Form 10-Q
period 2017-06-30
METLIFE INC
filed 2017-08-04
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017
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
At July 31, 2017, 1,062,868,893 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

		Page
Part I — Financial Information
Item 1.	Financial Statements (at June 30, 2017 (Unaudited) and December 31, 2016 and for the Three Months and Six Months Ended June 30, 2017 and 2016 (Unaudited))
	Interim Condensed Consolidated Balance Sheets	3
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	4
	Interim Condensed Consolidated Statements of Equity	5
	Interim Condensed Consolidated Statements of Cash Flows	6
	Notes to the Interim Condensed Consolidated Financial Statements:
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	7
	Note 2 — Segment Information	11
	Note 3 — Separation	19
	Note 4 — Insurance	21
	Note 5 — Closed Block	23
	Note 6 — Investments	26
	Note 7 — Derivatives	39
	Note 8 — Fair Value	55
	Note 9 — Junior Subordinated Debt Securities	77
	Note 10 — Equity	77
	Note 11 — Other Expenses	81
	Note 12 — Employee Benefit Plans	82
	Note 13 — Earnings Per Common Share	83
	Note 14 — Contingencies, Commitments and Guarantees	83
	Note 15 — Subsequent Events	90
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	91
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	179
Item 4.	Controls and Procedures	180

Part II — Other Information
Item 1.	Legal Proceedings	181
Item 1A.	Risk Factors	182
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	185
Item 6.	Exhibits	186

Signatures		187

Exhibit Index		E - 1

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
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of MetLife, Inc., its subsidiaries and affiliates. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission. These factors include: (1) difficult conditions in the global capital markets; (2) increased volatility and disruption of the global capital and credit markets, which may affect our ability to meet liquidity needs and access capital, including through our credit facilities, generate fee income and market-related revenue and finance statutory reserve requirements and may require us to pledge collateral or make payments related to declines in value of specified assets, including assets supporting risks ceded to certain of our captive reinsurers or hedging arrangements associated with those risks; (3) exposure to global financial and capital market risks, including as a result of the United Kingdom’s notice of withdrawal from the European Union, other disruption in Europe and possible withdrawal of one or more countries from the Euro zone; (4) impact on us of comprehensive financial services regulation reform, including potential regulation of MetLife, Inc. as a non-bank systemically important financial institution, or otherwise; (5) numerous rulemaking initiatives required or permitted by the Dodd-Frank Wall Street Reform and Consumer Protection Act which may impact how we conduct our business, including those compelling the liquidation of certain financial institutions; (6) regulatory, legislative or tax changes relating to our insurance, international, or other operations that may affect the cost of, or demand for, our products or services, or increase the cost or administrative burdens of providing benefits to employees; (7) adverse results or other consequences from litigation, arbitration or regulatory investigations; (8) unanticipated or adverse developments that could delay, prevent or otherwise adversely affect the separation of Brighthouse Financial, Inc. (“Brighthouse”), or our achieving expected operational or other benefits of such separation; (9) our equity market exposure to Brighthouse following the Separation; (10) liabilities, losses or indemnification obligations arising from our transitional services, investment management or tax arrangements or other agreements with Brighthouse or its subsidiaries; (11) delay or failure to complete the separation of Brighthouse which may require us to fund the redemption of certain Brighthouse debt obligations; (12) failure of the separation of Brighthouse to qualify for intended tax-free treatment; (13) our ability to address difficulties, unforeseen liabilities, asset impairments, or rating agency actions arising from (a) business acquisitions and integrating and managing the growth of such acquired businesses, (b) dispositions of businesses via sale, initial public offering, spin-off or otherwise, including failure to achieve projected operational benefit from such transactions and any restrictions, liabilities, losses or indemnification obligations arising from any transitional services or tax arrangements related to the separation of any business, or from the failure of such a separation to qualify for any intended tax-free treatment, (c) entry into joint ventures, or (d) legal entity reorganizations; (14) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions, including any separated business’ incurrence of debt in connection with such a separation; (15) investment losses and defaults, and changes to investment valuations; (16) changes in assumptions related to investment valuations, deferred policy acquisition costs, deferred sales inducements, value of business acquired or goodwill; (17) impairments of goodwill and realized losses or market value impairments to illiquid assets; (18) defaults on our mortgage loans; (19) the defaults or deteriorating credit of other financial institutions that could adversely affect us; (20) economic, political, legal, currency and other risks relating to our international operations, including with respect to fluctuations of exchange rates; (21) downgrades in our claims paying ability, financial strength or credit ratings; (22) a deterioration in the experience of the closed block established in connection with the reorganization of Metropolitan Life Insurance Company; (23) availability and effectiveness of reinsurance, hedging or indemnification arrangements, as well as any default or failure of counterparties to perform; (24) differences between actual claims experience and underwriting and reserving assumptions; (25) ineffectiveness of risk management policies and procedures; (26) catastrophe losses; (27) increasing cost and limited market capacity for statutory life insurance reserve financings; (28) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, and for personnel; (29) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity, and any adjustment for nonperformance risk; (30) legal, regulatory and other restrictions affecting MetLife, Inc.’s ability to pay dividends and repurchase common stock; (31) MetLife, Inc.’s and its subsidiary holding companies’ primary reliance, as holding companies, on dividends from its subsidiaries to meet its free cash flow targets and debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (32) the possibility that MetLife, Inc.’s Board of Directors may influence the outcome of stockholder votes through the voting provisions of the MetLife Policyholder Trust; (33) changes in accounting standards, practices and/or policies; (34) increased expenses relating to pension and postretirement benefit plans, as well as health care and other employee benefits; (35) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (36) difficulties in marketing and distributing products through our distribution channels; (37) provisions of laws and our incorporation documents may delay, deter or prevent takeovers and corporate combinations involving MetLife; (38) the effects of business disruption or economic contraction due to disasters such as terrorist attacks, cyberattacks, other hostilities, or natural catastrophes, including any related impact on the value of our investment portfolio, our disaster recovery systems, cyber- or other information security systems and management continuity planning; (39) any failure to protect the confidentiality of client information; (40) the effectiveness of our programs and practices in avoiding giving our associates incentives to take excessive risks; and (41) other risks and uncertainties described from time to time in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission.
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

Part I — Financial Information
Item 1. Financial Statements
MetLife, Inc.
Interim Condensed Consolidated Balance Sheets
June 30, 2017 (Unaudited) and December 31, 2016
(In millions, except share and per share data)

	June 30, 2017	December 31, 2016
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $338,030 and $330,354, respectively; includes $0 and $3,422, respectively, relating to variable interest entities)	$364,084	$350,889
Equity securities available-for-sale, at estimated fair value (cost: $2,983 and $2,744, respectively)	3,415	3,194
Fair value option securities, at estimated fair value (includes $7 and $8, respectively, relating to variable interest entities)	14,762	13,923
Mortgage loans (net of valuation allowances of $356 and $344, respectively; includes $123 and $136, respectively, at estimated fair value, relating to variable interest entities; includes $615 and $566, respectively, under the fair value option)	77,572	74,545
Policy loans	11,072	11,028
Real estate and real estate joint ventures (includes $44 and $59, respectively, of real estate held-for-sale)	9,484	9,041
Other limited partnership interests (includes $13 and $14, respectively, relating to variable interest entities)	6,874	6,778
Short-term investments, principally at estimated fair value	7,177	7,810
Other invested assets, principally at estimated fair value (includes $31 and $31, respectively, relating to variable interest entities)	19,596	23,185
Total investments	514,036	500,393
Cash and cash equivalents, principally at estimated fair value (includes $1 and $1, respectively, relating to variable interest entities)	17,319	17,877
Accrued investment income (includes $1 and $1, respectively, relating to variable interest entities)	3,970	3,988
Premiums, reinsurance and other receivables (includes $6 and $2, respectively, relating to variable interest entities)	26,487	26,081
Deferred policy acquisition costs and value of business acquired	25,408	24,798
Current income tax recoverable	66	20
Goodwill	9,385	9,220
Other assets (includes $3 and $3, respectively, relating to variable interest entities)	8,073	7,767
Separate account assets	320,455	308,620
Total assets	$925,199	$898,764
Liabilities and Equity
Liabilities
Future policy benefits	$205,836	$199,971
Policyholder account balances	216,257	210,235
Other policy-related balances	14,708	14,386
Policyholder dividends payable	722	708
Policyholder dividend obligation	2,237	1,931
Payables for collateral under securities loaned and other transactions	33,725	33,264
Short-term debt	235	242
Long-term debt (includes $28 and $35, respectively, at estimated fair value, relating to variable interest entities)	19,508	16,502
Collateral financing arrangements	1,235	4,071
Junior subordinated debt securities	3,169	3,169
Deferred income tax liability	10,383	9,367
Other liabilities	27,060	28,818
Separate account liabilities	320,455	308,620
Total liabilities	855,530	831,284
Contingencies, Commitments and Guarantees (Note 14)
Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $2,100 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,166,331,934 and 1,164,029,985 shares issued, respectively; 1,063,465,987 and 1,095,519,005 shares outstanding, respectively	12	12
Additional paid-in capital	31,021	30,944
Retained earnings	35,270	34,480
Treasury stock, at cost; 102,865,947 and 68,510,980 shares, respectively	(5,284)	(3,474)
Accumulated other comprehensive income (loss)	8,436	5,347
Total MetLife, Inc.’s stockholders’ equity	69,455	67,309
Noncontrolling interests	214	171
Total equity	69,669	67,480
Total liabilities and equity	$925,199	$898,764
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Six Months Ended June 30, 2017 and 2016 (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Premiums	$9,935	$9,417	$19,250	$19,110
Universal life and investment-type product policy fees	2,302	2,286	4,604	4,630
Net investment income	4,959	4,887	10,155	9,446
Other revenues	382	487	756	974
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(3)	(8)	(3)	(86)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	—	(6)	—	(6)
Other net investment gains (losses)	107	280	115	373
Total net investment gains (losses)	104	266	112	281
Net derivative gains (losses)	(437)	(2,099)	(1,363)	(764)
Total revenues	17,245	15,244	33,514	33,677
Expenses
Policyholder benefits and claims	10,302	10,274	20,161	19,952
Interest credited to policyholder account balances	1,562	1,500	3,274	2,826
Policyholder dividends	320	324	637	639
Other expenses	4,059	3,246	7,623	7,438
Total expenses	16,243	15,344	31,695	30,855
Income (loss) before provision for income tax	1,002	(100)	1,819	2,822
Provision for income tax expense (benefit)	115	(214)	103	505
Net income (loss)	887	114	1,716	2,317
Less: Net income (loss) attributable to noncontrolling interests	3	4	6	6
Net income (loss) attributable to MetLife, Inc.	884	110	1,710	2,311
Less: Preferred stock dividends	46	46	52	52
Net income (loss) available to MetLife, Inc.’s common shareholders	$838	$64	$1,658	$2,259
Comprehensive income (loss)	$2,926	$3,884	$4,805	$12,272
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	2	7	6	100
Comprehensive income (loss) attributable to MetLife, Inc.	$2,924	$3,877	$4,799	$12,172

Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$0.78	$0.06	$1.53	$2.05
Diluted	$0.77	$0.06	$1.52	$2.04
Cash dividends declared per common share	$0.400	$0.400	$0.800	$0.775
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Equity
For the Six Months Ended June 30, 2017 and 2016 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$—	$12	$30,944	$34,480	$(3,474)	$5,347	$67,309	$171	$67,480
Treasury stock acquired in connection with share repurchases					(1,810)		(1,810)		(1,810)
Stock-based compensation			77				77		77
Dividends on preferred stock				(52)			(52)		(52)
Dividends on common stock				(868)			(868)		(868)
Change in equity of noncontrolling interests							—	37	37
Net income (loss)				1,710			1,710	6	1,716
Other comprehensive income (loss), net of income tax						3,089	3,089	—	3,089
Balance at June 30, 2017	$—	$12	$31,021	$35,270	$(5,284)	$8,436	$69,455	$214	$69,669

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	$—	$12	$30,749	$35,519	$(3,102)	$4,771	$67,949	$470	$68,419
Treasury stock acquired in connection with share repurchases					(70)		(70)		(70)
Stock-based compensation			34				34		34
Dividends on preferred stock				(52)			(52)		(52)
Dividends on common stock				(854)			(854)		(854)
Change in equity of noncontrolling interests							—	(376)	(376)
Net income (loss)				2,311			2,311	6	2,317
Other comprehensive income (loss), net of income tax						9,861	9,861	94	9,955
Balance at June 30, 2016	$—	$12	$30,783	$36,924	$(3,172)	$14,632	$79,179	$194	$79,373
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2017 and 2016 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2017	2016
Net cash provided by (used in) operating activities	$5,499	$6,204
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	47,120	67,505
Equity securities	452	893
Mortgage loans	4,354	6,751
Real estate and real estate joint ventures	490	171
Other limited partnership interests	689	450
Purchases of:
Fixed maturity securities	(49,995)	(74,049)
Equity securities	(616)	(776)
Mortgage loans	(7,126)	(9,088)
Real estate and real estate joint ventures	(602)	(674)
Other limited partnership interests	(682)	(401)
Cash received in connection with freestanding derivatives	3,945	2,478
Cash paid in connection with freestanding derivatives	(5,698)	(2,709)
Purchases of investments in operating joint ventures	—	(39)
Net change in policy loans	6	107
Net change in short-term investments	914	(415)
Net change in other invested assets	(206)	133
Other, net	(194)	(245)
Net cash provided by (used in) investing activities	(7,149)	(9,908)
Cash flows from financing activities
Policyholder account balances:
Deposits	44,854	41,348
Withdrawals	(42,387)	(39,893)
Net change in payables for collateral under securities loaned and other transactions	1,205	8,594
Long-term debt issued	2,989	—
Long-term debt repaid	(9)	(1,264)
Collateral financing arrangements repaid	(2,836)	(26)
Financing element on certain derivative instruments and other derivative related transactions, net	(94)	(194)
Treasury stock acquired in connection with share repurchases	(1,810)	(70)
Dividends on preferred stock	(52)	(52)
Dividends on common stock	(868)	(854)
Other, net	(186)	78
Net cash provided by (used in) financing activities	806	7,667
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	286	352
Change in cash and cash equivalents	(558)	4,315
Cash and cash equivalents, beginning of period	17,877	12,752
Cash and cash equivalents, end of period	$17,319	$17,067
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$574	$623
Income tax	$505	$393
Non-cash transactions:
Reduction of fixed maturity securities in connection with a reinsurance transaction	$—	$224
Deconsolidation of operating joint venture:
Reduction of fixed maturity securities	$—	$917
Reduction of noncontrolling interests	$—	$373
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
“MetLife” and the “Company” refer to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates. MetLife is a global provider of life insurance, annuities, employee benefits and asset management. As previously announced, in the third quarter of 2016, MetLife reorganized its businesses into six segments: U.S.; Asia; Latin America; Europe, the Middle East and Africa (“EMEA”); MetLife Holdings; and Brighthouse Financial, as a result of the Company’s plan to separate a substantial portion of its former Retail segment, as well as certain portions of its former Corporate Benefit Funding segment and Corporate & Other (the “Separation”). See Note 2 for further information on the reorganization, which was applied retrospectively. See Note 3 for further information on the Separation.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Effective January 1, 2017, the Company adopted guidance related to stock-based compensation. The new guidance changes several aspects of the accounting for share-based payment and award transactions, including (i) income tax consequences when awards vest or are settled; (ii) classification as either equity or liability due to statutory tax withholding requirements; and (iii) classification on the statement of cash flows. In addition, the new guidance provides an accounting policy election to account for forfeitures as they occur, rather than to account for them based on an estimate of expected forfeitures. The Company has elected to continue to account for forfeitures based on an estimate of expected forfeitures. In addition, the Company elected to apply the change in presentation in the statement of cash flows related to excess tax benefits prospectively and prior periods have not been adjusted. The change in presentation for cash paid to a taxing authority when directly withholding equivalent shares has been classified as a financing activity in the statement of cash flows. The change was applied retrospectively and thus the directly withheld share equivalent amount was reclassified from an operating activity to a financing activity in the consolidated statements of cash flows. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.
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
Future Adoption of New Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board (“FASB”) issued new guidance on share-based payment awards (Accounting Standards Update (“ASU”) 2017-09, Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The new guidance should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted. The ASU includes guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In March 2017, the FASB issued new guidance on purchased callable debt securities (ASU 2017-08, Receivables -Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities). The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings. Early adoption is permitted. The ASU shortens the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date. However, the new guidance does not require an accounting change for securities held at a discount whose discount continues to be amortized to maturity. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

In February 2017, the FASB issued new guidance on derecognition of nonfinancial assets (ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted for interim or annual reporting periods beginning after December 15, 2016. The guidance may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The new guidance clarifies the scope and accounting of a financial asset that meets the definition of an “in-substance nonfinancial asset” and defines the term, “in-substance nonfinancial asset.” The ASU also adds guidance for partial sales of nonfinancial assets. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In January 2017, the FASB issued new guidance on goodwill impairment (ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment). The new guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The new guidance simplifies the current two-step goodwill impairment test by eliminating Step 2 of the test. The new guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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
In May 2014, the FASB issued a comprehensive new revenue recognition standard (ASU 2014-09, Revenue from Contracts with Customers (Topic 606)), effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company currently plans to apply this guidance retrospectively with a cumulative-effect adjustment as of January 1, 2018. The new guidance will supersede nearly all existing revenue recognition guidance under U.S. GAAP; however, it will not impact the accounting for insurance and investment contracts within the scope of Financial Services insurance (Topic 944), leases, financial instruments and guarantees. For those contracts that are impacted, the guidance will require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, in exchange for those goods or services. Given the scope of the new revenue recognition guidance, the Company does not expect the adoption to have a material impact on its consolidated revenues or statements of operations, with the Company’s implementation efforts primarily focused on other revenues within the U.S., MetLife Holdings, and Corporate & Other segments. Other revenues on the consolidated statements of operations represents less than 3% of consolidated total revenues for the six months ended June 30, 2017.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

2. Segment Information
As previously announced, in the third quarter of 2016, MetLife reorganized its businesses into six segments: U.S.; Asia; Latin America; EMEA; MetLife Holdings; and Brighthouse Financial, in anticipation of the planned Separation. In addition, the Company reports certain of its results of operations in Corporate & Other. Prior period results have been revised in connection with the reorganization and did not have an impact on total consolidated net income (loss) or operating earnings.
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

•	Amortization of negative VOBA excludes amounts related to Market Value Adjustments;

•	Interest expense on debt excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

•	Other expenses excludes costs related to: (i) noncontrolling interests, (ii) implementation of new insurance regulatory requirements and (iii) acquisition, integration and other costs.
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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and six months ended June 30, 2017 and 2016. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below, with the exception of the Brighthouse Financial segment, for which equity is reflective of the historical equity of the legal entities which comprise Brighthouse and related companies, which will be eliminated upon Separation. The Brighthouse Financial segment equity is not indicative of Brighthouse and related companies’ equity on a combined standalone basis.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
Three Months Ended June 30, 2017	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Brighthouse Financial	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,877	$1,659	$645	$505	$1,022	$217	$10	$9,935	$—	$9,935
Universal life and investment-type product policy fees	251	375	275	92	345	885	(32)	2,191	111	2,302
Net investment income	1,575	729	289	78	1,401	791	21	4,884	75	4,959
Other revenues	199	11	8	28	37	162	(68)	377	5	382
Net investment gains (losses)	—	—	—	—	—	—	—	—	104	104
Net derivative gains (losses)	—	—	—	—	—	—	—	—	(437)	(437)
Total revenues	7,902	2,774	1,217	703	2,805	2,055	(69)	17,387	(142)	17,245
Expenses
Policyholder benefits and claims and policyholder dividends	5,878	1,247	596	270	1,720	654	(15)	10,350	272	10,622
Interest credited to policyholder account balances	359	333	94	25	255	283	—	1,349	213	1,562
Capitalization of DAC	(116)	(428)	(88)	(100)	(23)	(63)	(3)	(821)	—	(821)
Amortization of DAC and VOBA	114	290	68	95	139	136	2	844	(140)	704
Amortization of negative VOBA	—	(30)	—	(5)	—	—	—	(35)	(3)	(38)
Interest expense on debt	4	—	2	—	5	26	257	294	1	295
Other expenses	914	895	357	332	370	647	61	3,576	343	3,919
Total expenses	7,153	2,307	1,029	617	2,466	1,683	302	15,557	686	16,243
Provision for income tax expense (benefit)	250	157	34	14	104	89	(271)	377	(262)	115
Operating earnings	$499	$310	$154	$72	$235	$283	$(100)	1,453
Adjustments to:
Total revenues								(142)
Total expenses								(686)
Provision for income tax (expense) benefit								262
Net income (loss)								$887		$887

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
Three Months Ended June 30, 2016	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Brighthouse Financial	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,171	$1,681	$631	$519	$1,122	$280	$13	$9,417	$—	$9,417
Universal life and investment-type product policy fees	248	370	269	95	361	861	(31)	2,173	113	2,286
Net investment income	1,565	678	243	83	1,477	870	(35)	4,881	6	4,887
Other revenues	193	16	8	19	203	346	(301)	484	3	487
Net investment gains (losses)	—	—	—	—	—	—	—	—	266	266
Net derivative gains (losses)	—	—	—	—	—	—	—	—	(2,099)	(2,099)
Total revenues	7,177	2,745	1,151	716	3,163	2,357	(354)	16,955	(1,711)	15,244
Expenses
Policyholder benefits and claims and policyholder dividends	5,270	1,324	583	283	1,927	1,008	(10)	10,385	213	10,598
Interest credited to policyholder account balances	323	324	84	30	261	291	1	1,314	186	1,500
Capitalization of DAC	(121)	(426)	(80)	(106)	(96)	(83)	(3)	(915)	—	(915)
Amortization of DAC and VOBA	118	304	66	103	269	152	3	1,015	(894)	121
Amortization of negative VOBA	—	(57)	—	(4)	—	—	—	(61)	(6)	(67)
Interest expense on debt	3	—	—	—	14	32	254	303	3	306
Other expenses	918	877	323	336	864	555	(214)	3,659	142	3,801
Total expenses	6,511	2,346	976	642	3,239	1,955	31	15,700	(356)	15,344
Provision for income tax expense (benefit)	223	140	38	10	(43)	105	(188)	285	(499)	(214)
Operating earnings	$443	$259	$137	$64	$(33)	$297	$(197)	970
Adjustments to:
Total revenues								(1,711)
Total expenses								356
Provision for income tax (expense) benefit								499
Net income (loss)								$114		$114

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
Six Months Ended June 30, 2017	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Brighthouse Financial	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$11,062	$3,367	$1,292	$1,007	$2,081	$394	$47	$19,250	$—	$19,250
Universal life and investment-type product policy fees	516	741	535	187	707	1,769	(63)	4,392	212	4,604
Net investment income	3,187	1,431	592	152	2,842	1,649	26	9,879	276	10,155
Other revenues	403	21	17	45	133	236	(110)	745	11	756
Net investment gains (losses)	—	—	—	—	—	—	—	—	112	112
Net derivative gains (losses)	—	—	—	—	—	—	—	—	(1,363)	(1,363)
Total revenues	15,168	5,560	2,436	1,391	5,763	4,048	(100)	34,266	(752)	33,514
Expenses
Policyholder benefits and claims and policyholder dividends	11,113	2,562	1,229	539	3,456	1,285	(6)	20,178	620	20,798
Interest credited to policyholder account balances	710	654	176	49	512	558	—	2,659	615	3,274
Capitalization of DAC	(216)	(848)	(170)	(192)	(57)	(130)	(4)	(1,617)	—	(1,617)
Amortization of DAC and VOBA	228	581	146	182	213	336	3	1,689	(452)	1,237
Amortization of negative VOBA	—	(67)	—	(8)	—	—	—	(75)	(6)	(81)
Interest expense on debt	6	—	3	—	20	58	503	590	1	591
Other expenses	1,823	1,770	683	648	710	1,259	151	7,044	449	7,493
Total expenses	13,664	4,652	2,067	1,218	4,854	3,366	647	30,468	1,227	31,695
Provision for income tax expense (benefit)	502	303	72	26	289	155	(554)	793	(690)	103
Operating earnings	$1,002	$605	$297	$147	$620	$527	$(193)	3,005
Adjustments to:
Total revenues								(752)
Total expenses								(1,227)
Provision for income tax (expense) benefit								690
Net income (loss)								$1,716		$1,716

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
Six Months Ended June 30, 2016	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Brighthouse Financial	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$10,191	$3,339	$1,232	$1,019	$2,219	$673	$11	$18,684	$426	$19,110
Universal life and investment-type product policy fees	498	720	537	190	716	1,719	(56)	4,324	306	4,630
Net investment income	3,025	1,296	498	163	2,952	1,683	(30)	9,587	(141)	9,446
Other revenues	397	33	15	39	407	432	(352)	971	3	974
Net investment gains (losses)	—	—	—	—	—	—	—	—	281	281
Net derivative gains (losses)	—	—	—	—	—	—	—	—	(764)	(764)
Total revenues	14,111	5,388	2,282	1,411	6,294	4,507	(427)	33,566	111	33,677
Expenses
Policyholder benefits and claims and policyholder dividends	10,316	2,560	1,133	544	3,750	1,711	(36)	19,978	613	20,591
Interest credited to policyholder account balances	645	643	164	59	519	580	5	2,615	211	2,826
Capitalization of DAC	(232)	(811)	(153)	(207)	(196)	(185)	(7)	(1,791)	(105)	(1,896)
Amortization of DAC and VOBA	236	590	129	205	417	314	5	1,896	(780)	1,116
Amortization of negative VOBA	—	(121)	—	(7)	—	—	—	(128)	(38)	(166)
Interest expense on debt	5	—	—	—	28	64	518	615	3	618
Other expenses	1,860	1,728	633	669	1,460	1,179	(160)	7,369	397	7,766
Total expenses	12,830	4,589	1,906	1,263	5,978	3,663	325	30,554	301	30,855
Provision for income tax expense (benefit)	432	235	88	21	82	220	(371)	707	(202)	505
Operating earnings	$849	$564	$288	$127	$234	$624	$(381)	2,305
Adjustments to:
Total revenues								111
Total expenses								(301)
Provision for income tax (expense) benefit								202
Net income (loss)								$2,317		$2,317

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	June 30, 2017	December 31, 2016
	(In millions)
U.S.	$257,676	$253,683
Asia	130,363	120,656
Latin America	72,458	67,233
EMEA	28,219	25,596
MetLife Holdings	184,817	184,276
Brighthouse Financial	224,933	222,681
Corporate & Other	26,733	24,639
Total	$925,199	$898,764
3. Separation
Spin-off of Brighthouse
In January 2016, MetLife, Inc. announced its plan to pursue the Separation. MetLife, Inc. subsequently re-segmented the business to be separated and rebranded it as “Brighthouse Financial.”
On June 29, 2017, MetLife, Inc. announced that its Board of Directors had approved the spin-off of its wholly-owned subsidiary, Brighthouse Financial, Inc. (“Brighthouse”). MetLife, Inc. common shareholders will receive a distribution of one share of Brighthouse common stock for every 11 shares of MetLife, Inc. common stock they own. Shareholders of MetLife, Inc. who own less than 11 shares of common stock, or others who would otherwise receive fractional shares, will receive cash. The record date for the distribution was 5:00 p.m., New York City time, on July 19, 2017, and the distribution date will be 5:00 p.m., New York City time, on August 4, 2017. On August 3, 2017, MetLife, Inc. announced that it expects to distribute 96,776,670 of the 119,773,106 shares of Brighthouse common stock, representing approximately 80.8% of those shares. Certain MetLife affiliates hold MetLife common stock and, as a result, will participate in the distribution.
On July 6, 2017, MetLife, Inc. announced that the U.S. Securities and Exchange Commission (“SEC”) has declared Brighthouse’s registration statement on Form 10 effective. Additionally, all required state regulatory approvals have been granted. The Separation remains subject to continuing validity of a ruling from the Internal Revenue Service and an opinion from MetLife’s tax advisor regarding certain U.S. federal income tax matters.
Transactions in Connection with the Spin-off
In connection with the spin-off, the Company completed the following transactions in 2017:
Contributions of Entities, Mergers and Dividend
In April 2017, following receipt of applicable regulatory approvals, MetLife contributed certain captive reinsurance companies to Brighthouse Life Insurance Company (“Brighthouse Insurance”), which were merged into Brighthouse Reinsurance Company of Delaware (“BRCD”), a newly-formed captive reinsurance company that is wholly-owned by Brighthouse Insurance.
On July 27, 2017, MetLife, Inc. contributed the voting common interests of Brighthouse Holdings, LLC, a subsidiary of MetLife, Inc., to Brighthouse. Brighthouse Holdings, LLC is an intermediate holding company, which owns of all of the subsidiaries within Brighthouse.
On August 3, 2017, Brighthouse paid a cash dividend to MetLife, Inc. of $1.8 billion in connection with the Separation.
Termination of Financing Arrangements
In April 2017, MetLife, Inc. and MetLife Reinsurance Company of South Carolina (“MRSC”) terminated the MRSC collateral financing arrangement associated with secondary guarantees. As a result, the $2.8 billion collateral financing arrangement liability outstanding was extinguished utilizing $2.8 billion of assets held in trust with the remaining $590 million of assets held in trust returned to MetLife, Inc. as a cash return of capital from a subsidiary. Total fees associated with the termination were $37 million and were included in other expenses.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Separation (continued)

In April 2017, MetLife, Inc. and MetLife Reinsurance Company of Vermont terminated the $4.3 billion committed facility, and MetLife, Inc. and MRSC terminated the $3.5 billion committed facility. Total fees associated with the terminations were $257 million and were included in other expenses.
In June 2017, MetLife, Inc. forgave Brighthouse Insurance’s obligation to pay the principal amount of $750 million affiliated surplus notes held by MetLife, Inc. This transaction was a non-cash contribution to Brighthouse Holdings, LLC with a corresponding non-cash capital contribution to Brighthouse Insurance and had no impact on the consolidated financial statements of MetLife. See Note 9.
New Financing Arrangements
In April 2017, BRCD entered into a new financing arrangement with a pool of highly rated third-party reinsurers with a total capacity of $10.0 billion. This financing arrangement consists of credit-linked notes that each has a term of 20 years. At June 30, 2017, there were no drawdowns and there was $8.1 billion of funding available under this financing arrangement.
In June 2017, Brighthouse Holdings, LLC issued 50,000 units of 6.50% fixed rate cumulative preferred units to MetLife, Inc. and in turn MetLife, Inc. sold the preferred units to third-party investors, for net proceeds of $49 million, and recorded the subsidiary preferred units in noncontrolling interests.
In June 2017, Brighthouse issued $1.5 billion of senior notes due in June 2027 (the “2027 Senior Notes”) which bear interest at a fixed rate of 3.70%, payable semi-annually. Also in June 2017, Brighthouse issued $1.5 billion of senior notes due in June 2047 (the “2047 Senior Notes,” and together with the 2027 Senior Notes, the “Senior Notes”) which bear interest at a fixed rate of 4.70%, payable semi-annually. Brighthouse incurred $25 million of related costs which have been capitalized and are being amortized over the terms of the Senior Notes. See “— Senior Notes Guarantee” below for additional information.
In June 2017, subsequent to the issuance of the Senior Notes, the borrowing capacity under Brighthouse’s three-year senior unsecured delayed draw term loan agreement (the “2016 Term Loan Agreement”) was decreased from $3.0 billion to $536 million. On July 21, 2017, concurrently with entering into a new term loan agreement described below, Brighthouse terminated the 2016 Term Loan Agreement without penalty. Brighthouse will expense $7 million of capitalized costs related to the termination in the third quarter of 2017.
On July 21, 2017, Brighthouse entered into a new $600 million senior unsecured delayed draw term loan agreement (the “2017 Term Loan Agreement”). Under the 2017 Term Loan Agreement, Brighthouse may borrow up to a maximum of $600 million which may be used for general corporate purposes, including in connection with the Separation, of which $500 million is available prior to the Separation. The 2017 Term Loan Agreement contains certain covenants that could restrict the operations and use of funds of Brighthouse. On August 2, 2017, Brighthouse borrowed $500 million under the 2017 Term Loan Agreement in connection with the Separation.
Senior Notes Guarantee
In connection with the issuance of the Senior Notes, MetLife, Inc. has initially guaranteed the Senior Notes on a senior unsecured basis (the “Guarantee”). Under the Guarantee, MetLife, Inc. fully and unconditionally guaranteed to each holder of the Senior Notes the full and prompt payment of principal of the Senior Notes, the premium on the Senior Notes, if any, and the interest on the Senior Notes, and all other obligations of Brighthouse under the Senior Notes, when the same become due. The Guarantee will be automatically and unconditionally released upon the completion of both (i) the contribution by MetLife, Inc. of all the voting common interests in Brighthouse Holdings, LLC, including its direct and indirect subsidiaries, to Brighthouse and (ii) the consummation of the transfer by MetLife, Inc. of at least 80.1% of the shares of Brighthouse’s common stock to one or more persons, other than MetLife, Inc. or any of its affiliates, through a spin-off to the holders of MetLife Inc.’s common stock, a public offering of shares in an independent publicly traded company, or a sale ((i) and (ii) together, a “Brighthouse Stock Distribution Event”).
If a Brighthouse Stock Distribution Event has not occurred on or prior to December 31, 2017, Brighthouse must redeem the Senior Notes, in whole, on the tenth business day following December 31, 2017 (the “special mandatory redemption date”). In the event of such a redemption, Brighthouse must redeem the Senior Notes at a special mandatory redemption price of 101% of the then-outstanding aggregate principal amount of the Senior Notes, together with accrued and unpaid interest from the last date on which interest has been paid up to, but excluding, the special mandatory redemption date.
The Senior Notes are direct financial obligations of Brighthouse and the Guarantee is a direct financial obligation of MetLife, Inc.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Separation (continued)

Termination of Support Agreements
In April 2017, in connection with the contribution of entities, mergers and financing transactions discussed above, MetLife, Inc. terminated various support agreements with the captive reinsurance companies merged into BRCD. See Schedule II included in the 2016 Annual Report for information on the support agreements that were terminated.
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
Information regarding the Company’s guarantee exposure, which includes direct and assumed business, but excludes offsets from hedging or ceded reinsurance, if any, was as follows at:

	June 30, 2017				December 31, 2016
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1):
Variable Annuity Guarantees:
Total account value (2), (3)	$181,810		$91,863		$177,895		$89,839
Separate account value	$154,498		$88,450		$150,118		$86,355
Net amount at risk (2)	$7,382	(4)	$3,896	(5)	$8,679	(4)	$3,834	(5)
Average attained age of contractholders	67 years		67 years		66 years		66 years
Other Annuity Guarantees:
Total account value (3)	N/A		$1,397		N/A		$1,393
Net amount at risk	N/A		$491	(6)	N/A		$490	(6)
Average attained age of contractholders	N/A		51 years		N/A		50 years

	June 30, 2017		December 31, 2016
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts (1):
Total account value (3)	$18,147	$3,270	$17,689	$3,337
Net amount at risk (7)	$170,470	$17,186	$172,860	$17,785
Average attained age of policyholders	58 years	63 years	58 years	62 years
__________________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Insurance (continued)

(2)	Includes amounts, which are not reported on the consolidated balance sheets, from assumed reinsurance of certain variable annuity products from the Company’s former operating joint venture in Japan.

(3)	Includes the contractholder’s investments in the general account and separate account, if applicable.

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

Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Six Months Ended June 30,
	2017	2016
	(In millions)
Balance at December 31 of prior period	$18,159	$11,388
Less: Reinsurance recoverables	3,058	2,042
Net Balance at December 31 of prior period	15,101	9,346
Cumulative adjustment (1)	—	4,988
Net balance, beginning of period	15,101	14,334
Incurred related to:
Current period	13,126	12,985
Prior periods (2)	14	28
Total incurred	13,140	13,013
Paid related to:
Current period	(8,850)	(8,351)
Prior periods	(3,811)	(3,772)
Total paid	(12,661)	(12,123)
Net balance, end of period	15,580	15,224
Add: Reinsurance recoverables	3,182	2,873
Balance, end of period (included in future policy benefits and other policy-related balances)	$18,762	$18,097
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

(2)
During both the six months ended June 30, 2017 and 2016, as a result of changes in estimates of insured events in the respective prior periods, the claims and claim adjustment expenses associated with prior periods increased due to unfavorable claims experience.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Closed Block (continued)

Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	June 30, 2017	December 31, 2016
	(In millions)
Closed Block Liabilities
Future policy benefits	$40,567	$40,834
Other policy-related balances	187	257
Policyholder dividends payable	476	443
Policyholder dividend obligation	2,237	1,931
Current income tax payable	—	4
Other liabilities	240	196
Total closed block liabilities	43,707	43,665
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	27,474	27,220
Equity securities available-for-sale, at estimated fair value	292	100
Mortgage loans	5,919	5,935
Policy loans	4,541	4,553
Real estate and real estate joint ventures	634	655
Other invested assets	809	1,246
Total investments	39,669	39,709
Cash and cash equivalents	99	18
Accrued investment income	466	467
Premiums, reinsurance and other receivables	138	68
Deferred income tax assets	158	177
Total assets designated to the closed block	40,530	40,439
Excess of closed block liabilities over assets designated to the closed block	3,177	3,226
Amounts included in accumulated other comprehensive income (loss) (“AOCI”):
Unrealized investment gains (losses), net of income tax	1,814	1,517
Unrealized gains (losses) on derivatives, net of income tax	57	95
Allocated to policyholder dividend obligation, net of income tax	(1,454)	(1,255)
Total amounts included in AOCI	417	357
Maximum future earnings to be recognized from closed block assets and liabilities	$3,594	$3,583
Information regarding the closed block policyholder dividend obligation was as follows:

	Six Months Ended June 30, 2017	Year Ended December 31, 2016
	(In millions)
Balance, beginning of period	$1,931	$1,783
Change in unrealized investment and derivative gains (losses)	306	148
Balance, end of period	$2,237	$1,931

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Closed Block (continued)

Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Revenues
Premiums	$432	$444	$834	$861
Net investment income	452	469	918	949
Net investment gains (losses)	(2)	12	(10)	(16)
Net derivative gains (losses)	(10)	4	(18)	(7)
Total revenues	872	929	1,724	1,787
Expenses
Policyholder benefits and claims	614	632	1,182	1,242
Policyholder dividends	247	246	497	491
Other expenses	32	35	64	67
Total expenses	893	913	1,743	1,800
Revenues, net of expenses before provision for income tax expense (benefit)	(21)	16	(19)	(13)
Provision for income tax expense (benefit)	(8)	6	(8)	(5)
Revenues, net of expenses and provision for income tax expense (benefit)	$(13)	$10	$(11)	$(8)
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

	June 30, 2017					December 31, 2016
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses (1)			Gains	Temporary Losses	OTTI Losses (1)
	(In millions)
Fixed maturity securities:
U.S. corporate	$94,759	$8,426	$586	$—	$102,599	$94,558	$7,351	$1,056	$—	$100,853
U.S. government and agency	54,356	5,922	399	—	59,879	53,326	4,977	780	—	57,523
Foreign government	54,708	6,712	312	—	61,108	50,923	6,600	385	—	57,138
Foreign corporate	57,709	3,819	1,054	—	60,474	55,676	3,132	1,752	(1)	57,057
RMBS	37,355	1,472	334	(39)	38,532	36,293	1,244	554	(10)	36,993
State and political subdivision	14,234	2,060	40	—	16,254	14,566	1,733	122	1	16,176
ABS	14,088	124	74	3	14,135	13,920	101	141	3	13,877
CMBS	10,821	341	60	(1)	11,103	11,092	282	103	(1)	11,272
Total fixed maturity securities	$338,030	$28,876	$2,859	$(37)	$364,084	$330,354	$25,420	$4,893	$(8)	$350,889
Equity securities:
Common stock	$2,280	$411	$16	$—	$2,675	$1,927	$488	$14	$—	$2,401
Non-redeemable preferred stock	703	52	15	—	740	817	25	49	—	793
Total equity securities	$2,983	$463	$31	$—	$3,415	$2,744	$513	$63	$—	$3,194
__________________

(1)
Noncredit OTTI losses included in AOCI in an unrealized gain position are due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities with an estimated fair value of $1 million and $6 million, and unrealized gains (losses) of ($4) million and ($2) million, at June 30, 2017 and December 31, 2016, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at June 30, 2017:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$14,582	$71,452	$70,413	$119,319	$62,264	$338,030
Estimated fair value	$14,713	$74,867	$74,093	$136,641	$63,770	$364,084

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

	June 30, 2017				December 31, 2016
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
Fixed maturity securities:
U.S. corporate	$10,077	$310	$3,305	$276	$16,147	$656	$3,684	$400
U.S. government and agency	20,004	378	189	21	13,500	760	141	20
Foreign government	6,448	227	1,012	85	6,228	271	924	114
Foreign corporate	7,081	234	6,741	820	11,613	639	6,127	1,112
RMBS	12,033	215	1,753	80	12,943	403	2,618	141
State and political subdivision	1,062	32	97	8	2,636	114	85	9
ABS	2,711	10	1,496	67	2,702	33	2,789	111
CMBS	1,402	22	601	37	2,570	48	735	54
Total fixed maturity securities	$60,818	$1,428	$15,194	$1,394	$68,339	$2,924	$17,103	$1,961
Equity securities:
Common stock	331	16	$2	$—	$105	$14	$11	$—
Non-redeemable preferred stock	28	—	134	15	196	9	165	40
Total equity securities	$359	$16	$136	$15	$301	$23	$176	$40
Total number of securities in an unrealized loss position	3,981		1,544		5,321		1,790
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
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at June 30, 2017. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, collateral valuation, interest rates and credit spreads, as well as a change in the Company’s intention to hold or sell a security that is in an unrealized loss position. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities decreased $2.1 billion during the six months ended June 30, 2017 to $2.8 billion. The decrease in gross unrealized losses for the six months ended June 30, 2017 was primarily attributable to narrowing credit spreads and decreasing longer-term interest rates, and to a lesser extent, the impact of strengthening foreign currencies on non-functional currency denominated fixed maturity securities.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

At June 30, 2017, $168 million of the total $2.8 billion of gross unrealized losses were from 56 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
The change in gross unrealized losses on equity securities was not significant during the six months ended June 30, 2017.
Investment Grade Fixed Maturity Securities
Of the $168 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $132 million, or 79%, were related to gross unrealized losses on 28 investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads since purchase and, with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities
Of the $168 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $36 million, or 21%, were related to gross unrealized losses on 28 below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to U.S. and foreign corporate securities (primarily utility and industrial securities) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over lower oil prices in the energy sector. Management evaluates U.S. and foreign corporate securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuers.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2017		December 31, 2016
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$49,549	63.9%	$48,035	64.4%
Agricultural	14,877	19.2	14,456	19.4
Residential	12,764	16.4	11,696	15.7
Subtotal (1)	77,190	99.5	74,187	99.5
Valuation allowances	(356)	(0.5)	(344)	(0.5)
Subtotal mortgage loans, net	76,834	99.0	73,843	99.0
Residential — FVO	615	0.8	566	0.8
Commercial mortgage loans held by CSEs — FVO	123	0.2	136	0.2
Total mortgage loans, net	$77,572	100.0%	$74,545	100.0%
__________________

(1)
Purchases of mortgage loans were $888 million and $1.8 billion for the three months and six months ended June 30, 2017, respectively, and $1.2 billion and $1.4 billion for the three months and six months ended June 30, 2016, respectively.

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

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value
	(In millions)
June 30, 2017
Commercial	$—	$—	$—	$—	$—	$49,549	$242	$—
Agricultural	15	13	1	4	4	14,860	45	16
Residential	—	—	—	324	294	12,470	68	294
Total	$15	$13	$1	$328	$298	$76,879	$355	$310
December 31, 2016
Commercial	$—	$—	$—	$12	$12	$48,023	$234	$12
Agricultural	15	13	1	27	27	14,416	43	39
Residential	—	—	—	266	242	11,454	66	242
Total	$15	$13	$1	$305	$281	$73,893	$343	$293
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $6 million, $16 million and $280 million, respectively, for the three months ended June 30, 2017; and $8 million, $24 million and $268 million, respectively, for the six months ended June 30, 2017.
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $184 million, $52 million and $175 million, respectively, for the three months ended June 30, 2016; and $142 million, $57 million and $160 million, respectively, for the six months ended June 30, 2016.
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Six Months Ended June 30,
	2017				2016
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$234	$44	$66	$344	$217	$42	$59	$318
Provision (release)	8	2	10	20	150	1	7	158
Charge-offs, net of recoveries	—	—	(8)	(8)	—	(2)	(7)	(9)
Balance, end of period	$242	$46	$68	$356	$367	$41	$59	$467

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios				% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(Dollars in millions)
June 30, 2017
Loan-to-value ratios:
Less than 65%	$43,059	$1,693	$236	$44,988	90.8%	$46,034	91.0%
65% to 75%	3,658	250	210	4,118	8.3	4,113	8.2
76% to 80%	57	148	67	272	0.6	260	0.5
Greater than 80%	—	—	171	171	0.3	166	0.3
Total	$46,774	$2,091	$684	$49,549	100%	$50,573	100%
December 31, 2016
Loan-to-value ratios:
Less than 65%	$41,811	$1,307	$874	$43,992	91.6%	$44,459	91.8%
65% to 75%	3,335	—	221	3,556	7.4	3,488	7.2
76% to 80%	229	—	—	229	0.5	215	0.5
Greater than 80%	142	41	75	258	0.5	250	0.5
Total	$45,517	$1,348	$1,170	$48,035	100.0%	$48,412	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	June 30, 2017		December 31, 2016
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$14,131	95.0%	$13,872	96.0%
65% to 75%	606	4.1	479	3.3
76% to 80%	127	0.8	17	0.1
Greater than 80%	13	0.1	88	0.6
Total	$14,877	100.0%	$14,456	100.0%
The estimated fair value of agricultural mortgage loans was $15.1 billion and $14.7 billion at June 30, 2017 and December 31, 2016, respectively.
Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	June 30, 2017		December 31, 2016
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$12,332	96.6%	$11,304	96.6%
Nonperforming	432	3.4	392	3.4
Total	$12,764	100.0%	$11,696	100.0%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

The estimated fair value of residential mortgage loans was $13.2 billion and $12.1 billion at June 30, 2017 and December 31, 2016, respectively.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both June 30, 2017 and December 31, 2016. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and nonaccrual mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
	(In millions)
Commercial	$—	$3	$—	$3	$—	$—
Agricultural	118	127	110	104	10	23
Residential	432	392	26	37	407	355
Total	$550	$522	$136	$144	$417	$378
Mortgage Loans Modified in a Troubled Debt Restructuring
During both the three months and six months ended June 30, 2017 and 2016, the Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $11.0 billion and $12.2 billion at June 30, 2017 and December 31, 2016, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity and equity securities AFS and the effect on DAC, VOBA, deferred sales inducements (“DSI”), future policy benefits and the policyholder dividend obligation, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	June 30, 2017	December 31, 2016
	(In millions)
Fixed maturity securities	$25,818	$20,300
Fixed maturity securities with noncredit OTTI losses included in AOCI	37	8
Total fixed maturity securities	25,855	20,308
Equity securities	522	485
Derivatives	2,468	2,923
Other	169	23
Subtotal	29,014	23,739
Amounts allocated from:
Future policy benefits	(2,046)	(1,114)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(3)	(3)
DAC, VOBA and DSI	(1,750)	(1,430)
Policyholder dividend obligation	(2,237)	(1,931)
Subtotal	(6,036)	(4,478)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(11)	(1)
Deferred income tax benefit (expense)	(7,923)	(6,623)
Net unrealized investment gains (losses)	15,044	12,637
Net unrealized investment gains (losses) attributable to noncontrolling interests	(6)	(6)
Net unrealized investment gains (losses) attributable to MetLife, Inc.	$15,038	$12,631
The changes in net unrealized investment gains (losses) were as follows:

Six Months Ended June 30, 2017
(In millions)
Balance, beginning of period	$12,631
Fixed maturity securities on which noncredit OTTI losses have been recognized	29
Unrealized investment gains (losses) during the period	5,246
Unrealized investment gains (losses) relating to:
Future policy benefits	(932)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	—
DAC, VOBA and DSI	(320)
Policyholder dividend obligation	(306)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(10)
Deferred income tax benefit (expense)	(1,300)
Net unrealized investment gains (losses)	15,038
Net unrealized investment gains (losses) attributable to noncontrolling interests	—
Balance, end of period	$15,038
Change in net unrealized investment gains (losses)	$2,407
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	—
Change in net unrealized investment gains (losses) attributable to MetLife, Inc.	$2,407

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Concentrations of Credit Risk
Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, were in fixed income securities of the Japanese government and its agencies with an estimated fair value of $26.5 billion and $24.9 billion at June 30, 2017 and December 31, 2016, respectively.
Securities Lending
Elements of the securities lending program are presented below at:

	June 30, 2017	December 31, 2016
	(In millions)
Securities on loan: (1)
Amortized cost	$23,466	$24,692
Estimated fair value	$25,787	$26,308
Cash collateral received from counterparties (2)	$26,440	$26,755
Security collateral received from counterparties (3)	$33	$46
Reinvestment portfolio — estimated fair value	$26,652	$26,704
__________________

(1)	Included within fixed maturity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral received from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated financial statements.
The cash collateral liability by loaned security type and remaining tenor of the agreements was as follows at:

	June 30, 2017				December 31, 2016
	Remaining Tenor of Securities Lending Agreements				Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
Cash collateral liability by loaned security type:
U.S. government and agency	$6,197	$12,510	$6,783	$25,490	$6,608	$8,403	$10,125	$25,136
Foreign government	—	694	—	694	—	620	144	764
U.S. corporate	—	—	—	—	—	523	—	523
Agency RMBS	—	256	—	256	—	—	274	274
Foreign corporate	—	—	—	—	—	58	—	58
Total	$6,197	$13,460	$6,783	$26,440	$6,608	$9,604	$10,543	$26,755
__________________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at June 30, 2017 was $6.0 billion, all of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, ABS and U.S. government and agency securities), short-term investments and cash equivalents, with 65% invested in agency RMBS, short-term investments, cash equivalents, U.S. government and agency securities or held in cash. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Repurchase Agreements
Elements of the short-term repurchase agreements are presented below at:

	June 30, 2017	December 31, 2016
	(In millions)
Securities on loan: (1)
Amortized cost	$1,836	$98
Estimated fair value	$1,982	$113
Cash collateral received from counterparties (2)	$1,951	$102
Reinvestment portfolio — estimated fair value	$1,963	$100
__________________

(1)	Included within fixed maturity securities.

(2)	Included within payables for collateral under securities loaned and other transactions and other liabilities.
The cash collateral liability by loaned security type and remaining tenor of the agreements was as follows at:

	June 30, 2017			December 31, 2016
	Remaining Tenor of Repurchase Agreements			Remaining Tenor of Repurchase Agreements
	1 Month or Less	1 to 6 Months	Total	1 Month or Less	1 to 6 Months	Total
	(In millions)
Cash collateral liability by loaned security type:
U.S. government and agency	$1,855	$—	$1,855	$5	$—	$5
Foreign government and corporate	44	52	96	46	51	97
Total	$1,899	$52	$1,951	$51	$51	$102
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, ABS, and U.S. government and agency securities), short-term investments and cash equivalents, with 65% invested in agency RMBS, short-term investments, U.S. government and agency securities and cash equivalents, or held in cash. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value for all asset classes, except mortgage loans, which are presented at carrying value, at:

	June 30, 2017	December 31, 2016
	(In millions)
Invested assets on deposit (regulatory deposits)	$9,168	$9,573
Invested assets held in trust (collateral financing arrangements and reinsurance agreements)	6,481	11,111
Invested assets pledged as collateral	27,152	27,431
Total invested assets on deposit, held in trust and pledged as collateral	$42,801	$48,115
__________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

The Company has assets held in trust and pledged invested assets in connection with various agreements and transactions, including funding agreements (see Notes 4 and 12 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report), collateral financing arrangements (see Note 13 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report) and derivative transactions (see Note 7). Amounts in the table above include invested assets, and cash and cash equivalents. See Note 3 for information on the termination of the MRSC collateral financing arrangement.
See “— Securities Lending” and “— Repurchase Agreements” for information regarding securities on loan and Note 5 for information regarding investments designated to the closed block.
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
The following table presents the total assets and total liabilities relating to investment-related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	June 30, 2017		December 31, 2016
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
MRSC (collateral financing arrangement) (1)	$—	$—	$3,422	$—
CSEs (assets (primarily loans) and liabilities (primarily debt)) (2)	136	28	146	35
Other investments (3)	49	—	50	—
Total	$185	$28	$3,618	$35
__________________

(1)
See Note 13 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report for a description of the MRSC collateral financing arrangement. This arrangement was terminated in April 2017. See Note 3 for information regarding the arrangement and disbursement of related assets. These assets historically consisted of fixed maturity securities, short-term investments and cash equivalents, but were transitioned into short-term investments and cash equivalents prior to termination of the arrangement.

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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	June 30, 2017		December 31, 2016
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured Securities (2)	$61,218	$61,218	$59,773	$59,773
U.S. and foreign corporate	2,788	2,788	2,845	2,845
Other limited partnership interests	6,344	12,136	6,208	11,282
Other invested assets	2,302	2,762	2,261	2,837
Other (3)	382	400	252	271
Total	$73,034	$79,304	$71,339	$77,008
__________________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS and equity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests, mortgage loans and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $137 million and $150 million at June 30, 2017 and December 31, 2016, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.

(3)	Other is primarily comprised of common stock and real estate joint ventures.
As described in Note 14, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during both the six months ended June 30, 2017 and 2016.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Investment income:
Fixed maturity securities	$3,431	$3,564	$6,851	$7,218
Equity securities	35	33	69	70
FVO securities — FVO general account securities (1)	16	10	45	16
Mortgage loans	869	851	1,714	1,658
Policy loans	146	147	291	296
Real estate and real estate joint ventures	184	149	349	306
Other limited partnership interests	243	120	540	166
Cash, cash equivalents and short-term investments	67	43	126	83
Operating joint ventures	5	11	7	23
Other	57	51	136	92
Subtotal	5,053	4,979	10,128	9,928
Less: Investment expenses	310	285	607	581
Subtotal, net	4,743	4,694	9,521	9,347
FVO securities — FVO contractholder-directed unit-linked investments (1)	214	191	630	94
FVO CSEs — interest income — commercial mortgage loans	2	2	4	5
Subtotal	216	193	634	99
Net investment income	$4,959	$4,887	$10,155	$9,446
__________________

(1)
Changes in estimated fair value subsequent to purchase for securities still held as of the end of the respective periods included in net investment income were $119 million and $449 million for the three months and six months ended June 30, 2017, respectively, and $79 million and ($121) million for the three months and six months ended June 30, 2016, respectively. The amounts for the three months and six months ended June 30, 2016 included $7 million and $3 million, respectively, related to actively traded securities.

FVO securities are primarily comprised of securities for which the FVO has been elected. FVO securities are primarily comprised of contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify as separate accounts. The remainder is comprised of FVO general account securities and FVO securities held by CSEs. The Company previously maintained a trading securities portfolio, principally invested in fixed maturity securities. In June 2016, the Company commenced a reinvestment of this portfolio into other asset classes and, at June 30, 2017, the Company no longer held any actively traded securities.
See “— Variable Interest Entities” for discussion of CSEs.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Industrial	$—	$(8)	$—	$(79)
Communications	—	—	—	(3)
Total U.S. and foreign corporate securities	—	(8)	—	(82)
RMBS	—	(4)	—	(8)
ABS	—	(2)	—	(2)
State and political subdivision	(3)	—	(3)	—
OTTI losses on fixed maturity securities recognized in earnings	(3)	(14)	(3)	(92)
Fixed maturity securities — net gains (losses) on sales and disposals	45	165	5	263
Total gains (losses) on fixed maturity securities	42	151	2	171
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Common stock	(5)	(16)	(12)	(67)
Non-redeemable preferred stock	—	—	(1)	—
OTTI losses on equity securities recognized in earnings	(5)	(16)	(13)	(67)
Equity securities — net gains (losses) on sales and disposals	7	13	50	19
Total gains (losses) on equity securities	2	(3)	37	(48)
Mortgage loans	(16)	(98)	(31)	(162)
Real estate and real estate joint ventures	271	45	270	47
Other limited partnership interests	(12)	(14)	(29)	(41)
Other	(69)	(57)	(127)	(75)
Subtotal	218	24	122	(108)
FVO CSEs:
Commercial mortgage loans	—	(1)	(1)	—
Securities	—	—	—	1
Long-term debt — related to commercial mortgage loans	(1)	—	—	—
Non-investment portfolio gains (losses)	(113)	243	(9)	388
Subtotal	(114)	242	(10)	389
Total net investment gains (losses)	$104	$266	$112	$281
See “— Variable Interest Entities” for discussion of CSEs.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($117) million and ($68) million for the three months and six months ended June 30, 2017, respectively, and $289 million and $368 million for the three months and six months ended June 30, 2016, respectively.

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

	Three Months Ended June 30,
	2017	2016	2017	2016
	Fixed Maturity Securities		Equity Securities
	(In millions)
Proceeds	$15,106	$26,267	$279	$28
Gross investment gains	$129	$283	$10	$14
Gross investment losses	(84)	(118)	(3)	(1)
OTTI losses	(3)	(14)	(5)	(16)
Net investment gains (losses)	$42	$151	$2	$(3)

	Six Months Ended June 30,
	2017	2016	2017	2016
	Fixed Maturity Securities		Equity Securities
	(In millions)
Proceeds	$31,543	$58,261	$399	$87
Gross investment gains	$279	$715	$57	$24
Gross investment losses	(274)	(452)	(7)	(5)
OTTI losses	(3)	(92)	(13)	(67)
Net investment gains (losses)	$2	$171	$37	$(48)
Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Balance, beginning of period	$179	$270	$215	$277
Additions:
Additional impairments — credit loss OTTI on securities previously impaired	—	6	—	8
Reductions:
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	(6)	(18)	(42)	(27)
Balance, end of period	$173	$258	$173	$258

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		June 30, 2017			December 31, 2016
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$4,347	$2,326	$5	$5,331	$2,262	$6
Foreign currency swaps	Foreign currency exchange rate	632	48	—	1,221	34	224
Foreign currency forwards	Foreign currency exchange rate	2,175	—	59	1,085	—	54
Subtotal		7,154	2,374	64	7,637	2,296	284
Cash flow hedges:
Interest rate swaps	Interest rate	3,886	331	16	2,085	332	34
Interest rate forwards	Interest rate	3,542	—	210	4,032	—	370
Foreign currency swaps	Foreign currency exchange rate	30,168	1,640	1,778	28,173	2,079	2,065
Subtotal		37,596	1,971	2,004	34,290	2,411	2,469
Foreign operations hedges:
Foreign currency forwards	Foreign currency exchange rate	1,932	7	51	1,394	47	5
Currency options	Foreign currency exchange rate	8,236	34	114	8,878	148	45
Subtotal		10,168	41	165	10,272	195	50
Total qualifying hedges		54,918	4,386	2,233	52,199	4,902	2,803
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	82,022	3,396	1,465	81,524	6,017	3,328
Interest rate floors	Interest rate	7,201	136	—	14,201	187	9
Interest rate caps	Interest rate	81,560	72	2	90,400	137	2
Interest rate futures	Interest rate	5,143	24	2	6,081	12	12
Interest rate options	Interest rate	32,884	822	48	20,854	764	1
Interest rate forwards	Interest rate	358	—	34	613	—	25
Interest rate total return swaps	Interest rate	4,198	26	389	5,425	2	738
Synthetic GICs	Interest rate	6,305	—	—	5,566	—	—
Foreign currency swaps	Foreign currency exchange rate	13,031	1,071	451	12,912	1,600	466
Foreign currency forwards	Foreign currency exchange rate	17,206	103	572	15,580	126	977
Currency futures	Foreign currency exchange rate	869	—	4	915	—	—
Currency options	Foreign currency exchange rate	2,481	51	—	3,615	195	17
Credit default swaps — purchased	Credit	1,955	8	42	2,038	14	40
Credit default swaps — written	Credit	13,377	259	4	12,645	189	9
Equity futures	Equity market	7,904	12	3	12,494	68	3
Equity index options	Equity market	77,608	1,543	2,024	54,028	1,323	1,458
Equity variance swaps	Equity market	23,231	266	866	23,157	223	756
Equity total return swaps	Equity market	2,630	3	78	3,901	2	160
Total non-designated or nonqualifying derivatives		379,963	7,792	5,984	365,949	10,859	8,001
Total		$434,881	$12,178	$8,217	$418,148	$15,761	$10,804

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both June 30, 2017 and December 31, 2016. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.
Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Freestanding derivatives and hedging gains (losses) (1)	$(506)	$2,525	$(2,010)	$5,029
Embedded derivatives gains (losses)	69	(4,624)	647	(5,793)
Total net derivative gains (losses)	$(437)	$(2,099)	$(1,363)	$(764)
__________________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and nonqualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Qualifying hedges:
Net investment income	$76	$73	$157	$130
Interest credited to policyholder account balances	(14)	1	(20)	7
Other expenses	(2)	(4)	(5)	(6)
Nonqualifying hedges:
Net investment income	—	(1)	—	(1)
Net derivative gains (losses)	212	248	500	531
Policyholder benefits and claims	5	6	11	11
Total	$277	$323	$643	$672

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

Nonqualifying Derivatives and Derivatives for Purposes Other Than Hedging
The following table presents the amount and location of gains (losses) recognized in income for derivatives that were not designated or not qualifying as hedging instruments:

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
Three Months Ended June 30, 2017
Interest rate derivatives	$277	$(2)	$(12)
Foreign currency exchange rate derivatives	(566)	—	2
Credit derivatives — purchased	(7)	—	—
Credit derivatives — written	49	—	—
Equity derivatives	(705)	(2)	(136)
Total	$(952)	$(4)	$(146)

Three Months Ended June 30, 2016
Interest rate derivatives	$1,657	$—	$55
Foreign currency exchange rate derivatives	1,196	—	(11)
Credit derivatives — purchased	(22)	(10)	—
Credit derivatives — written	3	9	—
Equity derivatives	(213)	(3)	(65)
Total	$2,621	$(4)	$(21)

Six Months Ended June 30, 2017
Interest rate derivatives	$(382)	$—	$(11)
Foreign currency exchange rate derivatives	(223)	—	2
Credit derivatives — purchased	(15)	—	—
Credit derivatives — written	87	—	—
Equity derivatives	(1,998)	(5)	(392)
Total	$(2,531)	$(5)	$(401)
Six Months Ended June 30, 2016
Interest rate derivatives	$3,629	$—	$97
Foreign currency exchange rate derivatives	1,719	—	(12)
Credit derivatives — purchased	(27)	—	—
Credit derivatives — written	(3)	—	—
Equity derivatives	(260)	(14)	(33)
Total	$5,058	$(14)	$52
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
The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Three Months Ended June 30, 2017
Interest rate swaps:	Fixed maturity securities	$—	$(1)	$(1)
	Policyholder liabilities (1)	52	18	70
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(2)	3	1
	Foreign-denominated policyholder account balances (2)	45	(26)	19
Foreign currency forwards:	Foreign-denominated fixed maturity securities	(21)	19	(2)
Total		$74	$13	$87
Three Months Ended June 30, 2016
Interest rate swaps:	Fixed maturity securities	$(3)	$—	$(3)
	Policyholder liabilities (1)	197	(200)	(3)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	7	(8)	(1)
	Foreign-denominated policyholder account balances (2)	(51)	48	(3)
Foreign currency forwards:	Foreign-denominated fixed maturity securities	137	(126)	11
Total		$287	$(286)	$1
Six Months Ended June 30, 2017
Interest rate swaps:	Fixed maturity securities	$1	$(2)	$(1)
	Policyholder liabilities (1)	(1)	70	69
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(5)	6	1
	Foreign-denominated policyholder account balances (2)	46	(24)	22
Foreign currency forwards:	Foreign-denominated fixed maturity securities	24	(22)	2
Total		$65	$28	$93
Six Months Ended June 30, 2016
Interest rate swaps:	Fixed maturity securities	$(11)	$7	$(4)
	Policyholder liabilities (1)	543	(548)	(5)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	6	(6)	—
	Foreign-denominated policyholder account balances (2)	(26)	23	(3)
Foreign currency forwards:	Foreign-denominated fixed maturity securities	276	(254)	22
Total		$788	$(778)	$10
__________________

(1)	Fixed rate liabilities reported in policyholder account balances or future policy benefits.

(2)	Fixed rate or floating rate liabilities.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

For the Company’s foreign currency forwards, the change in the estimated fair value of the derivative related to the changes in the difference between the spot price and the forward price is excluded from the assessment of hedge effectiveness. For all other derivatives, all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For the three months and six months ended June 30, 2017, the component of the change in estimated fair value of derivatives that was excluded from the assessment of hedge effectiveness was ($17) million and ($24) million, respectively. For the three months and six months ended June 30, 2016, the component of the change in estimated fair value of derivatives that was excluded from the assessment of hedge effectiveness was ($4) million and ($10) million, respectively.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). These amounts were $0 and $32 million for the three months and six months ended June 30, 2017, respectively, and ($1) million and ($5) million for the three months and six months ended June 30, 2016, respectively.
At both June 30, 2017 and December 31, 2016, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed five years.
At June 30, 2017 and December 31, 2016, the balance in AOCI associated with cash flow hedges was $2.5 billion and $2.9 billion, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and comprehensive income (loss) and the consolidated statements of equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)			Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)			(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Other Expenses	Net Derivative Gains (Losses)
	(In millions)
Three Months Ended June 30, 2017
Interest rate swaps	$73	$6	$4	$—	$6
Interest rate forwards	94	2	2	1	(1)
Foreign currency swaps	(174)	414	(1)	—	(1)
Credit forwards	—	1	—	—	—
Total	$(7)	$423	$5	$1	$4
Three Months Ended June 30, 2016
Interest rate swaps	$140	$18	$4	$—	$1
Interest rate forwards	38	(1)	2	1	—
Foreign currency swaps	622	(269)	(1)	—	4
Credit forwards	—	3	—	—	—
Total	$800	$(249)	$5	$1	$5
Six Months Ended June 30, 2017
Interest rate swaps	$78	$14	$9	$—	$7
Interest rate forwards	138	(2)	3	1	(1)
Foreign currency swaps	(13)	632	(1)	1	1
Credit forwards	—	1	—	—	—
Total	$203	$645	$11	$2	$7
Six Months Ended June 30, 2016
Interest rate swaps	$353	$28	$7	$—	$—
Interest rate forwards	47	1	3	1	—
Foreign currency swaps	1,096	37	(1)	1	2
Credit forwards	—	3	—	—	—
Total	$1,496	$69	$9	$2	$2
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At June 30, 2017, the Company expected to reclassify ($54) million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

The following table presents the effects of derivatives in net investment hedging relationships on the consolidated statements of operations and comprehensive income (loss) and the consolidated statements of equity:

Derivatives in Net Investment Hedging Relationships (1), (2)	Amount of Gains (Losses) Deferred in AOCI (Effective Portion)
(In millions)
Three Months Ended June 30, 2017
Foreign currency forwards	$(31)
Currency options	(2)
Total	$(33)
Three Months Ended June 30, 2016
Foreign currency forwards	$(104)
Currency options	(146)
Total	$(250)
Six Months Ended June 30, 2017
Foreign currency forwards	$(126)
Currency options	(233)
Total	$(359)
Six Months Ended June 30, 2016
Foreign currency forwards	$(335)
Currency options	(314)
Total	$(649)
__________________

(1)
During both the three months and six months ended June 30, 2017 and 2016, there were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from AOCI into earnings.

(2)
There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

At June 30, 2017 and December 31, 2016, the cumulative foreign currency translation gain (loss) recorded in AOCI related to hedges of net investments in foreign operations was $395 million and $754 million, respectively.
Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the nonqualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $13.4 billion and $12.6 billion at June 30, 2017 and December 31, 2016, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At June 30, 2017 and December 31, 2016, the Company would have received $255 million and $180 million, respectively, to terminate all of these contracts.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	June 30, 2017			December 31, 2016
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$8	$470	2.6	$6	$494	3.0
Credit default swaps referencing indices	52	2,800	3.2	42	2,768	3.6
Subtotal	60	3,270	3.1	48	3,262	3.6
Baa
Single name credit default swaps (3)	9	806	2.1	7	931	2.3
Credit default swaps referencing indices	163	8,731	5.1	106	7,946	5.0
Subtotal	172	9,537	4.8	113	8,877	4.7
Ba
Single name credit default swaps (3)	(2)	180	3.7	(2)	155	4.0
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	(2)	180	3.7	(2)	155	4.0
B
Single name credit default swaps (3)	2	60	1.5	1	70	1.8
Credit default swaps referencing indices	23	330	5.0	20	281	5.0
Subtotal	25	390	4.4	21	351	4.3
Total	$255	$13,377	4.4	$180	$12,645	4.4
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
The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amount of potential future recoveries available to offset the $13.4 billion and $12.6 billion from the table above was $30 million at both June 30, 2017 and December 31, 2016.
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	June 30, 2017		December 31, 2016
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement (1)	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$11,636	$7,819	$13,387	$8,650
OTC-cleared (1), (6)	627	352	2,543	2,047
Exchange-traded	36	9	80	15
Total gross estimated fair value of derivatives (1)	12,299	8,180	16,010	10,712
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (1), (6)	12,299	8,180	16,010	10,712
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(5,311)	(5,311)	(6,018)	(6,018)
OTC-cleared	(70)	(70)	(1,068)	(1,068)
Exchange-traded	(2)	(2)	(5)	(5)
Cash collateral: (3), (4)
OTC-bilateral	(4,369)	(1)	(4,897)	(84)
OTC-cleared	(555)	(223)	(1,427)	(974)
Exchange-traded	—	(1)	—	(9)
Securities collateral: (5)
OTC-bilateral	(1,889)	(2,334)	(2,069)	(2,516)
OTC-cleared	—	(55)	—	—
Exchange-traded	—	(6)	—	—
Net amount after application of master netting agreements and collateral	$103	$177	$526	$38
__________________

(1)
At June 30, 2017 and December 31, 2016, derivative assets included income or (expense) accruals reported in accrued investment income or in other liabilities of $121 million and $249 million, respectively, and derivative liabilities included (income) or expense accruals reported in accrued investment income or in other liabilities of ($37) million and ($92) million, respectively.

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

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At June 30, 2017 and December 31, 2016, the Company received excess cash collateral of $495 million and $168 million, respectively, and provided excess cash collateral of $361 million and $486 million, respectively, which is not included in the table above due to the foregoing limitation.

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at June 30, 2017, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At June 30, 2017 and December 31, 2016, the Company received excess securities collateral with an estimated fair value of $349 million and $217 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At June 30, 2017 and December 31, 2016, the Company provided excess securities collateral with an estimated fair value of $320 million and $297 million, respectively, for its OTC-bilateral derivatives, and $676 million and $1.2 billion, respectively, for its OTC-cleared derivatives, and $230 million and $569 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

	June 30, 2017			December 31, 2016
	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total
	(In millions)
Estimated Fair Value of Derivatives in a Net Liability Position (1)	$2,483	$25	$2,508	$2,607	$25	$2,632
Estimated Fair Value of Collateral Provided:
Fixed maturity securities	$2,572	$22	$2,594	$2,742	$31	$2,773
Cash	$10	$—	$10	$91	$—	$91
Estimated Fair Value of Incremental Collateral Provided Upon:
One-notch downgrade in the Company’s credit or financial strength rating, as applicable	$5	$—	$5	$6	$—	$6
Downgrade in the Company’s credit or financial strength rating, as applicable, to a level that triggers full overnight collateralization or termination of the derivative position	$5	$—	$5	$9	$—	$9
__________________

(1)	After taking into consideration the existence of netting agreements.
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	June 30, 2017	December 31, 2016
		(In millions)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$388	$380
Options embedded in debt or equity securities	Investments	(219)	(137)
Embedded derivatives within asset host contracts		$169	$243
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$2,196	$2,720
Assumed guaranteed minimum benefits	Policyholder account balances	1,280	1,205
Funds withheld on ceded reinsurance	Other liabilities	6	(30)
Fixed annuities with equity indexed returns	Policyholder account balances	407	210
Embedded derivatives within liability host contracts		$3,889	$4,105

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Net derivative gains (losses) (1)	$69	$(4,624)	$647	$(5,793)
Policyholder benefits and claims	$14	$60	$(1)	$105
__________________

(1)
The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($138) million and ($181) million for the three months and six months ended June 30, 2017, respectively, and $1.1 billion and $1.5 billion for the three months and six months ended June 30, 2016, respectively.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	June 30, 2017
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$95,628	$6,971	$102,599
U.S. government and agency	31,342	28,537	—	59,879
Foreign government	—	60,900	208	61,108
Foreign corporate	—	53,457	7,017	60,474
RMBS	348	33,354	4,830	38,532
State and political subdivision	—	16,254	—	16,254
ABS	—	13,096	1,039	14,135
CMBS	—	10,555	548	11,103
Total fixed maturity securities	31,690	311,781	20,613	364,084
Equity securities	1,640	1,174	601	3,415
FVO securities (1)	12,118	2,332	312	14,762
Short-term investments (2)	3,213	2,471	913	6,597
Mortgage loans:
Residential mortgage loans — FVO	—	—	615	615
Commercial mortgage loans held by CSEs — FVO	—	123	—	123
Total mortgage loans	—	123	615	738
Other investments	80	101	—	181
Derivative assets: (3)
Interest rate	24	7,083	26	7,133
Foreign currency exchange rate	—	2,881	73	2,954
Credit	—	220	47	267
Equity market	12	1,502	310	1,824
Total derivative assets	36	11,686	456	12,178
Embedded derivatives within asset host contracts (4)	—	—	388	388
Separate account assets (5)	88,537	230,947	971	320,455
Total assets	$137,314	$560,615	$24,869	$722,798
Liabilities
Derivative liabilities: (3)
Interest rate	$2	$1,570	$599	$2,171
Foreign currency exchange rate	4	2,973	52	3,029
Credit	—	46	—	46
Equity market	3	2,095	873	2,971
Total derivative liabilities	9	6,684	1,524	8,217
Embedded derivatives within liability host contracts (4)	—	—	3,889	3,889
Separate account liabilities (5)	—	11	6	17
Total liabilities	$9	$6,695	$5,419	$12,123

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
__________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

(1)
FVO securities at both June 30, 2017 and December 31, 2016 were comprised of over 90% FVO contractholder-directed unit-linked investments, with the remainder comprised of FVO general account securities and FVO securities held by CSEs.

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

(4)
Embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables and other invested assets on the consolidated balance sheets. Embedded derivatives within liability host contracts are presented within policyholder account balances, future policy benefits and other liabilities on the consolidated balance sheets. At June 30, 2017 and December 31, 2016, debt and equity securities also included embedded derivatives of ($219) million and ($137) million, respectively.

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
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 4% of the total estimated fair value of Level 3 fixed maturity securities at June 30, 2017.

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

Valuation Techniques and Key Inputs: These investments are based primarily on matrix pricing or other similar techniques that utilize inputs from mortgage servicers that are unobservable or cannot be derived principally from, or corroborated by, observable market data.

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
The estimated fair value of the embedded derivatives within funds withheld related to certain ceded reinsurance is determined based on the change in estimated fair value of the underlying assets held by the Company in a reference portfolio backing the funds withheld liability. The estimated fair value of the underlying assets is determined as described in “— Investments — Securities, Short-term Investments and Other Investments.” The estimated fair value of these embedded derivatives is included, along with their funds withheld hosts, in other liabilities on the consolidated balance sheets with changes in estimated fair value recorded in net derivative gains (losses). Changes in the credit spreads on the underlying assets, interest rates and market volatility may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.
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
Transfers between Levels 1 and 2:
Transfers between Levels 1 and 2 for assets and liabilities measured at estimated fair value and still held at June 30, 2017 and December 31, 2016 were not significant.
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

					June 30, 2017				December 31, 2016				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	22	-	142	107	18	-	138	105	Increase
	•	Market pricing	•	Quoted prices (4)	13	-	559	117	6	-	700	114	Increase
	•	Consensus pricing	•	Offered quotes (4)	89	-	112	102	37	-	120	99	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	8	-	173	93	19	-	137	91	Increase (5)
ABS	•	Market pricing	•	Quoted prices (4)	5	-	119	100	5	-	106	99	Increase (5)
	•	Consensus pricing	•	Offered quotes (4)	99	-	103	100	96	-	102	100	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	232	-	314		200	-	300		Increase (7)
			•	Repurchase rates (8)	—	-	13		(44)		18		Decrease (7)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	(23)	-	328		50	-	328		Increase (7)
Credit	•	Present value techniques	•	Credit spreads (9)	96	-	100		97	-	98		Decrease (7)
	•	Consensus pricing	•	Offered quotes (10)
Equity market	•	Present value techniques or option pricing models	•	Volatility (11)	10%	-	34%		12%	-	32%		Increase (7)
			•	Correlation (12)	70%	-	70%		40%	-	40%
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.21%		0%	-	0.21%		Decrease (13)
				Ages 41 - 60	0.01%	-	0.78%		0.01%	-	0.78%		Decrease (13)
				Ages 61 - 115	0.04%	-	100%		0.04%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (14)
				Durations 11 - 20	2%	-	100%		2%	-	100%		Decrease (14)
				Durations 21 - 116	1.25%	-	100%		1.25%	-	100%		Decrease (14)
			•	Utilization rates	0%	-	25%		0%	-	25%		Increase (15)
			•	Withdrawal rates	0%	-	20%		0%	-	20%		(16)
			•	Long-term equity volatilities	8.73%	-	33%		9.95%	-	33%		Increase (17)
			•	Nonperformance risk spread	0.03%	-	1.42%		0.04%	-	1.70%		Decrease (18)
__________________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

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

(5)
Changes in the assumptions used for the probability of default are accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumptions used for prepayment rates.

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

(10)	At both June 30, 2017 and December 31, 2016, independent non-binding broker quotations were used in the determination of approximately 1% of the total net derivative estimated fair value.

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
The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	U.S. Government and Agency	Foreign Government	Structured Securities	State and Political Subdivision	Equity Securities	FVO Securities (2)
	(In millions)
Three Months Ended June 30, 2017
Balance, beginning of period	$13,371	$—	$289	$7,293	$7	$622	$335
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	10	—	1	41	—	(4)	9
Total realized/unrealized gains (losses) included in AOCI	239	—	(1)	55	—	14	—
Purchases (5)	1,694	—	5	567	—	5	150
Sales (5)	(1,334)	—	(5)	(726)	—	(36)	(109)
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—
Transfers into Level 3 (6)	257	—	—	65	—	—	3
Transfers out of Level 3 (6)	(249)	—	(81)	(878)	(7)	—	(76)
Balance, end of period	$13,988	$—	$208	$6,417	$—	$601	$312
Three Months Ended June 30, 2016
Balance, beginning of period	$12,792	$211	$712	$6,652	$36	$669	$249
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(5)	—	4	30	—	—	(3)
Total realized/unrealized gains (losses) included in AOCI	339	7	2	5	—	11	—
Purchases (5)	852	105	65	940	17	19	11
Sales (5)	(306)	—	(19)	(478)	—	(17)	(19)
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—
Transfers into Level 3 (6)	490	—	103	12	—	2	6
Transfers out of Level 3 (6)	(452)	—	(491)	(461)	—	(2)	(13)
Balance, end of period	$13,710	$323	$376	$6,700	$53	$682	$231
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2017: (7)	$7	$—	$1	$39	$—	$(4)	$9
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2016: (7)	$(5)	$—	$4	$35	$—	$—	$(3)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans — FVO	Net Derivatives (8)	Net Embedded Derivatives (9)	Separate Accounts (10)
	(In millions)
Three Months Ended June 30, 2017
Balance, beginning of period	$780	$639	$(1,287)	$(3,411)	$1,199
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	1	6	110	116	2
Total realized/unrealized gains (losses) included in AOCI	(1)	—	96	13	—
Purchases (5)	190	42	4	—	134
Sales (5)	(1)	(47)	—	—	(86)
Issuances (5)	—	—	—	—	—
Settlements (5)	—	(25)	9	(219)	(16)
Transfers into Level 3 (6)	—	—	—	—	16
Transfers out of Level 3 (6)	(56)	—	—	—	(284)
Balance, end of period	$913	$615	$(1,068)	$(3,501)	$965
Three Months Ended June 30, 2016
Balance, beginning of period	$170	$392	$(338)	$(1,939)	$1,466
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	—	1	165	(4,505)	33
Total realized/unrealized gains (losses) included in AOCI	5	—	41	(135)	—
Purchases (5)	115	71	4	—	209
Sales (5)	(6)	(4)	—	—	(49)
Issuances (5)	—	—	(1)	—	(2)
Settlements (5)	—	(11)	2	(225)	5
Transfers into Level 3 (6)	2	—	—	—	2
Transfers out of Level 3 (6)	(111)	—	(5)	—	(37)
Balance, end of period	$175	$449	$(132)	$(6,804)	$1,627
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2017: (7)	$1	$6	$94	$95	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2016: (7)	$—	$1	$163	$(4,520)	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	U.S. Government and Agency	Foreign Government	Structured Securities	State and Political Subdivision	Equity Securities	FVO Securities (2)
	(In millions)
Six Months Ended June 30, 2017
Balance, beginning of period	$13,927	$—	$290	$6,865	$27	$604	$287
Total realized/unrealized gains (losses) included in net income (loss) (3), (4)	2	—	2	75	—	(14)	16
Total realized/unrealized gains (losses) included in AOCI	588	—	5	117	—	38	—
Purchases (5)	2,612	—	12	803	—	9	207
Sales (5)	(1,656)	—	(87)	(1,140)	—	(36)	(109)
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—
Transfers into Level 3 (6)	138	—	4	78	—	—	8
Transfers out of Level 3 (6)	(1,623)	—	(18)	(381)	(27)	—	(97)
Balance, end of period	$13,988	$—	$208	$6,417	$—	$601	$312
Six Months Ended June 30, 2016
Balance, beginning of period	$12,796	$—	$856	$7,116	$46	$432	$270
Total realized/unrealized gains (losses) included in net income (loss) (3), (4)	(44)	—	8	60	—	(24)	5
Total realized/unrealized gains (losses) included in AOCI	929	18	(3)	(9)	—	41	—
Purchases (5)	1,316	105	79	1,546	17	23	26
Sales (5)	(602)	—	(23)	(903)	—	(62)	(26)
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—
Transfers into Level 3 (6)	639	200	41	30	—	457	23
Transfers out of Level 3 (6)	(1,324)	—	(582)	(1,140)	(10)	(185)	(67)
Balance, end of period	$13,710	$323	$376	$6,700	$53	$682	$231
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2017 (7)	$3	$—	$2	$67	$—	$(10)	$14
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2016 (7)	$(44)	$—	$7	$63	$—	$(26)	$5

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans — FVO	Net Derivatives (8)	Net Embedded Derivatives (9)	Separate Accounts (10)
	(In millions)
Six Months Ended June 30, 2017
Balance, beginning of period	$47	$566	$(1,516)	$(3,725)	$1,152
Total realized/unrealized gains (losses) included in net income (loss) (3), (4)	1	3	126	704	(16)
Total realized/unrealized gains (losses) included in AOCI	(1)	—	135	(47)	—
Purchases (5)	913	174	4	—	171
Sales (5)	(17)	(79)	—	—	(58)
Issuances (5)	—	—	(7)	—	1
Settlements (5)	—	(49)	190	(433)	(50)
Transfers into Level 3 (6)	—	—	—	—	14
Transfers out of Level 3 (6)	(30)	—	—	—	(249)
Balance, end of period	$913	$615	$(1,068)	$(3,501)	$965
Six Months Ended June 30, 2016
Balance, beginning of period	$291	$314	$(411)	$(544)	$1,704
Total realized/unrealized gains (losses) included in net income (loss) (3), (4)	—	11	228	(5,616)	62
Total realized/unrealized gains (losses) included in AOCI	8	—	51	(210)	—
Purchases (5)	126	149	12	—	226
Sales (5)	(247)	(8)	—	—	(234)
Issuances (5)	—	—	(1)	—	2
Settlements (5)	—	(17)	(9)	(434)	(4)
Transfers into Level 3 (6)	—	—	—	—	4
Transfers out of Level 3 (6)	(3)	—	(2)	—	(133)
Balance, end of period	$175	$449	$(132)	$(6,804)	$1,627
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2017 (7)	$1	$3	$102	$693	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2016 (7)	$—	$11	$207	$(5,634)	$—
__________________

(1)	Comprised of U.S. and foreign corporate securities.

(2)	Comprised of FVO contractholder-directed unit-linked investments, FVO general account securities and FVO general account securities held by CSEs.

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

Fair Value Option
The following table presents information for assets accounted for under the FVO.

	Residential Mortgage Loans — FVO		CSEs — FVO (1)
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
	(In millions)
Assets
Unpaid principal balance	$872	$794	$76	$88
Difference between estimated fair value and unpaid principal balance	(257)	(228)	47	48
Carrying value at estimated fair value	$615	$566	$123	$136
Loans in nonaccrual status	$230	$214	$—	$—
Loans more than 90 days past due	$128	$137	$—	$—
Loans in nonaccrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(158)	$(150)	$—	$—
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

	At June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016
	Carrying Value After Measurement		Gains (Losses)
	(In millions)
Mortgage loans (1)	$12	$26	$—	$(85)	$—	$(143)
Other limited partnership interests (2)	$61	$62	$(12)	$(16)	$(24)	$(36)
Other assets (3)	$—	$—	$(2)	$(30)	$(5)	$(44)
__________________

(1)
Estimated fair values for impaired mortgage loans are based on independent broker quotations or valuation models using unobservable inputs or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, are based on the estimated fair value of the underlying collateral or the present value of the expected future cash flows.

(2)
For these cost method investments, estimated fair value is determined from information provided on the financial statements of the underlying entities including NAV data. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. The Company estimates that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both June 30, 2017 and 2016 were not significant.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2017
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$76,834	$—	$—	$78,792	$78,792
Policy loans	$11,072	$—	$1,111	$12,031	$13,142
Real estate joint ventures	$9	$—	$—	$43	$43
Other limited partnership interests	$323	$—	$—	$314	$314
Other invested assets	$538	$149	$—	$388	$537
Premiums, reinsurance and other receivables	$4,614	$—	$1,517	$3,208	$4,725
Other assets	$325	$—	$245	$115	$360
Liabilities
Policyholder account balances	$127,341	$—	$—	$131,171	$131,171
Long-term debt	$19,473	$—	$21,396	$—	$21,396
Collateral financing arrangements	$1,235	$—	$—	$957	$957
Junior subordinated debt securities	$3,169	$—	$4,329	$—	$4,329
Other liabilities	$3,158	$—	$2,623	$536	$3,159
Separate account liabilities	$125,154	$—	$125,154	$—	$125,154

	December 31, 2016
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$73,843	$—	$—	$75,129	$75,129
Policy loans	$11,028	$—	$1,115	$11,900	$13,015
Real estate joint ventures	$17	$—	$—	$69	$69
Other limited partnership interests	$384	$—	$—	$413	$413
Other invested assets	$506	$145	$—	$360	$505
Premiums, reinsurance and other receivables	$5,140	$—	$1,982	$3,179	$5,161
Other assets	$237	$—	$198	$71	$269
Liabilities
Policyholder account balances	$124,475	$—	$—	$127,833	$127,833
Long-term debt	$16,459	$—	$18,016	$—	$18,016
Collateral financing arrangements	$4,071	$—	$—	$3,775	$3,775
Junior subordinated debt securities	$3,169	$—	$3,982	$—	$3,982
Other liabilities	$2,028	$—	$1,540	$488	$2,028
Separate account liabilities	$119,498	$—	$119,498	$—	$119,498

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
Other Assets
These other assets are principally comprised of both a receivable for funds due but not yet settled and a receivable for cash paid to an unaffiliated financial institution under the MetLife Reinsurance Company of Charleston (“MRC”) collateral financing arrangement described in Note 13 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report. The estimated fair value of the receivable for the cash paid to the unaffiliated financial institution under the MRC collateral financing arrangement is determined by discounting the expected future cash flows using a discount rate that reflects the credit rating of the unaffiliated financial institution.

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
10. Equity
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows at both June 30, 2017 and December 31, 2016:

Series	Shares Authorized	Shares Issued	Shares Outstanding
Floating Rate Non-Cumulative Preferred Stock, Series A	27,600,000	24,000,000	24,000,000
5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C	1,500,000	1,500,000	1,500,000
Series A Junior Participating Preferred Stock	10,000,000	—	—
Not designated	160,900,000	—	—
Total	200,000,000	25,500,000	25,500,000
Common Stock
During the six months ended June 30, 2017 and 2016, MetLife, Inc. repurchased 34,354,967 and 1,445,864 shares through open market purchases for $1.8 billion and $70 million, respectively. See Note 15 for information on subsequent common stock repurchases.
At June 30, 2017, MetLife, Inc. had $888 million remaining under the common stock repurchase authorization. Common stock repurchases are dependent upon several factors, including the Company’s capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors.
Stock-Based Compensation Plans
Performance Shares and Performance Units
Final Performance Shares are paid in shares of MetLife, Inc. common stock. Final Performance Units are payable in cash equal to the closing price of MetLife, Inc. common stock on a date following the last day of the three-year performance period. The performance factor for the January 1, 2014 – December 31, 2016 performance period was 44.4%, which was determined within a possible range from 0% to 175%. This factor has been applied to the 1,066,076 Performance Shares and 165,587 Performance Units associated with that performance period that vested on December 31, 2016. As a result, in the first quarter of 2017, MetLife, Inc. issued 473,338 shares of its common stock (less withholding for taxes and other items, as applicable), excluding shares that payees choose to defer, and MetLife, Inc. or its affiliates paid the cash value of 73,521 Performance Units (less withholding for taxes and other items, as applicable).

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Equity (continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to MetLife, Inc., was as follows:

	Three Months Ended June 30, 2017
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$11,336	$1,853	$(4,842)	$(1,951)	$6,396
OCI before reclassifications	3,290	(7)	169	1	3,453
Deferred income tax benefit (expense)	(1,132)	3	(6)	3	(1,132)
AOCI before reclassifications, net of income tax	13,494	1,849	(4,679)	(1,947)	8,717
Amounts reclassified from AOCI	(47)	(429)	—	41	(435)
Deferred income tax benefit (expense)	22	149	—	(17)	154
Amounts reclassified from AOCI, net of income tax	(25)	(280)	—	24	(281)
Balance, end of period	$13,469	$1,569	$(4,679)	$(1,923)	$8,436

	Three Months Ended June 30, 2016
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$15,446	$1,725	$(4,282)	$(2,024)	$10,865
OCI before reclassifications	4,268	800	209	11	5,288
Deferred income tax benefit (expense)	(1,388)	(269)	53	(4)	(1,608)
AOCI before reclassifications, net of income tax	18,326	2,256	(4,020)	(2,017)	14,545
Amounts reclassified from AOCI	(183)	243	—	51	111
Deferred income tax benefit (expense)	61	(68)	—	(17)	(24)
Amounts reclassified from AOCI, net of income tax	(122)	175	—	34	87
Balance, end of period	$18,204	$2,431	$(4,020)	$(1,983)	$14,632

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Equity (continued)

	Six Months Ended June 30, 2017
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$10,766	$1,865	$(5,312)	$(1,972)	$5,347
OCI before reclassifications	4,023	203	517	(19)	4,724
Deferred income tax benefit (expense)	(1,416)	(70)	116	5	(1,365)
AOCI before reclassifications, net of income tax	13,373	1,998	(4,679)	(1,986)	8,706
Amounts reclassified from AOCI	149	(658)	—	85	(424)
Deferred income tax benefit (expense)	(53)	229	—	(22)	154
Amounts reclassified from AOCI, net of income tax	96	(429)	—	63	(270)
Balance, end of period	$13,469	$1,569	$(4,679)	$(1,923)	$8,436

	Six Months Ended June 30, 2016
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$10,315	$1,458	$(4,950)	$(2,052)	$4,771
OCI before reclassifications	11,938	1,496	760	11	14,205
Deferred income tax benefit (expense)	(3,937)	(468)	170	(4)	(4,239)
AOCI before reclassifications, net of income tax	18,316	2,486	(4,020)	(2,045)	14,737
Amounts reclassified from AOCI	(166)	(80)	—	99	(147)
Deferred income tax benefit (expense)	54	25	—	(37)	42
Amounts reclassified from AOCI, net of income tax	(112)	(55)	—	62	(105)
Balance, end of period	$18,204	$2,431	$(4,020)	$(1,983)	$14,632
__________________

(1)	See Note 6 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI, and the policyholder dividend obligation.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$46	$158	$38	$125	Net investment gains (losses)
Net unrealized investment gains (losses)	(4)	16	3	19	Net investment income
Net unrealized investment gains (losses)	5	9	(190)	22	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	47	183	(149)	166
Income tax (expense) benefit	(22)	(61)	53	(54)
Net unrealized investment gains (losses), net of income tax	25	122	(96)	112
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	6	18	14	28	Net derivative gains (losses)
Interest rate swaps	4	4	9	7	Net investment income
Interest rate forwards	2	(1)	(2)	1	Net derivative gains (losses)
Interest rate forwards	2	2	3	3	Net investment income
Interest rate forwards	1	1	1	1	Other expenses
Foreign currency swaps	414	(269)	632	37	Net derivative gains (losses)
Foreign currency swaps	(1)	(1)	(1)	(1)	Net investment income
Foreign currency swaps	—	—	1	1	Other expenses
Credit forwards	1	3	1	3	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	429	(243)	658	80
Income tax (expense) benefit	(149)	68	(229)	(25)
Gains (losses) on cash flow hedges, net of income tax	280	(175)	429	55
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(48)	(52)	(97)	(103)
Amortization of prior service (costs) credit	7	1	12	4
Amortization of defined benefit plan items, before income tax	(41)	(51)	(85)	(99)
Income tax (expense) benefit	17	17	22	37
Amortization of defined benefit plan items, net of income tax	(24)	(34)	(63)	(62)
Total reclassifications, net of income tax	$281	$(87)	$270	$105
__________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 12.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

11. Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Compensation	$1,134	$1,189	$2,323	$2,499
Pension, postretirement and postemployment benefit costs	78	103	158	243
Commissions	1,025	1,094	2,035	2,228
Volume-related costs	203	214	401	480
Capitalization of DAC	(821)	(915)	(1,617)	(1,896)
Amortization of DAC and VOBA	704	121	1,237	1,116
Amortization of negative VOBA	(38)	(67)	(81)	(166)
Interest expense on debt	295	306	591	618
Premium taxes, licenses and fees	167	189	355	404
Professional services	431	398	818	728
Rent and related expenses, net of sublease income	71	98	152	195
Other	810	516	1,251	989
Total other expenses	$4,059	$3,246	$7,623	$7,438
Separation-related expenses, primarily related to fees for the terminations of financing arrangements and professional services, were $330 million and $407 million for the three months and six months ended June 30, 2017, respectively. Separation-related expenses, primarily related to fees for professional services, were $55 million and $58 million for the three months and six months ended June 30, 2016, respectively. See Note 3 for further information on Separation-related expenses.
Restructuring Charges
The Company commenced in 2016 a unit cost improvement program related to the Company’s refreshed enterprise strategy. This global strategy focuses on transforming the Company to become more digital, driving efficiencies and innovation to achieve competitive advantage, and simplified, decreasing the costs and risks associated with the Company’s highly complex industry to customers and shareholders. Restructuring charges related to this program are included in other expenses. As the expenses relate to an enterprise-wide initiative, they are reported in Corporate & Other. Such restructuring charges were as follows:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	Severance
	(In millions)
Balance, beginning of period	$38	$35
Restructuring charges	11	22
Cash payments	(32)	(40)
Balance, end of period	$17	$17
Total restructuring charges incurred since inception of initiative	$57	$57
Management anticipates further restructuring charges through the year ending December 31, 2019. However, such restructuring plans were not sufficiently developed to enable management to make an estimate of such restructuring charges at June 30, 2017.

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
The components of net periodic benefit costs were as follows:

	Three Months Ended June 30,
	2017		2016
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$61	$2	$73	$2
Interest costs	109	20	109	21
Curtailment costs (1)	—	—	—	(3)
Expected return on plan assets	(130)	(18)	(127)	(19)
Amortization of net actuarial (gains) losses	48	—	50	2
Amortization of prior service costs (credit)	(1)	(6)	—	(1)
Net periodic benefit costs (credit)	$87	$(2)	$105	$2

	Six Months Ended June 30,
	2017		2016
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$122	$3	$145	$4
Interest costs	217	39	220	42
Curtailment costs (1)	—	—	—	27
Expected return on plan assets	(262)	(36)	(254)	(37)
Amortization of net actuarial (gains) losses	97	—	99	4
Amortization of prior service costs (credit)	(1)	(11)	—	(4)
Net periodic benefit costs (credit)	$173	$(5)	$210	$36
__________________

(1)
During the three months and six months ended June 30, 2016, the Company recognized curtailment charges on certain postretirement benefit plans in connection with the sale to MassMutual. See Note 3 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

13. Earnings Per Common Share
The following table presents the weighted average shares, basic earnings per common share and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions, except per share data)
Weighted Average Shares:
Weighted average common stock outstanding for basic earnings per common share	1,074.0	1,100.3	1,082.1	1,100.6
Incremental common shares from assumed exercise or issuance of stock-based awards	8.1	8.8	8.3	8.3
Weighted average common stock outstanding for diluted earnings per common share	1,082.1	1,109.1	1,090.4	1,108.9
Net Income (Loss):
Net income (loss)	$887	$114	$1,716	$2,317
Less: Net income (loss) attributable to noncontrolling interests	3	4	6	6
Less: Preferred stock dividends	46	46	52	52
Net income (loss) available to MetLife, Inc.’s common shareholders	$838	$64	$1,658	$2,259
Basic	$0.78	$0.06	$1.53	$2.05
Diluted	$0.77	$0.06	$1.52	$2.04
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at June 30, 2017. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
14. Contingencies, Commitments and Guarantees (continued)

Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of June 30, 2017, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $400 million.
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
As reported in the 2016 Annual Report, MLIC received approximately 4,146 asbestos-related claims in 2016. During the six months ended June 30, 2017 and 2016, MLIC received approximately 1,896 and 2,348 new asbestos-related claims, respectively. See Note 21 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2014. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

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
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through June 30, 2017.
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
Sales Practices Regulatory Matters
Regulatory authorities in a number of states and FINRA, and occasionally the SEC, have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products by MLIC, MetLife Insurance Company USA, New England Life Insurance Company (“NELICO”), General American Life Insurance Company, First MetLife Investors Insurance Company and broker-dealer, MetLife Securities, Inc. (“MSI”). These investigations often focus on the conduct of particular financial services representatives and the sale of unregistered or unsuitable products or the misuse of client assets. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. The Company may continue to resolve investigations in a similar manner. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for these sales practices-related investigations or inquiries.
Unclaimed Property Litigation
City of Westland Police and Fire Retirement System v. MetLife, Inc., et. al. (S.D.N.Y., filed January 12, 2012)
Seeking to represent a class of persons who purchased MetLife, Inc. common shares between February 2, 2010, and October 6, 2011, the plaintiff alleges that MetLife, Inc. and several current and former directors and executive officers of MetLife, Inc. violated the Securities Act of 1933, as well as the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing, or causing MetLife, Inc. to issue, materially false and misleading statements concerning MetLife, Inc.’s potential liability for millions of dollars in insurance benefits that should have been paid to beneficiaries or escheated to the states. Plaintiff seeks unspecified compensatory damages and other relief. The defendants intend to defend this action vigorously.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
14. Contingencies, Commitments and Guarantees (continued)

Diversified Lending Group Litigations
Hartshorne v. MetLife Inc., et al. (Los Angeles County Superior Court, filed March 25, 2015)
Plaintiffs named MetLife, Inc., MSI, and NELICO in 12 related lawsuits in California state court alleging various causes of action including multiple negligence and statutory claims relating to a Ponzi scheme involving the Diversified Lending Group. In August 2016, a trial of claims by one of the plaintiffs, Christine Ramirez, resulted in a verdict against MetLife, Inc., MSI, and NELICO for approximately $200 thousand in compensatory damages and $15 million in punitive damages. On November 30, 2016, Ramirez consented to the court’s reduction of punitive damages to approximately $7 million. These companies have filed a notice appealing this judgment to the Second Appellate District of the State of California. On May 2, 2017, the court awarded the plaintiff approximately $6.5 million in attorneys’ fees and costs. The Company has appealed this decision.
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
MetLife, Inc. v. Financial Stability Oversight Council (D. D.C., January 13, 2015)
MetLife, Inc. filed this action in U.S. District Court for the District of Columbia (“D.C. District Court”) seeking to overturn the Financial Stability Oversight Council’s (“FSOC”) designation of MetLife, Inc. as a non-bank systemically important financial institution (“non-bank SIFI”). The suit is brought under the section of the Dodd-Frank Wall Street Reform and Consumer Protection Act providing that a company designated as a non-bank SIFI may petition the federal courts for review, and seeks an order requiring that the final determination be rescinded. The D.C. District Court issued a decision on March 30, 2016 granting, in part, MetLife, Inc.’s cross motion for summary judgment and rescinding the FSOC’s designation of MetLife, Inc. as a non-bank SIFI. On April 8, 2016, the FSOC appealed the D.C. District Court’s order to the United States Court of Appeals for the District of Columbia (“D.C. Circuit”). On August 2, 2017, the D.C. Circuit ordered that the appeal be held in abeyance pending an upcoming report by the Secretary of the Treasury following its review of the FSOC SIFI designation process and standards.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
14. Contingencies, Commitments and Guarantees (continued)

Martin v. Metropolitan Life Insurance Company, (Superior Court of the State of California, County of Contra Costa, filed December 17, 2015)
Plaintiffs filed this putative class action lawsuit on behalf of themselves and all California persons who have been charged compound interest by MLIC in life insurance policy and/or premium loan balances within the last four years. Plaintiffs allege that MLIC has engaged in a pattern and practice of charging compound interest on life insurance policy and premium loans without the borrower authorizing such compounding, and that this constitutes an unlawful business practice under California law. Plaintiff asserts causes of action for declaratory relief, violation of California’s Unfair Competition Law and Usury Law, and unjust enrichment. Plaintiff seeks declaratory and injunctive relief, restitution of interest, and damages in an unspecified amount. On April 12, 2016, the court granted MLIC’s motion to dismiss. Plaintiffs have appealed this ruling.
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
Miller, et al. v. MetLife Inc., et al. (C.D. Cal., filed April 7, 2017)
Plaintiff filed this putative class action against MetLife, Inc. and MLIC purporting to assert claims on behalf of all persons who replaced their MetLife Optional Term Life or Group Universal Life policy for a Group Variable Universal Life policy wherein MetLife allegedly charged smoker rates for certain non-smokers. Plaintiff seeks unspecified compensatory and punitive damages, as well as other relief. The Company intends to defend this action vigorously.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $4.0 billion and $4.3 billion at June 30, 2017 and December 31, 2016, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $8.6 billion and $8.2 billion at June 30, 2017 and December 31, 2016, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $329 million, with a cumulative maximum of $938 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $8 million and $10 million at June 30, 2017 and December 31, 2016, respectively, for indemnities, guarantees and commitments.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

15. Subsequent Events
The Separation
See Note 3 for subsequent events related to the Separation.
Common Stock Repurchases
In the third quarter of 2017 through July 31, 2017, MetLife, Inc. repurchased 892,524 shares of its common stock in the open market for $49 million.
Common Stock Dividend
On July 7, 2017, the MetLife, Inc. Board of Directors declared a third quarter 2017 common stock dividend of $0.40 per share payable on September 13, 2017 to shareholders of record as of August 7, 2017. The Company estimates that the aggregate dividend payment will be $426 million.

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
Current Period Highlights
During the three months ended June 30, 2017, overall sales increased slightly as compared to the three months ended June 30, 2016, reflecting improved sales in our Retirement and Income Solutions (“RIS”) and Group Benefits businesses, largely offset by declines in our U.S. life and annuity products and our segments abroad. Positive net flows drove an increase in our investment portfolio; however, investment yields were down as a result of declines in prepayment fees and lower margins on securities lending, partially offset by higher returns on private equities driven by improved equity market performance. Net derivative gains (losses) improved primarily as a result of the prior period unfavorable impact of the Company’s U.S. variable annuity actuarial assumption review.

The following represents segment level results and percentage contributions to total segment level operating earnings available to common shareholders for the six months ended June 30, 2017:
__________________

(1)	Excludes Corporate & Other operating loss available to common shareholders of $245 million.

(2)	Consistent with GAAP guidance for segment reporting, operating earnings is our GAAP measure of segment performance. See “— Non-GAAP and Other Financial Disclosures.”

Three Months Ended June 30, 2017 Compared with the Three Months Ended June 30, 2016

Consolidated Results - Highlights
Net income (loss) available to MetLife, Inc.’s common shareholders up $774 million:

•
Favorable change in net derivative gains (losses) of $1.7 billion ($1.1 billion, net of income tax) primarily driven by the impact of the second quarter 2016 actuarial assumption review on certain variable annuity products that contain embedded derivatives, partially offset by changes in foreign currencies and interest rates. Asymmetrical and non-economic accounting also resulted from derivative losses on non-qualifying hedges, driven by changes in interest rates, foreign currencies and equity markets.

• Operating earnings available to common shareholders up $483 million

• Unfavorable change in the amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) related to investment and derivative gains and losses

(1) See “— Results of Operations — Consolidated Results” and “— Non-GAAP and Other Financial Disclosures” for reconciliations and definitions of non-GAAP financial measures.
Consolidated Results - Operating Highlights
Operating earnings available to common shareholders up $483 million:
•
Results of operations impacted by: (i) prior period refinements made to DAC and certain insurance-related liabilities; (ii) the impact of the second quarter 2016 U.S. variable annuity actuarial assumption review; and (iii) lower taxes.

•	Our results for the three months ended June 30, 2017 included the following:
	•	a charge of $36 million, net of income tax, for lease impairments
	•	tax-related benefits of $27 million from an audit settlement including interest
	•	a $22 million, net of income tax, increase in expenses associated with the Company’s previously announced unit cost initiative
	•	a $22 million, net of income tax, increase in system implementation and branding costs in preparation for the Separation
	•	a benefit of $12 million, net of income tax, related to a refinement to prior period reinsurance receivables in Australia
•	Our results for the three months ended June 30, 2016 included the following:
	•	unfavorable reserve adjustments of $257 million, net of income tax, resulting from modeling improvements in the reserving process
	•	unfavorable DAC unlockings of $161 million related to our U.S. variable annuity actuarial assumption review
	•	a charge of $44 million, net of income tax, related to an adjustment to reinsurance receivables in Australia
For a more in-depth discussion of our consolidated results, see “— Results of Operations — Consolidated Results” and “— Results of Operations — Consolidated Results — Operating.”

Six Months Ended June 30, 2017 Compared with the Six Months Ended June 30, 2016

Consolidated Results - Highlights
Net income (loss) available to MetLife, Inc.’s common shareholders down $601 million:

•
Unfavorable change in net derivative gains (losses) of $599 million ($389 million, net of income tax) primarily driven by changes in interest rates and foreign currencies, largely offset by the impact of the second quarter 2016 actuarial assumption review on certain variable annuity products that contain embedded derivatives. Asymmetrical and non-economic accounting also resulted from derivative losses on non-qualifying hedges, driven by changes in interest rates, foreign currencies and equity markets.

• Unfavorable change in the amortization of DAC and VOBA related to investment and derivative gains and losses

• Operating earnings available to common shareholders up $700 million

(1) See “— Results of Operations — Consolidated Results” and “— Non-GAAP and Other Financial Disclosures” for reconciliations and definitions of non-GAAP financial measures.
Consolidated Results - Operating Highlights
Operating earnings available to common shareholders up $700 million:
•
Results of operations impacted by: (i) prior period refinements made to DAC and certain insurance-related liabilities; (ii) lower taxes; (iii) the impact of the second quarter 2016 U.S. variable annuity actuarial assumption review; and (iv) higher net investment income due to portfolio growth and improved equity market performance.

•	Our results for the six months ended June 30, 2017 included the following:
•
a $44 million, net of income tax, charge for expenses incurred related to a guaranty fund assessment for Penn Treaty Network America Insurance Company (“Penn Treaty”) and an increase in litigation reserves

	•	a $43 million, net of income tax, increase in expenses associated with the Company’s previously announced unit cost initiative
	•	favorable reserve adjustments of $34 million, net of income tax, resulting from modeling improvements in the reserving process in certain of our life businesses
	•	a charge of $36 million, net of income tax, for lease impairments
	•	tax-related benefits of $27 million from audit settlement including interest
	•	a $22 million, net of income tax, increase in system implementation and branding costs in preparation for the Separation
	•	a benefit of $12 million, net of income tax, related to a refinement to prior period reinsurance receivables in Australia
•	Our results for the six months ended June 30, 2016 included the following:
	•	unfavorable reserve adjustments of $257 million, net of income tax, resulting from modeling improvements in the reserving process
	•	unfavorable DAC unlockings of $161 million related to our U.S. variable annuity actuarial assumption review
	•	a charge of $44 million, net of income tax, related to an adjustment to reinsurance receivables in Australia
	•	tax benefit in Japan of $20 million related to a change in corporate tax rate that pertains to periods prior to 2016
	•	tax charge in Chile of $10 million as a result of tax reform legislation that pertains to periods prior to 2016
For a more in-depth discussion of our consolidated results, see “— Results of Operations — Consolidated Results” and “— Results of Operations — Consolidated Results — Operating.”

Consolidated Company Outlook
The plan to separate a substantial portion of our former Retail segment, as well as certain portions of our former Corporate Benefit Funding segment and Corporate & Other (the “Separation”) and the completion of the sale to Massachusetts Mutual Life Insurance Company (“MassMutual”) of our U.S. retail advisor force and certain assets associated with the MetLife Premier Client Group, including all of the issued and outstanding shares of MetLife’s affiliated broker-dealer, MetLife Securities, Inc. (“MSI”), a wholly-owned subsidiary of MetLife, Inc. (the “U.S. Retail Advisor Force Divestiture”) evidence our commitment to Accelerating Value and our refreshed enterprise strategy, the center of which is still One MetLife. Digital and simplified are the key enablers of our strategic initiatives which include (i) optimizing value and risk by prioritizing businesses with high internal rates of return, lower capital intensity, and maximum cash generation, (ii) driving operational excellence, by becoming a high-performance operating company with a competitive cost structure, (iii) transforming our distribution channels to drive efficiency and productivity through digital enablement and improved customer persistency, and (iv) undertaking a targeted approach to find the right solutions for the right customers through the commitment to creating differentiated customer value propositions. This new enterprise strategy will enhance our ability to focus on the right markets, build clear differentiators, and continue to make the right investments to deliver shareholder value.
In 2017, we continue to focus on executing the Separation and making critical investments to drive efficiency. While this will put downward pressure on operating earnings in 2017, we expect post-Separation MetLife operating earnings to grow in 2018 driven by both business growth and expense discipline. Following the Separation, MetLife will also be significantly less sensitive to interest rates. Notably, the Separation will also make MetLife a more globally diversified company; we expect MetLife will generate over 40% of its operating earnings from outside the United States and that percentage should continue to grow over time.
We have engaged and expect to continue to engage in a number of Separation-related transactions that will impact our holding companies’ liquid assets. In 2016, we incurred $2.3 billion of Separation-related items which reduced our holding companies’ liquid assets, as well as our free cash flow. These Separation-related items consisted of Separation-related outflows comprised of an incremental capital contribution to Brighthouse Life Insurance Company (formerly, MetLife Insurance Company USA (“MetLife USA”)) (“Brighthouse Insurance”), capital contributions to Brighthouse subsidiaries and Separation-related costs, forgone subsidiary dividends from Brighthouse Insurance and forgone incremental debt at MetLife, Inc., net of Separation-related inflows comprised of incremental subsidiary dividends from New England Life Insurance Company (“NELICO”) and Brighthouse Insurance. However, we have increased and expect to continue to increase our holding companies’ liquid assets over time as a result of (i) $291 million in cash proceeds that we received in 2016 from the U.S. Retail Advisor Force Divestiture; (ii) total dividends of approximately $3.0 billion that we expect to receive from Brighthouse (which may be partially funded by the issuance of debt by Brighthouse) and a MetLife-affiliated reinsurance company, of which $2.7 billion has been received to date; and (iii) proceeds from the disposition of our retained shares of Brighthouse common stock that we expect to receive over time. The dividends of approximately $3.0 billion were lower than the previously reported range of $3.3 billion to $3.8 billion due to a second quarter 2017 statutory reserve increase of $400 million in Brighthouse related to refinements of actuarial models. In addition to these Separation-related items, we expect to have cash commitments of between $1.0 billion and $2.0 billion over the two-year period of 2017 and 2018 relating to liability management transactions, including the repayment of certain debt maturities. Following the Separation, we plan to maintain a liquidity buffer of $3.0 to $4.0 billion of liquid assets at the holding companies. See “Risk Factors — Risks Related to Our Planned Separation from, and Continuing Relationship with, Brighthouse,” as well as “Risk Factors — Risks Related to Acquisitions, Dispositions or Other Structural Changes — We May Not Complete the Separation of Brighthouse Financial on the Terms or Timeline Currently Contemplated, if at All” and “Risk Factors — Capital-Related Risks — Legal and Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” included in the 2016 Annual Report.
In the third quarter of 2017, the Separation will result in the historical results of Brighthouse being reported as discontinued operations of the Company. After the Separation and distribution, we will elect the fair value option for our remaining investment in Brighthouse and will record any subsequent changes in estimated fair value to net investment gains and losses in continuing operations.
Furthermore, we anticipate realized net investment losses of approximately $900 million, net of income tax, related to the Separation. These losses include: (i) tax-related charges; (ii) previously deferred inter-company losses that will be realized upon Separation; (iii) losses on our retained investment in Brighthouse, and (iv) partially offsetting Separation tax benefits. Additionally, we anticipate a net tax charge in operating earnings of approximately $200 million resulting from the future repatriation of approximately $3.0 billion of cash following the post separation review of our capital needs, partially offset by a tax benefit associated with dividends from our foreign operations.

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
Other Key Information
Segment Information
As previously announced, in the third quarter of 2016, the Company reorganized its businesses in anticipation of the planned Separation. Prior period results have been revised in connection with the reorganization and did not have an impact on total consolidated net income (loss) or operating earnings. See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on the Company’s segments.
Significant Events
Separation
In January 2016, MetLife, Inc. announced its plan to pursue the Separation. MetLife, Inc. subsequently re-segmented the business to be separated and rebranded it as “Brighthouse Financial.”
On June 29, 2017, MetLife, Inc. announced that its Board of Directors had approved the spin-off of its wholly-owned subsidiary, Brighthouse Financial, Inc. (“Brighthouse”). MetLife, Inc. common shareholders will receive a distribution of one share of Brighthouse common stock for every 11 shares of MetLife, Inc. common stock they own. Shareholders of MetLife, Inc. who own less than 11 shares of common stock, or others who would otherwise receive fractional shares, will receive cash. The record date for the distribution was 5:00 p.m., New York City time, on July 19, 2017, and the distribution date will be 5:00 p.m., New York City time, on August 4, 2017. On August 3, 2017, MetLife, Inc. announced that it expects to distribute 96,776,670 of the 119,773,106 shares of Brighthouse common stock, representing approximately 80.8% of those shares. Certain MetLife affiliates hold MetLife common stock and, as a result, will participate in the distribution.
On July 6, 2017, MetLife, Inc. announced that the U.S. Securities and Exchange Commission has declared Brighthouse’s registration statement on Form 10 effective. Additionally, all required state regulatory approvals have been granted. The Separation remains subject to continuing validity of a ruling from the Internal Revenue Service (“IRS”) and an opinion from MetLife’s tax advisor regarding certain U.S. federal income tax matters.
In connection with the spin-off, the Company completed the following transactions in 2017: (i) contributions of entities, mergers and dividend; (ii) termination of financing arrangements; and (iii) new financing arrangements. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on these transactions.
U.S. Retail Advisor Force Divestiture
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

Non-Bank SIFI
On December 18, 2014, the FSOC designated MetLife, Inc. as a non-bank SIFI subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Reserve Bank of New York (collectively with the Federal Reserve Board, the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”), as well as to enhanced supervision and prudential standards. On March 30, 2016, the D.C. District Court ordered that the designation of MetLife, Inc. as a non-bank SIFI by the FSOC be rescinded. On April 8, 2016, the FSOC appealed the D.C. District Court’s order to the United States Court of Appeals for the District of Columbia (“D.C. Circuit”), and oral argument was heard on October 24, 2016. In a Presidential Memorandum for the Secretary of the Treasury dated April 21, 2017, President Trump directed the Secretary of the Treasury to review the FSOC SIFI designation process for transparency, due process and other factors, and, pending the completion of the review and submission of the Secretary’s recommendations, to refrain from voting for any non-emergency designations. The Secretary’s review and report are due by October 18, 2017. On August 2, 2017, the D.C. Circuit ordered that the appeal be held in abeyance pending the issuance of that report by the Secretary of the Treasury. The D.C. Circuit also ordered the parties to file additional procedural motions to govern future proceedings by November 17, 2017, or within 30 days of the issuance of the Treasury Secretary’s report, whichever occurs first. If the FSOC prevails on appeal or designates MetLife, Inc. as systemically important as part of its ongoing review of non-bank financial companies, MetLife, Inc. could once again be subject to regulation as a non-bank SIFI. See “Business — Regulation — U.S. Regulation — Potential Regulation as a Non-Bank SIFI” included in the 2016 Annual Report.
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
We have market presence in numerous countries and increased exposure to risks posed by local and regional economic conditions. See “Risk Factors — Risks Related to Our Business — Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability” in the 2016 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q.
Concerns about the political and/or economic instability in the United Kingdom (“U.K.”), Mexico, Italy, Turkey and Puerto Rico and weakness in the energy sector have recently contributed to global market volatility. See “— Investments — Current Environment — Selected Country and Sector Investments.” Events following the U.K.’s referendum on June 23, 2016 and the uncertainties, including foreign currency exchange risks, associated with its pending withdrawal from the European Union (“EU”), have also contributed to market volatility, both in the U.S. and beyond. These factors could contribute to weakening gross domestic product growth, primarily in the U.K. and Europe. The magnitude and longevity of the potential negative economic impacts would depend on the detailed agreements reached by the U.K. and the EU as a result of the exit negotiations and negotiations regarding trade and other arrangements.

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
Impact of a Sustained Low Interest Rate Environment
As a global insurance company, we are affected by the monetary policy of central banks around the world, as well as the monetary policy of the Federal Reserve Board in the United States. The Federal Reserve Board has taken a number of actions in recent years to spur economic activity, including asset purchases and keeping interest rates low. However, in December 2015, the FOMC increased the federal funds rate for the first time in 10 years and raised it a number of times since then, with the last raise, from 1.00% to 1.25%, occurring in June 2017. Further increases in the federal funds rate in the future may affect interest rates and risk markets in the U.S. and other developed and emerging economies. However, we cannot predict with certainty the effect of these programs and policies on interest rates or the impact on the pricing levels of risk-bearing investments at this time. See “— Investments — Current Environment.”
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) effected the most far-reaching overhaul of financial regulation in the United States in decades. However, President Trump and the majority party have expressed goals to amend Dodd-Frank. On June 8, 2017, the U.S. House of Representatives passed the Financial CHOICE Act of 2017, which proposes to amend or repeal various sections of Dodd-Frank. This proposed legislation is now being considered by the U.S. Senate. See “Business — Regulation — U.S. Regulation” and “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and In Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” in the 2016 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q, for a discussion of Dodd-Frank.
Our international insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are located or operate. In addition, our investment and pension companies outside of the U.S. are subject to oversight by the relevant securities, pension and other authorities of the countries in which the companies operate. Our non-U.S. insurance businesses are also subject to current and developing solvency regimes which impose various capital and other requirements. Having been named a global systemically important insurer (“G-SII”), MetLife, Inc. may also become subject to additional capital requirements. See “— International Regulation” below, as well as “Business — Regulation — International Regulation” and “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” included in the 2016 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments” and similarly named sections under the caption “Risk Factors.”

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
The DOL issued new regulations on April 6, 2016, which, in accordance with an April 4, 2017 DOL final rule which delayed the original applicable date by 60 days, became for the most part applicable on June 9, 2017. These rules, substantially expand the definition of “investment advice” and require that an impartial or “best interests” standard be met in providing such advice, thereby broadening the circumstances under which MetLife or its representatives, in providing investment advice with respect to ERISA plans, plan participants or IRAs, could be deemed a fiduciary under ERISA or the Code. Pursuant to the final regulations, certain communications with plans, plan participants and IRA holders, including the sales of products, and investment management or advisory services, could be deemed fiduciary investment advice, thus causing increased exposure to fiduciary liability if the distributor does not recommend what is in the client’s best interests. The DOL also issued amendments to certain of its prohibited transaction exemptions, and issued a new exemption, that apply more onerous disclosure and contract requirements to, and increases fiduciary requirements and fiduciary liability exposure in respect of, certain transactions involving ERISA plans, plan participants and IRAs. In general, the changes the rule made to existing prohibited transaction exemptions and contract and disclosure requirements of the new exemption (other than the impartial interest standard) were delayed until January 1, 2018. On July 6, 2017, the DOL published a new Request for Information regarding a possible further delay in the applicability date of January 1, 2018 along with possible additional changes to the rule.
On February 3, 2017 President Trump, in a memorandum to the Secretary of Labor, requested that the DOL prepare an updated economic and legal analysis concerning the likely impact of the new rules, and possible revisions to the rules. The applicable date for the new rules could be further extended to provide the DOL with additional time to address the requests in the President’s memorandum.
We anticipate that we will need to undertake certain additional tasks in order to comply with certain of the exemptions provided in the DOL regulations, including additional compliance reviews of material shared with distributors, wholesaler and call center training and product reporting and analysis. The change of administration and DOL officials leaves open the possibility of further modifications. Implementation of the rules on June 9, 2017 could create confusion among our distribution partners which could negatively impact product sales. We cannot predict what other proposals may be made, what legislation may be introduced or enacted, or what impact any such legislation may have on our business, results of operations and financial condition. See “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and In Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” in the 2016 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q.
Potential Regulation as a Non-Bank SIFI
See “— Executive Summary — Other Key Information — Significant Events — Non-Bank SIFI” above for recent developments concerning FSOC’s appeal of the D.C. District Court’s order that the designation of MetLife, Inc. as a non-bank SIFI by the FSOC be rescinded.

International Regulation
On June 23, 2016, the U.K. held a referendum regarding its membership in the EU, resulting in a vote in favor of leaving the EU. The U.K. government triggered the withdrawal process by notifying the EU on March 29, 2017 of the U.K.’s intention to withdraw from the EU. The member withdrawal provisions in the applicable EU treaty have not been used before so it is unclear how the provisions will work in practice. This treaty provides that the U.K. and the EU will negotiate a withdrawal agreement during a maximum two-year period (unless such period is extended by unanimous vote of the EU member states). As part of the sequenced approach to the talks set out by the EU, progress needs to be made on the withdrawal arrangements before any talks on a future trade deal can begin. With effectiveness of the withdrawal agreement or, if no agreement is concluded in the two-year period, at the end of the period on March 29, 2019, the U.K. will no longer be a member of the EU unless the EU and the U.K. agree to an extension. A transitional period or implementation phase forms an important part of the U.K. negotiation position. In the meantime, the U.K. remains a member of the EU with unchanged rights to access the single EU market in goods and services. Our U.K. business model utilizes certain rights to operate cross-border insurance and investment operations which may be modified or eliminated as a result of the U.K. exiting the EU. Operating expenses within our businesses could increase as a result of uncertainties during the negotiation period and upon the U.K.’s withdrawal.
Other changes in the laws and regulations of jurisdictions that affect our customers and independent sales intermediaries or their operations also may affect our business relationships with them and their ability to purchase or distribute our products. Such actions may negatively affect our business in these jurisdictions.
Solvency Regimes
Our insurance business throughout the European Economic Area is subject to Solvency II, which became effective on January 1, 2016, after an extensive preparatory phase. Solvency II codifies and harmonizes the EU insurance regulation. Capital requirements are forward-looking and based on the risk profile of each individual insurance company in order to promote comparability, transparency and competitiveness. In line with the requirements, MetLife entities calculate and report their capital requirement using a standard formula prescribed by the EU Directive and further regulation by the European Insurance and Occupational Pensions Authority. The entities have completed their first annual submissions including the Regular Supervisory Report and the Solvency and Financial Condition Report.
Mexico adopted a reform of its Insurance Law in February 2013. In accordance with this reform, a Solvency II-type regulatory framework became effective on January 1, 2016 which instituted changes to reserve and capital requirements and corporate governance and fostered greater transparency. In line with the requirements of the local Solvency II, insurance companies calculate and report their capital requirement using a standard formula designed by the local regulators (“CNSF”). In addition, as required, certain MetLife entities have completed and submitted their 2016 Own Risk and Solvency Assessment (“ORSA”) reports to the CNSF.
In Chile, the law implementing Solvency II-like regulation continues in the studies stage. However, the Chilean insurance regulator has already issued two resolutions, one for governance, and the other for risk management and control framework requirements. MetLife Chile has already implemented governance changes and risk policies to comply with these resolutions. A fifth impact study was completed and submitted in July 2017. On March 31, 2016, the local regulator issued a final regulation which requires insurance companies to implement a risk appetite framework and produce an ORSA. The first such report must be submitted to the local regulator no later than September 30, 2017. Even though a formal implementation date has not yet been set, it is estimated that the new solvency and supervisory regime could be in force between 2018 and 2020.
In July 2015, the Superintendence of Private Insurance, the Brazilian insurance regulator (“SUSEP”), issued a regulation establishing (i) a framework for minimum capital requirements based on risk and (ii) criteria for investment activities in insurance companies. In November 2015, SUSEP issued an additional regulation requiring insurance companies operating in Brazil to adopt a formal risk management function by the end of 2016 and to implement a formal enterprise risk management framework in 2017. In December 2016, MetLife Brazil formalized the designation of a local Risk Manager in Brazil in compliance with local regulation and is currently adapting its risk management framework to the requirements of local regulation.
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
On December 17, 2014, the IAIS released a first exposure draft of the ICS which will apply to all internationally active insurance groups, including G-SIIs. A second exposure draft was published for comment on July 19, 2016. In June 2017, the IAIS Executive Committee approved the ICS Version 1.0 for publication in July 2017. Version 1.0 will continue to be developed prior to the next formal consultation anticipated for mid-2018. The IAIS continues to project its approval of ICS Version 2.0 by the end of 2019, and implementation in 2020 and beyond.
The FSB and IAIS propose that national authorities consider additional requirements for G-SIIs, which include preparation of a systemic risk management plan, preparation of a recovery and resolution plan, enhanced liquidity planning and management, more intensive supervision, closer coordination among regulators through global supervisory colleges led by a regulator with group-wide supervisory authority. The IAIS continues to revise its view of how best to identify and manage systemic risk in the insurance sector and has confirmed it will develop an activities-based approach which could result in the future in a focus on management of activities as opposed to designation of entities and a shift toward a better identification of activities that link to systemic risk transmission channels. The IAIS proposals would need to be implemented at the consolidated group level by legislation or regulation in each applicable jurisdiction. As MetLife, Inc. is no longer a U.S. non-bank SIFI and none of its regulators have proposed implementing the G-SII requirements, the impact on MetLife, Inc. of such global proposals is uncertain.
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
Segment net investment income, with the exception of the Brighthouse Financial segment, is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact our consolidated net investment income, net income (loss) or operating earnings. The Brighthouse Financial segment’s net investment income represents that of the legal entities which comprise Brighthouse and its related companies on a historical basis, however, Brighthouse Financial segment’s net investment income may not be indicative of that on a combined standalone basis.
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
Acquisitions and Dispositions
In July 2017, the Company announced a definitive agreement to acquire Logan Circle Partners, L.P., from Fortress Investment Group LLC, for $250 million in cash. Logan Circle Partners is a fundamental research-based investment manager providing institutional clients actively managed investment solutions across a broad spectrum of fixed income strategies, with more than 100 institutional clients and more than $33 billion in assets under management as of March 31, 2017. The transaction is subject to customary closing conditions and regulatory approvals, and is expected to close in the third quarter of 2017.
See “— Executive Summary — Other Key Information — Significant Events” for information on the U.S. Retail Advisor Force Divestiture and the planned Separation.

Results of Operations
Consolidated Results
Business Overview. Overall sales for the three months ended June 30, 2017 increased slightly over prior period levels reflecting higher sales from our U.S. segment offset by sales declines in our other segments. The overall increase in sales from our U.S. segment was primarily driven by an increase in funding agreement issuances and higher sales of pension risk transfers in our RIS business and a 35% increase in sales from our Group Benefits business with strong performance from our core and voluntary products. Sales in our Latin America segment declined due to a large group sale in the prior period. Sales in EMEA also dropped as a result of strong sales in the prior period. In our Asia segment, while our emerging markets saw improved sales, overall sales decreased compared to the prior period, primarily driven by management actions taken to improve product value in the region, as well as regulatory changes and repricing in Korea and Hong Kong. In our MetLife Holdings and Brighthouse Financial segments, the U.S. Retail Advisor Force Divestiture and the planned Separation negatively impacted sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Revenues
Premiums	$9,935	$9,417	$19,250	$19,110
Universal life and investment-type product policy fees	2,302	2,286	4,604	4,630
Net investment income	4,959	4,887	10,155	9,446
Other revenues	382	487	756	974
Net investment gains (losses)	104	266	112	281
Net derivative gains (losses)	(437)	(2,099)	(1,363)	(764)
Total revenues	17,245	15,244	33,514	33,677
Expenses
Policyholder benefits and claims and policyholder dividends	10,622	10,598	20,798	20,591
Interest credited to policyholder account balances	1,562	1,500	3,274	2,826
Capitalization of DAC	(821)	(915)	(1,617)	(1,896)
Amortization of DAC and VOBA	704	121	1,237	1,116
Amortization of negative VOBA	(38)	(67)	(81)	(166)
Interest expense on debt	295	306	591	618
Other expenses	3,919	3,801	7,493	7,766
Total expenses	16,243	15,344	31,695	30,855
Income (loss) before provision for income tax	1,002	(100)	1,819	2,822
Provision for income tax expense (benefit)	115	(214)	103	505
Net income (loss)	887	114	1,716	2,317
Less: Net income (loss) attributable to noncontrolling interests	3	4	6	6
Net income (loss) attributable to MetLife, Inc.	884	110	1,710	2,311
Less: Preferred stock dividends	46	46	52	52
Net income (loss) available to MetLife, Inc.’s common shareholders	$838	$64	$1,658	$2,259
Three Months Ended June 30, 2017 Compared with the Three Months Ended June 30, 2016
During the three months ended June 30, 2017, income (loss) before provision for income tax increased $1.1 billion ($773 million, net of income tax) from the prior period primarily driven by favorable changes in net derivative gains (losses) and operating earnings, partially offset by an unfavorable change in the amortization of DAC and VOBA related to investment and derivative gains and losses.

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

	Three Months Ended June 30,
	2017	2016
	(In millions)
Non-VA program derivatives
Interest rate	$451	$775
Foreign currency exchange rate	(289)	582
Credit	64	1
Equity	(11)	—
Non-VA embedded derivatives	(131)	(83)
Total non-VA program derivatives	84	1,275
VA program derivatives
Market risks in embedded derivatives	653	(1,346)
Nonperformance risk adjustment on embedded derivatives	(138)	1,103
Other risks in embedded derivatives	(315)	(4,298)
Total embedded derivatives	200	(4,541)
Freestanding derivatives hedging embedded derivatives	(721)	1,167
Total VA program derivatives	(521)	(3,374)
Net derivative gains (losses)	$(437)	$(2,099)
The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $1.2 billion ($774 million, net of income tax). This was primarily due to the U.S. dollar and Japanese yen, relative to other key currencies, weakening in the current period versus strengthening in the prior period, unfavorably impacting foreign currency forwards and futures that primarily hedge foreign currency-denominated bonds. In addition, long-term interest rates decreased less in the current period than in the prior period, unfavorably impacting receive-fixed interest rate swaps and swaptions primarily hedging long-duration liability portfolios. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The favorable change in net derivative gains (losses) on VA program derivatives was $2.9 billion ($1.9 billion, net of income tax). This was due to a favorable change of $4.0 billion ($2.6 billion, net of income tax) in other risks in embedded derivatives and a favorable change of $111 million ($72 million, net of income tax) in market risks in embedded derivatives, net of the impact of freestanding derivatives hedging those risks, partially offset by an unfavorable change of $1.2 billion ($807 million, net of income tax) related to the change in the nonperformance risk adjustment on embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The foregoing $4.0 billion ($2.6 billion, net of income tax) favorable change in other risks in embedded derivatives reflects:

•	Updates to actuarial policyholder behavior assumptions in the prior period within the valuation model.

•
An increase in the risk margin adjustment, measuring policyholder behavior risks, which was affected by the second quarter 2016 actuarial assumption update, along with market and interest rate changes, and

•
A combination of other factors, that were also affected by the second quarter 2016 actuarial assumption update, which include fees being deducted from accounts, changes in the benefit base, premiums, lapses, withdrawals and deaths.

The foregoing $111 million ($72 million, net of income tax) favorable change reflects a $2.0 billion ($1.3 billion, net of income tax) favorable change in market risks in embedded derivatives, partially offset by a $1.9 billion ($1.2 billion, net of income tax) unfavorable change in freestanding derivatives hedging market risks in embedded derivatives. The favorable change is due to changes in market factors, as well as due to freestanding derivative losses on certain macro hedges which are transitionary in nature given the Separation of Brighthouse and which are designed to protect statutory capitalization.

The primary changes in market factors are summarized as follows:

•
Long-term interest rates decreased less in the current period than in the prior period, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives. For example, the 30-year U.S. swap rate decreased 11 basis points in the current period and decreased 31 basis points in the prior period.

•
Key equity index levels increased more in the current period than in the prior period, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives. For example, the Standard & Poor’s (“S&P”) 500 Index increased 3% in the current period and increased 2% in the prior period.

•
Changes in foreign currency exchange rates contributed to a favorable change in our embedded derivatives and an unfavorable change in our freestanding derivatives related to the assumed reinsurance of certain variable annuity products from our former operating joint venture in Japan. For example, the Japanese yen weakened against the U.S. dollar by 1% in the current period and strengthened by 9% in the prior period.

The aforementioned $1.2 billion ($807 million, net of income tax) unfavorable change in the nonperformance risk adjustment on embedded derivatives resulted from an unfavorable change of $1.1 billion, before income tax, as a result of model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, in addition to an unfavorable change of $139 million, before income tax, related to changes in our own credit spread.
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
Net Investment Gains (Losses). The unfavorable change in net investment gains (losses) of $162 million ($105 million, net of income tax) primarily reflects lower foreign currency transaction gains and lower gains on sales of fixed maturity securities. These unfavorable changes were partially offset by higher gains on sales of real estate joint ventures and lower provisions for loan losses on mortgage loans.
Actuarial Assumption Review. During the prior period, we accelerated the annual review of our actuarial assumptions for the U.S. variable annuity block of business in connection with our planned Separation. As a result of this review, we made changes to policyholder behavior and long-term economic assumptions, as well as risk margins.
Results for the prior period include a $3.1 billion ($2.0 billion, net of income tax) non-cash charge associated with this review of assumptions related to reserves and DAC, of which a $3.7 billion loss ($2.4 billion, net of income tax) was recognized in net derivative gains (losses). Of the $3.1 billion charge, $3.9 billion ($2.6 billion, net of income tax) was related to reserves and a benefit of $841 million ($547 million, net of income tax) was associated with DAC. The $3.7 billion loss recognized in net derivative gains (losses) associated with this review of assumptions was included within the other risks in embedded derivatives caption in the table above.
Divested Businesses. Income (loss) before provision for income tax related to the divested businesses and lag elimination, excluding net investment gains (losses) and net derivative gains (losses), decreased $202 million ($131 million, net of income tax) to a loss of $332 million ($222 million, net of income tax) in the current period from a loss of $130 million ($91 million, net of income tax) in the prior period. Included in this decline was a decrease in total expenses of $202 million, before income tax. Results for both periods include expenses and charges associated with the U.S Retail Advisor Force Divestiture and the planned Separation.

Taxes. Income tax expense for the three months ended June 30, 2017 was $115 million, or 11% of income (loss) before provision for income tax, compared with income tax benefit of $214 million, or 214% of income (loss) before provision for income tax, for the three months ended June 30, 2016. The Company’s effective tax rates differ from the U.S. statutory rate of 35% due to non-taxable investment income, tax credits for low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. Our current period results include tax-related benefits of $27 million related to the settlement of an audit, including interest. Our prior period results include a tax charge of $26 million related to the repatriation of earnings from Japan.
Operating Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings and operating earnings available to common shareholders, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings and other financial measures based on operating earnings allow analysis of our performance relative to our business plan and facilitate comparisons to industry results. Operating earnings and operating earnings available to common shareholders should not be viewed as substitutes for net income (loss) and net income (loss) available to MetLife, Inc.’s common shareholders, respectively. Operating earnings available to common shareholders increased $483 million, net of income tax, to $1.4 billion, net of income tax, for the three months ended June 30, 2017 from $924 million, net of income tax, for the three months ended June 30, 2016.

Six Months Ended June 30, 2017 Compared with the Six Months Ended June 30, 2016
During the six months ended June 30, 2017, income (loss) before provision for income tax decreased $1.0 billion ($601 million, net of income tax) from the prior period primarily driven by unfavorable changes in net derivative gains (losses) and in the amortization of DAC and VOBA related to investment and derivative gains and losses, partially offset by a favorable change in operating earnings.
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

	Six Months Ended June 30,
	2017	2016
	(In millions)
Non-VA program derivatives
Interest rate	$259	$1,853
Foreign currency exchange rate	(213)	784
Credit	117	16
Equity	(13)	(50)
Non-VA embedded derivatives	(293)	(136)
Total non-VA program derivatives	(143)	2,467
VA program derivatives
Market risks in embedded derivatives	1,605	(2,682)
Nonperformance risk on embedded derivatives	(181)	1,462
Other risks in embedded derivatives	(484)	(4,437)
Total embedded derivatives	940	(5,657)
Freestanding derivatives hedging embedded derivatives	(2,160)	2,426
Total VA program derivatives	(1,220)	(3,231)
Net derivative gains (losses)	$(1,363)	$(764)
The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $2.6 billion ($1.7 billion, net of income tax). This was primarily due to long-term interest rates decreasing less in the current period than in the prior period, unfavorably impacting receive-fixed interest rate swaps and swaptions primarily hedging long-duration liability portfolios. In addition, the Japanese yen, relative to other key currencies, strengthened less in the current period versus the prior period, unfavorably impacting foreign currency forwards, futures and options that primarily hedge foreign currency-denominated bonds. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The favorable change in net derivative gains (losses) on VA program derivatives was $2.0 billion ($1.3 billion, net of income tax). This was due to a favorable change of $4.0 billion ($2.6 billion, net of income tax) in other risks in embedded derivatives, partially offset by an unfavorable change of $1.6 billion ($1.1 billion, net of income tax) related to the change in the nonperformance risk adjustment on embedded derivatives and an unfavorable change of $299 million ($194 million, net of income tax) in market risks in embedded derivatives, net of the impact of freestanding derivatives hedging those risks. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.

The foregoing $4.0 billion ($2.6 billion, net of income tax) favorable change in other risks in embedded derivatives reflects:

•	Updates to actuarial policyholder behavior assumptions in the prior period within the valuation model.

•
An increase in the risk margin adjustment, measuring policyholder behavior risks, which was affected by the second quarter 2016 actuarial assumption update, along with market and interest rate changes, and

•
The partially offsetting impact of a combination of other factors, that were also affected by the second quarter 2016 actuarial assumption update, which include fees being deducted from accounts, changes in the benefit base, premiums, lapses, withdrawals and deaths.

The foregoing $299 million ($194 million, net of income tax) unfavorable change reflects a $4.6 billion ($3.0 billion, net of income tax) unfavorable change in freestanding derivatives hedging market risks in embedded derivatives, partially offset by a $4.3 billion ($2.8 billion, net of income tax) favorable change in market risks in embedded derivatives. The unfavorable change is due to changes in market factors, as well as due to freestanding derivative losses on certain macro hedges which are transitionary in nature given the Separation of Brighthouse and which are designed to protect statutory capitalization.
The primary changes in market factors are summarized as follows:

•
Long-term interest rates decreased less in the current period than in the prior period, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives. For example, the 30-year U.S. swap rate decreased 5 basis points in the current period and decreased 79 basis points in the prior period.

•
Key equity index levels increased more in the current period than in the prior period, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives. For example, the S&P 500 Index increased 8% in the current period and increased 3% in the prior period.

•
Changes in foreign currency exchange rates contributed to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives related to the assumed reinsurance of certain variable annuity products from our former operating joint venture in Japan. For example, the Japanese yen strengthened against the U.S. dollar by 4% in the current period and strengthened by 15% in the prior period.

The aforementioned $1.6 billion ($1.1 billion, net of income tax) unfavorable change in the nonperformance risk adjustment on embedded derivatives resulted from an unfavorable change of $1.3 billion, before income tax, as a result of model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, in addition to an unfavorable change of $338 million, before income tax, related to changes in our own credit spread.
Net Investment Gains (Losses). The unfavorable change in net investment gains (losses) of $169 million ($110 million, net of income tax) primarily reflects lower foreign currency transaction gains and lower gains on sales of fixed maturity securities. These unfavorable changes were partially offset by higher gains on sales of real estate joint ventures, lower provisions for loan losses on mortgage loans and lower impairments on fixed maturity and equity securities.
Actuarial Assumption Review. For the results of our 2016 actuarial assumption review, see “— Three Months Ended June 30, 2017 Compared with the Three Months Ended June 30, 2016 — Actuarial Assumption Review.”
Divested Businesses and Lag Elimination. Income (loss) before provision for income tax related to the divested businesses and lag elimination, excluding net investment gains (losses) and net derivative gains (losses), decreased $361 million ($241 million, net of income tax) to a loss of $434 million ($290 million, net of income tax) in the current period from a loss of $73 million ($49 million, net of income tax) in the prior period. Included in this decline was a decrease in total revenues of $663 million, before income tax, and a decrease in total expenses of $302 million, before income tax. Results for both periods include expenses and charges associated with the U.S Retail Advisor Force Divestiture and the planned Separation. Results for the prior period include the financial impact of converting the Company’s Japan operations to calendar year-end reporting without retrospective application of this change to prior years.
Taxes. Income tax expense for the six months ended June 30, 2017 was $103 million, or 6% of income (loss) before provision for income tax, compared with $505 million, or 18% of income (loss) before provision for income tax, for the six months ended June 30, 2016. The Company’s effective tax rates differ from the U.S. statutory rate of 35% due to non-taxable investment income, tax credits for low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. Our current period results include tax-related benefits of $36 million related to the settlement of an audit, including interest. Our prior period results include a tax benefit of $110 million in Japan related to a change in tax rate, a tax charge of $26 million related to the repatriation of earnings from Japan and a tax charge of $19 million in Chile, related to a change in tax rate.

Operating Earnings. Operating earnings available to common shareholders increased $700 million, net of income tax, to $3.0 billion, net of income tax, for the six months ended June 30, 2017 from $2.3 billion, net of income tax, for the six months ended June 30, 2016.

Reconciliation of net income (loss) to operating earnings available to common shareholders
Three Months Ended June 30, 2017

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Brighthouse Financial	Corporate& Other	Total
	(In millions)
Net income (loss)	$548	$204	$97	$67	$45	$232	$(306)	$887
Less: Net investment gains (losses)	—	(19)	2	2	3	—	116	104
Less: Net derivative gains (losses)	128	(128)	(9)	5	(266)	(79)	(88)	(437)
Less: Other adjustments to net income (1)	(52)	(12)	(61)	(12)	(29)	1	(330)	(495)
Less: Provision for income tax (expense) benefit	(27)	53	11	—	102	27	96	262
Operating earnings	$499	$310	$154	$72	$235	$283	(100)	1,453
Less: Preferred stock dividends							46	46
Operating earnings available to common shareholders							$(146)	$1,407
Three Months Ended June 30, 2016

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Brighthouse Financial	Corporate& Other	Total
	(In millions)
Net income (loss)	$665	$771	$87	$96	$167	$(1,205)	$(467)	$114
Less: Net investment gains (losses)	70	140	18	16	251	20	(249)	266
Less: Net derivative gains (losses)	328	606	(28)	3	23	(2,973)	(58)	(2,099)
Less: Other adjustments to net income (1)	(65)	(30)	(54)	48	33	646	(100)	478
Less: Provision for income tax (expense) benefit	(111)	(204)	14	(35)	(107)	805	137	499
Operating earnings	$443	$259	$137	$64	$(33)	$297	(197)	970
Less: Preferred stock dividends							46	46
Operating earnings available to common shareholders							$(243)	$924
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Six Months Ended June 30, 2017

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Brighthouse Financial	Corporate& Other	Total
	(In millions)
Net income (loss)	$895	$684	$328	$148	$367	$(170)	$(536)	$1,716
Less: Net investment gains (losses)	(26)	98	14	4	7	(56)	71	112
Less: Net derivative gains (losses)	(20)	49	127	18	(284)	(1,044)	(209)	(1,363)
Less: Other adjustments to net income (1)	(118)	(16)	(90)	(7)	(112)	28	(413)	(728)
Less: Provision for income tax (expense) benefit	57	(52)	(20)	(14)	136	375	208	690
Operating earnings	$1,002	$605	$297	$147	$620	$527	(193)	3,005
Less: Preferred stock dividends							52	52
Operating earnings available to common shareholders							$(245)	$2,953
Six Months Ended June 30, 2016

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Brighthouse Financial	Corporate& Other	Total
	(In millions)
Net income (loss)	$1,095	$1,634	$229	$170	$647	$(820)	$(638)	$2,317
Less: Net investment gains (losses)	(31)	363	(4)	24	137	(41)	(167)	281
Less: Net derivative gains (losses)	532	1,017	56	2	437	(2,680)	(128)	(764)
Less: Other adjustments to net income (1)	(131)	37	(105)	66	60	503	(137)	293
Less: Provision for income tax (expense) benefit	(124)	(347)	(6)	(49)	(221)	774	175	202
Operating earnings	$849	$564	$288	$127	$234	$624	(381)	2,305
Less: Preferred stock dividends							52	52
Operating earnings available to common shareholders							$(433)	$2,253
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Reconciliation of revenues to operating revenues and expenses to operating expenses
Three Months Ended June 30, 2017

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Brighthouse Financial	Corporate& Other	Total
	(In millions)
Total revenues	$7,979	$2,744	$1,210	$811	$2,519	$2,021	$(39)	$17,245
Less: Net investment gains (losses)	—	(19)	2	2	3	—	116	104
Less: Net derivative gains (losses)	128	(128)	(9)	5	(266)	(79)	(88)	(437)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	10	—	(1)	—	1	—	10
Less: Other adjustments to revenues (1)	(51)	107	—	102	(23)	44	2	181
Total operating revenues	$7,902	$2,774	$1,217	$703	$2,805	$2,055	$(69)	$17,387
Total expenses	$7,154	$2,436	$1,090	$730	$2,472	$1,727	$634	$16,243
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	10	—	(1)	(38)	(125)	—	(154)
Less: Other adjustments to expenses (1)	1	119	61	114	44	169	332	840
Total operating expenses	$7,153	$2,307	$1,029	$617	$2,466	$1,683	$302	$15,557
Three Months Ended June 30, 2016

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Brighthouse Financial	Corporate& Other	Total
	(In millions)
Total revenues	$7,515	$3,367	$1,145	$1,042	$3,397	$(583)	$(639)	$15,244
Less: Net investment gains (losses)	70	140	18	16	251	20	(249)	266
Less: Net derivative gains (losses)	328	606	(28)	3	23	(2,973)	(58)	(2,099)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	7	—	1	—	1	—	9
Less: Other adjustments to revenues (1)	(60)	(131)	4	306	(40)	12	22	113
Total operating revenues	$7,177	$2,745	$1,151	$716	$3,163	$2,357	$(354)	$16,955
Total expenses	$6,516	$2,252	$1,034	$901	$3,166	$1,322	$153	$15,344
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	12	—	1	(117)	(983)	—	(1,087)
Less: Other adjustments to expenses (1)	5	(106)	58	258	44	350	122	731
Total operating expenses	$6,511	$2,346	$976	$642	$3,239	$1,955	$31	$15,700
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Six Months Ended June 30, 2017

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Brighthouse Financial	Corporate& Other	Total
	(In millions)
Total revenues	$15,005	$5,847	$2,608	$1,870	$5,430	$2,987	$(233)	$33,514
Less: Net investment gains (losses)	(26)	98	14	4	7	(56)	71	112
Less: Net derivative gains (losses)	(20)	49	127	18	(284)	(1,044)	(209)	(1,363)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	11	—	(1)	—	—	—	10
Less: Other adjustments to revenues (1)	(117)	129	31	458	(56)	39	5	489
Total operating revenues	$15,168	$5,560	$2,436	$1,391	$5,763	$4,048	$(100)	$34,266
Total expenses	$13,665	$4,808	$2,188	$1,682	$4,910	$3,377	$1,065	$31,695
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	11	—	(1)	(40)	(365)	—	(395)
Less: Other adjustments to expenses (1)	1	145	121	465	96	376	418	1,622
Total operating expenses	$13,664	$4,652	$2,067	$1,218	$4,854	$3,366	$647	$30,468
Six Months Ended June 30, 2016

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Brighthouse Financial	Corporate& Other	Total
	(In millions)
Total revenues	$14,493	$7,123	$2,354	$1,832	$6,774	$1,806	$(705)	$33,677
Less: Net investment gains (losses)	(31)	363	(4)	24	137	(41)	(167)	281
Less: Net derivative gains (losses)	532	1,017	56	2	437	(2,680)	(128)	(764)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	32	—	1	—	1	—	34
Less: Other adjustments to revenues (1)	(119)	323	20	394	(94)	19	17	560
Total operating revenues	$14,111	$5,388	$2,282	$1,411	$6,294	$4,507	$(427)	$33,566
Total expenses	$12,842	$4,907	$2,031	$1,592	$5,824	$3,180	$479	$30,855
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	52	—	1	(184)	(950)	—	(1,081)
Less: Other adjustments to expenses (1)	12	266	125	328	30	467	154	1,382
Total operating expenses	$12,830	$4,589	$1,906	$1,263	$5,978	$3,663	$325	$30,554
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Consolidated Results — Operating
Three Months Ended June 30, 2017 Compared with the Three Months Ended June 30, 2016
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the increase in operating earnings were prior period refinements made to DAC and certain insurance-related liabilities, the impact of the second quarter 2016 U.S. variable annuity actuarial assumption review and lower taxes.
Foreign Currency. Changes in foreign currency exchange rates had an $11 million negative impact on operating earnings for the second quarter of 2017 compared to the prior period. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. An increase of $17 million in operating earnings was attributable to business growth. We benefited from positive net flows from many of our businesses, which increased our invested asset base. Growth in the investment portfolios of our U.S., Asia and Latin America segments resulted in higher net investment income. However, this was partially offset by a corresponding increase in interest credited expense on certain insurance-related liabilities. In our U.S. segment, an increase in average premium per policy in our auto business, partially offset by the impact of a decrease in exposures, improved operating earnings. In addition, operating earnings increased as a result of higher premiums and policy fees in our Latin America segment, partially offset by related changes in policyholder benefits. These increases were largely offset by a decrease in asset based-fee income in our MetLife Holdings and Brighthouse Financial segments as negative net flows contributed to a decrease in average separate account balances.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Excluding the impact of changes in foreign currency exchange rates on reported net investment income in our non-U.S. segments and changes in inflation rates on our inflation-indexed investments, investment yields decreased. Investment yields decreased primarily due to a decline in prepayment fees and lower income on interest rate derivatives. In addition, lower earnings on our securities lending program primarily resulted from lower margins due to the impact of a flatter yield curve. These reductions in yields were partially offset by higher returns on private equities, driven by improvements in equity market performance, higher returns on real estate and real estate joint ventures and increased yields on fixed maturity securities. In our Brighthouse Financial and MetLife Holdings segments, favorable equity market performance in the current period drove an increase in average separate account balances, resulting in higher asset-based fees. These increases were partially offset by higher interest credited expenses in our U.S. and Latin America segments as a result of a higher average interest credited rate. The changes in market factors discussed above resulted in a $34 million decrease in operating earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Unfavorable underwriting resulted in a $19 million decrease in operating earnings primarily as a result of unfavorable mortality and claims experience, partially offset by favorable morbidity and lower catastrophe losses. Unfavorable mortality in our Brighthouse Financial, Latin America and U.S. segments was partially offset by favorable mortality in our MetLife Holdings segment. Higher lapses and claims in Japan drove unfavorable claims experience in our Asia segment. Favorable morbidity in our U.S. segment was partially offset by unfavorable morbidity in our MetLife Holdings segment. Operating earnings increased by $158 million due to unfavorable DAC unlockings recognized in the prior period in connection with the U.S. variable annuity actuarial assumption review. Refinements to DAC and certain insurance-related liabilities, which were recorded in both periods across the majority of our segments, resulted in a $284 million increase in operating earnings. This was primarily due to a prior period reserve adjustment of $257 million resulting from modeling improvements in the reserving process in certain of our individual life businesses.
Expenses and Taxes. An $18 million increase in expenses included an increase in costs associated with corporate initiatives and projects, including leasehold impairments, Separation-related costs and costs related to the Company’s unit cost initiative, and higher employee-related costs, largely offset by lower costs as a result of the U.S. Retail Advisor Force Divestiture. The Company’s effective tax rates differ from the U.S. statutory rate of 35% due to non-taxable investment income, tax credits for investments in low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. Higher utilization of tax preferenced items and foreign rate differential improved current period operating earnings by $60 million over the prior period. Our current period results include a tax benefit of $23 million related to the settlement of an audit. Our prior period includes a tax charge of $26 million related to the repatriation of earnings from Japan.
Other. Certain capital management transactions undertaken in preparation for the Separation resulted in a decrease in operating earnings of $12 million, primarily recognized in net investment income. In the current period, certain collateral and reinsurance financing arrangements were terminated in connection with the formation of a new captive reinsurance entity which reduced our invested asset base and lowered net investment income. This decrease in the invested asset base was partially offset by the receipt of proceeds from the issuance of senior notes in June 2017.

Six Months Ended June 30, 2017 Compared with the Six Months Ended June 30, 2016
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the increase in operating earnings were prior period refinements made to DAC and certain insurance-related liabilities, lower taxes, the impact of the second quarter 2016 actuarial assumption review and higher net investment income from portfolio growth and improved equity market performance.
Foreign Currency. Changes in foreign currency exchange rates had a $21 million negative impact on operating earnings for the first half of 2017 compared to the prior period. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. An increase of $102 million in operating earnings was attributable to business growth. We benefited from positive net flows from many of our businesses. As a result, growth in the investment portfolios of our U.S., Asia and Latin America segments generated higher net investment income. However, this was partially offset by a corresponding increase in interest credited expense on certain insurance-related liabilities. In addition, in our MetLife Holdings and Brighthouse Financial segments, negative net flows contributed to a decrease in average separate account balances, and consequently, asset based-fee income. Improved results from our start-up operations also increased operating earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Excluding the impact of changes in foreign currency exchange rates on reported net investment income in our non-U.S. segments and changes in inflation rates on our inflation-indexed investments, investment yields increased. Investment yields were positively affected by higher income on other limited partnership interests, driven by improvements in equity market performance, increased yields on fixed maturity securities and higher returns on real estate and real estate joint ventures. These increases in net investment income were partially offset by lower prepayments fees, lower yields on mortgage loans and lower earnings on our securities lending program which primarily resulted from lower margins due to the impact of a flatter yield curve. In our Brighthouse Financial and MetLife Holdings segments, favorable equity market performance in the current period drove an increase in average separate account balances, resulting in higher asset-based fees. The changes in market factors discussed above resulted in a $138 million increase in operating earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Unfavorable underwriting resulted in a $75 million decrease in operating earnings primarily as a result of unfavorable mortality, unfavorable claims experience and higher non-catastrophe claim costs, partially offset by favorable morbidity. Unfavorable mortality in our Brighthouse Financial, Latin America and U.S. segments was partially offset by favorable mortality in our MetLife Holdings segment. Higher lapses and claims in Japan drove unfavorable claims experience in our Asia segment. Favorable morbidity in our U.S. segment was partially offset by unfavorable morbidity in our MetLife Holdings segment. Operating earnings increased by $158 million due to unfavorable DAC unlockings recognized in the prior period in connection with the U.S. variable annuity actuarial assumption review. Refinements to DAC and certain insurance-related liabilities, which were recorded in both periods across the majority of our segments, resulted in a $213 million increase in operating earnings. This was primarily due to an unfavorable prior period reserve adjustment of $257 million and a favorable current period reserve adjustment of $34 million, both resulting from modeling improvements in the reserving process in certain of our individual life businesses.
Expenses and Taxes. Higher expenses of $14 million included an increase in expenses incurred related to the guaranty fund assessment for Penn Treaty, an increase in litigation reserves, higher costs associated with corporate initiatives and projects, including leasehold impairments, Separation-related costs and costs related to the Company’s unit cost initiative, partially offset by lower costs as a result of the U.S. Retail Advisor Force Divestiture. The Company’s effective tax rates differ from the U.S. statutory rate of 35% due to non-taxable investment income, tax credits for investments in low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. Higher utilization of tax preferenced items and foreign rate differential improved current period operating earnings by $144 million over the prior period. Our current period results include a tax benefit of $32 million related to the audit settlements. Our prior period results include a tax benefit of $20 million in Japan and a tax charge of $10 million in Chile, both related to changes in tax rates that pertain to periods prior to 2016, as well as a tax charge of $26 million related to the repatriation of earnings from Japan.
Other. Certain capital management transactions undertaken in preparation for the Separation resulted in a decrease in operating earnings of $12 million, primarily recognized in net investment income. In the current period, certain collateral and reinsurance financing arrangements were terminated in connection with the formation of a new captive reinsurance entity which reduced our invested asset base and lowered net investment income. This decrease in the invested asset base was partially offset by the receipt of proceeds from the issuance of senior notes in June 2017.

Segment Results and Corporate & Other
U.S.
Business Overview. Sales for the three months ended June 30, 2017 increased over the prior period primarily driven by our RIS business with an increase in funding agreement issuances and higher sales of pension risk transfers, partially offset by lower sales in our stable value business. Changes in premiums for the RIS business were almost entirely offset by the related changes in policyholder benefits and claims. Sales increased 35% compared to the prior period in the Group Benefits business, with strong sales across our core and voluntary products. The resulting increase in premiums, fees and other revenues was negatively impacted by the loss of a large dental contract in the current period. In our Property & Casualty business, sales increased slightly over the prior period. The number of exposures decreased from the prior period, reflecting management actions to improve the quality of the business.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Operating revenues
Premiums	$5,877	$5,171	$11,062	$10,191
Universal life and investment-type product policy fees	251	248	516	498
Net investment income	1,575	1,565	3,187	3,025
Other revenues	199	193	403	397
Total operating revenues	7,902	7,177	15,168	14,111
Operating expenses
Policyholder benefits and claims and policyholder dividends	5,878	5,270	11,113	10,316
Interest credited to policyholder account balances	359	323	710	645
Capitalization of DAC	(116)	(121)	(216)	(232)
Amortization of DAC and VOBA	114	118	228	236
Interest expense on debt	4	3	6	5
Other operating expenses	914	918	1,823	1,860
Total operating expenses	7,153	6,511	13,664	12,830
Provision for income tax expense (benefit)	250	223	502	432
Operating earnings	$499	$443	$1,002	$849
Three Months Ended June 30, 2017 Compared with the Three Months Ended June 30, 2016
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. The impact of deposits, funding agreement issuances and increased premiums resulted in higher average invested assets, improving net investment income. However, consistent with the growth in average invested assets from increased premiums, interest credited on long-duration contracts increased. An increase in average premium per policy in both our auto and homeowners businesses, partially offset by the impact of the decrease in exposures, improved operating earnings. The remaining increase in premiums, fees and other revenues, coupled with a reduction in direct and allocated expenses, was partially offset by higher volume-related expenses. The current period abatement of the annual health insurer fee under the Patient Protection and Affordable Care Act (“PPACA”) was offset by a corresponding decrease in premiums, fees and other revenues. The combined impact of the items discussed above increased operating earnings by $57 million.

Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased primarily due to lower returns on fixed maturity securities, a decline in mortgage loan prepayment fees and lower derivative income. In addition, lower investment earnings on our securities lending program resulted primarily from lower margins due to the impact of a flatter yield curve. These reductions were partially offset by higher returns on private equities, driven by improvements in equity market performance. Certain of our funding agreements and guaranteed interest contract liabilities have interest credited rates that are contractually tied to current market rates, specifically the 3-month London Interbank Offered Rate (“LIBOR”) and, as a result, a higher average interest credited rate drove an increase in interest credited expense. In addition, the crediting rate on certain long-duration insurance contracts increased, which decreased operating earnings. The changes in market factors discussed above resulted in a $49 million decrease in operating earnings.
Underwriting and Other Insurance Adjustments. Favorable current period utilization as well as favorable prior period development and the impact of pricing actions in our dental business, coupled with favorable claims experience in our accident & health businesses, resulted in a $25 million increase in operating earnings. Unfavorable mortality in the current period, mainly due to an increase in both incidence and severity in our term life business and an increase in incidence in our accidental death and dismemberment (“AD&D”) business, resulted in a $23 million decrease in operating earnings. Favorable mortality in both our pension risk transfer and specialized life insurance businesses increased operating earnings by $15 million. In our Property & Casualty business, non-catastrophe claim costs were flat, as homeowner-related frequency increases were offset by lower homeowner-related severities and lower auto-related frequencies. In addition, lower catastrophe losses increased operating earnings by $12 million. Refinements to certain insurance and other liabilities, which were recorded in both periods, resulted in a $25 million increase in operating earnings.
Six Months Ended June 30, 2017 Compared with the Six Months Ended June 30, 2016
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. The impact of deposits, funding agreement issuances and increased premiums resulted in higher average invested assets, improving net investment income. However, consistent with the growth in average invested assets from increased premiums, interest credited on long-duration contracts increased. An increase in average premium per policy in our auto business, partially offset by the impact of the decrease in exposures, improved operating earnings. The remaining increase in premiums, fees and other revenues, coupled with a decline in direct and allocated expenses, was partially offset by higher volume related expenses. The current period abatement of the annual health insurer fee under PPACA was offset by a corresponding decrease in premiums, fees and other revenues. The combined impact of the items discussed above increased operating earnings by $117 million.
Market Factors. Market factors, including the interest rate levels, variability in equity market returns and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields increased primarily due to higher returns on other limited partnership interests, primarily in private equities, driven by improvements in equity market performance. This increase in investment yields was partially offset by lower prepayment fees, as well as lower returns on mortgage loans, real estate and real estate joint ventures. In addition, lower investment earnings on our securities lending program resulted primarily from lower margins due to the impact of a flatter yield curve. Higher average interest credited rates drove an increase in interest credited expenses. However, the crediting rate on certain long-duration insurance contracts decreased, which increased operating earnings. The changes in market factors discussed above resulted in an $11 million increase in operating earnings.
Underwriting. Favorable prior period development, current period utilization and the impact of pricing actions in our dental business, as well as favorable claims experience in our group disability and accident & health businesses was partially offset by unfavorable claims experience in our individual disability business, which resulted in a $58 million increase in operating earnings. Unfavorable mortality in the current period, mainly due to both higher incidence and severity in our term life, AD&D and universal life businesses resulted in a $35 million decrease in operating earnings. Favorable mortality from our pension risk transfer business, partially offset by less favorable mortality in our specialized life insurance and income annuities businesses, increased operating earnings by $13 million. In our Property & Casualty business, non-catastrophe claim costs increased by $15 million, the result of higher auto-related severities as well as higher homeowner-related frequencies, partially offset by lower auto-related frequencies. In addition, lower catastrophe losses of $7 million, as well as additional favorable development of prior year non-catastrophe losses of $3 million, increased operating earnings.

Asia
Business Overview. Sales for the three months ended June 30, 2017 decreased compared to the prior period primarily driven by management actions taken to improve product value in the region as well as regulatory changes and repricing in Korea and Hong Kong. This decline in sales was partially offset by higher sales in emerging markets, mainly in China, driven by a larger agency force and the successful launch of our whole life critical illness product.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Operating revenues
Premiums	$1,659	$1,681	$3,367	$3,339
Universal life and investment-type product policy fees	375	370	741	720
Net investment income	729	678	1,431	1,296
Other revenues	11	16	21	33
Total operating revenues	2,774	2,745	5,560	5,388
Operating expenses
Policyholder benefits and claims and policyholder dividends	1,247	1,324	2,562	2,560
Interest credited to policyholder account balances	333	324	654	643
Capitalization of DAC	(428)	(426)	(848)	(811)
Amortization of DAC and VOBA	290	304	581	590
Amortization of negative VOBA	(30)	(57)	(67)	(121)
Other operating expenses	895	877	1,770	1,728
Total operating expenses	2,307	2,346	4,652	4,589
Provision for income tax expense (benefit)	157	140	303	235
Operating earnings	$310	$259	$605	$564
Three Months Ended June 30, 2017 Compared with the Three Months Ended June 30, 2016
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. The impact of changes in foreign currency exchange rates decreased operating earnings by $3 million for the second quarter of 2017 compared to the prior period, primarily due to the weakening of the Japanese yen against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Asia’s premiums, fees and other revenues increased over the prior period mainly driven by growth in our foreign currency-denominated life and accident & health businesses in Japan. Changes in premiums for these businesses were partially offset by related changes in policyholder benefits. In addition, growth in Hong Kong and China resulted in higher variable costs. Positive net flows in Japan and Korea resulted in higher average invested assets, which improved net investment income. The combined impact of the items discussed above improved operating earnings by $21 million.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment returns were favorably impacted by higher returns on other limited partnership interests, driven by improvements in equity market performance. This increase was offset by the unfavorable impact of lower interest rates on fixed maturity securities in Japan. The decrease in returns from lower interest rates in Japan was partially offset by the favorable impact of increased sales of foreign currency-denominated fixed annuities in Japan, primarily in its Australian currency-denominated portfolio, which drove an increase in higher yielding foreign currency-denominated fixed maturity securities. The combined impact of the items discussed above did not result in a significant increase in operating earnings.
Underwriting and Other Insurance Adjustments. Higher lapses and claims in Japan, partially offset by favorable claims experience in other countries, decreased operating earnings by $14 million. Our results for the current period include a $12 million favorable refinement to a $44 million charge in the prior period related to reinsurance receivables in Australia, resulting in a $56 million increase in operating earnings.

Expenses and Taxes. Higher expenses, primarily driven by project costs and an increase in corporate overhead costs, reduced operating earnings by $13 million. Our current and prior period results include charges of $17 million and $26 million, respectively, related to a U.S. tax on dividends from our Japan operations.
Six Months Ended June 30, 2017 Compared with the Six Months Ended June 30, 2016
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. The impact of changes in foreign currency exchange rates increased operating earnings by $3 million for the first half of 2017 compared to the prior period, primarily due to the strengthening of the Korean won against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Asia’s premiums, fees and other revenues increased over the prior period mainly driven by growth in our foreign currency-denominated life and accident & health businesses in Japan as well as our group insurance business in Australia. Changes in premiums for these businesses were partially offset by related changes in policyholder benefits. In addition, growth in Hong Kong and China resulted in higher variable costs. Positive net flows in Japan and Korea resulted in higher average invested assets, which improved net investment income. The combined impact of the items discussed above improved operating earnings by $42 million.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment returns were favorably impacted by higher returns on other limited partnership interests, driven by improvements in equity market performance and a real estate lease termination fee. These increases were partially offset by the unfavorable impact of lower interest rates on fixed maturity securities in Japan. The decrease in returns from lower interest rates in Japan was partially offset by the favorable impact of increased sales of foreign currency-denominated fixed annuities in Japan, primarily in its Australian currency-denominated portfolio, which drove an increase in higher yielding foreign currency-denominated fixed maturity securities. The combined impact of the items discussed above increased operating earnings by $11 million.
Underwriting and Other Insurance Adjustments. Higher lapses and claims in Japan, as well as a product mix change in Hong Kong, partially offset by favorable claims experience in other countries, decreased operating earnings by $26 million. Refinements to certain insurance assets and liabilities, which were recorded in both periods, resulted in a $41 million increase in operating earnings, which includes a $12 million favorable refinement in the current period to a $44 million charge in the prior period related to reinsurance receivables in Australia.
Expenses and Taxes. Expenses declined slightly as decreases in headcount, corporate overhead and consulting costs were almost entirely offset by higher project costs. Current and prior period results include charges of $36 million and $26 million, respectively, related to a U.S. tax on dividends from our Japan operations. Prior period results also include a tax benefit of $20 million related to a change in the corporate tax rate in Japan that pertains to periods prior to 2016.

Latin America
Business Overview. Total sales for Latin America for the three months ended June 30, 2017 decreased compared to the prior period, primarily due to a large contract in Mexico in the prior period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Operating revenues
Premiums	$645	$631	$1,292	$1,232
Universal life and investment-type product policy fees	275	269	535	537
Net investment income	289	243	592	498
Other revenues	8	8	17	15
Total operating revenues	1,217	1,151	2,436	2,282
Operating expenses
Policyholder benefits and claims and policyholder dividends	596	583	1,229	1,133
Interest credited to policyholder account balances	94	84	176	164
Capitalization of DAC	(88)	(80)	(170)	(153)
Amortization of DAC and VOBA	68	66	146	129
Interest expense on debt	2	—	3	—
Other operating expenses	357	323	683	633
Total operating expenses	1,029	976	2,067	1,906
Provision for income tax expense (benefit)	34	38	72	88
Operating earnings	$154	$137	$297	$288
Three Months Ended June 30, 2017 Compared with the Three Months Ended June 30, 2016
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. The impact of changes in foreign currency exchange rates slightly decreased operating earnings for the second quarter of 2017 compared to the prior period mainly due to the weakening of the Mexican and Argentinean pesos against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Latin America experienced growth across several lines of business within Mexico and Chile. This growth resulted in increased premiums and policy fee income which was partially offset by related changes in policyholder benefits. Positive net flows, primarily from Mexico, Chile and Argentina, resulted in an increase in average invested assets and generated higher net investment income. This was partially offset by an increase in interest credited expense on certain insurance liabilities. Business growth also drove increases in operating expenses and commissions, which were largely offset by higher DAC capitalization. The items discussed above resulted in a $39 million increase in operating earnings.
Market Factors. Changes in market factors resulted in a $5 million decrease in operating earnings as higher interest credited expenses were largely offset by higher investment yields. The increase in investment yields was primarily driven by higher returns on fixed income securities in Chile and Mexico, as well as higher mortgage loan income in Mexico, partially offset by lower returns on alternative investments in Chile.
Underwriting and Other Insurance Adjustments. Unfavorable underwriting resulted in a $13 million decrease to operating earnings driven by higher claims experience in Mexico. In addition, refinements to certain insurance liabilities and other adjustments in both the current and prior periods resulted in a $3 million increase to operating earnings.
Expenses and Taxes. Higher expenses, primarily driven by employee-related and marketing costs, decreased operating earnings by $16 million as compared to the prior period. Operating earnings increased by $9 million as a result of a $6 million tax benefit due to changes in the valuation of the peso in Argentina and other tax-related items.
Six Months Ended June 30, 2017 Compared with the Six Months Ended June 30, 2016
Unless otherwise stated, all amounts discussed below are net of income tax.

Foreign Currency. The impact of changes in foreign currency exchange rates decreased operating earnings by $11 million for the first half of 2017 compared to the prior period mainly due to the weakening of the Mexican and Argentinean pesos against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Latin America experienced growth across several lines of business within Mexico and Chile. This growth resulted in increased premiums and policy fee income which was partially offset by related changes in policyholder benefits. Positive net flows, primarily from Mexico and Chile, resulted in an increase in average invested assets and generated higher net investment income. This was partially offset by an increase in interest credited expense on certain insurance liabilities. Business growth also drove an increase in operating expenses and commissions, which were largely offset by higher DAC capitalization. The items discussed above resulted in a $50 million increase in operating earnings.
Market Factors. Changes in market factors resulted in a $12 million increase in operating earnings primarily due to higher investment yields. The increase in investment yields was primarily driven by higher returns on fixed income securities in Chile and higher mortgage loan income in Mexico. These increases were partially offset by higher interest credited expenses and lower yields on fixed income securities in Argentina.
Underwriting and Other Insurance Adjustments. Unfavorable underwriting resulted in a $30 million decrease to operating earnings driven by higher claims experience in Mexico. In addition, refinements to certain insurance liabilities, primarily in the ProVida pension business, and other adjustments in both the current and prior periods resulted in a $9 million decrease to operating earnings.
Expenses and Taxes. Higher expenses, primarily driven by employee-related and marketing costs, decreased operating earnings by $21 million as compared to the prior period. In the first quarter of 2016, our Chilean business incurred a tax charge of $10 million as a result of tax reform legislation in Chile that pertains to periods prior to 2016. Our results for the current period include a $9 million tax benefit related to the settlement of a tax audit in Argentina. This was offset by a $9 million tax charge for changes in the valuation of the peso in Argentina in both periods. Other tax-related items in both periods resulted in a $5 million increase in operating earnings.
EMEA
Business Overview. Sales for the three months ended June 30, 2017 decreased from the prior period due to the recently exited Wealth Management business in the U.K. and strong prior period sales in the Gulf and Poland, partially offset by growth in Turkey and several European markets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Operating revenues
Premiums	$505	$519	$1,007	$1,019
Universal life and investment-type product policy fees	92	95	187	190
Net investment income	78	83	152	163
Other revenues	28	19	45	39
Total operating revenues	703	716	1,391	1,411
Operating expenses
Policyholder benefits and claims and policyholder dividends	270	283	539	544
Interest credited to policyholder account balances	25	30	49	59
Capitalization of DAC	(100)	(106)	(192)	(207)
Amortization of DAC and VOBA	95	103	182	205
Amortization of negative VOBA	(5)	(4)	(8)	(7)
Other operating expenses	332	336	648	669
Total operating expenses	617	642	1,218	1,263
Provision for income tax expense (benefit)	14	10	26	21
Operating earnings	$72	$64	$147	$127

Three Months Ended June 30, 2017 Compared with the Three Months Ended June 30, 2016
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. The impact of changes in foreign currency exchange rates reduced operating earnings by $6 million for the second quarter of 2017 compared to the prior period, primarily driven by the strengthening of the U.S. dollar against the Egyptian pound and Turkish lira. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Growth across several European markets and in our accident & health and credit life businesses in Turkey, partially offset by lower premium persistency in our employee benefits business in the Gulf, increased operating earnings by $2 million.
Underwriting. Favorable underwriting across several European markets, including in our accident & health business in Greece, partially offset by unfavorable underwriting in our accident & health, credit and employee benefits businesses in the Middle East, increased operating earnings by $4 million.
Expenses. Operating expenses decreased by $8 million due to timing and expense discipline across the region, as well as enterprise-wide initiatives taken by the Company.
Six Months Ended June 30, 2017 Compared with the Six Months Ended June 30, 2016
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. The impact of changes in foreign currency exchange rates reduced operating earnings by $13 million for the first half of 2017 compared to the prior period, primarily driven by the strengthening of the U.S. dollar against the Egyptian pound and Turkish lira. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Growth across several European markets and in our accident & health and credit life businesses in Turkey, partially offset by lower premium persistency in our employee benefits business in the Gulf, increased operating earnings by $10 million.
Underwriting. Favorable underwriting across several European markets, including in our accident & health business in Greece, partially offset by unfavorable underwriting in our accident & health, credit and employee benefits businesses in the Middle East, increased operating earnings by $5 million.
Expenses. Operating expenses decreased by $16 million due to timing and expense discipline across the region, as well as enterprise-wide initiatives taken by the Company.
Taxes and Other. Lower effective tax rates along with a number of small items across many countries resulted in a $4 million increase to operating earnings. This was largely offset by a $3 million prior period benefit following the cancellation of a distribution agreement with one of our bancassurance partners.

MetLife Holdings
Business Overview. As a result of the planned Separation and the U.S. Retail Advisor Force Divestiture, we have discontinued the marketing of life and annuity products in this segment, which has led to lower sales for the three months ended June 30, 2017 compared to the prior period. This will result in a declining DAC asset over time and we anticipate an average decline in premiums, fees and other revenues of approximately 5% per year from expected business run-off. The impact of recapturing certain agreements in both periods, in connection with the Separation, had a material impact on our results. A significant portion of our operating earnings is driven by separate account balances. Most directly, these balances determine asset-based fee income but they also impact DAC amortization and asset-based commissions. Separate account balances are driven by sales, movements in the market, surrenders, withdrawals, benefit payments, transfers and policy charges. Separate account balances increased due to equity market performance, partially offset by the impact of negative net flows, as benefits, surrenders and withdrawals exceeded sales. Although we have discontinued selling our long-term care product, we continue to collect premiums and administer the existing block of business, which contributed to asset growth in the segment, and we expect the related reserves to grow as this block matures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Operating revenues
Premiums	$1,022	$1,122	$2,081	$2,219
Universal life and investment-type product policy fees	345	361	707	716
Net investment income	1,401	1,477	2,842	2,952
Other revenues	37	203	133	407
Total operating revenues	2,805	3,163	5,763	6,294
Operating expenses
Policyholder benefits and claims and policyholder dividends	1,720	1,927	3,456	3,750
Interest credited to policyholder account balances	255	261	512	519
Capitalization of DAC	(23)	(96)	(57)	(196)
Amortization of DAC and VOBA	139	269	213	417
Interest expense on debt	5	14	20	28
Other operating expenses	370	864	710	1,460
Total operating expenses	2,466	3,239	4,854	5,978
Provision for income tax expense (benefit)	104	(43)	289	82
Operating earnings	$235	$(33)	$620	$234
Three Months Ended June 30, 2017 Compared with the Three Months Ended June 30, 2016
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. Lower net investment income, resulting from a reduced invested asset base, decreased operating earnings. The reduced asset base is primarily the result of the recapture of certain affiliated assumed single-premium deferred annuity reinsurance agreements with the Brighthouse Financial segment in 2016. This decline was partially offset by net asset growth in our long-term care and life businesses. Consistent with this asset growth, interest credited on insurance liabilities increased. In our deferred annuities business, negative net flows contributed to a decrease in average separate account balances, and consequently, asset based-fee income. The discontinuance of an affiliated distribution agreement in the current period, resulting from the planned Separation, also contributed to the decline in variable annuity fee income. In our life business, a decrease in universal life sales resulted in lower fee income, decreasing operating earnings. The combined impact of the items discussed above resulted in a $75 million decrease in operating earnings.

Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased primarily due to declines in prepayment fees and derivative income, partially offset by higher returns on private equities driven by improvements in equity market performance. In our deferred annuity business, higher equity returns drove an increase in average separate account balances which resulted in higher asset-based fee income. Operating earnings decreased due to higher DAC amortization. The changes in market factors discussed above resulted in a $20 million decrease in operating earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Favorable mortality in our life businesses, partially offset by unfavorable claims experience in our long-term care business, resulted in a $14 million increase in operating earnings. The impact of the 2016 annual variable annuity actuarial assumption review resulted in an increase of $24 million in net operating earnings and was primarily related to an unlocking of DAC, which was unfavorable in the prior period. Refinements to DAC and certain insurance-related liabilities that were recorded in both periods resulted in a $36 million increase in operating earnings, which includes a current period net unfavorable impact from an affiliated life reinsurance recapture and a prior period unfavorable reserve adjustment resulting from modeling improvements in the reserving process in our universal life business.
Expenses. Operating earnings increased by $69 million as a result of lower expenses, primarily due to lower costs as a result of the U.S. Retail Advisor Force Divestiture, partially offset by Separation-related costs.
Other. In connection with the planned Separation, annuities reinsurance activity with affiliates, that are included in the Brighthouse Financial segment, increased operating earnings by $212 million. This favorable impact was primarily due to the recapture in 2016 of certain single-premium deferred annuity reinsurance agreements, the net unfavorable impact of recaptures and refinements in 2017 of certain variable annuity reinsurance agreements and lower DAC amortization. Favorable results from our reinsurance agreement with our former operating joint venture in Japan resulted in an $11 million increase in operating earnings.
Six Months Ended June 30, 2017 Compared with the Six Months Ended June 30, 2016
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. Lower net investment income, resulting from a reduced invested asset base, decreased operating earnings. The reduced asset base is primarily the result of the recapture of certain affiliated assumed single-premium deferred annuity reinsurance agreements with the Brighthouse Financial segment in 2016. This decline was partially offset by net asset growth in our long-term care and life businesses. Consistent with this asset growth, interest credited on insurance liabilities increased. In our deferred annuities business, negative net flows contributed to a decrease in average separate account balances, and consequently, asset based-fee income. The discontinuance of an affiliated distribution agreement, resulting from the planned Separation, also contributed to the decline in variable annuity fee income. Operating earnings also decreased due to higher DAC amortization. In our life business, a decrease in universal life sales resulted in lower fee income, decreasing operating earnings. The combined impact of the items discussed above resulted in a $148 million decrease in operating earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased primarily due to declines in prepayment fees and derivative income which was partially offset by higher returns on other limited partnership interests, driven by improvements in equity market performance. In our deferred annuity business, higher equity returns drove an increase in average separate account balances which resulted in higher asset-based fee income. Operating earnings increased due to declines in DAC amortization. The changes in market factors discussed above resulted in a $16 million increase in operating earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Favorable mortality in our life businesses, partially offset by unfavorable claims experience in our long-term care business, resulted in a $20 million increase in operating earnings. The impact of the 2016 annual variable annuity actuarial assumption review resulted in an increase of $24 million in net operating earnings and was primarily related to an unlocking of DAC, which was unfavorable in the prior period. Refinements to DAC and certain insurance-related liabilities that were recorded in both periods resulted in a $108 million increase in operating earnings. This includes favorable current period refinements of (i) a $36 million DAC adjustment related to certain participating whole life business assumed from affiliates, one of which is included in the Brighthouse Financial segment; and (ii) a $34 million reserve adjustment resulting from modeling improvements in the reserving process in our life businesses. This also includes a current period net unfavorable impact from an affiliated life reinsurance recapture and an unfavorable prior period refinement of $30 million resulting from modeling improvements in the reserving process in our universal life business.

Expenses. Operating earnings increased by $103 million as a result of lower expenses, primarily due to lower costs as a result of the U.S. Retail Advisor Force Divestiture, partially offset by Separation-related costs.
Other. In connection with the planned Separation, annuities reinsurance activity with affiliates, that are included in the Brighthouse Financial segment, increased operating earnings by $254 million. This favorable impact was primarily due to the recapture in 2016 of certain single-premium deferred annuity reinsurance agreements, and the elimination of interest credited payments on the related reinsurance payable, as well as lower DAC amortization. This increase was partially offset by the net unfavorable impact in the current period from the recapture and novation of, as well as refinements to, assumed and ceded agreements with affiliates covering certain variable annuity business. Favorable results from our reinsurance agreement with our former operating joint venture in Japan resulted in a $14 million increase in operating earnings.

Brighthouse Financial
Business Overview. While sales of our index-linked annuities increased 28%, overall annuity sales decreased by 8% for the three months ended June 30, 2017, compared to the prior period. In addition, life sales decreased 64%, driven by significant decreases in term life and whole life. These declines were primarily due to the U.S. Retail Advisor Force Divestiture in 2016 and our discontinuance of new sales of whole life and certain term life products in the first quarter of 2017.
In our annuities business, average separate account balances were slightly higher as favorable equity market performance in the current period was mostly offset by the impact of continued negative net flows, which were higher in the current period compared to the prior period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Operating revenues
Premiums	$217	$280	$394	$673
Universal life and investment-type product policy fees	885	861	1,769	1,719
Net investment income	791	870	1,649	1,683
Other revenues	162	346	236	432
Total operating revenues	2,055	2,357	4,048	4,507
Operating expenses
Policyholder benefits and claims and policyholder dividends	654	1,008	1,285	1,711
Interest credited to policyholder account balances	283	291	558	580
Capitalization of DAC	(63)	(83)	(130)	(185)
Amortization of DAC and VOBA	136	152	336	314
Interest expense on debt	26	32	58	64
Other operating expenses	647	555	1,259	1,179
Total operating expenses	1,683	1,955	3,366	3,663
Provision for income tax expense (benefit)	89	105	155	220
Operating earnings	$283	$297	$527	$624
Three Months Ended June 30, 2017 Compared with the Three Months Ended June 30, 2016
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. A $39 million decrease in operating earnings was primarily due to lower asset-based fees and lower net investment income. Negative net flows in our variable annuity business resulted in lower average separate account balances which decreased asset-based fees. The decrease in net investment income was driven by a lower invested asset base resulting from continued funding agreement repayments in our run-off business, which was partially offset by the impacts from positive general account net flows in our annuities and life businesses and, to a lesser extent, the 2016 recapture (from an affiliate included in the MetLife Holdings segment) of ceded reinsurance agreements covering certain single-premium deferred annuity contracts. In addition, higher DAC amortization contributed to the decrease in operating earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. These market factors resulted in a $15 million increase in operating earnings, primarily due to an increase in asset-based fees and lower costs associated with our variable annuity guaranteed minimum death benefits (“GMDBs”), partially offset by lower net investment income. Favorable equity market performance in the current period drove higher separate account returns, resulting in the increase in asset-based fees. Net investment income decreased primarily due to lower income on derivatives, lower mortgage prepayment fees, and lower earnings on our securities lending program primarily the result of lower margins due to the impact of a flatter yield curve. These unfavorable yield impacts were partially offset by higher returns on private equities, driven by favorable equity market performance, as well as higher returns on real estate joint ventures.

Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Unfavorable mortality experience, primarily in our traditional and universal life businesses, decreased operating earnings by $32 million. Operating earnings increased by$134 million due to unfavorable DAC unlockings recognized in the prior period in connection with the variable annuity actuarial assumption review. Refinements to DAC and certain insurance-related liabilities resulted in an increase in operating earnings of $164 million. This increase was primarily driven by an unfavorable reserve adjustment of $171 million recognized in the prior period resulting from modeling improvements in the reserving process in our universal life business, partially offset by an increase of $38 million in insurance-related liabilities from the on-going impact from no longer being able to aggregate our universal life business for loss recognition testing since the Company’s reorganization of its businesses in the third quarter of 2016 and a current period net favorable impact from an affiliated life reinsurance recapture.
Expenses and Taxes. Higher expenses decreased operating earnings by $31 million, primarily due to system implementation and branding costs in preparation for the Separation, which were partially offset by lower net operational expenses as a result of the U.S. Retail Advisor Force Divestiture. In the current period, we realized higher tax benefits of $6 million primarily related to the separate account dividends received deduction.
Other. In connection with the planned Separation, annuities reinsurance activity with an affiliate, that is included in the MetLife Holdings segment, decreased operating earnings by $212 million, primarily due to the favorable recapture settlement and the recovery of DAC recognized in the prior period in connection with the recapture of certain ceded single-premium deferred annuity reinsurance agreements, partially offset by a net favorable impact in the current period from recaptures and refinements of certain variable annuity reinsurance agreements. Certain capital management transactions undertaken in preparation for the Separation resulted in a decrease in operating earnings of $20 million, primarily recognized in net investment income. In the current period, certain collateral and reinsurance financing arrangements were terminated in connection with the formation of a new captive reinsurance entity which reduced our invested asset base and lowered net investment income. This decrease in the invested asset base was partially offset by the receipt of proceeds from the issuance of senior notes in June 2017.
Six Months Ended June 30, 2017 Compared with the Six Months Ended June 30, 2016
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. Operating earnings were essentially unchanged as lower policyholder benefits and claims and higher net investment income were mostly offset by lower asset-based fees. Policyholder benefits and claims declined primarily due to the impact from the recapture of reinsurance agreements for certain par whole life policies which occurred in the fourth quarter of 2016. Net investment income increased primarily due to positive general account net flows in our annuities and life businesses and, to a lesser extent, the 2016 recapture (from an affiliate included in the MetLife Holdings segment) of ceded reinsurance agreements covering certain single-premium deferred annuity contracts, which were partially offset by the impact of continued repayments of funding agreements in our run-off business. Negative net flows in our variable annuity business resulted in lower average separate account balances which decreased asset-based fees.
Market Factors. Market factors, including interest rate levels, variability in equity market returns and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. These market factors resulted in a $56 million increase in operating earnings, primarily due to an increase in asset-based fees and lower costs associated with our variable annuity GMDBs, partially offset by lower net investment income. Favorable equity market performance in the current period drove higher separate account returns, resulting in the increase in asset-based fees. Net investment income decreased primarily due to lower prepayment fees, lower yields on mortgage loans, a decrease in derivative income and lower earnings on our securities lending program, primarily the result of lower margins due to the impact of a flatter yield curve. These unfavorable impacts were partially offset by higher returns on other limited partnership interests, driven by favorable equity market performance, increased yields on fixed maturity securities and higher returns on real estate joint ventures.

Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Unfavorable mortality experience, primarily in our traditional and universal life businesses, decreased operating earnings by $69 million. Operating earnings increased by $134 million due to unfavorable DAC unlockings recognized in the prior period in connection with the variable annuity actuarial assumption review. Refinements to DAC and certain insurance-related liabilities resulted in an increase in operating earnings of $75 million, which includes an unfavorable reserve adjustment of $171 million recognized in the prior period resulting from modeling improvements in the reserving process in our universal life business. This increase was partially offset by (i) a $77 million increase in insurance-related liabilities from the on-going impact from no longer being able to aggregate our universal life business for loss recognition testing since the Company’s reorganization of its businesses in the third quarter of 2016, (ii) a $20 million an increase in insurance-related liabilities from additional loss recognition on our universal life business in the current period, (iii) a $32 million DAC adjustment mostly related to participating whole life business ceded to an affiliate included in the MetLife Holdings segment and (iv) a current period net favorable impact from an affiliated life reinsurance recapture.
Expenses and Taxes. Higher expenses decreased operating earnings by $26 million, primarily due to system implementation and branding costs in preparation for the Separation, which were partially offset by lower net operational expenses as a result of the U.S. Retail Advisor Force Divestiture. In the current period, we realized higher tax benefits of $8 million primarily related to the separate account dividends received deduction.
Other. In connection with the planned Separation, annuities reinsurance activity with an affiliate, that is included in the MetLife Holdings segment, decreased operating earnings by $254 million. This decrease was primarily due to the favorable recapture settlement and the recovery of DAC recognized in the prior period in connection with the recapture of certain ceded single-premium deferred annuity reinsurance agreements and lower interest credited payments in the current period related to the same reinsurance agreements. These decreases were partially offset by a net favorable impact in the current period from the recapture and novation of, as well as refinements to, assumed and ceded agreements with affiliates covering certain variable annuity business. Certain capital management transactions undertaken in preparation for the Separation resulted in a decrease in operating earnings of $20 million, primarily recognized in net investment income. In the current period, certain collateral and reinsurance financing arrangements were terminated in connection with the formation of a new captive reinsurance entity which reduced our invested asset base and lowered net investment income. This decrease in the invested asset base was partially offset by the receipt of proceeds from the issuance of senior notes in June 2017.
Corporate & Other

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Operating revenues
Premiums	$10	$13	$47	$11
Universal life and investment-type product policy fees	(32)	(31)	(63)	(56)
Net investment income	21	(35)	26	(30)
Other revenues	(68)	(301)	(110)	(352)
Total operating revenues	(69)	(354)	(100)	(427)
Operating expenses
Policyholder benefits and claims and policyholder dividends	(15)	(10)	(6)	(36)
Interest credited to policyholder account balances	—	1	—	5
Capitalization of DAC	(3)	(3)	(4)	(7)
Amortization of DAC and VOBA	2	3	3	5
Interest expense on debt	257	254	503	518
Other operating expenses	61	(214)	151	(160)
Total operating expenses	302	31	647	325
Provision for income tax expense (benefit)	(271)	(188)	(554)	(371)
Operating earnings	(100)	(197)	(193)	(381)
Less: Preferred stock dividends	46	46	52	52
Operating earnings available to common shareholders	$(146)	$(243)	$(245)	$(433)

The table below presents operating earnings available to common shareholders by source, net of income tax:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Other business activities	$5	$(3)	$10	$(11)
Other net investment income	14	(23)	17	(19)
Interest expense on debt	(167)	(166)	(327)	(337)
Preferred stock dividends	(46)	(46)	(52)	(52)
Corporate initiatives and projects	(67)	(32)	(99)	(57)
Incremental tax benefit (expense)	142	53	293	107
Other	(27)	(26)	(87)	(64)
Operating earnings available to common shareholders	$(146)	$(243)	$(245)	$(433)
Three Months Ended June 30, 2017 Compared with the Three Months Ended June 30, 2016
Unless otherwise stated, all amounts discussed below are net of income tax.
Other Business Activities. Operating earnings from other business activities increased $8 million. This was primarily related to improved results from our start-up operations.
Other Net Investment Income. Other net investment income increased by $37 million primarily driven by higher income on derivatives, mortgage loans, real estate and real estate joint ventures. In addition, a decrease in the amount credited to the segments due to both a reduction in the crediting rate and the amount of economic capital managed by Corporate & Other on their behalf also increased operating earnings.
Corporate Initiatives and Projects. Expenses associated with corporate initiatives and projects increased by $35 million, primarily due to higher costs associated with enterprise-wide initiatives taken by the Company, primarily related to lease impairments and costs related to its unit cost initiative.
Incremental Tax Benefit. Corporate & Other benefits from the impact of certain permanent tax preferenced items, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rate differs from the U.S. statutory rate of 35%. In the current period, we had tax-related benefits of $27 million related to an audit settlement, including interest, and higher utilization of tax preferenced investments, which increased our operating earnings by $62 million over the prior period.
Six Months Ended June 30, 2017 Compared with the Six Months Ended June 30, 2016
Unless otherwise stated, all amounts discussed below are net of income tax.
Other Business Activities. Operating earnings from other business activities increased $21 million. This was primarily related to improved results from our start-up operations.
Other Net Investment Income. Other net investment income increased by $36 million primarily driven by higher income on derivatives, mortgage loans, real estate and real estate joint ventures. In addition, a decrease in the amount credited to the segments due to both a reduction in the crediting rate and the amount of economic capital managed by Corporate & Other on their behalf also increased operating earnings.
Interest Expense on Debt. Interest expense on debt decreased by $10 million, mainly due to the maturity of $1.25 billion of senior notes in June 2016.
Corporate Initiatives and Projects. Expenses associated with corporate initiatives and projects increased by $42 million, primarily due to higher costs associated with enterprise-wide initiatives taken by the Company, primarily related to lease impairments and costs related to its unit cost initiative.
Incremental Tax Benefit. Corporate & Other benefits from the impact of certain permanent tax preferenced items, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rate differs from the U.S. statutory rate of 35%. In the current period, we had tax-related benefits of $27 million related to an audit settlement, including interest, and higher utilization of tax preferenced investments, which increased our operating earnings by $159 million over the prior period.

Other. The current period includes expenses incurred related to the guaranty fund assessment for Penn Treaty and an increase in litigation reserves, resulting in a $44 million decrease in operating earnings. This was partially offset by a $32 million increase in operating earnings resulting from net adjustments to certain reinsurance assets and liabilities in both periods, partially offset by a decline in other corporate expenses of $12 million.

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

We manage investment risk through in-house fundamental credit analysis of the underlying obligors, issuers, transaction structures and real estate properties. We also manage credit risk, market valuation risk and liquidity risk through industry and issuer diversification and asset allocation. Risk limits to promote diversification by asset sector, avoid concentrations in any single issuer and limit overall aggregate credit and equity risk exposure, as measured by our economic capital framework, are approved annually by a committee of directors that oversees our investment portfolio. For real estate assets, we manage credit risk and market valuation risk through geographic, property type and product type diversification and asset allocation. We manage interest rate risk as part of our ALM strategies. These strategies include maintaining an investment portfolio with diversified maturities that has a weighted average duration that reflects the duration of our estimated liability cash flow profile, and utilizing product design, such as the use of market value adjustment features and surrender charges, to manage interest rate risk. We also manage interest rate risk through proactive monitoring and management of certain non-guaranteed elements of our products, such as the resetting of credited interest and dividend rates for policies that permit such adjustments. In addition to hedging with foreign currency derivatives, we manage currency risk by matching much of our foreign currency liabilities in our foreign subsidiaries with their respective foreign currency assets, thereby reducing our risk to foreign currency exchange rate fluctuation. We also use certain derivatives in the management of credit, interest rate and market valuation risk.
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
As a global insurance company, we are affected by the monetary policy of central banks around the world. See “— Industry Trends — Financial and Economic Environment” for further information on such measures, as well as for information regarding actions taken by Japan’s central government and the Bank of Japan to boost inflation expectations and achieve sustainable economic growth in Japan. See also “— Industry Trends — Impact of a Sustained Low Interest Rate Environment” for information regarding the June 2017 action taken by the FOMC to raise the federal funds rate. The Federal Reserve may take further actions to influence interest rates in the future, which may have an impact on the pricing levels of risk-bearing investments and may adversely impact the level of product sales.
European Investments
We maintain general account investments in Europe to support our insurance operations and related policyholder liabilities in these countries and certain of our non-European operations invest in Europe for diversification. In Europe, we have proactively mitigated risk in both direct and indirect exposures by investing in a diversified portfolio of high quality investments with a focus on the higher-rated countries, including the U.K., Germany, France, the Netherlands, Poland, Norway and Sweden. The sovereign debt of these countries continues to maintain investment grade credit ratings from all major rating agencies. Our European fixed maturity and perpetual hybrid securities classified as non-redeemable preferred stock are invested in a diversified portfolio of primarily non-financial services securities. At June 30, 2017, our exposure to such securities in Europe totaled $41.4 billion, at estimated fair value, of which $8.8 billion was in sovereign fixed maturity securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment — European Investments” included in the 2016 Annual Report for further information.
Selected Country and Sector Investments
Recent elevated levels of market volatility have affected the performance of various asset classes. Contributing factors include concerns about global economic conditions and capital markets; lower energy and oil prices impacting the energy sector and recent country specific volatility due to local economic and/or political concerns has affected the performance of certain of our investments. See “— Industry Trends — Financial and Economic Environment.”
We have exposure to such volatility, as we maintain general account investments in the U.K., Mexico, Italy, Turkey and Puerto Rico to support our insurance operations and related policyholder liabilities in these countries; and we also have exposure through our global portfolio diversification. Our exposure to sovereign fixed maturity securities and total fixed maturity securities of the U.K., Mexico, Italy, Turkey and Puerto Rico totaled $5.0 billion and $21.5 billion, at estimated fair value, respectively, at June 30, 2017. Our exposure to Puerto Rico political subdivision fixed maturities is in the form of revenue bonds and we have no general obligation bonds. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment — Selected Country Investments” included in the 2016 Annual Report for further information by country.
There has been an increased focus on energy sector investments as a result of lower energy and oil prices. Our net exposure to energy sector fixed maturity securities was $10.3 billion (comprised of fixed maturity securities of $10.2 billion at estimated fair value and related net written credit default swaps of $75 million at notional value), of which 84% were investment grade, with unrealized gains of $651 million at June 30, 2017.

We manage direct and indirect investment exposure in the selected countries and the energy sector through fundamental credit analysis and we continually monitor and adjust our level of investment exposure. We do not expect that our general account investments in these countries and the energy sector will have a material adverse effect on our results of operations or financial condition.
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
Investment Portfolio Results
The following yield table presents the yield and net investment income, as reported on an operating basis, for our investment portfolio for the periods indicated. Yields are calculated using net investment income, as reported on an operating basis which is not adjusted for the impact of changes in foreign currency exchange rates. This yield table presentation is consistent with how we measure our investment performance for management purposes, and we believe it enhances understanding of our investment portfolio results.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017		2016		2017		2016
	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount
	(Dollars in millions)
Fixed maturity securities (2), (3)	4.29%	$3,402	4.40%	$3,539	4.32%	$6,816	4.41%	$7,167
Mortgage loans (3)	4.52%	869	4.94%	851	4.50%	1,714	4.81%	1,658
Real estate and real estate joint ventures	3.94%	93	2.84%	63	3.81%	178	3.11%	139
Policy loans	5.28%	146	5.24%	147	5.25%	291	5.21%	296
Equity securities	4.74%	35	4.55%	33	4.83%	69	4.78%	70
Other limited partnership interests	14.23%	243	6.86%	120	15.87%	540	4.78%	166
Cash and short-term investments	1.27%	39	1.23%	31	1.17%	76	1.10%	56
Other invested assets		204		247		499		518
Investment income	4.55%	5,031	4.61%	5,031	4.62%	10,183	4.58%	10,070
Investment fees and expenses	(0.13)%	(147)	(0.14)%	(150)	(0.14)%	(304)	(0.15)%	(317)
Net investment income including divested businesses and lag elimination (4)	4.42%	4,884	4.47%	4,881	4.48%	9,879	4.43%	9,753
Less: net investment income from divested businesses and lag elimination (4), (5)		—		—		—		(166)
Net investment income, as reported on an operating basis (4)		$4,884		$4,881		$9,879		$9,587
__________________

(1)
Yields are calculated as investment income as a percent of average quarterly asset carrying values. Investment income excludes recognized gains and losses. Asset carrying values exclude unrealized gains (losses), collateral received in connection with our securities lending program, freestanding derivative assets, collateral received from derivative counterparties, the effects of consolidating certain variable interest entities (“VIEs”) under GAAP that are treated as consolidated securitization entities and contractholder-directed unit-linked investments. A yield is not presented for other invested assets, as it is not considered a meaningful measure of performance for this asset class.

(2)
Investment income includes amounts from FVO securities of $16 million and $45 million for the three months and six months ended June 30, 2017, respectively, and $10 million and $16 million for the three months and six months ended June 30, 2016, respectively.

(3)	Investment income from fixed maturity securities and mortgage loans includes prepayment fees.

(4)
See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information, as well as for a reconciliation of net investment income, as reported on an operating basis to the most directly comparable GAAP financial measure.

(5)	The amount of $166 million for the six months ended June 30, 2016, relates to the impact of converting the Company’s Japan operations to calendar year-end reporting.
See “— Results of Operations — Consolidated Results — Three Months Ended June 30, 2017 Compared with the Three Months Ended June 30, 2016” and “— Results of Operations — Consolidated Results — Six Months Ended June 30, 2017 Compared with the Six Months Ended June 30, 2016” for an analysis of the period over period changes in net investment income, as reported on an operating basis.
Fixed Maturity and Equity Securities AFS
The following table presents fixed maturity and equity securities available-for-sale (“AFS”) by type (public or private) and information about perpetual and redeemable securities held at:

	June 30, 2017		December 31, 2016
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities
Publicly-traded	$309,201	84.9%	$298,604	85.1%
Privately-placed	54,883	15.1	52,285	14.9
Total fixed maturity securities	$364,084	100.0%	$350,889	100.0%
Percentage of cash and invested assets	68.5%		67.7%
Equity securities
Publicly-traded	$2,288	67.0%	$2,066	64.7%
Privately-held	1,127	33.0	1,128	35.3
Total equity securities	$3,415	100.0%	$3,194	100.0%
Percentage of cash and invested assets	0.6%		0.6%
Perpetual securities included within fixed maturity and equity securities AFS	$575		$599
Redeemable preferred stock with a stated maturity included within fixed maturity securities AFS	$642		$1,080
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
In connection with our investment management business, we manage privately-placed and infrastructure fixed maturity securities on behalf of institutional clients, which are unaffiliated investors. These privately-placed and infrastructure fixed maturity securities had an estimated fair value of $8.9 billion and $8.0 billion at June 30, 2017 and December 31, 2016, respectively. We also manage below investment grade fixed maturity securities on behalf of institutional clients, which are unaffiliated investors. These fixed maturity securities had an estimated fair value of $314 million and $316 million at June 30, 2017 and December 31, 2016, respectively. As these assets are managed on behalf of, and owned by, our institutional clients, they are not included in our consolidated financial statements.
Also in connection with our investment management business, we manage index investment portfolios that track the return of industry fixed income and equity market indices such as the Barclay’s U.S. Aggregate Bond Index and S&P 500® Index. These assets had an estimated fair value of $27.8 billion and $27.2 billion at June 30, 2017 and December 31, 2016, respectively, and are included within separate account assets in our interim condensed consolidated financial statements.

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

	June 30, 2017
	Fixed Maturity Securities		Equity Securities
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$31,690	8.7%	$1,640	48.0%
Level 2
Independent pricing sources	308,947	84.9	1,077	31.6
Internal matrix pricing or discounted cash flow techniques	2,834	0.8	97	2.8
Significant other observable inputs	311,781	85.7	1,174	34.4
Level 3
Independent pricing sources	15,669	4.3	436	12.8
Internal matrix pricing or discounted cash flow techniques	4,141	1.1	161	4.7
Independent broker quotations	803	0.2	4	0.1
Significant unobservable inputs	20,613	5.6	601	17.6
Total estimated fair value	$364,084	100.0%	$3,415	100.0%
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for the fixed maturity securities and equity securities AFS fair value hierarchy.
The composition of fair value pricing sources for and significant changes in Level 3 securities at June 30, 2017 are as follows:

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

•
During the three months ended June 30, 2017, Level 3 fixed maturity securities decreased by $347 million, or 2%. The decrease was driven by transfers out of Level 3 in excess of transfers into Level 3, partially offset by purchases in excess of sales.

•
During the six months ended June 30, 2017, Level 3 fixed maturity securities decreased by $496 million, or 2%. The decrease was driven by transfers out of Level 3 in excess of transfers into Level 3, partially offset by purchases in excess of sales.

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
The following table presents total fixed maturity securities by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain structured securities, which are presented using the revised NAIC methodologies, as well as the percentage, based on estimated fair value that each NAIC designation is comprised of at:

		June 30, 2017				December 31, 2016
NAIC Designation	NRSRO Rating	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$238,719	$19,725	$258,444	71.0%	$232,875	$16,191	$249,066	71.0%
2	Baa	79,764	5,564	85,328	23.4	77,281	3,816	81,097	23.1
	Subtotal investment grade	318,483	25,289	343,772	94.4	310,156	20,007	330,163	94.1
3	Ba	13,173	626	13,799	3.8	13,885	437	14,322	4.1
4	B	5,511	125	5,636	1.6	5,410	84	5,494	1.6
5	Caa and lower	858	18	876	0.2	895	9	904	0.2
6	In or near default	5	(4)	1	—	8	(2)	6	—
	Subtotal below investment grade	19,547	765	20,312	5.6	20,198	528	20,726	5.9
	Total fixed maturity securities	$338,030	$26,054	$364,084	100.0%	$330,354	$20,535	$350,889	100.0%

The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain structured securities, which are presented using the NAIC methodologies at:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation:	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating:	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(Dollars in millions)
June 30, 2017
U.S. corporate	$45,656	$44,658	$7,561	$3,995	$729	$—	$102,599
U.S. government and agency	59,402	477	—	—	—	—	59,879
Foreign government	52,289	5,399	2,485	897	38	—	61,108
Foreign corporate	23,711	32,838	3,172	699	54	—	60,474
RMBS	37,752	359	336	40	45	—	38,532
State and political subdivision	15,669	510	68	—	7	—	16,254
ABS	12,985	964	177	5	3	1	14,135
CMBS	10,980	123	—	—	—	—	11,103
Total fixed maturity securities	$258,444	$85,328	$13,799	$5,636	$876	$1	$364,084
Percentage of total	71.0%	23.4%	3.8%	1.6%	0.2%	—%	100.0%

December 31, 2016
U.S. corporate	$44,732	$43,063	$8,414	$3,884	$760	$—	$100,853
U.S. government and agency	57,038	485	—	—	—	—	57,523
Foreign government	48,951	5,035	2,230	870	52	—	57,138
Foreign corporate	22,951	30,189	3,141	709	67	—	57,057
RMBS	35,916	707	322	30	13	5	36,993
State and political subdivision	15,575	502	90	—	9	—	16,176
ABS	12,776	971	125	1	3	1	13,877
CMBS	11,127	145	—	—	—	—	11,272
Total fixed maturity securities	$249,066	$81,097	$14,322	$5,494	$904	$6	$350,889
Percentage of total	71.0%	23.1%	4.1%	1.6%	0.2%	—%	100.0%
U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings comprised 2% of total investments at both June 30, 2017 and December 31, 2016. The tables below present our U.S. and foreign corporate securities holdings by industry at:

	June 30, 2017		December 31, 2016
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$49,534	30.4%	$48,109	30.4%
Consumer	37,829	23.2	36,952	23.4
Finance	34,613	21.2	33,431	21.2
Utility	25,127	15.4	23,949	15.2
Communications	13,349	8.2	12,955	8.2
Other	2,621	1.6	2,514	1.6
Total	$163,073	100.0%	$157,910	100.0%

Structured Securities
We held $63.8 billion and $62.1 billion of structured securities, at estimated fair value, at June 30, 2017 and December 31, 2016, respectively, as presented in the RMBS, ABS and commercial mortgage-backed securities (“CMBS”) sections below.
RMBS
The table below presents our RMBS holdings at:

	June 30, 2017			December 31, 2016
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By security type:
Collateralized mortgage obligations	$21,488	55.8%	$1,063	$22,286	60.2%	$624
Pass-through securities	17,044	44.2	114	14,707	39.8	76
Total RMBS	$38,532	100.0%	$1,177	$36,993	100.0%	$700
By risk profile:
Agency	$26,011	67.5%	$440	$23,579	63.7%	$276
Prime	1,796	4.7	105	1,787	4.8	81
Alt-A	5,875	15.2	377	6,527	17.7	180
Sub-prime	4,850	12.6	255	5,100	13.8	163
Total RMBS	$38,532	100.0%	$1,177	$36,993	100.0%	$700
Ratings profile:
Rated Aaa/AAA	$26,611	69.1%		$24,162	65.3%
Designated NAIC 1	$37,752	98.0%		$35,916	97.1%
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
Historically, we have managed our exposure to sub-prime RMBS holdings by focusing primarily on senior tranche securities, stress testing the portfolio with severe loss assumptions and closely monitoring the performance of the portfolio. Our sub-prime RMBS portfolio consists predominantly of securities that were purchased after 2012 at significant discounts to par value and discounts to the expected principal recovery value of these securities. The vast majority of these securities are investment grade under the NAIC designations (e.g., NAIC 1 and NAIC 2). The estimated fair value of our sub-prime RMBS holdings purchased since 2012 was $4.4 billion and $4.6 billion at June 30, 2017 and December 31, 2016, with unrealized gains (losses) of $220 million and $140 million at June 30, 2017 and December 31, 2016, respectively.

ABS
Our ABS holdings are diversified both by collateral type and by issuer. The following table presents our ABS holdings at:

	June 30, 2017			December 31, 2016
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By collateral type:
Collateralized obligations	$6,319	44.7%	$6	$6,866	49.5%	$(42)
Automobile loans	1,253	8.9	3	1,477	10.6	1
Foreign residential loans	1,260	8.9	9	1,256	9.1	8
Student loans	1,155	8.2	(1)	1,144	8.2	(29)
Credit card loans	2,001	14.1	7	1,079	7.8	13
Other loans	2,147	15.2	23	2,055	14.8	6
Total	$14,135	100.0%	$47	$13,877	100.0%	$(43)
Ratings profile:
Rated Aaa/AAA	$7,469	52.8%		$6,811	49.1%
Designated NAIC 1	$12,985	91.9%		$12,776	92.1%

CMBS
Our CMBS holdings are diversified by vintage year. The following tables present our CMBS holdings by NRSRO rating and by vintage year at:

	June 30, 2017
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003 - 2010	$163	$177	$12	$13	$35	$35	$1	$1	$26	$29	$237	$255
2011	446	473	45	48	32	32	—	—	—	—	523	553
2012	387	406	396	409	330	344	8	9	—	—	1,121	1,168
2013	926	985	852	894	419	414	—	—	—	—	2,197	2,293
2014	864	887	852	876	192	196	—	—	—	—	1,908	1,959
2015	2,171	2,202	440	444	200	201	9	9	—	—	2,820	2,856
2016	853	857	127	124	62	62	71	72	—	—	1,113	1,115
2017	434	435	282	283	145	144	41	42	—	—	902	904
Total	$6,244	$6,422	$3,006	$3,091	$1,415	$1,428	$130	$133	$26	$29	$10,821	$11,103
Ratings Distribution		57.8%		27.8%		12.9%		1.2%		0.3%		100.0%

	December 31, 2016
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003 - 2010	$338	$352	$61	$61	$102	$105	$24	$25	$28	$32	$553	$575
2011	458	486	52	54	32	32	—	—	—	—	542	572
2012	403	422	383	394	330	339	9	9	—	—	1,125	1,164
2013	1,000	1,059	846	893	410	397	—	—	—	—	2,256	2,349
2014	972	986	940	952	265	258	—	—	—	—	2,177	2,196
2015	2,373	2,374	460	452	217	216	8	8	—	—	3,058	3,050
2016	1,052	1,043	141	136	58	57	130	130	—	—	1,381	1,366
Total	$6,596	$6,722	$2,883	$2,942	$1,414	$1,404	$171	$172	$28	$32	$11,092	$11,272
Ratings Distribution		59.6%		26.1%		12.5%		1.5%		0.3%		100.0%
The tables above reflect NRSRO ratings including Moody’s Investors Service, S&P, Fitch Ratings and Morningstar, Inc. CMBS designated NAIC 1 were 98.9% and 98.7% of total CMBS at June 30, 2017 and December 31, 2016.
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
Overview of Fixed Maturity and Equity Security OTTI Losses Recognized in Earnings
Impairments of fixed maturity and equity securities were $8 million and $16 million for the three months and six months ended June 30, 2017, respectively, and $30 million and $159 million for the three months and six months ended June 30, 2016, respectively. Impairments of fixed maturity securities were $3 million and $3 million for the three months and six months ended June 30, 2017, respectively, and $14 million and $92 million for the three months and six months ended June 30, 2016, respectively. Impairments of equity securities were $5 million and $13 million for the three months and six months ended June 30, 2017, respectively, and $16 million and $67 million for the three months and six months ended June 30, 2016, respectively.

Credit-related impairments of fixed maturity securities were $3 million and $3 million for the three months and six months ended June 30, 2017, respectively, and $10 million and $81 million for the for the three months and six months ended June 30, 2016, respectively.
Explanations of changes in fixed maturity and equity securities impairments are as follows:
Three months ended June 30, 2017 Compared with the Three months ended June 30, 2016
Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $8 million for the three months ended June 30, 2017, as compared to $30 million for the three months ended June 30, 2016. The most significant decrease in OTTI losses were in U.S. and foreign corporate securities and common stock, which comprised $5 million for the three months ended June 30, 2017, as compared to $24 million for the three months ended June 30, 2016. A decrease of $8 million in OTTI losses on U.S. and foreign corporate securities was concentrated in the industrial industry and reflected the more significant impact of lower oil prices on the energy sector in the prior year and weakening foreign currencies on non-functional currency denominated securities in the prior year. The decrease in OTTI losses on common stock was $11 million for the three months ended June 30, 2017, as compared to $16 million for the three months ended June 30, 2016, and was also concentrated in industrial securities and reflected the more significant impact of lower oil prices impacting the energy sector in the prior year.
Six Months Ended June 30, 2017 Compared with the Six Months Ended June 30, 2016
Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $16 million for the six months ended June 30, 2017 as compared to $159 million for the prior period. The most significant decrease in OTTI losses were in U.S. and foreign corporate securities and common stock, which comprised $12 million for the six months ended June 30, 2017, as compared to $149 million for the six months ended June 30, 2016. A decrease of $82 million in OTTI losses on U.S. and foreign corporate securities was concentrated in the industrial sector and reflected the more significant impact of lower oil prices on the energy sector in the prior year and weakening foreign currencies on non-functional currency denominated securities in the prior year. The decrease in OTTI losses on common stock was $55 million for the six months ended June 30, 2017 and was also concentrated in industrial securities and reflected the more significant impact of lower oil prices impacting the energy sector in the prior year.
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
FVO Securities
FVO securities are primarily comprised of securities for which the FVO has been elected. FVO securities were $14.8 billion and $13.9 billion at estimated fair value, or 2.8% and 2.7% of cash and invested assets, at June 30, 2017 and December 31, 2016, respectively. See Notes 6 and 8 of the Notes to the Interim Condensed Consolidated Financial Statements for a description of our FVO securities portfolio, the FVO securities fair value hierarchy and a rollforward of the fair value measurements for FVO securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
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
Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Mortgage loans and the related valuation allowances are summarized as follows at:

	June 30, 2017				December 31, 2016
	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment
	(Dollars in millions)
Commercial	$49,549	64.2%	$242	0.5%	$48,035	64.7%	$234	0.5%
Agricultural	14,877	19.3	46	0.3%	14,456	19.5	44	0.3%
Residential	12,764	16.5	68	0.5%	11,696	15.8	66	0.6%
Total	$77,190	100.0%	$356	0.5%	$74,187	100.0%	$344	0.5%
The information presented in the tables herein exclude mortgage loans where we elected the FVO. Such amounts are presented in Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements. The carrying value of all mortgage loans, net was 14.6% and 14.4% of cash and invested assets at June 30, 2017 and December 31, 2016, respectively.
We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loan portfolios, 85% are collateralized by properties located in the United States, with the remaining 15% collateralized by properties located outside the United States, which includes 5% of properties located in the U.K., at June 30, 2017. The carrying values of our commercial and agricultural mortgage loans located in California, New York and Texas were 19%, 12% and 8%, respectively, of total commercial and agricultural mortgage loans at June 30, 2017. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loan portfolio in a similar manner to reduce risk of concentration, with 92% collateralized by properties located in the United States, and the remaining 8% collateralized by properties located outside the United States, at June 30, 2017. The carrying values of our residential mortgage loans located in California, Florida, and New York were 32%, 9%, and 6%, respectively, of total residential mortgage loans at June 30, 2017.
In connection with our investment management business, we manage commercial mortgage loans on behalf of institutional clients, which are unaffiliated investors. These commercial mortgage loans had an estimated fair value of $3.2 billion and $3.0 billion at June 30, 2017 and December 31, 2016, respectively. As these assets are managed on behalf of, and owned by, our institutional clients, they are not included in our interim condensed consolidated financial statements.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The tables below present the diversification across geographic regions and property types of commercial mortgage loans at:

	June 30, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Pacific	$11,622	23.5%	$11,254	23.4%
Middle Atlantic	9,279	18.7	8,708	18.1
International	8,327	16.8	8,084	16.8
South Atlantic	6,098	12.3	6,304	13.1
West South Central	4,369	8.8	4,271	8.9
East North Central	2,688	5.4	2,447	5.1
Mountain	1,457	2.9	1,460	3.0
New England	1,311	2.7	1,414	3.0
West North Central	577	1.2	599	1.3
East South Central	740	1.5	436	0.9
Multi-Region and Other	3,081	6.2	3,058	6.4
Total recorded investment	49,549	100.0%	48,035	100.0%
Less: valuation allowances	242		234
Carrying value, net of valuation allowances	$49,307		$47,801
Property Type
Office	$24,676	49.8%	$23,843	49.6%
Retail	10,654	21.5	10,619	22.1
Apartment	6,349	12.8	5,870	12.2
Hotel	4,429	8.9	4,367	9.1
Industrial	3,051	6.2	2,998	6.3
Other	390	0.8	338	0.7
Total recorded investment	49,549	100.0%	48,035	100.0%
Less: valuation allowances	242		234
Carrying value, net of valuation allowances	$49,307		$47,801
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

Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 53% and 52% at June 30, 2017 and December 31, 2016, respectively and our average debt service coverage ratio was 2.7x and 2.6x at June 30, 2017 and December 31, 2016, respectively. Our debt service coverage ratio and the values utilized in calculating the ratio are updated annually, on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 43% at both June 30, 2017 and December 31, 2016, respectively. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
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
See Notes 6 and 8 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how valuation allowances are established and monitored, activity in and balances of the valuation allowance, and the estimated fair value of impaired mortgage loans and related impairments included within net investment gains (losses) as of and for the six months ended June 30, 2017 and 2016.
Real Estate and Real Estate Joint Ventures
Real estate and real estate joint ventures is comprised of wholly-owned real estate and joint ventures with interests in single property income-producing real estate, and to a lesser extent joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the operation of income-producing properties, as well as a runoff portfolio of real estate private equity funds. The carrying values of real estate and real estate joint ventures was $9.5 billion and $9.0 billion, or 1.8% and 1.7% of cash and invested assets, at June 30, 2017 and December 31, 2016, respectively.
Included within real estate and real estate joint ventures are properties acquired through foreclosure of $51 million and $59 million at June 30, 2017 and December 31, 2016, respectively.
The estimated fair value of our real estate investments was $14.5 billion and $14.3 billion at June 30, 2017 and December 31, 2016, respectively. The total gross market value of such real estate investments was $19.1 billion and $19.0 billion at June 30, 2017 and December 31, 2016, respectively. Gross market value is the total fair value of these investments regardless of encumbering debt.
We diversify our real estate investments by both geographic region and property type to reduce risk of concentration. Of our real estate investments, excluding funds, 71% were located in the United States, with the remaining 29% located outside the United States, at June 30, 2017. The carrying value of our real estate investments, excluding funds, located in Japan, California and District of Columbia were 26%, 16% and 10%, respectively, of total real estate investments, excluding funds, at June 30, 2017. Real estate funds were 14% of our real estate investments, at June 30, 2017. The majority of these funds hold underlying real estate investments that are well diversified across the United States.

In connection with our investment management business, we manage real estate investments on behalf of institutional clients, which are unaffiliated investors. These real estate investments had an estimated fair value of $4.2 billion and $4.3 billion at June 30, 2017 and December 31, 2016, respectively. The total gross market value of commercial real estate investments under management for unaffiliated investors was $6.0 billion and $6.4 billion at June 30, 2017 and December 31, 2016, respectively. Gross market value is the total fair value of these investments regardless of encumbering debt. As these assets are managed on behalf of, and owned by our institutional clients, they are not included in our consolidated financial statements.
Other Limited Partnership Interests
Other limited partnership interests are comprised of private equity funds and hedge funds. The carrying value of other limited partnership interests was $6.9 billion, or 1.3% of cash and invested assets, and $6.8 billion, or 1.3% of cash and invested assets, at June 30, 2017 and December 31, 2016, respectively, which included $793 million and $1.0 billion of hedge funds, at June 30, 2017 and December 31, 2016, respectively. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds. We estimate that the underlying investments of the funds will be liquidated over the next two to 10 years.
Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	June 30, 2017		December 31, 2016
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$12,178	62.2%	$15,761	68.0%
Tax credit and renewable energy partnerships	3,257	16.6	3,231	13.9
Leveraged leases, net of non-recourse debt	1,392	7.1	1,590	6.9
Direct financing leases	1,175	6.0	1,115	4.8
Operating joint ventures	595	3.0	643	2.8
Funds withheld	218	1.1	110	0.5
Other	781	4.0	735	3.1
Total	$19,596	100.0%	$23,185	100.0%
Percentage of cash and invested assets	3.7%		4.5%

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

•
Information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at June 30, 2017 and December 31, 2016.

•
The statement of operations effects of derivatives in net investments in foreign operations, cash flow, fair value, or nonqualifying hedge relationships for the three months and six months ended June 30, 2017 and 2016.

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
Derivatives categorized as Level 3 at June 30, 2017 include: interest rate forwards with maturities which extend beyond the observable portion of the yield curve; interest rate total return swaps with unobservable repurchase rates; foreign currency swaps and forwards with certain unobservable inputs, including the unobservable portion of the yield curve; credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; and equity index options with unobservable correlation inputs. At June 30, 2017, 1% of the estimated fair value of our derivatives was priced through independent broker quotations.
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

The gain (loss) on Level 3 derivatives, percentage of gain (loss) attributable to observable and unobservable inputs, and the primary drivers of observable gain (loss) are summarized as follows:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Gain (loss) recognized in net income (loss)	$110 million	$126 million
Percentage of gain (loss) attributable to observable inputs	137%	104%
Primary drivers of observable gain (loss)
Decreases in interest rates on interest rate derivatives; partially offset by strengthening of Euro and slight increase of the U.S. dollar versus foreign currencies on receive inflation-linked foreign currency derivatives; and decreases in certain equity volatility levels and increases in certain equity index levels on equity derivatives.
		Decreases in interest rates on interest rate derivatives; partially offset by decreases in certain equity volatility levels and increases in certain equity index levels on equity derivatives.
Percentage of gain (loss) attributable to unobservable inputs	(37)%	(4)%
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
Credit Derivatives
The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	June 30, 2017		December 31, 2016
Credit Default Swaps	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Purchased	$1,955	$(34)	$2,038	$(26)
Written	13,377	255	12,645	180
Total	$15,332	$221	$14,683	$154

The following table presents the gross gains, gross losses and net gain (losses) recognized in income for credit default swaps as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
	2017			2016			2017			2016
Credit Default Swaps	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)
	(In millions)
Purchased (2), (4)	$—	$(7)	$(7)	$—	$(32)	$(32)	$4	$(19)	$(15)	$6	$(33)	$(27)
Written (3), (4)	49	—	49	12	—	12	91	(4)	87	33	(36)	(3)
Total	$49	$(7)	$42	$12	$(32)	$(20)	$95	$(23)	$72	$39	$(69)	$(30)
__________________

(1)	Gains (losses) are reported in net derivative gains (losses), except for gains (losses) on the trading portfolio, which are reported in net investment income.

(2)
At June 30, 2017, the Company no longer maintained a trading portfolio for derivatives. The gross gains and gross (losses) for purchased credit default swaps in the trading portfolio were $0 and ($10) million, respectively, for the three months ended June 30, 2016, and $4 million and ($4) million, respectively, for the six months ended June 30, 2016.

(3)
At June 30, 2017, the Company no longer maintained a trading portfolio for derivatives. The gross gains and gross (losses) for written credit default swaps in the trading portfolio were $9 million and $0, respectively, for the three months ended June 30, 2016 and $3 million and ($3) million, respectively, for the six months ended June 30, 2016.

(4)	Gains (losses) do not include earned income (expense) on credit default swaps.
The favorable change in net gains (losses) on purchased credit default swaps of $12 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was due to less narrowing in the current period as compared to the prior period of certain credit spreads on credit default swaps hedging certain bonds. The favorable change in net gains (losses) on written credit default swaps of $90 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was due to narrowing in the current period, compared to the prior period, of credit spreads on certain credit default swaps used as replications.
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
Collateral for Securities Lending, Third-Party Custodian Administered Repurchase Programs and Derivatives
We participate in a securities lending program in the normal course of business for the purpose of enhancing the total return on our investment portfolio. Periodically, we receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged, and which has not been recorded on our consolidated balance sheets. The amount of this collateral was $33 million and $46 million at estimated fair value at June 30, 2017 and December 31, 2016, respectively. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements and “— Investments — Securities Lending,” as well as “Summary of Significant Accounting Policies — Investments — Securities Lending Program” in Note 1 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report for discussion of our securities lending program, the classification of revenues and expenses, and the nature of the secured financing arrangement and associated liability.
We also participate in third-party custodian administered repurchase programs for the purpose of enhancing the total return on our investment portfolio. We loan certain of our fixed maturity securities to financial institutions and, in exchange, non-cash collateral is put on deposit by the financial institutions on our behalf with third-party custodians. The estimated fair value of securities loaned in connection with these transactions was $671 million and $382 million at June 30, 2017 and December 31, 2016, respectively. Non-cash collateral on deposit with third-party custodians on our behalf was $703 million and $401 million at June 30, 2017 and December 31, 2016, respectively, which cannot be sold or re-pledged, and which has not been recorded on our consolidated balance sheets.
We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which has not been recorded on our consolidated balance sheets. The amount of this non-cash collateral was $2.2 billion and $2.3 billion at June 30, 2017 and December 31, 2016, respectively. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” and Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
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
MetLife Holdings
Future policy benefits for the life business are comprised mainly of liabilities for traditional life insurance contracts. In order to manage risk, we have often reinsured a portion of the mortality risk on life insurance policies. The reinsurance programs are routinely evaluated and this may result in increases or decreases to existing coverage. We have entered into various interest rate derivative positions to mitigate the risk that investment of premiums received and reinvestment of maturing assets over the life of the policy will be at rates below those assumed in the original pricing of these contracts. For the annuities business, future policy benefits are comprised mainly of liabilities for life-contingent income annuities, and liabilities for the variable annuity guaranteed minimum benefits which are accounted for as insurance. Other future policyholder benefits are comprised mainly of liabilities for disabled lives under disability waiver of premium policy provisions, and active life policies. In addition, for our other products, future policyholder benefits related to the reinsurance of our former Japan joint venture are comprised of liabilities for the variable annuity guaranteed minimum benefits which are accounted for as insurance.

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
Policyholder Account Balances
Policyholder account balances are generally equal to the account value, which includes accrued interest credited, but excludes the impact of any applicable charge that may be incurred upon surrender. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment — Low Interest Rate Scenario” included in the 2016 Annual Report and “— Variable Annuity Guarantees.” See also Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report for additional information. A discussion of policyholder account balances by segment follows.
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Group Benefits:

	June 30, 2017
Guaranteed Minimum Crediting Rate	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Greater than 0% but less than 2%	$4,935	$4,819
Equal to 2% but less than 4%	$1,859	$1,859
Equal to or greater than 4%	$732	$706
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Asia:

	June 30, 2017
Guaranteed Minimum Crediting Rate (1)	Account Value (2)	Account Value at Guarantee (2)
	(In millions)
Annuities
Greater than 0% but less than 2%	$21,416	$2,947
Equal to 2% but less than 4%	$1,155	$411
Equal to or greater than 4%	$1	$1
Life & Other
Greater than 0% but less than 2%	$8,502	$8,191
Equal to 2% but less than 4%	$20,943	$8,864
Equal to or greater than 4%	$274	$274
__________________

(1)
Excludes negative VOBA liabilities of $0.9 billion at June 30, 2017, primarily held in Japan. These liabilities were established in instances where the estimated fair value of contract obligations exceeded the book value of assumed insurance policy liabilities associated with the acquisition of American Life Insurance Company and Delaware American Life Insurance Company (collectively, “ALICO”). These negative liabilities were established primarily for decreased market interest rates subsequent to the issuance of the policy contracts.

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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for the MetLife Holdings segment:

	June 30, 2017
Guaranteed Minimum Crediting Rate	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Greater than 0% but less than 2%	$1,821	$1,721
Equal to 2% but less than 4%	$20,045	$17,303
Equal to or greater than 4%	$9,254	$6,228
__________________

(1)	These amounts are not adjusted for policy loans.
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

The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for the Brighthouse Financial segment:

	June 30, 2017
Guaranteed Minimum Crediting Rate	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Greater than 0% but less than 2%	$1,629	$1,107
Equal to 2% but less than 4%	$22,492	$15,566
Equal to or greater than 4%	$3,160	$3,160
__________________

(1)	These amounts are not adjusted for policy loans.
As a result of acquisitions, we establish additional liabilities known as excess interest reserves for policies with credited rates in excess of market rates as of the applicable acquisition dates. At June 30, 2017, excess interest reserves were $406 million for the Brighthouse Financial segment.
Variable Annuity Guarantees
We issue, directly and through assumed business, certain variable annuity products with guaranteed minimum benefits that provide the policyholder a minimum return based on their initial deposit (i.e., the benefit base) less withdrawals. In some cases, the benefit base may be increased by additional deposits, bonus amounts, accruals or optional market value resets. See Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report, as well as Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements, for additional information.
Certain guarantees, including portions thereof, have insurance liabilities established that are included in future policy benefits. Guarantees accounted for in this manner include GMDBs, the life-contingent portion of certain guaranteed minimum withdrawal benefit (“GMWBs”), and the non-life contingent portions of both GMWBs and guaranteed minimum income benefits (“GMIBs”) that require annuitization. These liabilities are accrued over the life of the contract in proportion to actual and future expected policy assessments based on the level of guaranteed minimum benefits generated using multiple scenarios of separate account returns. The scenarios are based on best estimate assumptions consistent with those used to amortize DAC. When current estimates of future benefits exceed those previously projected or when current estimates of future assessments are lower than those previously projected, liabilities will increase, resulting in a current period charge to net income. The opposite result occurs when the current estimates of future benefits are lower than those previously projected or when current estimates of future assessments exceed those previously projected. At each reporting period, we update the actual amount of business remaining in-force, which impacts expected future assessments and the projection of estimated future benefits resulting in a current period charge or increase to earnings.
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

The table below contains the carrying value for guarantees at:

	Future Policy Benefits		Policyholder Account Balances
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
	(In millions)
Asia
GMDB	$33	$29	$—	$—
GMAB	—	—	26	36
GMWB	109	98	192	189
EMEA
GMDB	1	1	—	—
GMAB	—	—	15	17
GMWB	30	30	(83)	(50)
MetLife Holdings
GMDB	278	257	—	—
GMIB	494	471	13	93
GMAB	—	—	5	13
GMWB	180	161	1,323	1,268
Brighthouse Financial
GMDB	1,042	987	—	—
GMIB	2,446	2,335	1,793	2,024
GMAB	—	—	(8)	1
GMWB	148	138	200	334
Total	$4,761	$4,507	$3,476	$3,925
The carrying amounts for guarantees included in policyholder account balances above include nonperformance risk adjustments of $802 million and $982 million at June 30, 2017 and December 31, 2016, respectively. These nonperformance risk adjustments represent the impact of including a credit spread when discounting the underlying risk neutral cash flows to determine the estimated fair values. The nonperformance risk adjustment does not have an economic impact on us as it cannot be monetized given the nature of these policyholder liabilities. The change in valuation arising from the nonperformance risk adjustment is not hedged.
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

GMDBs
We offer a range of GMDBs to our contractholders. The table below presents GMDBs, by benefit type, at June 30, 2017:

	Total Account Value (1)
	Asia & EMEA	MetLife Holdings	Brighthouse Financial
	(In millions)
Return of premium or five to seven year step-up	$8,288	$54,814	$56,930
Annual step-up	—	3,719	24,015
Roll-up and step-up combination	—	6,523	30,200
Total	$8,288	$65,056	$111,145
__________________

(1)
Total account value excludes $2.3 billion for contracts with no GMDBs. Further, many of our annuity contracts offer more than one type of guarantee such that GMDB amounts listed above are not mutually exclusive to the amounts in the living benefit guarantees table below.

Based on total account value, less than 39% of our GMDBs included enhanced death benefits such as the annual step-up or roll-up and step-up combination products. We expect the above GMDB risk profile to be relatively consistent for the foreseeable future.
Living Benefit Guarantees
The table below presents our living benefit guarantees based on total account values at June 30, 2017:

	Total Account Value (1)
	Asia & EMEA	MetLife Holdings	Brighthouse Financial
	(In millions)
GMIB	$—	$24,894	$65,899
GMWB - non-life contingent (2)	2,436	3,556	3,374
GMWB - life-contingent	3,864	11,264	19,854
GMAB	1,278	677	677
	$7,578	$40,391	$89,804
__________________

(1)
Total account value excludes $48.3 billion for contracts with no living benefit guarantees. Further, many of our annuity contracts offer more than one type of guarantee such that living benefit guarantee amounts listed above are not mutually exclusive of the amounts in the GMDBs table above.

(2)	The Asia and EMEA segments include the non-life contingent portion of the GMWB total account value of $1,070 million with a guarantee at annuitization.
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

The table below presents our GMIB associated total account values, by their guaranteed payout basis, at June 30, 2017:

Total Account Value
(In millions)
7-year setback, 2.5% interest rate	$32,645
7-year setback, 1.5% interest rate	5,477
10-year setback, 1.5% interest rate	18,044
10-year mortality projection, 10-year setback, 1.0% interest rate	30,377
10-year mortality projection, 10-year setback, 0.5% interest rate	4,250
$90,793
The annuitization interest rates on GMIBs have been decreased from 2.5% to 0.5% over time, partially in response to the low interest rate environment, accompanied by an increase in the setback period from seven years to 10 years and the introduction of a 10-year mortality projection.
Additionally, 33% of the $90.8 billion of GMIB total account value has been invested in managed volatility funds as of June 30, 2017. These funds seek to manage volatility by adjusting the fund holdings within certain guidelines based on capital market movements. Such activity reduces the overall risk of the underlying funds while maintaining their growth opportunities. These risk mitigation techniques translate to a reduction or elimination of the need for us to manage the funds’ volatility through hedging or reinsurance.
Our GMIB products typically have a waiting period of 10 years to be eligible for annuitization. As of June 30, 2017, only 21% of our contracts with GMIBs were eligible for annuitization. The remaining contracts are not eligible for annuitization for an average of five years.
Once eligible for annuitization, contractholders would only be expected to annuitize if their contracts were in-the-money. We calculate in-the-moneyness with respect to GMIBs consistent with net amount at risk as discussed in Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements, by comparing the contractholders’ income benefits based on total account values and current annuity rates versus the guaranteed income benefits. The net amount at risk was $3,896 million at June 30, 2017, of which $3,703 million was related to GMIB guarantees. For those contracts with GMIB, the table below presents details of contracts that are in-the-money and out-of-the-money at June 30, 2017:

	In-the- Moneyness	Total Account Value	% of Total
	(Dollars in millions)
In-the-money	30% +	$3,729	4%
	20% to 30%	2,702	3%
	10% to 20%	4,798	5%
	0% to 10%	7,736	9%
		18,965
Out-of-the-money	-10% to 0%	13,630	15%
	-20% to -10%	12,689	14%
	-20% +	45,509	50%
		71,828
Total GMIBs		$90,793

Derivatives Hedging Variable Annuity Guarantees
Our risk mitigating hedging strategy uses various over-the-counter and exchange traded derivatives. The table below presents the gross notional amount, estimated fair value and primary underlying risk exposure of the derivatives hedging our variable annuity guarantees:

	Instrument Type	June 30, 2017			December 31, 2016
Primary Underlying Risk Exposure		Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Interest rate	Interest rate swaps	$31,925	$1,453	$501	$36,266	$2,770	$1,711
	Interest rate futures	3,358	23	2	3,959	11	11
	Interest rate options	30,973	642	48	18,943	585	1
Foreign currency exchange rate	Foreign currency forwards	2,664	7	86	3,086	10	222
	Currency futures	—	—	—	85	—	—
Equity market	Equity futures	7,670	12	3	12,320	67	3
	Equity index options	75,138	1,504	2,024	51,190	1,298	1,458
	Equity variance swaps	23,231	266	866	23,157	223	756
	Equity total return swaps	2,630	3	78	3,901	2	160
	Total	$177,589	$3,910	$3,608	$152,907	$4,966	$4,322
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

Short-term Liquidity
We maintain a substantial short-term liquidity position, which was $11.5 billion and $14.2 billion at June 30, 2017 and December 31, 2016, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed, including amounts received in connection with securities lending, repurchase agreements, derivatives, and secured borrowings, as well as amounts held in the closed block.
Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets, which was $242.3 billion and $230.7 billion at June 30, 2017 and December 31, 2016, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, repurchase agreements, derivatives, regulatory deposits and custodial accounts, collateral financing arrangements, funding agreements and secured borrowings, as well as amounts held in the closed block.
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

	Six Months Ended June 30,
	2017	2016
	(In millions)
Sources:
Operating activities, net	$5,499	$6,204
Changes in policyholder account balances, net	2,467	1,455
Changes in payables for collateral under securities loaned and other transactions, net	1,205	8,594
Long-term debt issued	2,989	—
Other, net	—	78
Effect of change in foreign currency exchange rates on cash and cash equivalents	286	352
Total sources	12,446	16,683
Uses:
Investing activities, net	7,149	9,908
Long-term debt repaid	9	1,264
Collateral financing arrangements repaid	2,836	26
Financing element on certain derivative instruments and other derivative related transactions, net	94	194
Treasury stock acquired in connection with share repurchases	1,810	70
Dividends on preferred stock	52	52
Dividends on common stock	868	854
Other, net	186	—
Total uses	13,004	12,368
Net increase (decrease) in cash and cash equivalents	$(558)	$4,315
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
Common Stock
During the six months ended June 30, 2017 and 2016, MetLife, Inc. issued 2,301,949 and 2,211,616 new shares of its common stock for $82 million and $88 million, respectively, to satisfy various stock option exercises and other stock-based awards.
Commercial Paper, Reported in Short-term Debt
MetLife, Inc. and MetLife Funding, Inc. (“MetLife Funding”) each have a commercial paper program that is supported by our general corporate credit facility (see “— Credit and Committed Facilities”). MetLife Funding raises cash from its commercial paper program and uses the proceeds to extend loans through MetLife Credit Corp., another subsidiary of Metropolitan Life Insurance Company (“MLIC”), to affiliates in order to enhance the financial flexibility and liquidity of these companies.
Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances
Certain of our domestic insurance subsidiaries are members of a regional Federal Home Loan Bank (“FHLB”). During the six months ended June 30, 2017 and 2016, we issued $10.0 billion and $9.3 billion, respectively, and repaid $10.0 billion and $8.0 billion, respectively, under funding agreements with certain regional FHLBs. At both June 30, 2017 and December 31, 2016, total obligations outstanding under these funding agreements were $16.0 billion. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report.
Special Purpose Entity Funding Agreements, Reported in Policyholder Account Balances
We issue fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the six months ended June 30, 2017 and 2016, we issued $21.8 billion and $18.8 billion, respectively, and repaid $22.0 billion and $21.9 billion, respectively, under such funding agreements. At June 30, 2017 and December 31, 2016, total obligations outstanding under these funding agreements were $31.9 billion and $30.9 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report.
Federal Agricultural Mortgage Corporation Funding Agreements, Reported in Policyholder Account Balances
We have issued funding agreements to a subsidiary of the Federal Agricultural Mortgage Corporation (“Farmer Mac”), as well as to certain SPEs that have issued debt securities for which payment of interest and principal is secured by such funding agreements, and such debt securities are also guaranteed as to payment of interest and principal by Farmer Mac. The obligations under all such funding agreements are secured by a pledge of certain eligible agricultural mortgage loans. During the six months ended June 30, 2017 and 2016, we issued $1.0 billion and $650 million, respectively, and repaid $1.0 billion and $500 million, respectively, under such funding agreements. At both June 30, 2017 and December 31, 2016, total obligations outstanding under these funding agreements were $2.6 billion. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report.
Brighthouse Debt and Subsidiary Preferred Units Issuances
In June 2017, Brighthouse issued $3.0 billion of senior notes (the “Senior Notes”) to pay a dividend to MetLife, Inc. and for general corporate purposes with $1.5 billion due in 2027 and $1.5 billion due in 2047. In connection with the issuance of the Senior Notes, MetLife, Inc. has initially guaranteed the Senior Notes on a senior unsecured basis. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.

In June 2017, Brighthouse Holdings, LLC issued 50,000 units of 6.50% fixed rate cumulative preferred units to MetLife, Inc. and in turn MetLife, Inc. sold the preferred units to third-party investors, for net proceeds of $49 million, and recorded the subsidiary preferred units in noncontrolling interests. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.
Credit and Committed Facilities
At June 30, 2017, we maintained a $4.0 billion unsecured revolving credit facility and certain committed facilities aggregating $3.7 billion. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
The committed facilities are used for collateral for certain of our affiliated reinsurance liabilities. In April 2017, MetLife, Inc. and MetLife Reinsurance Company of Vermont terminated the $4.3 billion committed facility, and MetLife, Inc. and MetLife Reinsurance Company of South Carolina (“MRSC”) terminated the $3.5 billion committed facility. Total fees associated with the terminations were $257 million and were included in other expenses. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements. At June 30, 2017, we had outstanding $3.1 billion in letters of credit and no drawdowns against these facilities. Remaining availability was $629 million at June 30, 2017.
The unsecured revolving credit facility is used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At June 30, 2017, we had outstanding $431 million in letters of credit and no drawdowns against this facility. Remaining availability was $3.6 billion at June 30, 2017.
In December 2016, MetLife, Inc. and MetLife Funding entered into an agreement to amend their existing $4.0 billion unsecured revolving credit facility, which provides, among other things, that the facility will be amended and restated upon the completion of the planned Separation and the satisfaction of certain other conditions. As amended and restated, the unsecured revolving credit facility will provide for borrowings and the issuance of letters of credit in an aggregate amount of up to $3.0 billion. All borrowings under this amended revolving credit facility must be repaid by December 20, 2021, except that letters of credit outstanding upon termination may remain outstanding until December 20, 2022.
In December 2016, Brighthouse entered into a $3.0 billion three-year senior unsecured delayed draw term loan agreement (the “2016 Term Loan Agreement”) with a bank syndicate. Borrowings under the 2016 Term Loan Agreement may be used for general corporate purposes, including payment of a portion of the dividends to be paid by Brighthouse to MetLife, Inc. in connection with the Separation. The 2016 Term Loan Agreement provides that borrowings may be made during the period prior to the Separation. In June 2017, subsequent to the issuance of the Senior Notes, the borrowing capacity under the 2016 Term Loan Agreement was decreased from $3.0 billion to $536 million. See “— Brighthouse Debt and Subsidiary Preferred Units Issuances.” There were no outstanding borrowings at June 30, 2017. In December 2016, Brighthouse also entered into a $2.0 billion five-year senior unsecured revolving credit facility with a bank syndicate. Borrowings and letters of credit under the revolving credit agreement may be used for general corporate purposes, including payment of a portion of the dividends to be paid by Brighthouse to MetLife, Inc. in connection with the Separation. The three-year and the five-year Brighthouse credit facilities, collectively, the (“Brighthouse Credit Facilities”) contain certain administrative, reporting, legal and financial covenants, including requirements by Brighthouse to maintain a specified minimum consolidated net worth and to maintain a maximum ratio of indebtedness to total capitalization, and limitations on the dollar amount of indebtedness that may be incurred by Brighthouse, which could restrict Brighthouse operations and use of funds.
See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for a discussion of the termination of the 2016 Term Loan Agreement as well as the establishment of a new $600 million term loan agreement which contains covenants similar to the Brighthouse Credit Facilities, and subsequent $500 million draw in the third quarter of 2017.
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

Brighthouse Reinsurance Financing
In April 2017, Brighthouse Reinsurance Company of Delaware (“BRCD”) entered into a new financing arrangement with a pool of highly rated third-party reinsurers with a total capacity of $10.0 billion. This financing arrangement consists of credit-linked notes that each have a term of 20 years. At June 30, 2017, there were no drawdowns and there was $8.1 billion of funding available under this financing arrangement. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.
Outstanding Debt Under Global Funding Sources
The following table summarizes our outstanding debt at:

	June 30, 2017	December 31, 2016
	(In millions)
Short-term debt	$235	$242
Long-term debt (1)	$19,480	$16,467
Collateral financing arrangements (2)	$1,235	$4,071
Junior subordinated debt securities	$3,169	$3,169
__________________

(1)
Includes $403 million and $402 million of non-recourse debt at June 30, 2017 and December 31, 2016, respectively, for which creditors have no access, subject to customary exceptions, to the general assets of the Company other than recourse to certain investment subsidiaries.

(2)
See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for discussion of a $2.8 billion repayment on the MRSC collateral financing arrangement liability in April 2017, utilizing assets held in trust, which had been repositioned into short-term investments and cash equivalents.

Debt and Facility Covenants
Certain of our debt instruments and committed facilities, as well as our unsecured credit facility, contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all applicable covenants at June 30, 2017.
Dispositions
There were no cash proceeds from dispositions during either of the six months ended June 30, 2017 or 2016.
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
During the six months ended June 30, 2017 and 2016, MetLife, Inc. repurchased 34,354,967 shares and 1,445,864 shares of common stock in the open market purchases for $1.8 billion and $70 million, respectively.
At June 30, 2017, MetLife, Inc. had $888 million remaining under the common stock repurchase authorization. Common stock repurchases are dependent upon several factors, including our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors. See “— Industry Trends — Regulatory Developments — International Regulation — Global Systemically Important Insurers.” See also “Business — Regulation — U.S. Regulation — Potential Regulation as a Non-Bank SIFI” and “Risk Factors — Capital-Related Risks — Legal and Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” included in the 2016 Annual Report and Note 16 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report.

Preferred Stock Dividends
Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for MetLife, Inc.’s preferred stock was as follows for the six months ended June 30, 2017 and 2016:

Declaration Date	Record Date	Payment Date	Preferred Stock Dividend
			Series A Per Share	Series A Aggregate	Series C Per Share	Series C Aggregate
			(In millions, except per share data)
May 15, 2017	May 31, 2017	June 15, 2017	$0.256	$7	$26.250	$39
March 6, 2017	February 28, 2017	March 15, 2017	$0.250	6	$—	—
				$13		$39

May 16, 2016	May 31, 2016	June 15, 2016	$0.256	$7	$26.250	$39
March 7, 2016	February 29, 2016	March 15, 2016	$0.253	6	$—	—
				$13		$39
Preferred stock dividends are paid quarterly in accordance with the terms of MetLife, Inc.’s Floating Rate Non-Cumulative Preferred Stock, Series A. Dividends are paid semi-annually on MetLife, Inc.’s 5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C commencing December 15, 2015 and ending on June 15, 2020 and, thereafter, will be paid quarterly.
Common Stock Dividends
Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for MetLife, Inc.’s common stock was as follows for the six months ended June 30, 2017 and 2016:

Declaration Date	Record Date	Payment Date	Common Stock Dividend
			Per Share	Aggregate
			(In millions, except per share data)
April 25, 2017	May 8, 2017	June 13, 2017	$0.400	$431
January 6, 2017	February 6, 2017	March 13, 2017	$0.400	437
				$868

April 26, 2016	May 9, 2016	June 13, 2016	$0.400	$441
January 6, 2016	February 5, 2016	March 14, 2016	$0.375	413
				$854
The declaration and payment of common stock dividends is subject to the discretion of our Board of Directors, and will depend on MetLife, Inc.’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries and other factors deemed relevant by the Board. See Note 15 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding a common stock dividend declared subsequent to June 30, 2017.

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
Debt and Collateral Financing Arrangement Repayments
During the six months ended June 30, 2017 and 2016, following regulatory approval, MetLife Reinsurance Company of Charleston, a wholly-owned subsidiary of MetLife, Inc., repurchased and canceled $39 million and $26 million, respectively, in aggregate principal amount of its surplus notes, which were reported in collateral financing arrangements on the consolidated balance sheets.
In April 2017, MetLife, Inc. and MRSC terminated the collateral financing arrangement associated with secondary guarantees. As a result, the $2.8 billion collateral financing arrangement liability outstanding was extinguished utilizing $2.8 billion of assets held in trust, which had been repositioned into short-term investments and cash equivalents, with the remaining assets held in trust returned to MetLife, Inc. Total fees associated with the termination were $37 million and were included in other expenses. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.
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
In connection with the Separation, the April 2017 contribution of entities, mergers and termination of certain financing arrangements, MetLife, Inc. terminated various support agreements with the captive reinsurance companies merged into BRCD. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.
In connection with the issuance of the Senior Notes, MetLife, Inc. has initially guaranteed the Senior Notes on a senior unsecured basis. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.

Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, property & casualty, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the MetLife Holdings and Brighthouse Financial segments, which include individual annuities, lapses and surrenders tend to occur in the normal course of business. During the six months ended June 30, 2017 and 2016, general account surrenders and withdrawals from annuity products were $1.6 billion and $1.7 billion, respectively. In the Retirement and Income Solutions business within the U.S. segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the Retirement and Income Solutions business products that provide customers with limited rights to accelerate payments, at June 30, 2017 there were no funding agreements or other capital market products that could be put back to the Company.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At June 30, 2017 and December 31, 2016, we had received pledged cash collateral from counterparties of $5.4 billion and $6.5 billion, respectively. At June 30, 2017 and December 31, 2016, we had pledged cash collateral to counterparties of $586 million and $1.6 billion, respectively. With respect to bilateral contracts between two counterparties derivatives in a net liability position that have credit contingent provisions, a one-notch downgrade in the Company’s credit or financial strength rating, as applicable, would have required $5 million of additional collateral be provided to our counterparties as of June 30, 2017. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information about collateral pledged to us, collateral we pledge and derivatives subject to credit contingent provisions.
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
Securities Lending
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $26.4 billion and $26.8 billion at June 30, 2017 and December 31, 2016, respectively. Of these amounts, $6.2 billion and $6.6 billion at June 30, 2017 and December 31, 2016, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at June 30, 2017 was $6.0 billion, all of which were U.S. government and agency securities which, if put to us, could be immediately sold to satisfy the cash requirements to immediately return the cash collateral. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements.
Repurchase Agreements
We participate in short-term repurchase agreements whereby securities are loaned to unaffiliated financial institutions. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under these repurchase agreements, we were liable for cash collateral under our control of $2.0 billion and $102 million at June 30, 2017 and December 31, 2016, respectively. The estimated fair value of the securities on loan at June 30, 2017 was $2.0 billion which were primarily U.S. government and agency securities which, if put to us, could be immediately sold to satisfy the cash requirements to immediately return the cash collateral. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements.

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
Acquisitions
There were no acquisitions during either of the six months ended June 30, 2017 or 2016.
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
Liquidity
For a summary of MetLife, Inc.’s liquidity, see “— The Company — Liquidity.”

Capital
For a summary of MetLife, Inc.’s capital, see “— The Company — Capital.” For further information regarding potential capital restrictions and limitations on MetLife, Inc. as a non-bank SIFI and G-SII, see “Business — Regulation — U.S. Regulation — Potential Regulation as a Non-Bank SIFI” and “Business — Regulation — International Regulation — Global Systemically Important Insurers included in the 2016 Annual Report.” See also “— The Company — Liquidity and Capital Uses — Common Stock Repurchases” for information regarding MetLife, Inc.’s common stock repurchases.
Liquid Assets
At June 30, 2017 and December 31, 2016, MetLife, Inc. and other MetLife holding companies had $4.6 billion and $5.8 billion, respectively, in liquid assets. Of these amounts, $2.5 billion and $3.7 billion were held by MetLife, Inc. and $2.1 billion and $2.1 billion were held by other MetLife holding companies, at June 30, 2017 and December 31, 2016, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with derivatives and collateral financing arrangements.
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

The table below sets forth the dividends permitted to be paid in 2017 by MetLife, Inc.’s primary insurance subsidiaries without insurance regulatory approval and the respective dividends paid during the six months ended June 30, 2017:

Company	Paid	Permitted w/o Approval (1)
	(In millions)
Metropolitan Life Insurance Company	$1,200	$2,723
Brighthouse Life Insurance Company (2)	$—	$473
New England Life Insurance Company (2)	$—	$106
Metropolitan Property and Casualty Insurance Company	$—	$98
General American Life Insurance Company	$—	$91
Metropolitan Tower Life Insurance Company	$—	$66
American Life Insurance Company	$—	$—
__________________

(1)
Reflects dividend amounts that may be paid during 2017 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2016, some or all of such dividends may require regulatory approval.

(2)	Effective April 28, 2017, MetLife, Inc. contributed all of the issued and outstanding shares of common stock of each of Brighthouse Insurance and NELICO to Brighthouse Holdings, LLC.
In addition to the amounts presented in the table above, for the six months ended June 30, 2017, MetLife, Inc. received cash of $610 million from certain of its other subsidiaries, representing returns of capital from subsidiaries, including $590 million from MRSC in connection with the Separation. MetLife, Inc. also received a non-cash return of capital of $2.8 billion from MRSC, in connection with the termination of MRSC collateral financing arrangement and extinguishment of the liability outstanding. On August 3, 2017, Brighthouse paid a cash dividend to MetLife, Inc. of $1.8 billion in connection with the Separation. See “— Executive Summary — Consolidated Company Outlook” and Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.
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
Short-term Debt
MetLife, Inc. maintains a commercial paper program, the proceeds of which can be used to finance the general liquidity needs of MetLife, Inc. and its subsidiaries. MetLife, Inc. had no short-term debt outstanding at either June 30, 2017 or December 31, 2016.

Credit and Committed Facilities
The committed facilities are used as collateral for certain of the Company’s affiliated reinsurance liabilities. MetLife, Inc. maintains a committed facility with a capacity of $395 million at June 30, 2017. At June 30, 2017, MetLife, Inc. had outstanding $395 million in letters of credit, no drawdowns outstanding and no remaining availability. In addition, MetLife, Inc. is a party and/or guarantor to committed facilities of certain of its subsidiaries, which aggregated $3.3 billion at June 30, 2017. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for discussion of reductions in the committed facilities totaling $7.8 billion in April 2017.
See “— The Company — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities” for further information regarding the unsecured credit facility and these committed facilities.
Long-term Debt Outstanding
The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	June 30, 2017	December 31, 2016
	(In millions)
Long-term debt — unaffiliated	$15,555	$15,505
Long-term debt — affiliated (1)	$2,000	$3,100
Collateral financing arrangements (2)	$—	$2,797
Junior subordinated debt securities (3)	$2,479	$1,734
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

(2)
See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for discussion of a $2.8 billion repayment on the MRSC collateral financing agreement liability in April 2017, utilizing assets held in trust, which had been repositioned into short-term investments and cash equivalents.

(3)	See “— Liquidity and Capital Uses — Affiliated Capital and Debt Transactions” for discussion of a $750 million junior subordinated debt securities exchange.
Debt and Facility Covenants
Certain of MetLife, Inc.’s debt instruments and committed facilities, as well as its credit facility, contain various administrative, reporting, legal and financial covenants. MetLife, Inc. believes it was in compliance with all applicable covenants at June 30, 2017.
Dispositions
There were no cash proceeds from dispositions during either of the six months ended June 30, 2017 or 2016.
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

Affiliated Capital and Debt Transactions
During the six months ended June 30, 2017 and 2016, MetLife, Inc. invested a net amount of $891 million and $1.3 billion, respectively, in various subsidiaries. The investment in the six months ended June 30, 2016 included a cash capital contribution of $1.5 billion to Brighthouse Insurance in connection with the Separation.
MetLife, Inc. lends funds, as necessary, to its subsidiaries and affiliates, some of which are regulated, to meet their capital requirements. MetLife, Inc. had loans to subsidiaries outstanding of $100 million and $1.2 billion at June 30, 2017 and December 31, 2016, respectively.
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
On February 10, 2017, MetLife, Inc. exchanged $750 million aggregate principal amount of its 9.250% Fixed-to-Floating Rate Junior Subordinated Debentures due 2068 for $750 million aggregate liquidation preference of the 9.250% Fixed-to- Floating Rate Exchangeable Surplus Trust Securities of MetLife Capital Trust X (the “Trust”). As a result of the exchange, MetLife, Inc. became the sole beneficial owner of the Trust, a special purpose entity which issued the exchangeable surplus trust securities to third-party investors. On March 23, 2017, MetLife, Inc. dissolved the Trust and became the direct holder of $750 million 8.595% surplus notes previously held by the Trust that were issued by Brighthouse Insurance. See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements. On June 16, 2017, MetLife, Inc. forgave Brighthouse Insurance’s obligation to pay the principal amount of such surplus notes. This transaction, which was a non-cash capital contribution to Brighthouse Holdings, LLC, and a corresponding non-cash capital contribution to Brighthouse Insurance, had no impact on the consolidated financial statements of MetLife, Inc. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.
Support Agreements
MetLife, Inc. is party to various capital support commitments and guarantees with certain of its subsidiaries. Under these arrangements, MetLife, Inc. has agreed to cause each such entity to meet specified capital and surplus levels or has guaranteed certain contractual obligations. In connection with the Separation, the April 2017 contribution of entities, mergers and termination of certain financing arrangements, MetLife, Inc. terminated various support agreements with the captive reinsurance companies merged into BRCD. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.
In connection with the issuance of the Senior Notes, MetLife, Inc. has initially guaranteed the Senior Notes on a senior unsecured basis. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.
Acquisitions
There were no acquisitions by MetLife, Inc. during either of the six months ended June 30, 2017 or 2016.
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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
The following should be read in conjunction with (i) Part I, Item 3, of the 2016 Annual Report; (ii) Part II, Item1, of MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017; and (iii) Note 14 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.
Asbestos-Related Claims
MLIC is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages.
As reported in the 2016 Annual Report, MLIC received approximately 4,146 asbestos-related claims in 2016. During the six months ended June 30, 2017 and 2016, MLIC received approximately 1,896 and 2,348 new asbestos-related claims, respectively. See Note 21 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2014. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through June 30, 2017.
Diversified Lending Group Litigations
Hartshorne v. MetLife Inc., et al. (Los Angeles County Superior Court, filed March 25, 2015)
Plaintiffs named MetLife, Inc., MSI, and NELICO in 12 related lawsuits in California state court alleging various causes of action including multiple negligence and statutory claims relating to a Ponzi scheme involving the Diversified Lending Group. In August 2016, a trial of claims by one of the plaintiffs, Christine Ramirez, resulted in a verdict against MetLife, Inc., MSI, and NELICO for approximately $200 thousand in compensatory damages and $15 million in punitive damages. On November 30, 2016, Ramirez consented to the court’s reduction of punitive damages to approximately $7 million. These companies have filed a notice appealing this judgment to the Second Appellate District of the State of California. On May 2, 2017, the court awarded the plaintiff approximately $6.5 million in attorneys’ fees and costs. The Company has appealed this decision.
Other Litigation
MetLife, Inc. v. Financial Stability Oversight Council (D. D.C., January 13, 2015)
MetLife, Inc. filed this action in U.S. District Court for the District of Columbia (“D.C. District Court”) seeking to overturn the Financial Stability Oversight Council’s (“FSOC”) designation of MetLife, Inc. as a non-bank systemically important financial institution (“non-bank SIFI”). The suit is brought under the section of the Dodd-Frank Wall Street Reform and Consumer Protection Act providing that a company designated as a non-bank SIFI may petition the federal courts for review, and seeks an order requiring that the final determination be rescinded. The D.C. District Court issued a decision on March 30, 2016 granting, in part, MetLife, Inc.’s cross motion for summary judgment and rescinding the FSOC’s designation of MetLife, Inc. as a non-bank SIFI. On April 8, 2016, the FSOC appealed the D.C. District Court’s order to the United States Court of Appeals for the District of Columbia (“D.C. Circuit”). On August 2, 2017, the D.C. Circuit ordered that the appeal be held in abeyance pending an upcoming report by the Secretary of the Treasury following its review of the FSOC SIFI designation process and standards.

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
Item 1A. Risk Factors
The following should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2016 Annual Report, as amended or supplemented by the information under “Risk Factors” in Part II, Item 1A, of MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (the “First Quarter 2017 Report”). Other than as described in this Item 1A, there have been no other material changes to our risk factors from the risk factors previously disclosed in the 2016 Annual Report as amended or supplemented by such information in the First Quarter 2017 Report.
Regulatory and Legal Risks
The following updates and replaces the similar paragraphs of similarly named sections of the risk factors entitled “Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” included in the 2016 Annual Report, as amended or supplemented by such information in the First Quarter 2017 Report.
Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth
* * *
U.S. Regulation
* * *
Potential Regulation of MetLife, Inc. as a Non-Bank SIFI
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Other Key Information — Significant Events — Non-Bank SIFI” for recent developments concerning FSOC’s appeal of the D.C. District Court’s order that the designation of MetLife, Inc. as a non-bank SIFI by the FSOC be rescinded.
Risks Related to Our Planned Separation from, and Continuing Relationship with, Brighthouse
We May Not Achieve Expected Benefits of the Separation and Will Have Equity Market Exposure to Brighthouse
We believe that the planned Separation will allow us and Brighthouse to pursue distinct strategies appropriate to our respective markets. However, there can be no assurance that we will realize any or all of the expected strategic, financial, operational or other benefits of the Separation. Completion of the Separation will require significant attention from management which may divert attention from operating and growing our remaining businesses, and regulatory or other conditions may adversely affect our ability to operate with greater focus. After the Separation, shares of our common stock will represent an investment in a company different in size and characteristics from the present, which may cause some existing shareholders to sell their shares of our common stock, which could cause the market price of our common stock to decrease. A failure to realize expected benefits of the Separation could result in a material adverse effect on our business, results of operations and financial condition. Additionally, following the Separation we will have a significant equity ownership position in Brighthouse, and changes in the market price of Brighthouse common stock may have a material impact on us.
We May be Subject to Claims by Plaintiffs in the Event that Brighthouse is Not Successful as a Standalone Entity
Following the Separation, we cannot guarantee that Brighthouse will be successful as a standalone entity. In the event that Brighthouse is not successful, it is possible that plaintiffs could assert a variety of claims against us. Depending on their nature and number, such claims could have a material adverse effect on our business, financial condition or results of operations.

We Could be Exposed to Claims from Brighthouse or Third Parties Under Our Agreements with Brighthouse or Otherwise
We have entered into, and expect to enter into additional agreements with Brighthouse and its subsidiaries, including among others a master separation agreement, registration rights agreement, transition services agreement, investment management agreements, investment finance services agreements, tax receivables agreement, tax separation agreement and intellectual property license agreement. Our agreements with Brighthouse or its subsidiaries may not reflect terms that would have resulted from negotiations between unaffiliated parties and, in certain instances, will or are expected to relate to the continuation of certain business arrangements among us and Brighthouse in existence prior to the Separation. Such provisions may include, among other things, indemnification rights and obligations, the allocations of assets and liabilities, payment obligations and other obligations between us and Brighthouse. There can be no assurance that any remedies available under these arrangements will be sufficient to us in the event of a dispute or non-performance. In addition, there can be no assurance that the attention we must pay, and resources we must devote, to our obligations under one or more of these agreements, or the results of any failure to perform those obligations, or claim by Brighthouse that we have failed to perform those obligations, will not have a material impact on our own business performance.
Under the master separation agreement, Brighthouse will agree to indemnify us for certain liabilities. However, third parties could seek to hold us responsible for such liabilities and there can be no assurance that the indemnity from Brighthouse will be sufficient to fully protect us from such liabilities. Additionally, under the tax separation agreement, Brighthouse could be required, under certain circumstances, to indemnify us against certain tax-related liabilities to the extent those liabilities result from an action or breach of the tax separation agreement by Brighthouse. Brighthouse may be unable to satisfy or have an adverse interpretation of or object to its indemnification obligations to us under one or more of these agreements and the underlying liabilities could have a material adverse effect on our financial condition and results of operations.
The transition services agreement provides for the performance of certain services by each of MetLife and Brighthouse, or their respective subsidiaries, for the benefit of the other. The investment management agreements and investment finance services agreements provide for the performance by us of certain services for Brighthouse, through and following the Separation. Further, under the tax receivables agreement, Brighthouse is expected to pay us certain tax benefits it realizes as a result of certain transactions involved in the Separation. We will rely on Brighthouse to satisfy its performance and payment obligations under these and all other agreements entered into in connection with the Separation. If Brighthouse fails to satisfy such obligations it could have a material adverse effect on our financial condition and results of operations.
The Brighthouse 2027 Senior Notes and 2047 Senior Notes Will Be Subject to a Special Mandatory Redemption if a Brighthouse Stock Distribution Event Does Not Occur on or Prior to December 31, 2017
On June 22, 2017, Brighthouse issued $1.5 billion aggregate principal amount of 3.700% Senior Notes due 2027 and $1.5 billion aggregate principal amount of 4.700% Senior Notes due 2047 (collectively, the “2027 Senior Notes and 2047 Senior Notes”), for which a significant portion of the proceeds will be used to make a distribution to MetLife as partial consideration for MetLife’s transfer of assets to Brighthouse in connection with the Separation. While we and Brighthouse expect to complete the Separation in the near future, and have announced a distribution date of August 4, 2017, unanticipated developments could delay, prevent or otherwise adversely affect the currently proposed distribution, including possible problems with the continuing validity of a ruling from the IRS and an opinion from MetLife’s tax advisor regarding certain U.S. federal income tax matters, and disruptions in the capital and financial markets. Therefore, we cannot assure that we will complete the Separation in the form, on the terms or on the timeline that we have announced, if at all.
If a Brighthouse Stock Distribution Event (as defined below) has not occurred on or prior to December 31, 2017, Brighthouse will be required to redeem the 2027 Senior Notes and 2047 Senior Notes, in whole, at a redemption price equal to 101% of the then-outstanding aggregate principal amount of the 2027 Senior Notes and 2047 Senior Notes, together with accrued and unpaid interest on such notes from the issue date or the last date on which interest has been paid, as applicable, to, but excluding, the special mandatory redemption date. A “Brighthouse Stock Distribution Event” will occur upon completion of both (i) the contribution by MetLife of all of the voting common interests in Brighthouse Holdings, LLC, including but not limited to, its direct and indirect subsidiaries, Brighthouse Insurance, NELICO, Brighthouse Insurance NY and Brighthouse Reinsurance Company of Delaware, to Brighthouse and (ii) the consummation of the transfer by us of at least 80.1% of the shares of Brighthouse common stock to one or more persons, other than MetLife or any of our affiliates (excluding, for the avoidance of doubt, the MetLife Policyholder Trust), as part of the Separation through a spin-off to the holders of our common stock, a public offering of shares in an independent, publicly traded company, or a sale.

If Brighthouse Is Unable to Redeem the 2027 Senior Notes and 2047 Senior Notes in the Event of a Special Mandatory Redemption, We May Have to Fund Any Guarantee of a Special Mandatory Redemption
The net proceeds from the offering of the 2027 Senior Notes and 2047 Senior Notes were not placed into escrow and are available to Brighthouse for use without restriction of any kind, including to pay a dividend to us. Holders of notes do not have any security interest in such proceeds. Accordingly, Brighthouse will need to fund any special mandatory redemption using cash that it voluntarily retained or from other sources of liquidity (including drawings or indebtedness incurred under the Brighthouse credit facilities). In the event of a special mandatory redemption, there can be no assurances that Brighthouse will have sufficient funds to redeem any or all of the 2027 Senior Notes and 2047 Senior Notes. Brighthouse’s failure to redeem the 2027 Senior Notes and 2047 Senior Notes as will be required under the indenture governing the 2027 Senior Notes and 2047 Senior Notes would result in a default under the indenture, which could result in defaults under any other indebtedness outstanding at the time. In addition, Brighthouse’s ability to redeem or purchase the 2027 Senior Notes and 2047 Senior Notes for cash may be limited by the law or terms of other agreements relating to its other indebtedness outstanding at the time. While in the event of a special mandatory redemption, MetLife has guaranteed Brighthouse’s obligations to redeem the 2027 Senior Notes and 2047 Senior Notes, any net proceeds of the offering of the 2027 Senior Notes and 2047 Senior Notes that are used to pay a dividend to MetLife will not be available to us for use at any time without restriction. Accordingly, we will need to fund any guarantee of the special mandatory redemption using our cash on hand or other sources of liquidity.
If the Spin-off Distribution Were to Fail to Qualify for Non-recognition Treatment for U.S. Federal Income Tax Purposes, Then We and Our Shareholders Could be Subject to Significant Tax Liabilities
The spin-off distribution is conditioned on the continued validity as of the distribution date of a private letter ruling that we have received from the IRS regarding certain significant issues under the Code, and continued validity of an opinion from tax counsel that the distribution will qualify for non-recognition of gain or loss to us and our shareholders pursuant to Sections 355 and 361 of the Code, except to the extent of cash received in lieu of fractional shares, each subject to the accuracy of and compliance with certain representations, assumptions and covenants therein.
Notwithstanding the receipt of the private letter ruling and the tax opinion, the IRS could determine that the distribution should be treated as a taxable transaction, for example, if it determines that any of the representations, assumptions or covenants on which the private letter ruling is based are untrue or have been violated. Furthermore, as part of the IRS’s policy, the IRS did not determine whether the distribution satisfies certain conditions that are necessary to qualify for non-recognition treatment. Rather, the private letter ruling is based on representations by us and Brighthouse that these conditions have been satisfied. The tax opinion will address the satisfaction of these conditions.
The tax opinion is not binding on the IRS or the courts, and there can be no assurance that the IRS or a court will not take a contrary position. In addition, the tax counsel will rely on certain representations and covenants to be delivered by us and Brighthouse.
If the IRS ultimately determines that the distribution is taxable, the distribution could be treated as a taxable dividend or capital gain to MetLife shareholders receiving shares of Brighthouse stock in the distribution for U.S. federal income tax purposes, and such shareholders could incur significant U.S. federal income tax liabilities. In addition, if the IRS ultimately determines that the distribution is taxable, we and Brighthouse could incur significant U.S. federal income tax liabilities, and either we or Brighthouse could have an indemnification obligation to the other, depending on the circumstances.
We Intend to Agree to Certain Restrictions to Preserve the Non-recognition Tax Treatment of the Transactions, Which May Reduce Our Strategic and Operating Flexibility
Even if the spin-off distribution otherwise qualifies for non-recognition of gain or loss under Section 355 of the Code, it may be taxable to us, but not our shareholders, under Section 355(e) of the Code if 50% or more (by vote or value) of our common stock or Brighthouse’s common stock is acquired as part of a plan or series of related transactions that include the distribution. For this purpose, any acquisitions of our or Brighthouse’ s common stock within two years before or after the distribution are presumed to be part of such a plan, although we or Brighthouse may be able to rebut that presumption based on either applicable facts and circumstances or a “safe harbor” described in the tax regulations. Therefore, under the tax separation agreement with Brighthouse, we are restricted from certain activities and have indemnity obligations which may limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business, and might discourage or delay a strategic transaction that our shareholders may consider favorable. Any payments required under these indemnity obligations could be significant and could materially adversely affect our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Purchases of common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended June 30, 2017 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 — April 30, 2017	5,459,056	$52.21	5,458,993	$1,554,993,554
May 1 — May 31, 2017	6,536,379	$51.55	6,536,261	$1,218,037,182
June 1 — June 30, 2017	6,320,922	$52.21	6,320,922	$888,037,939
__________________

(1)
Except for the foregoing, there were no shares of common stock which were repurchased by MetLife, Inc. During the periods April 1 through April 30, 2017, May 1 through May 31, 2017 and June 1 through June 30, 2017, separate account index funds purchased 63 shares, 118 shares and 0 shares, respectively, of common stock on the open market in nondiscretionary transactions.

(2)
At June 30, 2017, MetLife, Inc. had $888 million of common stock repurchases remaining under the authorization approved by its Board of Directors. For more information on common stock repurchases, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Common Stock Repurchases,” “Risk Factors — Capital-Related Risks — Legal and Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” included in the 2016 Annual Report and Note 16 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report.

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

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METLIFE, INC.

By:	/s/ William O’Donnell
Name: William O’Donnell Title: Executive Vice President and Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)
Date: August 3, 2017

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

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

E - 1