Form 10-Q
period 2017-09-30
METLIFE INC
filed 2017-11-06
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017
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
At October 25, 2017, 1,052,299,271 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

		Page
Part I — Financial Information
Item 1.	Financial Statements (at September 30, 2017 (Unaudited) and December 31, 2016 and for the Three Months and Nine Months Ended September 30, 2017 and 2016 (Unaudited))
	Interim Condensed Consolidated Balance Sheets	3
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	4
	Interim Condensed Consolidated Statements of Equity	5
	Interim Condensed Consolidated Statements of Cash Flows	6
	Notes to the Interim Condensed Consolidated Financial Statements:
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	7
	Note 2 — Segment Information	12
	Note 3 — Separation	19
	Note 4 — Insurance	28
	Note 5 — Closed Block	30
	Note 6 — Investments	33
	Note 7 — Derivatives	47
	Note 8 — Fair Value	63
	Note 9 — Junior Subordinated Debt Securities	85
	Note 10 — Equity	85
	Note 11 — Other Expenses	90
	Note 12 — Employee Benefit Plans	91
	Note 13 — Income Tax	92
	Note 14 — Earnings Per Common Share	92
	Note 15 — Contingencies, Commitments and Guarantees	93
	Note 16 — Subsequent Events	100
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	101
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	186
Item 4.	Controls and Procedures	187

Part II — Other Information
Item 1.	Legal Proceedings	188
Item 1A.	Risk Factors	190
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	192
Item 6.	Exhibits	193

Signatures		195

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
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of MetLife, Inc., its subsidiaries and affiliates. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission. These factors include: (1) difficult conditions in the global capital markets; (2) increased volatility and disruption of the global capital and credit markets, which may affect our ability to meet liquidity needs and access capital, including through our credit facilities, generate fee income and market-related revenue and finance statutory reserve requirements and may require us to pledge collateral or make payments related to declines in value of specified assets, including assets supporting risks ceded to certain of our captive reinsurers or hedging arrangements associated with those risks; (3) exposure to global financial and capital market risks, including as a result of the United Kingdom’s notice of withdrawal from the European Union, other disruption in Europe and possible withdrawal of one or more countries from the Euro zone; (4) impact on us of comprehensive financial services regulation reform, including potential regulation of MetLife, Inc. as a non-bank systemically important financial institution, or otherwise; (5) numerous rulemaking initiatives required or permitted by the Dodd-Frank Wall Street Reform and Consumer Protection Act which may impact how we conduct our business, including those compelling the liquidation of certain financial institutions; (6) regulatory, legislative or tax changes relating to our insurance, international, or other operations that may affect the cost of, or demand for, our products or services, or increase the cost or administrative burdens of providing benefits to employees; (7) adverse results or other consequences from litigation, arbitration or regulatory investigations; (8) unanticipated or adverse developments that could adversely affect our achieving expected operational or other benefits from the separation of Brighthouse Financial, Inc. and it subsidiaries (“Brighthouse”); (9) our equity market exposure to Brighthouse Financial, Inc. following the separation of Brighthouse; (10) liabilities, losses or indemnification obligations arising from our transitional services, investment management or tax arrangements or other agreements with Brighthouse; (11) failure of the separation of Brighthouse to qualify for intended tax-free treatment; (12) our ability to address difficulties, unforeseen liabilities, asset impairments, or rating agency actions arising from (a) business acquisitions and integrating and managing the growth of such acquired businesses, (b) dispositions of businesses via sale, initial public offering, spin-off or otherwise, including failure to achieve projected operational benefit from such transactions and any restrictions, liabilities, losses or indemnification obligations arising from any transitional services or tax arrangements related to the separation of any business, or from the failure of such a separation to qualify for any intended tax-free treatment, (c) entry into joint ventures, or (d) legal entity reorganizations; (13) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (14) investment losses and defaults, and changes to investment valuations; (15) changes in assumptions related to investment valuations, deferred policy acquisition costs, deferred sales inducements, value of business acquired or goodwill; (16) impairments of goodwill and realized losses or market value impairments to illiquid assets; (17) defaults on our mortgage loans; (18) the defaults or deteriorating credit of other financial institutions that could adversely affect us; (19) economic, political, legal, currency and other risks relating to our international operations, including with respect to fluctuations of exchange rates; (20) downgrades in our claims paying ability, financial strength or credit ratings; (21) a deterioration in the experience of the closed block established in connection with the reorganization of Metropolitan Life Insurance Company; (22) availability and effectiveness of reinsurance, hedging or indemnification arrangements, as well as any default or failure of counterparties to perform; (23) differences between actual claims experience and underwriting and reserving assumptions; (24) ineffectiveness of risk management policies and procedures; (25) catastrophe losses; (26) increasing cost and limited market capacity for statutory life insurance reserve financings; (27) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, and for personnel; (28) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity, and any adjustment for nonperformance risk; (29) legal, regulatory and other restrictions affecting MetLife, Inc.’s ability to pay dividends and repurchase common stock; (30) MetLife, Inc.’s and its subsidiary holding companies’ primary reliance, as holding companies, on dividends from subsidiaries to meet free cash flow targets and debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (31) the possibility that MetLife, Inc.’s Board of Directors may influence the outcome of stockholder votes through the voting provisions of the MetLife Policyholder Trust; (32) changes in accounting standards, practices and/or policies; (33) increased expenses relating to pension and postretirement benefit plans, as well as health care and other employee benefits; (34) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (35) difficulties in marketing and distributing products through our distribution channels; (36) provisions of laws and our incorporation documents may delay, deter or prevent takeovers and corporate combinations involving MetLife; (37) the effects of business disruption or economic contraction due to disasters such as terrorist attacks, cyberattacks, other hostilities, or natural catastrophes, including any related impact on the value of our investment portfolio, our disaster recovery systems, cyber- or other information security systems and management continuity planning; (38) any failure to protect the confidentiality of client information; (39) the effectiveness of our programs and practices in avoiding giving our associates incentives to take excessive risks; and (40) other risks and uncertainties described from time to time in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission.
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
Note Regarding Reliance on Statements in Our Contracts
See “Item 6. Exhibits — Note Regarding Reliance on Statements in Our Contracts” for information regarding agreements included as exhibits to this Quarterly Report on Form 10-Q.

Part I — Financial Information
Item 1. Financial Statements
MetLife, Inc.
Interim Condensed Consolidated Balance Sheets
September 30, 2017 (Unaudited) and December 31, 2016
(In millions, except share and per share data)

	September 30, 2017	December 31, 2016
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $286,684 and $271,701, respectively)	$308,894	$289,563
Equity securities available-for-sale, at estimated fair value (cost: $2,386 and $2,464, respectively)	2,776	2,894
Fair value option securities, at estimated fair value (includes $7 and $8, respectively, relating to variable interest entities)	16,538	13,923
Mortgage loans (net of valuation allowances of $316 and $304, respectively; includes $564 and $566, respectively, under the fair value option)	68,057	65,167
Policy loans	9,585	9,511
Real estate and real estate joint ventures (includes $61 and $59, respectively, of real estate held-for-sale)	9,486	8,891
Other limited partnership interests (includes $0 and $14, respectively, relating to variable interest entities)	5,501	5,136
Short-term investments, principally at estimated fair value	7,217	6,523
Other invested assets (includes $133 and $31, respectively, relating to variable interest entities)	17,652	19,303
Total investments	445,706	420,911
Cash and cash equivalents, principally at estimated fair value (includes $9 and $1, respectively, relating to variable interest entities)	13,023	12,651
Accrued investment income	3,692	3,308
Premiums, reinsurance and other receivables (includes $3 and $2, respectively, relating to variable interest entities)	18,588	15,445
Deferred policy acquisition costs and value of business acquired	18,399	17,590
Current income tax recoverable	3	20
Goodwill	9,556	9,220
Assets of disposed subsidiary	—	216,983
Other assets (includes $3 and $3, respectively, relating to variable interest entities)	8,149	7,058
Separate account assets	203,399	195,578
Total assets	$720,515	$898,764
Liabilities and Equity
Liabilities
Future policy benefits	$176,005	$166,701
Policyholder account balances	182,513	173,168
Other policy-related balances	15,026	13,030
Policyholder dividends payable	730	696
Policyholder dividend obligation	2,201	1,931
Payables for collateral under securities loaned and other transactions	27,132	25,873
Short-term debt	214	242
Long-term debt (includes $6 and $12, respectively, at estimated fair value, relating to variable interest entities)	16,688	16,441
Collateral financing arrangement	1,220	1,274
Junior subordinated debt securities	3,144	3,169
Liabilities of disposed subsidiary	—	202,707
Deferred income tax liability	8,554	6,774
Other liabilities	26,745	23,700
Separate account liabilities	203,399	195,578
Total liabilities	663,571	831,284
Contingencies, Commitments and Guarantees (Note 14)
Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $2,100 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,167,535,225 and 1,164,029,985 shares issued, respectively; 1,054,286,620 and 1,095,519,005 shares outstanding, respectively	12	12
Additional paid-in capital	31,066	30,944
Retained earnings	24,410	34,480
Treasury stock, at cost; 113,248,605 and 68,510,980 shares, respectively	(5,779)	(3,474)
Accumulated other comprehensive income (loss)	7,005	5,347
Total MetLife, Inc.’s stockholders’ equity	56,714	67,309
Noncontrolling interests	230	171
Total equity	56,944	67,480
Total liabilities and equity	$720,515	$898,764
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Nine Months Ended September 30, 2017 and 2016 (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Premiums	$10,876	$9,839	$29,421	$27,956
Universal life and investment-type product policy fees	1,428	1,341	4,152	4,127
Net investment income	4,295	4,609	12,909	12,527
Other revenues	301	356	935	1,309
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(6)	(4)	(8)	(74)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	1	(5)	1	(9)
Other net investment gains (losses)	(601)	240	(432)	681
Total net investment gains (losses)	(606)	231	(439)	598
Net derivative gains (losses)	(190)	(543)	(663)	1,438
Total revenues	16,104	15,833	46,315	47,955
Expenses
Policyholder benefits and claims	10,645	9,612	28,923	27,394
Interest credited to policyholder account balances	1,338	1,544	4,081	3,819
Policyholder dividends	302	302	925	924
Other expenses	3,318	3,216	9,904	10,296
Total expenses	15,603	14,674	43,833	42,433
Income (loss) from continuing operations before provision for income tax	501	1,159	2,482	5,522
Provision for income tax expense (benefit)	(392)	135	(148)	1,253
Income (loss) from continuing operations, net of income tax	893	1,024	2,630	4,269
Income (loss) from discontinued operations, net of income tax	(968)	(451)	(989)	(1,379)
Net income (loss)	(75)	573	1,641	2,890
Less: Net income (loss) attributable to noncontrolling interests	6	(4)	12	2
Net income (loss) attributable to MetLife, Inc.	(81)	577	1,629	2,888
Less: Preferred stock dividends	6	6	58	58
Net income (loss) available to MetLife, Inc.’s common shareholders	$(87)	$571	$1,571	$2,830
Comprehensive income (loss)	$(182)	$(463)	$4,623	$11,809
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	10	(3)	16	97
Comprehensive income (loss) attributable to MetLife, Inc.	$(192)	$(460)	$4,607	$11,712

Income (Loss) from Continuing Operations:
Basic	$0.83	$0.93	$2.38	$3.82
Diluted	$0.82	$0.92	$2.36	$3.80
Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$(0.08)	$0.52	$1.46	$2.57
Diluted	$(0.08)	$0.51	$1.45	$2.55
Cash dividends declared per common share	$0.400	$0.400	$1.200	$1.175
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Equity
For the Nine Months Ended September 30, 2017 and 2016 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$—	$12	$30,944	$34,480	$(3,474)	$5,347	$67,309	$171	$67,480
Treasury stock acquired in connection with share repurchases					(2,305)		(2,305)		(2,305)
Stock-based compensation			122				122		122
Dividends on preferred stock				(58)			(58)		(58)
Dividends on common stock				(1,295)			(1,295)		(1,295)
Distribution of Brighthouse (Note 3)				(10,346)		(1,320)	(11,666)		(11,666)
Change in equity of noncontrolling interests							—	43	43
Net income (loss)				1,629			1,629	12	1,641
Other comprehensive income (loss), net of income tax						2,978	2,978	4	2,982
Balance at September 30, 2017	$—	$12	$31,066	$24,410	$(5,779)	$7,005	$56,714	$230	$56,944

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	$—	$12	$30,749	$35,519	$(3,102)	$4,771	$67,949	$470	$68,419
Treasury stock acquired in connection with share repurchases					(70)		(70)		(70)
Stock-based compensation			48				48		48
Dividends on preferred stock				(58)			(58)		(58)
Dividends on common stock				(1,295)			(1,295)		(1,295)
Change in equity of noncontrolling interests							—	(387)	(387)
Net income (loss)				2,888			2,888	2	2,890
Other comprehensive income (loss), net of income tax						8,824	8,824	95	8,919
Balance at September 30, 2016	$—	$12	$30,797	$37,054	$(3,172)	$13,595	$78,286	$180	$78,466
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2017 and 2016 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2017	2016
Net cash provided by (used in) operating activities	$10,233	$9,131
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	66,544	101,614
Equity securities	904	1,019
Mortgage loans	6,721	10,518
Real estate and real estate joint ventures	689	323
Other limited partnership interests	882	1,025
Purchases of:
Fixed maturity securities	(76,010)	(108,418)
Equity securities	(705)	(802)
Mortgage loans	(9,988)	(14,686)
Real estate and real estate joint ventures	(1,078)	(958)
Other limited partnership interests	(1,064)	(806)
Cash received in connection with freestanding derivatives	4,890	3,258
Cash paid in connection with freestanding derivatives	(7,404)	(4,317)
Cash disposed due to distribution of Brighthouse	(663)	—
Sales of businesses, net of cash and cash equivalents disposed of $0 and $135, respectively	—	156
Purchases of businesses	(211)	—
Purchases of investments in operating joint ventures	—	(39)
Net change in policy loans	(16)	201
Net change in short-term investments	(209)	(2,232)
Net change in other invested assets	(184)	(58)
Other, net	(256)	(384)
Net cash provided by (used in) investing activities	(17,158)	(14,586)
Cash flows from financing activities
Policyholder account balances:
Deposits	67,565	65,225
Withdrawals	(62,233)	(61,145)
Net change in payables for collateral under securities loaned and other transactions	2,316	7,227
Long-term debt issued	3,657	—
Long-term debt repaid	(60)	(1,273)
Collateral financing arrangements repaid	(2,852)	(55)
Distribution of Brighthouse	(2,793)	—
Financing element on certain derivative instruments and other derivative related transactions, net	(109)	(336)
Treasury stock acquired in connection with share repurchases	(2,305)	(70)
Dividends on preferred stock	(58)	(58)
Dividends on common stock	(1,295)	(1,295)
Other, net	(144)	60
Net cash provided by (used in) financing activities	1,689	8,280
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	382	306
Change in cash and cash equivalents	(4,854)	3,131
Cash and cash equivalents, beginning of period	17,877	12,752
Cash and cash equivalents, end of period	$13,023	$15,883
Cash and cash equivalents, of disposed subsidiary, beginning of period	$5,226	$1,570
Cash and cash equivalents, of disposed subsidiary, end of period	$—	$2,825
Cash and cash equivalents, from continuing operations, beginning of period	$12,651	$11,182
Cash and cash equivalents, from continuing operations, end of period	$13,023	$13,058

	Nine Months Ended September 30,
	2017	2016
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$806	$875
Income tax	$633	$464
Non-cash transactions:
Disposal of Brighthouse (See Note 3):
Assets disposed	$225,502	$—
Liabilities disposed	(210,999)	—
Net assets disposed	$14,503	$—
Cash disposed	(3,456)	—
Net non-cash disposed	$11,047	$—
Fixed maturity securities received in connection with pension risk transfer transactions	$—	$985
Reduction of fixed maturity securities in connection with a reinsurance transaction	$—	$224
Deconsolidation of operating joint venture:
Reduction of fixed maturity securities	$—	$917
Reduction of noncontrolling interests	$—	$373

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
“MetLife” and the “Company” refer to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates. MetLife is one of the world’s leading financial services companies, providing insurance, annuities, employee benefits and asset management. MetLife is organized into five segments: U.S.; Asia; Latin America; Europe, the Middle East and Africa (“EMEA”); and MetLife Holdings.
On August 4, 2017, MetLife, Inc. completed the separation of Brighthouse Financial, Inc. and its subsidiaries (“Brighthouse”) through a distribution of 96,776,670 shares of Brighthouse Financial, Inc. common stock to the MetLife, Inc. common shareholders (the “Separation”). See Note 3 for additional information on the Separation.
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
Discontinued Operations
The results of operations of a component of the Company that has either been disposed of or is classified as held-for-sale are reported in discontinued operations if certain criteria are met. A disposal of a component is reported as discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the Company’s operations and financials. The results of Brighthouse are reflected in the Company’s interim condensed consolidated financial statements as discontinued operations. Prior period results have been revised to reflect discontinued operations. Intercompany transactions between the Company and Brighthouse prior to the Separation have been eliminated. Transactions between the Company and Brighthouse after the Separation are reflected in continuing operations for the Company. See Note 3 for information on discontinued operations and transactions with Brighthouse.
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
Future Adoption of New Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board (“FASB”) issued new guidance on hedging activities (Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities). The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings. Early adoption is permitted. The new guidance simplifies the application of hedge accounting in certain situations and amends the hedge accounting model to enable entities to better portray the economics of their risk management activities in the financial statements. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In May 2017, the FASB issued new guidance on share-based payment awards (ASU 2017-09, Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The new guidance should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted. The ASU includes guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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
In February 2017, the FASB issued new guidance on derecognition of nonfinancial assets (ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption was permitted for interim or annual reporting periods beginning after December 15, 2016. The guidance may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The new guidance clarifies the scope and accounting of a financial asset that meets the definition of an “in-substance nonfinancial asset” and defines the term, “in-substance nonfinancial asset.” The ASU also adds guidance for partial sales of nonfinancial assets. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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
In February 2016, the FASB issued new guidance on leasing transactions (ASU 2016-02, Leases - Topic 842). The new guidance is effective for the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires a modified retrospective transition approach. Early adoption is permitted. The new guidance requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. Leases would be classified as finance or operating leases and both types of leases will be recognized on the balance sheet. Lessor accounting will remain largely unchanged from current guidance except for certain targeted changes. The new guidance will also require new qualitative and quantitative disclosures. The Company’s implementation efforts are primarily focused on the review of its existing lease contracts, as well as identification of other contracts that may fall under the scope of the new guidance. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

In January 2016, the FASB issued new guidance (ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities) on the recognition and measurement of financial instruments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for the instrument-specific credit risk provision. The new guidance changes the current accounting guidance related to (i) the classification and measurement of certain equity investments, (ii) the presentation of changes in the fair value of financial liabilities measured under the fair value option (“FVO”) that are due to instrument-specific credit risk, and (iii) certain disclosures associated with the fair value of financial instruments. Additionally, there will no longer be a requirement to assess equity securities for impairment since such securities will be measured at fair value through net income. The Company has assessed the population of financial instruments that are subject to the new guidance and has determined that the most significant impact will be the requirement to report changes in fair value in net income each reporting period for all equity securities currently classified as available-for-sale (“AFS”) and to a lesser extent, other limited partnership interests and real estate joint ventures that are currently accounted for under the cost method. The estimated impact, using values as of September 30, 2017, related to the change in accounting for equity securities AFS, was $250 million of net unrealized investment gains, net of income tax, which would be reclassified from accumulated other comprehensive income (“AOCI”) to retained earnings. The estimated financial statement impact related to cost method other limited partnership interests and real estate joint ventures was not material.
In May 2014, the FASB issued a comprehensive new revenue recognition standard (ASU 2014-09, Revenue from Contracts with Customers (Topic 606)), effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company will apply this guidance retrospectively with a cumulative-effect adjustment as of January 1, 2018. The new guidance will supersede nearly all existing revenue recognition guidance under U.S. GAAP. However, it will not impact the accounting for insurance and investment contracts within the scope of Accounting Standards Codification Topic 944, Financial Services - Insurance, leases, financial instruments and certain guarantees. For those contracts that are impacted, the new guidance will require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, in exchange for those goods or services. Given the scope of the new revenue recognition guidance, the Company does not expect the adoption to have a material impact on its consolidated revenues or statements of operations, with the Company’s implementation efforts primarily focused on other revenues on the consolidated statements of operations. Other revenues on the consolidated statements of operations represents less than 3% of consolidated total revenues for the nine months ended September 30, 2017. Based on implementation efforts completed to date, the Company has identified revenue streams within the scope of the guidance and is evaluating the related contracts, primarily consisting of prepaid legal plans and administrative-only contracts in the U.S. segment, advisory fees in the MetLife Holdings segment, and fee-based investment management services in Corporate & Other. While the Company has not yet identified any material changes in the recognition and measurement of other revenue, the Company’s assessment is ongoing, including the consideration of the new disclosure requirements.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

2. Segment Information
Following the Separation and the elimination of the Brighthouse Financial segment, as described in Note 3, MetLife is organized into five segments: U.S.; Asia; Latin America; EMEA; and MetLife Holdings. In addition, the Company reports certain of its results of operations in Corporate & Other.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Corporate & Other
Corporate & Other contains the excess capital, as well as certain charges and activities, not allocated to the segments, including external integration and disposition costs, internal resource costs for associates committed to acquisitions and dispositions, enterprise-wide strategic initiative restructuring charges and various start-up businesses (including expatriate benefits insurance and the investment management business through which the Company offers fee-based investment management services to institutional clients, as well as the direct to consumer portion of the U.S. Direct business). Corporate & Other also includes interest expense related to the majority of the Company’s outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. In addition, Corporate & Other includes the elimination of intersegment amounts, which generally relate to affiliated reinsurance and intersegment loans, which bear interest rates commensurate with related borrowings. As a result of the Separation, Corporate & Other includes corporate overhead costs previously allocated to the former Brighthouse Financial segment.
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
The financial measures of operating revenues and operating expenses focus on the Company’s primary businesses principally by excluding the impact of market volatility, which could distort trends, and revenues and costs related to non-core products and certain entities required to be consolidated under GAAP. Also, these measures exclude results of discontinued operations under GAAP and other businesses that have been or will be sold or exited by MetLife but do not meet the discontinued operations criteria under GAAP and are referred to as divested businesses. Divested businesses also includes the net impact of transactions with exited businesses that have been eliminated in consolidation under GAAP and costs relating to businesses that have been or will be sold or exited by MetLife that do not meet the criteria to be included in results of discontinued operations under GAAP. In addition, for the three months ended March 31, 2016 and the nine months ended September 30, 2016, operating revenues and operating expenses exclude the financial impact of converting the Company’s Japan operations to calendar year-end reporting without retrospective application of this change to prior periods and is referred to as lag elimination. Operating revenues also excludes net investment gains (losses) and net derivative gains (losses). Operating expenses also excludes goodwill impairments.
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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and nine months ended September 30, 2017 and 2016. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
Three Months Ended September 30, 2017	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$6,987	$1,696	$701	$527	$989	$13	$10,913	$(37)	$10,876
Universal life and investment-type product policy fees	247	458	229	109	349	—	1,392	36	1,428
Net investment income	1,602	762	299	77	1,390	26	4,156	139	4,295
Other revenues	197	11	7	(2)	37	65	315	(14)	301
Net investment gains (losses)	—	—	—	—	—	—	—	(606)	(606)
Net derivative gains (losses)	—	—	—	—	—	—	—	(190)	(190)
Total revenues	9,033	2,927	1,236	711	2,765	104	16,776	(672)	16,104
Expenses
Policyholder benefits and claims and policyholder dividends	6,904	1,223	640	282	1,661	7	10,717	230	10,947
Interest credited to policyholder account balances	376	349	99	26	255	—	1,105	233	1,338
Capitalization of DAC	(126)	(420)	(94)	(109)	(14)	(2)	(765)	4	(761)
Amortization of DAC and VOBA	118	424	—	78	(70)	3	553	73	626
Amortization of negative VOBA	—	(24)	(1)	(5)	—	—	(30)	(2)	(32)
Interest expense on debt	2	—	1	—	2	279	284	—	284
Other expenses	933	905	377	347	322	237	3,121	80	3,201
Total expenses	8,207	2,457	1,022	619	2,156	524	14,985	618	15,603
Provision for income tax expense (benefit)	280	156	51	21	199	(90)	617	(1,009)	(392)
Operating earnings	$546	$314	$163	$71	$410	$(330)	1,174
Adjustments to:
Total revenues							(672)
Total expenses							(618)
Provision for income tax (expense) benefit							1,009
Income (loss) from continuing operations, net of income tax							$893		$893

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
Three Months Ended September 30, 2016	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,936	$1,822	$653	$500	$1,093	$41	$10,045	$(206)	$9,839
Universal life and investment-type product policy fees	245	394	227	104	357	—	1,327	14	1,341
Net investment income	1,590	707	311	81	1,537	53	4,279	330	4,609
Other revenues	192	12	11	17	105	22	359	(3)	356
Net investment gains (losses)	—	—	—	—	—	—	—	231	231
Net derivative gains (losses)	—	—	—	—	—	—	—	(543)	(543)
Total revenues	7,963	2,935	1,202	702	3,092	116	16,010	(177)	15,833
Expenses
Policyholder benefits and claims and policyholder dividends	5,894	1,363	681	257	1,853	31	10,079	(165)	9,914
Interest credited to policyholder account balances	322	331	85	28	261	(1)	1,026	518	1,544
Capitalization of DAC	(124)	(440)	(83)	(103)	(44)	1	(793)	23	(770)
Amortization of DAC and VOBA	117	331	(2)	106	219	1	772	(112)	660
Amortization of negative VOBA	—	(46)	(1)	(3)	—	—	(50)	(5)	(55)
Interest expense on debt	2	—	1	—	15	275	293	(13)	280
Other expenses	912	930	335	332	401	85	2,995	106	3,101
Total expenses	7,123	2,469	1,016	617	2,705	392	14,322	352	14,674
Provision for income tax expense (benefit)	288	142	53	11	121	(288)	327	(192)	135
Operating earnings	$552	$324	$133	$74	$266	$12	1,361
Adjustments to:
Total revenues							(177)
Total expenses							(352)
Provision for income tax (expense) benefit							192
Income (loss) from continuing operations, net of income tax							$1,024		$1,024

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
Nine Months Ended September 30, 2017	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$18,049	$5,063	$1,993	$1,534	$3,070	$59	$29,768	$(347)	$29,421
Universal life and investment-type product policy fees	763	1,199	764	296	1,056	—	4,078	74	4,152
Net investment income	4,789	2,193	891	229	4,232	107	12,441	468	12,909
Other revenues	600	32	24	43	170	185	1,054	(119)	935
Net investment gains (losses)	—	—	—	—	—	—	—	(439)	(439)
Net derivative gains (losses)	—	—	—	—	—	—	—	(663)	(663)
Total revenues	24,201	8,487	3,672	2,102	8,528	351	47,341	(1,026)	46,315
Expenses
Policyholder benefits and claims and policyholder dividends	18,017	3,785	1,869	821	5,117	33	29,642	206	29,848
Interest credited to policyholder account balances	1,086	1,003	275	75	767	1	3,207	874	4,081
Capitalization of DAC	(342)	(1,268)	(264)	(301)	(71)	(6)	(2,252)	34	(2,218)
Amortization of DAC and VOBA	346	1,005	146	260	143	5	1,905	40	1,945
Amortization of negative VOBA	—	(91)	(1)	(13)	—	—	(105)	(8)	(113)
Interest expense on debt	8	—	4	—	22	833	867	(16)	851
Other expenses	2,756	2,675	1,060	995	1,032	649	9,167	272	9,439
Total expenses	21,871	7,109	3,089	1,837	7,010	1,515	42,431	1,402	43,833
Provision for income tax expense (benefit)	782	459	123	47	488	(642)	1,257	(1,405)	(148)
Operating earnings	$1,548	$919	$460	$218	$1,030	$(522)	3,653
Adjustments to:
Total revenues							(1,026)
Total expenses							(1,402)
Provision for income tax (expense) benefit							1,405
Income (loss) from continuing operations, net of income tax							$2,630		$2,630

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
Nine Months Ended September 30, 2016	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$16,127	$5,161	$1,885	$1,519	$3,312	$50	$28,054	$(98)	$27,956
Universal life and investment-type product policy fees	743	1,114	764	294	1,073	2	3,990	137	4,127
Net investment income	4,615	2,003	809	244	4,489	141	12,301	226	12,527
Other revenues	589	45	26	56	512	70	1,298	11	1,309
Net investment gains (losses)	—	—	—	—	—	—	—	598	598
Net derivative gains (losses)	—	—	—	—	—	—	—	1,438	1,438
Total revenues	22,074	8,323	3,484	2,113	9,386	263	45,643	2,312	47,955
Expenses
Policyholder benefits and claims and policyholder dividends	16,210	3,923	1,814	801	5,603	23	28,374	(56)	28,318
Interest credited to policyholder account balances	967	974	249	87	780	5	3,062	757	3,819
Capitalization of DAC	(356)	(1,251)	(236)	(310)	(240)	(7)	(2,400)	(22)	(2,422)
Amortization of DAC and VOBA	353	921	127	311	636	7	2,355	(303)	2,052
Amortization of negative VOBA	—	(167)	(1)	(10)	—	—	(178)	(43)	(221)
Interest expense on debt	7	—	1	—	43	862	913	(38)	875
Other expenses	2,772	2,658	968	1,001	1,861	401	9,661	351	10,012
Total expenses	19,953	7,058	2,922	1,880	8,683	1,291	41,787	646	42,433
Provision for income tax expense (benefit)	720	377	141	32	203	(658)	815	438	1,253
Operating earnings	$1,401	$888	$421	$201	$500	$(370)	3,041
Adjustments to:
Total revenues							2,312
Total expenses							(646)
Provision for income tax (expense) benefit							(438)
Income (loss) from continuing operations, net of income tax							$4,269		$4,269

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	September 30, 2017	December 31, 2016
	(In millions)
U.S.	$258,651	$253,683
Asia	134,070	120,656
Latin America	77,617	67,233
EMEA	30,244	25,596
MetLife Holdings	185,054	184,276
Corporate & Other (1)	34,879	247,320
Total	$720,515	$898,764
__________________

(1)	Includes assets of disposed subsidiary of $216,983 million at December 31, 2016.
3. Separation
Separation of Brighthouse
In January 2016, MetLife, Inc. announced its plan to separate a substantial portion of its former Retail segment, as well as certain portions of its former Corporate Benefit Funding segment and Corporate & Other. MetLife, Inc. subsequently re-segmented the business to be separated and rebranded it as “Brighthouse Financial.” On July 6, 2017, MetLife, Inc. announced that the U.S. Securities and Exchange Commission (“SEC”) declared Brighthouse Financial, Inc.’s registration statement on Form 10 effective. Additionally, all required state regulatory approvals were granted.
On August 4, 2017, MetLife, Inc. completed the separation of Brighthouse. MetLife, Inc. common shareholders received a distribution of one share of Brighthouse Financial, Inc. common stock for every 11 shares of MetLife, Inc. common stock they owned as of 5:00 p.m., New York City time, on the July 19, 2017 record date. Shareholders of MetLife, Inc. who owned less than 11 shares of common stock, or others who would have otherwise received fractional shares, received cash. MetLife, Inc. distributed 96,776,670 of the 119,773,106 shares of Brighthouse Financial, Inc. common stock outstanding, representing approximately 80.8% of those shares. Certain MetLife affiliates hold MetLife, Inc. common stock and, as a result, participated in the distribution.
The loss recognized in the third quarter of 2017 in connection with the Separation was $1,084 million, net of income tax, which includes: (i) a $1,061 million loss on MetLife's retained investment in Brighthouse Financial, Inc., (ii) a $42 million net tax charge and (iii) a $42 million charge, net of income tax, for transaction costs, partially offset by a $61 million gain, net of income tax, for previously deferred intercompany gains realized upon Separation. The $42 million net tax charge is comprised of a $1,093 million tax separation agreement charge offset by $1,051 million of Separation tax benefits. Of the $1,084 million total loss, net of income tax, a $104 million loss, net of income tax, was reported within continuing operations as (i) a $738 million net investment loss, (ii) a $147 million charge within policyholder benefits and claims, (iii) a $107 million charge within other expenses, and (iv) an $888 million income tax benefit. The remaining $980 million loss was reported within discontinued operations, which primarily includes a tax-related charge.
For the nine months ended September 30, 2017, the loss recognized in connection with the Separation was $1,347 million, net of income tax, which included additional transaction costs. Of the $1,347 million total loss, net of income tax, a $176 million loss, net of income tax, was reported within continuing operations as (i) a $738 million net investment loss, (ii) a $147 million charge within policyholder benefits and claims, (iii) a $218 million charge within other expenses, and (iv) a $927 million income tax benefit. The remaining $1,171 million loss was reported within discontinued operations, which primarily includes a tax-related charge.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Separation (continued)

MetLife, Inc. retained the remaining ownership interest of 22,996,436 shares, or 19.2%, of Brighthouse Financial, Inc. common stock and recognized its investment in Brighthouse Financial, Inc. common stock based on the NASDAQ reported market price. The Company elected to record the investment under the FVO as an observable measure of estimated fair value that is aligned with the Company’s intent to divest of the retained shares as soon as practicable. Subsequent changes in estimated fair value of the investment are recorded to net investment gains (losses). The estimated fair value of the Brighthouse Financial, Inc. common stock held by the Company (“FVO Brighthouse Common Stock”) as of September 30, 2017 was $1.4 billion reported within fair value option securities. In the third quarter of 2017, the Company recorded a $1,016 million mark-to-market loss on its retained investment in Brighthouse Financial, Inc. to net investment gains (losses) at Separation and an additional $45 million loss to net investment gains (losses) for the change in Brighthouse Financial, Inc.’s common stock share price from the Separation date to September 30, 2017. As of the Separation date, the Company evaluated the assets of Brighthouse for potential impairment, and determined that no impairment charge was required.
The Company incurred pre-tax Separation-related transaction costs of $64 million and $470 million for the three months and nine months ended September 30, 2017, respectively, primarily related to fees for the terminations of financing arrangements and professional services. The Company incurred pre-tax Separation-related transaction costs of $51 million and $108 million for the three months and nine months ended September 30, 2016, respectively, primarily related to professional services. For the three months and nine months ended September 30, 2017, the Company reported $39 million and $333 million, respectively, within discontinued operations for fees for the terminations of financing arrangements and costs required to complete the Separation. All other Separation-related transaction costs are recorded in other expenses and reported within continuing operations.
Upon Separation, MetLife, Inc. terminated a net worth maintenance agreement with Brighthouse Life Insurance Company of NY (formerly, First MetLife Investors Insurance Company) in accordance with its terms. See Schedule II included in the 2016 Annual Report for further information.
Agreements
In connection with the Separation, MetLife and Brighthouse entered into various agreements. The significant agreements were as follows:
Master Separation Agreement
MetLife entered into a master separation agreement with Brighthouse prior to the completion of the distribution. The master separation agreement sets forth agreements with Brighthouse relating to the ownership of certain assets and the allocation of certain liabilities in connection with the separation of Brighthouse from MetLife. It also sets forth other agreements governing the relationship with Brighthouse after the distribution, including certain payment obligations between the parties.
Tax Agreements
Immediately prior to the Separation, MetLife entered into a tax separation agreement with Brighthouse. Among other things, the tax separation agreement governs the allocation between MetLife and Brighthouse of the responsibility for the taxes of the MetLife group. The tax separation agreement also allocates rights, obligations and responsibilities in connection with certain administrative matters relating to the preparation of tax returns and control of tax audits and other proceedings relating to taxes. For the taxable periods prior to Separation, MetLife and Brighthouse have joint and several liability for the MetLife consolidated U.S. federal income tax returns’ current taxes (and the benefits of tax attributes such as losses) allocated to Brighthouse. The tax separation agreement provides that the Brighthouse allocation of taxes could vary depending upon the outcome of Internal Revenue Service examinations. Upon Separation, the Company recorded a current income tax receivable of $1.4 billion and a corresponding payable to Brighthouse reported in other liabilities. On October 2, 2017, in accordance with the tax separation agreement, $729 million of this amount was paid by MetLife to Brighthouse.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Separation (continued)

As part of the tax separation agreement, MetLife is liable for the U.S. federal income tax cost of a discrete Separation‑related tax charge incurred by Brighthouse. The income tax charge arises from the recapture of certain tax benefits incurred prior to Separation, and is caused by the deconsolidation of Brighthouse from the MetLife tax group at Separation. As a result, during the three months ended September 30, 2017, the Company recorded a decrease to current income tax recoverable and a charge to provision for income tax expense (benefit) of $1,093 million, which was reported in discontinued operations.
Additionally, MetLife has the right to receive future payments from Brighthouse for a tax asset that Brighthouse received as a result of restructuring prior to the Separation. Included in other assets at September 30, 2017, is a receivable from Brighthouse of $555 million related to these future payments.
Transactions Prior to the Separation
Prior to the Separation, the Company completed the following transactions in 2017. See “— Discontinued Operations” for additional information.
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
In July 2017, MetLife, Inc. contributed the voting common interests of Brighthouse Holdings, LLC, a subsidiary of MetLife, Inc., to Brighthouse Financial, Inc. Brighthouse Holdings, LLC is an intermediate holding company, which owns all of the subsidiaries within Brighthouse.
On August 3, 2017, Brighthouse Financial, Inc. paid a cash dividend to MetLife, Inc. of $1.8 billion in connection with the Separation.
Termination of Financing Arrangements
In April 2017, MetLife, Inc. and MetLife Reinsurance Company of South Carolina (“MRSC”) terminated the MRSC collateral financing arrangement associated with secondary guarantees. As a result, the $2.8 billion collateral financing arrangement liability outstanding was extinguished utilizing $2.8 billion of assets held in trust with the remaining $590 million of assets held in trust returned to MetLife, Inc. as a cash return of capital from a subsidiary. Total fees associated with the termination were $37 million and were reported in discontinued operations.
In April 2017, MetLife, Inc. and MetLife Reinsurance Company of Vermont (“MRV”) terminated the $4.3 billion committed facility, and MetLife, Inc. and MRSC terminated the $3.5 billion committed facility. Total fees associated with the terminations were $257 million and were reported in discontinued operations.
See Note 9 for discussion of impacts to the junior subordinated debentures as a result of the Separation.
New Financing Arrangements
In April 2017, BRCD entered into a new financing arrangement with a pool of highly rated third-party reinsurers with a total capacity of $10.0 billion. This financing arrangement consists of credit-linked notes that each has a term of 20 years.
In June 2017, Brighthouse Holdings, LLC issued 50,000 units of 6.50% fixed rate cumulative preferred units to MetLife, Inc. and in turn MetLife, Inc. sold the preferred units to third-party investors, for net proceeds of $49 million.
In June 2017, Brighthouse Financial, Inc. issued $1.5 billion of senior notes due in June 2027 (the “2027 Senior Notes”) which bear interest at a fixed rate of 3.70%, payable semi-annually. Also in June 2017, Brighthouse Financial, Inc. issued $1.5 billion of senior notes due in June 2047 (the “2047 Senior Notes,” and together with the 2027 Senior Notes, the “Senior Notes”) which bear interest at a fixed rate of 4.70%, payable semi-annually. In connection with the issuance of the Senior Notes, MetLife, Inc. had initially guaranteed the Senior Notes on a senior unsecured basis. The guarantee was released, in accordance with its terms, in connection with consummation of the Separation.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Separation (continued)

In June 2017, subsequent to the issuance of the Senior Notes, the borrowing capacity under Brighthouse Financial, Inc.’s three-year senior unsecured delayed draw term loan agreement (the “2016 Term Loan Agreement”) was decreased from $3.0 billion to $536 million. On July 21, 2017, concurrently with entering into a new term loan agreement described below, Brighthouse Financial, Inc. terminated the 2016 Term Loan Agreement without penalty.
In July 2017, Brighthouse Financial, Inc. entered into a new $600 million senior unsecured delayed draw term loan agreement (the “2017 Term Loan Agreement”). Under the 2017 Term Loan Agreement, Brighthouse Financial, Inc. may borrow up to a maximum of $600 million which may be used for general corporate purposes, including in connection with the Separation, of which $500 million was available prior to the Separation. The 2017 Term Loan Agreement contains certain covenants that could restrict the operations and use of funds of Brighthouse. On August 2, 2017, Brighthouse Financial, Inc. borrowed $500 million under the 2017 Term Loan Agreement in connection with the Separation.
Termination of Support Agreements
In April 2017, in connection with the contribution of entities, mergers and financing transactions discussed above, MetLife, Inc. terminated various support agreements with the captive reinsurance companies merged into BRCD. See Schedule II included in the 2016 Annual Report for information on the support agreements that were terminated.
Ongoing Transactions with Brighthouse
The Company considered all of its continuing involvement with Brighthouse in determining to deconsolidate and present Brighthouse results as discontinued operations, including the agreements described above and the ongoing transactions described below.
The Company entered into reinsurance, committed facility, structured settlement, and contract administrative services transactions with Brighthouse in the normal course of business and such transactions will continue based upon business needs. In addition, prior to and in connection with the Separation, the Company entered into various other agreements with Brighthouse for services necessary for both the Company and Brighthouse to conduct their activities. Intercompany transactions prior to the Separation between the Company and Brighthouse are eliminated and excluded from the interim condensed consolidated statements of operations and comprehensive income (loss) and interim condensed consolidated balance sheets. Transactions between the Company and Brighthouse that continue after the Separation are included on the Company’s interim condensed consolidated statements of operations and comprehensive income (loss) and interim condensed consolidated balance sheets.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Separation (continued)

Reinsurance
The Company entered into reinsurance transactions with Brighthouse in the normal course of business and such transactions will continue based upon business needs. Information regarding the significant effects of reinsurance transactions with Brighthouse was as follows:

	Included on Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	Excluded from Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
	Three and Nine Months Ended September 30,	Three Months Ended September 30,		Nine Months Ended September 30,
	2017 (1)	2017 (2)	2016	2017 (2)	2016
	(In millions)
Premiums
Reinsurance assumed	$70	$36	$111	$248	$338
Reinsurance ceded	(2)	1	(3)	(7)	(10)
Net premiums	$68	$37	$108	$241	$328
Universal life and investment-type product policy fees
Reinsurance assumed	$(1)	$(1)	$(2)	$(6)	$(2)
Reinsurance ceded	(22)	(8)	(30)	(55)	(76)
Net universal life and investment-type product policy fees	$(23)	$(9)	$(32)	$(61)	$(78)
Policyholder benefits and claims
Reinsurance assumed	$55	$30	$103	$196	$286
Reinsurance ceded	(6)	(3)	(14)	(16)	(9)
Net policyholder benefits and claims	$49	$27	$89	$180	$277
Interest credited to policyholder account balances
Reinsurance assumed	$3	$1	$4	$10	$12
Reinsurance ceded	(12)	(6)	(18)	(42)	(56)
Net interest credited to policyholder account balances	$(9)	$(5)	$(14)	$(32)	$(44)
Other expenses
Reinsurance assumed	$6	$4	$18	$10	$63
Reinsurance ceded	(7)	(3)	(8)	(28)	(24)
Net other expenses	$(1)	$1	$10	$(18)	$39
__________________

(1)	Includes transactions after the Separation.

(2)	Includes transactions prior to the Separation.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Separation (continued)

Information regarding the significant effects of reinsurance transactions with Brighthouse included on the interim condensed consolidated balance sheets was as follows at:

	September 30, 2017
	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$162	$1,786
Deferred policy acquisition costs and value of business acquired	393	(22)
Total assets	$555	$1,764
Liabilities
Future policy benefits	$1,666	$—
Other policy-related balances	121	29
Other liabilities	1,460	22
Total liabilities	$3,247	$51
Investment Management
In connection with the Separation, the Company entered into investment management services agreements with Brighthouse. Each agreement has an initial term of 18 months after the date of Separation, after which period either party to the agreement is permitted to terminate upon notice to the other party. After the Separation, during both the three months and nine months ended September 30, 2017, the Company recognized $18 million in other revenues for services provided under the agreements. Prior to the Separation, during the three months and nine months ended September 30, 2017, the Company charged Brighthouse $8 million and $57 million, respectively, for services provided under the agreements, which were intercompany transactions and eliminated and excluded from the interim condensed consolidated statement of operations and comprehensive income (loss).
Debt
MRV and MetLife, Inc. have a $2.9 billion committed facility which is used as collateral for certain affiliated reinsurance liabilities. As of September 30, 2017, Brighthouse is a beneficiary of $2.3 billion of letters of credit issued under this committed facility and in consideration Brighthouse reimburses MetLife, Inc. a portion of the letter of credit fees. The Company entered into the committed facility with Brighthouse in the normal course of business and such transactions will continue based upon business needs.
See “— Transactions Prior to the Separation — Termination of Financing Arrangements” for additional transactions with Brighthouse.
Transition Services
In connection with the Separation, the Company entered into a transition services agreement with Brighthouse for services necessary for Brighthouse to conduct their activities. The services are expected to continue up to 36 months, with certain services potentially to be made available for several years thereafter. After the Separation, during the three months ended September 30, 2017, the Company recognized $60 million as a reduction to other expenses for transitional services provided under the agreement. Prior to the Separation, during the three months and nine months ended September 30, 2017, the Company charged Brighthouse $27 million and $191 million, respectively, for services provided under the agreement, which were intercompany transactions and eliminated and excluded from the interim condensed consolidated statement of operations and comprehensive income (loss).

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Separation (continued)

Other
The Company has existing assumed structured settlement claim obligations as an assignment company for Brighthouse. These liabilities are measured at the present value of the periodic claims to be provided and reported as other policy-related balances. The Company receives a fee for assuming these claim obligations and, as the assignee of the claim, is legally obligated to ensure periodic payments are made to the claimant. The Company purchased annuities from Brighthouse to fund these obligations and designates payments to be made directly to the claimant by Brighthouse as the annuity writer. The aggregate contract values of annuities funding structured settlement claims are recorded as an asset for which the Company has also recorded an unpaid claim obligation reported in other policy-related balances. Such aggregated contract values were $1.3 billion at September 30, 2017. The Company entered into these transactions with Brighthouse in the normal course of business and such transactions will continue based upon business needs.
The Company provides services necessary for Brighthouse to conduct its business, which primarily include contract administrative services for certain Brighthouse investment-type products. After the Separation, during both the three months and nine months ended September 30, 2017, the Company recognized $21 million in universal life and investment-type product policy fees for administrative services provided to Brighthouse. Prior to the Separation, during the three months and nine months ended September 30, 2017, the Company provided administrative services to Brighthouse for $10 million and $73 million, respectively, which were intercompany transactions and eliminated and excluded from the interim condensed consolidated statement of operations and comprehensive income (loss). The Company entered into these transactions with Brighthouse in the normal course of business and such transactions will continue based upon business needs.
In connection with the Separation, the Company entered into an employee matters agreement with Brighthouse to allocate obligations and responsibilities relating to employee compensation and benefit plans and other related matters. The employee matters agreement provides that MetLife will reimburse Brighthouse for certain pension benefit payments, retiree health and life benefit payments and deferred compensation payments. Included in other liabilities at September 30, 2017, is a payable to Brighthouse of $186 million related to these future payments.
At September 30, 2017, the Company had a net receivable from Brighthouse of $40 million related to services provided and received.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Separation (continued)

Discontinued Operations
The following table presents the amounts related to the operations and loss on disposal of Brighthouse that have been reflected in discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017 (1)	2016	2017 (1)	2016
	(In millions)
Revenues
Premiums	$116	$552	$820	$1,544
Universal life and investment-type product policy fees	320	955	2,201	2,799
Net investment income	243	857	1,783	2,384
Other revenues	27	8	150	31
Total net investment gains (losses)	1	26	(53)	(60)
Net derivative gains (losses)	(171)	(509)	(1,061)	(3,254)
Total revenues	536	1,889	3,840	3,444
Expenses
Policyholder benefits and claims	335	1,244	2,217	3,414
Interest credited to policyholder account balances	89	276	620	827
Policyholder dividends	2	10	16	27
Goodwill impairment	—	260	—	260
Other expenses	108	710	853	1,068
Total expenses	534	2,500	3,706	5,596
Income (loss) from discontinued operations before provision for income tax and loss on disposal of discontinued operations	2	(611)	134	(2,152)
Provision for income tax expense (benefit)	(10)	(160)	(48)	(773)
Income (loss) from discontinued operations before loss on disposal of discontinued operations, net of income tax	12	(451)	182	(1,379)
Transaction costs associated with the Separation, net of income tax	(25)	—	(216)	—
Tax charges associated with the Separation	(955)	—	(955)	—
Income (loss) on disposal of discontinued operations, net of income tax	(980)	—	(1,171)	—
Income (loss) from discontinued operations, net of income tax	$(968)	$(451)	$(989)	$(1,379)
__________________

(1)	Includes transactions prior to the Separation.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Separation (continued)

The following table presents the amounts related to the financial position of Brighthouse that have been reflected in the assets and liabilities of disposed subsidiary:

December 31, 2016
(In millions)
Assets
Investments:
Fixed maturity securities available-for-sale	$61,326
Equity securities available-for-sale	300
Mortgage loans	9,378
Policy loans	1,517
Real estate and real estate joint ventures	150
Other limited partnership interests	1,642
Short-term investments	1,288
Other invested assets	3,881
Total investments	79,482
Cash and cash equivalents	5,226
Accrued investment income	680
Premiums, reinsurance and other receivables	10,636
Deferred policy acquisition costs and value of business acquired	7,207
Other assets	709
Separate account assets	113,043
Total assets of disposed subsidiary	$216,983
Liabilities
Future policy benefits	$33,270
Policyholder account balances	37,066
Other policy-related balances	1,356
Policyholder dividends payable	12
Payables for collateral under securities loaned and other transactions	7,390
Long-term debt	60
Collateral financing arrangements	2,797
Deferred income tax liability	2,594
Other liabilities	5,119
Separate account liabilities	113,043
Total liabilities of disposed subsidiary	$202,707

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Separation (continued)

In the consolidated statements of cash flows, the cash flows from discontinued operations are not separately classified. As such, the following table presents selected financial information regarding cash flows of the discontinued operation.

	Nine Months Ended September 30,
	2017	2016
	(In millions)
Net cash provided by (used in):
Operating activities	$1,329	$2,590
Investing activities	$(2,732)	$(5,074)
Financing activities	$(367)	$3,739
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
Information regarding the Company’s guarantee exposure, which includes direct and assumed business, but excludes offsets from hedging or ceded reinsurance, if any, was as follows at:

	September 30, 2017				December 31, 2016
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1):
Variable Annuity Guarantees:
Total account value (2), (3)	$66,814		$26,098		$66,176		$25,335
Separate account value	$45,046		$24,179		$43,359		$23,330
Net amount at risk (2)	$1,401	(4)	$568	(5)	$1,842	(4)	$521	(5)
Average attained age of contractholders	65 years		65 years		64 years		65 years
Other Annuity Guarantees:
Total account value (3)	N/A		$1,432		N/A		$1,393
Net amount at risk	N/A		$580	(6)	N/A		$490	(6)
Average attained age of contractholders	N/A		50 years		N/A		50 years

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Insurance (continued)

	September 30, 2017		December 31, 2016
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts (1):
Total account value (3)	$8,796	$3,238	$8,363	$3,337
Net amount at risk (7)	$67,950	$16,905	$70,225	$17,785
Average attained age of policyholders	56 years	63 years	55 years	62 years
__________________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	Includes amounts, which are not reported on the consolidated balance sheets, from assumed reinsurance of certain variable annuity products from the Company’s former operating joint venture in Japan.

(3)	Includes the contractholder’s investments in the general account and separate account, if applicable.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Insurance (continued)

Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Nine Months Ended September 30,
	2017	2016
	(In millions)
Balance at December 31 of prior period	$16,151	$9,669
Less: Reinsurance recoverables	1,226	476
Net Balance at December 31 of prior period	14,925	9,193
Cumulative adjustment (1)	—	4,897
Net balance, beginning of period	14,925	14,090
Incurred related to:
Current period	18,028	18,157
Prior periods (2)	156	147
Total incurred	18,184	18,304
Paid related to:
Current period	(13,880)	(12,818)
Prior periods	(4,213)	(4,620)
Total paid	(18,093)	(17,438)
Net balance, end of period	15,016	14,956
Add: Reinsurance recoverables	2,205	2,052
Balance, end of period (included in future policy benefits and other policy-related balances)	$17,221	$17,008
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

(2)
During both the nine months ended September 30, 2017 and 2016, as a result of changes in estimates of insured events in the respective prior periods, the claims and claim adjustment expenses associated with prior periods increased due to unfavorable claims experience.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Closed Block (continued)

Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	September 30, 2017	December 31, 2016
	(In millions)
Closed Block Liabilities
Future policy benefits	$40,489	$40,834
Other policy-related balances	193	257
Policyholder dividends payable	483	443
Policyholder dividend obligation	2,201	1,931
Current income tax payable	—	4
Other liabilities	277	196
Total closed block liabilities	43,643	43,665
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	27,541	27,220
Equity securities available-for-sale, at estimated fair value	71	100
Mortgage loans	5,904	5,935
Policy loans	4,542	4,553
Real estate and real estate joint ventures	628	655
Other invested assets	1,053	1,246
Total investments	39,739	39,709
Cash and cash equivalents	60	18
Accrued investment income	487	467
Premiums, reinsurance and other receivables	68	68
Current income tax recoverable	30	—
Deferred income tax assets	109	177
Total assets designated to the closed block	40,493	40,439
Excess of closed block liabilities over assets designated to the closed block	3,150	3,226
Amounts included in accumulated other comprehensive income (loss):
Unrealized investment gains (losses), net of income tax	1,851	1,517
Unrealized gains (losses) on derivatives, net of income tax	23	95
Allocated to policyholder dividend obligation, net of income tax	(1,431)	(1,255)
Total amounts included in AOCI	443	357
Maximum future earnings to be recognized from closed block assets and liabilities	$3,593	$3,583
Information regarding the closed block policyholder dividend obligation was as follows:

	Nine Months Ended September 30, 2017	Year Ended December 31, 2016
	(In millions)
Balance, beginning of period	$1,931	$1,783
Change in unrealized investment and derivative gains (losses)	270	148
Balance, end of period	$2,201	$1,931

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Closed Block (continued)

Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Revenues
Premiums	$413	$436	$1,247	$1,297
Net investment income	450	486	1,368	1,435
Net investment gains (losses)	—	(3)	(10)	(19)
Net derivative gains (losses)	(6)	4	(24)	(3)
Total revenues	857	923	2,581	2,710
Expenses
Policyholder benefits and claims	591	619	1,773	1,861
Policyholder dividends	235	232	732	723
Other expenses	30	33	94	100
Total expenses	856	884	2,599	2,684
Revenues, net of expenses before provision for income tax expense (benefit)	1	39	(18)	26
Provision for income tax expense (benefit)	—	13	(8)	8
Revenues, net of expenses and provision for income tax expense (benefit)	$1	$26	$(10)	$18
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

	September 30, 2017					December 31, 2016
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses (1)			Gains	Temporary Losses	OTTI Losses (1)
	(In millions)
Fixed maturity securities:
U.S. corporate	$75,221	$6,827	$393	$—	$81,655	$73,280	$6,027	$764	$—	$78,543
Foreign government	54,618	6,486	315	—	60,789	49,864	6,485	373	—	55,976
Foreign corporate	52,185	3,705	750	—	55,140	49,333	2,901	1,572	(1)	50,663
U.S. government and agency	43,911	4,056	303	—	47,664	41,294	3,682	543	—	44,433
RMBS	30,368	1,222	232	(40)	31,398	28,393	1,039	410	(10)	29,032
State and political subdivision	10,754	1,615	24	—	12,345	10,977	1,340	85	1	12,231
ABS	11,702	114	42	3	11,771	11,266	90	128	3	11,225
CMBS	7,925	251	44	—	8,132	7,294	237	71	—	7,460
Total fixed maturity securities	$286,684	$24,276	$2,103	$(37)	$308,894	$271,701	$21,801	$3,946	$(7)	$289,563
Equity securities:
Common stock	$1,883	$379	$20	$—	$2,242	$1,827	$464	$13	$—	$2,278
Non-redeemable preferred stock	503	36	5	—	534	637	19	40	—	616
Total equity securities	$2,386	$415	$25	$—	$2,776	$2,464	$483	$53	$—	$2,894
__________________

(1)
Noncredit OTTI losses included in AOCI in an unrealized gain position are due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities with an estimated fair value of $4 million and $1 million, and unrealized gains (losses) of ($3) million and ($3) million, at September 30, 2017 and December 31, 2016, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at September 30, 2017:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$12,720	$63,453	$60,957	$99,559	$49,995	$286,684
Estimated fair value	$12,827	$66,568	$64,549	$113,649	$51,301	$308,894

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

	September 30, 2017				December 31, 2016
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
Fixed maturity securities:
U.S. corporate	$6,647	$161	$3,015	$232	$11,471	$466	$2,938	$298
Foreign government	6,856	202	1,669	113	5,955	260	918	113
Foreign corporate	5,856	149	6,137	601	10,147	573	5,493	998
U.S. government and agency	19,305	275	362	28	9,104	523	141	20
RMBS	7,731	106	2,025	86	9,449	291	1,800	109
State and political subdivision	560	13	165	11	1,747	80	56	6
ABS	1,976	5	921	40	2,224	28	2,328	103
CMBS	1,555	12	337	32	998	22	564	49
Total fixed maturity securities	$50,486	$923	$14,631	$1,143	$51,095	$2,243	$14,238	$1,696
Equity securities:
Common stock	$133	$20	$4	$—	$105	$13	$11	$—
Non-redeemable preferred stock	—	—	82	5	139	7	125	33
Total equity securities	$133	$20	$86	$5	$244	$20	$136	$33
Total number of securities in an unrealized loss position	3,249		1,638		3,580		1,307
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
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at September 30, 2017. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, collateral valuation, interest rates and credit spreads, as well as a change in the Company’s intention to hold or sell a security that is in an unrealized loss position. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities decreased $1.9 billion during the nine months ended September 30, 2017 to $2.1 billion. The decrease in gross unrealized losses for the nine months ended September 30, 2017 was primarily attributable to decreasing longer-term interest rates and narrowing credit spreads, and to a lesser extent the impact of strengthening foreign currencies on non-functional currency denominated fixed maturity securities.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

At September 30, 2017, $117 million of the total $2.1 billion of gross unrealized losses were from 46 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Gross unrealized losses on equity securities decreased $28 million during the nine months ended September 30, 2017 to $25 million.
Investment Grade Fixed Maturity Securities
Of the $117 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $75 million, or 64%, were related to gross unrealized losses on 19 investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads since purchase and, with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities
Of the $117 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $42 million, or 36%, were related to gross unrealized losses on 27 below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to U.S. and foreign corporate securities (primarily industrial and utility securities) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty including concerns over lower oil prices in the energy sector. Management evaluates U.S. and foreign corporate securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuers.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2017		December 31, 2016
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$43,243	63.6%	$41,512	63.7%
Agricultural	12,967	19.1	12,564	19.3
Residential	11,599	17.0	10,829	16.6
Subtotal (1)	67,809	99.7	64,905	99.6
Valuation allowances	(316)	(0.5)	(304)	(0.5)
Subtotal mortgage loans, net	67,493	99.2	64,601	99.1
Residential — FVO	564	0.8	566	0.9
Total mortgage loans, net	$68,057	100.0%	$65,167	100.0%
__________________

(1)
Purchases of mortgage loans, primarily residential, were $411 million and $1.9 billion for the three months and nine months ended September 30, 2017, respectively, and $733 million and $1.9 billion for the three months and nine months ended September 30, 2016, respectively.

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

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value
	(In millions)
September 30, 2017
Commercial	$—	$—	$—	$—	$—	$43,243	$213	$—
Agricultural	22	21	2	28	28	12,918	39	47
Residential	—	—	—	335	304	11,295	62	304
Total	$22	$21	$2	$363	$332	$67,456	$314	$351
December 31, 2016
Commercial	$—	$—	$—	$12	$12	$41,500	$202	$12
Agricultural	11	10	1	27	27	12,527	38	36
Residential	—	—	—	265	241	10,588	63	241
Total	$11	$10	$1	$304	$280	$64,615	$303	$289
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $0, $31 million and $297 million, respectively, for the three months ended September 30, 2017; and $6 million, $28 million and $275 million, respectively, for the nine months ended September 30, 2017.
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $90 million, $49 million and $202 million, respectively, for the three months ended September 30, 2016; and $109 million, $53 million and $174 million, respectively, for the nine months ended September 30, 2016.
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Nine Months Ended September 30,
	2017				2016
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$202	$39	$63	$304	$188	$37	$56	$281
Provision (release) (1)	11	4	10	25	149	3	11	163
Charge-offs, net of recoveries (1)	—	(2)	(11)	(13)	(143)	(2)	(12)	(157)
Balance, end of period	$213	$41	$62	$316	$194	$38	$55	$287
__________________

(1)
In connection with an acquisition in 2010, certain impaired commercial mortgage loans were acquired and, accordingly, were not originated by the Company. Such commercial mortgage loans have been accounted for as purchased credit impaired (“PCI”) commercial mortgage loans. Decreases in cash flows expected to be collected on PCI commercial mortgage loans can result in provisions for losses on mortgage loans. For the nine months ended September 30, 2016, in connection with the maturity of an acquired PCI commercial mortgage loan, an increase to the commercial mortgage loan valuation allowance of $143 million was recorded and charged-off upon maturity. The Company has recovered a substantial portion of the loss on the loan incurred through an indemnification agreement entered into in connection with the acquisition in 2010.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios				% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(Dollars in millions)
September 30, 2017
Loan-to-value ratios:
Less than 65%	$37,404	$1,488	$222	$39,114	90.5%	$39,904	90.7%
65% to 75%	3,367	168	173	3,708	8.6	3,705	8.4
76% to 80%	217	—	57	274	0.6	262	0.6
Greater than 80%	—	—	147	147	0.3	143	0.3
Total	$40,988	$1,656	$599	$43,243	100%	$44,014	100%
December 31, 2016
Loan-to-value ratios:
Less than 65%	$36,067	$1,077	$707	$37,851	91.2%	$38,237	91.5%
65% to 75%	3,044	—	202	3,246	7.8	3,185	7.6
76% to 80%	195	—	—	195	0.5	182	0.4
Greater than 80%	118	27	75	220	0.5	213	0.5
Total	$39,424	$1,104	$984	$41,512	100.0%	$41,817	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	September 30, 2017		December 31, 2016
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$12,403	95.6%	$12,023	95.7%
65% to 75%	546	4.2	436	3.5
76% to 80%	9	0.1	17	0.1
Greater than 80%	9	0.1	88	0.7
Total	$12,967	100.0%	$12,564	100.0%
The estimated fair value of agricultural mortgage loans was $13.1 billion and $12.7 billion at September 30, 2017 and December 31, 2016, respectively.
Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	September 30, 2017		December 31, 2016
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$11,169	96.3%	$10,448	96.5%
Nonperforming	430	3.7	381	3.5
Total	$11,599	100.0%	$10,829	100.0%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

The estimated fair value of residential mortgage loans was $12.1 billion and $11.2 billion at September 30, 2017 and December 31, 2016, respectively.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both September 30, 2017 and December 31, 2016. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and nonaccrual mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
	(In millions)
Commercial	$1	$3	$—	$3	$1	$—
Agricultural	134	127	125	104	36	23
Residential	430	381	30	37	400	344
Total	$565	$511	$155	$144	$437	$367
Mortgage Loans Modified in a Troubled Debt Restructuring
During both the three months and nine months ended September 30, 2017 and 2016, the Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring.
Cash Equivalents
The carrying value of cash equivalents was $7.3 billion and $7.4 billion at September 30, 2017 and December 31, 2016, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity and equity securities AFS and the effect on DAC, VOBA, deferred sales inducements (“DSI”), future policy benefits and the policyholder dividend obligation, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	September 30, 2017	December 31, 2016
	(In millions)
Fixed maturity securities	$21,979	$20,300
Fixed maturity securities with noncredit OTTI losses included in AOCI	37	8
Total fixed maturity securities	22,016	20,308
Equity securities	444	485
Derivatives	1,690	2,923
Other	121	23
Subtotal	24,271	23,739
Amounts allocated from:
Future policy benefits	(63)	(1,114)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(1)	(3)
DAC, VOBA and DSI	(1,647)	(1,430)
Policyholder dividend obligation	(2,201)	(1,931)
Subtotal	(3,912)	(4,478)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(11)	(1)
Deferred income tax benefit (expense)	(6,997)	(6,623)
Net unrealized investment gains (losses)	13,351	12,637
Net unrealized investment gains (losses) attributable to noncontrolling interests	(8)	(6)
Net unrealized investment gains (losses) attributable to MetLife, Inc.	$13,343	$12,631
The changes in net unrealized investment gains (losses) were as follows:

Nine Months Ended September 30, 2017
(In millions)
Balance, beginning of period	$12,631
Fixed maturity securities on which noncredit OTTI losses have been recognized	29
Unrealized investment gains (losses) during the period	503
Unrealized investment gains (losses) relating to:
Future policy benefits	1,051
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	2
DAC, VOBA and DSI	(217)
Policyholder dividend obligation	(270)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(10)
Deferred income tax benefit (expense)	(374)
Net unrealized investment gains (losses)	13,345
Net unrealized investment gains (losses) attributable to noncontrolling interests	(2)
Balance, end of period	$13,343
Change in net unrealized investment gains (losses)	$714
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	(2)
Change in net unrealized investment gains (losses) attributable to MetLife, Inc.	$712

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Concentrations of Credit Risk
Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, were in fixed income securities of the Japanese government and its agencies with an estimated fair value of $26.9 billion and $24.7 billion at September 30, 2017 and December 31, 2016, respectively, and in fixed income securities of the Korean government and its agencies with an estimated fair value of $6.1 billion at September 30, 2017. At December 31, 2016, the investments in Korean government fixed income securities were less than 10% of the Company’s equity.
Securities Lending
Elements of the securities lending program are presented below at:

	September 30, 2017	December 31, 2016
	(In millions)
Securities on loan: (1)
Amortized cost	$18,219	$18,798
Estimated fair value	$19,542	$19,753
Cash collateral received from counterparties (2)	$19,996	$20,114
Security collateral received from counterparties (3)	$—	$20
Reinvestment portfolio — estimated fair value	$20,155	$20,133
__________________

(1)	Included within fixed maturity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral received from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated financial statements.
The cash collateral liability by loaned security type and remaining tenor of the agreements was as follows at:

	September 30, 2017				December 31, 2016
	Remaining Tenor of Securities Lending Agreements				Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
Cash collateral liability by loaned security type:
U.S. government and agency	$4,362	$7,952	$6,694	$19,008	$4,480	$6,496	$8,383	$19,359
Foreign government	—	507	481	988	—	569	143	712
U.S. corporate	—	—	—	—	—	43	—	43
Total	$4,362	$8,459	$7,175	$19,996	$4,480	$7,108	$8,526	$20,114
__________________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at September 30, 2017 was $4.3 billion, all of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, U.S. government and agency securities and ABS), short-term investments and cash equivalents, with 64% invested in agency RMBS, short-term investments, U.S. government and agency securities, cash equivalents or held in cash. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Repurchase Agreements
Elements of the short-term repurchase agreements are presented below at:

	September 30, 2017	December 31, 2016
	(In millions)
Securities on loan: (1)
Amortized cost	$1,972	$98
Estimated fair value	$2,108	$113
Cash collateral received from counterparties (2)	$2,062	$102
Reinvestment portfolio — estimated fair value	$2,072	$100
__________________

(1)	Included within fixed maturity securities.

(2)	Included within payables for collateral under securities loaned and other transactions and other liabilities.
The cash collateral liability by loaned security type and remaining tenor of the agreements was as follows at:

	September 30, 2017			December 31, 2016
	Remaining Tenor of Repurchase Agreements			Remaining Tenor of Repurchase Agreements
	1 Month or Less	1 to 6 Months	Total	1 Month or Less	1 to 6 Months	Total
	(In millions)
Cash collateral liability by loaned security type:
U.S. government and agency	$1,960	$5	$1,965	$5	$—	$5
All other corporate and government	—	97	97	46	51	97
Total	$1,960	$102	$2,062	$51	$51	$102
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, U.S. government and agency securities and ABS), short-term investments and cash equivalents, with 67% invested in agency RMBS, U.S. government and agency securities, short-term investments, cash equivalents or held in cash. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value for all asset classes, except mortgage loans, which are presented at carrying value, at:

	September 30, 2017	December 31, 2016
	(In millions)
Invested assets on deposit (regulatory deposits)	$1,944	$1,925
Invested assets held in trust (collateral financing arrangement and reinsurance agreements)	2,655	2,057
Invested assets pledged as collateral	23,817	23,882
Total invested assets on deposit, held in trust and pledged as collateral	$28,416	$27,864

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

The Company has assets held in trust and pledged invested assets in connection with various agreements and transactions, including funding agreements (see Notes 4 and 12 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report), a collateral financing arrangement (see Note 13 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report) and derivative transactions (see Note 7).
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
The following table presents the total assets and total liabilities relating to investment-related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	September 30, 2017		December 31, 2016
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Renewable energy partnership (1)	$114	$—	$—	$—
CSEs (assets (primarily FVO securities) and liabilities (primarily debt)) (2)	7	6	9	12
Other investments (3)	34	—	50	—
Total	$155	$6	$59	$12
__________________

(1)
Assets of the renewable energy partnership, primarily consisting of other invested assets, were consolidated in earlier periods as the two investors are subsidiaries of MLIC and Brighthouse. As a result of the Separation and a reassessment in the third quarter of 2017, the renewable energy partnership was determined to be a consolidated VIE.

(2)
The Company consolidates entities that are structured as collateralized debt obligations. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise.

(3)	Other investments is primarily comprised of other invested assets and other limited partnership interests.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	September 30, 2017		December 31, 2016
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured Securities (2)	$49,663	$49,663	$46,773	$46,773
U.S. and foreign corporate	1,605	1,605	1,940	1,940
Other limited partnership interests	4,657	8,417	4,714	8,990
Other invested assets	2,286	2,697	2,206	2,777
Other (3)	114	128	199	215
Total	$58,325	$62,510	$55,832	$60,695
__________________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS and equity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $123 million and $150 million at September 30, 2017 and December 31, 2016, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.

(3)	Other is primarily comprised of real estate joint ventures and common stock.
As described in Note 15, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during both the nine months ended September 30, 2017 and 2016.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Investment income:
Fixed maturity securities	$2,869	$2,906	$8,528	$8,838
Equity securities	31	29	93	90
FVO securities — FVO general account securities (1)	16	25	61	41
Mortgage loans	809	710	2,303	2,165
Policy loans	130	129	386	385
Real estate and real estate joint ventures	156	199	478	490
Other limited partnership interests	214	184	648	309
Cash, cash equivalents and short-term investments	52	38	159	112
Operating joint ventures	6	5	13	28
Other	71	90	196	178
Subtotal	4,354	4,315	12,865	12,636
Less: Investment expenses	293	235	820	732
Subtotal, net	4,061	4,080	12,045	11,904
FVO securities — FVO contractholder-directed unit-linked investments (1)	234	529	864	623
Net investment income	$4,295	$4,609	$12,909	$12,527
__________________

(1)
Changes in estimated fair value subsequent to purchase for securities still held as of the end of the respective periods included in net investment income were $154 million and $540 million for the three months and nine months ended September 30, 2017, respectively, and $407 million and $283 million for the three months and nine months ended September 30, 2016, respectively.

FVO securities are primarily comprised of securities for which the FVO has been elected. FVO securities are primarily comprised of contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify as separate accounts. The remainder is comprised of FVO Brighthouse Common Stock (see Note 3), FVO general account securities and FVO securities held by consolidated securitization entities (“CSEs”). The Company previously maintained a trading securities portfolio, principally invested in fixed maturity securities. In June 2016, the Company commenced a reinvestment of this portfolio into other asset classes and, at September 30, 2016 the Company no longer held any actively traded securities.
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
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Consumer	$(4)	$—	$(4)	$—
Industrial	—	—	—	(63)
Communications	—	—	—	(3)
Total U.S. and foreign corporate securities	(4)	—	(4)	(66)
RMBS	(1)	(9)	(1)	(15)
ABS	—	—	—	(2)
State and political subdivision	—	—	(2)	—
OTTI losses on fixed maturity securities recognized in earnings	(5)	(9)	(7)	(83)
Fixed maturity securities — net gains (losses) on sales and disposals (1)	284	129	325	455
Total gains (losses) on fixed maturity securities	279	120	318	372
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Common stock	(4)	(5)	(16)	(71)
Non-redeemable preferred stock	—	—	(1)	—
OTTI losses on equity securities recognized in earnings	(4)	(5)	(17)	(71)
Equity securities — net gains (losses) on sales and disposals	6	9	55	24
Total gains (losses) on equity securities	2	4	38	(47)
Mortgage loans (2)	29	(41)	3	(197)
Real estate and real estate joint ventures	169	19	436	67
Other limited partnership interests	(33)	(9)	(51)	(43)
Other	29	(24)	(92)	(105)
Subtotal	475	69	652	47
FVO CSEs:
Securities	—	1	—	2
Non-investment portfolio gains (losses) (3)(4)(5)	(1,081)	161	(1,091)	549
Subtotal	(1,081)	162	(1,091)	551
Total net investment gains (losses)	$(606)	$231	$(439)	$598
__________________

(1)
Fixed maturity securities net gains (losses) on sales and disposals for both the three months and nine months ended September 30, 2017 includes $276 million in previously deferred gains on prior period transfers of securities to Brighthouse, as such gains are no longer eliminated in consolidation after the Separation. See Note 3.

(2)
Mortgage loans gains (losses) for both the three months and nine months ended September 30, 2017 includes $47 million of previously deferred gains on prior period transfers of mortgage loans to Brighthouse as such gains are no longer eliminated in consolidation after the Separation. See Note 3.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

(3)
Non-investment portfolio gains (losses) for both the three months and nine months ended September 30, 2017 includes a loss of $1,016 million which represents a mark-to-market loss attributable to the FVO Brighthouse Common Stock held by the Company at Separation. See Note 3.

(4)
Non-investment portfolio gains (losses) for both the three months and nine months ended September 30, 2017 includes a loss of $45 million which represents the change in estimated fair value of FVO Brighthouse Common Stock held by the Company from the date of Separation to September 30, 2017. See Note 3.

(5)
Non-investment portfolio gains (losses) for both the three months and nine months ended September 30, 2016 includes a gain of $103 million in connection with the sale to Massachusetts Mutual Life Insurance Company (“MassMutual”). See Note 3 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report.

See “— Variable Interest Entities” for discussion of CSEs.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($14) million and ($77) million for the three months and nine months ended September 30, 2017, respectively, and $40 million and $398 million for the three months and nine months ended September 30, 2016, respectively.
Sales or Disposals and Impairments of Fixed Maturity and Equity Securities
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) were as shown in the table below.

	Three Months Ended September 30,
	2017	2016	2017	2016
	Fixed Maturity Securities		Equity Securities
	(In millions)
Proceeds	$8,586	$16,634	$316	$35
Gross investment gains	$364	$232	$11	$11
Gross investment losses	(80)	(103)	(5)	(2)
OTTI losses	(5)	(9)	(4)	(5)
Net investment gains (losses)	$279	$120	$2	$4

	Nine Months Ended September 30,
	2017	2016	2017	2016
	Fixed Maturity Securities		Equity Securities
	(In millions)
Proceeds	$35,742	$60,006	$702	$109
Gross investment gains	$623	$921	$66	$34
Gross investment losses	(298)	(466)	(11)	(10)
OTTI losses	(7)	(83)	(17)	(71)
Net investment gains (losses)	$318	$372	$38	$(47)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Balance, beginning of period	$170	$198	$192	$211
Addition:
Additional impairments — credit loss OTTI on securities previously impaired	—	9	—	14
Reduction:
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	(5)	(10)	(27)	(28)
Balance, end of period	$165	$197	$165	$197

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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		September 30, 2017			December 31, 2016
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$3,959	$2,305	$3	$5,021	$2,221	$6
Foreign currency swaps	Foreign currency exchange rate	658	47	5	1,221	34	224
Foreign currency forwards	Foreign currency exchange rate	2,624	—	65	1,085	—	54
Subtotal		7,241	2,352	73	7,327	2,255	284
Cash flow hedges:
Interest rate swaps	Interest rate	3,781	308	8	2,040	325	34
Interest rate forwards	Interest rate	3,412	—	203	4,032	—	370
Foreign currency swaps	Foreign currency exchange rate	30,751	1,304	1,563	26,680	1,877	2,054
Subtotal		37,944	1,612	1,774	32,752	2,202	2,458
Foreign operations hedges:
Foreign currency forwards	Foreign currency exchange rate	975	10	24	1,394	47	5
Currency options	Foreign currency exchange rate	8,259	28	111	8,878	148	45
Subtotal		9,234	38	135	10,272	195	50
Total qualifying hedges		54,419	4,002	1,982	50,351	4,652	2,792
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	59,494	2,246	570	53,349	4,089	1,641
Interest rate floors	Interest rate	7,201	128	—	12,101	181	7
Interest rate caps	Interest rate	73,018	54	2	78,358	112	2
Interest rate futures	Interest rate	4,256	13	—	4,793	3	12
Interest rate options	Interest rate	12,009	657	35	5,334	628	1
Interest rate forwards	Interest rate	217	—	37	613	—	25
Interest rate total return swaps	Interest rate	1,048	3	9	1,549	2	127
Synthetic GICs	Interest rate	11,254	—	—	5,566	—	—
Foreign currency swaps	Foreign currency exchange rate	10,509	796	426	11,651	1,445	462
Foreign currency forwards	Foreign currency exchange rate	16,502	95	527	15,422	117	977
Currency futures	Foreign currency exchange rate	874	—	3	915	—	—
Currency options	Foreign currency exchange rate	2,929	42	3	3,615	195	17
Credit default swaps — purchased	Credit	2,329	11	46	2,001	14	40
Credit default swaps — written	Credit	11,946	256	1	10,732	161	9
Equity futures	Equity market	4,309	4	28	4,457	30	3
Equity index options	Equity market	12,371	382	679	16,527	426	523
Equity variance swaps	Equity market	8,337	103	285	8,263	83	240
Equity total return swaps	Equity market	1,103	—	35	1,046	1	43
Total non-designated or nonqualifying derivatives		239,706	4,790	2,686	236,292	7,487	4,129
Total		$294,125	$8,792	$4,668	$286,643	$12,139	$6,921

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both September 30, 2017 and December 31, 2016. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.
Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Freestanding derivatives and hedging gains (losses) (1)	$(424)	$(820)	$(1,084)	$2,918
Embedded derivatives gains (losses)	234	277	421	(1,480)
Total net derivative gains (losses)	$(190)	$(543)	$(663)	$1,438
__________________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and nonqualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Qualifying hedges:
Net investment income	$72	$71	$217	$192
Interest credited to policyholder account balances	(19)	—	(40)	7
Other expenses	(2)	(3)	(7)	(9)
Nonqualifying hedges:
Net investment income	—	—	—	(1)
Net derivative gains (losses)	126	187	440	522
Policyholder benefits and claims	2	2	6	6
Total	$179	$257	$616	$717

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

Nonqualifying Derivatives and Derivatives for Purposes Other Than Hedging
The following table presents the amount and location of gains (losses) recognized in income for derivatives that were not designated or not qualifying as hedging instruments:

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
Three Months Ended September 30, 2017
Interest rate derivatives	$(148)	$(2)	$(3)
Foreign currency exchange rate derivatives	(346)	—	2
Credit derivatives — purchased	(2)	—	—
Credit derivatives — written	35	—	—
Equity derivatives	(238)	(3)	(61)
Total	$(699)	$(5)	$(62)

Three Months Ended September 30, 2016
Interest rate derivatives	$(710)	$—	$22
Foreign currency exchange rate derivatives	154	—	(5)
Credit derivatives — purchased	(21)	—	—
Credit derivatives — written	51	—	—
Equity derivatives	(418)	(3)	(72)
Total	$(944)	$(3)	$(55)

Nine Months Ended September 30, 2017
Interest rate derivatives	$(466)	$(2)	$(16)
Foreign currency exchange rate derivatives	(527)	—	4
Credit derivatives — purchased	(17)	—	—
Credit derivatives — written	111	—	—
Equity derivatives	(824)	(7)	(176)
Total	$(1,723)	$(9)	$(188)
Nine Months Ended September 30, 2016
Interest rate derivatives	$1,503	$—	$90
Foreign currency exchange rate derivatives	1,841	—	(17)
Credit derivatives — purchased	(48)	—	—
Credit derivatives — written	49	—	—
Equity derivatives	(327)	(13)	(88)
Total	$3,018	$(13)	$(15)
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
The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Three Months Ended September 30, 2017
Interest rate swaps:	Fixed maturity securities	$1	$—	$1
	Policyholder liabilities (1)	(14)	13	(1)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(10)	10	—
	Foreign-denominated policyholder account balances (2)	15	(16)	(1)
Foreign currency forwards:	Foreign-denominated fixed maturity securities	(4)	4	—
Total		$(12)	$11	$(1)
Three Months Ended September 30, 2016
Interest rate swaps:	Fixed maturity securities	$5	$(4)	$1
	Policyholder liabilities (1)	(47)	42	(5)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	1	(1)	—
	Foreign-denominated policyholder account balances (2)	(1)	1	—
Foreign currency forwards:	Foreign-denominated fixed maturity securities	19	(18)	1
Total		$(23)	$20	$(3)
Nine Months Ended September 30, 2017
Interest rate swaps:	Fixed maturity securities	$2	$(2)	$—
	Policyholder liabilities (1)	(16)	84	68
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(15)	16	1
	Foreign-denominated policyholder account balances (2)	61	(40)	21
Foreign currency forwards:	Foreign-denominated fixed maturity securities	20	(18)	2
Total		$52	$40	$92
Nine Months Ended September 30, 2016
Interest rate swaps:	Fixed maturity securities	$(3)	$1	$(2)
	Policyholder liabilities (1)	472	(482)	(10)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	7	(7)	—
	Foreign-denominated policyholder account balances (2)	(27)	24	(3)
Foreign currency forwards:	Foreign-denominated fixed maturity securities	295	(272)	23
Total		$744	$(736)	$8
__________________

(1)	Fixed rate liabilities reported in policyholder account balances or future policy benefits.

(2)	Fixed rate or floating rate liabilities.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

For the Company’s foreign currency forwards, the change in the estimated fair value of the derivative related to the changes in the difference between the spot price and the forward price is excluded from the assessment of hedge effectiveness. For all other derivatives, all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For the three months and nine months ended September 30, 2017, the component of the change in estimated fair value of derivatives that was excluded from the assessment of hedge effectiveness was ($6) million and ($30) million, respectively. For the three months and nine months ended September 30, 2016, the component of the change in estimated fair value of derivatives that was excluded from the assessment of hedge effectiveness was ($6) million and ($16) million, respectively.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). These amounts were ($4) million and $16 million for the three months and nine months ended September 30, 2017, respectively, and $11 million and $6 million for the three months and nine months ended September 30, 2016, respectively.
At both September 30, 2017 and December 31, 2016, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed five years.
At September 30, 2017 and December 31, 2016, the balance in AOCI associated with cash flow hedges was $1.7 billion and $2.9 billion, respectively. As a result of the Separation, the Company recorded a reduction of $414 million of deferred gains within AOCI during the three months ended September 30, 2017. For the three months and nine months ended September 30, 2016, there were ($16) million and $75 million, respectively, of deferred gains (losses) from Brighthouse.
The amount of income reclassified from AOCI into income (loss) from discontinued operations for the three months ended September 30, 2017 was not significant. The amount of income reclassified from AOCI into income (loss) from discontinued operations for the nine months ended September 30, 2017 was $16 million. For the three months and nine months ended September 30, 2016, the amount of income reclassified from AOCI into income (loss) from discontinued operations was $8 million and $24 million, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and comprehensive income (loss) and the consolidated statements of equity. The table excludes the effects of Brighthouse derivatives prior to the Separation.

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)			Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)			(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Other Expenses	Net Derivative Gains (Losses)
	(In millions)
Three Months Ended September 30, 2017
Interest rate swaps	$14	$9	$5	$—	$(2)
Interest rate forwards	1	(1)	—	—	—
Foreign currency swaps	(140)	294	—	—	(3)
Credit forwards	—	—	—	—	—
Total	$(125)	$302	$5	$—	$(5)
Three Months Ended September 30, 2016
Interest rate swaps	$22	$28	$3	$—	$—
Interest rate forwards	(7)	—	—	—	—
Foreign currency swaps	(23)	54	—	—	(3)
Credit forwards	—	—	1	—	—
Total	$(8)	$82	$4	$—	$(3)
Nine Months Ended September 30, 2017
Interest rate swaps	$91	$23	$12	$—	$5
Interest rate forwards	138	(5)	2	1	(1)
Foreign currency swaps	(99)	915	(1)	1	(2)
Credit forwards	—	1	—	—	—
Total	$130	$934	$13	$2	$2
Nine Months Ended September 30, 2016
Interest rate swaps	$339	$44	$9	$—	$—
Interest rate forwards	33	—	2	1	—
Foreign currency swaps	1,025	90	(1)	1	(1)
Credit forwards	—	3	1	—	—
Total	$1,397	$137	$11	$2	$(1)
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At September 30, 2017, the Company expected to reclassify ($81) million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

The following table presents the effects of derivatives in net investment hedging relationships on the consolidated statements of operations and comprehensive income (loss) and the consolidated statements of equity:

Derivatives in Net Investment Hedging Relationships (1), (2)	Amount of Gains (Losses) Deferred in AOCI (Effective Portion)
(In millions)
Three Months Ended September 30, 2017
Foreign currency forwards	$(35)
Currency options	(1)
Total	$(36)
Three Months Ended September 30, 2016
Foreign currency forwards	$(23)
Currency options	(37)
Total	$(60)
Nine Months Ended September 30, 2017
Foreign currency forwards	$(161)
Currency options	(234)
Total	$(395)
Nine Months Ended September 30, 2016
Foreign currency forwards	$(358)
Currency options	(351)
Total	$(709)
__________________

(1)
During both the three months and nine months ended September 30, 2017 and 2016, there were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from AOCI into earnings.

(2)
There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

At September 30, 2017 and December 31, 2016, the cumulative foreign currency translation gain (loss) recorded in AOCI related to hedges of net investments in foreign operations was $359 million and $754 million, respectively.
Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the nonqualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $11.9 billion and $10.7 billion at September 30, 2017 and December 31, 2016, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At September 30, 2017 and December 31, 2016, the Company would have received $255 million and $152 million, respectively, to terminate all of these contracts.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	September 30, 2017			December 31, 2016
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$8	$445	2.5	$6	$449	3.1
Credit default swaps referencing indices	43	2,268	3.0	34	2,335	3.6
Subtotal	51	2,713	2.9	40	2,784	3.5
Baa
Single name credit default swaps (3)	8	685	1.9	5	751	2.5
Credit default swaps referencing indices	168	8,073	5.3	88	6,711	5.0
Subtotal	176	8,758	5.0	93	7,462	4.8
Ba
Single name credit default swaps (3)	—	115	3.6	(2)	135	4.1
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	—	115	3.6	(2)	135	4.1
B
Single name credit default swaps (3)	2	30	2.6	1	70	1.8
Credit default swaps referencing indices	26	330	5.2	20	281	5.0
Subtotal	28	360	5.0	21	351	4.3
Total	$255	$11,946	4.5	$152	$10,732	4.4
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
The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amount of potential future recoveries available to offset the $11.9 billion and $10.7 billion from the table above were $441 million and $30 million at September 30, 2017 and December 31, 2016, respectively.

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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	September 30, 2017		December 31, 2016
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement (1)	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$8,227	$4,346	$9,976	$5,721
OTC-cleared (1), (6)	621	248	2,275	1,142
Exchange-traded	17	31	33	15
Total gross estimated fair value of derivatives (1)	8,865	4,625	12,284	6,878
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (1), (6)	8,865	4,625	12,284	6,878
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,654)	(2,654)	(3,787)	(3,787)
OTC-cleared	(60)	(60)	(903)	(903)
Exchange-traded	(10)	(10)	(5)	(5)
Cash collateral: (3), (4)
OTC-bilateral	(4,351)	—	(4,244)	(84)
OTC-cleared	(541)	(183)	(1,335)	(234)
Exchange-traded	—	(13)	—	(9)
Securities collateral: (5)
OTC-bilateral	(1,129)	(1,583)	(1,640)	(1,818)
OTC-cleared	—	(5)	—	—
Exchange-traded	—	(8)	—	—
Net amount after application of master netting agreements and collateral	$120	$109	$370	$38
__________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

(1)
At September 30, 2017 and December 31, 2016, derivative assets included income or (expense) accruals reported in accrued investment income or in other liabilities of $73 million and $145 million, respectively, and derivative liabilities included (income) or expense accruals reported in accrued investment income or in other liabilities of ($43) million and ($43) million, respectively.

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

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At September 30, 2017 and December 31, 2016, the Company received excess cash collateral of $284 million and $164 million, respectively, and provided excess cash collateral of $281 million and $461 million, respectively, which is not included in the table above due to the foregoing limitation.

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at September 30, 2017, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At September 30, 2017 and December 31, 2016, the Company received excess securities collateral with an estimated fair value of $148 million and $82 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At September 30, 2017 and December 31, 2016, the Company provided excess securities collateral with an estimated fair value of $364 million and $189 million, respectively, for its OTC-bilateral derivatives, and $440 million and $544 million, respectively, for its OTC-cleared derivatives, and $101 million and $116 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

	September 30, 2017			December 31, 2016
	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total
	(In millions)
Estimated Fair Value of Derivatives in a Net Liability Position (1)	$1,665	$27	$1,692	$1,909	$25	$1,934
Estimated Fair Value of Collateral Provided:
Fixed maturity securities	$1,829	$24	$1,853	$1,965	$31	$1,996
Cash	$—	$—	$—	$91	$—	$91
Estimated Fair Value of Incremental Collateral Provided Upon:
One-notch downgrade in the Company’s credit or financial strength rating, as applicable	$7	$—	$7	$6	$—	$6
Downgrade in the Company’s credit or financial strength rating, as applicable, to a level that triggers full overnight collateralization or termination of the derivative position	$12	$—	$12	$9	$—	$9
__________________

(1)	After taking into consideration the existence of netting agreements.
Embedded Derivatives
The Company issues certain products or purchases certain investments that contain embedded derivatives that are required to be separated from their host contracts and accounted for as freestanding derivatives. These host contracts principally include: variable annuities with guaranteed minimum benefits, including GMWBs, GMABs and certain GMIBs; ceded reinsurance of guaranteed minimum benefits related to certain GMIBs; assumed reinsurance of guaranteed minimum benefits related to GMWBs and GMABs; funding agreements with equity or bond indexed crediting rates; funds withheld on ceded reinsurance; fixed annuities with equity-indexed returns; and certain debt and equity securities.
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	September 30, 2017	December 31, 2016
		(In millions)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$145	$143
Options embedded in debt or equity securities	Investments	(140)	(88)
Embedded derivatives within asset host contracts		$5	$55
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$99	$361
Assumed guaranteed minimum benefits	Policyholder account balances	1,240	1,205
Funds withheld on ceded reinsurance	Other liabilities	6	(30)
Fixed annuities with equity indexed returns	Policyholder account balances	54	18
Embedded derivatives within liability host contracts		$1,399	$1,554

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Net derivative gains (losses) (1)	$234	$277	$421	$(1,480)
__________________

(1)
The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($52) million and ($161) million for the three months and nine months ended September 30, 2017, respectively, and ($154) million and $738 million for the three months and nine months ended September 30, 2016, respectively.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	September 30, 2017
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$75,807	$5,848	$81,655
Foreign government	—	60,591	198	60,789
Foreign corporate	—	48,870	6,270	55,140
U.S. government and agency	26,275	21,389	—	47,664
RMBS	513	27,233	3,652	31,398
State and political subdivision	—	12,284	61	12,345
ABS	—	11,199	572	11,771
CMBS	—	7,823	309	8,132
Total fixed maturity securities	26,788	265,196	16,910	308,894
Equity securities	1,332	1,020	424	2,776
FVO securities (1)	13,906	2,328	304	16,538
Short-term investments (2)	3,925	2,310	403	6,638
Residential mortgage loans — FVO	—	—	564	564
Other investments	80	114	—	194
Derivative assets: (3)
Interest rate	13	5,698	3	5,714
Foreign currency exchange rate	—	2,218	104	2,322
Credit	—	229	38	267
Equity market	4	358	127	489
Total derivative assets	17	8,503	272	8,792
Embedded derivatives within asset host contracts (4)	—	—	145	145
Separate account assets (5)	87,151	115,207	1,041	203,399
Total assets	$133,199	$394,678	$20,063	$547,940
Liabilities
Derivative liabilities: (3)
Interest rate	$—	$655	$212	$867
Foreign currency exchange rate	3	2,686	38	2,727
Credit	—	47	—	47
Equity market	28	714	285	1,027
Total derivative liabilities	31	4,102	535	4,668
Embedded derivatives within liability host contracts (4)	—	—	1,399	1,399
Separate account liabilities (5)	1	6	2	9
Total liabilities	$32	$4,108	$1,936	$6,076

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	December 31, 2016
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$72,811	$5,732	$78,543
Foreign government	—	55,687	289	55,976
Foreign corporate	—	44,858	5,805	50,663
U.S. government and agency	24,943	19,490	—	44,433
RMBS	—	25,194	3,838	29,032
State and political subdivision	—	12,221	10	12,231
ABS	—	10,196	1,029	11,225
CMBS	—	7,112	348	7,460
Total fixed maturity securities	24,943	247,569	17,051	289,563
Equity securities	1,334	1,092	468	2,894
FVO securities (1)	11,123	2,513	287	13,923
Short-term investments (2)	4,091	1,868	46	6,005
Residential mortgage loans — FVO	—	—	566	566
Other investments	86	71	—	157
Derivative assets: (3)
Interest rate	3	7,556	2	7,561
Foreign currency exchange rate	—	3,783	80	3,863
Credit	—	145	30	175
Equity market	30	390	120	540
Total derivative assets	33	11,874	232	12,139
Embedded derivatives within asset host contracts (4)	—	—	143	143
Separate account assets (5)	82,818	111,612	1,148	195,578
Total assets	$124,428	$376,599	$19,941	$520,968
Liabilities
Derivative liabilities: (3)
Interest rate	$12	$1,713	$500	$2,225
Foreign currency exchange rate	—	3,784	54	3,838
Credit	—	49	—	49
Equity market	3	566	240	809
Total derivative liabilities	15	6,112	794	6,921
Embedded derivatives within liability host contracts (4)	—	—	1,554	1,554
Separate account liabilities (5)	—	16	7	23
Total liabilities	$15	$6,128	$2,355	$8,498
__________________

(1)	FVO securities were comprised of over 85% FVO contractholder-directed unit-linked investments at both September 30, 2017 and December 31, 2016.

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

(4)
Embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables and other invested assets on the consolidated balance sheets. Embedded derivatives within liability host contracts are presented within policyholder account balances, future policy benefits and other liabilities on the consolidated balance sheets. At September 30, 2017 and December 31, 2016, debt and equity securities also included embedded derivatives of ($140) million and ($88) million, respectively.

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
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 2% of the total estimated fair value of Level 3 fixed maturity securities at September 30, 2017.

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
The estimated fair value of investments in certain separate accounts included in FVO contractholder-directed unit-linked investments, FVO securities and other investments is determined on a basis consistent with the methodologies described herein for securities.
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
Foreign government, U.S. government and agency and State and political subdivision securities
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
Transfers between Levels 1 and 2:
There were no transfers between Levels 1 and 2 for assets and liabilities measured at estimated fair value and still held at September 30, 2017. Transfers between Levels 1 and 2 for assets and liabilities measured at estimated fair value and still held at December 31, 2016 were not significant.
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

					September 30, 2017				December 31, 2016				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	21	-	140	107	18	-	138	106	Increase
	•	Market pricing	•	Quoted prices (4)	25	-	498	120	6	-	700	116	Increase
	•	Consensus pricing	•	Offered quotes (4)	40	-	112	103	37	-	120	102	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	5	-	173	94	19	-	137	91	Increase (5)
ABS	•	Market pricing	•	Quoted prices (4)	5	-	118	100	5	-	106	99	Increase (5)
	•	Consensus pricing	•	Offered quotes (4)	99	-	102	100	96	-	102	100	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	200	-	300		200	-	300		Increase (7)
			•	Repurchase rates (8)	—	-	8		(44)		18		Decrease (7)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	(24)	-	328		50	-	328		Increase (7)
Credit	•	Present value techniques	•	Credit spreads (9)	97	-	100		97	-	98		Decrease (7)
	•	Consensus pricing	•	Offered quotes (10)
Equity market	•	Present value techniques or option pricing models	•	Volatility (11)	8%	-	30%		12%	-	32%		Increase (7)
			•	Correlation (12)	10%	-	30%		40%	-	40%
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.21%		0%	-	0.21%		Decrease (13)
				Ages 41 - 60	0.03%	-	0.75%		0.01%	-	0.78%		Decrease (13)
				Ages 61 - 115	0.16%	-	100%		0.04%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (14)
				Durations 11 - 20	2%	-	100%		2%	-	100%		Decrease (14)
				Durations 21 - 116	1.25%	-	100%		1.25%	-	100%		Decrease (14)
			•	Utilization rates	0%	-	25%		0%	-	25%		Increase (15)
			•	Withdrawal rates	0%	-	20%		0%	-	20%		(16)
			•	Long-term equity volatilities	8.76%	-	33%		9.95%	-	33%		Increase (17)
			•	Nonperformance risk spread	0.03%	-	1.38%		0.04%	-	1.70%		Decrease (18)
__________________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

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

(10)	At both September 30, 2017 and December 31, 2016, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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
The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Foreign Government	U.S. Government and Agency	Structured Securities	State and Political Subdivision	Equity Securities	FVO Securities (2)
	(In millions)
Three Months Ended September 30, 2017
Balance, beginning of period	$11,632	$208	$—	$4,939	$—	$468	$312
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(3)	1	—	13	—	(1)	7
Total realized/unrealized gains (losses) included in AOCI	164	(2)	—	31	—	(4)	—
Purchases (5)	713	—	—	468	—	13	73
Sales (5)	(285)	—	—	(478)	(1)	(52)	(70)
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—
Transfers into Level 3 (6)	123	—	—	—	62	—	3
Transfers out of Level 3 (6)	(226)	(9)	—	(440)	—	—	(21)
Balance, end of period	$12,118	$198	$—	$4,533	$61	$424	$304
Three Months Ended September 30, 2016
Balance, beginning of period	$10,938	$367	$297	$4,862	$45	$509	$231
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	8	2	—	26	—	4	4
Total realized/unrealized gains (losses) included in AOCI	96	2	(1)	25	3	(12)	—
Purchases (5)	588	21	100	918	—	4	18
Sales (5)	(414)	(7)	—	(367)	—	(11)	(6)
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—
Transfers into Level 3 (6)	373	—	—	44	7	1	—
Transfers out of Level 3 (6)	(202)	(62)	(101)	(236)	(17)	(6)	(4)
Balance, end of period	$11,387	$323	$295	$5,272	$38	$489	$243
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2017: (7)	$(2)	$1	$—	$22	$—	$(2)	$7
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2016: (7)	$—	$2	$—	$26	$—	$—	$4

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans — FVO	Net Derivatives (8)	Net Embedded Derivatives (9)	Separate Accounts (10)
	(In millions)
Three Months Ended September 30, 2017
Balance, beginning of period	$822	$615	$(288)	$(1,388)	$959
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	—	32	33	222	7
Total realized/unrealized gains (losses) included in AOCI	—	—	4	4	—
Purchases (5)	1	10	—	—	136
Sales (5)	(247)	(72)	—	—	(18)
Issuances (5)	—	—	—	—	1
Settlements (5)	—	(21)	(12)	(92)	(1)
Transfers into Level 3 (6)	2	—	—	—	56
Transfers out of Level 3 (6)	(175)	—	—	—	(101)
Balance, end of period	$403	$564	$(263)	$(1,254)	$1,039
Three Months Ended September 30, 2016
Balance, beginning of period	$64	$449	$51	$(2,751)	$1,485
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	1	10	(3)	262	(26)
Total realized/unrealized gains (losses) included in AOCI	(1)	—	(8)	(27)	—
Purchases (5)	222	42	—	—	4
Sales (5)	(55)	(5)	—	—	(24)
Issuances (5)	—	—	(1)	—	30
Settlements (5)	—	(15)	(21)	(84)	(45)
Transfers into Level 3 (6)	—	—	—	—	8
Transfers out of Level 3 (6)	—	—	—	—	(178)
Balance, end of period	$231	$481	$18	$(2,600)	$1,254
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2017: (7)	$—	$32	$27	$204	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2016: (7)	$1	$10	$7	$227	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Foreign Government	U.S. Government and Agency	Structured Securities	State and Political Subdivision	Equity Securities	FVO Securities (2)
	(In millions)
Nine Months Ended September 30, 2017
Balance, beginning of period	$11,537	$289	$—	$5,215	$10	$468	$287
Total realized/unrealized gains (losses) included in net income (loss) (3), (4)	6	3	—	80	—	(14)	20
Total realized/unrealized gains (losses) included in AOCI	612	4	—	118	2	30	—
Purchases (5)	2,802	7	—	867	—	18	209
Sales (5)	(1,487)	(97)	—	(1,329)	—	(74)	(115)
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—
Transfers into Level 3 (6)	83	—	—	10	59	—	3
Transfers out of Level 3 (6)	(1,435)	(8)	—	(428)	(10)	(4)	(100)
Balance, end of period	$12,118	$198	$—	$4,533	$61	$424	$304
Nine Months Ended September 30, 2016
Balance, beginning of period	$10,311	$829	$—	$5,121	$34	$334	$270
Total realized/unrealized gains (losses) included in net income (loss) (3), (4)	(4)	10	—	74	1	(22)	9
Total realized/unrealized gains (losses) included in AOCI	846	(2)	14	33	1	41	—
Purchases (5)	1,650	58	111	2,004	—	20	43
Sales (5)	(811)	(36)	—	(1,182)	—	(16)	(29)
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—
Transfers into Level 3 (6)	473	41	181	26	7	327	18
Transfers out of Level 3 (6)	(1,078)	(577)	(11)	(804)	(5)	(195)	(68)
Balance, end of period	$11,387	$323	$295	$5,272	$38	$489	$243
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2017 (7)	$6	$3	$—	$68	$—	$(12)	$16
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2016 (7)	$—	$9	$—	$75	$1	$(26)	$9

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans — FVO	Net Derivatives (8)	Net Embedded Derivatives (9)	Separate Accounts (10)
	(In millions)
Nine Months Ended September 30, 2017
Balance, beginning of period	$46	$566	$(562)	$(1,411)	$1,141
Total realized/unrealized gains (losses) included in net income (loss) (3), (4)	—	38	47	444	(22)
Total realized/unrealized gains (losses) included in AOCI	—	—	144	(42)	—
Purchases (5)	401	184	—	—	271
Sales (5)	(2)	(155)	—	—	(78)
Issuances (5)	—	—	(7)	—	1
Settlements (5)	—	(69)	115	(245)	(62)
Transfers into Level 3 (6)	2	—	—	—	21
Transfers out of Level 3 (6)	(44)	—	—	—	(233)
Balance, end of period	$403	$564	$(263)	$(1,254)	$1,039
Nine Months Ended September 30, 2016
Balance, beginning of period	$244	$314	$(179)	$(675)	$1,558
Total realized/unrealized gains (losses) included in net income (loss) (3), (4)	1	22	185	(1,450)	7
Total realized/unrealized gains (losses) included in AOCI	4	—	28	(239)	—
Purchases (5)	231	187	6	—	107
Sales (5)	(247)	(12)	—	—	(102)
Issuances (5)	—	—	(1)	—	28
Settlements (5)	—	(30)	(19)	(236)	(57)
Transfers into Level 3 (6)	1	—	—	—	9
Transfers out of Level 3 (6)	(3)	—	(2)	—	(296)
Balance, end of period	$231	$481	$18	$(2,600)	$1,254
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2017 (7)	$—	$38	$27	$422	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2016 (7)	$1	$22	$157	$(1,469)	$—
__________________

(1)	Comprised of U.S. and foreign corporate securities.

(2)	Comprised of FVO contractholder-directed unit-linked investments, FVO general account securities and FVO general account securities held by CSEs.

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

Fair Value Option
The Company elects the FVO for certain residential mortgage loans that are managed on a total return basis. The following table presents information for residential mortgage loans, which are accounted for under the FVO and were initially measured at fair value.

	Residential Mortgage Loans — FVO
	September 30, 2017	December 31, 2016
	(In millions)
Assets
Unpaid principal balance	$711	$794
Difference between estimated fair value and unpaid principal balance	(147)	(228)
Carrying value at estimated fair value	$564	$566
Loans in nonaccrual status	$213	$214
Loans more than 90 days past due	$106	$137
Loans in nonaccrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(121)	$(150)

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

	At September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016
	Carrying Value After Measurement		Gains (Losses)
	(In millions)
Mortgage loans (1)	$19	$9	$(1)	$—	$(1)	$—
Other limited partnership interests (2)	$85	$75	$(30)	$(9)	$(54)	$(43)
Other assets (3)	$—	$—	$—	$—	$(5)	$(30)
__________________

(1)
Estimated fair values for impaired mortgage loans are based on independent broker quotations or valuation models using unobservable inputs or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, are based on the estimated fair value of the underlying collateral or the present value of the expected future cash flows.

(2)
For these cost method investments, estimated fair value is determined from information provided on the financial statements of the underlying entities including NAV data. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. The Company estimates that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both September 30, 2017 and 2016 were not significant.

(3)
During the nine months ended September 30, 2016, the Company recognized an impairment of computer software in connection with the sale to MassMutual. See Note 3 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2017
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$67,493	$—	$—	$69,218	$69,218
Policy loans	$9,585	$—	$335	$11,092	$11,427
Real estate joint ventures	$2	$—	$—	$11	$11
Other limited partnership interests	$239	$—	$—	$243	$243
Other invested assets	$553	$159	$—	$394	$553
Premiums, reinsurance and other receivables	$4,140	$—	$1,244	$3,089	$4,333
Other assets	$272	$—	$191	$113	$304
Liabilities
Policyholder account balances	$114,100	$—	$—	$116,637	$116,637
Long-term debt	$16,676	$—	$18,596	$—	$18,596
Collateral financing arrangement	$1,220	$—	$—	$945	$945
Junior subordinated debt securities	$3,144	$—	$4,337	$—	$4,337
Other liabilities	$5,122	$—	$3,466	$2,293	$5,759
Separate account liabilities	$123,586	$—	$123,586	$—	$123,586

	December 31, 2016
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$64,601	$—	$—	$65,742	$65,742
Policy loans	$9,511	$—	$335	$10,921	$11,256
Real estate joint ventures	$4	$—	$—	$26	$26
Other limited partnership interests	$340	$—	$—	$371	$371
Other invested assets	$497	$145	$—	$352	$497
Premiums, reinsurance and other receivables	$4,088	$—	$1,152	$3,127	$4,279
Other assets	$237	$—	$198	$71	$269
Liabilities
Policyholder account balances	$108,255	$—	$—	$110,359	$110,359
Long-term debt	$16,422	$—	$17,972	$—	$17,972
Collateral financing arrangement	$1,274	$—	$—	$978	$978
Junior subordinated debt securities	$3,169	$—	$3,982	$—	$3,982
Other liabilities	$1,767	$—	$1,493	$275	$1,768
Separate account liabilities	$118,385	$—	$118,385	$—	$118,385

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
Long-term Debt, Collateral Financing Arrangement and Junior Subordinated Debt Securities
The estimated fair values of long-term debt, a collateral financing arrangement and junior subordinated debt securities are principally determined using market standard valuation methodologies.
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
Valuations of instruments classified as Level 3 are based primarily on discounted cash flow methodologies that utilize unobservable discount rates that can vary significantly based upon the specific terms of each individual arrangement. The determination of estimated fair values of a collateral financing arrangement incorporates valuations obtained from the counterparties to the arrangement as part of the collateral management process.
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
10. Equity
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows at both September 30, 2017 and December 31, 2016:

Series	Shares Authorized	Shares Issued	Shares Outstanding
Floating Rate Non-Cumulative Preferred Stock, Series A	27,600,000	24,000,000	24,000,000
5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C	1,500,000	1,500,000	1,500,000
Series A Junior Participating Preferred Stock	10,000,000	—	—
Not designated	160,900,000	—	—
Total	200,000,000	25,500,000	25,500,000
Common Stock
During the nine months ended September 30, 2017 and 2016, MetLife, Inc. repurchased 44,737,625 shares and 1,445,864 shares through open market purchases for $2.3 billion and $70 million, respectively.
At September 30, 2017, MetLife, Inc. had $383 million remaining under the common stock repurchase authorization. Common stock repurchases are dependent upon several factors, including the Company’s capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors.
See Note 16 for information on subsequent common stock repurchases and authorizations.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Equity (continued)

Dividend Restrictions
The declaration and payment of dividends is subject to the discretion of MetLife, Inc.’s Board of Directors, and will depend on its financial condition, results of operations, cash requirements, future prospects and other factors deemed relevant by the Board. The payment of dividends on MetLife, Inc.’s common stock, and MetLife, Inc.’s ability to repurchase its common stock, may also be subject to restrictions under potential regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Reserve Bank of New York (collectively, with the Federal Reserve Board, the “Federal Reserve”) if MetLife, Inc. were re-designated by the Financial Stability Oversight Council (“FSOC”) as a non-bank systemically important financial institution (“non-bank SIFI”).
MetLife, Inc.’s preferred stock and junior subordinated debentures contain provisions that would automatically suspend the payment of preferred stock dividends and interest on junior subordinated debentures if MetLife, Inc. fails to meet certain risk based capital ratio, net income and stockholders’ equity tests at specified times, except to the extent of the net proceeds from the issuance of certain securities during specified periods. If preferred stock dividends or interest on junior subordinated debentures are not paid, certain provisions in those instruments (sometimes referred to as “dividend stoppers”) may restrict MetLife, Inc. from repurchasing its common or preferred stock or paying dividends on its common or preferred stock and interest on its junior subordinated debentures. If MetLife, Inc. has not paid the full dividends on its preferred stock for the latest completed dividend period, MetLife, Inc. may not repurchase or pay dividends on its common stock during a dividend period. Under the junior subordinated debentures, if MetLife, Inc. has not paid in full the accrued interest on its junior subordinated debentures through the most recent interest payment date, it may not repurchase or pay dividends on its common stock or other capital stock (including the preferred stock), subject to certain exceptions. After obtaining the approval of the holders of a majority of MetLife, Inc.’s outstanding common stock on October 19, 2017, MetLife, Inc. amended the stockholders’ equity test applicable to the preferred stock to reflect the Separation of Brighthouse, so that prospectively the test will reflect the decrease in MetLife’s shareholders’ equity as a result of the Separation. On August 28, 2017, with the consent of holders of each series of junior subordinated debentures (or securities exchangeable for junior subordinated debentures), MetLife amended the stockholders’ equity test in the junior subordinated debentures to the same effect.
The junior subordinated debentures further provide that MetLife may, at its option and provided that certain conditions are met, defer payment of interest without giving rise to an event of default for periods of up to 10 years. In that case, after five years MetLife, Inc. would be obligated to use commercially reasonable efforts to sell equity securities to raise proceeds to pay the interest. MetLife, Inc. would not be subject to limitations on the number of deferral periods that MetLife, Inc. could begin, so long as all accrued and unpaid interest is paid with respect to prior deferral periods. If MetLife, Inc. were to defer payments of interest, the “dividend stopper” provisions in the junior subordinated debentures would thus prevent MetLife, Inc. from repurchasing or paying dividends on its common stock or other capital stock (including the preferred stock) during the period of deferral, subject to exceptions.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Equity (continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to MetLife, Inc., was as follows:

	Three Months Ended September 30, 2017
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$13,469	$1,569	$(4,679)	$(1,923)	$8,436
OCI before reclassifications	803	(166)	193	2	832
Deferred income tax benefit (expense)	(270)	56	(6)	2	(218)
AOCI before reclassifications, net of income tax	14,002	1,459	(4,492)	(1,919)	9,050
Amounts reclassified from AOCI	(360)	(307)	—	40	(627)
Deferred income tax benefit (expense)	126	107	—	(17)	216
Amounts reclassified from AOCI, net of income tax	(234)	(200)	—	23	(411)
Disposal of subsidiary (2)	(2,286)	(305)	51	28	(2,512)
Deferred income tax benefit (expense)	800	107	(19)	(10)	878
Disposal of subsidiary, net of income tax	(1,486)	(198)	32	18	(1,634)
Balance, end of period	$12,282	$1,061	$(4,460)	$(1,878)	$7,005

	Three Months Ended September 30, 2016
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$18,204	$2,431	$(4,020)	$(1,983)	$14,632
OCI before reclassifications	(1,066)	(24)	49	(259)	(1,300)
Deferred income tax benefit (expense)	281	8	30	85	404
AOCI before reclassifications, net of income tax	17,419	2,415	(3,941)	(2,157)	13,736
Amounts reclassified from AOCI	(173)	(94)	—	46	(221)
Deferred income tax benefit (expense)	60	30	—	(10)	80
Amounts reclassified from AOCI, net of income tax	(113)	(64)	—	36	(141)
Disposal of subsidiary (2)	—	—	—	—	—
Deferred income tax benefit (expense)	—	—	—	—	—
Disposal of subsidiary, net of income tax	—	—	—	—	—
Balance, end of period	$17,306	$2,351	$(3,941)	$(2,121)	$13,595

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Equity (continued)

	Nine Months Ended September 30, 2017
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$10,766	$1,865	$(5,312)	$(1,972)	$5,347
OCI before reclassifications	4,826	37	710	(17)	5,556
Deferred income tax benefit (expense)	(1,686)	(14)	110	7	(1,583)
AOCI before reclassifications, net of income tax	13,906	1,888	(4,492)	(1,982)	9,320
Amounts reclassified from AOCI	(211)	(965)	—	125	(1,051)
Deferred income tax benefit (expense)	73	336	—	(39)	370
Amounts reclassified from AOCI, net of income tax	(138)	(629)	—	86	(681)
Disposal of subsidiary (2)	(2,286)	(305)	51	28	(2,512)
Deferred income tax benefit (expense)	800	107	(19)	(10)	878
Disposal of subsidiary, net of income tax	(1,486)	(198)	32	18	(1,634)
Balance, end of period	$12,282	$1,061	$(4,460)	$(1,878)	$7,005

	Nine Months Ended September 30, 2016
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$10,315	$1,458	$(4,950)	$(2,052)	$4,771
OCI before reclassifications	10,872	1,472	809	(248)	12,905
Deferred income tax benefit (expense)	(3,656)	(460)	200	81	(3,835)
AOCI before reclassifications, net of income tax	17,531	2,470	(3,941)	(2,219)	13,841
Amounts reclassified from AOCI	(339)	(174)	—	145	(368)
Deferred income tax benefit (expense)	114	55	—	(47)	122
Amounts reclassified from AOCI, net of income tax	(225)	(119)	—	98	(246)
Disposal of subsidiary (2)	—	—	—	—	—
Deferred income tax benefit (expense)	—	—	—	—	—
Disposal of subsidiary, net of income tax	—	—	—	—	—
Balance, end of period	$17,306	$2,351	$(3,941)	$(2,121)	$13,595
__________________

(1)	See Note 6 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI, and the policyholder dividend obligation.

(2)	See Note 3.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$303	$113	$386	$317	Net investment gains (losses)
Net unrealized investment gains (losses)	(1)	4	—	23	Net investment income
Net unrealized investment gains (losses)	55	(1)	(89)	21	Net derivative gains (losses)
Net unrealized investment gains (losses)	3	57	(86)	(22)	Discontinued operations
Net unrealized investment gains (losses), before income tax	360	173	211	339
Income tax (expense) benefit	(126)	(60)	(73)	(114)
Net unrealized investment gains (losses), net of income tax	234	113	138	225
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	9	28	23	44	Net derivative gains (losses)
Interest rate swaps	5	3	12	9	Net investment income
Interest rate swaps	—	1	2	14	Discontinued operations
Interest rate forwards	(1)	—	(5)	—	Net derivative gains (losses)
Interest rate forwards	—	—	2	2	Net investment income
Interest rate forwards	—	—	1	1	Other expenses
Interest rate forwards	—	2	3	4	Discontinued operations
Foreign currency swaps	294	54	915	90	Net derivative gains (losses)
Foreign currency swaps	—	—	(1)	(1)	Net investment income
Foreign currency swaps	—	—	1	1	Other expenses
Foreign currency swaps	—	5	11	6	Discontinued operations
Credit forwards	—	—	1	3	Net derivative gains (losses)
Credit forwards	—	1	—	1	Net investment income
Gains (losses) on cash flow hedges, before income tax	307	94	965	174
Income tax (expense) benefit	(107)	(30)	(336)	(55)
Gains (losses) on cash flow hedges, net of income tax	200	64	629	119
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(46)	(47)	(143)	(150)
Amortization of prior service (costs) credit	6	1	18	5
Amortization of defined benefit plan items, before income tax	(40)	(46)	(125)	(145)
Income tax (expense) benefit	17	10	39	47
Amortization of defined benefit plan items, net of income tax	(23)	(36)	(86)	(98)
Total reclassifications, net of income tax	$411	$141	$681	$246
__________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 12.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

11. Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Compensation	$1,107	$1,100	$3,302	$3,602
Pension, postretirement and postemployment benefit costs	86	78	242	308
Commissions	888	859	2,544	2,700
Volume-related costs	113	91	285	384
Capitalization of DAC	(761)	(770)	(2,218)	(2,422)
Amortization of DAC and VOBA	626	660	1,945	2,052
Amortization of negative VOBA	(32)	(55)	(113)	(221)
Interest expense on debt	284	280	851	875
Premium taxes, licenses and fees	145	174	467	544
Professional services	389	372	1,119	1,099
Rent and related expenses, net of sublease income	121	91	265	285
Other	352	336	1,215	1,090
Total other expenses	$3,318	$3,216	$9,904	$10,296
See Note 3 for further information on Separation-related transaction costs.
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

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
	Severance
	(In millions)
Balance, beginning of period	$17	$35
Restructuring charges	3	25
Cash payments	(3)	(43)
Balance, end of period	$17	$17
Total restructuring charges incurred since inception of initiative	$60	$60
Management anticipates further restructuring charges through the year ending December 31, 2019. However, such restructuring plans were not sufficiently developed to enable management to make an estimate of such restructuring charges at September 30, 2017.

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
The components of net periodic benefit costs were as follows:

	Three Months Ended September 30,
	2017		2016
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$62	$1	$67	$4
Interest costs	106	19	101	20
Divestitures and curtailment costs (1)	3	2	(1)	(1)
Expected return on plan assets	(129)	(18)	(138)	(19)
Amortization of net actuarial (gains) losses	46	—	45	2
Amortization of prior service costs (credit)	—	(6)	—	(1)
Net periodic benefit costs (credit)	$88	$(2)	$74	$5

	Nine Months Ended September 30,
	2017		2016
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$184	$4	$212	$8
Interest costs	318	57	316	62
Divestitures and curtailment costs (1)	3	2	(1)	15
Expected return on plan assets	(387)	(54)	(388)	(56)
Amortization of net actuarial (gains) losses	143	—	143	7
Amortization of prior service costs (credit)	(1)	(17)	—	(5)
Net periodic benefit costs (credit)	$260	$(8)	$282	$31
__________________

(1)
For the nine months ended September 30, 2016, the Company recognized curtailment charges on certain postretirement benefit plans in connection with the sale to MassMutual. See Note 3 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

13. Income Tax
The Company has not provided U.S. deferred taxes on the cumulative earnings of certain non-U.S. affiliates that have been reinvested indefinitely. These earnings relate to ongoing operations and have been reinvested in active non-U.S. business operations. In the third quarter of 2017, the Company recorded a $444 million tax charge related to the future repatriation of approximately $3.0 billion of pre-2017 earnings following the post-Separation review of its capital needs. The Company will continue to assert that earnings of these non-U.S. operations will be reinvested indefinitely for amounts earned in 2017 and subsequent years, as the Company expects to continue to invest in such operations. This charge was partially offset by a $264 million tax benefit associated with dividends from other non-U.S. operations. As a result, the Company recognized a $180 million net deferred tax liability.
14. Earnings Per Common Share
The following table presents the weighted average shares, basic earnings per common share and diluted earnings per common share for each income category presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions, except per share data)
Weighted Average Shares:
Weighted average common stock outstanding for basic earnings per common share	1,062.3	1,100.5	1,075.5	1,100.6
Incremental common shares from assumed exercise or issuance of stock-based awards	9.2	8.8	8.5	8.4
Weighted average common stock outstanding for diluted earnings per common share	1,071.5	1,109.3	1,084.0	1,109.0
Income (Loss) from Continuing Operations:
Income (loss) from continuing operations, net of income tax	$893	$1,024	$2,630	$4,269
Less: Income (loss) from continuing operations, net of income tax, attributable to noncontrolling interests	6	(4)	12	2
Less: Preferred stock dividends	6	6	58	58
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$881	$1,022	$2,560	$4,209
Basic	$0.83	$0.93	$2.38	$3.82
Diluted	$0.82	$0.92	$2.36	$3.80
Income (Loss) from Discontinued Operations:
Income (loss) from discontinued operations, net of income tax	$(968)	$(451)	$(989)	$(1,379)
Less: Income (loss) from discontinued operations, net of income tax, attributable to noncontrolling interests	—	—	—	—
Income (loss) from discontinued operations, net of income tax, available to MetLife, Inc.’s common shareholders	$(968)	$(451)	$(989)	$(1,379)
Basic	$(0.91)	$(0.41)	$(0.92)	$(1.25)
Diluted	$(0.90)	$(0.41)	$(0.91)	$(1.25)
Net Income (Loss):
Net income (loss)	$(75)	$573	$1,641	$2,890
Less: Net income (loss) attributable to noncontrolling interests	6	(4)	12	2
Less: Preferred stock dividends	6	6	58	58
Net income (loss) available to MetLife, Inc.’s common shareholders	$(87)	$571	$1,571	$2,830
Basic	$(0.08)	$0.52	$1.46	$2.57
Diluted	$(0.08)	$0.51	$1.45	$2.55

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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at September 30, 2017. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of September 30, 2017, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $450 million.
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
As reported in the 2016 Annual Report, MLIC received approximately 4,146 asbestos-related claims in 2016. During the nine months ended September 30, 2017 and 2016, MLIC received approximately 2,742 and 3,267 new asbestos-related claims, respectively. See Note 21 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2014. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through September 30, 2017.
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
In the Matter of Chemform, Inc. Site, Pompano Beach, Broward County, Florida
In July 2010, the Environmental Protection Agency (“EPA”) advised MLIC that it believed payments were due under two settlement agreements, known as “Administrative Orders on Consent,” that New England Mutual Life Insurance Company (“New England Mutual”) signed in 1989 and 1992 with respect to the cleanup of a Superfund site in Florida (the “Chemform Site”). The EPA originally contacted MLIC (as successor to New England Mutual) and a third party in 2001, and advised that they owed additional clean-up costs for the Chemform Site. The matter was not resolved at that time. In September 2012, the EPA, MLIC and the third party executed an Administrative Order on Consent under which MLIC and the third party agreed to be responsible for certain environmental testing at the Chemform Site. The EPA may seek additional costs if the environmental testing identifies issues. The EPA and MLIC have reached a settlement in principal on the EPA’s claim for past costs. The Company estimates that the aggregate cost to resolve this matter, including the settlement for claims of past costs and the costs of environmental testing, will not exceed $300 thousand.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
15. Contingencies, Commitments and Guarantees (continued)

Unclaimed Property Litigation
City of Westland Police and Fire Retirement System v. MetLife, Inc., et. al. (S.D.N.Y., filed January 12, 2012)
Seeking to represent a class of persons who purchased MetLife, Inc. common shares between February 2, 2010, and October 6, 2011, the plaintiff alleges that MetLife, Inc. and several current and former directors and executive officers of MetLife, Inc. violated the Securities Act of 1933, as well as the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing, or causing MetLife, Inc. to issue, materially false and misleading statements concerning MetLife, Inc.’s potential liability for millions of dollars in insurance benefits that should have been paid to beneficiaries or escheated to the states. Plaintiff seeks unspecified compensatory damages and other relief. On September 22, 2017, the Court granted plaintiff’s motion to certify their proposed class of persons who purchased or acquired MetLife common stock in the Company’s August 3, 2010 Offering or the Company’s March 4, 2011 Offering. The defendants intend to defend this action vigorously.
Total Control Accounts Litigation
MLIC is a defendant in a lawsuit related to its use of retained asset accounts, known as total control accounts (“TCA”), as a settlement option for death benefits.
Owens v. Metropolitan Life Insurance Company (N.D. Ga., filed April 17, 2014)
Plaintiff filed this class action lawsuit on behalf of all persons for whom MLIC established a retained asset account, known as a TCA, to pay death benefits under an Employee Retirement Income Security Act of 1974 (“ERISA”) plan. The action alleges that MLIC’s use of the TCA as the settlement option for life insurance benefits under some group life insurance policies violates MLIC’s fiduciary duties under ERISA. As damages, plaintiff seeks disgorgement of profits that MLIC realized on accounts owned by members of the class. In addition, plaintiff, on behalf of a subgroup of the class, seeks interest under Georgia’s delayed settlement interest statute, alleging that the use of the TCA as the settlement option did not constitute payment. On September 27, 2016, the court denied MLIC’s summary judgment motion in full and granted plaintiff’s partial summary judgment motion. On September 29, 2017, the court certified a nationwide class. The court also certified a Georgia subclass. The Company intends to defend this action vigorously.
Diversified Lending Group Litigations
Hartshorne v. MetLife, Inc., et al. (Los Angeles County Superior Court, filed March 25, 2015)
Plaintiffs named MetLife, Inc., MSI, and NELICO in 12 related lawsuits in California state court alleging various causes of action including multiple negligence and statutory claims relating to a Ponzi scheme involving the Diversified Lending Group. In August 2016, a trial of claims by one of the 98 plaintiffs, Christine Ramirez, resulted in a verdict against MetLife, Inc., MSI, and NELICO for approximately $200 thousand in compensatory damages and $15 million in punitive damages. On November 30, 2016, Ramirez consented to the court’s reduction of punitive damages to approximately $7 million. These companies have filed a notice appealing this judgment to the Second Appellate District of the State of California. On May 2, 2017, the court awarded the plaintiff approximately $6.5 million in attorneys’ fees and costs; the Company has appealed this decision. The Company has reached a settlement in principle with 97 of the plaintiffs, including Ramirez.

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
MetLife, Inc. v. Financial Stability Oversight Council (D. D.C., January 13, 2015)
MetLife, Inc. filed this action in U.S. District Court for the District of Columbia (“D.C. District Court”) seeking to overturn the FSOC designation of MetLife, Inc. as a non-bank SIFI. The suit is brought under the section of the Dodd-Frank Wall Street Reform and Consumer Protection Act providing that a company designated as a non-bank SIFI may petition the federal courts for review, and seeks an order requiring that the final determination be rescinded. The D.C. District Court issued a decision on March 30, 2016 granting, in part, MetLife, Inc.’s cross motion for summary judgment and rescinding the FSOC’s designation of MetLife, Inc. as a non-bank SIFI. On April 8, 2016, the FSOC appealed the D.C. District Court’s order to the United States Court of Appeals for the District of Columbia (“D.C. Circuit”). On August 2, 2017, the D.C. Circuit ordered that the appeal be held in abeyance pending an upcoming report by the Secretary of the Treasury following its review of the FSOC SIFI designation process and standards.
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
Newman v. Metropolitan Life Insurance Company (N.D. Ill., filed March 23, 2016)
Plaintiff filed this putative class action alleging causes of action for breach of contract, fraud, and violations of the Illinois Consumer Fraud and Deceptive Business Practices Act, based on MLIC’s class-wide increase in premiums charged for long-term care insurance policies. Plaintiff alleges a class consisting of herself and all persons over age 65 who selected a Reduced Pay at Age 65 payment feature and whose premium rates were increased after age 65. Plaintiff asserts that premiums could not be increased for these class members and/or that marketing material was misleading as to MLIC’s right to increase premiums. Plaintiff seeks unspecified compensatory, statutory and punitive damages, as well as recessionary and injunctive relief. On April 12, 2017, the court granted MLIC’s motion, dismissing the action with prejudice. On April 21, 2017, plaintiff appealed this ruling.
Miller, et al. v. MetLife, Inc., et al. (C.D. Cal., filed April 7, 2017)
Plaintiffs filed this putative class action against MetLife, Inc. and MLIC in the U.S. District Court for the Central District of California, purporting to assert claims on behalf of all persons who replaced their MetLife Optional Term Life or Group Universal Life policy for a Group Variable Universal Life policy wherein MetLife allegedly charged smoker rates for certain non-smokers. Plaintiffs seek unspecified compensatory and punitive damages, as well as other relief. On September 25, 2017, Plaintiffs dismissed the action and refiled the complaint in U.S. District Court for the Southern District of New York. The Company intends to defend this action vigorously.
Julian & McKinney v. Metropolitan Life Insurance Company (S.D.N.Y., filed February 9, 2017)
Plaintiffs filed this putative class and collective action on behalf of themselves and all current and former long-term disability (“LTD”) claims specialists between February 2011 and the present for alleged wage and hour violations under the Fair Labor Standards Act, the New York Labor Law, and the Connecticut Minimum Wage Act. The suit alleges that MetLife improperly reclassified the plaintiffs and similarly situated LTD claims specialists from non-exempt to exempt from overtime pay in November 2013. As a result, they and members of the putative class were no longer eligible for overtime pay even though they allege they continued to work more than 40 hours per week. The Company intends to defend this action vigorously.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $3.4 billion and $4.0 billion at September 30, 2017 and December 31, 2016, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $7.5 billion and $6.9 billion at September 30, 2017 and December 31, 2016, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $329 million, with a cumulative maximum of $709 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $6 million and $8 million at September 30, 2017 and December 31, 2016, respectively, for indemnities, guarantees and commitments.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

16. Subsequent Events
Common Stock Repurchases
In the fourth quarter of 2017 through October 25, 2017, MetLife, Inc. repurchased 2,301,205 shares of its common stock in the open market for $121 million. On November 1, 2017, MetLife, Inc. announced that its Board of Directors approved an additional $2.0 billion authorization for MetLife, Inc. to repurchase its common stock.
Common Stock Dividend
On October 24, 2017, the MetLife, Inc. Board of Directors declared a fourth quarter 2017 common stock dividend of $0.40 per share payable on December 13, 2017 to shareholders of record as of November 6, 2017. The Company estimates that the aggregate dividend payment will be $422 million.
The Separation
See Note 3 and Note 10 for subsequent events related to the Separation.

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
Executive Summary
Overview
MetLife is one of the world’s leading financial services companies providing insurance, annuities, employee benefits and asset management. MetLife is organized into five segments: U.S.; Asia; Latin America; Europe, the Middle East and Africa (“EMEA”); and MetLife Holdings. In addition, the Company reports certain of its results of operations in Corporate & Other. See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other. Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability.
On August 4, 2017, MetLife, Inc. completed the separation of Brighthouse Financial, Inc. and its subsidiaries (“Brighthouse”) through a distribution of 96,776,670 shares of Brighthouse Financial, Inc. common stock to the MetLife, Inc. common shareholders (the “Separation”). MetLife, Inc. retained the remaining ownership interest of 22,996,436 shares, or 19.2%, of Brighthouse Financial, Inc. common stock outstanding. The Separation resulted in the elimination of the Brighthouse Financial segment. The results of Brighthouse are reflected in the Company’s interim condensed consolidated financial statements as discontinued operations and had no impact on total consolidated net income (loss). Prior period results have been revised to reflect discontinued operations and are reported in Corporate & Other. See “— Other Key Information — Separation of Brighthouse” and Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for further information.

Current Period Highlights
During the three months ended September 30, 2017, overall sales increased compared to the three months ended September 30, 2016, reflecting improved sales in our Retirement and Income Solutions (“RIS”) business, as well as our segments abroad, largely offset by declines in our U.S. life and annuity products due to the discontinued marketing of these products in connection with the Separation. Higher taxes negatively impacted our results compared to the prior period. In addition, while positive net flows drove an increase in our investment portfolio, investment yields were down despite improved equity market performance. Results improved due to the impact in both periods of our annual actuarial assumption review. An unfavorable change in net investment gains (losses) was primarily the result of losses recognized in connection with the Separation. Losses from discontinued operations were due to the Separation. Net derivative gains (losses) improved primarily as a result of changes in interest rates and foreign currency exchange rates.
The following represents segment level results and percentage contributions to total segment level operating earnings available to common shareholders for the nine months ended September 30, 2017:
__________________

(1)	Excludes Corporate & Other operating loss available to common shareholders of $580 million.

(2)	Consistent with GAAP guidance for segment reporting, operating earnings is our GAAP measure of segment performance. See “— Non-GAAP and Other Financial Disclosures.”

Three Months Ended September 30, 2017 Compared with the Three Months Ended September 30, 2016

Consolidated Results - Highlights
Net income (loss) available to MetLife, Inc.’s common shareholders down $658 million, which includes a $1.1 billion loss from the Separation in the current period:

		•	Unfavorable change in net investment gains (losses) of $837 million ($544 million, net of income tax)

		•	Income (loss) from discontinued operations, net of income tax, down $517 million

		•	Operating earnings available to common shareholders down $187 million

		•	Favorable change in net derivative gains (losses) of $353 million ($229 million, net of income tax)

(1) See “— Results of Operations — Consolidated Results” and “— Non-GAAP and Other Financial Disclosures” for reconciliations and definitions of non-GAAP financial measures.
Consolidated Results - Operating Highlights
Operating earnings available to common shareholders down $187 million:
•	Results of operations impacted by higher taxes and lower investment yields, partially offset by the impact in both periods of our annual actuarial assumption review.
•	Our results for the three months ended September 30, 2017 included the following:
•
net tax-related charges of $167 million consisting of (i) a $180 million net tax charge related to the future repatriation of approximately $3.0 billion of cash following the post-Separation review of our capital needs, partially offset by a tax benefit associated with dividends from our non-U.S. operations, and (ii) a $13 million net tax-related benefit, including interest, from the finalization of certain tax audits

•
favorable reserve adjustments of $28 million, net of income tax, and $21 million, net of income tax, resulting from modeling improvements in the reserving process for our long-term care and life businesses, respectively

	•	a $17 million, net of income tax, increase in expenses associated with our previously announced unit cost initiative
For a more in-depth discussion of our consolidated results, see “— Results of Operations — Consolidated Results” and “— Results of Operations — Consolidated Results — Operating.”

Nine Months Ended September 30, 2017 Compared with the Nine Months Ended September 30, 2016

Consolidated Results - Highlights
Net income (loss) available to MetLife, Inc.’s common shareholders down $1.3 billion, which includes a $1.3 billion loss from the Separation in the current period:

• Unfavorable change in net derivative gains (losses) of $2.1 billion ($1.4 billion, net of income tax)

• Unfavorable change in net investment gains (losses) of $1.0 billion ($674 million, net of income tax)

• Favorable change in income (loss) from discontinued operations, net of income tax, of $390 million

• Operating earnings available to common shareholders up $612 million

(1) See “— Results of Operations — Consolidated Results” and “— Non-GAAP and Other Financial Disclosures” for reconciliations and definitions of non-GAAP financial measures.
Consolidated Results - Operating Highlights
Operating earnings available to common shareholders up $612 million:
•
Results of operations impacted by annuities reinsurance activity with Brighthouse, the impact in both periods of our annual actuarial assumption review and the impact of current and prior period refinements made to deferred policy acquisition costs (“DAC”) and certain insurance-related liabilities

•	Our results for the nine months ended September 30, 2017 included the following:
•
net tax-related charges of $140 million consisting of (i) a $180 million net tax charge related to the future repatriation of approximately $3.0 billion of cash following the post-Separation review of our capital needs, partially offset by a tax benefit associated with dividends from our non-U.S. operations, and (ii) a $40 million net tax-related benefit, including interest, from the finalization of certain tax audits

•
a $44 million, net of income tax, charge for expenses incurred related to a guaranty fund assessment for Penn Treaty Network America Insurance Company (“Penn Treaty”) and an increase in litigation reserves

	•	a $60 million, net of income tax, increase in expenses associated with our previously announced unit cost initiative
•
favorable reserve adjustments of $55 million, net of income tax, and $28 million, net of income tax, resulting from modeling improvements in the reserving process for our life and long-term care businesses, respectively

	•	a charge of $36 million, net of income tax, for lease impairments
	•	a benefit of $12 million, net of income tax, related to a refinement to prior period reinsurance receivables in Australia
•	Our results for the nine months ended September 30, 2016 included the following:
	•	unfavorable reserve adjustments of $30 million, net of income tax, resulting from modeling improvements in the reserving process for our universal life business
	•	one-time charge of $44 million, net of income tax, related to an adjustment to reinsurance receivables in Australia
	•	tax benefit in Japan of $20 million related to a change in corporate tax rate that pertains to periods prior to 2016
	•	tax charge in Chile of $10 million as a result of tax reform legislation that pertains to periods prior to 2016
For a more in-depth discussion of our consolidated results, see “— Results of Operations — Consolidated Results” and “— Results of Operations — Consolidated Results — Operating.”

Consolidated Company Outlook
As evidenced by the completion of the Separation in the third quarter of 2017, we remain committed to Accelerating Value and our refreshed enterprise strategy, the center of which is One MetLife. Digital and simplified are the key enablers of our strategic initiatives which include (i) optimizing value and risk by prioritizing businesses with high internal rates of return, lower capital intensity, and maximum cash generation, (ii) driving operational excellence, by becoming a high-performance operating company with a competitive cost structure, (iii) transforming our distribution channels to drive efficiency and productivity through digital enablement and improved customer persistency, and (iv) undertaking a targeted approach to find the right solutions for the right customers through the commitment to creating differentiated customer value propositions. This new enterprise strategy will enhance our ability to focus on the right markets, build clear differentiators, and continue to make the right investments to deliver shareholder value.
We expect post-Separation MetLife operating earnings to grow in 2018 driven by both business growth and expense discipline, and to be significantly less sensitive to interest rates. Notably, the Separation has made MetLife a more globally diversified company; we expect MetLife will generate over 40% of its operating earnings from outside the United States in 2018 and that percentage should continue to grow over time.
We expect to have cash commitments of between $1.0 billion and $2.0 billion over the two-year period of 2017 and 2018 relating to liability management transactions, including the repayment of certain debt maturities. In addition, we plan to maintain a liquidity buffer of $3.0 to $4.0 billion of liquid assets at the holding companies.
Assuming interest rates follow the observable forward yield curves as of December 31, 2016, we expect the average ratio of free cash flow to operating earnings over the two-year period of 2017 and 2018, excluding the impact of the Separation, to be 65% to 75%. This expectation reflects our unit cost improvement program and the related initiative to invest $1.0 billion by 2020 to generate $800 million pre-tax run rate annual savings, net of stranded overhead. We believe that free cash flow is a key determinant of dividends and share repurchases.
When making these and other projections, we must rely on the accuracy of our assumptions about future economic and business conditions, which can be affected by known and unknown risks and other uncertainties. Our assumptions have been and will continue to be impacted by (i) regulatory uncertainty regarding capital requirements that would have been applicable to MetLife, Inc. as a result of the Financial Stability Oversight Council’s (“FSOC”) former designation of MetLife, Inc. as a non-bank systemically important financial institution (“non-bank SIFI”), which, among other things, impacted the level of our share repurchases, (ii) lower investment margins (primarily in the United States) as a result of the sustained low interest rate environment, (iii) lower than anticipated merger and acquisition activity, and (iv) the effect on our foreign operations of the strengthening of the U.S. dollar. See “— Other Key Information — Separation of Brighthouse ” and “— Other Key Information — Non-Bank SIFI” for information regarding the Separation, and the status of court proceedings relating to MetLife, Inc.’s challenge to the FSOC’s former designation of it as a non-bank SIFI.
Other Key Information
Separation of Brighthouse
On August 4, 2017, MetLife, Inc. completed the separation of Brighthouse. MetLife, Inc. common shareholders received a distribution of one share of Brighthouse Financial, Inc. common stock for every 11 shares of MetLife, Inc. common stock they owned as of 5:00 p.m., New York City time, on the July 19, 2017 record date. Shareholders of MetLife, Inc. who owned less than 11 shares of common stock, or others who would have otherwise received fractional shares, received cash. MetLife, Inc. distributed 96,776,670 of the 119,773,106 shares of Brighthouse Financial, Inc. common stock outstanding, representing approximately 80.8% of those shares. Certain MetLife affiliates hold MetLife, Inc. common stock and, as a result, participated in the distribution.
The loss recognized in the third quarter of 2017 in connection with the Separation was $1,084 million, net of income tax, which includes: (i) a $1,061 million loss on MetLife's retained investment in Brighthouse Financial, Inc., (ii) a $42 million net tax charge and (iii) a $42 million charge, net of income tax, for transaction costs, partially offset by a $61 million gain, net of income tax, for previously deferred intercompany gains realized upon Separation. The $42 million net tax charge is comprised of a $1,093 million tax separation agreement charge offset by $1,051 million of Separation tax benefits. Of the $1,084 million total loss, net of income tax, a $104 million loss, net of income tax, was reported within continuing operations as (i) a $738 million net investment loss, (ii) a $147 million charge within policyholder benefits and claims, (iii) a $107 million charge within other expenses, and (iv) an $888 million income tax benefit. The remaining $980 million loss was reported within discontinued operations, which primarily includes a tax-related charge.

For the nine months ended September 30, 2017, the loss recognized in connection with the Separation was $1,347 million, net of income tax, which included additional transaction costs. Of the $1,347 million total loss, net of income tax, a $176 million loss, net of income tax, was reported within continuing operations as (i) a $738 million net investment loss, (ii) a $147 million charge within policyholder benefits and claims, (iii) a $218 million charge within other expenses, and (iv) a $927 million income tax benefit. The remaining $1,171 million loss was reported within discontinued operations, which primarily includes a tax-related charge.
MetLife, Inc. retained the remaining ownership interest of 22,996,436 shares, or 19.2%, of Brighthouse Financial, Inc. common stock and recognized its investment in Brighthouse Financial, Inc. common stock based on the NASDAQ reported market price. The Company elected to record the investment under the fair value option (“FVO”) as an observable measure of estimated fair value that is aligned with the Company’s intent to divest of the retained shares as soon as practicable. Subsequent changes in estimated fair value of the investment are recorded to net investment gains (losses). The estimated fair value of the Brighthouse Financial, Inc. common stock held by the Company (“FVO Brighthouse Common Stock”) as of September 30, 2017 was $1.4 billion reported within fair value option securities. In the third quarter of 2017, the Company recorded a $1,016 million mark-to-market loss on its retained investment in Brighthouse Financial, Inc. to net investment gains (losses) at Separation and an additional $45 million loss to net investment gains (losses) for the change in Brighthouse Financial, Inc.’s common stock share price from the Separation date to September 30, 2017. As of the Separation date, the Company evaluated the assets of Brighthouse for potential impairment, and determined that no impairment charge was required. On November 1, 2017, MetLife, Inc. announced that it currently intends to divest its retained Brighthouse Financial, Inc. common stock through an exchange offer for MetLife, Inc. common stock during 2018, subject to market conditions and regulatory approval.
The Company incurred pre-tax Separation-related transaction costs of $64 million and $470 million for the three months and nine months ended September 30, 2017, respectively, primarily related to fees for the terminations of financing arrangements and professional services. The Company incurred pre-tax Separation-related transaction costs of $51 million and $108 million for the three months and nine months ended September 30, 2016, respectively, primarily related to professional services. For the three months and nine months ended September 30, 2017, the Company reported $39 million and $333 million, respectively, within discontinued operations for fees for the terminations of financing arrangements and costs required to complete the Separation. All other Separation-related transaction costs are recorded in other expenses and reported within continuing operations.
See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on the Separation.
U.S. Retail Advisor Force Divestiture
In July 2016, MetLife, Inc. completed the sale to Massachusetts Mutual Life Insurance Company (“MassMutual”) of our U.S. retail advisor force and certain assets associated with the MetLife Premier Client Group, including all of the issued and outstanding shares of MetLife’s affiliated broker-dealer, MetLife Securities, Inc. (“MSI”), a wholly-owned subsidiary of MetLife, Inc. (the “U.S. Retail Advisor Force Divestiture”) for $291 million. MassMutual assumed all of the liabilities related to such assets that arise or occur at or after the closing of the sale. As part of the transactions, MetLife, Inc. and MassMutual entered into a product development agreement under which the part of MetLife’s former U.S. retail business now in Brighthouse will be the exclusive developer of certain annuity products to be issued by MassMutual. In the MassMutual purchase agreement, MetLife, Inc. agreed to indemnify MassMutual for certain claims, liabilities and breaches of representations and warranties up to limits described in the purchase agreement.
Hurricanes
In the third quarter of 2017, Hurricanes Irma and Harvey made landfall in Florida and Texas, respectively, causing loss of lives and extensive property damage. MetLife’s property & casualty business’ gross losses from Hurricanes Irma and Harvey were approximately $65 million, before income tax. As of September 30, 2017, we recognized total net losses related to these hurricanes of $42 million, net of income tax, which impacted the U.S. segment. Additional storm-related losses may be recorded in future periods as claims are received from insureds.

Non-Bank SIFI
On December 18, 2014, the FSOC designated MetLife, Inc. as a non-bank SIFI subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Reserve Bank of New York (collectively with the Federal Reserve Board, the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”), as well as to enhanced supervision and prudential standards. On March 30, 2016, the D.C. District Court ordered that the designation of MetLife, Inc. as a non-bank SIFI by the FSOC be rescinded. On April 8, 2016, the FSOC appealed the D.C. District Court’s order to the United States Court of Appeals for the District of Columbia (“D.C. Circuit”), and oral argument was heard on October 24, 2016. In a Presidential Memorandum for the Secretary of the Treasury dated April 21, 2017, President Trump directed the Secretary of the Treasury to review the FSOC SIFI designation process for transparency, due process and other factors, and, pending the completion of the review and submission of the Secretary’s recommendations, to refrain from voting for any non-emergency designations. The Secretary’s review and report were due by October 18, 2017. As of November 3, 2017, the Secretary’s report has not yet been issued. On August 2, 2017, the D.C. Circuit ordered that the appeal be held in abeyance pending the issuance of that report by the Secretary of the Treasury. The D.C. Circuit also ordered the parties to file additional procedural motions to govern future proceedings by November 17, 2017, or within 30 days of the issuance of the Treasury Secretary’s report, whichever occurs first. If the FSOC prevails on appeal or designates MetLife, Inc. as systemically important as part of its ongoing review of non-bank financial companies, MetLife, Inc. could once again be subject to regulation as a non-bank SIFI. See “Business — Regulation — U.S. Regulation — Potential Regulation as a Non-Bank SIFI” included in the 2016 Annual Report.
Industry Trends
The following information on industry trends should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends” in Part II, Item 7, of the 2016 Annual Report.
We continue to be impacted by the unstable global financial and economic environment that has been affecting the industry.
Financial and Economic Environment
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility and disruptions in global capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Global Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period” in the 2016 Annual Report. The impact on global capital markets, and on the economy generally, of the priorities of the Trump Administration is uncertain. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations” in the 2016 Annual Report.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) effected the most far-reaching overhaul of financial regulation in the United States in decades. However, President Trump and the majority party have expressed goals to amend Dodd-Frank. On June 8, 2017, the U.S. House of Representatives passed the Financial CHOICE Act of 2017, which proposes to amend or repeal various sections of Dodd-Frank. This proposed legislation is now being considered by the U.S. Senate. On February 3, 2017, President Trump issued an Executive Order that calls for a comprehensive review of laws, treaties, regulations, policies and guidance regulating the U.S. financial system, and requires the Secretary of the Treasury to consult with the heads of the member agencies of FSOC to identify any laws, regulations or requirements that inhibit federal regulation of the financial system in a manner consistent with the core principles identified in the Executive Order. The Secretary’s report on asset management and insurance was issued on October 26, 2017 and recommended activities-based evaluations of systemic risk in the insurance industry rather than an entity-based approach. The report also supported primary regulation of the U.S. insurance industry by the states rather than the federal government. See “Business — Regulation — U.S. Regulation” and “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and In Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” in the 2016 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q, for a discussion of Dodd-Frank and other U.S. regulation.
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

U.S. Regulation
Insurance Regulation
Insurance Regulatory Examinations and Other Activities
The International Association of Insurance Supervisors (“IAIS”) has encouraged U.S. insurance supervisors, such as the New York State Department of Financial Services (“NYDFS”), to establish Supervisory Colleges for U.S.-based insurance groups with international operations, including MetLife, to facilitate cooperation and coordination among the insurance groups’ supervisors and to enhance the member regulators’ understanding of an insurance group’s risk profile. In October 2017, a Supervisory College meeting was chaired by the NYDFS and attended by MetLife’s key U.S. and international regulators. We have not received any reports or recommendations from the Supervisory College meeting, and we do not expect any outcome of the meeting to have a material adverse effect on our business.
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
The DOL issued new regulations on April 6, 2016, which, in accordance with an April 4, 2017 DOL final rule which delayed the original applicable date by 60 days, became for the most part applicable on June 9, 2017. These rules, substantially expand the definition of “investment advice” and require that an impartial or “best interests” standard be met in providing such advice, thereby broadening the circumstances under which MetLife or its representatives, in providing investment advice with respect to ERISA plans, plan participants or IRAs, could be deemed a fiduciary under ERISA or the Code. Pursuant to the final regulations, certain communications with plans, plan participants and IRA holders, including the sales of products, and investment management or advisory services, could be deemed fiduciary investment advice, thus causing increased exposure to fiduciary liability if the distributor does not recommend what is in the client’s best interests. The DOL also issued amendments to certain of its prohibited transaction exemptions, and issued a new exemption, that apply more onerous disclosure and contract requirements to, and increases fiduciary requirements and fiduciary liability exposure in respect of, certain transactions involving ERISA plans, plan participants and IRAs. In general, the changes the rule made to existing prohibited transaction exemptions and contract and disclosure requirements of the new exemption (other than the impartial interest standard) were delayed until January 1, 2018. On July 6, 2017, the DOL published a new Request for Information regarding a possible further delay in the applicability date of January 1, 2018 along with possible additional changes to the rule. Following this, on August 31, 2017, the DOL proposed to delay the applicability date to July 1, 2019. The public comment period for that proposal ended on September 15, 2017. The rule is also being challenged in the Fifth Circuit Court of Appeals (and elsewhere), where a decision is expected by the end of 2017.
On February 3, 2017 President Trump, in a memorandum to the Secretary of Labor, requested that the DOL prepare an updated economic and legal analysis concerning the likely impact of the new rules, and possible revisions to the rules. The applicable date for the new rules could be further extended to provide the DOL with additional time to address the requests in the President’s memorandum.
We anticipate that we will need to undertake certain additional tasks in order to comply with certain of the exemptions provided in the DOL regulations, including additional compliance reviews of material shared with distributors, wholesaler and call center training and product reporting and analysis. The change of administration and DOL officials leaves open the possibility of further modifications. Implementation of the portions of rules that became applicable on June 9, 2017 could create confusion among our distribution partners which could negatively impact product sales. We cannot predict what other proposals may be made, what legislation may be introduced or enacted, or what impact any such legislation may have on our business, results of operations and financial condition. See “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and In Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” in the 2016 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q.

Potential Regulation as a Non-Bank SIFI
See “— Executive Summary — Other Key Information — Non-Bank SIFI” above for recent developments concerning FSOC’s appeal of the D.C. District Court’s order that the designation of MetLife, Inc. as a non-bank SIFI by the FSOC be rescinded.
Regulation of Over-the-Counter Derivatives and Qualified Financial Contracts
Federal banking regulators have recently adopted new rules that will apply to certain qualified financial contracts, including many derivatives contracts, securities lending agreements and repurchase agreements, with certain banking institutions and certain of their affiliates. These new rules, which will begin to go into effect in 2019, will generally require the banking institutions and their applicable affiliates to include contractual provisions in their qualified financial contracts that limit or delay certain rights of their counterparties including counterparties’ default rights (such as the right to terminate the contracts or foreclose on collateral) and restrictions on assignments and transfers of credit enhancements (such as guarantees) arising in connection with the banking institution or an applicable affiliate becoming subject to a bankruptcy, insolvency, resolution or similar proceeding. To the extent that any of the derivatives, securities lending agreements or repurchase agreements that we enter into are subject to these new rules, it could limit our recovery in the event of a default and increase our counterparty risk.
International Regulation
In Chile, in September 2015, a Presidential Advisory Committee issued several recommendations to reform the pension system and on August 10, 2017, Chilean President Bachelet submitted a pension reform proposal comprised of three legislative components: (i) a 5% additional contribution from employers; (ii) a public independent entity to manage the additional funds; and (iii) legislative text that modifies pension fund administrator regulations. Despite limited time before the November 19, 2017 Chilean Presidential election, the Chilean Congress has initiated discussion on the proposal and a group of members are hopeful to achieve at least the additional 5% contribution proposal. Certain of these proposals, if enacted, may have a significant adverse effect on our business in Chile. In fact, the recent unrest in Chile related to such pension system has already had, and continues to have, an adverse effect on our business in Chile. On July 21, 2016, the Chilean Pension Funds Superintendency instituted a proceeding to consider the validity of the action taken by the Superintendency in 2015 approving the merger of Administradora de Fondos de Pensiones ProVida, S.A. into a subsidiary of MetLife, Inc., which was effective on September 1, 2015. On December 13, 2016, the Superintendency upheld the legality of the merger for the third time.
The European Insurance and Occupational Pensions Authority (“EIOPA”), along with European legislation, requires European regulators, such as the Central Bank of Ireland (“CBI”), to establish Supervisory Colleges for European Economic Area (“EEA”)-based insurance groups with significant European operations, including MetLife, to facilitate cooperation and coordination among the insurance groups’ European supervisors and to enhance the member regulators’ understanding of an insurance group’s risk profile. An October 2016 Supervisory College was chaired by the CBI and was attended by MetLife’s key European regulators. We received feedback from the Supervisory College meeting regarding two areas of focus for the College in 2017, risk management and product governance, and we do not expect the outcome of the meeting to have a material adverse effect on our business. The next European Supervisory College is scheduled to take place in November 2017.
Solvency Regimes
Our insurance business throughout the EEA is subject to Solvency II, which became effective on January 1, 2016, after an extensive preparatory phase. Solvency II codifies and harmonizes the EU insurance regulation. Capital requirements are forward-looking and based on the risk profile of each individual insurance company in order to promote comparability, transparency and competitiveness. In line with the requirements, MetLife entities calculate and report their capital requirement using a standard formula prescribed by the EU Directive and further regulation by the EIOPA. The entities have completed their first annual submissions including the Regular Supervisory Report and the Solvency and Financial Condition Report. As legislated for by the EU, a review of Solvency II is currently being undertaken by EIOPA and the European Commission.
In Chile, the law implementing Solvency II-like regulation continues in the studies stage. However, the Chilean insurance regulator has already issued two resolutions, one for governance, and the other for risk management and control framework requirements. MetLife Chile has already implemented governance changes and risk policies to comply with these resolutions. A fifth impact study was completed and submitted in July 2017. On March 31, 2016, the local regulator issued a final regulation which requires insurance companies to implement a risk appetite framework and produce an Own Risk and Solvency Assessment. The first such report was submitted to the local regulator in September 2017. Even though a formal implementation date has not yet been set, it is estimated that the new solvency and supervisory regime could be in force between 2018 and 2020.

In China, our joint venture (as well as the industry) has been implementing China Risk Oriented Solvency System (“C-ROSS”), a new risk-based solvency regime which became effective on January 1, 2016. Like Solvency II, C-ROSS focuses on risk management and has three pillars (strengthen quantitative capital requirements, enhance qualitative supervision and establish a governance and market discipline process). In September 2017, the regulator announced a three-year plan aimed at improving C-ROSS rules in line with the changing market environment.
Global Systemically Important Insurers
The IAIS, an association of insurance supervisors and regulators and a member of the Financial Stability Board (“FSB”), an international entity established to coordinate, develop and promote regulatory, supervisory and other financial sector policies in the interest of financial stability, is participating in the FSB’s initiative to identify and manage systemic risk globally. To this end, the IAIS published a methodology to assess the systemic relevance of global insurers and a framework of policy measures to be applied to G-SIIs. The IAIS/FSB process is separate from the U.S. FSOC designation process and MetLife, Inc. remains a G-SII in spite of the rescission of its U.S. non-bank SIFI designation on March 30, 2016.
The global designation process is an annual process and IAIS policy requires that the IAIS evaluate whether updates to its assessment methodology are necessary every three years. Accordingly, the IAIS published an updated assessment methodology on June 16, 2016, which was used as the basis for the 2016 assessment of a pool of approximately 50 insurers, including MetLife, Inc. The new methodology reflects changes in the previous definitions of non-traditional and non-insurance activity, along with certain other changes in both quantitative and qualitative assessments, most notably introducing greater transparency into the process. On November 21, 2016, the FSB issued its 2016 list of G-SIIs, which included MetLife, Inc. With respect to the 2017 G-SII designation process, MetLife, Inc. filed data in response to a request from the FSB. The outcome is as yet uncertain.
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
In the third quarter of 2017, the Company tested the MetLife Holdings life reporting unit for impairment using the actuarial based embedded value fair valuation approach. The estimated fair value of the reporting unit exceeded the carrying value by approximately 19% and, therefore, the reporting unit was not impaired. If we had assumed that the discount rate was 100 basis points higher than the discount rate used, the estimated fair value of the MetLife Holdings life reporting unit would have been higher than the carrying value by approximately 1%. The MetLife Holdings life reporting unit consists of operations relating to products and businesses no longer actively marketed by the Company. As of September 30, 2017, the amount of goodwill allocated to the MetLife Holdings life reporting unit was $887 million.
The Company also performed its annual goodwill impairment tests of all other reporting units during the third quarter of 2017 using a qualitative assessment and/or quantitative assessments under the market multiple and discounted cash flow valuation approaches based on best available data as of June 30, 2017 and concluded that the estimated fair values of all such reporting units were in excess of their carrying values and, therefore, goodwill was not impaired.
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
Segment net investment income is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact our consolidated net investment income, income (loss) from continuing operations, net of income tax, or operating earnings.
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
Acquisitions and Dispositions
On October 25, 2017, MetLife Mexico entered into a definitive agreement to sell MetLife Afore, S.A. de C.V., its pension fund management business, to a subsidiary of Principal Financial Group, subject to regulatory approval. The sale is expected to close during the first half of 2018.

On September 15, 2017, the Company completed the acquisition of Logan Circle Partners, L.P., from Fortress Investment Group LLC, for approximately $250 million in cash. Logan Circle Partners is a fundamental research-based investment manager providing institutional clients actively managed investment solutions across a broad spectrum of fixed income strategies, with more than 100 institutional clients and more than $37 billion in assets under management as of August 31, 2017.
See also “— Executive Summary — Other Key Information — Separation of Brighthouse” and Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the Separation, as well as “— Executive Summary — Other Key Information — U.S. Retail Advisor Force Divestiture” for information on the U.S. Retail Advisor Force Divestiture.

Results of Operations
Consolidated Results
Business Overview. Overall sales for the three months ended September 30, 2017 increased over prior period levels reflecting higher sales from the majority of our segments. The overall increase in sales from our U.S. segment was primarily driven by improved sales in our RIS business, partially offset by lower sales in our Group Benefits business. In our RIS business, higher sales of pension risk transfers and stable value products were partially offset by a decrease in funding agreement issuances. Higher sales of pension and credit life products were partially offset by lower sales of group accident & health products in our Latin America segment. Sales in EMEA also improved as a result of strong sales in the Gulf and Turkey, which more than offset the impact of the closing of the wealth management product to new business in the U.K. and the loss of a credit life contract in Poland. In our Asia segment, higher sales were primarily driven by a successful sales campaign in Korea, as well as agency growth in China, partially offset by sales declines in Japan and Hong Kong. In our MetLife Holdings segment, the U.S. Retail Advisor Force Divestiture and the Separation negatively impacted sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Revenues
Premiums	$10,876	$9,839	$29,421	$27,956
Universal life and investment-type product policy fees	1,428	1,341	4,152	4,127
Net investment income	4,295	4,609	12,909	12,527
Other revenues	301	356	935	1,309
Net investment gains (losses)	(606)	231	(439)	598
Net derivative gains (losses)	(190)	(543)	(663)	1,438
Total revenues	16,104	15,833	46,315	47,955
Expenses
Policyholder benefits and claims and policyholder dividends	10,947	9,914	29,848	28,318
Interest credited to policyholder account balances	1,338	1,544	4,081	3,819
Capitalization of DAC	(761)	(770)	(2,218)	(2,422)
Amortization of DAC and VOBA	626	660	1,945	2,052
Amortization of negative VOBA	(32)	(55)	(113)	(221)
Interest expense on debt	284	280	851	875
Other expenses	3,201	3,101	9,439	10,012
Total expenses	15,603	14,674	43,833	42,433
Income (loss) before provision for income tax	501	1,159	2,482	5,522
Provision for income tax expense (benefit)	(392)	135	(148)	1,253
Income (loss) from continuing operations, net of income tax	893	1,024	2,630	4,269
Income (loss) from discontinued operations, net of income tax	(968)	(451)	(989)	(1,379)
Net income (loss)	(75)	573	1,641	2,890
Less: Net income (loss) attributable to noncontrolling interests	6	(4)	12	2
Net income (loss) attributable to MetLife, Inc.	(81)	577	1,629	2,888
Less: Preferred stock dividends	6	6	58	58
Net income (loss) available to MetLife, Inc.’s common shareholders	$(87)	$571	$1,571	$2,830
Three Months Ended September 30, 2017 Compared with the Three Months Ended September 30, 2016
During the three months ended September 30, 2017, net income (loss) decreased $648 million, net of income tax, from the prior period primarily driven by unfavorable changes in net investment gains (losses), income (loss) from discontinued operations, results from our divested businesses and operating earnings, partially offset by a favorable change in net derivative gains (losses).

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
We also use derivatives as an integral part of our management of the investment portfolio and insurance liabilities to hedge certain risks, including changes in interest rates, foreign currency exchange rates, credit spreads and equity market levels. We use freestanding interest rate, equity, credit and currency derivatives to hedge certain invested assets and insurance liabilities. A small portion of these hedges are designated and qualify as accounting hedges, which reduce volatility in earnings. For those hedges not designated as accounting hedges, changes in market factors lead to the recognition of fair value changes in net derivative gains (losses) generally without an offsetting gain or loss recognized in earnings for the item being hedged, which creates volatility in earnings. During the first quarter of 2017, we began restructuring certain derivative hedges to partially stabilize volatility from nonqualified interest rate derivatives and to help meet prospective dividend and free cash flow objectives under varying interest rate scenarios. The restructuring of the hedge program is substantially complete in meeting our initial objectives. As part of this restructuring, we replaced certain nonqualified derivatives with derivatives that qualify for hedge accounting treatment. In addition, we also entered into replication transactions using interest rate swaps, which are accounted for at amortized cost under statutory guidelines and are nonqualified derivatives under GAAP. We actively evaluate market risk hedging needs and strategies to ensure our free cash flow and capital objectives are met under a range of market conditions.
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

	Three Months Ended September 30,
	2017	2016
	(In millions)
Non-VA program derivatives
Interest rate	$(38)	$(254)
Foreign currency exchange rate	(125)	59
Credit	52	47
Equity	10	2
Non-VA embedded derivatives	(3)	5
Total non-VA program derivatives	(104)	(141)
VA program derivatives
Market risks in embedded derivatives	360	538
Nonperformance risk adjustment on embedded derivatives	(52)	(154)
Other risks in embedded derivatives	(71)	(112)
Total embedded derivatives	237	272
Freestanding derivatives hedging embedded derivatives	(323)	(674)
Total VA program derivatives	(86)	(402)
Net derivative gains (losses)	$(190)	$(543)
The favorable change in net derivative gains (losses) on non-VA program derivatives was $37 million ($24 million, net of income tax). This was primarily due to long-term interest rates increasing less in the current period than the prior period, favorably impacting receive-fixed interest rate swaps and floors primarily hedging long-duration liability portfolios. This was partially offset by the Japanese yen and the U.S. dollar, relative to other key currencies, weakening in the current period versus mostly strengthening in the prior period, unfavorably impacting foreign currency forwards and swaps that primarily hedge foreign currency-denominated bonds. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The favorable change in net derivative gains (losses) on VA program derivatives was $316 million ($205 million, net of income tax). This was due to a favorable change of $173 million ($112 million, net of income tax) in market risks in embedded derivatives, net of the impact of freestanding derivatives hedging those risks, a favorable change of $102 million ($66 million, net of income tax) related to the change in the nonperformance risk adjustment on embedded derivatives and a favorable change in other risks in embedded derivatives of $41 million ($27 million, net of income tax). Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The foregoing $173 million ($112 million, net of income tax) favorable change reflects a $351 million ($228 million, net of income tax) favorable change in freestanding derivatives hedging market risks in embedded derivatives, partially offset by a $178 million ($116 million, net of income tax) unfavorable change in market risks in embedded derivatives. The primary changes in market factors are summarized as follows:

•
Long-term interest rates increased less in the current period than in the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the 10-year U.S. swap rate increased 1 basis point in the current period and increased 9 basis points in the prior period.

•
Key weighted average equity index levels increased less in the current period than in the prior period, contributing to an unfavorable change in our embedded derivatives and a favorable change in our freestanding derivatives.

•
Changes in foreign currency exchange rates contributed to a favorable change in our embedded derivatives, related to the assumed reinsurance of certain variable annuity products from our former operating joint venture in Japan, and an unfavorable change in our freestanding derivatives. For example, the Japanese yen was unchanged against the U.S. dollar in the current period and strengthened by 1% in the prior period.

The aforementioned $102 million ($66 million, net of income tax) favorable change in the nonperformance risk adjustment on embedded derivatives resulted from a favorable change of $62 million, before income tax, as a result of model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, in addition to a favorable change of $40 million, before income tax, related to changes in our own credit spread.
The foregoing $41 million ($27 million, net of income tax) favorable change in other risks in embedded derivatives reflects:

•	Updates to actuarial policyholder behavior assumptions within the valuation model.

•	An increase in the risk margin adjustment measuring policyholder behavior risks, along with market and interest rate changes, and

•	A combination of other factors, which include fees being deducted from accounts and changes in the benefit base, premiums, lapses, withdrawals and deaths.
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
Net Investment Gains (Losses). The unfavorable change in net investment gains (losses) of $837 million ($544 million, net of income tax) primarily reflects a current period loss recognized in connection with the Separation and lower gains on sales of fixed maturity securities. These unfavorable changes were partially offset by higher gains on sales of real estate joint ventures and lower foreign currency transaction losses.
Actuarial Assumption Review. The annual review of actuarial assumptions in the current period included all of our annuity and life businesses, whereas during the prior period, we performed a review of actuarial assumptions related to reserves and DAC for our annuity and life businesses, with the exception of our U.S. variable annuity business, which was reviewed in the second quarter of 2016 in connection with the Separation.
Results for the current period include a $72 million ($48 million, net of income tax) gain associated with our annual review of actuarial assumptions related to reserves and DAC, of which a $21 million ($14 million, net of income tax) gain was recognized in net derivative gains (losses). Of the $72 million gain, a $131 million ($87 million, net of income tax) gain was associated with DAC, and a loss of $59 million ($39 million, net of income tax) was related to reserves. The $21 million gain recognized in net derivative gains (losses) associated with this annual review of actuarial assumptions was included within the other risks in embedded derivatives caption in the table above.
As a result of our annual review of actuarial assumptions, changes were made to economic, policyholder behavior, biometric and operational assumptions. These are summarized as follows:

•	Changes in operational assumptions, most notably related to updates to maintenance expense and closed block projections, resulted in a net gain of $149 million ($97 million net of income tax).

•	Changes in policyholder behavior assumptions resulted in reserve increases, partially offset by favorable DAC, resulting in a net charge of $47 million ($29 million, net of income tax).

•	Economic assumption updates resulted in reserve increases and DAC releases, resulting in a charge of $19 million ($13 million net of income tax).

•	Changes to biometric assumptions resulted in an increase in reserves, partially offset by favorable DAC, resulting in a charge of $11 million ($7 million, net of income tax).
The most significant impacts were in the MetLife Holdings Life and Annuity blocks of business.

Results for the prior period include a $116 million ($75 million, net of income tax) loss associated with our annual review of actuarial assumptions related to reserves and DAC, of which an $8 million ($5 million, net of income tax) gain was recognized in net derivative gains (losses) and a $103 million ($67 million, net of income tax) loss was recognized in updates to the closed block projection. Of the $116 million loss, a $5 million ($3 million, net of income tax) gain was related to reserves while a $121 million ($79 million, net of income tax) loss was associated with DAC.
Divested Businesses. Income (loss) before provision for income tax related to the divested businesses, excluding net investment gains (losses) and net derivative gains (losses), decreased $151 million ($177 million, net of income tax) to a loss of $320 million ($290 million, net of income tax) in the current period from a loss of $169 million ($113 million, net of income tax) in the prior period. Included in this decline was an increase in total revenues of $223 million, before income tax, and an increase in total expenses of $374 million, before income tax. Divested businesses include activity primarily related to the Separation.
Discontinued Operations. Loss from discontinued operations, net of income tax, increased $517 million for the three months ended September 30, 2017 to a loss of $968 million, net of income tax, from a loss of $451 million, net of income tax, for the comparable 2016 period. Income (loss) from discontinued operations reflects the results of our former Brighthouse Financial segment, which includes a loss of $1.1 billion, net of income tax, from the Separation in the current period. For further information, see Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.
Taxes. Income tax benefit for the three months ended September 30, 2017 was $392 million, or 78% of income before provision for income tax, compared with income tax expense of $135 million, or 12% of income before provision for income tax, for the three months ended September 30, 2016. Our effective tax rates differ from the U.S. statutory rate of 35% due to non-taxable investment income, tax credits for low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. Our current period results include a tax-related benefit of $554 million related to the Separation and a $13 million net tax-related benefit, including interest, from the finalization of certain tax audits, partially offset by a net tax charge of $180 million. This charge was the result of the future repatriation of approximately $3.0 billion of cash following the post-Separation review of our capital needs, partially offset by a tax benefit associated with dividends from our non-U.S. operations. Our prior period results include a tax benefit of $36 million related to tax audit settlements.
Operating Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to income (loss) from continuing operations, net of income tax, as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings and operating earnings available to common shareholders, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings and other financial measures based on operating earnings allow analysis of our performance relative to our business plan and facilitate comparisons to industry results. Operating earnings and operating earnings available to common shareholders should not be viewed as substitutes for net income (loss) and net income (loss) available to MetLife, Inc.’s common shareholders, respectively. Operating earnings available to common shareholders decreased $187 million, net of income tax, to $1.2 billion, net of income tax, for the three months ended September 30, 2017 from $1.4 billion, net of income tax, for the three months ended September 30, 2016.

Nine Months Ended September 30, 2017 Compared with the Nine Months Ended September 30, 2016
During the nine months ended September 30, 2017, net income (loss) decreased $1.2 billion from the prior period primarily driven by unfavorable changes in net derivative gains (losses), results from our divested businesses and net investment gains (losses), partially offset by favorable changes in operating earnings and discontinued operations.
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

	Nine Months Ended September 30,
	2017	2016
	(In millions)
Non-VA program derivatives
Interest rate	$(20)	$1,058
Foreign currency exchange rate	(273)	820
Credit	149	58
Equity	2	8
Non-VA embedded derivatives	(100)	(139)
Total non-VA program derivatives	(242)	1,805
VA program derivatives
Market risks in embedded derivatives	947	(1,249)
Nonperformance risk adjustment on embedded derivatives	(161)	738
Other risks in embedded derivatives	(265)	(830)
Total embedded derivatives	521	(1,341)
Freestanding derivatives hedging embedded derivatives	(942)	974
Total VA program derivatives	(421)	(367)
Net derivative gains (losses)	$(663)	$1,438
The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $2.0 billion ($1.3 billion, net of income tax). This was primarily due to the Japanese yen, relative to other key currencies, strengthening less in the current period versus the prior period, unfavorably impacting foreign currency forwards, futures and options that primarily hedge foreign currency-denominated bonds. In addition, mid- and long-term interest rates decreased less in the current period than in the prior period, unfavorably impacting receive-fixed interest rate swaps, swaptions and floors primarily hedging long-duration liability portfolios. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $54 million ($35 million, net of income tax). This was due to an unfavorable change of $899 million ($584 million, net of income tax) in the nonperformance risk adjustment on embedded derivatives, partially offset by a favorable change of $565 million ($367 million, net of income tax) in other risks in embedded derivatives and a favorable change of $280 million ($182 million, net of income tax) in market risks in embedded derivatives, net of the impact of freestanding derivatives hedging those risks. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The foregoing $565 million ($367 million, net of income tax) favorable change in other risks in embedded derivatives reflects:

•	Updates to actuarial policyholder behavior assumptions within the valuation model.

•	An increase in the risk margin adjustment measuring policyholder behavior risks, along with market and interest rate changes, and

•	The partially offsetting impact of a combination of other factors, which include fees being deducted from accounts and changes in the benefit base, premiums, lapses, withdrawals and deaths.

The foregoing $280 million ($182 million, net of income tax) favorable change reflects a $2.2 billion ($1.4 billion, net of income tax) favorable change in market risks in embedded derivatives, partially offset by a $1.9 billion ($1.2 billion, net of income tax) unfavorable change in freestanding derivatives hedging market risks in embedded derivatives.
The primary changes in market factors are summarized as follows:

•
Long-term interest rates decreased less in the current period than in the prior period, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives. For example, the 30-year U.S. swap rate decreased 6 basis points in the current period and decreased 84 basis points in the prior period.

•
Key weighted average equity index levels increased more in the current period than in the prior period, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives.

•
Changes in foreign currency exchange rates contributed to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives related to the assumed reinsurance of certain variable annuity products from our former operating joint venture in Japan. For example, the Japanese yen strengthened against the U.S. dollar by 3% in the current period and strengthened by 16% in the prior period.

The aforementioned $899 million ($584 million, net of income tax) unfavorable change in the nonperformance risk adjustment on embedded derivatives resulted from an unfavorable change of $720 million, before income tax, as a result of model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, in addition to an unfavorable change of $179 million, before income tax, related to changes in our own credit spread.
Net Investment Gains (Losses). The unfavorable change in net investment gains (losses) of $1.0 billion ($674 million, net of income tax) primarily reflects a current period loss recognized in connection with the Separation, lower foreign currency transaction gains and lower gains on sales of fixed maturity securities. In addition, the prior period includes a gain from the U.S. Retail Advisor Force Divestiture. These unfavorable changes were partially offset by higher gains on sales of real estate joint ventures and a prior year loan loss and related charge-off on an impaired mortgage loan acquired through an acquisition in 2010.
Actuarial Assumption Review. Results for the current period include a $72 million ($48 million, net of income tax) gain associated with our annual review of actuarial assumptions related to reserves and DAC, of which a $21 million ($14 million, net of income tax) gain was recognized in net derivative gains (losses). Of the $72 million gain, a $131 million ($87 million, net of income tax) gain was associated with DAC, and a loss of $59 million ($39 million, net of income tax) was related to reserves. The $21 million gain recognized in net derivative gains (losses) associated with this review of actuarial assumptions was included within the other risks in embedded derivatives caption in the table above.
As a result of our annual review of actuarial assumptions, changes were made to economic, policyholder behavior, biometric and operational assumptions. These are summarized as follows:

•	Changes in operational assumptions, most notably related to updates to maintenance expense and closed block projections, resulted in a net gain of $149 million ($97 million net of income tax).

•	Changes in policyholder behavior assumptions resulted in reserve increases, partially offset by favorable DAC, resulting in a net charge of $47 million ($29 million, net of income tax).

•	Economic assumption updates resulted in reserve increases and DAC releases, resulting in a charge of $19 million ($13 million net of income tax).

•	Changes to biometric assumptions resulted in an increase in reserves, partially offset by favorable DAC, resulting in a charge of $11 million ($7 million, net of income tax).
The most significant impacts were in the MetLife Holdings Life and Annuity blocks of business.
Results for the prior period include a $648 million ($421 million, net of income tax) loss associated with our annual review of actuarial assumptions related to reserves and DAC, of which a $709 million ($461 million, net of income tax) loss was recognized in net derivative gains (losses) and a $103 million ($67 million, net of income tax) loss was recognized in updates to the closed block projection. Of the $648 million loss, a $729 million ($474 million, net of income tax) loss was related to reserves while an $81 million ($53 million, net of income tax) gain was associated with DAC.

Divested Businesses and Lag Elimination. Income (loss) before provision for income tax related to the divested businesses and lag elimination, excluding net investment gains (losses) and net derivative gains (losses), decreased $658 million ($409 million, net of income tax) to a loss of $814 million ($514 million, net of income tax) in the current period from a loss of $156 million ($105 million, net of income tax) in the prior period. Included in this decline was a decrease in total revenues of $511 million, before income tax, and an increase in total expenses of $147 million, before income tax. Divested businesses include activity primarily related to the Separation. In addition, divested businesses for the prior period also include the financial impact of converting our Japan operations to calendar year-end reporting without retrospective application of this change to prior years.
Discontinued Operations. Loss from discontinued operations, net of income tax, decreased $390 million for the nine months ended September 30, 2017 to a loss of $989 million, net of income tax, from a loss of $1.4 billion, net of income tax, for the comparable 2016 period. Income (loss) from discontinued operations reflects the results of our former Brighthouse Financial segment, which includes a loss of $1.3 billion, net of income tax, from the Separation in the current period. For further information, see Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.
Taxes. Income tax benefit for the nine months ended September 30, 2017 was $148 million, or 6% of income before provision for income tax, compared with income tax expense of $1.3 billion, or 23% of income before provision for income tax, for the nine months ended September 30, 2016. Our effective tax rates differ from the U.S. statutory rate of 35% due to non-taxable investment income, tax credits for low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. Our current period results include a tax-related benefit of $554 million related to the Separation and a $40 million net tax-related benefit, including interest, from the finalization of certain tax audits, partially offset by a net tax charge of $180 million. This charge was the result of the future repatriation of approximately $3.0 billion of cash following the post-Separation review of our capital needs, partially offset by a tax benefit associated with dividends from our non-U.S. operations. Our current period results also include a tax benefit of $9 million related to the settlement of an audit in Argentina. Our prior period results include a tax benefit of $110 million in Japan related to a change in tax rate, a tax charge of $26 million related to the repatriation of earnings from Japan and a tax charge of $19 million in Chile, related to a change in tax rate. In addition, prior period results include a one-time tax benefit of $36 million for tax audit settlements.
Operating Earnings. Operating earnings available to common shareholders increased $612 million, net of income tax, to $3.6 billion, net of income tax, for the nine months ended September 30, 2017 from $3.0 billion, net of income tax, for the nine months ended September 30, 2016.

Reconciliation of net income (loss) to operating earnings available to common shareholders
Three Months Ended September 30, 2017

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Net income (loss)	$572	$243	$224	$62	$230	$(1,406)	$(75)
Less: Income (loss) from discontinued operations, net of income tax	—	—	—	—	—	(968)	(968)
Income (loss) from continuing operations, net of income tax	$572	$243	$224	$62	$230	$(438)	$893
Less: Net investment gains (losses)	96	(37)	20	(12)	23	(696)	(606)
Less: Net derivative gains (losses)	(14)	(58)	46	3	(165)	(2)	(190)
Less: Other adjustments to net income (1)	(43)	(12)	25	—	(136)	(328)	(494)
Less: Provision for income tax (expense) benefit	(13)	36	(30)	—	98	918	1,009
Operating earnings	$546	$314	$163	$71	$410	(330)	1,174
Less: Preferred stock dividends						6	6
Operating earnings available to common shareholders						$(336)	$1,168
Three Months Ended September 30, 2016

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Net income (loss)	$520	$361	$148	$115	$(60)	$(511)	$573
Less: Income (loss) from discontinued operations, net of income tax	—	—	—	—	—	(451)	(451)
Income (loss) from continuing operations, net of income tax	$520	$361	$148	$115	$(60)	$(60)	$1,024
Less: Net investment gains (losses)	44	66	12	24	5	80	231
Less: Net derivative gains (losses)	(20)	(68)	(9)	25	(469)	(2)	(543)
Less: Other adjustments to net income (1)	(73)	10	17	26	(36)	(161)	(217)
Less: Provision for income tax (expense) benefit	17	29	(5)	(34)	174	11	192
Operating earnings	$552	$324	$133	$74	$266	12	1,361
Less: Preferred stock dividends						6	6
Operating earnings available to common shareholders						$6	$1,355
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Nine Months Ended September 30, 2017

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Net income (loss)	$1,467	$927	$552	$210	$597	$(2,112)	$1,641
Less: Income (loss) from discontinued operations, net of income tax	—	—	—	—	—	(989)	(989)
Income (loss) from continuing operations, net of income tax	$1,467	$927	$552	$210	$597	$(1,123)	$2,630
Less: Net investment gains (losses)	70	61	34	(8)	30	(626)	(439)
Less: Net derivative gains (losses)	(34)	(9)	173	21	(449)	(365)	(663)
Less: Other adjustments to net income (1)	(161)	(28)	(65)	(7)	(248)	(817)	(1,326)
Less: Provision for income tax (expense) benefit	44	(16)	(50)	(14)	234	1,207	1,405
Operating earnings	$1,548	$919	$460	$218	$1,030	(522)	3,653
Less: Preferred stock dividends						58	58
Operating earnings available to common shareholders						$(580)	$3,595
Nine Months Ended September 30, 2016

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Net income (loss)	$1,615	$1,995	$377	$285	$587	$(1,969)	$2,890
Less: Income (loss) from discontinued operations, net of income tax	—	—	—	—	—	(1,379)	(1,379)
Income (loss) from continuing operations, net of income tax	$1,615	$1,995	$377	$285	$587	$(590)	$4,269
Less: Net investment gains (losses)	13	429	8	48	142	(42)	598
Less: Net derivative gains (losses)	512	949	47	27	(32)	(65)	1,438
Less: Other adjustments to net income (1)	(204)	47	(88)	92	24	(241)	(370)
Less: Provision for income tax (expense) benefit	(107)	(318)	(11)	(83)	(47)	128	(438)
Operating earnings	$1,401	$888	$421	$201	$500	(370)	3,041
Less: Preferred stock dividends						58	58
Operating earnings available to common shareholders						$(428)	$2,983
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Reconciliation of revenues to operating revenues and expenses to operating expenses
Three Months Ended September 30, 2017

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Total revenues	$9,072	$2,920	$1,331	$819	$2,609	$(647)	$16,104
Less: Net investment gains (losses)	96	(37)	20	(12)	23	(696)	(606)
Less: Net derivative gains (losses)	(14)	(58)	46	3	(165)	(2)	(190)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	3	—	1	—	—	4
Less: Other adjustments to revenues (1)	(43)	85	29	116	(14)	(53)	120
Total operating revenues	$9,033	$2,927	$1,236	$711	$2,765	$104	$16,776
Total expenses	$8,207	$2,557	$1,026	$736	$2,278	$799	$15,603
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	1	—	1	(6)	2	(2)
Less: Other adjustments to expenses (1)	—	99	4	116	128	273	620
Total operating expenses	$8,207	$2,457	$1,022	$619	$2,156	$524	$14,985
Three Months Ended September 30, 2016

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Total revenues	$7,914	$3,000	$1,222	$1,192	$2,583	$(78)	$15,833
Less: Net investment gains (losses)	44	66	12	24	5	80	231
Less: Net derivative gains (losses)	(20)	(68)	(9)	25	(469)	(2)	(543)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	(4)	—	(1)	—	—	(5)
Less: Other adjustments to revenues (1)	(73)	71	17	442	(45)	(272)	140
Total operating revenues	$7,963	$2,935	$1,202	$702	$3,092	$116	$16,010
Total expenses	$7,123	$2,526	$1,016	$1,032	$2,696	$281	$14,674
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	(10)	—	—	(71)	(1)	(82)
Less: Other adjustments to expenses (1)	—	67	—	415	62	(110)	434
Total operating expenses	$7,123	$2,469	$1,016	$617	$2,705	$392	$14,322
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Nine Months Ended September 30, 2017

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Total revenues	$24,077	$8,767	$3,939	$2,689	$8,039	$(1,196)	$46,315
Less: Net investment gains (losses)	70	61	34	(8)	30	(626)	(439)
Less: Net derivative gains (losses)	(34)	(9)	173	21	(449)	(365)	(663)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	14	—	—	—	—	14
Less: Other adjustments to revenues (1)	(160)	214	60	574	(70)	(556)	62
Total operating revenues	$24,201	$8,487	$3,672	$2,102	$8,528	$351	$47,341
Total expenses	$21,872	$7,365	$3,214	$2,418	$7,188	$1,776	$43,833
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	12	—	—	(46)	2	(32)
Less: Other adjustments to expenses (1)	1	244	125	581	224	259	1,434
Total operating expenses	$21,871	$7,109	$3,089	$1,837	$7,010	$1,515	$42,431
Nine Months Ended September 30, 2016

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Total revenues	$22,407	$10,123	$3,576	$3,024	$9,357	$(532)	$47,955
Less: Net investment gains (losses)	13	429	8	48	142	(42)	598
Less: Net derivative gains (losses)	512	949	47	27	(32)	(65)	1,438
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	28	—	—	—	—	28
Less: Other adjustments to revenues (1)	(192)	394	37	836	(139)	(688)	248
Total operating revenues	$22,074	$8,323	$3,484	$2,113	$9,386	$263	$45,643
Total expenses	$19,965	$7,433	$3,047	$2,624	$8,520	$844	$42,433
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	42	—	1	(257)	(1)	(215)
Less: Other adjustments to expenses (1)	12	333	125	743	94	(446)	861
Total operating expenses	$19,953	$7,058	$2,922	$1,880	$8,683	$1,291	$41,787
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Consolidated Results — Operating
Three Months Ended September 30, 2017 Compared with the Three Months Ended September 30, 2016
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the decrease in operating earnings were higher taxes and lower investment yields, partially offset by the impact of our annual actuarial assumption review.
Foreign Currency. Changes in foreign currency exchange rates had a $7 million negative impact on operating earnings for the third quarter of 2017 compared to the prior period. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. We benefited from positive net flows from many of our businesses, which increased our invested asset base. Growth in the investment portfolios of our Asia, U.S. and Latin America segments resulted in higher net investment income. However, this was offset by a corresponding increase in interest credited expense on certain insurance-related liabilities. In our U.S. segment, an increase in average premium per policy in our auto and homeowners business, partially offset by a decrease in exposures, improved operating earnings. Negative net flows in our MetLife Holdings segment contributed to a decrease in average separate account balances, which resulted in lower asset based-fee income. The items discussed above resulted in a $40 million decrease in operating earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Excluding the impact of changes in foreign currency exchange rates on reported net investment income in our non-U.S. segments and changes in inflation rates on our inflation-indexed investments, investment yields decreased. Investment yields decreased primarily due to lower returns on real estate joint ventures, FVO securities, fixed maturity securities, and alternative investments, as well as a decline in prepayment fees and lower derivatives income. These reductions in yields were partially offset by increased yields on mortgage loans and higher returns on private equities, driven by improvements in equity market performance. In our MetLife Holdings segment, favorable equity market performance in the current period drove an increase in average separate account balances, resulting in higher asset-based fees. This increase was partially offset by higher interest credited expenses, primarily driven by our U.S. segment as a result of a higher average interest credited rate. The changes in market factors discussed above resulted in a $108 million decrease in operating earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Favorable underwriting resulted in a $32 million increase in operating earnings primarily as a result of favorable mortality in our U.S. and MetLife Holdings segments, partially offset by unfavorable morbidity and an increase in catastrophe losses primarily due to hurricanes Harvey and Irma in the current period. Unfavorable morbidity in our MetLife Holdings and EMEA segments was partially offset by favorable morbidity in our U.S. segment. The impact in both periods of our annual actuarial assumption review resulted in a $165 million increase in operating earnings, primarily due to favorable DAC unlockings in the current period compared with unfavorable DAC unlockings in the prior period in our MetLife Holdings segment. The annual assumption review in the current period included all of our annuity and life businesses, whereas the annual review in the prior period included our annuity and life businesses with the exception of our U.S. variable annuity business, which was reviewed in the second quarter of 2016. Refinements to DAC and certain insurance-related liabilities, which were recorded in both periods across the majority of our segments, resulted in a $64 million increase in operating earnings. This includes the favorable impact of current period reserve refinements totaling $49 million, resulting from modeling improvements in the reserving process for our long-term care and life businesses in our MetLife Holdings segment.
Expenses and Taxes. A $69 million increase in expenses included increases in employee-related and Separation-related costs. Our effective tax rates differ from the U.S. statutory rate of 35% due to non-taxable investment income, tax credits for investments in low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. Lower utilization of tax preferenced items and foreign rate differential decreased current period operating earnings by $42 million from the prior period. Our current period results include a net tax charge of $180 million related to the future repatriation of approximately $3.0 billion of cash following the post-Separation review of our capital needs, partially offset by a tax benefit associated with dividends from our non-U.S. operations and a net tax-related benefit of $13 million, including interest, from the finalization of certain tax audits. Our prior period results include a tax benefit of $36 million related to the settlement of an audit.
Nine Months Ended September 30, 2017 Compared with the Nine Months Ended September 30, 2016
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the increase in operating earnings were annuities reinsurance activity with Brighthouse, the impact of our annual actuarial assumption review, and the impact of current and prior period refinements made to DAC and certain insurance-related liabilities.

Foreign Currency. Changes in foreign currency exchange rates had a $28 million negative impact on operating earnings for the first nine months of 2017 compared to the prior period. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. An increase of $14 million in operating earnings was attributable to business growth. We benefited from positive net flows from many of our businesses. As a result, growth in the investment portfolios of our Asia, U.S. and Latin America segments generated higher net investment income. However, this was partially offset by a corresponding increase in interest credited expense on certain insurance-related liabilities. In our U.S. segment, an increase in average premium per policy in our auto and homeowners business, partially offset by a decrease in exposures, improved operating earnings. Growth in our segments abroad also contributed to the increase in operating earnings. In addition, in our MetLife Holdings segment, negative net flows contributed to a decrease in average separate account balances, and consequently, asset-based fee income. Improved results from our start-up operations also increased operating earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Excluding the impact of changes in foreign currency exchange rates on reported net investment income in our non-U.S. segments and changes in inflation rates on our inflation-indexed investments, investment yields decreased. Investment yields were negatively affected by lower prepayment fees, lower returns on real estate joint ventures and lower income on derivatives. In addition, earnings on our securities lending program decreased, which primarily resulted from lower margins due to a flatter yield curve. These decreases in net investment income were partially offset by higher returns on private equities, driven by improvements in equity market performance, and higher returns on real estate. In our MetLife Holdings segment, favorable equity market performance in the current period drove an increase in average separate account balances, resulting in higher asset-based fees. This increase was partially offset by higher interest credited expenses, primarily driven by our U.S. segment as a result of a higher average interest credited rate. The changes in market factors discussed above resulted in a $32 million decrease in operating earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Favorable underwriting resulted in a $26 million increase in operating earnings primarily as a result of favorable mortality and morbidity, partially offset by unfavorable claims experience and higher catastrophe losses. Favorable mortality in our MetLife Holdings and U.S. segments was partially offset by unfavorable mortality in our Latin America segment. Favorable morbidity in our U.S. segment was partially offset by unfavorable morbidity in our MetLife Holdings and EMEA segments. Higher lapses and claims in Japan, as well as a change in product mix in Hong Kong, partially offset by favorable claims experience in other countries, drove unfavorable claims experience in our Asia segment. The impact in both periods of our annual actuarial assumption review resulted in a $189 million increase in operating earnings, primarily due to favorable DAC unlockings in the current period compared to unfavorable DAC unlockings in the prior period in our MetLife Holdings segment. Refinements to DAC and certain insurance-related liabilities, which were recorded in both periods across the majority of our segments, resulted in a $202 million increase in operating earnings. This includes favorable current period refinements of (i) a $36 million DAC adjustment related to certain participating whole life business assumed from Brighthouse; and (ii) reserve adjustments resulting from modeling improvements in the reserving process of $55 million and $28 million, in our life and long-term care businesses, respectively. This also includes an unfavorable prior period refinement of $30 million resulting from modeling improvements in the reserving process in our universal life business.
Expenses and Taxes. Higher expenses of $17 million included an increase in expenses incurred related to the guaranty fund assessment for Penn Treaty, an increase in litigation reserves, higher costs associated with corporate initiatives and projects, including leasehold impairments, Separation-related costs and costs related to our unit cost initiative, partially offset by lower costs as a result of the U.S. Retail Advisor Force Divestiture. Our effective tax rates differ from the U.S. statutory rate of 35% due to non-taxable investment income, tax credits for investments in low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. Higher utilization of tax preferenced items and foreign rate differential improved current period operating earnings by $82 million over the prior period. Our current period results include a net tax-related benefit of $40 million, including interest, from the finalization of certain tax audits, as well as a net tax charge of $180 million related to the future repatriation of approximately $3.0 billion of cash following the post-Separation review of our capital needs, partially offset by a tax benefit associated with dividends from our non-U.S. operations. Our current period results also include a tax benefit of $9 million related to the settlement of an audit in Argentina. Our prior period results include a tax benefit of $20 million in Japan and a tax charge of $10 million in Chile, both related to changes in tax rates that pertain to periods prior to 2016, as well as a tax charge of $26 million related to the repatriation of earnings from Japan. In addition, prior period results include a one-time tax benefit of $36 million for tax audit settlements.

Other. In connection with the Separation, annuities reinsurance activity with Brighthouse increased operating earnings by $254 million. This favorable impact was primarily due to the recapture in 2016 of certain single-premium deferred annuity reinsurance agreements, and the elimination of interest credited payments on the related reinsurance payable, as well as lower DAC amortization. This increase was partially offset by the net unfavorable impact in the current period from the recapture and novation of, as well as refinements to, assumed and ceded agreements covering certain variable annuity business.

Segment Results and Corporate & Other
U.S.
Business Overview. Sales for the three months ended September 30, 2017 increased over the prior period, primarily driven by our RIS business, with higher sales of pension risk transfers and stable value products, partially offset by a decrease in funding agreement issuances. Changes in premiums for the RIS business were almost entirely offset by the related changes in policyholder benefits and claims. Sales declined in the Group Benefits business compared to the prior period, mainly due to timing of the 2017 sales; however, sales on a year-to-date basis increased by 22% compared to the prior period. The resulting increase in premiums, fees and other revenues was partially offset by the loss of a large dental contract in the second quarter of 2017. In our Property & Casualty business, sales increased slightly over the prior period. The number of exposures decreased from the prior period, reflecting management actions to improve the quality of the business.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Operating revenues
Premiums	$6,987	$5,936	$18,049	$16,127
Universal life and investment-type product policy fees	247	245	763	743
Net investment income	1,602	1,590	4,789	4,615
Other revenues	197	192	600	589
Total operating revenues	9,033	7,963	24,201	22,074
Operating expenses
Policyholder benefits and claims and policyholder dividends	6,904	5,894	18,017	16,210
Interest credited to policyholder account balances	376	322	1,086	967
Capitalization of DAC	(126)	(124)	(342)	(356)
Amortization of DAC and VOBA	118	117	346	353
Interest expense on debt	2	2	8	7
Other operating expenses	933	912	2,756	2,772
Total operating expenses	8,207	7,123	21,871	19,953
Provision for income tax expense (benefit)	280	288	782	720
Operating earnings	$546	$552	$1,548	$1,401
Three Months Ended September 30, 2017 Compared with the Three Months Ended September 30, 2016
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. The impact of deposits, funding agreement issuances and increased premiums resulted in higher average invested assets, improving net investment income. However, consistent with the growth in average invested assets from increased premiums, interest credited on long-duration contracts increased. An increase in average premium per policy in both our auto and homeowners businesses, partially offset by the decrease in exposures, improved operating earnings. The remaining increase in premiums, fees and other revenues, coupled with a reduction in direct and allocated expenses, was partially offset by higher volume-related expenses. The current period abatement of the annual health insurer fee under the Patient Protection and Affordable Care Act (“PPACA”) was offset by a corresponding decrease in premiums, fees and other revenues. The combined impact of the items discussed above increased operating earnings by $18 million.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased primarily due to lower returns on fixed maturity securities, real estate and real estate joint ventures, as well as lower derivative income. In addition, lower investment earnings on our securities lending program resulted primarily from lower margins, due to a flatter yield curve. These reductions were partially offset by higher returns on private equities, driven by improvements in equity market performance. Certain of our funding agreements and guaranteed interest contract liabilities have interest credited rates that are contractually tied to current market rates, specifically the 3-month London Interbank Offered Rate (“LIBOR”) and, as a result, a higher average interest credited rate drove an increase in interest credited expense. The changes in market factors discussed above resulted in a $39 million decrease in operating earnings.

Underwriting and Other Insurance Adjustments. Favorable current period utilization, as well as favorable prior period development and the impact of pricing actions in our dental business, coupled with favorable claims experience in our accident & health businesses, resulted in a $26 million increase in operating earnings. Favorable mortality in the current period, mainly due to decreases in both incidence and severity, as well as favorable prior period development in our term life business, resulted in a $49 million increase in operating earnings. Less favorable mortality in both our income annuities and specialized life insurance businesses decreased operating earnings by $13 million. In our Property & Casualty business, catastrophe-related losses increased $32 million in the current period, primarily related to hurricanes Harvey and Irma. Non-catastrophe claim costs decreased $5 million, as a result of lower frequencies in both our auto and homeowners businesses. Non-catastrophe favorable development of prior year losses increased operating earnings by $3 million. Refinements to certain insurance and other liabilities, which were recorded in both periods, resulted in a $20 million decrease in operating earnings.
Nine Months Ended September 30, 2017 Compared with the Nine Months Ended September 30, 2016
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. The impact of deposits, funding agreement issuances and increased premiums resulted in higher average invested assets, improving net investment income. However, consistent with the growth in average invested assets from increased premiums, interest credited on long-duration contracts increased. An increase in average premium per policy in our auto business, partially offset by the decrease in exposures, improved operating earnings. The remaining increase in premiums, fees and other revenues, coupled with a decline in direct and allocated expenses, was partially offset by higher volume-related expenses. The current period abatement of the annual health insurer fee under PPACA was offset by a corresponding decrease in premiums, fees and other revenues. The combined impact of the items discussed above increased operating earnings by $135 million.
Market Factors. Market factors, including the interest rate levels, variability in equity market returns and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields increased, primarily due to higher returns on other limited partnership interests, primarily in private equities, driven by improvements in equity market performance. This increase in investment yields was largely offset by lower prepayment fees, lower returns on real estate and real estate joint ventures, and lower derivative income. In addition, lower investment earnings on our securities lending program resulted primarily from lower margins, due to a flatter yield curve. Higher average interest credited rates drove an increase in interest credited expenses; however, this was partially offset by an increase in operating earnings due to a decrease in the crediting rate on certain long-duration insurance contracts. The changes in market factors discussed above resulted in a $28 million decrease in operating earnings.
Underwriting and Other Insurance Adjustments. Favorable prior period development, current period utilization and the impact of pricing actions in our dental business, as well as favorable claims experience in our group disability and accident & health businesses was partially offset by unfavorable claims experience in our individual disability business, which resulted in an $85 million increase in operating earnings. Favorable mortality in the current period, mainly due to favorable prior period development in our term life business, was partially offset by less favorable mortality in both our accidental death and dismemberment and universal life businesses, which resulted in a $14 million increase in operating earnings. Favorable mortality from our pension risk transfer business was offset by less favorable mortality in our specialized life insurance and income annuities businesses. In our Property & Casualty business, catastrophe-related losses increased $25 million in the current period, primarily due to severe storm activity, including hurricanes Harvey and Irma. Non-catastrophe claim costs increased by $10 million as a result of higher auto and home-related severities, as well as higher homeowner-related frequencies, partially offset by lower auto-related frequencies. Favorable development of prior year non-catastrophe losses of $5 million increased operating earnings. Refinements to certain insurance and other liabilities, which were recorded in both periods, resulted in a $22 million decrease in operating earnings.

Asia
Business Overview. Sales for the three months ended September 30, 2017 increased compared to the prior period, primarily driven by a successful sales campaign in Korea, as well as a larger agency force and the continued success of our whole life critical illness product in China. These increases were partially offset by lower yen-denominated life product sales in Japan and the continued impact from regulatory changes in Hong Kong.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Operating revenues
Premiums	$1,696	$1,822	$5,063	$5,161
Universal life and investment-type product policy fees	458	394	1,199	1,114
Net investment income	762	707	2,193	2,003
Other revenues	11	12	32	45
Total operating revenues	2,927	2,935	8,487	8,323
Operating expenses
Policyholder benefits and claims and policyholder dividends	1,223	1,363	3,785	3,923
Interest credited to policyholder account balances	349	331	1,003	974
Capitalization of DAC	(420)	(440)	(1,268)	(1,251)
Amortization of DAC and VOBA	424	331	1,005	921
Amortization of negative VOBA	(24)	(46)	(91)	(167)
Other operating expenses	905	930	2,675	2,658
Total operating expenses	2,457	2,469	7,109	7,058
Provision for income tax expense (benefit)	156	142	459	377
Operating earnings	$314	$324	$919	$888
Three Months Ended September 30, 2017 Compared with the Three Months Ended September 30, 2016
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased operating earnings by $10 million for the third quarter of 2017 compared to the prior period, primarily due to the weakening of the Japanese yen against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Asia’s premiums, fees and other revenues remained constant compared to the prior period as growth in our foreign currency-denominated life and accident & health businesses was offset by the decline in yen-denominated life business in Japan. Changes in premiums for these businesses were partially offset by related changes in policyholder benefits. Lower variable costs for Korea also increased operating earnings. Positive net flows in Japan and Korea resulted in higher average invested assets, which improved net investment income. The combined impact of the items discussed above improved operating earnings by $32 million.
Market Factors. Market factors, including interest rate levels and variability in equity market returns continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment results were unfavorably impacted by lower returns on equity securities. This decrease was partially offset by improved returns from higher valuations on other limited partnership interests, and higher income on real estate investments. In addition, the favorable impact of higher interest rates on fixed maturity securities in Australia also increased operating earnings. The combined impact of the items discussed above resulted in a slight decrease in operating earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. The current period includes higher lapses from Japan offset by favorable claims experience in Australia. The impact in both periods of our annual actuarial assumption review resulted in a slight increase in operating earnings. Refinements to certain insurance and other liabilities, which were recorded in both periods, resulted in a $6 million increase in operating earnings.

Expenses and Taxes. Higher expenses, primarily driven by project costs and an increase in corporate overhead costs, reduced operating earnings by $16 million. Our current period results include a charge of $15 million related to a U.S. tax on dividends from our Japan operations. Our prior period results included a $7 million tax benefit due to a lower tax rate in Japan.
Nine Months Ended September 30, 2017 Compared with the Nine Months Ended September 30, 2016
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased operating earnings by $7 million for the first nine months of 2017 compared to the prior period, primarily due to the weakening of the Japanese yen, partially offset by the strengthening of the Korean won, against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Asia’s premiums, fees and other revenues increased over the prior period mainly driven by growth in our foreign currency-denominated life and accident & health businesses in Japan, as well as our group insurance business in Australia. Changes in premiums for these businesses were partially offset by related changes in policyholder benefits. Positive net flows in Japan and Korea resulted in higher average invested assets, which improved net investment income. The combined impact of the items discussed above improved operating earnings by $74 million.
Market Factors. Market factors, including interest rate levels and variability in equity market returns continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment results were favorably impacted by higher returns on other limited partnership interests, driven by improvements in equity market performance and a real estate lease termination fee. These increases were partially offset by the unfavorable impact of lower interest rates on fixed maturity securities in Japan. The decrease in returns from lower interest rates in Japan was partially offset by the favorable impact of increased sales of foreign currency-denominated fixed annuities in Japan, primarily in its Australian currency-denominated portfolio, which drove an increase in higher yielding foreign currency-denominated fixed maturity securities. The combined impact of the items discussed above increased operating earnings by $9 million.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Higher lapses and claims in Japan, as well as a change in product mix in Hong Kong, partially offset by favorable claims experience in other countries, decreased operating earnings by $26 million. The impact in both periods of our annual actuarial assumption review resulted in a slight increase in operating earnings. Refinements to certain insurance and other liabilities, which were recorded in both periods, resulted in a $47 million increase in operating earnings, which includes a $12 million favorable refinement in the current period to a $44 million charge in the prior period related to reinsurance receivables in Australia.
Expenses and Taxes. Higher expenses, primarily driven by project costs and an increase in corporate overhead costs, reduced operating earnings by $14 million. Current and prior period results include charges of $51 million and $26 million, respectively, related to a U.S. tax on dividends from our Japan operations. Prior period results also include a tax benefit of $20 million related to a change in the corporate tax rate in Japan that pertains to periods prior to 2016.

Latin America
Business Overview. Sales for the three months ended September 30, 2017 increased compared to the prior period, driven by higher pension sales in Mexico, Chile and Brazil and higher sales of credit life products in Mexico, partially offset by lower group accident & health sales primarily in Mexico.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Operating revenues
Premiums	$701	$653	$1,993	$1,885
Universal life and investment-type product policy fees	229	227	764	764
Net investment income	299	311	891	809
Other revenues	7	11	24	26
Total operating revenues	1,236	1,202	3,672	3,484
Operating expenses
Policyholder benefits and claims and policyholder dividends	640	681	1,869	1,814
Interest credited to policyholder account balances	99	85	275	249
Capitalization of DAC	(94)	(83)	(264)	(236)
Amortization of DAC and VOBA	—	(2)	146	127
Amortization of negative VOBA	(1)	(1)	(1)	(1)
Interest expense on debt	1	1	4	1
Other operating expenses	377	335	1,060	968
Total operating expenses	1,022	1,016	3,089	2,922
Provision for income tax expense (benefit)	51	53	123	141
Operating earnings	$163	$133	$460	$421
Three Months Ended September 30, 2017 Compared with the Three Months Ended September 30, 2016
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates increased operating earnings by $5 million for the third quarter of 2017 compared to the prior period mainly due to the strengthening of the Mexican peso against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Latin America experienced growth across several lines of business within Mexico and Chile. This growth resulted in increased premiums, which were partially offset by related changes in policyholder benefits. Positive net flows, primarily from Chile and Mexico, resulted in an increase in average invested assets and generated higher net investment income. This was partially offset by an increase in interest credited expense on certain insurance liabilities. Business growth also drove increases in operating expenses and commissions, which were partially offset by higher DAC capitalization. The items discussed above resulted in a $20 million increase in operating earnings.
Market Factors. Market factors, including interest rate levels and variability in equity market returns continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Changes in market factors resulted in a $10 million decrease in operating earnings as lower investment yields were partially offset by lower interest credited expenses. The decrease in investment yields was primarily driven by lower returns from FVO and fixed maturity securities in Chile, partially offset by higher derivative income in Mexico.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Favorable underwriting resulted in a $4 million increase in operating earnings driven by lower claims experience in Mexico. The impact in both periods of our annual actuarial assumption review resulted in a slight decrease to operating earnings. In addition, refinements to certain insurance liabilities and other adjustments in both periods resulted in a $13 million increase in operating earnings.
Expenses and Taxes. Higher expenses, primarily driven by employee-related and marketing costs, decreased operating earnings by $16 million as compared to the prior period. Operating earnings increased by $11 million as a result of a prior period tax charge related to the 2015 filing of local tax returns in Mexico and Chile.

Nine Months Ended September 30, 2017 Compared with the Nine Months Ended September 30, 2016
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased operating earnings by $6 million for the first nine months of 2017 compared to the prior period mainly due to the weakening of the Mexican and Argentinean pesos against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Latin America experienced growth across several lines of business within Mexico and Chile. This growth resulted in increased premiums and policy fee income which was partially offset by related changes in policyholder benefits. Positive net flows, primarily from Mexico and Chile, resulted in an increase in average invested assets and generated higher net investment income. This was partially offset by an increase in interest credited expense on certain insurance liabilities. Business growth also drove an increase in operating expenses and commissions, which were largely offset by higher DAC capitalization. The items discussed above resulted in a $70 million increase in operating earnings.
Market Factors. Market factors, including interest rate levels and variability in equity market returns continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Changes in market factors resulted in a slight increase in operating earnings primarily due to higher investment yields. The increase in investment yields was primarily driven by higher returns from FVO and fixed income securities in Chile and higher mortgage loan income in Mexico. These increases were largely offset by higher interest credited expenses and lower yields on fixed income securities in Argentina.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Unfavorable underwriting resulted in a $26 million decrease to operating earnings driven by higher claims experience in Mexico. The impact in both periods of our annual actuarial assumption review resulted in a slight decrease in operating earnings. In addition, refinements to certain insurance liabilities, primarily in the ProVida pension business, and other adjustments in both periods resulted in a $4 million increase to operating earnings.
Expenses and Taxes. Higher expenses, primarily driven by employee-related and marketing costs, decreased operating earnings by $37 million as compared to the prior period. Our results for the current period include a $9 million tax benefit related to the settlement of a tax audit in Argentina. This was partially offset by a $7 million tax charge for changes in the valuation of the peso in Argentina in both periods. In the prior period, our Chilean business incurred a tax charge of $10 million as a result of tax reform legislation in Chile that pertains to periods prior to 2016. Also, our results for the prior period included a tax charge of $11 million related to the 2015 filing of local tax returns in Mexico and Chile. Other tax-related items in both periods resulted in a $6 million increase in operating earnings.

EMEA
Business Overview. Sales for the three months ended September 30, 2017 increased from the prior period due to strong growth in the Gulf and Turkey, partially offset by a decrease in sales due to the closing of the wealth management product to new business in the U.K. and the loss of a credit life contract in Poland.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Operating revenues
Premiums	$527	$500	$1,534	$1,519
Universal life and investment-type product policy fees	109	104	296	294
Net investment income	77	81	229	244
Other revenues	(2)	17	43	56
Total operating revenues	711	702	2,102	2,113
Operating expenses
Policyholder benefits and claims and policyholder dividends	282	257	821	801
Interest credited to policyholder account balances	26	28	75	87
Capitalization of DAC	(109)	(103)	(301)	(310)
Amortization of DAC and VOBA	78	106	260	311
Amortization of negative VOBA	(5)	(3)	(13)	(10)
Other operating expenses	347	332	995	1,001
Total operating expenses	619	617	1,837	1,880
Provision for income tax expense (benefit)	21	11	47	32
Operating earnings	$71	$74	$218	$201
Three Months Ended September 30, 2017 Compared with the Three Months Ended September 30, 2016
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates had no significant net impact to operating earnings for the third quarter of 2017 compared to the prior period. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Growth from our accident & health businesses in Turkey and Spain, our credit life business in Turkey and our individual protection and employee benefits businesses in the U.K. was partially offset by lower premium persistency in our employee benefits business in the Gulf and increased operating earnings by $7 million.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Unfavorable underwriting, primarily in our employee benefits business in the U.K., decreased operating earnings by $8 million. The impact in both periods of our annual actuarial assumption review resulted in a net operating earnings increase of $8 million. Refinements to certain insurance liabilities and other adjustments in both periods resulted in a $6 million decrease to operating earnings.
Expenses. Operating expenses decreased by $3 million due to expense discipline across the region, as well as enterprise-wide initiatives, notably the closing of the wealth management product to new business in the U.K. In addition, the aggregate impact of several small expense reductions in the prior period resulted in an operating earnings decline of $5 million.
Taxes. A current period incremental tax expense in Russia decreased operating earnings by $2 million.
Nine Months Ended September 30, 2017 Compared with the Nine Months Ended September 30, 2016
Unless otherwise stated, all amounts discussed below are net of income tax.

Foreign Currency. Changes in foreign currency exchange rates reduced operating earnings by $15 million for the first nine months of 2017 compared to the prior period, primarily driven by the strengthening of the U.S. dollar against the Egyptian pound and Turkish lira. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Growth across several European markets and in our accident & health and credit life businesses in Turkey, partially offset by lower premium persistency in our employee benefits business in the Gulf, increased operating earnings by $17 million.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Unfavorable underwriting, primarily in our employee benefits business in the U.K., partially offset by favorable underwriting in our accident & health, credit and employee benefits businesses in the Middle East, decreased operating earnings by $3 million. The impact in both periods of our annual actuarial assumption review resulted in a net operating earnings increase of $8 million. Refinements to certain insurance liabilities and other adjustments in both periods resulted in a $6 million decrease to operating earnings.
Expenses. Operating expenses decreased by $14 million due to timing and expense discipline across the region, as well as enterprise-wide initiatives, notably the closing of the wealth management product to new business in the U.K.
Taxes and Other. A current period incremental tax expense in Russia of $2 million and a prior period benefit of $3 million following the cancellation of a distribution agreement with one of our bancassurance partners decreased operating earnings by $5 million. This was largely offset by lower effective tax rates, which resulted in a $4 million increase to operating earnings.

MetLife Holdings
Business Overview. In connection with the Separation and the U.S. Retail Advisor Force Divestiture, we have discontinued the marketing of life and annuity products in this segment, which has led to lower sales for the three months ended September 30, 2017 compared to the prior period. This will result in a declining DAC asset over time and we anticipate an average decline in premiums, fees and other revenues of approximately 5% per year from expected business run-off. The impact of recapturing certain agreements in both periods in connection with the Separation had a material impact on our results. A significant portion of our operating earnings is driven by separate account balances, which determine asset-based fee income but also impact DAC amortization and asset-based commissions. Separate account balances are driven by sales, movements in the market, surrenders, withdrawals, benefit payments, transfers and policy charges. Separate account balances increased due to equity market performance, partially offset by the impact of negative net flows, as benefits, surrenders and withdrawals exceeded sales. Although we have discontinued selling our long-term care product, we continue to collect premiums and administer the existing block of business, which contributed to asset growth in the segment, and we expect the related reserves to grow as this block matures.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Operating revenues
Premiums	$989	$1,093	$3,070	$3,312
Universal life and investment-type product policy fees	349	357	1,056	1,073
Net investment income	1,390	1,537	4,232	4,489
Other revenues	37	105	170	512
Total operating revenues	2,765	3,092	8,528	9,386
Operating expenses
Policyholder benefits and claims and policyholder dividends	1,661	1,853	5,117	5,603
Interest credited to policyholder account balances	255	261	767	780
Capitalization of DAC	(14)	(44)	(71)	(240)
Amortization of DAC and VOBA	(70)	219	143	636
Interest expense on debt	2	15	22	43
Other operating expenses	322	401	1,032	1,861
Total operating expenses	2,156	2,705	7,010	8,683
Provision for income tax expense (benefit)	199	121	488	203
Operating earnings	$410	$266	$1,030	$500
Three Months Ended September 30, 2017 Compared with the Three Months Ended September 30, 2016
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. Lower net investment income, resulting from a reduced invested asset base, decreased operating earnings. The reduced asset base is primarily the result of the 2016 recapture of certain assumed single-premium deferred annuity reinsurance agreements with Brighthouse. This decline was partially offset by net asset growth in our long-term care and life businesses. Consistent with this asset growth, interest credited on insurance liabilities increased. In our deferred annuities business, negative net flows contributed to a decrease in average separate account balances, and consequently, asset based-fee income. The combined impact of the items discussed above resulted in a $121 million decrease in operating earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased primarily due to declines in derivative income and prepayment fees, as well as higher prior period returns on real estate joint ventures and private equities. In our deferred annuity business, higher current period equity returns drove an increase in average separate account balances which resulted in higher asset-based fee income. The changes in market factors discussed above resulted in a $15 million decrease in operating earnings.

Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Favorable mortality in our life business, partially offset by unfavorable claims experience in our long-term care business, resulted in a $7 million increase in operating earnings. The impact in both periods of our actuarial assumption review resulted in an increase of $155 million in operating earnings and was primarily related to favorable DAC unlockings in the current period compared to unfavorable DAC unlockings in the prior period, primarily in our life business. The annual review in the current period included all of our annuity and life businesses, whereas the annual review in the prior period included our annuity and life businesses with the exception of our U.S. variable annuity business. Refinements to DAC and certain insurance-related liabilities that were recorded in both periods resulted in a $70 million increase in operating earnings. This includes favorable current period reserve refinements of $28 million and $21 million, resulting from modeling improvements in the reserving process for our long-term care and life businesses, respectively.
Expenses. Operating earnings increased by $35 million as a result of lower expenses, primarily due to lower employee-related costs, partially offset by Separation-related expenses.
Nine Months Ended September 30, 2017 Compared with the Nine Months Ended September 30, 2016
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. Lower net investment income, resulting from a reduced invested asset base, decreased operating earnings. The reduced asset base is primarily the result of the 2016 recapture of certain assumed single-premium deferred annuity reinsurance agreements with Brighthouse. This decline was partially offset by net asset growth in our long-term care and life businesses. Consistent with this asset growth, interest credited on insurance liabilities increased. In our deferred annuities business, negative net flows contributed to a decrease in average separate account balances, and consequently, asset-based fee income. The discontinuance of a distribution agreement, resulting from the Separation, also contributed to the decline in variable annuity fee income. In our life business, a decrease in universal life sales resulted in lower fee income, decreasing operating earnings. The combined impact of the items discussed above resulted in a $269 million decrease in operating earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased primarily due to declines in derivative income and prepayment fees, as well as lower returns on real estate joint ventures. These reductions in yields were partially offset by higher returns on other limited partnership interests, driven by improvements in equity market performance. In our deferred annuity business, higher equity returns drove an increase in average separate account balances which resulted in higher asset-based fee income. Operating earnings increased due to declines in DAC amortization. The changes in market factors discussed above resulted in a slight increase in operating earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Favorable mortality in our life business, partially offset by unfavorable claims experience in our long-term care business, resulted in a $27 million increase in operating earnings. The impact in both periods of our annual actuarial assumption review resulted in an increase of $179 million in operating earnings and was primarily related to favorable DAC unlockings in the current period compared to unfavorable DAC unlockings in the prior period, primarily in our life business. Refinements to DAC and certain insurance-related liabilities that were recorded in both periods resulted in a $178 million increase in operating earnings. This includes favorable current period refinements of (i) a $36 million DAC adjustment related to certain participating whole life business assumed from Brighthouse; and (ii) reserve adjustments resulting from modeling improvements in the reserving process of $55 million and $28 million, in our life and long-term care businesses, respectively. This also includes a current period net unfavorable impact from a life reinsurance recapture and an unfavorable prior period adjustment of $30 million resulting from modeling improvements in the reserving process in our universal life business.
Expenses. Operating earnings increased by $138 million as a result of lower expenses, primarily due to lower costs as a result of the U.S. Retail Advisor Force Divestiture, partially offset by Separation-related expenses.
Other. In connection with the Separation, annuities reinsurance activity with Brighthouse increased operating earnings by $254 million. This favorable impact was primarily due to the recapture in 2016 of certain single-premium deferred annuity reinsurance agreements, and the elimination of interest credited payments on the related reinsurance payable, as well as lower DAC amortization. This increase was partially offset by the net unfavorable impact in the current period from the recapture and novation of, as well as refinements to, assumed and ceded agreements covering certain variable annuity business. Favorable results from our reinsurance agreement with our former operating joint venture in Japan due to higher fund returns resulted in a $17 million increase in operating earnings.

Corporate & Other

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Operating revenues
Premiums	$13	$41	$59	$50
Universal life and investment-type product policy fees	—	—	—	2
Net investment income	26	53	107	141
Other revenues	65	22	185	70
Total operating revenues	104	116	351	263
Operating expenses
Policyholder benefits and claims and policyholder dividends	7	31	33	23
Interest credited to policyholder account balances	—	(1)	1	5
Capitalization of DAC	(2)	1	(6)	(7)
Amortization of DAC and VOBA	3	1	5	7
Interest expense on debt	279	275	833	862
Other operating expenses	237	85	649	401
Total operating expenses	524	392	1,515	1,291
Provision for income tax expense (benefit)	(90)	(288)	(642)	(658)
Operating earnings	(330)	12	(522)	(370)
Less: Preferred stock dividends	6	6	58	58
Operating earnings available to common shareholders	$(336)	$6	$(580)	$(428)
The table below presents operating earnings available to common shareholders by source, net of income tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Other business activities	$3	$6	$12	$(6)
Other net investment income	32	66	126	172
Interest expense on debt	(195)	(197)	(586)	(617)
Preferred stock dividends	(6)	(6)	(58)	(58)
Corporate initiatives and projects	(29)	(23)	(128)	(83)
Incremental tax benefit (expense)	(58)	190	235	297
Other	(83)	(30)	(181)	(133)
Operating earnings available to common shareholders	$(336)	$6	$(580)	$(428)
Three Months Ended September 30, 2017 Compared with the Three Months Ended September 30, 2016
Unless otherwise stated, all amounts discussed below are net of income tax.
Other Net Investment Income. Other net investment income decreased by $34 million primarily driven by lower returns on real estate joint ventures, alternative investments, cash, shorter-term investments and fixed maturity securities. These decreases were partially offset by higher income on mortgage loans and a decrease in the amount credited to the segments due to both a reduction in the crediting rate and the amount of economic capital managed by Corporate & Other on their behalf.
Corporate Initiatives and Projects. Expenses associated with corporate initiatives and projects increased by $6 million, primarily due to higher costs associated with enterprise-wide initiatives, primarily related to its unit cost initiative.

Incremental Tax Benefit. Corporate & Other benefits from the impact of certain permanent tax preferenced items, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rate differs from the U.S. statutory rate of 35%. In the current period, we had a $180 million net tax charge related to the future repatriation of approximately $3.0 billion of cash following the post-Separation review of our capital needs, partially offset by a tax benefit associated with dividends from our non-U.S. operations and a $13 million net tax-related benefit, including interest, from the finalization of certain tax audits. Results for the prior period include a $36 million tax benefit related to tax audit settlements. In addition, decreased utilization of tax preferenced items decreased operating earnings by $36 million from the prior period.
Other. An increase in employee-related expenses resulted in a $50 million decrease in operating earnings. This was partially offset by an $11 million increase in operating earnings resulting from net adjustments to certain reinsurance assets and liabilities in both periods.
Nine Months Ended September 30, 2017 Compared with the Nine Months Ended September 30, 2016
Unless otherwise stated, all amounts discussed below are net of income tax.
Other Business Activities. Operating earnings from other business activities increased $17 million. This was primarily related to improved results from our start-up operations.
Other Net Investment Income. Other net investment income decreased by $46 million primarily driven by a lower invested asset base, as well as lower returns on real estate joint ventures and alternative investments. These decreases were partially offset by higher income on mortgage loans and a decrease in the amount credited to the segments due to both a reduction in the crediting rate and the amount of economic capital managed by Corporate & Other on their behalf.
Interest Expense on Debt. Interest expense on debt decreased by $31 million, mainly due to the maturity of $1.25 billion of our senior notes in June 2016.
Corporate Initiatives and Projects. Expenses associated with corporate initiatives and projects increased by $45 million, primarily due to higher costs associated with enterprise-wide initiatives, primarily related to lease impairments and costs related to its unit cost initiative.
Incremental Tax Benefit. Corporate & Other benefits from the impact of certain permanent tax preferenced items, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rate differs from the U.S. statutory rate of 35%. In the current period, we had a $180 million net tax charge related to the future repatriation of approximately $3.0 billion of cash following the post-Separation review of our capital needs, partially offset by a tax benefit associated with dividends from our non-U.S. operations and a $40 million net tax-related benefit, including interest, from the finalization of certain tax audits. Results for the prior period include a $36 million tax benefit related to tax audit settlements. In addition, higher utilization of tax preferenced items increased operating earnings by $127 million over the prior period.
Other. The current period includes $44 million of expenses incurred related to the guaranty fund assessment for Penn Treaty and an increase in litigation reserves, as well as a $48 million increase in employee-related expenses. These increases were partially offset by a $14 million decrease in certain corporate expenses and $26 million of favorable net adjustments to certain reinsurance assets and liabilities in both periods.

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

We manage investment risk through in-house fundamental credit analysis of the underlying obligors, issuers, transaction structures and real estate properties. We also manage credit risk, market valuation risk and liquidity risk through industry and issuer diversification and asset allocation. Risk limits to promote diversification by asset sector, to avoid concentrations in any single issuer and to limit overall aggregate credit and equity risk exposure, as measured by our economic capital framework, are approved annually by a committee of directors that oversees our investment portfolio. For real estate assets, we manage credit risk and market valuation risk through geographic, property type and product type diversification and asset allocation. We manage interest rate risk as part of our ALM strategies. These strategies include maintaining an investment portfolio with diversified maturities that has a weighted average duration that reflects the duration of our estimated liability cash flow profile, and utilizing product design, such as the use of market value adjustment features and surrender charges, to manage interest rate risk. We also manage interest rate risk through proactive monitoring and management of certain non-guaranteed elements of our products, such as the resetting of credited interest and dividend rates for policies that permit such adjustments. In addition to hedging with foreign currency derivatives, we manage currency risk by matching much of our foreign currency liabilities in our foreign subsidiaries with their respective foreign currency assets, thereby reducing our risk to foreign currency exchange rate fluctuation. We also use certain derivatives in the management of credit, interest rate and market valuation risk.
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
European Investments
We maintain general account investments in Europe to support our insurance operations and related policyholder liabilities in these countries and certain of our non-European operations invest in Europe for diversification. In Europe, we have proactively mitigated risk in both direct and indirect exposures by investing in a diversified portfolio of high quality investments with a focus on the higher-rated countries, including the U.K., Germany, France, the Netherlands, Poland, Norway and Sweden. The sovereign debt of these countries continues to maintain investment grade credit ratings from all major rating agencies. Our European fixed maturity and perpetual hybrid securities classified as non-redeemable preferred stock are invested in a diversified portfolio of primarily non-financial services securities. At September 30, 2017, our exposure to such securities in Europe totaled $37.9 billion, at estimated fair value, of which $8.6 billion was in sovereign fixed maturity securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment — European Investments” included in the 2016 Annual Report for further information.
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
We have exposure to such volatility, as we maintain general account investments in the U.K., Mexico, Italy, Turkey and Puerto Rico to support our insurance operations and related policyholder liabilities in these countries; and we also have exposure through our global portfolio diversification. Our exposure to sovereign fixed maturity securities and total fixed maturity securities of the U.K., Mexico, Italy, Turkey and Puerto Rico totaled $4.5 billion and $20.1 billion, at estimated fair value, respectively, at September 30, 2017. Our exposure to Puerto Rico political subdivision fixed maturities is in the form of revenue bonds and we have no general obligation bonds. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment — Selected Country Investments” included in the 2016 Annual Report for further information by country.
There has been an increased focus on energy sector investments as a result of lower energy and oil prices. Our net exposure to energy sector fixed maturity securities was $8.3 billion (comprised of fixed maturity securities of $8.3 billion at estimated fair value and related net written credit default swaps of $65 million at notional value), of which 84% were investment grade, with unrealized gains of $572 million at September 30, 2017.

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
Investment Portfolio Results
The following yield table presents the yield and net investment income, as reported on an operating basis, for our investment portfolio for the periods indicated. We calculate yields using net investment income, as reported on an operating basis. Net investment income, as reported on an operating basis, includes the impact of changes in foreign currency exchange rates. This yield table presentation is consistent with how we measure our investment performance for management purposes, and we believe it enhances understanding of our investment portfolio results.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017		2016		2017		2016
	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount
	(Dollars in millions)
Fixed maturity securities (2), (3)	4.25%	$2,843	4.38%	$2,907	4.29%	$8,488	4.39%	$8,810
Mortgage loans (3)	4.78%	809	4.59%	709	4.59%	2,303	4.70%	2,164
Real estate and real estate joint ventures	2.80%	66	5.42%	120	3.14%	218	3.83%	245
Policy loans	5.40%	130	5.36%	129	5.37%	386	5.30%	385
Equity securities	4.92%	31	4.73%	29	4.80%	93	4.76%	90
Other limited partnership interests	15.94%	214	14.12%	184	16.46%	648	7.95%	309
Cash and short-term investments	1.13%	25	1.16%	28	1.39%	92	1.15%	82
Other invested assets		173		246		557		629
Investment income	4.54%	4,291	4.72%	4,352	4.58%	12,785	4.58%	12,714
Investment fees and expenses	(0.14)%	(133)	(0.13)%	(122)	(0.14)%	(390)	(0.14)%	(387)
Net investment income including divested businesses and lag elimination (4)	4.40%	4,158	4.59%	4,230	4.44%	12,395	4.44%	12,327
Less: net investment income from divested businesses and lag elimination (4)		2		(49)		(46)		26
Net investment income, as reported on an operating basis (4)		$4,156		$4,279		$12,441		$12,301
__________________

(1)
Yields are calculated as investment income as a percent of average quarterly asset carrying values. Investment income excludes recognized gains and losses. Asset carrying values exclude unrealized gains (losses), collateral received in connection with our securities lending program, annuities funding structured settlement claims, freestanding derivative assets, collateral received from derivative counterparties, the effects of consolidating certain variable interest entities (“VIEs”) under GAAP that are treated as consolidated securitization entities, contractholder-directed unit-linked investments and FVO Brighthouse Common Stock. A yield is not presented for other invested assets, as it is not considered a meaningful measure of performance for this asset class.

(2)
Investment income from fixed maturity securities includes amounts from FVO securities of $16 million and $61 million for the three months and nine months ended September 30, 2017, respectively, and $25 million and $41 million for the three months and nine months ended September 30, 2016, respectively.

(3)	Investment income from fixed maturity securities and mortgage loans includes prepayment fees.

(4)
See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information, as well as for a reconciliation of net investment income, as reported on an operating basis, to the most directly comparable GAAP financial measure. See “— Non-GAAP and Other Financial Disclosures” for discussion of divested businesses and lag elimination.

See “— Results of Operations — Consolidated Results — Three Months Ended September 30, 2017 Compared with the Three Months Ended September 30, 2016” and “— Results of Operations — Consolidated Results — Nine Months Ended September 30, 2017 Compared with the Nine Months Ended September 30, 2016” for an analysis of the period over period changes in net investment income, as reported on an operating basis.
Fixed Maturity and Equity Securities AFS
The following table presents fixed maturity and equity securities available-for-sale (“AFS”) by type (public or private) and information about perpetual and redeemable securities held at:

	September 30, 2017		December 31, 2016
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities
Publicly-traded	$263,083	85.2%	$247,229	85.4%
Privately-placed	45,811	14.8	42,334	14.6
Total fixed maturity securities	$308,894	100.0%	$289,563	100.0%
Percentage of cash and invested assets	67.3%		66.8%
Equity securities
Publicly-traded	$1,768	63.7%	$1,854	64.1%
Privately-held	1,008	36.3	1,040	35.9
Total equity securities	$2,776	100.0%	$2,894	100.0%
Percentage of cash and invested assets	0.6%		0.7%
Perpetual securities included within fixed maturity and equity securities AFS	$468		$527
Redeemable preferred stock with a stated maturity included within fixed maturity securities AFS	$556		$758
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
In connection with our investment management business, we manage a broad array of securities, limited partnership interests and liquid investments on behalf of institutional clients, which are unaffiliated investors. Assets under management, by sector, as of September 30, 2017, at estimated fair value, were as follows: investment grade corporate fixed maturity securities, including privately-placed, infrastructure and state and political subdivision, $63.7 billion; structured finance fixed maturity securities, including residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”) (collectively, “Structured Securities”), $16.6 billion; U.S. government and agency fixed maturity securities, $22.1 billion; foreign government fixed maturity securities, $2.0 billion; below investment grade corporate fixed maturity securities, including emerging market and high yield, $7.2 billion; equity securities, $10.4 billion; other limited partnership interests, $1.7 billion; and cash equivalents and short-term investments, $3.7 billion. Assets under management, by sector, as of December 31, 2016, at estimated fair value, were as follows: investment grade corporate fixed maturity securities, including privately-placed and infrastructure, $8.0 billion; and below investment grade corporate fixed maturity securities, including high yield, $0.3 billion. As these assets are managed on behalf of, and owned by, our institutional clients, they are not included in our consolidated financial statements.

Also in connection with our investment management business, we manage index investment portfolios that track the return of industry fixed income and equity market indices such as the Barclay’s U.S. Aggregate Bond Index and Standard & Poor’s (“S&P”) 500® Index. These assets had an estimated fair value of $15.0 billion and $14.9 billion at September 30, 2017 and December 31, 2016, respectively, and are included within separate account assets in our interim condensed consolidated financial statements. Also, $12.3 billion of these assets, at estimated fair value, at December 31, 2016 are included within assets of disposed subsidiary in our interim condensed consolidated financial statements.
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

	September 30, 2017
	Fixed Maturity Securities		Equity Securities
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$26,788	8.7%	$1,332	48.0%
Level 2
Independent pricing sources	262,327	84.9	923	33.2
Internal matrix pricing or discounted cash flow techniques	2,869	0.9	97	3.5
Significant other observable inputs	265,196	85.8	1,020	36.7
Level 3
Independent pricing sources	12,564	4.1	302	10.9
Internal matrix pricing or discounted cash flow techniques	3,964	1.3	120	4.3
Independent broker quotations	382	0.1	2	0.1
Significant unobservable inputs	16,910	5.5	424	15.3
Total estimated fair value	$308,894	100.0%	$2,776	100.0%
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for the fixed maturity securities and equity securities AFS fair value hierarchy.
The composition of fair value pricing sources for and significant changes in Level 3 securities at September 30, 2017 are as follows:

•	The majority of the Level 3 fixed maturity and equity securities AFS were concentrated in three sectors: foreign and United States corporate securities and RMBS.

•
Level 3 fixed maturity securities are priced principally through market standard valuation methodologies, independent pricing services and, to a much lesser extent, independent non-binding broker quotations using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. Level 3 fixed maturity securities consist of less liquid securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies. Level 3 fixed maturity securities include: sub-prime RMBS; certain below investment grade private securities and less liquid investment grade corporate securities (included in United States and foreign corporate securities) and less liquid ABS; and foreign government securities.

•
During the three months ended September 30, 2017, Level 3 fixed maturity securities increased by $131 million, or 1%. The increase was driven by purchases in excess of sales and an increase in estimated fair value recognized in other comprehensive income (loss) (“OCI”), partially offset by transfers out of Level 3 in excess of transfers into Level 3.

•
During the nine months ended September 30, 2017, Level 3 fixed maturity securities decreased by $141 million, or 1%. The decrease was driven by transfers out of Level 3 in excess of transfers into Level 3, partially offset by purchases in excess of sales and an increase in estimated fair value recognized in OCI.

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
Fixed Maturity Securities AFS
See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information about fixed maturity securities AFS by sector, contractual maturities and continuous gross unrealized losses. Included within fixed maturity securities are Structured Securities.
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
The following table presents total fixed maturity securities by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the revised NAIC methodologies, as well as the percentage, based on estimated fair value that each NAIC designation is comprised of at:

		September 30, 2017				December 31, 2016
NAIC Designation	NRSRO Rating	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$202,744	$16,414	$219,158	70.9%	$191,867	$14,078	$205,945	71.1%
2	Baa	67,286	5,007	72,293	23.4	62,551	3,269	65,820	22.7
	Subtotal investment grade	270,030	21,421	291,451	94.3	254,418	17,347	271,765	93.8
3	Ba	10,946	616	11,562	3.7	11,729	427	12,156	4.2
4	B	4,805	155	4,960	1.7	4,710	78	4,788	1.7
5	Caa and lower	896	21	917	0.3	840	13	853	0.3
6	In or near default	7	(3)	4	—	4	(3)	1	—
	Subtotal below investment grade	16,654	789	17,443	5.7	17,283	515	17,798	6.2
	Total fixed maturity securities	$286,684	$22,210	$308,894	100.0%	$271,701	$17,862	$289,563	100.0%

The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies at:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation:	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating:	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(Dollars in millions)
September 30, 2017
U.S. corporate	$36,240	$35,257	$6,149	$3,248	$761	$—	$81,655
Foreign government	52,203	5,204	2,405	928	49	—	60,789
Foreign corporate	21,924	29,905	2,526	724	61	—	55,140
U.S. government and agency	47,352	312	—	—	—	—	47,664
RMBS	30,797	285	214	59	43	—	31,398
State and political subdivision	11,789	488	65	—	—	3	12,345
ABS	10,889	720	157	1	3	1	11,771
CMBS	7,964	122	46	—	—	—	8,132
Total fixed maturity securities	$219,158	$72,293	$11,562	$4,960	$917	$4	$308,894
Percentage of total	70.9%	23.4%	3.7%	1.7%	0.3%	—%	100.0%

December 31, 2016
U.S. corporate	$34,753	$32,823	$6,949	$3,289	$729	$—	$78,543
Foreign government	48,371	4,578	2,144	830	53	—	55,976
Foreign corporate	21,033	26,292	2,638	638	62	—	50,663
U.S. government and agency	44,118	315	—	—	—	—	44,433
RMBS	28,252	504	244	30	2	—	29,032
State and political subdivision	11,670	470	87	—	4	—	12,231
ABS	10,433	693	94	1	3	1	11,225
CMBS	7,315	145	—	—	—	—	7,460
Total fixed maturity securities	$205,945	$65,820	$12,156	$4,788	$853	$1	$289,563
Percentage of total	71.1%	22.7%	4.2%	1.7%	0.3%	—%	100.0%
U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings comprised 2% of total investments at both September 30, 2017 and December 31, 2016. The tables below present our U.S. and foreign corporate securities holdings by industry at:

	September 30, 2017		December 31, 2016
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$41,598	30.4%	$39,320	30.4%
Consumer	31,200	22.8	29,783	23.1
Finance	29,699	21.7	27,787	21.5
Utility	21,444	15.7	19,931	15.4
Communications	11,026	8.1	10,635	8.2
Other	1,828	1.3	1,750	1.4
Total	$136,795	100.0%	$129,206	100.0%

Structured Securities
We held $51.3 billion and $47.7 billion of Structured Securities, at estimated fair value, at September 30, 2017 and December 31, 2016, respectively, as presented in the RMBS, ABS and CMBS sections below.
RMBS
The table below presents our RMBS holdings at:

	September 30, 2017			December 31, 2016
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By security type:
Collateralized mortgage obligations	$16,289	51.9%	$906	$16,842	58.0%	$575
Pass-through securities	15,109	48.1	124	12,190	42.0	64
Total RMBS	$31,398	100.0%	$1,030	$29,032	100.0%	$639
By risk profile:
Agency	$22,177	70.6%	$371	$18,808	64.8%	$268
Prime	1,316	4.2	80	1,398	4.8	65
Alt-A	4,339	13.8	350	4,964	17.1	160
Sub-prime	3,566	11.4	229	3,862	13.3	146
Total RMBS	$31,398	100.0%	$1,030	$29,032	100.0%	$639
Ratings profile:
Rated Aaa/AAA	$22,614	72.0%		$19,207	66.2%
Designated NAIC 1	$30,797	98.1%		$28,252	97.3%
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
Historically, we have managed our exposure to sub-prime RMBS holdings by focusing primarily on senior tranche securities, stress testing the portfolio with severe loss assumptions and closely monitoring the performance of the portfolio. Our sub-prime RMBS portfolio consists predominantly of securities that were purchased after 2012 at significant discounts to par value and discounts to the expected principal recovery value of these securities. The vast majority of these securities are investment grade under the NAIC designations (e.g., NAIC 1 and NAIC 2). The estimated fair value of our sub-prime RMBS holdings purchased since 2012 was $3.2 billion and $3.5 billion at September 30, 2017 and December 31, 2016, with unrealized gains (losses) of $189 million and $123 million at September 30, 2017 and December 31, 2016, respectively.

ABS
Our ABS holdings are diversified both by collateral type and by issuer. The following table presents our ABS holdings at:

	September 30, 2017			December 31, 2016
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By collateral type:
Collateralized obligations	$5,381	45.7%	$29	$5,711	50.9%	$(42)
Automobile loans	1,157	9.8	1	1,121	10.0	1
Foreign residential loans	1,027	8.7	19	1,171	10.4	8
Student loans	1,309	11.1	(1)	984	8.8	(25)
Credit card loans	1,442	12.3	3	871	7.8	10
Consumer Loans	614	5.2	11	509	4.5	—
Other loans	841	7.2	7	858	7.6	7
Total	$11,771	100.0%	$69	$11,225	100.0%	$(41)
Ratings profile:
Rated Aaa/AAA	$6,564	55.8%		$5,704	50.8%
Designated NAIC 1	$10,889	92.5%		$10,433	92.9%

CMBS
Our CMBS holdings are diversified by vintage year. The following tables present our CMBS holdings by NRSRO rating and by vintage year at:

	September 30, 2017
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003 - 2010	$114	$124	$8	$9	$34	$34	$—	$—	$1	$1	$157	$168
2011	175	191	34	36	—		—	—	—	—	209	227
2012	301	316	277	286	230	238	6	7	—	—	814	847
2013	807	860	718	754	285	295	61	45	—	—	1,871	1,954
2014	589	605	540	553	141	144	—	—	—	—	1,270	1,302
2015	1,271	1,289	225	228	143	145	9	9	—	—	1,648	1,671
2016	468	471	69	68	34	34	70	71	—	—	641	644
2017	619	618	468	471	187	188	41	42	—	—	1,315	1,319
Total	$4,344	$4,474	$2,339	$2,405	$1,054	$1,078	$187	$174	$1	$1	$7,925	$8,132
Ratings Distribution		55.0%		29.6%		13.3%		2.1%		—%		100.0%

	December 31, 2016
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003 - 2010	$246	$258	$46	$46	$102	$104	$24	$24	$26	$28	$444	$460
2011	185	207	41	43	—	—	—	—	—	—	226	250
2012	292	308	262	271	228	236	6	6	—	—	788	821
2013	844	899	699	743	339	327	—	—	—	—	1,882	1,969
2014	655	667	617	626	212	204	—	—	—	—	1,484	1,497
2015	1,322	1,326	222	214	165	164	8	9	—	—	1,717	1,713
2016	516	514	77	75	30	31	130	130	—	—	753	750
Total	$4,060	$4,179	$1,964	$2,018	$1,076	$1,066	$168	$169	$26	$28	$7,294	$7,460
Ratings Distribution		56.0%		27.1%		14.3%		2.2%		0.4%		100.0%
The tables above reflect NRSRO ratings including Moody’s Investors Service, S&P, Fitch Ratings and Morningstar, Inc. CMBS designated NAIC 1 were 97.9% and 98.1% of total CMBS at September 30, 2017 and December 31, 2016.
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
Overview of Fixed Maturity and Equity Security OTTI Losses Recognized in Earnings
Impairments of fixed maturity and equity securities were $9 million and $24 million for the three months and nine months ended September 30, 2017, respectively, and $14 million and $154 million for the three months and nine months ended September 30, 2016, respectively. Impairments of fixed maturity securities were $5 million and $7 million for the three months and nine months ended September 30, 2017, respectively, and $9 million and $83 million for the three months and nine months ended September 30, 2016, respectively. Impairments of equity securities were $4 million and $17 million for the three months and nine months ended September 30, 2017, respectively, and $5 million and $71 million for the three months and nine months ended September 30, 2016, respectively.

Credit-related impairments of fixed maturity securities were $5 million and $7 million for the three months and nine months ended September 30, 2017, respectively, and $9 million and $73 million for the three months and nine months ended September 30, 2016, respectively.
Explanations of changes in fixed maturity and equity securities impairments are as follows:
Three Months Ended September 30, 2017 Compared with the Three Months Ended September 30, 2016
Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $9 million for the three months ended September 30, 2017, as compared to $14 million for the three months ended September 30, 2016. The most significant decrease in OTTI losses were in RMBS, which comprised $1 million for the three months ended September 30, 2017, as compared to $9 million for the three months ended September 30, 2016. A decrease of $8 million in OTTI losses on RMBS reflected improving economic fundamentals.
Nine Months Ended September 30, 2017 Compared with the Nine Months Ended September 30, 2016
Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $24 million for the nine months ended September 30, 2017 as compared to $154 million for the nine months ended September 30, 2016. The most significant decrease in OTTI losses were in U.S. and foreign corporate securities and common stock, which comprised $20 million for the nine months ended September 30, 2017, as compared to $137 million for the nine months ended September 30, 2016. A decrease of $62 million in OTTI losses on U.S. and foreign corporate securities was concentrated in the industrial sector and reflected the impact of lower oil prices on the energy sector in the prior year and weakening foreign currencies on non-functional currency denominated securities in the prior year. The decrease in OTTI losses on common stock was $55 million for the nine months ended September 30, 2017 and was also concentrated in industrial securities and reflected the impact of lower oil prices on the energy sector in the prior year.
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
FVO Securities
FVO securities are primarily comprised of securities for which the FVO has been elected. FVO securities were $16.6 billion and $13.9 billion at estimated fair value, or 3.6% and 3.2% of cash and invested assets, at September 30, 2017 and December 31, 2016, respectively. See Notes 6 and 8 of the Notes to the Interim Condensed Consolidated Financial Statements for a description of our FVO securities portfolio, the FVO securities fair value hierarchy and a rollforward of the fair value measurements for FVO securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
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
Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Mortgage loans and the related valuation allowances are summarized as follows at:

	September 30, 2017				December 31, 2016
	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment
	(Dollars in millions)
Commercial	$43,243	63.8%	$213	0.5%	$41,512	64.0%	$202	0.5%
Agricultural	12,967	19.1	41	0.3%	12,564	19.4	39	0.3%
Residential	11,599	17.1	62	0.5%	10,829	16.6	63	0.6%
Total	$67,809	100.0%	$316	0.5%	$64,905	100.0%	$304	0.5%
The information presented in the tables herein exclude mortgage loans where we elected the FVO. Such amounts are presented in Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements. The carrying value of all mortgage loans, net was 14.8% and 15.0% of cash and invested assets at September 30, 2017 and December 31, 2016, respectively.
We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loan portfolios, 83% are collateralized by properties located in the United States, with the remaining 17% collateralized by properties located outside the United States, which includes 6% of properties located in the U.K., at September 30, 2017. The carrying values of our commercial and agricultural mortgage loans located in California, New York and Texas were 19%, 11% and 8%, respectively, of total commercial and agricultural mortgage loans at September 30, 2017. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loan portfolio in a similar manner to reduce risk of concentration, with 91% collateralized by properties located in the United States and the remaining 9% collateralized by properties located outside the United States at September 30, 2017. The carrying values of our residential mortgage loans located in California, Florida, and New York were 31%, 9%, and 6%, respectively, of total residential mortgage loans at September 30, 2017.
In connection with our investment management business, we manage commercial, agricultural and residential mortgage loans on behalf of institutional clients, which are unaffiliated investors. These commercial, agricultural and residential mortgage loans had an estimated fair value of $14.2 billion at September 30, 2017 and these commercial mortgage loans had an estimated fair value of $3.0 billion at December 31, 2016. As these assets are managed on behalf of, and owned by, our institutional clients, they are not included in our interim condensed consolidated financial statements.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The tables below present the diversification across geographic regions and property types of commercial mortgage loans at:

	September 30, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Pacific	$9,935	23.0%	$9,506	22.9%
International	8,361	19.3	7,772	18.7
Middle Atlantic	7,616	17.6	7,263	17.5
South Atlantic	4,624	10.7	5,192	12.5
West South Central	3,679	8.5	3,585	8.6
East North Central	2,413	5.6	2,037	4.9
Mountain	1,200	2.8	1,202	2.9
New England	1,162	2.7	1,199	2.9
West North Central	478	1.1	497	1.2
East South Central	835	1.9	410	1.0
Multi-Region and Other	2,940	6.8	2,849	6.9
Total recorded investment	43,243	100.0%	41,512	100.0%
Less: valuation allowances	213		202
Carrying value, net of valuation allowances	$43,030		$41,310
Property Type
Office	$22,339	51.7%	$20,868	50.3%
Retail	8,694	20.1	8,708	21.0
Apartment	5,730	13.2	5,240	12.6
Hotel	3,493	8.1	3,747	9.0
Industrial	2,744	6.3	2,659	6.4
Other	243	0.6	290	0.7
Total recorded investment	43,243	100.0%	41,512	100.0%
Less: valuation allowances	213		202
Carrying value, net of valuation allowances	$43,030		$41,310
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

Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 53% at both September 30, 2017 and December 31, 2016 and our average debt service coverage ratio was 2.8x and 2.7x at September 30, 2017 and December 31, 2016, respectively. Our debt service coverage ratio and the values utilized in calculating the ratio are updated annually, on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 43% at both September 30, 2017 and December 31, 2016. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
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
See Notes 6 and 8 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how valuation allowances are established and monitored, activity in and balances of the valuation allowance, and the estimated fair value of impaired mortgage loans and related impairments included within net investment gains (losses) as of and for the nine months ended September 30, 2017 and 2016.
Real Estate and Real Estate Joint Ventures
Real estate and real estate joint ventures is comprised of wholly-owned real estate and joint ventures with interests in single property income-producing real estate, and to a lesser extent joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the operation of income-producing properties, as well as a runoff portfolio of real estate private equity funds. The carrying values of real estate and real estate joint ventures was $9.5 billion and $8.9 billion, or 2.1% and 2.1% of cash and invested assets, including properties acquired through foreclosure of $48 million and $59 million at September 30, 2017 and December 31, 2016, respectively. The estimated fair value of our real estate investments was $14.5 billion and $14.0 billion at September 30, 2017 and December 31, 2016, respectively. The total gross market value of such real estate investments was $18.7 billion and $18.5 billion at September 30, 2017 and December 31, 2016, respectively. Gross market value is the total fair value of these investments regardless of encumbering debt.
We diversify our real estate investments by both geographic region and property type to reduce risk of concentration. Of our real estate investments, excluding funds, 71% were located in the United States, with the remaining 29% located outside the United States, at September 30, 2017. The carrying value of our real estate investments, excluding funds, located in Japan, California and the District of Columbia were 26%, 16% and 10%, respectively, of total real estate investments, excluding funds, at September 30, 2017. Real estate funds were 13% of our real estate investments at September 30, 2017. The majority of these funds hold underlying real estate investments that are well diversified across the United States.

In connection with our investment management business, we manage real estate investments on behalf of institutional clients, which are unaffiliated investors. These real estate investments had an estimated fair value of $5.0 billion and $4.3 billion at September 30, 2017 and December 31, 2016, respectively. The total gross market value of commercial real estate investments under management for unaffiliated investors was $6.6 billion and $6.4 billion at September 30, 2017 and December 31, 2016, respectively. Gross market value is the total fair value of these investments regardless of encumbering debt. As these assets are managed on behalf of, and owned by, our institutional clients, they are not included in our consolidated financial statements.
Other Limited Partnership Interests
Other limited partnership interests are comprised of private equity funds and hedge funds. The carrying value of other limited partnership interests was $5.5 billion, or 1.2% of cash and invested assets, and $5.1 billion, or 1.2% of cash and invested assets, at September 30, 2017 and December 31, 2016, respectively, which included $686 million and $834 million of hedge funds, at September 30, 2017 and December 31, 2016, respectively. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds. We estimate that the underlying investments of the funds will be liquidated over the next two to 10 years.
Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	September 30, 2017		December 31, 2016
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$8,792	49.8%	$12,139	62.8%
Tax credit and renewable energy partnerships	3,217	18.2	3,118	16.1
Leveraged leases, net of non-recourse debt	1,320	7.5	1,521	7.9
Direct financing leases	1,228	7.0	1,115	5.8
Operating joint ventures	601	3.4	576	3.0
Funds withheld	382	2.2	110	0.6
Annuities funding structured settlement claims (1)	1,286	7.3	—	—
Other	826	4.6	724	3.8
Total	$17,652	100.0%	$19,303	100.0%
Percentage of cash and invested assets	3.8%		4.5%
__________________

(1)	See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.
As a structured settlements assignment company, the Company purchases annuities from Brighthouse to fund the periodic structured settlement claim payment obligations it assumes.

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

•
Information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at September 30, 2017 and December 31, 2016.

•
The statement of operations effects of derivatives in net investments in foreign operations, cash flow, fair value, or nonqualifying hedge relationships for the three months and nine months ended September 30, 2017 and 2016.

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
Derivatives categorized as Level 3 at September 30, 2017 include: interest rate forwards with maturities which extend beyond the observable portion of the yield curve; interest rate total return swaps with unobservable repurchase rates; foreign currency swaps and forwards with certain unobservable inputs, including the unobservable portion of the yield curve; credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; and equity index options with unobservable correlation inputs. At September 30, 2017, less than 1% of the estimated fair value of our derivatives was priced through independent broker quotations.
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

The gain (loss) on Level 3 derivatives, percentage of gain (loss) attributable to observable and unobservable inputs, and the primary drivers of observable gain (loss) are summarized as follows:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Gain (loss) recognized in net income (loss)	$33	$47
Percentage of gain (loss) attributable to observable inputs	91%	92%
Primary drivers of observable gain (loss)
Weakening of the US dollar versus foreign currencies on receive inflation-linked foreign currency derivatives; partially offset by decreases in certain equity volatility levels and increases in certain equity index levels on equity derivatives.

Decreases in interest rates on interest rate derivatives; weakening of the US dollar and Euro versus foreign currencies on receive inflation-linked foreign currency derivatives; partially offset by decreases in certain equity volatility levels and increases in certain equity index levels on equity derivatives.

Percentage of gain (loss) attributable to unobservable inputs	9%	8%
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
Credit Derivatives
The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	September 30, 2017		December 31, 2016
Credit Default Swaps	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Purchased	$2,329	$(35)	$2,001	$(26)
Written	11,946	255	10,732	152
Total	$14,275	$220	$12,733	$126

The following table presents the gross gains, gross losses and net gain (losses) recognized in income for credit default swaps as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2017			2016			2017			2016
Credit Default Swaps	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)
	(In millions)
Purchased (2), (4)	$2	$(4)	$(2)	$—	$(21)	$(21)	$5	$(22)	$(17)	$6	$(54)	$(48)
Written (3), (4)	39	(4)	35	51	—	51	118	(7)	111	70	(21)	49
Total	$41	$(8)	$33	$51	$(21)	$30	$123	$(29)	$94	$76	$(75)	$1
__________________

(1)	Gains (losses) are reported in net derivative gains (losses), except for gains (losses) on the trading portfolio, which are reported in net investment income.

(2)
At September 30, 2017, the Company no longer maintained a trading portfolio for derivatives. The gross gains and gross (losses) for purchased credit default swaps in the trading portfolio were $0 and $0, respectively, for the three months ended September 30, 2016, and $4 million and ($4) million, respectively, for the nine months ended September 30, 2016.

(3)
At September 30, 2017, the Company no longer maintained a trading portfolio for derivatives. The gross gains and gross (losses) for written credit default swaps in the trading portfolio were $0 and $0, respectively, for the three months ended September 30, 2016 and $3 million and ($3) million, respectively, for the nine months ended September 30, 2016.

(4)	Gains (losses) do not include earned income (expense) on credit default swaps.
The favorable change in net gains (losses) on purchased credit default swaps of $31 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was due to widening in the current period as compared to the prior period of certain credit spreads on credit default swaps hedging certain bonds. The favorable change in net gains (losses) on written credit default swaps of $62 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was due to narrowing in the current period, compared to the prior period, of credit spreads on certain credit default swaps used as replications.
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

Off-Balance Sheet Arrangements
Credit and Committed Facilities
We maintain an unsecured revolving credit facility and committed facilities with various financial institutions. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities” for further descriptions of such arrangements. For the classification of expenses on such revolving credit and committed facilities and the nature of the associated liability for letters of credit issued and drawdowns on these facilities, see Note 12 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report.
Collateral for Securities Lending, Third-Party Custodian Administered Repurchase Programs and Derivatives
We participate in a securities lending program in the normal course of business for the purpose of enhancing the total return on our investment portfolio. Periodically, we receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged, and which has not been recorded on our consolidated balance sheets. The amount of this collateral was less than $1 million and $20 million at estimated fair value at September 30, 2017 and December 31, 2016, respectively. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements and “— Investments — Securities Lending,” as well as “Summary of Significant Accounting Policies — Investments — Securities Lending Program” in Note 1 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report for discussion of our securities lending program, the classification of revenues and expenses, and the nature of the secured financing arrangement and associated liability.
We also participate in third-party custodian administered repurchase programs for the purpose of enhancing the total return on our investment portfolio. We loan certain of our fixed maturity securities to financial institutions and, in exchange, non-cash collateral is put on deposit by the financial institutions on our behalf with third-party custodians. The estimated fair value of securities loaned in connection with these transactions was $406 million and $382 million at September 30, 2017 and December 31, 2016, respectively. Non-cash collateral on deposit with third-party custodians on our behalf was $431 million and $401 million at September 30, 2017 and December 31, 2016, respectively, which cannot be sold or re-pledged, and which has not been recorded on our consolidated balance sheets.
We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which has not been recorded on our consolidated balance sheets. The amount of this non-cash collateral was $1.3 billion and $1.7 billion at September 30, 2017 and December 31, 2016, respectively. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” and Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
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
Insurance regulators in many of the non-U.S. countries in which we operate require certain MetLife entities to prepare a sufficiency analysis of the reserves presented in the locally required regulatory financial statements, and to submit that analysis to the regulatory authorities. See “Business — Regulation — U.S. Regulation — Insurance Regulation — Policy and Contract Reserve Adequacy Analysis” and “Business — Regulation — International Regulation” included in the 2016 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments.”
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
Corporate & Other
Future policy benefits primarily include liabilities for the global employee benefits and other reinsurance business. Additionally, future policy benefits include liabilities for the U.S direct business sold directly to consumers.
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Group Benefits:

	September 30, 2017
Guaranteed Minimum Crediting Rate	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Greater than 0% but less than 2%	$4,861	$4,742
Equal to or greater than 2% but less than 4%	$1,843	$1,843
Equal to or greater than 4%	$736	$709
__________________
(1)These amounts are not adjusted for policy loans.
Retirement and Income Solutions
Policyholder account balances in this business are comprised of funding agreements. Interest crediting rates vary by type of contract, and can be fixed or variable. Variable interest crediting rates are generally tied to an external index, most commonly (1-month or 3-month) LIBOR. We are exposed to interest rate risks, as well as foreign currency exchange rate risk, when guaranteeing payment of interest and return of principal at the contractual maturity date. We may invest in floating rate assets or enter into receive-floating interest rate swaps, also tied to external indices, as well as interest rate caps, to mitigate the impact of changes in market interest rates. We also mitigate our risks by applying various ALM strategies and seek to hedge all foreign currency exchange rate risk through the use of foreign currency hedges, including cross currency swaps.
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

The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Asia:

	September 30, 2017
Guaranteed Minimum Crediting Rate	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Annuities
Greater than 0% but less than 2%	$21,965	$2,899
Equal to or greater than 2% but less than 4%	$1,168	$409
Equal to or greater than 4%	$1	$1
Life & Other
Greater than 0% but less than 2%	$8,740	$8,440
Equal to or greater than 2% but less than 4%	$21,521	$8,906
Equal to or greater than 4%	$275	$275
__________________

(1)	These amounts are not adjusted for policy loans.
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

The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for the MetLife Holdings segment:

	September 30, 2017
Guaranteed Minimum Crediting Rate	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Greater than 0% but less than 2%	$1,793	$1,705
Equal to or greater than 2% but less than 4%	$19,936	$17,200
Equal to or greater than 4%	$9,204	$6,184
__________________

(1)	These amounts are not adjusted for policy loans.
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
Certain guarantees, including portions thereof, have insurance liabilities established that are included in future policy benefits. Guarantees accounted for in this manner include guaranteed minimum death benefits (“GMDBs”), the life-contingent portion of certain guaranteed minimum withdrawal benefit (“GMWBs”), and the non-life contingent portions of both GMWBs and guaranteed minimum income benefits (“GMIBs”) that require annuitization. These liabilities are accrued over the life of the contract in proportion to actual and future expected policy assessments based on the level of guaranteed minimum benefits generated using multiple scenarios of separate account returns. The scenarios are based on best estimate assumptions consistent with those used to amortize DAC. When current estimates of future benefits exceed those previously projected or when current estimates of future assessments are lower than those previously projected, liabilities will increase, resulting in a current period charge to net income. The opposite result occurs when the current estimates of future benefits are lower than those previously projected or when current estimates of future assessments exceed those previously projected. At the end of each reporting period, we update the actual amount of business remaining in-force, which impacts expected future assessments and the projection of estimated future benefits resulting in a current period charge or increase to earnings.
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

The table below presents the carrying value for guarantees at:

	Future Policy Benefits		Policyholder Account Balances
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
	(In millions)
Asia
GMDB	$36	$29	$—	$—
GMAB	—	—	22	36
GMWB	85	98	184	189
EMEA
GMDB	—	1	—	—
GMAB	—	—	14	17
GMWB	36	30	(91)	(50)
MetLife Holdings
GMDB	302	257	—	—
GMIB	574	471	(75)	454
GMAB	—	—	2	15
GMWB	182	161	1,283	1,296
Total	$1,215	$1,047	$1,339	$1,957
The carrying amounts for guarantees included in policyholder account balances above include nonperformance risk adjustments of $490 million and $655 million at September 30, 2017 and December 31, 2016, respectively. These nonperformance risk adjustments represent the impact of including a credit spread when discounting the underlying risk neutral cash flows to determine the estimated fair values. The nonperformance risk adjustment does not have an economic impact on us as it cannot be monetized given the nature of these policyholder liabilities. The change in valuation arising from the nonperformance risk adjustment is not hedged.
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

GMDBs
We offer a range of GMDBs to our contractholders. The table below presents GMDBs, by benefit type, at September 30, 2017:

	Total Account Value (1)
	Asia & EMEA	MetLife Holdings
	(In millions)
Return of premium or five to seven year step-up	$8,114	$54,813
Annual step-up	—	3,726
Roll-up and step-up combination	—	6,575
Total	$8,114	$65,114
__________________

(1)
Total account value excludes $345 million for contracts with no GMDBs. Further, many of our annuity contracts offer more than one type of guarantee such that GMDB amounts listed above are not mutually exclusive to the amounts in the living benefit guarantees table below.

Based on total account value, less than 19% of our GMDBs included enhanced death benefits such as the annual step-up or roll-up and step-up combination products. We expect the above GMDB risk profile to be relatively consistent for the foreseeable future.
Living Benefit Guarantees
The table below presents our living benefit guarantees based on total account values at September 30, 2017:

	Total Account Value (1)
	Asia & EMEA	MetLife Holdings
	(In millions)
GMIB	$—	$25,123
GMWB - non-life contingent (2)	2,396	3,438
GMWB - life-contingent	3,859	11,229
GMAB	1,247	625
	$7,502	$40,415
__________________

(1)
Total account value excludes $25.0 billion for contracts with no living benefit guarantees. Further, many of our annuity contracts offer more than one type of guarantee such that living benefit guarantee amounts listed above are not mutually exclusive of the amounts in the GMDBs table above.

(2)	The Asia and EMEA segments include the non-life contingent portion of the GMWB total account value of $975 million with a guarantee at annuitization.
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

The table below presents our GMIB associated total account values, by their guaranteed payout basis, at September 30, 2017:

Total Account Value
(In millions)
7-year setback, 2.5% interest rate	$6,517
7-year setback, 1.5% interest rate	1,063
10-year setback, 1.5% interest rate	5,668
10-year mortality projection, 10-year setback, 1.0% interest rate	10,097
10-year mortality projection, 10-year setback, 0.5% interest rate	1,778
$25,123
The annuitization interest rates on GMIBs have been decreased from 2.5% to 0.5% over time, partially in response to the low interest rate environment, accompanied by an increase in the setback period from seven years to 10 years and the introduction of a 10-year mortality projection.
Additionally, 40% of the $25.1 billion of GMIB total account value has been invested in managed volatility funds as of September 30, 2017. These funds seek to manage volatility by adjusting the fund holdings within certain guidelines based on capital market movements. Such activity reduces the overall risk of the underlying funds while maintaining their growth opportunities. These risk mitigation techniques reduce or eliminate the need for us to manage the funds’ volatility through hedging or reinsurance.
Our GMIB products typically have a waiting period of 10 years to be eligible for annuitization. As of September 30, 2017, only 14% of our contracts with GMIBs were eligible for annuitization. The remaining contracts are not eligible for annuitization for an average of five years.
Once eligible for annuitization, contractholders would be expected to annuitize only if their contracts were in-the-money. We calculate in-the-moneyness with respect to GMIBs consistent with net amount at risk as discussed in Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements, by comparing the contractholders’ income benefits based on total account values and current annuity rates versus the guaranteed income benefits. The net amount at risk was $568 million at September 30, 2017, of which $383 million was related to GMIB guarantees. For those contracts with GMIB, the table below presents details of contracts that are in-the-money and out-of-the-money at September 30, 2017:

	In-the- Moneyness	Total Account Value	% of Total
	(Dollars in millions)
In-the-money	30% +	$346	1%
	20% to 30%	313	1%
	10% to 20%	603	2%
	0% to 10%	1,160	5%
		2,422
Out-of-the-money	-10% to 0%	2,851	11%
	-20% to -10%	2,859	11%
	-20% +	16,991	68%
		22,701
Total GMIBs		$25,123

Derivatives Hedging Variable Annuity Guarantees
Our risk mitigating hedging strategy uses various over-the-counter and exchange traded derivatives. The table below presents the gross notional amount, estimated fair value and primary underlying risk exposure of the derivatives hedging our variable annuity guarantees:

	Instrument Type	September 30, 2017			December 31, 2016
Primary Underlying Risk Exposure		Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Interest rate	Interest rate swaps	$16,532	$428	$30	$19,715	$1,590	$924
	Interest rate futures	2,810	13	—	2,671	2	11
	Interest rate options	10,173	492	35	3,423	449	1
Foreign currency exchange rate	Foreign currency forwards	2,726	6	138	3,086	10	222
	Currency futures	—	—	—	85	—	—
Equity market	Equity futures	4,129	2	29	4,283	29	3
	Equity index options	9,945	339	679	13,975	403	524
	Equity variance swaps	8,337	103	285	8,263	83	239
	Equity total return swaps	1,103	—	35	1,046	1	43
	Total	$55,755	$1,383	$1,231	$56,547	$2,567	$1,967
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

Short-term Liquidity
We maintain a substantial short-term liquidity position, which was $10.8 billion and $9.1 billion at September 30, 2017 and December 31, 2016, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed, including amounts received in connection with securities lending, repurchase agreements, derivatives, and secured borrowings, as well as amounts held in the closed block.
Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets, which was $210.3 billion and $199.1 billion at September 30, 2017 and December 31, 2016, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, repurchase agreements, derivatives, regulatory deposits, a collateral financing arrangement, funding agreements and secured borrowings, as well as amounts held in the closed block.
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
Our Board of Directors (“Board”) and senior management are directly involved in the development and maintenance of our capital policy. The capital policy sets forth, among other things, minimum and target capital levels and the governance of the capital management process. All capital actions, including proposed changes to the annual capital plan, capital targets or capital policy, are reviewed by the Finance and Risk Committee of the Board prior to obtaining full Board approval. The Board approves the capital policy and the annual capital plan and authorizes capital actions, as required.
See “Risk Factors — Capital-Related Risks — Legal and Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” included in the 2016 Annual Report and Note 16 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report, as updated in “Risk Factors — Capital-Related Risks” herein, for information regarding restrictions on payment of dividends and stock repurchases. See also “— The Company — Liquidity and Capital Uses — Common Stock Repurchases” for information regarding MetLife, Inc.’s common stock repurchase authorization.
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

	Nine Months Ended September 30,
	2017	2016
	(In millions)
Sources:
Operating activities, net	$10,233	$9,131
Changes in policyholder account balances, net	5,332	4,080
Changes in payables for collateral under securities loaned and other transactions, net	2,316	7,227
Long-term debt issued	3,657	—
Other, net	—	60
Effect of change in foreign currency exchange rates on cash and cash equivalents	382	306
Total sources	21,920	20,804
Uses:
Investing activities, net	17,158	14,586
Long-term debt repaid	60	1,273
Collateral financing arrangement repaid	2,852	55
Distribution of Brighthouse	2,793	—
Financing element on certain derivative instruments and other derivative related transactions, net	109	336
Treasury stock acquired in connection with share repurchases	2,305	70
Dividends on preferred stock	58	58
Dividends on common stock	1,295	1,295
Other, net	144	—
Total uses	26,774	17,673
Net increase (decrease) in cash and cash equivalents	$(4,854)	$3,131
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

Liquidity and Capital Sources
In addition to the general description of liquidity and capital sources in “— Summary of the Company’s Primary Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary sources of liquidity and capital. See also Note 3 to the Interim Condensed Consolidated Financial Statements for financing transactions in connection with the Separation.
Global Funding Sources
Liquidity is provided by a variety of global funding sources, including funding agreements, credit facilities and commercial paper. Capital is provided by a variety of global funding sources, including short-term and long-term debt, a collateral financing arrangement, junior subordinated debt securities, preferred securities, equity securities and equity-linked securities. The diversity of our global funding sources enhances our funding flexibility, limits dependence on any one market or source of funds and generally lowers the cost of funds. Our primary global funding sources include:
Common Stock
During the nine months ended September 30, 2017 and 2016, MetLife, Inc. issued 3,505,240 and 2,403,270 new shares of its common stock for $124 million and $94 million, respectively, to satisfy various stock option exercises and other stock-based awards.
Commercial Paper, Reported in Short-term Debt
MetLife, Inc. and MetLife Funding, Inc. (“MetLife Funding”) each have a commercial paper program that is supported by our general corporate credit facility (see “— Credit and Committed Facilities”). MetLife Funding raises cash from its commercial paper program and uses the proceeds to extend loans through MetLife Credit Corp., a subsidiary of Metropolitan Life Insurance Company (“MLIC”), to affiliates in order to enhance the financial flexibility and liquidity of these companies.
Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances
Certain of our domestic insurance subsidiaries are members of a regional Federal Home Loan Bank (“FHLB”). During the nine months ended September 30, 2017 and 2016, we issued $16.1 billion and $10.0 billion, respectively, and repaid $16.1 billion and $8.4 billion, respectively, under funding agreements with certain regional FHLBs. At both September 30, 2017 and December 31, 2016, total obligations outstanding under these funding agreements were $15.3 billion. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report.
Special Purpose Entity Funding Agreements, Reported in Policyholder Account Balances
We issue fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the nine months ended September 30, 2017 and 2016, we issued $32.8 billion and $29.4 billion, respectively, and repaid $31.3 billion and $30.1 billion, respectively, under such funding agreements. At September 30, 2017 and December 31, 2016, total obligations outstanding under these funding agreements were $34.2 billion and $30.8 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report.
Federal Agricultural Mortgage Corporation Funding Agreements, Reported in Policyholder Account Balances
We have issued funding agreements to a subsidiary of the Federal Agricultural Mortgage Corporation (“Farmer Mac”), as well as to certain SPEs that have issued debt securities for which payment of interest and principal is secured by such funding agreements, and such debt securities are also guaranteed as to payment of interest and principal by Farmer Mac. The obligations under all such funding agreements are secured by a pledge of certain eligible agricultural mortgage loans. During the nine months ended September 30, 2017 and 2016, we issued $1.0 billion and $1.2 billion, respectively, and repaid $1.0 billion and $1.0 billion, respectively, under such funding agreements. At both September 30, 2017 and December 31, 2016, total obligations outstanding under these funding agreements were $2.6 billion. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report.
Affiliated Preferred Units Issuances
In June 2017, Brighthouse Holdings, LLC issued 50,000 units of 6.50% fixed rate cumulative preferred units to MetLife, Inc. and in turn MetLife, Inc. sold the preferred units to third-party investors, for net proceeds of $49 million. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.

Credit and Committed Facilities
At September 30, 2017, we maintained a $3.0 billion unsecured revolving credit facility and certain committed facilities aggregating $3.7 billion. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
The committed facilities are used for collateral for certain of our affiliated reinsurance liabilities. At September 30, 2017, we had outstanding $3.1 billion in letters of credit and no drawdowns against these facilities. Remaining availability was $595 million at September 30, 2017. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for discussion of reductions in our committed facilities totaling $7.8 billion in April 2017, in connection with the Separation. At September 30, 2017, Brighthouse Insurance is a beneficiary of $2.3 billion of letters of credit issued under the MetLife Reinsurance Company of Vermont and MetLife, Inc.’s $2.9 billion committed facility. In connection with the Separation and the related transition services agreement, Brighthouse Insurance agreed to reimburse MetLife, Inc. a portion of the periodic letter of credit fees and/or the early termination fees paid for this committed facility.
The unsecured revolving credit facility is used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At September 30, 2017, we had outstanding $410 million in letters of credit and no drawdowns against this facility. Remaining availability was $2.6 billion at September 30, 2017.
In December 2016, MetLife, Inc. and MetLife Funding entered into an agreement to amend their $4.0 billion unsecured revolving credit facility, pursuant to which, among other things, the parties amended and restated the facility upon completion of the Separation and the satisfaction of certain other conditions. As amended and restated, the unsecured revolving credit facility provides for borrowings and the issuance of letters of credit in an aggregate amount of up to $3.0 billion. All borrowings under this amended revolving credit facility must be repaid by December 20, 2021, except that letters of credit outstanding upon termination may remain outstanding until December 20, 2022.
See Note 12 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report for further information about these facilities.
We have no reason to believe that our lending counterparties will be unable to fulfill their respective contractual obligations under these facilities. As commitments associated with letters of credit and a financing arrangement may expire unused, these amounts do not necessarily reflect our actual future cash funding requirements.
Outstanding Debt Under Global Funding Sources
The following table summarizes our outstanding debt excluding long-term debt related to VIEs at:

	September 30, 2017	December 31, 2016
	(In millions)
Short-term debt	$214	$242
Long-term debt (1)	$16,682	$16,429
Collateral financing arrangement	$1,220	$1,274
Junior subordinated debt securities	$3,144	$3,169
__________________

(1)
Includes $535 million and $366 million of non-recourse debt at September 30, 2017 and December 31, 2016, respectively, for which creditors have no access, subject to customary exceptions, to the general assets of the Company other than recourse to certain investment subsidiaries.

Debt and Facility Covenants
Certain of our debt instruments and committed facilities, as well as our unsecured revolving credit facility, contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all applicable covenants at September 30, 2017.
Dispositions
Cash proceeds from dispositions during the nine months ended September 30, 2017 and 2016 were $0 and $291 million, respectively. See Note 3 to the Interim Condensed Consolidated Financial Statements for dividends from Brighthouse Financial, Inc. in connection with the Separation.

Liquidity and Capital Uses
In addition to the general description of liquidity and capital uses in “— Summary of the Company’s Primary Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary uses of liquidity and capital. See Note 3 to the Interim Condensed Consolidated Financial Statements for financing transactions in connection with the Separation.
Common Stock Repurchases
Utilizing an authorization from the MetLife, Inc. Board, MetLife, Inc. may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”)) and in privately negotiated transactions. See “Unregistered Sales of Equity Securities and Use of Proceeds — Issuer Purchases of Equity Securities.”
During the nine months ended September 30, 2017 and 2016, MetLife, Inc. repurchased 44,737,625 shares and 1,445,864 shares, respectively, of common stock in open market purchases for $2.3 billion and $70 million, respectively.
At September 30, 2017, MetLife, Inc. had $383 million remaining under the common stock repurchase authorization. On November 1, 2017, MetLife, Inc. announced that its Board approved an additional $2.0 billion authorization for MetLife, Inc. to repurchase its common stock. Also on November 1, 2017, MetLife, Inc. announced that it currently intends to divest its retained Brighthouse Financial, Inc. common stock through an exchange offer for MetLife, Inc. common stock during 2018, subject to market conditions and regulatory approval. Any shares of MetLife, Inc. common stock that MetLife, Inc. receives in the exchange offer would be in addition to other share repurchase authorizations. Common stock repurchases are dependent upon several factors, including our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors. See “Business — Regulation — International Regulation — Global Systemically Important Insurers” in the 2016 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments.” See also “Business — Regulation — U.S. Regulation — Potential Regulation as a Non-Bank SIFI” and “Risk Factors — Capital-Related Risks — Legal and Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” included in the 2016 Annual Report, as updated in “Risk Factors — Capital-Related Risks” herein, and Note 16 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report.
Preferred Stock Dividends
Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for MetLife, Inc.’s preferred stock was as follows for the nine months ended September 30, 2017 and 2016:

Declaration Date	Record Date	Payment Date	Preferred Stock Dividend
			Series A Per Share	Series A Aggregate	Series C Per Share	Series C Aggregate
			(In millions, except per share data)
August 15, 2017	August 31, 2017	September 15, 2017	$0.256	$6	$—	$—
May 15, 2017	May 31, 2017	June 15, 2017	$0.256	$7	$26.250	$39
March 6, 2017	February 28, 2017	March 15, 2017	$0.250	6	$—	—
				$19		$39

August 15, 2016	August 31, 2016	September 15, 2016	$0.256	$6	$—	$—
May 16, 2016	May 31, 2016	June 15, 2016	$0.256	$7	$26.250	$39
March 7, 2016	February 29, 2016	March 15, 2016	$0.253	6	$—	—
				$19		$39
Dividends are paid quarterly on MetLife, Inc.’s Floating Rate Non-Cumulative Preferred Stock, Series A. Dividends are paid semi-annually on MetLife, Inc.’s 5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C, commencing December 15, 2015 and ending June 15, 2020 and, thereafter, will be paid quarterly.

Common Stock Dividends
Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for MetLife, Inc.’s common stock was as follows for the nine months ended September 30, 2017 and 2016:

Declaration Date	Record Date	Payment Date	Common Stock Dividend
			Per Share	Aggregate
			(In millions, except per share data)
July 7, 2017	August 7, 2017	September 13, 2017	$0.400	$427
April 25, 2017	May 8, 2017	June 13, 2017	$0.400	$431
January 6, 2017	February 6, 2017	March 13, 2017	$0.400	437
				$1,295

July 7, 2016	August 8, 2016	September 13, 2016	$0.400	$441
April 26, 2016	May 9, 2016	June 13, 2016	$0.400	$441
January 6, 2016	February 5, 2016	March 14, 2016	$0.375	413
				$1,295
The declaration and payment of common stock dividends is subject to the discretion of our Board, and will depend on MetLife, Inc.’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries and other factors deemed relevant by the Board. See Note 16 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding a common stock dividend declared subsequent to September 30, 2017.
Dividend Restrictions
If MetLife, Inc. were re-designated as a non-bank SIFI, the payment of dividends and other distributions by MetLife, Inc. to its security holders may be subject to regulation by the Federal Reserve. See “Business — Regulation — U.S. Regulation — Potential Regulation as a Non-Bank SIFI” included in the 2016 Annual Report. In addition, if additional capital requirements are imposed on MetLife, Inc. as a G-SII, its ability to pay dividends could be reduced by any such additional capital requirements that might be imposed. See “Business — Regulation — International Regulation — Global Systemically Important Insurers” in the 2016 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments” The payment of dividends is also subject to restrictions under the terms of our preferred stock and junior subordinated debentures in situations where we may be experiencing financial stress. See “Risk Factors — Capital-Related Risks — Legal and Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” included in the 2016 Annual Report, as updated in “Risk Factors — Capital-Related Risks” herein, and Note 16 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report.
Certain terms of MetLife, Inc.’s preferred stock and junior subordinated debentures (sometimes referred to as “dividend stoppers”) may restrict it from repurchasing its common or preferred stock or paying dividends on its common or preferred stock and interest on its junior subordinated debentures in certain circumstances. In connection with the Separation, MetLife, Inc. amended the dividend stoppers in its preferred stock in October 2017, and in its junior subordinated debentures in August 2017, to avoid such potential restrictions solely as a result of the spin-off of Brighthouse by MetLife. In connection with the amendments to the junior subordinated debentures, MetLife, Inc. incurred $26 million of related costs which have been capitalized and are being amortized over the terms of the junior subordinated debentures. See also Note 10 to the Interim Condensed Consolidated Financial Statements.
Debt and Collateral Financing Arrangement Repayments
During both the nine months ended September 30, 2017 and 2016, following regulatory approval, MetLife Reinsurance Company of Charleston, a wholly-owned subsidiary of MetLife, Inc., repurchased and canceled $55 million in aggregate principal amount of its surplus notes, which were reported in a collateral financing arrangement on the consolidated balance sheets.

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
Support Agreements
MetLife, Inc. and several of its subsidiaries (each, an “Obligor”) are parties to various capital support commitments and guarantees with subsidiaries. Under these arrangements, each Obligor has agreed to cause the applicable entity to meet specified capital and surplus levels or has guaranteed certain contractual obligations. We anticipate that in the event these arrangements place demands upon us, there will be sufficient liquidity and capital to enable us to meet such demands. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — MetLife, Inc. — Liquidity and Capital Uses — Support Agreements” included in the 2016 Annual Report.
In April 2017, in connection with the Separation, MetLife, Inc. terminated various support agreements with the captive reinsurance companies included in the separated businesses. Upon Separation, MetLife, Inc. terminated a net worth maintenance agreement with Brighthouse Life Insurance Company of NY (“BLIC NY”) (formerly, First MetLife Investors Insurance Company), in accordance with its terms. See Schedule II included in the 2016 Annual Report for information on these agreements. See also Note 3 to the Interim Condensed Consolidated Financial Statements.
In connection with the issuance of $3.0 billion of Brighthouse Financial, Inc. senior notes, MetLife, Inc. had initially guaranteed the senior notes on a senior unsecured basis. The guarantee was released, in accordance with its terms, in connection with consummation of the Separation. See Note 3 to the Interim Condensed Consolidated Financial Statements.
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, property & casualty, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the MetLife Holdings segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. During both the nine months ended September 30, 2017 and 2016, general account surrenders and withdrawals from annuity products were $1.1 billion. In the Retirement and Income Solutions business within the U.S. segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the Retirement and Income Solutions business products that provide customers with limited rights to accelerate payments, at September 30, 2017 there were funding agreements totaling $94 million that could be put back to the Company.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At September 30, 2017 and December 31, 2016, we had received pledged cash collateral from counterparties of $5.2 billion and $5.7 billion, respectively. At September 30, 2017 and December 31, 2016, we had pledged cash collateral to counterparties of $477 million and $788 million, respectively. With respect to bilateral contracts between two counterparties derivatives in a net liability position that have credit contingent provisions, a one-notch downgrade in the Company’s credit or financial strength rating, as applicable, would have required $7 million of additional collateral be provided to our counterparties as of September 30, 2017. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information about collateral pledged to us, collateral we pledge and derivatives subject to credit contingent provisions.
We pledge collateral and have had collateral pledged to us, and may be required from time to time to pledge additional collateral or be entitled to have additional collateral pledged to us, in connection with a collateral financing arrangement related to the reinsurance of closed block and universal life secondary guarantee liabilities.
We pledge collateral from time to time in connection with funding agreements. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report.

Securities Lending
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $20.0 billion and $20.1 billion at September 30, 2017 and December 31, 2016, respectively. Of these amounts, $4.4 billion and $4.5 billion at September 30, 2017 and December 31, 2016, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day, requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at September 30, 2017 was $4.3 billion, all of which were U.S. government and agency securities which, if put to us, could be immediately sold to satisfy the cash requirements to immediately return the cash collateral. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements.
Repurchase Agreements
We participate in short-term repurchase agreements whereby securities are loaned to unaffiliated financial institutions. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under these repurchase agreements, we were liable for cash collateral under our control of $2.1 billion and $102 million at September 30, 2017 and December 31, 2016, respectively. The estimated fair value of the securities on loan at September 30, 2017 was $2.1 billion which were primarily U.S. government and agency securities which, if put to us, could be immediately sold to satisfy the cash requirements to immediately return the cash collateral. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements.
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
Acquisitions
Cash outflows for acquisitions during the nine months ended September 30, 2017 were $211 million. There were no acquisitions during the nine months ended September 30, 2016.
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
See “— Executive Summary — Consolidated Company Outlook” for a discussion of post-Separation cash commitments.
Liquidity
For a summary of MetLife, Inc.’s liquidity, see “— The Company — Liquidity.”
Capital
For a summary of MetLife, Inc.’s capital, see “— The Company — Capital.” For further information regarding potential capital restrictions and limitations on MetLife, Inc. as a non-bank SIFI and G-SII, see “Business — Regulation — U.S. Regulation — Potential Regulation as a Non-Bank SIFI” and “Business — Regulation — International Regulation — Global Systemically Important Insurers” included in the 2016 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments.” See also “ — The Company — Liquidity and Capital Uses — Common Stock Repurchases” for information regarding MetLife, Inc.’s common stock repurchases.
Liquid Assets
At September 30, 2017 and December 31, 2016, MetLife, Inc. and other MetLife holding companies had $6.5 billion and $5.8 billion, respectively, in liquid assets. Of these amounts, $3.9 billion and $3.7 billion were held by MetLife, Inc. and $2.6 billion and $2.1 billion were held by other MetLife holding companies, at September 30, 2017 and December 31, 2016, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with derivatives and a collateral financing arrangement.
Liquid assets held in non-U.S. holding companies are generated in part through dividends from non-U.S. insurance operations. Such dividends are subject to local insurance regulatory requirements, as discussed in “ — Liquidity and Capital Sources — Dividends from Subsidiaries.” The cumulative earnings of certain active non-U.S. operations have historically been reinvested indefinitely in such non-U.S. operations, as described in Note 19 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report. Under current tax laws, should we repatriate such earnings, we may be subject to additional U.S. income taxes and foreign withholding taxes. Following a post-Separation review of our capital needs as described in Note 13 of the Notes to the Interim Condensed Consolidated Financial Statements, in the third quarter of 2017, we recorded a $444 million tax charge related to the future repatriation of approximately $3.0 billion of pre-2017 earnings. We will continue to assert that earnings of these non-U.S. operations will be indefinitely reinvested for amounts earned in 2017 and subsequent years, as we expect to continue to invest in such operations.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — MetLife, Inc. — Liquid Assets” included in the 2016 Annual Report for additional information on the sources and uses of liquid assets for MetLife, Inc. and other MetLife holding companies. See also “— Executive Summary — Consolidated Company Outlook” for the targeted level of liquid assets at the holding companies.

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
The table below sets forth the dividends permitted to be paid in 2017 by MetLife, Inc.’s primary insurance subsidiaries (prior to the Separation) without insurance regulatory approval and the respective dividends paid during the nine months ended September 30, 2017:

Company	Paid	Permitted w/o Approval (1)
	(In millions)
Metropolitan Life Insurance Company	$2,000	$2,723
Brighthouse Life Insurance Company (2)	$—	$473
New England Life Insurance Company (2)	$—	$106
Metropolitan Property and Casualty Insurance Company	$—	$98
General American Life Insurance Company	$—	$91
Metropolitan Tower Life Insurance Company	$—	$66
American Life Insurance Company	$—	$—
__________________

(1)
Reflects dividend amounts that may be paid during 2017 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2017, some or all of such dividends may require regulatory approval.

(2)
Effective April 28, 2017 in connection with the Separation, MetLife, Inc. contributed all of the issued and outstanding shares of common stock of each of Brighthouse Insurance and New England Life Insurance Company (“NELICO”) to Brighthouse Holdings, LLC. As a result of the Separation, Brighthouse Insurance and NELICO ceased to be subsidiaries of MetLife, Inc. Accordingly, any dividends paid by Brighthouse Insurance and NELICO following the Separation will be paid to Brighthouse Financial, Inc. or its subsidiaries. MetLife will not receive the proceeds of any such dividends after the Separation. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.

On August 3, 2017, Brighthouse Financial, Inc. paid a cash dividend to MetLife, Inc. of $1.8 billion in connection with the Separation. MetLife, Inc. also received cash of $20 million, representing a dividend from a non-Brighthouse subsidiary. Additionally, for the nine months ended September 30, 2017, MetLife, Inc. received cash returns of capital of $610 million from certain subsidiaries, including $590 million from MetLife Reinsurance Company of South Carolina (“MRSC”) in connection with the Separation. During the nine months ended September 30, 2017, MetLife, Inc., in connection with the Separation, also recorded net non-cash returns of capital of $10.2 billion from various Brighthouse entities. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.

The dividend capacity of our non-U.S. operations is subject to similar restrictions established by the local regulators. The non-U.S. regulatory regimes also commonly limit dividend payments to the parent company to a portion of the subsidiary’s prior year statutory income, as determined by the local accounting principles. The regulators of our non-U.S. operations, including Japan’s Financial Services Agency, may also limit or not permit profit repatriations or other transfers of funds to the U.S. if such transfers are deemed to be detrimental to the solvency or financial strength of the non-U.S. operations, or for other reasons. Most of our non-U.S. subsidiaries are second tier subsidiaries which are owned by various non-U.S. holding companies. The capital and rating considerations applicable to our first tier subsidiaries may also impact the dividend flow into MetLife, Inc.
We proactively manage target and excess capital levels and dividend flows and forecast local capital positions as part of the financial planning cycle. The dividend capacity of certain U.S. and non-U.S. subsidiaries is also subject to business targets in excess of the minimum capital necessary to maintain the desired rating or level of financial strength in the relevant market. See “Risk Factors — Capital-Related Risks — As a Holding Company, MetLife, Inc. Depends on the Ability of Its Subsidiaries to Pay Dividends, a Major Component of Holding Company Free Cash Flow” included in the 2016 Annual Report and Note 16 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report.
Short-term Debt
MetLife, Inc. maintains a commercial paper program, the proceeds of which can be used to finance the general liquidity needs of MetLife, Inc. and its subsidiaries. MetLife, Inc. had no short-term debt outstanding at either September 30, 2017 or December 31, 2016.
Credit and Committed Facilities
The committed facilities are used as collateral for certain of the Company’s affiliated reinsurance liabilities. MetLife, Inc. maintains a committed facility with a capacity of $395 million at September 30, 2017. At September 30, 2017, MetLife, Inc. had outstanding $395 million in letters of credit, no drawdowns outstanding and no remaining availability. In addition, MetLife, Inc. is a party and/or guarantor to committed facilities of certain of its subsidiaries, which aggregated $3.3 billion at September 30, 2017. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for discussion of reductions in the committed facilities totaling $7.8 billion in April 2017 in connection with the Separation.
See “— The Company — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities” for further information regarding the unsecured credit facility and these committed facilities.
Long-term Debt Outstanding
The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	September 30, 2017	December 31, 2016
	(In millions)
Long-term debt — unaffiliated	$15,589	$15,505
Long-term debt — affiliated (1)	$2,000	$3,100
Collateral financing arrangement (2)	$—	$2,797
Junior subordinated debt securities (3)	$2,453	$1,734
__________________

(1)
On April 28, 2017, in connection with the Separation, MetLife, Inc. repaid $750 million and $350 million of senior notes to MetLife Reinsurance Company of Delaware (“MRD”) due September 2032 and December 2033, respectively. The $750 million senior note bore interest at a fixed rate of 4.21% and the $350 million senior note bore interest at a fixed rate of 5.10%. Simultaneously, MRD repaid $750 million and $350 million of surplus notes to MetLife, Inc. See “— Liquidity and Capital Uses — Affiliated Capital and Debt Transactions.”

(2)
See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for discussion of a $2.8 billion repayment on the MRSC collateral financing agreement liability in April 2017 in connection with the Separation, utilizing assets held in trust, which had been repositioned into short-term investments and cash equivalents.

(3)	See “— Liquidity and Capital Uses — Affiliated Capital and Debt Transactions” for discussion of a $750 million junior subordinated debt securities exchange.

Debt and Facility Covenants
Certain of MetLife, Inc.’s debt instruments and committed facilities, as well as its revolving credit facility, contain various administrative, reporting, legal and financial covenants. MetLife, Inc. believes it was in compliance with all applicable covenants at September 30, 2017.
Dispositions
Cash proceeds from dispositions during either of the nine months ended September 30, 2017 and 2016 were $0 and $291 million, respectively.
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
Affiliated Capital and Debt Transactions
During the nine months ended September 30, 2017, MetLife, Inc. invested a net amount of $735 million in various non-Brighthouse subsidiaries. During the nine months ended September 30, 2016, MetLife, Inc. invested a net amount of $1.3 billion in various subsidiaries, which included a cash capital contribution of $1.5 billion to Brighthouse Insurance in connection with the Separation.
MetLife, Inc. lends funds, as necessary, to its subsidiaries and affiliates, some of which are regulated, to meet their capital requirements. MetLife, Inc. had loans to subsidiaries outstanding of $100 million and $1.2 billion at September 30, 2017 and December 31, 2016, respectively.
On April 28, 2017, in connection with the Separation, MRD repaid $750 million and $350 million of surplus notes to MetLife, Inc. due September 2032 and December 2033, respectively. The $750 million surplus note bore interest at a fixed rate of 5.13% and the $350 million surplus note bore interest at a fixed rate of 6.00%, both payable semi-annually. Simultaneously, MetLife, Inc. repaid $750 million and $350 million of senior notes to MRD.
On February 10, 2017, MetLife, Inc. exchanged $750 million aggregate principal amount of its 9.250% Fixed-to-Floating Rate Junior Subordinated Debentures due 2068 for $750 million aggregate liquidation preference of the 9.250% Fixed-to- Floating Rate Exchangeable Surplus Trust Securities of MetLife Capital Trust X (the “Trust”). As a result of the exchange, MetLife, Inc. became the sole beneficial owner of the Trust, a special purpose entity which issued the exchangeable surplus trust securities to third-party investors. On March 23, 2017, MetLife, Inc. dissolved the Trust and became the direct holder of $750 million 8.595% surplus notes previously held by the Trust that were issued by Brighthouse Insurance. See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements. On June 16, 2017, MetLife, Inc. forgave Brighthouse Insurance’s obligation to pay the principal amount of such surplus notes. This transaction, which was a non-cash capital contribution to Brighthouse Holdings, LLC, and a corresponding non-cash capital contribution to Brighthouse Insurance, had no impact on the consolidated financial statements of MetLife, Inc. as of the date of the transaction.
Support Agreements
MetLife, Inc. is party to various capital support commitments and guarantees with certain of its subsidiaries. Under these arrangements, MetLife, Inc. has agreed to cause each such entity to meet specified capital and surplus levels or has guaranteed certain contractual obligations. In connection with the Separation, the April 2017 contribution of entities, mergers and termination of certain financing arrangements, MetLife, Inc. terminated various support agreements with the captive reinsurance companies merged into Brighthouse Reinsurance Company of Delaware. Upon Separation, MetLife, Inc. terminated a net worth maintenance agreement with BLIC NY in accordance with its terms. See Schedule II included in the 2016 Annual Report for information on these agreements. See also Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.

In connection with the issuance of $3.0 billion of Brighthouse Financial, Inc. senior notes, MetLife, Inc. had initially guaranteed the senior notes on a senior unsecured basis. The guarantee was released, in accordance with its terms, in connection with consummation of the Separation. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.
Acquisitions
Cash outflows for acquisitions during the nine months ended September 30, 2017 were $211 million. There were no acquisitions by MetLife, Inc. during the nine months ended September 30, 2016.
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
Reconciliations of these non-GAAP measures to the most directly comparable historical GAAP measures are included in the results of operations, see “— Results of Operations.” Reconciliations of these non-GAAP measures to the most directly comparable GAAP measures is not accessible on a forward-looking basis because we believe it is not possible without unreasonable efforts to provide other than a range of net investment gains and losses and net derivative gains and losses, which can fluctuate significantly within or outside the range and from period to period and may have a material impact on net income.
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

Operating revenues and operating expenses
These financial measures focus on our primary businesses principally by excluding the impact of market volatility, which could distort trends, and revenues and costs related to non-core products and certain entities required to be consolidated under GAAP. Also, these measures exclude results of discontinued operations under GAAP and other businesses that have been or will be sold or exited by MetLife but do not meet the discontinued operations criteria under GAAP and are referred to as divested businesses. Divested businesses also includes the net impact of transactions with exited businesses that have been eliminated in consolidation under GAAP and costs relating to businesses that have been or will be sold or exited by MetLife that do not meet the criteria to be included in results of discontinued operations under GAAP. In addition, for the three months ended March 31, 2016 and the nine months ended September 30, 2016, operating revenues and operating expenses exclude the financial impact of converting the Company’s Japan operations to calendar year-end reporting without retrospective application of this change to prior periods, and is referred to as lag elimination. Operating revenues also excludes net investment gains (losses) and net derivative gains (losses). Operating expenses also excludes goodwill impairments.
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

•
Asymmetrical and non-economic accounting refers to: (i) the portion of net derivative gains (losses) on embedded derivatives attributable to the inclusion of our credit spreads in the liability valuations, (ii) hedging activity that generates net derivative gains (losses) and creates fluctuations in net income because hedge accounting cannot be achieved and the item being hedged does not a have an offsetting gain or loss recognized in earnings, (iii) inflation-indexed benefit adjustments associated with contracts backed by inflation-indexed investments and amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and other pass through adjustments, and (iv) impact of changes in foreign currency exchange rates on the re-measurement of foreign denominated unhedged funding agreements and financing transactions to the U.S. dollar and the re-measurement of certain liabilities from non-functional currencies to functional currencies. We believe that excluding the impact of asymmetrical and non-economic accounting from total GAAP results enhances investor understanding of our performance by disclosing how these accounting practices affect reported GAAP results.

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

Subsequent Events
See Note 16 of the Notes to the Interim Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We regularly analyze our exposure to interest rate, equity market price and foreign currency exchange rate risks. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are materially exposed to changes in interest rates, foreign currency exchange rates and changes in the equity markets. We have exposure to market risk through our insurance operations and investment activities. We use a variety of strategies to manage interest rate, foreign currency exchange rate and equity market risk, including the use of derivatives. A description of our market risk exposures may be found under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of the 2016 Annual Report. Further see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Other Key Information — Separation of Brighthouse” for relevant information about the Separation and its results that may have a material effect on our market risk exposures from the market risk exposures previously disclosed in the 2016 Annual Report.

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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
The following should be read in conjunction with (i) Part I, Item 3, of the 2016 Annual Report; (ii) Part II, Item 1, of MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (the “First Quarter 2017 Report”) and MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (the “Second Quarter 2017 Report”); and (iii) Note 15 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.
Asbestos-Related Claims
MLIC is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages.
As reported in the 2016 Annual Report, MLIC received approximately 4,146 asbestos-related claims in 2016. During the nine months ended September 30, 2017 and 2016, MLIC received approximately 2,742 and 3,267 new asbestos-related claims, respectively. See Note 21 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2014. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through September 30, 2017.
Regulatory Matters
In the Matter of Chemform, Inc. Site, Pompano Beach, Broward County, Florida
In July 2010, the Environmental Protection Agency (“EPA”) advised MLIC that it believed payments were due under two settlement agreements, known as “Administrative Orders on Consent,” that New England Mutual Life Insurance Company (“New England Mutual”) signed in 1989 and 1992 with respect to the cleanup of a Superfund site in Florida (the “Chemform Site”). The EPA originally contacted MLIC (as successor to New England Mutual) and a third party in 2001, and advised that they owed additional clean-up costs for the Chemform Site. The matter was not resolved at that time. In September 2012, the EPA, MLIC and the third party executed an Administrative Order on Consent under which MLIC and the third party agreed to be responsible for certain environmental testing at the Chemform Site. The EPA may seek additional costs if the environmental testing identifies issues. The EPA and MLIC have reached a settlement in principal on the EPA’s claim for past costs. The Company estimates that the aggregate cost to resolve this matter, including the settlement for claims of past costs and the costs of environmental testing, will not exceed $300 thousand.
Unclaimed Property Litigation
City of Westland Police and Fire Retirement System v. MetLife, Inc., et. al. (S.D.N.Y., filed January 12, 2012)
Seeking to represent a class of persons who purchased MetLife, Inc. common shares between February 2, 2010, and October 6, 2011, the plaintiff alleges that MetLife, Inc. and several current and former directors and executive officers of MetLife, Inc. violated the Securities Act of 1933, as well as the Exchange Act and Rule 10b-5 promulgated thereunder by issuing, or causing MetLife, Inc. to issue, materially false and misleading statements concerning MetLife, Inc.’s potential liability for millions of dollars in insurance benefits that should have been paid to beneficiaries or escheated to the states. Plaintiff seeks unspecified compensatory damages and other relief. On September 22, 2017, the Court granted plaintiff’s motion to certify their proposed class of persons who purchased or acquired MetLife common stock in the Company’s August 3, 2010 Offering or the Company’s March 4, 2011 Offering. The defendants intend to defend this action vigorously.

Total Control Accounts Litigation
MLIC is a defendant in a lawsuit related to its use of retained asset accounts, known as total control accounts (“TCA”), as a settlement option for death benefits.
Owens v. Metropolitan Life Insurance Company (N.D. Ga., filed April 17, 2014)
Plaintiff filed this class action lawsuit on behalf of all persons for whom MLIC established a retained asset account, known as a TCA, to pay death benefits under an ERISA plan. The action alleges that MLIC’s use of the TCA as the settlement option for life insurance benefits under some group life insurance policies violates MLIC’s fiduciary duties under ERISA. As damages, plaintiff seeks disgorgement of profits that MLIC realized on accounts owned by members of the class. In addition, plaintiff, on behalf of a subgroup of the class, seeks interest under Georgia’s delayed settlement interest statute, alleging that the use of the TCA as the settlement option did not constitute payment. On September 27, 2016, the court denied MLIC’s summary judgment motion in full and granted plaintiff’s partial summary judgment motion. On September 29, 2017, the court certified a nationwide class. The court also certified a Georgia subclass. The Company intends to defend this action vigorously.
Diversified Lending Group Litigations
Hartshorne v. MetLife, Inc., et al. (Los Angeles County Superior Court, filed March 25, 2015)
Plaintiffs named MetLife, Inc., MetLife Securities, Inc. (“MSI”), and NELICO in 12 related lawsuits in California state court alleging various causes of action including multiple negligence and statutory claims relating to a Ponzi scheme involving the Diversified Lending Group. In August 2016, a trial of claims by one of the 98 plaintiffs, Christine Ramirez, resulted in a verdict against MetLife, Inc., MSI, and NELICO for approximately $200 thousand in compensatory damages and $15 million in punitive damages. On November 30, 2016, Ramirez consented to the court’s reduction of punitive damages to approximately $7 million. These companies have filed a notice appealing this judgment to the Second Appellate District of the State of California. On May 2, 2017, the court awarded the plaintiff approximately $6.5 million in attorneys’ fees and costs; the Company has appealed this decision. The Company has reached a settlement in principle with 97 of the plaintiffs, including Ramirez.
Other Litigation
Miller, et al. v. MetLife, Inc., et al. (C.D. Cal., filed April 7, 2017)
Plaintiffs filed this putative class action against MetLife, Inc. and MLIC in the U.S. District Court for the Central District of California, purporting to assert claims on behalf of all persons who replaced their MetLife Optional Term Life or Group Universal Life policy for a Group Variable Universal Life policy wherein MetLife allegedly charged smoker rates for certain non-smokers. Plaintiffs seek unspecified compensatory and punitive damages, as well as other relief. On September 25, 2017, Plaintiffs dismissed the action and refiled the complaint in U.S. District Court for the Southern District of New York. The Company intends to defend this action vigorously.
Julian & McKinney v. Metropolitan Life Insurance Company (S.D.N.Y., filed February 9, 2017)
Plaintiffs filed this putative class and collective action on behalf of themselves and all current and former long-term disability (“LTD”) claims specialists between February 2011 and the present for alleged wage and hour violations under the Fair Labor Standards Act, the New York Labor Law, and the Connecticut Minimum Wage Act. The suit alleges that MetLife improperly reclassified the plaintiffs and similarly situated LTD claims specialists from non-exempt to exempt from overtime pay in November 2013. As a result, they and members of the putative class were no longer eligible for overtime pay even though they allege they continued to work more than 40 hours per week. The Company intends to defend this action vigorously.
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
Item 1A. Risk Factors
The following should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2016 Annual Report, as amended or supplemented by the information under “Risk Factors” in Part II, Item 1A, of MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (the “First Quarter 2017 Report”) and MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (the “Second Quarter 2017 Report”). Other than as described in this Item 1A, there have been no other material changes to our risk factors from the risk factors previously disclosed in the 2016 Annual Report as amended or supplemented by such information in the First Quarter 2017 Report and the Second Quarter 2017 Report.
Risks Related to Our Business
The following updates and replaces the similar paragraphs of the risk factors entitled “An Inability to Access Our Credit Facility Could Result in a Reduction in Our Liquidity and Lead to Downgrades in Our Credit and Financial Strength Ratings” and “Differences Between Actual Claims Experience and Underwriting and Reserving Assumptions May Adversely Affect Our Financial Results” included in the 2016 Annual Report.
An Inability to Access Our Credit Facility Could Result in a Reduction in Our Liquidity and Lead to Downgrades in Our Credit and Financial Strength Ratings
We rely on our unsecured credit facility maintained by MetLife, Inc. and MetLife Funding, an indirect wholly-owned subsidiary of MetLife, Inc. (the “Credit Facility”), as a potential source of liquidity. The availability of this Credit Facility, which was $4.0 billion at June 30, 2017 but which decreased to $3.0 billion upon the completion of the Separation, could be critical to our credit and financial strength ratings and our ability to meet our obligations as they come due in a market when alternative sources of credit are tight. The Credit Facility contains certain administrative, reporting, legal and financial covenants, including a requirement to maintain a specified minimum consolidated net worth. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities” and Note 12 of the Notes to Consolidated Financial Statements included in the 2016 Annual Report.
***

Differences Between Actual Claims Experience and Underwriting and Reserving Assumptions May Adversely Affect Our Financial Results
***
Due to the nature of the underlying risks and the uncertainty associated with the determination of liabilities for future policy benefits and claims, we cannot determine precisely the amounts which we will ultimately pay to settle our liabilities. Such amounts may vary from the estimated amounts, particularly when those payments may not occur until well into the future. We evaluate our liabilities periodically based on accounting requirements, which change from time to time, the assumptions used to establish the liabilities, as well as our actual experience. Reserve estimates in some instances are affected by our operating practices and procedures that are used, among other things, to support our assumptions with respect to the Company’s obligations to its policyholders and contractholders. To the extent that these practices and procedures do not accurately produce the data to support our assumptions our reserves may require adjustment. If the liabilities originally established for future benefit payments prove inadequate, we must increase them and/or reduce associated DAC and/or VOBA. Such adjustments could affect earnings negatively and have a material adverse effect on our business, results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities,” as well as “Business — Policyholder Liabilities” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities” included in the 2016 Annual Report. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Consolidated Results — Three Months Ended September 30, 2017 Compared with the Three Months Ended September 30, 2016 — Actuarial Assumption Review,” as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Deferred Policy Acquisition Costs and Value of Business Acquired” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivatives” included in the 2016 Annual Report for further information regarding the manner in which policyholder behavior and other events may differ from our assumptions and, thereby affect our financial results.
Capital-Related Risks
The following updates and replaces the similar paragraphs of the risk factor entitled “Legal and Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” included in the 2016 Annual Report.
Legal and Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish
***
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
A “Trigger Event” would occur if:

•
the risk-based capital ratio of MetLife’s largest U.S. insurance subsidiaries in the aggregate (as defined in the applicable instrument) were to be less than 175% of the company action level based on the subsidiaries’ prior year annual financial statements filed (generally around March 1) with state insurance commissioners; or

•
at the end of a quarter (“Final Quarter End Test Date”), consolidated GAAP net income for the four-quarter period ending two quarters before such quarter-end (the “Preliminary Quarter End Test Date”) is zero or a negative amount and the consolidated GAAP stockholders’ equity, minus AOCI (the “adjusted stockholders’ equity amount”), as of the Final Quarter End Test Date and the Preliminary Quarter End Test Date, declined by 10% or more from (A) its level 10 quarters before the Final Quarter End Test Date (the “Benchmark Quarter End Test Date”), for Benchmark Quarter End Test Dates after August 4, 2017 (the date of the Separation), or (B) $49,282,000,000, the consolidated GAAP stockholders’ equity, minus AOCI as of June 30, 2017 as reported on a pro forma basis reflecting the Separation in MetLife’s Form 8-K filed with the Securities and Exchange Commission on August 9, 2017, for Benchmark Quarter End Test Dates prior to August 4, 2017.

The Trigger Event would continue until there is no longer a Trigger Event at the specified time, and the adjusted stockholders’ equity amount is no longer 10% or more below its level at each Benchmark Quarter End Test Date that is associated with a “Trigger Event.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Purchases of MetLife, Inc. common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended September 30, 2017 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 1 — July 31, 2017	892,524	$55.24	892,524	$838,739,268
August 1 — August 31, 2017	2,850,391	$47.22	2,850,391	$704,141,933
September 1 — September 30, 2017	6,642,509	$48.34	6,639,743	$383,192,714
__________________

(1)
Except for the foregoing, there were no shares of MetLife, Inc. common stock repurchased by MetLife, Inc. During the periods July 1 through July 31, 2017, August 1 through August 31, 2017 and September 1 through September 30, 2017, separate account index funds purchased 0 shares, 0 shares and 2,766 shares, respectively, of MetLife, Inc. common stock on the open market in nondiscretionary transactions.

(2)
MetLife, Inc. repurchased 10,382,658 shares of common stock for $505 million during the three months ended September 30, 2017. Also during the three months ended September 30, 2017, there was a $10 million reduction in treasury stock as a result of the Separation. These transactions are reflected on the Interim Condensed Consolidated Statement of Equity for the nine months ended September 30, 2017. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the Separation.

(3)
At September 30, 2017, MetLife, Inc. had $383 million of common stock repurchases remaining under the authorization approved by its Board. On November 1, 2017, MetLife, Inc. announced that its Board approved an additional $2.0 billion authorization for MetLife, Inc. to repurchase its common stock. For more information on common stock repurchases, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Common Stock Repurchases,” “Risk Factors — Capital-Related Risks — Legal and Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” included in the 2016 Annual Report, as updated in “Risk Factors — Capital-Related Risks” herein and Note 16 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report.

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

		Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of MetLife, Inc.	10-K	001-15787	3.1	March 1, 2017
3.2	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on April 7, 2000.	10-K	001-15787	3.2	March 1, 2017
3.3	Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc., filed with the Secretary of State of Delaware on June 10, 2005.	10-K	001-15787	3.3	March 1, 2017
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated April 29, 2011.	10-K	001-15787	3.4	March 1, 2017
3.5	Certificate of Retirement of Series B Contingent Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on November 5, 2013.	10-K	001-15787	3.6	March 1, 2017
3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated April 29, 2015.	8-K	001-15787	3.1	April 30, 2015
3.7	Certificate of Designations of 5.250% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C, of MetLife, Inc., filed with the Secretary of State of Delaware on May 28, 2015.	8-K	001-15787	3.1	May 28, 2015
3.8	Certificate of Elimination of 6.500% Non-Cumulative Preferred Stock, Series B, of MetLife, Inc., filed with the Secretary of State of Delaware on November 3, 2015.	10-Q	001-15787	3.7	November 5, 2015
3.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated October 23, 2017	8-K	001-15787	3.1	October 24, 2017
4.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated October 23, 2017 (See Exhibit 3.9 above).

Certain instruments defining the rights of holders of long-term debt of MetLife, Inc. and its consolidated subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. MetLife, Inc. hereby agrees to furnish to the Securities and Exchange Commission, upon request, copies of such instruments.

10.1	Sign-on Payments Letter, dated May 24, 2017, effective July 10, 2017, between MetLife Group, Inc. and Susan Podlogar.*					X

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

10.2	Sign-on Payments Letter, dated June 14, 2017, effective September 11, 2017, between MetLife Group, Inc. and Ramy Tadros.*					X
10.3	Letter of Understanding, dated June 15, 2017, effective July 1, 2017, with Michel Khalaf.*					X
10.4	MetLife Deferred Compensation Plan For Globally Mobile Employees, effective July 31, 2014, for which Michel Khalaf became eligible July 1, 2017.*					X
10.5
MetLife, Inc. and Metropolitan Life Insurance Company Compensation Committee and Board of Directors Resolutions of June 13, 2017 approving Michel Khalaf’s eligibility to participate in the MetLife Deferred Compensation Plan For Globally Mobile Employees.*
X
10.6	Amendment Number Four to the Alico Overseas Pension Plan, dated June 19, 2017, effective July 1, 2017.*					X
10.7	Form of Agreement to Protect Corporate Property executed by Susan Podlogar, effective July 10, 2017, and executed by Ramy Tadros, effective September 11, 2017.*	10-Q	001-15787	10.1	August 5, 2016
10.8	Form of Agreement to Protect Corporate Property executed by Michel Khalaf, effective April 9, 2012.*	10-K	001-15787	10.15	February 25, 2016
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
______________

*Indicates management contracts or compensatory plans or arrangements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METLIFE, INC.

By:	/s/ William O’Donnell
Name: William O’Donnell Title: Executive Vice President and Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)
Date: November 6, 2017