Form 10-K
period 2017-12-31
METLIFE INC
filed 2018-03-01
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2017 was approximately $52.1 billion. At February 16, 2018, 1,036,642,696 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on June 12, 2018, to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2017.

As used in this Form 10-K, “MetLife,” the “Company,” “we,” “our” and “us” refer to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates.
Note Regarding Forward-Looking Statements
This Annual Report on Form 10‑K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will be,” “will not,” and other words and terms of similar meaning, or are tied to future periods, in connection with a discussion of future financial performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of MetLife, Inc., its subsidiaries and affiliates. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission. These factors include: (1) adverse effects which may arise in connection with the material weaknesses in our internal control over financial reporting or our failure to promptly remediate them; (2) difficult conditions in the global capital markets; (3) increased volatility and disruption of the global capital and credit markets, which may affect our ability to meet liquidity needs and access capital, including through our credit facilities, generate fee income and market-related revenue and finance statutory reserve requirements and may require us to pledge collateral or make payments related to declines in value of specified assets, including assets supporting risks ceded to certain of our captive reinsurers or hedging arrangements associated with those risks; (4) exposure to global financial and capital market risks, including as a result of the United Kingdom’s notice of withdrawal from the European Union or other disruption in global political, security or economic conditions; (5) impact on us of comprehensive financial services regulation reform; (6) numerous rulemaking initiatives required or permitted by the Dodd-Frank Wall Street Reform and Consumer Protection Act which may impact how we conduct our business, including those compelling the liquidation of certain financial institutions; (7) regulatory, legislative or tax changes relating to our insurance, international, or other operations that may affect the cost of, or demand for, our products or services, or increase the cost or administrative burdens of providing benefits to employees; (8) adverse results or other consequences from litigation, arbitration or regulatory investigations; (9) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (10) investment losses and defaults, and changes to investment valuations; (11) changes in assumptions related to investment valuations, deferred policy acquisition costs, deferred sales inducements, value of business acquired or goodwill; (12) impairments of goodwill and realized losses or market value impairments to illiquid assets; (13) defaults on our mortgage loans; (14) the defaults or deteriorating credit of other financial institutions that could adversely affect us; (15) economic, political, legal, currency and other risks relating to our international operations, including with respect to fluctuations of exchange rates; (16) downgrades in our claims paying ability, financial strength or credit ratings; (17) a deterioration in the experience of the closed block established in connection with the reorganization of Metropolitan Life Insurance Company; (18) availability and effectiveness of reinsurance, hedging or indemnification arrangements, as well as any default or failure of counterparties to perform; (19) differences between actual claims experience and underwriting and reserving assumptions; (20) ineffectiveness of risk management policies and procedures; (21) catastrophe losses; (22) increasing cost and limited market capacity for statutory life insurance reserve financings; (23) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, and for personnel; (24) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity, and any adjustment for nonperformance risk; (25) our ability to address difficulties, unforeseen liabilities, asset impairments, or rating agency actions arising from (a) business acquisitions and integrating and managing the growth of such acquired businesses, (b) dispositions of businesses via sale, initial public offering, spin-off or otherwise, including failure to achieve projected operational benefit from such transactions and any restrictions, liabilities, losses or indemnification obligations arising from any transitional services or tax arrangements related to the separation of any business, or from the failure of such a separation to qualify for any intended tax-free treatment, (c) entry into joint ventures, or (d) legal entity reorganizations; (26) unanticipated or adverse developments that could adversely affect our achieving expected operational or other benefits from the separation of Brighthouse Financial, Inc. and its subsidiaries (“Brighthouse”); (27) our equity market exposure to Brighthouse Financial, Inc.; (28) liabilities, losses or indemnification obligations arising from our transitional services, investment management or tax arrangements or other agreements with Brighthouse; (29) failure of the separation of Brighthouse to qualify for intended tax-free treatment; (30) legal, regulatory and other restrictions affecting MetLife, Inc.’s ability to pay dividends and repurchase common stock; (31) MetLife, Inc.’s and its subsidiary holding companies’ primary reliance, as holding companies, on dividends from subsidiaries to meet free cash flow targets and debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (32) the possibility that MetLife, Inc.’s Board of Directors may influence the outcome of stockholder votes through the voting provisions of the MetLife Policyholder Trust; (33) changes in accounting standards, practices and/or policies; (34) increased expenses relating to pension and postretirement benefit plans, as well as health care and other employee benefits; (35) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (36) difficulties in marketing and distributing products through our distribution channels; (37) provisions of laws and our incorporation documents that may delay, deter or prevent takeovers and corporate combinations involving MetLife; (38) the effects of business disruption or economic contraction due to disasters such as terrorist attacks, cyberattacks, other hostilities, or natural catastrophes, including any related impact on the value of our investment portfolio, our disaster recovery systems, cyber- or other information security systems and management continuity planning; (39) any failure to protect the confidentiality of client information; (40) the effectiveness of our programs and practices in avoiding giving our associates incentives to take excessive risks; (41) the impact of technological changes on our businesses; and (42) other risks and uncertainties described from time to time in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission.
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
We are also one of the largest institutional investors in the United States with a $457 billion general account portfolio invested primarily in investment grade corporate bonds, structured finance securities, mortgage loans and U.S. Treasury and agency securities, as well as real estate and corporate equity, at December 31, 2017.
Our well-recognized brand, leading market positions, competitive and innovative product offerings and financial strength and expertise should help drive future growth and enhance shareholder value, building on a long history of fairness, honesty and integrity. Over the course of the next several years, we will pursue our refreshed enterprise strategy, focusing on transforming the Company to become more digital, driving efficiencies and innovation to achieve competitive advantage, and simplified, decreasing the costs and risks associated with our highly complex industry to customers and shareholders. One MetLife remains at the center of everything we do: collaborating, sharing best practices, and putting the enterprise first. Digital and simplified are the key enablers of our strategic cornerstones, all of which satisfy the criteria of our Accelerating Value strategic initiative by offering customers truly differentiated value propositions that allow us to establish clear competitive advantages and ultimately drive higher levels of free cash flow:

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
On August 4, 2017, MetLife, Inc. completed the separation of Brighthouse Financial, Inc. and its subsidiaries (“Brighthouse”) through a distribution of 96,776,670 shares of Brighthouse Financial, Inc. common stock to MetLife, Inc. common shareholders (the “Separation”). MetLife, Inc. retained the remaining ownership interest of 22,996,436 shares, or 19.2%, of Brighthouse Financial, Inc. common stock outstanding. The Separation resulted in the elimination of the Brighthouse Financial segment. The results of Brighthouse are reflected in the Company’s consolidated financial statements as discontinued operations and, therefore, are presented as assets and liabilities of disposed subsidiary on the consolidated balance sheets and income (loss) from discontinued operations on the consolidated statements of operations. The reporting of discontinued operations had no impact on total consolidated assets or liabilities or on total consolidated net income (loss) for any of the years presented. See Note 3 of the Notes to the Consolidated Financial Statements for further information.
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

Revenues derived from any customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2017, 2016 and 2015. Financial information, including revenues, expenses, adjusted earnings, and total assets by segment, as well as premiums, universal life and investment-type product policy fees and other revenues by major product groups, is provided in Note 2 of the Notes to the Consolidated Financial Statements. Adjusted revenues and adjusted earnings are performance measures that are not based on accounting principles generally accepted in the United States of America (“GAAP”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP and Other Financial Disclosures” for definitions of such measures.
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
Our Group Benefits business offers life, dental, group short- and long-term disability, individual disability, accidental death and dismemberment (“AD&D”), vision and accident & health coverages, as well as prepaid legal plans. We also sell administrative services-only (“ASO”) arrangements to some employers.

Major Products
Term Life Insurance
Provides a guaranteed benefit upon the death of the insured for a specified time period in return for the periodic payment of premiums. Premiums may be guaranteed at a level amount for the coverage period or may be non-level and non-guaranteed. Term contracts expire without value at the end of the coverage period when the insured party is still living.

Variable Life Insurance
Provides insurance coverage through a contract that gives the policyholder flexibility in investment choices and, depending on the product, in premium payments and coverage amounts, with certain guarantees. Premiums and account balances can be directed by the policyholder into a variety of separate account investment options or directed to the Company’s general account. In the separate account investment options, the policyholder bears the entire risk of the investment results. With some products, by maintaining certain premium level, policyholders may have the advantage of various guarantees that may protect the death benefit from adverse investment experience.

Universal Life Insurance
Provides insurance coverage on the same basis as variable life, except that premiums, and the resulting accumulated balances, are allocated only to the Company’s general account. With some products, by maintaining a certain premium level, policyholders may have the advantage of various guarantees that may protect the death benefit from adverse investment experience.

Dental Insurance	Provides insurance and ASO arrangements that assist employees, retirees and their families in maintaining oral health while reducing out-of-pocket expenses.
Disability	For groups and individuals, benefits such as income replacement, payment of business overhead expenses or mortgage protection, in the event of the disability of the insured.
Accident and Health Insurance	Provides accident, critical illness or hospital indemnity coverage to the insured.
Retirement and Income Solutions
Our Retirement and Income Solutions business provides funding and financing solutions that help institutional customers mitigate and manage liabilities primarily associated with their qualified, nonqualified and welfare employee benefit programs using a spectrum of life and annuity-based insurance and investment products.

Major Products
Stable Value Products
• General account guaranteed interest contracts (“GICs”) are designed to provide stable value investment options within tax-qualified defined contribution plans by offering a fixed maturity investment with a guarantee of liquidity at contract value for participant transactions.

• Separate account GICs are available to defined contribution plan sponsors by offering market value returns on separate account investments with a general account guarantee of liquidity at contract value.

• Private floating rate funding agreements are generally privately-placed, unregistered investment contracts issued as general account obligations with interest credited based on the three-month London Interbank Offered Rate (“LIBOR”). These agreements are used for money market funds, securities lending cash collateral portfolios and short-term investment funds.

Pension Risk Transfers
General account and separate account annuities are offered in connection with defined benefit pension plans which include single premium buyouts allowing for full or partial transfers of pension liabilities.

• General account annuities include nonparticipating group contract benefits purchased for retired employees or active employees covered under terminating or ongoing pension plans.

• Separate account annuities include both participating and non-participating group contract benefits. Participating contract benefits are purchased for retired, terminated, or active employees covered under active or terminated pension plans. The assets supporting the guaranteed benefits for each contract are held in a separate account, however, the Company fully guarantees all benefit payments. Non-participating contracts have economic features similar to our general account product, but offer the added protection of an insulated separate account. Under U.S. GAAP, these annuity contracts are treated as general account products.

Institutional Income Annuities
General account contracts that are guaranteed payout annuities purchased for employees upon retirement or termination of employment. They can be life or non-life contingent non-participating contracts which do not provide for any loan or cash surrender value and, with few exceptions, do not permit future considerations.

Tort Settlements
• Structured settlement annuities are customized annuities designed to serve as an alternative to a lump sum payment in a lawsuit initiated because of personal injury, wrongful death, or a workers’ compensation claim or other claim for damages. Surrenders are generally not allowed, although commutations are permitted in certain circumstances. Guaranteed payments consist of life contingent annuities, term certain annuities and lump sums.

Capital Markets Investment Products
• Funding agreement-backed notes are part of a medium term note program, under which funding agreements are issued to a special-purpose trust that issues marketable notes in U.S. dollars or foreign currencies. The proceeds of these note issuances are used to acquire a funding agreement with matching interest and maturity payment terms from Metropolitan Life Insurance Company (“MLIC”). The notes are underwritten and marketed by major investment banks’ broker-dealer operations and are sold to institutional investors.

• Funding agreement-backed commercial paper is issued by a special purpose limited liability company which deposits the proceeds under a master funding agreement issued to it by MLIC. The commercial paper is issued in U.S. dollars or foreign currencies, receives the same short-term credit rating as MLIC and is marketed by major investment banks’ broker-dealer operations.

• Through the Federal Home Loan Bank (“FHLB”) advance program, certain of our insurance subsidiaries are members of regional FHLBs and issue funding agreements to their respective FHLBs. Through the Federal Agricultural Mortgage Corporation (“Farmer Mac”) program, MLIC has issued funding agreements to a subsidiary of Farmer Mac.

Other Products and Services
Specialized life insurance products and funding agreements designed specifically to provide solutions for funding postretirement benefits and company-, bank- or trust-owned life insurance used to finance nonqualified benefit programs for executives.

Property & Casualty
Our Property & Casualty business offers personal and commercial lines of property and casualty insurance, including private passenger automobile, homeowners’ and personal excess liability insurance. In addition, we offer to small business owners property, liability and business interruption insurance.

Major Products
Auto Insurance
Provides coverage for private passenger automobiles, utility automobiles and vans, motorcycles, motor homes, antique or classic automobiles, trailers, liability, uninsured motorist, no fault or personal injury protection, as well as collision and comprehensive insurance.

Homeowners’ Insurance
Provides protection for homeowners, renters, condominium owners and residential landlords against losses arising out of damage to dwellings and contents from a wide variety of perils, as well as coverage for liability arising from ownership or occupancy.

Small Business Owners’ Insurance	Provides property, liability and business interruption insurance for small business owners arising out of damages to property and/or business interruption from a variety of perils.
Operations

U.S.A.

U.S. Sales Distribution Highlights at December 31, 2017

Group Benefits	• 350 marketing representatives
Retirement and Income Solutions	• 8 sales offices in the U.S.
Property & Casualty	• 4,500 independent agents • 310 property & casualty specialists • 340 customer service center representatives

Sales Distribution
In the U.S., we market our products and services through various distribution channels. Our Group Benefits and Retirement and Income Solutions products are sold via sales forces primarily comprising MetLife employees. Personal lines property & casualty insurance products are directly marketed to employees at their employer’s worksite. Personal and commercial lines property & casualty insurance products are also marketed and sold to individuals and small business owners by independent agents and property & casualty specialists through a direct marketing channel.
Group Benefits Distribution
We distribute Group Benefits products and services through a sales force that is segmented by the size of the target customer. Marketing representatives sell either directly to corporate and other group customers or through an intermediary, such as a broker or consultant. In addition, voluntary products are sold by specialists. Employers have been emphasizing voluntary products and, as a result, we have increased our focus on communicating and marketing to employees in order to further foster sales of those products.
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
Retirement and Income Solutions Distribution
We distribute Retirement and Income Solutions products and services through dedicated sales teams and relationship managers. We may sell products directly to benefit plan sponsors and advisors or through brokers, consultants or other intermediaries. In addition, these sales professionals work with individual, group and global distribution areas to better reach and service customers, brokers, consultants and other intermediaries.
Property & Casualty Distribution
We market and sell Property & Casualty products through independent agents, property & casualty specialists and association/affinity organizations.
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
Asia
Product Overview
Our Asia segment offers a broad range of products to both individuals and corporations, as well as other institutions and their respective employees.

Major Products
Life Insurance	Provides whole and term life, endowments, universal and variable life, as well as group products.
Accident & Health Insurance	Provides a full range of health products, including hospital indemnity, medical reimbursement, critical illness policies, as well as personal accident coverage.
Retirement and Savings	Provides both fixed and variable annuities as well as regular savings products.

Operations
We operate in 10 jurisdictions throughout Asia, with our largest operation in Japan. We also maintain an innovation center in Singapore and a data analytics center of excellence in Malaysia.

Nepal
Korea
China
Japan
India
Hong Kong
Vietnam
Bangladesh
Malaysia
Australia

Asia Sales Distribution Highlights at December 31, 2017

Japan	• 4,100 career agents • 6,900 independent agencies • 120 bancassurance relationships, including Japan Post Group • 140 direct marketing sponsors
Rest of Asia	• 46,200 career agents and agency managers (including 9,100 agents and managers related to our operating joint venture in China and 3,900 agents and managers in Korea) • Strong direct platform and 38 digital partners in China • Bancassurance including joint ventures in Vietnam, Malaysia and India

Sales Distribution
Our Asia operations are geographically diverse encompassing both developed and emerging markets. We market our products and services through a multi-channel, digitally-enabled distribution strategy, including career agency, bancassurance, direct marketing, brokerage, other third-party distribution and e-commerce.
Japan’s multi-channel distribution strategy consists of career agents, independent agents, bancassurance, direct marketing and brokers. While digitally-enabled face-to-face channels continue to be core to our business in Japan, other channels, including bancassurance and direct marketing, are a critical part of Japan’s distribution strategy. Our Japan operation has maintained its position in bancassurance due to its strong distribution relationship with Japan’s mega banks, trust banks and various regional banks, as well as with the Japan Post. The direct marketing channel focuses on accident and health sales using traditional television and print media, as well as a growing e-commerce operation.
Outside of Japan, our distribution strategies differ by market but generally utilize a combination of career agents, independent agents, bancassurance relationships and direct marketing (including inbound and outbound telemarketing, online lead generation and sales). Our expertise in direct marketing is supported by our proprietary data analytics center of excellence in Malaysia that generates improved customer insights and enhanced sales leads. Furthermore, in select markets, we use independent brokers and an employee sales force to sell group products.

Latin America
Product Overview
Our Latin America segment offers a broad range of products to both individuals and corporations, as well as other institutions, and their respective employees.

Major Products
Life Insurance	Provides universal, variable and term life products. For a description of these products, see “— U.S. — Product Overview — Group Benefits.”
Retirement and Savings
Provides fixed annuities and pension products. Fixed annuities provide for both asset accumulation and asset distribution needs. Deposits made into deferred annuity contracts are allocated to the Company’s general account and are credited with interest at rates we determine, subject to specified minimums. Fixed income annuities provide a guaranteed monthly income for a specified period of years and/or for the life of the annuitant. Our savings oriented pension products are offered under a mandatory privatized social security system. See Note 3 of the Notes to the Consolidated Financial Statements for information about the disposition of MetLife Afore, S.A. de C.V. (“MetLife Afore”), the Company’s pension fund management business in Mexico.

Accident & Health Insurance
Provides group and individual major medical, accidental, and supplemental health products, including accidental death and disability, medical reimbursement, hospital indemnity and medical coverage for serious medical conditions, as well as dental products.

Credit Insurance	Provides policies designed to fulfill certain loan obligations in the event of the policyholder’s death.

Operations
In Latin America, our largest operations are in Mexico and Chile.

Mexico
Colombia
Ecuador
Brazil
Chile
Uruguay
Argentina

Latin America Sales Distribution Highlights at December 31, 2017

Latin America	• 3,300 captive agents • 75 sponsors • 1,200 telesales representatives • 3,500 active brokers • 4,000 worksite marketing agents in Mexico

Sales Distribution
In Latin America, we market our products and services through a multi-channel distribution strategy which varies by geographic region and stage of market development.
The region has an exclusive and captive agency distribution network which also sells a variety of individual life, accident & health, and pension products. In the direct marketing channel, we work with sponsors and telesales representatives selling mainly accident & health and individual life products directly to consumers. We currently work with active brokers with sales of group and individual life, accident & health, group medical, dental and pension products, and worksite marketing.

EMEA
Product Overview
Our EMEA segment offers a broad range of products to both individuals and corporations, as well as to other institutions, and their respective employees.

Major Products
Life Insurance	Provides both traditional and non-traditional life insurance products, such as whole and term life, endowments and variable life products, as well as group term life programs in most markets.
Accident & Health Insurance
Provides individual and group personal accident and supplemental health products, including AD&D, hospital indemnity, scheduled medical reimbursement plans, and coverage for serious medical conditions. In addition, we provide individual and group major medical coverage in select markets.

Retirement and Savings
Provides fixed annuities and pension products, including group pension programs in select markets. In Romania, we provide through a specialized pension company a savings oriented pension product under the mandatory privatized social security system.

Credit Insurance	Provides policies designed to fulfill certain loan obligations in the event of the policyholder’s death.

Operations
We operate in several countries across EMEA, with our largest operations in the Gulf region, Poland, United Kingdom (“U.K.”) and Turkey.

EMEA Sales Distribution Highlights at December 31, 2017

- 5,600 captive agents
- 5,300 active brokers and third-party multi-level agency networks
- 230 bancassurance and direct relationships
- 80 group / corporate direct sales force agents

MetLife, Inc. operates in 26 countries across EMEA, including Bahrain, Bulgaria, Cyprus, the Czech Republic, Egypt, France, Greece, Hungary, Ireland, Italy, Jordan, Kuwait, Lebanon, Oman, Poland, Portugal, Qatar, Romania, Russia, Saudi Arabia, Slovakia, Spain, Turkey, Ukraine, the United Arab Emirates and the United Kingdom.

Sales Distribution
Our EMEA operations are geographically diverse encompassing both developed and emerging markets. We hold leading positions in several markets in the Middle East and Central & Eastern Europe, and focus on attractive niche segments in more developed markets. Emerging markets represent a significant part of the region’s overall earnings. Our businesses in EMEA employ a multi-channel distribution strategy, including captive and independent agency, bancassurance and direct-to-consumer.

MetLife Holdings
Product Overview
Our MetLife Holdings segment consists of operations relating to products and businesses that we no longer actively market in the United States, such as variable, universal, term and whole life insurance, variable, fixed and index-linked annuities, long-term care insurance, as well as the assumed variable annuity guarantees from our former operating joint venture in Japan.

Major Products
Variable, Universal and Term Life Insurance
These life products are similar to those offered by our Group Benefits business, except that these products were historically marketed to individuals through various retail distribution channels. For a description of these products, see “— U.S. — Product Overview — Group Benefits.”

Whole Life Insurance
Provides a benefit upon the death of the insured in return for the periodic payment of a fixed premium over a predetermined period. Whole life insurance includes policies that provide a participation feature in the form of dividends. Policyholders may receive dividends in cash, or apply them to increase death benefits, increase cash values available upon surrender or reduce the premiums required to maintain the contract in-force.

Variable Annuities
Provides for both asset accumulation and asset distribution needs. Variable annuities allow the contractholder to allocate deposits into various investment options in a separate account, as determined by the contractholder. In certain variable annuity products, contractholders may also choose to allocate all or a portion of their account to the Company’s general account and are credited with interest at rates we determine, subject to specified minimums. Contractholders may also elect certain minimum death benefit and minimum living benefit guarantees for which additional fees are charged and where asset allocation restrictions may apply.

Fixed and Indexed-Linked Annuities
Fixed annuities provide for both asset accumulation and asset distribution needs. Deposits made into deferred annuity contracts are allocated to the Company’s general account and are credited with interest at rates we determine, subject to specified minimums. Fixed income annuities provide a guaranteed monthly income for a specified period of years and/or for the life of the annuitant. Additionally, the Company has issued indexed-linked annuities which allow the contractholder to participate in returns from equity indices.

Long-term Care
Provides protection against the potentially high costs of long-term health care services. Generally pay benefits to insureds who need assistance with activities of daily living or have a cognitive impairment.

Corporate & Other
Overview
Corporate & Other contains the excess capital, as well as certain charges and activities, not allocated to the segments, including external integration and disposition costs, internal resource costs for associates committed to acquisitions and dispositions, enterprise-wide strategic initiative restructuring charges and various start-up businesses (including expatriate benefits insurance and the investment management business through which the Company offers fee-based investment management services to institutional clients, as well as the direct to consumer portion of the U.S. Direct business). Corporate & Other also includes interest expense related to the majority of the Company’s outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. In addition, Corporate & Other includes the elimination of intersegment amounts, which generally relate to affiliated reinsurance and intersegment loans, which bear interest rates commensurate with related borrowings. As a result of the Separation, for the years ended 2016 and 2015, Corporate & Other includes corporate overhead costs previously allocated to the former Brighthouse Financial segment.

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
U.S. state insurance laws and regulations require certain MetLife entities to submit to superintendents of insurance, with each annual report, an opinion and memorandum of a qualified actuary that the statutory reserves and related actuarial amounts recorded in support of specified policies and contracts, and the assets supporting such statutory reserves and related actuarial amounts, make adequate provision for their statutory liabilities with respect to these obligations. See “— Regulation — U.S. Regulation — Insurance Regulation — Policy and Contract Reserve Adequacy Analysis.”
Insurance regulators in many of the non-U.S. jurisdictions in which we operate require certain MetLife entities to prepare a sufficiency analysis of the reserves presented in the locally required regulatory financial statements, and to submit that analysis to the regulatory authorities. See “— Regulation — International Regulation.”
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
Pricing
Product pricing reflects our pricing standards, which are consistent for our global businesses. GRM, as well as regional finance and product teams, are responsible for pricing and oversight for all of our insurance businesses. Product pricing is based on the expected payout of benefits calculated through the use of assumptions for mortality, morbidity, expenses, persistency and investment returns, as well as certain macroeconomic factors, such as inflation. Investment-oriented products are priced based on various factors, which may include investment return, expenses, persistency and optionality and possible variability of results. For certain products, pricing may include prospective and retrospective experience rating features. Prospective experience rating involves the evaluation of past experience for the purpose of determining future premium rates and we bear all prior year gains and losses. Retrospective experience rating also involves the evaluation of past experience for the purpose of determining the actual cost of providing insurance for the customer; however, the contract includes certain features that allow us to recoup certain losses or distribute certain gains back to the policyholder based on actual prior years’ experience.
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
We reinsure our business through a diversified group of well-capitalized, highly rated reinsurers. We analyze recent trends in arbitration and litigation outcomes in disputes, if any, with our reinsurers. We monitor ratings and evaluate the financial strength of our reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. We generally secure large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. Additionally, we enter into reinsurance agreements for risk and capital management purposes with several affiliated captive reinsurers. Captive reinsurers are affiliated insurance companies licensed under specific provisions of insurance law of their respective jurisdictions, such as the Special Purpose Financial Captive law adopted by several states including Vermont and South Carolina, and have a very narrow business plan that specifically restricts the majority or all of their activity to reinsuring business from their affiliates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital — Affiliated Captive Reinsurance Transactions.”
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

For selected large corporate clients, we reinsure group employee benefits or credit insurance business with various client-affiliated reinsurance companies, covering policies issued to the employees or customers of the clients. Additionally, we cede and assume risk with other insurance companies when either company requires a business partner with the appropriate local licensing to issue certain types of policies in certain jurisdictions. In these cases, the assuming company typically underwrites the risks, develops the products and assumes most or all of the risk.
We also have reinsurance agreements in-force that reinsure a portion of the living and death benefit guarantees issued in connection with variable annuity products. Under these agreements, we pay reinsurance fees associated with the guarantees collected from policyholders, and receive reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations.
MetLife Holdings
For our life products, we have historically reinsured the mortality risk primarily on an excess of retention basis or on a quota share basis. For the periods presented, we reinsured 90% of the mortality risk in excess of $2 million for most products. In addition to reinsuring mortality risk as described above, we reinsure other risks, as well as specific coverages. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specified characteristics. On a case by case basis, we may retain up to $20 million per life and reinsure 100% of amounts in excess of the amount we retain. We also assume portions of the risk associated with certain whole life policies issued by a former affiliate and reinsure certain term life policies and universal life policies with secondary death benefit guarantees to such former affiliate. We evaluate our reinsurance programs routinely and may increase or decrease our retention at any time.
For our other products, we have a reinsurance agreement in-force to reinsure the living and death benefit guarantees issued in connection with certain variable annuity guarantees from our former operating joint venture in Japan. Under this agreement, we receive reinsurance fees associated with the guarantees collected from policyholders, and provide reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations.
Catastrophe Coverage
We have exposure to catastrophes which could contribute to significant fluctuations in our results of operations. We use excess reinsurance agreements, under which the direct writing company reinsures risk in excess of a specific dollar value for each policy within a class of policies, to provide greater diversification of risk and minimize exposure to larger risks. Such excess reinsurance agreements include retention reinsurance agreements and quota share reinsurance agreements. Retention reinsurance agreements provide for a portion of a risk to remain with the direct writing company, and quota share reinsurance agreements provide for the direct writing company to transfer a fixed percentage of all risks of a class of policies. Our life insurance products, particularly group life, subject us to catastrophe risk which we do not reinsure other than through our ongoing mortality reinsurance program which transfers risk at the individual policy level. For the U.S. and EMEA, we purchase catastrophe coverage to insure risks issued within territories that we believe are subject to the greatest catastrophic risks. For all of our other segments, we use excess of retention and quota share reinsurance agreements to provide greater diversification of risk and minimize exposure to larger risks.
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
Our international insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are located or operate. In addition, our investment and pension companies outside of the U.S. are subject to oversight by the relevant securities, pension and other authorities of the jurisdictions in which the companies operate. Our non-U.S. insurance businesses are also subject to current and developing solvency regimes which impose various capital and other requirements. Additionally, we may be subject in the future to enhanced capital standards, supervision and additional requirements of other international and global regulatory initiatives. See “— International Regulation.”
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
State and federal insurance and securities regulatory authorities and other state law enforcement agencies and attorneys general from time to time make inquiries regarding compliance by MetLife, Inc. and its insurance subsidiaries with insurance, securities and other laws and regulations regarding the conduct of our insurance and securities businesses. We cooperate with such inquiries and take corrective action when warranted. See Note 20 of the Notes to the Consolidated Financial Statements. In addition, we have informed the New York State Department of Financial Services (the “NYDFS”) about our practices in connection with the payment of pension benefits to annuitants and related matters, and the NYDFS is examining the issue. The U.S. Securities and Exchange Commission (“SEC”) staff is also investigating this matter, and several additional regulators have made inquiries into these practices, including as to related disclosures. Similarly, the SEC staff is investigating the matter relating to our calculation of certain reserves associated with variable annuity guarantees assumed from a former operating joint venture in Japan. We have also informed other regulators of this matter. We are fully cooperating with each. See “Controls and Procedures” and “Risk Factors — Risks Related to the Material Weaknesses — We Have Identified Material Weaknesses in Our Internal Control over Financial Reporting, Which Could Adversely Affect Our Business, Reputation, Results of Operations and Stock Price.”
Holding Company Regulation
Insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require a controlled insurance company (i.e., insurers that are subsidiaries of insurance holding companies) to register with state regulatory authorities and to file with those authorities certain reports, including information concerning its capital structure, ownership, financial condition, certain intercompany transactions and general business operations. These insurance holding company laws and regulations are generally based on the NAIC Insurance Holding Company System Model Act (“Model Holding Company Act”) and the Insurance Holding Company System Model Regulation (“Regulation”), which serve as a basis for action by the states. See “— NAIC” for further information on the Model Holding Company Act and Regulation.
State insurance statutes also typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, as well as on transactions between an insurer and its affiliates. Dividends in excess of prescribed limits and transactions above a specified size between an insurer and its affiliates require the approval of the insurance regulator in the insurer’s state of domicile. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — MetLife, Inc. — Liquidity and Capital Sources — Dividends from Subsidiaries.” See also “Dividend Restrictions” in Note 15 of the Notes to the Consolidated Financial Statements for further information regarding such limitations, as well as the New York Insurance Law, which permits MLIC to pay stockholder dividends to MetLife, Inc. in any calendar year without prior insurance regulatory clearance under one of two alternative formulations.
Federal Initiatives
Although the insurance business in the United States is primarily regulated by the states, federal initiatives often have an impact on our business in a variety of ways. From time to time, federal measures are proposed that may significantly affect the insurance business. Impacted areas include financial services regulation, securities regulation, derivatives regulation, pension regulation, health care regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. See “Risk Factors — Regulatory and Legal Risks — Our Insurance, Pensions and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.”

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) effected the most far-reaching overhaul of financial regulation in the United States in decades, including the creation of the Financial Stability Oversight Council (“FSOC”), which was given the authority to designate certain financial companies as non-bank systemically important financial institutions (“non-bank SIFI”) subject to supervision by the Federal Reserve Board and the Federal Reserve Bank of New York (collectively with the Federal Reserve Board, the “Federal Reserve”). The Trump Administration has released a memorandum that generally delayed all pending regulations from publication in the Federal Register pending their review and approval by a department or agency head appointed or designated by President Trump. Additionally, President Trump and the majority party have expressed goals to amend Dodd-Frank. On October 26, 2017, the Secretary of the Treasury issued a report on asset management and insurance that recommended activities-based evaluations of systemic risk in the insurance industry rather than an entity-based approach. The report also supported primary regulation of the U.S. insurance industry by the states rather than the federal government. On November 17, 2017, the Secretary also issued a report recommending changes to the FSOC non-bank SIFI designations, including prioritizing an activities-based approach instead of individual designations, and enhancing the analytical process, engagement, and transparency of the designation process. We are not able to predict with certainty whether such actions would have a material effect on our business operations and cannot currently identify all of the risks or opportunities, if any, that may be posed to our businesses as a result of changes to, or legislative replacements for, Dodd-Frank. See “Risk Factors — Regulatory and Legal Risks — Our Insurance, Pensions and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.” On January 23, 2018, the U.S. Court of Appeals for the District of Columbia Circuit dismissed the FSOC appeal of the district court’s decision rescinding MetLife, Inc.’s designation as a non-bank SIFI. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Other Key Information — Non-Bank SIFI.”
Dodd-Frank established the Federal Insurance Office (“FIO”) within the Department of the Treasury, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the U.S., as well as to collect information about the insurance industry and recommend prudential standards. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance, including serving as a non-voting member of the FSOC and making recommendations to the FSOC regarding insurers to be designated for more stringent regulation. On December 12, 2013, the FIO issued a report, mandated by Dodd-Frank, which, among other things, urged the states to modernize and promote greater uniformity in insurance regulation. The report also discussed potential federal solutions if states failed to modernize and improve regulation, and some of the report’s recommendations, for instance, favored a greater federal role in monitoring financial stability and identifying issues or gaps in the regulation of large national and internationally active insurers. We cannot predict with certainty whether such recommendations will be adopted or what impact they may have on us.
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

Health Care Regulation
The Patient Protection and Affordable Care Act (“PPACA”), signed into law on March 23, 2010, and The Health Care and Education Reconciliation Act of 2010, signed into law on March 30, 2010 (together, the “Affordable Care Act”), impose obligations on MetLife as an enterprise, and as a provider of non-medical health insurance benefits and as a purchaser of certain of these products. In 2014, we became subject to an excise tax called the “health insurer fee,” the cost of which is primarily passed on to group purchasers of certain of our dental and vision insurance products. The health insurer fee was suspended pursuant to legislation during the 2017 calendar year but is in force for the 2018 calendar year. On January 22, 2018, the health insurer fee was suspended for the 2019 calendar year. The Affordable Care Act and its related regulations have resulted in increased and unpredictable costs to provide certain products and may have additional adverse effects. See “Risk Factors — Regulatory and Legal Risks — Legislative and Regulatory Activity in Health Care and Other Employee Benefits Could Affect our Profitability as a Provider of Life Insurance, Annuities, and Non-Medical Health Insurance Benefit Products.” It has also harmed our competitive position, as the Affordable Care Act has a disparate impact on our products compared to products offered by our not-for-profit competitors. On December 22, 2017, President Trump signed into law H.R.1, commonly referred to as the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”) which, among other things, reduced the penalties imposed by the Affordable Care Act for failure to obtain health insurance to zero, effectively repealing the “individual mandate.” Congress has yet to develop a consensus on whether to make additional changes to the Affordable Care Act.
On July 14, 2014, the District of Columbia (“DC”) adopted a law that imposes an assessment on health insurers doing business in DC, including those that issue non-medical health-related products that are not subject to regulation under the Affordable Care Act. MetLife and other similarly impacted insurers are currently funding litigation sponsored by the American Council of Life Insurers (ACLI) to challenge the legality of DC’s assessment. While the financial impact to the Company of DC’s action will be minimal, if other states decide to adopt this model, there could be an impact on product pricing and sales. Additionally, Connecticut has levied, and Maryland has proposed legislation to levy, assessments in connection with their healthcare exchanges, and other states may also consider levying assessments on both medical and non-medical health insurers to fund their healthcare exchanges. On June 25, 2015, the U.S. Supreme Court, in the King v. Burwell decision, upheld the payment of tax credits to individuals who purchase coverage in states that have a federally facilitated healthcare exchange rather than a state healthcare exchange. Had the Supreme Court not upheld this payment, it is likely more states would have been compelled to create their own exchanges and possibly assess insurers for the fees of running these exchanges.
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
Guaranty Associations and Similar Arrangements
Most of the U.S. jurisdictions in which our insurance subsidiaries are admitted to transact business require life, health and property & casualty insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay certain contractual insurance benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers, or those that may become impaired, insolvent or fail, for example, following the occurrence of one or more catastrophic events or for other reasons. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. In addition, certain states have government owned or controlled organizations providing life, health, and property & casualty insurance to their citizens, whose activities could place additional stress on the adequacy of guaranty fund assessments. Many of these organizations have the power to levy assessments similar to those of the guaranty associations described above. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.
We have established liabilities for guaranty fund assessments that we consider adequate. See Note 20 of the Notes to the Consolidated Financial Statements for additional information on the guaranty association assessments.

Insurance Regulatory Examinations and Other Activities
As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states. Except as otherwise disclosed in Note 20 of the Notes to the Consolidated Financial Statements, during the years ended December 31, 2017, 2016 and 2015, MetLife did not receive any material adverse findings resulting from state insurance department examinations of its insurance subsidiaries.
Regulatory authorities in a small number of states, Financial Industry Regulatory Authority (“FINRA”) and, occasionally, the SEC, have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products issued by MLIC, General American Life Insurance Company (“GALIC”) and MetLife Securities, Inc. (“MSI”), a broker-dealer which was part of the U.S. Retail Advisor Force Divestiture. These investigations have focused on the conduct of particular financial services representatives, the sale of unregistered or unsuitable products, the misuse of client assets, and sales and replacements of annuities and certain riders on such annuities. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. We may continue to receive, and may resolve, further investigations and actions on these matters in a similar manner. See Note 20 of the Notes to the Consolidated Financial Statements.
In addition, claims payment practices by insurance companies have received increased scrutiny from regulators. See Note 20 of the Notes to the Consolidated Financial Statements for further information regarding retained asset accounts and unclaimed property inquiries, including pension benefits, and related litigation and sales practices claims.
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
Policy and Contract Reserve Adequacy Analysis
Annually, our U.S. insurance subsidiaries, including affiliated captive reinsurers, are required to conduct an analysis of the adequacy of all statutory reserves. In each case, a qualified actuary must submit an opinion that states that the statutory reserves make adequate provision, according to accepted actuarial standards of practice, for the anticipated cash flows required by the contractual obligations and related expenses of the U.S. insurance subsidiary. The adequacy of the statutory reserves is considered in light of the assets held by the insurer with respect to such reserves and related actuarial items including, but not limited to, the investment earnings on such assets, and the consideration anticipated to be received and retained under the related policies and contracts. The Company may increase reserves in order to submit an opinion without qualification. Since the inception of this requirement, our U.S. insurance subsidiaries that are required by their states of domicile to provide these opinions have provided such opinions without qualifications.
NAIC
The NAIC’s mission is to assist state insurance regulatory authorities in serving the public interest and achieving the insurance regulatory goals of its members, the state insurance regulatory officials. State insurance regulators may act independently or adopt regulations proposed by the NAIC. State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Through the NAIC, state insurance regulators establish standards and best practices, conduct peer reviews, and coordinate their regulatory oversight. The NAIC provides standardized insurance industry accounting and reporting guidance through its Accounting Practices and Procedures Manual (the “Manual”), which states have largely adopted by regulation. However, statutory accounting principles continue to be established by individual state laws, regulations and permitted practices, which may differ from the Manual. Changes to the Manual or modifications by the various state insurance departments may impact the statutory capital and surplus of MetLife, Inc.’s U.S. insurance subsidiaries.

The Model Holding Company Act and Regulation include a requirement that the ultimate controlling person of a U.S. insurer file an annual enterprise risk report with the lead state of the insurance holding company system identifying risks likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. To date, all of the states where MetLife has domestic insurers have enacted a version of the revised Model Holding Company Act, including the enterprise risk reporting requirement. The Model Holding Company Act also authorizes state insurance commissioners to act as global group-wide supervisors for internationally active insurance groups, as well as other insurers that choose to opt in for the group-wide supervision. The Model Holding Company Act creates a selection process for the group-wide supervisor, extends confidentiality protection to communications with the group-wide supervisor, and outlines the duties of the group-wide supervisor. To date, a number of jurisdictions have adopted laws and regulations enhancing group-wide supervision.
The NAIC has concluded its “Solvency Modernization Initiative,” which was designed to review the U.S. financial regulatory system and all aspects of financial regulation affecting insurance companies. Though broad in scope, the NAIC’s Solvency Modernization Initiative focused on: (i) capital requirements; (ii) corporate governance and risk management; (iii) group supervision; (iv) statutory accounting and financial reporting; and (v) reinsurance. In furtherance of this initiative, the NAIC adopted the Corporate Governance Annual Disclosure Model Act and Regulation. The model, which requires insurers to make an annual confidential filing regarding their corporate governance policies, has been adopted in nineteen states as of January 2018, including certain of our insurance subsidiaries’ domiciliary states. In addition, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment Model Act (“ORSA Model Act”), which has been enacted by our insurance subsidiaries’ domiciliary states. The ORSA Model Act requires that insurers maintain a risk management framework and conduct an internal own risk and solvency assessment of the insurer’s material risks in normal and stressed environments. The assessment must be documented in a confidential annual summary report, a copy of which must be made available to regulators as required or upon request. MetLife, Inc. has submitted on behalf of the enterprise an Own Risk and Solvency Assessment (“ORSA”) summary report to the NYDFS annually since this requirement became effective.
The NAIC has approved a new valuation manual containing a principle-based approach to the calculation of life insurance reserves. Principle-based reserving is designed to better address reserving for products, including the current generation of products for which the current formulaic basis for reserve determination does not work effectively. The principle-based approach became effective on January 1, 2017 in the states where it had been adopted, to be followed by a three-year phase-in period (at the option of insurance companies on a product-by-product basis) for new business since it was enacted into law by the required number of state legislatures. To date, principle-based reserving has been adopted by all of the states where our insurance subsidiaries are domiciled, except in New York where the NYDFS has publicly stated its intention to implement this approach, subject to a working group of the NYDFS establishing the necessary reserves safeguards and the adoption of enabling legislation by the New York legislature, which is currently pending.
In 2015, the NAIC commenced an initiative to study variable annuity solvency regulations, with the goal of curtailing the use of variable annuity captives. In connection with this initiative, the NAIC engaged a third-party consultant to develop recommendations regarding reserve and capital requirements, which the NAIC exposed for comment on December 1, 2017. The NAIC is expected to consider the recommendations, which, if adopted, likely would apply to insurers’ existing and new business and likely would materially change the sensitivity of the balance sheet (including reserve and capital requirements) to capital markets. It is not possible to predict whether the amount of reserves or capital required to support our variable annuity contracts would increase or decrease if the NAIC adopts any new model laws, regulations and/or other standards applicable to variable annuity business after considering such recommendations, nor is it possible to predict the extent to which any such recommendations would affect the effectiveness and design of our risk mitigation and hedging programs. Furthermore, no assurances can be given to whether any such model laws, regulations and/or other standards will be adopted or to the timing of any such adoption.
In August of 2017, the NAIC released a paper on macro-prudential initiatives, in which they proposed potential enhancements in supervisory practices related to liquidity, recovery and resolution, capital stress testing and exposure concentrations. We expect the NAIC to further develop these proposed enhancements during 2018.

We currently utilize capital markets solutions to finance a portion of our statutory reserve requirements for several products, including, but not limited to, our level premium term life subject to the NAIC Model Regulation Valuation of Life Insurance Policies (commonly referred to as XXX), and universal and variable life policies with secondary guarantees (“ULSG”) subject to NAIC Actuarial Guideline 38 (commonly referred to as AXXX), as well as MLIC’s closed block. Future capacity for these statutory reserve funding structures in the marketplace is not guaranteed. In 2014, the NAIC approved a new regulatory framework applicable to the use of captive insurers in connection with Regulation XXX and Guideline AXXX transactions. Among other things, the framework called for more disclosure of an insurer’s use of captives in its statutory financial statements, and narrows the types of assets permitted to back statutory reserves that are required to support the insurer’s future obligations. In 2014, the NAIC implemented the framework through an actuarial guideline (“AG 48”), which requires the actuary of the ceding insurer that opines on the insurer’s reserves to issue a qualified opinion if the framework is not followed. The requirements of AG 48 became effective as of January 1, 2015 in all states without any further action necessary by state legislatures or insurance regulators to implement them, and apply prospectively to new policies issued and new reinsurance transactions entered into on or after January 1, 2015. The NAIC has adopted an update to AG 48 and a model regulation that contains the same substantive requirements as the updated AG 48. The states have started to adopt the model regulation.
We cannot predict the capital and reserve impacts or compliance costs, if any, that may result from the above initiatives, or what impact these initiatives will have on our business, financial condition or results of operations, although since the Separation, principle-based reserving and the potential limitations on the use of variable annuity captives have less of an impact, given our discontinuance of retail life sales.
Surplus and Capital; Risk-Based Capital
Insurers are required to maintain their capital and surplus at or above minimum levels prescribed by the laws of their respective jurisdictions. Regulators have discretionary authority, in connection with the continued licensing of our U.S. insurance subsidiaries, to limit or prohibit an insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. Most of our U.S. insurance subsidiaries are subject to risk-based capital (“RBC”) requirements that were developed by the NAIC and adopted by their respective states of domicile. RBC is based on a formula calculated by applying factors to various asset, premium, claim, expense and statutory reserve items. The formula takes into account the risk characteristics of the insurer and is calculated on an annual basis. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not meet or exceed certain RBC levels. As of the date of the most recent annual statutory financial statements filed with insurance regulators, the total adjusted capital of each of our subsidiaries subject to these requirements was in excess of each of those RBC levels. See “Statutory Equity and Income” in Note 15 of the Notes to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital — Statutory Capital and Dividends.” The NAIC is also studying RBC adjustments for bonds, real estate, equity and collateral pledged to support FHLB advances, as well as longevity risk. It is premature to project the impact of any potential regulatory changes resulting from such studies. The NAIC is also studying RBC revisions for operational risk.
The NAIC has been considering development of a methodology for the calculation of capital for all the entities in an insurance holding company group, including non-U.S. entities. The goal is to provide U.S. regulators with a method to aggregate the available capital and the minimum capital of each entity in a group in a way that applies to all groups regardless of their structure. The NAIC has stated that the calculation will be a regulatory tool and will not constitute a requirement or standard. Nonetheless, any new group capital calculation methodology may incorporate existing risk-based capital concepts. It is not possible to predict what impact any such regulatory tool may have on our business.
While not required by or filed with insurance regulators, we calculate internally defined combined RBC ratios (“Combined RBC Ratios”), which are determined by dividing the sum of total adjusted capital for MetLife, Inc.’s principal U.S. insurance subsidiaries, excluding American Life Insurance Company (“American Life”), by the sum of company action level RBC for such subsidiaries. We calculate Combined RBC Ratios based on NAIC capital and reserving requirements (“NAIC-Based Combined RBC Ratios”). We also calculate Combined RBC Ratios derived from the statutory-basis financial statements as filed with insurance regulators (“Statement-Based Combined RBC Ratios”), which include additional reserve and capital requirements as required by the NYDFS for MLIC, the Company’s New York domiciled insurance subsidiary.

NAIC-Based Combined RBC Ratios and Statement-Based Combined RBC Ratios were both negatively impacted by the Separation and the group annuity reserve increase. The NAIC-Based Combined RBC Ratio was in excess of 400% at both December 31, 2017 and 2016, and the Statement-Based Combined RBC Ratio was in excess of 390% and 400% at December 31, 2017 and 2016, respectively. We are not aware of any NAIC adoptions or state insurance department regulation changes that would have a material impact on the Combined RBC Ratios of our U.S. insurance subsidiaries.
Regulation of Investments
Each of our U.S. insurance subsidiaries is subject to state laws and regulations that require diversification of investment portfolios and limit the amount of investments that an insurer may have in certain asset categories, such as below investment grade fixed income securities, real estate equity, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus and, in some instances, would require divestiture of such non-qualifying investments. We believe that the investments made by each of MetLife, Inc.’s U.S. insurance subsidiaries complied, in all material respects, with such regulations at December 31, 2017.
Cybersecurity Regulation
Pursuant to U.S. federal and state laws, and laws of other jurisdictions in which we operate, various government agencies have established rules protecting the privacy and security of personal information. In addition, most U.S. states and a number of jurisdictions outside the United States have enacted laws, which vary significantly from jurisdiction to jurisdiction, to safeguard the privacy and security of personal information. The area of cybersecurity has also come under increased scrutiny by insurance regulators. On March 1, 2017, New York’s new cybersecurity regulation for financial services institutions, including banking and insurance entities under its jurisdiction, became effective. Among other things, this new regulation requires these entities to establish and maintain a cybersecurity program designed to protect consumers’ private data. The new regulation specifically provides for: (i) controls relating to the governance framework for a cybersecurity program, including funding and staffing requirements, management oversight, and periodic reporting to senior management; (ii) risk-based minimum standards for technology systems, including access controls, for data protection; (iii) minimum standards for cyber breach responses, including an incident response plan, preservation of data to respond to such breaches, and notice to NYDFS of material events; and (iv) identification and documentation of material deficiencies, remediation plans and annual certifications of regulatory compliance to the NYDFS.
In addition, on October 24, 2017, the NAIC adopted the Insurance Data Security Model Law (the “Cybersecurity Model Law”), which establishes standards for data security and for the investigation of and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. The Cybersecurity Model Law now goes on to the states for adoption into state law. If adopted as state legislation, the Cybersecurity Model Law would impose significant new regulatory burdens intended to protect the confidentiality, integrity and availability of information systems.
New York Insurance Regulation 210
Insurance Regulation 210 will go into effect in New York on March 19, 2018. Insurance Regulation 210 establishes standards for the determination and any readjustment of non-guaranteed elements (“NGEs”) that may vary at the insurer's discretion for life insurance policies and annuity contracts delivered or issued for delivery in New York State. Examples of NGEs include cost of insurance for life insurance policies or crediting rates for annuities. The regulation requires insurers to notify policyholders at least 60 days in advance of any adverse change in NGEs and, with respect to life insurance, to notify the NYDFS at least 120 days prior to any such changes. Additionally, the regulation requires insurers to file annually with NYDFS to inform the NYDFS of any adverse changes made in the prior year. The regulation does not permit insurers to increase profit margins for in-force policies or to adjust NGEs in order to recoup past losses.
ERISA and Fiduciary Considerations
We provide products and services to certain employee benefit plans that are subject to ERISA and the Internal Revenue Code of 1986, as amended (the “Code”). As such, our activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and that fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The applicable provisions of ERISA and the Code are subject to enforcement by the Department of Labor (“DOL”), the Internal Revenue Service (“IRS”) and the Pension Benefit Guaranty Corporation.

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
The DOL issued regulations, which became for the most part applicable on June 9, 2017, that substantially expanded the definition of “investment advice” and require that an impartial or “best interests” standard be met in providing such advice, thereby broadening the circumstances under which MetLife or its representatives, in providing investment advice with respect to ERISA plans, plan participants or IRAs, could be deemed a fiduciary under ERISA or the Code. Pursuant to the final regulations, certain communications with plans, plan participants and IRA holders, including the sales of products and investment management or advisory services, could be deemed fiduciary investment advice, thus causing increased exposure to fiduciary liability if the distributor does not recommend what is in the client’s best interests. While the final regulations also provide that, to a limited extent, contracts sold and advice provided prior to the applicable date do not have to be modified to comply with the new investment advice regulations, there is a lack of clarity surrounding some of the conditions for qualifying for this limited exception. The DOL also issued amendments to certain of its prohibited transaction exemptions and issued a new exemption that applies more onerous disclosure and contract requirements to, and increases fiduciary requirements and fiduciary liability exposure in respect of, certain transactions involving ERISA plans, plan participants and IRAs. On November 27, 2017, the changes the rule made to existing prohibited transaction exemptions and contract and disclosure requirements of the new exemption (other than the impartial interest standard) were delayed until July 1, 2019 in order to give the DOL the time necessary to consider public comments made in July and September 2017, as well as a February 2017 directive from the President to analyze the rule’s impact on access to retirement information and financial advice. The rule is also being challenged in the Fifth Circuit Court of Appeals (and elsewhere), where a decision is expected during the first quarter of 2018.
Concurrent with the rule delay, on November 24, 2017 the NAIC issued an exposure draft of an expanded Suitability in Annuity Transactions Model Regulation, intended to result in the adoption of a “best interest” standard on a nationwide basis. We are working with industry trade associations to provide comments on the draft. In addition, on December 27, 2017 the NYDFS proposed revisions to Insurance Regulation 187, which not only incorporate the “best interest” standard, but also would expand the scope of the regulations to include sales of life insurance policies, as well as annuities to consumers. The NYDFS proposed revisions to Insurance Regulation 187 are open for public comment until February 25, 2018. These developments leave open the possibility of further modifications to the federal rule. In addition, Insurance Regulation 187 may result in additional requirements on insurers and agents concerning both new and in-force annuity and life insurance products. We cannot predict what other proposals may be made, what legislation or regulations may be introduced or enacted, or what impact any such legislation or regulations may have on our business, product sales, results of operations and financial condition. See “Risk Factors — Regulatory and Legal Risks — Our Insurance, Pensions and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.”
On December 14, 2017, the DOL released its semiannual regulatory agenda, which proposes revisions to Form 5500, the form used for ERISA annual reporting, proposed jointly with the IRS and the Pension Benefit Guaranty Corporation in 2016. The revisions affect employee pension and welfare benefit plans, including our ERISA plans, and require audits of information, self-directed brokerage account disclosure and additional extensive disclosure. We cannot predict the effect these proposals will have on our business, if enacted, or what other proposals may be made, what legislation may be introduced or enacted, or what impact any such legislation may have on our results of operations and financial condition.

In addition, the DOL has issued a number of regulations that increase the level of disclosure that must be provided to plan sponsors and participants. The participant disclosure regulations and the regulations that require service providers to disclose fee and other information to plan sponsors took effect in 2012. In John Hancock Mutual Life Insurance Company v. Harris Trust and Savings Bank (1993), the U.S. Supreme Court held that certain assets in excess of amounts necessary to satisfy guaranteed obligations under a participating group annuity general account contract are “plan assets.” Therefore, these assets are subject to certain fiduciary obligations under ERISA, which requires fiduciaries to perform their duties solely in the interest of ERISA plan participants and beneficiaries. On January 5, 2000, the Secretary of Labor issued final regulations indicating, in cases where an insurer has issued a policy backed by the insurer’s general account to or for an employee benefit plan, the extent to which assets of the insurer constitute plan assets for purposes of ERISA and the Code. The regulations apply only with respect to a policy issued by an insurer on or before December 31, 1998 (“Transition Policy”). No person will generally be liable under ERISA or the Code for conduct occurring prior to July 5, 2001, where the basis of a claim is that insurance company general account assets constitute plan assets. An insurer issuing a new policy that is backed by its general account and is issued to or for an employee benefit plan after December 31, 1998 will generally be subject to fiduciary obligations under ERISA, unless the policy is a guaranteed benefit policy.
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
Regulation of Over-the-Counter Derivatives
Dodd-Frank includes a framework of regulation of the over-the-counter (“OTC”) derivatives markets which requires clearing of certain types of transactions currently traded OTC and which imposes additional costs, including new reporting and margin requirements, and will likely impose additional regulation on the Company, including new capital requirements. Our costs of risk mitigation are increasing under Dodd-Frank. For example, Dodd-Frank imposes requirements to pledge variation and/or initial margin (i) for “OTC-cleared” transactions (OTC derivatives that are cleared and settled through central clearing counterparties), and (ii) for “OTC-bilateral” transactions (OTC derivatives that are bilateral contracts between two counterparties); the margin requirements for OTC-cleared transactions and the variation margin requirements for OTC-bilateral derivatives are already in effect, while the initial margin requirements for OTC-bilateral transactions will likely be applicable to us in September 2020. These increased margin requirements, combined with increased capital charges for our counterparties and central clearinghouses with respect to non-cash collateral, will likely require increased holdings of cash and highly liquid securities with lower yields causing a reduction in income and less favorable pricing for OTC-cleared and OTC-bilateral transactions. Centralized clearing of certain OTC derivatives exposes us to the risk of a default by a clearing member or clearinghouse with respect to our cleared derivative transactions. We use derivatives to mitigate a wide range of risks in connection with our businesses, including the impact of increased benefit exposures from certain of our annuity products that offer guaranteed benefits. We have always been subject to the risk that hedging and other management procedures might prove ineffective in reducing the risks to which insurance policies expose us or that unanticipated policyholder behavior or mortality, combined with adverse market events, could produce economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by higher costs of writing derivatives (including customized derivatives) and the reduced availability of customized derivatives that might result from the implementation of Dodd-Frank and comparable international derivatives regulations.

Dodd-Frank also expanded the definition of “swap” and mandated the SEC and U.S. Commodity Futures Trading Commission (“CFTC”) (collectively, the “Commissions”) to study whether “stable value contracts” should be treated as swaps. Pursuant to the new definition and the Commissions’ interpretive regulations, products offered by our insurance subsidiaries other than stable value contracts might also be treated as swaps, even though we believe otherwise. Should such products become regulated as swaps, we cannot predict how the rules would be applied to them or the effect on such products’ profitability or attractiveness to our clients. Federal banking regulators have recently adopted new rules that will apply to certain qualified financial contracts, including many derivatives contracts, securities lending agreements and repurchase agreements, with certain banking institutions and certain of their affiliates. These new rules, which will begin to go into effect in 2019, will generally require the banking institutions and their applicable affiliates to include contractual provisions in their qualified financial contracts that limit or delay certain rights of their counterparties including counterparties’ default rights (such as the right to terminate the contracts or foreclose on collateral) and restrictions on assignments and transfers of credit enhancements (such as guarantees) arising in connection with the banking institution or an applicable affiliate becoming subject to a bankruptcy, insolvency, resolution or similar proceeding. To the extent that any of the derivatives, securities lending agreements or repurchase agreements that we enter into are subject to these new rules, it could limit our recovery in the event of a default and increase our counterparty risk.
Securities, Broker-Dealer and Investment Adviser Regulation
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
Federal and state securities laws and regulations generally grant regulatory agencies broad rulemaking and enforcement powers, including the power to adopt new rules impacting new or existing products, regulate the issuance, sale and distribution of our products and limit or restrict the conduct of business for failure to comply with such laws and regulations. We may also be subject to similar laws and regulations in the foreign countries in which we provide investment advisory services, offer products similar to those described above, or conduct other activities.
Some of our subsidiaries are registered as investment advisers with the SEC under the Investment Advisers Act of 1940, as amended, and are also registered as investment advisers in various states, as applicable.
Some of our subsidiaries and their activities in offering and selling variable insurance products and certain fixed interest rate or index-linked contracts are subject to extensive regulation under the federal securities laws administered by the SEC. These subsidiaries issue variable annuity contracts and variable life insurance policies through separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940 (the “Investment Company Act”). Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act. In addition, the variable annuity contracts and variable life insurance policies issued by these registered separate accounts are registered with the SEC under the Securities Act of 1933 (“Securities Act”). Some of our subsidiaries also issue fixed interest rate or index-linked contracts with features that require them to be registered as securities under the Securities Act. Other subsidiaries are registered with the SEC as broker-dealers under the Securities Exchange Act of 1934 (“Exchange Act”), and are members of, and subject to regulation by, FINRA. Certain variable contract separate accounts sponsored by our subsidiaries are exempt from registration, but may be subject to other provisions of the federal securities laws. As a result of Dodd-Frank, there have been a number of changes proposed or adopted to the laws and regulations that govern the conduct of our variable and registered fixed insurance products business and the firms that distribute these products. The future impact of recently adopted revisions to laws and regulations, as well as revisions that are still in the proposal stage, on the way we conduct our business and the products we sell is unclear.
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
Unclaimed Property
We are subject to the laws and regulations of states and other jurisdictions concerning identification, reporting and escheatment of unclaimed or abandoned funds, and are subject to audit and examination for compliance with these requirements. See “Controls and Procedures” and “Risk Factors — Risks Related to the Material Weaknesses — We Have Identified Material Weaknesses in Our Internal Control over Financial Reporting, Which Could Adversely Affect Our Business, Reputation, Results of Operations and Stock Price.” See also Note 20 of the Notes to the Consolidated Financial Statements.
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
Our international operations are exposed to increased political, legal, financial, operational and other risks. See “Risk Factors — Risks Related to Our Business — Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability” and “Risk Factors — Regulatory and Legal Risks — Our Insurance, Pensions and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.”
On June 23, 2016, the U.K. held a referendum regarding its membership in the European Union (“EU”), resulting in a vote in favor of leaving the EU. The U.K. government triggered the withdrawal process by notifying the EU on March 29, 2017 of the U.K.’s intention to withdraw from the EU. The member withdrawal provisions in the applicable EU treaty provide that the U.K. and the EU will negotiate a withdrawal agreement during a maximum two-year period (unless such period is extended by unanimous vote of the other EU member states). In the meantime, the U.K. remains a member of the EU with unchanged rights to access the single EU market in goods and services. Our U.K. business model utilizes certain rights to operate cross-border insurance and investment operations which may be modified or eliminated as a result of the U.K. exiting the EU. Operating expenses within our businesses could increase as a result of uncertainties during the negotiation period and upon the U.K.’s withdrawal.
Other changes in the laws and regulations of jurisdictions that affect our customers and independent sales intermediaries or their operations also may affect our business relationships with them and their ability to purchase or distribute our products. Such actions may negatively affect our business in these jurisdictions.
In Chile, in September 2015, a Presidential Advisory Committee issued several recommendations to reform the pension system and on August 10, 2017, Chilean President Bachelet submitted a pension reform proposal comprised of three legislative components: (i) a 5% additional contribution from employers; (ii) a public independent entity to manage the additional funds; and (iii) legislative text that modifies pension fund administrator regulations. When President-elect Piñera assumes office in March 2018, it is unclear whether he will introduce amendments to the existing bill in Congress or submit a new proposal. Certain of these proposals, if enacted, may have a significant adverse effect on our business in Chile.

The European Insurance and Occupational Pensions Authority (“EIOPA”), along with European legislation, requires European regulators, such as the Central Bank of Ireland (“CBI”), to establish Supervisory Colleges for European Economic Area (“EEA”)-based insurance groups with significant European operations, including MetLife, to facilitate cooperation and coordination among the insurance groups’ European supervisors and to enhance the member regulators’ understanding of an insurance group’s risk profile. A November 2017 Supervisory College was chaired by the CBI and was attended by MetLife’s key European regulators. We do not expect the outcome of the meeting to have a material adverse effect on our business. The next European Supervisory College is scheduled to take place in the second half of 2018.
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
We expect the scope and extent of regulation outside of the U.S., as well as regulatory oversight, generally, to continue to increase. The regulatory environment in the jurisdictions in which we operate and changes in laws could have a material adverse effect on our results of operations.
Solvency Regimes
Our insurance business throughout the EEA is subject to Solvency II and its implementing rules, which cover the capital adequacy, risk management and regulatory reporting for issuers and reinsurers. Solvency II codifies and harmonizes the EU insurance regulation. Capital requirements are forward-looking and based on the risk profile of each individual insurance company in order to promote comparability, transparency and competitiveness. In line with the requirements, MetLife entities calculate and report their solvency capital requirement using a standard formula prescribed by the EU Directive and further regulation by the EIOPA.
Mexico adopted a reform of its Insurance Law in February 2013. In accordance with this reform, a Solvency II-type regulatory framework became effective on January 1, 2016, which instituted changes to reserve and capital requirements and corporate governance and fostered greater transparency. In line with the requirements of the local Solvency II, insurance companies calculate and report their capital requirement using a standard formula designed by the local regulators (“CNSF”). In addition, as required, certain MetLife entities must submit annual ORSA reports to the CNSF on an ongoing basis.
In Chile, the law implementing Solvency II-like regulation continues in the studies stage. However, the Chilean insurance regulator has already issued two resolutions, one for governance and the other for risk management and control framework requirements. MetLife Chile has already implemented governance changes and risk policies to comply with these resolutions. A fifth impact study was completed and submitted in July 2017. On March 31, 2016, the local regulator issued a final regulation that requires insurance companies to implement a risk appetite framework and produce an ORSA. The first such report was submitted to the local regulator in September 2017. Even though a formal implementation date has not yet been set, it is estimated that the new solvency and supervisory regime could be in force by 2020.
In July 2015, the Superintendence of Private Insurance, the Brazilian insurance regulator (“SUSEP”), issued a regulation establishing (i) a framework for minimum capital requirements based on risk and (ii) criteria for investment activities in insurance companies. In November 2015, SUSEP issued an additional regulation requiring insurance companies operating in Brazil to adopt a formal risk management function by the end of 2016 and to implement a formal enterprise risk management framework in 2017. In December 2016, MetLife Brazil formalized the designation of a local Risk Manager in Brazil in compliance with local regulation and in 2017 completed the implementation of governance structures and risk management framework components in accordance with local regulatory requirements.
In China, the business of our joint venture (as well as the industry) has been implementing China Risk Oriented Solvency System (“C-ROSS”), a new risk-based solvency regime, which became effective on January 1, 2016. Like Solvency II, C-ROSS focuses on risk management and has three pillars (strengthen quantitative capital requirements, enhance qualitative supervision and establish a governance and market discipline process). In September 2017, the regulator announced a three-year plan aimed at improving C-ROSS rules in line with the changing market environment.

Other International and Global Regulatory Initiatives
The IAIS, an association of insurance supervisors and regulators and a member of the Financial Stability Board (“FSB”), an international entity established to coordinate, develop and promote regulatory, supervisory and other financial sector policies in the interest of financial stability, is participating in the FSB’s initiative to identify and manage systemic risk globally. Beginning in 2013, the FSB annually designated certain insurers as globally systemically important insurers (“G-SIIs”) using an assessment methodology developed and implemented by the IAIS. In November 2016, MetLife, Inc. and eight other firms were designated as G-SIIs; in November 2017, the FSB announced it would not publish a new list of G-SIIs pending further consideration in late 2018. The FSB also recommended that the IAIS continue development of an activities-based approach to assessing and managing potential systemic risk in the insurance sector.
Current standards call for additional requirements for G-SIIs, which include higher loss absorbency (“HLA”) requirements, and more intensive supervision, among other requirements. In February 2017 the IAIS confirmed that the risk-based global insurance capital standard (“ICS”) will replace basic capital requirements as the basis for a revised HLA and that work on revisions is deferred until adoption of the ICS by the IAIS in 2019. HLA implementation is to be delayed until 2022 for the 2020 group of G-SIIs. In November 2017, the IAIS announced an agreement regarding further development and implementation of the ICS, and the impact on timing of further development and implementation of HLA requirements is unclear.
All IAIS proposals would need to be implemented at the consolidated group level by legislation or regulation in each applicable jurisdiction. As MetLife, Inc. is no longer a U.S. non-bank SIFI and none of its regulators have proposed implementing the G-SII or other capital requirements, the impact on MetLife, Inc. of such global proposals is uncertain.
Japan
Our operations in Japan are subject to regulation and examination by Japan’s Financial Services Agency (“FSA”). Our operations in Japan are required to file with the FSA annual reports for each fiscal year (ending March 31) which include financial statements. These annual reports are not prepared on a U.S. GAAP basis. Similar to the U.S., Japanese law provides that insurers in Japan must maintain specified solvency standards for the protection of policyholders and to support the financial strength of licensed insurers. As of September 30, 2017, the solvency margin ratio of our Japan operations was in excess of four times the 200% solvency margin ratio that would require corrective action, as disclosed in our most recent regulatory filing in Japan. Most Japanese life insurers maintain a solvency margin ratio well in excess of the legally mandated minimum.
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
Our insurer financial strength ratings at the date of this filing are indicated in the following table. Outlook is stable unless otherwise indicated. Additional information about financial strength ratings can be found on the websites of the respective rating agencies.

	A.M. Best	Fitch	Moody's	S&P
Ratings Structure	“A++ (superior)” to “S (suspended)”	“AAA (exceptionally strong)” to “C (distressed)”	“Aaa (highest quality)” to “C (lowest rated)”	“AAA (extremely strong)” to “SD (Selective Default)” or “D (Default)”
American Life Insurance Company	NR	NR	A1	AA-
			5th of 21	4th of 22
General American Life Insurance Company	A+	AA-	Aa3	AA-
	2nd of 16	4th of 19	4th of 21	4th of 22
Metropolitan Life Insurance Company	A+	AA-	Aa3	AA-
	2nd of 16	4th of 19	4th of 21	4th of 22
MetLife Insurance K.K. (MetLife Japan)	NR	NR	NR	AA-
4th of 22
Metropolitan Tower Life Insurance Company	A+	NR	Aa3	NR
	2nd of 16		4th of 21
__________________
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
Competition
The life insurance industry remains highly competitive. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Competitive Pressures.” We believe that the competition we face is based on a number of factors, including service, product features, scale, price, financial strength, claims-paying ratings, credit ratings, e-business capabilities and name recognition. We compete globally with a large number of other insurance companies, as well as non-insurance financial services companies, such as banks, broker-dealers and asset managers, for individual consumers, employer and other group customers, as well as agents and other distributors of insurance and investment products. Some of these companies offer a broader array of products, have more competitive pricing or, with respect to other insurance companies, have higher claims paying ability ratings. In the United States and Japan, we compete with a large number of domestic and foreign-owned life insurance companies, many of which offer products in categories on which we focus. Elsewhere, we compete with the foreign insurance operations of large U.S. insurers and with global insurance groups and local companies. Many of our group insurance products are underwritten annually and, accordingly, there is a risk that group purchasers may be able to obtain more favorable terms from competitors rather than renewing coverage with us.

We believe that the continued volatility of the financial markets and its impact on the capital position of many competitors will continue to strain the competitive environment. Although the U.S. regulatory environment has improved at the federal level, the life insurance industry continues to face challenges globally and, within the U.S., at the state level. In the current environment, we believe that financial strength, technological efficiency and organizational agility are the most significant differentiators and that we are building a company that is well positioned to succeed in any environment. For example, the Company primarily distributes its products through a variety of third-party distribution channels, including banks and broker-dealers. These distribution partners are currently placing greater emphasis on the financial strength of the company whose products they sell. An increase in bank and broker-dealer consolidation activity could increase competition for access to distributors. The effects of financial market volatility may also lead to consolidation in the life insurance industry.
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
Employees
At October 1, 2017, we had approximately 49,000 employees, calculated consistent with Regulation S-K Item 402(u) without exempting any employees under Regulation S-K Item 402(u)(4). We believe that our relations with our employees are satisfactory.

Executive Officers
Set forth below is information regarding the executive officers of MetLife, Inc.:

Name	Age	Position with MetLife and Business Experience
Steven A. Kandarian	65	•	Chairman of the Board of MetLife, Inc. (January 2012-present) (Director of MetLife, Inc. since 2011)
		•	President and Chief Executive Officer (May 2011-present) of MetLife, Inc.
		•	Executive Vice President and Chief Investment Officer of MetLife, Inc. (April 2005-April 2011)
Stephen W. Gauster	47	•	Senior Vice President and Interim General Counsel of MetLife, Inc. (July 2017-present)
		•	Senior Vice President and Chief Counsel, General Corporate Section of the Law Department (January 2016-June 2017)
		•	Senior Vice President, Chief Corporate Counsel and Assistant Secretary, Assurant, Inc., an insurance company (September 2008-December 2015)
Steven J. Goulart	59	•	Executive Vice President and Chief Investment Officer of MetLife, Inc. (May 2011-present)
		•	Head of the Portfolio Management Unit as Senior Managing Director of MLIC (January 2011-April 2011)
		•	Senior Vice President and Treasurer, MetLife, Inc. (July 2009-April 2011)
John C.R. Hele	59	•	Executive Vice President and Chief Financial Officer of MetLife, Inc. (September 2012-present)
		•	Executive Vice President, Chief Financial Officer and Treasurer, Arch Capital Group Ltd., an insurance and reinsurance company (April 2009-August 2012)
Michel Khalaf	54	•	President, U.S. Business of MetLife, Inc. (July 2017-present)
		•	President, EMEA of MetLife, Inc. (November 2011-present)
		•	Executive Vice President of MLIC (January 2011-November 2011)
		•	Regional President, Middle East, Africa and South Asia, ALICO (November 2008-November 2011) (Mr. Khalaf joined MetLife as a result of the acquisition of ALICO)
Esther S. Lee	59	•	Executive Vice President and Global Chief Marketing Officer of MetLife, Inc. (January 2015-present)
		•	Senior Vice President, Brand Marketing, Advertising and Sponsorships of AT&T, Inc., a communications company (August 2011-December 2014)
		•	Senior Vice President, Brand Marketing and Advertising of AT&T, Inc. (June 2009-July 2011)
Martin J. Lippert	58	•	Executive Vice President and Head of Global Technology and Operations of MetLife, Inc. (November 2011-present)
		•	Executive Vice President and Head of Global Technology of MetLife, Inc. (September 2011-November 2011)
Ramy Tadros	42	•	Executive Vice President and Chief Risk Officer of MetLife, Inc. (September 2017-present)
		•	Management Consultant, Oliver Wyman, Inc., a consulting company (September 1997-July 2017)
Susan Podlogar	54	•	Executive Vice President and Chief Human Resources Officer of MetLife, Inc. (July 2017-present)
		•	Vice President Human Resources Global Medical Devices, Human Resources Executive Committee, Johnson & Johnson, a medical devices, pharmaceutical and consumer products company (May 2016-June 2017)
		•	Vice President Human Resources EMEA, Global Total Rewards, Human Resources Executive Committee, Johnson & Johnson (January 2015-May 2016)
		•	Vice President Human Resources Global Total Rewards, Human Resources Executive Committee, Johnson & Johnson (January 2012-May 2015)

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
Item 1A. Risk Factors
Risks Related to the Material Weaknesses
We Have Identified Material Weaknesses in Our Internal Control over Financial Reporting, Which Could Adversely Affect Our Business, Reputation, Results of Operations and Stock Price
We have identified material weaknesses in MetLife, Inc.’s internal control over financial reporting related to the administrative and accounting practices of certain Retirement and Income Solutions (“RIS”) group annuity reserves, the untimely communication and escalation of issues regarding those reserves throughout the Company, and controls over the calculation of reserves relating to variable annuity guarantees assumed from a former operating joint venture in Japan and included within MetLife Holdings. Based on the material weaknesses, our management has determined that MetLife, Inc. has not maintained effective internal control over financial reporting as of December 31, 2017, and our independent registered public accounting firm, Deloitte and Touche LLP, has expressed an adverse opinion on MetLife Inc.’s internal control over financial reporting as of December 31, 2017. See “Controls and Procedures” for a discussion of MetLife Inc.’s internal control over financial reporting and the material weaknesses.
The material weaknesses, or a failure to promptly remediate them, may adversely affect our business, our reputation, our results of operations and the market price of our common stock. If we are unable to remediate the material weaknesses in a timely manner, our investors, regulators, customers and other business partners may lose confidence in our business or our financial reports, and our access to capital markets may be adversely affected. In addition, our ability to record, process, and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and regulations of the SEC and other regulatory authorities, could be adversely affected, which may result in violations of applicable securities laws, state insurance laws and regulations, stock exchange listing requirements and the covenants under our debt agreements. We are also exposed to lawsuits and investigations, and we could be exposed to additional legal actions. In such actions, a governmental authority may interpret a law, regulation or accounting principle differently than we have, exposing us to different or additional risks. Legal actions against us may result in payments including damages, fines, penalties, interest and other amounts assessed or awarded by courts or regulatory authorities under applicable escheat, tax, securities, ERISA, or other laws and regulations. We could incur significant costs in connection with these actions. We have not accrued for any such liabilities.
The control deficiencies resulting in the material weaknesses, in the aggregate, if not effectively remediated could also result in misstatements of accounts or disclosures related to liabilities for certain RIS group annuity contracts or certain assumed variable annuity guarantees that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

We have informed the New York State Department of Financial Services (the “NYDFS”) about our practices in connection with the payment of pension benefits to annuitants and related matters, and the NYDFS is examining the issue. The SEC staff is also investigating this matter, and several additional regulators have made inquiries into these practices, including as to related disclosures. Similarly, the SEC staff is investigating the matter relating to our calculation of certain reserves associated with variable annuity guarantees assumed from the former operating joint venture in Japan. We have also informed other regulators of this matter. We are fully cooperating with each. It is possible that other jurisdictions may pursue similar investigations or inquiries. See “Controls and Procedures.”
In addition, we cannot be certain that we will not identify additional control deficiencies or material weaknesses in the future. If we identify future control deficiencies or material weaknesses, these may lead to additional adverse effects on our business, our reputation, our results of operations, and the market price of our common stock.
Economic Environment and Capital Markets-Related Risks
Difficult Conditions in the Global Capital Markets and the Economy Generally May Materially Adversely Affect Our Business and Results of Operations
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility and disruptions in financial asset classes or various markets, including global capital markets, can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities are sensitive to changing market factors. Global market factors, including interest rates, credit spreads, equity prices, derivative prices and availability, real estate markets, foreign currency exchange rates, consumer spending, business investment, government spending, the volatility and strength of the capital markets, and deflation and inflation, all affect our financial condition, as well as the volume, profitability and results of our business operations and our ability to receive dividends from our insurance subsidiaries and meet our obligations at MetLife, Inc., either directly or by virtue of their impact on the business and economic environment generally and on general levels of economic activity, employment and customer behavior specifically. Disruptions in one market or asset class can also spread to other markets or asset classes. Upheavals in the financial markets can also affect our financial condition (including our liquidity and capital levels) as a result of mismatched impacts on the value of our assets and our liabilities. While our diversified business mix and geographically diverse business operations partially mitigate these risks, correlation across regions, countries and global market factors may reduce the benefits of diversification.
At times throughout the past several years, volatile conditions have characterized financial markets, including in recent months. Significant market volatility, and government actions taken in response, may exacerbate some of the risks we face. Concerns about political, security and/or economic conditions in the U.K., Mexico and South Korea have recently contributed to global market volatility. This market volatility has affected the performance of various asset classes at various times, and it could continue. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment.” Events following the U.K.’s referendum on June 23, 2016 and the uncertainties, including foreign currency exchange risks, associated with its withdrawal from the EU, have contributed to market volatility, both in the United States and beyond. Such events and uncertainties could contribute to weakening gross domestic product (“GDP”) growth, primarily in the U.K. and Europe. The magnitude and longevity of the potential negative economic impacts would depend on the detailed agreements reached by the U.K. and EU as a result of the exit negotiations and negotiations regarding trade and other arrangements. In addition, the impact on global capital markets, the economy and MetLife of the transition occurring in the United States government and the priorities of the Trump Administration remains uncertain. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Financial and Economic Environment.” Any of these factors could have significant adverse effects on the economy and financial markets generally.

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
Following the Separation, we continue to hold a block of variable insurance products and certain other products issued through separate accounts. The account values of these products decrease as a result of declining equity markets. Lower interest rates generally increase account values in the near term, but may result in lower returns in fixed income vehicles in the future. Decreases in account values reduce certain fees generated by these products, cause the amortization of deferred policy acquisition costs (“DAC”) to accelerate, may increase the level of insurance liabilities we must carry to support such products issued with any associated guarantees and could require us to provide additional funding to our captive reinsurers.
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
Difficult conditions in the global capital markets and the economy may continue to raise the possibility of legislative, judicial, regulatory and other governmental actions. The Trump Administration has released a memorandum that generally delayed all pending regulations from publication in the Federal Register pending their review and approval by a department or agency head appointed or designated by President Trump. See “Business — Regulation — U.S. Regulation — Insurance Regulation — Federal Initiatives.” In addition, the Trump Administration is currently renegotiating certain international trade agreements with other countries, including the North American Free Trade Agreement (“NAFTA”) with Canada and Mexico. We cannot predict with certainty what other proposals may be made or what legislation or regulations may be introduced or enacted, or what impact any such legislation or regulations may have on our business, results of operations and financial condition. See “— Regulatory and Legal Risks — Our Insurance, Pensions and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” and “— Risks Related to Our Business — Competitive Factors May Adversely Affect Our Market Share and Profitability” below.
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
Our liquidity requirements may change if, among other things, we are required to return significant amounts of cash collateral on short notice under securities lending or derivatives agreements or we are required to post collateral or make payments related to declines in market value of specified counterparty credit risk. See “— Investments-Related Risks — Should the Need Arise, We May Have Difficulty Selling Certain Holdings in Our Investment Portfolio or in Our Securities Lending Program in a Timely Manner and Realizing Full Value Given Their Illiquid Nature,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Securities Lending” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity.”
Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital needed to operate our business, most significantly in our insurance operations. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities, satisfy regulatory capital requirements, and access the capital necessary to grow our business. See “— Regulatory and Legal Risks — Our Insurance, Pensions and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.” As a result, we may be forced to delay raising capital, issue different types of securities than we would have otherwise, less effectively deploy such capital, issue shorter tenor securities than we prefer, or bear an unattractive cost of capital, which could decrease our profitability and significantly reduce our financial flexibility. Our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by disruptions in the financial markets.
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
Interest Rate Risk
Some of our products, principally traditional life, universal life, fixed annuities and guaranteed interest contracts, as well as funding agreements and structured settlements, expose us to the risk that changes in interest rates will reduce our investment margin or “spread,” or the difference between the amounts that we are required to pay under the contracts in our general account and the rate of return we earn on general account investments intended to support obligations under such contracts. Our spread is a key component of our net income.
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
As a global insurance company, we are also affected by the monetary policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and of central banks around the world. Actions resulting from these policies may have an impact on the pricing levels of risk-bearing investments, and may adversely impact the income we earn on our investments or the level of product sales. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment.”
Increases in interest rates could also negatively affect our profitability. In periods of rapidly increasing interest rates, we may not be able to replace, in a timely manner, the investments in our general account with higher yielding investments needed to fund the higher crediting rates necessary to keep interest rate sensitive products competitive. We, therefore, may have to accept a lower spread and, thus, lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals may tend to increase as policyholders seek investments with higher perceived returns as interest rates rise. This process may result in cash outflows requiring that we sell investments at a time when the prices of those investments are adversely affected by the increase in interest rates, which may result in realized investment losses. Unanticipated withdrawals, terminations and substantial policy amendments may cause us to accelerate the amortization of DAC and VOBA, which reduces net income and potentially negatively affects our credit instrument covenants and rating agency assessment of our financial condition, and may also cause us to accelerate the amortization of negative VOBA, which increases net income. An increase in interest rates could also have a material adverse effect on the value of our investment portfolio, for example, by decreasing the estimated fair values of the fixed income securities that comprise a substantial portion of our investment portfolio. Additionally, an increase in interest rates could increase our daily settlement payments on interest rate futures and cleared swaps, which may result in increased cash outflows and increase our liquidity needs. Finally, an increase in interest rates could result in decreased fee income associated with a decline in the value of variable annuity account balances invested in fixed income funds. However, this increase in interest rates would typically cause any guaranteed living benefits to decline in value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment.”
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
In addition, we invest a portion of our investments in leveraged buy-out funds, hedge funds and other private equity funds. The amount and timing of net investment income from such funds tends to be uneven as a result of the performance of the underlying investments. The timing of distributions from such funds, which depends on particular events relating to the underlying investments, as well as the funds’ schedules for making distributions and their needs for cash, can be difficult to predict. As a result, the amount of net investment income from these investments can vary substantially from period to period. Significant volatility could adversely impact returns and net investment income on these alternative investment classes. In addition, the estimated fair value of such investments or other equity securities we hold may be impacted by downturns or volatility in equity markets. See “Quantitative and Qualitative Disclosures About Market Risk.” Additionally, an increase in equity markets could increase settlement payments on equity futures, which may result in increased cash outflows and increase our liquidity needs.
Real Estate Risk
Our primary exposure to real estate risk relates to commercial, agricultural and residential real estate. Our exposure to these risks stems from various factors, including the supply and demand of leasable commercial space, creditworthiness of tenants and partners, capital markets volatility, interest rate fluctuations, commodity prices and farm incomes. Although we manage credit risk and market valuation risk for our commercial, agricultural and residential real estate assets through geographic, property type and product type diversification, as well as asset allocation, general economic conditions in the commercial, agricultural and residential real estate sectors will continue to influence the performance of these investments. These factors, which are beyond our control, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows.
Obligor-Related Risks
Country specific volatility due to local economic and/or political concerns may affect the performance of certain of our investments. We have exposure to such volatility, as we maintain general account investments in such countries to support our insurance operations and related policyholder liabilities in these countries and we also have exposure through our global portfolio diversification. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Financial and Economic Environment” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment — Selected Country Investments.”

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
Derivatives Risk
We use the payments we receive from counterparties pursuant to derivative instruments into which we have entered to offset future changes in the fair value of our assets and liabilities and current or future changes in cash flows. We enter into a variety of derivative instruments, including options, futures, forwards, and interest rate and credit default swaps with a number of counterparties. Amounts that we expect to collect under current and future derivatives are subject to counterparty risk. Our obligations under our products are not changed by our hedging activities and we are liable for our obligations even if our derivative counterparties do not pay us. Such defaults could have a material adverse effect on our financial condition and results of operations. Substantially all of our derivatives require us to pledge or receive collateral or make payments related to any decline in the net estimated fair value of such derivatives executed through a specific broker at a clearinghouse or entered into with a specific counterparty on a bilateral basis. In addition, ratings downgrades or financial difficulties of derivative counterparties may require us to utilize additional capital with respect to the impacted businesses. Furthermore, the valuation of our derivatives could change based on changes to our valuation methodology or the discovery of errors.
Federal banking regulators have recently adopted new rules that will apply to certain qualified financial contracts, including many derivatives contracts, securities lending agreements and repurchase agreements, with certain banking institutions and certain of their affiliates. These new rules, which will be applicable beginning in 2019, will generally require the banking institutions and their applicable affiliates to include contractual provisions in their qualified financial contracts that limit or delay certain rights of their counterparties including counterparties’ default rights (such as the right to terminate the contracts or foreclose on collateral) and restrictions on assignments and transfers of credit enhancements (such as guarantees) arising in connection with the banking institution or an applicable affiliate becoming subject to a bankruptcy, insolvency, resolution or similar proceeding. To the extent that any of the derivatives, securities lending agreements or repurchase agreements that we enter into are subject to these new rules, it could increase our counterparty risk or limit our recovery in the event of a default.
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

Regulatory and Legal Risks
Our Insurance, Pensions and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth
Our insurance operations and our pensions and brokerage businesses are subject to a wide variety of insurance and other laws and regulations. See “Business — Regulation,” as supplemented by discussions of regulatory developments in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments.”
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
In 2015, the NAIC commenced an initiative to study variable annuity solvency regulations, with the goal of curtailing the use of variable annuity captives. In connection with this initiative, the NAIC engaged a third-party consultant to conduct two quantitative impact studies over a two-year period. The NAIC has exposed the consultant’s recommendations for comment which, if adopted, likely would apply to insurers’ existing and new business and likely would materially change the sensitivity of the balance sheet (including reserve and capital requirements) to capital markets. It is not possible to predict whether the amount of reserves or capital required to support our variable annuity contracts would increase or decrease if the NAIC adopts any new model laws, regulations and/or other standards applicable to variable annuity business after considering such recommendations, nor is it possible to predict the extent to which any such model laws, regulations and/or other standards would affect the effectiveness and design of our risk mitigation and hedging programs. Furthermore, no assurances can be given as to whether any such model laws, regulations and/or other standards will be adopted or to the timing of any such adoption.
The NAIC is also studying RBC revisions for bonds, real estate, equity and collateral pledged to support FHLB advances, as well as longevity risk. It is premature to project the impact of any potential regulatory changes resulting from such studies. The NAIC is also studying RBC revisions for operational risk.
The NAIC has modernized the calculation of life insurance reserves through the introduction of principle-based reserving, which became operative on January 1, 2017 in those states where it has been adopted, with a three-year phase-in period, at the option of insurance companies on a product-by-product basis, for new business. To date, principle-based reserving has been adopted by all of the states where our insurance subsidiaries are domiciled, except in New York where the NYDFS has publicly stated its intention to implement this approach, subject to a working group of the NYDFS establishing the necessary reserves safeguards and the adoption of enabling legislation by the New York legislature, which is currently pending. We cannot predict how principle-based reserving will impact the reserves or compliance costs, if any, of our insurance subsidiaries. See “Business — Regulation — U.S. Regulation — Insurance Regulation — NAIC.”
The NAIC has been considering development of the group capital calculation assessment tool, a methodology for the calculation of capital for all the entities in an insurance holding company group, including non-U.S. entities. The goal is to provide U.S. regulators with a method to aggregate the available capital and the minimum capital of each entity in a group in a way that applies to all groups regardless of their structure. The NAIC has stated that the calculation will be a regulatory tool and will not constitute a requirement or standard. Nonetheless, any new group capital calculation methodology may incorporate existing risk-based capital concepts. It is not possible to predict what impact any such regulatory tool may have on our business. In August of 2017, the NAIC released a paper on macro-prudential initiatives, in which it proposed potential enhancements in supervisory practices related to liquidity, recovery and resolution, capital stress testing and counterparty exposure concentrations. We expect the NAIC to develop these proposals during 2018. We cannot predict the capital and reserve impacts or compliance costs, if any, that may result from the above initiatives, or what impact these initiatives will have on our business, financial condition or results of operations.

In addition, following the reduction in the federal corporate income tax rate pursuant to U.S. Tax Reform, the NAIC may revise the methodology or factors used to calculate RBC, which is the denominator of the RBC ratio. If such potential revisions to the NAIC’s RBC calculation would result in a reduction in the RBC ratio for one or more of our insurance subsidiaries below certain prescribed levels, we may be required to hold additional capital in such subsidiary or subsidiaries. Although we do not expect that such potential revisions would impact our current dividend or capital plans, any increase in the amount of capital our insurance subsidiaries are required to hold could reduce the amount of dividends such subsidiaries are able to distribute to MetLife, Inc. Any reduction in the RBC ratios of our insurance subsidiaries could adversely affect their financial strength ratings. For more information regarding U.S. Tax Reform, see “— U.S. Tax Reform Could Have an Impact on Us” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Overview — U.S. Tax Reform.”
U.S. Federal Regulation Affecting Insurance
Currently, the business of insurance is primarily regulated at the state level. However, Dodd-Frank established the FIO within the Department of the Treasury, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the U.S., as well as to collect information about the insurance industry and recommend prudential standards. On December 12, 2013, the FIO issued a report, mandated by Dodd-Frank, which, among other things, urged the states to modernize and promote greater uniformity in insurance regulation. The report raised the possibility of a greater role for the federal government if states do not achieve greater uniformity in their laws and regulations. We cannot predict with certainty whether any such legislation or regulatory changes will be adopted, or what impact they will have on our business, financial condition or results of operations. Dodd-Frank also created the FSOC, which has the authority to designate certain financial companies as non-bank SIFIs subject to Federal Reserve supervision. On January 23, 2018, the United States District Court of Appeals for the District of Columbia dismissed the FSOC’s appeal of the D.C. Circuit Court’s March 30, 2016 decision that rescinded the FSOC’s designation of MetLife, Inc. as a non-bank SIFI. There can be no assurance that the FSOC will not seek to again designate MetLife, Inc. as a non-bank SIFI subject to regulation that could materially and adversely affect our business and competitive position, such as RBC requirements and leverage limits, liquidity requirements, overall risk management requirements, resolution plan and credit exposure requirements, concentration limits, and other requirements. See “Business — Regulation — U.S. Regulation — Insurance Regulation — Federal Initiatives.”
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
ERISA and Fiduciary Considerations
We provide products and services to certain employee benefit plans that are subject to ERISA and the Code. As such, our activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and those fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA plans and participants and IRAs if the investment recommendation results in fees paid to the individual advisor, the firm that employs the advisor or their affiliates that vary according to the investment recommendation chosen, unless an exemption or exception is available. Similarly, without an exemption or exception, fiduciary advisors are prohibited from receiving compensation from third parties in connection with their advice. ERISA also affects certain of our in-force insurance policies and annuity contracts, as well as insurance policies and annuity contracts we may sell in the future.

The DOL issued new regulations, which became for the most part applicable on June 9, 2017, that substantially expanded the definition of “investment advice” and require that an impartial or “best interests” standard be met in providing such advice, thereby broadening the circumstances under which MetLife or its representatives, in providing investment advice with respect to ERISA plans, plan participants or IRAs, could be deemed a fiduciary under ERISA or the Code. Pursuant to the final regulations, certain communications with plans, plan participants and IRA holders, including the sales of products, and investment management or advisory services, could be deemed fiduciary investment advice, thus causing increased exposure to fiduciary liability if the distributor does not recommend what is in the client’s best interests. While the final regulations also provide that, to a limited extent, contracts sold and advice provided prior to the applicable date do not have to be modified to comply with the new investment advice regulations, there is lack of clarity surrounding some of the conditions for qualifying for this limited exception. There can be no assurance that the DOL will agree with our interpretation of the provisions of the new regulations, in which case the DOL and IRS could assess significant penalties against a portion of products sold prior to the applicable date. The assessment of such penalties could also trigger substantial litigation risk. Any such penalties and related litigation could adversely affect our results of operations and financial condition.
The DOL also issued amendments to certain of its prohibited transaction exemptions, and issued a new exemption that applies more onerous disclosure and contract requirements to, and increases fiduciary requirements and fiduciary liability exposure in respect of, certain transactions involving ERISA plans, plan participants and IRAs. On November 27, 2017, the changes the rule made to existing prohibited transaction exemptions and contract and disclosure requirements of the new exemption (other than the impartial interest standard) were delayed until July 1, 2019, in order to give the DOL the time necessary to consider public comments made in July and September 2017, as well as a February 2017 directive from the President to analyze the rule’s impact to access to retirement information and financial advice. The rule is also being challenged in the Fifth Circuit Court of Appeals (and elsewhere), where a decision is expected during the first quarter of 2018.
Concurrent with the rule delay, on November 24, 2017 the NAIC issued an exposure draft of an expanded Suitability in Annuity Transactions Model Regulation, intended to result in the adoption of a “best interest” standard on a nationwide basis. We are working with industry trade groups to provide comments to this draft. In addition, on December 27, 2017 the NYDFS proposed revisions to Insurance Regulation 187, which not only incorporate the “best interest” standard, but also would expand the scope of the regulations to include sales of life insurance policies and annuities to consumers. The NYDFS proposed revisions to Regulation 187 are open for public comment until February 25, 2018. These developments leave open the possibility of further modifications to the federal rule. In addition, Insurance Regulation 187 may result in additional requirements on insurers and agents concerning both new and in-force annuity and life insurance products. We cannot predict what other proposals may be made, what legislation or regulations may be introduced or enacted, or what impact any such legislation or regulations may have on our business, product sales, results of operations and financial condition.
While we continue to analyze the impact of the final regulations on our business, we believe they could have an adverse effect in their present form on sales of annuity products to ERISA qualified plans through our independent distribution partners. Under the new regulations, advisors (including independent distributors) who sell fixed index-linked annuities to IRAs, IRA rollovers or 401(k) plans are deemed to be fiduciaries and are prohibited from receiving compensation unless they comply with a prohibited transaction exemption. The exemption requires advisors to comply with impartial conduct standards and may require us to exercise additional oversight of the sales process. Compliance with the prohibited transaction exemption will likely result in increased regulatory burdens on us and our independent distribution partners, changes to our compensation practices and product offerings and increased litigation risk, which could adversely affect our results of operations and financial condition. See “Business — Regulation — U.S. Regulation — ERISA and Fiduciary Considerations.”
There remains uncertainty over whether the regulations will be substantially modified or repealed. Application of a portion of the rules on June 9, 2017 and an additional 18-month delay on the remaining components, in light of the overall reconsideration of the rules requested by President Trump, could create confusion among our distribution partners which could negatively impact product sales. We cannot predict what other proposals may be made, what legislation may be introduced or enacted, or what impact any such legislation may have on our business, results of operations and financial condition.

International Regulation
Our international insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are located or operate. A significant portion of our revenues is generated through operations in foreign jurisdictions, including many countries in early stages of economic and political development. Our international operations may be materially adversely affected by the actions and decisions of foreign authorities and regulators. See “— Risks Related to Our Business — Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability.” This may also impact many of our customers and independent sales intermediaries. Changes in the laws and regulations that affect these customers and independent sales intermediaries or their operations also may affect our business relationships with them and their ability to purchase or distribute our products, as well as our product design. Accordingly, these changes and actions may negatively affect our business in these jurisdictions. We expect the scope and extent of regulation outside of the U.S., as well as regulatory oversight, generally, to continue to increase. The authority of our international operations to conduct business is subject to licensing requirements, permits and approvals, and these authorizations are subject to modification and revocation. The regulatory environment in the countries in which we operate and changes in laws could have a material adverse effect on our results of operations. See “Business — Regulation — International Regulation.”
Solvency Regimes
Certain of our businesses are subject to Solvency II, which became effective on January 1, 2016 in the EEA and covers the capital adequacy, risk management and regulatory reporting for issuers and reinsurers, and are subject to Solvency II-like frameworks in Mexico and China, with other similar solvency standards under development in other markets such as Brazil and Chile. See “Business — Regulation — International Regulation — Solvency Regimes.” As requirements are finalized by the regulators, capital requirements might be impacted in a number of jurisdictions. In addition, our legal entity structure throughout Europe may impact our capital requirements, risk management infrastructure and reporting by country.
Other International and Global Regulatory Initiatives
In the wake of the financial crisis, national and international authorities have proposed measures intended to increase the intensity of regulation of large financial institutions, requiring greater coordination among regulators and efforts to harmonize regulatory regimes. There can be no assurance that MetLife will not in the future be subject to enhanced capital standards, supervision and additional requirements, such as G-SII requirements or other group capital standards or insurer capital standards outside of the U.S. See “Business — Regulation — International Regulation — Other International and Global Regulatory Initiatives.”
General
From time to time, regulators raise issues during examinations or audits of MetLife, Inc.’s regulated subsidiaries that could, if determined adversely, have a material impact on us. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements. Further, a particular regulator or other governmental authority may interpret a law, regulation or accounting principle differently than we have, exposing us to different or additional risks. Compliance with applicable laws and regulations, including regulatory and securities filings requirements, is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business. Additionally, any failure to strictly comply with regulatory or securities filing requirements, or any other legal or regulatory requirements, could harm our reputation or result in regulatory sanctions or legal claims. Changes to or failure to comply with applicable laws and regulations could thus have a material adverse effect on our financial condition and results of operations.

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
Legislative and Regulatory Activity in Health Care and Other Employee Benefits Could Affect our Profitability as a Provider of Life Insurance, Annuities, and Non-Medical Health Insurance Benefit Products
The Affordable Care Act has led to fundamental changes in the way that employers, including us, provide health care benefits and other forms of compensation to their employees and former employees. In addition to imposing obligations on MetLife as an enterprise, the Affordable Care Act also imposes requirements and taxes on us as a provider of non-medical health insurance benefits and as a purchaser of certain of these products. See “Business — Regulation — U.S. Regulation — Insurance Regulation — Health Care Regulation” for information regarding such requirements and taxes, including the effects of the health insurer fee and of assessments related to public healthcare exchanges. The Affordable Care Act or other related regulations or regulatory actions may adversely affect our ability to continue to offer certain non-medical health and dental insurance products in the same manner as we do today and may continue to result in increased and unpredictable costs to provide certain products thereby harming our competitive position.
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

As a result of Dodd-Frank, there have been a number of changes proposed or adopted to the laws and regulations that govern the conduct of our variable and registered fixed insurance products business and the firms that distribute these products. The future impact of recently adopted revisions to laws and regulations, as well as revisions that are still in the proposal stage, on the way we conduct our business and the products we sell is unclear. Such impact could adversely affect our operations and profitability, including increasing the regulatory and compliance burden upon us, resulting in increased costs, or limiting the type, amount or structure of compensation arrangements into which we may enter with certain of our employees, negatively impacting our ability to compete with other companies in recruiting and maintaining key personnel. See “Business — Regulation — U.S. Regulation — ERISA and Fiduciary Considerations” and “Business — Regulation — U.S. Regulation — Securities, Broker-Dealer and Investment Adviser Regulation.” However, following the change of Administration, we cannot predict with certainty whether any such proposals will be adopted, or what impact adopted revisions will have on our business, financial condition or results of operations. See “— Our Insurance, Pensions and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” for information regarding the Trump Administration’s expressed goals to amend Dodd-Frank. We also may be subject to similar laws and regulations in the foreign countries in which we offer products or conduct other activities similar to those described above. See “Business — Regulation — International Regulation.”
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
Changes in Tax Laws or Interpretations of Such Laws Could Reduce Our Earnings and Materially Impact Our Operations by Increasing Our Corporate Taxes and Making Some of Our Products Less Attractive to Consumers
Changes in domestic or foreign tax laws or interpretations of such laws could increase our corporate taxes and reduce our earnings. Global budget deficits make it likely that governments’ need for additional offsetting revenue will result in future tax proposals that will increase our effective tax rate or have product implications. However, it remains difficult to predict the timing and effect that future tax law changes could have on our earnings both in the U.S. and in foreign jurisdictions. Such changes could not only directly impact our corporate taxes but also could adversely impact our products (both life insurance and retirement plans) by making some of our products less attractive to consumers. A shift away from life insurance and annuity contracts and other tax-deferred products by our customers would reduce our income from sales of these products, as well as the asset base upon which we earn investment income and fees, thereby reducing our earnings and potentially affecting the value of our deferred tax assets.
On December 22, 2017, U.S. Tax Reform was signed into law. See “— U.S. Tax Reform Could Have an Impact on Us” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Overview — U.S. Tax Reform.”
U.S. Tax Reform Could Have an Impact on Us
U.S. Tax Reform includes numerous changes in tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%, which took effect for taxable years beginning on or after January 1, 2018, and a participation exemption system which generally eliminates U.S. federal income tax on dividends received from foreign subsidiaries. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Overview — U.S. Tax Reform.”
The overall effect of U.S. Tax Reform may be positive for MetLife. However, U.S. Tax Reform also includes particular changes that may not be positive for MetLife, including changes to the amortization periods for deferred acquisition costs, the computation of insurance tax reserves, deductibility of certain corporate expenses, two new international revenue-raising provisions, and rules relating to the dividends received deduction. In addition, U.S. Tax Reform contains provisions whose meaning is subject to differing interpretations, and future guidance may differ adversely from our current interpretation.

Litigation and Regulatory Investigations Are Increasingly Common in Our Businesses and May Result in Significant Financial Losses and/or Harm to Our Reputation
We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In connection with our insurance or pension operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, investments, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large and/or indeterminate amounts, including punitive and treble damages. Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may normally be difficult to ascertain. Uncertainties can include how fact finders will evaluate documentary evidence and the credibility and effectiveness of witness testimony, and how trial and appellate courts will apply the law in the context of the pleadings or evidence presented, whether by motion practice, or at trial or on appeal. In addition, a court or other governmental authority may interpret a law, regulation or accounting principle differently than we have, exposing us to different or additional risks. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel will themselves view the relevant evidence and applicable law. Material pending litigation and regulatory matters affecting us and risks to our business presented by these proceedings are discussed in Note 20 of the Notes to the Consolidated Financial Statements. Updates are provided in the notes to our interim condensed consolidated financial statements regarding contingencies, commitments and guarantees included in our subsequently filed quarterly reports on Form 10-Q, as well as in Part II, Item 1 (“Legal Proceedings”) of those quarterly reports. See also “— Risks Related to the Material Weaknesses — We Have Identified Material Weaknesses in Our Internal Control over Financial Reporting, Which Could Adversely Affect Our Business, Reputation, Results of Operations and Stock Price.”
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
Current claims, litigation, unasserted claims probable of assertion, investigations and other proceedings against us could have a material adverse effect on our business, financial condition or results of operations. It is also possible that related or unrelated claims, litigation, unasserted claims probable of assertion, investigations and proceedings may be commenced in the future, and we could become subject to further investigations and have lawsuits filed or enforcement actions initiated against us. We currently have a market presence in numerous non-U.S. jurisdictions and may be subject to additional investigations and lawsuits in these jurisdictions. Increased regulatory scrutiny and any resulting investigations or proceedings in any of the jurisdictions in which we operate could result in new legal actions and precedents and industry-wide regulations that could adversely affect our business, financial condition and results of operations.
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
Our Requirements to Pledge Collateral or Make Payments Related to Declines in Estimated Fair Value of Derivatives Transactions or Specified Assets in Connection with OTC-Cleared and OTC-Bilateral Transactions May Adversely Affect Our Liquidity, Expose Us to Central Clearinghouse and Counterparty Credit Risk, and Increase our Costs of Hedging
Substantially all of our derivatives transactions require us to pledge collateral related to any decline in the net estimated fair value of such derivatives transactions executed through a specific broker at a clearinghouse or entered into with a specific counterparty on a bilateral basis. Certain derivatives financing transactions require us to pledge collateral or make payments related to declines in the estimated fair value of the specified assets under certain circumstances to central clearinghouses or our counterparties. The amount of collateral we may be required to pledge and the payments we may be required to make under our derivatives transactions may increase under certain circumstances and will increase as a result of the requirement to pledge initial margin for OTC-cleared transactions and for OTC-bilateral transactions entered into after the phase-in period, which will likely be applicable to us in September 2020 as a result of the adoption by the Office of the Comptroller of the Currency, the Federal Reserve Board, FDIC, Farm Credit Administration and Federal Housing Finance Agency (collectively, the “Prudential Regulators”) and the CFTC of final margin requirements for non-centrally cleared derivatives. Although the final rules allow us to pledge a broad range of non-cash collateral as initial and variation margin, the Prudential Regulators, CFTC, central clearinghouses and counterparties may restrict or eliminate certain types of eligible collateral or charge us to pledge such non-cash collateral, which would increase our costs and could adversely affect the liquidity of our investments and the composition of our investment portfolio. See “Business — Regulation — U.S. Regulation — Regulation of Over-the-Counter Derivatives,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral,” and Note 9 of the Notes to the Consolidated Financial Statements.
Gross Unrealized Losses on Fixed Maturity Securities and Defaults, Downgrades or Other Events May Result in Future Impairments to the Carrying Value of Such Securities, Resulting in a Reduction in Our Net Income
Fixed maturity securities classified as available-for-sale (“AFS”) securities are reported at their estimated fair value. Unrealized gains or losses on AFS securities are recognized as a component of other comprehensive income (loss) (“OCI”) and are, therefore, excluded from net income. In recent periods, as a result of low interest rates, the unrealized gains on our fixed maturity securities have exceeded the unrealized losses. However, if interest rates rise, our unrealized gains would decrease and our unrealized losses would increase, perhaps substantially. The accumulated change in estimated fair value of these AFS securities is recognized in net income when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities AFS.”

The occurrence of a major economic downturn, acts of corporate malfeasance, widening credit risk spreads, or other events that adversely affect the issuers or guarantors of securities or the underlying collateral of structured securities could cause the estimated fair value of our fixed maturity securities portfolio and corresponding earnings to decline and cause the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Similarly, a ratings downgrade affecting a security we hold could indicate the credit quality of that security has deteriorated and could increase the capital we must hold to support that security to maintain our RBC levels. Levels of writedowns or impairments are impacted by intent to sell, or our assessment of the likelihood that we will be required to sell, fixed maturity securities. Realized losses or impairments on these securities may have a material adverse effect on our net income in a particular quarterly or annual period.
Our Valuation of Securities and Investments and the Determination of the Amount of Allowances and Impairments Taken on Our Investments Are Subjective and Include Methodologies, Estimations and Assumptions Which Are Subject to Differing Interpretations and Market Conditions and, if Changed, Could Materially Adversely Affect Our Results of Operations or Financial Condition
Fixed maturity, equity, and fair value option (“FVO”) securities, as well as short-term investments that are reported at estimated fair value represent the majority of our total cash and investments. We define fair value generally as the price that would be received to sell an asset or paid to transfer a liability. Considerable judgment is often required in interpreting market data to develop estimates of fair value, and the use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts. During periods of market disruption including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. In addition, in times of financial market disruption, certain asset classes that were in active markets with significant observable data may become illiquid. In those cases, the valuation process includes inputs that are less observable and require more subjectivity and management judgment. Valuations may result in estimated fair values which vary significantly from the amount at which the investments may ultimately be sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in estimated fair value could vary significantly. Decreases in the estimated fair value of securities we hold may have a material adverse effect on our results of operations or financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments” and Notes 1 and 10 of the Notes to the Consolidated Financial Statements.
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

Risks Related to Our Business
Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability
Our international operations face political, legal, financial, operational and other risks. These operations may be materially adversely affected by the actions and decisions of foreign authorities and regulators, such as through nationalization or expropriation of assets; the imposition of limits on foreign ownership of local companies which may increase our dependence on joint venture counterparties and/or impact how we account for our joint venture ownership interests; changes in laws (including tax laws and regulations), their application or interpretation; political instability (including any resulting economic or trade sanctions); dividend limitations; price controls; changes in applicable currency; currency exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold into U.S. dollars or other currencies, as well as other adverse actions by foreign governmental authorities and regulators, such as the retroactive application of new requirements on our current and prior activities or operations, the imposition of regulations limiting our ability to distribute our products, and public or political criticism of our products, practices, and other aspects of our business and operations. Such actions may negatively affect our business or reputation in these jurisdictions and could indirectly affect our business or reputation in other jurisdictions as well. Some of our foreign insurance operations are, and are likely to continue to be, in emerging markets where these risks are heightened. For example, proposed reform of the Chilean pension system, if enacted, may have a significant adverse effect on our business in Chile. See “Business — Regulation — International Regulation.”
The United States, Mexico, and Canada are currently renegotiating NAFTA, which had eliminated most trade tariffs between the three countries. While our current business in Mexico is not directly dependent upon any specific trade agreement provision, and is tied to the general economy and the growth of the market, if the current rules on government procurement under NAFTA were modified or eliminated, it could have a material adverse impact on our business in Mexico, given our business model. We cannot predict with certainty what proposals may be made in connection with international trade agreements or what legislation or regulations may be introduced or enacted, or what impact any such legislation or regulations may have on our business, results of operations and financial condition.
Part of our international insurance operations may be subject to assessments, generally based on their proportionate share of business written in the relevant jurisdiction, for certain obligations to policyholders and claimants resulting from the insolvency of insurance companies. We cannot predict the timing and scope of any assessments that may be made in the future, which may materially affect the results of operations of our international insurance operations in particular quarterly or annual periods. See “Business — Regulation — International Regulation” and “Quantitative and Qualitative Disclosures About Market Risk,” as well as “— Regulatory and Legal Risks — Our Insurance, Pensions and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.”
We have market presence in numerous jurisdictions and increased exposure to risks posed by local and regional economic conditions. Concerns about the political, security and/or economic conditions in the U.K., Mexico and South Korea have recently contributed to global market volatility. Lack of legal certainty and stability in these regions exposes our operations there to increased risk of disruption and to adverse or unpredictable actions by regulators and may make it more difficult for us to enforce our contracts, which may negatively impact our business in these regions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Financial and Economic Environment.”
On June 23, 2016, the U.K. held a referendum regarding its membership in the EU, resulting in a vote in favor of leaving the EU. The U.K. government triggered the withdrawal process by notifying the EU on March 29, 2017 of the U.K.’s intention to withdraw from the EU. The member withdrawal provisions in the applicable EU treaty provide that the U.K. and the EU will negotiate a withdrawal agreement during a maximum two-year period (unless such period is extended by unanimous vote of the EU member states). In the meantime, the U.K. remains a member of the EU with unchanged rights to access the single EU market in goods and services. Our U.K. business model utilizes certain rights to operate cross-border insurance and investment operations which may be modified or eliminated as a result of the U.K. exiting the EU. Operating expenses within our businesses could increase as a result of uncertainties during the negotiation period and upon the U.K.’s withdrawal.
Economic slowdowns and volatility may impact markets where we have a material presence, including Japan, Latin America and Europe. Unfavorable economic conditions could adversely impact the demand for our products, negatively impact earnings, adversely affect the performance of our investments or result in impairments, all of which could have a material adverse effect on our business, results of operations and financial condition. See “— Economic Environment and Capital Markets-Related Risks — Difficult Conditions in the Global Capital Markets and the Economy Generally May Materially Adversely Affect Our Business and Results of Operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment — Selected Country Investments.”

Furthermore, we rely on local sales forces in these jurisdictions and may encounter labor problems resulting from workers’ associations and trade unions in some jurisdictions. Additionally, if associates fail to adhere to local regulatory requirements or our policies and procedures, we may be subject to penalties, restrictions or other sanctions by local regulators in such jurisdictions, and we may suffer reputational harm. If our business model is not successful in a particular jurisdiction, we may lose all or most of our investment in building and training the sales force in that jurisdiction.
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
In addition, certain of our life and annuity products are exposed to foreign exchange rate risk. Payments under these contracts, depending on the circumstances, may be required to be made in different currencies and may not be the legal tender in the country whose law governs the particular product. Changes in exchange rate movements and the imposition of capital controls may also directly impact the liability valuation that may not be entirely hedged. If the currency upon which expected future payments are made strengthens, the liability valuation may increase, which may adversely affect our results of operations and financial condition.
We match substantially all of our foreign currency denominated liabilities in our foreign subsidiaries with investments denominated in their respective foreign currency, which limits the effect of currency exchange rate fluctuations on local operating results; however, fluctuations in such rates affect the translation of these results into our U.S. dollar basis consolidated financial statements. Although we take certain actions to address this risk, including entering into foreign currency derivatives, foreign currency exchange rate fluctuations could materially adversely affect our reported results due to unhedged positions, asymmetrical and non-economic accounting resulting from derivative gains (losses) on non-qualifying hedges, or the failure of hedges to effectively offset the impact of the foreign currency exchange rate fluctuation. Our reported results could also be adversely affected if the economy of one or more of our foreign subsidiaries is determined to be “highly inflationary,” generally defined by a cumulative inflation rate of approximately 100% or more over a three-year period.
We face significant exposure to risks associated with fluctuations in the yen/U.S. dollar exchange rate because we have substantial operations in Japan and a large portion of our premiums and investment income in Japan are received in yen. Most claims and expenses associated with our operations in Japan are also paid in yen and we primarily purchase yen-denominated assets to support yen-denominated policy liabilities. These and other yen-denominated financial statement items are, however, translated into U.S. dollars for financial reporting purposes. Accordingly, fluctuations in the yen/U.S. dollar exchange rate can have a significant effect on our reported financial position and results of operations. Our Japan operation does assume some currency exposure by backing a portion of surplus and yen-denominated liabilities with U.S. dollar assets. Although this represents risk to our Japan operation, most of these U.S. dollar assets are hedged to yen with currency derivatives. Additionally, our Japan operation sells U.S. dollar and Australian dollar life and annuity products to Japanese customers. We may experience elevated levels of early policy terminations when the Japanese yen weakens against these currencies. While the cost of early policy terminations is offset by surrender charges, foreign exchange rate fluctuations will impact both our sales volumes and the amount of business we have in-force.
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

An Inability to Access Our Credit Facility Could Result in a Reduction in Our Liquidity and Lead to Downgrades in Our Credit and Financial Strength Ratings
We rely on our $3.0 billion unsecured credit facility maintained by MetLife, Inc. and MetLife Funding, Inc. (“MetLife Funding”), an indirect wholly-owned subsidiary of MetLife, Inc. (the “Credit Facility”), as a potential source of liquidity. The availability of the Credit Facility could be critical to our credit and financial strength ratings and our ability to meet our obligations as they come due in a market when alternative sources of credit are tight. The Credit Facility contains certain administrative, reporting, legal and financial covenants, including a requirement to maintain a specified minimum consolidated net worth. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities” and Note 12 of the Notes to the Consolidated Financial Statements.
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

Downgrades in our financial strength or credit ratings or changes to our ratings outlooks could have a material adverse effect on our financial condition and results of operations in many ways, including:

•	reducing new sales of insurance products, annuities and other investment products;

•	impacting the cost and availability of financing for MetLife, Inc. and its subsidiaries;

•	adversely affecting our relationships with our sales force and independent sales intermediaries;

•	materially increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders;

•	requiring us to post additional collateral under certain of our financing and derivative transactions;

•	requiring us to reduce prices for many of our products and services to remain competitive;

•	providing termination rights for the benefit of our derivative instrument counterparties;

•	adversely affecting our ability to obtain reinsurance at reasonable prices or at all;

•	limiting our access to the capital markets;

•	increasing the cost of debt;

•	requiring us to post collateral; and

•	subjecting us to increased regulatory scrutiny.
In addition to the financial strength ratings of our insurance subsidiaries, various NRSROs also publish credit ratings for MetLife, Inc. and several of its subsidiaries. Credit ratings indicate the NRSROs’ opinion regarding a debt issuer’s ability to meet the terms of debt obligations in a timely manner and are important factors in our overall funding profile and ability to access certain types of liquidity. See Note 9 of the Notes to the Consolidated Financial Statements for information regarding the impact of a one-notch downgrade with respect to derivative transactions with financial strength or credit rating downgrade triggers and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” for further information on the impact of a one-notch downgrade. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital — Rating Agencies.”
In view of the difficulties experienced by many financial institutions as a result of the financial crisis and ensuing global recession, including our competitors in the insurance industry, we believe it is possible that the NRSROs will continue to heighten the level of scrutiny that they apply to insurance companies, will continue to increase the frequency and scope of their credit reviews, will continue to request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the models for maintenance of certain ratings levels. In addition, the material weaknesses in our internal control over financial reporting could result in downgrades in our financial strength or credit ratings. See “Controls and Procedures” and “— Risks Related to the Material Weaknesses — We Have Identified Material Weaknesses in Our Internal Control over Financial Reporting, Which Could Adversely Affect Our Business, Reputation, Results of Operations and Stock Price.” Our ratings could be downgraded at any time and without notice by any NRSRO.
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
In addition, we use derivatives to hedge various business risks. We enter into a variety of derivatives, including options, forwards, interest rate, credit default and currency swaps with a number of counterparties on a bilateral basis for uncleared OTC derivatives and with clearing brokers and central clearinghouses for OTC-cleared derivatives. We also enter into futures and exchange-traded options with clearing brokers and central clearinghouses. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Derivatives.” If our counterparties, clearing brokers or central clearinghouses fail or refuse to honor their obligations under these derivatives, our hedges of the related risk will be ineffective. This risk is more pronounced in light of the stresses suffered by financial institutions over the past few years. Such failure could have a material adverse effect on our financial condition and results of operations.
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
Due to the nature of the underlying risks and the uncertainty associated with the determination of liabilities for future policy benefits and claims, we cannot determine precisely the amounts which we will ultimately pay to settle our liabilities. Such amounts may vary from the estimated amounts, particularly when those payments may not occur until well into the future. We evaluate our liabilities periodically based on accounting requirements, which change from time to time, the assumptions used to establish the liabilities, as well as our actual experience. Reserve estimates in some instances are affected by our operating practices and procedures that are used, among other things, to support our assumptions with respect to the Company’s obligations to its policyholders and contractholders. These practices and procedures include our use of technology, such as database analysis and electronic communications. To the extent that these practices and procedures do not accurately produce the data to support our assumptions or cause us to change our assumptions, or to the extent that enhanced technological tools become available to us, such assumptions and procedures, as well as our reserves, may require adjustment. Furthermore, to the extent that any of our operating practices and procedures do not accurately produce, or reproduce, data that we use to conduct any or all aspects of our business, such errors may negatively impact our business, reputation, results of operations, and financial condition. If the liabilities originally established for future benefit payments prove inadequate, we must increase them and/or reduce associated DAC and/or VOBA. Such adjustments could affect earnings negatively and have a material adverse effect on our business, results of operations and financial condition. See “Business — Policyholder Liabilities” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities.” See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Deferred Policy Acquisition Costs and Value of Business Acquired,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivatives,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Consolidated Results — Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016 — Actuarial Assumption Review” for further information regarding the manner in which policyholder behavior and other events may differ from our assumptions and, thereby affect our financial results.

Catastrophes May Adversely Impact Liabilities for Policyholder Claims and Reinsurance Availability
Our insurance operations are exposed to the risk of catastrophic events. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, earthquakes, tsunamis and man-made catastrophes may produce significant damage or loss of life or property damage in larger areas, especially those that are heavily populated. Claims resulting from catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could materially reduce our profitability or harm our financial condition. In addition, catastrophic events could harm the financial condition of issuers of obligations we hold in our investment portfolio, resulting in impairments to these obligations, and could also harm the financial condition of our reinsurers, thereby increasing the probability of default on reinsurance recoveries. Large-scale catastrophes may also reduce the overall level of economic activity in affected countries, which could hurt our business and the value of our investments or our ability to write new business. It is possible that increases in the value of property, caused by inflation or other factors, and geographic concentration of insured lives or property, could increase the severity of claims we receive from future catastrophic events.
Our life insurance operations are exposed to the risk of catastrophic mortality, such as a pandemic or other event that causes a large number of deaths. Significant influenza pandemics have occurred three times in the last century; however, the likelihood, timing, and severity of a future pandemic cannot be predicted. A significant pandemic could have a major impact on the global economy or the economies of particular countries or regions, including travel, trade, tourism, the health system, food supply, consumption, overall economic output, as well as on the financial markets. In addition, a pandemic that affected our employees or the employees of our distributors or of other companies with which we do business could disrupt our business operations. The effectiveness of external parties, including governmental and non-governmental organizations, in combating the spread and severity of such a pandemic could have a material impact on the losses we experience. In our group insurance operations, a localized event that affects the workplace of one or more of our group insurance customers could cause a significant loss due to mortality or morbidity claims. These events could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition.
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

Most of the jurisdictions in which our U.S. insurance subsidiaries are admitted to transact business require life, health, and property & casualty insurers doing business within the jurisdiction to participate in guaranty associations. These associations are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. Among other reasons, these insurers may become impaired, insolvent or fail following the occurrence of one or more catastrophic events. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. In addition, certain states have government owned or controlled organizations providing life, health, and property & casualty insurance to their citizens. The activities of such organizations could also place additional stress on the adequacy of guaranty fund assessments. Many of these organizations also have the power to levy assessments similar to those of the guaranty associations described above. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. See “Business — Regulation — U.S. Regulation — Insurance Regulation — Guaranty Associations and Similar Arrangements” and “Business — Regulation — International Regulation.”
While in the past five years, the aggregate assessments levied against MetLife have not been material, it is possible that a large catastrophic event could render such guaranty funds inadequate and we may be called upon to contribute additional amounts, which may have a material impact on our financial condition or results of operations in a particular period. We have established liabilities for guaranty fund assessments that we consider adequate, but additional liabilities may be necessary. See Note 20 of the Notes to the Consolidated Financial Statements.
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
Future capacity for these statutory reserve funding structures in the marketplace is not guaranteed. In 2014, the NAIC approved a new regulatory framework applicable to the use of captive insurers in connection with Regulation XXX and Guideline AXXX transactions. Among other things, the framework called for more disclosure of an insurer’s use of captives in its statutory financial statements, and narrows the types of assets permitted to back statutory reserves that are required to support the insurer’s future obligations. In 2014, the NAIC implemented the framework through AG 48, which requires the actuary of the ceding insurer that opines on the insurer’s reserves to issue a qualified opinion if the framework is not followed. The requirements of AG 48 became effective as of January 1, 2015 in all states without any further action necessary by state legislatures or insurance regulators to implement them, and apply prospectively to new policies issued and new reinsurance transactions entered into on or after January 1, 2015. The NAIC has adopted an update to AG 48 and a model regulation that contains the same substantive requirements as the updated AG 48. The states have started to adopt the model regulation. To the extent the types of assets permitted under AG 48 and the recent updates are not available in the future to back statutory reserves, we would not be able to take some or all statutory reserve credit for such transactions and this could materially affect the statutory capitalization of certain of our insurance subsidiaries.

Competitive Factors May Adversely Affect Our Market Share and Profitability
We believe competition amongst insurance companies is based on a number of factors, including service, product features, scale, price, financial strength, claims-paying ratings, credit ratings, e-business capabilities and name recognition. We compete globally with a large number of other insurance companies, as well as non-insurance financial services companies, such as banks, broker-dealers and asset managers, for individual consumers, employers and other group customers and agents and other distributors of insurance and investment products. Some of these companies offer a broader array of products, have more competitive pricing or, with respect to other insurance companies, have higher claims paying ability ratings. Some may also have greater financial resources with which to compete. In some circumstances, national banks that sell annuity products of life insurers may also have pre-existing customer bases for financial services products. Additionally, many of our group insurance products are underwritten annually. There is a risk that group purchasers may be able to obtain more favorable terms from competitors than they could by renewing coverage with us. These competitive pressures may adversely affect the persistency of these and other products, as well as our ability to sell our products in the future. Furthermore, the investment management and securities brokerage businesses have relatively low barriers to entry and continually attract new entrants. In addition, the material weaknesses in our internal control over financial reporting could harm our reputation or financial condition, which in turn could negatively affect our competitive position. See “Business — Competition,” “Controls and Procedures” and “— Risks Related to the Material Weaknesses — We Have Identified Material Weaknesses in Our Internal Control over Financial Reporting, Which Could Adversely Affect Our Business, Reputation, Results of Operations and Stock Price.”
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
In addition, since numerous aspects of our business are subject to regulation, legislative and other changes affecting the regulatory environment for our business may have, over time, the effect of supporting or burdening some aspects of or actors in the financial services industry more than others. This can adversely affect our competitive position within the life insurance industry and within the broader financial services industry. See “Business — Regulation,” “— Regulatory and Legal Risks — Our Insurance, Pensions and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” and “— Regulatory and Legal Risks — Changes in U.S. Federal, State Securities and State Insurance Laws and Regulations May Affect Our Operations and Our Profitability.”
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
Long-lived assets, including but not limited to assets such as real estate, also require impairment testing. This testing is done to determine whether changes in circumstances indicate that we will be unable to recover the carrying amount of the asset group. Such writedowns could have a material adverse effect on our results of operations or financial position.

Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business including the ability to generate future taxable income. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized then a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial position. In addition, changes in the corporate tax rates could affect the value of our deferred tax assets and may require a write-off of some of those assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Income Taxes.” See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Overview — U.S. Tax Reform.”
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
Guarantees Within Certain of Our Products May Decrease Our Earnings, Increase the Volatility of Our Results, Result in Higher Risk Management Costs and Expose Us to Increased Counterparty Risk
Certain of our variable annuity products, variable universal life products, assumed reinsurance contracts and other products contain guaranteed benefits, including guaranteed minimum death benefits (“GMDBs”) (including but not limited to no-lapse guarantee benefits), guaranteed minimum withdrawal benefits (“GMWBs”), guaranteed minimum accumulation benefits (“GMABs”) and guaranteed minimum income benefits (“GMIBs”). Certain of our interest rate sensitive products include a minimum crediting rate feature which could be guaranteed for a period of time or life time of the policies. These guarantees are designed to protect policyholders against significant downturns in equity markets and interest rates. Any such periods of significant and sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of our liabilities associated with those products. An increase in these liabilities would result in a decrease in our net income.
We use derivatives and other risk management strategies to hedge the economic exposure inherent in these liabilities. These economically effective hedges do not generally qualify for hedge accounting treatment, and, as result, such non-qualifying derivatives may introduce volatility in the results of our operations, including net income, to the extent the financial measurement of the hedged liability does not fully reflect the sensitivity to the underlying economic exposure.

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
Risks Related to Acquisitions, Dispositions or Other Structural Changes
We Could Face Difficulties, Unforeseen Liabilities, Asset Impairments or Rating Actions Arising from Business Acquisitions or Integrating and Managing Growth of Such Businesses, Dispositions of Businesses, or Legal Entity Reorganizations
We have engaged in dispositions and acquisitions of businesses in the past, and expect to continue to do so in the future. See Note 3 of the Notes to the Consolidated Financial Statements for information regarding the Separation and the U.S. Retail Advisor Force Divestiture. Such activity exposes us to a number of risks arising from (i) potential difficulties achieving projected financial results, including the costs and benefits of integration or deconsolidation; (ii) unforeseen liabilities or asset impairments; (iii) the scope and duration of rights to indemnification for losses; (iv) the use of capital which could be used for other purposes; (v) rating agency reactions; (vi) regulatory requirements that could impact our operations or capital requirements; (vii) changes in statutory or U.S. GAAP accounting principles, practices or policies; and (viii) certain other risks specifically arising from activities relating to an initial public offering, spin-off, joint venture or legal entity reorganization, including in connection with the Separation.
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

There could also be unforeseen liabilities or asset impairments, including goodwill impairments, which arise in connection with the businesses that we may sell or the businesses that we may acquire in the future.
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

Risks Relating to Dispositions
We may from time to time dispose of business or blocks of in-force business through an outright sale, reinsurance transaction or by alternate means such as a public offering of shares in a publicly traded company or a spin-off, which would also result in a separate, publicly traded company. See Note 3 of the Notes to the Consolidated Financial Statements for information on the Separation and the U.S. Retail Advisor Force Divestiture. When we dispose of subsidiaries or operations, we may remain liable to the acquirer or to third parties for certain losses or costs arising from the divested business or on other bases. We may also not realize the anticipated profit on a disposition or incur a loss on the disposition. In anticipation of any disposition, we may need to restructure our operations, which could disrupt such operations and affect our ability to recruit key personnel needed to operate and grow such business pending the completion of such transaction. In addition, the actions of key employees of the business to be divested could adversely affect the success of such disposition as they may be more focused on obtaining employment, or the terms of their employment, than on maximizing the value of the business to be divested. Furthermore, transitional services or tax arrangements related to any such separation, including the Separation, could further disrupt our operations and may impose restrictions, liabilities, losses or indemnification obligations on us. Depending on its particulars, a separation could increase our exposure to certain risks, such as by decreasing the diversification of our sources of revenue or by changing the percentage of our revenue being derived from non-U.S. sources. See “— Risks Related to Our Business — Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability.” Any such separation could also affect the dividends available to be paid to MetLife, Inc. by the subsidiaries that are part of such separation. Furthermore, we may be unable to timely dissolve all contractual relationships with the divested business in the course of the proposed transaction, which may materially adversely affect our ability to realize value from the disposition. Such restructuring could also adversely affect our internal controls and procedures and impair our relationships with key customers, distributors and suppliers. An interruption or significant change in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our business, operating results and financial condition. After any such disposition, shares of our common stock will represent an investment in a company different in size and characteristics from the present. These changes may cause some existing shareholders to sell their shares of our common stock, which could, if excessive, cause the market price of our common stock to decrease.
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
A joint venture may require an investment of considerable management, financial and operational resources to establish sufficient infrastructure such as underwriting, actuarial, risk management, compliance or other processes. If we are unable to effectively cooperate with joint venture counterparties, or any joint venture counterparty fails to meet its obligations under the joint venture arrangement, encounters financial difficulty, or elects to alter, modify or terminate the relationship, we may be unable to exercise management control or influence over these joint venture operations and our ability to achieve our objectives and our results of operations may be negatively impacted thereby impairing our investment. Additionally, any event having a negative financial, operational or reputational impact on any of our joint venture counterparties may also negatively affect our results of operations in the joint venture investment.

Risks Relating to Legal Entity Reorganizations
In addition, we may reorganize or consolidate the legal entities through which we conduct business. The implementation of legal entity reorganizations is a complex undertaking and involves a number of risks similar to those outlined above that are present in the case of an acquisition, including additional costs and expenses, information technology-related delays and problems, loss of key personnel and distraction of management. For example, over the past several years, we have pursued three significant reorganizations. In 2015 and 2016, we substantially completed a reorganization of many of our foreign entities under a single holding company, in 2017, we effected the Separation, and in 2018, we announced plans to merge our subsidiary General American Life Insurance Company with and into another subsidiary, Metropolitan Tower Life Insurance Company. Many aspects of these types of transactions are subject to regulatory approvals from a number of different jurisdictions. We may not obtain needed regulatory approvals in the timeframe anticipated or at all, which could reduce or prevent us from realizing the anticipated benefits of these transactions. These transactions or the related regulatory approvals may entail modifications of certain aspects of our operations, the composition of certain of our investment portfolios, and/or the cost of our derivatives hedging activities, which could result in additional costs or reduce net investment income. These transactions are often effected to achieve certain operational, capital or tax benefits and to the extent not realized could affect the ongoing value and financial results of such entities. Any of these risks, if realized, could result in a material adverse effect on our business, results of operations or financial condition.
We May Not Achieve Expected Benefits of the Separation and Will Have Equity Market Exposure to Brighthouse
We believe that the Separation allows us and Brighthouse to pursue distinct strategies appropriate to our respective markets. However, there can be no assurance that we will realize any or all of the expected strategic, financial, operational or other benefits of the Separation. A failure to realize expected benefits of the Separation could result in a material adverse effect on our business, results of operations and financial condition. Additionally, we continue to have a significant equity ownership position in Brighthouse, and changes in the market price of Brighthouse common stock may have a material impact on us.
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
We Could be Exposed to Claims from Brighthouse or Third Parties Under Our Agreements with Brighthouse or Otherwise
We have entered into agreements with Brighthouse and its subsidiaries, including among others a master separation agreement, registration rights agreement, transition services agreement, investment management agreements, investment finance services agreements, tax receivables agreement, tax separation agreement and intellectual property license agreement. Our agreements with Brighthouse or its subsidiaries may not reflect terms that would have resulted from negotiations between unaffiliated parties and, in certain instances, may relate to the continuation of certain business arrangements among us and Brighthouse in existence prior to the Separation. Such agreements include, among other things, the parties’ respective indemnification rights and obligations with respect to certain losses relating to specified liabilities as well as certain losses relating to specified information included in certain securities filings, the allocations of assets and liabilities, payment obligations and other obligations between us and Brighthouse. There can be no assurance that any remedies available under these arrangements will be sufficient to compensate us in the event of a dispute or non-performance. In addition, there can be no assurance that the attention we must pay, and resources we must devote, to our obligations under one or more of these agreements, or the results of any failure to perform those obligations, or successful claim by Brighthouse that we have failed to perform those obligations or have an indemnification obligation under these agreements, will not have a material impact on our own business performance, results of operations or financial condition.
Under the master separation agreement, Brighthouse has agreed to indemnify us for certain liabilities. However, in certain instances, the indemnity from Brighthouse may be insufficient to fully protect us from such liabilities, and third parties may also seek to hold us responsible for liabilities not intended to be covered by the indemnity from Brighthouse. Additionally, under the tax separation agreement, Brighthouse could be required, under certain circumstances, to indemnify us against certain tax-related liabilities to the extent those liabilities result from an action or breach of the tax separation agreement by Brighthouse. Brighthouse may be unable to satisfy or have an adverse interpretation of or object to its indemnification obligations to us under one or more of these agreements and the underlying liabilities could have a material adverse effect on our financial condition and results of operations.

The transition services agreement provides for the performance of certain services by each of MetLife and Brighthouse, or their respective subsidiaries, for the benefit of the other. The investment management agreements and investment finance services agreements provide for the performance by us of certain services for Brighthouse. Further, under the tax receivables agreement, Brighthouse is expected to pay us certain tax benefits it realizes as a result of certain transactions involved in the Separation. We will rely on Brighthouse to satisfy its performance and payment obligations under these and all other agreements entered into in connection with the Separation. If Brighthouse fails to satisfy such obligations it could have a material adverse effect on our financial condition and results of operations.
If the Spin-off Distribution Were to Fail to Qualify for Non-recognition Treatment for U.S. Federal Income Tax Purposes, Then We and Our Shareholders Could be Subject to Significant Tax Liabilities
Prior to the spin-off distribution, we received a private letter ruling from the IRS regarding certain significant issues under the Code, as well as an opinion from tax counsel that the distribution qualified for non-recognition of gain or loss to us and our shareholders pursuant to Sections 355 and 361 of the Code, except to the extent of cash received in lieu of fractional shares, each subject to the accuracy of and compliance with certain representations, assumptions and covenants therein.
Notwithstanding the receipt of the private letter ruling and the tax opinion, the IRS could determine that the distribution should be treated as a taxable transaction, for example, if it determines that any of the representations, assumptions or covenants on which the private letter ruling is based are untrue or have been violated. Similarly, the IRS could determine that our disposal of (and MetLife, Inc. shareholders’ receipt of) Brighthouse common stock in the potential exchange offer should be treated as a taxable transaction to both MetLife, Inc. and the exchanging shareholders. Furthermore, as part of the IRS’s policy, the IRS did not determine whether the distribution or potential exchange offer satisfies certain conditions that are necessary to qualify for non-recognition treatment. Rather, the private letter ruling is based on representations by us and Brighthouse that these conditions have been satisfied. The tax opinion addressed the satisfaction of these conditions. If we do not divest our retained Brighthouse common stock in a timely manner, through an exchange offer for MetLife, Inc. common stock or otherwise, the ultimate disposition of these shares would likely be a taxable transaction for MetLife, Inc.
The tax opinion is not binding on the IRS or the courts, and there can be no assurance that the IRS or a court will not take a contrary position. In addition, the tax counsel relied on certain representations and covenants delivered by us and Brighthouse.
If the IRS ultimately determines that the distribution is taxable, the distribution could be treated as a taxable dividend or capital gain to MetLife shareholders who received shares of Brighthouse stock in the distribution for U.S. federal income tax purposes, and such shareholders could incur significant U.S. federal income tax liabilities. In addition, if the IRS ultimately determines that the distribution is taxable, we and Brighthouse could incur significant U.S. federal income tax liabilities, and either we or Brighthouse could have an indemnification obligation to the other, depending on the circumstances. Similarly, a potential exchange offer could be treated as a taxable transaction for both us and the exchanging shareholders.
We Have Agreed to Certain Restrictions to Preserve the Non-recognition Tax Treatment of the Transactions, Which May Reduce Our Strategic and Operating Flexibility
Even if the spin-off distribution otherwise qualifies for non-recognition of gain or loss under Section 355 of the Code, it may be taxable to us, but not our shareholders, under Section 355(e) of the Code if 50% or more (by vote or value) of our common stock or Brighthouse’s common stock is acquired as part of a plan or series of related transactions that include the distribution. For this purpose, any acquisitions of our or Brighthouse’ s common stock within two years before or after the distribution are presumed to be part of such a plan, although we or Brighthouse may be able to rebut that presumption based on either applicable facts and circumstances or a “safe harbor” described in the tax regulations. Therefore, under the tax separation agreement with Brighthouse, we are restricted from certain activities and have indemnity obligations which may limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business, and might discourage or delay a strategic transaction that our shareholders may consider favorable. Any payments required under these indemnity obligations could be significant and could materially adversely affect our business, results of operations and financial condition.

Capital-Related Risks
Legal and Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish
The declaration and payment of dividends is subject to the discretion of our Board of Directors, and will depend on our financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries and other factors deemed relevant by the Board. There is no requirement or assurance that we will declare and pay any dividends. See “— Regulatory and Legal Risks — Our Insurance, Pensions and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.”
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
Regulatory Restrictions
MetLife, Inc. may not be able to pay dividends if it does not receive sufficient funds from its operating subsidiaries, which are themselves subject to separate regulatory restrictions on their ability to pay dividends. See “— As A Holding Company, MetLife, Inc. Depends on the Ability of Its Subsidiaries to Pay Dividends, a Major Component of Holding Company Free Cash Flow.” See also “— Regulatory and Legal Risks — Our Insurance, Pensions and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” and “Business — Regulation — U.S. Regulation — Insurance Regulation — Holding Company Regulation.”
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

A “Trigger Event” would occur if:

•
the RBC ratio of MetLife’s largest U.S. insurance subsidiaries in the aggregate (as defined in the applicable instrument) were to be less than 175% of the company action level based on the subsidiaries’ prior year annual financial statements filed (generally around March 1) with state insurance commissioners; or

•
at the end of a quarter (“Final Quarter End Test Date”), consolidated GAAP net income for the four-quarter period ending two quarters before such quarter-end (the “Preliminary Quarter End Test Date”) is zero or a negative amount and the consolidated GAAP stockholders’ equity, minus AOCI (the “adjusted stockholders’ equity amount”), as of the Final Quarter End Test Date and the Preliminary Quarter End Test Date, declined by 10% or more from (A) its level 10 quarters before the Final Quarter End Test Date (the “Benchmark Quarter End Test Date”), for Benchmark Quarter End Test Dates after August 4, 2017 (the date of the Separation), or (B) $49,282,000,000, the consolidated GAAP stockholders’ equity, minus AOCI as of June 30, 2017 as reported on a pro forma basis reflecting the Separation in MetLife’s Form 8-K filed with the SEC on August 9, 2017, for Benchmark Quarter End Test Dates prior to August 4, 2017.

Once a Trigger Event occurs for a Final Quarter End Test Date, the suspension of payments of dividends and interest (in the absence of sufficient New Equity Proceeds) would continue until there is no Trigger Event at a subsequent Final Quarter End Test Date, and, if the test in the second paragraph above caused the Trigger Event, the adjusted stockholders’ equity amount is no longer 10% or more below its level at the Benchmark Quarter End Test Date that is associated with the Trigger Event. In the case of successive Trigger Events, the suspension would continue until MetLife satisfies these conditions for each of the Trigger Events.
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
See Note 14 of the Notes to the Consolidated Financial Statements for additional information about these restrictions.
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
The payment of dividends and other distributions to MetLife, Inc. by its U.S. insurance subsidiaries is regulated by insurance laws and regulations. In general, dividends in excess of prescribed limits require insurance regulatory approval. In addition, insurance regulators may prohibit the payment of dividends or other payments by its insurance subsidiaries to MetLife, Inc. if they determine that the payment could be adverse to our policyholders or contractholders. The payment of dividends and other distributions by insurance companies is also influenced by business conditions and rating agency considerations. See “Business — Regulation — U.S. Regulation — Insurance Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — MetLife, Inc. — Liquidity and Capital Sources — Dividends from Subsidiaries.” See also “— Regulatory and Legal Risks — Our Insurance, Pensions and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.”

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
Operational Risks
Our Risk Management Policies and Procedures or Our Models May Leave Us Exposed to Unidentified or Unanticipated Risk, Which Could Negatively Affect Our Business
Our enterprise risk management program is designed to mitigate material risks and loss to the Company. We have developed and continue to develop our risk management policies and procedures to reflect the ongoing review of our risks and expect to continue to do so in the future. Nonetheless, our policies and procedures may not be comprehensive and may not identify every risk to which we are exposed. Many of our methods for managing risk and exposures are based upon the use of observed historical market behavior to model or project potential future exposure.
Models used by our business are based on assumptions, projections and data which may be inaccurate. Business or other decisions, including determination of reserves, based on incorrect or misused model output and reports could have a material adverse impact on our results of operations. Model risk may be the result of a model being misspecified for its intended purpose, being misused or producing incorrect or inappropriate results. Models used by our business may not operate properly and could contain errors related to model inputs, data, assumptions, calculations, or output. We perform model reviews that could give rise to adjustments to models that may adversely impact our results of operations. Additionally, our model review process may not adequately identify or remediate errors in or related to our models. As a result, our models may not fully predict future exposures or correctly reflect past experience, which may have a material impact on our business, reputation, results of operations or financial condition.
Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that are publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date or properly evaluated. Furthermore, there can be no assurance that we can effectively review and monitor all risks or that all of our employees will follow our risk management policies and procedures, nor can there be any assurance that our risk management policies and procedures will enable us to accurately identify all risks and limit our exposures based on our assessments. In addition, we may have to implement more extensive and perhaps different risk management policies and procedures under pending regulations. See “Business — Regulation — U.S. Regulation,” “Business — Regulation — International Regulation — Global Systemically Important Insurers” and “Quantitative and Qualitative Disclosures About Market Risk.”
We are highly dependent on our ability to process a large number of complex transactions across our businesses. The large number of transactions we process makes it possible that errors will occasionally occur, and the controls and procedures we have in place to prevent such errors may not be entirely effective. The occurrence of mistakes, particularly significant ones, can subject us to claims from our customers and may have a material adverse effect on our reputation, business, results of operations, or financial condition.
We are dependent on our group product customers or their employees for certain information to accurately review and pay claims on many of our products. If we are unable to obtain necessary and accurate information from our customers, we may be unable provide coverage and to pay claims, or we may pay claims without accurate or complete documentation, which may have a material adverse effect on our reputation, business, results of operations, or financial condition.

From time to time, we rely on vendors or other service providers for services related to the administration of our products, investment management, or other business operations. To the extent our efforts to ensure such vendors’ controls meet our standards are inadequate, our vendors fail to perform their services accurately or timely, the exchange of information between us and our vendors is imperfect, or our vendors suffer financial or reputational distress, any errors or misconduct that result could have a material adverse effect on our business, reputation, results of operations, or financial condition.
The Continued Threat of Terrorism and Ongoing Military Actions May Adversely Affect the Value of Our Investment Portfolio and the Level of Claim Losses We Incur
The continued threat of terrorism, both within the U.S. and abroad, ongoing military and other actions and heightened security measures in response to these types of threats may cause significant volatility in global financial markets and result in loss of life, property damage, additional disruptions to commerce and reduced economic activity. The value of assets in our investment portfolio may be adversely affected by declines in the credit and equity markets and reduced economic activity caused by the continued threat of terrorism. Companies in which we maintain investments may suffer losses as a result of financial, commercial or economic disruptions and such disruptions might affect the ability of those companies to pay interest or principal on their securities or mortgage loans. Terrorist actions also could disrupt our operations centers in the U.S. or abroad and result in higher than anticipated claims under our insurance policies. See “— Economic Environment and Capital Markets-Related Risks — Difficult Conditions in the Global Capital Markets and the Economy Generally May Materially Adversely Affect Our Business and Results of Operations.”
The Failure in Cyber- or Other Information Security Systems, as well as the Occurrence of Events Unanticipated in Our Disaster Recovery Systems and Management Continuity Planning, Could Result in a Loss or Disclosure of Confidential Information, Damage to Our Reputation and Impairment of Our Ability to Conduct Business Effectively
Our business is highly dependent upon the effective operation of our computer systems. We rely on these systems throughout our business for a variety of functions, including processing claims, transactions and applications, providing information to customers and distributors, performing actuarial analyses and maintaining financial records. We also retain confidential and proprietary information on our computer systems and we rely on sophisticated technologies to maintain the security of that information. Our computer systems have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized or fraudulent access, cyberattacks or other computer-related penetrations. Publicly reported cyber-security threats and incidents have increased over recent periods. The administrative and technical controls and other preventive actions we take to reduce the risk of cyber-incidents and protect our information technology may be insufficient to prevent physical and electronic break-ins, cyber-attacks, compromised credentials, fraud, other security breaches or other unauthorized access to our computer systems. In some cases, such physical and electronic break-ins, cyber-attacks, compromised credentials, fraud, other security breaches or other unauthorized access may not be immediately detected. This may impede or interrupt our business operations and could adversely affect our business, financial condition and results of operations. In addition, the availability and cost of insurance for operational and other risks relating to our business and systems may change and any such change may affect our results of operations.
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

The failure of our computer systems and/or our disaster recovery plans for any reason could cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. Such a failure could harm our reputation, subject us to regulatory investigations and sanctions, expose us to legal claims, lead to a loss of customers and revenues and otherwise adversely affect our business and financial results. Although we conduct due diligence, negotiate contractual provisions and, in many cases, conduct periodic reviews of our vendors, distributors, and other third parties that provide operational or information technology services to us to confirm compliance with MetLife’s information security standards, the failure of such third parties’ computer systems and/or their disaster recovery plans for any reason might cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. Such a failure could harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers and revenues and otherwise adversely affect our business and financial results. While we maintain cyber liability insurance that provides both third-party liability and first-party liability coverages, our insurance may not be sufficient to protect us against all losses. MetLife, Inc. and its subsidiaries maintain a primary cybersecurity and privacy liability insurance policy with a limit of $15 million, and have additional coverage for cybersecurity and privacy liability available under blended professional liability excess coverage policies with a total limit of $210 million. There can be no assurance that our information security policies and systems in place can prevent unauthorized access use or disclosure of confidential information, including nonpublic personal information, nor can we be certain that we will be able to reliably access all of the documents and records in the information storage systems we use, whether electronic or physical. In some circumstances, we may fail to obtain or maintain all of the records we need to accurately and timely administer, and establish appropriate reserves for benefits and claims with respect to, our products, which failure could adversely affect our business, reputation, results of operations or our financial condition.
We are continuously evaluating and enhancing systems and creating new systems and processes as our business depends on our ability to maintain and improve our technology systems. Due to the complexity and interconnectedness of our systems and processes, these changes, as well as changes designed to update and enhance our protective measures to address new threats, increase the risk of a system or process failure or the creation of a gap in our security measures. Any such failure or gap could adversely affect our business, reputation, results of operations or financial condition.
Any Failure to Protect the Confidentiality of Client Information Could Adversely Affect Our Reputation and Have a Material Adverse Effect on Our Business, Financial Condition and Results of Operations
Pursuant to U.S. federal and state laws, and laws of other jurisdictions in which we operate, various government agencies have established rules protecting the privacy and security of personal information. In addition, most U.S. states and a number of jurisdictions outside the United States have enacted laws, which vary significantly from jurisdiction to jurisdiction, to safeguard the privacy and security of personal information. The area of cybersecurity has also come under increased scrutiny by insurance regulators. On March 1, 2017, New York’s cybersecurity regulation for financial services institutions, including banking and insurance entities, became effective, and on October 24, 2017, the NAIC adopted the Insurance Data Security Model Law, which, if adopted as state legislation, would establish standards for data security and for the investigation of and notification of insurance commissioners of cybersecurity events. See “Business — Regulation — U.S. Regulation — Insurance Regulation — Cybersecurity Regulation.” Many of the associates who conduct our business have access to, and routinely process, personal information of clients through a variety of media, including information technology systems. We rely on various internal processes and controls to protect the confidentiality of client information that is accessible to, or in the possession of, our company and our associates. It is possible that an associate could, intentionally or unintentionally, disclose or misappropriate confidential client information or our data could be the subject of a cybersecurity attack. If we fail to maintain adequate internal controls or if our associates fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of client information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation or lead to regulatory, civil or criminal investigations and penalties, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. In addition, we analyze customer data to better manage our business. There has been increased scrutiny, including from U.S. state and federal regulators, regarding the use of “big data” techniques such as price optimization. We cannot predict what, if any, actions may be taken with regard to “big data,” but any inquiries could cause reputational harm and any limitations could have a material impact on our business, financial condition and results of operations.

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
Technological Changes May Present New and Increased Challenges to Our Business
Recent and future changes in technology may present us with new challenges and may intensify many of the challenges that we already face. For example, as a result of the availability of new technological tools for data collection and analysis, we have access to an increasing amount of data, from an increasing variety of sources, regarding deaths of our policyholders and annuitants. We may be unable to accurately or completely process this increased volume of information within the time periods required by applicable standards. Furthermore, the additional information that we obtain as a result of technological improvements may require us to modify our assumptions, models, or reserves. Changes in technology related to collection and analysis of data regarding customers could, in these ways or others, expose us to regulatory or legal actions and may have a material adverse effect on our business, reputation, results of operations, and financial condition. See “— Risks Related to Our Business — Differences Between Actual Claims Experience and Underwriting and Reserving Assumptions May Adversely Affect Our Financial Results.”
Technological changes may also impact the ways in which we interact with our customers. As technology evolves, customers may expect increased choices in the ways in which they interact with us. We may also be required to redesign certain of our products to meet changing customer preferences. Our distribution channels may become more automated in order to provide customers with increased flexibility to access our services and products at times and places of their choosing. Such changes may require significant costs to implement. If we are unsuccessful in implementing such changes, our competitive position may be harmed and our relationships with our distribution partners may suffer. See “— Risks Related to Our Business — Competitive Factors May Adversely Affect Our Market Share and Profitability” and “— General Risks — We May Experience Difficulty in Marketing and Distributing Products Through Our Distribution Channels.”
Technological advances may also impact the composition and results of our investment portfolio. For example, changes in energy technology may impact the relative attractiveness of investments in a variety of energy sources, and increasing consumer preferences for e-commerce may negatively impact the profitability of retail and commercial real estate. If we are unable to adjust our investments in reaction to such changes, our results of operations and financial condition may be materially and adversely affected.
Advances in medical technology may also adversely affect us. Improvements in medical technologies that extend lives may require us to modify our assumptions, models, or reserves. Additionally, increases in the prevalence and accuracy of genetic testing, or legislation or regulation regarding the use by insurers of information produced by such testing, may exacerbate adverse selection risks. Such changes in medical technologies may thus have a material adverse effect on our business, results of operations, and financial condition.

General Risks
MetLife, Inc.’s Board of Directors May Influence the Outcome of Stockholder Votes on Many Matters Due to the Voting Provisions of the MetLife Policyholder Trust
Under the plan of reorganization, we established the MetLife Policyholder Trust to hold the shares of MetLife, Inc. common stock allocated to eligible policyholders not receiving cash or policy credits under the plan. As of February 16, 2018, the Trust held 154,420,615 shares, or 14.9%, of the outstanding shares of MetLife, Inc. common stock. Because of voting provisions of the Trust and the number of shares held by it, the Trust may affect the outcome of matters brought to a stockholder vote. Except on votes regarding certain fundamental corporate actions described below, the trustee will vote all of the shares of common stock held in the Trust in accordance with the recommendations given by MetLife, Inc.’s Board of Directors to its stockholders or, if the Board gives no such recommendations, as directed by the Board. As a result of the voting provisions of the Trust, the Board of Directors may be able to influence the outcome of votes on matters submitted to a vote of stockholders, excluding certain fundamental corporate actions, so long as the Trust holds a substantial number of shares of common stock.
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
We May Experience Difficulty in Marketing and Distributing Products Through Our Distribution Channels
Since the completion of the U.S. Retail Advisor Force Divestiture in July 2016, we primarily distribute our products through a variety of third-party distribution channels. We may periodically negotiate the terms of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties. An interruption in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our business, operating results and financial condition. Distributors may elect to suspend, alter, reduce or terminate their distribution relationships with us for various reasons, including changes in our distribution strategy, adverse developments in our business, adverse rating agency actions or concerns about market-related risks. We are also at risk that key distribution partners may merge, change their business models in ways that affect how our products are sold, or terminate their distribution contracts with us, or that new distribution channels could emerge and adversely impact the effectiveness of our distribution efforts. Consolidation of distributors and/or other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us.
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
Item 2. Properties
As of December 31, 2017, we leased our headquarters building located at 200 Park Avenue, New York, New York. Including our headquarters, throughout the U.S. we own eight buildings and have approximately 115 leases used in support of all segments, as well as Corporate & Other.
Also, as of December 31, 2017, we owned three properties and have approximately 180 leases in Japan, which are used primarily by our Asia segment. Excluding the U.S. and Japan, we own approximately 100 properties and have approximately 990 leases in various countries used primarily in support of our Asia, Latin America, and EMEA segments, as well as Corporate & Other.
We believe our properties are adequate and suitable for our business as currently conducted, and are adequately maintained. The above properties do not include properties we own for investment-only purposes.
Item 3. Legal Proceedings
See Note 20 of the Notes to the Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Issuer Common Equity
MetLife, Inc.’s common stock, par value $0.01 per share, began trading on the New York Stock Exchange (“NYSE”) under the symbol “MET” on April 5, 2000.
The following table presents high and low closing prices for our common stock on the NYSE for the periods indicated:

	2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Common Stock Price
High	$50.04	$49.07	$51.95	$55.73
Low	$45.80	$44.39	$46.68	$50.56

	2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Common Stock Price
High	$42.17	$41.80	$39.84	$51.15
Low	$31.38	$32.56	$33.73	$39.55
At February 16, 2018, there were 77,054 stockholders of record of our common stock.
The following table presents common stock dividend declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the years ended December 31, 2017 and 2016:

			Dividend
Declaration Date	Record Date	Payment Date	Per Share	Aggregate
				(In millions)
October 24, 2017	November 6, 2017	December 13, 2017	$0.400	$422
July 7, 2017	August 7, 2017	September 13, 2017	$0.400	427
April 25, 2017	May 8, 2017	June 13, 2017	$0.400	431
January 6, 2017	February 6, 2017	March 13, 2017	$0.400	437
				$1,717

October 25, 2016	November 7, 2016	December 13, 2016	$0.400	$441
July 7, 2016	August 8, 2016	September 13, 2016	$0.400	441
April 26, 2016	May 9, 2016	June 13, 2016	$0.400	441
January 6, 2016	February 5, 2016	March 14, 2016	$0.375	413
				$1,736
The declaration and payment of common stock dividends is subject to the discretion of our Board of Directors, and will depend on MetLife, Inc.’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries and other factors deemed relevant by the Board. The payment of dividends is also subject to restrictions under the terms of our preferred stock and junior subordinated debentures in situations where we may be experiencing financial stress. See “Risk Factors — Capital-Related Risks — Legal and Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” and Note 15 of the Notes to the Consolidated Financial Statements. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Dividends” and Note 22 of the Notes to the Consolidated Financial Statements for further information regarding preferred and common stock dividends.

See Item 12 for information about our equity compensation plans.
Issuer Purchases of Equity Securities
Purchases of MetLife, Inc. common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended December 31, 2017 are set forth below:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 - October 31, 2017	2,466,869	$52.73	2,466,869	$253,120,134
November 1 - November 30, 2017	1,664,085	$52.16	1,664,085	$2,166,319,397
December 1 - December 31, 2017	7,730,961	$52.31	7,730,961	$1,761,926,649
__________________

(1)	Except for the foregoing, there were no shares of MetLife, Inc. common stock repurchased by MetLife, Inc.

(2)
On November 1, 2017, MetLife, Inc. announced that its Board of Directors authorized $2.0 billion of common stock repurchases. At December 31, 2017, MetLife, Inc. had $1.8 billion of common stock repurchases remaining under the authorization. For more information on common stock repurchases, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Common Stock Repurchases,” “Risk Factors — Capital-Related Risks — Legal and Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” and Notes 15 and 22 of the Notes to the Consolidated Financial Statements.

Common Stock Performance Graph
The graph and table below compare the total return on our common shares with the total return on the S&P 500, S&P 500 Insurance, and S&P 500 Financials indices, respectively, for the five year period ended on December 31, 2017. The graph and table show the total return on a hypothetical $100 investment in our common shares and in each index, respectively, on December 31, 2012, including the reinvestment of all dividends. The graph and table below shall not be deemed to be “soliciting material” or to be “filed,” or to be incorporated by reference in future filings with the SEC, or to be subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

	As of December 31,
	2012	2013	2014	2015	2016	2017
MetLife, Inc. common stock	$100.00	$167.43	$172.20	$157.96	$182.79	$198.34
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
S&P 500 Insurance	100.00	146.71	158.86	162.56	191.15	222.09
S&P 500 Financials	100.00	135.63	156.25	153.86	188.94	230.85

Item 6. Selected Financial Data
The statement of operations data for the years ended December 31, 2017, 2016 and 2015, and the balance sheet data at December 31, 2017 and 2016 have been derived from the Company’s audited consolidated financial statements included elsewhere herein. See Note 1 of the Notes to the Consolidated Financial Statements for revisions to prior periods. The statement of operations data for the years ended December 31, 2014 and 2013 have been derived from the Company’s consolidated financial statements, without revisions for immaterial errors. The balance sheet data at December 31, 2015, 2014 and 2013 have also been immaterially revised as applicable. The Company’s consolidated financial statements for such periods are not included herein. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and related notes included elsewhere herein.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(In millions)
Statement of Operations Data
Revenues
Premiums	$38,992	$37,202	$36,403	$36,970	$36,222
Universal life and investment-type product policy fees	5,510	5,483	5,570	5,824	5,381
Net investment income	17,363	16,790	16,205	18,158	18,956
Other revenues	1,341	1,685	1,927	1,962	1,834
Net investment gains (losses)	(308)	317	609	338	198
Net derivative gains (losses)	(590)	(690)	629	722	(1,475)
Total revenues	62,308	60,787	61,343	63,974	61,116

Expenses
Policyholder benefits and claims	38,313	36,358	35,144	35,393	34,239
Interest credited to policyholder account balances	5,607	5,176	4,415	5,726	6,881
Policyholder dividends	1,231	1,223	1,356	1,353	1,236
Other expenses	13,621	13,749	14,777	14,619	15,074
Total expenses	58,772	56,506	55,692	57,091	57,430
Income (loss) from continuing operations before provision for income tax	3,536	4,281	5,651	6,883	3,686
Provision for income tax expense (benefit)	(1,470)	693	1,590	1,936	687
Income (loss) from continuing operations, net of income tax	5,006	3,588	4,061	4,947	2,999
Income (loss) from discontinued operations, net of income tax	(986)	(2,734)	1,324	1,389	394
Net income (loss)	4,020	854	5,385	6,336	3,393
Less: Net income (loss) attributable to noncontrolling interests	10	4	12	27	25
Net income (loss) attributable to MetLife, Inc.	4,010	850	5,373	6,309	3,368
Less: Preferred stock dividends	103	103	116	122	122
Preferred stock repurchase premium	—	—	42	—	—
Net income (loss) available to MetLife, Inc.’s common shareholders	$3,907	$747	$5,215	$6,187	$3,246

	Years Ended December 31,
	2017	2016	2015	2014	2013
EPS Data
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders per common share:
Basic	$4.57	$3.16	$3.48	$4.25	$2.58
Diluted	$4.53	$3.13	$3.44	$4.20	$2.55
Income (loss) from discontinued operations, net of income tax, per common share:
Basic	$(0.92)	$(2.48)	$1.19	$1.23	$0.36
Diluted	$(0.91)	$(2.46)	$1.18	$1.22	$0.36
Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$3.65	$0.68	$4.67	$5.48	$2.94
Diluted	$3.62	$0.67	$4.62	$5.42	$2.91
Cash dividends declared per common share	$1.600	$1.575	$1.475	$1.325	$1.010

	December 31,
	2017	2016	2015 (1)	2014 (1)	2013 (1)
	(In millions)
Balance Sheet Data
Assets of disposed subsidiary (2)	$—	$216,983	$216,437	$219,937	$225,223
Separate account assets	$205,001	$195,578	$187,152	$194,072	$192,763
Total assets	$719,892	$898,764	$877,912	$902,322	$886,826
Policyholder liabilities and other policy-related balances (3)	$378,810	$355,151	$342,047	$349,651	$347,078
Short-term debt	$477	$242	$100	$100	$175
Long-term debt	$15,686	$16,441	$17,936	$16,108	$17,153
Collateral financing arrangement	$1,121	$1,274	$1,342	$1,399	$1,399
Junior subordinated debt securities	$3,144	$3,169	$3,194	$3,193	$3,193
Liabilities of disposed subsidiary (2)	$—	$202,707	$204,314	$208,341	$215,645
Separate account liabilities	$205,001	$195,578	$187,152	$194,072	$192,763
Accumulated other comprehensive income (loss)	$7,427	$5,366	$4,767	$10,714	$5,158
Total MetLife, Inc.’s stockholders’ equity	$58,676	$67,531	$68,098	$72,208	$61,711
Noncontrolling interests	$194	$171	$470	$507	$543

	Years Ended December 31,
	2017	2016	2015	2014	2013
Other Data (4)
Return on MetLife, Inc.’s common stockholders’ equity	6.3%	1.0%	7.7%	9.5%	5.3%
__________________

(1)	See Note 1 of the Notes to the Consolidated Financial Statements for information on prior period revisions.
The impact of the revisions is shown in the tables below:

	December 31, 2015			December 31, 2014			December 31, 2013
	As Previously Reported	Revisions	As Revised	As Previously Reported	Revisions	As Revised	As Previously Reported	Revisions	As Revised
	(In millions)
Balance Sheet Data
Assets of disposed subsidiary	216,437	—	216,437	219,951	(14)	219,937	225,226	(3)	225,223
Total Assets	877,933	(21)	877,912	902,337	(15)	902,322	886,825	1	886,826
Policyholder liabilities and other policy-related balances	342,279	(232)	342,047	349,845	(194)	349,651	347,281	(203)	347,078
Liabilities of disposed subsidiary	204,374	(60)	204,314	208,406	(65)	208,341	215,702	(57)	215,645
Accumulated other comprehensive income (loss)	4,771	(4)	4,767	10,649	65	10,714	5,104	54	5,158
Total MetLife, Inc.’s stockholders’ equity	67,949	149	68,098	72,053	155	72,208	61,553	158	61,711

	Year Ended December 31, 2016			Year Ended December 31, 2015			Year Ended December 31, 2014			Year Ended December 31, 2013
	As Previously Reported	Revisions	As Revised	As Previously Reported	Revisions	As Revised	As Previously Reported	Revisions	As Revised	As Previously Reported	Revisions	As Revised
Other Data
Return on MetLife, Inc.’s stockholders’ equity	1.0%	—%	1.0%	7.5%	0.2%	7.7%	9.4%	0.1%	9.5%	5.4%	(0.1%)	5.3%

(2)	See Note 3 of the Notes to the Consolidated Financial Statements.

(3)
Policyholder liabilities and other policy-related balances include future policy benefits, policyholder account balances, other policy-related balances, policyholder dividends payable and the policyholder dividend obligation.

(4)	Return on MetLife, Inc.’s common stockholders’ equity is defined as net income (loss) available to MetLife, Inc.’s common shareholders divided by MetLife, Inc.’s average common stockholders’ equity.

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will be,” “will not,” and other words and terms of similar meaning, or are tied to future periods, in connection with a discussion of future financial performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results. Any or all forward-looking statements may turn out to be wrong. Actual results could differ materially from those expressed or implied in the forward-looking statements. See “Note Regarding Forward-Looking Statements.”
This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes references to our performance measures, adjusted earnings and adjusted earnings available to common shareholders, that are not based on GAAP. These measures are used by management to evaluate performance and allocate resources. Consistent with GAAP guidance for segment reporting, adjusted earnings is also our GAAP measure of segment performance. Adjusted earnings and other financial measures based on adjusted earnings are also the measures by which senior management’s and many other employees’ performance is evaluated for the purposes of determining their compensation under applicable compensation plans. Adjusted earnings and other financial measures based on adjusted earnings allow analysis of our performance relative to our business plan and facilitate comparisons to industry results. Forward-looking guidance provided on a non-GAAP basis cannot be reconciled to the most directly comparable GAAP measures on a forward-looking basis because net income may fluctuate significantly if net investment gains and losses and net derivative gains and losses move outside of estimated ranges. See “— Non-GAAP and Other Financial Disclosures” for definitions and a discussion of these measures, and “— Results of Operations” for reconciliations of historical non-GAAP financial measures to the most directly comparable GAAP measures.

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
Group Annuity Reserves, Assumed Variable Annuity Guarantee Reserves and Other Revisions
On December 15, 2017, the Company announced that it was undertaking a review of practices and procedures used to estimate its reserves related to certain RIS group annuitants who have been unresponsive or missing over time. As a result of this process, the Company increased reserves by $510 million, before income tax, to reinstate reserves previously released, and to reflect accrued interest and other related liabilities. Of the increase of $510 million ($331 million, net of income tax), $138 million ($90 million, net of income tax) was incurred in 2017 and $372 million ($241 million, net of income tax) was considered an error and, recording this amount in the fourth quarter of 2017 financial statements would have had a material effect on the results of operations for 2017. Approximately 25 years ago, companies that are or have been MetLife, Inc. subsidiaries established a practice of releasing the full insurance liability after two attempts at contacting these annuitants, based on the presumption that these annuitants would never respond and had not become entitled to benefits based on certain contractual provisions. The number of impacted annuitants for whom the Company released the full insurance liability was no more than 1,000 in any one year, and over the entire period totaled approximately 13,500 as of December 31, 2017, which is approximately 2% of the total group annuitant population.
Further, an additional internal review of practices and procedures was completed in early 2018, focusing on the calculation of certain reserves associated with MetLife Holdings variable annuity guarantees assumed from a former operating joint venture in Japan. As a result, the Company reduced these reserves by $896 million ($582 million, net of income tax). Of this amount, $214 million ($139 million, net of income tax) was incurred in 2017 and $682 million ($443 million, net of income tax) was considered an error. Recording this amount in the fourth quarter of 2017 financial statements would have had a material effect on the results of operations for 2017. MetLife uses a valuation model to estimate the fair value of the embedded derivative portion of this reserve. In reviewing the model inputs, the Company determined that customer withdrawals were not properly incorporated into this valuation model, resulting in an overstatement of the reserve.
As a result of these adjustments, amounts previously reported have been immaterially restated. In addition, the Company has corrected other unrelated immaterial errors which were previously recorded in the periods the Company identified them.
Management, in consultation with the Audit Committee of MetLife, Inc.’s Board of Directors, had identified material weaknesses in the Company’s internal control over financial reporting related to certain RIS group annuity reserves and assumed variable annuity guarantee reserves. See “Risk Factors” and “Controls and Procedures” for further information, as well as Note 1 of the Notes to the Consolidated Financial Statements for information regarding prior period revisions related to the Company’s consolidated results.
U.S. Tax Reform
On December 22, 2017, U.S. Tax Reform was signed into law. U.S. Tax Reform includes numerous changes in tax law, including a permanent reduction in the U.S. federal corporate income tax rate from 35% to 21%, which took effect for taxable years beginning on or after January 1, 2018, a participation exemption system which generally eliminates U.S. federal income tax on dividends received from foreign subsidiaries, and a number of other revenue raisers.

The impact of U.S. Tax Reform was a net benefit of $1.3 billion in 2017. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. As a result, in the fourth quarter of 2017 the Company revalued its net U.S. deferred tax liability to the new corporate tax rate of 21%, resulting in a one-time benefit of $1.5 billion. Additionally, the Company also recorded a one-time charge of $170 million related to the deemed repatriation of untaxed accumulated foreign earnings. Given the complexities of U.S. Tax Reform, amounts recorded may change, possibly materially, due to, among other things, changes in interpretations and assumptions made by the Company, additional guidance that may be issued and actions that the Company may take. See Note 18 of the Notes to the Consolidated Financial Statements for a further discussion of U.S. Tax Reform and the impact to the Company in the fourth quarter of 2017. See also “— Consolidated Company Outlook” for a discussion of U.S. Tax Reform’s projected near-term impacts to the Company.
Separation of Brighthouse
On August 4, 2017, MetLife, Inc. completed the Separation. MetLife, Inc. retained the remaining ownership interest of 22,996,436 shares, or 19.2%, of Brighthouse Financial, Inc. common stock outstanding. The Separation resulted in the elimination of the Brighthouse Financial segment. The results of Brighthouse are reflected in the Company’s consolidated financial statements as discontinued operations and, therefore, are presented as assets and liabilities of disposed subsidiary on the consolidated balance sheets and income (loss) from discontinued operations on the consolidated statements of operations. The reporting of discontinued operations had no impact on total consolidated assets or liabilities or on total consolidated net income (loss) for any of the years presented. See Note 3 of the Notes to the Consolidated Financial Statements for further information.
Current Year Highlights
During the year ended December 31, 2017, overall sales increased compared to the year ended December 31, 2016, reflecting improved sales in our RIS and Group Benefits businesses, as well as in the majority of our segments abroad, largely offset by declines in sales of our U.S. life and annuity products due to the discontinued marketing of these products in connection with the Separation. U.S. Tax Reform positively impacted net income in 2017. In addition, while positive net flows drove an increase in our investment portfolio, investment yields were down despite improved equity market performance. Results improved due to the impact in both 2017 and 2016 of our annual actuarial assumption review. An unfavorable change in net investment gains (losses) was primarily the result of losses recognized in connection with the Separation. Despite the 2017 loss on Separation, income (loss) from discontinued operations increased due to significant net derivative losses in 2016.
The following represents segment level results and percentage contributions to total segment level adjusted earnings available to common shareholders for the year ended December 31, 2017:
_______________
(1) Excludes Corporate & Other adjusted loss available to common shareholders of $1.1 billion.
(2) Consistent with GAAP guidance for segment reporting, adjusted earnings is our GAAP measure of segment performance. See “— Non-GAAP and Other Financial Disclosures.”

Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016

Consolidated Results - Highlights
Net income (loss) available to MetLife, Inc.’s common shareholders up $3.2 billion:

• Lower losses from discontinued operations, net of income tax, of $1.7 billion

• Net tax-related benefit of $1.3 billion due to U.S. Tax Reform

• Unfavorable change in divested businesses of $861 million ($618 million, net of income tax)

• Unfavorable change in net investment gains (losses) of $625 million ($406 million, net of income tax)

• Adjusted earnings available to common shareholders up $202 million

(1) See “— Results of Operations — Consolidated Results” and “— Non-GAAP and Other Financial Disclosures” for reconciliations and definitions of non-GAAP financial measures.
Consolidated Results - Adjusted Earnings
Adjusted earnings available to common shareholders up $202 million:
•
Results of operations positively impacted by annuities reinsurance activity with Brighthouse, the impact of 2017 and 2016 refinements made to DAC and certain insurance-related liabilities and the impact in both 2017 and 2016 of our annual actuarial assumption review, partially offset by the unfavorable impact of U.S. Tax Reform and other tax items

•	Our results for 2017 included the following:
	•	a tax charge of $298 million related to U.S. Tax Reform
•
net tax charges of $139 million consisting of (i) a $180 million net tax charge related to the repatriation of approximately $3.0 billion of cash following the post-Separation review of our capital needs, partially offset by a tax benefit associated with dividends from our non-U.S. operations, and (ii) a $41 million tax benefit from the finalization of certain tax audits

	•	a $102 million, net of income tax, increase in expenses associated with our previously announced unit cost initiative
•
a $73 million, net of income tax, charge for expenses incurred related to a guaranty fund assessment for Penn Treaty Network America Insurance Company (“Penn Treaty”) and increases in asbestos and litigation reserves

	•	a $90 million, net of income tax, charge to increase certain RIS policy reserves
	•	a favorable reserve adjustment of $55 million, net of income tax, resulting from modeling improvements in the reserving process for our life business
	•	a charge of $36 million, net of income tax, for lease impairments
	•	a benefit of $12 million, net of income tax, related to a refinement to prior period reinsurance receivables in Australia
•	Our results for 2016 included the following:
	•	unfavorable reserve adjustments of $65 million, net of income tax, resulting from modeling improvements in the reserving process
	•	a $44 million, net of income tax, charge related to an adjustment to reinsurance receivables in Australia
	•	tax benefit of $25 million related to a change in tax rate in Japan, which includes a benefit of $20 million that pertains to prior periods
	•	a $23 million, net of income tax, charge for an increase in litigation reserves
	•	tax charge in Chile of $12 million as a result of tax reform legislation, which includes a charge of $10 million that pertains to prior periods

For a more in-depth discussion of our consolidated results, see “— Results of Operations — Consolidated Results” and “— Results of Operations — Consolidated Results — Adjusted Earnings.”
Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015

Consolidated Results – Highlights
Net income (loss) available to MetLife, Inc.’s common shareholders down $4.5 billion:

• Income (loss) from discontinued operations, net of income tax, down $4.0 billion

• Unfavorable change in net derivative gains (losses) of $1.3 billion ($857 million, net of income tax) primarily driven by the impact of our variable annuity hedging program

• Unfavorable change in net investment gains (losses) of $292 million ($190 million, net of income tax)

• Adjusted earnings available to common shareholders up $119 million

• Results for 2016 include the financial impact of converting the Company’s Japan operations to calendar year-end reporting without retrospective application of this change to prior years

(1) See “— Results of Operations — Consolidated Results” and “— Non-GAAP and Other Financial Disclosures” for reconciliations and definitions of non-GAAP financial measures.
Consolidated Results - Adjusted Earnings
Adjusted earnings available to common shareholders up $119 million:
•
Results of operations impacted by: (i) higher net investment income from portfolio growth; (ii) lower tax and related interest expense; (iii) lower investment yields; (iv) refinements made to DAC and certain insurance-related liabilities; (v) unfavorable underwriting; (vi) the impact of affiliated reinsurance activity; and (vii) the impact of our annual actuarial assumption review.

•	Our 2016 results included the following:
	•	unfavorable reserve adjustments of $65 million, net of income tax, resulting from modeling improvements in the reserving process
	•	a $44 million, net of income tax, charge related to an adjustment to reinsurance receivables in Australia
	•	tax benefit of $25 million related to a change in tax rate in Japan, which includes a benefit of $20 million that pertains to prior periods
	•	a $23 million, net of income tax, charge for an increase in litigation reserves
	•	tax charge in Chile of $12 million as a result of tax reform legislation, which includes a charge of $10 million that pertains to prior periods
•	Our 2015 results included the following:
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
For a more in-depth discussion of our consolidated results, see “— Results of Operations — Consolidated Results” and “— Results of Operations — Consolidated Results — Adjusted Earnings.”

Consolidated Company Outlook
Our strategy is founded on the principle of One MetLife, where digital and simplified are the key enablers of our four strategic cornerstones: (i) optimizing value and risk by focusing on our businesses with higher internal rates of return, lower capital intensity, and maximum cash generation, (ii) driving operational excellence, by transforming into a high-performance operating company with a competitive cost structure, (iii) enabling our distribution channels to drive efficiency and productivity through digitalization and improved customer persistency, and (iv) undertaking a targeted approach to find the right solutions for the right customers through differentiated customer value propositions. This enterprise strategy will enhance our ability to focus on the right markets, build clear differentiators, and continue to make the right investments to deliver shareholder value.
We expect our results to be less sensitive to interest rates as we continue to position ourselves into less volatile and fee-based businesses. Assuming interest rates follow the observable forward yield curves as of the year ended December 31, 2017, we expect the average ratio of free cash flow to adjusted earnings over the two-year period of 2018 and 2019 to be at the lower end of the 65% to 75% range due to timing of tax cash flows in 2018 and dependent upon a 10-year U.S. Treasury rate between 1.5% and 4.0%. We believe that free cash flow is a key determinant of common share dividends and common share repurchases.
We anticipate U.S. Tax Reform will reduce our 2018 effective tax rate from an estimated 25% to a range of 18% to 20%. Based on this change over time, we target an adjusted return on equity, excluding AOCI other than FCTA, of 800 to 900 basis points above the risk-free rate as measured by the 10-year U.S. Treasury rate. Over the longer-term, we believe this can rise to 1,000 basis points as the impact of business growth compounds and our expense initiative takes hold. These targets reflect our unit cost improvement program and the related initiative to invest $1.0 billion by 2020 to generate $800 million pre-tax run rate annual savings, net of stranded overhead. Book value per share, excluding AOCI other than FCTA, was $42.92 as of December 31, 2017. As of January 1, 2018, we expect this amount to decrease by approximately 2% reflecting the adoption of certain new accounting pronouncements, primarily relating to the impact of U.S. Tax Reform. See “— Overview — U.S. Tax Reform” for further information.
A key element of our enterprise strategy is to return excess capital to common shareholders through dividends and share repurchases. In 2018, we expect to complete repurchases under the current $2.0 billion MetLife, Inc. common stock repurchase authorization, approved by the Board of Directors in November 2017. As previously announced, we intend to divest our retained Brighthouse common stock through an exchange offer for MetLife, Inc. common stock during 2018, subject to market conditions and regulatory approval. In 2018, our baseline capital management plan would result in a return of approximately $5.0 billion to common shareholders through common stock dividends, common share repurchases, and the anticipated Brighthouse common stock exchange offer. Any shares of MetLife, Inc. common stock that MetLife, Inc. receives in the Brighthouse common stock exchange offer would be in addition to other share repurchase authorizations. Common stock repurchases and exchange offers are dependent upon several factors, which could include the necessary approval of our Board of Directors, our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of the related common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors.
We anticipate the net impact to holding company cash from liability management transactions to be between $1.0 billion to $2.0 billion in 2018. This is in addition to the impact to net cash due to the repayment of $1.0 billion debt maturity in December 2017. Further, we plan to maintain a liquidity buffer of $3.0 to $4.0 billion of liquid assets at the holding companies.
When making these and other projections, we must rely on the accuracy of our assumptions about future economic and business conditions, which can be affected by known and unknown risks and other uncertainties. For example, given the significant complexities and uncertainties of U.S. Tax Reform, additional guidance from the U.S. Treasury, Securities and Exchange Commission or the Financial Accounting Standards Board may require the Company to revise these estimates in future periods. See “Risk Factors — Regulatory and Legal Risks — U.S. Tax Reform Could Have an Impact on Us.” In addition, the group annuity reserve increase within RIS was substantially based on actuarial, legal, statistical, and other assumptions. If actual facts and factors differ from those we have assumed, the reserve established could be adversely or positively affected. For further information on this matter, see “— Overview — Group Annuity Reserves, Assumed Variable Annuity Guarantee Reserves and Other Revisions.”

Other Key Information
Basis of Presentation
Consolidation
Prior to January 1, 2016, certain international subsidiaries had a fiscal year cutoff of November 30th. The Company’s consolidated financial statements reflect the operating results of such subsidiaries for the year ended November 30, 2015. Effective January 1, 2016, the Company converted its Japan operations to calendar year-end reporting. The Company reported the cumulative effect of the change in accounting principle in net income for the year ended December 31, 2016 and did not retrospectively apply the effects of this change to prior periods. See Notes 1 and 2 of the Notes to the Consolidated Financial Statements.
Discontinued Operations
As previously discussed, the results of Brighthouse are reflected in the Company’s consolidated financial statements as discontinued operations. See “— Overview — Separation of Brighthouse” and Note 3 of the Notes to the Consolidated Financial Statements for information on discontinued operations and transactions with Brighthouse.
Revisions
See “— Overview — Group Annuity Reserves, Assumed Variable Annuity Guarantee Reserves and Other Revisions” and Note 1 of the Notes to the Consolidated Financial Statements for information regarding prior period revisions related to the Company’s consolidated results.
Non-Bank SIFI
On January 23, 2018, the U.S. Court of Appeals for the District of Columbia Circuit dismissed the FSOC’s appeal of the district court’s decision rescinding MetLife, Inc.’s designation as a non-bank SIFI. As a result, MetLife, Inc.’s non-bank SIFI designation remains rescinded and MetLife, Inc. is not subject to regulation by the Federal Reserve and the FDIC, or to enhanced supervision and prudential standards. However, the FSOC could again seek to designate MetLife, Inc. as a non-bank SIFI as part of its ongoing review of non-bank financial companies.
Hurricanes
In the third quarter of 2017, Hurricanes Irma and Harvey made landfall in Florida and Texas, respectively, causing loss of life and extensive property damage. MetLife’s property & casualty business’ gross losses from Hurricanes Irma and Harvey were approximately $65 million, before income tax. As of December 31, 2017, we recognized total net losses related to these hurricanes of $42 million, net of income tax, which impacted the U.S. segment. Additional storm-related losses may be recorded in future periods as claims are received from insureds.
Industry Trends
We continue to be impacted by the changing global financial and economic environment that has been affecting the industry.
Financial and Economic Environment
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility and disruptions in global capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Global Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period” and “Risk Factors — Economic Environment and Capital Markets-Related Risks — Difficult Conditions in the Global Capital Markets and the Economy Generally May Materially Adversely Affect Our Business and Results of Operations.”

We have market presence in numerous countries and, therefore, our business operations are exposed to risks posed by local and regional economic conditions. See “Risk Factors — Risks Related to Our Business — Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability.” We are closely monitoring political and/or economic conditions in the U.K., Mexico, and South Korea that might contribute to global market volatility and impact our business operations, investment portfolio and derivatives. For example, events following the U.K.’s referendum on June 23, 2016 and the uncertainties, including foreign currency exchange risks, associated with its pending withdrawal from the EU, have contributed to market volatility, both in the U.S. and beyond. These factors could contribute to weakening GDP growth, primarily in the U.K. and, to a lesser degree, continental Europe. The magnitude and longevity of the potential negative economic impacts would depend on the detailed agreements reached by the U.K. and the EU as a result of the negotiations regarding future trade and other arrangements. See “— Investments — Current Environment — Selected Country Investments.”
Central banks around the world are using monetary policy to address regional economic conditions. For example, in the United States, citing a strengthening economy, the Federal Reserve Board has begun its balance sheet tapering and the Federal Reserve Board’s Federal Open Market Committee has continued to increase the federal funds rate, most recently in December 2017. While the European Central Bank has continued to implement support measures, it is doing so at a slower place. In Japan, however, the Japanese government and the Bank of Japan are maintaining stimulus measures in order to boost inflation expectations and achieve sustainable economic growth in Japan. Such measures include the imposition of a negative rate on commercial bank deposits, continued government bond purchases and tax reform, including the lowering of the Japanese corporate tax rate and the delay until 2019 of an increase in the consumption tax to 10%. Going forward, Japan’s structural and demographic challenges may continue to limit its potential growth unless reforms that boost productivity are put into place. Japan’s high public sector debt levels are mitigated by low refinancing risks. Further actions by central banks in the future may affect interest rates and risk markets in the U.S., Europe, Japan and other developed and emerging economies, and may ultimately result in market volatility. We cannot predict with certainty the effect of these actions or the impact on our business operations, investment portfolio or derivatives. See “— Investments — Current Environment.”
Impact of a Sustained Low Interest Rate Environment
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
Some of our separate account products, including variable annuities, have certain minimum guarantee benefits. Declining interest rates increase the reserves we need to set up to protect the guarantee benefits, thereby reducing net income in the affected reporting period.

Mitigating Actions
The Company continues to be proactive in its investment and interest crediting rate strategies, as well as its product design and product mix. To mitigate the risk of unfavorable consequences from the low interest rate environment in the U.S., the Company applies disciplined asset/liability management (“ALM”) strategies, including the use of interest rate derivatives. In some cases, the Company has entered into offsetting positions as part of its overall ALM strategy and to reduce volatility in net income. Lowering interest crediting rates on some products, or adjusting the dividend scale on traditional products, can help offset decreases in investment margins on some products. Our ability to lower interest crediting rates could be limited by competition, requirements to obtain regulatory approval, or contractual guarantees of minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our margins could decrease or potentially become negative. We are able to limit or close certain products to new sales in order to manage exposures. Business actions, such as shifting the sales focus to less interest rate sensitive products, can also mitigate this risk. In addition, the Company is well diversified across product, distribution, and geography. Certain of our non-U.S. businesses, reported within our Latin America, EMEA, and Asia (exclusive of our Japan business) segments, which accounted for approximately 26% of our adjusted earnings in 2017, are not significantly interest rate or market sensitive; in particular, they do not have any direct sensitivity to U.S. interest rates. The Company’s primary exposure within these segments is insurance risk. We expect our non-U.S. businesses to grow faster than our U.S. businesses and, over time, to become a larger percentage of our total business. As a result of the foregoing, the Company expects to be able to substantially mitigate the negative impact of a sustained low interest rate environment in the U.S. on the Company’s profitability. Based on a near to intermediate term analysis of a sustained lower interest rate environment in the U.S., the Company anticipates adjusted earnings will continue to increase, although at a slower growth rate.
Low Interest Rate Scenario
In formulating economic assumptions for its insurance contract assumptions, the Company uses projections that it makes regarding interest rates. Included in these assumptions is the projection that the 10-year Treasury rate will rise from 2.41% at December 31, 2017 to 4.25% in 10 years, by 2027 and that 10-year yields will reach 2.61%, 2.72% and 2.80% by December 31, 2018, 2019 and 2020, respectively. Also included is the projection that the three-month LIBOR rate will move from 1.69% at December 31, 2017 to 2.19%, 2.31% and 2.35% by December 31, 2018, 2019 and 2020, respectively. The low interest rate scenario reflects an assumed constant 10-year Treasury rate of 1.50% and a constant three-month LIBOR rate of 0.65%, with the corresponding consensus of interest rate views and credit spreads (the “Low Interest Rate Scenario”).
The following summarizes the impact of the Low Interest Rate Scenario on our U.S. dollar and non-U.S. dollar denominated positions. In addition, we have included disclosure on the potential impact on 2018, 2019 and 2020 net income using the same Low Interest Rate Scenario on the mark-to-market of derivative positions that do not qualify as accounting hedges.
Below is a summary of the rates we used for the Low Interest Rate Scenario versus our business plan through 2020. These rates represent the most relevant short-term and long-term rates for our business plan.

	Years Ended December 31,
	2017		2018		2019		2020
	Low Interest Rate Scenario	Business Plan	Low Interest Rate Scenario	Business Plan	Low Interest Rate Scenario	Business Plan	Low Interest Rate Scenario	Business Plan
Three-month LIBOR	0.65%	1.69%	0.65%	2.19%	0.65%	2.31%	0.65%	2.35%
10-year U.S. Treasury	1.50%	2.41%	1.50%	2.61%	1.50%	2.72%	1.50%	2.80%
The Low Interest Rate Scenario assumes three-month LIBOR to be 0.65% and the 10-year U.S. Treasury rate to be 1.50% at December 31, 2017 and remain constant at those levels until December 31, 2020. We make similar assumptions for interest rates at other maturities, and hold this interest rate curve constant through December 31, 2020. In addition, in the Low Interest Rate Scenario, we assume credit spreads remain constant from December 2017 through the end of 2020 as compared to our business plan which assumes rising credit spreads through 2018 and thereafter remaining constant through the end of 2020. Further, we also include the impact of low interest rates on our pension and postretirement plan expenses. We allocate this impact across our segments and it is included in the segment discussion below. The discount rate used to value these plans is tied to high quality corporate bond yields. Accordingly, an extended low interest rate environment will result in increased pension and other postretirement benefit liabilities. However, these liabilities are offset by corresponding returns on the fixed income portfolio of pension and other postretirement benefit plan assets resulting in an overall decrease in expense.

Hypothetical Impact to Adjusted Earnings
Based on the above assumptions, we estimate an unfavorable combined long-term and short-term interest rate impact on our consolidated adjusted earnings from the Low Interest Rate Scenario of approximately $55 million in 2018, $50 million in 2019 and $260 million in 2020. Under the Low Interest Rate Scenario, our long-term businesses are negatively impacted by the larger gap between new money yields and the yield on assets rolling off the portfolio. However, there are positive offsets under the Low Interest Rate Scenario as short-term rates are much lower than the business plan rates and the yield curve is steeper than that of the business plan. For example, our securities lending business performs better than our business plan because it is driven by the slope of the yield curve rather than by the level of interest rates. In addition, derivative income is higher primarily due to our receiver swaps where we receive a fixed rate and pay a floating rate. Further, the favorable derivative impact under the flat rate scenario is lower in 2020 than in 2018 and 2019. This is driven by higher rates on forward derivative positions protection that begin in 2020.
Hypothetical Impact to Our Mark-to-Market Derivative Positions
In addition to its impact on adjusted earnings, we estimated the effect of the Low Interest Rate Scenario on the mark-to-market of our derivative positions that do not qualify as accounting hedges. We applied the Low Interest Rate Scenario to these derivatives and compared the impact to that from interest rates in our business plan. We hold a significant position in long-duration receive-fixed interest rate swaps to hedge reinvestment risk. These swaps are most sensitive to the 30-year and 10-year swap rates and we recognize gains as rates drop and recognize losses as rates rise. This estimated impact on the derivative mark-to-market does not include that of our VA program derivatives as the impact of low interest rates in the freestanding derivatives would be largely offset by the mark-to-market in net derivative gains (losses) for the related embedded derivative.
Based on these additional assumptions, we estimate the combined long-term and short-term interest rate impact of the Low Interest Rate Scenario on the mark-to-market of our derivative positions that do not qualify as accounting hedges to be a decrease in net income of $74 million in 2018, $151 million in 2019 and $34 million in 2020. See “— Results of Operations — Consolidated Results” for information regarding our actual gains and losses on the Company’s non-VA program derivatives due to interest rate changes which are included in net income.
Segments and Corporate & Other
The following discussion summarizes the impact of the above Low Interest Rate Scenario on the adjusted earnings of our segments, as well as Corporate & Other. See also “— Policyholder Liabilities — Policyholder Account Balances” for information regarding the account values subject to minimum guaranteed crediting rates.
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
We estimate a favorable combined long-term and short-term interest rate impact on the adjusted earnings of our Group Benefits business from the Low Interest Rate Scenario of $35 million, $50 million and $20 million in 2018, 2019 and 2020, respectively.

Retirement and Income Solutions
Retirement and Income Solutions contains both short and long-duration products consisting of capital market products, pension risk transfers, structured settlements, and other benefit funding products. The majority of short- duration products are managed on a floating rate basis, which mitigates the impact of the low interest rate environment in the U.S. The long-duration products have very predictable cash flows and we have matched these cash flows through our ALM strategies. We also use interest rate swaps to help protect income in this segment against a low interest rate environment in the U.S. Based on the cash flow estimates, only a small component is subject to reinvestment risk. Reinvestment risk is defined for this purpose as the amount of reinvestment in 2018, 2019 and 2020 that would impact adjusted earnings due to reinvesting cash flows in the Low Interest Rate Scenario.
We estimate the following combined long-term and short-term interest rate impact on adjusted earnings on our Retirement and Income Solutions business from the Low Interest Rate Scenario: (i) an unfavorable impact of $15 million in 2018, (ii) a favorable impact of $10 million in 2019 and (iii) an unfavorable impact of $55 million in 2020.
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
We estimate an unfavorable combined long-term and short-term interest rate impact on adjusted earnings on our Property & Casualty business from the Low Interest Rate Scenario of $5 million, $5 million and $10 million in 2018, 2019 and 2020, respectively.
Asia
Our Japan business offers traditional life insurance and accident & health products. To the extent the Japan life insurance portfolio is U.S. interest rate and LIBOR sensitive and we are unable to lower crediting rates to the customer, adjusted earnings will decline. We manage interest rate risk on our life products through a combination of product design features and ALM strategies.
We sell annuities in Japan which are predominantly single premium products with crediting rates set at the time of issue. This allows us to tightly manage product ALM, cash flows and net spreads, thus maintaining profitability.
We estimate an unfavorable combined long-term and short-term interest rate impact on the adjusted earnings of our Asia segment from the Low Interest Rate Scenario of $25 million, $45 million and $70 million in 2018, 2019 and 2020, respectively.
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
In annuities, the impact on adjusted earnings from margin compression is concentrated in our deferred annuities where there are minimum interest rate guarantees. Under the Low Interest Rate Scenario, we assume that a larger percentage of customers will maintain their funds with us to take advantage of the attractive minimum guaranteed crediting rates and we expect to experience margin compression as we reinvest cash flows at lower interest rates. Partially offsetting this margin compression, we assume we will lower crediting rates on contractual reset dates for the portion of business that is not currently at minimum crediting rates. Additionally, we have various interest rate derivative positions to partially mitigate this risk.

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
Reinvestment risk is defined for this purpose as the amount of reinvestment in 2018, 2019 and 2020 that would impact adjusted earnings due to reinvesting cash flows in the Low Interest Rate Scenario. For the life business, $2.4 billion, $2.7 billion and $4.4 billion in 2018, 2019 and 2020, respectively, of the asset base will be subject to reinvestment risk on an average asset base of $60.8 billion, $60.6 billion and $60.4 billion in 2018, 2019 and 2020, respectively. For our deferred annuities business, $1.1 billion, $1.4 billion, and $1.4 billion in 2018, 2019, and 2020, respectively, of the asset base will be subject to reinvestment risk on an average asset base of $17.7 billion, $17.5 billion and $17.3 billion in 2018, 2019 and 2020, respectively. For our long-term care portfolio, $0.4 billion, $0.5 billion and $0.4 billion of the asset base in 2018, 2019 and 2020, respectively, will be subject to reinvestment risk on an average asset base of $12.1 billion, $12.7 billion and $13.4 billion in 2018, 2019 and 2020, respectively.
We estimate the following combined long-term and short-term interest rate impact on the adjusted earnings of our MetLife Holdings segment from the Low Interest Rate Scenario: (i) a favorable impact of $5 million in 2018 and (ii) unfavorable impacts of $30 million and $110 million in 2019 and 2020, respectively.
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
We estimate an unfavorable combined long-term and short-term interest rate impact on the adjusted earnings of Corporate & Other from the Low Interest Rate Scenario of $50 million, $30 million and $35 million in 2018, 2019 and 2020, respectively.
Competitive Pressures
The life insurance industry remains highly competitive. Product development is focused on differentiation leading to more intense competition with respect to product features and services. Several of the industry’s products can be quite homogeneous and subject to intense price competition. Cost reduction efforts are a priority for industry players, with benefits resulting in price adjustments to favor customers and reinvestment capacity. Larger companies have the ability to invest in brand equity, product development, technology optimization, risk management, and innovation, which are among the fundamentals for sustained profitable growth in the life insurance industry. Insurers are focused on their core businesses, specifically in markets where they can achieve scale. Financial strength and flexibility, and technology modernization are prerequisites for sustainable growth in the life insurance industry. Larger market participants tend to have the capacity to invest in analytics, distribution, and information technology and have the capability to engage with the new digital entrants. There is a shift in distribution from proprietary to third party models in mature markets, due to the lower cost structure. Evolving customer expectations are having a significant impact on the competitive environment as insurers strive to offer the superior customer service demanded by an increasingly sophisticated industry client base. We believe that the continued volatility of the financial markets and its impact on the capital position of many competitors will continue to strain the competitive environment. Legislative and other changes affecting the regulatory environment can also affect the competitive environment within the life insurance industry and within the broader financial services industry. See “Business — Regulation.” We believe that the aforementioned factors have highlighted financial strength, technology efficiency, and organizational agility as the most significant differentiators and, as a result, we believe the Company is well positioned to compete in this environment.

Regulatory Developments
In the United States, our life insurance companies are regulated primarily at the state level, with some products and services also subject to federal regulation. As life insurers introduce new and often more complex products, regulators refine capital requirements and introduce new reserving standards for the life insurance industry. Regulations recently adopted or currently under review can potentially impact the statutory reserve and capital requirements of the industry. See “Risk Factors — Regulatory and Legal Risks — Our Insurance, Pensions and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.” Regulators have also undertaken market and sales practices reviews of several markets or products, including equity-indexed annuities, variable annuities and group products, as well as reviews of the utilization of affiliated captive reinsurers and offshore entities to reinsure insurance risks. See “Business — Regulation,” “Risk Factors — Risks Related to Our Business — Our Statutory Life Insurance Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity,” and “Risk Factors — Regulatory and Legal Risks — Changes in U.S. Federal, State Securities and State Insurance Laws and Regulations May Affect Our Operations and Our Profitability.”
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
VOBA represents the excess of book value over the estimated fair value of acquired insurance, annuity, and investment-type contracts in force at the acquisition date. For certain acquired blocks of business, the estimated fair value of the in-force contract obligations exceeded the book value of assumed in-force insurance policy liabilities, resulting in negative VOBA, which is presented separately from VOBA as an additional insurance liability included in other policy-related balances. The estimated fair value of the acquired obligations is based on projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, expenses, investment returns, nonperformance risk adjustment and other factors. Actual experience on the purchased business may vary from these projections. The recovery of DAC and VOBA is dependent upon the future profitability of the related business.

Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period, which can result in significant fluctuations in amortization of DAC and VOBA. Our practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. We monitor these events and only change the assumption when our long-term expectation changes. The effect of an increase (decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease (increase) in the DAC and VOBA amortization with an offset to our unearned revenue liability which nets to approximately $30 million. We use a mean reversion approach to separate account returns where the mean reversion period is five years with a long-term separate account return after the five-year reversion period is over. The current long-term rate of return assumption for the variable universal life contracts and variable deferred annuity contracts is 7.0%.
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
At December 31, 2017, 2016 and 2015, DAC and VOBA for the Company was $18.4 billion, $17.6 billion and $17.4 billion, respectively. Amortization of DAC and VOBA associated with the variable and universal life and annuity contracts was significantly impacted by movements in equity markets. The following illustrates the effect on DAC and VOBA of changing each of the respective assumptions, as well as updating estimated gross margins or profits with actual gross margins or profits during the years ended December 31, 2017, 2016 and 2015. Increases (decreases) in DAC and VOBA balances, as presented below, resulted in a corresponding decrease (increase) in amortization.

	Years Ended December 31,
	2017	2016	2015
	(In millions)
General account investment return	$(5)	$5	$(3)
Separate account investment return	21	(3)	(27)
Net investment gains (losses)/Net derivative gains (losses)	60	226	(151)
Guaranteed minimum income benefits	(2)	44	11
Expense	12	2	(96)
In-force/Persistency	(10)	(63)	106
Policyholder dividends and other	56	(189)	(73)
Total	$132	$22	$(233)

The following represent significant items contributing to the changes to DAC and VOBA amortization in 2017:

•	Changes in net investment and net derivative gains (losses) resulted in the following changes in DAC and VOBA amortization:

–
Actual gross profits increased as a result of a decrease in liabilities associated with guarantee obligations on variable annuities, resulting in an increase of DAC and VOBA amortization of approximately $80 million, including the impact from our nonperformance risk and risk margins in the valuation. This is more than offset by the mark-to-market losses and adjustments on the freestanding derivatives hedging such guarantee obligations which resulted in a decrease in DAC and VOBA amortization of approximately $90 million.

–	The remainder of the impact decreased DAC amortization by approximately $45 million and was attributable to 2017 investment activities.

•
The change in policyholder dividends and other is primarily driven by a decrease of approximately $60 million of DAC amortization resulting from the annual actuarial assumption update of the closed block, partially offset by an increase of approximately $40 million of DAC amortization from the dividend scale update of the open block. In addition, DAC amortization decreased by approximately $55 million due to an adjustment related to certain participating whole life business assumed from Brighthouse.

The following represent significant items contributing to the changes to DAC and VOBA amortization in 2016:

•	Changes in net investment and net derivative gains (losses) resulted in the following changes in DAC and VOBA amortization:

–
Actual gross profits increased as a result of a decrease in liabilities associated with guarantee obligations on variable annuities, resulting in an increase of DAC and VOBA amortization of approximately $60 million, excluding the impact from our nonperformance risk and risk margins, which are described below. Mark-to-market losses on the freestanding derivatives hedging such guarantee obligations resulted in a decrease in DAC and VOBA amortization of approximately $180 million.

–
The Company’s nonperformance risk adjustment decreased the valuation of guaranteed liabilities, increased actual gross profits and increased DAC and VOBA amortization by approximately $40 million. This is more than offset by higher risk margins, which increased the guarantee liability valuations, decreased actual gross profits and decreased DAC and VOBA amortization by approximately $120 million.

–	The remainder of the impact decreased DAC and VOBA amortization by approximately $30 million and was attributable to 2016 investment activities and assumption updates.

•	The change in policyholder dividends and other is primarily driven by:

–	An increase of approximately $110 million of DAC and VOBA amortization resulting from the annual actuarial assumption update of the closed block.

–	An increase of approximately $70 million of DAC and VOBA amortization resulting from the dividend scale update.
The following represent significant items contributing to the changes to DAC and VOBA amortization in 2015:

•	Changes in net investment and net derivative gains (losses) resulted in the following changes in DAC and VOBA amortization:

–
Actual gross profits decreased as a result of an increase in liabilities associated with guarantee obligations on variable annuities, resulting in a decrease of DAC and VOBA amortization of approximately $90 million. Mark-to-market changes on the freestanding derivatives hedging such guarantee obligations resulted in an increase in DAC and VOBA amortization of approximately $70 million.

–	The remainder of the impact increased DAC and VOBA amortization by approximately $170 million and was attributable to 2015 investment activities.

•
Better than expected persistency and updates in persistency assumptions caused an increase in actual and expected future gross profits resulting in a decrease in DAC and VOBA amortization of approximately $110 million.

•	The change in expense resulted in an increase to DAC and VOBA amortization of approximately $100 million primarily attributable to the annual actuarial assumption update.

•
The change in policyholder dividends and other is primarily driven by an increase of approximately $70 million of DAC and VOBA amortization resulting from the actuarial assumption update, primarily related to closed block, and other model refinements.

Our DAC and VOBA balance is also impacted by unrealized investment gains (losses) and the amount of amortization which would have been recognized if such gains and losses had been realized. The increase in unrealized investment gains (losses) decreased the DAC and VOBA balance by $529 million and $163 million in 2017 and 2016, respectively, while the change in unrealized investment gains increased the DAC and VOBA balance by $448 million in 2015. See Notes 5 and 8 of the Notes to the Consolidated Financial Statements for information regarding the DAC and VOBA offset to unrealized investment losses.
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
The impact of the range of reasonably likely variances in credit spreads increased significantly as compared to prior periods. However, these estimated effects do not take into account potential changes in other variables, such as equity price levels and market volatility, which can also contribute significantly to changes in carrying values. Therefore, the table does not necessarily reflect the ultimate impact on the consolidated financial statements under the credit spread variance scenarios presented below.

	Changes in Balance Sheet Carrying Value At December 31, 2017
	Policyholder Account Balances	DAC and VOBA
	(In millions)
100% increase in our credit spread	$230	$19
As reported	$323	$27
50% decrease in our credit spread	$386	$35
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
For purposes of goodwill impairment testing, if the carrying value of a reporting unit exceeds its estimated fair value, the implied fair value of the reporting unit goodwill is compared to the carrying value of that goodwill to measure the amount of impairment loss, if any. In such instances, the implied fair value of the goodwill is determined in the same manner as the amount of goodwill that would be determined in a business acquisition. The key inputs, judgments and assumptions necessary in determining estimated fair value of the reporting units include projected adjusted earnings, current book value, the level of economic capital required to support the mix of business, long-term growth rates, comparative market multiples, the account value of in-force business, projections of new and renewed business, as well as margins on such business, the level of interest rates, credit spreads, equity market levels, and the discount rate that we believe is appropriate for the respective reporting unit.
In the third quarter of 2017, the Company tested the MetLife Holdings life reporting unit for impairment using the actuarial‑based embedded value fair valuation approach. The estimated fair value of the reporting unit exceeded the carrying value by approximately 19% and, therefore, the reporting unit was not impaired. If we had assumed that the discount rate was 100 basis points higher than the discount rate used, the estimated fair value of the MetLife Holdings life reporting unit would have been higher than the carrying value by approximately 1%. The MetLife Holdings life reporting unit consists of operations relating to products and businesses no longer actively marketed by the Company. As of December 31, 2017, the amount of goodwill allocated to the MetLife Holdings life reporting unit was $887 million.
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
Employee Benefit Plans
Certain subsidiaries of MetLife, Inc. sponsor and/or administer various plans that provide defined benefit pension and other postretirement benefits covering eligible employees . The calculation of the obligations and expenses associated with these plans requires an extensive use of assumptions such as the discount rate, expected rate of return on plan assets, rate of future compensation increases and healthcare cost trend rates, as well as assumptions regarding participant demographics such as rate and age of retirement, withdrawal rates and mortality. In consultation with external actuarial firms, we determine these assumptions based upon a variety of factors such as historical experience of the plan and its assets, currently available market and industry data, and expected benefit payout streams.

We determine the expected rate of return on plan assets based upon an approach that considers inflation, real return, term premium, credit spreads, equity risk premium and capital appreciation, as well as expenses, expected asset manager performance, asset weights and the effect of rebalancing. Given the amount of plan assets as of December 31, 2016, the beginning of the measurement year, if we had assumed an expected rate of return for both our pension and other postretirement benefit plans that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our net periodic benefit costs would have been a decrease of $101 million and an increase of $101 million, respectively, in 2017. This considers only changes in our assumed long-term rate of return given the level and mix of invested assets at the beginning of the year, without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed long-term rate of return.
We determine the discount rates used to value the Company’s pension and postretirement obligations, based upon rates commensurate with current yields on high quality corporate bonds. Given our pension and postretirement obligations as of December 31, 2016, the beginning of the measurement year, if we had assumed a discount rate for both our pension and postretirement benefit plans that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our net periodic benefit costs would have been a decrease of $97 million and an increase of $111 million, respectively, in 2017. This considers only changes in our assumed discount rates without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed discount rate. The assumptions used may differ materially from actual results due to, among other factors, changing market and economic conditions and changes in participant demographics. These differences may have a significant impact on the Company’s consolidated financial statements and liquidity.
See Note 17 of the Notes to the Consolidated Financial Statements for additional discussion of assumptions used in measuring liabilities relating to our employee benefit plans.
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
On December 22, 2017, U.S. Tax Reform was signed into law. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. As a result, the Company recognized the tax effects of U.S. Tax Reform for the year ended December 31, 2017. See “— Executive Summary — Overview — U.S. Tax Reform” for additional information.
See also Notes 1 and 18 of the Notes to the Consolidated Financial Statements for additional information on our income taxes.

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
See Note 20 of the Notes to the Consolidated Financial Statements for additional information regarding our assessment of litigation contingencies.
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
Segment net investment income is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact our consolidated net investment income, income (loss) from continuing operations, net of income tax, or adjusted earnings.
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
Acquisitions and Dispositions
2017 Acquisition
On September 15, 2017, the Company completed the acquisition of Logan Circle Partners, L.P. (“Logan Circle Partners”), from Fortress Investment Group LLC, for approximately $250 million in cash. Logan Circle Partners is a fundamental research-based investment manager providing institutional clients actively managed investment solutions across a broad spectrum of fixed income strategies, with more than 100 institutional clients and more than $37 billion in assets under management as of August 31, 2017.
2017 Pending Disposition
See Note 3 of the Notes to the Consolidated Financial Statements for information regarding the Company’s disposition of MetLife Afore, its pension fund management business in Mexico.

2017 Disposition
Separation of Brighthouse
On August 4, 2017, MetLife, Inc. completed the Separation. See Note 3 of the Notes to the Consolidated Financial Statements.
2016 Disposition
In July 2016, MetLife, Inc. completed the sale to Massachusetts Mutual Life Insurance Company (“MassMutual”) of its U.S. retail advisor force and certain assets associated with the MetLife Premier Client Group, including all of the issued and outstanding shares of MetLife’s affiliated broker-dealer, MSI, a wholly-owned subsidiary of MetLife, Inc. (collectively, the “U.S. Retail Advisor Force Divestiture”) for $291 million. MassMutual assumed all of the liabilities related to such assets that arise or occur at or after the closing of the sale. As part of the transactions, MetLife, Inc. and MassMutual entered into a product development agreement under which the part of MetLife’s former U.S. retail business now in Brighthouse will be the exclusive developer of certain annuity products to be issued by MassMutual. In the MassMutual purchase agreement, MetLife, Inc. agreed to indemnify MassMutual for certain claims, liabilities and breaches of representations and warranties up to limits described in the purchase agreement. See Note 3 of the Notes to the Consolidated Financial Statements for further information.

Results of Operations
Consolidated Results
Business Overview. Overall sales for the year ended December 31, 2017 increased over 2016 levels reflecting an increase in sales in the majority of our businesses. An overall increase in sales from our U.S. segment was primarily driven by improved sales in our RIS business, as well as strong sales from core and voluntary products in our Group Benefits business. The improvement in RIS was the result of higher sales of pension risk transfers, specialized life insurance, stable value and structured settlement products. Sales in our Asia segment increased primarily driven by a successful sales campaign in Korea, agency growth and the continued success of our whole life critical illness product in China, as well as a large group case in Australia. Sales in EMEA also improved as a result of growth in Turkey, Egypt and several European markets, partially offset by a decrease in sales due to the closing of the wealth management product to new business in the U.K. and the loss of a credit life contract in Poland. In our MetLife Holdings segment, sales declined, as we have discontinued the marketing of life and annuity products in connection with the U.S. Retail Advisor Force Divestiture and the Separation. In our Latin America segment, sales declined as higher group accident & health and credit life product sales in Mexico were more than offset by a large group medical sale in Mexico in 2016.

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Revenues
Premiums	$38,992	$37,202	$36,403
Universal life and investment-type product policy fees	5,510	5,483	5,570
Net investment income	17,363	16,790	16,205
Other revenues	1,341	1,685	1,927
Net investment gains (losses)	(308)	317	609
Net derivative gains (losses)	(590)	(690)	629
Total revenues	62,308	60,787	61,343
Expenses
Policyholder benefits and claims and policyholder dividends	39,544	37,581	36,500
Interest credited to policyholder account balances	5,607	5,176	4,415
Capitalization of DAC	(3,002)	(3,152)	(3,319)
Amortization of DAC and VOBA	2,681	2,718	3,184
Amortization of negative VOBA	(140)	(269)	(361)
Interest expense on debt	1,129	1,157	1,168
Other expenses	12,953	13,295	14,105
Total expenses	58,772	56,506	55,692
Income (loss) from continuing operations before provision for income tax	3,536	4,281	5,651
Provision for income tax expense (benefit)	(1,470)	693	1,590
Income (loss) from continuing operations, net of income tax	5,006	3,588	4,061
Income (loss) from discontinued operations, net of income tax	(986)	(2,734)	1,324
Net income (loss)	4,020	854	5,385
Less: Net income (loss) attributable to noncontrolling interests	10	4	12
Net income (loss) attributable to MetLife, Inc.	4,010	850	5,373
Less: Preferred stock dividends	103	103	116
Preferred stock repurchase premium	—	—	42
Net income (loss) available to MetLife, Inc.’s common shareholders	$3,907	$747	$5,215

Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016
During the year ended December 31, 2017, net income (loss) increased $3.2 billion from 2016 primarily driven by favorable changes in discontinued operations and adjusted earnings, as well as the favorable impact of U.S. Tax Reform, partially offset by an unfavorable change in net investment gains (losses).
Management of Investment Portfolio and Hedging Market Risks with Derivatives. We manage our investment portfolio using disciplined ALM principles, focusing on cash flow and duration to support our current and future liabilities. Our intent is to match the timing and amount of liability cash outflows with invested assets that have cash inflows of comparable timing and amount, while optimizing risk-adjusted net investment income and risk-adjusted total return. Our investment portfolio is heavily weighted toward fixed income investments, with over 80% of our portfolio invested in fixed maturity securities and mortgage loans. These securities and loans have varying maturities and other characteristics which cause them to be generally well suited for matching the cash flow and duration of insurance liabilities. In addition, our general account investment portfolio includes, within FVO securities, contractholder-directed unit-linked investments supporting unit-linked variable annuity type liabilities, which do not qualify as separate account assets. The returns on these contractholder-directed unit-linked investments, which can vary significantly from period to period, include changes in estimated fair value subsequent to purchase, inure to contractholders and are offset in earnings by a corresponding change in policyholder account balances through interest credited to policyholder account balances.
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
We also use derivatives as an integral part of our management of the investment portfolio and insurance liabilities to hedge certain risks, including changes in interest rates, foreign currency exchange rates, credit spreads and equity market levels. We use freestanding interest rate, equity, credit and currency derivatives to hedge certain invested assets and insurance liabilities. A small portion of these hedges are designated and qualify as accounting hedges, which reduce volatility in earnings. For those hedges not designated as accounting hedges, changes in market factors lead to the recognition of fair value changes in net derivative gains (losses) generally without an offsetting gain or loss recognized in earnings for the item being hedged, which creates volatility in earnings. During 2017, we restructured certain derivative hedges to decrease volatility from nonqualified interest rate derivatives and to help meet prospective dividend and free cash flow objectives under varying interest rate scenarios. As part of this restructuring, we replaced certain nonqualified derivatives with derivatives that qualify for hedge accounting treatment. In addition, we also entered into replication transactions using interest rate swaps, which are accounted for at amortized cost under statutory guidelines and are nonqualified derivatives under GAAP. We actively evaluate market risk hedging needs and strategies to ensure our free cash flow and capital objectives are met under a range of market conditions.
Certain variable annuity products with guaranteed minimum benefits contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value recorded in net derivative gains (losses). We use freestanding derivatives to hedge the market risks inherent in these variable annuity guarantees. Ongoing refinement of the strategy may be required to adapt to changing NAIC rules, which may become effective as early as January 1, 2019. The restructured hedge strategy will be classified as a macro hedge program to protect our overall statutory capital from significant adverse economic conditions. The valuation of these embedded derivatives includes a nonperformance risk adjustment, which is unhedged, and can be a significant driver of net derivative gains (losses) and volatility in earnings, but does not have an economic impact on us.

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

	Years Ended December 31,
	2017	2016
	(In millions)
Non-VA program derivatives
Interest rate	$(39)	$(449)
Foreign currency exchange rate	(379)	352
Credit	198	108
Equity	6	12
Non-VA embedded derivatives	(131)	26
Total non-VA program derivatives	(345)	49
VA program derivatives
Market risks in embedded derivatives	1,052	364
Nonperformance risk adjustment on embedded derivatives	(190)	156
Other risks in embedded derivatives	68	(727)
Total embedded derivatives	930	(207)
Freestanding derivatives hedging embedded derivatives	(1,175)	(532)
Total VA program derivatives	(245)	(739)
Net derivative gains (losses)	$(590)	$(690)
The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $394 million ($256 million, net of income tax). This was primarily due to the U.S. dollar, relative to other key currencies, weakening in 2017 versus mostly strengthening in 2016, unfavorably impacting foreign currency swaps that primarily hedge foreign currency-denominated bonds. Additionally, there was a change in the value of the underlying assets unfavorably impacting non-VA embedded derivatives related to funds withheld on a certain reinsurance agreement. These decreases were partially offset by long-term interest rates mostly decreasing in 2017 and mostly increasing in 2016, favorably impacting receive-fixed interest rate swaps and total rate of return swaps hedging long-duration liability portfolios. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The favorable change in net derivative gains (losses) on VA program derivatives was $494 million ($321 million, net of income tax). This was due to a favorable change of $795 million ($517 million, net of income tax) in other risks in embedded derivatives and a favorable change of $45 million ($29 million, net of income tax) in market risks in embedded derivatives, net of the impact of freestanding derivatives hedging those risks, partially offset by an unfavorable change of $346 million, ($225 million, net of income tax) in the nonperformance risk adjustment on embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The foregoing $45 million ($29 million, net of income tax) favorable change reflects a $688 million ($447 million, net of income tax) favorable change in market risks in embedded derivatives, partially offset by a $643 million ($418 million, net of income tax) unfavorable change in freestanding derivatives hedging market risks in embedded derivatives.

The primary changes in market factors are summarized as follows:

•
Changes in foreign currency exchange rates contributed to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives related to the assumed variable annuity guarantees from our former operating joint venture in Japan. For example, the Japanese yen weakened against the euro by 10% in 2017 and strengthened by 6% in 2016.

•
Key equity index levels increased more in 2017 than in 2016, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives. For example, the S&P 500 Index increased 19% in 2017 and increased 10% in 2016.

•
Long-term interest rates in Japan increased in 2017 and decreased in 2016, contributing to a favorable change in our embedded derivatives and an unfavorable change in our freestanding derivatives related to the assumed variable annuity guarantees from our former operating joint venture in Japan. This was partially offset by long-term U.S. interest rates mostly decreasing in 2017 and mostly increasing in 2016. For example, the 30-year Japan swap rate increased five basis points in 2017 and decreased 41 basis points in 2016, and the 20-year U.S. swap rate decreased three basis points in 2017 and increased three basis points in 2016.

The foregoing $795 million ($517 million, net of income tax) favorable change in other risks in embedded derivatives reflects:

•	Updates to actuarial policyholder behavior assumptions within the valuation model.

•	A change in the risk margin adjustment measuring policyholder behavior risks, along with market and interest rate changes, and

•	The partially offsetting impact of a combination of other factors, which include fees being deducted from accounts and changes in the benefit base, premiums, lapses, withdrawals and mortality rates.
The aforementioned $346 million ($225 million, net of income tax) unfavorable change in the nonperformance risk adjustment on embedded derivatives resulted from an unfavorable change of $209 million, before income tax, as a result of model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, in addition to an unfavorable change of $137 million, before income tax, related to changes in our own credit spread.
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
Net Investment Gains (Losses). The unfavorable change in net investment gains (losses) of $625 million ($406 million, net of income tax) primarily reflects a 2017 loss recognized in connection with the Separation, while the 2016 results include gains from the U.S. Retail Advisor Force Divestiture and foreign currency transactions. These unfavorable changes were partially offset by higher gains on sales of real estate joint ventures and a lower provision for mortgage loan losses.
Actuarial Assumption Review. Results for 2017 include a $37 million ($25 million, net of income tax) gain associated with our annual review of actuarial assumptions related to reserves and DAC, of which a $21 million ($14 million, net of income tax) gain was recognized in net derivative gains (losses). Of the $37 million gain, a $96 million ($64 million, net of income tax) gain was associated with DAC, and a loss of $59 million ($39 million, net of income tax) was related to reserves. The $21 million gain recognized in net derivative gains (losses) associated with this review of actuarial assumptions was included within the other risks in embedded derivatives caption in the table above.

As a result of our annual review of actuarial assumptions, changes were made to economic, policyholder behavior, biometric and operational assumptions. These are summarized as follows:

•	Changes in operational assumptions, most notably related to updates to maintenance expense and closed block projections, resulted in a net gain of $114 million ($74 million net of income tax).

•	Changes in policyholder behavior assumptions resulted in reserve increases, partially offset by favorable DAC, resulting in a net charge of $47 million ($29 million, net of income tax).

•	Economic assumption updates resulted in reserve increases and DAC releases, resulting in a charge of $19 million ($13 million net of income tax).

•	Changes to biometric assumptions resulted in an increase in reserves, partially offset by favorable DAC, resulting in a charge of $11 million ($7 million, net of income tax).
The most significant impacts were in the MetLife Holdings Life and Annuities businesses.
Results for 2016 include a $648 million ($421 million, net of income tax) loss associated with our annual review of actuarial assumptions related to reserves and DAC, of which a $709 million ($461 million, net of income tax) loss was recognized in net derivative gains (losses) and a $103 million ($67 million, net of income tax) loss was recognized in updates to the closed block projection. Of the $648 million loss, a $729 million ($474 million, net of income tax) loss was related to reserves while an $81 million ($53 million, net of income tax) gain was associated with DAC.
Divested Businesses and Lag Elimination. Income (loss) before provision for income tax related to the divested businesses and lag elimination, excluding net investment gains (losses) and net derivative gains (losses), decreased $861 million ($618 million, net of income tax) to a loss of $1.1 billion ($747 million, net of income tax) in 2017 from a loss of $197 million ($129 million, net of income tax) in 2016. Included in this decline was a decrease in total revenues of $272 million, before income tax, and an increase in total expenses of $589 million, before income tax. Divested businesses include activity primarily related to the Separation. In addition, divested businesses for 2016 also include the financial impact of converting our Japan operations to calendar year-end reporting without retrospective application of this change to prior years.
Discontinued Operations. Loss from discontinued operations, net of income tax, decreased $1.7 billion for the year ended December 31, 2017 to a loss of $986 million, net of income tax, from a loss of $2.7 billion, net of income tax, for the year ended December 31, 2016. Income (loss) from discontinued operations reflects the results of our former Brighthouse Financial segment. The favorable change in income (loss) from discontinued operations was primarily due to a favorable change in net derivative gains (losses) of $3.1 billion, net of income tax, primarily driven by the impact of the 2016 annual actuarial assumption review on certain variable annuity products that contain embedded derivatives, partially offset by a loss of $1.2 billion, net of income tax, as a result of the Separation in 2017. For further information regarding the Separation, see Note 3 of the Notes to the Consolidated Financial Statements.
Taxes. Income tax benefit for the year ended December 31, 2017 was $1.5 billion, or 42% of income from continuing operations before provision for income tax, compared with income tax expense of $693 million, or 16% of income before provision for income tax, for the year ended December 31, 2016. Our effective tax rates differ from the U.S. statutory rate of 35% due to non-taxable investment income, tax credits for low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. Our 2017 results include the following tax items: (i) a net benefit of $1.3 billion related to the impact of U.S. Tax Reform, which includes a net benefit of $1.6 billion (comprised of a $1.8 billion tax benefit and a $222 million increase in other divested expenses reflective of a reduction in other receivables due to the revaluation of a tax receivable from Brighthouse) and an adjusted earnings charge of $298 million (comprised of a $254 million tax charge and a $44 million, net of income tax, reduction in net investment income), (ii) a tax-related benefit of $540 million related to the Separation, (iii) a $41 million tax benefit from the finalization of certain tax audits, (iv) a net tax charge of $180 million as a result of the repatriation of approximately $3.0 billion of cash following the post-Separation review of our capital needs, partially offset by a tax benefit associated with dividends from our non-U.S. operations, and (v) a tax benefit of $9 million related to the settlement of an audit in Argentina. Our 2016 results include a tax benefit of $110 million in Japan related to a change in tax rate, a tax charge of $26 million related to the repatriation of earnings from Japan and a tax charge of $19 million in Chile, related to a change in tax rate. In addition, 2016 results include a one-time tax benefit of $46 million for the finalization of certain tax audits.

Adjusted Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use adjusted earnings, which does not equate to income (loss) from continuing operations, net of income tax, as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of adjusted earnings and adjusted earnings available to common shareholders, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings and other financial measures based on adjusted earnings allow analysis of our performance relative to our business plan and facilitate comparisons to industry results. Adjusted earnings and adjusted earnings available to common shareholders should not be viewed as substitutes for net income (loss) and net income (loss) available to MetLife, Inc.’s common shareholders, respectively. Adjusted earnings available to common shareholders increased $202 million, net of income tax, to $4.2 billion, net of income tax, for the year ended December 31, 2017 from $4.0 billion, net of income tax, for the year ended December 31, 2016.
Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015
During the year ended December 31, 2016, net income (loss) decreased $4.5 billion from 2015 primarily driven by unfavorable changes in income (loss) from discontinued operations and net derivative gains (losses). In addition, in 2016, net income (loss) includes the financial impact of converting the Company’s Japan operations to calendar year-end reporting without retrospective application of this change to prior years.
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

	Years Ended December 31,
	2016	2015
	(In millions)
Non-VA program derivatives
Interest rate	$(449)	$61
Foreign currency exchange rate	352	393
Credit	108	7
Equity	12	(1)
Non-VA embedded derivatives	26	66
Total non-VA program derivatives	49	526
VA program derivatives
Market risks in embedded derivatives	364	246
Nonperformance risk adjustment on embedded derivatives	156	52
Other risks in embedded derivatives	(727)	(164)
Total embedded derivatives	(207)	134
Freestanding derivatives hedging embedded derivatives	(532)	(31)
Total VA program derivatives	(739)	103
Net derivative gains (losses)	$(690)	$629
The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $477 million ($310 million, net of income tax). This was primarily due to long-term interest rates increasing during 2016 and decreasing during 2015, unfavorably impacting receive-fixed interest rate swaps and total rate of return swaps primarily hedging long-duration liability portfolios. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.

The unfavorable change in net derivative gains (losses) on VA program derivatives was $842 million ($547 million, net of income tax). This was due to an unfavorable change of $563 million ($366 million, net of income tax) in other risks in embedded derivatives and an unfavorable change of $383 million ($249 million net of income tax) in market risks in embedded derivatives, net of the impact of freestanding derivatives hedging those risks partially offset by a favorable change of $104 million ($68 million, net of income tax) related to the change in the nonperformance risk adjustment on embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The foregoing $383 million ($249 million, net of income tax) unfavorable change reflects a $501 million ($326 million, net of income tax) unfavorable change in freestanding derivatives hedging market risks in embedded derivatives, partially offset by a favorable change of $118 million ($77 million, net of income tax) in market risks in embedded derivatives.
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

The aforementioned $104 million ($68 million, net of income tax) favorable change in the nonperformance risk adjustment on embedded derivatives resulted from a favorable change of $97 million, before income tax, as a result of model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, and a favorable change of $7 million, before income tax, related to changes in our own credit spread.
The foregoing $563 million ($366 million, net of income tax) unfavorable change in other risks in embedded derivatives reflected:

•	Updates to actuarial policyholder behavior assumptions within the valuation model; and

•	An increase in the risk margin adjustment, measuring policyholder behavior risks along with market and interest rate changes; partially offset by

•	The cross effect of capital market changes and the mismatch of fund performance between actual and modeled funds; and

•	A combination of other factors, including reserve changes influenced by benefit features and actual policyholder behavior, as well as FCTA.
Net Investment Gains (Losses). The unfavorable change in net investment gains (losses) of $292 million ($190 million, net of income tax) primarily reflects higher gains on sales of real estate, fixed maturity securities and equity securities in 2015 than in 2016 and an increase in the provision for mortgage loan losses in 2016. These unfavorable changes were partially offset by lower foreign currency transaction losses, as well as a gain in 2016 from the U.S. Retail Advisor Force Divestiture.
Actuarial Assumption Review. Results for 2016 include a $648 million ($421 million, net of income tax) loss associated with the annual review of assumptions related to reserves and DAC, of which a $709 million ($461 million, net of income tax) loss was recognized in net derivative gains (losses) and a loss of $103 million ($67 million, net of income tax) was recognized in updates to the closed block projection. Of the $648 million charge, $729 million ($474 million, net of income tax) was related to reserves and a benefit of $81 million ($53 million, net of income tax) was associated with DAC. The $709 million loss recognized in net derivative gains (losses) associated with this review of assumptions was included within the other risks in embedded derivatives caption in the table above.

As a result of our annual review of assumptions related to reserves and DAC, changes were made to economic, policyholder behavior, mortality and other assumptions. These are summarized as follows:

•
Changes in policyholder behavior and mortality assumptions resulted in reserve increases, partially offset by favorable DAC amortization, resulting in a loss of $356 million ($231 million, net of income tax).

•	Changes in economic assumptions resulted in reserve increases and unfavorable DAC amortization resulting in a loss of $125 million ($81 million, net of income tax).

•	The remaining updates resulted in reserve increases and unfavorable DAC amortization, resulting in a loss of $167 million ($109 million, net of income tax).
The most significant impacts of this review were in the MetLife Holdings life and annuity blocks of business.
Results for 2015 include a $142 million ($92 million, net of income tax) loss associated with our annual assumption review related to reserves and DAC, of which a $134 million ($87 million, net of income tax) loss was recognized in updates to the closed block projection. Of the $142 million loss, $94 million ($61 million, net of income tax) was related to DAC and $48 million ($31 million, net of income tax) was associated with reserves.
Divested Businesses and Lag Elimination. Income (loss) from continuing operations before provision for income tax related to the divested businesses and lag elimination, excluding net investment gains (losses) and net derivative gains (losses), increased $358 million ($228 million, net of income tax) to a loss of $197 million ($129 million, net of income tax) in 2016 from a loss of $555 million ($357 million, net of income tax) in 2015. Included in this decline was an increase in total revenues of $393 million, before income tax, and an increase in total expenses of $35 million, before income tax. Divested businesses include activity primarily related to the Separation. In addition, divested businesses for 2016 include the financial impact of converting the Company’s Japan operations to calendar year-end reporting without retrospective application of this change to prior years.
Discontinued Operations. Income (loss) from discontinued operations, net of income tax, decreased $4.0 billion for the year ended December 31, 2016 to a loss of $2.7 billion, net of income tax, from income of $1.3 billion, net of income tax, for the comparable 2015 period. Income (loss) from discontinued operations reflects the results of our former Brighthouse Financial segment, which were lower in 2016, primarily due to an unfavorable change in net derivative gains (losses) of $3.5 billion, net of income tax, primarily driven by the impact of the 2016 annual actuarial assumption review on certain variable annuity products that contain embedded derivatives. The most significant impact from the review was the result of changes in policyholder behavior assumptions, which resulted in reserve increases, partially offset by favorable DAC amortization. The policyholder behavior assumption changes included: (i) lower utilization of the elective annuitization option on the guarantee riders on the contracts; (ii) lower election of the guaranteed principal option in certain of our GMIBs, which, if exercised, returns to the policyholder the original purchase payment amounts; and (iii) adjusting the rate at which policyholders withdrew funds through systematic withdrawals.
The 2016 loss also included (i) a $340 million, net of income tax, charge for a write-off of DAC and increases to insurance related liabilities for its variable and universal life policies; (ii) a $223 million, net of income tax non-cash charge for goodwill impairment; (iii) unfavorable reserve adjustments of $192 million, net of income tax, resulting from modeling improvements in the reserving process; and (iv) unfavorable DAC unlockings of $161 million, net of income tax, related to the annual actuarial assumption review of the variable annuity business. For further information, see Note 3 of the Notes to the Consolidated Financial Statements.
Taxes. Income tax expense for the year ended December 31, 2016 was $693 million, or 16% of income from continuing operations before provision for income tax, compared with $1.6 billion, or 28% of income from continuing operations before provision for income tax, for the year ended December 31, 2015. The Company’s effective tax rates differ from the U.S. statutory rate of 35% typically due to non-taxable investment income, tax credits for low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. Our 2016 results include the following tax items: (i) a $110 million benefit related to a change in tax rate in Japan, (ii) an $8 million expense due to a deferred tax adjustment related to goodwill, (iii) a $46 million benefit for the finalization of certain tax audits, and (iv) a $22 million benefit related to an investment tax credit, partially offset by a $19 million charge related to a change in tax rate in Chile. Our 2015 results include tax charges of $580 million, of which $557 million was recorded under accounting guidance for the recognition of tax uncertainties, and $23 million was related to foreign exchange-related gains on investments in Argentina. These charges were partially offset by the following tax benefits: (i) $174 million related to a change in tax rate in Japan, (ii) $61 million related to the restructuring of our business in Chile, (iii) $57 million related to the repatriation of earnings from Japan, and (iv) $31 million related to the devaluation of the peso in Argentina.

Adjusted Earnings. Adjusted earnings available to common shareholders increased $119 million, net of income tax, to $4.0 billion, net of income tax, for the year ended December 31, 2016 from $3.9 billion, net of income tax, for the year ended December 31, 2015.

Reconciliation of income (loss) from continuing operations, net of income tax, to adjusted earnings available to common shareholders
Year Ended December 31, 2017

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss)	$2,001	$1,298	$613	$301	$914	$(1,107)	$4,020
Less: Income (loss) from discontinued operations, net of income tax	—	—	—	—	—	(986)	(986)
Income (loss) from continuing operations, net of income tax	$2,001	$1,298	$613	$301	$914	$(121)	$5,006
Less: Net investment gains (losses)	180	128	(47)	(10)	71	(630)	(308)
Less: Net derivative gains (losses)	(21)	31	108	32	(339)	(401)	(590)
Less: Other adjustments to continuing operations (1)	(197)	(43)	8	17	(337)	(1,070)	(1,622)
Less: Provision for income tax (expense) benefit	12	(47)	(41)	(35)	337	2,962	3,188
Adjusted earnings	$2,027	$1,229	$585	$297	$1,182	(982)	4,338
Less: Preferred stock dividends						103	103
Adjusted earnings available to common shareholders						$(1,085)	$4,235
Year Ended December 31, 2016

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss)	$1,756	$1,420	$629	$311	$300	$(3,562)	$854
Less: Income (loss) from discontinued operations, net of income tax	—	—	—	—	—	(2,734)	(2,734)
Income (loss) from continuing operations, net of income tax	$1,756	$1,420	$629	$311	$300	$(828)	$3,588
Less: Net investment gains (losses)	(15)	230	93	42	182	(215)	317
Less: Net derivative gains (losses)	53	(47)	3	24	(757)	34	(690)
Less: Other adjustments to continuing operations (1)	(263)	26	58	33	(50)	(285)	(481)
Less: Provision for income tax (expense) benefit	85	(13)	(68)	(61)	219	144	306
Adjusted earnings	$1,896	$1,224	$543	$273	$706	(506)	4,136
Less: Preferred stock dividends						103	103
Adjusted earnings available to common shareholders						$(609)	$4,033
Year Ended December 31, 2015

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss)	$2,080	$1,813	$503	$288	$1,175	$(474)	$5,385
Less: Income (loss) from discontinued operations, net of income tax	—	—	—	—	—	1,324	1,324
Income (loss) from continuing operations, net of income tax	$2,080	$1,813	$503	$288	$1,175	$(1,798)	$4,061
Less: Net investment gains (losses)	256	459	82	27	(37)	(178)	609
Less: Net derivative gains (losses)	98	67	(135)	40	391	168	629
Less: Other adjustments to continuing operations (1)	(149)	(120)	(72)	3	(455)	(568)	(1,361)
Less: Provision for income tax (expense) benefit	(72)	19	3	(22)	36	190	154
Adjusted earnings	$1,947	$1,388	$625	$240	$1,240	(1,410)	4,030
Less: Preferred stock dividends						116	116
Adjusted earnings available to common shareholders						$(1,526)	$3,914
__________________

(1)
See definitions of adjusted revenues and adjusted expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments and Note 2 of the Notes to the Consolidated Financial Statements for additional details on these adjustments by financial statement line item.

Reconciliation of revenues to adjusted revenues and expenses to adjusted expenses
Year Ended December 31, 2017

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Total revenues	$31,810	$11,875	$5,118	$3,729	$11,005	$(1,229)	$62,308
Less: Net investment gains (losses)	180	128	(47)	(10)	71	(630)	(308)
Less: Net derivative gains (losses)	(21)	31	108	32	(339)	(401)	(590)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	13	—	(1)	—	—	12
Less: Other adjustments to revenues (1)	(195)	336	69	875	(83)	(552)	450
Total adjusted revenues	$31,846	$11,367	$4,988	$2,833	$11,356	$354	$62,744
Total expenses	$28,797	$9,910	$4,308	$3,334	$9,881	$2,542	$58,772
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	9	—	(1)	(70)	2	(60)
Less: Other adjustments to expenses (1)	2	383	61	858	324	516	2,144
Total adjusted expenses	$28,795	$9,518	$4,247	$2,477	$9,627	$2,024	$56,688
Year Ended December 31, 2016

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Total revenues	$29,254	$11,973	$4,816	$3,810	$11,710	$(776)	$60,787
Less: Net investment gains (losses)	(15)	230	93	42	182	(215)	317
Less: Net derivative gains (losses)	53	(47)	3	24	(757)	34	(690)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	31	—	(1)	—	—	30
Less: Other adjustments to revenues (1)	(264)	601	48	936	(182)	(925)	214
Total adjusted revenues	$29,480	$11,158	$4,672	$2,809	$12,467	$330	$60,916
Total expenses	$26,607	$10,061	$3,961	$3,396	$11,337	$1,144	$56,506
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	42	—	—	(268)	—	(226)
Less: Other adjustments to expenses (1)	(1)	564	(10)	902	136	(640)	951
Total adjusted expenses	$26,608	$9,455	$3,971	$2,494	$11,469	$1,784	$55,781
Year Ended December 31, 2015

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Total revenues	$28,929	$11,944	$4,736	$2,930	$13,255	$(451)	$61,343
Less: Net investment gains (losses)	256	459	82	27	(37)	(178)	609
Less: Net derivative gains (losses)	98	67	(135)	40	391	168	629
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	12	—	(5)	—	—	7
Less: Other adjustments to revenues (1)	(163)	147	12	21	(245)	(674)	(902)
Total adjusted revenues	$28,738	$11,259	$4,777	$2,847	$13,146	$233	$61,000
Total expenses	$25,768	$9,689	$4,199	$2,599	$11,534	$1,903	$55,692
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	9	—	(5)	162	(9)	157
Less: Other adjustments to expenses (1)	(14)	270	84	18	48	(97)	309
Total adjusted expenses	$25,782	$9,410	$4,115	$2,586	$11,324	$2,009	$55,226
__________________

(1)
See definitions of adjusted revenues and adjusted expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments and Note 2 of the Notes to the Consolidated Financial Statements for additional details on these adjustments by financial statement line item.

Consolidated Results — Adjusted Earnings
Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the increase in adjusted earnings were annuities reinsurance activity with Brighthouse, the impact of 2017 and 2016 refinements made to DAC and certain insurance-related liabilities, and the impact in both 2017 and 2016 of our annual actuarial assumption review, partially offset by the negative impact of U.S. Tax Reform and other unfavorable tax items.
Foreign Currency. Changes in foreign currency exchange rates had a $22 million negative impact on adjusted earnings for 2017 compared to 2016. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. An increase of $70 million in adjusted earnings was attributable to business growth. We benefited from positive net flows from many of our businesses. As a result, growth in the investment portfolios of our U.S., Asia and Latin America segments generated higher net investment income. However, this was partially offset by a corresponding increase in interest credited expense on certain insurance-related liabilities. In our U.S. segment, an increase in average premium per policy in our auto and homeowners business, partially offset by a decrease in exposures, improved adjusted earnings. Growth in our segments abroad also contributed to the increase in adjusted earnings. In our MetLife Holdings segment, negative net flows contributed to a decrease in average separate account balances and, consequently, asset-based fee income. Improved results from our start-up operations increased adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Excluding the impact of changes in foreign currency exchange rates on reported net investment income in our non-U.S. segments and changes in inflation rates on our inflation-indexed investments, investment yields decreased. Investment yields were negatively affected by lower prepayment fees, lower derivative income and lower returns on real estate joint ventures. In addition, earnings on our securities lending program decreased, which primarily resulted from lower margins due to a flatter yield curve, and lower returns on alternative investments (excluding the impact of U.S. Tax Reform). These decreases in net investment income were partially offset by higher returns on other limited partnership interests, driven by improvements in equity market performance. In addition, higher interest credited expenses, primarily driven by our U.S. segment as a result of a higher average interest credited rate, reduced adjusted earnings. These decreases were partially offset by higher asset-based fees in our MetLife Holdings segment as a result of favorable equity market performance in 2017. The changes in market factors discussed above resulted in a $69 million decrease in adjusted earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Unfavorable underwriting resulted in a $13 million decrease in adjusted earnings primarily as a result of unfavorable claims experience, higher catastrophe losses and unfavorable mortality, largely offset by favorable morbidity and favorable development of prior year non-catastrophe losses in our Property & Casualty business. Favorable morbidity in our U.S. segment was partially offset by unfavorable morbidity in our MetLife Holdings segment. Higher lapses and claims in Japan, partially offset by favorable claims experience in other countries, drove unfavorable claims experience in our Asia segment. Unfavorable mortality in our Latin America and U.S. segments was partially offset by favorable mortality in our MetLife Holdings segment. The impact in both 2017 and 2016 of our annual actuarial assumption review resulted in a $166 million increase in adjusted earnings, primarily due to favorable DAC unlockings in 2017 compared to unfavorable DAC unlockings in 2016 in our MetLife Holdings segment. Refinements to DAC and certain insurance-related liabilities, which were recorded in both 2017 and 2016 across our segments, resulted in a $191 million increase in adjusted earnings. This includes favorable 2017 refinements of (i) a $36 million DAC adjustment related to certain participating whole life business assumed from Brighthouse; and (ii) a reserve adjustment resulting from modeling improvements in the reserving process of $55 million in our life business, as well as (iii) a 2017 unfavorable charge of $90 million to increase certain RIS policy reserves. This also includes an unfavorable 2016 refinement of $65 million resulting from modeling improvements in the reserving process.
Expenses. A $46 million decrease in expenses was primarily driven by lower costs as a result of the U.S. Retail Advisor Force Divestiture, a decrease in certain corporate expenses, and favorable net adjustments to certain reinsurance assets and liabilities, partially offset by (i) Separation-related costs, (ii) higher employee-related expenses, (iii) higher costs associated with corporate initiatives and projects (including leasehold impairments and costs related to our unit cost initiative), (iv) an increase in asbestos and litigation reserves, and (v) an increase in expenses incurred related to the guaranty fund assessment for Penn Treaty.

Interest Expense on Debt. Interest expense on debt decreased by $35 million, mainly due to the maturity of $1.25 billion of our senior notes in June 2016.
Taxes. Our effective tax rates differ from the U.S. statutory rate of 35% due to non-taxable investment income, tax credits for investments in low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. This incremental tax benefit was lower in 2017 compared to 2016 which resulted in a $7 million decrease in adjusted earnings. Our results for 2017 include the following tax items: (i) a charge of $298 million related to the impact of U.S. Tax Reform, which includes a $254 million tax charge and a $44 million, net of income tax, reduction in net investment income, (ii) a tax benefit of $41 million related to the finalization of certain tax audits, (iii) tax charges of $180 million related to the repatriation of offshore earnings, and (iv) a tax benefit of $9 million related to the settlement of an audit in Argentina. Our results for 2016 include the following tax items: (i) a tax benefit of $25 million in Japan and a tax charge of $12 million in Chile, both related to changes in tax rates that pertain to periods prior to 2016, (ii) a tax charge of $26 million related to the repatriation of earnings from Japan, and (iii) a tax benefit of $46 million for the finalization of certain tax audits.
Other. In connection with the Separation, annuities reinsurance activity with Brighthouse increased adjusted earnings by $267 million. This favorable impact was primarily due to the recapture in 2016 of certain assumed single-premium deferred annuity reinsurance agreements, and the elimination of interest credited payments on the related reinsurance payable, as well as lower DAC amortization. This increase was partially offset by the net unfavorable impact in 2017 from the recapture and novation of, as well as refinements to, assumed and ceded agreements covering certain variable annuity business.
Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the increase in adjusted earnings were higher net investment income from portfolio growth and 2015 charges for taxes and related interest expense, partially offset by lower investment yields, unfavorable underwriting, refinements made to DAC and certain insurance-related liabilities, the impact of affiliated reinsurance activity, and the impact of our annual actuarial assumption review.
Foreign Currency. Changes in foreign currency exchange rates had a $51 million negative impact on adjusted earnings compared to 2015. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. A $331 million increase in adjusted earnings was attributable to business growth. We benefited from positive net flows from many of our products. As a result, growth in the investment portfolios of our U.S., Asia and Latin America segments generated higher net investment income. However, this was partially offset by a corresponding increase in interest credited expense on certain insurance-related liabilities. In addition, improved results from our start-up operations also increased adjusted earnings.
Market Factors. Market factors, including low interest rates, volatile equity markets, and foreign currency exchange rate fluctuations, continued to impact our investment yields; however, certain impacts were mitigated by derivatives used to hedge these risks. Excluding the impact of changes in foreign currency exchange rates on reported net investment income in our non-U.S. segments and inflation-indexed investments, investment yields decreased. Investment yields were negatively affected by the adverse impact of the low interest rate environment on fixed maturity securities and mortgage loans, as proceeds from maturing investments and the growth in the investment portfolio were invested at lower yields than the portfolio average. In addition, we experienced a decrease in returns on real estate joint ventures and alternative investments. Lower investment earnings on our securities lending program resulted primarily from lower margins due to the impact of a flatter yield curve. These decreases in net investment income were partially offset by higher income on derivatives. In our MetLife Holdings segment, a decline in our average separate account balances resulted in a decrease in asset-based fee income. The changes in market factors discussed above resulted in a $443 million decrease in adjusted earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Unfavorable underwriting resulted in a $176 million decrease in adjusted earnings primarily as a result of higher non-catastrophe claim costs, less favorable development of prior year non-catastrophe losses and a charge related to an adjustment to reinsurance receivables in our Asia segment. Favorable mortality and morbidity experience in our Latin America and U.S. segments was largely offset by unfavorable experience in our MetLife Holdings segment. The impact of our annual actuarial assumption review, which occurred in both 2016 and 2015, resulted in a $75 million decrease in adjusted earnings. Refinements to DAC and certain insurance-related liabilities, which were recorded in both 2016 and 2015, resulted in a $176 million decrease in adjusted earnings, primarily as a result of a 2016 reserve adjustment of $65 million resulting from modeling improvements in the reserving process.

Interest Expense on Debt. The maturity of $1.0 billion of senior notes in June 2015 and $1.3 billion of senior notes in June 2016 and the maturity of other long-term debt in 2015 and 2016, partially offset by the issuance of $1.5 billion of senior notes in March 2015 and $1.3 billion of senior notes in November 2015 and higher interest on floating rate debt resulted in a net decrease to interest expense on debt of $29 million.
Expenses and Taxes. Our results for 2015 include the aforementioned $235 million charge for interest on uncertain tax positions. In addition, other expenses declined by $86 million primarily due to expense savings related to the U.S. Retail Advisor Force Divestiture. The Company’s effective tax rates differ from the U.S. statutory rate of 35% typically due to non-taxable investment income, tax credits for low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. This incremental tax benefit was higher in 2016 compared to 2015 which resulted in a $68 million increase in adjusted earnings. Our results for 2016 include the following tax items: (i) a $46 million benefit for the finalization of certain tax audits, (ii) a $25 million benefit related to a change in the tax rate in Japan, and (iii) a $22 million benefit related to an investment tax credit, partially offset by a $12 million charge related to a change in the tax rate in Chile. The $25 million benefit in Japan includes a benefit of $20 million that pertains to prior years; the $12 million tax charge in Chile includes a charge of $10 million that pertains to prior years. Our results for 2015 include the following tax items: (i) a charge of $557 million recorded under accounting guidance for the recognition of tax uncertainties, (ii) a benefit of $61 million related to a change in the tax rate in Japan, (iii) a benefit of $60 million related to the restructuring of our business in Chile, (iv) a benefit of $31 million related to the repatriation of earnings from Japan, and (v) a $31 million benefit related to devaluation of the peso in Argentina.
Other. Annuities reinsurance activity with Brighthouse decreased adjusted earnings by $160 million. This was primarily due to the recapture of certain assumed single-premium deferred annuity reinsurance agreements that resulted in unfavorable recapture settlements and an increase in the related DAC amortization, partially offset by lower interest credited on the related reinsurance payables. The impact of the lower interest credited was largely offset by the lower net investment income earned on the assets transferred in connection with the recapture.

Segment Results and Corporate & Other
U.S.
Business Overview. Sales increased compared to 2016, primarily driven by our RIS business, with higher sales of pension risk transfers, specialized life insurance, stable value and structured settlement products. Funding agreement issuances were essentially flat. Changes in premiums for the RIS business were almost entirely offset by the related changes in policyholder benefits and claims. Sales increased 19% compared to 2016 in the Group Benefits business, with strong sales across our core and voluntary products. The resulting increase in premiums, fees and other revenues was partially offset by the loss of a large dental contract in the second quarter of 2017. In our Property & Casualty business, sales increased slightly over 2016. The number of exposures decreased from 2016, reflecting management actions to improve the quality of the business.

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Adjusted revenues
Premiums	$23,632	$21,501	$20,861
Universal life and investment-type product policy fees	1,012	989	943
Net investment income	6,396	6,206	6,183
Other revenues	806	784	751
Total adjusted revenues	31,846	29,480	28,738
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	23,627	21,591	20,899
Interest credited to policyholder account balances	1,474	1,302	1,216
Capitalization of DAC	(458)	(471)	(493)
Amortization of DAC and VOBA	459	471	471
Interest expense on debt	11	9	4
Other expenses	3,682	3,706	3,685
Total adjusted expenses	28,795	26,608	25,782
Provision for income tax expense (benefit)	1,024	976	1,009
Adjusted earnings	$2,027	$1,896	$1,947
Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. The impact of deposits, net flows from funding agreements and increased premiums in 2017 resulted in higher average invested assets, improving net investment income. However, consistent with the growth in average invested assets from increased premiums, interest credited on long-duration contracts increased. An increase in average premium per policy in both our auto and homeowners businesses, partially offset by the decrease in exposures, improved adjusted earnings. The remaining increase in premiums, fees and other revenues, coupled with a decline in direct expenses, was partially offset by higher volume-related expenses. The 2017 abatement of the annual health insurer fee under PPACA was offset by a corresponding decrease in premiums, fees and other revenues. The combined impact of the items discussed above increased adjusted earnings by $198 million.
Market Factors. Market factors, including interest rate levels, variability in equity market returns and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased, primarily due to lower prepayment fees, derivative income and lower returns on real estate and real estate joint ventures. In addition, lower investment earnings on our securities lending program resulted primarily from lower margins, due to a flatter yield curve. These decreases in investment yields were largely offset by higher returns on other limited partnership interests, primarily in private equities, driven by improvements in equity market performance. Higher average interest credited rates drove an increase in interest credited expenses; however, this was partially offset by an increase in adjusted earnings due to a decrease in the crediting rate on certain long-duration insurance contracts. The changes in market factors discussed above resulted in a $74 million decrease in adjusted earnings.

Underwriting and Other Insurance Adjustments. Favorable prior year reserve development, lower utilization and the positive impact of pricing actions in our dental business, as well as favorable claims experience in our accident & health and group disability businesses were partially offset by slightly less favorable claims experience in our individual disability business, which resulted in a $120 million increase in adjusted earnings. Less favorable mortality in 2017, mainly due to less favorable claim experience in our group life businesses resulted in a $20 million decrease in adjusted earnings. Favorable mortality from our pension risk transfer and structured settlement businesses was mostly offset by less favorable mortality in our specialized life insurance and income annuities businesses. In our Property & Casualty business, catastrophe-related losses increased $24 million in 2017, primarily due to severe storm activity. Non-catastrophe claim costs increased slightly as a result of higher auto-related severities and higher homeowners-related frequencies, mostly offset by lower auto-related frequencies and lower homeowners-related severities. Favorable development of prior year non-catastrophe losses of $12 million increased adjusted earnings. Refinements to certain insurance and other liabilities, which were recorded in both 2017 and 2016, resulted in a $75 million decrease in adjusted earnings, which included a $90 million charge in 2017 to increase certain RIS policy reserves.
Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. The impact of deposits, funding agreement issuances and increased premiums in 2016 resulted in higher average invested assets, improving net investment income. However, consistent with the growth in average invested assets from increased premiums, interest credited on long-duration contracts increased. An increase in average premium per policy in both our auto and homeowners businesses improved adjusted earnings. In addition, an increase in other adjusted expenses, mainly the result of growth across the segment, was more than offset by the remaining increase in premiums, fees and other revenues. The combined impact of the items discussed above increased adjusted earnings by $173 million.
Market Factors. Market factors, including low interest rates, volatile equity markets, and foreign currency exchange rate fluctuations, continued to impact our investment yields; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased as a result of the impact of the low interest rate environment on fixed maturity securities and mortgage loans, as proceeds from maturing investments and the growth in the investment portfolio were invested at lower yields than the portfolio average. In addition, lower returns on other limited partnership interests, lower prepayment fees and lower returns on alternative investments reduced yields.
Lower investment earnings on our securities lending program resulted primarily from lower margins due to the impact of a flatter yield curve. These unfavorable changes were partially offset by higher income on derivatives and real estate. Certain of our funding agreements and guaranteed interest contract liabilities have interest credited rates that are contractually tied to current market rates, specifically the 3-month LIBOR and, as a result, a higher average interest credited rate drove an increase in interest credited expense. However, consistent with the decrease in yields on average invested assets, interest credited on certain long-duration insurance contracts decreased. The changes in market factors discussed above resulted in a $129 million decrease in adjusted earnings.
Underwriting. Favorable claims experience in our individual disability and accident & health businesses were partially offset by unfavorable claims experience in our group disability and dental businesses and resulted in a $12 million increase in adjusted earnings. Favorable mortality in 2016, mainly due to favorable claims experience in our life business, resulted in a $26 million increase in adjusted earnings. Less favorable mortality from our pension risk transfer business and specialized life insurance products resulted in a $9 million decrease in adjusted earnings. In our Property & Casualty business, non-catastrophe claim costs increased by $85 million, resulting from higher frequencies and severities in both our auto and homeowners businesses, as well as an increase in claims adjustment expenses. In addition, less favorable development of prior year non-catastrophe losses reduced adjusted earnings by $43 million. These increases were partially offset by a decrease in catastrophe losses, which improved adjusted earnings by $3 million.

Asia
Business Overview. Sales increased compared to 2016 primarily driven by a successful sales campaign in Korea, agency growth and the continued success of our whole life critical illness product in China, as well as a large group case in Australia. In Japan, we have completed a successful shift in sales to foreign currency-denominated life products from yen-denominated life products.

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Adjusted revenues
Premiums	$6,755	$6,902	$6,937
Universal life and investment-type product policy fees	1,584	1,488	1,542
Net investment income	2,985	2,707	2,675
Other revenues	43	61	105
Total adjusted revenues	11,367	11,158	11,259
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	5,075	5,211	5,266
Interest credited to policyholder account balances	1,351	1,298	1,309
Capitalization of DAC	(1,710)	(1,668)	(1,720)
Amortization of DAC and VOBA	1,300	1,236	1,253
Amortization of negative VOBA	(111)	(208)	(309)
Other expenses	3,613	3,586	3,611
Total adjusted expenses	9,518	9,455	9,410
Provision for income tax expense (benefit)	620	479	461
Adjusted earnings	$1,229	$1,224	$1,388
Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $8 million for 2017 compared to 2016 primarily due to the weakening of the Japanese yen, partially offset by the strengthening of the Korean won, against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Asia’s premiums and policy fee income increased from 2016 mainly driven by growth in our foreign currency-denominated life and accident & health businesses in Japan, as well as our group insurance business in Australia. Changes in premiums for these businesses were partially offset by related changes in policyholder benefits. Positive net flows in Japan and Korea resulted in higher average invested assets, which improved net investment income. The combined impact of the items discussed above improved adjusted earnings by $61 million.
Market Factors. Market factors, including interest rate levels and variability in equity market returns continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment results were favorably impacted by higher returns on other limited partnership interests, driven by improvements in equity market performance, and higher income on real estate investments, which included a lease termination fee. These increases were partially offset by the unfavorable impact of lower interest rates on fixed maturity securities in Japan. The decrease in returns from lower interest rates in Japan was partially offset by the favorable impact of increased sales of foreign currency-denominated fixed annuities in Japan, primarily in its Australian dollar-denominated portfolio, which drove an increase in higher yielding foreign currency-denominated fixed maturity securities. The combined impact of the items discussed above increased adjusted earnings by $45 million.

Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Higher lapses and claims in Japan, partially offset by favorable claims experience in other countries, decreased adjusted earnings by $51 million. The impact in both 2017 and 2016 of our annual actuarial assumption review resulted in a slight increase in adjusted earnings. Refinements to certain insurance and other liabilities, which were recorded in both 2017 and 2016, resulted in a $69 million increase in adjusted earnings, which includes a $12 million favorable refinement in 2017 of the $44 million charge in 2016 related to reinsurance receivables in Australia.
Expenses and Taxes. Higher expenses, primarily driven by project costs, reduced adjusted earnings by $11 million. Results for 2017 include a charge of $70 million related to a U.S. tax on dividends from our Japan operations. Results for 2016 include a $25 million tax benefit related to a change in the corporate tax rate in Japan (which includes a benefit of $20 million that pertains to prior periods).
Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Following a change in the foreign investment law in India, the Company no longer consolidates its India operating joint venture, effective January 1, 2016. While this change in accounting does affect the comparability of the financial statement line items, it did not have a significant impact on adjusted earnings and, therefore, is not discussed below.
Foreign Currency. The impact of changes in foreign currency exchange rates increased adjusted earnings by $46 million for 2016 compared to 2015 primarily due to the strengthening of the Japanese yen against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Positive net flows in Japan and Korea resulted in higher average invested assets and an increase in net investment income. Asia’s premiums and fees decreased from 2015 mainly driven by lower fixed annuity surrenders and the shift from premium-based to fee-based products in 2016. The discontinuation of single premium products in our accident & health business in Japan in the third quarter of 2015 also contributed to the decline in premiums. Changes in premiums for these businesses were partially offset by related changes in policyholder benefits. The combined impact of the items discussed above improved adjusted earnings by $64 million.
Market Factors. Market factors, including low interest rates, volatile equity markets, and foreign currency exchange rate fluctuations, continued to impact our investment yields; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment returns were unfavorably impacted by lower interest rates on fixed maturity securities, and the impact of incremental income recognized in 2015 from the recovery of a previously impaired mortgage loan, both in Japan. The decreases in investment returns were partially offset by the favorable impact of increased sales of foreign currency-denominated fixed annuities in Japan, primarily in its Australian currency-denominated portfolio, which drove an increase in higher yielding foreign currency-denominated fixed maturity securities, as well as higher returns on other limited partnership interests. Lower investment yields, partially offset by the impact of credit and foreign currency hedges, decreased adjusted earnings by $113 million.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Our results for 2016 include a $44 million charge related to an adjustment to reinsurance receivables in Australia. Excluding this charge, lower fixed annuity surrender gains and higher lapses in Japan, partially offset by favorable claims experience in Australia and Korea, decreased adjusted earnings by $15 million. The impact of our annual actuarial assumption review, which occurred in both 2016 and 2015, resulted in a net decrease of $35 million in adjusted earnings. Refinements to certain insurance and other liabilities, which were recorded in 2016, resulted in a $10 million increase in adjusted earnings.
Expenses and Taxes. An increase in expenses, primarily driven by costs associated with growth of our agency channel in Hong Kong, information technology, and marketing, partially offset by lower consumption tax in Japan and a decline in corporate overhead, reduced adjusted earnings by $13 million. Results for 2016 include a $25 million tax benefit related to a change in the corporate tax rate in Japan (which includes a benefit of $20 million that pertains to prior periods). Results for 2015 include tax benefits of $61 million related to a change in tax rates, $12 million for the settlement of an audit and $15 million related to the U.S. taxation of dividends, each related to Japan, as well as a $6 million tax refund in Korea in 2015 related to unclaimed surrender value.

Latin America
Business Overview. Total sales for Latin America decreased compared to 2016, as higher group accident & health and credit life product sales in Mexico were more than offset by a large group medical sale in Mexico in 2016.

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Adjusted revenues
Premiums	$2,693	$2,529	$2,581
Universal life and investment-type product policy fees	1,044	1,025	1,117
Net investment income	1,219	1,084	1,038
Other revenues	32	34	41
Total adjusted revenues	4,988	4,672	4,777
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	2,535	2,443	2,408
Interest credited to policyholder account balances	369	328	349
Capitalization of DAC	(364)	(321)	(341)
Amortization of DAC and VOBA	224	184	271
Amortization of negative VOBA	(1)	(1)	(1)
Interest expense on debt	5	2	—
Other expenses	1,479	1,336	1,429
Total adjusted expenses	4,247	3,971	4,115
Provision for income tax expense (benefit)	156	158	37
Adjusted earnings	$585	$543	$625
Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates resulted in a slight decrease to adjusted earnings for 2017 as compared to 2016 mainly due to the weakening of the Mexican and Argentinean pesos against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Latin America experienced growth across several lines of business within Chile, Mexico and Brazil. This growth resulted in increased premiums and policy fee income which was partially offset by related changes in policyholder benefits. Positive net flows, primarily from Mexico and Chile, resulted in an increase in average invested assets and generated higher net investment income. This was partially offset by an increase in interest credited expense on certain insurance liabilities. Business growth also drove an increase in adjusted expenses and commissions, which were partially offset by higher DAC capitalization. The items discussed above resulted in an $86 million increase in adjusted earnings.
Market Factors. Market factors, including interest rate levels and variability in equity market returns continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Changes in market factors resulted in a $19 million increase in adjusted earnings primarily due to higher investment yields. The increase in investment yields was primarily driven by higher returns from FVO securities in Chile and mortgage loans in Mexico. These increases were largely offset by higher interest credited expenses and lower yields on fixed income securities in Chile and Argentina.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Unfavorable underwriting resulted in a $37 million decrease to adjusted earnings driven by higher claims experience in Mexico. The impact in both 2017 and 2016 of our annual actuarial assumption review resulted in a slight decrease in adjusted earnings. In addition, refinements to certain insurance liabilities, primarily in the ProVida pension business, and other adjustments in both 2017 and 2016 resulted in a $5 million increase to adjusted earnings.

Expenses and Taxes. Higher expenses, primarily driven by employee-related and marketing costs, decreased adjusted earnings by $48 million as compared to 2016. Our results for 2017 include a $9 million tax benefit related to the settlement of a tax audit and a $4 million tax charge incurred as a result of tax reform legislation, both in Argentina. Our results for 2016 included a tax charge of $12 million as a result of tax reform legislation in Chile (including a charge of $10 million that pertains to periods prior to 2016). Also, our results for 2016 included a tax charge of $11 million related to the 2015 filing of local tax returns in Mexico and Chile. Other tax-related items in both 2017 and 2016 resulted in a $6 million decrease in adjusted earnings, primarily driven by a 2016 tax benefit due to inflation in Argentina.
Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. The impact of changes in foreign currency exchange rates decreased adjusted earnings by $81 million for 2016 as compared to 2015 mainly due to the weakening of the Mexican and Argentinean pesos against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Latin America experienced business growth across several lines of business within Mexico, Chile and Argentina. This business growth resulted in increased premiums and policy fee income which was partially offset by the related changes in policyholder benefits. Positive net flows, primarily from Chile, Mexico and Argentina, resulted in an increase in average invested assets and generated higher net investment income. This was partially offset by an increase in interest credited expense on certain insurance liabilities. Business growth also drove an increase in adjusted expenses, commissions and DAC amortization, which were partially offset by higher DAC capitalization. The items discussed above resulted in a $59 million increase in adjusted earnings.
Market Factors. Changes in market factors resulted in a $17 million increase to adjusted earnings as higher investment yields were partially offset by higher interest credited expense. An increase in investment yields was primarily driven by a 2016 change in the crediting rate on allocated equity in Mexico, Chile and Argentina, as well as higher yields from fixed maturity securities in Mexico. These increases were partially offset by lower returns on fixed maturity securities, alternative investments and mortgage loans in Chile.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Favorable underwriting resulted in a $38 million increase in adjusted earnings driven by lower claims experience in Mexico and Chile. The impact of the annual actuarial assumption review, which occurred in both 2016 and 2015, resulted in a net adjusted earnings increase of $16 million. Refinements to certain insurance liabilities and other adjustments in both 2016 and 2015 resulted in a $26 million decrease to adjusted earnings.
Taxes. Effective September 1, 2015, AFP ProVida was merged into MetLife Chile Acquisition Company resulting in an income tax benefit of $60 million in 2015. In the first quarter of 2016, our Chilean businesses, including ProVida, incurred a tax charge of $12 million as a result of tax reform legislation in Chile (including a charge of $10 million that pertains to prior periods). In addition, other tax-related adjustments in both 2016 and 2015 resulted in a net decrease in adjusted earnings of $20 million. These adjustments were mainly driven by tax charges related to the filing of local tax returns in Mexico and Chile in 2016 and a tax benefit in 2015 due to the devaluation of the peso in Argentina, partially offset by a 2016 tax benefit due to inflation in Argentina.

EMEA
Business Overview. Sales increased in 2017 due to growth in Turkey, Egypt and several European markets, partially offset by a decrease in sales due to the closing of the wealth management product to new business in the U.K. and the loss of a credit life contract in Poland.

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Adjusted revenues
Premiums	$2,061	$2,027	$2,036
Universal life and investment-type product policy fees	405	391	424
Net investment income	309	318	326
Other revenues	58	73	61
Total adjusted revenues	2,833	2,809	2,847
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	1,077	1,067	988
Interest credited to policyholder account balances	100	112	120
Capitalization of DAC	(414)	(403)	(472)
Amortization of DAC and VOBA	357	408	497
Amortization of negative VOBA	(19)	(13)	(16)
Other expenses	1,376	1,323	1,469
Total adjusted expenses	2,477	2,494	2,586
Provision for income tax expense (benefit)	59	42	21
Adjusted earnings	$297	$273	$240
Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates reduced adjusted earnings by $12 million for 2017 as compared to 2016, primarily driven by the strengthening of the U.S. dollar against the Egyptian pound and Turkish lira, partially offset by the weakening of the U.S. dollar against the Russian ruble and the Euro. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Growth from our accident & health and credit life businesses in Turkey and our employee benefits business in the U.K., as well as growth across several European markets, partially offset by lower premium persistency in our employee benefits business in the Gulf, increased adjusted earnings by $25 million.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Underwriting experience was essentially unchanged as unfavorable underwriting, primarily in our credit life business in Turkey and across several European markets, was offset by favorable underwriting in our accident & health business in Greece. The impact in both 2017 and 2016 of our annual actuarial assumption review resulted in an $8 million increase in net adjusted earnings. Refinements to certain insurance liabilities and other adjustments in both 2017 and 2016 resulted in a $4 million decrease in adjusted earnings.
Expenses. Adjusted earnings increased by $5 million primarily due to expense discipline across the region, as well as enterprise-wide initiatives, notably the closing of the wealth management product to new business in the U.K., partially offset by additional costs related to regulatory and compliance requirements.
Taxes and Other. Our 2017 results include an unfavorable revision to the estimate of the valuation allowance required for a deferred tax asset in our non-life business of $5 million and an incremental tax expense in Russia of $2 million. This was offset by lower effective tax rates, which resulted in a $7 million increase to adjusted earnings. In addition, a 2017 reinsurance profit share of $2 million was offset by a 2016 benefit of $3 million following the cancellation of a distribution agreement with one of our bancassurance partners.

Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. The impact of changes in foreign currency exchange rates reduced adjusted earnings by $16 million for 2016 as compared to 2015, primarily driven by the strengthening of the U.S. dollar against the British pound, Turkish lira, Egyptian pound and Polish zloty. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Adjusted earnings increased by $35 million as a result of business growth mainly in the employee benefits business in the Middle East and the U.K.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Favorable underwriting, primarily in our accident & health business in Greece, was largely offset by unfavorable underwriting, primarily in our employee benefits business and resulted in an adjusted earnings increase of $2 million. The impact of the annual actuarial assumption review, which occurred in both 2016 and 2015, resulted in a net adjusted earnings decrease of $22 million. Refinements to certain insurance liabilities and other adjustments in 2016 resulted in a $4 million increase to adjusted earnings.
Expenses. Adjusted earnings increased by $43 million primarily due to expense discipline across the region and lower allocated corporate overhead expenses.
Taxes and Other. The Company received tax benefits in both 2016 and 2015; however, since the 2015 benefit exceeded the 2016 benefit, adjusted earnings decreased by $19 million. Adjusted earnings for 2015 were positively impacted by the conversion to calendar year reporting for certain of our subsidiaries; however, this was offset by certain one-time items, including re-branding and legal expenses. Our 2016 adjusted earnings benefited from the cancellation of a distribution agreement with one of our bancassurance partners, which improved adjusted earnings by $3 million.

MetLife Holdings
Business Overview. In connection with the Separation and the U.S. Retail Advisor Force Divestiture, we have discontinued the marketing of life and annuity products in this segment, which has led to lower revenues. This will result in a declining DAC asset over time and we anticipate an average decline in premiums, fees and other revenues of approximately 5% per year from expected business run-off. A significant portion of our adjusted earnings is driven by separate account balances. Most directly, these balances determine asset-based fee income but they also impact DAC amortization and asset-based commissions. Separate account balances are driven by sales, movements in the market, surrenders, withdrawals, benefit payments, transfers and policy charges. Separate account balances increased due to equity market performance, partially offset by the impact of negative net flows, as benefits, surrenders and withdrawals exceeded sales. Although we have discontinued selling our long-term care product, we continue to collect premiums and administer the existing block of business, which contributed to asset growth in the segment, and we expect the related reserves to grow as this block matures.

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Adjusted revenues
Premiums	$4,144	$4,506	$4,545
Universal life and investment-type product policy fees	1,361	1,436	1,482
Net investment income	5,607	5,944	6,189
Other revenues	244	581	930
Total adjusted revenues	11,356	12,467	13,146
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	7,000	7,523	7,346
Interest credited to policyholder account balances	1,018	1,042	1,062
Capitalization of DAC	(82)	(281)	(410)
Amortization of DAC and VOBA	302	736	577
Interest expense on debt	24	57	55
Other expenses	1,365	2,392	2,694
Total adjusted expenses	9,627	11,469	11,324
Provision for income tax expense (benefit)	547	292	582
Adjusted earnings	$1,182	$706	$1,240
Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. Lower net investment income, resulting from a reduced invested asset base, decreased adjusted earnings. The reduced asset base is primarily the result of the 2016 recapture of certain assumed single-premium deferred annuity reinsurance agreements with Brighthouse. This decline was partially offset by net asset growth in our long-term care and life businesses. Consistent with this asset growth, interest credited on insurance liabilities increased. In our deferred annuities business, negative net flows contributed to a decrease in average separate account balances, and consequently, asset-based fee income. The discontinuance of a distribution agreement, resulting from the Separation, also contributed to the decline in variable annuity fee income. In our life business, a decrease in universal life sales resulted in lower fee income, net of DAC amortization, decreasing adjusted earnings. The combined impact of the items discussed above resulted in a $314 million decrease in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased primarily due to declines in prepayment fees and derivative income, as well as lower returns on real estate joint ventures. These reductions in yields were partially offset by higher returns on other limited partnership interests, driven by improvements in equity market performance. In our deferred annuity business, higher equity returns drove an increase in average separate account balances which resulted in higher asset-based fee income. Adjusted earnings increased due to declines in DAC amortization. The changes in market factors discussed above resulted in an $8 million increase in adjusted earnings.

Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Unfavorable claims experience in our long-term care business, partially offset by favorable mortality in our life business, resulted in a $20 million decrease in adjusted earnings. The impact in both 2017 and 2016 of our annual actuarial assumption review resulted in an increase of $156 million in adjusted earnings and was primarily related to favorable DAC unlockings in 2017 compared to unfavorable DAC unlockings in 2016, primarily in our life business. Refinements to DAC and certain insurance-related liabilities that were recorded in 2017 and 2016 resulted in a $196 million increase in adjusted earnings. This includes favorable 2017 refinements of (i) a $36 million DAC adjustment related to certain participating whole life business assumed from Brighthouse; and (ii) a $55 million reserve adjustment resulting from modeling improvements in our life business reserving process. This also includes a 2017 net unfavorable impact from a life reinsurance recapture and an unfavorable 2016 adjustment of $30 million resulting from modeling improvements in the reserving process in our universal life business.
Expenses. Adjusted earnings increased by $181 million as a result of lower expenses, primarily due to lower costs as a result of the U.S. Retail Advisor Force Divestiture, partially offset by Separation-related expenses.
Other. Adjusted earnings increased by $267 million as a result of the Separation and continued annuities reinsurance activity with Brighthouse. This favorable impact was primarily due to the recapture in 2016 of certain assumed single-premium deferred annuity reinsurance agreements, and the elimination of interest credited payments on the related reinsurance payable, as well as lower DAC amortization. This increase was partially offset by the net unfavorable impact in 2017 from the recapture and novation of, as well as refinements to, assumed and ceded agreements covering certain variable annuity business. Favorable results from our reinsurance agreement with our former operating joint venture in Japan due to higher fund returns resulted in a $13 million increase in adjusted earnings.
Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. Net investment income increased slightly resulting from a larger invested asset base. Net asset growth in our life, annuities and long-term care businesses was largely offset by negative net flows as a result of the recapture of two assumed single-premium deferred annuity reinsurance agreements with Brighthouse, which decreased our invested asset base. Consistent with the aforementioned asset growth, interest credited on insurance liabilities also increased. Lower universal life sales resulted in lower fee income. Additionally, adjusted earnings increased since the adjusted loss from broker-dealer operations was included in the U.S. Retail Advisor Force Divestiture; this also resulted in declines in both revenues and expenses. The combined impact of the items discussed above resulted in a $7 million decrease in adjusted earnings.
Market Factors. Market factors, including low interest rates, volatile equity markets, and foreign currency exchange rate fluctuations, continued to impact our investment yields; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased on our fixed maturity securities as proceeds from maturing investments and the growth in the investment portfolio were invested at lower yields than the portfolio average. We also had lower income on derivatives and alternative investments. These decreases in net investment income were partially offset by higher returns on private equities. In our deferred annuity business, lower equity returns in 2015 drove a decline in average separate account balances which resulted in a decrease in asset-based fee income in 2016 relative to 2015. This decrease was partially offset by lower average interest crediting rates and declines in DAC amortization. The changes in market factors discussed above resulted in a $179 million decrease in adjusted earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Unfavorable mortality, primarily in our universal life business, and unfavorable claim experience in our long-term care business resulted in a $58 million decrease in adjusted earnings. The impact of our annual actuarial assumption review, which occurred in both 2016 and 2015, resulted in a net adjusted earnings decrease of $34 million and was primarily related to unfavorable DAC unlockings. Refinements to DAC and certain insurance-related liabilities that were recorded in both 2016 and 2015, including a 2016 reserve adjustment resulting from modeling improvements in the reserving process in our universal life business, resulted in a $165 million decrease in adjusted earnings.
Expenses. Adjusted earnings increased by $78 million as a result of lower expenses, primarily due to lower costs as a result of the U.S. Retail Advisor Force Divestiture.

Other. Annuities reinsurance activity with Brighthouse decreased adjusted earnings by $160 million. This was primarily due to the aforementioned recapture of certain assumed single-premium deferred annuity reinsurance agreements that resulted in unfavorable recapture settlements and an increase in the related DAC amortization, partially offset by lower interest credited on the related reinsurance payables. The impact of the lower interest credited was largely offset by the lower net investment income earned on the assets transferred in connection with the recapture. Unfavorable results from our reinsurance agreement with our former operating joint venture in Japan resulted in a $14 million decrease in adjusted earnings.
Corporate & Other

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Adjusted revenues
Premiums	$54	$40	$(92)
Universal life and investment-type product policy fees	1	2	(4)
Net investment income	28	178	260
Other revenues	271	110	69
Total adjusted revenues	354	330	233
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	26	41	(114)
Interest credited to policyholder account balances	1	6	23
Capitalization of DAC	(8)	(7)	(3)
Amortization of DAC and VOBA	6	8	(1)
Interest expense on debt	1,105	1,139	1,169
Other expenses	894	597	935
Total adjusted expenses	2,024	1,784	2,009
Provision for income tax expense (benefit)	(688)	(948)	(366)
Adjusted earnings	(982)	(506)	(1,410)
Less: Preferred stock dividends	103	103	116
Adjusted earnings available to common shareholders	$(1,085)	$(609)	$(1,526)
The table below presents adjusted earnings available to common shareholders by source net of income tax:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Other business activities	$18	$(5)	$(41)
Other net investment income	144	220	291
Interest expense on debt	(779)	(814)	(843)
Preferred stock dividends	(103)	(103)	(116)
Corporate initiatives and projects	(179)	(129)	(169)
Incremental tax benefit (expense) and other tax-related items	61	438	(256)
Other	(247)	(216)	(392)
Adjusted earnings available to common shareholders	$(1,085)	$(609)	$(1,526)
Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016
Unless otherwise stated, all amounts discussed below are net of income tax.
Other Business Activities. Adjusted earnings from other business activities increased $23 million. This was primarily due to growth and improved results from our start-up operations predominantly from our investment management business.

Other Net Investment Income. Other net investment income decreased by $76 million primarily driven by a lower invested asset base and lower returns on alternative investments (excluding the impact of U.S. Tax Reform) and real estate joint ventures. These decreases were partially offset by a decrease in the amount credited to the segments due to both a reduction in the crediting rate and the amount of economic capital managed by Corporate & Other on their behalf.
Interest Expense on Debt. Interest expense on debt decreased by $35 million, mainly due to the maturity of $1.3 billion of our senior notes in June 2016.
Corporate Initiatives and Projects. Expenses associated with corporate initiatives and projects increased by $50 million, primarily due to higher costs associated with enterprise-wide initiatives, primarily related to lease impairments and costs related to our unit cost initiative.
Incremental Tax Benefit and Other Tax-Related Items. Corporate & Other benefits from the impact of certain permanent tax preferenced items, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rate differs from the U.S. statutory rate of 35%. In 2017, we had a $180 million net tax charge related to the repatriation of approximately $3.0 billion of cash following the post-Separation review of our capital needs, partially offset by a tax benefit associated with dividends from our non-U.S. operations and a $41 million tax benefit from the finalization of certain tax audits. Results for 2016 include a $46 million tax benefit related to the finalization of certain tax audits. In addition, higher utilization of tax preferenced items increased adjusted earnings by $106 million over 2016.
U.S. Tax Reform resulted in a $298 million charge in 2017, which includes a $44 million reduction in net investment income and a $254 million tax charge.
Other. Adjusted earnings decreased from 2016 as a result of a $32 million increase in asbestos and litigation reserves, a $25 million increase in employee-related expenses, $18 million of expenses incurred in 2017 related to the guaranty fund assessment for Penn Treaty, and a $13 million increase in expenses for interest on uncertain tax positions. These decreases in adjusted earnings were partially offset by a $31 million decrease in certain corporate expenses and $26 million of favorable net adjustments to certain reinsurance assets and liabilities in both 2017 and 2016.
Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Other Business Activities. Adjusted earnings from other business activities increased $36 million. This was primarily related to improved results from our start-up operations.
Other Net Investment Income. A $71 million decrease in other net investment income was primarily driven by lower returns on fixed maturity securities as a result of the low interest rate environment and a decrease in average total portfolio holdings, primarily driven by a capital contribution to Brighthouse Life Insurance Company (formerly MetLife Insurance Company USA) (“Brighthouse Insurance”). Additionally, lower returns on real estate, real estate joint ventures and private equities decreased other net investment income.
Interest Expense on Debt. The maturity of $1.0 billion of senior notes in June 2015 and $1.3 billion of senior notes in June 2016 and the maturity of other long-term debt in 2015 and 2016, partially offset by the issuance of $1.5 billion of senior notes in March 2015 and $1.3 billion of senior notes in November 2015 and higher interest on floating rate debt resulted in a net decrease to interest expense on debt of $29 million.
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
Incremental Tax Benefit and Other Tax-Related Items. Corporate & Other benefits from the impact of certain permanent tax preferenced items, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rate differs from the U.S. statutory rate of 35%. In 2016, we had higher utilization of tax preferenced investments, which increased our adjusted earnings by $69 million over 2015. In addition, our results for 2016 include a tax benefit of $46 million for the finalization of certain tax audits and $22 million related to an investment tax credit. Our 2015 results included the aforementioned tax charge of $557 million, which was recorded under accounting guidance for the recognition of tax uncertainties.

Other. Our 2015 results include the aforementioned $235 million charge for interest on uncertain tax positions. In 2016, adjusted earnings decreased by $23 million due to an increase in litigation reserves and $9 million as a result of net adjustments to certain reinsurance assets and liabilities. In addition, adjusted earnings decreased $27 million due to higher employee-related costs, including those related to the Separation. An impairment charge on a real estate property in 2015, partially offset by higher real estate costs in 2016, increased adjusted earnings by $10 million.
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

We manage investment risk through in-house fundamental credit analysis of the underlying obligors, issuers, transaction structures and real estate properties. We also manage credit, market and liquidity risk through industry and issuer diversification and asset allocation. These risk limits, approved annually by a committee of directors that oversees our investment portfolio, promote diversification by asset sector, avoid concentrations in any single issuer and limit overall aggregate credit and equity risk exposure, as measured by our economic capital framework. For real estate assets, we manage credit and market risk through asset allocation and by diversifying by geography, property and product type. We manage interest rate risk as part of our ALM strategies. These strategies include maintaining an investment portfolio with diversified maturities that has a weighted average duration that reflects the duration of our estimated liability cash flow profile, and utilizing product design, such as the use of market value adjustment features and surrender charges, to manage interest rate risk. We also manage interest rate risk through proactive monitoring and management of certain non-guaranteed elements of our products, such as the resetting of credited interest and dividend rates for policies that permit such adjustments. In addition to hedging with foreign currency derivatives, we manage currency risk by matching much of our foreign currency liabilities in our foreign subsidiaries with their respective foreign currency assets, thereby reducing our risk to foreign currency exchange rate fluctuation. We also use certain derivatives in the management of credit, interest rate, and market valuation risk.
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
Current Environment
As a global insurance company, we continue to be impacted by the changing global financial and economic environment, as well as the monetary policy of central banks around the world. See “— Industry Trends — Financial and Economic Environment.” Measures taken by central banks, including with respect to the level of interest rates, may have an impact on the pricing levels of risk-bearing investments and may adversely impact our business operations, investment portfolio and derivatives. The current environment continues to impact our net investment income, net investment gains (losses), net derivative gains (losses), level of unrealized gains (losses) within the various asset classes in our investment portfolio, and our level of investment in lower yielding cash equivalents, short-term investments and government securities. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Global Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period.”
European Investments
We maintain general account investments in Europe to support our insurance operations and related policyholder liabilities in these countries and certain of our non-European operations invest in Europe for diversification. In Europe, we have proactively mitigated risk in both direct and indirect exposures by investing in a diversified portfolio of high quality investments with a focus on the higher-rated countries, including the U.K., Germany, France, the Netherlands, Poland, Norway and Sweden. The sovereign and agency debt of these countries continues to maintain investment grade credit ratings from all major rating agencies. European sovereign and agency fixed maturity securities, at estimated fair value, were $8.6 billion at December 31, 2017. Our European corporate securities (fixed maturity and perpetual hybrid securities classified as non-redeemable preferred stock) are invested in a diversified portfolio of primarily non-financial services securities, which comprised $19.3 billion, or 66%, of European total corporate securities, at estimated fair value, at December 31, 2017. Of these European fixed maturity securities, 94% were investment grade and, for the 6% that were below investment grade, the majority were non-financial services corporate securities at December 31, 2017. European financial services corporate securities, at estimated fair value, were $9.8 billion (including $6.4 billion within the banking sector) with 99% investment grade, at December 31, 2017. Total European fixed maturity securities, at estimated fair value, were $38.2 billion at December 31, 2017, including $417 million of structured securities.
Selected Country Investments
We have country specific exposure to volatility, as we maintain general account investments in the selected countries as summarized below to support our insurance operations and related policyholder liabilities in these countries and we also have exposure through our global portfolio diversification.
The following table presents a summary of fixed maturity securities in these countries. The information below is presented on a country of risk basis (e.g. the country where the issuer primarily conducts business). Sovereign includes government and agency.

	Selected Country Fixed Maturity Securities at December 31, 2017
	Sovereign	Financial Services	Non-Financial Services	Structured	Total (1)
	(Dollars in millions)
United Kingdom	$27	$3,117	$8,117	$310	$11,571
South Korea	6,458	14	375	103	6,950
Mexico	3,520	580	2,219	78	6,397
Total	$10,005	$3,711	$10,711	$491	$24,918
Investment grade %	99%	99%	94%	90%	97%
__________________

(1)	The par value and amortized cost were $23.9 billion and $23.7 billion, respectively, at December 31, 2017.
We manage direct and indirect investment exposure in the selected countries through fundamental credit analysis and we continually monitor and adjust our level of investment exposure. We do not expect that our general account investments in these countries will have a material adverse effect on our results of operations or financial condition.
Investment Portfolio Results
The following yield table presents the yield and net investment income, as reported on an adjusted basis, for our investment portfolio for the periods indicated. We calculate yields using reported net investment income, as reported on an adjusted basis. Net investment income, as reported on an adjusted basis, includes the impact of changes in foreign currency exchange rates. This yield table presentation is consistent with how we measure our investment performance for management purposes, and we believe it enhances understanding of our investment portfolio results.

	For the Years Ended December 31,
	2017		2016		2015
	Yield% (1)	Amount	Yield% (1)	Amount	Yield% (1)	Amount
	(Dollars in millions)
Fixed maturity securities (2) (3)	4.29%	$11,401	4.38%	$11,665	4.62%	$11,788
Mortgage loans (3)	4.58%	3,081	4.61%	2,858	4.89%	2,772
Real estate and real estate joint ventures	3.18%	297	3.73%	322	4.28%	395
Policy loans	5.39%	517	5.29%	511	5.30%	525
Equity securities	5.15%	129	4.82%	120	4.79%	124
Other limited partnership interests	14.93%	797	9.23%	478	9.32%	535
Cash and short-term investments	1.48%	132	1.17%	111	1.17%	125
Other invested assets		655		856		767
Investment income	4.53%	17,009	4.58%	16,921	4.79%	17,031
Investment fees and expenses	(0.14)	(511)	(0.14)	(507)	(0.15)	(548)
Net investment income including divested businesses and lag elimination (4)	4.39%	16,498	4.44%	16,414	4.64%	16,483
Less: net investment income from divested businesses and lag elimination (4)		(46)		(23)		(188)
Net investment income, as reported on an adjusted basis		$16,544		$16,437		$16,671
__________________

(1)
Yields are calculated as investment income as a percent of average quarterly asset carrying values. Investment income excludes recognized gains and losses. Asset carrying values exclude unrealized gains (losses), collateral received in connection with our securities lending program, annuities funding structured settlement claims, freestanding derivative assets, collateral received from derivative counterparties, the effects of consolidating certain variable interest entities (“VIEs”) under GAAP that are treated as consolidated securitization entities (“CSEs”), contractholder-directed unit-linked investments and FVO Brighthouse Common Stock. A yield is not presented for other invested assets as it is not considered a meaningful measure of performance for this asset class.

(2)	Investment income from fixed maturity securities includes amounts from FVO securities of $68 million, $37 million and $21 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(3)	Investment income from fixed maturity securities and mortgage loans includes prepayment fees.

(4)
See Note 2 of the Notes to the Consolidated Financial Statements for further information, as well as the presentation of net investment income, as reported on an adjusted basis compared to the most directly comparable GAAP financial measure. See “— Non-GAAP and Other Financial Disclosures” for discussion of divested businesses and lag elimination.

See “— Results of Operations — Consolidated Results — Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016” and “— Results of Operations — Consolidated Results —Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015,” for an analysis of the year over year changes in net investment income.

Fixed Maturity and Equity Securities AFS
The following table presents fixed maturity and equity securities AFS by type (public or private) and information about perpetual and redeemable securities held at:

	December 31, 2017		December 31, 2016
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities
Publicly-traded	$262,078	84.8%	$247,229	85.4%
Privately-placed	46,853	15.2	42,334	14.6
Total fixed maturity securities	$308,931	100.0%	$289,563	100.0%
Percentage of cash and invested assets	67.6%		66.8%
Equity securities
Publicly-traded	$1,490	59.3%	$1,854	64.1%
Privately-held	1,023	40.7	1,040	35.9
Total equity securities	$2,513	100.0%	$2,894	100.0%
Percentage of cash and invested assets	0.6%		0.7%
Perpetual securities included within fixed maturity and equity securities AFS	$440		$527
Redeemable preferred stock with a stated maturity included within fixed maturity securities AFS	$884		$758
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
In connection with our investment management business, we manage a broad array of securities, limited partnership interests and liquid investments on behalf of institutional clients, which are unaffiliated investors. Assets under management, by sector, as of December 31, 2017, at estimated fair value, were as follows: investment grade corporate fixed maturity securities, including privately-placed, infrastructure and state and political subdivision, $66.6 billion; structured finance fixed maturity securities, including residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”) (collectively, “Structured Securities”), $15.8 billion; U.S. government and agency fixed maturity securities, $21.7 billion; foreign government fixed maturity securities, $2.1 billion; below investment grade corporate fixed maturity securities, including emerging market and high yield, $7.7 billion; equity securities, $0.3 billion; other limited partnership interests, $1.7 billion; and cash equivalents and short-term investments, $3.0 billion. Assets under management, by sector, as of December 31, 2016, at estimated fair value, were as follows: investment grade corporate fixed maturity securities, including privately-placed and infrastructure, $7.9 billion; and below investment grade corporate fixed maturity securities, including high yield, $0.4 billion. As these assets are managed on behalf of, and owned by, our institutional clients, they are not included in our consolidated financial statements.
In connection with both our general account business and our investment management business as described above, we manage a large portfolio of fixed maturity and equity securities, short-term investments and cash and cash equivalents, which includes privately-placed securities. The estimated fair value of privately-placed and certain public securities managed by our Private Placement Unit for both our general account and our institutional clients was $66.1 billion at December 31, 2017, including $16.5 billion of infrastructure debt. The portion of such securities managed for our general account and included in our consolidated financial statements was $43.9 billion, at estimated fair value at December 31, 2017.

In connection with our investment management business, we manage index investment portfolios that track the return of industry fixed income and equity market indices such as the Bloomberg Barclays U.S. Aggregate Bond Index and S&P 500® Index. These assets had an estimated fair value of $28.5 billion and $27.2 billion at December 31, 2017 and 2016 respectively. Index investment portfolios included within separate account assets in our consolidated financial statements were $14.9 billion at both December 31, 2017 and 2016. Index investment portfolios managed on behalf of our institutional clients were $13.6 billion at December 31, 2017 and are not included in our consolidated financial statements. Index investment portfolios managed on behalf of our institutional clients, by sector, as of December 31, 2017, at estimated fair value, were as follows: investment grade corporate fixed maturity securities and state and political subdivision securities, $794 million; structured securities, $828 million; U.S. government and agency fixed maturity securities, $1.1 billion; equity securities, $10.4 billion; and cash equivalents and short-term investments, $517 million. Index investment portfolios of $12.3 billion at December 31, 2016 were included within assets of disposed subsidiary on our consolidated financial statements.
Valuation of Securities. We are responsible for the determination of the estimated fair value of our investments. We determine the estimated fair value of publicly-traded securities after considering one of three primary sources of information: quoted market prices in active markets, independent pricing services, or independent broker quotations. We determine the estimated fair value of privately-placed securities after considering one of three primary sources of information: market standard internal matrix pricing, market standard internal discounted cash flow techniques, or independent pricing services (after we determine the independent pricing services’ use of available observable market data). For publicly-traded securities, the number of quotations obtained varies by instrument and depends on the liquidity of the particular instrument. Generally, we obtain prices from multiple pricing services to cover all asset classes and obtain multiple prices for certain securities, but ultimately utilize the price with the highest placement in the fair value hierarchy. Independent pricing services that value these instruments use market standard valuation methodologies based on data about market transactions and inputs from multiple pricing sources that are market observable or can be derived principally from or corroborated by observable market data. See Note 10 of the Notes to the Consolidated Financial Statements for a discussion of the types of market standard valuation methodologies utilized and key assumptions and observable inputs used in applying these standard valuation methodologies. When a price is not available in the active market or through an independent pricing service, management values the security primarily using market standard internal matrix pricing or discounted cash flow techniques, and non-binding quotations from independent brokers who are knowledgeable about these securities. Independent non-binding broker quotations utilize inputs that may be difficult to corroborate with observable market data. As shown in the following section, less than 1% of our fixed maturity securities were valued using non-binding quotations from independent brokers at December 31, 2017.
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

	December 31, 2017
	Fixed Maturity Securities		Equity Securities
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$26,052	8.4%	$1,104	44.0%
Level 2
Independent pricing sources	263,815	85.4	885	35.2
Internal matrix pricing or discounted cash flow techniques	2,795	0.9	96	3.8
Significant other observable inputs	266,610	86.3	981	39.0
Level 3
Independent pricing sources	11,526	3.7	299	11.9
Internal matrix pricing or discounted cash flow techniques	4,271	1.4	128	5.1
Independent broker quotations	472	0.2	1	—
Significant unobservable inputs	16,269	5.3	428	17.0
Total estimated fair value	$308,931	100.0%	$2,513	100.0%
See Note 10 of the Notes to the Consolidated Financial Statements for the fixed maturity securities and equity securities AFS fair value hierarchy.
The composition of fair value pricing sources for and significant changes in Level 3 securities at December 31, 2017 are as follows:

•	The majority of the Level 3 fixed maturity and equity securities AFS were concentrated in three sectors: U.S. and foreign corporate securities and RMBS.

•
Level 3 fixed maturity securities are priced principally through market standard valuation methodologies, independent pricing services and, to a much lesser extent, independent non-binding broker quotations using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. Level 3 fixed maturity securities consist of less liquid securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies. Level 3 fixed maturity securities include: sub-prime RMBS; certain below investment grade private securities and less liquid investment grade corporate securities (included in U.S. and foreign corporate securities) and less liquid ABS.

•
During the year ended December 31, 2017, Level 3 fixed maturity securities decreased by $782 million, or 5%. The decrease was driven by transfers out of Level 3 in excess of transfers into Level 3, partially offset by purchases in excess of sales and an increase in estimated fair value recognized in OCI.

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

Fixed Maturity Securities Credit Quality — Ratings
The Securities Valuation Office of the NAIC evaluates the fixed maturity security investments of insurers for regulatory reporting and capital assessment purposes and assigns securities to one of six credit quality categories called “NAIC designations.” If no designation is available from the NAIC, then, as permitted by the NAIC, an internally developed designation is used. The NAIC designations are generally similar to the credit quality ratings of the NRSRO for fixed maturity securities, except for certain Structured Securities as described below. Rating agency ratings are based on availability of applicable ratings from rating agencies on the NAIC credit rating provider list, including Moody’s, S&P, Fitch, Dominion Bond Rating Service, A.M. Best, Kroll Bond Rating Agency, Egan Jones Ratings Company and Morningstar Credit Ratings, LLC (“Morningstar”). If no rating is available from a rating agency, then an internally developed rating is used.
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

		December 31,
		2017				2016
NAIC Designation	NRSRO Rating	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$201,806	$17,024	$218,830	70.8%	$191,867	$14,078	$205,945	71.1%
2	Baa	67,270	5,126	72,396	23.4	62,526	3,294	65,820	22.7
	Subtotal investment grade	269,076	22,150	291,226	94.2	254,393	17,372	271,765	93.8
3	Ba	11,155	556	11,711	3.8	11,729	427	12,156	4.2
4	B	5,004	151	5,155	1.7	4,710	78	4,788	1.7
5	Caa and lower	824	9	833	0.3	840	13	853	0.3
6	In or near default	10	(4)	6	—	4	(3)	1	—
	Subtotal below investment grade	16,993	712	17,705	5.8	17,283	515	17,798	6.2
	Total fixed maturity securities	$286,069	$22,862	$308,931	100.0%	$271,676	$17,887	$289,563	100.0%

The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the revised NAIC methodologies as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation:	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating:	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(Dollars in millions)
December 31, 2017
U.S. corporate	$37,305	$35,096	$6,153	$3,387	$717	$3	$82,661
Foreign government	53,027	5,135	2,376	947	49	—	61,534
Foreign corporate	21,925	30,214	2,616	759	55	—	55,569
U.S. government and agency	47,067	327	—	—	—	—	47,394
RMBS	28,209	297	224	61	9	—	28,800
State and political subdivision	11,921	454	78	—	—	2	12,455
ABS	11,311	760	215	1	3	1	12,291
CMBS	8,065	113	49	—	—	—	8,227
Total fixed maturity securities	$218,830	$72,396	$11,711	$5,155	$833	$6	$308,931
Percentage of total	70.8%	23.4%	3.8%	1.7%	0.3%	—%	100.0%
December 31, 2016
U.S. corporate	$34,753	$32,823	$6,949	$3,289	$729	$—	$78,543
Foreign government	48,371	4,578	2,144	830	53	—	55,976
Foreign corporate	21,033	26,292	2,638	638	62	—	50,663
U.S. government and agency	44,118	315	—	—	—	—	44,433
RMBS	28,252	504	244	30	2	—	29,032
State and political subdivision	11,670	470	87	—	4	—	12,231
ABS	10,433	693	94	1	3	1	11,225
CMBS	7,315	145	—	—	—	—	7,460
Total fixed maturity securities	$205,945	$65,820	$12,156	$4,788	$853	$1	$289,563
Percentage of total	71.1%	22.7%	4.2%	1.7%	0.3%	—%	100.0%

U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top 10 holdings comprised 1% and 2% of total investments at December 31, 2017 and 2016, respectively. The tables below present our U.S. and foreign corporate securities holdings by industry at:

	December 31,
	2017		2016
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$42,273	30.6%	$39,320	30.4%
Consumer	31,419	22.7	29,783	23.1
Finance	29,884	21.6	27,787	21.5
Utility	21,773	15.8	19,931	15.4
Communications	11,072	8.0	10,635	8.2
Other	1,809	1.3	1,750	1.4
Total	$138,230	100.0%	$129,206	100.0%
Structured Securities
We held $49.3 billion and $47.7 billion of Structured Securities, at estimated fair value, at December 31, 2017 and 2016, respectively, as presented in the RMBS, ABS and CMBS sections below.
RMBS
The table below presents our RMBS holdings at:

	December 31,
	2017			2016
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By security type:
Collateralized mortgage obligations	$15,388	53.4%	$913	$16,842	58.0%	$575
Pass-through securities	13,412	46.6	41	12,190	42.0	64
Total RMBS	$28,800	100.0%	$954	$29,032	100.0%	$639
By risk profile:
Agency	$20,010	69.5%	$274	$18,808	64.8%	$268
Prime	1,209	4.2	73	1,398	4.8	65
Alt-A	4,182	14.5	372	4,964	17.1	160
Sub-prime	3,399	11.8	235	3,862	13.3	146
Total RMBS	$28,800	100.0%	$954	$29,032	100.0%	$639
Ratings profile:
Rated Aaa/AAA	$20,465	71.1%		$19,207	66.2%
Designated NAIC 1	$28,209	97.9%		$28,252	97.3%
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

The majority of our RMBS holdings were rated Aaa/AAA by Moody’s, S&P or Fitch; and were designated NAIC 1 by the NAIC at December 31, 2017 and 2016. Agency RMBS were guaranteed or otherwise supported by Federal National Mortgage Association, Federal Home Loan Mortgage Corporation or Government National Mortgage Association. Non-agency RMBS include prime, alternative residential mortgage loans (“Alt-A”) and sub-prime RMBS. Prime residential mortgage lending includes the origination of residential mortgage loans to the most creditworthy borrowers with high quality credit profiles. Alt-A is a classification of mortgage loans where the risk profile of the borrower is between prime and sub-prime. Sub-prime mortgage lending is the origination of residential mortgage loans to borrowers with weak credit profiles.
Included within prime and Alt-A RMBS are re-securitization of real estate mortgage investment conduit (“Re-REMIC”) securities. Re-REMIC RMBS involve the pooling of previous issues of prime and Alt-A RMBS and restructuring the combined pools to create new senior and subordinated securities. The credit enhancement on the senior tranches is improved through the re-securitization.
Historically, we have managed our exposure to sub-prime RMBS holdings by focusing primarily on senior tranche securities, stress testing the portfolio with severe loss assumptions and closely monitoring the performance of the portfolio. Our sub-prime RMBS portfolio consists predominantly of securities that were purchased after 2012 at significant discounts to par value and discounts to the expected principal recovery value of these securities. The vast majority of these securities are investment grade under the NAIC designations (e.g., NAIC 1 and NAIC 2). The estimated fair value of our sub-prime RMBS holdings purchased since 2012 was $3.1 billion and $3.5 billion at December 31, 2017 and 2016, respectively, with unrealized gains (losses) of $200 million and $123 million at December 31, 2017 and 2016, respectively.
ABS
Our ABS holdings are diversified both by collateral type and by issuer. The following table presents our ABS holdings at:

	December 31,
	2017			2016
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By collateral type:
Collateralized debt obligations	$5,703	46.4%	$45	$5,711	50.9%	$(42)
Credit card loans	1,686	13.7	1	871	7.8	10
Student loans	1,266	10.3	(1)	984	8.7	(25)
Automobile loans	1,193	9.7	—	1,121	10.0	1
Foreign residential loans	965	7.9	20	1,171	10.4	8
Consumer loans	605	4.9	6	509	4.5	—
Other loans	873	7.1	7	858	7.7	7
Total	$12,291	100.0%	$78	$11,225	100.0%	$(41)
Ratings profile:
Rated Aaa/AAA	$7,108	57.8%		$5,704	50.8%
Designated NAIC 1	$11,311	92.0%		$10,433	92.9%

CMBS
Our CMBS holdings are diversified by vintage year. The following tables present our CMBS holdings by NRSRO rating and by vintage year at:

	December 31, 2017
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003 - 2010	$116	$124	$4	$5	$22	$23	$15	$15	$—	$—	$157	$167
2011	170	184	34	35	—	—	—	—	—	—	204	219
2012	289	302	257	263	230	237	7	7	—	—	783	809
2013	787	835	717	748	285	292	60	45	—	—	1,849	1,920
2014	537	552	513	522	129	130	—	—	—	—	1,179	1,204
2015	1,122	1,140	191	196	117	120	—	—	—	—	1,430	1,456
2016	401	404	69	68	40	40	65	66	—	—	575	578
2017	898	899	685	687	246	246	41	42	—	—	1,870	1,874
Total	$4,320	$4,440	$2,470	$2,524	$1,069	$1,088	$188	$175	$—	$—	$8,047	$8,227
Ratings Distribution		54.0%		30.7%		13.2%		2.1%		—%		100.0%

	December 31, 2016
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003 - 2010	$246	$258	$46	$46	$102	$104	$24	$24	$26	$28	$444	$460
2011	185	207	41	43	—	—	—	—	—	—	226	250
2012	292	308	262	271	228	236	6	6	—	—	788	821
2013	844	899	699	743	339	327	—	—	—	—	1,882	1,969
2014	655	667	617	626	212	204	—	—	—	—	1,484	1,497
2015	1,322	1,326	222	214	165	164	8	9	—	—	1,717	1,713
2016	516	514	77	75	30	31	130	130	—	—	753	750
Total	$4,060	$4,179	$1,964	$2,018	$1,076	$1,066	$168	$169	$26	$28	$7,294	$7,460
Ratings Distribution		56.0%		27.1%		14.3%		2.2%		0.4%		100.0%
The tables above reflect NRSRO ratings including Moody’s, S&P, Fitch and Morningstar. CMBS designated NAIC 1 were 98.0% and 98.1% of total CMBS at December 31, 2017 and 2016, respectively.
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
Fixed Maturity and Equity Security OTTI Losses Recognized in Earnings
Credit-related impairments of fixed maturity securities were $10 million, $97 million and $59 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Explanations of changes in fixed maturity and equity securities impairments are as follows:

Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016
Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $35 million for the year ended December 31, 2017, as compared to $182 million for the year ended December 31, 2016. The most significant decrease in OTTI losses was in U.S. and foreign corporate securities and common stock, which comprised $28 million for the year ended December 31, 2017, as compared to $162 million for the year ended December 31, 2016. A decrease of $134 million in OTTI losses on U.S. and foreign corporate securities and common stock was concentrated in industrial securities and was the result of lower oil prices impacting the energy sector in 2016.
Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015
Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $182 million for the year ended December 31, 2016, as compared to $96 million for the year ended December 31, 2015. The most significant increase in OTTI losses was in U.S. and foreign corporate securities and common stock, which comprised $162 million for the year ended December 31, 2016, as compared to $73 million for the year ended December 31, 2015. An increase of $89 million in OTTI losses on U.S. and foreign corporate securities and common stock was concentrated in industrial securities and was the result of lower oil prices impacting the energy sector in 2016.
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
FVO Securities
FVO securities were $16.7 billion and $13.9 billion at estimated fair value, or 3.7% and 3.2% of cash and invested assets, at December 31, 2017 and 2016, respectively. FVO securities are primarily comprised of contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify as separate accounts. See Notes 8 and 10 of the Notes to the Consolidated Financial Statements for a description of our FVO securities portfolio, the FVO securities fair value hierarchy and a rollforward of the fair value measurements for FVO securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
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

FHLB Boston Advance Agreements
A subsidiary of the Company participates in short-term advance agreements with the Federal Home Loan Bank of Boston (“FHLB Boston”). Under these agreements, such subsidiary pledges fixed maturity securities as collateral and receives cash. The associated liability is recorded at the amount of cash received. FHLB Boston has minimum collateral requirements which vary depending on the type of collateral pledged. Securities pledged as collateral under such transactions may not be sold or re-pledged by the transferee.
See Note 8 of the Notes to the Consolidated Financial Statements for information regarding our FHLB Boston advance agreements.
Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Mortgage loans and the related valuation allowances are summarized as follows at:

	December 31,
	2017				2016
	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment
	(Dollars in millions)
Commercial	$44,375	64.8%	$214	0.5%	$41,512	64.0%	$202	0.5%
Agricultural	13,014	19.0	41	0.3%	12,564	19.4	39	0.3%
Residential	11,136	16.2	59	0.5%	10,829	16.6	63	0.6%
Total	$68,525	100.0%	$314	0.5%	$64,905	100.0%	$304	0.5%
The information presented in the tables herein exclude mortgage loans where we elected the FVO. Such amounts are presented in Note 8 of the Notes to the Consolidated Financial Statements. The carrying value of all mortgage loans, net of valuation allowance was 15.0% of cash and invested assets at both December 31, 2017 and 2016.
We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loan portfolios, 82% are collateralized by properties located in the United States, with the remaining 18% collateralized by properties located outside the United States, which includes 7% of properties located in the U.K., at December 31, 2017. The carrying values of our commercial and agricultural mortgage loans located in California, New York and Texas were 19%, 11% and 7%, respectively, of total commercial and agricultural mortgage loans at December 31, 2017. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loan portfolio in a similar manner to reduce risk of concentration, with 90% collateralized by properties located in the United States, and the remaining 10% collateralized by properties located outside the United States, at December 31, 2017. The carrying values of our residential mortgage loans located in California, Florida, and New York were 31%, 9%, and 6%, respectively, of total residential mortgage loans at December 31, 2017.
In connection with our investment management business, we manage commercial, agricultural and residential mortgage loans on behalf of institutional clients, which are unaffiliated investors. These commercial, agricultural and residential mortgage loans had an estimated fair value of $14.7 billion and $3.0 billion at December 31, 2017 and 2016, respectively. As these assets are managed on behalf of, and owned by, our institutional clients, they are not included in our consolidated financial statements.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The tables below present the diversification across geographic regions and property types of commercial mortgage loans at:

	December 31,
	2017		2016
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Pacific	$9,875	22.3%	$9,506	22.9%
International	9,101	20.5	7,772	18.7
Middle Atlantic	7,231	16.3	7,263	17.5
South Atlantic	5,311	12.0	5,192	12.5
West South Central	3,819	8.6	3,585	8.6
East North Central	2,683	6.0	2,037	4.9
Mountain	1,188	2.7	1,202	2.9
New England	901	2.0	1,199	2.9
East South Central	840	1.9	410	1.0
West North Central	477	1.1	497	1.2
Multi-Region and Other	2,949	6.6	2,849	6.9
Total recorded investment	44,375	100.0%	41,512	100.0%
Less: valuation allowances	214		202
Carrying value, net of valuation allowances	$44,161		$41,310
Property Type
Office	$22,602	50.9%	$20,868	50.3%
Retail	8,032	18.1	8,708	21.0
Apartment	6,113	13.8	5,240	12.6
Hotel	3,620	8.2	3,747	9.0
Industrial	3,125	7.0	2,659	6.4
Other	883	2.0	290	0.7
Total recorded investment	44,375	100.0%	41,512	100.0%
Less: valuation allowances	214		202
Carrying value, net of valuation allowances	$44,161		$41,310
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

Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 54% and 53% at December 31, 2017 and 2016, respectively, and our average debt service coverage ratio was 2.7x at both December 31, 2017 and 2016. The debt service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 44% and 43% at December 31, 2017 and 2016, respectively. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
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
See Notes 1, 8 and 10 of the Notes to the Consolidated Financial Statements for information about how valuation allowances are established and monitored, activity in and balances of the valuation allowance, and the estimated fair value of impaired mortgage loans and related impairments included within net investment gains (losses) as of and for the years ended December 31, 2017, 2016 and 2015.
Real Estate and Real Estate Joint Ventures
Real estate and real estate joint ventures is comprised of wholly-owned real estate and joint ventures with interests in single property income-producing real estate, and to a lesser extent joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the operation of income-producing properties, as well as a runoff portfolio of real estate private equity funds. The carrying values of real estate and real estate joint ventures was $9.6 billion and $8.9 billion, or 2.1% and 2.1% of cash and invested assets, including properties acquired through foreclosure of $48 million and $59 million, at December 31, 2017 and 2016, respectively. The estimated fair value of our real estate investments was $14.9 billion and $14.0 billion at December 31, 2017 and 2016, respectively. The total gross market value of such real estate investments was $19.1 billion and $18.7 billion at December 31, 2017 and 2016, respectively. Gross market value is the total estimated fair value of these investments regardless of encumbering debt.
Impairments recognized on real estate and real estate joint ventures were $13 million, less than $1 million and $92 million for the years ended December 31, 2017, 2016 and 2015, respectively. Depreciation expense on real estate investments was $103 million, $92 million and $157 million for the years ended December 31, 2017, 2016 and 2015, respectively. Real estate investments were net of accumulated depreciation of $898 million and $789 million at December 31, 2017 and 2016, respectively.
In connection with our investment management business, we manage commercial real estate investments on behalf of institutional clients, which are unaffiliated investors. These commercial real estate investments under management for unaffiliated investors had an estimated fair value of $5.2 billion and $4.3 billion at December 31, 2017 and 2016, respectively. The total gross market value of commercial real estate investments under management for unaffiliated investors was $6.7 billion and $6.4 billion at December 31, 2017 and 2016, respectively. Gross market value is the total estimated fair value of these investments regardless of encumbering debt. As these assets are managed on behalf of, and owned by, our institutional clients, they are not included in our consolidated financial statements.

We diversify our real estate investments by both geographic region and property type to reduce risk of concentration.
Geographical diversification: Of our real estate investments, excluding funds, 69% were located in the United States, with the remaining 31% located outside the United States, at December 31, 2017. The carrying value of our real estate investments, excluding funds, located in Japan, California and District of Columbia were 27%, 14% and 10%, respectively, of total real estate investments, excluding funds, at December 31, 2017. Real estate funds were 14% of our real estate investments at December 31, 2017. The majority of these funds hold underlying real estate investments that are well diversified across the United States.
Property type diversification: Real estate and real estate joint venture investments by property type are categorized by sector as follows at:

	December 31,
	2017		2016
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Office	$3,728	38.7%	$3,478	39.1%
Apartment	1,521	15.8	1,534	17.3
Real estate funds	1,324	13.7	908	10.2
Retail	1,114	11.6	1,040	11.7
Land	727	7.5	558	6.3
Hotel	475	4.9	505	5.7
Industrial	361	3.8	461	5.2
Agriculture	29	0.3	40	0.4
Other	358	3.7	367	4.1
Total real estate and real estate joint ventures	$9,637	100.0%	$8,891	100.0%
Other Limited Partnership Interests
Other limited partnership interests are comprised of private equity funds and hedge funds. The carrying value of other limited partnership interests was $5.7 billion, or 1.3% of cash and invested assets, and $5.1 billion, or 1.2% of cash and invested assets, at December 31, 2017 and 2016, respectively, which included $643 million and $834 million of hedge funds, at December 31, 2017 and 2016, respectively. Cash distributions on these investments are generated from investment gains, income from operations from the underlying investments of the funds and liquidation of the underlying investments of the funds. We estimate that the underlying investments of the funds will be liquidated over the next two to 10 years.
Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	December 31,
	2017		2016
	Carrying Value	% of Total	Carrying Value	% of Total

	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$8,551	49.5%	$12,139	62.8%
Tax credit and renewable energy partnerships	3,167	18.3	3,118	16.1
Direct financing leases	1,323	7.7	1,115	5.8
Annuities funding structured settlement claims	1,284	7.4	—	—
Leveraged leases, net of non-recourse debt	1,278	7.4	1,521	7.9
Operating joint ventures	539	3.1	576	3.0
Funds withheld	298	1.7	110	0.6
Other	823	4.8	724	3.8
Total	$17,263	100%	$19,303	100%
Percentage of cash and invested assets	3.8%		4.5%

Leveraged lease impairments were $79 million, $77 million and $41 million for the years ended December 31, 2017, 2016 and 2015, respectively.
See Notes 1, 8 and 9 of the Notes to the Consolidated Financial Statements for information regarding freestanding derivatives with positive estimated fair values, tax credit and renewable energy partnerships, leveraged and direct financing leases, annuities funding structured settlement claims, operating joint ventures and funds withheld.
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

•
Information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at December 31, 2017 and 2016.

•
The statement of operations effects of derivatives in net investments in foreign operations, cash flow, fair value, or nonqualifying hedge relationships for the years ended December 31, 2017, 2016 and 2015.

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
Derivatives categorized as Level 3 at December 31, 2017 include: interest rate forwards with maturities which extend beyond the observable portion of the yield curve; interest rate total return swaps with unobservable repurchase rates; foreign currency swaps and forwards with certain unobservable inputs, including the unobservable portion of the yield curve; credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; and equity index options with unobservable correlation inputs. At December 31, 2017, less than 1% of the estimated fair value of our derivatives was priced through independent broker quotations.
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

The gain (loss) on Level 3 derivatives, percentage of gain (loss) attributable to observable and unobservable inputs, and the primary drivers of observable gain (loss) are summarized as follows:

Year Ended December 31, 2017
Gain (loss) recognized in net income (loss)	$87 million
Percentage of gain (loss) attributable to observable inputs	91%
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

Credit Derivatives
The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	December 31,
	2017		2016
Credit Default Swaps	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Purchased	$2,020	$(36)	$2,001	$(26)
Written	11,375	271	10,732	152
Total	$13,395	$235	$12,733	$126
As of December 31, 2016, the Company no longer maintained a trading portfolio for derivatives.
The following table presents the gross gains, gross losses and net gain (losses) recognized in income for credit default swaps as follows:

	Years Ended December 31,
	2017			2016
Credit Default Swaps	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)
	(In millions)
Purchased (2), (4)	$5	$(29)	$(24)	$7	$(47)	$(40)
Written (3), (4)	152	(7)	145	95	(24)	71
Total	$157	$(36)	$121	$102	$(71)	$31
__________________

(1)	Gains (losses) are reported in net derivative gains (losses), except for gains (losses) on the trading portfolio, which are reported in net investment income.

(2)
As of December 31, 2016, the Company no longer maintained a trading portfolio for derivatives. The gross gains and gross (losses) for purchased credit default swaps in the trading portfolio were $4 million and ($4) million, respectively, for the year ended December 31, 2016.

(3)
As of December 31, 2016, the Company no longer maintained a trading portfolio for derivatives. The gross gains and gross (losses) for written credit default swaps in the trading portfolio were $3 and ($3) million, respectively, for the year ended December 31, 2016.

(4)	Gains (losses) do not include earned income (expense) on credit default swaps.
The favorable change in net gains (losses) on purchased credit default swaps of $16 million was due to certain credit spreads on credit default swaps hedging certain bonds, narrowing less in the current period as compared to the prior period. The favorable change in net gains (losses) on written credit default swaps of $74 million was due to certain credit spreads on certain credit default swaps used as replications narrowing more in the current period as compared to the prior period.
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
Collateral for Securities Lending, Third-Party Custodian Administered Repurchase Programs and Derivatives
We participate in a securities lending program in the normal course of business for the purpose of enhancing the total return on our investment portfolio. Periodically we receive non-cash collateral for securities lending from counterparties on deposit from customers, which cannot be sold or re-pledged, and which has not been recorded on our consolidated balance sheets. The amount of this collateral was $19 million and $20 million at estimated fair value at December 31, 2017 and 2016, respectively. See Notes 1 and 8 of the Notes to the Consolidated Financial Statements, as well as “— Investments — Securities Lending” for discussion of our securities lending program, the classification of revenues and expenses, and the nature of the secured financing arrangement and associated liability.
We also participate in third-party custodian administered repurchase programs for the purpose of enhancing the total return on our investment portfolio. We loan certain of our fixed maturity securities to financial institutions and, in exchange, non-cash collateral is put on deposit by the financial institutions on our behalf with third-party custodians. The estimated fair value of securities loaned in connection with these transactions was $182 million and $382 million at December 31, 2017 and December 31, 2016, respectively. Non-cash collateral on deposit with third-party custodians on our behalf was $194 million and $401 million at December 31, 2017 and December 31, 2016, respectively, which cannot be sold or re-pledged, and which has not been recorded on our consolidated balance sheets.
We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which has not been recorded on our consolidated balance sheets. The amount of this non-cash collateral was $1.1 billion and $1.7 billion at December 31, 2017 and 2016, respectively. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” and “Derivatives” in Note 9 of the Notes to the Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
Lease Commitments
As lessee, we have entered into various lease and sublease agreements for office space, information technology and other equipment. Our commitments under such lease agreements are included within the contractual obligations table. See “— Liquidity and Capital Resources — The Company — Contractual Obligations” and Note 20 of the Notes to the Consolidated Financial Statements.
Guarantees
See “Guarantees” in Note 20 of the Notes to the Consolidated Financial Statements.
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
Other than the commitments disclosed in Note 20 of the Notes to the Consolidated Financial Statements, there are no other material obligations or liabilities arising from the commitments to fund mortgage loans, partnerships, bank credit facilities, bridge loans, and private corporate bond investments. For further information on commitments to fund partnership investments, mortgage loans, bank credit facilities, bridge loans and private corporate bond investments, see “— Liquidity and Capital Resources — The Company — Contractual Obligations.”

Insolvency Assessments
See Note 20 of the Notes to the Consolidated Financial Statements.
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
Insurance regulators in many of the non-U.S. jurisdictions in which we operate require certain MetLife entities to prepare a sufficiency analysis of the reserves presented in the locally required regulatory financial statements, and to submit that analysis to the regulatory authorities.
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
MetLife Holdings
Future policy benefits for the life business are comprised mainly of liabilities for traditional life insurance contracts. In order to manage risk, we have often reinsured a portion of the mortality risk on life insurance policies. We routinely evaluate our reinsurance programs which may result in increases or decreases to existing coverage. We have entered into various interest rate derivative positions to mitigate the risk that investment of premiums received and reinvestment of maturing assets over the life of the policy will be at rates below those assumed in the original pricing of these contracts. For the annuities business, future policy benefits are comprised mainly of liabilities for life-contingent income annuities, and liabilities for the variable annuity guaranteed minimum benefits which are accounted for as insurance. Other future policyholder benefits are comprised mainly of liabilities for disabled lives under disability waiver of premium policy provisions, and active life policies. In addition, for our other products, future policyholder benefits related to the reinsurance of our former Japan joint venture are comprised of liabilities for the variable annuity guaranteed minimum benefits which are accounted for as insurance.
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Group Benefits:

	December 31, 2017
Guaranteed Minimum Crediting Rate	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Greater than 0% but less than 2%	$4,824	$4,705
Equal to or greater than 2% but less than 4%	$1,832	$1,832
Equal to or greater than 4%	$736	$710
__________________

(1)	These amounts are not adjusted for policy loans.
Retirement and Income Solutions
Policyholder account balances in this business are primarily comprised of funding agreements. Interest crediting rates vary by type of contract, and can be fixed or variable. Variable interest crediting rates are generally tied to an external index, most commonly (1-month or 3-month) LIBOR. We are exposed to interest rate risks, as well as foreign currency exchange rate risk, when guaranteeing payment of interest and return of principal at the contractual maturity date. We may invest in floating rate assets or enter into receive-floating interest rate swaps, also tied to external indices, as well as interest rate caps, to mitigate the impact of changes in market interest rates. We also mitigate our risks by applying various ALM strategies and seek to hedge all foreign currency exchange rate risk through the use of foreign currency hedges, including cross currency swaps.
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

The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Asia:

	December 31, 2017
Guaranteed Minimum Crediting Rate	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Annuities
Greater than 0% but less than 2%	$22,364	$2,791
Equal to or greater than 2% but less than 4%	$1,248	$424
Equal to or greater than 4%	$2	$2
Life & Other
Greater than 0% but less than 2%	$9,015	$8,723
Equal to or greater than 2% but less than 4%	$21,992	$8,943
Equal to or greater than 4%	$277	$277
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
MetLife Holdings
Life policyholder account balances are held for retained asset accounts, universal life policies, the fixed account of variable life insurance policies, and funding agreements. For annuities, policyholder account balances are held for fixed deferred annuities, the fixed account portion of variable annuities, non-life contingent income annuities, and embedded derivatives related to variable annuity guarantees. Interest is credited to the policyholder’s account at interest rates we determine which are influenced by current market rates, subject to specified minimums. A sustained low interest rate environment could negatively impact earnings as a result of the minimum credited rate guarantees present in most of these policyholder account balances. We have various interest rate derivative positions to partially mitigate the risks associated with such a scenario. Additionally, for our other products, policyholder account balances are held for variable annuity guarantees assumed from a former operating joint venture in Japan that are accounted for as embedded derivatives.

The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for the MetLife Holdings segment:

	December 31, 2017
Guaranteed Minimum Crediting Rate	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Greater than 0% but less than 2%	$1,729	$1,627
Equal to or greater than 2% but less than 4%	$19,688	$16,975
Equal to or greater than 4%	$9,136	$6,123
__________________

(1)	These amounts are not adjusted for policy loans.
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

The table below presents the carrying value for guarantees at:

	Future Policy Benefits		Policyholder Account Balances
	December 31,		December 31,
	2017	2016	2017	2016
	(In millions)
Asia
GMDB	$38	$29	$—	$—
GMAB	—	—	19	36
GMWB	92	98	182	189
EMEA
GMDB	1	1	—	—
GMAB	—	—	15	17
GMWB	42	30	(90)	(50)
MetLife Holdings
GMDB	304	257	—	—
GMIB	581	471	(125)	93
GMAB	—	—	—	13
GMWB	183	161	322	586
Total	$1,241	$1,047	$323	$884
The carrying amounts for guarantees included in policyholder account balances above include nonperformance risk adjustments of $130 million and $326 million at December 31, 2017 and 2016, respectively. These nonperformance risk adjustments represent the impact of including a credit spread when discounting the underlying risk neutral cash flows to determine the estimated fair values. The nonperformance risk adjustment does not have an economic impact on us as it cannot be monetized given the nature of these policyholder liabilities. The change in valuation arising from the nonperformance risk adjustment is not hedged.
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

GMDBs
We offer a range of GMDBs to our contractholders. The table below presents GMDBs, by benefit type, at December 31, 2017:

	Total Account Value (1)
	Asia & EMEA	MetLife Holdings
	(In millions)
Return of premium or five to seven year step-up	$7,928	$54,797
Annual step-up	—	3,719
Roll-up and step-up combination	—	6,605
Total	$7,928	$65,121
__________________

(1)
Total account value excludes $242 million for contracts with no GMDBs. Further, many of our annuity contracts offer more than one type of guarantee such that GMDB amounts listed above are not mutually exclusive to the amounts in the living benefit guarantees table below.

Based on total account value, less than 19% of our GMDBs included enhanced death benefits such as the annual step-up or roll-up and step-up combination products. We expect the above GMDB risk profile to be relatively consistent for the foreseeable future.
Living Benefit Guarantees
The table below presents our living benefit guarantees based on total account values at December 31, 2017:

	Total Account Value (1)
	Asia & EMEA	MetLife Holdings
	(In millions)
GMIB	$—	$25,257
GMWB - non-life contingent (2)	2,364	3,327
GMWB - life-contingent	3,801	11,208
GMAB	1,214	571
	$7,379	$40,363
__________________

(1)
Total account value excludes $25.0 billion for contracts with no living benefit guarantees. Further, many of our annuity contracts offer more than one type of guarantee such that living benefit guarantee amounts listed above are not mutually exclusive of the amounts in the GMDBs table above.

(2)	The Asia and EMEA segments include the non-life contingent portion of the GMWB total account value of $966 million with a guarantee at annuitization.
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

The table below presents our GMIB associated total account values, by their guaranteed payout basis, at December 31, 2017:

Total Account Value
(In millions)
7-year setback, 2.5% interest rate	$6,578
7-year setback, 1.5% interest rate	1,077
10-year setback, 1.5% interest rate	5,597
10-year mortality projection, 10-year setback, 1.0% interest rate	10,206
10-year mortality projection, 10-year setback, 0.5% interest rate	1,799
$25,257
The annuitization interest rates on GMIBs have been decreased from 2.5% to 0.5% over time, partially in response to the low interest rate environment, accompanied by an increase in the setback period from seven years to 10 years and the introduction of a 10-year mortality projection.
Additionally, 40% of the $25.3 billion of GMIB total account value has been invested in managed volatility funds as of December 31, 2017. These funds seek to manage volatility by adjusting the fund holdings within certain guidelines based on capital market movements. Such activity reduces the overall risk of the underlying funds while maintaining their growth opportunities. These risk mitigation techniques reduce or eliminate the need for us to manage the funds’ volatility through hedging or reinsurance.
Our GMIB products typically have a waiting period of 10 years to be eligible for annuitization. As of December 31, 2017, only 15% of our contracts with GMIBs were eligible for annuitization. The remaining contracts are not eligible for annuitization for an average of five years.
Once eligible for annuitization, contractholders would be expected to annuitize only if their contracts were in-the-money. We calculate in-the-moneyness with respect to GMIBs consistent with net amount at risk as discussed in Note 4 of the Notes to the Consolidated Financial Statements, by comparing the contractholders’ income benefits based on total account values and current annuity rates versus the guaranteed income benefits. The net amount at risk was $525 million at December 31, 2017, of which $353 million was related to GMIB guarantees. For those contracts with GMIB, the table below presents details of contracts that are in-the-money and out-of-the money at December 31, 2017:

	In-the-Moneyness	Total Account Value	% of Total
		(In millions)
In-the-money	30% +	$322	1%
	20% to 30%	278	1%
	10% to 20%	545	2%
	0% to 10%	1,014	4%
		2,159
Out-of-the-money	-10% to 0%	2,571	10%
	-20% to 10%	3,145	13%
	-20% +	17,382	69%
		23,098
Total GMIBs		$25,257

Derivatives Hedging Variable Annuity Guarantees
Our risk mitigating hedging strategy uses various OTC and exchange traded derivatives. The table below presents the gross notional amount, estimated fair value and primary underlying risk exposure of the derivatives hedging our variable annuity guarantees:

		December 31,
		2017			2016
Primary Underlying Risk Exposure		Gross Notional	Estimated Fair Value		Gross Notional	Estimated Fair Value
	Instrument Type	Amount	Assets	Liabilities	Amount	Assets	Liabilities
		(In millions)
Interest rate	Interest rate swaps	$16,080	$433	$22	$19,715	$1,590	$924
	Interest rate futures	3,060	1	4	2,671	2	11
	Interest rate options	10,173	486	11	3,423	449	1
Foreign currency exchange rate	Foreign currency forwards	2,288	5	36	3,086	10	222
	Currency futures	—	—	—	85	—	—
Equity market	Equity futures	3,781	17	4	4,283	29	3
	Equity index options	9,546	383	690	13,975	403	524
	Equity variance swaps	4,661	54	199	8,263	83	239
	Equity total return swaps	1,117	—	41	1,046	1	43
	Total	$50,706	$1,379	$1,007	$56,547	$2,567	$1,967
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
We remain liable for the guaranteed benefits in the event that reinsurers or derivative counterparties are unable or unwilling to pay. Certain of our reinsurance agreements and substantially all derivative positions are collateralized and derivatives positions are subject to master netting agreements, both of which significantly reduce the exposure to counterparty risk. In addition, we are subject to the risk that hedging and other risk management actions prove ineffective or that unanticipated policyholder behavior or mortality, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed.
Liquidity and Capital Resources
Overview
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility and disruptions in global capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors. Changing conditions in the global capital markets and the economy may affect our financing costs and market interest for our debt or equity securities. For further information regarding market factors that could affect our ability to meet liquidity and capital needs, see “— Industry Trends” and “— Investments — Current Environment.”
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

Short-term Liquidity
We maintain a substantial short-term liquidity position, which was $10.0 billion and $9.1 billion at December 31, 2017 and 2016, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed, including amounts received in connection with securities lending, repurchase agreements, derivatives, and secured borrowings, as well as amounts held in the closed block.
Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets, which was $209.1 billion and $199.1 billion at December 31, 2017 and 2016, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, repurchase agreements, derivatives, regulatory deposits, the collateral financing arrangement, funding agreements and secured borrowings, as well as amounts held in the closed block.
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
See “Risk Factors — Capital-Related Risks — Legal and Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” and Note 15 of the Notes to the Consolidated Financial Statements for information regarding restrictions on payment of dividends and stock repurchases. See also “— The Company — Liquidity and Capital Uses — Common Stock Repurchases” for information regarding MetLife, Inc.’s common stock repurchase authorizations.
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
Under certain stressful market and economic conditions, our access to liquidity may deteriorate, or the cost to access liquidity may increase. If we require significant amounts of cash on short notice in excess of anticipated cash requirements or if we are required to post or return cash collateral in connection with derivatives or our securities lending program, we may have difficulty selling investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both. In addition, in the event of such forced sale, for securities in an unrealized loss position, realized losses would be incurred on securities sold and impairments would be incurred, if there is a need to sell securities prior to recovery, which may negatively impact our financial condition. See “Risk Factors — Investments-Related Risks — Should the Need Arise, We May Have Difficulty Selling Certain Holdings in Our Investment Portfolio or in Our Securities Lending Program in a Timely Manner and Realizing Full Value Given Their Illiquid Nature.”

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
As a Delaware corporation, American Life is subject to Delaware law; however, because it does not conduct insurance business in Delaware or any other domestic state, it is exempt from RBC requirements under Delaware law. American Life’s operations are also regulated by applicable authorities of the jurisdictions in which it operates and is subject to capital and solvency requirements in those jurisdictions.

The amount of dividends that our insurance subsidiaries can pay to MetLife, Inc. or to other parent entities is constrained by the amount of surplus we hold to maintain our ratings and provides an additional margin for risk protection and investment in our businesses. We proactively take actions to maintain capital consistent with these ratings objectives, which may include adjusting dividend amounts and deploying financial resources from internal or external sources of capital. Certain of these activities may require regulatory approval. Furthermore, the payment of dividends and other distributions to MetLife, Inc. and other parent entities by their respective insurance subsidiaries is governed by insurance laws and regulations. See “Business — Regulation — U.S. Regulation — Insurance Regulation,” “Business — Regulation — International Regulation,” “— MetLife, Inc. — Liquidity and Capital Sources — Dividends from Subsidiaries” and Note 15 of the Notes to the Consolidated Financial Statements.
Affiliated Captive Reinsurance Transactions
Various subsidiaries of MetLife, Inc. cede specific policy classes, including term and universal life insurance, participating whole life insurance, long-term disability insurance, group life insurance and other business to various wholly-owned captive reinsurers. The reinsurance activities among these affiliated companies are eliminated within our consolidated results of operations. The statutory reserves of such affiliated captive reinsurers are supported by a combination of funds withheld assets, investment assets and letters of credit issued by unaffiliated financial institutions. MetLife, Inc. has committed to maintain the surplus of two of the domestic affiliated captive reinsurers, as well as provided guarantees of the reinsurers’ and other affiliated international insurance entities’ repayment obligations on the letters of credit. MetLife, Inc. has also provided guarantees of these reinsurers’ repayment obligations on derivative and certain reinsurance agreements entered into by these reinsurers. See “— MetLife, Inc. — Liquidity and Capital Uses — Support Agreements” for further details on certain of these guarantees. Various subsidiaries of MetLife, Inc. enter into reinsurance agreements with affiliated captive reinsurers for risk and capital management purposes, as well as to manage statutory reserve requirements related to universal life and term life insurance policies and other business.
The NAIC continues to review insurance companies’ use of affiliated captive reinsurers and off-shore entities. The NYDFS continues to have a moratorium on new reserve financing transactions involving captive insurers. We are not aware of any states other than New York and California implementing such a moratorium. While such a moratorium would not impact our existing reinsurance agreements with captive reinsurers, a moratorium placed on the use of captives for new reserve financing transactions could impact our ability to write certain products and/or impact our RBC ratios and ability to deploy excess capital in the future. This could result in our need to increase prices, modify product features or limit the availability of those products to our customers. While this affects insurers across the industry, it could adversely impact our competitive position and our results of operations in the future. We continue to evaluate product modifications, pricing structure and alternative means of managing risks, capital and statutory reserves and we expect the discontinued use of captive reinsurance on new reserve financing transactions would not have a material impact on our future consolidated financial results. See Note 6 of the Notes to the Consolidated Financial Statements for further information on our reinsurance activities.

Summary of the Company’s Primary Sources and Uses of Liquidity and Capital
Our primary sources and uses of liquidity and capital are summarized as follows:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Sources:
Operating activities, net	$12,283	$14,774	$14,052
Changes in policyholder account balances, net	6,131	4,925	—
Changes in payables for collateral under securities loaned and other transactions, net	903	—	1,544
Long-term debt issued	3,657	—	3,893
Financing element on certain derivative instruments and other derivative related transactions, net	—	—	181
Preferred stock issued, net of issuance costs	—	—	1,483
Other, net	118	139	94
Effect of change in foreign currency exchange rates on cash and cash equivalents	323	—	—
Total sources	23,415	19,838	21,247
Uses:
Investing activities, net	16,876	5,850	10,398
Changes in policyholder account balances, net	—	—	1,717
Changes in payables for collateral under securities loaned and other transactions, net	—	3,636	—
Long-term debt repaid	1,073	1,279	1,438
Collateral financing arrangements repaid	2,951	68	57
Distribution of Brighthouse	2,793	—	—
Financing element on certain derivative instruments and other derivative related transactions, net	151	1,367	—
Treasury stock acquired in connection with share repurchases	2,927	372	1,930
Repurchase of preferred stock	—	—	1,460
Preferred stock repurchase premium	—	—	42
Dividends on preferred stock	103	103	116
Dividends on common stock	1,717	1,736	1,653
Effect of change in foreign currency exchange rates on cash and cash equivalents	—	302	492
Total uses	28,591	14,713	19,303
Net increase (decrease) in cash and cash equivalents	$(5,176)	$5,125	$1,944
Cash Flows from Operations
The principal cash inflows from our insurance activities come from insurance premiums, net investment income, annuity considerations and deposit funds. The principal cash outflows are the result of various life insurance, property & casualty, annuity and pension products, operating expenses and income tax, as well as interest expense. A primary liquidity concern with respect to these cash flows is the risk of early contractholder and policyholder withdrawal. The cash flows from discontinued operations are not separately classified, but generally arise from the same activities described above.

Cash Flows from Investments
The principal cash inflows from our investment activities come from repayments of principal, proceeds from maturities and sales of investments and settlements of freestanding derivatives. The principal cash outflows relate to purchases of investments, issuances of policy loans and settlements of freestanding derivatives. Additional cash outflows relate to purchases of businesses. We typically have a net cash outflow from investing activities because cash inflows from insurance operations are reinvested in accordance with our ALM discipline to fund insurance liabilities. We closely monitor and manage these risks through our comprehensive investment risk management process. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors and market disruption. The cash flows from discontinued operations are not separately classified, but generally arise from the same activities described above.
Cash Flows from Financing
The principal cash inflows from our financing activities come from issuances of debt and other securities, deposits of funds associated with policyholder account balances and lending of securities. The principal cash outflows come from repayments of debt and collateral financing arrangements, payments of dividends on and repurchases of MetLife, Inc.’s securities, withdrawals associated with policyholder account balances, cash disposed of in the distribution of Brighthouse and the return of securities on loan. The primary liquidity concerns with respect to these cash flows are market disruption and the risk of early contractholder and policyholder withdrawal. The cash flows from discontinued operations are not separately classified, but generally arise from the same activities described above.
Liquidity and Capital Sources
In addition to the general description of liquidity and capital sources in “— Summary of the Company’s Primary Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary sources of liquidity and capital. See Note 3 of the Notes to the Consolidated Financial Statements for information regarding financing transactions related to the Separation.
Global Funding Sources
Liquidity is provided by a variety of global funding sources, including funding agreements, credit and committed facilities and commercial paper. Capital is provided by a variety of global funding sources, including short-term and long-term debt, the collateral financing arrangement, junior subordinated debt securities, preferred securities, equity securities and equity-linked securities. The diversity of our global funding sources enhances our funding flexibility, limits dependence on any one market or source of funds and generally lowers the cost of funds. Our primary global funding sources include:
Preferred Stock
In June 2015, MetLife, Inc. issued 1,500,000 shares of Series C preferred stock, with a $0.01 par value per share and a liquidation preference of $1,000 per share, for aggregate proceeds of $1.5 billion. See Note 15 of the Notes to the Consolidated Financial Statements.
Commercial Paper, Reported in Short-term Debt
MetLife, Inc. and MetLife Funding each have a commercial paper program that is supported by our unsecured revolving credit facility (see “— Credit and Committed Facilities”). MetLife Funding raises cash from its commercial paper program and uses the proceeds to extend loans through MetLife Credit Corp., another subsidiary of MLIC, to affiliates in order to enhance the financial flexibility and liquidity of these companies.
Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances
Certain of our domestic insurance subsidiaries are members of a regional FHLB. During the years ended December 31, 2017, 2016 and 2015, we issued $22.4 billion, $17.0 billion and $17.5 billion, respectively, and repaid $22.4 billion, $15.2 billion and $17.8 billion, respectively, under funding agreements with certain regional FHLBs. At both December 31, 2017 and 2016, total obligations outstanding under these funding agreements were $15.3 billion. See Note 4 of the Notes to the Consolidated Financial Statements.
Federal Home Loan Bank Advance Agreements, Reported in Payables for Collateral Under Securities Loaned and Other Transactions
During the year ended December 31, 2017, we issued $301 million and repaid $1 million, under advance agreements with a regional FHLB. At December 31, 2017, total obligations outstanding under these advance agreements were $300 million. There were no such transactions during the years ended December 31, 2016 or 2015. See Note 8 of the Notes to the Consolidated Financial Statements.

Special Purpose Entity Funding Agreements, Reported in Policyholder Account Balances
We issue fixed and floating rate funding agreements which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the years ended December 31, 2017, 2016 and 2015, we issued $42.7 billion, $39.7 billion and $35.1 billion, respectively, and repaid $41.4 billion, $38.5 billion and $35.5 billion, respectively, under such funding agreements. At December 31, 2017 and 2016, total obligations outstanding under these funding agreements were $34.2 billion and $30.8 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements.
Federal Agricultural Mortgage Corporation Funding Agreements, Reported in Policyholder Account Balances
We have issued funding agreements to a subsidiary of Farmer Mac, as well as to certain SPEs that have issued debt securities for which payment of interest and principal is secured by such funding agreements, and such debt securities are also guaranteed as to payment of interest and principal by Farmer Mac. The obligations under all such funding agreements are secured by a pledge of certain eligible agricultural mortgage loans. During the years ended December 31, 2017, 2016 and 2015, we issued $1.0 billion, $1.2 billion and $50 million, respectively, and repaid $1.0 billion, $1.2 billion and $50 million, respectively, under such funding agreements. At both December 31, 2017 and 2016, total obligations outstanding under these funding agreements were $2.6 billion. See Note 4 of the Notes to the Consolidated Financial Statements.
Long-term Debt Issued
Senior Notes
In November 2015 and March 2015, MetLife, Inc. issued $1.3 billion and $1.5 billion of senior notes, respectively. Net proceeds from these issuances were used for general corporate purposes, which included the early redemption or repayment upon maturity of certain senior notes.
Term Loans
In December 2015, MetLife Private Equity Holdings, LLC, a wholly-owned indirect investment subsidiary of MLIC, borrowed $350 million under term loans.
See Note 12 of the Notes to the Consolidated Financial Statements for further information on long-term debt issued.
Credit and Committed Facilities
At December 31, 2017, we maintained a $3.0 billion unsecured revolving credit facility and certain committed facilities aggregating $3.7 billion. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
The unsecured revolving credit facility is used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At December 31, 2017, we had outstanding $130 million in letters of credit and no drawdowns against this facility. Remaining availability was $2.9 billion at December 31, 2017.
The committed facilities are used as collateral for certain of our affiliated reinsurance liabilities. At December 31, 2017, we had outstanding $3.1 billion in letters of credit and no drawdowns against these facilities. Remaining availability was $562 million at December 31, 2017. As of December 31, 2017, Brighthouse was a beneficiary of $2.4 billion of letters of credit issued under these committed facilities. See Note 3 of the Notes to the Consolidated Financial Statements.
We have no reason to believe that our lending counterparties will be unable to fulfill their respective contractual obligations under these facilities. As commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect our actual future cash funding requirements.
Affiliated Preferred Units Issuances
In June 2017, Brighthouse Holdings, LLC issued 50,000 6.50% fixed rate cumulative preferred units to MetLife, Inc. and, in turn, MetLife, Inc. sold the preferred units to third-party investors, for net proceeds of $49 million. See Note 3 of the Notes to the Consolidated Financial Statements.

Outstanding Debt Under Global Funding Sources
The following table summarizes our outstanding debt excluding long-term debt relating to CSEs at:

	December 31,
	2017	2016
	(In millions)
Short-term debt (1)	$477	$242
Long-term debt (2)	$15,680	$16,429
Collateral financing arrangement (3)	$1,121	$1,274
Junior subordinated debt securities (4)	$3,144	$3,169
__________________

(1)
Includes $377 million and $142 million of debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at December 31, 2017 and 2016, respectively. Certain subsidiaries have pledged assets to secure this debt.

(2)
Includes $523 million and $366 million of debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at December 31, 2017 and 2016, respectively. Certain investment subsidiaries have pledged assets to secure this debt.

(2)
In April 2017, in connection with the Separation, MetLife, Inc. and MetLife Reinsurance Company of South Carolina (“MRSC”) terminated the MRSC collateral financing arrangement associated with secondary guarantees. As a result, the $2.8 billion collateral financing arrangement liability outstanding was extinguished utilizing $2.8 billion of assets held in trust with the remaining $590 million of assets held in trust returned to MetLife, Inc. as a cash return of capital from a subsidiary. For information regarding the remaining collateral financing arrangement, see Note 13 of the Notes to the Consolidated Financial Statements.

(3)
For information regarding the junior subordinated debt securities, see Note 14 of the Notes to the Consolidated Financial Statements and Note 5 in Schedule II of the Notes to the MetLife, Inc. (Parent Company Only) Condensed Financial Information.

Debt and Facility Covenants
Certain of our debt instruments and committed facilities, as well as our unsecured revolving credit facility, contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all applicable covenants at December 31, 2017.
Dispositions
Cash proceeds from dispositions during the years ended December 31, 2017, 2016 and 2015 were $0, $291 million, and $0, respectively. See Note 3 of the Notes to the Consolidated Financial Statements.
Liquidity and Capital Uses
In addition to the general description of liquidity and capital uses in “— Summary of the Company’s Primary Sources and Uses of Liquidity and Capital” and “— Contractual Obligations,” the following additional information is provided regarding our primary uses of liquidity and capital:
Preferred Stock Repurchase
In June 2015, MetLife, Inc. repurchased and canceled all of its Series B preferred stock for $1.5 billion in a series of related transactions as described in Note 15 of the Notes to the Consolidated Financial Statements.
Common Stock Repurchases
See Note 15 of the Notes to the Consolidated Financial Statements for information relating to authorizations by the Board of Directors to repurchase MetLife, Inc. common stock, amounts of common stock repurchased pursuant to such authorizations during the years ended December 31, 2017, 2016 and 2015, and the amount remaining under such authorizations at December 31, 2017. See Note 22 of the Notes to the Consolidated Financial Statements for information regarding shares of common stock repurchased subsequent to December 31, 2017.

Common stock repurchases are dependent upon several factors, including our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors. See “Business — Regulation — International Regulation — Global Systemically Important Insurers,” and “Risk Factors — Capital-Related Risks — Legal and Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish.”
Dividends
During each of the years ended December 31, 2017, 2016 and 2015, MetLife, Inc. paid $1.7 billion of dividends on its common stock. During the years ended December 31, 2017, 2016 and 2015, MetLife, Inc. paid dividends on its preferred stock of $103 million, $103 million, and $116 million, respectively. See Note 15 of the Notes to the Consolidated Financial Statements for information regarding the calculation and timing of these dividend payments.
The declaration and payment of common stock dividends is subject to the discretion of our Board of Directors, and will depend on MetLife, Inc.’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries and other factors deemed relevant by the Board. See Note 22 of the Notes to the Consolidated Financial Statements for information regarding a common stock dividend declared subsequent to December 31, 2017.
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
The payment of dividends is also subject to restrictions under the terms of our preferred stock and junior subordinated debentures in situations where we may be experiencing financial stress. See “Risk Factors — Capital-Related Risks — Legal and Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” and Note 15 of the Notes to the Consolidated Financial Statements.
Debt Repayments
See Notes 12 and 13 of the Notes to the Consolidated Financial Statements for further information on long-term and short-term debt and the collateral financing arrangement, respectively, including:

•
During 2017, 2016 and 2015, following regulatory approval, MetLife Reinsurance Company of Charleston (“MRC”), a wholly-owned subsidiary of MetLife, Inc., repurchased and canceled $153 million, $68 million, and $57 million, respectively, in aggregate principal amount of its surplus notes, which were reported in collateral financing arrangement on the consolidated balance sheet;

•	In December 2017, MetLife, Inc. repaid at maturity its $500 million 1.756% senior notes;

•	In December 2017, MetLife, Inc. repaid at maturity its $500 million 1.903% senior notes;

•	In June 2016, MetLife, Inc. repaid at maturity its $1.3 billion 6.750% senior notes; and

•	In June 2015, MetLife, Inc. repaid at maturity its $1.0 billion 5.000% senior notes.
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

Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, property & casualty, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the MetLife Holdings segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. During the years ended December 31, 2017 and 2016, general account surrenders and withdrawals from annuity products were $1.6 billion and $1.5 billion, respectively. In the Retirement and Income Solutions business within the U.S. segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the Retirement and Income Solutions business products that provide customers with limited rights to accelerate payments, as of December 31, 2017, there were funding agreements totaling $114 million that could be put back to the Company.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At December 31, 2017 and 2016, we had received pledged cash collateral of $5.0 billion and $5.7 billion, respectively. At December 31, 2017 and 2016, we had pledged cash collateral of $456 million and $788 million, respectively. With respect to OTC-bilateral derivatives in a net liability position that have credit contingent provisions, a one-notch downgrade in the Company’s credit or financial strength rating, as applicable, would have required $15 million of additional collateral be provided to our counterparties as of December 31, 2017. See Note 9 of the Notes to the Consolidated Financial Statements for additional information about collateral pledged to us, collateral we pledge and derivatives subject to credit contingent provisions.
We pledge collateral and have had collateral pledged to us, and may be required from time to time to pledge additional collateral or be entitled to have additional collateral pledged to us, in connection with the collateral financing arrangement related to the reinsurance of closed block liabilities. See Note 13 of the Notes to the Consolidated Financial Statements.
We pledge collateral from time to time in connection with funding agreements. See Note 4 of the Notes to the Consolidated Financial Statements.
Securities Lending
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $19.4 billion and $20.1 billion at December 31, 2017 and 2016, respectively. Of these amounts, $3.8 billion and $4.5 billion at December 31, 2017 and 2016, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at December 31, 2017 was $3.7 billion, all of which were U.S. government and agency securities which, if put to us, could be immediately sold to satisfy the cash requirement. See Note 8 of the Notes to the Consolidated Financial Statements.
Repurchase Agreements
We participate in short-term repurchase agreements whereby securities are loaned to unaffiliated financial institutions. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under these repurchase agreements, we were liable for cash collateral under our control of $1.1 billion and $102 million at December 31, 2017 and 2016, respectively. The estimated fair value of the securities on loan at December 31, 2017 was $1.1 billion which were primarily U.S. government and agency securities which, if put to us, could be immediately sold to satisfy the cash requirement. See Note 8 of the Notes to the Consolidated Financial Statements.
Litigation
Putative or certified class action litigation and other litigation, and claims and assessments against us, in addition to those discussed elsewhere herein and those otherwise provided for on the consolidated financial statements, have arisen in the course of our business, including, but not limited to, in connection with our activities as an insurer, employer, investor, investment advisor, taxpayer and, formerly, a mortgage lending bank. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning our compliance with applicable insurance and other laws and regulations. See Note 20 of the Notes to the Consolidated Financial Statements.

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
Acquisitions
Cash outflows for acquisitions and investments in strategic partnerships during the years ended December 31, 2017, 2016 and 2015 were $211 million, $0 and $0, respectively.
Contractual Obligations
The following table summarizes our major contractual obligations at December 31, 2017:

	Total	One Year or Less	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years
	(In millions)
Insurance liabilities	$298,966	$20,761	$16,084	$15,627	$246,494
Policyholder account balances	224,784	31,285	23,109	15,684	154,706
Payables for collateral under securities loaned and other transactions	25,723	25,723	—	—	—
Debt	36,153	2,659	3,569	3,689	26,236
Investment commitments	9,513	9,098	312	91	12
Operating leases	2,262	302	521	446	993
Other	18,258	17,856	11	—	391
Total	$615,659	$107,684	$43,606	$35,537	$428,832
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
The sum of the estimated cash flows of $299.0 billion exceeds the liability amounts of $196.3 billion included on the consolidated balance sheet principally due to (i) the time value of money, which accounts for a substantial portion of the difference; (ii) differences in assumptions, most significantly mortality, between the date the liabilities were initially established and the current date; and (iii) liabilities related to accounting conventions, or which are not contractually due, which are excluded.
Actual cash payments may differ significantly from the liabilities as presented on the consolidated balance sheet and the estimated cash payments as presented due to differences between actual experience and the assumptions used in the establishment of these liabilities and the estimation of these cash payments.

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
The sum of the estimated cash flows of $224.8 billion exceeds the liability amount of $182.5 billion included on the consolidated balance sheet principally due to (i) the time value of money, which accounts for a substantial portion of the difference; (ii) differences in assumptions, between the date the liabilities were initially established and the current date; and (iii) liabilities related to accounting conventions, or which are not contractually due, which are excluded.
Payables for Collateral Under Securities Loaned and Other Transactions
We have accepted cash collateral in connection with securities lending and derivatives. As the securities lending transactions expire within the next year and the timing of the return of the derivatives collateral is uncertain, the return of the collateral has been included in the one year or less category in the table above. We also held non-cash collateral, which is not reflected as a liability on the consolidated balance sheet, of $1.1 billion at December 31, 2017.
Debt
Amounts presented for debt include short-term debt, long-term debt, the collateral financing arrangement and junior subordinated debt securities, the total of which differs from the total of the corresponding amounts presented on the consolidated balance sheet as the amounts presented herein (i) do not include premiums or discounts upon issuance or purchase accounting fair value adjustments; (ii) include future interest on such obligations for the period from January 1, 2018 through maturity; and (iii) do not include long-term debt relating to CSEs at December 31, 2017 as such debt does not represent our contractual obligation. Future interest on variable rate debt was computed using prevailing rates at December 31, 2017 and, as such, does not consider the impact of future rate movements. Future interest on fixed rate debt was computed using the stated rate on the obligations for the period from January 1, 2018 through maturity, except with respect to junior subordinated debt which was computed using the stated rates through the scheduled redemption dates as it is our expectation that such obligations will be redeemed as scheduled. Inclusion of interest payments on junior subordinated debt securities through the final maturity dates would increase the contractual obligation by $7.7 billion. Pursuant to the collateral financing arrangement, MetLife, Inc. may be required to deliver cash or pledge collateral to the unaffiliated financial institution. See Note 13 of the Notes to the Consolidated Financial Statements.
Investment Commitments
To enhance the return on our investment portfolio, we commit to lend funds under mortgage loans, bank credit facilities, bridge loans and private corporate bond investments and we commit to fund partnership investments. In the table above, the timing of the funding of mortgage loans and private corporate bond investments is based on the expiration dates of the corresponding commitments. As it relates to commitments to fund partnerships and bank credit facilities, we anticipate that these amounts could be invested any time over the next five years; however, as the timing of the fulfillment of the obligation cannot be predicted, such obligations are generally presented in the one year or less category. Commitments to fund bridge loans are short-term obligations and, as a result, are presented in the one year or less category. See Note 20 of the Notes to the Consolidated Financial Statements and “— Off-Balance Sheet Arrangements.”
Operating Leases
As a lessee, we have various operating leases, primarily for office space. Contractual provisions exist that could increase or accelerate those lease obligations presented, including various leases with early buyouts and/or escalation clauses. However, the impact of any such transactions would not be material to our financial position or results of operations. See Note 20 of the Notes to the Consolidated Financial Statements.

Other
Other obligations presented are principally comprised of amounts due under reinsurance agreements, payables related to securities purchased but not yet settled, securities sold short, accrued interest on debt obligations, estimated fair value of derivative obligations, deferred compensation arrangements, guaranty liabilities, and accruals and accounts payable due under contractual obligations, which are all reported in other liabilities on the consolidated balance sheet. If the timing of any of these other obligations is sufficiently uncertain, the amounts are included within the one year or less category. Items reported in other liabilities on the consolidated balance sheet that were excluded from the table represent accounting conventions or are not liabilities due under contractual obligations. Unrecognized tax benefits and related accrued interest totaling $1.7 billion was excluded as the timing of payment cannot be reliably determined.
Separate account liabilities are excluded as they are fully funded by cash flows from the corresponding separate account assets and are set equal to the estimated fair value of separate account assets.
We also enter into agreements to purchase goods and services in the normal course of business; however, such amounts are excluded as these purchase obligations were not material to our consolidated results of operations or financial position at December 31, 2017.
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
Liquidity
For a summary of MetLife, Inc.’s liquidity, see “— The Company — Liquidity.”
Capital
For a summary of MetLife, Inc.’s capital, see “— The Company — Capital.” For further information regarding potential capital restrictions and limitations on MetLife, Inc. as a G-SII, see “Business — Regulation — International Regulation — Global Systemically Important Insurers.” See also “— The Company — Liquidity and Capital Uses — Common Stock Repurchases” and “— The Company — Liquidity and Capital Uses — Preferred Stock Repurchase” for information regarding MetLife, Inc.’s common and preferred stock repurchases, respectively.
Liquid Assets
At December 31, 2017 and 2016, MetLife, Inc. and other MetLife holding companies had $5.7 billion and $5.8 billion, respectively, in liquid assets. Of these amounts, $4.1 billion and $3.7 billion were held by MetLife, Inc. and $1.6 billion and $2.1 billion were held by other MetLife holding companies at December 31, 2017 and 2016, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with derivatives and a collateral financing arrangement.

Liquid assets held in non-U.S. holding companies are generated in part through dividends from non-U.S. insurance operations. Such dividends are subject to local insurance regulatory requirements, as discussed in “— Liquidity and Capital Sources — Dividends from Subsidiaries.” The cumulative earnings of certain active non-U.S. operations have historically been reinvested indefinitely in such non-U.S. operations. Following a post-Separation review of our capital needs in the third quarter of 2017, we expect to repatriate approximately $3.0 billion of pre-2017 earnings in the future. As a result, in the third quarter of 2017, we recorded a $444 million tax charge related to this future repatriation of pre-2017 earnings. This charge was partially offset by a $264 million tax benefit associated with dividends from other non-U.S. operations, accordingly, the Company recorded a $180 million net tax charge in the third quarter of 2017. The enactment of U.S. Tax Reform in the fourth quarter of 2017 moves the U.S. from a worldwide tax system to a participation exemption system by imposing a one-time transition tax on untaxed earnings of foreign subsidiaries by deeming those earnings to be repatriated. As a result, we recorded a $170 million charge in the fourth quarter of 2017. Subsequent to 2017, we expect to repatriate future foreign earnings back to the U.S. with minimal or no additional U.S. tax. See further information in Note 18 of the Notes to the Consolidated Financial Statements and “— Risk Factors — Regulatory and Legal Risks— U.S. Tax Reform Could Have an Impact on Us.”
See “— Executive Summary — Consolidated Company Outlook,” for the targeted level of liquid assets at the holding companies.

MetLife, Inc. and Other MetLife Holding Companies Sources and Uses of Liquid Assets and Sources and Uses of Liquid Assets included in Free Cash Flow
MetLife, Inc.’s sources and uses of liquid assets, as well as sources and uses of liquid assets included in free cash flow are summarized as follows.

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
	Sources and Uses of Liquid Assets	Sources and Uses of Liquid Assets Included in Free Cash Flow	Sources and Uses of Liquid Assets	Sources and Uses of Liquid Assets Included in Free Cash Flow	Sources and Uses of Liquid Assets	Sources and Uses of Liquid Assets Included in Free Cash Flow
	(In millions)
MetLife, Inc. (Parent Company Only)
Sources:
Dividends and returns of capital from subsidiaries (1)	$7,404	$7,404	$4,550	$4,550	$2,340	$2,340
Long-term debt issued (2)	—	—	—	—	2,739	1,750
Repayments on and (issuances of) loans to subsidiaries and related interest, net (3)	—	—	—	—	383	383
Other, net (4)	107	4	120	(210)	755	795
Total sources	7,511	7,408	4,670	4,340	6,217	5,268
Uses:
Capital contributions to subsidiaries (5)	339	124	1,733	1,733	667	667
Long-term debt repaid — unaffiliated	1,000	—	1,250	—	1,000	—
Interest paid on debt and financing arrangements — unaffiliated	980	980	983	983	965	965
Dividends on common stock	1,717	—	1,736	—	1,653	—
Treasury stock acquired in connection with share repurchases	2,927	—	372	—	1,930	—
Dividends on preferred stock	103	103	103	103	116	116
Issuances of and (repayments on) loans to subsidiaries and related interest, net (3)	33	33	99	99	—	—
Total uses	7,099	1,240	6,276	2,918	6,331	1,748
Net increase (decrease) in liquid assets, MetLife, Inc. (Parent Company Only)	412		(1,606)		(114)
Liquid assets, beginning of year	3,683		5,289		5,403
Liquid assets, end of year	$4,095		$3,683		$5,289
Free Cash Flow, MetLife, Inc. (Parent Company Only)		6,168		1,422		3,520
Net cash provided by operating activities, MetLife, Inc. (Parent Company Only)	$6,462		$3,747		$1,606

Other MetLife Holding Companies
Sources:
Dividends and returns of capital from subsidiaries	$2,125	$2,125	$1,485	$1,485	$1,354	$1,354
Capital contributions from MetLife, Inc.	—	—	—	—	150	150
Total sources	2,125	2,125	1,485	1,485	1,504	1,504
Uses:
Capital contributions to subsidiaries	12	12	53	53	27	27
Repayments on and (issuance of) loans to subsidiaries and affiliates and related interest, net	6	6	307	307	510	510
Dividends and returns of capital to MetLife, Inc.	2,200	2,200	—	—	—	—
Other, net	408	408	123	123	506	506
Total uses	2,626	2,626	483	483	1,043	1,043
Net increase (decrease) in liquid assets, Other MetLife Holding Companies	(501)		1,002		461
Liquid assets, beginning of year	2,144		1,142		681
Liquid assets, end of year	$1,643		$2,144		$1,142
Free Cash Flow, Other MetLife Holding Companies		(501)		1,002		461
Net increase (decrease) in liquid assets, All Holding Companies	$(89)		$(604)		$347
Free Cash Flow, All Holding Companies (6) (7)		$5,667		$2,424		$3,981
__________________

(1)
Dividends and returns of capital to MetLife, Inc. included $5.2 billion, $4.6 billion and $2.3 billion from operating subsidiaries and $2.2 billion, $0 and $0 from other MetLife holding companies during the years ended December 31, 2017, 2016 and 2015, respectively. Included in dividends and returns of capital to MetLife, Inc. above are the following which increased MetLife, Inc. liquid assets and free cash flow: dividends from Brighthouse subsidiaries, of $1.8 billion, $556 million and $500 million, and returns of capital from Brighthouse subsidiaries of $590 million, $0 and $0, during the years ended December 31, 2017, 2016 and 2015, respectively. Also, includes $49 million from the June 2017, issuance by Brighthouse Holdings, LLC of 50,000 units of 6.50% fixed rate cumulative preferred units to MetLife, Inc. and in turn MetLife, Inc. sold the preferred units to third-party investors.

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

(4)
Other, net includes $860 million, $433 million and $171 million of net receipts by MetLife, Inc. to and from subsidiaries under a tax sharing agreement and tax payments to tax agencies during the years ended December 31, 2017, 2016 and 2015, respectively.

(5)	Amounts to fund business acquisitions were $215 million, $0 and $0 (included in capital contributions to subsidiaries) during the years ended December 31, 2017, 2016 and 2015, respectively.

(6)
In 2017, $2.1 billion of Separation-related items (comprised of certain Separation-related inflows primarily related to dividends from Brighthouse, net of outflows) were included in free cash flow, which increased our holding companies’ liquid assets, as well as our free cash flow. Excluding these Separation-related items, adjusted free cash flow would be $3.6 billion for the year ended December 31, 2017. In 2016, we incurred $2.3 billion of Separation-related items (comprised of certain Separation-related outflows, net of inflows related to dividends from Brighthouse subsidiaries) which reduced our holding companies’ liquid assets, as well as our free cash flow. Excluding these Separation-related items, adjusted free cash flow would be $4.7 billion for the year ended December 31, 2016.

(7)	See “— Non-GAAP and Other Financial Disclosures” for the reconciliation of net cash provided by operating activities of MetLife, Inc. to free cash flow of all holding companies.
Sources and Uses of Liquid Assets of MetLife, Inc.
The primary sources of MetLife, Inc.’s liquid assets are dividends and returns of capital from subsidiaries, issuances of long-term debt, issuance of common or preferred stock, and net receipts from subsidiaries under a tax sharing agreement. MetLife, Inc.’s insurance subsidiaries are subject to regulatory restrictions on the payment of dividends imposed by the regulators of their respective domiciles. See “— Liquidity and Capital Sources — Dividends from Subsidiaries.”
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
In addition, MetLife, Inc. issues loans to subsidiaries or subsidiaries issue loans to MetLife, Inc. Accordingly, changes in MetLife, Inc. liquid assets include issuances of loans to subsidiaries, proceeds of loans from subsidiaries and the related repayment of principal and payment of interest on such loans. See “— Liquidity and Capital Sources — Long-term Debt Issued — Maturities and Issuances of Affiliated Long-term Debt” and “— Liquidity and Capital Uses — Affiliated Capital and Debt Transactions.”
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

The primary uses of liquid assets of other MetLife holding companies are capital contributions paid to their subsidiaries and branches, principally non-U.S. insurance companies; loans to subsidiaries and affiliates; principal and interest paid on loans from subsidiaries and affiliates; dividends and returns of capital to MetLife, Inc. and the following items, which are reported within other, net: business acquisitions; and operating expenses. There were no uses of liquid assets of other MetLife holding companies to fund business acquisitions during the years ended December 31, 2017, 2016, or 2015.
Liquidity and Capital Sources
In addition to the description of liquidity and capital sources in “— The Company — Summary of the Company’s Primary Sources and Uses of Liquidity and Capital” and “— The Company — Liquidity and Capital Sources” the following additional information is provided regarding MetLife, Inc.’s primary sources of liquidity and capital.
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
The table below sets forth the dividends permitted to be paid by MetLife, Inc.’s primary insurance subsidiaries without insurance regulatory approval and the respective dividends paid:

	2018	2017				2016			2015
Company	Permitted Without Approval (1)	Paid (2)		Permitted Without Approval (3)		Paid (2)		Permitted Without Approval (3)	Paid (2)		Permitted Without Approval (3)
	(In millions)
Metropolitan Life Insurance Company (4)	$3,075	$2,523		$2,723		$5,740	(5)	$3,753	$1,489		$1,200
American Life Insurance Company	$—	$2,200	(6)	$—		$—		$—	$—		$—
Brighthouse Life Insurance Company	N/A	$—		$473	(7)	$261		$586	$500		$3,056
Metropolitan Property and Casualty Insurance Company	$125	$185		$98		$228		$130	$235		$239
Metropolitan Tower Life Insurance Company	$73	$—		$66		$60		$70	$102		$102
New England Life Insurance Company	N/A	$—		$106	(7)	$295	(8)	$156	$199	(9)	$199
General American Life Insurance Company	$118	$1		$91		$—		$136	$—		$88
__________________

(1)
Reflects dividend amounts that may be paid during 2018 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2018, some or all of such dividends may require regulatory approval. See also note (7) below regarding the impact of the Separation on the dividends permitted to be paid by Brighthouse Insurance and New England Life Insurance Company (“NELICO”).

(2)	Reflects all amounts paid, including those requiring regulatory approval.

(3)	Reflects dividend amounts that could have been paid during the relevant year without prior regulatory approval.

(4)
The New York Insurance Law was amended, permitting MLIC to pay dividends without prior regulatory approval under one of two alternative formulations beginning in 2016. See Note 15 of the Notes to the Consolidated Financial Statements. The dividend amounts that MLIC was permitted to pay starting in 2016 and going forward were calculated using the new formulation.

(5)
In 2016, MLIC paid an ordinary cash dividend to MetLife, Inc. in the amount of $3.6 billion. In addition, in December 2016, MLIC distributed all of the issued and outstanding shares of common stock of each of NELICO and GALIC to MetLife, Inc. in the form of a non-cash extraordinary dividend in the amount of $981 million and $1.2 billion, respectively, as calculated on a statutory basis.

(6)	Represents an extraordinary dividend.

(7)
Effective April 28, 2017 in connection with the Separation, MetLife, Inc. contributed all of the issued and outstanding shares of common stock of each of Brighthouse Insurance and NELICO to Brighthouse Holdings, LLC. As a result of the Separation, Brighthouse Insurance and NELICO ceased to be subsidiaries of MetLife, Inc. Accordingly, MetLife, Inc. will no longer receive dividends from Brighthouse Insurance or NELICO after the Separation. See Note 3 of the Notes to the Consolidated Financial Statements.

(8)	Represents an extraordinary dividend paid by NELICO in 2016 to MetLife, Inc.

(9)	Dividends paid by NELICO in 2015 were paid to its former parent, MLIC.
In addition to the amounts presented in the table above, on August 3, 2017, Brighthouse Financial, Inc. paid a cash dividend to MetLife, Inc. of $1.8 billion in connection with the Separation. For the years ended December 31, 2017, 2016 and 2015, MetLife, Inc. also received cash payments of $39 million, $26 million and $9 million, respectively, representing dividends from non-Brighthouse subsidiaries. Additionally, for the year ended December 31, 2017, MetLife, Inc. received cash returns of capital of $610 million from certain subsidiaries, including $590 million from MRSC in connection with the Separation. For the years ended December 31, 2016 and 2015, MetLife, Inc. received cash of $80 million and $5 million, respectively, representing returns of capital from certain subsidiaries. See Note 3 of the Notes to the Consolidated Financial Statements.
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
We proactively manage target and excess capital levels and dividend flows and forecast local capital positions as part of the financial planning cycle. The dividend capacity of certain U.S. and non-U.S. subsidiaries is also subject to business targets in excess of the minimum capital necessary to maintain the desired rating or level of financial strength in the relevant market. See “Risk Factors — Capital-Related Risks — As a Holding Company, MetLife, Inc. Depends on the Ability of Its Subsidiaries to Pay Dividends, a Major Component of Holding Company Free Cash Flow” and Note 15 of the Notes to the Consolidated Financial Statements.
Short-term Debt
MetLife, Inc. maintains a commercial paper program, the proceeds of which can be used to finance the general liquidity needs of MetLife, Inc. and its subsidiaries. MetLife, Inc. had no short-term debt outstanding at either December 31, 2017 or 2016.
Preferred Stock
For information on MetLife, Inc.’s preferred stock, see “— The Company — Liquidity and Capital Sources — Global Funding Sources — Preferred Stock.”
Long-term Debt Issued
For information on MetLife, Inc.’s unaffiliated long-term debt issued, see “— The Company — Liquidity and Capital Sources — Global Funding Sources — Long-term Debt Issued.”
Maturities and Issuances of Affiliated Long-term Debt
In September 2016, a $250 million senior note issued to MLIC matured and, subsequently, in September 2016 MetLife, Inc. issued a new $250 million senior note to MLIC. The note matures in September 2020 and bears interest at a rate per annum of 3.03%, payable semi-annually.

Collateral Financing Arrangement and Junior Subordinated Debt Securities
For information on MetLife, Inc.’s collateral financing arrangement and junior subordinated debt securities, see Notes 13 and 14 of the Notes to the Consolidated Financial Statements, respectively and Note 5 in Schedule II of the Notes to the MetLife, Inc. (Parent Company Only) Condensed Financial Information.
Credit and Committed Facilities
The committed facilities are used as collateral for certain of the Company’s affiliated reinsurance liabilities. MetLife, Inc. maintains a committed facility with a capacity of $395 million. At December 31, 2017, MetLife, Inc. had outstanding under this facility $395 million in letters of credit, no drawdowns outstanding and no remaining availability. In addition, MetLife, Inc. is a party and/or guarantor to committed facilities of certain of its subsidiaries, which aggregated $3.3 billion at December 31, 2017. See Note 3 of the Notes to the Consolidated Financial Statements for discussion of reductions in the committed facilities totaling $7.8 billion in April 2017 in connection with the Separation.
See “— The Company — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities,” as well as Note 12 of the Notes to the Consolidated Financial Statements, for further information regarding the unsecured revolving credit facility and these committed facilities.
In June 2016, MetLife, Inc. entered into a five-year agreement with an indirect wholly-owned subsidiary, MetLife Ireland Treasury d.a.c. (formerly known as MetLife Ireland Treasury Limited) (“MIT”), to borrow up to $1.3 billion on a revolving basis, at interest rates based on the United States Internal Revenue Service’s safe harbor interest rate in effect at the time of the borrowing. MetLife, Inc. may borrow funds under the agreement at MIT’s discretion and subject to the availability of funds. There were no outstanding borrowings at December 31, 2017.
Long-term Debt Outstanding
The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	December 31,
	2017	2016
	(In millions)
Long-term debt — unaffiliated	$14,599	$15,505
Long-term debt — affiliated (1)	$2,000	$3,100
Collateral financing arrangement (2)	$—	$2,797
Junior subordinated debt securities (3)	$2,454	$1,734
__________________

(1)
On April 28, 2017, in connection with the Separation, MetLife, Inc. repaid $750 million and $350 million of senior notes to MetLife Reinsurance Company of Delaware (“MRD”) due September 2032 and December 2033, respectively, in an exchange transaction. The $750 million senior note bore interest at a fixed rate of 4.21% and the $350 million senior note bore interest at a fixed rate of 5.10%. Simultaneously, MRD repaid $750 million and $350 million of surplus notes to MetLife, Inc. See “— Liquidity and Capital Uses — Affiliated Capital and Debt Transactions.”

(2)
See Note 3 of the Notes to the Consolidated Financial Statements for discussion of a $2.8 billion repayment on the MRSC collateral financing agreement liability in April 2017 in connection with the Separation, utilizing assets held in trust.

(3)
See “— Liquidity and Capital Uses — Affiliated Capital and Debt Transactions” for discussion of a $750 million junior subordinated debt securities exchange. Also see Note 5 in Schedule II of the Notes to the MetLife, Inc. (Parent Company Only) Condensed Financial Information for information regarding the Junior Subordinated Debt Securities exchange transaction in February 2017.

Debt and Facility Covenants
Certain of MetLife, Inc.’s debt instruments and committed facilities, as well as its unsecured revolving credit facility, contain various administrative, reporting, legal and financial covenants. MetLife, Inc. believes it was in compliance with all applicable covenants at December 31, 2017.
Dispositions
Cash proceeds from dispositions during the years ended December 31, 2017, 2016 and 2015 were $0, $291 million, and $0, respectively. See Note 3 of the Notes to the Consolidated Financial Statements.

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
In addition to the description of liquidity and capital uses in “— The Company — Liquidity and Capital Uses” and “— The Company — Contractual Obligations” the following additional information is provided regarding MetLife, Inc.’s primary uses of liquidity and capital:
Affiliated Capital and Debt Transactions
During the year ended December 31, 2017, MetLife, Inc. invested a net amount of $729 million in various non-Brighthouse subsidiaries. During the years ended December 31, 2016 and 2015, MetLife, Inc. invested a net amount of $1.5 billion and $88 million, respectively, in various subsidiaries. The investment in 2016 included a cash capital contribution of $1.5 billion to Brighthouse Insurance in connection with the Separation.
MetLife, Inc. lends funds, as necessary, to its subsidiaries and affiliates, some of which are regulated, to meet their capital requirements. MetLife, Inc. had loans to subsidiaries outstanding of $100 million and $1.2 billion at December 31, 2017 and 2016, respectively.
In April 2017, in connection with the Separation, MRD repaid $750 million and $350 million surplus notes to MetLife, Inc., in an exchange transaction. The $750 million surplus note bore interest at a fixed rate of 5.13% and the $350 million surplus note bore interest at a fixed rate of 6.00%, both payable semi-annually. Simultaneously, MetLife, Inc. repaid $750 million and $350 million senior notes to MRD.
In February 2017, MetLife, Inc. exchanged $750 million aggregate principal amount of its 9.250% Fixed-to-Floating Rate Junior Subordinated Debentures due 2068 for $750 million aggregate liquidation preference of the 9.250% Fixed-to- Floating Rate Exchangeable Surplus Trust Securities of MetLife Capital Trust X (the “Trust”). As a result of the exchange, MetLife, Inc. became the sole beneficial owner of the Trust, a special purpose entity which issued the exchangeable surplus trust securities to third-party investors. In March 2017, MetLife, Inc. dissolved the Trust and became the direct holder of $750 million 8.595% surplus notes previously held by the Trust that were issued by Brighthouse Insurance. See Note 14 of the Notes to the Consolidated Financial Statements. In June 2017, MetLife, Inc. forgave Brighthouse Insurance’s obligation to pay the principal amount of such surplus notes. This transaction, which was a non-cash capital contribution to Brighthouse Holdings, LLC, and a corresponding non-cash capital contribution to Brighthouse Insurance, had no impact on the consolidated financial statements of MetLife, Inc. as of the date of the transaction.
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
Debt Repayments
For information on MetLife, Inc.’s debt repayments, see “— The Company — Liquidity and Capital Uses — Debt Repayments.” MetLife, Inc. intends to repay or refinance, in whole or in part, all the debt that is due in 2018.

Repayments of Affiliated Long-term Debt
In April 2017, in connection with the Separation, MetLife, Inc. in an exchange transaction repaid $750 million and $350 million of senior notes to MRD due September 2032 and December 2033, respectively. The $750 million senior note bore interest at a fixed rate of 4.21% and the $350 million senior note bore interest at a fixed rate of 5.10%. Simultaneously, MRD repaid $750 million and $350 million of surplus notes to MetLife, Inc.
In June 2016, March 2016 and December 2015, MetLife, Inc. repaid $204 million, $10 million and $286 million, respectively, of affiliated long-term debt to MetLife Exchange Trust I, at maturity, in exchange for returns of capital. The long-term notes bore interest at three-month LIBOR plus 0.70%.
Maturities of Senior Notes
The following table summarizes MetLife, Inc.’s outstanding senior notes by year of maturity through 2022 and 2023 to 2046, excluding any premium or discount and unamortized issuance costs, at December 31, 2017:

Year of Maturity	Principal	Interest Rate
	(In millions)
2018	$1,035	6.82%
2019	$1,035	7.72%
2019	$500	3.54%
2019	$250	3.57%
2020	$541	5.25%
2020	$250	3.03%
2021	$1,000	4.75%
2021	$500	5.64%
2021	$500	5.86%
2022	$500	3.05%
2023 - 2046	$10,574	Ranging from 3.00% - 6.50%
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
MetLife, Inc., in connection with MetLife Reinsurance Company of Vermont (“MRV”) reinsurance of certain universal life and term life insurance risks, committed to the Vermont Department of Banking, Insurance, Securities and Health Care Administration to take necessary action to cause the two protected cells of MRV to maintain total adjusted capital in an amount that is equal to or greater than 200% of each such protected cell’s authorized control level RBC, as defined in Vermont state insurance statutes. See Note 12 of the Notes to the Consolidated Financial Statements.

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
MetLife, Inc. guarantees obligations arising from derivatives of the following subsidiaries: MrB, MetLife International Holdings, LLC and MetLife Worldwide Holdings, LLC. These subsidiaries are exposed to various risks relating to their ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. These subsidiaries use a variety of strategies to manage these risks, including the use of derivatives. Further, all of the subsidiaries’ derivatives are subject to industry standard netting agreements and collateral agreements that limit the unsecured portion of any open derivative position. On a net counterparty basis at December 31, 2017 and 2016, derivative transactions with positive mark-to-market values (in-the-money) were $515 million and $495 million, respectively, and derivative transactions with negative mark-to-market values (out-of-the-money) were $126 million and $237 million, respectively. To secure the obligations represented by the out of-the-money transactions, the subsidiaries had provided collateral to their counterparties with an estimated fair value of $114 million and $233 million at December 31, 2017 and 2016, respectively. Accordingly, unsecured derivative liabilities guaranteed by MetLife, Inc. were $12 million and $4 million at December 31, 2017 and 2016, respectively.
MetLife, Inc. also guarantees the obligations of certain of its subsidiaries under committed facilities with third-party banks. See Note 12 of the Notes to the Consolidated Financial Statements.
Acquisitions
Cash outflows for acquisitions during the year ended December 31, 2017 were $211 million. There were no cash outflows from MetLife, Inc. for acquisitions during either of the years ended December 31, 2016 or 2015.
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
The following non-GAAP financial measures should not be viewed as substitutes for the most directly comparable financial measures calculated in accordance with GAAP:

Non-GAAP financial measures:		Comparable GAAP financial measures:
(i)	adjusted revenues	(i)	revenues
(ii)	adjusted expenses	(ii)	expenses
(iii)	adjusted earnings	(iii)	income (loss) from continuing operations, net of income tax
(iv)	adjusted earnings available to common shareholders	(iv)	net income (loss) available to MetLife, Inc.’s common shareholders
(v)	free cash flow of all holding companies	(v)	MetLife, Inc.’s net cash provided by operating activities

Reconciliations of these non-GAAP measures to the most directly comparable historical GAAP measures are included in this section and the results of operations, see “— Results of Operations.” Reconciliations of these non-GAAP measures to the most directly comparable GAAP measures is not accessible on a forward-looking basis because we believe it is not possible without unreasonable efforts to provide other than a range of net investment gains and losses and net derivative gains and losses, which can fluctuate significantly within or outside the range and from period to period and may have a material impact on net income. These “adjusted” non-GAAP financial measures were formerly referred to as “operating” non-GAAP financial measures.
Our definitions of the various non-GAAP and other financial measures discussed in this report may differ from those used by other companies:
Adjusted earnings and related measures:

•	adjusted earnings; and

•	adjusted earnings available to common shareholders.
These measures are used by management to evaluate performance and allocate resources. Consistent with GAAP guidance for segment reporting, adjusted earnings is also our GAAP measure of segment performance. Adjusted earnings and other financial measures based on adjusted earnings are also the measures by which senior management’s and many other employees’ performance is evaluated for the purposes of determining their compensation under applicable compensation plans. Adjusted earnings and other financial measures based on adjusted earnings allow analysis of our performance relative to our business plan and facilitate comparisons to industry results.
Adjusted earnings is defined as adjusted revenues less adjusted expenses, both net of income tax. Adjusted earnings available to common shareholders is defined as adjusted earnings less preferred stock dividends.
Adjusted revenues and adjusted expenses
These financial measures focus on our primary businesses principally by excluding the impact of market volatility, which could distort trends, and revenues and costs related to non-core products and certain entities required to be consolidated under GAAP. Also, these measures exclude results of discontinued operations under GAAP and other businesses that have been or will be sold or exited by MetLife but do not meet the discontinued operations criteria under GAAP and are referred to as divested businesses. Divested businesses also includes the net impact of transactions with exited businesses that have been eliminated in consolidation under GAAP and costs relating to businesses that have been or will be sold or exited by MetLife that do not meet the criteria to be included in results of discontinued operations under GAAP. In addition, for the year ended December 31, 2016, adjusted revenues and adjusted expenses exclude the financial impact of converting the Company’s Japan operations to calendar year-end reporting without retrospective application of this change to prior periods and is referred to as lag elimination. Adjusted revenues also excludes net investment gains (losses) and net derivative gains (losses). Adjusted expenses also excludes goodwill impairments.
The following additional adjustments are made to revenues, in the line items indicated, in calculating adjusted revenues:

•
Universal life and investment-type product policy fees excludes the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity GMIB fees (“GMIB Fees”);

•
Net investment income: (i) includes earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment, (ii) excludes post-tax adjusted earnings adjustments relating to insurance joint ventures accounted for under the equity method, (iii) excludes certain amounts related to contractholder-directed unit-linked investments and (iv) excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

•	Other revenues are adjusted for settlements of foreign currency earnings hedges.

The following additional adjustments are made to expenses, in the line items indicated, in calculating adjusted expenses:

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
Adjusted earnings also excludes the recognition of certain contingent assets and liabilities that could not be recognized at acquisition or adjusted for during the measurement period under GAAP business combination accounting guidance.
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

•	Adjusted ROE is defined as adjusted earnings available to common shareholders, divided by average GAAP common stockholders’ equity.

•	Adjusted ROE, excluding AOCI other than FCTA, is defined as adjusted earnings available to common shareholders divided by average GAAP common stockholders’ equity, excluding AOCI other than FCTA.

•
Allocated equity is the portion of MetLife, Inc.’s common stockholders’ equity that management allocates to each of its segments and sub-segments based on local capital requirements and economic capital. See “— Economic Capital.” Allocated equity excludes the impact of AOCI other than FCTA.

The above measures represent a level of equity consistent with the view that, in the ordinary course of business, we do not plan to sell most investments for the sole purpose of realizing gains or losses. Also refer to the utilization of adjusted earnings and other financial measures based on adjusted earnings mentioned above.

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

•
The Company uses a measure of free cash flow to facilitate an understanding of its ability to generate cash for reinvestment into its businesses or use in non-mandatory capital actions. The Company defines free cash flow as the sum of cash available at MetLife’s holding companies from dividends from operating subsidiaries, expenses and other net flows of the holding companies (including capital contributions to subsidiaries), and net contributions from debt to be at or below target leverage ratios. This measure of free cash flow is prior to capital actions, such as common stock dividends and repurchases, debt reduction and mergers and acquisitions. Free cash flow should not be viewed as a substitute for net cash provided by (used in) operating activities calculated in accordance with GAAP. The free cash flow ratio is typically expressed as a percentage of annual adjusted earnings available to common shareholders. A reconciliation of net cash provided by operating activities of MetLife, Inc. to free cash flow of all holding companies for the years ended December 31, 2017, 2016 and 2015 is provided below.

Reconciliation of Net Cash Provided by Operating Activities of MetLife, Inc. to Free Cash Flow of All Holding Companies	Years Ended December 31,
	2017	2016	2015
	(In millions)
MetLife, Inc. (parent company only) net cash provided by operating activities	$6,462	$3,747	$1,606
Adjustments from net cash provided by operating activities to free cash flow:
Add: Incremental debt to be at or below target leverage ratios	—	—	1,750
Add: Capital contributions to subsidiaries	(124)	(1,733)	(667)
Add: Returns of capital from subsidiaries	610	80	5
Add: Repayments on and (issuances of) loans to subsidiaries, net	—	—	461
Add: Investment portfolio and derivatives changes and other, net	(780)	(672)	365
MetLife, Inc. (parent company only) free cash flow	6,168	1,422	3,520
Other MetLife, Inc. holding companies:
Add: Dividends and returns of capital from subsidiaries	2,125	1,485	1,354
Add: Capital contributions from MetLife, Inc.	—	—	150
Add: Capital contributions to subsidiaries	(12)	(53)	(27)
Add: Repayments on and (issuances of) loans to subsidiaries, net	(6)	(307)	(510)
Add: Other expenses	(626)	(671)	(729)
Add: Dividends and returns of capital to MetLife, Inc.	(2,200)	—	—
Add: Investment portfolio and derivative changes and other, net	218	548	223
Total other MetLife, Inc. holding companies free cash flow	(501)	1,002	461
Free cash flow of all holding companies (1)	$5,667	$2,424	$3,981

Ratio of net cash provided by operating activities to consolidated net income (loss) available to MetLife, Inc.'s common shareholders:
MetLife, Inc. (parent company only) net cash provided by operating activities	$6,462	$3,747	$1,606
Consolidated net income (loss) available to MetLife, Inc.’s common shareholders (1)	$3,907	$747	$5,215
Ratio of net cash provided by operating activities (parent company only) to consolidated net income (loss) available to MetLife, Inc.'s common shareholders (1) (2)	165%	502%	31%
Ratio of free cash flow to adjusted earnings available to common shareholders:
Free cash flow of all holding companies (3)	$5,667	$2,424	$3,981
Consolidated adjusted earnings available to common shareholders (3)	$4,235	$4,033	$3,914
Ratio of free cash flow of all holding companies to consolidated adjusted earnings available to common shareholders (3)	134%	60%	102%
__________________

(1)
Consolidated net income (loss) available to MetLife, Inc.’s common shareholders for 2017 includes Separation-related costs of $312 million, net of income tax. Excluding this amount from the denominator of the ratio, this ratio, as adjusted, would be 153%. Consolidated net income (loss) available to MetLife, Inc.'s common shareholders for 2016 includes Separation-related costs of $73 million, net of income tax. Excluding this amount from the denominator of the ratio, this ratio, as adjusted, would be 457%. Consolidated net income (loss) available to MetLife, Inc.'s common shareholders for 2015 includes a non-cash charge of $792 million, net of income tax, related to an uncertain tax position. Excluding this charge from the denominator of the ratio, this ratio, as adjusted, would be 27%. See “— Liquidity and Capital Resources — MetLife, Inc. — Liquid Assets — MetLife, Inc. and Other MetLife Holding Companies Sources and Uses of Liquid Assets and Sources and Uses of Liquid Assets included in Free Cash Flow.”

(2)
Including the free cash flow of other MetLife, Inc. holding companies of ($501) million, $1.0 billion and $461 million for the years ended December 31, 2017, 2016 and 2015, respectively, in the numerator of the ratio, this ratio, as adjusted, would be 153%, 636% and 40%, respectively. Including the free cash flow of other MetLife, Inc. holding companies in the numerator of the ratio and excluding the Separation-related costs and uncertain tax position non-cash charge from the denominator of the ratio, this ratio, as adjusted, would be 141%, 579% and 34% for the years ended December 31, 2017, 2016 and 2015, respectively.

(3)
i) In 2017, $2.1 billion of Separation-related items (comprised of certain Separation-related inflows primarily related to dividends from Brighthouse, net of outflows) were included, which increased our holding companies’ liquid assets, as well as our free cash flow. Excluding these Separation-related items, adjusted free cash flow would be $3.6 billion for the year ended December 31, 2017. Consolidated adjusted earnings available to common shareholders for 2017 was negatively impacted by notable items, primarily related to tax adjustments, of $622 million, net of income tax. Excluding the Separation-related items, which increased free cash flow, from the numerator of the ratio and excluding such notable items negatively impacting consolidated adjusted earnings available to common shareholders from the denominator of the ratio, the adjusted free cash flow ratio for 2017 would be 75%.

ii) In 2016, we incurred $2.3 billion of Separation-related items (comprised of certain Separation-related outflows, net of inflows related to dividends from Brighthouse subsidiaries) which reduced our holding companies’ liquid assets, as well as our free cash flow. Excluding these Separation-related items, adjusted free cash flow would be $4.7 billion for the year ended December 31, 2016. Consolidated adjusted earnings available to common shareholders for 2016 was negatively impacted by notable items, primarily related to the actuarial assumption review and other insurance adjustments, of $709 million, net of income tax, and Separation-related costs of $15 million, net of income tax. Excluding the Separation-related items, which reduced free cash flow, from the numerator of the ratio and excluding such notable items and Separation-related costs negatively impacting consolidated adjusted earnings available to common shareholders from the denominator of the ratio, the adjusted free cash flow ratio for 2016 would be 98%.
iii) In 2015, dividends from Brighthouse subsidiaries of $500 million were included in and increased our holding companies’ liquid assets, as well as our free cash flow. Excluding these inflows related to dividends from Brighthouse subsidiaries, adjusted free cash flow would be $3.5 billion for the year ended December 31, 2015. Consolidated adjusted earnings available to common shareholders for 2015 includes a non-cash charge of $792 million, net of income tax, related to an uncertain tax position. Excluding these Brighthouse inflows, which increased free cash flow, from the numerator of the ratio and excluding such non-cash charge negatively impacting consolidated adjusted earnings available to common shareholders from the denominator of the ratio, the adjusted free cash flow ratio for 2015 would be 74%.
Subsequent Events
See Note 22 of the Notes to the Consolidated Financial Statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Risk Management
We have an integrated process for managing risk, which we conduct through multiple Board and senior management committees (financial and non-financial) across the GRM, ALM, Finance, Treasury, Investments and business segment departments. The risk committee structure is designed to provide a consolidated enterprise-wide assessment and management of risk. The ERC is responsible for reviewing all material risks to the enterprise and deciding on actions, if necessary, in the event risks exceed desired tolerances, taking into consideration industry best practices and the current environment to resolve or mitigate those risks. Additional committees at the MetLife, Inc. and subsidiary insurance company level manage capital and risk positions, and establish corporate business standards.
Global Risk Management
Independent from the lines of business, the centralized GRM, led by the CRO, coordinates across all committees to ensure that all material risks are properly identified, measured, aggregated, managed and reported across the Company. The CRO reports to the CEO and is primarily responsible for maintaining and communicating the Company’s enterprise risk policies and for monitoring and analyzing all material risks.

GRM considers and monitors a full range of risks against the Company’s solvency, liquidity, earnings, business operations and reputation. GRM’s primary responsibilities consist of:

•	implementing a corporate risk framework, which outlines our enterprise approach for managing risk;

•	developing policies and procedures for managing, measuring, monitoring and controlling those risks identified in the corporate risk framework;

•	coordinating Own Risk and Solvency Assessments for the Board, senior management and regulator use;

•	establishing appropriate corporate risk tolerance levels;

•	recommending risk appetite statements and investment general authorizations to the Board;

•	measuring capital on an economic basis;

•	recommending capital allocations on an economic capital basis; and

•
reporting to (i) the Finance and Risk Committee of MetLife, Inc.’s Board of Directors; (ii) the Investment Committee of MetLife, Inc.’s Board of Directors (iii) the Compensation Committee of MetLife, Inc.’s Board of Directors; and (iv) the financial and non-financial senior management committees on various aspects of risk.

Asset/Liability Management
We actively manage our assets using an approach that is liability driven and balances quality, diversification, asset/liability matching, liquidity, concentration and investment return. The goals of the investment process are to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that the assets and liabilities are reasonably aligned on a cash flow and duration basis. The ALM process is the shared responsibility of the ALM, GRM, and Investments departments, with the engagement of senior members of the business segments, and is governed by the ALM Committees. The ALM Committees’ duties include reviewing and approving target portfolios investment guidelines and limits, approving significant portfolio and ALM strategies and providing oversight of the ALM process. The directives of the ALM Committees are carried out and monitored through ALM Working Groups which are set up to manage risk by geography, product or portfolio type. Generally, our ALM Steering Committee and the Hybrid Guarantee Product ALM Committee oversee the activities of the underlying ALM Committees and Working Groups. The ALM Steering Committee and Hybrid Guarantee Product ALM Committee report to the ERC.
We establish portfolio guidelines that define ranges and limits related to asset allocation, interest rate risk, liquidity, concentration and other risks for each major business segment, legal entity or insurance product group. These guidelines support implementation of investment strategies used to adequately fund our liabilities within acceptable levels of risk. We also establish VA hedging programs and associated investment portfolios for different blocks of VA business. The ALM Working Groups monitor these strategies and programs through regular review of portfolio metrics, such as effective duration, yield curve sensitivity, convexity, value at risk, VA market sensitivities (to interest rates, equity market levels, equity volatility, and foreign exchange rates), stress scenario payoffs, liquidity, foreign exchange, asset sector concentration and credit quality.
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
Interest Rates
Our exposure to interest rate changes results most significantly from our holdings of fixed maturity securities, as well as our interest rate sensitive liabilities. The fixed maturity securities include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds, mortgage-backed securities and ABS, all of which are mainly exposed to changes in medium- and long-term interest rates. The interest rate sensitive liabilities for purposes of this disclosure include debt, policyholder account balances related to certain investment type contracts, and embedded derivatives on variable annuities with guaranteed minimum benefits which have the same type of interest rate exposure (medium- and long-term interest rates) as fixed maturity securities. The interest rate sensitive liabilities for purposes of this disclosure exclude a significant portion of the liabilities relating to insurance contracts. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Global Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period.”

Foreign Currency Exchange Rates
Our exposure to fluctuations in foreign currency exchange rates against the U.S. dollar results from our holdings in non-U.S. dollar denominated fixed maturity and equity securities, mortgage loans, and certain liabilities, as well as through our investments in foreign subsidiaries. The foreign currency exchange rate liabilities for purposes of this disclosure exclude a significant portion of the liabilities relating to insurance contracts. The principal currencies that create foreign currency exchange rate risk in our investment portfolios and liabilities are the Euro, the Japanese yen and the British pound. Selectively, we use U.S. dollar assets to support certain long-duration foreign currency liabilities. Through our investments in foreign subsidiaries and joint ventures, we are primarily exposed to the Japanese yen, the Euro, the Australian dollar, the British pound, the Mexican peso, the Chilean peso and the Korean won. In addition to hedging with foreign currency swaps, forwards and options, local surplus in some countries may be held entirely or in part in U.S. dollar assets, which further minimize exposure to foreign currency exchange rate fluctuation risk. We have matched much of our foreign currency liabilities in our foreign subsidiaries with their respective foreign currency assets, thereby reducing our risk to foreign currency exchange rate fluctuation. See “Risk Factors — Risks Related to Our Business — Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability.”
Equity Market
Along with investments in equity securities, we have exposure to equity market risk through certain liabilities that involve long-term guarantees on equity performance such as embedded derivatives on variable annuities with guaranteed minimum benefits and certain policyholder account balances. In addition, we have a significant equity ownership position in Brighthouse Financial, Inc., and changes in the market price of its common stock may have a material impact on us. Our equity exposure to Brighthouse Financial, Inc. is included in the analysis. Equity exposures associated with other limited partnership interests are excluded from this discussion as they are not considered financial instruments under GAAP.
Management of Market Risk Exposures
We use a variety of strategies to manage interest rate, foreign currency exchange rate and equity market risk, including the use of derivatives.
Interest Rate Risk Management
To manage interest rate risk, we analyze interest rate risk using various models, including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivatives. These projections involve evaluating the potential gain or loss on most of our in-force business under various increasing and decreasing interest rate environments. The NYDFS regulations require that we perform some of these analyses annually as part of our review of the sufficiency of our regulatory reserves. For several of our legal entities, we maintain segmented operating and surplus asset portfolios for the purpose of ALM and the allocation of investment income to product lines. For each segment, invested assets greater than or equal to the GAAP liabilities net of certain non-invested assets allocated to the segment are maintained, with any excess allocated to Corporate & Other. The business segments may reflect differences in legal entity, statutory line of business and any product market characteristic which may drive a distinct investment strategy with respect to duration, liquidity or credit quality of the invested assets. Certain smaller entities make use of unsegmented general accounts for which the investment strategy reflects the aggregate characteristics of liabilities in those entities. We measure relative sensitivities of the value of our assets and liabilities to changes in key assumptions utilizing internal models. These models reflect specific product characteristics and include assumptions based on current and anticipated experience regarding lapse, mortality and interest crediting rates. In addition, these models include asset cash flow projections reflecting interest payments, sinking fund payments, principal payments, bond calls, mortgage loan prepayments and defaults.
We employ product design, pricing and ALM strategies to reduce the potential effects of interest rate movements. Product design and pricing strategies include the use of surrender charges or restrictions on withdrawals in some products and the ability to reset crediting rates for certain products. ALM strategies include the use of derivatives. We also use reinsurance to mitigate interest rate risk.
We also use common industry metrics, such as duration and convexity, to measure the relative sensitivity of assets and liability values to changes in interest rates. In computing the duration of liabilities, we consider all policyholder guarantees and how we intend to set indeterminate policy elements such as interest credits or dividends. Each asset portfolio or portfolio group has a duration target based on the liability duration and the investment objectives of that portfolio. Where a liability cash flow may exceed the maturity of available assets, we may support such liabilities with equity investments, derivatives or interest rate curve mismatch strategies.

Foreign Currency Exchange Rate Risk Management
MetLife has a well-established Enterprise Foreign Exchange (“FX”) Risk Policy to ensure it manages foreign currency exchange rate exposures within its risk tolerance. In general, investments backing specific liabilities are currency matched. This is achieved through direct investments in matching currency or through the use of FX derivatives. Enterprise FX risk limits are established by the ERC. Management of each of our segments, with oversight from our FX Risk Committee and the respective ALM committee for the segment, is responsible for managing any foreign currency exchange rate exposure.
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

•
General ALM Hedging Strategies — In the ordinary course of managing our asset/liability risks, we use interest rate futures, interest rate swaps, interest rate caps, and inflation swaps. These hedges are designed to reduce interest rate risk or inflation risk related to the existing assets or liabilities or related to expected future cash flows.

Risk Measurement: Sensitivity Analysis
We measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, foreign currency exchange rates and equity market prices utilizing a sensitivity analysis. For purposes of this disclosure, a significant portion of the liabilities relating to insurance contracts is excluded, as discussed further below. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, foreign currency exchange rates and equity market prices. We believe that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near term. In performing the analysis summarized below, we used market rates at December 31, 2017. The sensitivity analysis separately calculates each of our market risk exposures (interest rate, foreign currency exchange rate and equity market) relating to our assets and liabilities. We modeled the impact of changes in market rates and prices on the estimated fair values of our market sensitive assets and liabilities as follows:

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
The sensitivity analysis is an estimate and should not be viewed as predictive of our future financial performance. We cannot ensure that our actual losses in any particular period will not exceed the amounts indicated in the table below. Limitations related to this sensitivity analysis include:

•
interest sensitive and foreign currency exchange sensitive liabilities do not include $193.5 billion of insurance contracts, which are accounted for on a book value basis. Management believes that the changes in the economic value of those contracts under changing interest rates and changing foreign currency exchange rates would offset a significant portion of the fair value changes of interest sensitive and foreign currency exchange rate sensitive assets.

•	the market risk information is limited by the assumptions and parameters established in creating the related sensitivity analysis, including the impact of prepayment rates on mortgage loans;

•	sensitivities do not include the impact on asset or liability valuation of changes in market liquidity or changes in market credit spreads;

•	foreign currency risk is not isolated for certain embedded derivatives within host asset and liability contracts, as the risk on these instruments is reflected as equity;

•	for the derivatives that qualify as hedges, and for certain other assets such as mortgage loans, the impact on reported earnings may be materially different from the change in market values;

•	the analysis excludes liabilities pursuant to insurance contracts and real estate holdings; and

•	the model assumes that the composition of assets and liabilities remains unchanged throughout the period.
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
The table below illustrates the potential loss in estimated fair value for each market risk exposure of our market sensitive assets and liabilities at:

December 31, 2017
(In millions)
Interest rate risk	$5,862
Foreign currency exchange rate risk	$7,867
Equity market risk	$71
__________________

In 2016, the Company reinvested its trading securities portfolio into other asset classes and, at December 31, 2016, the Company no longer held any actively traded securities. The potential losses in estimated fair value presented are for non-trading securities.
The risk sensitivities derived used a 10% increase to interest rates, a 10% strengthening of the U.S. dollar against foreign currencies, and a 10% decrease in equity prices.

The table below provides additional detail regarding the potential loss in estimated fair value of our interest sensitive financial instruments due to a 10% increase in yield curve by type of asset or liability at:

	December 31, 2017
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in the Yield Curve
	(In millions)
Assets
Fixed maturity securities		$308,931	$(5,130)
Equity securities		$2,513	—
FVO general account securities		$2,224	(7)
Mortgage loans		$69,797	(657)
Policy loans		$11,512	(103)
Short-term investments		$4,870	(4)
Other invested assets		$608	—
Cash and cash equivalents		$12,701	—
Accrued investment income		$3,524	—
Premiums, reinsurance and other receivables		$4,339	(236)
Other assets		$328	(3)
Embedded derivatives within asset host contracts (2)		$144	—
Total assets			$(6,140)
Liabilities (3)
Policyholder account balances		$111,415	$581
Payables for collateral under securities loaned and other transactions		$25,723	—
Short-term debt		$477	—
Long-term debt		$17,773	380
Collateral financing arrangement		$894	—
Junior subordinated debt securities		$4,319	106
Other liabilities		$3,841	(43)
Embedded derivatives within liability host contracts (2)		$418	105
Total liabilities			$1,129
Derivative Instruments
Interest rate swaps	$67,912	$4,144	$(629)
Interest rate floors	$7,201	$92	(22)
Interest rate caps	$53,079	$76	43
Interest rate futures	$4,366	$(2)	34
Interest rate options	$12,009	$645	(25)
Interest rate forwards	$3,549	$(170)	(130)
Interest rate total return swaps	$1,048	$6	(53)
Synthetic GICs	$11,318	$—	—
Foreign currency swaps	$43,170	$(304)	(62)
Foreign currency forwards	$15,823	$(149)	2
Currency futures	$846	$2	—
Currency options	$12,531	$(70)	(4)
Credit default swaps	$13,395	$235	(1)
Equity futures	$4,005	$14	—
Equity index options	$19,886	$(121)	(4)
Equity variance swaps	$4,661	$(145)	—
Equity total return swaps	$1,117	$(41)	—
Total derivative instruments			$(851)
Net Change			$(5,862)
__________________

(1)
Separate account assets and liabilities and contractholder-directed unit-linked investments and associated policyholder account balances, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contractholder. FVO general account securities and long-term debt exclude $6 million and $5 million, respectively, related to CSEs. See Note 8 of the Notes to the Consolidated Financial Statements for information regarding CSEs.

(2)	Embedded derivatives are recognized on the consolidated balance sheet in the same caption as the host contract.

(3)
Excludes $193.5 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% increase in the yield curve.

Sensitivity to rising interest rates increased $0.1 billion to $5.9 billion at December 31, 2017 from $5.8 billion December 31, 2016. Sensitivity increased $0.2 billion as a result of increased rates and durations, since the sensitivity is calculated based on a 10% increase in the yield curve, offset with a decrease of $0.1 billion from our use of derivatives, used by the Company as hedges against low rates.

The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% increase in the U.S. dollar compared to all foreign currencies at:

	December 31, 2017
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in the Foreign Exchange Rate
	(In millions)
Assets
Fixed maturity securities		$308,931	$(9,746)
Equity securities		$2,513	(59)
FVO general account securities		$2,224	(93)
Mortgage loans		$69,797	(870)
Policy loans		$11,512	(157)
Short-term investments		$4,870	(312)
Other invested assets		$608	(207)
Cash and cash equivalents		$12,701	(478)
Accrued investment income		$3,524	(103)
Premiums, reinsurance and other receivables		$4,339	(43)
Other assets		$328	(8)
Embedded derivatives within asset host contracts (2)		$144	(14)
Total assets			$(12,090)
Liabilities (3)
Policyholder account balances		$111,415	$3,722
Payables for collateral under securities loaned and other transactions		$25,723	123
Long-term debt		$17,773	118
Other liabilities		$3,841	9
Embedded derivatives within liability host contracts (2)		$418	42
Total liabilities			$4,014
Derivative Instruments
Interest rate swaps	$67,912	$4,144	$(37)
Interest rate floors	$7,201	$92	—
Interest rate caps	$53,079	$76	—
Interest rate futures	$4,366	$(2)	—
Interest rate options	$12,009	$645	(51)
Interest rate forwards	$3,549	$(170)	4
Interest rate total return swaps	$1,048	$6	—
Synthetic GICs	$11,318	$—	—
Foreign currency swaps	$43,170	$(304)	629
Foreign currency forwards	$15,823	$(149)	(804)
Currency futures	$846	$2	(85)
Currency options	$12,531	$(70)	542
Credit default swaps	$13,395	$235	(6)
Equity futures	$4,005	$14	—
Equity index options	$19,886	$(121)	17
Equity variance swaps	$4,661	$(145)	—
Equity total return swaps	$1,117	$(41)	—
Total derivative instruments			$209
Net Change			$(7,867)
__________________

(1)
Does not necessarily represent those financial instruments solely subject to foreign currency exchange rate risk. Separate account assets and liabilities and contractholder-directed unit-linked investments and associated policyholder account balances, which are foreign currency exchange rate sensitive, are not included herein as any foreign currency exchange rate risk is borne by the contractholder. FVO general securities and long-term debt exclude $6 million and $5 million, respectively, related to CSEs. See Note 8 of the Notes to the Consolidated Financial Statements for information regarding CSEs.

(2)	Embedded derivatives are recognized on the consolidated balance sheet in the same caption as the host contract.

(3)
Excludes $193.5 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% increase in foreign currency exchange rates.

Sensitivity to foreign currency exchange rates increased by $1.0 billion, or 13%, to $7.9 billion at December 31, 2017 from $6.9 billion at December 31, 2016. This change was primarily due to an increase in the fair value of foreign currency assets which may be backing foreign currency liabilities that are not included in this analysis.
The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% decrease in equity prices by type of asset or liability at:

	December 31, 2017
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Decrease in Equity Prices
	(In millions)
Assets
Equity securities		$2,513	$(251)
FVO general account securities		$2,224	(157)
Embedded derivatives within asset host contracts (2)		$144	—
Total assets			$(408)
Liabilities
Policyholder account balances		$111,415	$—
Embedded derivatives within liability host contracts (2)		$418	(228)
Total liabilities			$(228)
Derivative Instruments
Interest rate swaps	$67,912	$4,144	$—
Interest rate floors	$7,201	$92	—
Interest rate caps	$53,079	$76	—
Interest rate futures	$4,366	$(2)	—
Interest rate options	$12,009	$645	—
Interest rate forwards	$3,549	$(170)	—
Interest rate total return swaps	$1,048	$6	—
Synthetic GICs	$11,318	$—	—
Foreign currency swaps	$43,170	$(304)	—
Foreign currency forwards	$15,823	$(149)	—
Currency futures	$846	$2	—
Currency options	$12,531	$(70)	—
Credit default swaps	$13,395	$235	—
Equity futures	$4,005	$14	313
Equity index options	$19,886	$(121)	125
Equity variance swaps	$4,661	$(145)	3
Equity total return swaps	$1,117	$(41)	124
Total derivative instruments			$565
Net Change			$(71)
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
As of December 31, 2017, sensitivity to a 10% equity market decrease was $71 million. This compares to a $23 million sensitivity to a 10% equity market increase at December 31,2016. The change is primarily due to the application of shock to BHF stock acquired in the Separation.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of MetLife, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MetLife, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedules listed in the Index to Consolidated Financial Statements, Notes and Schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2018, expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 1, 2018

We have served as the Company’s auditor since at least 1968; however, the specific year has not been determined.

MetLife, Inc.
Consolidated Balance Sheets
December 31, 2017 and 2016
(In millions, except share and per share data)

	2017	2016
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $286,069 and $271,676, respectively)	$308,931	$289,563
Equity securities available-for-sale, at estimated fair value (cost: $2,140 and $2,464, respectively)	2,513	2,894
Fair value option securities, at estimated fair value ($6 and $8, respectively, relating to variable interest entities)	16,745	13,923
Mortgage loans (net of valuation allowances of $314 and $304, respectively; includes $520 and $566, respectively, under the fair value option)	68,731	65,167
Policy loans	9,669	9,511
Real estate and real estate joint ventures (includes $25 and $59, respectively, of real estate held-for-sale)	9,637	8,891
Other limited partnership interests (includes $0 and $14, respectively, relating to variable interest entities)	5,708	5,136
Short-term investments, principally at estimated fair value	4,870	6,523
Other invested assets (includes $125 and $31, respectively, relating to variable interest entities)	17,263	19,303
Total investments	444,067	420,911
Cash and cash equivalents, principally at estimated fair value (includes $12 and $1, respectively, relating to variable interest entities)	12,701	12,651
Accrued investment income	3,524	3,308
Premiums, reinsurance and other receivables (includes $3 and $2, respectively, relating to variable interest entities)	18,423	15,445
Deferred policy acquisition costs and value of business acquired	18,419	17,590
Current income tax recoverable	—	20
Goodwill	9,590	9,220
Assets of disposed subsidiary	—	216,983
Other assets (includes $2 and $3, respectively, relating to variable interest entities)	8,167	7,058
Separate account assets	205,001	195,578
Total assets	$719,892	$898,764
Liabilities and Equity
Liabilities
Future policy benefits	$177,974	$166,636
Policyholder account balances	182,518	172,486
Other policy-related balances	15,515	13,402
Policyholder dividends payable	682	696
Policyholder dividend obligation	2,121	1,931
Payables for collateral under securities loaned and other transactions	25,723	25,873
Short-term debt	477	242
Long-term debt (includes $6 and $12, respectively, at estimated fair value, relating to variable interest entities)	15,686	16,441
Collateral financing arrangement	1,121	1,274
Junior subordinated debt securities	3,144	3,169
Liabilities of disposed subsidiary	—	202,707
Current income tax payable	311	—
Deferred income tax liability	6,767	6,892
Other liabilities (includes $3 and $0, respectively, relating to variable interest entities)	23,982	23,735
Separate account liabilities	205,001	195,578
Total liabilities	661,022	831,062
Contingencies, Commitments and Guarantees (Note 20)
Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $2,100 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,168,710,101 and 1,164,029,985 shares issued, respectively; 1,043,588,396 and 1,095,519,005 shares outstanding, respectively	12	12
Additional paid-in capital	31,111	30,944
Retained earnings	26,527	34,683
Treasury stock, at cost; 125,121,705 and 68,510,980 shares, respectively	(6,401)	(3,474)
Accumulated other comprehensive income (loss)	7,427	5,366
Total MetLife, Inc.’s stockholders’ equity	58,676	67,531
Noncontrolling interests	194	171
Total equity	58,870	67,702
Total liabilities and equity	$719,892	$898,764
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2017, 2016 and 2015
(In millions, except per share data)

	2017	2016	2015
Revenues
Premiums	$38,992	$37,202	$36,403
Universal life and investment-type product policy fees	5,510	5,483	5,570
Net investment income	17,363	16,790	16,205
Other revenues	1,341	1,685	1,927
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(11)	(96)	(61)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	1	(11)	2
Other net investment gains (losses)	(298)	424	668
Total net investment gains (losses)	(308)	317	609
Net derivative gains (losses)	(590)	(690)	629
Total revenues	62,308	60,787	61,343
Expenses
Policyholder benefits and claims	38,313	36,358	35,144
Interest credited to policyholder account balances	5,607	5,176	4,415
Policyholder dividends	1,231	1,223	1,356
Other expenses	13,621	13,749	14,777
Total expenses	58,772	56,506	55,692
Income (loss) from continuing operations before provision for income tax	3,536	4,281	5,651
Provision for income tax expense (benefit)	(1,470)	693	1,590
Income (loss) from continuing operations, net of income tax	5,006	3,588	4,061
Income (loss) from discontinued operations, net of income tax	(986)	(2,734)	1,324
Net income (loss)	4,020	854	5,385
Less: Net income (loss) attributable to noncontrolling interests	10	4	12
Net income (loss) attributable to MetLife, Inc.	4,010	850	5,373
Less: Preferred stock dividends	103	103	116
Preferred stock repurchase premium	—	—	42
Net income (loss) available to MetLife, Inc.’s common shareholders	$3,907	$747	$5,215

Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders per common share:
Basic	$4.57	$3.16	$3.48
Diluted	$4.53	$3.13	$3.44
Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$3.65	$0.68	$4.67
Diluted	$3.62	$0.67	$4.62
Cash dividends declared per common share	$1.600	$1.575	$1.475
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2017, 2016 and 2015
(In millions)

	2017	2016	2015
Net income (loss)	$4,020	$854	$5,385
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets	4,623	796	(7,449)
Unrealized gains (losses) on derivatives	(1,165)	573	589
Foreign currency translation adjustments	767	(363)	(1,624)
Defined benefit plans adjustment	144	131	354
Other comprehensive income (loss), before income tax	4,369	1,137	(8,130)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(984)	(450)	2,203
Other comprehensive income (loss), net of income tax	3,385	687	(5,927)
Comprehensive income (loss)	7,405	1,541	(542)
Less: Comprehensive income (loss) attributable to noncontrolling interest, net of income tax	14	92	32
Comprehensive income (loss) attributable to MetLife, Inc.	$7,391	$1,449	$(574)
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Equity
For the Years Ended December 31, 2017, 2016 and 2015
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2014, as previously reported	$1	$12	$30,543	$32,020	$(1,172)	$10,649	$72,053	$507	$72,560
Prior-period revisions (Note 1)	—	—	—	90	—	65	155	—	155
Balance at December 31, 2014	$1	$12	$30,543	$32,110	$(1,172)	$10,714	$72,208	$507	$72,715
Repurchase of preferred stock	(1)		(1,459)				(1,460)		(1,460)
Preferred stock repurchase premium				(42)			(42)		(42)
Preferred stock issuance			1,483				1,483		1,483
Treasury stock acquired in connection with share repurchases					(1,930)		(1,930)		(1,930)
Stock-based compensation			182				182		182
Dividends on preferred stock				(116)			(116)		(116)
Dividends on common stock				(1,653)			(1,653)		(1,653)
Change in equity of noncontrolling interests							—	(69)	(69)
Net income (loss)				5,373			5,373	12	5,385
Other comprehensive income (loss), net of income tax						(5,947)	(5,947)	20	(5,927)
Balance at December 31, 2015	—	12	30,749	35,672	(3,102)	4,767	68,098	470	68,568
Treasury stock acquired in connection with share repurchases					(372)		(372)		(372)
Stock-based compensation			195				195		195
Dividends on preferred stock				(103)			(103)		(103)
Dividends on common stock				(1,736)			(1,736)		(1,736)
Change in equity of noncontrolling interests							—	(391)	(391)
Net income (loss)				850			850	4	854
Other comprehensive income (loss), net of income tax						599	599	88	687
Balance at December 31, 2016	—	12	30,944	34,683	(3,474)	5,366	67,531	171	67,702
Treasury stock acquired in connection with share repurchases					(2,927)		(2,927)		(2,927)
Stock-based compensation			167				167		167
Dividends on preferred stock				(103)			(103)		(103)
Dividends on common stock				(1,717)			(1,717)		(1,717)
Distribution of Brighthouse, net of income tax (Note 3)				(10,346)		(1,320)	(11,666)		(11,666)
Change in equity of noncontrolling interests							—	9	9
Net income (loss)				4,010			4,010	10	4,020
Other comprehensive income (loss), net of income tax						3,381	3,381	4	3,385
Balance at December 31, 2017	$—	$12	$31,111	$26,527	$(6,401)	$7,427	$58,676	$194	$58,870
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2017, 2016 and 2015
(In millions)

	2017	2016	2015
Cash flows from operating activities
Net income (loss)	$4,020	$854	$5,385
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	795	652	693
Amortization of premiums and accretion of discounts associated with investments, net	(1,044)	(1,110)	(1,141)
(Gains) losses on investments and from sales of businesses, net	363	(183)	(560)
(Gains) losses on derivatives, net	3,610	8,779	1,371
(Income) loss from equity method investments, net of dividends or distributions	194	475	481
Interest credited to policyholder account balances	6,260	6,282	5,610
Universal life and investment-type product policy fees	(7,708)	(9,207)	(9,507)
Goodwill impairment	—	260	—
Change in fair value option and trading securities	(436)	111	784
Change in accrued investment income	(280)	(31)	138
Change in premiums, reinsurance and other receivables	(991)	(2,158)	(831)
Change in deferred policy acquisition costs and value of business acquired, net	(693)	(937)	488
Change in income tax	(2,796)	(1,522)	715
Change in other assets	691	3,248	2,752
Change in insurance-related liabilities and policy-related balances	8,511	6,321	6,408
Change in other liabilities	1,603	2,801	1,172
Other, net	184	139	94
Net cash provided by (used in) operating activities	12,283	14,774	14,052
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	95,945	150,658	146,732
Equity securities	1,433	1,241	1,117
Mortgage loans	10,353	12,977	12,647
Real estate and real estate joint ventures	972	826	3,256
Other limited partnership interests	1,082	1,542	1,827
Purchases of:
Fixed maturity securities	(105,683)	(146,397)	(148,799)
Equity securities	(920)	(1,006)	(996)
Mortgage loans	(14,374)	(21,017)	(20,449)
Real estate and real estate joint ventures	(1,446)	(1,515)	(1,298)
Other limited partnership interests	(1,486)	(1,313)	(1,429)
Cash received in connection with freestanding derivatives	5,315	4,259	2,690
Cash paid in connection with freestanding derivatives	(8,696)	(6,963)	(4,211)
Cash received under repurchase agreements	—	—	199
Cash paid under repurchase agreements	—	—	(199)
Cash received under reverse repurchase agreements	—	—	199
Cash paid under reverse repurchase agreements	—	—	(199)
Cash disposed due to distribution of Brighthouse	(663)	—	—
Sales of businesses, net of cash and cash equivalents disposed of $0, $135 and $0, respectively	—	156	—
Purchases of businesses	(211)	—	—
Purchases of investments in operating joint ventures	—	(39)	—
Net change in policy loans	(67)	195	287
Net change in short-term investments	2,087	1,270	(777)
Net change in other invested assets	(171)	(267)	(936)
Other, net	(346)	(457)	(59)
Net cash provided by (used in) investing activities	$(16,876)	$(5,850)	$(10,398)
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Cash Flows — (continued)
For the Years Ended December 31, 2017, 2016 and 2015
(In millions)

	2017	2016	2015
Cash flows from financing activities
Policyholder account balances:
Deposits	$88,511	$88,188	$92,904
Withdrawals	(82,380)	(83,263)	(94,621)
Net change in payables for collateral under securities loaned and other transactions	903	(3,636)	1,544
Long-term debt issued	3,657	—	3,893
Long-term debt repaid	(1,073)	(1,279)	(1,438)
Collateral financing arrangements repaid	(2,951)	(68)	(57)
Distribution of Brighthouse	(2,793)	—	—
Financing element on certain derivative instruments and other derivative related transactions, net	(151)	(1,367)	181
Treasury stock acquired in connection with share repurchases	(2,927)	(372)	(1,930)
Preferred stock issued, net of issuance costs	—	—	1,483
Repurchase of preferred stock	—	—	(1,460)
Preferred stock repurchase premium	—	—	(42)
Dividends on preferred stock	(103)	(103)	(116)
Dividends on common stock	(1,717)	(1,736)	(1,653)
Other, net	118	139	94
Net cash provided by (used in) financing activities	(906)	(3,497)	(1,218)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	323	(302)	(492)
Change in cash and cash equivalents	(5,176)	5,125	1,944
Cash and cash equivalents, beginning of year	17,877	12,752	10,808
Cash and cash equivalents, end of year	$12,701	$17,877	$12,752
Cash and cash equivalents, of disposed subsidiary, beginning of year	$5,226	$1,570	$1,603
Cash and cash equivalents, of disposed subsidiary, end of year	$—	$5,226	$1,570
Cash and cash equivalents, from continuing operations, beginning of year	$12,651	$11,182	$9,205
Cash and cash equivalents, from continuing operations, end of year	$12,701	$12,651	$11,182
Supplemental disclosures of cash flow information:
Net cash paid (received) for:
Interest	$1,118	$1,202	$1,178
Income tax	$1,530	$672	$1,127
Non-cash transactions
Disposal of Brighthouse (See Note 3):
Assets disposed	$225,502	$—	$—
Liabilities disposed	(210,999)	—	—
Net assets disposed	14,503	—	—
Cash disposed	(3,456)	—	—
Net non-cash disposed	$11,047	$—	$—
Fixed maturity securities received in connection with pension risk transfer transactions	$—	$985	$903
Reduction of fixed maturity securities in connection with a reinsurance transaction	$—	$224	$—
Reduction of other invested assets in connection with a reinsurance transaction	$—	$676	$—
Deconsolidation of operating joint venture:
Reduction of fixed maturity securities	$—	$917	$—
Reduction of noncontrolling interests	$—	$373	$—
Deconsolidation of real estate investment vehicles:
Reduction of long-term debt	$—	$—	$571
Reduction of real estate and real estate joint ventures	$—	$—	$688
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
Prior to January 1, 2016, certain international subsidiaries had a fiscal year cutoff of November 30th. The Company’s consolidated financial statements for 2015 reflect the operating results of such subsidiaries for the year ended November 30, 2015. Effective January 1, 2016, the Company converted its Japan operations to calendar year-end reporting. The elimination of a one-month reporting lag of a subsidiary is considered a change in accounting principle and requires retrospective application. While the Company believes that eliminating the lag in the reporting of its Japan operations was preferable in order to consistently reflect events, economic conditions and global trends on the financial statements, the Company determined that it was impracticable to apply the effects of the lag elimination to financial reporting periods prior to January 1, 2015. The effect of not retroactively applying this change in accounting, however, was not material to the 2015 or 2016 consolidated financial statements. Therefore, the Company reported the cumulative effect of the change in accounting principle in net income for the year ended December 31, 2016 and did not retrospectively apply the effects of this change to prior periods.
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
The results of Brighthouse are reflected in MetLife, Inc.'s consolidated financial statements as discontinued operations and, therefore, are presented as assets and liabilities of disposed subsidiary on the consolidated balance sheets and income (loss) from discontinued operations on the consolidated statements of operations. Intercompany transactions between the Company and Brighthouse prior to the Separation have been eliminated. See Note 3 for information on discontinued operations and transactions with Brighthouse.

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
The Company reports separate account assets at their fair value which is based on the estimated fair values of the underlying assets comprising the individual separate account portfolios. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to contractholders of such separate accounts are offset within the same line on the statements of operations. Separate accounts credited with a contractual investment return are combined on a line-by-line basis with the Company’s general account assets, liabilities, revenues and expenses and the accounting for these investments is consistent with the methodologies described herein for similar financial instruments held within the general account. Unit-linked separate account investments that are directed by contractholders but do not meet one or more of the other above criteria are included in fair value option (“FVO”) securities.
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
Revisions
As a result of the following adjustments, amounts previously reported have been immaterially restated. In addition, the Company has corrected other unrelated immaterial errors which were previously recorded in the periods the Company identified them.
Group Annuity Reserves
On December 15, 2017, the Company announced that it was undertaking a review of practices and procedures used to estimate its reserves related to certain Retirement and Income Solutions (“RIS”) group annuitants who have been unresponsive or missing over time. As a result of this process, the Company increased reserves by $510 million, before income tax, to reinstate reserves previously released, and to reflect accrued interest and other related liabilities. Of this increase, $372 million was considered an error and, recording this amount in the fourth quarter of 2017 financial statements would have had a material effect on the results of operations for 2017.
Assumed Variable Annuity Guarantee Reserves
An internal review of practices and procedures was completed in early 2018, focusing on the calculation of certain reserves associated with MetLife Holdings variable annuity guarantees assumed from a former operating joint venture in Japan. As a result, the Company reduced these reserves by $896 million, before income tax. Of this decrease, $682 million was considered an error and, recording this amount in the fourth quarter of 2017 financial statements would have had a material effect on the results of operations for 2017.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

A summary of the revisions to prior period net income (loss) available to MetLife, Inc.’s common shareholders is shown in the table below:

	For the Years Ended December 31,
	2016	2015
	(In millions)
Assumed variable annuity guarantee reserves	$184	$80
Group annuity reserves	(33)	(31)
Other revisions to continuing operations, net	(10)	(106)
Impact to income (loss) from continuing operations before provision for income tax	141	(57)
Provision for income tax expense (benefit) (1)	27	(110)
Impact to income (loss) from continuing operations, net of income tax	114	53
Other revisions to discontinued operations, net of income tax (1)	(64)	10
Impact to net income (loss) available to MetLife, Inc.’s common shareholders	$50	$63
__________________

(1)	Includes impact of certain tax-specific revisions.
The impact of the revisions is shown in the tables below:

	December 31, 2016
Consolidated Balance Sheets	As Previously Reported	Revisions	As Revised
	(In millions)
Liabilities
Future policy benefits	$166,701	$(65)	$166,636
Policyholder account balances	$173,168	$(682)	$172,486
Other policy-related balances	$13,030	$372	$13,402
Deferred income tax liability	$6,774	$118	$6,892
Other liabilities	$23,700	$35	$23,735
Total liabilities	$831,284	$(222)	$831,062
Stockholders’ Equity
Retained earnings	$34,480	$203	$34,683
Accumulated other comprehensive income	$5,347	$19	$5,366
Total MetLife, Inc.’s stockholders’ equity	$67,309	$222	$67,531
Total equity	$67,480	$222	$67,702

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

	For the Years Ended December 31,
	2016			2015
Consolidated Statements of Operations	As Previously Reported	Revisions	As Revised	As Previously Reported	Revisions	As Revised
	(In millions, except per share data)
Revenues
Universal life and investment-type product policy fees	$5,482	$1	$5,483	$5,570	$—	$5,570
Net investment income	$16,790	$—	$16,790	$16,243	$(38)	$16,205
Other net investment gains (losses)	$412	$12	$424	$705	$(37)	$668
Total net investment gain (losses)	$305	$12	$317	$646	$(37)	$609
Net derivatives gain (losses)	$(874)	184	$(690)	$545	$84	$629
Total revenues	$60,590	$197	$60,787	$61,334	$9	$61,343
Expenses
Policyholder benefits and claims	$36,316	$42	$36,358	$35,102	$42	$35,144
Other expenses	$13,735	$14	$13,749	$14,753	$24	$14,777
Total expenses	$56,450	$56	$56,506	$55,626	$66	$55,692
Income (loss) from continuing operations before provision for income tax	$4,140	$141	$4,281	$5,708	$(57)	$5,651
Provision for income tax expense (benefit)	$666	$27	$693	$1,700	$(110)	$1,590
Income (loss) from continuing operations, net of income tax	$3,474	$114	$3,588	$4,008	$53	$4,061
Income (loss) from discontinued operations, net of income tax	$(2,670)	$(64)	$(2,734)	$1,314	$10	$1,324
Net income (loss)	$804	$50	$854	$5,322	$63	$5,385
Net income (loss)attributable to MetLife, Inc.	$800	$50	$850	$5,310	$63	$5,373
Net income (loss) available to MetLife, Inc.’s common shareholders	$697	$50	$747	$5,152	$63	$5,215
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders per common share:
Basic	$3.06	$0.10	$3.16	$3.43	$0.05	$3.48
Diluted	$3.04	$0.09	$3.13	$3.40	$0.04	$3.44
Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$0.63	$0.05	$0.68	$4.61	$0.06	$4.67
Diluted	$0.63	$0.04	$0.67	$4.57	$0.05	$4.62

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

	For the Years Ended December 31,
	2016			2015
Consolidated Statements of Comprehensive Income (Loss)	As Previously Reported	Revisions	As Revised	As Previously Reported	Revisions	As Revised
	(In millions)
Net income (loss)	$804	$50	$854	$5,322	$63	$5,385
Unrealized investment gains (losses), net of related offsets	$760	$36	$796	$(7,443)	$(6)	$(7,449)
Other comprehensive income (loss), before income tax	$1,101	$36	$1,137	$(8,124)	$(6)	$(8,130)
Income tax (expense) benefit related to items of other comprehensive income (loss)	$(437)	$(13)	$(450)	$2,266	$(63)	$2,203
Other comprehensive income (loss), net of income tax	$664	$23	$687	$(5,858)	$(69)	$(5,927)
Comprehensive income (loss)	$1,468	$73	$1,541	$(536)	$(6)	$(542)
Comprehensive income (loss) attributable to MetLife, Inc.	$1,376	$73	$1,449	$(568)	$(6)	$(574)

Consolidated Statements of Equity	As Previously Reported	Revisions	As Revised
	(In millions)
Retained Earnings
Balance at December 31, 2014	$32,020	$90	$32,110
Net income (loss)	$5,310	$63	$5,373
Balance at December 31, 2015	$35,519	$153	$35,672
Net income (loss)	$800	$50	$850
Balance at December 31, 2016	$34,480	$203	$34,683
Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2014	$10,649	$65	$10,714
Other comprehensive income (loss), net of income tax	$(5,878)	$(69)	$(5,947)
Balance at December 31, 2015	$4,771	$(4)	$4,767
Other comprehensive income (loss), net of income tax	$576	$23	$599
Balance at December 31, 2016	$5,347	$19	$5,366
Total MetLife, Inc.'s Stockholders' Equity
Balance at December 31, 2014	$72,053	$155	$72,208
Balance at December 31, 2015	$67,949	$149	$68,098
Balance at December 31, 2016	$67,309	$222	$67,531
Total Equity
Balance at December 31, 2014	$72,560	$155	$72,715
Balance at December 31, 2015	$68,419	$149	$68,568
Balance at December 31, 2016	$67,480	$222	$67,702

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

	For the Years Ended December 31,
	2016			2015
Consolidated Statements of Cash Flows	As Previously Reported	Revisions	As Revised	As Previously Reported	Revisions	As Revised
	(In millions)
Cash flows from operating activities
Net income (loss)	$804	$50	$854	$5,322	$63	$5,385
(Gains) losses on investments and from sales of businesses, net	$(171)	$(12)	$(183)	$(597)	$37	$(560)
(Gains) losses on derivatives, net	$8,963	$(184)	$8,779	$1,451	$(80)	$1,371
Universal life and investment-type product policy fees	$(9,206)	$(1)	$(9,207)	$(9,507)	$—	$(9,507)
Change in premiums, reinsurance and other receivables	$(2,125)	$(33)	$(2,158)	$(837)	$6	$(831)
Change in deferred policy acquisition costs and value of business acquired, net	$(949)	$12	$(937)	$491	$(3)	$488
Change in income tax	$(1,557)	$35	$(1,522)	$825	$(110)	$715
Change in insurance-related liabilities and policy-related balances	$6,279	$42	$6,321	$6,366	$42	$6,408
Change in other liabilities	$2,766	$35	$2,801	$1,134	$38	$1,172
Other, net (1)	$136	$56	$192	$164	$7	$171
__________________

(1)
Excludes impact related to adoption during 2017 of stock-based compensation guidance which decreased Other, net by $53 million and $77 million for the years ended December 31, 2016 and 2015, respectively. See “— Adoption of New Accounting Pronouncements.”

Summary of Significant Accounting Policies
The following are the Company’s significant accounting policies with references to notes providing additional information on such policies and critical accounting estimates relating to such policies.

Accounting Policy	Note
Insurance	4
Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles	5
Reinsurance	6
Investments	8
Derivatives	9
Fair Value	10
Goodwill	11
Employee Benefit Plans	17
Income Tax	18
Litigation Contingencies	20

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Other Policy-Related Balances
Other policy-related balances include policy and contract claims, premiums received in advance, unearned revenue liabilities, obligations assumed under structured settlements, policyholder dividends due and unpaid, policyholder dividends left on deposit and negative value of business acquired.
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
See Note 3 for additional information on obligations assumed under structured settlement assignments.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

For certain acquired blocks of business, the estimated fair value of the in-force contract obligations exceeded the book value of assumed in-force insurance policy liabilities, resulting in negative VOBA, which is presented separately from VOBA as an additional insurance liability. The fair value of the in-force contract obligations is based on projections by each block of business. Negative VOBA is amortized over the policy period in proportion to the approximate consumption of losses included in the liability usually expressed in terms of insurance in-force or account value. Such amortization is recorded as an offset in other expenses.
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
FVO Securities
FVO securities are stated at estimated fair value and include investments for which the FVO has been elected (“FVO Securities”). FVO Securities include:

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Investments that are actively purchased and sold (“Actively traded securities”) principally include fixed maturity securities and short sale agreement liabilities, which are included in other liabilities.
The Company previously maintained a trading securities portfolio. During 2016, the Company reinvested this portfolio into other asset classes and at December 31, 2016 the Company no longer held any Actively traded securities. Changes in estimated fair value of FVO Securities and Actively traded securities are included in net investment income, except for certain securities included in FVO Securities, where changes are included in net investment gains (losses).
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
Also included in mortgage loans are residential mortgage loans for which the FVO was elected, and which are stated at estimated fair value. Changes in estimated fair value are recognized in net investment income.
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

•
Tax credit and renewable energy partnerships which derive a significant source of investment return in the form of income tax credits or other tax incentives. Where tax credits are guaranteed by a creditworthy third party, the investment is accounted for under the effective yield method. Otherwise, the investment is accounted for under the equity method. See Note 18.

•
Leveraged leases which are recorded net of non-recourse debt. Income is recognized by applying the leveraged lease’s estimated rate of return to the net investment in the lease. Leveraged leases derive investment returns in part from their income tax treatment. The Company regularly reviews residual values for impairment.

•
Direct financing leases gross investment is equal to the minimum lease payments plus the unguaranteed residual value. Income is recorded by applying the pre-tax internal rate of return to the investment balance. The Company regularly reviews lease receivables for impairment. Certain direct financing leases are linked to inflation.

•
Annuities funding structured settlement claims represent annuities funding claims assumed by the Company in its capacity as a structured settlements assignment company. The annuities are stated at their contract value, which represents the present value of the future periodic claim payments to be provided. The net investment income recognized reflects the amortization of discount of the annuity at its implied effective interest rate. See Note 3.

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
FHLB Boston Advance Agreements
A subsidiary of the Company has entered into short-term advance agreements with the Federal Home Loan Bank (“FHLB”) of Boston (“FHLB Boston”)~~.~~ Under these advance agreements, the subsidiary pledges fixed maturity securities as collateral and receives cash, which is segregated and reinvested, primarily into fixed maturity securities and cash equivalents. While the collateral management practices are unique to this program, these transactions are accounted for and have collateral maintenance requirements similar to securities lending and repurchase agreement transactions, as described above, but securities pledged as collateral may not be sold or re-pledged by the transferee.
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
Subsequent to initial recognition, fair values are based on unadjusted quoted prices for identical assets or liabilities in active markets that are readily and regularly obtainable. When such quoted prices are not available, fair values are based on quoted prices in markets that are not active, quoted prices for similar but not identical assets or liabilities, or other observable inputs. If these inputs are not available, or observable inputs are not determinable, unobservable inputs and/or adjustments to observable inputs requiring management’s judgment are used to determine the estimated fair value of assets and liabilities.
Goodwill
Goodwill represents the future economic benefits arising from net assets acquired in a business combination that are not individually identified and recognized. Goodwill is calculated as the excess of cost over the estimated fair value of such net assets acquired, is not amortized, and is tested for impairment based on a fair value approach at least annually, or more frequently if events or circumstances indicate that there may be justification for conducting an interim test. The Company performs its annual goodwill impairment testing during the third quarter based upon data as of the close of the second quarter. Goodwill associated with a business acquisition is not tested for impairment during the year the business is acquired unless there is a significant identified impairment event.
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
Employee Benefit Plans
Certain subsidiaries of MetLife, Inc. sponsor and/or administer various plans that provide defined benefit pension and other postretirement benefits covering eligible employees. Measurement dates used for all of the subsidiaries’ defined benefit pension and other postretirement benefit plans correspond with the fiscal year ends of sponsoring subsidiaries, which is December 31 for U.S. and non-U.S. subsidiaries.
The Company recognizes the funded status of each of its defined benefit pension and postretirement benefit plans, measured as the difference between the fair value of plan assets and the benefit obligation, which is the projected benefit obligation (“PBO”) for pension benefits and the accumulated postretirement benefit obligation (“APBO”) for other postretirement benefits in other assets or other liabilities.

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
Net periodic benefit costs are determined using management’s estimates and actuarial assumptions and are comprised of service cost, interest cost, settlement and curtailment costs, expected return on plan assets, amortization of net actuarial (gains) losses, and amortization of prior service costs (credit). Fair value is used to determine the expected return on plan assets.
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
The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. Valuation allowances are established against deferred tax assets when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Significant judgment is required in determining whether valuation allowances should be established, as well as the amount of such allowances. When making such determination, the Company considers many factors, including:

•	the nature, frequency, and amount of cumulative financial reporting income and losses in recent years;

•	the jurisdiction in which the deferred tax asset was generated;

•	the length of time that carryforward can be utilized in the various taxing jurisdictions;

•	future taxable income exclusive of reversing temporary differences and carryforwards;

•	future reversals of existing taxable temporary differences;

•	taxable income in prior carryback years; and

•	tax planning strategies.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

On December 22, 2017, President Trump signed into law H.R.1, commonly referred to as the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”). See Note 18 for additional information on U.S. Tax Reform and related Staff Accounting Bulletin (“SAB”) 118 provisional amounts.
Litigation Contingencies
The Company is a party to a number of legal actions and is involved in a number of regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on the Company’s financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Except as otherwise disclosed in Note 20, legal costs are recognized as incurred. On a quarterly and annual basis, the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected on the Company’s financial statements.
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
Property, Equipment, Leasehold Improvements and Computer Software
Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, as appropriate. The estimated life is generally 40 years for company occupied real estate property, from one to 25 years for leasehold improvements, and from three to seven years for all other property and equipment. The cost basis of the property, equipment and leasehold improvements was $2.5 billion and $2.4 billion at December 31, 2017 and 2016, respectively. Accumulated depreciation and amortization of property, equipment and leasehold improvements was $1.1 billion at both December 31, 2017 and 2016. Related depreciation and amortization expense was $207 million, $206 million and $215 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as certain internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Such costs are amortized generally over a four-year period using the straight-line method. The cost basis of computer software was $2.8 billion and $2.2 billion at December 31, 2017 and 2016, respectively. Accumulated amortization of capitalized software was $2.0 billion and $1.5 billion at December 31, 2017 and 2016, respectively. Related amortization expense was $250 million, $208 million and $212 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Other Revenues
Other revenues primarily include, in addition to items described elsewhere herein, prepaid legal plan fees, administrative service fees, and fees related to certain stable value products. Such fees are recognized in the period in which services are performed.

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
Earnings Per Common Share
Basic earnings per common share are computed based on the weighted average number of common shares, or their equivalent, outstanding during the period. Diluted earnings per common share include the dilutive effect of the assumed exercise or issuance of stock-based awards using the treasury stock method. Under the treasury stock method, exercise or issuance of stock-based awards is assumed to occur with the proceeds used to purchase common stock at the average market price for the period. The difference between the number of shares assumed issued and number of shares assumed purchased represents the dilutive shares.
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
Effective January 1, 2017, the Company adopted guidance related to stock-based compensation. The new guidance changes several aspects of the accounting for share-based payment and award transactions, including (i) income tax consequences when awards vest or are settled; (ii) classification as either equity or liability due to statutory tax withholding requirements; and (iii) classification on the statement of cash flows. In addition, the new guidance provides an accounting policy election to account for forfeitures as they occur, rather than to account for them based on an estimate of expected forfeitures. The Company has elected to continue to account for forfeitures based on an estimate of expected forfeitures. In addition, the Company elected to apply the change in presentation in the consolidated statements of cash flows related to excess tax benefits prospectively and prior periods have not been adjusted. The change in presentation for cash paid to a taxing authority when directly withholding equivalent shares has been classified as a financing activity in the consolidated statements of cash flows. The change was applied retrospectively and thus the directly withheld share equivalent amount was reclassified from an operating activity to a financing activity in the consolidated statements of cash flows. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Effective January 1, 2016, the Company retrospectively adopted guidance relating to short-duration contracts. The new guidance requires insurance entities to provide users of financial statements with more transparent information about initial claim estimates and subsequent adjustments to these estimates, including information on: (i) reconciling from the claim development table to the balance sheet liability, (ii) methodologies and judgments in estimating claims, and (iii) the timing and frequency of claims. The adoption did not have an impact on the Company’s consolidated financial statements other than expanded disclosures in Note 4.
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
Future Adoption of New Accounting Pronouncements
In February 2018, the Financial Accounting Standards Board (“FASB”) issued new guidance on reporting comprehensive income (Accounting Standards Update (“ASU”) 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from AOCI). The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate or law in U.S. Tax Reform is recognized. Early adoption is permitted. Current GAAP guidance requires that the effect of a change in tax laws or rates on deferred tax liabilities or assets to be included in income from continuing operations in the reporting period that includes the enactment date, even if the related income tax effects were originally charged or credited directly to AOCI. The new guidance allows a reclassification of AOCI to retained earnings for stranded tax effects resulting from U.S. Tax Reform. Also, the new guidance requires certain disclosures about stranded tax effects. The Company will early adopt the new guidance in the first quarter of 2018. The Company expects the impact of this new guidance at adoption will be a decrease to retained earnings as of January 1, 2018 of approximately $1.2 billion with a corresponding increase to AOCI.
In August 2017, the FASB issued new guidance on hedging activities (ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities). The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years and should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings. Early adoption is permitted. The new guidance simplifies the application of hedge accounting in certain situations and amends the hedge accounting model to enable entities to better portray the economics of their risk management activities in the financial statements. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

In March 2017, the FASB issued new guidance on purchased callable debt securities (ASU 2017-08, Receivables -Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities). The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years and should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings. Early adoption is permitted. The ASU shortens the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date. However, the new guidance does not require an accounting change for securities held at a discount whose discount continues to be amortized to maturity. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
In March 2017, the FASB issued new guidance on the presentation of net periodic pension cost and net periodic postretirement benefit cost (ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost). The new guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. The guidance requires that an employer that offers to its employees defined benefit pension or other postretirement benefit plans report the service cost component in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item is not used, the line item used in the income statement to present the other components of net benefit cost must be disclosed. In addition, the guidance allows only the service cost component to be eligible for capitalization when applicable. The guidance should be applied retrospectively for the presentation of the service cost component in the income statement with a practical expedient for the estimation basis for applying the retrospective presentation requirements, and prospectively for the capitalization of the service component. The adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.
In February 2017, the FASB issued new guidance on derecognition of nonfinancial assets (ASU 2017-05, Other Income -Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted for interim or annual reporting periods beginning after December 15, 2016. The guidance may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment to retained earnings at the date of adoption. The new guidance clarifies the scope and accounting of a financial asset that meets the definition of an “in-substance nonfinancial asset” and defines the term, “in-substance nonfinancial asset.” The ASU also adds guidance for partial sales of nonfinancial assets. The adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.
In January 2017, the FASB issued new guidance on goodwill impairment (ASU 2017- 04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment). The new guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The new guidance simplifies the current two-step goodwill impairment test by eliminating Step 2 of the test. The new guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. The Company expects the adoption of this new guidance will reduce the complexity involved with the evaluation of goodwill for impairment. The impact of this guidance will depend on the outcomes of future goodwill impairment tests.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

In October 2016, the FASB issued new guidance on tax accounting for intra-entity transfers of assets (ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and should be applied on a modified retrospective basis. The Company will apply this guidance as of January 1, 2018. Current guidance prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Based on the Company’s assessment of the intra-entity asset transfers and related deferred income taxes that are in scope, the Company expects the adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.
In August 2016, the FASB issued new guidance on cash flow statement presentation (ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and should be applied retrospectively to all periods presented. Early adoption is permitted in any interim or annual period. The new guidance addresses diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.
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
In February 2016, the FASB issued new guidance on leasing transactions (ASU 2016-02, Leases - Topic 842). The new guidance is effective for the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires a modified retrospective transition approach. Early adoption is permitted. The new guidance requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. Leases would be classified as finance or operating leases and both types of leases will be recognized on the balance sheet. Lessor accounting will remain largely unchanged from current guidance except for certain targeted changes. The new guidance will also require new qualitative and quantitative disclosures. The Company’s implementation efforts are primarily focused on the review of its existing lease contracts, identification of other contracts that may fall under the scope of the new guidance, and performing a gap analysis on the current state of lease-related activities compared with the future state of lease-related activities. The Company is currently evaluating the overall impact of the new guidance on its consolidated financial statements.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

In January 2016, the FASB issued new guidance (ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, as amended by ASU 2018-03, Financial Instruments-Overall: Technical Corrections and Improvements, issued in February 2018) on the recognition and measurement of financial instruments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for the instrument-specific credit risk provision. The new guidance changes the current accounting guidance related to (i) the classification and measurement of certain equity investments, (ii) the presentation of changes in the fair value of financial liabilities measured under the FVO that are due to instrument-specific credit risk, and (iii) certain disclosures associated with the fair value of financial instruments. Additionally, there will no longer be a requirement to assess equity securities for impairment since such securities will be measured at fair value through net income. The Company has assessed the population of financial instruments that are subject to the new guidance and has determined that the most significant impact will be the requirement to report changes in fair value in net income each reporting period for all equity securities currently classified as AFS and to a lesser extent, other limited partnership interests and real estate joint ventures that are currently accounted for under the cost method. The Company will utilize a modified retrospective approach to adopt the new guidance effective January 1, 2018. The expected impact related to the change in accounting for equity securities AFS will be $280 million of net unrealized investment gains, net of income tax, which will be reclassified from AOCI to retained earnings. The estimated financial statement impact related to cost method other limited partnership interests and real estate joint ventures was not material.
In May 2014, the FASB issued a comprehensive new revenue recognition standard (ASU 2014-09, Revenue from Contracts with Customers - Topic 606), effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company will apply this guidance retrospectively with a cumulative-effect adjustment as of January 1, 2018. The new guidance supersedes nearly all existing revenue recognition guidance under U.S. GAAP. However, it does not impact the accounting for insurance and investment contracts within the scope of Accounting Standards Codification (ASC) Topic 944, Financial Services - Insurance, leases, financial instruments and certain guarantees. For those contracts that are impacted, the new guidance requires an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, in exchange for those goods or services. The Company identified revenue streams within the scope of the guidance that are all included within other revenues in the consolidated statements of operations and evaluated the related contracts, primarily consisting of prepaid legal plans and administrative-only contracts within the U.S. segment, distribution and administrative services fees within the MetLife Holdings segment, and fee-based investment management services within Corporate & Other. As other revenues represents approximately 2% of consolidated total revenues for the year ended December 31, 2017, the modified retrospective adoption as of January 1, 2018, did not have a material impact on the Company’s consolidated financial position and the Company has not identified any material prospective changes in the recognition and measurement of other revenue. The Company expects to expand its qualitative disclosures within the notes to the consolidated financial statements.
Other
Effective January 16, 2018, the London Clearing House (“LCH”) amended its rulebook, resulting in the characterization of variation margin transfers as settlement payments, as opposed to adjustments to collateral. These amendments will impact the accounting treatment of the Company’s centrally cleared derivatives, for which the LCH serves as the central clearing party. The application of the amended rulebook is expected to reduce the gross derivative assets and liabilities, as well as the related collateral, recorded on the consolidated balance sheet for trades cleared through the LCH. The Company is currently evaluating the impact of these amendments on its consolidated financial statements.
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

•
The Group Benefits business offers insurance products and services which include life, dental, group short- and long-term disability, individual disability, accidental death and dismemberment, vision and accident & health coverages, as well as prepaid legal plans. This business also sells administrative services-only arrangements to some employers.

•
The Retirement and Income Solutions business offers a broad range of annuity and investment products, including capital market investment products, institutional income annuities, stable value and pension risk transfer products. This business also includes products to fund tort settlements, as well as postretirement benefits and company-, bank- or trust-owned life insurance.

•
The Property & Casualty business offers personal and commercial lines of property and casualty insurance, including private passenger automobile, homeowners’ and personal excess liability insurance. In addition, Property & Casualty offers small business owners property, liability and business interruption insurance.

Asia
The Asia segment offers a broad range of products to both individuals and corporations, as well as other institutions and their respective employees, which include whole life, term life, variable life, universal life, accident & health insurance, fixed and variable annuities and endowment products.
Latin America
The Latin America segment offers a broad range of products to both individuals and corporations, as well as other institutions and their respective employees, which include life insurance, accident & health insurance, credit insurance and retirement and savings products.
EMEA
The EMEA segment offers a broad range of products to both individuals and corporations, as well as other institutions and their respective employees, which include life insurance, accident & health insurance, credit insurance and retirement and savings products.
MetLife Holdings
The MetLife Holdings segment consists of operations relating to products and businesses no longer actively marketed by the Company in the United States, such as variable, universal, term and whole life insurance, variable, fixed and index-linked annuities, long-term care insurance, as well as the assumed variable annuity guarantees from the Company’s former operating joint venture in Japan.
Corporate & Other
Corporate & Other contains the excess capital, as well as certain charges and activities, not allocated to the segments, including external integration and disposition costs, internal resource costs for associates committed to acquisitions and dispositions, enterprise-wide strategic initiative restructuring charges and various start-up businesses (including expatriate benefits insurance and the investment management business through which the Company offers fee-based investment management services to institutional clients, as well as the direct to consumer portion of the U.S. Direct business). Corporate & Other also includes interest expense related to the majority of the Company’s outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. In addition, Corporate & Other includes the elimination of intersegment amounts, which generally relate to affiliated reinsurance and intersegment loans, which bear interest rates commensurate with related borrowings. As a result of the Separation, for the years ended 2016 and 2015, Corporate & Other includes corporate overhead costs previously allocated to the former Brighthouse Financial segment.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

Financial Measures and Segment Accounting Policies
Adjusted earnings is used by management to evaluate performance and allocate resources. Consistent with GAAP guidance for segment reporting, adjusted earnings is also the Company’s GAAP measure of segment performance and is reported below. Adjusted earnings should not be viewed as a substitute for income (loss) from continuing operations, net of income tax. The Company believes the presentation of adjusted earnings as the Company measures it for management purposes enhances the understanding of its performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings allows analysis of the Company’s performance relative to the Company’s business plan and facilitates comparisons to industry results.
Adjusted earnings is defined as adjusted revenues less adjusted expenses, net of income tax.
The financial measures of adjusted revenues and adjusted expenses focus on the Company’s primary businesses principally by excluding the impact of market volatility, which could distort trends, and revenues and costs related to non-core products and certain entities required to be consolidated under GAAP. Also, these measures exclude results of discontinued operations under GAAP and other businesses that have been or will be sold or exited by MetLife but do not meet the discontinued operations criteria under GAAP and are referred to as divested businesses. Divested businesses also includes the net impact of transactions with exited businesses that have been eliminated in consolidation under GAAP and costs relating to businesses that have been or will be sold or exited by MetLife that do not meet the criteria to be included in results of discontinued operations under GAAP. In addition, for the year ended December 31, 2016, adjusted revenues and adjusted expenses exclude the financial impact of converting the Company’s Japan operations to calendar year-end reporting without retrospective application of this change to prior periods and is referred to as lag elimination. Adjusted revenues also excludes net investment gains (losses) and net derivative gains (losses). Adjusted expenses also excludes goodwill impairments.
The following additional adjustments are made to revenues, in the line items indicated, in calculating adjusted revenues:

•
Universal life and investment-type product policy fees excludes the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity GMIB fees (“GMIB Fees”);

•
Net investment income: (i) includes earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment, (ii) excludes post-tax adjusted earnings adjustments relating to insurance joint ventures accounted for under the equity method, (iii) excludes certain amounts related to contractholder-directed unit-linked investments and (iv) excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

•	Other revenues are adjusted for settlements of foreign currency earnings hedges.
The following additional adjustments are made to expenses, in the line items indicated, in calculating adjusted expenses:

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

Adjusted earnings also excludes the recognition of certain contingent assets and liabilities that could not be recognized at acquisition or adjusted for during the measurement period under GAAP business combination accounting guidance.
The tax impact of the adjustments mentioned above are calculated net of the U.S. or foreign statutory tax rate, which could differ from the Company’s effective tax rate. Additionally, the provision for income tax (expense) benefit also includes the impact related to the timing of certain tax credits, as well as certain tax reforms.
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the years ended December 31, 2017, 2016 and 2015 and at December 31, 2017 and 2016. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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
Segment net investment income is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact the Company’s consolidated net investment income, income (loss) from continuing operations, net of income tax or adjusted earnings.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

Year Ended December 31, 2017	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$23,632	$6,755	$2,693	$2,061	$4,144	$54	$39,339	$(347)	$38,992
Universal life and investment-type product policy fees	1,012	1,584	1,044	405	1,361	1	5,407	103	5,510
Net investment income	6,396	2,985	1,219	309	5,607	28	16,544	819	17,363
Other revenues	806	43	32	58	244	271	1,454	(113)	1,341
Net investment gains (losses)	—	—	—	—	—	—	—	(308)	(308)
Net derivative gains (losses)	—	—	—	—	—	—	—	(590)	(590)
Total revenues	31,846	11,367	4,988	2,833	11,356	354	62,744	(436)	62,308
Expenses
Policyholder benefits and claims and policyholder dividends	23,627	5,075	2,535	1,077	7,000	26	39,340	204	39,544
Interest credited to policyholder account balances	1,474	1,351	369	100	1,018	1	4,313	1,294	5,607
Capitalization of DAC	(458)	(1,710)	(364)	(414)	(82)	(8)	(3,036)	34	(3,002)
Amortization of DAC and VOBA	459	1,300	224	357	302	6	2,648	33	2,681
Amortization of negative VOBA	—	(111)	(1)	(19)	—	—	(131)	(9)	(140)
Interest expense on debt	11	—	5	—	24	1,105	1,145	(16)	1,129
Other expenses	3,682	3,613	1,479	1,376	1,365	894	12,409	544	12,953
Total expenses	28,795	9,518	4,247	2,477	9,627	2,024	56,688	2,084	58,772
Provision for income tax expense (benefit)	1,024	620	156	59	547	(688)	1,718	(3,188)	(1,470)
Adjusted earnings	$2,027	$1,229	$585	$297	$1,182	$(982)	4,338
Adjustments to:
Total revenues							(436)
Total expenses							(2,084)
Provision for income tax (expense) benefit							3,188
Income (loss) from continuing operations, net of income tax							$5,006		$5,006

At December 31, 2017	U.S.	Asia (1)	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Total assets	$255,428	$136,928	$79,670	$30,500	$183,160	$34,206	$719,892
Separate account assets	$81,243	$10,032	$56,218	$5,975	$51,533	$—	$205,001
Separate account liabilities	$81,243	$10,032	$56,218	$5,975	$51,533	$—	$205,001
__________________

(1)	Total assets includes $111.0 billion of assets from the Japan operations which represents 15% of total consolidated assets.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

Year Ended December 31, 2016	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$21,501	$6,902	$2,529	$2,027	$4,506	$40	$37,505	$(303)	$37,202
Universal life and investment-type product policy fees	989	1,488	1,025	391	1,436	2	5,331	152	5,483
Net investment income	6,206	2,707	1,084	318	5,944	178	16,437	353	16,790
Other revenues	784	61	34	73	581	110	1,643	42	1,685
Net investment gains (losses)	—	—	—	—	—	—	—	317	317
Net derivative gains (losses)	—	—	—	—	—	—	—	(690)	(690)
Total revenues	29,480	11,158	4,672	2,809	12,467	330	60,916	(129)	60,787
Expenses
Policyholder benefits and claims and policyholder dividends	21,591	5,211	2,443	1,067	7,523	41	37,876	(295)	37,581
Interest credited to policyholder account balances	1,302	1,298	328	112	1,042	6	4,088	1,088	5,176
Capitalization of DAC	(471)	(1,668)	(321)	(403)	(281)	(7)	(3,151)	(1)	(3,152)
Amortization of DAC and VOBA	471	1,236	184	408	736	8	3,043	(325)	2,718
Amortization of negative VOBA	—	(208)	(1)	(13)	—	—	(222)	(47)	(269)
Interest expense on debt	9	—	2	—	57	1,139	1,207	(50)	1,157
Other expenses	3,706	3,586	1,336	1,323	2,392	597	12,940	355	13,295
Total expenses	26,608	9,455	3,971	2,494	11,469	1,784	55,781	725	56,506
Provision for income tax expense (benefit)	976	479	158	42	292	(948)	999	(306)	693
Adjusted earnings	$1,896	$1,224	$543	$273	$706	$(506)	4,136
Adjustments to:
Total revenues							(129)
Total expenses							(725)
Provision for income tax (expense) benefit							306
Income (loss) from continuing operations, net of income tax							$3,588		$3,588

At December 31, 2016	U.S.	Asia (1)	Latin America	EMEA	MetLife Holdings	Corporate & Other (2)	Total
	(In millions)
Total assets	$253,926	$120,656	$67,233	$25,596	$183,832	$247,521	$898,764
Separate account assets	$85,950	$8,020	$48,455	$4,329	$48,823	$1	$195,578
Separate account liabilities	$85,950	$8,020	$48,455	$4,329	$48,823	$1	$195,578
__________________

(1)	Total assets includes $98.0 billion of assets from the Japan operations which represents 11% of total consolidated assets.

(2)	Includes assets of disposed subsidiary of $216,983 million at December 31, 2016.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

Year Ended December 31, 2015	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$20,861	$6,937	$2,581	$2,036	$4,545	$(92)	$36,868	$(465)	$36,403
Universal life and investment-type product policy fees	943	1,542	1,117	424	1,482	(4)	5,504	66	5,570
Net investment income	6,183	2,675	1,038	326	6,189	260	16,671	(466)	16,205
Other revenues	751	105	41	61	930	69	1,957	(30)	1,927
Net investment gains (losses)	—	—	—	—	—	—	—	609	609
Net derivative gains (losses)	—	—	—	—	—	—	—	629	629
Total revenues	28,738	11,259	4,777	2,847	13,146	233	61,000	343	61,343
Expenses
Policyholder benefits and claims and policyholder dividends	20,899	5,266	2,408	988	7,346	(114)	36,793	(293)	36,500
Interest credited to policyholder account balances	1,216	1,309	349	120	1,062	23	4,079	336	4,415
Capitalization of DAC	(493)	(1,720)	(341)	(472)	(410)	(3)	(3,439)	120	(3,319)
Amortization of DAC and VOBA	471	1,253	271	497	577	(1)	3,068	116	3,184
Amortization of negative VOBA	—	(309)	(1)	(16)	—	—	(326)	(35)	(361)
Interest expense on debt	4	—	—	—	55	1,169	1,228	(60)	1,168
Other expenses	3,685	3,611	1,429	1,469	2,694	935	13,823	282	14,105
Total expenses	25,782	9,410	4,115	2,586	11,324	2,009	55,226	466	55,692
Provision for income tax expense (benefit)	1,009	461	37	21	582	(366)	1,744	(154)	1,590
Adjusted earnings	$1,947	$1,388	$625	$240	$1,240	$(1,410)	4,030
Adjustments to:
Total revenues							343
Total expenses							(466)
Provision for income tax (expense) benefit							154
Income (loss) from continuing operations, net of income tax							$4,061		$4,061

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

The following table presents total premiums, universal life and investment-type product policy fees and other revenues by major product groups of the Company’s segments, as well as Corporate & Other:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Life insurance	$20,330	$20,436	$20,847
Accident & health insurance	14,002	14,128	13,109
Annuities	6,999	5,552	5,730
Property & casualty insurance	3,613	3,560	3,504
Non-insurance	899	694	710
Total	$45,843	$44,370	$43,900
The following table presents total premiums, universal life and investment-type product policy fees and other revenues associated with the Company’s U.S. and foreign operations:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
U.S.	$30,971	$29,166	$29,094
Foreign:
Japan	6,444	7,089	6,264
Other	8,428	8,115	8,542
Total	$45,843	$44,370	$43,900
Revenues derived from any customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2017, 2016 and 2015.
3. Dispositions
2017 Pending Disposition
On October 25, 2017, the Company entered into a definitive agreement to sell MetLife Afore, S.A. de C.V. (“MetLife Afore”), its pension fund management business in Mexico. As a result of the agreement, a loss of $98 million ($73 million, net of income tax), which includes a reduction to goodwill of $16 million, was recorded for the year ended December 31, 2017 and is reflected within net investment gains (losses).
At December 31, 2017, MetLife Afore reported $3.9 billion and $3.7 billion of total assets and total liabilities, respectively, which primarily consisted of $3.7 billion of separate account assets and liabilities. MetLife Afore’s results of operations are included in continuing operations and are reported in the Latin America segment. The transaction closed on February 20, 2018.
2017 Disposition
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
3. Dispositions (continued)

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
The loss recognized in connection with the Separation was $1,302 million, net of income tax, which included: (i) a $1,016 million loss on MetLife's retained investment in Brighthouse Financial, Inc., (ii) a $42 million net tax charge and (iii) a $306 million charge, net of income tax, for transaction costs, partially offset by a $61 million gain, net of income tax, for previously deferred intercompany gains realized upon Separation. The $42 million net tax charge is comprised of a $1,093 million tax separation agreement charge offset by $1,051 million of Separation tax benefits. Of the $1,302 million total loss, net of income tax, a $131 million loss, net of income tax, was reported within continuing operations as (i) a $693 million net investment loss, (ii) a $147 million charge within policyholder benefits and claims, (iii) a $218 million charge within other expenses, and (iv) a $927 million income tax benefit. The remaining $1,171 million loss was reported within discontinued operations, which primarily includes a tax-related charge.
MetLife, Inc. retained the remaining ownership interest of 22,996,436 shares, or 19.2%, of Brighthouse Financial, Inc. common stock and recognized its investment in Brighthouse Financial, Inc. common stock based on the NASDAQ reported market price. The Company elected to record the investment under the FVO as an observable measure of estimated fair value that is aligned with the Company’s intent to divest of the retained shares as soon as practicable. Subsequent changes in estimated fair value of the investment are recorded to net investment gains (losses).The estimated fair value of the Brighthouse Financial, Inc. common stock held by the Company (“FVO Brighthouse Common Stock”) as of December 31, 2017 was $1.3 billion reported within FVO securities. The Company recorded a $1,016 million mark-to-market loss on its retained investment in Brighthouse Financial, Inc. to net investment gains (losses) at the Separation date and an additional $95 million loss to net investment gains (losses) for the change in Brighthouse Financial, Inc.’s common stock share price from the Separation date to December 31, 2017.
In 2016, the Company recorded a non-cash charge of $260 million ($223 million, net of income tax) for the impairment of Brighthouse goodwill included in discontinued operations. As of the Separation date, the Company evaluated the assets of Brighthouse for potential impairment, and determined that no additional impairment charge was required.
The Company incurred pre-tax Separation-related transaction costs of $470 million for the year ended December 31, 2017, primarily related to fees for the terminations of financing arrangements and professional services. The Company incurred pre-tax Separation-related transaction costs of $212 million for the year ended December 31, 2016 primarily related to professional services. For the year ended December 31, 2017, the Company reported $333 million within discontinued operations for fees for the terminations of financing arrangements and costs required to complete the Separation. All other Separation-related transaction costs are recorded in other expenses and reported within continuing operations.
In connection with the Separation, MetLife, Inc. terminated various support agreements with Brighthouse.
Agreements
In connection with the Separation, MetLife and Brighthouse entered into various agreements. The significant agreements were as follows:
Master Separation Agreement
MetLife entered into a master separation agreement with Brighthouse prior to the completion of the distribution. The master separation agreement sets forth agreements with Brighthouse relating to the ownership of certain assets and the allocation of certain liabilities in connection with the Separation. It also sets forth other agreements governing the relationship with Brighthouse after the distribution, including certain payment obligations between the parties.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
3. Dispositions (continued)

Tax Agreements
Immediately prior to the Separation, MetLife entered into a tax separation agreement with Brighthouse. Among other things, the tax separation agreement governs the allocation between MetLife and Brighthouse of the responsibility for the taxes of the MetLife group. The tax separation agreement also allocates rights, obligations and responsibilities in connection with certain administrative matters relating to the preparation of tax returns and control of tax audits and other proceedings relating to taxes. For the taxable periods prior to Separation, MetLife and Brighthouse have joint and several liability for the MetLife consolidated U.S. federal income tax returns’ current taxes (and the benefits of tax attributes such as losses) allocated to Brighthouse. The tax separation agreement provides that the Brighthouse allocation of taxes could vary depending upon the outcome of Internal Revenue Service (“IRS”) examinations. Upon Separation, MetLife, Inc. recorded a current income tax receivable of $1.4 billion and a corresponding payable to Brighthouse reported in other liabilities. On October 2, 2017, in accordance with the tax separation agreement, $729 million of this amount was paid by MetLife, Inc. to Brighthouse.
As part of the tax separation agreement, MetLife, Inc. is liable for the U.S. federal income tax cost of a discrete Separation‑related tax charge incurred by Brighthouse. The income tax charge arises from the recapture of certain tax benefits incurred prior to Separation, and is caused by the deconsolidation of Brighthouse from the MetLife tax group at Separation. As a result, MetLife, Inc. recorded a decrease to current income tax recoverable and a charge to provision for income tax expense (benefit) of $1,093 million, which was reported in discontinued operations for the Company.
Additionally, MetLife, Inc. has the right to receive future payments from Brighthouse for a tax asset that Brighthouse received as a result of restructuring prior to the Separation. Included in other assets at December 31, 2017, is a receivable from Brighthouse of $333 million related to these future payments, after a reduction of $222 million as a result of U.S. Tax Reform.
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
In July 2017, MetLife, Inc. contributed the voting common interests of Brighthouse Holdings, LLC, a subsidiary of MetLife, Inc. at that time, to Brighthouse Financial, Inc. Brighthouse Holdings, LLC was at that time an intermediate holding company which owned all of the subsidiaries within Brighthouse.
In August 2017, Brighthouse Financial, Inc. paid a cash dividend to MetLife, Inc. of $1.8 billion in connection with the Separation.
Termination of Financing Arrangements
In April 2017, MetLife, Inc. and MetLife Reinsurance Company of South Carolina (“MRSC”) terminated the MRSC collateral financing arrangement associated with secondary guarantees. As a result, the $2.8 billion collateral financing arrangement liability outstanding was extinguished utilizing $2.8 billion of assets held in trust, with the remaining $590 million of assets held in trust returned to MetLife, Inc. as a cash return of capital from a subsidiary. Total fees associated with the termination were $37 million and were reported in discontinued operations.
In April 2017, MetLife, Inc. and MetLife Reinsurance Company of Vermont (“MRV”) terminated the $4.3 billion committed facility, and MetLife, Inc. and MRSC terminated the $3.5 billion committed facility. Total fees associated with the terminations were $257 million and were reported in discontinued operations.
See Note 14 for information on the junior subordinated debentures in connection with the Separation.
New Financing Arrangements
In April 2017, BRCD entered into a new financing arrangement with a pool of highly rated third-party reinsurers with a total capacity of $10.0 billion. This financing arrangement consists of credit-linked notes that each have a term of 20 years.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
3. Dispositions (continued)

In June 2017, Brighthouse Holdings, LLC issued 50,000 units of 6.50% fixed rate cumulative preferred units to MetLife, Inc. and in turn MetLife, Inc. sold the preferred units to third-party investors, for net proceeds of $49 million.
In June 2017, Brighthouse Financial, Inc. issued $1.5 billion of senior notes due in June 2027 (the “2027 Senior Notes”) which bear interest at a fixed rate of 3.70%, payable semi-annually. Also in June 2017, Brighthouse Financial, Inc. issued $1.5 billion of senior notes due in June 2047 (the “2047 Senior Notes,” and together with the 2027 Senior Notes, the “Senior Notes”) which bear interest at a fixed rate of 4.70%, payable semi-annually. In connection with the issuance of the Senior Notes, MetLife, Inc. had initially guaranteed the Senior Notes on a senior unsecured basis. The guarantee was released, in accordance with its terms, upon Separation.
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
Ongoing Transactions with Brighthouse
The Company considered all of its continuing involvement with Brighthouse in determining whether to deconsolidate and present Brighthouse results as discontinued operations, including the agreements described above and the ongoing transactions described below.
The Company entered into reinsurance, committed facility, structured settlement, and contract administrative services transactions with Brighthouse in the normal course of business and such transactions will continue based upon business needs. In addition, prior to and in connection with the Separation, the Company entered into various other agreements with Brighthouse for services necessary for both the Company and Brighthouse to conduct their activities. Intercompany transactions prior to the Separation between the Company and Brighthouse are eliminated and excluded from the consolidated statements of operations and consolidated balance sheets. Transactions between the Company and Brighthouse that continue after the Separation are included on the Company’s consolidated statements of operations and consolidated balance sheets.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
3. Dispositions (continued)

Reinsurance
The Company entered into reinsurance transactions with Brighthouse in the normal course of business and such transactions will continue based upon business needs. Information regarding the significant effects of reinsurance transactions with Brighthouse was as follows:

	Included on Consolidated Statements of Operations	Excluded from Consolidated Statements of Operations
	Year Ended December 31,	Years Ended December 31,
	2017 (1)	2017 (2)	2016	2015
	(In millions)
Premiums
Reinsurance assumed	$183	$248	$462	$416
Reinsurance ceded	(4)	(7)	(9)	(8)
Net premiums	$179	$241	$453	$408
Universal life and investment-type product policy fees
Reinsurance assumed	$(4)	$(6)	$(2)	$2
Reinsurance ceded	(44)	(55)	(102)	(114)
Net universal life and investment-type product policy fees	$(48)	$(61)	$(104)	$(112)
Policyholder benefits and claims
Reinsurance assumed	$150	$196	$385	$330
Reinsurance ceded	(22)	(16)	(23)	(28)
Net policyholder benefits and claims	$128	$180	$362	$302
Interest credited to policyholder account balances
Reinsurance assumed	$6	$10	$16	$14
Reinsurance ceded	(30)	(42)	(75)	(78)
Net interest credited to policyholder account balances	$(24)	$(32)	$(59)	$(64)
Other expenses
Reinsurance assumed	$39	$10	$88	$76
Reinsurance ceded	7	(28)	(29)	(45)
Net other expenses	$46	$(18)	$59	$31
__________________

(1)	Includes transactions after the Separation.

(2)	Includes transactions prior to the Separation.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
3. Dispositions (continued)

Information regarding the significant effects of reinsurance transactions with Brighthouse included on the consolidated balance sheets was as follows at:

	December 31, 2017
	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$167	$1,793
Deferred policy acquisition costs and value of business acquired	384	(40)
Total assets	$551	$1,753
Liabilities
Future policy benefits	$1,734	$—
Other policy-related balances	119	28
Other liabilities	1,458	19
Total liabilities	$3,311	$47
Investment Management
In connection with the Separation, the Company entered into investment management services agreements with Brighthouse. Each agreement has an initial term of 18 months after the date of Separation, after which period either party to the agreement is permitted to terminate upon notice to the other party. After the Separation, for the year ended December 31, 2017, the Company recognized $48 million in other revenues for services provided under the agreements. Prior to the Separation, for the year ended December 31, 2017, the Company charged Brighthouse $57 million for services provided under the agreements, which were intercompany transactions and eliminated and excluded from the consolidated statements of operations.
Debt
MRV and MetLife, Inc. have a $2.9 billion committed facility which is used as collateral for certain affiliated reinsurance liabilities. As of December 31, 2017, Brighthouse is a beneficiary of $2.4 billion of letters of credit issued under this committed facility and in consideration Brighthouse reimburses MetLife, Inc. a portion of the letter of credit fees. The Company entered into the committed facility with Brighthouse in the normal course of business and such transactions will continue based upon business needs.
See “— Transactions Prior to the Separation — Termination of Financing Arrangements” for additional transactions with Brighthouse.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
3. Dispositions (continued)

Transition Services
In connection with the Separation, the Company entered into a transition services agreement with Brighthouse for services necessary for Brighthouse to conduct its activities. The services are expected to continue up to 36 months, with certain services potentially to be made available for several years thereafter. After the Separation, for the year ended December 31, 2017, the Company recognized $140 million as a reduction to other expenses for transitional services provided under the agreement. Prior to the Separation, for the year ended December 31, 2017, the Company charged Brighthouse $191 million for services provided under the agreement, which were intercompany transactions and eliminated and excluded from the consolidated statements of operations.
Other
The Company has existing assumed structured settlement claim obligations as an assignment company for Brighthouse. These liabilities are measured at the present value of the periodic claims to be provided and reported as other policy-related balances. The Company receives a fee for assuming these claim obligations and, as the assignee of the claim, is legally obligated to ensure periodic payments are made to the claimant. The Company purchased annuities from Brighthouse to fund these obligations and designates payments to be made directly to the claimant by Brighthouse as the annuity writer. The aggregate contract values of annuities funding structured settlement claims are recorded as an asset for which the Company has also recorded an unpaid claim obligation reported in other policy-related balances. Such aggregated contract values were $1.3 billion at December 31, 2017. The Company entered into these transactions with Brighthouse in the normal course of business and such transactions will continue based upon business needs.
The Company provides services necessary for Brighthouse to conduct its business, which primarily include contract administrative services for certain Brighthouse investment-type products. After the Separation, for the year ended December 31, 2017, the Company recognized revenue of $54 million for administrative services provided to Brighthouse. Prior to the Separation, during the year ended December 31, 2017, the Company provided administrative services to Brighthouse for $73 million which were intercompany transactions and eliminated and excluded from the consolidated statements of operations. The Company entered into these transactions with Brighthouse in the normal course of business and such transactions will continue based upon business needs.
In connection with the Separation, the Company entered into an employee matters agreement with Brighthouse to allocate obligations and responsibilities relating to employee compensation and benefit plans and other related matters. The employee matters agreement provides that MetLife will reimburse Brighthouse for certain pension benefit payments, retiree health and life benefit payments and deferred compensation payments. Included in other liabilities at December 31, 2017, is a payable to Brighthouse of $186 million related to these future payments.
At December 31, 2017, the Company had a receivable from Brighthouse of $97 million related to services provided and a payable to Brighthouse of $50 million related to services received.
Discontinued Operations
The following table presents the amounts related to the operations and loss on disposal of Brighthouse that have been reflected in discontinued operations:

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
3. Dispositions (continued)

	For the Years Ended December 31,
	2017 (1)	2016	2015
	(In millions)
Revenues
Premiums	$820	$1,951	$2,142
Universal life and investment-type product policy fees	2,201	3,724	3,936
Net investment income	1,783	3,157	3,038
Other revenues	150	74	58
Total net investment gains (losses)	(48)	(140)	(48)
Net derivative gains (losses)	(1,061)	(5,886)	(466)
Total revenues	3,845	2,880	8,660
Expenses
Policyholder benefits and claims	2,217	4,487	3,612
Interest credited to policyholder account balances	620	1,107	1,195
Policyholder dividends	16	34	32
Goodwill impairment	—	260	—
Other expenses	853	1,333	2,043
Total expenses	3,706	7,221	6,882
Income (loss) from discontinued operations before provision for income tax and loss on disposal of discontinued operations	139	(4,341)	1,778
Provision for income tax expense (benefit)	(46)	(1,607)	454
Income (loss) from discontinued operations before loss on disposal of discontinued operations, net of income tax	185	(2,734)	1,324
Transaction costs associated with the Separation, net of income tax	(216)	—	—
Tax charges associated with the Separation	(955)	—	—
Income (loss) on disposal of discontinued operations, net of income tax	(1,171)	—	—
Income (loss) from discontinued operations, net of income tax	$(986)	$(2,734)	$1,324
__________________

(1)	Includes transactions prior to the Separation.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
3. Dispositions (continued)

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
3. Dispositions (continued)

In the consolidated statements of cash flows, the cash flows from discontinued operations are not separately classified. The following table presents selected financial information regarding cash flows of the discontinued operations.

	For the Years Ended December 31,
	2017	2016	2015
	(In millions)
Net cash provided by (used in):
Operating activities	$1,329	$3,697	$4,559
Investing activities	$(2,732)	$4,674	$(7,042)
Financing activities	$(367)	$(4,715)	$2,452
2016 Disposition
In July 2016, MetLife, Inc. completed the sale to Massachusetts Mutual Life Insurance Company (“MassMutual”) of its U.S. retail advisor force and certain assets associated with the MetLife Premier Client Group, including all of the issued and outstanding shares of MetLife’s affiliated broker-dealer, MetLife Securities, Inc. (“MSI”), a wholly-owned subsidiary of MetLife, Inc. (collectively, the “U.S. Retail Advisor Force Divestiture”) for $291 million. MassMutual assumed all of the liabilities related to such assets that arise or occur after the closing of the sale. The Company recorded a gain of $103 million ($58 million, net of income tax), in net investment gains (losses) for the year ended December 31, 2016. See Notes 10 and 17 for discussion of certain charges related to the sale.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)

4. Insurance
Insurance Liabilities
Insurance liabilities are comprised of future policy benefits, policyholder account balances and other policy-related balances. Information regarding insurance liabilities by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2017	2016
	(In millions)
U.S.	$136,065	$129,117
Asia	99,404	89,422
Latin America	16,758	14,760
EMEA	19,579	18,075
MetLife Holdings	103,372	104,271
Corporate & Other	829	(3,121)
Total	$376,007	$352,524
Future policy benefits are measured as follows:

Product Type:	Measurement Assumptions:
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

Nonparticipating life
Aggregate of the present value of future expected benefit payments and related expenses less the present value of future expected net premiums. Assumptions as to mortality and persistency are based upon the Company’s experience when the basis of the liability is established. Interest rate assumptions for the aggregate future policy benefit liabilities range from 2% to 11% for domestic business and less than 1% to 13% for international business.

Individual and group traditional fixed annuities after annuitization
Present value of future expected payments. Interest rate assumptions used in establishing such liabilities range from 1% to 11% for domestic business and less than 1% to 12% for international business.

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

Participating business represented 3% and 4% of the Company’s life insurance in-force at December 31, 2017 and 2016, respectively. Participating policies represented 15%, 16% and 17% of gross traditional life insurance premiums for the years ended December 31, 2017, 2016 and 2015, respectively.
Policyholder account balances are equal to: (i) policy account values, which consist of an accumulation of gross premium payments and investment performance; (ii) credited interest, ranging from less than 1% to 13% for domestic business and less than 1% to 12% for international business, less expenses, mortality charges and withdrawals; and (iii) fair value adjustments relating to business combinations.

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

Information regarding the liabilities for guarantees (excluding base policy liabilities and embedded derivatives) relating to annuity and universal and variable life contracts was as follows:

	Annuity Contracts		Universal and Variable Life Contracts
	GMDBs	GMIBs	Secondary Guarantees	Paid-Up Guarantees	Total
	(In millions)
Direct and Assumed:
Balance at January 1, 2015	$307	$463	$2,711	$288	$3,769
Incurred guaranteed benefits (1)	68	62	43	18	191
Paid guaranteed benefits	(11)	(1)	(28)	—	(40)
Balance at December 31, 2015	364	524	2,726	306	3,920
Incurred guaranteed benefits (1)	102	78	291	25	496
Paid guaranteed benefits	(15)	(1)	(28)	—	(44)
Balance at December 31, 2016	451	601	2,989	331	4,372
Incurred guaranteed benefits (1)	91	121	233	16	461
Paid guaranteed benefits	(14)	(2)	(34)	—	(50)
Balance at December 31, 2017	$528	$720	$3,188	$347	$4,783
Ceded:
Balance at January 1, 2015	$23	$6	$187	$201	$417
Incurred guaranteed benefits	(1)	—	31	13	43
Paid guaranteed benefits	(3)	—	—	—	(3)
Balance at December 31, 2015	19	6	218	214	457
Incurred guaranteed benefits	—	(1)	(27)	17	(11)
Paid guaranteed benefits	5	—	—	—	5
Balance at December 31, 2016	24	5	191	231	451
Incurred guaranteed benefits	4	1	50	11	66
Paid guaranteed benefits	6	—	—	—	6
Balance at December 31, 2017	$34	$6	$241	$242	$523
Net:
Balance at January 1, 2015	$284	$457	$2,524	$87	$3,352
Incurred guaranteed benefits	69	62	12	5	148
Paid guaranteed benefits	(8)	(1)	(28)	—	(37)
Balance at December 31, 2015	345	518	2,508	92	3,463
Incurred guaranteed benefits	102	79	318	8	507
Paid guaranteed benefits	(20)	(1)	(28)	—	(49)
Balance at December 31, 2016	427	596	2,798	100	3,921
Incurred guaranteed benefits	87	120	183	5	395
Paid guaranteed benefits	(20)	(2)	(34)	—	(56)
Balance at December 31, 2017	$494	$714	$2,947	$105	$4,260
__________________

(1)	Secondary guarantees include the effects of foreign currency translation of $78 million, $119 million and ($80) million at December 31, 2017, 2016 and 2015, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

Information regarding the Company’s guarantee exposure, which includes direct and assumed business, but excludes offsets from hedging or ceded reinsurance, if any, was as follows at:

	December 31,
	2017				2016
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1):
Variable Annuity Guarantees:
Total account value (2), (3)	$66,724		$26,223		$66,176		$25,335
Separate account value	$45,431		$24,336		$43,359		$23,330
Net amount at risk (2)	$1,238	(4)	$525	(5)	$1,842	(4)	$521	(5)
Average attained age of contractholders	65 years		65 years		64 years		65 years
Other Annuity Guarantees:
Total account value (3)	N/A		$1,424		N/A		$1,393
Net amount at risk	N/A		$569	(6)	N/A		$490	(6)
Average attained age of contractholders	N/A		50 years		N/A		50 years

	December 31,
	2017		2016
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts (1):
Total account value (3)	$9,036	$3,207	$8,363	$3,337
Net amount at risk (7)	$66,956	$16,615	$70,225	$17,785
Average attained age of policyholders	56 years	63 years	55 years	62 years
__________________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	Includes amounts, which are not reported on the consolidated balance sheets, from assumed variable annuity guarantees from the Company’s former operating joint venture in Japan.

(3)	Includes the contractholder’s investments in the general account and separate account, if applicable.

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

Account balances of contracts with guarantees were invested in separate account asset classes as follows at:

	December 31,
	2017	2016 (1)
	(In millions)
Fund Groupings:
Equity	$23,213	$21,169
Balanced	20,859	20,070
Bond	5,983	5,827
Money Market	252	218
Total	$50,307	$47,284
__________________

(1)	Account balances at December 31, 2016 decreased in total by $6.7 billion from those amounts previously reported to correct for the inclusion of contracts without guarantees.
Obligations Under Funding Agreements
The Company issues fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain unconsolidated special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the years ended December 31, 2017, 2016 and 2015, the Company issued $42.7 billion, $39.7 billion and $35.1 billion, respectively, and repaid $41.4 billion, $38.5 billion and $35.5 billion, respectively, of such funding agreements. At December 31, 2017 and 2016, liabilities for funding agreements outstanding, which are included in policyholder account balances, were $34.2 billion and $30.8 billion, respectively.
Certain of the Company’s subsidiaries are members of regional banks in the FHLB system (“FHLBanks”). Holdings of common stock of FHLBanks, included in equity securities, were as follows at:

	December 31,
	2017	2016
	(In millions)
FHLB of New York	$733	$748
FHLB of Des Moines	$35	$35
FHLB of Pittsburgh	$11	$11

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

Such subsidiaries have also entered into funding agreements with FHLBanks and a subsidiary of the Federal Agricultural Mortgage Corporation, a federally chartered instrumentality of the U.S. (“Farmer Mac”). The liability for such funding agreements is included in policyholder account balances. Information related to such funding agreements was as follows at:

	Liability		Collateral
	December 31,
	2017	2016	2017		2016
	(In millions)
FHLB of New York (1)	$14,445	$14,445	$16,605	(2)	$16,828	(2)
Farmer Mac (3)	$2,550	$2,550	$2,644		$2,645
FHLB of Des Moines (1)	$625	$625	$701	(2)	$811	(2)
FHLB of Pittsburgh (1)	$250	$250	$311	(2)	$383	(2)
__________________

(1)
Represents funding agreements issued to the applicable FHLBank in exchange for cash and for which such FHLBank has been granted a lien on certain assets, some of which are in the custody of such FHLBank, including residential mortgage-backed securities (“RMBS”), to collateralize obligations under advances evidenced by funding agreements. The applicable subsidiary of the Company is permitted to withdraw any portion of the collateral in the custody of such FHLBank as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by such subsidiary, the applicable FHLBank’s recovery on the collateral is limited to the amount of such subsidiary’s liability to such FHLBank.

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

Liabilities for Unpaid Claims and Claim Expenses
The following is information about incurred and paid claims development by segment as of December 31, 2017. Such amounts are presented net of reinsurance, and are not discounted. The tables present claims development and cumulative claim payments by incurral year. The development tables are only presented for significant short-duration product liabilities within each segment. Where practical, up to 10 years of history has been provided. In order to eliminate potential fluctuations related to foreign exchange rates, liabilities and payments denominated in a foreign currency have been translated using the 2017 year end spot rates for all periods presented. The information about incurred and paid claims development prior to 2016 is presented as supplementary information, as described in Note 1.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

U.S.
Group Life - Term

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance							At December 31, 2017
	For the Years Ended December 31,							Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2011	2012	2013	2014	2015	2016	2017
	(Dollars in millions)
2011	$6,318	$6,290	$6,293	$6,269	$6,287	$6,295	$6,294	$1	207,301
2012		6,503	6,579	6,569	6,546	6,568	6,569	3	208,626
2013			6,637	6,713	6,719	6,720	6,730	15	210,643
2014				6,986	6,919	6,913	6,910	5	210,797
2015					7,040	7,015	7,014	12	211,597
2016						7,125	7,085	21	206,610
2017							7,432	898	186,954
Total							48,034
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance							(46,136)
All outstanding liabilities for incurral years prior to 2011, net of reinsurance							5
Total unpaid claims and claim adjustment expenses, net of reinsurance							$1,903

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	(Unaudited)
Incurral Year	2011	2012	2013	2014	2015	2016	2017
	(In millions)
2011	$4,982	$6,194	$6,239	$6,256	$6,281	$6,290	$6,292
2012		5,132	6,472	6,518	6,532	6,558	6,565
2013			5,216	6,614	6,664	6,678	6,711
2014				5,428	6,809	6,858	6,869
2015					5,524	6,913	6,958
2016						5,582	6,980
2017							5,761
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance							$46,136
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration as of December 31, 2017:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7
Group Life - Term	78.3%	20.0%	0.7%	0.2%	0.4%	0.1%	—%

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

Group Long-Term Disability

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance							At December 31, 2017
	For the Years Ended December 31,							Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2011	2012	2013	2014	2015	2016	2017
	(Dollars in millions)
2011	$955	$916	$894	$914	$924	$923	$918	$—	21,642
2012		966	979	980	1,014	1,034	1,037	—	20,085
2013			1,008	1,027	1,032	1,049	1,070	—	21,123
2014				1,076	1,077	1,079	1,101	—	22,838
2015					1,082	1,105	1,093	4	21,136
2016						1,131	1,139	26	17,585
2017							1,244	585	9,258
Total							7,602
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance							(3,006)
All outstanding liabilities for incurral years prior to 2011, net of reinsurance							2,539
Total unpaid claims and claim adjustment expenses, net of reinsurance							$7,135

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	(Unaudited)
Incurral Year	2011	2012	2013	2014	2015	2016	2017
	(In millions)
2011	$44	$217	$337	$411	$478	$537	$588
2012		43	229	365	453	524	591
2013			43	234	382	475	551
2014				51	266	428	526
2015					50	264	427
2016						49	267
2017							56
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance							$3,006
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration as of December 31, 2017:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7
Group Long-Term Disability	4.4%	18.8%	13.9%	8.5%	7.1%	6.4%	5.6%
Significant Methodologies and Assumptions
Group Life - Term and Group Long-Term Disability incurred but not paid (“IBNP”) liabilities are developed using a combination of loss ratio and development methods. Claims in the course of settlement are then subtracted from the IBNP liabilities, resulting in the IBNR liabilities. The loss ratio method is used in the period in which the claims are neither sufficient nor credible. In developing the loss ratios, any material rate increases that could change the underlying premium without affecting the estimated incurred losses are taken into account. For periods where sufficient and credible claim data exists, the development method is used based on the claim triangles which categorize claims according to both the period in which they were incurred and the period in which they were paid, adjudicated or reported. The end result is a triangle of known data that is used to develop known completion ratios and factors. Claims paid are then subtracted from the estimated ultimate incurred claims to calculate the IBNP liability.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

An expense liability is held for the future expenses associated with the payment of incurred but not yet paid claims (IBNR and pending). This is expressed as a percentage of the underlying claims liability and is based on past experience and the anticipated future expense structure.
For Group Life - Term and Group Long-Term Disability, first year incurred claims and allocated loss adjustment expenses increased in 2017 compared to the 2016 incurral year due to the growth in the size of the business.
There were no significant changes in methodologies during 2017. The assumptions used in calculating the unpaid claims and claim adjustment expenses for Group Life - Term and Group Long-Term Disability are updated annually to reflect emerging trends in claim experience.
No additional premiums or return premiums have been accrued as a result of the prior year development.
Liabilities for Group Life - Term unpaid claims and claim adjustment expenses are not discounted.
The liabilities for Group Long-Term Disability unpaid claims and claim adjustment expenses were $6.0 billion and $5.8 billion at December 31, 2017 and 2016, respectively. These amounts were discounted using interest rates ranging from 3% to 8%, based on the incurral year. The total discount applied to these liabilities was $1.3 billion at both December 31, 2017 and 2016. The amount of interest accretion recognized was $510 million, $565 million and $517 million for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts were reflected in policyholder benefits and claims.
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
The Group Long-Term Disability IBNR included in the development tables above was developed using discounted cash flows, and is presented on a discounted basis.
Property & Casualty - Auto Liability

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance										At December 31, 2017
	For the Years Ended December 31,										Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	(Dollars in millions)
2008	$818	$839	$828	$805	$799	$794	$793	$791	$790	$791	$—	200,517
2009		862	877	853	826	823	817	815	815	814	—	201,579
2010			863	873	853	847	833	826	825	822	1	202,098
2011				863	876	869	855	846	843	843	2	202,513
2012					882	881	869	851	846	847	3	196,928
2013						911	900	882	878	876	6	201,297
2014							897	910	913	910	12	203,560
2015								975	984	979	30	207,485
2016									1,012	1,002	77	204,497
2017										957	161	173,607
Total										8,841
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										(7,672)
All outstanding liabilities for incurral years prior to 2008, net of reinsurance										27
Total unpaid claims and claim adjustment expenses, net of reinsurance										$1,196

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	(Unaudited)
Incurral Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	(In millions)
2008	$304	$553	$657	$725	$764	$778	$785	$787	$788	$789
2009		321	563	681	755	789	803	810	813	813
2010			319	572	695	762	796	810	816	818
2011				324	590	711	777	810	825	831
2012					333	600	715	783	815	831
2013						346	618	743	809	843
2014							352	648	777	844
2015								384	691	822
2016									396	702
2017										379
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										$7,672
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration as of December 31, 2017:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Auto Liability	39.3%	31.3%	14.0%	7.9%	4.0%	1.8%	0.9%	0.5%	0.1%	0.2%
Property & Casualty - Home

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance										At December 31, 2017
	For the Years Ended December 31,										Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	(Dollars in millions)
2008	$644	$636	$599	$590	$588	$589	$588	$586	$585	$585	$—	127,479
2009		506	523	510	507	503	501	498	497	497	—	106,616
2010			573	589	587	584	582	581	580	579	—	115,510
2011				891	868	843	840	835	835	834	—	166,455
2012					714	713	703	698	696	694	2	146,536
2013						654	652	635	635	634	4	107,525
2014							707	702	704	705	7	113,604
2015								759	753	752	12	107,073
2016									740	743	20	106,537
2017										747	66	106,915
Total										6,770
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										(6,545)
All outstanding liabilities for incurral years prior to 2008, net of reinsurance										1
Total unpaid claims and claim adjustment expenses, net of reinsurance										$226

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	(Unaudited)
Incurral Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	(In millions)
2008	$446	$558	$574	$579	$582	$583	$584	$584	$584	$584
2009		385	476	486	492	495	495	496	496	496
2010			436	546	562	571	574	577	578	578
2011				690	804	819	825	827	830	832
2012					559	668	681	687	689	690
2013						505	604	618	626	628
2014							574	670	685	692
2015								603	717	731
2016									593	704
2017										610
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										$6,545
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration as of December 31, 2017:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	$6	7	8	9	10
Home	80.5%	14.8%	2.3%	1.0%	0.6%	0.3%	0.2%	0.1%	—%	0.1%
Significant Methodologies and Assumptions
The liability for unpaid claim and claim adjustment expenses for the Property & Casualty business is determined by examining the historical claims and allocated claim adjustment expenses data. This data, which is gross of salvage and subrogation, is classified by incurral year and coverage and includes paid claims data and reported liabilities. For homeowners and auto liability injury claims, the reported liabilities are set by the Company’s claims adjusters based on the individual case, and a supplemental liability is added based on the historical development of reported claims. These supplemental liabilities are estimated by coverage based on adjusted report year data triangles developed to estimate ultimate claim liability. Adjustments are made for settlement rates and average case liabilities. For auto non-injury claims, the Company holds an average statistical liability for every reported claim. This statistical liability is based on an estimated average payment that varies by coverage, report year and state. These average estimated payments are updated monthly.
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
There were no significant changes in methodologies or assumptions during 2017.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

Asia
Group Disability & Group Life

		Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance							At December 31, 2017
		For the Years Ended December 31,							Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
		(Unaudited)
Incurral Year	2010	2011	2012	2013	2014	2015	2016	2017
	(Dollars in millions)
2010	$82	$78	$84	$107	$107	$103	$135	$144	$24	2,490
2011		64	67	88	88	94	124	132	24	2,629
2012			98	104	103	118	119	122	10	3,962
2013				148	150	174	168	167	19	4,448
2014					297	279	256	256	54	5,020
2015						280	267	271	78	4,473
2016							234	238	102	2,314
2017								303	215	1,456
Total								1,633
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance								(1,108)
All outstanding liabilities for incurral years prior to 2010, net of reinsurance								27
Total unpaid claims and claim adjustment expenses, net of reinsurance								$552

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	(Unaudited)
Incurral Year	2010	2011	2012	2013	2014	2015	2016	2017
	(In millions)
2010	$20	$40	$53	$65	$79	$89	$114	$121
2011		13	40	54	67	81	102	109
2012			30	65	85	99	106	112
2013				44	99	121	136	149
2014					69	144	180	202
2015						81	154	192
2016							66	135
2017								88
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance								$1,108
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration as of December 31, 2017:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8
Group Disability & Group Life	23.6%	25.8%	13.0%	9.3%	8.6%	8.9%	11.3%	5.5%
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

For Group Disability, the IBNR liability is calculated by applying a percentage to premiums in-force based on the expected delay as evidenced by the experience in the portfolio. This is then allocated back into different incurral years based on an assumed run-off. A claims in course of payment liability is also calculated for claims that have been admitted and are in the course of payment. The assumptions employed are based on economic conditions and industry experience, as adjusted for the Company’s own experience.
An expense liability is held for the future expenses associated with the payment of incurred but not yet paid claims. This is expressed as a percentage of the underlying claims liability and is based on past experience and the future expense structure.
There were no significant changes in methodologies or assumptions during 2017.
No additional premiums or return premiums have been accrued as a result of the prior year development.
The liabilities for unpaid claims and claim adjustment expenses were $756 million and $627 million at December 31, 2017 and 2016, respectively. These amounts were discounted using interest rates ranging from 3% to 7%, based on the incurral year. The total discount applied to these liabilities was $57 million and $42 million at December 31, 2017 and 2016, respectively. The amount of interest accretion recognized was $26 million, $22 million and $20 million for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts were reflected in policyholder benefits and claims.
The Company tracks claim frequency by the number of reported claims as identified by a unique claim number assigned to individual claimants. Claim counts include claims that do not ultimately result in a liability. A liability is only established for those claims that are expected to result in a liability, based on historical factors.
Latin America
Protection Life

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance										At December 31, 2017
	For the Years Ended December 31,										Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	(Dollars in millions)
2008	$208	$277	$281	$282	$283	$283	$283	$283	$283	$284	$—	31,642
2009		236	319	324	325	325	325	326	326	327	—	31,322
2010			259	333	340	341	342	342	342	343	—	33,386
2011				150	229	236	237	238	238	235	—	28,103
2012					159	215	221	222	223	221	—	29,244
2013						176	246	253	254	253	—	33,170
2014							252	381	392	361	1	41,566
2015								330	470	440	2	47,111
2016									359	456	14	40,972
2017										372	117	25,103
Total										3,292
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										(3,024)
All outstanding liabilities for incurral years prior to 2008, net of reinsurance										12
Total unpaid claims and claim adjustment expenses, net of reinsurance										$280

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	(Unaudited)
Incurral Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	(In millions)
2008	$205	$271	$276	$277	$277	$277	$277	$278	$278	$281
2009		234	311	316	317	317	317	317	317	321
2010			239	311	318	319	319	319	320	322
2011				147	225	231	232	232	232	234
2012					157	212	217	218	219	219
2013						172	238	243	244	244
2014							226	336	342	346
2015								271	379	404
2016									245	437
2017										216
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										$3,024
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration as of December 31, 2017:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Protection Life	65.1%	27.8%	2.3%	0.5%	0.1%	—%	0.2%	0.2%	0.6%	1.3%
Protection Health

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance										At December 31, 2017
	For the Years Ended December 31,										Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	(Dollars in millions)
2008	$133	$149	$151	$151	$151	$152	$152	$152	$152	$154	$—	89,217
2009		153	171	173	173	174	174	174	174	177	—	92,530
2010			180	201	202	203	204	204	204	207	—	96,276
2011				216	240	242	243	243	243	240	—	105,965
2012					209	235	237	237	238	236	—	99,498
2013						226	255	257	258	255	1	103,110
2014							235	261	263	261	2	96,260
2015								202	229	231	3	84,678
2016									265	305	7	101,478
2017										383	48	101,116
Total										2,449
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										(2,365)
All outstanding liabilities for incurral years prior to 2008, net of reinsurance										3
Total unpaid claims and claim adjustment expenses, net of reinsurance										$87

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	(Unaudited)
Incurral Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	(In millions)
2008	$133	$149	$151	$151	$151	$152	$152	$152	$152	$154
2009		153	171	173	173	174	174	174	174	177
2010			180	201	202	203	203	204	204	207
2011				216	240	242	243	243	243	240
2012					209	235	237	237	238	236
2013						226	255	257	258	255
2014							233	259	262	258
2015								202	229	228
2016									249	298
2017										312
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										$2,365
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration as of December 31, 2017:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Protection Health	86.7%	11.2%	0.6%	0.1%	—%	—%	(0.3)%	0.5%	0.8%	1.4%
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
For Protection Health products, claim duration can be very long due to the multiple incidences over time that may occur for a single claim. The number of claims reported per year is based on the original claim occurrence date for each individual claim. Any subsequent claims that are considered part of the original claim occurrence are not counted as a new claim. For Protection Life products, claims are based upon individual death claims.
During 2017, there was an increase in first year incurred claims and allocated loss adjustment expenses as compared to 2016 due to an increase in claims duration experience for one product and due to an overall increase in sales of certain plan sponsored and individual protection health products.
There were no significant changes in methodologies or assumptions during 2017.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claim Adjustment Expenses
The reconciliation of the net incurred and paid claims development tables to the liability for unpaid claims and claims adjustment expenses on the consolidated balance sheet was as follows at:

	December 31, 2017
	(In millions)
Short-Duration:
Unpaid claims and allocated claims adjustment expenses, net of reinsurance:
U.S.:
Group Life - Term	$1,903
Group Long-Term Disability	7,135
Property & Casualty - Auto	1,196
Property & Casualty - Home	226
Total		$10,460
Asia - Group Disability & Group Life		552
Latin America:
Protection Life	280
Protection Health	87
Total		367
Other insurance lines - all segments combined		970
Total unpaid claims and allocated claims adjustment expenses, net of reinsurance		12,349

Reinsurance recoverables on unpaid claims:
U.S.:
Group Life - Term	16
Group Long-Term Disability	95
Property & Casualty - Auto	73
Property & Casualty - Home	5
Total		189
Asia - Group Disability & Group Life		261
Latin America:
Protection Life	4
Protection Health	4
Total		8
Other insurance lines - all segments combined		203
Total reinsurance recoverable on unpaid claims		661
Total unpaid claims and allocated claims adjustment expense		13,010
Unallocated claims adjustment expenses		107
Discounting		(1,328)
Liability for unpaid claims and claim adjustment liabilities - short-duration		11,789
Liability for unpaid claims and claim adjustment liabilities - all long-duration lines		5,305
Total liability for unpaid claims and claim adjustment expense (included in future policy benefits and other policy-related balances)		$17,094

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Years Ended December 31,
	2017	2016 (1)	2015 (2)
	(In millions)
Balance at December 31 of prior period	$16,157	$9,669	$9,525
Less: Reinsurance recoverables	1,968	476	454
Net balance at December 31 of prior period	14,189	9,193	9,071
Cumulative adjustment (3)	—	4,819	—
Net balance at January 1,	14,189	14,012	9,071
Incurred related to:
Current year	24,370	24,011	9,533
Prior years (4)	133	382	(78)
Total incurred	24,503	24,393	9,455
Paid related to:
Current year	(18,525)	(18,696)	(6,759)
Prior years	(5,271)	(5,520)	(2,574)
Total paid	(23,796)	(24,216)	(9,333)
Net balance at December 31,	14,896	14,189	9,193
Add: Reinsurance recoverables	2,198	1,968	476
Balance at December 31,	$17,094	$16,157	$9,669
__________________

(1)
In addition to the revisions discussed in Note 1, at December 31, 2016, the Net balance decreased by $736 million and the Reinsurance recoverables increased by $742 million from those amounts previously reported primarily to correct for the improper classification of reinsurance recoverables.

(2)	Limited to property & casualty, group accident and non-medical health policies and contracts.

(3)
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

(4)
During 2017, as a result of changes in estimates of insured events in the respective prior year, claims and claim adjustment expenses associated with prior years increased due to events incurred in prior years but reported during current year. During 2016, as a result of changes in estimates of insured events in the respective prior year, claims and claim adjustment expenses associated with prior years increased due to the implementation of new guidance related to short-duration contracts. During 2015, as a result of changes in estimates of insured events in the respective prior year, claims and claim adjustment expenses associated with prior years decreased due to a reduction in prior year automobile bodily injury and homeowners’ severity.

Separate Accounts
Separate account assets and liabilities include two categories of account types: pass-through separate accounts totaling $148.2 billion and $134.5 billion at December 31, 2017 and 2016, respectively, for which the policyholder assumes all investment risk, and separate accounts for which the Company contractually guarantees either a minimum return or account value to the policyholder which totaled $56.8 billion and $61.1 billion at December 31, 2017 and 2016, respectively. The latter category consisted primarily of guaranteed interest contracts. The average interest rate credited on these contracts was 2.34% and 2.35% at December 31, 2017 and 2016, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

For the years ended December 31, 2017, 2016 and 2015, there were no investment gains (losses) on transfers of assets from the general account to the separate accounts.

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)

Information regarding DAC and VOBA was as follows:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
DAC:
Balance at January 1,	$13,830	$13,464	$13,024
Capitalizations	3,002	3,152	3,319
Amortization related to:
Net investment gains (losses) and net derivative gains (losses)	60	229	(150)
Other expenses	(2,426)	(2,555)	(2,590)
Total amortization	(2,366)	(2,326)	(2,740)
Unrealized investment gains (losses)	(525)	(171)	443
Effect of foreign currency translation and other	848	(289)	(582)
Balance at December 31,	14,789	13,830	13,464
VOBA:
Balance at January 1,	3,760	3,966	4,705
Amortization related to:
Net investment gains (losses) and net derivative gains (losses)	—	(3)	(1)
Other expenses	(315)	(389)	(443)
Total amortization	(315)	(392)	(444)
Unrealized investment gains (losses)	(4)	8	5
Effect of foreign currency translation and other	189	178	(300)
Balance at December 31,	3,630	3,760	3,966
Total DAC and VOBA:
Balance at December 31,	$18,419	$17,590	$17,430
Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2017	2016
	(In millions)
U.S.	$614	$616
Asia	9,261	8,707
Latin America	2,050	1,808
EMEA	1,673	1,472
MetLife Holdings	4,797	5,246
Corporate & Other	24	(259)
Total	$18,419	$17,590

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)

Information regarding other intangibles was as follows:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
DSI:
Balance at January 1,	$241	$242	$224
Capitalization	16	22	28
Amortization	(29)	(23)	(30)
Unrealized investment gains (losses)	(6)	—	20
Effect of foreign currency translation	(2)	—	—
Balance at December 31,	$220	$241	$242
VODA and VOCRA:
Balance at January 1,	$509	$583	$692
Amortization	(51)	(57)	(56)
Effect of foreign currency translation	1	(17)	(53)
Balance at December 31,	$459	$509	$583
Accumulated amortization	$345	$294	$237
Negative VOBA:
Balance at January 1,	$935	$1,193	$1,596
Amortization	(140)	(269)	(361)
Effect of foreign currency translation and other	32	11	(42)
Balance at December 31,	$827	$935	$1,193
Accumulated amortization	$3,174	$3,034	$2,765
The estimated future amortization expense (credit) to be reported in other expenses for the next five years was as follows:

	VOBA	VODA and VOCRA	Negative VOBA
	(In millions)
2018	$293	$47	$(60)
2019	$272	$43	$(40)
2020	$248	$40	$(41)
2021	$222	$36	$(40)
2022	$208	$33	$(38)
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
Asia, Latin America and EMEA
For certain of its life insurance products, the Company currently reinsures risks in excess of $5 million to external reinsurers on a yearly renewable term basis. The Company may also reinsure certain risks with external reinsurers depending upon the nature of the risk and local regulatory requirements. For selected large corporate clients, the Company reinsures group employee benefits or credit insurance business with various client-affiliated reinsurance companies, covering policies issued to the employees or customers of the clients. Additionally, the Company cedes and assumes risk with other insurance companies when either company requires a business partner with the appropriate local licensing to issue certain types of policies in certain jurisdictions. In these cases, the assuming company typically underwrites the risks, develops the products and assumes most or all of the risk. The Company also has reinsurance agreements in-force that reinsure a portion of the living and death benefit guarantees issued in connection with variable annuity products. Under these agreements, the Company pays reinsurance fees associated with the guarantees collected from policyholders, and receives reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations.
MetLife Holdings
For its life products, the Company has historically reinsured the mortality risk primarily on an excess of retention basis or on a quota share basis. For the periods presented, the Company reinsured 90% of the mortality risk in excess of $2 million for most products. In addition to reinsuring mortality risk as described above, the Company reinsures other risks, as well as specific coverages. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specified characteristics. On a case by case basis, the Company may retain up to $20 million per life and reinsure 100% of amounts in excess of the amount the Company retains. The Company also assumes portions of the risk associated with certain whole life policies issued by a former affiliate and reinsures certain term life policies and universal life policies with secondary death benefit guarantees to such former affiliate. The Company evaluates its reinsurance programs routinely and may increase or decrease its retention at any time.
For its other products, the Company has a reinsurance agreement in-force to reinsure the living and death benefit guarantees issued in connection with certain variable annuity products from our former operating joint venture in Japan. Under this agreement, the Company receives reinsurance fees associated with the guarantees collected from policyholders, and provides reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations.
Catastrophe Coverage
The Company has exposure to catastrophes which could contribute to significant fluctuations in the Company’s results of operations. For the U.S. and EMEA, the Company purchases catastrophe coverage to insure risks issued within territories that the Company believes are subject to the greatest catastrophic risks. For all other segments, the Company uses excess of retention and quota share reinsurance agreements to provide greater diversification of risk and minimize exposure to larger risks.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
6. Reinsurance (continued)

Reinsurance Recoverables
The Company reinsures its business through a diversified group of well-capitalized reinsurers. The Company analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with its reinsurers. The Company monitors ratings and evaluates the financial strength of its reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at December 31, 2017 and 2016, were not significant.
The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $3.5 billion and $3.4 billion of unsecured reinsurance recoverable balances at December 31, 2017 and 2016, respectively.
At December 31, 2017, the Company had $7.2 billion of net ceded reinsurance recoverables. Of this total, $4.4 billion, or 61%, were with the Company’s five largest ceded reinsurers, including $1.5 billion of net ceded reinsurance recoverables which were unsecured. At December 31, 2016, the Company had $5.3 billion of net ceded reinsurance recoverables. Of this total, $3.0 billion, or 57%, were with the Company’s five largest ceded reinsurers, including $1.8 billion of net ceded reinsurance recoverables which were unsecured.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
6. Reinsurance (continued)

The amounts on the consolidated statements of operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Premiums
Direct premiums	$39,595	$37,975	$37,044
Reinsurance assumed	1,773	1,363	1,382
Reinsurance ceded	(2,376)	(2,136)	(2,023)
Net premiums	$38,992	$37,202	$36,403
Universal life and investment-type product policy fees
Direct universal life and investment-type product policy fees	$5,978	$5,884	$5,952
Reinsurance assumed	83	96	105
Reinsurance ceded	(551)	(497)	(487)
Net universal life and investment-type product policy fees	$5,510	$5,483	$5,570
Policyholder benefits and claims
Direct policyholder benefits and claims	$39,354	$37,186	$36,143
Reinsurance assumed	1,388	1,085	984
Reinsurance ceded	(2,429)	(1,913)	(1,983)
Net policyholder benefits and claims	$38,313	$36,358	$35,144
Other expenses
Direct other expenses	$13,610	$13,958	$14,934
Reinsurance assumed	246	169	146
Reinsurance ceded	(235)	(378)	(303)
Net other expenses	$13,621	$13,749	$14,777
The amounts on the consolidated balance sheets include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

	December 31,
	2017				2016
	Direct	Assumed	Ceded	Total Balance Sheet	Direct	Assumed	Ceded	Total Balance Sheet
	(In millions)
Assets
Premiums, reinsurance and other receivables	$6,300	$866	$11,257	$18,423	$5,927	$543	$8,975	$15,445
Deferred policy acquisition costs and value of business acquired	18,350	398	(329)	18,419	17,878	16	(304)	17,590
Total assets	$24,650	$1,264	$10,928	$36,842	$23,805	$559	$8,671	$33,035
Liabilities
Future policy benefits	$174,694	$3,280	$—	$177,974	$165,121	$1,515	$—	$166,636
Policyholder account balances	182,226	293	(1)	182,518	171,961	527	(2)	172,486
Other policy-related balances	14,962	520	33	15,515	13,071	324	7	13,402
Other liabilities	17,077	1,896	5,009	23,982	18,815	405	4,515	23,735
Total liabilities	$388,959	$5,989	$5,041	$399,989	$368,968	$2,771	$4,520	$376,259

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
6. Reinsurance (continued)

Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on reinsurance were $2.8 billion and $2.9 billion at December 31, 2017 and 2016, respectively. The deposit liabilities on reinsurance were $1.4 billion and $31 million at December 31, 2017 and 2016, respectively.
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
The closed block assets, the cash flows generated by the closed block assets and the anticipated revenues from the policies in the closed block will benefit only the holders of the policies in the closed block. To the extent that, over time, cash flows from the assets allocated to the closed block and claims and other experience related to the closed block are, in the aggregate, more or less favorable than what was assumed when the closed block was established, total dividends paid to closed block policyholders in the future may be greater than or less than the total dividends that would have been paid to these policyholders if the policyholder dividend scales in effect for 1999 had been continued. Any cash flows in excess of amounts assumed will be available for distribution over time to closed block policyholders and will not be available to stockholders. If the closed block has insufficient funds to make guaranteed policy benefit payments, such payments will be made from assets outside of the closed block. The closed block will continue in effect as long as any policy in the closed block remains in-force. The expected life of the closed block is over 100 years from the Demutualization Date.
The Company uses the same accounting principles to account for the participating policies included in the closed block as it used prior to the Demutualization Date. However, the Company establishes a policyholder dividend obligation for earnings that will be paid to policyholders as additional dividends as described below. The excess of closed block liabilities over closed block assets at the Demutualization Date (adjusted to eliminate the impact of related amounts in AOCI) represents the estimated maximum future earnings from the closed block expected to result from operations attributed to the closed block after income taxes. Earnings of the closed block are recognized in income over the period the policies and contracts in the closed block remain in-force. Management believes that over time the actual cumulative earnings of the closed block will approximately equal the expected cumulative earnings due to the effect of dividend changes. If, over the period the closed block remains in existence, the actual cumulative earnings of the closed block are greater than the expected cumulative earnings of the closed block, the Company will pay the excess to closed block policyholders as additional policyholder dividends unless offset by future unfavorable experience of the closed block and, accordingly, will recognize only the expected cumulative earnings in income with the excess recorded as a policyholder dividend obligation. If over such period, the actual cumulative earnings of the closed block are less than the expected cumulative earnings of the closed block, the Company will recognize only the actual earnings in income. However, the Company may change policyholder dividend scales in the future, which would be intended to increase future actual earnings until the actual cumulative earnings equal the expected cumulative earnings.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
7. Closed Block (continued)

Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	December 31,
	2017	2016
	(In millions)
Closed Block Liabilities
Future policy benefits	$40,463	$40,834
Other policy-related balances	222	257
Policyholder dividends payable	437	443
Policyholder dividend obligation	2,121	1,931
Current income tax payable	—	4
Other liabilities	212	196
Total closed block liabilities	43,455	43,665
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	27,904	27,220
Equity securities available-for-sale, at estimated fair value	70	100
Mortgage loans	5,878	5,935
Policy loans	4,548	4,553
Real estate and real estate joint ventures	613	655
Other invested assets	731	1,246
Total investments	39,744	39,709
Accrued investment income	477	467
Premiums, reinsurance and other receivables; cash and cash equivalents	14	86
Current income tax recoverable	35	—
Deferred income tax assets	36	177
Total assets designated to the closed block	40,306	40,439
Excess of closed block liabilities over assets designated to the closed block	3,149	3,226
Amounts included in AOCI:
Unrealized investment gains (losses), net of income tax	1,863	1,517
Unrealized gains (losses) on derivatives, net of income tax	(7)	95
Allocated to policyholder dividend obligation, net of income tax	(1,379)	(1,255)
Total amounts included in AOCI	477	357
Maximum future earnings to be recognized from closed block assets and liabilities	$3,626	$3,583
Information regarding the closed block policyholder dividend obligation was as follows:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Balance at January 1,	$1,931	$1,783	$3,155
Change in unrealized investment and derivative gains (losses)	190	148	(1,372)
Balance at December 31,	$2,121	$1,931	$1,783

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
7. Closed Block (continued)

Information regarding the closed block revenues and expenses was as follows:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Revenues
Premiums	$1,736	$1,804	$1,850
Net investment income	1,818	1,902	1,982
Net investment gains (losses)	1	(10)	(23)
Net derivative gains (losses)	(32)	25	27
Total revenues	3,523	3,721	3,836
Expenses
Policyholder benefits and claims	2,453	2,563	2,564
Policyholder dividends	976	953	1,015
Other expenses	125	133	143
Total expenses	3,554	3,649	3,722
Revenues, net of expenses before provision for income tax expense (benefit)	(31)	72	114
Provision for income tax expense (benefit)	12	24	41
Revenues, net of expenses and provision for income tax expense (benefit)	$(43)	$48	$73
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
The recognition of income on certain investments (e.g. structured securities, including mortgage-backed securities, asset-backed securities (“ABS”), certain structured investment transactions and FVO securities) is dependent upon certain factors such as prepayments and defaults, and changes in such factors could result in changes in amounts to be earned.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

	December 31, 2017					December 31, 2016
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses (1)			Gains	Temporary Losses	OTTI Losses (1)
	(In millions)
Fixed maturity securities:
U.S. corporate	$76,005	$7,007	$351	$—	$82,661	$73,280	$6,027	$764	$—	$78,543
Foreign government	55,351	6,495	312	—	61,534	49,864	6,485	373	—	55,976
Foreign corporate	52,409	3,836	676	—	55,569	49,308	2,926	1,572	(1)	50,663
U.S. government and agency	43,446	4,227	279	—	47,394	41,294	3,682	543	—	44,433
RMBS	27,846	1,145	233	(42)	28,800	28,393	1,039	410	(10)	29,032
State and political subdivision	10,752	1,717	13	1	12,455	10,977	1,340	85	1	12,231
ABS	12,213	116	39	(1)	12,291	11,266	90	128	3	11,225
CMBS	8,047	222	42	—	8,227	7,294	237	71	—	7,460
Total fixed maturity securities	$286,069	$24,765	$1,945	$(42)	$308,931	$271,676	$21,826	$3,946	$(7)	$289,563
Equity securities:
Common stock	$1,687	$364	$16	$—	$2,035	$1,827	$464	$13	$—	$2,278
Non-redeemable preferred stock	453	29	4	—	478	637	19	40	—	616
Total equity securities	$2,140	$393	$20	$—	$2,513	$2,464	$483	$53	$—	$2,894
__________________

(1)
Noncredit OTTI losses included in AOCI in an unrealized gain position are due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities with an estimated fair value of $6 million and $1 million with unrealized gains (losses) of ($4) million and ($3) million at December 31, 2017 and 2016, respectively.
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
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at December 31, 2017:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$11,378	$62,647	$61,043	$102,895	$48,106	$286,069
Estimated fair value	$11,437	$65,423	$64,499	$118,254	$49,318	$308,931
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

	December 31, 2017				December 31, 2016
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
Fixed maturity securities:
U.S. corporate	$5,604	$92	$4,115	$259	$11,471	$466	$2,938	$298
Foreign government	4,234	83	3,251	229	5,955	260	918	113
Foreign corporate	4,422	99	6,802	577	10,147	573	5,493	998
U.S. government and agency	18,273	93	3,560	186	9,104	523	141	20
RMBS	6,359	50	4,159	141	9,449	291	1,800	109
State and political subdivision	182	2	346	12	1,747	80	56	6
ABS	1,695	7	729	31	2,224	28	2,328	103
CMBS	1,174	9	413	33	998	22	564	49
Total fixed maturity securities	$41,943	$435	$23,375	$1,468	$51,095	$2,243	$14,238	$1,696
Equity securities:
Common stock	$126	$16	$4	$—	$105	$13	$11	$—
Non-redeemable preferred stock	42	1	41	3	139	7	125	33
Total equity securities	$168	$17	$45	$3	$244	$20	$136	$33
Total number of securities in an unrealized loss position	2,651		1,965		3,580		1,307
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

With respect to securities that have attributes of debt and equity (“perpetual hybrid securities”), consideration is given in the OTTI analysis as to whether there has been any deterioration in the credit of the issuer and the likelihood of recovery in value of the securities that are in a severe and extended unrealized loss position. Consideration is also given as to whether any perpetual hybrid securities with an unrealized loss, regardless of credit rating, have deferred any dividend payments. When an OTTI loss has occurred, the OTTI loss is the entire difference between the perpetual hybrid security’s cost and its estimated fair value with a corresponding charge to earnings.
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
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at December 31, 2017. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities decreased $2.0 billion during the year ended December 31, 2017 to $1.9 billion. The decrease in gross unrealized losses for the year ended December 31, 2017, was primarily attributable to narrowing credit spreads and strengthening foreign currencies on non-functional currency denominated fixed maturity securities.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

At December 31, 2017, $117 million of the total $1.9 billion of gross unrealized losses were from 31 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Gross unrealized losses on equity securities decreased $33 million during the year ended December 31, 2017 to $20 million.
Investment Grade Fixed Maturity Securities
Of the $117 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $73 million, or 62%, were related to gross unrealized losses on 12 investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads since purchase and, with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities
Of the $117 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $44 million, or 38%, were related to gross unrealized losses on 19 below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to U.S. and foreign corporate securities (primarily industrial and utility securities) and non-agency RMBS (primarily alternative residential mortgage loans) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty including concerns over lower oil prices in the energy sector and valuations of residential real estate supporting non-agency RMBS. Management evaluates U.S. and foreign corporate securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuers and evaluates non-agency RMBS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security and the payment priority within the tranche structure of the security.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	December 31,
	2017		2016
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$44,375	64.6%	$41,512	63.7%
Agricultural	13,014	18.9	12,564	19.3
Residential	11,136	16.2	10,829	16.6
Subtotal (1)	68,525	99.7	64,905	99.6
Valuation allowances	(314)	(0.5)	(304)	(0.5)
Subtotal mortgage loans, net	68,211	99.2	64,601	99.1
Residential — FVO	520	0.8	566	0.9
Total mortgage loans, net	$68,731	100.0%	$65,167	100.0%
__________________

(1)	Purchases of mortgage loans, primarily residential, were $3.1 billion and $2.9 billion for the years ended December 31, 2017 and 2016, respectively.
Information on commercial, agricultural and residential mortgage loans is presented in the tables below. Information on residential — FVO is presented in Note 10. The Company elects the FVO for certain residential mortgage loans that are managed on a total return basis.

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

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value	Average Recorded Investment
	(In millions)
December 31, 2017
Commercial	$—	$—	$—	$—	$—	$44,375	$214	$—	$5
Agricultural	22	21	2	27	27	12,966	39	46	32
Residential	—	—	—	358	324	10,812	59	324	285
Total	$22	$21	$2	$385	$351	$68,153	$312	$370	$322
December 31, 2016
Commercial	$—	$—	$—	$12	$12	$41,500	$202	$12	$90
Agricultural	11	10	1	27	27	12,527	38	36	49
Residential	—	—	—	265	241	10,588	63	241	188
Total	$11	$10	$1	$304	$280	$64,615	$303	$289	$327
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $127 million, $60 million and $84 million, respectively, for the year ended December 31, 2015.
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Commercial	Agricultural	Residential	Total
	(In millions)
Balance at January 1, 2015	$202	$35	$42	$279
Provision (release)	5	2	30	37
Charge-offs, net of recoveries	(19)	—	(16)	(35)
Balance at December 31, 2015	188	37	56	281
Provision (release) (1)	157	3	23	183
Charge-offs, net of recoveries (1)	(143)	(1)	(16)	(160)
Balance at December 31, 2016	202	39	63	304
Provision (release)	12	4	8	24
Charge-offs, net of recoveries	—	(2)	(12)	(14)
Balance at December 31, 2017	$214	$41	$59	$314
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
Commercial and Agricultural Mortgage Loan Portfolio Segments
The Company typically uses several years of historical experience in establishing non-specific valuation allowances which capture multiple economic cycles. For evaluations of commercial mortgage loans, in addition to historical experience, management considers factors that include the impact of a rapid change to the economy, which may not be reflected in the loan portfolio, and recent loss and recovery trend experience as compared to historical loss and recovery experience. For evaluations of agricultural mortgage loans, in addition to historical experience, management considers factors that include increased stress in certain sectors, which may be evidenced by higher delinquency rates, or a change in the number of higher risk loans. On a quarterly basis, management incorporates the impact of these current market events and conditions on historical experience in determining the non-specific valuation allowance established for commercial and agricultural mortgage loans.
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
Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios			Total	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x
	(Dollars in millions)
December 31, 2017
Loan-to-value ratios:
Less than 65%	$37,073	$1,483	$201	$38,757	87.4%	$39,528	87.7%
65% to 75%	4,183	98	119	4,400	9.9	4,408	9.8
76% to 80%	235	210	57	502	1.1	476	1.0
Greater than 80%	401	168	147	716	1.6	672	1.5
Total	$41,892	$1,959	$524	$44,375	100.0%	$45,084	100.0%
December 31, 2016
Loan-to-value ratios:
Less than 65%	$36,067	$1,077	$707	$37,851	91.2%	$38,237	91.5%
65% to 75%	3,044	—	202	3,246	7.8	3,185	7.6
76% to 80%	195	—	—	195	0.5	182	0.4
Greater than 80%	118	27	75	220	0.5	213	0.5
Total	$39,424	$1,104	$984	$41,512	100.0%	$41,817	100.0%

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	December 31,
	2017		2016
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$12,347	94.9%	$12,023	95.7%
65% to 75%	618	4.7	436	3.5
76% to 80%	40	0.3	17	0.1
Greater than 80%	9	0.1	88	0.7
Total	$13,014	100.0%	$12,564	100.0%
The estimated fair value of agricultural mortgage loans was $13.1 billion and $12.7 billion at December 31, 2017 and 2016, respectively.
Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	December 31,
	2017		2016
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$10,622	95.4%	$10,448	96.5%
Nonperforming	514	4.6	381	3.5
Total	$11,136	100.0%	$10,829	100.0%
The estimated fair value of residential mortgage loans was $11.6 billion and $11.2 billion at December 31, 2017 and 2016, respectively.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both December 31, 2017 and 2016. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and nonaccrual mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
	(In millions)
Commercial	$—	$3	$—	$3	$—	$—
Agricultural	134	127	125	104	36	23
Residential	514	381	33	37	481	344
Total	$648	$511	$158	$144	$517	$367

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
For the year ended December 31, 2017, the Company had 500 residential mortgage loans modified in a troubled debt restructuring with carrying value after specific valuation allowance of $120 million and $108 million pre-modification and post-modification, respectively. For the year ended December 31, 2016, the Company had 557 residential mortgage loans modified in a troubled debt restructuring with carrying value after specific valuation allowance of $136 million and $122 million pre-modification and post-modification, respectively. For the years ended December 31, 2017 and 2016, the Company did not have a significant amount of agricultural mortgage loans and no commercial mortgage loans modified in a troubled debt restructuring.
For both the years ended December 31, 2017 and 2016, the Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring with subsequent payment default.
Other Invested Assets
Other invested assets is comprised primarily of freestanding derivatives with positive estimated fair values (see Note 9), tax credit and renewable energy partnerships and leveraged and direct financing leases.
Tax Credit Partnerships
The carrying value of tax credit partnerships was $1.8 billion and $1.7 billion at December 31, 2017 and 2016, respectively. Losses from tax credit partnerships included within net investment income were $259 million, $167 million, and $163 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Leveraged and Direct Financing Leases
Investment in leveraged and direct financing leases consisted of the following at:

	December 31,
	2017		2016
	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases
	(In millions)
Rental receivables, net	$912	$2,303	$1,172	$1,683
Estimated residual values	838	42	952	71
Subtotal	1,750	2,345	2,124	1,754
Unearned income	(472)	(1,022)	(603)	(639)
Investment in leases, net of non-recourse debt	$1,278	$1,323	$1,521	$1,115
Rental receivables are generally due in periodic installments. The payment periods for leveraged leases generally range from one to 15 years but in certain circumstances can be over 25 years, while the payment periods for direct financing leases range from one to 20 years. For rental receivables, the primary credit quality indicator is whether the rental receivable is performing or nonperforming, which is assessed monthly. The Company generally defines nonperforming rental receivables as those that are 90 days or more past due. At both December 31, 2017 and 2016, all leveraged lease receivables were performing and over 99% of direct financing rental receivables were performing.
The deferred income tax liability related to leveraged leases was $934 million and $1.4 billion at December 31, 2017 and 2016, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $6.2 billion and $7.4 billion at December 31, 2017 and 2016, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity and equity securities AFS and the effect on DAC, VOBA, DSI, future policy benefits and the policyholder dividend obligation that would result from the realization of the unrealized gains (losses) are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses) included in AOCI were as follows:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Fixed maturity securities	$22,645	$20,330	$18,158
Fixed maturity securities with noncredit OTTI losses included in AOCI	41	8	(76)
Total fixed maturity securities	22,686	20,338	18,082
Equity securities	421	485	422
Derivatives	1,453	2,923	2,350
Other	46	23	287
Subtotal	24,606	23,769	21,141
Amounts allocated from:
Future policy benefits	(77)	(1,114)	(163)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	—	(3)	—
DAC, VOBA and DSI	(1,768)	(1,430)	(1,273)
Policyholder dividend obligation	(2,121)	(1,931)	(1,783)
Subtotal	(3,966)	(4,478)	(3,219)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(12)	(1)	27
Deferred income tax benefit (expense)	(6,958)	(6,634)	(6,149)
Net unrealized investment gains (losses)	13,670	12,656	11,800
Net unrealized investment gains (losses) attributable to noncontrolling interests	(8)	(6)	(31)
Net unrealized investment gains (losses) attributable to MetLife, Inc.	$13,662	$12,650	$11,769
Net unrealized investment gains (losses) attributable to MetLife, Inc. in the above table include, on a net of income tax basis, $1,250 million and $1,554 million for the years ended December 31, 2016 and 2015, respectively, related to assets and liabilities of a disposed subsidiary.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

The changes in net unrealized investment gains (losses) were as follows:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Balance at January 1,	$12,650	$11,769	$16,300
Fixed maturity securities on which noncredit OTTI losses have been recognized	33	84	36
Unrealized investment gains (losses) during the year	804	2,544	(11,668)
Unrealized investment gains (losses) relating to:
Future policy benefits	1,037	(951)	2,723
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	3	(3)	4
DAC, VOBA and DSI	(338)	(157)	673
Policyholder dividend obligation	(190)	(148)	1,372
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(11)	(28)	(15)
Deferred income tax benefit (expense)	(324)	(485)	2,342
Net unrealized investment gains (losses)	13,664	12,625	11,767
Net unrealized investment gains (losses) attributable to noncontrolling interests	(2)	25	2
Balance at December 31,	$13,662	$12,650	$11,769
Change in net unrealized investment gains (losses)	$1,014	$856	$(4,533)
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	(2)	25	2
Change in net unrealized investment gains (losses) attributable to MetLife, Inc.	$1,012	$881	$(4,531)
Net unrealized investment gains (losses) attributable to MetLife, Inc. in the above table include, on a net of income tax basis, ($304) million and ($1,128) million for the years ended December 31, 2016 and 2015, respectively, related to assets and liabilities of a disposed subsidiary.
Concentrations of Credit Risk
Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, were in fixed income securities of the Japanese government and its agencies with an estimated fair value of $27.5 billion and $24.7 billion at December 31, 2017 and 2016, respectively, and in fixed income securities of the South Korean government and its agencies with an estimated fair value of $6.5 billion at December 31, 2017. At December 31, 2016, the investments in South Korean government and agency fixed income securities were less than 10% of the Company’s equity.
Securities Lending
Elements of the securities lending program are presented below at:

	December 31,
	2017	2016
	(In millions)
Securities on loan: (1)
Amortized cost	$17,801	$18,798
Estimated fair value	$19,028	$19,753
Cash collateral received from counterparties (2)	$19,417	$20,114
Security collateral received from counterparties (3)	$19	$20
Reinvestment portfolio — estimated fair value	$19,508	$20,133
__________________

(1)	Included within fixed maturity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

(3)	Security collateral received from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated financial statements.
The cash collateral liability by loaned security type and remaining tenor of the agreements was as follows at:

	December 31, 2017				December 31, 2016
	Remaining Tenor of Securities Lending Agreements				Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	Over 1 to 6 Months	Total	Open (1)	1 Month or Less	Over 1 to 6 Months	Total
	(In millions)
Cash collateral liability by loaned security type:
U.S. government and agency	$3,753	$6,031	$8,607	$18,391	$4,480	$6,496	$8,383	$19,359
Foreign government	—	192	834	1,026	—	569	143	712
U.S. corporate	—	—	—	—	—	43	—	43
Total	$3,753	$6,223	$9,441	$19,417	$4,480	$7,108	$8,526	$20,114
__________________

(1)	The related loaned security could be returned to the Company on the next business day, which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at December 31, 2017 was $3.7 billion, all of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, U.S. government and agency securities, ABS, U.S. corporate securities) and short-term investments with 59% invested in agency RMBS, U.S. government and agency securities, short-term investments, cash equivalents or held in cash. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Repurchase Agreements
Elements of the short-term repurchase agreements are presented below at:

	December 31, 2017	December 31, 2016
	(In millions)
Securities on loan: (1)
Amortized cost	$994	$98
Estimated fair value	$1,141	$113
Cash collateral received from counterparties (2)	$1,102	$102
Reinvestment portfolio — estimated fair value	$1,102	$100
__________________

(1)	Included within fixed maturity securities, short-term investments and cash equivalents.

(2)	Included within payables for collateral under securities loaned and other transactions and other liabilities.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

The cash collateral liability by loaned security type and remaining tenor of the agreements was as follows at:

	December 31, 2017			December 31, 2016
	Remaining Tenor of Repurchase Agreements			Remaining Tenor of Repurchase Agreements
	1 Month or Less	Over 1 to 6 Months	Total	1 Month or Less	Over 1 to 6 Months	Total
	(In millions)
Cash collateral liability by loaned security type:
U.S. government and agency	$1,005	$—	$1,005	$5	$—	$5
All other corporate and government	44	53	97	46	51	97
Total	$1,049	$53	$1,102	$51	$51	$102
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including U.S. government and agency securities, agency RMBS, ABS), short-term investments and cash equivalents, with 63% invested in U.S. government and agency securities, agency RMBS, short-term investments, cash equivalents or held in cash. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
FHLB Boston Advance Agreements
At December 31, 2017, a subsidiary of the Company had pledged state and political subdivision fixed maturity securities with an estimated fair value of $564 million as collateral and received $300 million in cash advances under short-term advance agreements with the FHLB Boston. The liability to return the cash advances is included within payables for collateral under securities loaned and other transactions and the remaining tenor of all liabilities under these agreements was one to six months at December 31, 2017. The estimated fair value of the reinvestment portfolio acquired with the cash advances was $300 million at December 31, 2017 and consisted primarily of U.S. government and agency fixed maturity securities. At December 31, 2017, the reinvestment portfolio also included a $12 million, at estimated fair value, required investment in FHLB Boston common stock. The subsidiary is permitted to withdraw any portion of the pledged collateral over the minimum collateral requirement at any time, other than in the event of a default by the subsidiary. No such transactions were outstanding at December 31, 2016.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value for all asset classes, except mortgage loans, which are presented at carrying value at:

	December 31,
	2017	2016
	(In millions)
Invested assets on deposit (regulatory deposits)	$1,879	$1,925
Invested assets held in trust (collateral financing arrangement and reinsurance agreements)	2,490	2,057
Invested assets pledged as collateral (1)	24,174	23,882
Total invested assets on deposit, held in trust and pledged as collateral	$28,543	$27,864
__________________

(1)
The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 4), derivative transactions (see Note 9), secured debt (see Note 12), and a collateral financing arrangement (see Note 13).

See “— Securities Lending,” “— Repurchase Agreements” and “— FHLB Boston Advance Agreements” for information regarding securities on loan and Note 7 for information regarding investments designated to the closed block.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Purchased Credit Impaired Investments
Investments acquired with evidence of credit quality deterioration since origination and for which it is probable at the acquisition date that the Company will be unable to collect all contractually required payments are classified as PCI investments. For each investment, the excess of the cash flows expected to be collected as of the acquisition date over its acquisition date fair value is referred to as the accretable yield and is recognized as net investment income on an effective yield basis. If, subsequently, based on current information and events, it is probable that there is a significant increase in cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected to be collected, the accretable yield is adjusted prospectively. The excess of the contractually required payments (including interest) as of the acquisition date over the cash flows expected to be collected as of the acquisition date is referred to as the nonaccretable difference, and this amount is not expected to be realized as net investment income. Decreases in cash flows expected to be collected can result in OTTI.
The Company’s PCI investments were as follows at:

	December 31,
	2017	2016
	Fixed Maturity Securities
	(In millions)
Outstanding principal and interest balance (1)	$4,763	$5,624
Carrying value (2)	$3,954	$4,427
__________________

(1)	Represents the contractually required payments, which include contractual principal, whether or not currently due, and accrued interest.

(2)	Estimated fair value plus accrued interest.
The following table presents information about PCI investments acquired during the periods indicated:

	Years Ended December 31,
	2017	2016
	Fixed Maturity Securities
	(In millions)
Contractually required payments (including interest)	$95	$1,464
Cash flows expected to be collected (1)	$73	$1,338
Fair value of investments acquired	$67	$984
__________________

(1)	Represents undiscounted principal and interest cash flow expectations, at the date of acquisition.
The following table presents activity for the accretable yield on PCI investments:

	Years Ended December 31,
	2017	2016
	Fixed Maturity Securities
	(In millions)
Accretable yield, January 1,	$1,733	$1,780
Investments purchased	6	354
Accretion recognized in earnings	(281)	(269)
Disposals	(42)	(2)
Reclassification (to) from nonaccretable difference	104	(130)
Accretable yield, December 31,	$1,520	$1,733

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Collectively Significant Equity Method Investments
The Company holds investments in real estate joint ventures, real estate funds and other limited partnership interests consisting of leveraged buy-out funds, hedge funds, private equity funds, joint ventures and other funds. The portion of these investments accounted for under the equity method had a carrying value of $13.8 billion at December 31, 2017. The Company’s maximum exposure to loss related to these equity method investments is limited to the carrying value of these investments plus unfunded commitments of $4.8 billion at December 31, 2017. Except for certain real estate joint ventures, the Company’s investments in real estate funds and other limited partnership interests are generally of a passive nature in that the Company does not participate in the management of the entities.
As described in Note 1, the Company generally records its share of earnings in its equity method investments using a three-month lag methodology and within net investment income. Aggregate net investment income from these equity method investments exceeded 10% of the Company’s consolidated pre-tax income (loss) from continuing operations for two of the three most recent annual periods: 2017 and 2016. The Company is providing the following aggregated summarized financial data for such equity method investments, for the most recent annual periods, in order to provide comparative information. This aggregated summarized financial data does not represent the Company’s proportionate share of the assets, liabilities, or earnings of such entities.
The aggregated summarized financial data presented below reflects the latest available financial information and is as of, and for, the years ended December 31, 2017, 2016 and 2015. Aggregate total assets of these entities totaled $505.6 billion at December 31, 2017 and $436.9 billion at December 31, 2016 (which includes $9.6 billion related to Brighthouse). Aggregate total liabilities of these entities totaled $68.9 billion at December 31, 2017 and $56.4 billion at December 31, 2016 (which includes $177 million related to Brighthouse). Aggregate net income (loss) of these entities totaled $37.9 billion, $26.8 billion and $25.8 billion for the years ended December 31, 2017, 2016 and 2015, respectively, with $270 million and $1.1 billion related to Brighthouse for the years ended December 31, 2016 and 2015, respectively. Aggregate net income (loss) from the underlying entities in which the Company invests is primarily comprised of investment income, including recurring investment income and realized and unrealized investment gains (losses).
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
The following table presents the total assets and total liabilities relating to investment related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at December 31, 2017 and 2016.

	December 31,
	2017		2016
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Renewable energy partnership (1)	$116	$3	$—	$—
Securitization entities (assets (primarily FVO securities) and liabilities (primarily debt)) (2)	7	6	9	12
Other investments (3)	25	—	50	—
Total	$148	$9	$59	$12
__________________

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

(1)
Assets of the renewable energy partnership, primarily consisting of other invested assets, were consolidated in earlier periods as the two investors are subsidiaries of MLIC and Brighthouse, respectively. As a result of the Separation and a reassessment in 2017, the renewable energy partnership was determined to be a consolidated VIE.

(2)
The Company consolidates entities that are structured as collateralized debt obligations. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise.

(3)	Other investments is primarily comprised of other invested assets.
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	December 31,
	2017		2016
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured Securities (2)	$47,614	$47,614	$46,773	$46,773
U.S. and foreign corporate	1,560	1,560	1,940	1,940
Other limited partnership interests	4,834	8,543	4,714	8,990
Other invested assets	2,291	2,625	2,206	2,777
Other (3)	82	87	199	215
Total	$56,381	$60,429	$55,832	$60,695
__________________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $117 million and $150 million at December 31, 2017 and 2016, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.

(3)	Other is primarily comprised of real estate joint ventures and a joint venture related loan.
As described in Note 20, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during each of the years ended December 31, 2017, 2016 and 2015.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

During 2017, the Company securitized certain residential mortgage loans and acquired an interest in the related RMBS issued. While the Company has a variable interest in the issuer of the securities, it is not the primary beneficiary of the issuer of the securities since it does not have any rights to remove the servicer or veto rights over the servicer’s actions. The carrying value and the estimated fair value of mortgage loans sold during 2017 were $319 million and $339 million, respectively, resulting in a gain of $20 million during the year ended December 31, 2017, which was included within net investment gains (losses). The estimated fair value of RMBS acquired in connection with the securitization was $52 million. Included in the carrying amount and maximum exposure to loss for Structured Securities presented above at December 31, 2017 were $51 million of such investments. See Note 10 for information on how the estimated fair value of mortgage loans and RMBS is determined, the valuation approaches and key inputs, their placement in the fair value hierarchy, and for certain RMBS, quantitative information about the significant unobservable inputs and the sensitivity of their estimated fair value to changes in those inputs.

Net Investment Income
The components of net investment income were as follows:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Investment income:
Fixed maturity securities	$11,497	$11,721	$11,809
Equity securities	129	121	124
FVO securities — FVO general account securities (1)	68	37	21
Mortgage loans	3,082	2,858	2,772
Policy loans	517	511	525
Real estate and real estate joint ventures	646	652	872
Other limited partnership interests	798	478	535
Cash, cash equivalents and short-term investments	228	153	140
Operating joint ventures	28	33	25
Other	192	248	200
Subtotal	17,185	16,812	17,023
Less: Investment expenses	1,122	972	1,082
Subtotal, net	16,063	15,840	15,941
FVO securities — FVO contractholder-directed unit-linked investments (1)	1,300	950	264
Net investment income	$17,363	$16,790	$16,205
__________________

(1)
Changes in estimated fair value subsequent to purchase for securities still held as of the end of the respective periods included in net investment income were principally from FVO contractholder-directed unit-linked investments, and were $662 million, $427 million and ($456) million for the years ended December 31, 2017, 2016, and 2015, respectively.

FVO securities are primarily comprised of contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify as separate accounts. The remainder is comprised of FVO Brighthouse Common Stock (see Note 3), FVO general account securities and FVO securities held by consolidated securitization entities (“CSEs”). The Company previously maintained a trading securities portfolio, principally invested in fixed maturity securities. During 2016, the Company reinvested this portfolio into other asset classes and at December 31, 2016, the Company no longer held any Actively traded securities.
See “— Variable Interest Entities” for discussion of CSEs.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Consumer	$(4)	$—	$(20)
Industrial	—	(63)	(2)
Utility	—	(21)	(15)
Communications	—	(3)	—
Total U.S. and foreign corporate securities	(4)	(87)	(37)
ABS	(3)	(2)	—
RMBS	—	(18)	(16)
State and political subdivision	(3)	—	(6)
OTTI losses on fixed maturity securities recognized in earnings	(10)	(107)	(59)
Fixed maturity securities — net gains (losses) on sales and disposals (1)	328	251	318
Total gains (losses) on fixed maturity securities	318	144	259
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Common stock	(24)	(75)	(36)
Non-redeemable preferred stock	(1)	—	(1)
OTTI losses on equity securities recognized in earnings	(25)	(75)	(37)
Equity securities — net gains (losses) on sales and disposals	117	19	43
Total gains (losses) on equity securities	92	(56)	6
FVO securities — FVO general account securities	—	—	—
Mortgage loans (2)	14	(231)	(93)
Real estate and real estate joint ventures	603	182	433
Other limited partnership interests	(59)	(64)	(66)
Other	(113)	(130)	1
Subtotal	855	(155)	540
FVO CSEs:
Securities	—	1	—
Long-term debt — related to securities	(1)	—	—
Non-investment portfolio gains (losses) (3) (4) (5) (6)	(1,162)	471	69
Subtotal	(1,163)	472	69
Total net investment gains (losses)	$(308)	$317	$609
__________________

(1)
Fixed maturity securities net gains (losses) on sales and disposals for the year ended December 31, 2017 includes $276 million in previously deferred gains on prior period transfers of securities to Brighthouse, as such gains are no longer eliminated in consolidation after the Separation. See Note 3.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

(2)
Mortgage loans gains (losses) for the year ended December 31, 2017 include $47 million of previously deferred gains on prior period transfers of mortgage loans to Brighthouse as such gains are no longer eliminated in consolidation after the Separation. See Note 3.

(3)
Non-investment portfolio gains (losses) for the year ended December 31, 2017 includes a loss of $1,016 million which represents a mark-to-market loss attributable to the FVO Brighthouse Common Stock held by the Company at Separation. See Note 3.

(4)
Non-investment portfolio gains (losses) for the year ended December 31, 2017 includes a loss of $95 million which represents the change in estimated fair value of FVO Brighthouse Common Stock held by the Company from the date of Separation to December 31, 2017. See Note 3.

(5)	Non-investment portfolio gains (losses) for the year ended December 31, 2017 includes a $98 million loss due to the disposition of MetLife Afore. See Note 3.

(6)	Non-investment portfolio gains (losses) for the year ended December 31, 2016 includes a gain of $102 million in connection with the U.S. Retail Advisor Force Divestiture. See Note 3.
See “— Variable Interest Entities” for discussion of CSEs.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($6) million, $225 million and $57 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Sales or Disposals and Impairments of Fixed Maturity and Equity Securities
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) were as shown in the table below.

	Years Ended December 31,
	2017	2016	2015	2017	2016	2015
	Fixed Maturity Securities			Equity Securities
	(In millions)
Proceeds	$56,509	$86,179	$82,871	$1,255	$278	$278
Gross investment gains	$753	$1,048	$1,144	$131	$36	$73
Gross investment losses	(425)	(797)	(826)	(14)	(17)	(30)
OTTI losses	(10)	(107)	(59)	(25)	(75)	(37)
Net investment gains (losses)	$318	$144	$259	$92	$(56)	$6
Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in OCI:

	Years Ended December 31,
	2017	2016
	(In millions)
Balance at January 1,	$187	$211
Additions:
Initial impairments — credit loss OTTI on securities not previously impaired	—	1
Additional impairments — credit loss OTTI on securities previously impaired	—	18
Reductions:
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	(48)	(43)
Securities impaired to net present value of expected future cash flows	—	(1)
Increase in cash flows — accretion of previous credit loss OTTI	(1)	1
Balance at December 31,	$138	$187

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)

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
The Company purchases interest rate caps primarily to protect its floating rate liabilities against rises in interest rates above a specified level and against interest rate exposure arising from mismatches between assets and liabilities, and interest rate floors primarily to protect its minimum rate guarantee liabilities against declines in interest rates below a specified level. In certain instances, the Company locks in the economic impact of existing purchased caps and floors by entering into offsetting written caps and floors. The Company utilizes interest rate caps and floors in nonqualifying hedging relationships.
In exchange-traded interest rate (Treasury and swap) futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by the different classes of interest rate securities, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts and to pledge initial margin based on futures exchange requirements. The Company enters into exchange-traded futures with regulated futures commission merchants that are members of the exchange. Exchange-traded interest rate (Treasury and swap) futures are used primarily to hedge mismatches between the duration of assets in a portfolio and the duration of liabilities supported by those assets, to hedge against changes in value of securities the Company owns or anticipates acquiring, to hedge against changes in interest rates on anticipated liability issuances by replicating Treasury or swap curve performance, and to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. The Company utilizes exchange-traded interest rate futures in nonqualifying hedging relationships.

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
Credit Derivatives
The Company enters into purchased credit default swaps to hedge against credit-related changes in the value of its investments. In a credit default swap transaction, the Company agrees with another party to pay, at specified intervals, a premium to hedge credit risk. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the delivery of par quantities of the referenced investment equal to the specified swap notional amount in exchange for the payment of cash amounts by the counterparty equal to the par value of the investment surrendered. Credit events vary by type of issuer but typically include bankruptcy, failure to pay debt obligations and involuntary restructuring for corporate obligors, as well as repudiation, moratorium or governmental intervention for sovereign obligors. In each case, payout on a credit default swap is triggered only after the Credit Derivatives Determinations Committee of the International Swaps and Derivatives Association, Inc. (“ISDA”) deems that a credit event has occurred. The Company utilizes credit default swaps in nonqualifying hedging relationships.

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
The Company also entered into certain purchased and written credit default swaps held in relation to trading portfolios for the purpose of generating profits on short-term differences in price. These credit default swaps were not designated as hedging instruments. As of December 31, 2016, the Company no longer maintained a trading portfolio for derivatives.
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
Equity index options are used by the Company primarily to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. To hedge against adverse changes in equity indices, the Company enters into contracts to sell the underlying equity index within a limited time at a contracted price. The contracts will be net settled in cash based on differentials in the indices at the time of exercise and the strike price. Certain of these contracts may also contain settlement provisions linked to interest rates. In certain instances, the Company may enter into a combination of transactions to hedge adverse changes in equity indices within a pre-determined range through the purchase and sale of options. The Company utilizes equity index options in nonqualifying hedging relationships.
Equity variance swaps are used by the Company primarily to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. In an equity variance swap, the Company agrees with another party to exchange amounts in the future, based on changes in equity volatility over a defined period. The Company utilizes equity variance swaps in nonqualifying hedging relationships.
In exchange-traded equity futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by the different classes of equity securities, to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts and to pledge initial margin based on futures exchange requirements. The Company enters into exchange-traded futures with regulated futures commission merchants that are members of the exchange. Exchange-traded equity futures are used primarily to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. The Company utilizes exchange-traded equity futures in nonqualifying hedging relationships.
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
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

	Primary Underlying Risk Exposure	December 31,
		2017			2016
			Estimated Fair Value			Estimated Fair Value
		Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$3,843	$2,289	$3	$5,021	$2,221	$6
Foreign currency swaps	Foreign currency exchange rate	1,116	50	18	1,221	34	224
Foreign currency forwards	Foreign currency exchange rate	3,253	2	37	1,085	—	54
Subtotal		8,212	2,341	58	7,327	2,255	284
Cash flow hedges:
Interest rate swaps	Interest rate	3,584	235	4	2,040	325	34
Interest rate forwards	Interest rate	3,332	—	128	4,032	—	370
Foreign currency swaps	Foreign currency exchange rate	32,152	1,142	1,665	26,680	1,877	2,054
Subtotal		39,068	1,377	1,797	32,752	2,202	2,458
Foreign operations hedges:
Foreign currency forwards	Foreign currency exchange rate	332	2	5	1,394	47	5
Currency options	Foreign currency exchange rate	9,408	44	163	8,878	148	45
Subtotal		9,740	46	168	10,272	195	50
Total qualifying hedges		57,020	3,764	2,023	50,351	4,652	2,792
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	60,485	2,203	576	53,349	4,089	1,641
Interest rate floors	Interest rate	7,201	92	—	12,101	181	7
Interest rate caps	Interest rate	53,079	78	2	78,358	112	2
Interest rate futures	Interest rate	4,366	2	4	4,793	3	12
Interest rate options	Interest rate	12,009	656	11	5,334	628	1
Interest rate forwards	Interest rate	217	—	42	613	—	25
Interest rate total return swaps	Interest rate	1,048	8	2	1,549	2	127
Synthetic GICs	Interest rate	11,318	—	—	5,566	—	—
Foreign currency swaps	Foreign currency exchange rate	9,902	693	506	11,651	1,445	462
Foreign currency forwards	Foreign currency exchange rate	12,238	79	190	15,422	117	977
Currency futures	Foreign currency exchange rate	846	2	—	915	—	—
Currency options	Foreign currency exchange rate	3,123	55	6	3,615	195	17
Credit default swaps — purchased	Credit	2,020	7	43	2,001	14	40
Credit default swaps — written	Credit	11,375	271	—	10,732	161	9
Equity futures	Equity market	4,005	18	4	4,457	30	3
Equity index options	Equity market	19,886	569	690	16,527	426	523
Equity variance swaps	Equity market	4,661	54	199	8,263	83	240
Equity total return swaps	Equity market	1,117	—	41	1,046	1	43
Total non-designated or nonqualifying derivatives		218,896	4,787	2,316	236,292	7,487	4,129
Total		$275,916	$8,551	$4,339	$286,643	$12,139	$6,921

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both December 31, 2017 and 2016. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.
Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Freestanding derivatives and hedging gains (losses) (1)	$(1,389)	$(509)	$429
Embedded derivatives gains (losses)	799	(181)	200
Total net derivative gains (losses)	$(590)	$(690)	$629
__________________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and nonqualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Qualifying hedges:
Net investment income	$299	$267	$206
Interest credited to policyholder account balances	(64)	(1)	27
Other expenses	(10)	(12)	(6)
Nonqualifying hedges:
Net investment income	—	(1)	(6)
Net derivative gains (losses)	551	705	663
Policyholder benefits and claims	9	7	2
Total	$785	$965	$886

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

Nonqualifying Derivatives and Derivatives for Purposes Other Than Hedging
The following table presents the amount and location of gains (losses) recognized in income for derivatives that were not designated or not qualifying as hedging instruments:

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
Year Ended December 31, 2017
Interest rate derivatives	$(549)	$1	$(1)
Foreign currency exchange rate derivatives	(742)	—	5
Credit derivatives — purchased	(24)	—	—
Credit derivatives — written	145	—	—
Equity derivatives	(1,046)	(9)	(252)
Total	$(2,216)	$(8)	$(248)
Year Ended December 31, 2016
Interest rate derivatives	$(990)	$—	$46
Foreign currency exchange rate derivatives	882	—	(18)
Credit derivatives — purchased	(40)	—	—
Credit derivatives — written	71	—	—
Equity derivatives	(681)	(16)	(138)
Total	$(758)	$(16)	$(110)
Year Ended December 31, 2015
Interest rate derivatives	$(354)	$—	$—
Foreign currency exchange rate derivatives	502	—	—
Credit derivatives — purchased	7	(3)	—
Credit derivatives — written	(69)	—	—
Equity derivatives	(340)	(10)	—
Total	$(254)	$(13)	$—
__________________

(1)
Changes in estimated fair value related to economic hedges of equity method investments in joint ventures, derivatives held in relation to trading portfolios and derivatives held within contractholder-directed unit-linked investments. As of December 31, 2016, the Company no longer maintained a trading portfolio for derivatives.

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Year Ended December 31, 2017
Interest rate swaps:	Fixed maturity securities	$4	$(4)	$—
	Policyholder liabilities (1)	(69)	134	65
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(27)	29	2
	Foreign-denominated policyholder account balances (2)	65	(44)	21
Foreign currency forwards:	Foreign-denominated fixed maturity securities	13	(11)	2
Total		$(14)	$104	$90
Year Ended December 31, 2016
Interest rate swaps:	Fixed maturity securities	$7	$(9)	$(2)
	Policyholder liabilities (1)	(108)	90	(18)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	13	(12)	1
	Foreign-denominated policyholder account balances (2)	(95)	92	(3)
Foreign currency forwards:	Foreign-denominated fixed maturity securities	127	(119)	8
Total		$(56)	$42	$(14)
Year Ended December 31, 2015
Interest rate swaps:	Fixed maturity securities	$4	$(1)	$3
	Policyholder liabilities (1)	(4)	(6)	(10)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	15	(7)	8
	Foreign-denominated policyholder account balances (2)	(240)	232	(8)
Foreign currency forwards:	Foreign-denominated fixed maturity securities	(75)	68	(7)
Total		$(300)	$286	$(14)
__________________

(1)	Fixed rate liabilities reported in policyholder account balances or future policy benefits.

(2)	Fixed rate or floating rate liabilities.
For the Company’s foreign currency forwards, the change in the estimated fair value of the derivative related to the changes in the difference between the spot price and the forward price is excluded from the assessment of hedge effectiveness. For all other derivatives, all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For the years ended December 31, 2017, 2016 and 2015, the component of the change in estimated fair value of derivatives that was excluded from the assessment of hedge effectiveness was ($40) million, ($23) million and ($11) million, respectively.
Cash Flow Hedges
The Company designates and accounts for the following as cash flow hedges when they have met the requirements of cash flow hedging: (i) interest rate swaps to convert floating rate assets and liabilities to fixed rate assets and liabilities; (ii) foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated assets and liabilities; (iii) interest rate forwards and credit forwards to lock in the price to be paid for forward purchases of investments; (iv) interest rate swaps and interest rate forwards to hedge the forecasted purchases of fixed rate investments; and (v) interest rate swaps and interest rate forwards to hedge forecasted fixed rate borrowings.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). These amounts were $13 million, $12 million and $8 million for the years ended December 31, 2017, 2016 and 2015, respectively.
At both December 31, 2017 and 2016, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed five years.
At December 31, 2017 and 2016, the balance in AOCI associated with cash flow hedges was $1.5 billion and $2.9 billion, respectively. Upon the Separation, the Company recorded a reduction of $414 million of deferred gains within AOCI. For the years ended December 31, 2016, and 2015, the amounts of deferred gains (losses) in AOCI from Brighthouse were $71 million and $102 million, respectively. For the years ended December 31, 2017, 2016, and 2015, the amounts of income reclassified from AOCI into income (loss) from discontinued operations were $16 million, $45 million and $7 million, respectively.
The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and the consolidated statements of equity. The table excludes the effects of Brighthouse derivatives prior to the Separation.

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses)Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)			Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)			(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Other Expenses	Net Derivative Gains (Losses)
	(In millions)
Year Ended December 31, 2017
Interest rate swaps	$78	$24	$16	$—	$18
Interest rate forwards	210	(11)	2	1	(2)
Foreign currency swaps	(335)	974	—	2	(4)
Credit forwards	—	1	—	—	—
Total	$(47)	$988	$18	$3	$12
Year Ended December 31, 2016
Interest rate swaps	$50	$56	$12	$—	$(1)
Interest rate forwards	(366)	(1)	4	1	—
Foreign currency swaps	589	(350)	(2)	2	1
Credit forwards	—	3	1	—	—
Total	$273	$(292)	$15	$3	$—
Year Ended December 31, 2015
Interest rate swaps	$76	$84	$11	$—	$2
Interest rate forwards	(3)	4	3	2	—
Foreign currency swaps	(194)	(720)	(1)	1	9
Credit forwards	—	1	—	—	—
Total	$(121)	$(631)	$13	$3	$11
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At December 31, 2017, the Company expected to reclassify ($101) million of deferred net gains (losses) on derivatives in AOCI, included in the table above, to earnings within the next 12 months.
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
The following table presents the effects of derivatives in net investment hedging relationships on the consolidated statements of operations and the consolidated statements of equity:

Derivatives in Net Investment Hedging Relationships (1), (2)	Amount of Gains (Losses) Deferred in AOCI
	Years Ended December 31,
	2017	2016	2015
	(In millions)
Foreign currency forwards	$(155)	$(267)	$255
Currency options	(290)	(35)	(138)
Total	$(445)	$(302)	$117
__________________

(1)
During the years ended December 31, 2017, 2016 and 2015, there were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from AOCI into earnings.

(2)
There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

At December 31, 2017 and 2016, the cumulative foreign currency translation gain (loss) recorded in AOCI related to hedges of net investments in foreign operations was $309 million and $754 million, respectively.
Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the nonqualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $11.4 billion and $10.7 billion at December 31, 2017 and 2016, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At December 31, 2017 and 2016, the Company would have received $271 million and $152 million, respectively, to terminate all of these contracts.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	December 31,
	2017			2016
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$7	$375	2.6	$6	$449	3.1
Credit default swaps referencing indices	44	2,268	2.7	34	2,335	3.6
Subtotal	51	2,643	2.7	40	2,784	3.5
Baa
Single name credit default swaps (3)	7	605	1.8	5	751	2.5
Credit default swaps referencing indices	183	7,662	5.0	88	6,711	5.0
Subtotal	190	8,267	4.8	93	7,462	4.8
Ba
Single name credit default swaps (3)	1	115	3.4	(2)	135	4.1
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	1	115	3.4	(2)	135	4.1
B
Single name credit default swaps (3)	2	20	3.5	1	70	1.8
Credit default swaps referencing indices	27	330	5.0	20	281	5.0
Subtotal	29	350	4.9	21	351	4.3
Total	$271	$11,375	4.3	$152	$10,732	4.4
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
The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amount of potential future recoveries available to offset the $11.4 billion and $10.7 billion from the table above were $27 million and $30 million at December 31, 2017 and 2016, respectively.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

The Company manages its credit risk related to derivatives by entering into transactions with creditworthy counterparties and establishing and monitoring exposure limits. The Company’s OTC-bilateral derivative transactions are governed by ISDA Master Agreements which provide for legally enforceable set-off and close-out netting of exposures to specific counterparties in the event of early termination of a transaction, which includes, but is not limited to, events of default and bankruptcy. In the event of an early termination, the Company is permitted to set off receivables from the counterparty against payables to the same counterparty arising out of all included transactions. Substantially all of the Company’s ISDA Master Agreements also include Credit Support Annex provisions which require both the pledging and accepting of collateral in connection with its OTC-bilateral derivatives.
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	December 31,
	2017		2016
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement (1)	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$7,955	$4,059	$9,976	$5,721
OTC-cleared (1), (6)	649	223	2,275	1,142
Exchange-traded	22	8	33	15
Total gross estimated fair value of derivatives (1)	8,626	4,290	12,284	6,878
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (1), (6)	8,626	4,290	12,284	6,878
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,528)	(2,528)	(3,787)	(3,787)
OTC-cleared	(35)	(35)	(903)	(903)
Exchange-traded	(1)	(1)	(5)	(5)
Cash collateral: (3), (4)
OTC-bilateral	(4,169)	—	(4,244)	(84)
OTC-cleared	(584)	(179)	(1,335)	(234)
Exchange-traded	—	(5)	—	(9)
Securities collateral: (5)
OTC-bilateral	(1,004)	(1,474)	(1,640)	(1,818)
OTC-cleared	—	(9)	—	—
Exchange-traded	—	(2)	—	—
Net amount after application of master netting agreements and collateral	$305	$57	$370	$38
__________________

(1)
At December 31, 2017 and 2016, derivative assets included income or (expense) accruals reported in accrued investment income or in other liabilities of $75 million and $145 million, respectively, and derivative liabilities included (income) or expense accruals reported in accrued investment income or in other liabilities of ($49) million and ($43) million, respectively.

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

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At December 31, 2017 and 2016, the Company received excess cash collateral of $253 million and $164 million, respectively, and provided excess cash collateral of $272 million and $461 million, respectively, which is not included in the table above due to the foregoing limitation.

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at December 31, 2017, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At December 31, 2017 and 2016, the Company received excess securities collateral with an estimated fair value of $108 million and $82 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At December 31, 2017 and 2016, the Company provided excess securities collateral with an estimated fair value of $305 million and $189 million, respectively, for its OTC-bilateral derivatives, $522 million and $544 million, respectively, for its OTC-cleared derivatives, and $89 million and $116 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

The following table presents the estimated fair value of the Company’s OTC-bilateral derivatives that were in a net liability position after considering the effect of netting agreements, together with the estimated fair value and balance sheet location of the collateral pledged. The table also presents the incremental collateral that MetLife, Inc. would be required to provide if there was a one-notch downgrade in MetLife, Inc.’s senior unsecured debt rating at the reporting date or if the Company’s credit or financial strength rating, as applicable, at the reporting date sustained a downgrade to a level that triggered full overnight collateralization or termination of the derivative position. OTC-bilateral derivatives that are not subject to collateral agreements are excluded from this table.

	December 31,
	2017			2016
	Derivatives Subject to Credit-Contingent Provisions	Derivatives Not Subject to Credit-Contingent Provisions	Total	Derivatives Subject to Credit-Contingent Provisions	Derivatives Not Subject to Credit-Contingent Provisions	Total
	(In millions)
Estimated Fair Value of Derivatives in a Net Liability Position (1)	$1,508	$24	$1,532	$1,909	$25	$1,934
Estimated Fair Value of Collateral Provided:
Fixed maturity securities	$1,675	$26	$1,701	$1,965	$31	$1,996
Cash	$—	$—	$—	$91	$—	$91
Estimated Fair Value of Incremental Collateral Provided Upon:
One-notch downgrade in the Company’s credit or financial strength rating, as applicable	$15	$—	$15	$6	$—	$6
Downgrade in the Company’s credit or financial strength rating, as applicable, to a level that triggers full overnight collateralization or termination of the derivative position	$20	$—	$20	$9	$—	$9
__________________

(1)	After taking into consideration the existence of netting agreements.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

		December 31,
	Balance Sheet Location	2017	2016
		(In millions)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$144	$143
Options embedded in debt or equity securities	Investments	(132)	(88)
Embedded derivatives within asset host contracts		$12	$55
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$32	$361
Assumed guaranteed minimum benefits	Policyholder account balances	291	523
Funds withheld on ceded reinsurance	Other liabilities	25	(30)
Fixed annuities with equity indexed returns	Policyholder account balances	70	18
Embedded derivatives within liability host contracts		$418	$872
The following table presents changes in estimated fair value related to embedded derivatives:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Net derivative gains (losses) (1)	$799	$(181)	$200
__________________

(1)
The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($190) million, $156 million and $52 million for the years ended December 31, 2017, 2016 and 2015, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)

10. Fair Value
When developing estimated fair values, the Company considers three broad valuation approaches: (i) the market approach, (ii) the income approach, and (iii) the cost approach. The Company determines the most appropriate valuation approach to use, given what is being measured and the availability of sufficient inputs, giving priority to observable inputs. The Company categorizes its assets and liabilities measured at estimated fair value into a three-level hierarchy, based on the significant input with the lowest level in its valuation. The input levels are as follows:

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

	December 31, 2017
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$78,171	$4,490	$82,661
Foreign government	—	61,325	209	61,534
Foreign corporate	—	48,840	6,729	55,569
U.S. government and agency	26,052	21,342	—	47,394
RMBS	—	25,339	3,461	28,800
State and political subdivision	—	12,455	—	12,455
ABS	—	11,204	1,087	12,291
CMBS	—	7,934	293	8,227
Total fixed maturity securities	26,052	266,610	16,269	308,931
Equity securities	1,104	981	428	2,513
FVO securities (1)	14,028	2,355	362	16,745
Short-term investments (2)	3,001	1,252	33	4,286
Residential mortgage loans — FVO	—	—	520	520
Other investments	81	84	—	165
Derivative assets: (3)
Interest rate	2	5,553	8	5,563
Foreign currency exchange rate	2	1,954	113	2,069
Credit	—	240	38	278
Equity market	18	548	75	641
Total derivative assets	22	8,295	234	8,551
Embedded derivatives within asset host contracts (4)	—	—	144	144
Separate account assets (5)	89,916	114,124	961	205,001
Total assets	$134,204	$393,701	$18,951	$546,856
Liabilities
Derivative liabilities: (3)
Interest rate	$4	$638	$130	$772
Foreign currency exchange rate	—	2,553	37	2,590
Credit	—	43	—	43
Equity market	4	731	199	934
Total derivative liabilities	8	3,965	366	4,339
Embedded derivatives within liability host contracts (4)	—	—	418	418
Separate account liabilities (5)	—	7	2	9
Total liabilities	$8	$3,972	$786	$4,766

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

	December 31, 2016
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$72,811	$5,732	$78,543
Foreign government	—	55,687	289	55,976
Foreign corporate	—	44,858	5,805	50,663
U.S. government and agency	24,943	19,490	—	44,433
RMBS	—	25,194	3,838	29,032
State and political subdivision	—	12,221	10	12,231
ABS	—	10,196	1,029	11,225
CMBS	—	7,112	348	7,460
Total fixed maturity securities	24,943	247,569	17,051	289,563
Equity securities	1,334	1,092	468	2,894
FVO securities (1)	11,123	2,513	287	13,923
Short-term investments (2)	4,091	1,868	46	6,005
Residential mortgage loans — FVO	—	—	566	566
Other investments	86	71	—	157
Derivative assets: (3)
Interest rate	3	7,556	2	7,561
Foreign currency exchange rate	—	3,783	80	3,863
Credit	—	145	30	175
Equity market	30	390	120	540
Total derivative assets	33	11,874	232	12,139
Embedded derivatives within asset host contracts (4)	—	—	143	143
Separate account assets (5)	82,818	111,612	1,148	195,578
Total assets	$124,428	$376,599	$19,941	$520,968
Liabilities
Derivative liabilities: (3)
Interest rate	$12	$1,713	$500	$2,225
Foreign currency exchange rate	—	3,784	54	3,838
Credit	—	49	—	49
Equity market	3	566	240	809
Total derivative liabilities	15	6,112	794	6,921
Embedded derivatives within liability host contracts (4)	—	—	872	872
Separate account liabilities (5)	—	16	7	23
Total liabilities	$15	$6,128	$1,673	$7,816
__________________

(1)	FVO securities were comprised of over 85% FVO contractholder-directed unit-linked investments at both December 31, 2017 and 2016.

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

(4)
Embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables and other invested assets on the consolidated balance sheets. Embedded derivatives within liability host contracts are presented within policyholder account balances and other liabilities on the consolidated balance sheets. At December 31, 2017 and 2016, debt and equity securities also included embedded derivatives of ($132) million and ($88) million, respectively.

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
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 3% of the total estimated fair value of Level 3 fixed maturity securities at December 31, 2017.
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

Separate account assets and Separate account liabilities (1)
Mutual funds and hedge funds without readily determinable fair values as prices are not published publicly
	Key Input:		•	N/A
	•	quoted prices or reported NAV provided by the fund managers
Other limited partnership interests
	•	N/A	Valued giving consideration to the underlying holdings of the partnerships and by applying a premium or discount, if appropriate.
Key Inputs:
			•	liquidity; bid/ask spreads; performance record of the fund manager
			•	other relevant variables that may impact the exit value of the particular partnership interest
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
Transfers between Levels 1 and 2:
There were no transfers between Levels 1 and 2 for assets and liabilities measured at estimated fair value and still held at December 31, 2017. Transfers between Levels 1 and 2 for assets and liabilities measured at estimated fair value and still held at December 31, 2016, were not significant.
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

					December 31, 2017				December 31, 2016				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	83	-	142	110	18	-	138	106	Increase
	•	Market pricing	•	Quoted prices (4)	10	-	443	121	6	-	700	116	Increase
	•	Consensus pricing	•	Offered quotes (4)	97	-	104	101	37	-	120	102	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	126	94	19	-	137	91	Increase (5)
ABS	•	Market pricing	•	Quoted prices (4)	5	-	117	100	5	-	106	99	Increase (5)
	•	Consensus pricing	•	Offered quotes (4)	100	-	103	100	96	-	102	100	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	200	-	300		200	-	300		Increase (7)
			•	Repurchase rates (8)	(5)	-	5		(44)	-	18		Decrease (7)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	(14)	-	309		50	-	328		Increase (7)
Credit	•	Present value techniques	•	Credit spreads (9)	—	-	—		97	-	98		Decrease (7)
	•	Consensus pricing	•	Offered quotes (10)
Equity market	•	Present value techniques or option pricing models	•	Volatility (11)	11%	-	31%		12%	-	32%		Increase (7)
			•	Correlation (12)	10%	-	30%		40%	-	40%
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.21%		0%	-	0.21%		Decrease (13)
				Ages 41 - 60	0.03%	-	0.75%		0.01%	-	0.78%		Decrease (13)
				Ages 61 - 115	0.15%	-	100%		0.04%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (14)
				Durations 11 - 20	2%	-	100%		2%	-	100%		Decrease (14)
				Durations 21 - 116	1.25%	-	100%		1.25%	-	100%		Decrease (14)
			•	Utilization rates	0%	-	25%		0%	-	25%		Increase (15)
			•	Withdrawal rates	0%	-	20%		0%	-	20%		(16)
			•	Long-term equity volatilities	8.25%	-	33%		9.95%	-	33%		Increase (17)
			•	Nonperformance risk spread	0.02%	-	1.32%		0.04%	-	1.70%		Decrease (18)
__________________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

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

(10)	At both December 31, 2017 and 2016, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Foreign Government	Structured Securities	State and Political Subdivision	Equity Securities	FVO Securities
	(In millions)
Balance, January 1, 2016	$10,311	$829	$5,121	$34	$334	$270
Total realized/unrealized gains (losses) included in net income (loss) (2) (3)	5	12	103	1	(24)	2
Total realized/unrealized gains (losses) included in AOCI	59	(42)	56	2	19	—
Purchases (4)	2,754	44	2,221	—	23	99
Sales (4)	(996)	(45)	(1,483)	—	(15)	(35)
Issuances (4)	—	—	—	—	—	—
Settlements (4)	—	—	—	—	—	—
Transfers into Level 3 (5)	969	3	25	7	327	18
Transfers out of Level 3 (5)	(1,565)	(512)	(828)	(34)	(196)	(67)
Balance, December 31, 2016	11,537	289	5,215	10	468	287
Total realized/unrealized gains (losses) included in net income (loss) (2) (3)	3	4	94	—	—	22
Total realized/unrealized gains (losses) included in AOCI	708	—	133	—	19	—
Purchases (4)	3,830	30	1,376	—	25	292
Sales (4)	(1,763)	(53)	(1,598)	—	(51)	(141)
Issuances (4)	—	—	—	—	—	—
Settlements (4)	—	—	—	—	—	—
Transfers into Level 3 (5)	72	5	70	—	1	8
Transfers out of Level 3 (5)	(3,168)	(66)	(449)	(10)	(34)	(106)
Balance, December 31, 2017	$11,219	$209	$4,841	$—	$428	$362
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2015: (6)	$13	$12	$103	$—	$—	$(27)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2016: (6)	$6	$12	$103	$1	$(29)	$3
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2017: (6)	$1	$4	$84	$—	$(17)	$19
Gains (Losses) Data for the year ended December 31, 2015:
Total realized/unrealized gains (losses) included in net income (loss) (2) (3)	$53	$13	$103	$—	$11	$(30)
Total realized/unrealized gains (losses) included in AOCI	$(637)	$(23)	$(77)	$1	$(54)	$—

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans - FVO	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Balance, January 1, 2016	$244	$314	$(179)	$(178)	$1,558
Total realized/unrealized gains (losses) included in net income (loss) (2) (3)	1	8	(31)	(214)	(2)
Total realized/unrealized gains (losses) included in AOCI	4	—	(367)	(20)	—
Purchases (4)	50	297	28	—	375
Sales (4)	(50)	(11)	—	—	(512)
Issuances (4)	—	—	—	—	62
Settlements (4)	—	(42)	(13)	(317)	(51)
Transfers into Level 3 (5)	—	—	—	—	19
Transfers out of Level 3 (5)	(203)	—	—	—	(308)
Balance, December 31, 2016	46	566	(562)	(729)	1,141
Total realized/unrealized gains (losses) included in net income (loss) (2) (3)	—	40	87	823	(8)
Total realized/unrealized gains (losses) included in AOCI	—	—	216	(46)	—
Purchases (4)	32	175	—	—	187
Sales (4)	(1)	(179)	—	—	(80)
Issuances (4)	—	—	(7)	—	1
Settlements (4)	—	(82)	134	(322)	(93)
Transfers into Level 3 (5)	—	—	—	—	35
Transfers out of Level 3 (5)	(44)	—	—	—	(224)
Balance, December 31, 2017	$33	$520	$(132)	$(274)	$959
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2015: (6)	$—	$20	$(170)	$216	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2016: (6)	$1	$8	$(56)	$(242)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2017: (6)	$—	$27	$53	$793	$—
Gains (Losses) Data for the year ended December 31, 2015:
Total realized/unrealized gains (losses) included in net income (loss) (2) (3)	$1	$20	$(149)	$155	$14
Total realized/unrealized gains (losses) included in AOCI	$(1)	$—	$(2)	$1	$—
__________________

(1)	Comprised of U.S. and foreign corporate securities.

(2)
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

(3)	Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.

(4)	Items purchased/issued and then sold/settled in the same period are excluded from the rollforward. Fees attributed to embedded derivatives are included in settlements.

(5)
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

Fair Value Option
The Company elects the FVO for certain residential mortgage loans that are managed on a total return basis. The following table presents information for residential mortgage loans which are accounted for under the FVO and were initially measured at fair value.

	December 31,
	2017	2016
	(In millions)
Unpaid principal balance	$650	$794
Difference between estimated fair value and unpaid principal balance	(130)	(228)
Carrying value at estimated fair value	$520	$566
Loans in nonaccrual status	$198	$214
Loans more than 90 days past due	$94	$137
Loans in nonaccrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(102)	$(150)
Nonrecurring Fair Value Measurements
The following table presents information for assets measured at estimated fair value on a nonrecurring basis during the periods and still held at the reporting dates (for example, when there is evidence of impairment). The estimated fair values for these assets were determined using significant unobservable inputs (Level 3).

	At December 31,			Years Ended December 31,
	2017	2016	2015	2017	2016	2015
	Carrying Value After Measurement			Gains (Losses)
	(In millions)
Other limited partnership interests (1)	$58	$96	$57	$(65)	$(64)	$(31)
Other assets (2)	$—	$—	$—	$10	$(30)	$—
__________________

(1)
For these cost method investments, estimated fair value is determined from information provided on the financial statements of the underlying entities including NAV data. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. The Company estimates that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both December 31, 2017 and 2016 were not significant.

(2)	As discussed in Note 3, during the year ended December 31, 2016, the Company recognized an impairment of computer software in connection with the U.S. Retail Advisor Force Divestiture.

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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	December 31, 2017
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$68,211	$—	$—	$69,797	$69,797
Policy loans	$9,669	$—	$336	$11,176	$11,512
Other limited partnership interests	$219	$—	$—	$216	$216
Other invested assets	$443	$—	$—	$443	$443
Premiums, reinsurance and other receivables	$4,155	$—	$1,283	$3,056	$4,339
Other assets	$285	$—	$189	$139	$328
Liabilities
Policyholder account balances	$114,355	$—	$—	$116,534	$116,534
Long-term debt	$15,675	$—	$17,773	$—	$17,773
Collateral financing arrangement	$1,121	$—	$—	$894	$894
Junior subordinated debt securities	$3,144	$—	$4,319	$—	$4,319
Other liabilities	$3,208	$—	$1,496	$2,345	$3,841
Separate account liabilities	$124,011	$—	$124,011	$—	$124,011

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
Other Invested Assets
These other invested assets are principally comprised of various interest-bearing assets held in foreign subsidiaries. For the various interest-bearing assets held in foreign subsidiaries, the Company evaluates the specific facts and circumstances of each instrument to determine the appropriate estimated fair values. These estimated fair values were not materially different from the recognized carrying values.

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
Valuations of instruments classified as Level 3 are based primarily on discounted cash flow methodologies that utilize unobservable discount rates that can vary significantly based upon the specific terms of each individual arrangement. The determination of the estimated fair value of a collateral financing arrangement incorporates valuations obtained from the counterparty to the arrangement as part of the collateral management process.
Other Liabilities
Other liabilities consist primarily of interest payable, amounts due for securities purchased but not yet settled, funds withheld amounts payable, which are contractually withheld by the Company in accordance with the terms of the reinsurance agreements, and amounts payable under certain assumed reinsurance agreements, which are recorded using the deposit method of accounting. The Company evaluates the specific terms, facts and circumstances of each instrument to determine the appropriate estimated fair values, which are not materially different from the carrying values, with the exception of certain deposit type reinsurance payables. For such payables, the estimated fair value is determined as the present value of expected future cash flows, which are discounted using an interest rate determined to reflect the appropriate credit standing of the assuming counterparty.

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
The market multiple valuation approach utilizes market multiples of companies with similar businesses and the projected adjusted earnings of the reporting unit. The discounted cash flow valuation approach requires judgments about revenues, adjusted earnings projections, capital market assumptions and discount rates. The actuarial-based valuation approach, such as embedded value, estimates the net worth of the reporting unit and the value of existing and new business. The actuarial based approaches require judgments and assumptions about the level of economic capital required to support the mix of business, long-term growth rates, the account value of in-force business, projections of new and renewal business, as well as margins on such business, the level of interest rates, credit spreads, equity market levels, and the discount rate that the Company believes is appropriate for the respective reporting unit.
When testing goodwill for impairment, the Company also considers its market capitalization in relation to the aggregate estimated fair value of its reporting units. The Company applies significant judgment when determining the estimated fair value of its reporting units and when assessing the relationship of market capitalization to the aggregate estimated fair value of its reporting units.
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
The Company performed its annual goodwill impairment tests of its reporting units using a qualitative assessment and/or quantitative assessments under the market multiple, discounted cash flow and/or actuarial-based valuation approaches and concluded that the estimated fair values of all such reporting units were in excess of their carrying values and, therefore, goodwill was not impaired.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
11. Goodwill (continued)

Information regarding goodwill by segment, as well as Corporate & Other, was as follows:

	U.S.	Asia (1)	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Balance at January 1, 2015
Goodwill	$1,451	$4,615	$1,385	$1,232	$1,567	$42	$10,292
Accumulated impairment (2)	—	—	—	—	(680)	—	(680)
Total goodwill, net	1,451	4,615	1,385	1,232	887	42	9,612
Effect of foreign currency translation and other	—	(107)	(199)	(89)	—	—	(395)
Balance at December 31, 2015
Goodwill	1,451	4,508	1,186	1,143	1,567	42	9,897
Accumulated impairment	—	—	—	—	(680)	—	(680)
Total goodwill, net	1,451	4,508	1,186	1,143	887	42	9,217
Dispositions (3)	—	—	—	—	—	(42)	(42)
Effect of foreign currency translation and other	—	88	40	(83)	—	—	45
Balance at December 31, 2016
Goodwill	1,451	4,596	1,226	1,060	1,567	—	9,900
Accumulated impairment	—	—	—	—	(680)	—	(680)
Total goodwill, net	1,451	4,596	1,226	1,060	887	—	9,220
Acquisition	—	—	—	—	—	103	103
Dispositions (4)	—	—	(16)	—	—	—	(16)
Effect of foreign currency translation and other	—	77	96	110	—	—	283
Balance at December 31, 2017
Goodwill	1,451	4,673	1,306	1,170	1,567	103	10,270
Accumulated impairment	—	—	—	—	(680)	—	(680)
Total goodwill, net	$1,451	$4,673	$1,306	$1,170	$887	$103	$9,590
__________________

(1)	Includes goodwill of $4.5 billion, $4.4 billion and $4.3 billion from the Japan operations at December 31, 2017, 2016 and 2015, respectively.

(2)	The $680 million accumulated impairment in the MetLife Holdings segment relates to the retail annuities business impaired in 2012 that was not part of the separation of Brighthouse. See Note 3.

(3)	In connection with the U.S. Retail Advisor Force Divestiture, goodwill in Corporate & Other was reduced by $42 million for the year ended December 31, 2016. See Note 3.

(4)	In connection with the disposition of Mexico Afore, goodwill was reduced by $16 million for the year ended December 31, 2017. See Note 3.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)

12. Long-term and Short-term Debt
Long-term and short-term debt outstanding, excluding debt relating to CSEs, was as follows:

								December 31,
	Interest Rates (1)							2017			2016
	Range			Weighted Average	Maturity			Face Value	Unamortized Discount and Issuance Costs	Carrying Value	Face Value	Unamortized Discount and Issuance Costs	Carrying Value
								(In millions)
Senior notes	3.00%	-	7.72%	4.84%	2018	-	2046	$14,685	$(86)	$14,599	$15,597	$(92)	$15,505
Surplus notes	7.63%	-	7.88%	7.79%	2024	-	2025	507	(5)	502	507	(6)	501
Other notes (2)	2.20%	-	7.29%	4.56%	2018	-	2058	578	$(4)	574	420	(5)	415
Capital lease obligations								5	—	5	8	—	8
Total long-term debt								15,775	(95)	15,680	16,532	(103)	16,429
Total short-term debt								477	—	477	242	—	242
Total								$16,252	$(95)	$16,157	$16,774	$(103)	$16,671
__________________

(1)	Range of interest rates and weighted average interest rates are for the year ended December 31, 2017.

(2)	During 2017, an affiliate issued $139 million of long-term debt to a third party.
The aggregate maturities of long-term debt at December 31, 2017 for the next five years and thereafter are $1.1 billion in 2018, $1.0 billion in 2019, $540 million in 2020, $999 million in 2021, $846 million in 2022 and $11.2 billion thereafter.
Capital lease obligations are collateralized and rank highest in priority, followed by unsecured senior notes and other notes, followed by subordinated debt which consists of junior subordinated debt securities (see Note 14). Payments of interest and principal on the Company’s surplus notes, which are subordinate to all other obligations of the operating company issuing the notes and are senior to obligations of MetLife, Inc., may be made only with the prior approval of the insurance department of the state of domicile of the notes issuer. The Company’s collateral financing arrangement (see Note 13) is supported by surplus notes of a subsidiary and, accordingly, has priority consistent with surplus notes.
Certain of the Company’s debt instruments and committed facilities, as well as its unsecured revolving credit facility, contain various administrative, reporting, legal and financial covenants. The Company believes it was in compliance with all applicable covenants at December 31, 2017.
Senior Notes
In November 2015, MetLife, Inc. issued $500 million of senior notes due in November 2025 which bear interest at a fixed rate of 3.60%, payable semi-annually. Also in November 2015, MetLife, Inc. issued $750 million of senior notes due in May 2046 which bear interest at a fixed rate of 4.60%, payable semi-annually. In connection with the issuances, MetLife, Inc. incurred $10 million of issuance costs which have been capitalized and are being amortized over the terms of the senior notes.
In March 2015, MetLife, Inc. issued $500 million of senior notes due in March 2025 which bear interest at a fixed rate of 3.00%, payable semi-annually. Also in March 2015, MetLife, Inc. issued $1.0 billion of senior notes due in March 2045 which bear interest at a fixed rate of 4.05%, payable semi-annually. In connection with the issuances, MetLife, Inc. incurred $12 million of issuance costs which have been capitalized and are being amortized over the terms of the senior notes.
Term Loans
MetLife Private Equity Holdings, LLC (“MPEH”), a wholly-owned indirect investment subsidiary of MLIC, borrowed $350 million in December 2015 under a five-year credit agreement included within other notes in the table above. In November 2017, this agreement was amended to extend the maturity to November 2022, change the amount MPEH may borrow on a revolving basis to $75 million from $100 million, and change the interest rate to a variable rate of three-month LIBOR plus 3.25%, payable quarterly, from a variable rate of three-month LIBOR plus 3.70%. In connection with the initial borrowing in 2015, $6 million of costs were incurred, and additional costs of $1 million were incurred in connection with the 2017 amendment, which have been capitalized and are being amortized over the term of the loans. MPEH has pledged invested assets to secure the loans; however, these loans are non-recourse to MLIC and MetLife, Inc.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
12. Long-term and Short-term Debt (continued)

Short-term Debt
Short-term debt with maturities of one year or less was as follows:

	December 31,
	2017	2016
	(Dollars in millions)
Commercial paper	$100	$100
Short-term borrowings (1)	377	142
Total short-term debt	$477	$242
Average daily balance	$280	$135
Average days outstanding	27 days	21 days
__________________

(1)	Includes $374 million and $133 million at December 31, 2017 and 2016, respectively, of short-term debt related to repurchase agreements, secured by assets of subsidiaries.
During the years ended December 31, 2017, 2016 and 2015, the weighted average interest rate on short-term debt was 2.41%, 1.32% and 0.15%, respectively.
Interest Expense
Interest expense included in other expenses was $841 million, $874 million and $890 million for the years ended December 31, 2017, 2016 and 2015, respectively. Such amounts do not include interest expense on long-term debt related to CSEs, the collateral financing arrangement, or junior subordinated debt securities. See Notes 13 and 14.
Credit and Committed Facilities
At December 31, 2017, the Company maintained a $3.0 billion unsecured revolving credit facility (the “Credit Facility”) and certain committed facilities (the “Committed Facilities”) aggregating $3.7 billion. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
Credit Facility
The Company’s Credit Facility is used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. Total fees associated with the Credit Facility were $13 million, $15 million and $13 million for the years ended December 31, 2017, 2016 and 2015, respectively, and were included in other expenses. Information on the Credit Facility at December 31, 2017 was as follows:

Borrower(s)	Expiration	Maximum Capacity		Letters of Credit Issued	Drawdowns	Unused Commitments
		(In millions)
MetLife, Inc. and MetLife Funding, Inc.	December 2021 (1)	$3,000	(1)	$130	$—	$2,870
__________________

(1)	All borrowings under the Credit Facility must be repaid by December 20, 2021, except that letters of credit outstanding upon termination may remain outstanding until December 20, 2022.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
12. Long-term and Short-term Debt (continued)

Committed Facilities
Letters of credit issued under the Committed Facilities are used for collateral for certain of the Company’s affiliated reinsurance liabilities. Total fees associated with the Committed Facilities, included in other expenses, were $21 million, $27 million and $29 million for the years ended December 31, 2017, 2016 and 2015, respectively. Total fees associated with the Committed Facilities, included in income (loss) from discontinued operations, net of income tax, were $305 million, $69 million and $61 million for the years ended December 31, 2017, 2016 and 2015, respectively. See Note 3 for fees associated with termination of financing arrangements included within 2017 amounts. Information on the Committed Facilities at December 31, 2017 was as follows:

Account Party/Borrower(s)	Expiration	Maximum Capacity	Letters of Credit Issued	Drawdowns	Unused Commitments
		(In millions)
MetLife, Inc.	June 2018 (1)	$395	$395	$—	$—
MetLife Reinsurance Company of Vermont and MetLife, Inc.	December 2024 (2), (3)	400	380	—	20
MetLife Reinsurance Company of Vermont and MetLife, Inc.	December 2037 (2), (4)	2,896	2,354	—	542
Total		$3,691	$3,129	$—	$562
__________________

(1)	Capacity decreases in March 2018 and June 2018 to $200 million and $0, respectively.

(2)	MetLife, Inc. is a guarantor under the applicable facility.

(3)	Capacity decreases in June 2022, December 2022, June 2023, December 2023 and December 2024 to $380 million, $360 million, $310 million, $260 million and $0, respectively.

(4)
Capacity at December 31, 2017 of $2.6 billion increases periodically to a maximum of $2.9 billion in 2024, decreases periodically commencing in 2025 to $2.0 billion in 2037, and decreases to $0 at expiration in December 2037. Unused commitment of $542 million is based on maximum capacity. As of December 31, 2017, Brighthouse is a beneficiary of $2.4 billion of letters of credit issued under this committed facility. See Note 3.

In addition to the Committed Facilities, see also “— Term Loans” for information about the undrawn line of credit facility in the amount of $75 million.
13. Collateral Financing Arrangement
Information related to the collateral financing arrangement associated with the closed block (see Note 7) was as follows at:

	December 31,
	2017	2016
	(In millions)
Surplus notes outstanding (1)	$1,121	$1,274
Receivable from unaffiliated financial institution (1)	$146	$166
Pledged collateral (2)	$97	$160
Assets held in trust (2)	$1,248	$1,211
__________________

(1)	Carrying value.

(2)	Estimated fair value.
Interest expense on the collateral financing arrangement was $30 million, $24 million and $20 million for the years ended December 31, 2017, 2016 and 2015, respectively, which is included in other expenses.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
13. Collateral Financing Arrangement (continued)

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
During 2017, 2016 and 2015 following regulatory approval, MRC repurchased $153 million, $68 million and $57 million, respectively, in aggregate principal amount of the surplus notes. Cumulatively, since December 2007, MRC repurchased $1.4 billion in aggregate principal amount of the surplus notes as of December 31, 2017. Payments made by the Company in 2017, 2016 and 2015 associated with the repurchases were exclusive of accrued interest on the surplus notes. In connection with the repurchases during 2017, 2016 and 2015, the Company received payments in the aggregate amount of $20 million, $8 million and $8 million, respectively, from the unaffiliated financial institution, which reduced the amount receivable from the unaffiliated financial institution by the same amounts. No other payments related to an increase or decrease in the estimated fair value of the surplus notes were made by MetLife, Inc. or received from the unaffiliated financial institution during 2017, 2016 or 2015.
A majority of the proceeds from the offering of the surplus notes was placed in a trust, which is consolidated by the Company, to support MRC’s statutory obligations associated with the assumed closed block liabilities. During the years ended December 31, 2017, 2016 and 2015, MRC transferred $3 million, $1 million and $30 million, respectively, out of the trust to its general account. The assets are principally invested in fixed maturity securities and are presented as such within the Company’s consolidated balance sheets, with the related income included within net investment income on the Company’s consolidated statements of operations.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)

14. Junior Subordinated Debt Securities
Outstanding Junior Subordinated Debt Securities
Outstanding junior subordinated debt securities and exchangeable surplus trust securities which are exchangeable for junior subordinated debt securities prior to redemption or repayment, were as follows:

						December 31,
						2017			2016
Issuer	Issue Date	Interest Rate (1)	Scheduled Redemption Date	Interest Rate Subsequent to Scheduled Redemption Date (2)	Final Maturity	Face Value	Unamortized Discount and Issuance Costs	Carrying Value	Face Value	Unamortized Discount and Issuance Costs	Carrying Value
						(In millions)
MetLife, Inc.	December 2006	6.400%	December 2036	LIBOR + 2.205%	December 2066	$1,250	$(21)	$1,229	$1,250	$(11)	$1,239
MetLife Capital Trust IV (3)	December 2007	7.875%	December 2037	LIBOR + 3.960%	December 2067	700	(17)	683	700	(10)	690
MetLife, Inc. (4)	April 2008	9.250%	April 2038	LIBOR + 5.540%	April 2068	750	(11)	739	750	(6)	744
MetLife, Inc.	July 2009	10.750%	August 2039	LIBOR + 7.548%	August 2069	500	(7)	493	500	(4)	496
						$3,200	$(56)	$3,144	$3,200	$(31)	$3,169
_________________

(1)	Prior to the scheduled redemption date, interest is payable semiannually in arrears.

(2)
In the event the securities are not redeemed on or before the scheduled redemption date, interest will accrue after such date at an annual rate of three-month LIBOR plus the indicated margin, payable quarterly in arrears.

(3)
MetLife Capital Trust IV is a VIE which is consolidated on the financial statements of the Company. The securities issued by this entity are exchangeable surplus trust securities, which are exchangeable for a like amount of MetLife, Inc.’s junior subordinated debt securities on the scheduled redemption date, mandatorily under certain circumstances, and at any time upon MetLife, Inc. exercising its option to redeem the securities.

(4)
On February 10, 2017, in connection with the Separation, MetLife, Inc. exchanged $750 million aggregate principal amount of its 9.250% Fixed-to-Floating Rate Junior Subordinated Debentures due 2068 for $750 million aggregate liquidation preference of the 9.250% Fixed-to-Floating Rate Exchangeable Surplus Trust Securities of MetLife Capital Trust X (the “Trust”). As a result of the exchange, MetLife, Inc. became the sole beneficial owner of the Trust, a special purpose entity which issued the exchangeable surplus trust securities to third-party investors. On March 23, 2017, MetLife, Inc. dissolved the Trust.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
14. Junior Subordinated Debt Securities (continued)

In connection with each of the securities described above, MetLife, Inc. may redeem or may cause the redemption of the securities (i) in whole or in part, at any time on or after the date five years prior to the scheduled redemption date at their principal amount plus accrued and unpaid interest to, but excluding, the date of redemption, or (ii) in certain circumstances, in whole or in part, prior to the date five years prior to the scheduled redemption date at their principal amount plus accrued and unpaid interest to, but excluding, the date of redemption or, if greater, a make-whole price. MetLife, Inc. also has the right to, and in certain circumstances the requirement to, defer interest payments on the securities for a period up to 10 years. Interest compounds during such periods of deferral. If interest is deferred for more than five consecutive years, MetLife, Inc. is required to use proceeds from the sale of its common stock or warrants on common stock to satisfy this interest payment obligation. In connection with each of the securities described above, MetLife, Inc. entered into a separate replacement capital covenant (“RCC”). As part of each RCC, MetLife, Inc. agreed that it will not repay, redeem, or purchase the securities on or before a date 10 years prior to the final maturity date of each issuance, unless, subject to certain limitations, it has received cash proceeds during a specified period from the sale of specified replacement securities. Each RCC will terminate upon the occurrence of certain events, including an acceleration of the applicable securities due to the occurrence of an event of default. The RCCs are not intended for the benefit of holders of the securities and may not be enforced by them. Rather, each RCC is for the benefit of the holders of a designated series of MetLife, Inc.’s other indebtedness (the “Covered Debt”). Initially, the Covered Debt for each of the securities described above was MetLife, Inc.’s 5.700% senior notes due 2035 (the “5.700% Senior Notes”). As a result of the issuance of MetLife, Inc.’s 10.750% Fixed-to-Floating Rate Junior Subordinated Debentures due 2069 (the “10.750% JSDs”), the 10.750% JSDs became the Covered Debt with respect to, and in accordance with, the terms of the RCC relating to MetLife, Inc.’s 6.40% Fixed-to-Floating Rate Junior Subordinated Debentures due 2066. The 5.700% Senior Notes continue to be the Covered Debt with respect to, and in accordance with, the terms of the RCCs relating to each of MetLife Capital Trust IV’s 7.875% Fixed-to-Floating Rate Exchangeable Surplus Trust Securities, MetLife, Inc.’s 9.250% Fixed-to-Floating Rate Junior Subordinated Debentures and the 10.750% JSDs. MetLife, Inc. also entered into a replacement capital obligation which will commence during the six month period prior to the scheduled redemption date of each of the securities described above and under which MetLife, Inc. must use reasonable commercial efforts to raise replacement capital to permit repayment of the securities through the issuance of certain qualifying capital securities.
Interest expense on outstanding junior subordinated debt securities was $258 million for each of the years ended December 31, 2017, 2016 and 2015, which is included in other expenses.
15. Equity
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows at both December 31, 2017 and 2016:

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
15. Equity (continued)

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
The outstanding preferred stock ranks senior to MetLife, Inc.’s common stock with respect to the payment of dividends and distributions upon liquidation, dissolution or winding-up. Holders of the outstanding preferred stock are entitled to receive dividend payments only when, as and if declared by MetLife, Inc.’s Board of Directors or a duly authorized committee thereof. Dividends on the preferred stock are not cumulative or mandatory. Accordingly, if dividends are not declared on the preferred stock of the applicable series for any dividend period, then any accrued dividends for that dividend period will cease to accrue and be payable. If a dividend is not declared before the dividend payment date for any such dividend period, MetLife, Inc. will have no obligation to pay dividends accrued for such dividend period whether or not dividends are declared for any future period. No dividends may be paid or declared on MetLife, Inc.’s common stock (or any other securities ranking junior to the preferred stock) and MetLife, Inc. may not purchase, redeem, or otherwise acquire its common stock (or other such junior stock) unless the full dividends for the latest completed dividend period on all outstanding shares of preferred stock, and any parity stock, have been declared and paid or provided for. If dividends are declared on MetLife, Inc.’s Floating Rate Non-Cumulative Preferred Stock, Series A (the “Series A preferred stock”), they will be payable quarterly, in arrears, at an annual rate of the greater of: (i) 1.00% above three-month LIBOR on the related LIBOR determination date; or (ii) 4.00%. If dividends are declared on the Series C preferred stock for any dividend period, they are calculated on a non-cumulative basis at a fixed rate per annum of 5.25% from the date of original issue to, but excluding, June 15, 2020, and will be calculated at a floating rate per annum equal to three-month LIBOR plus 3.575% on the related LIBOR determination date from and after June 15, 2020. Dividends on the Series C preferred stock for any dividend period are payable, if declared, semi-annually in arrears on the 15th day of June and December of each year commencing on December 15, 2015 and ending on June 15, 2020, and thereafter quarterly in arrears on the 15th day of September, December, March and June of each year. Information on payments of dividends on the Series B preferred stock is set forth in the table below.
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
15. Equity (continued)

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
The declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the Series A, Series B and Series C preferred stock was as follows:

			Dividend
Declaration Date	Record Date	Payment Date	Series A Per Share	Series A Aggregate	Series B Per Share	Series B Aggregate	Series C Per Share	Series C Aggregate
			(In millions, except per share data)
November 15, 2017	November 30, 2017	December 15, 2017	$0.253	$6	$—	$—	$26.250	$39
August 15, 2017	August 31, 2017	September 15, 2017	$0.256	6	$—	—	$—	—
May 15, 2017	May 31, 2017	June 15, 2017	$0.256	7	$—	—	$26.250	39
March 6, 2017	February 28, 2017	March 15, 2017	$0.250	6	$—	—	$—	—
				$25		$—		$78
November 15, 2016	November 30, 2016	December 15, 2016	$0.253	$6	$—	$—	$26.250	$39
August 15, 2016	August 31, 2016	September 15, 2016	$0.256	6	$—	—	$—	—
May 16, 2016	May 31, 2016	June 15, 2016	$0.256	7	$—	—	$26.250	39
March 7, 2016	February 29, 2016	March 15, 2016	$0.253	6	$—	—	$—	—
				$25		$—		$78
November 16, 2015	November 30, 2015	December 15, 2015	$0.253	$6	$—	$—	$28.292	$43
August 17, 2015	August 31, 2015	September 15, 2015	$0.256	6	$—	—	$—	—
May 15, 2015	May 31, 2015	June 15, 2015	$0.256	7	$0.406	24	$—	—
March 5, 2015	February 28, 2015	March 16, 2015	$0.250	6	$0.406	24	$—	—
				$25		$48		$43
See Note 22 for information on subsequent preferred stock dividends declared.
Common Stock
Issuances
During the years ended December 31, 2017, 2016 and 2015, MetLife, Inc. issued 4,680,116, 4,439,219 and 5,592,622 new shares of its common stock for $158 million, $166 million and $216 million, respectively, in connection with stock option exercises and other stock-based awards. There were no shares of common stock issued from treasury stock for each of the years ended December 31, 2017, 2016 and 2015.
Repurchase Authorizations
On September 22, 2015, MetLife, Inc. announced that its Board of Directors authorized $739 million of common stock repurchases in addition to previously authorized repurchases. On November 10, 2016, MetLife, Inc. announced that its Board of Directors authorized $3.0 billion of common stock repurchases. On November 1, 2017, MetLife, Inc. announced that its Board of Directors authorized $2.0 billion of common stock repurchases.
During the years ended December 31, 2017, 2016 and 2015, MetLife, Inc. repurchased 56,599,540 shares, 6,948,739 shares and 39,491,991 shares under these repurchase authorizations for $2.9 billion, $372 million, and $1.9 billion, respectively. At December 31, 2017, MetLife, Inc. had $1.8 billion remaining under its common stock repurchase authorization. See Note 22 for information on subsequent common stock repurchases.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
15. Equity (continued)

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
Dividends
The declaration, record and payment dates, as well as per share and aggregate dividend amounts, for common stock was as follows:

			Dividend
Declaration Date	Record Date	Payment Date	Per Share	Aggregate
			(In millions, except per share data)
October 24, 2017	November 6, 2017	December 13, 2017	$0.400	$422
July 7, 2017	August 7, 2017	September 13, 2017	$0.400	427
April 25, 2017	May 8, 2017	June 13, 2017	$0.400	431
January 6, 2017	February 6, 2017	March 13, 2017	$0.400	437
				$1,717
October 25, 2016	November 7, 2016	December 13, 2016	$0.400	$441
July 7, 2016	August 8, 2016	September 13, 2016	$0.400	441
April 26, 2016	May 9, 2016	June 13, 2016	$0.400	441
January 6, 2016	February 5, 2016	March 14, 2016	$0.375	413
				$1,736
October 27, 2015	November 6, 2015	December 11, 2015	$0.375	$419
July 7, 2015	August 7, 2015	September 11, 2015	$0.375	420
April 28, 2015	May 11, 2015	June 12, 2015	$0.375	420
January 6, 2015	February 6, 2015	March 13, 2015	$0.350	394
				$1,653
See Note 22 for information on subsequent common stock dividends declared.
The funding of the cash dividends and operating expenses of MetLife, Inc. is primarily provided by cash dividends from MetLife, Inc.’s insurance subsidiaries. The statutory capital and surplus, or net assets, of MetLife, Inc.’s insurance subsidiaries are subject to regulatory restrictions except to the extent that dividends are allowed to be paid in a given year without prior regulatory approval. Dividends exceeding these limitations can generally be made subject to regulatory approval. The nature and amount of these dividend restrictions, as well as the statutory capital and surplus of MetLife, Inc.’s U.S. insurance subsidiaries, are disclosed in “— Statutory Equity and Income” and “— Dividend Restrictions — Insurance Operations.” MetLife, Inc.’s principal non-U.S. insurance operations are branches or subsidiaries of American Life Insurance Company (“American Life”), a U.S. insurance subsidiary of the Company. In addition, the payment of dividends by MetLife, Inc. to its shareholders is also subject to restrictions. See “— Dividend Restrictions — MetLife, Inc.”
Stock-Based Compensation Plans
Plans for Employees and Agents
Under the MetLife, Inc. 2015 Stock and Incentive Compensation Plan (the “2015 Stock Plan”), MetLife, Inc. may grant awards to employees and agents in the form of Stock Options, Stock Appreciation Rights, Performance Shares or Performance Share Units, Restricted Stock or Restricted Stock Units, Cash-Based Awards and Stock-Based Awards (each, as applicable, as defined in the 2015 Stock Plan with reference to shares of MetLife, Inc. common stock (“Shares”)). Awards under the 2015 Stock Plan and its predecessor plan, the MetLife, Inc. 2005 Stock and Incentive Compensation Plan (the “2005 Stock Plan”) were outstanding at December 31, 2017. MetLife, Inc. granted all awards to employees and agents in 2017 under the 2015 Stock Plan.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
15. Equity (continued)

The aggregate number of Shares authorized for issuance under the 2015 Stock Plan at December 31, 2017 was 36,166,517.
With the exception of performance shares granted in 2013 and after, which are re-measured quarterly, MetLife recognizes compensation expense related to awards under the 2005 Stock Plan or 2015 Stock Plan based on the number of awards it expects to vest, which represents the awards granted less expected forfeitures over the life of the award, as estimated at the date of grant. Unless a material deviation from the assumed forfeiture rate is observed during the term in which the awards are expensed, MetLife recognizes any adjustment necessary to reflect differences in actual experience in the period the award becomes payable or exercisable.
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
Deferred Shares are Shares that are covered by awards that have become payable under a plan, but the issuance of which has been deferred. Deferred Shares payable to employees or agents related to awards under the 2005 Stock Plan, 2015 Stock Plan, or earlier applicable plans equaled 1,351,798 Shares at December 31, 2017.
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
Plans for Non-Management Directors
Under the MetLife, Inc. 2015 Non-Management Director Stock Compensation Plan (the “2015 Director Stock Plan”), MetLife, Inc. may grant non-management Directors of MetLife, Inc. awards in the form of nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock or Restricted Stock Units, or Stock-Based Awards (each, as applicable, as defined in the 2015 Director Stock Plan with reference to Shares). The only awards MetLife, Inc. granted under the 2015 Director Stock Plan and its predecessor plan, the MetLife, Inc. 2005 Non-Management Director Stock Compensation Plan (the “2005 Director Stock Plan”), through December 31, 2017 vested immediately and no awards under the 2005 Director Stock Plan or 2015 Director Stock Plan remained outstanding at December 31, 2017.
The aggregate number of Shares authorized for issuance under the 2015 Director Stock Plan at December 31, 2017 was 1,702,903.
MetLife recognizes compensation expense related to awards under the 2015 Director Stock Plan based on the number of Shares awarded. The only awards made under the 2005 Director Stock Plan and under the 2015 Director Stock Plan through December 31, 2017 were Stock-Based Awards that vested immediately. MetLife, Inc. granted the majority of the awards in 2015 and 2016 under the 2015 Director Stock Plan in the second quarter of each year.
Deferred Shares payable to Directors related to awards under the 2005 Director Stock Plan, 2015 Director Stock Plan, or earlier applicable plans equaled 223,176 Shares at December 31, 2017.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
15. Equity (continued)

Compensation Expense Related to Stock-Based Compensation
The components of compensation expense related to stock-based compensation includes compensation expense related to Phantom Stock-Based Awards, and excludes the insignificant compensation expense related to the 2015 Director Stock Plan. Those components were:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Stock Options and Unit Options	$8	$9	$12
Performance Shares and Performance Units (1)	62	75	59
Restricted Stock Units and Restricted Units	58	63	66
Total compensation expense	$128	$147	$137
Income tax benefit	$45	$51	$48
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

The following table presents the total unrecognized compensation expense related to stock-based compensation and the expected weighted average period over which these expenses will be recognized at:

	December 31, 2017
	Expense	Weighted Average Period
	(In millions)	(Years)
Stock Options	$4	1.77
Performance Shares	$30	1.59
Restricted Stock Units	$40	1.84
Equity Awards
Stock Options
Stock Options are the contingent right of award holders to purchase Shares at a stated price for a limited time. All Stock Options have an exercise price equal to the closing price of a Share reported on the New York Stock Exchange (“NYSE”) on the date of grant, and have a maximum term of 10 years. The vast majority of Stock Options granted has become or will become exercisable at a rate of one-third of each award on each of the first three anniversaries of the grant date. Other Stock Options have become or will become exercisable on the third anniversary of the grant date. Vesting is subject to continued service, except for employees who meet specified age and service criteria and in certain other limited circumstances.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
15. Equity (continued)

A summary of the activity related to Stock Options was as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(Years)	(In millions)
Outstanding at January 1, 2017	19,482,388	$44.73	3.68	$218
Granted (2)	709,085	$46.85
Exercised (2)	(3,475,198)	$33.36
Expired (2)	(2,913,457)	$56.06
Forfeited (2)	(115,670)	$40.06
Other Separation adjustment (2)	2,322,606	$38.40
Outstanding at December 31, 2017	16,009,754	$38.77	3.54	$198
Vested and expected to vest at December 31, 2017	15,991,119	$38.76	3.13	$238
Exercisable at December 31, 2017	14,487,455	$38.46	3.02	$185
__________________

(1)
The intrinsic value of each Stock Option is the closing price on a particular date less the exercise price of the Stock Option, so long as the difference is greater than zero. The aggregate intrinsic value of all outstanding Stock Options is computed using the closing Share price on December 31, 2017 of $50.56 and December 31, 2016 of $48.02, as applicable.

(2)
For Stock Options outstanding as of August 4, 2017, MetLife, Inc. increased the number of Stock Options by an adjustment ratio, and lowered their exercise price by dividing it by the same adjustment ratio, to maintain the intrinsic value of the award pursuant to the anti-dilution provisions of the 2015 Stock Plan and the 2005 Stock Plan as a result of the Separation. MetLife, Inc. determined the adjustment ratio by dividing the $53.92 closing price of MetLife, Inc. common stock on August 4, 2017 by the $48.17 opening price of MetLife, Inc. common stock on August 7, 2017, the next trading day. Each of “Granted,” “Exercised,” “Expired,” and “Forfeited” reflects the impact of this adjustment, as applicable, regardless of the date of the transaction during 2017. “Other Separation adjustment” reflects the remaining adjustment to produce the Stock Options outstanding at December 31, 2017.

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
15. Equity (continued)

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
The following table presents the weighted average assumptions, with the exception of risk-free rate, which is expressed as a range, that the model uses to determine the fair value of unexercised Stock Options that MetLife, Inc. has granted:

	Years Ended December 31,
	2017	2016	2015
Dividend yield	3.05%	3.90%	2.72%
Risk-free rate of return	0.94% - 3.22%	0.62% - 2.85%	0.20% - 3.04%
Expected volatility	34.19%	33.58%	32.56%
Exercise multiple	1.43	1.43	1.44
Post-vesting termination rate	2.94%	2.58%	2.73%
Contractual term (years)	10	10	10
Expected life (years)	6	7	7
Weighted average exercise price of stock options granted	$46.85	$34.33	$45.91
Weighted average fair value of stock options granted	$12.36	$8.27	$11.87
The following table presents a summary of Stock Option exercise activity:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Total intrinsic value of stock options exercised	$59	$42	$44
Cash received from exercise of stock options	$116	$84	$121
Income tax benefit realized from stock options exercised	$20	$15	$15
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
For awards granted for the 2015 – 2017 and later performance periods in progress through December 31, 2017, the vested Performance Shares will be multiplied by a performance factor of 0% to 175%. Assuming that MetLife, Inc. has met threshold performance goals related to its adjusted income or total shareholder return, the MetLife, Inc. Compensation Committee will determine the performance factor in its discretion. In doing so, the Compensation Committee may consider MetLife, Inc.’s total shareholder return relative to the performance of its competitors and adjusted return on MetLife, Inc.’s common stockholders’ equity relative to its financial plan. MetLife estimates the fair value of Performance Shares each quarter until they become payable. The performance factor for the 2014 - 2016 performance period was 44.4%.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
15. Equity (continued)

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
The following table presents a summary of Performance Share and Restricted Stock Unit activity:

	Performance Shares		Restricted Stock Units
	Shares	Weighted Average Fair Value (1)	Units	Weighted Average Fair Value (1)
Outstanding at January 1, 2017	3,817,100	$49.88	3,422,013	$39.08
Granted (2)	1,225,333	$45.60	1,445,238	$42.45
Forfeited (2)	(270,292)	$42.94	(251,216)	$35.64
Payable (2) (3)	(1,192,734)	$44.84	(1,720,168)	$36.81
Other Separation adjustment (2)	454,353	$42.34	408,510	$37.07
Outstanding at December 31, 2017	4,033,760	$46.02	3,304,377	$37.17
Vested and expected to vest at December 31, 2017	3,971,002	$46.02	3,246,476	$37.14
__________________

(1)
Values for shares outstanding at January 1, 2017, represent weighted average number of shares multiplied by the fair value per share at December 31, 2016. Otherwise, all values represent weighted average of number of shares multiplied by the fair value per share at December 31, 2017. Fair value per share of Restricted Stock Units on December 31, 2017 was equal to Grant Date fair value per share.

(2)
For Performance Shares, Restricted Stock Units, and Deferred Shares outstanding as of August 4, 2017, MetLife, Inc. increased the number of units by an adjustment ratio to maintain the intrinsic value of the award or Deferred Shares pursuant to the anti-dilution provisions of the 2015 Stock Plan and the 2005 Stock Plan as a result of the Separation. MetLife, Inc. determined the adjustment ratio by dividing the $53.92 closing price of MetLife, Inc. common stock on August 4, 2017 by the $48.17 opening price of MetLife, Inc. common stock on August 7, 2017, the next trading day. Each of “Granted,” “Forfeited,” and “Payable” reflects the impact of this adjustment, as applicable, regardless of the date of the transaction during 2017. “Other Separation adjustment” reflects the remaining adjustment to produce the Performance Shares and Restricted Stock Units outstanding at December 31, 2017.

(3)	Includes both Shares paid and Deferred Shares for later payment.
Performance Share amounts above represent aggregate initial target awards and do not reflect potential increases or decreases resulting from the performance factor determined after the end of the respective performance periods. At December 31, 2017, the performance period for the 2015 — 2017 Performance Share grants was completed, but the performance factor had not yet been determined. Included in the immediately preceding table are 1,194,283 outstanding Performance Shares to which the 2015 — 2017 performance factor will be applied.
Liability Awards (Phantom Stock-Based Awards)
Certain MetLife subsidiaries have a liability for Phantom Stock-Based Awards in the form of Unit Options, Performance Units, and/or Restricted Units. These Share-based cash settled awards are recorded as liabilities until payout is made. Unlike Share-settled awards, which have a fixed grant-date fair value, the fair value of unsettled or unvested liability awards is re-measured at the end of each reporting period based on the change in fair value of one Share. The liability and corresponding expense are adjusted accordingly until the award is settled.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
15. Equity (continued)

Unit Options
Unit Options are the contingent right of award holders to receive a cash payment equal to the closing price of a Share on the exercise date, less the closing price on the grant date, if the difference is greater than zero, for a limited time. All Unit Options have an exercise price equal to the closing price of a Share reported on the NYSE on the date of grant, and have a maximum term of 10 years. The vast majority of Unit Options has become or will become eligible for exercise at a rate of one-third of each award on each of the first three anniversaries of the grant date. Other Unit Options have become or will become eligible for exercise on the third anniversary of the grant date. Vesting is subject to continued service, except for employees who meet specified age and service criteria and in certain other limited circumstances.
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
See “— Equity Awards — Performance Shares” for a discussion of the Performance Shares vesting period and performance factor calculation, which are also used for Performance Units.
Restricted Units
Restricted Units are units that, if they vest, are payable in cash equal to the closing price of a Share on the last day of the restriction period. They are not credited with dividend-equivalents for dividends paid on Shares. The vast majority of Restricted Units normally vest in thirds on or shortly after the first three anniversaries of their grant date. Other Restricted Units normally vest in their entirety on the third or later anniversary of their grant date. Vesting is subject to continued service, except for employees who meet specified age and service criteria and in certain other limited circumstances. Restricted Units are accounted for as liability awards.
The following table presents a summary of Liability Awards activity:

	Unit Options	Performance Units	Restricted Units
Outstanding at January 1, 2017	855,897	615,356	763,723
Granted (1)	24,175	238,487	375,414
Exercised (1)	(200,687)	—	—
Forfeited (1)	(100,439)	(53,499)	(82,940)
Paid (1)	—	(185,178)	(368,049)
Other Separation adjustment (1)	102,066	73,063	90,928
Outstanding at December 31, 2017	681,012	688,229	779,076
Vested and expected to vest at December 31, 2017	612,911	619,406	701,168
__________________

(1)
For Unit Options, Performance Units, and Restricted Units outstanding as of August 4, 2017, MetLife, Inc. increased the number of units, and for Units Options lowered the exercise price by an adjustment ratio to maintain the intrinsic value of the award pursuant to the anti-dilution provisions of the 2015 Stock Plan and the 2005 Stock Plan as a result of the Separation. MetLife, Inc. determined the adjustment ratio by dividing the $53.92 closing price of MetLife, Inc. common stock on August 4, 2017 by the $48.17 opening price of MetLife, Inc. common stock on August 7, 2017, the next trading day. Each of “Granted,” “Exercised,” “Forfeited,” and “Paid” reflects the impact of this adjustment, as applicable, regardless of the date of the transaction during 2017. “Other Separation adjustment” reflects the remaining adjustment to produce the Unit Options, Performance Units, and Restricted Units outstanding at December 31, 2017.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
15. Equity (continued)

Statutory Equity and Income
The states of domicile of MetLife, Inc.’s U.S. insurance subsidiaries each impose risk-based capital (“RBC”) requirements that were developed by the National Association of Insurance Commissioners (“NAIC”). American Life does not write business in Delaware or any other domestic state and, as such, is exempt from RBC requirements by Delaware law. Regulatory compliance is determined by a ratio of a company’s total adjusted capital, calculated in the manner prescribed by the NAIC (“TAC”) to its authorized control level RBC, calculated in the manner prescribed by the NAIC (“ACL RBC”), based on the statutory-based filed financial statements. Companies below specific trigger levels or ratios are classified by their respective levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is twice ACL RBC (“Company Action Level RBC”). While not required by or filed with insurance regulators, the Company also calculates an internally defined combined RBC ratio (“Statement-Based Combined RBC Ratio”), which is determined by dividing the sum of TAC for MetLife, Inc.’s principal U.S. insurance subsidiaries, excluding American Life, by the sum of Company Action Level RBC for such subsidiaries. The Company’s Statement-Based Combined RBC Ratio was in excess of 390% at December 31, 2017.The Company’s Statement-Based Combined RBC Ratio (both including and excluding Brighthouse insurance subsidiaries) was in excess of 400% at December 31, 2016. In addition, all non-exempted U.S. insurance subsidiaries individually exceeded Company Action Level RBC for all periods presented.
MetLife, Inc.’s foreign insurance operations are regulated by applicable authorities of the jurisdictions in which each entity operates and are subject to minimum capital and solvency requirements in those jurisdictions before corrective action commences. At December 31, 2017 and 2016, the adjusted capital of American Life’s insurance subsidiary in Japan, the Company’s largest foreign insurance operation, was in excess of four times the 200% solvency margin ratio that would require corrective action. Excluding Japan, the aggregate required capital and surplus of the Company’s other foreign insurance operations was $3.7 billion and the aggregate actual regulatory capital and surplus of such operations was $10.5 billion as of the date of the most recent required capital adequacy calculation for each jurisdiction, adjusted for the revision of assumed variable annuity guarantee reserves. See Note 1. Each of those other foreign insurance operations exceeded minimum capital and solvency requirements of their respective jurisdictions for all periods presented.
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
New York has adopted certain prescribed accounting practices, primarily consisting of the continuous Commissioners’ Annuity Reserve Valuation Method, which impacts deferred annuities, and the New York Special Consideration Letter, which mandates certain assumptions in asset adequacy testing. The collective impact of these prescribed accounting practices decreased the statutory capital and surplus of MLIC for the years ended December 31, 2017 and 2016 by an amount of $1.1 billion and $909 million, respectively, in excess of the amount of the decrease had capital and surplus been measured under NAIC guidance.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
15. Equity (continued)

Statutory net income (loss) was as follows:

		Years Ended December 31,
Company	State of Domicile	2017	2016	2015
		(In millions)
Metropolitan Life Insurance Company (1)	New York	$1,982	$3,444	$3,703
American Life Insurance Company	Delaware	$3,077	$341	$335
Brighthouse Life Insurance Company (2)	Delaware	N/A	$1,186	$(1,022)
Metropolitan Property and Casualty Insurance Company	Rhode Island	$197	$171	$204
Metropolitan Tower Life Insurance Company	Delaware	$74	$8	$(42)
New England Life Insurance Company (2)	Massachusetts	N/A	$109	$157
General American Life Insurance Company	Missouri	$90	$(2)	$204
Other (3)	Various	$11	$(70)	$20
__________________

(1)
In December 2016, MLIC transferred all of the issued and outstanding shares of the common stock of each of New England Life Insurance Company (“NELICO”) and General American Life Insurance Company (“GALIC”) to MetLife, Inc., in the form of a non-cash extraordinary dividend.

(2)
Effective April 28, 2017 in connection with the Separation, MetLife, Inc. contributed all of the issued and outstanding shares of common stock of each of Brighthouse Insurance and NELICO to Brighthouse Holdings, LLC. As a result of the Separation, Brighthouse Insurance and NELICO ceased to be subsidiaries of MetLife, Inc.

(3)
Effective April 28, 2017 in connection with the Separation, MetLife, Inc. contributed all of the issued and outstanding shares of Brighthouse Life Insurance Company of NY (“Brighthouse NY”) to Brighthouse Holdings, LLC. As a result of the Separation, Brighthouse NY ceased to be a subsidiary of MetLife, Inc. For the years ended December 31, 2016 and 2015, statutory net income (loss) of Brighthouse NY was ($87) million and $17 million, respectively.

Statutory capital and surplus was as follows at:

	December 31,
Company	2017	2016
	(In millions)
Metropolitan Life Insurance Company (1)	$10,384	$11,195
American Life Insurance Company	$6,548	$5,895
Brighthouse Life Insurance Company (2)	N/A	$4,374
Metropolitan Property and Casualty Insurance Company	$2,266	$2,271
Metropolitan Tower Life Insurance Company	$733	$669
New England Life Insurance Company (2)	N/A	$455
General American Life Insurance Company	$988	$923
Other (3)	$100	$303
__________________

(1)	In December 2016, MLIC transferred all of the issued and outstanding shares of the common stock of each of NELICO and GALIC to MetLife, Inc. in the form of a non-cash extraordinary dividend.

(2)
Effective April 28, 2017 in connection with the Separation, MetLife, Inc. contributed all of the issued and outstanding shares of common stock of each of Brighthouse Insurance and NELICO to Brighthouse Holdings, LLC. As a result of the Separation, Brighthouse Insurance and NELICO ceased to be subsidiaries of MetLife, Inc.

(3)
Effective April 28, 2017 in connection with the Separation, MetLife, Inc. contributed all of the issued and outstanding shares of Brighthouse NY to Brighthouse Holdings, LLC. As a result of the Separation, Brighthouse NY ceased to be a subsidiary of MetLife, Inc. At December 31, 2016, Brighthouse NY statutory capital and surplus was $196 million.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
15. Equity (continued)

The Company’s domestic captive life reinsurance subsidiaries, which reinsure risks including the closed block, level premium term life and ULSG assumed from other MetLife subsidiaries, have no state prescribed accounting practices, except for MRV and MetLife Reinsurance Company of Delaware (“MRD”).
MRV, with the explicit permission of the Commissioner of Insurance of the State of Vermont, has included, as admitted assets, the value of letters of credit serving as collateral for reinsurance credit taken by various affiliated cedants, in connection with reinsurance agreements entered into between MRV and the various affiliated cedants, which resulted in higher statutory capital and surplus of $2.7 billion and $5.6 billion for the years ended December 31, 2017 and 2016. MRV’s RBC would have triggered a regulatory event without the use of the state prescribed practice. A designated protected cell of MRV (“MRV Cell 2”) ceased being part of MetLife upon Separation.
MRD, with the explicit permission of the Commissioner of Insurance of the State of Delaware, has included, as admitted assets, the value of letters of credit issued to MRD, which resulted in higher statutory capital and surplus of $260 million for the year ended December 31, 2016. MRD’s RBC would not have triggered a regulatory event without the use of the state prescribed practice. MRD ceased to be a subsidiary of MetLife, Inc. upon Separation.
The combined statutory net income (loss) of MetLife, Inc.’s domestic captive life reinsurance subsidiaries was $2.1 billion, ($344) million and ($336) million for the years ended December 2017, 2016 and 2015, respectively, and the combined statutory capital and surplus, including the aforementioned prescribed practice, was $1.7 billion and $4.4 billion at December 31, 2017 and 2016, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
15. Equity (continued)

Dividend Restrictions
Insurance Operations
The table below sets forth the dividends permitted to be paid by MetLife, Inc.’s primary insurance subsidiaries without insurance regulatory approval and dividends paid:

	2018	2017		2016
Company	Permitted Without Approval (1)	Paid (2)		Paid (2)
	(In millions)
Metropolitan Life Insurance Company	$3,075	$2,523		$5,740	(3)
American Life Insurance Company	$—	$2,200	(4)	$—
Brighthouse Life Insurance Company (5)	N/A	$—		$261
Metropolitan Property and Casualty Insurance Company	$125	$185		$228
Metropolitan Tower Life Insurance Company	$73	$—		$60
New England Life Insurance Company (5)	N/A	$—		$295	(6)
General American Life Insurance Company	$118	$1		$—
__________________

(1)
Reflects dividend amounts that may be paid during 2018 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2018, some or all of such dividends may require regulatory approval.

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

(4)	Represents an extraordinary dividend.

(5)
Effective April 28, 2017 in connection with the Separation, MetLife, Inc. contributed all of the issued and outstanding shares of common stock of each of Brighthouse Insurance and NELICO to Brighthouse Holdings, LLC. As a result of the Separation, Brighthouse Insurance and NELICO ceased to be subsidiaries of MetLife, Inc. See Note 3 for other Brighthouse dividend transactions prior to the Separation.

(6)	Represents an extraordinary dividend paid by NELICO in 2016 to MetLife, Inc.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
15. Equity (continued)

Under New York State Insurance Law, MLIC is permitted, without prior insurance regulatory clearance, to pay stockholder dividends to MetLife, Inc. in any calendar year based on either of two standards. Under one standard, MLIC is permitted, without prior insurance regulatory clearance, to pay dividends out of earned surplus (defined as positive unassigned funds (surplus), excluding 85% of the change in net unrealized capital gains or losses (less capital gains tax), for the immediately preceding calendar year), in an amount up to the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains), not to exceed 30% of surplus to policyholders as of the end of the immediately preceding calendar year. In addition, under this standard, MLIC may not, without prior insurance regulatory clearance, pay any dividends in any calendar year immediately following a calendar year for which its net gain from operations, excluding realized capital gains, was negative. Under the second standard, if dividends are paid out of other than earned surplus, MLIC may, without prior insurance regulatory clearance, pay an amount up to the lesser of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). In addition, MLIC will be permitted to pay a dividend to MetLife, Inc. in excess of the amounts allowed under both standards only if it files notice of its intention to declare such a dividend and the amount thereof with the New York Superintendent of Financial Services (the “Superintendent”) and the Superintendent either approves the distribution of the dividend or does not disapprove the dividend within 30 days of its filing. Under New York State Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholder.
Under Delaware Insurance Code, each of American Life and Metropolitan Tower Life Insurance Company (“MTL”) is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to MetLife, Inc. as long as the amount of the dividend, when aggregated with all other dividends in the preceding 12 months, does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year, or (ii) its net statutory gain from operations for the immediately preceding calendar year (excluding realized capital gains), not including pro rata distributions of each insurer's own securities. Each of American Life and MTL will be permitted to pay a dividend to MetLife, Inc. in excess of the greater of such two amounts only if it files notice of the declaration of such a dividend and the amount thereof with the Delaware Commissioner of Insurance (the “Delaware Commissioner”) and the Delaware Commissioner either approves the distribution of the dividend or does not disapprove the distribution within 30 days of its filing. In addition, any dividend that exceeds earned surplus (defined as “unassigned funds (surplus)”) as of the immediately preceding calendar year requires insurance regulatory approval. Under Delaware Insurance Code, the Delaware Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.
Under Rhode Island Insurance Code, Metropolitan Property and Casualty Insurance Company (“MPC”) is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to MetLife, Inc. as long as the aggregate amount of all such dividends in any 12 month period does not exceed the lesser of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year, or (ii) net income, not including realized capital gains, for the immediately preceding calendar year, not including pro rata distributions of MPC’s own securities. In determining whether a dividend is extraordinary, MPC may include carry forward net income from the previous two calendar years, excluding realized capital gains less dividends paid in the second and immediately preceding calendar years. MPC will be permitted to pay a dividend to MetLife, Inc. in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Rhode Island Commissioner of Insurance (the “Rhode Island Commissioner”) and the Rhode Island Commissioner either approves the distribution of the dividend or does not disapprove the distribution within 30 days of its filing. Under Rhode Island Insurance Code, the Rhode Island Commissioner has broad discretion in determining whether the financial condition of a stock property and casualty insurance company would support the payment of such dividends to its stockholders.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
15. Equity (continued)

Under Missouri State Insurance Law, GALIC is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to MetLife, Inc. as long as the amount of such dividend when aggregated with all other dividends in the preceding 12 months does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding net realized capital gains), not including pro rata distributions of GALIC’s own securities. GALIC will be permitted to pay a dividend to MetLife, Inc. in excess of the greater of such two amounts only if it files notice of the declaration of such a dividend and the amount thereof with the Missouri Director of Insurance (the “Missouri Director”) and the Missouri Director either approves the distribution of the dividend or does not disapprove the distribution within 30 days of its filing. In addition, any dividend that exceeds earned surplus (defined by us to mean “unassigned funds (surplus)”) as of the last filed annual statutory statement requires insurance regulatory approval. Under Missouri State Insurance Law, the Missouri Director has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.
MetLife, Inc.
In addition to regulatory restrictions on the payment of dividends by its insurance subsidiaries to MetLife, Inc., the payment of dividends by MetLife, Inc. to its stockholders is also subject to other restrictions. The declaration and payment of dividends is subject to the discretion of MetLife, Inc.’s Board of Directors, and will depend on its financial condition, results of operations, cash requirements, future prospects and other factors deemed relevant by the Board. In addition, the payment of dividends on MetLife, Inc.’s common stock, and MetLife, Inc.’s ability to repurchase its common stock, may be subject to restrictions described below arising under the terms of MetLife, Inc.’s preferred stock and junior subordinated debentures in situations where MetLife, Inc. may be experiencing financial stress, as described below. For purposes of this discussion, “junior subordinated debentures” are deemed to include MetLife, Inc.’s Fixed-to-Floating Rate Exchangeable Surplus Trust Securities, as discussed in Note 14.
“Dividend Stopper” Provisions in the Preferred Stock and Junior Subordinated Debentures. MetLife, Inc.’s preferred stock and junior subordinated debentures contain provisions that would automatically suspend the payment of preferred stock dividends and interest on junior subordinated debentures if MetLife, Inc. fails to meet certain risk based capital ratio, net income and stockholders’ equity tests at specified times, except to the extent of the net proceeds from the issuance of certain securities during specified periods. If preferred stock dividends or interest on junior subordinated debentures are not paid, certain provisions in those instruments (sometimes referred to as “dividend stoppers”) may restrict MetLife, Inc. from repurchasing its common or preferred stock or paying dividends on its common or preferred stock and interest on its junior subordinated debentures. If MetLife, Inc. has not paid the full dividends on its preferred stock for the latest completed dividend period, MetLife, Inc. may not repurchase or pay dividends on its common stock during a dividend period. Under the junior subordinated debentures, if MetLife, Inc. has not paid in full the accrued interest on its junior subordinated debentures through the most recent interest payment date, it may not repurchase or pay dividends on its common stock or other capital stock (including the preferred stock), subject to certain exceptions. After obtaining the approval of the holders of a majority of MetLife, Inc.’s outstanding common stock on October 19, 2017, MetLife, Inc. amended the stockholders’ equity test applicable to the preferred stock to reflect the Separation of Brighthouse, so that prospectively the test will reflect the decrease in MetLife’s shareholders’ equity as a result of the Separation. On August 28, 2017, with the consent of holders of each series of junior subordinated debentures (or securities exchangeable for junior subordinated debentures), MetLife, Inc. amended the stockholders’ equity test in the junior subordinated debentures to the same effect.
The junior subordinated debentures further provide that MetLife, Inc. may, at its option and provided that certain conditions are met, defer payment of interest without giving rise to an event of default for periods of up to 10 years. In that case, after five years MetLife, Inc. would be obligated to use commercially reasonable efforts to sell equity securities to raise proceeds to pay the interest. MetLife, Inc. would not be subject to limitations on the number of deferral periods that MetLife, Inc. could begin, so long as all accrued and unpaid interest is paid with respect to prior deferral periods. If MetLife, Inc. were to defer payments of interest, the “dividend stopper” provisions in the junior subordinated debentures would thus prevent MetLife, Inc. from repurchasing or paying dividends on its common stock or other capital stock (including the preferred stock) during the period of deferral, subject to exceptions.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
15. Equity (continued)

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
15. Equity (continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to MetLife, Inc., was as follows:

	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2014	$15,224	$1,076	$(3,303)	$(2,283)	$10,714
OCI before reclassifications	(7,224)	(19)	(1,646)	125	(8,764)
Deferred income tax benefit (expense)	2,456	6	(1)	(43)	2,418
AOCI before reclassifications, net of income tax	10,456	1,063	(4,950)	(2,201)	4,368
Amounts reclassified from AOCI	(223)	608	—	229	614
Deferred income tax benefit (expense)	78	(213)	—	(80)	(215)
Amounts reclassified from AOCI, net of income tax	(145)	395	—	149	399
Balance at December 31, 2015	10,311	1,458	(4,950)	(2,052)	4,767
OCI before reclassifications	800	344	(476)	(62)	606
Deferred income tax benefit (expense)	(338)	(100)	114	24	(300)
AOCI before reclassifications, net of income tax	10,773	1,702	(5,312)	(2,090)	5,073
Amounts reclassified from AOCI	21	229	—	193	443
Deferred income tax benefit (expense)	(9)	(66)	—	(75)	(150)
Amounts reclassified from AOCI, net of income tax	12	163	—	118	293
Balance at December 31, 2016	10,785	1,865	(5,312)	(1,972)	5,366
OCI before reclassifications	5,392	(140)	765	(23)	5,994
Deferred income tax benefit (expense)	(1,732)	47	125	8	(1,552)
AOCI before reclassifications, net of income tax	14,445	1,772	(4,422)	(1,987)	9,808
Amounts reclassified from AOCI	(289)	(1,025)	—	167	(1,147)
Deferred income tax benefit (expense)	87	356	—	(43)	400
Amounts reclassified from AOCI, net of income tax	(202)	(669)	—	124	(747)
Disposal of subsidiary (2)	(2,286)	(305)	51	28	(2,512)
Deferred income tax benefit (expense)	800	107	(19)	(10)	878
Disposal of subsidiary, net of income tax	(1,486)	(198)	32	18	(1,634)
Balance at December 31, 2017	$12,757	$905	$(4,390)	$(1,845)	$7,427
__________________

(1)	See Note 8 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI, and the policyholder dividend obligation.

(2)	See Note 3.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
15. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI			Consolidated Statements of Operations Locations
	Years Ended December 31,
	2017	2016	2015
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$404	$78	$263	Net investment gains (losses)
Net unrealized investment gains (losses)	20	39	35	Net investment income
Net unrealized investment gains (losses)	(49)	(37)	56	Net derivative gains (losses)
Net unrealized investment gains (losses)	(86)	(101)	(131)	Discontinued operations
Net unrealized investment gains (losses), before income tax	289	(21)	223
Income tax (expense) benefit	(87)	9	(78)
Net unrealized investment gains (losses), net of income tax	202	(12)	145
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	24	56	84	Net derivative gains (losses)
Interest rate swaps	16	12	11	Net investment income
Interest rate swaps	2	36	2	Discontinued operations
Interest rate forwards	(11)	(1)	4	Net derivative gains (losses)
Interest rate forwards	2	4	3	Net investment income
Interest rate forwards	1	1	2	Other expenses
Interest rate forwards	3	4	4	Discontinued operations
Foreign currency swaps	974	(350)	(720)	Net derivative gains (losses)
Foreign currency swaps	—	(2)	(1)	Net investment income
Foreign currency swaps	2	2	1	Other expenses
Foreign currency swaps	11	5	—	Discontinued operations
Credit forwards	1	3	1	Net derivative gains (losses)
Credit forwards	—	1	—	Net investment income
Credit forwards	—	—	1	Discontinued operations
Gains (losses) on cash flow hedges, before income tax	1,025	(229)	(608)
Income tax (expense) benefit	(356)	66	213
Gains (losses) on cash flow hedges, net of income tax	669	(163)	(395)
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(190)	(199)	(231)
Amortization of prior service (costs) credit	23	6	6
Discontinued operations	—	—	(4)
Amortization of defined benefit plan items, before income tax	(167)	(193)	(229)
Income tax (expense) benefit	43	75	80
Amortization of defined benefit plan items, net of income tax	(124)	(118)	(149)
Total reclassifications, net of income tax	$747	$(293)	$(399)
__________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 17.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)

16. Other Expenses
Information on other expenses was as follows:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Employee and related costs	$3,595	$3,840	$3,950
Professional services	1,693	1,619	1,568
General and administrative expenses	1,129	1,007	1,417
Pension, postretirement and postemployment benefit costs	307	400	367
Premium taxes, other taxes, and licenses & fees	842	688	691
Commissions and other variable expenses	5,387	5,741	6,112
Capitalization of DAC	(3,002)	(3,152)	(3,319)
Amortization of DAC and VOBA	2,681	2,718	3,184
Amortization of negative VOBA	(140)	(269)	(361)
Interest expense on debt	1,129	1,157	1,168
Total other expenses	$13,621	$13,749	$14,777
Certain prior year amounts have been reclassified to conform to the current year presentation, which has been revised to align the expense categories with the Company’s businesses. The reclassifications did not result in a change to total other expenses.
See Note 3 for further information on Separation-related transaction costs.
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
Income Tax
See Note 18 for information on the charge related to income tax for the year ended December 31, 2015.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Other Expenses (continued)

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

	Years Ended December 31,
	2017	2016
	Severance
	(In millions)
Balance at January 1,	$35	$—
Restructuring charges	38	35
Cash payments	(51)	—
Balance at December 31,	$22	$35
Total restructuring charges incurred since inception of initiative	$73	$35
Management anticipates further restructuring charges through the year ending December 31, 2019. However, such restructuring plans were not sufficiently developed to enable management to make an estimate of such restructuring charges at December 31, 2017.
In 2016, the Company completed a previous enterprise-wide strategic initiative. These restructuring charges were included in other expenses. As the expenses related to an enterprise-wide initiative, they were reported in Corporate & Other. Information regarding such restructuring charges was as follows:

	Years Ended December 31,
	2016			2015
	Severance	Lease and Asset Impairment	Total	Severance	Lease and Asset Impairment	Total
	(In millions)
Balance at January 1,	$18	$4	$22	$31	$6	$37
Restructuring charges	—	1	1	60	4	64
Cash payments	(17)	(4)	(21)	(73)	(6)	(79)
Balance at December 31,	$1	$1	$2	$18	$4	$22
Total restructuring charges incurred since inception of initiative	$383	$47	$430	$383	$46	$429
17. Employee Benefit Plans
Pension and Other Postretirement Benefit Plans
Certain subsidiaries of MetLife, Inc. sponsor and/or administer various U.S. qualified and nonqualified defined benefit pension plans and other postretirement employee benefit plans covering employees and sales representatives who meet specified eligibility requirements. U.S. pension benefits are provided utilizing either a traditional formula or cash balance formula. The traditional formula provides benefits that are primarily based upon years of credited service and either final average or career average earnings. The cash balance formula utilizes hypothetical or notional accounts which credit participants with benefits equal to a percentage of eligible pay, as well as interest credits, determined annually based upon the annual rate of interest on 30-year U.S. Treasury securities, for each account balance. The U.S. nonqualified pension plans provide supplemental benefits in excess of limits applicable to a qualified plan. The non-U.S. pension plans generally provide benefits based upon either years of credited service and earnings preceding retirement or points earned on job grades and other factors in years of service.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
17. Employee Benefit Plans (continued)

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
The benefit obligations, funded status and net periodic benefit costs related to these pension and other postretirement benefits were comprised of the following:

	December 31, 2017						December 31, 2016
	Pension Benefits			Other Postretirement Benefits			Pension Benefits			Other Postretirement Benefits
	U.S. Plans	Non- U.S. Plans	Total	U.S. Plans	Non- U.S. Plans	Total	U.S. Plans	Non- U.S. Plans	Total	U.S. Plans	Non- U.S. Plans	Total
	(In millions)
Benefit obligations	$10,500	$909	$11,409	$1,648	$26	$1,674	$9,859	$882	$10,741	$1,734	$25	$1,759
Estimated fair value of plan assets	9,371	317	9,688	1,426	8	1,434	8,721	288	9,009	1,379	7	1,386
Over (under) funded status	$(1,129)	$(592)	$(1,721)	$(222)	$(18)	$(240)	$(1,138)	$(594)	$(1,732)	$(355)	$(18)	$(373)
Net periodic benefit costs	$267	$82	$349	$(12)	$2	$(10)	$278	$81	$359	$37	$2	$39

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
17. Employee Benefit Plans (continued)

Obligations and Funded Status

	December 31,
	2017		2016
	Pension Benefits (1)	Other Postretirement Benefits	Pension Benefits (1)	Other Postretirement Benefits
	(In millions)
Change in benefit obligations:
Benefit obligations at January 1,	$10,741	$1,759	$10,293	$1,892
Service costs	238	6	272	9
Interest costs	429	76	423	82
Plan participants’ contributions	—	33	—	30
Net actuarial (gains) losses	595	(95)	362	(115)
Acquisition, divestitures, settlements and curtailments	(27)	—	(37)	18
Change in benefits	—	—	(11)	(43)
Benefits paid	(600)	(107)	(582)	(111)
Effect of foreign currency translation	33	2	21	(3)
Benefit obligations at December 31,	11,409	1,674	10,741	1,759
Change in plan assets:
Estimated fair value of plan assets at January 1,	9,009	1,386	8,603	1,382
Actual return on plan assets	968	125	618	75
Acquisition, divestitures and settlements	(30)	(1)	(7)	(1)
Plan participants’ contributions	—	33	—	30
Employer contributions	329	(2)	374	13
Benefits paid	(600)	(107)	(582)	(111)
Effect of foreign currency translation	12	—	3	(2)
Estimated fair value of plan assets at December 31,	9,688	1,434	9,009	1,386
Over (under) funded status at December 31,	$(1,721)	$(240)	$(1,732)	$(373)
Amounts recognized on the consolidated balance sheets:
Other assets	$59	$160	$3	$1
Other liabilities	(1,780)	(400)	(1,735)	(374)
Net amount recognized	$(1,721)	$(240)	$(1,732)	$(373)
AOCI:
Net actuarial (gains) losses	$2,917	$(55)	$2,993	$89
Prior service costs (credit)	(11)	(27)	(11)	(49)
AOCI, before income tax	$2,906	$(82)	$2,982	$40
Accumulated benefit obligation	$10,996	N/A	$10,340	N/A
__________________

(1)	Includes nonqualified unfunded plans, for which the aggregate PBO was $1.2 billion and $1.1 billion at December 31, 2017 and 2016, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
17. Employee Benefit Plans (continued)

Information for pension plans with PBOs in excess of plan assets and accumulated benefit obligations (“ABO”) in excess of plan assets was as follows at:

	December 31,
	2017	2016	2017	2016
	PBO Exceeds Estimated Fair Value of Plan Assets		ABO Exceeds Estimated Fair Value of Plan Assets
	(In millions)
Projected benefit obligations	$2,016	$10,670	$1,996	$1,894
Accumulated benefit obligations	$1,904	$10,318	$1,890	$1,785
Estimated fair value of plan assets	$285	$8,979	$266	$228
Net Periodic Benefit Costs
The components of net periodic benefit costs and other changes in plan assets and benefit obligations recognized in OCI were as follows:

	Years Ended December 31,
	2017		2016		2015
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Net periodic benefit costs:
Service costs	$238	$6	$272	$9	$275	$17
Interest costs	429	76	423	82	414	89
Settlement and curtailment costs (1)	4	2	2	19	(1)	3
Expected return on plan assets	(516)	(72)	(527)	(75)	(534)	(80)
Amortization of net actuarial (gains) losses	195	—	189	10	189	42
Amortization of prior service costs (credit)	(1)	(22)	—	(6)	(1)	(5)
Total net periodic benefit costs (credit)	349	(10)	359	39	342	66
Other changes in plan assets and benefit obligations recognized in OCI:
Net actuarial (gains) losses	149	(146)	238	(124)	43	(161)
Prior service costs (credit)	(1)	—	(11)	(41)	—	(7)
Amortization of net actuarial (gains) losses	(195)	—	(189)	(10)	(189)	(42)
Amortization of prior service (costs) credit	1	22	—	6	1	5
Discontinued operations	—	—	(1)	1	(2)	(2)
Disposal of subsidiary	(30)	2	—	—	—	—
Total recognized in OCI	(76)	(122)	37	(168)	(147)	(207)
Total recognized in net periodic benefit costs and OCI	$273	$(132)	$396	$(129)	$195	$(141)
__________________

(1)	The Company recognized curtailment charges in 2016 on certain postretirement benefit plans in connection with the U.S. Retail Advisor Force Divestiture. See Note 3.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
17. Employee Benefit Plans (continued)

The estimated net actuarial (gains) losses and prior service costs (credit) for the defined benefit pension plans and other postretirement benefit plans that will be amortized from AOCI into net periodic benefit costs over the next year are $171 million and ($1) million, and ($6) million and ($19) million, respectively.
Assumptions
Assumptions used in determining benefit obligations for the U.S. plans were as follows:

	Pension Benefits			Other Postretirement Benefits
December 31, 2017
Weighted average discount rate	3.65%			3.70%
Rate of compensation increase	2.25%	-	8.50%	N/A
December 31, 2016
Weighted average discount rate	4.30%			4.45%
Rate of compensation increase	2.25%	-	8.50%	N/A
Assumptions used in determining net periodic benefit costs for the U.S. plans were as follows:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31, 2017
Weighted average discount rate	4.30%			4.45%
Weighted average expected rate of return on plan assets	6.00%			5.36%
Rate of compensation increase	2.25%	-	8.50%	N/A
Year Ended December 31, 2016
Weighted average discount rate	4.13%			4.37%
Weighted average expected rate of return on plan assets	6.00%			5.53%
Rate of compensation increase	2.25%	-	8.50%	N/A
Year Ended December 31, 2015
Weighted average discount rate	4.10%			4.10%
Weighted average expected rate of return on plan assets	6.25%			5.70%
Rate of compensation increase	2.25%	-	8.50%	N/A
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
The weighted average expected rate of return on plan assets for use in that plan’s valuation in 2018 is currently anticipated to be 5.75% for U.S. pension benefits and 5.11% for U.S. other postretirement benefits.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
17. Employee Benefit Plans (continued)

The assumed healthcare costs trend rates used in measuring the APBO and net periodic benefit costs were as follows:

	December 31,
	2017		2016
	Before Age 65	Age 65 and older	Before Age 65	Age 65 and older
Following year	5.6%	6.6%	6.8%	13.0%
Ultimate rate to which cost increase is assumed to decline	4.0%	4.3%	4.0%	4.3%
Year in which the ultimate trend rate is reached	2086	2098	2077	2092
Assumed healthcare costs trend rates may have a significant effect on the amounts reported for healthcare plans. A 1% change in assumed healthcare costs trend rates would have the following effects on the U.S. plans as of December 31, 2017:

	One Percent Increase	One Percent Decrease
	(In millions)
Effect on total of service and interest costs components	$9	$(8)
Effect of accumulated postretirement benefit obligations	$186	$(154)
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
17. Employee Benefit Plans (continued)

The table below summarizes the actual weighted average allocation of the estimated fair value of total plan assets by asset class at December 31 for the years indicated and the approved target allocation by major asset class at December 31, 2017 for the Invested Plans:

	December 31,
	2017				2016
	U.S. Pension Benefits		U.S. Other Postretirement Benefits (1)		U.S. Pension Benefits	U.S. Other Postretirement Benefits (1)
	Target	Actual Allocation	Target	Actual Allocation	Actual Allocation	Actual Allocation
Asset Class
Fixed maturity securities	82%	82%	85%	84%	81%	76%
Equity securities (2)	10%	10%	15%	15%	11%	24%
Alternative securities (3)	8%	8%	—%	1%	8%	—%
Total assets		100%		100%	100%	100%
__________________

(1)	U.S. other postretirement benefits do not reflect postretirement life’s plan assets invested in fixed maturity securities.

(2)	Equity securities percentage includes derivative assets.

(3)	Alternative securities primarily include hedge, private equity and real estate funds.
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
17. Employee Benefit Plans (continued)

The pension and other postretirement plan assets measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy are summarized as follows:

	December 31, 2017
	Pension Benefits				Other Postretirement Benefits
	Fair Value Hierarchy				Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
Corporate	$—	$3,833	$1	$3,834	$20	$362	$—	$382
U.S. government bonds	1,256	528	—	1,784	269	6	—	275
Foreign bonds	—	1,037	—	1,037	—	102	—	102
Federal agencies	35	134	—	169	—	17	—	17
Municipals	—	335	—	335	—	28	—	28
Short-term investments	135	192	—	327	8	390	—	398
Other (1)	7	388	10	405	—	68	—	68
Total fixed maturity securities	1,433	6,447	11	7,891	297	973	—	1,270
Equity securities:
Common stock - domestic	480	90	—	570	80	—	—	80
Common stock - foreign	317	87	3	407	74	—	—	74
Total equity securities	797	177	3	977	154	—	—	154
Other investments	19	144	622	785	—	9	—	9
Derivative assets	33	2	—	35	1	—	—	1
Total assets	$2,282	$6,770	$636	$9,688	$452	$982	$—	$1,434

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
17. Employee Benefit Plans (continued)

	December 31, 2016
	Pension Benefits				Other Postretirement Benefits
	Fair Value Hierarchy				Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
Corporate	$—	$3,499	$—	$3,499	$20	$306	$—	$326
U.S. government bonds	1,656	4	—	1,660	210	1	—	211
Foreign bonds	—	862	—	862	—	79	—	79
Federal agencies	—	196	—	196	—	27	—	27
Municipals	—	313	—	313	—	23	—	23
Short-term investments	118	217	—	335	13	416	—	429
Other (1)	—	362	9	371	—	55	—	55
Total fixed maturity securities	1,774	5,453	9	7,236	243	907	—	1,150
Equity securities:
Common stock - domestic	474	—	—	474	113	—	—	113
Common stock - foreign	380	69	—	449	122	—	—	122
Total equity securities	854	69	—	923	235	—	—	235
Other investments	30	105	637	772	—	—	—	—
Derivative assets	16	(3)	65	78	1	—	—	1
Total assets	$2,674	$5,624	$711	$9,009	$479	$907	$—	$1,386
__________________

(1)	Other primarily includes money market securities, mortgage-backed securities, collateralized mortgage obligations and ABS.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
17. Employee Benefit Plans (continued)

A rollforward of all pension and other postretirement benefit plan assets measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Pension Benefits
	Fixed Maturity Securities:			Equity Securities:
	Corporate	Foreign Bonds	Other (1)	Common Stock - Foreign	Other Investments	Derivative Assets
	(In millions)
Balance, January 1, 2016	$77	$17	$7	$—	$723	$76
Realized gains (losses)	2	—	—	—	—	3
Unrealized gains (losses)	3	(3)	—	—	33	(18)
Purchases, sales, issuances and settlements, net	(20)	(3)	—	—	(119)	6
Transfers into and/or out of Level 3	(62)	(11)	2	—	—	(2)
Balance, December 31, 2016	$—	$—	$9	$—	$637	$65
Realized gains (losses)	(10)	—	—	2	—	(22)
Unrealized gains (losses)	10	—	—	—	(12)	6
Purchases, sales, issuances and settlements, net	—	—	8	(4)	—	(48)
Transfers into and/or out of Level 3	1	—	(7)	5	(3)	(1)
Balance, December 31, 2017	$1	$—	$10	$3	$622	$—
__________________

(1)	Other includes ABS and collateralized mortgage obligations.
For the years ended December 31, 2017 and 2016, there were no other postretirement benefit plan assets measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
Expected Future Contributions and Benefit Payments
It is the subsidiaries’ practice to make contributions to the U.S. qualified pension plan to comply with minimum funding requirements of ERISA. In accordance with such practice, no contributions are required for 2018. The subsidiaries expect to make discretionary contributions to the qualified pension plan of $150 million in 2018. For information on employer contributions, see “— Obligations and Funded Status.”
Benefit payments due under the U.S. nonqualified pension plans are primarily funded from the subsidiaries’ general assets as they become due under the provisions of the plans, and therefore benefit payments equal employer contributions. The U.S. subsidiaries expect to make contributions of $70 million to fund the benefit payments in 2018.
Postretirement benefits are either: (i) not vested under law; (ii) a non-funded obligation of the subsidiaries; or (iii) both. Current regulations do not require funding for these benefits. The subsidiaries use their general assets, net of participant’s contributions, to pay postretirement medical claims as they come due. As permitted under the terms of the governing trust document, the subsidiaries may be reimbursed from plan assets for postretirement medical claims paid from their general assets. The U.S. subsidiaries expect to make contributions of $50 million towards benefit obligations in 2018 to pay postretirement medical claims.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
17. Employee Benefit Plans (continued)

Gross benefit payments for the next 10 years, which reflect expected future service where appropriate, are expected to be as follows:

	Pension Benefits	Other Postretirement Benefits
	(In millions)
2018	$604	$87
2019	$618	$90
2020	$634	$90
2021	$645	$89
2022	$664	$90
2023-2027	$3,523	$450
Additional Information
As previously discussed, most of the assets of the U.S. pension benefit plans are held in group annuity contracts issued by the subsidiaries while some of the assets of the U.S. postretirement benefit plans are held in a trust which largely utilizes life insurance contracts issued by the subsidiaries to hold such assets. Total revenues from these contracts recognized on the consolidated statements of operations were $56 million, $58 million and $55 million for the years ended December 31, 2017, 2016 and 2015, respectively, and included policy charges and net investment income from investments backing the contracts and administrative fees. Total investment income (loss), including realized and unrealized gains (losses), credited to the account balances was $1.1 billion, $660 million and ($125) million for the years ended December 31, 2017, 2016 and 2015, respectively. The terms of these contracts are consistent in all material respects with those the subsidiaries offer to unaffiliated parties that are similarly situated.
Defined Contribution Plans
Certain subsidiaries sponsor defined contribution plans under which a portion of employee contributions are matched. These subsidiaries contributed $72 million, $81 million and $80 million for the years ended December 31, 2017, 2016 and 2015, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)

18. Income Tax
On December 22, 2017, President Trump signed into law U.S. Tax Reform. U.S. Tax Reform includes numerous changes in tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%, which took effect for taxable years beginning on or after January 1, 2018. U.S. Tax Reform moves the United States from a worldwide tax system to a participation exemption system by providing corporations a 100% dividends received deduction (“DRD”) for dividends distributed by a controlled foreign corporation. To transition to that new system, U.S. Tax Reform imposes a one-time deemed repatriation tax on unremitted earnings and profits at a rate of 8.0% for illiquid assets and 15.5% for cash and cash equivalents.
The incremental financial statement impact related to U.S. Tax Reform was as follows:

U.S. Tax Reform
(In millions)
Income (loss) from continuing operations before provision for income tax	$(289)
Provision for income tax expense (benefit):
Deemed repatriation	170
Deferred tax revaluation	(1,790)
Total provision for income tax expense (benefit)	(1,620)
Income (loss) from continuing operations, net of income tax	1,331
Income tax (expense) benefit related to items of other comprehensive income (loss)	144
Increase to net equity from U.S. Tax Reform	$1,475
In accordance with SAB 118 issued by the SEC in December 2017, the Company has recorded provisional amounts for certain items for which the income tax accounting is not complete. For these items, the Company has recorded a reasonable estimate of the tax effects of U.S. Tax Reform. The estimates will be reported as provisional amounts during a measurement period, which will not exceed one year from the date of enactment of U.S. Tax Reform. The Company may reflect adjustments to its provisional amounts upon obtaining, preparing, or analyzing additional information about facts and circumstances that existed as of the enactment date that, if known, would have affected the income tax effects initially reported as provisional amounts.
The following items are considered provisional estimates due to complexities and ambiguities in U.S. Tax Reform which resulted in incomplete accounting for the tax effects of these provisions. Further guidance, either legislative or interpretive, and analysis will be required to complete the accounting for these items:

•
Deemed Repatriation Transition Tax - The Company has recorded a $170 million charge for this item. This charge is in addition to the $180 million charge recorded in the third quarter of 2017 resulting from the post-Separation review of the Company’s capital needs. The total transition tax liability recorded for the year ended December 31, 2017 is $350 million.

•
Global Intangible Low-Tax Income - U.S. Tax Reform imposes a minimum tax on global intangible low-tax income, which is generally the excess income of foreign subsidiaries over a 10% rate of routine return on tangible business assets. The Company has not yet formally adopted an accounting policy for this item. For the year ended December 31, 2017, the Company did not record a tax charge and tax incurred in future periods related to global intangible low-tax income will be recorded in the period incurred.

•
Compensation and Fringe Benefits - U.S. Tax Reform limits certain employer deductions for fringe benefit and related expenses and also repeals the exception allowing the deduction of certain performance-based compensation paid to certain senior executives. The Company has recorded an $8 million tax charge, included within the deferred tax revaluation.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
18. Income Tax (continued)

•
Alternative Minimum Tax Credits - U.S. Tax Reform eliminates the corporate alternative minimum tax and allows for minimum tax credit carryforwards to be used to offset future regular tax or to be refunded over the next few years. However, pursuant to the requirements of the Balanced Budget and Emergency Deficit Control Act of 1985, as amended, refund payments issued for corporations claiming refundable prior year alternative minimum tax credits are subject to a sequestration rate of 6.6%. The application of this fee to refunds in future years is subject to further guidance. Additionally, the sequestration reduction rate in effect at the time is subject to uncertainty. The Company has recorded a $9 million tax charge included within the deferred tax revaluation.

•
Tax Credit Partnerships - Certain tax credit partnership investments derive returns in part from income tax credits. The Company recognizes changes in tax attributes at the partnership level when reported by the investee in its financial information. U.S. Tax Reform may impact the tax attributes of tax credit partnerships. However, investee financial information is not yet available to enable the Company to determine the impacts of U.S. Tax Reform. Accordingly, the Company has applied prior law to these equity method investments in accordance with SAB 118. During the one year measurement period under SAB 118, the impacts of U.S. Tax Reform will be recognized as the investee financial information is made available.

U.S. Tax Reform requires the Company to recognize a transition tax on all previously unremitted foreign earnings at December 31, 2017. However, the Company has not provided for U.S. deferred taxes on the remaining excess of book bases over tax bases of certain investments in foreign subsidiaries that are essentially permanent in duration. It is not practicable to estimate the amount of remaining deferred tax liability related to the Company’s remaining basis difference in these foreign subsidiaries.
The provision for income tax from continuing operations was as follows:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Current:
Federal	$(246)	$520	$632
State and local	5	3	10
Foreign	891	628	556
Subtotal	650	1,151	1,198
Deferred:
Federal	(2,373)	(827)	194
Foreign	253	369	198
Subtotal	(2,120)	(458)	392
Provision for income tax expense (benefit)	$(1,470)	$693	$1,590
The Company’s income (loss) from continuing operations before income tax expense (benefit) from domestic and foreign operations were as follows:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Income (loss) from continuing operations:
Domestic	$684	$185	$1,874
Foreign	2,852	4,096	3,777
Total	$3,536	$4,281	$5,651

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
18. Income Tax (continued)

The reconciliation of the income tax provision at the U.S. statutory rate to the provision for income tax as reported for continuing operations was as follows:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Tax provision at U.S. statutory rate	$1,238	$1,498	$1,977
Tax effect of:
Dividend received deduction	(67)	(69)	(71)
Tax-exempt income	(97)	(86)	(70)
Prior year tax (1)	(27)	(13)	559
Low income housing tax credits	(278)	(270)	(221)
Other tax credits	(102)	(98)	(67)
Foreign tax rate differential (2), (3), (4)	(95)	(332)	(555)
Change in valuation allowance	(8)	(9)	5
Separation tax benefits	(540)	—	—
U.S. Tax Reform impact (5)	(1,519)	—	—
Other, net	25	72	33
Provision for income tax expense (benefit)	$(1,470)	$693	$1,590
__________________

(1)	As discussed further below, for the year ended December 31, 2015, prior year tax includes a $557 million non-cash charge related to an uncertain tax position.

(2)
For the year ended December 31, 2017, foreign tax rate differential includes a net tax charge of $180 million as a result of repatriation. Included in the net tax charge of $180 million is a $444 million tax charge related to the repatriation of approximately $3.0 billion of pre-2017 earnings following the post-Separation review of the Company’s capital needs. This charge was partially offset by a $264 million tax benefit associated with dividends from other non-U.S. operations. This charge was recorded prior to U.S. Tax Reform and is incremental to the $170 million repatriation transition tax recorded for the year ended December 31, 2017.

(3)
For the year ended December 31, 2016, foreign tax rate differential includes a tax benefit of $110 million in Japan related to a change in tax rate, offset by a tax charge of $19 million in Chile related to a change in tax rate.

(4)
For the year ended December 31, 2015, foreign tax rate differential includes tax benefits of $174 million related to a Japan tax rate change, $61 million related to restructuring in Chile, $57 million related to the repatriation of earnings from Japan, $41 million related to certain non-portfolio net investment gains that were non-taxable and $31 million related to the devaluation of the peso in Argentina. These benefits were partially offset by charges of $23 million related to the impact of foreign exchange on investment gains in Argentina.

(5)	U.S. Tax Reform impact of ($1.5) billion excludes ($101) million of tax provision at the U.S. statutory rate for a total tax reform benefit of ($1.6) billion.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
18. Income Tax (continued)

Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2017	2016
	(In millions)
Deferred income tax assets:
Policyholder liabilities and receivables	$2,654	$2,029
Net operating loss carryforwards	512	1,420
Employee benefits	802	1,045
Capital loss carryforwards	6	9
Tax credit carryforwards	1,322	1,375
Litigation-related and government mandated	160	268
Other	657	743
Total gross deferred income tax assets	6,113	6,889
Less: Valuation allowance	189	161
Total net deferred income tax assets	5,924	6,728
Deferred income tax liabilities:
Investments, including derivatives	2,772	2,940
Intangibles	1,321	1,213
Net unrealized investment gains	4,783	5,423
DAC	3,206	3,619
Other	609	425
Total deferred income tax liabilities	12,691	13,620
Net deferred income tax asset (liability)	$(6,767)	$(6,892)
The Company also has recorded a valuation allowance benefit of $8 million related to certain state and foreign net operating loss carryforwards for the year ended December 31, 2017. In addition, a $19 million increase was related to foreign currency movement and a $17 million increase was recorded as a balance sheet reclassification with other deferred tax assets for the year ended December 31, 2017. The valuation allowance reflects management’s assessment, based on available information, that it is more likely than not that the deferred income tax asset for certain foreign and state net operating loss carryforwards will not be realized. The tax benefit will be recognized when management believes that it is more likely than not that these deferred income tax assets are realizable.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
18. Income Tax (continued)

The following table sets forth the domestic, state, and foreign net operating loss carryforwards and the domestic capital loss carryforwards for tax purposes at December 31, 2017.

	Net Operating Loss Carryforwards			Capital Loss Carryforwards
	Domestic	State	Foreign	Domestic
	(In millions)
Expiration:
2018-2022	$1	$49	$46	$27
2023-2027	—	64	28	—
2028-2032	8	13	—	—
2033-2037	2,095	2	—	—
Indefinite	—	—	397	—
	$2,104	$128	$471	$27
The following table sets forth the general business credits, foreign tax credits, and other credit carryforwards for tax purposes at December 31, 2017.

	Tax Credit Carryforwards
	General Business Credits	Foreign Tax Credits	Other
	(In millions)
Expiration:
2018-2022	$—	$42	$—
2023-2027	—	200	—
2028-2032	236	1	—
2033-2037	832	—	—
Indefinite	—	21	263
	$1,068	$264	$263
The Company files income tax returns with the U.S. federal government and various state and local jurisdictions, as well as foreign jurisdictions. The Company is under continuous examination by the IRS and other tax authorities in jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction and subsidiary. The Company is no longer subject to U.S. federal, state, or local income tax examinations for years prior to 2007, except for i) 2000 through 2002 where the IRS disallowance relates to certain tax credits claimed, for which in April 2015, the Company received a Statutory Notice of Deficiency (the “Notice”) and paid the tax thereon in September 2015 (see note (1) below); and ii) 2003 through 2006, where the IRS disallowance relates predominantly to certain tax credits claimed and the Company is engaged with IRS Appeals. Management believes it has established adequate tax liabilities and final resolution for the years 2000 through 2006 is not expected to have a material impact on the Company’s consolidated financial statements. The IRS audit cycle for the years 2007-2009, which began in December of 2015, is scheduled to conclude in 2018. In material foreign jurisdictions, the Company is no longer subject to income tax examinations for years prior to 2009.
The Company’s liability for unrecognized tax benefits may increase or decrease in the next 12 months. For example, federal tax legislation could impact unrecognized tax benefits. A reasonable estimate of the increase or decrease cannot be made at this time. However, the Company continues to believe that the ultimate resolution of the pending issues will not result in a material change to its consolidated financial statements, although the resolution of income tax matters could impact the Company’s effective tax rate for a particular future period.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
18. Income Tax (continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Balance at January 1,	$1,146	$1,259	$719
Additions for tax positions of prior years (1)	70	24	574
Reductions for tax positions of prior years	(101)	(112)	(24)
Additions for tax positions of current year	33	23	24
Reductions for tax positions of current year	(3)	—	—
Settlements with tax authorities	(43)	(48)	(34)
Balance at December 31, (1)	$1,102	$1,146	$1,259
Unrecognized tax benefits that, if recognized, would impact the effective rate	$1,073	$1,112	$1,215
__________________

(1)
The significant increase in 2015 is related to a non-cash charge the Company recorded to net income of $792 million, net of tax. The charge was related to an uncertain tax position and was comprised of a $557 million charge included in provision for income tax expense (benefit) and a $362 million ($235 million, net of tax) charge included in other expenses. This charge is the result of the Company’s consideration of certain decisions of the U.S. Court of Appeals for the Second Circuit upholding the disallowance of foreign tax credits claimed by other corporate entities not affiliated with the Company. The Company’s action relates to tax years from 2000 to 2009, during which MLIC held non-U.S. investments in support of its life insurance business through a United Kingdom investment subsidiary that was structured as a joint venture at the time.

The Company classifies interest accrued related to unrecognized tax benefits in interest expense, included within other expenses, while penalties are included in income tax expense.
Interest was as follows:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Interest recognized on the consolidated statements of operations (1)	$37	$(41)	$388

		December 31,
		2017	2016
		(In millions)
Interest included in other liabilities on the consolidated balance sheets		$659	$623
__________________

(1)	The significant increase in 2015 is related to the non-cash charge discussed above.
The Company had insignificant penalties for the years ended December 31, 2017, 2016 and 2015.
There has been no change in the Company’s position on the disallowance of its foreign tax credits by the IRS. The Company continues to contest the disallowance of these foreign tax credits by the IRS as management believes the facts strongly support the Company’s position. The Company will defend its position vigorously and does not expect any additional charges related to this matter.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
18. Income Tax (continued)

Also related to the aforementioned foreign tax credit matter, on April 9, 2015, the IRS issued the Notice to the Company. The Notice asserted that the Company owes additional taxes and interest for 2000 through 2002 primarily due to the disallowance of foreign tax credits. The transactions that are the subject of the Notice continue through 2009, and it is likely that the IRS will seek to challenge these later periods. On September 18, 2015, the Company paid the assessed tax and interest of $444 million for 2000 through 2002. On November 19, 2015, $9 million of this amount was refunded from the IRS as an overpayment of interest. On May 30, 2017, the Company filed a claim for refund with the IRS for the remaining tax and interest.
Prior to U.S. Tax Reform, the DRD related to variable life insurance and annuity contracts was generally based on a company-specific percentage referred to as the company’s share. The calculation of this amount was subject to significant dispute between taxpayers and the IRS. U.S. Tax Reform eliminated this dispute by fixing the calculation to a specific percentage subsequent to 2017.
For the years ended December 31, 2017, 2016, and 2015, the Company recognized an income tax benefit of $61 million, $63 million and $66 million, respectively, related to the separate account DRD. The 2017 and 2016 benefit each included an expense of $1 million related to a true-up of the 2016 and 2015 tax returns. The 2015 benefit included a benefit of $1 million related to a true-up of the 2014 tax return.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)

19. Earnings Per Common Share
The following table presents the weighted average shares, basic earnings per common share and diluted earnings per common share for each income category presented:

	Years Ended December 31,
	2017	2016	2015
	(In millions, except per share data)
Weighted Average Shares:
Weighted average common stock outstanding for basic earnings per common share	1,069.7	1,100.5	1,117.8
Incremental common shares from assumed exercise or issuance of stock-based awards	8.8	8.0	10.5
Weighted average common stock outstanding for diluted earnings per common share	1,078.5	1,108.5	1,128.3
Income (Loss) from Continuing Operations:
Income (loss) from continuing operations, net of income tax	$5,006	$3,588	$4,061
Less: Income (loss) from continuing operations, net of income tax, attributable to noncontrolling interests	10	4	12
Less: Preferred stock dividends	103	103	116
Preferred stock repurchase premium	—	—	42
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$4,893	$3,481	$3,891
Basic	$4.57	$3.16	$3.48
Diluted	$4.53	$3.13	$3.44
Income (Loss) from Discontinued Operations:
Income (loss) from discontinued operations, net of income tax	$(986)	$(2,734)	$1,324
Less: Income (loss) from discontinued operations, net of income tax, attributable to noncontrolling interests	—	—	—
Income (loss) from discontinued operations, net of income tax, available to MetLife, Inc.’s common shareholders	$(986)	$(2,734)	$1,324
Basic	$(0.92)	$(2.48)	$1.19
Diluted	$(0.91)	$(2.46)	$1.18
Net Income (Loss):
Net income (loss)	$4,020	$854	$5,385
Less: Net income (loss) attributable to noncontrolling interests	10	4	12
Less: Preferred stock dividends	103	103	116
Preferred stock repurchase premium	—	—	42
Net income (loss) available to MetLife, Inc.’s common shareholders	$3,907	$747	$5,215
Basic	$3.65	$0.68	$4.67
Diluted	$3.62	$0.67	$4.62

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)

20. Contingencies, Commitments and Guarantees
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at December 31, 2017. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of December 31, 2017, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $425 million.
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
20. Contingencies, Commitments and Guarantees (continued)

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
The approximate total number of asbestos personal injury claims pending against MLIC as of the dates indicated, the approximate number of new claims during the years ended on those dates and the approximate total settlement payments made to resolve asbestos personal injury claims at or during those years are set forth in the following table:

	December 31,
	2017	2016	2015
	(In millions, except number of claims)
Asbestos personal injury claims at year end	62,930	67,223	67,787
Number of new claims during the year	3,514	4,146	3,856
Settlement payments during the year (1)	$48.6	$50.2	$56.1
__________________

(1)	Settlement payments represent payments made by MLIC during the year in connection with settlements made in that year and in prior years. Amounts do not include MLIC’s attorneys’ fees and expenses.
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
20. Contingencies, Commitments and Guarantees (continued)

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
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the U.S., assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through December 31, 2017. MLIC increased its recorded liability for asbestos-related claims to $551 million at December 31, 2017.
Regulatory Matters
The Company receives and responds to subpoenas or other inquiries seeking a broad range of information from state regulators, including state insurance commissioners; state attorneys general or other state governmental authorities; federal regulators, including the SEC; federal governmental authorities, including congressional committees; and the Financial Industry Regulatory Authority (“FINRA”), as well as from local and national regulators and government authorities in jurisdictions outside the United States where MetLife conducts business. The issues involved in information requests and regulatory matters vary widely. The Company cooperates in these inquiries.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
20. Contingencies, Commitments and Guarantees (continued)

Sales Practices Regulatory Matters
Regulatory authorities in a number of states and FINRA, and occasionally the SEC, have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products by MLIC and GALIC, as well as former subsidiaries of the Company that are part of Brighthouse as a result of the Separation, and a former broker‑dealer subsidiary. These investigations often focus on the conduct of particular financial services representatives and the sale of unregistered or unsuitable products or the misuse of client assets. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. The Company may continue to resolve investigations in a similar manner. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for these sales practices-related investigations or inquiries.
Unclaimed Property Litigation
City of Westland Police and Fire Retirement System v. MetLife, Inc., et. al. (S.D.N.Y., filed January 12, 2012)
Seeking to represent a class of persons who purchased MetLife, Inc. common shares between February 2, 2010, and October 6, 2011, the plaintiff alleges that MetLife, Inc. and several current and former directors and executive officers of MetLife, Inc. violated the Securities Act of 1933, as well as the Exchange Act and Rule 10b-5 promulgated thereunder by issuing, or causing MetLife, Inc. to issue, materially false and misleading statements concerning MetLife, Inc.’s potential liability for millions of dollars in insurance benefits that should have been paid to beneficiaries or escheated to the states. Plaintiff seeks unspecified compensatory damages and other relief. On September 22, 2017, the Court granted plaintiff’s motion to certify its proposed class of persons who purchased or acquired MetLife, Inc. common stock in the Company’s August 3, 2010 offering or the Company’s March 4, 2011 offering. The defendants intend to defend this action vigorously.
Total Asset Recovery Services, LLC. v. MetLife, Inc., et al. (Supreme Court of the State of New York, County of New York, filed November 17, 2017)
Alleging that MetLife, Inc., MLIC, and several other insurance companies violated the New York False Claims Act (the “Act”) by filing false unclaimed property reports from 1986 to 2017 with New York to avoid having to escheat the proceeds of more than 25,000 life insurance policies, including policies for which the defendants escheated funds as part of their demutualization in the late 1990s, Total Asset Recovery Services (“The Relator”) has brought an action under the qui tam provision of the Act on behalf of itself and New York. The Relator originally filed this action under seal in 2010, and the complaint was unsealed on December 19, 2017. The Relator seeks treble damages and other relief. The Company intends to defend this action vigorously.
Total Control Accounts Litigation
MLIC is a defendant in a lawsuit related to its use of retained asset accounts, known as TCAs, as a settlement option for death benefits.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
20. Contingencies, Commitments and Guarantees (continued)

Diversified Lending Group Litigation
Hartshorne v. MetLife, Inc., et al. (Los Angeles County Superior Court, filed March 25, 2015)
Plaintiffs named MetLife, Inc., MSI and NELICO in 12 related lawsuits in California state court alleging various causes of action including multiple negligence and statutory claims relating to a Ponzi scheme involving the Diversified Lending Group. All but one of the plaintiffs have resolved their claims with the Company. The Company intends to vigorously defend the remaining claim.
Inquiries into Pension Benefits and Assumed Variable Annuity Guarantee Reserves and Related Litigation
The Company informed its primary state regulator, the New York Department of Financial Services (“NYDFS”), about its practices in connection with the payment of certain pension benefits to annuitants and related matters. The NYDFS is examining the issue. The Division of Enforcement of the SEC is also investigating this matter and several additional regulators, including, but not limited to, the Massachusetts Securities Division, have made inquiries into these practices, including as to related disclosures. It is possible that other jurisdictions may pursue similar investigations or inquiries. On February 13, 2018, the Company announced that in connection with a review of practices and procedures used to estimate reserves related to certain RIS group annuitants who have been unresponsive or missing over time, the Company had identified a material weakness in its internal control over financial reporting related to certain RIS group annuity reserves. In conjunction with the material weakness, the Company increased reserves by $510 million pre-tax to reinstate reserves previously released, and to reflect accrued interest and other related liabilities. See Note 1.
The Company informed the SEC that as a result of its review of the calculation of reserves associated with certain variable annuity guarantees assumed from the former operating joint venture in Japan, the Company had identified a material weakness in its internal control over financial reporting related to these reserves. In conjunction with the material weakness, the Company decreased these reserves by $896 million pre-tax. See Note 1. The SEC staff is investigating this matter and the Company has informed other regulators. It is possible that other jurisdictions may pursue similar investigations or inquiries.
The Company is exposed to lawsuits and regulatory investigations, and could be exposed to additional legal actions. These may result in payments, including damages, fines, penalties, interest and other amounts assessed or awarded by courts or regulatory authorities under applicable escheat, tax, securities, ERISA, or other laws or regulations. The Company could incur significant costs in connection with these actions. The Company’s increase in reserves does not reflect, and the Company has not recorded an accrual for, any such potential amounts. An estimate of the possible loss or range of loss cannot be made at this time.
Parchmann v. MetLife, Inc., et. al. (E.D.N.Y., filed February 5, 2018)
Seeking to represent a class of persons who purchased MetLife, Inc. common stock from February 27, 2013 through January 29, 2018, the plaintiff alleges that MetLife, Inc., its Chief Executive Officer and Chairman of the Board, and its Chief Financial Officer violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by issuing materially false and/or misleading statements because the defendants failed to disclose that MetLife’s practices and procedures used to estimate its reserves set aside for annuity and pension payments were inadequate, and that MetLife had inadequate internal control over financial reporting. The plaintiff seeks unspecified compensatory damages and other relief. The defendants intend to defend this action vigorously.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
20. Contingencies, Commitments and Guarantees (continued)

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
MetLife, Inc. v. Financial Stability Oversight Council (D. D.C., January 13, 2015).
MetLife, Inc. filed this action in U.S. District Court for the District of Columbia (“D.C. District Court”) seeking to overturn the Financial Stability Oversight Council (“FSOC”) designation of MetLife, Inc. as a non-bank systemically important financial institution (“non-bank SIFI”). The suit was brought under the section of the Dodd-Frank Wall Street Reform and Consumer Protection Act providing that a company designated as a non-bank SIFI may petition the federal courts for review, and sought an order requiring that the final determination be rescinded. On January 23, 2018, the United States District Court of Appeals for the District of Columbia dismissed the FSOC’s appeal of the D.C. District Court’s March 30, 2016 decision that rescinded the Company’s designation as a non-bank SIFI.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
20. Contingencies, Commitments and Guarantees (continued)

Lau v. Metropolitan Life Insurance Company (S.D.N.Y. filed, December 3, 2015)
This putative class action lawsuit was filed by a single defined contribution plan participant on behalf of all ERISA plans whose assets were invested in MetLife’s “Group Annuity Contract Stable Value Funds” within the past six years. The suit alleges breaches of fiduciary duty under ERISA and challenges the “spread” with respect to the stable value fund group annuity products sold to retirement plans. The allegations focus on the methodology MetLife uses to establish and reset the crediting rate, the terms under which plan participants are permitted to transfer funds from a stable value option to another investment option, the procedures followed if an employer terminates a contract, and the level of disclosure provided. Plaintiff seeks declaratory and injunctive relief, as well as damages in an unspecified amount. The parties have settled and the court has dismissed the action.
Newman v. Metropolitan Life Insurance Company (N.D. Ill., filed March 23, 2016)
Plaintiff filed this putative class action alleging causes of action for breach of contract, fraud, and violations of the Illinois Consumer Fraud and Deceptive Business Practices Act, based on MLIC’s class-wide increase in premiums charged for long-term care insurance policies. Plaintiff alleges a class consisting of herself and all persons over age 65 who selected a Reduced Pay at Age 65 payment feature and whose premium rates were increased after age 65. Plaintiff asserts that premiums could not be increased for these class members and/or that marketing material was misleading as to MLIC’s right to increase premiums. Plaintiff seeks unspecified compensatory, statutory and punitive damages, as well as recessionary and injunctive relief. On April 12, 2017, the court granted MLIC’s motion, dismissing the action with prejudice. Plaintiff appealed this ruling to the United States Court of Appeals for the Seventh Circuit and on February 6, 2018, the Seventh Circuit reversed and remanded for further proceedings, ruling that Plaintiff is entitled to relief on her contract claim.
Miller, et al. v. MetLife, Inc., et al. (C.D. Cal., filed April 7, 2017)
Plaintiffs filed this putative class action against MetLife, Inc. and MLIC in the U.S. District Court for the Central District of California, purporting to assert claims on behalf of all persons who replaced their MetLife Optional Term Life or Group Universal Life policy with a Group Variable Universal Life policy wherein MetLife allegedly charged smoker rates for certain non-smokers. Plaintiffs seek unspecified compensatory and punitive damages, as well as other relief. On September 25, 2017, plaintiffs dismissed the action and refiled the complaint in U.S. District Court for the Southern District of New York. On November 9, 2017, plaintiffs dismissed MetLife, Inc. without prejudice from the action. MLIC intends to defend this action vigorously.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
20. Contingencies, Commitments and Guarantees (continued)

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
Assets and liabilities held for insolvency assessments were as follows:

	December 31,
	2017	2016
	(In millions)
Other Assets:
Premium tax offset for future discounted and undiscounted assessments	$56	$30
Premium tax offsets currently available for paid assessments	50	33
Total	$106	$63
Other Liabilities:
Insolvency assessments	$75	$47

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
20. Contingencies, Commitments and Guarantees (continued)

Commitments
Leases
The Company, as lessee, has entered into various lease and sublease agreements for office space, information technology, aircrafts, automobiles, and other equipment. Future minimum gross rental payments relating to these lease arrangements are as follows:

Amount
(In millions)
2018	$302
2019	265
2020	256
2021	237
2022	209
Thereafter	993
Total	$2,262
Total minimum rental payments to be received in the future under non-cancelable subleases were $572 million as of December 31, 2017. Operating lease expense was $374 million, $383 million and $364 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $3.4 billion and $4.3 billion at December 31, 2017 and 2016, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $6.1 billion and $8.2 billion at December 31, 2017 and 2016, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $329 million, with a cumulative maximum of $750 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
20. Contingencies, Commitments and Guarantees (continued)

The Company has also minimum fund yield requirements on certain international pension funds in accordance with local laws. Since these guarantees are not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future.
The Company’s recorded liabilities were $5 million and $10 million at December 31, 2017 and 2016, respectively, for indemnities, guarantees and commitments.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)

21. Quarterly Results of Operations (Unaudited)
The unaudited quarterly results of operations for 2017 and 2016 are summarized in the table below:

	Three Months Ended
	March 31, 2017			June 30, 2017			September 30, 2017			December 31, 2017
	Prior to Revision (1)	Revisions (2)	As Revised	Prior to Revision (1)	Revisions (2)	As Revised	As Previously Reported	Revisions (2)	As Revised	As Previously Reported	Revisions (2)	As Revised
	(in millions, except per share data)
Total revenues	$14,925	$39	$14,964	$15,286	$47	$15,333	$16,104	$67	$16,171	$15,754	$86	$15,840
Total expenses	$13,921	$(29)	$13,892	$14,309	$6	$14,315	$15,603	$83	$15,686	$14,879	$—	$14,879
Income (loss) from continuing operations, net of income tax	$908	$44	$952	$829	$27	$856	$893	$(10)	$883	$2,134	$181	$2,315
Income (loss) from discontinued operations, net of income tax	$(79)	$3	$(76)	$58	$—	$58	$(968)	$—	$(968)	$—	$—	$—
Net income (loss)	$829	$47	$876	$887	$27	$914	$(75)	$(10)	$(85)	$2,134	$181	$2,315
Less: Net income (loss) attributable to noncontrolling interests	$3	$—	$3	$3	$—	$3	$6	$—	$6	$(2)	$—	$(2)
Net income (loss) attributable to MetLife, Inc.	$826	$47	$873	$884	$27	$911	$(81)	$(10)	$(91)	$2,136	$181	$2,317
Less: Preferred stock dividends	$6	$—	$6	$46	$—	$46	$6	$—	$6	$45	$—	$45
Net income (loss) available to MetLife, Inc.’s common shareholders	$820	$47	$867	$838	$27	$865	$(87)	$(10)	$(97)	$2,091	$181	$2,272
Basic earnings per common share
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$0.82	$0.05	$0.87	$0.73	$0.03	$0.76	$0.83	$(0.01)	$0.82	$1.99	$0.17	$2.16
Income (loss) from discontinued operations, net of income tax, attributable to MetLife, Inc.	$(0.07)	$—	$(0.07)	$0.05	$—	$0.05	$(0.91)	$—	$(0.91)	$—	$—	$—
Net income (loss) attributable to MetLife, Inc.	$0.76	$0.04	$0.80	$0.82	$0.04	$0.86	$(0.08)	$(0.01)	$(0.09)	$2.03	$0.17	$2.20
Net income (loss) available to MetLife, Inc.’s common shareholders	$0.75	$0.05	$0.80	$0.78	$0.03	$0.81	$(0.08)	$(0.01)	$(0.09)	$1.99	$0.17	$2.16
Diluted earnings per common share
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$0.82	$0.04	$0.86	$0.72	$0.03	$0.75	$0.82	$(0.01)	$0.81	$1.97	$0.17	$2.14
Income (loss) from discontinued operations, net of income tax, attributable to MetLife, Inc.	$(0.07)	$—	$(0.07)	$0.05	$—	$0.05	$(0.90)	$—	$(0.90)	$—	$—	$—
Net income (loss) attributable to MetLife, Inc.	$0.75	$0.04	$0.79	$0.82	$0.03	$0.85	$(0.08)	$—	$(0.08)	$2.01	$0.17	$2.18
Net income (loss) available to MetLife, Inc.’s common shareholders	$0.75	$0.04	$0.79	$0.77	$0.03	$0.80	$(0.08)	$(0.01)	$(0.09)	$1.97	$0.17	$2.14

	Three Months Ended
	March 31, 2016			June 30, 2016			September 30, 2016			December 31, 2016
	As Previously Reported	Revisions (2)	As Revised	As Previously Reported	Revisions (2)	As Revised	As Previously Reported	Revisions (2)	As Revised	As Previously Reported	Revisions (2)	As Revised
	(in millions, except per share data)
Total revenues	$16,097	$148	$16,245	$16,025	$324	$16,349	$15,833	$(27)	$15,806	$12,635	$(248)	$12,387
Total expenses	$13,780	$(28)	$13,752	$13,979	$—	$13,979	$14,674	$43	$14,717	$14,017	$41	$14,058
Income (loss) from continuing operations, net of income tax	$1,770	$130	$1,900	$1,475	$211	$1,686	$1,024	$(51)	$973	$(795)	$(176)	$(971)
Income (loss) from discontinued operations, net of income tax	$433	$(1)	$432	$(1,361)	$—	$(1,361)	$(451)	$16	$(435)	$(1,291)	$(79)	$(1,370)
Net income (loss)	$2,203	$129	$2,332	$114	$211	$325	$573	$(35)	$538	$(2,086)	$(255)	$(2,341)
Less: Net income (loss) attributable to noncontrolling interests	$2	$—	$2	$4	$—	$4	$(4)	$—	$(4)	$2	$—	$2
Net income (loss) attributable to MetLife, Inc.	$2,201	$129	$2,330	$110	$211	$321	$577	$(35)	$542	$(2,088)	$(255)	$(2,343)
Less: Preferred stock dividends	$6	$—	$6	$46	$—	$46	$6	$—	$6	$45	$—	$45
Net income (loss) available to MetLife, Inc.’s common shareholders	$2,195	$129	$2,324	$64	$211	$275	$571	$(35)	$536	$(2,133)	$(255)	$(2,388)
Basic earnings per common share
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$1.60	$0.12	$1.72	$1.30	$0.19	$1.49	$0.93	$(0.05)	$0.88	$(0.77)	$(0.15)	$(0.92)
Income (loss) from discontinued operations, net of income tax, attributable to MetLife, Inc.	$0.39	$—	$0.39	$(1.24)	$—	$(1.24)	$(0.41)	$0.02	$(0.39)	$(1.17)	$(0.08)	$(1.25)
Net income (loss) attributable to MetLife, Inc.	$2.00	$0.12	$2.12	$0.10	$0.19	$0.29	$0.52	$(0.03)	$0.49	$(1.90)	$(0.23)	$(2.13)
Net income (loss) available to MetLife, Inc.’s common shareholders	$1.99	$0.12	$2.11	$0.06	$0.19	$0.25	$0.52	$(0.03)	$0.49	$(1.94)	$(0.23)	$(2.17)
Diluted earnings per common share (3)
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$1.59	$0.12	$1.71	$1.29	$0.19	$1.48	$0.92	$(0.05)	$0.87	$(0.77)	$(0.15)	$(0.92)
Income (loss) from discontinued operations, net of income tax, attributable to MetLife, Inc.	$0.39	$—	$0.39	$(1.23)	$—	$(1.23)	$(0.41)	$0.02	$(0.39)	$(1.17)	$(0.08)	$(1.25)
Net income (loss) attributable to MetLife, Inc.	$1.99	$0.11	$2.10	$0.10	$0.19	$0.29	$0.52	$(0.03)	$0.49	$(1.90)	$(0.23)	$(2.13)
Net income (loss) available to MetLife, Inc.’s common shareholders	$1.98	$0.12	$2.10	$0.06	$0.19	$0.25	$0.51	$(0.03)	$0.48	$(1.94)	$(0.23)	$(2.17)
__________________

(1)	Results of operations were revised to reflect Brighthouse as discontinued operations. See Note 3.

(2)	See Note 1 information on prior period revisions.

(3)
For the three months ended December 31, 2016, 9.2 million shares related to the assumed exercise or issuance of stock-based awards have been excluded from the weighted average common shares outstanding - diluted, as to include these assumed shares would be anti-dilutive to net income (loss) available to common shareholders per common share - diluted.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)

22. Subsequent Events
Common Stock Repurchases
In 2018, through February 16, 2018, MetLife, Inc. repurchased 7,499,116 shares of its common stock in the open market for $392 million.
Disposition
See Note 3 for additional information related to the disposition of MetLife Afore.
Dividends
Preferred Stock
On February 16, 2018, MetLife, Inc. announced a first quarter 2018 dividend of $0.25 per share, for a total of $6 million, on its Series A preferred stock, subject to the final confirmation that it has met the financial tests specified in the certificate of designation for the Series A preferred stock, which the Company anticipates will be made and announced on or about March 5, 2018. The dividend will be payable on March 15, 2018 to shareholders of record as of February 28, 2018.
Common Stock
On January 5, 2018, the MetLife, Inc. Board of Directors declared a first quarter 2018 common stock dividend of $0.40 per share payable on March 13, 2018 to shareholders of record as of February 5, 2018. The Company estimates that the aggregate dividend payment will be $416 million.

MetLife, Inc.
Schedule I
Consolidated Summary of Investments —
Other Than Investments in Related Parties
December 31, 2017
(In millions)

Types of Investments	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities:
Bonds:
Foreign government securities	$55,351	$61,534	$61,534
U.S. government and agency securities	43,446	47,394	47,394
Public utilities	12,087	13,581	13,581
State and political subdivision securities	10,752	12,455	12,455
All other corporate bonds	115,238	123,445	123,445
Total bonds	236,874	258,409	258,409
Mortgage-backed and asset-backed securities	48,106	49,318	49,318
Redeemable preferred stock	1,089	1,204	1,204
Total fixed maturity securities	286,069	308,931	308,931
FVO securities	14,656	16,745	16,745
Equity securities:
Common stock:
Industrial, miscellaneous and all other	1,538	1,807	1,807
Banks, trust and insurance companies	83	154	154
Public utilities	66	74	74
Non-redeemable preferred stock	453	478	478
Total equity securities	2,140	2,513	2,513
Mortgage loans	68,731		68,731
Policy loans	9,669		9,669
Real estate and real estate joint ventures	9,589		9,589
Real estate acquired in satisfaction of debt	48		48
Other limited partnership interests	5,708		5,708
Short-term investments	4,870		4,870
Other invested assets	17,263		17,263
Total investments	$418,743		$444,067
__________________

(1)
The FVO securities portfolio is mainly comprised of fixed maturity and equity securities, including mutual funds and, to a lesser extent, short-term investments and cash and cash equivalents. Cost or amortized cost for fixed maturity securities and mortgage loans represents original cost reduced by repayments, valuation allowances and impairments from other-than-temporary declines in estimated fair value that are charged to earnings and adjusted for amortization of premiums or accretion of discounts; for equity securities, cost represents original cost reduced by impairments from other-than-temporary declines in estimated fair value; for real estate, cost represents original cost reduced by impairments and depreciation; for real estate joint ventures and other limited partnership interests, cost represents original cost reduced for impairments or original cost adjusted for equity in earnings and distributions.

MetLife, Inc.
Schedule II
Condensed Financial Information
(Parent Company Only)
December 31, 2017 and 2016
(In millions, except share and per share data)

	2017	2016
Condensed Balance Sheets
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $4,520 and $3,900, respectively)	$4,510	$3,894
Fair value option securities, at estimated fair value	1,357	—
Short-term investments, principally at estimated fair value	30	148
Other invested assets, at estimated fair value	127	499
Total investments	6,024	4,541
Cash and cash equivalents	516	334
Accrued investment income	24	74
Investment in subsidiaries	73,274	85,429
Loans to subsidiaries	100	1,200
Other assets	1,153	1,529
Total assets	$81,091	$93,107
Liabilities and Stockholders’ Equity
Liabilities
Payables for collateral under derivatives transactions	$36	$147
Long-term debt — unaffiliated	14,599	15,505
Long-term debt — affiliated	2,000	3,100
Collateral financing arrangement	—	2,797
Junior subordinated debt securities	2,454	1,734
Other liabilities	3,326	2,294
Total liabilities	22,415	25,577
Stockholders’ Equity
Preferred stock, par value $0.01 per share; $2,100 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,168,710,101 and 1,164,029,985 shares issued, respectively; 1,043,588,396 and 1,095,519,005 shares outstanding, respectively	12	12
Additional paid-in capital	31,111	30,944
Retained earnings	26,527	34,683
Treasury stock, at cost; 125,121,705 and 68,510,980 shares, respectively	(6,401)	(3,474)
Accumulated other comprehensive income (loss)	7,427	5,366
Total stockholders’ equity	58,676	67,531
Total liabilities and stockholders’ equity	$81,091	$93,108
See accompanying notes to the condensed financial information.

MetLife, Inc.
Schedule II
Condensed Financial Information — (continued)
(Parent Company Only)
For the Years Ended December 31, 2017, 2016 and 2015
(In millions)

	2017	2016	2015
Condensed Statements of Operations
Revenues
Equity in earnings of subsidiaries	$7,162	$1,833	$6,048
Net investment income	101	129	170
Other revenues	59	151	124
Net investment gains (losses)	(1,142)	86	12
Net derivative gains (losses)	(186)	(68)	(7)
Total revenues	5,994	2,131	6,347
Expenses
Interest expense	1,108	1,152	1,171
Goodwill impairment	—	147	—
Termination of financing arrangements	294	2	—
Other expenses	657	388	180
Total expenses	2,059	1,689	1,351
Income (loss) before provision for income tax	3,935	442	4,996
Provision for income tax expense (benefit)	(75)	(408)	(377)
Net income (loss)	4,010	850	5,373
Less: Preferred stock dividends	103	103	116
Preferred stock repurchase premium	—	—	42
Net income (loss) available to common shareholders	$3,907	$747	$5,215
Comprehensive income (loss)	$7,391	$1,449	$(574)
See accompanying notes to the condensed financial information.

MetLife, Inc.
Schedule II
Condensed Financial Information — (continued)
(Parent Company Only)
For the Years Ended December 31, 2017, 2016 and 2015
(In millions)

	2017	2016	2015
Condensed Statements of Cash Flows
Cash flows from operating activities
Net income (loss)	$4,010	$850	$5,373
Earnings of subsidiaries	(7,162)	(1,833)	(6,048)
Dividends from subsidiaries	6,745	4,470	2,335
(Gains) losses on investments and from sales of businesses, net	1,142	(86)	(12)
Goodwill impairment	—	147	—
Tax separation agreement charge	1,093	—	—
Other, net	634	199	(42)
Net cash provided by (used in) operating activities	6,462	3,747	1,606
Cash flows from investing activities
Sales of fixed maturity securities	7,217	8,603	7,952
Purchases of fixed maturity securities	(7,733)	(7,409)	(7,957)
Cash received in connection with freestanding derivatives	452	311	930
Cash paid in connection with freestanding derivatives	(629)	(561)	(510)
Sales of businesses	—	291	—
Expense paid on behalf of subsidiaries	(42)	(68)	(40)
Receipts on loans to subsidiaries	—	140	761
Issuances of loans to subsidiaries	—	(140)	(300)
Returns of capital from subsidiaries	610	80	5
Capital contributions to subsidiaries	(339)	(1,733)	(667)
Net change in short-term investments	118	120	110
Other, net	(14)	(18)	2
Net cash provided by (used in) investing activities	(360)	(384)	286
Cash flows from financing activities
Net change in payables for collateral under derivative transactions	(111)	(80)	(122)
Long-term debt issued	—	—	2,739
Long-term debt repaid	(1,000)	(1,250)	(1,000)
Fees paid for the termination of a committed facility related to Separation	(244)	(2)	—
Treasury stock acquired in connection with share repurchases	(2,927)	(372)	(1,930)
Preferred stock issued, net of issuance costs	—	—	1,483
Repurchase of preferred stock	—	—	(1,460)
Preferred stock repurchase premium	—	—	(42)
Dividends on preferred stock	(103)	(103)	(116)
Dividends on common stock	(1,717)	(1,736)	(1,653)
Other, net	182	93	187
Net cash provided by (used in) financing activities	(5,920)	(3,450)	(1,914)
Change in cash and cash equivalents	182	(87)	(22)
Cash and cash equivalents, beginning of year	334	421	443
Cash and cash equivalents, end of year	$516	$334	$421

MetLife, Inc.
Schedule II
Condensed Financial Information — (continued)
(Parent Company Only)
For the Years Ended December 31, 2017, 2016 and 2015
(In millions)

	2017	2016	2015
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$1,096	$1,146	$1,133
Income tax:
Amounts paid to (received from) subsidiaries, net	$(1,552)	$(569)	$(226)
Amounts paid to Brighthouse in accordance with the tax separation agreement	729	—	—
Income tax paid (received) by MetLife, Inc., net	(37)	136	55
Total income tax, net	$(860)	$(433)	$(171)
Non-cash transactions:
Dividends from subsidiary	$—	$2,652	$—
Returns of capital from subsidiaries	$17,518	$372	$4,284
Capital contributions to subsidiaries	$15,655	$157	$4,120
Distribution of Brighthouse	$10,346	$—	$—
Payables to subsidiaries for future capital contributions	$—	$—	$120
Allocation of interest expense to subsidiary	$15	$39	$28
Allocation of interest income to subsidiary	$4	$54	$57

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
See Note 1 of the Notes to the Consolidated Financial Statements for information on prior period revisions.
The impact of the revisions is shown in the tables below:

	December 31, 2016
Condensed Balance Sheets	As Previously Reported	Revisions	As Revised
	(In millions)
Assets
Investment in subsidiaries	$85,207	$222	$85,429
Total assets	$92,885	$222	$93,107
Stockholders’ Equity
Retained earnings	$34,480	$203	$34,683
Accumulated other comprehensive income (loss)	$5,347	$19	$5,366
Total stockholders’ equity	$67,309	$222	$67,531
Total liabilities and stockholders’ equity	$92,886	$222	$93,108

	For the Years Ended December 31,
	2016			2015
Condensed Statements of Operations	As Previously Reported	Revisions	As Revised	As Previously Reported	Revisions	As Revised
	(In millions)
Revenues
Equity in earnings of subsidiaries	$1,783	$50	$1,833	$5,985	$63	$6,048
Total revenues	$2,081	$50	$2,131	$6,284	$63	$6,347
Income (loss) before provision for income tax	$392	$50	$442	$4,933	$63	$4,996
Net income (loss)	$800	$50	$850	$5,310	$63	$5,373
Net income (loss) available to common shareholders	$697	$50	$747	$5,152	$63	$5,215
Comprehensive income (loss)	$1,376	$73	$1,449	$(568)	$(6)	$(574)

MetLife, Inc.
Schedule II
Notes to the Condensed Financial Information — (continued)
(Parent Company Only)

	For the Years Ended December 31,
	2016			2015
Condensed Statements of Cash Flows	As Previously Reported	Revisions	As Revised	As Previously Reported	Revisions	As Revised
	(In millions)
Cash flows from operating activities
Net income (loss)	$800	$50	$850	$5,310	$63	$5,373
Earnings of subsidiaries	$(1,783)	$(50)	$(1,833)	$(5,985)	$(63)	$(6,048)
2. Investment in Subsidiaries
On August 3, 2017, Brighthouse Financial, Inc. paid a cash dividend to MetLife, Inc. of $1.8 billion in connection with the Separation.
In December 2016, MLIC transferred the issued and outstanding shares of the common stock of each of NELICO and GALIC to MetLife, Inc. in the form of a non-cash extraordinary dividend of $2.7 billion.
In February 2016, MetLife, Inc. paid a cash capital contribution of $1.5 billion to Brighthouse Insurance in connection with the Separation.
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
3. Loans to Subsidiaries
MetLife, Inc. lends funds as necessary to its subsidiaries, some of which are regulated, to meet their capital requirements. Payments of interest and principal on surplus notes of regulated subsidiaries, which are subordinate to all other obligations of the issuing company, may be made only with the prior approval of the insurance department of the state of domicile.
In April 2017, in connection with the Separation, MetLife, Inc. repaid $750 million and $350 million senior notes to MRD due September 2032 and December 2033, respectively, in an exchange transaction. The $750 million senior note bore interest at a fixed rate of 4.21% and the $350 million senior note bore interest at a fixed rate of 5.10%. Simultaneously, MRD repaid $750 million and $350 million surplus notes to MetLife, Inc. The $750 million surplus note bore interest at a fixed rate of 5.13% and the $350 million surplus note bore interest at a fixed rate of 6.00% (the “MRD Notes Exchange”).
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
In July 2013, MetLife Ireland Treasury d.a.c. (formerly known as MetLife Ireland Treasury Limited) (“MIT”) borrowed the Chilean peso equivalent of $1.5 billion from MetLife, Inc., which was due in July 2023. The loan bore interest at a fixed rate of 8.5%, payable annually. In December, September and June 2015, MIT made loan payments of the Chilean peso equivalent of $77 million, $153 million and $231 million, respectively. At December 31, 2015, the loan was fully paid.
Interest income earned on loans to subsidiaries of $44 million, $64 million and $91 million for the years ended December 31, 2017, 2016 and 2015, respectively, is included in net investment income.

MetLife, Inc.
Schedule II
Notes to the Condensed Financial Information — (continued)
(Parent Company Only)

4. Long-term Debt
Long-term debt outstanding was as follows:

	Interest Rates (1)							December 31,
	Range			Weighted Average	Maturity			2017	2016
	(Dollars in millions)
Senior notes — unaffiliated (2)	3.00%	-	7.72%	4.84%	2018	-	2046	$14,599	$15,505
Senior notes — affiliated	3.03%	-	5.86%	4.58%	2019	-	2021	2,000	3,100
Total								$16,599	$18,605
__________________

(1)	Range of interest rates and weighted average interest rates are for the year ended December 31, 2017.

(2)	Net of $86 million and $92 million of unamortized issuance costs and net premiums and discounts at December 31, 2017 and 2016, respectively.
See Note 12 of the Notes to the Consolidated Financial Statements.
The aggregate maturities of long-term debt at December 31, 2017 for the next five years and thereafter are $1.0 billion in 2018, $1.8 billion in 2019, $789 million in 2020, $2.0 billion in 2021, $500 million in 2022 and $10.5 billion thereafter.
Credit Facility – Affiliated
In June 2016, MetLife, Inc. entered into a five-year agreement with an indirect wholly-owned subsidiary, MIT, to borrow up to $1.3 billion on a revolving basis, at interest rates based on the IRS safe harbor interest rate in effect at the time of the borrowing. MetLife, Inc. may borrow funds under the agreement at the lender’s discretion and subject to the availability of funds. There were no outstanding borrowings at December 31, 2017.
Long-term Debt – Affiliated
In June 2016, March 2016 and December 2015, MetLife, Inc. repaid $204 million, $10 million and $286 million, respectively, of affiliated long-term debt to MetLife Exchange Trust I at maturity in exchange for a return of capital. The long-term notes bore interest at three-month LIBOR plus 0.7%.
Senior Notes – Affiliated
In September 2016, a $250 million senior note issued to MLIC matured and, subsequently, in September 2016 MetLife, Inc. issued a new $250 million senior note to MLIC. The senior note matures in September 2020 and bears interest at a rate per annum of 3.03%, payable semi-annually.
See Note 3 for information on the MRD Notes Exchange in 2017.

MetLife, Inc.
Schedule II
Notes to the Condensed Financial Information — (continued)
(Parent Company Only)
4. Long-term Debt (continued)

Interest Expense
Interest expense was comprised of the following:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Long-term debt — unaffiliated	$774	$811	$833
Long-term debt — affiliated	112	160	168
Collateral financing arrangements	27	47	36
Junior subordinated debt securities	195	134	134
Total	$1,108	$1,152	$1,171
See Notes 13 and 14 of the Notes to the Consolidated Financial Statements for information about the collateral financing arrangement and junior subordinated debt securities. See also Note 3 of the Notes to the Consolidated Financial Statements regarding the termination of the MRSC collateral financing arrangement.
5. Junior Subordinated Debt Securities
In February 2017, in connection with the Separation, MetLife, Inc. exchanged $750 million aggregate principal amount of its 9.250% Fixed-to-Floating Rate Junior Subordinated Debentures due 2068 for $750 million aggregate liquidation preference of the 9.250% Fixed-to-Floating Rate Exchangeable Surplus Trust Securities of MetLife Capital Trust X (the “Trust”). As a result of the exchange, MetLife, Inc. is the sole beneficial owner of the Trust, a special purpose entity which issued the exchangeable surplus trust securities to investors, and is the beneficiary of $750 million of 8.595% surplus notes held by the Trust that were issued by Brighthouse Insurance. In March 2017, MetLife, Inc. dissolved the Trust. In June 2017, MetLife, Inc. forgave Brighthouse Insurance’s obligation to pay the principal amount of $750 million affiliated surplus notes held by MetLife, Inc.
6. Support Agreements
MetLife, Inc. is party to various capital support commitments and guarantees with certain of its subsidiaries. Under these arrangements, MetLife, Inc. has agreed to cause each such entity to meet specified capital and surplus levels or has guaranteed certain contractual obligations.
MetLife, Inc. guarantees the obligations of its subsidiary, Delaware American Life Insurance Company (“DelAm”), under a stop loss reinsurance agreement with RGA Reinsurance (Barbados) Inc. (“RGARe”), pursuant to which RGARe retrocedes to DelAm a portion of the whole life medical insurance business that RGARe assumed from American Life on behalf of its Japan operations. Also, MetLife, Inc. guarantees the obligations of its subsidiary, Missouri Reinsurance, Inc. (“MoRe”), under a retrocession agreement with RGARe, pursuant to which MoRe retrocedes a portion of the closed block liabilities associated with industrial life and ordinary life insurance policies that it assumed from MLIC.
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

MetLife, Inc.
Schedule II
Notes to the Condensed Financial Information — (continued)
(Parent Company Only)
6. Support Agreements (continued)

MetLife, Inc., in connection with MRV’s reinsurance of certain universal life and term life insurance risks, committed to the Vermont Department of Banking, Insurance, Securities and Health Care Administration to take necessary action to cause the two protected cells of MRV to maintain total adjusted capital in an amount that is equal to or greater than 200% of each such protected cell’s authorized control level RBC, as defined in Vermont state insurance statutes. See Note 12 of the Notes to the Consolidated Financial Statements.
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
MetLife, Inc. guarantees obligations arising from derivatives of the following subsidiaries: MrB, MetLife International Holdings, LLC and MetLife Worldwide Holdings, LLC. These subsidiaries are exposed to various risks relating to their ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. These subsidiaries use a variety of strategies to manage these risks, including the use of derivatives. Further, all of the subsidiaries’ derivatives are subject to industry standard netting agreements and collateral agreements that limit the unsecured portion of any open derivative position. On a net counterparty basis at December 31, 2017 and 2016, derivative transactions with positive mark-to-market values (in-the-money) were $515 million and $495 million, respectively, and derivative transactions with negative mark-to-market values (out-of-the-money) were $126 million and $237 million, respectively. To secure the obligations represented by the out of-the-money transactions, the subsidiaries had provided collateral to their counterparties with an estimated fair value of $114 million and $233 million at December 31, 2017 and 2016, respectively. Accordingly, unsecured derivative liabilities guaranteed by MetLife, Inc. were $12 million and $4 million at December 31, 2017 and 2016, respectively.
MetLife, Inc. also guarantees the obligations of certain of its subsidiaries under committed facilities with third-party banks. See Note 12 of the Notes to the Consolidated Financial Statements.

MetLife, Inc.
Schedule III
Consolidated Supplementary Insurance Information
December 31, 2017, 2016 and 2015
(In millions)

Segment	DAC and VOBA	Future Policy Benefits, Other Policy-Related Balances and Policyholder Dividend Obligation	Policyholder Account Balances	Policyholder Dividends Payable	Unearned Premiums (1), (2)	Unearned Revenue (1)
2017
U.S.	$614	$65,610	$70,455	$—	$1,907	$24
Asia	9,261	39,702	59,702	80	2,378	916
Latin America	2,050	10,397	6,361	—	115	675
EMEA	1,673	5,768	13,811	7	24	454
MetLife Holdings	4,797	73,317	32,176	595	167	205
Corporate & Other	24	816	13	—	1	—
Total	$18,419	$195,610	$182,518	$682	$4,592	$2,274
2016
U.S.	$616	$61,578	$67,539	$—	$1,843	$30
Asia	8,707	36,308	53,114	95	2,167	912
Latin America	1,808	9,163	5,597	—	448	563
EMEA	1,472	5,439	12,636	6	64	372
MetLife Holdings	5,246	72,220	33,982	604	204	209
Corporate & Other	(259)	(2,739)	(382)	(9)	(2)	(27)
Total	$17,590	$181,969	$172,486	$696	$4,724	$2,059
2015
U.S.	$615	$59,413	$63,986	$—	$1,820	$33
Asia	8,386	34,397	49,094	88	1,859	974
Latin America	1,753	8,142	5,880	—	491	597
EMEA	1,532	5,837	13,172	7	60	336
MetLife Holdings	5,436	70,764	33,320	621	171	218
Corporate & Other	(292)	(2,345)	(322)	(7)	—	(23)
Total	$17,430	$176,208	$165,130	$709	$4,401	$2,135
__________________

(1)	Amounts are included within the future policy benefits, other policy-related balances and policyholder dividend obligation column.

(2)	Includes premiums received in advance.

MetLife, Inc.
Schedule III
Consolidated Supplementary Insurance Information — (continued)
December 31, 2017, 2016 and 2015
(In millions)

Segment	Premiums and Universal Life and Investment-Type Product Policy Fees	Net Investment Income	Policyholder Benefits and Claims and Interest Credited to Policyholder Account Balances	Amortization of DAC and VOBA Charged to Other Expenses	Other Expenses (1)
2017
U.S.	$24,644	$6,201	$25,103	$459	$3,235
Asia	8,352	3,299	6,799	1,310	1,802
Latin America	3,737	1,288	2,973	224	1,111
EMEA	2,492	1,157	2,012	356	966
MetLife Holdings	5,603	5,426	7,097	234	2,550
Corporate & Other	(326)	(8)	(64)	98	2,507
Total	$44,502	$17,363	$43,920	$2,681	$12,171
2016
U.S.	$22,490	$5,942	$22,892	$471	$3,244
Asia	8,914	2,807	6,916	1,350	1,795
Latin America	3,554	1,133	2,770	184	1,007
EMEA	2,442	1,229	2,064	408	924
MetLife Holdings	6,034	5,670	7,521	424	3,392
Corporate & Other	(749)	9	(629)	(119)	1,892
Total	$42,685	$16,790	$41,534	$2,718	$12,254
2015
U.S.	$21,804	$6,020	$22,100	$471	$3,197
Asia	8,491	2,859	6,808	1,262	1,619
Latin America	3,702	1,046	2,853	271	1,075
EMEA	2,455	347	1,109	492	998
MetLife Holdings	6,116	5,855	7,215	722	3,597
Corporate & Other	(595)	78	(526)	(34)	2,463
Total	$41,973	$16,205	$39,559	$3,184	$12,949
______________

(1)	Includes other expenses and policyholder dividends, excluding amortization of DAC and VOBA charged to other expenses.

MetLife, Inc.
Schedule IV
Consolidated Reinsurance
December 31, 2017, 2016 and 2015
(Dollars in millions)

	Gross Amount	Ceded	Assumed	Net Amount	% Amount Assumed to Net
2017
Life insurance in-force	$4,594,523	$513,091	$581,246	$4,662,678	12.5%
Insurance premium
Life insurance (1)	$22,379	$1,863	$1,531	$22,047	6.9%
Accident & health insurance	13,593	442	223	13,374	1.7%
Property & casualty insurance	3,623	71	19	3,571	0.5%
Total insurance premium	$39,595	$2,376	$1,773	$38,992	4.5%
2016
Life insurance in-force	$4,098,780	$481,028	$613,693	$4,231,445	14.5%
Insurance premium
Life insurance (1)	$20,857	$1,614	$1,089	$20,332	5.4%
Accident & health insurance	13,551	447	257	13,361	1.9%
Property & casualty insurance	3,567	75	17	3,509	0.5%
Total insurance premium	$37,975	$2,136	$1,363	$37,202	3.7%
2015
Life insurance in-force	$4,080,869	$546,122	$593,722	$4,128,469	14.4%
Insurance premium
Life insurance (1)	$20,854	$1,570	$1,150	$20,434	5.6%
Accident & health insurance	12,677	377	219	12,519	1.7%
Property & casualty insurance	3,513	76	13	3,450	0.4%
Total insurance premium	$37,044	$2,023	$1,382	$36,403	3.8%
__________________

(1)	Includes annuities with life contingencies.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Overview
Based on the Company’s internal review, MetLife, Inc.’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) identified material weaknesses in the design and operation of its internal control over financial reporting. Management concluded that the Company has not maintained effective controls over (i) the administrative and accounting practices relating to certain Retirement and Income Solutions (“RIS”) group annuity reserves and the timely communication and escalation of issues regarding those reserves throughout the Company, and (ii) controls over the calculation of reserves relating to variable annuity guarantees issued by a former operating joint venture in Japan and reinsured by the Company and included within MetLife Holdings. Management identified errors in reserve balances in connection with these material weaknesses. For more information on these reserve adjustments, see Note 1 of the Notes to the Consolidated Financial Statements.
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to Company management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Company management, including the CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the CEO and CFO concluded that the disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with GAAP.
Management evaluated the design and operating effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). Solely because of the material weaknesses in internal control over financial reporting described below, in the opinion of management, MetLife, Inc. did not maintain effective internal control over financial reporting as of December 31, 2017.
A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Identification of the Material Weaknesses in Internal Control over Financial Reporting
The Company has identified the following deficiencies in the principles associated with both the control activities and information and communication components of the COSO framework:
RIS Group Annuity Reserves:

•
Ineffective design and operating effectiveness of the controls related to processes and procedures for identifying unresponsive and missing group annuity annuitants and pension beneficiaries (Control Activities); and

•	Ineffective design and operating effectiveness of the controls intended to ensure timely communication and escalation of the issue throughout the Company (Information & Communication).
Assumed Variable Annuity Guarantee Reserves:

•
Ineffective design and operating effectiveness of the controls related to data validation and monitoring of reserves for variable annuity guarantees issued by a former operating joint venture in Japan and reinsured by the Company and included within MetLife Holdings (Control Activities).

These deficiencies, if not effectively remediated, could result in unprevented and undetected misstatements of accounts or disclosures related to liabilities for certain RIS group annuity contracts and MetLife Holdings assumed variable annuity guarantee reserves. Such misstatements could result in a material misstatement of the annual or interim consolidated financial statements.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued its report on its audit of the effectiveness of internal control over financial reporting, which is included on page 401.
Changes in Internal Control Over Financial Reporting
There were no changes to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation Steps to Address Material Weaknesses
Although the Company’s remediation plan remains under development, the Company has begun remediation efforts and will continue initiatives to implement, document, and communicate policies, procedures, and internal controls. The Company’s remediation of the identified material weaknesses and strengthening of its internal control environment will require a substantial effort in 2018.
The following remediation activities highlight the Company’s commitment to remediating its identified material weaknesses.
RIS Group Annuity Reserves:

•
The Company is implementing immediate changes to its administrative and accounting procedures and search practices to identify, contact, and record responses from “unresponsive and missing” plan annuitants and to otherwise locate missing annuitants.

•	The Company is reviewing its practices regarding timely communication and escalation of issues throughout the Company.

•
The Company will engage third party advisors to undertake a comprehensive examination and analysis of the facts and circumstances giving rise to the material weakness, under the supervision of MetLife, Inc.’s Chief Risk Officer.

Assumed Variable Annuity Guarantee Reserves:

•	The Company is implementing immediate changes to how data for MetLife Holdings assumed variable annuity guarantee reserves is controlled and reviewed.

•	The Company will engage third party advisors to undertake a comprehensive examination and analysis of the facts and circumstances giving rise to the material weakness.
The Company will make further changes and improve its internal control over financial reporting following management’s review and development of the complete remediation plans for these material weaknesses that is responsive to the findings of the examinations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of MetLife, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of MetLife, Inc. and subsidiaries (the "Company") as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated March 1, 2018, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:
RIS Group Annuity Reserves:

•	Ineffective design and operating effectiveness of the controls related to processes and procedures for identifying unresponsive and missing group annuity annuitants and pension beneficiaries; and

•	Ineffective design and operating effectiveness of the controls intended to ensure timely communication and escalation of the issue throughout the Company
Assumed Variable Annuity Guarantee Reserves:

•
Ineffective design and operating effectiveness of the controls related to data validation and monitoring of reserves for variable annuity guarantees issued by a former operating joint venture in Japan and reinsured by the Company and included within MetLife Holdings

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2017, of the Company, and this report does not affect our report on such consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 1, 2018

Item 9B. Other Information
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this Item pertaining to Directors is incorporated herein by reference to the sections entitled “Proxy Summary — Director Nominees,” “Proposal 1 — Election of Directors For a One-Year Term Ending at the 2019 Annual Meeting of Shareholders — Director Nominees” and “Proposal 1 — Election of Directors For a One-Year Term Ending at the 2019 Annual Meeting of Shareholders — Corporate Governance — Information About the Board of Directors ” and “Other Information — Section 16(a) Beneficial Ownership Reporting Compliance” in MetLife, Inc.’s definitive proxy statement for the Annual Meeting of Shareholders to be held on June 12, 2018, to be filed by MetLife, Inc. with the SEC pursuant to Regulation 14A within 120 days after the year ended December 31, 2017 (the “2018 Proxy Statement”).
The information called for by this Item pertaining to Executive Officers appears in “Business — Executive Officers” in this Annual Report on Form 10-K and “Other Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the 2018 Proxy Statement.
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
Item 11. Executive Compensation
The information called for by this Item is incorporated herein by reference to the sections entitled “Proposal 1 — Election of Directors for a One-Year Term Ending at the 2019 Annual Meeting of Shareholders — Corporate Governance — Information About the Board of Directors ,” “Proposal 1 — Election of Directors for a One-Year Term Ending at the 2019 Annual Meeting of Shareholders — Director Compensation in 2017,” and “Proposal 3 — Advisory Vote to Approve the Compensation Paid to the Company’s Named Executive Officers” in the 2018 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this Item pertaining to ownership of shares of MetLife, Inc.’s common stock (“Shares”) is incorporated herein by reference to the sections entitled “Other Information — Security Ownership of Directors and Executive Officers” and “Other Information — Security Ownership of Certain Beneficial Owners” in the 2018 Proxy Statement.

The following table provides information at December 31, 2017, regarding MetLife, Inc.’s equity compensation plans:
Equity Compensation Plan Information at December 31, 2017

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(3)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	27,948,185	$38.77	37,869,420
Equity compensation plans not approved by security holders	None	—	None
Total	27,948,185	$38.77	37,869,420
______________

(1)	Column (a) reflects the following items outstanding as of December 31, 2017:

Stock Options	16,009,754
Restricted Stock Units	3,304,377
Performance Shares (assuming future payout at maximum performance factor)	7,059,080
Deferred Shares	1,574,974
Shares that will or may be issued	27,948,185
As of December 31, 2017:

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

The maximum performance factor for Performance Shares granted in 2015, 2016, and 2017 was 175%. The number of Performance Shares outstanding as of December 31, 2017 at target (100%) performance factor was 4,033,760.
MetLife, Inc. may issue Shares pursuant to awards (including Stock Option exercises, if any) under any plan using Shares held in treasury by MetLife, Inc. or by issuing new Shares.
For a general description of how the number of Shares paid out on account of Performance Shares and Restricted Stock Units is determined, and the vesting periods applicable to Performance Shares and Restricted Stock Units, see Note 15 of the Notes to the Consolidated Financial Statements.

(2)
Column (b) reflects the weighted average exercise price of all Stock Options under any plan that, as of December 31, 2017, had been granted but not forfeited, expired, or exercised. Performance Shares, Restricted Stock Units, and Deferred Shares are not included in determining the weighted average in column (b) because they have no exercise price.

(3)	Column (c) reflects the following items outstanding as of December 31, 2017:

Number of Shares
At January 15, 2015, the effective date of the 2015 Stock Plan and 2015 Director Stock Plan:
Shares newly authorized for issuance under the 2015 Stock Plan	11,750,000
Shares remaining authorized for issuance under the 2005 Stock Plan or other plans that were not covered by awards (i)	18,023,959
Shares authorized for issuance under the 2015 Director Stock Plan (ii)	1,642,208
Total Shares authorized for issuance at January 1, 2015	31,416,167
Additional Shares recovered for issuance (iii) in:
2015	4,475,737
2016	6,344,455
2017	6,636,193
Total Shares recovered for issuance since January 1, 2015	17,456,385
Less: Shares covered by new awards and new imputed reinvested dividends on Deferred Shares (iv) in:
2015	4,413,785
2016	6,036,177
2017	4,532,897
Total Shares covered by new awards and new imputed reinvested dividends on Deferred Shares since January 1, 2015	14,982,859
Net shares added to the 2015 Stock Plan and 2015 Director Plan authorizations in light of the Separation (v)	3,979,727
Shares remaining available for future issuance under the 2015 Stock Plan and 2015 Director Stock Plan	37,869,420
______________

(i)	Consisting of Shares that were not covered by awards, including Shares previously covered by awards but recovered due to forfeiture of awards or other reasons and once again available for issuance.

(ii)
Consists of Shares remaining authorized for issuance under the predecessor plan, the 2005 Director Stock Plan, that were not covered by awards, including Shares previously covered by awards but recovered due to forfeiture of awards or other reasons and once again available.

(iii)
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

(iv)
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

(v)
In light of the Separation, and in order to maintain the Share authorizations under each plan at the levels that shareholders had approved, MetLife, Inc. increased the number of Shares authorized for issuance under the 2015 Stock Plan and 2015 Director Plan as of August 4, 2017, excluding those Shares from the authorizations that had already been issued, by the Adjustment Ratio. MetLife, Inc. also increased the number of Shares covered by outstanding Stock Options, Performance Shares, Restricted Stock Units, and Deferred Shares on that date by the Adjustment Ratio, in order to maintain the intrinsic value of those awards and Deferred Shares, which decreased the number of Shares available for issuance under both plans. The amount in this row is the net increase in the Share authorization under both the 2015 Stock Plan and 2015 Director Plan as a result of these adjustments. For a description of the adjustment to Stock Options, Performance Shares, Restricted Stock Units, and Deferred Shares, see Note 15 of the Notes to the Consolidated Financial Statements.

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
For a description of the kinds of awards that have been or may be made under the 2015 Stock Plan and 2015 Director Stock Plan and awards that remained outstanding under the 2005 Stock Plan, see Note 15 of the Notes to the Consolidated Financial Statements.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by this Item is incorporated herein by reference to the sections entitled “Proposal 1 — Election of Directors for a One-Year Term Ending at the 2019 Annual Meeting of Shareholders — Corporate Governance — Procedures for Reviewing Related Person Transactions,” “Proposal 1 — Election of Directors for a One-Year Term Ending at the 2019 Annual Meeting of Shareholders — Corporate Governance — Related Person Transactions” and “Proposal 1 — Election of Directors for a One-Year Term Ending at the 2019 Annual Meeting of Shareholders — Corporate Governance — Information About the Board of Directors — Composition and Independence of the Board of Directors” in the 2018 Proxy Statement.

Item 14. Principal Accountant Fees and Services
The information called for by this item is incorporated herein by reference to the section entitled “Proposal 2 — Ratification of Appointment of the Independent Auditor” in the 2018 Proxy Statement.
Part IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
1. Financial Statements
The financial statements are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 200.
2. Financial Statement Schedules
The financial statement schedules are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 200.
3. Exhibits
The exhibits are listed in the Exhibit Index which begins on page 407.

Item 16. Form 10-K Summary
None.
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

		Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

2.1	Plan of Reorganization.	S-1	333-91517	2.1	November 23, 1999

2.2	Amendment to Plan of Reorganization, dated as of March 9, 2000.	S-1/A	333-91517	2.2	March 29, 2000

2.3	Master Separation Agreement, dated August 4, 2017, between MetLife, Inc. and Brighthouse Financial, Inc.	8-K	001-15787	2.1	August 7, 2017

3.1	Amended and Restated Certificate of Incorporation of MetLife, Inc.	10-K	001-15787	3.1	March 1, 2017

3.2	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on April 7, 2000.	10-K	001-15787	3.2	March 1, 2017

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

3.3	Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc., filed with the Secretary of State of Delaware on June 10, 2005.	10-K	001-15787	3.3	March 1, 2017

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated April 29, 2011.	10-K	001-15787	3.4	March 1, 2017

3.5	Certificate of Retirement of Series B Contingent Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on November 5, 2013.	10-Q	001-15787	3.6	November 7, 2013

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated April 29, 2015.	8-K	001-15787	3.1	April 30, 2015

3.7	Certificate of Designations of 5.250% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C, of MetLife, Inc., filed with the Secretary of State of Delaware on May 28, 2015.	8-K	001-15787	3.1	May 28, 2015

3.8	Certificate of Elimination of 6.500% Non-Cumulative Preferred Stock, Series B, of MetLife, Inc., filed with the Secretary of State of Delaware on November 3, 2015.	10-Q	001-15787	3.7	November 5, 2015

3.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated October 23, 2017	8-K	001-15787	3.1	October 24, 2017

3.10	Amended and Restated By-Laws of MetLife, Inc., effective September 27, 2016.	8-K	001-15787	3.2	September 29, 2016

4.1	Form of Certificate for Common Stock, par value $0.01 per share.	S-1/A	333-91517	4.1	March 9, 2000

4.2
Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on April 7, 2000 (See Exhibit 3.2 above).

4.3	Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc., filed with the Secretary of State of Delaware on June 10, 2005. (See Exhibit 3.3 above).

4.4	Form of Stock Certificate, Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc.	8-A	001-15787	99.6	June 10, 2005

4.5
Certificate of Designations of 5.250% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C, of MetLife, Inc., filed with the Secretary of State of Delaware on May 28, 2015. (See Exhibit 3.7 above).

4.6	Form of Stock Certificate, 5.250% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C, of MetLife, Inc.	8-K	001-15787	4.2	May 28, 2015

4.7
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

10.1	MetLife Executive Severance Plan (as amended and restated, effective June 14, 2010).*	10-K	001-15787	10.1	February 27, 2015

10.2	Offer Letter, dated March 25, 2009, between American Life Insurance Company and Michel Khalaf.*	10-K	001-15787	10.2	March 1, 2017

10.3	Adjustment of certain compensation items for Michel Khalaf, effective July 1, 2012.*	10-Q	001-15787	10.2	November 7, 2012

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

10.4	Employment Agreement between Christopher G. Townsend and MetLife Asia Pacific Limited, dated May 11, 2012.*	8-K	001-15787	10.1	May 16, 2012

10.5	Letter Agreement dated June 11, 2015 between MetLife, Inc. and Christopher Townsend.*	8-K	001-15787	10.1	June 15, 2015

10.6	Tax Equalization Agreement dated June 10, 2015 between MetLife, Inc. and Michel Khalaf.*	10-Q	001-15787	10.1	August 6, 2015

10.7	Separation Agreement, Waiver and General Release, dated July 30, 2015, between MetLife Group, Inc. and William J. Wheeler.*	10-Q	001-15787	10.1	November 5, 2015

10.8	Agreement to Protect Corporate Property executed by William J. Wheeler on June 21, 2001.*	10-Q	001-15787	10.2	November 5, 2015

10.9	Agreement to Protect Corporate Property, dated January 1, 2015, executed by Esther S. Lee.*	10-K	001-15787	10.13	February 25, 2016

10.10	Form of Agreement to Protect Corporate Property executed by Steven A. Kandarian, Steven J. Goulart, and Maria M. Morris.*	10-K	001-15787	10.14	February 25, 2016

10.11	Form of Agreement to Protect Corporate Property executed by Ricardo A. Anzaldua, John C. R. Hele, Frans Hijkoop, and Esther Lee on May 25, 2016; Steven A. Kandarian on May 31, 2016; Steven J. Goulart on June 2, 2016; Maria M. Morris on June 8, 2016 and Martin J. Lippert on July 6, 2016.*	10-Q	001-15787	10.1	August 5, 2016

10.12	MetLife, Inc. 2005 Stock and Incentive Compensation Plan, effective April 15, 2005 (the “2005 SIC Plan”).*	10-K	001-15787	10.24	February 27, 2015

10.13	Form of Management Stock Option Agreement under the 2005 SIC Plan (effective as of April 25, 2007).*	10-K	001-15787	10.24	February 27, 2013

10.14	Amendment to Stock Option Agreements under the 2005 SIC Plan (effective as of April 25, 2007).*	10-K	001-15787	10.25	February 27, 2013

10.15	Form of Management Stock Option Agreement under the 2005 SIC Plan (effective December 15, 2009).*	10-K	001-15787	10.28	February 27, 2015

10.16	Form of Management Stock Option Agreement under the 2005 SIC Plan.*	10-K	001-15787	10.29	February 27, 2015

10.17	Form of Stock Option Agreement under the 2005 SIC Plan (effective February 11, 2013).*	8-K	001-15787	10.9	February 15, 2013

10.18	Form of Stock Option Agreement (Three-Year “Cliff” Exercisability) under the 2005 SIC Plan (effective February 11, 2013).*	8-K	001-15787	10.10	February 15, 2013

10.19	Form of Restricted Stock Unit Agreement (effective February 11, 2013).*	8-K	001-15787	10.4	February 15, 2013

10.20	Form of Restricted Stock Unit Agreement (Three-Year “Cliff” Period of Restriction; No Code 162(m) Goals) (effective February 11, 2013).*	8-K	001-15787	10.5	February 15, 2013

10.21	Form of Performance Share Agreement (effective February 11, 2013).*	8-K	001-15787	10.1	February 15, 2013

10.22	MetLife International Performance Unit Incentive Plan (as amended and restated effective February 11, 2013).*	8-K	001-15787	10.2	February 15, 2013

10.23	Form of Performance Unit Agreement (effective February 11, 2013).*	8-K	001-15787	10.3	February 15, 2013

10.24	MetLife International Unit Option Incentive Plan, dated July 21, 2011 (as amended and restated effective February 23, 2011).*	10-K	001-15787	10.24	March 1, 2017

10.25	Form of Unit Option Agreement under the MetLife International Unit Option Incentive Plan (effective February 23, 2011).*	10-K	001-15787	10.25	March 1, 2017

10.26	MetLife International Unit Option Incentive Plan (as amended and restated December 3, 2012).*	8-K	001-15787	10.11	February 15, 2013

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

10.27	Form of Unit Option Agreement (effective February 11, 2013).*	8-K	001-15787	10.12	February 15, 2013

10.28	Form of Unit Option Agreement (Three-Year “Cliff” Exercisability) (effective February 11, 2013).*	8-K	001-15787	10.13	February 15, 2013

10.29	MetLife International Restricted Unit Incentive Plan (as amended and restated effective February 11, 2013).*	8-K	001-15787	10.6	February 15, 2013

10.30	Form of Restricted Unit Agreement (effective February 11, 2013).*	8-K	001-15787	10.7	February 15, 2013

10.31	Form of Restricted Unit Agreement (Three-Year “Cliff” Period of Restriction; No Code 162(m) Goals) (effective February 11, 2013).*	8-K	001-15787	10.8	February 15, 2013

10.32	MetLife Policyholder Trust Agreement.	S-1	333-91517	10.12	November 23, 1999

10.33	Amendment to MetLife Policyholder Trust Agreement.	10-K	001-15787	10.62	February 27, 2013

10.34	Five-Year Credit Agreement, dated as of May 30, 2014, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto, amending and restating (i) the Five-Year Credit Agreement, dated as of August 12, 2011, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto and (ii) the Five-Year Credit Agreement dated as of September 13, 2012 among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto.	8-K	001-15787	10.1	June 4, 2014

10.35	First Amendment dated as of November 20, 2015 to the Five-Year Credit Agreement dated as of May 30, 2014, among MetLife, Inc. and MetLife Funding, Inc., as Borrowers, Bank of America, N.A., as Administrative Agent, Fronting L/C Issuer, Several L/C Agent and a Limited Fronting Lender, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as Fronting L/C Issuers and Limited Fronting Lenders, and the other Lenders party thereto.	8-K	001-15787	10.1	November 24, 2015

10.36	Second Amendment dated December 20, 2016 to the Five-Year Credit Agreement, dated as of May 30, 2014, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto, providing for the amendment and restatement of such Credit Agreement.	8-K	001-15787	10.1	December 21, 2016

10.37	Metropolitan Life Auxiliary Savings and Investment Plan (as amended and restated, effective January 1, 2008).*	10-K	001-15787	10.72	February 27, 2013

10.38	Amendment 1 to the Metropolitan Life Auxiliary Savings and Investment Plan (as amended and restated, effective January 1, 2008).*	10-K	001-15787	10.74	February 27, 2015

10.39	Amendment Number 2 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008).*	10-K	001-15787	10.48	February 25, 2016

10.40	Amendment Number 3 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008).*	10-K	001-15787	10.75	February 27, 2013

10.41	Amendment Number 4 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008).*	10-K	001-15787	10.77	February 27, 2014

10.42	MetLife Deferred Compensation Plan for Officers, as amended and restated, effective November 1, 2003.*	10-K	001-15787	10.78	February 27, 2014

10.43	Amendment Number One to the MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003), dated May 4, 2005.*	10-K	001-15787	10.52	February 25, 2016

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

10.44	Amendment Number Two to the MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003, effective December 14, 2005).*	10-K	001-15787	10.53	February 25, 2016

10.45	Amendment Number Three to the MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003, effective February 26, 2007).*	10-K	001-15787	10.45	March 1, 2017

10.46	MetLife Leadership Deferred Compensation Plan, dated November 2, 2006 (as amended and restated, effective with respect to salary and cash incentive compensation, January 1, 2005, and with respect to stock compensation, April 15, 2005).*	10-K	001-15787	10.46	March 1, 2017

10.47	Amendment Number One to the MetLife Leadership Deferred Compensation Plan, dated December 13, 2007 (effective as of December 31, 2007).*	10-K	001-15787	10.81	February 27, 2013

10.48	Amendment Number Two to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2008 (effective December 31, 2008).*	10-K	001-15787	10.84	February 27, 2014

10.49	Amendment Number Three to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2009 (effective January 1, 2010).*	10-K	001-15787	10.85	February 27, 2015

10.50	Amendment Number Four to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2009 (effective December 31, 2009).*	10-K	001-15787	10.86	February 27, 2015

10.51	Amendment Number Five to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2009 (effective January 1, 2011).*	10-K	001-15787	10.60	February 25, 2016

10.52	Amendment Number Six to the MetLife Leadership Deferred Compensation Plan, dated December 27, 2011 (effective January 1, 2011).*	10-K	001-15787	10.52	March 1, 2017

10.53	Amendment Number Seven to the MetLife Leadership Deferred Compensation Plan, dated December 26, 2012 (effective January 1, 2013).*	10-K	001-15787	10.53	March 1, 2017

10.54	Amendment Number Eight to the MetLife Leadership Deferred Compensation Plan, dated December 17, 2013 (effective January 1, 2014).*	10-K	001-15787	10.54	March 1, 2017

10.55	Amendment Number Nine to the MetLife Leadership Deferred Compensation Plan, dated December 30, 2014 (effective January 1, 2015).*	10-K	001-15787	10.88	February 27, 2015

10.56	Amendment Number Ten to the MetLife Leadership Deferred Compensation Plan, dated September 30, 2016 (effective October 1, 2016).*	10-K	001-15787	10.56	March 1, 2017

10.57	Amendment Number Eleven to the MetLife Leadership Deferred Compensation Plan, dated September 30, 2016 (effective October 1, 2016).*	10-K	001-15787	10.57	March 1, 2017

10.58	MetLife Non-Management Director Deferred Compensation Plan (as amended and restated, effective January 1, 2005).*	S-8	333-214710	4.1	November 18, 2016

10.59	MetLife, Inc. Director Indemnity Plan (dated and effective July 22, 2008).*	10-K	001-15787	10.94	February 27, 2014

10.60	MetLife Auxiliary Pension Plan, dated August 7, 2006 (as amended and restated, effective June 30, 2006).*	10-K	001-15787	10.60	March 1, 2017

10.61	MetLife Auxiliary Pension Plan, dated December 21, 2006 (amending and restating Part I thereof, effective January 1, 2007).*	10-K	001-15787	10.61	March 1, 2017

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

10.62	MetLife Auxiliary Pension Plan, dated December 21, 2007 (amending and restating Part I thereof, effective January 1, 2008).*	10-K	001-15787	10.95	February 27, 2013

10.63	Amendment #1 to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated October 24, 2008 (effective October 1, 2008).*	10-K	001-15787	10.98	February 27, 2014

10.64	Amendment Number Two to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated December 12, 2008 (effective December 31, 2008).*	10-K	001-15787	10.99	February 27, 2014

10.65	Amendment Number Three to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008) dated March 25, 2009 (effective January 1, 2009).*	10-K	001-15787	10.71	February 25, 2016

10.66	Amendment Number Four to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated December 16, 2009 (effective January 1, 2010).*	10-K	001-15787	10.102	February 27, 2015

10.67	Amendment Number Five to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008) dated December 21, 2010 (effective January 1, 2010).*	10-K	001-15787	10.73	February 25, 2016

10.68	Amendment Number Six to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008) dated December 20, 2012 (effective January 1, 2012).*	10-K	001-15787	10.101	February 27, 2013

10.69	Amendment Number Seven to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008) dated December 27, 2013 (effective December 10, 2013).*	10-K	001-15787	10.69	March 1, 2017

10.70	Alico Overseas Pension Plan, dated January 2009.*	10-K	001-15787	10.70	March 1, 2017

10.71	Amendment Number One to the Alico Overseas Pension Plan (effective November 1, 2010), dated December 20, 2010.*	10-K	001-15787	10.71	March 1, 2017

10.72	Amendment Number Two to the Alico Overseas Pension Plan (effective as of November 1, 2011), dated December 13, 2011.*	10-K	001-15787	10.72	March 1, 2017

10.73	Amendment Number Three to the Alico Overseas Pension Plan, dated May 1, 2012 (effective January 1, 2012).*	8-K	001-15787	10.1	May 4, 2012

10.74	Member’s Explanatory Handbook for the Metropolitan Life Insurance Company of Hong Kong Limited Healthcare Plan (2014).*	10-K	001-15787	10.79	February 25, 2016

10.75	MetLife Plan for Transition Assistance for Officers, dated April 21, 2014 (as amended and restated, effective April 1, 2014 (the “MPTA”)).*	10-Q	001-15787	10.2	August 8, 2014

10.76	Amendment Number One to the MPTA, dated December 30, 2014 (effective January 1, 2015).*	10-K	001-15787	10.111	February 27, 2015

10.77	Amendment Number Two to the MPTA, dated March 30, 2016 (effective April 1, 2016).*	10-K	001-15787	10.77	March 1, 2017

10.78	Amendment Number Three to the MPTA, dated June 30, 2016 (effective June 30, 2016).*	10-K	001-15787	10.78	March 1, 2017

10.79	Amendment Number Four to the MPTA, dated October 24, 2016 (effective October 31, 2016).*	10-K	001-15787	10.79	March 1, 2017

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

10.80	Amendment Number Five to the MPTA, dated November 3, 2016 (effective October 1, 2016).*	10-K	001-15787	10.80	March 1, 2017

10.81	MetLife, Inc. 2015 Non-Management Director Stock Compensation Plan, effective January 1, 2015.*	S-8	333-198141	4.1	August 14, 2014

10.82	MetLife, Inc. 2015 Stock and Incentive Plan, effective January 1, 2015 (the “2015 SIC Plan”).*	S-8	333-198145	4.1	August 14, 2014

10.83	Form of Performance Share Agreement under the 2015 SIC Plan.*	8-K	001-15787	10.1	December 11, 2014

10.84	Form of Performance Unit Agreement under the 2015 SIC Plan.*	8-K	001-15787	10.2	December 11, 2014

10.85	Form of Restricted Stock Unit Agreement (Ratable Period of Restriction Ends in Thirds; Code Section 162(m) Goals) under the 2015 SIC Plan.*	8-K	001-15787	10.3	December 11, 2014

10.86	Form of Restricted Stock Unit Agreement (Three-Year “Cliff” Period of Restriction; No Code Section 162(m) Goals).*	8-K	001-15787	10.4	December 11, 2014

10.87	Form of Restricted Unit Agreement (Ratable Period of Restriction Ends in Thirds; Code Section 162(m) Goals).*	8-K	001-15787	10.5	December 11, 2014

10.88	Form of Restricted Unit Agreement (Three-Year “Cliff” Period of Restriction; No Code Section 162(m) Goals.*	8-K	001-15787	10.6	December 11, 2014

10.89	Form of Stock Option Agreement (Ratable Exercisability in Thirds).*	8-K	001-15787	10.7	December 11, 2014

10.90	Form of Stock Option Agreement (Three-Year “Cliff” Exercisability).*	8-K	001-15787	10.8	December 11, 2014

10.91	Form of Unit Option Agreement (Ratable Exercisability in Thirds).*	8-K	001-15787	10.9	December 11, 2014

10.92	Form of Unit Option Agreement (Three-Year “Cliff” Exercisability).*	8-K	001-15787	10.10	December 11, 2014

10.93	MetLife Annual Variable Incentive Plan (effective as amended and restated January 1, 2015).*	8-K	001-15787	10.11	December 11, 2014

10.94	Form of Performance Share Agreement under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.95	February 25, 2016

10.95	Form of Performance Unit Agreement under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.96	February 25, 2016

10.96	Form of Restricted Stock Unit Agreement (Ratable Period of Restriction Ends in Thirds; Code Section 162(m) Goals) under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.97	February 25, 2016

10.97	Form of Restricted Stock Unit Agreement (Three-Year “Cliff” Period of Restriction; No Code Section 162(m) Goals), effective January 1, 2016.*	10-K	001-15787	10.98	February 25, 2016

10.98	Form of Restricted Unit Agreement (Ratable Period of Restriction Ends in Thirds; Code Section 162(m) Goals), effective January 1, 2016.*	10-K	001-15787	10.99	February 25, 2016

10.99	Form of Restricted Unit Agreement (Three-Year “Cliff” Period of Restriction; No Code Section 162(m) Goals), effective January 1, 2016.*	10-K	001-15787	10.100	February 25, 2016

10.100	Form of Stock Option Agreement (Ratable Exercisability in Thirds), effective January 1, 2016.*	10-K	001-15787	10.101	February 25, 2016

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

10.101	Form of Stock Option Agreement (Three-Year “Cliff” Exercisability), effective January 1, 2016.*	10-K	001-15787	10.102	February 25, 2016

10.102	Form of Unit Option Agreement (Ratable Exercisability in Thirds), effective January 1, 2016.*	10-K	001-15787	10.103	February 25, 2016

10.103	Form of Unit Option Agreement (Three-Year “Cliff” Exercisability), effective January 1, 2016.*	10-K	001-15787	10.104	February 25, 2016

10.104	Award Agreement Supplement, effective January 1, 2016.*	10-K	001-15787	10.105	February 25, 2016

10.105	MetLife Individual Distribution Sales Deferred Compensation Plan, effective January 1, 2010.*	S-8	333-198143	4.1	August 14, 2014

10.106	Amendment Number One to the MetLife Individual Distribution Sales Deferred Compensation Plan, effective January 1, 2010.*	S-8	333-198143	4.2	August 14, 2014

10.107	Amendment Number Two to the MetLife Individual Distribution Sales Deferred Compensation Plan, effective January 1, 2010.*	S-8	333-198143	4.3	August 14, 2014

10.108	Amendment Number Three to the MetLife Individual Distribution Sales Deferred Compensation Plan, effective January 1, 2013.*	S-8	333-198143	4.4	August 14, 2014

10.109	Amendment Number Four to the MetLife Individual Distribution Sales Deferred Compensation Plan, effective January 1, 2014.*	S-8	333-198143	4.5	August 14, 2014

10.110	Amendment Number Five to the MetLife Individual Distribution Sales Deferred Compensation Plan, effective June 1, 2014.*	S-8	333-198143	4.6	August 14, 2014

10.111	Purchase Agreement by and among MetLife, Inc. and Massachusetts Mutual Life Insurance Company, dated as of February 28, 2016.	10-Q	001-15787	10.1	May 6, 2016

10.112	Sign-on Payments Letter, dated May 24, 2017, effective July 10, 2017, between MetLife Group, Inc. and Susan Podlogar.*	10-Q	001-15787	10.1	November 6, 2017

10.113	Sign-on Payments Letter, dated June 14, 2017, effective September 11, 2017, between MetLife Group, Inc. and Ramy Tadros.*	10-Q	001-15787	10.2	November 6, 2017

10.114	Letter of Understanding, dated June 15, 2017, effective July 1, 2017, with Michel Khalaf.*	10-Q	001-15787	10.3	November 6, 2017

10.115	MetLife Deferred Compensation Plan For Globally Mobile Employees, effective July 31, 2014, for which Michel Khalaf became eligible July 1, 2017.*	10-Q	001-15787	10.4	November 6, 2017

10.116	MetLife, Inc. and Metropolitan Life Insurance Company Compensation Committee and Board of Directors Resolutions of June 13, 2017 approving Michel Khalaf’s eligibility to participate in the MetLife Deferred Compensation Plan For Globally Mobile Employees.*	10-Q	001-15787	10.5	November 6, 2017

10.117	Amendment Number Four to the Alico Overseas Pension Plan, dated June 19, 2017, effective July 1, 2017.*	10-Q	001-15787	10.6	November 6, 2017

10.118	Form of Agreement to Protect Corporate Property executed by Susan Podlogar, effective July 10, 2017, and executed by Ramy Tadros, effective September 11, 2017.*	10-Q	001-15787	10.1	August 5, 2016

10.119	Form of Agreement to Protect Corporate Property executed by Michel Khalaf, effective April 9, 2012.*	10-Q	001-15787	10.15	February 25, 2016

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

10.120	Tax Separation Agreement, dated as of July 27, 2017, by and among MetLife, Inc. and its affiliates and Brighthouse Financial, Inc. and its affiliates.	8-K	001-15787	10.1	August 7, 2017

10.121	MetLife Performance-Based Compensation Recoupment Policy (effective as amended and restated November 1, 2017).*	8-K	001-15787	10.1	November 6, 2017

10.122	Letter Agreement entered December 15, 2017 between MetLife, Inc. and Christopher Townsend.*	8-K	001-15787	10.1	November 21, 2017

10.123	Separation Agreement, Waiver, And General Release, effective October 4, 2017, between MetLife Group, Inc. and Maria Morris*					X

10.124	Form of Performance Share Agreement, effective February 27, 2018.*	8-K	001-15787	10.1	February 20, 2018

10.125	Form of Performance Unit Agreement, effective February 27, 2018.*	8-K	001-15787	10.2	February 20, 2018

10.126	Form of Restricted Stock Unit Agreement (Ratable Period of Restriction Ends in Thirds), effective February 27, 2018.*	8-K	001-15787	10.3	February 20, 2018

10.127	Form of Restricted Stock Unit Agreement (Three-Year “Cliff” Period of Restriction), effective February 27, 2018.*	8-K	001-15787	10.4	February 20, 2018

10.128	Form of Restricted Unit Agreement (Ratable Period of Restriction Ends in Thirds), effective February 27, 2018.*	8-K	001-15787	10.5	February 20, 2018

10.129	Form of Restricted Unit Agreement (Three-Year “Cliff” Period of Restriction), effective February 27, 2018.*	8-K	001-15787	10.6	February 20, 2018

10.130	Award Agreement Supplement, effective February 27, 2018.*	8-K	001-15787	10.7	February 20, 2018

12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges					X

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of Deloitte & Touche LLP.					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
__________
* Indicates management contracts or compensatory plans or arrangements.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 1, 2018

METLIFE, INC.

By	/s/ Steven A. Kandarian
Name: Steven A. Kandarian
Title: Chairman of the Board, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cheryl W. Grisé	Director	March 1, 2018
Cheryl W. Grisé

/s/ Carlos M. Gutierrez	Director	March 1, 2018
Carlos M. Gutierrez

Director
Gerald L. Hassell

/s/ David L. Herzog	Director	March 1, 2018
David L. Herzog

/s/ R. Glenn Hubbard	Director	March 1, 2018
R. Glenn Hubbard

/s/ Alfred F. Kelly, Jr.	Director	March 1, 2018
Alfred F. Kelly, Jr.

/s/ Edward J. Kelly, III	Director	March 1, 2018
Edward J. Kelly, III

/s/ William E. Kennard	Director	March 1, 2018
William E. Kennard

/s/ James M. Kilts	Director	March 1, 2018
James M. Kilts

/s/ Catherine R. Kinney	Director	March 1, 2018
Catherine R. Kinney

/s/ Denise M. Morrison	Director	March 1, 2018
Denise M. Morrison

Signature	Title	Date

/s/ Steven A. Kandarian	Chairman of the Board, President and	March 1, 2018
Steven A. Kandarian	Chief Executive Officer (Principal Executive Officer)

/s/ John C. R. Hele	Executive Vice President and	March 1, 2018
John C. R. Hele	Chief Financial Officer (Principal Financial Officer)

/s/ William O’Donnell	Executive Vice President and	March 1, 2018
William O’Donnell	Chief Accounting Officer (Principal Accounting Officer)