Form 10-Q
period 2018-03-31
METLIFE INC
filed 2018-05-08
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☑
At April 30, 2018, 1,016,530,764 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

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
Note Regarding Reliance on Statements in Our Contracts
See “Exhibits — Note Regarding Reliance on Statements in Our Contracts” for information regarding agreements included as exhibits to this Quarterly Report on Form 10-Q.

Part I — Financial Information
Item 1. Financial Statements
MetLife, Inc.
Interim Condensed Consolidated Balance Sheets
March 31, 2018 (Unaudited) and December 31, 2017
(In millions, except share and per share data)

	March 31, 2018	December 31, 2017
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $287,099 and $286,069, respectively)	$304,711	$308,931
Equity securities, at estimated fair value	1,544	2,513
Contractholder-directed equity securities and fair value option securities, at estimated fair value (includes $6 and $6, respectively, relating to variable interest entities)	16,444	16,745
Mortgage loans (net of valuation allowances of $327 and $314, respectively; includes $438 and $520, respectively, under the fair value option)	71,055	68,731
Policy loans	9,744	9,669
Real estate and real estate joint ventures (includes $699 and $25, respectively, of real estate held-for-sale)	9,862	9,637
Other limited partnership interests	5,876	5,708
Short-term investments, principally at estimated fair value	5,121	4,870
Other invested assets (includes $123 and $125, respectively, relating to variable interest entities)	17,486	17,263
Total investments	441,843	444,067
Cash and cash equivalents, principally at estimated fair value (includes $7 and $12, respectively, relating to variable interest entities)	13,927	12,701
Accrued investment income	3,638	3,524
Premiums, reinsurance and other receivables (includes $2 and $3, respectively, relating to variable interest entities)	19,368	18,423
Deferred policy acquisition costs and value of business acquired	19,330	18,419
Goodwill	9,733	9,590
Other assets (includes $3 and $2, respectively, relating to variable interest entities)	8,387	8,167
Separate account assets	196,358	205,001
Total assets	$712,584	$719,892
Liabilities and Equity
Liabilities
Future policy benefits	$180,348	$177,974
Policyholder account balances	184,289	182,518
Other policy-related balances	16,023	15,515
Policyholder dividends payable	672	682
Policyholder dividend obligation	1,277	2,121
Payables for collateral under securities loaned and other transactions	26,151	25,723
Short-term debt	526	477
Long-term debt (includes $5 and $6, respectively, at estimated fair value, relating to variable interest entities)	15,707	15,686
Collateral financing arrangement	1,108	1,121
Junior subordinated debt securities	3,145	3,144
Current income tax payable	155	311
Deferred income tax liability	6,304	6,767
Other liabilities (includes $2 and $3, respectively, relating to variable interest entities)	24,013	23,982
Separate account liabilities	196,358	205,001
Total liabilities	656,076	661,022
Contingencies, Commitments and Guarantees (Note 14)
Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $2,600 and $2,100 aggregate liquidation preference, respectively	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,170,644,215 and 1,168,710,101 shares issued, respectively; 1,024,117,183 and 1,043,588,396 shares outstanding, respectively	12	12
Additional paid-in capital	31,653	31,111
Retained earnings	26,453	26,527
Treasury stock, at cost; 146,527,032 and 125,121,705 shares, respectively	(7,442)	(6,401)
Accumulated other comprehensive income (loss)	5,634	7,427
Total MetLife, Inc.’s stockholders’ equity	56,310	58,676
Noncontrolling interests	198	194
Total equity	56,508	58,870
Total liabilities and equity	$712,584	$719,892
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2018 and 2017 (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenues
Premiums	$9,178	$8,965
Universal life and investment-type product policy fees	1,392	1,360
Net investment income	3,745	4,421
Other revenues	474	342
Net investment gains (losses)	(333)	88
Net derivative gains (losses)	349	(212)
Total revenues	14,805	14,964
Expenses
Policyholder benefits and claims	8,718	8,863
Interest credited to policyholder account balances	769	1,451
Policyholder dividends	297	310
Other expenses	3,365	3,268
Total expenses	13,149	13,892
Income (loss) from continuing operations before provision for income tax	1,656	1,072
Provision for income tax expense (benefit)	399	120
Income (loss) from continuing operations, net of income tax	1,257	952
Income (loss) from discontinued operations, net of income tax	—	(76)
Net income (loss)	1,257	876
Less: Net income (loss) attributable to noncontrolling interests	4	3
Net income (loss) attributable to MetLife, Inc.	1,253	873
Less: Preferred stock dividends	6	6
Net income (loss) available to MetLife, Inc.’s common shareholders	$1,247	$867
Comprehensive income (loss)	$(1,448)	$1,907
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	4	4
Comprehensive income (loss) attributable to MetLife, Inc.	$(1,452)	$1,903

Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders:
Basic	$1.20	$0.87
Diluted	$1.19	$0.86
Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$1.20	$0.80
Diluted	$1.19	$0.79
Cash dividends declared per common share	$0.400	$0.400
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Equity
For the Three Months Ended March 31, 2018 and 2017 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$—	$12	$31,111	$26,527	$(6,401)	$7,427	$58,676	$194	$58,870
Cumulative effects of changes in accounting principles, net of income tax (Note 1)	—	—	—	(905)	—	912	7	—	7
Balance at January 1, 2018	—	12	31,111	25,622	(6,401)	8,339	58,683	194	58,877
Preferred stock issuance	—		494				494		494
Treasury stock acquired in connection with share repurchases					(1,041)		(1,041)		(1,041)
Stock-based compensation			48				48		48
Dividends on preferred stock				(6)			(6)		(6)
Dividends on common stock				(416)			(416)		(416)
Change in equity of noncontrolling interests							—	—	—
Net income (loss)				1,253			1,253	4	1,257
Other comprehensive income (loss), net of income tax						(2,705)	(2,705)	—	(2,705)
Balance at March 31, 2018	$—	$12	$31,653	$26,453	$(7,442)	$5,634	$56,310	$198	$56,508

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016, as previously reported	$—	$12	$30,944	$34,480	$(3,474)	$5,347	$67,309	$171	$67,480
Prior period revisions (Note 1)	—	—	—	203	—	19	222	—	222
Balance at December 31, 2016	—	12	30,944	34,683	(3,474)	5,366	67,531	171	67,702
Treasury stock acquired in connection with share repurchases					(858)		(858)		(858)
Stock-based compensation			46				46		46
Dividends on preferred stock				(6)			(6)		(6)
Dividends on common stock				(437)			(437)		(437)
Change in equity of noncontrolling interests							—	4	4
Net income (loss)				873			873	3	876
Other comprehensive income (loss), net of income tax						1,030	1,030	1	1,031
Balance at March 31, 2017	$—	$12	$30,990	$35,113	$(4,332)	$6,396	$68,179	$179	$68,358
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used in) operating activities	$1,296	$2,098
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	26,053	23,086
Equity securities	187	188
Mortgage loans	2,076	1,776
Real estate and real estate joint ventures	128	39
Other limited partnership interests	139	461
Purchases of:
Fixed maturity securities	(24,220)	(22,484)
Equity securities	(51)	(299)
Mortgage loans	(4,024)	(3,430)
Real estate and real estate joint ventures	(242)	(341)
Other limited partnership interests	(260)	(362)
Cash received in connection with freestanding derivatives	1,974	2,515
Cash paid in connection with freestanding derivatives	(2,192)	(3,372)
Net change in policy loans	(25)	(20)
Net change in short-term investments	(160)	(1,892)
Net change in other invested assets	46	(43)
Other, net	86	(98)
Net cash provided by (used in) investing activities	(485)	(4,276)
Cash flows from financing activities
Policyholder account balances:
Deposits	24,861	21,271
Withdrawals	(24,447)	(19,100)
Net change in payables for collateral under securities loaned and other transactions	667	391
Long-term debt issued	14	—
Long-term debt repaid	(32)	(4)
Collateral financing arrangements repaid	(13)	(12)
Financing element on certain derivative instruments and other derivative related transactions, net	37	188
Treasury stock acquired in connection with share repurchases	(1,041)	(858)
Preferred stock issued, net of issuance costs	494	—
Dividends on preferred stock	(6)	(6)
Dividends on common stock	(416)	(437)
Other, net	100	66
Net cash provided by (used in) financing activities	218	1,499
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	197	213
Change in cash and cash equivalents	1,226	(466)
Cash and cash equivalents, beginning of period	12,701	17,877
Cash and cash equivalents, end of period	$13,927	$17,411
Cash and cash equivalents, of disposed subsidiary, beginning of period	$—	$5,226
Cash and cash equivalents, of disposed subsidiary, end of period	$—	$5,810
Cash and cash equivalents, from continuing operations, beginning of period	$12,701	$12,651
Cash and cash equivalents, from continuing operations, end of period	$13,927	$11,601

Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$243	$255
Income tax	$146	$109

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
The Company uses the equity method of accounting for equity securities when it has significant influence or at least 20% interest and for real estate joint ventures and other limited partnership interests (“investees”) when it has more than a minor ownership interest or more than a minor influence over the investee’s operations. The Company generally recognizes its share of the investee’s earnings on a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period. Subsequent to the adoption of guidance relating to the recognition and measurement of financial instruments on January 1, 2018, the Company accounts for interests in unconsolidated entities that are not accounted for under the equity method, at estimated fair value. Such investments were previously accounted for under the cost method of accounting. See “— Adoption of New Accounting Pronouncements.”
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
On August 4, 2017, MetLife, Inc. completed the separation of Brighthouse Financial, Inc. and its subsidiaries (“Brighthouse”) through a distribution of 96,776,670 shares of Brighthouse Financial, Inc. common stock to the MetLife, Inc. common shareholders (the “Separation”). The results of Brighthouse are reflected in MetLife, Inc.’s interim condensed consolidated financial statements as discontinued operations and, therefore, are presented as income (loss) from discontinued operations on the consolidated statements of operations and comprehensive income (loss). Prior period results have been revised to reflect discontinued operations. Intercompany transactions between the Company and Brighthouse prior to the Separation have been eliminated. Transactions between the Company and Brighthouse after the Separation are reflected in continuing operations for the Company. See Note 3 for information on discontinued operations and transactions with Brighthouse.
Reclassifications
Certain amounts in the prior year periods’ interim condensed consolidated financial statements and related footnotes thereto have been reclassified to conform to the 2018 presentation as discussed throughout the Notes to the Interim Condensed Consolidated Financial Statements.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Revisions
As discussed in Note 1 of the Notes to the Consolidated Financial Statements included in MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”), the Company made adjustments for group annuity reserves and assumed variable annuity guarantee reserves for which amounts previously reported have been immaterially restated. In addition, the Company has corrected other unrelated immaterial errors which were previously recorded in the periods the Company identified them.
A summary of the revisions to prior period net income (loss) available to MetLife, Inc.’s common shareholders is shown in the table below:

Three Months Ended March 31,
2017
(In millions)

Assumed variable annuity guarantee reserves	$14
Group annuity reserves	(9)
Other revisions to continuing operations, net	63
Impact to income (loss) from continuing operations before provision for income tax	68
Provision for income tax expense (benefit)	24
Impact to income (loss) from continuing operations, net of income tax	44
Other revisions to discontinued operations, net of income tax	3
Impact to net income (loss) available to MetLife, Inc.’s common shareholders	$47

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

The impact of the revisions is shown in the tables below:

	Three Months Ended March 31,
	2017
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	As Previously Reported	Discontinued Operations (1)	Revisions	As Revised
	(In millions, except per share data)
Revenues
Other net investment gains (losses)	$8	$55	$25	$88
Net investment gains (losses)	$8	$55	$25	$88
Net derivatives gains (losses)	$(926)	$700	$14	$(212)
Total revenues	$16,269	$(1,344)	$39	$14,964
Expenses
Policyholder benefits and claims	$9,859	$(1,002)	$6	$8,863
Other expenses	$3,564	$(261)	$(35)	$3,268
Total expenses	$15,452	$(1,531)	$(29)	$13,892
Income (loss) from continuing operations before provision for income tax	$817	$187	$68	$1,072
Provision for income tax expense (benefit)	$(12)	$108	$24	$120
Income (loss) from continuing operations, net of income tax	$829	$79	$44	$952
Income (loss) from discontinued operations, net of income tax	$—	$(79)	$3	$(76)
Net income (loss)	$829	$—	$47	$876
Net income (loss) attributable to MetLife, Inc.	$826	$—	$47	$873
Net income (loss) available to MetLife, Inc.’s common shareholders	$820	$—	$47	$867
Comprehensive income (loss)	$1,879	$—	$28	$1,907
Comprehensive income (loss) attributable to MetLife, Inc.	$1,875	$—	$28	$1,903
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders:
Basic	$0.75	$0.07	$0.05	$0.87
Diluted	$0.75	$0.07	$0.04	$0.86
Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$0.75	$—	$0.05	$0.80
Diluted	$0.75	$—	$0.04	$0.79
__________________

(1)
See Note 3 for additional information on discontinued operations. Revisions include $5 million and $2 million of net investment gains (losses) and provision for income tax expense (benefit), respectively, related to discontinued operations.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Interim Condensed Consolidated Statements of Equity	As Previously Reported	Revisions	As Revised
	(In millions)
Retained Earnings
Balance at December 31, 2016	$34,480	$203	$34,683
Net income (loss)	$826	$47	$873
Balance at March 31, 2017	$34,863	$250	$35,113
Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2016	$5,347	$19	$5,366
Other comprehensive income (loss), net of income tax	$1,049	$(19)	$1,030
Balance at March 31, 2017	$6,396	$—	$6,396
Total MetLife, Inc.’s Stockholders’ Equity
Balance at December 31, 2016	$67,309	$222	$67,531
Balance at March 31, 2017	$67,929	$250	$68,179
Total Equity
Balance at December 31, 2016	$67,480	$222	$67,702
Balance at March 31, 2017	$68,108	$250	$68,358
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2017 consolidated balance sheet data was derived from audited consolidated financial statements included in the 2017 Annual Report, which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2017 Annual Report.
Adoption of New Accounting Pronouncements
Effective January 1, 2018, the Company early adopted guidance relating to income taxes. The new guidance was applied in the period of adoption. Current GAAP guidance requires that the effect of a change in tax laws or rates on deferred tax liabilities or assets to be included in income from continuing operations in the reporting period that includes the enactment date, even if the related income tax effects were originally charged or credited directly to accumulated other comprehensive income (“AOCI”). The Company’s accounting policy for the release of stranded tax effects in AOCI is on an aggregate portfolio basis. The new guidance allows a reclassification of AOCI to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”). Due to U.S. Tax Reform and the change in corporate tax rates, at December 22, 2017, the Company reported stranded tax effects in AOCI related to unrealized gains and losses on available-for-sale (“AFS”) securities, cumulative foreign translation adjustments and deferred costs on pension benefit plans. With the adoption of the guidance, the Company released these stranded tax effects in AOCI resulting in a decrease to retained earnings as of January 1, 2018 of $1.2 billion with a corresponding increase to AOCI.
Effective January 1, 2018, the Company prospectively adopted guidance relating to stock compensation. The new guidance includes guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Accounting Standards Codification (“ASC”) Topic 718, Compensation - Stock Compensation. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.
Effective January 1, 2018 the Company retrospectively adopted guidance on the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance requires that an employer that offers to its employees defined benefit pension or other postretirement benefit plans report the service cost component in the same line item or items as other compensation costs. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item is not used, the line item used in the income statement to present the other components of net periodic benefit cost must be disclosed. In addition, the guidance allows only the service cost component to be eligible for capitalization when applicable. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Effective January 1, 2018, the Company adopted, using a modified retrospective approach, guidance relating to de-recognition of nonfinancial assets. The new guidance clarifies the scope and accounting of a financial asset that meets the definition of an “in-substance nonfinancial asset” and defines the term, “in-substance nonfinancial asset.” The new guidance also adds guidance for partial sales of nonfinancial assets. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.
Effective January 1, 2018, the Company retrospectively adopted guidance relating to restricted cash. The new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, the new guidance requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance does not provide a definition of restricted cash or restricted cash equivalents. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.
Effective January 1, 2018, the Company adopted, using a modified retrospective approach, guidance relating to tax accounting for intra-entity transfers of assets. Prior guidance prohibited the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.
Effective January 1, 2018, the Company retrospectively adopted guidance relating to cash flow statement presentation. The new guidance addresses diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.
Effective January 1, 2018, the Company adopted, using a modified retrospective approach, guidance relating to recognition and measurement of financial instruments. The guidance changes the current accounting guidance related to (i) the classification and measurement of certain equity investments, (ii) the presentation of changes in the fair value of financial liabilities measured under the fair value option (“FVO”) that are due to instrument-specific credit risk, and (iii) certain disclosures associated with the fair value of financial instruments. Effective January 1, 2018, there will no longer be a requirement to assess equity securities for impairment since such securities will be measured at fair value through net income. Additionally, there will no longer be a requirement to assess equity securities for embedded derivatives requiring bifurcation. The adoption of this guidance resulted in a $328 million, net of income tax, increase to retained earnings largely offset by a decrease to AOCI that was primarily attributable to $1.7 billion of equity securities previously classified and measured as equity securities AFS. At December 31, 2017, equity securities of $16.0 billion primarily associated with contractholder-directed investments are accounted for using the FVO and therefore were unaffected by the new guidance. The Company has included the required disclosures related to equity securities held at March 31, 2018 within Note 6.
Effective January 1, 2018, the Company adopted, using a modified retrospective approach, guidance relating to revenue recognition. The new guidance supersedes nearly all existing revenue recognition guidance under U.S. GAAP. However, it does not impact the accounting for insurance and investment contracts within the scope of ASC Topic 944, Financial Services - Insurance, leases, financial instruments and certain guarantees. For those contracts that are impacted, the new guidance requires an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, in exchange for those goods or services. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.
For the three months ended March 31, 2018, the Company identified $322 million of revenue streams within the scope of the guidance that are all included within other revenues on the interim condensed consolidated statements of operations and comprehensive income (loss). Such amount primarily consists of prepaid legal plans and administrative-only contracts within the U.S. segment of $129 million, distribution and administrative services fees within the MetLife Holdings segment of $58 million and fee-based investment management services within Corporate & Other of $71 million.
Substantially all of the revenue from these services is recognized over time as the applicable services are provided or are made available to the customers and control is transferred continuously. The consideration received for these services is variable and constrained to the amount not probable of a significant revenue reversal.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Other
Effective January 16, 2018, the London Clearing House (“LCH”) amended its rulebook, resulting in the characterization of variation margin transfers as settlement payments, as opposed to adjustments to collateral. These amendments impacted the accounting treatment of the Company’s centrally cleared derivatives, for which the LCH serves as the central clearing party. As of the effective date, the application of the amended rulebook reduced gross derivative assets by $369 million, gross derivative liabilities by $203 million, accrued investment income by $14 million, collateral receivables recorded within premiums, reinsurance and other receivables by $184 million, and collateral payables recorded within payables for collateral under securities loaned and other transactions by $365 million. The application of the amended rulebook increased accrued investment expense recorded within other liabilities by $1 million.
Future Adoption of New Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board (“FASB”) issued new guidance on hedging activities (Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities). The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years and should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings. Early adoption is permitted. The new guidance simplifies the application of hedge accounting in certain situations and amends the hedge accounting model to enable entities to better portray the economics of their risk management activities in their financial statements. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
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
In January 2017, the FASB issued new guidance on goodwill impairment (ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment). The new guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The new guidance simplifies the current two-step goodwill impairment test by eliminating Step 2 of the test. See Note 11 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report for a description of the two-step test. The new guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. The Company expects the adoption of this new guidance will reduce the complexity involved with the evaluation of goodwill for impairment. The impact of the new guidance will depend on the outcomes of future goodwill impairment tests.
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

•
The Retirement and Income Solutions business offers a broad range of annuity and investment products, including stable value and pension risk transfer products, institutional income annuities, tort settlements, capital market investment products, as well as postretirement benefits and company-, bank- or trust-owned life insurance.

•
The Property & Casualty business offers personal and commercial lines of property and casualty insurance, including private passenger automobile, homeowners’ and personal excess liability insurance. In addition, Property & Casualty offers small business owners property, liability and business interruption insurance.

Asia
The Asia segment offers a broad range of products to both individuals and corporations, as well as other institutions and their respective employees, which include whole and term life, endowments, universal and variable life, accident & health insurance and fixed and variable annuities.
Latin America
The Latin America segment offers a broad range of products to both individuals and corporations, as well as other institutions and their respective employees, which include life insurance, retirement and savings products, accident & health insurance and credit insurance.
EMEA
The EMEA segment offers a broad range of products to both individuals and corporations, as well as other institutions and their respective employees, which include life insurance, accident & health insurance, retirement and savings products and credit insurance.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Corporate & Other
Corporate & Other contains the excess capital, as well as certain charges and activities, not allocated to the segments, including external integration and disposition costs, internal resource costs for associates committed to acquisitions and dispositions, enterprise-wide strategic initiative restructuring charges and various start-up businesses (including the investment management business through which the Company offers fee-based investment management services to institutional clients). Additionally, Corporate & Other includes run-off businesses such as the direct to consumer portion of the U.S. Direct business. Corporate & Other also includes interest expense related to the majority of the Company’s outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. In addition, Corporate & Other includes the elimination of intersegment amounts, which generally relate to affiliated reinsurance and intersegment loans, which bear interest rates commensurate with related borrowings.
Financial Measures and Segment Accounting Policies
Adjusted earnings is used by management to evaluate performance and allocate resources. Consistent with GAAP guidance for segment reporting, adjusted earnings is also the Company’s GAAP measure of segment performance and is reported below. Adjusted earnings should not be viewed as a substitute for income (loss) from continuing operations, net of income tax. The Company believes the presentation of adjusted earnings, as the Company measures it for management purposes, enhances the understanding of its performance by highlighting the results of operations and the underlying profitability drivers of the business.
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

•
Net investment income: (i) includes earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment, (ii) excludes post-tax adjusted earnings adjustments relating to insurance joint ventures accounted for under the equity method, (iii) excludes certain amounts related to contractholder-directed unit-linked investments, (iv) excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP and (v) includes distributions of profits from certain other limited partnerships that were previously accounted for under the cost method, but are now accounted for at estimated fair value, where the change in fair value is recognized in net investment gains (losses) for GAAP; and

•	Other revenues are adjusted for settlements of foreign currency earnings hedges and excludes fees received in association with services provided under transition service agreements (“TSA fees”).

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

The following additional adjustments are made to expenses, in the line items indicated, in calculating adjusted expenses:

•
Policyholder benefits and claims and policyholder dividends excludes: (i) changes in the policyholder dividend obligation related to net investment gains (losses) and net derivative gains (losses), (ii) inflation-indexed benefit adjustments associated with contracts backed by inflation-indexed investments and amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and other pass-through adjustments, (iii) benefits and hedging costs related to GMIBs (“GMIB Costs”) and (iv) market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”);

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

•
Other expenses excludes costs related to: (i) noncontrolling interests, (ii) implementation of new insurance regulatory requirements and (iii) acquisition, integration and other costs. Other expenses includes TSA fees.

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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months ended March 31, 2018 and 2017. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended March 31, 2018	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,217	$1,748	$699	$551	$950	$13	$9,178	$—	$9,178
Universal life and investment-type product policy fees	258	394	282	112	314	—	1,360	32	1,392
Net investment income	1,662	795	276	75	1,352	59	4,219	(474)	3,745
Other revenues	204	15	8	16	67	81	391	83	474
Net investment gains (losses)	—	—	—	—	—	—	—	(333)	(333)
Net derivative gains (losses)	—	—	—	—	—	—	—	349	349
Total revenues	7,341	2,952	1,265	754	2,683	153	15,148	(343)	14,805
Expenses
Policyholder benefits and claims and policyholder dividends	5,138	1,343	646	294	1,550	(3)	8,968	47	9,015
Interest credited to policyholder account balances	407	351	98	25	236	—	1,117	(348)	769
Capitalization of DAC	(106)	(465)	(94)	(118)	(10)	(2)	(795)	(1)	(796)
Amortization of DAC and VOBA	115	314	60	106	100	2	697	(4)	693
Amortization of negative VOBA	—	(15)	—	(6)	—	—	(21)	(1)	(22)
Interest expense on debt	2	—	2	—	2	280	286	—	286
Other expenses	961	952	338	351	276	232	3,110	94	3,204
Total expenses	6,517	2,480	1,050	652	2,154	509	13,362	(213)	13,149
Provision for income tax expense (benefit)	171	145	75	21	104	(159)	357	42	399
Adjusted earnings	$653	$327	$140	$81	$425	$(197)	1,429
Adjustments to:
Total revenues							(343)
Total expenses							213
Provision for income tax (expense) benefit							(42)
Income (loss) from continuing operations, net of income tax							$1,257		$1,257

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended March 31, 2017	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,185	$1,708	$647	$502	$1,059	$38	$9,139	$(174)	$8,965
Universal life and investment-type product policy fees	265	366	260	95	362	—	1,348	12	1,360
Net investment income	1,612	702	303	74	1,441	40	4,172	249	4,421
Other revenues	204	10	9	17	96	59	395	(53)	342
Net investment gains (losses)	—	—	—	—	—	—	—	88	88
Net derivative gains (losses)	—	—	—	—	—	—	—	(212)	(212)
Total revenues	7,266	2,786	1,219	688	2,958	137	15,054	(90)	14,964
Expenses
Policyholder benefits and claims and policyholder dividends	5,244	1,315	633	269	1,733	25	9,219	(46)	9,173
Interest credited to policyholder account balances	351	321	82	24	257	1	1,036	415	1,451
Capitalization of DAC	(100)	(420)	(82)	(92)	(34)	(1)	(729)	16	(713)
Amortization of DAC and VOBA	114	291	78	87	74	1	645	18	663
Amortization of negative VOBA	—	(37)	—	(3)	—	—	(40)	(3)	(43)
Interest expense on debt	2	—	1	—	15	277	295	(12)	283
Other expenses	909	875	326	316	340	175	2,941	137	3,078
Total expenses	6,520	2,345	1,038	601	2,385	478	13,367	525	13,892
Provision for income tax expense (benefit)	249	146	38	12	186	(271)	360	(240)	120
Adjusted earnings	$497	$295	$143	$75	$387	$(70)	1,327
Adjustments to:
Total revenues							(90)
Total expenses							(525)
Provision for income tax (expense) benefit							240
Income (loss) from continuing operations, net of income tax							$952		$952

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	March 31, 2018	December 31, 2017
	(In millions)
U.S.	$251,496	$255,428
Asia	143,458	136,928
Latin America	78,638	79,670
EMEA	30,546	30,500
MetLife Holdings	175,817	183,160
Corporate & Other	32,629	34,206
Total	$712,584	$719,892

3. Dispositions
2018 Disposition
On February 20, 2018, the Company completed the sale of MetLife Afore, S.A. de C.V., its pension fund management business in Mexico. See Note 3 of the Notes to the Consolidated Financial Statement included in the 2017 Annual Report for further information.
2017 Separation of Brighthouse
On August 4, 2017, MetLife, Inc. completed the separation of Brighthouse. MetLife, Inc. retained the remaining ownership interest of 22,996,436 shares, or 19.2%, of Brighthouse Financial, Inc. common stock and recognized its investment in Brighthouse Financial, Inc. common stock based on the NASDAQ reported market price. The Company elected to record the investment under the FVO as an observable measure of estimated fair value that is aligned with the Company’s intent to divest of the retained shares as soon as practicable. Subsequent changes in estimated fair value of the investment are recorded to net investment gains (losses). The estimated fair value of the Brighthouse Financial, Inc. common stock held by the Company (“FVO Brighthouse Common Stock”) at March 31, 2018 and December 31, 2017 was $1.2 billion and $1.3 billion, respectively, reported within contractholder-directed equity securities and fair value option securities. In the first quarter of 2018, the Company recorded a $168 million mark-to-market loss on its retained investment in Brighthouse Financial, Inc. to net investment gains (losses).
The Company incurred pre-tax Separation-related transaction costs of $77 million for the three months ended March 31, 2017, primarily related to third party staffing costs. Separation-related transaction costs are recorded in other expenses and reported within continuing operations.
See Note 3 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report for further information regarding the Separation, including Separation-related agreements and ongoing transactions with Brighthouse.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Dispositions (continued)

Agreements
Tax Agreements
Immediately prior to the Separation, MetLife entered into tax agreements with Brighthouse.
In accordance with the tax separation agreement, at both March 31, 2018 and December 31, 2017, the Company’s current income tax receivable and corresponding payable to Brighthouse, reported in other liabilities, were $726 million.
As part of the tax receivable agreement, MetLife Inc. has the right to receive future payments from Brighthouse for a tax asset that Brighthouse received as a result of restructuring prior to the Separation. Included in other assets at both March 31, 2018 and December 31, 2017, is a receivable from Brighthouse of $333 million related to these future payments.
Ongoing Transactions with Brighthouse
The Company considered all of its continuing involvement with Brighthouse in determining whether to deconsolidate and present Brighthouse results as discontinued operations, including the agreements entered into between MetLife and Brighthouse and the ongoing transactions described below.
The Company entered into reinsurance, committed facility, structured settlement, and contract administrative services transactions with Brighthouse in the normal course of business and such transactions will continue based upon business needs. In addition, prior to and in connection with the Separation, the Company entered into various other agreements with Brighthouse for services necessary for both the Company and Brighthouse to conduct their activities. Intercompany transactions prior to the Separation between the Company and Brighthouse are eliminated and excluded from the interim condensed consolidated statements of operations and comprehensive income (loss). Transactions between the Company and Brighthouse that continue after the Separation are included on the Company’s interim condensed consolidated statements of operations and comprehensive income (loss) and interim condensed consolidated balance sheets.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Dispositions (continued)

Reinsurance
The Company entered into reinsurance transactions with Brighthouse in the normal course of business and such transactions will continue based upon business needs. Information regarding the significant effects of reinsurance transactions with Brighthouse was as follows:

	Included on Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	Excluded from Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
	Three Months Ended March 31,
	2018	2017
	(In millions)
Premiums
Reinsurance assumed	$96	$97
Reinsurance ceded	(3)	(3)
Net premiums	$93	$94
Universal life and investment-type product policy fees
Reinsurance assumed	$1	$(4)
Reinsurance ceded	(24)	(24)
Net universal life and investment-type product policy fees	$(23)	$(28)
Policyholder benefits and claims
Reinsurance assumed	$78	$75
Reinsurance ceded	(10)	(6)
Net policyholder benefits and claims	$68	$69
Interest credited to policyholder account balances
Reinsurance assumed	$4	$4
Reinsurance ceded	(18)	(18)
Net interest credited to policyholder account balances	$(14)	$(14)
Other expenses
Reinsurance assumed	$34	$(30)
Reinsurance ceded	(14)	(21)
Net other expenses	$20	$(51)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Dispositions (continued)

Information regarding the significant effects of reinsurance transactions with Brighthouse included on the interim condensed consolidated balance sheets was as follows at:

	March 31, 2018		December 31, 2017
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$154	$1,802	$167	$1,793
Deferred policy acquisition costs and value of business acquired	390	(40)	384	(40)
Total assets	$544	$1,762	$551	$1,753
Liabilities
Future policy benefits	$1,788	$—	$1,734	$—
Other policy-related balances	116	25	119	28
Other liabilities	1,447	25	1,458	19
Total liabilities	$3,351	$50	$3,311	$47
Investment Management
In connection with the Separation, the Company entered into investment management services agreements with Brighthouse. During the three months ended March 31, 2018, the Company recognized $29 million in other revenues for services provided under such investment management services agreements. Prior to the Separation, during the three months ended March 31, 2017, the Company charged Brighthouse $25 million, for services provided under the agreements, which were intercompany transactions and eliminated and excluded from the interim condensed consolidated statements of operations and comprehensive income (loss).
Committed Facility
MetLife Reinsurance Company of Vermont and MetLife, Inc. have a $2.9 billion committed facility which is used as collateral for certain affiliated reinsurance liabilities. At March 31, 2018, Brighthouse was a beneficiary of $2.4 billion of letters of credit issued under this committed facility and, in consideration, Brighthouse reimbursed MetLife, Inc. for a portion of the letter of credit fees. Prior to the Separation, the Company entered into the committed facility with Brighthouse in the normal course of business and such transactions will continue based upon business needs.
Transition Services
In connection with the Separation, the Company entered into a transition services agreement with Brighthouse for services necessary for Brighthouse to conduct its activities. During the three months ended March 31, 2018, the Company recognized $79 million as other revenue for transitional services provided under the agreement. Prior to the Separation, during the three months ended March 31, 2017, the Company charged Brighthouse $81 million, for services provided under the agreement, which were intercompany transactions and eliminated and excluded from the interim condensed consolidated statements of operations and comprehensive income (loss).
Other
The Company has existing assumed structured settlement claim obligations as an assignment company for Brighthouse. These liabilities are measured at the present value of the periodic claims to be provided and reported as other policy-related balances. The Company receives a fee for assuming these claim obligations and, as the assignee of the claim, is legally obligated to ensure periodic payments are made to the claimant. The Company purchased annuities from Brighthouse to fund these obligations and designates payments to be made directly to the claimant by Brighthouse as the annuity writer. The aggregate contract values of annuities funding structured settlement claims are recorded as an asset for which the Company has also recorded an unpaid claim obligation reported in other policy-related balances. Such aggregated contract values were $1.3 billion at both March 31, 2018 and December 31, 2017. The Company entered into these transactions with Brighthouse in the normal course of business and such transactions will continue based upon business needs.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Dispositions (continued)

The Company provides services necessary for Brighthouse to conduct its business, which primarily include contract administrative services for certain Brighthouse investment-type products. During the three months ended March 31, 2018, the Company recognized revenue of $32 million for administrative services provided to Brighthouse. Prior to the Separation, during the three months ended March 31, 2017, the Company provided administrative services to Brighthouse for $31 million, which were intercompany transactions and eliminated and excluded from the interim condensed consolidated statements of operations and comprehensive income (loss). The Company entered into these transactions with Brighthouse in the normal course of business and such transactions will continue based upon business needs.
In connection with the Separation, the Company entered into an employee matters agreement with Brighthouse to allocate obligations and responsibilities relating to employee compensation and benefit plans and other related matters. The employee matters agreement provides that MetLife will reimburse Brighthouse for certain pension benefit payments, retiree health and life benefit payments and deferred compensation payments. Included in other liabilities at both March 31, 2018 and December 31, 2017, is a payable to Brighthouse of $186 million related to these future payments.
At March 31, 2018, the Company had a receivable from Brighthouse of $87 million related to services provided and a payable to Brighthouse of $48 million related to services received. At December 31, 2017, the Company had a receivable from Brighthouse of $97 million related to services provided and a payable to Brighthouse of $50 million related to services received.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Dispositions (continued)

Discontinued Operations
The following table presents the amounts related to the operations of Brighthouse that have been reflected in discontinued operations:

Three Months Ended March 31,
2017
(In millions)
Revenues
Premiums	$350
Universal life and investment-type product policy fees	942
Net investment income	775
Other revenues	32
Total net investment gains (losses)	(50)
Net derivative gains (losses)	(700)
Total revenues	1,349
Expenses
Policyholder benefits and claims	1,002
Interest credited to policyholder account balances	261
Policyholder dividends	7
Goodwill impairment	—
Other expenses	261
Total expenses	1,531
Income (loss) from discontinued operations before provision for income tax	(182)
Provision for income tax expense (benefit)	(106)
Income (loss) from discontinued operations, net of income tax	$(76)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Dispositions (continued)

In the interim condensed consolidated statements of cash flows, the cash flows from discontinued operations are not separately classified. The following table presents selected financial information regarding cash flows of the discontinued operations.

Three Months Ended March 31,
2017
(In millions)
Net cash provided by (used in):
Operating activities	$302
Investing activities	$16
Financing activities	$266
4. Insurance
Guarantees
As discussed in Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report, the Company issues directly and assumes through reinsurance variable annuity products with guaranteed minimum benefits. Guaranteed minimum accumulation benefits (“GMABs”) and the portions of both non-life-contingent guaranteed minimum withdrawal benefits (“GMWBs”) and the GMIBs that do not require annuitization are accounted for as embedded derivatives in policyholder account balances and are further discussed in Note 7.
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
Information regarding the Company’s guarantee exposure, which includes direct and assumed business, but excludes offsets from hedging or ceded reinsurance, if any, was as follows at:

	March 31, 2018				December 31, 2017
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts:
Variable Annuity Guarantees:
Total account value (1), (2), (3)	$64,728		$25,169		$66,724		$26,223
Separate account value (1)	$43,714		$23,302		$45,431		$24,336
Net amount at risk (2)	$1,587	(4)	$510	(5)	$1,238	(4)	$525	(5)
Average attained age of contractholders	66 years		66 years		65 years		65 years
Other Annuity Guarantees:
Total account value (1), (3)	N/A		$1,437		N/A		$1,424
Net amount at risk	N/A		$559	(6)	N/A		$569	(6)
Average attained age of contractholders	N/A		50 years		N/A		50 years

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Insurance (continued)

	March 31, 2018		December 31, 2017
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts:
Total account value (1), (3)	$9,089	$3,171	$9,036	$3,207
Net amount at risk (7)	$66,762	$16,332	$66,956	$16,615
Average attained age of policyholders	57 years	63 years	56 years	63 years
__________________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	Includes amounts, which are not reported on the interim condensed consolidated balance sheets, from assumed variable annuity guarantees from the Company’s former operating joint venture in Japan.

(3)	Includes the contractholder’s investments in the general account and separate account, if applicable.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Insurance (continued)

Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Three Months Ended March 31,
	2018	2017 (1)
	(In millions)
Balance, beginning of period	$17,094	$16,157
Less: Reinsurance recoverables	2,198	1,968
Net balance, beginning of period	14,896	14,189
Incurred related to:
Current period	6,504	6,637
Prior periods (2)	(148)	(127)
Total incurred	6,356	6,510
Paid related to:
Current period	(3,339)	(3,723)
Prior periods	(2,719)	(2,604)
Total paid	(6,058)	(6,327)
Net balance, end of period	15,194	14,372
Add: Reinsurance recoverables	2,237	2,123
Balance, end of period (included in future policy benefits and other policy-related balances)	$17,431	$16,495
__________________

(1)
As discussed in Note 4 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report, at December 31, 2016, the Net balance decreased and the Reinsurance recoverables increased from those amounts previously reported. Additionally, at March 31, 2017, the Net balance decreased by $131 million and the Reinsurance recoverables increased by $144 million from those amounts previously reported in MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. These adjustments to the Net balance and the Reinsurance recoverables, at both periods, are primarily to correct for improper classification of reinsurance recoverables.

(2)
During both the three months ended March 31, 2018 and 2017, as a result of changes in estimates of insured events in the respective prior periods, the claims and claim adjustment expenses associated with prior periods decreased due to favorable claims experience.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Closed Block (continued)

Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	March 31, 2018	December 31, 2017
	(In millions)
Closed Block Liabilities
Future policy benefits	$40,285	$40,463
Other policy-related balances	213	222
Policyholder dividends payable	462	437
Policyholder dividend obligation	1,277	2,121
Other liabilities	285	212
Total closed block liabilities	42,522	43,455
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	26,815	27,904
Equity securities, at estimated fair value	68	70
Mortgage loans	6,040	5,878
Policy loans	4,532	4,548
Real estate and real estate joint ventures	595	613
Other invested assets	607	731
Total investments	38,657	39,744
Accrued investment income	475	477
Premiums, reinsurance and other receivables; cash and cash equivalents	208	14
Current income tax recoverable	40	35
Deferred income tax assets	23	36
Total assets designated to the closed block	39,403	40,306
Excess of closed block liabilities over assets designated to the closed block	3,119	3,149
Amounts included in AOCI:
Unrealized investment gains (losses), net of income tax	1,711	1,863
Unrealized gains (losses) on derivatives, net of income tax	(57)	(7)
Allocated to policyholder dividend obligation, net of income tax	(1,009)	(1,379)
Total amounts included in AOCI	645	477
Maximum future earnings to be recognized from closed block assets and liabilities	$3,764	$3,626
See Note 1 for discussion of new accounting guidance related to U.S. Tax Reform.
Information regarding the closed block policyholder dividend obligation was as follows:

	Three Months Ended March 31, 2018	Year Ended December 31, 2017
	(In millions)
Balance, beginning of period	$2,121	$1,931
Change in unrealized investment and derivative gains (losses)	(844)	190
Balance, end of period	$1,277	$2,121

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Closed Block (continued)

Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Revenues
Premiums	$387	$402
Net investment income	444	466
Net investment gains (losses)	(29)	(8)
Net derivative gains (losses)	(3)	(8)
Total revenues	799	852
Expenses
Policyholder benefits and claims	571	568
Policyholder dividends	244	250
Other expenses	29	32
Total expenses	844	850
Revenues, net of expenses before provision for income tax expense (benefit)	(45)	2
Provision for income tax expense (benefit)	(10)	—
Revenues, net of expenses and provision for income tax expense (benefit)	$(35)	$2
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

6. Investments
Fixed Maturity Securities Available-for-Sale
Fixed Maturity Securities Available-for-Sale by Sector
The following table presents the fixed maturity securities AFS by sector. Redeemable preferred stock is reported within U.S. corporate and foreign corporate fixed maturity securities. Included within fixed maturity securities AFS are structured securities including residential mortgage-backed securities (“RMBS”), asset-backed securities (“ABS”) and commercial mortgage-backed securities (“CMBS”) (collectively, “Structured Securities”).

	March 31, 2018					December 31, 2017
	Amortized Cost	Gross Unrealized			Estimated Fair Value	Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses (1)			Gains	Temporary Losses	OTTI Losses (1)
	(In millions)
Fixed maturity securities:
U.S. corporate	$77,786	$5,105	$1,057	$—	$81,834	$76,005	$7,007	$351	$—	$82,661
Foreign government	58,423	6,484	397	—	64,510	55,351	6,495	312	—	61,534
Foreign corporate	52,894	3,366	797	—	55,463	52,409	3,836	676	—	55,569
U.S. government and agency	40,989	3,395	557	—	43,827	43,446	4,227	279	—	47,394
RMBS	26,858	999	481	(35)	27,411	27,846	1,145	233	(42)	28,800
State and political subdivision	10,762	1,473	43	—	12,192	10,752	1,717	13	1	12,455
ABS	11,695	111	41	1	11,764	12,213	116	39	(1)	12,291
CMBS	7,692	112	94	—	7,710	8,047	222	42	—	8,227
Total fixed maturity securities	$287,099	$21,045	$3,467	$(34)	$304,711	$286,069	$24,765	$1,945	$(42)	$308,931
__________________

(1)
Noncredit OTTI losses included in AOCI in an unrealized gain position are due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities with an estimated fair value of $24 million and $6 million, and unrealized gains (losses) of ($1) million and ($4) million, at March 31, 2018 and December 31, 2017, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at March 31, 2018:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$12,620	$60,639	$61,373	$106,222	$46,245	$287,099
Estimated fair value	$12,674	$62,809	$63,919	$118,424	$46,885	$304,711
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Continuous Gross Unrealized Losses for Fixed Maturity Securities AFS by Sector
The following table presents the estimated fair value and gross unrealized losses of fixed maturity securities AFS in an unrealized loss position, aggregated by sector and by length of time that the securities have been in a continuous unrealized loss position at:

	March 31, 2018				December 31, 2017
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
Fixed maturity securities:
U.S. corporate	$20,465	$642	$4,426	$415	$5,604	$92	$4,115	$259
Foreign government	4,510	137	3,297	260	4,234	83	3,251	229
Foreign corporate	8,932	259	5,835	538	4,422	99	6,802	577
U.S. government and agency	19,105	224	3,378	333	18,273	93	3,560	186
RMBS	10,855	237	3,713	209	6,359	50	4,159	141
State and political subdivision	774	24	302	19	182	2	346	12
ABS	2,593	15	551	27	1,695	7	729	31
CMBS	3,069	48	478	46	1,174	9	413	33
Total fixed maturity securities	$70,303	$1,586	$21,980	$1,847	$41,943	$435	$23,375	$1,468
Total number of securities in an unrealized loss position	5,111		1,887		2,598		1,955
Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities
As described more fully in Notes 1 and 8 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report, the Company performs a regular evaluation of all investment classes for impairment, including fixed maturity securities and perpetual hybrid securities, in accordance with its impairment policy, in order to evaluate whether such investments are other-than-temporarily impaired.
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at March 31, 2018. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities increased $1.5 billion during the three months ended March 31, 2018 to $3.4 billion. The increase in gross unrealized losses for the three months ended March 31, 2018 was primarily attributable to widening credit spreads and increases in interest rates, partially offset by strengthening foreign currencies on non-functional currency denominated fixed maturity securities.
At March 31, 2018, $85 million of the total $3.4 billion of gross unrealized losses were from 28 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Investment Grade Fixed Maturity Securities
Of the $85 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $40 million, or 47%, were related to gross unrealized losses on 11 investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads since purchase and, with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Below Investment Grade Fixed Maturity Securities
Of the $85 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $45 million, or 53%, were related to gross unrealized losses on 17 below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to U.S. and foreign corporate securities (primarily industrial and utility securities) and CMBS and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty including concerns over lower oil prices in the energy sector. Management evaluates U.S. and foreign corporate securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuers and evaluates CMBS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, the payment terms of the underlying assets backing a particular security and the payment priority within the tranche structure of the security.
Equity Securities
Equity securities are summarized as follows at:

	March 31, 2018		December 31, 2017
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total

	(Dollars in millions)
Equity securities:
Common stock	$1,046	67.7%	$2,035	81.0%
Non-redeemable preferred stock	498	32.3	478	19.0
Total equity securities	$1,544	100.0%	$2,513	100.0%
In connection with the adoption of new guidance related to the recognition and measurement of financial instruments (see Note 1), effective January 1, 2018, the Company has reclassified its investment in common stock in regional banks of the Federal Home Loan Bank (“FHLB”) system from equity securities to other invested assets. These investments are carried at redemption value and are considered restricted investments until redeemed by the respective FHLB regional banks. The carrying value of these investments at December 31, 2017 was $791 million.
Contractholder-Directed Equity Securities and Fair Value Option Securities
Contractholder-directed equity securities and fair value option securities (collectively, “Unit-linked and FVO Securities”), are investments for which the FVO has been elected, or are otherwise required to be carried at estimated fair value, and include:

•
contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation and reporting as separate account summary total assets and liabilities. These investments are primarily equity securities (including mutual funds) and, to a lesser extent, fixed maturity securities, short-term investments and cash and cash equivalents. The investment returns on these investments inure to contractholders and are offset by a corresponding change in policyholder account balances through interest credited to policyholder account balances (“Unit-linked investments”);

•	FVO Brighthouse Common Stock (see Note 3);

•
fixed maturity and equity securities held-for-investment by the general account to support asset and liability management strategies for certain insurance products and investments in certain separate accounts (“FVO general account securities”); and

•	FVO securities held by consolidated securitization entities.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2018		December 31, 2017
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$46,690	65.7%	$44,375	64.6%
Agricultural	13,098	18.4	13,014	18.9
Residential	11,156	15.7	11,136	16.2
Subtotal (1)	70,944	99.8	68,525	99.7
Valuation allowances	(327)	(0.4)	(314)	(0.5)
Subtotal mortgage loans, net	70,617	99.4	68,211	99.2
Residential — FVO	438	0.6	520	0.8
Total mortgage loans, net	$71,055	100.0%	$68,731	100.0%
__________________

(1)	Purchases of mortgage loans, primarily residential mortgage loans, were $307 million and $762 million for the three months ended March 31, 2018 and 2017, respectively.
Information on commercial, agricultural and residential mortgage loans is presented in the tables below. Information on residential mortgage loans — FVO is presented in Note 8. The Company elects the FVO for certain residential mortgage loans that are managed on a total return basis.
Mortgage Loans, Valuation Allowance and Impaired Loans by Portfolio Segment
Mortgage loans by portfolio segment, by method of evaluation of credit loss, impaired mortgage loans including those modified in a troubled debt restructuring, and the related valuation allowances, were as follows at:

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value
	(In millions)
March 31, 2018
Commercial	$—	$—	$—	$—	$—	$46,690	$228	$—
Agricultural	22	21	2	101	100	12,977	39	119
Residential	—	—	—	376	339	10,817	58	339
Total	$22	$21	$2	$477	$439	$70,484	$325	$458
December 31, 2017
Commercial	$—	$—	$—	$—	$—	$44,375	$214	$—
Agricultural	22	21	2	27	27	12,966	39	46
Residential	—	—	—	358	324	10,812	59	324
Total	$22	$21	$2	$385	$351	$68,153	$312	$370
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $0, $84 million and $331 million, respectively, for the three months ended March 31, 2018; and $12 million, $25 million and $253 million, respectively, for the three months ended March 31, 2017.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Three Months Ended March 31,
	2018				2017
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$214	$41	$59	$314	$202	$39	$63	$304
Provision (release)	14	—	—	14	5	—	5	10
Charge-offs, net of recoveries	—	—	(1)	(1)	—	—	(4)	(4)
Balance, end of period	$228	$41	$58	$327	$207	$39	$64	$310

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios				% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(Dollars in millions)
March 31, 2018
Loan-to-value ratios:
Less than 65%	$39,705	$1,023	$186	$40,914	87.6%	$41,327	87.9%
65% to 75%	4,280	98	143	4,521	9.7	4,504	9.6
76% to 80%	265	210	126	601	1.3	574	1.2
Greater than 80%	401	176	77	654	1.4	613	1.3
Total	$44,651	$1,507	$532	$46,690	100.0%	$47,018	100.0%
December 31, 2017
Loan-to-value ratios:
Less than 65%	$37,073	$1,483	$201	$38,757	87.4%	$39,528	87.7%
65% to 75%	4,183	98	119	4,400	9.9	4,408	9.8
76% to 80%	235	210	57	502	1.1	476	1.0
Greater than 80%	401	168	147	716	1.6	672	1.5
Total	$41,892	$1,959	$524	$44,375	100.0%	$45,084	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	March 31, 2018		December 31, 2017
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$12,433	94.9%	$12,347	94.9%
65% to 75%	616	4.7	618	4.7
76% to 80%	40	0.3	40	0.3
Greater than 80%	9	0.1	9	0.1
Total	$13,098	100.0%	$13,014	100.0%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

The estimated fair value of agricultural mortgage loans was $13.0 billion and $13.1 billion at March 31, 2018 and December 31, 2017, respectively.
Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	March 31, 2018		December 31, 2017
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$10,748	96.3%	$10,622	95.4%
Nonperforming	408	3.7	514	4.6
Total	$11,156	100.0%	$11,136	100.0%
The estimated fair value of residential mortgage loans was $11.8 billion and $11.6 billion at March 31, 2018 and December 31, 2017, respectively.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both March 31, 2018 and December 31, 2017. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and nonaccrual mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
	(In millions)
Commercial	$1	$—	$—	$—	$1	$—
Agricultural	219	134	114	125	106	36
Residential	408	514	42	33	366	481
Total	$628	$648	$156	$158	$473	$517
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $6.3 billion and $6.2 billion at March 31, 2018 and December 31, 2017, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities AFS and equity securities and the effect on DAC, VOBA, deferred sales inducements (“DSI”), future policy benefits and the policyholder dividend obligation, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	March 31, 2018	December 31, 2017
	(In millions)
Fixed maturity securities	$17,545	$22,645
Fixed maturity securities with noncredit OTTI losses included in AOCI	35	41
Total fixed maturity securities	17,580	22,686
Equity securities	—	421
Derivatives	936	1,453
Other	136	46
Subtotal	18,652	24,606
Amounts allocated from:
Future policy benefits	(138)	(77)
DAC, VOBA and DSI	(1,304)	(1,768)
Policyholder dividend obligation	(1,277)	(2,121)
Subtotal	(2,719)	(3,966)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(5)	(12)
Deferred income tax benefit (expense)	(4,372)	(6,958)
Net unrealized investment gains (losses)	11,556	13,670
Net unrealized investment gains (losses) attributable to noncontrolling interests	(9)	(8)
Net unrealized investment gains (losses) attributable to MetLife, Inc.	$11,547	$13,662
The changes in net unrealized investment gains (losses) were as follows:

Three Months Ended March 31, 2018
(In millions)
Balance, beginning of period	$13,662
Cumulative effects of changes in accounting principles, net of income tax (Note 1)	1,258
Fixed maturity securities on which noncredit OTTI losses have been recognized	(6)
Unrealized investment gains (losses) during the period	(5,523)
Unrealized investment gains (losses) relating to:
Future policy benefits	(61)
DAC, VOBA and DSI	464
Policyholder dividend obligation	844
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	7
Deferred income tax benefit (expense)	903
Net unrealized investment gains (losses)	11,548
Net unrealized investment gains (losses) attributable to noncontrolling interests	(1)
Balance, end of period	$11,547
Change in net unrealized investment gains (losses)	$(2,114)
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	(1)
Change in net unrealized investment gains (losses) attributable to MetLife, Inc.	$(2,115)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Concentrations of Credit Risk
Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, were in fixed income securities of the Japanese government and its agencies with an estimated fair value of $30.7 billion and $27.5 billion at March 31, 2018 and December 31, 2017, respectively, and in fixed income securities of the South Korean government and its agencies with an estimated fair value of $6.4 billion and $6.5 billion at March 31, 2018 and December 31, 2017, respectively.
Securities Lending
Elements of the Company’s securities lending program are presented below at:

	March 31, 2018	December 31, 2017
	(In millions)
Securities on loan: (1)
Amortized cost	$17,047	$17,801
Estimated fair value	$17,812	$19,028
Cash collateral received from counterparties (2)	$18,111	$19,417
Security collateral received from counterparties (3)	$41	$19
Reinvestment portfolio — estimated fair value	$18,149	$19,508
__________________

(1)	Included within fixed maturity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral received from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated financial statements.
The cash collateral liability by loaned security type and remaining tenor of the agreements was as follows at:

	March 31, 2018				December 31, 2017
	Remaining Tenor of Securities Lending Agreements				Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	Over 1 to 6 Months	Total	Open (1)	1 Month or Less	Over 1 to 6 Months	Total
	(In millions)
Cash collateral liability by loaned security type:
U.S. government and agency	$3,493	$6,282	$7,269	$17,044	$3,753	$6,031	$8,607	$18,391
Foreign government	—	312	755	1,067	—	192	834	1,026
Total	$3,493	$6,594	$8,024	$18,111	$3,753	$6,223	$9,441	$19,417
__________________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at March 31, 2018 was $3.4 billion, all of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including U.S. government and agency securities, agency RMBS, ABS and U.S. corporate securities) and short-term investments, with 60% invested in U.S. government and agency securities, agency RMBS, short-term investments, cash equivalents or held in cash. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Repurchase Agreements
Elements of the Company’s short-term repurchase agreements are presented below at:

	March 31, 2018	December 31, 2017
	(In millions)
Securities on loan: (1)
Amortized cost	$2,796	$994
Estimated fair value	$2,927	$1,141
Cash collateral received from counterparties (2)	$2,861	$1,102
Reinvestment portfolio — estimated fair value	$2,854	$1,102
__________________

(1)	Included within fixed maturity securities, cash equivalents and short-term investments.

(2)	Included within payables for collateral under securities loaned and other transactions and other liabilities.
The cash collateral liability by loaned security type and remaining tenor of the agreements was as follows at:

	March 31, 2018			December 31, 2017
	Remaining Tenor of Repurchase Agreements			Remaining Tenor of Repurchase Agreements
	1 Month or Less	Over 1 to 6 Months	Total	1 Month or Less	Over 1 to 6 Months	Total
	(In millions)
Cash collateral liability by loaned security type:
U.S. government and agency	$2,760	$5	$2,765	$1,005	$—	$1,005
All other corporate and government	—	96	96	44	53	97
Total	$2,760	$101	$2,861	$1,049	$53	$1,102
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including U.S. government and agency securities, agency RMBS, ABS and U.S. corporate securities) and short-term investments, with 64% invested in U.S. government and agency securities, agency RMBS, short-term investments, cash equivalents or held in cash. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
FHLB of Boston Advance Agreements
At March 31, 2018 and December 31, 2017, a subsidiary of the Company had pledged fixed maturity securities with an estimated fair value of $1.3 billion and $564 million, respectively, as collateral and received $800 million and $300 million, respectively, in cash advances under short-term advance agreements with the FHLB of Boston. The liability to return the cash advances is included within payables for collateral under securities loaned and other transactions. The estimated fair value of the reinvestment portfolio acquired with the cash advances was $804 million and $300 million at March 31, 2018 and December 31, 2017, respectively, and consisted primarily of U.S. government and agency fixed maturity securities and Structured Securities. The subsidiary is permitted to withdraw any portion of the pledged collateral over the minimum collateral requirement at any time, other than in the event of a default by the subsidiary.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

The cash advance liability by loaned security type and remaining tenor of the agreements was as follows at:

	March 31, 2018				December 31, 2017
	Remaining Tenor of Advance Agreements				Remaining Tenor of Advance Agreements
	1 Month or Less	Over 1 to 6 Months	6 Months to 1 Year	Total	1 Month or Less	Over 1 to 6 Months	6 Months to 1 Year	Total
(In millions)
Cash advance liability by loaned security type:
State and political subdivision	$100	$625	$75	$800	$—	$300	$—	$300
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value for all asset classes, except mortgage loans, which are presented at carrying value, at:

	March 31, 2018	December 31, 2017
	(In millions)
Invested assets on deposit (regulatory deposits)	$2,079	$1,879
Invested assets held in trust (collateral financing arrangement and reinsurance agreements)	2,586	2,490
Invested assets pledged as collateral	25,198	24,174
Total invested assets on deposit, held in trust and pledged as collateral	$29,863	$28,543

The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 4 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report) and derivative transactions (see Note 7). Amounts in the table above include invested assets and cash and cash equivalents.
See “— Securities Lending” and “— Repurchase Agreements” for information regarding securities on loan, Note 5 for information regarding investments designated to the closed block and “— Equity Securities” for information on common stock holdings in regional banks of the FHLB system, which are considered restricted investments.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

The following table presents the total assets and total liabilities relating to investment-related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	March 31, 2018		December 31, 2017
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Renewable energy partnership (1)	$109	$1	$116	$3
Other investments	32	6	32	6
Total	$141	$7	$148	$9
__________________

(1)	Assets of the renewable energy partnership primarily consisted of other invested assets.
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	March 31, 2018		December 31, 2017
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured Securities (2)	$45,555	$45,555	$47,614	$47,614
U.S. and foreign corporate	1,355	1,355	1,560	1,560
Other limited partnership interests	4,941	9,187	4,834	8,543
Other invested assets	2,300	2,557	2,291	2,625
Other investments	41	46	82	87
Total	$54,192	$58,700	$56,381	$60,429
__________________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $113 million and $117 million at March 31, 2018 and December 31, 2017, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 14, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during both the three months ended March 31, 2018 and 2017.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Investment income:
Fixed maturity securities	$2,896	$2,825
Equity securities	16	31
FVO general account securities (1)	6	29
Mortgage loans	792	736
Policy loans	124	127
Real estate and real estate joint ventures	168	153
Other limited partnership interests	207	240
Cash, cash equivalents and short-term investments	72	51
Operating joint ventures	13	2
Other	106	72
Subtotal	4,400	4,266
Less: Investment expenses	302	261
Subtotal, net	4,098	4,005
Unit-linked investments (1)	(353)	416
Net investment income	$3,745	$4,421
__________________

(1)
Changes in estimated fair value subsequent to purchase for investments still held as of the end of the respective periods included in net investment income were principally from Unit-linked investments, and were ($373) million and $340 million for the three months ended March 31, 2018 and 2017, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Total gains (losses) on fixed maturity securities:
OTTI losses on fixed maturity securities recognized in earnings	$—	$—
Fixed maturity securities — net gains (losses) on sales and disposals	(95)	(2)
Total gains (losses) on fixed maturity securities	(95)	(2)
Total gains (losses) on equity securities:
OTTI losses recognized — by security type:
Common stock	—	(7)
Non-redeemable preferred stock	—	(1)
Total OTTI losses on equity securities recognized in earnings	—	(8)
Equity securities — net gains (losses) on sales and disposals	102	43
Change in estimated fair value of equity securities (1)	(133)	—
Total gains (losses) on equity securities	(31)	35
Mortgage loans	(21)	(12)
Real estate and real estate joint ventures	25	(3)
Other limited partnership interests	—	(7)
Other	(130)	(26)
Subtotal	(252)	(15)
Change in estimated fair value of other limited partnership interests and real estate joint ventures	(5)	—
Non-investment portfolio gains (losses) (2)	(76)	103
Subtotal	(81)	103
Total net investment gains (losses)	$(333)	$88
__________________

(1)
Changes in estimated fair value subsequent to purchase for equity securities still held as of the end of the period included in net investment gains (losses) were ($37) million for the three months ended March 31, 2018. See Note 1.

(2)
Non-investment portfolio gains (losses) for the three months ended March 31, 2018 includes a loss of $168 million which represents the change in estimated fair value of FVO Brighthouse Common Stock held by the Company. See Note 3.

Gains (losses) from foreign currency transactions included within net investment gains (losses) were $65 million and $80 million for the three months ended March 31, 2018 and 2017, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Sales or Disposals and Impairments of Fixed Maturity Securities AFS
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity securities AFS and the components of fixed maturity securities AFS net investment gains (losses) were as shown in the table below:

	Three Months Ended March 31,
	2018	2017
	Fixed Maturity Securities
	(In millions)
Proceeds	$19,070	$14,461
Gross investment gains	$106	$142
Gross investment losses	(201)	(144)
OTTI losses	—	—
Net investment gains (losses)	$(95)	$(2)
Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended March 31,
	2018	2017
	(In millions)
Balance, beginning of period	$138	$187
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	(9)	(17)
Increase in cash flows — accretion of previous credit loss OTTI	(1)	—
Balance, end of period	$128	$170

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
Accruals on derivatives are generally recorded in accrued investment income or within other liabilities. However, accruals that are not scheduled to settle within one year are included with the derivative’s carrying value in other invested assets or other liabilities.
If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting, changes in the estimated fair value of the derivative are reported in net derivative gains (losses) except as follows:

Statement of Operations Presentation:	Derivative:
Policyholder benefits and claims	•	Economic hedges of variable annuity guarantees included in future policy benefits
Net investment income	•	Economic hedges of equity method investments in joint ventures
	•	Derivatives held within Unit-linked investments
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
Such embedded derivatives are carried on the balance sheet at estimated fair value with the host contract and changes in their estimated fair value are generally reported in net derivative gains (losses). If the Company is unable to properly identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses) or net investment income. Additionally, the Company may elect to carry an entire contract on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses) or net investment income if that contract contains an embedded derivative that requires bifurcation. At inception, the Company attributes to the embedded derivative a portion of the projected future guarantee fees to be collected from the policyholder equal to the present value of projected future guaranteed benefits. Any additional fees represent “excess” fees and are reported in universal life and investment-type product policy fees.
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
In exchange-traded interest rate (Treasury and swap) futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by the different classes of interest rate securities, to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts and to pledge initial margin based on futures exchange requirements. The Company enters into exchange-traded futures with regulated futures commission merchants that are members of the exchange. Exchange-traded interest rate (Treasury and swap) futures are used primarily to hedge mismatches between the duration of assets in a portfolio and the duration of liabilities supported by those assets, to hedge against changes in value of securities the Company owns or anticipates acquiring, to hedge against changes in interest rates on anticipated liability issuances by replicating Treasury or swap curve performance, and to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. The Company utilizes exchange-traded interest rate futures in nonqualifying hedging relationships.
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
A synthetic guaranteed interest contract (“GIC”) is a contract that simulates the performance of a traditional GIC through the use of financial instruments. Under a synthetic GIC, the contractholder owns the underlying assets. The Company guarantees a rate of return on those assets for a premium. Synthetic GICs are not designated as hedging instruments.

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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		March 31, 2018			December 31, 2017
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$2,521	$2,111	$2	$3,843	$2,289	$3
Foreign currency swaps	Foreign currency exchange rate	1,146	65	36	1,116	50	18
Foreign currency forwards	Foreign currency exchange rate	3,477	97	4	3,253	2	37
Subtotal		7,144	2,273	42	8,212	2,341	58
Cash flow hedges:
Interest rate swaps	Interest rate	3,580	158	14	3,584	235	4
Interest rate forwards	Interest rate	3,143	—	218	3,332	—	128
Foreign currency swaps	Foreign currency exchange rate	33,236	1,210	1,778	32,152	1,142	1,665
Subtotal		39,959	1,368	2,010	39,068	1,377	1,797
Foreign operations hedges:
Foreign currency forwards	Foreign currency exchange rate	458	2	5	332	2	5
Currency options	Foreign currency exchange rate	8,587	19	263	9,408	44	163
Subtotal		9,045	21	268	9,740	46	168
Total qualifying hedges		56,148	3,662	2,320	57,020	3,764	2,023
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	52,610	1,597	279	60,485	2,203	576
Interest rate floors	Interest rate	7,201	66	—	7,201	92	—
Interest rate caps	Interest rate	46,020	221	2	53,079	78	2
Interest rate futures	Interest rate	2,991	2	3	4,366	2	4
Interest rate options	Interest rate	14,816	575	—	12,009	656	11
Interest rate forwards	Interest rate	217	—	51	217	—	42
Interest rate total return swaps	Interest rate	1,048	14	25	1,048	8	2
Synthetic GICs	Interest rate	11,720	—	—	11,318	—	—
Foreign currency swaps	Foreign currency exchange rate	10,773	580	461	9,902	693	506
Foreign currency forwards	Foreign currency exchange rate	13,803	295	67	12,238	79	190
Currency futures	Foreign currency exchange rate	900	—	8	846	2	—
Currency options	Foreign currency exchange rate	2,391	9	—	3,123	55	6
Credit default swaps — purchased	Credit	1,888	5	41	2,020	7	43
Credit default swaps — written	Credit	11,421	210	2	11,375	271	—
Equity futures	Equity market	3,088	7	19	4,005	18	4
Equity index options	Equity market	19,509	594	603	19,886	569	690
Equity variance swaps	Equity market	4,661	52	194	4,661	54	199
Equity total return swaps	Equity market	1,012	35	—	1,117	—	41
Total non-designated or nonqualifying derivatives		206,069	4,262	1,755	218,896	4,787	2,316
Total		$262,217	$7,924	$4,075	$275,916	$8,551	$4,339

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both March 31, 2018 and December 31, 2017. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.
Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Freestanding derivatives and hedging gains (losses) (1)	$312	$(369)
Embedded derivatives gains (losses)	37	157
Total net derivative gains (losses)	$349	$(212)
__________________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and nonqualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Qualifying hedges:
Net investment income	$81	$75
Interest credited to policyholder account balances	(23)	(6)
Other expenses	(2)	(3)
Nonqualifying hedges:
Net derivative gains (losses)	133	168
Policyholder benefits and claims	2	2
Total	$191	$236

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

Nonqualifying Derivatives and Derivatives for Purposes Other Than Hedging
The following table presents the amount and location of gains (losses) recognized in income for derivatives that were not designated or not qualifying as hedging instruments:

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
Three Months Ended March 31, 2018
Interest rate derivatives	$(235)	$4	$(7)
Foreign currency exchange rate derivatives	387	—	2
Credit derivatives — purchased	(3)	—	—
Credit derivatives — written	(44)	—	—
Equity derivatives	98	1	12
Total	$203	$5	$7

Three Months Ended March 31, 2017
Interest rate derivatives	$(390)	$2	$2
Foreign currency exchange rate derivatives	363	—	—
Credit derivatives — purchased	(8)	—	—
Credit derivatives — written	32	—	—
Equity derivatives	(354)	(3)	(72)
Total	$(357)	$(1)	$(70)
__________________

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures and derivatives held within Unit-linked investments.

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Three Months Ended March 31, 2018
Interest rate swaps:	Fixed maturity securities	$3	$(2)	$1
	Policyholder liabilities (1)	(213)	212	(1)
Foreign currency swaps:	Foreign-denominated fixed maturity securities and mortgage loans	(27)	27	—
	Foreign-denominated policyholder account balances (2)	18	(18)	—
Foreign currency forwards:	Foreign-denominated fixed maturity securities	179	(168)	11
Total		$(40)	$51	$11
Three Months Ended March 31, 2017
Interest rate swaps:	Fixed maturity securities	$1	$(1)	$—
	Policyholder liabilities (1)	(51)	50	(1)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(3)	3	—
	Foreign-denominated policyholder account balances (2)	1	2	3
Foreign currency forwards:	Foreign-denominated fixed maturity securities	45	(41)	4
Total		$(7)	$13	$6
__________________

(1)	Fixed rate liabilities reported in policyholder account balances or future policy benefits.

(2)	Fixed rate or floating rate liabilities.
For the Company’s foreign currency forwards, the change in the estimated fair value of the derivative related to the changes in the difference between the spot price and the forward price is excluded from the assessment of hedge effectiveness. For all other derivatives, all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For the three months ended March 31, 2018 and 2017, the component of the change in estimated fair value of derivatives that was excluded from the assessment of hedge effectiveness was ($8) million and ($7) million, respectively.

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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). These amounts were less than $1 million and $20 million for the three months ended March 31, 2018 and 2017, respectively.
At March 31, 2018 and December 31, 2017, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed four years and five years, respectively.
At March 31, 2018 and December 31, 2017, the balance in AOCI associated with cash flow hedges was $936 million and $1.5 billion, respectively. For the three months ended March 31, 2017, the amount of deferred gains (losses) in AOCI related to Brighthouse derivatives was ($19) million and the amount of income reclassified from AOCI into income (loss) from discontinued operations was $12 million.
The following table presents the effects of derivatives in cash flow hedging relationships on the interim condensed consolidated statements of operations and comprehensive income (loss) and the interim condensed consolidated statements of equity. The table excludes the effects of Brighthouse derivatives prior to the Separation.

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)			Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)			(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Other Expenses	Net Derivative Gains (Losses)
	(In millions)
Three Months Ended March 31, 2018
Interest rate swaps	$(173)	$16	$3	$—	$(2)
Interest rate forwards	(104)	5	1	—	—
Foreign currency swaps	(75)	139	—	1	1
Total	$(352)	$160	$4	$1	$(1)
Three Months Ended March 31, 2017
Interest rate swaps	$5	$8	$4	$—	$1
Interest rate forwards	44	(4)	—	—	—
Foreign currency swaps	180	208	—	1	2
Total	$229	$212	$4	$1	$3
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At March 31, 2018, the Company expected to reclassify ($17) million of deferred net gains (losses) on derivatives in AOCI, included in the table above, to earnings within the next 12 months.
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
The following table presents the effects of derivatives in net investment hedging relationships on the interim condensed consolidated statements of operations and comprehensive income (loss) and the interim condensed consolidated statements of equity:

Derivatives in Net Investment Hedging Relationships (1)	Amount of Gains (Losses) Deferred in AOCI (Effective Portion)
(In millions)
Three Months Ended March 31, 2018
Foreign currency forwards	$(8)
Currency options	(149)
Total	$(157)
Three Months Ended March 31, 2017
Foreign currency forwards	$(95)
Currency options	(231)
Total	$(326)
__________________

(1)
There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

At March 31, 2018 and December 31, 2017, the cumulative foreign currency translation gain (loss) recorded in AOCI related to hedges of net investments in foreign operations was $152 million and $309 million, respectively.
Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the nonqualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $11.4 billion at both March 31, 2018 and December 31, 2017. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At March 31, 2018 and December 31, 2017, the Company would have received $208 million and $271 million, respectively, to terminate all of these contracts.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	March 31, 2018			December 31, 2017
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$7	$381	2.4	$7	$375	2.6
Credit default swaps referencing indices	40	2,267	2.5	44	2,268	2.7
Subtotal	47	2,648	2.5	51	2,643	2.7
Baa
Single name credit default swaps (3)	7	656	1.9	7	605	1.8
Credit default swaps referencing indices	132	7,747	5.2	183	7,662	5.0
Subtotal	139	8,403	5.0	190	8,267	4.8
Ba
Single name credit default swaps (3)	—	20	1.2	1	115	3.4
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	—	20	1.2	1	115	3.4
B
Single name credit default swaps (3)	2	20	3.2	2	20	3.5
Credit default swaps referencing indices	20	330	5.2	27	330	5.0
Subtotal	22	350	5.1	29	350	4.9
Total	$208	$11,421	4.4	$271	$11,375	4.3
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
The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amount of potential future recoveries available to offset the $11.4 billion of future payments under credit default provisions at both March 31, 2018 and December 31, 2017 set forth in the table above were $16 million and $27 million at March 31, 2018 and December 31, 2017, respectively.

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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	March 31, 2018		December 31, 2017
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$7,733	$3,948	$7,955	$4,059
OTC-cleared (1), (6)	230	47	649	223
Exchange-traded	9	30	22	8
Total gross estimated fair value of derivatives (1)	7,972	4,025	8,626	4,290
Amounts offset on the interim condensed consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1), (6)	7,972	4,025	8,626	4,290
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,376)	(2,376)	(2,528)	(2,528)
OTC-cleared	(21)	(21)	(35)	(35)
Exchange-traded	(1)	(1)	(1)	(1)
Cash collateral: (3), (4)
OTC-bilateral	(4,082)	—	(4,169)	—
OTC-cleared	(194)	(9)	(584)	(179)
Exchange-traded	—	(21)	—	(5)
Securities collateral: (5)
OTC-bilateral	(981)	(1,519)	(1,004)	(1,474)
OTC-cleared	—	(17)	—	(9)
Exchange-traded	—	(8)	—	(2)
Net amount after application of master netting agreements and collateral	$317	$53	$305	$57
__________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

(1)
At March 31, 2018 and December 31, 2017, derivative assets included income or (expense) accruals reported in accrued investment income or in other liabilities of $48 million and $75 million, respectively, and derivative liabilities included (income) or expense accruals reported in accrued investment income or in other liabilities of ($50) million and ($49) million, respectively.

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

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At March 31, 2018 and December 31, 2017, the Company received excess cash collateral of $204 million and $253 million, respectively, and provided excess cash collateral of $263 million and $272 million, respectively, which is not included in the table above due to the foregoing limitation.

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at March 31, 2018, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At March 31, 2018 and December 31, 2017, the Company received excess securities collateral with an estimated fair value of $74 million and $108 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At March 31, 2018 and December 31, 2017, the Company provided excess securities collateral with an estimated fair value of $301 million and $305 million, respectively, for its OTC-bilateral derivatives, and $507 million and $522 million, respectively, for its OTC-cleared derivatives, and $77 million and $89 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

(6)
Effective January 16, 2018, the LCH amended its rulebook, resulting in the characterization of variation margin transfers as settlement payments, as opposed to adjustments to collateral. See Note 1 for further information on the LCH amendments.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

	March 31, 2018			December 31, 2017
	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total
	(In millions)
Estimated Fair Value of Derivatives in a Net Liability Position (1)	$1,533	$39	$1,572	$1,508	$24	$1,532
Estimated Fair Value of Collateral Provided:
Fixed maturity securities	$1,734	$50	$1,784	$1,675	$26	$1,701
Cash	$—	$—	$—	$—	$—	$—
Estimated Fair Value of Incremental Collateral Provided Upon:
One-notch downgrade in the Company’s credit or financial strength rating, as applicable	$14	$—	$14	$15	$—	$15
Downgrade in the Company’s credit or financial strength rating, as applicable, to a level that triggers full overnight collateralization or termination of the derivative position	$15	$—	$15	$20	$—	$20
__________________

(1)	After taking into consideration the existence of netting agreements.
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	March 31, 2018	December 31, 2017
		(In millions)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$157	$144
Options embedded in debt or equity securities (1)	Investments	—	(132)
Embedded derivatives within asset host contracts		$157	$12
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$23	$32
Assumed guaranteed minimum benefits	Policyholder account balances	392	291
Funds withheld on ceded reinsurance	Other liabilities	2	25
Fixed annuities with equity indexed returns	Policyholder account balances	68	70
Embedded derivatives within liability host contracts		$485	$418
__________________

(1)
In connection with the adoption of new guidance related to the recognition and measurement of financial instruments (see Note 1), effective January 1, 2018, the Company is no longer required to bifurcate and account separately for derivatives embedded in equity securities. Beginning January 1, 2018, the entire change in fair value of equity securities is recognized as a component of net investment gains and losses.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Net derivative gains (losses) (1)	$37	$157
__________________

(1)
The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $20 million and ($52) million for the three months ended March 31, 2018 and 2017, respectively.

8. Fair Value
When developing estimated fair values, considerable judgment is often required in interpreting market data to develop estimates of fair value, and the use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	March 31, 2018
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$77,597	$4,237	$81,834
Foreign government	—	64,331	179	64,510
Foreign corporate	—	48,890	6,573	55,463
U.S. government and agency	22,873	20,954	—	43,827
RMBS	—	24,155	3,256	27,411
State and political subdivision	—	12,192	—	12,192
ABS	—	10,739	1,025	11,764
CMBS	—	7,409	301	7,710
Total fixed maturity securities	22,873	266,267	15,571	304,711
Equity securities	909	213	422	1,544
Unit-linked and FVO Securities (1)	13,705	2,453	286	16,444
Other limited partnership interests	—	—	194	194
Short-term investments (2)	2,845	990	615	4,450
Residential mortgage loans — FVO	—	—	438	438
Other investments	83	90	—	173
Derivative assets: (3)
Interest rate	2	4,728	14	4,744
Foreign currency exchange rate	—	2,120	157	2,277
Credit	—	180	35	215
Equity market	7	603	78	688
Total derivative assets	9	7,631	284	7,924
Embedded derivatives within asset host contracts (4)	—	—	157	157
Separate account assets (5)	88,618	106,511	1,229	196,358
Total assets	$129,042	$384,155	$19,196	$532,393
Liabilities
Derivative liabilities: (3)
Interest rate	$3	$348	$243	$594
Foreign currency exchange rate	8	2,585	29	2,622
Credit	—	43	—	43
Equity market	19	603	194	816
Total derivative liabilities	30	3,579	466	4,075
Embedded derivatives within liability host contracts (4)	—	—	485	485
Separate account liabilities (5)	—	12	5	17
Total liabilities	$30	$3,591	$956	$4,577

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	December 31, 2017
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$78,171	$4,490	$82,661
Foreign government	—	61,325	209	61,534
Foreign corporate	—	48,840	6,729	55,569
U.S. government and agency	26,052	21,342	—	47,394
RMBS	—	25,339	3,461	28,800
State and political subdivision	—	12,455	—	12,455
ABS	—	11,204	1,087	12,291
CMBS	—	7,934	293	8,227
Total fixed maturity securities	26,052	266,610	16,269	308,931
Equity securities	1,104	981	428	2,513
Unit-linked and FVO Securities (1)	14,028	2,355	362	16,745
Short-term investments (2)	3,001	1,252	33	4,286
Residential mortgage loans — FVO	—	—	520	520
Other investments	81	84	—	165
Derivative assets: (3)
Interest rate	2	5,553	8	5,563
Foreign currency exchange rate	2	1,954	113	2,069
Credit	—	240	38	278
Equity market	18	548	75	641
Total derivative assets	22	8,295	234	8,551
Embedded derivatives within asset host contracts (4)	—	—	144	144
Separate account assets (5)	89,916	114,124	961	205,001
Total assets	$134,204	$393,701	$18,951	$546,856
Liabilities
Derivative liabilities: (3)
Interest rate	$4	$638	$130	$772
Foreign currency exchange rate	—	2,553	37	2,590
Credit	—	43	—	43
Equity market	4	731	199	934
Total derivative liabilities	8	3,965	366	4,339
Embedded derivatives within liability host contracts (4)	—	—	418	418
Separate account liabilities (5)	—	7	2	9
Total liabilities	$8	$3,972	$786	$4,766
__________________

(1)	Unit-linked and FVO Securities were comprised of over 85% Unit-linked investments at both March 31, 2018 and December 31, 2017.

(2)
Short-term investments as presented in the tables above differ from the amounts presented on the consolidated balance sheets because certain short-term investments are not measured at estimated fair value on a recurring basis.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

(3)
Derivative assets are presented within other invested assets on the interim condensed consolidated balance sheets and derivative liabilities are presented within other liabilities on the interim condensed consolidated balance sheets. The amounts are presented gross in the tables above to reflect the presentation on the interim condensed consolidated balance sheets, but are presented net for purposes of the rollforward in the Fair Value Measurements Using Significant Unobservable Inputs (Level 3) tables.

(4)
Embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables and other invested assets on the interim condensed consolidated balance sheets. Embedded derivatives within liability host contracts are presented within policyholder account balances and other liabilities on the interim condensed consolidated balance sheets. At March 31, 2018 and December 31, 2017, debt and equity securities also included embedded derivatives of $0 and ($132) million, respectively.

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
Investments
Valuation Controls and Procedures
On behalf of the Company’s Chief Investment Officer and Chief Financial Officer (“CFO”), a pricing and valuation committee that is independent of the trading and investing functions and comprised of senior management, provides oversight of control systems and valuation policies for securities, mortgage loans and derivatives. On a quarterly basis, this committee reviews and approves new transaction types and markets, ensures that observable market prices and market-based parameters are used for valuation, wherever possible, and determines that judgmental valuation adjustments, when applied, are based upon established policies and are applied consistently over time. This committee also provides oversight of the selection of independent third-party pricing providers and the controls and procedures to evaluate third-party pricing. Periodically, the Chief Accounting Officer reports to the Audit Committee of MetLife, Inc.’s Board of Directors regarding compliance with fair value accounting standards.
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 2% of the total estimated fair value of Level 3 fixed maturity securities at March 31, 2018.

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
The estimated fair value of Unit-linked and FVO Securities and other investments is determined on a basis consistent with the methodologies described herein for securities.
Other Limited Partnership Interests
The estimated fair values of other limited partnership interests are generally based on the Company’s share of the net asset value (“NAV”) of the other limited partnership interests as provided on the financial statements of the investee. In certain circumstances, management may adjust the NAV when it has sufficient evidence to support applying such adjustments.

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
Unit-linked and FVO Securities, Short-term investments, Other limited partnership interests and Other investments
•
Unit-linked and FVO Securities include mutual fund interests without readily determinable fair values given prices are not published publicly. Valuation of these mutual funds is based upon quoted prices or reported NAV provided by the fund managers, which were based on observable inputs.
•
Unit-linked and FVO Securities and short-term investments are of a similar nature and class to the fixed maturity and equity securities described above; accordingly, the valuation approaches and unobservable inputs used in their valuation are also similar to those described above.

•
All other investments are of a similar nature and class to the fixed maturity and equity securities described above; accordingly, the valuation approaches and observable inputs used in their valuation are also similar to those described above.
			•	Valuation approaches for other limited partnership interests are discussed below.
Residential mortgage loans — FVO
	•	N/A	Valuation Approaches: Principally the market approach.

Valuation Techniques and Key Inputs: These investments are based primarily on matrix pricing or other similar techniques that utilize inputs from mortgage servicers that are unobservable or cannot be derived principally from, or corroborated by, observable market data.

Separate account assets and Separate account liabilities (1)
Mutual funds and hedge funds without readily determinable fair values as prices are not published publicly
	Key Input:		•	N/A
	•	quoted prices or reported NAV provided by the fund managers
Other limited partnership interests
	•	N/A	•	Valued giving consideration to the underlying holdings of the partnerships and adjusting, if appropriate.
Key Inputs:
			•	liquidity; bid/ask spreads; performance record of the fund manager
			•	other relevant variables that may impact the exit value of the particular partnership interest
__________________

(1)
Estimated fair value equals carrying value, based on the value of the underlying assets, including: mutual fund interests, fixed maturity securities, equity securities, derivatives, hedge funds, other limited partnership interests, short-term investments and cash and cash equivalents. Fixed maturity securities, equity securities, derivatives, short-term investments and cash and cash equivalents are similar in nature to the instruments described under “— Securities, Short-term Investments and Other Investments,” “— Other Limited Partnership Interests” and “— Derivatives — Freestanding Derivatives.”

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
Transfers between Levels 1 and 2:
There were no transfers between Levels 1 and 2 for assets and liabilities measured at estimated fair value and still held at March 31, 2018 and December 31, 2017.
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

					March 31, 2018				December 31, 2017				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	89	-	139	107	83	-	142	110	Increase
	•	Market pricing	•	Quoted prices (4)	25	-	846	124	10	-	443	121	Increase
	•	Consensus pricing	•	Offered quotes (4)	97	-	104	102	97	-	104	101	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	109	94	—	-	126	94	Increase (5)
ABS	•	Market pricing	•	Quoted prices (4)	3	-	117	100	5	-	117	100	Increase (5)
	•	Consensus pricing	•	Offered quotes (4)	99	-	102	100	100	-	103	100	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	277	-	313		200	-	300		Increase (7)
			•	Repurchase rates (8)	(4)	-	6		(5)	-	5		Decrease (7)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	(19)	-	328		(14)	-	309		Increase (7)
Credit	•	Present value techniques	•	Credit spreads (9)	97	-	100		—	-	—		Decrease (7)
	•	Consensus pricing	•	Offered quotes (10)
Equity market	•	Present value techniques or option pricing models	•	Volatility (11)	20%	-	31%		11%	-	31%		Increase (7)
			•	Correlation (12)	10%	-	30%		10%	-	30%
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.21%		0%	-	0.21%		Decrease (13)
				Ages 41 - 60	0.03%	-	0.75%		0.03%	-	0.75%		Decrease (13)
				Ages 61 - 115	0.15%	-	100%		0.15%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (14)
				Durations 11 - 20	2%	-	100%		2%	-	100%		Decrease (14)
				Durations 21 - 116	1.25%	-	100%		1.25%	-	100%		Decrease (14)
			•	Utilization rates	0%	-	25%		0%	-	25%		Increase (15)
			•	Withdrawal rates	0%	-	20%		0%	-	20%		(16)
			•	Long-term equity volatilities	9.04%	-	33%		8.25%	-	33%		Increase (17)
			•	Nonperformance risk spread	0.03%	-	1.75%		0.02%	-	1.32%		Decrease (18)
__________________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

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

(10)	At both March 31, 2018 and December 31, 2017, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

The following is a summary of the valuation techniques and significant unobservable inputs used in the fair value measurement of assets and liabilities classified within Level 3 that are not included in the preceding table. Generally, all other classes of securities classified within Level 3, including those within separate account assets, and embedded derivatives within funds withheld related to certain ceded reinsurance, use the same valuation techniques and significant unobservable inputs as previously described for Level 3 securities. This includes matrix pricing and discounted cash flow methodologies, inputs such as quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2, as well as independent non-binding broker quotations. The residential mortgage loans — FVO are valued using independent non-binding broker quotations and internal models including matrix pricing and discounted cash flow methodologies using current interest rates. Other limited partnership interests valuations are generally based on the Company’s share of the NAV as provided on the financial statements of the investees. In certain circumstances, management may adjust the NAV when it has sufficient evidence to support applying such adjustments. The sensitivity of the estimated fair value to changes in the significant unobservable inputs for these other assets and liabilities is similar in nature to that described in the preceding table.
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Foreign Government	Structured Securities	State and Political Subdivision	Equity Securities	Unit-linked and FVO Securities
	(In millions)
Three Months Ended March 31, 2018
Balance, beginning of period	$11,219	$209	$4,841	$—	$428	$362
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	7	1	23	—	(6)	5
Total realized/unrealized gains (losses) included in AOCI	(68)	(3)	24	—	—	—
Purchases (4)	512	2	657	—	1	27
Sales (4)	(542)	(2)	(324)	—	(1)	(59)
Issuances (4)	—	—	—	—	—	—
Settlements (4)	—	—	—	—	—	—
Transfers into Level 3 (5)	46	—	45	—	—	—
Transfers out of Level 3 (5)	(364)	(28)	(684)	—	—	(49)
Balance, end of period	$10,810	$179	$4,582	$—	$422	$286
Three Months Ended March 31, 2017
Balance, beginning of period	$11,537	$289	$5,215	$10	$468	$287
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	4	3	32	—	(10)	7
Total realized/unrealized gains (losses) included in AOCI	231	6	48	—	22	—
Purchases (4)	941	12	1,020	—	1	69
Sales (4)	(418)	(17)	(400)	—	(1)	(17)
Issuances (4)	—	—	—	—	—	—
Settlements (4)	—	—	—	—	—	—
Transfers into Level 3 (5)	79	4	23	—	—	2
Transfers out of Level 3 (5)	(1,406)	(8)	(233)	(10)	—	(13)
Balance, end of period	$10,968	$289	$5,705	$—	$480	$335
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2018 (6)	$1	$1	$21	$—	$—	$4
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2017 (6)	$4	$2	$24	$—	$(10)	$7

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Other Limited Partnership Interests	Short-term Investments	Residential Mortgage Loans — FVO	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Three Months Ended March 31, 2018
Balance, beginning of period	$—	$33	$520	$(132)	$(274)	$959
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	(5)	—	2	11	36	2
Total realized/unrealized gains (losses) included in AOCI	2	—	—	(104)	(16)	—
Purchases (4)	—	605	—	—	—	409
Sales (4)	(19)	(3)	(64)	—	—	(124)
Issuances (4)	—	—	—	—	—	1
Settlements (4)	—	—	(20)	43	(74)	(1)
Transfers into Level 3 (5)	216	—	—	—	—	53
Transfers out of Level 3 (5)	—	(20)	—	—	—	(75)
Balance, end of period	$194	$615	$438	$(182)	$(328)	$1,224
Three Months Ended March 31, 2017
Balance, beginning of period	$—	$46	$566	$(562)	$(729)	$1,141
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	—	—	(3)	33	169	(24)
Total realized/unrealized gains (losses) included in AOCI	—	—	—	44	(59)	—
Purchases (4)	—	776	135	—	—	136
Sales (4)	—	(3)	(33)	—	—	(42)
Issuances (4)	—	—	—	(7)	—	39
Settlements (4)	—	—	(26)	95	(76)	(33)
Transfers into Level 3 (5)	—	—	—	—	—	69
Transfers out of Level 3 (5)	—	(40)	—	—	—	(102)
Balance, end of period	$—	$779	$639	$(397)	$(695)	$1,184
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2018 (6)	$(5)	$—	$(8)	$48	$31	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2017 (6)	$—	$—	$(3)	$26	$167	$—
__________________

(1)	Comprised of U.S. and foreign corporate securities.

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

	March 31, 2018	December 31, 2017
	(In millions)
Unpaid principal balance	$544	$650
Difference between estimated fair value and unpaid principal balance	(106)	(130)
Carrying value at estimated fair value	$438	$520
Loans in nonaccrual status	$159	$198
Loans more than 90 days past due	$78	$94
Loans in nonaccrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(82)	$(102)

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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2018
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$70,617	$—	$—	$71,845	$71,845
Policy loans	$9,744	$—	$341	$11,082	$11,423
Other invested assets	$1,264	$—	$812	$452	$1,264
Premiums, reinsurance and other receivables	$4,358	$—	$1,450	$3,025	$4,475
Other assets	$345	$—	$175	$199	$374
Liabilities
Policyholder account balances	$114,715	$—	$—	$116,193	$116,193
Long-term debt	$15,696	$—	$16,973	$—	$16,973
Collateral financing arrangement	$1,108	$—	$—	$898	$898
Junior subordinated debt securities	$3,145	$—	$4,073	$—	$4,073
Other liabilities	$3,810	$—	$2,113	$2,252	$4,365
Separate account liabilities	$118,151	$—	$118,151	$—	$118,151

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

9. Equity
Preferred Stock
In March 2018, MetLife, Inc. issued 500,000 shares of 5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D (the “Series D preferred stock”) with a $0.01 par value per share and a liquidation preference of $1,000 per share for aggregate net proceeds of $494 million. In connection with the offering of the Series D preferred stock, MetLife, Inc. incurred approximately $6 million of issuance costs which have been recorded as a reduction of additional paid-in capital.
The Series D preferred stock ranks senior to MetLife, Inc.’s common stock with respect to the payment of dividends and distributions upon liquidation, dissolution or winding-up. Holders of the Series D preferred stock will be entitled to receive dividend payments only when, as and if declared by MetLife, Inc.’s Board of Directors or a duly authorized committee thereof. If dividends are declared on the Series D preferred stock for any dividend period, they will be calculated on a non-cumulative basis at a fixed rate per annum of 5.875% from the date of original issue to, but excluding, March 15, 2028 and at a floating rate per annum equal to three-month U.S. dollar LIBOR plus 2.959% on the related LIBOR determination date from and after March 15, 2028. Dividends for any dividend period will be payable, if declared, semi-annually in arrears on the 15th day of March and September of each year commencing on September 15, 2018 and ending on March 15, 2028, and thereafter quarterly in arrears on the 15th day of June, September, December, and March of each year.
Dividends on the Series D preferred stock will not be cumulative and will not be mandatory. Accordingly, if dividends are not declared on the Series D preferred stock for any dividend period, then any accrued dividends for that dividend period will cease to accrue and be payable. If a dividend is not declared before the dividend payment date for any dividend period, MetLife, Inc. will have no obligation to pay dividends accrued for such dividend period whether or not dividends on the Series D preferred stock are declared for any future dividend period. No dividends may be paid or declared on MetLife, Inc.’s common stock (or any other securities ranking junior to the Series D preferred stock) and MetLife, Inc. may not purchase, redeem, or otherwise acquire its common stock (or other such junior stock) unless the full dividends for the latest completed dividend period on all outstanding shares of Series D preferred stock, and any parity stock, have been declared and paid or provided for.
Holders of the Series D preferred stock do not have voting rights except in certain circumstances, including where the dividends have not been paid for an equivalent of six or more dividend payment periods whether or not those periods are consecutive. Under such circumstances, the holders of the Series D preferred stock have certain voting rights with respect to members of the Board of Directors of MetLife, Inc.
The Series D preferred stock is not subject to any mandatory redemption, sinking fund, retirement fund, purchase fund or similar provisions. MetLife, Inc. may, at its option, redeem the Series D preferred stock, (a) in whole but not in part, at any time prior to March 15, 2028, within 90 days after the occurrence of a “rating agency event,” at a redemption price equal to $1,020 per share of Series D preferred stock, plus an amount equal to any accrued and unpaid dividends per share that have accrued but not been declared and paid for the then-current dividend period to but excluding the redemption date and (b) (i) in whole but not in part, at any time prior to March, 15, 2028, within 90 days after the occurrence of a “regulatory capital event” or (ii) in whole or in part, from time to time, on or after March 15, 2028, in each case, at a redemption price equal to $1,000 per share of Series D preferred stock, plus an amount equal to any accrued and unpaid dividends per share that have accrued but not been declared and paid for the then-current dividend period to, but excluding, such redemption date. A “rating agency event” means that any nationally recognized statistical rating organization that then publishes a rating for MetLife, Inc. amends, clarifies or changes the criteria it uses to assign equity credit to securities like the Series D preferred stock, which results in the lowering of the equity credit assigned to the Series D preferred stock or shortens the length of time that the Series D preferred stock is assigned a particular level of equity credit. A “regulatory capital event” could occur as a result of a change or proposed change in capital adequacy rules (or the interpretation or application thereof) of any capital regulator, including but not limited to the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Federal Insurance Office, the National Association of Insurance Commissioners or any state insurance regulator, as may then have group-wide oversight of MetLife, Inc.’s regulatory capital, from rules (or the interpretation or application thereof) in effect as of March 22, 2018, that would create a more than insubstantial risk, as determined by MetLife, Inc., that the Series D preferred stock would not be treated as “Tier 1 capital” or as capital with attributes similar to those of Tier 1 capital, except that a “regulatory capital event” will not include a change or proposed change (or the interpretation or application thereof) that would result in the adoption of any criterion substantially the same as the criteria in the capital adequacy rules of the Federal Reserve Board applicable to bank holding companies as of March 22, 2018.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Equity (continued)

Preferred stock authorized, issued and outstanding was as follows:

	March 31, 2018			December 31, 2017
Series	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
Floating Rate Non-Cumulative Preferred Stock, Series A	27,600,000	24,000,000	24,000,000	27,600,000	24,000,000	24,000,000
5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C	1,500,000	1,500,000	1,500,000	1,500,000	1,500,000	1,500,000
5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D	500,000	500,000	500,000	—	—	—
Series A Junior Participating Preferred Stock	10,000,000	—	—	10,000,000	—	—
Not designated	160,400,000	—	—	160,900,000	—	—
Total	200,000,000	26,000,000	26,000,000	200,000,000	25,500,000	25,500,000
Common Stock
During the three months ended March 31, 2018 and 2017, MetLife, Inc. repurchased 21,405,327 shares and 16,038,791 shares of its common stock through open market purchases for $1.0 billion and $858 million, respectively.
On November 1, 2017, MetLife, Inc. announced that its Board of Directors authorized $2.0 billion of common stock repurchases. At March 31, 2018, MetLife, Inc. had $720 million remaining under this common stock repurchase authorization. Common stock repurchases are dependent upon several factors, including the Company’s capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors.
See Note 15 for information on subsequent common stock repurchases.
Stock-Based Compensation Plans
Performance Shares and Performance Units
Final Performance Shares are paid in shares of MetLife, Inc. common stock. Final Performance Units are payable in cash equal to the closing price of MetLife, Inc. common stock on a date following the last day of the three-year performance period. The performance factor for the January 1, 2015 – December 31, 2017 performance period was 46.3%, which was determined within a possible range from 0% to 175%. This factor has been applied to the 1,194,283 Performance Shares and 186,085 Performance Units associated with that performance period that vested on December 31, 2017. As a result, in the first quarter of 2018, MetLife, Inc. issued 552,953 shares of its common stock (less withholding for taxes and other items, as applicable), excluding shares that payees choose to defer, and MetLife, Inc. or its affiliates paid the cash value of 86,157 Performance Units (less withholding for taxes and other items, as applicable).

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Equity (continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to MetLife, Inc., was as follows:

	Three Months Ended March 31, 2018
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$12,757	$905	$(4,390)	$(1,845)	$7,427
OCI before reclassifications	(3,811)	(352)	552	(4)	(3,615)
Deferred income tax benefit (expense)	835	58	3	1	897
AOCI before reclassifications, net of income tax	9,781	611	(3,835)	(1,848)	4,709
Amounts reclassified from AOCI	45	(165)	—	31	(89)
Deferred income tax benefit (expense)	(10)	27	—	(7)	10
Amounts reclassified from AOCI, net of income tax	35	(138)	—	24	(79)
Cumulative effects of changes in accounting principles	(425)	—	—	—	(425)
Deferred income tax benefit (expense), cumulative effects of changes in accounting principles	1,473	210	36	(382)	1,337
Cumulative effects of changes in accounting principles, net of income tax (2)	1,048	210	36	(382)	912
Sale of subsidiary (3)	—	—	92	—	92
Balance, end of period	$10,864	$683	$(3,707)	$(2,206)	$5,634

	Three Months Ended March 31, 2017
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$10,785	$1,865	$(5,312)	$(1,972)	$5,366
OCI before reclassifications	703	210	348	(20)	1,241
Deferred income tax benefit (expense)	(273)	(73)	122	2	(222)
AOCI before reclassifications, net of income tax	11,215	2,002	(4,842)	(1,990)	6,385
Amounts reclassified from AOCI	196	(229)	—	44	11
Deferred income tax benefit (expense)	(75)	80	—	(5)	—
Amounts reclassified from AOCI, net of income tax	121	(149)	—	39	11
Balance, end of period	$11,336	$1,853	$(4,842)	$(1,951)	$6,396
__________________

(1)	See Note 6 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI, and the policyholder dividend obligation.

(2)	See Note 1 for further information on adoption of new accounting pronouncements.

(3)	See Note 3 for further information on the 2018 disposition.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI		Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended March 31,
	2018	2017
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(101)	$40	Net investment gains (losses)
Net unrealized investment gains (losses)	3	6	Net investment income
Net unrealized investment gains (losses)	53	(151)	Net derivative gains (losses)
Net unrealized investment gains (losses)	—	(91)	Discontinued operations
Net unrealized investment gains (losses), before income tax	(45)	(196)
Income tax (expense) benefit	10	75
Net unrealized investment gains (losses), net of income tax	(35)	(121)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	16	8	Net derivative gains (losses)
Interest rate swaps	3	4	Net investment income
Interest rate swaps	—	1	Discontinued operations
Interest rate forwards	5	(4)	Net derivative gains (losses)
Interest rate forwards	1	—	Net investment income
Interest rate forwards	—	1	Discontinued operations
Foreign currency swaps	139	208	Net derivative gains (losses)
Foreign currency swaps	1	1	Other expenses
Foreign currency swaps	—	10	Discontinued operations
Gains (losses) on cash flow hedges, before income tax	165	229
Income tax (expense) benefit	(27)	(80)
Gains (losses) on cash flow hedges, net of income tax	138	149
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(36)	(49)
Amortization of prior service (costs) credit	5	5
Amortization of defined benefit plan items, before income tax	(31)	(44)
Income tax (expense) benefit	7	5
Amortization of defined benefit plan items, net of income tax	(24)	(39)
Total reclassifications, net of income tax	$79	$(11)
__________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 11.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

10. Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Employee related costs	$937	$937
Third party staffing costs	380	362
General and administrative expenses	243	221
Pension, postretirement and postemployment benefit costs	49	79
Premium taxes, other taxes, and licenses & fees	179	175
Commissions and other variable expenses	1,416	1,304
Capitalization of DAC	(796)	(713)
Amortization of DAC and VOBA	693	663
Amortization of negative VOBA	(22)	(43)
Interest expense on debt	286	283
Total other expenses	$3,365	$3,268
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

	Three Months Ended March 31,
	2018	2017
	Severance
	(In millions)
Balance, beginning of period	$22	$35
Restructuring charges	9	11
Cash payments	(12)	(8)
Balance, end of period	$19	$38
Total restructuring charges incurred since inception of initiative	$82	$46
Management anticipates further restructuring charges through the year ending December 31, 2019. However, such restructuring plans were not sufficiently developed to enable management to make an estimate of such restructuring charges at March 31, 2018.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

11. Employee Benefit Plans
Pension and Other Postretirement Benefit Plans
Certain subsidiaries of MetLife, Inc. sponsor and/or administer various U.S. qualified and nonqualified defined benefit pension plans and other postretirement employee benefit plans covering employees who meet specified eligibility requirements. These subsidiaries also provide certain postemployment benefits and certain postretirement medical and life insurance benefits for U.S. retired employees.
The components of net periodic benefit costs, reported in other expenses, were as follows:

	Three Months Ended March 31,
	2018		2017
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$60	$1	$61	$1
Interest costs	96	11	106	19
Expected return on plan assets	(133)	(18)	(130)	(18)
Amortization of net actuarial (gains) losses	44	(8)	49	—
Amortization of prior service costs (credit)	—	(5)	—	(5)
Net periodic benefit costs (credit)	$67	$(19)	$86	$(3)
12. Income Tax
On December 22, 2017, President Trump signed into law U.S. Tax Reform. U.S. Tax Reform includes numerous changes in tax law, including a permanent reduction in the U.S. federal corporate income tax rate from 35% to 21%, which took effect for taxable years beginning on or after January 1, 2018. U.S. Tax Reform moves the United States from a worldwide tax system to a participation exemption system by providing corporations a 100% dividends received deduction for dividends distributed by a controlled foreign corporation. To transition to that new system, U.S. Tax Reform imposed a one-time deemed repatriation tax on unremitted earnings and profits at a rate of 8.0% for illiquid assets and 15.5% for cash and cash equivalents.
In accordance with Staff Accounting Bulletin 118 issued by the U.S. Securities and Exchange Commission (“SEC”) in December 2017, the Company recorded provisional amounts for certain items for which the income tax accounting is not complete. For these items, the Company recorded a reasonable estimate of the tax effects of U.S. Tax Reform. The estimates will be reported as provisional amounts during a measurement period, which will not exceed one year from the date of enactment of U.S. Tax Reform. The Company may reflect adjustments to its provisional amounts upon obtaining, preparing, or analyzing additional information about facts and circumstances that existed as of the enactment date that, if known, would have affected the income tax effects initially reported as provisional amounts.
See Note 18 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report for further information. As of March 31, 2018, no updates were made to the provisional amounts.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

13. Earnings Per Common Share
The following table presents the weighted average shares, basic earnings per common share and diluted earnings per common share for each income category presented:

	Three Months Ended March 31,
	2018	2017
	(In millions, except per share data)
Weighted Average Shares:
Weighted average common stock outstanding for basic earnings per common share	1,035.9	1,090.4
Incremental common shares from assumed exercise or issuance of stock-based awards	8.5	8.3
Weighted average common stock outstanding for diluted earnings per common share	1,044.4	1,098.7
Income (Loss) from Continuing Operations:
Income (loss) from continuing operations, net of income tax	$1,257	$952
Less: Income (loss) from continuing operations, net of income tax, attributable to noncontrolling interests	4	3
Less: Preferred stock dividends	6	6
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$1,247	$943
Basic	$1.20	$0.87
Diluted	$1.19	$0.86
Income (Loss) from Discontinued Operations:
Income (loss) from discontinued operations, net of income tax	$—	$(76)
Less: Income (loss) from discontinued operations, net of income tax, attributable to noncontrolling interests	—	—
Income (loss) from discontinued operations, net of income tax, available to MetLife, Inc.’s common shareholders	$—	$(76)
Basic	$—	$(0.07)
Diluted	$—	$(0.07)
Net Income (Loss):
Net income (loss)	$1,257	$876
Less: Net income (loss) attributable to noncontrolling interests	4	3
Less: Preferred stock dividends	6	6
Net income (loss) available to MetLife, Inc.’s common shareholders	$1,247	$867
Basic	$1.20	$0.80
Diluted	$1.19	$0.79

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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at March 31, 2018. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of March 31, 2018, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $700 million.
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
As reported in the 2017 Annual Report, MLIC received approximately 3,514 asbestos-related claims in 2017. During the three months ended March 31, 2018 and 2017, MLIC received approximately 823 and 1,104 new asbestos-related claims, respectively. See Note 20 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2017. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through March 31, 2018.
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
Sales Practices Regulatory Matters
Regulatory authorities in a number of states and FINRA, and occasionally the SEC, have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products by MLIC and General American Life Insurance Company, as well as former subsidiaries of the Company that are part of Brighthouse as a result of the Separation, and a former broker-dealer subsidiary. These investigations often focus on the conduct of particular financial services representatives and the sale of unregistered or unsuitable products or the misuse of client assets. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. The Company may continue to resolve investigations in a similar manner. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for these sales practices-related investigations or inquiries.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
14. Contingencies, Commitments and Guarantees (continued)

Unclaimed Property Litigation
City of Westland Police and Fire Retirement System v. MetLife, Inc., et al. (S.D.N.Y., filed January 12, 2012)
Seeking to represent a class of persons who purchased MetLife, Inc. common shares between February 2, 2010, and October 6, 2011, the plaintiff alleges that MetLife, Inc. and several current and former directors and executive officers of MetLife, Inc. violated the Securities Act of 1933, as well as the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder by issuing, or causing MetLife, Inc. to issue, materially false and misleading statements concerning MetLife, Inc.’s potential liability for millions of dollars in insurance benefits that should have been paid to beneficiaries or escheated to the states. Plaintiff seeks unspecified compensatory damages and other relief. On September 22, 2017, the Court granted plaintiff’s motion to certify its proposed class of persons who purchased or acquired MetLife, Inc. common stock in the Company’s August 3, 2010 offering or the Company’s March 4, 2011 offering. The defendants intend to defend this action vigorously.
Total Asset Recovery Services, LLC. v. MetLife, Inc., et al. (Supreme Court of the State of New York, County of New York, filed November 17, 2017)
Alleging that MetLife, Inc., MLIC, and several other insurance companies violated the New York False Claims Act (the “Act”) by filing false unclaimed property reports from 1986 to 2017 with New York to avoid having to escheat the proceeds of more than 25,000 life insurance policies, including policies for which the defendants escheated funds as part of their demutualizations in the late 1990s, Total Asset Recovery Services (“The Relator”) has brought an action under the qui tam provision of the Act on behalf of itself and New York. The Relator originally filed this action under seal in 2010, and the complaint was unsealed on December 19, 2017. The Relator seeks treble damages and other relief. The Company intends to defend this action vigorously.
Total Control Accounts Litigation
MLIC is a defendant in a lawsuit related to its use of retained asset accounts, known as Total Control Accounts (“TCA”), as a settlement option for death benefits.
Owens v. Metropolitan Life Insurance Company (N.D. Ga., filed April 17, 2014)
Plaintiff filed this class action lawsuit on behalf of all persons for whom MLIC established a TCA to pay death benefits under an Employee Retirement Income Security Act of 1974 (“ERISA”) plan. The action alleges that MLIC’s use of the TCA as the settlement option for life insurance benefits under some group life insurance policies violates MLIC’s fiduciary duties under ERISA. As damages, plaintiff seeks disgorgement of profits that MLIC realized on accounts owned by members of the class. In addition, plaintiff, on behalf of a subgroup of the class, seeks interest under Georgia’s delayed settlement interest statute, alleging that the use of the TCA as the settlement option did not constitute payment. On September 27, 2016, the court denied MLIC’s summary judgment motion in full and granted plaintiff’s partial summary judgment motion. On September 29, 2017, the court certified a nationwide class. The court also certified a Georgia subclass. The Company intends to defend this action vigorously.
Diversified Lending Group Litigation
Hartshorne v. MetLife, Inc., et al. (Los Angeles County Superior Court, filed March 25, 2015)
Plaintiffs named MetLife, Inc., MetLife Securities, Inc., and New England Life Insurance Company in 12 related lawsuits in California state court alleging various causes of action including multiple negligence and statutory claims relating to a Ponzi scheme involving the Diversified Lending Group. The Company settled with the last remaining plaintiff on or about May 2, 2018.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
14. Contingencies, Commitments and Guarantees (continued)

Inquiries into Pension Benefits and Assumed Variable Annuity Guarantee Reserves and Related Litigation
The Company informed its primary state regulator, the New York Department of Financial Services (“NYDFS”), about its practices in connection with the payment of certain pension benefits to annuitants and related matters. The NYDFS is examining the issue. The Division of Enforcement of the SEC is also investigating this matter and several additional regulators, including, but not limited to, the Massachusetts Securities Division, have made inquiries into these practices, including as to related disclosures. It is possible that other jurisdictions may pursue similar investigations or inquiries. On January 29, 2018, the Company announced that in connection with a review of practices and procedures used to estimate reserves related to certain Retirement Income Solutions (“RIS”) group annuitants who have been unresponsive or missing over time, the Company had identified a material weakness in its internal control over financial reporting related to certain RIS group annuity reserves. In conjunction with the material weakness, the Company increased reserves by $510 million pre-tax to reinstate reserves previously released, and to reflect accrued interest and other related liabilities. See Note 1 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report.
The Company informed the SEC that as a result of its review of the calculation of reserves associated with certain variable annuity guarantees assumed from the former operating joint venture in Japan, the Company had identified a material weakness in its internal control over financial reporting related to these reserves. In conjunction with the material weakness, the Company decreased these reserves by $896 million pre-tax at December 31, 2017. See Note 1 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report. The Division of Enforcement of the SEC is investigating this matter and the Company has informed other regulators. It is possible that other regulators may pursue similar investigations or inquiries.
The Company is exposed to lawsuits and regulatory investigations, and could be exposed to additional legal actions relating to these matters. These may result in payments, including damages, fines, penalties, interest and other amounts assessed or awarded by courts or regulatory authorities under applicable escheat, tax, securities, ERISA, or other laws or regulations. The Company could incur significant costs in connection with these actions. The Company’s increase in reserves does not reflect, and the Company has not recorded an accrual for, any such potential amounts. An estimate of the possible loss or range of loss cannot be made at this time.
Parchmann v. MetLife, Inc., et. al. (E.D.N.Y., filed February 5, 2018)
Seeking to represent a class of persons who purchased MetLife, Inc. common stock from February 27, 2013 through January 29, 2018, the plaintiff alleges that MetLife, Inc., its Chief Executive Officer and Chairman of the Board, and its CFO violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by issuing materially false and/or misleading statements because the defendants failed to disclose that MetLife’s practices and procedures used to estimate its reserves set aside for annuity and pension payments were inadequate, and that MetLife had inadequate internal control over financial reporting. The plaintiff seeks unspecified compensatory damages and other relief. The defendants intend to defend this action vigorously.
Demands
By letter dated March 28, 2018 to the MetLife, Inc. Board of Directors, a shareholder, Rosemarie R. Zavolta, has demanded that MetLife, Inc. take action against current and former Board members and executive officers for alleged breaches of fiduciary duty with respect to (i) the Company’s allegedly inadequate practices and procedures used to estimate the Company’s reserves for annuity and pension payments, (ii) the alleged lack of adequate internal controls over financial reporting, and (iii) the alleged dissemination of false, misleading and/or incomplete information related to these issues. Zavolta has demanded that the Board: (i) undertake or cause to be undertaken an independent internal investigation into management’s violations of New York law, Delaware law, and/or federal law; and (ii) if warranted commence a civil action against each member of management to recover for the benefit of the Company the amount of damages sustained by the Company as a result of their breaches of fiduciary duties alleged. The MetLife, Inc. Board of Directors has appointed a special committee to investigate these allegations.

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
Martin v. Metropolitan Life Insurance Company, (Superior Court of the State of California, County of Contra Costa, filed December 17, 2015)
Plaintiffs filed this putative class action lawsuit on behalf of themselves and all California persons who have been charged compound interest by MLIC in life insurance policy and/or premium loan balances within the last four years. Plaintiffs allege that MLIC has engaged in a pattern and practice of charging compound interest on life insurance policy and premium loans without the borrower authorizing such compounding, and that this constitutes an unlawful business practice under California law. Plaintiff asserts causes of action for declaratory relief, violation of California’s Unfair Competition Law and Usury Law, and unjust enrichment. Plaintiff seeks declaratory and injunctive relief, restitution of interest, and damages in an unspecified amount. On April 12, 2016, the court granted MLIC’s motion to dismiss. Plaintiffs have appealed this ruling to the United States Court of Appeals for the Ninth Circuit. The Company intends to defend this action vigorously.
Lau v. Metropolitan Life Insurance Company (S.D.N.Y. filed, December 3, 2015)
This putative class action lawsuit was filed by a single defined contribution plan participant on behalf of all ERISA plans whose assets were invested in MetLife’s “Group Annuity Contract Stable Value Funds” within the past six years. The suit alleges breaches of fiduciary duty under ERISA and challenges the “spread” with respect to the stable value fund group annuity products sold to retirement plans. The allegations focus on the methodology MetLife uses to establish and reset the crediting rate, the terms under which plan participants are permitted to transfer funds from a stable value option to another investment option, the procedures followed if an employer terminates a contract, and the level of disclosure provided. Plaintiff seeks declaratory and injunctive relief, as well as damages in an unspecified amount. The parties settled on January 2, 2018 and the court has dismissed the action.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
14. Contingencies, Commitments and Guarantees (continued)

Newman v. Metropolitan Life Insurance Company (N.D. Ill., filed March 23, 2016)
Plaintiff filed this putative class action alleging causes of action for breach of contract, fraud, and violations of the Illinois Consumer Fraud and Deceptive Business Practices Act, based on MLIC’s class-wide increase in premiums charged for long-term care insurance policies. Plaintiff alleges a class consisting of herself and all persons over age 65 who selected a Reduced Pay at Age 65 payment feature and whose premium rates were increased after age 65. Plaintiff asserts that premiums could not be increased for these class members and/or that marketing material was misleading as to MLIC’s right to increase premiums. Plaintiff seeks unspecified compensatory, statutory and punitive damages, as well as recessionary and injunctive relief. On April 12, 2017, the court granted MLIC’s motion, dismissing the action with prejudice. Plaintiff appealed this ruling to the United States Court of Appeals for the Seventh Circuit (the “Seventh Circuit”) and on February 6, 2018, the Seventh Circuit reversed and remanded for further proceedings, ruling that Plaintiff is entitled to relief on her contract claim. Following MLIC’s petition for rehearing, the Seventh Circuit issued an amended opinion on March 22, 2018, holding that plaintiff’s claim survived MLIC’s motion to dismiss but finding that the policy is ambiguous as to MLIC’s right to raise plaintiff’s premiums. The Seventh Circuit held that on remand to the district court, the parties may introduce evidence to try to resolve this ambiguity.
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
Julian & McKinney v. Metropolitan Life Insurance Company (S.D.N.Y., filed February 9, 2017)
Plaintiffs filed this putative class and collective action on behalf of themselves and all current and former long-term disability (“LTD”) claims specialists between February 2011 and the present for alleged wage and hour violations under the Fair Labor Standards Act, the New York Labor Law, and the Connecticut Minimum Wage Act. The suit alleges that MetLife improperly reclassified the plaintiffs and similarly situated LTD claims specialists from non-exempt to exempt from overtime pay in November 2013. As a result, they and members of the putative class were no longer eligible for overtime pay even though they allege they continued to work more than 40 hours per week. On March 22, 2018, the Court conditionally certified the case as a collective action, requiring that notice be mailed to LTD claims specialists who worked for the Company from February 8, 2014 to the present. The Company intends to defend this action vigorously.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $3.7 billion and $3.4 billion at March 31, 2018 and December 31, 2017, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $6.1 billion at both March 31, 2018 and December 31, 2017.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $329 million, with a cumulative maximum of $775 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $7 million and $5 million at March 31, 2018 and December 31, 2017, respectively, for indemnities, guarantees and commitments.
15. Subsequent Events
Common Stock Repurchases
In the second quarter of 2018 through April 30, 2018, MetLife, Inc. repurchased 7,630,398 shares of its common stock in the open market for $350 million.
Common Stock Dividend
On April 24, 2018, the MetLife, Inc. Board of Directors declared a second quarter 2018 common stock dividend of $0.42 per share payable on June 13, 2018 to shareholders of record as of May 7, 2018. The Company estimates that the aggregate dividend payment will be $428 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information
For purposes of this discussion, “MetLife,” the “Company,” “we,” “our” and “us” refer to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates. This discussion should be read in conjunction with MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”), the cautionary language regarding forward-looking statements included below, the “Risk Factors” set forth in Part II, Item 1A, and the additional risk factors referred to therein, “Quantitative and Qualitative Disclosures About Market Risk” and the Company’s interim condensed consolidated financial statements included elsewhere herein.
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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes references to our performance measures, adjusted earnings and adjusted earnings available to common shareholders, that are not based on accounting principles generally accepted in the United States of America (“GAAP”). These measures are used by management to evaluate performance and allocate resources. Consistent with GAAP guidance for segment reporting, adjusted earnings is also our GAAP measure of segment performance. Adjusted earnings and other financial measures based on adjusted earnings are also the measures by which senior management’s and many other employees’ performance is evaluated for the purposes of determining their compensation under applicable compensation plans. Adjusted earnings and other financial measures based on adjusted earnings allow analysis of our performance relative to our business plan and facilitate comparisons to industry results. Forward-looking guidance provided on a non-GAAP basis cannot be reconciled to the most directly comparable GAAP measures on a forward-looking basis because net income may fluctuate significantly if net investment gains and losses and net derivative gains and losses move outside of estimated ranges. See “— Non-GAAP and Other Financial Disclosures” for definitions and a discussion of these measures, and “— Results of Operations” for reconciliations of historical non-GAAP financial measures to the most directly comparable GAAP measures.
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
Group Annuity Reserves, Assumed Variable Annuity Guarantee Reserves and Other Revisions
As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Overview — Group Annuity Reserves, Assumed Variable Annuity Guarantee Reserves and Other Revisions” included in the 2017 Annual Report, material weaknesses were identified in internal control over financial reporting relating to the review of practices and procedures used to estimate (i) the Company’s reserves related to certain Retirement and Income Solutions (“RIS”) group annuitants who have been unresponsive or missing over time and (ii) certain reserves associated with MetLife Holdings variable annuity guarantees assumed from a former operating joint venture in Japan. An update of the remediation plan to remove the material weaknesses is further described in “Controls and Procedures.” Also, see Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements for prior period revisions related to the Company’s consolidated results, as well as “Risk Factors” disclosed in the 2017 Annual Report for further information.

U.S. Tax Reform
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
 Given the complexities of U.S. Tax Reform, amounts recorded may change, possibly materially, due to, among other things, changes in interpretations and assumptions made by the Company, additional guidance that may be issued and actions that the Company may take. The Company continues to anticipate its 2018 effective tax rate to be in the range of 18% to 20%. See Notes 1 and 12 of the Notes to the Interim Condensed Consolidated Financial Statements for a further discussion of U.S. Tax Reform and the impact to the Company in the first quarter of 2018.
Separation of Brighthouse
On August 4, 2017, MetLife, Inc. completed the separation of Brighthouse Financial, Inc. and its subsidiaries (“Brighthouse”) through a distribution of 96,776,670 shares of Brighthouse Financial, Inc. common stock to the MetLife, Inc. common shareholders (the “Separation”). MetLife, Inc. retained the remaining ownership interest of 22,996,436 shares, or 19.2%, of Brighthouse Financial, Inc. common stock outstanding. The Separation resulted in the elimination of the Brighthouse Financial segment. The results of Brighthouse are reflected in the Company’s interim condensed consolidated financial statements as discontinued operations and, therefore, are presented as income (loss) from discontinued operations on the interim condensed consolidated statements of operations and comprehensive income (loss). Prior period results have been revised to reflect discontinued operations, which are reported in Corporate & Other. The reporting of discontinued operations had no impact on total consolidated assets or liabilities or on total consolidated net income (loss) for any of the periods presented. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for further information.
The Company intends to divest its shares of Brighthouse Financial, Inc. common stock as soon as practicable and is considering a variety of transactions to do so. These transactions may include an equity exchange offer, a direct sale of the shares, or an exchange involving debt securities. The Company expects to complete the divestiture prior to the end of 2018 and does not expect the structure of any such transaction to affect its plans to repurchase shares of MetLife, Inc. common stock in 2018. The structure and timing of any such transaction or repurchases may not permit shareholders to dispose of Company securities and acquire Brighthouse Financial, Inc. common stock in a tax-free exchange, and are dependent upon several factors, including our capital position, liquidity, financial strength and credit ratings, general market conditions, the price of securities compared to management’s assessment of underlying value, applicable regulatory approvals, as well as other legal and accounting factors.

Current Period Highlights
During the three months ended March 31, 2018, overall sales decreased slightly compared to the prior period reflecting declines in each of our segments despite growth in certain businesses, notably higher funding agreement issuances in our RIS business, continued growth in our voluntary business and increased sales of foreign currency-denominated life products in Japan. In addition, while positive net flows drove an increase in our investment portfolio, investment yields declined and interest credited rates were higher. Underwriting experience was favorable compared to the prior period. Net derivative gains (losses) improved primarily as a result of changes in key equity index levels, long-term U.S. interest rates and foreign currency exchange rates. An unfavorable change in net investment gains (losses) was primarily the result of a mark-to-market loss on our retained investment in Brighthouse Financial, Inc. common stock and a leveraged lease impairment.
The following represents segment level results and percentage contributions to total segment level adjusted earnings available to common shareholders for the three months ended March 31, 2018:
__________________

(1)	Excludes Corporate & Other adjusted loss available to common shareholders of $203 million.

(2)	Consistent with GAAP guidance for segment reporting, adjusted earnings is our GAAP measure of segment performance. See “— Non-GAAP and Other Financial Disclosures.”

Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017

Consolidated Results - Highlights
Net income (loss) available to MetLife, Inc.’s common shareholders up $380 million:

• Favorable change in net derivative gains (losses) of $561 million ($443 million, net of income tax)

• Favorable change in results from divested businesses of $316 million ($250 million, net of income tax)

• Unfavorable change in net investment gains (losses) of $421 million ($333 million, net of income tax)

• Unfavorable impact from U.S. Tax Reform of $54 million

(1) See “— Results of Operations — Consolidated Results” and “— Non-GAAP and Other Financial Disclosures” for reconciliations and definitions of non-GAAP financial measures.
Consolidated Results - Adjusted Earnings
Adjusted earnings available to common shareholders up $102 million:
•
The primary drivers of the increase in adjusted earnings were the favorable impact of U.S. Tax Reform, higher net investment income due to a larger asset base, favorable underwriting and lower expenses, partially offset by higher interest credited expenses, lower investment yields and other unfavorable tax items

•	Our results for the three months ended March 31, 2018 included the following:
	•	favorable impact from U.S. Tax Reform of $101 million
	•	favorable reserve adjustment of $62 million, net of income tax, relating to certain variable annuity guarantees assumed from a former joint venture in Japan
	•	a $34 million, net of income tax, increase in expenses associated with the Company’s previously announced unit cost initiative
•	Our results for the three months ended March 31, 2017 included the following:
	•	a $21 million, net of income tax, charge for expenses incurred related to a guaranty fund assessment for Penn Treaty Network America Insurance Company (“Penn Treaty”)
	•	favorable reserve adjustments of $34 million, net of income tax, resulting from modeling improvements in the reserving process in certain of our life businesses
	•	a $21 million, net of income tax, increase in expenses associated with the Company’s previously announced unit cost initiative
For a more in-depth discussion of our consolidated results, see “— Results of Operations — Consolidated Results” and “— Results of Operations — Consolidated Results — Adjusted Earnings.”

Other Key Information
Basis of Presentation
Discontinued Operations
As previously discussed, the results of Brighthouse are reflected in the Company’s consolidated financial statements as discontinued operations. Prior period results have been revised to reflect discontinued operations, which are reported in Corporate & Other. See “— Overview — Separation of Brighthouse” and Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information on discontinued operations and transactions with Brighthouse.
Revisions
See “— Overview — Group Annuity Reserves, Assumed Variable Annuity Guarantee Reserves and Other Revisions” and Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding prior period revisions related to the Company’s consolidated results.
Industry Trends
The following information on industry trends should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends” in Part II, Item 7, of the 2017 Annual Report.
We continue to be impacted by the changing global financial and economic environment that has been affecting the industry.
Financial and Economic Environment
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility and disruptions in global capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Global Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period” and “Risk Factors — Economic Environment and Capital Markets-Related Risks —Difficult Conditions in the Global Capital Markets and the Economy Generally May Materially Adversely Affect Our Business and Results of Operations” in the 2017 Annual Report.
We have market presence in numerous countries and, therefore, our business operations are exposed to risks posed by local and regional economic conditions. See “Risk Factors — Risks Related to Our Business — Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability” in the 2017 Annual Report.
We are closely monitoring political and/or economic conditions in the United Kingdom (“U.K.”), Mexico, and South Korea that might contribute to global market volatility and impact our business operations, investment portfolio and derivatives. For example, events following the U.K.’s referendum on June 23, 2016 and the uncertainties, including foreign currency exchange risks, associated with its pending withdrawal from the European Union (“EU”), have contributed to market volatility, both in the U.S. and beyond. These factors could contribute to weakening Gross Domestic Product growth, primarily in the U.K. and, to a lesser degree, continental Europe. The magnitude and longevity of the potential negative economic impacts would depend on the detailed agreements reached by the U.K. and the EU as a result of the negotiations regarding future trade and other arrangements. See “— Investments — Current Environment — Selected Country Investments.”

Central banks around the world are using monetary policy to address regional economic conditions. For example, in the United States, citing a strengthening economy, the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) has begun its balance sheet tapering and the Federal Reserve Board’s Federal Open Market Committee has continued to increase the federal funds rate, most recently in March 2018. While the European Central Bank has continued to expand its balance sheet via quantitative easing, it is doing so at a slower place and is expected to end quantitative easing by the end of 2018. In Japan, however, the Japanese government and the Bank of Japan are maintaining stimulus measures in order to boost inflation expectations and achieve sustainable economic growth in Japan. Such measures include the imposition of a negative rate on commercial bank deposits, continued government bond purchases and tax reform, including the lowering of the Japanese corporate tax rate and the delay until 2019 of an increase in the consumption tax to 10%. Going forward, Japan’s structural and demographic challenges may continue to limit its potential growth unless reforms that boost productivity are put into place. Japan’s high public sector debt levels are mitigated by low refinancing risks. Further actions by central banks in the future may affect interest rates and risk markets in the U.S., Europe, Japan and other developed and emerging economies, and may ultimately result in market volatility. We cannot predict with certainty the effect of these actions or the impact on our business operations, investment portfolio or derivatives. See “— Investments — Current Environment.”
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
In formulating economic assumptions for its insurance contract assumptions, the Company uses projections that it makes regarding interest rates. Included in these assumptions is the projection that the 10-year Treasury rate will rise to 4.25% by 2027. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Low Interest Rate Scenario” included in the 2017 Annual Report for further information.

Competitive Pressures
The life insurance industry remains highly competitive. Product development is focused on differentiation leading to more intense competition with respect to product features and services. Several of the industry’s products can be quite homogeneous and subject to intense price competition. Cost reduction efforts are a priority for industry players, with benefits resulting in price adjustments to favor customers and reinvestment capacity. Larger companies have the ability to invest in brand equity, product development, technology optimization, risk management, and innovation, which are among the fundamentals for sustained profitable growth in the life insurance industry. Insurers are focused on their core businesses, specifically in markets where they can achieve scale. Financial strength and flexibility, and technology modernization are prerequisites for sustainable growth in the life insurance industry. Larger market participants tend to have the capacity to invest in analytics, distribution, and information technology and have the capability to engage with the new digital entrants. There is a shift in distribution from proprietary to third party models in mature markets, due to the lower cost structure. Evolving customer expectations are having a significant impact on the competitive environment as insurers strive to offer the superior customer service demanded by an increasingly sophisticated industry client base. We believe that the continued volatility of the financial markets and its impact on the capital position of many competitors will continue to strain the competitive environment. Legislative and other changes affecting the regulatory environment can also affect the competitive environment within the life insurance industry and within the broader financial services industry. See “— Industry Trends — Regulatory Developments,” as well as “Business — Regulation” in the 2017 Annual Report. We believe that the aforementioned factors have highlighted financial strength, technology efficiency, and organizational agility as the most significant differentiators and, as a result, we believe the Company is well positioned to compete in this environment.
Regulatory Developments
The following discussion on regulatory developments should be read in conjunction with “Business — Regulation” in the 2017 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments.”
In the United States, our life insurance companies are regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, MetLife, Inc. and its U.S. insurance subsidiaries are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of MetLife’s operations, products and services are subject to consumer protection laws, securities, broker-dealer and investment adviser regulations, environmental and unclaimed property laws and regulations, and to the Employee Retirement Income Security Act of 1974 (“ERISA”). See “— U.S. Regulation” below, as well as “Business — Regulation — U.S. Regulation,” “Risk Factors — Regulatory and Legal Risks — Our Insurance, Pensions and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” “Risk Factors — Risks Related to Our Business — Our Statutory Life Insurance Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity,” and “Risk Factors — Regulatory and Legal Risks — Changes in U.S. Federal, State Securities and State Insurance Laws and Regulations May Affect Our Operations and Our Profitability” included in the 2017 Annual Report.
Our international insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are located or operate. In addition, our investment and pension companies outside of the U.S. are subject to oversight by the relevant securities, pension and other authorities of the jurisdictions in which the companies operate. Our non-U.S. insurance businesses are also subject to current and developing solvency regimes which impose various capital and other requirements. Additionally, we may be subject in the future to enhanced capital standards, supervision and additional requirements of other international and global regulatory initiatives. See “— International Regulation” below, as well as “Business — Regulation — International Regulation” and “Risk Factors — Regulatory and Legal Risks — Our Insurance, Pensions and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” included in the 2017 Annual Report.
U.S. Regulation
Insurance Regulation
Surplus and Capital; Risk-Based Capital
The National Association of Insurance Commissioners (“NAIC”) adopted for 2018 a Risk-Based Capital (“RBC”) revision for collateral pledged to support Federal Home Loan Bank (“FHLB”) advances, which we expect to have a modest positive impact on our RBC ratios, and a RBC charge for operational risk, which we expect to have an immaterial impact on our RBC ratios. The NAIC is also studying RBC revisions for bonds, real estate, and longevity risk, but it is premature to project the impact of any potential regulatory changes resulting from such studies.

New York Insurance Regulation 210
Insurance Regulation 210 went into effect in New York on March 19, 2018. Insurance Regulation 210 establishes standards for the determination and any readjustment of non-guaranteed elements (“NGEs”) that may vary at the insurer's discretion for life insurance policies and annuity contracts delivered or issued for delivery in New York State. Examples of NGEs include cost of insurance for universal life insurance policies, as well as interest crediting rates for annuities and universal life insurance policies. The regulation requires insurers to notify policyholders at least 60 days in advance of any change in NGEs that is adverse to policyholders and, with respect to life insurance, to notify the New York Department of Financial Services (“NYDFS”) at least 120 days prior to any such changes. Additionally, the regulation requires insurers to file annually with NYDFS to inform the NYDFS of any changes adverse to policyholders made in the prior year. The regulation generally prohibits insurers from increasing profit margins for in-force policies or adjusting NGEs in order to recoup past losses.
ERISA and Fiduciary Considerations
The Department of Labor (“DOL”) issued regulations, which became for the most part applicable on June 9, 2017, that substantially expanded the definition of “investment advice” and require that an impartial or “best interests” standard be met in providing such advice, thereby broadening the circumstances under which MetLife or its representatives, in providing investment advice with respect to ERISA plans, plan participants or Individual Retirement Accounts (“IRAs”), could be deemed a fiduciary under ERISA or the Internal Revenue Code of 1986, as amended. Several financial services industry groups have initiated litigation challenging the regulations on both procedural and substantive grounds. In particular, on March 15, 2018, the U.S. Court of Appeals for the Fifth Circuit (the “Fifth Circuit”) vacated the regulations (including related prohibited transaction exemptions), holding that the regulations were unreasonable, that the DOL lacked statutory authority to promulgate them, and that the DOL overreached its authority by doing so. This decision, which could take effect as early as May 7, 2018, if it is not further litigated, may alter whether and how some or all of the rules are applied to our business or the way in which predecessor prohibited transaction exemptions may be interpreted in the future.
On November 24, 2017, the NAIC issued an exposure draft of an expanded Suitability in Annuity Transactions Model Regulation, intended to result in the adoption of a “best interest” standard on a nationwide basis. The amendments to the regulation originally proposed are expected to be modified following the decision by the Fifth Circuit described above. In addition, on December 27, 2017, the NYDFS proposed revisions to Insurance Regulation 187, which not only incorporate the “best interest” standard, but also would expand the scope of the regulations to include sales of life insurance policies, as well as annuities, to consumers. The NYDFS’s proposed revisions to Insurance Regulation 187 were open for public comment until February 25, 2018, and on April 27, 2018, the NYDFS exposed an updated draft of the regulation for a 30-day comment period. Separately, on April 18, 2018, the SEC proposed and opened for public comment Regulation Best Interest, which would require broker-dealers to act in the best interest of “retail” customers including participants in ERISA-covered plans and IRAs when making a recommendation of any securities transaction or investment strategy involving securities. See “Risk Factors — Regulatory and Legal Risks — Our Insurance, Pensions and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” included in the 2017 Annual Report.
International Regulation
In Chile, in September 2015, a Presidential Advisory Committee issued several recommendations to reform the pension system and, on August 10, 2017, Chilean President Bachelet submitted a pension reform proposal comprised of three legislative components: (i) a 5% additional contribution from employers; (ii) a public independent entity to manage the additional funds; and (iii) legislative text that modifies pension fund administrator regulations. After assuming office in March 2018, President Piñera announced that his government will introduce pension reform legislation during his first year in office. While the details of his pension reform proposal are still unknown, there is a risk that this reform may have an adverse effect on our business in Chile.
Other International and Global Regulatory Initiatives
The General Data Protection Regulation (“GDPR”), which is intended to establish uniform data privacy laws across the EU, is scheduled to become effective for all EU member states on May 25, 2018. GDPR is extraterritorial in that it applies to EU entities, as well as entities not established in the EU that offer goods or services to data subjects in the EU or monitor consumer behavior that takes place in the EU. Fines may be imposed for non-compliance with the requirements of the GDPR.

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
In addition, the application of acquisition accounting requires the use of estimation techniques in determining the estimated fair values of assets acquired and liabilities assumed — the most significant of which relate to the aforementioned critical accounting estimates. In applying these policies and estimates, management makes subjective and complex judgments that frequently require assumptions about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to our business and operations. Actual results could differ from these estimates.
The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report.
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

Acquisitions and Dispositions
2018 Disposition
See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the Company’s disposition of MetLife Afore, S.A. de C.V., its pension fund management business in Mexico.
2017 Separation of Brighthouse
See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the Separation.

Results of Operations
Consolidated Results
Business Overview. Overall sales for the three months ended March 31, 2018 decreased slightly compared to the prior period reflecting declines in each of our segments despite growth in certain businesses. In our U.S. segment, while sales were down in both the RIS and Group Benefits businesses, funding agreement issuances were higher in RIS and Group Benefits experienced continued growth in its voluntary products. In Asia, the sales decline was largely the result of strong prior period sales, which included one large group case in Australia. Sales were also lower in Korea and Hong Kong, however; sales of foreign currency-denominated life products in Japan continued to increase. Total sales for Latin America decreased as a result of lower sales of group accident & health, life and retirement products in Mexico, partially offset by higher accident & health sales in Chile. The closing of the wealth management product to new business in the U.K. in the third quarter of 2017 resulted in lower sales for EMEA. Higher sales in employee benefits in Egypt and credit life in Turkey were partially offset by lower employee benefits sales in the Gulf region. Revenues in our MetLife Holdings segment decreased as a result of the discontinuance of the marketing of life and annuity products in early 2017.

	Three Months Ended March 31,
	2018	2017
	(In millions)
Revenues
Premiums	$9,178	$8,965
Universal life and investment-type product policy fees	1,392	1,360
Net investment income	3,745	4,421
Other revenues	474	342
Net investment gains (losses)	(333)	88
Net derivative gains (losses)	349	(212)
Total revenues	14,805	14,964
Expenses
Policyholder benefits and claims and policyholder dividends	9,015	9,173
Interest credited to policyholder account balances	769	1,451
Capitalization of DAC	(796)	(713)
Amortization of DAC and VOBA	693	663
Amortization of negative VOBA	(22)	(43)
Interest expense on debt	286	283
Other expenses	3,204	3,078
Total expenses	13,149	13,892
Income (loss) from continuing operations before provision for income tax	1,656	1,072
Provision for income tax expense (benefit)	399	120
Income (loss) from continuing operations, net of income tax	1,257	952
Income (loss) from discontinued operations, net of income tax	—	(76)
Net income (loss)	1,257	876
Less: Net income (loss) attributable to noncontrolling interests	4	3
Net income (loss) attributable to MetLife, Inc.	1,253	873
Less: Preferred stock dividends	6	6
Net income (loss) available to MetLife, Inc.’s common shareholders	$1,247	$867

Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017
During the three months ended March 31, 2018, net income (loss) increased $381 million from the prior period, primarily driven by favorable changes in net derivative gains (losses) and results from our divested businesses, partially offset by an unfavorable change in net investment gains (losses) and the unfavorable impact of U.S. Tax Reform.
Management of Investment Portfolio and Hedging Market Risks with Derivatives. We manage our investment portfolio using disciplined asset/liability management (“ALM”) principles, focusing on cash flow and duration to support our current and future liabilities. Our intent is to match the timing and amount of liability cash outflows with invested assets that have cash inflows of comparable timing and amount, while optimizing risk-adjusted net investment income and risk-adjusted total return. Our investment portfolio is heavily weighted toward fixed income investments, with over 80% of our portfolio invested in fixed maturity securities and mortgage loans. These securities and loans have varying maturities and other characteristics which cause them to be generally well suited for matching the cash flow and duration of insurance liabilities. In addition, our general account investment portfolio includes, within contractholder-directed equity securities and fair value option securities (collectively, “Unit-linked and FVO Securities”), contractholder-directed equity securities supporting unit-linked variable annuity type liabilities (“Unit-linked investments”), which do not qualify as separate account assets. The returns on these Unit-linked investments, which can vary significantly from period to period, include changes in estimated fair value subsequent to purchase, inure to contractholders and are offset in earnings by a corresponding change in policyholder account balances through interest credited to policyholder account balances.
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
Certain variable annuity products with guaranteed minimum benefits contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value recorded in net derivative gains (losses). We use freestanding derivatives to hedge the market risks inherent in these variable annuity guarantees. Ongoing refinement of the strategy may be required to adapt to changing NAIC rules, which may become effective as early as January 1, 2019. The restructured hedge strategy is classified as a macro hedge program, included in the non-VA program derivatives section of the table below, to protect our overall statutory capital from significant adverse economic conditions. The valuation of these embedded derivatives includes a nonperformance risk adjustment, which is unhedged, and can be a significant driver of net derivative gains (losses) and volatility in earnings, but does not have an economic impact on us.

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

	Three Months Ended March 31,
	2018	2017
	(In millions)
Non-VA program derivatives
Interest rate	$(97)	$(168)
Foreign currency exchange rate	287	125
Credit	(29)	44
Equity	17	(1)
Non-VA embedded derivatives	26	(40)
Total non-VA program derivatives	204	(40)
VA program derivatives
Market risks in embedded derivatives	(4)	287
Nonperformance risk adjustment on embedded derivatives	20	(52)
Other risks in embedded derivatives	(5)	(38)
Total embedded derivatives	11	197
Freestanding derivatives hedging embedded derivatives	134	(369)
Total VA program derivatives	145	(172)
Net derivative gains (losses)	$349	$(212)
The favorable change in net derivative gains (losses) on non-VA program derivatives was $244 million ($193 million, net of income tax). This was primarily due to realized currency losses in the prior period on sales of foreign-denominated securities in non-qualified hedges. Due to asymmetrical accounting, currency gains or losses on the derivatives are recognized each period in net derivative gains (losses), whereas currency gains or losses since inception on the foreign-denominated securities are recognized in net derivative gains (losses) only at maturity or termination. Additionally, short-term interest rates increased more in the current period than in the prior period, favorably impacting interest rate caps. There was a change in the value of the underlying assets favorably impacting non-VA embedded derivatives related to funds withheld on a certain reinsurance agreement. These increases were partially offset by credit spreads mostly widening in the current period and narrowing in the prior period unfavorably impacting replications. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The favorable change in net derivative gains (losses) on VA program derivatives was $317 million ($250 million, net of income tax). This was due to a favorable change of $212 million ($167 million, net of income tax) in market risks in embedded derivatives, net of the impact of freestanding derivatives hedging those risks, a favorable change of $33 million ($26 million, net of income tax) in other risks in embedded derivatives, and a favorable change of $72 million, ($57 million, net of income tax) in the nonperformance risk adjustment on embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.

The foregoing $212 million ($167 million, net of income tax) favorable change reflects a $503 million ($397 million, net of income tax) favorable change in freestanding derivatives hedging market risks in embedded derivatives partially offset by a $291 million ($230 million, net of income tax) unfavorable change in market risks in embedded derivatives.
The primary changes in market factors are summarized as follows:

•
Key equity index levels decreased in the current period and increased in the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the S&P 500 Index decreased 1% in the current period and increased 6% in the prior period.

•
Long-term U.S. interest rates increased more in the current period versus the prior period, contributing to a favorable change in our embedded derivatives. Our freestanding interest rate derivatives were favorably impacted by the restructuring of the VA hedging strategy. For example, the 30-year U.S. swap rate increased 28 basis points in the current period and increased 5 basis points in the prior period.

•
Changes in foreign currency exchange rates contributed to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives related to the assumed variable annuity guarantees from our former operating joint venture in Japan. For example, the Japanese yen strengthened against the U.S. dollar by 6% in the current period and strengthened by 4% in the prior period.

The aforementioned $72 million ($57 million, net of income tax) favorable change in the nonperformance risk adjustment on embedded derivatives resulted from a favorable change of $49 million, before income tax, related to changes in our own credit spread, in addition to a favorable change of $23 million, before income tax, as a result of model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees.
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
Net Investment Gains (Losses). The unfavorable change in net investment gains (losses) of $421 million ($333 million, net of income tax) primarily reflects mark-to-market losses on both our retained investment in Brighthouse Financial, Inc. common stock and our equity securities both of which are measured at fair value through net income, as well as a leveraged lease impairment and higher losses on sales of fixed maturity securities in the current period.
Divested Businesses. Income (loss) before provision for income tax related to the divested businesses, excluding net investment gains (losses) and net derivative gains (losses), increased $316 million ($250 million, net of income tax) to a loss of $2 million ($1 million, net of income tax) in the current period from a loss of $318 million ($251 million, net of income tax) in the prior period. Included in this increase was an increase in total revenues of $287 million, before income tax, and a decrease in total expenses of $29 million, before income tax. Divested businesses primarily include activity related to the Separation.
Discontinued Operations. Income (loss) from discontinued operations, net of income tax, increased $76 million for the three months ended March 31, 2018 from a loss of $76 million, net of income tax, for the comparable prior period. Income (loss) from discontinued operations reflects the results of our former Brighthouse Financial segment. For further information, see Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.

Taxes. Income tax expense for the three months ended March 31, 2018 was $399 million, or 24% of income (loss) from continuing operations before provision for income tax, compared with $120 million, or 11% of income (loss) from continuing operations before provision for income tax, for the three months ended March 31, 2017. The Company’s effective tax rates differ from the U.S. statutory rate of 21% typically due to non-taxable investment income, tax credits for low income housing, and foreign earnings taxed at different rates than the U.S. statutory rate. Our current period results include a tax charge of $17 million related to a tax adjustment in Chile and a $5 million tax charge in Colombia to establish a deferred tax liability due to a change in tax status. Our prior period results include a tax benefit of $9 million related to the settlement of an audit. The changes from U.S. Tax Reform resulted in a decrease in earnings of $54 million for the first quarter of 2018 compared to the prior period.
Adjusted Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use adjusted earnings, which does not equate to income (loss) from continuing operations, net of income tax, as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of adjusted earnings and adjusted earnings available to common shareholders, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings and other financial measures based on adjusted earnings allow analysis of our performance relative to our business plan and facilitate comparisons to industry results. Adjusted earnings and adjusted earnings available to common shareholders should not be viewed as substitutes for net income (loss) and net income (loss) available to MetLife, Inc.’s common shareholders, respectively. Adjusted earnings available to common shareholders increased $102 million, net of income tax, to $1.4 billion, net of income tax, for the three months ended March 31, 2018 from $1.3 billion, net of income tax, for the three months ended March 31, 2017.

Reconciliation of income (loss) from continuing operations, net of income tax, to adjusted earnings available to common shareholders
Three Months Ended March 31, 2018

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Net income (loss)	$489	$564	$186	$87	$344	$(413)	$1,257
Less: Income (loss) from discontinued operations, net of income tax	—	—	—	—	—	—	—
Income (loss) from continuing operations, net of income tax	$489	$564	$186	$87	$344	$(413)	$1,257
Less: Net investment gains (losses)	(110)	78	3	(6)	(106)	(192)	(333)
Less: Net derivative gains (losses)	(54)	259	149	1	34	(40)	349
Less: Other adjustments to continuing operations (1)	(45)	(8)	(64)	4	(31)	(2)	(146)
Less: Provision for income tax (expense) benefit	45	(92)	(42)	7	22	18	(42)
Adjusted earnings	$653	$327	$140	$81	$425	(197)	1,429
Less: Preferred stock dividends						6	6
Adjusted earnings available to common shareholders						$(203)	$1,423
Three Months Ended March 31, 2017

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Net income (loss)	$345	$480	$231	$81	$345	$(606)	$876
Less: Income (loss) from discontinued operations, net of income tax	—	—	—	—	—	(76)	(76)
Income (loss) from continuing operations, net of income tax	$345	$480	$231	$81	$345	$(530)	$952
Less: Net investment gains (losses)	(18)	117	12	2	21	(46)	88
Less: Net derivative gains (losses)	(148)	177	136	13	(4)	(386)	(212)
Less: Other adjustments to continuing operations (1)	(66)	(4)	(29)	5	(83)	(314)	(491)
Less: Provision for income tax (expense) benefit	80	(105)	(31)	(14)	24	286	240
Adjusted earnings	$497	$295	$143	$75	$387	(70)	1,327
Less: Preferred stock dividends						6	6
Adjusted earnings available to common shareholders						$(76)	$1,321
__________________

(1)
See definitions of adjusted revenues and adjusted expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments and Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for additional details on these adjustments by financial statement line item.

Reconciliation of revenues to adjusted revenues and expenses to adjusted expenses
Three Months Ended March 31, 2018

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Total revenues	$7,123	$3,203	$1,417	$462	$2,595	$5	$14,805
Less: Net investment gains (losses)	(110)	78	3	(6)	(106)	(192)	(333)
Less: Net derivative gains (losses)	(54)	259	149	1	34	(40)	349
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	(4)	—	(1)	—	—	(5)
Less: Other adjustments to revenues (1)	(54)	(82)	—	(286)	(16)	84	(354)
Total adjusted revenues	$7,341	$2,952	$1,265	$754	$2,683	$153	$15,148
Total expenses	$6,508	$2,402	$1,114	$361	$2,169	$595	$13,149
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	(7)	—	(1)	(6)	—	(14)
Less: Other adjustments to expenses (1)	(9)	(71)	64	(290)	21	86	(199)
Total adjusted expenses	$6,517	$2,480	$1,050	$652	$2,154	$509	$13,362
Three Months Ended March 31, 2017

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Total revenues	$7,034	$3,103	$1,398	$1,059	$2,942	$(572)	$14,964
Less: Net investment gains (losses)	(18)	117	12	2	21	(46)	88
Less: Net derivative gains (losses)	(148)	177	136	13	(4)	(386)	(212)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	1	—	—	—	—	1
Less: Other adjustments to revenues (1)	(66)	22	31	356	(33)	(277)	33
Total adjusted revenues	$7,266	$2,786	$1,219	$688	$2,958	$137	$15,054
Total expenses	$6,520	$2,372	$1,098	$952	$2,435	$515	$13,892
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	1	—	—	(2)	(1)	(2)
Less: Other adjustments to expenses (1)	—	26	60	351	52	38	527
Total adjusted expenses	$6,520	$2,345	$1,038	$601	$2,385	$478	$13,367
__________________

(1)
See definitions of adjusted revenues and adjusted expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments and Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for additional details on these adjustments by financial statement line item.

Consolidated Results —Adjusted Earnings
Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the increase in adjusted earnings were the favorable impact of U.S. Tax Reform, higher net investment income due to a larger asset base, favorable underwriting and lower expenses, partially offset by higher interest credited expenses, lower investment yields and other unfavorable tax items.
Foreign Currency. Changes in foreign currency exchange rates had a $35 million positive impact on adjusted earnings for the first quarter of 2018 compared to the prior period. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
U.S. Tax Reform. The changes from U.S. Tax Reform resulted in an increase in adjusted earnings of $101 million for the first quarter of 2018 compared to the prior period.
Business Growth. We benefited from positive net flows from many of our businesses, which increased our invested asset base. Growth in the investment portfolios of our U.S., Asia, and Latin America segments resulted in higher net investment income. However, this was offset by a corresponding increase in interest credited expense on certain insurance-related liabilities. In our U.S. segment, an increase in average premium per policy in our auto business, partially offset by a decrease in exposures, improved adjusted earnings. Business growth also drove an increase in commissions and other variable expenses, which were partially offset by higher DAC capitalization. The items discussed above resulted in a $38 million increase in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Excluding the impact of changes in foreign currency exchange rates on reported net investment income in our non-U.S. segments and changes in inflation rates on our inflation-indexed investments, investment yields decreased. Investment yields were negatively affected by (i) lower yields on fixed maturity securities and fixed maturity and equity securities held-for-investment by the general account to support asset and liability management strategies for certain insurance products and investments in certain separate accounts (“FVO general account securities”), (ii) lower returns on private equities driven by a decrease in certain partnership distributions, and (iii) lower income on derivatives. These decreases were partially offset by higher yields on mortgage loans. Higher average interest credited rates drove an increase in interest credited expenses, primarily in our U.S. segment. In our MetLife Holdings segment, lower equity market performance in the current period drove a decrease in average separate account balances, resulting in lower asset-based fee income. The changes in market factors discussed above resulted in a $136 million decrease in adjusted earnings.
Underwriting and Other Insurance Adjustments. Favorable underwriting resulted in a $64 million increase in adjusted earnings primarily as a result of lower catastrophe losses, favorable mortality in our Latin America segment and favorable morbidity in our U.S. segment, partially offset by unfavorable claims experience in our Asia segment. Refinements to DAC and certain insurance-related liabilities, which were recorded in both periods across the majority of our segments, resulted in a $26 million increase in adjusted earnings. This includes a current period favorable reserve adjustment of $62 million in our MetLife Holdings segment relating to certain variable annuity guarantees assumed from a former joint venture in Japan. This also includes favorable refinements in the prior period of (i) a DAC adjustment related to certain participating whole life business assumed from Brighthouse; and (ii) a reserve adjustment resulting from modeling improvements in our life business reserving process.
Expenses and Taxes. A $50 million decrease in expenses included expenses incurred in the prior period related to the guaranty fund assessment for Penn Treaty, as well as declines in Separation-related costs and costs associated with enterprise-wide initiatives. Our effective tax rates differ from the U.S. statutory rate of 21% typically due to nontaxable investment income, tax credits for low income housing, and foreign earnings taxed at different rates than the U.S. statutory rate. Lower utilization of tax preferenced items and foreign tax rate differential decreased current period adjusted earnings by $39 million from the prior period. Our current period results include a tax charge of $17 million related to a tax adjustment in Chile and a $5 million tax charge in Colombia to establish a deferred tax liability due to a change in tax status. Our prior period results include a tax benefit of $9 million related to the settlement of an audit.
Other. Adjusted earnings decreased by $19 million as a result of continued annuities reinsurance activity with Brighthouse. This unfavorable impact was due to the prior period recapture and novation of assumed and ceded agreements covering certain variable annuity business.

Segment Results and Corporate & Other
U.S.
Business Overview. Sales decreased from the prior period, primarily driven by our RIS business, with lower sales of stable value, pension risk transfers, structured settlement and specialized benefit products. These decreases in sales were partially offset by an increase in funding agreement issuances. Changes in premiums for the RIS business were almost entirely offset by the related changes in policyholder benefits and claims. Sales declined slightly in the Group Benefits business compared to the prior period, as lower sales in our core insurance products were mostly offset by continued growth in our voluntary products. The increase in premiums, fees and other revenues from the impact of prior year sales was partially offset by the loss of a large dental contract in the second quarter of 2017. In our Property & Casualty business, sales increased over the prior period. The number of exposures decreased from the prior period, reflecting management actions to improve the quality of the business.

	Three Months Ended March 31,
	2018	2017
	(In millions)
Adjusted revenues
Premiums	$5,217	$5,185
Universal life and investment-type product policy fees	258	265
Net investment income	1,662	1,612
Other revenues	204	204
Total adjusted revenues	7,341	7,266
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	5,138	5,244
Interest credited to policyholder account balances	407	351
Capitalization of DAC	(106)	(100)
Amortization of DAC and VOBA	115	114
Interest expense on debt	2	2
Other expenses	961	909
Total adjusted expenses	6,517	6,520
Provision for income tax expense (benefit)	171	249
Adjusted earnings	$653	$497
Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017
Unless otherwise stated, all amounts discussed below are net of income tax.
U.S. Tax Reform. The changes from U.S. Tax Reform resulted in an increase in adjusted earnings of $101 million for the first quarter of 2018 compared to the prior period.
Business Growth. The impact of deposits, net flows from funding agreements and increased premiums resulted in higher average invested assets, improving net investment income. However, consistent with the growth in average invested assets from increased premiums and net flows, interest credited on long-duration contracts increased. An increase in average premium per policy in our auto business, partially offset by the decrease in exposures, improved adjusted earnings. Higher volume-related, direct and premium tax expenses were mostly offset by lower pension and post retirement expenses. This net increase in expenses, coupled with the increase due to the current period reinstatement of the annual health insurer fee under the Patient Protection and Affordable Care Act, were mostly offset by a corresponding increase in premiums, fees and other revenues. The combined impact of the items discussed above increased adjusted earnings by $49 million.

Market Factors. Market factors, including interest rate levels, variability in equity market returns and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased, primarily due to lower returns from private equities, driven by a decrease in certain partnership distributions, as well as a decrease in derivative income. These decreases in investment yields were partially offset by higher returns on fixed maturity securities, real estate joint ventures and mortgage loans. Higher average interest credited rates drove an increase in interest credited expenses; however, this was partially offset by an increase in adjusted earnings due to a decrease in the crediting rate on certain long-duration insurance contracts. The changes in market factors discussed above resulted in a $51 million decrease in adjusted earnings.
Underwriting and Other Insurance Adjustments. In our Property & Casualty business, catastrophe-related losses decreased $43 million in the current period, primarily due to the impact of severe storm activity in the prior period. Non-catastrophe claim costs increased $5 million, the result of higher severities in our auto business and higher frequencies in our homeowner business, partially offset by lower auto frequencies and homeowner severities. Favorable claims experience, primarily in our individual disability and accident & health businesses, resulted in a $17 million increase in adjusted earnings. Less favorable mortality results in the current period, mainly due to less favorable claim experience in our term life business, driven by the impact of a more severe flu season, were partially offset by lower incidence in our accidental death & dismemberment and universal life businesses, which resulted in a $7 million decrease in adjusted earnings. Favorable mortality in our specialized life insurance business was partially offset by less favorable mortality in our pension risk transfer business, increasing adjusted earnings by $7 million.
Asia
Business Overview. Sales decreased compared to the prior period primarily due to strong prior period sales which included one large group case in Australia. In addition, sales were lower in Korea and Hong Kong as a result of prior period sales in advance of regulatory changes that went into effect in the second quarter of 2017. In Japan, we continue to see an increase in sales of foreign currency-denominated life products.

	Three Months Ended March 31,
	2018	2017
	(In millions)
Adjusted revenues
Premiums	$1,748	$1,708
Universal life and investment-type product policy fees	394	366
Net investment income	795	702
Other revenues	15	10
Total adjusted revenues	2,952	2,786
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	1,343	1,315
Interest credited to policyholder account balances	351	321
Capitalization of DAC	(465)	(420)
Amortization of DAC and VOBA	314	291
Amortization of negative VOBA	(15)	(37)
Other expenses	952	875
Total adjusted expenses	2,480	2,345
Provision for income tax expense (benefit)	145	146
Adjusted earnings	$327	$295
Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates increased adjusted earnings by $11 million for the first quarter of 2018 compared to the prior period, primarily due to the strengthening of the Japanese yen and Korean won against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.

U.S. Tax Reform. The changes from U.S. Tax Reform resulted in an increase in adjusted earnings of $11 million for the first quarter of 2018 compared to the prior period.
Business Growth. Asia’s premiums, fees and other revenues decreased from the prior period mainly due to a change in product mix from premium-based products to fee-based products, primarily from Yen protection products to foreign currency-denominated life products in Japan. The decrease in premiums from Yen protection products was partially offset by a related decline in policyholder benefits. Positive net flows in Japan and Korea resulted in higher average invested assets, which improved net investment income. The combined impact of the items discussed above improved adjusted earnings by $22 million.
Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment results were favorably impacted by increased derivative income, higher yields on mortgage loans and higher earnings from our joint venture in China. These increases were partially offset by lower returns on real estate investments due to a prior period lease termination fee and lower yields on fixed maturity securities in Korea and Bangladesh. The decline in fixed maturity yields was partially offset by the favorable impact of increased sales of foreign currency-denominated fixed annuities in Japan, primarily in its Australian dollar-denominated portfolio, which drove an increase in higher yielding foreign currency-denominated fixed maturity securities. The combined impact of the items discussed above increased adjusted earnings by $13 million.
Underwriting and Other Insurance Adjustments. Higher lapses and claims in Japan decreased adjusted earnings by $21 million. Refinements to certain insurance liabilities and other liabilities in the prior period resulted in a $15 million increase in adjusted earnings.
Expenses. Higher expenses, primarily driven by higher employee-related and project costs, reduced adjusted earnings by $15 million.
Latin America
Business Overview. Total sales for Latin America decreased compared to the prior period, driven by lower sales of group accident & health, life and retirement products in Mexico, partially offset by higher accident & health sales in Chile.

	Three Months Ended March 31,
	2018	2017
	(In millions)
Adjusted revenues
Premiums	$699	$647
Universal life and investment-type product policy fees	282	260
Net investment income	276	303
Other revenues	8	9
Total adjusted revenues	1,265	1,219
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	646	633
Interest credited to policyholder account balances	98	82
Capitalization of DAC	(94)	(82)
Amortization of DAC and VOBA	60	78
Interest expense on debt	2	1
Other expenses	338	326
Total adjusted expenses	1,050	1,038
Provision for income tax expense (benefit)	75	38
Adjusted earnings	$140	$143
Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017
Unless otherwise stated, all amounts discussed below are net of income tax.

Foreign Currency. Changes in foreign currency exchange rates increased adjusted earnings by $14 million for the first quarter of 2018 compared to the prior period mainly due to the strengthening of the Mexican and Chilean pesos against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
U.S. Tax Reform. The changes from U.S. Tax Reform resulted in a decrease in adjusted earnings of $10 million for the first quarter of 2018 compared to the prior period.
Business Growth. Latin America experienced growth across several lines of business primarily within Chile. This growth resulted in increased premiums and policy fee income which was largely offset by related changes in policyholder benefits. Positive net flows, primarily from Mexico and Chile, resulted in an increase in average invested assets and generated higher net investment income. This was partially offset by an increase in interest credited expense on certain insurance liabilities. Business growth also drove an increase in commissions and other variable expenses, which were partially offset by higher DAC capitalization. The items discussed above resulted in a $9 million decrease in adjusted earnings.
Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Changes in market factors resulted in a $38 million decrease in adjusted earnings primarily due to lower investment yields. The decrease in investment yields was primarily driven by lower returns from FVO general account securities in Chile and lower yields on fixed income securities in Mexico and Chile. In addition, an increase in interest credited expenses contributed to the decline in adjusted earnings.
Underwriting and Other Insurance Adjustments. Favorable underwriting resulted in a $35 million increase to adjusted earnings primarily driven by lower claims experience in Mexico. In addition, refinements to certain insurance liabilities and other adjustments in both periods, primarily in Chile, Mexico and Brazil, resulted in a $5 million increase to adjusted earnings.
Expenses and Taxes. An $18 million decrease in expenses was primarily the result of reduction of a litigation reserve in Argentina. Our results for the current period include tax expenses of $20 million primarily driven by a $17 million tax charge related to a tax adjustment in Chile and a $5 million tax charge in Colombia to establish a deferred tax liability due to a change in tax status. Other tax items include a $10 million tax benefit as a result of changes in the valuation of the peso in Argentina in both periods offset by a prior period tax benefit of $9 million related to the settlement of an audit.

EMEA
Business Overview. Sales decreased slightly in the current period. Excluding the impact from the closure of the U.K. wealth management product to new business, sales have increased, driven by accident and health, life and credit business sales.

	Three Months Ended March 31,
	2018	2017
	(In millions)
Adjusted revenues
Premiums	$551	$502
Universal life and investment-type product policy fees	112	95
Net investment income	75	74
Other revenues	16	17
Total adjusted revenues	754	688
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	294	269
Interest credited to policyholder account balances	25	24
Capitalization of DAC	(118)	(92)
Amortization of DAC and VOBA	106	87
Amortization of negative VOBA	(6)	(3)
Other expenses	351	316
Total adjusted expenses	652	601
Provision for income tax expense (benefit)	21	12
Adjusted earnings	$81	$75
Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates increased adjusted earnings by $10 million for the first quarter of 2018 as compared to the prior period, primarily driven by the weakening of the U.S. dollar against the euro, the Polish zloty, and the British pound. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
U.S. Tax Reform. The changes from U.S. Tax Reform resulted in a decrease in adjusted earnings of $7 million for the first quarter of 2018 compared to the prior period.
Business Growth. Growth from our accident & health and credit life businesses in Turkey and across several European markets increased adjusted earnings by $8 million.
Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. A slight decrease in net investment income was driven by the sustained low interest rate environment, which drove lower investment yields on fixed maturity securities.
Underwriting. Unfavorable underwriting, primarily in our employee benefits business in the U.K. and in our ordinary life business in France, decreased adjusted earnings by $11 million.
Expenses. Adjusted earnings increased by $12 million due to expense discipline across the region, as well as enterprise-wide initiatives taken by the Company, notably the closing of the wealth management product to new business in the U.K. in the third quarter of 2017.
Other. A decrease in our invested asset base due to dividend payments impacted net investment income and decreased adjusted earnings by $4 million.

MetLife Holdings
Business Overview. The discontinuance of the marketing of life and annuity products in this segment in early 2017 resulted in lower revenues. This will continue to result in a declining DAC asset over time and we anticipate an average decline in premiums, fees and other revenues of approximately 5% per year from expected business run-off. A significant portion of our adjusted earnings is driven by separate account balances. Most directly, these balances determine asset-based fee income but they also impact DAC amortization and asset-based commissions. Separate account balances are driven by sales, movements in the market, surrenders, withdrawals, benefit payments, transfers and policy charges. Separate account balances decreased due to negative net flows, as benefits, surrenders and withdrawals exceeded sales and equity performance. Although we have discontinued selling our long-term care product, we continue to collect premiums and administer the existing block of business, which contributed to asset growth in the segment, and we expect the related reserves to grow as this block matures.

	Three Months Ended March 31,
	2018	2017
	(In millions)
Adjusted revenues
Premiums	$950	$1,059
Universal life and investment-type product policy fees	314	362
Net investment income	1,352	1,441
Other revenues	67	96
Total adjusted revenues	2,683	2,958
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	1,550	1,733
Interest credited to policyholder account balances	236	257
Capitalization of DAC	(10)	(34)
Amortization of DAC and VOBA	100	74
Interest expense on debt	2	15
Other expenses	276	340
Total adjusted expenses	2,154	2,385
Provision for income tax expense (benefit)	104	186
Adjusted earnings	$425	$387
Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017
Unless otherwise stated, all amounts discussed below are net of income tax.
U.S. Tax Reform. The changes from U.S. Tax Reform resulted in an increase in adjusted earnings of $73 million for the first quarter of 2018 compared to the prior period.
Business Growth. Lower net investment income, resulting from a reduced invested asset base, primarily in fixed maturity securities, decreased adjusted earnings. The reduced asset base is primarily the result of negative net flows in our deferred annuities business. These negative net flows also contributed to a decrease in average separate account balances and, consequently, asset-based fee income. Lower deferred annuity interest credited increased adjusted earnings. In our life business, a decrease in universal life sales resulted in lower fee income, net of DAC amortization, decreasing adjusted earnings. Interest credited decreased in our life business, partially offset by an increase in our long-term care business, resulting in a net increase to adjusted earnings. The combined impact of the items discussed above resulted in a $29 million decrease in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased primarily due to lower derivative income, as well as lower returns on fixed maturity securities and mortgage loans. These reductions in yields were partially offset by higher returns on real estate joint ventures. In our deferred annuity business, lower equity returns drove a decrease in average separate account balances which resulted in lower asset-based fee income. The changes in market factors discussed above resulted in a $46 million decrease in adjusted earnings.

Underwriting and Other Insurance Adjustments. Favorable claims experience in our long-term care business, as well as mortality gains on life-contingent annuities, partially offset by unfavorable mortality in our life business, resulted in a $7 million increase in adjusted earnings. Refinements to DAC and certain insurance-related liabilities that were recorded in both periods resulted in a $3 million increase in adjusted earnings. This includes a current period favorable reserve adjustment of $62 million relating to certain variable annuity guarantees assumed from a former joint venture in Japan. This also includes favorable refinements in the prior period of (i) a DAC adjustment related to certain participating whole life business assumed from Brighthouse; and (ii) a reserve adjustment resulting from modeling improvements in our life business reserving process.
Expenses. Adjusted earnings increased by $39 million as a result of lower expenses, primarily due to declines in Separation-related expenses.
Other. Adjusted earnings decreased by $19 million as a result of continued annuities reinsurance activity with Brighthouse. This unfavorable impact was due to the prior period recapture and novation of assumed and ceded agreements covering certain variable annuity business and continued reinsurance activity.

Corporate & Other

	Three Months Ended March 31,
	2018	2017
	(In millions)
Adjusted revenues
Premiums	$13	$38
Net investment income	59	40
Other revenues	81	59
Total adjusted revenues	153	137
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	(3)	25
Interest credited to policyholder account balances	—	1
Capitalization of DAC	(2)	(1)
Amortization of DAC and VOBA	2	1
Interest expense on debt	280	277
Other expenses	232	175
Total adjusted expenses	509	478
Provision for income tax expense (benefit)	(159)	(271)
Adjusted earnings	(197)	(70)
Less: Preferred stock dividends	6	6
Adjusted earnings available to common shareholders	$(203)	$(76)
The table below presents adjusted earnings available to common shareholders by source:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Other business activities	$6	$8
Other net investment income	57	69
Interest expense on debt	(293)	(298)
Corporate initiatives and projects	(39)	(49)
Other	(87)	(71)
Provision for income tax (expense) benefit and other tax-related items	159	271
Preferred stock dividends	(6)	(6)
Adjusted earnings available to common shareholders	$(203)	$(76)
Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017
Unless otherwise stated, all amounts discussed below are net of income tax.
U.S. Tax Reform. The changes from U.S. Tax Reform resulted in a decrease in adjusted earnings of $67 million for the first quarter of 2018 compared to the prior period.
Other Net Investment Income. Higher returns on private equities were more than offset by lower returns on the remainder of the portfolio, resulting in a decrease of $9 million in other net investment income.
Corporate Initiatives and Projects. Expenses associated with corporate initiatives and projects decreased by $8 million, primarily due to lower costs associated with enterprise-wide initiatives, partially offset by higher expenses related to our unit cost initiative.

Provision for Income Tax (Expense) Benefit and Other Tax-Related Items. In addition to the impact of U.S. Tax Reform, Corporate & Other’s effective tax rate differs from the U.S. statutory rate of 21% typically due to benefits from the impact of certain permanent tax preferenced items, including non-taxable investment income, tax credits for investments in low income housing, and foreign earnings taxed at different rates than the U.S. statutory rate. Results for the current period were lower by $45 million due to decreased utilization of tax preferenced items.
Other. Adjusted earnings decreased as a result of a $32 million increase in litigation reserves and an $18 million increase in corporate-related expenses. These increases in expenses were partially offset by $21 million of expenses incurred in the prior period and taxed at the prior period rate related to the guaranty fund assessment for Penn Treaty and a $13 million decrease in employee-related expenses.

Investments
Investment Risks
Our primary investment objective is to optimize, net of income tax, risk-adjusted net investment income and risk-adjusted total return while ensuring that assets and liabilities are managed on a cash flow and duration basis. The Investments Department, led by the Chief Investment Officer, manages investment risks using a risk control framework comprised of policies, procedures and limits, as discussed further below. The Investments Risk Committee reviews and monitors investment risk limits and tolerances. We are exposed to the following primary sources of investment risks:

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

We manage investment risk through in-house fundamental credit analysis of the underlying obligors, issuers, transaction structures and real estate properties. We also manage credit risk, market valuation risk and liquidity risk through industry and issuer diversification and asset allocation. Risk limits to promote diversification by asset sector, to avoid concentrations in any single issuer and to limit overall aggregate credit and equity risk exposure, as measured by our economic capital framework, are approved annually by the Investment Committee of MetLife, Inc. that oversees our investment portfolio. For real estate assets, we manage credit risk and market valuation risk through geographic, property type and product type diversification and asset allocation. We manage interest rate risk as part of our ALM strategies. These strategies include maintaining an investment portfolio with diversified maturities that has a weighted average duration that reflects the duration of our estimated liability cash flow profile, and utilizing product design, such as the use of market value adjustment features and surrender charges, to manage interest rate risk. We also manage interest rate risk through proactive monitoring and management of certain non-guaranteed elements of our products, such as the resetting of credited interest and dividend rates for policies that permit such adjustments. In addition to hedging with foreign currency derivatives, we manage currency risk by matching much of our foreign currency liabilities in our foreign subsidiaries with their respective foreign currency assets, thereby reducing our risk to foreign currency exchange rate fluctuation. We also use certain derivatives in the management of credit, interest rate and market valuation risk.
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
Current Environment
The global economy and markets continue to be affected by stress and volatility, which has adversely affected the financial services sector, in particular, and global capital markets. Political and economic instability has contributed to global market volatility which may have an impact on our investments.
As a global insurance company, we continue to be impacted by the changing global financial and economic environment, as well as the monetary policy of central banks around the world. Measures taken by central banks, including with respect to the level of interest rates, may have an impact on the pricing levels of risk-bearing investments and may adversely impact our business operations, investment portfolio and derivatives. The current environment continues to impact our net investment income, net investment gains (losses), net derivative gains (losses), level of unrealized gains (losses) within the various asset classes in our investment portfolio, and our level of investment in lower yielding cash equivalents, short-term investments and government securities. See “— Industry Trends — Financial and Economic Environment,” as well as “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Global Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period” included in the 2017 Annual Report.
European Investments
We maintain general account investments in Europe to support our insurance operations and related policyholder liabilities in these countries and certain of our non-European operations invest in Europe for diversification. In Europe, we have proactively mitigated risk in both direct and indirect exposures by investing in a diversified portfolio of high quality investments with a focus on the higher-rated countries, including the U.K., Germany, France, the Netherlands, Poland, Sweden and Norway. The sovereign debt of these countries continues to maintain investment grade credit ratings from all major rating agencies. Our European fixed maturity and perpetual hybrid securities classified as non-redeemable preferred stock are invested in a diversified portfolio of primarily non-financial services securities. At March 31, 2018, our exposure to such securities in Europe totaled $37.9 billion, at estimated fair value, of which $8.7 billion was in sovereign fixed maturity securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment — European Investments” included in the 2017 Annual Report for further information.
Selected Country Investments
We have country specific exposure to volatility, as we maintain general account investments in the U.K., South Korea and Mexico to support our insurance operations and related policyholder liabilities in these countries. We also have exposure to volatility in these selected countries through our global portfolio diversification. Our exposure to sovereign fixed maturity securities and total fixed maturity securities of the U.K., South Korea and Mexico totaled $10.1 billion and $25.7 billion, at estimated fair value, respectively, at March 31, 2018.
We manage direct and indirect investment exposure in the selected countries through fundamental credit analysis and we continually monitor and adjust our level of investment exposure. We do not expect any adverse impact to our general account investments in these countries will have a material adverse effect on our results of operations or financial condition.

Investment Portfolio Results
The following yield table presents the yield and net investment income, as reported on an adjusted basis, for our investment portfolio for the periods indicated. We calculate yields using net investment income, as reported on an adjusted basis. Net investment income, as reported on an adjusted basis, includes the impact of changes in foreign currency exchange rates. This yield table presentation is consistent with how we measure our investment performance for management purposes, and we believe it enhances understanding of our investment portfolio results.

	For the Three Months Ended March 31,
	2018		2017
	Yield % (1)	Amount	Yield % (1)	Amount
	(Dollars in millions)
Fixed maturity securities (2), (3)	4.19%	$2,839	4.34%	$2,825
Mortgage loans (3)	4.53%	792	4.47%	736
Real estate and real estate joint ventures	3.39%	83	3.20%	73
Policy loans	5.12%	124	5.33%	127
Equity securities	3.79%	16	4.90%	31
Other limited partnership interests	15.10%	219	18.58%	240
Cash and short-term investments	1.87%	46	1.42%	33
Other invested assets		228		214
Investment income	4.50%	4,347	4.65%	4,279
Investment fees and expenses	(0.13)%	(128)	(0.15)%	(134)
Net investment income including divested businesses (4)	4.37%	4,219	4.50%	4,145
Less: net investment income from divested businesses (4)		—		(27)
Net investment income, as reported on an adjusted basis (4)		$4,219		$4,172
__________________

(1)
Yields are calculated as investment income as a percent of average quarterly asset carrying values. Investment income excludes recognized gains and losses. Asset carrying values exclude unrealized gains (losses), collateral received in connection with our securities lending program, annuities funding structured settlement claims, freestanding derivative assets, collateral received from derivative counterparties, the effects of consolidating certain variable interest entities (“VIEs”) under GAAP that are treated as consolidated securitization entities (“CSEs”), Unit-linked investments and FVO Brighthouse Common Stock. A yield is not presented for other invested assets, as it is not considered a meaningful measure of performance for this asset class.

(2)	Investment income from fixed maturity securities includes amounts from FVO general account securities of $6 million and $29 million for the three months ended March 31, 2018 and 2017, respectively.

(3)	Investment income from fixed maturity securities and mortgage loans includes prepayment fees.

(4)
See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information, as well as the presentation of net investment income, as reported on an adjusted basis, compared to the most directly comparable GAAP financial measure. See “— Non-GAAP and Other Financial Disclosures” for discussion of divested businesses.

See “— Results of Operations — Consolidated Results — Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017” for an analysis of the period over period changes in net investment income.

Fixed Maturity Securities AFS and Equity Securities
The following table presents fixed maturity securities AFS and equity securities by type (public or private) and information about perpetual and redeemable securities held at:

	March 31, 2018		December 31, 2017
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities AFS
Publicly-traded	$257,582	84.5%	$262,078	84.8%
Privately-placed	47,129	15.5	46,853	15.2
Total fixed maturity securities AFS	$304,711	100.0%	$308,931	100.0%
Percentage of cash and invested assets	66.9%		67.6%
Equity securities
Publicly-traded	$1,316	85.2%	$1,490	59.3%
Privately-held	228	14.8	1,023	40.7
Total equity securities	$1,544	100.0%	$2,513	100.0%
Percentage of cash and invested assets	0.3%		0.6%
Perpetual securities included within fixed maturity AFS and equity securities	$442		$440
Redeemable preferred stock with a stated maturity included within fixed maturity securities AFS	$573		$884
Perpetual securities are included within fixed maturity securities available-for-sale (“AFS”) and equity securities. Upon acquisition, we classify perpetual securities that have attributes of both debt and equity as fixed maturity securities AFS if the securities have an interest rate step-up feature which, when combined with other qualitative factors, indicates that the securities have more debt-like characteristics; while those with more equity-like characteristics are classified as equity securities. Many of such securities, commonly referred to as “perpetual hybrid securities,” have been issued by non-U.S. financial institutions that are accorded the highest two capital treatment categories by their respective regulatory bodies (i.e. core capital, or “Tier 1 capital” and perpetual deferrable securities, or “Upper Tier 2 capital”).
Redeemable preferred stock with a stated maturity is included within fixed maturity securities AFS. These securities, which are commonly referred to as “capital securities,” primarily have cumulative interest deferral features and are primarily issued by U.S. financial institutions.
In connection with our investment management business, we manage a broad array of securities, limited partnership interests and liquid investments on behalf of institutional clients, which are unaffiliated investors. Assets under management, by sector, at estimated fair value, were as follows: investment grade corporate fixed maturity securities, including privately-placed, infrastructure and state and political subdivision, $66.9 billion and $66.6 billion at March 31, 2018 and December 31, 2017, respectively; structured finance fixed maturity securities, including residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”) (collectively, “Structured Securities”), $16.4 billion and $15.8 billion at March 31, 2018 and December 31, 2017, respectively; U.S. government and agency fixed maturity securities, $18.9 billion and $21.7 billion at March 31, 2018 and December 31, 2017, respectively; foreign government fixed maturity securities, $2.2 billion and $2.1 billion at March 31, 2018 and December 31, 2017, respectively; below investment grade corporate fixed maturity securities, including emerging market and high yield, $7.8 billion and $7.7 billion at March 31, 2018 and December 31, 2017, respectively; equity securities, $0.3 billion at both March 31, 2018 and December 31, 2017; other limited partnership interests, $1.7 billion at both March 31, 2018 and December 31, 2017; and cash equivalents and short-term investments, $2.6 billion and $3.0 billion at March 31, 2018 and December 31, 2017, respectively.

Also in connection with our investment management business, we manage index investment portfolios that track the return of industry fixed income and equity market indices such as the Bloomberg Barclay’s U.S. Aggregate Bond Index and Standard & Poor’s (“S&P”) 500® Index. These assets had an estimated fair value of $28.0 billion and $28.5 billion at March 31, 2018 and December 31, 2017 respectively. Index investment portfolios included within separate account assets in our interim condensed consolidated financial statements were $14.8 billion and $14.9 billion at March 31, 2018 and December 31, 2017, respectively. Index investment portfolios managed on behalf of our institutional clients were $13.2 billion and $13.6 billion at March 31, 2018 and December 31, 2017, respectively and are not included in our interim condensed consolidated financial statements. Index investment portfolios managed on behalf of our institutional clients, by sector, at estimated fair value, were as follows: investment grade corporate fixed maturity securities and state and political subdivision securities, $775 million and $794 million at March 31, 2018 and December 31, 2017, respectively; structured securities, $823 million and $828 million at March 31, 2018 and December 31, 2017, respectively; U.S. government and agency fixed maturity securities, $1.1 billion at both March 31, 2018 and December 31, 2017; equity securities, $10.0 billion and $10.4 billion at March 31, 2018 and December 31, 2017, respectively; and cash equivalents and short-term investments, $474 million and $517 million at March 31, 2018 and December 31, 2017, respectively.
See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities AFS — Valuation of Securities” included in the 2017 Annual Report for further information on the processes used to value securities and the related controls.
Fair Value of Fixed Maturity Securities AFS and Equity Securities
Fixed maturity securities AFS and equity securities measured at estimated fair value on a recurring basis and their corresponding fair value pricing sources are as follows:

	March 31, 2018
	Fixed Maturity Securities		Equity Securities
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$22,873	7.5%	$909	58.9%
Level 2
Independent pricing sources	263,548	86.5	118	7.6
Internal matrix pricing or discounted cash flow techniques	2,719	0.9	95	6.2
Significant other observable inputs	266,267	87.4	213	13.8
Level 3
Independent pricing sources	11,347	3.7	297	19.2
Internal matrix pricing or discounted cash flow techniques	3,953	1.3	123	8.0
Independent broker quotations	271	0.1	2	0.1
Significant unobservable inputs	15,571	5.1	422	27.3
Total estimated fair value	$304,711	100.0%	$1,544	100.0%
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for the fixed maturity securities AFS and equity securities fair value hierarchy.

The composition of fair value pricing sources for and significant changes in Level 3 securities at March 31, 2018 are as follows:

•	The majority of the Level 3 fixed maturity securities AFS and equity securities were concentrated in three sectors: foreign and U.S. corporate securities and RMBS.

•
Level 3 fixed maturity securities are priced principally through market standard valuation methodologies, independent pricing services and, to a much lesser extent, independent non-binding broker quotations using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. Level 3 fixed maturity securities consist of less liquid securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies. Level 3 fixed maturity securities include: sub-prime RMBS; certain below investment grade private securities; less liquid investment grade corporate securities (included in United States and foreign corporate securities) and less liquid ABS and foreign government securities.

•
During the three months ended March 31, 2018, Level 3 fixed maturity securities decreased by $698 million, or 4%. The decrease was driven by transfers out of Level 3 in excess of transfers into Level 3, partially offset by purchases in excess of sales.

See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for a rollforward of the fair value measurements for fixed maturity securities AFS and equity securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs; transfers into and/or out of Level 3; and further information about the valuation approaches and inputs by level by major classes of invested assets that affect the amounts reported above. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Estimated Fair Value of Investments” included in the 2017 Annual Report for further information on the estimates and assumptions that affect the amounts reported above.
Fixed Maturity Securities AFS
See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information about fixed maturity securities AFS by sector, contractual maturities and continuous gross unrealized losses.
Fixed Maturity Securities Credit Quality — Ratings
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities AFS — Fixed Maturity Securities Credit Quality — Ratings” included in the 2017 Annual Report for a discussion of the credit quality ratings assigned by Nationally Recognized Statistical Rating Organizations (“NRSRO”), credit quality designations assigned by and methodologies used by the Securities Valuation Office of the NAIC for fixed maturity securities and the revised methodologies adopted by the NAIC for certain Structured Securities.
The following table presents total fixed maturity securities by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the revised NAIC methodologies, as well as the percentage, based on estimated fair value that each NAIC designation is comprised of at:

		March 31, 2018				December 31, 2017
NAIC Designation	NRSRO Rating	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$200,912	$13,534	$214,446	70.4%	$201,806	$17,024	$218,830	70.8%
2	Baa	68,896	3,635	72,531	23.8	67,270	5,126	72,396	23.4
	Subtotal investment grade	269,808	17,169	286,977	94.2	269,076	22,150	291,226	94.2
3	Ba	11,165	386	11,551	3.8	11,155	556	11,711	3.8
4	B	5,263	69	5,332	1.7	5,004	151	5,155	1.7
5	Caa and lower	838	(11)	827	0.3	824	9	833	0.3
6	In or near default	25	(1)	24	—	10	(4)	6	—
	Subtotal below investment grade	17,291	443	17,734	5.8	16,993	712	17,705	5.8
	Total fixed maturity securities	$287,099	$17,612	$304,711	100.0%	$286,069	$22,862	$308,931	100.0%

The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the revised NAIC methodologies:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation:	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating:	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(Dollars in millions)
March 31, 2018
U.S. corporate	$36,439	$35,010	$6,213	$3,527	$645	$—	$81,834
Foreign government	55,968	5,241	2,318	930	52	1	64,510
Foreign corporate	21,661	30,333	2,573	835	61	—	55,463
U.S. government and agency	43,410	417	—	—	—	—	43,827
RMBS	26,848	303	179	39	19	23	27,411
State and political subdivision	11,644	475	73	—	—	—	12,192
ABS	10,936	632	192	1	3	—	11,764
CMBS	7,540	120	3	—	47	—	7,710
Total fixed maturity securities	$214,446	$72,531	$11,551	$5,332	$827	$24	$304,711
Percentage of total	70.4%	23.8%	3.8%	1.7%	0.3%	—%	100.0%

December 31, 2017
U.S. corporate	$37,305	$35,096	$6,153	$3,387	$717	$3	$82,661
Foreign government	53,027	5,135	2,376	947	49	—	61,534
Foreign corporate	21,925	30,214	2,616	759	55	—	55,569
U.S. government and agency	47,067	327	—	—	—	—	47,394
RMBS	28,209	297	224	61	9	—	28,800
State and political subdivision	11,921	454	78	—	—	2	12,455
ABS	11,311	760	215	1	3	1	12,291
CMBS	8,065	113	49	—	—	—	8,227
Total fixed maturity securities	$218,830	$72,396	$11,711	$5,155	$833	$6	$308,931
Percentage of total	70.8%	23.4%	3.8%	1.7%	0.3%	—%	100.0%
U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top 10 holdings comprised 1% of total investments at both March 31, 2018 and December 31, 2017. The tables below present our U.S. and foreign corporate securities holdings by industry at:

	March 31, 2018		December 31, 2017
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$41,975	30.6%	$42,273	30.6%
Consumer	31,020	22.6	31,419	22.7
Finance	29,932	21.8	29,884	21.6
Utility	21,861	15.9	21,773	15.8
Communications	10,805	7.9	11,072	8.0
Other	1,704	1.2	1,809	1.3
Total	$137,297	100.0%	$138,230	100.0%

Structured Securities
We held $46.9 billion and $49.3 billion of Structured Securities, at estimated fair value, at March 31, 2018 and December 31, 2017, respectively, as presented in the RMBS, ABS and CMBS sections below.
RMBS
The table below presents our RMBS holdings at:

	March 31, 2018			December 31, 2017
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By security type:
Collateralized mortgage obligations	$14,832	54.1%	$748	$15,388	53.4%	$913
Pass-through securities	12,579	45.9	(195)	13,412	46.6	41
Total RMBS	$27,411	100.0%	$553	$28,800	100.0%	$954
By risk profile:
Agency	$18,915	69.0%	$(119)	$20,010	69.5%	$274
Prime	1,143	4.2	66	1,209	4.2	73
Alt-A	4,060	14.8	367	4,182	14.5	372
Sub-prime	3,293	12.0	239	3,399	11.8	235
Total RMBS	$27,411	100.0%	$553	$28,800	100.0%	$954
Ratings profile:
Rated Aaa/AAA	$19,373	70.7%		$20,465	71.1%
Designated NAIC 1	$26,848	97.9%		$28,209	97.9%
See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities AFS — Structured Securities — RMBS” included in the 2017 Annual Report for further information about collateralized mortgage obligations and pass-through mortgage-backed securities, as well as agency, prime, alternative residential mortgage loan (“Alt-A”) and sub-prime RMBS.
Historically, we have managed our exposure to sub-prime RMBS holdings by focusing primarily on senior tranche securities, stress testing the portfolio with severe loss assumptions and closely monitoring the performance of the portfolio. Our sub-prime RMBS portfolio consists predominantly of securities that were purchased after 2012 at significant discounts to par value and discounts to the expected principal recovery value of these securities. The vast majority of these securities are investment grade under the NAIC designations (e.g., NAIC 1 and NAIC 2). The estimated fair value of our sub-prime RMBS holdings purchased since 2012 was $3.0 billion and $3.1 billion at March 31, 2018 and December 31, 2017, respectively, with unrealized gains (losses) of $211 million and $200 million at March 31, 2018 and December 31, 2017, respectively.

ABS
Our ABS holdings are diversified both by collateral type and by issuer. The following table presents our ABS holdings at:

	March 31, 2018					December 31, 2017
	Estimated Fair Value		% of Total		Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By collateral type:
Collateralized obligations	$6,255	—	53.2%	—	$30	$5,703	46.4%	$45
Credit card loans	784	—	6.7	—	(1)	1,686	13.7	1
Student loans	1,325	—	11.3	—	14	1,266	10.3	(1)
Automobile loans	1,000	—	8.5	—	(3)	1,193	9.7	—
Foreign residential loans	953	—	8.1	—	20	965	7.9	20
Consumer loans	558		4.7		4	605	4.9	6
Other loans	889	—	7.5	—	5	873	7.1	7
Total	$11,764		100.0%		$69	$12,291	100.0%	$78
Ratings profile:
Rated Aaa/AAA	$6,907		58.7%			$7,108	57.8%
Designated NAIC 1	$10,936		93.0%			$11,311	92.0%

CMBS
Our CMBS holdings are diversified by vintage year. The following tables present our CMBS holdings by NRSRO rating and by vintage year at:

	March 31, 2018
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003 - 2010	$113	$119	$17	$18	$8	$8	$15	$15	$—	$—	$153	$160
2011	170	180	34	35	—	—	—	—	—	—	204	215
2012	257	263	243	244	231	235	6	7	—	—	737	749
2013	769	787	708	718	289	288	—	—	60	47	1,826	1,840
2014	486	486	506	506	129	129	—	—	—	—	1,121	1,121
2015	620	613	184	188	53	54	—	—	—	—	857	855
2016	299	292	67	64	41	41	69	70	—	—	476	467
2017	830	821	676	672	245	242	44	44	—	—	1,795	1,779
2018	296	296	136	137	91	91	—	—	—	—	523	524
Total	$3,840	$3,857	$2,571	$2,582	$1,087	$1,088	$134	$136	$60	$47	$7,692	$7,710
Ratings Distribution		50.0%		33.5%		14.1%		1.8%		0.6%		100.0%

	December 31, 2017
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003 - 2010	$116	$124	$4	$5	$22	$23	$15	$15	$—	$—	$157	$167
2011	170	184	34	35	—	—	—	—	—	—	204	219
2012	289	302	257	263	230	237	7	7	—	—	783	809
2013	787	835	717	748	285	292	60	45	—	—	1,849	1,920
2014	537	552	513	522	129	130	—	—	—	—	1,179	1,204
2015	1,122	1,140	191	196	117	120	—	—	—	—	1,430	1,456
2016	401	404	69	68	40	40	65	66			575	578
2017	898	899	685	687	246	246	41	42	—	—	1,870	1,874
Total	$4,320	$4,440	$2,470	$2,524	$1,069	$1,088	$188	$175	$—	$—	$8,047	$8,227
Ratings Distribution		54.0%		30.7%		13.2%		2.1%		—%		100.0%
The tables above reflect NRSRO ratings including Moody’s Investors Service, S&P, Fitch Ratings and Morningstar, Inc. CMBS designated NAIC 1 were 98% of total CMBS at both March 31, 2018 and December 31, 2017.
Evaluation of Fixed Maturity Securities AFS for OTTI and Evaluating Temporarily Impaired Fixed Maturity Securities AFS
See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information about the evaluation of fixed maturity securities AFS for OTTI and evaluation of temporarily impaired AFS securities.
OTTI Losses on Fixed Maturity Securities AFS Recognized in Earnings
See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information about OTTI losses and gross gains and gross losses on fixed maturity securities AFS sold.
Overview of Fixed Maturity Security AFS OTTI Losses Recognized in Earnings
Impairments of fixed maturity securities AFS were less than $1 million for both the three months ended March 31, 2018 and 2017.

Future Impairments
Future OTTI on fixed maturity securities AFS will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), and changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Contractholder-Directed Equity Securities and Fair Value Option Securities
Unit-linked and FVO Securities were $16.4 billion and $16.7 billion at estimated fair value, or 3.6% and 3.7% of cash and invested assets, at March 31, 2018 and December 31, 2017, respectively. Unit-linked and FVO Securities are primarily comprised of Unit-linked investments. See Notes 6 and 8 of the Notes to the Interim Condensed Consolidated Financial Statements for a description of our Unit-linked and FVO Securities portfolio, the Unit-linked and FVO Securities fair value hierarchy and a rollforward of the fair value measurements for Unit-linked and FVO Securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
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
FHLB of Boston Advance Agreements
A subsidiary of the Company participates in short-term advance agreements with the Federal Home Loan Bank (“FHLB”) of Boston. Under these agreements, the Company pledges fixed maturity securities and receives cash. The associated liability is recorded at the amount of cash received. The FHLB of Boston has minimum collateral requirements which vary depending on the type of collateral pledged. Securities pledged under such transactions may not be sold or re-pledged by the transferee.
See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding our FHLB of Boston advance agreement transactions.

Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Mortgage loans and the related valuation allowances are summarized as follows at:

	March 31, 2018				December 31, 2017
	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment
	(Dollars in millions)
Commercial	$46,690	65.8%	$228	0.5%	$44,375	64.8%	$214	0.5%
Agricultural	13,098	18.5	41	0.3%	13,014	19.0	41	0.3%
Residential	11,156	15.7	58	0.5%	11,136	16.2	59	0.5%
Total	$70,944	100.0%	$327	0.5%	$68,525	100.0%	$314	0.5%
The information presented in the tables herein exclude mortgage loans where we elected the FVO. Such amounts are presented in Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements. The carrying value of all mortgage loans, net of valuation allowance was 15.6% and 15.0% of cash and invested assets at March 31, 2018 and December 31, 2017, respectively.
We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loan portfolios, 82% are collateralized by properties located in the United States, with the remaining 18% collateralized by properties located outside the United States, which includes 7% of properties located in the U.K., at March 31, 2018. The carrying values of our commercial and agricultural mortgage loans located in California, New York and Texas were 19%, 11% and 7%, respectively, of total commercial and agricultural mortgage loans at March 31, 2018. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loan portfolio in a similar manner to reduce risk of concentration, with 90% collateralized by properties located in the United States and the remaining 10% collateralized by properties located outside the United States at March 31, 2018. The carrying values of our residential mortgage loans located in California, Florida, and New York were 31%, 9%, and 6%, respectively, of total residential mortgage loans at March 31, 2018.
In connection with our investment management business, we manage commercial, agricultural and residential mortgage loans on behalf of institutional clients, which are unaffiliated investors. These commercial, agricultural and residential mortgage loans had an estimated fair value of $15.3 billion and $14.7 billion at March 31, 2018 and December 31, 2017, respectively. As these assets are managed on behalf of, and owned by, our institutional clients, they are not included in our interim condensed consolidated financial statements.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The tables below present the diversification across geographic regions and property types of commercial mortgage loans at:

	March 31, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Pacific	$10,583	22.7%	$9,875	22.3%
International	9,500	20.3	9,101	20.5
Middle Atlantic	7,467	16.0	7,231	16.3
South Atlantic	5,552	11.9	5,311	12.0
West South Central	3,664	7.8	3,819	8.6
East North Central	2,687	5.7	2,683	6.0
Mountain	1,355	2.9	1,188	2.7
New England	1,129	2.4	901	2.0
East South Central	963	2.1	840	1.9
West North Central	589	1.3	477	1.1
Multi-Region and Other	3,201	6.9	2,949	6.6
Total recorded investment	46,690	100.0%	44,375	100.0%
Less: valuation allowances	228		214
Carrying value, net of valuation allowances	$46,462		$44,161
Property Type
Office	$23,474	50.3%	$22,602	50.9%
Retail	8,247	17.7	8,032	18.1
Apartment	6,600	14.1	6,113	13.8
Hotel	3,797	8.1	3,620	8.2
Industrial	3,699	7.9	3,125	7.0
Other	873	1.9	883	2.0
Total recorded investment	46,690	100.0%	44,375	100.0%
Less: valuation allowances	228		214
Carrying value, net of valuation allowances	$46,462		$44,161
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
We review our commercial mortgage loans on an ongoing basis. These reviews may include an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis, estimated valuations of the underlying collateral, loan-to-value ratios, debt service coverage ratios and tenant creditworthiness. The monitoring process focuses on higher risk loans, which include those that are classified as restructured, delinquent or in foreclosure, as well as loans with higher loan-to-value ratios and lower debt service coverage ratios. The monitoring process for agricultural mortgage loans is generally similar, with a focus on higher risk loans, such as loans with higher loan-to-value ratios, including reviews on a geographic and sector basis. We review our residential mortgage loans on an ongoing basis. See Note 8 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report for information on our evaluation of residential mortgage loans and related valuation allowance methodology.

Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 54% at both March 31, 2018 and December 31, 2017 and our average debt service coverage ratio was 2.7x for both March 31, 2018 and December 31, 2017. The debt service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually, on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 45% and 44% at March 31, 2018 and December 31, 2017, respectively. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
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
See Notes 6 and 8 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how valuation allowances are established and monitored, activity in and balances of the valuation allowance, and the estimated fair value of impaired mortgage loans and related impairments included within net investment gains (losses) as of and for the three months ended March 31, 2018 and 2017.
Real Estate and Real Estate Joint Ventures
Real estate and real estate joint ventures is comprised of wholly-owned real estate and joint ventures with interests in single property income-producing real estate, and to a lesser extent joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the operation of income-producing properties, as well as a runoff portfolio of real estate private equity funds. We diversify our real estate investments by both geographic region and property type to reduce risk of concentration. The carrying values of real estate and real estate joint ventures were $9.9 billion and $9.6 billion, or 2.2% and 2.1% of cash and invested assets, including properties acquired through foreclosure of $47 million and $48 million at March 31, 2018 and December 31, 2017, respectively. The estimated fair value of our real estate investments was $15.3 billion and $14.9 billion at March 31, 2018 and December 31, 2017, respectively. The total gross market value of such real estate investments was $19.4 billion and $19.1 billion at March 31, 2018 and December 31, 2017, respectively. Gross market value is the total fair value of these investments regardless of encumbering debt.
In connection with our investment management business, we manage commercial real estate investments on behalf of institutional clients, which are unaffiliated investors. These commercial real estate investments under management for unaffiliated investors had an estimated fair value of $5.4 billion and $5.2 billion at March 31, 2018 and December 31, 2017, respectively. The total gross market value of commercial real estate investments under management for unaffiliated investors was $7.4 billion and $6.7 billion at March 31, 2018 and December 31, 2017, respectively. As these assets are managed on behalf of, and owned by, our institutional clients, they are not included in our consolidated financial statements.

Other Limited Partnership Interests
Other limited partnership interests are comprised of private equity funds and hedge funds. The carrying value of other limited partnership interests was $5.9 billion, or 1.3% of cash and invested assets, and $5.7 billion, or 1.3% of cash and invested assets, at March 31, 2018 and December 31, 2017, respectively, which included $637 million and $643 million of hedge funds, at March 31, 2018 and December 31, 2017, respectively. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds. We estimate that the underlying investments of the funds will be liquidated over the next two to 10 years.
Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	March 31, 2018		December 31, 2017
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$7,924	45.3%	$8,551	49.5%
Tax credit and renewable energy partnerships	3,195	18.3	3,167	18.3
Direct financing leases	1,375	7.9	1,323	7.7
Annuities funding structured settlement claims (1)	1,283	7.3	1,284	7.4
Leveraged leases, net of non-recourse debt	1,139	6.5	1,278	7.4
Federal Home Loan Bank common stock (2)	812	4.7	—	—
Operating joint ventures	612	3.5	539	3.1
Funds withheld	300	1.7	298	1.7
Other	846	4.8	823	4.8
Total	$17,486	100.0%	$17,263	100.0%
Percentage of cash and invested assets	3.8%		3.8%
__________________

(1)	See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.

(2)	See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements.

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

•
Information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at March 31, 2018 and December 31, 2017.

•
The statement of operations effects of derivatives in net investments in foreign operations, cash flow, fair value, or nonqualifying hedge relationships for the three months ended March 31, 2018 and 2017.

See “Quantitative and Qualitative Disclosures About Market Risk — Management of Market Risk Exposures — Hedging Activities” included in the 2017 Annual Report for more information about our use of derivatives by major hedge program.
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
Derivatives categorized as Level 3 at March 31, 2018 include: interest rate forwards with maturities which extend beyond the observable portion of the yield curve; interest rate total return swaps with unobservable repurchase rates; foreign currency swaps and forwards with certain unobservable inputs, including the unobservable portion of the yield curve; credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; and equity index options with unobservable correlation inputs. At March 31, 2018, less than 1% of the estimated fair value of our derivatives was priced through independent broker quotations.
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

The gain (loss) on Level 3 derivatives, percentage of gain (loss) attributable to observable and unobservable inputs, and the primary drivers of observable gain (loss) are summarized as follows:

Three Months Ended March 31, 2018
Gain (loss) recognized in net income (loss)	$11 million
Percentage of gain (loss) attributable to observable inputs	13%
Primary drivers of observable gain (loss)	Increases in certain equity volatility levels and decreases in certain equity index levels on equity derivatives; partially offset by increase in interest rate on interest rate total return swaps.
Percentage of gain (loss) attributable to unobservable inputs	87%
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivatives” included in the 2017 Annual Report for further information on the estimates and assumptions that affect derivatives.
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
Credit Derivatives
The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	March 31, 2018		December 31, 2017
Credit Default Swaps	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Purchased	$1,888	$(36)	$2,020	$(36)
Written	11,421	208	11,375	271
Total	$13,309	$172	$13,395	$235
The following table presents the gross gains, gross losses and net gains (losses) recognized in net derivative gains (losses) for credit default swaps as follows:

	Three Months Ended March 31,
	2018			2017
Credit Default Swaps	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)
	(In millions)
Purchased (1)	$1	$(4)	$(3)	$8	$(16)	$(8)
Written (1)	1	(45)	(44)	37	(5)	32
Total	$2	$(49)	$(47)	$45	$(21)	$24
__________________

(1)	Gains (losses) do not include earned income (expense) on credit default swaps.

The favorable change in net gains (losses) on purchased credit default swaps of $5 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was due to certain credit spreads on credit default swaps hedging certain bonds, narrowing less in the current period compared to the prior period. The unfavorable change in net gains (losses) on written credit default swaps of ($76) million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was due to certain credit spreads on certain credit default swaps used as replications widening in the current period as compared to the prior period.
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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivatives” included in the 2017 Annual Report for further information on the estimates and assumptions that affect embedded derivatives.
Off-Balance Sheet Arrangements
Credit and Committed Facilities
We maintain an unsecured revolving credit facility and certain committed facilities with various financial institutions. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities” for further descriptions of such arrangements. For the classification of expenses on such revolving credit and committed facilities and the nature of the associated liability for letters of credit issued and drawdowns on these facilities, see Note 12 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report.
Collateral for Securities Lending, Third-Party Custodian Administered Repurchase Programs and Derivatives
We participate in a securities lending program in the normal course of business for the purpose of enhancing the total return on our investment portfolio. Periodically, we receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged, and which has not been recorded on our consolidated balance sheets. The amount of this collateral was $41 million and $19 million at estimated fair value at March 31, 2018 and December 31, 2017, respectively. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements and “— Investments — Securities Lending,” as well as “Summary of Significant Accounting Policies — Investments — Securities Lending Program” in Note 1 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report for a discussion of our securities lending program, the classification of revenues and expenses, and the nature of the secured financing arrangement and associated liability.
We also participate in third-party custodian administered repurchase programs for the purpose of enhancing the total return on our investment portfolio. We loan certain of our fixed maturity securities to financial institutions and, in exchange, non-cash collateral is put on deposit by the financial institutions on our behalf with third-party custodians. The estimated fair value of securities loaned in connection with these transactions was $169 million and $182 million at March 31, 2018 and December 31, 2017, respectively. Non-cash collateral on deposit with third-party custodians on our behalf was $179 million and $194 million at March 31, 2018 and December 31, 2017, respectively, which cannot be sold or re-pledged, and which has not been recorded on our consolidated balance sheets.

We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which has not been recorded on our consolidated balance sheets. The amount of this non-cash collateral was $1.1 billion for both March 31, 2018 and December 31, 2017. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” and Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
Lease Commitments
As lessee, we have entered into various lease and sublease agreements for office space, information technology and other equipment. Our commitments under such lease agreements are included within the contractual obligations table. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Contractual Obligations” and Note 20 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report.
Guarantees
See “Guarantees” in Note 14 of the Notes to the Interim Condensed Consolidated Financial Statements.
Other
We enter into the following additional commitments in the normal course of business for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnerships, bank credit facilities, bridge loans and private corporate bond investments. See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the investment income, investment expense, and gains and losses from such investments. See also “— Investments — Fixed Maturity Securities AFS” and “— Investments — Mortgage Loans” for information on our investments in fixed maturity securities and mortgage loans. See “— Investments — Real Estate and Real Estate Joint Ventures” and “— Investments — Other Limited Partnership Interests” for information on our partnership investments.
Other than the commitments disclosed in Note 14 of the Notes to the Interim Condensed Consolidated Financial Statements, there are no other material obligations or liabilities arising from the commitments to fund mortgage loans, partnerships, bank credit facilities, bridge loans, and private corporate bond investments.
Policyholder Liabilities
We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet policy obligations or to provide for future annuity payments. Amounts for actuarial liabilities are computed and reported on the interim condensed consolidated financial statements in conformity with GAAP. For more details on Policyholder Liabilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” included in the 2017 Annual Report.
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
See “— Industry Trends — Regulatory Developments” and “Business — Regulation — U.S. Regulation — Insurance Regulation — Policy and Contract Reserve Adequacy Analysis” and “Business — Regulation — International Regulation” included in the 2017 Annual Report for further information.
Future Policy Benefits
We establish liabilities for amounts payable under insurance policies. See Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report for additional information. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment — Low Interest Rate Scenario” included in the 2017 Annual Report and “— Variable Annuity Guarantees.” A discussion of future policy benefits by segment (as well as Corporate & Other) follows.
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
Corporate & Other
Future policy benefits primarily include liabilities for other reinsurance business. Additionally, future policy benefits include liabilities for the U.S direct business sold directly to consumers.
Policyholder Account Balances
Policyholder account balances are generally equal to the account value, which includes accrued interest credited, but excludes the impact of any applicable charge that may be incurred upon surrender. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment — Low Interest Rate Scenario” included in the 2017 Annual Report and “— Variable Annuity Guarantees.” See also Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report for additional information. A discussion of policyholder account balances by segment follows.
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Group Benefits:

	March 31, 2018
Guaranteed Minimum Crediting Rate	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Greater than 0% but less than 2%	$4,812	$4,692
Equal to or greater than 2% but less than 4%	$1,814	$1,814
Equal to or greater than 4%	$737	$711
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Asia:

	March 31, 2018
Guaranteed Minimum Crediting Rate	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Annuities
Greater than 0% but less than 2%	$23,122	$2,711
Equal to or greater than 2% but less than 4%	$1,263	$425
Equal to or greater than 4%	$2	$2
Life & Other
Greater than 0% but less than 2%	$9,770	$9,466
Equal to or greater than 2% but less than 4%	$22,840	$9,299
Equal to or greater than 4%	$278	$278
__________________

(1)	These amounts are not adjusted for policy loans.
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for the MetLife Holdings segment:

	March 31, 2018
Guaranteed Minimum Crediting Rate	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Greater than 0% but less than 2%	$1,662	$1,566
Equal to or greater than 2% but less than 4%	$19,312	$16,731
Equal to or greater than 4%	$8,336	$5,632
__________________

(1)	These amounts are not adjusted for policy loans.
Variable Annuity Guarantees
We issue, directly and through assumed business, certain variable annuity products with guaranteed minimum benefits that provide the policyholder a minimum return based on their initial deposit (i.e., the benefit base) less withdrawals. In some cases, the benefit base may be increased by additional deposits, bonus amounts, accruals or optional market value resets. See Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report, as well as Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements, for additional information.
Certain guarantees, including portions thereof, have insurance liabilities established that are included in future policy benefits. Guarantees accounted for in this manner include guaranteed minimum death benefits (“GMDBs”), the life-contingent portion of certain guaranteed minimum withdrawal benefits (“GMWBs”), and the non-life contingent portions of both GMWBs and guaranteed minimum income benefits (“GMIBs”) that require annuitization. These liabilities are accrued over the life of the contract in proportion to actual and future expected policy assessments based on the level of guaranteed minimum benefits generated using multiple scenarios of separate account returns. The scenarios are based on best estimate assumptions consistent with those used to amortize DAC. When current estimates of future benefits exceed those previously projected or when current estimates of future assessments are lower than those previously projected, liabilities will increase, resulting in a current period charge to net income. The opposite result occurs when the current estimates of future benefits are lower than those previously projected or when current estimates of future assessments exceed those previously projected. At the end of each reporting period, we update the actual amount of business remaining in-force, which impacts expected future assessments and the projection of estimated future benefits resulting in a current period charge or increase to earnings.
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

The table below presents the carrying value for guarantees at:

	Future Policy Benefits		Policyholder Account Balances
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
	(In millions)
Asia
GMDB	$44	$38	$—	$—
GMAB	—	—	17	19
GMWB	94	92	207	182
EMEA
GMDB	—	1	—	—
GMAB	—	—	15	15
GMWB	35	42	(81)	(90)
MetLife Holdings
GMDB	318	304	—	—
GMIB	593	581	(151)	(125)
GMAB	—	—	2	—
GMWB	105	183	406	322
Total	$1,189	$1,241	$415	$323
The carrying amounts for guarantees included in policyholder account balances above include nonperformance risk adjustments of $150 million and $130 million at March 31, 2018 and December 31, 2017, respectively. These nonperformance risk adjustments represent the impact of including a credit spread when discounting the underlying risk neutral cash flows to determine the estimated fair values. The nonperformance risk adjustment does not have an economic impact on us as it cannot be monetized given the nature of these policyholder liabilities. The change in valuation arising from the nonperformance risk adjustment is not hedged.
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
The sections below provide further detail by total account value for certain of our most popular guarantees. Total account values include amounts not reported on the consolidated balance sheets from assumed business, Unit-linked investments which do not qualify for presentation as separate account assets, and amounts included in our general account. The total account values and the net amounts at risk include direct and assumed business, but exclude offsets from hedging or ceded reinsurance, if any.

GMDBs
We offer a range of GMDBs to our contractholders. The table below presents GMDBs, by benefit type, at March 31, 2018:

	Total Account Value (1)
	Asia & EMEA	MetLife Holdings
	(In millions)
Return of premium or five to seven year step-up	$7,759	$53,065
Annual step-up	—	3,577
Roll-up and step-up combination	—	6,327
Total	$7,759	$62,969
__________________

(1)
Total account value excludes $306 million for contracts with no GMDBs. Further, many of our annuity contracts offer more than one type of guarantee such that GMDB amounts listed above are not mutually exclusive to the amounts in the living benefit guarantees table below.

Based on total account value, less than 19% of our GMDBs included enhanced death benefits such as the annual step-up or roll-up and step-up combination products. We expect the above GMDB risk profile to be relatively consistent for the foreseeable future.
Living Benefit Guarantees
The table below presents our living benefit guarantees based on total account values at March 31, 2018:

	Total Account Value (1)
	Asia & EMEA	MetLife Holdings
	(In millions)
GMIB	$—	$24,206
GMWB - non-life contingent (2)	2,355	3,181
GMWB - life-contingent	3,689	10,967
GMAB	1,223	535
Total	$7,267	$38,889
__________________

(1)
Total account value excludes $24.4 billion for contracts with no living benefit guarantees. Further, many of our annuity contracts offer more than one type of guarantee such that living benefit guarantee amounts listed above are not mutually exclusive of the amounts in the GMDBs table above.

(2)	The Asia and EMEA segments include the non-life contingent portion of the GMWB total account value of $963 million with a guarantee at annuitization.
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

The table below presents our GMIB associated total account values, by their guaranteed payout basis, at March 31, 2018:

Total Account Value
(In millions)
7-year setback, 2.5% interest rate	$6,387
7-year setback, 1.5% interest rate	1,048
10-year setback, 1.5% interest rate	5,296
10-year mortality projection, 10-year setback, 1.0% interest rate	9,765
10-year mortality projection, 10-year setback, 0.5% interest rate	1,710
$24,206
The annuitization interest rates on GMIBs have been decreased from 2.5% to 0.5% over time, partially in response to the low interest rate environment, accompanied by an increase in the setback period from seven years to 10 years and the introduction of a 10-year mortality projection.
Additionally, 40% of the $24.2 billion of GMIB total account value has been invested in managed volatility funds as of March 31, 2018. These funds seek to manage volatility by adjusting the fund holdings within certain guidelines based on capital market movements. Such activity reduces the overall risk of the underlying funds while maintaining their growth opportunities. These risk mitigation techniques reduce or eliminate the need for us to manage the funds’ volatility through hedging or reinsurance.
Our GMIB products typically have a waiting period of 10 years to be eligible for annuitization. As of March 31, 2018, only 16% of our contracts with GMIBs were eligible for annuitization. The remaining contracts are not eligible for annuitization for an average of five years.
Once eligible for annuitization, contractholders would be expected to annuitize only if their contracts were in-the-money. We calculate in-the-moneyness with respect to GMIBs consistent with net amount at risk as discussed in Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements, by comparing the contractholders’ income benefits based on total account values and current annuity rates versus the guaranteed income benefits. The net amount at risk was $510 million at March 31, 2018, of which $307 million was related to GMIB guarantees. For those contracts with GMIB, the table below presents details of contracts that are in-the-money and out-of-the-money at March 31, 2018:

	In-the- Moneyness	Total Account Value	% of Total
	(In millions)
In-the-money	30% +	$284	1%
	20% to 30%	201	1%
	10% to 20%	421	2%
	0% to 10%	826	3%
		1,732
Out-of-the-money	-10% to 0%	1,861	8%
	-20% to -10%	3,317	14%
	-20% +	17,296	72%
		22,474
Total GMIBs		$24,206

Derivatives Hedging Variable Annuity Guarantees
Our risk mitigating hedging strategy uses various over-the-counter and exchange traded derivatives. The table below presents the gross notional amount, estimated fair value and primary underlying risk exposure of the derivatives hedging our variable annuity guarantees:

	Instrument Type	March 31, 2018			December 31, 2017
Primary Underlying Risk Exposure		Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Interest rate	Interest rate swaps	$8,185	$58	$11	$16,080	$433	$22
	Interest rate futures	1,966	1	3	3,060	1	4
	Interest rate options	2,180	383	—	10,173	486	11
Foreign currency exchange rate	Foreign currency forwards	2,871	54	7	2,288	5	36
Equity market	Equity futures	2,884	5	19	3,781	17	4
	Equity index options	9,653	399	603	9,546	383	690
	Equity variance swaps	4,661	52	194	4,661	54	199
	Equity total return swaps	1,012	35	—	1,117	—	41
	Total	$33,412	$987	$837	$50,706	$1,379	$1,007
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

Short-term Liquidity
We maintain a substantial short-term liquidity position, which was $11.3 billion and $10.0 billion at March 31, 2018 and December 31, 2017, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed, including amounts received in connection with securities lending, repurchase agreements, derivatives, and secured borrowings, as well as amounts held in the closed block.
Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets, which was $205.6 billion and $209.1 billion at March 31, 2018 and December 31, 2017, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, repurchase agreements, derivatives, regulatory deposits, the collateral financing arrangement, funding agreements and secured borrowings, as well as amounts held in the closed block.
Capital Management
We have established several senior management committees as part of our capital management process. These committees, including the Capital Management Committee and the Enterprise Risk Committee (“ERC”), regularly review actual and projected capital levels (under a variety of scenarios including stress scenarios) and our annual capital plan in accordance with our capital policy. The Capital Management Committee is comprised of members of senior management, including MetLife, Inc.’s Chief Financial Officer (“CFO”), Treasurer, and Chief Risk Officer (“CRO”). The ERC is also comprised of members of senior management, including MetLife, Inc.’s CFO, CRO and Chief Investment Officer.
Our Board of Directors and senior management are directly involved in the development and maintenance of our capital policy. The capital policy sets forth, among other things, minimum and target capital levels and the governance of the capital management process. All capital actions, including proposed changes to the annual capital plan, capital targets or capital policy, are reviewed by the Finance and Risk Committee of the Board of Directors prior to obtaining full Board of Directors approval. The Board of Directors approves the capital policy and the annual capital plan and authorizes capital actions, as required.
See “Risk Factors — Capital-Related Risks — Legal and Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” and Note 15 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report for information regarding restrictions on payment of dividends and stock repurchases. See also “— The Company — Liquidity and Capital Uses — Common Stock Repurchases” for information regarding MetLife, Inc.’s common stock repurchase authorization.
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

	Three Months Ended March 31,
	2018	2017
	(In millions)
Sources:
Operating activities, net	$1,296	$2,098
Changes in policyholder account balances, net	414	2,171
Changes in payables for collateral under securities loaned and other transactions, net	667	391
Long-term debt issued	14	—
Financing element on certain derivative instruments and other derivative related transactions, net	37	188
Preferred stock issued, net of issuance costs	494	—
Other, net	100	66
Effect of change in foreign currency exchange rates on cash and cash equivalents	197	213
Total sources	3,219	5,127
Uses:
Investing activities, net	485	4,276
Long-term debt repaid	32	4
Collateral financing arrangement repaid	13	12
Treasury stock acquired in connection with share repurchases	1,041	858
Dividends on preferred stock	6	6
Dividends on common stock	416	437
Total uses	1,993	5,593
Net increase (decrease) in cash and cash equivalents	$1,226	$(466)
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
Liquidity and Capital Sources
In addition to the general description of liquidity and capital sources in “— Summary of the Company’s Primary Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary sources of liquidity and capital. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding financing transactions related to the Separation.
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
Preferred Stock
In March 2018, MetLife, Inc. issued 500,000 shares of 5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D (the “Series D preferred stock”) with a $0.01 par value per share and a liquidation preference of $1,000 per share, for aggregate proceeds of $494 million. See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements for further information.
Common Stock
During the three months ended March 31, 2018 and 2017, MetLife, Inc. issued 1,934,114 and 1,840,900 new shares of its common stock, respectively, for $74 million and $66 million, respectively, to satisfy various stock option exercises and other stock-based awards.
Commercial Paper, Reported in Short-term Debt
MetLife, Inc. and MetLife Funding, Inc. (“MetLife Funding”), a subsidiary of Metropolitan Life Insurance Company (“MLIC”), each have a commercial paper program that is supported by our unsecured revolving credit facility (see “— Credit and Committed Facilities”). MetLife Funding raises cash from its commercial paper program and uses the proceeds to extend loans through MetLife Credit Corp., another subsidiary of MLIC, to affiliates in order to enhance the financial flexibility and liquidity of these companies.
Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances
Certain of our domestic insurance subsidiaries are members of a regional FHLB. During the three months ended March 31, 2018 and 2017, we issued $6.5 billion and $4.4 billion, respectively, and repaid $6.5 billion and $4.4 billion, respectively, under funding agreements with certain regional FHLBs. At both March 31, 2018 and December 31, 2017, total obligations outstanding under these funding agreements were $15.3 billion. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report.
Federal Home Loan Bank Advance Agreements, Reported in Payables for Collateral Under Securities Loaned and Other Transactions
During the three months ended March 31, 2018, we issued $800 million and repaid $300 million, under advance agreements with a regional FHLB. There were no such transactions during the three months ended March 31, 2017. At March 31, 2018 and December 31, 2017, total obligations outstanding under these advance agreements were $800 million and $300 million, respectively. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements.

Special Purpose Entity Funding Agreements, Reported in Policyholder Account Balances
We issue fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the three months ended March 31, 2018 and 2017, we issued $12.9 billion and $10.3 billion, respectively, and repaid $13.9 billion and $9.5 billion, respectively, under such funding agreements. At March 31, 2018 and December 31, 2017, total obligations outstanding under these funding agreements were $33.6 billion and $34.2 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report.
Federal Agricultural Mortgage Corporation Funding Agreements, Reported in Policyholder Account Balances
We have issued funding agreements to a subsidiary of the Federal Agricultural Mortgage Corporation (“Farmer Mac”), as well as to certain SPEs that have issued debt securities for which payment of interest and principal is secured by such funding agreements, and such debt securities are also guaranteed as to payment of interest and principal by Farmer Mac. The obligations under all such funding agreements are secured by a pledge of certain eligible agricultural mortgage loans. During the three months ended March 31, 2018 and 2017, we issued $125 million and $0, respectively, and repaid $125 million and $0, respectively, under such funding agreements. At both March 31, 2018 and December 31, 2017, total obligations outstanding under these funding agreements were $2.6 billion. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report.
Credit and Committed Facilities
At March 31, 2018, we maintained a $3.0 billion unsecured revolving credit facility and certain committed facilities aggregating $3.5 billion. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
The unsecured revolving credit facility is used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At March 31, 2018, we had outstanding $312 million in letters of credit and no drawdowns against this facility. Remaining availability was $2.7 billion at March 31, 2018.
The committed facilities are used as collateral for certain of our affiliated reinsurance liabilities. At March 31, 2018, we had outstanding $3.0 billion in letters of credit and no drawdowns against these facilities. Remaining availability was $541 million at March 31, 2018. At March 31, 2018, Brighthouse was a beneficiary of $2.4 billion of letters of credit issued under a certain facility. See Note 3 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report.
See Note 12 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report for further information about these facilities.
We have no reason to believe that our lending counterparties will be unable to fulfill their respective contractual obligations under these facilities. As commitments under our credit and committed facilities may expire unused, these amounts do not necessarily reflect our future cash funding requirements.
Outstanding Debt Under Global Funding Sources
The following table summarizes our outstanding debt, excluding long-term debt relating to CSEs, at:

	March 31, 2018	December 31, 2017
	(In millions)
Short-term debt (1)	$526	$477
Long-term debt (2)	$15,702	$15,680
Collateral financing arrangement	$1,108	$1,121
Junior subordinated debt securities	$3,145	$3,144
__________________

(1)
Includes $426 million and $377 million of debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at March 31, 2018 and December 31, 2017, respectively. Certain subsidiaries have pledged assets to secure this debt.

(2)
Includes $506 million and $523 million of debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at March 31, 2018 and December 31, 2017, respectively. Certain investment subsidiaries have pledged assets to secure this debt.

Debt and Facility Covenants
Certain of our debt instruments and committed facilities, as well as our unsecured revolving credit facility, contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all applicable financial covenants at March 31, 2018.
Liquidity and Capital Uses
In addition to the general description of liquidity and capital uses in “— Summary of the Company’s Primary Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary uses of liquidity and capital.
Common Stock Repurchases
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
During the three months ended March 31, 2018 and 2017, MetLife, Inc. repurchased 21,405,327 shares and 16,038,791 shares, respectively, of common stock in open market purchases for $1.0 billion and $858 million, respectively. At March 31, 2018, MetLife, Inc. had $720 million remaining under the common stock repurchase authorization.
Common stock repurchases are dependent upon several factors, including our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors. See “Business — Regulation,” “Risk Factors — Capital-Related Risks — Legal and Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” and Note 15 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report.
Dividends
Preferred Stock Dividends
The declaration, record and payment dates, as well as per share and aggregate dividend amounts, for MetLife, Inc.’s preferred stock were as follows for the three months ended March 31, 2018 and 2017:

Declaration Date	Record Date	Payment Date	Preferred Stock Dividend
			Series A Per Share	Series A Aggregate	Series C Per Share	Series C Aggregate	Series D Per Share	Series D Aggregate
			(In millions, except per share data)
March 5, 2018	February 28, 2018	March 15, 2018	$0.250	$6	$—	$—	$—	$—

March 6, 2017	February 28, 2017	March 15, 2017	$0.250	$6	$—	$—	$—	$—
Dividends are paid quarterly on MetLife, Inc.’s Floating Rate Non-Cumulative Preferred Stock, Series A. Dividends are paid semi-annually on MetLife, Inc.’s 5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C, commencing December 15, 2015 and ending June 15, 2020 and, thereafter, will be paid quarterly. Dividends will be paid semi-annually on MetLife, Inc.’s 5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D, commencing September 15, 2018 and ending March 15, 2028 and, thereafter, will be paid quarterly.

Common Stock Dividends
The declaration, record and payment dates, as well as per share and aggregate dividend amounts, for MetLife, Inc.’s common stock were as follows for the three months ended March 31, 2018 and 2017:

Declaration Date	Record Date	Payment Date	Common Stock Dividend
			Per Share	Aggregate
			(In millions, except per share data)
January 5, 2018	February 5, 2018	March 13, 2018	$0.400	$416

January 6, 2017	February 6, 2017	March 13, 2017	$0.400	$437
The declaration and payment of common stock dividends is subject to the discretion of our Board of Directors, and will depend on MetLife, Inc.’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries and other factors deemed relevant by the Board. See Note 15 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report for additional information. See also Note 15 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding a common stock dividend declared subsequent to March 31, 2018.
Dividend Restrictions
The payment of dividends is also subject to restrictions under the terms of our preferred stock and junior subordinated debentures in situations where we may be experiencing financial stress. See “Risk Factors — Capital-Related Risks — Legal and Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” and Note 15 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report. If additional capital requirements are imposed on MetLife, Inc. as a global systemically important insurer (“G-SII”), its ability to pay dividends could be reduced. See “Business — Regulation — International Regulation — Other International and Global Regulatory Initiatives” in the 2017 Annual Report.
Debt and Collateral Financing Arrangement Repayments
During the three months ended March 31, 2018 and 2017, following regulatory approval, MetLife Reinsurance Company of Charleston, a wholly-owned subsidiary of MetLife, Inc., repurchased and canceled $13 million and $12 million, respectively, in aggregate principal amount of its surplus notes, which were reported in collateral financing arrangement on the consolidated balance sheets.
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
Support Agreements
MetLife, Inc. and several of its subsidiaries (each, an “Obligor”) are parties to various capital support commitments and guarantees with subsidiaries. Under these arrangements, each Obligor has agreed to cause the applicable entity to meet specified capital and surplus levels or has guaranteed certain contractual obligations. We anticipate that in the event these arrangements place demands upon us, there will be sufficient liquidity and capital to enable us to meet such demands. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — MetLife, Inc. — Liquidity and Capital Uses — Support Agreements” included in the 2017 Annual Report.

Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, property & casualty, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the MetLife Holdings segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. During the three months ended March 31, 2018 and 2017, general account surrenders and withdrawals from annuity products were $450 million and $358 million, respectively. In the Retirement and Income Solutions business within the U.S. segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the Retirement and Income Solutions business products that provide customers with limited rights to accelerate payments, at March 31, 2018 there were funding agreements totaling $166 million that could be put back to the Company.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At March 31, 2018 and December 31, 2017, we had received pledged cash collateral from counterparties of $4.5 billion and $5.0 billion, respectively. At March 31, 2018 and December 31, 2017, we had pledged cash collateral to counterparties of $293 million and $456 million, respectively. With respect to derivative contracts between two counterparties which are in a net liability position and have credit contingent provisions, a one-notch downgrade in the Company’s credit or financial strength rating, as applicable, would have required $14 million of additional collateral be provided to our counterparties as of March 31, 2018. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information about collateral pledged to us, collateral we pledge and derivatives subject to credit contingent provisions.
We pledge collateral and have had collateral pledged to us, and may be required from time to time to pledge additional collateral or be entitled to have additional collateral pledged to us, in connection with the collateral financing arrangement related to the reinsurance of closed block liabilities.
We pledge collateral from time to time in connection with funding agreements and advance agreements. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report and Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements.
Securities Lending
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $18.1 billion and $19.4 billion at March 31, 2018 and December 31, 2017, respectively. Of these amounts, $3.5 billion and $3.8 billion at March 31, 2018 and December 31, 2017, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day, requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at March 31, 2018 was $3.4 billion, all of which were U.S. government and agency securities which, if put to us, could be immediately sold to satisfy the cash requirement. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements.
Repurchase Agreements
We participate in short-term repurchase agreements whereby securities are loaned to unaffiliated financial institutions. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under these repurchase agreements, we were liable for cash collateral under our control of $2.9 billion and $1.1 billion at March 31, 2018 and December 31, 2017, respectively. The estimated fair value of the securities on loan at March 31, 2018 was $2.9 billion which were primarily U.S. government and agency securities which, if put to us, could be immediately sold to satisfy the cash requirement. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements.

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
Contractual Obligations
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Contractual Obligations” included in the 2017 Annual Report for additional information regarding the Company’s contractual obligations.
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
Liquidity
For a summary of MetLife, Inc.’s liquidity, see “— The Company — Liquidity.”
Capital
For a summary of MetLife, Inc.’s capital, see “— The Company — Capital.” For further information regarding potential capital restrictions and limitations on MetLife, Inc. as a G-SII, see “Business — Regulation — International Regulation — Other International and Global Regulatory Initiatives” included in the 2017 Annual Report. See also “— The Company — Liquidity and Capital Uses — Common Stock Repurchases” for information regarding MetLife, Inc.’s common stock repurchases.

Liquid Assets
At March 31, 2018 and December 31, 2017, MetLife, Inc. and other MetLife holding companies had $5.1 billion and $5.7 billion, respectively, in liquid assets. Of these amounts, $3.8 billion and $4.1 billion were held by MetLife, Inc. and $1.3 billion and $1.6 billion were held by other MetLife holding companies at March 31, 2018 and December 31, 2017, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with derivatives and a collateral financing arrangement.
Liquid assets held in non-U.S. holding companies are generated in part through dividends from non-U.S. insurance operations. Such dividends are subject to local insurance regulatory requirements, as discussed in “— Liquidity and Capital Sources — Dividends from Subsidiaries.” The cumulative earnings of certain active non-U.S. operations have historically been reinvested indefinitely in such non-U.S. operations. Following a post-Separation review of our capital needs in the third quarter of 2017, we expect to repatriate approximately $3.0 billion of pre-2017 earnings in the future. See Note 18 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report for information on the taxation of such cumulative earnings. The Company repatriated $2.6 billion in the fourth quarter of 2017 and intends to repatriate the remaining amount in 2018. As a result of U.S. Tax Reform, we expect to repatriate future foreign earnings back to the U.S. with minimal or no additional U.S. tax. See also Note 12 of the Notes to the Interim Condensed Consolidated Financial Statements.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — MetLife, Inc. — Liquid Assets” included in the 2017 Annual Report for additional information on the sources and uses of liquid assets, as well as sources and uses of liquid assets included in free cash flow for MetLife, Inc. and other MetLife holding companies.
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
The table below sets forth the dividends permitted to be paid in 2018 by MetLife, Inc.’s primary insurance subsidiaries without insurance regulatory approval and the respective dividends paid during the three months ended March 31, 2018:

Company	Paid	Permitted w/o Approval (1)
	(In millions)
Metropolitan Life Insurance Company	$1,000	$3,075
Metropolitan Property and Casualty Insurance Company	$—	$125
General American Life Insurance Company	$—	$118
Metropolitan Tower Life Insurance Company	$—	$73
American Life Insurance Company	$—	$—
__________________

(1)
Reflects dividend amounts that may be paid during 2018 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2018, some or all of such dividends may require regulatory approval.

In addition to the amounts presented in the table above, for the three months ended March 31, 2018, MetLife, Inc. received cash of $20 million, representing a return of capital from a subsidiary.

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
We proactively manage target and excess capital levels and dividend flows and forecast local capital positions as part of the financial planning cycle. The dividend capacity of certain U.S. and non-U.S. subsidiaries is also subject to business targets in excess of the minimum capital necessary to maintain the desired rating or level of financial strength in the relevant market. See “Risk Factors — Capital-Related Risks — As a Holding Company, MetLife, Inc. Depends on the Ability of Its Subsidiaries to Pay Dividends, a Major Component of Holding Company Free Cash Flow” included in the 2017 Annual Report and Note 15 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report.
Short-term Debt
MetLife, Inc. maintains a commercial paper program, the proceeds of which can be used to finance the general liquidity needs of MetLife, Inc. and its subsidiaries. MetLife, Inc. had no short-term debt outstanding at either March 31, 2018 or December 31, 2017.
Preferred Stock
For information on MetLife, Inc.’s preferred stock, see “— The Company — Liquidity and Capital Sources — Global Funding Sources — Preferred Stock” and “— The Company — Liquidity and Capital Uses — Dividends — Preferred Stock Dividends.”
Redenomination of Affiliated Long-term Debt
In March 2018, three senior notes previously issued by MetLife, Inc. to MLIC were redenominated to Japanese yen. A $500 million senior note was redenominated to a new 53.3 billion Japanese yen senior note to MLIC. The 53.3 billion Japanese yen senior note matures in June 2019 and bears interest at a rate per annum of 1.45%, payable semi-annually. A $250 million senior note was redenominated to a new 26.5 billion Japanese yen senior note to MLIC. The 26.5 billion Japanese yen senior note matures in October 2019 and bears interest at a rate per annum of 1.72%, payable semi-annually. A $250 million senior note was also redenominated to a new 26.5 billion Japanese yen senior note to MLIC. The 26.5 billion Japanese yen senior note matures in September 2020 and bears interest at a rate per annum of 0.82%, payable semi-annually.
In April 2018, a $500 million senior note previously issued by MetLife, Inc. to various subsidiaries was redenominated to a new 53.7 billion Japanese yen senior note. The 53.7 billion Japanese yen senior note matures in July 2021 and bears interest at a rate per annum of 2.97%, payable semi-annually.
Credit and Committed Facilities
The committed facilities are used as collateral for certain of the Company’s affiliated reinsurance liabilities. MetLife, Inc. maintains a committed facility which had a capacity of $200 million at March 31, 2018. At March 31, 2018, MetLife, Inc. had outstanding under this facility $200 million in letters of credit, no drawdowns outstanding and no remaining availability. In addition, MetLife, Inc. is a party and/or guarantor to committed facilities of certain of its subsidiaries, which aggregated $3.3 billion at March 31, 2018.
See “— The Company — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities” for further information regarding the unsecured revolving credit facility and these committed facilities.
Long-term Debt Outstanding
The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	March 31, 2018	December 31, 2017
	(In millions)
Long-term debt — unaffiliated	$14,638	$14,599
Long-term debt — affiliated	$2,000	$2,000
Junior subordinated debt securities	$2,454	$2,454

Debt and Facility Covenants
Certain of MetLife, Inc.’s debt instruments and committed facilities, as well as its unsecured revolving credit facility, contain various administrative, reporting, legal and financial covenants. MetLife, Inc. believes it was in compliance with all applicable financial covenants at March 31, 2018.
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
In addition to the description of liquidity and capital uses in “— The Company — Liquidity and Capital Uses,” the following additional information is provided regarding MetLife, Inc.’s primary uses of liquidity and capital.
Affiliated Capital and Debt Transactions
During the three months ended March 31, 2018 and 2017, MetLife, Inc. invested a net amount of $4 million and $31 million, respectively, in various subsidiaries.
MetLife, Inc. lends funds, as necessary, to its subsidiaries and affiliates, some of which are regulated, to meet their capital requirements. MetLife, Inc. had loans to subsidiaries outstanding of $100 million at both March 31, 2018 and December 31, 2017.
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

Reconciliations of these non-GAAP measures to the most directly comparable historical GAAP measures are included in the results of operations, see “— Results of Operations.” Reconciliations of these non-GAAP measures to the most directly comparable GAAP measures are not accessible on a forward-looking basis because we believe it is not possible without unreasonable efforts to provide other than a range of net investment gains and losses and net derivative gains and losses, which can fluctuate significantly within or outside the range and from period to period and may have a material impact on net income. These “adjusted” non-GAAP financial measures were formerly referred to as “operating” non-GAAP financial measures.
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

•
Net investment income: (i) includes earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment, (ii) excludes post-tax adjusted earnings adjustments relating to insurance joint ventures accounted for under the equity method, (iii) excludes certain amounts related to contractholder-directed unit-linked investments, (iv) excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP and (v) includes distributions of profits from certain other limited partnerships that were previously accounted for under the cost method, but are now accounted for at estimated fair value, where the change in fair value is recognized in net investment gains (losses) for GAAP; and

•	Other revenues are adjusted for settlements of foreign currency earnings hedges and excludes fees received in association with services provided under transition service agreements (“TSA fees”).

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

•
Other expenses excludes costs related to: (i) noncontrolling interests, (ii) implementation of new insurance regulatory requirements, and (iii) acquisition, integration and other costs. Other expenses includes TSA fees.

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
Return on equity, allocated equity and related measures:

•
MetLife, Inc.’s common stockholders’ equity, excluding accumulated other comprehensive income (“AOCI”) other than foreign currency translation adjustments (“FCTA”), is defined as MetLife, Inc.’s common stockholders’ equity, excluding the net unrealized investment gains (losses) and defined benefit plans adjustment components of AOCI, net of income tax.

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

Subsequent Events
See Note 15 of the Notes to the Interim Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We regularly analyze our exposure to interest rate, equity market price and foreign currency exchange rate risks. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are materially exposed to changes in interest rates, foreign currency exchange rates and changes in the equity markets. We have exposure to market risk through our insurance operations and investment activities. We use a variety of strategies to manage interest rate, foreign currency exchange rate and equity market risk, including the use of derivatives. A description of our market risk exposures may be found under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of the 2017 Annual Report.

Item 4. Controls and Procedures
Based on the Company’s internal review, MetLife, Inc.’s Chief Executive Officer (“CEO”) and former CFO identified material weaknesses in the design and operation of its internal control over financial reporting. Management concluded that the Company has not maintained effective controls over (i) the administrative and accounting practices relating to certain RIS group annuity reserves and the timely communication and escalation of issues regarding those reserves throughout the Company, and (ii) controls over the calculation of reserves relating to variable annuity guarantees issued by a former operating joint venture in Japan and reinsured by the Company and included within MetLife Holdings. Management identified errors in reserve balances in connection with these material weaknesses. For more information on these reserve adjustments, see Note 1 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report. These material weaknesses remain unremediated as of March 31, 2018.
Evaluation of Disclosure Controls and Procedures
Management, including the CEO and current CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2018. Solely because of the material weaknesses in internal control over financial reporting reported in the 2017 Annual Report, our CEO and current CFO concluded that as of March 31, 2018, our disclosure controls and procedures were not effective.
Remediation Status of Reported Material Weaknesses
Management is executing its plan to remediate the material weaknesses and has developed Steering Committees, project teams and working groups to lead the remediation efforts. To date, management has performed the following:
RIS Group Annuity Reserves:

•
Implemented immediate changes to improve its administrative and accounting procedures and search practices to identify, contact, and record responses from “unresponsive and missing” plan annuitants and to otherwise locate missing annuitants;

•	Instituted additional procedures to help address the timely communication and escalation of issues throughout the Company; and

•
Engaged third party advisors who have commenced procedures associated with the comprehensive examination and analysis of the facts and circumstances giving rise to the material weakness, under the supervision of MetLife, Inc.’s Chief Risk Officer.

MetLife Holdings Assumed Variable Annuity Guarantee Reserves:

•	Implemented immediate changes to the data flows and input controls into the valuation process. These changes included enhanced reconciliations and analytics.

•
Engaged third party advisors who have commenced procedures associated with the comprehensive examination and analysis of the facts and circumstances giving rise to the material weakness, under the supervision of the Chief Auditor.

Management believes the remediation steps outlined above will further strengthen our internal control over financial reporting. Management will test the ongoing operating effectiveness of all new controls subsequent to implementation and consider the material weaknesses remediated after the applicable controls operate effectively for a sufficient period of time. The Company will continue to evaluate, update and improve its internal control over financial reporting as management executes on its remediation plans.
Changes in Internal Control Over Financial Reporting
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(d) and 15d-15(d) that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
See Note 14 of the Notes to the Interim Condensed Consolidated Financial Statements.

Item 1A. Risk Factors
The following should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2017 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under Item 1A. Risk Factors. Other than as so amended or supplemented and as described in this Item 1A, there have been no other material changes to our risk factors from the risk factors previously disclosed in the 2017 Annual Report.
Capital-Related Risks
The following updates and replaces the similar paragraph of the risk factor entitled “Legal and Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Levels We Wish” included in the 2017 Annual Report.
Legal and Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish
***
Trigger Events for the Restrictions on the Payment of Dividends on Our Preferred Stock and Restrictions on the Payment of Interest on Our Junior Subordinated Debentures
In addition, MetLife’s Floating Rate Non-Cumulative Preferred Stock, Series A, and 5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C, and its junior subordinated debentures contain provisions that would suspend the payment of preferred stock dividends and interest on junior subordinated debentures if MetLife, Inc. fails to meet certain tests (“Trigger Events”). In such cases, and subject to the terms of the instruments, MetLife, Inc. could make payments up to the amount of net proceeds from sales of (i) common stock during the 90 days preceding the dividend declaration date or (ii) common stock or certain kinds of warrants to purchase common stock generally during the 180 days prior to the interest payment date (the “New Equity Proceeds”). If the New Equity Proceeds were insufficient to make such payments, the “dividend stopper” provisions would come into effect and we would be unable to repurchase or pay dividends on our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Purchases of MetLife, Inc. common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended March 31, 2018 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 — January 31, 2018	7,299,195	$52.29	7,297,248	$1,380,342,336
February 1 — February 28, 2018	4,104,418	$47.18	4,104,418	$1,186,692,878
March 1 — March 31, 2018	10,003,732	$46.62	10,003,661	$720,341,388
__________________

(1)
Except for the foregoing, there were no shares of MetLife, Inc. common stock repurchased by MetLife, Inc. During the periods January 1 through January 31, 2018, February 1 through February 28, 2018 and March 1 through March 31, 2018, separate account index funds purchased 1,947 shares, 0 shares and 71 shares, respectively, of MetLife, Inc. common stock on the open market in nondiscretionary transactions.

(2)
On November 1, 2017, MetLife, Inc. announced that its Board of Directors authorized $2.0 billion of common stock repurchases. At March 31, 2018, MetLife, Inc. had $720 million of common stock repurchases remaining under this authorization. For more information on common stock repurchases, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Common Stock Repurchases,” and Note 15 of the Notes to the Interim Condensed Consolidated Financial Statements. See also “Risk Factors — Capital-Related Risks — Legal and Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” and Note 15 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report.

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

		Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of MetLife, Inc.	10-K	001-15787	3.1	March 1, 2017

3.2	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on April 7, 2000.	10-K	001-15787	3.2	March 1, 2017

3.3	Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc., filed with the Secretary of State of Delaware on June 10, 2005.	10-K	001-15787	3.3	March 1, 2017

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated April 29, 2011.	10-K	001-15787	3.4	March 1, 2017

3.5	Certificate of Retirement of Series B Contingent Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on November 5, 2013.	10-Q	001-15787	3.6	November 7, 2013

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated April 29, 2015.	8-K	001-15787	3.1	April 30, 2015

3.7	Certificate of Designations of 5.250% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C, of MetLife, Inc., filed with the Secretary of State of Delaware on May 28, 2015.	8-K	001-15787	3.1	May 28, 2015

3.8	Certificate of Elimination of 6.500% Non-Cumulative Preferred Stock, Series B, of MetLife, Inc., filed with the Secretary of State of Delaware on November 3, 2015.	10-Q	001-15787	3.7	November 5, 2015

3.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated October 23, 2017.	8-K	001-15787	3.1	October 24, 2017

3.10	Certificate of Designations of 5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D, of MetLife, Inc., filed with the Secretary of State of Delaware on March 21, 2018.	8-K	001-15787	3.1	March 22, 2018

10.1	Form of Performance Share Agreement, effective February 27, 2018.*	8-K	001-15787	10.1	February 20, 2018

10.2	Form of Performance Unit Agreement, effective February 27, 2018.*	8-K	001-15787	10.2	February 20, 2018

10.3	Form of Restricted Stock Unit Agreement (Ratable Period of Restriction Ends in Thirds), effective February 27, 2018.*	8-K	001-15787	10.3	February 20, 2018

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

10.4	Form of Restricted Stock Unit Agreement (Three-Year “Cliff” Period of Restriction), effective February 27, 2018.*	8-K	001-15787	10.4	February 20, 2018

10.5	Form of Restricted Unit Agreement (Ratable Period of Restriction Ends in Thirds), effective February 27, 2018.*	8-K	001-15787	10.5	February 20, 2018

10.6	Form of Restricted Unit Agreement (Three-Year “Cliff” Period of Restriction), effective February 27, 2018.*	8-K	001-15787	10.6	February 20, 2018

10.7	Award Agreement Supplement, effective February 27, 2018.*	8-K	001-15787	10.7	February 20, 2018

10.8	Amendment Number 5 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated January 1, 2015).*					X

10.9	Amendment Number 6 to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated March 5, 2018 (effective March 15, 2018).*					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
______________

*Indicates management contracts or compensatory plans or arrangements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METLIFE, INC.

By:	/s/ William O’Donnell
Name: William O’Donnell Title: Executive Vice President and Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)
Date: May 7, 2018