Form 10-Q
period 2018-06-30
METLIFE INC
filed 2018-08-07
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018
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
At July 31, 2018, 994,837,941 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

		Page
Part I — Financial Information
Item 1.	Financial Statements (at June 30, 2018 and December 31, 2017 (Unaudited) and for the Three Months and Six Months Ended June 30, 2018 and 2017 (Unaudited))
	Interim Condensed Consolidated Balance Sheets	3
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	4
	Interim Condensed Consolidated Statements of Equity	5
	Interim Condensed Consolidated Statements of Cash Flows	6
	Notes to the Interim Condensed Consolidated Financial Statements:
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	7
	Note 2 — Segment Information	13
	Note 3 — Dispositions	21
	Note 4 — Insurance	27
	Note 5 — Closed Block	29
	Note 6 — Investments	32
	Note 7 — Derivatives	46
	Note 8 — Fair Value	63
	Note 9 — Long-Term Debt	83
	Note 10 — Equity	83
	Note 11 — Other Expenses	90
	Note 12 — Employee Benefit Plans	91
	Note 13 — Income Tax	92
	Note 14 — Earnings Per Common Share	93
	Note 15 — Contingencies, Commitments and Guarantees	94
	Note 16 — Subsequent Events	101
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	102
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	183
Item 4.	Controls and Procedures	184

Part II — Other Information
Item 1.	Legal Proceedings	185
Item 1A.	Risk Factors	185
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	187
Item 6.	Exhibits	188

Signatures		190

As used in this Form 10‑Q, “MetLife,” the “Company,” “we,” “our” and “us” refer to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates.
Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10‑Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words and terms such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning, or are tied to future periods, in connection with a discussion of future performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.
Many factors will be important in determining the results of MetLife, Inc., its subsidiaries and affiliates. Forward-looking statements are based on our assumptions and current expectations, which may be inaccurate, and on the current economic environment, which may change. These statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict. Results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission. These factors include: (1) adverse effects which may arise in connection with the material weaknesses in our internal control over financial reporting or our failure to promptly remediate them; (2) difficult conditions in the global capital markets; (3) increased volatility and disruption of the global capital and credit markets, which may affect our ability to meet liquidity needs and access capital, including through our credit facilities, generate fee income and market-related revenue and finance statutory reserve requirements and may require us to pledge collateral or make payments related to declines in value of specified assets, including assets supporting risks ceded to certain of our captive reinsurers or hedging arrangements associated with those risks; (4) exposure to global financial and capital market risks, including as a result of the United Kingdom’s notice of withdrawal from the European Union or other disruption in global political, security or economic conditions; (5) impact on us of comprehensive financial services regulation reform; (6) numerous rulemaking initiatives required or permitted by the Dodd-Frank Wall Street Reform and Consumer Protection Act which may impact how we conduct our business, including those compelling the liquidation of certain financial institutions; (7) regulatory, legislative or tax changes relating to our insurance, international, or other operations that may affect the cost of, or demand for, our products or services, or increase the cost or administrative burdens of providing benefits to employees; (8) adverse results or other consequences from litigation, arbitration or regulatory investigations; (9) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (10) investment losses and defaults, and changes to investment valuations; (11) changes in assumptions related to investment valuations, deferred policy acquisition costs, deferred sales inducements, value of business acquired or goodwill; (12) impairments of goodwill and realized losses or market value impairments to illiquid assets; (13) defaults on our mortgage loans; (14) the defaults or deteriorating credit of other financial institutions that could adversely affect us; (15) economic, political, legal, currency and other risks relating to our international operations, including with respect to fluctuations of exchange rates; (16) downgrades in our claims paying ability, financial strength or credit ratings; (17) a deterioration in the experience of the closed block established in connection with the reorganization of Metropolitan Life Insurance Company; (18) availability and effectiveness of reinsurance, hedging or indemnification arrangements, as well as any default or failure of counterparties to perform; (19) differences between actual claims experience and underwriting and reserving assumptions; (20) ineffectiveness of risk management policies and procedures; (21) catastrophe losses; (22) increasing cost and limited market capacity for statutory life insurance reserve financings; (23) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, and for personnel; (24) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity, and any adjustment for nonperformance risk; (25) our ability to address difficulties, unforeseen liabilities, asset impairments, or rating agency actions arising from (a) business acquisitions and integrating and managing the growth of such acquired businesses, (b) dispositions of businesses via sale, initial public offering, spin-off or otherwise, including failure to achieve projected operational benefit from such transactions and any restrictions, liabilities, losses or indemnification obligations arising from any transitional services or tax arrangements related to the separation of any business, or from the failure of such a separation to qualify for any intended tax-free treatment, (c) entry into joint ventures, or (d) legal entity reorganizations; (26) unanticipated or adverse developments that could adversely affect our achieving expected operational or other benefits from the separation of Brighthouse Financial, Inc. and its subsidiaries (“Brighthouse”); (27) liabilities, losses or indemnification obligations arising from our transitional services, investment management or tax arrangements or other agreements with Brighthouse; (28) failure of the separation of Brighthouse to qualify for intended tax-free treatment; (29) legal, regulatory and other restrictions affecting MetLife, Inc.’s ability to pay dividends and repurchase common stock; (30) MetLife, Inc.’s and its subsidiary holding companies’ primary reliance, as holding companies, on dividends from subsidiaries to meet free cash flow targets and debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (31) the possibility that MetLife, Inc.’s Board of Directors may influence the outcome of stockholder votes through the voting provisions of the MetLife Policyholder Trust; (32) changes in accounting standards, practices and/or policies; (33) increased expenses relating to pension and postretirement benefit plans, as well as health care and other employee benefits; (34) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (35) difficulties in marketing and distributing products through our distribution channels; (36) provisions of laws and our incorporation documents that may delay, deter or prevent takeovers and corporate combinations involving MetLife; (37) the effects of business disruption or economic contraction due to disasters such as terrorist attacks, cyberattacks, other hostilities, or natural catastrophes, including any related impact on the value of our investment portfolio, our disaster recovery systems, cyber- or other information security systems and management continuity planning; (38) any failure to protect the confidentiality of client information; (39) the effectiveness of our programs and practices in avoiding giving our associates incentives to take excessive risks; (40) the impact of technological changes on our businesses; and (41) other risks and uncertainties described from time to time in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission.
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

Part I — Financial Information
Item 1. Financial Statements
MetLife, Inc.
Interim Condensed Consolidated Balance Sheets
June 30, 2018 and December 31, 2017 (Unaudited)
(In millions, except share and per share data)

	June 30, 2018	December 31, 2017
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $292,257 and $286,069, respectively)	$306,331	$308,931
Equity securities, at estimated fair value	1,483	2,513
Contractholder-directed equity securities and fair value option securities, at estimated fair value (includes $5 and $6, respectively, relating to variable interest entities)	13,848	16,745
Mortgage loans (net of valuation allowances of $325 and $314, respectively; includes $405 and $520, respectively, under the fair value option)	70,852	68,731
Policy loans	9,702	9,669
Real estate and real estate joint ventures (includes $630 and $25, respectively, of real estate held-for-sale)	9,741	9,637
Other limited partnership interests	5,985	5,708
Short-term investments, principally at estimated fair value	3,853	4,870
Other invested assets (includes $453 and $125, respectively, relating to variable interest entities)	17,017	17,263
Total investments	438,812	444,067
Cash and cash equivalents, principally at estimated fair value (includes $11 and $12, respectively, relating to variable interest entities)	16,312	12,701
Accrued investment income	3,512	3,524
Premiums, reinsurance and other receivables (includes $2 and $3, respectively, relating to variable interest entities)	19,608	18,423
Deferred policy acquisition costs and value of business acquired	19,013	18,419
Goodwill	9,499	9,590
Other assets (includes $2 and $2, respectively, relating to variable interest entities)	8,230	8,167
Separate account assets	191,347	205,001
Total assets	$706,333	$719,892
Liabilities and Equity
Liabilities
Future policy benefits	$184,461	$177,974
Policyholder account balances	182,493	182,518
Other policy-related balances	15,908	15,515
Policyholder dividends payable	695	682
Policyholder dividend obligation	792	2,121
Payables for collateral under securities loaned and other transactions	27,030	25,723
Short-term debt	479	477
Long-term debt (includes $5 and $6, respectively, at estimated fair value, relating to variable interest entities)	14,536	15,686
Collateral financing arrangement	1,085	1,121
Junior subordinated debt securities	3,146	3,144
Current income tax payable	222	311
Deferred income tax liability	5,377	6,767
Other liabilities (includes $1 and $3, respectively, relating to variable interest entities)	24,930	23,982
Separate account liabilities	191,347	205,001
Total liabilities	652,501	661,022
Contingencies, Commitments and Guarantees (Note 15)
Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $3,405 and $2,100 aggregate liquidation preference, respectively	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,170,816,195 and 1,168,710,101 shares issued, respectively; 1,000,153,999 and 1,043,588,396 shares outstanding, respectively	12	12
Additional paid-in capital	32,454	31,111
Retained earnings	26,870	26,527
Treasury stock, at cost; 170,662,196 and 125,121,705 shares, respectively	(8,557)	(6,401)
Accumulated other comprehensive income (loss)	2,854	7,427
Total MetLife, Inc.’s stockholders’ equity	53,633	58,676
Noncontrolling interests	199	194
Total equity	53,832	58,870
Total liabilities and equity	$706,333	$719,892
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Six Months Ended June 30, 2018 and 2017 (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Premiums	$15,153	$9,580	$24,331	$18,545
Universal life and investment-type product policy fees	1,370	1,364	2,762	2,724
Net investment income	4,473	4,193	8,218	8,614
Other revenues	475	292	949	634
Net investment gains (losses)	(227)	104	(560)	192
Net derivative gains (losses)	(59)	(200)	290	(412)
Total revenues	21,185	15,333	35,990	30,297
Expenses
Policyholder benefits and claims	14,866	9,427	23,584	18,290
Interest credited to policyholder account balances	1,424	1,292	2,193	2,743
Policyholder dividends	309	313	606	623
Other expenses	3,485	3,283	6,850	6,551
Total expenses	20,084	14,315	33,233	28,207
Income (loss) from continuing operations before provision for income tax	1,101	1,018	2,757	2,090
Provision for income tax expense (benefit)	207	162	606	282
Income (loss) from continuing operations, net of income tax	894	856	2,151	1,808
Income (loss) from discontinued operations, net of income tax	—	58	—	(18)
Net income (loss)	894	914	2,151	1,790
Less: Net income (loss) attributable to noncontrolling interests	3	3	7	6
Net income (loss) attributable to MetLife, Inc.	891	911	2,144	1,784
Less: Preferred stock dividends	46	46	52	52
Net income (loss) available to MetLife, Inc.’s common shareholders	$845	$865	$2,092	$1,732
Comprehensive income (loss)	$(1,885)	$2,953	$(3,333)	$4,860
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	4	2	8	6
Comprehensive income (loss) attributable to MetLife, Inc.	$(1,889)	$2,951	$(3,341)	$4,854

Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders:
Basic	$0.83	$0.76	$2.04	$1.62
Diluted	$0.83	$0.75	$2.02	$1.61
Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$0.83	$0.81	$2.04	$1.60
Diluted	$0.83	$0.80	$2.02	$1.59
Cash dividends declared per common share	$0.420	$0.400	$0.820	$0.800
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Equity
For the Six Months Ended June 30, 2018 and 2017 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$—	$12	$31,111	$26,527	$(6,401)	$7,427	$58,676	$194	$58,870
Cumulative effects of changes in accounting principles, net of income tax (Note 1)				(905)		912	7		7
Balance at January 1, 2018	—	12	31,111	25,622	(6,401)	8,339	58,683	194	58,877
Preferred stock issuance			1,274				1,274		1,274
Treasury stock acquired in connection with share repurchases					(2,156)		(2,156)		(2,156)
Stock-based compensation			69				69		69
Dividends on preferred stock				(52)			(52)		(52)
Dividends on common stock				(844)			(844)		(844)
Change in equity of noncontrolling interests							—	(3)	(3)
Net income (loss)				2,144			2,144	7	2,151
Other comprehensive income (loss), net of income tax						(5,485)	(5,485)	1	(5,484)
Balance at June 30, 2018	$—	$12	$32,454	$26,870	$(8,557)	$2,854	$53,633	$199	$53,832

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016, as previously reported	$—	$12	$30,944	$34,480	$(3,474)	$5,347	$67,309	$171	$67,480
Prior period revisions (Note 1)				203		19	222		222
Balance at December 31, 2016	—	12	30,944	34,683	(3,474)	5,366	67,531	171	67,702
Treasury stock acquired in connection with share repurchases					(1,810)		(1,810)		(1,810)
Stock-based compensation			77				77		77
Dividends on preferred stock				(52)			(52)		(52)
Dividends on common stock				(868)			(868)		(868)
Change in equity of noncontrolling interests							—	37	37
Net income (loss)				1,784			1,784	6	1,790
Other comprehensive income (loss), net of income tax						3,070	3,070	—	3,070
Balance at June 30, 2017	$—	$12	$31,021	$35,547	$(5,284)	$8,436	$69,732	$214	$69,946
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2018 and 2017
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2018	2017
Net cash provided by (used in) operating activities	$6,904	$5,499
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	54,497	47,120
Equity securities	280	452
Mortgage loans	4,341	4,354
Real estate and real estate joint ventures	422	490
Other limited partnership interests	337	689
Purchases of:
Fixed maturity securities	(58,061)	(49,995)
Equity securities	(64)	(616)
Mortgage loans	(6,380)	(7,126)
Real estate and real estate joint ventures	(495)	(602)
Other limited partnership interests	(568)	(682)
Cash received in connection with freestanding derivatives	2,376	3,945
Cash paid in connection with freestanding derivatives	(2,638)	(5,698)
Net change in policy loans	(42)	6
Net change in short-term investments	1,055	914
Net change in other invested assets	164	(206)
Other, net	12	(194)
Net cash provided by (used in) investing activities	(4,764)	(7,149)
Cash flows from financing activities
Policyholder account balances:
Deposits	46,858	44,854
Withdrawals	(44,976)	(42,387)
Net change in payables for collateral under securities loaned and other transactions	1,633	1,205
Long-term debt issued	14	2,989
Long-term debt repaid	(200)	(9)
Collateral financing arrangements repaid	(36)	(2,836)
Financing element on certain derivative instruments and other derivative related transactions, net	12	(94)
Treasury stock acquired in connection with share repurchases	(2,156)	(1,810)
Preferred stock issued, net of issuance costs	1,274	—
Dividends on preferred stock	(52)	(52)
Dividends on common stock	(844)	(868)
Other, net	85	(186)
Net cash provided by (used in) financing activities	1,612	806
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(141)	286
Change in cash and cash equivalents	3,611	(558)
Cash and cash equivalents, beginning of period	12,701	17,877
Cash and cash equivalents, end of period	$16,312	$17,319
Cash and cash equivalents, of disposed subsidiary, beginning of period	$—	$5,226
Cash and cash equivalents, of disposed subsidiary, end of period	$—	$4,443
Cash and cash equivalents, from continuing operations, beginning of period	$12,701	$12,651
Cash and cash equivalents, from continuing operations, end of period	$16,312	$12,876

Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$592	$574
Income tax	$577	$505
Non-cash transactions:
Fixed maturity securities received in connection with pension risk transfer transaction	$3,016	$—
Brighthouse common stock exchange transaction (Note 3):
Reduction of long-term debt	$944	$—
Reduction of fair value option securities	$1,030	$—

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
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2017 consolidated balance sheet data was derived from audited consolidated financial statements included in MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2017 Annual Report.
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
On August 4, 2017, MetLife, Inc. completed the separation of Brighthouse Financial, Inc. and its subsidiaries (“Brighthouse”) through a distribution of 96,776,670 shares of Brighthouse Financial, Inc. common stock to the MetLife, Inc. common shareholders (the “Separation”). The results of Brighthouse are reflected in MetLife, Inc.’s interim condensed consolidated financial statements as discontinued operations and, therefore, are presented as income (loss) from discontinued operations on the consolidated statements of operations and comprehensive income (loss). Prior year periods’ results have been revised to reflect discontinued operations. Intercompany transactions between the Company and Brighthouse prior to the Separation have been eliminated. Transactions between the Company and Brighthouse after the Separation are reflected in continuing operations for the Company. See Note 3 for information on discontinued operations and transactions with Brighthouse.

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
Revisions
As discussed in Note 1 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report, the Company made adjustments for group annuity reserves and assumed variable annuity guarantee reserves for which amounts previously reported have been immaterially restated. In addition, the Company has corrected other unrelated immaterial errors which were previously recorded in the periods the Company identified them.
A summary of the revisions to prior year periods’ net income (loss) available to MetLife, Inc.’s common shareholders is shown in the table below:

	Three Months Ended June 30,	Six Months Ended June 30,
	2017
	(In millions)
Assumed variable annuity guarantee reserves	$47	$61
Group annuity reserves	(9)	(18)
Other revisions to continuing operations, net	3	66
Impact to income (loss) from continuing operations before provision for income tax	41	109
Provision for income tax expense (benefit)	14	38
Impact to income (loss) from continuing operations, net of income tax	27	71
Other revisions to discontinued operations, net of income tax	—	3
Impact to net income (loss) available to MetLife, Inc.’s common shareholders	$27	$74

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

The impact of the revisions is shown in the tables below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	As Previously Reported	Discontinued Operations	Revisions	As Revised	As Previously Reported	Discontinued Operations (1)	Revisions	As Revised
	(In millions, except per share data)
Revenues
Net investment gains (losses)	$104	$—	$—	$104	$112	$55	$25	$192
Net derivatives gains (losses)	$(437)	$190	$47	$(200)	$(1,363)	$890	$61	$(412)
Total revenues	$17,245	$(1,959)	$47	$15,333	$33,514	$(3,303)	$86	$30,297
Expenses
Policyholder benefits and claims	$10,302	$(881)	$6	$9,427	$20,161	$(1,883)	$12	$18,290
Other expenses	$4,059	$(776)	$—	$3,283	$7,623	$(1,037)	$(35)	$6,551
Total expenses	$16,243	$(1,934)	$6	$14,315	$31,695	$(3,465)	$(23)	$28,207
Income (loss) from continuing operations before provision for income tax	$1,002	$(25)	$41	$1,018	$1,819	$162	$109	$2,090
Provision for income tax expense (benefit)	$115	$33	$14	$162	$103	$141	$38	$282
Income (loss) from continuing operations, net of income tax	$887	$(58)	$27	$856	$1,716	$21	$71	$1,808
Income (loss) from discontinued operations, net of income tax	$—	$58	$—	$58	$—	$(21)	$3	$(18)
Net income (loss)	$887	$—	$27	$914	$1,716	$—	$74	$1,790
Net income (loss) attributable to MetLife, Inc.	$884	$—	$27	$911	$1,710	$—	$74	$1,784
Net income (loss) available to MetLife, Inc.’s common shareholders	$838	$—	$27	$865	$1,658	$—	$74	$1,732
Comprehensive income (loss)	$2,926	$—	$27	$2,953	$4,805	$—	$55	$4,860
Comprehensive income (loss) attributable to MetLife, Inc.	$2,924	$—	$27	$2,951	$4,799	$—	$55	$4,854
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders:
Basic	$0.78	$(0.05)	$0.03	$0.76	$1.53	$0.02	$0.07	$1.62
Diluted	$0.77	$(0.05)	$0.03	$0.75	$1.52	$0.02	$0.07	$1.61
Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$0.78	$—	$0.03	$0.81	$1.53	$—	$0.07	$1.60
Diluted	$0.77	$—	$0.03	$0.80	$1.52	$—	$0.07	$1.59
__________________

(1)
See Note 3 for additional information on discontinued operations. Revisions include $5 million and $2 million of net investment gains (losses) and provision for income tax expense (benefit), respectively, related to discontinued operations.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Interim Condensed Consolidated Statements of Equity	As Previously Reported	Revisions	As Revised
	(In millions)
Retained Earnings
Balance at December 31, 2016	$34,480	$203	$34,683
Net income (loss)	$1,710	$74	$1,784
Balance at June 30, 2017	$35,270	$277	$35,547
Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2016	$5,347	$19	$5,366
Other comprehensive income (loss), net of income tax	$3,089	$(19)	$3,070
Balance at June 30, 2017	$8,436	$—	$8,436
Total MetLife, Inc.’s Stockholders’ Equity
Balance at December 31, 2016	$67,309	$222	$67,531
Balance at June 30, 2017	$69,455	$277	$69,732
Total Equity
Balance at December 31, 2016	$67,480	$222	$67,702
Balance at June 30, 2017	$69,669	$277	$69,946
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
Effective January 1, 2018, the Company adopted, using a modified retrospective approach, guidance relating to recognition and measurement of financial instruments. The guidance changes the current accounting guidance related to (i) the classification and measurement of certain equity investments, (ii) the presentation of changes in the fair value of financial liabilities measured under the fair value option (“FVO”) that are due to instrument-specific credit risk, and (iii) certain disclosures associated with the fair value of financial instruments. Effective January 1, 2018, there will no longer be a requirement to assess equity securities for impairment since such securities will be measured at fair value through net income. Additionally, there will no longer be a requirement to assess equity securities for embedded derivatives requiring bifurcation. The adoption of this guidance resulted in a $328 million, net of income tax, increase to retained earnings largely offset by a decrease to AOCI that was primarily attributable to $1.7 billion of equity securities previously classified and measured as equity securities AFS. At December 31, 2017, equity securities of $16.0 billion primarily associated with contractholder-directed investments are accounted for using the FVO and therefore were unaffected by the new guidance. The Company has included the required disclosures related to equity securities within Note 6.
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
For the three months and six months ended June 30, 2018, the Company identified $328 million and $650 million, respectively, of revenue streams within the scope of the guidance that are all included within other revenues on the interim condensed consolidated statements of operations and comprehensive income (loss). Such amounts primarily consisted of: (i) prepaid legal plans and administrative-only contracts within the U.S. segment of $126 million and $255 million, for the three months and six months ended June 30, 2018, respectively, (ii) distribution and administrative services fees within the MetLife Holdings segment of $56 million and $114 million for the three months and six months ended June 30, 2018, respectively, and (iii) fee-based investment management services within Corporate & Other of $74 million and $145 million for the three months and six months ended June 30, 2018, respectively.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

In February 2016, the FASB issued new guidance on leasing transactions (ASU 2016-02, Leases - Topic 842). The new guidance is effective for the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires a modified retrospective transition approach (subject to optional practical expedients). Early adoption is permitted. The new guidance requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. Leases would be classified as finance or operating leases and both types of leases will be recognized on the balance sheet. Lessor accounting will remain largely unchanged from current guidance except for certain targeted changes. The new guidance will also require new qualitative and quantitative disclosures. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, amending certain aspects of the new leases standard. The amendments include clarification on whether to recognize a transition adjustment to earnings rather than through equity when an entity initially applies the new guidance retrospectively to each prior reporting period. Also, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. The amendments in the new guidance provide entities with an additional transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Also, the amendments provide lessors with a practical expedient related to separating components of a contract. The Company’s implementation efforts have been primarily focused on the review of its existing lease contracts, identification of other contracts that may fall under the scope of the new guidance, and performing a gap analysis on the current state of lease-related activities compared with the future state of lease-related activities. The Company identified its significant leases by geography and by asset type that will be impacted by the new guidance and has begun implementation of a new software platform to facilitate compliance with the new guidance. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
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

•
Net investment income: (i) includes earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment, (ii) excludes post-tax adjusted earnings adjustments relating to insurance joint ventures accounted for under the equity method, (iii) excludes certain amounts related to contractholder-directed unit-linked investments, (iv) excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP and (v) includes distributions of profits from certain other limited partnership interests that were previously accounted for under the cost method, but are now accounted for at estimated fair value, where the change in estimated fair value is recognized in net investment gains (losses) for GAAP; and

•	Other revenues is adjusted for settlements of foreign currency earnings hedges and excludes fees received in association with services provided under transition service agreements (“TSA fees”).
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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and six months ended June 30, 2018 and 2017. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended June 30, 2018	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$11,302	$1,654	$688	$546	$957	$6	$15,153	$—	$15,153
Universal life and investment-type product policy fees	262	399	275	107	301	—	1,344	26	1,370
Net investment income	1,719	839	327	73	1,329	40	4,327	146	4,473
Other revenues	203	13	9	20	68	79	392	83	475
Net investment gains (losses)	—	—	—	—	—	—	—	(227)	(227)
Net derivative gains (losses)	—	—	—	—	—	—	—	(59)	(59)
Total revenues	13,486	2,905	1,299	746	2,655	125	21,216	(31)	21,185
Expenses
Policyholder benefits and claims and policyholder dividends	11,233	1,237	660	286	1,706	3	15,125	50	15,175
Interest credited to policyholder account balances	439	362	95	26	235	—	1,157	267	1,424
Capitalization of DAC	(114)	(495)	(91)	(121)	(10)	(3)	(834)	—	(834)
Amortization of DAC and VOBA	114	313	71	108	101	1	708	(1)	707
Amortization of negative VOBA	—	(12)	—	(4)	—	—	(16)	—	(16)
Interest expense on debt	4	—	1	—	2	272	279	30	309
Other expenses	965	976	363	339	275	259	3,177	142	3,319
Total expenses	12,641	2,381	1,099	634	2,309	532	19,596	488	20,084
Provision for income tax expense (benefit)	174	161	55	26	66	(234)	248	(41)	207
Adjusted earnings	$671	$363	$145	$86	$280	$(173)	1,372
Adjustments to:
Total revenues							(31)
Total expenses							(488)
Provision for income tax (expense) benefit							41
Income (loss) from continuing operations, net of income tax							$894		$894

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended June 30, 2017	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,877	$1,659	$645	$505	$1,022	$8	$9,716	$(136)	$9,580
Universal life and investment-type product policy fees	251	375	275	92	345	—	1,338	26	1,364
Net investment income	1,575	729	289	78	1,401	41	4,113	80	4,193
Other revenues	199	11	8	28	37	61	344	(52)	292
Net investment gains (losses)	—	—	—	—	—	—	—	104	104
Net derivative gains (losses)	—	—	—	—	—	—	—	(200)	(200)
Total revenues	7,902	2,774	1,217	703	2,805	110	15,511	(178)	15,333
Expenses
Policyholder benefits and claims and policyholder dividends	5,887	1,247	596	270	1,717	1	9,718	22	9,740
Interest credited to policyholder account balances	359	333	94	25	255	—	1,066	226	1,292
Capitalization of DAC	(116)	(428)	(88)	(100)	(23)	(3)	(758)	14	(744)
Amortization of DAC and VOBA	114	290	68	95	139	1	707	(51)	656
Amortization of negative VOBA	—	(30)	—	(5)	—	—	(35)	(3)	(38)
Interest expense on debt	4	—	2	—	5	277	288	(4)	284
Other expenses	914	895	357	332	370	202	3,070	55	3,125
Total expenses	7,162	2,307	1,029	617	2,463	478	14,056	259	14,315
Provision for income tax expense (benefit)	247	157	34	14	105	(269)	288	(126)	162
Adjusted earnings	$493	$310	$154	$72	$237	$(99)	1,167
Adjustments to:
Total revenues							(178)
Total expenses							(259)
Provision for income tax (expense) benefit							126
Income (loss) from continuing operations, net of income tax							$856		$856

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Six Months Ended June 30, 2018	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$16,519	$3,402	$1,387	$1,097	$1,907	$19	$24,331	$—	$24,331
Universal life and investment-type product policy fees	520	793	557	219	615	—	2,704	58	2,762
Net investment income	3,381	1,634	603	148	2,681	99	8,546	(328)	8,218
Other revenues	407	28	17	36	135	160	783	166	949
Net investment gains (losses)	—	—	—	—	—	—	—	(560)	(560)
Net derivative gains (losses)	—	—	—	—	—	—	—	290	290
Total revenues	20,827	5,857	2,564	1,500	5,338	278	36,364	(374)	35,990
Expenses
Policyholder benefits and claims and policyholder dividends	16,371	2,580	1,306	580	3,256	—	24,093	97	24,190
Interest credited to policyholder account balances	846	713	193	51	471	—	2,274	(81)	2,193
Capitalization of DAC	(220)	(960)	(185)	(239)	(20)	(5)	(1,629)	(1)	(1,630)
Amortization of DAC and VOBA	229	627	131	214	201	3	1,405	(5)	1,400
Amortization of negative VOBA	—	(27)	—	(10)	—	—	(37)	(1)	(38)
Interest expense on debt	6	—	3	—	4	552	565	30	595
Other expenses	1,926	1,928	701	690	551	491	6,287	236	6,523
Total expenses	19,158	4,861	2,149	1,286	4,463	1,041	32,958	275	33,233
Provision for income tax expense (benefit)	345	306	130	47	170	(393)	605	1	606
Adjusted earnings	$1,324	$690	$285	$167	$705	$(370)	2,801
Adjustments to:
Total revenues							(374)
Total expenses							(275)
Provision for income tax (expense) benefit							(1)
Income (loss) from continuing operations, net of income tax							$2,151		$2,151

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Six Months Ended June 30, 2017	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$11,062	$3,367	$1,292	$1,007	$2,081	$46	$18,855	$(310)	$18,545
Universal life and investment-type product policy fees	516	741	535	187	707	—	2,686	38	2,724
Net investment income	3,187	1,431	592	152	2,842	81	8,285	329	8,614
Other revenues	403	21	17	45	133	120	739	(105)	634
Net investment gains (losses)	—	—	—	—	—	—	—	192	192
Net derivative gains (losses)	—	—	—	—	—	—	—	(412)	(412)
Total revenues	15,168	5,560	2,436	1,391	5,763	247	30,565	(268)	30,297
Expenses
Policyholder benefits and claims and policyholder dividends	11,131	2,562	1,229	539	3,450	26	18,937	(24)	18,913
Interest credited to policyholder account balances	710	654	176	49	512	1	2,102	641	2,743
Capitalization of DAC	(216)	(848)	(170)	(192)	(57)	(4)	(1,487)	30	(1,457)
Amortization of DAC and VOBA	228	581	146	182	213	2	1,352	(33)	1,319
Amortization of negative VOBA	—	(67)	—	(8)	—	—	(75)	(6)	(81)
Interest expense on debt	6	—	3	—	20	554	583	(16)	567
Other expenses	1,823	1,770	683	648	710	377	6,011	192	6,203
Total expenses	13,682	4,652	2,067	1,218	4,848	956	27,423	784	28,207
Provision for income tax expense (benefit)	496	303	72	26	291	(540)	648	(366)	282
Adjusted earnings	$990	$605	$297	$147	$624	$(169)	2,494
Adjustments to:
Total revenues							(268)
Total expenses							(784)
Provision for income tax (expense) benefit							366
Income (loss) from continuing operations, net of income tax							$1,808		$1,808

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	June 30, 2018	December 31, 2017
	(In millions)
U.S.	$256,668	$255,428
Asia	141,653	136,928
Latin America	73,214	79,670
EMEA	29,353	30,500
MetLife Holdings	174,470	183,160
Corporate & Other	30,975	34,206
Total	$706,333	$719,892

Revenues derived from one U.S. segment customer were $6.0 billion for both the three months and six months ended June 30, 2018, which represented 35% and 21%, respectively, of consolidated premiums, universal life and investment-type product policy fees and other revenues. The revenue was from a single premium received for a pension risk transfer. Revenues derived from any other customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the three months and six months ended June 30, 2018 and 2017.
3. Dispositions
2018 Disposition
On February 20, 2018, the Company completed the sale of MetLife Afore, S.A. de C.V., its pension fund management business in Mexico. See Note 3 of the Notes to the Consolidated Financial Statement included in the 2017 Annual Report for further information.
2017 Separation of Brighthouse
On August 4, 2017, MetLife, Inc. completed the separation of Brighthouse. MetLife, Inc. retained the remaining ownership interest of 22,996,436 shares, or 19.2%, of Brighthouse Financial, Inc. common stock and recognized its investment in Brighthouse Financial, Inc. common stock based on the NASDAQ reported market price. The Company elected to record the investment under the FVO as an observable measure of estimated fair value that is aligned with the Company’s intent to divest of the retained shares as soon as practicable. Subsequent changes in estimated fair value of the investment were recorded to net investment gains (losses). The estimated fair value of the Brighthouse Financial, Inc. common stock held by the Company (“FVO Brighthouse Common Stock”) at December 31, 2017 was $1.3 billion reported within contractholder-directed equity securities and fair value option securities (“FVO Securities”) (collectively, “Unit-linked and FVO Securities”).
The Company incurred pre-tax Separation-related transaction costs of $330 million and $407 million for the three months and six months ended June 30, 2017, respectively, primarily related to the terminations of financing agreements and third party staffing costs. For both the three months and six months ended June 30, 2017, the Company reported $294 million within discontinued operations for fees for the terminations of financing arrangements. All other Separation-related transaction costs are recorded in other expenses and reported within continuing operations.
In June 2018, the Company sold FVO Brighthouse Common Stock in exchange for $944 million aggregate principal amount of MetLife, Inc. senior notes, which MetLife, Inc. canceled. The Company recorded $159 million and $327 million of mark-to-market and disposition losses on the FVO Brighthouse Common Stock to net investment gains (losses) for the three months and six months ended June 30, 2018, respectively. As of June 30, 2018, the Company no longer held any shares of Brighthouse Financial, Inc. for its own account; however, certain insurance company separate accounts managed by the Company held shares of Brighthouse Financial, Inc. See Note 9 for further information on this transaction.
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
In accordance with the tax separation agreement, at both June 30, 2018 and December 31, 2017, the Company’s current income tax receivable and corresponding payable to Brighthouse, reported in other liabilities, were $726 million.
As part of the tax receivable agreement, MetLife Inc. has the right to receive future payments from Brighthouse for a tax asset that Brighthouse received as a result of restructuring prior to the Separation. Included in other assets at both June 30, 2018 and December 31, 2017, is a receivable from Brighthouse of $333 million related to these future payments.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Dispositions (continued)

Reinsurance
The Company entered into reinsurance transactions with Brighthouse in the normal course of business and such transactions will continue based upon business needs. Information regarding the significant effects of reinsurance transactions with Brighthouse was as follows:

	Included on Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	Excluded from Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	Included on Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	Excluded from Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Premiums
Reinsurance assumed	$105	$115	$201	$212
Reinsurance ceded	(3)	(4)	(6)	(7)
Net premiums	$102	$111	$195	$205
Universal life and investment-type product policy fees
Reinsurance assumed	$(3)	$(1)	$(2)	$(5)
Reinsurance ceded	(20)	(22)	(44)	(46)
Net universal life and investment-type product policy fees	$(23)	$(23)	$(46)	$(51)
Policyholder benefits and claims
Reinsurance assumed	$84	$91	$162	$166
Reinsurance ceded	—	(6)	(10)	(12)
Net policyholder benefits and claims	$84	$85	$152	$154
Interest credited to policyholder account balances
Reinsurance assumed	$3	$4	$7	$8
Reinsurance ceded	(17)	(18)	(35)	(36)
Net interest credited to policyholder account balances	$(14)	$(14)	$(28)	$(28)
Other expenses
Reinsurance assumed	$31	$36	$65	$6
Reinsurance ceded	(4)	(4)	(18)	(25)
Net other expenses	$27	$32	$47	$(19)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Dispositions (continued)

Information regarding the significant effects of reinsurance transactions with Brighthouse included on the interim condensed consolidated balance sheets was as follows at:

	June 30, 2018		December 31, 2017
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$157	$1,788	$167	$1,793
Deferred policy acquisition costs and value of business acquired	381	(40)	384	(40)
Total assets	$538	$1,748	$551	$1,753
Liabilities
Future policy benefits	$1,842	$—	$1,734	$—
Other policy-related balances	120	22	119	28
Other liabilities	1,446	16	1,458	19
Total liabilities	$3,408	$38	$3,311	$47
Investment Management
In connection with the Separation, the Company entered into investment management services agreements with Brighthouse. During the three months and six months ended June 30, 2018, the Company recognized $32 million and $61 million, respectively, in other revenues for services provided under such investment management services agreements. Prior to the Separation, during the three months and six months ended June 30, 2017, the Company charged Brighthouse $24 million and $49 million, respectively, for services provided under the agreements, which were intercompany transactions and eliminated and excluded from the interim condensed consolidated statements of operations and comprehensive income (loss).
Committed Facility
MetLife Reinsurance Company of Vermont and MetLife, Inc. have a $2.9 billion committed facility which is used as collateral for certain affiliated reinsurance liabilities. At June 30, 2018, Brighthouse was a beneficiary of $2.4 billion of letters of credit issued under this committed facility and, in consideration, Brighthouse reimbursed MetLife, Inc. for a portion of the letter of credit fees. Prior to the Separation, the Company entered into the committed facility with Brighthouse in the normal course of business and such transactions will continue based upon business needs.
Transition Services
In connection with the Separation, the Company entered into a transition services agreement with Brighthouse for services necessary for Brighthouse to conduct its activities. During the three months and six months ended June 30, 2018, the Company recognized $78 million and $157 million, respectively, as other revenue for transitional services provided under the agreement. Prior to the Separation, during the three months and six months ended June 30, 2017, the Company charged Brighthouse $83 million and $164 million, respectively, for services provided under the agreement, which were intercompany transactions and eliminated and excluded from the interim condensed consolidated statements of operations and comprehensive income (loss).
Other
The Company has existing assumed structured settlement claim obligations as an assignment company for Brighthouse. These liabilities are measured at the present value of the periodic claims to be provided and reported as other policy-related balances. The Company receives a fee for assuming these claim obligations and, as the assignee of the claim, is legally obligated to ensure periodic payments are made to the claimant. The Company purchased annuities from Brighthouse to fund these obligations and designates payments to be made directly to the claimant by Brighthouse as the annuity writer. The aggregate contract values of annuities funding structured settlement claims are recorded as an asset for which the Company has also recorded an unpaid claim obligation reported in other policy-related balances. Such aggregated contract values were $1.3 billion at both June 30, 2018 and December 31, 2017. The Company entered into these transactions with Brighthouse in the normal course of business and such transactions will continue based upon business needs.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Dispositions (continued)

The Company provides services necessary for Brighthouse to conduct its business, which primarily include contract administrative services for certain Brighthouse investment-type products. During the three months and six months ended June 30, 2018, the Company recognized revenue of $31 million and $63 million, respectively, for administrative services provided to Brighthouse. Prior to the Separation, during the three months and six months ended June 30, 2017, the Company provided administrative services to Brighthouse for $31 million and $62 million, respectively, which were intercompany transactions and eliminated and excluded from the interim condensed consolidated statements of operations and comprehensive income (loss). The Company entered into these transactions with Brighthouse in the normal course of business and such transactions will continue based upon business needs.
In connection with the Separation, the Company entered into an employee matters agreement with Brighthouse to allocate obligations and responsibilities relating to employee compensation and benefit plans and other related matters. The employee matters agreement provides that MetLife will reimburse Brighthouse for certain pension benefit payments, retiree health and life benefit payments and deferred compensation payments. Included in other liabilities at June 30, 2018 and December 31, 2017, are payables to Brighthouse of $179 million and $186 million, respectively, related to these future payments.
At June 30, 2018 and December 31, 2017, the Company had receivables from Brighthouse of $111 million and $97 million, respectively, related to services provided.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Dispositions (continued)

Discontinued Operations
The following table presents the amounts related to the operations of Brighthouse that have been reflected in discontinued operations:

	Three Months Ended June 30,	Six Months Ended June 30,
	2017
	(In millions)
Revenues
Premiums	$355	$705
Universal life and investment-type product policy fees	938	1,880
Net investment income	766	1,541
Other revenues	90	122
Total net investment gains (losses)	—	(50)
Net derivative gains (losses)	(190)	(890)
Total revenues	1,959	3,308
Expenses
Policyholder benefits and claims	881	1,883
Interest credited to policyholder account balances	270	531
Policyholder dividends	7	14
Other expenses	776	1,037
Total expenses	1,934	3,465
Income (loss) from discontinued operations before provision for income tax	25	(157)
Provision for income tax expense (benefit)	(33)	(139)
Income (loss) from discontinued operations, net of income tax	$58	$(18)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Dispositions (continued)

In the interim condensed consolidated statements of cash flows, the cash flows from discontinued operations are not separately classified. The following table presents selected financial information regarding cash flows of the discontinued operations.

Six Months Ended June 30, 2017
(In millions)
Net cash provided by (used in):
Operating activities	$1,310
Investing activities	$(2,288)
Financing activities	$195
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
Information regarding the Company’s guarantee exposure, which includes direct and assumed business, but excludes offsets from hedging or ceded reinsurance, if any, was as follows at:

	June 30, 2018				December 31, 2017
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts:
Variable Annuity Guarantees:
Total account value (1), (2), (3)	$63,195		$24,673		$66,724		$26,223
Separate account value (1)	$42,991		$22,802		$45,431		$24,336
Net amount at risk (2)	$1,599	(4)	$510	(5)	$1,238	(4)	$525	(5)
Average attained age of contractholders	66 years		66 years		65 years		65 years
Other Annuity Guarantees:
Total account value (1), (3)	N/A		$1,330		N/A		$1,424
Net amount at risk	N/A		$517	(6)	N/A		$569	(6)
Average attained age of contractholders	N/A		50 years		N/A		50 years

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Insurance (continued)

	June 30, 2018		December 31, 2017
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts:
Total account value (1), (3)	$9,089	$3,136	$9,036	$3,207
Net amount at risk (7)	$65,541	$16,060	$66,956	$16,615
Average attained age of policyholders	57 years	64 years	56 years	63 years
__________________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	Includes amounts, which are not reported on the interim condensed consolidated balance sheets, from assumed variable annuity guarantees from the Company’s former operating joint venture in Japan.

(3)	Includes the contractholder’s investments in the general account and separate account, if applicable.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Insurance (continued)

Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Six Months Ended June 30,
	2018	2017 (1)
	(In millions)
Balance, beginning of period	$17,094	$16,157
Less: Reinsurance recoverables	2,198	1,968
Net balance, beginning of period	14,896	14,189
Incurred related to:
Current period	12,257	12,747
Prior periods (2)	200	24
Total incurred	12,457	12,771
Paid related to:
Current period	(8,021)	(8,709)
Prior periods	(4,146)	(3,753)
Total paid	(12,167)	(12,462)
Net balance, end of period	15,186	14,498
Add: Reinsurance recoverables	2,289	2,227
Balance, end of period (included in future policy benefits and other policy-related balances)	$17,475	$16,725
__________________

(1)
As discussed in Note 4 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report, at December 31, 2016, the Net balance decreased and the Reinsurance recoverables increased from those amounts previously reported. Additionally, at June 30, 2017, the Net balance decreased by $150 million and the Reinsurance recoverables increased by $147 million from those amounts previously reported in MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017. These adjustments to the Net balance and the Reinsurance recoverables, at both periods, are primarily to correct for improper classification of reinsurance recoverables.

(2)
During both the six months ended June 30, 2018 and 2017, as a result of changes in estimates of insured events in the respective prior periods, the claims and claim adjustment expenses associated with prior periods increased due to unfavorable claims experience.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Closed Block (continued)

Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	June 30, 2018	December 31, 2017
	(In millions)
Closed Block Liabilities
Future policy benefits	$40,180	$40,463
Other policy-related balances	204	222
Policyholder dividends payable	468	437
Policyholder dividend obligation	792	2,121
Other liabilities	371	212
Total closed block liabilities	42,015	43,455
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	26,194	27,904
Equity securities, at estimated fair value	68	70
Mortgage loans	6,290	5,878
Policy loans	4,520	4,548
Real estate and real estate joint ventures	591	613
Other invested assets	694	731
Total investments	38,357	39,744
Accrued investment income	457	477
Premiums, reinsurance and other receivables; cash and cash equivalents	70	14
Current income tax recoverable	36	35
Deferred income tax assets	19	36
Total assets designated to the closed block	38,939	40,306
Excess of closed block liabilities over assets designated to the closed block	3,076	3,149
Amounts included in AOCI:
Unrealized investment gains (losses), net of income tax	1,312	1,863
Unrealized gains (losses) on derivatives, net of income tax	16	(7)
Allocated to policyholder dividend obligation, net of income tax	(626)	(1,379)
Total amounts included in AOCI	702	477
Maximum future earnings to be recognized from closed block assets and liabilities	$3,778	$3,626
See Note 1 for discussion of new accounting guidance related to U.S. Tax Reform.
Information regarding the closed block policyholder dividend obligation was as follows:

	Six Months Ended June 30, 2018	Year Ended December 31, 2017
	(In millions)
Balance, beginning of period	$2,121	$1,931
Change in unrealized investment and derivative gains (losses)	(1,329)	190
Balance, end of period	$792	$2,121

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Closed Block (continued)

Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Revenues
Premiums	$410	$432	$797	$834
Net investment income	431	452	875	918
Net investment gains (losses)	(24)	(2)	(53)	(10)
Net derivative gains (losses)	13	(10)	10	(18)
Total revenues	830	872	1,629	1,724
Expenses
Policyholder benefits and claims	596	614	1,167	1,182
Policyholder dividends	238	247	482	497
Other expenses	30	32	59	64
Total expenses	864	893	1,708	1,743
Revenues, net of expenses before provision for income tax expense (benefit)	(34)	(21)	(79)	(19)
Provision for income tax expense (benefit)	(7)	(8)	(17)	(8)
Revenues, net of expenses and provision for income tax expense (benefit)	$(27)	$(13)	$(62)	$(11)
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

	June 30, 2018					December 31, 2017
	Amortized Cost	Gross Unrealized			Estimated Fair Value	Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses (1)			Gains	Temporary Losses	OTTI Losses (1)
	(In millions)
Fixed maturity securities:
U.S. corporate	$81,382	$4,233	$1,589	$—	$84,026	$76,005	$7,007	$351	$—	$82,661
Foreign government	56,106	6,082	506	—	61,682	55,351	6,495	312	—	61,534
Foreign corporate	52,930	2,780	1,433	—	54,277	52,409	3,836	676	—	55,569
U.S. government and agency	42,701	3,229	543	—	45,387	43,446	4,227	279	—	47,394
RMBS	27,390	976	556	(35)	27,845	27,846	1,145	233	(42)	28,800
State and political subdivision	10,683	1,395	52	—	12,026	10,752	1,717	13	1	12,455
ABS	12,818	85	36	1	12,866	12,213	116	39	(1)	12,291
CMBS	8,247	92	117	—	8,222	8,047	222	42	—	8,227
Total fixed maturity securities	$292,257	$18,872	$4,832	$(34)	$306,331	$286,069	$24,765	$1,945	$(42)	$308,931
__________________

(1)
Noncredit OTTI losses included in AOCI in an unrealized gain position are due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities with an estimated fair value of $24 million and $6 million, and unrealized gains (losses) of ($1) million and ($4) million, at June 30, 2018 and December 31, 2017, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at June 30, 2018:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$13,437	$59,285	$61,369	$109,711	$48,455	$292,257
Estimated fair value	$13,456	$60,971	$63,077	$119,894	$48,933	$306,331
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

	June 30, 2018				December 31, 2017
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
Fixed maturity securities:
U.S. corporate	$29,888	$1,145	$4,227	$444	$5,604	$92	$4,115	$259
Foreign government	5,007	258	2,960	248	4,234	83	3,251	229
Foreign corporate	14,309	865	4,676	568	4,422	99	6,802	577
U.S. government and agency	18,165	217	3,300	326	18,273	93	3,560	186
RMBS	11,604	307	3,537	214	6,359	50	4,159	141
State and political subdivision	1,064	31	299	21	182	2	346	12
ABS	4,588	17	445	20	1,695	7	729	31
CMBS	4,276	74	421	43	1,174	9	413	33
Total fixed maturity securities	$88,901	$2,914	$19,865	$1,884	$41,943	$435	$23,375	$1,468
Total number of securities in an unrealized loss position	6,572		1,881		2,598		1,955
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
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at June 30, 2018. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities increased $2.9 billion during the six months ended June 30, 2018 to $4.8 billion. The increase in gross unrealized losses for the six months ended June 30, 2018 was primarily attributable to widening credit spreads, increases in interest rates and to a lesser extent, the impact of weakening foreign currencies on non-functional currency denominated fixed maturity securities.
At June 30, 2018, $67 million of the total $4.8 billion of gross unrealized losses were from 32 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Investment Grade Fixed Maturity Securities
Of the $67 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $15 million, or 22%, were related to gross unrealized losses on 10 investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads since purchase and, with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Below Investment Grade Fixed Maturity Securities
Of the $67 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $52 million, or 78%, were related to gross unrealized losses on 22 below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to U.S. and foreign corporate securities (primarily industrial and utility securities) and CMBS and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty. Management evaluates U.S. and foreign corporate securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuers and evaluates CMBS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, the payment terms of the underlying assets backing a particular security and the payment priority within the tranche structure of the security.
Equity Securities
Equity securities are summarized as follows at:

	June 30, 2018		December 31, 2017
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total

	(Dollars in millions)
Equity securities:
Common stock	$1,062	71.6%	$2,035	81.0%
Non-redeemable preferred stock	421	28.4	478	19.0
Total equity securities	$1,483	100.0%	$2,513	100.0%
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
Unit-linked and FVO Securities
Unit-linked and FVO Securities are investments for which the FVO has been elected, or are otherwise required to be carried at estimated fair value, and include:

•
contractholder-directed investments supporting unit-linked variable annuity type liabilities (“Unit-linked investments”) which do not qualify for presentation and reporting as separate account summary total assets and liabilities. These investments are primarily equity securities (including mutual funds) and, to a lesser extent, fixed maturity securities, short-term investments and cash and cash equivalents. The investment returns on these investments inure to contractholders and are offset by a corresponding change in policyholder account balances through interest credited to policyholder account balances;

•
fixed maturity and equity securities held-for-investment by the general account to support asset and liability management strategies for certain insurance products and investments in certain separate accounts; and

•	securities held by consolidated securitization entities.
At December 31, 2017, Unit-linked and FVO Securities also included FVO Brighthouse Common Stock (see Note 3).

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2018		December 31, 2017
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$46,075	65.0%	$44,375	64.6%
Agricultural	13,293	18.8	13,014	18.9
Residential	11,404	16.1	11,136	16.2
Subtotal (1)	70,772	99.9	68,525	99.7
Valuation allowances	(325)	(0.5)	(314)	(0.5)
Subtotal mortgage loans, net	70,447	99.4	68,211	99.2
Residential — FVO	405	0.6	520	0.8
Total mortgage loans, net	$70,852	100.0%	$68,731	100.0%
__________________

(1)
Purchases of mortgage loans, primarily residential mortgage loans, were $666 million and $973 million for the three months and six months ended June 30, 2018, respectively, and $742 million and $1.5 billion for the three months and six months ended June 30, 2017, respectively.

Information on commercial, agricultural and residential mortgage loans is presented in the tables below. Information on residential mortgage loans — FVO is presented in Note 8. The Company elects the FVO for certain residential mortgage loans that are managed on a total return basis.
The carrying value of foreclosed mortgage loans included in real estate and real estate joint ventures was $45 million and $48 million at June 30, 2018 and December 31, 2017, respectively.
Mortgage Loans, Valuation Allowance and Impaired Loans by Portfolio Segment
Mortgage loans by portfolio segment, by method of evaluation of credit loss, impaired mortgage loans including those modified in a troubled debt restructuring, and the related valuation allowances, were as follows at:

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value
	(In millions)
June 30, 2018
Commercial	$—	$—	$—	$—	$—	$46,075	$227	$—
Agricultural	13	13	2	112	111	13,169	39	122
Residential	—	—	—	401	362	11,042	57	362
Total	$13	$13	$2	$513	$473	$70,286	$323	$484
December 31, 2017
Commercial	$—	$—	$—	$—	$—	$44,375	$214	$—
Agricultural	22	21	2	27	27	12,966	39	46
Residential	—	—	—	358	324	10,812	59	324
Total	$22	$21	$2	$385	$351	$68,153	$312	$370

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $0, $122 million and $351 million, respectively, for the three months ended June 30, 2018; and $0, $97 million and $342 million, respectively, for the six months ended June 30, 2018;
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $6 million, $13 million and $278 million, respectively, for the three months ended June 30, 2017; and $8 million, $21 million and $266 million, respectively, for the six months ended June 30, 2017.
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Six Months Ended June 30,
	2018				2017
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$214	$41	$59	$314	$202	$39	$63	$304
Provision (release)	13	—	2	15	6	—	9	15
Charge-offs, net of recoveries	—	—	(4)	(4)	—	—	(7)	(7)
Balance, end of period	$227	$41	$57	$325	$208	$39	$65	$312

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios				% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(Dollars in millions)
June 30, 2018
Loan-to-value ratios:
Less than 65%	$39,229	$691	$202	$40,122	87.1%	$40,488	87.3%
65% to 75%	3,931	264	433	4,628	10.0	4,628	10.0
76% to 80%	405	210	56	671	1.5	638	1.4
Greater than 80%	478	176	—	654	1.4	618	1.3
Total	$44,043	$1,341	$691	$46,075	100.0%	$46,372	100.0%
December 31, 2017
Loan-to-value ratios:
Less than 65%	$37,073	$1,483	$201	$38,757	87.4%	$39,528	87.7%
65% to 75%	4,183	98	119	4,400	9.9	4,408	9.8
76% to 80%	235	210	57	502	1.1	476	1.0
Greater than 80%	401	168	147	716	1.6	672	1.5
Total	$41,892	$1,959	$524	$44,375	100.0%	$45,084	100.0%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	June 30, 2018		December 31, 2017
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$12,576	94.6%	$12,347	94.9%
65% to 75%	676	5.1	618	4.7
76% to 80%	32	0.2	40	0.3
Greater than 80%	9	0.1	9	0.1
Total	$13,293	100.0%	$13,014	100.0%
The estimated fair value of agricultural mortgage loans was $13.2 billion and $13.1 billion at June 30, 2018 and December 31, 2017, respectively.
Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	June 30, 2018		December 31, 2017
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$10,945	96.0%	$10,622	95.4%
Nonperforming	459	4.0	514	4.6
Total	$11,404	100.0%	$11,136	100.0%
The estimated fair value of residential mortgage loans was $11.7 billion and $11.6 billion at June 30, 2018 and December 31, 2017, respectively.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both June 30, 2018 and December 31, 2017. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and nonaccrual mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
	(In millions)
Commercial	$1	$—	$—	$—	$176	$—
Agricultural	233	134	136	125	107	36
Residential	459	514	31	33	428	481
Total	$693	$648	$167	$158	$711	$517
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $9.4 billion and $6.2 billion at June 30, 2018 and December 31, 2017, respectively.

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
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	June 30, 2018	December 31, 2017
	(In millions)
Fixed maturity securities	$13,918	$22,645
Fixed maturity securities with noncredit OTTI losses included in AOCI	34	41
Total fixed maturity securities	13,952	22,686
Equity securities	—	421
Derivatives	1,547	1,453
Other	112	46
Subtotal	15,611	24,606
Amounts allocated from:
Future policy benefits	(132)	(77)
DAC, VOBA and DSI	(1,156)	(1,768)
Policyholder dividend obligation	(792)	(2,121)
Subtotal	(2,080)	(3,966)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(5)	(12)
Deferred income tax benefit (expense)	(3,814)	(6,958)
Net unrealized investment gains (losses)	9,712	13,670
Net unrealized investment gains (losses) attributable to noncontrolling interests	(9)	(8)
Net unrealized investment gains (losses) attributable to MetLife, Inc.	$9,703	$13,662

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

The changes in net unrealized investment gains (losses) were as follows:

Six Months Ended June 30, 2018
(In millions)
Balance, beginning of period	$13,662
Cumulative effects of changes in accounting principles, net of income tax (Note 1)	1,258
Fixed maturity securities on which noncredit OTTI losses have been recognized	(7)
Unrealized investment gains (losses) during the period	(8,563)
Unrealized investment gains (losses) relating to:
Future policy benefits	(55)
DAC, VOBA and DSI	612
Policyholder dividend obligation	1,329
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	7
Deferred income tax benefit (expense)	1,461
Net unrealized investment gains (losses)	9,704
Net unrealized investment gains (losses) attributable to noncontrolling interests	(1)
Balance, end of period	$9,703
Change in net unrealized investment gains (losses)	$(3,958)
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	(1)
Change in net unrealized investment gains (losses) attributable to MetLife, Inc.	$(3,959)
Concentrations of Credit Risk
Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, were in fixed income securities of the Japanese government and its agencies with an estimated fair value of $29.7 billion and $27.5 billion at June 30, 2018 and December 31, 2017, respectively, and in fixed income securities of the South Korean government and its agencies with an estimated fair value of $6.4 billion and $6.5 billion at June 30, 2018 and December 31, 2017, respectively.
Securities Lending
Elements of the Company’s securities lending program are presented below at:

	June 30, 2018	December 31, 2017
	(In millions)
Securities on loan: (1)
Amortized cost	$18,052	$17,801
Estimated fair value	$18,846	$19,028
Cash collateral received from counterparties (2)	$19,244	$19,417
Security collateral received from counterparties (3)	$47	$19
Reinvestment portfolio — estimated fair value	$19,374	$19,508
__________________

(1)	Included within fixed maturity securities and cash equivalents.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral received from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the interim condensed consolidated financial statements.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

The cash collateral liability by loaned security type and remaining tenor of the agreements was as follows at:

	June 30, 2018				December 31, 2017
	Remaining Tenor of Securities Lending Agreements				Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	Over 1 to 6 Months	Total	Open (1)	1 Month or Less	Over 1 to 6 Months	Total
	(In millions)
Cash collateral liability by loaned security type:
U.S. government and agency	$4,042	$4,274	$9,891	$18,207	$3,753	$6,031	$8,607	$18,391
Foreign government	—	245	717	962	—	192	834	1,026
Agency RMBS	—	75	—	75	—	—	—	—
Total	$4,042	$4,594	$10,608	$19,244	$3,753	$6,223	$9,441	$19,417
__________________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at June 30, 2018 was $4.0 billion, all of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, U.S. government and agency securities, and ABS), cash equivalents and short-term investments, with 62% invested in agency RMBS, U.S. government and agency securities, cash equivalents, short-term investments or held in cash. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Repurchase Agreements
Elements of the Company’s short-term repurchase agreements are presented below at:

	June 30, 2018	December 31, 2017
	(In millions)
Securities on loan: (1)
Amortized cost	$2,519	$994
Estimated fair value	$2,622	$1,141
Cash collateral received from counterparties (2)	$2,560	$1,102
Reinvestment portfolio — estimated fair value	$2,568	$1,102
__________________

(1)	Included within fixed maturity securities, cash equivalents and short-term investments.

(2)	Included within payables for collateral under securities loaned and other transactions and other liabilities.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

The cash collateral liability by loaned security type and remaining tenor of the agreements was as follows at:

	June 30, 2018			December 31, 2017
	Remaining Tenor of Repurchase Agreements			Remaining Tenor of Repurchase Agreements
	1 Month or Less	Over 1 to 6 Months	Total	1 Month or Less	Over 1 to 6 Months	Total
	(In millions)
Cash collateral liability by loaned security type:
U.S. government and agency	$2,465	$—	$2,465	$1,005	$—	$1,005
All other corporate and government	44	51	95	44	53	97
Total	$2,509	$51	$2,560	$1,049	$53	$1,102
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including U.S. government and agency securities, agency RMBS, ABS and U.S. corporate securities) and cash equivalents, with 65% invested in U.S. government and agency securities, agency RMBS, cash equivalents, short-term investments, or held in cash. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
FHLB of Boston Advance Agreements
At June 30, 2018 and December 31, 2017, a subsidiary of the Company had pledged fixed maturity securities with an estimated fair value of $1.3 billion and $564 million, respectively, as collateral and received $800 million and $300 million, respectively, in cash advances under short-term advance agreements with the FHLB of Boston. The liability to return the cash advances is included within payables for collateral under securities loaned and other transactions. The estimated fair value of the reinvestment portfolio acquired with the cash advances was $806 million and $300 million at June 30, 2018 and December 31, 2017, respectively, and consisted primarily of U.S. government and agency fixed maturity securities and Structured Securities. The subsidiary is permitted to withdraw any portion of the pledged collateral over the minimum collateral requirement at any time, other than in the event of a default by the subsidiary.
The cash advance liability by loaned security type and remaining tenor of the agreements was as follows at:

	June 30, 2018				December 31, 2017
	Remaining Tenor of Advance Agreements				Remaining Tenor of Advance Agreements
	1 Month or Less	Over 1 to 6 Months	6 Months to 1 Year	Total	1 Month or Less	Over 1 to 6 Months	6 Months to 1 Year	Total
(In millions)
Cash advance liability by loaned security type:
State and political subdivision	$100	$625	$75	$800	$—	$300	$—	$300
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value for all asset classes, except mortgage loans, which are presented at carrying value, at:

	June 30, 2018	December 31, 2017
	(In millions)
Invested assets on deposit (regulatory deposits)	$1,804	$1,879
Invested assets held in trust (collateral financing arrangement and reinsurance agreements)	3,100	2,490
Invested assets pledged as collateral	24,808	24,174
Total invested assets on deposit, held in trust and pledged as collateral	$29,712	$28,543

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
The following table presents the total assets and total liabilities relating to investment-related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	June 30, 2018		December 31, 2017
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Renewable energy partnership (1)	$109	$—	$116	$3
Investment fund (2)	333	1	—	—
Other investments	31	5	32	6
Total	$473	$6	$148	$9
__________________

(1)	Assets of the renewable energy partnership primarily consisted of other invested assets.

(2)	Assets of the investment fund primarily consisted of other invested assets.
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	June 30, 2018		December 31, 2017
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured Securities (2)	$46,531	$46,531	$47,614	$47,614
U.S. and foreign corporate	1,281	1,281	1,560	1,560
Other limited partnership interests	5,088	9,269	4,834	8,543
Other invested assets	1,866	2,080	2,291	2,625
Other investments	37	41	82	87
Total	$54,803	$59,202	$56,381	$60,429
__________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $107 million and $117 million at June 30, 2018 and December 31, 2017, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 15, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during both the six months ended June 30, 2018 and 2017.
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Investment income:
Fixed maturity securities	$3,014	$2,839	$5,910	$5,664
Equity securities	15	31	31	62
FVO Securities (1)	8	16	14	45
Mortgage loans	815	758	1,607	1,494
Policy loans	127	129	251	256
Real estate and real estate joint ventures	195	169	363	322
Other limited partnership interests	120	194	327	434
Cash, cash equivalents and short-term investments	95	56	167	107
Operating joint ventures	19	5	32	7
Other	94	53	200	125
Subtotal	4,502	4,250	8,902	8,516
Less: Investment expenses	315	271	617	532
Subtotal, net	4,187	3,979	8,285	7,984
Unit-linked investments (1)	286	214	(67)	630
Net investment income	$4,473	$4,193	$8,218	$8,614
__________________

(1)
Changes in estimated fair value subsequent to purchase for investments still held as of the end of the respective periods included in net investment income were principally from Unit-linked investments, and were $165 million and ($174) million for the three months and six months ended June 30, 2018, respectively, and $119 million and $449 million for the three months and six months ended June 30, 2017, respectively.

The Company invests in real estate joint ventures, other limited partnership interests and tax credit and renewable energy partnerships, and also does business through certain operating joint ventures, the majority of which are accounted for under the equity method. Net investment income from other limited partnership interests and operating joint ventures, accounted for under the equity method; and real estate joint ventures and tax credit and renewable energy partnerships, primarily accounted for under the equity method, totaled $97 million and $302 million for the three months and six months ended June 30, 2018, respectively, and $121 million and $284 million for the three months and six months ended June 30, 2017, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
State and political subdivision	$—	$(3)	$—	$(3)
OTTI losses on fixed maturity securities recognized in earnings	—	(3)	—	(3)
Fixed maturity securities — net gains (losses) on sales and disposals	(46)	45	(141)	43
Total gains (losses) on fixed maturity securities	(46)	42	(141)	40
Total gains (losses) on equity securities:
OTTI losses recognized — by security type:
Common stock	—	(5)	—	(12)
Non-redeemable preferred stock	—	—	—	(1)
Total OTTI losses on equity securities recognized in earnings	—	(5)	—	(13)
Equity securities — net gains (losses) on sales and disposals	14	5	116	48
Change in estimated fair value of equity securities (1)	20	—	(113)	—
Total gains (losses) on equity securities	34	—	3	35
Mortgage loans	(15)	(14)	(36)	(26)
Real estate and real estate joint ventures	89	270	114	267
Other limited partnership interests	8	(11)	8	(18)
Other	(58)	(70)	(188)	(96)
Subtotal	12	217	(240)	202
Change in estimated fair value of other limited partnership interests and real estate joint ventures	(1)	—	(6)	—
Non-investment portfolio gains (losses) (2)	(238)	(113)	(314)	(10)
Total net investment gains (losses)	$(227)	$104	$(560)	$192
__________________

(1)
Changes in estimated fair value subsequent to purchase for equity securities still held as of the end of the period included in net investment gains (losses) were $31 million and ($5) million for the three months and six months ended June 30, 2018, respectively. See Note 1.

(2)
Non-investment portfolio gains (losses) for the three months and six months ended June 30, 2018 includes a loss of $159 million and $327 million, respectively, which represents both the change in estimated fair value of FVO Brighthouse Common Stock held by the Company through date of disposal and the loss on disposal. See Note 3.

Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($47) million and $18 million for the three months and six months ended June 30, 2018, respectively, and ($118) million and ($38) million for the three months and six months ended June 30, 2017, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Proceeds	$20,183	$12,486	$39,253	$26,947
Gross investment gains	$149	$117	$255	$259
Gross investment losses	(195)	(72)	(396)	(216)
OTTI losses	—	(3)	—	(3)
Net investment gains (losses)	$(46)	$42	$(141)	$40
Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Balance, beginning of period	$128	$170	$138	$187
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	(17)	(5)	(26)	(22)
Increase in cash flows — accretion of previous credit loss OTTI	—	—	(1)	—
Balance, end of period	$111	$165	$111	$165

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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		June 30, 2018			December 31, 2017
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$2,485	$2,074	$1	$3,843	$2,289	$3
Foreign currency swaps	Foreign currency exchange rate	665	25	—	1,116	50	18
Foreign currency forwards	Foreign currency exchange rate	2,719	6	36	3,253	2	37
Subtotal		5,869	2,105	37	8,212	2,341	58
Cash flow hedges:
Interest rate swaps	Interest rate	3,490	136	17	3,584	235	4
Interest rate forwards	Interest rate	3,073	—	221	3,332	—	128
Foreign currency swaps	Foreign currency exchange rate	33,713	1,305	1,680	32,152	1,142	1,665
Subtotal		40,276	1,441	1,918	39,068	1,377	1,797
Foreign operations hedges:
Foreign currency forwards	Foreign currency exchange rate	1,413	39	18	332	2	5
Currency options	Foreign currency exchange rate	8,059	28	237	9,408	44	163
Subtotal		9,472	67	255	9,740	46	168
Total qualifying hedges		55,617	3,613	2,210	57,020	3,764	2,023
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	53,532	1,547	239	60,485	2,203	576
Interest rate floors	Interest rate	7,201	56	—	7,201	92	—
Interest rate caps	Interest rate	45,375	246	1	53,079	78	2
Interest rate futures	Interest rate	2,715	1	5	4,366	2	4
Interest rate options	Interest rate	23,998	489	—	12,009	656	11
Interest rate forwards	Interest rate	175	—	37	217	—	42
Interest rate total return swaps	Interest rate	1,048	26	—	1,048	8	2
Synthetic GICs	Interest rate	17,184	—	—	11,318	—	—
Foreign currency swaps	Foreign currency exchange rate	12,333	832	435	9,902	693	506
Foreign currency forwards	Foreign currency exchange rate	14,885	123	264	12,238	79	190
Currency futures	Foreign currency exchange rate	869	—	6	846	2	—
Currency options	Foreign currency exchange rate	2,270	15	5	3,123	55	6
Credit default swaps — purchased	Credit	1,948	18	40	2,020	7	43
Credit default swaps — written	Credit	11,836	195	4	11,375	271	—
Equity futures	Equity market	3,272	3	4	4,005	18	4
Equity index options	Equity market	23,207	638	667	19,886	569	690
Equity variance swaps	Equity market	4,661	53	200	4,661	54	199
Equity total return swaps	Equity market	1,014	13	18	1,117	—	41
Total non-designated or nonqualifying derivatives		227,523	4,255	1,925	218,896	4,787	2,316
Total		$283,140	$7,868	$4,135	$275,916	$8,551	$4,339

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both June 30, 2018 and December 31, 2017. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.
Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Freestanding derivatives and hedging gains (losses) (1)	$(210)	$(291)	$102	$(660)
Embedded derivatives gains (losses)	151	91	188	248
Total net derivative gains (losses)	$(59)	$(200)	$290	$(412)
__________________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and nonqualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Qualifying hedges:
Net investment income	$93	$70	$174	$145
Interest credited to policyholder account balances	(28)	(14)	(51)	(20)
Other expenses	(4)	(2)	(6)	(5)
Nonqualifying hedges:
Net derivative gains (losses)	133	146	266	314
Policyholder benefits and claims	3	2	5	4
Total	$197	$202	$388	$438

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

Nonqualifying Derivatives and Derivatives for Purposes Other Than Hedging
The following table presents the amount and location of gains (losses) recognized in income for derivatives that were not designated or not qualifying as hedging instruments:

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
Three Months Ended June 30, 2018
Interest rate derivatives	$(75)	$—	$(5)
Foreign currency exchange rate derivatives	(1)	—	(5)
Credit derivatives — purchased	14	—	—
Credit derivatives — written	(35)	—	—
Equity derivatives	(174)	—	(33)
Total	$(271)	$—	$(43)

Three Months Ended June 30, 2017
Interest rate derivatives	$72	$(2)	$(15)
Foreign currency exchange rate derivatives	(544)	—	2
Credit derivatives — purchased	(7)	—	—
Credit derivatives — written	44	—	—
Equity derivatives	(232)	(1)	(43)
Total	$(667)	$(3)	$(56)

Six Months Ended June 30, 2018
Interest rate derivatives	$(310)	$4	$(12)
Foreign currency exchange rate derivatives	386	—	(3)
Credit derivatives — purchased	11	—	—
Credit derivatives — written	(79)	—	—
Equity derivatives	(76)	1	(21)
Total	$(68)	$5	$(36)

Six Months Ended June 30, 2017
Interest rate derivatives	$(318)	$—	$(13)
Foreign currency exchange rate derivatives	(181)	—	2
Credit derivatives — purchased	(15)	—	—
Credit derivatives — written	76	—	—
Equity derivatives	(586)	(4)	(115)
Total	$(1,024)	$(4)	$(126)
__________________

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures and derivatives held within Unit-linked investments.

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.

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
The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Three Months Ended June 30, 2018
Interest rate swaps:	Fixed maturity securities	$—	$—	$—
	Policyholder liabilities (1)	(68)	70	2
Foreign currency swaps:	Foreign-denominated fixed maturity securities and mortgage loans	52	(53)	(1)
	Foreign-denominated policyholder account balances (2)	5	(5)	—
Foreign currency forwards:	Foreign-denominated fixed maturity securities	(114)	109	(5)
Total		$(125)	$121	$(4)

Three Months Ended June 30, 2017
Interest rate swaps:	Fixed maturity securities	$—	$(1)	$(1)
	Policyholder liabilities (1)	49	21	70
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(2)	3	1
	Foreign-denominated policyholder account balances (2)	45	(26)	19
Foreign currency forwards:	Foreign-denominated fixed maturity securities	(21)	19	(2)
Total		$71	$16	$87

Six Months Ended June 30, 2018
Interest rate swaps:	Fixed maturity securities	$3	$(2)	$1
	Policyholder liabilities (1)	(281)	282	1
Foreign currency swaps:	Foreign-denominated fixed maturity securities and mortgage loans	25	(26)	(1)
	Foreign-denominated policyholder account balances (2)	23	(23)	—
Foreign currency forwards:	Foreign-denominated fixed maturity securities	65	(59)	6
Total		$(165)	$172	$7

Six Months Ended June 30, 2017
Interest rate swaps:	Fixed maturity securities	$1	$(2)	$(1)
	Policyholder liabilities (1)	(2)	71	69
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(5)	6	1
	Foreign-denominated policyholder account balances (2)	46	(24)	22
Foreign currency forwards:	Foreign-denominated fixed maturity securities	24	(22)	2
Total		$64	$29	$93
__________________

(1)	Fixed rate liabilities reported in policyholder account balances or future policy benefits.

(2)	Fixed rate or floating rate liabilities.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

For the Company’s foreign currency forwards, the change in the estimated fair value of the derivative related to the changes in the difference between the spot price and the forward price is excluded from the assessment of hedge effectiveness. For all other derivatives, all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For the three months and six months ended June 30, 2018, the component of the change in estimated fair value of derivatives that was excluded from the assessment of hedge effectiveness was ($12) million and ($20) million, respectively. For the three months and six months ended June 30, 2017, the component of the change in estimated fair value of derivatives that was excluded from the assessment of hedge effectiveness was ($17) million and ($24) million, respectively.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). These amounts were $6 million for both the three months and six months ended June 30, 2018, and $0 and $20 million for the three months and six months ended June 30, 2017, respectively.
At June 30, 2018 and December 31, 2017, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed four years and five years, respectively.
At both June 30, 2018 and December 31, 2017, the balance in AOCI associated with cash flow hedges was $1.5 billion. For the three months and six months ended June 30, 2017, the amount of deferred gains (losses) in AOCI related to Brighthouse derivatives was ($33) million and ($52) million, respectively. For the three months and six months ended June 30, 2017, the amount of income reclassified from AOCI into income (loss) from discontinued operations was $4 million and $16 million, respectively.

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

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)			Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)			(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Other Expenses	Net Derivative Gains (Losses)
	(In millions)
Three Months Ended June 30, 2018
Interest rate swaps	$(48)	$1	$6	$—	$4
Interest rate forwards	(9)	(2)	—	1	(1)
Foreign currency swaps	198	(475)	(1)	—	6
Credit forwards	—	—	—	—	—
Total	$141	$(476)	$5	$1	$9
Three Months Ended June 30, 2017
Interest rate swaps	$72	$6	$3	$—	$6
Interest rate forwards	93	—	2	1	(1)
Foreign currency swaps	(139)	413	(1)	—	(1)
Credit forwards	—	1	—	—	—
Total	$26	$420	$4	$1	$4
Six Months Ended June 30, 2018
Interest rate swaps	$(221)	$17	$9	$—	$2
Interest rate forwards	(113)	3	1	1	(1)
Foreign currency swaps	123	(336)	(1)	1	7
Credit forwards	—	—	—	—	—
Total	$(211)	$(316)	$9	$2	$8
Six Months Ended June 30, 2017
Interest rate swaps	$77	$14	$7	$—	$7
Interest rate forwards	137	(4)	2	1	(1)
Foreign currency swaps	41	621	(1)	1	1
Credit forwards	—	1	—	—	—
Total	$255	$632	$8	$2	$7
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At June 30, 2018, the Company expected to reclassify ($2) million of deferred net gains (losses) on derivatives in AOCI, included in the table above, to earnings within the next 12 months.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

The following table presents the effects of derivatives in net investment hedging relationships on the interim condensed consolidated statements of operations and comprehensive income (loss) and the interim condensed consolidated statements of equity:

Derivatives in Net Investment Hedging Relationships (1)	Amount of Gains (Losses) Deferred in AOCI (Effective Portion)
(In millions)
Three Months Ended June 30, 2018
Foreign currency forwards	$43
Currency options	38
Total	$81
Three Months Ended June 30, 2017
Foreign currency forwards	$(31)
Currency options	(2)
Total	$(33)
Six Months Ended June 30, 2018
Foreign currency forwards	$35
Currency options	(111)
Total	$(76)
Six Months Ended June 30, 2017
Foreign currency forwards	$(126)
Currency options	(233)
Total	$(359)
__________________

(1)
There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

At June 30, 2018 and December 31, 2017, the cumulative foreign currency translation gain (loss) recorded in AOCI related to hedges of net investments in foreign operations was $233 million and $309 million, respectively.
Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the nonqualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $11.8 billion and $11.4 billion at June 30, 2018 and December 31, 2017, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At June 30, 2018 and December 31, 2017, the Company would have received $191 million and $271 million, respectively, to terminate all of these contracts.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	June 30, 2018			December 31, 2017
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$6	$383	2.1	$7	$375	2.6
Credit default swaps referencing indices	38	2,459	2.4	44	2,268	2.7
Subtotal	44	2,842	2.4	51	2,643	2.7
Baa
Single name credit default swaps (3)	4	507	1.9	7	605	1.8
Credit default swaps referencing indices	102	7,747	5.0	183	7,662	5.0
Subtotal	106	8,254	4.8	190	8,267	4.8
Ba
Single name credit default swaps (3)	—	10	2.0	1	115	3.4
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	—	10	2.0	1	115	3.4
B
Single name credit default swaps (3)	—	—	—	2	20	3.5
Credit default swaps referencing indices	41	730	5.0	27	330	5.0
Subtotal	41	730	5.0	29	350	4.9
Total	$191	$11,836	4.2	$271	$11,375	4.3
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
The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amount of potential future recoveries available to offset the $11.8 billion and $11.4 billion of future payments under credit default provisions at June 30, 2018 and December 31, 2017 set forth in the table above was $16 million and $27 million at June 30, 2018 and December 31, 2017, respectively.

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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	June 30, 2018		December 31, 2017
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$7,713	$4,027	$7,955	$4,059
OTC-cleared (1) (6)	237	46	649	223
Exchange-traded	4	15	22	8
Total gross estimated fair value of derivatives (1)	7,954	4,088	8,626	4,290
Amounts offset on the interim condensed consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1) (6)	7,954	4,088	8,626	4,290
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,606)	(2,606)	(2,528)	(2,528)
OTC-cleared	(17)	(17)	(35)	(35)
Exchange-traded	—	—	(1)	(1)
Cash collateral: (3), (4)
OTC-bilateral	(4,075)	(90)	(4,169)	—
OTC-cleared	(202)	(10)	(584)	(179)
Exchange-traded	—	(7)	—	(5)
Securities collateral: (5)
OTC-bilateral	(908)	(1,260)	(1,004)	(1,474)
OTC-cleared	—	(15)	—	(9)
Exchange-traded	—	(7)	—	(2)
Net amount after application of master netting agreements and collateral	$146	$76	$305	$57
__________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

(1)
At June 30, 2018 and December 31, 2017, derivative assets included income or (expense) accruals reported in accrued investment income or in other liabilities of $86 million and $75 million, respectively, and derivative liabilities included (income) or expense accruals reported in accrued investment income or in other liabilities of ($47) million and ($49) million, respectively.

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

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At June 30, 2018 and December 31, 2017, the Company received excess cash collateral of $249 million and $253 million, respectively, and provided excess cash collateral of $253 million and $272 million, respectively, which is not included in the table above due to the foregoing limitation.

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at June 30, 2018, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At June 30, 2018 and December 31, 2017, the Company received excess securities collateral with an estimated fair value of $77 million and $108 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At June 30, 2018 and December 31, 2017, the Company provided excess securities collateral with an estimated fair value of $177 million and $305 million, respectively, for its OTC-bilateral derivatives, and $546 million and $522 million, respectively, for its OTC-cleared derivatives, and $82 million and $89 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

	June 30, 2018			December 31, 2017
	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total
	(In millions)
Estimated Fair Value of Derivatives in a Net Liability Position (1)	$1,379	$43	$1,422	$1,508	$24	$1,532
Estimated Fair Value of Collateral Provided:
Fixed maturity securities	$1,362	$36	$1,398	$1,675	$26	$1,701
Cash	$90	$—	$90	$—	$—	$—
Estimated Fair Value of Incremental Collateral Provided Upon:
One-notch downgrade in the Company’s credit or financial strength rating, as applicable	$11	$—	$11	$15	$—	$15
Downgrade in the Company’s credit or financial strength rating, as applicable, to a level that triggers full overnight collateralization or termination of the derivative position	$11	$—	$11	$20	$—	$20
__________________

(1)	After taking into consideration the existence of netting agreements.
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	June 30, 2018	December 31, 2017
		(In millions)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$153	$144
Options embedded in debt or equity securities (1)	Investments	—	(132)
Embedded derivatives within asset host contracts		$153	$12
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$(19)	$32
Assumed guaranteed minimum benefits	Policyholder account balances	340	291
Funds withheld on ceded reinsurance	Other liabilities	(7)	25
Fixed annuities with equity indexed returns	Policyholder account balances	79	70
Embedded derivatives within liability host contracts		$393	$418
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Net derivative gains (losses) (1)	$151	$91	$188	$248
__________________

(1)
The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($25) million and ($5) million for the three months and six months ended June 30, 2018, respectively, and ($89) million and ($141) million for the three months and six months ended June 30, 2017, respectively.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	June 30, 2018
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$79,872	$4,154	$84,026
Foreign government	—	61,526	156	61,682
Foreign corporate	—	47,810	6,467	54,277
U.S. government and agency	24,231	21,156	—	45,387
RMBS	—	24,774	3,071	27,845
State and political subdivision	—	12,018	8	12,026
ABS	—	11,649	1,217	12,866
CMBS	—	7,833	389	8,222
Total fixed maturity securities	24,231	266,638	15,462	306,331
Equity securities	936	139	408	1,483
Unit-linked and FVO Securities (1)	11,526	2,053	269	13,848
Other limited partnership interests	—	—	168	168
Short-term investments (2)	936	1,680	559	3,175
Residential mortgage loans — FVO	—	—	405	405
Other investments	85	100	—	185
Derivative assets: (3)
Interest rate	1	4,548	26	4,575
Foreign currency exchange rate	—	2,296	77	2,373
Credit	—	179	34	213
Equity market	3	636	68	707
Total derivative assets	4	7,659	205	7,868
Embedded derivatives within asset host contracts (4)	—	—	153	153
Separate account assets (5)	84,346	105,856	1,145	191,347
Total assets	$122,064	$384,125	$18,774	$524,963
Liabilities
Derivative liabilities: (3)
Interest rate	$5	$295	$221	$521
Foreign currency exchange rate	6	2,624	51	2,681
Credit	—	44	—	44
Equity market	4	685	200	889
Total derivative liabilities	15	3,648	472	4,135
Embedded derivatives within liability host contracts (4)	—	—	393	393
Separate account liabilities (5)	4	7	7	18
Total liabilities	$19	$3,655	$872	$4,546

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	December 31, 2017
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$78,171	$4,490	$82,661
Foreign government	—	61,325	209	61,534
Foreign corporate	—	48,840	6,729	55,569
U.S. government and agency	26,052	21,342	—	47,394
RMBS	—	25,339	3,461	28,800
State and political subdivision	—	12,455	—	12,455
ABS	—	11,204	1,087	12,291
CMBS	—	7,934	293	8,227
Total fixed maturity securities	26,052	266,610	16,269	308,931
Equity securities	1,104	981	428	2,513
Unit-linked and FVO Securities (1)	14,028	2,355	362	16,745
Short-term investments (2)	3,001	1,252	33	4,286
Residential mortgage loans — FVO	—	—	520	520
Other investments	81	84	—	165
Derivative assets: (3)
Interest rate	2	5,553	8	5,563
Foreign currency exchange rate	2	1,954	113	2,069
Credit	—	240	38	278
Equity market	18	548	75	641
Total derivative assets	22	8,295	234	8,551
Embedded derivatives within asset host contracts (4)	—	—	144	144
Separate account assets (5)	89,916	114,124	961	205,001
Total assets	$134,204	$393,701	$18,951	$546,856
Liabilities
Derivative liabilities: (3)
Interest rate	$4	$638	$130	$772
Foreign currency exchange rate	—	2,553	37	2,590
Credit	—	43	—	43
Equity market	4	731	199	934
Total derivative liabilities	8	3,965	366	4,339
Embedded derivatives within liability host contracts (4)	—	—	418	418
Separate account liabilities (5)	—	7	2	9
Total liabilities	$8	$3,972	$786	$4,766
__________________

(1)	Unit-linked and FVO Securities were comprised of over 85% Unit-linked investments at both June 30, 2018 and December 31, 2017.

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

(4)
Embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables and other invested assets on the interim condensed consolidated balance sheets. Embedded derivatives within liability host contracts are presented within policyholder account balances and other liabilities on the interim condensed consolidated balance sheets. At June 30, 2018 and December 31, 2017, debt and equity securities also included embedded derivatives of $0 and ($132) million, respectively.

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
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 2% of the total estimated fair value of Level 3 fixed maturity securities at June 30, 2018.

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
Transfers between Levels 1 and 2:
There were no transfers between Levels 1 and 2 for assets and liabilities measured at estimated fair value and still held at June 30, 2018 and December 31, 2017.
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

					June 30, 2018				December 31, 2017				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	87	-	137	106	83	-	142	110	Increase
	•	Market pricing	•	Quoted prices (4)	37	-	770	126	10	-	443	121	Increase
	•	Consensus pricing	•	Offered quotes (4)	96	-	104	101	97	-	104	101	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	109	95	—	-	126	94	Increase (5)
ABS	•	Market pricing	•	Quoted prices (4)	3	-	117	100	5	-	117	100	Increase (5)
	•	Consensus pricing	•	Offered quotes (4)	100	-	103	101	100	-	103	100	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	287	-	311		200	-	300		Increase (7)
			•	Repurchase rates (8)	1	-	52		(5)	-	5		Decrease (7)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	(27)	-	309		(14)	-	309		Increase (7)
Credit	•	Present value techniques	•	Credit spreads (9)	97	-	100		—	-	—		Decrease (7)
	•	Consensus pricing	•	Offered quotes (10)
Equity market	•	Present value techniques or option pricing models	•	Volatility (11)	17%	-	30%		11%	-	31%		Increase (7)
			•	Correlation (12)	10%	-	30%		10%	-	30%
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.21%		0%	-	0.21%		Decrease (13)
				Ages 41 - 60	0.03%	-	0.75%		0.03%	-	0.75%		Decrease (13)
				Ages 61 - 115	0%	-	100%		0.15%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (14)
				Durations 11 - 20	2%	-	100%		2%	-	100%		Decrease (14)
				Durations 21 - 116	1.25%	-	100%		1.25%	-	100%		Decrease (14)
			•	Utilization rates	0%	-	25%		0%	-	25%		Increase (15)
			•	Withdrawal rates	0%	-	20%		0%	-	20%		(16)
			•	Long-term equity volatilities	8.47%	-	33%		8.25%	-	33%		Increase (17)
			•	Nonperformance risk spread	0.03%	-	1.46%		0.02%	-	1.32%		Decrease (18)
__________________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

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

(10)	At both June 30, 2018 and December 31, 2017, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Foreign Government	Structured Securities	State and Political Subdivision	Equity Securities	Unit-linked and FVO Securities
	(In millions)
Three Months Ended June 30, 2018
Balance, beginning of period	$10,810	$179	$4,582	$—	$422	$286
Total realized/unrealized gains (losses) included in net income (loss) (2) (3)	1	1	21	—	(5)	(11)
Total realized/unrealized gains (losses) included in AOCI	(369)	(9)	(12)	—	—	—
Purchases (4)	806	—	998	8	7	84
Sales (4)	(512)	(14)	(275)	—	(16)	(81)
Issuances (4)	—	—	—	—	—	—
Settlements (4)	—	—	—	—	—	—
Transfers into Level 3 (5)	1	—	2	—	—	—
Transfers out of Level 3 (5)	(116)	(1)	(639)	—	—	(9)
Balance, end of period	$10,621	$156	$4,677	$8	$408	$269
Three Months Ended June 30, 2017
Balance, beginning of period	$10,968	$289	$5,705	$—	$480	$335
Total realized/unrealized gains (losses) included in net income (loss) (2) (3)	9	1	35	—	(4)	9
Total realized/unrealized gains (losses) included in AOCI	216	(1)	33	—	13	—
Purchases (4)	1,523	5	543	—	5	150
Sales (4)	(1,086)	(5)	(589)	—	(26)	(109)
Issuances (4)	—	—	—	—	—	—
Settlements (4)	—	—	—	—	—	—
Transfers into Level 3 (5)	227	—	65	—	—	3
Transfers out of Level 3 (5)	(225)	(81)	(853)	—	—	(76)
Balance, end of period	$11,632	$208	$4,939	$—	$468	$312
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2018 (6)	$1	$—	$19	$—	$—	$(10)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2017 (6)	$7	$1	$33	$—	$(4)	$9

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Other Limited Partnership Interests	Short-term Investments	Residential Mortgage Loans — FVO	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Three Months Ended June 30, 2018
Balance, beginning of period	$194	$615	$438	$(182)	$(328)	$1,224
Total realized/unrealized gains (losses) included in net income (loss) (2) (3)	—	—	1	(106)	152	(1)
Total realized/unrealized gains (losses) included in AOCI	2	(3)	—	(19)	13	—
Purchases (4)	—	4	—	4	—	270
Sales (4)	(28)	(33)	(17)	—	—	(323)
Issuances (4)	—	—	—	—	—	(2)
Settlements (4)	—	—	(17)	36	(77)	2
Transfers into Level 3 (5)	—	—	—	—	—	71
Transfers out of Level 3 (5)	—	(24)	—	—	—	(103)
Balance, end of period	$168	$559	$405	$(267)	$(240)	$1,138
Three Months Ended June 30, 2017
Balance, beginning of period	$—	$779	$639	$(397)	$(695)	$1,184
Total realized/unrealized gains (losses) included in net income (loss) (2) (3)	—	1	6	4	114	2
Total realized/unrealized gains (losses) included in AOCI	—	(1)	—	96	13	—
Purchases (4)	—	99	42	—	—	131
Sales (4)	—	(1)	(47)	—	—	(81)
Issuances (4)	—	—	—	—	—	—
Settlements (4)	—	—	(25)	9	(78)	(16)
Transfers into Level 3 (5)	—	—	—	—	—	16
Transfers out of Level 3 (5)	—	(55)	—	—	—	(277)
Balance, end of period	$—	$822	$615	$(288)	$(646)	$959
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2018 (6)	$—	$—	$(1)	$(86)	$153	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2017 (6)	$—	$1	$6	$(12)	$112	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Foreign Government	Structured Securities	State and Political Subdivision	Equity Securities	Unit-linked and FVO Securities
	(In millions)
Six Months Ended June 30, 2018
Balance, beginning of period	$11,219	$209	$4,841	$—	$428	$362
Total realized/unrealized gains (losses) included in net income (loss) (2) (3)	9	2	43	—	(10)	(6)
Total realized/unrealized gains (losses) included in AOCI	(433)	(12)	12	—	—	—
Purchases (4)	1,321	1	1,022	8	5	104
Sales (4)	(1,221)	(16)	(539)	—	(15)	(141)
Issuances (4)	—	—	—	—	—	—
Settlements (4)	—	—	—	—	—	—
Transfers into Level 3 (5)	140	—	51	—	—	—
Transfers out of Level 3 (5)	(414)	(28)	(753)	—	—	(50)
Balance, end of period	$10,621	$156	$4,677	$8	$408	$269
Six Months Ended June 30, 2017
Balance, beginning of period	$11,537	$289	$5,215	$10	$468	$287
Total realized/unrealized gains (losses) included in net income (loss) (2) (3)	4	3	66	—	(14)	16
Total realized/unrealized gains (losses) included in AOCI	458	5	80	—	35	—
Purchases (4)	2,320	12	735	—	6	207
Sales (4)	(1,357)	(87)	(918)	—	(27)	(109)
Issuances (4)	—	—	—	—	—	—
Settlements (4)	—	—	—	—	—	—
Transfers into Level 3 (5)	135	4	78	—	—	8
Transfers out of Level 3 (5)	(1,465)	(18)	(317)	(10)	—	(97)
Balance, end of period	$11,632	$208	$4,939	$—	$468	$312
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2018 (6)	$2	$1	$39	$—	$—	$(7)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2017 (6)	$3	$1	$57	$—	$(10)	$14

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Other Limited Partnership Interests	Short-term Investments	Residential Mortgage Loans — FVO	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Six Months Ended June 30, 2018
Balance, beginning of period	$—	$33	$520	$(132)	$(274)	$959
Total realized/unrealized gains (losses) included in net income (loss) (2) (3)	(5)	—	3	(94)	188	1
Total realized/unrealized gains (losses) included in AOCI	4	(3)	—	(123)	(3)	—
Purchases (4)	—	560	—	4	—	307
Sales (4)	(47)	(11)	(81)	—	—	(147)
Issuances (4)	—	—	—	—	—	(3)
Settlements (4)	—	—	(37)	78	(151)	1
Transfers into Level 3 (5)	216	—	—	—	—	99
Transfers out of Level 3 (5)	—	(20)	—	—	—	(79)
Balance, end of period	$168	$559	$405	$(267)	$(240)	$1,138
Six Months Ended June 30, 2017
Balance, beginning of period	$—	$46	$566	$(562)	$(729)	$1,141
Total realized/unrealized gains (losses) included in net income (loss) (2) (3)	—	1	3	30	283	(17)
Total realized/unrealized gains (losses) included in AOCI	—	(1)	—	135	(46)	—
Purchases (4)	—	822	174	—	—	171
Sales (4)	—	(17)	(79)	—	—	(54)
Issuances (4)	—	—	—	(7)	—	1
Settlements (4)	—	—	(49)	116	(154)	(50)
Transfers into Level 3 (5)	—	—	—	—	—	12
Transfers out of Level 3 (5)	—	(29)	—	—	—	(245)
Balance, end of period	$—	$822	$615	$(288)	$(646)	$959
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2018 (6)	$(5)	$—	$(8)	$(18)	$184	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2017 (6)	$—	$1	$3	$9	$279	$—
__________________

(1)	Comprised of U.S. and foreign corporate securities.

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

	June 30, 2018	December 31, 2017
	(In millions)
Unpaid principal balance	$496	$650
Difference between estimated fair value and unpaid principal balance	(91)	(130)
Carrying value at estimated fair value	$405	$520
Loans in nonaccrual status	$129	$198
Loans more than 90 days past due	$64	$94
Loans in nonaccrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(66)	$(102)

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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2018
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$70,447	$—	$—	$71,330	$71,330
Policy loans	$9,702	$—	$341	$10,977	$11,318
Other invested assets	$1,204	$—	$793	$411	$1,204
Premiums, reinsurance and other receivables	$4,121	$—	$1,230	$3,030	$4,260
Other assets	$327	$—	$142	$185	$327
Liabilities
Policyholder account balances	$114,519	$—	$—	$115,292	$115,292
Long-term debt	$14,526	$—	$15,392	$—	$15,392
Collateral financing arrangement	$1,085	$—	$—	$882	$882
Junior subordinated debt securities	$3,146	$—	$3,995	$—	$3,995
Other liabilities	$3,870	$—	$2,205	$2,223	$4,428
Separate account liabilities	$112,708	$—	$112,708	$—	$112,708

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

9. Long-Term Debt
Senior Notes
In June 2018, MetLife, Inc. sold FVO Brighthouse Common Stock in exchange for $944 million aggregate principal amount of MetLife Inc.'s senior notes. MetLife, Inc. purchased and canceled $343 million of its $1,035 million aggregate principal amount 6.817% senior notes due August 2018; $469 million of its $1,035 million aggregate principal amount 7.717% senior notes due February 2019 and $132 million of its $1,000 million aggregate principal amount 4.750% senior notes due February 2021. In June 2018, MetLife, Inc. additionally purchased for cash and canceled $160 million of its $1,035 million aggregate principal amount 6.817% senior notes due August 2018. The Company recorded a premium of $30 million paid in excess of the debt principal and incurred $37 million of advisory and other fees related to the exchange transaction to other expenses for the three months and six months ended June 30, 2018. See Note 3 for additional information on the FVO Brighthouse Common Stock exchange transaction.
See Note 16 for information on subsequent senior notes redemption.
10. Equity
Preferred Stock
In June 2018, MetLife, Inc. issued 32,200 shares of 5.625% Non-Cumulative Preferred Stock, Series E (the “Series E preferred stock”), with a $0.01 par value per share and a liquidation preference of $25,000 per share, for aggregate net proceeds of $780 million. MetLife, Inc. deposited the Series E preferred stock under a deposit agreement with a depositary, which issued interests in fractional shares of the Series E preferred stock in the form of depositary shares (“Depositary Shares”) evidenced by depositary receipts; each Depositary Share representing 1/1,000th interest in a share of the Series E preferred stock. In connection with the offering of the Depositary Shares, MetLife, Inc. incurred approximately $25 million of issuance costs which have been recorded as a reduction of additional paid-in capital.
The Series E preferred stock ranks senior to MetLife, Inc.’s common stock with respect to the payment of dividends and distributions upon liquidation, dissolution or winding-up. Holders of the Depositary Shares will be entitled to receive dividend payments only when, as and if declared by MetLife, Inc.’s Board of Directors or a duly authorized committee thereof on the Series E preferred stock. If dividends are declared on the Series E preferred stock for any dividend period, they will be calculated on a non-cumulative basis at a fixed rate per annum of 5.625%. Dividends for any dividend period will be payable, if declared, quarterly in arrears on the 15th day of March, June, September and December of each year, commencing on September 15, 2018.
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
Dividends on the Series D and Series E preferred stock will not be cumulative and will not be mandatory. Accordingly, if dividends are not declared on the Series D or Series E preferred stock for any dividend period, then any accrued dividends for that dividend period will cease to accrue and be payable. If a dividend is not declared before the dividend payment date for any dividend period, MetLife, Inc. will have no obligation to pay dividends accrued for such dividend period whether or not dividends on the Series D or Series E preferred stock are declared for any future dividend period. No dividends may be paid or declared on MetLife, Inc.’s common stock (or any other securities ranking junior to the Series D or Series E preferred stock) and MetLife, Inc. may not purchase, redeem, or otherwise acquire its common stock (or other such junior stock) unless the full dividends for the latest completed dividend period on all outstanding shares of Series D and Series E preferred stock, and any parity stock, have been declared and paid or provided for.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Equity (continued)

Holders of the Series D and Series E preferred stock do not have voting rights except in certain circumstances, including where the dividends have not been paid for an equivalent of six or more dividend payment periods whether or not those periods are consecutive. Under such circumstances, the holders of the Series D and Series E preferred stock have certain voting rights with respect to members of the Board of Directors of MetLife, Inc.
The Series D and Series E preferred stock are not subject to any mandatory redemption, sinking fund, retirement fund, purchase fund or similar provisions. MetLife, Inc. may, at its option, redeem the Series D preferred stock, (a) in whole but not in part, at any time prior to March 15, 2028, within 90 days after the occurrence of a “rating agency event,” at a redemption price equal to $1,020 per share of Series D preferred stock, plus an amount equal to any accrued and unpaid dividends per share that have accrued but not been declared and paid for the then-current dividend period to but excluding the redemption date and (b) (i) in whole but not in part, at any time prior to March 15, 2028, within 90 days after the occurrence of a “regulatory capital event” or (ii) in whole or in part, from time to time, on or after March 15, 2028, in each case, at a redemption price equal to $1,000 per share of Series D preferred stock, plus an amount equal to any accrued and unpaid dividends per share that have accrued but not been declared and paid for the then-current dividend period to, but excluding, such redemption date. MetLife, Inc. may, at its option, redeem the Series E preferred stock, (a) in whole but not in part, at any time prior to June 15, 2023, within 90 days after the occurrence of a “rating agency event,” at a redemption price equal to $25,500 per share of Series E preferred stock (equivalent to $25.50 per Depositary Share), plus an amount equal to any accrued and unpaid dividends per share that have accrued but not been declared and paid for the then-current dividend period to but excluding the redemption date and (b) (i) in whole but not in part, at any time prior to June 15, 2023, within 90 days after the occurrence of a “regulatory capital event” or (ii) in whole or in part, from time to time, on or after June 15, 2023, in each case, at a redemption price equal to $25,000 per share of Series E preferred stock, plus an amount equal to any accrued and unpaid dividends per share that have accrued but not been declared and paid for the then-current dividend period to, but excluding, such redemption date. A “rating agency event” means that any nationally recognized statistical rating organization that then publishes a rating for MetLife, Inc. amends, clarifies or changes the criteria it uses to assign equity credit to securities like the Series D or Series E preferred stock, which results in the lowering of the equity credit assigned to the Series D or Series E preferred stock, as applicable, or shortens the length of time that the Series D or Series E preferred stock, as applicable, is assigned a particular level of equity credit. A “regulatory capital event” could occur as a result of a change or proposed change in capital adequacy rules (or the interpretation or application thereof) of any capital regulator, including but not limited to the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Federal Insurance Office, the National Association of Insurance Commissioners or any state insurance regulator, as may then have group-wide oversight of MetLife, Inc.’s regulatory capital, from rules (or the interpretation or application thereof) in effect as of March 22, 2018, in the case of the Series D preferred stock, or June 4, 2018, in the case of the Series E preferred stock, that would create a more than insubstantial risk, as determined by MetLife, Inc., that the Series D preferred stock or the Series E preferred stock, as applicable, would not be treated as “Tier 1 capital” or as capital with attributes similar to those of Tier 1 capital, except that a “regulatory capital event” will not include a change or proposed change (or the interpretation or application thereof) that would result in the adoption of any criterion substantially the same as the criteria in the capital adequacy rules of the Federal Reserve Board applicable to bank holding companies as of March 22, 2018, in the case of the Series D preferred stock, or June 4, 2018, in the case of the Series E preferred stock.
Preferred stock authorized, issued and outstanding was as follows:

	June 30, 2018			December 31, 2017
Series	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
Floating Rate Non-Cumulative Preferred Stock, Series A	27,600,000	24,000,000	24,000,000	27,600,000	24,000,000	24,000,000
5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C	1,500,000	1,500,000	1,500,000	1,500,000	1,500,000	1,500,000
5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D	500,000	500,000	500,000	—	—	—
5.625% Non-Cumulative Preferred Stock, Series E	32,200	32,200	32,200	—	—	—
Series A Junior Participating Preferred Stock	10,000,000	—	—	10,000,000	—	—
Not designated	160,367,800	—	—	160,900,000	—	—
Total	200,000,000	26,032,200	26,032,200	200,000,000	25,500,000	25,500,000

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Equity (continued)

Common Stock
During the six months ended June 30, 2018 and 2017, MetLife, Inc. repurchased 45,540,491 shares and 34,354,967 shares of its common stock through open market purchases for $2.2 billion and $1.8 billion, respectively.
On November 1, 2017, MetLife, Inc. announced that its Board of Directors authorized $2.0 billion of common stock repurchases and, on May 22, 2018, MetLife, Inc. announced that its Board of Directors authorized additional common stock repurchases of $1.5 billion. In June 2018, MetLife, Inc. completed all common stock repurchases authorized under the November 2017 authorization. At June 30, 2018, MetLife, Inc. had $1.1 billion of common stock repurchases remaining under the May 2018 authorization. Common stock repurchases are dependent upon several factors, including the Company’s capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors.
See Note 16 for information on subsequent common stock repurchases.
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
Dividend Restrictions
Insurance Operations
The table below sets forth the dividends permitted to be paid in 2018 by MetLife, Inc.’s primary insurance subsidiaries without insurance regulatory approval and the respective dividends paid during the six months ended June 30, 2018:

Company	Paid (1)		Permitted Without Approval (2)
	(In millions)
Metropolitan Life Insurance Company	$1,705	(3)	$3,075
American Life Insurance Company	$1,500	(4)	$—
Metropolitan Property and Casualty Insurance Company	$—		$125
Metropolitan Tower Life Insurance Company (5)	$—		$73
General American Life Insurance Company (5)	$—		N/A
__________________

(1)	Reflects all amounts paid, including those requiring regulatory approval.

(2)
Reflects dividend amounts that may be paid during 2018 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2018, some or all of such dividends may require regulatory approval.

(3)
Represents an ordinary dividend of $1.0 billion and an extraordinary dividend of $705 million that was paid with regulatory approval. The extraordinary dividend was paid in cash with proceeds from the sale to an affiliate of certain property, equipment, leasehold improvements and computer software that were non-admitted by Metropolitan Life Insurance Company for statutory accounting purposes. The affiliate received a capital contribution in cash from MetLife, Inc. to fund the purchase.

(4)	Represents an extraordinary dividend.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Equity (continued)

(5)
In April 2018, Metropolitan Tower Life Insurance Company (“MTL”) merged with General American Life Insurance Company (“GALIC”). The surviving entity of the merger was MTL, which re-domesticated from Delaware to Nebraska immediately prior to the merger. Effective as of the date of re-domestication, MTL is subject to the dividend restrictions under Nebraska law.

Under the Nebraska Insurance Code, MTL is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to MetLife, Inc. as long as the amount of the dividend, when aggregated with all other dividends in the preceding 12 months, does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year, or (ii) its net statutory gain from operations for the immediately preceding calendar year (excluding realized capital gains), not including pro rata distributions of each insurer's own securities. MTL will be permitted to pay a dividend to MetLife, Inc. in excess of the greater of such two amounts only if it files notice of the declaration of such a dividend and the amount thereof with the Director of the Nebraska Department of Insurance (the “Nebraska Director”) and the Nebraska Director either approves the distribution of the dividend or does not disapprove the distribution within 30 days of its filing. In addition, any dividend that exceeds earned surplus (defined as “unassigned funds (surplus)”), excluding unrealized capital gains) as of the immediately preceding calendar year requires insurance regulatory approval. Under the Nebraska Insurance Code, the Nebraska Director has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.
See Note 15 of the Notes to Consolidated Financial Statements included in the 2017 Annual Report for additional information on dividend restrictions.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Equity (continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to MetLife, Inc., was as follows:

	Three Months Ended June 30, 2018
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$10,864	$683	$(3,707)	$(2,206)	$5,634
OCI before reclassifications	(3,096)	141	(969)	3	(3,921)
Deferred income tax benefit (expense)	706	41	6	(1)	752
AOCI before reclassifications, net of income tax	8,474	865	(4,670)	(2,204)	2,465
Amounts reclassified from AOCI	83	470	—	31	584
Deferred income tax benefit (expense)	(19)	(170)	—	(6)	(195)
Amounts reclassified from AOCI, net of income tax	64	300	—	25	389
Balance, end of period	$8,538	$1,165	$(4,670)	$(2,179)	$2,854

	Three Months Ended June 30, 2017
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$11,336	$1,853	$(4,842)	$(1,951)	$6,396
OCI before reclassifications	3,290	(7)	169	1	3,453
Deferred income tax benefit (expense)	(1,132)	3	(6)	3	(1,132)
AOCI before reclassifications, net of income tax	13,494	1,849	(4,679)	(1,947)	8,717
Amounts reclassified from AOCI	(47)	(429)	—	41	(435)
Deferred income tax benefit (expense)	22	149	—	(17)	154
Amounts reclassified from AOCI, net of income tax	(25)	(280)	—	24	(281)
Balance, end of period	$13,469	$1,569	$(4,679)	$(1,923)	$8,436

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Equity (continued)

	Six Months Ended June 30, 2018
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$12,757	$905	$(4,390)	$(1,845)	$7,427
OCI before reclassifications	(6,907)	(211)	(417)	(1)	(7,536)
Deferred income tax benefit (expense)	1,541	99	9	—	1,649
AOCI before reclassifications, net of income tax	7,391	793	(4,798)	(1,846)	1,540
Amounts reclassified from AOCI	128	305	—	62	495
Deferred income tax benefit (expense)	(29)	(143)	—	(13)	(185)
Amounts reclassified from AOCI, net of income tax	99	162	—	49	310
Cumulative effects of changes in accounting principles	(425)	—	—	—	(425)
Deferred income tax benefit (expense), cumulative effects of changes in accounting principles	1,473	210	36	(382)	1,337
Cumulative effects of changes in accounting principles, net of income tax (2)	1,048	210	36	(382)	912
Sale of subsidiary (3)	—	—	92	—	92
Balance, end of period	$8,538	$1,165	$(4,670)	$(2,179)	$2,854

	Six Months Ended June 30, 2017
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$10,785	$1,865	$(5,312)	$(1,972)	$5,366
OCI before reclassifications	3,993	203	517	(19)	4,694
Deferred income tax benefit (expense)	(1,405)	(70)	116	5	(1,354)
AOCI before reclassifications, net of income tax	13,373	1,998	(4,679)	(1,986)	8,706
Amounts reclassified from AOCI	149	(658)	—	85	(424)
Deferred income tax benefit (expense)	(53)	229	—	(22)	154
Amounts reclassified from AOCI, net of income tax	96	(429)	—	63	(270)
Balance, end of period	$13,469	$1,569	$(4,679)	$(1,923)	$8,436
__________________

(1)	See Note 6 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI, and the policyholder dividend obligation.

(2)	See Note 1 for further information on adoption of new accounting pronouncements.

(3)	See Note 3 for further information on the 2018 disposition.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(36)	$44	$(137)	$84	Net investment gains (losses)
Net unrealized investment gains (losses)	(3)	(5)	—	1	Net investment income
Net unrealized investment gains (losses)	(44)	6	9	(145)	Net derivative gains (losses)
Net unrealized investment gains (losses)	—	2	—	(89)	Discontinued operations
Net unrealized investment gains (losses), before income tax	(83)	47	(128)	(149)
Income tax (expense) benefit	19	(22)	29	53
Net unrealized investment gains (losses), net of income tax	(64)	25	(99)	(96)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	1	6	17	14	Net derivative gains (losses)
Interest rate swaps	6	3	9	7	Net investment income
Interest rate swaps	—	1	—	2	Discontinued operations
Interest rate forwards	(2)	—	3	(4)	Net derivative gains (losses)
Interest rate forwards	—	2	1	2	Net investment income
Interest rate forwards	1	1	1	1	Other expenses
Interest rate forwards	—	2	—	3	Discontinued operations
Foreign currency swaps	(475)	413	(336)	621	Net derivative gains (losses)
Foreign currency swaps	(1)	(1)	(1)	(1)	Net investment income
Foreign currency swaps	—	—	1	1	Other expenses
Foreign currency swaps	—	1	—	11	Discontinued operations
Credit forwards	—	1	—	1	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	(470)	429	(305)	658
Income tax (expense) benefit	170	(149)	143	(229)
Gains (losses) on cash flow hedges, net of income tax	(300)	280	(162)	429
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(35)	(48)	(71)	(97)
Amortization of prior service (costs) credit	4	7	9	12
Amortization of defined benefit plan items, before income tax	(31)	(41)	(62)	(85)
Income tax (expense) benefit	6	17	13	22
Amortization of defined benefit plan items, net of income tax	(25)	(24)	(49)	(63)
Total reclassifications, net of income tax	$(389)	$281	$(310)	$270
__________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 12.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

11. Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Employee related costs	$894	$879	$1,831	$1,816
Third party staffing costs	402	398	782	760
General and administrative expenses	351	318	594	539
Pension, postretirement and postemployment benefit costs	47	76	96	155
Premium taxes, other taxes, and licenses & fees	187	148	366	323
Commissions and other variable expenses	1,438	1,306	2,854	2,610
Capitalization of DAC	(834)	(744)	(1,630)	(1,457)
Amortization of DAC and VOBA	707	656	1,400	1,319
Amortization of negative VOBA	(16)	(38)	(38)	(81)
Interest expense on debt	309	284	595	567
Total other expenses	$3,485	$3,283	$6,850	$6,551
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	Severance
	(In millions)
Balance, beginning of period	$19	$38	$22	$35
Restructuring charges	9	11	18	22
Cash payments	(8)	(32)	(20)	(40)
Balance, end of period	$20	$17	$20	$17
Total restructuring charges incurred since inception of initiative	$91	$57	$91	$57
Management anticipates further restructuring charges through the year ending December 31, 2019. However, such restructuring plans were not sufficiently developed to enable management to make an estimate of such restructuring charges at June 30, 2018.

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
The components of net periodic benefit costs, reported in other expenses, were as follows:

	Three Months Ended June 30,
	2018		2017
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$58	$2	$61	$2
Interest costs	96	15	106	19
Expected return on plan assets	(134)	(18)	(128)	(18)
Amortization of net actuarial (gains) losses	44	(9)	48	—
Amortization of prior service costs (credit)	—	(4)	(1)	(6)
Net periodic benefit costs (credit)	$64	$(14)	$86	$(3)

	Six Months Ended June 30,
	2018		2017
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$118	$3	$122	$3
Interest costs	192	26	212	38
Expected return on plan assets	(267)	(36)	(258)	(36)
Amortization of net actuarial (gains) losses	88	(17)	97	—
Amortization of prior service costs (credit)	—	(9)	(1)	(11)
Net periodic benefit costs (credit)	$131	$(33)	$172	$(6)

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
In accordance with Staff Accounting Bulletin 118 issued by the U.S. Securities and Exchange Commission (“SEC”) in December 2017, the Company recorded provisional amounts for certain items for which the income tax accounting is not complete. For these items, the Company recorded a reasonable estimate of the tax effects of U.S. Tax Reform. The estimates will be reported as provisional amounts during the measurement period, which will not exceed one year from the date of enactment of U.S. Tax Reform. The Company may reflect adjustments to its provisional amounts upon obtaining, preparing, or analyzing additional information about facts and circumstances that existed as of the enactment date that, if known, would have affected the income tax effects initially reported as provisional amounts.
See Note 18 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report for further information. As of June 30, 2018, no updates were made to the provisional amounts.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

14. Earnings Per Common Share
The following table presents the weighted average shares, basic earnings per common share and diluted earnings per common share for each income category presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions, except per share data)
Weighted Average Shares:
Weighted average common stock outstanding for basic earnings per common share	1,015.6	1,074.0	1,025.7	1,082.1
Incremental common shares from assumed exercise or issuance of stock-based awards	8.2	8.1	8.3	8.3
Weighted average common stock outstanding for diluted earnings per common share	1,023.8	1,082.1	1,034.0	1,090.4
Income (Loss) from Continuing Operations:
Income (loss) from continuing operations, net of income tax	$894	$856	$2,151	$1,808
Less: Income (loss) from continuing operations, net of income tax, attributable to noncontrolling interests	3	3	7	6
Less: Preferred stock dividends	46	46	52	52
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$845	$807	$2,092	$1,750
Basic	$0.83	$0.76	$2.04	$1.62
Diluted	$0.83	$0.75	$2.02	$1.61
Income (Loss) from Discontinued Operations:
Income (loss) from discontinued operations, net of income tax	$—	$58	$—	$(18)
Less: Income (loss) from discontinued operations, net of income tax, attributable to noncontrolling interests	—	—	—	—
Income (loss) from discontinued operations, net of income tax, available to MetLife, Inc.’s common shareholders	$—	$58	$—	$(18)
Basic	$—	$0.05	$—	$(0.02)
Diluted	$—	$0.05	$—	$(0.02)
Net Income (Loss):
Net income (loss)	$894	$914	$2,151	$1,790
Less: Net income (loss) attributable to noncontrolling interests	3	3	7	6
Less: Preferred stock dividends	46	46	52	52
Net income (loss) available to MetLife, Inc.’s common shareholders	$845	$865	$2,092	$1,732
Basic	$0.83	$0.81	$2.04	$1.60
Diluted	$0.83	$0.80	$2.02	$1.59

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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at June 30, 2018. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of June 30, 2018, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $700 million.
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
As reported in the 2017 Annual Report, MLIC received approximately 3,514 asbestos-related claims in 2017. During the six months ended June 30, 2018 and 2017, MLIC received approximately 1,754 and 1,896 new asbestos-related claims, respectively. See Note 20 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2017. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through June 30, 2018.
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
Sales Practices Regulatory Matters
Regulatory authorities in a number of states and FINRA, and occasionally the SEC, have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products by MLIC and GALIC (which merged into MTL in April of 2018), as well as former subsidiaries of the Company that are part of Brighthouse as a result of the Separation, and a former broker-dealer subsidiary. These investigations often focus on the conduct of particular financial services representatives and the sale of unregistered or unsuitable products or the misuse of client assets. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. The Company may continue to resolve investigations in a similar manner. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for these sales practices-related investigations or inquiries.

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
Diversified Lending Group Litigation
Hartshorne v. MetLife, Inc., et al. (Los Angeles County Superior Court, filed March 25, 2015)
Plaintiffs named MetLife, Inc., MetLife Securities, Inc., and New England Life Insurance Company in 12 related lawsuits in California state court alleging various causes of action including multiple negligence and statutory claims relating to a Ponzi scheme involving the Diversified Lending Group. The Company settled with the last remaining plaintiff on or about May 2, 2018. This Court dismissed this case with prejudice on May 22, 2018.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
15. Contingencies, Commitments and Guarantees (continued)

Inquiries into Pension Benefits and Assumed Variable Annuity Guarantee Reserves and Related Litigation
The Company informed its primary state regulator, the New York Department of Financial Services (“NYDFS”), about its practices in connection with the payment of certain pension benefits to annuitants and related matters. The NYDFS is examining the issue. The Division of Enforcement of the SEC is also investigating this matter and several additional regulators have made inquiries into these practices, including as to related disclosures. It is possible that other jurisdictions may pursue similar investigations or inquiries. On January 29, 2018, the Company announced that in connection with a review of practices and procedures used to estimate reserves related to certain Retirement Income Solutions (“RIS”) group annuitants who have been unresponsive or missing over time, the Company had identified a material weakness in its internal control over financial reporting related to certain RIS group annuity reserves. In conjunction with the material weakness, the Company increased reserves by $510 million pre-tax to reinstate reserves previously released, and to reflect accrued interest and other related liabilities. See Note 1 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report.
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
Parchmann v. MetLife, Inc., et al. (E.D.N.Y., filed February 5, 2018)
Seeking to represent a class of persons who purchased MetLife, Inc. common stock from February 27, 2013 through January 29, 2018, the plaintiff alleges that MetLife, Inc., its Chief Executive Officer and Chairman of the Board, and its CFO violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by issuing materially false and/or misleading statements because the defendants failed to disclose that MetLife’s practices and procedures used to estimate its reserves set aside for annuity and pension payments were inadequate, and that MetLife had inadequate internal control over financial reporting. The plaintiff seeks unspecified compensatory damages and other relief. The defendants intend to defend this action vigorously.
Roycroft v. MetLife, Inc., et al. (S.D.N.Y., filed June 18, 2018)
Plaintiff filed this putative class action on behalf of all persons due benefits under group annuity contracts and whose annuity benefits were released from reserves. Plaintiff asserts claims for conversion, unjust enrichment, constructive trust and accounting based on allegations that the Company held and profited from monies owed to beneficiaries of group annuity contracts by releasing reserves after failing to locate the beneficiaries. Plaintiff seeks declaratory and injunctive relief, as well as unspecified compensatory and punitive damages, and other relief. The Company intends to defend this action vigorously.
In the Matter of MetLife, Inc. (Mass. Sec. Div., filed June 25, 2018)
The Enforcement Section of the Massachusetts Securities Division of the Office of the Secretary of the Commonwealth (the “MSD”) filed an administrative complaint in order to commence an adjudicatory proceeding against the Company for alleged violations of Section 101 of the Massachusetts Uniform Securities Act and regulations promulgated thereunder, alleging that the Company made materially misleading statements regarding the sufficiency of its reserves related to group annuity contracts and the effectiveness of its internal control over financial reporting. The MSD seeks injunctive relief, as well as an unspecified administrative fine and other relief. The Company intends to defend this action vigorously.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
15. Contingencies, Commitments and Guarantees (continued)

Demands
The MetLife, Inc. Board of Directors has received three letters, dated March 28, 2018, May 11, 2018, and July 16, 2018 written on behalf of individual stockholders, demanding that MetLife, Inc. take action against current and former directors and officers for alleged breaches of fiduciary duty and/or investigate, remediate, and recover damages allegedly suffered by the Company as a result of (i) the Company’s allegedly inadequate practices and procedures used to estimate reserves for annuity and pension payments, (ii) the Company’s allegedly inadequate internal controls over financial reporting and corporate governance practices and procedures, and (iii) the alleged dissemination of false or misleading information related to these issues. The MetLife, Inc. Board of Directors has appointed a special committee to investigate the allegations set forth in these three letters.
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
Martin v. Metropolitan Life Insurance Company, (Superior Court of the State of California, County of Contra Costa, filed December 17, 2015)
Plaintiffs filed this putative class action lawsuit on behalf of themselves and all California persons who have been charged compound interest by MLIC in life insurance policy and/or premium loan balances within the last four years. Plaintiffs allege that MLIC has engaged in a pattern and practice of charging compound interest on life insurance policy and premium loans without the borrower authorizing such compounding, and that this constitutes an unlawful business practice under California law. Plaintiffs assert causes of action for declaratory relief, violation of California’s Unfair Competition Law and Usury Law, and unjust enrichment. Plaintiffs seek declaratory and injunctive relief, restitution of interest, and damages in an unspecified amount. On April 12, 2016, the court granted MLIC’s motion to dismiss. Plaintiffs have appealed this ruling to the United States Court of Appeals for the Ninth Circuit. The Company intends to defend this action vigorously.

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
Miller, et al. v. MetLife, Inc., et al. (C.D. Cal., filed April 7, 2017)
Plaintiff filed this putative class action against MetLife, Inc. and MLIC in the U.S. District Court for the Central District of California, purporting to assert claims on behalf of all persons who replaced their MetLife Optional Term Life or Group Universal Life policy with a Group Variable Universal Life policy wherein MetLife allegedly charged smoker rates for certain non-smokers. Plaintiff seeks unspecified compensatory and punitive damages, as well as other relief. On September 25, 2017, plaintiff dismissed the action and refiled the complaint in U.S. District Court for the Southern District of New York. On November 9, 2017, plaintiff dismissed MetLife, Inc. without prejudice from the action. MLIC intends to defend this action vigorously.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $4.4 billion and $3.4 billion at June 30, 2018 and December 31, 2017, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $6.2 billion and $6.1 billion at June 30, 2018 and December 31, 2017, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $329 million, with a cumulative maximum of $658 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $7 million and $5 million at June 30, 2018 and December 31, 2017, respectively, for indemnities, guarantees and commitments.
16. Subsequent Events
Senior Notes Redemption
On July 16, 2018, MetLife, Inc. issued a notice of redemption to the holders of the remaining $566 million aggregate principal amount of its 7.717% senior notes due February 2019, pursuant to which the Company will redeem these senior notes on August 15, 2018.
Common Stock Repurchases
In the third quarter of 2018 through July 31, 2018, MetLife, Inc. repurchased 5,332,323 shares of its common stock in the open market for $236 million.
Common Stock Dividend
On July 6, 2018, the MetLife, Inc. Board of Directors declared a third quarter 2018 common stock dividend of $0.42 per share payable on September 13, 2018 to shareholders of record as of August 6, 2018. The Company estimates that the aggregate dividend payment will be $419 million.

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words and terms such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning, or are tied to future periods, in connection with a discussion of future performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results. Many factors will be important in determining the results of MetLife, Inc., its subsidiaries and affiliates. Forward-looking statements are based on our assumptions and current expectations, which may be inaccurate, and on the current economic environment, which may change. These statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict. Results could differ materially from those expressed or implied in the forward-looking statements. See “Note Regarding Forward-Looking Statements.”
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
Group Annuity Reserves, Assumed Variable Annuity Guarantee Reserves and Other Revisions
As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Overview — Group Annuity Reserves, Assumed Variable Annuity Guarantee Reserves and Other Revisions” included in the 2017 Annual Report, material weaknesses were identified in internal control over financial reporting relating to the review of practices and procedures used to estimate (i) the Company’s reserves related to certain Retirement and Income Solutions (“RIS”) group annuitants who have been unresponsive or missing over time and (ii) certain reserves associated with MetLife Holdings variable annuity guarantees assumed from a former operating joint venture in Japan. An update of the remediation plan to remove the material weaknesses is further described in “Controls and Procedures.” Also, see Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements for prior year periods’ revisions related to the Company’s consolidated results, as well as “Risk Factors” disclosed in the 2017 Annual Report for further information.

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
 Given the complexities of U.S. Tax Reform, amounts recorded may change, possibly materially, due to, among other things, changes in interpretations and assumptions made by the Company, additional guidance that may be issued and actions that the Company may take. The Company continues to anticipate its 2018 effective tax rate to be in the range of 18% to 20%. See Notes 1 and 13 of the Notes to the Interim Condensed Consolidated Financial Statements for a further discussion of U.S. Tax Reform and the impact to the Company in the second quarter of 2018.
Separation of Brighthouse
On August 4, 2017, MetLife, Inc. completed the separation of Brighthouse Financial, Inc. and its subsidiaries (“Brighthouse”) through a distribution of 96,776,670 shares of Brighthouse Financial, Inc. common stock to the MetLife, Inc. common shareholders (the “Separation”). MetLife, Inc. retained the remaining ownership interest of 22,996,436 shares, or 19.2%, of Brighthouse Financial, Inc. common stock outstanding. The Separation resulted in the elimination of the Brighthouse Financial segment. The results of Brighthouse are reflected in the Company’s interim condensed consolidated financial statements as discontinued operations and, therefore, are presented as income (loss) from discontinued operations on the interim condensed consolidated statements of operations and comprehensive income (loss). Prior year periods’ results have been revised to reflect discontinued operations, which are reported in Corporate & Other. The reporting of discontinued operations had no impact on total consolidated net income (loss) for any of the periods presented.
In June 2018, the Company sold fair value option (“FVO”) Brighthouse Financial, Inc. common stock (“FVO Brighthouse Common Stock”) in exchange for $944 million aggregate principal amount of MetLife, Inc. senior notes, which MetLife, Inc. canceled. As of June 30, 2018, the Company no longer held any shares of Brighthouse Financial, Inc. for its own account; however, certain insurance company separate accounts managed by the Company held shares of Brighthouse Financial, Inc.
See Notes 3 and 9 of the Notes to the Interim Condensed Consolidated Financial Statements for further information.

Current Period Highlights
During the three months ended June 30, 2018, overall sales increased compared to the prior period reflecting increases in the majority of our segments. Our RIS business benefited from a large pension risk transfer transaction in the current period and higher sales of stable value products; however, funding agreement issuances were lower. Sales of foreign currency-denominated annuities and life products in Japan also increased. In addition, positive net flows drove an increase in our investment portfolio and investment yields improved, however, interest credited rates were higher. Net derivative gains (losses) improved primarily as a result of changes in foreign currency exchange rates, partially offset by the impact of increases in long-term U.S. interest rates. The unfavorable change in net investment gains (losses) included the mark-to-market and disposition loss on FVO Brighthouse Common Stock.
The following represents segment level results and percentage contributions to total segment level adjusted earnings available to common shareholders for the three months ended June 30, 2018:
__________________

(1)	Excludes Corporate & Other adjusted loss available to common shareholders of $219 million.

(2)	Consistent with GAAP guidance for segment reporting, adjusted earnings is our GAAP measure of segment performance. See “— Non-GAAP and Other Financial Disclosures.”

Three Months Ended June 30, 2018 Compared with the Three Months Ended June 30, 2017

Consolidated Results - Highlights
Net income (loss) available to MetLife, Inc.’s common shareholders down $20 million:

• Unfavorable change in net investment gains (losses) of $331 million ($261 million, net of income tax)

• Favorable change in net derivative gains (losses) of $141 million ($111 million, net of income tax)

• Adjusted earnings available to common shareholders up $205 million

(1) See “— Results of Operations — Consolidated Results” and “— Non-GAAP and Other Financial Disclosures” for reconciliations and definitions of non-GAAP financial measures.
Consolidated Results - Adjusted Earnings Highlights
Adjusted earnings available to common shareholders up $205 million:
•
The primary drivers of the increase in adjusted earnings were higher net investment income due to a larger asset base and higher investment yields, the favorable impact of U.S. Tax Reform, unfavorable prior period refinements made to deferred policy acquisition costs (“DAC”) and certain insurance-related liabilities and lower expenses, partially offset by higher interest credited expenses

•	Our results for the three months ended June 30, 2018 included the following:
	•	favorable impact from U.S. Tax Reform of $64 million
	•	expenses associated with the Company’s previously announced unit cost initiative of $62 million, net of income tax
•	Our results for the three months ended June 30, 2017 included the following:
	•	a charge of $36 million, net of income tax, for lease impairments
	•	tax benefit of $23 million from an audit settlement
	•	expenses associated with the Company’s previously announced unit cost initiative of $22 million, net of income tax
	•	a $40 million, net of income tax, unfavorable impact from variable annuity and life reinsurance recaptures
	•	a benefit of $12 million, net of income tax, related to a refinement to prior period reinsurance receivables in Australia
For a more in-depth discussion of our consolidated results, see “— Results of Operations — Consolidated Results,” “— Results of Operations — Consolidated Results — Adjusted Earnings” and “— Results of Operations — Segments Results and Corporate & Other.”

Six Months Ended June 30, 2018 Compared with the Six Months Ended June 30, 2017

Consolidated Results - Highlights
Net income (loss) available to MetLife, Inc.’s common shareholders up $360 million:

• Favorable change in net derivative gains (losses) of $702 million ($555 million, net of income tax)

• Favorable change in results from divested businesses of $409 million ($157 million, net of income tax)

• Unfavorable change in net investment gains (losses) of $752 million ($594 million, net of income tax)

• Adjusted earnings available to common shareholders up $307 million

(1) See “— Results of Operations — Consolidated Results” and “— Non-GAAP and Other Financial Disclosures” for reconciliations and definitions of non-GAAP financial measures.
Consolidated Results - Adjusted Earnings
Adjusted earnings available to common shareholders up $307 million:
•
The primary drivers of the increase in adjusted earnings were higher net investment income due to a larger asset base, the favorable impact of U.S. Tax Reform, favorable underwriting, net favorable refinements made to DAC and certain insurance-related liabilities and lower expenses, partially offset by higher interest credited expenses, lower investment yields and other unfavorable tax items

•	Our results for the six months ended June 30, 2018 included the following:
	•	favorable impact from U.S. Tax Reform of $165 million
	•	expenses associated with the Company’s previously announced unit cost initiative of $96 million, net of income tax
	•	favorable reserve adjustment of $62 million, net of income tax, relating to certain variable annuity guarantees assumed from a former joint venture in Japan
•	Our results for the six months ended June 30, 2017 included the following:
	•	a $21 million, net of income tax, charge for expenses incurred related to a guaranty fund assessment for Penn Treaty Network America Insurance Company (“Penn Treaty”)
	•	expenses associated with the Company’s previously announced unit cost initiative of $43 million, net of income tax
	•	a $40 million, net of income tax, unfavorable impact from variable annuity and life reinsurance recaptures
	•	favorable reserve adjustments of $34 million, net of income tax, resulting from modeling improvements in the reserving process in certain of our life businesses
	•	a charge of $36 million, net of income tax, for lease impairments
	•	tax benefit of $23 million from audit settlement
	•	a benefit of $12 million, net of income tax, related to a refinement to prior period reinsurance receivables in Australia
For a more in-depth discussion of our consolidated results, see “— Results of Operations — Consolidated Results,” “— Results of Operations — Consolidated Results — Adjusted Earnings” and “— Results of Operations — Segments Results and Corporate & Other.”

Other Key Information
Basis of Presentation
Discontinued Operations
As previously discussed, the results of Brighthouse are reflected in the Company’s consolidated financial statements as discontinued operations. Prior year periods’ results have been revised to reflect discontinued operations, which are reported in Corporate & Other. See “— Overview — Separation of Brighthouse” and Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information on discontinued operations and transactions with Brighthouse.
Revisions
See “— Overview — Group Annuity Reserves, Assumed Variable Annuity Guarantee Reserves and Other Revisions” and Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding prior year periods’ revisions related to the Company’s consolidated results.
Industry Trends
The following information on industry trends should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends” in Part II, Item 7, of the 2017 Annual Report.
The changing global financial and economic environment that affects our industry also continues to affect us.
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
We have market presence in numerous countries and, therefore, our business operations are exposed to risks posed by local and regional economic conditions. See “Risk Factors — Risks Related to Our Business — Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability” and “Risk Factors — Risks Related to Our Business — Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability” in the 2017 Annual Report.
We are closely monitoring political and economic conditions that might contribute to global market volatility and impact our business operations, investment portfolio and derivatives. For example, events following the U.K.’s referendum on June 23, 2016 and the uncertainties, including foreign currency exchange risks, associated with its pending withdrawal from the European Union (“EU”), have contributed to market volatility, both in the U.S. and beyond. These factors could contribute to weakening Gross Domestic Product growth, primarily in the U.K. and, to a lesser degree, in continental Europe. The magnitude and longevity of the potential negative economic impacts would depend on the detailed agreements reached by the U.K. and the EU as a result of the negotiations regarding future trade and other arrangements. See “— Investments — Current Environment — Selected Country Investments.” We are also monitoring the possible imposition of tariffs or other barriers to international trade, changes to international trade agreements, and their potential impacts on our business, results of operations and financial condition. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — Difficult Conditions in the Global Capital Markets and the Economy Generally May Materially Adversely Affect Our Business and Results of Operations” and “Risk Factors — Risks Related to Our Business — Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability” in the 2017 Annual Report.
The inflation levels in Argentina have been elevated for several years. In the first half of 2018, Argentina’s reported inflation rates began to increase more dramatically and the Argentinian central bank significantly increased interest rates in an effort to combat inflation. Based on Argentina’s reported inflation rates and trends, we will consider Argentina to be a highly inflationary economy for accounting purposes beginning in the third quarter of 2018, which could cause volatility in earnings.

Central banks around the world are using monetary policy to address regional economic conditions. For example, in the United States, citing a strengthening economy, the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) has begun its balance sheet tapering and the Federal Reserve Board’s Federal Open Market Committee has continued to increase the federal funds rate, most recently in June 2018. While the European Central Bank has continued to expand its balance sheet via quantitative easing, it is doing so at a slower place and is expected to end quantitative easing by the end of 2018. In Japan, however, the Japanese government and the Bank of Japan are maintaining stimulus measures in order to boost inflation expectations and achieve sustainable economic growth in Japan. Such measures include the imposition of a negative rate on commercial bank deposits, continued government bond purchases and tax reform, including the lowering of the Japanese corporate tax rate and the delay until 2019 of an increase in the consumption tax to 10%. Going forward, Japan’s structural and demographic challenges may continue to limit its potential growth unless reforms that boost productivity are put into place. Japan’s high public sector debt levels are mitigated by low refinancing risks. Further actions by central banks in the future may affect interest rates and risk markets in the U.S., Europe, Japan and other developed and emerging economies, and may ultimately result in market volatility. We cannot predict with certainty the effect of these actions or the impact on our business operations, investment portfolio or derivatives. See “— Investments — Current Environment.”
Impact of a Sustained Low Interest Rate Environment
During sustained periods of low interest rates, we may have to invest insurance cash flows and reinvest the cash flows we received as interest or return of principal on our investments in lower yielding instruments. Moreover, borrowers may prepay or redeem the fixed income securities, mortgage loans and mortgage-backed securities in our investment portfolio with greater frequency in order to borrow at lower market rates. Therefore, some of our products expose us to the risk that a reduction in interest rates will reduce the difference between the amounts that we are required to credit on contracts in our general account and the rate of return we are able to earn on investments intended to support obligations under these contracts. This difference between interest earned and interest credited, or margin, is a key metric for the management of, and reporting for, many of our businesses.
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
In formulating economic assumptions for its insurance contract assumptions, the Company uses projections that it makes regarding interest rates. Included in these assumptions is the projection that the 10-year Treasury rate will rise to 4.25% by 2027. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment — Low Interest Rate Scenario” included in the 2017 Annual Report for further information.

Competitive Pressures
The life insurance industry remains highly competitive. Product development is focused on differentiation leading to more intense competition with respect to product features and services. Several of the industry’s products can be quite homogeneous and subject to intense price competition. Cost reduction efforts are a priority for industry players, with benefits resulting in price adjustments to favor customers and reinvestment capacity. Larger companies have the ability to invest in brand equity, product development, technology optimization, risk management, and innovation, which are among the fundamentals for sustained profitable growth in the life insurance industry. Insurers are focused on their core businesses, specifically in markets where they can achieve scale. Financial strength and flexibility and technology modernization are prerequisites for sustainable growth in the life insurance industry. Larger market participants tend to have the capacity to invest in analytics, distribution, and information technology and have the capability to engage with the new digital entrants. There is a shift in distribution from proprietary to third party models in mature markets, due to the lower cost structure. Evolving customer expectations are having a significant impact on the competitive environment as insurers strive to offer the superior customer service demanded by an increasingly sophisticated industry client base. We believe that the continued volatility of the financial markets and its impact on the capital position of many competitors will continue to strain the competitive environment. Legislative and other changes affecting the regulatory environment can also affect the competitive environment within the life insurance industry and within the broader financial services industry. See “— Industry Trends — Regulatory Developments,” as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments” in MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and “Business — Regulation” in the 2017 Annual Report. We believe that the aforementioned factors have highlighted financial strength, technology efficiency, and organizational agility as the most significant differentiators and, as a result, we believe the Company is well positioned to compete in this environment.
Regulatory Developments
The following discussion on regulatory developments should be read in conjunction with “Business — Regulation” in the 2017 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments.”
In the United States, our life insurance companies are regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, MetLife, Inc. and its U.S. insurance subsidiaries are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of MetLife’s operations, products and services are subject to consumer protection laws, securities, broker-dealer and investment adviser regulations, environmental and unclaimed property laws and regulations, and to the Employee Retirement Income Security Act of 1974 (“ERISA”). See “— U.S. Regulation” below, as well as “Business — Regulation — U.S. Regulation,” “Risk Factors — Regulatory and Legal Risks — Our Insurance, Pensions and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” “Risk Factors — Risks Related to Our Business — Our Statutory Life Insurance Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity,” and “Risk Factors — Regulatory and Legal Risks — Changes in U.S. Federal, State Securities and State Insurance Laws and Regulations May Affect Our Operations and Our Profitability” included in the 2017 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments” and similarly named sections under the caption “Risk Factors.”
Our international insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are located or operate. In addition, our investment and pension companies outside of the U.S. are subject to oversight by the relevant securities, pension and other authorities of the jurisdictions in which the companies operate. Our non-U.S. insurance businesses are also subject to current and developing solvency regimes which impose various capital and other requirements. Additionally, we may be subject in the future to enhanced capital standards, supervision and additional requirements of other international and global regulatory initiatives. See “— International Regulation” below, as well as “Business — Regulation — International Regulation” and “Risk Factors — Regulatory and Legal Risks — Our Insurance, Pensions and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” included in the 2017 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments” and similarly named sections under the caption “Risk Factors.”

U.S. Regulation
Insurance Regulation
NAIC
The National Association of Insurance Commissioners (“NAIC”) has approved a new valuation manual containing a principle-based approach to the calculation of life insurance reserves. Principle-based reserving is designed to better address reserving for products, including the current generation of products for which the current formulaic basis for reserve determination does not work effectively. The principle-based approach became effective on January 1, 2017 in the states where it had been adopted, to be followed by a three-year phase-in period (at the option of insurance companies on a product-by-product basis) for new business since it was enacted into law by the required number of state legislatures. To date, principle-based reserving has been adopted by all of the states where our insurance subsidiaries are domiciled, except in New York where the legislature recently passed enabling legislation that will be delivered to the Governor for consideration before the end of 2018. This legislation establishes that the reserving standard in New York will be consistent with the reserve standards, valuation methods and related requirements of the NAIC Valuation Manual (the “Valuation Manual”), while also authorizing the New York Department of Financial Services (“NYDFS”) to deviate from the Valuation Manual, by regulation, if it determines that an alternative requirement would be in the best interest of the policyholders of New York. The NYDFS has publicly stated its intention to implement this approach, subject to establishing the necessary reserve safeguards. The legislation provides that principle-based reserving cannot become effective in New York earlier than January 1, 2019.
Surplus and Capital; Risk-Based Capital
Insurers are required to maintain their capital and surplus at or above minimum levels prescribed by the laws of their respective jurisdictions. Regulators have discretionary authority, in connection with the continued licensing of our U.S. insurance subsidiaries, to limit or prohibit an insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. Most of our U.S. insurance subsidiaries are subject to risk-based capital (“RBC”) requirements that were developed by the NAIC and adopted by their respective states of domicile. RBC is based on a formula calculated by applying factors to various asset, premium, claim, expense and statutory reserve items. The formula takes into account the risk characteristics of the insurer and is calculated on an annual basis. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not meet or exceed certain RBC levels. As of the date of the most recent annual statutory financial statements filed with insurance regulators, the total adjusted capital of each of our subsidiaries subject to these requirements was in excess of each of those RBC levels. See “Statutory Equity and Income” in Note 15 of the Notes to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital — Statutory Capital and Dividends” in the 2017 Annual Report. Following the reduction in the federal corporate income tax rate pursuant to U.S. Tax Reform, the NAIC is in the process of adopting revisions to certain factors used to calculate RBC, which is the denominator of the RBC ratio. Assuming these revisions to the NAIC’s RBC calculation, effective for 2018, receive all necessary approvals, they will result in increases in RBC charges and reductions in the RBC ratios of our insurance subsidiaries. However, we are not currently expecting the reductions to cause any of our insurance subsidiaries RBC to be below any of the Company or regulatory action levels, which would require us to hold additional capital in such subsidiary or subsidiaries. See “Risk Factors — Regulatory and Legal Risks — Our Insurance, Pensions and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” in the 2017 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q. In addition, the NAIC adopted for 2018 a RBC revision for collateral pledged to support Federal Home Loan Bank (“FHLB”) advances, which we expect to have a modest positive impact on our RBC ratios, and a RBC charge for operational risk, which we expect to have an immaterial impact on our RBC ratios. The NAIC is also studying RBC revisions for bonds, real estate, and longevity risk, but it is premature to project the impact of any potential regulatory changes resulting from such studies.

ERISA and Fiduciary Considerations
The Department of Labor (“DOL”) issued regulations, which became for the most part applicable on June 9, 2017, before the regulations were formally vacated by the U.S. Court of Appeals for the Fifth Circuit when it issued its mandate on June 21, 2018. While the regulations were applicable, they substantially expanded the definition of “investment advice” and required an advisor to meet an impartial or “best interests” standard. This broadened the circumstances under which MetLife or its representatives, in providing investment advice with respect to ERISA plans, plan participants or Individual Retirement Accounts (“IRAs”), could be deemed a fiduciary under ERISA or the Internal Revenue Code of 1986, as amended (“Code”). The final regulations also provided that, to a limited extent, contracts sold and advice provided prior to the applicable date did not have to be modified to comply with the investment advice regulations, which were applicable from June 9, 2017 until June 21, 2018.
The DOL also issued amendments to certain of its prohibited transaction exemptions, and issued a new exemption that applied more onerous disclosure and contract requirements to, and increased fiduciary requirements and fiduciary liability exposure in respect of, certain transactions involving ERISA plans, plan participants and IRAs. These amendments to existing exemptions and new exemptions were also vacated in connection with the decision issued by the U.S. Court of Appeals for the Fifth Circuit. The Court of Appeals held that the regulations were unreasonable, that the DOL lacked statutory authority to promulgate them, and that the DOL overreached its authority by doing so.
Further, on November 24, 2017, the NAIC issued an exposure draft of an expanded Suitability in Annuity Transactions Model Regulation, intended to result in the adoption of a “best interest” standard on a nationwide basis. The NAIC is considering comments on an updated draft of the model regulation in light of the decision by the U.S. Court of Appeals for the Fifth Circuit described above. In addition, on December 27, 2017, the NYDFS proposed initial revisions to Insurance Regulation 187, which not only incorporate the “best interest” standard, but also would expand the scope of the regulations to include sales of life insurance policies and annuities to consumers. On July 22, 2018, the NYDFS issued the final version of revised Insurance Regulation 187, which takes effect on August 1, 2019. Separately, on April 18, 2018, the U.S. Securities and Exchange Commission (“SEC”) proposed and opened for a 90-day public comment Regulation Best Interest, which would require broker-dealers to act in the best interest of “retail” customers including participants in ERISA-covered plans and IRAs when making a recommendation of any securities transaction or investment strategy involving securities. See “Risk Factors — Regulatory and Legal Risks — Our Insurance, Pensions and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” in the 2017 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q.
International Regulation
The incoming administration in Mexico has discussed reducing the 2019 federal budget through, among other measures, the elimination of benefits such as life insurance, major medical insurance and additional savings benefit insurance for public officials. We cannot determine specific proposals it will introduce. Before they are implemented, these proposals must still go through a legislative and regulatory approval process. MetLife is the largest provider of benefits to Mexican federal government personnel and public officials, and any proposals, if enacted, may have an effect on our business.
Other International and Global Regulatory Initiatives
The General Data Protection Regulation (“GDPR”), which is intended to establish uniform data privacy laws across the EU, became effective for all EU member states on May 25, 2018. GDPR is extraterritorial in that it applies to EU entities, as well as entities not established in the EU that offer goods or services to data subjects in the EU or monitor consumer behavior that takes place in the EU. Fines may be imposed for non-compliance with the requirements of the GDPR.

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
2017 Separation of Brighthouse
See Notes 3 and 9 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the Separation.

Results of Operations
Consolidated Results
Business Overview. Overall sales for the three months ended June 30, 2018 increased compared to the prior period reflecting increases in the majority of our segments. An overall increase in sales from our U.S. segment was driven by improved sales in our RIS business, partially offset by a decline in sales from our Group Benefits business. The improvement in RIS was the result of higher sales from the majority of our products, most notably a large pension risk transfer transaction in the current period, partially offset by a decrease in funding agreement issuances. In Asia, sales improved due to growth in foreign currency-denominated annuities and life products, as well as accident and health products in Japan, and higher sales from emerging markets, mainly in China. Total sales for Latin America increased as a result of higher sales of accident & health and life products in Chile, partially offset by lower sales of retirement, group accident & health and life products in Mexico. The closing of the wealth management product to new business in the U.K. in the third quarter of 2017 resulted in lower sales for EMEA; however, this was partially offset by higher accident & health, life and credit business sales. Revenues in our MetLife Holdings segment decreased as a result of the discontinuance of the marketing of life and annuity products in early 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Revenues
Premiums	$15,153	$9,580	$24,331	$18,545
Universal life and investment-type product policy fees	1,370	1,364	2,762	2,724
Net investment income	4,473	4,193	8,218	8,614
Other revenues	475	292	949	634
Net investment gains (losses)	(227)	104	(560)	192
Net derivative gains (losses)	(59)	(200)	290	(412)
Total revenues	21,185	15,333	35,990	30,297
Expenses
Policyholder benefits and claims and policyholder dividends	15,175	9,740	24,190	18,913
Interest credited to policyholder account balances	1,424	1,292	2,193	2,743
Capitalization of DAC	(834)	(744)	(1,630)	(1,457)
Amortization of DAC and VOBA	707	656	1,400	1,319
Amortization of negative VOBA	(16)	(38)	(38)	(81)
Interest expense on debt	309	284	595	567
Other expenses	3,319	3,125	6,523	6,203
Total expenses	20,084	14,315	33,233	28,207
Income (loss) from continuing operations before provision for income tax	1,101	1,018	2,757	2,090
Provision for income tax expense (benefit)	207	162	606	282
Income (loss) from continuing operations, net of income tax	894	856	2,151	1,808
Income (loss) from discontinued operations, net of income tax	—	58	—	(18)
Net income (loss)	894	914	2,151	1,790
Less: Net income (loss) attributable to noncontrolling interests	3	3	7	6
Net income (loss) attributable to MetLife, Inc.	891	911	2,144	1,784
Less: Preferred stock dividends	46	46	52	52
Net income (loss) available to MetLife, Inc.’s common shareholders	$845	$865	$2,092	$1,732

Three Months Ended June 30, 2018 Compared with the Three Months Ended June 30, 2017
During the three months ended June 30, 2018, net income (loss) decreased $20 million from the prior period, primarily driven by unfavorable changes in net investment gains (losses) and income (loss) from discontinued operations, partially offset by favorable changes in adjusted earnings and net derivative gains (losses).
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

Net Derivative Gains (Losses). The variable annuity embedded derivatives and associated freestanding derivative hedges are collectively referred to as “VA program derivatives.” All other derivatives that are economic hedges of certain invested assets and insurance liabilities are referred to as “non-VA program derivatives.” The table below presents the impact on net derivative gains (losses) from non-VA program derivatives and VA program derivatives:

	Three Months Ended June 30,
	2018	2017
	(In millions)
Non-VA program derivatives
Interest rate	$(2)	$186
Foreign currency exchange rate	2	(273)
Credit	(4)	56
Equity	(18)	(10)
Non-VA embedded derivatives	(2)	(57)
Total non-VA program derivatives	(24)	(98)
VA program derivatives
Market risks in embedded derivatives	256	271
Nonperformance risk adjustment on embedded derivatives	(25)	(89)
Other risks in embedded derivatives	(78)	(34)
Total embedded derivatives	153	148
Freestanding derivatives hedging embedded derivatives	(188)	(250)
Total VA program derivatives	(35)	(102)
Net derivative gains (losses)	$(59)	$(200)
The favorable change in net derivative gains (losses) on non-VA program derivatives was $74 million ($58 million, net of income tax). This was primarily due to the U.S. dollar, relative to other key currencies, strengthening in the current period versus weakening in the prior period, favorably impacting foreign currency swaps that primarily hedge foreign currency-denominated bonds. This increase was partially offset by long-term interest rates increasing in the current period versus decreasing in the prior period, unfavorably impacting received fixed interest rate swaps. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The favorable change in net derivative gains (losses) on VA program derivatives was $67 million ($53 million, net of income tax). This was due to a favorable change of $64 million ($51 million, net of income tax) in the nonperformance risk adjustment on embedded derivatives and a favorable change of $47 million ($37 million, net of income tax) in market risks in embedded derivatives, net of the impact of freestanding derivatives hedging those risks, partially offset by an unfavorable change of $44 million ($35 million, net of income tax) in other risks in embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The foregoing $47 million ($37 million, net of income tax) favorable change reflects a $62 million ($49 million, net of income tax) favorable change in freestanding derivatives hedging market risks in embedded derivatives partially offset by a $15 million ($12 million, net of income tax) unfavorable change in market risks in embedded derivatives.

The primary changes in market factors are summarized as follows:

•
Key equity index levels increased less in the current period than in the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the Topix Index increased 1% in the current period and increased 7% in the prior period.

•
Long-term U.S. interest rates increased in the current period and decreased in the prior period, contributing to an unfavorable change in freestanding derivatives and a favorable change in our embedded derivatives. For example, the 30-year U.S. swap rate increased 11 basis points in the current period and decreased 11 basis points in the prior period.

•
Changes in foreign currency exchange rates contributed to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives related to the assumed variable annuity guarantees from our former operating joint venture in Japan. For example, the Japanese yen strengthened against the euro by 1% in the current period and weakened by 8% in the prior period.

The aforementioned $64 million ($51 million, net of income tax) favorable change in the nonperformance risk adjustment on embedded derivatives resulted from a favorable change of $59 million, before income tax, related to changes in our own credit spread, in addition to a favorable change of $5 million, before income tax, as a result of model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees.
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
Net Investment Gains (Losses). The unfavorable change in net investment gains (losses) of $331 million ($261 million, net of income tax) primarily reflects lower gains on sales of real estate joint ventures, mark-to-market and disposition losses on FVO Brighthouse Common Stock, which is measured at fair value through net income, and higher losses on sales of fixed maturity securities in the current period.
Divested Businesses. Income (loss) before provision for income tax related to the divested businesses, excluding net investment gains (losses) and net derivative gains (losses), increased $93 million (decreased $50 million, net of income tax) to a loss of $83 million ($66 million, net of income tax) in the current period from a loss of $176 million ($16 million, net of income tax) in the prior period. Included in this increase was an increase in total revenues of $228 million, before income tax, and an increase in total expenses of $135 million, before income tax. Divested businesses primarily include activity related to the Separation.
Discontinued Operations. Income (loss) from discontinued operations, net of income tax, decreased $58 million for the three months ended June 30, 2018 from income of $58 million, net of income tax, for the comparable prior period. Income (loss) from discontinued operations reflects the results of our former Brighthouse Financial segment. For further information, see Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.
Taxes. Income tax expense for the three months ended June 30, 2018 was $207 million, or 19% of income (loss) from continuing operations before provision for income tax, compared with $162 million, or 16% of income (loss) from continuing operations before provision for income tax, for the three months ended June 30, 2017. The Company’s effective tax rates differ from the U.S. statutory rate of 21% typically due to non-taxable investment income, tax credits for investments in low income housing, and foreign earnings taxed at different rates than the U.S. statutory rate. Our current period results include tax benefits of $36 million related to a non-cash transfer of assets from a wholly-owned U.K. investment subsidiary to its U.S. parent and $7 million related to the settlement of an audit, largely offset by a tax charge of $33 million related to the non-deductible loss incurred on the mark-to-market and disposition of FVO Brighthouse Common Stock. Our prior period results include a tax benefit of $23 million related to the settlement of an audit. The changes from U.S. Tax Reform resulted in an increase in earnings of $26 million for the second quarter of 2018 compared to the prior period.

Adjusted Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use adjusted earnings, which does not equate to income (loss) from continuing operations, net of income tax, as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of adjusted earnings and adjusted earnings available to common shareholders, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings and other financial measures based on adjusted earnings allow analysis of our performance relative to our business plan and facilitate comparisons to industry results. Adjusted earnings and adjusted earnings available to common shareholders should not be viewed as substitutes for net income (loss) and net income (loss) available to MetLife, Inc.’s common shareholders, respectively. Adjusted earnings available to common shareholders increased $205 million, net of income tax, to $1.3 billion, net of income tax, for the three months ended June 30, 2018 from $1.1 billion, net of income tax, for the three months ended June 30, 2017.

Six Months Ended June 30, 2018 Compared with the Six Months Ended June 30, 2017
During the six months ended June 30, 2018, net income (loss) increased $361 million from the prior period, primarily driven by favorable changes in net derivative gains (losses) and adjusted earnings, partially offset by an unfavorable change in net investment gains (losses).
Net Derivative Gains (Losses). The table below presents the impact on net derivative gains (losses) from non-VA program derivatives and VA program derivatives:

	Six Months Ended June 30,
	2018	2017
	(In millions)
Non-VA program derivatives
Interest rate	$(99)	$18
Foreign currency exchange rate	289	(148)
Credit	(33)	100
Equity	(1)	(11)
Non-VA embedded derivatives	24	(97)
Total non-VA program derivatives	180	(138)
VA program derivatives
Market risks in embedded derivatives	252	558
Nonperformance risk adjustment on embedded derivatives	(5)	(141)
Other risks in embedded derivatives	(83)	(72)
Total embedded derivatives	164	345
Freestanding derivatives hedging embedded derivatives	(54)	(619)
Total VA program derivatives	110	(274)
Net derivative gains (losses)	$290	$(412)
The favorable change in net derivative gains (losses) on non-VA program derivatives was $318 million ($251 million, net of income tax). This was primarily due to the U.S. dollar, relative to other key currencies, strengthening in the current period versus weakening in the prior period, favorably impacting foreign currency swaps that primarily hedge foreign currency-denominated bonds. Additionally, there were realized currency losses in the prior period on sales of foreign-denominated securities in non-qualified hedges. Due to asymmetrical accounting, currency gains or losses on the derivatives are recognized each period in net derivative gains (losses), whereas currency gains or losses since inception on the foreign-denominated securities are recognized in net derivative gains (losses) only at maturity or termination. There was also a change in the value of the underlying assets favorably impacting non-VA embedded derivatives related to funds withheld on a certain reinsurance agreement. These increases were partially offset by credit spreads mostly widening in the current period and narrowing in the prior period, unfavorably impacting written credit default swaps used in replications, and long-term interest rates increasing in the current period versus decreasing in the prior period, unfavorably impacting receive fixed interest rate swaps and total rate of return swaps. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The favorable change in net derivative gains (losses) on VA program derivatives was $384 million ($303 million, net of income tax). This was due to a favorable change of $259 million ($205 million, net of income tax) in market risks in embedded derivatives, net of the impact of freestanding derivatives hedging those risks, and a favorable change of $136 million ($107 million, net of income tax) in the nonperformance risk adjustment on embedded derivatives, partially offset by an unfavorable change of $11 million, ($9 million, net of income tax) in other risks in embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.

The foregoing $259 million ($205 million, net of income tax) favorable change reflects a $565 million ($446 million, net of income tax) favorable change in freestanding derivatives hedging market risks in embedded derivatives partially offset by a $306 million ($242 million, net of income tax) unfavorable change in market risks in embedded derivatives.
The primary changes in market factors are summarized as follows:

•
Key equity index levels increased less in the current period versus the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the S&P 500 Index increased 2% in the current period and increased 8% in the prior period.

•
Mid- and long-term U.S. interest rates increased in the current period and decreased in the prior period, contributing to a favorable change in our embedded derivatives and an unfavorable change in our freestanding derivatives. For example, the 10-year U.S. swap rate increased 54 basis points in the current period and decreased 6 basis points in the prior period.

•
Changes in foreign currency exchange rates contributed to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives related to the assumed variable annuity guarantees from our former operating joint venture in Japan. For example, the Japanese yen strengthened against the euro by 4% in the current period and weakened by 4% in the prior period.

The aforementioned $136 million ($107 million, net of income tax) favorable change in the nonperformance risk adjustment on embedded derivatives resulted from a favorable change of $107 million, before income tax, related to changes in our own credit spread, in addition to a favorable change of $29 million, before income tax, as a result of model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees.
Net Investment Gains (Losses). The unfavorable change in net investment gains (losses) of $752 million ($594 million, net of income tax) primarily reflects mark-to-market and disposition losses on FVO Brighthouse Common Stock and mark-to-market losses on equity securities, both of which are measured at fair value through net income, as well as higher losses on sales of fixed maturity securities in the current period and lower gains on sales of real estate joint ventures.
Divested Businesses. Income (loss) before provision for income tax related to the divested businesses, excluding net investment gains (losses) and net derivative gains (losses), increased $409 million ($157 million, net of income tax) to a loss of $85 million ($67 million, net of income tax) in the current period from a loss of $494 million ($224 million, net of income tax) in the prior period. Included in this increase was an increase in total revenues of $515 million, before income tax, and an increase in total expenses of $106 million, before income tax. Divested businesses primarily include activity related to the Separation.
Discontinued Operations. Income (loss) from discontinued operations, net of income tax, increased $18 million for the six months ended June 30, 2018 from a loss of $18 million, net of income tax, for the comparable prior period. Income (loss) from discontinued operations reflects the results of our former Brighthouse Financial segment. For further information, see Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.
Taxes. Income tax expense for the six months ended June 30, 2018 was $606 million, or 22% of income (loss) from continuing operations before provision for income tax, compared with $282 million, or 13% of income (loss) from continuing operations before provision for income tax, for the six months ended June 30, 2017. The Company’s effective tax rates differ from the U.S. statutory rate of 21% typically due to non-taxable investment income, tax credits for investments in low income housing, and foreign earnings taxed at different rates than the U.S. statutory rate. Our current period results include tax charges of $69 million related to the non-deductible loss incurred on the mark-to-market and disposition of FVO Brighthouse Common Stock, $17 million related to a tax adjustment in Chile and $5 million in Colombia to establish a deferred tax liability due to a change in tax status, partially offset by tax benefits of $36 million related to a non-cash transfer of assets from a wholly-owned U.K. investment subsidiary to its U.S. parent and $7 million related to the settlement of an audit. Our prior period results include tax benefits of $32 million related to the settlement of audits. The changes from U.S. Tax Reform resulted in a decrease in earnings of $28 million for the first six months of 2018 compared to the prior period.
Adjusted Earnings. Adjusted earnings available to common shareholders increased $307 million, net of income tax, to $2.7 billion, net of income tax, for the six months ended June 30, 2018 from $2.4 billion, net of income tax, for the six months ended June 30, 2017.

Reconciliation of income (loss) from continuing operations, net of income tax, to adjusted earnings available to common shareholders
Three Months Ended June 30, 2018

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Net income (loss)	$783	$235	$54	$72	$205	$(455)	$894
Less: Income (loss) from discontinued operations, net of income tax	—	—	—	—	—	—	—
Income (loss) from continuing operations, net of income tax	$783	$235	$54	$72	$205	$(455)	$894
Less: Net investment gains (losses)	67	5	1	4	(66)	(238)	(227)
Less: Net derivative gains (losses)	151	(177)	(116)	(2)	17	68	(59)
Less: Other adjustments to continuing operations (1)	(75)	(5)	(12)	(12)	(45)	(84)	(233)
Less: Provision for income tax (expense) benefit	(31)	49	36	(4)	19	(28)	41
Adjusted earnings	$671	$363	$145	$86	$280	(173)	1,372
Less: Preferred stock dividends						46	46
Adjusted earnings available to common shareholders						$(219)	$1,326
Three Months Ended June 30, 2017

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Net income (loss)	$542	$204	$97	$67	$78	$(74)	$914
Less: Income (loss) from discontinued operations, net of income tax	—	—	—	—	—	58	58
Income (loss) from continuing operations, net of income tax	$542	$204	$97	$67	$78	$(132)	$856
Less: Net investment gains (losses)	—	(19)	2	2	3	116	104
Less: Net derivative gains (losses)	128	(128)	(9)	5	(219)	23	(200)
Less: Other adjustments to continuing operations (1)	(52)	(12)	(61)	(12)	(29)	(175)	(341)
Less: Provision for income tax (expense) benefit	(27)	53	11	—	86	3	126
Adjusted earnings	$493	$310	$154	$72	$237	(99)	1,167
Less: Preferred stock dividends						46	46
Adjusted earnings available to common shareholders						$(145)	$1,121
__________________

(1)
See definitions and components of adjusted revenues and adjusted expenses under “— Non-GAAP and Other Financial Disclosures.” Further, see Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for additional details on these adjustments by financial statement line item.

Six Months Ended June 30, 2018

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Net income (loss)	$1,272	$799	$240	$159	$549	$(868)	$2,151
Less: Income (loss) from discontinued operations, net of income tax	—	—	—	—	—	—	—
Income (loss) from continuing operations, net of income tax	$1,272	$799	$240	$159	$549	$(868)	$2,151
Less: Net investment gains (losses)	(43)	83	4	(2)	(172)	(430)	(560)
Less: Net derivative gains (losses)	97	82	33	(1)	51	28	290
Less: Other adjustments to continuing operations (1)	(120)	(13)	(76)	(8)	(76)	(86)	(379)
Less: Provision for income tax (expense) benefit	14	(43)	(6)	3	41	(10)	(1)
Adjusted earnings	$1,324	$690	$285	$167	$705	(370)	2,801
Less: Preferred stock dividends						52	52
Adjusted earnings available to common shareholders						$(422)	$2,749
Six Months Ended June 30, 2017

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Net income (loss)	$887	$684	$328	$148	$423	$(680)	$1,790
Less: Income (loss) from discontinued operations, net of income tax	—	—	—	—	—	(18)	(18)
Income (loss) from continuing operations, net of income tax	$887	$684	$328	$148	$423	$(662)	$1,808
Less: Net investment gains (losses)	(18)	98	14	4	24	70	192
Less: Net derivative gains (losses)	(20)	49	127	18	(223)	(363)	(412)
Less: Other adjustments to continuing operations (1)	(118)	(16)	(90)	(7)	(112)	(489)	(832)
Less: Provision for income tax (expense) benefit	53	(52)	(20)	(14)	110	289	366
Adjusted earnings	$990	$605	$297	$147	$624	(169)	2,494
Less: Preferred stock dividends						52	52
Adjusted earnings available to common shareholders						$(221)	$2,442
__________________

(1)
See definitions and components of adjusted revenues and adjusted expenses under “— Non-GAAP and Other Financial Disclosures.” Further, see Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for additional details on these adjustments by financial statement line item.

Reconciliation of revenues to adjusted revenues and expenses to adjusted expenses
Three Months Ended June 30, 2018

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Total revenues	$13,630	$2,742	$1,168	$1,023	$2,589	$33	$21,185
Less: Net investment gains (losses)	67	5	1	4	(66)	(238)	(227)
Less: Net derivative gains (losses)	151	(177)	(116)	(2)	17	68	(59)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	(3)	—	(1)	(1)	—	(5)
Less: Other adjustments to revenues (1)	(74)	12	(16)	276	(16)	78	260
Total adjusted revenues	$13,486	$2,905	$1,299	$746	$2,655	$125	$21,216
Total expenses	$12,642	$2,395	$1,095	$921	$2,337	$694	$20,084
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	(1)	—	(1)	(8)	—	(10)
Less: Other adjustments to expenses (1)	1	15	(4)	288	36	162	498
Total adjusted expenses	$12,641	$2,381	$1,099	$634	$2,309	$532	$19,596

Three Months Ended June 30, 2017

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Total revenues	$7,979	$2,744	$1,210	$811	$2,566	$23	$15,333
Less: Net investment gains (losses)	—	(19)	2	2	3	116	104
Less: Net derivative gains (losses)	128	(128)	(9)	5	(219)	23	(200)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	10	—	(1)	—	—	9
Less: Other adjustments to revenues (1)	(51)	107	—	102	(23)	(226)	(91)
Total adjusted revenues	$7,902	$2,774	$1,217	$703	$2,805	$110	$15,511
Total expenses	$7,163	$2,436	$1,090	$730	$2,469	$427	$14,315
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	10	—	(1)	(38)	1	(28)
Less: Other adjustments to expenses (1)	1	119	61	114	44	(52)	287
Total adjusted expenses	$7,162	$2,307	$1,029	$617	$2,463	$478	$14,056
__________________

(1)
See definitions and components of adjusted revenues and adjusted expenses under “— Non-GAAP and Other Financial Disclosures.” Further, see Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for additional details on these adjustments by financial statement line item.

Six Months Ended June 30, 2018

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Total revenues	$20,753	$5,945	$2,585	$1,485	$5,184	$38	$35,990
Less: Net investment gains (losses)	(43)	83	4	(2)	(172)	(430)	(560)
Less: Net derivative gains (losses)	97	82	33	(1)	51	28	290
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	(7)	—	(2)	(1)	—	(10)
Less: Other adjustments to revenues (1)	(128)	(70)	(16)	(10)	(32)	162	(94)
Total adjusted revenues	$20,827	$5,857	$2,564	$1,500	$5,338	$278	$36,364
Total expenses	$19,150	$4,797	$2,209	$1,282	$4,506	$1,289	$33,233
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	(8)	—	(2)	(14)	—	(24)
Less: Other adjustments to expenses (1)	(8)	(56)	60	(2)	57	248	299
Total adjusted expenses	$19,158	$4,861	$2,149	$1,286	$4,463	$1,041	$32,958
Six Months Ended June 30, 2017

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Total revenues	$15,013	$5,847	$2,608	$1,870	$5,508	$(549)	$30,297
Less: Net investment gains (losses)	(18)	98	14	4	24	70	192
Less: Net derivative gains (losses)	(20)	49	127	18	(223)	(363)	(412)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	11	—	(1)	—	—	10
Less: Other adjustments to revenues (1)	(117)	129	31	458	(56)	(503)	(58)
Total adjusted revenues	$15,168	$5,560	$2,436	$1,391	$5,763	$247	$30,565
Total expenses	$13,683	$4,808	$2,188	$1,682	$4,904	$942	$28,207
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	11	—	(1)	(40)	—	(30)
Less: Other adjustments to expenses (1)	1	145	121	465	96	(14)	814
Total adjusted expenses	$13,682	$4,652	$2,067	$1,218	$4,848	$956	$27,423
__________________

(1)
See definitions and components of adjusted revenues and adjusted expenses under “— Non-GAAP and Other Financial Disclosures.” Further, see Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for additional details on these adjustments by financial statement line item.

Consolidated Results —Adjusted Earnings
Three Months Ended June 30, 2018 Compared with the Three Months Ended June 30, 2017
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the increase in adjusted earnings were higher net investment income due to a larger asset base and higher investment yields, the favorable impact of U.S. Tax Reform, unfavorable prior period refinements made to DAC and certain insurance-related liabilities and lower expenses, partially offset by higher interest credited expenses.
Foreign Currency. Changes in foreign currency exchange rates had a slightly positive impact on adjusted earnings for the second quarter of 2018 compared to the prior period. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
U.S. Tax Reform. The changes from U.S. Tax Reform resulted in an increase in adjusted earnings of $64 million for the second quarter of 2018 compared to the prior period.
Business Growth. We benefited from positive net flows from many of our businesses, which increased our invested asset base. Growth in the investment portfolios of our U.S., Asia, and Latin America segments resulted in higher net investment income. However, this was partially offset by a corresponding increase in interest credited expense on certain insurance-related liabilities. In our U.S. segment, an increase in average premium per policy in our auto business, partially offset by a decrease in exposures, improved adjusted earnings. Higher asset-based fees from our Asia and EMEA segments was partially offset by lower fees in our MetLife Holdings segment. Business growth also drove an increase in commissions and other variable expenses, which were partially offset by higher DAC capitalization. The items discussed above resulted in a $43 million increase in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Excluding the impact of changes in foreign currency exchange rates on reported net investment income in our non-U.S. segments and changes in inflation rates on our inflation-indexed investments, investment yields increased. Investment yields were positively affected by higher yields on fixed maturity securities, returns on real estate investments and derivative income. These increases were partially offset by lower returns on private equities, driven by a decrease in certain partnership distributions, and lower returns on hedge funds. The increase in investment yields was mostly offset by the impact of higher average interest credited rates, which drove an increase in interest credited expenses, primarily in our U.S. segment. The changes in market factors discussed above resulted in a slight increase in adjusted earnings.
Underwriting and Other Insurance Adjustments. Favorable underwriting resulted in a $29 million increase in adjusted earnings, primarily as a result of favorable claims experience in our U.S. segment and lower catastrophe losses, partially offset by unfavorable claims experience in our EMEA segment. Favorable mortality in our U.S. and Latin America segments was partially offset by unfavorable mortality in our MetLife Holdings segment. Refinements to DAC and certain insurance-related liabilities, which were recorded in both periods across the majority of our segments, resulted in a $19 million increase in adjusted earnings. This includes the unfavorable prior period recapture and novation of, as well as adjustments to, assumed and ceded agreements covering certain variable annuity business, as well as a net unfavorable prior period impact from a life reinsurance recapture in our MetLife Holdings segment.
Expenses and Taxes. A $20 million decrease in expenses was primarily due to lower Separation-related and employee-related expenses, as well as a decrease in costs associated with enterprise-wide initiatives, despite a current period increase in expenses associated with our unit cost initiative. Our effective tax rates differ from the U.S. statutory rate of 21% typically due to nontaxable investment income, tax credits for investments in low income housing, and foreign earnings taxed at different rates than the U.S. statutory rate. Lower utilization of tax preferenced items decreased current period adjusted earnings by $7 million from the prior period. Our current period results include tax benefits of $36 million related to a non-cash transfer of assets from a wholly-owned U.K. investment subsidiary to its U.S. parent and $7 million related to the settlement of an audit. Our prior period results include a tax benefit of $23 million related to the settlement of an audit.

Six Months Ended June 30, 2018 Compared with the Six Months Ended June 30, 2017
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the increase in adjusted earnings were higher net investment income due to a larger asset base, the favorable impact of U.S. Tax Reform, favorable underwriting, net favorable refinements made to DAC and certain insurance-related liabilities and lower expenses, partially offset by higher interest credited expenses, lower investment yields and other unfavorable tax items.
Foreign Currency. Changes in foreign currency exchange rates had a $38 million positive impact on adjusted earnings for the first six months of 2018 compared to the prior period. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
U.S. Tax Reform. The changes from U.S. Tax Reform resulted in an increase in adjusted earnings of $165 million for the first six months of 2018 compared to the prior period.
Business Growth. We benefited from positive net flows from many of our businesses, which increased our invested asset base. Growth in the investment portfolios of our U.S., Asia, and Latin America segments resulted in higher net investment income. However, this was partially offset by a corresponding increase in interest credited expense on certain insurance-related liabilities. In our U.S. segment, an increase in average premium per policy in our auto business, partially offset by a decrease in exposures, improved adjusted earnings. Business growth also drove an increase in commissions and other variable expenses, which were partially offset by higher DAC capitalization. The items discussed above resulted in a $47 million increase in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Excluding the impact of changes in foreign currency exchange rates on reported net investment income in our non-U.S. segments and changes in inflation rates on our inflation-indexed investments, investment yields decreased. Investment yields were negatively affected by lower returns on private equities, driven by a decrease in certain partnership distributions, lower returns on alternative investments and hedge funds and lower yields on fixed maturity securities and fair value option securities (“FVO Securities”). These decreases were partially offset by higher yields on mortgage loans and higher returns on real estate investments. Higher average interest credited rates drove an increase in interest credited expenses, primarily in our U.S. segment. In our MetLife Holdings segment, higher equity market performance in the current period drove an increase in average separate account balances, resulting in higher asset-based fee income. The changes in market factors discussed above resulted in a $91 million decrease in adjusted earnings.
Underwriting and Other Insurance Adjustments. Favorable underwriting resulted in a $93 million increase in adjusted earnings primarily as a result of lower catastrophe losses and favorable claims experience in our U.S. segment, partially offset by unfavorable claims experience in our Asia and EMEA segments. In addition, favorable mortality in our Latin America and U.S. segments was partially offset by unfavorable mortality in our MetLife Holdings segment. Refinements to DAC and certain insurance-related liabilities, which were recorded in both periods across the majority of our segments, resulted in a $35 million increase in adjusted earnings. This includes a current period favorable reserve adjustment of $62 million in our MetLife Holdings segment relating to certain variable annuity guarantees assumed from a former joint venture in Japan. This also includes the following unfavorable prior period refinements: (i) the recapture and novation of, as well as adjustments to, assumed and ceded agreements covering certain variable annuity business and (ii) the net impact from a life reinsurance recapture, both in our MetLife Holdings segment. These favorable impacts were partially offset by the following favorable prior period refinements: (i) a DAC adjustment related to certain assumed participating whole life business and (ii) a reserve adjustment resulting from modeling improvements in our life business reserving process, both in our MetLife Holdings segment.

Expenses and Taxes. A $54 million decrease in expenses resulted from expenses incurred in the prior period related to the guaranty fund assessment for Penn Treaty, as well as declines in Separation-related costs and costs associated with enterprise-wide initiatives, despite a current period increase in expenses associated with our unit cost initiative. These declines were partially offset by higher litigation expenses. Our effective tax rates differ from the U.S. statutory rate of 21% typically due to nontaxable investment income, tax credits for investments in low income housing, and foreign earnings taxed at different rates than the U.S. statutory rate. Lower utilization of tax preferenced items decreased current period adjusted earnings by $48 million from the prior period. Our current period results include tax benefits of $36 million related to a non-cash transfer of assets from a wholly-owned U.K. investment subsidiary to its U.S. parent and $7 million related to the settlement of an audit, partially offset by tax charges of $17 million related to a tax adjustment in Chile and a $5 million tax charge in Colombia to establish a deferred tax liability due to a change in tax status. Our prior period results include a tax benefit of $32 million related to the settlement of audits.

Segment Results and Corporate & Other
U.S.
Business Overview. Sales increased from the prior period, primarily driven by our RIS business, with higher sales of pension risk transfers (driven by a large transaction in the current period), stable value, specialized benefit, income annuity and structured settlement products. These increases in sales were partially offset by a decrease in funding agreement issuances. Changes in premiums for the RIS business were almost entirely offset by the related changes in policyholder benefits and claims. Sales declined in the Group Benefits business compared to the prior period, as lower sales in our core insurance products were mostly offset by continued growth in our voluntary products. The increase in premiums, fees and other revenues from the impact of prior year sales was partially offset by the loss of a large dental contract in the second quarter of 2017. In our Property & Casualty business, sales increased over the prior period. The number of exposures decreased from the prior period, reflecting management actions to improve the quality of the business.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Adjusted revenues
Premiums	$11,302	$5,877	$16,519	$11,062
Universal life and investment-type product policy fees	262	251	520	516
Net investment income	1,719	1,575	3,381	3,187
Other revenues	203	199	407	403
Total adjusted revenues	13,486	7,902	20,827	15,168
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	11,233	5,887	16,371	11,131
Interest credited to policyholder account balances	439	359	846	710
Capitalization of DAC	(114)	(116)	(220)	(216)
Amortization of DAC and VOBA	114	114	229	228
Interest expense on debt	4	4	6	6
Other expenses	965	914	1,926	1,823
Total adjusted expenses	12,641	7,162	19,158	13,682
Provision for income tax expense (benefit)	174	247	345	496
Adjusted earnings	$671	$493	$1,324	$990
Three Months Ended June 30, 2018 Compared with the Three Months Ended June 30, 2017
Unless otherwise stated, all amounts discussed below are net of income tax.
U.S. Tax Reform. The changes from U.S. Tax Reform resulted in an increase in adjusted earnings of $101 million for the second quarter of 2018 compared to the prior period.
Business Growth. The impact of increased premiums, primarily due to pension risk transfer sales, deposits and net flows from funding agreements, resulted in higher average invested assets, improving net investment income. However, consistent with the growth in average invested assets from increased premiums and net flows, interest credited on long-duration contracts increased. An increase in average premium per policy in our auto business, partially offset by the decrease in exposures, improved adjusted earnings. Higher volume-related, direct and premium tax expenses were partially offset by lower pension and post-retirement expenses. This net increase in expenses, coupled with the increase due to the 2018 reinstatement of the annual health insurer fee under the Patient Protection and Affordable Care Act (“PPACA”), was more than offset by a corresponding increase in premiums, fees and other revenues. The combined impact of the items discussed above increased adjusted earnings by $46 million.

Market Factors. Market factors, including interest rate levels, variability in equity market returns and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields increased, primarily due to higher returns on fixed maturity securities and mortgage loans, coupled with an increase on real estate investments. These increases in investment yields were partially offset by lower returns on private equities, driven by a decrease in certain partnership distributions. The increase in investment yields was more than offset by the impact of higher average interest credited rates, which drove an increase in interest credited expenses; however, this was partially offset by a decrease in the crediting rate on certain long-duration insurance contracts. The changes in market factors discussed above resulted in a $14 million decrease in adjusted earnings.
Underwriting and Other Insurance Adjustments. In our Property & Casualty business, catastrophe-related losses decreased $15 million in the current period. Non-catastrophe claim costs decreased $8 million as a result of lower homeowner frequencies, partially offset by higher auto frequencies and auto and homeowner severities. Commercial related losses have increased $6 million. Favorable claims experience, primarily in our group disability business, driven by lower incidence and severity, coupled with improved results in our accident & health business, driven by growth and claims experience, were partially offset by less favorable claims experience in our dental, individual disability and vision businesses, which resulted in a $26 million increase in adjusted earnings. Slightly favorable mortality results in the current period, mainly due to favorable claims experience in our universal life business, were mostly offset by less favorable mortality in our term life and accidental death & dismemberment businesses, which resulted in a $2 million increase in adjusted earnings. Favorable mortality in our structured settlement and pension risk transfer businesses increased adjusted earnings by $24 million. Refinements to certain insurance and other liabilities, which were recorded in both periods, resulted in a $13 million decrease in adjusted earnings.
Six Months Ended June 30, 2018 Compared with the Six Months Ended June 30, 2017
Unless otherwise stated, all amounts discussed below are net of income tax.
U.S. Tax Reform. The changes from U.S. Tax Reform resulted in an increase in adjusted earnings of $202 million for the first six months of 2018 compared to the prior period.
Business Growth. The impact of increased premiums, primarily due to pension risk transfer sales, deposits and net flows from funding agreements resulted in higher average invested assets, improving net investment income. However, consistent with the growth in average invested assets from increased premiums and net flows, interest credited on long-duration contracts increased. An increase in average premium per policy in our auto business, partially offset by the decrease in exposures, improved adjusted earnings. Higher volume-related, direct and premium tax expenses were partially offset by lower pension and post retirement expenses. This net increase in expenses, coupled with the increase due to the current period reinstatement of the annual health insurer fee under the PPACA, were more than offset by a corresponding increase in premiums, fees and other revenues. The combined impact of the items discussed above increased adjusted earnings by $97 million.
Market Factors. Market factors, including interest rate levels, variability in equity market returns and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields increased, primarily due to higher returns on fixed maturity securities and mortgage loans, coupled with increases on real estate, as well as alternative investments. These increases in investment yields were partially offset by lower returns on private equities, driven by a decrease in certain partnership distributions. The increase in investment yields was more than offset by the impact of higher average interest credited rates, which drove an increase in interest credited expenses; however, this was partially offset by an increase in adjusted earnings due to a decrease in the crediting rate on certain long-duration insurance contracts. The changes in market factors discussed above resulted in a $66 million decrease in adjusted earnings.
Underwriting and Other Insurance Adjustments. In our Property & Casualty business, catastrophe-related losses decreased $58 million in the current period. Non-catastrophe claim costs decreased slightly as a result of lower auto and homeowner frequencies, partially offset by higher auto and homeowner severities. Commercial related losses increased $9 million. Favorable claims experience, primarily in our group disability business, driven by lower incidence and severity, coupled with improved results in our accident & health business, driven by growth and claims experience, were partially offset by less favorable claims experience in both our dental and vision businesses, which resulted in a $43 million increase in adjusted earnings. Less favorable mortality results in the current period, mainly due to less favorable claim experience in our term life business, were mostly offset by favorable mortality in our accidental death & dismemberment and universal life businesses, which resulted in a $5 million decrease in adjusted earnings. Favorable mortality in our specialized life insurance and structured settlement businesses increased adjusted earnings by $31 million. Refinements to certain insurance and other liabilities, which were recorded in both periods, resulted in a $10 million decrease in adjusted earnings.

Asia
Business Overview. Sales for the three months ended June 30, 2018 increased compared to the prior period, primarily driven by growth in foreign currency-denominated annuities and life products, as well as accident and health product sales, in Japan. Sales also increased in emerging markets, mainly in China due to continued growth.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Adjusted revenues
Premiums	$1,654	$1,659	$3,402	$3,367
Universal life and investment-type product policy fees	399	375	793	741
Net investment income	839	729	1,634	1,431
Other revenues	13	11	28	21
Total adjusted revenues	2,905	2,774	5,857	5,560
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	1,237	1,247	2,580	2,562
Interest credited to policyholder account balances	362	333	713	654
Capitalization of DAC	(495)	(428)	(960)	(848)
Amortization of DAC and VOBA	313	290	627	581
Amortization of negative VOBA	(12)	(30)	(27)	(67)
Other expenses	976	895	1,928	1,770
Total adjusted expenses	2,381	2,307	4,861	4,652
Provision for income tax expense (benefit)	161	157	306	303
Adjusted earnings	$363	$310	$690	$605
Three Months Ended June 30, 2018 Compared with the Three Months Ended June 30, 2017
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates increased adjusted earnings by $4 million for the second quarter of 2018 compared to the prior period, primarily due to the strengthening of the Japanese yen and Korean won against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
U.S. Tax Reform. The changes from U.S. Tax Reform resulted in an increase in adjusted earnings of $14 million for the second quarter of 2018 compared to the prior period.
Business Growth. Asia’s premiums, fees and other revenues decreased slightly from the prior period mainly due to a change in product mix from premium-based products to fee-based products, primarily from Yen life products to foreign currency-denominated life products and accident and health products in Japan. The decrease in premiums from Yen life products was partially offset by a related decline in policyholder benefits. Positive net flows in Japan and Korea resulted in higher average invested assets, which improved net investment income. The combined impact of the items discussed above improved adjusted earnings by $26 million.
Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment results were favorably impacted by higher returns on real estate investments, prepayment fees, derivative income and yields on mortgage loans. In addition, higher earnings from our joint venture in China improved net investment income. Also, higher yields on fixed maturity securities were due to the favorable impact of increased sales of life and annuities products in Japan, which drove an increase in higher-yielding U.S. dollar-denominated fixed maturity securities. This increase in yields on fixed maturity securities in Japan was partially offset by lower yields on fixed maturity securities in Korea. These increases were partially offset by lower returns on hedge funds. The combined impact of the items discussed above increased adjusted earnings by $25 million.

Other Insurance Adjustments. Refinements to certain insurance liabilities and other liabilities, which were recorded in both periods, resulted in a slight decrease in adjusted earnings. Our results for the current period include favorable liability refinements of $20 million in Japan, partially offset by an unfavorable liability refinement of $10 million in Bangladesh. Our prior period results include a favorable refinement of $12 million related to reinsurance receivables in Australia.
Expenses. Higher expenses, primarily driven by an increase in corporate overhead costs, reduced adjusted earnings by $12 million.
Six Months Ended June 30, 2018 Compared with the Six Months Ended June 30, 2017
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates increased adjusted earnings by $15 million for the first six months of 2018 compared to the prior period, primarily due to the strengthening of the Japanese yen and Korean won against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
U.S. Tax Reform. The changes from U.S. Tax Reform resulted in an increase in adjusted earnings of $25 million for the first six months of 2018 compared to the prior period.
Business Growth. Asia’s premiums, fees and other revenues decreased slightly from the prior period mainly due to a change in product mix from premium-based products to fee-based products, primarily from Yen life products to foreign currency-denominated life products and accident and health products in Japan. The decrease in premiums from Yen life products was partially offset by a related decline in policyholder benefits. Positive net flows in Japan and Korea resulted in higher average invested assets, which improved net investment income. The combined impact of the items discussed above improved adjusted earnings by $48 million.
Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment results were favorably impacted by higher returns on real estate investments, derivative income, earnings from our joint venture in China and yields on mortgage loans. Additionally, higher yields on fixed maturity securities were due to the favorable impact of increased sales of life and annuities products in Japan, which drove an increase in higher-yielding U.S. dollar-denominated fixed maturity securities. This increase in yields on fixed maturity securities in Japan was partially offset by lower yields on fixed maturity securities in Korea. These increases were partially offset by lower returns on hedge funds. The combined impact of the items discussed above increased adjusted earnings by $38 million.
Underwriting and Other Insurance Adjustments. Higher lapses and claims in Japan decreased adjusted earnings by $21 million. Refinements to certain insurance liabilities and other liabilities in both periods resulted in a $13 million increase in adjusted earnings. Our results for the current period include favorable liability refinements of $20 million in Japan, partially offset by an unfavorable liability refinement of $10 million in Bangladesh. Our prior period results include a favorable refinement of $12 million related to reinsurance receivables in Australia, which was more than offset by other unfavorable refinements of $15 million.
Expenses. Higher expenses, primarily driven by higher employee-related and project costs, as well as an increase in corporate overhead costs, reduced adjusted earnings by $27 million.

Latin America
Business Overview. Sales for the three months ended June 30, 2018 increased compared to the prior period, driven by higher sales of accident & health and life products in Chile, partially offset by lower sales of retirement, group accident & health and life products in Mexico.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Adjusted revenues
Premiums	$688	$645	$1,387	$1,292
Universal life and investment-type product policy fees	275	275	557	535
Net investment income	327	289	603	592
Other revenues	9	8	17	17
Total adjusted revenues	1,299	1,217	2,564	2,436
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	660	596	1,306	1,229
Interest credited to policyholder account balances	95	94	193	176
Capitalization of DAC	(91)	(88)	(185)	(170)
Amortization of DAC and VOBA	71	68	131	146
Interest expense on debt	1	2	3	3
Other expenses	363	357	701	683
Total adjusted expenses	1,099	1,029	2,149	2,067
Provision for income tax expense (benefit)	55	34	130	72
Adjusted earnings	$145	$154	$285	$297
Three Months Ended June 30, 2018 Compared with the Three Months Ended June 30, 2017
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $4 million for the second quarter of 2018 compared to the prior period mainly due to the weakening of the Mexican peso against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
U.S. Tax Reform. The changes from U.S. Tax Reform resulted in a decrease in adjusted earnings of $10 million for the second quarter of 2018 compared to the prior period.
Business Growth. Latin America experienced growth across several lines of business primarily within Mexico and Chile. This growth resulted in increased premiums and policy fee income, which was largely offset by related changes in policyholder benefits. Positive net flows, primarily from Chile and Mexico, resulted in an increase in average invested assets and generated higher net investment income. This was partially offset by an increase in interest credited expense on certain insurance liabilities. Business growth also drove an increase in commissions and other variable expenses, which were partially offset by higher DAC capitalization. The items discussed above resulted in a slight decrease in adjusted earnings.
Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Changes in market factors resulted in an $11 million increase in adjusted earnings primarily due to a decrease in interest credited expenses in the region. An increase in investment yields, primarily driven by higher yields from fixed income securities in Mexico and Chile and higher derivative income in Chile, partially offset by lower yields from FVO Securities in Chile, contributed slightly to the increase in adjusted earnings.

Underwriting and Other Insurance Adjustments. Favorable underwriting resulted in a $7 million increase to adjusted earnings primarily driven by lower claims experience in Mexico. In addition, refinements to certain insurance liabilities and other adjustments in both periods, primarily in Mexico, Brazil and Chile, resulted in a $4 million decrease to adjusted earnings.
Taxes. Our results for the current period include higher tax expenses of $4 million primarily due to the changes in the valuation of the peso in Argentina in both periods.
Six Months Ended June 30, 2018 Compared with the Six Months Ended June 30, 2017
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates increased adjusted earnings by $10 million for the first six months of 2018 compared to the prior period mainly due to the strengthening of the Chilean peso against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
U.S. Tax Reform. The changes from U.S. Tax Reform resulted in a decrease in adjusted earnings of $20 million for the first six months of 2018 compared to the prior period.
Business Growth. Latin America experienced growth across several lines of business primarily within Chile. This growth resulted in increased premiums and policy fee income, which was largely offset by related changes in policyholder benefits. Positive net flows, primarily from Chile and Mexico, resulted in an increase in average invested assets and generated higher net investment income. This was partially offset by an increase in interest credited expense on certain insurance liabilities. Business growth also drove an increase in commissions and other variable expenses, which were partially offset by higher DAC capitalization. The items discussed above resulted in a $12 million decrease in adjusted earnings.
Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Changes in market factors resulted in a $27 million decrease in adjusted earnings primarily due to lower investment yields. The decrease in investment yields was primarily driven by lower yields from FVO Securities in Chile and lower yields from fixed income securities in Mexico, partially offset by higher derivative income in Chile. An increase in interest credited expenses contributed slightly to the decline in adjusted earnings.
Underwriting and Other Insurance Adjustments. Favorable underwriting resulted in a $42 million increase to adjusted earnings primarily driven by lower claims experience in Mexico. In addition, refinements to certain insurance liabilities and other adjustments in both periods, primarily in Chile, Mexico and Brazil, resulted in a slight increase to adjusted earnings.
Expenses and Taxes. A $16 million decrease in expenses was primarily the result of a reduction of a litigation reserve in Argentina. Our results for the current period include higher tax expenses of $23 million, primarily driven by a $17 million tax charge related to a tax adjustment in Chile and a $5 million tax charge in Colombia to establish a deferred tax liability due to a change in tax status. The prior period includes a tax benefit of $9 million related to the settlement of an audit. Other tax-related items in both periods, primarily due to the changes in the valuation of the peso in Argentina, resulted in an $8 million increase in adjusted earnings.

EMEA
Business Overview. Sales for the three months ended June 30, 2018 decreased compared to the prior period. Excluding the impact from the closure of the U.K. wealth management product to new business, sales increased slightly, driven by accident and health, life and credit business sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Adjusted revenues
Premiums	$546	$505	$1,097	$1,007
Universal life and investment-type product policy fees	107	92	219	187
Net investment income	73	78	148	152
Other revenues	20	28	36	45
Total adjusted revenues	746	703	1,500	1,391
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	286	270	580	539
Interest credited to policyholder account balances	26	25	51	49
Capitalization of DAC	(121)	(100)	(239)	(192)
Amortization of DAC and VOBA	108	95	214	182
Amortization of negative VOBA	(4)	(5)	(10)	(8)
Other expenses	339	332	690	648
Total adjusted expenses	634	617	1,286	1,218
Provision for income tax expense (benefit)	26	14	47	26
Adjusted earnings	$86	$72	$167	$147
Three Months Ended June 30, 2018 Compared with the Three Months Ended June 30, 2017
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates increased adjusted earnings by $3 million for the second quarter of 2018 as compared to the prior period, primarily driven by the weakening of the U.S. dollar against the euro, the Polish zloty, the British pound and the Czech koruna, partially offset by the strengthening of the U.S. dollar against the Turkish lira. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
U.S. Tax Reform. The changes from U.S. Tax Reform resulted in a decrease in adjusted earnings of $8 million for the second quarter of 2018 compared to the prior period.
Business Growth. Growth from our accident & health and credit life businesses in Turkey and across several European markets resulted in a $7 million increase in adjusted earnings.
Underwriting and Other Insurance Adjustments. Unfavorable underwriting, primarily in our accident & health business in Greece and the Gulf region, as well as in our life insurance business in France, partially offset by favorable underwriting in our employee benefits business in the U.K., decreased adjusted earnings by $10 million. In addition, adjusted earnings decreased by $4 million due to refinements in our life insurance and employee benefits businesses in the Gulf region.
Expenses. Adjusted earnings increased by $30 million, primarily due to the release of provisions arising from the finalization of historic corporate tax filings, lower costs associated with enterprise-wide initiatives taken by the Company, notably the closing of the wealth management product to new business in the U.K. in the third quarter of 2017, along with declines in various other expenses.
Other. A decrease in our invested asset base, primarily due to dividend payments, impacted net investment income resulting in a $4 million decrease in adjusted earnings.

Six Months Ended June 30, 2018 Compared with the Six Months Ended June 30, 2017
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. The impact of changes in foreign currency exchange rates increased adjusted earnings by $13 million for the first six months of 2018 compared to the prior period, primarily driven by the weakening of the U.S. dollar against the euro, the Polish zloty, the British pound and the Czech koruna, partially offset by the strengthening of the U.S. dollar against the Turkish lira. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
U.S. Tax Reform. The changes from U.S. Tax Reform resulted in a decrease in adjusted earnings of $15 million for the first six months of 2018 compared to the prior period.
Business Growth. Growth from our accident & health and credit life businesses in Turkey and across several European markets resulted in a $15 million increase in adjusted earnings.
Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. A slight decrease in net investment income was driven by lower investment yields on fixed maturity securities.
Underwriting and Other Insurance Adjustments. Unfavorable underwriting, primarily in our accident & health business in Greece and the Gulf region, our employee benefits business in the U.K., as well as in our life insurance business in France, decreased adjusted earnings by $21 million. In addition, adjusted earnings decreased by $4 million due to refinements in our life insurance and employee benefits businesses in the Gulf region.
Expenses. Adjusted earnings increased by $42 million, primarily due to the release of provisions arising from finalization of historic corporate tax filings, lower costs associated with enterprise-wide initiatives taken by the Company, notably the closing of the wealth management product to new business in the U.K. in the third quarter of 2017, along with declines in various other expenses.
Other. A decrease in our invested asset base, primarily due to dividend payments, impacted net investment income resulting in a $8 million decrease in adjusted earnings.

MetLife Holdings
Business Overview. The discontinuance of the marketing of life and annuity products in this segment in early 2017 resulted in lower revenues. This will continue to result in a declining DAC asset over time, and we anticipate an average decline in premiums, fees and other revenues of approximately 5% per year from expected business run-off. A significant portion of our adjusted earnings is driven by separate account balances. Most directly, these balances determine asset-based fee income but they also impact DAC amortization and asset-based commissions. Separate account balances are driven by deposits, movements in the market, surrenders, withdrawals, benefit payments, transfers and policy charges. Separate account balances decreased due to negative net flows, as benefits, surrenders and withdrawals exceeded deposits and equity performance. Although we have discontinued selling our long-term care product, we continue to collect premiums and administer the existing block of business, which contributed to asset growth in the segment, and we expect the related reserves to grow as this block matures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Adjusted revenues
Premiums	$957	$1,022	$1,907	$2,081
Universal life and investment-type product policy fees	301	345	615	707
Net investment income	1,329	1,401	2,681	2,842
Other revenues	68	37	135	133
Total adjusted revenues	2,655	2,805	5,338	5,763
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	1,706	1,717	3,256	3,450
Interest credited to policyholder account balances	235	255	471	512
Capitalization of DAC	(10)	(23)	(20)	(57)
Amortization of DAC and VOBA	101	139	201	213
Interest expense on debt	2	5	4	20
Other expenses	275	370	551	710
Total adjusted expenses	2,309	2,463	4,463	4,848
Provision for income tax expense (benefit)	66	105	170	291
Adjusted earnings	$280	$237	$705	$624
Three Months Ended June 30, 2018 Compared with the Three Months Ended June 30, 2017
Unless otherwise stated, all amounts discussed below are net of income tax.
U.S. Tax Reform. The changes from U.S. Tax Reform resulted in an increase in adjusted earnings of $41 million for the second quarter of 2018 compared to the prior period.
Business Growth. Lower net investment income, resulting from a reduced invested asset base, primarily in fixed maturity securities, decreased adjusted earnings. The reduced asset base is primarily the result of negative net flows in our deferred annuities and life businesses. This decline was partially offset by invested asset growth in our long-term care business. The negative net flows in our annuities business also contributed to a decrease in average separate account balances and, consequently, asset-based fee income. Lower deferred annuity interest credited increased adjusted earnings. In our life business, a decrease in universal life deposits resulted in lower fee income, decreasing adjusted earnings. Interest credited increased in our long-term care business; however, this was partially offset by a decrease in interest credited in our life business, resulting in a net decrease to adjusted earnings. The combined impact of the items discussed above, net of lower DAC amortization, resulted in a $42 million decrease in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased primarily due to lower returns on private equities, driven by a decrease in certain partnership distributions, as well as a decline in mortgage loan yields, partially offset by increased fixed maturity securities yields and higher returns on real estate investments. In our deferred annuity business, higher equity returns drove an increase in average separate account balances, which resulted in higher asset-based fee income. The changes in market factors discussed above, along with higher DAC amortization, resulted in a slight decrease in adjusted earnings.

Underwriting and Other Insurance Adjustments. Unfavorable mortality in our life businesses, as well as losses on life-contingent annuities, coupled with unfavorable claims experience in our long-term care business, resulted in a $30 million decrease in adjusted earnings. Refinements to DAC and certain insurance-related liabilities that were recorded in the prior period resulted in a $42 million increase in adjusted earnings. This includes the unfavorable prior period recapture and novation of, as well as adjustments to, assumed and ceded agreements covering certain variable annuity business. This also includes a net unfavorable prior period impact from a life reinsurance recapture.
Expenses. Adjusted earnings increased by $29 million as a result of lower expenses, primarily due to declines in Separation-related expenses, as well as lower employee-related costs.
Six Months Ended June 30, 2018 Compared with the Six Months Ended June 30, 2017
Unless otherwise stated, all amounts discussed below are net of income tax.
U.S. Tax Reform. The changes from U.S. Tax Reform resulted in an increase in adjusted earnings of $114 million for the first six months of 2018 compared to the prior period.
Business Growth. Lower net investment income, resulting from a reduced invested asset base, primarily in fixed maturity securities, decreased adjusted earnings. The reduced asset base is primarily the result of negative net flows in our deferred annuities and life businesses. This decline was partially offset by invested asset growth in our long-term care business. The negative net flows in our annuities business also contributed to a decrease in average separate account balances and, consequently, asset-based fee income. Lower deferred annuity interest credited increased adjusted earnings. In our life business, a decrease in universal life deposits resulted in lower fee income, decreasing adjusted earnings. Higher interest credited expense in our long-term care business was mostly offset by a decrease in our life business, resulting in a slight decrease to adjusted earnings. The combined impact of the items discussed above, net of lower DAC amortization, resulted in a $105 million decrease in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased primarily due to lower returns on private equities, driven by a decrease in certain partnership distributions and declines in derivative income and mortgage loan yields, partially offset by higher returns on real estate investments and increased fixed maturity securities yields. In our deferred annuity business, higher equity returns drove an increase in average separate account balances, which resulted in higher asset-based fee income. The changes in market factors discussed above, along with higher DAC amortization, resulted in a $13 million decrease in adjusted earnings.
Underwriting and Other Insurance Adjustments. Unfavorable mortality in our life businesses, partially offset by mortality gains on life-contingent annuities and favorable claims experience in our long-term care business, resulted in a $23 million decrease in adjusted earnings. Refinements to DAC and certain insurance-related liabilities that were recorded in both periods resulted in a $35 million increase in adjusted earnings. This includes a current period favorable reserve adjustment of $62 million relating to certain variable annuity guarantees assumed from a former joint venture in Japan. This also includes the following unfavorable prior period refinements: (i) a recapture and novation of, as well as adjustments to, assumed and ceded agreements covering certain variable annuity business and (ii) a net impact from a life reinsurance recapture. These favorable impacts were partially offset by the following favorable prior period refinements: (i) a DAC adjustment related to certain assumed participating whole life business and (ii) a reserve adjustment resulting from modeling improvements in our life business reserving process.
Expenses. Adjusted earnings increased by $58 million as a result of lower expenses, primarily due to declines in Separation-related expenses, as well as lower employee-related costs.

Corporate & Other

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Adjusted revenues
Premiums	$6	$8	$19	$46
Net investment income	40	41	99	81
Other revenues	79	61	160	120
Total adjusted revenues	125	110	278	247
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	3	1	—	26
Interest credited to policyholder account balances	—	—	—	1
Capitalization of DAC	(3)	(3)	(5)	(4)
Amortization of DAC and VOBA	1	1	3	2
Interest expense on debt	272	277	552	554
Other expenses	259	202	491	377
Total adjusted expenses	532	478	1,041	956
Provision for income tax expense (benefit)	(234)	(269)	(393)	(540)
Adjusted earnings	(173)	(99)	(370)	(169)
Less: Preferred stock dividends	46	46	52	52
Adjusted earnings available to common shareholders	$(219)	$(145)	$(422)	$(221)
The table below presents adjusted earnings available to common shareholders by source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Other business activities	$12	$6	$18	$14
Other net investment income	50	75	107	144
Interest expense on debt	(282)	(303)	(575)	(601)
Corporate initiatives and projects	(97)	(103)	(136)	(152)
Other	(90)	(47)	(177)	(118)
Provision for income tax (expense) benefit and other tax-related items	234	273	393	544
Preferred stock dividends	(46)	(46)	(52)	(52)
Adjusted earnings available to common shareholders	$(219)	$(145)	$(422)	$(221)
Three Months Ended June 30, 2018 Compared with the Three Months Ended June 30, 2017
Unless otherwise stated, all amounts discussed below are net of income tax.
U.S. Tax Reform. The changes from U.S. Tax Reform resulted in a decrease in adjusted earnings of $74 million for the second quarter of 2018 compared to the prior period.
Other Net Investment Income. Lower returns on private equities, in addition to lower returns on the remainder of the portfolio, resulted in a decrease of $20 million in other net investment income.
Interest expense on debt. Interest expense on debt decreased by $17 million, primarily due to lower interest rates on certain intercompany senior notes redenominated to Japanese yen and the maturity of $1.0 billion of senior notes in December 2017. The assets supporting the redenominated senior notes are owned by our business segments.

Corporate Initiatives and Projects. Expenses associated with corporate initiatives and projects decreased by $5 million, primarily due to prior period lease impairments and lower costs associated with the majority of our enterprise-wide initiatives, partially offset by higher expenses related to our unit cost initiative.
Provision for Income Tax (Expense) Benefit and Other Tax-Related Items. In addition to the impact of U.S. Tax Reform, Corporate & Other’s effective tax rate differs from the U.S. statutory rate of 21% typically due to benefits from the impact of certain permanent tax-preferenced items, including non-taxable investment income, tax credits for investments in low income housing, and foreign earnings taxed at different rates than the U.S. statutory rate. In the current period, the Company recognized tax benefits of $36 million related to a non-cash transfer of assets from a wholly-owned U.K. investment subsidiary to its U.S. parent, $5 million related to the settlement of an audit, and $9 million for increased utilization of tax-preferenced items. In the prior period, we had a tax benefit of $23 million related to an audit settlement.
Other. Adjusted earnings decreased $34 million, primarily as a result of a $20 million increase in corporate-related expenses, a $6 million increase in expenses for interest on tax positions and a $6 million increase in litigation reserves.
Six Months Ended June 30, 2018 Compared with the Six Months Ended June 30, 2017
Unless otherwise stated, all amounts discussed below are net of income tax.
U.S. Tax Reform. The changes from U.S. Tax Reform resulted in a decrease in adjusted earnings of $141 million for the first six months of 2018 compared to the prior period.
Other Net Investment Income. Higher returns on private equities were more than offset by lower returns on the remainder of the portfolio, resulting in a decrease of $29 million in other net investment income.
Interest expense on debt. Interest expense on debt decreased by $21 million, primarily due to lower interest rates on certain intercompany senior notes redenominated to Japanese yen and the maturity of $1.0 billion of senior notes in December 2017. The assets supporting the redenominated senior notes are owned by our business segments.
Corporate Initiatives and Projects. Expenses associated with corporate initiatives and projects decreased by $13 million, primarily due to prior period lease impairments and lower costs associated with the majority of our enterprise-wide initiatives, partially offset by higher expenses related to our unit cost initiative.
Provision for Income Tax (Expense) Benefit and Other Tax-Related Items. In addition to the impact of U.S. Tax Reform, Corporate & Other’s effective tax rate differs from the U.S. statutory rate of 21% typically due to benefits from the impact of certain permanent tax-preferenced items, including non-taxable investment income, tax credits for investments in low income housing, and foreign earnings taxed at different rates than the U.S. statutory rate. In the current period, the Company also recognized tax benefits of $36 million related to a non-cash transfer of assets from a wholly-owned U.K. investment subsidiary to its U.S. parent and $5 million related to the settlement of an audit, as well as a $36 million tax charge for decreased utilization of tax-preferenced items. In the prior period, we had a tax-related benefit of $23 million related to an audit settlement.
Other. Adjusted earnings decreased $47 million, primarily as a result of a $38 million increase in litigation reserves, a $40 million increase in certain corporate-related expenses and a $6 million increase in expenses for interest on tax positions, partially offset by $21 million of expenses incurred in the prior period and taxed at the prior period rate related to the guaranty fund assessment for Penn Treaty and a $16 million decrease in employee-related expenses.

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
European Investments
We maintain general account investments in Europe to support our insurance operations and related policyholder liabilities in these countries and certain of our non-European operations invest in Europe for diversification. In Europe, we have proactively mitigated risk in both direct and indirect exposures by investing in a diversified portfolio of high quality investments with a focus on the higher-rated countries, including the U.K., France, Germany, the Netherlands, Poland, Sweden and Norway. The sovereign debt of these countries continues to maintain investment grade credit ratings from all major rating agencies. Our European fixed maturity and perpetual hybrid securities classified as non-redeemable preferred stock are invested in a diversified portfolio of primarily non-financial services securities. At June 30, 2018, our exposure to such securities in Europe totaled $37.5 billion, at estimated fair value, of which $8.9 billion was in sovereign fixed maturity securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment — European Investments” included in the 2017 Annual Report for further information.
Selected Country Investments
We have country-specific exposure to volatility, as we maintain general account investments in the U.K., South Korea and Mexico to support our insurance operations and related policyholder liabilities in these countries. We also have exposure to volatility in these selected countries through our global portfolio diversification. Our exposure to sovereign fixed maturity securities and total fixed maturity securities of the U.K., South Korea and Mexico totaled $9.3 billion and $24.5 billion, at estimated fair value, respectively, at June 30, 2018.
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

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018		2017		2018		2017
	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount
	(Dollars in millions)
Fixed maturity securities (2), (3)	4.30%	$2,945	4.28%	$2,820	4.24%	$5,784	4.31%	$5,645
Mortgage loans (3)	4.59%	815	4.53%	758	4.56%	1,607	4.50%	1,494
Real estate and real estate joint ventures	4.46%	109	3.42%	79	3.93%	192	3.31%	152
Policy loans	5.21%	127	5.38%	129	5.16%	251	5.36%	256
Equity securities	4.94%	15	4.58%	31	4.28%	31	4.74%	62
Other limited partnership interests	9.48%	141	14.91%	194	12.26%	360	16.74%	434
Cash and short-term investments	2.30%	61	1.61%	34	2.09%	107	1.52%	67
Other invested assets		231		170		459		384
Investment income	4.54%	4,444	4.54%	4,215	4.52%	8,791	4.60% %	8,494
Investment fees and expenses	(0.12)	(117)	(0.13)%	(123)	(0.13)%	(245)	(0.14)%	(257)
Net investment income including divested businesses (4)	4.42%	4,327	4.41	4,092	4.39%	8,546	4.46%	8,237
Less: net investment income from divested businesses (4)		—		(21)		—		(48)
Net investment income, as reported on an adjusted basis (4)		$4,327		$4,113		$8,546		$8,285
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

(2)
Investment income from fixed maturity securities includes amounts from FVO Securities of $8 million and $14 million for the three months and six months ended June 30, 2018, respectively, and $16 million and $45 million for the three months and six months ended June 30, 2017, respectively.

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

See “— Results of Operations — Consolidated Results — Three Months Ended June 30, 2018 Compared with the Three Months Ended June 30, 2017” and “— Results of Operations — Consolidated Results — Six Months Ended June 30, 2018 Compared with the Six Months Ended June 30, 2017” for an analysis of the period over period changes in net investment income.

Fixed Maturity Securities AFS and Equity Securities
The following table presents fixed maturity securities available-for-sale (“AFS”) and equity securities by type (public or private) and information about perpetual and redeemable securities held at:

	June 30, 2018		December 31, 2017
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities AFS
Publicly-traded	$259,153	84.6%	$262,078	84.8%
Privately-placed	47,178	15.4	46,853	15.2
Total fixed maturity securities AFS	$306,331	100.0%	$308,931	100.0%
Percentage of cash and invested assets	67.3%		67.6%
Equity securities
Publicly-traded	$1,328	89.5%	$1,490	59.3%
Privately-held	155	10.5	1,023	40.7
Total equity securities	$1,483	100.0%	$2,513	100.0%
Percentage of cash and invested assets	0.3%		0.6%
Perpetual securities included within fixed maturity securities AFS and equity securities	$384		$440
Redeemable preferred stock with a stated maturity included within fixed maturity securities AFS	$562		$884
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
In connection with our investment management business, we manage a broad array of securities, limited partnership interests and liquid investments on behalf of institutional clients, which are unaffiliated investors. Assets under management, by sector, at estimated fair value, were as follows: investment grade corporate fixed maturity securities, including privately-placed, infrastructure and state and political subdivision, $67.8 billion and $66.6 billion at June 30, 2018 and December 31, 2017, respectively; structured finance fixed maturity securities, including residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”) (collectively, “Structured Securities”), $16.6 billion and $15.8 billion at June 30, 2018 and December 31, 2017, respectively; U.S. government and agency fixed maturity securities, $17.6 billion and $21.7 billion at June 30, 2018 and December 31, 2017, respectively; foreign government fixed maturity securities, $1.4 billion and $2.1 billion at June 30, 2018 and December 31, 2017, respectively; below investment grade corporate fixed maturity securities, including emerging market and high yield, $7.8 billion and $7.7 billion at June 30, 2018 and December 31, 2017, respectively; equity securities, $0.3 billion at both June 30, 2018 and December 31, 2017; other limited partnership interests, $1.7 billion at both June 30, 2018 and December 31, 2017; and cash equivalents and short-term investments, $3.0 billion at both June 30, 2018 and December 31, 2017.

Also in connection with our investment management business, we manage index investment portfolios that track the return of industry fixed income and equity market indices such as the Bloomberg Barclay’s U.S. Aggregate Bond Index and Standard & Poor’s (“S&P”) 500® Index. These assets had an estimated fair value of $28.1 billion and $28.5 billion at June 30, 2018 and December 31, 2017 respectively. Index investment portfolios included within separate account assets in our interim condensed consolidated financial statements were $14.9 billion at both June 30, 2018 and December 31, 2017. Index investment portfolios managed on behalf of our institutional clients were $13.2 billion and $13.6 billion at June 30, 2018 and December 31, 2017, respectively, and are not included in our interim condensed consolidated financial statements. Index investment portfolios managed on behalf of our institutional clients, by sector, at estimated fair value, were as follows: investment grade corporate fixed maturity securities and state and political subdivision fixed maturity securities, $741 million and $794 million at June 30, 2018 and December 31, 2017, respectively; structured finance fixed maturity securities, $799 million and $828 million at June 30, 2018 and December 31, 2017, respectively; U.S. government and agency fixed maturity securities, $1.1 billion at both June 30, 2018 and December 31, 2017; equity securities, $10.1 billion and $10.4 billion at June 30, 2018 and December 31, 2017, respectively; and cash equivalents and short-term investments, $475 million and $517 million at June 30, 2018 and December 31, 2017, respectively.
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

	June 30, 2018
	Fixed Maturity Securities		Equity Securities
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$24,231	7.9%	$936	63.1%
Level 2
Independent pricing sources	263,854	86.1	104	7.0
Internal matrix pricing or discounted cash flow techniques	2,784	0.9	35	2.4
Significant other observable inputs	266,638	87.0	139	9.4
Level 3
Independent pricing sources	11,306	3.7	286	19.3
Internal matrix pricing or discounted cash flow techniques	3,859	1.3	110	7.4
Independent broker quotations	297	0.1	12	0.8
Significant unobservable inputs	15,462	5.1	408	27.5
Total estimated fair value	$306,331	100.0%	$1,483	100.0%
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for the fixed maturity securities AFS and equity securities fair value hierarchy.

The composition of fair value pricing sources for and significant changes in Level 3 securities at June 30, 2018 are as follows:

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

•
During the three months ended June 30, 2018, Level 3 fixed maturity securities decreased by $109 million, or 1%. The decrease was driven by transfers out of Level 3 in excess of transfers into Level 3 and a decrease in estimated fair value recognized in other comprehensive income (loss), partially offset by purchases in excess of sales.

•
During the six months ended June 30, 2018, Level 3 fixed maturity securities decreased by $807 million, or 5%. The decrease was driven by transfers out of Level 3 in excess of transfers into Level 3, partially offset by purchases in excess of sales.

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

The following table presents total fixed maturity securities by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the revised NAIC methodologies, as well as the percentage, based on estimated fair value that each NAIC designation is comprised of at:

		June 30, 2018				December 31, 2017
NAIC Designation	NRSRO Rating	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$203,706	$11,876	$215,582	70.4%	$201,806	$17,024	$218,830	70.8%
2	Baa	71,322	2,120	73,442	24.0	67,270	5,126	72,396	23.4
	Subtotal investment grade	275,028	13,996	289,024	94.4	269,076	22,150	291,226	94.2
3	Ba	11,006	183	11,189	3.6	11,155	556	11,711	3.8
4	B	5,330	(62)	5,268	1.7	5,004	151	5,155	1.7
5	Caa and lower	868	(42)	826	0.3	824	9	833	0.3
6	In or near default	25	(1)	24	—	10	(4)	6	—
	Subtotal below investment grade	17,229	78	17,307	5.6	16,993	712	17,705	5.8
	Total fixed maturity securities	$292,257	$14,074	$306,331	100.0%	$286,069	$22,862	$308,931	100.0%
The following tables present total fixed maturity securities, based on estimated fair value, by sector and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the revised NAIC methodologies:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation:	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating:	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(Dollars in millions)
June 30, 2018
U.S. corporate	$37,065	$36,572	$6,178	$3,536	$675	$—	$84,026
Foreign government	53,567	5,178	2,093	839	4	1	61,682
Foreign corporate	21,251	29,654	2,430	855	87	—	54,277
U.S. government and agency	44,945	442	—	—	—	—	45,387
RMBS	27,183	371	218	37	13	23	27,845
State and political subdivision	11,493	465	68	—	—	—	12,026
ABS	12,015	648	199	1	3	—	12,866
CMBS	8,063	112	3	—	44	—	8,222
Total fixed maturity securities	$215,582	$73,442	$11,189	$5,268	$826	$24	$306,331
Percentage of total	70.4%	24.0%	3.6%	1.7%	0.3%	—%	100.0%

December 31, 2017
U.S. corporate	$37,305	$35,096	$6,153	$3,387	$717	$3	$82,661
Foreign government	53,027	5,135	2,376	947	49	—	61,534
Foreign corporate	21,925	30,214	2,616	759	55	—	55,569
U.S. government and agency	47,067	327	—	—	—	—	47,394
RMBS	28,209	297	224	61	9	—	28,800
State and political subdivision	11,921	454	78	—	—	2	12,455
ABS	11,311	760	215	1	3	1	12,291
CMBS	8,065	113	49	—	—	—	8,227
Total fixed maturity securities	$218,830	$72,396	$11,711	$5,155	$833	$6	$308,931
Percentage of total	70.8%	23.4%	3.8%	1.7%	0.3%	—%	100.0%

U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top 10 holdings comprised 2% and 1% of total investments at June 30, 2018 and December 31, 2017, respectively. The tables below present our U.S. and foreign corporate securities holdings by industry at:

	June 30, 2018		December 31, 2017
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$42,117	30.5%	$42,273	30.6%
Consumer	31,462	22.7	31,419	22.7
Finance	30,597	22.1	29,884	21.6
Utility	21,847	15.8	21,773	15.8
Communications	10,528	7.6	11,072	8.0
Other	1,752	1.3	1,809	1.3
Total	$138,303	100.0%	$138,230	100.0%
Structured Securities
We held $48.9 billion and $49.3 billion of Structured Securities, at estimated fair value, at June 30, 2018 and December 31, 2017, respectively, as presented in the RMBS, ABS and CMBS sections below.
RMBS
The table below presents our RMBS holdings at:

	June 30, 2018			December 31, 2017
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By security type:
Collateralized mortgage obligations	$15,184	54.5%	$714	$15,388	53.4%	$913
Pass-through securities	12,661	45.5	(259)	13,412	46.6	41
Total RMBS	$27,845	100.0%	$455	$28,800	100.0%	$954
By risk profile:
Agency	$19,434	69.8%	$(227)	$20,010	69.5%	$274
Prime	1,217	4.4	63	1,209	4.2	73
Alt-A	3,892	14.0	371	4,182	14.5	372
Sub-prime	3,302	11.8	248	3,399	11.8	235
Total RMBS	$27,845	100.0%	$455	$28,800	100.0%	$954
Ratings profile:
Rated Aaa/AAA	$20,119	72.3%		$20,465	71.1%
Designated NAIC 1	$27,183	97.6%		$28,209	97.9%
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

Historically, we have managed our exposure to sub-prime RMBS holdings by focusing primarily on senior tranche securities, stress testing the portfolio with severe loss assumptions and closely monitoring the performance of the portfolio. Our sub-prime RMBS portfolio consists predominantly of securities that were purchased after 2012 at significant discounts to par value and discounts to the expected principal recovery value of these securities. The vast majority of these securities are investment grade under the NAIC designations (e.g., NAIC 1 and NAIC 2). The estimated fair value of our sub-prime RMBS holdings purchased since 2012 was $3.0 billion and $3.1 billion at June 30, 2018 and December 31, 2017, respectively, with unrealized gains (losses) of $219 million and $200 million at June 30, 2018 and December 31, 2017, respectively.
ABS
Our ABS holdings are diversified both by collateral type and by issuer. The following table presents our ABS holdings at:

	June 30, 2018			December 31, 2017
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By collateral type:
Collateralized obligations	$6,938	53.9%	$15	$5,703	46.4%	$45
Credit card loans	828	6.4	—	1,686	13.7	1
Student loans	1,353	10.5	16	1,266	10.3	(1)
Automobile loans	1,209	9.4	(3)	1,193	9.7	—
Foreign residential loans	921	7.2	17	965	7.9	20
Consumer loans	534	4.2	1	605	4.9	6
Other loans	1,083	8.4	2	873	7.1	7
Total	$12,866	100.0%	$48	$12,291	100.0%	$78
Ratings profile:
Rated Aaa/AAA	$7,574	58.9%		$7,108	57.8%
Designated NAIC 1	$12,015	93.4%		$11,311	92.0%

CMBS
Our CMBS holdings are diversified by vintage year. The following tables present our CMBS holdings by NRSRO rating and by vintage year at:

	June 30, 2018
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003 - 2010	$109	$114	$16	$17	$4	$4	$—	$—	$—	$—	$129	$135
2011	168	179	35	34	—	—	—	—	—	—	203	213
2012	250	255	240	237	232	233	6	6	—	—	728	731
2013	732	755	651	663	288	285	—	—	60	44	1,731	1,747
2014	427	425	504	501	130	129	—	—	—	—	1,061	1,055
2015	582	569	89	88	34	34	—	—	—	—	705	691
2016	303	293	72	68	39	40	66	67	—	—	480	468
2017	938	925	664	654	245	240	39	39	—	—	1,886	1,858
2018	810	811	364	363	150	150	—	—	—	—	1,324	1,324
Total	$4,319	$4,326	$2,635	$2,625	$1,122	$1,115	$111	$112	$60	$44	$8,247	$8,222
Ratings Distribution		52.6%		31.9%		13.6%		1.4%		0.5%		100.0%

	December 31, 2017
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003 - 2010	$116	$124	$4	$5	$22	$23	$15	$15	$—	$—	$157	$167
2011	170	184	34	35	—	—	—	—	—	—	204	219
2012	289	302	257	263	230	237	7	7	—	—	783	809
2013	787	835	717	748	285	292	60	45	—	—	1,849	1,920
2014	537	552	513	522	129	130	—	—	—	—	1,179	1,204
2015	1,122	1,140	191	196	117	120	—	—	—	—	1,430	1,456
2016	401	404	69	68	40	40	65	66			575	578
2017	898	899	685	687	246	246	41	42	—	—	1,870	1,874
Total	$4,320	$4,440	$2,470	$2,524	$1,069	$1,088	$188	$175	$—	$—	$8,047	$8,227
Ratings Distribution		54.0%		30.7%		13.2%		2.1%		—%		100.0%
The tables above reflect NRSRO ratings including Moody’s Investors Service, S&P, Fitch Ratings and Morningstar, Inc. CMBS designated NAIC 1 were 98.1% and 98.0% of total CMBS at June 30, 2018 and December 31, 2017, respectively.
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
Overview of Fixed Maturity Security AFS OTTI Losses Recognized in Earnings
Impairments of fixed maturity securities AFS were less than $1 million for both the three months and six months ended June 30, 2018 and $3 million for both the three months and six months ended June 30, 2017, respectively.

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
Contractholder-Directed Equity Securities and Fair Value Option Securities
Unit-linked and FVO Securities were $13.8 billion and $16.7 billion at estimated fair value, or 3.0% and 3.7% of cash and invested assets, at June 30, 2018 and December 31, 2017, respectively. See Notes 6 and 8 of the Notes to the Interim Condensed Consolidated Financial Statements for a description of our Unit-linked and FVO Securities portfolio, the Unit-linked and FVO Securities fair value hierarchy and a rollforward of the fair value measurements for Unit-linked and FVO Securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
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
FHLB of Boston Advance Agreements
A subsidiary of the Company participates in short-term advance agreements with the FHLB of Boston. Under these agreements, the Company pledges fixed maturity securities and receives cash. The associated liability is recorded at the amount of cash received. The FHLB of Boston has minimum collateral requirements which vary depending on the type of collateral pledged. Securities pledged under such transactions may not be sold or re-pledged by the transferee.
See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding our FHLB of Boston advance agreement transactions.

Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Mortgage loans and the related valuation allowances are summarized as follows at:

	June 30, 2018				December 31, 2017
	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment
	(Dollars in millions)
Commercial	$46,075	65.1%	$227	0.5%	$44,375	64.8%	$214	0.5%
Agricultural	13,293	18.8	41	0.3%	13,014	19.0	41	0.3%
Residential	11,404	16.1	57	0.5%	11,136	16.2	59	0.5%
Total	$70,772	100.0%	$325	0.5%	$68,525	100.0%	$314	0.5%
The information presented in the tables herein exclude mortgage loans where we elected the FVO. Such amounts are presented in Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements. The carrying value of all mortgage loans, net of valuation allowance was 15.6% and 15.0% of cash and invested assets at June 30, 2018 and December 31, 2017, respectively.
We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loan portfolios, 83% are collateralized by properties located in the United States, with the remaining 17% collateralized by properties located outside the United States, which includes 6% collateralized by properties located in the U.K., at June 30, 2018. The carrying values of our commercial and agricultural mortgage loans collateralized by properties located in California, New York and Texas were 20%, 11% and 7%, respectively, of total commercial and agricultural mortgage loans at June 30, 2018. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loan portfolio in a similar manner to reduce risk of concentration, with 91% collateralized by properties located in the United States and the remaining 9% collateralized by properties located outside the United States at June 30, 2018. The carrying values of our residential mortgage loans collateralized by properties located in California, Florida, and New York were 31%, 9%, and 6%, respectively, of total residential mortgage loans at June 30, 2018.
In connection with our investment management business, we manage commercial, agricultural and residential mortgage loans on behalf of institutional clients, which are unaffiliated investors. These commercial, agricultural and residential mortgage loans had an estimated fair value of $15.8 billion and $14.7 billion at June 30, 2018 and December 31, 2017, respectively. As these assets are managed on behalf of, and owned by, our institutional clients, they are not included in our interim condensed consolidated financial statements.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The tables below present the diversification across geographic regions and property types of commercial mortgage loans at:

	June 30, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Pacific	$10,695	23.2%	$9,875	22.3%
International	8,869	19.2	9,101	20.5
Middle Atlantic	7,455	16.2	7,231	16.3
South Atlantic	5,534	12.0	5,311	12.0
West South Central	3,775	8.2	3,819	8.6
East North Central	2,573	5.6	2,683	6.0
Mountain	1,364	3.0	1,188	2.7
New England	1,127	2.4	901	2.0
East South Central	968	2.1	840	1.9
West North Central	598	1.3	477	1.1
Multi-Region and Other	3,117	6.8	2,949	6.6
Total recorded investment	46,075	100.0%	44,375	100.0%
Less: valuation allowances	227		214
Carrying value, net of valuation allowances	$45,848		$44,161
Property Type
Office	$23,295	50.5%	$22,602	50.9%
Retail	8,462	18.4	8,032	18.1
Apartment	6,397	13.9	6,113	13.8
Hotel	3,317	7.2	3,620	8.2
Industrial	3,736	8.1	3,125	7.0
Other	868	1.9	883	2.0
Total recorded investment	46,075	100.0%	44,375	100.0%
Less: valuation allowances	227		214
Carrying value, net of valuation allowances	$45,848		$44,161
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

Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 54% at both June 30, 2018 and December 31, 2017 and our average debt service coverage ratio was 2.6x and 2.7x for June 30, 2018 and December 31, 2017, respectively. The debt service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually, on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 45% and 44% at June 30, 2018 and December 31, 2017, respectively. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
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
See Notes 6 and 8 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how valuation allowances are established and monitored, activity in and balances of the valuation allowance, and the estimated fair value of impaired mortgage loans and related impairments included within net investment gains (losses) as of and for the six months ended June 30, 2018 and 2017.
Real Estate and Real Estate Joint Ventures
Real estate and real estate joint ventures is comprised of wholly-owned real estate and joint ventures with interests in single property income-producing real estate, and to a lesser extent joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the operation of income-producing properties, as well as a runoff portfolio of real estate private equity funds. We diversify our real estate investments by both geographic region and property type to reduce risk of concentration. The carrying values of real estate and real estate joint ventures were $9.7 billion and $9.6 billion, or 2.1% and 2.1% of cash and invested assets at June 30, 2018 and December 31, 2017, respectively. The estimated fair value of our real estate investments was $15.3 billion and $14.9 billion at June 30, 2018 and December 31, 2017, respectively. The total gross market value of such real estate investments was $19.7 billion and $19.1 billion at June 30, 2018 and December 31, 2017, respectively. Gross market value is the total fair value of these investments regardless of encumbering debt.
In connection with our investment management business, we manage commercial real estate investments on behalf of institutional clients, which are unaffiliated investors. These commercial real estate investments under management for unaffiliated investors had an estimated fair value of $6.2 billion and $5.2 billion at June 30, 2018 and December 31, 2017, respectively. The total gross market value of commercial real estate investments under management for unaffiliated investors was $7.7 billion and $6.7 billion at June 30, 2018 and December 31, 2017, respectively. As these assets are managed on behalf of, and owned by, our institutional clients, they are not included in our consolidated financial statements.

Other Limited Partnership Interests
Other limited partnership interests are comprised of private equity funds and hedge funds. The carrying value of other limited partnership interests was $6.0 billion, or 1.3% of cash and invested assets, and $5.7 billion, or 1.3% of cash and invested assets, at June 30, 2018 and December 31, 2017, respectively, which included $609 million and $643 million of hedge funds, at June 30, 2018 and December 31, 2017, respectively. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds. We estimate that the underlying investments of the funds will be liquidated over the next two to 10 years.
Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	June 30, 2018		December 31, 2017
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$7,868	46.3%	$8,551	49.5%
Tax credit and renewable energy partnerships	2,582	15.2	3,167	18.3
Direct financing leases	1,346	7.9	1,323	7.7
Annuities funding structured settlement claims (1)	1,282	7.5	1,284	7.4
Leveraged leases, net of non-recourse debt	1,127	6.6	1,278	7.4
Federal Home Loan Bank common stock (2)	793	4.7	—	—
Operating joint ventures	610	3.6	539	3.1
Funds withheld	295	1.7	298	1.7
Other	1,114	6.5	823	4.8
Total	$17,017	100.0%	$17,263	100.0%
Percentage of cash and invested assets	3.7%		3.8%
__________________

(1)	See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.

(2)	See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements.

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

•
Information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at June 30, 2018 and December 31, 2017.

•
The statement of operations effects of derivatives in net investments in foreign operations, cash flow, fair value, or nonqualifying hedge relationships for the three months and six months ended June 30, 2018 and 2017.

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
Derivatives categorized as Level 3 at June 30, 2018 include: interest rate forwards with maturities which extend beyond the observable portion of the yield curve; interest rate total return swaps with unobservable repurchase rates; foreign currency swaps and forwards with certain unobservable inputs, including the unobservable portion of the yield curve; credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; and equity index options with unobservable correlation inputs. At June 30, 2018, less than 1% of the estimated fair value of our derivatives was priced through independent broker quotations.
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for a rollforward of the fair value measurements for derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
The gain (loss) on Level 3 derivatives primarily relates to interest rate total return swaps with unobservable repurchase rates, certain purchased equity index options that are valued using models dependent on an unobservable market correlation input, equity variance swaps that are valued using an unobservable equity variance spread, interest rate forwards with maturities which extend beyond the observable portion of the yield curve, and foreign currency swaps and forwards that are valued using unobservable inputs, including the unobservable portion of the swap yield curves. The gain (loss) on Level 3 derivatives also reflects observable inputs, including equity index levels, equity volatility and the swap yield curves. We validate the reasonableness of these inputs by valuing the positions using internal models and comparing the results to counterparty valuations.

The gain (loss) on Level 3 derivatives, percentage of gain (loss) attributable to observable and unobservable inputs, and the primary drivers of observable gain (loss) are summarized as follows:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Gain (loss) recognized in net income (loss)	($106)	($94)
Percentage of gain (loss) attributable to observable inputs	20%	57%
Primary drivers of observable gain (loss)	Increases in certain equity index levels on equity derivatives and to a lesser extent increases in interest rates on interest rate total return swaps.	Increases in interest rates on interest rate total return swaps and to a lesser extent increases in certain equity index levels on equity derivatives.
Percentage of gain (loss) attributable to unobservable inputs	80%	43%
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
Credit Derivatives
The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	June 30, 2018		December 31, 2017
Credit Default Swaps	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Purchased	$1,948	$(22)	$2,020	$(36)
Written	11,836	191	11,375	271
Total	$13,784	$169	$13,395	$235

The following table presents the gross gains, gross losses and net gains (losses) recognized in net derivative gains (losses) for credit default swaps as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
	2018			2017			2018			2017
Credit Default Swaps	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)
	(In millions)
Purchased (1)	$14	$—	$14	$—	$(7)	$(7)	$13	$(2)	$11	$4	$(19)	$(15)
Written (1)	—	(35)	(35)	44	—	44	—	(79)	(79)	80	(4)	76
Total	$14	$(35)	$(21)	$44	$(7)	$37	$13	$(81)	$(68)	$84	$(23)	$61
__________________

(1)	Gains (losses) do not include earned income (expense) on credit default swaps.
The favorable change in net gains (losses) on purchased credit default swaps of $26 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was due to certain credit spreads on credit default swaps hedging certain bonds widening in the current period as compared to narrowing in the prior period. The unfavorable change in net gains(losses) on written credit default swaps of ($155) million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was due to certain credit spreads on certain credit default swaps used as replications widening in the current period as compared to narrowing in the prior period.
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

Collateral for Securities Lending, Third-Party Custodian Administered Repurchase Programs and Derivatives
We participate in a securities lending program in the normal course of business for the purpose of enhancing the total return on our investment portfolio. Periodically, we receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged, and which has not been recorded on our consolidated balance sheets. The amount of this collateral was $47 million and $19 million at estimated fair value at June 30, 2018 and December 31, 2017, respectively. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements and “— Investments — Securities Lending,” as well as “Summary of Significant Accounting Policies — Investments — Securities Lending Program” in Note 1 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report for a discussion of our securities lending program, the classification of revenues and expenses, and the nature of the secured financing arrangement and associated liability.
We also participate in third-party custodian administered repurchase programs for the purpose of enhancing the total return on our investment portfolio. We loan certain of our fixed maturity securities to financial institutions and, in exchange, non-cash collateral is put on deposit by the financial institutions on our behalf with third-party custodians. The estimated fair value of securities loaned in connection with these transactions was $267 million and $182 million at June 30, 2018 and December 31, 2017, respectively. Non-cash collateral on deposit with third-party custodians on our behalf was $284 million and $194 million at June 30, 2018 and December 31, 2017, respectively, which cannot be sold or re-pledged, and which has not been recorded on our consolidated balance sheets.
We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which has not been recorded on our consolidated balance sheets. The amount of this non-cash collateral was $985 million and $1.1 billion at June 30, 2018 and December 31, 2017, respectively. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” and Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
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
MetLife Holdings
Future policy benefits for the life business are comprised mainly of liabilities for traditional life insurance contracts. In order to manage risk, we have often reinsured a portion of the mortality risk on life insurance policies. We routinely evaluate our reinsurance programs, which may result in increases or decreases to existing coverage. We have entered into various interest rate derivative positions to mitigate the risk that investment of premiums received and reinvestment of maturing assets over the life of the policy will be at rates below those assumed in the original pricing of these contracts. For the annuities business, future policy benefits are comprised mainly of liabilities for life-contingent income annuities and liabilities for the variable annuity guaranteed minimum benefits that are accounted for as insurance. Other future policyholder benefits are comprised mainly of liabilities for disabled lives under disability waiver of premium policy provisions, and active life policies. In addition, for our other products, future policyholder benefits related to the reinsurance of our former Japan joint venture are comprised of liabilities for the variable annuity guaranteed minimum benefits that are accounted for as insurance.
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
Group Benefits
Policyholder account balances in this business are held for retained asset accounts, universal life policies, the fixed account of variable life insurance policies and specialized life insurance products for benefit programs. Policyholder account balances are credited interest at a rate we determine, which is influenced by current market rates. A sustained low interest rate environment could adversely impact liabilities and earnings as a result of the minimum credited rate guarantees present in most of these policyholder account balances. We have various interest rate derivative positions to partially mitigate the risks associated with such a scenario.

The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Group Benefits:

	June 30, 2018
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$4,799	$4,678
Equal to or greater than 2% but less than 4%	$1,798	$1,798
Equal to or greater than 4%	$741	$713
Retirement and Income Solutions
Policyholder account balances in this business are primarily comprised of funding agreements. Interest crediting rates vary by type of contract, and can be fixed or variable. Variable interest crediting rates are generally tied to an external index, most commonly (1-month or 3-month) London Interbank Offered Rate. We are exposed to interest rate risks, as well as foreign currency exchange rate risk, when guaranteeing payment of interest and return of principal at the contractual maturity date. We may invest in floating rate assets or enter into receive-floating interest rate swaps, also tied to external indices, as well as interest rate caps, to mitigate the impact of changes in market interest rates. We also mitigate our risks by applying various ALM strategies and seek to hedge all foreign currency exchange rate risk through the use of foreign currency hedges, including cross currency swaps.
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Retirement and Income Solutions:

	June 30, 2018
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$138	$—
Equal to or greater than 2% but less than 4%	$1,108	$121
Equal to or greater than 4%	$4,606	$4,596
Asia
Policyholder account balances in this segment are held largely for fixed income retirement and savings plans, fixed deferred annuities, interest sensitive whole life products, universal life and, to a lesser degree, liability amounts for unit-linked-type funds that do not meet the GAAP definition of separate accounts. Also included are certain liabilities for retirement and savings products sold in certain countries in Asia that generally are sold with minimum credited rate guarantees. Liabilities for guarantees on certain variable annuities in Asia are accounted for as embedded derivatives and recorded at estimated fair value and are also included within policyholder account balances. A sustained low interest rate environment could adversely impact liabilities and earnings as a result of the minimum credited rate guarantees present in most of these policyholder account balances. We mitigate our risks by applying various ALM strategies and with reinsurance. Liabilities for unit-linked-type funds are impacted by changes in the fair value of the associated underlying investments, as the return on assets is generally passed directly to the policyholder.

The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Asia:

	June 30, 2018
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Annuities
Greater than 0% but less than 2%	$23,981	$2,108
Equal to or greater than 2% but less than 4%	$1,207	$397
Equal to or greater than 4%	$2	$2
Life & Other
Greater than 0% but less than 2%	$9,612	$9,322
Equal to or greater than 2% but less than 4%	$23,156	$9,088
Equal to or greater than 4%	$279	$279
Latin America
Policyholder account balances in this segment are held largely for investment-type products and universal life products in Mexico and Chile, and deferred annuities in Brazil. Some of the deferred annuities in Brazil are unit-linked-type funds that do not meet the GAAP definition of separate accounts. The rest of the deferred annuities have minimum credited rate guarantees, which could adversely impact liabilities and earnings in a sustained low interest rate environment. Liabilities for unit-linked-type funds are impacted by changes in the fair value of the associated investments, as the return on assets is generally passed directly to the policyholder.
EMEA
Policyholder account balances in this segment are held mostly for universal life, deferred annuity, pension products, and unit-linked-type funds that do not meet the GAAP definition of separate accounts. They are also held for endowment products without significant mortality risk. A sustained low interest rate environment could adversely impact liabilities and earnings as a result of the minimum credited rate guarantees present in many of these policyholder account balances. We mitigate our risks by applying various ALM strategies. Liabilities for unit-linked-type funds are impacted by changes in the fair value of the associated investments, as the return on assets is generally passed directly to the policyholder.
MetLife Holdings
Life policyholder account balances are held for retained asset accounts, universal life policies, the fixed account of variable life insurance policies, and funding agreements. For annuities, policyholder account balances are held for fixed deferred annuities, the fixed account portion of variable annuities, non-life contingent income annuities, and embedded derivatives related to variable annuity guarantees. Interest is credited to the policyholder’s account at interest rates we determine which are influenced by current market rates, subject to specified minimums. A sustained low interest rate environment could adversely impact liabilities and earnings as a result of the minimum credited rate guarantees present in most of these policyholder account balances. We have various interest rate derivative positions to partially mitigate the risks associated with such a scenario. Additionally, for our other products, policyholder account balances are held for variable annuity guarantees assumed from a former operating joint venture in Japan that are accounted for as embedded derivatives.
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for the MetLife Holdings segment:

	June 30, 2018
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$1,608	$1,512
Equal to or greater than 2% but less than 4%	$19,149	$16,688
Equal to or greater than 4%	$8,245	$5,557

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
Certain guarantees, including portions thereof, accounted for as embedded derivatives, are recorded at estimated fair value and included in policyholder account balances. Guarantees accounted for as embedded derivatives include guaranteed minimum accumulation benefits (“GMABs”), and the non-life contingent portions of both GMWBs and GMIBs that do not require annuitization. The estimated fair values of guarantees accounted for as embedded derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees. The projections of future benefits and future fees require capital market and actuarial assumptions including expectations concerning policyholder behavior. A risk-neutral valuation methodology is used to project the cash flows from the guarantees under multiple capital market scenarios to determine an economic liability. The reported estimated fair value is then determined by taking the present value of these risk-free generated cash flows using a discount rate that incorporates a spread over the risk-free rate to reflect our nonperformance risk and adding a risk margin. For more information on the determination of estimated fair value, see Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements.
The table below presents the carrying value for guarantees at:

	Future Policy Benefits		Policyholder Account Balances
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
	(In millions)
Asia
GMDB	$44	$38	$—	$—
GMAB	—	—	21	19
GMWB	90	92	205	182
EMEA
GMDB	—	1	—	—
GMAB	—	—	13	15
GMWB	33	42	(88)	(90)
MetLife Holdings
GMDB	322	304	—	—
GMIB	606	581	(173)	(125)
GMAB	—	—	1	—
GMWB	107	183	342	322
Total	$1,202	$1,241	$321	$323

The carrying amounts for guarantees included in policyholder account balances above include nonperformance risk adjustments of $125 million and $130 million at June 30, 2018 and December 31, 2017, respectively. These nonperformance risk adjustments represent the impact of including a credit spread when discounting the underlying risk-neutral cash flows to determine the estimated fair values. The nonperformance risk adjustment does not have an economic impact on us as it cannot be monetized given the nature of these policyholder liabilities. The change in valuation arising from the nonperformance risk adjustment is not hedged.
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
The sections below provide further detail by total account value for certain of our most popular guarantees. Total account values include amounts not reported on the consolidated balance sheets from assumed business, Unit-linked investments that do not qualify for presentation as separate account assets, and amounts included in our general account. The total account values and the net amounts at risk include direct and assumed business, but exclude offsets from hedging or ceded reinsurance, if any.
GMDBs
We offer a range of GMDBs to our contractholders. The table below presents GMDBs, by benefit type, at June 30, 2018:

	Total Account Value (1)
	Asia & EMEA	MetLife Holdings
	(In millions)
Return of premium or five to seven year step-up	$7,196	$51,862
Annual step-up	—	3,501
Roll-up and step-up combination	—	6,197
Total	$7,196	$61,560
__________________

(1)
Total account value excludes $241 million for contracts with no GMDBs. Further, many of our annuity contracts offer more than one type of guarantee such that GMDB amounts listed above are not mutually exclusive to the amounts in the living benefit guarantees table below.

Based on total account value, less than 19% of our GMDBs included enhanced death benefits such as the annual step-up or roll-up and step-up combination products. We expect the above GMDB risk profile to be relatively consistent for the foreseeable future.

Living Benefit Guarantees
The table below presents our living benefit guarantees based on total account values at June 30, 2018:

	Total Account Value (1)
	Asia & EMEA	MetLife Holdings
	(In millions)
GMIB	$—	$23,674
GMWB - non-life contingent (2)	2,196	2,990
GMWB - life-contingent	3,469	10,458
GMAB	1,110	466
Total	$6,775	$37,588
__________________

(1)
Total account value excludes $24.2 billion for contracts with no living benefit guarantees. Further, many of our annuity contracts offer more than one type of guarantee such that living benefit guarantee amounts listed above are not mutually exclusive of the amounts in the GMDBs table above.

(2)	The Asia and EMEA segments include the non-life contingent portion of the GMWB total account value of $999 million with a guarantee at annuitization.
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
The table below presents our GMIB associated total account values, by their guaranteed payout basis, at June 30, 2018:

Total Account Value
(In millions)
7-year setback, 2.5% interest rate	$6,309
7-year setback, 1.5% interest rate	1,010
10-year setback, 1.5% interest rate	5,123
10-year mortality projection, 10-year setback, 1.0% interest rate	9,552
10-year mortality projection, 10-year setback, 0.5% interest rate	1,680
$23,674
The annuitization interest rates on GMIBs have been decreased from 2.5% to 0.5% over time, partially in response to the low interest rate environment, accompanied by an increase in the setback period from seven years to 10 years and the introduction of a 10-year mortality projection.
Additionally, 41% of the $23.7 billion of GMIB total account value has been invested in managed volatility funds as of June 30, 2018. These funds seek to manage volatility by adjusting the fund holdings within certain guidelines based on capital market movements. Such activity reduces the overall risk of the underlying funds while maintaining their growth opportunities. These risk mitigation techniques reduce or eliminate the need for us to manage the funds’ volatility through hedging or reinsurance.
Our GMIB products typically have a waiting period of 10 years to be eligible for annuitization. As of June 30, 2018, only 17% of our contracts with GMIBs were eligible for annuitization. The remaining contracts are not eligible for annuitization for an average of five years.

Once eligible for annuitization, contractholders would be expected to annuitize only if their contracts were in-the-money. We calculate in-the-moneyness with respect to GMIBs consistent with net amount at risk as discussed in Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements, by comparing the contractholders’ income benefits based on total account values and current annuity rates versus the guaranteed income benefits. The net amount at risk was $510 million at June 30, 2018, of which $306 million was related to GMIB guarantees. For those contracts with GMIB, the table below presents details of contracts that are in-the-money and out-of-the-money at June 30, 2018:

	In-the- Moneyness	Total Account Value	% of Total
	(In millions)
In-the-money	30% +	$287	1%
	20% to 30%	200	1%
	10% to 20%	402	2%
	0% to 10%	790	3%
		1,679
Out-of-the-money	-10% to 0%	1,731	7%
	-20% to -10%	3,189	14%
	-20% +	17,075	72%
		21,995
Total GMIBs		$23,674
Derivatives Hedging Variable Annuity Guarantees
Our risk mitigating hedging strategy uses various over-the-counter and exchange traded derivatives. The table below presents the gross notional amount, estimated fair value and primary underlying risk exposure of the derivatives hedging our variable annuity guarantees:

	Instrument Type	June 30, 2018			December 31, 2017
Primary Underlying Risk Exposure		Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Interest rate	Interest rate swaps	$8,344	$61	$15	$16,080	$433	$22
	Interest rate futures	1,949	—	5	3,060	1	4
	Interest rate options	1,862	313	—	10,173	486	11
Foreign currency exchange rate	Foreign currency forwards	1,715	12	37	2,288	5	36
Equity market	Equity futures	3,036	3	3	3,781	17	4
	Equity index options	9,627	392	666	9,546	383	690
	Equity variance swaps	4,661	53	200	4,661	54	199
	Equity total return swaps	1,014	13	18	1,117	—	41
	Total	$32,208	$847	$944	$50,706	$1,379	$1,007
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
Short-term Liquidity
We maintain a substantial short-term liquidity position, which was $11.4 billion and $10.0 billion at June 30, 2018 and December 31, 2017, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed, including amounts received in connection with securities lending, repurchase agreements, derivatives, and secured borrowings, as well as amounts held in the closed block.
Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets, which was $208.6 billion and $209.1 billion at June 30, 2018 and December 31, 2017, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, repurchase agreements, derivatives, regulatory deposits, the collateral financing arrangement, funding agreements and secured borrowings, as well as amounts held in the closed block.
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

	Six Months Ended June 30,
	2018	2017
	(In millions)
Sources:
Operating activities, net	$6,904	$5,499
Changes in policyholder account balances, net	1,882	2,467
Changes in payables for collateral under securities loaned and other transactions, net	1,633	1,205
Long-term debt issued	14	2,989
Financing element on certain derivative instruments and other derivative related transactions, net	12	—
Preferred stock issued, net of issuance costs	1,274	—
Other, net	85	—
Effect of change in foreign currency exchange rates on cash and cash equivalents	—	286
Total sources	11,804	12,446
Uses:
Investing activities, net	4,764	7,149
Long-term debt repaid	200	9
Collateral financing arrangement repaid	36	2,836
Financing element on certain derivative instruments and other derivative related transactions, net	—	94
Treasury stock acquired in connection with share repurchases	2,156	1,810
Dividends on preferred stock	52	52
Dividends on common stock	844	868
Other, net	—	186
Effect of change in foreign currency exchange rates on cash and cash equivalents	141	—
Total uses	8,193	13,004
Net increase (decrease) in cash and cash equivalents	$3,611	$(558)
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
Liquidity and Capital Sources
In addition to the general description of liquidity and capital sources in “— Summary of the Company’s Primary Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary sources of liquidity and capital. See Notes 3 and 9 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding financing transactions related to the Separation.
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
Preferred Stock
In June 2018, MetLife, Inc. issued 32,200 shares of 5.625% Non-Cumulative Preferred Stock, Series E (the “Series E preferred stock”) with a $0.01 par value per share and a liquidation preference of $25,000 per share, for aggregate net proceeds of $780 million.
In March 2018, MetLife, Inc. issued 500,000 shares of 5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D (the “Series D preferred stock”) with a $0.01 par value per share and a liquidation preference of $1,000 per share, for aggregate net proceeds of $494 million.
See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for further information.
Common Stock
During the six months ended June 30, 2018 and 2017, MetLife, Inc. issued 2,106,094 and 2,301,949 new shares of its common stock, respectively, for $80 million and $82 million, respectively, to satisfy various stock option exercises and other stock-based awards.
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

Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances
Certain of our domestic insurance subsidiaries are members of a regional FHLB. During the six months ended June 30, 2018 and 2017, we issued $11.9 billion and $10.0 billion, respectively, and repaid $12.1 billion and $10.0 billion, respectively, under funding agreements with certain regional FHLBs. At June 30, 2018 and December 31, 2017, total obligations outstanding under these funding agreements were $15.1 billion and $15.3 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report.
Federal Home Loan Bank Advance Agreements, Reported in Payables for Collateral Under Securities Loaned and Other Transactions
During the six months ended June 30, 2018, we issued $1.5 billion and repaid $1.0 billion, under advance agreements with a regional FHLB. There were no such transactions during the six months ended June 30, 2017. At June 30, 2018 and December 31, 2017, total obligations outstanding under these advance agreements were $800 million and $300 million, respectively. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements.
Special Purpose Entity Funding Agreements, Reported in Policyholder Account Balances
We issue fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the six months ended June 30, 2018 and 2017, we issued $23.4 billion and $21.8 billion, respectively, and repaid $24.3 billion and $22.0 billion, respectively, under such funding agreements. At June 30, 2018 and December 31, 2017, total obligations outstanding under these funding agreements were $33.3 billion and $34.2 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report.
Federal Agricultural Mortgage Corporation Funding Agreements, Reported in Policyholder Account Balances
We have issued funding agreements to a subsidiary of the Federal Agricultural Mortgage Corporation (“Farmer Mac”), as well as to certain SPEs that have issued debt securities for which payment of interest and principal is secured by such funding agreements, and such debt securities are also guaranteed as to payment of interest and principal by Farmer Mac. The obligations under all such funding agreements are secured by a pledge of certain eligible agricultural mortgage loans. During the six months ended June 30, 2018 and 2017, we issued $625 million and $1.0 billion, respectively, and repaid $625 million and $1.0 billion, respectively, under such funding agreements. At both June 30, 2018 and December 31, 2017, total obligations outstanding under these funding agreements were $2.6 billion. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report.
Credit and Committed Facilities
At June 30, 2018, we maintained a $3.0 billion unsecured revolving credit facility and certain committed facilities aggregating $3.3 billion. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
The unsecured revolving credit facility is used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At June 30, 2018, we had outstanding $467 million in letters of credit and no drawdowns against this facility. Remaining availability was $2.5 billion at June 30, 2018.
The committed facilities are used as collateral for certain of our affiliated reinsurance liabilities. At June 30, 2018, we had outstanding $2.8 billion in letters of credit and no drawdowns against these facilities. Remaining availability was $524 million at June 30, 2018. At June 30, 2018, Brighthouse was a beneficiary of $2.4 billion of letters of credit issued under a certain facility. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.
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

Outstanding Debt Under Global Funding Sources
The following table summarizes our outstanding debt, excluding long-term debt relating to CSEs, at:

	June 30, 2018	December 31, 2017
	(In millions)
Short-term debt (1)	$479	$477
Long-term debt (2)	$14,531	$15,680
Collateral financing arrangement	$1,085	$1,121
Junior subordinated debt securities	$3,146	$3,144
__________________

(1)
Includes $379 million and $377 million of debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at June 30, 2018 and December 31, 2017, respectively. Certain subsidiaries have pledged assets to secure this debt.

(2)
Includes $497 million and $523 million of debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at June 30, 2018 and December 31, 2017, respectively. Certain investment subsidiaries have pledged assets to secure this debt.

Debt and Facility Covenants
Certain of our debt instruments and committed facilities, as well as our unsecured revolving credit facility, contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all applicable financial covenants at June 30, 2018.
Liquidity and Capital Uses
In addition to the general description of liquidity and capital uses in “— Summary of the Company’s Primary Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary uses of liquidity and capital.
Common Stock Repurchases
On November 1, 2017 and May 22, 2018, MetLife, Inc. announced that its Board of Directors authorized $2.0 billion and $1.5 billion of common stock repurchases, respectively. Under these authorizations, MetLife, Inc. may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”)) and in privately negotiated transactions.
During the six months ended June 30, 2018 and 2017, MetLife, Inc. repurchased 45,540,491 shares and 34,354,967 shares, respectively, of common stock in open market purchases for $2.2 billion and $1.8 billion, respectively. In June 2018, MetLife, Inc. completed all common stock repurchases under the November 2017 authorization. At June 30, 2018, MetLife, Inc. had $1.1 billion remaining under the May 2018 common stock repurchase authorization.
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

Dividends
Preferred Stock Dividends
The declaration, record and payment dates, as well as per share and aggregate dividend amounts, for MetLife, Inc.’s preferred stock were as follows for the six months ended June 30, 2018 and 2017:

Declaration Date	Record Date	Payment Date	Preferred Stock Dividend
			Series A Per Share	Series A Aggregate	Series C Per Share	Series C Aggregate	Series D Per Share	Series D Aggregate	Series E Per Share	Series E Aggregate
			(In millions, except per share data)
May 15, 2018	May 31, 2018	June 15, 2018	$0.256	$7	$26.250	$39	$—	$—	$—	$—
March 5, 2018	February 28, 2018	March 15, 2018	$0.250	6	$—	—	$—	—	$—	—
				$13		$39		$—		$—

May 15, 2017	May 31, 2017	June 15, 2017	$0.256	$7	$26.250	$39	$—	$—	$—	$—
March 6, 2017	February 28, 2017	March 15, 2017	$0.250	6	$—	—	$—	—	$—	—
				$13		$39		$—		$—
Dividends are paid quarterly on MetLife, Inc.’s Floating Rate Non-Cumulative Preferred Stock, Series A. Dividends are paid semi-annually on MetLife, Inc.’s 5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C, commencing December 15, 2015 and ending June 15, 2020 and, thereafter, will be paid quarterly. Dividends will be paid semi-annually on MetLife, Inc.’s 5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D, commencing September 15, 2018 and ending March 15, 2028 and, thereafter, will be paid quarterly. Dividends will be paid quarterly on MetLife, Inc.’s 5.625% Non-Cumulative Preferred Stock, Series E, commencing September 15, 2018.
Common Stock Dividends
The declaration, record and payment dates, as well as per share and aggregate dividend amounts, for MetLife, Inc.’s common stock were as follows for the six months ended June 30, 2018 and 2017:

Declaration Date	Record Date	Payment Date	Common Stock Dividend
			Per Share	Aggregate
			(In millions, except per share data)
April 24, 2018	May 7, 2018	June 13, 2018	$0.420	$428
January 5, 2018	February 5, 2018	March 13, 2018	$0.400	416
				$844

April 25, 2017	May 8, 2017	June 13, 2017	$0.400	$431
January 6, 2017	February 6, 2017	March 13, 2017	$0.400	437
				$868
The declaration and payment of common stock dividends is subject to the discretion of our Board of Directors, and will depend on MetLife, Inc.’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries and other factors deemed relevant by the Board. See Note 15 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report for additional information. See also Note 16 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding a common stock dividend declared subsequent to June 30, 2018.

Dividend Restrictions
The payment of dividends is also subject to restrictions under the terms of our preferred stock and junior subordinated debentures in situations where we may be experiencing financial stress. See “Risk Factors — Capital-Related Risks — Legal and Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” in the 2017 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q in similarly named sections under the caption “Risk Factors,” Note 15 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report and Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements. If additional capital requirements are imposed on MetLife, Inc. as a global systemically important insurer (“G-SII”), its ability to pay dividends could be reduced. See “Business — Regulation — International Regulation — Other International and Global Regulatory Initiatives” in the 2017 Annual Report.
Collateral Financing Arrangement Repayments
During the six months ended June 30, 2018 and 2017, following regulatory approval, MetLife Reinsurance Company of Charleston, a wholly-owned subsidiary of MetLife, Inc., repurchased and canceled $36 million and $39 million, respectively, in aggregate principal amount of its surplus notes, which were reported in collateral financing arrangement on the consolidated balance sheets.
Debt Repurchases, Redemptions and Exchanges
We may from time to time seek to retire or purchase our outstanding debt through cash purchases, redemptions and/or exchanges for other securities, in open market purchases, redemptions, privately negotiated transactions or otherwise. Any such repurchases, redemptions or exchanges will be dependent upon several factors, including our liquidity requirements, contractual restrictions, general market conditions, and applicable regulatory, legal and accounting factors. Whether or not to repurchase or redeem any debt and the size and timing of any such repurchases or redemptions will be determined at our discretion.
In June 2018, MetLife, Inc. sold FVO Brighthouse Common Stock in exchange for $944 million in aggregate principal amount of its 6.817% senior notes due August 2018, 7.717% senior notes due February 2019 and 4.750% senior notes due February 2021, which MetLife Inc. canceled. In June 2018, MetLife, Inc. additionally purchased for cash and canceled $160 million of its 6.817% senior notes due August 2018. In July 2018, MetLife, Inc. issued a notice of redemption to the holders of the remaining $566 million aggregate principal amount of its 7.717% senior notes due February 2019, pursuant to which the Company will redeem these senior notes on August 15, 2018.
See Notes 3, 9 and 16 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information on these transactions.
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
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, property & casualty, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the MetLife Holdings segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. During the six months ended June 30, 2018 and 2017, general account surrenders and withdrawals from annuity products were $847 million and $733 million, respectively. In the Retirement and Income Solutions business within the U.S. segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the Retirement and Income Solutions business products that provide customers with limited rights to accelerate payments, at June 30, 2018 there were funding agreements totaling $168 million that could be put back to the Company.

Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At June 30, 2018 and December 31, 2017, we had received pledged cash collateral from counterparties of $4.5 billion and $5.0 billion, respectively. At June 30, 2018 and December 31, 2017, we had pledged cash collateral to counterparties of $360 million and $456 million, respectively. With respect to derivative contracts between two counterparties which are in a net liability position and have credit contingent provisions, a one-notch downgrade in the Company’s credit or financial strength rating, as applicable, would have required $11 million of additional collateral be provided to our counterparties as of June 30, 2018. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information about collateral pledged to us, collateral we pledge and derivatives subject to credit contingent provisions.
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
Securities Lending
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $19.2 billion and $19.4 billion at June 30, 2018 and December 31, 2017, respectively. Of these amounts, $4.0 billion and $3.8 billion at June 30, 2018 and December 31, 2017, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day, requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at June 30, 2018 was $4.0 billion, all of which were U.S. government and agency securities which, if put to us, could be immediately sold to satisfy the cash requirement. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements.
Repurchase Agreements
We participate in short-term repurchase agreements whereby securities are loaned to unaffiliated financial institutions. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under these repurchase agreements, we were liable for cash collateral under our control of $2.6 billion and $1.1 billion at June 30, 2018 and December 31, 2017, respectively. The estimated fair value of the securities on loan at June 30, 2018 was $2.6 billion which were primarily U.S. government and agency securities which, if put to us, could be immediately sold to satisfy the cash requirement. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements.
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
Liquid Assets
At June 30, 2018 and December 31, 2017, MetLife, Inc. and other MetLife holding companies had $5.4 billion and $5.7 billion, respectively, in liquid assets. Of these amounts, $4.3 billion and $4.1 billion were held by MetLife, Inc. and $1.1 billion and $1.6 billion were held by other MetLife holding companies at June 30, 2018 and December 31, 2017, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with derivatives and a collateral financing arrangement.

Liquid assets held in non-U.S. holding companies are generated in part through dividends from non-U.S. insurance operations. Such dividends are subject to local insurance regulatory requirements, as discussed in “— Liquidity and Capital Sources — Dividends from Subsidiaries.” The cumulative earnings of certain active non-U.S. operations have historically been reinvested indefinitely in such non-U.S. operations. Following a post-Separation review of our capital needs in the third quarter of 2017, we disclosed our intent to repatriate approximately $3.0 billion of pre-2017 earnings. See Note 18 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report for information on the taxation of such cumulative earnings. The Company repatriated $2.6 billion in the fourth quarter of 2017 and the remaining $400 million in the second quarter of 2018. As a result of U.S. Tax Reform, we expect to repatriate future foreign earnings back to the U.S. with minimal or no additional U.S. tax. See also Note 13 of the Notes to the Interim Condensed Consolidated Financial Statements.
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
The table below sets forth the dividends permitted to be paid in 2018 by MetLife, Inc.’s primary insurance subsidiaries without insurance regulatory approval and the respective dividends paid during the six months ended June 30, 2018:

Company	Paid (1)		Permitted Without Approval (2)
	(In millions)
Metropolitan Life Insurance Company	$1,705	(3)	$3,075
American Life Insurance Company	$1,500	(4)	$—
Metropolitan Property and Casualty Insurance Company	$—		$125
Metropolitan Tower Life Insurance Company (5)	$—		$73
General American Life Insurance Company (5)	$—		N/A
__________________

(1)	Reflects all amounts paid, including those requiring regulatory approval.

(2)
Reflects dividend amounts that may be paid during 2018 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2018, some or all of such dividends may require regulatory approval.

(3)
Represents an ordinary dividend of $1.0 billion and an extraordinary dividend of $705 million that was paid with regulatory approval. The extraordinary dividend was paid in cash with proceeds from the sale to an affiliate of certain property, equipment, leasehold improvements and computer software that were non-admitted by Metropolitan Life Insurance Company for statutory accounting purposes. The affiliate received a capital contribution in cash from MetLife, Inc. to fund the purchase.

(4)	Represents an extraordinary dividend.

(5)
In April 2018, Metropolitan Tower Life Insurance Company (“MTL”) merged with General American Life Insurance Company. The surviving entity of the merger was MTL, which re-domesticated from Delaware to Nebraska immediately prior to the merger. Effective as of the date of re-domestication, MTL is subject to the dividend restrictions under Nebraska law. See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information.

In addition to the amounts presented in the table above, for the six months ended June 30, 2018, MetLife, Inc. received cash of $20 million, representing a return of capital from a subsidiary.
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
Short-term Debt
MetLife, Inc. maintains a commercial paper program, the proceeds of which can be used to finance the general liquidity needs of MetLife, Inc. and its subsidiaries. MetLife, Inc. had no short-term debt outstanding at either June 30, 2018 or December 31, 2017.
Preferred Stock
For information on MetLife, Inc.’s preferred stock, see “— The Company — Liquidity and Capital Sources — Global Funding Sources — Preferred Stock” and “— The Company — Liquidity and Capital Uses — Dividends — Preferred Stock Dividends.”
Redenomination of Affiliated Long-term Debt
In May 2018, $500 million in senior notes previously issued by MetLife, Inc. to MLIC and other subsidiaries were redenominated to new 54.6 billion Japanese yen senior notes. The 54.6 billion Japanese yen senior notes mature in December 2021 and bear interest at a rate per annum of 3.14%, payable semi-annually.
In April 2018, $500 million in senior notes previously issued by MetLife, Inc. to MLIC and other subsidiaries were redenominated to new 53.7 billion Japanese yen senior notes. The 53.7 billion Japanese yen senior notes mature in July 2021 and bear interest at a rate per annum of 2.97%, payable semi-annually.
In March 2018, three senior notes previously issued by MetLife, Inc. to MLIC were redenominated to Japanese yen. A $500 million senior note was redenominated to a new 53.3 billion Japanese yen senior note. The 53.3 billion Japanese yen senior note matures in June 2019 and bears interest at a rate per annum of 1.45%, payable semi-annually. A $250 million senior note was redenominated to a new 26.5 billion Japanese yen senior note. The 26.5 billion Japanese yen senior note matures in October 2019 and bears interest at a rate per annum of 1.72%, payable semi-annually. A $250 million senior note was also redenominated to a new 26.5 billion Japanese yen senior note. The 26.5 billion Japanese yen senior note matures in September 2020 and bears interest at a rate per annum of 0.82%, payable semi-annually.
Credit and Committed Facilities
See “— The Company — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities” for further information regarding the unsecured revolving credit facility and these committed facilities.
The committed facilities are used as collateral for certain of the Company’s affiliated reinsurance liabilities. MetLife, Inc. is a party and/or guarantor to committed facilities of certain of its subsidiaries, which aggregated $3.3 billion at June 30, 2018.

Long-term Debt Outstanding
The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	June 30, 2018	December 31, 2017
	(In millions)
Long-term debt — unaffiliated	$13,474	$14,599
Long-term debt — affiliated	$1,938	$2,000
Junior subordinated debt securities	$2,455	$2,454
Debt and Facility Covenants
Certain of MetLife, Inc.’s debt instruments and committed facilities, as well as its unsecured revolving credit facility, contain various administrative, reporting, legal and financial covenants. MetLife, Inc. believes it was in compliance with all applicable financial covenants at June 30, 2018.
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
Affiliated Capital and Debt Transactions
During the six months ended June 30, 2018 and 2017, MetLife, Inc. invested a net amount of $713 million and $891 million, respectively, in various subsidiaries.
MetLife, Inc. lends funds, as necessary, to its subsidiaries and affiliates, some of which are regulated, to meet their capital requirements. MetLife, Inc. had loans to subsidiaries outstanding of $100 million at both June 30, 2018 and December 31, 2017.
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
Adjusted earnings is defined as adjusted revenues less adjusted expenses, net of income tax. Adjusted loss is defined as negative adjusted earnings. Adjusted earnings available to common shareholders is defined as adjusted earnings less preferred stock dividends.
Adjusted revenues and adjusted expenses
The financial measures of adjusted revenues and adjusted expenses focus on our primary businesses principally by excluding the impact of market volatility, which could distort trends, and revenues and costs related to non-core products and certain entities required to be consolidated under GAAP. Also, these measures exclude results of discontinued operations under GAAP and other businesses that have been or will be sold or exited by MetLife but do not meet the discontinued operations criteria under GAAP and are referred to as divested businesses. Divested businesses also includes the net impact of transactions with exited businesses that have been eliminated in consolidation under GAAP and costs relating to businesses that have been or will be sold or exited by MetLife that do not meet the criteria to be included in results of discontinued operations under GAAP. Adjusted revenues also excludes net investment gains (losses) and net derivative gains (losses). Adjusted expenses also excludes goodwill impairments.

The following additional adjustments are made to revenues, in the line items indicated, in calculating adjusted revenues:

•
Universal life and investment-type product policy fees excludes the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity GMIB fees (“GMIB Fees”);

•
Net investment income: (i) includes earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment, (ii) excludes post-tax adjusted earnings adjustments relating to insurance joint ventures accounted for under the equity method, (iii) excludes certain amounts related to contractholder-directed unit-linked investments, (iv) excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP and (v) includes distributions of profits from certain other limited partnership interests that were previously accounted for under the cost method, but are now accounted for at estimated fair value, where the change in estimated fair value is recognized in net investment gains (losses) for GAAP; and

•	Other revenues is adjusted for settlements of foreign currency earnings hedges and excludes fees received in association with services provided under transition service agreements (“TSA fees”).
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
Allocated equity:

•
Allocated equity is the portion of MetLife, Inc.’s common stockholders’ equity that management allocates to each of its segments and sub-segments based on local capital requirements and economic capital. See “— Economic Capital.” Allocated equity excludes the impact of accumulated other comprehensive income other than foreign currency translation adjustments.

The above measure represents a level of equity consistent with the view that, in the ordinary course of business, we do not plan to sell most investments for the sole purpose of realizing gains or losses. Also refer to the utilization of adjusted earnings and other financial measures based on adjusted earnings mentioned above.

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

Item 4. Controls and Procedures
Based on the Company’s review, MetLife, Inc.’s Chief Executive Officer (“CEO”) and former CFO identified material weaknesses in the design and operation of its internal control over financial reporting. Management concluded that the Company has not maintained effective controls over (i) the administrative and accounting practices relating to certain RIS group annuity reserves and the timely communication and escalation of issues regarding those reserves throughout the Company, and (ii) the calculation of reserves relating to variable annuity guarantees issued by a former operating joint venture in Japan and reinsured by the Company and included within MetLife Holdings. Management identified errors in reserve balances in connection with these material weaknesses. For more information on these reserve adjustments, see Note 1 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report.
While the Company is making progress toward remediating these material weaknesses (as described below under “Remediation Status of Reported Material Weaknesses”), the Company had not completed its remediation as of June 30, 2018.
Evaluation of Disclosure Controls and Procedures
Management, including the CEO and current CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2018. Solely because of the material weaknesses in internal control over financial reporting reported in the 2017 Annual Report, MetLife Inc.’s CEO and current CFO concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective.
Remediation Status of Reported Material Weaknesses
Management continues to execute its plan to remediate the material weaknesses. As of June 30, 2018, management had performed the following activities:
RIS Group Annuity Reserves:

•
The Company completed its examination and analysis of the facts and circumstances giving rise to the material weakness under the supervision of MetLife, Inc.’s CRO. The Company is addressing the examination findings through ongoing remediation. The Company believes the remediation plan remains appropriate;

•	The Company continued its enhanced search practices to identify, contact, and act upon responses from “unresponsive and missing” plan annuitants; and

•
The Company enhanced the internal controls associated with the internal communication and escalation governance process it implemented for the 2017 Form 10-K filing, as well as the Form 10-Q filing for the first quarter of 2018.

MetLife Holdings Assumed Variable Annuity Guarantee Reserves:

•
The Company completed the examination and analysis of the facts and circumstances giving rise to the material weakness under the supervision of the Chief Auditor. The Company is addressing the examination findings through ongoing remediation. The Company believes the remediation plan remains appropriate.

Management believes the remediation steps outlined above will strengthen the Company’s internal control over financial reporting. Management will test the ongoing operating effectiveness of all new and modified controls subsequent to implementation and consider the material weaknesses remediated after the applicable controls operate effectively for a sufficient period of time.
In addition, the Company continued to enhance the model risk management and data validation controls, policies and procedures. The Company will continue to evaluate, update and improve its internal control over financial reporting as management executes on its remediation plans.
Changes in Internal Control Over Financial Reporting
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(d) and 15d-15(d) that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Risks Related to the Material Weaknesses
The following updates and replaces the similar paragraph of the risk factor entitled “We Have Identified Material Weaknesses in Our Internal Control over Financial Reporting, Which Could Adversely Affect Our Business, Reputation, Results of Operations and Stock Price” included in the 2017 Annual Report.
We Have Identified Material Weaknesses in Our Internal Control over Financial Reporting, Which Could Adversely Affect Our Business, Reputation, Results of Operations and Stock Price
* * *
Our practices and procedures are evaluated periodically and from time to time may limit our efforts to contact all of our customers, which may result in delayed, untimely, or missed customer payments that may have a material adverse effect on the Company, including reputational harm. In addition, we cannot be certain that we will not identify additional control deficiencies or material weaknesses in the future. If we identify future control deficiencies or material weaknesses, these may lead to additional adverse effects on our business, our reputation, our results of operations, and the market price of our common stock.
Regulatory and Legal Risks
The following updates and replaces the similar paragraphs of similarly named sections of the risk factor entitled “Our Insurance, Pensions and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” included in the 2017 Annual Report.
Our Insurance, Pensions and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth
* * *
U.S. Regulation
* * *
ERISA and Fiduciary Considerations
* * *
The DOL issued regulations, which became for the most part applicable on June 9, 2017, before the regulations were formally vacated by the U.S. Court of Appeals for the Fifth Circuit when it issued its mandate on June 21, 2018. While the regulations were applicable, they substantially expanded the definition of “investment advice” and required an advisor to meet an impartial or “best interests” standard. This broadened the circumstances under which MetLife or its representatives, in providing investment advice with respect to ERISA plans, plan participants or IRAs, could be deemed a fiduciary under ERISA or the Code. The Court of Appeals also vacated the DOL amendments to certain of its prohibited transaction exemptions, and a new exemption that applied more onerous disclosure and contract requirements to, and increased fiduciary requirements and fiduciary liability exposure in respect of, certain transactions involving ERISA plans, plan participants and IRAs.

Further, on November 24, 2017 the NAIC issued an exposure draft of an expanded Suitability in Annuity Transactions Model Regulation, intended to result in the adoption of a “best interest” standard on a nationwide basis. In addition, on July 22, 2018, the NYDFS issued the final version of Insurance Regulation 187, which takes effect on August 1, 2019 and incorporates the “best interest” standard, as well as expands the scope of the regulations to include sales of life insurance policies and annuities to consumers. In addition, Insurance Regulation 187 may result in additional requirements on insurers and agents concerning both new and in-force annuity and life insurance products. We cannot be certain what impact the NAIC model regulation or Insurance Regulation 187 may have on our business, results of operations and financial condition. Separately, on April 18, 2018, the SEC proposed and opened for a 90-day public comment Regulation Best Interest, which would require broker-dealers to act in the best interest of “retail” customers, including participants in ERISA-covered plans and IRAs, when making a recommendation of any securities transaction or investment strategy involving securities.
We cannot predict what other proposals regulators may make or regulations they may adopt on these subjects, what legislation lawmakers may introduce or enact on these subjects, or what impact any such legislation or regulations may have on our business, product sales, results of operations and financial condition. For more information on the DOL regulations and related regulatory developments regarding the “best interest” standard, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — U.S. Regulation — ERISA and Fiduciary Considerations,” as well as “Business — Regulation — U.S. Regulation — ERISA and Fiduciary Considerations” included in the 2017 Annual Report.
* * *
Risks Related to Our Business
The following updates and replaces the similar paragraph of the risk factor entitled “Differences Between Actual Claims Experience and Underwriting and Reserving Assumptions May Adversely Affect Our Financial Results” included in the 2017 Annual Report.
Differences Between Actual Claims Experience and Underwriting and Reserving Assumptions May Adversely Affect Our Financial Results
* * *
Due to the nature of the underlying risks and the uncertainty associated with the determination of liabilities for future policy benefits and claims, we cannot determine precisely the amounts which we will ultimately pay to settle our liabilities. Such amounts may vary from the estimated amounts, particularly when those payments may not occur until well into the future. We evaluate our liabilities periodically based on accounting requirements, which change from time to time, the assumptions used to establish the liabilities, as well as our actual experience. Reserve estimates in some instances are affected by our operating practices and procedures that are used, among other things, to support our assumptions with respect to the Company’s obligations to its policyholders and contractholders. These practices and procedures include, among other things, obtaining, accumulating, and filtering data, and our use of technology, such as database analysis and electronic communications. To the extent that these practices and procedures do not accurately produce the data to support our assumptions or cause us to change our assumptions, or to the extent that enhanced technological tools become available to us, such assumptions and procedures, as well as our reserves, may require adjustment. Furthermore, to the extent that any of our operating practices and procedures do not accurately produce, or reproduce, data that we use to conduct any or all aspects of our business, such errors may negatively impact our business, reputation, results of operations, and financial condition. If the liabilities originally established for future benefit payments prove inadequate, we must increase them and/or reduce associated DAC and/or VOBA. Such adjustments could affect earnings negatively and have a material adverse effect on our business, results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities,” as well as “Business — Policyholder Liabilities” included in the 2017 Annual Report. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Deferred Policy Acquisition Costs and Value of Business Acquired,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivatives,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Consolidated Results — Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016 — Actuarial Assumption Review” included in the 2017 Annual Report for further information regarding the manner in which policyholder behavior and other events may differ from our assumptions and, thereby affect our financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Purchases of MetLife, Inc. common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended June 30, 2018 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 — April 30, 2018	7,630,398	$45.87	7,630,398	$370,341,406
May 1 — May 31, 2018	1,843,087	$47.00	1,843,087	$1,783,713,107
June 1 — June 30, 2018	14,661,679	$46.23	14,661,679	$1,105,866,681
Total	24,135,164		24,135,164
__________________

(1)	Except for the foregoing, there were no shares of MetLife, Inc. common stock repurchased by MetLife, Inc.

(2)
On November 1, 2017, MetLife, Inc. announced that its Board of Directors authorized $2.0 billion of common stock repurchases, and on May 22, 2018, MetLife, Inc. announced that its Board of Directors authorized additional common stock repurchases of $1.5 billion. In June 2018, MetLife, Inc. completed all repurchases under the November 2017 authorization. At June 30, 2018, MetLife, Inc. had $1.1 billion of common stock repurchases remaining under the May 2018 authorization. For more information on common stock repurchases, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Common Stock Repurchases,” and Note 16 of the Notes to the Interim Condensed Consolidated Financial Statements. See also “Risk Factors — Capital-Related Risks — Legal and Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” and Note 15 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report.

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

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

10.1	Letter Agreement entered May 4, 2018 between MetLife, Inc. and John McCallion.*	8-K	001-15787	10.1	May 7, 2018

10.2	Separation Agreement and General Release, effective June 12, 2018, between MetLife, Inc. and MetLife Group, Inc. and John C. R. Hele.*	8-K	001-15787	10.1	June 18, 2018

10.3	Executive Deferred Compensation Plan for Oscar Schmidt, effective July 1, 2009.*					X

10.4	Amendment Number One to the Executive Deferred Compensation Plan for Oscar Schmidt (effective July 1, 2009).*					X

10.5	Amendment Number Two to the Executive Deferred Compensation Plan for Oscar Schmidt (effective July 1, 2009).*					X

10.6	Amendment Number Three to the Executive Deferred Compensation Plan for Oscar Schmidt (effective July 1, 2009).*					X

10.7	Settlement Agreement & General Release, dated November 19, 2013, between MetLife Group, Inc. and Oscar Schmidt.*					X

10.8	Letter Agreement, dated April 25, 2018, between MetLife Inc. and Oscar Schmidt.*					X

10.9	General Release And Waiver, dated April 27, 2018, between MetLife Group, Inc. and Oscar Schmidt.*					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
______________

*Indicates management contracts or compensatory plans or arrangements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METLIFE, INC.

By:	/s/ William C. O’Donnell
Name: William C. O’Donnell Title: Executive Vice President and Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)
Date: August 7, 2018