Form 10-Q
period 2018-09-30
METLIFE INC
filed 2018-11-08
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
At October 31, 2018, 986,838,252 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

		Page
Part I — Financial Information
Item 1.	Financial Statements (Unaudited) (at September 30, 2018 and December 31, 2017 and for the Three Months and Nine Months Ended September 30, 2018 and 2017)
	Interim Condensed Consolidated Balance Sheets	3
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	4
	Interim Condensed Consolidated Statements of Equity	5
	Interim Condensed Consolidated Statements of Cash Flows	6
	Notes to the Interim Condensed Consolidated Financial Statements:
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	7
	Note 2 — Segment Information	14
	Note 3 — Dispositions	22
	Note 4 — Insurance	26
	Note 5 — Closed Block	28
	Note 6 — Investments	31
	Note 7 — Derivatives	46
	Note 8 — Fair Value	63
	Note 9 — Long-Term Debt	83
	Note 10 — Equity	83
	Note 11 — Other Expenses	91
	Note 12 — Employee Benefit Plans	92
	Note 13 — Income Tax	93
	Note 14 — Earnings Per Common Share	94
	Note 15 — Contingencies, Commitments and Guarantees	95
	Note 16 — Subsequent Events	101
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	102
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	182
Item 4.	Controls and Procedures	183

Part II — Other Information
Item 1.	Legal Proceedings	184
Item 1A.	Risk Factors	184
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	184
Item 6.	Exhibits	185

Signatures		186

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
Many factors will be important in determining the results of MetLife, Inc., its subsidiaries and affiliates. Forward-looking statements are based on our assumptions and current expectations, which may be inaccurate, and on the current economic environment, which may change. These statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict. Results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission. These factors include: (1) adverse effects which may arise in connection with the material weaknesses in our internal control over financial reporting or our failure to promptly remediate them; (2) difficult conditions in the global capital markets; (3) increased volatility and disruption of the global capital and credit markets, which may affect our ability to meet liquidity needs and access capital, including through our credit facilities, generate fee income and market-related revenue and finance statutory reserve requirements and may require us to pledge collateral or make payments related to declines in value of specified assets, including assets supporting risks ceded to certain of our captive reinsurers or hedging arrangements associated with those risks; (4) exposure to global financial and capital market risks, including as a result of the United Kingdom’s notice of withdrawal from the European Union or other disruption in global political, security or economic conditions; (5) impact on us of comprehensive financial services regulation reform; (6) numerous rulemaking initiatives required or permitted by the Dodd-Frank Wall Street Reform and Consumer Protection Act which may impact how we conduct our business, including those compelling the liquidation of certain financial institutions; (7) regulatory, legislative or tax changes relating to our insurance, international, or other operations that may affect the cost of, or demand for, our products or services, or increase the cost or administrative burdens of providing benefits to employees; (8) adverse results or other consequences from litigation, arbitration or regulatory investigations; (9) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (10) investment losses and defaults, and changes to investment valuations; (11) changes in assumptions related to investment valuations, deferred policy acquisition costs, deferred sales inducements, value of business acquired or goodwill; (12) impairments of goodwill and realized losses or market value impairments to illiquid assets; (13) defaults on our mortgage loans; (14) the defaults or deteriorating credit of other financial institutions that could adversely affect us; (15) economic, political, legal, currency and other risks relating to our international operations, including with respect to fluctuations of exchange rates; (16) downgrades in our claims paying ability, financial strength or credit ratings; (17) a deterioration in the experience of the closed block established in connection with the reorganization of Metropolitan Life Insurance Company; (18) availability and effectiveness of reinsurance, hedging or indemnification arrangements, as well as any default or failure of counterparties to perform; (19) differences between actual claims experience and underwriting and reserving assumptions; (20) ineffectiveness of risk management policies and procedures; (21) catastrophe losses; (22) increasing cost and limited market capacity for statutory life insurance reserve financings; (23) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, and for personnel; (24) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity, and any adjustment for nonperformance risk; (25) our ability to address difficulties, unforeseen liabilities, asset impairments, or rating agency actions arising from (a) business acquisitions and integrating and managing the growth of such acquired businesses, (b) dispositions of businesses via sale, initial public offering, spin-off or otherwise, including failure to achieve projected operational benefits from such transactions and any restrictions, liabilities, losses or indemnification obligations arising from any transitional services or tax arrangements related to the separation of any business, or from the failure of such a separation to qualify for any intended tax-free treatment, (c) entry into joint ventures, or (d) legal entity reorganizations; (26) unanticipated or adverse developments that could adversely affect our achieving expected operational or other benefits from the separation of Brighthouse Financial, Inc. and its subsidiaries (“Brighthouse”); (27) liabilities, losses or indemnification obligations arising from our transitional services, investment management or tax arrangements or other agreements with Brighthouse; (28) failure of the separation of Brighthouse to qualify for intended tax-free treatment; (29) legal, regulatory and other restrictions affecting MetLife, Inc.’s ability to pay dividends and repurchase common stock; (30) MetLife, Inc.’s and its subsidiary holding companies’ primary reliance, as holding companies, on dividends from subsidiaries to meet free cash flow targets and debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (31) the possibility that MetLife, Inc.’s Board of Directors may influence the outcome of stockholder votes through the voting provisions of the MetLife Policyholder Trust; (32) changes in accounting standards, practices and/or policies; (33) increased expenses relating to pension and postretirement benefit plans, as well as health care and other employee benefits; (34) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (35) difficulties in marketing and distributing products through our distribution channels; (36) provisions of laws and our incorporation documents that may delay, deter or prevent takeovers and corporate combinations involving MetLife; (37) the effects of business disruption or economic contraction due to disasters such as terrorist attacks, cyberattacks, other hostilities, or natural catastrophes, including any related impact on the value of our investment portfolio, our disaster recovery systems, cyber- or other information security systems and management continuity planning; (38) any failure to protect the confidentiality of client information; (39) the effectiveness of our programs and practices in avoiding giving our associates incentives to take excessive risks; (40) the impact of technological changes on our businesses; and (41) other risks and uncertainties described from time to time in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission.
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

Part I — Financial Information
Item 1. Financial Statements
MetLife, Inc.
Interim Condensed Consolidated Balance Sheets
September 30, 2018 and December 31, 2017 (Unaudited)
(In millions, except share and per share data)

	September 30, 2018	December 31, 2017
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $293,268 and $286,069, respectively)	$304,840	$308,931
Equity securities, at estimated fair value	1,479	2,513
Contractholder-directed equity securities and fair value option securities, at estimated fair value (includes $5 and $6, respectively, relating to variable interest entities)	13,540	16,745
Mortgage loans (net of valuation allowances of $336 and $314, respectively; includes $323 and $520, respectively, under the fair value option)	72,461	68,731
Policy loans	9,703	9,669
Real estate and real estate joint ventures (includes $631 and $25, respectively, of real estate held-for-sale)	9,977	9,637
Other limited partnership interests	6,374	5,708
Short-term investments, principally at estimated fair value	5,231	4,870
Other invested assets (includes $128 and $125, respectively, relating to variable interest entities)	16,336	17,263
Total investments	439,941	444,067
Cash and cash equivalents, principally at estimated fair value (includes $10 and $12, respectively, relating to variable interest entities)	12,490	12,701
Accrued investment income	3,691	3,524
Premiums, reinsurance and other receivables (includes $3 and $3, respectively, relating to variable interest entities)	19,820	18,423
Deferred policy acquisition costs and value of business acquired	19,160	18,419
Goodwill	9,440	9,590
Other assets (includes $2 and $2, respectively, relating to variable interest entities)	8,493	8,167
Separate account assets	185,416	205,001
Total assets	$698,451	$719,892
Liabilities and Equity
Liabilities
Future policy benefits	$185,476	$177,974
Policyholder account balances	184,094	182,518
Other policy-related balances	16,207	15,515
Policyholder dividends payable	709	682
Policyholder dividend obligation	456	2,121
Payables for collateral under securities loaned and other transactions	26,075	25,723
Short-term debt	290	477
Long-term debt (includes $5 and $6, respectively, at estimated fair value, relating to variable interest entities)	13,408	15,686
Collateral financing arrangement	1,073	1,121
Junior subordinated debt securities	3,146	3,144
Current income tax payable	166	311
Deferred income tax liability	4,924	6,767
Other liabilities (includes $1 and $3, respectively, relating to variable interest entities)	25,202	23,982
Separate account liabilities	185,416	205,001
Total liabilities	646,642	661,022
Contingencies, Commitments and Guarantees (Note 15)
Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $3,405 and $2,100 aggregate liquidation preference, respectively	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,171,428,557 and 1,168,710,101 shares issued, respectively; 986,644,069 and 1,043,588,396 shares outstanding, respectively	12	12
Additional paid-in capital	32,475	31,111
Retained earnings	27,331	26,527
Treasury stock, at cost; 184,784,488 and 125,121,705 shares, respectively	(9,193)	(6,401)
Accumulated other comprehensive income (loss)	1,000	7,427
Total MetLife, Inc.’s stockholders’ equity	51,625	58,676
Noncontrolling interests	184	194
Total equity	51,809	58,870
Total liabilities and equity	$698,451	$719,892
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Nine Months Ended September 30, 2018 and 2017 (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Premiums	$10,242	$10,876	$34,573	$29,421
Universal life and investment-type product policy fees	1,343	1,428	4,105	4,152
Net investment income	4,486	4,295	12,704	12,909
Other revenues	479	301	1,428	935
Net investment gains (losses)	117	(606)	(443)	(414)
Net derivative gains (losses)	(378)	(123)	(88)	(535)
Total revenues	16,289	16,171	52,279	46,468
Expenses
Policyholder benefits and claims	10,080	10,728	33,664	29,018
Interest credited to policyholder account balances	1,334	1,338	3,527	4,081
Policyholder dividends	327	302	933	925
Other expenses	3,469	3,318	10,319	9,869
Total expenses	15,210	15,686	48,443	43,893
Income (loss) from continuing operations before provision for income tax	1,079	485	3,836	2,575
Provision for income tax expense (benefit)	164	(398)	770	(116)
Income (loss) from continuing operations, net of income tax	915	883	3,066	2,691
Income (loss) from discontinued operations, net of income tax	—	(968)	—	(986)
Net income (loss)	915	(85)	3,066	1,705
Less: Net income (loss) attributable to noncontrolling interests	3	6	10	12
Net income (loss) attributable to MetLife, Inc.	912	(91)	3,056	1,693
Less: Preferred stock dividends	32	6	84	58
Net income (loss) available to MetLife, Inc.’s common shareholders	$880	$(97)	$2,972	$1,635
Comprehensive income (loss)	$(940)	$(192)	$(4,273)	$4,668
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	2	10	10	16
Comprehensive income (loss) attributable to MetLife, Inc.	$(942)	$(202)	$(4,283)	$4,652

Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders:
Basic	$0.89	$0.82	$2.93	$2.44
Diluted	$0.88	$0.81	$2.91	$2.42
Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$0.89	$(0.09)	$2.93	$1.52
Diluted	$0.88	$(0.09)	$2.91	$1.51
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Equity
For the Nine Months Ended September 30, 2018 and 2017 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$—	$12	$31,111	$26,527	$(6,401)	$7,427	$58,676	$194	$58,870
Cumulative effects of changes in accounting principles, net of income tax (Note 1)				(905)		912	7		7
Balance at January 1, 2018	—	12	31,111	25,622	(6,401)	8,339	58,683	194	58,877
Preferred stock issuance			1,274				1,274		1,274
Treasury stock acquired in connection with share repurchases					(2,792)		(2,792)		(2,792)
Stock-based compensation			90				90		90
Dividends on preferred stock				(84)			(84)		(84)
Dividends on common stock				(1,263)			(1,263)		(1,263)
Change in equity of noncontrolling interests							—	(20)	(20)
Net income (loss)				3,056			3,056	10	3,066
Other comprehensive income (loss), net of income tax						(7,339)	(7,339)	—	(7,339)
Balance at September 30, 2018	$—	$12	$32,475	$27,331	$(9,193)	$1,000	$51,625	$184	$51,809

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016, as previously reported	$—	$12	$30,944	$34,480	$(3,474)	$5,347	$67,309	$171	$67,480
Prior period revisions (Note 1)				203		19	222		222
Balance at December 31, 2016	—	12	30,944	34,683	(3,474)	5,366	67,531	171	67,702
Treasury stock acquired in connection with share repurchases					(2,305)		(2,305)		(2,305)
Stock-based compensation			122				122		122
Dividends on preferred stock				(58)			(58)		(58)
Dividends on common stock				(1,295)			(1,295)		(1,295)
Distribution of Brighthouse (Note 3)				(10,346)		(1,320)	(11,666)		(11,666)
Change in equity of noncontrolling interests							—	43	43
Net income (loss)				1,693			1,693	12	1,705
Other comprehensive income (loss), net of income tax						2,959	2,959	4	2,963
Balance at September 30, 2017	$—	$12	$31,066	$24,677	$(5,779)	$7,005	$56,981	$230	$57,211
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2018 and 2017 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2018	2017
Net cash provided by (used in) operating activities	$10,437	$10,233
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	78,227	66,544
Equity securities	323	904
Mortgage loans	6,878	6,721
Real estate and real estate joint ventures	561	689
Other limited partnership interests	514	882
Purchases of:
Fixed maturity securities available-for-sale	(84,014)	(76,010)
Equity securities	(118)	(705)
Mortgage loans	(10,624)	(9,988)
Real estate and real estate joint ventures	(912)	(1,078)
Other limited partnership interests	(1,047)	(1,064)
Cash received in connection with freestanding derivatives	3,130	4,890
Cash paid in connection with freestanding derivatives	(3,745)	(7,404)
Cash disposed due to distribution of Brighthouse	—	(663)
Purchases of businesses	—	(211)
Net change in policy loans	(62)	(16)
Net change in short-term investments	(301)	(209)
Net change in other invested assets	174	(184)
Other, net	24	(256)
Net cash provided by (used in) investing activities	(10,992)	(17,158)
Cash flows from financing activities
Policyholder account balances:
Deposits	72,037	67,565
Withdrawals	(67,869)	(62,233)
Net change in payables for collateral under securities loaned and other transactions	719	2,316
Long-term debt issued	24	3,657
Long-term debt repaid	(1,311)	(60)
Collateral financing arrangements repaid	(48)	(2,852)
Distribution of Brighthouse	—	(2,793)
Financing element on certain derivative instruments and other derivative related transactions, net	(15)	(109)
Treasury stock acquired in connection with share repurchases	(2,792)	(2,305)
Preferred stock issued, net of issuance costs	1,274	—
Dividends on preferred stock	(84)	(58)
Dividends on common stock	(1,263)	(1,295)
Other, net	(141)	(144)
Net cash provided by (used in) financing activities	531	1,689
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(187)	382
Change in cash and cash equivalents	(211)	(4,854)
Cash and cash equivalents, beginning of period	12,701	17,877
Cash and cash equivalents, end of period	$12,490	$13,023
Cash and cash equivalents, of disposed subsidiary, beginning of period	$—	$5,226
Cash and cash equivalents, of disposed subsidiary, end of period	$—	$—
Cash and cash equivalents, from continuing operations, beginning of period	$12,701	$12,651
Cash and cash equivalents, from continuing operations, end of period	$12,490	$13,023

Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$809	$806
Income tax	$695	$633
Non-cash transactions:
Fixed maturity securities available-for-sale received in connection with pension risk transfer transaction	$3,016	$—
Brighthouse common stock exchange transaction (Note 3):
Reduction of long-term debt	$944	$—
Reduction of fair value option securities	$1,030	$—
Disposal of Brighthouse
Assets disposed	$—	$225,502
Liabilities disposed	—	(210,999)
Net assets disposed	$—	$14,503
Cash disposed	—	(3,456)
Net non-cash disposed	$—	$11,047
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
A summary of the revisions to prior year periods’ net income (loss) available to MetLife, Inc.’s common shareholders is shown in the table below:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017
	(In millions)
Assumed variable annuity guarantee reserves	$67	$128
Group annuity reserves	(12)	(30)
Other revisions to continuing operations, net	(71)	(5)
Impact to income (loss) from continuing operations before provision for income tax	(16)	93
Provision for income tax expense (benefit)	(6)	32
Impact to income (loss) from continuing operations, net of income tax	(10)	61
Other revisions to discontinued operations, net of income tax	—	3
Impact to net income (loss) available to MetLife, Inc.’s common shareholders	$(10)	$64

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

The impact of the revisions is shown in the tables below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	As Previously Reported	Revisions	As Revised	As Previously Reported	Revisions	As Revised
	(In millions, except per share data)
Revenues
Net investment gains (losses)	$(606)	$—	$(606)	$(439)	$25	$(414)
Net derivative gains (losses)	$(190)	$67	$(123)	$(663)	$128	$(535)
Total revenues	$16,104	$67	$16,171	$46,315	$153	$46,468
Expenses
Policyholder benefits and claims	$10,645	$83	$10,728	$28,923	$95	$29,018
Other expenses	$3,318	$—	$3,318	$9,904	$(35)	$9,869
Total expenses	$15,603	$83	$15,686	$43,833	$60	$43,893
Income (loss) from continuing operations before provision for income tax	$501	$(16)	$485	$2,482	$93	$2,575
Provision for income tax expense (benefit)	$(392)	$(6)	$(398)	$(148)	$32	$(116)
Income (loss) from continuing operations, net of income tax	$893	$(10)	$883	$2,630	$61	$2,691
Income (loss) from discontinued operations, net of income tax	$(968)	$—	$(968)	$(989)	$3	$(986)
Net income (loss)	$(75)	$(10)	$(85)	$1,641	$64	$1,705
Net income (loss) attributable to MetLife, Inc.	$(81)	$(10)	$(91)	$1,629	$64	$1,693
Net income (loss) available to MetLife, Inc.’s common shareholders	$(87)	$(10)	$(97)	$1,571	$64	$1,635
Comprehensive income (loss)	$(182)	$(10)	$(192)	$4,623	$45	$4,668
Comprehensive income (loss) attributable to MetLife, Inc.	$(192)	$(10)	$(202)	$4,607	$45	$4,652
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders:
Basic	$0.83	$(0.01)	$0.82	$2.38	$0.06	$2.44
Diluted	$0.82	$(0.01)	$0.81	$2.36	$0.06	$2.42
Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$(0.08)	$(0.01)	$(0.09)	$1.46	$0.06	$1.52
Diluted	$(0.08)	$(0.01)	$(0.09)	$1.45	$0.06	$1.51

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Interim Condensed Consolidated Statements of Equity	As Previously Reported	Revisions	As Revised
	(In millions)
Retained Earnings
Balance at December 31, 2016	$34,480	$203	$34,683
Net income (loss)	$1,629	$64	$1,693
Balance at September 30, 2017	$24,410	$267	$24,677
Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2016	$5,347	$19	$5,366
Other comprehensive income (loss), net of income tax	$2,978	$(19)	$2,959
Balance at September 30, 2017	$7,005	$—	$7,005
Total MetLife, Inc.’s Stockholders’ Equity
Balance at December 31, 2016	$67,309	$222	$67,531
Balance at September 30, 2017	$56,714	$267	$56,981
Total Equity
Balance at December 31, 2016	$67,480	$222	$67,702
Balance at September 30, 2017	$56,944	$267	$57,211
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
For the three months and nine months ended September 30, 2018, the Company identified $329 million and $979 million, respectively, of revenue streams within the scope of the guidance that are all included within other revenues on the interim condensed consolidated statements of operations and comprehensive income (loss). Such amounts primarily consisted of: (i) prepaid legal plans and administrative-only contracts within the U.S. segment of $127 million and $382 million for the three months and nine months ended September 30, 2018, respectively, (ii) distribution and administrative services fees within the MetLife Holdings segment of $56 million and $170 million for the three months and nine months ended September 30, 2018, respectively, and (iii) fee-based investment management services within Corporate & Other of $74 million and $219 million for the three months and nine months ended September 30, 2018, respectively.
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
Future Adoption of New Accounting Pronouncements
In October 2018, the Financial Accounting Standards Board (“FASB”) issued new guidance on consolidation (Accounting Standards Update (“ASU”) 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities). The new guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years and should be applied retrospectively with a cumulative effect adjustment to retained earnings at the beginning of the earliest period presented. Early adoption is permitted. The new guidance provides that indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decisionmakers and service providers are variable interests. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
In October 2018, the FASB issued new guidance regarding derivatives (ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes). The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years and should be applied prospectively for qualifying new or redesignated hedging relationships entered into after January 1, 2019. The amendments permit the use of the overnight index swap rate based on the Secured Overnight Financing Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
In August 2018, the FASB issued new guidance on implementation costs in a cloud computing arrangement that is a service contract (ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract). The new guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The new guidance can be applied either prospectively to eligible costs incurred on or after the guidance is first applied, or retrospectively to all periods presented. The new guidance requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance to determine which implementation costs to capitalize as assets. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
In August 2018, the FASB issued new guidance on defined benefit pension or other postretirement plans (ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans). The new guidance is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The new guidance should be applied on a retrospective basis to all periods presented. The new guidance modifies and clarifies certain disclosure requirements. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
In August 2018, the FASB issued new guidance on fair value measurement (ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement). The new guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The guidance modifies the disclosure requirements on fair value by removing some requirements, modifying others, adding changes in unrealized gains and losses included in other comprehensive income (loss) (“OCI”) for recurring Level 3 fair value measurements, and providing the option to disclose certain other quantitative information with respect to significant unobservable inputs in lieu of a weighted average. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

In August 2018, the FASB issued new guidance on long-duration insurance contracts (ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts). The new guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with required retrospective application to January 1, 2019. Early adoption is permitted. The new guidance (i) prescribes the discount rate to be used in measuring the liability for future policy benefits for traditional and limited payment long-duration contracts, and requires assumptions for those liability valuations to be updated after contract inception, (ii) requires more market-based product guarantees on certain separate account and other account balance long-duration contracts to be accounted for at fair value, (iii) simplifies the amortization of deferred policy acquisition costs (“DAC”) for virtually all long-duration contracts, and (iv) introduces certain financial statement presentation requirements, as well as significant additional quantitative and qualitative disclosures. The Company has just begun its implementation efforts and is currently evaluating the impact of the new guidance. Given the nature and extent of the required changes to a significant portion of the Company’s operations, the adoption of this standard is expected to have a material impact on the consolidated financial statements.
In August 2017, the FASB issued new guidance on hedging activities (ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities). The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years and should be applied on a modified retrospective basis through a cumulative effect adjustment to retained earnings. Early adoption is permitted. The new guidance simplifies the application of hedge accounting in certain situations and amends the hedge accounting model to enable entities to better portray the economics of their risk management activities in their financial statements. Upon the adoption of ASU 2017-12, the Company will make certain changes to its assessment of hedge effectiveness for fair value hedging relationships, and the Company will also reclassify hedge ineffectiveness for cash flow hedging relationships existing as of the adoption date, which was previously recorded to earnings, to AOCI. The estimated impact of adoption is a decrease to retained earnings of approximately $100 million to $250 million.
In March 2017, the FASB issued new guidance on purchased callable debt securities (ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities). The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years and should be applied on a modified retrospective basis through a cumulative effect adjustment to retained earnings. Early adoption is permitted. The ASU shortens the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date. However, the new guidance does not require an accounting change for securities held at a discount whose discount continues to be amortized to maturity. The Company does not expect the adoption to have a material impact on its consolidated financial statements.
In January 2017, the FASB issued new guidance on goodwill impairment (ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment). The new guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The new guidance simplifies the current two-step goodwill impairment test by eliminating Step 2 of the test. See Note 11 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report for a description of the two-step test. The new guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. The Company expects the adoption of this new guidance will reduce the complexity involved with the evaluation of goodwill for impairment. The impact of the new guidance will depend on the outcomes of future goodwill impairment tests.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

In June 2016, the FASB issued new guidance on measurement of credit losses on financial instruments (ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments). The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For substantially all financial assets, the ASU should be applied on a modified retrospective basis through a cumulative effect adjustment to retained earnings. For previously impaired debt securities and certain debt securities acquired with evidence of credit quality deterioration since origination, the new guidance should be applied prospectively. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This ASU replaces the incurred loss impairment methodology with one that reflects expected credit losses. The measurement of expected credit losses should be based on historical loss information, current conditions, and reasonable and supportable forecasts. The new guidance requires that an other-than-temporary impairment (“OTTI”) on a debt security will be recognized as an allowance going forward, such that improvements in expected future cash flows after an impairment will no longer be reflected as a prospective yield adjustment through net investment income, but rather a reversal of the previous impairment and recognized through realized investment gains and losses. The guidance also requires enhanced disclosures. The Company has assessed the asset classes impacted by the new guidance and is currently assessing the accounting and reporting system changes that will be required to comply with the new guidance. The Company believes that the most significant impact upon adoption will be to its mortgage loan investments. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
In February 2016, the FASB issued new guidance on leasing transactions (ASU 2016-02, Leases (Topic 842)). The new guidance is effective for the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The new guidance requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. Leases would be classified as finance or operating leases and both types of leases will be recognized on the balance sheet. Lessor accounting will remain largely unchanged from current guidance except for certain targeted changes. The new guidance will also require new qualitative and quantitative disclosures. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, amending certain aspects of the new leases standard. Also in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides lessors with a practical expedient not to separate lease and non-lease components for certain operating leases and with an additional transition method.
The Company will adopt the new guidance under ASU 2016-02 and related amendments on January 1, 2019 and expects to elect certain practical expedients permitted under the transition guidance. In addition, the Company expects to elect the transition option, which allows the Company to use the modified retrospective transition method and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption but does not require restatement of prior periods. The Company has developed an integrated implementation plan and formed a multi-functional working group with a project governance structure to address any resource, system, data and process gaps related to the implementation of the new standard. The Company is currently in the process of integrating a lease accounting technology solution and developing updated reporting processes and internal controls to facilitate compliance with the new guidance.
While the Company is in the process of evaluating the impact of this guidance on its consolidated financial statements, the Company believes the most significant changes relate to (i) the recognition of new right of use assets and lease liabilities on the consolidated balance sheet for real estate operating leases; and (ii) the recognition of deferred gains associated with previous sale-leaseback transactions as a cumulative effect adjustment to retained earnings. On adoption, the Company expects to recognize additional operating liabilities, with corresponding right of use assets of the same amount adjusted for prepaid/deferred rent, unamortized initial direct costs and potential impairment of right of use assets based on the present value of the remaining minimum rental payments. These assets and liabilities are expected to represent less than 1% of the Company’s total assets and total liabilities, and the Company does not expect the adoption to have a material impact on its consolidated financial statements.
2. Segment Information
MetLife is organized into five segments: U.S.; Asia; Latin America; EMEA; and MetLife Holdings. In addition, the Company reports certain of its results of operations in Corporate & Other.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

U.S.
The U.S. segment offers a broad range of protection products and services aimed at serving the financial needs of customers throughout their lives. These products are sold to corporations and their respective employees, other institutions and their respective members, as well as individuals. The U.S. segment is organized into three businesses: Group Benefits, Retirement and Income Solutions (“RIS”) and Property & Casualty.

•
The Group Benefits business offers insurance products and services which include life, dental, group short- and long-term disability, individual disability, accidental death and dismemberment, vision and accident & health coverages, as well as prepaid legal plans. This business also sells administrative services-only arrangements to some employers.

•
The RIS business offers a broad range of annuity and investment products, including stable value and pension risk transfer products, institutional income annuities, tort settlements, capital market investment products, as well as postretirement benefits and company-, bank- or trust-owned life insurance.

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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and nine months ended September 30, 2018 and 2017. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended September 30, 2018	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$6,431	$1,689	$692	$514	$949	$(33)	$10,242	$—	$10,242
Universal life and investment-type product policy fees	252	428	229	105	286	—	1,300	43	1,343
Net investment income	1,787	830	339	73	1,375	58	4,462	24	4,486
Other revenues	206	12	7	15	70	86	396	83	479
Net investment gains (losses)	—	—	—	—	—	—	—	117	117
Net derivative gains (losses)	—	—	—	—	—	—	—	(378)	(378)
Total revenues	8,676	2,959	1,267	707	2,680	111	16,400	(111)	16,289
Expenses
Policyholder benefits and claims and policyholder dividends	6,219	1,354	670	281	1,766	(38)	10,252	155	10,407
Interest credited to policyholder account balances	457	381	102	24	238	—	1,202	132	1,334
Capitalization of DAC	(116)	(478)	(97)	(109)	(8)	(2)	(810)	—	(810)
Amortization of DAC and VOBA	128	366	5	110	13	2	624	108	732
Amortization of negative VOBA	—	(4)	(1)	(2)	—	—	(7)	—	(7)
Interest expense on debt	2	—	2	—	2	246	252	15	267
Other expenses	982	943	351	333	264	314	3,187	100	3,287
Total expenses	7,672	2,562	1,032	637	2,275	522	14,700	510	15,210
Provision for income tax expense (benefit)	209	131	65	15	78	(206)	292	(128)	164
Adjusted earnings	$795	$266	$170	$55	$327	$(205)	1,408
Adjustments to:
Total revenues							(111)
Total expenses							(510)
Provision for income tax (expense) benefit							128
Income (loss) from continuing operations, net of income tax							$915		$915

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended September 30, 2017	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$6,987	$1,696	$701	$527	$989	$13	$10,913	$(37)	$10,876
Universal life and investment-type product policy fees	247	458	229	109	349	—	1,392	36	1,428
Net investment income	1,602	762	299	77	1,390	26	4,156	139	4,295
Other revenues	197	11	7	(2)	37	65	315	(14)	301
Net investment gains (losses)	—	—	—	—	—	—	—	(606)	(606)
Net derivative gains (losses)	—	—	—	—	—	—	—	(123)	(123)
Total revenues	9,033	2,927	1,236	711	2,765	104	16,776	(605)	16,171
Expenses
Policyholder benefits and claims and policyholder dividends	6,916	1,223	640	282	1,732	7	10,800	230	11,030
Interest credited to policyholder account balances	376	349	99	26	255	—	1,105	233	1,338
Capitalization of DAC	(126)	(420)	(94)	(109)	(14)	(2)	(765)	4	(761)
Amortization of DAC and VOBA	118	424	—	78	(70)	3	553	73	626
Amortization of negative VOBA	—	(24)	(1)	(5)	—	—	(30)	(2)	(32)
Interest expense on debt	2	—	1	—	2	279	284	—	284
Other expenses	933	905	377	347	322	237	3,121	80	3,201
Total expenses	8,219	2,457	1,022	619	2,227	524	15,068	618	15,686
Provision for income tax expense (benefit)	275	156	51	21	174	(90)	587	(985)	(398)
Adjusted earnings	$539	$314	$163	$71	$364	$(330)	1,121
Adjustments to:
Total revenues							(605)
Total expenses							(618)
Provision for income tax (expense) benefit							985
Income (loss) from continuing operations, net of income tax							$883		$883

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Nine Months Ended September 30, 2018	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$22,950	$5,091	$2,079	$1,611	$2,856	$(14)	$34,573	$—	$34,573
Universal life and investment-type product policy fees	772	1,221	786	324	901	—	4,004	101	4,105
Net investment income	5,168	2,464	942	221	4,056	157	13,008	(304)	12,704
Other revenues	613	40	24	51	205	246	1,179	249	1,428
Net investment gains (losses)	—	—	—	—	—	—	—	(443)	(443)
Net derivative gains (losses)	—	—	—	—	—	—	—	(88)	(88)
Total revenues	29,503	8,816	3,831	2,207	8,018	389	52,764	(485)	52,279
Expenses
Policyholder benefits and claims and policyholder dividends	22,590	3,934	1,976	861	5,022	(38)	34,345	252	34,597
Interest credited to policyholder account balances	1,303	1,094	295	75	709	—	3,476	51	3,527
Capitalization of DAC	(336)	(1,438)	(282)	(348)	(28)	(7)	(2,439)	(1)	(2,440)
Amortization of DAC and VOBA	357	993	136	324	214	5	2,029	103	2,132
Amortization of negative VOBA	—	(31)	(1)	(12)	—	—	(44)	(1)	(45)
Interest expense on debt	8	—	5	—	6	798	817	45	862
Other expenses	2,908	2,871	1,052	1,023	815	805	9,474	336	9,810
Total expenses	26,830	7,423	3,181	1,923	6,738	1,563	47,658	785	48,443
Provision for income tax expense (benefit)	554	437	195	62	248	(599)	897	(127)	770
Adjusted earnings	$2,119	$956	$455	$222	$1,032	$(575)	4,209
Adjustments to:
Total revenues							(485)
Total expenses							(785)
Provision for income tax (expense) benefit							127
Income (loss) from continuing operations, net of income tax							$3,066		$3,066

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Nine Months Ended September 30, 2017	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$18,049	$5,063	$1,993	$1,534	$3,070	$59	$29,768	$(347)	$29,421
Universal life and investment-type product policy fees	763	1,199	764	296	1,056	—	4,078	74	4,152
Net investment income	4,789	2,193	891	229	4,232	107	12,441	468	12,909
Other revenues	600	32	24	43	170	185	1,054	(119)	935
Net investment gains (losses)	—	—	—	—	—	—	—	(414)	(414)
Net derivative gains (losses)	—	—	—	—	—	—	—	(535)	(535)
Total revenues	24,201	8,487	3,672	2,102	8,528	351	47,341	(873)	46,468
Expenses
Policyholder benefits and claims and policyholder dividends	18,047	3,785	1,869	821	5,182	33	29,737	206	29,943
Interest credited to policyholder account balances	1,086	1,003	275	75	767	1	3,207	874	4,081
Capitalization of DAC	(342)	(1,268)	(264)	(301)	(71)	(6)	(2,252)	34	(2,218)
Amortization of DAC and VOBA	346	1,005	146	260	143	5	1,905	40	1,945
Amortization of negative VOBA	—	(91)	(1)	(13)	—	—	(105)	(8)	(113)
Interest expense on debt	8	—	4	—	22	833	867	(16)	851
Other expenses	2,756	2,675	1,060	995	1,032	614	9,132	272	9,404
Total expenses	21,901	7,109	3,089	1,837	7,075	1,480	42,491	1,402	43,893
Provision for income tax expense (benefit)	771	459	123	47	465	(630)	1,235	(1,351)	(116)
Adjusted earnings	$1,529	$919	$460	$218	$988	$(499)	3,615
Adjustments to:
Total revenues							(873)
Total expenses							(1,402)
Provision for income tax (expense) benefit							1,351
Income (loss) from continuing operations, net of income tax							$2,691		$2,691

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	September 30, 2018	December 31, 2017
	(In millions)
U.S.	$251,231	$255,428
Asia	142,033	136,928
Latin America	73,973	79,670
EMEA	29,024	30,500
MetLife Holdings	173,351	183,160
Corporate & Other	28,839	34,206
Total	$698,451	$719,892

Revenues derived from one U.S. segment customer were $6.0 billion for the nine months ended September 30, 2018, which represented 15% of consolidated premiums, universal life and investment-type product policy fees and other revenues. The revenue was from a single premium received for a pension risk transfer. Revenues derived from any other customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the three months and nine months ended September 30, 2018 and 2017.
3. Dispositions
Separation of Brighthouse
On August 4, 2017, MetLife, Inc. completed the separation of Brighthouse. MetLife, Inc. retained the remaining ownership interest of 22,996,436 shares, or 19.2%, of Brighthouse Financial, Inc. common stock outstanding and recognized its investment in Brighthouse Financial, Inc. common stock based on the NASDAQ reported market price. The Company elected to record the investment under the FVO as an observable measure of estimated fair value that is aligned with the Company’s intent to divest of the retained shares as soon as practicable. Subsequent changes in estimated fair value of the investment were recorded to net investment gains (losses). See Note 6 for further information on net investment gains (losses). The estimated fair value of the Brighthouse Financial, Inc. common stock held by the Company (“FVO Brighthouse Common Stock”) at December 31, 2017 was $1.3 billion reported within contractholder-directed equity securities and fair value option securities (“FVO Securities”) (collectively, “Unit-linked and FVO Securities”).
In June 2018, the Company sold FVO Brighthouse Common Stock in exchange for $944 million aggregate principal amount of MetLife, Inc. senior notes, which MetLife, Inc. canceled. The Company recorded $327 million of mark-to-market and disposition losses on the FVO Brighthouse Common Stock to net investment gains (losses) for the nine months ended September 30, 2018. At September 30, 2018, the Company no longer held any shares of Brighthouse Financial, Inc. for its own account; however, certain insurance company separate accounts managed by the Company held shares of Brighthouse Financial, Inc. See Note 9 for further information on this transaction.
See Note 3 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report for further information regarding the Separation, including Separation-related agreements and ongoing transactions with Brighthouse.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Dispositions (continued)

Agreements
In connection with the Separation, MetLife and Brighthouse entered into various agreements. See Note 3 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report for further information regarding significant agreements.
Tax Agreements
Immediately prior to the Separation, MetLife entered into tax agreements with Brighthouse.
In accordance with the tax separation agreement, at both September 30, 2018 and December 31, 2017, the Company’s current income tax receivable and corresponding payable to Brighthouse, reported in other liabilities, were $726 million.
As part of the tax receivable agreement, MetLife Inc. has the right to receive future payments from Brighthouse for a tax asset that Brighthouse received as a result of restructuring prior to the Separation. Included in other assets at both September 30, 2018 and December 31, 2017, is a receivable from Brighthouse of $333 million related to these future payments.
Ongoing Transactions with Brighthouse
The Company considered all of its continuing involvement with Brighthouse in determining whether to deconsolidate and present Brighthouse results as discontinued operations, including the agreements entered into between MetLife and Brighthouse and the ongoing transactions described below.
The Company entered into reinsurance, committed facility, structured settlement, and contract administrative services transactions with Brighthouse in the normal course of business and such transactions will continue based upon business needs. In addition, prior to and in connection with the Separation, the Company entered into various other agreements, including investment management, transition services and employee matters agreements, with Brighthouse for services necessary for both the Company and Brighthouse to conduct their activities. Intercompany transactions prior to the Separation between the Company and Brighthouse are eliminated and excluded from the interim condensed consolidated statements of operations and comprehensive income (loss). Transactions between the Company and Brighthouse that continue after the Separation are included on the Company’s interim condensed consolidated statements of operations and comprehensive income (loss) and interim condensed consolidated balance sheets.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Dispositions (continued)

Reinsurance
The Company entered into reinsurance transactions with Brighthouse in the normal course of business and such transactions will continue based upon business needs. Information regarding the significant effects of reinsurance transactions with Brighthouse was as follows:

	Included on Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)			Excluded from Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
	Three Months Ended September 30,	Nine Months Ended September 30,	Three and Nine Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,
	2018 (1)	2018 (1)	2017 (1)	2017 (2)	2017 (2)
	(In millions)
Premiums
Reinsurance assumed	$96	$297	$70	$36	$248
Reinsurance ceded	(3)	(9)	(2)	1	(7)
Net premiums	$93	$288	$68	$37	$241
Universal life and investment-type product policy fees
Reinsurance assumed	$(4)	$(6)	$(1)	$(1)	$(6)
Reinsurance ceded	(23)	(67)	(22)	(8)	(55)
Net universal life and investment-type product policy fees	$(27)	$(73)	$(23)	$(9)	$(61)
Policyholder benefits and claims
Reinsurance assumed	$81	$243	$55	$30	$196
Reinsurance ceded	(5)	(15)	(6)	(3)	(16)
Net policyholder benefits and claims	$76	$228	$49	$27	$180
Interest credited to policyholder account balances
Reinsurance assumed	$3	$10	$3	$1	$10
Reinsurance ceded	(18)	(53)	(12)	(6)	(42)
Net interest credited to policyholder account balances	$(15)	$(43)	$(9)	$(5)	$(32)
Other expenses
Reinsurance assumed	$15	$80	$6	$4	$10
Reinsurance ceded	(4)	(22)	(7)	(3)	(28)
Net other expenses	$11	$58	$(1)	$1	$(18)
__________________

(1)	Includes transactions after the Separation.

(2)	Includes transactions prior to the Separation.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Dispositions (continued)

Transition Services
In connection with the Separation, the Company entered into a transition services agreement with Brighthouse for services necessary for Brighthouse to conduct its activities. During the three months and nine months ended September 30, 2018, the Company recognized $78 million and $235 million, respectively, as other revenue for transitional services provided under the agreement. After the Separation, during the three months ended September 30, 2017, the Company recognized $60 million as a reduction to other expenses for transitional services provided under the agreement. Prior to the Separation, during the three months and nine months ended September 30, 2017, the Company charged Brighthouse $27 million and $191 million, respectively, for services provided under the agreement, which were intercompany transactions and eliminated and excluded from the interim condensed consolidated statements of operations and comprehensive income (loss).
Discontinued Operations
The following table presents the amounts related to the operations and loss on disposal of Brighthouse that have been reflected in discontinued operations:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017
	(In millions)
Revenues
Premiums	$116	$820
Universal life and investment-type product policy fees	320	2,201
Net investment income	243	1,783
Other revenues	27	150
Total net investment gains (losses)	1	(50)
Net derivative gains (losses)	(171)	(1,061)
Total revenues	536	3,843
Expenses
Policyholder benefits and claims	335	2,217
Interest credited to policyholder account balances	89	620
Policyholder dividends	2	16
Other expenses	108	853
Total expenses	534	3,706
Income (loss) from discontinued operations before provision for income tax and loss on disposal of discontinued operations	2	137
Provision for income tax expense (benefit)	(10)	(48)
Income (loss) from discontinued operations before loss on disposal of discontinued operations, net of income tax	12	185
Transaction costs associated with the Separation, net of income tax	(25)	(216)
Tax charges associated with the Separation	(955)	(955)
Income (loss) on disposal of discontinued operations, net of income tax	(980)	(1,171)
Income (loss) from discontinued operations, net of income tax	$(968)	$(986)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Dispositions (continued)

In the interim condensed consolidated statements of cash flows, the cash flows from discontinued operations are not separately classified. The following table presents selected financial information regarding cash flows of the discontinued operations.

Nine Months Ended September 30, 2017
(In millions)
Net cash provided by (used in):
Operating activities	$1,329
Investing activities	$(2,732)
Financing activities	$(367)
Disposition of MetLife Afore, S.A. de C.V.
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
Information regarding the Company’s guarantee exposure, which includes direct and assumed business, but excludes offsets from hedging or ceded reinsurance, if any, was as follows at:

	September 30, 2018				December 31, 2017
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts:
Variable Annuity Guarantees:
Total account value (1), (2), (3)	$62,618		$24,387		$66,724		$26,223
Separate account value (1)	$42,881		$22,550		$45,431		$24,336
Net amount at risk (2)	$1,516	(4)	$465	(5)	$1,238	(4)	$525	(5)
Average attained age of contractholders	66 years		66 years		65 years		65 years
Other Annuity Guarantees:
Total account value (1), (3)	N/A		$1,305		N/A		$1,424
Net amount at risk	N/A		$550	(6)	N/A		$569	(6)
Average attained age of contractholders	N/A		50 years		N/A		50 years

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Insurance (continued)

	September 30, 2018		December 31, 2017
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts:
Total account value (1), (3)	$9,254	$3,102	$9,036	$3,207
Net amount at risk (7)	$64,312	$15,804	$66,956	$16,615
Average attained age of policyholders	57 years	64 years	56 years	63 years
__________________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	Includes amounts, which are not reported on the interim condensed consolidated balance sheets, from assumed variable annuity guarantees from the Company’s former operating joint venture in Japan.

(3)	Includes the contractholder’s investments in the general account and separate account, if applicable.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Insurance (continued)

Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Nine Months Ended September 30,
	2018	2017 (1)
	(In millions)
Balance, beginning of period	$17,094	$16,157
Less: Reinsurance recoverables	2,198	1,968
Net balance, beginning of period	14,896	14,189
Incurred related to:
Current period	18,386	18,702
Prior periods (2)	256	156
Total incurred	18,642	18,858
Paid related to:
Current period	(13,033)	(14,106)
Prior periods	(4,896)	(4,014)
Total paid	(17,929)	(18,120)
Net balance, end of period	15,609	14,927
Add: Reinsurance recoverables	2,189	2,212
Balance, end of period (included in future policy benefits and other policy-related balances)	$17,798	$17,139
__________________

(1)
As discussed in Note 4 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report, at December 31, 2016, the Net balance decreased and the Reinsurance recoverables increased from those amounts previously reported. As a result, at September 30, 2017, Total incurred increased by $734 million. Additionally, at September 30, 2017, the Net balance decreased by $87 million and the Reinsurance recoverables decreased by $1 million from those amounts previously reported in MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017. The adjustments to the Net balance, at September 30, 2017, are primarily to correct for improper classifications between components of the rollforward.

(2)
During the nine months ended September 30, 2018, claims and claim adjustment expenses associated with prior years increased due to events incurred in prior years but reported during current year. During the nine months ended September 30, 2017, claims and claim adjustment expenses associated with prior periods increased due to unfavorable claims experience.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Closed Block (continued)

Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	September 30, 2018	December 31, 2017
	(In millions)
Closed Block Liabilities
Future policy benefits	$40,106	$40,463
Other policy-related balances	287	222
Policyholder dividends payable	476	437
Policyholder dividend obligation	456	2,121
Deferred income tax liability	2	—
Other liabilities	472	212
Total closed block liabilities	41,799	43,455
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	25,803	27,904
Equity securities, at estimated fair value	66	70
Mortgage loans	6,474	5,878
Policy loans	4,524	4,548
Real estate and real estate joint ventures	580	613
Other invested assets	686	731
Total investments	38,133	39,744
Accrued investment income	469	477
Premiums, reinsurance and other receivables; cash and cash equivalents	92	14
Current income tax recoverable	52	35
Deferred income tax asset	—	36
Total assets designated to the closed block	38,746	40,306
Excess of closed block liabilities over assets designated to the closed block	3,053	3,149
Amounts included in AOCI:
Unrealized investment gains (losses), net of income tax	1,110	1,863
Unrealized gains (losses) on derivatives, net of income tax	17	(7)
Allocated to policyholder dividend obligation, net of income tax	(360)	(1,379)
Total amounts included in AOCI	767	477
Maximum future earnings to be recognized from closed block assets and liabilities	$3,820	$3,626
See Note 1 for discussion of new accounting guidance related to U.S. Tax Reform.
Information regarding the closed block policyholder dividend obligation was as follows:

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
	(In millions)
Balance, beginning of period	$2,121	$1,931
Change in unrealized investment and derivative gains (losses)	(1,665)	190
Balance, end of period	$456	$2,121

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Closed Block (continued)

Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Revenues
Premiums	$405	$413	$1,202	$1,247
Net investment income	443	450	1,318	1,368
Net investment gains (losses)	7	—	(46)	(10)
Net derivative gains (losses)	2	(6)	12	(24)
Total revenues	857	857	2,486	2,581
Expenses
Policyholder benefits and claims	641	591	1,808	1,773
Policyholder dividends	241	235	723	732
Other expenses	29	30	88	94
Total expenses	911	856	2,619	2,599
Revenues, net of expenses before provision for income tax expense (benefit)	(54)	1	(133)	(18)
Provision for income tax expense (benefit)	(12)	—	(29)	(8)
Revenues, net of expenses and provision for income tax expense (benefit)	$(42)	$1	$(104)	$(10)
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

6. Investments
Fixed Maturity Securities AFS
Fixed Maturity Securities AFS by Sector
The following table presents the fixed maturity securities AFS by sector. Redeemable preferred stock is reported within U.S. corporate and foreign corporate fixed maturity securities AFS. Included within fixed maturity securities AFS are structured securities including residential mortgage-backed securities (“RMBS”), asset-backed securities (“ABS”) and commercial mortgage-backed securities (“CMBS”) (collectively, “Structured Securities”).

	September 30, 2018					December 31, 2017
	Amortized Cost	Gross Unrealized			Estimated Fair Value	Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses (1)			Gains	Temporary Losses	OTTI Losses (1)
	(In millions)
Fixed maturity securities AFS:
U.S. corporate	$81,326	$4,045	$1,576	$—	$83,795	$76,005	$7,007	$351	$—	$82,661
Foreign government	55,502	5,534	564	—	60,472	55,351	6,495	312	—	61,534
Foreign corporate	53,097	2,509	1,386	—	54,220	52,409	3,836	676	—	55,569
U.S. government and agency	43,830	2,506	764	—	45,572	43,446	4,227	279	—	47,394
RMBS	27,427	881	687	(37)	27,658	27,846	1,145	233	(42)	28,800
State and political subdivision	10,548	1,147	95	—	11,600	10,752	1,717	13	1	12,455
ABS	12,775	79	38	1	12,815	12,213	116	39	(1)	12,291
CMBS	8,763	86	141	—	8,708	8,047	222	42	—	8,227
Total fixed maturity securities AFS	$293,268	$16,787	$5,251	$(36)	$304,840	$286,069	$24,765	$1,945	$(42)	$308,931
__________________

(1)
Noncredit OTTI losses included in AOCI in an unrealized gain position are due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities AFS with an estimated fair value of $24 million and $6 million, and unrealized gains (losses) of ($1) million and ($4) million, at September 30, 2018 and December 31, 2017, respectively.
Maturities of Fixed Maturity Securities AFS
The amortized cost and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at September 30, 2018:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost	$14,290	$59,495	$61,007	$109,511	$48,965	$293,268
Estimated fair value	$14,336	$60,995	$62,655	$117,673	$49,181	$304,840
Actual maturities may differ from contractual maturities due to the exercise of call or prepayment options. Fixed maturity securities AFS not due at a single maturity date have been presented in the year of final contractual maturity. Structured Securities are shown separately, as they are not due at a single maturity.

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

	September 30, 2018				December 31, 2017
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
Fixed maturity securities AFS:
U.S. corporate	$28,316	$1,069	$5,217	$507	$5,604	$92	$4,115	$259
Foreign government	9,325	305	3,054	259	4,234	83	3,251	229
Foreign corporate	16,098	784	4,998	602	4,422	99	6,802	577
U.S. government and agency	20,235	252	5,982	512	18,273	93	3,560	186
RMBS	12,322	356	4,633	294	6,359	50	4,159	141
State and political subdivision	1,900	68	334	27	182	2	346	12
ABS	5,851	23	409	16	1,695	7	729	31
CMBS	4,532	86	682	55	1,174	9	413	33
Total fixed maturity securities AFS	$98,579	$2,943	$25,309	$2,272	$41,943	$435	$23,375	$1,468
Total number of securities in an unrealized loss position	6,790		2,159		2,598		1,955
Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities
As described more fully in Notes 1 and 8 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report, the Company performs a regular evaluation of all investment classes for impairment, including fixed maturity securities AFS and perpetual hybrid securities, in accordance with its impairment policy, in order to evaluate whether such investments are other-than-temporarily impaired.
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at September 30, 2018. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities AFS increased $3.3 billion during the nine months ended September 30, 2018 to $5.2 billion. The increase in gross unrealized losses for the nine months ended September 30, 2018 was primarily attributable to increases in interest rates, widening credit spreads and, to a lesser extent, the impact of weakening foreign currencies on non-functional currency denominated fixed maturity securities AFS.
At September 30, 2018, $77 million of the total $5.2 billion of gross unrealized losses were from 35 fixed maturity securities AFS with an unrealized loss position of 20% or more of amortized cost for six months or greater.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Investment Grade Fixed Maturity Securities AFS
Of the $77 million of gross unrealized losses on fixed maturity securities AFS with an unrealized loss of 20% or more of amortized cost for six months or greater, $15 million, or 19%, were related to gross unrealized losses on 13 investment grade fixed maturity securities AFS. Unrealized losses on investment grade fixed maturity securities AFS are principally related to widening credit spreads since purchase and, with respect to fixed-rate fixed maturity securities AFS, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities AFS
Of the $77 million of gross unrealized losses on fixed maturity securities AFS with an unrealized loss of 20% or more of amortized cost for six months or greater, $62 million, or 81%, were related to gross unrealized losses on 22 below investment grade fixed maturity securities AFS. Unrealized losses on below investment grade fixed maturity securities AFS are principally related to U.S. and foreign corporate securities (primarily industrial and utility securities) and CMBS and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty. Management evaluates U.S. and foreign corporate securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuers and evaluates CMBS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, the payment terms of the underlying assets backing a particular security and the payment priority within the tranche structure of the security.
Equity Securities
Equity securities are summarized as follows at:

	September 30, 2018		December 31, 2017
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total

	(Dollars in millions)
Equity securities:
Common stock	$1,063	71.9%	$2,035	81.0%
Non-redeemable preferred stock	416	28.1	478	19.0
Total equity securities	$1,479	100.0%	$2,513	100.0%
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
At December 31, 2017, Unit-linked and FVO Securities also included FVO Brighthouse Common Stock (see Note 3).

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2018		December 31, 2017
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$47,460	65.5%	$44,375	64.6%
Agricultural	13,677	18.9	13,014	18.9
Residential	11,337	15.6	11,136	16.2
Subtotal (1)	72,474	100.0	68,525	99.7
Valuation allowances	(336)	(0.5)	(314)	(0.5)
Subtotal mortgage loans, net	72,138	99.5	68,211	99.2
Residential — FVO	323	0.5	520	0.8
Total mortgage loans, net	$72,461	100.0%	$68,731	100.0%
__________________

(1)
Purchases of mortgage loans, primarily residential mortgage loans, were $724 million and $1.7 billion for the three months and nine months ended September 30, 2018, respectively, and $411 million and $1.9 billion for the three months and nine months ended September 30, 2017, respectively.

Information on commercial, agricultural and residential mortgage loans is presented in the tables below. Information on residential mortgage loans — FVO is presented in Note 8. The Company elects the FVO for certain residential mortgage loans that are managed on a total return basis.
The carrying value of foreclosed mortgage loans included in real estate and real estate joint ventures was $43 million and $48 million at September 30, 2018 and December 31, 2017, respectively.
Mortgage Loans, Valuation Allowance and Impaired Loans by Portfolio Segment
Mortgage loans by portfolio segment, by method of evaluation of credit loss, impaired mortgage loans including those modified in a troubled debt restructuring, and the related valuation allowances, were as follows at:

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value
	(In millions)
September 30, 2018
Commercial	$—	$—	$—	$—	$—	$47,460	$232	$—
Agricultural	13	13	2	111	110	13,554	40	121
Residential	—	—	—	420	377	10,960	62	377
Total	$13	$13	$2	$531	$487	$71,974	$334	$498
December 31, 2017
Commercial	$—	$—	$—	$—	$—	$44,375	$214	$—
Agricultural	22	21	2	27	27	12,966	39	46
Residential	—	—	—	358	324	10,812	59	324
Total	$22	$21	$2	$385	$351	$68,153	$312	$370

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $0, $124 million and $370 million, respectively, for the three months ended September 30, 2018; and $0, $104 million and $350 million, respectively, for the nine months ended September 30, 2018;
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $0, $31 million and $297 million, respectively, for the three months ended September 30, 2017; and $6 million, $28 million and $275 million, respectively, for the nine months ended September 30, 2017.
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Nine Months Ended September 30,
	2018				2017
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$214	$41	$59	$314	$202	$39	$63	$304
Provision (release)	18	1	9	28	11	4	10	25
Charge-offs, net of recoveries	—	—	(6)	(6)	—	(2)	(11)	(13)
Balance, end of period	$232	$42	$62	$336	$213	$41	$62	$316

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios				% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(Dollars in millions)
September 30, 2018
Loan-to-value ratios:
Less than 65%	$40,195	$758	$17	$40,970	86.3%	$41,014	86.5%
65% to 75%	4,732	381	69	5,182	10.9	5,152	10.9
76% to 80%	387	210	56	653	1.4	621	1.3
Greater than 80%	479	176	—	655	1.4	619	1.3
Total	$45,793	$1,525	$142	$47,460	100.0%	$47,406	100.0%
December 31, 2017
Loan-to-value ratios:
Less than 65%	$37,073	$1,483	$201	$38,757	87.4%	$39,528	87.7%
65% to 75%	4,183	98	119	4,400	9.9	4,408	9.8
76% to 80%	235	210	57	502	1.1	476	1.0
Greater than 80%	401	168	147	716	1.6	672	1.5
Total	$41,892	$1,959	$524	$44,375	100.0%	$45,084	100.0%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	September 30, 2018		December 31, 2017
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$12,789	93.5%	$12,347	94.9%
65% to 75%	851	6.2	618	4.7
76% to 80%	32	0.2	40	0.3
Greater than 80%	5	0.1	9	0.1
Total	$13,677	100.0%	$13,014	100.0%
The estimated fair value of agricultural mortgage loans was $13.5 billion and $13.1 billion at September 30, 2018 and December 31, 2017, respectively.
Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	September 30, 2018		December 31, 2017
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$10,873	95.9%	$10,622	95.4%
Nonperforming	464	4.1	514	4.6
Total	$11,337	100.0%	$11,136	100.0%
The estimated fair value of residential mortgage loans was $11.6 billion at both September 30, 2018 and December 31, 2017.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both September 30, 2018 and December 31, 2017. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and nonaccrual mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
	(In millions)
Commercial	$1	$—	$—	$—	$176	$—
Agricultural	200	134	105	125	106	36
Residential	464	514	39	33	425	481
Total	$665	$648	$144	$158	$707	$517
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $6.5 billion and $6.2 billion at September 30, 2018 and December 31, 2017, respectively.

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
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	September 30, 2018	December 31, 2017
	(In millions)
Fixed maturity securities AFS	$11,381	$22,645
Fixed maturity securities AFS with noncredit OTTI losses included in AOCI	36	41
Total fixed maturity securities AFS	11,417	22,686
Equity securities	—	421
Derivatives	1,256	1,453
Other	85	46
Subtotal	12,758	24,606
Amounts allocated from:
Future policy benefits	(102)	(77)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(1)	—
DAC, VOBA and DSI	(942)	(1,768)
Policyholder dividend obligation	(456)	(2,121)
Subtotal	(1,501)	(3,966)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(5)	(12)
Deferred income tax benefit (expense)	(3,297)	(6,958)
Net unrealized investment gains (losses)	7,955	13,670
Net unrealized investment gains (losses) attributable to noncontrolling interests	(9)	(8)
Net unrealized investment gains (losses) attributable to MetLife, Inc.	$7,946	$13,662

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

The changes in net unrealized investment gains (losses) were as follows:

Nine Months Ended September 30, 2018
(In millions)
Balance, beginning of period	$13,662
Cumulative effects of changes in accounting principles, net of income tax (Note 1)	1,258
Fixed maturity securities AFS on which noncredit OTTI losses have been recognized	(5)
Unrealized investment gains (losses) during the period	(11,418)
Unrealized investment gains (losses) relating to:
Future policy benefits	(25)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(1)
DAC, VOBA and DSI	826
Policyholder dividend obligation	1,665
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	7
Deferred income tax benefit (expense)	1,978
Net unrealized investment gains (losses)	7,947
Net unrealized investment gains (losses) attributable to noncontrolling interests	(1)
Balance, end of period	$7,946
Change in net unrealized investment gains (losses)	$(5,715)
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	(1)
Change in net unrealized investment gains (losses) attributable to MetLife, Inc.	$(5,716)
Concentrations of Credit Risk
Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, were in fixed income securities of the Japanese government and its agencies with an estimated fair value of $28.6 billion and $27.5 billion at September 30, 2018 and December 31, 2017, respectively, and in fixed income securities of the South Korean government and its agencies with an estimated fair value of $6.7 billion and $6.5 billion at September 30, 2018 and December 31, 2017, respectively.
Securities Lending
Elements of the Company’s securities lending program are presented below at:

	September 30, 2018	December 31, 2017
	(In millions)
Securities on loan: (1)
Amortized cost	$18,438	$17,801
Estimated fair value	$18,826	$19,028
Cash collateral received from counterparties (2)	$19,290	$19,417
Security collateral received from counterparties (3)	$—	$19
Reinvestment portfolio — estimated fair value	$19,394	$19,508
__________________

(1)	Included within fixed maturity securities AFS and short-term investments.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral received from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the interim condensed consolidated financial statements.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

The cash collateral liability by loaned security type and remaining tenor of the agreements was as follows at:

	September 30, 2018				December 31, 2017
	Remaining Tenor of Securities Lending Agreements				Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	Over 1 to 6 Months	Total	Open (1)	1 Month or Less	Over 1 to 6 Months	Total
	(In millions)
Cash collateral liability by loaned security type:
U.S. government and agency	$3,056	$7,305	$7,883	$18,244	$3,753	$6,031	$8,607	$18,391
Foreign government	—	72	831	903	—	192	834	1,026
Agency RMBS	—	—	143	143	—	—	—	—
Total	$3,056	$7,377	$8,857	$19,290	$3,753	$6,223	$9,441	$19,417
__________________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at September 30, 2018 was $3.0 billion, 99% of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities AFS (including U.S. government and agency securities, agency RMBS, and ABS), short-term investments and cash equivalents, with 64% invested in U.S. government and agency securities, agency RMBS, short-term investments, cash equivalents or held in cash. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Repurchase Agreements
Elements of the Company’s short-term repurchase agreements are presented below at:

	September 30, 2018	December 31, 2017
	(In millions)
Securities on loan: (1)
Amortized cost	$2,547	$994
Estimated fair value	$2,597	$1,141
Cash collateral received from counterparties (2)	$2,543	$1,102
Security collateral received from counterparties (3)	$8	$—
Reinvestment portfolio — estimated fair value	$2,554	$1,102
__________________

(1)	Included within fixed maturity securities AFS, short-term investments and cash equivalents.

(2)	Included within payables for collateral under securities loaned and other transactions and other liabilities.

(3)	Security collateral received from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the interim condensed consolidated financial statements.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

The cash collateral liability by loaned security type and remaining tenor of the agreements was as follows at:

	September 30, 2018			December 31, 2017
	Remaining Tenor of Repurchase Agreements			Remaining Tenor of Repurchase Agreements
	1 Month or Less	Over 1 to 6 Months	Total	1 Month or Less	Over 1 to 6 Months	Total
	(In millions)
Cash collateral liability by loaned security type:
U.S. government and agency	$2,465	$—	$2,465	$1,005	$—	$1,005
All other corporate and government	42	36	78	44	53	97
Total	$2,507	$36	$2,543	$1,049	$53	$1,102
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities AFS (including U.S. government and agency securities, agency RMBS and ABS), short-term investments and cash equivalents, with 67% invested in U.S. government and agency securities, agency RMBS, short-term investments, cash equivalents or held in cash. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
FHLB of Boston Advance Agreements
At September 30, 2018 and December 31, 2017, a subsidiary of the Company had pledged fixed maturity securities AFS with an estimated fair value of $1.3 billion and $564 million, respectively, as collateral and received $800 million and $300 million, respectively, in cash advances under short-term advance agreements with the FHLB of Boston. The liability to return the cash advances is included within payables for collateral under securities loaned and other transactions. The estimated fair value of the reinvestment portfolio acquired with the cash advances was $810 million and $300 million at September 30, 2018 and December 31, 2017, respectively, and consisted primarily of U.S. government and agency securities and Structured Securities. The subsidiary is permitted to withdraw any portion of the pledged collateral over the minimum collateral requirement at any time, other than in the event of a default by the subsidiary.
The cash advance liability by loaned security type and remaining tenor of the agreements was as follows at:

	September 30, 2018				December 31, 2017
	Remaining Tenor of Advance Agreements				Remaining Tenor of Advance Agreements
	1 Month or Less	Over 1 to 6 Months	6 Months to 1 Year	Total	1 Month or Less	Over 1 to 6 Months	6 Months to 1 Year	Total
(In millions)
Cash advance liability by loaned security type:
State and political subdivision	$100	$625	$75	$800	$—	$300	$—	$300
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value for all asset classes, except mortgage loans, which are presented at carrying value, at:

	September 30, 2018	December 31, 2017
	(In millions)
Invested assets on deposit (regulatory deposits)	$1,811	$1,879
Invested assets held in trust (collateral financing arrangement and reinsurance agreements)	3,058	2,490
Invested assets pledged as collateral	24,726	24,174
Total invested assets on deposit, held in trust and pledged as collateral	$29,595	$28,543

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
The following table presents the total assets and total liabilities relating to investment-related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	September 30, 2018		December 31, 2017
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Renewable energy partnership	$107	$—	$116	$3
Investment fund	10	—	—	—
Other investments	31	6	32	6
Total	$148	$6	$148	$9
Assets of the renewable energy partnership, investment fund and other investments primarily consisted of other invested assets.
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	September 30, 2018		December 31, 2017
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured Securities (2)	$47,209	$47,209	$47,614	$47,614
U.S. and foreign corporate	1,236	1,236	1,560	1,560
Other limited partnership interests	5,343	9,719	4,834	8,543
Other invested assets	1,924	2,102	2,291	2,625
Other investments	86	90	82	87
Total	$55,798	$60,356	$56,381	$60,429
__________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $101 million and $117 million at September 30, 2018 and December 31, 2017, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 15, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during both the nine months ended September 30, 2018 and 2017.
During the three months ended September 30, 2018, the Company securitized certain residential mortgage loans and acquired an interest in the related RMBS issued. While the Company has a variable interest in the issuer of the securities, it is not the primary beneficiary of the issuer of the securities since it does not have any rights to remove the servicer or veto rights over the servicer’s actions. During the three months ended September 30, 2018, the carrying value and the estimated fair value of the mortgage loans sold were $451 million and $478 million, respectively, resulting in a gain of $27 million, which was included within net investment gains (losses). The estimated fair value of the RMBS acquired in connection with the securitization was $102 million, which was included in the carrying amount and maximum exposure to loss for Structured Securities presented above. See Note 8 for information on how the estimated fair value of mortgage loans and RMBS is determined, the valuation approaches and key inputs, their placement in the fair value hierarchy, and, for certain RMBS, quantitative information about the significant unobservable inputs and the sensitivity of their estimated fair value to changes in those inputs.
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Investment income:
Fixed maturity securities AFS	$3,056	$2,869	$8,966	$8,528
Equity securities	15	31	46	93
FVO Securities (1)	11	16	25	61
Mortgage loans	859	809	2,466	2,303
Policy loans	130	130	381	386
Real estate and real estate joint ventures	175	156	538	478
Other limited partnership interests	227	214	554	648
Cash, cash equivalents and short-term investments	112	52	279	159
Operating joint ventures	2	6	34	13
Other	83	71	283	196
Subtotal	4,670	4,354	13,572	12,865
Less: Investment expenses	333	293	950	820
Subtotal, net	4,337	4,061	12,622	12,045
Unit-linked investments (1)	149	234	82	864
Net investment income	$4,486	$4,295	$12,704	$12,909
__________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

(1)
Changes in estimated fair value subsequent to purchase for investments still held as of the end of the respective periods included in net investment income were principally from Unit-linked investments, and were $109 million and ($59) million for the three months and nine months ended September 30, 2018, respectively, and $154 million and $540 million for the three months and nine months ended September 30, 2017, respectively.

The Company invests in real estate joint ventures, other limited partnership interests and tax credit and renewable energy partnerships, and also does business through certain operating joint ventures, the majority of which are accounted for under the equity method. Net investment income from other limited partnership interests and operating joint ventures, accounted for under the equity method; and real estate joint ventures and tax credit and renewable energy partnerships, primarily accounted for under the equity method, totaled $180 million and $482 million for the three months and nine months ended September 30, 2018, respectively, and $164 million and $448 million for the three months and nine months ended September 30, 2017, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Total gains (losses) on fixed maturity securities AFS:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Consumer	$(1)	$(4)	$(1)	$(4)
Finance	(7)	—	(7)	—
Total U.S. and foreign corporate securities	(8)	(4)	(8)	(4)
Foreign government	(9)	—	(9)	—
RMBS	—	(1)	—	(1)
State and political subdivision	—	—	—	(2)
OTTI losses on fixed maturity securities AFS recognized in earnings	(17)	(5)	(17)	(7)
Fixed maturity securities AFS — net gains (losses) on sales and disposals (1)	123	284	(18)	325
Total gains (losses) on fixed maturity securities AFS	106	279	(35)	318
Total gains (losses) on equity securities:
OTTI losses recognized — by security type:
Common stock	—	(4)	—	(16)
Non-redeemable preferred stock	—	—	—	(1)
Total OTTI losses on equity securities recognized in earnings	—	(4)	—	(17)
Equity securities — net gains (losses) on sales and disposals	(58)	6	58	55
Change in estimated fair value of equity securities (2)	76	—	(37)	—
Total gains (losses) on equity securities	18	2	21	38
Mortgage loans (1)	4	29	(32)	3
Real estate and real estate joint ventures	40	169	154	436
Other limited partnership interests	1	(33)	9	(51)
Other	12	29	(176)	(67)
Subtotal	181	475	(59)	677
Change in estimated fair value of other limited partnership interests and real estate joint ventures	12	—	6	—
Non-investment portfolio gains (losses) (3)	(76)	(1,081)	(390)	(1,091)
Total net investment gains (losses)	$117	$(606)	$(443)	$(414)
__________________

(1)
Fixed maturity securities AFS — net gains (losses) on sales and disposals and mortgage loans for both the three months and nine months ended September 30, 2017, included $276 million and $47 million, respectively, in previously deferred gains on prior period transfers of such investments to Brighthouse, as such gains are no longer eliminated in consolidation after the Separation. See Note 3.

(2)
Changes in estimated fair value subsequent to purchase for equity securities still held as of the end of the period included in net investment gains (losses) were $15 million and $12 million for the three months and nine months ended September 30, 2018, respectively. See Note 1.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

(3)
Non-investment portfolio gains (losses) for the nine months ended September 30, 2018 included a loss of $327 million which represents both the change in estimated fair value of FVO Brighthouse Common Stock held by the Company through date of disposal and the loss on disposal in June 2018. Non-investment portfolio gains (losses) for both the three months and nine months ended September 30, 2017 included (i) a loss of $1,016 million which represents a mark-to-market loss on the Company’s retained investment in Brighthouse Financial, Inc. at Separation and (ii) a loss of $45 million which represents the change in estimated fair value of FVO Brighthouse Common Stock held by the Company from the date of Separation to September 30, 2017. See Note 3.

Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($100) million and ($82) million for the three months and nine months ended September 30, 2018, respectively, and ($14) million and ($52) million for the three months and nine months ended September 30, 2017, respectively.
Sales or Disposals and Impairments of Fixed Maturity Securities AFS
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity securities AFS and the components of fixed maturity securities AFS net investment gains (losses) were as shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Proceeds	$19,003	$8,586	$58,256	$35,742
Gross investment gains	$234	$364	$489	$623
Gross investment losses	(111)	(80)	(507)	(298)
OTTI losses	(17)	(5)	(17)	(7)
Net investment gains (losses)	$106	$279	$(35)	$318
Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities AFS still held for which a portion of the OTTI loss was recognized in OCI:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Balance, beginning of period	$111	$165	$138	$187
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	(4)	(4)	(30)	(26)
Increase in cash flows — accretion of previous credit loss OTTI	—	—	(1)	—
Balance, end of period	$107	$161	$107	$161

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
The Company uses structured interest rate swaps to synthetically create investments that are either more expensive to acquire or otherwise unavailable in the cash markets. These transactions are a combination of a derivative and a cash instrument such as a U.S. government and agency, or other fixed maturity security AFS. Structured interest rate swaps are included in interest rate swaps and are not designated as hedging instruments.
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
The Company enters into written credit default swaps to synthetically create credit investments that are either more expensive to acquire or otherwise unavailable in the cash markets. These transactions are a combination of a derivative and one or more cash instruments, such as U.S. government and agency securities, or other fixed maturity securities AFS. These credit default swaps are not designated as hedging instruments.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		September 30, 2018			December 31, 2017
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$2,450	$1,997	$1	$3,843	$2,289	$3
Foreign currency swaps	Foreign currency exchange rate	1,010	34	5	1,116	50	18
Foreign currency forwards	Foreign currency exchange rate	2,496	—	70	3,253	2	37
Subtotal		5,956	2,031	76	8,212	2,341	58
Cash flow hedges:
Interest rate swaps	Interest rate	3,456	113	12	3,584	235	4
Interest rate forwards	Interest rate	3,022	—	302	3,332	—	128
Foreign currency swaps	Foreign currency exchange rate	34,866	1,249	1,796	32,152	1,142	1,665
Subtotal		41,344	1,362	2,110	39,068	1,377	1,797
Foreign operations hedges:
Foreign currency forwards	Foreign currency exchange rate	1,242	20	46	332	2	5
Currency options	Foreign currency exchange rate	7,578	27	200	9,408	44	163
Subtotal		8,820	47	246	9,740	46	168
Total qualifying hedges		56,120	3,440	2,432	57,020	3,764	2,023
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	54,458	1,368	271	60,485	2,203	576
Interest rate floors	Interest rate	12,701	53	—	7,201	92	—
Interest rate caps	Interest rate	63,044	258	1	53,079	78	2
Interest rate futures	Interest rate	2,274	1	4	4,366	2	4
Interest rate options	Interest rate	23,125	257	1	12,009	656	11
Interest rate forwards	Interest rate	175	—	30	217	—	42
Interest rate total return swaps	Interest rate	1,048	—	25	1,048	8	2
Synthetic GICs	Interest rate	24,244	—	—	11,318	—	—
Foreign currency swaps	Foreign currency exchange rate	12,196	914	403	9,902	693	506
Foreign currency forwards	Foreign currency exchange rate	13,637	52	322	12,238	79	190
Currency futures	Foreign currency exchange rate	860	—	5	846	2	—
Currency options	Foreign currency exchange rate	2,268	16	13	3,123	55	6
Credit default swaps — purchased	Credit	1,986	27	42	2,020	7	43
Credit default swaps — written	Credit	11,507	222	1	11,375	271	—
Equity futures	Equity market	3,142	8	5	4,005	18	4
Equity index options	Equity market	22,963	613	729	19,886	569	690
Equity variance swaps	Equity market	4,661	58	206	4,661	54	199
Equity total return swaps	Equity market	1,075	1	27	1,117	—	41
Total non-designated or nonqualifying derivatives		255,364	3,848	2,085	218,896	4,787	2,316
Total		$311,484	$7,288	$4,517	$275,916	$8,551	$4,339

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both September 30, 2018 and December 31, 2017. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.
Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Freestanding derivative and hedging gains (losses) (1)	$(545)	$(424)	$(443)	$(1,084)
Embedded derivative gains (losses)	167	301	355	549
Total net derivative gains (losses)	$(378)	$(123)	$(88)	$(535)
__________________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and nonqualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Qualifying hedges:
Net investment income	$85	$72	$259	$217
Interest credited to policyholder account balances	(28)	(19)	(79)	(40)
Other expenses	(2)	(2)	(8)	(7)
Nonqualifying hedges:
Net derivative gains (losses)	141	126	407	440
Policyholder benefits and claims	3	2	8	6
Total	$199	$179	$587	$616

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

Nonqualifying Derivatives and Derivatives for Purposes Other Than Hedging
The following table presents the amount and location of gains (losses) recognized in income for derivatives that were not designated or not qualifying as hedging instruments:

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
Three Months Ended September 30, 2018
Interest rate derivatives	$(364)	$—	$(9)
Foreign currency exchange rate derivatives	(115)	—	(1)
Credit derivatives — purchased	(9)	—	—
Credit derivatives — written	70	—	—
Equity derivatives	(254)	—	(31)
Total	$(672)	$—	$(41)

Three Months Ended September 30, 2017
Interest rate derivatives	$(148)	$(2)	$(3)
Foreign currency exchange rate derivatives	(346)	—	2
Credit derivatives — purchased	(2)	—	—
Credit derivatives — written	35	—	—
Equity derivatives	(238)	(3)	(61)
Total	$(699)	$(5)	$(62)

Nine Months Ended September 30, 2018
Interest rate derivatives	$(674)	$4	$(21)
Foreign currency exchange rate derivatives	271	—	(4)
Credit derivatives — purchased	2	—	—
Credit derivatives — written	(9)	—	—
Equity derivatives	(330)	1	(52)
Total	$(740)	$5	$(77)

Nine Months Ended September 30, 2017
Interest rate derivatives	$(466)	$(2)	$(16)
Foreign currency exchange rate derivatives	(527)	—	4
Credit derivatives — purchased	(17)	—	—
Credit derivatives — written	111	—	—
Equity derivatives	(824)	(7)	(176)
Total	$(1,723)	$(9)	$(188)
__________________

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures and derivatives held within Unit-linked investments.

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.

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
The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Three Months Ended September 30, 2018
Interest rate swaps:	Fixed maturity securities AFS	$1	$(2)	$(1)
	Policyholder liabilities (1)	(108)	110	2
Foreign currency swaps:	Foreign-denominated fixed maturity securities AFS and mortgage loans	4	(7)	(3)
	Foreign-denominated policyholder account balances (2)	—	—	—
Foreign currency forwards:	Foreign-denominated fixed maturity securities AFS	(60)	55	(5)
Total		$(163)	$156	$(7)

Three Months Ended September 30, 2017
Interest rate swaps:	Fixed maturity securities AFS	$1	$—	$1
	Policyholder liabilities (1)	(14)	13	(1)
Foreign currency swaps:	Foreign-denominated fixed maturity securities AFS	(10)	10	—
	Foreign-denominated policyholder account balances (2)	15	(16)	(1)
Foreign currency forwards:	Foreign-denominated fixed maturity securities AFS	(4)	4	—
Total		$(12)	$11	$(1)

Nine Months Ended September 30, 2018
Interest rate swaps:	Fixed maturity securities AFS	$4	$(4)	$—
	Policyholder liabilities (1)	(389)	392	3
Foreign currency swaps:	Foreign-denominated fixed maturity securities AFS and mortgage loans	29	(33)	(4)
	Foreign-denominated policyholder account balances (2)	23	(23)	—
Foreign currency forwards:	Foreign-denominated fixed maturity securities AFS	5	(4)	1
Total		$(328)	$328	$—

Nine Months Ended September 30, 2017
Interest rate swaps:	Fixed maturity securities AFS	$2	$(2)	$—
	Policyholder liabilities (1)	(16)	84	68
Foreign currency swaps:	Foreign-denominated fixed maturity securities AFS	(15)	16	1
	Foreign-denominated policyholder account balances (2)	61	(40)	21
Foreign currency forwards:	Foreign-denominated fixed maturity securities AFS	20	(18)	2
Total		$52	$40	$92
__________________

(1)	Fixed rate liabilities reported in policyholder account balances or future policy benefits.

(2)	Fixed rate or floating rate liabilities.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

For the Company’s foreign currency forwards, the change in the estimated fair value of the derivative related to the changes in the difference between the spot price and the forward price is excluded from the assessment of hedge effectiveness. For all other derivatives, all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For the three months and nine months ended September 30, 2018, the component of the change in estimated fair value of derivatives that was excluded from the assessment of hedge effectiveness was ($7) million and ($27) million, respectively. For the three months and nine months ended September 30, 2017, the component of the change in estimated fair value of derivatives that was excluded from the assessment of hedge effectiveness was ($6) million and ($30) million, respectively.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). These amounts were less than $1 million and $6 million for the three months and nine months ended September 30, 2018, respectively, and ($4) million and $16 million for the three months and nine months ended September 30, 2017, respectively.
At September 30, 2018 and December 31, 2017, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed four years and five years, respectively.
At September 30, 2018 and December 31, 2017, the balance in AOCI associated with cash flow hedges was $1.3 billion and $1.5 billion, respectively. Upon the Separation, the Company recorded a reduction of $414 million of deferred gains within AOCI.
For the three months and nine months ended September 30, 2017, the amount of deferred gains (losses) in AOCI related to Brighthouse derivatives was ($40) million and ($92) million, respectively. For the three months and nine months ended September 30, 2017, the amount of income reclassified from AOCI into income (loss) from discontinued operations was less than $1 million and $16 million, respectively.

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

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)			Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)			(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Other Expenses	Net Derivative Gains (Losses)
	(In millions)
Three Months Ended September 30, 2018
Interest rate swaps	$(90)	$1	$4	$—	$3
Interest rate forwards	(87)	(3)	1	—	1
Foreign currency swaps	(118)	(6)	(1)	—	(2)
Credit forwards	—	—	—	—	—
Total	$(295)	$(8)	$4	$—	$2
Three Months Ended September 30, 2017
Interest rate swaps	$14	$9	$5	$—	$(2)
Interest rate forwards	1	(1)	—	—	—
Foreign currency swaps	(140)	294	—	—	(3)
Credit forwards	—	—	—	—	—
Total	$(125)	$302	$5	$—	$(5)
Nine Months Ended September 30, 2018
Interest rate swaps	$(311)	$18	$13	$—	$5
Interest rate forwards	(200)	—	2	1	—
Foreign currency swaps	5	(342)	(2)	1	5
Credit forwards	—	—	—	—	—
Total	$(506)	$(324)	$13	$2	$10
Nine Months Ended September 30, 2017
Interest rate swaps	$91	$23	$12	$—	$5
Interest rate forwards	138	(5)	2	1	(1)
Foreign currency swaps	(99)	915	(1)	1	(2)
Credit forwards	—	1	—	—	—
Total	$130	$934	$13	$2	$2
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At September 30, 2018, the Company expected to reclassify $16 million of deferred net gains (losses) on derivatives in AOCI, included in the table above, to earnings within the next 12 months.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

The following table presents the effects of derivatives in net investment hedging relationships on the interim condensed consolidated statements of operations and comprehensive income (loss) and the interim condensed consolidated statements of equity:

Derivatives in Net Investment Hedging Relationships (1)	Amount of Gains (Losses) Deferred in AOCI (Effective Portion)
(In millions)
Three Months Ended September 30, 2018
Foreign currency forwards	$(32)
Currency options	36
Total	$4
Three Months Ended September 30, 2017
Foreign currency forwards	$(35)
Currency options	(1)
Total	$(36)
Nine Months Ended September 30, 2018
Foreign currency forwards	$3
Currency options	(75)
Total	$(72)
Nine Months Ended September 30, 2017
Foreign currency forwards	$(161)
Currency options	(234)
Total	$(395)
__________________

(1)
There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

At September 30, 2018 and December 31, 2017, the cumulative foreign currency translation gain (loss) recorded in AOCI related to hedges of net investments in foreign operations was $236 million and $309 million, respectively.
Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the nonqualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $11.5 billion and $11.4 billion at September 30, 2018 and December 31, 2017, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At September 30, 2018 and December 31, 2017, the Company would have received $221 million and $271 million, respectively, to terminate all of these contracts.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	September 30, 2018			December 31, 2017
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$6	$383	1.9	$7	$375	2.6
Credit default swaps referencing indices	39	2,459	2.1	44	2,268	2.7
Subtotal	45	2,842	2.1	51	2,643	2.7
Baa
Single name credit default swaps (3)	4	463	1.8	7	605	1.8
Credit default swaps referencing indices	137	7,733	5.2	183	7,662	5.0
Subtotal	141	8,196	5.0	190	8,267	4.8
Ba
Single name credit default swaps (3)	—	10	1.7	1	115	3.4
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	—	10	1.7	1	115	3.4
B
Single name credit default swaps (3)	—	—	—	2	20	3.5
Credit default swaps referencing indices	35	459	4.7	27	330	5.0
Subtotal	35	459	4.7	29	350	4.9
Total	$221	$11,507	4.3	$271	$11,375	4.3
__________________

(1)
The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s Investors Service (“Moody’s”), S&P Global Ratings (“S&P”) and Fitch Ratings. If no rating is available from a rating agency, then an internally developed rating is used.

(2)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average gross notional amounts.

(3)	Single name credit default swaps may be referenced to the credit of corporations, foreign governments, or state and political subdivisions.
The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amount of potential future recoveries available to offset the $11.5 billion and $11.4 billion of future payments under credit default provisions at September 30, 2018 and December 31, 2017 set forth in the table above was $16 million and $27 million at September 30, 2018 and December 31, 2017, respectively.

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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	September 30, 2018		December 31, 2017
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$7,175	$4,387	$7,955	$4,059
OTC-cleared (1), (6)	190	78	649	223
Exchange-traded	9	14	22	8
Total gross estimated fair value of derivatives (1)	7,374	4,479	8,626	4,290
Amounts offset on the interim condensed consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1), (6)	7,374	4,479	8,626	4,290
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,809)	(2,809)	(2,528)	(2,528)
OTC-cleared	(7)	(7)	(35)	(35)
Exchange-traded	(1)	(1)	(1)	(1)
Cash collateral: (3), (4)
OTC-bilateral	(3,189)	(149)	(4,169)	—
OTC-cleared	(172)	(50)	(584)	(179)
Exchange-traded	—	(8)	—	(5)
Securities collateral: (5)
OTC-bilateral	(1,072)	(1,368)	(1,004)	(1,474)
OTC-cleared	—	(27)	—	(9)
Exchange-traded	—	(5)	—	(2)
Net amount after application of master netting agreements and collateral	$124	$55	$305	$57
__________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

(1)
At September 30, 2018 and December 31, 2017, derivative assets included income or (expense) accruals reported in accrued investment income or in other liabilities of $86 million and $75 million, respectively, and derivative liabilities included (income) or expense accruals reported in accrued investment income or in other liabilities of ($38) million and ($49) million, respectively.

(2)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

(3)
Cash collateral received by the Company for OTC-bilateral and OTC-cleared derivatives is included in cash and cash equivalents, short-term investments or in fixed maturity securities AFS, and the obligation to return it is included in payables for collateral under securities loaned and other transactions on the balance sheet.

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At September 30, 2018 and December 31, 2017, the Company received excess cash collateral of $165 million and $253 million, respectively, and provided excess cash collateral of $252 million and $272 million, respectively, which is not included in the table above due to the foregoing limitation.

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at September 30, 2018, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At September 30, 2018 and December 31, 2017, the Company received excess securities collateral with an estimated fair value of $154 million and $108 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At September 30, 2018 and December 31, 2017, the Company provided excess securities collateral with an estimated fair value of $254 million and $305 million, respectively, for its OTC-bilateral derivatives, and $524 million and $522 million, respectively, for its OTC-cleared derivatives, and $84 million and $89 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

	September 30, 2018			December 31, 2017
	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total
	(In millions)
Estimated Fair Value of Derivatives in a Net Liability Position (1)	$1,546	$32	$1,578	$1,508	$24	$1,532
Estimated Fair Value of Collateral Provided:
Fixed maturity securities AFS	$1,514	$22	$1,536	$1,675	$26	$1,701
Cash	$161	$—	$161	$—	$—	$—
Estimated Fair Value of Incremental Collateral Provided Upon:
One-notch downgrade in the Company’s credit or financial strength rating, as applicable	$5	$—	$5	$15	$—	$15
Downgrade in the Company’s credit or financial strength rating, as applicable, to a level that triggers full overnight collateralization or termination of the derivative position	$5	$—	$5	$20	$—	$20
__________________

(1)	After taking into consideration the existence of netting agreements.
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	September 30, 2018	December 31, 2017
		(In millions)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$57	$144
Options embedded in debt or equity securities (1)	Investments	—	(132)
Embedded derivatives within asset host contracts		$57	$12
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$(157)	$32
Assumed guaranteed minimum benefits	Policyholder account balances	262	291
Funds withheld on ceded reinsurance	Other liabilities	(11)	25
Fixed annuities with equity indexed returns	Policyholder account balances	102	70
Embedded derivatives within liability host contracts		$196	$418
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Net derivative gains (losses) (1)	$167	$301	$355	$549
__________________

(1)
The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($20) million and ($25) million for the three months and nine months ended September 30, 2018, respectively, and ($21) million and ($162) million for the three months and nine months ended September 30, 2017, respectively.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	September 30, 2018
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$79,812	$3,983	$83,795
Foreign government	—	60,332	140	60,472
Foreign corporate	—	47,870	6,350	54,220
U.S. government and agency	25,246	20,326	—	45,572
RMBS	—	24,560	3,098	27,658
State and political subdivision	—	11,600	—	11,600
ABS	—	12,030	785	12,815
CMBS	—	8,375	333	8,708
Total fixed maturity securities AFS	25,246	264,905	14,689	304,840
Equity securities	941	95	443	1,479
Unit-linked and FVO Securities (1)	11,235	2,079	226	13,540
Other limited partnership interests	—	—	155	155
Short-term investments (2)	1,615	2,299	654	4,568
Residential mortgage loans — FVO	—	—	323	323
Other investments	85	111	—	196
Derivative assets: (3)
Interest rate	1	4,046	—	4,047
Foreign currency exchange rate	—	2,234	78	2,312
Credit	—	214	35	249
Equity market	8	603	69	680
Total derivative assets	9	7,097	182	7,288
Embedded derivatives within asset host contracts (4)	—	—	57	57
Separate account assets (5)	83,754	100,653	1,009	185,416
Total assets	$122,885	$377,239	$17,738	$517,862
Liabilities
Derivative liabilities: (3)
Interest rate	$4	$316	$327	$647
Foreign currency exchange rate	5	2,799	56	2,860
Credit	—	43	—	43
Equity market	5	756	206	967
Total derivative liabilities	14	3,914	589	4,517
Embedded derivatives within liability host contracts (4)	—	—	196	196
Separate account liabilities (5)	—	8	8	16
Total liabilities	$14	$3,922	$793	$4,729

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	December 31, 2017
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$78,171	$4,490	$82,661
Foreign government	—	61,325	209	61,534
Foreign corporate	—	48,840	6,729	55,569
U.S. government and agency	26,052	21,342	—	47,394
RMBS	—	25,339	3,461	28,800
State and political subdivision	—	12,455	—	12,455
ABS	—	11,204	1,087	12,291
CMBS	—	7,934	293	8,227
Total fixed maturity securities AFS	26,052	266,610	16,269	308,931
Equity securities	1,104	981	428	2,513
Unit-linked and FVO Securities (1)	14,028	2,355	362	16,745
Short-term investments (2)	3,001	1,252	33	4,286
Residential mortgage loans — FVO	—	—	520	520
Other investments	81	84	—	165
Derivative assets: (3)
Interest rate	2	5,553	8	5,563
Foreign currency exchange rate	2	1,954	113	2,069
Credit	—	240	38	278
Equity market	18	548	75	641
Total derivative assets	22	8,295	234	8,551
Embedded derivatives within asset host contracts (4)	—	—	144	144
Separate account assets (5)	89,916	114,124	961	205,001
Total assets	$134,204	$393,701	$18,951	$546,856
Liabilities
Derivative liabilities: (3)
Interest rate	$4	$638	$130	$772
Foreign currency exchange rate	—	2,553	37	2,590
Credit	—	43	—	43
Equity market	4	731	199	934
Total derivative liabilities	8	3,965	366	4,339
Embedded derivatives within liability host contracts (4)	—	—	418	418
Separate account liabilities (5)	—	7	2	9
Total liabilities	$8	$3,972	$786	$4,766
__________________

(1)	Unit-linked and FVO Securities were primarily comprised of Unit-linked investments at both September 30, 2018 and December 31, 2017.

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

(4)
Embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables and other invested assets on the interim condensed consolidated balance sheets. Embedded derivatives within liability host contracts are presented within policyholder account balances and other liabilities on the interim condensed consolidated balance sheets. At September 30, 2018 and December 31, 2017, debt and equity securities also included embedded derivatives of $0 and ($132) million, respectively.

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
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities AFS priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities AFS and 3% of the total estimated fair value of Level 3 fixed maturity securities AFS at September 30, 2018.

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
The estimated fair value of other investments is determined on a basis consistent with the methodologies described herein for securities.
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
Fixed maturity securities AFS
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
•
Unit-linked and FVO Securities and short-term investments are of a similar nature and class to the fixed maturity securities AFS and equity securities described above; accordingly, the valuation approaches and unobservable inputs used in their valuation are also similar to those described above.

•
Short-term investments and other investments are of a similar nature and class to the fixed maturity securities AFS and equity securities described above; accordingly, the valuation approaches and observable inputs used in their valuation are also similar to those described above.
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
__________________

(1)
Estimated fair value equals carrying value, based on the value of the underlying assets, including: mutual fund interests, fixed maturity securities AFS, equity securities, derivatives, hedge funds, other limited partnership interests, short-term investments and cash and cash equivalents. Fixed maturity securities AFS, equity securities, derivatives, short-term investments and cash and cash equivalents are similar in nature to the instruments described under “— Securities, Short-term Investments and Other Investments,” “— Other Limited Partnership Interests” and “— Derivatives — Freestanding Derivatives.”

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
Transfers between Levels 1 and 2:
There were no transfers between Levels 1 and 2 for assets and liabilities measured at estimated fair value and still held at September 30, 2018 and December 31, 2017.
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

					September 30, 2018				December 31, 2017				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	85	-	126	104	83	-	142	110	Increase
	•	Market pricing	•	Quoted prices (4)	37	-	703	128	10	-	443	121	Increase
	•	Consensus pricing	•	Offered quotes (4)	98	-	108	100	97	-	104	101	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	109	94	—	-	126	94	Increase (5)
ABS	•	Market pricing	•	Quoted prices (4)	3	-	117	100	5	-	117	100	Increase (5)
	•	Consensus pricing	•	Offered quotes (4)	99	-	102	100	100	-	103	100	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	310	-	331		200	-	300		Increase (7)
			•	Repurchase rates (8)	(5)	-	55		(5)	-	5		Decrease (7)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	(60)	-	328		(14)	-	309		Increase (7)
Credit	•	Present value techniques	•	Credit spreads (9)	96	-	100		—	-	—		Decrease (7)
	•	Consensus pricing	•	Offered quotes (10)
Equity market	•	Present value techniques or option pricing models	•	Volatility (11)	11%	-	26%		11%	-	31%		Increase (7)
			•	Correlation (12)	10%	-	30%		10%	-	30%
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.21%		0%	-	0.21%		Decrease (13)
				Ages 41 - 60	0.03%	-	0.80%		0.03%	-	0.75%		Decrease (13)
				Ages 61 - 115	0.15%	-	100%		0.15%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (14)
				Durations 11 - 20	2%	-	100%		2%	-	100%		Decrease (14)
				Durations 21 - 116	1.25%	-	100%		1.25%	-	100%		Decrease (14)
			•	Utilization rates	0%	-	25%		0%	-	25%		Increase (15)
			•	Withdrawal rates	0%	-	20%		0%	-	20%		(16)
			•	Long-term equity volatilities	7.21%	-	33%		8.25%	-	33%		Increase (17)
			•	Nonperformance risk spread	0.03%	-	1.51%		0.02%	-	1.32%		Decrease (18)
__________________

(1)	The weighted average for fixed maturity securities AFS is determined based on the estimated fair value of the securities.

(2)
The impact of a decrease in input would have the opposite impact on estimated fair value. For embedded derivatives, changes to direct and assumed guaranteed minimum benefits are based on liability positions; changes to ceded guaranteed minimum benefits are based on asset positions.

(3)	Significant increases (decreases) in expected default rates in isolation would result in substantially lower (higher) valuations.

(4)	Range and weighted average are presented in accordance with the market convention for fixed maturity securities AFS of dollars per hundred dollars of par.

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

(10)	At both September 30, 2018 and December 31, 2017, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (1)	Foreign Government	Structured Securities	State and Political Subdivision	Equity Securities	Unit-linked and FVO Securities
	(In millions)
Three Months Ended September 30, 2018
Balance, beginning of period	$10,621	$156	$4,677	$8	$408	$269
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	2	—	30	—	(1)	(2)
Total realized/unrealized gains (losses) included in AOCI	(176)	(4)	(15)	—	—	—
Purchases (4)	594	4	746	—	6	48
Sales (4)	(497)	(6)	(281)	—	(7)	(32)
Issuances (4)	—	—	—	—	—	—
Settlements (4)	—	—	—	—	—	—
Transfers into Level 3 (5)	84	5	36	—	45	12
Transfers out of Level 3 (5)	(295)	(15)	(977)	(8)	(8)	(69)
Balance, end of period	$10,333	$140	$4,216	$—	$443	$226
Three Months Ended September 30, 2017
Balance, beginning of period	$11,632	$208	$4,939	$—	$468	$312
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	(3)	1	13	—	(1)	7
Total realized/unrealized gains (losses) included in AOCI	164	(2)	31	—	(4)	—
Purchases (4)	713	—	468	—	13	73
Sales (4)	(285)	—	(478)	(1)	(52)	(70)
Issuances (4)	—	—	—	—	—	—
Settlements (4)	—	—	—	—	—	—
Transfers into Level 3 (5)	123	—	—	62	—	3
Transfers out of Level 3 (5)	(226)	(9)	(440)	—	—	(21)
Balance, end of period	$12,118	$198	$4,533	$61	$424	$304
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2018 (6)	$2	$—	$27	$—	$—	$(2)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2017 (6)	$(2)	$1	$22	$—	$(2)	$7

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Other Limited Partnership Interests	Short-term Investments	Residential Mortgage Loans — FVO	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Three Months Ended September 30, 2018
Balance, beginning of period	$168	$559	$405	$(267)	$(240)	$1,138
Total realized/unrealized gains (losses) included in net income (loss) (2) (3)	11	—	4	(70)	167	2
Total realized/unrealized gains (losses) included in AOCI	(4)	(3)	—	(107)	9	—
Purchases (4)	1	102	—	—	—	148
Sales (4)	(21)	(2)	(70)	—	—	(215)
Issuances (4)	—	—	—	—	—	—
Settlements (4)	—	—	(16)	37	(75)	—
Transfers into Level 3 (5)	—	—	—	—	—	5
Transfers out of Level 3 (5)	—	(2)	—	—	—	(77)
Balance, end of period	$155	$654	$323	$(407)	$(139)	$1,001
Three Months Ended September 30, 2017
Balance, beginning of period	$—	$822	$615	$(288)	$(646)	$959
Total realized/unrealized gains (losses) included in net income (loss) (2) (3)	—	—	32	33	291	7
Total realized/unrealized gains (losses) included in AOCI	—	—	—	4	4	—
Purchases (4)	—	1	10	—	—	136
Sales (4)	—	(247)	(72)	—	—	(18)
Issuances (4)	—	—	—	—	—	1
Settlements (4)	—	—	(21)	(12)	(92)	(1)
Transfers into Level 3 (5)	—	2	—	—	—	56
Transfers out of Level 3 (5)	—	(175)	—	—	—	(101)
Balance, end of period	$—	$403	$564	$(263)	$(443)	$1,039
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2018 (6)	$11	$—	$(5)	$(38)	$168	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2017 (6)	$—	$—	$32	$27	$271	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (1)	Foreign Government	Structured Securities	State and Political Subdivision	Equity Securities	Unit-linked and FVO Securities
	(In millions)
Nine Months Ended September 30, 2018
Balance, beginning of period	$11,219	$209	$4,841	$—	$428	$362
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	13	1	73	—	(11)	(7)
Total realized/unrealized gains (losses) included in AOCI	(621)	(16)	1	—	—	—
Purchases (4)	1,606	5	919	—	11	77
Sales (4)	(1,366)	(21)	(788)	—	(20)	(162)
Issuances (4)	—	—	—	—	—	—
Settlements (4)	—	—	—	—	—	—
Transfers into Level 3 (5)	88	—	50	—	45	10
Transfers out of Level 3 (5)	(606)	(38)	(880)	—	(10)	(54)
Balance, end of period	$10,333	$140	$4,216	$—	$443	$226
Nine Months Ended September 30, 2017
Balance, beginning of period	$11,537	$289	$5,215	$10	$468	$287
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	6	3	80	—	(14)	20
Total realized/unrealized gains (losses) included in AOCI	612	4	118	2	30	—
Purchases (4)	2,802	7	867	—	18	209
Sales (4)	(1,487)	(97)	(1,329)	—	(74)	(115)
Issuances (4)	—	—	—	—	—	—
Settlements (4)	—	—	—	—	—	—
Transfers into Level 3 (5)	83	—	10	59	—	3
Transfers out of Level 3 (5)	(1,435)	(8)	(428)	(10)	(4)	(100)
Balance, end of period	$12,118	$198	$4,533	$61	$424	$304
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2018 (6)	$3	$1	$66	$—	$—	$(8)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2017 (6)	$6	$3	$68	$—	$(12)	$16

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Other Limited Partnership Interests	Short-term Investments	Residential Mortgage Loans — FVO	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Nine Months Ended September 30, 2018
Balance, beginning of period	$—	$33	$520	$(132)	$(274)	$959
Total realized/unrealized gains (losses) included in net income (loss) (2) (3)	6	—	7	(151)	355	2
Total realized/unrealized gains (losses) included in AOCI	—	(7)	—	(228)	6	—
Purchases (4)	1	659	—	4	—	200
Sales (4)	(68)	(11)	(151)	—	—	(162)
Issuances (4)	—	—	—	—	—	(3)
Settlements (4)	—	—	(53)	100	(226)	—
Transfers into Level 3 (5)	216	—	—	—	—	81
Transfers out of Level 3 (5)	—	(20)	—	—	—	(76)
Balance, end of period	$155	$654	$323	$(407)	$(139)	$1,001
Nine Months Ended September 30, 2017
Balance, beginning of period	$—	$46	$566	$(562)	$(729)	$1,141
Total realized/unrealized gains (losses) included in net income (loss) (2) (3)	—	—	38	47	573	(22)
Total realized/unrealized gains (losses) included in AOCI	—	—	—	144	(42)	—
Purchases (4)	—	401	184	—	—	271
Sales (4)	—	(2)	(155)	—	—	(78)
Issuances (4)	—	—	—	(7)	—	1
Settlements (4)	—	—	(69)	115	(245)	(62)
Transfers into Level 3 (5)	—	2	—	—	—	21
Transfers out of Level 3 (5)	—	(44)	—	—	—	(233)
Balance, end of period	$—	$403	$564	$(263)	$(443)	$1,039
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2018 (6)	$6	$—	$(13)	$(66)	$352	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2017 (6)	$—	$—	$38	$27	$550	$—
__________________

(1)	Comprised of U.S. and foreign corporate securities.

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

	September 30, 2018	December 31, 2017
	(In millions)
Unpaid principal balance	$401	$650
Difference between estimated fair value and unpaid principal balance	(78)	(130)
Carrying value at estimated fair value	$323	$520
Loans in nonaccrual status	$104	$198
Loans more than 90 days past due	$49	$94
Loans in nonaccrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(56)	$(102)

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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2018
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$72,138	$—	$—	$72,559	$72,559
Policy loans	$9,703	$—	$341	$10,859	$11,200
Other invested assets	$1,167	$—	$793	$374	$1,167
Premiums, reinsurance and other receivables	$4,106	$—	$1,216	$3,013	$4,229
Other assets	$323	$—	$139	$182	$321
Liabilities
Policyholder account balances	$115,800	$—	$—	$115,801	$115,801
Long-term debt	$13,398	$—	$14,284	$—	$14,284
Collateral financing arrangement	$1,073	$—	$—	$877	$877
Junior subordinated debt securities	$3,146	$—	$3,959	$—	$3,959
Other liabilities	$3,596	$—	$1,947	$2,117	$4,064
Separate account liabilities	$107,524	$—	$107,524	$—	$107,524

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

9. Long-Term Debt
Senior Notes
In June 2018, MetLife, Inc. sold FVO Brighthouse Common Stock in exchange for $944 million aggregate principal amount of MetLife Inc.'s senior notes. MetLife, Inc. purchased and canceled $343 million of its $1,035 million aggregate principal amount 6.817% senior notes due August 2018; $469 million of its $1,035 million aggregate principal amount 7.717% senior notes due February 2019 and $132 million of its $1,000 million aggregate principal amount 4.750% senior notes due February 2021. In June 2018, MetLife, Inc. additionally purchased for cash and canceled $160 million of its $1,035 million aggregate principal amount 6.817% senior notes due August 2018. The Company recorded a premium of $30 million paid in excess of the debt principal and incurred $37 million of advisory and other fees related to the exchange transaction to other expenses for the nine months ended September 30, 2018. See Note 3 for additional information on the FVO Brighthouse Common Stock exchange transaction.
In August 2018, MetLife, Inc. purchased for cash and canceled the remaining $566 million of its $1,035 million aggregate principal amount 7.717% senior notes due February 2019. The Company recorded a premium of $14 million paid in excess of the debt principal and accrued, unpaid interest to other expenses for the three months and nine months ended September 30, 2018.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Equity (continued)

Preferred stock authorized, issued and outstanding was as follows:

	September 30, 2018			December 31, 2017
Series	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
Floating Rate Non-Cumulative Preferred Stock, Series A	27,600,000	24,000,000	24,000,000	27,600,000	24,000,000	24,000,000
5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C	1,500,000	1,500,000	1,500,000	1,500,000	1,500,000	1,500,000
5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D	500,000	500,000	500,000	—	—	—
5.625% Non-Cumulative Preferred Stock, Series E	32,200	32,200	32,200	—	—	—
Series A Junior Participating Preferred Stock	10,000,000	—	—	10,000,000	—	—
Not designated	160,367,800	—	—	160,900,000	—	—
Total	200,000,000	26,032,200	26,032,200	200,000,000	25,500,000	25,500,000
The declaration, record and payment dates, as well as per share and aggregate dividend amounts, for MetLife, Inc.’s preferred stock were as follows for the nine months ended September 30, 2018 and 2017:

Declaration Date	Record Date	Payment Date	Preferred Stock Dividend
			Series A Per Share	Series A Aggregate	Series C Per Share	Series C Aggregate	Series D Per Share	Series D Aggregate	Series E Per Share	Series E Aggregate
			(In millions, except per share data)
August 15, 2018	August 31, 2018	September 17, 2018	$0.256	$6	$—	$—	$28.233	$14	$394.531	$12
May 15, 2018	May 31, 2018	June 15, 2018	$0.256	7	$26.250	39	$—	—	$—	—
March 5, 2018	February 28, 2018	March 15, 2018	$0.250	6	$—	—	$—	—	$—	—
				$19		$39		$14		$12

August 15, 2017	August 31, 2017	September 15, 2017	$0.256	$6	$—	$—	$—	$—	$—	$—
May 15, 2017	May 31, 2017	June 15, 2017	$0.256	7	$26.250	39	$—	—	$—	—
March 6, 2017	February 28, 2017	March 15, 2017	$0.250	6	$—	—	$—	—	$—	—
				$19		$39		$—		$—
Common Stock
During the nine months ended September 30, 2018 and 2017, MetLife, Inc. repurchased 59,602,926 shares and 44,737,625 shares of its common stock, respectively, through open market purchases for $2.8 billion and $2.3 billion, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Equity (continued)

On November 1, 2017 and May 22, 2018, MetLife, Inc. announced that its Board of Directors authorized $2.0 billion and $1.5 billion of common stock repurchases, respectively. In June 2018, MetLife, Inc. completed all common stock repurchases under the November 2017 authorization. At September 30, 2018, MetLife, Inc. had $470 million of common stock repurchases remaining under the May 2018 authorization. Common stock repurchases are dependent upon several factors, including the Company’s capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors.
See Note 16 for information on a subsequent common stock repurchase authorization.
The declaration, record and payment dates, as well as per share and aggregate dividend amounts, for MetLife, Inc.’s common stock were as follows for the nine months ended September 30, 2018 and 2017:

Declaration Date	Record Date	Payment Date	Common Stock Dividend
			Per Share	Aggregate
			(In millions, except per share data)
July 6, 2018	August 6, 2018	September 13, 2018	$0.420	$419
April 24, 2018	May 7, 2018	June 13, 2018	$0.420	428
January 5, 2018	February 5, 2018	March 13, 2018	$0.400	416
				$1,263

July 7, 2017	August 7, 2017	September 13, 2017	$0.400	$427
April 25, 2017	May 8, 2017	June 13, 2017	$0.400	431
January 6, 2017	February 6, 2017	March 13, 2017	$0.400	437
				$1,295
See also Note 16 for information regarding a common stock dividend declared subsequent to September 30, 2018.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Equity (continued)

Dividend Restrictions
Insurance Operations
The table below sets forth the dividends permitted to be paid in 2018 by MetLife, Inc.’s primary insurance subsidiaries without insurance regulatory approval and the respective dividends paid during the nine months ended September 30, 2018:

Company	Paid (1)		Permitted Without Approval (2)
	(In millions)
Metropolitan Life Insurance Company	$2,424	(3)	$3,075
American Life Insurance Company	$2,200	(4)	$—
Metropolitan Property and Casualty Insurance Company	$—		$125
Metropolitan Tower Life Insurance Company (5)	$—		$73
General American Life Insurance Company (5)	$—		N/A
__________________

(1)	Reflects all amounts paid, including those requiring regulatory approval.

(2)
Reflects dividend amounts that may be paid during 2018 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2018, some or all of such dividends may require regulatory approval.

(3)
Represents ordinary dividends of $1.7 billion and an extraordinary dividend of $705 million that was paid with regulatory approval. The extraordinary dividend was paid in cash with proceeds from the sale to an affiliate of certain property, equipment, leasehold improvements and computer software that were non-admitted by MLIC for statutory accounting purposes. The affiliate received a capital contribution in cash from MetLife, Inc. to fund the purchase.

(4)	Represents extraordinary dividends.

(5)
In April 2018, Metropolitan Tower Life Insurance Company (“MTL”) merged with General American Life Insurance Company (“GALIC”). The surviving entity of the merger was MTL, which re-domesticated from Delaware to Nebraska immediately prior to the merger. Effective as of the re-domestication, MTL is subject to the dividend restrictions under Nebraska law, which are based on amounts reported in MTL’s stand-alone statutory financial statements for the year ended December 31, 2017.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Equity (continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to MetLife, Inc., was as follows:

	Three Months Ended September 30, 2018
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$8,538	$1,165	$(4,670)	$(2,179)	$2,854
OCI before reclassifications	(1,953)	(295)	(240)	131	(2,357)
Deferred income tax benefit (expense)	436	(22)	15	(27)	402
AOCI before reclassifications, net of income tax	7,021	848	(4,895)	(2,075)	899
Amounts reclassified from AOCI	(30)	4	—	31	5
Deferred income tax benefit (expense)	7	96	—	(7)	96
Amounts reclassified from AOCI, net of income tax	(23)	100	—	24	101
Balance, end of period	$6,998	$948	$(4,895)	$(2,051)	$1,000

	Three Months Ended September 30, 2017
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$13,469	$1,569	$(4,679)	$(1,923)	$8,436
OCI before reclassifications	803	(166)	193	2	832
Deferred income tax benefit (expense)	(270)	56	(6)	2	(218)
AOCI before reclassifications, net of income tax	14,002	1,459	(4,492)	(1,919)	9,050
Amounts reclassified from AOCI	(360)	(307)	—	40	(627)
Deferred income tax benefit (expense)	126	107	—	(17)	216
Amounts reclassified from AOCI, net of income tax	(234)	(200)	—	23	(411)
Disposal of subsidiary (3)	(2,286)	(305)	51	28	(2,512)
Deferred income tax benefit (expense)	800	107	(19)	(10)	878
Disposal of subsidiary, net of income tax	(1,486)	(198)	32	18	(1,634)
Balance, end of period	$12,282	$1,061	$(4,460)	$(1,878)	$7,005

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Equity (continued)

	Nine Months Ended September 30, 2018
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$12,757	$905	$(4,390)	$(1,845)	$7,427
OCI before reclassifications	(8,860)	(506)	(657)	130	(9,893)
Deferred income tax benefit (expense)	1,977	77	24	(27)	2,051
AOCI before reclassifications, net of income tax	5,874	476	(5,023)	(1,742)	(415)
Amounts reclassified from AOCI	98	309	—	93	500
Deferred income tax benefit (expense)	(22)	(47)	—	(20)	(89)
Amounts reclassified from AOCI, net of income tax	76	262	—	73	411
Cumulative effects of changes in accounting principles	(425)	—	—	—	(425)
Deferred income tax benefit (expense), cumulative effects of changes in accounting principles	1,473	210	36	(382)	1,337
Cumulative effects of changes in accounting principles, net of income tax (2)	1,048	210	36	(382)	912
Sale of subsidiary (3)	—	—	92	—	92
Balance, end of period	$6,998	$948	$(4,895)	$(2,051)	$1,000

	Nine Months Ended September 30, 2017
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$10,785	$1,865	$(5,312)	$(1,972)	$5,366
OCI before reclassifications	4,796	37	710	(17)	5,526
Deferred income tax benefit (expense)	(1,675)	(14)	110	7	(1,572)
AOCI before reclassifications, net of income tax	13,906	1,888	(4,492)	(1,982)	9,320
Amounts reclassified from AOCI	(211)	(965)	—	125	(1,051)
Deferred income tax benefit (expense)	73	336	—	(39)	370
Amounts reclassified from AOCI, net of income tax	(138)	(629)	—	86	(681)
Disposal of subsidiary (3)	(2,286)	(305)	51	28	(2,512)
Deferred income tax benefit (expense)	800	107	(19)	(10)	878
Disposal of subsidiary, net of income tax	(1,486)	(198)	32	18	(1,634)
Balance, end of period	$12,282	$1,061	$(4,460)	$(1,878)	$7,005
__________________

(1)	See Note 6 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI, and the policyholder dividend obligation.

(2)	See Note 1 for further information on adoption of new accounting pronouncements.

(3)	See Note 3.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$101	$303	$(36)	$386	Net investment gains (losses)
Net unrealized investment gains (losses)	9	(1)	9	—	Net investment income
Net unrealized investment gains (losses)	(80)	55	(71)	(89)	Net derivative gains (losses)
Net unrealized investment gains (losses)	—	3	—	(86)	Discontinued operations
Net unrealized investment gains (losses), before income tax	30	360	(98)	211
Income tax (expense) benefit	(7)	(126)	22	(73)
Net unrealized investment gains (losses), net of income tax	23	234	(76)	138
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	1	9	18	23	Net derivative gains (losses)
Interest rate swaps	4	5	13	12	Net investment income
Interest rate swaps	—	—	—	2	Discontinued operations
Interest rate forwards	(3)	(1)	—	(5)	Net derivative gains (losses)
Interest rate forwards	1	—	2	2	Net investment income
Interest rate forwards	—	—	1	1	Other expenses
Interest rate forwards	—	—	—	3	Discontinued operations
Foreign currency swaps	(6)	294	(342)	915	Net derivative gains (losses)
Foreign currency swaps	(1)	—	(2)	(1)	Net investment income
Foreign currency swaps	—	—	1	1	Other expenses
Foreign currency swaps	—	—	—	11	Discontinued operations
Credit forwards	—	—	—	1	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	(4)	307	(309)	965
Income tax (expense) benefit	(96)	(107)	47	(336)
Gains (losses) on cash flow hedges, net of income tax	(100)	200	(262)	629
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(37)	(46)	(108)	(143)
Amortization of prior service (costs) credit	6	6	15	18
Amortization of defined benefit plan items, before income tax	(31)	(40)	(93)	(125)
Income tax (expense) benefit	7	17	20	39
Amortization of defined benefit plan items, net of income tax	(24)	(23)	(73)	(86)
Total reclassifications, net of income tax	$(101)	$411	$(411)	$681
__________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 12.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

11. Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Employee related costs	$921	$935	$2,752	$2,751
Third party staffing costs	435	413	1,217	1,173
General and administrative expenses	290	229	884	768
Pension, postretirement and postemployment benefit costs	45	86	141	241
Premium taxes, other taxes, and licenses & fees	193	145	559	468
Commissions and other variable expenses	1,403	1,393	4,257	4,003
Capitalization of DAC	(810)	(761)	(2,440)	(2,218)
Amortization of DAC and VOBA	732	626	2,132	1,945
Amortization of negative VOBA	(7)	(32)	(45)	(113)
Interest expense on debt	267	284	862	851
Total other expenses	$3,469	$3,318	$10,319	$9,869
Certain prior year amounts have been reclassified to conform to the current year presentation, which has been revised to align the expense categories with the Company’s businesses. The reclassifications did not result in a change to total other expenses.
See Note 9 for information regarding expenses related to debt transactions.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	Severance
	(In millions)
Balance, beginning of period	$20	$17	$22	$35
Restructuring charges	17	3	35	25
Cash payments	(17)	(3)	(37)	(43)
Balance, end of period	$20	$17	$20	$17
Total restructuring charges incurred since inception of initiative	$108	$60	$108	$60
Management anticipates further restructuring charges through the year ending December 31, 2019. However, such restructuring plans were not sufficiently developed to enable management to make an estimate of such restructuring charges at September 30, 2018.

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
The components of net periodic benefit costs, reported in other expenses, were as follows:

	Three Months Ended September 30,
	2018		2017
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$58	$1	$62	$1
Interest costs	95	13	106	19
Divestitures	—	—	3	2
Expected return on plan assets	(133)	(18)	(129)	(18)
Amortization of net actuarial (gains) losses	46	(9)	46	—
Amortization of prior service costs (credit)	(1)	(5)	—	(6)
Net periodic benefit costs (credit)	$65	$(18)	$88	$(2)

	Nine Months Ended September 30,
	2018		2017
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$176	$4	$184	$4
Interest costs	287	39	318	57
Divestitures	—	—	3	2
Expected return on plan assets	(400)	(54)	(387)	(54)
Amortization of net actuarial (gains) losses	134	(26)	143	—
Amortization of prior service costs (credit)	(1)	(14)	(1)	(17)
Net periodic benefit costs (credit)	$196	$(51)	$260	$(8)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

13. Income Tax
The Company’s effective tax rates differ from the U.S. statutory rate typically due to non-taxable investment income, tax credits, and foreign earnings taxed at different rates than the U.S. statutory rate. The Company’s year-to-date results include tax charges of $69 million related to the non-deductible loss incurred on the mark-to-market and disposition of FVO Brighthouse Common Stock, $17 million related to a tax adjustment in Chile and $5 million in Colombia to establish a deferred tax liability due to a change in tax status, partially offset by tax benefits of $36 million related to a non-cash transfer of assets from a wholly-owned U.K. investment subsidiary to its U.S. parent and $7 million related to the settlement of an audit. The Company’s prior period results include tax-related benefits of $554 million related to the Separation and $27 million from the finalization of certain tax audits, partially offset by a net tax charge of $180 million. This charge was the result of the repatriation of approximately $3.0 billion of cash following the post-Separation review of the Company’s capital needs, partially offset by a tax benefit associated with dividends from the Company’s non-U.S. operations. The Company’s prior period results also include a tax benefit of $9 million related to the settlement of an audit in Argentina.
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
In accordance with Staff Accounting Bulletin (“SAB”) 118 issued by the U.S. Securities and Exchange Commission (“SEC”) in December 2017, the Company recorded provisional amounts for certain items for which the income tax accounting is not complete. For these items, the Company recorded a reasonable estimate of the tax effects of U.S. Tax Reform. The estimates will be reported as provisional amounts during the measurement period, which will not exceed one year from the date of enactment of U.S. Tax Reform. The Company may reflect adjustments to its provisional amounts upon obtaining, preparing, or analyzing additional information about facts and circumstances that existed as of the enactment date that, if known, would have affected the income tax effects initially reported as provisional amounts.
At December 31, 2017, the Company recorded provisional estimates for the deemed repatriation transition tax, global intangible low-tax income, compensation and fringe benefits, alternative minimum tax credits, and tax credit partnerships. At September 30, 2018, updates were made to the provisional amounts for tax credit partnerships, as described in the following paragraph. No other updates to provisional estimates were made.
Certain tax credit partnership investments derive returns in part from income tax credits. The Company recognizes changes in tax attributes at the partnership level when reported by the investee in its financial information. The Company did not receive the necessary investee financial information to determine the impacts of U.S. Tax Reform on the tax attributes of its tax credit partnership investments until the third quarter of 2018. Accordingly, prior to the third quarter of 2018, the Company applied prior law to these equity method investments in accordance with SAB 118. After receiving the information, an after tax reduction in tax credit partnerships’ equity method income of $32 million was included in net investment income for both the three months and nine months ended September 30, 2018.
See Note 18 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report for further information regarding SAB 118 items.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

14. Earnings Per Common Share
The following table presents the weighted average shares, basic earnings per common share and diluted earnings per common share for each income category presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions, except per share data)
Weighted Average Shares:
Weighted average common stock outstanding for basic earnings per common share	992.7	1,062.3	1,014.6	1,075.5
Incremental common shares from assumed exercise or issuance of stock-based awards	8.0	9.2	8.2	8.5
Weighted average common stock outstanding for diluted earnings per common share	1,000.7	1,071.5	1,022.8	1,084.0
Income (Loss) from Continuing Operations:
Income (loss) from continuing operations, net of income tax	$915	$883	$3,066	$2,691
Less: Income (loss) from continuing operations, net of income tax, attributable to noncontrolling interests	3	6	10	12
Less: Preferred stock dividends	32	6	84	58
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$880	$871	$2,972	$2,621
Basic	$0.89	$0.82	$2.93	$2.44
Diluted	$0.88	$0.81	$2.91	$2.42
Income (Loss) from Discontinued Operations:
Income (loss) from discontinued operations, net of income tax	$—	$(968)	$—	$(986)
Less: Income (loss) from discontinued operations, net of income tax, attributable to noncontrolling interests	—	—	—	—
Income (loss) from discontinued operations, net of income tax, available to MetLife, Inc.’s common shareholders	$—	$(968)	$—	$(986)
Basic	$—	$(0.91)	$—	$(0.92)
Diluted	$—	$(0.90)	$—	$(0.91)
Net Income (Loss):
Net income (loss)	$915	$(85)	$3,066	$1,705
Less: Net income (loss) attributable to noncontrolling interests	3	6	10	12
Less: Preferred stock dividends	32	6	84	58
Net income (loss) available to MetLife, Inc.’s common shareholders	$880	$(97)	$2,972	$1,635
Basic	$0.89	$(0.09)	$2.93	$1.52
Diluted	$0.88	$(0.09)	$2.91	$1.51

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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at September 30, 2018. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of September 30, 2018, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $600 million.
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
As reported in the 2017 Annual Report, MLIC received approximately 3,514 asbestos-related claims in 2017. During the nine months ended September 30, 2018 and 2017, MLIC received approximately 2,558 and 2,742 new asbestos-related claims, respectively. See Note 20 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2017. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through September 30, 2018.
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
In the Matter of Chemform, Inc. Site, Pompano Beach, Broward County, Florida
In July 2010, the Environmental Protection Agency (“EPA”) advised MLIC that it believed payments were due under two settlement agreements, known as “Administrative Orders on Consent,” that New England Mutual Life Insurance Company (“New England Mutual”) signed in 1989 and 1992 with respect to the cleanup of a Superfund site in Florida (the “Chemform Site”). The EPA originally contacted MLIC (as successor to New England Mutual) and a third party in 2001, and advised that they owed additional clean-up costs for the Chemform Site. The matter was not resolved at that time. In September 2012, the EPA, MLIC and the third party executed an Administrative Order on Consent under which MLIC and the third party agreed to be responsible for certain environmental testing at the Chemform Site. The EPA may seek additional costs if the environmental testing identifies issues. The EPA and MLIC have reached a settlement in principle on the EPA’s claim for past costs. The Company estimates that the aggregate cost to resolve this matter, including the settlement for claims of past costs and the costs of environmental testing, will not exceed $300 thousand.
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
Roycroft v. MetLife, Inc., et al. (S.D.N.Y., filed June 18, 2018)
Plaintiff filed this putative class action on behalf of all persons due benefits under group annuity contracts but who did not receive the entire amount to which they were entitled. Plaintiff asserts claims for unjust enrichment, accounting, and restitution based on allegations that the Company failed to timely pay annuity benefits to certain group annuitants. Plaintiff seeks declaratory and injunctive relief, as well as unspecified compensatory and punitive damages, and other relief. The Company intends to defend this action vigorously.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
15. Contingencies, Commitments and Guarantees (continued)

Other Litigation
Sun Life Assurance Company of Canada Indemnity Claim
In 2006, Sun Life Assurance Company of Canada (“Sun Life”), as successor to the purchaser of MLIC’s Canadian operations, filed a lawsuit in Toronto, seeking a declaration that MLIC remains liable for “market conduct claims” related to certain individual life insurance policies sold by MLIC that were subsequently transferred to Sun Life. In January 2010, the court found that Sun Life had given timely notice of its claim for indemnification but, because it found that Sun Life had not yet incurred an indemnifiable loss, granted MLIC’s motion for summary judgment. In September 2010, Sun Life notified MLIC that a purported class action lawsuit was filed against Sun Life in Toronto alleging sales practices claims regarding the policies sold by MLIC and transferred to Sun Life (the “Ontario Litigation”). On August 30, 2011, Sun Life notified MLIC that another purported class action lawsuit was filed against Sun Life in Vancouver, BC alleging sales practices claims regarding certain of the same policies sold by MLIC and transferred to Sun Life. Sun Life contends that MLIC is obligated to indemnify Sun Life for some or all of the claims in these lawsuits. In September 2018, the Court of Appeal for Ontario affirmed the lower court’s decision to not certify the sales practices claims in the Ontario Litigation. These sales practices cases against Sun Life are ongoing, and the Company is unable to estimate the reasonably possible loss or range of loss arising from this litigation.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $4.3 billion and $3.4 billion at September 30, 2018 and December 31, 2017, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $6.7 billion and $6.1 billion at September 30, 2018 and December 31, 2017, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $329 million, with a cumulative maximum of $772 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $6 million and $5 million at September 30, 2018 and December 31, 2017, respectively, for indemnities, guarantees and commitments.
16. Subsequent Events
Common Stock Repurchase Authorization
On November 1, 2018, MetLife, Inc. announced that its Board of Directors authorized an additional $2.0 billion of common stock repurchases.
Common Stock Dividend
On October 23, 2018, the MetLife, Inc. Board of Directors declared a fourth quarter 2018 common stock dividend of $0.42 per share payable on December 13, 2018 to shareholders of record as of November 6, 2018. The Company estimates that the aggregate dividend payment will be $416 million.
New York Special Considerations Letter
The NYDFS issued its annual “Special Considerations” letter (“SCL”) to New York licensed insurers on November 2, 2018, including to one of the Company’s primary insurance subsidiaries, MLIC. The SCL includes certain provisions that require such insurers, among other things, to use certain assumptions and perform certain tests as part of year-end asset adequacy testing. The Company is currently evaluating the SCL’s potential impact.

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
Group Annuity Reserves, Assumed Variable Annuity Guarantee Reserves and Other Revisions
As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Overview — Group Annuity Reserves, Assumed Variable Annuity Guarantee Reserves and Other Revisions” included in the 2017 Annual Report, material weaknesses were identified in internal control over financial reporting relating to the review of practices and procedures used to estimate (i) the Company’s reserves related to certain Retirement and Income Solutions (“RIS”) group annuitants who have been unresponsive or missing over time and (ii) certain reserves associated with MetLife Holdings variable annuity guarantees assumed from a former operating joint venture in Japan. An update of the remediation plan to remove the material weaknesses is further described in “Controls and Procedures.” Also, see Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements for prior year periods’ revisions related to the Company’s consolidated results, as well as “Risk Factors” disclosed in the 2017 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under Item 1A. Risk Factors, for further information.

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
Given the complexities of U.S. Tax Reform, amounts recorded may change, possibly materially, due to, among other things, changes in interpretations and assumptions made by the Company, additional guidance that may be issued and actions that the Company may take. The Company continues to anticipate its 2018 effective tax rate to be in the range of 18% to 20%. See Notes 1 and 13 of the Notes to the Interim Condensed Consolidated Financial Statements for a further discussion of U.S. Tax Reform and the impact to the Company in the third quarter of 2018.
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
In June 2018, the Company sold fair value option (“FVO”) Brighthouse Financial, Inc. common stock (“FVO Brighthouse Common Stock”) in exchange for $944 million aggregate principal amount of MetLife, Inc. senior notes, which MetLife, Inc. canceled. At September 30, 2018, the Company no longer held any shares of Brighthouse Financial, Inc. for its own account; however, certain insurance company separate accounts managed by the Company held shares of Brighthouse Financial, Inc.
See Notes 3 and 9 of the Notes to the Interim Condensed Consolidated Financial Statements for further information.

Current Period Highlights
During the three months ended September 30, 2018, overall sales decreased compared to the prior period despite increases in many of our businesses. In our U.S. segment, our Retirement and Income Solutions (“RIS”) business experienced lower sales of stable value products and pension risk transfers, as well as a decrease in funding agreement issuances, while sales from our Group Benefits and Property & Casualty businesses improved. In Japan, sales of foreign currency-denominated annuity products, as well as accident & health products, increased. Our Asia segment also benefited from a group case sale in Australia and higher sales from emerging markets, mainly in China. In addition, positive net flows drove an increase in our investment portfolio and investment yields improved, however, interest credited rates were higher. Results declined due to the impact of our annual actuarial assumption review in both periods. The favorable change in net investment gains (losses) reflected the prior period loss on our retained investment in Brighthouse Financial, Inc. recognized in connection with the Separation. Changes in long-term interest rates drove an unfavorable change in net derivative gains (losses). Our results for the prior period included a loss from the operations of Brighthouse that are reflected in discontinued operations.
The following represents segment level results and percentage contributions to total segment level adjusted earnings available to common shareholders for the three months ended September 30, 2018:
__________________

(1)	Excludes Corporate & Other adjusted loss available to common shareholders of $237 million.

(2)
Consistent with GAAP guidance for segment reporting, adjusted earnings is our GAAP measure of segment performance. For additional information see Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.

Three Months Ended September 30, 2018 Compared with the Three Months Ended September 30, 2017

Consolidated Results - Highlights
Net income (loss) available to MetLife, Inc.’s common shareholders up $977 million:

• Favorable change in income (loss) from discontinued operations, net of income tax, of $968 million

• Favorable change in net investment gains (losses) of $723 million ($571 million, net of income tax)

• Favorable change in results from divested businesses of $297 million ($272 million, net of income tax)

• Adjusted earnings available to common shareholders up $261 million

• Unfavorable impact from a prior period tax-related benefit of $554 million related to the Separation

• Unfavorable impact from annual actuarial assumption reviews in both periods of $430 million ($320 million, net of income tax)

• Unfavorable change in net derivative gains (losses) of $255 million ($201 million, net of income tax)

(1) See “— Results of Operations — Consolidated Results” and “— Non-GAAP and Other Financial Disclosures” for reconciliations and definitions of non-GAAP financial measures.
Consolidated Results - Adjusted Earnings Highlights
Adjusted earnings available to common shareholders up $261 million:
•
The primary drivers of the increase in adjusted earnings were higher net investment income due to a larger asset base and higher investment yields, a prior period tax charge, the favorable impact of U.S. Tax Reform and favorable underwriting, partially offset by higher interest credited expenses and the unfavorable impact of our annual actuarial assumption review.

•	Our results for the three months ended September 30, 2018 included the following:
	•	unfavorable impact from our annual actuarial assumption review of $42 million, net of income tax
	•	favorable impact from U.S. Tax Reform of $70 million
	•	expenses associated with our previously announced unit cost initiative of $88 million, net of income tax
	•	a $63 million, net of income tax, charge due to a current period increase in our incurred but not reported (“IBNR”) life reserves, reflecting enhancements to our processes related to potential claims
	•	a $37 million favorable net insurance adjustment resulting from reserve and deferred policy acquisition costs (“DAC”) modeling improvements in our individual disability insurance business
•	Our results for the three months ended September 30, 2017 included the following:
•
net tax-related charges of $176 million consisting of (i) a $180 million net tax charge related to the repatriation of approximately $3.0 billion of cash following the post-Separation review of our capital needs, partially offset by a tax benefit associated with dividends from our non-U.S. operations, and (ii) a $4 million net tax-related benefit from the finalization of certain tax audits

	•	favorable impact from our annual assumption review of $89 million, net of income tax
	•	favorable reserve adjustment of $21 million, net of income tax, resulting from modeling improvements in the reserving process for certain of our life business
	•	a $17 million, net of income tax, increase in expenses associated with our previously announced unit cost initiative

For a more in-depth discussion of our consolidated results, see “— Results of Operations — Consolidated Results,” “— Results of Operations — Consolidated Results — Adjusted Earnings” and “— Results of Operations — Segment Results and Corporate & Other.”

Nine Months Ended September 30, 2018 Compared with the Nine Months Ended September 30, 2017

Consolidated Results - Highlights
Net income (loss) available to MetLife, Inc.’s common shareholders up $1.3 billion:

• Favorable change in income (loss) from discontinued operations, net of income tax, of $986 million

• Favorable change in results from divested businesses of $706 million ($429 million, net of income tax)

• Adjusted earnings available to common shareholders up $568 million

• Favorable change in net derivative gains (losses) of $447 million ($353 million, net of income tax)

• Unfavorable impact from a prior period tax-related benefit of $554 million related to the Separation

• Unfavorable impact from annual actuarial assumption reviews in both periods of $430 million ($320 million, net of income tax)

(1) See “— Results of Operations — Consolidated Results” and “— Non-GAAP and Other Financial Disclosures” for reconciliations and definitions of non-GAAP financial measures.
Consolidated Results - Adjusted Earnings Highlights
Adjusted earnings available to common shareholders up $568 million:
•
The primary drivers of the increase in adjusted earnings were higher net investment income due to a larger asset base and higher investment yields, the favorable impact of U.S. Tax Reform, a prior period tax charge and favorable underwriting, partially offset by higher interest credited expenses and the unfavorable impact of our annual actuarial assumption review.

•	Our results for the nine months ended September 30, 2018 included the following:
	•	unfavorable impact from our annual actuarial assumption review of $42 million, net of income tax
	•	favorable impact from U.S. Tax Reform of $235 million
	•	expenses associated with our previously announced unit cost initiative of $184 million, net of income tax
	•	favorable reserve adjustment of $62 million, net of income tax, relating to certain variable annuity guarantees assumed from a former joint venture in Japan
	•	a $63 million, net of income tax, charge due to a current period increase in our IBNR life reserves, reflecting enhancements to our processes related to potential claims
	•	a $37 million favorable net insurance adjustment resulting from reserve and DAC modeling improvements in our individual disability insurance business
•	Our results for the nine months ended September 30, 2017 included the following:
•
net tax-related charges of $153 million consisting of (i) a $180 million net tax charge related to the repatriation of approximately $3.0 billion of cash following the post-Separation review of our capital needs, partially offset by a tax benefit associated with dividends from our non-U.S. operations, and (ii) a $27 million net tax-related benefit from the finalization of certain tax audits

	•	favorable impact from our annual assumption review of $89 million, net of income tax
	•	expenses associated with our previously announced unit cost initiative of $60 million, net of income tax
	•	a $40 million, net of income tax, unfavorable impact from variable annuity and life reinsurance recaptures
	•	a charge of $36 million, net of income tax, for lease impairments

•	favorable reserve adjustments of $55 million, net of income tax, resulting from modeling improvements in the reserving process in certain of our life businesses
•	a $21 million, net of income tax, charge for expenses incurred related to a guaranty fund assessment for Penn Treaty Network America Insurance Company (“Penn Treaty”)
•	a benefit of $12 million, net of income tax, related to a refinement to prior period reinsurance receivables in Australia
For a more in-depth discussion of our consolidated results, see “— Results of Operations — Consolidated Results,” “— Results of Operations — Consolidated Results — Adjusted Earnings” and “— Results of Operations — Segment Results and Corporate & Other.”
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
Hurricanes
In October 2018, Hurricane Michael made landfall in the Florida Panhandle causing loss of lives and extensive property damage. MetLife is currently evaluating the impact of Hurricane Michael on its Property & Casualty business reported in the U.S. segment, and estimates a potential loss of approximately $10 million to $13 million ($8 million to $10 million, net of income tax), which has not yet been recorded as of September 30, 2018.
In September 2018, Hurricane Florence made landfall in North Carolina and South Carolina causing loss of lives and extensive property damage. As of September 30, 2018, MetLife’s Property & Casualty business recognized a loss from Hurricane Florence of $15 million ($12 million, net of income tax).
Additional storm-related losses may be recorded in future periods as claims are received from insureds.
Argentina Highly Inflationary
The inflation levels in Argentina have been elevated for several years. In the first half of 2018, Argentina’s reported inflation rates began to increase dramatically and the Argentine central bank significantly increased interest rates in an effort to combat inflation. Based on Argentina’s reported inflation rates and trends, as of July 1, 2018, we designated Argentina as a highly inflationary economy for accounting purposes. In the third quarter of 2018, the change to highly inflationary accounting did not have a material impact on the Company’s interim condensed consolidated financial statements.
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

We have market presence in numerous countries and, therefore, our business operations are exposed to risks posed by local and regional economic conditions. See “Risk Factors — Risks Related to Our Business — Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability” and “Risk Factors — Risks Related to Our Business — Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability” in the 2017 Annual Report. See “— Executive Summary — Other Key Information — Argentina Highly Inflationary” for further information regarding the impact of Argentina’s highly inflationary economy on the Company’s interim condensed consolidated financial statements.
We are closely monitoring political and economic conditions that might contribute to global market volatility and impact our business operations, investment portfolio and derivatives. For example, events following the U.K.’s referendum on June 23, 2016 and the uncertainties, including foreign currency exchange risks, associated with its pending withdrawal from the European Union (“EU”), have contributed to market volatility, both in the U.S. and beyond. These factors could contribute to weakening Gross Domestic Product growth, primarily in the U.K. and, to a lesser degree, in continental Europe. The magnitude and longevity of the potential negative economic impacts would depend on the detailed agreements reached by the U.K. and the EU as a result of the negotiations regarding future trade and other arrangements. See “— Investments — Current Environment — Selected Country Investments.” We are also monitoring the imposition of tariffs or other barriers to international trade, changes to international trade agreements, and their potential impacts on our business, results of operations and financial condition. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — Difficult Conditions in the Global Capital Markets and the Economy Generally May Materially Adversely Affect Our Business and Results of Operations” and “Risk Factors — Risks Related to Our Business — Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability” in the 2017 Annual Report.
Central banks around the world are using monetary policy to address regional economic conditions. For example, in the United States, citing a strengthening economy, the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) has continued along its stated path of balance sheet tapering and the Federal Reserve Board’s Federal Open Market Committee has continued to increase the federal funds rate, most recently in September 2018. While the European Central Bank has continued to expand its balance sheet via quantitative easing, it is doing so at a slower pace and is expected to end quantitative easing by the end of 2018. In Japan, however, the Japanese government and the Bank of Japan are maintaining stimulus measures in order to boost inflation expectations and achieve sustainable economic growth in Japan. Such measures include the imposition of a negative rate on commercial bank deposits, continued government bond purchases and tax reform, including the lowering of the Japanese corporate tax rate and the delay until 2019 of an increase in the consumption tax to 10%. Going forward, Japan’s structural and demographic challenges may continue to limit its potential growth unless reforms that boost productivity are put into place. Japan’s high public sector debt levels are mitigated by low refinancing risks. Further actions by central banks in the future may affect interest rates and risk markets in the U.S., Europe, Japan and other developed and emerging economies, and may ultimately result in market volatility. We cannot predict with certainty the effect of these actions or the impact on our business operations, investment portfolio or derivatives. See “— Investments — Current Environment.”
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
Our expectations regarding future margins are an important component impacting the amortization of certain intangible assets such as DAC and value of business acquired (“VOBA”). Significantly lower margins may cause us to accelerate the amortization, thereby reducing net income in the affected reporting period. Additionally, lower margins may also impact the recoverability of intangible assets such as goodwill, require the establishment of additional liabilities or trigger loss recognition events on certain policyholder liabilities. We review this long-term margin assumption, along with other assumptions, as part of our annual actuarial assumption review. See “— Results of Operations — Consolidated Results — Three Months Ended September 30, 2018 Compared with the Three Months Ended September 30, 2017 — Actuarial Assumption Review and Certain Other Insurance Adjustments” for further information.

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
Competitive Pressures
The life insurance industry remains highly competitive. Product development is focused on differentiation leading to more intense competition with respect to product features and services. Several of the industry’s products can be quite homogeneous and subject to intense price competition. Cost reduction efforts are a priority for industry players, with benefits resulting in price adjustments to favor customers and reinvestment capacity. Larger companies have the ability to invest in brand equity, product development, technology optimization, risk management, and innovation, which are among the fundamentals for sustained profitable growth in the life insurance industry. Insurers are focused on their core businesses, specifically in markets where they can achieve scale. Insurers are increasingly seeking alternative sources of revenue; there is a focus on monetization of assets, fee-based services, and opportunities to offer comprehensive solutions, which include providing value-added services along with traditional products. Financial strength and flexibility and technology modernization are prerequisites for sustainable growth in the life insurance industry. Larger market participants tend to have the capacity to invest in analytics, distribution, and information technology and have the capability to engage with the new digital entrants. There is a shift in distribution from proprietary to third party models in mature markets, due to the lower cost structure. Evolving customer expectations are having a significant impact on the competitive environment as insurers strive to offer the superior customer service demanded by an increasingly sophisticated industry client base. We believe that the continued volatility of the financial markets and its impact on the capital position of many competitors will continue to strain the competitive environment. Legislative and other changes affecting the regulatory environment can also affect the competitive environment within the life insurance industry and within the broader financial services industry. See “— Industry Trends — Regulatory Developments,” as well as “Business — Regulation” in the 2017 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments.” We believe that the aforementioned factors have highlighted financial strength, technology efficiency, and organizational agility as the most significant differentiators and, as a result, we believe the Company is well positioned to compete in this environment.
Regulatory Developments
The following discussion on regulatory developments should be read in conjunction with “Business — Regulation” in the 2017 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments.”
In the United States, our life insurance companies are regulated primarily at the state level by state insurance regulators, with some products and services also subject to federal regulation. In addition, MetLife, Inc. and its U.S. insurance subsidiaries are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of MetLife’s operations, products and services are subject to consumer protection laws, securities, broker-dealer and investment adviser regulations, environmental and unclaimed property laws and regulations, and to the Employee Retirement Income Security Act of 1974. See “— U.S. Regulation” below, as well as “Business — Regulation — U.S. Regulation,” “Risk Factors — Regulatory and Legal Risks — Our Insurance, Pensions and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” “Risk Factors — Risks Related to Our Business — Our Statutory Life Insurance Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity,” and “Risk Factors — Regulatory and Legal Risks — Changes in U.S. Federal, State Securities and State Insurance Laws and Regulations May Affect Our Operations and Our Profitability” included in the 2017 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments” and similarly named sections under the caption “Risk Factors.”

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
U.S. Regulation
Insurance Regulation
NAIC
In 2015, the National Association of Insurance Commissioners (“NAIC”) commenced an initiative to study variable annuity solvency regulations, with the goal of curtailing the use of variable annuity captives. In connection with this initiative, the NAIC engaged a third-party consultant to develop recommendations regarding reserve and capital requirements. Following several public exposures of the consultant’s recommendations, the NAIC recently adopted a new variable annuity framework, which is designed to reduce the level and volatility of the non-economic aspect of reserve and risk-based capital (“RBC”) requirements for variable annuity products. The NAIC will now prepare technical language in various NAIC manuals and guidelines that is necessary to implement the new framework. We cannot predict the impact of this framework on our business until such technical requirements of the framework are completed, and we cannot predict whether the New York Department of Financial Services (“NYDFS”) or other state insurance regulators will adopt standards different from the NAIC framework.
Surplus and Capital; Risk-Based Capital
The NYDFS issued its annual “Special Considerations” letter (“SCL”) to New York licensed insurers on November 2, 2018, including to one of our primary insurance subsidiaries, Metropolitan Life Insurance Company. The SCL includes certain provisions that require us, among other things, to use certain assumptions and perform certain tests as part of year-end asset adequacy testing. While we are currently evaluating the SCL’s potential impact, we do not anticipate the SCL will affect our ratio of free cash flow to adjusted earnings guidance.
For developments that could affect our ratio of free cash flow to adjusted earnings results, see “Risk Factors” included in the 2017 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q.

International Regulation
On October 28, 2018, Chilean President Piñera announced a new pension reform proposal to be submitted to Congress. The proposal would increase employer mandatory contributions and affirms private pension fund administration. We are not able to predict with certainty whether such proposal will be adopted and cannot currently identify all of the risks or opportunities, if any, that may be posed to our business in Chile.
Other International and Global Regulatory Initiatives
The International Association of Insurance Supervisors (“IAIS”), an association of insurance supervisors and regulators and a member of the Financial Stability Board (“FSB”), an international entity established to coordinate, develop and promote regulatory, supervisory and other financial sector policies in the interest of financial stability, is participating in the FSB’s initiative to identify and manage systemic risk globally. Beginning in 2013, the FSB annually designated certain insurers as globally systemically important insurers (“G-SIIs”) using an assessment methodology developed and implemented by the IAIS. In November 2016, MetLife, Inc. and eight other firms were designated as G-SIIs; in November 2017, the FSB announced it would not publish a new list of G-SIIs pending further consideration in late 2018. The FSB also recommended that the IAIS continue development of an activities-based approach (“ABA”) to assessing and managing potential systemic risk in the insurance sector and in July 2018 the IAIS announced their intention to publicly consult on a holistic systemic risk framework at the end of the year. As described, this would be a three pillar framework that follows many recommendations for appropriate ABA implementation. The fate of the entity-based methodology for G-SII designation with an emphasis on size remains uncertain. In 2018, the IAIS collected data and performed an assessment that excluded phase IV meetings with firms recommended for G-SII designation. We expect outcomes for 2018 to be made public during November 2018.
Current standards remain as drafted for entity-based designation and call for additional requirements for G-SIIs, which include higher loss absorbency (“HLA”) requirements, and more intensive supervision, among other requirements. In February 2017, the IAIS confirmed that the risk-based global insurance capital standard (“ICS”) will replace basic capital requirements as the basis for a revised HLA and that work on revisions is deferred until adoption of the ICS by the IAIS in 2019. HLA implementation is to be delayed until 2022 for the 2020 group of G-SIIs. In November 2017, the IAIS announced an agreement regarding further development and implementation of the ICS, and the impact on timing of further development and implementation of HLA requirements is unclear.
All IAIS proposals would need to be implemented at the consolidated group level by legislation or regulation in each applicable jurisdiction. As MetLife, Inc. is no longer a U.S. non-bank systemically important financial institution and none of its regulators have proposed implementing the G-SII or other capital requirements, the impact on MetLife, Inc. of such global proposals is uncertain.
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
In the third quarter of 2018, the Company tested the MetLife Holdings life reporting unit for impairment using the actuarial based embedded value fair valuation approach. The estimated fair value of the reporting unit exceeded the carrying value by approximately 25% and, therefore, the reporting unit was not impaired. If we had assumed that the discount rate was 100 basis points higher than the discount rate used, the estimated fair value of the MetLife Holdings life reporting unit would have been higher than the carrying value by approximately 5%. The MetLife Holdings life reporting unit consists of operations relating to products and businesses no longer actively marketed by the Company. As of September 30, 2018, the amount of goodwill allocated to the MetLife Holdings life reporting unit was $887 million.
The Company also performed its annual goodwill impairment tests of all other reporting units during the third quarter of 2018 using a qualitative assessment and/or quantitative assessments under the market multiple and discounted cash flow valuation approaches based on best available data as of June 30, 2018 and concluded that the estimated fair values of all such reporting units were substantially in excess of their carrying values and, therefore, goodwill was not impaired.
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
Acquisitions and Dispositions
Separation of Brighthouse
For information regarding the Company’s 2018 sale of the FVO Brighthouse Common Stock, see Notes 3 and 9 of the Notes to the Interim Condensed Consolidated Financial Statements.
In connection with the Separation and in the normal course of business, MetLife and Brighthouse entered into a number of transactions that are still ongoing. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements. These ongoing agreements also include:
Investment Management
The Company entered into investment management services agreements with Brighthouse. Each agreement has an initial term of 18 months after the date of Separation, after which period either party to the agreement is permitted to terminate upon notice to the other party. During the three months and nine months ended September 30, 2018, the Company recognized $30 million and $91 million, respectively, in other revenues for services provided under such investment management services agreements. After the Separation, during both the three months and nine months ended September 30, 2017, the Company recognized $18 million in other revenues for services provided under the agreements.
Committed Facility
MetLife Reinsurance Company of Vermont and MetLife, Inc. have a $2.9 billion committed facility which is used as collateral for certain reinsurance liabilities. At September 30, 2018, Brighthouse was a beneficiary of $2.4 billion of letters of credit issued under this facility and, in consideration, Brighthouse reimburses MetLife, Inc. for a portion of the letter of credit fees.
Disposition of MetLife Afore, S.A. de C.V.
See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the Company’s 2018 disposition of MetLife Afore, S.A. de C.V., its pension fund management business in Mexico.

Results of Operations
Consolidated Results
Business Overview. Overall sales for the three months ended September 30, 2018 decreased compared to the prior period despite increases in many of our businesses. An overall decrease in sales from our U.S. segment was driven by lower sales of stable value products and pension risk transfers, as well as a decrease in funding agreement issuances in our RIS business, partially offset by increases in sales from our Group Benefits and Property & Casualty businesses. In Asia, sales improved due to growth in foreign currency-denominated annuity products, as well as accident & health products in Japan, a large group case sale in Australia and higher sales from emerging markets, mainly in China. Total sales for Latin America increased as a result of higher sales of individual accident & health products in Chile and group accident & health products in Mexico, partially offset by lower sales of retirement products in Mexico and Brazil. The closing of the wealth management product to new business in the U.K. in the third quarter of 2017, as well as declines in sales of employee benefits and life insurance products in the Gulf region resulted in lower sales for EMEA. Revenues in our MetLife Holdings segment decreased as a result of the discontinuance of the marketing of life and annuity products in early 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Revenues
Premiums	$10,242	$10,876	$34,573	$29,421
Universal life and investment-type product policy fees	1,343	1,428	4,105	4,152
Net investment income	4,486	4,295	12,704	12,909
Other revenues	479	301	1,428	935
Net investment gains (losses)	117	(606)	(443)	(414)
Net derivative gains (losses)	(378)	(123)	(88)	(535)
Total revenues	16,289	16,171	52,279	46,468
Expenses
Policyholder benefits and claims and policyholder dividends	10,407	11,030	34,597	29,943
Interest credited to policyholder account balances	1,334	1,338	3,527	4,081
Capitalization of DAC	(810)	(761)	(2,440)	(2,218)
Amortization of DAC and VOBA	732	626	2,132	1,945
Amortization of negative VOBA	(7)	(32)	(45)	(113)
Interest expense on debt	267	284	862	851
Other expenses	3,287	3,201	9,810	9,404
Total expenses	15,210	15,686	48,443	43,893
Income (loss) from continuing operations before provision for income tax	1,079	485	3,836	2,575
Provision for income tax expense (benefit)	164	(398)	770	(116)
Income (loss) from continuing operations, net of income tax	915	883	3,066	2,691
Income (loss) from discontinued operations, net of income tax	—	(968)	—	(986)
Net income (loss)	915	(85)	3,066	1,705
Less: Net income (loss) attributable to noncontrolling interests	3	6	10	12
Net income (loss) attributable to MetLife, Inc.	912	(91)	3,056	1,693
Less: Preferred stock dividends	32	6	84	58
Net income (loss) available to MetLife, Inc.’s common shareholders	$880	$(97)	$2,972	$1,635

Three Months Ended September 30, 2018 Compared with the Three Months Ended September 30, 2017
During the three months ended September 30, 2018, net income (loss) increased $1.0 billion from the prior period, primarily driven by favorable changes in income (loss) from discontinued operations, net investment gains (losses), results from our divested businesses and adjusted earnings, partially offset by a prior period tax-related benefit related to the Separation and an unfavorable change in net derivative gains (losses).
Management of Investment Portfolio and Hedging Market Risks with Derivatives. We manage our investment portfolio using disciplined asset/liability management (“ALM”) principles, focusing on cash flow and duration to support our current and future liabilities. Our intent is to match the timing and amount of liability cash outflows with invested assets that have cash inflows of comparable timing and amount, while optimizing risk-adjusted net investment income and risk-adjusted total return. Our investment portfolio is heavily weighted toward fixed income investments, with over 80% of our portfolio invested in fixed maturity securities available-for-sale (“AFS”) and mortgage loans. These securities and loans have varying maturities and other characteristics which cause them to be generally well suited for matching the cash flow and duration of insurance liabilities. In addition, our general account investment portfolio includes, within contractholder-directed equity securities and fair value option securities (collectively, “Unit-linked and FVO Securities”), contractholder-directed equity securities supporting unit-linked variable annuity type liabilities (“Unit-linked investments”), which do not qualify as separate account assets. The returns on these Unit-linked investments, which can vary significantly from period to period, include changes in estimated fair value subsequent to purchase, inure to contractholders and are offset in earnings by a corresponding change in policyholder account balances through interest credited to policyholder account balances.
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

	Three Months Ended September 30,
	2018	2017
	(In millions)
Non-VA program derivatives
Interest rate	$(270)	$(38)
Foreign currency exchange rate	(44)	(125)
Credit	81	52
Equity	(74)	10
Non-VA embedded derivatives	(20)	(3)
Total non-VA program derivatives	(327)	(104)
VA program derivatives
Market risks in embedded derivatives	368	322
Nonperformance risk adjustment on embedded derivatives	(20)	(21)
Other risks in embedded derivatives	(161)	3
Total embedded derivatives	187	304
Freestanding derivatives hedging embedded derivatives	(238)	(323)
Total VA program derivatives	(51)	(19)
Net derivative gains (losses)	$(378)	$(123)
The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $223 million ($176 million, net of income tax). This was primarily due to long-term interest rates increasing more in the current period versus the prior period, unfavorably impacting received fixed interest rate swaps and interest rate total return swaps. In addition, equity markets increased more in the current period than in the prior period, negatively impacting equity options. These decreases were partially offset by the U.S. dollar strengthening relative to other key currencies in the current period versus weakening in the prior period, favorably impacting foreign currency swaps that primarily hedge foreign currency-denominated bonds. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $32 million ($25 million, net of income tax).This was due to an unfavorable change of $164 million ($130 million, net of income tax) in other risks in embedded derivatives, partially offset by a favorable change of $131 million ($103 million, net of income tax) in market risks in embedded derivatives net of the impact of freestanding derivatives hedging those risks. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The aforementioned $164 million ($130 million, net of income tax) unfavorable change in other risks in embedded derivatives reflects:

•	Actuarial assumption updates associated with variable annuity guarantees assumed from our former operating joint venture in Japan, and

•	A combination of other factors, which include fees being deducted from accounts, changes in the benefit base, premiums, lapses, withdrawals and deaths.
The aforementioned $131 million ($103 million, net of income tax) favorable change reflects an $85 million ($67 million, net of income tax) favorable change in freestanding derivatives hedging market risks in embedded derivatives and a $46 million ($36 million, net of income tax) favorable change in market risks in embedded derivatives.

The primary changes in market factors are summarized as follows:

•
Key equity index levels increased in the current period, contributing to current period losses on our freestanding derivatives and current period gains on our embedded derivatives. The current period impact was less pronounced than the prior period, despite equity markets increasing more in the current period than in the prior period. This is due to the freestanding and embedded options becoming less sensitive to changes in equity index levels as these positions become further out of the money. For example, the S&P Global Ratings (“S&P”) 500 Index increased 7% in the current period and increased 4% in the prior period.

•
Long-term U.S. interest rates increased in the current period and decreased in the prior period, contributing to a favorable change in our embedded derivatives. Our freestanding interest rate derivatives were favorably impacted by the restructuring of the VA hedging strategy. For example, the 30-year U.S. swap rate increased 20 basis points in the current period and decreased 1 basis point in the prior period.

Net Investment Gains (Losses). The favorable change in net investment gains (losses) of $723 million ($571 million, net of income tax) primarily reflects a prior period mark-to-market loss on our retained investment in Brighthouse Financial, Inc. recognized in connection with the Separation, partially offset by lower gains on sales of fixed maturity securities AFS and lower gains on sales of real estate joint ventures in the current period.
Actuarial Assumption Review and Certain Other Insurance Adjustments. Results for the current period include a $358 million ($272 million, net of income tax) charge associated with our annual review of actuarial assumptions related to reserves and DAC, of which a $131 million loss ($94 million, net of income tax) was recognized in net derivative gains (losses).
Of the $358 million charge, $20 million ($20 million, net of income tax) was related to DAC and $338 million ($252 million, net of income tax) was associated with reserves. The portion of the $358 million charge that is included in adjusted earnings is $53 million ($42 million, net of income tax).
The $131 million loss recognized in net derivative gains (losses) associated with our annual review of actuarial assumptions was included within the other risks in embedded derivatives caption in the table above.
As a result of our annual review of actuarial assumptions, changes were made to economic, biometric, policyholder behavior, and operational assumptions. The most significant impacts were in the Asia and MetLife Holdings segments related to Japan variable annuities and the projection of closed block results, respectively, and are summarized as follows:

•	Economic assumption updates resulted in net favorable changes of reserves and DAC of $38 million ($29 million, net of income tax).

•	Changes to biometric assumptions resulted in net favorable changes of reserves and DAC of $55 million ($44 million, net of income tax).

•	Changes in policyholder behavior assumptions resulted in a net charge of $321 million ($241 million, net of income tax).

•	Changes in operational assumptions, most notably related to closed block projections, resulted in a net charge of $130 million ($104 million, net of income tax).
Results for the prior period include a $72 million ($48 million, net of prior period income tax) gain associated with our annual review of actuarial assumptions related to reserves and DAC, of which a $21 million ($14 million, net of prior period income tax) gain was recognized in net derivative gains (losses). Of the $72 million gain, a $131 million ($87 million, net of prior period income tax) gain was associated with DAC, and a loss of $59 million ($39 million, net of prior period income tax) was related to reserves. The portion of the $72 million gain that is included in adjusted earnings is $135 million ($89 million, net of prior period income tax).
Certain other insurance adjustments recorded in the current period include a $79 million ($63 million, net of income tax) charge due to a current period increase in our IBNR life reserves, reflecting enhancements to our processes related to potential claims in our MetLife Holdings segment, and a favorable net insurance adjustment of $47 million ($37 million, net of income tax) resulting from reserve and DAC modeling improvements in our individual disability insurance business in our U.S. segment. These adjustments are included in adjusted earnings.
Divested Businesses. Income (loss) before provision for income tax related to the divested businesses, excluding net investment gains (losses) and net derivative gains (losses), increased $297 million ($272 million, net of income tax) to a loss of $23 million ($18 million, net of income tax) in the current period from a loss of $320 million ($290 million, net of income tax) in the prior period. Included in this increase was an increase in total revenues of $55 million, before income tax, and a decrease in total expenses of $242 million, before income tax. Divested businesses primarily include activity related to the Separation.

Discontinued Operations. Income (loss) from discontinued operations, net of income tax, increased $968 million for the three months ended September 30, 2018 from a loss of $968 million, net of income tax, for the comparable prior period. Income (loss) from discontinued operations reflects the results of our former Brighthouse Financial segment. For further information, see Notes 3 and 9 of the Notes to the Interim Condensed Consolidated Financial Statements.
Taxes. Income tax expense for the three months ended September 30, 2018 was $164 million, or 15% of income (loss) from continuing operations before provision for income tax, compared with an income tax benefit of $398 million, or 82% of income (loss) from continuing operations before provision for income tax, for the three months ended September 30, 2017. The Company’s effective tax rates differ from the U.S. statutory rate of 21% typically due to non-taxable investment income, tax credits for investments in low income housing, and foreign earnings taxed at different rates than the U.S. statutory rate. Our prior period results include tax-related benefits of $554 million related to the Separation and $4 million from the finalization of certain tax audits, partially offset by a net tax charge of $180 million. This charge was the result of the repatriation of approximately $3.0 billion of cash following the post-Separation review of our capital needs, partially offset by a tax benefit associated with dividends from our non-U.S. operations. The changes from U.S. Tax Reform resulted in a net increase in earnings of $47 million for the third quarter of 2018 compared to the prior period, which includes a $32 million, net of income tax, reduction of net investment income in the current period related to tax credit partnership investments.
Adjusted Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use adjusted earnings, which does not equate to income (loss) from continuing operations, net of income tax, as determined in accordance with GAAP, to analyze our performance, evaluate segment performance and allocate resources. We believe that the presentation of adjusted earnings and adjusted earnings available to common shareholders, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings and other financial measures based on adjusted earnings allow analysis of our performance relative to our business plan and facilitate comparisons to industry results. Adjusted earnings and adjusted earnings available to common shareholders should not be viewed as substitutes for net income (loss) and net income (loss) available to MetLife, Inc.’s common shareholders, respectively. Adjusted earnings available to common shareholders increased $261 million, net of income tax, to $1.4 billion, net of income tax, for the three months ended September 30, 2018 from $1.1 billion, net of income tax, for the three months ended September 30, 2017.

Nine Months Ended September 30, 2018 Compared with the Nine Months Ended September 30, 2017
During the nine months ended September 30, 2018, net income (loss) increased $1.4 billion from the prior period, primarily driven by favorable changes in income (loss) from discontinued operations, adjusted earnings, net derivative gains (losses) and results from our divested businesses, partially offset by a prior period tax-related benefit related to the Separation.
Net Derivative Gains (Losses). The table below presents the impact on net derivative gains (losses) from non-VA program derivatives and VA program derivatives:

	Nine Months Ended September 30,
	2018	2017
	(In millions)
Non-VA program derivatives
Interest rate	$(369)	$(20)
Foreign currency exchange rate	245	(273)
Credit	48	152
Equity	(75)	(1)
Non-VA embedded derivatives	4	(100)
Total non-VA program derivatives	(147)	(242)
VA program derivatives
Market risks in embedded derivatives	620	880
Nonperformance risk adjustment on embedded derivatives	(25)	(162)
Other risks in embedded derivatives	(244)	(69)
Total embedded derivatives	351	649
Freestanding derivatives hedging embedded derivatives	(292)	(942)
Total VA program derivatives	59	(293)
Net derivative gains (losses)	$(88)	$(535)
The favorable change in net derivative gains (losses) on non-VA program derivatives was $95 million ($75 million, net of income tax). This was primarily due to the U.S. dollar strengthening relative to other key currencies in the current period versus weakening in the prior period, favorably impacting foreign currency swaps that primarily hedge foreign currency-denominated bonds. There was also a change in the value of the underlying assets favorably impacting non-VA embedded derivatives related to funds withheld on a certain reinsurance agreement. These increases were partially offset by: (i) long-term interest rates increasing in the current period versus decreasing in the prior period, unfavorably impacting receive fixed interest rate swaps and interest rate total return swaps; (ii) credit spreads narrowing less in the current period than in the prior period, unfavorably impacting written credit default swaps used in replications; and (iii) equity markets increasing in the current period unfavorably impacting new equity options acquired as part of the Company’s macro hedge program. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The favorable change in net derivative gains (losses) on VA program derivatives was $352 million ($278 million, net of income tax). This was due to a favorable change of $390 million ($308 million, net of income tax) in market risks in embedded derivatives, net of the impact of freestanding derivatives hedging those risks, and a favorable change of $137 million ($108 million, net of income tax) in the nonperformance risk adjustment on embedded derivatives, partially offset by an unfavorable change of $175 million, ($138 million, net of income tax) in other risks in embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The aforementioned $390 million ($308 million, net of income tax) favorable change reflects a $650 million ($513 million, net of income tax) favorable change in freestanding derivatives hedging market risks in embedded derivatives partially offset by a $260 million ($205 million, net of income tax) unfavorable change in market risks in embedded derivatives.

The primary changes in market factors are summarized as follows:

•
Key equity index levels increased less in the current period versus the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the S&P 500 Index increased 9% in the current period and increased 13% in the prior period.

•
Long-term U.S. interest rates increased in the current period and decreased in the prior period, contributing to a favorable change in our embedded derivatives and an unfavorable change in our freestanding derivatives. For example, the 10-year U.S. swap rate increased 72 basis points in the current period and decreased 5 basis points in the prior period.

•
Changes in foreign currency exchange rates contributed to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives related to the assumed variable annuity guarantees from our former operating joint venture in Japan. For example, the Japanese yen strengthened against the euro by 2% in the current period and weakened by 8% in the prior period.

The aforementioned $175 million ($138 million, net of income tax) unfavorable change in other risks in embedded derivatives reflects:

•	Actuarial assumption updates associated with variable annuity guarantees assumed from our former operating joint venture in Japan,

•	Updates to actuarial policyholder behavior assumptions within the valuation model, and

•	A combination of other factors, which include fees being deducted from accounts, changes in the benefit base, premiums, lapses, withdrawals and deaths.
The aforementioned $137 million ($108 million, net of income tax) favorable change in the nonperformance risk adjustment on embedded derivatives resulted from a favorable change of $112 million, before income tax, related to changes in our own credit spread, in addition to a favorable change of $25 million, before income tax, as a result of model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees.
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
Net Investment Gains (Losses). The unfavorable change in net investment gains (losses) of $29 million ($23 million, net of income tax) primarily reflects losses on sales of fixed maturity securities AFS in the current period compared to gains in the prior period and lower gains on sales of real estate joint ventures, partially offset by lower mark-to-market losses on our retained investment in Brighthouse. In the current period, we incurred a loss representing both the change in estimated fair value of FVO Brighthouse Common Stock we held through date of disposal and the loss upon disposal in June 2018. In the prior period, we recognized a mark-to-market loss on our retained investment in Brighthouse Financial, Inc. in connection with the Separation.
Actuarial Assumption Review and Certain Other Insurance Adjustments. For the results of our 2018 and 2017 annual assumption reviews and information regarding certain other insurance adjustments, see “— Three Months Ended September 30, 2018 Compared with the Three Months Ended September 30, 2017 — Actuarial Assumption Review and Certain Other Insurance Adjustments.”
Divested Businesses. Income (loss) before provision for income tax related to the divested businesses, excluding net investment gains (losses) and net derivative gains (losses), increased $706 million ($429 million, net of income tax) to a loss of $108 million ($85 million, net of income tax) in the current period from a loss of $814 million ($514 million, net of income tax) in the prior period. Included in this increase was an increase in total revenues of $570 million, before income tax, and a decrease in total expenses of $136 million, before income tax. Divested businesses primarily include activity related to the Separation.

Discontinued Operations. Income (loss) from discontinued operations, net of income tax, increased $986 million for the nine months ended September 30, 2018 from a loss of $986 million, net of income tax, for the comparable prior period. Income (loss) from discontinued operations reflects the results of our former Brighthouse Financial segment. For further information, see Notes 3 and 9 of the Notes to the Interim Condensed Consolidated Financial Statements.
Taxes. Income tax expense for the nine months ended September 30, 2018 was $770 million, or 20% of income (loss) from continuing operations before provision for income tax, compared with an income tax benefit of $116 million, or 5% of income (loss) from continuing operations before provision for income tax, for the nine months ended September 30, 2017. The Company’s effective tax rates differ from the U.S. statutory rate of 21% typically due to non-taxable investment income, tax credits for investments in low income housing, and foreign earnings taxed at different rates than the U.S. statutory rate. Our current period results include tax charges of $69 million related to the non-deductible loss incurred on the mark-to-market and disposition of FVO Brighthouse Common Stock, $17 million related to a tax adjustment in Chile and $5 million in Colombia to establish a deferred tax liability due to a change in tax status, partially offset by tax benefits of $36 million related to a non-cash transfer of assets from a wholly-owned U.K. investment subsidiary to its U.S. parent and $7 million related to the settlement of an audit. Our prior period results include tax-related benefits of $554 million related to the Separation and $27 million from the finalization of certain tax audits, partially offset by a net tax charge of $180 million. This charge was the result of the repatriation of approximately $3.0 billion of cash following the post-Separation review of our capital needs, partially offset by a tax benefit associated with dividends from our non-U.S. operations. Our prior period results also included a tax benefit of $9 million related to the settlement of an audit in Argentina. The changes from U.S. Tax Reform resulted in a net increase in earnings of $21 million for the nine months ended September 30, 2018 compared to the prior period, which includes a $32 million, net of income tax, reduction of net investment income in the current period related to tax credit partnership investments.
Adjusted Earnings. Adjusted earnings available to common shareholders increased $568 million, net of income tax, to $4.1 billion, net of income tax, for the nine months ended September 30, 2018 from $3.6 billion, net of income tax, for the nine months ended September 30, 2017.

Reconciliation of income (loss) from continuing operations, net of income tax, to adjusted earnings available to common shareholders
Three Months Ended September 30, 2018

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Net income (loss)	$782	$(27)	$198	$57	$62	$(157)	$915
Less: Income (loss) from discontinued operations, net of income tax	—	—	—	—	—	—	—
Income (loss) from continuing operations, net of income tax	$782	$(27)	$198	$57	$62	$(157)	$915
Less: Net investment gains (losses)	58	(72)	5	3	58	65	117
Less: Net derivative gains (losses)	(17)	(339)	35	39	(164)	68	(378)
Less: Other adjustments to continuing operations (1)	(56)	(8)	(7)	(34)	(230)	(25)	(360)
Less: Provision for income tax (expense) benefit	2	126	(5)	(6)	71	(60)	128
Adjusted earnings	$795	$266	$170	$55	$327	(205)	1,408
Less: Preferred stock dividends						32	32
Adjusted earnings available to common shareholders						$(237)	$1,376
Three Months Ended September 30, 2017

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Net income (loss)	$565	$243	$224	$62	$227	$(1,406)	$(85)
Less: Income (loss) from discontinued operations, net of income tax	—	—	—	—	—	(968)	(968)
Income (loss) from continuing operations, net of income tax	$565	$243	$224	$62	$227	$(438)	$883
Less: Net investment gains (losses)	96	(37)	20	(12)	23	(696)	(606)
Less: Net derivative gains (losses)	(14)	(58)	46	3	(98)	(2)	(123)
Less: Other adjustments to continuing operations (1)	(43)	(12)	25	—	(136)	(328)	(494)
Less: Provision for income tax (expense) benefit	(13)	36	(30)	—	74	918	985
Adjusted earnings	$539	$314	$163	$71	$364	(330)	1,121
Less: Preferred stock dividends						6	6
Adjusted earnings available to common shareholders						$(336)	$1,115
__________________

(1)
See definitions and components of adjusted revenues and adjusted expenses under “— Non-GAAP and Other Financial Disclosures.” Further, see Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for additional details on these adjustments by financial statement line item.

Nine Months Ended September 30, 2018

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Net income (loss)	$2,054	$772	$438	$216	$611	$(1,025)	$3,066
Less: Income (loss) from discontinued operations, net of income tax	—	—	—	—	—	—	—
Income (loss) from continuing operations, net of income tax	$2,054	$772	$438	$216	$611	$(1,025)	$3,066
Less: Net investment gains (losses)	15	11	9	1	(114)	(365)	(443)
Less: Net derivative gains (losses)	80	(257)	68	38	(113)	96	(88)
Less: Other adjustments to continuing operations (1)	(176)	(21)	(83)	(42)	(306)	(111)	(739)
Less: Provision for income tax (expense) benefit	16	83	(11)	(3)	112	(70)	127
Adjusted earnings	$2,119	$956	$455	$222	$1,032	(575)	4,209
Less: Preferred stock dividends						84	84
Adjusted earnings available to common shareholders						$(659)	$4,125
Nine Months Ended September 30, 2017

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Net income (loss)	$1,452	$927	$552	$210	$650	$(2,086)	$1,705
Less: Income (loss) from discontinued operations, net of income tax	—	—	—	—	—	(986)	(986)
Income (loss) from continuing operations, net of income tax	$1,452	$927	$552	$210	$650	$(1,100)	$2,691
Less: Net investment gains (losses)	78	61	34	(8)	47	(626)	(414)
Less: Net derivative gains (losses)	(34)	(9)	173	21	(321)	(365)	(535)
Less: Other adjustments to continuing operations (1)	(161)	(28)	(65)	(7)	(248)	(817)	(1,326)
Less: Provision for income tax (expense) benefit	40	(16)	(50)	(14)	184	1,207	1,351
Adjusted earnings	$1,529	$919	$460	$218	$988	(499)	3,615
Less: Preferred stock dividends						58	58
Adjusted earnings available to common shareholders						$(557)	$3,557
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

Reconciliation of revenues to adjusted revenues and expenses to adjusted expenses
Three Months Ended September 30, 2018

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Total revenues	$8,654	$2,623	$1,304	$823	$2,560	$325	$16,289
Less: Net investment gains (losses)	58	(72)	5	3	58	65	117
Less: Net derivative gains (losses)	(17)	(339)	35	39	(164)	68	(378)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	10	—	1	—	—	11
Less: Other adjustments to revenues (1)	(63)	65	(3)	73	(14)	81	139
Total adjusted revenues	$8,676	$2,959	$1,267	$707	$2,680	$111	$16,400
Total expenses	$7,665	$2,645	$1,036	$745	$2,491	$628	$15,210
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	17	—	1	71	—	89
Less: Other adjustments to expenses (1)	(7)	66	4	107	145	106	421
Total adjusted expenses	$7,672	$2,562	$1,032	$637	$2,275	$522	$14,700
Three Months Ended September 30, 2017

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Total revenues	$9,072	$2,920	$1,331	$819	$2,676	$(647)	$16,171
Less: Net investment gains (losses)	96	(37)	20	(12)	23	(696)	(606)
Less: Net derivative gains (losses)	(14)	(58)	46	3	(98)	(2)	(123)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	3	—	1	—	—	4
Less: Other adjustments to revenues (1)	(43)	85	29	116	(14)	(53)	120
Total adjusted revenues	$9,033	$2,927	$1,236	$711	$2,765	$104	$16,776
Total expenses	$8,219	$2,557	$1,026	$736	$2,349	$799	$15,686
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	1	—	1	(6)	2	(2)
Less: Other adjustments to expenses (1)	—	99	4	116	128	273	620
Total adjusted expenses	$8,219	$2,457	$1,022	$619	$2,227	$524	$15,068
__________________

(1)
See definitions and components of adjusted revenues and adjusted expenses under “— Non-GAAP and Other Financial Disclosures.” Further, see Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for additional details on these adjustments by financial statement line item.

Nine Months Ended September 30, 2018

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Total revenues	$29,407	$8,568	$3,889	$2,308	$7,744	$363	$52,279
Less: Net investment gains (losses)	15	11	9	1	(114)	(365)	(443)
Less: Net derivative gains (losses)	80	(257)	68	38	(113)	96	(88)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	3	—	(1)	(1)	—	1
Less: Other adjustments to revenues (1)	(191)	(5)	(19)	63	(46)	243	45
Total adjusted revenues	$29,503	$8,816	$3,831	$2,207	$8,018	$389	$52,764
Total expenses	$26,815	$7,442	$3,245	$2,027	$6,997	$1,917	$48,443
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	9	—	(1)	57	—	65
Less: Other adjustments to expenses (1)	(15)	10	64	105	202	354	720
Total adjusted expenses	$26,830	$7,423	$3,181	$1,923	$6,738	$1,563	$47,658
Nine Months Ended September 30, 2017

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Total revenues	$24,085	$8,767	$3,939	$2,689	$8,184	$(1,196)	$46,468
Less: Net investment gains (losses)	78	61	34	(8)	47	(626)	(414)
Less: Net derivative gains (losses)	(34)	(9)	173	21	(321)	(365)	(535)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	14	—	—	—	—	14
Less: Other adjustments to revenues (1)	(160)	214	60	574	(70)	(556)	62
Total adjusted revenues	$24,201	$8,487	$3,672	$2,102	$8,528	$351	$47,341
Total expenses	$21,902	$7,365	$3,214	$2,418	$7,253	$1,741	$43,893
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	12	—	—	(46)	2	(32)
Less: Other adjustments to expenses (1)	1	244	125	581	224	259	1,434
Total adjusted expenses	$21,901	$7,109	$3,089	$1,837	$7,075	$1,480	$42,491
__________________

(1)
See definitions and components of adjusted revenues and adjusted expenses under “— Non-GAAP and Other Financial Disclosures.” Further, see Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for additional details on these adjustments by financial statement line item.

Consolidated Results —Adjusted Earnings
Three Months Ended September 30, 2018 Compared with the Three Months Ended September 30, 2017
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the increase in adjusted earnings were higher net investment income due to a larger asset base and higher investment yields, a prior period tax charge, the favorable impact of U.S. Tax Reform and favorable underwriting, partially offset by higher interest credited expenses and the unfavorable impact of our annual actuarial assumption review.
Foreign Currency. Changes in foreign currency exchange rates had a $22 million negative impact on adjusted earnings for the third quarter of 2018 compared to the prior period. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
U.S. Tax Reform. The changes from U.S. Tax Reform resulted in a net increase in adjusted earnings of $70 million for the third quarter of 2018 compared to the prior period, which includes a $32 million, net of income tax, reduction of net investment income in the current period related to tax credit partnership investments.
Business Growth. We benefited from positive net flows from many of our businesses, which increased our invested asset base. Growth in the investment portfolios of our U.S., Asia, and Latin America segments resulted in higher net investment income. However, this was partially offset by a corresponding increase in interest credited expense on certain insurance-related liabilities. In our U.S. segment, an increase in average premium per policy in our auto business, partially offset by a decrease in exposures, improved adjusted earnings. Higher asset-based fees, primarily from our Asia and EMEA segments, was partially offset by lower fees in our MetLife Holdings segment. Business growth also drove an increase in commissions and other variable expenses, which were offset by higher DAC capitalization. The combined impact of the items affecting our business growth resulted in a $32 million increase in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Excluding the impact of changes in foreign currency exchange rates on net investment income in our non-U.S. segments and changes in inflation rates on our inflation-indexed investments, investment yields increased. Investment yields were positively impacted by higher yields on fixed income securities, derivative income and prepayment fees. These increases were partially offset by lower returns on private equities, driven by a decrease in certain partnership distributions. The increase in investment yields was partially offset by the impact of higher average interest credited rates, as well as an increase in the crediting rate on certain long-duration insurance contracts, which drove an increase in interest credited expenses, primarily in our U.S. segment. The changes in market factors discussed above resulted in a $109 million increase in adjusted earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Favorable underwriting resulted in a $47 million increase in adjusted earnings, primarily as a result of lower catastrophe losses, as well as favorable morbidity in our U.S. and MetLife Holdings segments. This was partially offset by unfavorable claims experience in our EMEA and Asia segments, as well as higher non-catastrophe claim costs. Unfavorable mortality in our MetLife Holdings segment was mostly offset by favorable mortality in our U.S. and Latin America segments. The impact in both periods of our annual actuarial assumption review resulted in a decrease of $149 million in adjusted earnings, primarily due to less favorable assumption changes in our MetLife Holdings and Asia segments. Refinements to DAC and certain insurance-related liabilities, which were recorded in both periods across the majority of our segments, resulted in a $21 million decrease in adjusted earnings, most notably in our MetLife Holdings and U.S. segments.
Expenses and Taxes. A $12 million decrease in expenses was primarily due to lower Separation-related and employee-related expenses, largely offset by an increase in costs associated with enterprise-wide initiatives, primarily due to a current period increase in expenses associated with our unit cost initiative. Our effective tax rates differ from the U.S. statutory rate of 21% typically due to nontaxable investment income, tax credits for investments in low income housing and foreign earnings taxed at different rates than the U.S. statutory rate. Higher utilization of tax preferenced items increased adjusted earnings by $20 million compared to the prior period. Our prior period results include a net tax charge of $180 million related to the repatriation of approximately $3.0 billion of cash following the post-Separation review of our capital needs, partially offset by a tax benefit associated with dividends from our non-U.S. operations and a tax-related benefit of $4 million from the finalization of certain tax audits.
Nine Months Ended September 30, 2018 Compared with the Nine Months Ended September 30, 2017
Unless otherwise stated, all amounts discussed below are net of income tax.

Overview. The primary drivers of the increase in adjusted earnings were higher net investment income due to a larger asset base and higher investment yields, the favorable impact of U.S. Tax Reform, a prior period tax charge and favorable underwriting, partially offset by higher interest credited expenses and the unfavorable impact of our annual actuarial assumption review.
Foreign Currency. Changes in foreign currency exchange rates had a $16 million positive impact on adjusted earnings for the nine months ended September 30, 2018 compared to the prior period. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
U.S. Tax Reform. The changes from U.S. Tax Reform resulted in a net increase in adjusted earnings of $235 million for the nine months ended September 30, 2018 compared to the prior period, which includes a $32 million, net of income tax, reduction of net investment income in the current period related to tax credit partnership investments.
Business Growth. We benefited from positive net flows from many of our businesses, which increased our invested asset base. Growth in the investment portfolios of our U.S., Asia, and Latin America segments resulted in higher net investment income. However, this was partially offset by a corresponding increase in interest credited expense on certain insurance-related liabilities. In our U.S. segment, an increase in average premium per policy in our auto business, partially offset by a decrease in exposures, improved adjusted earnings. Business growth also drove an increase in commissions and other variable expenses, which were partially offset by higher DAC capitalization. The combined impact of the items affecting our business growth resulted in a $79 million increase in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Excluding the impact of changes in foreign currency exchange rates on net investment income in our non-U.S. segments and changes in inflation rates on our inflation-indexed investments, investment yields increased slightly. Investment yields were positively affected by higher yields on fixed income securities, returns on real estate investments, income on derivatives and prepayment fees. These increases were largely offset by lower returns on private equities, driven by a decrease in certain partnership distributions, lower returns on hedge funds and lower returns on fair value option securities (“FVO Securities”). The slight improvement in yield was more than offset by the impact of higher average interest credited rates, which drove an increase in interest credited expense, primarily in our U.S. segment. The changes in market factors discussed above resulted in an $18 million increase in adjusted earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Favorable underwriting resulted in a $145 million increase in adjusted earnings primarily as a result of lower catastrophe losses, as well as favorable morbidity in our U.S. and MetLife Holdings segments, partially offset by unfavorable claims experience in our EMEA and Asia segments. In addition, favorable mortality in our Latin America and U.S. segments was partially offset by unfavorable mortality in our MetLife Holdings segment. The impact in both periods of our annual actuarial assumption review resulted in a decrease of $149 million in adjusted earnings, primarily due to less favorable assumption changes in our MetLife Holdings and Asia segments. Refinements to DAC and certain insurance-related liabilities, which were recorded in both periods across the majority of our segments, resulted in a $14 million increase in adjusted earnings, most notably in our MetLife Holdings and U.S. segments.
Expenses and Taxes. A $61 million decrease in expenses resulted from declines in Separation-related expenses and employee-related costs, as well as expenses incurred in the prior period related to the guaranty fund assessment for Penn Treaty, partially offset by higher costs associated with enterprise-wide initiatives, driven by a current period increase in expenses associated with our unit cost initiative and higher litigation expenses. Our effective tax rates differ from the U.S. statutory rate of 21% typically due to nontaxable investment income, tax credits for investments in low income housing and foreign earnings taxed at different rates than the U.S. statutory rate. Lower utilization of tax preferenced items decreased adjusted earnings by $26 million compared to the prior period. Our current period results include tax benefits of $36 million related to a non-cash transfer of assets from a wholly-owned U.K. investment subsidiary to its U.S. parent and $7 million related to the settlement of an audit, partially offset by tax charges of $17 million related to a tax adjustment in Chile and a $5 million tax charge in Colombia to establish a deferred tax liability due to a change in tax status. Our prior period results include a net tax-related benefit of $27 million from the finalization of certain tax audits, as well as a net tax charge of $180 million related to the repatriation of approximately $3.0 billion of cash following the post-Separation review of our capital needs, partially offset by a tax benefit associated with dividends from our non-U.S. operations. Our prior period results also include a tax benefit of $9 million related to the settlement of an audit in Argentina.

Segment Results and Corporate & Other
U.S.
Business Overview. Sales decreased from the prior period, primarily in our RIS business, with lower sales of stable value products and pension risk transfers, coupled with a decrease in funding agreement issuances. Changes in premiums for the RIS business were almost entirely offset by the related changes in policyholder benefits and claims. Sales increased in the Group Benefits business compared to the prior period, as sales in both our core insurance products and voluntary products improved. The increase in premiums, fees and other revenues from the impact of prior year sales was partially offset by the loss of a large dental contract in the second quarter of 2017. In our Property & Casualty business, sales increased over the prior period. The number of exposures decreased from the prior period, reflecting management actions to improve the quality of the business.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Adjusted revenues
Premiums	$6,431	$6,987	$22,950	$18,049
Universal life and investment-type product policy fees	252	247	772	763
Net investment income	1,787	1,602	5,168	4,789
Other revenues	206	197	613	600
Total adjusted revenues	8,676	9,033	29,503	24,201
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	6,219	6,916	22,590	18,047
Interest credited to policyholder account balances	457	376	1,303	1,086
Capitalization of DAC	(116)	(126)	(336)	(342)
Amortization of DAC and VOBA	128	118	357	346
Interest expense on debt	2	2	8	8
Other expenses	982	933	2,908	2,756
Total adjusted expenses	7,672	8,219	26,830	21,901
Provision for income tax expense (benefit)	209	275	554	771
Adjusted earnings	$795	$539	$2,119	$1,529
Three Months Ended September 30, 2018 Compared with the Three Months Ended September 30, 2017
Unless otherwise stated, all amounts discussed below are net of income tax.
U.S. Tax Reform. The changes from U.S. Tax Reform resulted in an increase in adjusted earnings of $112 million for the third quarter of 2018 compared to the prior period.
Business Growth. Net investment income improved as a result of higher average invested assets due to the cumulative impact of increased premiums, primarily due to pension risk transfer sales in the second quarter of 2018, partially offset by a decrease in net flows from funding agreements. However, consistent with the growth in average invested assets from increased premiums, interest credited expense on long-duration contracts increased. An increase in average premium per policy in our auto business, partially offset by the decrease in exposures, improved adjusted earnings. Higher volume-related, direct and premium tax expenses were partially offset by lower pension and post-retirement expenses. This net increase in expenses, coupled with the increase due to the 2018 reinstatement of the annual health insurer fee under the Patient Protection and Affordable Care Act (“PPACA”), was more than offset by a corresponding increase in premiums, fees and other revenues. The combined impact of the items affecting our business growth increased adjusted earnings by $28 million.

Market Factors. Market factors, including interest rate levels, variability in equity market returns and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields increased, primarily due to higher yields on fixed income securities and mortgage loans, coupled with an increase in derivative income, partially offset by lower returns on private equities, as a result of a decrease in certain partnership distributions. The increase in investment yields was mostly offset by the impact of higher average interest credited rates, which drove an increase in interest credited expense, coupled with the increase in the crediting rate on certain long-duration insurance contracts. The changes in market factors discussed above resulted in a slight increase in adjusted earnings.
Underwriting and Other Insurance Adjustments. In our Property & Casualty business, catastrophe-related losses decreased $30 million in the current period due, in part, to lower hurricane-related claims. Non-catastrophe claim costs increased $10 million as a result of higher auto severities, partially offset by a decrease in homeowner severities. Losses from our commercial business increased $7 million. As a result of overall lower claim activity, loss adjustment expenses decreased, increasing adjusted earnings by $6 million. Favorable claims experience in our Group Benefits business resulted in a $27 million increase in adjusted earnings. This was primarily driven by favorable renewal results in our disability business, as well as lower incidence and severity, coupled with growth and favorable claims experience in our accident & health business, partially offset by less favorable claims experience in our dental and vision businesses. Mortality results were flat in the current period, as favorable claims experience in our universal life business was offset by less favorable mortality in our term life and accidental death & dismemberment businesses. Favorable mortality in our specialized life insurance and pension risk transfer businesses increased adjusted earnings by $6 million. Refinements to certain insurance and other liabilities, which were recorded in both periods, resulted in a $65 million increase in adjusted earnings. Such refinements include a current period favorable net insurance adjustment of $37 million resulting from reserve and DAC modeling improvements in our individual disability insurance business.
Nine Months Ended September 30, 2018 Compared with the Nine Months Ended September 30, 2017
Unless otherwise stated, all amounts discussed below are net of income tax.
U.S. Tax Reform. The changes from U.S. Tax Reform resulted in an increase in adjusted earnings of $314 million for the nine months ended September 30, 2018 compared to the prior period.
Business Growth. Net investment income improved as a result of higher average invested assets due to the impact of increased premiums and deposits, primarily due to pension risk transfer sales, partially offset by a decrease in net flows from funding agreements. However, consistent with the growth in average invested assets from increased premiums, interest credited expense on long-duration contracts increased. An increase in average premium per policy in our auto business, partially offset by the decrease in exposures, improved adjusted earnings. Higher volume-related, direct and premium tax expenses were partially offset by lower pension and post retirement expenses. This net increase in expenses, coupled with the increase due to the current period reinstatement of the annual health insurer fee under the PPACA, were more than offset by a corresponding increase in premiums, fees and other revenues. The combined impact of the items affecting our business growth increased adjusted earnings by $121 million.
Market Factors. Market factors, including interest rate levels, variability in equity market returns and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields increased, primarily due to higher yields on fixed income securities and mortgage loans, coupled with higher returns on real estate investments, partially offset by lower returns on private equities, as a result of a decrease in certain partnership distributions. The net increase in investment yields was more than offset by the impact of higher average interest credited rates, which drove an increase in interest credited expense; however, this was partially offset by an increase in adjusted earnings due to a decrease in the crediting rate on certain long-duration insurance contracts. The changes in market factors discussed above resulted in a $63 million decrease in adjusted earnings.

Underwriting and Other Insurance Adjustments. In our Property & Casualty business, catastrophe-related losses decreased $88 million in the current period. Losses from our commercial business increased $16 million. Non-catastrophe claim costs increased $7 million, as a result of higher auto and homeowner severities, partially offset by lower auto and homeowner frequencies. As a result of overall lower claim activity, loss adjustment expenses decreased, increasing adjusted earnings by $12 million. Favorable claims experience in our Group Benefits business resulted in a $70 million increase in adjusted earnings. This was primarily driven by favorable renewal results in our disability business, as well as lower claim incidence and severity, coupled with growth and favorable claims experience in our accident & health business, partially offset by less favorable claims experience in our dental and vision businesses. Less favorable mortality results in the current period, mainly due to less favorable claim experience in our term life business, were mostly offset by favorable mortality in our accidental death & dismemberment and universal life businesses, which resulted in a $5 million decrease in adjusted earnings. Favorable mortality in our specialized life insurance, structured settlement and pension risk transfer businesses increased adjusted earnings by $37 million. Refinements to certain insurance and other liabilities, which were recorded in both periods, resulted in a $55 million increase in adjusted earnings. Such refinements include a current period favorable insurance adjustment resulting from reserve and DAC modeling improvements in our individual disability insurance business.
Asia
Business Overview. Sales for the three months ended September 30, 2018 increased compared to the prior period, primarily driven by growth in foreign currency-denominated annuity products, as well as accident & health product sales, in Japan. Sales in the current period also benefited from a group case sale in Australia, as well as continued growth in emerging markets, mainly in China, partially offset by lower sales in Korea due to the continued impact of regulatory changes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Adjusted revenues
Premiums	$1,689	$1,696	$5,091	$5,063
Universal life and investment-type product policy fees	428	458	1,221	1,199
Net investment income	830	762	2,464	2,193
Other revenues	12	11	40	32
Total adjusted revenues	2,959	2,927	8,816	8,487
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	1,354	1,223	3,934	3,785
Interest credited to policyholder account balances	381	349	1,094	1,003
Capitalization of DAC	(478)	(420)	(1,438)	(1,268)
Amortization of DAC and VOBA	366	424	993	1,005
Amortization of negative VOBA	(4)	(24)	(31)	(91)
Other expenses	943	905	2,871	2,675
Total adjusted expenses	2,562	2,457	7,423	7,109
Provision for income tax expense (benefit)	131	156	437	459
Adjusted earnings	$266	$314	$956	$919
Three Months Ended September 30, 2018 Compared with the Three Months Ended September 30, 2017
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $4 million for the third quarter of 2018 compared to the prior period, primarily due to the weakening of the Japanese yen against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
U.S. Tax Reform. The changes from U.S. Tax Reform resulted in an increase in adjusted earnings of $9 million for the third quarter of 2018 compared to the prior period.

Business Growth. Asia’s premiums, fees and other revenues decreased slightly from the prior period mainly due to a change in product mix from premium-based products to fee-based products, primarily from Yen life products to foreign currency-denominated life products and accident & health products in Japan. The decrease in premiums from Yen life products was partially offset by a related decline in policyholder benefits. Positive net flows in Japan and Korea resulted in higher average invested assets, which improved net investment income. The combined impact of the items discussed above improved adjusted earnings by $29 million.
Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment results were favorably impacted by higher returns on real estate investments, as well as higher yields on fixed income securities due to the favorable impact of increased sales of life and annuity products in Japan, which drove an increase in higher-yielding U.S. dollar-denominated fixed income securities. This increase in yields in Japan was partially offset by lower yields on fixed income securities in Korea. Investment yields were negatively impacted by lower earnings from our operating joint ventures, primarily in China, and higher investment expenses. The combined impact of the items affecting our business growth increased adjusted earnings by $6 million.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Higher claims in Japan decreased adjusted earnings by $12 million. The impact in both periods of our annual actuarial assumption review resulted in a decrease of $63 million in adjusted earnings. Refinements to certain insurance and other liabilities, which were recorded in both periods, resulted in a $14 million decrease in adjusted earnings. Our results for the current period include a favorable liability refinement of $4 million in Japan.
Nine Months Ended September 30, 2018 Compared with the Nine Months Ended September 30, 2017
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates increased adjusted earnings by $11 million for the nine months ended September 30, 2018 compared to the prior period, primarily due to the strengthening of the Japanese yen and Korean won against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
U.S. Tax Reform. The changes from U.S. Tax Reform resulted in an increase in adjusted earnings of $34 million for the nine months ended September 30, 2018 compared to the prior period.
Business Growth. Asia’s premiums, fees and other revenues decreased slightly from the prior period mainly due to a change in product mix from premium-based products to fee-based products, primarily from Yen life products to foreign currency-denominated life products and accident & health products in Japan. The decrease in premiums from Yen life products was partially offset by a related decline in policyholder benefits. Positive net flows in Japan and Korea resulted in higher average invested assets, which improved net investment income. The combined impact of the items affecting our business growth improved adjusted earnings by $77 million.
Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment results were favorably impacted by higher returns on real estate investments, derivative income, and yields on mortgage loans. In addition, higher earnings from our operating joint venture in China improved net investment income. Increased sales of life and annuity products in Japan drove an increase in higher-yielding U.S. dollar-denominated fixed income securities. This increase in yields in Japan was partially offset by lower yields on fixed income securities in Korea. Investment yields were negatively impacted by increased investment expenses and lower returns on hedge funds. The combined impact of the items discussed above increased adjusted earnings by $44 million.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Higher lapses and claims in Japan decreased adjusted earnings by $33 million. The impact in both periods of our annual actuarial assumption review resulted in a decrease of $63 million in adjusted earnings. Refinements to certain insurance and other liabilities, which were recorded in both periods, resulted in a slight decrease in adjusted earnings. Our results for the current period include favorable liability refinements of $24 million in Japan, partially offset by an unfavorable liability refinement of $10 million in Bangladesh. Our prior period results include a favorable refinement of $12 million related to reinsurance receivables in Australia.
Expenses. Higher expenses, primarily driven by higher employee-related and project costs, as well as an increase in corporate overhead costs, reduced adjusted earnings by $24 million.

Latin America
Business Overview. Sales for the three months ended September 30, 2018 increased compared to the prior period, driven by higher sales of individual accident & health products in Chile and group accident & health products in Mexico, partially offset by lower sales of retirement products in Mexico and Brazil.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Adjusted revenues
Premiums	$692	$701	$2,079	$1,993
Universal life and investment-type product policy fees	229	229	786	764
Net investment income	339	299	942	891
Other revenues	7	7	24	24
Total adjusted revenues	1,267	1,236	3,831	3,672
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	670	640	1,976	1,869
Interest credited to policyholder account balances	102	99	295	275
Capitalization of DAC	(97)	(94)	(282)	(264)
Amortization of DAC and VOBA	5	—	136	146
Amortization of negative VOBA	(1)	(1)	(1)	(1)
Interest expense on debt	2	1	5	4
Other expenses	351	377	1,052	1,060
Total adjusted expenses	1,032	1,022	3,181	3,089
Provision for income tax expense (benefit)	65	51	195	123
Adjusted earnings	$170	$163	$455	$460
Three Months Ended September 30, 2018 Compared with the Three Months Ended September 30, 2017
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $13 million for the third quarter of 2018 compared to the prior period mainly due to the weakening of the Mexican and Argentine pesos against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
U.S. Tax Reform. The changes from U.S. Tax Reform resulted in a decrease in adjusted earnings of $10 million for the third quarter of 2018 compared to the prior period.
Business Growth. Latin America experienced growth across several lines of business primarily within Mexico and Chile. This growth resulted in increased premiums and policy fee income, which was largely offset by related changes in policyholder benefits. Positive net flows, primarily from Chile and Argentina, resulted in an increase in average invested assets and generated higher net investment income. This was partially offset by an increase in interest credited expense on certain insurance liabilities. Business growth also drove an increase in commissions, which was offset by higher DAC capitalization. The combined impact of the items affecting our business growth resulted in a $10 million increase in adjusted earnings.
Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Changes in market factors resulted in a $19 million increase in adjusted earnings primarily due to an increase in investment yields and a slight decrease in interest credited expense. The increase in investment yields was primarily driven by higher yields from fixed income securities in Mexico and Chile, which were partially offset by lower returns from FVO Securities in Argentina and Chile.

Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Favorable underwriting resulted in a $14 million increase to adjusted earnings primarily driven by lower claims experience in Mexico. The impact in both periods of our annual actuarial assumption review resulted in a $13 million increase to adjusted earnings. In addition, refinements to certain insurance liabilities and other adjustments in both periods, primarily in Chile and Mexico, resulted in a $23 million decrease to adjusted earnings.
Nine Months Ended September 30, 2018 Compared with the Nine Months Ended September 30, 2017
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $3 million for the nine months ended September 30, 2018 compared to the prior period mainly due to the weakening of the Mexican and Argentine pesos against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
U.S. Tax Reform. The changes from U.S. Tax Reform resulted in a decrease in adjusted earnings of $30 million for the nine months ended September 30, 2018 compared to the prior period.
Business Growth. Latin America experienced growth across several lines of business primarily within Chile. This growth resulted in increased premiums and policy fee income, which was largely offset by related changes in policyholder benefits. Positive net flows, primarily from Chile and Argentina, resulted in an increase in average invested assets and generated higher net investment income. This was partially offset by an increase in interest credited expense on certain insurance liabilities. Business growth also drove an increase in commissions and other variable expenses, which were partially offset by higher DAC capitalization. The combined impact of the items affecting our business growth resulted in a slight decrease in adjusted earnings.
Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Changes in market factors resulted in an $8 million decrease in adjusted earnings primarily due to lower investment yields. The decrease in investment yields was primarily driven by lower returns from FVO Securities in Chile, partially offset by higher yields from fixed income securities in Mexico and higher derivative income in Chile. A slight decrease in interest credited expense partially offset the decline in adjusted earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Favorable underwriting resulted in a $56 million increase to adjusted earnings primarily driven by lower claims experience in Mexico. The impact in both periods of our annual actuarial assumption review resulted in a $13 million increase to adjusted earnings. In addition, refinements to certain insurance liabilities and other adjustments in both periods, primarily in Brazil, Mexico and Chile, resulted in a $22 million decrease to adjusted earnings.
Expenses and Taxes. A $12 million decrease in expenses was primarily the result of a current period reduction of a litigation reserve in Argentina. Our results for the current period include a $17 million tax charge related to a tax adjustment in Chile and a $5 million tax charge in Colombia to establish a deferred tax liability due to a change in tax status. The prior period includes a tax benefit of $9 million related to the settlement of an audit. Other tax-related items in both periods, primarily due to the changes in the valuation of the peso in Argentina, resulted in a $12 million increase in adjusted earnings.

EMEA
Business Overview. Sales for the three months ended September 30, 2018 decreased compared to the prior period primarily due to the closure of the U.K. wealth management product to new business in the third quarter of 2017 and a decline in sales of employee benefits and life insurance products in the Gulf region.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Adjusted revenues
Premiums	$514	$527	$1,611	$1,534
Universal life and investment-type product policy fees	105	109	324	296
Net investment income	73	77	221	229
Other revenues	15	(2)	51	43
Total adjusted revenues	707	711	2,207	2,102
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	281	282	861	821
Interest credited to policyholder account balances	24	26	75	75
Capitalization of DAC	(109)	(109)	(348)	(301)
Amortization of DAC and VOBA	110	78	324	260
Amortization of negative VOBA	(2)	(5)	(12)	(13)
Other expenses	333	347	1,023	995
Total adjusted expenses	637	619	1,923	1,837
Provision for income tax expense (benefit)	15	21	62	47
Adjusted earnings	$55	$71	$222	$218
Three Months Ended September 30, 2018 Compared with the Three Months Ended September 30, 2017
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $5 million for the third quarter of 2018 as compared to the prior period, primarily driven by the strengthening of the U.S. dollar against the Turkish lira. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
U.S. Tax Reform. The changes from U.S. Tax Reform resulted in a slight increase in adjusted earnings for the third quarter of 2018 compared to the prior period.
Business Growth. Growth from our accident & health and credit life businesses in Turkey and across several European markets resulted in a $5 million increase in adjusted earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Less favorable underwriting, primarily in our accident & health business in Greece, as well as unfavorable underwriting in our life insurance business in the Czech Republic and Iberia decreased adjusted earnings by $13 million. The impact in both periods of our annual actuarial assumption review resulted in a decrease in adjusted earnings of $15 million. In addition, adjusted earnings increased by $2 million due to refinements recorded in the prior period in our employee benefits business in the U.K. and, in the current period, in our life insurance business in the Gulf region.
Expenses. Adjusted earnings increased by $9 million due to lower costs associated with enterprise-wide initiatives, notably the closing of the wealth management product to new business in the U.K. in the third quarter of 2017, along with declines in various other expenses.
Nine Months Ended September 30, 2018 Compared with the Nine Months Ended September 30, 2017
Unless otherwise stated, all amounts discussed below are net of income tax.

Foreign Currency. The impact of changes in foreign currency exchange rates increased adjusted earnings by $8 million for the nine months ended September 30, 2018 compared to the prior period, primarily driven by the weakening of the U.S. dollar against the euro, the British pound, the Polish zloty, and the Czech koruna, partially offset by the strengthening of the U.S. dollar against the Turkish lira. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
U.S. Tax Reform. The changes from U.S. Tax Reform resulted in a decrease in adjusted earnings of $14 million for the nine months ended September 30, 2018 compared to the prior period.
Business Growth. Growth from our accident & health and credit life businesses in Turkey and across several European markets resulted in a $20 million increase in adjusted earnings.
Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. A slight decrease in net investment income was driven by lower investment yields on fixed income securities.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Less favorable underwriting, primarily in our accident & health business in Greece, as well as unfavorable underwriting in the Gulf region, our employee benefits business in the U.K., and in our life insurance business in France, decreased adjusted earnings by $34 million. The impact in both periods of our annual actuarial assumption review resulted in a decrease in adjusted earnings of $15 million. In addition, adjusted earnings decreased by $2 million due to refinements recorded in the prior period in our employee benefits business in the U.K. and the Gulf region and, in the current period, in our life insurance business in the Gulf region.
Expenses. Adjusted earnings increased by $51 million due to lower costs associated with enterprise-wide initiatives, notably the closing of the wealth management product to new business in the U.K. in the third quarter of 2017, declines in various other expenses and the release of provisions arising from finalization of historic corporate tax filings.
Other. A decrease in our invested asset base, primarily due to dividend payments, negatively impacted net investment income resulting in an $8 million decrease in adjusted earnings.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Adjusted revenues
Premiums	$949	$989	$2,856	$3,070
Universal life and investment-type product policy fees	286	349	901	1,056
Net investment income	1,375	1,390	4,056	4,232
Other revenues	70	37	205	170
Total adjusted revenues	2,680	2,765	8,018	8,528
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	1,766	1,732	5,022	5,182
Interest credited to policyholder account balances	238	255	709	767
Capitalization of DAC	(8)	(14)	(28)	(71)
Amortization of DAC and VOBA	13	(70)	214	143
Interest expense on debt	2	2	6	22
Other expenses	264	322	815	1,032
Total adjusted expenses	2,275	2,227	6,738	7,075
Provision for income tax expense (benefit)	78	174	248	465
Adjusted earnings	$327	$364	$1,032	$988
Three Months Ended September 30, 2018 Compared with the Three Months Ended September 30, 2017
Unless otherwise stated, all amounts discussed below are net of income tax.
U.S. Tax Reform. The changes from U.S. Tax Reform resulted in an increase in adjusted earnings of $68 million for the third quarter of 2018 compared to the prior period.
Business Growth. Lower net investment income, resulting from a reduced invested asset base, primarily in fixed income securities, decreased adjusted earnings. The reduced asset base is primarily the result of negative net flows in our deferred annuities and life businesses. This decline was partially offset by invested asset growth in our long-term care business. A decrease in universal life deposits in our life business, as well as the negative net flows in our annuities business, resulted in lower fee income, decreasing adjusted earnings. The combined impact of the items affecting our business growth, partially offset by lower DAC amortization, resulted in a $55 million decrease in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields increased primarily due to higher prepayment fees and yields on fixed income securities, lower investment expenses, as well as higher returns on real estate investments and private equities, partially offset by a decline in yields on mortgage loans. The changes in market factors discussed above resulted in a $29 million increase in adjusted earnings.

Underwriting, Actuarial Assumption Review, and Other Insurance Adjustments. Favorable underwriting results, primarily due to the impact of favorable rate actions in our long-term care business, partially offset by unfavorable mortality in our life businesses and mortality losses on life-contingent annuities, resulted in a $5 million increase in adjusted earnings. The impact in both periods of our annual actuarial assumption review resulted in a decrease of $84 million in adjusted earnings. Changes in operational assumptions, including updates to closed block projections, maintenance and other expenses, were less favorable in the current period. Refinements to DAC and certain insurance-related liabilities that were recorded in both periods resulted in a $51 million decrease in adjusted earnings. This includes a current period charge due to an increase in our IBNR life reserves, reflecting enhancements to our processes related to potential claims, as well as a favorable prior period reserve adjustment resulting from modeling improvements in our life business. These unfavorable impacts were partially offset by a current period benefit resulting from modeling improvements in our life business, as well as the impact of a prior period charge resulting from modeling improvements in our long-term care business.
Expenses. Adjusted earnings increased by $54 million as a result of lower expenses, primarily due to declines in Separation-related expenses, as well as lower employee-related costs.
Nine Months Ended September 30, 2018 Compared with the Nine Months Ended September 30, 2017
Unless otherwise stated, all amounts discussed below are net of income tax.
U.S. Tax Reform. The changes from U.S. Tax Reform resulted in an increase in adjusted earnings of $182 million for the nine months ended September 30, 2018 compared to the prior period.
Business Growth. Lower net investment income, resulting from a reduced invested asset base, primarily in fixed income securities, decreased adjusted earnings. The reduced invested asset base is primarily the result of negative net flows in our deferred annuities and life businesses. This decline was partially offset by invested asset growth in our long-term care business. The negative net flows in our annuities business and a decrease in universal life deposits resulted in lower fee income and lower interest credited expense. The continued maturing of the existing long-term care block of business resulted in higher interest credited expense. The combined impact of the items affecting our business growth, partially offset by lower DAC amortization, resulted in a $160 million decrease in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields increased primarily due to higher returns on real estate investments, lower investment expenses, increased prepayment fees and higher fixed income securities yields, partially offset by lower returns on private equities and a decline in mortgage loan yields. In our deferred annuity business, higher equity returns drove an increase in average separate account balances, which resulted in higher asset-based fee income. The changes in market factors discussed above, partially offset by slightly higher DAC amortization, resulted in a $16 million increase in adjusted earnings.
Underwriting, Actuarial Assumption Review, and Other Insurance Adjustments. Unfavorable mortality in our life businesses, partially offset by favorable underwriting, primarily due to the impact of favorable rate actions in our long-term care business, and mortality gains on life-contingent annuities, resulted in an $18 million decrease in adjusted earnings. The impact in both periods of our annual actuarial assumption review resulted in a decrease of $84 million in adjusted earnings. Changes in operational assumptions, including updates to closed block projections, maintenance and other expenses, were less favorable in the current period. Refinements to DAC and certain insurance-related liabilities that were recorded in both periods resulted in a $16 million decrease in adjusted earnings. This includes the following current period refinements: (i) a charge due to an increase in our IBNR life reserves, reflecting enhancements to our processes related to potential claims; (ii) a favorable reserve adjustment relating to certain variable annuity guarantees assumed from a former joint venture in Japan; and (iii) a benefit resulting from modeling improvements in our life business. This also includes the following prior period refinements: (i) a favorable DAC adjustment related to certain assumed participating whole life business; (ii) two separate favorable reserve adjustments resulting from modeling improvements in our life business; (iii) an unfavorable adjustment related to the recapture and novation of, as well as adjustments to, assumed and ceded agreements covering certain variable annuity business; (iv) an unfavorable net impact from a life reinsurance recapture; and (v) an unfavorable reserve adjustment resulting from modeling improvements in our long-term care business.
Expenses. Adjusted earnings increased by $112 million as a result of lower expenses, primarily due to declines in Separation-related expenses, as well as lower employee-related costs.

Corporate & Other

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Adjusted revenues
Premiums	$(33)	$13	$(14)	$59
Net investment income	58	26	157	107
Other revenues	86	65	246	185
Total adjusted revenues	111	104	389	351
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	(38)	7	(38)	33
Interest credited to policyholder account balances	—	—	—	1
Capitalization of DAC	(2)	(2)	(7)	(6)
Amortization of DAC and VOBA	2	3	5	5
Interest expense on debt	246	279	798	833
Other expenses	314	237	805	614
Total adjusted expenses	522	524	1,563	1,480
Provision for income tax expense (benefit)	(206)	(90)	(599)	(630)
Adjusted earnings	(205)	(330)	(575)	(499)
Less: Preferred stock dividends	32	6	84	58
Adjusted earnings available to common shareholders	$(237)	$(336)	$(659)	$(557)
The table below presents adjusted earnings available to common shareholders by source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Other business activities	$13	$5	$31	$19
Other net investment income	107	49	214	193
Interest expense on debt	(256)	(300)	(831)	(901)
Corporate initiatives and projects	(132)	(45)	(268)	(197)
Other	(101)	(128)	(278)	(246)
Provision for income tax (expense) benefit and other tax-related items	164	89	557	633
Preferred stock dividends	(32)	(6)	(84)	(58)
Adjusted earnings available to common shareholders	$(237)	$(336)	$(659)	$(557)
Three Months Ended September 30, 2018 Compared with the Three Months Ended September 30, 2017
Unless otherwise stated, all amounts discussed below are net of income tax.
U.S. Tax Reform. The changes from U.S. Tax Reform resulted in a decrease in adjusted earnings of $110 million for the third quarter of 2018 compared to the prior period, which includes a $32 million, net of income tax, reduction of net investment income in the current period related to tax credit partnership investments.
Other Net Investment Income. Higher returns on real estate joint ventures and private equities were partially offset by lower returns on the remainder of the portfolio, resulting in an increase of $46 million in other net investment income.

Interest Expense on Debt. Interest expense on debt decreased by $35 million, primarily due to: (i) the exchange of senior notes for FVO Brighthouse Common Stock; (ii) the redemption of senior notes for cash; (iii) the maturity of senior notes during the current period; (iv) lower interest rates on certain intercompany senior notes redenominated to Japanese yen; and (v) the maturity of $1.0 billion of senior notes in December 2017. The assets supporting the redenominated senior notes are owned by our business segments.
Corporate Initiatives and Projects. Expenses associated with corporate initiatives and projects increased by $69 million, primarily due to higher expenses related to our unit cost initiative.
Provision for Income Tax (Expense) Benefit and Other Tax-Related Items. In addition to the impact of U.S. Tax Reform, Corporate & Other’s effective tax rate differs from the U.S. statutory rate of 21% typically due to benefits from the impact of certain permanent tax-preferenced items, including non-taxable investment income, tax credits for investments in low income housing and foreign earnings taxed at different rates than the U.S. statutory rate. In the prior period, the Company recognized a $180 million net tax charge related to the repatriation of approximately $3.0 billion of cash following the post-Separation review of our capital needs, partially offset by a tax benefit associated with dividends from our non-U.S. operations. The prior period also included a $4 million net tax-related benefit from the finalization of certain tax audits. In addition, increased utilization of tax preferenced items increased adjusted earnings by $20 million from the prior period.
Other. Adjusted earnings increased $21 million, primarily as a result of a $24 million decrease in employee-related expenses, as well as declines in various other expenses, partially offset by a $13 million increase in expenses for interest on tax positions.
Preferred Stock Dividends. Preferred stock dividends increased $26 million as a result of the issuance of Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D (“Series D preferred stock”) in March 2018 and Non-Cumulative Preferred Stock, Series E (“Series E preferred stock”) in June 2018.
Nine Months Ended September 30, 2018 Compared with the Nine Months Ended September 30, 2017
Unless otherwise stated, all amounts discussed below are net of income tax.
U.S. Tax Reform. The changes from U.S. Tax Reform resulted in a decrease in adjusted earnings of $251 million for the nine months ended September 30, 2018 compared to the prior period, which includes a $32 million, net of income tax, reduction of net investment income in the current period related to tax credit partnership investments.
Other Net Investment Income. Higher returns on real estate investments and private equities were partially offset by lower returns on the remainder of the portfolio, resulting in an increase of $17 million in other net investment income.
Interest Expense on Debt. Interest expense on debt decreased by $55 million, primarily due to: (i) the exchange of senior notes for FVO Brighthouse Common Stock; (ii) the redemption of senior notes for cash; (iii) the maturity of senior notes during the current period; (iv) lower interest rates on certain intercompany senior notes redenominated to Japanese yen; and (v) the maturity of $1.0 billion of senior notes in December 2017. The assets supporting the redenominated senior notes are owned by our business segments.
Corporate Initiatives and Projects. Expenses associated with corporate initiatives and projects increased by $56 million, primarily due to higher costs associated with our unit cost initiative, partially offset by prior period lease impairments and lower costs associated with certain other enterprise-wide initiatives.
Provision for Income Tax (Expense) Benefit and Other Tax-Related Items. In addition to the impact of U.S. Tax Reform, Corporate & Other’s effective tax rate differs from the U.S. statutory rate of 21% typically due to benefits from the impact of certain permanent tax-preferenced items, including non-taxable investment income, tax credits for investments in low income housing and foreign earnings taxed at different rates than the U.S. statutory rate. In the prior period, the Company recognized a $180 million net tax charge related to the repatriation of approximately $3.0 billion of cash following the post-Separation review of our capital needs, partially offset by a tax benefit associated with dividends from our non-U.S. operations. The prior period also included a $27 million net tax-related benefit from the finalization of certain tax audits. In the current period, the Company also recognized tax benefits of $36 million related to a non-cash transfer of assets from a wholly-owned U.K. investment subsidiary to its U.S. parent and $5 million related to the settlement of an audit, as well as a $17 million tax charge for decreased utilization of tax-preferenced items.
Other. Adjusted earnings decreased $25 million, primarily as a result of a $38 million increase in litigation accruals, a $28 million increase in certain corporate-related expenses and a $20 million increase in expenses for interest on tax positions, partially offset by $21 million of expenses incurred in the prior period and taxed at the prior period rate related to the guaranty fund assessment for Penn Treaty and a $37 million decrease in employee-related expenses.
Preferred Stock Dividends. Preferred stock dividends increased $26 million as a result of the issuance of Series D and Series E preferred stock in the current period.

Investments
Investment Risks
Our primary investment objective is to optimize, net of income tax, risk-adjusted net investment income and risk-adjusted total return while ensuring that assets and liabilities are managed on a cash flow and duration basis. The Investments Department, led by the Chief Investment Officer, manages investment risks through the Investments Risk Committee using a risk control framework comprised of policies, procedures, limits and tolerances. The Investments Risk Committee reviews and monitors the management of investment risks through this risk control framework. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Investment Risks” included in the 2017 Annual Report for an explanation of investment risks and our risk control framework.
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
European Investments
We maintain general account investments in Europe to support our insurance operations and related policyholder liabilities in these countries and certain of our non-European operations invest in Europe for diversification. In Europe, we have proactively mitigated risk in both direct and indirect exposures by investing in a diversified portfolio of high quality investments with a focus on the higher-rated countries, including the U.K., France, Germany, the Netherlands, Poland, Sweden and Switzerland. The sovereign debt of these countries continues to maintain investment grade credit ratings from all major rating agencies. Our European fixed maturity securities AFS and perpetual hybrid securities classified as non-redeemable preferred stock are invested in a diversified portfolio of primarily non-financial services securities. At September 30, 2018, our exposure to such securities in Europe totaled $37.8 billion, at estimated fair value, of which $8.7 billion was in sovereign fixed maturity securities AFS. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment — European Investments” included in the 2017 Annual Report for further information.
Selected Country Investments
We have country-specific exposure to volatility, as we maintain general account investments in the U.K., South Korea and Mexico to support our insurance operations and related policyholder liabilities in these countries. We also have exposure to volatility in these selected countries through our global portfolio diversification. Our exposure to sovereign fixed maturity securities AFS and total fixed maturity securities AFS of the U.K., South Korea and Mexico totaled $9.6 billion and $25.3 billion, at estimated fair value, respectively, at September 30, 2018.
We manage direct and indirect investment exposure in the selected countries through fundamental credit analysis and we continually monitor and adjust our level of investment exposure. We do not expect any adverse impact to our general account investments in these countries will have a material adverse effect on our results of operations or financial condition.

Investment Portfolio Results
The following yield table presents our investment portfolio results for the periods indicated. We calculate yields using net investment income, as reported on an adjusted basis. Net investment income, as reported on an adjusted basis, includes the impact of changes in foreign currency exchange rates. This yield table presentation is consistent with how we measure our investment performance for management purposes, and we believe it enhances understanding of our investment portfolio results. See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for a reconciliation of net investment income under GAAP to net investment income, as reported on an adjusted basis.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018		2017		2018		2017
	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount
	(Dollars in millions)
Fixed maturity securities AFS (2), (3)	4.30%	$2,980	4.25%	$2,843	4.26%	$8,764	4.29%	$8,488
Mortgage loans (3)	4.80%	859	4.78%	809	4.64%	2,466	4.59%	2,303
Real estate and real estate joint ventures	3.67%	90	2.80%	66	3.84%	282	3.14%	218
Policy loans	5.35%	130	5.40%	130	5.23%	381	5.37%	386
Equity securities	4.74%	14	4.92%	31	4.41%	45	4.80%	93
Other limited partnership interests	14.86%	229	15.94%	214	13.15%	589	16.46%	648
Cash and short-term investments	2.79%	71	1.13%	25	2.33%	178	1.39%	92
Other invested assets		211		173		670		557
Investment income	4.65%	4,584	4.54%	4,291	4.57%	13,375	4.58% %	12,785
Investment fees and expenses	(0.12)%	(121)	(0.14)%	(133)	(0.13)%	(366)	(0.14)%	(390)
Net investment income including divested businesses (4)	4.53%	4,463	4.40	4,158	4.44%	13,009	4.44%	12,395
Less: net investment income from divested businesses (4)		1		2		1		(46)
Net investment income, as reported on an adjusted basis		$4,462		$4,156		$13,008		$12,441
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

(2)
Investment income from fixed maturity securities AFS includes amounts from FVO Securities of $11 million and $25 million for the three months and nine months ended September 30, 2018, respectively, and $16 million and $61 million for the three months and nine months ended September 30, 2017, respectively.

(3)	Investment income from fixed maturity securities AFS and mortgage loans includes prepayment fees.

(4)	See “— Non-GAAP and Other Financial Disclosures” for discussion of divested businesses.
See “— Results of Operations — Consolidated Results — Adjusted Earnings” for an analysis of the period over period changes in investment portfolio results.

Fixed Maturity Securities AFS and Equity Securities
The following table presents fixed maturity securities AFS and equity securities by type (public or private) and information about perpetual and redeemable securities held at:

	September 30, 2018		December 31, 2017
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities AFS
Publicly-traded	$257,102	84.3%	$262,078	84.8%
Privately-placed	47,738	15.7	46,853	15.2
Total fixed maturity securities AFS	$304,840	100.0%	$308,931	100.0%
Percentage of cash and invested assets	67.4%		67.6%
Equity securities
Publicly-traded	$1,320	89.2%	$1,490	59.3%
Privately-held	159	10.8	1,023	40.7
Total equity securities	$1,479	100.0%	$2,513	100.0%
Percentage of cash and invested assets	0.3%		0.6%
Perpetual securities included within fixed maturity securities AFS and equity securities	$384		$440
Redeemable preferred stock with a stated maturity included within fixed maturity securities AFS	$562		$884
Perpetual securities are included within fixed maturity securities AFS and equity securities. Upon acquisition, we classify perpetual securities that have attributes of both debt and equity as fixed maturity securities AFS if the securities have an interest rate step-up feature which, when combined with other qualitative factors, indicates that the securities have more debt-like characteristics; while those with more equity-like characteristics are classified as equity securities. Many of such securities, commonly referred to as “perpetual hybrid securities,” have been issued by non-U.S. financial institutions that are accorded the highest two capital treatment categories by their respective regulatory bodies (i.e. core capital, or “Tier 1 capital” and perpetual deferrable securities, or “Upper Tier 2 capital”).
Redeemable preferred stock with a stated maturity is included within fixed maturity securities AFS. These securities, which are commonly referred to as “capital securities,” primarily have cumulative interest deferral features and are primarily issued by U.S. financial institutions.
In connection with our investment management business, we manage a broad array of securities, limited partnership interests and liquid investments on behalf of unaffiliated/third party clients. Assets managed for these clients, by sector, primarily fixed maturity securities AFS, at estimated fair value, were as follows: investment grade corporates, including publicly-traded and privately-placed corporates, privately-placed infrastructure, state and political subdivision, emerging market and bank syndication loans, $69.5 billion and $66.6 billion at September 30, 2018 and December 31, 2017, respectively; structured finance securities, including residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”) (collectively, “Structured Securities”), $17.6 billion and $15.8 billion at September 30, 2018 and December 31, 2017, respectively; U.S. government and agency securities, $17.5 billion and $21.7 billion at September 30, 2018 and December 31, 2017, respectively; foreign government securities, including emerging market, $1.4 billion and $2.1 billion at September 30, 2018 and December 31, 2017, respectively; below investment grade corporate securities, including privately-placed corporates, privately-placed infrastructure, emerging market, high yield and bank syndication loans, $7.2 billion and $7.7 billion at September 30, 2018 and December 31, 2017, respectively; equity securities, $0.4 billion and $0.3 billion at September 30, 2018 and December 31, 2017, respectively; other limited partnership interests, $1.8 billion and $1.7 billion at September 30, 2018 and December 31, 2017, respectively; and short-term investments and cash equivalents, $2.1 billion and $3.0 billion at September 30, 2018 and December 31, 2017, respectively.

Also in connection with our investment management business, we manage index investment portfolios that track the return of industry fixed income and equity market indices such as the Bloomberg Barclay’s U.S. Aggregate Bond Index and S&P 500® Index. These index investment portfolio assets had an estimated fair value of $28.2 billion and $28.5 billion at September 30, 2018 and December 31, 2017, respectively. Index investment portfolios included within separate account assets in our interim condensed consolidated financial statements were $14.7 billion and $14.9 billion at September 30, 2018 and December 31, 2017, respectively. The index investment portfolios we manage on behalf of our unaffiliated/third party clients were $13.5 billion and $13.6 billion at September 30, 2018 and December 31, 2017, respectively, and are not included in our interim condensed consolidated financial statements. The index investment portfolios we manage on behalf of our unaffiliated/third party clients, by sector, including fixed maturity securities AFS, at estimated fair value, were as follows: investment grade corporate securities, including publicly-traded corporates, $734 million and $794 million at September 30, 2018 and December 31, 2017, respectively; structured finance securities, $786 million and $828 million at September 30, 2018 and December 31, 2017, respectively; U.S. government and agency securities, $1.1 billion at both September 30, 2018 and December 31, 2017; equity securities, $10.4 billion at both September 30, 2018 and December 31, 2017; and short-term investments and cash equivalents, $495 million and $517 million at September 30, 2018 and December 31, 2017, respectively.
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

	September 30, 2018
	Fixed Maturity Securities AFS		Equity Securities
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$25,246	8.3%	$941	63.6%
Level 2
Independent pricing sources	261,916	85.9	60	4.1
Internal matrix pricing or discounted cash flow techniques	2,989	1.0	35	2.4
Significant other observable inputs	264,905	86.9	95	6.5
Level 3
Independent pricing sources	10,422	3.4	332	22.4
Internal matrix pricing or discounted cash flow techniques	3,840	1.3	107	7.2
Independent broker quotations	427	0.1	4	0.3
Significant unobservable inputs	14,689	4.8	443	29.9
Total estimated fair value	$304,840	100.0%	$1,479	100.0%
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for the fixed maturity securities AFS and equity securities fair value hierarchy.

The composition of fair value pricing sources for and significant changes in Level 3 securities at September 30, 2018 are as follows:

•	The majority of the Level 3 fixed maturity securities AFS and equity securities were concentrated in three sectors: U.S. corporate securities, foreign corporate securities and RMBS.

•
Level 3 fixed maturity securities AFS are priced principally through market standard valuation methodologies, independent pricing services and, to a much lesser extent, independent non-binding broker quotations using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. Level 3 fixed maturity securities AFS consist of less liquid securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies. Level 3 fixed maturity securities AFS include: sub-prime RMBS; certain below investment grade private U.S. and foreign corporate securities; less liquid investment grade U.S. and foreign corporate securities and less liquid ABS and foreign government securities.

•
During the three months ended September 30, 2018, Level 3 fixed maturity securities AFS decreased by $773 million, or 5%. The decrease was driven by transfers out of Level 3 in excess of transfers into Level 3, partially offset by purchases in excess of sales.

•
During the nine months ended September 30, 2018, Level 3 fixed maturity securities AFS decreased by $1.6 billion, or 10%. The decrease was driven by transfers out of Level 3 in excess of transfers into Level 3, partially offset by purchases in excess of sales.

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
Fixed Maturity Securities AFS Credit Quality — Ratings
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities AFS — Fixed Maturity Securities Credit Quality — Ratings” included in the 2017 Annual Report for a discussion of the credit quality ratings assigned by Nationally Recognized Statistical Rating Organizations (“NRSRO”), credit quality designations assigned by and methodologies used by the Securities Valuation Office of the NAIC for fixed maturity securities AFS and the revised methodologies adopted by the NAIC for certain Structured Securities.

The following table presents total fixed maturity securities AFS by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the revised NAIC methodologies, as well as the percentage, based on estimated fair value that each NAIC designation is comprised of at:

		September 30, 2018				December 31, 2017
NAIC Designation	NRSRO Rating	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$204,365	$9,533	$213,898	70.2%	$201,806	$17,024	$218,830	70.8%
2	Baa	72,177	1,882	74,059	24.3	67,270	5,126	72,396	23.4
	Subtotal investment grade	276,542	11,415	287,957	94.5	269,076	22,150	291,226	94.2
3	Ba	10,769	273	11,042	3.6	11,155	556	11,711	3.8
4	B	5,113	(51)	5,062	1.7	5,004	151	5,155	1.7
5	Caa and lower	819	(64)	755	0.2	824	9	833	0.3
6	In or near default	25	(1)	24	—	10	(4)	6	—
	Subtotal below investment grade	16,726	157	16,883	5.5	16,993	712	17,705	5.8
	Total fixed maturity securities AFS	$293,268	$11,572	$304,840	100.0%	$286,069	$22,862	$308,931	100.0%
The following tables present total fixed maturity securities AFS, based on estimated fair value, by sector and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the revised NAIC methodologies:

	Fixed Maturity Securities AFS — by Sector & Credit Quality Rating
NAIC Designation:	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating:	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(Dollars in millions)
September 30, 2018
U.S. corporate	$36,655	$37,051	$5,977	$3,498	$614	$—	$83,795
Foreign government	52,469	5,125	2,234	639	4	1	60,472
Foreign corporate	21,151	29,724	2,449	817	79	—	54,220
U.S. government and agency	45,142	430	—	—	—	—	45,572
RMBS	26,959	463	104	97	12	23	27,658
State and political subdivision	11,073	478	38	11	—	—	11,600
ABS	11,873	708	231	—	3	—	12,815
CMBS	8,576	80	9	—	43	—	8,708
Total fixed maturity securities AFS	$213,898	$74,059	$11,042	$5,062	$755	$24	$304,840
Percentage of total	70.2%	24.3%	3.6%	1.7%	0.2%	—%	100.0%

December 31, 2017
U.S. corporate	$37,305	$35,096	$6,153	$3,387	$717	$3	$82,661
Foreign government	53,027	5,135	2,376	947	49	—	61,534
Foreign corporate	21,925	30,214	2,616	759	55	—	55,569
U.S. government and agency	47,067	327	—	—	—	—	47,394
RMBS	28,209	297	224	61	9	—	28,800
State and political subdivision	11,921	454	78	—	—	2	12,455
ABS	11,311	760	215	1	3	1	12,291
CMBS	8,065	113	49	—	—	—	8,227
Total fixed maturity securities AFS	$218,830	$72,396	$11,711	$5,155	$833	$6	$308,931
Percentage of total	70.8%	23.4%	3.8%	1.7%	0.3%	—%	100.0%

U.S. and Foreign Corporate Fixed Maturity Securities AFS
We maintain a diversified portfolio of corporate fixed maturity securities AFS across industries and issuers. This portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top 10 holdings comprised 2% and 1% of total investments at September 30, 2018 and December 31, 2017, respectively. The tables below present our U.S. and foreign corporate securities holdings by industry at:

	September 30, 2018		December 31, 2017
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$41,858	30.3%	$42,273	30.6%
Consumer	30,960	22.4	31,419	22.7
Finance	30,730	22.3	29,884	21.6
Utility	22,043	16.0	21,773	15.8
Communications	10,640	7.7	11,072	8.0
Other	1,784	1.3	1,809	1.3
Total	$138,015	100.0%	$138,230	100.0%
Structured Securities
We held $49.2 billion and $49.3 billion of Structured Securities, at estimated fair value, at September 30, 2018 and December 31, 2017, respectively, as presented in the RMBS, ABS and CMBS sections below.
RMBS
Our RMBS holdings by security type, risk profile and ratings profile are as follows at:

	September 30, 2018			December 31, 2017
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By security type:
Collateralized mortgage obligations	$14,953	54.1%	$569	$15,388	53.4%	$913
Pass-through securities	12,705	45.9	(338)	13,412	46.6	41
Total RMBS	$27,658	100.0%	$231	$28,800	100.0%	$954
By risk profile:
Agency	$19,359	70.0%	$(409)	$20,010	69.5%	$274
Prime	1,336	4.8	53	1,209	4.2	73
Alt-A	3,661	13.2	347	4,182	14.5	372
Sub-prime	3,302	12.0	240	3,399	11.8	235
Total RMBS	$27,658	100.0%	$231	$28,800	100.0%	$954
Ratings profile:
Rated Aaa/AAA	$20,218	73.1%		$20,465	71.1%
Designated NAIC 1	$26,959	97.5%		$28,209	97.9%
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

Historically, we have managed our exposure to sub-prime RMBS holdings by focusing primarily on senior tranche securities, stress testing the portfolio with severe loss assumptions and closely monitoring the performance of the portfolio. Our sub-prime RMBS portfolio consists predominantly of securities that were purchased after 2012 at significant discounts to par value and discounts to the expected principal recovery value of these securities. The vast majority of these securities are investment grade under the NAIC designations (e.g., NAIC 1 and NAIC 2). At September 30, 2018 and December 31, 2017, the estimated fair value of our sub-prime RMBS holdings purchased since 2012 was $3.0 billion and $3.1 billion and unrealized gains (losses) were $212 million and $200 million, respectively.
ABS
Our ABS holdings are diversified both by collateral type and by issuer. The following table presents our ABS holdings by collateral type and ratings profile at:

	September 30, 2018			December 31, 2017
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By collateral type:
Collateralized obligations	$7,236	56.5%	$17	$5,703	46.4%	$45
Credit card loans	527	4.1	1	1,686	13.7	1
Student loans	1,325	10.3	11	1,266	10.3	(1)
Automobile loans	990	7.7	(3)	1,193	9.7	—
Foreign residential loans	1,083	8.5	14	965	7.9	20
Consumer loans	514	4.0	—	605	4.9	6
Other loans	1,140	8.9	—	873	7.1	7
Total	$12,815	100.0%	$40	$12,291	100.0%	$78
Ratings profile:
Rated Aaa/AAA	$7,223	56.4%		$7,108	57.8%
Designated NAIC 1	$11,873	92.6%		$11,311	92.0%

CMBS
Our CMBS holdings are diversified by vintage year. The following tables present our CMBS holdings by NRSRO rating and by vintage year at:

	September 30, 2018
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003 - 2011	$268	$282	$50	$50	$—	$—	$—	$—	$—	$—	$318	$332
2012	248	252	240	237	232	229	6	7	—	—	726	725
2013	724	745	648	662	289	284	—	—	60	44	1,721	1,735
2014	428	425	504	498	130	128	—	—	—	—	1,062	1,051
2015	573	557	89	87	34	34	—	—	—	—	696	678
2016	340	331	74	70	45	45	—	—	—	—	459	446
2017	951	932	657	644	240	236	38	38	—	—	1,886	1,850
2018	1,110	1,108	513	512	250	249	22	22	—	—	1,895	1,891
Total	$4,642	$4,632	$2,775	$2,760	$1,220	$1,205	$66	$67	$60	$44	$8,763	$8,708
Ratings Distribution		53.2%		31.7%		13.8%		0.8%		0.5%		100.0%

	December 31, 2017
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003 - 2011	$286	$308	$38	$40	$22	$23	$15	$15	$—	$—	$361	$386
2012	289	302	257	263	230	237	7	7	—	—	783	809
2013	787	835	717	748	285	292	60	45	—	—	1,849	1,920
2014	537	552	513	522	129	130	—	—	—	—	1,179	1,204
2015	1,122	1,140	191	196	117	120	—	—	—	—	1,430	1,456
2016	401	404	69	68	40	40	65	66			575	578
2017	898	899	685	687	246	246	41	42	—	—	1,870	1,874
Total	$4,320	$4,440	$2,470	$2,524	$1,069	$1,088	$188	$175	$—	$—	$8,047	$8,227
Ratings Distribution		54.0%		30.7%		13.2%		2.1%		—%		100.0%
The tables above reflect NRSRO ratings including Moody’s Investors Service, S&P, Fitch Ratings and Morningstar, Inc. CMBS designated NAIC 1 were 98.5% and 98.0% of total CMBS at September 30, 2018 and December 31, 2017, respectively.
Evaluation of Fixed Maturity Securities AFS for OTTI and Evaluating Temporarily Impaired Fixed Maturity Securities AFS
See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information about the evaluation of fixed maturity securities AFS for other-than-temporary impairment (“OTTI”) and evaluation of temporarily impaired AFS securities.
OTTI Losses on Fixed Maturity Securities AFS Recognized in Earnings
See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information about OTTI losses and gross gains and gross losses on fixed maturity securities AFS sold.
Overview of Fixed Maturity Security AFS OTTI Losses Recognized in Earnings
Impairments of fixed maturity securities AFS were $17 million for both the three months and nine months ended September 30, 2018, and $5 million and $7 million for the three months and nine months ended September 30, 2017, respectively.

Credit-related impairments of fixed maturity securities AFS were $17 million for both the three months and nine months ended September 30, 2018, and $5 million and $7 million for the three months and nine months ended September 30, 2017, respectively.
Overall OTTI losses recognized in earnings on fixed maturity securities AFS were $17 million for both the three months and nine months ended September 30, 2018, as compared to $5 million and $7 million for the three months and nine months ended September 30, 2017, respectively. The increase was primarily due to $9 million of OTTI losses on Argentine foreign government securities due to the weakening Argentine peso.
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
Contractholder-Directed Equity Securities and Fair Value Option Securities
The estimated fair value of Unit-linked and FVO Securities was $13.5 billion and $16.7 billion, or 3.0% and 3.7% of cash and invested assets, at September 30, 2018 and December 31, 2017, respectively. Unit-linked and FVO Securities are primarily comprised of Unit-linked investments. See Notes 6 and 8 of the Notes to the Interim Condensed Consolidated Financial Statements for a description of our Unit-linked and FVO Securities portfolio, the Unit-linked and FVO Securities fair value hierarchy and a rollforward of the fair value measurements for Unit-linked and FVO Securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
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
Repurchase Agreements
The Company participates in short-term repurchase agreements with unaffiliated financial institutions. Under these agreements, the Company lends fixed maturity securities AFS and receives cash as collateral in an amount generally equal to 98% of the estimated fair value of the securities loaned at the inception of the transaction. The associated liability is recorded at the amount of cash received. The Company monitors the estimated fair value of the collateral and the securities loaned throughout the duration of the transaction and additional collateral is obtained as necessary. Securities loaned under such transactions may be sold or re-pledged by the transferee.
See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information regarding our repurchase agreements.
FHLB of Boston Advance Agreements
A subsidiary of the Company participates in short-term advance agreements with the Federal Home Loan Bank of Boston (“FHLB of Boston”). Under these agreements, the Company pledges fixed maturity securities AFS and receives cash. The associated liability is recorded at the amount of cash received. The FHLB of Boston has minimum collateral requirements which vary depending on the type of collateral pledged. Securities pledged under such transactions may not be sold or re-pledged by the transferee.
See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding our FHLB of Boston advance agreement transactions.

Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Mortgage loans and the related valuation allowances are summarized as follows at:

	September 30, 2018				December 31, 2017
	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment
	(Dollars in millions)
Commercial	$47,460	65.5%	$232	0.5%	$44,375	64.8%	$214	0.5%
Agricultural	13,677	18.9	42	0.3%	13,014	19.0	41	0.3%
Residential	11,337	15.6	62	0.5%	11,136	16.2	59	0.5%
Total	$72,474	100.0%	$336	0.5%	$68,525	100.0%	$314	0.5%
The information presented in the tables herein exclude mortgage loans where we elected the FVO which are presented in Notes 6 and 8 of the Notes to the Interim Condensed Consolidated Financial Statements. The carrying value of all mortgage loans, net of valuation allowance was 16.0% and 15.0% of cash and invested assets at September 30, 2018 and December 31, 2017, respectively.
We diversify our mortgage loan portfolios by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loan portfolios, 83% are collateralized by properties located in the United States, with the remaining 17% collateralized by properties located outside the United States, which includes 6% collateralized by properties located in the U.K., at September 30, 2018. The carrying values of our commercial and agricultural mortgage loans collateralized by properties located in California, New York and Texas were 19%, 11% and 7%, respectively, of total commercial and agricultural mortgage loans at September 30, 2018. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loan portfolio in a similar manner to reduce risk of concentration, with 91% collateralized by properties located in the United States and the remaining 9% collateralized by properties located outside the United States at September 30, 2018. The carrying values of our residential mortgage loans collateralized by properties located in California, Florida, and New York were 31%, 9%, and 6%, respectively, of total residential mortgage loans at September 30, 2018.
In connection with our investment management business, we manage commercial, agricultural and residential mortgage loans on behalf of unaffiliated/third party clients. These commercial, agricultural and residential mortgage loans had an estimated fair value of $16.6 billion and $14.7 billion at September 30, 2018 and December 31, 2017, respectively. As these assets are managed on behalf of, and owned by, our unaffiliated/third party clients, they are not included in our interim condensed consolidated financial statements.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The tables below present the diversification across geographic regions and property types of commercial mortgage loans at:

	September 30, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Pacific	$10,878	22.9%	$9,875	22.3%
International	9,497	20.0	9,101	20.5
Middle Atlantic	7,434	15.7	7,231	16.3
South Atlantic	5,789	12.2	5,311	12.0
West South Central	4,001	8.4	3,819	8.6
East North Central	2,768	5.8	2,683	6.0
Mountain	1,378	2.9	1,188	2.7
New England	1,141	2.4	901	2.0
East South Central	1,072	2.3	840	1.9
West North Central	596	1.3	477	1.1
Multi-Region and Other	2,906	6.1	2,949	6.6
Total recorded investment	47,460	100.0%	44,375	100.0%
Less: valuation allowances	232		214
Carrying value, net of valuation allowances	$47,228		$44,161
Property Type
Office	$24,096	50.8%	$22,602	50.9%
Retail	8,701	18.3	8,032	18.1
Apartment	6,416	13.5	6,113	13.8
Hotel	3,327	7.0	3,620	8.2
Industrial	3,775	8.0	3,125	7.0
Other	1,145	2.4	883	2.0
Total recorded investment	47,460	100.0%	44,375	100.0%
Less: valuation allowances	232		214
Carrying value, net of valuation allowances	$47,228		$44,161
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

Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 54% at both September 30, 2018 and December 31, 2017, and our average debt service coverage ratio was 2.6.x and 2.7x for September 30, 2018 and December 31, 2017, respectively. The debt service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually, on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 45% and 44% at September 30, 2018 and December 31, 2017, respectively. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
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
See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how valuation allowances are established and monitored, and activity in and balances of the valuation allowance, as of and for the nine months ended September 30, 2018 and 2017.
Real Estate and Real Estate Joint Ventures
Real estate and real estate joint ventures is comprised of wholly-owned real estate and joint ventures with interests in single property income-producing real estate and, to a lesser extent, joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the operation of income-producing properties, as well as a run-off portfolio of real estate private equity funds. We diversify our real estate investments by both geographic region and property type to reduce risk of concentration. The carrying values of real estate and real estate joint ventures were $10.0 billion and $9.6 billion, or 2.2% and 2.1% of cash and invested assets, at September 30, 2018 and December 31, 2017, respectively. The estimated fair value of our real estate investments was $15.8 billion and $14.9 billion at September 30, 2018 and December 31, 2017, respectively. The total gross market value of such real estate investments was $20.0 billion and $19.1 billion at September 30, 2018 and December 31, 2017, respectively. Gross market value is the total fair value of these investments regardless of encumbering debt.
In connection with our investment management business, we manage commercial real estate investments on behalf of unaffiliated/third party clients. These commercial real estate investments had an estimated fair value of $6.3 billion and $5.2 billion at September 30, 2018 and December 31, 2017, respectively. The total gross market value of these commercial real estate investments was $8.1 billion and $6.7 billion at September 30, 2018 and December 31, 2017, respectively. As these assets are managed on behalf of, and owned by, our unaffiliated/third party clients, they are not included in our interim condensed consolidated financial statements.

Other Limited Partnership Interests
Other limited partnership interests are comprised of private equity funds and hedge funds. At September 30, 2018 and December 31, 2017, the carrying value of other limited partnership interests was $6.4 billion and $5.7 billion, or 1.4% and 1.3% of cash and invested assets, which included $659 million and $643 million of hedge funds, respectively. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds. We estimate that the underlying investments of the funds will be liquidated over the next two to 10 years.
Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	September 30, 2018		December 31, 2017
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$7,288	44.6%	$8,551	49.5%
Tax credit and renewable energy partnerships	2,528	15.5	3,167	18.3
Direct financing leases	1,314	8.0	1,323	7.7
Annuities funding structured settlement claims (1)	1,281	7.8	1,284	7.4
Leveraged leases, net of non-recourse debt	1,126	6.9	1,278	7.4
Federal Home Loan Bank common stock (2)	793	4.9	—	—
Operating joint ventures	613	3.8	539	3.1
Funds withheld	300	1.8	298	1.7
Other	1,093	6.7	823	4.8
Total	$16,336	100.0%	$17,263	100.0%

Percentage of cash and invested assets	3.6%		3.8%
__________________

(1)	See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.

(2)	See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements.

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

•
Information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at September 30, 2018 and December 31, 2017.

•
The statement of operations effects of derivatives in net investments in foreign operations, cash flow, fair value, or nonqualifying hedge relationships for the three months and nine months ended September 30, 2018 and 2017.

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
Derivatives categorized as Level 3 at September 30, 2018 include: interest rate forwards with maturities which extend beyond the observable portion of the yield curve; interest rate total return swaps with unobservable repurchase rates; foreign currency swaps and forwards with certain unobservable inputs, including the unobservable portion of the yield curve; credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; and equity index options with unobservable correlation inputs. At September 30, 2018, less than 1% of the estimated fair value of our derivatives was priced through independent broker quotations.
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

The gain (loss) on Level 3 derivatives, percentage of gain (loss) attributable to observable and unobservable inputs, and the primary drivers of observable gain (loss) are summarized as follows:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Gain (loss) recognized in net income (loss)	($70)	($151)
Percentage of gain (loss) attributable to observable inputs	69%	83%
Primary drivers of observable gain (loss)	Increases in interest rates on interest rate total return swaps and, to a lesser extent, increases in certain equity index levels on equity derivatives.	Increases in interest rates on interest rate total return swaps and, to a lesser extent, increases in certain equity index levels on equity derivatives.
Percentage of gain (loss) attributable to unobservable inputs	31%	17%
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
Credit Derivatives
The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	September 30, 2018		December 31, 2017
Credit Default Swaps	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Purchased	$1,986	$(15)	$2,020	$(36)
Written	11,507	221	11,375	271
Total	$13,493	$206	$13,395	$235

The following table presents the gross gains, gross losses and net gains (losses) recognized in net derivative gains (losses) for credit default swaps as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2018			2017			2018			2017
Credit Default Swaps	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)
	(In millions)
Purchased (1)	$—	$(9)	$(9)	$2	$(4)	$(2)	$13	$(11)	$2	$5	$(22)	$(17)
Written (1)	70	—	70	39	(4)	35	32	(41)	(9)	118	(7)	111
Total	$70	$(9)	$61	$41	$(8)	$33	$45	$(52)	$(7)	$123	$(29)	$94
__________________

(1)	Gains (losses) do not include earned income (expense) on credit default swaps.
The favorable change in net gains (losses) on purchased credit default swaps of $19 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was due to certain credit spreads on credit default swaps hedging certain bonds widening in the current period as compared to narrowing in the prior period. The unfavorable change in net gains (losses) on written credit default swaps of ($120) million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was due to certain credit spreads on certain credit default swaps used as replications narrowing less on average in the current period as compared to the prior period.
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
Embedded Derivatives
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for information about embedded derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy and a rollforward of the fair value measurements for embedded derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
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

Collateral for Securities Lending, Third-Party Custodian Administered Repurchase Programs and Derivatives
We participate in a securities lending program in the normal course of business for the purpose of enhancing the total return on our investment portfolio. Periodically, we receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged, and which has not been recorded on our consolidated balance sheets. The amount of this collateral was $0 and $19 million at estimated fair value at September 30, 2018 and December 31, 2017, respectively. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements and “— Investments — Securities Lending,” as well as “Summary of Significant Accounting Policies — Investments — Securities Lending Program” in Note 1 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report for a discussion of our securities lending program, the classification of revenues and expenses, and the nature of the secured financing arrangement and associated liability.
We also participate in third-party custodian administered repurchase programs for the purpose of enhancing the total return on our investment portfolio. We loan certain of our fixed maturity securities AFS to financial institutions and, in exchange, non-cash collateral is put on deposit by the financial institutions on our behalf with third-party custodians. The estimated fair value of securities loaned in connection with these transactions was $176 million and $182 million at September 30, 2018 and December 31, 2017, respectively. Non-cash collateral on deposit with third-party custodians on our behalf was $186 million and $194 million at September 30, 2018 and December 31, 2017, respectively, which cannot be sold or re-pledged, and which has not been recorded on our consolidated balance sheets.
We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which has not been recorded on our consolidated balance sheets. The amount of this non-cash collateral was $1.2 billion and $1.1 billion at September 30, 2018 and December 31, 2017, respectively. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” and Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
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
Guarantees
See “Guarantees” in Note 15 of the Notes to the Interim Condensed Consolidated Financial Statements.
Other
We enter into the following additional commitments in the normal course of business for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnerships, bank credit facilities, bridge loans and private corporate bond investments. See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the investment income, investment expense, and gains and losses from such investments. See also “— Investments — Fixed Maturity Securities AFS” and “— Investments — Mortgage Loans” for information on our investments in fixed maturity securities AFS and mortgage loans. See “— Investments — Real Estate and Real Estate Joint Ventures” and “— Investments — Other Limited Partnership Interests” for information on our partnership investments.
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

The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Group Benefits:

	September 30, 2018
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$4,772	$4,649
Equal to or greater than 2% but less than 4%	$1,782	$1,782
Equal to or greater than 4%	$735	$707
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for RIS:

	September 30, 2018
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$139	$—
Equal to or greater than 2% but less than 4%	$1,106	$122
Equal to or greater than 4%	$4,606	$4,605
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

The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Asia:

	September 30, 2018
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Annuities
Greater than 0% but less than 2%	$24,946	$1,963
Equal to or greater than 2% but less than 4%	$1,221	$402
Equal to or greater than 4%	$1	$1
Life & Other
Greater than 0% but less than 2%	$9,631	$9,344
Equal to or greater than 2% but less than 4%	$23,696	$8,980
Equal to or greater than 4%	$279	$279
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for the MetLife Holdings segment:

	September 30, 2018
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$1,567	$1,475
Equal to or greater than 2% but less than 4%	$18,983	$16,539
Equal to or greater than 4%	$8,171	$5,497

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
The table below presents the carrying value for guarantees at:

	Future Policy Benefits		Policyholder Account Balances
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
	(In millions)
Asia
GMDB	$26	$38	$—	$—
GMAB	—	—	22	19
GMWB	92	92	197	182
EMEA
GMDB	—	1	—	—
GMAB	—	—	6	15
GMWB	35	42	(123)	(90)
MetLife Holdings
GMDB	278	304	—	—
GMIB	708	581	(232)	(125)
GMAB	—	—	(1)	—
GMWB	121	183	236	322
Total	$1,260	$1,241	$105	$323

The carrying amounts for guarantees included in policyholder account balances above include nonperformance risk adjustments of $106 million and $130 million at September 30, 2018 and December 31, 2017, respectively. These nonperformance risk adjustments represent the impact of including a credit spread when discounting the underlying risk-neutral cash flows to determine the estimated fair values. The nonperformance risk adjustment does not have an economic impact on us as it cannot be monetized given the nature of these policyholder liabilities. The change in valuation arising from the nonperformance risk adjustment is not hedged.
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
GMDBs
We offer a range of GMDBs to our contractholders. The table below presents GMDBs, by benefit type, at September 30, 2018:

	Total Account Value (1)
	Asia & EMEA	MetLife Holdings
	(In millions)
Return of premium or five to seven year step-up	$6,887	$51,401
Annual step-up	—	3,482
Roll-up and step-up combination	—	6,132
Total	$6,887	$61,015
__________________

(1)
Total account value excludes $242 million for contracts with no GMDBs. The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed for GMDBs and for living benefit guarantees are not mutually exclusive.

Based on total account value, less than 19% of our GMDBs included enhanced death benefits such as the annual step-up or roll-up and step-up combination products. We expect the above GMDB risk profile to be relatively consistent for the foreseeable future.

Living Benefit Guarantees
The table below presents our living benefit guarantees based on total account values at September 30, 2018:

	Total Account Value (1)
	Asia & EMEA	MetLife Holdings
	(In millions)
GMIB	$—	$23,417
GMWB - non-life contingent (2)	2,101	2,885
GMWB - life-contingent	3,311	10,223
GMAB	1,076	420
Total	$6,488	$36,945
__________________

(1)
Total account value excludes $24.3 billion for contracts with no living benefit guarantees. The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed for GMDBs and for living benefit guarantee amounts are not mutually exclusive.

(2)	The Asia and EMEA segments include the non-life contingent portion of the GMWB total account value of $970 million with a guarantee at annuitization.
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
The table below presents our GMIB associated total account values, by their guaranteed payout basis, at September 30, 2018:

Total Account Value
(In millions)
7-year setback, 2.5% interest rate	$6,302
7-year setback, 1.5% interest rate	1,014
10-year setback, 1.5% interest rate	5,013
10-year mortality projection, 10-year setback, 1.0% interest rate	9,414
10-year mortality projection, 10-year setback, 0.5% interest rate	1,675
$23,418
The annuitization interest rates on GMIBs have been decreased from 2.5% to 0.5% over time, partially in response to the low interest rate environment, accompanied by an increase in the setback period from seven years to 10 years and the introduction of a 10-year mortality projection.
Additionally, 41% of the $23.4 billion of GMIB total account value has been invested in managed volatility funds as of September 30, 2018. These funds seek to manage volatility by adjusting the fund holdings within certain guidelines based on capital market movements. Such activity reduces the overall risk of the underlying funds while maintaining their growth opportunities. These risk mitigation techniques reduce or eliminate the need for us to manage the funds’ volatility through hedging or reinsurance.
Our GMIB products typically have a waiting period of 10 years to be eligible for annuitization. As of September 30, 2018, only 18% of our contracts with GMIBs were eligible for annuitization. The remaining contracts are not eligible for annuitization for an average of five years.

Once eligible for annuitization, contractholders would be expected to annuitize only if their contracts were in-the-money. We calculate in-the-moneyness with respect to GMIBs consistent with net amount at risk as discussed in Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements, by comparing the contractholders’ income benefits based on total account values and current annuity rates versus the guaranteed income benefits. The net amount at risk was $465 million at September 30, 2018, of which $269 million was related to GMIB guarantees. For those contracts with GMIB, the table below presents details of contracts that are in-the-money and out-of-the-money at September 30, 2018:

	In-the- Moneyness	Total Account Value	% of Total
	(In millions)
In-the-money	30% +	$249	1%
	20% to 30%	177	1%
	10% to 20%	348	2%
	0% to 10%	671	3%
		1,445
Out-of-the-money	-10% to 0%	1,462	6%
	-20% to -10%	2,990	13%
	-20% +	17,521	75%
		21,973
Total GMIBs		$23,418
Derivatives Hedging Variable Annuity Guarantees
Our risk mitigating hedging strategy uses various over-the-counter and exchange traded derivatives. The table below presents the gross notional amount, estimated fair value and primary underlying risk exposure of the derivatives hedging our variable annuity guarantees:

	Instrument Type	September 30, 2018			December 31, 2017
Primary Underlying Risk Exposure		Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Interest rate	Interest rate swaps	$8,186	$56	$11	$16,080	$433	$22
	Interest rate futures	1,526	—	4	3,060	1	4
	Interest rate options	838	126	—	10,173	486	11
Foreign currency exchange rate	Foreign currency forwards	1,716	1	24	2,288	5	36
Equity market	Equity futures	2,895	6	5	3,781	17	4
	Equity index options	9,388	445	729	9,546	383	690
	Equity variance swaps	4,661	58	206	4,661	54	199
	Equity total return swaps	1,075	1	27	1,117	—	41
	Total	$30,285	$693	$1,006	$50,706	$1,379	$1,007
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
Short-term Liquidity
We maintain a substantial short-term liquidity position, which was $10.2 billion and $10.0 billion at September 30, 2018 and December 31, 2017, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed, including amounts received in connection with securities lending, repurchase agreements, derivatives, and secured borrowings, as well as amounts held in the closed block.
Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets, which was $205.7 billion and $209.1 billion at September 30, 2018 and December 31, 2017, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, repurchase agreements, derivatives, regulatory deposits, the collateral financing arrangement, funding agreements and secured borrowings, as well as amounts held in the closed block.
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

	Nine Months Ended September 30,
	2018	2017
	(In millions)
Sources:
Operating activities, net	$10,437	$10,233
Changes in policyholder account balances, net	4,168	5,332
Changes in payables for collateral under securities loaned and other transactions, net	719	2,316
Long-term debt issued	24	3,657
Preferred stock issued, net of issuance costs	1,274	—
Effect of change in foreign currency exchange rates on cash and cash equivalents	—	382
Total sources	16,622	21,920
Uses:
Investing activities, net	10,992	17,158
Long-term debt repaid	1,311	60
Collateral financing arrangements repaid	48	2,852
Distribution of Brighthouse	—	2,793
Financing element on certain derivative instruments and other derivative related transactions, net	15	109
Treasury stock acquired in connection with share repurchases	2,792	2,305
Dividends on preferred stock	84	58
Dividends on common stock	1,263	1,295
Other, net	141	144
Effect of change in foreign currency exchange rates on cash and cash equivalents	187	—
Total uses	16,833	26,774
Net increase (decrease) in cash and cash equivalents	$(211)	$(4,854)
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
Liquidity and Capital Sources
In addition to the general description of liquidity and capital sources in “— Summary of the Company’s Primary Sources and Uses of Liquidity and Capital,” the Company’s primary sources of liquidity and capital are set forth below. See Notes 3 and 9 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding financing transactions related to the Separation.
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
See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for further information.
Common Stock
During the nine months ended September 30, 2018 and 2017, MetLife, Inc. issued 2,718,456 and 3,505,240 new shares of its common stock, respectively, for $97 million and $124 million, respectively, to satisfy various stock option exercises and other stock-based awards.
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

Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances
Certain of our domestic insurance subsidiaries are members of a regional Federal Home Loan Bank (“FHLB”). During the nine months ended September 30, 2018 and 2017, we issued $22.1 billion and $16.1 billion, respectively, and repaid $22.3 billion and $16.1 billion, respectively, under funding agreements with certain regional FHLBs. At September 30, 2018 and December 31, 2017, total obligations outstanding under these funding agreements were $15.1 billion and $15.3 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report.
Federal Home Loan Bank Advance Agreements, Reported in Payables for Collateral Under Securities Loaned and Other Transactions
During the nine months ended September 30, 2018, we issued $2.3 billion and repaid $1.8 billion, under advance agreements with a regional FHLB. There were no such transactions during the nine months ended September 30, 2017. At September 30, 2018 and December 31, 2017, total obligations outstanding under these advance agreements were $800 million and $300 million, respectively. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements.
Special Purpose Entity Funding Agreements, Reported in Policyholder Account Balances
We issue fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the nine months ended September 30, 2018 and 2017, we issued $31.8 billion and $32.8 billion, respectively, and repaid $32.8 billion and $31.3 billion, respectively, under such funding agreements. At September 30, 2018 and December 31, 2017, total obligations outstanding under these funding agreements were $33.3 billion and $34.2 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report.
Federal Agricultural Mortgage Corporation Funding Agreements, Reported in Policyholder Account Balances
We have issued funding agreements to a subsidiary of the Federal Agricultural Mortgage Corporation (“Farmer Mac”), as well as to certain SPEs that have issued debt securities for which payment of interest and principal is secured by such funding agreements, and such debt securities are also guaranteed as to payment of interest and principal by Farmer Mac. The obligations under all such funding agreements are secured by a pledge of certain eligible agricultural mortgage loans. During the nine months ended September 30, 2018 and 2017, we issued $900 million and $1.0 billion, respectively, and repaid $900 million and $1.0 billion, respectively, under such funding agreements. At both September 30, 2018 and December 31, 2017, total obligations outstanding under these funding agreements were $2.6 billion. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report.
Credit and Committed Facilities
At September 30, 2018, we maintained a $3.0 billion unsecured revolving credit facility and certain committed facilities aggregating $3.3 billion. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
Our unsecured revolving credit facility is used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At September 30, 2018, we had outstanding $436 million in letters of credit and no drawdowns against this facility. Remaining availability was $2.6 billion at September 30, 2018.
Our committed facilities are used as collateral for certain of our reinsurance liabilities. At September 30, 2018, we had outstanding $2.8 billion in letters of credit and no drawdowns against these facilities. Remaining availability was $508 million at September 30, 2018. See “— Acquisitions and Dispositions.”
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

Outstanding Debt Under Global Funding Sources
The following table summarizes our outstanding debt, excluding long-term debt relating to CSEs, at:

	September 30, 2018	December 31, 2017
	(In millions)
Short-term debt (1)	$290	$477
Long-term debt (2)	$13,403	$15,680
Collateral financing arrangement	$1,073	$1,121
Junior subordinated debt securities	$3,146	$3,144
__________________

(1)
Includes $191 million and $377 million of debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at September 30, 2018 and December 31, 2017, respectively. Certain subsidiaries have pledged assets to secure this debt.

(2)
Includes $480 million and $523 million of debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at September 30, 2018 and December 31, 2017, respectively. Certain investment subsidiaries have pledged assets to secure this debt.

Debt and Facility Covenants
Certain of our debt instruments and committed facilities, as well as our unsecured revolving credit facility, contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all applicable financial covenants at September 30, 2018.
Liquidity and Capital Uses
In addition to the general description of liquidity and capital uses in “— Summary of the Company’s Primary Sources and Uses of Liquidity and Capital,” the Company’s primary uses of liquidity and capital are set forth below.
Common Stock Repurchases
During the nine months ended September 30, 2018 and 2017, MetLife, Inc. repurchased 59,602,926 shares and 44,737,625 shares of its common stock, respectively, through open market purchases for $2.8 billion and $2.3 billion, respectively.
On November 1, 2017 and May 22, 2018, MetLife, Inc. announced that its Board of Directors authorized $2.0 billion and $1.5 billion of common stock repurchases, respectively. In June 2018, MetLife, Inc. completed all common stock repurchases under the November 2017 authorization. At September 30, 2018, MetLife, Inc. had $470 million of common stock repurchases remaining under the May 2018 authorization.
On November 1, 2018, MetLife, Inc. announced that its Board of Directors authorized an additional $2.0 billion of common stock repurchases.
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

Dividends
During the nine months ended September 30, 2018 and 2017, MetLife, Inc. paid dividends on its preferred stock of $84 million and $58 million, respectively. During both the nine months ended September 30, 2018 and 2017, MetLife, Inc. paid $1.3 billion of dividends on its common stock. See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the calculation and timing of these dividend payments.
Dividends are paid quarterly on MetLife, Inc.’s Floating Rate Non-Cumulative Preferred Stock, Series A. Dividends are paid semi-annually on MetLife, Inc.’s 5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C until June 15, 2020 and, thereafter, will be paid quarterly. Dividends are paid semi-annually on MetLife, Inc.’s 5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D, in September and March until March 15, 2028 and, thereafter, will be paid quarterly. Dividends are paid quarterly on MetLife, Inc.’s 5.625% Non-Cumulative Preferred Stock, Series E.
The declaration and payment of common stock dividends is subject to the discretion of our Board of Directors, and will depend on MetLife, Inc.’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries and other factors deemed relevant by the Board. See Note 15 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report for additional information. See also Note 16 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding a common stock dividend declared subsequent to September 30, 2018.
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
Debt Repayments

•
During the nine months ended September 30, 2018 and 2017, following regulatory approval, MetLife Reinsurance Company of Charleston, a wholly-owned subsidiary of MetLife, Inc., repurchased and canceled $48 million and $55 million, respectively, in aggregate principal amount of its surplus notes, which are reported in collateral financing arrangement on the consolidated balance sheets.

•	In August 2018, MetLife, Inc. repaid at maturity the remaining $533 million of its 6.817% senior notes.
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
In June 2018, MetLife, Inc. sold FVO Brighthouse Common Stock in exchange for $944 million in aggregate principal amount of its senior notes. In August and June 2018, MetLife, Inc. purchased for cash $566 million and $160 million, respectively, in aggregate principal amount of its senior notes. See Notes 3 and 9 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information on these transactions.

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
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, property & casualty, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the MetLife Holdings segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. During the nine months ended September 30, 2018 and 2017, general account surrenders and withdrawals from annuity products were $1.3 billion and $1.1 billion, respectively. In the RIS business within the U.S. segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the RIS business products that provide customers with limited rights to accelerate payments, at September 30, 2018 there were funding agreements totaling $176 million that could be put back to the Company.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At September 30, 2018 and December 31, 2017, we had received pledged cash collateral from counterparties of $3.5 billion and $5.0 billion, respectively. At September 30, 2018 and December 31, 2017, we had pledged cash collateral to counterparties of $459 million and $456 million, respectively. With respect to derivative contracts between two counterparties which are in a net liability position and have credit contingent provisions, a one-notch downgrade in the Company’s credit or financial strength rating, as applicable, would have required $5 million of additional collateral be provided to our counterparties as of September 30, 2018. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information about collateral pledged to us, collateral we pledge and derivatives subject to credit contingent provisions.
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
Securities Lending
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $19.3 billion and $19.4 billion at September 30, 2018 and December 31, 2017, respectively. Of these amounts, $3.1 billion and $3.8 billion at September 30, 2018 and December 31, 2017, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day, requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at September 30, 2018 was $3.0 billion, 99% of which were U.S. government and agency securities which, if put to us, could be immediately sold to satisfy the cash requirement. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements.

Repurchase Agreements
We participate in short-term repurchase agreements whereby securities are loaned to unaffiliated financial institutions. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under these repurchase agreements, we were liable for cash collateral under our control of $2.5 billion and $1.1 billion at September 30, 2018 and December 31, 2017, respectively. The estimated fair value of the securities on loan at September 30, 2018 was $2.6 billion which were primarily U.S. government and agency securities which, if put to us, could be immediately sold to satisfy the cash requirement. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements.
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
Liquidity
For a summary of MetLife, Inc.’s liquidity, see “— The Company — Liquidity.”

Capital
For a summary of MetLife, Inc.’s capital, see “— The Company — Capital.” For further information regarding potential capital restrictions and limitations on MetLife, Inc. as a G-SII, see “— Industry Trends — Regulatory Developments — International Regulation — Other International and Global Regulatory Initiatives,” as well as “Business — Regulation — International Regulation — Other International and Global Regulatory Initiatives” included in the 2017 Annual Report. See also “— The Company — Liquidity and Capital Uses — Common Stock Repurchases” for information regarding MetLife, Inc.’s common stock repurchase authorizations.
Liquid Assets
At September 30, 2018 and December 31, 2017, MetLife, Inc. and other MetLife holding companies had $4.5 billion and $5.7 billion, respectively, in liquid assets. Of these amounts, $3.6 billion and $4.1 billion were held by MetLife, Inc. and $882 million and $1.6 billion were held by other MetLife holding companies at September 30, 2018 and December 31, 2017, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with derivatives and a collateral financing arrangement.
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
Liquidity and Capital Sources
In addition to the description of liquidity and capital sources in “— The Company — Summary of the Company’s Primary Sources and Uses of Liquidity and Capital” and “— The Company — Liquidity and Capital Sources,” MetLife, Inc.’s primary sources of liquidity and capital are set forth below.
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

The table below sets forth the dividends permitted to be paid in 2018 by MetLife, Inc.’s primary insurance subsidiaries without insurance regulatory approval and the respective dividends paid during the nine months ended September 30, 2018:

Company	Paid (1)		Permitted Without Approval (2)
	(In millions)
Metropolitan Life Insurance Company	$2,424	(3)	$3,075
American Life Insurance Company	$2,200	(4)	$—
Metropolitan Property and Casualty Insurance Company	$—		$125
Metropolitan Tower Life Insurance Company (5)	$—		$73
General American Life Insurance Company (5)	$—		N/A
__________________

(1)	Reflects all amounts paid, including those requiring regulatory approval.

(2)
Reflects dividend amounts that may be paid during 2018 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2018, some or all of such dividends may require regulatory approval.

(3)
Represents ordinary dividends of $1.7 billion and an extraordinary dividend of $705 million that was paid with regulatory approval. The extraordinary dividend was paid in cash with proceeds from the sale to an affiliate of certain property, equipment, leasehold improvements and computer software that were non-admitted by Metropolitan Life Insurance Company for statutory accounting purposes. The affiliate received a capital contribution in cash from MetLife, Inc. to fund the purchase.

(4)	Represents extraordinary dividends.

(5)
In April 2018, Metropolitan Tower Life Insurance Company (“MTL”) merged with General American Life Insurance Company. The surviving entity of the merger was MTL, which re-domesticated from Delaware to Nebraska immediately prior to the merger. Effective as of the re-domestication, MTL is subject to the dividend restrictions under Nebraska law, which are based on amounts reported in MTL’s stand-alone statutory financial statements for the year ended December 31, 2017. See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information.

In addition to the amounts presented in the table above, during the nine months ended September 30, 2018, MetLife, Inc. received cash of $32 million, representing returns of capital from certain subsidiaries.
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
We proactively manage target and excess capital levels and dividend flows and forecast local capital positions as part of the financial planning cycle. The dividend capacity of certain U.S. and non-U.S. subsidiaries is also subject to business targets in excess of the minimum capital necessary to maintain the desired rating or level of financial strength in the relevant market. See “Risk Factors — Capital-Related Risks — As a Holding Company, MetLife, Inc. Depends on the Ability of Its Subsidiaries to Pay Dividends, a Major Component of Holding Company Free Cash Flow” and Note 15 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report.
Short-term Debt
MetLife, Inc. maintains a commercial paper program, the proceeds of which can be used to finance the general liquidity needs of MetLife, Inc. and its subsidiaries. MetLife, Inc. had no short-term debt outstanding at either September 30, 2018 or December 31, 2017.

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
Our committed facilities are used as collateral for certain of the Company’s reinsurance liabilities. MetLife, Inc. is a party and/or guarantor to committed facilities of certain of its subsidiaries, which aggregated $3.3 billion at September 30, 2018.
Long-term Debt Outstanding
The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	September 30, 2018	December 31, 2017
	(In millions)
Long-term debt — unaffiliated	$12,365	$14,599
Long-term debt — affiliated	$1,890	$2,000
Junior subordinated debt securities	$2,455	$2,454
Debt and Facility Covenants
Certain of MetLife, Inc.’s debt instruments and committed facilities, as well as its unsecured revolving credit facility, contain various administrative, reporting, legal and financial covenants. MetLife, Inc. believes it was in compliance with all applicable financial covenants at September 30, 2018.
Liquidity and Capital Uses
The primary uses of liquidity of MetLife, Inc. include debt service, cash dividends on common and preferred stock, capital contributions to subsidiaries, common stock, preferred stock and debt repurchases, payment of general operating expenses and acquisitions. Based on our analysis and comparison of our current and future cash inflows from the dividends we receive from subsidiaries that are permitted to be paid without prior insurance regulatory approval, our investment portfolio and other cash flows and anticipated access to the capital markets, we believe there will be sufficient liquidity and capital to enable MetLife, Inc. to make payments on debt, pay cash dividends on its common and preferred stock, contribute capital to its subsidiaries, repurchase its common stock, pay all general operating expenses and meet its cash needs.
In addition to the description of liquidity and capital uses in “— The Company — Liquidity and Capital Uses,” MetLife, Inc.’s primary uses of liquidity and capital are set forth below.

Affiliated Capital and Debt Transactions
During the nine months ended September 30, 2018 and 2017, MetLife, Inc. invested a net amount of $716 million and $735 million, respectively, in various subsidiaries.
MetLife, Inc. lends funds, as necessary, to its subsidiaries and affiliates, some of which are regulated, to meet their capital requirements. MetLife, Inc. had loans to subsidiaries outstanding of $100 million at both September 30, 2018 and December 31, 2017.
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
Reconciliations of these non-GAAP measures to the most directly comparable historical GAAP measures are included in the results of operations, see “— Results of Operations.” Reconciliations of these non-GAAP measures to the most directly comparable GAAP measures are not accessible on a forward-looking basis because we believe it is not possible without unreasonable effort to provide other than a range of net investment gains and losses and net derivative gains and losses, which can fluctuate significantly within or outside the range and from period to period and may have a material impact on net income.
Our definitions of the various non-GAAP and other financial measures discussed in this report may differ from those used by other companies.
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
While the Company is making progress toward remediating these material weaknesses (as described below under “Remediation Status of Reported Material Weaknesses”), the Company had not completed its remediation as of September 30, 2018.
Evaluation of Disclosure Controls and Procedures
Management, including the CEO and current CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2018. Solely because of the material weaknesses in internal control over financial reporting reported in the 2017 Annual Report, MetLife Inc.’s CEO and current CFO concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective.
Remediation Status of Reported Material Weaknesses
Management continues to execute its plan to remediate the material weaknesses. As of September 30, 2018, management had performed the following activities:
RIS Group Annuity Reserves:

•
The Company completed its examination and analysis of the facts and circumstances giving rise to the material weakness under the supervision of MetLife, Inc.’s Chief Risk Officer. The Company is addressing the examination findings through ongoing remediation. The Company continues to believe the remediation plan remains appropriate;

•	The Company continued its enhanced search practices to identify, contact, and act upon responses from “unresponsive and missing” plan annuitants; and

•
The Company enhanced the internal controls associated with the internal communication and escalation governance process it implemented for the 2017 Annual Report, as well as subsequently filed Quarterly Reports on Form 10-Q.

MetLife Holdings Assumed Variable Annuity Guarantee Reserves:

•
The Company completed the examination and analysis of the facts and circumstances giving rise to the material weakness under the supervision of the Chief Auditor. The Company is addressing the examination findings through ongoing remediation. The Company continues to believe the remediation plan remains appropriate.

The remediation steps outlined above will strengthen the Company’s internal control over financial reporting. Management continues to test the ongoing operating effectiveness of all new and modified controls and will consider the material weaknesses remediated after the applicable controls operate effectively for a sufficient period.
In addition, the Company continued to enhance the model risk management and data validation controls, policies and procedures. The Company will continue to evaluate, update and improve its internal control over financial reporting as management executes on its remediation plans.
Changes in Internal Control Over Financial Reporting
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(d) and 15d-15(d) that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
See Note 15 of the Notes to the Interim Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
Certain factors that may affect the Company’s business or operations are described under “Risk Factors” in Part I, Item 1A, of the 2017 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under Item 1A. Risk Factors. Other than as so amended or supplemented and as described in this Item 1A, there have been no other material changes to our risk factors from the risk factors previously disclosed in the 2017 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Purchases of MetLife, Inc. common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended September 30, 2018 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 — July 31, 2018	5,332,323	$44.17	5,332,323	$870,341,428
August 1 — August 31, 2018	8,730,112	$45.82	8,730,112	$470,341,462
September 1 — September 30, 2018	91	$48.78	—	$470,341,462
Total	14,062,526		14,062,435
__________________

(1)
Except for the foregoing, there were no shares of MetLife, Inc. common stock repurchased by MetLife, Inc. During the periods July 1 through July 31, 2018, August 1 through August 31, 2018 and September 1 through September 30, 2018, separate account index funds purchased 0 shares, 0 shares and 91 shares, respectively, of MetLife, Inc. common stock on the open market in non-discretionary transactions.

(2)
On May 22, 2018, MetLife, Inc. announced that its Board of Directors authorized $1.5 billion of common stock repurchases. At September 30, 2018, MetLife, Inc. had $470 million of common stock repurchases remaining under the May 2018 authorization. On November 1, 2018, MetLife, Inc. announced that its Board of Directors authorized an additional $2.0 billion of common stock repurchases. For more information on common stock repurchases, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Common Stock Repurchases.” See also “Risk Factors — Capital-Related Risks — Legal and Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” and Note 15 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report.

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

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Amended and Restated By-Laws of MetLife, Inc., effective September 25, 2018.	8-K	001-15787	3.2	October 1, 2018

10.1	Letter of Understanding, dated August 23, 2018, effective September 1, 2018, with Kishore Ponnavolu.*					X

10.2
Amendment Number 8 to the MetLife Auxiliary Retirement Plan (as amended and restated, effective January 1, 2008, formerly referred to as the “MetLife Auxiliary Pension Plan” until March 15, 2018), dated September 4, 2018 (effective March 15, 2018).*

X

10.3	Amendment Number 9 to the MetLife Auxiliary Retirement Plan (as amended and restated, effective January 1, 2008), dated September 26, 2018 (effective January 1, 2023).*					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
______________

*Indicates management contracts or compensatory plans or arrangements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METLIFE, INC.

By:	/s/ William C. O’Donnell
Name: William C. O’Donnell Title: Executive Vice President and Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)
Date: November 7, 2018