Form 10-Q
period 2019-03-31
METLIFE INC
filed 2019-05-08
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-15787
 _____________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	MET	New York Stock Exchange
Floating Rate Non-Cumulative Preferred Stock, Series A, par value $0.01	METPrA	New York Stock Exchange
Depositary Shares each representing a 1/1000th interest in a share of 5.625% Non-Cumulative Preferred Stock, Series E	METPrE	New York Stock Exchange
At April 30, 2019, 950,369,346 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

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

Corporate Information
We announce financial and other information about MetLife to our investors on our website (www.metlife.com) through the MetLife Investor Relations web page (https://investor.metlife.com), as well as U.S. Securities and Exchange Commission filings, news releases, public conference calls and webcasts. MetLife encourages investors to visit the Investor Relations web page from time to time, as information is updated and new information is posted. The information found on our website is not incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file with the U.S. Securities and Exchange Commission, and any references to our website are intended to be inactive textual references only.
Note Regarding Reliance on Statements in Our Contracts
See “Exhibits — Note Regarding Reliance on Statements in Our Contracts” for information regarding agreements included as exhibits to this Quarterly Report on Form 10-Q.

Part I — Financial Information
Item 1. Financial Statements
MetLife, Inc.
Interim Condensed Consolidated Balance Sheets
March 31, 2019 and December 31, 2018 (Unaudited)
(In millions, except share and per share data)

	March 31, 2019	December 31, 2018
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $288,559 and $286,816, respectively)	$308,410	$298,265
Equity securities, at estimated fair value	1,432	1,440
Contractholder-directed equity securities and fair value option securities, at estimated fair value (includes $3 and $4, respectively, relating to variable interest entities)	13,245	12,616
Mortgage loans (net of valuation allowances of $350 and $342, respectively; includes $276 and $299, respectively, under the fair value option)	78,601	75,752
Policy loans	9,670	9,699
Real estate and real estate joint ventures	10,022	9,698
Other limited partnership interests	6,787	6,613
Short-term investments, principally at estimated fair value	4,524	3,937
Other invested assets (includes $2,392 and $2,300, respectively, of leveraged and direct financing leases and $214 and $141, respectively, relating to variable interest entities)	18,175	18,190
Total investments	450,866	436,210
Cash and cash equivalents, principally at estimated fair value (includes $19 and $52, respectively, relating to variable interest entities)	14,506	15,821
Accrued investment income	3,569	3,582
Premiums, reinsurance and other receivables (includes $2 and $3, respectively, relating to variable interest entities)	20,615	19,644
Deferred policy acquisition costs and value of business acquired	18,349	18,895
Goodwill	9,418	9,422
Other assets (includes $2 and $2, respectively, relating to variable interest entities)	10,100	8,408
Separate account assets	185,765	175,556
Total assets	$713,188	$687,538
Liabilities and Equity
Liabilities
Future policy benefits	$187,508	$186,780
Policyholder account balances	187,333	183,693
Other policy-related balances	16,967	16,529
Policyholder dividends payable	671	677
Policyholder dividend obligation	1,116	428
Payables for collateral under securities loaned and other transactions	25,084	24,794
Short-term debt	289	268
Long-term debt (includes $5 and $5, respectively, at estimated fair value, relating to variable interest entities)	12,850	12,829
Collateral financing arrangement	1,048	1,060
Junior subordinated debt securities	3,148	3,147
Current income tax payable	505	441
Deferred income tax liability	7,075	5,414
Other liabilities (includes $1 and $1, respectively, relating to variable interest entities)	25,091	22,964
Separate account liabilities	185,765	175,556
Total liabilities	654,450	634,580
Contingencies, Commitments and Guarantees (Note 14)
Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $3,405 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,174,590,790 and 1,171,824,242 shares issued, respectively; 950,181,456 and 958,613,542 shares outstanding, respectively	12	12
Additional paid-in capital	32,535	32,474
Retained earnings	29,944	28,926
Treasury stock, at cost; 224,409,334 and 213,210,700 shares, respectively	(10,893)	(10,393)
Accumulated other comprehensive income (loss)	6,911	1,722
Total MetLife, Inc.’s stockholders’ equity	58,509	52,741
Noncontrolling interests	229	217
Total equity	58,738	52,958
Total liabilities and equity	$713,188	$687,538
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2019 and 2018 (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenues
Premiums	$9,405	$9,178
Universal life and investment-type product policy fees	1,365	1,392
Net investment income	4,908	3,745
Other revenues	494	474
Net investment gains (losses)	15	(333)
Net derivative gains (losses)	115	349
Total revenues	16,302	14,805
Expenses
Policyholder benefits and claims	9,072	8,718
Interest credited to policyholder account balances	1,961	769
Policyholder dividends	300	297
Other expenses	3,225	3,365
Total expenses	14,558	13,149
Income (loss) before provision for income tax	1,744	1,656
Provision for income tax expense (benefit)	359	399
Net income (loss)	1,385	1,257
Less: Net income (loss) attributable to noncontrolling interests	4	4
Net income (loss) attributable to MetLife, Inc.	1,381	1,253
Less: Preferred stock dividends	32	6
Net income (loss) available to MetLife, Inc.’s common shareholders	$1,349	$1,247
Comprehensive income (loss)	$6,555	$(1,448)
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	6	4
Comprehensive income (loss) attributable to MetLife, Inc.	$6,549	$(1,452)

Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$1.41	$1.20
Diluted	$1.40	$1.19
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Equity
For the Three Months Ended March 31, 2019 and 2018 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$—	$12	$32,474	$28,926	$(10,393)	$1,722	$52,741	$217	$52,958
Cumulative effects of changes in accounting principles, net of income tax (Note 1)				74		21	95		95
Balance at January 1, 2019	—	12	32,474	29,000	(10,393)	1,743	52,836	217	53,053
Treasury stock acquired in connection with share repurchases					(500)		(500)		(500)
Stock-based compensation			61				61		61
Dividends on preferred stock				(32)			(32)		(32)
Dividends on common stock				(405)			(405)		(405)
Change in equity of noncontrolling interests							—	6	6
Net income (loss)				1,381			1,381	4	1,385
Other comprehensive income (loss), net of income tax						5,168	5,168	2	5,170
Balance at March 31, 2019	$—	$12	$32,535	$29,944	$(10,893)	$6,911	$58,509	$229	$58,738

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$—	$12	$31,111	$26,527	$(6,401)	$7,427	$58,676	$194	$58,870
Cumulative effects of changes in accounting principles, net of income tax				(905)		912	7		7
Balance at January 1, 2018	—	12	31,111	25,622	(6,401)	8,339	58,683	194	58,877
Preferred stock issuance			494				494		494
Treasury stock acquired in connection with share repurchases					(1,041)		(1,041)		(1,041)
Stock-based compensation			48				48		48
Dividends on preferred stock				(6)			(6)		(6)
Dividends on common stock				(416)			(416)		(416)
Change in equity of noncontrolling interests							—	—	—
Net income (loss)				1,253			1,253	4	1,257
Other comprehensive income (loss), net of income tax						(2,705)	(2,705)	—	(2,705)
Balance at March 31, 2018	$—	$12	$31,653	$26,453	$(7,442)	$5,634	$56,310	$198	$56,508
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2019 and 2018 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2019	2018
Net cash provided by (used in) operating activities	$2,072	$1,296
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	21,606	26,053
Equity securities	149	187
Mortgage loans	1,769	2,076
Real estate and real estate joint ventures	103	128
Other limited partnership interests	250	139
Purchases and originations of:
Fixed maturity securities available-for-sale	(23,386)	(24,220)
Equity securities	(16)	(51)
Mortgage loans	(4,416)	(4,024)
Real estate and real estate joint ventures	(483)	(242)
Other limited partnership interests	(428)	(260)
Cash received in connection with freestanding derivatives	1,021	1,974
Cash paid in connection with freestanding derivatives	(1,231)	(2,192)
Net change in policy loans	16	(25)
Net change in short-term investments	(545)	(160)
Net change in other invested assets	(53)	46
Other, net	(55)	86
Net cash provided by (used in) investing activities	(5,699)	(485)
Cash flows from financing activities
Policyholder account balances:
Deposits	23,891	24,861
Withdrawals	(20,904)	(24,447)
Payables for collateral under securities loaned and other transactions:
Net change in payables for collateral under securities loaned and other transactions	388	592
Cash received for other transactions with tenors greater than three months	—	75
Cash paid for other transactions with tenors greater than three months	(75)	—
Long-term debt issued	—	14
Long-term debt repaid	(10)	(32)
Collateral financing arrangements repaid	(12)	(13)
Financing element on certain derivative instruments and other derivative related transactions, net	(29)	37
Treasury stock acquired in connection with share repurchases	(500)	(1,041)
Preferred stock issued, net of issuance costs	—	494
Dividends on preferred stock	(32)	(6)
Dividends on common stock	(405)	(416)
Other, net	4	100
Net cash provided by (used in) financing activities	2,316	218
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(4)	197
Change in cash and cash equivalents	(1,315)	1,226
Cash and cash equivalents, beginning of period	15,821	12,701
Cash and cash equivalents, end of period	$14,506	$13,927

Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$148	$243
Income tax	$114	$146
Non-cash transactions:
Reclassification of certain equity securities to other invested assets	$—	$791
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
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2018 consolidated balance sheet data was derived from audited consolidated financial statements included in MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2018 Annual Report.
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
Reclassifications
Certain amounts in the prior year periods’ interim condensed consolidated financial statements and related footnotes thereto have been reclassified to conform to the 2019 presentation as discussed throughout the Notes to the Interim Condensed Consolidated Financial Statements.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Adoption of New Accounting Pronouncements
Except as noted below, the ASUs adopted by the Company effective January 1, 2019 did not have a material impact on its consolidated financial statements.

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, as clarified and amended by ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments

The new guidance simplifies the application of hedge accounting in certain situations and amends the hedge accounting model to enable entities to better portray the economics of their risk management activities in their financial statements.
January 1, 2019. The Company adopted using a modified retrospective approach.
The adoption of the guidance resulted in a $18 million, net of income tax, increase to accumulated other comprehensive income (loss) (“AOCI”) with a corresponding decrease to retained earnings due to the reclassification of hedge ineffectiveness for cash flow hedging relationships existing as of January 1, 2019. The Company has included the expanded disclosures within Note 6.

ASU 2016-02, Leases (Topic 842), as clarified and amended by ASU 2018-10, Codification Improvements to Topic 842, Leases, ASU 2018-11, Leases (Topic 842): Targeted Improvements, and ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors

The new guidance requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. Leases would be classified as finance or operating leases and both types of leases will be recognized on the balance sheet. Lessor accounting will remain largely unchanged from current guidance except for certain targeted changes. The new guidance also requires new qualitative and quantitative disclosures. In July 2018, two amendments to the new guidance were issued. The amendments provide the option to adopt the new guidance prospectively without adjusting comparative periods. Also, the amendments provide lessors with a practical expedient not to separate lease and non-lease components for certain operating leases. In December 2018, an amendment was issued to clarify lessor accounting relating to taxes, certain lessor’s costs and variable payments related to both lease and non-lease components.

January 1, 2019. The Company adopted using a modified retrospective approach.
The Company elected the package of practical expedients allowed under the transition guidance. This allowed the Company to carry forward its historical lease classification. In addition, the Company elected all other practical expedients that were allowed under the new guidance and were applicable, including the practical expedient to combine lease and non-lease components into one lease component for certain real estate leases.

The adoption of this guidance resulted in the recording of additional net right-of-use (“ROU”) assets and lease liabilities of approximately $1.5 billion and $1.7 billion, respectively, as of January 1, 2019. The reduction of the ROU assets was a result of adjustments for prepaid/deferred rent, unamortized initial direct costs and impairment of certain ROU assets based on the net present value of the remaining minimum lease payments and sublease revenues. In addition, retained earnings increased by $95 million, net of income tax, as a result of the recognition of deferred gains on previous sale leaseback transactions. The guidance did not have a material impact on the Company’s consolidated net income and cash flows. The Company has included expanded disclosures on the consolidated balance sheets and in Notes 5 and 8.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Future Adoption of New Accounting Pronouncements
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements. ASUs issued but not yet adopted as of March 31, 2019 that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements are summarized in the table below.

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
ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement
The new guidance modifies the disclosure requirements on fair value by removing some requirements, modifying others, adding changes in unrealized gains and losses included in other comprehensive income (loss) (“OCI”) for recurring Level 3 fair value measurements, and under certain circumstances, providing the option to disclose certain other quantitative information with respect to significant unobservable inputs in lieu of a weighted average.

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
ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as clarified and amended by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses and ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments

This new guidance replaces the incurred loss impairment methodology with one that reflects expected credit losses. The measurement of expected credit losses should be based on historical loss information, current conditions, and reasonable and supportable forecasts. The new guidance requires that an other-than-temporary impairment (“OTTI”) on a debt security will be recognized as an allowance going forward, such that improvements in expected future cash flows after an impairment will no longer be reflected as a prospective yield adjustment through net investment income, but rather a reversal of the previous impairment and recognized through realized investment gains and losses. The guidance also requires enhanced disclosures. In November 2018, the FASB issued ASU 2018-19, clarifying that receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. The Company has assessed the asset classes impacted by the new guidance and is currently assessing the accounting and reporting system changes that will be required to comply with the new guidance.

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
MetLife Holdings
The MetLife Holdings segment consists of operations relating to products and businesses, previously included in MetLife’s former retail business, that the Company no longer actively markets in the United States, such as variable, universal, term and whole life insurance, variable, fixed and index-linked annuities, and long-term care insurance, as well as the assumed variable annuity guarantees from the Company’s former operating joint venture in Japan.
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
Financial Measures and Segment Accounting Policies
Adjusted earnings is used by management to evaluate performance and allocate resources. Consistent with GAAP guidance for segment reporting, adjusted earnings is also the Company’s GAAP measure of segment performance and is reported below. Adjusted earnings should not be viewed as a substitute for net income (loss). The Company believes the presentation of adjusted earnings, as the Company measures it for management purposes, enhances the understanding of its performance by highlighting the results of operations and the underlying profitability drivers of the business.
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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months ended March 31, 2019 and 2018. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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
Segment net investment income is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact the Company’s consolidated net investment income, net income (loss), or adjusted earnings.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended March 31, 2019	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,567	$1,699	$646	$542	$927	$24	$9,405	$—	$9,405
Universal life and investment-type product policy fees	270	406	284	103	274	1	1,338	27	1,365
Net investment income	1,719	880	296	74	1,287	25	4,281	627	4,908
Other revenues	221	16	12	14	67	94	424	70	494
Net investment gains (losses)	—	—	—	—	—	—	—	15	15
Net derivative gains (losses)	—	—	—	—	—	—	—	115	115
Total revenues	7,777	3,001	1,238	733	2,555	144	15,448	854	16,302
Expenses
Policyholder benefits and claims and policyholder dividends	5,373	1,319	597	284	1,648	20	9,241	131	9,372
Interest credited to policyholder account balances	501	403	94	24	226	—	1,248	713	1,961
Capitalization of DAC	(114)	(479)	(94)	(117)	(6)	(2)	(812)	—	(812)
Amortization of DAC and VOBA	114	307	78	92	63	1	655	(31)	624
Amortization of negative VOBA	—	(9)	—	(1)	—	—	(10)	—	(10)
Interest expense on debt	2	—	1	—	2	229	234	—	234
Other expenses	993	955	366	338	227	222	3,101	88	3,189
Total expenses	6,869	2,496	1,042	620	2,160	470	13,657	901	14,558
Provision for income tax expense (benefit)	184	149	62	27	78	(165)	335	24	359
Adjusted earnings	$724	$356	$134	$86	$317	$(161)	1,456
Adjustments to:
Total revenues							854
Total expenses							(901)
Provision for income tax (expense) benefit							(24)
Net income (loss)							$1,385		$1,385

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended March 31, 2018	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,217	$1,748	$699	$551	$950	$13	$9,178	$—	$9,178
Universal life and investment-type product policy fees	258	394	282	112	314	—	1,360	32	1,392
Net investment income	1,662	795	276	75	1,352	59	4,219	(474)	3,745
Other revenues	204	15	8	16	67	81	391	83	474
Net investment gains (losses)	—	—	—	—	—	—	—	(333)	(333)
Net derivative gains (losses)	—	—	—	—	—	—	—	349	349
Total revenues	7,341	2,952	1,265	754	2,683	153	15,148	(343)	14,805
Expenses
Policyholder benefits and claims and policyholder dividends	5,138	1,343	646	294	1,550	(3)	8,968	47	9,015
Interest credited to policyholder account balances	407	351	98	25	236	—	1,117	(348)	769
Capitalization of DAC	(106)	(465)	(94)	(118)	(10)	(2)	(795)	(1)	(796)
Amortization of DAC and VOBA	115	314	60	106	100	2	697	(4)	693
Amortization of negative VOBA	—	(15)	—	(6)	—	—	(21)	(1)	(22)
Interest expense on debt	2	—	2	—	2	280	286	—	286
Other expenses	961	952	338	351	276	232	3,110	94	3,204
Total expenses	6,517	2,480	1,050	652	2,154	509	13,362	(213)	13,149
Provision for income tax expense (benefit)	171	145	75	21	104	(159)	357	42	399
Adjusted earnings	$653	$327	$140	$81	$425	$(197)	1,429
Adjustments to:
Total revenues							(343)
Total expenses							213
Provision for income tax (expense) benefit							(42)
Net income (loss)							$1,257		$1,257

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	March 31, 2019	December 31, 2018
	(In millions)
U.S.	$257,461	$248,174
Asia	152,264	146,278
Latin America	74,329	70,417
EMEA	27,834	27,829
MetLife Holdings	171,267	166,872
Corporate & Other	30,033	27,968
Total	$713,188	$687,538

Revenues derived from any customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the three months ended March 31, 2019 and 2018.
3. Insurance
Guarantees
As discussed in Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report, the Company issues directly and assumes through reinsurance variable annuity products with guaranteed minimum benefits. Guaranteed minimum accumulation benefits (“GMABs”), the non-life contingent portion of guaranteed minimum withdrawal benefits (“GMWBs”) and certain non-life contingent portions of GMIBs are accounted for as embedded derivatives in policyholder account balances and are further discussed in Note 6.
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
Information regarding the Company’s guarantee exposure, which includes direct and assumed business, but excludes offsets from hedging or ceded reinsurance, if any, was as follows at:

	March 31, 2019				December 31, 2018
	In the Event of Death		At Annuitization		In the Event of Death (8)		At Annuitization (8)
	(Dollars in millions)
Annuity Contracts:
Variable Annuity Guarantees:
Total account value (1), (2), (3)	$66,192		$24,409		$63,381		$23,174
Separate account value (1)	$41,540		$22,632		$38,888		$21,385
Net amount at risk (2)	$2,027	(4)	$424	(5)	$3,197	(4)	$511	(5)
Average attained age of contractholders	66 years		65 years		66 years		64 years
Other Annuity Guarantees:
Total account value (1), (3)	N/A		$5,825		N/A		$5,787
Net amount at risk	N/A		$530	(6)	N/A		$549	(6)
Average attained age of contractholders	N/A		50 years		N/A		50 years

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Insurance (continued)

	March 31, 2019		December 31, 2018
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees (8)	Paid-Up Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts:
Total account value (1), (3)	$11,398	$3,035	$11,205	$3,070
Net amount at risk (7)	$91,404	$15,279	$93,028	$15,539
Average attained age of policyholders	53 years	64 years	52 years	64 years
__________________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	Includes amounts, which are not reported on the interim condensed consolidated balance sheets, from assumed variable annuity guarantees from the Company’s former operating joint venture in Japan.

(3)	Includes the contractholder’s investments in the general account and separate account, if applicable.

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

(8)
The Company’s guarantee exposure amounts at December 31, 2018 as reported in the 2018 Annual Report have been revised. They conform to the presentation for the first quarter of 2019, which includes certain contracts with guarantees that were previously excluded. They include the following increases from the amounts reported in the 2018 Annual Report: (i) variable annuity guarantees in the event of death: $7.1 billion from $56.2 billion for total account value, $1.5 billion from $37.3 billion for separate account value and $429 million from $2.8 billion for net amount at risk; (ii) variable annuity guarantees at annuitization: $1.5 billion from $21.6 billion for total account value, $1.5 billion from $19.8 billion for separate account value and $28 million from $483 million for net amount at risk; (iii) other annuity guarantees: $4.5 billion from $1.3 billion for total account value and $60 million from $489 million for net amount at risk; and (iv) universal and variable life contract secondary guarantees: $2.3 billion from $8.9 billion for total account value and $28.9 billion from $64.2 billion for net amount at risk.

Additionally, the average attained age of contractholders at annuitization for variable annuity guarantees decreased by one year from 65 years and the average attained age of policyholders with universal and variable life contract secondary guarantees decreased by five years from 57 years.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Insurance (continued)

Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Balance, beginning of period	$17,788	$17,094
Less: Reinsurance recoverables	2,332	2,198
Net balance, beginning of period	15,456	14,896
Incurred related to:
Current period	6,338	6,504
Prior periods (1)	210	(148)
Total incurred	6,548	6,356
Paid related to:
Current period	(3,430)	(3,339)
Prior periods	(2,814)	(2,719)
Total paid	(6,244)	(6,058)
Net balance, end of period	15,760	15,194
Add: Reinsurance recoverables	2,354	2,237
Balance, end of period (included in future policy benefits and other policy-related balances)	$18,114	$17,431
__________________

(1)
For the three months ended March 31, 2019, claims and claim adjustment expenses associated with prior periods increased due to events incurred in prior periods but reported in the current period. For the three months ended March 31, 2018, claims and claim adjustment expenses associated with prior periods decreased due to favorable claims experience in the current period.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Closed Block (continued)

Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	March 31, 2019	December 31, 2018
	(In millions)
Closed Block Liabilities
Future policy benefits	$39,727	$40,032
Other policy-related balances	422	317
Policyholder dividends payable	453	431
Policyholder dividend obligation	1,116	428
Deferred income tax liability	36	28
Other liabilities	200	328
Total closed block liabilities	41,954	41,564
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	25,616	25,354
Equity securities, at estimated fair value	63	61
Contractholder-directed equity securities and fair value option securities, at estimated fair value	47	43
Mortgage loans	6,994	6,778
Policy loans	4,505	4,527
Real estate and real estate joint ventures	556	544
Other invested assets	592	643
Total investments	38,373	37,950
Accrued investment income	451	443
Premiums, reinsurance and other receivables	70	83
Current income tax recoverable	71	69
Total assets designated to the closed block	38,965	38,545
Excess of closed block liabilities over assets designated to the closed block	2,989	3,019
Amounts included in AOCI:
Unrealized investment gains (losses), net of income tax	1,675	1,089
Unrealized gains (losses) on derivatives, net of income tax	74	86
Allocated to policyholder dividend obligation, net of income tax	(882)	(338)
Total amounts included in AOCI	867	837
Maximum future earnings to be recognized from closed block assets and liabilities	$3,856	$3,856
Information regarding the closed block policyholder dividend obligation was as follows:

	Three Months Ended March 31, 2019	Year Ended December 31, 2018
	(In millions)
Balance, beginning of period	$428	$2,121
Change in unrealized investment and derivative gains (losses)	688	(1,693)
Balance, end of period	$1,116	$428

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Closed Block (continued)

Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Revenues
Premiums	$367	$387
Net investment income	428	444
Net investment gains (losses)	(1)	(29)
Net derivative gains (losses)	3	(3)
Total revenues	797	799
Expenses
Policyholder benefits and claims	539	571
Policyholder dividends	228	244
Other expenses	29	29
Total expenses	796	844
Revenues, net of expenses before provision for income tax expense (benefit)	1	(45)
Provision for income tax expense (benefit)	—	(10)
Revenues, net of expenses and provision for income tax expense (benefit)	$1	$(35)
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

5. Investments
Fixed Maturity Securities Available-for-Sale
Fixed Maturity Securities Available-for-Sale by Sector
The following table presents the fixed maturity securities available-for-sale (“AFS”) by sector. U.S. corporate and foreign corporate sectors include redeemable preferred stock. Residential mortgage-backed securities (“RMBS”) includes Agency, prime, alternative and sub-prime mortgage-backed securities. Asset-backed securities (“ABS”) includes securities collateralized by corporate loans and consumer loans. Municipals includes taxable and tax-exempt revenue bonds and, to a much lesser extent, general obligations of states, municipalities and political subdivisions. Commercial mortgage-backed securities (“CMBS”) primarily includes securities collateralized by multiple properties. RMBS, ABS and CMBS are collectively, “Structured Securities.”

	March 31, 2019					December 31, 2018
	Amortized Cost	Gross Unrealized			Estimated Fair Value	Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses (1)			Gains	Temporary Losses	OTTI Losses (1)
	(In millions)
U.S. corporate	$75,893	$5,040	$787	$—	$80,146	$77,761	$3,467	$2,280	$—	$78,948
Foreign government	57,483	7,749	277	—	64,955	56,353	6,406	471	—	62,288
Foreign corporate	57,640	3,504	1,199	—	59,945	56,290	2,438	2,025	—	56,703
U.S. government and agency	37,819	3,413	224	—	41,008	37,030	2,756	464	—	39,322
RMBS	27,439	1,097	206	(30)	28,360	27,409	920	394	(26)	27,961
ABS	12,635	77	80	1	12,631	12,552	74	153	1	12,472
Municipals	10,371	1,546	19	—	11,898	10,376	1,228	71	—	11,533
CMBS	9,279	236	48	—	9,467	9,045	115	122	—	9,038
Total fixed maturity securities AFS	$288,559	$22,662	$2,840	$(29)	$308,410	$286,816	$17,404	$5,980	$(25)	$298,265
__________________

(1)
Noncredit OTTI losses included in AOCI in an unrealized gain position are due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities AFS with an estimated fair value of $33 million and $15 million, and unrealized gains (losses) of less than $1 million and ($1) million, at March 31, 2019 and December 31, 2018, respectively.
Maturities of Fixed Maturity Securities AFS
The amortized cost and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at March 31, 2019:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost	$14,608	$53,506	$58,491	$112,601	$49,353	$288,559
Estimated fair value	$14,625	$55,316	$61,515	$126,496	$50,458	$308,410
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

	March 31, 2019				December 31, 2018
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$8,538	$249	$10,555	$538	$32,430	$1,663	$5,826	$617
Foreign government	1,661	108	2,424	169	4,392	243	2,902	228
Foreign corporate	8,306	505	7,914	694	19,564	1,230	5,765	795
U.S. government and agency	2,579	4	7,550	220	6,813	58	8,937	406
RMBS	1,404	26	8,291	150	6,506	120	6,423	248
ABS	6,582	64	817	17	8,230	138	392	16
Municipals	129	3	518	16	1,380	46	349	25
CMBS	1,615	9	1,067	39	3,893	67	707	55
Total fixed maturity securities AFS	$30,814	$968	$39,136	$1,843	$83,208	$3,565	$31,301	$2,390
Total number of securities in an unrealized loss position	3,008		3,153		6,913		2,335
Evaluation of Fixed Maturity Securities AFS for OTTI and Evaluating Temporarily Impaired Fixed Maturity Securities AFS
As described more fully in Notes 1 and 8 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report, the Company performs a regular evaluation of all investment classes for impairment, including fixed maturity securities AFS and perpetual hybrid securities, in accordance with its impairment policy, in order to evaluate whether such investments are other-than-temporarily impaired.
Current Period Evaluation
Based on the Company’s current evaluation of its securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at March 31, 2019. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), and changes in credit ratings, collateral valuation and foreign currency exchange rates. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities AFS decreased $3.1 billion for the three months ended March 31, 2019 to $2.8 billion. The decrease in gross unrealized losses for the three months ended March 31, 2019 was primarily attributable to decreases in interest rates, narrowing credit spreads and, to a lesser extent, the impact of strengthening foreign currencies on non-functional currency denominated fixed maturity securities AFS.
At March 31, 2019, $113 million of the total $2.8 billion of gross unrealized losses were from 37 fixed maturity securities AFS with an unrealized loss position of 20% or more of amortized cost for six months or greater.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Investment Grade Fixed Maturity Securities AFS
Of the $113 million of gross unrealized losses on fixed maturity securities AFS with an unrealized loss of 20% or more of amortized cost for six months or greater, $76 million, or 67%, were related to gross unrealized losses on 20 investment grade fixed maturity securities AFS. Unrealized losses on investment grade fixed maturity securities AFS are principally related to widening credit spreads since purchase and, with respect to fixed-rate fixed maturity securities AFS, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities AFS
Of the $113 million of gross unrealized losses on fixed maturity securities AFS with an unrealized loss of 20% or more of amortized cost for six months or greater, $37 million, or 33%, were related to gross unrealized losses on 17 below investment grade fixed maturity securities AFS. Unrealized losses on below investment grade fixed maturity securities AFS are principally related to CMBS and foreign government securities and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty. Management evaluates CMBS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, the payment terms of the underlying assets backing a particular security and the payment priority within the tranche structure of the security and evaluates foreign government securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuers.
Equity Securities
Equity securities are summarized as follows at:

	March 31, 2019		December 31, 2018
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total

	(Dollars in millions)
Common stock	$1,016	70.9%	$1,037	72.0%
Non-redeemable preferred stock	416	29.1	403	28.0
Total equity securities	$1,432	100.0%	$1,440	100.0%
Contractholder-Directed Equity Securities and Fair Value Option Securities
As described more fully in Note 1 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report, contractholder-directed equity securities and fair value option (“FVO”) securities (“FVO Securities”) (collectively, “Unit-linked and FVO Securities”) include three categories of investments for which the FVO has been elected, or are otherwise required to be carried at estimated fair value.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2019		December 31, 2018
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$49,960	63.6%	$48,463	64.0%
Agricultural	15,130	19.2	14,905	19.7
Residential	13,585	17.3	12,427	16.4
Total recorded investment	78,675	100.1	75,795	100.1
Valuation allowances	(350)	(0.5)	(342)	(0.5)
Subtotal mortgage loans, net	78,325	99.6	75,453	99.6
Residential — FVO	276	0.4	299	0.4
Total mortgage loans, net	$78,601	100.0%	$75,752	100.0%
Information on commercial, agricultural and residential mortgage loans is presented in the tables below. Information on residential mortgage loans — FVO is presented in Note 7. The Company elects the FVO for certain residential mortgage loans that are managed on a total return basis.
The amount of net discounts, included within total recorded investment, primarily attributable to residential mortgage loans, was $1.0 billion and $944 million at March 31, 2019 and December 31, 2018, respectively.
Purchases of mortgage loans, primarily residential, were $1.4 billion and $307 million for the three months ended March 31, 2019 and 2018, respectively.
Mortgage Loans, Valuation Allowance and Impaired Loans by Portfolio Segment
Mortgage loans by portfolio segment, by method of evaluation of credit loss, impaired mortgage loans including those modified in a troubled debt restructuring, and the related valuation allowances, were as follows at:

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value
	(In millions)
March 31, 2019
Commercial	$—	$—	$—	$—	$—	$49,960	$245	$—
Agricultural	31	31	3	93	92	15,007	44	120
Residential	—	—	—	447	400	13,185	58	400
Total	$31	$31	$3	$540	$492	$78,152	$347	$520
December 31, 2018
Commercial	$—	$—	$—	$—	$—	$48,463	$238	$—
Agricultural	31	31	3	169	169	14,705	43	197
Residential	—	—	—	431	386	12,041	58	386
Total	$31	$31	$3	$600	$555	$75,209	$339	$583

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $0, $161 million and $393 million, respectively, for the three months ended March 31, 2019; and $0, $84 million and $331 million, respectively, for the three months ended March 31, 2018.
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Three Months Ended March 31,
	2019				2018
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$238	$46	$58	$342	$214	$41	$59	$314
Provision (release)	7	1	2	10	14	—	—	14
Charge-offs, net of recoveries	—	—	(2)	(2)	—	—	(1)	(1)
Balance, end of period	$245	$47	$58	$350	$228	$41	$58	$327

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios				% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(Dollars in millions)
March 31, 2019
Loan-to-value ratios:
Less than 65%	$41,921	$800	$132	$42,853	85.8%	$43,759	86.0%
65% to 75%	5,682	26	1	5,709	11.4	5,758	11.3
76% to 80%	397	268	55	720	1.4	698	1.4
Greater than 80%	502	176	—	678	1.4	646	1.3
Total	$48,502	$1,270	$188	$49,960	100.0%	$50,861	100.0%
December 31, 2018
Loan-to-value ratios:
Less than 65%	$40,360	$827	$101	$41,288	85.2%	$41,599	85.3%
65% to 75%	5,790	—	25	5,815	12.0	5,849	12.0
76% to 80%	423	209	56	688	1.4	664	1.4
Greater than 80%	496	176	—	672	1.4	635	1.3
Total	$47,069	$1,212	$182	$48,463	100.0%	$48,747	100.0%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	March 31, 2019		December 31, 2018
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$14,091	93.1%	$13,704	92.0%
65% to 75%	1,018	6.7	1,145	7.7
76% to 80%	—	—	33	0.2
Greater than 80%	21	0.2	23	0.1
Total	$15,130	100.0%	$14,905	100.0%
The estimated fair value of agricultural mortgage loans was $15.2 billion and $14.9 billion at March 31, 2019 and December 31, 2018, respectively.
Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	March 31, 2019		December 31, 2018
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$13,102	96.4%	$11,956	96.2%
Nonperforming (1)	483	3.6	471	3.8
Total	$13,585	100.0%	$12,427	100.0%
__________________

(1)	Includes residential mortgage loans in process of foreclosure of $140 million at both March 31, 2019 and December 31, 2018.
The estimated fair value of residential mortgage loans was $13.9 billion and $12.7 billion at March 31, 2019 and December 31, 2018, respectively.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both March 31, 2019 and December 31, 2018. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and nonaccrual mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
	(In millions)
Commercial	$1	$9	$1	$9	$176	$176
Agricultural	134	204	39	109	105	105
Residential	483	471	40	35	443	436
Total	$618	$684	$80	$153	$724	$717

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Real Estate and Real Estate Joint Ventures
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity method income from real estate joint ventures. Real estate investments, by income type, as well as income earned, are as follows at and for the periods indicated:

	March 31, 2019	December 31, 2018	Three Months Ended March 31,
			2019	2018
	Carrying Value		Income
	(In millions)
Leased real estate investments	$4,372	$4,132	$92	$104
Other real estate investments	476	461	34	33
Real estate joint ventures	5,174	5,105	4	31
Total real estate and real estate joint ventures	$10,022	$9,698	$130	$168
The carrying value of real estate investments acquired through foreclosure was $44 million and $45 million at March 31, 2019 and December 31, 2018, respectively. Depreciation expense on real estate investments was $23 million and $26 million for the three months ended March 31, 2019 and 2018, respectively. Real estate investments were net of accumulated depreciation of $963 million and $931 million at March 31, 2019 and December 31, 2018, respectively.
Leases
Leased Real Estate Investments - Operating Leases
The Company, as lessor, leases investment real estate, principally commercial real estate for office and retail use, through a variety of operating lease arrangements, which typically include tenant reimbursement for property operating costs and options to renew or extend the lease. In some circumstances, leases may include an option for the lessee to purchase the property. In addition, certain leases of retail space may stipulate that a portion of the income earned is contingent upon the level of the tenants’ revenues. The Company has elected a practical expedient of not separating non-lease components related to reimbursement of property operating costs from associated lease components. These property operating costs have the same timing and pattern of transfer as the related lease component, because they are incurred over the same period of time as the operating lease. Therefore, the combined component is accounted for as an operating lease. Risk is managed through lessee credit analysis, property type diversification, and geographic diversification, primarily across the United States. Leased real estate investments and income earned, by property type, are as follows at and for the periods indicated:

	March 31, 2019	December 31, 2018	Three Months Ended March 31,
			2019	2018
	Carrying Value		Income
	(In millions)
Leased real estate investments:
Office	$2,124	$1,999	$44	$45
Retail	1,090	1,006	24	26
Apartment	250	253	5	18
Industrial	275	223	11	9
Land	473	489	5	5
Hotel	93	94	2	—
Other	67	68	1	1
Total leased real estate investments	$4,372	$4,132	$92	$104

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Future contractual receipts under operating leases at March 31, 2019 are $228 million for the remainder of 2019, $243 million in 2020, $191 million in 2021, $162 million in 2022, $140 million in 2023, $974 million thereafter, and in total are $1.9 billion.
Leveraged and Direct Financing Leases
The Company has diversified leveraged lease and direct financing lease portfolios. Its leveraged leases principally include renewable energy generation facilities, rail cars, commercial real estate and commercial aircraft, and its direct financing leases principally include commercial real estate. These assets are leased through a variety of lease arrangements, which may include options to renew or extend the lease and options for the lessee to purchase the property. Residual values are estimated using available third-party data at inception of the lease. Risk is managed through lessee credit analysis, asset allocation, geographic diversification, and ongoing reviews of estimated residual values, using available third-party data and, in certain leases, linking the amount of future rental receipts to changes in inflation rates. Generally, estimated residual values are not guaranteed by the lessee or a third party.
Investment in leveraged and direct financing leases consisted of the following at:

	March 31, 2019		December 31, 2018
	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases
	(In millions)
Lease receivables, net (1)	$711	$1,951	$715	$1,855
Estimated residual values	807	42	807	42
Subtotal	1,518	1,993	1,522	1,897
Unearned income	(403)	(716)	(414)	(705)
Investment in leases	$1,115	$1,277	$1,108	$1,192
__________________

(1)
Future contractual receipts under direct financing leases at March 31, 2019 are $84 million for the remainder of 2019, $106 million in 2020, $105 million in 2021, $109 million in 2022, $102 million in 2023, $1.4 billion thereafter, and in total $2.0 billion.

Lease receivables are generally due in periodic installments. The payment periods for leveraged leases generally range from one to 15 years but in certain circumstances can be over 25 years, while the payment periods for direct financing leases generally range from one to 25 years but in certain circumstances can be over 25 years. For lease receivables, the primary credit quality indicator is whether the lease receivable is performing or nonperforming, which is assessed monthly. The Company generally defines nonperforming lease receivables as those that are 90 days or more past due. At both March 31, 2019 and December 31, 2018, all leveraged lease receivables were performing and over 99% of direct financing lease receivables were performing.
The Company’s deferred income tax liability related to leveraged leases was $515 million and $519 million at March 31, 2019 and December 31, 2018, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

The components of income from investment in leveraged and direct financing leases, excluding net investment gains (losses), were as follows:

	Three Months Ended March 31,
	2019		2018
	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases
	(In millions)
Lease investment income	$12	$19	$11	$20
Less: Income tax expense	4	4	4	4
Lease investment income, net of income tax	$8	$15	$7	$16
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $8.0 billion and $9.0 billion at March 31, 2019 and December 31, 2018, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities AFS and derivatives and the effect on DAC, VOBA, deferred sales inducements (“DSI”), future policy benefits and the policyholder dividend obligation that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	March 31, 2019	December 31, 2018
	(In millions)
Fixed maturity securities AFS	$19,723	$11,356
Fixed maturity securities AFS with noncredit OTTI losses included in AOCI	29	25
Total fixed maturity securities AFS	19,752	11,381
Derivatives	2,114	2,127
Other	266	290
Subtotal	22,132	13,798
Amounts allocated from:
Future policy benefits	(222)	31
DAC, VOBA and DSI	(1,912)	(1,231)
Policyholder dividend obligation	(1,116)	(428)
Subtotal	(3,250)	(1,628)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(4)	(3)
Deferred income tax benefit (expense)	(5,004)	(3,502)
Net unrealized investment gains (losses)	13,874	8,665
Net unrealized investment gains (losses) attributable to noncontrolling interests	(12)	(10)
Net unrealized investment gains (losses) attributable to MetLife, Inc.	$13,862	$8,655

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

The changes in net unrealized investment gains (losses) were as follows:

Three Months Ended March 31, 2019
(In millions)
Balance, beginning of period	$8,655
Cumulative effects of changes in accounting principles, net of income tax (Note 1)	21
Fixed maturity securities AFS on which noncredit OTTI losses have been recognized	4
Unrealized investment gains (losses) during the period	8,304
Unrealized investment gains (losses) relating to:
Future policy benefits	(253)
DAC, VOBA and DSI	(681)
Policyholder dividend obligation	(688)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(1)
Deferred income tax benefit (expense)	(1,497)
Net unrealized investment gains (losses)	13,864
Net unrealized investment gains (losses) attributable to noncontrolling interests	(2)
Balance, end of period	$13,862
Change in net unrealized investment gains (losses)	$5,209
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	(2)
Change in net unrealized investment gains (losses) attributable to MetLife, Inc.	$5,207
Concentrations of Credit Risk
Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at estimated fair value at March 31, 2019 and December 31, 2018, were in fixed income securities of the Japanese government and its agencies of $31.7 billion and $30.2 billion, respectively, and in fixed income securities of the South Korean government and its agencies of $7.2 billion and $7.1 billion, respectively.
Securities Lending and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of the securities lending and repurchase agreements transactions is as follows:

	March 31, 2019				December 31, 2018
	Securities on Loan (1)				Securities on Loan (1)
	Amortized Cost	Estimated Fair Value	Cash Collateral Received from Counterparties (2), (3)	Reinvestment Portfolio at Estimated Fair Value	Amortized Cost	Estimated Fair Value	Cash Collateral Received from Counterparties (2), (3)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$16,716	$17,923	$18,283	$18,319	$16,969	$17,724	$18,005	$18,074
Repurchase agreements	$1,838	$1,965	$1,930	$1,945	$1,033	$1,093	$1,067	$1,069
__________________

(1)
Securities on loan in connection with securities lending are included within fixed maturities securities AFS and short-term investments and securities on loan in connection with repurchase agreements are included within fixed maturities securities AFS and short-term investments.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

(2)
In connection with securities lending, in addition to cash collateral received, the Company received from counterparties security collateral of $71 million and $78 million at March 31, 2019 and December 31, 2018, respectively, which may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated financial statements.

(3)
The securities lending liability for cash collateral is included within payables for collateral under securities loaned and other transactions, and the repurchase agreements liability for cash collateral is included within payables for collateral under securities loaned and other transactions and other liabilities.

Contractual Maturities
A summary of the remaining contractual maturities of securities lending agreements and repurchase agreements is as follows:

	March 31, 2019				December 31, 2018
	Remaining Maturities				Remaining Maturities
	Open (1)	1 Month or Less	Over 1 to 6 Months	Total	Open (1)	1 Month or Less	Over 1 to 6 Months	Total
	(In millions)
Cash collateral liability by loaned security type:
Securities lending:
U.S. government and agency	$3,532	$5,000	$8,650	$17,182	$2,736	$8,995	$5,220	$16,951
Foreign government	—	204	818	1,022	—	214	761	975
Agency RMBS	—	79	—	79	—	79	—	79
Total	$3,532	$5,283	$9,468	$18,283	$2,736	$9,288	$5,981	$18,005

Repurchase agreements:
U.S. government and agency	$—	$1,860	$—	$1,860	$—	$1,000	$—	$1,000
All other corporate and government	—	—	70	70	—	—	67	67
Total	$—	$1,860	$70	$1,930	$—	$1,000	$67	$1,067
__________________

(1)
The related loaned security could be returned to the Company on the next business day, which would require the Company to immediately return the cash collateral. The estimated fair value of the securities on loan related to this cash collateral at March 31, 2019 was $3.5 billion, all of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Federal Home Loan Bank of Boston Advance Agreements
At both March 31, 2019 and December 31, 2018, a subsidiary of the Company had pledged municipals with an estimated fair value of $1.2 billion, as collateral and received $800 million, in cash advances under short-term advance agreements with the Federal Home Loan Bank (“FHLB”) of Boston. The liability to return the cash advances is included within payables for collateral under securities loaned and other transactions. The estimated fair value of the reinvestment portfolio acquired with the cash advances was $812 million and $799 million at March 31, 2019 and December 31, 2018, respectively, and consisted primarily of Structured Securities, U.S. and foreign corporate securities and U.S. government and agency securities. At both March 31, 2019 and December 31, 2018, the reinvestment portfolio also included a $33 million, at redemption value, required investment in FHLB of Boston common stock. The subsidiary is permitted to withdraw any portion of the pledged collateral over the minimum collateral requirement at any time, other than in the event of a default by the subsidiary.
The cash advance liability by loaned security type and remaining contractual maturities of the agreements was as follows at:

	March 31, 2019				December 31, 2018
	Remaining Maturities				Remaining Maturities
	1 Month or Less	Over 1 to 6 Months	6 Months to 1 Year	Total	1 Month or Less	Over 1 to 6 Months	6 Months to 1 Year	Total
(In millions)
Cash advance liability by loaned security type:
Municipals	$275	$525	$—	$800	$150	$650	$—	$800
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value for all asset classes, except mortgage loans, which are presented at carrying value, at:

	March 31, 2019	December 31, 2018
	(In millions)
Invested assets on deposit (regulatory deposits)	$1,898	$1,788
Invested assets held in trust (collateral financing arrangement and reinsurance agreements)	3,262	2,971
Invested assets pledged as collateral (1)	24,471	24,168
Total invested assets on deposit, held in trust and pledged as collateral	$29,631	$28,927
__________________

(1)
The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements, secured debt, a collateral financing arrangement (see Notes 4, 12 and 13 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report) and derivative transactions (see Note 6).

See “— Securities Lending and Repurchase Agreements” for information regarding securities supporting securities lending and repurchase agreement transactions and Note 4 for information regarding investments designated to the closed block. In addition, the restricted investment in FHLB common stock was $793 million, at redemption value, at both March 31, 2019 and December 31, 2018.
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
The following table presents the total assets and total liabilities relating to investment-related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	March 31, 2019		December 31, 2018
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Renewable energy partnership (1)	$103	$—	$102	$—
Investment funds (2)	117	1	79	1
Other investments (1)	20	5	21	5
Total	$240	$6	$202	$6
__________________

(1)	Assets of the renewable energy partnership and other investments primarily consisted of other invested assets.

(2)	Assets of the investment funds primarily consisted of other invested assets at March 31, 2019 and cash and cash equivalents at December 31, 2018.
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	March 31, 2019		December 31, 2018
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured Securities (2)	$48,865	$48,865	$47,874	$47,874
U.S. and foreign corporate	1,127	1,127	932	932
Foreign government	137	137	—	—
Other limited partnership interests	5,772	10,573	5,641	9,888
Other invested assets	1,825	1,960	1,906	2,063
Other investments	349	421	296	300
Total	$58,075	$63,083	$56,649	$61,057
__________________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $76 million and $94 million at March 31, 2019 and December 31, 2018, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 14, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for both the three months ended March 31, 2019 and 2018.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Investment income:
Fixed maturity securities AFS	$2,939	$2,896
Equity securities	17	16
FVO Securities (1)	55	6
Mortgage loans	912	792
Policy loans	128	124
Real estate and real estate joint ventures	130	168
Other limited partnership interests	123	207
Cash, cash equivalents and short-term investments	128	72
Operating joint ventures	18	13
Other	78	106
Subtotal	4,528	4,400
Less: Investment expenses	356	302
Subtotal, net	4,172	4,098
Unit-linked investments (1)	736	(353)
Net investment income	$4,908	$3,745
__________________

(1)
Changes in estimated fair value subsequent to purchase for investments still held as of the end of the respective periods included in net investment income were principally from contractholder-directed equity securities supporting unit-linked variable annuity type liabilities (“Unit-linked investments”), and were $648 million and ($373) million for the three months ended March 31, 2019 and 2018, respectively.

The Company invests in real estate joint ventures, other limited partnership interests and tax credit and renewable energy partnerships, and also does business through certain operating joint ventures, the majority of which are accounted for under the equity method. Net investment income from other limited partnership interests and operating joint ventures, accounted for under the equity method, and real estate joint ventures and tax credit and renewable energy partnerships, primarily accounted for under the equity method, totaled $89 million and $205 million for the three months ended March 31, 2019 and 2018, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Total gains (losses) on fixed maturity securities AFS:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Industrial	$(8)	$—
Total U.S. and foreign corporate securities	(8)	—
RMBS	(2)	—
OTTI losses on fixed maturity securities AFS recognized in earnings	(10)	—
Fixed maturity securities AFS — net gains (losses) on sales and disposals	(14)	(95)
Total gains (losses) on fixed maturity securities AFS	(24)	(95)
Total gains (losses) on equity securities:
Equity securities — net gains (losses) on sales and disposals	43	102
Change in estimated fair value of equity securities (1)	64	(133)
Total gains (losses) on equity securities	107	(31)
Mortgage loans	(15)	(21)
Real estate and real estate joint ventures	5	25
Other (2)	(68)	(130)
Subtotal	5	(252)
Change in estimated fair value of other limited partnership interests and real estate joint ventures	(15)	(5)
Non-investment portfolio gains (losses) (3)	25	(76)
Subtotal	10	(81)
Total net investment gains (losses)	$15	$(333)
__________________

(1)
Changes in estimated fair value subsequent to purchase for equity securities still held as of the end of the period included in net investment gains (losses) were $97 million and ($37) million for the three months ended March 31, 2019 and 2018, respectively.

(2)
Other gains (losses) for the three months ended March 31, 2019, included tax credit partnership impairment losses of ($78) million and renewable energy partnership disposal gains of $46 million. Other gains (losses) for the three months ended March 31, 2018, included leveraged lease impairment losses of ($105) million.

(3)
Non-investment portfolio gains (losses) for the three months ended March 31, 2018, included a loss of $168 million which represents the change in estimated fair value of Brighthouse Financial, Inc. common stock held by the Company.

Gains (losses) from foreign currency transactions included within net investment gains (losses) were $14 million and $65 million for the three months ended March 31, 2019 and 2018, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Sales or Disposals and Impairments of Fixed Maturity Securities AFS
Sales of securities are determined on a specific identification basis. Proceeds from sales or disposals and the components of net investment gains (losses) were as shown in the table below:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Proceeds	$15,825	$19,070
Gross investment gains	$205	$106
Gross investment losses	(219)	(201)
OTTI losses	(10)	—
Net investment gains (losses)	$(24)	$(95)
Credit Loss Rollforward of Fixed Maturity Securities AFS
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities AFS still held for which a portion of the OTTI loss was recognized in OCI:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Balance, beginning of period	$89	$138
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	(3)	(9)
Increase in cash flows — accretion of previous credit loss OTTI	(1)	(1)
Balance, end of period	$85	$128

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
Hedge Accounting
To qualify for hedge accounting, at the inception of the hedging relationship, the Company formally documents its risk management objective and strategy for undertaking the hedging transaction, as well as its designation of the hedge. Hedge designation and financial statement presentation of changes in estimated fair value of the hedging derivatives are as follows:

•
Fair value hedge - a hedge of the estimated fair value of a recognized asset or liability - in the same line item as the earnings effect of the hedged item. The carrying value of the hedged recognized asset or liability is adjusted for changes in its estimated fair value due to the hedged risk.

•
Cash flow hedge - a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability - in OCI and reclassified into the statement of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item.

•	Net investment in a foreign operation (“NIFO”) hedge - in OCI, consistent with the translation adjustment for the hedged net investment in the foreign operation.
The changes in estimated fair values of the hedging derivatives are exclusive of any accruals that are separately reported on the statement of operations within interest income or interest expense to match the location of the hedged item. Accruals on derivatives in net investment hedges are recognized in OCI.
In its hedge documentation, the Company sets forth how the hedging instrument is expected to hedge the designated risks related to the hedged item and sets forth the method that will be used to retrospectively and prospectively assess the hedging instrument’s effectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and at least quarterly throughout the life of the designated hedging relationship. Assessments of hedge effectiveness are also subject to interpretation and estimation and different interpretations or estimates may have a material effect on the amount reported in net income.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

When hedge accounting is discontinued because it is determined that the derivative is not highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item, the derivative continues to be carried on the balance sheet at its estimated fair value, with changes in estimated fair value recognized in net derivative gains (losses). The carrying value of the hedged recognized asset or liability under a fair value hedge is no longer adjusted for changes in its estimated fair value due to the hedged risk, and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. Provided the hedged forecasted transaction is still probable of occurring, the changes in estimated fair value of derivatives recorded in OCI related to discontinued cash flow hedges are released into the statement of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item.
When hedge accounting is discontinued because it is no longer probable that the forecasted transactions will occur on the anticipated date or within two months of that date, the derivative continues to be carried on the balance sheet at its estimated fair value, with changes in estimated fair value recognized currently in net derivative gains (losses). Deferred gains and losses of a derivative recorded in OCI pursuant to the discontinued cash flow hedge of a forecasted transaction that is no longer probable of occurring are recognized immediately in net investment gains (losses).
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
In a foreign currency forward transaction, the Company agrees with another party to deliver a specified amount of an identified currency at a specified future date. The price is agreed upon at the time of the contract and payment for such a contract is made at the specified future date. The Company utilizes foreign currency forwards in fair value, NIFO hedges and nonqualifying hedging relationships.
The Company enters into currency options that give it the right, but not the obligation, to sell the foreign currency amount in exchange for a functional currency amount within a limited time at a contracted price. The contracts may also be net settled in cash, based on differentials in the foreign currency exchange rate and the strike price. The Company uses currency options to hedge against the foreign currency exposure inherent in certain of its variable annuity products. The Company also uses currency options as an economic hedge of foreign currency exposure related to the Company’s non-U.S. subsidiaries. The Company utilizes currency options in NIFO hedges and nonqualifying hedging relationships.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		March 31, 2019			December 31, 2018
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$2,421	$2,355	$2	$2,446	$2,197	$2
Foreign currency swaps	Foreign currency exchange rate	1,380	34	9	1,233	54	—
Foreign currency forwards	Foreign currency exchange rate	2,007	1	30	2,140	28	18
Subtotal		5,808	2,390	41	5,819	2,279	20
Cash flow hedges:
Interest rate swaps	Interest rate	3,882	164	6	3,515	143	1
Interest rate forwards	Interest rate	2,935	—	117	3,022	—	216
Foreign currency swaps	Foreign currency exchange rate	34,976	1,520	1,598	35,931	1,796	1,831
Subtotal		41,793	1,684	1,721	42,468	1,939	2,048
NIFO hedges:
Foreign currency forwards	Foreign currency exchange rate	782	9	35	960	4	27
Currency options	Foreign currency exchange rate	3,180	12	97	5,137	3	202
Subtotal		3,962	21	132	6,097	7	229
Total qualifying hedges		51,563	4,095	1,894	54,384	4,225	2,297
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	54,331	2,144	145	54,891	1,796	175
Interest rate floors	Interest rate	12,701	106	—	12,701	102	—
Interest rate caps	Interest rate	51,138	82	—	54,575	154	1
Interest rate futures	Interest rate	2,099	—	4	2,353	1	3
Interest rate options	Interest rate	26,689	532	—	26,690	416	—
Interest rate forwards	Interest rate	235	2	11	234	1	15
Interest rate total return swaps	Interest rate	1,048	44	—	1,048	33	2
Synthetic GICs	Interest rate	26,501	—	—	25,700	—	—
Foreign currency swaps	Foreign currency exchange rate	13,109	830	618	11,388	884	458
Foreign currency forwards	Foreign currency exchange rate	13,064	58	264	13,417	198	213
Currency futures	Foreign currency exchange rate	860	—	3	847	4	—
Currency options	Foreign currency exchange rate	1,980	4	—	2,040	7	—
Credit default swaps — purchased	Credit	2,248	17	63	1,903	25	39
Credit default swaps — written	Credit	11,409	198	3	11,391	95	13
Equity futures	Equity market	3,687	3	18	2,992	13	77
Equity index options	Equity market	27,880	663	649	27,707	884	550
Equity variance swaps	Equity market	2,269	43	92	2,269	40	87
Equity total return swaps	Equity market	767	1	52	929	91	—
Total non-designated or nonqualifying derivatives		252,015	4,727	1,922	253,075	4,744	1,633
Total		$303,578	$8,822	$3,816	$307,459	$8,969	$3,930

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both March 31, 2019 and December 31, 2018. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The Effects of Derivatives on the Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
The following table presents the consolidated financial statement location and amount of gain (loss) recognized on fair value, cash flow, NIFO, nonqualifying hedging relationships and embedded derivatives:

	Three Months Ended March 31, 2019
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(3)	$—	$—	$127	$—	$—	N/A
Hedged items	3	—	—	(128)	—	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(30)	(14)	—	—	—	—	N/A
Hedged items	29	12	—	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	(16)	—	—	—	—	N/A
Subtotal	(1)	(18)	—	(1)	—	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$252
Amount of gains (losses) reclassified from AOCI into income	5	(6)	—	—	—	1	—
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(241)
Amount of gains (losses) reclassified from AOCI into income	(2)	25	—	—	—	—	(23)
Foreign currency transaction gains (losses) on hedged items	—	(35)	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	1	—	—	—	—	(1)
Subtotal	3	(15)	—	—	—	1	(13)
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	N/A	N/A	N/A	N/A	N/A	(6)
Subtotal	N/A	N/A	N/A	N/A	N/A	N/A	(6)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	(1)	—	409	19	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	(142)	3	—	—	N/A
Credit derivatives — purchased (1)	—	—	(15)	—	—	—	N/A
Credit derivatives — written (1)	—	—	136	—	—	—	N/A
Equity derivatives (1)	—	—	(667)	(96)	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	82	—	—	—	N/A
Subtotal	(1)	—	(197)	(74)	—	—	N/A
Earned income on derivatives	56	—	119	32	(32)	—	—
Embedded derivatives (2)	N/A	N/A	193	—	N/A	N/A	N/A
Total	$57	$(33)	$115	$(43)	$(32)	$1	$(19)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

	Three Months Ended March 31, 2018
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$—	$—	$(210)	$—	$—	$—	N/A
Hedged items	—	—	210	—	—	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	—	—	170	—	—	—	N/A
Hedged items	—	—	(159)	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	—	(8)	—	—	—	N/A
Subtotal	—	—	3	—	—	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(277)
Amount of gains (losses) reclassified from AOCI into income	4	—	21	—	—	—	(25)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(75)
Amount of gains (losses) reclassified from AOCI into income	—	—	139	—	—	1	(140)
Foreign currency transaction gains (losses) on hedged items	—	—	(138)	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	4	—	22	—	—	1	(517)
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	N/A	N/A	N/A	N/A	N/A	(157)
Subtotal	N/A	N/A	N/A	N/A	N/A	N/A	(157)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	4	—	(235)	(7)	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	387	2	—	—	N/A
Credit derivatives — purchased (1)	—	—	(3)	—	—	—	N/A
Credit derivatives — written (1)	—	—	(44)	—	—	—	N/A
Equity derivatives (1)	1	—	98	12	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(49)	—	—	—	N/A
Subtotal	5	—	154	7	—	—	N/A
Earned income on derivatives	81	—	133	2	(23)	(2)	—
Embedded derivatives (2)	N/A	N/A	37	—	N/A	N/A	N/A
Total	$90	$—	$349	$9	$(23)	$(1)	$(674)
__________________

(1)	Excludes earned income on derivatives.

(2)
The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($62) million and $20 million for the three months ended March 31, 2019 and 2018, respectively.

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
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

	March 31, 2019
Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	(In millions)
Fixed maturity securities AFS	$2,227	$(1)
Mortgage loans	$1,245	$(1)
Future policy benefits	$(5,399)	$(667)
Policyholder account balances	$(81)	$—
__________________

(1)	Includes ($1) million of hedging adjustments on discontinued hedging relationships.
For the Company’s foreign currency forwards, the change in the estimated fair value of the derivative related to the changes in the difference between the spot price and the forward price is excluded from the assessment of hedge effectiveness. The Company has elected to record changes in estimated fair value of excluded components in earnings. For all other derivatives, all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net investment gains (losses). These amounts were $1 million and $0 for the three months ended March 31, 2019 and 2018, respectively.
At March 31, 2019 and December 31, 2018, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed nine years and four years, respectively.
At both March 31, 2019 and December 31, 2018, the balance in AOCI associated with cash flow hedges was $2.1 billion.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At March 31, 2019, the Company expected to reclassify $71 million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
NIFO Hedges
The Company uses foreign currency exchange rate derivatives, which may include foreign currency forwards and currency options, to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. The Company assesses hedge effectiveness on these derivatives based upon the change in forward rates, and all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

When net investments in foreign operations are sold or substantially liquidated, the amounts in AOCI are reclassified to the statement of operations.
At March 31, 2019 and December 31, 2018, the cumulative foreign currency translation gain (loss) recorded in AOCI related to NIFO hedges was $178 million and $184 million, respectively.
Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the nonqualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $11.4 billion at both March 31, 2019 and December 31, 2018. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At March 31, 2019 and December 31, 2018, the Company would have received $195 million and $82 million, respectively, to terminate all of these contracts.
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	March 31, 2019			December 31, 2018
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$5	$391	1.5	$4	$354	1.7
Credit default swaps referencing indices	33	2,317	2.4	28	2,154	2.5
Subtotal	38	2,708	2.3	32	2,508	2.4
Baa
Single name credit default swaps (3)	3	404	1.4	3	482	1.5
Credit default swaps referencing indices	133	7,957	5.3	40	8,056	5.0
Subtotal	136	8,361	5.1	43	8,538	4.8
Ba
Single name credit default swaps (3)	—	10	1.2	—	15	2.0
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	—	10	1.2	—	15	2.0
B
Single name credit default swaps (3)	—	—	—	—	—	—
Credit default swaps referencing indices	21	330	5.2	7	330	5.0
Subtotal	21	330	5.2	7	330	5.0
Total	$195	$11,409	4.4	$82	$11,391	4.3
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	March 31, 2019		December 31, 2018
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$8,485	$3,747	$8,805	$3,758
OTC-cleared (1)	435	37	245	33
Exchange-traded	3	25	18	80
Total gross estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1)	8,923	3,809	9,068	3,871
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,590)	(2,590)	(2,570)	(2,570)
OTC-cleared	(22)	(22)	(25)	(25)
Exchange-traded	—	—	(1)	(1)
Cash collateral: (3), (4)
OTC-bilateral	(3,613)	—	(4,709)	—
OTC-cleared	(390)	(6)	(145)	—
Exchange-traded	—	(12)	—	(57)
Securities collateral: (5)
OTC-bilateral	(2,080)	(1,126)	(1,266)	(1,134)
OTC-cleared	—	(7)	—	(8)
Exchange-traded	—	(12)	—	(7)
Net amount after application of master netting agreements and collateral	$228	$34	$352	$69
__________________

(1)
At March 31, 2019 and December 31, 2018, derivative assets included income or (expense) accruals reported in accrued investment income or in other liabilities of $101 million and $99 million, respectively, and derivative liabilities included (income) or expense accruals reported in accrued investment income or in other liabilities of ($7) million and ($59) million, respectively.

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

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At March 31, 2019 and December 31, 2018, the Company received excess cash collateral of $139 million and $135 million, respectively, and provided excess cash collateral of $275 million and $226 million, respectively, which is not included in the table above due to the foregoing limitation.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at March 31, 2019, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At March 31, 2019 and December 31, 2018, the Company received excess securities collateral with an estimated fair value of $74 million and $70 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At March 31, 2019 and December 31, 2018, the Company provided excess securities collateral with an estimated fair value of $173 million and $212 million, respectively, for its OTC-bilateral derivatives, and $639 million and $601 million, respectively, for its OTC-cleared derivatives, and $115 million and $90 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the collateral amount owed by that counterparty reaches a minimum transfer amount. Substantially all of the Company’s netting agreements for derivatives contain provisions that require both the Company and the counterparty to maintain a specific investment grade credit rating from each of Moody’s and S&P. If a party’s credit or financial strength rating, as applicable, were to fall below that specific investment grade credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement and payment based on such party’s reasonable valuation of the derivatives. A small number of these arrangements also include credit-contingent provisions that include a threshold above which collateral must be posted. Such agreements provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the credit ratings of MetLife, Inc. and/or the counterparty. At March 31, 2019, the amount of collateral not provided by the Company due to the existence of these thresholds was $15 million.
The following table presents the estimated fair value of the Company’s OTC-bilateral derivatives that were in a net liability position after considering the effect of netting agreements, together with the estimated fair value and balance sheet location of the collateral pledged. OTC-bilateral derivatives that are not subject to collateral agreements are excluded from this table.

	March 31, 2019			December 31, 2018
	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total
	(In millions)
Estimated Fair Value of Derivatives in a Net Liability Position (1)	$1,135	$21	$1,156	$1,148	$40	$1,188
Estimated Fair Value of Collateral Provided:
Fixed maturity securities AFS	$1,223	$9	$1,232	$1,218	$9	$1,227
Cash	$—	$—	$—	$6	$—	$6
__________________

(1)	After taking into consideration the existence of netting agreements.
Embedded Derivatives
The Company issues certain products or purchases certain investments that contain embedded derivatives that are required to be separated from their host contracts and accounted for as freestanding derivatives. These host contracts principally include: variable annuities with guaranteed minimum benefits, including GMWBs, GMABs and certain GMIBs; ceded reinsurance of guaranteed minimum benefits related to certain GMIBs; assumed reinsurance of guaranteed minimum benefits related to GMWBs and GMABs; funding agreements with equity or bond indexed crediting rates; funds withheld on ceded reinsurance and fixed annuities with equity-indexed returns.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	March 31, 2019	December 31, 2018
		(In millions)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$69	$71
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$182	$298
Assumed guaranteed minimum benefits	Policyholder account balances	393	495
Funds withheld on ceded reinsurance	Other liabilities	4	(41)
Fixed annuities with equity indexed returns	Policyholder account balances	95	58
Embedded derivatives within liability host contracts		$674	$810
7. Fair Value
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	March 31, 2019
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$75,935	$4,211	$80,146
Foreign government	—	64,798	157	64,955
Foreign corporate	—	53,194	6,751	59,945
U.S. government and agency	21,022	19,986	—	41,008
RMBS	20	25,102	3,238	28,360
ABS	—	12,167	464	12,631
Municipals	—	11,898	—	11,898
CMBS	—	9,100	367	9,467
Total fixed maturity securities AFS	21,042	272,180	15,188	308,410
Equity securities	901	97	434	1,432
Unit-linked and FVO Securities (1)	10,780	2,008	457	13,245
Short-term investments (2)	1,487	2,195	138	3,820
Residential mortgage loans — FVO	—	—	276	276
Other investments	81	134	168	383
Derivative assets: (3)
Interest rate	—	5,385	44	5,429
Foreign currency exchange rate	—	2,400	68	2,468
Credit	—	185	30	215
Equity market	3	652	55	710
Total derivative assets	3	8,622	197	8,822
Embedded derivatives within asset host contracts (4)	—	—	69	69
Separate account assets (5)	84,812	100,049	904	185,765
Total assets (6)	$119,106	$385,285	$17,831	$522,222
Liabilities
Derivative liabilities: (3)
Interest rate	$4	$164	$117	$285
Foreign currency exchange rate	3	2,595	56	2,654
Credit	—	65	1	66
Equity market	18	701	92	811
Total derivative liabilities	25	3,525	266	3,816
Embedded derivatives within liability host contracts (4)	—	—	674	674
Separate account liabilities (5)	1	23	7	31
Total liabilities	$26	$3,548	$947	$4,521

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	December 31, 2018
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$74,874	$4,074	$78,948
Foreign government	—	62,150	138	62,288
Foreign corporate	—	50,310	6,393	56,703
U.S. government and agency	19,656	19,666	—	39,322
RMBS	—	24,734	3,227	27,961
ABS	—	11,775	697	12,472
Municipals	—	11,533	—	11,533
CMBS	—	8,696	342	9,038
Total fixed maturity securities AFS	19,656	263,738	14,871	298,265
Equity securities	916	105	419	1,440
Unit-linked and FVO Securities (1)	10,216	1,995	405	12,616
Short-term investments (2)	1,470	1,746	33	3,249
Residential mortgage loans — FVO	—	—	299	299
Other investments	80	118	39	237
Derivative assets: (3)
Interest rate	1	4,809	33	4,843
Foreign currency exchange rate	4	2,922	52	2,978
Credit	—	91	29	120
Equity market	13	956	59	1,028
Total derivative assets	18	8,778	173	8,969
Embedded derivatives within asset host contracts (4)	—	—	71	71
Separate account assets (5)	79,726	94,886	944	175,556
Total assets (6)	$112,082	$371,366	$17,254	$500,702
Liabilities
Derivative liabilities: (3)
Interest rate	$3	$194	$218	$415
Foreign currency exchange rate	—	2,660	89	2,749
Credit	—	48	4	52
Equity market	77	550	87	714
Total derivative liabilities	80	3,452	398	3,930
Embedded derivatives within liability host contracts (4)	—	—	810	810
Separate account liabilities (5)	1	20	7	28
Total liabilities	$81	$3,472	$1,215	$4,768
__________________

(1)	Unit-linked and FVO Securities were primarily comprised of Unit-linked investments at both March 31, 2019 and December 31, 2018.

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

(6)
Total assets included in the fair value hierarchy excluded other limited partnership interests that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. At March 31, 2019 and December 31, 2018, the estimated fair value of such investments was $113 million and $145 million, respectively.

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
The valuation approaches and key inputs for each category of assets or liabilities that are classified within Level 2 and Level 3 of the fair value hierarchy are presented below. The primary valuation approaches are the market approach, which considers recent prices from market transactions involving identical or similar assets or liabilities, and the income approach, which converts expected future amounts (i.e., cash flows) to a single current, discounted amount. The valuation of most instruments listed below is determined using independent pricing sources, matrix pricing, discounted cash flow methodologies or other similar techniques that use either observable market inputs or unobservable inputs.

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

					March 31, 2019				December 31, 2018				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	88	-	140	108	85	-	134	104	Increase
	•	Market pricing	•	Quoted prices (4)	25	-	583	114	25	-	638	110	Increase
	•	Consensus pricing	•	Offered quotes (4)	97	-	110	102	100	-	110	102	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	108	95	—	-	106	94	Increase (5)
ABS	•	Market pricing	•	Quoted prices (4)	3	-	118	98	3	-	116	97	Increase (5)
	•	Consensus pricing	•	Offered quotes (4)	98	-	104	101	100	-	103	101	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	240	-	322		268	-	317		Increase (7)
			•	Repurchase rates (8)	(3)	-	20		(5)	-	6		Decrease (7)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	(23)	-	328		(20)	-	328		Increase (7)
Credit	•	Present value techniques	•	Credit spreads (9)	97	-	101		97	-	103		Decrease (7)
	•	Consensus pricing	•	Offered quotes (10)
Equity market	•	Present value techniques or option pricing models	•	Volatility (11)	14%	-	23%		21%	-	26%		Increase (7)
			•	Correlation (12)	10%	-	30%		10%	-	30%
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.18%		0%	-	0.18%		Decrease (13)
				Ages 41 - 60	0.03%	-	0.80%		0.03%	-	0.80%		Decrease (13)
				Ages 61 - 115	0.12%	-	100%		0.12%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (14)
				Durations 11 - 20	2%	-	100%		2%	-	100%		Decrease (14)
				Durations 21 - 116	1.25%	-	100%		1.25%	-	100%		Decrease (14)
			•	Utilization rates	0%	-	25%		0%	-	25%		Increase (15)
			•	Withdrawal rates	0%	-	20%		0%	-	20%		(16)
			•	Long-term equity volatilities	6.18%	-	30%		7.16%	-	30%		Increase (17)
			•	Nonperformance risk spread	0%	-	1.53%		0.04%	-	1.77%		Decrease (18)
__________________

(1)	The weighted average for fixed maturity securities AFS is determined based on the estimated fair value of the securities.

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

(10)	At both March 31, 2019 and December 31, 2018, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

The following is a summary of the valuation techniques and significant unobservable inputs used in the fair value measurement of assets and liabilities classified within Level 3 that are not included in the preceding table. Generally, all other classes of securities classified within Level 3, including those within separate account assets, embedded derivatives within funds withheld related to certain ceded reinsurance, and other investments, use the same valuation techniques and significant unobservable inputs as previously described for Level 3 securities. This includes matrix pricing and discounted cash flow methodologies, inputs such as quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2, as well as independent non-binding broker quotations. The residential mortgage loans — FVO are valued using independent non-binding broker quotations and internal models including matrix pricing and discounted cash flow methodologies using current interest rates. The sensitivity of the estimated fair value to changes in the significant unobservable inputs for these other assets and liabilities is similar in nature to that described in the preceding table.
The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (1)	Foreign Government	Structured Securities	Equity Securities	Unit-linked and FVO Securities
	(In millions)
Three Months Ended March 31, 2019
Balance, beginning of period	$10,467	$138	$4,266	$419	$405
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	9	—	14	30	14
Total realized/unrealized gains (losses) included in AOCI	394	—	22	—	—
Purchases (4)	463	20	264	6	41
Sales (4)	(270)	(1)	(139)	(21)	(3)
Issuances (4)	—	—	—	—	—
Settlements (4)	—	—	—	—	—
Transfers into Level 3 (5)	284	—	1	—	4
Transfers out of Level 3 (5)	(385)	—	(359)	—	(4)
Balance, end of period	$10,962	$157	$4,069	$434	$457
Three Months Ended March 31, 2018
Balance, beginning of period	$11,219	$209	$4,841	$428	$362
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	7	1	23	(6)	5
Total realized/unrealized gains (losses) included in AOCI	(68)	(3)	24	—	—
Purchases (4)	512	2	657	1	27
Sales (4)	(542)	(2)	(324)	(1)	(59)
Issuances (4)	—	—	—	—	—
Settlements (4)	—	—	—	—	—
Transfers into Level 3 (5)	46	—	45	—	—
Transfers out of Level 3 (5)	(364)	(28)	(684)	—	(49)
Balance, end of period	$10,810	$179	$4,582	$422	$286
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2019 (6)	$(1)	$—	$13	$23	$15
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2018 (6)	$1	$1	$21	$—	$4

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans — FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Three Months Ended March 31, 2019
Balance, beginning of period	$33	$299	$39	$(225)	$(739)	$937
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	—	2	—	70	193	3
Total realized/unrealized gains (losses) included in AOCI	1	—	—	97	7	—
Purchases (4)	110	—	129	—	—	80
Sales (4)	(6)	(16)	—	—	—	(122)
Issuances (4)	—	—	—	—	—	2
Settlements (4)	—	(9)	—	(11)	(66)	(1)
Transfers into Level 3 (5)	—	—	—	—	—	—
Transfers out of Level 3 (5)	—	—	—	—	—	(2)
Balance, end of period	$138	$276	$168	$(69)	$(605)	$897
Three Months Ended March 31, 2018
Balance, beginning of period	$33	$520	$—	$(132)	$(274)	$959
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	—	2	—	11	36	2
Total realized/unrealized gains (losses) included in AOCI	—	—	—	(104)	(16)	—
Purchases (4)	605	—	—	—	—	409
Sales (4)	(3)	(64)	—	—	—	(124)
Issuances (4)	—	—	—	—	—	1
Settlements (4)	—	(20)	—	43	(74)	(1)
Transfers into Level 3 (5)	—	—	—	—	—	53
Transfers out of Level 3 (5)	(20)	—	—	—	—	(75)
Balance, end of period	$615	$438	$—	$(182)	$(328)	$1,224
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2019 (6)	$—	$—	$—	$69	$192	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2018 (6)	$—	$(8)	$—	$48	$31	$—
__________________

(1)	Comprised of U.S. and foreign corporate securities.

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

	March 31, 2019	December 31, 2018
	(In millions)
Unpaid principal balance	$324	$344
Difference between estimated fair value and unpaid principal balance	(48)	(45)
Carrying value at estimated fair value	$276	$299
Loans in nonaccrual status	$79	$89
Loans more than 90 days past due	$34	$41
Loans in nonaccrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(35)	$(36)
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2019
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$78,325	$—	$—	$79,936	$79,936
Policy loans	$9,670	$—	$335	$11,121	$11,456
Other invested assets	$1,154	$—	$793	$361	$1,154
Premiums, reinsurance and other receivables	$3,760	$—	$1,018	$2,901	$3,919
Other assets	$314	$—	$153	$177	$330
Liabilities
Policyholder account balances	$116,767	$—	$—	$118,800	$118,800
Long-term debt	$12,836	$—	$14,298	$—	$14,298
Collateral financing arrangement	$1,048	$—	$—	$851	$851
Junior subordinated debt securities	$3,148	$—	$3,958	$—	$3,958
Other liabilities	$3,287	$—	$1,666	$2,258	$3,924
Separate account liabilities	$109,926	$—	$109,926	$—	$109,926

	December 31, 2018
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$75,453	$—	$—	$76,379	$76,379
Policy loans	$9,699	$—	$338	$11,028	$11,366
Other invested assets	$1,177	$—	$793	$383	$1,176
Premiums, reinsurance and other receivables	$3,658	$—	$903	$2,894	$3,797
Other assets	$326	$—	$164	$186	$350
Liabilities
Policyholder account balances	$114,040	$—	$—	$114,924	$114,924
Long-term debt	$12,820	$—	$13,611	$—	$13,611
Collateral financing arrangement	$1,060	$—	$—	$853	$853
Junior subordinated debt securities	$3,147	$—	$3,738	$—	$3,738
Other liabilities	$2,963	$—	$1,324	$2,194	$3,518
Separate account liabilities	$104,010	$—	$104,010	$—	$104,010

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

8. Leases
The Company, as lessee, has entered into various lease and sublease agreements for office space and other equipment. At contract inception, the Company determines that an arrangement contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. For contracts that contain a lease, the Company recognizes the ROU asset in Other assets and the lease liability in Other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and liabilities are determined using the Company’s incremental borrowing rate based upon information available at commencement date to recognize the present value of lease payments over the lease term. The ROU asset also includes lease payments and excludes lease incentives. Lease terms may include options to extend or terminate the lease and are included in the lease measurement when it is reasonably certain that the Company will exercise that option.
The Company has lease agreements with lease and non-lease components. The Company elected the practical expedient to not separate lease and non-lease components and accounted for these items as a single lease component for all asset classes.
The majority of the Company’s leases and subleases are operating leases related to office space. The Company recognizes lease expense for operating leases on a straight-line basis over the lease term.
The Company has operating leases with remaining lease terms of one year to 13 years. The remaining lease terms for the subleases are one year to 11 years.
ROU Asset and Lease Liability
The ROU assets and lease liabilities for operating leases were:

March 31, 2019
(In millions)
ROU asset (1)	$1,521
Lease liability (1)	$1,673
__________________

(1)	Assets and liabilities include amounts recognized upon adoption of new guidance. See Note 1.
Lease Costs
The components of operating lease costs were as follows:

Three Months Ended March 31, 2019
(In millions)
Operating lease cost	$72
Variable lease cost	8
Sublease income	(21)
Net lease cost	$59
Operating lease expense and non-cancelable sublease income were $86 million and $12 million, respectively, for the three months ended March 31, 2018.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Leases (continued)

Other Information
Supplemental other information related to operating leases was as follows:

March 31, 2019
(Dollars in millions)
Cash paid for amounts included in the measurement of lease liability - operating cash flows	$74
ROU assets obtained in exchange for new lease liabilities	$153
Weighted-average remaining lease term	8 years
Weighted-average discount rate	3.3%
Maturities of Lease Liabilities
Maturities of operating lease liabilities were as follows:

March 31, 2019
(In millions)
Remainder of 2019	$209
2020	265
2021	240
2022	209
2023	196
Thereafter	825
Total undiscounted cash flows	1,944
Less: interest	271
Present value of lease liability	$1,673
Future minimum gross rental payments relating to lease arrangements in effect as determined prior to the adoption of ASU 2016-02 are as follows:

December 31, 2018
(In millions)
2019	$292
2020	282
2021	260
2022	224
2023	209
Thereafter	859
Total	$2,126
See Note 5 for information about the Company’s investments in leased real estate, leveraged leases and direct financing leases.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

9. Equity
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows at both March 31, 2019 and December 31, 2018:

	March 31, 2019
Series	Shares Authorized	Shares Issued	Shares Outstanding
Floating Rate Non-Cumulative Preferred Stock, Series A	27,600,000	24,000,000	24,000,000
5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C	1,500,000	1,500,000	1,500,000
5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D	500,000	500,000	500,000
5.625% Non-Cumulative Preferred Stock, Series E	32,200	32,200	32,200
Series A Junior Participating Preferred Stock	10,000,000	—	—
Not designated	160,367,800	—	—
Total	200,000,000	26,032,200	26,032,200
The declaration, record and payment dates, as well as per share and aggregate dividend amounts, for MetLife, Inc.’s preferred stock were as follows for the three months ended March 31, 2019 and 2018:

Declaration Date	Record Date	Payment Date	Preferred Stock Dividend
			Series A		Series C		Series D		Series E
			Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate
			(In millions, except per share data)
March 5, 2019	February 28, 2019	March 15, 2019	$0.250	$6	$—	$—	$—	$—	$—	$—
February 15, 2019	February 28, 2019	March 15, 2019	—	—	—	—	29.375	15	351.563	11
Total			$0.250	$6	$—	$—	$29.375	$15	$351.563	$11

March 5, 2018	February 28, 2018	March 15, 2018	$0.250	$6	$—	$—	$—	$—	$—	$—
Common Stock
For the three months ended March 31, 2019 and 2018, MetLife, Inc. repurchased 11,198,634 shares and 21,405,327 shares of its common stock, respectively, through open market purchases for $500 million and $1.0 billion, respectively.
MetLife, Inc. announced that its Board of Directors authorized common stock repurchases as follows:

Announcement Date	Authorization Amount	Authorization Remaining At March 31, 2019
	(In millions)
November 1, 2018	$2,000	$770
May 22, 2018	$1,500	$—
November 1, 2017	$2,000	$—
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Equity (continued)

The declaration, record and payment dates, as well as per share and aggregate dividend amounts, for MetLife, Inc.’s common stock were as follows for the three months ended March 31, 2019 and 2018:

Declaration Date	Record Date	Payment Date	Common Stock Dividend
			Per Share	Aggregate
			(In millions, except per share data)
January 7, 2019	February 5, 2019	March 13, 2019	$0.420	$405
January 5, 2018	February 5, 2018	March 13, 2018	$0.400	$416
See Note 15 for information on a common stock dividend declared subsequent to March 31, 2019.
Stock-Based Compensation Plans
Performance Shares and Performance Units
Final Performance Shares are paid in shares of MetLife, Inc. common stock. Final Performance Units are payable in cash equal to the closing price of MetLife, Inc. common stock on a date following the last day of the three-year performance period. The performance factor for the January 1, 2016 – December 31, 2018 performance period was 87.7%, which was determined within a possible range from 0% to 175%. This factor has been applied to the 1,594,846 Performance Shares and 212,464 Performance Units associated with that performance period that vested on December 31, 2018. As a result, in the first quarter of 2019, MetLife, Inc. issued 1,398,680 shares of its common stock (less withholding for taxes and other items, as applicable), excluding shares that payees choose to defer, and MetLife, Inc. or its affiliates paid the cash value of 186,331 Performance Units (less withholding for taxes and other items, as applicable).

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Equity (continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to MetLife, Inc. was as follows:

	Three Months Ended March 31, 2019
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$7,042	$1,613	$(4,905)	$(2,028)	$1,722
OCI before reclassifications	6,721	(11)	(36)	1	6,675
Deferred income tax benefit (expense)	(1,516)	6	(6)	—	(1,516)
AOCI before reclassifications, net of income tax	12,247	1,608	(4,947)	(2,027)	6,881
Amounts reclassified from AOCI	(2)	(24)	—	29	3
Deferred income tax benefit (expense)	—	12	—	(6)	6
Amounts reclassified from AOCI, net of income tax	(2)	(12)	—	23	9
Cumulative effects of changes in accounting principles	4	22	—	—	26
Deferred income tax benefit (expense), cumulative effects of changes in accounting principles	(1)	(4)	—	—	(5)
Cumulative effects of changes in accounting principles, net of income tax (2)	3	18	—	—	21
Balance, end of period	$12,248	$1,614	$(4,947)	$(2,004)	$6,911

	Three Months Ended March 31, 2018
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$12,757	$905	$(4,390)	$(1,845)	$7,427
OCI before reclassifications	(3,811)	(352)	552	(4)	(3,615)
Deferred income tax benefit (expense)	835	58	3	1	897
AOCI before reclassifications, net of income tax	9,781	611	(3,835)	(1,848)	4,709
Amounts reclassified from AOCI	45	(165)	—	31	(89)
Deferred income tax benefit (expense)	(10)	27	—	(7)	10
Amounts reclassified from AOCI, net of income tax	35	(138)	—	24	(79)
Cumulative effects of changes in accounting principles	(425)	—	—	—	(425)
Deferred income tax benefit (expense), cumulative effects of changes in accounting principles (3)	1,473	210	36	(382)	1,337
Cumulative effects of changes in accounting principles, net of income tax (3)	1,048	210	36	(382)	912
Sale of subsidiary (4)	—	—	92	—	92
Balance, end of period	$10,864	$683	$(3,707)	$(2,206)	$5,634
__________________

(1)	See Note 5 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI, and the policyholder dividend obligation.

(2)	See Note 1 for further information on adoption of new accounting pronouncements.

(3)	See Note 1 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report for further information on adoption of new accounting pronouncements.

(4)	See Note 3 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI		Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended March 31,
	2019	2018
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(24)	$(101)	Net investment gains (losses)
Net unrealized investment gains (losses)	4	3	Net investment income
Net unrealized investment gains (losses)	22	53	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	2	(45)
Income tax (expense) benefit	—	10
Net unrealized investment gains (losses), net of income tax	2	(35)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	5	4	Net investment income
Interest rate derivatives	(6)	—	Net investment gains (losses)
Interest rate derivatives	—	21	Net derivative gains (losses)
Interest rate derivatives	1	—	Other expenses
Foreign currency exchange rate derivatives	(2)	—	Net investment income
Foreign currency exchange rate derivatives	25	—	Net investment gains (losses)
Foreign currency exchange rate derivatives	—	139	Net derivative gains (losses)
Foreign currency exchange rate derivatives	—	1	Other expenses
Credit derivatives	1	—	Net investment gains (losses)
Gains (losses) on cash flow hedges, before income tax	24	165
Income tax (expense) benefit	(12)	(27)
Gains (losses) on cash flow hedges, net of income tax	12	138
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(36)	(36)
Amortization of prior service (costs) credit	7	5
Amortization of defined benefit plan items, before income tax	(29)	(31)
Income tax (expense) benefit	6	7
Amortization of defined benefit plan items, net of income tax	(23)	(24)
Total reclassifications, net of income tax	$(9)	$79
__________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 11.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

10. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Prepaid legal plans	$86	$73
Fee-based investment management	77	71
Recordkeeping and administrative services (1)	50	58
Administrative services-only contracts	53	56
Other revenue from service contracts from customers	71	64
Total revenues from service contracts from customers	337	322
Other	157	152
Total other revenues	$494	$474
__________________

(1)	Related to products and businesses no longer actively marketed by the Company.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Employee related costs	$922	$937
Third party staffing costs	369	380
General and administrative expenses	223	243
Pension, postretirement and postemployment benefit costs	56	49
Premium taxes, other taxes, and licenses & fees	170	179
Commissions and other variable expenses	1,449	1,416
Capitalization of DAC	(812)	(796)
Amortization of DAC and VOBA	624	693
Amortization of negative VOBA	(10)	(22)
Interest expense on debt	234	286
Total other expenses	$3,225	$3,365

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

	Three Months Ended March 31,
	2019	2018
	Severance
	(In millions)
Balance, beginning of period	$23	$22
Restructuring charges	7	9
Cash payments	(13)	(12)
Balance, end of period	$17	$19
Total restructuring charges incurred since inception of initiative	$143	$82
Management anticipates further restructuring charges through the year ending December 31, 2019. However, such restructuring plans were not sufficiently developed to enable management to make an estimate of such restructuring charges at March 31, 2019.
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
The components of net periodic benefit costs, reported in other expenses, were as follows:

	Three Months Ended March 31,
	2019		2018
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$58	$1	$60	$1
Interest costs	104	13	96	11
Expected return on plan assets	(122)	(16)	(133)	(18)
Amortization of net actuarial (gains) losses	48	(12)	44	(8)
Amortization of prior service costs (credit)	(4)	(3)	—	(5)
Net periodic benefit costs (credit)	$84	$(17)	$67	$(19)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

12. Income Tax
The Company’s effective tax rates differ from the U.S. statutory rate typically due to non-taxable investment income, tax credits and foreign earnings taxed at different rates than the U.S. statutory rate. For the three months ended March 31, 2019, the Company’s provision for income tax expense (benefit) includes benefits of $9 million related to the effect of sequestration on the alternative minimum tax credit and $8 million related to the corporate tax deduction for stock compensation. For the three months ended March 31, 2018, the Company’s provision for income tax expense (benefit) includes a tax charge of $17 million related to a tax adjustment in Chile and a $5 million tax charge in Colombia to establish a deferred tax liability due to a change in tax status.
13. Earnings Per Common Share
The following table presents the weighted average shares, basic earnings per common share and diluted earnings per common share:

	Three Months Ended March 31,
	2019	2018
	(In millions, except per share data)
Weighted Average Shares:
Weighted average common stock outstanding - basic	956.5	1,035.9
Incremental common shares from assumed exercise or issuance of stock-based awards	6.8	8.5
Weighted average common stock outstanding - diluted	963.3	1,044.4
Net Income (Loss):
Net income (loss)	$1,385	$1,257
Less: Net income (loss) attributable to noncontrolling interests	4	4
Less: Preferred stock dividends	32	6
Net income (loss) available to MetLife, Inc.’s common shareholders	$1,349	$1,247
Basic	$1.41	$1.20
Diluted	$1.40	$1.19

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
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at March 31, 2019. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of March 31, 2019, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $550 million.
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
As reported in the 2018 Annual Report, MLIC received approximately 3,359 asbestos-related claims in 2018. For the three months ended March 31, 2019 and 2018, MLIC received approximately 843 and 823 new asbestos-related claims, respectively. See Note 20 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report for historical information concerning asbestos claims and MLIC’s update in its recorded liability at December 31, 2018. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through March 31, 2019.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
14. Contingencies, Commitments and Guarantees (continued)

Owens v. Metropolitan Life Insurance Company (N.D. Ga., filed April 17, 2014)
Plaintiff filed this class action lawsuit on behalf of persons for whom MLIC established a Total Control Account (“TCA”) to pay death benefits under an Employee Retirement Income Security Act of 1974 (“ERISA”) plan. The action alleges that MLIC’s use of the TCA as the settlement option for life insurance benefits under some group life insurance policies violates MLIC’s fiduciary duties under ERISA. As damages, plaintiff seeks disgorgement of profits that MLIC realized on accounts owned by members of the class. In addition, plaintiff, on behalf of a subgroup of the class, seeks interest under Georgia’s delayed settlement interest statute, alleging that the use of the TCA as the settlement option did not constitute payment. On September 27, 2016, the court denied MLIC’s summary judgment motion in full and granted plaintiff’s partial summary judgment motion. On September 29, 2017, the court certified a nationwide class. The court also certified a Georgia subclass. The Company intends to defend this action vigorously.
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
Total Asset Recovery Services, LLC. v. MetLife, Inc., et al. (Supreme Court of the State of New York, County of New York, filed December 27, 2017)
Total Asset Recovery Services (“The Relator”) brought an action under the qui tam provision of the New York False Claims Act (the “Act”) on behalf of itself and the State of New York. The Relator originally filed this action under seal in 2010, and the complaint was unsealed on December 19, 2017. The Relator alleges that MetLife, Inc., MLIC, and several other insurance companies violated the Act by filing false unclaimed property reports with the State of New York from 1986 to 2017, to avoid having to escheat the proceeds of more than 25,000 life insurance policies, including policies for which the defendants escheated funds as part of their demutualizations in the late 1990s. The Relator seeks treble damages and other relief. On April 3, 2019, the Court granted MetLife, Inc.’s and MLIC’s motion to dismiss and dismissed the complaint in its entirety. The Relator filed a notice of appeal with the Appellate Division of the New York State Supreme Court, First Division.

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
Regulatory Matters
The Division of Enforcement of the SEC is investigating this issue and several additional regulators have made similar inquiries. It is possible that other jurisdictions may pursue similar investigations or inquiries.
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
Derivative Actions and Demands
Kates v. Kandarian, et al. (E.D.N.Y., filed January 18, 2019)
A shareholder seeking to sue derivatively on behalf of MetLife, Inc. commenced an action in federal court against certain current and former members of the MetLife, Inc. Board of Directors. Plaintiff asserts claims for breach of fiduciary duty, gross mismanagement, waste of corporate assets, as well as securities fraud claims. Plaintiff alleges that the defendants disseminated or approved public statements that failed to disclose that MetLife’s practices and procedures for estimating reserves for certain group annuity benefits were inadequate, and that MetLife had inadequate internal control over financial reporting. Plaintiff alleges that because of the defendants’ breaches of duty, MetLife, Inc. has incurred damage to its reputation and has suffered other unspecified damages. The defendants intend to defend this action vigorously.
Felt, et al. v. Grise, et al. (D. Del., filed April 29, 2019)
Two shareholders seeking to sue derivatively on behalf of MetLife, Inc. commenced an action in federal court against certain current and former members of the MetLife, Inc. Board of Directors and certain current and former officers of MetLife, Inc. Plaintiffs assert, among other things, claims for breach of fiduciary duty, gross mismanagement, waste of corporate assets, as well as securities fraud claims. Plaintiffs allege that the defendants disseminated or approved public statements that failed to disclose that MetLife’s practices and procedures for estimating reserves for certain group annuity benefits were inadequate, and that MetLife had inadequate internal control over financial reporting. Plaintiffs allege that because of the defendants’ breaches of duty, MetLife, Inc. has incurred damage to its reputation and has suffered other unspecified damages. The defendants intend to defend this action vigorously.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $3.5 billion and $4.0 billion at March 31, 2019 and December 31, 2018, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $7.0 billion and $7.7 billion at March 31, 2019 and December 31, 2018, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $329 million, with a cumulative maximum of $767 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $7 million at both March 31, 2019 and December 31, 2018 for indemnities, guarantees and commitments.
15. Subsequent Events
Common Stock Dividend
On April 23, 2019, the MetLife, Inc. Board of Directors declared a second quarter 2019 common stock dividend of $0.44 per share payable on June 13, 2019 to shareholders of record as of May 7, 2019. The Company estimates that the aggregate dividend payment will be $419 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information
For purposes of this discussion, “MetLife,” the “Company,” “we,” “our” and “us” refer to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates. This discussion should be read in conjunction with MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”), the cautionary language regarding forward-looking statements included below, the “Risk Factors” set forth in Part II, Item 1A, and the additional risk factors referred to therein, “Quantitative and Qualitative Disclosures About Market Risk” and the Company’s interim condensed consolidated financial statements included elsewhere herein.
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
Current Period Highlights
During the three months ended March 31, 2019, overall sales increased compared to the prior period primarily from improved sales in our Retirement and Income Solutions (“RIS”) business and in Japan. While positive net flows drove an increase in our investment portfolio, investment yields declined and interest credited rates were higher. Underwriting experience was favorable compared to the prior period. A favorable change in net investment gains (losses) was primarily due to prior period losses resulting from the change in estimated fair value of Brighthouse Financial, Inc. common stock, as well as a decrease in mark-to-market losses on equity securities. An unfavorable change in net derivative gains (losses) was primarily the result of changes in key equity index levels, interest rates and foreign currency exchange rates.

The following represents segment level results and percentage contributions to total segment level adjusted earnings available to common shareholders for the three months ended March 31, 2019:
__________________

(1)	Excludes Corporate & Other adjusted loss available to common shareholders of $193 million.

(2)
Consistent with GAAP guidance for segment reporting, adjusted earnings is our GAAP measure of segment performance. For additional information, see Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.

Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018

Consolidated Results - Highlights
Net income (loss) available to MetLife, Inc.’s common shareholders up $102 million:

		•	Favorable change in net investment gains (losses) of $348 million ($275 million, net of income tax)

		•	Unfavorable change in net derivative gains (losses) of $234 million ($185 million, net of income tax)

		•	Adjusted earnings available to common shareholders essentially unchanged

(1) See “— Results of Operations — Consolidated Results” and “— Non-GAAP and Other Financial Disclosures” for reconciliations and definitions of non-GAAP financial measures.
Consolidated Results - Adjusted Earnings Highlights
Adjusted earnings available to common shareholders essentially unchanged:
•	Our results for the three months ended March 31, 2019 included the following:
	•	expenses associated with our previously announced unit cost initiative of $55 million, net of income tax
•	Our results for the three months ended March 31, 2018 included the following:
	•	expenses associated with our previously announced unit cost initiative of $34 million, net of income tax
	•	favorable reserve adjustment of $62 million, net of income tax, relating to certain variable annuity guarantees assumed from a former joint venture in Japan
For a more in-depth discussion of our consolidated results, see “— Results of Operations — Consolidated Results,” “— Results of Operations — Consolidated Results — Adjusted Earnings” and “— Results of Operations — Segment Results and Corporate & Other.”
Industry Trends
The following information on industry trends should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends” in Part II, Item 7, of the 2018 Annual Report.
We continue to be impacted by the changing global financial and economic environment that has been affecting the industry.
Financial and Economic Environment
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility and disruptions in global capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors. See “Risk Factors — Economic Environment and Capital Markets Risks — Difficult Economic Conditions May Adversely Affect Our Business, Results of Operations and Financial Condition” in the 2018 Annual Report.

We have market presence in numerous countries and, therefore, our business operations are exposed to risks posed by local and regional economic conditions. For example, MetLife is the largest provider of benefits to Mexican federal government personnel and public officials, however, the new administration of President López Obrador of Mexico is implementing an austerity plan which, among other measures, has eliminated benefits such as major medical insurance and contributions to additional savings benefit insurance for such individuals. See “Business — Regulation — Fiscal Measures” and “Risk Factors — Economic Environment and Capital Markets Risks — Difficult Economic Conditions May Adversely Affect Our Business, Results of Operations and Financial Condition — Currency Exchange Rate Risk” in the 2018 Annual Report.
We are closely monitoring political and economic conditions that might contribute to global market volatility and impact our business operations, investment portfolio and derivatives. For example, events following the United Kingdom’s (“U.K.”) referendum on June 23, 2016 and the uncertainties, including foreign currency exchange risks, associated with its planned withdrawal from the European Union (“EU”), have contributed to global market volatility. These factors could contribute to weakening Gross Domestic Product growth, primarily in the U.K. and, to a lesser degree, in continental Europe. The magnitude and longevity of the potential negative economic impacts would depend on the detailed agreements reached by the U.K. and the EU as a result of the negotiations regarding future trade and other arrangements. See “— Investments — Current Environment — Selected Country and Sector Investments.” We are also monitoring the imposition of tariffs or other barriers to international trade, changes to international trade agreements, and their potential impacts on our business, results of operations and financial condition. In addition, the possibility of additional government shutdowns or a failure to raise the debt ceiling, due to a policy impasse or otherwise, could adversely impact our business and liquidity. See “— Regulatory Developments — Regulation — Cross-Border Trade,” as well as “Business — Regulation — Cross-Border Trade” and “Business — Regulation — Fiscal Measures” in the 2018 Annual Report. See also “Risk Factors — Economic Environment and Capital Markets Risks — Difficult Economic Conditions May Adversely Affect Our Business, Results of Operations and Financial Condition” and “Risk Factors — Business Risks — The Global Nature of Our Operations Exposes Us to a Variety of Political, Legal, Operational, Economic and Other Risks” in the 2018 Annual Report.
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
In formulating economic assumptions for its insurance contract assumptions, the Company uses projections that it makes regarding interest rates. Included in these assumptions is the projection that the 10-year Treasury rate will rise to 4.25% by 2026. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment — Low Interest Rate Scenario” included in the 2018 Annual Report for further information.
Competitive Pressures
The life insurance industry remains highly competitive. See “Business — Competition” in the 2018 Annual Report. Product development is focused on differentiation leading to more intense competition with respect to product features and services. Several of the industry’s products can be quite homogeneous and subject to intense price competition. Cost reduction efforts are a priority for industry players, with benefits resulting in price adjustments to favor customers and reinvestment capacity. Larger companies have the ability to invest in brand equity, product development, technology optimization, risk management, and innovation, which are among the fundamentals for sustained profitable growth in the life insurance industry. Insurers are focused on their core businesses, specifically in markets where they can achieve scale. Insurers are increasingly seeking alternative sources of revenue; there is a focus on monetization of assets, fee-based services, and opportunities to offer comprehensive solutions, which include providing value-added services along with traditional products. Financial strength and flexibility and technology modernization are prerequisites for sustainable growth in the life insurance industry. Larger market participants tend to have the capacity to invest in analytics, distribution, and information technology and have the capability to engage with the new digital entrants. There is a shift in distribution from proprietary to third party models in mature markets, due to the lower cost structure. Evolving customer expectations are having a significant impact on the competitive environment as insurers strive to offer the superior customer service demanded by an increasingly sophisticated industry client base. We believe that the continued volatility of the financial markets and its impact on the capital position of many competitors will continue to strain the competitive environment. Legislative and other changes affecting the regulatory environment can also affect the competitive environment within the life insurance industry and within the broader financial services industry. See “— Industry Trends — Regulatory Developments,” as well as “Business — Regulation” in the 2018 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments.” We believe that the aforementioned factors have highlighted financial strength, technology efficiency, and organizational agility as the most significant differentiators and, as a result, we believe the Company is well positioned to compete in this environment.
Regulatory Developments
The following discussion on regulatory developments should be read in conjunction with “Business — Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments” in the 2018 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments.”
Regulation
Insurance Regulation
NAIC
In 2015, the National Association of Insurance Commissioners (“NAIC”) commenced an initiative to study variable annuity solvency regulations, with the goal of curtailing the use of variable annuity captives. In connection with this initiative, the NAIC engaged a third-party consultant to develop recommendations regarding reserve and capital requirements. Following several public exposures of the consultant’s recommendations, the NAIC adopted a new variable annuity framework, which is designed to reduce the level and volatility of the non-economic aspect of reserve and risk-based capital requirements for variable annuity products. The NAIC is now preparing technical language to be included in various NAIC manuals and guidelines to implement the new framework. We cannot predict the impact of this framework on our business until such technical requirements of the framework are completed, and we cannot predict if state insurance regulators will adopt standards different from the NAIC framework. The New York Department of Financial Services (“NYDFS”) is also pursuing a similar initiative that may deviate from the NAIC work product. At this time, we cannot predict the changes the NYDFS will propose in new variable annuity reserving standards or quantify the impact on Metropolitan Life Insurance Company (“MLIC”).

Cybersecurity and Privacy Regulation
In addition, on October 24, 2017, the NAIC adopted the Insurance Data Security Model Law (the “Cybersecurity Model Law”), which establishes standards for data security and for the investigation of and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. The Cybersecurity Model Law has only been adopted by a few states. As adopted by these states, and if adopted as state legislation elsewhere, the Cybersecurity Model Law would impose significant new regulatory burdens intended to protect the confidentiality, integrity and availability of information systems. A drafting note in the Cybersecurity Model Law states that a licensee’s compliance with the New York cybersecurity regulation is intended to constitute compliance with the Cybersecurity Model Law.
Cross-Border Trade
On June 23, 2016, the U.K. held a referendum regarding its membership in the EU, resulting in a vote in favor of leaving the EU. The U.K. government triggered the withdrawal process by notifying the EU on March 29, 2017 of the U.K.’s intention to withdraw from the EU (the “Article 50 Notification”). The member withdrawal provisions in the applicable EU treaty provide that the U.K. and the EU will negotiate a withdrawal agreement during a two-year period, unless such period is extended by unanimous vote of the other EU member states or the U.K. withdraws its Article 50 Notification. In April 2019, the Article 50 negotiation period was extended until October 31, 2019. In the meantime, the U.K. remains a member of the EU with unchanged rights to access the single EU market in goods and services. Our U.K. business model utilizes certain rights to operate cross-border insurance and investment operations, which may be modified or eliminated as a result of the U.K. exiting the EU. If the U.K. does not approve and conclude a withdrawal agreement with the EU by the end of the Article 50 negotiating period, the U.K. may cease to be a member of the EU, without an agreement governing its future relationship with the EU. In such a scenario, MetLife expects to maintain its existing operating model, including as an inbound EEA-insurer under the U.K.’s Temporary Permissions Regime, which is due to last for at least three years and will permit MetLife to carry on its insurance business in the U.K. during that period. Operating expenses within our businesses could increase as a result of such changes.
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
The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report.

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
Segment net investment income is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact our consolidated net investment income, net income (loss), or adjusted earnings.
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

Results of Operations
Consolidated Results
Business Overview. Overall sales for the three months ended March 31, 2019 increased over prior period levels reflecting higher sales in the majority of our businesses. Sales increased in all of the businesses in our U.S. segment, primarily driven by our RIS business due to increases in funding agreements and sales of structured settlement products. In addition, Group Benefits sales improved in both our voluntary and core businesses. Growth in sales of accident & health products, as well as foreign currency-denominated life and annuities products, in Japan were the primary drivers of higher sales in our Asia segment. In our Latin America segment, higher sales of individual and group accident & health products in Mexico were partially offset by a decline in sales in Chile and Brazil. In our EMEA segment, increases in our employee benefits business in the U.K. and our credit life business in Turkey were partially offset by a decline in sales of our life insurance business in the Gulf.

	Three Months Ended March 31,
	2019	2018
	(In millions)
Revenues
Premiums	$9,405	$9,178
Universal life and investment-type product policy fees	1,365	1,392
Net investment income	4,908	3,745
Other revenues	494	474
Net investment gains (losses)	15	(333)
Net derivative gains (losses)	115	349
Total revenues	16,302	14,805
Expenses
Policyholder benefits and claims and policyholder dividends	9,372	9,015
Interest credited to policyholder account balances	1,961	769
Capitalization of DAC	(812)	(796)
Amortization of DAC and VOBA	624	693
Amortization of negative VOBA	(10)	(22)
Interest expense on debt	234	286
Other expenses	3,189	3,204
Total expenses	14,558	13,149
Income (loss) before provision for income tax	1,744	1,656
Provision for income tax expense (benefit)	359	399
Net income (loss)	1,385	1,257
Less: Net income (loss) attributable to noncontrolling interests	4	4
Net income (loss) attributable to MetLife, Inc.	1,381	1,253
Less: Preferred stock dividends	32	6
Net income (loss) available to MetLife, Inc.’s common shareholders	$1,349	$1,247
Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018
During the three months ended March 31, 2019, net income (loss) increased $128 million from the prior period, primarily driven by a favorable change in net investment gains (losses), partially offset by an unfavorable change in net derivative gains (losses).

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
Certain variable annuity products with guaranteed minimum benefits contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value recorded in net derivative gains (losses). We use freestanding derivatives to hedge the market risks inherent in these variable annuity guarantees. Ongoing refinement of the strategy may be required to take advantage of NAIC rules related to a statutory accounting election for derivatives that mitigate interest rate sensitivity related to variable annuity guarantees. The restructured hedge strategy is classified as a macro hedge program, included in the non-VA program derivatives section of the table below, to protect our overall statutory capital from significant adverse economic conditions. The valuation of these embedded derivatives includes a nonperformance risk adjustment, which is unhedged, and can be a significant driver of net derivative gains (losses) and volatility in earnings, but does not have an economic impact on us.

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

	Three Months Ended March 31,
	2019	2018
	(In millions)
Non-VA program derivatives
Interest rate	$427	$(97)
Foreign currency exchange rate	(2)	287
Credit	137	(29)
Equity	(226)	17
Non-VA embedded derivatives	(83)	26
Total non-VA program derivatives	253	204
VA program derivatives
Market risks in embedded derivatives	385	(4)
Nonperformance risk adjustment on embedded derivatives	(62)	20
Other risks in embedded derivatives	(47)	(5)
Total embedded derivatives	276	11
Freestanding derivatives hedging embedded derivatives	(414)	134
Total VA program derivatives	(138)	145
Net derivative gains (losses)	$115	$349
The favorable change in net derivative gains (losses) on non-VA program derivatives was $49 million ($39 million, net of income tax). This was primarily due to a favorable change in interest rate impact due to: (i) long-term U.S. interest rates decreasing in the current period and increasing in the prior period, favorably impacting receive fixed interest rate swaps, total rate of return swaps and options; and (ii) mid-term rates decreasing in the current period and increasing in the prior period, negatively impacting interest rate caps. In addition, credit spreads narrowed in the current period and widened in the prior period, favorably impacting written credit default swaps used in replications. These favorable impacts were partially offset by the unfavorable impact of the Japanese yen weakening relative to the U.S. dollar in the current period versus strengthening in the prior period unfavorably impacting foreign currency forwards that primarily hedge foreign currency-denominated bonds. Also, equity markets increased in the current period and decreased in the prior period, unfavorably impacting equity options acquired primarily as part of our macro hedge program. There was also a change in the value of the underlying assets, unfavorably impacting non-VA embedded derivatives related to funds withheld on a certain reinsurance agreement. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the items being hedged.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $283 million ($224 million, net of income tax). This was due to an unfavorable change of $159 million ($126 million, net of income tax) in freestanding derivatives hedging market risks in embedded derivatives, net of market risks in embedded derivatives, an unfavorable change of $82 million ($65 million, net of income tax) in the nonperformance risk adjustment on embedded derivatives, and an unfavorable change of $42 million, ($33 million, net of income tax) in other risks in embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The aforementioned $159 million ($126 million, net of income tax) unfavorable change reflects a $548 million ($433 million, net of income tax) unfavorable change in freestanding derivatives hedging market risks in embedded derivatives, partially offset by a $389 million ($307 million, net of income tax) favorable change in market risks in embedded derivatives.

The primary changes in market factors are summarized as follows:

•
Key equity index levels increased in the current period and decreased in the prior period, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives. For example, the S&P 500 Index increased 13% in the current period and decreased 1% in the prior period.

•
Changes in foreign currency exchange rates contributed to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives related to the assumed variable annuity guarantees from our former operating joint venture in Japan. For example, the Japanese yen weakened against the U.S. dollar by 1% in the current period and strengthened by 6% in the prior period.

•
Long-term U.S. interest rates decreased in the current period and increased in the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the 30-year U.S. swap rate decreased 26 basis points in the current period and increased 28 basis points in the prior period.

The aforementioned $42 million ($33 million, net of income tax) unfavorable change in other risks in embedded derivatives reflects increased guarantee claims costs and a combination of other factors, which include fees being deducted from accounts, changes in the benefit base, premiums, lapses, withdrawals and deaths.
The aforementioned $82 million ($65 million, net of income tax) unfavorable change in the nonperformance risk adjustment on embedded derivatives resulted from an unfavorable change of $34 million, before income tax, as a result of model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, in addition to an unfavorable change of $48 million, before income tax, related to changes in our own credit spread.
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
Net Investment Gains (Losses). The favorable change in net investment gains (losses) of $348 million ($275 million, net of income tax) primarily reflects prior period losses representing the change in estimated fair value of Brighthouse Financial, Inc. common stock, as well as a decrease in mark-to-market losses on equity securities, both of which were measured at fair value through net income. Additionally, there were lower losses on sales of fixed maturity securities AFS in the current period versus the prior period.
Taxes. Income tax expense for the three months ended March 31, 2019 was $359 million, or 21% of income (loss) before provision for income tax, compared with $399 million, or 24% of income (loss) before provision for income tax, for the three months ended March 31, 2018. The Company’s effective tax rates differ from the U.S. statutory rate of 21% typically due to non-taxable investment income, tax credits for investments in low income housing, and foreign earnings taxed at different rates than the U.S. statutory rate. Our current period results include benefits of $9 million related to the effect of sequestration on the alternative minimum tax credit and $8 million related to the corporate tax deduction for stock compensation. Our prior period results include tax charges of $17 million related to a tax adjustment in Chile and $5 million to establish a deferred tax liability due to a change in tax status in Colombia.

Adjusted Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use adjusted earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of adjusted earnings and other financial measures based on adjusted earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings and other financial measures based on adjusted earnings allow analysis of our performance relative to our business plan and facilitate comparisons to industry results. Adjusted earnings should not be viewed as a substitute for net income (loss). Adjusted earnings available to common shareholders and adjusted earnings available to common shareholders on a constant currency basis should not be viewed as substitutes for net income (loss) available to MetLife, Inc.’s common shareholders. Adjusted earnings available to common shareholders were essentially unchanged at $1.4 billion, net of income tax, for both the three months ended March 31, 2019 and 2018.

Reconciliation of net income (loss) to adjusted earnings available to common shareholders
Three Months Ended March 31, 2019

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Net income (loss)	$756	$455	$162	$79	$120	$(187)	$1,385
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(37)	7	31	(11)	24	1	15
Net derivative gains (losses)	137	165	75	(11)	(220)	(31)	115
Premiums	—	—	—	—	—	—	—
Universal life and investment-type product policy fees	—	1	—	4	22	—	27
Net investment income	(56)	113	9	590	(32)	3	627
Other revenues	—	2	—	—	—	68	70
Expenses:
Policyholder benefits and claims and policyholder dividends	(6)	—	(69)	21	(77)	—	(131)
Interest credited to policyholder account balances	3	(133)	(19)	(564)	—	—	(713)
Capitalization of DAC	—	—	—	—	—	—	—
Amortization of DAC and VOBA	—	(4)	—	1	34	—	31
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—
Other expenses	—	(1)	3	(21)	—	(69)	(88)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	(9)	(51)	(2)	(16)	52	2	(24)
Adjusted earnings	$724	$356	$134	$86	$317	(161)	1,456
Less: Preferred stock dividends						32	32
Adjusted earnings available to common shareholders						$(193)	$1,424

Three Months Ended March 31, 2018

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Net income (loss)	$489	$564	$186	$87	$344	$(413)	$1,257
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(110)	78	3	(6)	(106)	(192)	(333)
Net derivative gains (losses)	(54)	259	149	1	34	(40)	349
Premiums	—	—	—	—	—	—	—
Universal life and investment-type product policy fees	—	(4)	7	6	23	—	32
Net investment income	(54)	(86)	(7)	(293)	(39)	5	(474)
Other revenues	—	4	—	—	—	79	83
Expenses:
Policyholder benefits and claims and policyholder dividends	8	—	(49)	5	(11)	—	(47)
Interest credited to policyholder account balances	1	74	(16)	289	—	—	348
Capitalization of DAC	—	—	1	—	—	—	1
Amortization of DAC and VOBA	—	7	—	1	(4)	—	4
Amortization of negative VOBA	—	1	—	—	—	—	1
Interest expense on debt	—	—	—	—	—	—	—
Other expenses	—	(4)	—	(4)	—	(86)	(94)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	45	(92)	(42)	7	22	18	(42)
Adjusted earnings	$653	$327	$140	$81	$425	(197)	1,429
Less: Preferred stock dividends						6	6
Adjusted earnings available to common shareholders						$(203)	$1,423

Adjusted earnings available to common shareholders on a constant currency basis	$653	$316	$135	$70	$425	$(203)	$1,396

Consolidated Results —Adjusted Earnings
Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. Adjusted earnings were essentially unchanged as compared to the prior period due to offsetting variances as discussed below.
Foreign Currency. Changes in foreign currency exchange rates had a $27 million negative impact on adjusted earnings for the first quarter of 2019 compared to the prior period. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. We benefited from positive net flows from many of our businesses, which increased our invested asset base. Growth in the investment portfolios of our U.S., Asia, and Latin America segments resulted in higher net investment income. However, this was partially offset by a corresponding increase in interest credited expenses on certain insurance-related liabilities. Higher fee income in our Asia and Latin America segments was largely offset by lower fee income in our MetLife Holdings segment. In our U.S. segment, an increase in average premium per policy in our auto business improved adjusted earnings. Business growth also drove an increase in commissions, which was largely offset by higher DAC capitalization. A decrease in expenses was primarily due to the 2019 abatement of the annual health insurer fee under the Patient Protection and Affordable Care Act (”PPACA”). The combined impact of the items affecting our business growth resulted in a $78 million increase in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Excluding the impact of changes in foreign currency exchange rates on net investment income in our non-U.S. segments and changes in inflation rates on our inflation-indexed investments, investment yields decreased. Investment yields were negatively affected by lower returns on both private equities and real estate investments, as well as lower income on derivatives. These decreases were partially offset by higher returns on fair value option securities (“FVO Securities”) and higher yields on mortgage loans and fixed income securities. In addition, the impact of higher average interest credited rates on both our long-duration and deposit-type liabilities drove an increase in interest credited expenses. The changes in market factors discussed above, partially offset by lower DAC amortization, resulted in a $40 million decrease in adjusted earnings.
Underwriting and Other Insurance Adjustments. Favorable underwriting resulted in a $33 million increase in adjusted earnings primarily as a result of favorable morbidity and mortality, driven by our U.S. segment, as well as lower catastrophe losses. These favorable results were partially offset by unfavorable claims experience in our Asia segment, less favorable mortality experience in our MetLife Holdings segment and unfavorable mortality experience in our Latin America segment. Refinements to DAC and certain insurance-related liabilities, which were recorded in both periods, resulted in a $64 million decrease in adjusted earnings, most notably in our MetLife Holdings segment.
Interest Expense on Debt. Interest expense on debt decreased by $41 million, primarily due to the exchange of senior notes for Brighthouse Financial, Inc. common stock and the redemption of senior notes for cash in 2018.
Preferred Stock Dividends. Preferred stock dividends increased $26 million as a result of the issuance of Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D (“Series D preferred stock”) in March 2018 and Non-Cumulative Preferred Stock, Series E (“Series E preferred stock”) in June 2018.
Expenses. Expenses increased $11 million as a result of higher costs associated with corporate initiatives and projects, including the continued investment in our unit cost initiative, partially offset by lower interest on uncertain tax positions.
Taxes. Our effective tax rates differ from the U.S. statutory rate of 21% typically due to nontaxable investment income, tax credits for investments in low income housing, and foreign earnings taxed at different rates than the U.S. statutory rate. Lower utilization of tax preferenced items decreased adjusted earnings by $23 million from the prior period. Our current period results include benefits of $9 million related to the effect of sequestration on the alternative minimum tax credit and $8 million related to the corporate tax deduction for stock compensation. Our prior period results include tax charges of $17 million related to a tax adjustment in Chile and $5 million to establish a deferred tax liability due to a change in tax status in Colombia.

Segment Results and Corporate & Other
U.S.
Business Overview. Sales increased across the segment for the three months ended March 31, 2019 compared to the prior period, primarily driven by our RIS business, primarily due to increases in funding agreements and higher sales of structured settlement products. Changes in premiums for the RIS business were almost entirely offset by the related changes in policyholder benefits and claims. Sales increased in our Group Benefits business as compared to the prior period, as sales in both our voluntary and core products improved. In our Property & Casualty business, sales improved over the prior period, primarily in our homeowners business.

	Three Months Ended March 31,
	2019	2018
	(In millions)
Adjusted revenues
Premiums	$5,567	$5,217
Universal life and investment-type product policy fees	270	258
Net investment income	1,719	1,662
Other revenues	221	204
Total adjusted revenues	7,777	7,341
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	5,373	5,138
Interest credited to policyholder account balances	501	407
Capitalization of DAC	(114)	(106)
Amortization of DAC and VOBA	114	115
Interest expense on debt	2	2
Other expenses	993	961
Total adjusted expenses	6,869	6,517
Provision for income tax expense (benefit)	184	171
Adjusted earnings	$724	$653
Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. Net investment income improved as a result of higher average invested assets, primarily due to the impact of prior year pension risk transfer sales. However, consistent with the growth in average invested assets from increased premiums, interest credited expenses on long-duration liabilities increased. An increase in average premium per policy in our auto business, partially offset by a decrease in exposures, improved adjusted earnings. Higher volume-related and premium tax expenses were partially offset by lower direct expenses, including certain employee-related expenses. This net increase in expenses, mostly offset by the decrease due to the 2019 abatement of the annual health insurer fee under the PPACA, were more than offset by a corresponding increase in premiums, fees and other revenues. The combined impact of the items affecting our business growth increased adjusted earnings by $44 million.
Market Factors. Market factors, including interest rate levels, variability in equity market returns and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased primarily due to lower returns on private equities and real estate investments, as well as lower income from derivatives, partially offset by higher yields on mortgage loans. The net increase in investment yields was more than offset by the impact of higher average interest credited rates on both our long-duration and deposit-type liabilities, which drove an increase in interest credited expenses. The changes in market factors discussed above resulted in a $63 million decrease in adjusted earnings.

Underwriting and Other Insurance Adjustments. Favorable claims experience in our Group Benefits business resulted in a $47 million increase in adjusted earnings. This was primarily driven by lower claim severity, favorable renewal results and an increase in recoveries in our group disability business. The impact of growth in the business and favorable claims experience in both our accident & health and individual disability businesses also contributed to the increase in adjusted earnings. Mortality results improved $32 million as compared to the prior period as a result of favorable claims experience in our term life business (primarily due to the unfavorable impact of the influenza virus in the prior period), favorable prior period development and lower incidence, partially offset by less favorable mortality in our universal life, accidental death & dismemberment and pension risk transfer businesses. In our Property & Casualty business, adjusted earnings decreased by $6 million as lower catastrophe-related losses were more than offset by higher commercial losses and loss adjustment expenses. Non-catastrophe claim costs in our auto and homeowner businesses were flat, with higher severities being offset by lower frequencies. Refinements to certain insurance and other liabilities, which were recorded in both periods, resulted in a $22 million increase in adjusted earnings.
Asia
Business Overview. Sales for the three months ended March 31, 2019 increased compared to the prior period, primarily driven by growth in sales of accident & health products, as well as foreign currency-denominated life and annuities products, in Japan.

	Three Months Ended March 31,
	2019	2018
	(In millions)
Adjusted revenues
Premiums	$1,699	$1,748
Universal life and investment-type product policy fees	406	394
Net investment income	880	795
Other revenues	16	15
Total adjusted revenues	3,001	2,952
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	1,319	1,343
Interest credited to policyholder account balances	403	351
Capitalization of DAC	(479)	(465)
Amortization of DAC and VOBA	307	314
Amortization of negative VOBA	(9)	(15)
Other expenses	955	952
Total adjusted expenses	2,496	2,480
Provision for income tax expense (benefit)	149	145
Adjusted earnings	$356	$327
Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $11 million for the first quarter of 2019 compared to the prior period, primarily due to the weakening of the Japanese yen and Korean won against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Asia’s premiums, fees and other revenues increased slightly as compared to the prior period as higher sales of fee-based foreign currency-denominated life and annuities products and accident & health products was largely offset by a decline in sales of premium-based yen-denominated life products. The decrease in premiums from yen-denominated life products was partially offset by a related decline in policyholder benefits. Positive net flows in Japan and Korea resulted in higher average invested assets, which improved net investment income. The increase in net investment income was partially offset by a corresponding increase in interest credited expenses on certain insurance liabilities. The combined impact of the items affecting our business growth improved adjusted earnings by $44 million.

Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment results were favorably impacted by an increase in higher-yielding fixed income securities supporting U.S. dollar-denominated products sold in Japan, partially offset by lower yields on fixed income securities in Korea. In addition, higher returns from real estate investments and derivatives improved net investment income. The changes in market factors discussed above increased adjusted earnings by $22 million.
Underwriting and Other Insurance Adjustments. Higher claims and lapses in Japan decreased adjusted earnings by $24 million. Refinements to certain insurance liabilities and other liabilities in the current period also resulted in a $4 million decrease in adjusted earnings.
Latin America
Business Overview. Sales for the three months ended March 31, 2019 increased compared to the prior period, primarily driven by higher sales of individual and group accident & health products in Mexico, partially offset by a decline in sales in Chile and Brazil.

	Three Months Ended March 31,
	2019	2018
	(In millions)
Adjusted revenues
Premiums	$646	$699
Universal life and investment-type product policy fees	284	282
Net investment income	296	276
Other revenues	12	8
Total adjusted revenues	1,238	1,265
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	597	646
Interest credited to policyholder account balances	94	98
Capitalization of DAC	(94)	(94)
Amortization of DAC and VOBA	78	60
Interest expense on debt	1	2
Other expenses	366	338
Total adjusted expenses	1,042	1,050
Provision for income tax expense (benefit)	62	75
Adjusted earnings	$134	$140
Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $5 million for the first quarter of 2019 compared to the prior period mainly due to the weakening of the Mexican and Chilean pesos against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Latin America experienced growth across several lines of business primarily within Mexico. This growth resulted in increased premiums and policy fee income, which was largely offset by related changes in policyholder benefits. Positive net flows, primarily from Chile and Argentina, resulted in an increase in average invested assets and generated higher net investment income. Although business growth drove an increase in commissions, net of DAC capitalization, this was more than offset by decreases in interest credited expense on certain insurance liabilities and other variable expenses. The combined impact of the items affecting business growth, partially offset by higher DAC amortization, increased adjusted earnings by $14 million.

Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields increased, driven by higher yields on FVO Securities, due to the favorable impact of equity markets in our Chilean encaje, and fixed income securities in Mexico and Argentina. These increases in investment yields were partially offset by lower derivative income in Chile. The changes in market factors discussed above increased adjusted earnings by $30 million.
Underwriting and Other Insurance Adjustments. Unfavorable underwriting resulted in a $7 million decrease to adjusted earnings primarily driven by higher claims experience in Mexico. Refinements to certain insurance liabilities and other adjustments in both periods, primarily in Brazil, Chile and Mexico, resulted in a $3 million increase to adjusted earnings.
Expenses and Taxes. A $45 million increase in expenses was primarily the result of a prior period reduction of a litigation reserve in Argentina, along with various other expense increases. Certain tax-related adjustments in both periods, primarily related to foreign exchange volatility in Argentina, resulted in a net decrease in adjusted earnings of $16 million. Prior period results also include tax expenses of $20 million primarily driven by a $17 million tax charge related to a tax adjustment in Chile and a $5 million tax charge in Colombia to establish a deferred tax liability due to a change in tax status.
EMEA
Business Overview. Sales for the three months ended March 31, 2019 increased compared to the prior period, primarily driven by increases in our employee benefits business in the U.K. and our credit life business in Turkey, partially offset by a decline in sales of our life insurance business in the Gulf.

	Three Months Ended March 31,
	2019	2018
	(In millions)
Adjusted revenues
Premiums	$542	$551
Universal life and investment-type product policy fees	103	112
Net investment income	74	75
Other revenues	14	16
Total adjusted revenues	733	754
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	284	294
Interest credited to policyholder account balances	24	25
Capitalization of DAC	(117)	(118)
Amortization of DAC and VOBA	92	106
Amortization of negative VOBA	(1)	(6)
Other expenses	338	351
Total adjusted expenses	620	652
Provision for income tax expense (benefit)	27	21
Adjusted earnings	$86	$81
Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $11 million for the first quarter of 2019 as compared to the prior period, primarily driven by the strengthening of the U.S. dollar against the Turkish lira, the euro, the Polish zloty and the British pound. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Growth from our accident & health and credit life businesses in Turkey and across several European markets increased adjusted earnings by $4 million.
Market Factors. Market factors, including interest rate levels and variability in equity market returns, impacted our results favorably by $7 million primarily due to higher yields in Turkey and Ukraine.

Underwriting and Other Insurance Adjustments. Favorable underwriting, primarily in our accident & health business in the Gulf and Turkey, as well as favorable underwriting in our employee benefits business in the Gulf, increased adjusted earnings by $8 million. In addition, adjusted earnings increased by $3 million due to current period refinements to certain liabilities recorded in our life insurance business in the Czech Republic.
Taxes. Adjusted earnings decreased by $4 million due to an unfavorable revision to a tax asset in Greece.
MetLife Holdings
Business Overview. Our MetLife Holdings segment consists of operations relating to products and businesses, previously included in our former retail business, that we no longer actively market in the United States. We anticipate an average decline in premiums, fees and other revenues of approximately 5% per year from expected business run-off.

	Three Months Ended March 31,
	2019	2018
	(In millions)
Adjusted revenues
Premiums	$927	$950
Universal life and investment-type product policy fees	274	314
Net investment income	1,287	1,352
Other revenues	67	67
Total adjusted revenues	2,555	2,683
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	1,648	1,550
Interest credited to policyholder account balances	226	236
Capitalization of DAC	(6)	(10)
Amortization of DAC and VOBA	63	100
Interest expense on debt	2	2
Other expenses	227	276
Total adjusted expenses	2,160	2,154
Provision for income tax expense (benefit)	78	104
Adjusted earnings	$317	$425
Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. Lower net investment income, resulting from a reduced invested asset base, primarily in fixed income securities, decreased adjusted earnings. The reduced invested asset base is primarily the result of negative net flows in our deferred annuities and life businesses. This decline was partially offset by invested asset growth from our long-term care business. The negative net flows in our deferred annuities business and a decrease in universal life deposits resulted in lower fee income. The combined impact of the items affecting our business growth, partially offset by lower DAC amortization, resulted in a $27 million decrease in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased primarily due to lower returns on private equities and real estate investments. Yields on fixed income securities also decreased. The decline in investment yields was partially offset by increased returns on FVO Securities. The changes in market factors discussed above, partially offset by lower DAC amortization, resulted in a $23 million decrease in adjusted earnings.
Underwriting and Other Insurance Adjustments. Adjusted earnings decreased $17 million, primarily driven by less favorable underwriting in our traditional life and annuity businesses. Refinements to DAC and certain insurance-related liabilities that were recorded in the prior period resulted in an $88 million decrease in adjusted earnings. This includes a prior period favorable reserve adjustment relating to certain variable annuity guarantees assumed from a former joint venture in Japan.

Expenses. Adjusted earnings increased by $40 million as a result of lower expenses, primarily due to declines in employee-related costs, as well as lower expenses as a result of enterprise-wide initiatives.
Corporate & Other

	Three Months Ended March 31,
	2019	2018
	(In millions)
Adjusted revenues
Premiums	$24	$13
Universal life and investment-type product policy fees	1	—
Net investment income	25	59
Other revenues	94	81
Total adjusted revenues	144	153
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	20	(3)
Capitalization of DAC	(2)	(2)
Amortization of DAC and VOBA	1	2
Interest expense on debt	229	280
Other expenses	222	232
Total adjusted expenses	470	509
Provision for income tax expense (benefit)	(165)	(159)
Adjusted earnings	(161)	(197)
Less: Preferred stock dividends	32	6
Adjusted earnings available to common shareholders	$(193)	$(203)
The table below presents adjusted earnings available to common shareholders by source:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Business activities	$13	$6
Net investment income	29	57
Interest expense on debt	(239)	(293)
Corporate initiatives and projects	(100)	(39)
Other	(29)	(87)
Provision for income tax (expense) benefit and other tax-related items	165	159
Preferred stock dividends	(32)	(6)
Adjusted earnings available to common shareholders	$(193)	$(203)
Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Activities. Adjusted earnings from business activities increased $6 million. This was primarily related to improved results from our start-up operations.
Net Investment Income. Losses on private equities and higher losses on tax credit partnerships in the current period were partially offset by an increase in yields on fixed income securities and higher returns on hedge funds, resulting in a decrease of $22 million in net investment income.

Interest Expense on Debt. Interest expense on debt decreased by $43 million, primarily due to the exchange of senior notes for Brighthouse Financial, Inc. common stock and the redemption of senior notes for cash in 2018.
Corporate Initiatives and Projects. Adjusted earnings decreased $48 million due to higher expenses associated with corporate initiatives and projects, most notably, costs associated with the continued investment in our unit cost initiative, partially offset by lower costs associated with certain other enterprise-wide initiatives.
Provision for Income Tax (Expense) Benefit and Other Tax-Related Items. Corporate & Other’s effective tax rate differs from the U.S. statutory rate of 21% typically due to benefits from the impact of certain permanent tax-preferenced items, including non-taxable investment income, tax credits for investments in low income housing and foreign earnings taxed at different rates than the U.S. statutory rate. Lower utilization of tax preferenced items decreased adjusted earnings by $5 million from the prior period. Our current period results include benefits of $9 million related to the effect of sequestration on the alternative minimum tax credit and $8 million related to the corporate tax deduction for stock compensation.
Other. Adjusted earnings increased $46 million, primarily as a result of lower interest expenses on tax positions, lower legal expenses and declines in various other expenses, partially offset by increases in certain corporate-related expenses.
Preferred Stock Dividends. Preferred stock dividends increased $26 million as a result of the issuance of Series D preferred stock in March 2018 and Series E preferred stock in June 2018.

Investments
Investment Risks
Our primary investment objective is to optimize, net of income tax, risk-adjusted net investment income and risk-adjusted total return while ensuring that assets and liabilities are managed on a cash flow and duration basis. The Investments Department, led by the Chief Investment Officer, manages investment risks through the Investments Risk Committee using a risk control framework comprised of policies, procedures and limits. This committee reviews and monitors investment risk limits and tolerances. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Investment Risks” included in the 2018 Annual Report for an explanation of investment risks and our risk control framework.
Current Environment
As a global insurance company, we continue to be impacted by the changing global financial and economic environment, as well as the monetary policy of central banks around the world. See “— Industry Trends — Financial and Economic Environment.” Measures taken by central banks, including with respect to the level of interest rates, may have an impact on the pricing levels of risk-bearing investments and may adversely impact our business operations, investment portfolio and derivatives. The current environment continues to impact our net investment income, net investment gains (losses), net derivative gains (losses), level of unrealized gains (losses) within the various asset classes in our investment portfolio, and our level of investment in lower yielding cash equivalents, short-term investments and government securities. See “Risk Factors — Economic Environment and Capital Markets Risks — Difficult Economic Conditions May Adversely Affect Our Business, Results of Operations and Financial Condition” included in the 2018 Annual Report.
European Investments
We maintain general account investments in Europe to support our insurance operations and related policyholder liabilities in these countries and certain of our non-European operations invest in Europe for diversification. In Europe, we have proactively mitigated risk in both direct and indirect exposures by investing in a diversified portfolio of high quality investments with a focus on the higher-rated countries, including the U.K., France, Germany, the Netherlands, Poland, Ireland and Belgium. The sovereign and agency debt of these countries continues to maintain investment grade credit ratings from all major rating agencies. European sovereign and agency fixed maturity securities AFS and perpetual hybrid securities classified as non-redeemable preferred stock are invested in a diversified portfolio of primarily non-financial services securities. At March 31, 2019, our exposure to European fixed maturity securities AFS, including loan-backed securities, totaled $42.4 billion, at estimated fair value, of which $8.3 billion was in sovereign and agency fixed maturity securities AFS. See “— Fixed Maturity Securities AFS and Equity Securities,” as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment — European Investments” included in the 2018 Annual Report for further information.
Selected Country and Sector Investments
We have exposure to country-specific volatility from both maintaining general account investments to support our insurance operations and related policyholder liabilities where we operate and through our global portfolio diversification. We have exposure to country-specific volatility in the U.K., Argentina and Turkey. Our exposure to sovereign and total fixed maturity securities AFS of those countries, on a country of risk basis, totaled $594 million and $17.0 billion, respectively, at estimated fair value, at March 31, 2019. The $17.0 billion exposure was comprised of securities of $17.0 billion net of purchased credit default swaps of $3 million. The notional value of the purchased credit default swaps was $23 million at March 31, 2019.
We also have sector specific exposure to volatility, including the impact of lower oil prices and variability in oil prices, on the energy sector. Our exposure to energy sector fixed maturity securities AFS was, at estimated fair value, $9.1 billion (comprised of securities of $9.2 billion, net of purchased credit default swaps of $4 million, both at estimated fair value) at March 31, 2019. The notional value of the purchased credit default swaps was $5 million at March 31, 2019.
We manage direct and indirect investment exposure in the selected countries and the energy sector through fundamental credit analysis and we continually monitor and adjust our level of investment exposure. We do not expect that our general account investments in these countries or the energy sector will have a material adverse effect on our results of operations or financial condition.

Investment Portfolio Results
The reconciliation of net investment income under GAAP to net investment income, as reported on an adjusted earnings basis, is presented below.

	For the Three Months Ended March 31,
	2019	2018
	(In millions)
Net investment income — GAAP basis	$4,908	$3,745
Investment hedge adjustments	105	110
Unit-linked contract income	(736)	353
Other	4	11
Net investment income, as reported on an adjusted basis (1)	$4,281	$4,219
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

	For the Three Months Ended March 31,
	2019		2018
	Yield % (1)	Amount	Yield % (1)	Amount
	(Dollars in millions)
Fixed maturity securities AFS (2), (3)	4.23%	$2,902	4.19%	$2,839
Mortgage loans (3)	4.73%	912	4.53%	792
Real estate and real estate joint ventures	2.04%	50	3.39%	83
Policy loans	5.28%	128	5.12%	124
Equity securities	5.43%	16	3.79%	16
Other limited partnership interests	7.59%	127	15.10%	219
Cash and short-term investments	3.08%	79	1.87%	46
Other invested assets		203		228
Investment income	4.44%	4,417	4.50%	4,347
Investment fees and expenses	(0.14)%	(136)	(0.13)%	(128)
Net investment income, as reported on an adjusted basis	4.30%	$4,281	4.37%	$4,219
__________________

(1)
Yields are calculated as investment income as a percent of average quarterly asset carrying values. Investment income excludes recognized gains and losses. Asset carrying values exclude unrealized gains (losses), collateral received in connection with our securities lending program, annuities funding structured settlement claims, freestanding derivative assets, collateral received from derivative counterparties, the effects of consolidating certain variable interest entities (“VIEs”) under GAAP that are treated as consolidated securitization entities (“CSEs”), Unit-linked investments and FVO Securities. A yield is not presented for other invested assets, as it is not considered a meaningful measure of performance for this asset class.

(2)	Investment income from fixed maturity securities AFS includes amounts from FVO Securities of $55 million and $6 million for the three months ended March 31, 2019 and 2018, respectively.

(3)	Investment income from fixed maturity securities AFS and mortgage loans includes prepayment fees.
See “— Results of Operations — Consolidated Results — Adjusted Earnings” for an analysis of the period over period changes in investment portfolio results.

Fixed Maturity Securities AFS and Equity Securities
The following table presents fixed maturity securities AFS and equity securities by type (public or private) and information about perpetual and redeemable securities held at:

	March 31, 2019		December 31, 2018
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities AFS
Publicly-traded	$256,903	83.3%	$249,595	83.7%
Privately-placed	51,507	16.7	48,670	16.3
Total fixed maturity securities AFS	$308,410	100.0%	$298,265	100.0%
Percentage of cash and invested assets	66.3%		66.0%
Equity securities
Publicly-traded	$1,277	89.2%	$1,282	89%
Privately-held	155	10.8	158	11
Total equity securities	$1,432	100.0%	$1,440	100.0%
Percentage of cash and invested assets	0.3%		0.3%
Perpetual and redeemable securities
Perpetual securities included within fixed maturity securities AFS and equity securities	$351		$367
Redeemable preferred stock with a stated maturity included within fixed maturity securities AFS	$491		$911
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
See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity Securities AFS and Equity Securities — Valuation of Securities” included in the 2018 Annual Report for further information on the processes used to value securities and the related controls.

Fair Value of Fixed Maturity Securities AFS and Equity Securities
Fixed maturity securities AFS and equity securities measured at estimated fair value on a recurring basis and their corresponding fair value pricing sources are as follows:

	March 31, 2019
	Fixed Maturity Securities AFS		Equity Securities
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$21,042	6.8%	$901	62.9%
Level 2
Independent pricing sources	270,361	87.7	62	4.3
Internal matrix pricing or discounted cash flow techniques	1,819	0.6	35	2.4
Significant other observable inputs	272,180	88.3	97	6.7
Level 3
Independent pricing sources	11,206	3.6	329	23.0
Internal matrix pricing or discounted cash flow techniques	3,640	1.2	97	6.8
Independent broker quotations	342	0.1	8	0.6
Significant unobservable inputs	15,188	4.9	434	30.4
Total estimated fair value	$308,410	100.0%	$1,432	100.0%
See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for the fixed maturity securities AFS and equity securities fair value hierarchy.
The majority of the Level 3 fixed maturity securities AFS and equity securities were concentrated in three sectors: U.S. and foreign corporate securities and RMBS at March 31, 2019. During the three months ended March 31, 2019, Level 3 fixed maturity securities AFS increased by $317 million, or 2%. The increase was driven by an increase in estimated fair value recognized in other comprehensive income (loss) and by purchases in excess of sales, partially offset by transfers out of Level 3 in excess of transfers into Level 3.
See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for a rollforward of the fair value measurements for securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs; transfers into and/or out of Level 3; and further information about the valuation approaches and inputs by level by major classes of invested assets that affect the amounts reported above. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Estimated Fair Value of Investments” included in the 2018 Annual Report for further information on the estimates and assumptions that affect the amounts reported above.
Fixed Maturity Securities AFS
See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for information about fixed maturity securities AFS by sector, contractual maturities; continuous gross unrealized losses, evaluation for other-than-temporary impairment (“OTTI”), evaluation of temporarily impaired securities, OTTI losses incurred and gross gains and gross losses on sales and disposals.
Fixed Maturity Securities AFS Credit Quality — Ratings
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity Securities AFS and Equity Securities — Fixed Maturity Securities Credit Quality — Ratings” included in the 2018 Annual Report for a discussion of the credit quality ratings assigned by Nationally Recognized Statistical Rating Organizations (“NRSRO”), credit quality designations assigned by and methodologies used by the Securities Valuation Office of the NAIC for fixed maturity securities AFS and the revised methodologies adopted by the NAIC for certain Structured Securities.

The following table presents total fixed maturity securities AFS by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the revised NAIC methodologies, as well as the percentage, based on estimated fair value that each NAIC designation is comprised of at:

		March 31, 2019				December 31, 2018
NAIC Designation	NRSRO Rating	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$199,857	$16,486	$216,343	70.1%	$197,604	$11,202	$208,806	70.0%
2	Baa	72,540	3,229	75,769	24.6	72,482	659	73,141	24.5
	Subtotal investment grade	272,397	19,715	292,112	94.7	270,086	11,861	281,947	94.5
3	Ba	11,087	263	11,350	3.7	11,249	(91)	11,158	3.7
4	B	4,422	(98)	4,324	1.4	4,745	(247)	4,498	1.6
5	Caa and lower	620	(29)	591	0.2	720	(73)	647	0.2
6	In or near default	33	—	33	—	16	(1)	15	—
	Subtotal below investment grade	16,162	136	16,298	5.3	16,730	(412)	16,318	5.5
	Total fixed maturity securities AFS	$288,559	$19,851	$308,410	100.0%	$286,816	$11,449	$298,265	100.0%
The following tables present total fixed maturity securities AFS, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the revised NAIC methodologies:

	Fixed Maturity Securities AFS — by Sector & Credit Quality Rating
NAIC Designation:	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating:	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(Dollars in millions)
March 31, 2019
U.S. corporate	$35,549	$35,697	$5,543	$2,807	$550	$—	$80,146
Foreign government	56,604	5,283	2,412	650	5	1	64,955
Foreign corporate	23,761	32,517	2,890	746	31	—	59,945
U.S. government and agency	40,593	415	—	—	—	—	41,008
RMBS	27,672	405	154	95	2	32	28,360
ABS	11,406	930	266	26	3	—	12,631
Municipals	11,426	440	32	—	—	—	11,898
CMBS	9,332	82	53	—	—	—	9,467
Total fixed maturity securities AFS	$216,343	$75,769	$11,350	$4,324	$591	$33	$308,410
Percentage of total	70.1%	24.6%	3.7%	1.4%	0.2%	—%	100.0%

December 31, 2018
U.S. corporate	$34,363	$35,081	$5,850	$3,102	$544	$8	$78,948
Foreign government	54,149	5,140	2,389	604	5	1	62,288
Foreign corporate	22,602	30,849	2,534	669	49	—	56,703
U.S. government and agency	38,915	407	—	—	—	—	39,322
RMBS	27,370	350	138	94	3	6	27,961
ABS	11,467	772	204	26	3	—	12,472
Municipals	11,056	439	38	—	—	—	11,533
CMBS	8,884	103	5	3	43	—	9,038
Total fixed maturity securities AFS	$208,806	$73,141	$11,158	$4,498	$647	$15	$298,265
Percentage of total	70.0%	24.5%	3.7%	1.6%	0.2%	—%	100.0%

U.S. and Foreign Corporate Fixed Maturity Securities AFS
We maintain a diversified portfolio of corporate fixed maturity securities AFS across industries and issuers. This portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top 10 holdings comprised 1% of total investments at both March 31, 2019 and December 31, 2018. The tables below present our U.S. and foreign corporate securities holdings by industry at:

	March 31, 2019		December 31, 2018
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$42,377	30.2%	$40,556	29.9%
Finance	31,488	22.5	30,546	22.5
Consumer	30,518	21.8	30,140	22.2
Utility	23,240	16.6	22,206	16.4
Communications	10,628	7.6	10,406	7.7
Other	1,840	1.3	1,797	1.3
Total	$140,091	100.0%	$135,651	100.0%
Structured Securities
We held $50.5 billion and $49.5 billion of Structured Securities, at estimated fair value, at March 31, 2019 and December 31, 2018, respectively, as presented in the RMBS, ABS and CMBS sections below.
RMBS
Our RMBS portfolio is diversified by security type and risk profile. The following table presents our RMBS portfolio by security type, risk profile and ratings profile at:

	March 31, 2019			December 31, 2018
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By security type:
Collateralized mortgage obligations	$15,640	55.1%	$896	$15,302	54.7%	$726
Pass-through mortgage-backed securities	12,720	44.9	25	12,659	45.3	(174)
Total RMBS	$28,360	100.0%	$921	$27,961	100.0%	$552
By risk profile:
Agency	$19,973	70.4%	$316	$19,834	70.9%	$5
Prime	1,146	4.0	54	1,123	4.0	47
Alt-A	3,294	11.6	302	3,361	12.0	277
Sub-prime	3,947	14.0	249	3,643	13.1	223
Total RMBS	$28,360	100.0%	$921	$27,961	100.0%	$552
Ratings profile:
Rated Aaa/AAA	$20,993	74.0%		$20,666	73.9%
Designated NAIC 1	$27,672	97.6%		$27,370	97.9%
See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity Securities AFS and Equity Securities — Structured Securities — RMBS” included in the 2018 Annual Report for further information about collateralized mortgage obligations and pass-through mortgage-backed securities, as well as agency, prime, alternative (“Alt-A”) and sub-prime RMBS.

Historically, we have managed our exposure to sub-prime RMBS holdings by focusing primarily on senior tranche securities, stress testing the portfolio with severe loss assumptions and closely monitoring the performance of the portfolio. Our sub-prime RMBS portfolio consists predominantly of securities that were purchased after 2012 at significant discounts to par value and discounts to the expected principal recovery value of these securities. The vast majority of these securities are investment grade under the NAIC designations (e.g., NAIC 1 and NAIC 2). At March 31, 2019 and December 31, 2018, the estimated fair value of our sub-prime RMBS holdings purchased since 2012 was $3.7 billion and $3.4 billion and unrealized gains (losses) were $222 million and $201 million, respectively.
ABS
Our ABS portfolio is diversified by collateral type and issuer. The following table presents our ABS portfolio by collateral type and ratings profile at:

	March 31, 2019			December 31, 2018
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By collateral type:
Collateralized obligations (1)	$6,887	54.5%	$(56)	$6,724	53.9%	$(112)
Student loans	1,384	11.0	13	1,256	10.1	13
Foreign residential loans	1,066	8.4	17	1,066	8.5	11
Automobile loans	852	6.7	3	895	7.2	1
Credit card loans	519	4.1	2	668	5.3	—
Consumer loans	625	5.0	8	580	4.7	4
Other loans	1,298	10.3	9	1,283	10.3	3
Total	$12,631	100.0%	$(4)	$12,472	100.0%	$(80)
Ratings profile:
Rated Aaa/AAA	$7,109	56.3%		$7,142	57.3%
Designated NAIC 1	$11,406	90.3%		$11,467	91.9%
(1) Includes collateralized loan obligations and collateralized debt obligations

CMBS
Our CMBS portfolio is comprised primarily of securities collateralized by multiple properties and our portfolio is diversified by property type, borrower, geography and vintage year. The following tables present our CMBS portfolio by NRSRO rating and vintage year at:

	March 31, 2019
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003-2012	$468	$491	$343	$345	$139	$140	$7	$7	$—	$—	$957	$983
2013	719	753	641	665	278	281	—	—	58	44	1,696	1,743
2014	381	389	486	493	128	130	—	—	—	—	995	1,012
2015	485	488	90	92	34	35	—	—	—	—	609	615
2016	337	340	73	72	53	53	—	—	—	—	463	465
2017	868	873	680	683	213	213	39	39	—	—	1,800	1,808
2018	1,451	1,503	691	709	286	294	22	23	—	—	2,450	2,529
2019	$174	$176	$40	$40	$95	$96	$—	$—	$—	$—	$309	$312
Total	4,883	5,013	3,044	3,099	1,226	1,242	68	69	58	44	9,279	9,467
Ratings Distribution		53.0%		32.7%		13.1%		0.7%		0.5%		100.0%

	December 31, 2018
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003 - 2012	$488	$508	$266	$264	$229	$227	$7	$6	$—	$—	$990	$1,005
2013	723	746	644	655	279	277	—	—	59	43	1,705	1,721
2014	381	379	488	485	128	127	—	—	—	—	997	991
2015	523	514	81	80	34	34	—	—	—	—	638	628
2016	345	339	84	80	46	46	—	—	—	—	475	465
2017	862	851	666	654	234	228	39	39	—	—	1,801	1,772
2018	1,434	1,445	690	695	292	293	23	23	—	—	2,439	2,456
Total	$4,756	$4,782	$2,919	$2,913	$1,242	$1,232	$69	$68	$59	$43	$9,045	$9,038
Ratings Distribution		52.9%		32.2%		13.6%		0.8%		0.5%		100.0%
The tables above reflect NRSRO ratings including Moody’s Investors Service, S&P, Fitch Ratings and Morningstar, Inc. CMBS designated NAIC 1 were 98.6% and 98.3% of total CMBS at March 31, 2019 and December 31, 2018, respectively.
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
Overview of Fixed Maturity Security AFS OTTI Losses Recognized in Earnings
Total impairments and credit-related impairments of fixed maturity securities AFS were $10 million and less than $1 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

Overall OTTI losses recognized in earnings on fixed maturity securities AFS were $10 million for the three months ended March 31, 2019 as compared to less than $1 million for the three months ended March 31, 2018. The most significant increase in OTTI losses was in U.S. corporate securities, which comprised $8 million for the three months ended March 31, 2019. An increase of $8 million in OTTI losses on U.S. corporate securities was concentrated in industrial securities and was the result primarily of energy sector issuer specific factors in 2019.
Future Impairments
Future OTTI on fixed maturity securities AFS will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), and changes in credit ratings, collateral valuation and foreign currency exchange rates. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods. See Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements for a description of new guidance to be adopted in 2020 regarding the measurement of credit losses on financial instruments.
Contractholder-Directed Equity Securities and Fair Value Option Securities
The estimated fair value of these investments, which are primarily comprised of Unit-linked investments, was $13.2 billion and $12.6 billion, or 2.8% and 2.8% of cash and invested assets, at March 31, 2019 and December 31, 2018, respectively. See Notes 5 and 7 of the Notes to the Interim Condensed Consolidated Financial Statements for a description of this portfolio, its fair value hierarchy and a rollforward of the fair value measurements for these investments measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
Securities Lending and Repurchase Agreements
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. In addition, we participate in short-term repurchase agreement transactions with unaffiliated financial institutions.
See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Securities Lending,” “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Repurchase Agreements” and Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding our securities lending program and our repurchase agreement transactions.
FHLB of Boston Advance Agreements
A subsidiary of the Company has entered into short-term advance agreements with the Federal Home Loan Bank of Boston (“FHLB of Boston”).
See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding our FHLB of Boston advance agreement transactions.
Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Mortgage loans and the related valuation allowances are summarized as follows at:

	March 31, 2019				December 31, 2018
	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment
	(Dollars in millions)
Commercial	$49,960	63.5%	$245	0.5%	$48,463	63.9%	$238	0.5%
Agricultural	15,130	19.2	47	0.3%	14,905	19.7	46	0.3%
Residential	13,585	17.3	58	0.4%	12,427	16.4	58	0.5%
Total	$78,675	100.0%	$350	0.4%	$75,795	100.0%	$342	0.5%
The information presented in the tables herein exclude mortgage loans where we elected the fair value option. Such amounts are presented in Notes 5 and 7 of the Notes to the Interim Condensed Consolidated Financial Statements. The carrying value of all mortgage loans, net of valuation allowance, was 16.9% and 16.8% of cash and invested assets at March 31, 2019 and December 31, 2018, respectively.

We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loan portfolios, 83% are collateralized by properties located in the United States, with the remaining 17% collateralized by properties located outside the United States, which included 5% of properties located in the U.K., at March 31, 2019. The carrying values of our commercial and agricultural mortgage loans located in California, New York and Texas were 18%, 11% and 7%, respectively, of total commercial and agricultural mortgage loans at March 31, 2019. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loan portfolio in a similar manner to reduce risk of concentration, with 92% collateralized by properties located in the United States and the remaining 8% collateralized by properties located outside the United States at March 31, 2019. The carrying values of our residential mortgage loans located in California, Florida, and New York were 32%, 9%, and 6%, respectively, of total residential mortgage loans at March 31, 2019.
Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The tables below present the diversification across geographic regions and property types of commercial mortgage loans at:

	March 31, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Pacific	$10,683	21.4%	$10,884	22.5%
International	9,727	19.5	9,281	19.1
Middle Atlantic	7,873	15.7	7,911	16.3
South Atlantic	6,427	12.9	6,347	13.1
West South Central	4,299	8.6	3,951	8.1
East North Central	3,269	6.5	2,840	5.9
New England	1,479	3.0	1,481	3.1
Mountain	1,501	3.0	1,387	2.9
West North Central	594	1.2	594	1.2
East South Central	563	1.1	564	1.2
Multi-Region and Other	3,545	7.1	3,223	6.6
Total recorded investment	49,960	100.0%	48,463	100.0%
Less: valuation allowances	245		238
Carrying value, net of valuation allowances	$49,715		$48,225
Property Type
Office	$24,514	49.1%	$23,995	49.5%
Retail	9,387	18.8	9,089	18.7
Apartment	6,943	13.9	7,018	14.5
Industrial	3,761	7.5	3,719	7.7
Hotel	3,716	7.4	3,479	7.2
Other	1,639	3.3	1,163	2.4
Total recorded investment	49,960	100.0%	48,463	100.0%
Less: valuation allowances	245		238
Carrying value, net of valuation allowances	$49,715		$48,225
Mortgage Loan Credit Quality - Monitoring Process. We monitor our mortgage loan investments on an ongoing basis, including a review of loans that are current, past due, restructured and under foreclosure. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for tables that present mortgage loans by credit quality indicator, past due and nonaccrual mortgage loans, impaired mortgage loans, as well as the carrying value of foreclosed mortgage loans and real estate joint ventures.

We review our commercial mortgage loans on an ongoing basis. These reviews may include an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis, estimated valuations of the underlying collateral, loan-to-value ratios, debt service coverage ratios and tenant creditworthiness. The monitoring process focuses on higher risk loans, which include those that are classified as restructured, delinquent or in foreclosure, as well as loans with higher loan-to-value ratios and lower debt service coverage ratios. The monitoring process for agricultural mortgage loans is generally similar, with a focus on higher risk loans, such as loans with higher loan-to-value ratios, including reviews on a geographic and sector basis. We review our residential mortgage loans on an ongoing basis. See Note 8 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report for information on our evaluation of residential mortgage loans and related valuation allowance methodology.
Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 55% at both March 31, 2019 and December 31, 2018 and our average debt service coverage ratio was 2.4 .x and 2.5x for March 31, 2019 and December 31, 2018, respectively. The debt service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually, on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 46% at both March 31, 2019 and December 31, 2018. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
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
See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how valuation allowances are established and monitored, and activity in and balances of the valuation allowance, as of and for the three months ended March 31, 2019 and 2018.
Real Estate and Real Estate Joint Ventures
Real estate and real estate joint ventures is comprised of wholly-owned real estate and joint ventures with interests in single property income-producing real estate and, to a lesser extent, joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the operation of income-producing properties, as well as a runoff portfolio. We diversify our real estate investments by both geographic region and property type to reduce risk of concentration. The carrying value of real estate and real estate joint ventures was $10.0 billion and $9.7 billion, or 2.2% and 2.1% of cash and invested assets, at March 31, 2019 and December 31, 2018, respectively. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for a summary of real estate investments and income earned, as well as for the portion of our real estate investments leased under operating leases, a summary of the leased real estate investments, by property type, and the related operating lease income earned.

Other Limited Partnership Interests
Other limited partnership interests are comprised of investments in private funds, including private equity funds and hedge funds. At March 31, 2019 and December 31, 2018, the carrying value of other limited partnership interests was $6.8 billion and $6.6 billion, which included $570 million and $634 million of hedge funds, respectively. Other limited partnership interests were 1.5% of cash and invested assets at both March 31, 2019 and December 31, 2018. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds.
Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	March 31, 2019		December 31, 2018
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$8,822	48.5%	$8,969	49.3%
Tax credit and renewable energy partnerships	2,348	12.9	2,457	13.5
Annuities funding structured settlement claims	1,281	7.1	1,279	7.0
Direct financing leases	1,277	7.0	1,192	6.5
Leveraged leases	1,115	6.1	1,108	6.1
Operating joint ventures	831	4.6	796	4.4
FHLB common stock	793	4.4	793	4.4
Funds withheld	444	2.4	416	2.3
Other	1,264	7.0	1,180	6.5
Total	$18,175	100.0%	$18,190	100.0%

Percentage of cash and invested assets	3.9%		4.0%
For the three months ended March 31, 2019 and 2018, tax credit and renewable energy partnerships impairments were $78 million and $0 and leveraged lease impairments were $0 and $105 million, respectively.
See Notes 1 and 8 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report for information regarding the components of other invested assets. See Notes 6 and 7 of the Notes to the Interim Condensed Consolidated Financial Statements for further information about freestanding derivatives with positive estimated fair values and lease investments.

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

•
Information about the primary underlying risk exposure, gross notional amount, and estimated fair value of our derivatives by type of hedge designation, excluding embedded derivatives held at March 31, 2019 and December 31, 2018.

•
The statement of operations effects of derivatives in net investments in foreign operations, cash flow, fair value, or nonqualifying hedge relationships for the three months ended March 31, 2019 and 2018.

See “Quantitative and Qualitative Disclosures About Market Risk — Management of Market Risk Exposures — Hedging Activities” included in the 2018 Annual Report for more information about our use of derivatives by major hedge program.
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
Derivatives categorized as Level 3 at March 31, 2019 include: interest rate forwards with maturities which extend beyond the observable portion of the yield curve; interest rate total return swaps with unobservable repurchase rates; foreign currency swaps and forwards with certain unobservable inputs, including the unobservable portion of the yield curve; credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; and equity index options with unobservable correlation inputs. At March 31, 2019, less than 1% of the estimated fair value of our derivatives was priced through independent broker quotations.
See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for a rollforward of the fair value measurements for derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
The gain (loss) on Level 3 derivatives primarily relates to interest rate total return swaps with unobservable repurchase rates and foreign currency swaps and forwards that are valued using an unobservable portion of the swap yield curves. Other significant inputs, which are observable, include equity index levels, equity volatility and the swap yield curves. We validate the reasonableness of these inputs by valuing the positions using internal models and comparing the results to broker quotations.
The gain (loss) on Level 3 derivatives, percentage of gain (loss) attributable to observable and unobservable inputs, and the primary drivers of observable gain (loss) are summarized as follows:

Three Months Ended March 31, 2019
Gain (loss) recognized in net income (loss)	$70 million
Approximate percentage of gain (loss) attributable to observable inputs	55%
Primary drivers of observable gain (loss)	Decreases in interest rates on interest rate total return swaps and, to a lesser extent, increases in certain equity index levels on equity derivatives.
Approximate percentage of gain (loss) attributable to unobservable inputs	45%

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivatives” included in the 2018 Annual Report for further information on the estimates and assumptions that affect derivatives.
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
Credit Derivatives
The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	March 31, 2019		December 31, 2018
Credit Default Swaps	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Purchased	$2,248	$(46)	$1,903	$(14)
Written	11,409	195	11,391	82
Total	$13,657	$149	$13,294	$68
The following table presents the gross gains, gross losses and net gains (losses) recognized in net derivative gains (losses) for credit default swaps as follows:

	Three Months Ended March 31,
	2019			2018
Credit Default Swaps	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)
	(In millions)
Purchased (1)	$3	$(18)	$(15)	$1	$(4)	$(3)
Written (1)	137	(1)	136	1	(45)	(44)
Total	$140	$(19)	$121	$2	$(49)	$(47)
__________________

(1)	Gains (losses) do not include earned income (expense) on credit default swaps.
The unfavorable change in net gains (losses) on purchased credit default swaps of $12 million was due to certain credit spreads on credit default swaps hedging certain bonds narrowing more in the current period as compared to the prior period. The favorable change in net gains (losses) on written credit default swaps of $180 million was due to certain credit spreads on certain credit default swaps used as replications narrowing in the current period as compared to widening in the prior period.
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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivatives” included in the 2018 Annual Report for further information on the estimates and assumptions that affect embedded derivatives.
Off-Balance Sheet Arrangements
Credit and Committed Facilities
We maintain an unsecured revolving credit facility and certain committed facilities with various financial institutions. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities” for further descriptions of such arrangements. For the classification of expenses on such revolving credit and committed facilities and the nature of the associated liability for letters of credit issued and drawdowns on these facilities, see Note 12 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report.
Collateral for Securities Lending, Third-Party Custodian Administered Repurchase Programs and Derivatives
We participate in a securities lending program and third-party custodian administered repurchase programs in the normal course of business for the purpose of enhancing the total return on our investment portfolio. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as “Summary of Significant Accounting Policies — Investments— Securities Lending and Repurchase Agreements” in Note 1 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report for further discussion of our securities lending program and repurchase agreement transactions, the classification of revenues and expenses, and the nature of the secured financing arrangements and associated liabilities.
Securities lending: Periodically we receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged, and which is not reflected on our consolidated balance sheets. The amount of this non-cash collateral was $71 million and $78 million at estimated fair value at March 31, 2019 and December 31, 2018, respectively.
Third-party custodian administered repurchase programs: We loan certain of our fixed maturity securities AFS to unaffiliated financial institutions and, in exchange, non-cash collateral is put on deposit by the unaffiliated financial institutions on our behalf with third-party custodians. The estimated fair value of securities loaned in connection with these transactions was $50 million and $78 million at March 31, 2019 and December 31, 2018, respectively. Non-cash collateral on deposit with third-party custodians on our behalf was $54 million and $84 million, at estimated fair value, at March 31, 2019 and December 31, 2018, respectively, which cannot be sold or re-pledged, and which is not reflected on our consolidated balance sheets.
Derivatives: We enter into derivatives to manage various risks relating to our ongoing business operations. We receive non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which is not reflected on our consolidated balance sheets. The amount of this non-cash collateral was $2.2 billion and $1.3 billion, at estimated fair value, at March 31, 2019 and December 31, 2018, respectively. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” and Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
Lease Commitments
As lessee, we have entered into various lease and sublease agreements for office space and equipment. Our commitments under such lease agreements are included within the contractual obligations table. See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Contractual Obligations” and Note 20 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report.
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
Policyholder Liabilities
We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet policy obligations or to provide for future annuity payments. Amounts for actuarial liabilities are computed and reported on the interim condensed consolidated financial statements in conformity with GAAP. For more details on Policyholder Liabilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” included in the 2018 Annual Report.
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
See “Business — Regulation — Insurance Regulation — Policy and Contract Reserve Adequacy Analysis” included in the 2018 Annual Report for further information regarding required analyses of the adequacy of statutory reserves of our insurance operations.
Future Policy Benefits
We establish liabilities for amounts payable under insurance policies. See Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report for additional information. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment — Low Interest Rate Scenario” included in the 2018 Annual Report and “— Variable Annuity Guarantees.” A discussion of future policy benefits by segment (as well as Corporate & Other) follows.

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
Asia
Future policy benefits for this segment are held primarily for traditional life, endowment, annuity and accident & health contracts. They are also held for total return pass-through provisions included in certain universal life and savings products. They include certain liabilities for variable annuity and variable life guarantees of minimum death benefits, and longevity guarantees. Factors impacting these liabilities include sustained periods of lower yields than rates established at policy issuance, lower than expected asset reinvestment rates, market volatility, actual lapses resulting in lower than expected income, and actual mortality or morbidity resulting in higher than expected benefit payments. We mitigate our risks by applying various ALM strategies and by the use of reinsurance.
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
EMEA
Future policy benefits for this segment include unearned premium reserves for group life and credit insurance contracts. Future policy benefits are also held for traditional life, endowment and annuity contracts with significant mortality risk and accident & health contracts. Factors impacting these liabilities include lower than expected asset reinvestment rates, market volatility, actual lapses resulting in lower than expected income, and actual mortality or morbidity resulting in higher than expected benefit payments. We mitigate our risks by having premiums which are adjustable or cancellable in some cases, applying various ALM strategies and by the use of reinsurance.
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

Policyholder Account Balances
Policyholder account balances are generally equal to the account value, which includes accrued interest credited, but excludes the impact of any applicable charge that may be incurred upon surrender. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment — Low Interest Rate Scenario” included in the 2018 Annual Report and “— Variable Annuity Guarantees.” See also Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report for additional information. A discussion of policyholder account balances by segment follows.
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Group Benefits:

	March 31, 2019
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$4,765	$4,641
Equal to or greater than 2% but less than 4%	$1,750	$1,713
Equal to or greater than 4%	$745	$715
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Retirement and Income Solutions:

	March 31, 2019
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$144	$—
Equal to or greater than 2% but less than 4%	$1,086	$91
Equal to or greater than 4%	$4,621	$4,618

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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Asia:

	March 31, 2019
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Annuities
Greater than 0% but less than 2%	$27,070	$1,822
Equal to or greater than 2% but less than 4%	$1,175	$207
Equal to or greater than 4%	$1	$1
Life & Other
Greater than 0% but less than 2%	$10,405	$10,086
Equal to or greater than 2% but less than 4%	$25,350	$9,128
Equal to or greater than 4%	$277	$277
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

The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for the MetLife Holdings segment:

	March 31, 2019
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$1,455	$1,358
Equal to or greater than 2% but less than 4%	$18,494	$15,845
Equal to or greater than 4%	$8,051	$5,497
Variable Annuity Guarantees
We issue, directly and through assumed business, certain variable annuity products with guaranteed minimum benefits that provide the policyholder a minimum return based on their initial deposit (i.e., the benefit base) less withdrawals. In some cases, the benefit base may be increased by additional deposits, bonus amounts, accruals or optional market value resets. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report for additional information.
Certain guarantees, including portions thereof, have insurance liabilities established that are included in future policy benefits. Guarantees accounted for in this manner include Guaranteed Minimum Death Benefits (“GMDBs”), the life-contingent portion of guaranteed minimum withdrawal benefits (“GMWBs”), elective guaranteed minimum income benefit (“GMIB”) annuitizations, and the life contingent portion of GMIBs that require annuitization when the account balance goes to zero. These liabilities are accrued over the life of the contract in proportion to actual and future expected policy assessments based on the level of guaranteed minimum benefits generated using multiple scenarios of separate account returns. The scenarios are based on best estimate assumptions consistent with those used to amortize DAC. When current estimates of future benefits exceed those previously projected or when current estimates of future assessments are lower than those previously projected, liabilities will increase, resulting in a current period charge to net income. The opposite result occurs when the current estimates of future benefits are lower than those previously projected or when current estimates of future assessments exceed those previously projected. At the end of each reporting period, we update the actual amount of business remaining in-force, which impacts expected future assessments and the projection of estimated future benefits resulting in a current period charge or increase to earnings.
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

The table below presents the carrying value for guarantees at:

	Future Policy Benefits		Policyholder Account Balances
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
	(In millions)
Asia
GMDB	$3	$3	$—	$—
GMAB	—	—	33	34
GMWB	81	81	151	143
EMEA
GMDB	3	7	—	—
GMAB	—	—	20	24
GMWB	48	70	(77)	(82)
MetLife Holdings
GMDB	291	289	—	—
GMIB	756	743	12	106
GMAB	—	—	1	5
GMWB	127	129	435	563
Total	$1,309	$1,322	$575	$793
The carrying amounts for guarantees included in policyholder account balances above include nonperformance risk adjustments of $201 million and $263 million at March 31, 2019 and December 31, 2018, respectively. These nonperformance risk adjustments represent the impact of including a credit spread when discounting the underlying risk-neutral cash flows to determine the estimated fair values. The nonperformance risk adjustment does not have an economic impact on us as it cannot be monetized given the nature of these policyholder liabilities. The change in valuation arising from the nonperformance risk adjustment is not hedged.
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

GMDBs
We offer a range of GMDBs to our contractholders. The table below presents GMDBs, by benefit type, at March 31, 2019:

	Total Account Value (1)
	Asia & EMEA	MetLife Holdings
	(In millions)
Return of premium or five to seven year step-up	$9,208	$48,238
Annual step-up	—	3,239
Roll-up and step-up combination	—	5,781
Total	$9,208	$57,258
__________________

(1)
Total account value excludes $239 million for contracts with no GMDBs. The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed for GMDBs and for living benefit guarantees are not mutually exclusive.

Based on total account value, less than 19% of our GMDBs included enhanced death benefits such as the annual step-up or roll-up and step-up combination products. We expect the above GMDB risk profile to be relatively consistent for the foreseeable future.
Living Benefit Guarantees
The table below presents our living benefit guarantees based on total account values at March 31, 2019:

	Total Account Value (1)
	Asia & EMEA	MetLife Holdings
	(In millions)
GMIB	$—	$21,827
GMWB - non-life contingent (2)	2,220	2,661
GMWB - life-contingent	3,943	9,607
GMAB	2,201	353
Total	$8,364	$34,448
__________________

(1)
Total account value excludes $23.7 billion for contracts with no living benefit guarantees. The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed for GMDBs and for living benefit guarantee amounts are not mutually exclusive.

(2)	The Asia and EMEA segments include the non-life contingent portion of the GMWB total account value of $945 million with a guarantee at annuitization.
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

The table below presents our GMIB associated total account values, by their guaranteed payout basis, at March 31, 2019:

Total Account Value
(In millions)
7-year setback, 2.5% interest rate	$5,889
7-year setback, 1.5% interest rate	958
10-year setback, 1.5% interest rate	4,552
10-year mortality projection, 10-year setback, 1.0% interest rate	8,834
10-year mortality projection, 10-year setback, 0.5% interest rate	1,594
$21,827
The annuitization interest rates on GMIBs have been decreased from 2.5% to 0.5% over time, partially in response to the low interest rate environment, accompanied by an increase in the setback period from seven years to 10 years and the introduction of a 10-year mortality projection.
Additionally, 42% of the $21.8 billion of GMIB total account value has been invested in managed volatility funds as of March 31, 2019. These funds seek to manage volatility by adjusting the fund holdings within certain guidelines based on capital market movements. Such activity reduces the overall risk of the underlying funds while maintaining their growth opportunities. These risk mitigation techniques reduce or eliminate the need for us to manage the funds’ volatility through hedging or reinsurance.
Our GMIB products typically have a waiting period of 10 years to be eligible for annuitization. As of March 31, 2019, only 20% of our contracts with GMIBs were eligible for annuitization. The remaining contracts are not eligible for annuitization for an average of four years.
Once eligible for annuitization, contractholders would be expected to annuitize only if their contracts were in-the-money. We calculate in-the-moneyness with respect to GMIBs consistent with net amount at risk as discussed in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements, by comparing the contractholders’ income benefits based on total account values and current annuity rates versus the guaranteed income benefits. The net amount at risk was $424 million at March 31, 2019, of which $350 million was related to GMIBs. For those contracts with GMIB, the table below presents details of contracts that are in-the-money and out-of-the-money at March 31, 2019:

	In-the- Moneyness	Total Account Value	% of Total
	(In millions)
In-the-money	30% +	$332	2%
	20% to 30%	229	1%
	10% to 20%	447	2%
	0% to 10%	855	4%
		1,863
Out-of-the-money	-10% to 0%	1,884	9%
	-20% to -10%	3,243	15%
	-20% +	14,837	68%
		19,964
Total GMIBs		$21,827

Derivatives Hedging Variable Annuity Guarantees
Our risk mitigating hedging strategy uses various over-the-counter and exchange traded derivatives. The table below presents the gross notional amount, estimated fair value and primary underlying risk exposure of the derivatives hedging our variable annuity guarantees:

	Instrument Type	March 31, 2019			December 31, 2018
Primary Underlying Risk Exposure		Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Interest rate	Interest rate swaps	$7,578	$67	$15	$8,209	$89	$3
	Interest rate futures	1,389	1	4	1,559	1	3
	Interest rate options	838	186	—	838	163	—
Foreign currency exchange rate	Foreign currency forwards	2,280	18	9	1,815	44	9
Equity market	Equity futures	3,313	2	17	2,730	11	77
	Equity index options	10,029	413	643	9,933	408	546
	Equity variance swaps	2,269	43	92	2,269	40	87
	Equity total return swaps	767	1	52	929	91	—
	Total	$28,463	$731	$832	$28,282	$847	$725
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

Short-term Liquidity
We maintain a substantial short-term liquidity position, which was $10.6 billion and $11.1 billion at March 31, 2019 and December 31, 2018, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed, including amounts received in connection with securities lending, repurchase agreements, derivatives, and secured borrowings, as well as amounts held in the closed block.
Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets, which was $208.2 billion and $202.7 billion at March 31, 2019 and December 31, 2018, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, repurchase agreements, derivatives, regulatory deposits, the collateral financing arrangement, funding agreements and secured borrowings, as well as amounts held in the closed block.
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
See “Risk Factors — Capital Risks — Legal and Regulatory Restrictions May Prevent Us from Paying Dividends and Repurchasing Our Stock at the Level We Wish” and Note 15 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report for information regarding restrictions on payment of dividends and stock repurchases. See also “— The Company — Liquidity and Capital Uses — Common Stock Repurchases” for information regarding MetLife, Inc.’s common stock repurchase authorization.
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

	Three Months Ended March 31,
	2019	2018
	(In millions)
Sources:
Operating activities, net	$2,072	$1,296
Net change in policyholder account balances	2,987	414
Net change in payables for collateral under securities loaned and other transactions	388	592
Cash received for other transactions with tenors greater than three months	—	75
Long-term debt issued	—	14
Financing element on certain derivative instruments and other derivative related transactions, net	—	37
Preferred stock issued, net of issuance costs	—	494
Other, net	4	100
Effect of change in foreign currency exchange rates on cash and cash equivalents	—	197
Total sources	5,451	3,219
Uses:
Investing activities, net	5,699	485
Cash paid for other transactions with tenors greater than three months	75	—
Long-term debt repaid	10	32
Collateral financing arrangements repaid	12	13
Financing element on certain derivative instruments and other derivative related transactions, net	29	—
Treasury stock acquired in connection with share repurchases	500	1,041
Dividends on preferred stock	32	6
Dividends on common stock	405	416
Effect of change in foreign currency exchange rates on cash and cash equivalents	4	—
Total uses	6,766	1,993
Net increase (decrease) in cash and cash equivalents	$(1,315)	$1,226
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
Global Funding Sources
Liquidity is provided by a variety of global funding sources, including funding agreements, credit and committed facilities and commercial paper. Capital is provided by a variety of global funding sources, including short-term and long-term debt, the collateral financing arrangement, junior subordinated debt securities, preferred securities, equity securities and equity-linked securities. MetLife, Inc. maintains a shelf registration statement with the U.S Securities and Exchange Commission (“SEC”) that permits the issuance of public debt, equity and hybrid securities. As a “Well-Known Seasoned Issuer” under SEC rules, MetLife, Inc.’s shelf registration statement provides for automatic effectiveness upon filing and has no stated issuance capacity. The diversity of our global funding sources enhances our funding flexibility, limits dependence on any one market or source of funds and generally lowers the cost of funds. Our primary global funding sources include:
Preferred Stock
See Note 15 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report.
Common Stock
During the three months ended March 31, 2019 and 2018, MetLife, Inc. issued 2,766,548 and 1,934,114 new shares of its common stock, respectively, for $92 million and $74 million, respectively, to satisfy various stock option exercises and other stock-based awards.
Commercial Paper, Reported in Short-term Debt
MetLife, Inc. and MetLife Funding, Inc. (“MetLife Funding”), a subsidiary of MLIC, each have a commercial paper program that is supported by our unsecured revolving credit facility (see “— Credit and Committed Facilities”). MetLife Funding raises cash from its commercial paper program and uses the proceeds to extend loans through MetLife Credit Corp., another subsidiary of MLIC, to affiliates in order to enhance the financial flexibility and liquidity of these companies.
Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances
Certain of our U.S. insurance subsidiaries are members of a regional Federal Home Loan Bank (“FHLB”). During the three months ended March 31, 2019 and 2018, we issued $8.1 billion and $6.5 billion, respectively, and repaid $8.1 billion and $6.5 billion, respectively, under funding agreements with certain regional FHLBs. At both March 31, 2019 and December 31, 2018, total obligations outstanding under these funding agreements were $15.1 billion. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report.
Federal Home Loan Bank Advance Agreements, Reported in Payables for Collateral Under Securities Loaned and Other Transactions
During the three months ended March 31, 2019 and 2018, we issued $675 million and $800 million, respectively, and repaid $675 million and $300 million, respectively, under advance agreements with a regional FHLB. At both March 31, 2019 and December 31, 2018, total obligations outstanding under these advance agreements were $800 million. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements.

Special Purpose Entity Funding Agreements, Reported in Policyholder Account Balances
We issue fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the three months ended March 31, 2019 and 2018, we issued $10.2 billion and $12.9 billion, respectively, and repaid $8.5 billion and $13.9 billion, respectively, under such funding agreements. At March 31, 2019 and December 31, 2018, total obligations outstanding under these funding agreements were $34.2 billion and $32.3 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report.
Federal Agricultural Mortgage Corporation Funding Agreements, Reported in Policyholder Account Balances
We have issued funding agreements to a subsidiary of the Federal Agricultural Mortgage Corporation (“Farmer Mac”), as well as to certain SPEs that have issued debt securities for which payment of interest and principal is secured by such funding agreements, and such debt securities are also guaranteed as to payment of interest and principal by Farmer Mac. The obligations under all such funding agreements are secured by a pledge of certain eligible agricultural mortgage loans. During each of the three months ended March 31, 2019 and 2018, we issued $125 million and repaid $125 million, under such funding agreements. At both March 31, 2019 and December 31, 2018, total obligations outstanding under these funding agreements were $2.6 billion. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report.
Credit and Committed Facilities
At March 31, 2019, we maintained a $3.0 billion unsecured revolving credit facility and certain committed facilities aggregating $3.3 billion, of which MetLife, Inc. is a party and/or guarantor. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
The unsecured revolving credit facility is used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At March 31, 2019, we had outstanding $446 million in letters of credit and no drawdowns against this facility. Remaining availability was $2.6 billion at March 31, 2019.
The committed facilities are used as collateral for certain of our affiliated reinsurance liabilities. At March 31, 2019, we had outstanding $2.8 billion in letters of credit and no drawdowns against these facilities. Remaining availability was $481 million at March 31, 2019.
See Note 12 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report for further information about these facilities.
We have no reason to believe that our lending counterparties will be unable to fulfill their respective contractual obligations under these facilities. As commitments under our credit and committed facilities may expire unused, these amounts do not necessarily reflect our actual future cash funding requirements.
Outstanding Debt Under Global Funding Sources
The following table summarizes our outstanding debt, excluding long-term debt relating to CSEs, at:

	March 31, 2019	December 31, 2018
	(In millions)
Short-term debt (1)	$289	$268
Long-term debt (2)	$12,845	$12,824
Collateral financing arrangement	$1,048	$1,060
Junior subordinated debt securities	$3,148	$3,147
__________________

(1)
Includes $190 million and $168 million of debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at March 31, 2019 and December 31, 2018, respectively. Certain subsidiaries have pledged assets to secure this debt.

(2)
Includes $415 million and $422 million of debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at March 31, 2019 and December 31, 2018, respectively. Certain investment subsidiaries have pledged assets to secure this debt.

Debt and Facility Covenants
Certain of our debt instruments and committed facilities, as well as our unsecured revolving credit facility, contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all applicable financial covenants at March 31, 2019.
Liquidity and Capital Uses
In addition to the general description of liquidity and capital uses in “— Summary of the Company’s Primary Sources and Uses of Liquidity and Capital,” the Company’s primary uses of liquidity and capital are set forth below.
Common Stock Repurchases
See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements for information relating to authorizations by the Board of Directors to repurchase MetLife, Inc. common stock, amounts of common stock repurchased pursuant to such authorizations during the three months ended March 31, 2019 and 2018, and the amount remaining under such authorizations at March 31, 2019.
Common stock repurchases are subject to the discretion of our Board of Directors and will depend upon our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value, applicable regulatory approvals, and other legal and accounting factors. Restrictions on the payment of dividends that may arise under so-called “Dividend Stopper” provisions would also restrict MetLife, Inc.’s ability to repurchase common stock. See “Business — Regulation,” “Risk Factors — Capital Risks — Legal and Regulatory Restrictions May Prevent Us from Paying Dividends and Repurchasing Our Stock at the Level We Wish” and Note 15 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report.
Dividends
During the three months ended March 31, 2019 and 2018, MetLife, Inc. paid dividends on its preferred stock of $32 million and $6 million, respectively. During the three months ended March 31, 2019 and 2018, MetLife, Inc. paid $405 million and $416 million, respectively, of dividends on its common stock. See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the calculation and timing of these dividend payments.
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
The declaration and payment of common stock dividends are subject to the discretion of our Board of Directors, and will depend on MetLife, Inc.’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries and other factors deemed relevant by the Board. See Note 15 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report for additional information. See also Note 15 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding a common stock dividend declared subsequent to March 31, 2019.
Dividend Restrictions
The payment of dividends is also subject to restrictions under the terms of our preferred stock and junior subordinated debentures in situations where we may be experiencing financial stress. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Dividends — ‘Dividend Stopper’ Provisions in MetLife’s Preferred Stock and Junior Subordinated Debentures,” “Risk Factors — Capital Risks — Legal and Regulatory Restrictions May Prevent Us from Paying Dividends and Repurchasing Our Stock at the Level We Wish” and Note 15 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report.

Debt Repayments
During the three months ended March 31, 2019 and 2018, following regulatory approval, MetLife Reinsurance Company of Charleston, a wholly-owned subsidiary of MetLife, Inc., repurchased and canceled $12 million and $13 million, respectively, in aggregate principal amount of its surplus notes, which were reported in collateral financing arrangement on the consolidated balance sheets.
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
Support Agreements
MetLife, Inc. and several of its subsidiaries (each, an “Obligor”) are parties to various capital support commitments and guarantees with subsidiaries. Under these arrangements, each Obligor has agreed to cause the applicable entity to meet specified capital and surplus levels or has guaranteed certain contractual obligations. We anticipate that in the event these arrangements place demands upon us, there will be sufficient liquidity and capital to enable us to meet such demands. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — MetLife, Inc. — Liquidity and Capital Uses — Support Agreements” included in the 2018 Annual Report.
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, property and casualty, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the MetLife Holdings segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. During the three months ended March 31, 2019 and 2018, general account surrenders and withdrawals from annuity products were $497 million and $450 million, respectively. In the RIS business within the U.S. segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the RIS business products that provide customers with limited rights to accelerate payments, at March 31, 2019 there were funding agreements totaling $139 million that could be put back to the Company.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At March 31, 2019 and December 31, 2018, we had received pledged cash collateral from counterparties of $4.1 billion and $5.0 billion, respectively. At March 31, 2019 and December 31, 2018, we had pledged cash collateral to counterparties of $293 million and $283 million, respectively. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information about collateral pledged to us, collateral we pledge and derivatives subject to credit contingent provisions.
We pledge collateral and have had collateral pledged to us, and may be required from time to time to pledge additional collateral or be entitled to have additional collateral pledged to us, in connection with the collateral financing arrangement related to the reinsurance of closed block liabilities.
We pledge collateral from time to time in connection with funding agreements and advance agreements. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as Note 4 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report.

Securities Lending
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $18.3 billion and $18.0 billion at March 31, 2019 and December 31, 2018, respectively. Of these amounts, $3.5 billion and $2.7 billion at March 31, 2019 and December 31, 2018, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day, requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at March 31, 2019 was $3.5 billion, all of which were U.S. government and agency securities which, if put to us, could be immediately sold to satisfy the cash requirement. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements.
Repurchase Agreements
We participate in short-term repurchase agreements whereby securities are loaned to unaffiliated financial institutions. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under these repurchase agreements, we were liable for cash collateral under our control of $1.9 billion and $1.1 billion at March 31, 2019 and December 31, 2018, respectively. The estimated fair value of the securities on loan at March 31, 2019 was $2.0 billion which were primarily U.S. government and agency securities which, if put to us, could be immediately sold to satisfy the cash requirement. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements.
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
Contractual Obligations
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Contractual Obligations” included in the 2018 Annual Report for additional information regarding the Company’s contractual obligations.
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
MetLife, Inc.’s ability to maintain regular access to competitively priced wholesale funds is fostered by its current credit ratings from the major credit rating agencies. We view our capital ratios, credit quality, stable and diverse earnings streams, diversity of liquidity sources and our liquidity monitoring procedures as critical to retaining such credit ratings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital — Rating Agencies” in the 2018 Annual Report.

Liquidity
For a summary of MetLife, Inc.’s liquidity, see “— The Company — Liquidity.”
Capital
For a summary of MetLife, Inc.’s capital, see “— The Company — Capital.” See also “— The Company — Liquidity and Capital Uses — Common Stock Repurchases” for information regarding MetLife, Inc.’s common stock repurchases.
Liquid Assets
At March 31, 2019 and December 31, 2018, MetLife, Inc. and other MetLife holding companies had $3.2 billion and $3.0 billion, respectively, in liquid assets. Of these amounts, $2.7 billion and $2.4 billion were held by MetLife, Inc. and $534 million and $607 million were held by other MetLife holding companies at March 31, 2019 and December 31, 2018, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with derivatives and a collateral financing arrangement.
Liquid assets held in non-U.S. holding companies are generated in part through dividends from non-U.S. insurance operations. Such dividends are subject to local insurance regulatory requirements, as discussed in “— Liquidity and Capital Sources — Dividends from Subsidiaries.” The cumulative earnings of certain active non-U.S. operations have historically been reinvested indefinitely in such non-U.S. operations. Following a post-Separation review of our capital needs in the third quarter of 2017, we disclosed our intent to repatriate approximately $3.0 billion of pre-2017 earnings. See Note 18 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report for information on the taxation of such cumulative earnings. The Company repatriated $2.6 billion in the fourth quarter of 2017 and the remaining $400 million in the second quarter of 2018. As a result of the Tax Cuts and Jobs Act of 2017, we expect to repatriate future foreign earnings back to the U.S. with minimal or no additional U.S. tax.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — MetLife, Inc. — Liquid Assets” included in the 2018 Annual Report for additional information on the sources and uses of liquid assets, as well as sources and uses of liquid assets included in free cash flow for MetLife, Inc. and other MetLife holding companies.
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

The table below sets forth the dividends permitted to be paid in 2019 by MetLife, Inc.’s primary insurance subsidiaries without insurance regulatory approval and the actual dividends paid during the three months ended March 31, 2019:

Company	Paid (1)		Permitted Without Approval (2)
	(In millions)
Metropolitan Life Insurance Company	$1,400	(3)	$3,065
American Life Insurance Company	$—		$—
Metropolitan Property and Casualty Insurance Company	$—		$171
Metropolitan Tower Life Insurance Company	$—		$154
__________________

(1)	Reflects all amounts paid, including those where regulatory approval was obtained as required.

(2)
Reflects dividend amounts that may be paid during 2019 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2019, some or all of such dividends may require regulatory approval.

(3)	In February 2019, the MLIC Board of Directors declared a dividend of up to $2.1 billion, of which $1.4 billion was paid in cash. The unpaid portion, $746 million, was recorded as an accrued dividend.
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
We proactively manage target and excess capital levels and dividend flows and forecast local capital positions as part of the financial planning cycle. The dividend capacity of certain U.S. and non-U.S. subsidiaries is also subject to business targets in excess of the minimum capital necessary to maintain the desired rating or level of financial strength in the relevant market. See “Risk Factors — Capital Risks — As a Holding Company, MetLife, Inc. Depends on the Ability of Its Subsidiaries to Pay Dividends, a Major Component of Holding Company Free Cash Flow” and Note 15 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report.
Short-term Debt
MetLife, Inc. maintains a commercial paper program, the proceeds of which can be used to finance the general liquidity needs of MetLife, Inc. and its subsidiaries. MetLife, Inc. had no short-term debt outstanding at either March 31, 2019 or December 31, 2018.
Preferred Stock
For information on MetLife, Inc.’s preferred stock, see “— The Company — Liquidity and Capital Uses — Dividends,” as well as Note 15 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report.
Credit and Committed Facilities
See “— The Company — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities” for further information regarding the Company’s unsecured revolving credit facility and certain committed facilities.

Long-term Debt Outstanding
The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	March 31, 2019	December 31, 2018
	(In millions)
Long-term debt — unaffiliated	$11,868	$11,844
Long-term debt — affiliated	$1,940	$1,957
Junior subordinated debt securities	$2,457	$2,456
Debt and Facility Covenants
Certain of MetLife, Inc.’s debt instruments and committed facilities, as well as its unsecured revolving credit facility, contain various administrative, reporting, legal and financial covenants. MetLife, Inc. believes it was in compliance with all applicable financial covenants at March 31, 2019.
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
Affiliated Capital and Debt Transactions
During the three months ended March 31, 2019 and 2018, MetLife, Inc. invested a net amount of $38 million and $4 million, respectively, in various subsidiaries.
MetLife, Inc. lends funds, as necessary, through credit agreements or otherwise to its subsidiaries and affiliates, some of which are regulated, to meet their capital requirements or to provide liquidity. MetLife, Inc. had loans to subsidiaries outstanding of $100 million at both March 31, 2019 and December 31, 2018.
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

The following non-GAAP financial measures should not be viewed as substitutes for the most directly comparable financial measures calculated in accordance with GAAP:

Non-GAAP financial measures:		Comparable GAAP financial measures:
(i)	adjusted earnings	(i)	net income (loss)
(ii)	adjusted earnings available to common shareholders	(ii)	net income (loss) available to MetLife, Inc.’s common shareholders
(iii)	adjusted earnings available to common shareholders on a constant currency basis	(iii)	net income (loss) available to MetLife, Inc.’s common shareholders
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
Our definitions of the various non-GAAP and other financial measures discussed in this report may differ from those used by other companies.
Adjusted earnings and related measures:

•	adjusted earnings;

•	adjusted earnings available to common shareholders; and

•	adjusted earnings available to common shareholders on a constant currency basis.
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

The above measure represents a level of equity consistent with the view that, in the ordinary course of business, we do not plan to sell most investments for the sole purpose of realizing gains or losses. Also, refer to the utilization of adjusted earnings and other financial measures based on adjusted earnings mentioned above.

The following additional information is relevant to an understanding of our performance results:

•
The impact of changes in our foreign currency exchange rates is calculated using the average foreign currency exchange rates for the most recent period being compared and applied to the comparable prior period (“Constant Currency Basis”).

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

Subsequent Events
See Note 15 of the Notes to the Interim Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We regularly analyze our exposure to interest rate, equity market price and foreign currency exchange rate risks. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are materially exposed to changes in interest rates, foreign currency exchange rates and changes in the equity markets. We have exposure to market risk through our insurance operations and investment activities. We use a variety of strategies to manage interest rate, foreign currency exchange rate and equity market risk, including the use of derivatives. A description of our market risk exposures may be found under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of the 2018 Annual Report.

Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that these disclosure controls and procedures are effective.
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
See Note 14 of the Notes to the Interim Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
Certain factors that may affect the Company’s business or operations are described under “Risk Factors” in Part I, Item 1A, of the 2018 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under Item 1A. Risk Factors. There have been no material changes to our risk factors from the risk factors previously disclosed in the 2018 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Purchases of MetLife, Inc. common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended March 31, 2019 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 — January 31, 2019	—	$—	—	$1,270,341,498
February 1 — February 28, 2019	9,311,185	$44.54	9,311,185	$855,610,141
March 1 — March 31, 2019	1,889,671	$45.18	1,887,449	$770,341,529
Total	11,200,856		11,198,634
__________________

(1)
Except for the foregoing, there were no shares of MetLife, Inc. common stock repurchased by MetLife, Inc. During the periods January 1 through January 31, 2019, February 1 through February 28, 2019 and March 1 through March 31, 2019, separate account index funds purchased 0 shares, 0 shares and 2,222 shares, respectively, of MetLife, Inc. common stock on the open market in non-discretionary transactions.

(2)
In November 2018, MetLife, Inc. announced that its Board of Directors authorized $2.0 billion of common stock repurchases. At March 31, 2019, MetLife, Inc. had $770 million of common stock repurchases remaining under this authorization. For more information on common stock repurchases, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Common Stock Repurchases.” See also “Risk Factors — Capital Risks — Legal and Regulatory Restrictions May Prevent Us from Paying Dividends and Repurchasing Our Stock at the Level We Wish” and Note 15 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report.

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

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

10.1	Amendment Number 1 to Letter of Understanding, Dated February 26, 2019, Effective February 27, 2019, with Michel Khalaf.*	8-K	001-15787	10.1	March 5, 2019

10.2	Confirmation of End of Employment and Waiver and Release of Claims, Effective March 4, 2019, with Michel Khalaf.*	8-K	001-15787	10.2	March 5, 2019

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

__________________

*Indicates management contracts or compensatory plans or arrangements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METLIFE, INC.

By:	/s/ Tamara L. Schock
Name: Tamara L. Schock Title: Executive Vice President and Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)
Date: May 7, 2019