Form 10-Q
period 2019-06-30
METLIFE INC
filed 2019-08-06
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-15787
 _____________________________________
MetLife, Inc.
(Exact name of registrant as specified in its charter)

Delaware					13-4075851
(State or other jurisdiction of incorporation or organization)					(I.R.S. Employer Identification No.)

200 Park Avenue	,	New York	,	NY	10166-0188
(Address of principal executive offices)					(Zip Code)
(212) 578-9500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	MET	New York Stock Exchange
Floating Rate Non-Cumulative Preferred Stock, Series A, par value $0.01	METPRA	New York Stock Exchange
Depositary Shares each representing a 1/1000th interest in a share of 5.625% Non-Cumulative Preferred Stock, Series E	METPRE	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At July 31, 2019, 936,447,592 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

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

Corporate Information
We announce financial and other information about MetLife to our investors on our website (www.metlife.com) through the MetLife Investor Relations web page (https://investor.metlife.com), as well as in U.S. Securities and Exchange Commission filings, news releases, public conference calls and webcasts. MetLife encourages investors to visit the Investor Relations web page from time to time, as information is updated and new information is posted. The information found on our website is not incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file with the U.S. Securities and Exchange Commission, and any references to our website are intended to be inactive textual references only.
Note Regarding Reliance on Statements in Our Contracts
See “Exhibits — Note Regarding Reliance on Statements in Our Contracts” for information regarding agreements included as exhibits to this Quarterly Report on Form 10-Q.

Part I — Financial Information
Item 1. Financial Statements
MetLife, Inc.
Interim Condensed Consolidated Balance Sheets
June 30, 2019 and December 31, 2018 (Unaudited)
(In millions, except share and per share data)

	June 30, 2019	December 31, 2018
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $291,229 and $286,816, respectively)	$318,689	$298,265
Equity securities, at estimated fair value	1,476	1,440
Contractholder-directed equity securities and fair value option securities, at estimated fair value (includes $3 and $4, respectively, relating to variable interest entities)	13,000	12,616
Mortgage loans (net of valuation allowances of $357 and $342, respectively; includes $262 and $299, respectively, under the fair value option)	77,997	75,752
Policy loans	9,705	9,699
Real estate and real estate joint ventures (includes $22 and $0, respectively, of real estate held-for-sale)	10,326	9,698
Other limited partnership interests	7,054	6,613
Short-term investments, principally at estimated fair value	2,811	3,937
Other invested assets (includes $2,440 and $2,300, respectively, of leveraged and direct financing leases and $237 and $141, respectively, relating to variable interest entities)	20,036	18,190
Total investments	461,094	436,210
Cash and cash equivalents, principally at estimated fair value (includes $11 and $52, respectively, relating to variable interest entities)	18,435	15,821
Accrued investment income	3,535	3,582
Premiums, reinsurance and other receivables (includes $4 and $3, respectively, relating to variable interest entities)	20,425	19,644
Deferred policy acquisition costs and value of business acquired	17,880	18,895
Current income tax recoverable	97	—
Goodwill	9,408	9,422
Other assets (includes $2 and $2, respectively, relating to variable interest entities)	10,029	8,408
Separate account assets	191,264	175,556
Total assets	$732,167	$687,538
Liabilities and Equity
Liabilities
Future policy benefits	$191,139	$186,780
Policyholder account balances	190,033	183,693
Other policy-related balances	16,815	16,529
Policyholder dividends payable	689	677
Policyholder dividend obligation	1,834	428
Payables for collateral under securities loaned and other transactions	25,354	24,794
Short-term debt	158	268
Long-term debt (includes $5 and $5, respectively, at estimated fair value, relating to variable interest entities)	13,346	12,829
Collateral financing arrangement	1,026	1,060
Junior subordinated debt securities	3,149	3,147
Current income tax payable	—	441
Deferred income tax liability	8,766	5,414
Other liabilities (includes $1 and $1, respectively, relating to variable interest entities)	24,548	22,964
Separate account liabilities	191,264	175,556
Total liabilities	668,121	634,580
Contingencies, Commitments and Guarantees (Note 16)
Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $3,405 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,176,087,431 and 1,171,824,242 shares issued, respectively; 935,921,796 and 958,613,542 shares outstanding, respectively	12	12
Additional paid-in capital	32,602	32,474
Retained earnings	31,209	28,926
Treasury stock, at cost; 240,165,635 and 213,210,700 shares, respectively	(11,643)	(10,393)
Accumulated other comprehensive income (loss)	11,631	1,722
Total MetLife, Inc.’s stockholders’ equity	63,811	52,741
Noncontrolling interests	235	217
Total equity	64,046	52,958
Total liabilities and equity	$732,167	$687,538
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Six Months Ended June 30, 2019 and 2018 (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Premiums	$10,129	$15,153	$19,534	$24,331
Universal life and investment-type product policy fees	1,412	1,370	2,777	2,762
Net investment income	4,693	4,473	9,601	8,218
Other revenues	478	475	972	949
Net investment gains (losses)	61	(227)	76	(560)
Net derivative gains (losses)	724	(59)	839	290
Total revenues	17,497	21,185	33,799	35,990
Expenses
Policyholder benefits and claims	9,993	14,866	19,065	23,584
Interest credited to policyholder account balances	1,515	1,424	3,476	2,193
Policyholder dividends	302	309	602	606
Other expenses	3,390	3,485	6,615	6,850
Total expenses	15,200	20,084	29,758	33,233
Income (loss) before provision for income tax	2,297	1,101	4,041	2,757
Provision for income tax expense (benefit)	551	207	910	606
Net income (loss)	1,746	894	3,131	2,151
Less: Net income (loss) attributable to noncontrolling interests	5	3	9	7
Net income (loss) attributable to MetLife, Inc.	1,741	891	3,122	2,144
Less: Preferred stock dividends	57	46	89	52
Net income (loss) available to MetLife, Inc.’s common shareholders	$1,684	$845	$3,033	$2,092
Comprehensive income (loss)	$6,466	$(1,885)	$13,021	$(3,333)
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	5	4	11	8
Comprehensive income (loss) attributable to MetLife, Inc.	$6,461	$(1,889)	$13,010	$(3,341)

Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$1.78	$0.83	$3.19	$2.04
Diluted	$1.77	$0.83	$3.17	$2.02
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Equity
For the Six Months Ended June 30, 2019 and 2018 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$—	$12	$32,474	$28,926	$(10,393)	$1,722	$52,741	$217	$52,958
Cumulative effects of changes in accounting principles, net of income tax (Note 1)				74		21	95		95
Balance at January 1, 2019	—	12	32,474	29,000	(10,393)	1,743	52,836	217	53,053
Treasury stock acquired in connection with share repurchases					(500)		(500)		(500)
Stock-based compensation			61				61		61
Dividends on preferred stock				(32)			(32)		(32)
Dividends on common stock				(405)			(405)		(405)
Change in equity of noncontrolling interests							—	6	6
Net income (loss)				1,381			1,381	4	1,385
Other comprehensive income (loss), net of income tax						5,168	5,168	2	5,170
Balance at March 31, 2019	—	12	32,535	29,944	(10,893)	6,911	58,509	229	58,738
Treasury stock acquired in connection with share repurchases					(750)		(750)		(750)
Stock-based compensation			67				67		67
Dividends on preferred stock				(57)			(57)		(57)
Dividends on common stock				(419)			(419)		(419)
Change in equity of noncontrolling interests							—	1	1
Net income (loss)				1,741			1,741	5	1,746
Other comprehensive income (loss), net of income tax						4,720	4,720	—	4,720
Balance at June 30, 2019	$—	$12	$32,602	$31,209	$(11,643)	$11,631	$63,811	$235	$64,046

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$—	$12	$31,111	$26,527	$(6,401)	$7,427	$58,676	$194	$58,870
Cumulative effects of changes in accounting principles, net of income tax				(905)		912	7		7
Balance at January 1, 2018	—	12	31,111	25,622	(6,401)	8,339	58,683	194	58,877
Preferred stock issuance			494				494		494
Treasury stock acquired in connection with share repurchases					(1,041)		(1,041)		(1,041)
Stock-based compensation			48				48		48
Dividends on preferred stock				(6)			(6)		(6)
Dividends on common stock				(416)			(416)		(416)
Change in equity of noncontrolling interests							—	—	—
Net income (loss)				1,253			1,253	4	1,257
Other comprehensive income (loss), net of income tax						(2,705)	(2,705)	—	(2,705)
Balance at March 31, 2018	—	12	31,653	26,453	(7,442)	5,634	56,310	198	56,508
Preferred stock issuance			780				780		780
Treasury stock acquired in connection with share repurchases					(1,115)		(1,115)		(1,115)
Stock-based compensation			21				21		21
Dividends on preferred stock				(46)			(46)		(46)
Dividends on common stock				(428)			(428)		(428)
Change in equity of noncontrolling interests							—	(3)	(3)
Net income (loss)				891			891	3	894
Other comprehensive income (loss), net of income tax						(2,780)	(2,780)	1	(2,779)
Balance at June 30, 2018	$—	$12	$32,454	$26,870	$(8,557)	$2,854	$53,633	$199	$53,832
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2019 and 2018 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2019	2018
Net cash provided by (used in) operating activities	$4,459	$6,904
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	42,055	54,497
Equity securities	183	280
Mortgage loans	5,065	4,341
Real estate and real estate joint ventures	138	422
Other limited partnership interests	402	337
Purchases and originations of:
Fixed maturity securities available-for-sale	(44,504)	(58,061)
Equity securities	(76)	(64)
Mortgage loans	(7,236)	(6,380)
Real estate and real estate joint ventures	(804)	(495)
Other limited partnership interests	(798)	(568)
Cash received in connection with freestanding derivatives	1,724	2,376
Cash paid in connection with freestanding derivatives	(2,462)	(2,638)
Net change in policy loans	(4)	(42)
Net change in short-term investments	1,202	1,055
Net change in other invested assets	65	164
Other, net	(92)	12
Net cash provided by (used in) investing activities	(5,142)	(4,764)
Cash flows from financing activities
Policyholder account balances:
Deposits	45,511	46,858
Withdrawals	(40,945)	(44,976)
Payables for collateral under securities loaned and other transactions:
Net change in payables for collateral under securities loaned and other transactions	725	1,558
Cash received for other transactions with tenors greater than three months	—	75
Cash paid for other transactions with tenors greater than three months	(200)	—
Long-term debt issued	1,382	14
Long-term debt repaid	(895)	(200)
Collateral financing arrangement repaid	(34)	(36)
Financing element on certain derivative instruments and other derivative related transactions, net	(14)	12
Treasury stock acquired in connection with share repurchases	(1,250)	(2,156)
Preferred stock issued, net of issuance costs	—	1,274
Dividends on preferred stock	(89)	(52)
Dividends on common stock	(824)	(844)
Other, net	(117)	85
Net cash provided by (used in) financing activities	3,250	1,612
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	47	(141)
Change in cash and cash equivalents	2,614	3,611
Cash and cash equivalents, beginning of period	15,821	12,701
Cash and cash equivalents, end of period	$18,435	$16,312

Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$510	$592
Income tax	$756	$577
Non-cash transactions:
Fixed maturity securities available-for-sale received in connection with pension risk transfer transactions	$410	$3,016
Brighthouse common stock exchange transaction:
Reduction of long-term debt	$—	$944
Reduction of fair value option securities	$—	$1,030
Reclassification of certain equity securities to other invested assets	$—	$791

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
The adoption of the guidance resulted in an $18 million, net of income tax, increase to accumulated other comprehensive income (loss) (“AOCI”) with a corresponding decrease to retained earnings due to the reclassification of hedge ineffectiveness for cash flow hedging relationships existing as of January 1, 2019. The Company has included the expanded disclosures within Note 7.

ASU 2016-02, Leases (Topic 842), as clarified and amended by ASU 2018-10, Codification Improvements to Topic 842, Leases, ASU 2018-11, Leases (Topic 842): Targeted Improvements, and ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors

The new guidance requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. Leases are classified as finance or operating leases and both types of leases are recognized on the balance sheet. Lessor accounting remains largely unchanged from previous guidance except for certain targeted changes. The new guidance also requires new qualitative and quantitative disclosures. In July 2018, two amendments to the new guidance were issued. The amendments provide the option to adopt the new guidance prospectively without adjusting comparative periods. Also, the amendments provide lessors with a practical expedient not to separate lease and non-lease components for certain operating leases. In December 2018, an amendment was issued to clarify lessor accounting relating to taxes, certain lessor’s costs and variable payments related to both lease and non-lease components.

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

The adoption of this guidance resulted in the recording of additional net right-of-use (“ROU”) assets and lease liabilities of approximately $1.5 billion and $1.7 billion, respectively, as of January 1, 2019. The reduction of the ROU assets was a result of adjustments for prepaid/deferred rent, unamortized initial direct costs and impairment of certain ROU assets based on the net present value of the remaining minimum lease payments and sublease revenues. In addition, retained earnings increased by $95 million, net of income tax, as a result of the recognition of deferred gains on previous sale leaseback transactions. The guidance did not have a material impact on the Company’s consolidated net income and cash flows. The Company has included expanded disclosures on the consolidated balance sheets and in Notes 6 and 9.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Future Adoption of New Accounting Pronouncements
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements. ASUs issued but not yet adopted as of June 30, 2019 that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements are summarized in the table below.

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

		January 1, 2020. The new guidance can be applied either prospectively to eligible costs incurred on or after the guidance is first applied, or retrospectively to all periods presented.	The new guidance will not have a material impact on the Company’s consolidated financial statements and will be adopted prospectively.
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

As of December 31, 2018, the Company early adopted the provisions of the guidance that removed the requirements relating to transfers between fair value hierarchy levels and certain disclosures about valuation processes for Level 3 fair value measurements. The Company will adopt the remainder of the new guidance at the effective date. The new guidance will not have a material impact on the Company’s consolidated financial statements.

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
The Company has started its implementation efforts and is currently evaluating the impact of the new guidance. Given the nature and extent of the required changes to a significant portion of the Company’s operations, the adoption of this guidance is expected to have a material impact on its consolidated financial statements.

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
ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as clarified and amended by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments and ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief

This new guidance requires an allowance for credit losses based on the expectation of lifetime credit losses on financing receivables carried at amortized cost, including, but not limited to, mortgage loans, premium receivables, reinsurance receivables and certain leases.

The current model for other-than-temporary impairment (“OTTI”) on available-for-sale (“AFS”) debt securities has been modified and requires the recording of an allowance for credit losses rather than a reduction of the carrying value. Any improvements in expected future cash flows will no longer be reflected as a prospective yield adjustment, but rather as a reduction in the allowance. The new guidance also replaces the model for purchased credit impaired debt securities and financing receivables and requires the establishment of an allowance for credit losses at acquisition, which is added to the purchase price to establish the initial amortized cost.

The new guidance also requires enhanced disclosures.
January 1, 2020, to be applied on a modified retrospective basis, which requires transition adjustments to be recorded as a cumulative effect adjustment to retained earnings.
The Company continues to evaluate the impact of the new guidance on its consolidated financial statements.

The Company is finalizing the development of the credit loss models for its financing receivables carried at amortized cost that are within the scope of the new guidance. The development of these credit loss models has resulted in data input validations, enhanced policies and controls and continued updates to information systems. The Company will begin testing these models and information systems in the second half of 2019.

The Company is in the process of preparing the required disclosures.

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

•
Net investment income: (i) includes adjustments for earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment, (ii) excludes post-tax adjusted earnings adjustments relating to insurance joint ventures accounted for under the equity method, (iii) excludes certain amounts related to contractholder-directed equity securities, (iv) excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP and (v) includes distributions of profits from certain other limited partnership interests that were previously accounted for under the cost method, but are now accounted for at estimated fair value, where the change in estimated fair value is recognized in net investment gains (losses) under GAAP; and

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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and six months ended June 30, 2019 and 2018. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended June 30, 2019	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$6,234	$1,631	$773	$551	$924	$16	$10,129	$—	$10,129
Universal life and investment-type product policy fees	274	419	280	105	286	—	1,364	48	1,412
Net investment income	1,795	944	360	73	1,338	44	4,554	139	4,693
Other revenues	223	13	11	13	65	82	407	71	478
Net investment gains (losses)	—	—	—	—	—	—	—	61	61
Net derivative gains (losses)	—	—	—	—	—	—	—	724	724
Total revenues	8,526	3,007	1,424	742	2,613	142	16,454	1,043	17,497
Expenses
Policyholder benefits and claims and policyholder dividends	6,101	1,279	790	292	1,703	18	10,183	112	10,295
Interest credited to policyholder account balances	504	424	86	23	227	—	1,264	251	1,515
Capitalization of DAC	(127)	(472)	(100)	(126)	(8)	(4)	(837)	—	(837)
Amortization of DAC and VOBA	117	312	79	107	80	2	697	(8)	689
Amortization of negative VOBA	—	(7)	—	(3)	—	—	(10)	—	(10)
Interest expense on debt	3	—	1	—	2	268	274	—	274
Other expenses	1,009	955	352	350	237	289	3,192	82	3,274
Total expenses	7,607	2,491	1,208	643	2,241	573	14,763	437	15,200
Provision for income tax expense (benefit)	187	157	57	22	73	(181)	315	236	551
Adjusted earnings	$732	$359	$159	$77	$299	$(250)	1,376
Adjustments to:
Total revenues							1,043
Total expenses							(437)
Provision for income tax (expense) benefit							(236)
Net income (loss)							$1,746		$1,746

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended June 30, 2018	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$11,302	$1,654	$688	$546	$957	$6	$15,153	$—	$15,153
Universal life and investment-type product policy fees	262	399	275	107	301	—	1,344	26	1,370
Net investment income	1,719	839	327	73	1,329	40	4,327	146	4,473
Other revenues	203	13	9	20	68	79	392	83	475
Net investment gains (losses)	—	—	—	—	—	—	—	(227)	(227)
Net derivative gains (losses)	—	—	—	—	—	—	—	(59)	(59)
Total revenues	13,486	2,905	1,299	746	2,655	125	21,216	(31)	21,185
Expenses
Policyholder benefits and claims and policyholder dividends	11,233	1,237	660	286	1,706	3	15,125	50	15,175
Interest credited to policyholder account balances	439	362	95	26	235	—	1,157	267	1,424
Capitalization of DAC	(114)	(495)	(91)	(121)	(10)	(3)	(834)	—	(834)
Amortization of DAC and VOBA	114	313	71	108	101	1	708	(1)	707
Amortization of negative VOBA	—	(12)	—	(4)	—	—	(16)	—	(16)
Interest expense on debt	4	—	1	—	2	272	279	30	309
Other expenses	965	976	363	339	275	259	3,177	142	3,319
Total expenses	12,641	2,381	1,099	634	2,309	532	19,596	488	20,084
Provision for income tax expense (benefit)	174	161	55	26	66	(234)	248	(41)	207
Adjusted earnings	$671	$363	$145	$86	$280	$(173)	1,372
Adjustments to:
Total revenues							(31)
Total expenses							(488)
Provision for income tax (expense) benefit							41
Net income (loss)							$894		$894

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Six Months Ended June 30, 2019	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$11,801	$3,330	$1,419	$1,093	$1,851	$40	$19,534	$—	$19,534
Universal life and investment-type product policy fees	544	825	564	208	560	1	2,702	75	2,777
Net investment income	3,514	1,824	656	147	2,625	69	8,835	766	9,601
Other revenues	444	29	23	27	132	176	831	141	972
Net investment gains (losses)	—	—	—	—	—	—	—	76	76
Net derivative gains (losses)	—	—	—	—	—	—	—	839	839
Total revenues	16,303	6,008	2,662	1,475	5,168	286	31,902	1,897	33,799
Expenses
Policyholder benefits and claims and policyholder dividends	11,474	2,598	1,387	576	3,351	38	19,424	243	19,667
Interest credited to policyholder account balances	1,005	827	180	47	453	—	2,512	964	3,476
Capitalization of DAC	(241)	(951)	(194)	(243)	(14)	(6)	(1,649)	—	(1,649)
Amortization of DAC and VOBA	231	619	157	199	143	3	1,352	(39)	1,313
Amortization of negative VOBA	—	(16)	—	(4)	—	—	(20)	—	(20)
Interest expense on debt	5	—	2	—	4	497	508	—	508
Other expenses	2,002	1,910	718	688	464	511	6,293	170	6,463
Total expenses	14,476	4,987	2,250	1,263	4,401	1,043	28,420	1,338	29,758
Provision for income tax expense (benefit)	371	306	119	49	151	(346)	650	260	910
Adjusted earnings	$1,456	$715	$293	$163	$616	$(411)	2,832
Adjustments to:
Total revenues							1,897
Total expenses							(1,338)
Provision for income tax (expense) benefit							(260)
Net income (loss)							$3,131		$3,131

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Six Months Ended June 30, 2018	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$16,519	$3,402	$1,387	$1,097	$1,907	$19	$24,331	$—	$24,331
Universal life and investment-type product policy fees	520	793	557	219	615	—	2,704	58	2,762
Net investment income	3,381	1,634	603	148	2,681	99	8,546	(328)	8,218
Other revenues	407	28	17	36	135	160	783	166	949
Net investment gains (losses)	—	—	—	—	—	—	—	(560)	(560)
Net derivative gains (losses)	—	—	—	—	—	—	—	290	290
Total revenues	20,827	5,857	2,564	1,500	5,338	278	36,364	(374)	35,990
Expenses
Policyholder benefits and claims and policyholder dividends	16,371	2,580	1,306	580	3,256	—	24,093	97	24,190
Interest credited to policyholder account balances	846	713	193	51	471	—	2,274	(81)	2,193
Capitalization of DAC	(220)	(960)	(185)	(239)	(20)	(5)	(1,629)	(1)	(1,630)
Amortization of DAC and VOBA	229	627	131	214	201	3	1,405	(5)	1,400
Amortization of negative VOBA	—	(27)	—	(10)	—	—	(37)	(1)	(38)
Interest expense on debt	6	—	3	—	4	552	565	30	595
Other expenses	1,926	1,928	701	690	551	491	6,287	236	6,523
Total expenses	19,158	4,861	2,149	1,286	4,463	1,041	32,958	275	33,233
Provision for income tax expense (benefit)	345	306	130	47	170	(393)	605	1	606
Adjusted earnings	$1,324	$690	$285	$167	$705	$(370)	2,801
Adjustments to:
Total revenues							(374)
Total expenses							(275)
Provision for income tax (expense) benefit							(1)
Net income (loss)							$2,151		$2,151

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	June 30, 2019	December 31, 2018
	(In millions)
U.S.	$263,410	$248,174
Asia	157,743	146,278
Latin America	76,881	70,417
EMEA	27,462	27,829
MetLife Holdings	172,957	166,872
Corporate & Other	33,714	27,968
Total	$732,167	$687,538

Revenues derived from any customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the three months and six months ended June 30, 2019. Revenues derived from one U.S. segment customer were $6.0 billion for both the three months and six months ended June 30, 2018, which represented 35% and 21%, respectively, of consolidated premiums, universal life and investment-type product policy fees and other revenues. The revenue was from a single premium received for a pension risk transfer. Revenues derived from any other customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the three months and six months ended June 30, 2018.
3. Pending Disposition
In June 2019, the Company entered into a definitive agreement to sell its two wholly-owned subsidiaries, MetLife Limited and Metropolitan Life Insurance Company of Hong Kong Limited (collectively, “MetLife Hong Kong”). As a result of the agreement, a loss of $140 million, net of income tax, was recorded for the three months and six months ended June 30, 2019. This loss is comprised of an expected $100 million pre-tax loss, which is reflected in net investment gains (losses) and includes allocated goodwill of $75 million. Additionally, the $140 million loss includes a $40 million net tax charge, which was recorded in the provision for income tax expense (benefit) and includes previously deferred tax items and losses which are not recognized for tax purposes. At June 30, 2019, MetLife Hong Kong reported $2.9 billion of total assets. MetLife Hong Kong’s results of operations, which are included in continuing operations, and balance sheet data are reported in the Asia segment. The transaction is expected to close in 2020 and is subject to regulatory approvals and satisfaction of other closing conditions.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Insurance (continued)

Information regarding the Company’s guarantee exposure, which includes direct and assumed business, but excludes offsets from hedging or ceded reinsurance, if any, was as follows at:

	June 30, 2019				December 31, 2018
	In the Event of Death		At Annuitization		In the Event of Death (8)		At Annuitization (8)
	(Dollars in millions)
Annuity Contracts:
Variable Annuity Guarantees:
Total account value (1), (2), (3)	$65,393		$24,353		$63,381		$23,174
Separate account value (1)	$41,563		$22,562		$38,888		$21,385
Net amount at risk (2)	$1,767	(4)	$449	(5)	$3,197	(4)	$511	(5)
Average attained age of contractholders	67 years		65 years		66 years		64 years
Other Annuity Guarantees:
Total account value (1), (3)	N/A		$5,739		N/A		$5,787
Net amount at risk	N/A		$444	(6)	N/A		$549	(6)
Average attained age of contractholders	N/A		51 years		N/A		50 years

	June 30, 2019		December 31, 2018
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees (8)	Paid-Up Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts:
Total account value (1), (3)	$11,367	$3,000	$11,205	$3,070
Net amount at risk (7)	$89,502	$15,012	$93,028	$15,539
Average attained age of policyholders	53 years	64 years	52 years	64 years
__________________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	Includes amounts, which are not reported on the interim condensed consolidated balance sheets, from assumed variable annuity guarantees from the Company’s former operating joint venture in Japan.

(3)	Includes the contractholder’s investments in the general account and separate account, if applicable.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Insurance (continued)

(8)
The Company’s guarantee exposure amounts at December 31, 2018 as reported in the 2018 Annual Report have been revised. They conform to the 2019 presentation, which includes certain contracts with guarantees that were previously excluded. They include the following increases from the amounts reported in the 2018 Annual Report: (i) variable annuity guarantees in the event of death: $7.1 billion from $56.2 billion for total account value, $1.5 billion from $37.3 billion for separate account value and $429 million from $2.8 billion for net amount at risk; (ii) variable annuity guarantees at annuitization: $1.5 billion from $21.6 billion for total account value, $1.5 billion from $19.8 billion for separate account value and $28 million from $483 million for net amount at risk; (iii) other annuity guarantees: $4.5 billion from $1.3 billion for total account value and $60 million from $489 million for net amount at risk; and (iv) universal and variable life contract secondary guarantees: $2.3 billion from $8.9 billion for total account value and $28.9 billion from $64.2 billion for net amount at risk.

Additionally, the average attained age of contractholders at annuitization for variable annuity guarantees decreased by one year from 65 years and the average attained age of policyholders with universal and variable life contract secondary guarantees decreased by five years from 57 years.
Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Six Months Ended June 30,
	2019	2018
	(In millions)
Balance, beginning of period	$17,788	$17,094
Less: Reinsurance recoverables	2,332	2,198
Net balance, beginning of period	15,456	14,896
Incurred related to:
Current period	13,521	12,257
Prior periods (1)	78	200
Total incurred	13,599	12,457
Paid related to:
Current period	(9,098)	(8,021)
Prior periods	(4,034)	(4,146)
Total paid	(13,132)	(12,167)
Net balance, end of period	15,923	15,186
Add: Reinsurance recoverables	2,393	2,289
Balance, end of period (included in future policy benefits and other policy-related balances)	$18,316	$17,475
__________________

(1)
For both the six months ended June 30, 2019 and 2018, claims and claim adjustment expenses associated with prior periods increased due to events incurred in prior periods but reported in the current period.

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
Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	June 30, 2019	December 31, 2018
	(In millions)
Closed Block Liabilities
Future policy benefits	$39,608	$40,032
Other policy-related balances	395	317
Policyholder dividends payable	457	431
Policyholder dividend obligation	1,834	428
Deferred income tax liability	51	28
Other liabilities	137	328
Total closed block liabilities	42,482	41,564
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	26,132	25,354
Equity securities, at estimated fair value	64	61
Contractholder-directed equity securities and fair value option securities, at estimated fair value	49	43
Mortgage loans	6,900	6,778
Policy loans	4,498	4,527
Real estate and real estate joint ventures	550	544
Other invested assets	657	643
Total investments	38,850	37,950
Cash and cash equivalents	75	—
Accrued investment income	434	443
Premiums, reinsurance and other receivables	85	83
Current income tax recoverable	78	69
Total assets designated to the closed block	39,522	38,545
Excess of closed block liabilities over assets designated to the closed block	2,960	3,019
Amounts included in AOCI:
Unrealized investment gains (losses), net of income tax	2,226	1,089
Unrealized gains (losses) on derivatives, net of income tax	103	86
Allocated to policyholder dividend obligation, net of income tax	(1,449)	(338)
Total amounts included in AOCI	880	837
Maximum future earnings to be recognized from closed block assets and liabilities	$3,840	$3,856

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Closed Block (continued)

Information regarding the closed block policyholder dividend obligation was as follows:

	Six Months Ended June 30, 2019	Year Ended December 31, 2018
	(In millions)
Balance, beginning of period	$428	$2,121
Change in unrealized investment and derivative gains (losses)	1,406	(1,693)
Balance, end of period	$1,834	$428

Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Revenues
Premiums	$390	$410	$757	$797
Net investment income	447	431	875	875
Net investment gains (losses)	(4)	(24)	(5)	(53)
Net derivative gains (losses)	9	13	12	10
Total revenues	842	830	1,639	1,629
Expenses
Policyholder benefits and claims	563	596	1,102	1,167
Policyholder dividends	231	238	459	482
Other expenses	28	30	57	59
Total expenses	822	864	1,618	1,708
Revenues, net of expenses before provision for income tax expense (benefit)	20	(34)	21	(79)
Provision for income tax expense (benefit)	4	(7)	4	(17)
Revenues, net of expenses and provision for income tax expense (benefit)	$16	$(27)	$17	$(62)

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

	June 30, 2019					December 31, 2018
	Amortized Cost	Gross Unrealized			Estimated Fair Value	Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses (1)			Gains	Temporary Losses	OTTI Losses (1)
	(In millions)
U.S. corporate	$76,928	$7,216	$432	$—	$83,712	$77,761	$3,467	$2,280	$—	$78,948
Foreign government	58,605	9,205	256	—	67,554	56,353	6,406	471	—	62,288
Foreign corporate	58,682	4,730	1,014	—	62,398	56,290	2,438	2,025	—	56,703
U.S. government and agency	35,727	4,326	50	—	40,003	37,030	2,756	464	—	39,322
RMBS	27,635	1,465	88	(37)	29,049	27,409	920	394	(26)	27,961
ABS	13,687	98	72	1	13,712	12,552	74	153	1	12,472
Municipals	10,339	1,920	4	—	12,255	10,376	1,228	71	—	11,533
CMBS	9,626	413	33	—	10,006	9,045	115	122	—	9,038
Total fixed maturity securities AFS	$291,229	$29,373	$1,949	$(36)	$318,689	$286,816	$17,404	$5,980	$(25)	$298,265

__________________

(1)
Noncredit OTTI losses included in AOCI in an unrealized gain position are due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities AFS with an estimated fair value of $35 million and $15 million, and unrealized gains (losses) of $2 million and ($1) million at June 30, 2019 and December 31, 2018, respectively.
Maturities of Fixed Maturity Securities AFS
The amortized cost and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at June 30, 2019:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost	$16,336	$51,147	$57,849	$114,949	$50,948	$291,229
Estimated fair value	$16,415	$53,234	$62,407	$133,866	$52,767	$318,689

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Continuous Gross Unrealized Losses for Fixed Maturity Securities AFS by Sector
The following table presents the estimated fair value and gross unrealized losses of fixed maturity securities AFS in an unrealized loss position by sector and aggregated by length of time that the securities have been in a continuous unrealized loss position at:

	June 30, 2019				December 31, 2018
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$4,058	$105	$5,190	$327	$32,430	$1,663	$5,826	$617
Foreign government	1,469	110	1,863	146	4,392	243	2,902	228
Foreign corporate	3,425	157	8,628	857	19,564	1,230	5,765	795
U.S. government and agency	2,155	9	2,634	41	6,813	58	8,937	406
RMBS	1,686	14	3,138	37	6,506	120	6,423	248
ABS	5,336	45	2,012	28	8,230	138	392	16
Municipals	64	—	124	4	1,380	46	349	25
CMBS	768	2	534	31	3,893	67	707	55
Total fixed maturity securities AFS	$18,961	$442	$24,123	$1,471	$83,208	$3,565	$31,301	$2,390
Total number of securities in an unrealized loss position	1,743		1,992		6,913		2,335

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
Current Period Evaluation
Based on the Company’s current evaluation of its securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at June 30, 2019. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), and changes in credit ratings, collateral valuation and foreign currency exchange rates. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities AFS decreased $4.0 billion for the six months ended June 30, 2019 to $1.9 billion. The decrease in gross unrealized losses for the six months ended June 30, 2019 was primarily attributable to decreases in interest rates and narrowing credit spreads.
At June 30, 2019, $156 million of the total $1.9 billion of gross unrealized losses were from 48 fixed maturity securities AFS with an unrealized loss position of 20% or more of amortized cost for six months or greater.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Investment Grade Fixed Maturity Securities AFS
Of the $156 million of gross unrealized losses on fixed maturity securities AFS with an unrealized loss of 20% or more of amortized cost for six months or greater, $97 million, or 62%, were related to gross unrealized losses on 18 investment grade fixed maturity securities AFS. Unrealized losses on investment grade fixed maturity securities AFS are principally related to widening credit spreads since purchase and, with respect to fixed-rate fixed maturity securities AFS, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities AFS
Of the $156 million of gross unrealized losses on fixed maturity securities AFS with an unrealized loss of 20% or more of amortized cost for six months or greater, $59 million, or 38%, were related to gross unrealized losses on 30 below investment grade fixed maturity securities AFS. Unrealized losses on below investment grade fixed maturity securities AFS are principally related to U.S. and foreign corporate securities (primarily industrial and financial institutions) and foreign government securities and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty. Management evaluates U.S. corporate and foreign corporate securities based on factors such as expected cash flows, financial condition and near-term and long-term prospects of the issuers. Management evaluates foreign government securities based on factors impacting the issuers such as expected cash flows, financial condition and any country-specific economic or public sector programs.
Equity Securities
Equity securities are summarized as follows at:

	June 30, 2019		December 31, 2018
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total

	(Dollars in millions)
Common stock	$1,067	72.3%	$1,037	72.0%
Non-redeemable preferred stock	409	27.7	403	28.0
Total equity securities	$1,476	100.0%	$1,440	100.0%

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2019		December 31, 2018
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$49,570	63.6%	$48,463	64.0%
Agricultural	15,334	19.7	14,905	19.7
Residential	13,188	16.9	12,427	16.4
Total recorded investment	78,092	100.2	75,795	100.1
Valuation allowances	(357)	(0.5)	(342)	(0.5)
Subtotal mortgage loans, net	77,735	99.7	75,453	99.6
Residential — FVO (1)	262	0.3	299	0.4
Total mortgage loans, net	$77,997	100.0%	$75,752	100.0%

__________________

(1)	Information on residential mortgage loans — FVO is presented in Note 8. The Company elects the FVO for certain residential mortgage loans that are managed on a total return basis.
The amount of net discounts, included within total recorded investment, primarily residential, was $935 million and $944 million at June 30, 2019 and December 31, 2018, respectively.
Purchases of mortgage loans, primarily residential, were $567 million and $1.9 billion for the three months and six months ended June 30, 2019, respectively, and $666 million and $973 million for the three months and six months ended June 30, 2018, respectively.
Mortgage Loans, Valuation Allowance and Impaired Loans by Portfolio Segment
Mortgage loans by portfolio segment, by method of evaluation of credit loss, impaired mortgage loans including those modified in a troubled debt restructuring, and the related valuation allowances, were as follows at:

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value
	(In millions)
June 30, 2019
Commercial	$—	$—	$—	$—	$—	$49,570	$246	$—
Agricultural	31	31	3	191	190	15,113	45	218
Residential	—	—	—	504	403	12,785	63	403
Total	$31	$31	$3	$695	$593	$77,468	$354	$621
December 31, 2018
Commercial	$—	$—	$—	$—	$—	$48,463	$238	$—
Agricultural	31	31	3	169	169	14,705	43	197
Residential	—	—	—	431	386	12,041	58	386
Total	$31	$31	$3	$600	$555	$75,209	$339	$583

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $0, $172 million and $401 million, respectively, for the three months ended June 30, 2019, and $0, $181 million and $396 million, respectively, for the six months ended June 30, 2019.
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $0, $122 million and $351 million, respectively, for the three months ended June 30, 2018, and $0, $97 million and $342 million, respectively, for the six months ended June 30, 2018.
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Six Months Ended June 30,
	2019				2018
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$238	$46	$58	$342	$214	$41	$59	$314
Provision (release)	8	2	9	19	13	—	2	15
Charge-offs, net of recoveries	—	—	(4)	(4)	—	—	(4)	(4)
Balance, end of period	$246	$48	$63	$357	$227	$41	$57	$325

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios				% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(Dollars in millions)
June 30, 2019
Loan-to-value ratios:
Less than 65%	$41,424	$773	$156	$42,353	85.4%	$43,922	85.7%
65% to 75%	5,649	26	166	5,841	11.8	5,975	11.7
76% to 80%	377	228	55	660	1.3	645	1.3
Greater than 80%	482	234	—	716	1.5	690	1.3
Total	$47,932	$1,261	$377	$49,570	100.0%	$51,232	100.0%
December 31, 2018
Loan-to-value ratios:
Less than 65%	$40,360	$827	$101	$41,288	85.2%	$41,599	85.3%
65% to 75%	5,790	—	25	5,815	12.0	5,849	12.0
76% to 80%	423	209	56	688	1.4	664	1.4
Greater than 80%	496	176	—	672	1.4	635	1.3
Total	$47,069	$1,212	$182	$48,463	100.0%	$48,747	100.0%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	June 30, 2019		December 31, 2018
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$14,250	92.9%	$13,704	92.0%
65% to 75%	992	6.5	1,145	7.7
76% to 80%	69	0.4	33	0.2
Greater than 80%	23	0.2	23	0.1
Total	$15,334	100.0%	$14,905	100.0%

Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	June 30, 2019		December 31, 2018
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$12,755	96.7%	$11,956	96.2%
Nonperforming (1)	433	3.3	471	3.8
Total	$13,188	100.0%	$12,427	100.0%

__________________

(1)	Includes residential mortgage loans in process of foreclosure of $124 million and $140 million at June 30, 2019 and December 31, 2018, respectively.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both June 30, 2019 and December 31, 2018. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and nonaccrual mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
	(In millions)
Commercial	$4	$9	$4	$9	$176	$176
Agricultural	134	204	52	109	105	105
Residential	433	471	38	35	395	436
Total	$571	$684	$94	$153	$676	$717

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Real Estate and Real Estate Joint Ventures
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity method income from real estate joint ventures. Real estate investments, by income type, as well as income earned, are as follows at and for the periods indicated:

	June 30, 2019	December 31, 2018	Three Months Ended June 30,		Six Months Ended June 30,
			2019	2018	2019	2018
	Carrying Value		Income
	(In millions)
Leased real estate investments	$4,502	$4,132	$90	$104	$182	$208
Other real estate investments	479	461	56	57	90	90
Real estate joint ventures	5,345	5,105	33	34	37	65
Total real estate and real estate joint ventures	$10,326	$9,698	$179	$195	$309	$363

The carrying value of real estate investments acquired through foreclosure was $44 million and $45 million at June 30, 2019 and December 31, 2018, respectively. Depreciation expense on real estate investments was $25 million and $48 million for the three months and six months ended June 30, 2019, respectively, and $21 million and $47 million for the three months and six months ended June 30, 2018, respectively. Real estate investments were net of accumulated depreciation of $991 million and $931 million at June 30, 2019 and December 31, 2018, respectively.
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

	June 30, 2019	December 31, 2018	Three Months Ended June 30,		Six Months Ended June 30,
			2019	2018	2019	2018
	Carrying Value		Income
	(In millions)
Leased real estate investments:
Office	$2,205	$1,999	$42	$44	$86	$89
Retail	1,096	1,006	25	25	49	51
Apartment	256	253	5	19	10	37
Industrial	276	223	11	10	22	19
Land	505	489	5	4	10	9
Hotel	95	94	1	—	3	—
Other	69	68	1	2	2	3
Total leased real estate investments	$4,502	$4,132	$90	$104	$182	$208

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Future contractual receipts under operating leases at June 30, 2019 are $154 million for the remainder of 2019, $246 million in 2020, $193 million in 2021, $163 million in 2022, $142 million in 2023, $992 million thereafter, and in total are $1.9 billion.
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
Investment in leveraged and direct financing leases consisted of the following at:

	June 30, 2019		December 31, 2018
	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases
	(In millions)
Lease receivables, net (1)	$707	$2,017	$715	$1,855
Estimated residual values	807	42	807	42
Subtotal	1,514	2,059	1,522	1,897
Unearned income	(391)	(742)	(414)	(705)
Investment in leases	$1,123	$1,317	$1,108	$1,192
__________________

(1)
Future contractual receipts under direct financing leases at June 30, 2019 are $62 million for the remainder of 2019, $109 million in 2020, $108 million in 2021, $132 million in 2022, $104 million in 2023, $1.5 billion thereafter, and in total $2.0 billion.

Lease receivables are generally due in periodic installments. The payment periods for leveraged leases generally range from one to 15 years but in certain circumstances can be over 25 years, while the payment periods for direct financing leases generally range from one to 25 years but in certain circumstances can be over 25 years. For lease receivables, the primary credit quality indicator is whether the lease receivable is performing or nonperforming, which is assessed monthly. The Company generally defines nonperforming lease receivables as those that are 90 days or more past due. At both June 30, 2019 and December 31, 2018, all leveraged lease receivables were performing and over 99% of direct financing lease receivables were performing.
The Company’s deferred income tax liability related to leveraged leases was $510 million and $519 million at June 30, 2019 and December 31, 2018, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

The components of income from investment in leveraged and direct financing leases, excluding net investment gains (losses), were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases
	(In millions)
Lease investment income	$12	$27	$12	$27	$24	$47	$23	$47
Less: Income tax expense	3	6	2	6	5	10	5	10
Lease investment income, net of income tax	$9	$21	$10	$21	$19	$37	$18	$37

Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $11.4 billion and $9.0 billion at June 30, 2019 and December 31, 2018, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities AFS and derivatives and the effect on DAC, VOBA, deferred sales inducements (“DSI”), future policy benefits and the policyholder dividend obligation, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	June 30, 2019	December 31, 2018
	(In millions)
Fixed maturity securities AFS	$27,390	$11,356
Fixed maturity securities AFS with noncredit OTTI losses included in AOCI	36	25
Total fixed maturity securities AFS	27,426	11,381
Derivatives	2,680	2,127
Other	265	290
Subtotal	30,371	13,798
Amounts allocated from:
Future policy benefits	(1,054)	31
DAC, VOBA and DSI	(2,683)	(1,231)
Policyholder dividend obligation	(1,834)	(428)
Subtotal	(5,571)	(1,628)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(5)	(3)
Deferred income tax benefit (expense)	(6,401)	(3,502)
Net unrealized investment gains (losses)	18,394	8,665
Net unrealized investment gains (losses) attributable to noncontrolling interests	(13)	(10)
Net unrealized investment gains (losses) attributable to MetLife, Inc.	$18,381	$8,655

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

The changes in net unrealized investment gains (losses) were as follows:

Six Months Ended June 30, 2019
(In millions)
Balance, beginning of period	$8,655
Cumulative effects of changes in accounting principles, net of income tax (Note 1)	21
Fixed maturity securities AFS on which noncredit OTTI losses have been recognized	11
Unrealized investment gains (losses) during the period	16,536
Unrealized investment gains (losses) relating to:
Future policy benefits	(1,085)
DAC, VOBA and DSI	(1,452)
Policyholder dividend obligation	(1,406)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(2)
Deferred income tax benefit (expense)	(2,894)
Net unrealized investment gains (losses)	18,384
Net unrealized investment gains (losses) attributable to noncontrolling interests	(3)
Balance, end of period	$18,381
Change in net unrealized investment gains (losses)	$9,729
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	(3)
Change in net unrealized investment gains (losses) attributable to MetLife, Inc.	$9,726

Concentrations of Credit Risk
Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at estimated fair value at June 30, 2019 and December 31, 2018, were in fixed income securities of the Japanese government and its agencies of $33.2 billion and $30.2 billion, respectively, and in fixed income securities of the South Korean government and its agencies of $7.4 billion and $7.1 billion, respectively.
Securities Lending and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of the securities lending and repurchase agreements transactions is as follows:

	June 30, 2019				December 31, 2018
	Securities on Loan (1)				Securities on Loan (1)
	Amortized Cost	Estimated Fair Value	Cash Collateral Received from Counterparties (2), (3)	Reinvestment Portfolio at Estimated Fair Value	Amortized Cost	Estimated Fair Value	Cash Collateral Received from Counterparties (2), (3)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$15,472	$17,396	$17,782	$17,952	$16,969	$17,724	$18,005	$18,074
Repurchase agreements	$1,520	$1,648	$1,612	$1,629	$1,033	$1,093	$1,067	$1,069
__________________

(1)
Securities on loan in connection with securities lending are included within fixed maturities securities AFS and cash equivalents and securities on loan in connection with repurchase agreements are included within fixed maturities securities AFS, short-term investments and cash equivalents.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

(2)
In connection with securities lending, in addition to cash collateral received, the Company received from counterparties security collateral of $10 million and $78 million at June 30, 2019 and December 31, 2018, respectively, which may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated financial statements.

(3)
The securities lending liability for cash collateral is included within payables for collateral under securities loaned and other transactions, and the repurchase agreements liability for cash collateral is included within payables for collateral under securities loaned and other transactions and other liabilities.

Contractual Maturities
A summary of the remaining contractual maturities of securities lending agreements and repurchase agreements is as follows:

	June 30, 2019				December 31, 2018
	Remaining Maturities				Remaining Maturities
	Open (1)	1 Month or Less	Over 1 to 6 Months	Total	Open (1)	1 Month or Less	Over 1 to 6 Months	Total
	(In millions)
Cash collateral liability by loaned security type:
Securities lending:
U.S. government and agency	$3,440	$4,147	$9,081	$16,668	$2,736	$8,995	$5,220	$16,951
Foreign government	—	380	666	1,046	—	214	761	975
Agency RMBS	—	68	—	68	—	79	—	79
Total	$3,440	$4,595	$9,747	$17,782	$2,736	$9,288	$5,981	$18,005

Repurchase agreements:
U.S. government and agency	$—	$1,535	$—	$1,535	$—	$1,000	$—	$1,000
All other corporate and government	—	6	71	77	—	—	67	67
Total	$—	$1,541	$71	$1,612	$—	$1,000	$67	$1,067
__________________

(1)
The related loaned security could be returned to the Company on the next business day, which would require the Company to immediately return the cash collateral. The estimated fair value of the securities on loan related to this cash collateral at June 30, 2019 was $3.4 billion, all of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.

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
The securities lending and repurchase agreements reinvestment portfolios acquired with the cash collateral consist principally of high quality, liquid, publicly-traded fixed maturity securities AFS, short-term investments, cash equivalents or held in cash. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Federal Home Loan Bank of Boston Advance Agreements
At June 30, 2019 and December 31, 2018, a subsidiary of the Company had pledged municipals with an estimated fair value of $1.1 billion and $1.2 billion, respectively, as collateral, and at both June 30, 2019 and December 31, 2018, received $800 million in cash advances under short-term advance agreements with the Federal Home Loan Bank (“FHLB”) of Boston. The liability to return the cash advances is included within payables for collateral under securities loaned and other transactions. The estimated fair value of the reinvestment portfolio acquired with the cash advances was $833 million and $799 million at June 30, 2019 and December 31, 2018, respectively, and consisted primarily of Structured Securities, U.S. and foreign corporate securities and U.S. government and agency securities. At both June 30, 2019 and December 31, 2018, the reinvestment portfolio also included a $33 million, at redemption value, required investment in FHLB of Boston common stock. The subsidiary is permitted to withdraw any portion of the pledged collateral over the minimum collateral requirement at any time, other than in the event of a default by the subsidiary.
The cash advance liability by loaned security type and remaining contractual maturities of the agreements was as follows at:

	June 30, 2019				December 31, 2018
	Remaining Maturities				Remaining Maturities
	1 Month or Less	Over 1 to 6 Months	6 Months to 1 Year	Total	1 Month or Less	Over 1 to 6 Months	6 Months to 1 Year	Total
(In millions)
Cash advance liability by loaned security type:
Municipals	$200	$600	$—	$800	$150	$650	$—	$800

Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value for all asset classes, except mortgage loans, which are presented at carrying value, at:

	June 30, 2019	December 31, 2018
	(In millions)
Invested assets on deposit (regulatory deposits)	$1,940	$1,788
Invested assets held in trust (collateral financing arrangement and reinsurance agreements)	3,241	2,971
Invested assets pledged as collateral (1)	24,237	24,168
Total invested assets on deposit, held in trust and pledged as collateral	$29,418	$28,927
__________________

(1)
The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements, secured debt, a collateral financing arrangement (see Notes 4, 12 and 13 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report) and derivative transactions (see Note 7).

See “— Securities Lending and Repurchase Agreements” for information regarding securities supporting securities lending and repurchase agreement transactions and Note 5 for information regarding investments designated to the closed block. In addition, the restricted investment in FHLB common stock was $800 million and $793 million, at redemption value, at June 30, 2019 and December 31, 2018, respectively.
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
The following table presents the total assets and total liabilities relating to investment-related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	June 30, 2019		December 31, 2018
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Renewable energy partnership (1)	$99	$—	$102	$—
Investment funds (2)	138	1	79	1
Other investments (1)	20	5	21	5
Total	$257	$6	$202	$6
__________________

(1)	Assets of the renewable energy partnership and other investments primarily consisted of other invested assets.

(2)	Assets of the investment funds primarily consisted of other invested assets at June 30, 2019 and cash and cash equivalents at December 31, 2018.
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	June 30, 2019		December 31, 2018
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured Securities (2)	$51,175	$51,175	$47,874	$47,874
U.S. and foreign corporate	1,358	1,358	932	932
Foreign government	139	139	—	—
Other limited partnership interests	5,997	11,020	5,641	9,888
Other invested assets	1,762	1,875	1,906	2,063
Other investments	412	426	296	300
Total	$60,843	$65,993	$56,649	$61,057
__________________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $73 million and $94 million at June 30, 2019 and December 31, 2018, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 16, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for both the six months ended June 30, 2019 and 2018.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

For the three months ended June 30, 2019, the Company securitized certain residential mortgage loans and acquired an interest in the related RMBS issued. While the Company has a variable interest in the issuer of the securities, it is not the primary beneficiary of the issuer of the securities since it does not have any rights to remove the servicer or veto rights over the servicer’s actions. For the three months ended June 30, 2019, the carrying value and the estimated fair value of mortgage loans securitized were $443 million and $467 million, respectively, resulting in a gain of $24 million, which was included within net investment gains (losses). The estimated fair value of the RMBS acquired in connection with the securitizations was $133 million, which was included in the carrying amount and maximum exposure to loss for Structured Securities presented above. See Note 8 for information on how the estimated fair value of mortgage loans and RMBS is determined, the valuation approaches and key inputs, their placement in the fair value hierarchy, and for certain RMBS, quantitative information about the significant unobservable inputs and the sensitivity of their estimated fair value to changes in those inputs.
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Investment income:
Fixed maturity securities AFS	$3,024	$3,014	$5,963	$5,910
Equity securities	15	15	32	31
FVO Securities (1)	38	8	93	14
Mortgage loans	943	815	1,855	1,607
Policy loans	129	127	257	251
Real estate and real estate joint ventures	179	195	309	363
Other limited partnership interests	243	120	366	327
Cash, cash equivalents and short-term investments	113	95	241	167
Operating joint ventures	38	19	56	32
Other	71	94	149	200
Subtotal	4,793	4,502	9,321	8,902
Less: Investment expenses	361	315	717	617
Subtotal, net	4,432	4,187	8,604	8,285
Unit-linked investments (1)	261	286	997	(67)
Net investment income	$4,693	$4,473	$9,601	$8,218
__________________

(1)
Changes in estimated fair value subsequent to purchase for investments still held as of the end of the respective periods included in net investment income were principally from contractholder-directed equity securities supporting unit-linked variable annuity type liabilities (“Unit-linked investments”), and were $149 million and $757 million for the three months and six months ended June 30, 2019, respectively, and $165 million and ($174) million for the three months and six months ended June 30, 2018, respectively.

The Company invests in real estate joint ventures, other limited partnership interests and tax credit and renewable energy partnerships, and also does business through certain operating joint ventures, the majority of which are accounted for under the equity method. Net investment income from other limited partnership interests and operating joint ventures, accounted for under the equity method, and real estate joint ventures and tax credit and renewable energy partnerships, primarily accounted for under the equity method, totaled $241 million and $330 million for the three months and six months ended June 30, 2019, respectively, and $97 million and $302 million for the three months and six months ended June 30, 2018, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Total gains (losses) on fixed maturity securities AFS:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Industrial	$—	$—	$(8)	$—
Total U.S. and foreign corporate securities	—	—	(8)	—
RMBS	—	—	(2)	—
OTTI losses on fixed maturity securities AFS recognized in earnings	—	—	(10)	—
Fixed maturity securities AFS — net gains (losses) on sales and disposals	138	(46)	124	(141)
Total gains (losses) on fixed maturity securities AFS	138	(46)	114	(141)
Total gains (losses) on equity securities:
Equity securities — net gains (losses) on sales and disposals	4	14	47	116
Change in estimated fair value of equity securities (1)	(6)	20	58	(113)
Total gains (losses) on equity securities	(2)	34	105	3
Mortgage loans	14	(15)	(1)	(36)
Real estate and real estate joint ventures	1	89	6	114
Other limited partnership interests	—	8	—	8
Other (2), (3)	(42)	(58)	(110)	(188)
Subtotal	109	12	114	(240)
Change in estimated fair value of other limited partnership interests and real estate joint ventures	3	(1)	(12)	(6)
Non-investment portfolio gains (losses) (4)	(51)	(238)	(26)	(314)
Subtotal	(48)	(239)	(38)	(320)
Total net investment gains (losses)	$61	$(227)	$76	$(560)

__________________

(1)
Changes in estimated fair value subsequent to purchase for equity securities still held as of the end of the period included in net investment gains (losses) were ($1) million and $92 million for the three months and six months ended June 30, 2019, respectively, and $31 million and ($5) million for the three months and six months ended June 30, 2018, respectively.

(2)
Other gains (losses) for the three months and six months ended June 30, 2019 included tax credit partnership impairment losses of $14 million and $92 million, respectively, and a renewable energy partnership disposal gain of $46 million for the six months ended June 30, 2019.

(3)
Other gains (losses) included renewable energy partnership disposal losses of $83 million for both the three months and six months ended June 30, 2018 and leveraged lease impairment losses of $105 million for the six months ended June 30, 2018.

(4)
Non-investment portfolio gains (losses) for the three months and six months ended June 30, 2018, included a loss of $159 million and $327 million, respectively, which represents both the change in estimated fair value of Brighthouse Financial, Inc. common stock (“FVO Brighthouse Common Stock”) held by the Company through date of disposal and the loss on disposal in June 2018.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Gains (losses) from foreign currency transactions included within net investment gains (losses) were $25 million and $39 million for the three months and six months ended June 30, 2019, respectively, and ($47) million and $18 million for the three months and six months ended June 30, 2018, respectively.
Sales or Disposals and Impairments of Fixed Maturity Securities AFS
Sales of securities are determined on a specific identification basis. Proceeds from sales or disposals and the components of net investment gains (losses) were as shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Proceeds	$13,895	$20,183	$29,720	$39,253
Gross investment gains	$262	$149	$467	$255
Gross investment losses	(124)	(195)	(343)	(396)
OTTI losses	—	—	(10)	—
Net investment gains (losses)	$138	$(46)	$114	$(141)

Credit Loss Rollforward of Fixed Maturity Securities AFS
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities AFS still held for which a portion of the OTTI loss was recognized in OCI:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Balance, beginning of period	$85	$128	$89	$138
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	(8)	(17)	(11)	(26)
Increase in cash flows — accretion of previous credit loss OTTI	—	—	(1)	(1)
Balance, end of period	$77	$111	$77	$111

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
Embedded Derivatives
The Company sold variable annuities and issues certain insurance products and investment contracts and is a party to certain reinsurance agreements that have embedded derivatives. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated. The embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative if:

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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		June 30, 2019			December 31, 2018
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$2,315	$2,590	$3	$2,446	$2,197	$2
Foreign currency swaps	Foreign currency exchange rate	1,182	41	5	1,233	54	—
Foreign currency forwards	Foreign currency exchange rate	2,412	28	8	2,140	28	18
Subtotal		5,909	2,659	16	5,819	2,279	20
Cash flow hedges:
Interest rate swaps	Interest rate	3,792	184	8	3,515	143	1
Interest rate forwards	Interest rate	2,855	39	19	3,022	—	216
Foreign currency swaps	Foreign currency exchange rate	35,457	1,937	1,444	35,931	1,796	1,831
Subtotal		42,104	2,160	1,471	42,468	1,939	2,048
NIFO hedges:
Foreign currency forwards	Foreign currency exchange rate	509	5	7	960	4	27
Currency options	Foreign currency exchange rate	3,500	18	88	5,137	3	202
Subtotal		4,009	23	95	6,097	7	229
Total qualifying hedges		52,022	4,842	1,582	54,384	4,225	2,297
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	54,465	2,617	166	54,891	1,796	175
Interest rate floors	Interest rate	12,701	186	—	12,701	102	—
Interest rate caps	Interest rate	52,388	30	2	54,575	154	1
Interest rate futures	Interest rate	1,786	—	—	2,353	1	3
Interest rate options	Interest rate	30,780	932	—	26,690	416	—
Interest rate forwards	Interest rate	235	6	3	234	1	15
Interest rate total return swaps	Interest rate	1,048	65	—	1,048	33	2
Synthetic GICs	Interest rate	27,219	—	—	25,700	—	—
Foreign currency swaps	Foreign currency exchange rate	12,860	833	466	11,388	884	458
Foreign currency forwards	Foreign currency exchange rate	14,320	108	228	13,417	198	213
Currency futures	Foreign currency exchange rate	883	—	6	847	4	—
Currency options	Foreign currency exchange rate	1,920	1	—	2,040	7	—
Credit default swaps — purchased	Credit	2,483	17	74	1,903	25	39
Credit default swaps — written	Credit	12,340	257	1	11,391	95	13
Equity futures	Equity market	3,946	4	22	2,992	13	77
Equity index options	Equity market	27,763	692	666	27,707	884	550
Equity variance swaps	Equity market	2,173	41	94	2,269	40	87
Equity total return swaps	Equity market	769	—	13	929	91	—
Total non-designated or nonqualifying derivatives		260,079	5,789	1,741	253,075	4,744	1,633
Total		$312,101	$10,631	$3,323	$307,459	$8,969	$3,930

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both June 30, 2019 and December 31, 2018. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Three Months Ended June 30, 2019
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(1)	$—	$—	$205	$—	$—	N/A
Hedged items	2	—	—	(206)	—	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	10	59	—	—	—	—	N/A
Hedged items	(11)	(54)	—	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	(22)	—	—	—	—	N/A
Subtotal	—	(17)	—	(1)	—	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$358
Amount of gains (losses) reclassified from AOCI into income	6	4	—	—	—	—	(10)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	300
Amount of gains (losses) reclassified from AOCI into income	(1)	83	—	—	—	1	(83)
Foreign currency transaction gains (losses) on hedged items	—	(90)	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	(1)	—	—	—	—	1
Subtotal	5	(4)	—	—	—	1	566
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	N/A	N/A	N/A	N/A	N/A	(37)
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	(7)
Subtotal	N/A	N/A	N/A	N/A	N/A	N/A	(44)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	(1)	—	857	12	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	136	(4)	—	—	N/A
Credit derivatives — purchased (1)	—	—	(5)	—	—	—	N/A
Credit derivatives — written (1)	—	—	50	—	—	—	N/A
Equity derivatives (1)	—	—	(182)	(30)	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(111)	—	—	—	N/A
Subtotal	(1)	—	745	(22)	—	—	N/A
Earned income on derivatives	60	—	125	33	(36)	—	—
Embedded derivatives (2)	N/A	N/A	(146)	—	N/A	N/A	N/A
Total	$64	$(21)	$724	$10	$(36)	$1	$522

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

	Three Months Ended June 30, 2018
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$—	$—	$(68)	$—	$—	$—	N/A
Hedged items	—	—	70	—	—	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	—	—	(57)	—	—	—	N/A
Hedged items	—	—	51	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	—	(12)	—	—	—	N/A
Subtotal	—	—	(16)	—	—	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(57)
Amount of gains (losses) reclassified from AOCI into income	6	—	(1)	—	—	1	(6)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	198
Amount of gains (losses) reclassified from AOCI into income	(1)	—	(475)	—	—	—	476
Foreign currency transaction gains (losses) on hedged items	—	—	478	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	5	—	2	—	—	1	611
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	N/A	N/A	N/A	N/A	N/A	81
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	—
Subtotal	N/A	N/A	N/A	N/A	N/A	N/A	81
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	—	(75)	(5)	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	(1)	(5)	—	—	N/A
Credit derivatives — purchased (1)	—	—	14	—	—	—	N/A
Credit derivatives — written (1)	—	—	(35)	—	—	—	N/A
Equity derivatives (1)	—	—	(174)	(33)	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(58)	—	—	—	N/A
Subtotal	—	—	(329)	(43)	—	—	N/A
Earned income on derivatives	93	—	133	3	(28)	(4)	—
Embedded derivatives (2)	N/A	N/A	151	—	N/A	N/A	N/A
Total	$98	$—	$(59)	$(40)	$(28)	$(3)	$692

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

	Six Months Ended June 30, 2019
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(4)	$—	$—	$332	$—	$—	N/A
Hedged items	5	—	—	(334)	—	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(20)	45	—	—	—	—	N/A
Hedged items	18	(42)	—	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	(38)	—	—	—	—	N/A
Subtotal	(1)	(35)	—	(2)	—	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$610
Amount of gains (losses) reclassified from AOCI into income	11	(2)	—	—	—	1	(10)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	59
Amount of gains (losses) reclassified from AOCI into income	(3)	108	—	—	—	1	(106)
Foreign currency transaction gains (losses) on hedged items	—	(125)	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	8	(19)	—	—	—	2	553
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	N/A	N/A	N/A	N/A	N/A	(43)
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	(7)
Subtotal	N/A	N/A	N/A	N/A	N/A	N/A	(50)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	(2)	—	1,266	31	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	(6)	(1)	—	—	N/A
Credit derivatives — purchased (1)	—	—	(20)	—	—	—	N/A
Credit derivatives — written (1)	—	—	186	—	—	—	N/A
Equity derivatives (1)	—	—	(849)	(126)	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(29)	—	—	—	N/A
Subtotal	(2)	—	548	(96)	—	—	N/A
Earned income on derivatives	116	—	244	65	(68)	—	—
Embedded derivatives (2)	N/A	N/A	47	—	N/A	N/A	N/A
Total	$121	$(54)	$839	$(33)	$(68)	$2	$503

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

	Six Months Ended June 30, 2018
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$—	$—	$(278)	$—	$—	$—	N/A
Hedged items	—	—	280	—	—	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	—	—	113	—	—	—	N/A
Hedged items	—	—	(108)	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	—	(20)	—	—	—	N/A
Subtotal	—	—	(13)	—	—	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(334)
Amount of gains (losses) reclassified from AOCI into income	10	—	20	—	—	1	(31)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	123
Amount of gains (losses) reclassified from AOCI into income	(1)	—	(336)	—	—	1	336
Foreign currency transaction gains (losses) on hedged items	—	—	340	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	9	—	24	—	—	2	94
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	N/A	N/A	N/A	N/A	N/A	(76)
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	—
Subtotal	N/A	N/A	N/A	N/A	N/A	N/A	(76)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	4	—	(310)	(12)	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	386	(3)	—	—	N/A
Credit derivatives — purchased (1)	—	—	11	—	—	—	N/A
Credit derivatives — written (1)	—	—	(79)	—	—	—	N/A
Equity derivatives (1)	1	—	(76)	(21)	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(107)	—	—	—	N/A
Subtotal	5	—	(175)	(36)	—	—	N/A
Earned income on derivatives	174	—	266	5	(51)	(6)	—
Embedded derivatives (2)	N/A	N/A	188	—	N/A	N/A	N/A
Total	$188	$—	$290	$(31)	$(51)	$(4)	$18
__________________

(1)	Excludes earned income on derivatives.

(2)
The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($13) million and ($75) million for the three months and six months ended June 30, 2019, respectively, and ($25) million and ($5) million for the three months and six months ended June 30, 2018, respectively.

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
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

	June 30, 2019
Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	(In millions)
Fixed maturity securities AFS	$2,613	$(1)
Mortgage loans	$1,096	$6
Future policy benefits	$(4,286)	$(873)
Policyholder account balances	$(74)	$—
__________________

(1)	Includes ($1) million of hedging adjustments on discontinued hedging relationships.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net investment gains (losses). These amounts were $57 million and $58 million for the three months and six months ended June 30, 2019, respectively, and $6 million for both the three months and six months ended June 30, 2018.
At June 30, 2019 and December 31, 2018, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed nine years and four years, respectively.
At June 30, 2019 and December 31, 2018, the balance in AOCI associated with cash flow hedges was $2.7 billion and $2.1 billion, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At June 30, 2019, the Company expected to reclassify $115 million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
NIFO Hedges
The Company uses foreign currency exchange rate derivatives, which may include foreign currency forwards and currency options, to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. The Company also designates a portion of its foreign-denominated debt as a non-derivative hedging instrument of its net investments in foreign operations. The Company assesses hedge effectiveness of its derivatives based upon the change in forward rates and assesses

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

its non-derivative hedging instruments based on changes in spot rates. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
When net investments in foreign operations are sold or substantially liquidated, the amounts in AOCI are reclassified to the statement of operations.
At June 30, 2019 and December 31, 2018, the cumulative foreign currency translation gain (loss) recorded in AOCI related to NIFO hedges was $134 million and $184 million, respectively. At June 30, 2019 and December 31, 2018, the carrying amount of debt designated as a non-derivative hedging instrument was $390 million and $0, respectively. See Note 10 for additional information on foreign-denominated debt.
Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the nonqualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $12.3 billion and $11.4 billion at June 30, 2019 and December 31, 2018, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At June 30, 2019 and December 31, 2018, the Company would have received $256 million and $82 million, respectively, to terminate all of these contracts.
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	June 30, 2019			December 31, 2018
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$5	$386	1.5	$4	$354	1.7
Credit default swaps referencing indices	38	2,504	2.4	28	2,154	2.5
Subtotal	43	2,890	2.3	32	2,508	2.4
Baa
Single name credit default swaps (3)	3	368	1.3	3	482	1.5
Credit default swaps referencing indices	185	8,742	5.1	40	8,056	5.0
Subtotal	188	9,110	4.9	43	8,538	4.8
Ba
Single name credit default swaps (3)	—	10	1.0	—	15	2.0
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	—	10	1.0	—	15	2.0
B
Single name credit default swaps (3)	—	—	—	—	—	—
Credit default swaps referencing indices	25	330	5.0	7	330	5.0
Subtotal	25	330	5.0	7	330	5.0
Total	$256	$12,340	4.3	$82	$11,391	4.3
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

(2)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average gross notional amounts.

(3)	Single name credit default swaps may be referenced to the credit of corporations, foreign governments, or municipals.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	June 30, 2019		December 31, 2018
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$10,134	$3,224	$8,805	$3,758
OTC-cleared (1)	588	32	245	33
Exchange-traded	4	28	18	80
Total gross estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1)	10,726	3,284	9,068	3,871
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,453)	(2,453)	(2,570)	(2,570)
OTC-cleared	(12)	(12)	(25)	(25)
Exchange-traded	—	—	(1)	(1)
Cash collateral: (3), (4)
OTC-bilateral	(4,476)	—	(4,709)	—
OTC-cleared	(540)	(4)	(145)	—
Exchange-traded	—	(15)	—	(57)
Securities collateral: (5)
OTC-bilateral	(3,002)	(738)	(1,266)	(1,134)
OTC-cleared	—	(10)	—	(8)
Exchange-traded	—	(13)	—	(7)
Net amount after application of master netting agreements and collateral	$243	$39	$352	$69
__________________

(1)
At June 30, 2019 and December 31, 2018, derivative assets included income or (expense) accruals reported in accrued investment income or in other liabilities of $95 million and $99 million, respectively, and derivative liabilities included (income) or expense accruals reported in accrued investment income or in other liabilities of ($39) million and ($59) million, respectively.

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

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At June 30, 2019 and December 31, 2018, the Company received excess cash collateral of $221 million and $135 million, respectively, and provided excess cash collateral of $274 million and $226 million, respectively, which is not included in the table above due to the foregoing limitation.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at June 30, 2019, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At June 30, 2019 and December 31, 2018, the Company received excess securities collateral with an estimated fair value of $153 million and $70 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At June 30, 2019 and December 31, 2018, the Company provided excess securities collateral with an estimated fair value of $104 million and $212 million, respectively, for its OTC-bilateral derivatives, and $730 million and $601 million, respectively, for its OTC-cleared derivatives, and $126 million and $90 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the collateral amount owed by that counterparty reaches a minimum transfer amount. Substantially all of the Company’s netting agreements for derivatives contain provisions that require both the Company and the counterparty to maintain a specific investment grade credit rating from each of Moody’s and S&P. If a party’s credit or financial strength rating, as applicable, were to fall below that specific investment grade credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement and payment based on such party’s reasonable valuation of the derivatives. A small number of these arrangements also include credit-contingent provisions that include a threshold above which collateral must be posted. Such agreements provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the credit ratings of MetLife, Inc. and/or the counterparty. At June 30, 2019, the amount of collateral not provided by the Company due to the existence of these thresholds was $15 million.
The following table presents the estimated fair value of the Company’s OTC-bilateral derivatives that were in a net liability position after considering the effect of netting agreements, together with the estimated fair value and balance sheet location of the collateral pledged. OTC-bilateral derivatives that are not subject to collateral agreements are excluded from this table.

	June 30, 2019			December 31, 2018
	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total
	(In millions)
Estimated Fair Value of Derivatives in a Net Liability Position (1)	$757	$14	$771	$1,148	$40	$1,188
Estimated Fair Value of Collateral Provided:
Fixed maturity securities AFS	$822	$—	$822	$1,218	$9	$1,227
Cash	$—	$—	$—	$6	$—	$6
__________________

(1)	After taking into consideration the existence of netting agreements.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	June 30, 2019	December 31, 2018
		(In millions)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$75	$71
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$323	$298
Assumed guaranteed minimum benefits	Policyholder account balances	441	495
Funds withheld on ceded reinsurance	Other liabilities	39	(41)
Fixed annuities with equity indexed returns	Policyholder account balances	107	58
Embedded derivatives within liability host contracts		$910	$810

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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	June 30, 2019
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$79,372	$4,340	$83,712
Foreign government	—	67,411	143	67,554
Foreign corporate	—	55,131	7,267	62,398
U.S. government and agency	20,447	19,556	—	40,003
RMBS	20	25,846	3,183	29,049
ABS	—	13,130	582	13,712
Municipals	—	12,248	7	12,255
CMBS	—	9,616	390	10,006
Total fixed maturity securities AFS	20,467	282,310	15,912	318,689
Equity securities	917	102	457	1,476
Unit-linked and FVO Securities (1)	10,513	1,993	494	13,000
Short-term investments (2)	783	1,233	123	2,139
Residential mortgage loans — FVO	—	—	262	262
Other investments	76	145	232	453
Derivative assets: (3)
Interest rate	—	6,546	103	6,649
Foreign currency exchange rate	—	2,892	79	2,971
Credit	—	238	36	274
Equity market	4	683	50	737
Total derivative assets	4	10,359	268	10,631
Embedded derivatives within asset host contracts (4)	—	—	75	75
Separate account assets (5)	88,675	101,657	932	191,264
Total assets (6)	$121,435	$397,799	$18,755	$537,989
Liabilities
Derivative liabilities: (3)
Interest rate	$—	$182	$19	$201
Foreign currency exchange rate	6	2,196	50	2,252
Credit	—	75	—	75
Equity market	22	679	94	795
Total derivative liabilities	28	3,132	163	3,323
Embedded derivatives within liability host contracts (4)	—	—	910	910
Separate account liabilities (5)	2	33	7	42
Total liabilities	$30	$3,165	$1,080	$4,275

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	December 31, 2018
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$74,874	$4,074	$78,948
Foreign government	—	62,150	138	62,288
Foreign corporate	—	50,310	6,393	56,703
U.S. government and agency	19,656	19,666	—	39,322
RMBS	—	24,734	3,227	27,961
ABS	—	11,775	697	12,472
Municipals	—	11,533	—	11,533
CMBS	—	8,696	342	9,038
Total fixed maturity securities AFS	19,656	263,738	14,871	298,265
Equity securities	916	105	419	1,440
Unit-linked and FVO Securities (1)	10,216	1,995	405	12,616
Short-term investments (2)	1,470	1,746	33	3,249
Residential mortgage loans — FVO	—	—	299	299
Other investments	80	118	39	237
Derivative assets: (3)
Interest rate	1	4,809	33	4,843
Foreign currency exchange rate	4	2,922	52	2,978
Credit	—	91	29	120
Equity market	13	956	59	1,028
Total derivative assets	18	8,778	173	8,969
Embedded derivatives within asset host contracts (4)	—	—	71	71
Separate account assets (5)	79,726	94,886	944	175,556
Total assets (6)	$112,082	$371,366	$17,254	$500,702
Liabilities
Derivative liabilities: (3)
Interest rate	$3	$194	$218	$415
Foreign currency exchange rate	—	2,660	89	2,749
Credit	—	48	4	52
Equity market	77	550	87	714
Total derivative liabilities	80	3,452	398	3,930
Embedded derivatives within liability host contracts (4)	—	—	810	810
Separate account liabilities (5)	1	20	7	28
Total liabilities	$81	$3,472	$1,215	$4,768
__________________

(1)	Unit-linked and FVO Securities were primarily comprised of Unit-linked investments at both June 30, 2019 and December 31, 2018.

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

(6)
Total assets included in the fair value hierarchy excluded other limited partnership interests that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. At June 30, 2019 and December 31, 2018, the estimated fair value of such investments was $110 million and $145 million, respectively.

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

Separate account assets and Separate account liabilities (1)
Mutual funds and hedge funds without readily determinable fair values as prices are not published publicly
	Key Input:		•	N/A
	•	quoted prices or reported NAV provided by the fund managers
Other limited partnership interests
	•	N/A	Valued giving consideration to the underlying holdings of the partnerships and adjusting, if appropriate.
Key Inputs:
			•	liquidity; bid/ask spreads; performance record of the fund manager
			•	other relevant variables that may impact the exit value of the particular partnership interest
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
Embedded Derivatives
Embedded derivatives principally include certain direct, assumed and ceded variable annuity guarantees, annuity contracts, and those related to funds withheld on ceded reinsurance agreements. Embedded derivatives are recorded at estimated fair value with changes in estimated fair value reported in net income.
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

					June 30, 2019				December 31, 2018				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	63	-	142	111	85	-	134	104	Increase
	•	Market pricing	•	Quoted prices (4)	25	-	434	116	25	-	638	110	Increase
	•	Consensus pricing	•	Offered quotes (4)	98	-	110	102	100	-	110	102	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	111	95	—	-	106	94	Increase (5)
ABS	•	Market pricing	•	Quoted prices (4)	3	-	121	98	3	-	116	97	Increase (5)
	•	Consensus pricing	•	Offered quotes (4)	100	-	105	102	100	-	103	101	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	197	-	259		268	-	317		Increase (7)
			•	Repurchase rates (8)	(25)	-	1		(5)	-	6		Decrease (7)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	(64)	-	328		(20)	-	328		Increase (7)
Credit	•	Present value techniques	•	Credit spreads (9)	96	-	100		97	-	103		Decrease (7)
	•	Consensus pricing	•	Offered quotes (10)
Equity market	•	Present value techniques or option pricing models	•	Volatility (11)	16%	-	23%		21%	-	26%		Increase (7)
			•	Correlation (12)	10%	-	30%		10%	-	30%
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.18%		0%	-	0.18%		Decrease (13)
				Ages 41 - 60	0.03%	-	0.80%		0.03%	-	0.80%		Decrease (13)
				Ages 61 - 115	0.12%	-	100%		0.12%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (14)
				Durations 11 - 20	2%	-	100%		2%	-	100%		Decrease (14)
				Durations 21 - 116	1.25%	-	100%		1.25%	-	100%		Decrease (14)
			•	Utilization rates	0%	-	25%		0%	-	25%		Increase (15)
			•	Withdrawal rates	0%	-	20%		0%	-	20%		(16)
			•	Long-term equity volatilities	6.13%	-	30%		7.16%	-	30%		Increase (17)
			•	Nonperformance risk spread	0.03%	-	1.35%		0.04%	-	1.77%		Decrease (18)
__________________

(1)	The weighted average for fixed maturity securities AFS is determined based on the estimated fair value of the securities.

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

(10)	At both June 30, 2019 and December 31, 2018, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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
The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (1)	Foreign Government	Structured Securities	Municipals	Equity Securities	Unit-linked and FVO Securities
	(In millions)
Three Months Ended June 30, 2019
Balance, beginning of period	$10,962	$157	$4,069	$—	$434	$457
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	—	—	12	—	(2)	10
Total realized/unrealized gains (losses) included in AOCI	226	(1)	41	—	—	—
Purchases (4)	705	2	401	7	41	38
Sales (4)	(264)	(5)	(205)	—	(16)	(5)
Issuances (4)	—	—	—	—	—	—
Settlements (4)	—	—	—	—	—	—
Transfers into Level 3 (5)	104	12	6	—	—	1
Transfers out of Level 3 (5)	(126)	(22)	(169)	—	—	(7)
Balance, end of period	$11,607	$143	$4,155	$7	$457	$494
Three Months Ended June 30, 2018
Balance, beginning of period	$10,810	$179	$4,582	$—	$422	$286
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	1	1	21	—	(5)	(11)
Total realized/unrealized gains (losses) included in AOCI	(369)	(9)	(12)	—	—	—
Purchases (4)	806	—	998	8	7	84
Sales (4)	(512)	(14)	(275)	—	(16)	(81)
Issuances (4)	—	—	—	—	—	—
Settlements (4)	—	—	—	—	—	—
Transfers into Level 3 (5)	1	—	2	—	—	—
Transfers out of Level 3 (5)	(116)	(1)	(639)	—	—	(9)
Balance, end of period	$10,621	$156	$4,677	$8	$408	$269
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2019 (6)	$(3)	$1	$11	$—	$(3)	$10
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2018 (6)	$1	$—	$19	$—	$—	$(10)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans — FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Three Months Ended June 30, 2019
Balance, beginning of period	$138	$276	$168	$(69)	$(605)	$897
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	—	4	—	75	(146)	2
Total realized/unrealized gains (losses) included in AOCI	—	—	—	136	(15)	—
Purchases (4)	15	—	64	4	—	101
Sales (4)	(25)	(9)	—	—	—	(75)
Issuances (4)	—	—	—	(1)	—	3
Settlements (4)	—	(9)	—	(40)	(69)	(3)
Transfers into Level 3 (5)	2	—	—	—	—	—
Transfers out of Level 3 (5)	(7)	—	—	—	—	—
Balance, end of period	$123	$262	$232	$105	$(835)	$925
Three Months Ended June 30, 2018
Balance, beginning of period	$615	$438	$—	$(182)	$(328)	$1,224
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	—	1	—	(106)	152	(1)
Total realized/unrealized gains (losses) included in AOCI	(3)	—	—	(19)	13	—
Purchases (4)	4	—	—	4	—	270
Sales (4)	(33)	(17)	—	—	—	(323)
Issuances (4)	—	—	—	—	—	(2)
Settlements (4)	—	(17)	—	36	(77)	2
Transfers into Level 3 (5)	—	—	—	—	—	71
Transfers out of Level 3 (5)	(24)	—	—	—	—	(103)
Balance, end of period	$559	$405	$—	$(267)	$(240)	$1,138
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2019 (6)	$—	$1	$—	$69	$(146)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2018 (6)	$—	$(1)	$—	$(86)	$153	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (1)	Foreign Government	Structured Securities	Municipals	Equity Securities	Unit-linked and FVO Securities
	(In millions)
Six Months Ended June 30, 2019
Balance, beginning of period	$10,467	$138	$4,266	$—	$419	$405
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	6	1	25	—	28	29
Total realized/unrealized gains (losses) included in AOCI	595	(2)	62	—	—	—
Purchases (4)	1,030	3	592	7	48	70
Sales (4)	(351)	(6)	(335)	—	(38)	(7)
Issuances (4)	—	—	—	—	—	—
Settlements (4)	—	—	—	—	—	—
Transfers into Level 3 (5)	245	13	7	—	—	2
Transfers out of Level 3 (5)	(385)	(4)	(462)	—	—	(5)
Balance, end of period	$11,607	$143	$4,155	$7	$457	$494
Six Months Ended June 30, 2018
Balance, beginning of period	$11,219	$209	$4,841	$—	$428	$362
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	9	2	43	—	(10)	(6)
Total realized/unrealized gains (losses) included in AOCI	(433)	(12)	12	—	—	—
Purchases (4)	1,321	1	1,022	8	5	104
Sales (4)	(1,221)	(16)	(539)	—	(15)	(141)
Issuances (4)	—	—	—	—	—	—
Settlements (4)	—	—	—	—	—	—
Transfers into Level 3 (5)	140	—	51	—	—	—
Transfers out of Level 3 (5)	(414)	(28)	(753)	—	—	(50)
Balance, end of period	$10,621	$156	$4,677	$8	$408	$269
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2019 (6)	$(4)	$1	$25	$—	$15	$29
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2018 (6)	$2	$1	$39	$—	$—	$(7)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans — FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Six Months Ended June 30, 2019
Balance, beginning of period	$33	$299	$39	$(225)	$(739)	$937
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	1	6	—	125	47	6
Total realized/unrealized gains (losses) included in AOCI	(1)	—	—	223	(8)	—
Purchases (4)	119	—	193	4	—	124
Sales (4)	(31)	(25)	—	—	—	(140)
Issuances (4)	—	—	—	(1)	—	2
Settlements (4)	—	(18)	—	(21)	(135)	(2)
Transfers into Level 3 (5)	2	—	—	—	—	—
Transfers out of Level 3 (5)	—	—	—	—	—	(2)
Balance, end of period	$123	$262	$232	$105	$(835)	$925
Six Months Ended June 30, 2018
Balance, beginning of period	$33	$520	$—	$(132)	$(274)	$959
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	—	3	—	(94)	188	1
Total realized/unrealized gains (losses) included in AOCI	(3)	—	—	(123)	(3)	—
Purchases (4)	560	—	—	4	—	307
Sales (4)	(11)	(81)	—	—	—	(147)
Issuances (4)	—	—	—	—	—	(3)
Settlements (4)	—	(37)	—	78	(151)	1
Transfers into Level 3 (5)	—	—	—	—	—	99
Transfers out of Level 3 (5)	(20)	—	—	—	—	(79)
Balance, end of period	$559	$405	$—	$(267)	$(240)	$1,138
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2019 (6)	$1	$1	$—	$104	$46	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2018 (6)	$—	$(8)	$—	$(18)	$184	$—
__________________

(1)	Comprised of U.S. and foreign corporate securities.

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

	June 30, 2019	December 31, 2018
	(In millions)
Unpaid principal balance	$309	$344
Difference between estimated fair value and unpaid principal balance	(47)	(45)
Carrying value at estimated fair value	$262	$299
Loans in nonaccrual status	$71	$89
Loans more than 90 days past due	$28	$41
Loans in nonaccrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(33)	$(36)

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2019
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$77,735	$—	$—	$80,295	$80,295
Policy loans	$9,705	$—	$336	$11,382	$11,718
Other invested assets	$1,172	$—	$800	$372	$1,172
Premiums, reinsurance and other receivables	$3,773	$—	$1,039	$2,923	$3,962
Other assets	$311	$—	$162	$177	$339
Liabilities
Policyholder account balances	$118,190	$—	$—	$121,897	$121,897
Long-term debt	$13,332	$—	$15,387	$—	$15,387
Collateral financing arrangement	$1,026	$—	$—	$836	$836
Junior subordinated debt securities	$3,149	$—	$4,154	$—	$4,154
Other liabilities	$3,229	$—	$1,616	$2,362	$3,978
Separate account liabilities	$114,106	$—	$114,106	$—	$114,106

	December 31, 2018
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$75,453	$—	$—	$76,379	$76,379
Policy loans	$9,699	$—	$338	$11,028	$11,366
Other invested assets	$1,177	$—	$793	$383	$1,176
Premiums, reinsurance and other receivables	$3,658	$—	$903	$2,894	$3,797
Other assets	$326	$—	$164	$186	$350
Liabilities
Policyholder account balances	$114,040	$—	$—	$114,924	$114,924
Long-term debt	$12,820	$—	$13,611	$—	$13,611
Collateral financing arrangement	$1,060	$—	$—	$853	$853
Junior subordinated debt securities	$3,147	$—	$3,738	$—	$3,738
Other liabilities	$2,963	$—	$1,324	$2,194	$3,518
Separate account liabilities	$104,010	$—	$104,010	$—	$104,010

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
The Company has operating leases with remaining lease terms of less than one year to 12 years. The remaining lease terms for the subleases are less than one year to 10 years.
ROU Asset and Lease Liability
The ROU assets and lease liabilities for operating leases were:

June 30, 2019
(In millions)
ROU asset (1)	$1,494
Lease liability (1)	$1,660
__________________

(1)	Assets and liabilities include amounts recognized upon adoption of new guidance. See Note 1.
Lease Costs
The components of operating lease costs were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019
	(In millions)
Operating lease cost	$72	$144
Variable lease cost	15	23
Sublease income	(22)	(43)
Net lease cost	$65	$124

Operating lease expense was $85 million and $171 million for the three months and six months ended June 30, 2018, respectively. Non-cancelable sublease income was $18 million and $30 million for the three months and six months ended June 30, 2018, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Leases (continued)

Other Information
Supplemental other information related to operating leases was as follows:

June 30, 2019
(Dollars in millions)
Cash paid for amounts included in the measurement of lease liability - operating cash flows	$135
ROU assets obtained in exchange for new lease liabilities	$216
Weighted-average remaining lease term	8 years
Weighted-average discount rate	3.3%

Maturities of Lease Liabilities
Maturities of operating lease liabilities were as follows:

June 30, 2019
(In millions)
Remainder of 2019	$154
2020	274
2021	247
2022	213
2023	201
Thereafter	832
Total undiscounted cash flows	1,921
Less: interest	261
Present value of lease liability	$1,660

Future minimum gross rental payments relating to lease arrangements in effect as determined prior to the adoption of ASU 2016-02 are as follows:

December 31, 2018
(In millions)
2019	$292
2020	282
2021	260
2022	224
2023	209
Thereafter	859
Total	$2,126

See Note 6 for information about the Company’s investments in leased real estate, leveraged and direct financing leases.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

10. Long Term Debt
Senior Notes
In June 2019, MetLife, Inc. redeemed for cash and canceled its £400 million ($509 million at repayment) aggregate principal amount 5.250% senior notes due June 2020 and the remaining $368 million aggregate principal amount of its 4.750% senior notes due February 2021. The Company recorded a premium of $40 million paid in excess of the debt principal and accrued and unpaid interest to other expenses for the three months and six months ended June 30, 2019.
In May 2019, MetLife, Inc. issued the following fixed rate senior notes (“Senior Notes”), interest on which is payable semi-annually beginning in November 2019:

•	¥25.2 billion ($230 million at issuance) due May 2026 which bear interest annually at 0.495%;

•	¥64.9 billion ($591 million at issuance) due May 2029 which bear interest annually at 0.769%;

•	¥10.7 billion ($98 million at issuance) due May 2031 which bear interest annually at 0.898%;

•	¥26.5 billion ($241 million at issuance) due May 2034 which bear interest annually at 1.189%; and

•	¥24.4 billion ($222 million at issuance) due May 2039 which bear interest annually at 1.385%.
In connection with the issuances, MetLife, Inc. incurred $9 million of related costs which are amortized over the applicable term of each series of the Senior Notes. MetLife, Inc. may redeem each series of the Senior Notes at its option, in whole, but not in part, at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest thereon, if certain events occur affecting the U.S. tax treatment of the Senior Notes.
11. Equity
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows at both June 30, 2019 and December 31, 2018:

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

The declaration, record and payment dates, as well as per share and aggregate dividend amounts, for MetLife, Inc.’s preferred stock were as follows for the six months ended June 30, 2019 and 2018:

Declaration Date	Record Date	Payment Date	Preferred Stock Dividend
			Series A		Series C		Series D		Series E
			Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate
			(In millions, except per share data)
May 15, 2019	May 31, 2019	June 17, 2019	$0.261	$6	$26.250	$39	$—	$—	$351.563	$12
March 5, 2019	February 28, 2019	March 15, 2019	0.250	6	—	—	—	—	—	—
February 15, 2019	February 28, 2019	March 15, 2019	—	—	—	—	29.375	15	351.563	11
Total			$0.511	$12	$26.250	$39	$29.375	$15	$703.126	$23

May 15, 2018	May 31, 2018	June 15, 2018	$0.256	$7	$26.250	$39	$—	$—	$—	$—
March 5, 2018	February 28, 2018	March 15, 2018	0.250	6	—	—	—	—	—	—
Total			$0.506	$13	$26.250	$39	$—	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Equity (continued)

Common Stock
For the six months ended June 30, 2019 and 2018, MetLife, Inc. repurchased 26,954,935 shares and 45,540,491 shares of its common stock, respectively, through open market purchases for $1.3 billion and $2.2 billion, respectively.
MetLife, Inc. announced that its Board of Directors authorized common stock repurchases as follows:

		Authorization Remaining at
Announcement Date	Authorization Amount	June 30, 2019
	(In millions)
November 1, 2018	$2,000	$20
May 22, 2018	$1,500	$—
November 1, 2017	$2,000	$—

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
See Note 17 for information on a subsequent common stock repurchase authorization.
The declaration, record and payment dates, as well as per share and aggregate dividend amounts, for MetLife, Inc.’s common stock were as follows for the six months ended June 30, 2019 and 2018:

Declaration Date	Record Date	Payment Date	Common Stock Dividend
			Per Share	Aggregate
			(In millions, except per share data)
April 23, 2019	May 7, 2019	June 13, 2019	$0.440	$419
January 7, 2019	February 5, 2019	March 13, 2019	$0.420	405
				$824

April 24, 2018	May 7, 2018	June 13, 2018	$0.420	$428
January 5, 2018	February 5, 2018	March 13, 2018	$0.400	416
				$844

See Note 17 for information on a common stock dividend declared subsequent to June 30, 2019.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Equity (continued)

Dividend Restrictions
Insurance Operations
For the six months ended June 30, 2019, American Life Insurance Company paid a dividend of $600 million to MetLife, Inc., for which regulatory approval was obtained as required.
See Note 15 of the Notes to Consolidated Financial Statements included in the 2018 Annual Report for additional information on dividend restrictions.
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to MetLife, Inc. was as follows:

	Three Months Ended June 30, 2019
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$12,248	$1,614	$(4,947)	$(2,004)	$6,911
OCI before reclassifications	5,478	658	174	(3)	6,307
Deferred income tax benefit (expense)	(1,289)	(153)	7	—	(1,435)
AOCI before reclassifications, net of income tax	16,437	2,119	(4,766)	(2,007)	11,783
Amounts reclassified from AOCI	(127)	(92)	—	30	(189)
Deferred income tax benefit (expense)	30	14	—	(7)	37
Amounts reclassified from AOCI, net of income tax	(97)	(78)	—	23	(152)
Balance, end of period	$16,340	$2,041	$(4,766)	$(1,984)	$11,631

	Three Months Ended June 30, 2018
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$10,864	$683	$(3,707)	$(2,206)	$5,634
OCI before reclassifications	(3,096)	141	(969)	3	(3,921)
Deferred income tax benefit (expense)	706	41	6	(1)	752
AOCI before reclassifications, net of income tax	8,474	865	(4,670)	(2,204)	2,465
Amounts reclassified from AOCI	83	470	—	31	584
Deferred income tax benefit (expense)	(19)	(170)	—	(6)	(195)
Amounts reclassified from AOCI, net of income tax	64	300	—	25	389
Balance, end of period	$8,538	$1,165	$(4,670)	$(2,179)	$2,854

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Equity (continued)

	Six Months Ended June 30, 2019
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$7,042	$1,613	$(4,905)	$(2,028)	$1,722
OCI before reclassifications	12,199	647	138	(2)	12,982
Deferred income tax benefit (expense)	(2,805)	(147)	1	—	(2,951)
AOCI before reclassifications, net of income tax	16,436	2,113	(4,766)	(2,030)	11,753
Amounts reclassified from AOCI	(129)	(116)	—	59	(186)
Deferred income tax benefit (expense)	30	26	—	(13)	43
Amounts reclassified from AOCI, net of income tax	(99)	(90)	—	46	(143)
Cumulative effects of changes in accounting principles	4	22	—	—	26
Deferred income tax benefit (expense), cumulative effects of changes in accounting principles	(1)	(4)	—	—	(5)
Cumulative effects of changes in accounting principles, net of income tax (2)	3	18	—	—	21
Balance, end of period	$16,340	$2,041	$(4,766)	$(1,984)	$11,631

	Six Months Ended June 30, 2018
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$12,757	$905	$(4,390)	$(1,845)	$7,427
OCI before reclassifications	(6,907)	(211)	(417)	(1)	(7,536)
Deferred income tax benefit (expense)	1,541	99	9	—	1,649
AOCI before reclassifications, net of income tax	7,391	793	(4,798)	(1,846)	1,540
Amounts reclassified from AOCI	128	305	—	62	495
Deferred income tax benefit (expense)	(29)	(143)	—	(13)	(185)
Amounts reclassified from AOCI, net of income tax	99	162	—	49	310
Cumulative effects of changes in accounting principles	(425)	—	—	—	(425)
Deferred income tax benefit (expense), cumulative effects of changes in accounting principles	1,473	210	36	(382)	1,337
Cumulative effects of changes in accounting principles, net of income tax (3)	1,048	210	36	(382)	912
Sale of subsidiary (4)	—	—	92	—	92
Balance, end of period	$8,538	$1,165	$(4,670)	$(2,179)	$2,854
__________________

(1)	See Note 6 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI, and the policyholder dividend obligation.

(2)	See Note 1 for further information on adoption of new accounting pronouncements.

(3)	See Note 1 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report for further information on adoption of new accounting pronouncements.

(4)	See Note 3 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$140	$(36)	$116	$(137)	Net investment gains (losses)
Net unrealized investment gains (losses)	(7)	(3)	(3)	—	Net investment income
Net unrealized investment gains (losses)	(6)	(44)	16	9	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	127	(83)	129	(128)
Income tax (expense) benefit	(30)	19	(30)	29
Net unrealized investment gains (losses), net of income tax	97	(64)	99	(99)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	6	6	11	10	Net investment income
Interest rate derivatives	4	—	(2)	—	Net investment gains (losses)
Interest rate derivatives	—	(1)	—	20	Net derivative gains (losses)
Interest rate derivatives	—	1	1	1	Other expenses
Foreign currency exchange rate derivatives	(1)	(1)	(3)	(1)	Net investment income
Foreign currency exchange rate derivatives	83	—	108	—	Net investment gains (losses)
Foreign currency exchange rate derivatives	—	(475)	—	(336)	Net derivative gains (losses)
Foreign currency exchange rate derivatives	1	—	1	1	Other expenses
Credit derivatives	(1)	—	—	—	Net investment gains (losses)
Gains (losses) on cash flow hedges, before income tax	92	(470)	116	(305)
Income tax (expense) benefit	(14)	170	(26)	143
Gains (losses) on cash flow hedges, net of income tax	78	(300)	90	(162)
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(36)	(35)	(72)	(71)
Amortization of prior service (costs) credit	6	4	13	9
Amortization of defined benefit plan items, before income tax	(30)	(31)	(59)	(62)
Income tax (expense) benefit	7	6	13	13
Amortization of defined benefit plan items, net of income tax	(23)	(25)	(46)	(49)
Total reclassifications, net of income tax	$152	$(389)	$143	$(310)
__________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 13.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

12. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Prepaid legal plans	$86	$73	$172	$146
Fee-based investment management	69	74	146	145
Recordkeeping and administrative services (1)	52	56	102	114
Administrative services-only contracts	53	53	106	109
Other revenue from service contracts from customers	64	72	135	136
Total revenues from service contracts from customers	324	328	661	650
Other	154	147	311	299
Total other revenues	$478	$475	$972	$949
__________________

(1)	Related to products and businesses no longer actively marketed by the Company.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Employee related costs	$916	$894	$1,838	$1,831
Third party staffing costs	420	402	789	782
General and administrative expenses	237	351	460	594
Pension, postretirement and postemployment benefit costs	57	47	113	96
Premium taxes, other taxes, and licenses & fees	174	187	344	366
Commissions and other variable expenses	1,470	1,438	2,919	2,854
Capitalization of DAC	(837)	(834)	(1,649)	(1,630)
Amortization of DAC and VOBA	689	707	1,313	1,400
Amortization of negative VOBA	(10)	(16)	(20)	(38)
Interest expense on debt	274	309	508	595
Total other expenses	$3,390	$3,485	$6,615	$6,850

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	Severance
	(In millions)
Balance, beginning of period	$17	$19	$23	$22
Restructuring charges	14	9	21	18
Cash payments	(11)	(8)	(24)	(20)
Balance, end of period	$20	$20	$20	$20
Total restructuring charges incurred since inception of initiative	$157	$91	$157	$91

Management anticipates further restructuring charges through the year ending December 31, 2019. However, such restructuring plans were not sufficiently developed to enable management to make an estimate of such restructuring charges at June 30, 2019.
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
The components of net periodic benefit costs, reported in other expenses, were as follows:

	Three Months Ended June 30,
	2019		2018
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$57	$1	$58	$2
Interest costs	104	13	96	15
Expected return on plan assets	(123)	(18)	(134)	(18)
Amortization of net actuarial (gains) losses	48	(12)	44	(9)
Amortization of prior service costs (credit)	(4)	(2)	—	(4)
Net periodic benefit costs (credit)	$82	$(18)	$64	$(14)

	Six Months Ended June 30,
	2019		2018
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$115	$2	$118	$3
Interest costs	208	26	192	26
Expected return on plan assets	(245)	(34)	(267)	(36)
Amortization of net actuarial (gains) losses	96	(24)	88	(17)
Amortization of prior service costs (credit)	(8)	(5)	—	(9)
Net periodic benefit costs (credit)	$166	$(35)	$131	$(33)

14. Income Tax
For the three months and six months ended June 30, 2019, the effective tax rate on income (loss) before provision for income tax was 24% and 23%, respectively. The Company’s effective tax rate for both periods differed from the U.S. statutory rate primarily due to tax charges from foreign earnings taxed at different rates than the U.S. statutory rate and the impact from the definitive agreement to sell MetLife Hong Kong, partially offset by tax benefits related to non-taxable investment income and tax credits.
For the three months ended June 30, 2018, the effective tax rate on income (loss) before provision for income tax was 19%. The Company’s effective tax rate differed from the U.S. statutory rate primarily due to tax benefits related to non-taxable investment income, tax credits and a non-cash transfer of assets from a wholly-owned U.K. investment subsidiary to its U.S. parent, partially offset by tax charges from foreign earnings taxed at different rates than the U.S. statutory rate and a non-deductible loss incurred on the mark-to-market and disposition of FVO Brighthouse Common Stock. For the six months ended June 30, 2018, the effective tax rate on income (loss) before provision for income tax was 22%. The Company’s effective tax rate differed from the U.S. statutory rate primarily due to tax charges from foreign earnings taxed at different rates than the U.S. statutory rate, a non-deductible loss incurred on the mark-to-market and disposition of FVO Brighthouse Common Stock and a tax adjustment in Chile. These tax charges were partially offset by tax benefits related to non-taxable investment income, tax credits and a non-cash transfer of assets from a wholly-owned U.K. investment subsidiary to its U.S. parent.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

15. Earnings Per Common Share
The following table presents the weighted average shares, basic earnings per common share and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions, except per share data)
Weighted Average Shares:
Weighted average common stock outstanding - basic	946.2	1,015.6	951.3	1,025.7
Incremental common shares from assumed exercise or issuance of stock-based awards	6.7	8.2	6.8	8.3
Weighted average common stock outstanding - diluted	952.9	1,023.8	958.1	1,034.0
Net Income (Loss):
Net income (loss)	$1,746	$894	$3,131	$2,151
Less: Net income (loss) attributable to noncontrolling interests	5	3	9	7
Less: Preferred stock dividends	57	46	89	52
Net income (loss) available to MetLife, Inc.’s common shareholders	$1,684	$845	$3,033	$2,092
Basic	$1.78	$0.83	$3.19	$2.04
Diluted	$1.77	$0.83	$3.17	$2.02

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
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at June 30, 2019. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of June 30, 2019, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $300 million.
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
As reported in the 2018 Annual Report, MLIC received approximately 3,359 asbestos-related claims in 2018. For the six months ended June 30, 2019 and 2018, MLIC received approximately 1,705 and 1,754 new asbestos-related claims, respectively. See Note 20 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report for historical information concerning asbestos claims and MLIC’s update in its recorded liability at December 31, 2018. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through June 30, 2019.
In the Matter of Chemform, Inc. Site, Pompano Beach, Broward County, Florida
In July 2010, the Environmental Protection Agency (“EPA”) alleged that MLIC, as successor to New England Mutual Life Insurance Company, and a third party owed costs under 1989 and 1992 agreements for the oversight and cleanup of a Superfund site in Florida (the “Chemform Site”). In September 2012, the EPA, MLIC and the third party executed an agreement under which MLIC and the third party agreed to be responsible for certain on-going environmental testing at the Chemform Site. On July 19, 2019, the EPA, MLIC and the third party executed a settlement agreement to resolve the EPA’s claims for costs incurred through that date in connection with the Chemform Site.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
16. Contingencies, Commitments and Guarantees (continued)

Owens v. Metropolitan Life Insurance Company (N.D. Ga., filed April 17, 2014)
Plaintiff filed this class action lawsuit on behalf of persons for whom MLIC established a Total Control Account (“TCA”) to pay death benefits under an Employee Retirement Income Security Act of 1974 (“ERISA”) plan. The action alleges that MLIC’s use of the TCA as the settlement option for life insurance benefits under some group life insurance policies violates MLIC’s fiduciary duties under ERISA. As damages, plaintiff seeks disgorgement of profits that MLIC realized on accounts owned by members of the class. In addition, plaintiff, on behalf of a subgroup of the class, seeks interest under Georgia’s delayed settlement interest statute, alleging that the use of the TCA as the settlement option did not constitute payment. On September 27, 2016, the court denied MLIC’s summary judgment motion in full and granted plaintiff’s partial summary judgment motion. On September 29, 2017, the court certified a nationwide class. The court also certified a Georgia subclass. On July 29, 2019, the court preliminarily approved a proposed settlement in which MLIC has agreed to pay $80 million to resolve the claims of all class members. The settlement does not include or constitute an admission, concession, or finding of any fault, liability, or wrongdoing by MLIC. The Company accrued the full amount of the settlement payment in prior periods.
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
Julian & McKinney v. Metropolitan Life Insurance Company (S.D.N.Y., filed February 9, 2017)
Plaintiffs filed this putative class and collective action on behalf of themselves and all current and former long-term disability (“LTD”) claims specialists between February 2011 and the present for alleged wage and hour violations under the Fair Labor Standards Act, the New York Labor Law, and the Connecticut Minimum Wage Act. The suit alleges that MLIC improperly reclassified the plaintiffs and similarly situated LTD claims specialists from non-exempt to exempt from overtime pay in November 2013. As a result, they and members of the putative class were no longer eligible for overtime pay even though they allege they continued to work more than 40 hours per week. Plaintiffs seek unspecified compensatory and punitive damages, as well as other relief. On March 22, 2018, the Court conditionally certified the case as a collective action, requiring that notice be mailed to LTD claims specialists who worked for the Company from February 8, 2014 to the present. The Company intends to defend this action vigorously.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
16. Contingencies, Commitments and Guarantees (continued)

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
Derivative Actions and Demands
Shareholders, seeking to sue derivatively on behalf of MetLife, Inc., commenced three separate actions against certain current and former members of the MetLife, Inc. Board of Directors and/or certain current and former officers of MetLife, Inc., alleging that, among other things, they breached their fiduciary and other duties to the Company. In Kates v. Kandarian, et al. (E.D.N.Y., filed January 18, 2019) and Felt, et al. v. Grise, et al. (D. Del., filed April 29, 2019), plaintiffs allege that the defendants disseminated or approved public statements that failed to disclose that MetLife’s practices and procedures for estimating reserves for certain group annuity benefits were inadequate and that MetLife had inadequate internal control over financial reporting. In Lifschitz v. Kandarian, et al. (Del. Ch., filed June 19, 2019), plaintiff alleges that the MetLife, Inc. Board of Directors knew or should have known that MetLife’s practices and procedures for estimating reserves for certain group annuity benefits were inadequate. In all three actions, plaintiffs allege that because of the defendants’ breaches of duty, MetLife, Inc. has incurred damage to its reputation and has suffered other unspecified damages. The defendants intend to defend this action vigorously.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
16. Contingencies, Commitments and Guarantees (continued)

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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $3.9 billion and $4.0 billion at June 30, 2019 and December 31, 2018, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $7.7 billion at both June 30, 2019 and December 31, 2018.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $329 million, with a cumulative maximum of $766 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $7 million at both June 30, 2019 and December 31, 2018 for indemnities, guarantees and commitments.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

17. Subsequent Events
Common Stock Repurchase Authorization
On July 31, 2019, MetLife, Inc. announced that its Board of Directors authorized an additional $2.0 billion of common stock repurchases.
Common Stock Dividend
On July 8, 2019, the MetLife, Inc. Board of Directors declared a third quarter 2019 common stock dividend of $0.44 per share payable on September 13, 2019 to shareholders of record as of August 6, 2019. The Company estimates that the aggregate dividend payment will be $413 million.

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
Current Period Highlights
During the three months ended June 30, 2019, overall sales decreased compared to the prior period primarily from lower sales in our Retirement and Income Solutions (“RIS”) business as a result of a large pension risk transfer transaction in the prior period. Positive net flows drove an increase in our investment portfolio and investment yields improved, however, interest credited rates were higher for the majority of our businesses. Underwriting experience was mixed, but overall, was unfavorable compared to the prior period. A favorable change in net derivative gains (losses) was primarily the result of a decline in interest rates. A favorable change in net investment gains (losses) was primarily due to prior period losses on fair value option (“FVO”) Brighthouse Financial, Inc. common stock (“FVO Brighthouse Common Stock”) disposed of in June 2018, as well as higher gains on sales of fixed maturity securities available-for-sale (“AFS”) in the current period versus the prior period, partially offset by lower gains on sales of real estate joint ventures.

The following represents segment level results and percentage contributions to total segment level adjusted earnings available to common shareholders for the three months ended June 30, 2019:
__________________

(1)	Excludes Corporate & Other adjusted loss available to common shareholders of $307 million.

(2)
Consistent with GAAP guidance for segment reporting, adjusted earnings is our GAAP measure of segment performance. For additional information, see Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.

Three Months Ended June 30, 2019 Compared with the Three Months Ended June 30, 2018

Consolidated Results - Highlights
Net income (loss) available to MetLife, Inc.’s common shareholders up $839 million:

• Favorable change in net derivative gains (losses) of $783 million ($619 million, net of income tax)

• Favorable change in net investment gains (losses) of $288 million ($228 million, net of income tax)

(1) See “— Results of Operations — Consolidated Results” and “— Non-GAAP and Other Financial Disclosures” for reconciliations and definitions of non-GAAP financial measures.
Consolidated Results - Adjusted Earnings Highlights
Adjusted earnings available to common shareholders remained relatively flat.
• Our results for the three months ended June 30, 2019 included the following:
• expenses associated with our previously announced unit cost initiative of $70 million, net of income tax
• Our results for the three months ended June 30, 2018 included the following:
• expenses associated with our previously announced unit cost initiative of $62 million, net of income tax

For a more in-depth discussion of our consolidated results, see “— Results of Operations — Consolidated Results,” “— Results of Operations — Consolidated Results — Adjusted Earnings” and “— Results of Operations — Segment Results and Corporate & Other.”
Six Months Ended June 30, 2019 Compared with the Six Months Ended June 30, 2018

Consolidated Results - Highlights
Net income (loss) available to MetLife, Inc.’s common shareholders up $941 million:

• Favorable change in net investment gains (losses) of $636 million ($502 million, net of income tax)

• Favorable change in net derivative gains (losses) of $549 million ($434 million, net of income tax)

(1) See “— Results of Operations — Consolidated Results” and “— Non-GAAP and Other Financial Disclosures” for reconciliations and definitions of non-GAAP financial measures.
Consolidated Results - Adjusted Earnings Highlights
Adjusted earnings available to common shareholders remained relatively flat.
•	Our results for the six months ended June 30, 2019 included the following:
	•	expenses associated with our previously announced unit cost initiative of $125 million, net of income tax
•	Our results for the six months ended June 30, 2018 included the following:
	•	expenses associated with our previously announced unit cost initiative of $96 million, net of income tax
	•	favorable reserve adjustment of $62 million, net of income tax, relating to certain variable annuity guarantees assumed from a former joint venture in Japan
For a more in-depth discussion of our consolidated results, see “— Results of Operations — Consolidated Results,” “— Results of Operations — Consolidated Results — Adjusted Earnings” and “— Results of Operations — Segment Results and Corporate & Other.”
Consolidated Company Outlook
The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Consolidated Company Outlook” in Part II, Item 7, of the 2018 Annual Report. There have been no material changes to our consolidated company outlook from that previously discussed in the 2018 Annual Report except as noted below.
Assuming interest rates follow the observable forward yield curves as of the year ended December 31, 2018, we expect the average ratio of free cash flow to adjusted earnings over the two-year period of 2019 and 2020 to be 65% to 75%, assuming a 10-year U.S. Treasury rate between 1.5% and 4.5%. We believe that free cash flow is a key determinant of common stock dividends and common stock repurchases.
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
We have market presence in numerous countries and, therefore, our business operations are exposed to risks posed by local and regional economic conditions. For example, MetLife is the largest provider of benefits to Mexican federal government personnel and public officials, however, the new administration of President López Obrador of Mexico is implementing an austerity plan which, among other measures, has eliminated benefits such as major medical insurance and contributions to additional savings benefit insurance for such individuals. See “Business — Regulation — Fiscal Measures” and “Risk Factors — Economic Environment and Capital Markets Risks — Difficult Economic Conditions May Adversely Affect Our Business, Results of Operations and Financial Condition — Currency Exchange Rate Risk” included in the 2018 Annual Report.
We are closely monitoring political and economic conditions that might contribute to global market volatility and impact our business operations, investment portfolio and derivatives. For example, events following the United Kingdom’s (“U.K.”) referendum on June 23, 2016 and the uncertainties, including foreign currency exchange risks, associated with its planned withdrawal from the European Union (“EU”), have contributed to global market volatility. These factors could contribute to weakening Gross Domestic Product growth, primarily in the U.K. and, to a lesser degree, in continental Europe and beyond. The magnitude and longevity of the potential negative economic impacts would depend on the detailed agreements reached by the U.K. and the EU as a result of the negotiations regarding future trade and other arrangements. See “— Investments — Current Environment — Selected Country and Sector Investments.” We are also monitoring the imposition of tariffs or other barriers to international trade, changes to international trade agreements, and their potential impacts on our business, results of operations and financial condition. In addition, the possibility of additional government shutdowns or a failure to raise the debt ceiling, due to a policy impasse or otherwise, could adversely impact our business and liquidity. See “Business — Regulation — Cross-Border Trade” and “Business — Regulation — Fiscal Measures” included in the 2018 Annual Report. See also “Risk Factors — Economic Environment and Capital Markets Risks — Difficult Economic Conditions May Adversely Affect Our Business, Results of Operations and Financial Condition” and “Risk Factors — Business Risks — The Global Nature of Our Operations Exposes Us to a Variety of Political, Legal, Operational, Economic and Other Risks” included in the 2018 Annual Report.
Central banks around the world are using monetary policy to address regional economic conditions. In the United States, the Board of Governors of the Federal Reserve System, which had been tightening policy by raising the federal funds rate and shrinking the balance sheet, now has lowered rates to sustain the economic expansion. Similarly, the European Central Bank ended quantitative easing in December 2018 and left interest rates unchanged, but is now considering additional easing, if required. In Japan, the Japanese government and the Bank of Japan are maintaining stimulus measures in order to boost inflation expectations and achieve sustainable economic growth in Japan. Such measures include the imposition of a negative rate on commercial bank deposits, continued government bond purchases and tax reform, including the lowering of the Japanese corporate tax rate and the delay until October 2019 of an increase in the consumption tax to 10%. Going forward, Japan’s structural and demographic challenges may continue to limit its potential growth unless reforms that boost productivity are put into place. Japan’s high public sector debt levels are mitigated by low refinancing risks. Further actions by central banks in the future may affect interest rates and risk markets in the U.S., Europe, Japan and other developed and emerging economies, and may ultimately result in market volatility. We cannot predict with certainty the effect of these actions or the impact on our business operations, investment portfolio or derivatives. See “— Investments — Current Environment.”
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
In formulating economic assumptions for our insurance contract assumptions, we use projections that we make regarding interest rates. Included in these assumptions is the projection that the 10-year Treasury rate will rise to 4.25% by 2026. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment — Low Interest Rate Scenario” included in the 2018 Annual Report for further information.
Competitive Pressures
The life insurance industry remains highly competitive. See “Business — Competition” included in the 2018 Annual Report. Product development is focused on differentiation leading to more intense competition with respect to product features and services. Several of the industry’s products can be quite homogeneous and subject to intense price competition. Cost reduction efforts are a priority for industry players, with benefits resulting in price adjustments to favor customers and reinvestment capacity. Larger companies have the ability to invest in brand equity, product development, technology optimization, risk management, and innovation, which are among the fundamentals for sustained profitable growth in the life insurance industry. Insurers are focused on their core businesses, specifically in markets where they can achieve scale. Insurers are increasingly seeking alternative sources of revenue; there is a focus on monetization of assets, fee-based services, and opportunities to offer comprehensive solutions, which include providing value-added services along with traditional products. Financial strength and flexibility and technology modernization are prerequisites for sustainable growth in the life insurance industry. Larger market participants tend to have the capacity to invest in analytics, distribution, and information technology and have the capability to engage with the new digital entrants. There is a shift in distribution from proprietary to third party models in mature markets, due to the lower cost structure. Evolving customer expectations are having a significant impact on the competitive environment as insurers strive to offer the superior customer service demanded by an increasingly sophisticated industry client base. We believe that the continued volatility of the financial markets and its impact on the capital position of many competitors will continue to strain the competitive environment. Legislative and other changes affecting the regulatory environment can also affect the competitive environment within the life insurance industry and within the broader financial services industry. See “— Industry Trends — Regulatory Developments,” as well as “Business — Regulation” included in the 2018 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments.” We believe that the aforementioned factors have highlighted financial strength, technology efficiency, and organizational agility as the most significant differentiators and, as a result, we believe the Company is well positioned to compete in this environment.
Regulatory Developments
The following discussion on regulatory developments should be read in conjunction with “Business — Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments” included in the 2018 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments.”

Insurance Regulation
NAIC
The National Association of Insurance Commissioners (“NAIC”) has approved a new valuation manual containing a principle-based approach to the calculation of life insurance reserves. Principle-based reserving is designed to better address reserving for products, including the current generation of products for which the current formulaic basis for reserve determination does not work effectively. The principle-based approach became effective on January 1, 2017 in the states where it had been adopted, to be followed by a three-year phase- in period (at the option of insurance companies on a product-by-product basis) for new business since it was enacted into law by the required number of state legislatures. To date, principle-based reserving has been adopted by all of the states where our insurance subsidiaries are domiciled. New York has enacted legislation that will require principle-based reserving by no later than January 1, 2020. In May 2019, the New York Department of Financial Services (“NYDFS”) formally adopted a regulation, which was initially promulgated as an emergency regulation in December 2018, under which the NYDFS is authorized to deviate from the reserve standards and valuation methods set forth in the NAIC Valuation Manual (the “Valuation Manual”), if the NYDFS determines that an alternative requirement would be in the best interest of the policyholders of New York. The NYDFS is currently developing an amended version of the regulation that will contain deviations from the Valuation Manual formulaic floor that will be a requirement in New York.
ERISA, Fiduciary Considerations, and Other Pension and Retirement Regulation
The U.S. Department of Labor (“DOL”) issued regulations that largely were applicable in 2017 that expanded the definition of “investment advice” and required an advisor to meet an impartial or “best interests” standard (“BICE”), but the regulations were formally vacated by the U.S. Court of Appeals for the Fifth Circuit in 2018. The Court of Appeals decision also vacated certain DOL amendments to prohibited transaction exemptions. The DOL has announced that it plans to issue revised fiduciary investment advice regulations in December 2019. At this time, we cannot predict what form those regulations may take or their potential impact on us.
In June 2019, the U.S Securities and Exchange Commission (“SEC”) adopted rules and interpretations addressing the standards of conduct applicable to broker-dealers and investment advisers and their associated persons. The conduct standards apply when providing brokerage and advisory products and services to benefit plans governed by the Employee Retirement Income Security Act of 1974 (“ERISA”) and Individual Retirement Accounts (“IRAs”), as well as non-benefit plan retail clients. Under the SEC rules, broker-dealers are not deemed to be fiduciaries to their clients by virtue of making recommendations but must act in the best interest of individual investor retail clients when making a recommendation. The SEC’s best interest standard is not intended to track the DOL’s former BICE standard. Unlike the DOL rule that was vacated in 2018, there is no private right of action for violation of these SEC rules. The DOL is expected to adopt a new rule that will be consistent with the SEC’s rules, including the new best interest standard.
State regulators and legislatures in Nevada, New Jersey, Maryland and New York have proposed measures that would make broker-dealers, sales agents, and investment advisers and their representatives subject to a fiduciary duty when providing products and services to customers, including pension plans and IRAs. The SEC did not indicate an intent to pre-empt state regulation in this area, and some of the state proposals would allow for a private right of action. As a result of these developments, it is possible that it may become more costly to provide our products and services to pension plans and IRAs operating in the states subject to the new rules.
In October 2018, Chilean President Sebastien Piñera submitted to Congress a new pension reform bill. In June 2019, the government agreed with the opposition party to introduce an amendment to the bill which would establish a single state-run entity to manage new 4% mandatory employer contributions through third-party financial institutions. While the proposed amendments would not impact the 10% mandatory employee contributions managed by our pension administration business in Chile, we are not able to predict with certainty the terms of the final bill and cannot currently identify all of the risks or opportunities, if any, that may be posed to our business in Chile. While President Piñera’s administration has emphasized the importance of accelerating debate on the pension reform bill, we expect that the Congressional debate may last through most of 2019.

Derivatives Regulation
In June 2019, the SEC adopted a set of rules that establish capital and margin requirements for security-based swaps. The rules are part of the larger regulatory framework that the SEC is establishing over security-based swap dealers and major security-based swap participants that imposes registration, disqualification, recordkeeping and reporting requirements, and cross-border regulation. The rules will become effective 18 months after the adoption by the SEC of rules on recordkeeping and cross-border regulation of security-based swap dealers and major security-based swap participants, which have been proposed and are pending. We are monitoring these developments and evaluating the potential effect these rules might have on our business.
Securities, Broker-Dealer and Investment Adviser Regulation
In June 2019, the SEC adopted rules and interpretations addressing the standards of conduct applicable to broker-dealers and investment advisers and their associated persons, including Regulation Best Interest, which are primarily focused on offerings of products and services to retail customers. As a result of the new rules, beginning June 30, 2020, broker-dealers recommending our variable products to retail customers will be required to comply with a “best interest” standard, which the SEC did not define but did confirm would be higher than the current suitability standard but not rise to the level of being a fiduciary, and provide disclosures about their standard of conduct and conflicts of interest, including on new Form CRS. Investment advisers to retail clients will also be required to file new Form CRS with the SEC and deliver copies of the Form to their retail clients. As noted above, the SEC rules do not include a private right of action. We are monitoring these developments and cannot at this time predict the effect they might have on our business.
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
Acquisitions and Dispositions
For information regarding the Company's definitive agreement to sell its two wholly-owned subsidiaries, MetLife Limited and Metropolitan Life Insurance Company of Hong Kong Limited (collectively, “MetLife Hong Kong”), see Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.

Results of Operations
Consolidated Results
Business Overview. Overall sales for the three months ended June 30, 2019 decreased from prior period levels despite higher sales in many of our businesses, due to a large pension risk transfer transaction in the prior period in our RIS business. Excluding this transaction, sales in our U.S. segment improved primarily as a result of an increase in funding agreement issuances, partially offset by lower sales of stable value products. In addition, sales improved in our Group Benefits business. Lower sales of foreign currency-denominated annuity products, partially offset by higher accident & health product sales, both in Japan, was the primary driver of lower sales in our Asia segment. Sales in our Latin America segment improved as a result of higher sales of individual and group life products in Brazil, Mexico and Chile and higher sales of individual accident & health and retirement products in Chile. In our EMEA segment, sales improved as a result of increases in our employee benefits business in the U.K. and Egypt and our credit life business in Turkey.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Revenues
Premiums	$10,129	$15,153	$19,534	$24,331
Universal life and investment-type product policy fees	1,412	1,370	2,777	2,762
Net investment income	4,693	4,473	9,601	8,218
Other revenues	478	475	972	949
Net investment gains (losses)	61	(227)	76	(560)
Net derivative gains (losses)	724	(59)	839	290
Total revenues	17,497	21,185	33,799	35,990
Expenses
Policyholder benefits and claims and policyholder dividends	10,295	15,175	19,667	24,190
Interest credited to policyholder account balances	1,515	1,424	3,476	2,193
Capitalization of DAC	(837)	(834)	(1,649)	(1,630)
Amortization of DAC and VOBA	689	707	1,313	1,400
Amortization of negative VOBA	(10)	(16)	(20)	(38)
Interest expense on debt	274	309	508	595
Other expenses	3,274	3,319	6,463	6,523
Total expenses	15,200	20,084	29,758	33,233
Income (loss) before provision for income tax	2,297	1,101	4,041	2,757
Provision for income tax expense (benefit)	551	207	910	606
Net income (loss)	1,746	894	3,131	2,151
Less: Net income (loss) attributable to noncontrolling interests	5	3	9	7
Net income (loss) attributable to MetLife, Inc.	1,741	891	3,122	2,144
Less: Preferred stock dividends	57	46	89	52
Net income (loss) available to MetLife, Inc.’s common shareholders	$1,684	$845	$3,033	$2,092
Three Months Ended June 30, 2019 Compared with the Three Months Ended June 30, 2018
During the three months ended June 30, 2019, net income (loss) increased $852 million from the prior period, primarily driven by favorable changes in net derivative gains (losses) and net investment gains (losses).

Management of Investment Portfolio and Hedging Market Risks with Derivatives. We manage our investment portfolio using disciplined asset/liability management (“ALM”) principles, focusing on cash flow and duration to support our current and future liabilities. Our intent is to match the timing and amount of liability cash outflows with invested assets that have cash inflows of comparable timing and amount, while optimizing risk-adjusted net investment income and risk-adjusted total return. Our investment portfolio is heavily weighted toward fixed income investments, with over 80% of our portfolio invested in fixed maturity securities available-for-sale (“AFS”) and mortgage loans. These securities and loans have varying maturities and other characteristics which cause them to be generally well suited for matching the cash flow and duration of insurance liabilities. In addition, our general account investment portfolio includes, within contractholder-directed equity securities and FVO securities (collectively, “Unit-linked and FVO Securities”), contractholder-directed equity securities supporting unit-linked variable annuity type liabilities (“Unit-linked investments”), which do not qualify as separate account assets. Returns on these Unit-linked investments, which can vary significantly from period to period, include changes in estimated fair value subsequent to purchase, inure to contractholders and are offset in earnings by a corresponding change in policyholder account balances through interest credited to policyholder account balances.
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

	Three Months Ended June 30,
	2019	2018
	(In millions)
Non-VA program derivatives
Interest rate	$884	$(2)
Foreign currency exchange rate	56	2
Credit	64	(4)
Equity	(52)	(18)
Non-VA embedded derivatives	(47)	(2)
Total non-VA program derivatives	905	(24)
VA program derivatives
Market risks in embedded derivatives	(19)	256
Nonperformance risk adjustment on embedded derivatives	(13)	(25)
Other risks in embedded derivatives	(67)	(78)
Total embedded derivatives	(99)	153
Freestanding derivatives hedging embedded derivatives	(82)	(188)
Total VA program derivatives	(181)	(35)
Net derivative gains (losses)	$724	$(59)
The favorable change in net derivative gains (losses) on non-VA program derivatives was $929 million ($734 million, net of income tax). This was primarily due to long-term U.S. interest rates decreasing in the current period and increasing in the prior period, favorably impacting receive fixed interest rate swaps and options.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $146 million ($115 million, net of income tax). This was due to an unfavorable change of $169 million ($134 million, net of income tax) in market risks in embedded derivatives, net of freestanding derivatives hedging market risks in embedded derivatives, partially offset by a favorable change of $12 million ($9 million, net of income tax) in the nonperformance risk adjustment on embedded derivatives, and a favorable change of $11 million, ($9 million, net of income tax) in other risks in embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The aforementioned $169 million ($134 million, net of income tax) unfavorable change reflects a $275 million ($217 million, net of income tax) unfavorable change in market risks in embedded derivatives, partially offset by a $106 million ($84 million, net of income tax) favorable change in freestanding derivatives hedging market risks in embedded derivatives.
The primary changes in market factors are summarized as follows:

•
Long-term U.S. interest rates decreased in the current period and increased in the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the 30-year U.S. swap rate decreased 37 basis points in the current period and increased 11 basis points in the prior period.

•
Changes in foreign currency exchange rates contributed to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives related to the assumed variable annuity guarantees from our former operating joint venture in Japan. For example, the Japanese yen strengthened against the U.S. dollar by 3% in the current period and weakened by 4% in the prior period.

The aforementioned $11 million ($9 million, net of income tax) favorable change in other risks in embedded derivatives reflects a combination of factors, which include fees being deducted from accounts, changes in the benefit base, premiums, lapses, withdrawals and deaths.

The aforementioned $12 million ($9 million, net of income tax) favorable change in the nonperformance risk adjustment on embedded derivatives resulted from a favorable change of $34 million, before income tax, as a result of model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, partially offset by an unfavorable change of $22 million, before income tax, related to changes in our own credit spread.
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
When our own credit spread increases in isolation, discounting the embedded derivative liability produces a lower valuation of the liability than if our own credit spread had remained constant. As a result, a gain is created from including an adjustment for nonperformance risk. For each of these primary market drivers, the opposite effect occurs when the driver moves in the opposite direction.
Net Investment Gains (Losses). The favorable change in net investment gains (losses) of $288 million ($228 million, net of income tax) primarily reflects prior period losses on FVO Brighthouse Common Stock disposed of in June 2018, as well as higher gains on sales of fixed maturity securities AFS in the current period versus the prior period, partially offset by lower gains on sales of real estate joint ventures.
Divested Businesses. Income (loss) before provision for income tax related to the divested businesses, excluding net investment gains (losses) and net derivative gains (losses), increased $77 million ($61 million, net of income tax) to a loss of $6 million ($5 million, net of income tax) in the current period from a loss of $83 million ($66 million, net of income tax) in the prior period. Included in this increase was a decrease in total expenses of $77 million, before income tax. Divested businesses primarily include activity related to the separation of Brighthouse Financial, Inc. (the “Separation”).
Taxes. For the three months ended June 30, 2019, our effective tax rate on income (loss) before provision for income tax was 24%. Our effective tax rate differed from the U.S. statutory rate primarily due to tax charges from foreign earnings taxed at different rates than the U.S. statutory rate and the impact from the definitive agreement to sell MetLife Hong Kong, partially offset by tax benefits related to non-taxable investment income and tax credits. For the three months ended June 30, 2018, our effective tax rate on income (loss) before provision for income tax was 19%. Our effective tax rate differed from the U.S. statutory rate primarily due to tax benefits related to non-taxable investment income, tax credits and a non-cash transfer of assets from a wholly-owned U.K. investment subsidiary to its U.S. parent, partially offset by tax charges from foreign earnings taxed at different rates than the U.S. statutory rate and a non-deductible loss incurred on the mark-to-market and disposition of FVO Brighthouse Common Stock.
Adjusted Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use adjusted earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of adjusted earnings and other financial measures based on adjusted earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings and other financial measures based on adjusted earnings allow analysis of our performance relative to our business plan and facilitate comparisons to industry results. Adjusted earnings should not be viewed as a substitute for net income (loss). Adjusted earnings available to common shareholders and adjusted earnings available to common shareholders on a constant currency basis should not be viewed as substitutes for net income (loss) available to MetLife, Inc.’s common shareholders. Adjusted earnings available to common shareholders decreased $7 million, net of income tax, to $1,319 million, net of income tax, for the three months ended June 30, 2019 from $1,326 million, net of income tax, for the three months ended June 30, 2018.

Six Months Ended June 30, 2019 Compared with the Six Months Ended June 30, 2018
During the six months ended June 30, 2019, net income (loss) increased $980 million from the prior period, primarily driven by favorable changes in net investment gains (losses) and net derivative gains (losses).
Net Derivative Gains (Losses). The table below presents the impact on net derivative gains (losses) from non-VA program derivatives and VA program derivatives:

	Six Months Ended June 30,
	2019	2018
	(In millions)
Non-VA program derivatives
Interest rate	$1,311	$(99)
Foreign currency exchange rate	54	289
Credit	201	(33)
Equity	(278)	(1)
Non-VA embedded derivatives	(130)	24
Total non-VA program derivatives	1,158	180
VA program derivatives
Market risks in embedded derivatives	366	252
Nonperformance risk adjustment on embedded derivatives	(75)	(5)
Other risks in embedded derivatives	(114)	(83)
Total embedded derivatives	177	164
Freestanding derivatives hedging embedded derivatives	(496)	(54)
Total VA program derivatives	(319)	110
Net derivative gains (losses)	$839	$290
The favorable change in net derivative gains (losses) on non-VA program derivatives was $978 million ($773 million, net of income tax). This was primarily due to a favorable change in interest rate impact due to: (i) long-term U.S. interest rates decreasing in the current period and increasing in the prior period, favorably impacting receive fixed interest rate swaps, options and total rate of return swaps; and (ii) mid-term rates decreasing in the current period and increasing in the prior period, negatively impacting interest rate caps. In addition, credit spreads narrowed in the current period and widened in the prior period, favorably impacting written credit default swaps used in replications. These favorable impacts were partially offset by the unfavorable impact of equity markets increasing more in the current period versus the prior period, unfavorably impacting equity options acquired primarily as part of our macro hedge program. Also, the weakening of the U.S. dollar in the current period versus the prior period relative to certain foreign currencies, unfavorably impacted foreign currency swaps and forwards that primarily hedge foreign currency-denominated bonds. There was also a change in the value of the underlying assets, unfavorably impacting non-VA embedded derivatives related to funds withheld on a certain reinsurance agreement. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the items being hedged.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $429 million ($339 million, net of income tax). This was due to an unfavorable change of $328 million ($259 million, net of income tax) in freestanding derivatives hedging market risks in embedded derivatives, net of market risks in embedded derivatives, an unfavorable change of $70 million ($55 million, net of income tax) in the nonperformance risk adjustment on embedded derivatives, and an unfavorable change of $31 million, ($24 million, net of income tax) in other risks in embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The aforementioned $328 million ($259 million, net of income tax) unfavorable change reflects a $442 million ($349 million, net of income tax) unfavorable change in freestanding derivatives hedging market risks in embedded derivatives, partially offset by a $114 million ($90 million, net of income tax) favorable change in market risks in embedded derivatives.

The primary changes in market factors are summarized as follows:

•
Key equity index levels increased more in the current period versus the prior period, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives. For example, the S&P 500 Index increased 17% in the current period and 2% in the prior period.

•
Long-term U.S. interest rates decreased in the current period and increased in the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the 30-year U.S. swap rate decreased 62 basis points in the current period and increased 39 basis points in the prior period.

•
Changes in foreign currency exchange rates contributed to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives related to the assumed variable annuity guarantees from our former operating joint venture in Japan. For example, the Japanese yen strengthened against the euro by 2% in the current period and by 4% in the prior period.

The aforementioned $31 million ($24 million, net of income tax) unfavorable change in other risks in embedded derivatives reflects increased guarantee claims costs and a combination of other factors, which include fees being deducted from accounts, changes in the benefit base, premiums, lapses, withdrawals and deaths.
The aforementioned $70 million ($55 million, net of income tax) unfavorable change in the nonperformance risk adjustment on embedded derivatives resulted from an unfavorable change of $70 million, before income tax, related to changes in our own credit spread.
Net Investment Gains (Losses). The favorable change in net investment gains (losses) of $636 million ($502 million, net of income tax) primarily reflects prior period losses on FVO Brighthouse Common Stock disposed of in June 2018, as well as a decrease in mark-to-market losses on equity securities, both of which were measured at fair value through net income. Additionally, there were gains on sales of fixed maturity securities AFS in the current period versus losses in the prior period. These favorable changes were partially offset by lower gains on sales of real estate joint ventures.
Divested Businesses. Income (loss) before provision for income tax related to the divested businesses, excluding net investment gains (losses) and net derivative gains (losses), increased $79 million ($62 million, net of income tax) to a loss of $6 million ($5 million, net of income tax) in the current period from a loss of $85 million ($67 million, net of income tax) in the prior period. Included in this increase was a decrease in total revenues of $7 million, before income tax, and a decrease in total expenses of $86 million, before income tax. Divested businesses primarily include activity related to the Separation.
Taxes. For the six months ended June 30, 2019, our effective tax rate on income (loss) before provision for income tax was 23%. Our effective tax rate differed from the U.S. statutory rate primarily due to tax charges from foreign earnings taxed at different rates than the U.S. statutory rate and the impact from the definitive agreement to sell MetLife Hong Kong, partially offset by tax benefits related to non-taxable investment income and tax credits. For the six months ended June 30, 2018, our effective tax rate on income (loss) before provision for income tax was 22%. Our effective tax rate differed from the U.S. statutory rate primarily due to tax charges from foreign earnings taxed at different rates than the U.S. statutory rate, a non-deductible loss incurred on the mark-to-market and disposition of FVO Brighthouse Common Stock and a tax adjustment in Chile. These tax charges were partially offset by tax benefits related to non-taxable investment income, tax credits and a non-cash transfer of assets from a wholly-owned U.K. investment subsidiary to its U.S. parent.
Adjusted Earnings. Adjusted earnings available to common shareholders decreased $6 million, net of income tax, to $2,743 million, net of income tax, for the six months ended June 30, 2019 from $2,749 million, net of income tax, for the six months ended June 30, 2018.

Reconciliation of net income (loss) to adjusted earnings available to common shareholders
Three Months Ended June 30, 2019

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$858	$501	$98	$101	$557	$(431)	$1,684
Add: Preferred stock dividends	—	—	—	—	—	57	57
Add: Net income (loss) attributable to noncontrolling interests	—	—	3	—	—	2	5
Net income (loss)	$858	$501	$101	$101	$557	$(372)	$1,746
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	18	3	(19)	16	86	(43)	61
Net derivative gains (losses)	197	329	21	11	264	(98)	724
Premiums	—	—	—	—	—	—	—
Universal life and investment-type product policy fees	—	21	—	5	22	—	48
Net investment income	(56)	(21)	(6)	250	(31)	3	139
Other revenues	—	2	—	—	—	69	71
Expenses:
Policyholder benefits and claims and policyholder dividends	(6)	(3)	(62)	(2)	(42)	3	(112)
Interest credited to policyholder account balances	6	(5)	(10)	(242)	—	—	(251)
Capitalization of DAC	—	—	—	—	—	—	—
Amortization of DAC and VOBA	—	(19)	—	1	26	—	8
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—
Other expenses	—	—	3	(4)	—	(81)	(82)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	(33)	(165)	15	(11)	(67)	25	(236)
Adjusted earnings	$732	$359	$159	$77	$299	$(250)	$1,376
Less: Preferred stock dividends						57	57
Adjusted earnings available to common shareholders						$(307)	$1,319

Three Months Ended June 30, 2018

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$783	$234	$52	$71	$205	$(500)	$845
Add: Preferred stock dividends	—	—	—	—	—	46	46
Add: Net income (loss) attributable to noncontrolling interests	—	1	2	1	—	(1)	3
Net income (loss)	$783	$235	$54	$72	$205	$(455)	$894
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	67	5	1	4	(66)	(238)	(227)
Net derivative gains (losses)	151	(177)	(116)	(2)	17	68	(59)
Premiums	—	—	—	—	—	—	—
Universal life and investment-type product policy fees	—	(3)	—	6	23	—	26
Net investment income	(74)	7	(16)	269	(40)	—	146
Other revenues	—	5	—	—	—	78	83
Expenses:
Policyholder benefits and claims and policyholder dividends	(2)	1	2	(24)	(27)	—	(50)
Interest credited to policyholder account balances	1	(16)	—	(252)	—	—	(267)
Capitalization of DAC	—	—	—	—	—	—	—
Amortization of DAC and VOBA	—	1	—	1	(1)	—	1
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	(30)	(30)
Other expenses	—	—	2	(12)	—	(132)	(142)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	(31)	49	36	(4)	19	(28)	41
Adjusted earnings	$671	$363	$145	$86	$280	$(173)	$1,372
Less: Preferred stock dividends						46	46
Adjusted earnings available to common shareholders						$(219)	$1,326

Adjusted earnings available to common shareholders on a constant currency basis (1)	$671	$352	$135	$77	$280	$(219)	$1,296
__________________

(1)	Amounts on a reported basis for U.S., MetLife Holdings and Corporate & Other, as constant currency impact is not significant.

Six Months Ended June 30, 2019

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$1,614	$956	$258	$179	$677	$(651)	$3,033
Add: Preferred stock dividends	—	—	—	—	—	89	89
Add: Net income (loss) attributable to noncontrolling interests	—	—	5	1	—	3	9
Net income (loss)	$1,614	$956	$263	$180	$677	$(559)	$3,131
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(19)	10	12	5	110	(42)	76
Net derivative gains (losses)	334	494	96	—	44	(129)	839
Premiums	—	—	—	—	—	—	—
Universal life and investment-type product policy fees	—	22	—	9	44	—	75
Net investment income	(112)	92	3	840	(63)	6	766
Other revenues	—	4	—	—	—	137	141
Expenses:
Policyholder benefits and claims and policyholder dividends	(12)	(3)	(131)	19	(119)	3	(243)
Interest credited to policyholder account balances	9	(138)	(29)	(806)	—	—	(964)
Capitalization of DAC	—	—	—	—	—	—	—
Amortization of DAC and VOBA	—	(23)	—	2	60	—	39
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—
Other expenses	—	(1)	6	(25)	—	(150)	(170)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	(42)	(216)	13	(27)	(15)	27	(260)
Adjusted earnings	$1,456	$715	$293	$163	$616	$(411)	$2,832
Less: Preferred stock dividends						89	89
Adjusted earnings available to common shareholders						$(500)	$2,743

Six Months Ended June 30, 2018

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$1,272	$798	$237	$158	$549	$(922)	$2,092
Add: Preferred stock dividends	—	—	—	—	—	52	52
Add: Net income (loss) attributable to noncontrolling interests	—	1	3	1	—	2	7
Net income (loss)	$1,272	$799	$240	$159	$549	$(868)	$2,151
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(43)	83	4	(2)	(172)	(430)	(560)
Net derivative gains (losses)	97	82	33	(1)	51	28	290
Premiums	—	—	—	—	—	—	—
Universal life and investment-type product policy fees	—	(7)	7	12	46	—	58
Net investment income	(128)	(79)	(23)	(24)	(79)	5	(328)
Other revenues	—	9	—	—	—	157	166
Expenses:
Policyholder benefits and claims and policyholder dividends	6	1	(47)	(19)	(38)	—	(97)
Interest credited to policyholder account balances	2	58	(16)	37	—	—	81
Capitalization of DAC	—	—	1	—	—	—	1
Amortization of DAC and VOBA	—	8	—	2	(5)	—	5
Amortization of negative VOBA	—	1	—	—	—	—	1
Interest expense on debt	—	—	—	—	—	(30)	(30)
Other expenses	—	(4)	2	(16)	—	(218)	(236)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	14	(43)	(6)	3	41	(10)	(1)
Adjusted earnings	$1,324	$690	$285	$167	$705	$(370)	$2,801
Less: Preferred stock dividends						52	52
Adjusted earnings available to common shareholders						$(422)	$2,749

Adjusted earnings available to common shareholders on a constant currency basis (1)	$1,324	$668	$270	$148	$705	$(422)	$2,693
__________________

(1)	Amounts on a reported basis for U.S., MetLife Holdings and Corporate & Other, as constant currency impact is not significant.

Consolidated Results —Adjusted Earnings
Three Months Ended June 30, 2019 Compared with the Three Months Ended June 30, 2018
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. Adjusted earnings remained relatively flat as compared to the prior period due to offsetting variances as discussed below.
Foreign Currency. Changes in foreign currency exchange rates had a $30 million negative impact on adjusted earnings for the second quarter of 2019 compared to the prior period. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. We benefited from positive net flows from many of our businesses, which increased our invested asset base. Growth in the investment portfolios of our Asia, U.S. and Latin America segments resulted in higher net investment income. However, this was partially offset by a corresponding increase in interest credited expenses on certain insurance-related liabilities. Higher fee income in our Asia and Latin America segments was offset by lower fee income in our MetLife Holdings segment. A decrease in expenses was primarily due to the 2019 abatement of the annual health insurer fee under the Patient Protection and Affordable Care Act (“PPACA”). The combined impact of the items affecting our business growth, partially offset by higher DAC amortization, resulted in a $60 million increase in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Excluding the impact of changes in foreign currency exchange rates on net investment income in our non-U.S. segments and changes in inflation rates on our inflation-indexed investments, investment yields increased. Investment yields were positively affected by higher returns on private equities and FVO Securities, as well as higher prepayment fees. These increases were partially offset by lower yields on fixed income securities and lower income from derivatives. In addition, lower earnings on our securities lending program resulted primarily from lower margins, due to a flatter yield curve. Higher average interest credited rates on our deposit-type liabilities, partially offset by lower rates on our long-duration liabilities, drove a net increase in interest credited expenses. The changes in market factors discussed above resulted in a $24 million increase in adjusted earnings.
Underwriting and Other Insurance Adjustments. Unfavorable underwriting resulted in a $26 million decrease in adjusted earnings, primarily as a result of less favorable claims experience in our Group Benefits business, an increase in non-catastrophe claim costs in our Property & Casualty business and unfavorable mortality, driven by our MetLife Holdings segment. This decline in adjusted earnings was partially offset by lower catastrophe-related losses, favorable mortality in our U.S. segment and favorable morbidity in our MetLife Holdings segment. Refinements to DAC and certain insurance-related liabilities, which were recorded in both periods, resulted in a $31 million increase in adjusted earnings, primarily in our U.S. segment.
Expenses and Taxes. Expenses increased slightly as compared to the prior period, which reduced adjusted earnings by $6 million. For the three months ended June 30, 2019, our effective tax rate on adjusted earnings was 19%. Our effective tax rate differed from the U.S. statutory rate primarily due to tax benefits from non-taxable investment income and tax credits, partially offset by tax charges from foreign earnings taxed at different rates than the U.S. statutory rate. For the three months ended June 30, 2018, our effective tax rate on adjusted earnings was 15%. Our effective tax rate differed from the U.S. statutory rate primarily due to tax benefits from non-taxable investment income, tax credits and a non-cash transfer of assets from a wholly-owned U.K. investment subsidiary to its U.S. parent, partially offset by tax charges from foreign earnings taxed at different rates than the U.S. statutory rate.
Six Months Ended June 30, 2019 Compared with the Six Months Ended June 30, 2018
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. Adjusted earnings remained relatively flat as compared to the prior period due to offsetting variances as discussed below.
Foreign Currency. Changes in foreign currency exchange rates had a $56 million negative impact on adjusted earnings for the first six months of 2019 compared to the prior period. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.

Business Growth. We benefited from positive net flows from many of our businesses, which increased our invested asset base. Growth in the investment portfolios of our U.S., Asia, and Latin America segments resulted in higher net investment income. However, this was partially offset by a corresponding increase in interest credited expenses on certain insurance-related liabilities. Higher fee income in our Asia and Latin America segments was offset by lower fee income in our MetLife Holdings segment. Business growth also drove an increase in commissions, which was largely offset by higher DAC capitalization. A decrease in expenses was primarily due to the 2019 abatement of the annual health insurer fee under the PPACA. The combined impact of the items affecting our business growth, partially offset by higher DAC amortization, resulted in a $138 million increase in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Excluding the impact of changes in foreign currency exchange rates on net investment income in our non-U.S. segments and changes in inflation rates on our inflation-indexed investments, investment yields increased. Investment yields were positively affected by higher returns on FVO Securities, higher yields on mortgage loans and higher prepayment fees. These increases were partially offset by lower income from derivatives and lower returns on real estate investments. In addition, lower earnings on our securities lending program resulted primarily from lower margins, due to a flatter yield curve. Higher investment yields were more than offset by a net increase in interest credited expenses due to the impact of interest rate fluctuations, period over period, which resulted in an increase in our average interest credited rates on deposit-type liabilities, partially offset by lower rates on long-duration liabilities. The changes in market factors discussed above, partially offset by lower DAC amortization, resulted in a $16 million decrease in adjusted earnings.
Underwriting and Other Insurance Adjustments. Favorable underwriting resulted in a slight increase in adjusted earnings primarily as a result of favorable mortality in our U.S. segment, favorable morbidity in our Group Benefits business and lower catastrophe losses, partially offset by increases in non-catastrophe claim costs in our Property & Casualty business, unfavorable claims experience in our Asia segment and unfavorable mortality in our MetLife Holdings and Latin America segments. Refinements to DAC and certain insurance-related liabilities, which were recorded in both periods, resulted in a $33 million decrease in adjusted earnings, primarily driven by our MetLife Holdings segment, partially offset by our U.S. segment.
Interest Expense on Debt. Interest expense on debt decreased by $45 million, primarily due to the exchange of senior notes for Brighthouse Financial, Inc. common stock and the redemption of senior notes for cash in 2018, partially offset by a premium paid in excess of the debt principal and accrued and unpaid interest redeemed in the current period.
Preferred Stock Dividends. Preferred stock dividends increased $37 million as a result of the issuance of Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D (“Series D preferred stock”) in March 2018 and Non-Cumulative Preferred Stock, Series E (“Series E preferred stock”) in June 2018.
Expenses. Expenses increased $17 million as a result of higher costs associated with corporate initiatives and projects, including the continued investment in our unit cost initiative, partially offset by lower interest on uncertain tax positions.
Taxes. For the six months ended June 30, 2019, our effective tax rate on adjusted earnings was 19%. Our effective tax rate differed from the U.S. statutory rate primarily due to tax benefits from non-taxable investment income and tax credits, partially offset by tax charges from foreign earnings taxed at different rates than the U.S. statutory rate. For the six months ended June 30, 2018, our effective tax rate on adjusted earnings was 18%. Our effective tax rate differed from the U.S. statutory rate primarily due to tax benefits from non-taxable investment income, tax credits and a non-cash transfer of assets from a wholly-owned U.K. investment subsidiary to its U.S. parent, partially offset by tax charges from foreign earnings taxed at different rates than the U.S. statutory rate and a tax adjustment in Chile.

Segment Results and Corporate & Other
U.S.
Business Overview. Sales decreased for the segment for the three months ended June 30, 2019 compared to the prior period, primarily driven by a large pension risk transfer transaction in the prior period in our RIS business. Excluding this transaction, RIS sales improved primarily due to an increase in funding agreement issuances, partially offset by lower sales of stable value products. Changes in premiums for the RIS business were almost entirely offset by the related changes in policyholder benefits and claims. Sales increased in our Group Benefits and Property & Casualty businesses as compared to the prior period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Adjusted revenues
Premiums	$6,234	$11,302	$11,801	$16,519
Universal life and investment-type product policy fees	274	262	544	520
Net investment income	1,795	1,719	3,514	3,381
Other revenues	223	203	444	407
Total adjusted revenues	8,526	13,486	16,303	20,827
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	6,101	11,233	11,474	16,371
Interest credited to policyholder account balances	504	439	1,005	846
Capitalization of DAC	(127)	(114)	(241)	(220)
Amortization of DAC and VOBA	117	114	231	229
Interest expense on debt	3	4	5	6
Other expenses	1,009	965	2,002	1,926
Total adjusted expenses	7,607	12,641	14,476	19,158
Provision for income tax expense (benefit)	187	174	371	345
Adjusted earnings	$732	$671	$1,456	$1,324
Three Months Ended June 30, 2019 Compared with the Three Months Ended June 30, 2018
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. The impact of positive net flows from funding agreement issuances in the current period and the impact of a large pension risk transfer transaction in the prior period resulted in higher average invested assets, improving net investment income. However, consistent with the growth in average invested assets, interest credited expenses on both long-duration and deposit-type liabilities increased. Higher volume-related and premium tax expenses were partially offset by lower direct expenses, including certain employee-related expenses. This net increase in expenses, mostly offset by the decrease due to the 2019 abatement of the annual health insurer fee under the PPACA, was more than offset by a corresponding increase in premiums, fees and other revenues. The combined impact of the items affecting our business growth increased adjusted earnings by $46 million.
Market Factors. Market factors, including interest rate levels, variability in equity market returns and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased slightly, primarily due to lower income from derivatives, lower yields from fixed income securities and real estate investments, and lower earnings on our securities lending program, primarily from lower margins due to a flatter yield curve. These decreases were partially offset by higher prepayment fees and higher yields on mortgage loans and private equities. However, net investment income increased slightly from the impact of an increased crediting rate on interest on economic capital. Higher average interest credited rates on our deposit-type liabilities, partially offset by lower rates on our long-duration liabilities, drove a net increase in interest credited expenses. The changes in market factors discussed above resulted in a $20 million decrease in adjusted earnings.

Underwriting and Other Insurance Adjustments. Mortality results improved $16 million as compared to the prior period as a result of favorable claims experience in our term life and accidental death & dismemberment businesses, primarily driven by lower severity, partially offset by less favorable mortality in our universal life, pension risk transfer and structured settlement businesses. Less favorable claims experience in our Group Benefits business resulted in a $20 million decrease in adjusted earnings. This was primarily driven by unfavorable prior period development coupled with an increase in utilization in our dental business. In addition, an increase in claims severity, which was partially offset by the impact of favorable renewal results and an increase in recoveries in our group disability business, contributed to this decrease. In our Property & Casualty business, lower catastrophe-related losses were partially offset by an increase in non-catastrophe claim costs, which resulted in a $7 million increase in adjusted earnings. Non-catastrophe claim costs were driven by higher severities and frequencies in both our auto and homeowner businesses. Refinements to certain insurance and other liabilities, which were recorded in both periods, resulted in a $32 million increase in adjusted earnings.
Six Months Ended June 30, 2019 Compared with the Six Months Ended June 30, 2018
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. The impact of positive flows from funding agreement issuances in the current period and the impact of a large pension risk transfer transaction in the prior period resulted in higher average invested assets, improving net investment income. However, consistent with the growth in average invested assets, interest credited expenses on long-duration liabilities increased. Higher volume-related and premium tax expenses were partially offset by lower direct expenses, including certain employee-related expenses. This net increase in expenses, mostly offset by the decrease due to the 2019 abatement of the annual health insurer fee under the PPACA, was more than offset by a corresponding increase in premiums, fees and other revenues. The combined impact of the items affecting our business growth increased adjusted earnings by $90 million.
Market Factors. Market factors, including interest rate levels, variability in equity market returns and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased primarily due to lower income from derivatives, lower yields on fixed income securities, private equities and lower earnings on our securities lending program, primarily from lower margins due to a flatter yield curve. These decreases were partially offset by higher yields on mortgage loans and higher prepayment fees. In addition, net investment income increased as a result of the impact of an increased crediting rate on interest on economic capital. The impact of interest rate fluctuations, period over period, resulted in an increase in our average interest credited rates on deposit-type liabilities, partially offset by lower rates on our long-duration liabilities, which drove a net increase in interest credited expenses. The changes in market factors discussed above resulted in an $83 million decrease in adjusted earnings.
Underwriting and Other Insurance Adjustments. Mortality results improved $48 million as compared to the prior period, as a result of favorable claims experience in our term life business, primarily due to lower severity in the current period and the unfavorable impact of the influenza virus in the prior period, partially offset by less favorable mortality in our universal life, pension risk transfer and structured settlement businesses. Favorable claims experience and the impact of growth in our Group Benefits business resulted in a $27 million increase in adjusted earnings. This was primarily driven by lower claim severity, favorable renewal results and an increase in recoveries in our group disability business. The impact of growth in the business and favorable claims experience in both our accident & health and individual disability businesses also contributed to the increase in adjusted earnings. These favorable results were partially offset by less favorable dental results, driven by an increase in utilization and the impact of unfavorable prior period development in the current period. In our Property & Casualty business, lower catastrophe-related losses were largely offset by higher non-catastrophe claims costs. Non-catastrophe claim costs were driven by higher severities in both our auto and homeowner businesses. Refinements to certain insurance and other liabilities, which were recorded in both periods, resulted in a $54 million increase in adjusted earnings.

Asia
Business Overview. Sales for the three months ended June 30, 2019 decreased compared to the prior period, primarily driven by lower sales of foreign currency-denominated annuity products, partially offset by higher accident & health product sales, both in Japan.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Adjusted revenues
Premiums	$1,631	$1,654	$3,330	$3,402
Universal life and investment-type product policy fees	419	399	825	793
Net investment income	944	839	1,824	1,634
Other revenues	13	13	29	28
Total adjusted revenues	3,007	2,905	6,008	5,857
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	1,279	1,237	2,598	2,580
Interest credited to policyholder account balances	424	362	827	713
Capitalization of DAC	(472)	(495)	(951)	(960)
Amortization of DAC and VOBA	312	313	619	627
Amortization of negative VOBA	(7)	(12)	(16)	(27)
Other expenses	955	976	1,910	1,928
Total adjusted expenses	2,491	2,381	4,987	4,861
Provision for income tax expense (benefit)	157	161	306	306
Adjusted earnings	$359	$363	$715	$690
Three Months Ended June 30, 2019 Compared with the Three Months Ended June 30, 2018
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $11 million for the second quarter of 2019 compared to the prior period, primarily due to the weakening of the Japanese yen and Korean won against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Asia’s premiums, fees and other revenues increased slightly as compared to the prior period as higher sales of accident & health and fee-based foreign currency-denominated life products were largely offset by a decline in sales of premium-based yen-denominated life products. The decrease in premiums from yen-denominated life products was partially offset by a related decline in policyholder benefits. Positive net flows in Japan and Korea resulted in higher average invested assets, which improved net investment income. The increase in net investment income was partially offset by a corresponding increase in interest credited expenses on certain insurance liabilities. The combined impact of the items affecting our business growth improved adjusted earnings by $22 million.
Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment results were favorably impacted by higher earnings from our operating joint venture in China (mainly driven by a regulatory change), higher returns from hedge funds and real estate investments, and higher derivative income. These increases were partially offset by lower returns on private equities, lower prepayment fees and lower yields on fixed income securities supporting U.S. dollar-denominated products sold in Japan. The changes in market factors discussed above increased adjusted earnings by $18 million.
Underwriting and Other Insurance Adjustments. Higher claims in Japan decreased adjusted earnings by $11 million. Refinements to certain insurance liabilities and other liabilities which were recorded in both periods resulted in a $14 million decrease in adjusted earnings. Our prior period results include a favorable liability refinement of $20 million in Japan, partially offset by an unfavorable liability refinement of $10 million in Bangladesh.

Expenses and Taxes. Expenses increased slightly as compared to the prior period. Our current period results include a charge of $4 million related to a withholding tax provision on dividends from our operating joint venture in China.
Six Months Ended June 30, 2019 Compared with the Six Months Ended June 30, 2018
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $22 million for the first six months of 2019 compared to the prior period, primarily due to the weakening of the Japanese yen and Korean won against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Asia’s premiums, fees and other revenues increased slightly from the prior period mainly driven by growth in accident & health and foreign currency-denominated life products in Japan, as well as business growth across most Asia countries, partially offset by a decrease in premiums from yen-denominated life products. The decrease in premiums from yen-denominated life products was partially offset by a related decline in policyholder benefits. Positive net flows in Japan and Korea resulted in higher average invested assets, which improved net investment income. The increase in net investment income was partially offset by a corresponding increase in interest credited expenses on certain insurance liabilities. The combined impact of the items affecting our business growth improved adjusted earnings by $66 million.
Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment results were favorably impacted by higher earnings from our operating joint venture in China (mainly driven by a regulatory change), higher derivative income and higher returns from real estate investments and hedge funds. In addition, an increase in higher-yielding fixed income securities supporting U.S. dollar-denominated products sold in Japan, partially offset by lower yields on fixed income securities in Korea, improved net investment income. These increases were partially offset by lower returns on private equities. The changes in market factors discussed above increased adjusted earnings by $40 million.
Underwriting and Other Insurance Adjustments. Higher claims and lapses in Japan decreased adjusted earnings by $35 million. Refinements to certain insurance liabilities and other liabilities in both periods resulted in an $18 million decrease in adjusted earnings. Our prior period results include a favorable liability refinement of $20 million in Japan, partially offset by an unfavorable liability refinement of $10 million in Bangladesh.
Expenses and Taxes. Expenses increased slightly as compared to the prior period, which reduced adjusted earnings by $5 million. Our current period results include a charge of $4 million related to a withholding tax provision on dividends from our operating joint venture in China.

Latin America
Business Overview. Sales for the three months ended June 30, 2019 increased compared to the prior period, primarily driven by higher sales of individual and group life products in Brazil, Mexico and Chile and higher sales of individual accident & health and retirement products in Chile.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Adjusted revenues
Premiums	$773	$688	$1,419	$1,387
Universal life and investment-type product policy fees	280	275	564	557
Net investment income	360	327	656	603
Other revenues	11	9	23	17
Total adjusted revenues	1,424	1,299	2,662	2,564
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	790	660	1,387	1,306
Interest credited to policyholder account balances	86	95	180	193
Capitalization of DAC	(100)	(91)	(194)	(185)
Amortization of DAC and VOBA	79	71	157	131
Interest expense on debt	1	1	2	3
Other expenses	352	363	718	701
Total adjusted expenses	1,208	1,099	2,250	2,149
Provision for income tax expense (benefit)	57	55	119	130
Adjusted earnings	$159	$145	$293	$285
Three Months Ended June 30, 2019 Compared with the Three Months Ended June 30, 2018
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $10 million for the second quarter of 2019 compared to the prior period mainly due to the weakening of the Argentinian and Chilean pesos against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Latin America experienced growth across several lines of business primarily within Chile and Mexico. This growth resulted in increased premiums and policy fee income, which was partially offset by related changes in policyholder benefits. Positive net flows, primarily from Chile and Argentina, resulted in an increase in average invested assets and generated higher net investment income. Although business growth drove an increase in commissions, net of DAC capitalization, this was more than offset by decreases in interest credited expense on certain insurance liabilities and other variable expenses. The combined impact of the items affecting business growth, partially offset by higher DAC amortization, increased adjusted earnings by $23 million.
Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields increased, driven by higher yields on FVO Securities, due to the favorable impact of equity markets on our Chilean encaje. These increases in investment yields were partially offset by lower derivative income in Mexico and Chile and lower yields on mortgage loans in Chile. The changes in market factors discussed above increased adjusted earnings by $14 million.
Underwriting and Other Insurance Adjustments. Unfavorable underwriting resulted in a $7 million decrease to adjusted earnings primarily driven by higher claims experience across the region. Refinements to certain insurance liabilities and other adjustments in both periods, primarily in Mexico, Brazil and Chile, resulted in a $4 million decrease to adjusted earnings.
Expenses and Taxes. Expenses increased slightly as compared to the prior period, which reduced adjusted earnings by $5 million. Certain tax-related adjustments in both periods resulted in a net increase in adjusted earnings of $4 million.

Six Months Ended June 30, 2019 Compared with the Six Months Ended June 30, 2018
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $15 million for the first six months of 2019 compared to the prior period mainly due to the weakening of the Argentinian and Chilean pesos against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Latin America experienced growth across several lines of business primarily within Chile and Mexico. This growth resulted in increased premiums and policy fee income, which was partially offset by related changes in policyholder benefits. Positive net flows, primarily from Chile and Argentina, resulted in an increase in average invested assets and generated higher net investment income. Although business growth drove an increase in commissions, net of DAC capitalization, this was more than offset by decreases in interest credited expense on certain insurance liabilities and other variable expenses. The combined impact of the items affecting business growth, partially offset by higher DAC amortization, increased adjusted earnings by $37 million.
Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields increased, driven by higher yields on FVO Securities, due to the favorable impact of equity markets on our Chilean encaje, and fixed income securities in Mexico and Argentina. These increases in investment yields were partially offset by lower derivative income in Mexico and Chile and lower yields on mortgage loans in Chile. The changes in market factors discussed above increased adjusted earnings by $44 million.
Underwriting and Other Insurance Adjustments. Unfavorable underwriting resulted in a $14 million decrease to adjusted earnings primarily driven by higher claims experience across the region. Refinements to certain insurance liabilities and other adjustments in both periods, primarily in Brazil, Chile and Mexico, resulted in a slight decrease to adjusted earnings.
Expenses and Taxes. A $50 million increase in expenses was primarily the result of a prior period reduction of a litigation reserve in Argentina, along with various other expense increases. Tax-related adjustments in both periods, primarily related to foreign exchange volatility in Argentina, resulted in a net decrease in adjusted earnings of $15 million. Prior period results also include tax expenses of $23 million primarily driven by a $17 million tax charge related to a tax adjustment in Chile and a $5 million tax charge in Colombia to establish a deferred tax liability due to a change in tax status.

EMEA
Business Overview. Sales for the three months ended June 30, 2019 increased compared to the prior period, primarily driven by increases in our employee benefits business in the U.K. and Egypt, as well as our credit life business in Turkey.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Adjusted revenues
Premiums	$551	$546	$1,093	$1,097
Universal life and investment-type product policy fees	105	107	208	219
Net investment income	73	73	147	148
Other revenues	13	20	27	36
Total adjusted revenues	742	746	1,475	1,500
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	292	286	576	580
Interest credited to policyholder account balances	23	26	47	51
Capitalization of DAC	(126)	(121)	(243)	(239)
Amortization of DAC and VOBA	107	108	199	214
Amortization of negative VOBA	(3)	(4)	(4)	(10)
Other expenses	350	339	688	690
Total adjusted expenses	643	634	1,263	1,286
Provision for income tax expense (benefit)	22	26	49	47
Adjusted earnings	$77	$86	$163	$167
Three Months Ended June 30, 2019 Compared with the Three Months Ended June 30, 2018
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $9 million for the second quarter of 2019 as compared to the prior period, primarily driven by the strengthening of the U.S. dollar against the Turkish lira and the euro. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Growth from our accident & health and credit life businesses in Turkey and across several European markets, partially offset by a decrease in our pensions business in Romania due to regulatory changes, increased adjusted earnings by $2 million.
Underwriting and Other Insurance Adjustments. Favorable underwriting, primarily in our accident & health and employee benefits businesses in the Gulf, increased adjusted earnings by $6 million. Refinements to certain insurance-related assets and liabilities that were recorded in both periods resulted in a $4 million increase in adjusted earnings.
Expenses. Adjusted earnings decreased by $13 million, primarily due to the prior period release of provisions arising from the finalization of historic corporate tax filings.
Six Months Ended June 30, 2019 Compared with the Six Months Ended June 30, 2018
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $19 million for the first six months of 2019 as compared to the prior period, primarily driven by the strengthening of the U.S. dollar against the Turkish lira, the euro, the British pound and the Polish zloty. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Growth from our accident & health and credit life businesses in Turkey and across several European markets, partially offset by a decrease in our pensions business in Romania due to regulatory changes, increased adjusted earnings by $6 million.

Market Factors. Market factors, including interest rate levels and variability in equity market returns, impacted our results favorably by $7 million primarily due to higher investment yields in Turkey and Ukraine.
Underwriting and Other Insurance Adjustments. Favorable underwriting, primarily in our accident & health business in the Gulf and Turkey, as well as favorable underwriting in our employee benefits business in the Gulf, increased adjusted earnings by $14 million. Refinements to certain insurance-related assets and liabilities that were recorded in both periods resulted in a $7 million increase in adjusted earnings.
Expenses and Taxes. Adjusted earnings decreased by $15 million, primarily due to the prior period release of provisions arising from the finalization of historic corporate tax filings. Adjusted earnings decreased by $4 million due to an unfavorable revision to a tax asset in Greece.
MetLife Holdings
Business Overview. Our MetLife Holdings segment consists of operations relating to products and businesses, previously included in our former retail business, that we no longer actively market in the United States. We anticipate an average decline in premiums, fees and other revenues of approximately 5% per year from expected business run-off.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Adjusted revenues
Premiums	$924	$957	$1,851	$1,907
Universal life and investment-type product policy fees	286	301	560	615
Net investment income	1,338	1,329	2,625	2,681
Other revenues	65	68	132	135
Total adjusted revenues	2,613	2,655	5,168	5,338
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	1,703	1,706	3,351	3,256
Interest credited to policyholder account balances	227	235	453	471
Capitalization of DAC	(8)	(10)	(14)	(20)
Amortization of DAC and VOBA	80	101	143	201
Interest expense on debt	2	2	4	4
Other expenses	237	275	464	551
Total adjusted expenses	2,241	2,309	4,401	4,463
Provision for income tax expense (benefit)	73	66	151	170
Adjusted earnings	$299	$280	$616	$705
Three Months Ended June 30, 2019 Compared with the Three Months Ended June 30, 2018
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. The negative net flows in our deferred annuities business and a decrease in universal life deposits resulted in lower fee income. Slightly lower net investment income, resulting from a reduced invested asset base, also decreased adjusted earnings. The combined impact of the items affecting our business growth, partially offset by lower DAC amortization, resulted in a $24 million decrease in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields increased primarily due to higher returns on private equities and FVO Securities, as well as increased prepayments. The increase in investment yields was partially offset by a decline in yields on fixed income securities and lower returns on real estate investments. In our deferred annuity business, higher equity returns drove an increase in asset-based fee income. The changes in market factors discussed above resulted in a $9 million increase in adjusted earnings.

Underwriting and Other Insurance Adjustments. Adjusted earnings decreased $14 million, primarily driven by less favorable underwriting in our traditional life business. Refinements to DAC that were recorded in the current period resulted in a $13 million increase in adjusted earnings.
Expenses. Adjusted earnings increased by $33 million as a result of lower expenses, primarily as a result of enterprise-wide initiatives, as well as declines in employee-related costs.
Six Months Ended June 30, 2019 Compared with the Six Months Ended June 30, 2018
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. The negative net flows in our deferred annuities business and a decrease in universal life deposits resulted in lower fee income. Lower net investment income, resulting from a reduced invested asset base, primarily in fixed income securities, decreased adjusted earnings. The reduced invested asset base is primarily the result of negative net flows in our deferred annuities and life businesses. This decline was partially offset by invested asset growth from our long-term care business. The combined impact of the items affecting our business growth, partially offset by lower DAC amortization, resulted in a $51 million decrease in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased primarily due to lower yields on fixed income securities and lower returns on real estate investments. The decline in investment yields was partially offset by increased prepayment fees and higher returns on FVO Securities. The changes in market factors discussed above, partially offset by lower DAC amortization, resulted in a $14 million decrease in adjusted earnings.
Underwriting and Other Insurance Adjustments. Adjusted earnings decreased $31 million, primarily driven by less favorable underwriting in our traditional life and annuity businesses. Refinements to DAC and certain insurance-related liabilities that were recorded in both periods resulted in an $75 million decrease in adjusted earnings. This includes a prior period favorable reserve adjustment relating to certain variable annuity guarantees assumed from a former joint venture in Japan.
Expenses. Adjusted earnings increased by $73 million as a result of lower expenses, primarily due to declines in employee-related costs, as well as lower expenses as a result of enterprise-wide initiatives.
Corporate & Other

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Adjusted revenues
Premiums	$16	$6	$40	$19
Universal life and investment-type product policy fees	—	—	1	—
Net investment income	44	40	69	99
Other revenues	82	79	176	160
Total adjusted revenues	142	125	286	278
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	18	3	38	—
Capitalization of DAC	(4)	(3)	(6)	(5)
Amortization of DAC and VOBA	2	1	3	3
Interest expense on debt	268	272	497	552
Other expenses	289	259	511	491
Total adjusted expenses	573	532	1,043	1,041
Provision for income tax expense (benefit)	(181)	(234)	(346)	(393)
Adjusted earnings	(250)	(173)	(411)	(370)
Less: Preferred stock dividends	57	46	89	52
Adjusted earnings available to common shareholders	$(307)	$(219)	$(500)	$(422)

The table below presents adjusted earnings available to common shareholders by source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Business activities	$12	$12	$25	$18
Net investment income	46	50	75	107
Interest expense on debt	(280)	(282)	(519)	(575)
Corporate initiatives and projects	(117)	(97)	(217)	(136)
Other	(92)	(90)	(121)	(177)
Provision for income tax (expense) benefit and other tax-related items	181	234	346	393
Preferred stock dividends	(57)	(46)	(89)	(52)
Adjusted earnings available to common shareholders	$(307)	$(219)	$(500)	$(422)
Three Months Ended June 30, 2019 Compared with the Three Months Ended June 30, 2018
Unless otherwise stated, all amounts discussed below are net of income tax.
Interest Expense on Debt. Interest expense on debt decreased slightly, primarily due to the exchange of senior notes for FVO Brighthouse Common Stock and the redemption of senior notes for cash in 2018, largely offset by a premium paid in excess of the debt principal and accrued and unpaid interest redeemed in the current period.
Corporate Initiatives and Projects. Adjusted earnings decreased $16 million due to higher expenses associated with corporate initiatives and projects, most notably, costs associated with the continued investment in our unit cost initiative, partially offset by lower costs associated with certain other enterprise-wide initiatives.
Provision for Income Tax (Expense) Benefit and Other Tax-Related Items. An unfavorable change in Corporate & Other’s effective tax rate was primarily due to a prior period tax benefit related to a non-cash transfer of assets from a wholly-owned U.K. investment subsidiary to its U.S. parent and lower utilization of tax preferenced items, which include non-taxable investment income, tax credits, and foreign earnings taxed at different rates than the U.S. statutory rate.
Other. Adjusted earnings decreased slightly, primarily as a result of a loss related to the sale of a run-off business that was previously reinsured and increases in certain corporate-related and legal expenses, partially offset by lower interest expenses on tax positions.
Preferred Stock Dividends. Preferred stock dividends increased $11 million as a result of the issuance of Series E preferred stock in June 2018.
Six Months Ended June 30, 2019 Compared with the Six Months Ended June 30, 2018
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Activities. Adjusted earnings from business activities increased $6 million. This was primarily related to improved results from our start-up operations.
Net Investment Income. Higher losses on tax credit partnerships and lower returns on private equities, hedge funds and real estate investments unfavorably impacted net investment income. These decreases were partially offset by an increase in income on fixed income securities, resulting in a decrease of $25 million in net investment income.
Interest Expense on Debt. Interest expense on debt decreased by $44 million, primarily due to the exchange of senior notes for FVO Brighthouse Common Stock and the redemption of senior notes for cash in 2018, partially offset by a premium paid in excess of the debt principal and accrued and unpaid interest redeemed in the current period.
Corporate Initiatives and Projects. Adjusted earnings decreased $64 million due to higher expenses associated with corporate initiatives and projects, most notably, costs associated with the continued investment in our unit cost initiative, partially offset by lower costs associated with certain other enterprise-wide initiatives.
Provision for Income Tax (Expense) Benefit and Other Tax-Related Items. An unfavorable change in Corporate & Other’s effective tax rate was primarily due to a prior period tax benefit related to a non-cash transfer of assets from a wholly-owned U.K. investment subsidiary to its U.S. parent and lower utilization of tax preferenced items, which include non-taxable investment income, tax credits, and foreign earnings taxed at different rates than the U.S. statutory rate.

Other. Adjusted earnings increased $44 million, primarily as a result of lower interest expenses on tax positions, lower legal expenses and declines in various other expenses, partially offset by a loss related to the sale of a run-off business that was previously reinsured, as well as increases in certain corporate-related expenses.
Preferred Stock Dividends. Preferred stock dividends increased $37 million as a result of the issuance of Series D preferred stock in March 2018 and Series E preferred stock in June 2018.

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
European Investments
To support our European insurance operations and related policyholder liabilities, we maintain general account investments in Europe and certain of our non-European operations invest in Europe for diversification. We have proactively mitigated risk in both direct and indirect European exposures by investing in a diversified portfolio of high quality investments with a focus on the higher-rated countries, including the U.K., France, Germany, the Netherlands, Poland, Ireland and Switzerland. The sovereign and agency debt of these countries have investment grade credit ratings from major rating agencies. European sovereign and agency fixed maturity securities AFS and perpetual hybrid securities classified as non-redeemable preferred stock are invested in a diversified portfolio of primarily non-financial services securities. At June 30, 2019, our exposure to such securities, including loan-backed securities, totaled $43.3 billion, at estimated fair value, of which $8.5 billion was in sovereign and agency fixed maturity securities AFS. See “— Fixed Maturity Securities AFS and Equity Securities,” as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment — European Investments” included in the 2018 Annual Report for further information.
Selected Country and Sector Investments
We have exposure to country-specific volatility from both maintaining general account investments to support our insurance operations and related policyholder liabilities where we operate and through our global portfolio diversification. This includes exposure to country-specific volatility in the U.K., China, Argentina and Turkey. Our investment in sovereign fixed maturity securities AFS of these countries was $897 million at estimated fair value, at June 30, 2019. Our exposure to sovereign fixed maturity securities AFS of these countries net of purchased credit default swaps was $855 million at June 30, 2019. The notional value and estimated fair value of the sovereign purchased credit default swaps was $48 million and $6 million, respectively, at June 30, 2019. Our exposure to total fixed maturity securities AFS on a country of risk basis, to those countries, including corporate and loan-backed securities was $17.7 billion, at estimated fair value, and $17.5 billion, at amortized cost, at June 30, 2019.
We also have sector specific exposure to volatility, including the impact of variability in oil prices on the energy sector. Our investment in energy sector fixed maturity securities AFS was $9.5 billion, at estimated fair value, and $8.8 billion, at amortized cost, at June 30, 2019. Our exposure to energy sector fixed maturity securities AFS inclusive of sold credit default swaps was $9.5 billion at June 30, 2019. The notional value and estimated fair value of the energy sector sold credit default swaps was $30 million and less than $1 million, respectively, at June 30, 2019.
We manage direct and indirect investment exposure in the selected countries and the energy sector through fundamental credit analysis and we continually monitor and adjust our level of investment exposure. We do not expect that our general account investments in these countries or the energy sector will have a material adverse effect on our results of operations or financial condition.

Investment Portfolio Results
The reconciliation of net investment income under GAAP to net investment income, as reported on an adjusted earnings basis, is presented below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Net investment income — GAAP basis	$4,693	$4,473	$9,601	$8,218
Investment hedge adjustments	118	119	223	229
Unit-linked contract income	(261)	(286)	(997)	67
Other	4	21	8	32
Net investment income, as reported on an adjusted basis (1)	$4,554	$4,327	$8,835	$8,546
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

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount
	(Dollars in millions)
Fixed maturity securities AFS (2), (3)	4.30%	$2,975	4.30%	$2,945	4.27%	$5,877	4.24%	$5,784
Mortgage loans (3)	4.82%	943	4.59%	815	4.77%	1,855	4.56%	1,607
Real estate and real estate joint ventures	3.62%	92	4.46%	109	2.84%	142	3.93%	192
Policy loans	5.34%	129	5.21%	127	5.31%	257	5.16%	251
Equity securities	5.15%	16	4.94%	15	5.29%	32	4.28%	31
Other limited partnership interests	14.28%	247	9.48%	141	10.99%	374	12.26%	360
Cash and short-term investments	2.39%	65	2.30%	61	2.73%	144	2.09%	107
Other invested assets		225		231		428		459
Investment income	4.66%	4,692	4.54%	4,444	4.55%	9,109	4.52% %	8,791
Investment fees and expenses	(0.14)%	(138)	(0.12)%	(117)	(0.14)%	(274)	(0.13)%	(245)
Net investment income, as reported on an adjusted basis	4.52%	$4,554	4.42%	$4,327	4.41%	8,835	4.39%	8,546
__________________

(1)
Yields are calculated as investment income as a percent of average quarterly asset carrying values. Investment income excludes recognized gains and losses. Asset carrying values exclude unrealized gains (losses), collateral received in connection with our securities lending program, annuities funding structured settlement claims, freestanding derivative assets, collateral received from derivative counterparties, the effects of consolidating certain variable interest entities (“VIEs”) under GAAP that are treated as consolidated securitization entities (“CSEs”) and Unit-linked investments. A yield is not presented for other invested assets, as it is not considered a meaningful measure of performance for this asset class.

(2)
Investment income from fixed maturity securities AFS includes amounts from FVO Securities of $38 million and $93 million for the three months and six months ended June 30, 2019, respectively, and $8 million and $14 million for the three months and six months ended June 30, 2018, respectively.

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
Fixed Maturity Securities AFS and Equity Securities
The following table presents fixed maturity securities AFS and equity securities by type (public or private) and information about perpetual and redeemable securities held at:

	June 30, 2019		December 31, 2018
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities AFS
Publicly-traded	$263,923	82.8%	$249,595	83.7%
Privately-placed	54,766	17.2	48,670	16.3
Total fixed maturity securities AFS	$318,689	100.0%	$298,265	100.0%
Percentage of cash and invested assets	66.5%		66.0%
Equity securities
Publicly-traded	$1,290	87.4%	$1,282	89%
Privately-held	186	12.6	158	11
Total equity securities	$1,476	100.0%	$1,440	100.0%
Percentage of cash and invested assets	0.3%		0.3%
Perpetual and redeemable securities
Perpetual securities included within fixed maturity securities AFS and equity securities	$371		$367
Redeemable preferred stock with a stated maturity included within fixed maturity securities AFS	$526		$911
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

	June 30, 2019
	Fixed Maturity Securities AFS		Equity Securities
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$20,467	6.4%	$917	62.1%
Level 2
Independent pricing sources	280,281	88.0	66	4.5
Internal matrix pricing or discounted cash flow techniques	2,029	0.6	36	2.4
Significant other observable inputs	282,310	88.6	102	6.9
Level 3
Independent pricing sources	11,738	3.7	341	23.1
Internal matrix pricing or discounted cash flow techniques	3,813	1.2	95	6.5
Independent broker quotations	361	0.1	21	1.4
Significant unobservable inputs	15,912	5.0	457	31.0
Total estimated fair value	$318,689	100.0%	$1,476	100.0%
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for the fixed maturity securities AFS and equity securities fair value hierarchy.
The majority of the Level 3 fixed maturity securities AFS and equity securities were concentrated in three sectors at June 30, 2019: foreign corporate securities, U.S. corporate securities, and RMBS. During the three months ended June 30, 2019, Level 3 fixed maturity securities AFS increased by $724 million, or 5%. The increase was driven by purchases in excess of sales and by an increase in estimated fair value recognized in other comprehensive income (loss) (“OCI”), partially offset by transfers out of Level 3 in excess of transfers into Level 3. During the six months ended June 30, 2019, Level 3 fixed maturity securities AFS increased by $1.0 billion, or 7%. The increase was driven by purchases in excess of sales and by an increase in estimated fair value recognized in OCI, partially offset by transfers out of Level 3 in excess of transfers into Level 3.
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
Fixed Maturity Securities AFS
See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information about fixed maturity securities AFS by sector, contractual maturities, continuous gross unrealized losses, evaluation for other-than-temporary impairment (“OTTI”), evaluation of temporarily impaired securities, OTTI losses incurred and gross gains and gross losses on sales and disposals.
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

The following table presents total fixed maturity securities AFS by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the revised NAIC methodologies, as well as the percentage, based on estimated fair value that each NAIC designation is comprised of at:

		June 30, 2019				December 31, 2018
NAIC Designation	NRSRO Rating	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$201,799	$21,795	$223,594	70.2%	$197,604	$11,202	$208,806	70.0%
2	Baa	73,519	5,424	78,943	24.8	72,482	659	73,141	24.5
	Subtotal investment grade	275,318	27,219	302,537	95.0	270,086	11,861	281,947	94.5
3	Ba	11,173	317	11,490	3.6	11,249	(91)	11,158	3.7
4	B	4,223	(47)	4,176	1.3	4,745	(247)	4,498	1.6
5	Caa and lower	482	(31)	451	0.1	720	(73)	647	0.2
6	In or near default	33	2	35	—	16	(1)	15	—
	Subtotal below investment grade	15,911	241	16,152	5.0	16,730	(412)	16,318	5.5
	Total fixed maturity securities AFS	$291,229	$27,460	$318,689	100.0%	$286,816	$11,449	$298,265	100.0%
The following tables present total fixed maturity securities AFS, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the revised NAIC methodologies:

	Fixed Maturity Securities AFS — by Sector & Credit Quality Rating
NAIC Designation:	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating:	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(Dollars in millions)
June 30, 2019
U.S. corporate	$37,966	$36,948	$5,779	$2,601	$418	$—	$83,712
Foreign government	58,832	5,672	2,229	817	3	1	67,554
Foreign corporate	25,046	33,711	2,920	697	24	—	62,398
U.S. government and agency	39,575	428	—	—	—	—	40,003
RMBS	28,255	586	136	35	4	33	29,049
ABS	12,292	1,047	344	26	2	1	13,712
Municipals	11,756	467	32	—	—	—	12,255
CMBS	9,872	84	50	—	—	—	10,006
Total fixed maturity securities AFS	$223,594	$78,943	$11,490	$4,176	$451	$35	$318,689
Percentage of total	70.2%	24.8%	3.6%	1.3%	0.1%	—%	100.0%

December 31, 2018
U.S. corporate	$34,363	$35,081	$5,850	$3,102	$544	$8	$78,948
Foreign government	54,149	5,140	2,389	604	5	1	62,288
Foreign corporate	22,602	30,849	2,534	669	49	—	56,703
U.S. government and agency	38,915	407	—	—	—	—	39,322
RMBS	27,370	350	138	94	3	6	27,961
ABS	11,467	772	204	26	3	—	12,472
Municipals	11,056	439	38	—	—	—	11,533
CMBS	8,884	103	5	3	43	—	9,038
Total fixed maturity securities AFS	$208,806	$73,141	$11,158	$4,498	$647	$15	$298,265
Percentage of total	70.0%	24.5%	3.7%	1.6%	0.2%	—%	100.0%

U.S. and Foreign Corporate Fixed Maturity Securities AFS
We maintain a diversified portfolio of corporate fixed maturity securities AFS across industries and issuers. This portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top 10 holdings comprised 1% of total investments at both June 30, 2019 and December 31, 2018. The tables below present our U.S. and foreign corporate securities holdings by industry at:

	June 30, 2019		December 31, 2018
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$44,006	30.1%	$40,556	29.9%
Finance	33,080	22.7	30,546	22.5
Consumer	32,083	22.0	30,140	22.2
Utility	24,010	16.4	22,206	16.4
Communications	10,989	7.5	10,406	7.7
Other	1,942	1.3	1,797	1.3
Total	$146,110	100.0%	$135,651	100.0%
Structured Securities
We held $52.8 billion and $49.5 billion of Structured Securities, at estimated fair value, at June 30, 2019 and December 31, 2018, respectively, as presented in the RMBS, ABS and CMBS sections below.
RMBS
Our RMBS portfolio is diversified by security type and risk profile. The following table presents our RMBS portfolio by security type, risk profile and ratings profile at:

	June 30, 2019			December 31, 2018
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By security type:
Collateralized mortgage obligations	$16,183	55.7%	$1,229	$15,302	54.7%	$726
Pass-through mortgage-backed securities	12,866	44.3	185	12,659	45.3	(174)
Total RMBS	$29,049	100.0%	$1,414	$27,961	100.0%	$552
By risk profile:
Agency	$20,390	70.2%	$693	$19,834	70.9%	$5
Prime	1,164	4.0	69	1,123	4.0	47
Alt-A	3,261	11.2	348	3,361	12.0	277
Sub-prime	4,234	14.6	304	3,643	13.1	223
Total RMBS	$29,049	100.0%	$1,414	$27,961	100.0%	$552
Ratings profile:
Rated Aaa/AAA	$21,862	75.3%		$20,666	73.9%
Designated NAIC 1	$28,255	97.3%		$27,370	97.9%
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

Historically, we have managed our exposure to sub-prime RMBS holdings by focusing primarily on senior tranche securities, stress testing the portfolio with severe loss assumptions and closely monitoring the performance of the portfolio. Our sub-prime RMBS portfolio consists predominantly of securities that were purchased after 2012 at significant discounts to par value and discounts to the expected principal recovery value of these securities. The vast majority of these securities are investment grade under the NAIC designations (e.g., NAIC 1 and NAIC 2). At June 30, 2019 and December 31, 2018, the estimated fair value of our sub-prime RMBS holdings purchased since 2012 was $4.0 billion and $3.4 billion and unrealized gains (losses) were $277 million and $201 million, respectively.
ABS
Our ABS portfolio is diversified by collateral type and issuer. The following table presents our ABS portfolio by collateral type and ratings profile at:

	June 30, 2019			December 31, 2018
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By collateral type:
Collateralized obligations (1)	$7,377	53.8%	$(46)	$6,724	53.9%	$(112)
Student loans	1,497	10.9	11	1,256	10.1	13
Foreign residential loans	1,054	7.7	18	1,066	8.5	11
Automobile loans	965	7.0	8	895	7.2	1
Credit card loans	603	4.4	3	668	5.3	—
Consumer loans	708	5.2	13	580	4.7	4
Other loans	1,508	11.0	18	1,283	10.3	3
Total	$13,712	100.0%	$25	$12,472	100.0%	$(80)
Ratings profile:
Rated Aaa/AAA	$7,769	56.7%		$7,142	57.3%
Designated NAIC 1	$12,292	89.6%		$11,467	91.9%
(1) Includes collateralized loan obligations and collateralized debt obligations.

CMBS
Our CMBS portfolio is comprised primarily of securities collateralized by multiple properties and our portfolio is diversified by property type, borrower, geography and vintage year. The following tables present our CMBS portfolio by NRSRO rating and vintage year at:

	June 30, 2019
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003-2012	$432	$458	$343	$348	$126	$129	$7	$7	$—	$—	$908	$942
2013	713	753	645	676	280	286	—	—	55	41	1,693	1,756
2014	380	396	487	503	128	132	—	—	—	—	995	1,031
2015	439	457	89	93	34	36	—	—	—	—	562	586
2016	311	323	73	75	35	36	—	—	—	—	419	434
2017	825	847	639	657	183	185	40	40	—	—	1,687	1,729
2018	1,647	1,745	695	732	284	300	22	23	—	—	2,648	2,800
2019	438	447	75	75	201	206	—	—	—	—	714	728
Total	$5,185	$5,426	$3,046	$3,159	$1,271	$1,310	$69	$70	$55	$41	$9,626	$10,006
Ratings Distribution		54.2%		31.6%		13.1%		0.7%		0.4%		100.0%

	December 31, 2018
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003 - 2012	$488	$508	$266	$264	$229	$227	$7	$6	$—	$—	$990	$1,005
2013	723	746	644	655	279	277	—	—	59	43	1,705	1,721
2014	381	379	488	485	128	127	—	—	—	—	997	991
2015	523	514	81	80	34	34	—	—	—	—	638	628
2016	345	339	84	80	46	46	—	—	—	—	475	465
2017	862	851	666	654	234	228	39	39	—	—	1,801	1,772
2018	1,434	1,445	690	695	292	293	23	23	—	—	2,439	2,456
Total	$4,756	$4,782	$2,919	$2,913	$1,242	$1,232	$69	$68	$59	$43	$9,045	$9,038
Ratings Distribution		52.9%		32.2%		13.6%		0.8%		0.5%		100.0%
The tables above reflect NRSRO ratings including Moody’s Investors Service, S&P, Fitch Ratings and Morningstar, Inc. CMBS designated NAIC 1 were 98.7% and 98.3% of total CMBS at June 30, 2019 and December 31, 2018, respectively.
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
Overview of Fixed Maturity Security AFS OTTI Losses Recognized in Earnings
Total impairments and credit-related impairments of fixed maturity securities AFS were $0 and $10 million for the three months and six months ended June 30, 2019, respectively, and less than $1 million for both the three months and six months ended June 30, 2018.

Overall OTTI losses recognized in earnings on fixed maturity securities AFS were $0 and $10 million for the three months and six months ended June 30, 2019, respectively, as compared to less than $1 million for both the three months and six months ended June 30, 2018. The most significant increase in OTTI losses was in U.S. corporate securities, which comprised $8 million for the six months ended June 30, 2019, concentrated in industrial securities.
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
Contractholder-Directed Equity Securities and Fair Value Option Securities
The estimated fair value of these investments, which are primarily comprised of Unit-linked investments, was $13.0 billion and $12.6 billion, or 2.7% and 2.8% of cash and invested assets, at June 30, 2019 and December 31, 2018, respectively. See Notes 6 and 8 of the Notes to the Interim Condensed Consolidated Financial Statements for a description of this portfolio, its fair value hierarchy and a rollforward of the fair value measurements for these investments measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
Securities Lending and Repurchase Agreements
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. In addition, we participate in short-term repurchase agreement transactions with unaffiliated financial institutions.
See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Securities Lending,” “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Repurchase Agreements” and Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding our securities lending program and our repurchase agreement transactions.
FHLB of Boston Advance Agreements
A subsidiary of the Company has entered into short-term advance agreements with the Federal Home Loan Bank of Boston (“FHLB of Boston”).
See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding our FHLB of Boston advance agreement transactions.
Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Mortgage loans carried at amortized cost and the related valuation allowances are summarized as follows at:

	June 30, 2019				December 31, 2018
	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment
	(Dollars in millions)
Commercial	$49,570	63.5%	$246	0.5%	$48,463	63.9%	$238	0.5%
Agricultural	15,334	19.6	48	0.3%	14,905	19.7	46	0.3%
Residential	13,188	16.9	63	0.5%	12,427	16.4	58	0.5%
Total	$78,092	100.0%	$357	0.5%	$75,795	100.0%	$342	0.5%
The carrying value of all mortgage loans, net of valuation allowance, was 16.3% and 16.8% of cash and invested assets at June 30, 2019 and December 31, 2018, respectively.

We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loan portfolios, 84% are collateralized by properties located in the United States, with the remaining 16% collateralized by properties located outside the United States, which included 5% of properties located in the U.K., at June 30, 2019. The carrying values of our commercial and agricultural mortgage loans located in California, New York and Texas were 18%, 11% and 7%, respectively, of total commercial and agricultural mortgage loans at June 30, 2019. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loan portfolio in a similar manner to reduce risk of concentration, with 91% collateralized by properties located in the United States and the remaining 9% collateralized by properties located outside the United States at June 30, 2019. The carrying values of our residential mortgage loans located in California, Florida, and New York were 32%, 9%, and 6%, respectively, of total residential mortgage loans at June 30, 2019.
Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The tables below present the diversification across geographic regions and property types of commercial mortgage loans at:

	June 30, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Pacific	$10,511	21.2%	$10,884	22.5%
Non-U.S.	9,463	19.1	9,281	19.1
Middle Atlantic	7,952	16.0	7,911	16.3
South Atlantic	6,459	13.0	6,347	13.1
West South Central	4,386	8.9	3,951	8.1
East North Central	3,245	6.6	2,840	5.9
New England	1,628	3.3	1,481	3.1
Mountain	1,729	3.5	1,387	2.9
West North Central	593	1.2	594	1.2
East South Central	563	1.1	564	1.2
Multi-Region and Other	3,041	6.1	3,223	6.6
Total recorded investment	49,570	100.0%	48,463	100.0%
Less: valuation allowances	246		238
Carrying value, net of valuation allowances	$49,324		$48,225
Property Type
Office	$23,755	47.9%	$23,995	49.5%
Retail	9,577	19.3	9,089	18.7
Apartment	6,960	14.1	7,018	14.5
Industrial	3,748	7.6	3,719	7.7
Hotel	3,688	7.4	3,479	7.2
Other	1,842	3.7	1,163	2.4
Total recorded investment	49,570	100.0%	48,463	100.0%
Less: valuation allowances	246		238
Carrying value, net of valuation allowances	$49,324		$48,225
Mortgage Loan Credit Quality - Monitoring Process. We monitor our mortgage loan investments on an ongoing basis, including a review of loans that are current, past due, restructured and under foreclosure. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for mortgage loans by credit quality indicator, past due and nonaccrual mortgage loans, impaired mortgage loans, and carrying value of foreclosed mortgage loans.

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
Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 55% at both June 30, 2019 and December 31, 2018 and our average debt service coverage ratio was 2.4x and 2.5x for June 30, 2019 and December 31, 2018, respectively. The debt service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually, on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 46% at both June 30, 2019 and December 31, 2018. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
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
See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how valuation allowances are established and monitored, and activity in and balances of the valuation allowance, as of and for the six months ended June 30, 2019 and 2018.
Real Estate and Real Estate Joint Ventures
Real estate and real estate joint ventures is comprised of wholly-owned real estate and joint ventures with interests in single property income-producing real estate and, to a lesser extent, joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the operation of income-producing properties, as well as a runoff portfolio. We diversify our real estate investments by both geographic region and property type to reduce risk of concentration. The carrying value of real estate and real estate joint ventures was $10.3 billion and $9.7 billion, or 2.2% and 2.1% of cash and invested assets, at June 30, 2019 and December 31, 2018, respectively. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for a summary of real estate investments and income earned, as well as for the portion of our real estate investments leased under operating leases, a summary of the leased real estate investments, by property type, and the related operating lease income earned.

Other Limited Partnership Interests
Other limited partnership interests are comprised of investments in private funds, including private equity funds and hedge funds. At June 30, 2019 and December 31, 2018, the carrying value of other limited partnership interests was $7.1 billion and $6.6 billion, which included $578 million and $634 million of hedge funds, respectively. Other limited partnership interests were 1.5% of cash and invested assets at both June 30, 2019 and December 31, 2018. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds.
Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	June 30, 2019		December 31, 2018
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Freestanding derivatives with positive estimated fair values	$10,631	53.1%	$8,969	49.3%
Tax credit and renewable energy partnerships	2,274	11.3	2,457	13.5
Direct financing leases	1,317	6.6	1,192	6.5
Annuities funding structured settlement claims	1,278	6.4	1,279	7.0
Leveraged leases	1,123	5.6	1,108	6.1
Operating joint ventures	841	4.2	796	4.4
FHLB common stock	800	4.0	793	4.4
Funds withheld	461	2.3	416	2.3
Other	1,311	6.5	1,180	6.5
Total	$20,036	100.0%	$18,190	100.0%
Percentage of cash and invested assets	4.2%		4.0%
For the three months and six months ended June 30, 2019, tax credit partnership impairment losses were $14 million and $92 million, respectively, and renewable energy partnership disposal gains were $46 million for the six months ended June 30, 2019.
Renewable energy partnership disposal losses were $83 million for both the three months and six months ended June 30, 2018 and leveraged lease impairment losses were $105 million for the six months ended June 30, 2018.
See Notes 1 and 8 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report for information regarding the components of other invested assets. See Notes 7 and 8 of the Notes to the Interim Condensed Consolidated Financial Statements for further information about freestanding derivatives with positive estimated fair values and lease investments.

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

•
Information about the primary underlying risk exposure, gross notional amount, and estimated fair value of our derivatives by type of hedge designation, excluding embedded derivatives held at June 30, 2019 and December 31, 2018.

•
The statement of operations effects of derivatives in net investments in foreign operations, cash flow, fair value, or nonqualifying hedge relationships for the three months and six months ended June 30, 2019 and 2018.

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
Derivatives categorized as Level 3 at June 30, 2019 include: interest rate forwards with maturities which extend beyond the observable portion of the yield curve; interest rate total return swaps with unobservable repurchase rates; foreign currency swaps and forwards with certain unobservable inputs, including the unobservable portion of the yield curve; credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; and equity index options with unobservable correlation inputs. At June 30, 2019, less than 1% of the estimated fair value of our derivatives was priced through independent broker quotations.
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

The gain (loss) on Level 3 derivatives, percentage of gain (loss) attributable to observable and unobservable inputs, and the primary drivers of observable gain (loss) are summarized as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Gain (loss) recognized in net income (loss)	$75 million	$125 million
Approximate percentage of gain (loss) attributable to observable inputs	72%	50%
Primary drivers of observable gain (loss)	Decreases in interest rates on interest rate total return swaps, partially offset by increases in certain equity index levels on equity derivatives.	Decreases in interest rates on interest rate total return swaps, partially offset by increases in certain equity index levels on equity derivatives.
Approximate percentage of gain (loss) attributable to unobservable inputs	28%	50%
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
Credit Derivatives
The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	June 30, 2019		December 31, 2018
Credit Default Swaps	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Purchased	$2,483	$(57)	$1,903	$(14)
Written	12,340	256	11,391	82
Total	$14,823	$199	$13,294	$68
The following table presents the gross gains, gross losses and net gains (losses) recognized in net derivative gains (losses) for credit default swaps as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
	2019			2018			2019			2018
Credit Default Swaps	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)
	(In millions)						(In millions)
Purchased (1)	$—	$(5)	$(5)	$14	$—	$14	$3	$(23)	$(20)	$13	$(2)	$11
Written (1)	52	(2)	50	—	(35)	(35)	189	(3)	186	—	(79)	(79)
Total	$52	$(7)	$45	$14	$(35)	$(21)	$192	$(26)	$166	$13	$(81)	$(68)
__________________

(1)	Gains (losses) do not include earned income (expense) on credit default swaps.

The unfavorable change in net gains (losses) on purchased credit default swaps of $31 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was due to certain credit spreads on credit default swaps hedging certain bonds narrowing in the current period as compared to widening in the prior period. The favorable changes in net gains (losses) on written credit default swaps of $85 million and $265 million for the three months and six months ended June 30, 2019 compared to the three months and six months ended June 30, 2018, respectively, were due to certain credit spreads on certain credit default swaps used as replications narrowing in the current periods as compared to widening in the prior periods.
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
Securities lending: Periodically we receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged, and which is not reflected on our consolidated balance sheets. The amount of this non-cash collateral was $10 million and $78 million at estimated fair value at June 30, 2019 and December 31, 2018, respectively.
Third-party custodian administered repurchase programs: We loan certain of our fixed maturity securities AFS to unaffiliated financial institutions and, in exchange, non-cash collateral is put on deposit by the unaffiliated financial institutions on our behalf with third-party custodians. The estimated fair value of securities loaned in connection with these transactions was $63 million and $78 million at June 30, 2019 and December 31, 2018, respectively. Non-cash collateral on deposit with third-party custodians on our behalf was $66 million and $84 million, at estimated fair value, at June 30, 2019 and December 31, 2018, respectively, which cannot be sold or re-pledged, and which is not reflected on our consolidated balance sheets.

Derivatives: We enter into derivatives to manage various risks relating to our ongoing business operations. We receive non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which is not reflected on our consolidated balance sheets. The amount of this non-cash collateral was $3.2 billion and $1.3 billion, at estimated fair value, at June 30, 2019 and December 31, 2018, respectively. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” and Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
Lease Commitments
As lessee, we have entered into various lease and sublease agreements for office space and equipment. Our commitments under such lease agreements are included within the contractual obligations table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Contractual Obligations” in the 2018 Annual Report. See also Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as Note 20 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report.
Guarantees
See “Guarantees” in Note 16 of the Notes to the Interim Condensed Consolidated Financial Statements.
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
Other than the commitments disclosed in Note 16 of the Notes to the Interim Condensed Consolidated Financial Statements, there are no other material obligations or liabilities arising from the commitments to fund mortgage loans, partnerships, bank credit facilities, bridge loans, and private corporate bond investments.
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
Asia
Future policy benefits for this segment are held primarily for traditional life, endowment, annuity and accident & health contracts. They are also held for total return pass-through provisions included in certain universal life and savings products. They include certain liabilities for variable annuity and variable life guarantees of minimum death benefits, and longevity guarantees. Factors impacting these liabilities include sustained periods of yields lower than expected, lower than expected asset reinvestment rates, market volatility, actual lapses resulting in lower than expected income, and actual mortality or morbidity resulting in higher than expected benefit payments. We mitigate our risks by applying various ALM strategies and by the use of reinsurance.
Latin America
Future policy benefits for this segment are held primarily for immediate annuities in Chile, Argentina and Mexico and traditional life contracts mainly in Mexico, Brazil and Colombia. There are also liabilities held for total return pass-through provisions included in certain universal life and savings products in Mexico. There is limited interest rate crediting flexibility on the immediate annuity and traditional life liabilities. As a result, sustained periods of yields lower than expected could negatively impact earnings; however, we mitigate our risks by applying various ALM strategies. Other factors impacting these liabilities are actual mortality resulting in higher than expected benefit payments and actual lapses resulting in lower than expected income.
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Group Benefits:

	June 30, 2019
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$4,775	$4,653
Equal to or greater than 2% but less than 4%	$1,727	$1,690
Equal to or greater than 4%	$747	$717
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

The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for RIS:

	June 30, 2019
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$147	$—
Equal to or greater than 2% but less than 4%	$1,091	$91
Equal to or greater than 4%	$4,591	$4,589
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Asia:

	June 30, 2019
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Annuities
Greater than 0% but less than 2%	$28,099	$1,770
Equal to or greater than 2% but less than 4%	$1,153	$203
Equal to or greater than 4%	$1	$1
Life & Other
Greater than 0% but less than 2%	$11,077	$10,729
Equal to or greater than 2% but less than 4%	$26,142	$9,410
Equal to or greater than 4%	$278	$278
Latin America
Policyholder account balances in this segment are held largely for investment-type products and universal life products in Mexico and Chile, and deferred annuities in Brazil. Some of the deferred annuities in Brazil are Unit-linked investments that do not meet the GAAP definition of separate accounts. Liabilities for Unit-linked investments are impacted by changes in the fair value of the associated investments, as the return on assets is generally passed directly to the policyholder. Many of the other liabilities have minimum credited rate guarantees, which could adversely impact liabilities and earnings in a sustained low interest rate environment.
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for the MetLife Holdings segment:

	June 30, 2019
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$1,411	$1,300
Equal to or greater than 2% but less than 4%	$18,329	$15,676
Equal to or greater than 4%	$7,980	$5,431
Variable Annuity Guarantees
We issue, directly and through assumed business, certain variable annuity products with guaranteed minimum benefits that provide the policyholder a minimum return based on their initial deposit (i.e., the benefit base) less withdrawals. In some cases, the benefit base may be increased by additional deposits, bonus amounts, accruals or optional market value resets. See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report for additional information.
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

The table below presents the carrying value for guarantees at:

	Future Policy Benefits		Policyholder Account Balances
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
	(In millions)
Asia
GMDB	$3	$3	$—	$—
GMAB	—	—	36	34
GMWB	80	81	179	143
EMEA
GMDB	3	7	—	—
GMAB	—	—	15	24
GMWB	46	70	(82)	(82)
MetLife Holdings
GMDB	303	289	—	—
GMIB	774	743	102	106
GMAB	—	—	1	5
GMWB	131	129	513	563
Total	$1,340	$1,322	$764	$793
The carrying amounts for guarantees included in policyholder account balances above include nonperformance risk adjustments of $188 million and $263 million at June 30, 2019 and December 31, 2018, respectively. These nonperformance risk adjustments represent the impact of including a credit spread when discounting the underlying risk-neutral cash flows to determine the estimated fair values. The nonperformance risk adjustment does not have an economic impact on us as it cannot be monetized given the nature of these policyholder liabilities. The change in valuation arising from the nonperformance risk adjustment is not hedged.
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

GMDBs
We offer a range of GMDBs to our contractholders. The table below presents GMDBs, by benefit type, at June 30, 2019:

	Total Account Value (1)
	Asia & EMEA	MetLife Holdings
	(In millions)
Return of premium or five to seven year step-up	$7,990	$48,164
Annual step-up	—	3,224
Roll-up and step-up combination	—	5,821
Total	$7,990	$57,209
__________________

(1)
Total account value excludes $244 million for contracts with no GMDBs. The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed for GMDBs and for living benefit guarantees are not mutually exclusive.

Based on total account value, less than 19% of our GMDBs included enhanced death benefits such as the annual step-up or roll-up and step-up combination products. We expect the above GMDB risk profile to be relatively consistent for the foreseeable future.
Living Benefit Guarantees
The table below presents our living benefit guarantees based on total account values at June 30, 2019:

	Total Account Value (1)
	Asia & EMEA	MetLife Holdings
	(In millions)
GMIB	$—	$21,826
GMWB - non-life contingent (2)	1,902	2,631
GMWB - life-contingent	3,810	9,579
GMAB	1,405	322
Total	$7,117	$34,358
__________________

(1)
Total account value excludes $23.7 billion for contracts with no living benefit guarantees. The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed for GMDBs and for living benefit guarantee amounts are not mutually exclusive.

(2)	The Asia and EMEA segments include the non-life contingent portion of the GMWB total account value of $1.2 billion with a guarantee at annuitization.
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

The table below presents our GMIB associated total account values, by their guaranteed payout basis, at June 30, 2019:

Total Account Value
(In millions)
7-year setback, 2.5% interest rate	$5,912
7-year setback, 1.5% interest rate	951
10-year setback, 1.5% interest rate	4,479
10-year mortality projection, 10-year setback, 1.0% interest rate	8,863
10-year mortality projection, 10-year setback, 0.5% interest rate	1,621
$21,826
The annuitization interest rates on GMIBs have been decreased from 2.5% to 0.5% over time, partially in response to the low interest rate environment, accompanied by an increase in the setback period from seven years to 10 years and the introduction of a 10-year mortality projection.
Additionally, 42% of the $21.8 billion of GMIB total account value has been invested in managed volatility funds as of June 30, 2019. These funds seek to manage volatility by adjusting the fund holdings within certain guidelines based on capital market movements. Such activity reduces the overall risk of the underlying funds while maintaining their growth opportunities. These risk mitigation techniques reduce or eliminate the need for us to manage the funds’ volatility through hedging or reinsurance.
Our GMIB products typically have a waiting period of 10 years to be eligible for annuitization. As of June 30, 2019, only 20% of our contracts with GMIBs were eligible for annuitization. The remaining contracts are not eligible for annuitization for an average of four years.
Once eligible for annuitization, contractholders would be expected to annuitize only if their contracts were in-the-money. We calculate in-the-moneyness with respect to GMIBs consistent with net amount at risk as discussed in Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements, by comparing the contractholders’ income benefits based on total account values and current annuity rates versus the guaranteed income benefits. The net amount at risk was $449 million at June 30, 2019, of which $375 million was related to GMIBs. For those contracts with GMIB, the table below presents details of contracts that are in-the-money and out-of-the-money at June 30, 2019:

	In-the- Moneyness	Total Account Value	% of Total
	(In millions)
In-the-money	30% +	$363	2%
	20% to 30%	238	1%
	10% to 20%	461	2%
	0% to 10%	910	4%
		1,972
Out-of-the-money	-10% to 0%	1,857	9%
	-20% to -10%	3,102	14%
	-20% +	14,895	68%
		19,854
Total GMIBs		$21,826

Derivatives Hedging Variable Annuity Guarantees
Our risk mitigating hedging strategy uses various over-the-counter and exchange traded derivatives. The table below presents the gross notional amount, estimated fair value and primary underlying risk exposure of the derivatives hedging our variable annuity guarantees:

	Instrument Type	June 30, 2019			December 31, 2018
Primary Underlying Risk Exposure		Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Interest rate	Interest rate swaps	$8,486	$67	$16	$8,209	$89	$3
	Interest rate futures	1,338	1	—	1,559	1	3
	Interest rate options	838	209	—	838	163	—
Foreign currency exchange rate	Foreign currency forwards	2,248	23	12	1,815	44	9
Equity market	Equity futures	3,593	2	22	2,730	11	77
	Equity index options	9,513	417	659	9,933	408	546
	Equity variance swaps	2,173	41	94	2,269	40	87
	Equity total return swaps	769	—	13	929	91	—
	Total	$28,958	$760	$816	$28,282	$847	$725
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

Short-term Liquidity
We maintain a substantial short-term liquidity position, which was $12.0 billion and $11.1 billion at June 30, 2019 and December 31, 2018, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed, including amounts received in connection with securities lending, repurchase agreements, derivatives, and secured borrowings, as well as amounts held in the closed block.
Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets, which was $218.3 billion and $202.7 billion at June 30, 2019 and December 31, 2018, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, repurchase agreements, derivatives, regulatory deposits, the collateral financing arrangement, funding agreements and secured borrowings, as well as amounts held in the closed block.
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
MetLife, Inc.’s Board of Directors (“Board of Directors”) and senior management are directly involved in the development and maintenance of our capital policy. The capital policy sets forth, among other things, minimum and target capital levels and the governance of the capital management process. All capital actions, including proposed changes to the annual capital plan, capital targets or capital policy, are reviewed by the Finance and Risk Committee of the Board of Directors prior to obtaining full Board of Directors approval. The Board of Directors approves the capital policy and the annual capital plan and authorizes capital actions, as required.
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

	Six Months Ended June 30,
	2019	2018
	(In millions)
Sources:
Operating activities, net	$4,459	$6,904
Net change in policyholder account balances	4,566	1,882
Net change in payables for collateral under securities loaned and other transactions	725	1,558
Cash received for other transactions with tenors greater than three months	—	75
Long-term debt issued	1,382	14
Financing element on certain derivative instruments and other derivative related transactions, net	—	12
Preferred stock issued, net of issuance costs	—	1,274
Other, net	—	85
Effect of change in foreign currency exchange rates on cash and cash equivalents	47	—
Total sources	11,179	11,804
Uses:
Investing activities, net	5,142	4,764
Cash paid for other transactions with tenors greater than three months	200	—
Long-term debt repaid	895	200
Collateral financing arrangement repaid	34	36
Financing element on certain derivative instruments and other derivative related transactions, net	14	—
Treasury stock acquired in connection with share repurchases	1,250	2,156
Dividends on preferred stock	89	52
Dividends on common stock	824	844
Other, net	117	—
Effect of change in foreign currency exchange rates on cash and cash equivalents	—	141
Total uses	8,565	8,193
Net increase (decrease) in cash and cash equivalents	$2,614	$3,611
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

Cash Flows from Financing
The principal cash inflows from our financing activities come from issuances of debt and other securities, deposits of funds associated with policyholder account balances and lending of securities. The principal cash outflows come from repayments of debt and the collateral financing arrangement, payments of dividends on and repurchases of MetLife, Inc.’s securities, withdrawals associated with policyholder account balances and the return of securities on loan. The primary liquidity concerns with respect to these cash flows are market disruption and the risk of early contractholder and policyholder withdrawal.
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
Preferred Stock
See Note 15 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report.
Common Stock
During the six months ended June 30, 2019 and 2018, MetLife, Inc. issued 4,263,189 and 2,106,094 new shares of its common stock, respectively, for $142 million and $80 million, respectively, to satisfy various stock option exercises and other stock-based awards.
Commercial Paper, Reported in Short-term Debt
MetLife, Inc. and MetLife Funding, Inc. (“MetLife Funding”), a subsidiary of Metropolitan Life Insurance Company (“MLIC”), each have a commercial paper program that is supported by our unsecured revolving credit facility (see “—Credit and Committed Facilities”). MetLife Funding raises cash from its commercial paper program and uses the proceeds to extend loans through MetLife Credit Corp., another subsidiary of MLIC, to affiliates in order to enhance the financial flexibility and liquidity of these companies.
Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances
Certain of our U.S. insurance subsidiaries are members of a regional Federal Home Loan Bank (“FHLB”). During the six months ended June 30, 2019 and 2018, we issued $14.9 billion and $11.9 billion, respectively, and repaid $14.9 billion and $12.1 billion, respectively, under funding agreements with certain regional FHLBs. At both June 30, 2019 and December 31, 2018, total obligations outstanding under these funding agreements were $15.1 billion. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report.
Federal Home Loan Bank Advance Agreements, Reported in Payables for Collateral Under Securities Loaned and Other Transactions
During the six months ended June 30, 2019 and 2018, we issued $1.5 billion and $1.5 billion, respectively, and repaid $1.5 billion and $1.0 billion, respectively, under advance agreements with a regional FHLB. At both June 30, 2019 and December 31, 2018, total obligations outstanding under these advance agreements were $800 million. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements.

Special Purpose Entity Funding Agreements, Reported in Policyholder Account Balances
We issue fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the six months ended June 30, 2019 and 2018, we issued $19.1 billion and $23.4 billion, respectively, and repaid $17.1 billion and $24.3 billion, respectively, under such funding agreements. At June 30, 2019 and December 31, 2018, total obligations outstanding under these funding agreements were $35.1 billion and $32.3 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report.
Federal Agricultural Mortgage Corporation Funding Agreements, Reported in Policyholder Account Balances
We have issued funding agreements to a subsidiary of the Federal Agricultural Mortgage Corporation (“Farmer Mac”), as well as to certain SPEs that have issued debt securities for which payment of interest and principal is secured by such funding agreements, and such debt securities are also guaranteed as to payment of interest and principal by Farmer Mac. The obligations under all such funding agreements are secured by a pledge of certain eligible agricultural mortgage loans. During the six months ended June 30, 2019 and 2018, we issued $575 million and $625 million, respectively, and repaid $575 million and $625 million, respectively, under such funding agreements. At both June 30, 2019 and December 31, 2018, total obligations outstanding under these funding agreements were $2.6 billion. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report.
Debt Issuances
In May 2019, MetLife, Inc. issued ¥151.7 billion ($1.4 billion at issuance) of senior notes for general corporate purposes and the repayment of indebtedness, which included the early redemption of certain senior notes. See “— Liquidity and Capital Uses — Debt Repurchases, Redemptions and Exchanges” and Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements.
Credit and Committed Facilities
At June 30, 2019, we maintained a $3.0 billion unsecured revolving credit facility and certain committed facilities aggregating $3.3 billion, of which MetLife, Inc. is a party and/or guarantor. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
The unsecured revolving credit facility is used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At June 30, 2019, we had outstanding $455 million in letters of credit and no drawdowns against this facility. Remaining availability was $2.5 billion at June 30, 2019.
The committed facilities are used as collateral for certain of our affiliated reinsurance liabilities. At June 30, 2019, we had outstanding $2.8 billion in letters of credit and no drawdowns against these facilities. Remaining availability was $471 million at June 30, 2019.
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

Outstanding Debt Under Global Funding Sources
The following table summarizes our outstanding debt, excluding long-term debt relating to CSEs, at:

	June 30, 2019	December 31, 2018
	(In millions)
Short-term debt (1)	$158	$268
Long-term debt (2)	$13,341	$12,824
Collateral financing arrangement	$1,026	$1,060
Junior subordinated debt securities	$3,149	$3,147
__________________

(1)
Includes $59 million and $168 million of debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at June 30, 2019 and December 31, 2018, respectively. Certain subsidiaries have pledged assets to secure this debt.

(2)
Includes $409 million and $422 million of debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at June 30, 2019 and December 31, 2018, respectively. Certain investment subsidiaries have pledged assets to secure this debt.

Debt and Facility Covenants
Certain of our debt instruments and committed facilities, as well as our unsecured revolving credit facility, contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all applicable financial covenants at June 30, 2019.
Dispositions
For information regarding the Company's definitive agreement to sell its two wholly-owned subsidiaries, MetLife Limited and Metropolitan Life Insurance Company of Hong Kong Limited, see Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.
Liquidity and Capital Uses
In addition to the general description of liquidity and capital uses in “— Summary of the Company’s Primary Sources and Uses of Liquidity and Capital,” the Company’s primary uses of liquidity and capital are set forth below.
Common Stock Repurchases
See Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements for information relating to authorizations by the Board of Directors to repurchase MetLife, Inc. common stock, amounts of common stock repurchased pursuant to such authorizations during the six months ended June 30, 2019 and 2018, and the amount remaining under such authorizations at June 30, 2019.
On July 31, 2019, MetLife, Inc. announced that its Board of Directors authorized an additional $2.0 billion of common stock repurchases. See Note 17 of the Notes to the Interim Condensed Consolidated Financial Statements.
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

Dividends
During the six months ended June 30, 2019 and 2018, MetLife, Inc. paid dividends on its preferred stock of $89 million and $52 million, respectively. During the six months ended June 30, 2019 and 2018, MetLife, Inc. paid $824 million and $844 million, respectively, of dividends on its common stock. See Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the calculation and timing of these dividend payments.
Dividends are paid quarterly on MetLife, Inc.’s Floating Rate Non-Cumulative Preferred Stock, Series A. Dividends are paid semi-annually on MetLife, Inc.’s 5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C, until June 15, 2020 and, thereafter, will be paid quarterly. Dividends are paid semi-annually on MetLife, Inc.’s 5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D, until March 15, 2028 and, thereafter, will be paid quarterly. Dividends are paid quarterly on MetLife, Inc.’s 5.625% Non-Cumulative Preferred Stock, Series E.
The declaration and payment of common stock dividends are subject to the discretion of our Board of Directors, and will depend on MetLife, Inc.’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries and other factors deemed relevant by the Board of Directors. See Note 15 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report for additional information. See also Note 17 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding a common stock dividend declared subsequent to June 30, 2019.
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
Debt Repayments
During the six months ended June 30, 2019 and 2018, following regulatory approval, MetLife Reinsurance Company of Charleston, a wholly-owned subsidiary of MetLife, Inc., repurchased and canceled $34 million and $36 million, respectively, in aggregate principal amount of its surplus notes, which were reported in collateral financing arrangement on the consolidated balance sheets.
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
In June 2019, MetLife, Inc. redeemed for cash and canceled its £400 million aggregate principal amount 5.250% senior notes due June 2020 and the remaining $368 million aggregate principal amount of its 4.750% senior notes due February 2021. See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements.
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

Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, property and casualty, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the MetLife Holdings segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. During the six months ended June 30, 2019 and 2018, general account surrenders and withdrawals from annuity products were $911 million and $847 million, respectively. In the RIS business within the U.S. segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the RIS business products that provide customers with limited rights to accelerate payments, at June 30, 2019 there were funding agreements totaling $120 million that could be put back to the Company.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At June 30, 2019 and December 31, 2018, we had received pledged cash collateral from counterparties of $5.2 billion and $5.0 billion, respectively. At June 30, 2019 and December 31, 2018, we had pledged cash collateral to counterparties of $293 million and $283 million, respectively. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information about collateral pledged to us, collateral we pledge and derivatives subject to credit contingent provisions.
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
Securities Lending
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $17.8 billion and $18.0 billion at June 30, 2019 and December 31, 2018, respectively. Of these amounts, $3.4 billion and $2.7 billion at June 30, 2019 and December 31, 2018, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day, requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at June 30, 2019 was $3.4 billion, all of which were U.S. government and agency securities which, if put to us, could be immediately sold to satisfy the cash requirement. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements.
Repurchase Agreements
We participate in short-term repurchase agreements whereby securities are loaned to unaffiliated financial institutions. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under these repurchase agreements, we were liable for cash collateral under our control of $1.6 billion and $1.1 billion at June 30, 2019 and December 31, 2018, respectively. The estimated fair value of the securities on loan at June 30, 2019 was $1.6 billion, which were primarily U.S. government and agency securities which, if put to us, could be immediately sold to satisfy the cash requirement. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements.

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
MetLife, Inc.’s ability to maintain regular access to competitively priced wholesale funds is fostered by its current credit ratings from the major credit rating agencies. We view our capital ratios, credit quality, stable and diverse earnings streams, diversity of liquidity sources and our liquidity monitoring procedures as critical to retaining such credit ratings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital — Rating Agencies” included in the 2018 Annual Report.
Liquidity
For a summary of MetLife, Inc.’s liquidity, see “— The Company — Liquidity.”
Capital
For a summary of MetLife, Inc.’s capital, see “— The Company — Capital.” See also “— The Company — Liquidity and Capital Uses — Common Stock Repurchases” for information regarding MetLife, Inc.’s common stock repurchases.
Liquid Assets
At June 30, 2019 and December 31, 2018, MetLife, Inc., collectively with other MetLife holding companies, had $4.2 billion and $3.0 billion, respectively, in liquid assets. Of these amounts, $3.3 billion and $2.4 billion were held by MetLife, Inc. and $889 million and $607 million were held by other MetLife holding companies at June 30, 2019 and December 31, 2018, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with derivatives and a collateral financing arrangement.

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
The table below sets forth the dividends permitted to be paid in 2019 by MetLife, Inc.’s primary U.S. insurance subsidiaries without insurance regulatory approval and the actual dividends paid during the six months ended June 30, 2019:

Company	Paid (1)	Permitted Without Approval (2)
	(In millions)
Metropolitan Life Insurance Company	$2,146	$3,065
American Life Insurance Company	$600	$—
Metropolitan Property and Casualty Insurance Company	$—	$171
Metropolitan Tower Life Insurance Company	$—	$154
__________________

(1)	Reflects all amounts paid, including those where regulatory approval was obtained as required.

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
Short-term Debt
MetLife, Inc. maintains a commercial paper program, the proceeds of which can be used to finance the general liquidity needs of MetLife, Inc. and its subsidiaries. MetLife, Inc. had no short-term debt outstanding at either June 30, 2019 or December 31, 2018.
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
Long-term Debt Outstanding
The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	June 30, 2019	December 31, 2018
	(In millions)
Long-term debt — unaffiliated	$12,370	$11,844
Long-term debt — affiliated (1)	$1,993	$1,957
Junior subordinated debt securities	$2,457	$2,456

(1)
In July 2019, a ¥53.3 billion 1.448% senior note issued to MLIC matured and was refinanced with a ¥37.3 billion 1.602% senior note due July 2023 and a ¥16.0 billion 1.637% senior note due July 2026 issued to MLIC.

Debt and Facility Covenants
Certain of MetLife, Inc.’s debt instruments and committed facilities, as well as its unsecured revolving credit facility, contain various administrative, reporting, legal and financial covenants. MetLife, Inc. believes it was in compliance with all applicable financial covenants at June 30, 2019.
Liquidity and Capital Uses
The primary uses of liquidity of MetLife, Inc. include debt service, cash dividends on common and preferred stock, capital contributions to subsidiaries, common stock, preferred stock and debt repurchases, payment of general operating expenses and acquisitions. Based on our analysis and comparison of our current and future cash inflows from the dividends we receive from subsidiaries that are permitted to be paid without prior insurance regulatory approval, our investment portfolio and other cash flows and anticipated access to the capital markets, we believe there will be sufficient liquidity and capital to enable MetLife, Inc. to make payments on debt, pay cash dividends on its common and preferred stock, contribute capital to its subsidiaries, repurchase certain of its common stock and other securities, pay all general operating expenses and meet its cash needs.
In addition to the description of liquidity and capital uses in “— The Company — Liquidity and Capital Uses,” MetLife, Inc.’s primary uses of liquidity and capital are set forth below.
Affiliated Capital and Debt Transactions
During the six months ended June 30, 2019 and 2018, MetLife, Inc. invested a net amount of $42 million and $713 million, respectively, in various subsidiaries.
MetLife, Inc. lends funds, as necessary, through credit agreements or otherwise to its subsidiaries and affiliates, some of which are regulated, to meet their capital requirements or to provide liquidity. MetLife, Inc. had loans to subsidiaries outstanding of $100 million at both June 30, 2019 and December 31, 2018.

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
See Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements.
Future Adoption of New Accounting Pronouncements
See Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements.
Non-GAAP and Other Financial Disclosures
In this report, the Company presents certain measures of its performance on a consolidated and segment basis that are not calculated in accordance with GAAP. We believe that these non-GAAP financial measures enhance the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of our business. Segment-specific financial measures are calculated using only the portion of consolidated results attributable to that specific segment.
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
Any of these financial measures shown on a constant currency basis reflect the impact of changes in foreign currency exchange rates and are calculated using the average foreign currency exchange rates for the most recent period and applied to the comparable prior period (“constant currency basis”).
Reconciliations of these non-GAAP financial measures to the most directly comparable historical GAAP financial measures are included in the results of operations, see “— Results of Operations.” Reconciliations of these non-GAAP measures to the most directly comparable GAAP measures are not accessible on a forward-looking basis because we believe it is not possible without unreasonable effort to provide other than a range of net investment gains and losses and net derivative gains and losses, which can fluctuate significantly within or outside the range and from period to period and may have a material impact on net income.
Our definitions of the various non-GAAP and other financial measures discussed in this report may differ from those used by other companies.
Adjusted earnings and related measures:

•	adjusted earnings;

•	adjusted earnings available to common shareholders; and

•	adjusted earnings available to common shareholders on a constant currency basis.
These measures are used by management to evaluate performance and allocate resources. Consistent with GAAP guidance for segment reporting, adjusted earnings and components of, or other financial measures based on, adjusted earnings are also our GAAP measures of segment performance. Adjusted earnings and other financial measures based on adjusted earnings are also the measures by which senior management’s and many other employees’ performance is evaluated for the purposes of determining their compensation under applicable compensation plans. Adjusted earnings and other financial measures based on adjusted earnings allow analysis of our performance relative to our business plan and facilitate comparisons to industry results.
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

•
Net investment income: (i) includes adjustments for earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment (“Investment hedge adjustments”), (ii) excludes post-tax adjusted earnings adjustments relating to insurance joint ventures accounted for under the equity method, (iii) excludes certain amounts related to contractholder-directed equity securities (“Unit-linked contract income”), (iv) excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP and (v) includes distributions of profits from certain other limited partnership interests that were previously accounted for under the cost method, but are now accounted for at estimated fair value, where the change in estimated fair value is recognized in net investment gains (losses) under GAAP; and

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
The tax impact of the adjustments mentioned above are calculated net of the U.S. or foreign statutory tax rate, which could differ from our effective tax rate. Additionally, the provision for income tax (expense) benefit also includes the impact related to the timing of certain tax credits, as well as certain tax reforms.

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

Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer (“CEO”) and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that these disclosure controls and procedures are effective.
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Purchases of MetLife, Inc. common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended June 30, 2019 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 — April 30, 2019	—	$—	—	$770,341,529
May 1 — May 31, 2019	10,038,637	$47.46	10,026,913	$294,439,277
June 1 — June 30, 2019	5,729,388	$47.84	5,729,388	$20,341,538
Total	15,768,025		15,756,301
__________________

(1)
Except for the foregoing, there were no shares of MetLife, Inc. common stock repurchased by MetLife, Inc. During the periods April 1 through April 30, 2019, May 1 through May 31, 2019 and June 1 through June 30, 2019, separate account index funds purchased 0 shares, 11,724 shares and 0 shares, respectively, of MetLife, Inc. common stock on the open market in non-discretionary transactions.

(2)
In November 2018, MetLife, Inc. announced that its Board of Directors authorized $2.0 billion of common stock repurchases. At June 30, 2019, MetLife, Inc. had $20 million of common stock repurchases remaining under this authorization. On July 31, 2019, MetLife, Inc. announced that its Board of Directors authorized an additional $2.0 billion of common stock repurchases. For more information on common stock repurchases, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Common Stock Repurchases.” See also “Risk Factors — Capital Risks — Legal and Regulatory Restrictions May Prevent Us from Paying Dividends and Repurchasing Our Stock at the Level We Wish” and Note 15 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report.

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

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

10.1	Separation Agreement and General Release, effective June 16, 2019, between MetLife, Inc. and MetLife Group, Inc. and Martin Lippert.*	8-K	001-15787	10.1	June 18, 2019

10.2	Description of Agreement between Kishore Ponnavolu and MetLife, Inc. dated April 23, 2019.*					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).					X
__________________

*Indicates management contracts or compensatory plans or arrangements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METLIFE, INC.

By:	/s/ Tamara L. Schock
Name: Tamara L. Schock Title: Executive Vice President and Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)
Date: August 5, 2019