Form 10-Q
period 2019-09-30
METLIFE INC
filed 2019-11-05
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-15787
 _____________________________________
MetLife, Inc.
(Exact name of registrant as specified in its charter)

Delaware			13-4075851
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

200 Park Avenue,	New York,	NY	10166-0188
(Address of principal executive offices)			(Zip Code)
(212) 578-9500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	MET	New York Stock Exchange
Floating Rate Non-Cumulative Preferred Stock, Series A, par value $0.01	MET PRA	New York Stock Exchange
Depositary Shares each representing a 1/1000th interest in a share of 5.625% Non-Cumulative Preferred Stock, Series E	MET PRE	New York Stock Exchange
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
At October 31, 2019, 919,631,257 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

		Page
Part I — Financial Information
Item 1.	Financial Statements (Unaudited) (at September 30, 2019 and December 31, 2018 and for the Three Months and Nine Months Ended September 30, 2019 and 2018)
	Interim Condensed Consolidated Balance Sheets	4
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	5
	Interim Condensed Consolidated Statements of Equity	6
	Interim Condensed Consolidated Statements of Cash Flows	7
	Notes to the Interim Condensed Consolidated Financial Statements:
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	8
	Note 2 — Segment Information	11
	Note 3 — Pending Disposition	19
	Note 4 — Insurance	19
	Note 5 — Closed Block	21
	Note 6 — Investments	24
	Note 7 — Derivatives	40
	Note 8 — Fair Value	56
	Note 9 — Leases	74
	Note 10 — Long-Term Debt	76
	Note 11 — Equity	76
	Note 12 — Other Revenues and Other Expenses	82
	Note 13 — Employee Benefit Plans	83
	Note 14 — Income Tax	83
	Note 15 — Earnings Per Common Share	84
	Note 16 — Contingencies, Commitments and Guarantees	84
	Note 17 — Subsequent Events	90
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	91
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	162
Item 4.	Controls and Procedures	163

Part II — Other Information
Item 1.	Legal Proceedings	164
Item 1A.	Risk Factors	164
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	164
Item 6.	Exhibits	165

Signatures		166

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

Part I — Financial Information
Item 1. Financial Statements
MetLife, Inc.
Interim Condensed Consolidated Balance Sheets
September 30, 2019 and December 31, 2018 (Unaudited)
(In millions, except share and per share data)

	September 30, 2019	December 31, 2018
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $293,130 and $286,816, respectively)	$326,049	$298,265
Equity securities, at estimated fair value	1,341	1,440
Contractholder-directed equity securities and fair value option securities, at estimated fair value (includes $3 and $4, respectively, relating to variable interest entities)	12,671	12,616
Mortgage loans (net of valuation allowances of $350 and $342, respectively; includes $218 and $299, respectively, under the fair value option)	78,959	75,752
Policy loans	9,671	9,699
Real estate and real estate joint ventures (includes $250 and $0, respectively, of real estate held-for-sale)	10,246	9,698
Other limited partnership interests	7,441	6,613
Short-term investments, principally at estimated fair value	3,536	3,937
Other invested assets (includes $2,352 and $2,300, respectively, of leveraged and direct financing leases and $258 and $141, respectively, relating to variable interest entities)	21,979	18,190
Total investments	471,893	436,210
Cash and cash equivalents, principally at estimated fair value (includes $15 and $52, respectively, relating to variable interest entities)	19,452	15,821
Accrued investment income	3,561	3,582
Premiums, reinsurance and other receivables (includes $5 and $3, respectively, relating to variable interest entities)	20,723	19,644
Deferred policy acquisition costs and value of business acquired	17,382	18,895
Goodwill	9,278	9,422
Other assets (includes $2 and $2, respectively, relating to variable interest entities)	10,166	8,408
Separate account assets	190,357	175,556
Total assets	$742,812	$687,538
Liabilities and Equity
Liabilities
Future policy benefits	$193,310	$186,780
Policyholder account balances	189,060	183,693
Other policy-related balances	16,960	16,529
Policyholder dividends payable	692	677
Policyholder dividend obligation	2,370	428
Payables for collateral under securities loaned and other transactions	28,443	24,794
Short-term debt	142	268
Long-term debt (includes $5 and $5, respectively, at estimated fair value, relating to variable interest entities)	13,443	12,829
Collateral financing arrangement	1,013	1,060
Junior subordinated debt securities	3,149	3,147
Current income tax payable	31	441
Deferred income tax liability	10,153	5,414
Other liabilities (includes $1 and $1, respectively, relating to variable interest entities)	25,070	22,964
Separate account liabilities	190,357	175,556
Total liabilities	674,193	634,580
Contingencies, Commitments and Guarantees (Note 16)
Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $3,405 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,176,847,734 and 1,171,824,242 shares issued, respectively; 919,601,779 and 958,613,542 shares outstanding, respectively	12	12
Additional paid-in capital	32,639	32,474
Retained earnings	32,948	28,926
Treasury stock, at cost; 257,245,955 and 213,210,700 shares, respectively	(12,428)	(10,393)
Accumulated other comprehensive income (loss)	15,197	1,722
Total MetLife, Inc.’s stockholders’ equity	68,368	52,741
Noncontrolling interests	251	217
Total equity	68,619	52,958
Total liabilities and equity	$742,812	$687,538

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Nine Months Ended September 30, 2019 and 2018 (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Premiums	$10,781	$10,242	$30,315	$34,573
Universal life and investment-type product policy fees	1,440	1,343	4,217	4,105
Net investment income	4,623	4,486	14,224	12,704
Other revenues	419	479	1,391	1,428
Net investment gains (losses)	161	117	237	(443)
Net derivative gains (losses)	1,254	(378)	2,093	(88)
Total revenues	18,678	16,289	52,477	52,279
Expenses
Policyholder benefits and claims	10,648	10,080	29,713	33,664
Interest credited to policyholder account balances	1,500	1,334	4,976	3,527
Policyholder dividends	296	327	898	933
Other expenses	3,443	3,469	10,058	10,319
Total expenses	15,887	15,210	45,645	48,443
Income (loss) before provision for income tax	2,791	1,079	6,832	3,836
Provision for income tax expense (benefit)	601	164	1,511	770
Net income (loss)	2,190	915	5,321	3,066
Less: Net income (loss) attributable to noncontrolling interests	6	3	15	10
Net income (loss) attributable to MetLife, Inc.	2,184	912	5,306	3,056
Less: Preferred stock dividends	32	32	121	84
Net income (loss) available to MetLife, Inc.’s common shareholders	$2,152	$880	$5,185	$2,972
Comprehensive income (loss)	$5,759	$(940)	$18,780	$(4,273)
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	9	2	20	10
Comprehensive income (loss) attributable to MetLife, Inc.	$5,750	$(942)	$18,760	$(4,283)

Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$2.31	$0.89	$5.49	$2.93
Diluted	$2.30	$0.88	$5.45	$2.91
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Equity
For the Nine Months Ended September 30, 2019 and 2018 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$—	$12	$32,474	$28,926	$(10,393)	$1,722	$52,741	$217	$52,958
Cumulative effects of changes in accounting principles, net of income tax (Note 1)				74		21	95		95
Balance at January 1, 2019	—	12	32,474	29,000	(10,393)	1,743	52,836	217	53,053
Treasury stock acquired in connection with share repurchases					(1,250)		(1,250)		(1,250)
Stock-based compensation			128				128		128
Dividends on preferred stock				(89)			(89)		(89)
Dividends on common stock				(824)			(824)		(824)
Change in equity of noncontrolling interests							—	7	7
Net income (loss)				3,122			3,122	9	3,131
Other comprehensive income (loss), net of income tax						9,888	9,888	2	9,890
Balance at June 30, 2019	—	12	32,602	31,209	(11,643)	11,631	63,811	235	64,046
Treasury stock acquired in connection with share repurchases					(785)		(785)		(785)
Stock-based compensation			37				37		37
Dividends on preferred stock				(32)			(32)		(32)
Dividends on common stock				(413)			(413)		(413)
Change in equity of noncontrolling interests							—	7	7
Net income (loss)				2,184			2,184	6	2,190
Other comprehensive income (loss), net of income tax						3,566	3,566	3	3,569
Balance at September 30, 2019	$—	$12	$32,639	$32,948	$(12,428)	$15,197	$68,368	$251	$68,619

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$—	$12	$31,111	$26,527	$(6,401)	$7,427	$58,676	$194	$58,870
Cumulative effects of changes in accounting principles, net of income tax				(905)		912	7		7
Balance at January 1, 2018	—	12	31,111	25,622	(6,401)	8,339	58,683	194	58,877
Preferred stock issuance			1,274				1,274		1,274
Treasury stock acquired in connection with share repurchases					(2,156)		(2,156)		(2,156)
Stock-based compensation			69				69		69
Dividends on preferred stock				(52)			(52)		(52)
Dividends on common stock				(844)			(844)		(844)
Change in equity of noncontrolling interests							—	(3)	(3)
Net income (loss)				2,144			2,144	7	2,151
Other comprehensive income (loss), net of income tax						(5,485)	(5,485)	1	(5,484)
Balance at June 30, 2018	—	12	32,454	26,870	(8,557)	2,854	53,633	199	53,832
Preferred stock issuance			—				—		—
Treasury stock acquired in connection with share repurchases					(636)		(636)		(636)
Stock-based compensation			21				21		21
Dividends on preferred stock				(32)			(32)		(32)
Dividends on common stock				(419)			(419)		(419)
Change in equity of noncontrolling interests							—	(17)	(17)
Net income (loss)				912			912	3	915
Other comprehensive income (loss), net of income tax						(1,854)	(1,854)	(1)	(1,855)
Balance at September 30, 2018	$—	$12	$32,475	$27,331	$(9,193)	$1,000	$51,625	$184	$51,809
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2019 and 2018 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2019	2018
Net cash provided by (used in) operating activities	$8,605	$10,437
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	57,024	78,227
Equity securities	220	323
Mortgage loans	7,935	6,878
Real estate and real estate joint ventures	552	561
Other limited partnership interests	548	514
Purchases and originations of:
Fixed maturity securities available-for-sale	(62,803)	(84,014)
Equity securities	(89)	(118)
Mortgage loans	(11,417)	(10,624)
Real estate and real estate joint ventures	(1,097)	(912)
Other limited partnership interests	(1,166)	(1,047)
Cash received in connection with freestanding derivatives	2,977	3,130
Cash paid in connection with freestanding derivatives	(3,294)	(3,745)
Net change in policy loans	6	(62)
Net change in short-term investments	481	(301)
Net change in other invested assets	(241)	174
Other, net	(129)	24
Net cash provided by (used in) investing activities	(10,493)	(10,992)
Cash flows from financing activities
Policyholder account balances:
Deposits	69,645	72,037
Withdrawals	(64,655)	(67,869)
Payables for collateral under securities loaned and other transactions:
Net change in payables for collateral under securities loaned and other transactions	3,703	644
Cash received for other transactions with tenors greater than three months	125	75
Cash paid for other transactions with tenors greater than three months	(200)	—
Long-term debt issued	1,382	24
Long-term debt repaid	(901)	(1,311)
Collateral financing arrangement repaid	(47)	(48)
Financing element on certain derivative instruments and other derivative related transactions, net	18	(15)
Treasury stock acquired in connection with share repurchases	(2,035)	(2,792)
Preferred stock issued, net of issuance costs	—	1,274
Dividends on preferred stock	(121)	(84)
Dividends on common stock	(1,237)	(1,263)
Other, net	(100)	(141)
Net cash provided by (used in) financing activities	5,577	531
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(58)	(187)
Change in cash and cash equivalents	3,631	(211)
Cash and cash equivalents, beginning of period	15,821	12,701
Cash and cash equivalents, end of period	$19,452	$12,490

Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$647	$809
Income tax	$842	$695
Non-cash transactions:
Fixed maturity securities available-for-sale received in connection with pension risk transfer transactions	$410	$3,016
Brighthouse common stock exchange transaction:
Reduction of long-term debt	$—	$944
Reduction of fair value option securities	$—	$1,030
Reclassification of certain equity securities to other invested assets	$—	$791

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Future Adoption of New Accounting Pronouncements
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements. ASUs issued but not yet adopted as of September 30, 2019 that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements are summarized in the table below.

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
The Company is finalizing the development of the credit loss models for its financing receivables carried at amortized cost. The development of these credit loss models has resulted in data input validations, enhanced policies and controls and continued updates to information systems. The Company has begun testing these models and information systems and expects to complete testing in the fourth quarter of 2019. At September 30, 2019, the allowance for credit losses was approximately 0.50% of the amortized cost of financing receivables in scope. The Company estimates that if the new guidance was effective at September 30, 2019, the allowance for credit losses would have been less than 1.00% of the amortized cost of financing receivables in scope. The increase in the allowance for credit losses primarily relates to the Company’s residential mortgage loan portfolio.

The Company continues to evaluate the transition requirements for purchased credit impaired debt securities. Additionally, the Company is in the process of preparing the required disclosures.

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
The following additional adjustments are made to expenses, in the line items indicated, in calculating adjusted expenses:

•
Policyholder benefits and claims and policyholder dividends excludes: (i) amortization of basis adjustments associated with de-designated fair value hedges of future policy benefits, (ii) changes in the policyholder dividend obligation related to net investment gains (losses) and net derivative gains (losses), (iii) inflation-indexed benefit adjustments associated with contracts backed by inflation-indexed investments and amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and other pass-through adjustments, (iv) benefits and hedging costs related to GMIBs (“GMIB costs”) and (v) market value adjustments associated with surrenders or terminations of contracts (“Market value adjustments”);

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

•
Other expenses excludes: (i) noncontrolling interests, (ii) implementation of new insurance regulatory requirement costs and (iii) acquisition, integration and other costs. Other expenses includes TSA fees.

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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and nine months ended September 30, 2019 and 2018. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended September 30, 2019	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$6,903	$1,654	$703	$526	$925	$35	$10,746	$35	$10,781
Universal life and investment-type product policy fees	264	430	256	117	284	1	1,352	88	1,440
Net investment income	1,760	915	295	73	1,316	114	4,473	150	4,623
Other revenues	224	14	8	13	52	36	347	72	419
Net investment gains (losses)	—	—	—	—	—	—	—	161	161
Net derivative gains (losses)	—	—	—	—	—	—	—	1,254	1,254
Total revenues	9,151	3,013	1,262	729	2,577	186	16,918	1,760	18,678
Expenses
Policyholder benefits and claims and policyholder dividends	6,759	1,264	656	291	1,856	32	10,858	86	10,944
Interest credited to policyholder account balances	507	440	74	25	228	—	1,274	226	1,500
Capitalization of DAC	(131)	(498)	(102)	(128)	(9)	(3)	(871)	(11)	(882)
Amortization of DAC and VOBA	121	353	58	128	94	2	756	41	797
Amortization of negative VOBA	—	(2)	—	(2)	—	—	(4)	—	(4)
Interest expense on debt	3	—	—	—	2	218	223	—	223
Other expenses	1,004	955	356	341	223	320	3,199	110	3,309
Total expenses	8,263	2,512	1,042	655	2,394	569	15,435	452	15,887
Provision for income tax expense (benefit)	181	152	65	21	34	(192)	261	340	601
Adjusted earnings	$707	$349	$155	$53	$149	$(191)	1,222
Adjustments to:
Total revenues							1,760
Total expenses							(452)
Provision for income tax (expense) benefit							(340)
Net income (loss)							$2,190		$2,190

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended September 30, 2018	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$6,431	$1,689	$692	$514	$949	$(33)	$10,242	$—	$10,242
Universal life and investment-type product policy fees	252	428	229	105	286	—	1,300	43	1,343
Net investment income	1,787	830	339	73	1,375	58	4,462	24	4,486
Other revenues	206	12	7	15	70	86	396	83	479
Net investment gains (losses)	—	—	—	—	—	—	—	117	117
Net derivative gains (losses)	—	—	—	—	—	—	—	(378)	(378)
Total revenues	8,676	2,959	1,267	707	2,680	111	16,400	(111)	16,289
Expenses
Policyholder benefits and claims and policyholder dividends	6,219	1,354	670	281	1,766	(38)	10,252	155	10,407
Interest credited to policyholder account balances	457	381	102	24	238	—	1,202	132	1,334
Capitalization of DAC	(116)	(478)	(97)	(109)	(8)	(2)	(810)	—	(810)
Amortization of DAC and VOBA	128	366	5	110	13	2	624	108	732
Amortization of negative VOBA	—	(4)	(1)	(2)	—	—	(7)	—	(7)
Interest expense on debt	2	—	2	—	2	246	252	15	267
Other expenses	982	943	351	333	264	314	3,187	100	3,287
Total expenses	7,672	2,562	1,032	637	2,275	522	14,700	510	15,210
Provision for income tax expense (benefit)	209	131	65	15	78	(206)	292	(128)	164
Adjusted earnings	$795	$266	$170	$55	$327	$(205)	1,408
Adjustments to:
Total revenues							(111)
Total expenses							(510)
Provision for income tax (expense) benefit							128
Net income (loss)							$915		$915

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Nine Months Ended September 30, 2019	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$18,704	$4,984	$2,122	$1,619	$2,776	$75	$30,280	$35	$30,315
Universal life and investment-type product policy fees	808	1,255	820	325	844	2	4,054	163	4,217
Net investment income	5,274	2,739	951	220	3,941	183	13,308	916	14,224
Other revenues	668	43	31	40	184	212	1,178	213	1,391
Net investment gains (losses)	—	—	—	—	—	—	—	237	237
Net derivative gains (losses)	—	—	—	—	—	—	—	2,093	2,093
Total revenues	25,454	9,021	3,924	2,204	7,745	472	48,820	3,657	52,477
Expenses
Policyholder benefits and claims and policyholder dividends	18,233	3,862	2,043	867	5,207	70	30,282	329	30,611
Interest credited to policyholder account balances	1,512	1,267	254	72	681	—	3,786	1,190	4,976
Capitalization of DAC	(372)	(1,449)	(296)	(371)	(23)	(9)	(2,520)	(11)	(2,531)
Amortization of DAC and VOBA	352	972	215	327	237	5	2,108	2	2,110
Amortization of negative VOBA	—	(18)	—	(6)	—	—	(24)	—	(24)
Interest expense on debt	8	—	2	—	6	715	731	—	731
Other expenses	3,006	2,865	1,074	1,029	687	831	9,492	280	9,772
Total expenses	22,739	7,499	3,292	1,918	6,795	1,612	43,855	1,790	45,645
Provision for income tax expense (benefit)	552	458	184	70	185	(538)	911	600	1,511
Adjusted earnings	$2,163	$1,064	$448	$216	$765	$(602)	4,054
Adjustments to:
Total revenues							3,657
Total expenses							(1,790)
Provision for income tax (expense) benefit							(600)
Net income (loss)							$5,321		$5,321

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Nine Months Ended September 30, 2018	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$22,950	$5,091	$2,079	$1,611	$2,856	$(14)	$34,573	$—	$34,573
Universal life and investment-type product policy fees	772	1,221	786	324	901	—	4,004	101	4,105
Net investment income	5,168	2,464	942	221	4,056	157	13,008	(304)	12,704
Other revenues	613	40	24	51	205	246	1,179	249	1,428
Net investment gains (losses)	—	—	—	—	—	—	—	(443)	(443)
Net derivative gains (losses)	—	—	—	—	—	—	—	(88)	(88)
Total revenues	29,503	8,816	3,831	2,207	8,018	389	52,764	(485)	52,279
Expenses
Policyholder benefits and claims and policyholder dividends	22,590	3,934	1,976	861	5,022	(38)	34,345	252	34,597
Interest credited to policyholder account balances	1,303	1,094	295	75	709	—	3,476	51	3,527
Capitalization of DAC	(336)	(1,438)	(282)	(348)	(28)	(7)	(2,439)	(1)	(2,440)
Amortization of DAC and VOBA	357	993	136	324	214	5	2,029	103	2,132
Amortization of negative VOBA	—	(31)	(1)	(12)	—	—	(44)	(1)	(45)
Interest expense on debt	8	—	5	—	6	798	817	45	862
Other expenses	2,908	2,871	1,052	1,023	815	805	9,474	336	9,810
Total expenses	26,830	7,423	3,181	1,923	6,738	1,563	47,658	785	48,443
Provision for income tax expense (benefit)	554	437	195	62	248	(599)	897	(127)	770
Adjusted earnings	$2,119	$956	$455	$222	$1,032	$(575)	4,209
Adjustments to:
Total revenues							(485)
Total expenses							(785)
Provision for income tax (expense) benefit							127
Net income (loss)							$3,066		$3,066

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	September 30, 2019	December 31, 2018
	(In millions)
U.S.	$267,428	$248,174
Asia	160,798	146,278
Latin America	75,640	70,417
EMEA	26,418	27,829
MetLife Holdings	176,410	166,872
Corporate & Other	36,118	27,968
Total	$742,812	$687,538

Revenues derived from any customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the three months and nine months ended September 30, 2019. Revenues derived from one U.S. segment customer were $6.0 billion for the nine months ended September 30, 2018, which represented 15% of consolidated premiums, universal life and investment-type product policy fees and other revenues. The revenue was from a single premium received for a pension risk transfer. Revenues derived from any other customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the three months and nine months ended September 30, 2018.
3. Pending Disposition
In June 2019, the Company entered into a definitive agreement to sell its two wholly-owned subsidiaries, MetLife Limited and Metropolitan Life Insurance Company of Hong Kong Limited (collectively, “MetLife Hong Kong”). As a result of the agreement, a loss of $140 million, net of income tax, was recorded for the nine months ended September 30, 2019. This loss is comprised of an expected $100 million pre-tax loss, which is reflected in net investment gains (losses) and includes allocated goodwill of $75 million. Additionally, the $140 million loss includes a $40 million net tax charge, which was recorded in the provision for income tax expense (benefit) and includes previously deferred tax items and losses which are not recognized for tax purposes. At September 30, 2019, MetLife Hong Kong reported $2.9 billion of total assets in the Asia segment. MetLife Hong Kong’s results of operations are included in continuing operations. For the three months ended September 30, 2019, Hong Kong’s results of operations were no longer reported in the Asia segment adjusted earnings. See Note 2 for information on divested businesses. The transaction is expected to close in 2020 and is subject to regulatory approvals and satisfaction of other closing conditions.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Insurance (continued)

Information regarding the Company’s guarantee exposure, which includes direct and assumed business, but excludes offsets from hedging or ceded reinsurance, if any, was as follows at:

	September 30, 2019				December 31, 2018
	In the Event of Death		At Annuitization		In the Event of Death (8)		At Annuitization (8)
	(Dollars in millions)
Annuity Contracts:
Variable Annuity Guarantees:
Total account value (1), (2), (3)	$63,613		$23,703		$63,381		$23,174
Separate account value (1)	$40,373		$21,940		$38,888		$21,385
Net amount at risk (2)	$1,744	(4)	$658	(5)	$3,197	(4)	$511	(5)
Average attained age of contractholders	67 years		65 years		66 years		64 years
Other Annuity Guarantees:
Total account value (1), (3)	N/A		$5,616		N/A		$5,787
Net amount at risk	N/A		$402	(6)	N/A		$549	(6)
Average attained age of contractholders	N/A		51 years		N/A		50 years

	September 30, 2019		December 31, 2018
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees (8)	Paid-Up Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts:
Total account value (1), (3)	$11,512	$2,970	$11,205	$3,070
Net amount at risk (7)	$86,696	$14,743	$93,028	$15,539
Average attained age of policyholders	53 years	64 years	52 years	64 years
__________________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	Includes amounts, which are not reported on the interim condensed consolidated balance sheets, from assumed variable annuity guarantees from the Company’s former operating joint venture in Japan.

(3)	Includes the contractholder’s investments in the general account and separate account, if applicable.

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
Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Nine Months Ended September 30,
	2019	2018
	(In millions)
Balance, beginning of period	$17,788	$17,094
Less: Reinsurance recoverables	2,332	2,198
Net balance, beginning of period	15,456	14,896
Incurred related to:
Current period	20,236	18,386
Prior periods (1)	146	256
Total incurred	20,382	18,642
Paid related to:
Current period	(14,203)	(13,033)
Prior periods	(4,960)	(4,896)
Total paid	(19,163)	(17,929)
Net balance, end of period	16,675	15,609
Add: Reinsurance recoverables	2,392	2,189
Balance, end of period (included in future policy benefits and other policy-related balances)	$19,067	$17,798
__________________

(1)
For both the nine months ended September 30, 2019 and 2018, claims and claim adjustment expenses associated with prior periods increased due to events incurred in prior periods but reported in the current period.

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
Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	September 30, 2019	December 31, 2018
	(In millions)
Closed Block Liabilities
Future policy benefits	$39,477	$40,032
Other policy-related balances	438	317
Policyholder dividends payable	453	431
Policyholder dividend obligation	2,370	428
Deferred income tax liability	61	28
Other liabilities	116	328
Total closed block liabilities	42,915	41,564
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	26,365	25,354
Equity securities, at estimated fair value	63	61
Contractholder-directed equity securities and fair value option securities, at estimated fair value	50	43
Mortgage loans	6,910	6,778
Policy loans	4,493	4,527
Real estate and real estate joint ventures	540	544
Other invested assets	822	643
Total investments	39,243	37,950
Cash and cash equivalents	154	—
Accrued investment income	438	443
Premiums, reinsurance and other receivables	66	83
Current income tax recoverable	81	69
Total assets designated to the closed block	39,982	38,545
Excess of closed block liabilities over assets designated to the closed block	2,933	3,019
Amounts included in AOCI:
Unrealized investment gains (losses), net of income tax	2,596	1,089
Unrealized gains (losses) on derivatives, net of income tax	169	86
Allocated to policyholder dividend obligation, net of income tax	(1,872)	(338)
Total amounts included in AOCI	893	837
Maximum future earnings to be recognized from closed block assets and liabilities	$3,826	$3,856

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Closed Block (continued)

Information regarding the closed block policyholder dividend obligation was as follows:

	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
	(In millions)
Balance, beginning of period	$428	$2,121
Change in unrealized investment and derivative gains (losses)	1,942	(1,693)
Balance, end of period	$2,370	$428

Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Revenues
Premiums	$396	$405	$1,153	$1,202
Net investment income	428	443	1,303	1,318
Net investment gains (losses)	3	7	(2)	(46)
Net derivative gains (losses)	11	2	23	12
Total revenues	838	857	2,477	2,486
Expenses
Policyholder benefits and claims	564	641	1,666	1,808
Policyholder dividends	229	241	688	723
Other expenses	27	29	84	88
Total expenses	820	911	2,438	2,619
Revenues, net of expenses before provision for income tax expense (benefit)	18	(54)	39	(133)
Provision for income tax expense (benefit)	3	(12)	7	(29)
Revenues, net of expenses and provision for income tax expense (benefit)	$15	$(42)	$32	$(104)

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

	September 30, 2019					December 31, 2018
	Amortized Cost	Gross Unrealized			Estimated Fair Value	Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses (1)			Gains	Temporary Losses	OTTI Losses (1)
	(In millions)
U.S. corporate	$78,243	$9,194	$323	$—	$87,114	$77,761	$3,467	$2,280	$—	$78,948
Foreign government	58,318	9,663	434	—	67,547	56,353	6,406	471	—	62,288
Foreign corporate	58,699	5,523	1,122	—	63,100	56,290	2,438	2,025	—	56,703
U.S. government and agency	34,963	5,853	14	—	40,802	37,030	2,756	464	—	39,322
RMBS	27,889	1,728	63	(37)	29,591	27,409	920	394	(26)	27,961
ABS	14,319	111	85	—	14,345	12,552	74	153	1	12,472
Municipals	10,600	2,348	6	—	12,942	10,376	1,228	71	—	11,533
CMBS	10,099	544	35	—	10,608	9,045	115	122	—	9,038
Total fixed maturity securities AFS	$293,130	$34,964	$2,082	$(37)	$326,049	$286,816	$17,404	$5,980	$(25)	$298,265

__________________

(1)
Noncredit OTTI losses included in AOCI in an unrealized gain position are due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities AFS with an estimated fair value of $35 million and $15 million, and unrealized gains (losses) of $1 million and ($1) million at September 30, 2019 and December 31, 2018, respectively.
Maturities of Fixed Maturity Securities AFS
The amortized cost and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at September 30, 2019:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost	$17,217	$48,060	$58,619	$116,927	$52,307	$293,130
Estimated fair value	$17,280	$50,027	$63,869	$140,329	$54,544	$326,049

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

	September 30, 2019				December 31, 2018
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$3,320	$110	$2,361	$213	$32,430	$1,663	$5,826	$617
Foreign government	2,504	314	1,312	120	4,392	243	2,902	228
Foreign corporate	4,079	199	7,398	923	19,564	1,230	5,765	795
U.S. government and agency	1,860	11	149	3	6,813	58	8,937	406
RMBS	1,912	11	813	15	6,506	120	6,423	248
ABS	4,949	39	3,083	46	8,230	138	392	16
Municipals	205	3	31	3	1,380	46	349	25
CMBS	1,138	5	438	30	3,893	67	707	55
Total fixed maturity securities AFS	$19,967	$692	$15,585	$1,353	$83,208	$3,565	$31,301	$2,390
Total number of securities in an unrealized loss position	1,869		1,414		6,913		2,335

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
Current Period Evaluation
Based on the Company’s current evaluation of its securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at September 30, 2019. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), and changes in credit ratings, collateral valuation and foreign currency exchange rates. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities AFS decreased $3.9 billion for the nine months ended September 30, 2019 to $2.0 billion. The decrease in gross unrealized losses for the nine months ended September 30, 2019 was primarily attributable to decreases in interest rates, narrowing credit spreads and to a lesser extent, the impact of weakening foreign currencies on certain foreign currency denominated fixed maturity securities AFS.
At September 30, 2019, $176 million of the total $2.0 billion of gross unrealized losses were from 51 fixed maturity securities AFS with an unrealized loss position of 20% or more of amortized cost for six months or greater.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Investment Grade Fixed Maturity Securities AFS
Of the $176 million of gross unrealized losses on fixed maturity securities AFS with an unrealized loss of 20% or more of amortized cost for six months or greater, $101 million, or 57%, were related to gross unrealized losses on 17 investment grade fixed maturity securities AFS. Unrealized losses on investment grade fixed maturity securities AFS are principally related to widening credit spreads since purchase and, with respect to fixed-rate fixed maturity securities AFS, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities AFS
Of the $176 million of gross unrealized losses on fixed maturity securities AFS with an unrealized loss of 20% or more of amortized cost for six months or greater, $75 million, or 43%, were related to gross unrealized losses on 34 below investment grade fixed maturity securities AFS. Unrealized losses on below investment grade fixed maturity securities AFS are principally related to U.S. and foreign corporate securities (primarily industrial and financial institutions) and foreign government securities and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty. Management evaluates U.S. corporate and foreign corporate securities based on factors such as expected cash flows, financial condition and near-term and long-term prospects of the issuers. Management evaluates foreign government securities based on factors impacting the issuers such as expected cash flows and financial condition of the issuers and any country-specific economic conditions or public sector programs.
Equity Securities
Equity securities are summarized as follows at:

	September 30, 2019		December 31, 2018
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total

	(Dollars in millions)
Common stock	$938	69.9%	$1,037	72.0%
Non-redeemable preferred stock	403	30.1	403	28.0
Total equity securities	$1,341	100.0%	$1,440	100.0%

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2019		December 31, 2018
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$49,898	63.2%	$48,463	64.0%
Agricultural	15,752	19.9	14,905	19.7
Residential	13,441	17.0	12,427	16.4
Total recorded investment	79,091	100.1	75,795	100.1
Valuation allowances	(350)	(0.4)	(342)	(0.5)
Subtotal mortgage loans, net	78,741	99.7	75,453	99.6
Residential — FVO (1)	218	0.3	299	0.4
Total mortgage loans, net	$78,959	100.0%	$75,752	100.0%

__________________

(1)	Information on residential mortgage loans — FVO is presented in Note 8. The Company elects the FVO for certain residential mortgage loans that are managed on a total return basis.
The amount of net discounts, included within total recorded investment, primarily residential, was $887 million and $944 million at September 30, 2019 and December 31, 2018, respectively.
Purchases of mortgage loans, primarily residential, were $1.1 billion and $3.0 billion for the three months and nine months ended September 30, 2019, respectively, and $724 million and $1.7 billion for the three months and nine months ended September 30, 2018, respectively.
Mortgage Loans, Valuation Allowance and Impaired Loans by Portfolio Segment
Mortgage loans by portfolio segment, by method of evaluation of credit loss, impaired mortgage loans including those modified in a troubled debt restructuring, and the related valuation allowances, were as follows at:

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value
	(In millions)
September 30, 2019
Commercial	$—	$—	$—	$—	$—	$49,898	$245	$—
Agricultural	13	13	1	195	194	15,545	47	206
Residential	—	—	—	517	414	13,027	57	414
Total	$13	$13	$1	$712	$608	$78,470	$349	$620
December 31, 2018
Commercial	$—	$—	$—	$—	$—	$48,463	$238	$—
Agricultural	31	31	3	169	169	14,705	43	197
Residential	—	—	—	431	386	12,041	58	386
Total	$31	$31	$3	$600	$555	$75,209	$339	$583

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $0, $214 million and $409 million, respectively, for the three months ended September 30, 2019, and $0, $188 million and $401 million, respectively, for the nine months ended September 30, 2019.
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $0, $124 million and $370 million, respectively, for the three months ended September 30, 2018, and $0, $104 million and $350 million, respectively, for the nine months ended September 30, 2018.
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Nine Months Ended September 30,
	2019				2018
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$238	$46	$58	$342	$214	$41	$59	$314
Provision (release)	7	7	6	20	18	1	9	28
Charge-offs, net of recoveries	—	(5)	(7)	(12)	—	—	(6)	(6)
Balance, end of period	$245	$48	$57	$350	$232	$42	$62	$336

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios				% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(Dollars in millions)
September 30, 2019
Loan-to-value ratios:
Less than 65%	$41,317	$754	$512	$42,583	85.3%	$44,529	85.7%
65% to 75%	5,708	54	208	5,970	12.0	6,150	11.8
76% to 80%	368	17	265	650	1.3	634	1.2
Greater than 80%	461	234	—	695	1.4	671	1.3
Total	$47,854	$1,059	$985	$49,898	100.0%	$51,984	100.0%
December 31, 2018
Loan-to-value ratios:
Less than 65%	$40,360	$827	$101	$41,288	85.2%	$41,599	85.3%
65% to 75%	5,790	—	25	5,815	12.0	5,849	12.0
76% to 80%	423	209	56	688	1.4	664	1.4
Greater than 80%	496	176	—	672	1.4	635	1.3
Total	$47,069	$1,212	$182	$48,463	100.0%	$48,747	100.0%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	September 30, 2019		December 31, 2018
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$14,711	93.4%	$13,704	92.0%
65% to 75%	952	6.0	1,145	7.7
76% to 80%	78	0.5	33	0.2
Greater than 80%	11	0.1	23	0.1
Total	$15,752	100.0%	$14,905	100.0%

Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	September 30, 2019		December 31, 2018
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$13,007	96.8%	$11,956	96.2%
Nonperforming (1)	434	3.2	471	3.8
Total	$13,441	100.0%	$12,427	100.0%

__________________

(1)	Includes residential mortgage loans in process of foreclosure of $118 million and $140 million at September 30, 2019 and December 31, 2018, respectively.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both September 30, 2019 and December 31, 2018. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and nonaccrual mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
	(In millions)
Commercial	$—	$9	$—	$9	$176	$176
Agricultural	202	204	129	109	88	105
Residential	434	471	37	35	397	436
Total	$636	$684	$166	$153	$661	$717

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Real Estate and Real Estate Joint Ventures
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity method income from real estate joint ventures. Real estate investments, by income type, as well as income earned, are as follows at and for the periods indicated:

	September 30, 2019	December 31, 2018	Three Months Ended September 30,		Nine Months Ended September 30,
			2019	2018	2019	2018
	Carrying Value		Income
	(In millions)
Leased real estate investments	$4,516	$4,132	$103	$103	$285	$311
Other real estate investments	488	461	45	45	135	135
Real estate joint ventures	5,242	5,105	33	27	70	92
Total real estate and real estate joint ventures	$10,246	$9,698	$181	$175	$490	$538

The carrying value of real estate investments acquired through foreclosure was $43 million and $45 million at September 30, 2019 and December 31, 2018, respectively. Depreciation expense on real estate investments was $28 million and $76 million for the three months and nine months ended September 30, 2019, respectively, and $22 million and $69 million for the three months and nine months ended September 30, 2018, respectively. Real estate investments were net of accumulated depreciation of $1.0 billion and $931 million at September 30, 2019 and December 31, 2018, respectively.
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

	September 30, 2019	December 31, 2018	Three Months Ended September 30,		Nine Months Ended September 30,
			2019	2018	2019	2018
	Carrying Value		Income
	(In millions)
Leased real estate investments:
Office	$2,098	$1,999	$45	$42	$131	$131
Retail	1,151	1,006	32	21	81	72
Apartment	255	253	6	23	16	60
Industrial	304	223	11	10	33	29
Land	533	489	5	5	15	14
Hotel	94	94	2	1	5	1
Other	81	68	2	1	4	4
Total leased real estate investments	$4,516	$4,132	$103	$103	$285	$311

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Future contractual receipts under operating leases at September 30, 2019 are $77 million for the remainder of 2019, $246 million in 2020, $193 million in 2021, $163 million in 2022, $142 million in 2023, $992 million thereafter, and in total are $1.8 billion.
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
Investment in leveraged and direct financing leases consisted of the following at:

	September 30, 2019		December 31, 2018
	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases
	(In millions)
Lease receivables, net (1)	$700	$1,891	$715	$1,855
Estimated residual values	786	42	807	42
Subtotal	1,486	1,933	1,522	1,897
Unearned income	(378)	(689)	(414)	(705)
Investment in leases	$1,108	$1,244	$1,108	$1,192
__________________

(1)
Future contractual receipts under direct financing leases at September 30, 2019 are $30 million for the remainder of 2019, $104 million in 2020, $102 million in 2021, $124 million in 2022, $109 million in 2023, $1.4 billion thereafter, and in total $1.9 billion.

Lease receivables are generally due in periodic installments. The payment periods for leveraged leases generally range from one to 15 years but in certain circumstances can be over 25 years, while the payment periods for direct financing leases generally range from one to 25 years but in certain circumstances can be over 25 years. For lease receivables, the primary credit quality indicator is whether the lease receivable is performing or nonperforming, which is assessed monthly. The Company generally defines nonperforming lease receivables as those that are 90 days or more past due. At both September 30, 2019 and December 31, 2018, all leveraged lease receivables were performing and over 99% of direct financing lease receivables were performing.
The Company’s deferred income tax liability related to leveraged leases was $500 million and $519 million at September 30, 2019 and December 31, 2018, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

The components of income from investment in leveraged and direct financing leases, excluding net investment gains (losses), were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases
	(In millions)
Lease investment income	$12	$28	$12	$27	$36	$75	$35	$74
Less: Income tax expense	3	6	2	6	8	16	7	16
Lease investment income, net of income tax	$9	$22	$10	$21	$28	$59	$28	$58

Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $11.6 billion and $9.0 billion at September 30, 2019 and December 31, 2018, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities AFS and derivatives and the effect on DAC, VOBA, deferred sales inducements (“DSI”), future policy benefits and the policyholder dividend obligation, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	September 30, 2019	December 31, 2018
	(In millions)
Fixed maturity securities AFS	$32,849	$11,356
Fixed maturity securities AFS with noncredit OTTI losses included in AOCI	37	25
Total fixed maturity securities AFS	32,886	11,381
Derivatives	3,675	2,127
Other	312	290
Subtotal	36,873	13,798
Amounts allocated from:
Future policy benefits	(1,713)	31
DAC, VOBA and DSI	(3,012)	(1,231)
Policyholder dividend obligation	(2,370)	(428)
Subtotal	(7,095)	(1,628)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(5)	(3)
Deferred income tax benefit (expense)	(7,427)	(3,502)
Net unrealized investment gains (losses)	22,346	8,665
Net unrealized investment gains (losses) attributable to noncontrolling interests	(16)	(10)
Net unrealized investment gains (losses) attributable to MetLife, Inc.	$22,330	$8,655

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

The changes in net unrealized investment gains (losses) were as follows:

Nine Months Ended September 30, 2019
(In millions)
Balance, beginning of period	$8,655
Cumulative effects of changes in accounting principles, net of income tax (Note 1)	21
Fixed maturity securities AFS on which noncredit OTTI losses have been recognized	12
Unrealized investment gains (losses) during the period	23,037
Unrealized investment gains (losses) relating to:
Future policy benefits	(1,744)
DAC, VOBA and DSI	(1,781)
Policyholder dividend obligation	(1,942)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(2)
Deferred income tax benefit (expense)	(3,920)
Net unrealized investment gains (losses)	22,336
Net unrealized investment gains (losses) attributable to noncontrolling interests	(6)
Balance, end of period	$22,330
Change in net unrealized investment gains (losses)	$13,681
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	(6)
Change in net unrealized investment gains (losses) attributable to MetLife, Inc.	$13,675

Concentrations of Credit Risk
Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at estimated fair value at September 30, 2019 and December 31, 2018, were in fixed income securities of the Japanese government and its agencies of $33.6 billion and $30.2 billion, respectively, and in fixed income securities of the South Korean government and its agencies of $7.4 billion and $7.1 billion, respectively.
Securities Lending and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of the securities lending and repurchase agreements transactions is as follows:

	September 30, 2019				December 31, 2018
	Securities on Loan (1)				Securities on Loan (1)
	Amortized Cost	Estimated Fair Value	Cash Collateral Received from Counterparties (2), (3)	Reinvestment Portfolio at Estimated Fair Value	Amortized Cost	Estimated Fair Value	Cash Collateral Received from Counterparties (2), (3)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$15,994	$18,688	$19,001	$19,415	$16,969	$17,724	$18,005	$18,074
Repurchase agreements	$1,609	$1,881	$1,833	$1,868	$1,033	$1,093	$1,067	$1,069
__________________

(1)
Securities on loan in connection with securities lending are included within fixed maturities securities AFS, short-term investments and cash equivalents and securities on loan in connection with repurchase agreements are included within fixed maturities securities AFS, short-term investments and cash equivalents.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

(2)
In connection with securities lending, in addition to cash collateral received, the Company received from counterparties security collateral of $105 million and $78 million at September 30, 2019 and December 31, 2018, respectively, which may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated financial statements.

(3)
The securities lending liability for cash collateral is included within payables for collateral under securities loaned and other transactions, and the repurchase agreements liability for cash collateral is included within payables for collateral under securities loaned and other transactions and other liabilities.

Contractual Maturities
A summary of the remaining contractual maturities of securities lending agreements and repurchase agreements is as follows:

	September 30, 2019				December 31, 2018
	Remaining Maturities				Remaining Maturities
	Open (1)	1 Month or Less	Over 1 to 6 Months	Total	Open (1)	1 Month or Less	Over 1 to 6 Months	Total
	(In millions)
Cash collateral liability by loaned security type:
Securities lending:
U.S. government and agency	$3,968	$7,903	$6,046	$17,917	$2,736	$8,995	$5,220	$16,951
Foreign government	—	287	730	1,017	—	214	761	975
Agency RMBS	—	67	—	67	—	79	—	79
Total	$3,968	$8,257	$6,776	$19,001	$2,736	$9,288	$5,981	$18,005

Repurchase agreements:
U.S. government and agency	$—	$1,760	$—	$1,760	$—	$1,000	$—	$1,000
All other corporate and government	—	34	39	73	—	—	67	67
Total	$—	$1,794	$39	$1,833	$—	$1,000	$67	$1,067
__________________

(1)
The related loaned security could be returned to the Company on the next business day, which would require the Company to immediately return the cash collateral. The estimated fair value of the securities on loan related to this cash collateral at September 30, 2019 was $3.9 billion, all of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Federal Home Loan Bank of Boston Advance Agreements
At September 30, 2019, a subsidiary of the Company had pledged municipals and CMBS with an estimated fair value of $1.2 billion and $11 million, respectively, as collateral and received $800 million in cash advances under short-term advance agreements with the Federal Home Loan Bank (“FHLB”) of Boston. At December 31, 2018, a subsidiary of the Company had pledged municipals with an estimated fair value of $1.2 billion and received $800 million in cash advances. The liability to return the cash advances is included within payables for collateral under securities loaned and other transactions. The estimated fair value of the reinvestment portfolio acquired with the cash advances was $840 million and $799 million at September 30, 2019 and December 31, 2018, respectively, and consisted primarily of Structured Securities, U.S. and foreign corporate securities and U.S. government and agency securities. At both September 30, 2019 and December 31, 2018, the reinvestment portfolio also included a $33 million, at redemption value, required investment in FHLB of Boston common stock. The subsidiary is permitted to withdraw any portion of the pledged collateral over the minimum collateral requirement at any time, other than in the event of a default by the subsidiary.
The cash advance liability by loaned security type and remaining contractual maturities of the agreements was as follows at:

	September 30, 2019				December 31, 2018
	Remaining Maturities				Remaining Maturities
	1 Month or Less	Over 1 to 6 Months	6 Months to 1 Year	Total	1 Month or Less	Over 1 to 6 Months	6 Months to 1 Year	Total
(In millions)
Cash advance liability by loaned security type:
Municipals	$250	$475	$75	$800	$150	$650	$—	$800

Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value for all asset classes, except mortgage loans, which are presented at carrying value, at:

	September 30, 2019	December 31, 2018
	(In millions)
Invested assets on deposit (regulatory deposits)	$1,976	$1,788
Invested assets held in trust (collateral financing arrangement and reinsurance agreements)	3,017	2,971
Invested assets pledged as collateral (1)	24,442	24,168
Total invested assets on deposit, held in trust and pledged as collateral	$29,435	$28,927
__________________

(1)
The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements, secured debt, a collateral financing arrangement (see Notes 4, 12 and 13 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report) and derivative transactions (see Note 7).

See “— Securities Lending and Repurchase Agreements” for information regarding securities supporting securities lending and repurchase agreement transactions and Note 5 for information regarding investments designated to the closed block. In addition, the restricted investment in FHLB common stock was $800 million and $793 million, at redemption value, at September 30, 2019 and December 31, 2018, respectively.
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
The following table presents the total assets and total liabilities relating to investment-related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	September 30, 2019		December 31, 2018
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Renewable energy partnership (1)	$101	$—	$102	$—
Investment funds (2)	162	1	79	1
Other investments (1)	20	5	21	5
Total	$283	$6	$202	$6
__________________

(1)	Assets of the renewable energy partnership and other investments primarily consisted of other invested assets.

(2)	Assets of the investment funds primarily consisted of other invested assets at September 30, 2019 and cash and cash equivalents at December 31, 2018.
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	September 30, 2019		December 31, 2018
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured Securities (2)	$52,710	$52,710	$47,874	$47,874
U.S. and foreign corporate	1,568	1,568	932	932
Foreign government	136	136	—	—
Other limited partnership interests	6,357	11,498	5,641	9,888
Other invested assets	1,528	1,662	1,906	2,063
Other investments	428	430	296	300
Total	$62,727	$68,004	$56,649	$61,057
__________________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $12 million and $94 million at September 30, 2019 and December 31, 2018, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 16, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for both the nine months ended September 30, 2019 and 2018.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

The Company securitizes certain residential mortgage loans and acquires an interest in the related RMBS issued. While the Company has a variable interest in the issuer of the securities, it is not the primary beneficiary of the issuer of the securities since it does not have any rights to remove the servicer or veto rights over the servicer’s actions. The resulting gain (loss) from the securitization is included within net investment gains (losses). The estimated fair value of the related RMBS acquired in connection with the securitizations is included in the carrying amount and maximum exposure to loss for Structured Securities presented in the table above.
For the nine months ended September 30, 2019, the carrying value and the estimated fair value of mortgage loans securitized were $443 million and $467 million, respectively, resulting in a gain of $24 million. The estimated fair value of the RMBS acquired in connection with the securitizations was $136 million at September 30, 2019.
For both the three months and nine months ended September 30, 2018, the carrying value and the estimated fair value of mortgage loans securitized were $451 million and $478 million, respectively, resulting in a gain of $27 million. The estimated fair value of the RMBS acquired in connection with the securitizations was $102 million at September 30, 2018.
See Note 8 for information on how the estimated fair value of mortgage loans and RMBS is determined, the valuation approaches and key inputs, their placement in the fair value hierarchy, and for certain RMBS, quantitative information about the significant unobservable inputs and the sensitivity of their estimated fair value to changes in those inputs.
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Investment income:
Fixed maturity securities AFS	$2,924	$3,056	$8,887	$8,966
Equity securities	13	15	45	46
FVO Securities (1)	59	11	152	25
Mortgage loans	930	859	2,785	2,466
Policy loans	129	130	386	381
Real estate and real estate joint ventures	181	175	490	538
Other limited partnership interests	277	227	643	554
Cash, cash equivalents and short-term investments	117	112	358	279
Operating joint ventures	10	2	66	34
Other	95	83	244	283
Subtotal	4,735	4,670	14,056	13,572
Less: Investment expenses	362	333	1,079	950
Subtotal, net	4,373	4,337	12,977	12,622
Unit-linked investments (1)	250	149	1,247	82
Net investment income	$4,623	$4,486	$14,224	$12,704
__________________

(1)
Changes in estimated fair value subsequent to purchase for investments still held as of the end of the respective periods included in net investment income were principally from contractholder-directed equity securities supporting unit-linked variable annuity type liabilities (“Unit-linked investments”), and were $185 million and $850 million for the three months and nine months ended September 30, 2019, respectively, and $109 million and ($59) million for the three months and nine months ended September 30, 2018, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

The Company invests in real estate joint ventures, other limited partnership interests and tax credit and renewable energy partnerships, and also does business through certain operating joint ventures, the majority of which are accounted for under the equity method. Net investment income from other limited partnership interests and operating joint ventures, accounted for under the equity method, and real estate joint ventures and tax credit and renewable energy partnerships, primarily accounted for under the equity method, totaled $266 million and $596 million for the three months and nine months ended September 30, 2019, respectively, and $180 million and $482 million for the three months and nine months ended September 30, 2018, respectively.
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Total gains (losses) on fixed maturity securities AFS:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Consumer	$—	$(1)	$—	$(1)
Finance	(1)	(7)	(1)	(7)
Industrial	(8)	—	(16)	—
Total U.S. and foreign corporate securities	(9)	(8)	(17)	(8)
Foreign government	(11)	(9)	(11)	(9)
RMBS	—	—	(2)	—
OTTI losses on fixed maturity securities AFS recognized in earnings	(20)	(17)	(30)	(17)
Fixed maturity securities AFS — net gains (losses) on sales and disposals	102	123	226	(18)
Total gains (losses) on fixed maturity securities AFS	82	106	196	(35)
Total gains (losses) on equity securities:
Equity securities — net gains (losses) on sales and disposals	4	(58)	51	58
Change in estimated fair value of equity securities (1)	13	76	71	(37)
Total gains (losses) on equity securities	17	18	122	21
Mortgage loans	(16)	4	(17)	(32)
Real estate and real estate joint ventures	96	40	102	154
Other limited partnership interests	3	1	3	9
Other (2), (3)	(31)	12	(141)	(176)
Subtotal	151	181	265	(59)
Change in estimated fair value of other limited partnership interests and real estate joint ventures	(1)	12	(13)	6
Non-investment portfolio gains (losses) (4)	11	(76)	(15)	(390)
Subtotal	10	(64)	(28)	(384)
Total net investment gains (losses)	$161	$117	$237	$(443)

__________________

(1)
Changes in estimated fair value subsequent to purchase for equity securities still held as of the end of the period included in net investment gains (losses) were $27 million and $111 million for the three months and nine months ended September 30, 2019, respectively, and $15 million and $12 million for the three months and nine months ended September 30, 2018, respectively.

(2)	Other gains (losses) included tax credit partnership impairment losses of $92 million and a renewable energy partnership disposal gain of $46 million for the nine months ended September 30, 2019.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

(3)	Other gains (losses) included renewable energy partnership disposal losses of $83 million and leveraged lease impairment losses of $105 million for the nine months ended September 30, 2018.

(4)
Non-investment portfolio gains (losses) for the nine months ended September 30, 2018, included a loss of $327 million, which represents both the change in estimated fair value of Brighthouse Financial, Inc. common stock (“FVO Brighthouse Common Stock”) held by the Company through date of disposal and the loss on disposal in June 2018.

Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($30) million and $9 million for the three months and nine months ended September 30, 2019, respectively, and ($100) million and ($82) million for the three months and nine months ended September 30, 2018, respectively.
Sales or Disposals and Impairments of Fixed Maturity Securities AFS
Sales of securities are determined on a specific identification basis. Proceeds from sales or disposals and the components of net investment gains (losses) were as shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Proceeds	$9,510	$19,003	$39,230	$58,256
Gross investment gains	$165	$234	$632	$489
Gross investment losses	(63)	(111)	(406)	(507)
OTTI losses	(20)	(17)	(30)	(17)
Net investment gains (losses)	$82	$106	$196	$(35)

Credit Loss Rollforward of Fixed Maturity Securities AFS
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities AFS still held for which a portion of the OTTI loss was recognized in OCI:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Balance, beginning of period	$77	$111	$89	$138
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	(3)	(4)	(14)	(30)
Increase in cash flows — accretion of previous credit loss OTTI	—	—	(1)	(1)
Balance, end of period	$74	$107	$74	$107

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
Embedded Derivatives
The Company issues certain products, which include variable annuities, and investment contracts and is a party to certain reinsurance agreements that have embedded derivatives. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated. The embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative if:

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
In exchange-traded interest rate (Treasury and swap) futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by the different classes of interest rate securities, to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts and to pledge initial margin based on futures exchange requirements. The Company enters into exchange-traded futures with regulated futures commission merchants that are members of the exchange. Exchange-traded interest rate (Treasury and swap) futures are used primarily to hedge mismatches between the duration of assets in a portfolio and the duration of liabilities supported by those assets, to hedge against changes in value of securities the Company owns or anticipates acquiring, to hedge against changes in interest rates on anticipated liability issuances by replicating Treasury or swap curve performance, and to hedge minimum guarantees embedded in certain variable annuity products issued by the Company. The Company utilizes exchange-traded interest rate futures in nonqualifying hedging relationships.
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
To a lesser extent, the Company uses exchange-traded currency futures to hedge currency mismatches between assets and liabilities, and to hedge minimum guarantees embedded in certain variable annuity products issued by the Company. The Company utilizes exchange-traded currency futures in nonqualifying hedging relationships.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

Equity index options are used by the Company primarily to hedge minimum guarantees embedded in certain variable annuity products issued by the Company. To hedge against adverse changes in equity indices, the Company enters into contracts to sell the underlying equity index within a limited time at a contracted price. The contracts will be net settled in cash based on differentials in the indices at the time of exercise and the strike price. Certain of these contracts may also contain settlement provisions linked to interest rates. In certain instances, the Company may enter into a combination of transactions to hedge adverse changes in equity indices within a pre-determined range through the purchase and sale of options. The Company utilizes equity index options in nonqualifying hedging relationships.
Equity variance swaps are used by the Company primarily to hedge minimum guarantees embedded in certain variable annuity products issued by the Company. In an equity variance swap, the Company agrees with another party to exchange amounts in the future, based on changes in equity volatility over a defined period. The Company utilizes equity variance swaps in nonqualifying hedging relationships.
In exchange-traded equity futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by the different classes of equity securities, to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts and to pledge initial margin based on futures exchange requirements. The Company enters into exchange-traded futures with regulated futures commission merchants that are members of the exchange. Exchange-traded equity futures are used primarily to hedge minimum guarantees embedded in certain variable annuity products issued by the Company. The Company utilizes exchange-traded equity futures in nonqualifying hedging relationships.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		September 30, 2019			December 31, 2018
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$2,305	$2,847	$3	$2,446	$2,197	$2
Foreign currency swaps	Foreign currency exchange rate	1,155	72	—	1,233	54	—
Foreign currency forwards	Foreign currency exchange rate	2,396	13	16	2,140	28	18
Subtotal		5,856	2,932	19	5,819	2,279	20
Cash flow hedges:
Interest rate swaps	Interest rate	3,724	200	—	3,515	143	1
Interest rate forwards	Interest rate	6,983	242	16	3,022	—	216
Foreign currency swaps	Foreign currency exchange rate	35,668	2,449	1,666	35,931	1,796	1,831
Subtotal		46,375	2,891	1,682	42,468	1,939	2,048
NIFO hedges:
Foreign currency forwards	Foreign currency exchange rate	436	18	1	960	4	27
Currency options	Foreign currency exchange rate	3,950	27	90	5,137	3	202
Subtotal		4,386	45	91	6,097	7	229
Total qualifying hedges		56,617	5,868	1,792	54,384	4,225	2,297
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	56,457	3,160	194	54,891	1,796	175
Interest rate floors	Interest rate	12,701	212	—	12,701	102	—
Interest rate caps	Interest rate	55,638	14	6	54,575	154	1
Interest rate futures	Interest rate	1,967	4	1	2,353	1	3
Interest rate options	Interest rate	29,919	1,542	—	26,690	416	—
Interest rate forwards	Interest rate	235	15	—	234	1	15
Interest rate total return swaps	Interest rate	1,048	48	8	1,048	33	2
Synthetic GICs	Interest rate	28,098	—	—	25,700	—	—
Foreign currency swaps	Foreign currency exchange rate	13,235	920	498	11,388	884	458
Foreign currency forwards	Foreign currency exchange rate	13,213	111	296	13,417	198	213
Currency futures	Foreign currency exchange rate	891	—	3	847	4	—
Currency options	Foreign currency exchange rate	1,861	1	—	2,040	7	—
Credit default swaps — purchased	Credit	2,635	9	84	1,903	25	39
Credit default swaps — written	Credit	11,583	231	2	11,391	95	13
Equity futures	Equity market	4,128	7	16	2,992	13	77
Equity index options	Equity market	28,783	759	684	27,707	884	550
Equity variance swaps	Equity market	2,292	41	94	2,269	40	87
Equity total return swaps	Equity market	836	3	2	929	91	—
Total non-designated or nonqualifying derivatives		265,520	7,077	1,888	253,075	4,744	1,633
Total		$322,137	$12,945	$3,680	$307,459	$8,969	$3,930

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both September 30, 2019 and December 31, 2018. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Three Months Ended September 30, 2019
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(1)	$—	$—	$223	$1	$—	N/A
Hedged items	—	—	—	(237)	—	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	37	(6)	—	—	—	—	N/A
Hedged items	(30)	5	—	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	(16)	—	—	—	—	N/A
Subtotal	6	(17)	—	(14)	1	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$526
Amount of gains (losses) reclassified from AOCI into income	5	1	—	—	—	1	(7)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	132
Amount of gains (losses) reclassified from AOCI into income	—	(344)	—	—	—	—	344
Foreign currency transaction gains (losses) on hedged items	—	336	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	5	(7)	—	—	—	1	995
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	N/A	N/A	N/A	N/A	N/A	25
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	1
Subtotal	N/A	N/A	N/A	N/A	N/A	N/A	26
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	(2)	—	1,298	46	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	110	(3)	—	—	N/A
Credit derivatives — purchased (1)	—	—	(5)	—	—	—	N/A
Credit derivatives — written (1)	—	—	(4)	—	—	—	N/A
Equity derivatives (1)	—	—	(51)	(7)	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(7)	—	—	—	N/A
Subtotal	(2)	—	1,341	36	—	—	N/A
Earned income on derivatives	66	—	131	35	(42)	—	—
Embedded derivatives (2)	N/A	N/A	(218)	—	N/A	N/A	N/A
Total	$75	$(24)	$1,254	$57	$(41)	$1	$1,021

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

	Three Months Ended September 30, 2018
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$—	$—	$(107)	$—	$—	$—	N/A
Hedged items	—	—	108	—	—	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	—	—	(56)	—	—	—	N/A
Hedged items	—	—	48	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	—	(7)	—	—	—	N/A
Subtotal	—	—	(14)	—	—	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(177)
Amount of gains (losses) reclassified from AOCI into income	5	—	(2)	—	—	—	(3)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(118)
Amount of gains (losses) reclassified from AOCI into income	(1)	—	(6)	—	—	—	7
Foreign currency transaction gains (losses) on hedged items	—	—	11	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	4	—	3	—	—	—	(291)
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	N/A	N/A	N/A	N/A	N/A	4
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	—
Subtotal	N/A	N/A	N/A	N/A	N/A	N/A	4
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	—	(364)	(9)	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	(115)	(1)	—	—	N/A
Credit derivatives — purchased (1)	—	—	(9)	—	—	—	N/A
Credit derivatives — written (1)	—	—	70	—	—	—	N/A
Equity derivatives (1)	—	—	(254)	(31)	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(3)	—	—	—	N/A
Subtotal	—	—	(675)	(41)	—	—	N/A
Earned income on derivatives	85	—	141	3	(28)	(2)	—
Embedded derivatives (2)	N/A	N/A	167	—	N/A	N/A	N/A
Total	$89	$—	$(378)	$(38)	$(28)	$(2)	$(287)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

	Nine Months Ended September 30, 2019
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(5)	$—	$—	$555	$1	$—	N/A
Hedged items	5	—	—	(571)	—	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	17	39	—	—	—	—	N/A
Hedged items	(12)	(37)	—	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	(54)	—	—	—	—	N/A
Subtotal	5	(52)	—	(16)	1	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$1,136
Amount of gains (losses) reclassified from AOCI into income	16	(1)	—	—	—	2	(17)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	191
Amount of gains (losses) reclassified from AOCI into income	(3)	(236)	—	—	—	1	238
Foreign currency transaction gains (losses) on hedged items	—	211	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	13	(26)	—	—	—	3	1,548
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	N/A	N/A	N/A	N/A	N/A	(18)
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	(6)
Subtotal	N/A	N/A	N/A	N/A	N/A	N/A	(24)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	(4)	—	2,564	77	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	104	(4)	—	—	N/A
Credit derivatives — purchased (1)	—	—	(25)	—	—	—	N/A
Credit derivatives — written (1)	—	—	182	—	—	—	N/A
Equity derivatives (1)	—	—	(900)	(133)	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(36)	—	—	—	N/A
Subtotal	(4)	—	1,889	(60)	—	—	N/A
Earned income on derivatives	182	—	375	100	(110)	—	—
Embedded derivatives (2)	N/A	N/A	(171)	—	N/A	N/A	N/A
Total	$196	$(78)	$2,093	$24	$(109)	$3	$1,524

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

	Nine Months Ended September 30, 2018
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$—	$—	$(385)	$—	$—	$—	N/A
Hedged items	—	—	388	—	—	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	—	—	57	—	—	—	N/A
Hedged items	—	—	(60)	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	—	(27)	—	—	—	N/A
Subtotal	—	—	(27)	—	—	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(511)
Amount of gains (losses) reclassified from AOCI into income	15	—	18	—	—	1	(34)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	5
Amount of gains (losses) reclassified from AOCI into income	(2)	—	(342)	—	—	1	343
Foreign currency transaction gains (losses) on hedged items	—	—	351	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	13	—	27	—	—	2	(197)
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	N/A	N/A	N/A	N/A	N/A	(72)
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	—
Subtotal	N/A	N/A	N/A	N/A	N/A	N/A	(72)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	4	—	(674)	(21)	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	271	(4)	—	—	N/A
Credit derivatives — purchased (1)	—	—	2	—	—	—	N/A
Credit derivatives — written (1)	—	—	(9)	—	—	—	N/A
Equity derivatives (1)	1	—	(330)	(52)	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(110)	—	—	—	N/A
Subtotal	5	—	(850)	(77)	—	—	N/A
Earned income on derivatives	259	—	407	8	(79)	(8)	—
Embedded derivatives (2)	N/A	N/A	355	—	N/A	N/A	N/A
Total	$277	$—	$(88)	$(69)	$(79)	$(6)	$(269)
__________________

(1)	Excludes earned income on derivatives.

(2)
The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $29 million and ($46) million for the three months and nine months ended September 30, 2019, respectively, and ($20) million and ($25) million for the three months and nine months ended September 30, 2018, respectively.

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
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

	September 30, 2019
Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	(In millions)
Fixed maturity securities AFS	$2,685	$(1)
Mortgage loans	$916	$15
Future policy benefits	$(4,623)	$(1,110)
__________________

(1)	Includes ($1) million of hedging adjustments on discontinued hedging relationships.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net investment gains (losses). These amounts were ($1) million and $57 million for the three months and nine months ended September 30, 2019, respectively, and less than $1 million and $6 million for the three months and nine months ended September 30, 2018, respectively.
At September 30, 2019 and December 31, 2018, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed nine years and four years, respectively.
At September 30, 2019 and December 31, 2018, the balance in AOCI associated with cash flow hedges was $3.7 billion and $2.1 billion, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At September 30, 2019, the Company expected to reclassify $125 million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
NIFO Hedges
The Company uses foreign currency exchange rate derivatives, which may include foreign currency forwards and currency options, to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. The Company also designates a portion of its foreign-denominated debt as a non-derivative hedging instrument of its net investments in foreign operations. The Company assesses hedge effectiveness of its derivatives based upon the change in forward rates and assesses

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

its non-derivative hedging instruments based upon the change in spot rates. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
When net investments in foreign operations are sold or substantially liquidated, the amounts in AOCI are reclassified to the statement of operations.
At September 30, 2019 and December 31, 2018, the cumulative foreign currency translation gain (loss) recorded in AOCI related to NIFO hedges was $160 million and $184 million, respectively. At September 30, 2019 and December 31, 2018, the carrying amount of debt designated as a non-derivative hedging instrument was $389 million and $0, respectively. See Note 10 for additional information on foreign-denominated debt.
Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the nonqualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $11.6 billion and $11.4 billion at September 30, 2019 and December 31, 2018, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At September 30, 2019 and December 31, 2018, the Company would have received $229 million and $82 million, respectively, to terminate all of these contracts.
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	September 30, 2019			December 31, 2018
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$4	$315	1.6	$4	$354	1.7
Credit default swaps referencing indices	35	2,199	2.4	28	2,154	2.5
Subtotal	39	2,514	2.3	32	2,508	2.4
Baa
Single name credit default swaps (3)	3	266	1.7	3	482	1.5
Credit default swaps referencing indices	167	8,504	5.3	40	8,056	5.0
Subtotal	170	8,770	5.2	43	8,538	4.8
Ba
Single name credit default swaps (3)	—	—	—	—	15	2.0
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	—	—	—	—	15	2.0
B
Single name credit default swaps (3)	—	10	0.7	—	—	—
Credit default swaps referencing indices	20	289	4.7	7	330	5.0
Subtotal	20	299	4.6	7	330	5.0
Total	$229	$11,583	4.5	$82	$11,391	4.3
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	September 30, 2019		December 31, 2018
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$12,419	$3,615	$8,805	$3,758
OTC-cleared (1)	627	45	245	33
Exchange-traded	11	20	18	80
Total gross estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1)	13,057	3,680	9,068	3,871
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,787)	(2,787)	(2,570)	(2,570)
OTC-cleared	(15)	(15)	(25)	(25)
Exchange-traded	(1)	(1)	(1)	(1)
Cash collateral: (3), (4)
OTC-bilateral	(6,091)	—	(4,709)	—
OTC-cleared	(587)	(11)	(145)	—
Exchange-traded	—	(5)	—	(57)
Securities collateral: (5)
OTC-bilateral	(3,215)	(757)	(1,266)	(1,134)
OTC-cleared	—	(8)	—	(8)
Exchange-traded	—	(14)	—	(7)
Net amount after application of master netting agreements and collateral	$361	$82	$352	$69
__________________

(1)
At September 30, 2019 and December 31, 2018, derivative assets included income or (expense) accruals reported in accrued investment income or in other liabilities of $112 million and $99 million, respectively, and derivative liabilities included (income) or expense accruals reported in accrued investment income or in other liabilities of $0 and ($59) million, respectively.

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

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At September 30, 2019 and December 31, 2018, the Company received excess cash collateral of $204 million and $135 million, respectively, and provided excess cash collateral of $310 million and $226 million, respectively, which is not included in the table above due to the foregoing limitation.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at September 30, 2019, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At September 30, 2019 and December 31, 2018, the Company received excess securities collateral with an estimated fair value of $81 million and $70 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At September 30, 2019 and December 31, 2018, the Company provided excess securities collateral with an estimated fair value of $118 million and $212 million, respectively, for its OTC-bilateral derivatives, and $1.0 billion and $601 million, respectively, for its OTC-cleared derivatives, and $138 million and $90 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the collateral amount owed by that counterparty reaches a minimum transfer amount. Substantially all of the Company’s netting agreements for derivatives contain provisions that require both the Company and the counterparty to maintain a specific investment grade credit rating from each of Moody’s and S&P. If a party’s credit or financial strength rating, as applicable, were to fall below that specific investment grade credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement and payment based on such party’s reasonable valuation of the derivatives. A small number of these arrangements also include credit-contingent provisions that include a threshold above which collateral must be posted. Such agreements provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the credit ratings of MetLife, Inc. and/or the counterparty. At September 30, 2019, the amount of collateral not provided by the Company due to the existence of these thresholds was $15 million.
The following table presents the estimated fair value of the Company’s OTC-bilateral derivatives that were in a net liability position after considering the effect of netting agreements, together with the estimated fair value and balance sheet location of the collateral pledged. OTC-bilateral derivatives that are not subject to collateral agreements are excluded from this table.

	September 30, 2019			December 31, 2018
	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total
	(In millions)
Estimated Fair Value of Derivatives in a Net Liability Position (1)	$783	$45	$828	$1,148	$40	$1,188
Estimated Fair Value of Collateral Provided:
Fixed maturity securities AFS	$846	$—	$846	$1,218	$9	$1,227
Cash	$—	$—	$—	$6	$—	$6
__________________

(1)	After taking into consideration the existence of netting agreements.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	September 30, 2019	December 31, 2018
		(In millions)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$64	$71
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$620	$298
Assumed guaranteed minimum benefits	Policyholder account balances	415	495
Funds withheld on ceded reinsurance	Other liabilities	36	(41)
Fixed annuities with equity indexed returns	Policyholder account balances	109	58
Other	Policyholder account balances	8	—
Embedded derivatives within liability host contracts		$1,188	$810

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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	September 30, 2019
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$81,740	$5,374	$87,114
Foreign government	—	67,410	137	67,547
Foreign corporate	—	55,580	7,520	63,100
U.S. government and agency	20,145	20,657	—	40,802
RMBS	8	26,406	3,177	29,591
ABS	—	13,521	824	14,345
Municipals	—	12,934	8	12,942
CMBS	—	10,262	346	10,608
Total fixed maturity securities AFS	20,153	288,510	17,386	326,049
Equity securities	795	109	437	1,341
Unit-linked and FVO Securities (1)	10,270	1,902	499	12,671
Short-term investments (2)	929	1,556	374	2,859
Residential mortgage loans — FVO	—	—	218	218
Other investments	73	151	323	547
Derivative assets: (3)
Interest rate	4	7,989	291	8,284
Foreign currency exchange rate	—	3,542	69	3,611
Credit	—	208	32	240
Equity market	7	754	49	810
Total derivative assets	11	12,493	441	12,945
Embedded derivatives within asset host contracts (4)	—	—	64	64
Separate account assets (5)	88,435	100,966	956	190,357
Total assets (6)	$120,666	$405,687	$20,698	$547,051
Liabilities
Derivative liabilities: (3)
Interest rate	$1	$203	$24	$228
Foreign currency exchange rate	3	2,485	82	2,570
Credit	—	86	—	86
Equity market	16	686	94	796
Total derivative liabilities	20	3,460	200	3,680
Embedded derivatives within liability host contracts (4)	—	—	1,188	1,188
Separate account liabilities (5)	1	30	9	40
Total liabilities	$21	$3,490	$1,397	$4,908

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	December 31, 2018
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$74,874	$4,074	$78,948
Foreign government	—	62,150	138	62,288
Foreign corporate	—	50,310	6,393	56,703
U.S. government and agency	19,656	19,666	—	39,322
RMBS	—	24,734	3,227	27,961
ABS	—	11,775	697	12,472
Municipals	—	11,533	—	11,533
CMBS	—	8,696	342	9,038
Total fixed maturity securities AFS	19,656	263,738	14,871	298,265
Equity securities	916	105	419	1,440
Unit-linked and FVO Securities (1)	10,216	1,995	405	12,616
Short-term investments (2)	1,470	1,746	33	3,249
Residential mortgage loans — FVO	—	—	299	299
Other investments	80	118	39	237
Derivative assets: (3)
Interest rate	1	4,809	33	4,843
Foreign currency exchange rate	4	2,922	52	2,978
Credit	—	91	29	120
Equity market	13	956	59	1,028
Total derivative assets	18	8,778	173	8,969
Embedded derivatives within asset host contracts (4)	—	—	71	71
Separate account assets (5)	79,726	94,886	944	175,556
Total assets (6)	$112,082	$371,366	$17,254	$500,702
Liabilities
Derivative liabilities: (3)
Interest rate	$3	$194	$218	$415
Foreign currency exchange rate	—	2,660	89	2,749
Credit	—	48	4	52
Equity market	77	550	87	714
Total derivative liabilities	80	3,452	398	3,930
Embedded derivatives within liability host contracts (4)	—	—	810	810
Separate account liabilities (5)	1	20	7	28
Total liabilities	$81	$3,472	$1,215	$4,768
__________________

(1)	Unit-linked and FVO Securities were primarily comprised of Unit-linked investments at both September 30, 2019 and December 31, 2018.

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

(6)
Total assets included in the fair value hierarchy excluded other limited partnership interests that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. At September 30, 2019 and December 31, 2018, the estimated fair value of such investments was $103 million and $145 million, respectively.

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
Embedded Derivatives
Embedded derivatives principally include certain direct, assumed and ceded variable annuity guarantees, annuity contracts, and investment risk within funds withheld related to certain reinsurance agreements. Embedded derivatives are recorded at estimated fair value with changes in estimated fair value reported in net income.
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

					September 30, 2019				December 31, 2018				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	50	-	147	114	85	-	134	104	Increase
	•	Market pricing	•	Quoted prices (4)	25	-	451	118	25	-	638	110	Increase
	•	Consensus pricing	•	Offered quotes (4)	95	-	113	103	100	-	110	102	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	115	96	—	-	106	94	Increase (5)
ABS	•	Market pricing	•	Quoted prices (4)	3	-	124	97	3	-	116	97	Increase (5)
	•	Consensus pricing	•	Offered quotes (4)	96	-	105	102	100	-	103	101	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	164	-	221		268	-	317		Increase (7)
			•	Repurchase rates (8)	(7)	-	5		(5)	-	6		Decrease (7)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	(169)	-	328		(20)	-	328		Increase (7)
Credit	•	Present value techniques	•	Credit spreads (9)	96	-	100		97	-	103		Decrease (7)
	•	Consensus pricing	•	Offered quotes (10)
Equity market	•	Present value techniques or option pricing models	•	Volatility (11)	16%	-	24%		21%	-	26%		Increase (7)
			•	Correlation (12)	10%	-	30%		10%	-	30%
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.18%		0%	-	0.18%		Decrease (13)
				Ages 41 - 60	0.03%	-	0.80%		0.03%	-	0.80%		Decrease (13)
				Ages 61 - 115	0.13%	-	100%		0.12%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (14)
				Durations 11 - 20	0.50%	-	100%		2%	-	100%		Decrease (14)
				Durations 21 - 116	0.50%	-	100%		1.25%	-	100%		Decrease (14)
			•	Utilization rates	0%	-	22%		0%	-	25%		Increase (15)
			•	Withdrawal rates	0%	-	20%		0%	-	20%		(16)
			•	Long-term equity volatilities	5.85%	-	30%		7.16%	-	30%		Increase (17)
			•	Nonperformance risk spread	0.04%	-	1.52%		0.04%	-	1.77%		Decrease (18)
__________________

(1)	The weighted average for fixed maturity securities AFS is determined based on the estimated fair value of the securities.

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

(10)	At both September 30, 2019 and December 31, 2018, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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
The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (1)	Foreign Government	Structured Securities	Municipals	Equity Securities	Unit-linked and FVO Securities
	(In millions)
Three Months Ended September 30, 2019
Balance, beginning of period	$11,607	$143	$4,155	$7	$457	$494
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	(12)	(1)	11	—	1	(2)
Total realized/unrealized gains (losses) included in AOCI	111	(5)	5	1	—	—
Purchases (4)	922	—	525	—	1	74
Sales (4)	(260)	(1)	(179)	—	(22)	(65)
Issuances (4)	—	—	—	—	—	—
Settlements (4)	—	—	—	—	—	—
Transfers into Level 3 (5)	605	2	—	—	—	—
Transfers out of Level 3 (5)	(79)	(1)	(170)	—	—	(2)
Balance, end of period	$12,894	$137	$4,347	$8	$437	$499
Three Months Ended September 30, 2018
Balance, beginning of period	$10,621	$156	$4,677	$8	$408	$269
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	2	—	30	—	(1)	(2)
Total realized/unrealized gains (losses) included in AOCI	(176)	(4)	(15)	—	—	—
Purchases (4)	594	4	746	—	6	48
Sales (4)	(497)	(6)	(281)	—	(7)	(32)
Issuances (4)	—	—	—	—	—	—
Settlements (4)	—	—	—	—	—	—
Transfers into Level 3 (5)	84	5	36	—	45	12
Transfers out of Level 3 (5)	(295)	(15)	(977)	(8)	(8)	(69)
Balance, end of period	$10,333	$140	$4,216	$—	$443	$226
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2019 (6)	$(6)	$(1)	$10	$—	$1	$(6)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2018 (6)	$2	$—	$27	$—	$—	$(2)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans — FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Three Months Ended September 30, 2019
Balance, beginning of period	$123	$262	$232	$105	$(835)	$925
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	—	2	—	27	(218)	5
Total realized/unrealized gains (losses) included in AOCI	(1)	—	—	216	1	—
Purchases (4)	255	—	91	—	—	107
Sales (4)	(3)	(39)	—	—	—	(88)
Issuances (4)	—	—	—	—	—	—
Settlements (4)	—	(7)	—	(107)	(72)	(2)
Transfers into Level 3 (5)	—	—	—	—	—	—
Transfers out of Level 3 (5)	—	—	—	—	—	—
Balance, end of period	$374	$218	$323	$241	$(1,124)	$947
Three Months Ended September 30, 2018
Balance, beginning of period	$559	$405	$—	$(267)	$(240)	$1,138
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	—	4	—	(70)	167	2
Total realized/unrealized gains (losses) included in AOCI	(3)	—	—	(107)	9	—
Purchases (4)	102	—	—	—	—	148
Sales (4)	(2)	(70)	—	—	—	(215)
Issuances (4)	—	—	—	—	—	—
Settlements (4)	—	(16)	—	37	(75)	—
Transfers into Level 3 (5)	—	—	—	—	—	5
Transfers out of Level 3 (5)	(2)	—	—	—	—	(77)
Balance, end of period	$654	$323	$—	$(407)	$(139)	$1,001
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2019 (6)	$—	$(8)	$—	$(22)	$(219)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2018 (6)	$—	$(5)	$—	$(38)	$168	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (1)	Foreign Government	Structured Securities	Municipals	Equity Securities	Unit-linked and FVO Securities
	(In millions)
Nine Months Ended September 30, 2019
Balance, beginning of period	$10,467	$138	$4,266	$—	$419	$405
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	(6)	—	36	—	29	21
Total realized/unrealized gains (losses) included in AOCI	717	(6)	65	1	—	—
Purchases (4)	2,073	4	948	7	49	117
Sales (4)	(618)	(6)	(508)	—	(60)	(41)
Issuances (4)	—	—	—	—	—	—
Settlements (4)	—	—	—	—	—	—
Transfers into Level 3 (5)	601	12	2	—	—	3
Transfers out of Level 3 (5)	(340)	(5)	(462)	—	—	(6)
Balance, end of period	$12,894	$137	$4,347	$8	$437	$499
Nine Months Ended September 30, 2018
Balance, beginning of period	$11,219	$209	$4,841	$—	$428	$362
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	13	1	73	—	(11)	(7)
Total realized/unrealized gains (losses) included in AOCI	(621)	(16)	1	—	—	—
Purchases (4)	1,606	5	919	—	11	77
Sales (4)	(1,366)	(21)	(788)	—	(20)	(162)
Issuances (4)	—	—	—	—	—	—
Settlements (4)	—	—	—	—	—	—
Transfers into Level 3 (5)	88	—	50	—	45	10
Transfers out of Level 3 (5)	(606)	(38)	(880)	—	(10)	(54)
Balance, end of period	$10,333	$140	$4,216	$—	$443	$226
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2019 (6)	$(10)	$—	$35	$—	$21	$17
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2018 (6)	$3	$1	$66	$—	$—	$(8)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans — FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Nine Months Ended September 30, 2019
Balance, beginning of period	$33	$299	$39	$(225)	$(739)	$937
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	—	8	—	48	(170)	10
Total realized/unrealized gains (losses) included in AOCI	(2)	—	—	439	(7)	—
Purchases (4)	372	—	284	4	—	147
Sales (4)	(31)	(64)	—	—	—	(146)
Issuances (4)	—	—	—	(1)	—	2
Settlements (4)	—	(25)	—	(24)	(208)	(3)
Transfers into Level 3 (5)	2	—	—	—	—	—
Transfers out of Level 3 (5)	—	—	—	—	—	—
Balance, end of period	$374	$218	$323	$241	$(1,124)	$947
Nine Months Ended September 30, 2018
Balance, beginning of period	$33	$520	$—	$(132)	$(274)	$959
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	—	7	—	(151)	355	2
Total realized/unrealized gains (losses) included in AOCI	(7)	—	—	(228)	6	—
Purchases (4)	659	—	—	4	—	200
Sales (4)	(11)	(151)	—	—	—	(162)
Issuances (4)	—	—	—	—	—	(3)
Settlements (4)	—	(53)	—	100	(226)	—
Transfers into Level 3 (5)	—	—	—	—	—	81
Transfers out of Level 3 (5)	(20)	—	—	—	—	(76)
Balance, end of period	$654	$323	$—	$(407)	$(139)	$1,001
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2019 (6)	$—	$(7)	$—	$27	$(173)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2018 (6)	$—	$(13)	$—	$(66)	$352	$—
__________________

(1)	Comprised of U.S. and foreign corporate securities.

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

	September 30, 2019	December 31, 2018
	(In millions)
Unpaid principal balance	$245	$344
Difference between estimated fair value and unpaid principal balance	(27)	(45)
Carrying value at estimated fair value	$218	$299
Loans in nonaccrual status	$58	$89
Loans more than 90 days past due	$23	$41
Loans in nonaccrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(24)	$(36)

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2019
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$78,741	$—	$—	$81,906	$81,906
Policy loans	$9,671	$—	$329	$11,512	$11,841
Other invested assets	$1,143	$—	$800	$343	$1,143
Premiums, reinsurance and other receivables	$3,632	$—	$957	$2,886	$3,843
Other assets	$277	$—	$129	$146	$275
Liabilities
Policyholder account balances	$116,170	$—	$—	$120,840	$120,840
Long-term debt	$13,313	$—	$15,715	$—	$15,715
Collateral financing arrangement	$1,013	$—	$—	$826	$826
Junior subordinated debt securities	$3,149	$—	$4,297	$—	$4,297
Other liabilities	$3,091	$—	$1,484	$2,487	$3,971
Separate account liabilities	$114,274	$—	$114,274	$—	$114,274

	December 31, 2018
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$75,453	$—	$—	$76,379	$76,379
Policy loans	$9,699	$—	$338	$11,028	$11,366
Other invested assets	$1,177	$—	$793	$383	$1,176
Premiums, reinsurance and other receivables	$3,658	$—	$903	$2,894	$3,797
Other assets	$326	$—	$164	$186	$350
Liabilities
Policyholder account balances	$114,040	$—	$—	$114,924	$114,924
Long-term debt	$12,820	$—	$13,611	$—	$13,611
Collateral financing arrangement	$1,060	$—	$—	$853	$853
Junior subordinated debt securities	$3,147	$—	$3,738	$—	$3,738
Other liabilities	$2,963	$—	$1,324	$2,194	$3,518
Separate account liabilities	$104,010	$—	$104,010	$—	$104,010

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
The Company has operating leases with remaining lease terms of less than one year to 16 years. The remaining lease terms for the subleases are less than one year to 10 years.
ROU Asset and Lease Liability
The ROU assets and lease liabilities for operating leases were:

September 30, 2019
(In millions)
ROU asset (1)	$1,543
Lease liability (1)	$1,639
__________________

(1)	Assets and liabilities include amounts recognized upon adoption of new guidance. See Note 1.
Lease Costs
The components of operating lease costs were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019
	(In millions)
Operating lease cost	$75	$219
Variable lease cost	9	32
Sublease income	(22)	(65)
Net lease cost	$62	$186

Operating lease expense was $86 million and $257 million for the three months and nine months ended September 30, 2018, respectively. Non-cancelable sublease income was $23 million and $53 million for the three months and nine months ended September 30, 2018, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Leases (continued)

Other Information
Supplemental other information related to operating leases was as follows:

September 30, 2019
(Dollars in millions)
Cash paid for amounts included in the measurement of lease liability - operating cash flows	$208
ROU assets obtained in exchange for new lease liabilities	$272
Weighted-average remaining lease term	8 years
Weighted-average discount rate	3.3%

Maturities of Lease Liabilities
Maturities of operating lease liabilities were as follows:

September 30, 2019
(In millions)
Remainder of 2019	$86
2020	281
2021	253
2022	217
2023	204
Thereafter	853
Total undiscounted cash flows	1,894
Less: interest	255
Present value of lease liability	$1,639

Future minimum gross rental payments relating to lease arrangements in effect as determined prior to the adoption of ASU 2016-02 are as follows:

December 31, 2018
(In millions)
2019	$292
2020	282
2021	260
2022	224
2023	209
Thereafter	859
Total	$2,126

See Note 6 for information about the Company’s investments in leased real estate and leveraged and direct financing leases.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

10. Long Term Debt
Senior Notes
In June 2019, MetLife, Inc. redeemed for cash and canceled its £400 million ($509 million at repayment) aggregate principal amount 5.250% senior notes due June 2020 and the remaining $368 million aggregate principal amount of its 4.750% senior notes due February 2021. The Company recorded a premium of $40 million paid in excess of the debt principal and accrued and unpaid interest to other expenses for the nine months ended September 30, 2019.
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
11. Equity
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows at both September 30, 2019 and December 31, 2018:

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Equity (continued)

The declaration, record and payment dates, as well as per share and aggregate dividend amounts, for MetLife, Inc.’s preferred stock were as follows for the nine months ended September 30, 2019 and 2018:

Declaration Date	Record Date	Payment Date	Preferred Stock Dividend
			Series A		Series C		Series D		Series E
			Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate
			(In millions, except per share data)
August 15, 2019	September 1, 2019	September 16, 2019	$0.253	$6	$—	$—	$—	$—	$—	$—
August 15, 2019	August 31, 2019	September 16, 2019	—	—	—	—	29.375	15	351.563	11
May 15, 2019	May 31, 2019	June 17, 2019	0.261	6	26.250	39	—	—	351.563	12
March 5, 2019	February 28, 2019	March 15, 2019	0.250	6	—	—	—	—	—	—
February 15, 2019	February 28, 2019	March 15, 2019	—	—	—	—	29.375	15	351.563	11
Total			$0.764	$18	$26.250	$39	$58.750	$30	$1,054.689	$34

August 15, 2018	August 31, 2018	September 17, 2018	$0.256	$6	$—	$—	$28.233	$14	$394.531	$12
May 15, 2018	May 31, 2018	June 15, 2018	0.256	7	26.250	39	—	—	—	—
March 5, 2018	February 28, 2018	March 15, 2018	0.250	6	—	—	—	—	—	—
Total			$0.762	$19	$26.250	$39	$28.233	$14	$394.531	$12

Common Stock
For the nine months ended September 30, 2019 and 2018, MetLife, Inc. repurchased 44,035,255 shares and 59,602,926 shares of its common stock, respectively, through open market purchases for $2.0 billion and $2.8 billion, respectively.
MetLife, Inc. announced that its Board of Directors authorized common stock repurchases as follows:

		Authorization Remaining at
Announcement Date	Authorization Amount	September 30, 2019
	(In millions)
July 31, 2019	$2,000	$1,235
November 1, 2018	$2,000	$—
May 22, 2018	$1,500	$—
November 1, 2017	$2,000	$—

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Equity (continued)

The declaration, record and payment dates, as well as per share and aggregate dividend amounts, for MetLife, Inc.’s common stock were as follows for the nine months ended September 30, 2019 and 2018:

Declaration Date	Record Date	Payment Date	Common Stock Dividend
			Per Share	Aggregate
			(In millions, except per share data)
July 8, 2019	August 6, 2019	September 13, 2019	$0.440	$413
April 23, 2019	May 7, 2019	June 13, 2019	$0.440	419
January 7, 2019	February 5, 2019	March 13, 2019	$0.420	405
				$1,237

July 6, 2018	August 6, 2018	September 13, 2018	$0.420	$419
April 24, 2018	May 7, 2018	June 13, 2018	$0.420	428
January 5, 2018	February 5, 2018	March 13, 2018	$0.400	416
				$1,263

See Note 17 for information on a common stock dividend declared subsequent to September 30, 2019.
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
Dividend Restrictions
Insurance Operations
For the nine months ended September 30, 2019, American Life Insurance Company paid a dividend of $600 million to MetLife, Inc., for which regulatory approval was obtained as required.
See Note 15 of the Notes to Consolidated Financial Statements included in the 2018 Annual Report for additional information on dividend restrictions.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Equity (continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to MetLife, Inc. was as follows:

	Three Months Ended September 30, 2019
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$16,340	$2,041	$(4,766)	$(1,984)	$11,631
OCI before reclassifications	4,064	658	(404)	—	4,318
Deferred income tax benefit (expense)	(829)	(140)	(2)	—	(971)
AOCI before reclassifications, net of income tax	19,575	2,559	(5,172)	(1,984)	14,978
Amounts reclassified from AOCI	(84)	337	—	29	282
Deferred income tax benefit (expense)	18	(75)	—	(6)	(63)
Amounts reclassified from AOCI, net of income tax	(66)	262	—	23	219
Balance, end of period	$19,509	$2,821	$(5,172)	$(1,961)	$15,197

	Three Months Ended September 30, 2018
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$8,538	$1,165	$(4,670)	$(2,179)	$2,854
OCI before reclassifications	(1,953)	(295)	(240)	131	(2,357)
Deferred income tax benefit (expense)	436	(22)	15	(27)	402
AOCI before reclassifications, net of income tax	7,021	848	(4,895)	(2,075)	899
Amounts reclassified from AOCI	(30)	4	—	31	5
Deferred income tax benefit (expense)	7	96	—	(7)	96
Amounts reclassified from AOCI, net of income tax	(23)	100	—	24	101
Balance, end of period	$6,998	$948	$(4,895)	$(2,051)	$1,000

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Equity (continued)

	Nine Months Ended September 30, 2019
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$7,042	$1,613	$(4,905)	$(2,028)	$1,722
OCI before reclassifications	16,263	1,305	(266)	(2)	17,300
Deferred income tax benefit (expense)	(3,634)	(287)	(1)	—	(3,922)
AOCI before reclassifications, net of income tax	19,671	2,631	(5,172)	(2,030)	15,100
Amounts reclassified from AOCI	(213)	221	—	88	96
Deferred income tax benefit (expense)	48	(49)	—	(19)	(20)
Amounts reclassified from AOCI, net of income tax	(165)	172	—	69	76
Cumulative effects of changes in accounting principles	4	22	—	—	26
Deferred income tax benefit (expense), cumulative effects of changes in accounting principles	(1)	(4)	—	—	(5)
Cumulative effects of changes in accounting principles, net of income tax (2)	3	18	—	—	21
Balance, end of period	$19,509	$2,821	$(5,172)	$(1,961)	$15,197

	Nine Months Ended September 30, 2018
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$12,757	$905	$(4,390)	$(1,845)	$7,427
OCI before reclassifications	(8,860)	(506)	(657)	130	(9,893)
Deferred income tax benefit (expense)	1,977	77	24	(27)	2,051
AOCI before reclassifications, net of income tax	5,874	476	(5,023)	(1,742)	(415)
Amounts reclassified from AOCI	98	309	—	93	500
Deferred income tax benefit (expense)	(22)	(47)	—	(20)	(89)
Amounts reclassified from AOCI, net of income tax	76	262	—	73	411
Cumulative effects of changes in accounting principles	(425)	—	—	—	(425)
Deferred income tax benefit (expense), cumulative effects of changes in accounting principles	1,473	210	36	(382)	1,337
Cumulative effects of changes in accounting principles, net of income tax (3)	1,048	210	36	(382)	912
Sale of subsidiary (4)	—	—	92	—	92
Balance, end of period	$6,998	$948	$(4,895)	$(2,051)	$1,000
__________________

(1)	See Note 6 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI, and the policyholder dividend obligation.

(2)	See Note 1 for further information on adoption of new accounting pronouncements.

(3)	See Note 1 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report for further information on adoption of new accounting pronouncements.

(4)	See Note 3 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$84	$101	$200	$(36)	Net investment gains (losses)
Net unrealized investment gains (losses)	(12)	9	(15)	9	Net investment income
Net unrealized investment gains (losses)	12	(80)	28	(71)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	84	30	213	(98)
Income tax (expense) benefit	(18)	(7)	(48)	22
Net unrealized investment gains (losses), net of income tax	66	23	165	(76)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	5	5	16	15	Net investment income
Interest rate derivatives	1	—	(1)	—	Net investment gains (losses)
Interest rate derivatives	—	(2)	—	18	Net derivative gains (losses)
Interest rate derivatives	1	—	2	1	Other expenses
Foreign currency exchange rate derivatives	—	(1)	(3)	(2)	Net investment income
Foreign currency exchange rate derivatives	(344)	—	(236)	—	Net investment gains (losses)
Foreign currency exchange rate derivatives	—	(6)	—	(342)	Net derivative gains (losses)
Foreign currency exchange rate derivatives	—	—	1	1	Other expenses
Gains (losses) on cash flow hedges, before income tax	(337)	(4)	(221)	(309)
Income tax (expense) benefit	75	(96)	49	47
Gains (losses) on cash flow hedges, net of income tax	(262)	(100)	(172)	(262)
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(36)	(37)	(108)	(108)
Amortization of prior service (costs) credit	7	6	20	15
Amortization of defined benefit plan items, before income tax	(29)	(31)	(88)	(93)
Income tax (expense) benefit	6	7	19	20
Amortization of defined benefit plan items, net of income tax	(23)	(24)	(69)	(73)
Total reclassifications, net of income tax	$(219)	$(101)	$(76)	$(411)
__________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 13.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

12. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Prepaid legal plans	$87	$74	$259	$220
Fee-based investment management	67	74	213	219
Recordkeeping and administrative services (1)	52	56	154	170
Administrative services-only contracts	53	53	159	162
Other revenue from service contracts from customers	54	72	189	208
Total revenues from service contracts from customers	313	329	974	979
Other	106	150	417	449
Total other revenues	$419	$479	$1,391	$1,428
__________________

(1)	Related to products and businesses no longer actively marketed by the Company.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Employee related costs (1)	$876	$921	$2,714	$2,752
Third party staffing costs	425	435	1,214	1,217
General and administrative expenses	273	290	733	884
Pension, postretirement and postemployment benefit costs	57	45	170	141
Premium taxes, other taxes, and licenses & fees	164	193	508	559
Commissions and other variable expenses	1,514	1,403	4,433	4,257
Capitalization of DAC	(882)	(810)	(2,531)	(2,440)
Amortization of DAC and VOBA	797	732	2,110	2,132
Amortization of negative VOBA	(4)	(7)	(24)	(45)
Interest expense on debt	223	267	731	862
Total other expenses	$3,443	$3,469	$10,058	$10,319

__________________

(1)
Includes ($59) million and ($176) million for the three months and nine months ended September 30, 2019, respectively, and ($40) million and ($57) million for the three months and nine months ended September 30, 2018, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	Severance
	(In millions)
Balance, beginning of period	$20	$20	$23	$22
Restructuring charges	40	17	61	35
Cash payments	(13)	(17)	(37)	(37)
Balance, end of period	$47	$20	$47	$20
Total restructuring charges incurred since inception of initiative	$197	$108	$197	$108

Management anticipates further restructuring charges through the year ending December 31, 2019 and expects to bring the program to a close at that time. While management anticipates final restructuring charges in the fourth quarter, program assumptions, which include a significant amount of variability, are still being evaluated and finalized. Therefore, management is unable to make an estimate of remaining restructuring charges at September 30, 2019.
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
The components of net periodic benefit costs, reported in other expenses, were as follows:

	Three Months Ended September 30,
	2019		2018
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$59	$2	$58	$1
Interest costs	104	13	95	13
Expected return on plan assets	(122)	(16)	(133)	(18)
Amortization of net actuarial (gains) losses	49	(13)	46	(9)
Amortization of prior service costs (credit)	(4)	(3)	(1)	(5)
Net periodic benefit costs (credit)	$86	$(17)	$65	$(18)

	Nine Months Ended September 30,
	2019		2018
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$174	$4	$176	$4
Interest costs	312	39	287	39
Expected return on plan assets	(367)	(50)	(400)	(54)
Amortization of net actuarial (gains) losses	145	(37)	134	(26)
Amortization of prior service costs (credit)	(12)	(8)	(1)	(14)
Net periodic benefit costs (credit)	$252	$(52)	$196	$(51)

14. Income Tax
For both the three months and nine months ended September 30, 2019, the effective tax rate on income (loss) before provision for income tax was 22%. The Company’s effective tax rate for the three months ended September 30, 2019 differed from the U.S. statutory rate primarily due to tax charges from foreign earnings taxed at different rates than the U.S. statutory rate, partially offset by tax benefits related to non-taxable investment income and tax credits. The Company’s effective tax rate for the nine months ended September 30, 2019 differed from the U.S. statutory rate primarily due to tax charges from foreign earnings taxed at different rates than the U.S. statutory rate and the impact from the definitive agreement to sell MetLife Hong Kong, partially offset by tax benefits related to non-taxable investment income and tax credits.
For the three months ended September 30, 2018, the effective tax rate on income (loss) before provision for income tax was 15%. The Company’s effective tax rate differed from the U.S. statutory rate primarily due to tax benefits related to non-taxable investment income and tax credits, partially offset by tax charges from foreign earnings taxed at different rates than the U.S. statutory rate. For the nine months ended September 30, 2018, the effective tax rate on income (loss) before provision for income tax was 20%. The Company’s effective tax rate differed from the U.S. statutory rate primarily due to tax benefits related to non-taxable investment income, tax credits and a non-cash transfer of assets from a wholly-owned United Kingdom investment subsidiary to its U.S. parent. These tax benefits were partially offset by tax charges from foreign earnings taxed at different rates than the U.S. statutory rate, a non-deductible loss incurred on the mark-to-market and disposition of FVO Brighthouse Common Stock and a tax adjustment in Chile.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

15. Earnings Per Common Share
The following table presents the weighted average shares, basic earnings per common share and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions, except per share data)
Weighted Average Shares:
Weighted average common stock outstanding - basic	929.6	992.7	944.0	1,014.6
Incremental common shares from assumed exercise or issuance of stock-based awards	6.8	8.0	6.8	8.2
Weighted average common stock outstanding - diluted	936.4	1,000.7	950.8	1,022.8
Net Income (Loss):
Net income (loss)	$2,190	$915	$5,321	$3,066
Less: Net income (loss) attributable to noncontrolling interests	6	3	15	10
Less: Preferred stock dividends	32	32	121	84
Net income (loss) available to MetLife, Inc.’s common shareholders	$2,152	$880	$5,185	$2,972
Basic	$2.31	$0.89	$5.49	$2.93
Diluted	$2.30	$0.88	$5.45	$2.91

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
16. Contingencies, Commitments and Guarantees (continued)

It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at September 30, 2019. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of September 30, 2019, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $275 million.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
16. Contingencies, Commitments and Guarantees (continued)

As reported in the 2018 Annual Report, MLIC received approximately 3,359 asbestos-related claims in 2018. For the nine months ended September 30, 2019 and 2018, MLIC received approximately 2,493 and 2,558 new asbestos-related claims, respectively. See Note 20 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report for historical information concerning asbestos claims and MLIC’s update in its recorded liability at December 31, 2018. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through September 30, 2019.
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
Newman v. Metropolitan Life Insurance Company (N.D. Ill., filed March 23, 2016)
Plaintiff filed this putative class action alleging causes of action for breach of contract, fraud, and violations of the Illinois Consumer Fraud and Deceptive Business Practices Act, on behalf of herself and all persons over age 65 who selected a Reduced Pay at Age 65 payment feature on their long-term care insurance policies and whose premium rates were increased after age 65. Plaintiff seeks unspecified compensatory, statutory and punitive damages, as well as recessionary and injunctive relief. On April 12, 2017, the court granted MLIC’s motion to dismiss the action. Plaintiff appealed this ruling and the United States Court of Appeals for the Seventh Circuit reversed and remanded the case to the district court for further proceedings. On November 1, 2019, plaintiff filed a motion with the United States District Court Northern District of Illinois seeking preliminary approval of a class settlement and for certification of a nationwide settlement class. The Company accrued the full amount of the settlement payment in prior periods.

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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $4.4 billion and $4.0 billion at September 30, 2019 and December 31, 2018, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $7.5 billion and $7.7 billion at September 30, 2019 and December 31, 2018, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
16. Contingencies, Commitments and Guarantees (continued)

Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $329 million, with a cumulative maximum of $634 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $7 million at both September 30, 2019 and December 31, 2018 for indemnities, guarantees and commitments.
17. Subsequent Events
Common Stock Dividend
On October 22, 2019, the MetLife, Inc. Board of Directors declared a fourth quarter 2019 common stock dividend of $0.44 per share payable on December 13, 2019 to shareholders of record as of November 5, 2019. The Company estimates that the aggregate dividend payment will be $406 million.

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes references to our performance measures, adjusted earnings and adjusted earnings available to common shareholders, that are not based on accounting principles generally accepted in the United States of America (“GAAP”). See “— Non-GAAP and Other Financial Disclosures” for definitions and a discussion of these and other financial measures, and “— Results of Operations” for reconciliations of historical non-GAAP financial measures to the most directly comparable GAAP measures.
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
Current Period Highlights
During the three months ended September 30, 2019, overall sales increased compared to the prior period as improved sales in our Retirement and Income Solutions (“RIS”) business, as well as in Latin America and EMEA more than offset lower sales in Asia. Positive net flows drove an increase in our investment portfolio; however, investment yields declined and interest credited rates were higher. Underwriting experience was unfavorable compared to the prior period and results in both periods included a charge due to the impact of our annual actuarial assumption review. A favorable change in net derivative gains (losses) was primarily the result of a decline in interest rates.

The following represents segment level results and percentage contributions to total segment level adjusted earnings available to common shareholders for the three months ended September 30, 2019:
__________________

(1)	Excludes Corporate & Other adjusted loss available to common shareholders of $223 million.

(2)
Consistent with GAAP guidance for segment reporting, adjusted earnings is our GAAP measure of segment performance. For additional information, see Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.

Three Months Ended September 30, 2019 Compared with the Three Months Ended September 30, 2018

Consolidated Results - Highlights
Net income (loss) available to MetLife, Inc.’s common shareholders up $1.3 billion:

• Favorable change in net derivative gains (losses) of $1.6 billion ($1.3 billion, net of income tax)

(1) See “— Results of Operations — Consolidated Results” and “— Non-GAAP and Other Financial Disclosures” for reconciliations and definitions of non-GAAP financial measures.
Consolidated Results - Adjusted Earnings Highlights
Adjusted earnings available to common shareholders down $186 million.
•	Our results for the three months ended September 30, 2019 included the following:
	•	unfavorable impact from our annual actuarial assumption review of $143 million, net of income tax
	•	a $17 million, net of income tax, charge due to an increase in our incurred but not reported (“IBNR”) long-term care reserves, reflecting enhancements to our methodology related to potential claims
	•	expenses associated with our previously announced unit cost initiative of $88 million, net of income tax
•	Our results for the three months ended September 30, 2018 included the following:
	•	unfavorable impact from our annual actuarial assumption review of $42 million, net of income tax
	•	expenses associated with our previously announced unit cost initiative of $88 million, net of income tax
	•	a $63 million, net of income tax, charge due to an increase in our IBNR life reserves, reflecting enhancements to our processes related to potential claims
•
a $37 million, net of income tax, favorable net insurance adjustment resulting from reserve and deferred policy acquisition costs (“DAC”) modeling improvements in our individual disability insurance business

For a more in-depth discussion of our consolidated results, see “— Results of Operations — Consolidated Results,” “— Results of Operations — Consolidated Results — Adjusted Earnings” and “— Results of Operations — Segment Results and Corporate & Other.”

Nine Months Ended September 30, 2019 Compared with the Nine Months Ended September 30, 2018

Consolidated Results - Highlights
Net income (loss) available to MetLife, Inc.’s common shareholders up $2.2 billion:

• Favorable change in net derivative gains (losses) of $2.2 billion ($1.7 billion, net of income tax)

• Favorable change in net investment gains (losses) of $680 million ($537 million, net of income tax)

(1) See “— Results of Operations — Consolidated Results” and “— Non-GAAP and Other Financial Disclosures” for reconciliations and definitions of non-GAAP financial measures.
Consolidated Results - Adjusted Earnings Highlights
Adjusted earnings available to common shareholders down $192 million.
•	Our results for the nine months ended September 30, 2019 included the following:
	•	unfavorable impact from our annual actuarial assumption review of $143 million, net of income tax
	•	a $17 million, net of income tax, charge due to an increase in our IBNR long-term care reserves, reflecting enhancements to our methodology related to potential claims
	•	expenses associated with our previously announced unit cost initiative of $213 million, net of income tax
•	Our results for the nine months ended September 30, 2018 included the following:
	•	unfavorable impact from our annual actuarial assumption review of $42 million, net of income tax
	•	expenses associated with our previously announced unit cost initiative of $184 million, net of income tax
	•	favorable reserve adjustment of $62 million, net of income tax, relating to certain variable annuity guarantees assumed from a former joint venture in Japan
	•	a $63 million, net of income tax, charge due to an increase in our IBNR life reserves, reflecting enhancements to our processes related to potential claims
	•	a $37 million, net of income tax, favorable net insurance adjustment resulting from reserve and DAC modeling improvements in our individual disability insurance business
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
Central banks around the world are using monetary policy to address regional economic conditions. In the United States, the Board of Governors of the Federal Reserve System, which had been tightening policy by raising the federal funds rate and shrinking the balance sheet, now has lowered rates to sustain the economic expansion. Similarly, in September 2019 the European Central Bank announced that quantitative easing would resume in November 2019 for as long as necessary, and lowered its deposit interest rate. In Japan, the Japanese government and the Bank of Japan are maintaining stimulus measures in order to boost inflation expectations and achieve sustainable economic growth in Japan. Such measures include the imposition of a negative rate on commercial bank deposits, continued government bond purchases and tax reform, including the lowering of the Japanese corporate tax rate. Going forward, Japan’s structural and demographic challenges may continue to limit its potential growth unless reforms that boost productivity are put into place. Japan’s high public sector debt levels are mitigated by low refinancing risks. Further actions by central banks in the future may affect interest rates and risk markets in the U.S., Europe, Japan and other developed and emerging economies, and may ultimately result in market volatility. We cannot predict with certainty the effect of these actions or the impact on our business operations, investment portfolio or derivatives. See “— Investments — Current Environment.”

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
Our expectations regarding future margins are an important component impacting the amortization of certain intangible assets such as DAC and value of business acquired (“VOBA”). Significantly lower margins may cause us to accelerate the amortization, thereby reducing net income in the affected reporting period. Additionally, lower margins may also impact the recoverability of intangible assets such as goodwill, require the establishment of additional liabilities or trigger loss recognition events on certain policyholder liabilities. We review this long-term margin assumption, along with other assumptions, as part of our annual actuarial assumption review. See “— Results of Operations — Consolidated Results — Three Months Ended September 30, 2019 Compared with the Three Months Ended September 30, 2018 — Actuarial Assumption Review” for further information.
Some of our separate account products, including variable annuities, have certain minimum guarantee benefits. Declining interest rates increase the reserves we need to set up to protect the guarantee benefits, thereby reducing net income in the affected reporting period.
We consider interest rate projections in formulating economic assumptions for valuation of our insurance contracts. During the third quarter of 2019, as part of our annual actuarial assumption review, we lowered our projected 10-year Treasury rate to 3.75% through 2027. Other than this assumption change, there are no changes to our Low Interest Rate Scenario as disclosed in the 2018 Annual Report, including the hypothetical impacts through 2021 discussed therein. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment — Low Interest Rate Scenario” included in the 2018 Annual Report for further information.
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
Insurance Regulation
Insurance Regulatory Examinations and Other Activities
On July 13, 2018, the Chilean insurance regulator requested information from us and other companies regarding sales practices related to our annuities business in Chile. We have provided the requested information. In addition, on February 1, 2017, the National Economic Prosecutor of Chile initiated an investigation of insurance companies in the Chilean market, including us, regarding fair competition in the insurance market, particularly bidding processes for mortgage insurance. We cooperated with the investigation and, in August 2019, the National Economic Prosecutor concluded the investigation with no findings regarding MetLife’s activities. In addition, the National Economic Prosecutor recommended to the Chilean Ministry of Finance and the Chilean insurance regulator certain amendments to the bidding regulations.
NAIC
In 2015, the National Association of Insurance Commissioners (“NAIC”) commenced an initiative to study variable annuity solvency regulations, with the goal of curtailing the use of variable annuity captives. In connection with this initiative, the NAIC engaged a third-party consultant to develop recommendations regarding reserve and capital requirements. Following several public exposures of the consultant’s recommendations, the NAIC adopted a new variable annuity framework, which is designed to reduce the level and volatility of the non-economic aspect of reserve and risk-based capital requirements for variable annuity products. The NAIC adopted technical language in 2019 to be included in various NAIC manuals and guidelines to implement the new framework. The new framework is expected to become effective on January 1, 2020. We have not determined the impact of this framework on our business, and we cannot predict if state insurance regulators will adopt standards different from the NAIC framework. The New York State Department of Financial Services (“NYDFS”) is also pursuing a variable annuity initiative that may deviate from the NAIC work product. At this time, we cannot predict the changes the NYDFS will propose in new variable annuity reserving standards or quantify the impact on Metropolitan Life Insurance Company (“MLIC”).
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
In June 2019, the U.S. Securities and Exchange Commission (“SEC”) adopted rules and interpretations addressing the standards of conduct applicable to broker-dealers and investment advisers and their associated persons, including Regulation Best Interest. The conduct standards apply when providing brokerage and advisory products and services to benefit plans governed by the Employee Retirement Income Security Act of 1974 (“ERISA”) and Individual Retirement Accounts, as well as non-benefit plan retail clients. Under the SEC rules, broker-dealers are not deemed to be fiduciaries to their clients by virtue of making recommendations but must act in the best interest of individual investor retail clients when making a recommendation. The SEC’s best interest standard is not intended to track the DOL’s former BICE standard. Unlike the DOL rule that was vacated in 2018, there is no private right of action for violations under Regulation Best Interest. Two pending lawsuits, one by several states and the District of Columbia and the other by private advisory firms, were filed in September 2019, seeking to overturn Regulation Best Interest. The DOL is expected to adopt a new rule that will be consistent with the SEC’s rules, including the new best interest standard. In addition, the NAIC is amending its Suitability in Annuity Transactions Model Regulation to include a “best interest” standard. The NAIC intends to finalize the proposed amendments before the end of 2019.

Securities, Broker-Dealer and Investment Adviser Regulation
In June 2019, the SEC adopted rules and interpretations addressing the standards of conduct applicable to broker-dealers and investment advisers and their associated persons, including Regulation Best Interest, which are primarily focused on offerings of products and services to retail customers. As a result of the new rules, beginning June 30, 2020, broker-dealers recommending our variable products to retail customers will be required to comply with a “best interest” standard, which the SEC did not define but did confirm would be higher than the current suitability standard but not rise to the level of being a fiduciary, and provide disclosures about their standard of conduct and conflicts of interest, including a new standardized client relationship summary disclosure (“Form CRS”). Investment advisers to retail clients will also be required to file new Form CRS with the SEC and deliver copies of the Form to their retail clients. As noted above, the SEC rules do not include a private right of action. Two pending lawsuits, one by several states and the District of Columbia and the other by private advisory firms, were filed in September 2019, seeking to overturn Regulation Best Interest. In addition, the NAIC is amending its Suitability in Annuity Transactions Model Regulation to include a “best interest” standard. The NAIC intends to finalize the proposed amendments before the end of 2019. We are monitoring these developments and cannot at this time predict the effect they might have on our business.
Cross-Border Trade
The U.K.’s anticipated withdrawal from the EU remains subject to ongoing negotiations within the U.K. and between the U.K. and the EU. In October 2019, the U.K. and the EU extended the withdrawal agreement negotiation period until January 31, 2020 or the U.K.’s earlier ratification of a withdrawal agreement.
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

For purposes of goodwill impairment testing, if the carrying value of a reporting unit exceeds its estimated fair value, the implied fair value of the reporting unit goodwill is compared to the carrying value of that goodwill to measure the amount of impairment loss, if any. In such instances, the implied fair value of the goodwill is determined in the same manner as the amount of goodwill that would be determined in a business acquisition. The key inputs, judgments and assumptions necessary in determining estimated fair value of the reporting units include projected adjusted earnings, current book value, the level of economic capital required to support the mix of business, long-term growth rates, comparative market multiples, the account value of in-force business, projections of new and renewed business, as well as margins on such business, interest rate levels, credit spreads, equity market levels, and the discount rate that we believe is appropriate for the respective reporting unit.
In the third quarter of 2019, we tested the MetLife Holdings life insurance reporting unit for impairment using the actuarial based embedded value fair valuation approach. The estimated fair value of the reporting unit exceeded the carrying value by approximately 43% and, therefore, the reporting unit was not impaired. If we had assumed that the discount rate was 100 basis points higher than the discount rate used, the estimated fair value of the MetLife Holdings life insurance reporting unit would have been higher than the carrying value by approximately 22%. This reporting unit consists of operations relating to products and businesses we no longer actively market. As of September 30, 2019, the amount of goodwill allocated to this reporting unit was $887 million.
We also performed our annual goodwill impairment tests of all other reporting units during the third quarter of 2019 using a qualitative assessment and/or quantitative assessments under the market multiple and discounted cash flow valuation approaches based on best available data as of June 30, 2019. We concluded that the estimated fair values of all such reporting units were substantially in excess of their carrying values and, therefore, goodwill was not impaired.
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
Our economic capital model, coupled with considerations of local capital requirements, aligns segment allocated equity with emerging standards and consistent risk principles. The model applies statistics-based risk evaluation principles to the material risks to which we are exposed. These consistent risk principles include calibrating required economic capital shock factors to a specific confidence level and time horizon while applying an industry standard method for the inclusion of diversification benefits among risk types. Economic capital-based risk estimation is an evolving science and industry best practices have emerged and continue to evolve. Areas of evolving industry best practices include stochastic liability valuation techniques, alternative methodologies for the calculation of diversification benefits, and the quantification of appropriate shock levels. MetLife’s management is responsible for the ongoing production and enhancement of the economic capital model and reviews its approach periodically to ensure that it remains consistent with emerging industry practice standards.
Segment net investment income is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact our consolidated net investment income, net income (loss), or adjusted earnings.
Net investment income is based upon the actual results of each segment’s specifically identifiable investment portfolios adjusted for allocated equity. Other costs are allocated to each of the segments based upon: (i) a review of the nature of such costs; (ii) time studies analyzing the amount of employee compensation costs incurred by each segment; and (iii) cost estimates included in our product pricing.
Acquisitions and Dispositions
For information regarding the Company's definitive agreement to sell its two wholly-owned subsidiaries, MetLife Limited and Metropolitan Life Insurance Company of Hong Kong Limited (collectively, “MetLife Hong Kong”), see Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.

Results of Operations
Consolidated Results
Business Overview. Overall sales for the three months ended September 30, 2019 increased from the prior period despite lower sales in certain of our businesses. In our U.S. segment, RIS sales improved as a result of pension risk transfers, stable value products and specialized benefit resources. This was partially offset by declines in sales in our Group Benefits and Property & Casualty businesses. Sales in our Asia segment decreased as a result of lower sales of foreign currency-denominated annuity and accident & health products in Japan, a large group case in Australia in the prior period, and the pending disposition of MetLife Hong Kong, partially offset by higher sales in Korea. Sales in our Latin America segment improved as a result of higher sales in Brazil, Mexico and Chile. In our EMEA segment, sales improved as a result of increases in our employee benefits business in Egypt and our credit life business in Turkey, partially offset by declines in our employee benefits and credit life businesses in the Gulf region.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Revenues
Premiums	$10,781	$10,242	$30,315	$34,573
Universal life and investment-type product policy fees	1,440	1,343	4,217	4,105
Net investment income	4,623	4,486	14,224	12,704
Other revenues	419	479	1,391	1,428
Net investment gains (losses)	161	117	237	(443)
Net derivative gains (losses)	1,254	(378)	2,093	(88)
Total revenues	18,678	16,289	52,477	52,279
Expenses
Policyholder benefits and claims and policyholder dividends	10,944	10,407	30,611	34,597
Interest credited to policyholder account balances	1,500	1,334	4,976	3,527
Capitalization of DAC	(882)	(810)	(2,531)	(2,440)
Amortization of DAC and VOBA	797	732	2,110	2,132
Amortization of negative VOBA	(4)	(7)	(24)	(45)
Interest expense on debt	223	267	731	862
Other expenses	3,309	3,287	9,772	9,810
Total expenses	15,887	15,210	45,645	48,443
Income (loss) before provision for income tax	2,791	1,079	6,832	3,836
Provision for income tax expense (benefit)	601	164	1,511	770
Net income (loss)	2,190	915	5,321	3,066
Less: Net income (loss) attributable to noncontrolling interests	6	3	15	10
Net income (loss) attributable to MetLife, Inc.	2,184	912	5,306	3,056
Less: Preferred stock dividends	32	32	121	84
Net income (loss) available to MetLife, Inc.’s common shareholders	$2,152	$880	$5,185	$2,972
Three Months Ended September 30, 2019 Compared with the Three Months Ended September 30, 2018
During the three months ended September 30, 2019, net income (loss) increased $1.3 billion from the prior period, primarily driven by favorable changes in net derivative gains (losses).

Management of Investment Portfolio and Hedging Market Risks with Derivatives. We manage our investment portfolio using disciplined asset/liability management (“ALM”) principles, focusing on cash flow and duration to support our current and future liabilities. Our intent is to match the timing and amount of liability cash outflows with invested assets that have cash inflows of comparable timing and amount, while optimizing risk-adjusted net investment income and risk-adjusted total return. Our investment portfolio is heavily weighted toward fixed income investments, with over 80% of our portfolio invested in fixed maturity securities available-for-sale (“AFS”) and mortgage loans. These securities and loans have varying maturities and other characteristics which cause them to be generally well suited for matching the cash flow and duration of insurance liabilities. In addition, our general account investment portfolio includes, within contractholder-directed equity securities and fair value option securities (“FVO Securities”) (collectively, “Unit-linked and FVO Securities”), contractholder-directed equity securities supporting unit-linked variable annuity type liabilities (“Unit-linked investments”), which do not qualify as separate account assets. Returns on these Unit-linked investments, which can vary significantly from period to period, include changes in estimated fair value subsequent to purchase, inure to contractholders and are offset in earnings by a corresponding change in policyholder account balances through interest credited to policyholder account balances.
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

	Three Months Ended September 30,
	2019	2018
	(In millions)
Non-VA program derivatives
Interest rate	$1,323	$(270)
Foreign currency exchange rate	149	(44)
Credit	10	81
Equity	(4)	(74)
Non-VA embedded derivatives	(8)	(20)
Total non-VA program derivatives	1,470	(327)
VA program derivatives
Market risks in embedded derivatives	(117)	368
Nonperformance risk adjustment on embedded derivatives	29	(20)
Other risks in embedded derivatives	(124)	(161)
Total embedded derivatives	(212)	187
Freestanding derivatives hedging embedded derivatives	(4)	(238)
Total VA program derivatives	(216)	(51)
Net derivative gains (losses)	$1,254	$(378)
The favorable change in net derivative gains (losses) on non-VA program derivatives was $1.8 billion ($1.4 billion, net of income tax). This was primarily due to long-term U.S. interest rates decreasing in the current period and increasing in the prior period, favorably impacting swaptions and receive fixed interest rate swaps. In addition, the strengthening of the U.S. dollar relative to certain foreign currencies in the current period versus the prior period, favorably impacted foreign currency forwards, futures and swaps that primarily hedge foreign currency-denominated bonds.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $165 million ($130 million, net of income tax). This was due to an unfavorable change of $251 million ($198 million, net of income tax) in market risks in embedded derivatives, net of freestanding derivatives hedging market risks in embedded derivatives, partially offset by a favorable change of $49 million ($39 million, net of income tax) in the nonperformance risk adjustment on embedded derivatives, and a favorable change of $37 million ($29 million, net of income tax) in other risks in embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The aforementioned $251 million ($198 million, net of income tax) unfavorable change reflects a $485 million ($383 million, net of income tax) unfavorable change in market risks in embedded derivatives, partially offset by a $234 million ($185 million, net of income tax) favorable change in freestanding derivatives hedging market risks in embedded derivatives.

The primary changes in market factors are summarized as follows:

•
Long-term U.S. interest rates decreased in the current period and increased in the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the 30-year U.S. swap rate decreased 50 basis points in the current period and increased 20 basis points in the prior period.

•
Key equity index levels increased less in the current period versus the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the S&P 500 Index increased 1% in the current period and 7% in the prior period.

•
Changes in foreign currency exchange rates contributed to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives related to the assumed variable annuity guarantees from our former operating joint venture in Japan. For example, the Japanese yen strengthened against the euro by 4% in the current period and weakened by 2% in the prior period.

The aforementioned $37 million ($29 million, net of income tax) favorable change in other risks in embedded derivatives reflects actuarial assumption updates and a combination of factors, which include fees being deducted from accounts, changes in the benefit base, premiums, lapses, withdrawals and deaths.
The aforementioned $49 million ($39 million, net of income tax) favorable change in the nonperformance risk adjustment on embedded derivatives resulted from a favorable change of $28 million, before income tax, as a result of model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, in addition to a favorable change of $21 million, before income tax, related to changes in our own credit spread.
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
Net Investment Gains (Losses). The favorable change in net investment gains (losses) of $44 million ($35 million, net of income tax) primarily reflects foreign currency transaction gains and higher gains on sales of real estate joint ventures, partially offset by lower gains on sales of fixed maturity securities AFS and losses on mortgage loans in the current period versus the prior period.
Divested Businesses. Income (loss) before provision for income tax related to the divested businesses, excluding net investment gains (losses) and net derivative gains (losses), increased $14 million ($10 million, net of income tax) to a loss of $9 million ($8 million, net of income tax) in the current period from a loss of $23 million ($18 million, net of income tax) in the prior period. Included in this increase was an increase in total revenues of $59 million, before income tax, and an increase in total expenses of $45 million, before income tax. Divested businesses primarily include activity related to the separation of Brighthouse Financial, Inc. (the “Separation”) and the pending disposition of MetLife Hong Kong.
Taxes. For the three months ended September 30, 2019, our effective tax rate on income (loss) before provision for income tax was 22%. Our effective tax rate differed from the U.S. statutory rate primarily due to tax charges from foreign earnings taxed at different rates than the U.S. statutory rate, partially offset by tax benefits related to non-taxable investment income and tax credits. For the three months ended September 30, 2018, our effective tax rate on income (loss) before provision for income tax was 15%. Our effective tax rate differed from the U.S. statutory rate primarily due to tax benefits related to non-taxable investment income and tax credits, partially offset by tax charges from foreign earnings taxed at different rates than the U.S. statutory rate.
Actuarial Assumption Review and Certain Other Insurance Adjustments. Results for the current period include a $201 million ($162 million, net of income tax) charge associated with our annual review of actuarial assumptions related to reserves and DAC, of which a $31 million loss ($27 million, net of income tax) was recognized in net derivative gains (losses).

Of the $201 million charge, $49 million ($37 million, net of income tax) was related to DAC and $152 million ($125 million, net of income tax) was associated with reserves. The portion of the $201 million charge that is included in adjusted earnings is $179 million ($143 million, net of income tax).
The $31 million loss ($27 million, net of income tax) recognized in net derivative gains (losses) associated with our annual review of actuarial assumptions is included within the other risks in embedded derivatives line in the table above.
As a result of our annual review of actuarial assumptions, changes were made to economic, biometric, policyholder behavior, and operational assumptions. The most significant impacts were in the MetLife Holdings segment, driven by the projection of closed block results and economic updates. The breakdown of total current period results is summarized as follows:

•	Economic assumption updates resulted in a net charge of $151 million ($117 million, net of income tax).

•	Changes in biometric assumptions resulted in a net charge of $21 million ($15 million, net of income tax).

•	Changes in policyholder behavior assumptions resulted in a favorable impact of $16 million ($14 million, net of income tax).

•	Changes in operational assumptions, most notably related to closed block projections, resulted in a net charge of $44 million ($44 million, net of income tax).
Results for the prior period include a $358 million ($272 million, net of income tax) charge associated with our annual review of actuarial assumptions related to reserves and DAC, of which a $131 million loss ($94 million, net of income tax) was recognized in net derivative gains (losses). Of the $358 million charge, $20 million ($20 million, net of income tax) was related to DAC and $338 million ($252 million, net of income tax) was associated with reserves. The portion of the $358 million charge that is included in adjusted earnings is $53 million ($42 million, net of income tax).
Certain other insurance adjustments recorded in the current period include a $22 million ($17 million, net of income tax) charge due to a current period increase in our IBNR long-term care reserves reflecting enhancements to our methodology related to potential claims in our MetLife Holdings segment. Certain other insurance adjustments recorded in the prior period include a $79 million ($63 million, net of income tax) charge due to a prior period increase in our IBNR life reserves, reflecting enhancements to our processes related to potential claims in our MetLife Holdings segment, and a favorable net insurance adjustment of $47 million ($37 million, net of income tax) resulting from reserve and DAC modeling improvements in our individual disability insurance business in our U.S. segment. These adjustments are included in adjusted earnings.
Adjusted Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use adjusted earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of adjusted earnings and other financial measures based on adjusted earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings and other financial measures based on adjusted earnings allow analysis of our performance relative to our business plan and facilitate comparisons to industry results. Adjusted earnings should not be viewed as a substitute for net income (loss). Adjusted earnings available to common shareholders and adjusted earnings available to common shareholders on a constant currency basis should not be viewed as substitutes for net income (loss) available to MetLife, Inc.’s common shareholders. Adjusted earnings available to common shareholders decreased $186 million, net of income tax, to $1.2 billion, net of income tax, for the three months ended September 30, 2019 from $1.4 billion, net of income tax, for the three months ended September 30, 2018.

Nine Months Ended September 30, 2019 Compared with the Nine Months Ended September 30, 2018
During the nine months ended September 30, 2019, net income (loss) increased $2.3 billion from the prior period, primarily driven by favorable changes in net derivative gains (losses) and net investment gains (losses).
Net Derivative Gains (Losses). The table below presents the impact on net derivative gains (losses) from non-VA program derivatives and VA program derivatives:

	Nine Months Ended September 30,
	2019	2018
	(In millions)
Non-VA program derivatives
Interest rate	$2,634	$(369)
Foreign currency exchange rate	203	245
Credit	211	48
Equity	(282)	(75)
Non-VA embedded derivatives	(138)	4
Total non-VA program derivatives	2,628	(147)
VA program derivatives
Market risks in embedded derivatives	249	620
Nonperformance risk adjustment on embedded derivatives	(46)	(25)
Other risks in embedded derivatives	(238)	(244)
Total embedded derivatives	(35)	351
Freestanding derivatives hedging embedded derivatives	(500)	(292)
Total VA program derivatives	(535)	59
Net derivative gains (losses)	$2,093	$(88)
The favorable change in net derivative gains (losses) on non-VA program derivatives was $2.8 billion ($2.2 billion, net of income tax). This was primarily due to a favorable change in interest rate impact due to long-term U.S. interest rates decreasing in the current period and increasing in the prior period, favorably impacting receive fixed interest rate swaps, options and total rate of return swaps. In addition, credit spreads narrowed in the current period and widened in the prior period, favorably impacting written credit default swaps used in replications. These favorable impacts were partially offset by the unfavorable impact of key equity markets increasing more in the current period versus the prior period, unfavorably impacting equity options acquired primarily as part of our macro hedge program. There was also a change in the value of the underlying assets, unfavorably impacting non-VA embedded derivatives related to funds withheld on a certain reinsurance agreement. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the items being hedged.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $594 million ($469 million, net of income tax). This was due to an unfavorable change of $579 million ($457 million, net of income tax) in market risks in embedded derivatives, net of freestanding derivatives hedging market risks in embedded derivatives and an unfavorable change of $21 million ($17 million, net of income tax) in the nonperformance risk adjustment on embedded derivatives, partially offset by a favorable change of $6 million, ($5 million, net of income tax) in other risks in embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The aforementioned $579 million ($457 million, net of income tax) unfavorable change reflects a $371 million ($293 million, net of income tax) unfavorable change in market risks in embedded derivatives and a $208 million ($164 million, net of income tax) unfavorable change in freestanding derivatives hedging market risks in embedded derivatives.

The primary changes in market factors are summarized as follows:

•
Long-term U.S. interest rates decreased in the current period and increased in the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the 30-year U.S. swap rate decreased 113 basis points in the current period and increased 59 basis points in the prior period.

•
Key equity index levels increased more in the current period versus the prior period, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives. For example, the S&P 500 Index increased 19% in the current period and 9% in the prior period.

The aforementioned $6 million ($5 million, net of income tax) favorable change in other risks in embedded derivatives reflects actuarial assumption updates and a combination of factors, which include fees being deducted from accounts, changes in the benefit base, premiums, lapses, withdrawals and deaths.
The aforementioned $21 million ($17 million, net of income tax) unfavorable change in the nonperformance risk adjustment on embedded derivatives resulted from an unfavorable change of $49 million, before income tax, related to changes in our own credit spread, partially offset by a favorable change of $28 million, before income tax, related to model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees.
Net Investment Gains (Losses). The favorable change in net investment gains (losses) of $680 million ($537 million, net of income tax) primarily reflects prior period losses on fair value of Brighthouse Financial, Inc. common stock (“FVO Brighthouse Common Stock”) disposed of in June 2018, as well as mark-to-market gains on equity securities in the current period, both of which were measured at fair value through net income. Additionally, there were gains on sales of fixed maturity securities AFS in the current period versus losses in the prior period. These favorable changes were partially offset by lower gains on sales of real estate joint ventures.
Divested Businesses. Income (loss) before provision for income tax related to the divested businesses, excluding net investment gains (losses) and net derivative gains (losses), increased $93 million ($72 million, net of income tax) to a loss of $15 million ($13 million, net of income tax) in the current period from a loss of $108 million ($85 million, net of income tax) in the prior period. Included in this increase was an increase in total revenues of $52 million, before income tax, and a decrease in total expenses of $41 million, before income tax. Divested businesses primarily include activity related to the Separation and the pending disposition of MetLife Hong Kong.
Taxes. For the nine months ended September 30, 2019, our effective tax rate on income (loss) before provision for income tax was 22%. Our effective tax rate differed from the U.S. statutory rate primarily due to tax charges from foreign earnings taxed at different rates than the U.S. statutory rate and the impact from the definitive agreement to sell MetLife Hong Kong, partially offset by tax benefits related to non-taxable investment income and tax credits. For the nine months ended September 30, 2018, our effective tax rate on income (loss) before provision for income tax was 20%. Our effective tax rate differed from the U.S. statutory rate primarily due to tax benefits related to non-taxable investment income, tax credits and a non-cash transfer of assets from a wholly-owned U.K. investment subsidiary to its U.S. parent. These tax benefits were partially offset by tax charges from foreign earnings taxed at different rates than the U.S. statutory rate, a non-deductible loss incurred on the mark-to-market and disposition of FVO Brighthouse Common Stock and a tax adjustment in Chile.
Actuarial Assumption Review and Certain Other Insurance Adjustments. For the results of our 2019 and 2018 annual assumption reviews and information regarding certain other insurance adjustments, see “— Three Months Ended September 30, 2019 Compared with the Three Months Ended September 30, 2018 — Actuarial Assumption Review and Certain Other Insurance Adjustments.”
Adjusted Earnings. Adjusted earnings available to common shareholders decreased $192 million, net of income tax, to $3.9 billion, net of income tax, for the nine months ended September 30, 2019 from $4.1 billion, net of income tax, for the nine months ended September 30, 2018.

Reconciliation of net income (loss) to adjusted earnings available to common shareholders
Three Months Ended September 30, 2019

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$977	$689	$69	$108	$566	$(257)	$2,152
Add: Preferred stock dividends	—	—	—	—	—	32	32
Add: Net income (loss) attributable to noncontrolling interests	—	—	2	1	—	3	6
Net income (loss)	$977	$689	$71	$109	$566	$(222)	$2,190
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	31	155	18	(5)	(19)	(19)	161
Net derivative gains (losses)	370	339	(53)	7	562	29	1,254
Premiums	—	35	—	—	—	—	35
Universal life and investment-type product policy fees	—	64	—	1	23	—	88
Net investment income	(47)	34	—	196	(35)	2	150
Other revenues	—	3	—	—	—	69	72
Expenses:
Policyholder benefits and claims and policyholder dividends	(17)	(40)	(74)	40	4	1	(86)
Interest credited to policyholder account balances	5	(46)	(17)	(168)	—	—	(226)
Capitalization of DAC	—	11	—	—	—	—	11
Amortization of DAC and VOBA	—	(40)	—	5	(6)	—	(41)
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—
Other expenses	—	(28)	3	(3)	—	(82)	(110)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	(72)	(147)	39	(17)	(112)	(31)	(340)
Adjusted earnings	$707	$349	$155	$53	$149	$(191)	$1,222
Less: Preferred stock dividends						32	32
Adjusted earnings available to common shareholders						$(223)	$1,190

Three Months Ended September 30, 2018

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$782	$(26)	$197	$56	$62	$(191)	$880
Add: Preferred stock dividends	—	—	—	—	—	32	32
Add: Net income (loss) attributable to noncontrolling interests	—	(1)	1	1	—	2	3
Net income (loss)	$782	$(27)	$198	$57	$62	$(157)	$915
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	58	(72)	5	3	58	65	117
Net derivative gains (losses)	(17)	(339)	35	39	(164)	68	(378)
Premiums	—	—	—	—	—	—	—
Universal life and investment-type product policy fees	—	10	—	9	24	—	43
Net investment income	(63)	60	(3)	65	(38)	3	24
Other revenues	—	5	—	—	—	78	83
Expenses:
Policyholder benefits and claims and policyholder dividends	6	1	6	(42)	(126)	—	(155)
Interest credited to policyholder account balances	1	(64)	(12)	(57)	—	—	(132)
Capitalization of DAC	—	—	—	—	—	—	—
Amortization of DAC and VOBA	—	(17)	—	(1)	(90)	—	(108)
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	(15)	(15)
Other expenses	—	(3)	2	(8)	—	(91)	(100)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	2	126	(5)	(6)	71	(60)	128
Adjusted earnings	$795	$266	$170	$55	$327	$(205)	$1,408
Less: Preferred stock dividends						32	32
Adjusted earnings available to common shareholders						$(237)	$1,376

Adjusted earnings available to common shareholders on a constant currency basis (1)	$795	$262	$162	$54	$327	$(237)	$1,363
__________________

(1)	Amounts on a reported basis for U.S., MetLife Holdings and Corporate & Other, as constant currency impact is not significant.

Nine Months Ended September 30, 2019

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$2,591	$1,645	$327	$287	$1,243	$(908)	$5,185
Add: Preferred stock dividends	—	—	—	—	—	121	121
Add: Net income (loss) attributable to noncontrolling interests	—	—	7	2	—	6	15
Net income (loss)	$2,591	$1,645	$334	$289	$1,243	$(781)	$5,321
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	12	165	30	—	91	(61)	237
Net derivative gains (losses)	704	833	43	7	606	(100)	2,093
Premiums	—	35	—	—	—	—	35
Universal life and investment-type product policy fees	—	86	—	10	67	—	163
Net investment income	(159)	126	3	1,036	(98)	8	916
Other revenues	—	7	—	—	—	206	213
Expenses:
Policyholder benefits and claims and policyholder dividends	(29)	(43)	(205)	59	(115)	4	(329)
Interest credited to policyholder account balances	14	(184)	(46)	(974)	—	—	(1,190)
Capitalization of DAC	—	11	—	—	—	—	11
Amortization of DAC and VOBA	—	(63)	—	7	54	—	(2)
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—
Other expenses	—	(29)	9	(28)	—	(232)	(280)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	(114)	(363)	52	(44)	(127)	(4)	(600)
Adjusted earnings	$2,163	$1,064	$448	$216	$765	$(602)	$4,054
Less: Preferred stock dividends						121	121
Adjusted earnings available to common shareholders						$(723)	$3,933

Nine Months Ended September 30, 2018

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$2,054	$772	$434	$214	$611	$(1,113)	$2,972
Add: Preferred stock dividends	—	—	—	—	—	84	84
Add: Net income (loss) attributable to noncontrolling interests	—	—	4	2	—	4	10
Net income (loss)	$2,054	$772	$438	$216	$611	$(1,025)	$3,066
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	15	11	9	1	(114)	(365)	(443)
Net derivative gains (losses)	80	(257)	68	38	(113)	96	(88)
Premiums	—	—	—	—	—	—	—
Universal life and investment-type product policy fees	—	3	7	21	70	—	101
Net investment income	(191)	(19)	(26)	41	(117)	8	(304)
Other revenues	—	14	—	—	—	235	249
Expenses:
Policyholder benefits and claims and policyholder dividends	12	2	(41)	(61)	(164)	—	(252)
Interest credited to policyholder account balances	3	(6)	(28)	(20)	—		(51)
Capitalization of DAC	—	—	1	—	—	—	1
Amortization of DAC and VOBA	—	(9)	—	1	(95)	—	(103)
Amortization of negative VOBA	—	1	—	—	—	—	1
Interest expense on debt	—	—	—	—	—	(45)	(45)
Other expenses	—	(7)	4	(24)	—	(309)	(336)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	16	83	(11)	(3)	112	(70)	127
Adjusted earnings	$2,119	$956	$455	$222	$1,032	$(575)	$4,209
Less: Preferred stock dividends						84	84
Adjusted earnings available to common shareholders						$(659)	$4,125

Adjusted earnings available to common shareholders on a constant currency basis (1)	$2,119	$930	$432	$202	$1,032	$(659)	$4,056
__________________

(1)	Amounts on a reported basis for U.S., MetLife Holdings and Corporate & Other, as constant currency impact is not significant.

Consolidated Results —Adjusted Earnings
Three Months Ended September 30, 2019 Compared with the Three Months Ended September 30, 2018
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the decrease in adjusted earnings were the impact of our annual actuarial assumption review and unfavorable underwriting.
Foreign Currency. Changes in foreign currency exchange rates had a $13 million negative impact on adjusted earnings for the third quarter of 2019 compared to the prior period. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. We benefited from positive net flows, which increased our invested asset base. Growth in the investment portfolios of our Asia and U.S. segments resulted in higher net investment income. However, consistent with the growth in average invested assets, interest credited expenses on certain insurance-related liabilities increased. Higher fee income in our Asia and EMEA segments was offset by lower fee income in our MetLife Holdings segment. Business growth also drove an increase in commissions, which was offset by higher DAC capitalization. A decrease in expenses was primarily due to the 2019 abatement of the annual health insurer fee under the Patient Protection and Affordable Care Act (“PPACA”). The combined impact of the items affecting our business growth, partially offset by higher DAC amortization, resulted in a $63 million increase in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Excluding the impact of changes in foreign currency exchange rates on net investment income in our non-U.S. segments and changes in inflation rates on our inflation-indexed investments, investment yields decreased. Investment results were negatively affected by lower yields on fixed income securities, lower returns on tax credit partnerships and lower income from derivatives. In addition, lower earnings on our securities lending program resulted primarily from lower margins and balances. These decreases were partially offset by higher returns on FVO Securities, private equities and equity-linked notes. In addition, lower interest credited rates improved adjusted earnings. The changes in market factors discussed above resulted in a $46 million decrease in adjusted earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Unfavorable underwriting resulted in an $85 million decrease in adjusted earnings, primarily as a result of higher claims and lapses in our Asia segment, unfavorable mortality in our U.S. and MetLife Holdings segments, unfavorable morbidity in our EMEA and MetLife Holding segments and higher catastrophe-related losses and increases in non-catastrophe and commercial claim costs in our Property & Casualty business. These unfavorable results were partially offset by favorable claims experience in our Group Benefits business. The impact in both periods of our annual actuarial assumption review resulted in a net decrease of $101 million in adjusted earnings, primarily due to less favorable assumption changes in our MetLife Holdings segment. Refinements to DAC and certain insurance-related liabilities, which were recorded in both periods, resulted in a $41 million decrease in adjusted earnings, primarily in our U.S. segment.
Interest Expense on Debt. Interest expense on debt decreased $23 million, primarily due to the exchange of senior notes for FVO Brighthouse Common Stock and the redemption of senior notes for cash in 2018.
Expenses. Expenses increased compared to the prior period, which resulted in a $13 million decrease in adjusted earnings, primarily due to increases in certain corporate-related and legal expenses and higher expenses associated with corporate initiatives and projects, including the continued investment in our unit cost initiative, partially offset by lower interest expenses on tax positions and employee-related costs, as well as a decline in costs as a result of certain other enterprise-wide initiatives.
Taxes. For the three months ended September 30, 2019 and 2018, our effective tax rate on adjusted earnings was 18% and 17%, respectively. Our effective tax rates differed from the U.S. statutory rate primarily due to tax benefits from non-taxable investment income and tax credits, partially offset by tax charges from foreign earnings taxed at different rates than the U.S. statutory rate.
Nine Months Ended September 30, 2019 Compared with the Nine Months Ended September 30, 2018
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the decrease in adjusted earnings were the impact of our annual actuarial assumption review and unfavorable underwriting.

Foreign Currency. Changes in foreign currency exchange rates had a $69 million negative impact on adjusted earnings for the first nine months of 2019 compared to the prior period. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. We benefited from positive net flows from many of our businesses, which increased our invested asset base. Growth in the investment portfolios of our Asia and U.S. segments resulted in higher net investment income. However, this was partially offset by a corresponding increase in interest credited expenses on certain insurance-related liabilities. Higher fee income in our Asia, Latin America and EMEA segments was largely offset by lower fee income in our MetLife Holdings segment. Business growth also drove an increase in commissions, which was offset by higher DAC capitalization. A decrease in expenses was primarily due to the 2019 abatement of the annual health insurer fee under the PPACA. The combined impact of the items affecting our business growth, partially offset by higher DAC amortization, resulted in a $202 million increase in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Excluding the impact of changes in foreign currency exchange rates on net investment income in our non-U.S. segments and changes in inflation rates on our inflation-indexed investments, investment yields decreased. Investment yields were negatively affected by lower yields on fixed income securities, lower income from derivatives and lower returns on tax credit partnerships. In addition, lower earnings on our securities lending program resulted primarily from lower margins and balances. These decreases were partially offset by higher returns on FVO Securities and equity-linked notes and higher prepayment fees. In addition, a net increase in interest credited expenses was due to the impact of interest rate fluctuations, period over period, which resulted in an increase in our average interest credited rates on deposit-type liabilities, partially offset by lower rates on long-duration liabilities. The changes in market factors discussed above, partially offset by lower DAC amortization, resulted in a $62 million decrease in adjusted earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Unfavorable underwriting resulted in a $78 million decrease in adjusted earnings primarily as a result of higher claims and lapses in our Asia segment, unfavorable mortality in our MetLife Holdings and Latin America segments, and an increase in non-catastrophe claim costs in our Property & Casualty business, partially offset by favorable claims experience in our Group Benefits business, favorable mortality in our U.S. segment and lower catastrophe losses. The impact in both periods of our annual actuarial assumption review resulted in a net decrease of $101 million in adjusted earnings, primarily due to less favorable assumption changes in our MetLife Holdings segment. Refinements to DAC and certain insurance-related liabilities, which were recorded in both periods, resulted in a $74 million decrease in adjusted earnings, primarily driven by our MetLife Holdings and Asia segments.
Interest Expense on Debt. Interest expense on debt decreased by $68 million, primarily due to the exchange of senior notes for FVO Brighthouse Common Stock and the redemption of senior notes for cash in 2018, partially offset by a premium paid in excess of the debt principal and accrued and unpaid interest due on senior notes redeemed in the current period.
Expenses. Expenses increased compared to the prior period, which resulted in a $32 million decrease in adjusted earnings, primarily due to higher costs associated with corporate initiatives and projects, including the continued investment in our unit cost initiative and a prior period reduction of a litigation reserve in Argentina, partially offset by lower interest on uncertain tax positions and employee-related costs, as well as a decline in costs associated with certain other enterprise-wide initiatives.
Taxes. For the nine months ended September 30, 2019, our effective tax rate on adjusted earnings was 18%. Our effective tax rate differed from the U.S. statutory rate primarily due to tax benefits from non-taxable investment income and tax credits, partially offset by tax charges from foreign earnings taxed at different rates than the U.S. statutory rate. For the nine months ended September 30, 2018, our effective tax rate on adjusted earnings was 18%. Our effective tax rate differed from the U.S. statutory rate primarily due to tax benefits from non-taxable investment income, tax credits and a non-cash transfer of assets from a wholly-owned U.K. investment subsidiary to its U.S. parent, partially offset by tax charges from foreign earnings taxed at different rates than the U.S. statutory rate and a tax adjustment in Chile.

Segment Results and Corporate & Other
U.S.
Business Overview. Sales were mixed across the segment for the three months ended September 30, 2019 compared to the prior period. RIS sales improved due to increases in pension risk transfer, stable value and specialized benefit resource sales. Changes in premiums for the RIS business were almost entirely offset by the related changes in policyholder benefits and claims. Sales decreased in both our Group Benefits and Property & Casualty businesses as compared to the prior period; however, Group Benefits sales are up 10% on a year-to-date basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Adjusted revenues
Premiums	$6,903	$6,431	$18,704	$22,950
Universal life and investment-type product policy fees	264	252	808	772
Net investment income	1,760	1,787	5,274	5,168
Other revenues	224	206	668	613
Total adjusted revenues	9,151	8,676	25,454	29,503
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	6,759	6,219	18,233	22,590
Interest credited to policyholder account balances	507	457	1,512	1,303
Capitalization of DAC	(131)	(116)	(372)	(336)
Amortization of DAC and VOBA	121	128	352	357
Interest expense on debt	3	2	8	8
Other expenses	1,004	982	3,006	2,908
Total adjusted expenses	8,263	7,672	22,739	26,830
Provision for income tax expense (benefit)	181	209	552	554
Adjusted earnings	$707	$795	$2,163	$2,119
Three Months Ended September 30, 2019 Compared with the Three Months Ended September 30, 2018
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. The impact of positive net flows from funding agreement issuances in the current period and the impact of a large pension risk transfer transaction in 2018 resulted in higher average invested assets, improving net investment income. However, consistent with the growth in average invested assets, interest credited expenses on long-duration liabilities increased. Higher volume-related expenses were partially offset by lower direct expenses, including certain employee-related expenses. This net increase in expenses, mostly offset by the decrease due to the 2019 abatement of the annual health insurer fee under the PPACA, was more than offset by a corresponding increase in premiums, fees and other revenues. The combined impact of the items affecting our business growth increased adjusted earnings by $45 million.
Market Factors. Market factors, including interest rate levels, variability in equity market returns and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased, primarily due to lower income from derivatives and lower yields from fixed income securities, as well as lower earnings on our securities lending program, primarily from lower margins and balances. However, net investment income increased from the impact of an increased crediting rate on interest on economic capital. Higher average interest credited rates on our deposit-type liabilities were offset by lower rates on our long-duration liabilities. The changes in market factors discussed above resulted in a $54 million decrease in adjusted earnings.

Underwriting and Other Insurance Adjustments. In our Property & Casualty business, higher catastrophe-related losses, coupled with increases in non-catastrophe and commercial claim costs, resulted in a $22 million decrease in adjusted earnings. Non-catastrophe claim costs were driven by higher severities and frequencies in both our auto and homeowner businesses. Less favorable mortality in our universal life and pension risk transfer businesses resulted in a $17 million decrease in adjusted earnings. Favorable claims experience in our Group Benefits business resulted in a $14 million increase in adjusted earnings. This is primarily due to favorable prior period development and renewal experience in the group disability business. In addition, in our accident & health business, the impact of growth in the business and favorable claims experience also contributed to the increase in adjusted earnings. These increases were partially offset by an increase in utilization in our dental business. Refinements to certain insurance and other liabilities, which were recorded in both periods, resulted in a $54 million decrease in adjusted earnings, which included a prior period favorable net insurance adjustment resulting from reserve and DAC modeling improvements in our individual disability insurance business.
Nine Months Ended September 30, 2019 Compared with the Nine Months Ended September 30, 2018
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. The impact of positive flows from funding agreement issuances in the current period and the impact of a large pension risk transfer transaction in the prior period resulted in higher average invested assets, improving net investment income. However, consistent with the growth in average invested assets, interest credited expenses on long-duration liabilities increased. Higher volume-related and premium tax expenses were partially offset by lower direct expenses, including certain employee-related expenses. This net increase in expenses, mostly offset by the decrease due to the 2019 abatement of the annual health insurer fee under the PPACA, was more than offset by a corresponding increase in premiums, fees and other revenues. The combined impact of the items affecting our business growth increased adjusted earnings by $135 million.
Market Factors. Market factors, including interest rate levels, variability in equity market returns and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased primarily due to lower income from derivatives, lower yields on fixed income securities and real estate investments, and lower earnings on our securities lending program, primarily from lower margins and balances. These decreases were partially offset by higher yields on mortgage loans and higher prepayment fees. In addition, net investment income increased as a result of the impact of an increased crediting rate on interest on economic capital. The impact of interest rate fluctuations, period over period, resulted in an increase in our average interest credited rates on deposit-type liabilities, partially offset by lower rates on our long-duration liabilities, which drove a net increase in interest credited expenses. The changes in market factors discussed above resulted in a $137 million decrease in adjusted earnings.
Underwriting and Other Insurance Adjustments. Favorable claims experience and the impact of growth in our Group Benefits business resulted in a $42 million increase in adjusted earnings. This was primarily driven by lower claim severity, favorable renewal results and an increase in recoveries in our group disability business. In both our accident & health and individual disability businesses, the impact of growth in the business and favorable claims experience also contributed to the increase in adjusted earnings. These favorable results were partially offset by less favorable dental results, driven by an increase in utilization and the impact of unfavorable prior period development in the current period. Favorable mortality, driven by claims experience in our term life business, primarily due to lower severity in the current period and the unfavorable impact of the influenza virus in the prior period, partially offset by less favorable mortality in our universal life, pension risk transfer and structured settlement businesses, resulted in a $31 million increase in adjusted earnings. In our Property & Casualty business, adjusted earnings decreased $25 million as a result of higher non-catastrophe claims costs driven by higher severities in both our auto and homeowner businesses and an increase in frequencies in our auto business, coupled with higher losses in the commercial business, partially offset by lower catastrophe costs and favorable prior period development. Refinements to certain insurance and other liabilities recorded in both periods resulted in a slight decrease to adjusted earnings, which included a prior period favorable net insurance adjustment resulting from reserve and DAC modeling improvements in our individual disability insurance business.

Asia
Business Overview. Sales for the three months ended September 30, 2019 decreased compared to the prior period, primarily driven by lower sales of foreign currency-denominated annuity and accident & health products in Japan, a large group case in Australia in the prior period, and the pending disposition of MetLife Hong Kong, partially offset by higher sales in Korea due to higher sales of retirement products and a new life product launch.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Adjusted revenues
Premiums	$1,654	$1,689	$4,984	$5,091
Universal life and investment-type product policy fees	430	428	1,255	1,221
Net investment income	915	830	2,739	2,464
Other revenues	14	12	43	40
Total adjusted revenues	3,013	2,959	9,021	8,816
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	1,264	1,354	3,862	3,934
Interest credited to policyholder account balances	440	381	1,267	1,094
Capitalization of DAC	(498)	(478)	(1,449)	(1,438)
Amortization of DAC and VOBA	353	366	972	993
Amortization of negative VOBA	(2)	(4)	(18)	(31)
Other expenses	955	943	2,865	2,871
Total adjusted expenses	2,512	2,562	7,499	7,423
Provision for income tax expense (benefit)	152	131	458	437
Adjusted earnings	$349	$266	$1,064	$956
Three Months Ended September 30, 2019 Compared with the Three Months Ended September 30, 2018
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $4 million for the third quarter of 2019 compared to the prior period, primarily due to the weakening of the Korean won and Australia dollar against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Asia’s premiums, fees and other revenues decreased as compared to the prior period, mainly driven by the pending disposition of MetLife Hong Kong. Positive net flows in Japan and Korea resulted in higher average invested assets, which improved net investment income. The increase in net investment income was partially offset by a corresponding increase in interest credited expenses on certain insurance liabilities. The combined impact of the items affecting our business growth improved adjusted earnings by $34 million.
Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment results were favorably impacted by higher derivative income, returns on private equities and hedge funds, yields on mortgage loans and earnings from our operating joint venture in China. These increases were partially offset by lower yields on fixed income securities supporting U.S. dollar-denominated products sold in Japan. In addition, lower interest credited rates improved adjusted earnings. The changes in market factors discussed above increased adjusted earnings by $15 million.
Underwriting and Actuarial Assumption Review. Higher claims and lapses in Japan decreased adjusted earnings by $29 million. The impact in both periods of our annual actuarial assumption review resulted in a net increase of $67 million in adjusted earnings.

Nine Months Ended September 30, 2019 Compared with the Nine Months Ended September 30, 2018
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $26 million for the first nine months of 2019 compared to the prior period, primarily due to the weakening of the Japanese yen and Korean won against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Asia’s premiums, fees and other revenues increased from the prior period mainly driven by growth in accident & health and foreign currency-denominated life products, partially offset by a decrease in premiums from yen-denominated life products in Japan and the pending disposition of MetLife Hong Kong. The decrease in premiums from yen-denominated life products was partially offset by a related decline in policyholder benefits. Positive net flows in Japan and Korea resulted in higher average invested assets, which improved net investment income. The increase in net investment income was partially offset by a corresponding increase in interest credited expenses on certain insurance liabilities. The combined impact of the items affecting our business growth improved adjusted earnings by $100 million.
Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment results were favorably impacted by higher derivative income, earnings from our operating joint venture in China (mainly driven by a regulatory change), returns from hedge funds and real estate investments, and yields on mortgage loans. These increases were partially offset by lower returns on private equities and yields on fixed income securities in Korea and Bangladesh. The changes in market factors discussed above increased adjusted earnings by $55 million.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Higher claims and lapses in Japan decreased adjusted earnings by $64 million. The impact in both periods of our annual actuarial assumption review resulted in a net increase of $67 million in adjusted earnings. Refinements to certain insurance liabilities and other liabilities that were recorded in both periods resulted in an $18 million decrease in adjusted earnings. Our prior period results include a favorable liability refinement of $24 million in Japan, partially offset by an unfavorable liability refinement of $10 million in Bangladesh.
Expenses and Taxes. Expenses increased as compared to the prior period, which reduced adjusted earnings by $5 million. Our current period results include a charge of $6 million related to a withholding tax provision on dividends from our operating joint venture in China.

Latin America
Business Overview. Sales for the three months ended September 30, 2019 increased compared to the prior period, primarily driven by higher sales of group and individual accident & health products in Mexico, Chile and Brazil, retirement products in Brazil and individual life products in Chile and Brazil.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Adjusted revenues
Premiums	$703	$692	$2,122	$2,079
Universal life and investment-type product policy fees	256	229	820	786
Net investment income	295	339	951	942
Other revenues	8	7	31	24
Total adjusted revenues	1,262	1,267	3,924	3,831
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	656	670	2,043	1,976
Interest credited to policyholder account balances	74	102	254	295
Capitalization of DAC	(102)	(97)	(296)	(282)
Amortization of DAC and VOBA	58	5	215	136
Amortization of negative VOBA	—	(1)	—	(1)
Interest expense on debt	—	2	2	5
Other expenses	356	351	1,074	1,052
Total adjusted expenses	1,042	1,032	3,292	3,181
Provision for income tax expense (benefit)	65	65	184	195
Adjusted earnings	$155	$170	$448	$455
Three Months Ended September 30, 2019 Compared with the Three Months Ended September 30, 2018
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $8 million for the third quarter of 2019 compared to the prior period, mainly due to the weakening of the Chilean and Mexican pesos against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Latin America experienced growth across several lines of business primarily within Chile and Mexico. This growth resulted in increased premiums and policy fee income, which was partially offset by related changes in policyholder benefits. A decrease in average invested assets, primarily from Mexico, partially offset in Chile, resulted in lower net investment income. Although business growth drove an increase in commissions, net of DAC capitalization, this was more than offset by decreases in interest credited expense on certain insurance liabilities and other variable expenses. The combined impact of the items affecting business growth, including higher DAC amortization, resulted in a slight decrease to adjusted earnings.
Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields increased driven by higher returns on FVO Securities, due to the favorable impact of equity markets on our Chilean encaje, fixed income securities in Chile and Argentina and higher derivative income in Mexico. These increases were partially offset by decreases in yields on fixed income securities in Mexico and lower derivative income in Chile. The changes in market factors discussed above increased adjusted earnings by $11 million.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Favorable underwriting resulted in a slight increase to adjusted earnings. The impact in both periods of our annual actuarial assumption review resulted in a net decrease of $18 million in adjusted earnings. In addition, refinements to certain insurance liabilities and other adjustments in both periods, primarily in Chile and Mexico, resulted in a $4 million increase to adjusted earnings.
Taxes. Certain tax-related adjustments in both periods resulted in a net decrease in adjusted earnings of $6 million.

Nine Months Ended September 30, 2019 Compared with the Nine Months Ended September 30, 2018
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $23 million for the first nine months of 2019 compared to the prior period, mainly due to the weakening of the Argentinian and Chilean pesos against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Latin America experienced growth across several lines of business primarily within Chile and Mexico. This growth resulted in increased premiums and policy fee income, which was partially offset by related changes in policyholder benefits. Positive net flows, primarily from Chile and Argentina, partially offset by Mexico, resulted in an increase in average invested assets and generated higher net investment income. Although business growth drove an increase in commissions, net of DAC capitalization, this was more than offset by decreases in interest credited expense on certain insurance liabilities and other variable expenses. The combined impact of the items affecting business growth, including higher DAC amortization, increased adjusted earnings by $35 million.
Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields increased driven by higher yields on FVO Securities, due to the favorable impact of equity markets on our Chilean encaje and fixed income securities in Chile, Mexico and Argentina. These increases in investment yields were partially offset by lower derivative income in Chile and Mexico and lower yields on mortgage loans in Chile. The changes in market factors discussed above increased adjusted earnings by $55 million.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Unfavorable underwriting resulted in a $12 million decrease to adjusted earnings primarily driven by higher claims experience across the region. The impact in both periods of our annual actuarial assumption review resulted in a net decrease of $18 million in adjusted earnings. In addition, refinements to certain insurance liabilities and other adjustments in both periods, primarily in Brazil, Mexico and Chile, resulted in a $3 million increase to adjusted earnings.
Expenses and Taxes. A $51 million increase in expenses was primarily the result of a prior period reduction of a litigation reserve in Argentina, along with various other expense increases. Tax-related adjustments in both periods, primarily related to foreign exchange volatility in Argentina, resulted in a net decrease in adjusted earnings of $21 million. Prior period results also include tax expenses of $23 million primarily driven by a $17 million tax charge related to a tax adjustment in Chile and a $5 million tax charge in Colombia to establish a deferred tax liability due to a change in tax status.

EMEA
Business Overview. Sales for the three months ended September 30, 2019 increased compared to the prior period, primarily driven by increases in our employee benefits business in Egypt, our credit life business in Turkey and our life insurance business in the Gulf region, partially offset by declines in our employee benefits and credit life businesses in the Gulf region.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Adjusted revenues
Premiums	$526	$514	$1,619	$1,611
Universal life and investment-type product policy fees	117	105	325	324
Net investment income	73	73	220	221
Other revenues	13	15	40	51
Total adjusted revenues	729	707	2,204	2,207
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	291	281	867	861
Interest credited to policyholder account balances	25	24	72	75
Capitalization of DAC	(128)	(109)	(371)	(348)
Amortization of DAC and VOBA	128	110	327	324
Amortization of negative VOBA	(2)	(2)	(6)	(12)
Other expenses	341	333	1,029	1,023
Total adjusted expenses	655	637	1,918	1,923
Provision for income tax expense (benefit)	21	15	70	62
Adjusted earnings	$53	$55	$216	$222
Three Months Ended September 30, 2019 Compared with the Three Months Ended September 30, 2018
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates resulted in a slight decrease in adjusted earnings for the third quarter of 2019 as compared to the prior period. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. A decrease in our pensions business in Romania due to regulatory changes and a decline in our residual in-force wealth management business in the U.K., largely offset by growth in our accident & health business across several European markets and our credit life business in Turkey, resulted in a slight decrease in adjusted earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Unfavorable underwriting, primarily in our employee benefits businesses in the U.K., the Gulf, and Greece, decreased adjusted earnings by $9 million. The impact in both periods of our annual actuarial assumption review resulted in a net increase of $10 million in adjusted earnings. Refinements to certain insurance-related assets and liabilities that were recorded in both periods resulted in a $5 million decrease in adjusted earnings.
Expenses and Taxes. Adjusted earnings increased by $8 million due to lower costs associated with enterprise-wide initiatives. Adjusted earnings decreased $4 million due to an unfavorable change in tax expenses mainly in the Gulf, U.K., Russia and Slovakia due to changes in business mix among tax jurisdictions.

Nine Months Ended September 30, 2019 Compared with the Nine Months Ended September 30, 2018
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $20 million for the first nine months of 2019 as compared to the prior period, primarily driven by the strengthening of the U.S. dollar against the Turkish lira, the euro, the British pound and the Polish zloty. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Growth from our accident & health and credit life businesses in Turkey and across several European markets, partially offset by a decrease in our pensions business in Romania due to regulatory changes, increased adjusted earnings by $5 million.
Market Factors. Market factors, including interest rate levels and variability in equity market returns, impacted our results favorably by $7 million primarily due to higher investment yields in Turkey and Ukraine.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Favorable underwriting, primarily in our accident & health business in the Gulf and Turkey, increased adjusted earnings by $5 million. The impact in both periods of our annual actuarial assumption review resulted in a net increase of $10 million in adjusted earnings. Refinements to certain insurance-related assets and liabilities that were recorded in both periods resulted in a $2 million increase in adjusted earnings.
Expenses and Taxes. Adjusted earnings decreased by $7 million, primarily due to the prior period release of provisions arising from the finalization of historic corporate tax filings, partially offset by lower costs associated with enterprise-wide initiatives. Adjusted earnings decreased $8 million due to an unfavorable change in tax expenses mainly in the Gulf, U.K., Russia and Slovakia due to changes in business mix among tax jurisdictions, as well as an unfavorable revision to a tax asset in Greece.
MetLife Holdings
Business Overview. Our MetLife Holdings segment consists of operations relating to products and businesses, previously included in our former retail business, that we no longer actively market in the United States. We anticipate an average decline in premiums, fees and other revenues of approximately 5% per year from expected business run-off.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Adjusted revenues
Premiums	$925	$949	$2,776	$2,856
Universal life and investment-type product policy fees	284	286	844	901
Net investment income	1,316	1,375	3,941	4,056
Other revenues	52	70	184	205
Total adjusted revenues	2,577	2,680	7,745	8,018
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	1,856	1,766	5,207	5,022
Interest credited to policyholder account balances	228	238	681	709
Capitalization of DAC	(9)	(8)	(23)	(28)
Amortization of DAC and VOBA	94	13	237	214
Interest expense on debt	2	2	6	6
Other expenses	223	264	687	815
Total adjusted expenses	2,394	2,275	6,795	6,738
Provision for income tax expense (benefit)	34	78	185	248
Adjusted earnings	$149	$327	$765	$1,032

Three Months Ended September 30, 2019 Compared with the Three Months Ended September 30, 2018
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. The negative net flows in our deferred annuities business and a decrease in universal life deposits resulted in lower fee income. Lower net investment income, resulting from a reduced invested asset base, also decreased adjusted earnings. The combined impact of the items affecting our business growth, partially offset by lower DAC amortization, resulted in a $15 million decrease in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased primarily due to a decline in yields on fixed income securities, lower returns on real estate investments, as well as decreased prepayments. The decrease in investment yields was partially offset by higher returns on private equities. In our deferred annuity business, higher equity returns drove an increase in asset-based fee income. The changes in market factors discussed above, partially offset by lower DAC amortization, resulted in a $31 million decrease in adjusted earnings.
Underwriting, Actuarial Assumption Review, and Other Insurance Adjustments. Adjusted earnings decreased $23 million, primarily driven by less favorable underwriting in our long-term care and traditional life businesses, partially offset by favorable underwriting in our annuity business. The impact in both periods of our annual actuarial assumption review resulted in a net decrease of $160 million in adjusted earnings. Changes mainly in mortality, economic assumptions, and operational assumptions, including updates to closed block projections, were less favorable in the current period. Refinements to DAC and certain insurance related liabilities that were recorded in both periods resulted in a $15 million increase in adjusted earnings. This includes a current period charge due to an increase in our IBNR long-term care reserves reflecting enhancements to our methodology related to potential claims. This also includes the following prior period refinements: (i) a benefit resulting from modeling improvements in our life business; and (ii) a charge due to an increase in our IBNR life reserves, reflecting enhancements to our processes related to potential claims.
Expenses. Adjusted earnings increased by $27 million due to declines in employee-related costs and lower operational expenses as a result of enterprise-wide initiatives.

Nine Months Ended September 30, 2019 Compared with the Nine Months Ended September 30, 2018
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. The negative net flows in our deferred annuities business and a decrease in universal life deposits resulted in lower fee income. Lower net investment income, resulting from a reduced invested asset base, primarily in fixed income securities, decreased adjusted earnings. The reduced invested asset base is primarily the result of negative net flows in our deferred annuities and life businesses. This decline was partially offset by invested asset growth from our long-term care business. The combined impact of the items affecting our business growth, partially offset by lower DAC amortization, resulted in a $66 million decrease in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased primarily due to lower yields on fixed income securities and lower returns on real estate investments. The decline in investment yields was partially offset by increased prepayment fees and higher returns on FVO Securities. In our deferred annuity business, higher equity returns drove an increase in asset-based fee income. The changes in market factors discussed above, partially offset by lower DAC amortization, resulted in a $45 million decrease in adjusted earnings.
Underwriting, Actuarial Assumption Review, and Other Insurance Adjustments. Adjusted earnings decreased $54 million, primarily driven by less favorable underwriting in our traditional life and long-term care businesses. The impact in both periods of our annual actuarial assumption review resulted in a net decrease of $160 million in adjusted earnings. Changes mainly in mortality, economic assumptions, and operational assumptions, including updates to closed block projections, were less favorable in the current period. Refinements to DAC and certain insurance-related liabilities that were recorded in both periods resulted in a $60 million decrease in adjusted earnings. This includes a current period charge due to an increase in our IBNR long-term care reserves reflecting enhancements to our methodology related to potential claims. This also includes the following prior period refinements: (i) a favorable reserve adjustment relating to certain variable annuity guarantees assumed from a former joint venture in Japan; (ii) a benefit resulting from modeling improvements in our life business; and (iii) a charge due to an increase in our IBNR life reserves, reflecting enhancements to our processes related to potential claims.

Expenses. Adjusted earnings increased by $100 million due to declines in employee-related costs and lower operational expenses as a result of enterprise-wide initiatives.
Corporate & Other

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Adjusted revenues
Premiums	$35	$(33)	$75	$(14)
Universal life and investment-type product policy fees	1	—	2	—
Net investment income	114	58	183	157
Other revenues	36	86	212	246
Total adjusted revenues	186	111	472	389
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	32	(38)	70	(38)
Capitalization of DAC	(3)	(2)	(9)	(7)
Amortization of DAC and VOBA	2	2	5	5
Interest expense on debt	218	246	715	798
Other expenses	320	314	831	805
Total adjusted expenses	569	522	1,612	1,563
Provision for income tax expense (benefit)	(192)	(206)	(538)	(599)
Adjusted earnings	(191)	(205)	(602)	(575)
Less: Preferred stock dividends	32	32	121	84
Adjusted earnings available to common shareholders	$(223)	$(237)	$(723)	$(659)
The table below presents adjusted earnings available to common shareholders by source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Business activities	$25	$13	$50	$31
Net investment income	114	107	189	214
Interest expense on debt	(229)	(256)	(748)	(831)
Corporate initiatives and projects	(151)	(132)	(368)	(268)
Other	(142)	(101)	(263)	(278)
Provision for income tax (expense) benefit and other tax-related items	192	164	538	557
Preferred stock dividends	(32)	(32)	(121)	(84)
Adjusted earnings available to common shareholders	$(223)	$(237)	$(723)	$(659)
Three Months Ended September 30, 2019 Compared with the Three Months Ended September 30, 2018
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Activities. Adjusted earnings from business activities increased $9 million. This was primarily related to improved results from our start-up operations.
Net Investment Income. Higher returns on FVO Securities and equity-linked notes favorably impacted net investment income. These increases were partially offset by lower income on fixed income securities and higher losses on tax credit partnerships, resulting in an increase of $6 million in net investment income.

Interest Expense on Debt. Interest expense on debt decreased $21 million, primarily due to the exchange of senior notes for FVO Brighthouse Common Stock and the redemption of senior notes for cash in 2018.
Corporate Initiatives and Projects. Adjusted earnings decreased $15 million due to higher expenses associated with corporate initiatives and projects, most notably, costs associated with the continued investment in our unit cost initiative, partially offset by lower costs associated with certain other enterprise-wide initiatives.
Provision for Income Tax (Expense) Benefit and Other Tax-Related Items. An unfavorable change in Corporate & Other’s effective tax rate was primarily due to lower utilization of tax preferenced items, which include non-taxable investment income, tax credits, and foreign earnings taxed at different rates than the U.S. statutory rate. The prior period provision for income tax (expense) benefit and other tax related items included a reduction in adjusted earnings related to certain tax impacts on tax credit partnership investments.
Other. Adjusted earnings decreased $32 million, primarily as a result of increases in certain corporate-related and legal expenses, partially offset by lower interest expenses on tax positions.
Nine Months Ended September 30, 2019 Compared with the Nine Months Ended September 30, 2018
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Activities. Adjusted earnings from business activities increased $15 million. This was primarily related to improved results from our start-up operations.
Net Investment Income. Higher losses on tax credit partnerships, decreased income on mortgage loans and derivatives, and lower returns on both real estate investments and private equities unfavorably impacted net investment income. In addition, there were lower earnings on our securities lending program. These decreases were partially offset by increased returns on FVO Securities and equity-linked notes, resulting in a decrease of $19 million in net investment income.
Interest Expense on Debt. Interest expense on debt decreased by $66 million, primarily due to the exchange of senior notes for FVO Brighthouse Common Stock and the redemption of senior notes for cash in 2018, partially offset by a premium paid in excess of the debt principal and accrued and unpaid interest due on senior notes redeemed in the current period.
Corporate Initiatives and Projects. Adjusted earnings decreased $79 million due to higher expenses associated with corporate initiatives and projects, most notably, costs associated with the continued investment in our unit cost initiative, partially offset by lower costs associated with certain other enterprise-wide initiatives.
Provision for Income Tax (Expense) Benefit and Other Tax-Related Items. An unfavorable change in Corporate & Other’s effective tax rate was primarily due to a prior period tax benefit related to a non-cash transfer of assets from a wholly-owned U.K. investment subsidiary to its U.S. parent and lower utilization of tax preferenced items, which include non-taxable investment income, tax credits, and foreign earnings taxed at different rates than the U.S. statutory rate. The prior period provision for income tax (expense) benefit and other tax related items included a reduction in adjusted earnings related to certain tax impacts on tax credit partnership investments.
Other. Adjusted earnings increased $13 million, primarily as a result of lower interest expenses on tax positions, lower legal expenses and declines in various other expenses, partially offset by a loss related to the sale of a run-off business that was previously reinsured, as well as increases in certain corporate-related expenses.
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
European Investments
To support our European insurance operations and related policyholder liabilities, we maintain general account investments in Europe and certain of our non-European operations invest in Europe for diversification. We have proactively mitigated risk in both direct and indirect European exposures by investing in a diversified portfolio of high quality investments with a focus on the higher-rated countries, including the U.K., France, Germany, the Netherlands, Poland, Belgium and Ireland. The sovereign and agency debt of these countries have investment grade credit ratings from major rating agencies. European sovereign and agency fixed maturity securities AFS and perpetual hybrid securities classified as non-redeemable preferred stock are invested in a diversified portfolio of primarily non-financial services securities. At September 30, 2019, our exposure to such securities, including loan-backed securities, totaled $43.5 billion, at estimated fair value, of which $8.3 billion was in sovereign and agency fixed maturity securities AFS. See “— Fixed Maturity Securities AFS and Equity Securities,” as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment — European Investments” included in the 2018 Annual Report for further information.
Selected Country and Sector Investments
We have exposure to volatility from both maintaining general account investments to support our insurance operations and related policyholder liabilities where we operate and through our global portfolio diversification. This includes exposure to volatility in the U.K., China, Hong Kong SAR, Turkey and Argentina. Our investment in sovereign fixed maturity securities AFS of these governments was $829 million, at estimated fair value, at September 30, 2019. Such exposure to sovereign fixed maturity securities AFS net of purchased credit default swaps was $809 million at September 30, 2019. The notional value and estimated fair value of the sovereign purchased credit default swaps was $23 million and $3 million, respectively, at September 30, 2019. Our exposure to total fixed maturity securities AFS of the U.K., China, Hong Kong SAR, Turkey and Argentina, including corporate and loan-backed securities was $18.1 billion, at estimated fair value, and $17.9 billion, at amortized cost, at September 30, 2019.
We also have sector specific exposure to volatility, including the impact of variability in oil prices on the energy sector. Our investment in energy sector fixed maturity securities AFS was $9.8 billion, at estimated fair value, and $9.0 billion, at amortized cost, at September 30, 2019.
We manage direct and indirect investment exposure in the selected countries and the energy sector through fundamental credit analysis and we continually monitor and adjust our level of investment exposure. We do not expect that our general account investments in these countries or the energy sector will have a material adverse effect on our results of operations or financial condition.

Investment Portfolio Results
The reconciliation of net investment income under GAAP to net investment income, as reported on an adjusted earnings basis, is presented below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Net investment income — GAAP basis	$4,623	$4,486	$14,224	$12,704
Investment hedge adjustments	121	125	344	354
Unit-linked contract income	(250)	(149)	(1,247)	(82)
Other	(21)	—	(13)	32
Net investment income, as reported on an adjusted basis (1)	$4,473	$4,462	$13,308	$13,008
__________________

(1)
See “— Non-GAAP and Other Financial Disclosures — Adjusted earnings and related measures — Adjusted revenues and adjusted expenses — Net investment income” for a discussion of the adjustments made to net investment income under GAAP in calculating net investment income, as reported on an adjusted basis.

The following yield table presents our investment portfolio results for the periods indicated. We calculate yields on our investment portfolio using the non-GAAP performance metric of net investment income, as reported on an adjusted basis, which includes the impact of changes in foreign currency exchange rates. This yield table presentation is consistent with how we measure our investment performance for management purposes, and we believe it enhances understanding of our investment portfolio results.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019		2018		2019		2018
	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount
	(Dollars in millions)
Fixed maturity securities AFS (2), (3)	4.15%	$2,901	4.30%	$2,980	4.23%	$8,778	4.26%	$8,764
Mortgage loans (3)	4.74%	929	4.80%	859	4.76%	2,784	4.64%	2,466
Real estate and real estate joint ventures	3.53%	91	3.67%	90	3.08%	233	3.84%	282
Policy loans	5.33%	129	5.35%	130	5.32%	386	5.23%	381
Equity securities	4.62%	13	4.74%	14	5.07%	45	4.41%	45
Other limited partnership interests	15.37%	279	14.86%	229	12.51%	653	13.15%	589
Cash and short-term investments	2.31%	62	2.79%	71	2.58%	206	2.33%	178
Other invested assets		226		211		654		670
Investment income	4.57%	4,630	4.65%	4,584	4.55%	13,739	4.57% %	13,375
Investment fees and expenses	(0.13)%	(134)	(0.12)%	(121)	(0.14)%	(408)	(0.13)%	(366)
Net investment income including divested businesses (4)	4.44%	4,496	4.53%	4,463	4.41%	13,331	4.44%	13,009
Less: net investment income from divested businesses (4)		23		1		23		1
Net investment income, as reported on an adjusted basis		$4,473		$4,462		$13,308		$13,008
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

(2)
Investment income from fixed maturity securities AFS includes amounts from FVO Securities of $59 million and $152 million for the three months and nine months ended September 30, 2019, respectively, and $11 million and $25 million for the three months and nine months ended September 30, 2018, respectively.

(3)	Investment income from fixed maturity securities AFS and mortgage loans includes prepayment fees.

(4)	See “— Non-GAAP and Other Financial Disclosures — Adjusted earnings and related measures — Adjusted revenues and adjusted expenses” for discussion of divested businesses.
See “— Results of Operations — Consolidated Results — Adjusted Earnings” for an analysis of the period over period changes in investment portfolio results.
Fixed Maturity Securities AFS and Equity Securities
The following table presents fixed maturity securities AFS and equity securities by type (public or private) and information about perpetual and redeemable securities held at:

	September 30, 2019		December 31, 2018
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities AFS
Publicly-traded	$268,734	82.4%	$249,595	83.7%
Privately-placed	57,315	17.6	48,670	16.3
Total fixed maturity securities AFS	$326,049	100.0%	$298,265	100.0%
Percentage of cash and invested assets	66.4%		66.0%
Equity securities
Publicly-traded	$1,162	86.7%	$1,282	89.0%
Privately-held	179	13.3	158	11.0
Total equity securities	$1,341	100.0%	$1,440	100.0%
Percentage of cash and invested assets	0.3%		0.3%
Perpetual and redeemable securities
Perpetual securities included within fixed maturity securities AFS and equity securities	$349		$367
Redeemable preferred stock with a stated maturity included within fixed maturity securities AFS	$545		$911
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

	September 30, 2019
	Fixed Maturity Securities AFS		Equity Securities
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$20,153	6.2%	$795	59.3%
Level 2
Independent pricing sources	286,514	87.9	74	5.5
Internal matrix pricing or discounted cash flow techniques	1,996	0.6	35	2.6
Significant other observable inputs	288,510	88.5	109	8.1
Level 3
Independent pricing sources	13,088	4.0	325	24.2
Internal matrix pricing or discounted cash flow techniques	4,002	1.2	92	6.9
Independent broker quotations	296	0.1	20	1.5
Significant unobservable inputs	17,386	5.3	437	32.6
Total estimated fair value	$326,049	100.0%	$1,341	100.0%
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for the fixed maturity securities AFS and equity securities fair value hierarchy.
The majority of the Level 3 fixed maturity securities AFS and equity securities were concentrated in three sectors at September 30, 2019: foreign corporate securities, U.S. corporate securities and RMBS. During the three months ended September 30, 2019, Level 3 fixed maturity securities AFS increased by $1.5 billion, or 9%. The increase was driven by purchases in excess of sales, transfers into Level 3 in excess of transfers out of Level 3 and by an increase in estimated fair value recognized in other comprehensive income (loss) (“OCI”). During the nine months ended September 30, 2019, Level 3 fixed maturity securities AFS increased by $2.5 billion, or 17%. The increase was driven by purchases in excess of sales and by an increase in estimated fair value recognized in OCI, partially offset by transfers out of Level 3 in excess of transfers into Level 3.
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

The following table presents total fixed maturity securities AFS by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the revised NAIC methodologies, as well as the percentage, based on estimated fair value that each NAIC designation is comprised of at:

		September 30, 2019				December 31, 2018
NAIC Designation	NRSRO Rating	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$203,057	$26,047	$229,104	70.3%	$197,604	$11,202	$208,806	70.0%
2	Baa	74,669	6,809	81,478	25.0	72,482	659	73,141	24.5
	Subtotal investment grade	277,726	32,856	310,582	95.3	270,086	11,861	281,947	94.5
3	Ba	11,096	304	11,400	3.5	11,249	(91)	11,158	3.7
4	B	3,413	10	3,423	1.0	4,745	(247)	4,498	1.6
5	Caa and lower	861	(252)	609	0.2	720	(73)	647	0.2
6	In or near default	34	1	35	—	16	(1)	15	—
	Subtotal below investment grade	15,404	63	15,467	4.7	16,730	(412)	16,318	5.5
	Total fixed maturity securities AFS	$293,130	$32,919	$326,049	100.0%	$286,816	$11,449	$298,265	100.0%
The following tables present total fixed maturity securities AFS, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the revised NAIC methodologies:

	Fixed Maturity Securities AFS — by Sector & Credit Quality Rating
NAIC Designation:	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating:	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(Dollars in millions)
September 30, 2019
U.S. corporate	$40,291	$38,319	$5,767	$2,383	$353	$1	$87,114
Foreign government	58,959	5,721	2,259	401	207	—	67,547
Foreign corporate	25,427	34,261	2,793	576	43	—	63,100
U.S. government and agency	40,376	426	—	—	—	—	40,802
RMBS	28,539	867	110	37	4	34	29,591
ABS	12,695	1,232	390	26	2	—	14,345
Municipals	12,300	609	33	—	—	—	12,942
CMBS	10,517	43	48	—	—	—	10,608
Total fixed maturity securities AFS	$229,104	$81,478	$11,400	$3,423	$609	$35	$326,049
Percentage of total	70.3%	25.0%	3.5%	1.0%	0.2%	—%	100.0%

December 31, 2018
U.S. corporate	$34,363	$35,081	$5,850	$3,102	$544	$8	$78,948
Foreign government	54,149	5,140	2,389	604	5	1	62,288
Foreign corporate	22,602	30,849	2,534	669	49	—	56,703
U.S. government and agency	38,915	407	—	—	—	—	39,322
RMBS	27,370	350	138	94	3	6	27,961
ABS	11,467	772	204	26	3	—	12,472
Municipals	11,056	439	38	—	—	—	11,533
CMBS	8,884	103	5	3	43	—	9,038
Total fixed maturity securities AFS	$208,806	$73,141	$11,158	$4,498	$647	$15	$298,265
Percentage of total	70.0%	24.5%	3.7%	1.6%	0.2%	—%	100.0%

U.S. and Foreign Corporate Fixed Maturity Securities AFS
We maintain a diversified portfolio of corporate fixed maturity securities AFS across industries and issuers. This portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top 10 holdings comprised 1% of total investments at both September 30, 2019 and December 31, 2018. The tables below present our U.S. and foreign corporate securities holdings by industry at:

	September 30, 2019		December 31, 2018
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$45,295	30.2%	$40,556	29.9%
Finance	34,112	22.7	30,546	22.5
Consumer	32,115	21.4	30,140	22.2
Utility	25,385	16.9	22,206	16.4
Communications	11,321	7.5	10,406	7.7
Other	1,986	1.3	1,797	1.3
Total	$150,214	100.0%	$135,651	100.0%
Structured Securities
We held $54.5 billion and $49.5 billion of Structured Securities, at estimated fair value, at September 30, 2019 and December 31, 2018, respectively, as presented in the RMBS, ABS and CMBS sections below.
RMBS
Our RMBS portfolio is diversified by security type and risk profile. The following table presents our RMBS portfolio by security type, risk profile and ratings profile at:

	September 30, 2019			December 31, 2018
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By security type:
Collateralized mortgage obligations	$16,835	56.9%	$1,415	$15,302	54.7%	$726
Pass-through mortgage-backed securities	12,756	43.1	287	12,659	45.3	(174)
Total RMBS	$29,591	100.0%	$1,702	$27,961	100.0%	$552
By risk profile:
Agency	$20,594	69.6%	$927	$19,834	70.9%	$5
Prime	1,271	4.3	70	1,123	4.0	47
Alt-A	3,356	11.3	374	3,361	12.0	277
Sub-prime	4,370	14.8	331	3,643	13.1	223
Total RMBS	$29,591	100.0%	$1,702	$27,961	100.0%	$552
Ratings profile:
Rated Aaa/AAA	$22,234	75.1%		$20,666	73.9%
Designated NAIC 1	$28,539	96.4%		$27,370	97.9%
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

Historically, we have managed our exposure to sub-prime RMBS holdings by focusing primarily on senior tranche securities, stress testing the portfolio with severe loss assumptions and closely monitoring the performance of the portfolio. Our sub-prime RMBS portfolio consists predominantly of securities that were purchased after 2012 at significant discounts to par value and discounts to the expected principal recovery value of these securities. The vast majority of these securities are investment grade under the NAIC designations (e.g., NAIC 1 and NAIC 2). At September 30, 2019 and December 31, 2018, the estimated fair value of our sub-prime RMBS holdings purchased since 2012 was $4.1 billion and $3.4 billion and unrealized gains (losses) were $302 million and $201 million, respectively.
ABS
Our ABS portfolio is diversified by collateral type and issuer. The following table presents our ABS portfolio by collateral type and ratings profile at:

	September 30, 2019			December 31, 2018
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By collateral type:
Collateralized obligations (1)	$7,698	53.6%	$(61)	$6,724	53.9%	$(112)
Student loans	1,416	9.9	14	1,256	10.1	13
Foreign residential loans	1,084	7.5	16	1,066	8.5	11
Automobile loans	877	6.1	9	895	7.2	1
Credit card loans	538	3.8	5	668	5.3	—
Consumer loans	1,087	7.6	17	580	4.7	4
Other loans	1,645	11.5	26	1,283	10.3	3
Total	$14,345	100.0%	$26	$12,472	100.0%	$(80)
Ratings profile:
Rated Aaa/AAA	$7,936	55.3%		$7,142	57.3%
Designated NAIC 1	$12,695	88.5%		$11,467	91.9%
__________________
(1) Includes collateralized loan obligations and collateralized debt obligations.

CMBS
Our CMBS portfolio is comprised primarily of securities collateralized by multiple properties and our portfolio is diversified by property type, borrower, geography and vintage year. The following tables present our CMBS portfolio by NRSRO rating and vintage year at:

	September 30, 2019
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003-2012	$405	$431	$340	$346	$121	$124	$7	$7	$—	$—	$873	$908
2013	709	753	642	676	250	258	30	29	55	40	1,686	1,756
2014	373	396	484	505	128	134	—	—	—	—	985	1,035
2015	459	486	89	95	34	36	—	—	—	—	582	617
2016	316	333	72	75	34	37	—	—	—	—	422	445
2017	803	835	618	651	192	196	—	—	—	—	1,613	1,682
2018	1,744	1,871	708	757	287	307	22	23	—	—	2,761	2,958
2019	704	722	96	97	377	388	—	—	—	—	1,177	1,207
Total	$5,513	$5,827	$3,049	$3,202	$1,423	$1,480	$59	$59	$55	$40	$10,099	$10,608
Ratings Distribution		54.9%		30.2%		14.0%		0.5%		0.4%		100.0%

	December 31, 2018
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003 - 2012	$488	$508	$266	$264	$229	$227	$7	$6	$—	$—	$990	$1,005
2013	723	746	644	655	279	277	—	—	59	43	1,705	1,721
2014	381	379	488	485	128	127	—	—	—	—	997	991
2015	523	514	81	80	34	34	—	—	—	—	638	628
2016	345	339	84	80	46	46	—	—	—	—	475	465
2017	862	851	666	654	234	228	39	39	—	—	1,801	1,772
2018	1,434	1,445	690	695	292	293	23	23	—	—	2,439	2,456
Total	$4,756	$4,782	$2,919	$2,913	$1,242	$1,232	$69	$68	$59	$43	$9,045	$9,038
Ratings Distribution		52.9%		32.2%		13.6%		0.8%		0.5%		100.0%
The tables above reflect NRSRO ratings including Moody’s Investors Service, S&P, Fitch Ratings and Morningstar, Inc. CMBS designated NAIC 1 were 99.1% and 98.3% of total CMBS at September 30, 2019 and December 31, 2018, respectively.
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
Overview of Fixed Maturity Security AFS OTTI Losses Recognized in Earnings
OTTI losses recognized in earnings on fixed maturity securities AFS were $20 million and $30 million for the three months and nine months ended September 30, 2019, respectively, as compared to $17 million for both the three months and nine months ended September 30, 2018. The most significant increase in OTTI losses was in U.S. and foreign corporate securities, which were $17 million for the nine months ended September 30, 2019. An increase of $9 million in OTTI losses on U.S. and foreign corporate securities was concentrated in industrial securities and was the result primarily of issuer specific factors in the energy sector in 2019.

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
Contractholder-Directed Equity Securities and Fair Value Option Securities
The estimated fair value of these investments, which are primarily comprised of Unit-linked investments, was $12.7 billion and $12.6 billion, or 2.6% and 2.8% of cash and invested assets, at September 30, 2019 and December 31, 2018, respectively. See Notes 6 and 8 of the Notes to the Interim Condensed Consolidated Financial Statements for a description of this portfolio, its fair value hierarchy and a rollforward of the fair value measurements for these investments measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
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
Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Mortgage loans carried at amortized cost and the related valuation allowances are summarized as follows at:

	September 30, 2019				December 31, 2018
	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment
	(Dollars in millions)
Commercial	$49,898	63.1%	$245	0.5%	$48,463	63.9%	$238	0.5%
Agricultural	15,752	19.9	48	0.3%	14,905	19.7	46	0.3%
Residential	13,441	17.0	57	0.4%	12,427	16.4	58	0.5%
Total	$79,091	100.0%	$350	0.4%	$75,795	100.0%	$342	0.5%
The carrying value of all mortgage loans, net of valuation allowance, was 16.1% and 16.8% of cash and invested assets at September 30, 2019 and December 31, 2018, respectively.
We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loan portfolios, 84% are collateralized by properties located in the United States, with the remaining 16% collateralized by properties located outside the United States, which included 4% of properties located in the U.K., at September 30, 2019. The carrying values of our commercial and agricultural mortgage loans located in California, New York and Texas were 18%, 11% and 7%, respectively, of total commercial and agricultural mortgage loans at September 30, 2019. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.

We manage our residential mortgage loan portfolio in a similar manner to reduce risk of concentration, with 92% collateralized by properties located in the United States and the remaining 8% collateralized by properties located outside the United States at September 30, 2019. The carrying values of our residential mortgage loans located in California, Florida, and New York were 33%, 9%, and 6%, respectively, of total residential mortgage loans at September 30, 2019.
Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The tables below present the diversification across geographic regions and property types of commercial mortgage loans at:

	September 30, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Pacific	$10,079	20.2%	$10,884	22.5%
Non-U.S.	9,480	19.0	9,281	19.1
Middle Atlantic	8,210	16.4	7,911	16.3
South Atlantic	6,896	13.8	6,347	13.1
West South Central	4,454	8.9	3,951	8.1
East North Central	3,225	6.5	2,840	5.9
New England	1,705	3.4	1,481	3.1
Mountain	1,774	3.6	1,387	2.9
West North Central	592	1.2	594	1.2
East South Central	530	1.1	564	1.2
Multi-Region and Other	2,953	5.9	3,223	6.6
Total recorded investment	49,898	100.0%	48,463	100.0%
Less: valuation allowances	245		238
Carrying value, net of valuation allowances	$49,653		$48,225
Property Type
Office	$23,455	47.0%	$23,995	49.5%
Retail	9,707	19.5	9,089	18.7
Apartment	6,906	13.8	7,018	14.5
Industrial	4,226	8.5	3,719	7.7
Hotel	3,617	7.2	3,479	7.2
Other	1,987	4.0	1,163	2.4
Total recorded investment	49,898	100.0%	48,463	100.0%
Less: valuation allowances	245		238
Carrying value, net of valuation allowances	$49,653		$48,225
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

Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 54% and 55% for September 30, 2019 and December 31, 2018, respectively, and our average debt service coverage ratio was 2.4x and 2.5x for September 30, 2019 and December 31, 2018, respectively. The debt service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually, on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 46% at both September 30, 2019 and December 31, 2018. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
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
See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how valuation allowances are established and monitored, and activity in and balances of the valuation allowance, as of and for the nine months ended September 30, 2019 and 2018.
Real Estate and Real Estate Joint Ventures
Real estate and real estate joint ventures is comprised of wholly-owned real estate and joint ventures with interests in single property income-producing real estate and, to a lesser extent, joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the operation of income-producing properties, as well as a runoff portfolio. We diversify our real estate investments by both geographic region and property type to reduce risk of concentration. The carrying value of real estate and real estate joint ventures was $10.2 billion and $9.7 billion, or 2.1% and 2.1% of cash and invested assets, at September 30, 2019 and December 31, 2018, respectively. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for a summary of real estate investments and income earned, as well as for the portion of our real estate investments leased under operating leases, a summary of the leased real estate investments, by property type, and the related operating lease income earned.
Other Limited Partnership Interests
Other limited partnership interests are comprised of investments in private funds, including private equity funds and hedge funds. At September 30, 2019 and December 31, 2018, the carrying value of other limited partnership interests was $7.4 billion and $6.6 billion, which included $590 million and $634 million of hedge funds, respectively. Other limited partnership interests were 1.5% of cash and invested assets at both September 30, 2019 and December 31, 2018. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds.

Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	September 30, 2019		December 31, 2018
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)
Freestanding derivatives with positive estimated fair values	$12,945	58.9%	$8,969	49.3%
Tax credit and renewable energy partnerships	2,029	9.2	2,457	13.5
Annuities funding structured settlement claims	1,276	5.8	1,279	7.0
Direct financing leases	1,244	5.7	1,192	6.5
Leveraged leases	1,108	5.1	1,108	6.1
Operating joint ventures	818	3.7	796	4.4
FHLB common stock	800	3.6	793	4.4
Funds withheld	455	2.1	416	2.3
Other	1,304	5.9	1,180	6.5
Total	$21,979	100.0%	$18,190	100.0%
Percentage of cash and invested assets	4.5%		4.0%
For the nine months ended September 30, 2019, tax credit partnership impairment losses were $92 million and renewable energy partnership disposal gains were $46 million.
For the nine months ended September 30, 2018, renewable energy partnership disposal losses were $83 million and leveraged lease impairment losses were $105 million.
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

•
Information about the primary underlying risk exposure, gross notional amount, and estimated fair value of our derivatives by type of hedge designation, excluding embedded derivatives held at September 30, 2019 and December 31, 2018.

•
The statement of operations effects of derivatives in net investments in foreign operations, cash flow, fair value, or nonqualifying hedge relationships for the three months and nine months ended September 30, 2019 and 2018.

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
Derivatives categorized as Level 3 at September 30, 2019 include: interest rate forwards with maturities which extend beyond the observable portion of the yield curve; interest rate total return swaps with unobservable repurchase rates; foreign currency swaps and forwards with certain unobservable inputs, including the unobservable portion of the yield curve; credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; and equity index options with unobservable correlation inputs. At September 30, 2019, less than 1% of the estimated fair value of our derivatives was priced through independent broker quotations.
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for a rollforward of the fair value measurements for derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
The gain (loss) on Level 3 derivatives primarily relates to interest rate total return swaps with unobservable repurchase rates. Other significant inputs, which are observable, include equity index levels, equity volatility and the swap yield curves. We validate the reasonableness of these inputs by valuing the positions using internal models and comparing the results to broker quotations.

The gain (loss) on Level 3 derivatives, percentage of gain (loss) attributable to observable and unobservable inputs, and the primary drivers of observable gain (loss) are summarized as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Gain (loss) recognized in net income (loss)	$27	$48
Approximate percentage of gain (loss) attributable to observable inputs	60%	77%
Primary drivers of observable gain (loss)	Decreases in interest rates on interest rate total return swaps.	Decreases in interest rates on interest rate total return swaps, partially offset by increases in certain equity index levels on equity derivatives.
Approximate percentage of gain (loss) attributable to unobservable inputs	40%	23%
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
Credit Derivatives
The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	September 30, 2019		December 31, 2018
Credit Default Swaps	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Purchased	$2,635	$(75)	$1,903	$(14)
Written	11,583	229	11,391	82
Total	$14,218	$154	$13,294	$68
The following table presents the gross gains, gross losses and net gains (losses) recognized in net derivative gains (losses) for credit default swaps as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2019			2018			2019			2018
Credit Default Swaps	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)
	(In millions)
Purchased (1)	$—	$(5)	$(5)	$—	$(9)	$(9)	$1	$(26)	$(25)	$13	$(11)	$2
Written (1)	4	(8)	(4)	70	—	70	193	(11)	182	32	(41)	(9)
Total	$4	$(13)	$(9)	$70	$(9)	$61	$194	$(37)	$157	$45	$(52)	$(7)
__________________

(1)	Gains (losses) do not include earned income (expense) on credit default swaps.

The unfavorable change in net gains (losses) on written credit default swaps of $74 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was due to certain credit spreads on certain credit default swaps used as replications widening in the current period as compared to narrowing in the prior period. The favorable change in net gains (losses) on written credit default swaps of $191 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was due to certain credit spreads on certain credit default swaps used as replications narrowing in the current period as compared to widening in the prior period.
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
Securities lending: Periodically we receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged, and which is not reflected on our consolidated balance sheets. The amount of this non-cash collateral was $105 million and $78 million at estimated fair value at September 30, 2019 and December 31, 2018, respectively.
Third-party custodian administered repurchase programs: We loan certain of our fixed maturity securities AFS to unaffiliated financial institutions and, in exchange, non-cash collateral is put on deposit by the unaffiliated financial institutions on our behalf with third-party custodians. The estimated fair value of securities loaned in connection with these transactions was $39 million and $78 million at September 30, 2019 and December 31, 2018, respectively. Non-cash collateral on deposit with third-party custodians on our behalf was $41 million and $84 million, at estimated fair value, at September 30, 2019 and December 31, 2018, respectively, which cannot be sold or re-pledged, and which is not reflected on our consolidated balance sheets.

Derivatives: We enter into derivatives to manage various risks relating to our ongoing business operations. We receive non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which is not reflected on our consolidated balance sheets. The amount of this non-cash collateral was $3.3 billion and $1.3 billion, at estimated fair value, at September 30, 2019 and December 31, 2018, respectively. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” and Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
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

MetLife Holdings
Future policy benefits for the life insurance business are comprised mainly of liabilities for traditional life insurance contracts. In order to manage risk, we have often reinsured a portion of the mortality risk on life insurance policies. We routinely evaluate our reinsurance programs, which may result in increases or decreases to existing coverage. We have entered into various interest rate derivative positions to mitigate the risk that investment of premiums received and reinvestment of maturing assets over the life of the policy will be at rates below those assumed in the original pricing of these contracts. For the annuities business, future policy benefits are comprised mainly of liabilities for life-contingent income annuities and liabilities for the variable annuity guaranteed minimum benefits that are accounted for as insurance. Other future policyholder benefits are comprised mainly of liabilities for disabled lives under disability waiver of premium policy provisions, and active life policies. In addition, for our other products, future policyholder benefits related to the reinsurance of our former Japan joint venture are comprised of liabilities for the variable annuity guaranteed minimum benefits that are accounted for as insurance.
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Group Benefits:

	September 30, 2019
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$4,766	$4,640
Equal to or greater than 2% but less than 4%	$1,699	$1,661
Equal to or greater than 4%	$747	$718
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

The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for RIS:

	September 30, 2019
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$149	$—
Equal to or greater than 2% but less than 4%	$1,075	$90
Equal to or greater than 4%	$4,576	$4,365
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Asia:

	September 30, 2019
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Annuities
Greater than 0% but less than 2%	$28,500	$1,633
Equal to or greater than 2% but less than 4%	$1,104	$364
Equal to or greater than 4%	$1	$1
Life & Other
Greater than 0% but less than 2%	$11,203	$10,840
Equal to or greater than 2% but less than 4%	$27,111	$9,300
Equal to or greater than 4%	$274	$274
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for the MetLife Holdings segment:

	September 30, 2019
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$1,355	$1,235
Equal to or greater than 2% but less than 4%	$18,165	$15,530
Equal to or greater than 4%	$7,920	$5,372
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

The table below presents the carrying value for guarantees at:

	Future Policy Benefits		Policyholder Account Balances
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
	(In millions)
Asia
GMDB	$4	$3	$—	$—
GMAB	—	—	40	34
GMWB	74	81	157	143
EMEA
GMDB	3	7	—	—
GMAB	—	—	19	24
GMWB	48	70	(66)	(82)
MetLife Holdings
GMDB	322	289	—	—
GMIB	766	743	330	106
GMAB	—	—	—	5
GMWB	132	129	555	563
Total	$1,349	$1,322	$1,035	$793
The carrying amounts for guarantees included in policyholder account balances above include nonperformance risk adjustments of $217 million and $263 million at September 30, 2019 and December 31, 2018, respectively. These nonperformance risk adjustments represent the impact of including a credit spread when discounting the underlying risk-neutral cash flows to determine the estimated fair values. The nonperformance risk adjustment does not have an economic impact on us as it cannot be monetized given the nature of these policyholder liabilities. The change in valuation arising from the nonperformance risk adjustment is not hedged.
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

GMDBs
We offer a range of GMDBs to our contractholders. The table below presents GMDBs, by benefit type, at September 30, 2019:

	Total Account Value (1)
	Asia & EMEA	MetLife Holdings
	(In millions)
Return of premium or five to seven year step-up	$7,680	$46,910
Annual step-up	—	3,118
Roll-up and step-up combination	—	5,711
Total	$7,680	$55,739
__________________

(1)
Total account value excludes $243 million for contracts with no GMDBs. The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed for GMDBs and for living benefit guarantees are not mutually exclusive.

Based on total account value, less than 19% of our GMDBs included enhanced death benefits such as the annual step-up or roll-up and step-up combination products. We expect the above GMDB risk profile to be relatively consistent for the foreseeable future.
Living Benefit Guarantees
The table below presents our living benefit guarantees based on total account values at September 30, 2019:

	Total Account Value (1)
	Asia & EMEA	MetLife Holdings
	(In millions)
GMIB	$—	$21,243
GMWB - non-life contingent (2)	1,817	2,546
GMWB - life-contingent	3,636	9,342
GMAB	1,320	263
Total	$6,773	$33,394
__________________

(1)
Total account value excludes $23.2 billion for contracts with no living benefit guarantees. The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed for GMDBs and for living benefit guarantee amounts are not mutually exclusive.

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

The table below presents our GMIB associated total account values, by their guaranteed payout basis, at September 30, 2019:

Total Account Value
(In millions)
7-year setback, 2.5% interest rate	$5,750
7-year setback, 1.5% interest rate	933
10-year setback, 1.5% interest rate	4,296
10-year mortality projection, 10-year setback, 1.0% interest rate	8,647
10-year mortality projection, 10-year setback, 0.5% interest rate	1,617
$21,243
The annuitization interest rates on GMIBs have been decreased from 2.5% to 0.5% over time, partially in response to the low interest rate environment, accompanied by an increase in the setback period from seven years to 10 years and the introduction of a 10-year mortality projection.
Additionally, 42% of the $21.2 billion of GMIB total account value has been invested in managed volatility funds as of September 30, 2019. These funds seek to manage volatility by adjusting the fund holdings within certain guidelines based on capital market movements. Such activity reduces the overall risk of the underlying funds while maintaining their growth opportunities. These risk mitigation techniques reduce or eliminate the need for us to manage the funds’ volatility through hedging or reinsurance.
Our GMIB products typically have a waiting period of 10 years to be eligible for annuitization. As of September 30, 2019, only 21% of our contracts with GMIBs were eligible for annuitization. The remaining contracts are not eligible for annuitization for an average of four years.
Once eligible for annuitization, contractholders would be expected to annuitize only if their contracts were in-the-money. We calculate in-the-moneyness with respect to GMIBs consistent with net amount at risk as discussed in Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements, by comparing the contractholders’ income benefits based on total account values and current annuity rates versus the guaranteed income benefits. The net amount at risk was $658 million at September 30, 2019, of which $603 million was related to GMIBs. For those contracts with GMIB, the table below presents details of contracts that are in-the-money and out-of-the-money at September 30, 2019:

	In-the- Moneyness	Total Account Value	% of Total
	(In millions)
In-the-money	30% +	$583	3%
	20% to 30%	396	2%
	10% to 20%	727	3%
	0% to 10%	1,490	7%
		3,196
Out-of-the-money	-10% to 0%	2,176	10%
	-20% to -10%	3,888	18%
	-20% +	11,983	56%
		18,047
Total GMIBs		$21,243

Derivatives Hedging Variable Annuity Guarantees
Our risk mitigating hedging strategy uses various over-the-counter and exchange traded derivatives. The table below presents the gross notional amount, estimated fair value and primary underlying risk exposure of the derivatives hedging our variable annuity guarantees:

	Instrument Type	September 30, 2019			December 31, 2018
Primary Underlying Risk Exposure		Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Interest rate	Interest rate swaps	$8,425	$88	$34	$8,209	$89	$3
	Interest rate futures	1,521	4	1	1,559	1	3
	Interest rate options	838	220	—	838	163	—
Foreign currency exchange rate	Foreign currency forwards	1,962	26	8	1,815	44	9
	Currency options	1	—	—	—	—	—
Equity market	Equity futures	3,768	7	14	2,730	11	77
	Equity index options	9,643	434	676	9,933	408	546
	Equity variance swaps	2,292	41	94	2,269	40	87
	Equity total return swaps	836	3	2	929	91	—
	Total	$29,286	$823	$829	$28,282	$847	$725
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

Short-term Liquidity
We maintain a substantial short-term liquidity position, which was $11.4 billion and $11.1 billion at September 30, 2019 and December 31, 2018, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed, including amounts received in connection with securities lending, repurchase agreements, derivatives, and secured borrowings, as well as amounts held in the closed block.
Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets, which was $221.7 billion and $202.7 billion at September 30, 2019 and December 31, 2018, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, repurchase agreements, derivatives, regulatory deposits, the collateral financing arrangement, funding agreements and secured borrowings, as well as amounts held in the closed block.
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

	Nine Months Ended September 30,
	2019	2018
	(In millions)
Sources:
Operating activities, net	$8,605	$10,437
Net change in policyholder account balances	4,990	4,168
Net change in payables for collateral under securities loaned and other transactions	3,703	644
Cash received for other transactions with tenors greater than three months	125	75
Long-term debt issued	1,382	24
Financing element on certain derivative instruments and other derivative related transactions, net	18	—
Preferred stock issued, net of issuance costs	—	1,274
Total sources	18,823	16,622
Uses:
Investing activities, net	10,493	10,992
Cash paid for other transactions with tenors greater than three months	200	—
Long-term debt repaid	901	1,311
Collateral financing arrangement repaid	47	48
Financing element on certain derivative instruments and other derivative related transactions, net	—	15
Treasury stock acquired in connection with share repurchases	2,035	2,792
Dividends on preferred stock	121	84
Dividends on common stock	1,237	1,263
Other, net	100	141
Effect of change in foreign currency exchange rates on cash and cash equivalents	58	187
Total uses	15,192	16,833
Net increase (decrease) in cash and cash equivalents	$3,631	$(211)
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
Preferred Stock
See Note 15 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report.
Common Stock
For the nine months ended September 30, 2019 and 2018, MetLife, Inc. issued 5,023,492 and 2,718,456 new shares of its common stock, respectively, for $170 million and $97 million, respectively, to satisfy various stock option exercises and other stock-based awards.
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
Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances
Certain of our U.S. insurance subsidiaries are members of a regional Federal Home Loan Bank (“FHLB”). For the nine months ended September 30, 2019 and 2018, we issued $25.0 billion and $22.1 billion, respectively, and repaid $25.0 billion and $22.3 billion, respectively, under funding agreements with certain regional FHLBs. At both September 30, 2019 and December 31, 2018, total obligations outstanding under these funding agreements were $15.1 billion. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report.
Federal Home Loan Bank Advance Agreements, Reported in Payables for Collateral Under Securities Loaned and Other Transactions
For the nine months ended September 30, 2019 and 2018, we issued $2.3 billion and $2.3 billion, respectively, and repaid $2.3 billion and $1.8 billion, respectively, under advance agreements with a regional FHLB. At both September 30, 2019 and December 31, 2018, total obligations outstanding under these advance agreements were $800 million. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements.

Special Purpose Entity Funding Agreements, Reported in Policyholder Account Balances
We issue fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. For the nine months ended September 30, 2019 and 2018, we issued $27.8 billion and $31.8 billion, respectively, and repaid $27.3 billion and $32.8 billion, respectively, under such funding agreements. At September 30, 2019 and December 31, 2018, total obligations outstanding under these funding agreements were $33.5 billion and $32.3 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report.
Federal Agricultural Mortgage Corporation Funding Agreements, Reported in Policyholder Account Balances
We have issued funding agreements to a subsidiary of the Federal Agricultural Mortgage Corporation (“Farmer Mac”), as well as to certain SPEs that have issued debt securities for which payment of interest and principal is secured by such funding agreements, and such debt securities are also guaranteed as to payment of interest and principal by Farmer Mac. The obligations under all such funding agreements are secured by a pledge of certain eligible agricultural mortgage loans. For the nine months ended September 30, 2019 and 2018, we issued $700 million and $900 million, respectively, and repaid $700 million and $900 million, respectively, under such funding agreements. At both September 30, 2019 and December 31, 2018, total obligations outstanding under these funding agreements were $2.6 billion. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report.
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
Credit and Committed Facilities
At September 30, 2019, we maintained a $3.0 billion unsecured revolving credit facility and certain committed facilities aggregating $3.3 billion, of which MetLife, Inc. is a party and/or guarantor. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
The unsecured revolving credit facility is used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At September 30, 2019, we had outstanding $729 million in letters of credit and no drawdowns against this facility. Remaining availability was $2.3 billion at September 30, 2019.
The committed facilities are used as collateral for certain of our affiliated reinsurance liabilities. At September 30, 2019, we had outstanding $2.8 billion in letters of credit and no drawdowns against these facilities. Remaining availability was $454 million at September 30, 2019.
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

Outstanding Debt Under Global Funding Sources
The following table summarizes our outstanding debt, excluding long-term debt relating to CSEs, at:

	September 30, 2019	December 31, 2018
	(In millions)
Short-term debt (1)	$142	$268
Long-term debt (2)	$13,438	$12,824
Collateral financing arrangement	$1,013	$1,060
Junior subordinated debt securities	$3,149	$3,147
__________________

(1)
Includes $43 million and $168 million of debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at September 30, 2019 and December 31, 2018, respectively. Certain subsidiaries have pledged assets to secure this debt.

(2)
Includes $406 million and $422 million of debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at September 30, 2019 and December 31, 2018, respectively. Certain investment subsidiaries have pledged assets to secure this debt.

Debt and Facility Covenants
Certain of our debt instruments and committed facilities, as well as our unsecured revolving credit facility, contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all applicable financial covenants at September 30, 2019.
Dispositions
For information regarding the pending disposition of MetLife Hong Kong, see Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.
Liquidity and Capital Uses
In addition to the general description of liquidity and capital uses in “— Summary of the Company’s Primary Sources and Uses of Liquidity and Capital,” the Company’s primary uses of liquidity and capital are set forth below.
Common Stock Repurchases
See Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements for information relating to authorizations by the Board of Directors to repurchase MetLife, Inc. common stock, amounts of common stock repurchased pursuant to such authorizations for the nine months ended September 30, 2019 and 2018, and the amount remaining under such authorizations at September 30, 2019.
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

Dividends
For the nine months ended September 30, 2019 and 2018, MetLife, Inc. paid dividends on its preferred stock of $121 million and $84 million, respectively. For the nine months ended September 30, 2019 and 2018, MetLife, Inc. paid $1.2 billion and $1.3 billion, respectively, of dividends on its common stock. See Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the calculation and timing of these dividend payments.
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
The declaration and payment of common stock dividends are subject to the discretion of our Board of Directors, and will depend on MetLife, Inc.’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries and other factors deemed relevant by the Board of Directors. See Note 15 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report for additional information. See also Note 17 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding a common stock dividend declared subsequent to September 30, 2019.
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
Debt Repayments
For the nine months ended September 30, 2019 and 2018, following regulatory approval, MetLife Reinsurance Company of Charleston, a wholly-owned subsidiary of MetLife, Inc., repurchased and canceled $47 million and $48 million, respectively, in aggregate principal amount of its surplus notes, which were reported in collateral financing arrangement on the consolidated balance sheets.
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

Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, property and casualty, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the MetLife Holdings segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. For both the nine months ended September 30, 2019 and 2018, general account surrenders and withdrawals from annuity products were $1.3 billion. In the RIS business within the U.S. segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the RIS business products that provide customers with limited rights to accelerate payments, at September 30, 2019 there were funding agreements totaling $124 million that could be put back to the Company.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At September 30, 2019 and December 31, 2018, we had received pledged cash collateral from counterparties of $6.9 billion and $5.0 billion, respectively. At September 30, 2019 and December 31, 2018, we had pledged cash collateral to counterparties of $326 million and $283 million, respectively. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information about collateral pledged to us, collateral we pledge and derivatives subject to credit contingent provisions.
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
Securities Lending
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $19.0 billion and $18.0 billion at September 30, 2019 and December 31, 2018, respectively. Of these amounts, $4.0 billion and $2.7 billion at September 30, 2019 and December 31, 2018, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day, requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at September 30, 2019 was $3.9 billion, all of which were U.S. government and agency securities which, if put to us, could be immediately sold to satisfy the cash requirement. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements.
Repurchase Agreements
We participate in short-term repurchase agreements whereby securities are loaned to unaffiliated financial institutions. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under these repurchase agreements, we were liable for cash collateral under our control of $1.8 billion and $1.1 billion at September 30, 2019 and December 31, 2018, respectively. The estimated fair value of the securities on loan at September 30, 2019 was $1.9 billion, which were primarily U.S. government and agency securities which, if put to us, could be immediately sold to satisfy the cash requirement. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements.

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
Liquid Assets
At September 30, 2019 and December 31, 2018, MetLife, Inc., collectively with other MetLife holding companies, had $3.5 billion and $3.0 billion, respectively, in liquid assets. Of these amounts, $2.1 billion and $2.4 billion were held by MetLife, Inc. and $1.4 billion and $607 million were held by other MetLife holding companies at September 30, 2019 and December 31, 2018, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with derivatives and a collateral financing arrangement.

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
The table below sets forth the dividends permitted to be paid in 2019 by MetLife, Inc.’s primary U.S. insurance subsidiaries without insurance regulatory approval and the actual dividends paid for the nine months ended September 30, 2019:

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
Short-term Debt
MetLife, Inc. maintains a commercial paper program, the proceeds of which can be used to finance the general liquidity needs of MetLife, Inc. and its subsidiaries. MetLife, Inc. had no short-term debt outstanding at either September 30, 2019 or December 31, 2018.
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
Long-term Debt Outstanding
The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	September 30, 2019	December 31, 2018
	(In millions)
Long-term debt — unaffiliated	$12,353	$11,844
Long-term debt — affiliated (1), (2)	$1,987	$1,957
Junior subordinated debt securities	$2,458	$2,456

(1)
In July 2019, a ¥53.3 billion 1.448% senior note issued to MLIC matured and was refinanced with a ¥37.3 billion 1.602% senior note due July 2023 and a ¥16.0 billion 1.637% senior note due July 2026 issued to MLIC.

(2)	In October 2019, a ¥26.5 billion 1.721% senior note issued to MLIC matured and was refinanced with a ¥26.5 billion 1.81% senior note due October 2029 issued to MLIC.
Debt and Facility Covenants
Certain of MetLife, Inc.’s debt instruments and committed facilities, as well as its unsecured revolving credit facility, contain various administrative, reporting, legal and financial covenants. MetLife, Inc. believes it was in compliance with all applicable financial covenants at September 30, 2019.
Liquidity and Capital Uses
The primary uses of liquidity of MetLife, Inc. include debt service, cash dividends on common and preferred stock, capital contributions to subsidiaries, common stock, preferred stock and debt repurchases, payment of general operating expenses and acquisitions. Based on our analysis and comparison of our current and future cash inflows from the dividends we receive from subsidiaries that are permitted to be paid without prior insurance regulatory approval, our investment portfolio and other cash flows and anticipated access to the capital markets, we believe there will be sufficient liquidity and capital to enable MetLife, Inc. to make payments on debt, pay cash dividends on its common and preferred stock, contribute capital to its subsidiaries, repurchase certain of its common stock and other securities, pay all general operating expenses and meet its cash needs under current market conditions and reasonably possible stress scenarios.
In addition to the description of liquidity and capital uses in “— The Company — Liquidity and Capital Uses,” MetLife, Inc.’s primary uses of liquidity and capital are set forth below.
Affiliated Capital and Debt Transactions
For the nine months ended September 30, 2019 and 2018, MetLife, Inc. invested a net amount of $45 million and $716 million, respectively, in various subsidiaries.

MetLife, Inc. lends funds, as necessary, through credit agreements or otherwise to its subsidiaries and affiliates, some of which are regulated, to meet their capital requirements or to provide liquidity. MetLife, Inc. had loans to subsidiaries outstanding of $100 million at both September 30, 2019 and December 31, 2018.
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
Our definitions of non-GAAP and other financial measures discussed in this report may differ from those used by other companies.
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
The following additional adjustments are made to expenses, in the line items indicated, in calculating adjusted expenses:

•
Policyholder benefits and claims and policyholder dividends excludes: (i) amortization of basis adjustments associated with de-designated fair value hedges of future policy benefits, (ii) changes in the policyholder dividend obligation related to net investment gains (losses) and net derivative gains (losses), (iii) inflation-indexed benefit adjustments associated with contracts backed by inflation-indexed investments and amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and other pass-through adjustments, (iv) benefits and hedging costs related to GMIBs (“GMIB costs”) and (v) market value adjustments associated with surrenders or terminations of contracts (“Market value adjustments”);

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

•
Other expenses excludes : (i) noncontrolling interests, (ii) implementation of new insurance regulatory requirement costs and (iii) acquisition, integration and other costs. Other expenses includes TSA fees.

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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Purchases of MetLife, Inc. common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended September 30, 2019 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 — July 31, 2019	—	$—	—	$2,020,341,538
August 1 — August 31, 2019	17,080,320	$45.96	17,080,320	$1,235,343,798
September 1 — September 30, 2019	2,190	$44.31	—	$1,235,343,798
Total	17,082,510		17,080,320
__________________

(1)
Except for the foregoing, there were no shares of MetLife, Inc. common stock repurchased by MetLife, Inc. During the periods July 1 through July 31, 2019, August 1 through August 31, 2019 and September 1 through September 30, 2019, separate account index funds purchased 0 shares, 0 shares and 2,190 shares, respectively, of MetLife, Inc. common stock on the open market in non-discretionary transactions.

(2)
In July 2019, MetLife, Inc. announced that its Board of Directors authorized $2.0 billion of common stock repurchases. At September 30, 2019, MetLife, Inc. had $1.2 billion of common stock repurchases remaining under this authorization. For more information on common stock repurchases, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Common Stock Repurchases.” See also “Risk Factors — Capital Risks — Legal and Regulatory Restrictions May Prevent Us from Paying Dividends and Repurchasing Our Stock at the Level We Wish” and Note 15 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report.

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

10.1
Description of Agreement between Kishore Ponnavolu and MetLife, Inc. dated April 23, 2019 (corrects and supersedes Exhibit 10.2 to MetLife, Inc. Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2019 by replacing the prior reference to “December 2019” with a correct reference to “December 2018”).*

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
Name: Tamara L. Schock Title: Executive Vice President and Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)
Date: November 4, 2019