Form 10-K
period 2019-12-31
METLIFE INC
filed 2020-02-21
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-15787
MetLife, Inc.
(Exact name of registrant as specified in its charter)

Delaware			13-4075851
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

200 Park Avenue,	New York,	NY	10166-0188
(Address of principal executive offices)			(Zip Code)
(212) 578-9500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	MET	New York Stock Exchange
Floating Rate Non-Cumulative Preferred Stock, Series A, par value $0.01	MET PRA	New York Stock Exchange
Depositary Shares each representing a 1/1,000th interest in a share of 5.625% Non-Cumulative Preferred Stock, Series E	MET PRE	New York Stock Exchange
Depositary Shares, each representing a 1/1,000th interest in a share of 4.75% Non-Cumulative Preferred Stock, Series F	MET PRF	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2019 was approximately $46.5 billion.
At February 14, 2020, 915,828,071 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on June 16, 2020, to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2019.

As used in this Form 10-K, “MetLife,” the “Company,” “we,” “our” and “us” refer to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates.
Note Regarding Forward-Looking Statements
This Annual Report on Form 10‑K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words and terms such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “continue,” “target,” and “remain” and other words and terms of similar meaning, or are tied to future periods, in connection with a discussion of future performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.
Many factors will be important in determining the results of MetLife, Inc., its subsidiaries and affiliates. Forward-looking statements are based on our assumptions and current expectations, which may be inaccurate, and on the current economic environment, which may change. These statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict. Results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission. These factors include: (1) difficult economic conditions, including risks relating to interest rates, credit spreads, equity, real estate, obligors and counterparties, currency exchange rates, derivatives, and terrorism and security; (2) adverse capital and credit market conditions, which may affect our ability to meet liquidity needs and access capital, including through our credit facilities; (3) downgrades in our claims paying ability, financial strength or credit ratings; (4) availability and effectiveness of reinsurance, hedging or indemnification arrangements; (5) increasing cost and limited market capacity for statutory life insurance reserve financings; (6) the impact on us of changes to and implementation of the wide variety of laws and regulations to which we are subject; (7) regulatory, legislative or tax changes relating to our operations that may affect the cost of, or demand for, our products or services; (8) adverse results or other consequences from litigation, arbitration or regulatory investigations; (9) legal, regulatory and other restrictions affecting MetLife, Inc.’s ability to pay dividends and repurchase common stock; (10) MetLife, Inc.’s primary reliance, as a holding company, on dividends from subsidiaries to meet free cash flow targets and debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (11) investment losses, defaults and volatility; (12) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (13) changes to securities and investment valuations, allowances and impairments taken on investments, and methodologies, estimates and assumptions; (14) differences between actual claims experience and underwriting and reserving assumptions; (15) political, legal, operational, economic and other risks relating to our global operations; (16) competitive pressures, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, and for personnel; (17) the impact of technological changes on our businesses; (18) catastrophe losses; (19) a deterioration in the experience of the closed block established in connection with the reorganization of Metropolitan Life Insurance Company; (20) impairment of goodwill or other long-lived assets, or the establishment of a valuation allowance against our deferred income tax asset; (21) changes in assumptions related to deferred policy acquisition costs, deferred sales inducements or value of business acquired; (22) exposure to losses related to guarantees in certain products; (23) ineffectiveness of risk management policies and procedures or models; (24) a failure in our cybersecurity systems or other information security systems or our disaster recovery plans; (25) any failure to protect the confidentiality of client information; (26) changes in accounting standards; (27) our associates taking excessive risks; (28) difficulties in or complications from marketing and distributing products through our distribution channels; (29) increased expenses relating to pension and other postretirement benefit plans; (30) inability to protect our intellectual property rights or claims of infringement of others’ intellectual property rights; (31) difficulties, unforeseen liabilities, asset impairments, or rating agency actions arising from business acquisitions and dispositions, joint ventures, or other legal entity reorganizations; (32) unanticipated or adverse developments that could harm our expected operational or other benefits from the separation of Brighthouse Financial, Inc. and its subsidiaries; (33) the possibility that MetLife, Inc.’s Board of Directors may influence the outcome of stockholder votes through the voting provisions of the MetLife Policyholder Trust; (34) provisions of laws and our incorporation documents that may delay, deter or prevent takeovers and corporate combinations involving MetLife; and (35) other risks and uncertainties described from time to time in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission.
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
We are also one of the largest institutional investors in the United States with a $490.4 billion general account portfolio invested primarily in fixed income securities (corporate, structured products, municipals, and government and agency) and mortgage loans, as well as real estate, real estate joint ventures, other limited partnerships and equity securities at December 31, 2019.
Our well-recognized brand, globally diversified and market-leading businesses, competitive and innovative product offerings and financial strength and expertise should help drive future growth and enhance shareholder value. Over the course of the next several years, we will execute on our Next Horizon strategy, creating value focusing on the following three pillars:

●	Focus

–	Generate strong free cash flow by deploying capital and resources to the highest value opportunities.

●	Simplify

–	Simplify our business to deliver operational efficiency and an outstanding customer experience.

●	Differentiate

–	Drive competitive advantage through our brand, scale, talent, and innovation.
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
Revenues derived from any customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2019 and 2017. Revenues derived from FedEx Corporation were $6.0 billion for the year ended December 31, 2018, which represented 12% of consolidated premiums, universal life and investment-type product policy fees and other revenues. The revenue was from a single premium received for a pension risk transfer. Revenues derived from any other customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the year ended December 31, 2018.

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

•
Synthetic GICs or “wraps” are contracts available only to the sponsor of a participant-directed defined contribution plan. The contract “wraps” a portfolio of investments owned by the plan to provide a guarantee that plan participants will always be able to transact in their accounts at contract value. Generally, a wrap contract means that participants will not experience negative returns.

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

Capital Markets Investment Products
• Funding agreement-backed notes are part of medium term note programs, under which funding agreements are issued to special-purpose trusts that issue marketable notes in U.S. dollars or foreign currencies. The proceeds of these note issuances are used to acquire a funding agreement with matching interest and maturity payment terms from certain subsidiaries of MetLife, Inc. The notes are underwritten and marketed by major investment banks’ broker-dealer operations and are sold to institutional investors.

• Funding agreement-backed commercial paper is issued by a special purpose limited liability company which deposits the proceeds under a master funding agreement issued to it by Metropolitan Life Insurance Company (“MLIC”). The commercial paper is issued in U.S. dollars or foreign currencies, receives the same short-term credit rating as MLIC and is marketed by major investment banks’ broker-dealer operations.

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

Property & Casualty
Our Property & Casualty business offers personal lines property and casualty insurance, including private passenger automobile, homeowners’ and personal excess liability insurance.

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

Operations
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
Operations
We operate in 10 jurisdictions throughout Asia, with our largest operation in Japan. We also have an innovation center in Singapore and a data analytics center of excellence in Malaysia. See Note 3 of the Notes to the Consolidated Financial Statements for information regarding the Company's definitive agreement to sell its two wholly-owned subsidiaries, MetLife Limited and Metropolitan Life Insurance Company of Hong Kong Limited (collectively, “MetLife Hong Kong”).
Sales Distribution
Our Asia operations are geographically diverse encompassing both developed and emerging markets. We market our products and services through a range of proprietary and third-party distribution channels.
In Japan, our digitally-enabled face-to-face channels, along with bancassurance and direct marketing, continue to be critical to our overall distribution strategy. Our competitive advantage in bancassurance is based on robust distribution relationships with Japan’s mega banks, trust banks and various regional banks. The direct marketing channel focuses on providing accident & health solutions to customers using a mix of online-to-offline and online binding distribution modes.
Outside of Japan, our distribution strategies vary by market and leverage a combination of career and independent agencies, bancassurance and direct marketing (including inbound and outbound telemarketing, online lead generation and sales). Our expertise in direct marketing is supported by our proprietary data analytics center of excellence in Malaysia that generates customer insights and improves lead management. In select markets, we also use independent brokers and our employee sales force to sell group products.

Latin America
Product Overview
Our Latin America segment offers a broad range of products to both individuals and corporations, as well as to other institutions, and their respective employees.

Major Products
Life Insurance	Provides whole and term life, endowments, universal and variable life, as well as group life products.
Retirement and Savings
Provides fixed annuities and pension products. Fixed income annuities provide for both asset accumulation and asset distribution needs. Our savings oriented pension products are offered under a mandatory privatized social security system.

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
The region has an exclusive and captive agency distribution network which also sells a variety of individual life, accident & health, and pension products. In the direct marketing channel, we work with sponsors and telesales representatives selling mainly accident & health and individual life products directly to consumers. We also work with brokers and independent agents with regard to sales of group and individual life, accident & health, group medical, dental and pension products, and worksite marketing.

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
Operations
We operate in many countries across EMEA, with our largest operations in Turkey, the Gulf region and Poland. Our EMEA operations are geographically diverse encompassing both developed (Western Europe) and emerging (Central and Eastern Europe, Middle East and Africa) markets. In more mature markets, we are a niche player with a very focused strategy on our preferred market segments. We have strong market presence in emerging markets leveraging a multi-channel distribution strategy.
Sales Distribution
Our businesses in EMEA employ a multi-channel distribution strategy, including captive and independent agency, bancassurance, employee benefits and direct-to-consumer distribution channels.
MetLife Holdings
Product Overview
Our MetLife Holdings segment consists of operations relating to products and businesses, previously included in MetLife’s former retail business, that we no longer actively market in the United States, such as variable, universal, term and whole life insurance, variable, fixed and index-linked annuities, and long-term care insurance, as well as the assumed variable annuity guarantees from our former operating joint venture in Japan.

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

Corporate & Other
Overview
Corporate & Other contains various start-up, developing and run-off businesses. Also included in Corporate & Other are: the excess capital, as well as certain charges and activities, not allocated to the segments (including external integration and disposition costs, internal resource costs for associates committed to acquisitions and dispositions and enterprise-wide strategic initiative restructuring charges), interest expense related to the majority of the Company’s outstanding debt, expenses associated with certain legal proceedings and income tax audit issues, the elimination of intersegment amounts (which generally relate to affiliated reinsurance, investment expenses and intersegment loans, bearing interest rates commensurate with related borrowings), and the Company’s investment management business (through which the Company provides public fixed income, private capital and real estate investment solutions to institutional investors worldwide).
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
Reinsurance Activity
We enter into reinsurance agreements primarily as a purchaser of reinsurance for our various insurance products and also as a provider of reinsurance for some insurance products issued by third parties. We participate in reinsurance activities in order to limit losses, minimize exposure to significant risks, and provide additional capacity for future growth. We enter into various agreements with reinsurers that cover individual risks, group risks or defined blocks of business, primarily on a coinsurance, yearly renewable term, excess or catastrophe excess basis. These reinsurance agreements spread risk and minimize the effect of losses. The extent of each risk retained by us depends on our evaluation of the specific risk, subject, in certain circumstances, to maximum retention limits based on the characteristics of coverages. We also cede first dollar mortality risk under certain contracts. In addition to reinsuring mortality risk, we reinsure other risks, as well as specific coverages. We obtain reinsurance for capital requirement purposes, as well as when the economic impact of the reinsurance agreement makes it appropriate to do so.
We also enter into reinsurance agreements for risk and capital management purposes among affiliates, including affiliated captive reinsurers. Captive reinsurers are affiliated insurance companies licensed under specific provisions of insurance law of their respective jurisdictions, such as the Special Purpose Financial Captive law adopted by several states, including Vermont and South Carolina, and have a very narrow business plan that specifically restricts the majority or all of their activity to reinsuring business from their affiliates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital — Affiliated Captive Reinsurance Transactions.”
For information regarding reinsurance activity with respect to our U.S., Asia, Latin America, EMEA and MetLife Holdings business, our catastrophic coverage, and information regarding ceded reinsurance recoverable balances, included in premiums, reinsurance and other receivables on the consolidated balance sheets, see Note 6 of the Notes to the Consolidated Financial Statements.
Regulation
Overview
In the United States, our life insurance companies are regulated primarily at the state level by state insurance regulators, with some products and services also subject to federal regulation. MetLife, Inc. and its U.S. insurance subsidiaries are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of MetLife’s operations, products and services are subject to consumer protection laws, securities, broker-dealer and investment adviser regulations, environmental and unclaimed property laws and regulations, and the Employee Retirement Income Security Act of 1974 (“ERISA”).
Outside of the United States, our insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are located or operate. In addition, our investment and pension companies outside of the U.S. are subject to oversight by the relevant securities, pension and other authorities of the jurisdictions in which the companies operate. Our non-U.S. insurance businesses are also subject to current and developing solvency regimes, which impose various capital and other requirements. Additionally, we may be subject in the future to enhanced capital standards, supervision and additional requirements of other international and global regulatory initiatives.

We expect the scope and extent of regulation and regulatory oversight generally to continue to increase. The regulatory environment and changes in laws in the jurisdictions in which we operate could have a material adverse effect on our results of operations.
Insurance Regulation
Insurance regulation generally aims at supervising and regulating insurers, with the goal of protecting policyholders and ensuring that insurance companies remain solvent. Insurance regulators have increasingly sought information about the potential impact of activities in holding company systems as a whole, and some jurisdictions have adopted laws and regulations enhancing “group-wide” supervision, including model laws and regulations developed through the National Association of Insurance Commissioners’ (“NAIC”) Solvency Modernization Initiative. See “— NAIC” for information regarding group-wide supervision.
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

•	regulating advertising;

•	protecting privacy;

•	establishing statutory capital and reserve requirements and solvency standards;

•	specifying the conditions under which a ceding company can take credit for reinsurance in its statutory financial statements (i.e., reduce its reserves by the amount of reserves ceded to a reinsurer);

•	fixing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;

•	adopting and enforcing sales standards with respect to the sale of annuities and other insurance products;

•	approving changes in control of insurance companies;

•	restricting the payment of dividends and other transactions between affiliates; and

•	regulating the types and amounts of investments.
Each insurance subsidiary is required to file reports, generally including detailed annual financial statements, with insurance regulatory authorities in each of the jurisdictions in which it does business, and its operations and accounts are subject to periodic examination by such authorities. These subsidiaries must also file, and in many jurisdictions and in some lines of insurance obtain regulatory approval for, rules, rates and policy forms relating to the insurance written in the jurisdictions in which they operate.
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
Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), the Financial Stability Oversight Council was given the authority to designate certain financial companies as non-bank systemically important financial institutions (“non-bank SIFI”) subject to supervision by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) and the Federal Reserve Bank of New York (collectively with the Federal Reserve Board, the “Federal Reserve”).
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
Dodd-Frank also includes provisions that may impact the investments and investment activities of MetLife, Inc. and its subsidiaries, including the federal regulation of such activities. Dodd-Frank and its implementing regulations have been subject to various changes since the law was originally adopted. The past changes and potential future changes mean that we are not able to identify with certainty all of the risks and opportunities, if any, posed to our businesses. See “Risk Factors — Regulatory and Legal Risks — Our Businesses Are Highly Regulated, and Changes in Laws, Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability, Limit Our Growth, or Otherwise Adversely Affect Our Business, Results of Operations and Financial Condition.”
Health Care Regulation
The Patient Protection and Affordable Care Act (“PPACA”) and The Health Care and Education Reconciliation Act of 2010 (together, the “Affordable Care Act”), impose obligations on MetLife as an enterprise, and as a provider of non-medical health insurance benefits and a purchaser of certain of these products. In 2014, we became subject to an excise tax called the “health insurer fee,” the cost of which is primarily passed on to group purchasers of certain of our dental and vision insurance products. The health insurer fee was suspended for the 2019 calendar year but is in force for the 2020 calendar year. Previously, the health insurer fee had alternating years of suspension since 2015. On December 20, 2019, the health insurer fee was repealed for the calendar years beginning after December 31, 2020. However, despite the repeal, the demand for, and pricing of, products remains subject to tax uncertainty. The Affordable Care Act and its related regulations have resulted in increased and unpredictable costs to provide certain products and may have additional adverse effects. It has also harmed our competitive position, as the Affordable Care Act has a disparate impact on our products compared to products offered by our not-for-profit competitors. See “Risk Factors — Regulatory and Legal Risks — Our Businesses Are Highly Regulated, and Changes in Laws, Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability, Limit Our Growth, or Otherwise Adversely Affect Our Business, Results of Operations and Financial Condition.”

On July 14, 2014, the District of Columbia (“D.C.”) adopted a law that imposes an assessment on health insurers doing business in D.C., including those that issue non-medical health-related products that are not subject to regulation under the Affordable Care Act. MetLife and other similarly impacted insurers are currently funding litigation sponsored by the American Council of Life Insurers (“ACLI”) to challenge the legality of D.C.’s assessment. While the financial impact to the Company of D.C.’s action will be minimal, if other states decide to adopt this model, there could be an impact on product pricing and sales. Additionally, a number of states have levied, or proposed legislation to levy, assessments in connection with their healthcare exchanges, and other states may also consider levying assessments on both medical and non-medical health insurers to fund their healthcare exchanges.
The Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 also includes certain provisions for defined benefit pension plan funding relief. Through our RIS business, we offer general account and separate account group annuity products that enable a plan sponsor to transfer these risks, often in connection with the termination of defined benefit pension plans. These provisions may impact the likelihood or timing of corporate plan sponsors terminating their plans or engaging in transactions to transfer pension obligations to an insurance company. Such rules could affect our mix of business, resulting in fewer pension risk transfers and more non-guaranteed funding products.
Guaranty Associations and Similar Arrangements
Many jurisdictions in which our insurance subsidiaries are admitted to transact business require life, health and property and casualty insurers doing business within that jurisdiction to participate in guaranty associations, or similar arrangements, in order to pay certain contractual insurance benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers, or those that may become impaired, insolvent or fail. We have established liabilities for guaranty fund assessments that we consider adequate. See Note 21 of the Notes to the Consolidated Financial Statements for additional information on the guaranty association assessments.
Insurance Regulatory Examinations and Other Activities
As part of their regulatory oversight process, U.S. state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states. Except as otherwise disclosed below regarding a consent order and in Note 21 of the Notes to the Consolidated Financial Statements, during the years ended December 31, 2019, 2018 and 2017, MetLife did not receive any material adverse findings resulting from state insurance department examinations of its insurance subsidiaries. On October 15, 2018, MetLife received notice that insurance regulators for the states of Pennsylvania, California, Florida, North Dakota and New Hampshire had scheduled a multistate market conduct re-examination of MetLife and its affiliates relating to compliance with a regulatory settlement agreement on unclaimed proceeds and the examination is ongoing. In 2019, MetLife entered into a consent order with the New York State Department of Financial Services (“NYDFS”) relating to the open quinquennial exam and paid a $19.75 million fine and an additional $1.5 million in customer restitution and submitted remediation plans for approval.
Regulatory authorities in a small number of states, the Financial Industry Regulatory Authority (“FINRA”) and, occasionally, the U.S. Securities and Exchange Commission (the “SEC”) have conducted investigations or made inquiries relating to sales of individual life insurance policies, annuities or other products written by MLIC, General American Life Insurance Company (“GALIC”), which merged with and into Metropolitan Tower Life Insurance Company (“MTL”) on April 27, 2018, and MetLife Securities, Inc., a broker-dealer which was sold in 2016. These investigations have focused primarily on the conduct of particular financial services representatives, the sale of unregistered or unsuitable products, the misuse of client assets, and sales and replacements of annuities and certain riders on such annuities. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. We may continue to receive, and may resolve, further investigations and actions on these matters in a similar manner.
Insurance standard-setting and regulatory support organizations, including the NAIC, encourage insurance supervisors to establish Supervisory Colleges for U.S.-based insurance groups with international operations to facilitate cooperation and coordination among the insurance groups’ supervisors and to enhance the member regulators’ understanding of an insurance group’s risk profile. MetLife’s lead regulator, the NYDFS, regularly chairs Supervisory College meetings that are attended by MetLife’s key U.S. and non-U.S. regulators.

Regulators supervise our non-U.S. insurance businesses using techniques such as periodic examinations of insurance company books and records, financial reporting requirements, market conduct examinations and policy filing requirements. The European Insurance and Occupational Pensions Authority (“EIOPA”), along with European legislation, requires European regulators, such as the Central Bank of Ireland, to establish Supervisory Colleges for European Economic Area (“EEA”)-based insurance groups with significant European operations, including MetLife, to facilitate cooperation and coordination among the insurance groups’ European supervisors and to enhance the member state regulators’ understanding of an insurance group’s risk profile.
We and other insurance and pension fund companies have provided certain information to the Chilean insurance and pension regulators regarding annuities sales practices. The regulators subsequently found that non-employee sales agents of MetLife Chile and other insurers had engaged in improper sales practices and that ProVida S.A. and other pension fund companies provided improper advice to customers. We have responded and regulatory proceedings are ongoing. The regulators have not yet proposed any actions or sanctions against any MetLife company.
In addition, claims payment practices by insurance companies have received increased scrutiny from regulators. See Note 21 of the Notes to the Consolidated Financial Statements for further information regarding group annuity benefits, retained asset accounts and unclaimed property inquiries, including pension benefits.
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

The Model Holding Company Act and Regulation include a requirement that the ultimate controlling person of a U.S. insurer file an annual enterprise risk report with the lead state of the insurance holding company system identifying risks likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. To date, all of the states where MetLife has domestic insurers have enacted a version of the revised Model Holding Company Act, including the enterprise risk reporting requirement. The Model Holding Company Act also authorizes state insurance commissioners to act as global group-wide supervisors for internationally active insurance groups (“IAIGs”), as well as other insurers that choose to opt in for the group-wide supervision. The Model Holding Company Act creates a selection process for the group-wide supervisor, extends confidentiality protection to communications with the group-wide supervisor, and outlines the duties of the group-wide supervisor. To date, a number of jurisdictions have adopted laws and regulations enhancing group-wide supervision.
The NAIC has concluded its “Solvency Modernization Initiative,” which was designed to review the U.S. financial regulatory system and all aspects of financial regulation affecting insurance companies. Though broad in scope, the NAIC’s Solvency Modernization Initiative focused on: (i) capital requirements; (ii) corporate governance and risk management; (iii) group supervision; (iv) statutory accounting and financial reporting; and (v) reinsurance. In furtherance of this initiative, the NAIC adopted the Corporate Governance Annual Disclosure Model Act and Regulation. The model act, which requires insurers to make an annual confidential filing regarding their corporate governance policies, has been adopted in nearly all states, including most of our insurance subsidiaries’ domiciliary states. In addition, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment Model Act (“ORSA Model Act”), which has been enacted by our insurance subsidiaries’ domiciliary states. The ORSA Model Act requires that insurers maintain a risk management framework and conduct an internal own risk and solvency assessment of the insurer’s material risks in normal and stressed environments. The assessment must be documented in a confidential annual summary report, a copy of which must be made available to regulators as required or upon request. MetLife, Inc. has submitted on behalf of the enterprise an Own Risk and Solvency Assessment (“ORSA”) summary report to the NYDFS annually since this requirement became effective.
The NAIC has approved a valuation manual containing a principle-based approach to the calculation of life insurance reserves. Principle-based reserving is designed to better address reserving for products, including the current generation of products for which the current formulaic basis for reserve determination does not work effectively. The principle-based approach became effective on January 1, 2017 in the states where it had been adopted, to be followed by a three-year phase- in period (at the option of insurance companies on a product-by-product basis) for new business since it was enacted into law by the required number of state legislatures. Principle-based reserving has been adopted by all of the states where our insurance subsidiaries are domiciled. In New York, principle-based reserving became effective on January 1, 2020. In May 2019, the NYDFS formally adopted a regulation under which the NYDFS is authorized to deviate from the reserve standards and valuation methods set forth in the NAIC Valuation Manual (the “Valuation Manual”), if the NYDFS determines that an alternative requirement would be in the best interest of the policyholders of New York. The NYDFS is currently developing an amended version of the regulation that will contain deviations from the Valuation Manual formulaic floor that will be a requirement in New York.
In 2018, the NAIC adopted a new variable annuity framework that was designed to reduce the level and volatility of the non-economic aspect of reserve and risk-based capital (“RBC”) requirements for variable annuity products. The NAIC adopted technical language in 2019 to be included in various NAIC manuals and guidelines to implement the new framework. The new framework became effective on January 1, 2020. We have not determined the impact of this framework on our business, and we cannot predict if state insurance regulators will adopt standards different from the NAIC framework. The NYDFS is also pursuing a variable annuity initiative that may deviate from the NAIC work product. At this time, we cannot predict the changes the NYDFS will adopt in new variable annuity reserving standards or quantify the impact on MLIC.
In August 2017, the NAIC released a paper on macro-prudential initiatives, in which it proposed potential enhancements in supervisory practices related to liquidity, recovery and resolution, capital stress testing and counterparty exposure concentrations. This initiative is one of the NAIC’s top priorities since its purpose is to enhance risk identification efforts by building on the state-based regulation system. The NAIC adopted extensive changes to Statutory Annual Statement reporting, effective for year-end 2019, which it believes will improve liquidity risk monitoring. The NAIC is also continuing to develop a liquidity stress-testing framework for certain large U.S. life insurers and insurance groups (likely to be based on amounts of certain types of business written or material exposure to certain investment transactions, such as derivatives and securities lending) that will be used as a regulatory tool.

We currently utilize capital markets solutions to finance a portion of our statutory reserve requirements for several products, including, but not limited to, our level premium term life product subject to the NAIC Model Regulation Valuation of Life Insurance Policies (commonly referred to as Regulation XXX), and universal and variable life policies with secondary guarantees (“ULSG”) subject to NAIC Actuarial Guideline 38 (commonly referred to as Guideline AXXX), as well as MLIC’s closed block. Future capacity for these statutory reserve funding structures in the marketplace is not guaranteed. In 2014, the NAIC approved a new regulatory framework applicable to the use of captive insurers in connection with Regulation XXX and Guideline AXXX transactions. Among other things, the framework called for more disclosure of an insurer’s use of captives in its statutory financial statements, and narrows the types of assets permitted to back statutory reserves that are required to support the insurer’s future obligations. In 2014, the NAIC implemented the framework through an actuarial guideline (“AG 48”), which requires the actuary of the ceding insurer that opines on the insurer’s reserves to issue a qualified opinion if the framework is not followed. The requirements of AG 48 became effective as of January 1, 2015 in all states without any further action necessary by state legislatures or insurance regulators to implement them, and apply prospectively to new policies issued and new reinsurance transactions entered into on or after January 1, 2015. In late 2016, the NAIC adopted an update to AG 48 and a model regulation that contains the same substantive requirements as the updated AG 48. The model regulation has only been adopted by a few states, including one of our insurance subsidiaries’ domiciliary states.
We cannot predict the capital and reserve impacts or compliance costs, if any, that may result from the above initiatives, or what impact these initiatives will have on our business, financial condition or results of operations.
Surplus and Capital
Insurers are required to maintain their capital and surplus at or above minimum levels prescribed by the laws of their respective jurisdictions. Regulators generally have discretionary authority, in connection with the continued licensing of our insurance subsidiaries, to limit or prohibit an insurer’s sales to policyholders if, in their judgment, such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders.
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
Our operations in non-U.S. jurisdictions may also be subject to restrictions on dividends and other distributions. For example, a portion of the annual earnings of our Japan operations may be repatriated each year, and may further be distributed to MetLife, Inc. as a dividend. We may determine not to repatriate profits from the Japan operations or to repatriate a reduced amount in order to maintain or improve the solvency of the Japan operations or for other reasons. In addition, the Financial Services Agency (“FSA”) may limit or not permit profit repatriations or other transfers of funds to the U.S. if such transfers would be detrimental to the solvency or financial strength of our Japan operations or for other reasons.
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

The NYDFS issues annual letters on Special Considerations (“SCL”) to New York-licensed insurance companies, including MLIC, that affects year-end asset adequacy testing. An SCL could require assumptions that require us to increase or release certain asset adequacy reserves, which could materially impact our statutory capital and surplus. We did not change our statutory capital and surplus as a result of the SCLs we received for the years ended December 31, 2019 and 2018. See “Statutory Equity and Income” in Note 16 of the Notes to the Consolidated Financial Statements.
In December 2017, President Trump signed into law H.R.1, commonly referred to as the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”). Following the reduction in the federal corporate income tax rate pursuant to U.S. Tax Reform, the NAIC adopted revisions to certain factors used to calculate Life RBC, which is the denominator of the RBC ratio. These revisions to the NAIC’s Life RBC calculation have resulted in increases in RBC charges and reductions in the RBC ratios of our insurance subsidiaries. The NAIC is also studying RBC revisions for bonds and longevity risk, but it is premature to project the impact of any potential regulatory changes resulting from such proposals.
The NAIC is continuing to develop a group capital calculation tool using an RBC aggregation methodology for all entities within the insurance holding company system, including non-U.S. entities. The goal is to provide U.S. regulators with a method to aggregate the available capital and the minimum capital of each entity in a group in a way that applies to all groups regardless of their structure. Field testing was conducted in 2019. The NAIC has stated that the calculation will be a regulatory tool and will not constitute a requirement or standard. Nonetheless, any new group capital calculation methodology may incorporate existing RBC concepts. The NAIC expects to adopt the final group capital calculation tool in 2020. It is not possible to predict what impact any such regulatory tool may have on our business.
While not required by or filed with insurance regulators, we calculate internally defined combined RBC ratios, which are determined by dividing the sum of total adjusted capital for MetLife, Inc.’s principal U.S. insurance subsidiaries, excluding American Life Insurance Company (“American Life”), by the sum of company action level RBC for such subsidiaries. We calculate such combined RBC ratios based on NAIC capital and reserving requirements (“NAIC-Based Combined RBC Ratios”). The NAIC-Based Combined RBC Ratio was in excess of 380% at both December 31, 2019 and 2018. We are not aware of any upcoming NAIC adoptions or state insurance department regulation changes that would have a material impact on the NAIC-Based Combined RBC Ratios of our U.S. insurance subsidiaries.
Solvency Regimes
Our insurance business throughout the EEA and the United Kingdom (the “U.K.”) is subject to the Solvency II Directive (2009/138/EC) and its implementing rules, which cover the capital adequacy, risk management and regulatory reporting for insurers and reinsurers. Solvency II codifies and harmonizes European Union (“EU”) and U.K. insurance regulation. Capital requirements are forward-looking and based on the risk profile of each individual insurance company in order to promote comparability, transparency and competitiveness. In line with the requirements, MetLife entities calculate and report their solvency capital requirement using a standard formula prescribed by the EU Directive and further regulation by EIOPA.
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
In Chile, the law implementing Solvency II-like regulation continues in the studies stage. The implementation date for the new solvency regime has not yet been set; however, it could be in force within four years after the final regulation is published. The Chilean insurance regulator had already issued two resolutions in 2011, one for governance and the other for risk management and control framework requirements. MetLife Chile has already implemented governance changes and risk policies to comply with these resolutions. On March 31, 2016, the local regulator issued a final regulation that requires insurance companies to implement a risk appetite framework and produce an ORSA. The second such report was submitted to the local regulator in June 2018. The third ORSA report was submitted in June 2019.
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
In Korea, the Financial Supervisory Service is planning to implement by 2022 a new solvency system reflecting the International Capital Standard but incorporating certain product portfolio and other features specific to the Korean market. Mark-to-market valuation is expected to be a key feature of the new system, which would generally increase capital requirements.
IAIS
The International Association of Insurance Supervisors (“IAIS”), an association of insurance supervisors and regulators and a member of the Financial Stability Board (“FSB”), an international entity established to coordinate, develop and promote regulatory, supervisory and other financial sector policies in the interest of financial stability, is participating in the FSB’s initiative to identify and manage systemic risk globally. From 2013 to 2016, the FSB annually designated nine insurers, including MetLife, Inc. as globally systemically important insurers (“G-SIIs”) using an assessment methodology developed and implemented by the IAIS. In November 2019, the IAIS adopted a comprehensive set of reforms related to the cross-border supervision of IAIGs. The adopted reforms include the holistic framework for the assessment and mitigation of systemic risk in the global insurance sector (the “Holistic Framework”), which monitors the build-up of vulnerabilities at jurisdictional and global levels. The goal is to address any such risk through the application of enhanced supervisory measures based on existing insurance core principles and the common framework for supervision of IAIGs. As the Holistic Framework is expected to produce an improved system for assessing and mitigating systemic risk in the insurance sector, the FSB, in consultation with the IAIS, suspended G-SII identification beginning January 1, 2020. The FSB will review in 2022 whether it should discontinue or re-establish the G-SII designation system based on the implementation results of the Holistic Framework.
All IAIS proposals would need to be implemented at the consolidated group level by legislation or regulation in each applicable jurisdiction. As MetLife, Inc. is no longer a U.S. non-bank SIFI, the impact on MetLife, Inc. of such global proposals is uncertain.
New York Insurance Regulation 210
Insurance Regulation 210 went into effect in New York on March 19, 2018. Insurance Regulation 210 establishes standards for the determination and any readjustment of non-guaranteed elements (“NGEs”) that may vary at the insurer’s discretion for life insurance policies and annuity contracts delivered or issued for delivery in New York. Examples of NGEs include cost of insurance for universal life insurance policies, as well as interest crediting rates for annuities and universal life insurance policies. The regulation requires insurers to notify policyholders at least 60 days in advance of any change in NGEs that is adverse to policyholders and, with respect to life insurance, to notify the NYDFS at least 120 days prior to any such changes. Additionally, the regulation requires insurers to file annually with NYDFS to inform the NYDFS of any changes adverse to policyholders made in the prior year. The regulation generally prohibits insurers from increasing profit margins for in-force policies or adjusting NGEs in order to recoup past losses.
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

In addition, on October 24, 2017, the NAIC adopted the Insurance Data Security Model Law (the “Cybersecurity Model Law”), which establishes standards for data security and for the investigation of and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. The Cybersecurity Model Law has only been adopted by a few states, including one of our insurance subsidiaries’ domiciliary states, and it is not an NAIC accreditation standard. As adopted by these states, and if adopted as state legislation elsewhere, the Cybersecurity Model Law would impose significant new regulatory burdens intended to protect the confidentiality, integrity and availability of information systems.
The General Data Protection Regulation (“GDPR”), which is intended to establish uniform data privacy laws across the EU, became effective for all EU member states, including the U.K., on May 25, 2018. GDPR is extraterritorial in that it applies to EU entities, as well as entities not established in the EU that offer goods or services to data subjects in the EU or the U.K. or monitor consumer behavior that takes place in the EU or the U.K. Fines may be imposed for non-compliance with the requirements of the GDPR.
The California Consumer Privacy Act of 2018 (the “CCPA”) grants all California residents the right to know what information a business has collected from them and the sourcing and sharing of that information, as well as a right to have a business delete their personal information (with some exceptions). Its definition of “personal information” is more expansive than those found in other privacy laws applicable to us in the United States. Failure to comply with the CCPA could result in regulatory fines, and the law grants a private right of action for any unauthorized disclosure of personal information as a result of failure to maintain reasonable security procedures. We expect that exceptions to the CCPA will apply to a significant portion of our business. The CCPA became effective on January 1, 2020, but California’s Attorney General cannot bring an enforcement action until July 1, 2020.
ERISA, Fiduciary Considerations, and Other Pension and Retirement Regulation
We provide products and services to certain employee benefit plans that are subject to ERISA and the Internal Revenue Code of 1986, as amended (the “Code”). As such, our activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and that fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The applicable provisions of ERISA and the Code are subject to enforcement by the U.S. Department of Labor (“DOL”), the Internal Revenue Service (“IRS”) and the Pension Benefit Guaranty Corporation.
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
The U.S. DOL issued regulations that largely were applicable in 2017 that expanded the definition of “investment advice” and required an advisor to meet an impartial or “best interests” standard (“BICE”), but the regulations were formally vacated by the U.S. Court of Appeals for the Fifth Circuit in 2018. The Court of Appeals decision also vacated certain DOL amendments to prohibited transaction exemptions. The DOL has announced that it plans to issue revised fiduciary investment advice regulations. At this time, we cannot predict when those regulations will be issued, what form those regulations may take or their potential impact on us.
In June 2019, the SEC adopted rules and interpretations addressing the standards of conduct applicable to broker-dealers and investment advisers and their associated persons, including Regulation Best Interest. The conduct standards apply when providing brokerage and advisory products and services to benefit plans governed by ERISA and IRAs, as well as non-benefit plan retail clients. Under the SEC rules, broker-dealers are not deemed to be fiduciaries to their clients by virtue of making recommendations but must act in the best interest of individual investor retail clients when making a recommendation. The SEC’s best interest standard is not intended to track the DOL’s former BICE standard. Unlike the DOL rule that was vacated in 2018, there is no private right of action for violations under Regulation Best Interest. Two pending lawsuits, one by several states and D.C. and the other by private advisory firms, were filed in September 2019, seeking to overturn Regulation Best Interest. The DOL is expected to adopt revised regulations that will be consistent with the SEC’s rules, including the new best interest standard. In addition, in December 2019, the NAIC approved revisions to the Suitability in Annuity Transactions Model Regulation that add a “best interest” standard for the sale of annuities that is less than a fiduciary standard, but more than a suitability standard. The revised regulations now have to be adopted by state legislatures.

State regulators and legislatures in Nevada, New Jersey, Maryland, Massachusetts and New York have proposed measures that would make broker-dealers, sales agents, and investment advisers and their representatives subject to a fiduciary duty when providing products and services to customers, including pension plans and IRAs. In addition, on July 17, 2018, the NYDFS issued the final version of revised Insurance Regulation 187, which not only incorporates the “best interest” standard but also expands the scope of the regulation beyond annuity transactions to include sales of life insurance policies to consumers. The revised Insurance Regulation 187 took effect on August 1, 2019 for annuity products and on February 1, 2020 for life insurance products. The SEC did not indicate an intent to pre-empt state regulation in this area, and some of the state proposals and adopted regulations would allow for a private right of action. As a result of these developments, it is possible that it may become more costly to provide our products and services in the states subject to the new rules.
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
In addition, the DOL has issued a number of regulations that increase the level of disclosure that must be provided to plan sponsors and participants. The participant disclosure regulations and the regulations that require service providers to disclose fee and other information to plan sponsors took effect in 2012. In John Hancock Mutual Life Insurance Company v. Harris Trust and Savings Bank (1993), the U.S. Supreme Court held that certain assets in excess of amounts necessary to satisfy guaranteed obligations under a participating group annuity general account contract are “plan assets.” Therefore, these assets are subject to certain fiduciary obligations under ERISA, which require fiduciaries to perform their duties solely in the interest of ERISA plan participants and beneficiaries. On January 5, 2000, the Secretary of Labor issued final regulations indicating, in cases where an insurer has issued a policy backed by the insurer’s general account to or for an employee benefit plan, the extent to which assets of the insurer constitute plan assets for purposes of ERISA and the Code. The regulations apply only with respect to a policy issued by an insurer on or before December 31, 1998 (“Transition Policy”). No person will generally be liable under ERISA or the Code for conduct occurring prior to July 5, 2001, where the basis of a claim is that insurance company general account assets constitute plan assets. An insurer issuing a new policy that is backed by its general account and is issued to or for an employee benefit plan after December 31, 1998 will generally be subject to fiduciary obligations under ERISA, unless the policy is a guaranteed benefit policy.
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
In January 2019, Chilean President Sebastian Piñera introduced a set of additional amendments to the pension reform bill currently being reviewed by congress. At this time, the proposed amendments would not impact the 10% mandatory employee contributions managed by MetLife’s pension administrator in Chile. We are not able to predict with certainty the timing of adoption or the terms of the final text of the bill, and cannot currently identify all of the risks or opportunities to our business in Chile.
On January 1, 2018, new regulations went into effect in Korea that reduced commission on savings retirement products. These regulations have negatively impacted sales of savings retirement products across the Korean market, including for us.
On December 20, 2019, President Trump signed into law the Setting Every Community Up for Retirement Enhancement Act of 2019 (the “SECURE Act”). The SECURE Act contains a number of provisions that affect the administration and operation of ERISA plans and IRAs, including provisions that encourage additional retirement savings and lifetime income options, promote the adoption of retirement plans by small employers, provide lifetime income portability, and accelerate the distribution of retirement benefits of deceased retirees. Many provisions of the SECURE Act became effective for plan years beginning after December 31, 2019. At this time, we cannot predict the impact the SECURE Act will have on our business, financial condition or results of operations.

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
Investments Regulation
Each of our U.S. insurance subsidiaries is subject to state laws and regulations that limit the amount of investments that an insurer may have in certain asset categories, such as below investment grade fixed income securities, real estate equity, other equity investments, and derivatives, and require diversification of investment portfolios. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus and, in some instances, would require divestiture of such non-qualifying investments. We believe that the investments made by each of MetLife, Inc.’s U.S. insurance subsidiaries complied, in all material respects, with such regulations at December 31, 2019. In addition, many of our non-U.S. insurance subsidiaries are subject to local investment laws and regulations.
As a global insurance company, we continue to be impacted by the changing global financial and economic environment, as well as the monetary policies of central banks around the world. Actions resulting from these policies, including with respect to the level of interest rates, may have an impact on the pricing levels of risk-bearing investments, and may impact our business operations, the income we earn on our investments or the level of product sales. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment.”
Derivatives Regulation
Dodd-Frank includes a framework of regulation of the over-the-counter (“OTC”) derivatives markets which requires clearing of certain types of transactions currently traded OTC and which imposes additional costs, including reporting and margin requirements. Our costs of risk mitigation are increasing under Dodd-Frank. For example, Dodd-Frank imposes requirements to pledge variation and/or initial margin (i) for “OTC-cleared” transactions (OTC derivatives that are cleared and settled through central clearing counterparties), and (ii) for “OTC-bilateral” transactions (OTC derivatives that are bilateral contracts between two counterparties); the margin requirements for OTC-cleared transactions and the variation margin requirements for OTC-bilateral derivatives are already in effect, while the initial margin requirements for OTC-bilateral transactions will likely become applicable to us in September 2020. These increased margin requirements, combined with increased capital charges for our counterparties and central clearinghouses with respect to non-cash collateral, have increased our required holdings of, and are likely to continue to require increased holdings of cash and highly liquid securities with lower yields causing a reduction in income and less favorable pricing for OTC-cleared and OTC-bilateral transactions. Centralized clearing of certain OTC derivatives exposes us to the risk of a default by a clearing member or clearinghouse with respect to our cleared derivative transactions. We use derivatives to mitigate a wide range of risks in connection with our businesses, including the impact of increased benefit exposures from certain of our annuity products that offer guaranteed benefits. We have always been subject to the risk that hedging and other management procedures might prove ineffective in reducing the risks to which insurance policies expose us or that unanticipated policyholder behavior or mortality, combined with adverse market events, could produce economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by higher costs of writing derivatives (including customized derivatives) and the reduced availability of customized derivatives that might result from the implementation of Dodd-Frank and comparable international derivatives regulations.

Dodd-Frank also expanded the definition of “swap” and mandated the SEC and U.S. Commodity Futures Trading Commission (“CFTC”) to study whether “stable value contracts” should be treated as swaps. Pursuant to the new definition and the SEC’s and CFTC’s interpretive regulations, products offered by our insurance subsidiaries other than stable value contracts might also be treated as swaps, even though we believe otherwise. Should such products become regulated as swaps, we cannot predict how the rules would be applied to them or the effect on such products’ profitability or attractiveness to our clients. Federal banking rules that apply to certain qualified financial contracts, including many derivatives contracts, securities lending agreements and repurchase agreements, with banking institutions and certain of their affiliates generally require the banking institutions and their applicable affiliates to include contractual provisions in their qualified financial contracts that limit or delay certain rights of their counterparties including counterparties’ default rights (such as the right to terminate the contracts or foreclose on collateral) and restrictions on assignments and transfers of credit enhancements (such as guarantees) arising in connection with the banking institution or an applicable affiliate becoming subject to a bankruptcy, insolvency, resolution or similar proceeding. These rules could limit our recovery in the event of a default, limit our ability to close-out transactions upon the bankruptcy of an affiliate of our counterparty and increase our counterparty risk.
The amount of collateral we are required to pledge and the payments we are required to make under our derivatives transactions are expected to increase as a result of the requirement to pledge initial margin for OTC-cleared transactions and for OTC-bilateral transactions entered into after the phase-in period, which will likely be applicable to us in September 2020 as a result of adoption by the Office of the Comptroller of the Currency, the Federal Reserve Board, the FDIC, the Farm Credit Administration, the Federal Housing Finance Agency, and the CFTC of final margin requirements for non-centrally cleared derivatives.
In December 2019, the SEC finalized and adopted the final set of rules related to security-based swaps, which triggers the compliance date for security-based swap entities registration and compliance with previously adopted rules regarding margin, capital, segregation, recordkeeping, cross-border regulation, and reporting and business conduct for security-based swaps. The rules will become effective on the later of March 1, 2020 or 60 days after publication in the Federal Register and the compliance date for registration of security-based swap entities will be 18 months after such effective date. We are evaluating the potential effect these rules might have on our business.
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
In June 2019, the SEC adopted rules and interpretations addressing the standards of conduct applicable to broker-dealers and investment advisers and their associated persons, including Regulation Best Interest, which are primarily focused on offerings of products and services to retail customers. As a result of the new rules, beginning June 30, 2020, broker-dealers recommending our variable products to retail customers will be required to comply with a “best interest” standard, which the SEC did not define but did confirm would be higher than the current suitability standard but not rise to the level of being a fiduciary, and provide disclosures about their standard of conduct and conflicts of interest, including a new standardized client relationship summary disclosure (“Form CRS”). Investment advisers to retail clients will also be required to file new Form CRS with the SEC and deliver copies of the Form CRS to their retail clients. As noted above, the SEC rules do not include a private right of action. Two pending lawsuits, one by several states and D.C. and the other by private advisory firms, were filed in September 2019, seeking to overturn Regulation Best Interest. In addition, in December 2019, the NAIC approved revisions to the Suitability in Annuity Transactions Model Regulation that add a “best interest” standard for the sale of annuities that is less than a fiduciary standard, but more than a suitability standard. The revised regulation now has to be adopted by state legislatures. We are monitoring these developments and cannot at this time predict the effect they might have on our business.
Federal and state securities regulatory authorities and FINRA from time to time make inquiries and conduct examinations regarding compliance by MetLife, Inc. and its subsidiaries with securities and other laws and regulations. We cooperate with such inquiries and examinations and take corrective action when warranted.
Environmental Laws and Regulations
As an owner and operator of real property in many jurisdictions, we are subject to extensive environmental laws and regulations in such jurisdictions. Inherent in such ownership and operation is also the risk that there may be environmental liabilities and costs in connection with any required remediation of such properties. In addition, we hold equity interests in companies that could potentially be subject to environmental liabilities. We routinely have environmental assessments performed with respect to real estate being acquired for investment and real property to be acquired through foreclosure. Unexpected environmental liabilities may arise. However, based on information currently available to us, we believe that any costs associated with compliance with environmental laws and regulations or any remediation of such properties will not have a material adverse effect on our business, results of operations or financial condition.
Unclaimed Property
We are subject to the laws and regulations of states and other jurisdictions concerning identification, reporting and escheatment of unclaimed or abandoned funds, and are subject to audit and examination for compliance with these requirements. See “—Insurance Regulation — Insurance Regulatory Examinations and Other Activities” for discussion of the regulatory settlement agreement relating to unclaimed proceeds. See also “Controls and Procedures” and Note 21 of the Notes to the Consolidated Financial Statements.
Brighthouse Separation Tax Treatment
Prior to the spin-off distribution of Brighthouse Financial, Inc. common stock in 2017, we received a private letter ruling from the IRS regarding certain significant issues under the Code, as well as an opinion from tax counsel that the distribution qualified for non-recognition of gain or loss to us and our shareholders pursuant to Sections 355 and 361 of the Code, except to the extent of cash received in lieu of fractional shares, each subject to the accuracy of and compliance with certain representations, assumptions and covenants therein.
Notwithstanding the receipt of the private letter ruling and the tax opinion, the IRS could determine that the distribution should be treated as a taxable transaction, for example, if it determines that any of the representations, assumptions or covenants on which the private letter ruling is based are untrue or have been violated. Similarly, the IRS could determine that our disposal of FVO Brighthouse Common Stock (as defined below) in the debt-for-equity exchange should be treated as a taxable transaction to MetLife, Inc. Furthermore, as part of the IRS’s policy, the IRS did not determine whether the distribution or the debt-for-equity exchange satisfies certain conditions that are necessary to qualify for non-recognition treatment. Rather, the private letter ruling is based on representations by us and Brighthouse Financial, Inc. (together with its subsidiaries, “Brighthouse”) that these conditions have been satisfied. The tax opinion addressed the satisfaction of these conditions. The tax opinion is not binding on the IRS or the courts, and the IRS or a court may take a contrary position. In addition, the tax counsel relied on certain representations and covenants delivered by us and Brighthouse.

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
Cross-Border Trade
On January 31, 2020, the U.K. ceased to be a member of the EU and entered into a transition period expected to end on December 31, 2020. During the transition period, the relationship between the U.K. and the EU will remain primarily as it was prior to January 31, 2020. The U.K. and EU will use this period to negotiate the structure of the future relationship between the U.K. and EU after December 31, 2020. Our U.K. business model utilizes certain rights to operate cross-border insurance and investment operations, which may be modified or eliminated as a result of the U.K. exiting the EU. MetLife expects to maintain its existing operating model, including as an inbound EEA-insurer under the U.K.’s Temporary Permissions Regime, which is due to last for at least three years and will permit MetLife to carry on its insurance business in the U.K. during that period. Operating expenses within our businesses could increase as a result of such changes.
One of the Trump Administration’s priorities has been renegotiating certain international trade agreements, including the North American Free Trade Agreement (“NAFTA”) with Canada and Mexico. On September 30, 2018, the United States, Canada and Mexico agreed to the framework for a new international trade agreement, known as the United States-Mexico-Canada Agreement (“USMCA”), which would replace NAFTA. Mexico and the United States have ratified the USMCA with Canada expected to follow suit. The Trump Administration has also made it a priority to renegotiate the terms of bilateral trade between the United States and China. Governments in both countries have erected tariffs on the imports of various goods during the trade negotiation period. On January 15, 2020, President Trump and the government of China signed a “Phase One” deal, which reduced bilateral tensions and provided partial tariff relief. While imposed tariffs do not affect us directly, the economic impact of continued uncertainty could impact the growth of the insurance market in China.
Fiscal Measures
The administration of President López Obrador in Mexico is implementing an austerity plan which, among other measures, has eliminated benefits such as major medical insurance and contributions to additional savings benefit insurance for Mexican federal government personnel and public officials. Mexican state governments or other government institutions may introduce similar austerity policies as well. MetLife is the largest provider of benefits to Mexican federal government personnel and public officials, and such austerity plans may have an adverse effect on our business.
If the U.S. Congress does not approve annual appropriations or otherwise extend appropriations by continuing resolution, many federal government agencies must discontinue most non-essential, discretionary functions, known as a “partial government shutdown.” Most recently, the U.S. government operated under a partial shutdown from December 22, 2018 to January 25, 2019. During a partial government shutdown, financial markets, including the government bond market, continue to function. If the SEC is shut down, although certain SEC functions continue, the SEC may not process new or pending registration statements, qualifications of new or pending offering statements or applications for exemptive relief, which could disrupt or delay new public bond issuances. The partial shutdown of certain other federal agencies could delay or otherwise impact certain transactions or projects. An extended partial government shutdown could also negatively impact capital markets and economic conditions generally.

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
Employees
At October 1, 2019, we had approximately 49,000 employees, calculated consistent with Regulation S-K Item 402(u) without exempting any employees under Regulation S-K Item 402(u)(4). We believe that our relations with our employees are satisfactory. We invest in our employees by continuing to create learning and development opportunities, promote inclusion, support work-life balance, and enhance ownership mindset. Fostering a culture of innovation and employee learning is fundamental to how we compete.

Information About Our Executive Officers
Set forth below is information regarding the executive officers of MetLife, Inc.:

Name	Age	Position with MetLife and Business Experience
Michel A. Khalaf	55	•	President, Chief Executive Officer and Director of MetLife, Inc. (May 2019 – present)
		•	President, U.S. Business, of MetLife, Inc. (July 2017 – April 2019)
		•	President, EMEA, of MetLife, Inc. (November 2011 – July 2017)
		•	Executive Vice President of MLIC (January 2011 – November 2011)
John D. McCallion	46	•	Executive Vice President and Chief Financial Officer of MetLife, Inc. (August 2018 – July 2019) (November 2019 – present)
		•	Executive Vice President and Chief Financial Officer and Treasurer of MetLife, Inc. (May 2018 – August 2018) (July 2019 – November 2019)
		•	Executive Vice President and Treasurer of MetLife, Inc. (July 2016 – May 2018)
		•	Senior Vice President and Chief Financial Officer, EMEA, of MetLife Group, Inc. (August 2014 – June 2016)
		•	Vice President and Chief Financial Officer, EMEA, of MLIC (September 2012 – July 2014)
Marlene Debel	52	•	Executive Vice President and Chief Risk Officer of MetLife, Inc. (May 2019 – present)
		•	Executive Vice President and Head of Retirement & Income Solutions of MetLife, Inc. (March 2018 – May 2019)
		•	Executive Vice President and Chief Financial Officer, U.S. Business, of MetLife, Inc. (July 2016 – March 2018)
		•	Executive Vice President and Treasurer of MetLife, Inc. (June 2011 – July 2016)
Stephen W. Gauster	49	•	Executive Vice President and General Counsel of MetLife, Inc. (May 2018 – present)
		•	Senior Vice President and Interim General Counsel of MetLife, Inc. (July 2017 – May 2018)
		•	Senior Vice President and Chief Counsel, General Corporate Section of the Law Department (January 2016 – June 2017)
		•	Senior Vice President, Chief Corporate Counsel and Assistant Secretary, Assurant, Inc., an insurance company (September 2008 – December 2015)
Steven J. Goulart	61	•	Executive Vice President and Chief Investment Officer of MetLife, Inc. (May 2011 – present)
		•	Head of the Portfolio Management Unit as Senior Managing Director of MLIC (January 2011 – April 2011)
		•	Senior Vice President and Treasurer of MetLife, Inc. (July 2009 – April 2011)
Esther S. Lee	61	•	Executive Vice President and Global Chief Marketing Officer of MetLife, Inc. (January 2015 – present)
		•	Senior Vice President, Brand Marketing, Advertising and Sponsorships of AT&T, Inc., a communications company (August 2011 – December 2014)
Bill Pappas	50	•	Executive Vice President and Head of Global Technology and Operations of MetLife, Inc. (November 2019 – present)
		•	Head of Global Operations, Bank of America, a financial services company (February 2016 – November 2019)
		•	Chief Information Officer, Bank of America (February 2010 – February 2016)
Susan M. Podlogar	56	•	Executive Vice President and Chief Human Resources Officer of MetLife, Inc. (July 2017 – present)
		•	Vice President, Human Resources, Global Medical Devices, Johnson & Johnson, a medical devices, pharmaceutical and consumer products company (May 2016 – June 2017)
		•	Vice President, Human Resources, EMEA, Global Total Rewards, Johnson & Johnson (January 2015 – May 2016)
Kishore Ponnavolu	55	•	President, Asia, of MetLife, Inc. (September 2018 – present)
		•	Executive Vice President, MetLife Auto and Home (November 2013 – August 2018)
Oscar A. Schmidt	60	•	President, Latin America, of MetLife, Inc. (May 2018 – present)
		•	Executive Vice President, Head of Latin America of MLIC (January 2010 – April 2018)
Ramy Tadros	44	•	Executive Vice President and President, U.S. Business, of MetLife, Inc. (May 2019 – present)
		•	Executive Vice President and Chief Risk Officer of MetLife, Inc. (September 2017 – April 2019)
		•	Management Consultant, Oliver Wyman, Inc., a consulting company (September 1997 – July 2017)

Trademarks
We have a worldwide trademark portfolio that we consider important in the marketing of our products and services, including, among others, the trademark “MetLife.” As a result of the acquisition of American Life and Delaware American Life Insurance Company (collectively, “ALICO”), we acquired trademarks of American Life, including the “ALICO” trademark. In addition, as a result of our acquisition of ProVida, we acquired “PROVIDA” and other trademarks. We believe that our rights in our trademarks are well protected.
Available Information
MetLife files periodic reports, proxy statements and other information with the SEC. The SEC maintains an internet website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including MetLife, Inc.
MetLife makes available, free of charge, on its website (www.metlife.com) through the Investor Relations web page (https://investor.metlife.com), its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to all those reports, as soon as reasonably practicable after filing (furnishing) such reports to the SEC. MetLife encourages investors to visit the Investor Relations web page from time to time, where it announces additional financial and other information about it to its investors, including in news releases, public conference calls and webcasts. The information found on MetLife’s website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document MetLife files with the SEC, and any references to MetLife’s website are intended to be inactive textual references only.
Item 1A. Risk Factors
You should carefully consider the following risk factors. Any of these risk factors could harm our businesses, results of operations, financial condition or liquidity. You should not consider these risk factors to be a complete set of all potential risks that could affect MetLife. These risk factors should be considered carefully together with other information contained in this Annual Report on Form 10-K, including “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes in “Financial Statements and Supplementary Data,” and the other reports and materials filed by MetLife with the SEC. Many of these risks are interrelated and could occur under similar business and economic conditions, and the occurrence of certain of them may in turn cause the emergence or exacerbate the effect of others. Such a combination could materially increase the severity of the impact of these risks on our businesses, results of operations, financial condition or liquidity.
Economic Environment and Capital Markets Risks
Difficult Economic Conditions May Harm Our Businesses, Results of Operations or Financial Condition
Market factors, including interest rates, credit spreads, equity prices, derivative prices and availability, real estate markets, foreign currency exchange rates, consumer and government spending, business investment, volatility, disruptions and strength of the capital markets, deflation and inflation, and government actions could harm our financial condition, business operations, or ability to receive dividends from our insurance subsidiaries and meet our obligations. Such factors could also harm our results of operations, liquidity or cash flows through realized investment losses, derivative losses, changes in insurance liabilities, impairments, increased valuation allowances, increases in reserves, reduced net investment income and changes in unrealized gain or loss positions.
Sustained periods of low interest rates and risk asset returns may reduce income from our investment portfolio, increase our liabilities for claims and future benefits, and increase the cost of risk transfer measures, decreasing our profit margins. During certain market events, such as a global credit crisis, a market downturn, or sustained low market returns, we may incur significant losses due to, among other reasons, losses incurred in our general account and the impact of guarantees, including increases in liabilities, capital maintenance obligations and collateral requirements. Any of these events could also impair our financial strength ratings.
Higher unemployment, higher inflation, lower family income, lower corporate earnings, lower business investment, lower consumer spending, elevated incidence of claims, adverse utilization of benefits relative to our best estimate expectations, lapses or surrenders of policies, reduced demand for our products, and deferred or canceled payments of insurance premiums may negatively affect our earnings and capitalization and harm our business, results of operations or financial condition.
Declining equity markets may decrease the account value of our products, reducing certain fees generated by these products, which may increase the level of insurance liabilities we carry, accelerate the amortization of deferred policy acquisition costs

(“DAC”), and increase funding to our captive reinsurers. Additionally, lower interest rates may reduce returns in fixed income investments.
Interest Rate Risk
Some of our products expose us to interest rate risks, including reductions in the difference between short-term and long-term interest rates, which may reduce or eliminate our investment spread and net income.
During periods of lower interest rates, we may need to reinvest proceeds from certain investments at lower yields, reducing our investment spread. Moreover, borrowers may prepay or redeem the fixed income securities and loans in our investment portfolio with greater frequency. Although we may be able to lower interest crediting rates to help offset decreases in spreads, our ability to lower these rates is limited to our products that have adjustable interest crediting rates, which could be limited by competition or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our investment spread may decrease or become negative, harming our results of operations or financial condition.
Lower spreads may accelerate the amortization of DAC, reducing net income and in turn, harming our credit instrument covenants or rating agency assessment of our financial condition. During periods of declining interest rates, life insurance and annuity products may be more attractive investments to consumers, resulting in increased premium payments on certain products, repayment of policy loans and increased persistency, while our new investments carry lower returns. A market interest rate decline could also reduce our return on investments that do not support particular policy obligations. During periods of sustained lower interest rates, our reserves may need to be increased. Accordingly, declining and sustained low interest rates may harm our results of operations, financial position, cash flows, profitability, or issuance of dividends.
Interest rate increases may also harm our profitability. During rapidly increasing interest rates, we may not be able to replace the investments in our general account with higher yielding investments needed to fund the higher crediting rates required to stay competitive. This could result in a lower spread, lower profitability, decreased sales, and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals may increase as policyholders seek investments with higher perceived returns. This may result in cash outflows requiring the sale of investments on less favorable terms, resulting in investment losses. We may accelerate the amortization of DAC and value of business acquired (“VOBA”), reducing net income, harming our credit instrument covenants and rating agency assessment of our financial condition, and cause us to accelerate the amortization of negative VOBA, increasing net income. Interest rate increases may harm the value of our investment portfolio, for example, by decreasing the estimated fair values of fixed income securities, and may increase our daily settlement payments on interest rate futures and cleared swaps, resulting in increased cash outflows and liquidity needs. Furthermore, if interest rates rise, our unrealized gains on fixed income securities may decrease and our unrealized losses may increase. The accumulated change in estimated fair value of these fixed income securities would be recognized in net income when a gain or loss is realized upon the sale of the security or if the decline in estimated fair value is determined to be other than temporary and an impairment charge to earnings is taken. Finally, an increase in interest rates may decrease fee income associated with a decline in the value of variable annuity account balances invested in fixed income funds.
Actions resulting from the monetary policies of the Federal Reserve Board and of central banks around the world may also impact the pricing levels of risk-bearing investments and may harm our investment income or product sales.
The measures we take to mitigate the risks of investing in a changing interest rate environment, such as mitigating our fixed income investments relative to our interest rate sensitive liabilities may not be sufficient. For some of our liability portfolios, it is not possible to invest assets at the full liability duration, thereby creating some asset/liability mismatch. In addition, asymmetrical and non-economic accounting may cause material changes to our net income and stockholders’ equity because our non-qualified derivatives are recorded at fair value through earnings, while the related hedged items either follow an accrual-based accounting model, or are recorded at fair value through other comprehensive income.

Regulators, agencies, or benchmark administrators may take actions resulting in changes to the way LIBOR is determined, the discontinuance of reliance on LIBOR as a benchmark rate or the establishment of alternative reference rates, which could harm our business. The Federal Reserve Bank of New York began publishing a Secured Overnight Financing Rate, which is intended to replace U.S. dollar LIBOR. Plans for alternative reference rates for other currencies have also been announced. Although the full impact of transition remains unclear, any change or discontinuation of LIBOR may adversely impact interest rates, as well as the value of, return on and markets for a broad array of financial products, including certain of our financial instruments whose value is tied to LIBOR or a LIBOR alternative. Additionally, the effect on our business and financial instruments will vary depending on existing fallback provisions in individual contracts and whether, how, and when industry participants develop and adopt alternative reference rates and fallbacks for both legacy and new products or instruments. Uncertainty regarding the continued use and reliability of LIBOR, and uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing instruments could harm the value of such instruments. Our transition to alternative reference rates and implementation of necessary changes to our systems, processes and models requires significant work and may negatively impact other aspects of our business, including products, pricing, operations, and valuations. Any change to or discontinuation of similar benchmark rates other than LIBOR could have similar effects.
Credit Spread Risk
Changes in credit spreads may result in market price volatility and cash flow variability. Market price volatility can make valuations of our securities difficult if trading becomes less frequent, which could harm our results of operations or financial condition and may require additional reserves. Market volatility may cause changes in credit spreads, defaults and a lack of pricing transparency, which could harm our results of operations, financial condition, liquidity or cash flows. An increase in credit spreads relative to U.S. Treasury benchmarks may increase our borrowing costs and decrease certain product fee income.
Equity Risk
Downturns and volatility in equity markets may harm our savings and investment products’ revenues and investment returns, where fee income is earned based upon the estimated fair value of our managed assets. The variable annuity business is highly sensitive to equity markets, and a sustained weakness or stagnation in the equity markets may decrease these products’ revenues and earnings. Furthermore, certain of our variable annuity products offer guaranteed benefits that increase our potential benefit exposure should equity markets decline or stagnate.
Sustained declines in long-term equity returns or interest rates may harm the funding of our pension plans and other postretirement benefit obligations. An increase in equity markets could increase settlement payments on equity futures, which may increase our cash outflows and liquidity needs.
The timing of distributions from and valuations of our investments in leveraged buy-out funds, hedge funds and other private equity funds depends on the performance of the underlying investments, distribution schedules, and the funds’ need for cash. The amount of net investment income from these investments can vary substantially from period to period and significant volatility may harm our returns and net investment income. In addition, downturns or volatility in the equity markets may decrease the estimated fair value of our alternative investments or equity securities.
Real Estate Risk
Changes in the supply and demand of leasable commercial space, creditworthiness of tenants and partners, capital markets volatility, interest rate fluctuations, commodity prices, farm incomes and housing and commercial property market conditions, among others, may adversely impact our investments in commercial, agricultural and residential mortgage loans, and real estate and real estate joint ventures, harming our results of operations, financial condition, liquidity or cash flows.
Obligor and Counterparty Risk
Our general account investments in certain countries could be adversely affected by volatility resulting from local economic and political concerns, as well as volatility in specific sectors. Additionally, U.S. states and municipalities may face budget deficits and other financial difficulties, which may harm the value of securities we hold issued by or under the auspices of such U.S. states, municipalities and political subdivisions.
The issuers or guarantors of fixed income securities and mortgage loans we own may default on principal and interest payments they owe us. Additionally, the change in value of underlying collateral within asset-backed securities (“ABS”), including mortgage-backed securities, may result in a default on principal and interest payments, reducing our cash flows. The occurrence of a major economic downturn, acts of corporate malfeasance, widening credit spreads, or other adverse events may cause the estimated fair value of our portfolio of fixed income securities and mortgage loans and our earnings to decline and the default rate of the fixed income securities and mortgage loans in our investment portfolio to increase.

Many of our transactions with counterparties such as brokers and dealers, central clearinghouses, commercial banks, investment banks, hedge funds, investment funds, reinsurers and other financial institutions expose us to the risk of counterparty default. Such credit risk may be exacerbated if we cannot realize the collateral held by us in secured transactions or cannot liquidate such collateral at prices sufficient to recover the full amount of the loan or derivative exposure due to us. Furthermore, potential action by governments and regulatory bodies, such as investment, nationalization, conservatorship, receivership and other intervention, or lack of action by governments and central banks, as well as deterioration in the banks’ credit standing, could negatively impact these instruments, securities, transactions and investments or limit our ability to trade with them. Any such losses or impairments to the carrying value of these investments or other changes may harm our business and results of operations.
Currency Exchange Rate Risk
Fluctuations in foreign currency exchange rates against the U.S. dollar may adversely affect our non-U.S. dollar denominated investments, investments in non-U.S. subsidiaries, net income from non-U.S. operations and issuance of non-U.S. dollar denominated instruments. Fluctuations in foreign currency exchange rates may also make certain of our products less attractive to customers, which may increase levels of early policy terminations and decrease sales volume and our in force business. Such negative effects may be exacerbated if international markets experience severe economic or financial disruptions or significant currency devaluations, if a foreign economy is determined to be “highly inflationary,” or if a country withdraws from the Euro zone. Fluctuations in foreign currency exchange rates may harm our operations, earnings or investments in the affected countries.
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
Derivatives Risk
If our counterparties, clearing brokers or central clearinghouses fail or refuse to honor their obligations under our derivatives, our hedges of the related risk will be ineffective. A counterparty’s or central clearinghouse’s insolvency, inability or unwillingness to make payments under the terms of derivatives agreements or to return collateral could harm our financial condition and results of operations, including our liquidity. If the net estimated fair value of a derivative to which we are a party declines, we may need to pledge collateral or make payments. In addition, ratings downgrades or financial difficulties of derivative counterparties may require us to utilize additional capital for the impacted businesses. Furthermore, our derivatives valuation may change based on our valuation methodology or errors in such valuation or valuation methodology.
Terrorism and Security Risks
The continued threat of terrorism, ongoing military and other actions, potential military conflicts, and heightened security measures may cause significant volatility in global financial markets and result in loss of life, property damage, additional disruptions to commerce and reduced economic activity. The value of our investment portfolio may be adversely affected by declines in the credit and equity markets and reduced economic activity caused by such threats. Companies in which we maintain investments may suffer losses as a result of financial, commercial or economic disruptions, and such disruptions might affect the ability of those companies to pay interest or principal on their securities or mortgage loans. Terrorist or military actions also could disrupt our operations centers and result in higher than anticipated claims under our insurance policies.
Adverse Capital and Credit Market Conditions May Significantly Affect Our Ability to Meet Liquidity Needs, Our Access to Capital and Our Cost of Capital
In cases of volatility, disruptions, or other conditions in global capital markets we may have to seek additional financing, the availability and cost of which could be adversely affected by market conditions, regulatory considerations, availability of credit to our industry generally, our credit ratings and credit capacity, reduced business activity, or investment losses, and the perception of our financial prospects. Our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. We may not be able to successfully obtain additional financing we need on favorable terms or at all. We may be required to return significant amounts of cash collateral on short notice under securities lending or derivatives agreements or post collateral or make payments related to specified counterparty agreements.

Our business and financial results may suffer without sufficient liquidity through impaired ability to pay claims, other operating expenses, interest on our debt and dividends on our capital stock, cash or collateral to our subsidiaries, maintain our securities lending, replace certain maturing liabilities, sustain our operations and investments, and repurchase our common stock. Capital and credit market volatility may limit our access to capital we need to operate, limiting our ability to raise capital, issue the types of securities we would prefer, timely replace maturing liabilities, satisfy regulatory requirements, and access capital to grow our business, any of which could decrease our profitability and significantly reduce our financial flexibility. Such events could harm our results of operations, financial condition, cash flows, or statutory capital position.
An Inability to Access Our Credit Facility Could Result in a Reduction in Our Liquidity and Lead to Downgrades in Our Credit and Financial Strength Ratings
We may fail to comply with or fulfill all conditions under the unsecured credit facility (the “Credit Facility”) MetLife, Inc. and MetLife Funding, Inc. (“MetLife Funding”) maintain. Lenders may fail to fund their lending commitments under the Credit Facility due to insolvency, illiquidity or other reasons. This could harm our ability to meet our obligations, our credit and financial strength ratings, as well as our liquidity, financial condition or results of operations.
A Downgrade or a Potential Downgrade in Our Financial Strength or Credit Ratings Could Result in a Loss of Business and Harm Our Financial Condition or Results of Operations
Nationally Recognized Statistical Rating Organizations (“NRSROs”) and others may, at any time, downgrade our financial strength ratings or credit ratings, lower our ratings outlooks, increase the scope or frequency of their reviews, or increase capital or other requirements to maintain ratings. Such changes could harm our business, results of operations or financial condition by reducing product sales, forcing us to change product pricing, increasing financing costs, increasing policy surrenders or withdrawals, increasing collateral requirements, increasing the risk of derivative terminations, increasing the cost of reinsurance, increasing regulatory scrutiny, or various other factors.
Reinsurance May Not Be Available, Affordable or Adequate to Protect Us Against Losses
Our reinsurance costs may increase, or reinsurance may not be available, due to market conditions or other factors, which may reduce our earnings. Our risk of loss may increase if we decrease the amount of our reinsurance. Any of these could harm our ability to write future business or result in the assumption of more risk with respect to the policies we issue.
We may incur costs as a result of a reinsurer’s insolvency, inability or unwillingness to make payments, or inability or unwillingness to maintain collateral, harming our financial condition or results of operations, including our liquidity.
Our Statutory Life Insurance Reserve Financings May Be Subject to Cost Increases, and New Financings May Be Subject to Limited Market Capacity
If MetLife’s ratings decline, market capacity is limited, or on other repricing occasions, our costs to finance statutory life insurance reserves may increase, harming our financial results. If regulators disallow assets to back statutory reserves, we would not be able to take some or all related statutory reserve credit, which may harm the statutory capitalization of certain of our insurance subsidiaries.
Regulatory and Legal Risks
Our Businesses Are Highly Regulated, and Changes in Laws, Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability, Limit Our Growth, or Otherwise Adversely Affect Our Business, Results of Operations and Financial Condition
Insurance or other regulators may change licensing, permit, or approval requirements, or take other actions that may harm our business. They may also take actions that harm our customers and independent sales intermediaries or their operations, which may affect our business relationships with them and their ability to purchase or distribute our products.
Regulations such as financial services regulation, insurance regulation, regulation of variable annuities, securities regulation, derivatives regulation, pension regulation, health care regulation, accounting, cybersecurity regulation, privacy and data protection regulation, tort reform legislation and taxation, laws and regulations that affect customers, sales intermediaries, or others, and our or other parties’ failure to comply with these requirements, may harm our business, results of operations or financial condition. Adverse regulatory examinations or audits may also harm our business, results of operations and financial condition. Regulators may interpret rules differently from the way we have, or change interpretations of laws or rules, and legislators may change statutes, which may adversely affect our businesses. Changes to laws or to rules regulators propose or adopt may harm our business or ability to continue to offer products we do today or to introduce new products.

We may incur costs to comply with laws and regulations, and changes to these laws and regulations may increase our expenses. Our failure to strictly comply with our own policies or with regulatory requirements may harm our reputation or result in sanctions or legal claims.
Laws, regulations or regulatory actions may limit or change the type, amount or structure of compensation or benefits we offer our employees or others, which may harm our ability to compete in recruiting and retaining key personnel. Our failure to comply with fiduciary or other benefit-related obligations may harm our business, reputation, results of operations, or financial condition.
We may incur capital requirement, reserve requirement, risk management infrastructure, and reporting costs to comply with solvency standards. We may be subject to enhanced capital standards, supervision and additional requirements, such as group capital standards or insurer capital standards. MetLife, Inc. could be compelled to undergo FDIC liquidation if it becomes insolvent or is in danger of defaulting on its obligations, imposing greater losses on shareholders and unsecured creditors than under the Bankruptcy Code. This could also apply to financial institutions whose debt we hold and could harm the value of our holdings. We could be assessed charges in connection with a financial company liquidation, which could harm our financial condition.
Our ability to react to rapidly changing economic conditions and the dynamic, competitive markets may be impaired if our product designs do not allow frequent and contemporaneous revisions of key pricing elements, or if we are unable to work collaboratively with regulators. Changes in regulatory approval processes, rules and other dynamics in the regulatory process could harm our ability to react to such changing conditions. Rules on defined benefit pension plan funding may reduce the likelihood or delay corporate plan sponsors in terminating their plans or engaging in transactions to partially or fully transfer pension obligations. This could affect the mix of our pension risk transfers and increase non-guaranteed funding products and could harm our results of operations or financial condition.
Changes in Tax Laws or Interpretations of Such Laws Could Reduce Our Earnings and Materially Impact Our Operations by Increasing Our Corporate Taxes and Making Some of Our Products Less Attractive to Consumers
Changes in tax laws or interpretations of such laws - including U.S. Tax Reform - could increase our corporate taxes and reduce our earnings. Changes may increase our effective tax rate or have implications that make our products less attractive to consumers. Tax authorities may enact laws, change regulations to increase existing taxes, or add new types of taxes and authorities who have not imposed taxes in the past, may impose additional taxes. Any such changes may harm our business, results of operations or financial condition.
Customers shifting away from employee benefits, life insurance and annuity contracts, or other tax-preferred products would reduce our income from these products and our asset base, reducing our earnings and potentially affecting the value of our deferred tax assets.
Litigation and Regulatory Investigations Are Increasingly Common in Our Businesses and May Result in Significant Financial Losses and Harm to Our Reputation
Legal or regulatory actions, inquiries or investigations, whether ongoing or yet to come, could harm our reputation, ability to attract or retain customers or employees, business, financial condition, or results of operations, even if we ultimately prevail. Regulators or private parties may bring class actions, individual suits, or investigations seeking large recoveries alleging wrongs relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, investments, denial or delay of benefits and breaches of fiduciary or other duties. We may be unable to anticipate the outcome of a litigation and the amount or range of loss because we do not know how adversaries, fact finders, courts, regulators, or others will evaluate evidence, the law, or accounting principles, and whether they will do so differently than we have.
Capital Risks
Legal and Regulatory Restrictions May Prevent Us from Paying Dividends and Repurchasing Our Stock
Our financial condition, results of operations, cash requirements, future prospects, capital position, liquidity, financial strength and credit ratings, as well as regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries, general market conditions, the market price of our common stock compared to management’s assessment of the stock’s underlying value, applicable regulatory approvals, other legal and accounting factors, and other factors deemed relevant by our Board may preclude us from paying dividends or repurchasing our common stock.

If we do not pay dividends on our preferred stock or pay interest on our junior subordinated debentures or trust securities, terms of those instruments may restrict our ability to pay dividends or repurchase common stock, or pay dividends or interest on our preferred stock and junior subordinated debentures. Further, terms applicable to our Floating Rate Non-Cumulative Preferred Stock, Series A (the “Series A preferred stock”), junior subordinated debentures and trust securities may prevent us from paying dividends or interest on those instruments. We may not be able to eliminate these restrictions through the repayment, redemption or purchase of junior subordinated debentures.
We may be restricted from repurchasing shares or entering into share repurchase programs when we are aware of material non-public information, harming our ability to repurchase shares.
As a Holding Company, MetLife, Inc. Depends on the Ability of Its Subsidiaries to Pay Dividends, a Major Component of Holding Company Free Cash Flow
If the cash MetLife, Inc. receives from its subsidiaries through dividends and other payments is insufficient for it to fund its debt service and other holding company obligations, MetLife, Inc. may have to issue debt or equity, or sell assets. It may also be insufficient to meet our free cash flow goals and our plans to distribute cash to shareholders.
Insurance regulators may restrict dividends or other payments above certain amounts where their approval is required, or if they determine payments could be adverse to our policyholders or contractholders. Business conditions, rating agency considerations, taxation, dividend and repatriation rules, and monetary transfer and foreign currency exchange rules may limit our insurance subsidiaries’ dividends and other payments. We may need to transfer capital among our companies to comply with net worth maintenance or other support agreements, limiting capital available for other purposes.
Investment Risks
Defaults, Downgrades, Volatility or Other Events May Adversely Affect the Investments We Hold, Resulting in a Reduction in Our Net Income and Profitability
Our estimated fair value of our fixed income securities portfolio and corresponding earnings may decline, and the default rate of the fixed income securities in our investment portfolio may increase, in case of a major economic downturn, acts of corporate malfeasance, widening credit risk spreads, ratings downgrades or other events could harm the issuers or guarantors of securities or the underlying collateral of structured securities that we hold. We may have to hold more capital to support our securities to maintain our RBC levels, should securities we hold suffer a ratings downgrade. Our intent to sell, or our assessment of the likelihood that we will be required to sell, fixed income securities may increase our writedowns or impairments. Our realized losses or impairments on these securities may harm our net income.
The default rate, loss severity or other performance of our mortgage loan investments may change, harming our business, results of operations and financial condition. Any concentration of our mortgage loans by geography, tenancy or property-type, may have an adverse effect on our investment portfolio, the price we can obtain when we sell assets, and our results of operations or financial condition. Legislation or regulations that would allow or require modifications to the terms of, or impact the value of, mortgage loans could harm our investment portfolio, business, results of operations or financial condition.
We May Have Difficulty Selling Certain Holdings in Our Investment Portfolio or in Our Securities Lending Program in a Timely Manner and Realizing Full Value
When we sell holdings in our investment portfolio, we may not receive the price we seek and may sell at a price lower than our carrying value, whether due to limited markets in privately-placed fixed income securities, certain derivative instruments, mortgage loans, policy loans, direct financing and leveraged leases, other limited partnership interests, tax credit and renewable energy partnerships and real estate equity, including real estate joint ventures and funds, reduced liquidity for other investments during periods of market volatility or disruption, or other reasons. We may realize losses that harm our results of operations and financial condition and our financial ratios, which could harm our compliance with our credit instruments and rating agency capital adequacy measures.
We may face similar risks if we are required under our securities lending program to return significant amounts of cash collateral that we have invested. Our securities lending activities may decrease, harming our net investment income.
Our Requirements to Pledge Collateral or Make Payments Related to Declines in Estimated Fair Value of Derivatives Transactions or Specified Assets in Connection with OTC-Cleared and OTC-Bilateral Transactions May Adversely Affect Our Liquidity, Expose Us to Central Clearinghouse and Counterparty Credit Risk, and Increase our Costs of Hedging
We may have to increase the collateral we pledge and the payments we make under our derivatives transactions. Regulators, clearinghouses, or counterparties may restrict or eliminate eligible collateral or charge us to pledge such collateral, which would increase our costs and harm the liquidity and composition of our investments.

Changes to Our Valuation of Securities and Investments, the Allowances and Impairments Taken on Our Investments, and Our Methodologies, Estimations and Assumptions Could Harm Our Results of Operations or Financial Condition
During periods of market disruption or rapidly-changing market conditions, such as significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, or infrequent trading, or when market data is limited, our assets may become less liquid and we may base our asset valuations on less-observable and more subjective judgments, assumptions, or methods that may result in estimated fair values that significantly vary by period, and may exceed the investment’s sale price. Decreases in the estimated fair value of our securities may harm our results of operations or financial condition.
Business Risks
Differences Between Actual Claims Experience and Underwriting and Reserving Assumptions May Adversely Affect Our Financial Results
To the extent that our actual claims experience is less favorable than the underlying assumptions we used in establishing claim liabilities, we could be required to reduce DAC or VOBA, increase our liabilities or incur higher costs.
The amounts that we will ultimately pay to settle our liabilities, particularly when those payments may not occur until well into the future, may vary from what we expect. We may change our liability assumptions and increase our liabilities based on actual experience and accounting requirements. Our operating practices and procedures that support our policyholders and contractholder obligation assumptions, such as obtaining, accumulating, and filtering data, and our use of technology, such as database analysis and electronic communications, may affect our reserve estimates. To the extent that these practices and procedures do not accurately produce the data to support our assumptions or cause us to change our assumptions, or to the extent that enhanced technological tools become available to us, we may change those assumptions and procedures, as well as our reserves. To the extent that any of our operating practices and procedures do not accurately produce, or reproduce, data that we use to conduct any or all aspects of our business, such errors may negatively impact our business, reputation, results of operations, or financial condition.
We may change our assumptions, models, or reserves due to increased longevity. Increases in the prevalence and accuracy of genetic testing, or restrictions on its use, may exacerbate adverse selection risks. Each of these may harm our business, results of operations, or financial condition.
The Global Nature of Our Operations Exposes Us to a Variety of Political, Legal, Operational, Economic and Other Risks
The global nature of our business operations exposes us to a wide range of political, legal, operational, economic and other risks, including but not limited to: nationalization or expropriation of assets; imposition of limits on foreign ownership of local companies; changes in laws, their application or interpretation; political instability; economic or trade sanctions; dividend limitations; price controls; currency exchange controls or other transfer or exchange restrictions; difficulty enforcing contracts; regulatory restrictions; and public or political criticism of our business and operations.
Such actions or events may directly or indirectly harm our business or reputation in the relevant jurisdictions, as well as other jurisdictions. Some of our businesses operate in emerging markets, where many of these risks are heightened.
Additionally, we face risks that may impact our global operations, including but not limited to international trade agreements, uncertainties in intergovernmental organizations, pension system reforms, and others.
If we encounter labor problems with workers’ associations or trade unions, or if any of our businesses are not successful, we may lose all or most of our investment in that business, which may harm our results of operations.
Expanding our operations to new businesses or jurisdictions may require considerable management time and expenses before significant, if any, revenues and earnings are generated, which may reduce management and financial resources available for other uses. Our operations in new or existing markets may be unprofitable or achieve low margins, harming our operating margins and results of operations.

Competitive Factors May Adversely Affect Our Market Share and Profitability
Competitive pressures, based on a number of factors including service, product features, scale, price, financial strength, claims-paying ratings, credit ratings, e-business capabilities, name recognition, and other factors, may adversely affect the persistency of our products and our ability to sell products in the future. We may be harmed by competition from other insurance companies, as well as non-insurance financial services companies, which may have a broader array of products, more competitive pricing, higher claims paying ability ratings, greater financial resources with which to compete, or pre-existing customer bases for financial services products. Additionally, we may lose purchasers of group insurance products that are underwritten annually due to more favorable terms from competitors. Furthermore, the investment management and securities brokerage businesses have relatively low barriers to entry and continually attract new entrants. Our customers and clients may engage other financial service providers, and the resulting loss of business may harm our results of operations or financial condition.
An increase in consolidation activity among banks and broker-dealers may negatively impact the insurance industry’s sales and increase competition for access to distributors, resulting in greater distribution expenses and may impair our ability to market insurance products to or expand our current customer base. Consolidation and other industry changes may also increase the likelihood that distributors will renegotiate agreements on terms less favorable to us.
In addition, legislative and other changes affecting the regulatory environment for our business may not impact all activities and companies equally, which could adversely affect our competitive position within the insurance industry and the broader financial services industry.
Technological Changes May Present New and Intensified Challenges to Our Business
Technological changes may present us with new or intensified challenges. We may be unable to accurately, timely, or completely process the increased volume and variety of information relating to our businesses, including information related to deaths, that new technological tools for data collection and analysis make available. We may modify our assumptions, models, or reserves as a result of our review of such information. Changes in collection and analysis of data could expose us to regulatory or legal actions and may harm our business, reputation, results of operations, and financial condition.
Technological changes may change how we interact with customers, who may expect increased choices, and we may have to redesign our products as a result. Our distribution channels may become more automated to increase flexibility of access to our services and products. We may incur significant costs to implement these changes. If we are unsuccessful, our competitive position and distribution relationships may be harmed.
Technological advances may also change our investments composition and results. For example, changes in energy technology and increasing consumer preferences for e-commerce may harm the profitability of some businesses. Our failure to adequately adjust our investments may harm our business, results of operations or financial condition.
Catastrophes May Adversely Impact Liabilities for Policyholder Claims and Reinsurance Availability
Claims resulting from catastrophic events could harm our financial results, profitability, and financial condition. Catastrophic events could impair assets in or otherwise harm our investment portfolio, and could harm our reinsurers’ financial condition, increasing the probability of reinsurance recoveries defaults. Catastrophic events may also reduce economic activity in affected areas, which could harm our business, prospects for new business, or value of our investments. The severity of claims from catastrophic events may be higher if property values increase due to inflation or other factors or our insured lives or property are geographically concentrated.
Major public health issues, such as a pandemic (e.g. the novel coronavirus COVID-19) or other event that causes a large number of illnesses or deaths, could harm our insurance operations and have a major impact on the global economy and financial markets. Governmental and non-governmental organizations may not effectively combat the spread and severity of such a pandemic, increasing their harm to us. An event that affects the workforce of one or more of our customers could increase our mortality or morbidity claims. Any of these events could harm our business, results of operations or financial condition.
Catastrophe losses as a result of hurricanes, windstorms, earthquakes, hail, tornadoes, explosions, severe winter weather, fires and man-made events such as terrorist attacks may harm our business, results of operations or financial condition.
Climate change may increase the frequency and severity of weather related disasters and pandemics. Climate change regulation may harm the value of investments we hold or harm our counterparties, including reinsurers.

Consistent with industry practice and accounting standards, we establish liabilities for claims arising from a catastrophe only after assessing the probable losses arising from the event. The liabilities we have established may not be adequate to cover our actual claim liabilities. Our efforts to manage risks may be impeded by restrictions on our ability to withdraw from catastrophe-prone areas or on internal reinsurance transactions. We may be unable to obtain catastrophe reinsurance at rates we find acceptable, or at all.
We may be called upon to make contributions to guaranty associations or similar organizations as a result of catastrophes, which may harm our financial condition or results of operations.
We May Need to Fund Deficiencies in Our Closed Block; Assets Allocated to the Closed Block Benefit Only the Holders of Closed Block Policies
The closed block assets established in connection with the MLIC demutualization, their cash flows, and the revenue from the closed block policies may not be sufficient to provide for the policies’ guaranteed benefits. If they are not, we must fund the shortfall. We may choose, for competitive or other reasons, to support policyholder dividend payments with our general account funds. Such actions may reduce funds otherwise be available to us for other uses and could harm our results of operations or financial condition.
We May Be Required to Recognize an Impairment of Our Goodwill or Other Long-Lived Assets or to Establish a Valuation Allowance Against Our Deferred Income Tax Assets
We may reduce our estimated fair value of business units, impairing our goodwill and charging net income, if prolonged market declines or other factors negatively impact the performance of our businesses, harming our results of operations or financial position.
We may write down long-lived assets if we conclude we will be unable to recover their carrying amount, which could harm our results of operations or financial position.
We may charge net income because we determine that it is more likely than not that we will not realize a deferred income tax asset, based on the performance of the business and its ability to generate future taxable income, harming our results of operations or financial position. In addition, we may need to write-off deferred tax assets if tax rates change.
We May Be Required to Accelerate the Amortization of or Impair DAC, DSI or VOBA
Low investment returns, mortality, morbidity, persistency, interest crediting rates, dividends paid to policyholders, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation, may harm the gross profit or margins that we use to amortize DAC, deferred sales inducements (“DSI”) and VOBA for many of our life and annuity products. We may accelerate that amortization in the period the actual experience is known, or due to significant or sustained equity market declines or significantly lower spreads, causing a charge to net income and harming our results of operations or financial condition.
Guarantees Within Certain Products May Decrease Our Earnings, Increase the Volatility of Our Results, Result in Higher Risk Management Costs and Expose Us to Increased Counterparty Risk
Our liabilities for guaranteed benefits, including guaranteed minimum death benefits (“GMDBs”) (including but not limited to no-lapse guarantee benefits), guaranteed minimum withdrawal benefits (“GMWBs”), guaranteed minimum accumulation benefits (“GMABs”), guaranteed minimum income benefits (“GMIBs”), and minimum crediting rate features could increase if equity markets decline or become more volatile, or interest rates decrease, harming our net income.
Our derivatives and other risk management strategies to hedge our economic exposure to these liabilities may harm our results of operations. Our use of reinsurance and derivatives, or other risk management techniques may not offset the costs of guarantees or protect us against losses from changes in policyholder behavior or mortality or from market events. Any of these may harm our results of operations, including net income, capitalization, financial condition or liquidity, including our ability to receive dividends from our operating insurance companies.

Operational Risks
Our Risk Management Policies and Procedures or Our Models May Leave Us Exposed to Unidentified or Unanticipated Risk
Our enterprise risk management policies and procedures may not be sufficiently comprehensive and may not identify every risk to which we are exposed. The assumptions, projections and data on which our risk management models are based may be inaccurate, and our models may not be suitable for their purpose, be misused, not operate properly, and contain errors. Our decisions, including determination of reserves, based on such model output and reports could harm our results of operations. Our model adjustments may also harm our results of operations. We may fail to adequately identify or remediate model errors. Our models may not fully predict future exposures or correctly reflect past experience, which may harm our business, reputation, results of operations or financial condition.
Our evaluation of markets, clients, catastrophe occurrence or other matters may not always be accurate, complete, up-to-date or properly evaluated. We may not effectively identify and monitor all risks or appropriately limit our exposures and our associates, vendors or non-employee sales agents may not follow our risk management policies and procedures. Past or future misconduct by our associates, vendors or non-employee sales agents could result in investigations, violations of law, regulatory sanctions, litigation, reputational harm, or financial harm. We may have to implement more extensive or different risk management policies and procedures due to legal and regulatory requirements, which could impose costs and harm our results of operations.
Our Policies and Procedures May Be Insufficient To Protect Us From Certain Operational Risks
We may make errors in any of the large number of transactions we process through our complex administrative systems. Our controls and procedures to prevent such errors may not be effective. Our controls and procedures to comply with and enforce contractual obligations may not always be effective. Mistakes can subject us to claims from our customers and may harm our business, reputation, results of operations, or financial condition.
If we are unable to obtain necessary and accurate information from our customers or their employees, we may be unable to provide or verify coverage and pay claims, or we may pay claims without sufficient documentation, which may harm our business, reputation, results of operations, or financial condition.
The controls of our vendors on whom we rely may not meet our standards or be adequate, our vendors could fail to perform their services accurately or timely, the exchange of information between us and our vendors may be imperfect, or our vendors may suffer financial or reputational distress. Each of these may cause errors, misconduct, or discontinuation of services that could harm our business, reputation, results of operations, or financial condition.
We may fail to timely and completely escheat property. As a result, we may incur charges, reserve strengthening, and expenses, regulatory examinations, or penalties. Each of these may harm our reputation, regulatory relationships, business, financial condition, or results of operations.
Our practices and procedures may, at times, limit our efforts to contact all of our customers, which may result in delayed, untimely, or missed customer payments that may harm our reputation, regulatory relationships, business, financial condition, or results of operations.
Our associates, vendors, non-employee sales agents, customers, or others may commit fraud against us. Our policies and procedures may be ineffective in preventing, detecting or mitigating fraud and other illegal or improper acts, which could harm our business, reputation, financial condition, or results of operations.
Our failure to attract, motivate and retain employees, develop talent, and plan for management succession may harm our business, results of operations, or financial condition.
We may identify internal control deficiencies, disclosure control deficiencies, or material weaknesses. These may harm our business, reputation, results of operations, or the market price of our common stock.
A Failure in Our Cybersecurity or Other Information Security Systems or Our Disaster Recovery Plans, or Those of Our Suppliers, Could Result in a Loss or Disclosure of Confidential Information, Damage to Our Reputation and Impairment of Our Ability to Conduct Business Effectively
We and our suppliers’ computer systems may suffer computer viruses or other malicious codes, unauthorized or fraudulent access, human errors, cyberattacks or other penetrations. Our efforts to reduce the risk of cyber-incidents and protect our information technology may be insufficient to prevent break-ins, attacks, fraud, security breaches or other unauthorized access to our and our suppliers’ systems. We may not timely detect such incidents, and they may harm our business, reputation, financial condition, or results of operations.

We, our suppliers, and our customers may suffer disasters such as a natural catastrophe, epidemic, industrial accident, blackout, computer virus, terrorist attack, cyberattack or war, and disaster recovery systems may be insufficient, particularly if these affect computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. Our ability to effectively conduct business and maintain the security, confidentiality or privacy of sensitive data, could be severely compromised if key personnel are unavailable, our suppliers’ ability to provide goods and services, and our associates’ ability to perform their job responsibilities are impaired by a disaster. Any insurance for liability, operational and other risks may be insufficient to protect us against such losses or may become less readily available or more expensive. Regulators’ or others’ scrutiny of cybersecurity, including new laws or regulations, could increase our compliance costs. Any of these could harm our business, reputation, results of operations, or financial position. We may not be able to reliably access all of the documents and records in the information storage systems we use, whether electronic or physical. We may fail to obtain or maintain all of the records we need to accurately and timely administer and establish appropriate reserves for benefits and claims with respect to, our products, which may harm our business, reputation, results of operations, or our financial condition.
Our continuous systems and processes evaluation and enhancement, including changes designed to enhance protective measures, increase our risk of a system or process failure or the creation of a gap in our security measures, which could harm our business, reputation, results of operations, or financial condition.
Any Failure to Protect the Confidentiality of Client Information Could Harm Our Reputation or Result in Legal or Regulatory Penalties
We or our suppliers may fail to maintain adequate internal controls, fail to comply with relevant policies and procedures, or policies, procedures and controls may not be sufficient. As a result, we may intentionally or unintentionally disclose or misuse confidential personal information, or others may misappropriate it, harming our reputation or causing civil or criminal penalties, which, in turn, could harm our business, financial condition, or results of operations. We may incur higher costs to comply with laws on, or regulators’ scrutiny of, our use, collection, management, or transfer of data and other privacy practices.
Changes in Accounting Standards May Adversely Affect Our Financial Statements
We adopt accounting standard changes issued by the Financial Accounting Standards Board (the “FASB”), the IFRS Foundation, or others, and may do so earlier than required. We may not be able to predict or assess the effects of these changes, and they may harm our financial condition or results of operations.
Our Associates May Take Excessive Risks, Which Could Negatively Affect Our Financial Condition and Business
Our associates, including executives and others who manage sales, investments, products, wholesaling, underwriting, and others, may take excessive risks. Our compensation programs and practices, and our other controls, may not effectively deter excessive risk-taking or misconduct. Our associates may take excessive risks which could harm our reputation, financial condition or business operations.
We May Experience Difficulty in or Complications from Marketing and Distributing Products
Our product distributors may suspend, alter, reduce or terminate their distribution relationships with us if we change our strategy, if our business performance declines, as a result of rating agency actions or concerns about market-related risks, or for other reasons. Our distributors may merge, change their business models in ways that affect us, or terminate their distribution contracts with us, and new distribution channels could emerge, harming our distribution efforts. Distributors may try to renegotiate the terms of any existing selling agreements to less favorable terms due to consolidation or other industry changes or for other reasons. Disruption or changes to our relationships with our distributors could harm our ability to market our products and could harm our business, results of operations, or financial condition.
Our employees or unaffiliated firms or agents may distribute our products in an inappropriate manner, or our customers may not understand them or for whom they are unsuitable, harming our reputation or business.
Changes in Our Assumptions Used for Our Pension and Other Postretirement Benefit Plans May Result in Increased Expenses and Reduce Our Profitability
We may change our discount rate, rate of return on plan assets, mortality rate, compensation level or medical inflation assumptions, harming our benefit plan estimates, which could increase our expenses and reduce our profitability.
We May Not be Able to Protect Our Intellectual Property and May be Subject to Infringement Claims
We may be unable to prevent third parties from infringing on or misappropriating our intellectual property. We may incur litigation costs to enforce and protect it or to determine its scope or validity, and we may not be successful, harming our business, reputation and ability to compete.

In addition, we may be subject to claims by third parties for infringement of intellectual property, breach of license usage rights, or misappropriation of trade secrets. We may incur significant expenses for any such claims. If we are found to have infringed or misappropriated a third-party intellectual property right, we may be enjoined from providing certain products or services to our customers or from utilizing and benefiting from certain intellectual property. Alternatively, we could be required to enter into costly licensing arrangements with third parties or implement a costly alternative. Consequently, such claims may harm our business, reputation, or results of operations.
Risks Related to Acquisitions, Dispositions or Other Structural Changes
We Could Face Difficulties, Unforeseen Liabilities, Asset Impairments or Rating Actions Arising from Business Acquisitions or Integrating and Managing Growth of Such Businesses, Dispositions of Businesses, or Legal Entity Reorganizations
Acquisitions and dispositions of businesses, joint ventures, and other structural changes expose us to a number of risks arising from, among other factors, economic, operational, strategic, financial, tax, legal, regulatory, and compliance risks. As a result, there can be no assurance that any acquisition, disposition or reorganization will be completed as contemplated, or at all. We may not realize the anticipated economic, strategic or other benefits of any transaction. Effecting these transactions may result in harm to our business, unforeseen expenditures and liabilities or a performance different than we expected. The areas where we face risks include, among others, rights to indemnification for losses, regulatory, liquidity and capital requirements, loss of customers, distributors, suppliers and key personnel, diversion of management time and resources to acquisition integration challenges or growth strategies from maximizing business value, and inability to realize anticipated efficiencies. Our success in conducting business through joint ventures will depend on our ability to manage a variety of issues, including: (i) our exposure to additional operational, financial, legal or compliance risks as a result of entry into certain joint ventures; (ii) our dependence on a joint venture counterparty given limits on our ownership or distribution requirements, as well as for resources, including capital and product distribution, may reduce our control over, financial returns from, or the value of a joint venture; and (iii) our cooperation with joint venture counterparties, failure of a joint venture counterparty to meet its obligations, or an election to alter, modify or terminate the relationship may negatively impact our results of operations, thereby impairing our investment.
Reorganizing or consolidating the legal entities through which we conduct business may raise similar risks. Our success in realizing the benefits from legal entity reorganizations will also depend on our management of various issues, including regulatory approvals, modification of our operations and changes to our investment portfolios or derivatives hedging activities.
Any of these risks, if realized, could prevent us from achieving the benefits we expect or could otherwise harm our business, results of operations, or financial condition.
We Are Subject to Risks Related to Our Separation from and Continuing Relationship with Brighthouse
We may not realize any or all of the expected tax or other benefits of the Brighthouse separation, which may harm our business, results of operations, or financial condition. Brighthouse may not succeed, causing claims against us that may harm our business, results of operations or financial condition.
Governance Risks
MetLife, Inc.’s Board of Directors May Influence the Outcome of Stockholder Votes on Many Matters Due to the Voting Provisions of the MetLife Policyholder Trust
Our Board of Directors may be able to influence stockholder votes by virtue of the provisions of the MetLife Policyholder Trust and the number of shares of MetLife, Inc. common stock held by it. Trust beneficiary vote instructions are likely to have disproportionate weight on votes concerning certain fundamental corporate actions because the trustee will vote all of the shares of common stock held by the trust in proportion to those instructions actually received.
We may incur regulatory, mailing, or other costs related to the termination of the trust, distribution of the common stock held in trust to beneficiaries and the resulting increase in the number of shareholders. The increase to our shareholder base with full voting rights may affect the outcome of matters brought to a stockholder vote and other aspects of our corporate governance.
State Laws, Federal Laws, and MetLife, Inc.’s Certificate of Incorporation and By-Laws May Delay, Deter or Prevent Takeovers and Business Combinations that Stockholders Might Consider in Their Best Interests
State laws, federal laws and MetLife, Inc.’s certificate of incorporation and by-laws may delay, deter or prevent a takeover attempt that stockholders might consider favorable. These provisions may adversely affect the price of MetLife, Inc.’s common stock if they discourage takeover attempts.
Stockholders’ changes to MetLife, Inc.’s corporate governance may make it more difficult for the Board of Directors to protect stockholders’ interests.

Item 1B. Unresolved Staff Comments
MetLife has no unresolved comments from the SEC staff regarding its periodic or current reports under the Exchange Act.
Item 2. Properties
Not applicable.
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
At February 14, 2020, there were 73,548 stockholders of record of our common stock.
See Item 12 for information about our equity compensation plans.
Issuer Purchases of Equity Securities
Purchases of MetLife, Inc. common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended December 31, 2019 are set forth below:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 - October 31, 2019	—	—	—	$1,235,343,798
November 1 - November 30, 2019	5,096,246	$49.06	5,096,246	$985,343,812
December 1 - December 31, 2019	4,049	$51.17	—	$985,343,812
Total	5,100,295		5,096,246
__________________

(1)
Except for the foregoing, there were no shares of MetLife, Inc. common stock repurchased by MetLife, Inc. During the periods October 1 through October 31, 2019, November 1 through November 30, 2019 and December 1 through December 31, 2019, separate account index funds purchased 0 shares, 0 shares and 4,049 shares, respectively, of MetLife, Inc. common stock on the open market in non-discretionary transactions.

(2)
In July 2019, MetLife, Inc. announced that its Board of Directors authorized $2.0 billion of common stock repurchases. At December 31, 2019, MetLife, Inc. had $985 million of common stock repurchases remaining under the authorization. For more information on common stock repurchases, see “Risk Factors — Capital Risks — Legal and Regulatory Restrictions May Prevent Us from Paying Dividends and Repurchasing Our Stock,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Common Stock Repurchases” and Notes 16 and 23 of the Notes to the Consolidated Financial Statements.

Common Stock Performance Graph
The graph and table below compare the total return on our common shares with the total return on the S&P Global Ratings (“S&P”) 500, S&P 500 Insurance, and S&P 500 Financials indices, respectively, for the five-year period ended on December 31, 2019. The graph and table show the total return on a hypothetical $100 investment in our common shares and in each index, respectively, on December 31, 2014, including the reinvestment of all dividends. The graph and table below shall not be deemed to be “soliciting material” or to be “filed,” or to be incorporated by reference in future filings with the SEC, or to be subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

	As of December 31,
	2014	2015	2016	2017	2018	2019
MetLife, Inc. common stock	$100.00	$91.70	$106.25	$114.82	$96.71	$124.60
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
S&P 500 Insurance	100.00	102.33	120.32	139.80	124.13	160.60
S&P 500 Financials	100.00	98.47	120.92	147.75	128.50	169.78

Item 6. Selected Financial Data
The following selected financial data has been derived from the Company’s audited consolidated financial statements. The statement of operations data for the years ended December 31, 2019, 2018 and 2017, and the balance sheet data at December 31, 2019 and 2018 have been derived from the Company’s audited consolidated financial statements included elsewhere herein. The statement of operations data for the years ended December 31, 2016 and 2015, and the balance sheet data at December 31, 2017, 2016 and 2015 have been derived from the Company’s audited consolidated financial statements not included herein. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and related notes included elsewhere herein.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(In millions)
Statement of Operations Data
Revenues
Premiums	$42,235	$43,840	$38,992	$37,202	$36,403
Universal life and investment-type product policy fees	5,603	5,502	5,510	5,483	5,570
Net investment income	18,868	16,166	17,363	16,790	16,205
Other revenues	1,842	1,880	1,341	1,685	1,927
Net investment gains (losses)	444	(298)	(308)	317	609
Net derivative gains (losses)	628	851	(590)	(690)	629
Total revenues	69,620	67,941	62,308	60,787	61,343

Expenses
Policyholder benefits and claims	41,461	42,656	38,313	36,358	35,144
Interest credited to policyholder account balances	6,464	4,013	5,607	5,176	4,415
Policyholder dividends	1,211	1,251	1,231	1,223	1,356
Other expenses	13,689	13,714	13,621	13,749	14,777
Total expenses	62,825	61,634	58,772	56,506	55,692
Income (loss) from continuing operations before provision for income tax	6,795	6,307	3,536	4,281	5,651
Provision for income tax expense (benefit)	886	1,179	(1,470)	693	1,590
Income (loss) from continuing operations, net of income tax	5,909	5,128	5,006	3,588	4,061
Income (loss) from discontinued operations, net of income tax (1)	—	—	(986)	(2,734)	1,324
Net income (loss)	5,909	5,128	4,020	854	5,385
Less: Net income (loss) attributable to noncontrolling interests	10	5	10	4	12
Net income (loss) attributable to MetLife, Inc.	5,899	5,123	4,010	850	5,373
Less: Preferred stock dividends	178	141	103	103	116
Preferred stock repurchase premium	—	—	—	—	42
Net income (loss) available to MetLife, Inc.’s common shareholders	$5,721	$4,982	$3,907	$747	$5,215

	Years Ended December 31,
	2019	2018	2017	2016	2015
EPS Data
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders per common share:
Basic	$6.10	$4.95	$4.57	$3.16	$3.48
Diluted	$6.06	$4.91	$4.53	$3.13	$3.44
Income (loss) from discontinued operations, net of income tax, per common share (1):
Basic	$—	$—	$(0.92)	$(2.48)	$1.19
Diluted	$—	$—	$(0.91)	$(2.46)	$1.18
Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$6.10	$4.95	$3.65	$0.68	$4.67
Diluted	$6.06	$4.91	$3.62	$0.67	$4.62
Cash dividends declared per common share	$1.740	$1.660	$1.600	$1.575	$1.475

	December 31,
	2019	2018	2017	2016	2015
	(In millions)
Balance Sheet Data
Assets of disposed subsidiary (1)	$—	$—	$—	$216,983	$216,437
Separate account assets	$188,445	$175,556	$205,001	$195,578	$187,152
Total assets	$740,463	$687,538	$719,892	$898,764	$877,912
Policyholder liabilities and other policy-related balances (2)	$407,408	$388,107	$378,810	$355,151	$342,047
Short-term debt	$235	$268	$477	$242	$100
Long-term debt	$13,466	$12,829	$15,686	$16,441	$17,936
Collateral financing arrangement	$993	$1,060	$1,121	$1,274	$1,342
Junior subordinated debt securities	$3,150	$3,147	$3,144	$3,169	$3,194
Liabilities of disposed subsidiary (1)	$—	$—	$—	$202,707	$204,314
Separate account liabilities	$188,445	$175,556	$205,001	$195,578	$187,152
Accumulated other comprehensive income (loss)	$13,052	$1,722	$7,427	$5,366	$4,767
Total MetLife, Inc.’s stockholders’ equity	$66,144	$52,741	$58,676	$67,531	$68,098
Noncontrolling interests	$238	$217	$194	$171	$470

	Years Ended December 31,
	2019	2018	2017	2016	2015
Other Data (3)
Return on MetLife, Inc.’s common stockholders’ equity	9.8%	9.6%	6.3%	1.0%	7.7%
__________________

(1)	See Note 3 of the Notes to the Consolidated Financial Statements.

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
For information relating to the Company’s financial condition and results of operations as of and for the year ended December 31, 2017, as well as for the year ended December 31, 2018 compared with the year ended December 31, 2017, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018.
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
Current Year Highlights
During 2019, overall sales increased compared to 2018 as improved sales in our U.S. Group Benefits business, as well as in Latin America and EMEA, more than offset lower sales in Japan. Positive net flows drove an increase in our investment portfolio; however, investment yields declined and interest credited rates were higher. Underwriting experience was unfavorable compared to 2018 and results in both 2019 and 2018 included a charge due to the impact of our annual actuarial assumption review. In addition, our 2019 results benefited from certain tax settlements. A favorable change in net investment gains (losses) primarily reflects 2018 losses on the fair value option (“FVO”) Brighthouse Financial, Inc. common stock (“FVO Brighthouse Common Stock”) and higher gains on sales of fixed maturity securities. An unfavorable change in net derivative gains (losses) was primarily the result of changes in key equity index levels, partially offset by a decline in interest rates.
The following represents segment level results and percentage contributions to total segment level adjusted earnings available to common shareholders for the year ended December 31, 2019:

_______________
(1) Excludes Corporate & Other adjusted loss available to common shareholders of $401 million.
(2) Consistent with GAAP guidance for segment reporting, adjusted earnings is our GAAP measure of segment performance. For additional information, see Note 2 of the Notes to the Consolidated Financial Statements.

Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018

Consolidated Results - Highlights
Net income (loss) available to MetLife, Inc.’s common shareholders up $739 million:

• Favorable change in net investment gains (losses) of $742 million ($586 million, net of income tax)

• Unfavorable change in net derivative gains (losses) of $223 million ($176 million, net of income tax)

• Adjusted earnings available to common shareholders up $306 million

(1) See “— Results of Operations — Consolidated Results” and “— Non-GAAP and Other Financial Disclosures” for reconciliations and definitions of non-GAAP financial measures.
Consolidated Results - Adjusted Earnings Highlights
Adjusted earnings available to common shareholders up $306 million:
•
The primary drivers of the increase in adjusted earnings were benefits from certain tax settlements and higher net investment income due to growth in the investment portfolio, partially offset by higher interest credited expense, unfavorable underwriting and the impact of our annual actuarial assumption review.

•	Our results for 2019 included the following:
	•	unfavorable impact from our annual actuarial assumption review of $143 million, net of income tax
	•	a $17 million, net of income tax, charge due to an increase in our incurred but not reported (“IBNR”) long-term care reserves, reflecting enhancements to our methodology related to potential claims
	•	expenses associated with our previously announced unit cost initiative of $332 million, net of income tax
	•	a $317 million tax benefit related to the resolution of an uncertainty regarding the deemed repatriation transition tax enacted as a part of U.S. Tax Reform
•
a $222 million benefit from the IRS audit settlement related to the tax treatment of a wholly-owned U.K. investment subsidiary of MLIC, which was comprised of a $158 million tax benefit and a $64 million interest benefit

•	Our results for 2018 included the following:
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
Consolidated Company Outlook
At the December 2019 Investor Day, we introduced our Next Horizon Strategy which is founded on three pillars: (i) “Focus” — generate strong free cash flow by deploying capital and resources to the highest value opportunities, (ii) “Simplify” — simplify our business to deliver operational efficiency and an outstanding customer experience, and (iii) “Differentiate” — drive competitive advantage through our brand, scale, talent, and innovation. The pillars of our Next Horizon Strategy are the basis of our ability to create and deliver optimal shareholder value.
We continue to shift our business mix to protection-oriented and fee-based businesses. As a result, we expect our results to be less sensitive to interest rates. Assuming interest rates follow the observable forward yield curves, as of the year ended December 31, 2019, we expect the ratio of free cash flow to adjusted earnings over the two-year period of 2020 and 2021 to be 65% to 75%, assuming a 10-year U.S. Treasury rate between 1.5% and 4.5%. We believe that free cash flow is a key determinant of common stock dividends and common stock repurchases. We have returned approximately $16.0 billion to shareholders from 2016 through 2019 and we expect to generate approximately $20.0 billion in free cash flow over the next five years, while maintaining a $3.0 billion to $4.0 billion buffer of liquid assets at the holding companies.
Despite the prolonged low interest rate environment, we continue to project adjusted return on equity, excluding accumulated other comprehensive income (“AOCI”) other than foreign currency translation adjustments (“FCTA”), of 12% to 14% over the near-term. This target reflects the completion of restructuring charges related to our unit cost improvement program in 2019 which we project will result in approximately $900 million of pre-tax expense margin expansion in 2020. We expect to maintain this margin by holding to a 12.3% direct expense ratio in 2020, excluding total notable items related to direct expenses and pension risk transfers, while creating additional capacity to fund over $1.0 billion in incremental technology and innovation investments to accelerate our growth over the next five years.
When making these and other projections, we must rely on the accuracy of our assumptions about future economic and business conditions, which can be affected by known and unknown risks and other uncertainties. Additional guidance from the U.S. Treasury, SEC or the FASB may require us to revise these projections in future periods.
Other Key Information
Argentina Highly Inflationary
The inflation levels in Argentina have been elevated for several years. In the first half of 2018, Argentina’s reported inflation rates began to increase dramatically and the Argentine central bank significantly increased interest rates in an effort to combat inflation. Based on Argentina’s reported inflation rates and trends, as of July 1, 2018, we designated Argentina as a highly inflationary economy for accounting purposes. The application of highly inflationary accounting did not have a material impact on the Company’s consolidated financial statements for the years ended December 31, 2019 and 2018.
Industry Trends
We continue to be impacted by the changing global financial and economic environment that has been affecting the industry.
Financial and Economic Environment
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility and disruptions in global capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors. See “Risk Factors — Economic Environment and Capital Markets Risks — Difficult Economic Conditions May Harm Our Businesses, Results of Operations or Financial Condition.”
We have market presence in numerous countries and, therefore, our business operations are exposed to risks posed by local and regional economic conditions. For example, MetLife is the largest provider of benefits to Mexican federal government personnel and public officials, however, the administration of President López Obrador of Mexico is implementing an austerity plan which, among other measures, has eliminated benefits such as major medical insurance and contributions to additional savings benefit insurance for such individuals. See “Business — Regulation — Fiscal Measures” and “Risk Factors — Economic Environment and Capital Markets Risks — Difficult Economic Conditions May Harm Our Businesses, Results of Operations or Financial Condition — Currency Exchange Rate Risk.”

We are closely monitoring political and economic conditions that might contribute to global market volatility and impact our business operations, investment portfolio and derivatives. For example, events following the U.K. referendum on June 23, 2016 and the uncertainties, including foreign currency exchange risks, associated with its withdrawal from the EU have contributed to global market volatility. These factors could contribute to weakening Gross Domestic Product growth, primarily in the U.K. and, to a lesser degree, in continental Europe and beyond. The magnitude and longevity of the potential negative economic impacts would depend on the detailed agreements reached by the U.K. and the EU as a result of the negotiations regarding future trade and other arrangements. See “— Investments — Current Environment — Selected Country and Sector Investments.” We are also monitoring the imposition of tariffs or other barriers to international trade, changes to international trade agreements, and their potential impacts on our business, results of operations and financial condition. In addition, the possibility of government shutdowns or a failure to raise the debt ceiling, due to a policy impasse or otherwise, could adversely impact our business and liquidity. See “Business — Regulation — Cross-Border Trade” and “Business — Regulation — Fiscal Measures.” See also “Risk Factors — Economic Environment and Capital Markets Risks — Difficult Economic Conditions May Harm Our Businesses, Results of Operations or Financial Condition” and “Risk Factors — Business Risks — The Global Nature of Our Operations Exposes Us to a Variety of Political, Legal, Operational, Economic and Other Risks.”
Central banks around the world are using monetary policy to address regional economic conditions. In the United States, the Federal Reserve Board which had been tightening monetary policy by raising the federal funds rate and shrinking the balance sheet, now has lowered rates to sustain the economic expansion and has begun to expand its balance sheet once again to reduce liquidity issues in financing markets. The European Central Bank has resumed quantitative easing for as long as necessary and left its deposit interest rate unchanged at its historic low. In Japan, the Japanese government and the Bank of Japan are maintaining stimulus measures in order to boost inflation expectations and achieve sustainable economic growth in Japan. Such measures include the imposition of a negative rate on commercial bank deposits, continued government bond purchases and tax reform, including the lowering of the Japanese corporate tax rate. Going forward, Japan’s structural and demographic challenges may continue to limit its potential growth unless reforms that boost productivity are put into place. Japan’s high public sector debt levels are mitigated by low refinancing risks. Further actions by central banks in the future may affect interest rates and risk markets in the U.S., Europe, Japan and other developed and emerging economies, and may ultimately result in market volatility. We cannot predict with certainty the effect of these actions or the impact on our business operations, investment portfolio or derivatives. See “— Investments — Current Environment.”
Impact of a Sustained Low Interest Rate Environment
Market interest rates are a key driver of our results. Sustained periods of low U.S. interest rates, may cause us to:

•	Reduce the difference between interest credited to policyholders and interest earned on supporting assets (“gross margin”);

•	Reinvest investment proceeds in lower yielding assets and experience higher frequency prepayment or redemption of assets in our portfolio;

•	Increase our reserves or trigger loss recognition events related to policy liabilities, accelerate amortization of DAC and VOBA, and potentially impair intangible assets;

•	Reduce interest expense, change pension and other post-retirement benefit calculations, and change derivative cash flows and market values;

•	Change our product offerings, design features, crediting rates and sales mix; and

•	Experience changing policyholder behavior, including surrender or withdrawal activity.
For additional discussion on gross margin and interest rate assumptions, as well as the potential impact of low interest rates, see “Risk Factors — Economic Environment and Capital Markets Risks — Difficult Economic Conditions May Harm Our Businesses, Results of Operations or Financial Condition — Interest Rate Risk;” “Risk Factors — Business Risks — We May Be Required to Accelerate the Amortization of or Impair DAC, DSI or VOBA;” “Risk Factors — Business Risks — We May Be Required to Recognize an Impairment of Our Goodwill or Other Long-Lived Assets or to Establish a Valuation Allowance Against Our Deferred Income Tax Assets;” “Risk Factors — Business Risks — Guarantees Within Certain Products May Decrease Our Earnings, Increase the Volatility of Our Results, Result in Higher Risk Management Costs and Expose Us to Increased Counterparty Risk;” and “— Results of Operations — Consolidated Results — Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018 — Actuarial Assumption Review and Certain Other Insurance Adjustments.”

Mitigating Actions
To mitigate unfavorable impacts of a low U.S. interest rate environment, we maintain diversification across products, distribution channels, and geographies while proactively evaluating interest rate and product strategies. In addition, we apply disciplined asset/liability management (“ALM”) strategies, including the use of derivatives, and may take management actions such as:

•	Lowering interest crediting rates or adjusting the dividend scale on products;

•	Limiting or closing certain products to new sales to manage exposures; and

•	Shifting sales focus to less interest rate sensitive products.
Our ability to take such actions may be limited by competition, regulatory approval requirements, or minimum crediting rate guarantees and may not match the timing or magnitude of interest rate changes.
In addition to proactive mitigation strategies, businesses within our Latin America, EMEA, and Asia (exclusive of our Japan business) segments help mitigate unfavorable impacts to our consolidated results given their limited U.S. interest rate sensitivity.
As a result of the foregoing, we expect adjusted earnings will continue to increase over the near term despite the sustained low U.S. interest rate environment.
For additional discussion on interest rate risk management and our ability to change interest crediting rates or dividend scales, see “Risk Factors — Economic Environment and Capital Markets Risks — Difficult Economic Conditions May Harm Our Businesses, Results of Operations or Financial Condition — Interest Rate Risk;” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities;” and “Quantitative and Qualitative Disclosures About Market Risk — Management of Market Risk Exposures.”
Low Interest Rate Scenario
To illustrate our sensitivity to lower U.S. interest rates, we compared the outcome of a hypothetical low interest rate environment (the “Low Interest Rate Scenario”) relative to the economic assumptions used for our insurance contracts (the “Base Scenario”) through 2022.
The Low Interest Rate Scenario assumes an immediate decline of U.S. interest rates for all maturities to 1.00% on January 1, 2020 and subsequent 10 basis point increases for maturities one year and longer on January 1, 2021 and January 1, 2022. Other than changing U.S. interest rates through 2022, all other economic assumptions are equivalent in the Low Interest Rate Scenario and Base Scenario.
The following table compares the most relevant short-term and long-term interest rate assumptions for the dates indicated:

	Years Ended December 31,
	2020		2021		2022
	Low Interest Rate Scenario	Base Scenario	Low Interest Rate Scenario	Base Scenario	Low Interest Rate Scenario	Base Scenario
Three-month LIBOR	1.00%	1.61%	1.00%	1.65%	1.00%	1.72%
10-year U.S. Treasury	1.00%	2.04%	1.10%	2.15%	1.20%	2.25%
Hypothetical Impact to Net Derivative Gains (Losses) and Adjusted Earnings
We estimate a net favorable impact to net derivative gains (losses) from non-VA program derivatives through 2022. We hold significant positions in long-duration receive-fixed U.S. interest rate swaps, which are most sensitive to the 10-year and 30-year swap rates, to hedge reinvestment risk. For purposes of the Low Interest Rate Scenario, we have excluded all VA program derivatives. For information regarding our VA and non-VA program derivatives, see “— Results of Operations — Consolidated Results.”
We estimate a net unfavorable impact to consolidated adjusted earnings through 2022. The negative impact of reinvesting cash flows in lower yielding assets is partially offset by lowering interest crediting rates and dividend scales on products, and additional derivative income.

The following table summarizes the hypothetical impact on net derivative gains (losses) and the adjusted earnings for certain segments, as well as Corporate & Other for the dates indicated:

	Years Ended December 31,
	2020	2021	2022
	(In millions)
Net Derivative Gains (Losses):
Non-VA Program Derivatives	$2,620	$(170)	$(125)

Adjusted Earnings:
U.S.	$—	$(15)	$(50)
Group Benefits	—	—	(15)
Retirement and Income Solutions	—	(10)	(25)
Property & Casualty	—	(5)	(10)
Asia (Japan only)	—	(15)	(40)
MetLife Holdings	—	(65)	(110)
Corporate & Other	(15)	35	—
Total Adjusted Earnings Impact	$(15)	$(60)	$(200)
Segments and Corporate & Other
The primary drivers of the Low Interest Rate Scenario impacting our segments, as well as Corporate & Other, are summarized below. Our Latin America, EMEA, and Asia (exclusive of our Japan business) segments are excluded given their limited U.S. interest rate sensitivity.
For additional information regarding account values subject to minimum crediting rate guarantees, the maturity profile of fixed maturity securities available-for-sale (“AFS”), and the yield on invested assets, see “— Investments;” “— Policyholder Liabilities — Policyholder Account Balances;” and Note 8 of the Notes to the Consolidated Financial Statements.
U.S.
Group Benefits
Our group life insurance products are primarily renewable term policies. This provides repricing flexibility to mitigate the negative impact of reinvesting in lower yielding assets.
Our retained asset accounts experience gross margin compression due to minimum crediting rate guarantees. Less than half of these accounts are at their minimum crediting rates. Additionally, we experience gross margin compression from our disability policy claim reserves for which crediting rates cannot be reduced. We use interest rate derivatives to mitigate risk for both products.
Gross margin compression is limited for our group disability products, which are generally renewable term policies allowing for crediting rate adjustments at renewal based on the retrospective experience rating and current interest rate assumptions.
Retirement and Income Solutions
This business contains both short and long-duration products consisting of capital market products, pension risk transfers, structured settlements, and other benefit funding products. Based on our investment portfolios and expected cash flows, only a small portion of invested assets are subject to reinvestment risk through 2022.
A significant portion of short-duration products are managed on a floating rate basis, which mitigates gross margin compression. The Low Interest Rate Scenario does not assume any additional ALM actions we may take in our capital markets business.

Our long-duration products have very predictable cash flows and we use both interest rate derivatives and asset/liability duration matching to mitigate gross margin compression. These mitigating strategies partially offset the negative impact of reinvesting in lower yielding assets.
Property & Casualty
Our products primarily consist of six-month and annual term renewable policies and do not have policyholder benefits linked to interest rates. This provides significant re-pricing flexibility to mitigate the negative impact of reinvesting in lower yielding assets.
Asia
Our Japan business offers traditional life insurance and accident & health products, many of which are U.S. dollar denominated. We experience gross margin compression to the extent our investment portfolios are U.S. interest rate sensitive and we are unable to offset the impact by lowering interest crediting rates. Additionally, we manage interest rate risk on our life products through a combination of product design features and ALM strategies.
Our Japan business also offers U.S. dollar denominated annuities which are predominantly single premium products with crediting rates set upon issuance. This allows for tightly managing product ALM, cash flows and net spreads, which mitigates interest rate risk.
For purposes of the Low Interest Rate Scenario, we have excluded businesses outside of Japan given their insignificant U.S. interest rate sensitivity.
MetLife Holdings
Our interest rate sensitive life products include traditional and universal life products. Since most of our traditional life insurance is participating, we can mitigate gross margin compression by adjusting the applicable dividend scale. For our universal life products, we manage interest rate risk through a combination of product design features and ALM strategies, including the use of interest rate derivatives. Although we are able mitigate gross margin compression by lowering interest crediting rates on certain in-force universal life policies, these actions may be partially offset by increased liabilities for policies with secondary guarantees.
Our annuity products experience gross margin compression primarily from deferred annuities with minimum crediting rate guarantees. Most of these contracts are at their minimum crediting rate, and, therefore we use interest rate derivatives to partially mitigate gross margin compression.
Our long-term care business experiences gross margin compression as we cannot reduce interest crediting rates for established claim reserves. Long-term care policies are guaranteed renewable, and rates may be adjusted on a class basis with regulatory approval to reflect emerging experience. We review the discount rate assumptions and other assumptions associated with our long-term care claim reserves no less frequently than annually and, with respect to interest rates, set the discount rate based on the prevailing interest rate environment.
Our retained asset accounts experience gross margin compression due to minimum crediting rate guarantees. Most of these accounts are at their minimum crediting rates and therefore we use interest rate derivatives to mitigate gross margin compression.
Based on our investment portfolios and cash flow estimates, approximately 7% of our invested assets each year are subject to reinvestment risk through 2022.
Corporate & Other
Corporate & Other contains the surplus investment portfolios used to fund capital and liquidity needs, certain reinsurance agreements, collateral financing arrangements, and our outstanding debt and preferred securities. Under the Low Interest Rate Scenario, the negative impact of reinvesting in lower yielding assets is partially offset by the positive impact of lower interest expense on collateral financing and variable rate debt.
For purposes of the Low Interest Rate Scenario, the preferred stock dividend impact is excluded and the impact on pension and postretirement plan expenses is included within Corporate & Other and not allocated across segments. Under the Low Interest Rate Scenario, the pension and other postretirement benefit liabilities increase, however, the impact is offset by corresponding returns on the fixed income plan assets resulting in lower expenses.

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
Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period, which can result in significant fluctuations in amortization of DAC and VOBA. Our practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. We monitor these events and only change the assumption when our long-term expectation changes. The effect of an increase (decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease (increase) in the DAC and VOBA amortization with an offset to our unearned revenue liability which nets to approximately $30 million. We use a mean reversion approach to separate account returns where the mean reversion period is five years with a long-term separate account return after the five-year reversion period is over. The current long-term rate of return assumption for the variable universal life contracts and variable deferred annuity contracts is 6.75%.
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

At December 31, 2019 and 2018, DAC and VOBA for the Company was $17.8 billion and $18.9 billion, respectively. Amortization of DAC and VOBA associated with the variable and universal life and annuity contracts was significantly impacted by movements in equity markets. The following illustrates the effect on DAC and VOBA of changing each of the respective assumptions, as well as updating estimated gross margins or profits with actual gross margins or profits during the years ended December 31, 2019 and 2018. Increases (decreases) in DAC and VOBA balances, as presented below, resulted in a corresponding decrease (increase) in amortization.

	Years Ended December 31,
	2019	2018
	(In millions)
General account investment return	$(116)	$22
Separate account investment return	31	(42)
Net investment/Net derivative gains (losses) and GMIB	(106)	(215)
In-force/Persistency	39	26
Policyholder dividends, expense and other	(81)	—
Total	$(233)	$(209)
Significant items contributing to the changes to DAC and VOBA amortization in 2019 consisted of the following:

•	Net increase in amortization of $106 million associated with net investment/net derivative gains (losses) and GMIB, primarily driven by the following:

–
An increase in amortization of $25 million from net derivative gains from freestanding derivatives hedging the variable annuity guarantees, partially offset by a decrease in amortization of approximately $10 million from net derivative losses resulting from the increases in variable annuity guarantee obligations.

–	A decrease in amortization of approximately $10 million associated with gains from GMIB hedges and the decreases in GMIB obligations.

–	Net increase in amortization of approximately $100 million from other investment activities.

•	Net increase in general account investment return mostly due to net investment income assumption unlocking and an update to the yield curve for market value adjustment.
Significant items contributing to the changes to DAC and VOBA amortization in 2018 consisted of the following:

•	Net increase in amortization of $215 million associated with net investment/net derivative gains (losses) and GMIB, primarily driven by the following:

–
An increase in amortization of $90 million from net derivative gains from freestanding derivatives hedging the variable annuity guarantees, partially offset by a decrease in amortization of approximately $30 million from net derivative losses resulting from the increases in variable annuity guarantee obligations.

–	An increase in amortization of approximately $35 million associated with gains from GMIB hedges and the decreases in GMIB obligations.

–	Net increase in amortization of approximately $100 million from the annual actuarial assumption review and other investment activities.
Our DAC and VOBA balance is also impacted by unrealized investment gains (losses) and the amount of amortization which would have been recognized if such gains and losses had been realized. The increase in unrealized investment gains (losses) decreased the DAC and VOBA balance by $1.5 billion in 2019. The decrease in unrealized investment gains (losses) increased the DAC and VOBA balance by $521 million in 2018. See Notes 5 and 8 of the Notes to the Consolidated Financial Statements for information regarding the DAC and VOBA offset to unrealized investment gains (losses).

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
Investment Impairments
One of the significant estimates related to fixed maturity securities AFS is our impairment evaluation. The assessment of whether an other-than-temporary impairment (“OTTI”) occurred is based on our case-by-case evaluation of the underlying reasons for the decline in estimated fair value on a security-by-security basis. Our review of each security for OTTI includes an analysis of gross unrealized losses by three categories of severity and/or age of gross unrealized loss. An extended and severe unrealized loss position on a security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments. Accordingly, such an unrealized loss position may not impact our evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected.
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
The impact of the range of reasonably likely variances in credit spreads decreased as compared to prior periods. However, these estimated effects do not take into account potential changes in other variables, such as equity price levels and market volatility, which can also contribute significantly to changes in carrying values. Therefore, the table does not necessarily reflect the ultimate impact on the consolidated financial statements under the credit spread variance scenarios presented below.

	Changes in Balance Sheet Carrying Value At December 31, 2019
	Policyholder Account Balances	DAC and VOBA
	(In millions)
100% increase in our credit spread	$488	$46
As reported	$624	$73
50% decrease in our credit spread	$705	$90
The accounting for derivatives is complex and interpretations of accounting standards continue to evolve in practice. If it is determined that hedge accounting designations were not appropriately applied, reported net income could be materially affected. Assessments of the effectiveness of hedging relationships are also subject to interpretations and estimations and different interpretations or estimates may have a material effect on the amount reported in net income.
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
In the third quarter of 2019, we tested the MetLife Holdings life insurance reporting unit for impairment using the actuarial based embedded value fair valuation approach. The estimated fair value of the reporting unit exceeded the carrying value by approximately 43% and, therefore, the reporting unit was not impaired. If we had assumed that the discount rate was 100 basis points higher than the discount rate used, the estimated fair value of the MetLife Holdings life insurance reporting unit would have been higher than the carrying value by approximately 22%. This reporting unit consists of operations relating to products and businesses we no longer actively market. As of December 31, 2019, the amount of goodwill allocated to this reporting unit was $887 million.
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
See Note 12 of the Notes to the Consolidated Financial Statements for additional information on our goodwill.
Employee Benefit Plans
Certain subsidiaries of MetLife, Inc. sponsor defined benefit pension plans and other postretirement benefit plans covering eligible employees. See Note 18 of the Notes to the Consolidated Financial Statements for information on amendments to our U.S. benefit plans. The calculation of the obligations and expenses associated with these plans requires an extensive use of assumptions such as the discount rate, expected rate of return on plan assets, rate of future compensation increases and healthcare cost trend rates, as well as assumptions regarding participant demographics such as rate and age of retirement, withdrawal rates and mortality. In consultation with external actuarial firms, we determine these assumptions based upon a variety of factors such as historical experience of the plan and its assets, currently available market and industry data, and expected benefit payout streams.

We determine the expected rate of return on plan assets based upon an approach that considers inflation, real return, term premium, credit spreads, equity risk premium and capital appreciation, as well as expenses, expected asset manager performance, asset weights and the effect of rebalancing. Given the amount of plan assets as of December 31, 2018, the beginning of the measurement year, if we had assumed an expected rate of return for both our pension and other postretirement benefit plans that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our net periodic benefit costs would have been a decrease of $100 million and an increase of $100 million, respectively, in 2019. This considers only changes in our assumed long-term rate of return given the level and mix of invested assets at the beginning of the year, without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed long-term rate of return.
We determine the discount rates used to value the Company’s pension and postretirement obligations, based upon rates commensurate with current yields on high quality corporate bonds. Given our pension and postretirement obligations as of December 31, 2018, the beginning of the measurement year, if we had assumed a discount rate for both our pension and postretirement benefit plans that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our net periodic benefit costs would have been a decrease of $97 million and an increase of $94 million, respectively, in 2019. This considers only changes in our assumed discount rates without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed discount rate. The assumptions used may differ materially from actual results due to, among other factors, changing market and economic conditions and changes in participant demographics. These differences may have a significant impact on the Company’s consolidated financial statements and liquidity.
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
See also Notes 1 and 19 of the Notes to the Consolidated Financial Statements for additional information on our income taxes.

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
Economic Capital
Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in our business. Our economic capital model, coupled with considerations of local capital requirements, aligns segment allocated equity with emerging standards and consistent risk principles. Economic capital-based risk estimation is an evolving science and industry best practices have emerged and continue to evolve. Areas of evolving industry best practices include stochastic liability valuation techniques, alternative methodologies for the calculation of diversification benefits, and the quantification of appropriate shock levels. MetLife’s management is responsible for the ongoing production and enhancement of the economic capital model and reviews its approach periodically to ensure that it remains consistent with emerging industry practice standards. For further information, see “Financial Measures and Segment Accounting Policies” in Note 2 of the Notes to the Consolidated Financial Statements.
Acquisitions and Dispositions
Acquisition of PetFirst
In December 2019, the Company and PetFirst Healthcare, LLC (“PetFirst”), a fast-growing pet health insurance administrator, entered into a definitive agreement under which MetLife will acquire PetFirst. The transaction closed in January 2020.
Acquisition of Willing
In November 2019, the Company completed the acquisition of Bequest, Inc. (“Willing”), a leading digital estate planning service. This transaction brings new digital capabilities to the Company and reinforces its commitment to providing simple and easy-to-use benefits that respond to consumer needs.
Pending Disposition of MetLife Hong Kong
For information regarding the Company's definitive agreement to sell, MetLife Hong Kong, see Note 3 of the Notes to the Consolidated Financial Statements.
Disposition of MetLife Afore
For information regarding the Company’s 2018 disposition of MetLife Afore, S.A. de C.V. (“MetLife Afore”), its pension fund management business in Mexico, see Note 3 of the Notes to the Consolidated Financial Statements.
Separation of Brighthouse
In 2017, MetLife, Inc. completed the separation of Brighthouse Financial, Inc. and its subsidiaries (“Brighthouse”) through a distribution of 96,776,670 shares of Brighthouse Financial, Inc. common stock to the MetLife, Inc. common shareholders (the “Separation”). For information regarding the Separation, the Company’s 2018 sale of the FVO Brighthouse Common Stock, and ongoing transactions between MetLife and Brighthouse, see Notes 3 and 13 of the Notes to the Consolidated Financial Statements.

Results of Operations
Consolidated Results
Business Overview. Overall sales for 2019 increased over 2018 levels reflecting higher sales in the majority of our businesses. In our U.S. segment, sales increased in our Group Benefits business as a result of strong sales in both our core and voluntary products. In our RIS business, sales were slightly lower, as higher funding agreement issuances and structured settlement sales were more than offset by lower sales of pension risk transfers and stable value products. Sales in our Asia segment decreased as a result of lower sales in Japan, a large group case in Australia in 2018, and the pending disposition of MetLife Hong Kong, partially offset by higher sales in Korea. Sales in our Latin America segment improved as a result of higher sales in Mexico, Brazil and Chile. In our EMEA segment, sales improved as a result of increases in Turkey, the U.K. and Egypt.

	Years Ended December 31,
	2019	2018
	(In millions)
Revenues
Premiums	$42,235	$43,840
Universal life and investment-type product policy fees	5,603	5,502
Net investment income	18,868	16,166
Other revenues	1,842	1,880
Net investment gains (losses)	444	(298)
Net derivative gains (losses)	628	851
Total revenues	69,620	67,941
Expenses
Policyholder benefits and claims and policyholder dividends	42,672	43,907
Interest credited to policyholder account balances	6,464	4,013
Capitalization of DAC	(3,358)	(3,254)
Amortization of DAC and VOBA	2,896	2,975
Amortization of negative VOBA	(33)	(56)
Interest expense on debt	955	1,122
Other expenses	13,229	12,927
Total expenses	62,825	61,634
Income (loss) before provision for income tax	6,795	6,307
Provision for income tax expense (benefit)	886	1,179
Net income (loss)	5,909	5,128
Less: Net income (loss) attributable to noncontrolling interests	10	5
Net income (loss) attributable to MetLife, Inc.	5,899	5,123
Less: Preferred stock dividends	178	141
Net income (loss) available to MetLife, Inc.’s common shareholders	$5,721	$4,982
Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018
During 2019, net income (loss) increased $781 million from 2018, primarily driven by a favorable change in net investment gains (losses) and an increase in adjusted earnings, which includes benefits from certain tax settlements, partially offset by an unfavorable change in net derivative gains (losses).

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
Certain variable annuity products with guaranteed minimum benefits contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value recorded in net derivative gains (losses). We use freestanding derivatives to hedge the market risks inherent in these variable annuity guarantees. We continuously review and refine our strategy and ongoing refinement of the strategy may be required to take advantage of NAIC rules related to a statutory accounting election for derivatives that mitigate interest rate sensitivity related to variable annuity guarantees. The restructured hedge strategy is classified as a macro hedge program, included in the non-VA program derivatives section of the table below, to protect our overall statutory capital from significant adverse economic conditions. The valuation of these embedded derivatives includes a nonperformance risk adjustment, which is unhedged, and can be a significant driver of net derivative gains (losses) and volatility in earnings, but does not have an economic impact on us.

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

	Years Ended December 31,
	2019	2018
	(In millions)
Non-VA program derivatives
Interest rate	$1,384	$177
Foreign currency exchange rate	(67)	464
Credit	282	(52)
Equity	(403)	115
Non-VA embedded derivatives	(162)	78
Total non-VA program derivatives	1,034	782
VA program derivatives
Market risks in embedded derivatives	851	(51)
Nonperformance risk adjustment on embedded derivatives	(116)	133
Other risks in embedded derivatives	(301)	(310)
Total embedded derivatives	434	(228)
Freestanding derivatives hedging embedded derivatives	(840)	297
Total VA program derivatives	(406)	69
Net derivative gains (losses)	$628	$851
The favorable change in net derivative gains (losses) on non-VA program derivatives was $252 million ($199 million, net of income tax). This was primarily due to a favorable change in interest rate impact due to long-term U.S. interest rates decreasing in 2019 and increasing in 2018, favorably impacting receive fixed interest rate swaps, options and total rate of return swaps. In addition, credit spreads narrowed in 2019 and widened in 2018, favorably impacting written credit default swaps used in replications. These favorable impacts were partially offset by the weakening of the U.S. dollar relative to certain foreign currencies in 2019 versus 2018, unfavorably impacting foreign currency forwards and swaps that primarily hedge foreign currency-denominated bonds. In addition, key equity markets increasing in 2019 versus decreasing in 2018 unfavorably impacted equity options acquired primarily as part of our macro hedge program. There was also a change in the value of the underlying assets, unfavorably impacting non-VA embedded derivatives related to funds withheld on a certain reinsurance agreement. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the items being hedged.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $475 million ($375 million, net of income tax). This was due to an unfavorable change of $249 million ($197 million, net of income tax) in the nonperformance risk adjustment on embedded derivatives and an unfavorable change of $235 million ($186 million, net of income tax) in freestanding derivatives hedging market risks in embedded derivatives, net of market risks in embedded derivatives, partially offset by a favorable change of $9 million, ($7 million, net of income tax) in other risks in embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The aforementioned $235 million ($186 million, net of income tax) unfavorable change reflects a $1.1 billion ($898 million, net of income tax) unfavorable change in freestanding derivatives hedging market risks in embedded derivatives, partially offset by a $902 million ($713 million, net of income tax) favorable change in market risks in embedded derivatives.

The primary changes in market factors are summarized as follows:

•
Long-term U.S. interest rates decreased in 2019 and increased in 2018, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the 30-year U.S. swap rate decreased 75 basis points in 2019 and increased 30 basis points in 2018.

•
Key equity index levels increased in 2019 and decreased in 2018, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives. For example, the S&P 500 Index increased 29% in 2019 and decreased 6% in 2018.

The aforementioned $9 million ($7 million, net of income tax) favorable change in other risks in embedded derivatives reflects actuarial assumption updates and a combination of factors, which include fees deducted from accounts, changes in the benefit base, premiums, lapses, withdrawals and deaths.
The aforementioned $249 million ($197 million, net of income tax) unfavorable change in the nonperformance risk adjustment on embedded derivatives resulted from an unfavorable change of $137 million, before income tax, related to model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees in addition to an unfavorable change of $112 million, before income tax, related to changes in our own credit spread.
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
Net Investment Gains (Losses). The favorable change in net investment gains (losses) of $742 million ($586 million, net of income tax) primarily reflects 2018 losses on FVO Brighthouse Common Stock comprised of a change in fair value through date of disposal and loss on disposal, as well as mark-to-market losses on equity securities in 2018, both of which are measured at fair value through net income. Additionally, there were higher gains on sales of fixed maturity securities AFS in 2019 versus 2018. These favorable changes were partially offset by higher foreign currency transaction losses.
Divested Businesses. Income (loss) before provision for income tax related to the divested businesses, excluding net investment gains (losses) and net derivative gains (losses), increased $18 million ($6 million, net of income tax) to a loss of $104 million ($84 million, net of income tax) in 2019 from a loss of $122 million ($90 million, net of income tax) in 2018. Included in this increase was an increase in total revenues of $115 million, before income tax, and an increase in total expenses of $97 million, before income tax. Divested businesses primarily include activity related to the Separation and the pending disposition of MetLife Hong Kong.
Taxes. Our 2019 effective tax rate on income (loss) before provision for income tax was 13%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax benefits related to non-taxable investment income, tax credits, tax benefits related to the resolution of an uncertainty regarding the deemed repatriation transition tax enacted as a part of U.S. Tax Reform and the settlement of certain tax audits, partially offset by tax charges from foreign earnings taxed at different rates than the U.S. statutory rate and the impact from the definitive agreement to sell MetLife Hong Kong. Our 2018 effective tax rate on income (loss) before provision for income tax was 19%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax benefits related to non-taxable investment income, tax credits, the settlement of tax audits and a non-cash transfer of assets from a wholly-owned U.K. investment subsidiary to its U.S. parent. These tax benefits were partially offset by tax charges from foreign earnings taxed at different rates than the U.S. statutory rate, U.S. Tax Reform, a non-deductible loss incurred on the mark-to-market and disposition of FVO Brighthouse Common Stock and a tax adjustment in Chile.

Actuarial Assumption Review and Certain Other Insurance Adjustments. Results for 2019 include a $201 million ($162 million, net of income tax) charge associated with our annual review of actuarial assumptions related to reserves and DAC, of which a $31 million loss ($27 million, net of income tax) was recognized in net derivative gains (losses).
Of the $201 million charge, $49 million ($37 million, net of income tax) was related to DAC and $152 million ($125 million, net of income tax) was associated with reserves. The portion of the $201 million charge that was included in adjusted earnings was $179 million ($143 million, net of income tax).
The $31 million loss ($27 million, net of income tax) recognized in net derivative gains (losses) associated with our annual review of actuarial assumptions was included within the other risks in embedded derivatives line in the table above.
As a result of our annual review of actuarial assumptions, changes were made to economic, biometric, policyholder behavior, and operational assumptions. The most significant impacts were in the MetLife Holdings segment, driven by the projection of closed block results and economic updates. The breakdown of total 2019 results is summarized as follows:

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
Certain other insurance adjustments recorded in 2019 include a $22 million ($17 million, net of income tax) charge due to a 2019 increase in our IBNR long-term care reserves reflecting enhancements to our methodology related to potential claims in our MetLife Holdings segment. Certain other insurance adjustments recorded in 2018 include a $79 million ($63 million, net of income tax) charge due to an increase in our IBNR life reserves, reflecting enhancements to our processes related to potential claims in our MetLife Holdings segment, and a favorable net insurance adjustment of $47 million ($37 million, net of income tax) resulting from reserve and DAC modeling improvements in our individual disability insurance business in our U.S. segment. These adjustments are included in adjusted earnings.
Adjusted Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use adjusted earnings, which does not equate to income (loss) from continuing operations, net of income tax, as determined in accordance with GAAP, to analyze our performance, evaluate segment performance and allocate resources. We believe that the presentation of adjusted earnings and other financial measures based on adjusted earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings and other financial measures based on adjusted earnings allow analysis of our performance relative to our business plan and facilitate comparisons to industry results. Adjusted earnings should not be viewed as a substitute for net income (loss). Adjusted earnings available to common shareholders and adjusted earnings available to common shareholders on a constant currency basis should not be viewed as substitutes for net income (loss) available to MetLife, Inc.’s common shareholders. Adjusted earnings available to common shareholders increased $306 million, net of income tax, to $5.8 billion, net of income tax, for 2019 from $5.5 billion, net of income tax, for 2018.

Reconciliation of net income (loss) to adjusted earnings available to common shareholders
Year Ended December 31, 2019

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$3,148	$1,755	$403	$272	$780	$(637)	$5,721
Add: Preferred stock dividends	—	—	—	—	—	178	178
Add: Net income (loss) attributable to noncontrolling interests	—	—	8	3	—	(1)	10
Net income (loss)	$3,148	$1,755	$411	$275	$780	$(460)	$5,909
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	44	232	(22)	(1)	294	(103)	444
Net derivative gains (losses)	566	467	(11)	(24)	(273)	(97)	628
Premiums	—	71	—	—	—	—	71
Universal life and investment-type product policy fees	—	105	—	15	88	—	208
Net investment income	(200)	229	(9)	1,151	(141)	8	1,038
Other revenues	—	11	—	—	—	246	257
Expenses:
Policyholder benefits and claims and policyholder dividends	(37)	(83)	(202)	15	(177)	4	(480)
Interest credited to policyholder account balances	19	(293)	(53)	(1,108)	—	—	(1,435)
Capitalization of DAC	—	20	—	—	—	—	20
Amortization of DAC and VOBA	—	(92)	—	8	(25)	—	(109)
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—
Other expenses	—	(54)	11	(29)	(87)	(292)	(451)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	(82)	(263)	88	(34)	67	(3)	(227)
Adjusted earnings	$2,838	$1,405	$609	$282	$1,034	$(223)	$5,945
Less: Preferred stock dividends						178	178
Adjusted earnings available to common shareholders						$(401)	$5,767

Year Ended December 31, 2018

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$2,755	$1,547	$471	$294	$1,016	$(1,101)	$4,982
Add: Preferred stock dividends	—	—	—	—	—	141	141
Add: Net income (loss) attributable to noncontrolling interests	—	—	6	2	—	(3)	5
Net income (loss)	$2,755	$1,547	$477	$296	$1,016	$(963)	$5,128
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(72)	142	18	5	(164)	(227)	(298)
Net derivative gains (losses)	268	312	(64)	28	263	44	851
Premiums	—	—	—	—	—	—	—
Universal life and investment-type product policy fees	—	(6)	7	25	94	—	120
Net investment income	(274)	(262)	(45)	(488)	(157)	9	(1,217)
Other revenues	—	19	—	—	—	305	324
Expenses:
Policyholder benefits and claims and policyholder dividends	11	3	(40)	(31)	(117)	—	(174)
Interest credited to policyholder account balances	4	218	(21)	479	—	—	680
Capitalization of DAC	—	—	1	—	—	—	1
Amortization of DAC and VOBA	—	5	—	1	(221)	—	(215)
Amortization of negative VOBA	—	1	—	—	—	—	1
Interest expense on debt	—	—	—	—	—	(63)	(63)
Other expenses	—	(7)	4	(7)	—	(388)	(398)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	14	(115)	25	7	63	(80)	(86)
Adjusted earnings	$2,804	$1,237	$592	$277	$1,255	$(563)	$5,602
Less: Preferred stock dividends						141	141
Adjusted earnings available to common shareholders						$(704)	$5,461

Adjusted earnings available to common shareholders on a constant currency basis (1)	$2,804	$1,208	$565	$255	$1,255	$(704)	$5,383
__________________

(1)	Amounts for U.S., MetLife Holdings and Corporate & Other are shown on a reported basis, as constant currency impact is not significant.
Consolidated Results — Adjusted Earnings
Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the increase in adjusted earnings were benefits from certain tax settlements and higher net investment income due to growth in the investment portfolio, partially offset by higher interest credited expense, unfavorable underwriting and the unfavorable impact of our annual actuarial assumption review.
Foreign Currency. Changes in foreign currency exchange rates had a $78 million negative impact on adjusted earnings for 2019 compared to 2018. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.

Business Growth. We benefited from positive net flows from many of our businesses, which increased our invested asset base. Growth in the investment portfolios of our Asia and U.S. segments resulted in higher net investment income. However, this was partially offset by a corresponding increase in interest credited expenses on certain insurance-related liabilities. Higher fee income in our Asia, Latin America and EMEA segments was largely offset by lower fee income in our MetLife Holdings segment. Business growth also drove an increase in commissions, which was offset by higher DAC capitalization. A decrease in expenses was primarily due to the 2019 abatement of the annual health insurer fee under the PPACA. The combined impact of the items affecting our business growth, partially offset by higher DAC amortization, resulted in a $206 million increase in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Excluding the impact of changes in foreign currency exchange rates on net investment income in our non-U.S. segments and changes in inflation rates on our inflation-indexed investments, investment yields decreased. Investment yields were negatively affected by lower yields on fixed income securities, lower income from derivatives and lower returns on real estate investments. In addition, lower earnings from our securities lending program resulted primarily from lower margins and balances. These decreases were partially offset by higher prepayment fees and higher returns on FVO Securities, equity-linked notes and hedge funds. The decrease in investment yields was more than offset by an increase in asset-based fee income and lower DAC amortization in MetLife Holdings, both driven by higher equity returns, and a decrease in average interest credited expenses, primarily in Asia. The changes in market factors discussed above resulted in a $44 million increase in adjusted earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Unfavorable underwriting resulted in a $121 million decrease in adjusted earnings primarily as a result of higher claims and lapses in our Asia segment, less favorable mortality in our MetLife Holdings and Latin America segments, and an increase in non-catastrophe claim costs and adverse prior year development in our Property & Casualty business, partially offset by favorable claims experience and favorable mortality, primarily in our Group Benefits business, and lower catastrophe losses. The impact in 2019 and 2018 of our annual actuarial assumption review resulted in a net decrease of $101 million in adjusted earnings, primarily due to less favorable assumption changes in our MetLife Holdings segment in 2019. Refinements to DAC and certain insurance-related liabilities, which were recorded in 2019 and 2018, resulted in an $8 million increase in adjusted earnings.
Interest Expense on Debt. Interest expense on debt decreased by $82 million, primarily due to the exchange of senior notes for FVO Brighthouse Common Stock and the redemption of senior notes for cash in 2018, partially offset by a premium paid in excess of the debt principal and accrued and unpaid interest on senior notes redeemed in 2019.
Expenses. Expenses increased compared to 2018, which resulted in a $53 million decrease in adjusted earnings, primarily due to higher costs associated with corporate initiatives and projects, including the continued investment in our unit cost initiative and a prior period reduction of a litigation reserve in Argentina, partially offset by lower legal expenses, interest on uncertain tax positions and employee-related costs, as well as a decline in costs associated with certain other enterprise-wide initiatives.
Taxes. Our 2019 effective tax rate on adjusted earnings was 10%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax benefits from non-taxable investment income and tax credits, the resolution of an uncertainty regarding the deemed repatriation transition tax enacted as a part of U.S. Tax Reform and the settlement of certain tax audits, partially offset by tax charges from foreign earnings taxed at different rates than the U.S. statutory rate. Our 2018 effective tax rate on adjusted earnings was 16%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax benefits from non-taxable investment income, tax credits, the settlement of tax audits and a non-cash transfer of assets from a wholly-owned U.K. investment subsidiary to its U.S. parent, partially offset by tax charges from foreign earnings taxed at different rates than the U.S. statutory rate and a tax adjustment in Chile.

Segment Results and Corporate & Other
U.S.
Business Overview. Sales increased compared to 2018, primarily driven by our Group Benefits business, as a result of strong sales in both our core and voluntary products. In our RIS business, sales were slightly lower than 2018, as higher funding agreement issuances and structured settlement sales were more than offset by lower sales of pension risk transfers (driven by a large transaction in the second quarter of 2018) and stable value products. Changes in premiums for the RIS business were almost entirely offset by the related changes in policyholder benefits and claims. In our Property & Casualty business, sales were relatively flat compared to 2018. In addition, the number of exposures decreased from 2018, reflecting management actions to improve the quality of the business.

	Years Ended December 31,
	2019	2018
	(In millions)
Adjusted revenues
Premiums	$26,801	$28,186
Universal life and investment-type product policy fees	1,078	1,053
Net investment income	7,021	6,977
Other revenues	887	821
Total adjusted revenues	35,787	37,037
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	26,165	27,765
Interest credited to policyholder account balances	1,984	1,790
Capitalization of DAC	(484)	(449)
Amortization of DAC and VOBA	475	477
Interest expense on debt	10	12
Other expenses	4,075	3,902
Total adjusted expenses	32,225	33,497
Provision for income tax expense (benefit)	724	736
Adjusted earnings	$2,838	$2,804
Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. The impact of positive flows from pension risk transfer transactions in both 2019 and 2018 and funding agreement issuances in 2019 resulted in higher average invested assets, improving net investment income. However, consistent with the growth in average invested assets, interest credited expenses on long-duration liabilities increased. Higher volume-related, premium tax and direct expenses, driven by business growth, were partially offset by lower employee-related expenses. This net increase in expenses, partially offset by the decrease due to the 2019 abatement of the annual health insurer fee under the PPACA, was more than offset by a corresponding increase in premiums, fees and other revenues. The combined impact of the items affecting our business growth increased adjusted earnings by $111 million.
Market Factors. Market factors, including interest rate levels, variability in equity market returns and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased, primarily due to lower income from derivatives, lower yields on fixed income securities and real estate investments, lower returns on private equity funds and lower earnings from our securities lending program, primarily from lower margins and balances. These decreases were partially offset by higher prepayment fees and higher yields on mortgage loans. In addition, net investment income increased as a result of the impact of an increased crediting rate on interest on economic capital. The impact of interest rate fluctuations resulted in an increase in our average interest credited rates on deposit-type liabilities, partially offset by lower rates on our long-duration liabilities, which drove a net increase in interest credited expenses. The changes in market factors discussed above resulted in a $176 million decrease in adjusted earnings.

Underwriting and Other Insurance Adjustments. Favorable claims experience and the impact of growth in our Group Benefits business resulted in a $95 million increase in adjusted earnings. This was primarily driven by lower claim severity, favorable renewal results and an increase in recoveries in our group disability business. In both our accident & health and individual disability businesses, the impact of growth in the business and favorable claims experience also contributed to the increase in adjusted earnings. These favorable results were partially offset by less favorable dental results, driven by an increase in utilization and the impact of unfavorable prior period development in 2019. Favorable mortality, driven by claims experience in our term life business, primarily due to lower severity in 2019 and the unfavorable impact of the influenza virus in 2018, partially offset by less favorable mortality in our pension risk transfer, structured settlement, income annuities and specialized benefit resources businesses, resulted in a $42 million increase in adjusted earnings. In our Property & Casualty business, adjusted earnings decreased $77 million, the result of higher non-catastrophe claims costs, driven by higher severities in both our auto and homeowner businesses and a net increase in frequencies, with an increase in our auto business being mostly offset in our homeowner business, coupled with higher losses in the commercial business. In addition, adverse prior year development, due to auto non-catastrophe claims costs impacting the estimate of ultimate losses for prior accident years, predominantly for casualty coverages, contributed to this decrease. These unfavorable results were partially offset by lower catastrophe costs. Refinements to certain insurance and other liabilities recorded in both 2019 and 2018 resulted in a $48 million increase to adjusted earnings, which included the impact of favorable insurance adjustments resulting from enhancements to our claim-related processes, and the 2018 favorable net insurance adjustments resulting from reserve and DAC modeling improvements in our individual disability insurance business.
Asia
Business Overview. Sales decreased compared to 2018, primarily driven by lower sales of foreign currency-denominated annuity products in Japan, a large group case in Australia in the prior period, and the pending disposition of MetLife Hong Kong, partially offset by higher sales in Korea due to higher sales of retirement products and a new life product launch.

	Years Ended December 31,
	2019	2018
	(In millions)
Adjusted revenues
Premiums	$6,632	$6,766
Universal life and investment-type product policy fees	1,674	1,630
Net investment income	3,691	3,317
Other revenues	56	51
Total adjusted revenues	12,053	11,764
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	5,185	5,326
Interest credited to policyholder account balances	1,710	1,465
Capitalization of DAC	(1,913)	(1,915)
Amortization of DAC and VOBA	1,288	1,302
Amortization of negative VOBA	(25)	(39)
Other expenses	3,818	3,840
Total adjusted expenses	10,063	9,979
Provision for income tax expense (benefit)	585	548
Adjusted earnings	$1,405	$1,237
Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $29 million for 2019 compared to 2018, primarily due to the weakening of the Japanese yen and Korean won against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.

Business Growth. Asia’s premiums, fees and other revenues decreased slightly as compared to 2018, mainly driven by the pending disposition of MetLife Hong Kong and a decrease in premiums from yen-denominated life products in Japan, partially offset by a related decline in policyholder benefits, as well as growth in accident & health and foreign currency-denominated life products in Japan. Positive net flows in Japan and Korea resulted in higher average invested assets, which improved net investment income. The increase in net investment income was partially offset by a corresponding increase in interest credited expenses on certain insurance liabilities. The combined impact of the items affecting our business growth improved adjusted earnings by $122 million.
Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment results were favorably impacted by higher derivative income, earnings from our operating joint venture in China (mainly driven by a regulatory change), returns from hedge funds, private equities and real estate investments, as well as higher yields on mortgage loans. These increases were partially offset by lower yields on fixed income securities supporting U.S. dollar-denominated products sold in Japan, and fixed income securities in Bangladesh and Korea. In addition, lower interest credited rates improved adjusted earnings. The changes in market factors discussed above increased adjusted earnings by $102 million.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Higher claims and lapses primarily in Japan and Korea decreased adjusted earnings by $99 million. The impact in 2019 and 2018 of our annual actuarial assumption review resulted in a net increase of $67 million in adjusted earnings. Refinements to certain insurance and other liabilities, which were recorded in 2019 and 2018, resulted in a slight increase in adjusted earnings.
Expenses and Taxes. Expenses increased as compared to 2018, which reduced adjusted earnings by $5 million. Various tax items in both 2019 and 2018 resulted in a $9 million increase in adjusted earnings. Results for 2019 include a charge of $8 million related to a withholding tax provision on dividends from our operating joint venture in China and a $6 million benefit due to reduced tax charges as a result of recently issued tax regulations related to U.S. Tax Reform and the filing of the Company’s 2018 U.S. tax return.
Latin America
Business Overview. Total sales for Latin America increased compared to 2018, driven by higher group and individual medical sales in Mexico, higher universal and variable life sales in Mexico and Chile, and higher dental and life sales in Brazil, partially offset by lower retirement sales in Chile.

	Years Ended December 31,
	2019	2018
	(In millions)
Adjusted revenues
Premiums	$2,723	$2,760
Universal life and investment-type product policy fees	1,094	1,050
Net investment income	1,271	1,239
Other revenues	44	35
Total adjusted revenues	5,132	5,084
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	2,623	2,602
Interest credited to policyholder account balances	332	394
Capitalization of DAC	(396)	(377)
Amortization of DAC and VOBA	291	209
Amortization of negative VOBA	—	(1)
Interest expense on debt	3	6
Other expenses	1,443	1,421
Total adjusted expenses	4,296	4,254
Provision for income tax expense (benefit)	227	238
Adjusted earnings	$609	$592

Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $27 million for 2019 compared to 2018, mainly due to the weakening of the Argentine and Chilean pesos against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Latin America experienced growth across several lines of business primarily within Chile and Mexico. This growth resulted in increased premiums and policy fee income, which was partially offset by related changes in policyholder benefits. Positive net flows, primarily from Chile and Argentina, partially offset by Mexico, resulted in an increase in average invested assets and generated higher net investment income. Although business growth drove an increase in commissions, net of DAC capitalization, this was more than offset by decreases in interest credited expense on certain insurance liabilities and other variable expenses. The combined impact of the items affecting business growth, including higher DAC amortization, increased adjusted earnings by $62 million.
Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields increased, driven by higher yields on FVO Securities, due to the favorable impact of equity markets on our Chilean encaje and fixed income securities in Argentina, Chile and Mexico. These increases in investment yields were partially offset by lower private equity returns in Chile and Mexico, as well as lower yields on mortgage loans and lower derivative income, both in Chile. The changes in market factors discussed above increased adjusted earnings by $61 million.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Less favorable underwriting resulted in a $23 million decrease to adjusted earnings primarily driven by higher claims experience in Mexico. The impact in 2019 and 2018 of our annual actuarial assumption review resulted in a net decrease of $18 million in adjusted earnings. In addition, refinements to certain insurance liabilities and other adjustments in 2019 and 2018, primarily in Brazil, resulted in a $12 million increase to adjusted earnings.
Expenses and Taxes. A $60 million increase in expenses was primarily the result of a prior period reduction of a litigation reserve in Argentina, along with various other expense increases. Adjusted earnings increased by $13 million due to reduced tax charges as a result of recently issued tax regulations related to U.S. Tax Reform and the filing of the Company’s 2018 U.S. tax return. Other tax-related adjustments in 2019 and 2018, primarily related to foreign exchange volatility in Argentina, resulted in a net decrease in adjusted earnings of $29 million. Results for 2018 also include tax expenses of $24 million driven by a $17 million tax charge related to a tax adjustment in Chile and a $5 million tax charge in Colombia to establish a deferred tax liability due to a change in tax status.

EMEA
Business Overview. Sales increased compared to 2018 primarily driven by increases in our credit life business in Turkey and in our employee benefits business in the U.K. and Egypt.

	Years Ended December 31,
	2019	2018
	(In millions)
Adjusted revenues
Premiums	$2,177	$2,131
Universal life and investment-type product policy fees	423	431
Net investment income	291	293
Other revenues	54	66
Total adjusted revenues	2,945	2,921
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	1,176	1,127
Interest credited to policyholder account balances	98	100
Capitalization of DAC	(505)	(468)
Amortization of DAC and VOBA	428	434
Amortization of negative VOBA	(8)	(15)
Other expenses	1,399	1,378
Total adjusted expenses	2,588	2,556
Provision for income tax expense (benefit)	75	88
Adjusted earnings	$282	$277
Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $22 million for 2019 as compared to 2018, primarily driven by the strengthening of the U.S. dollar against the Turkish lira, the euro, the British pound and the Polish zloty. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Growth from our accident & health and credit life businesses in Turkey and across several European markets, partially offset by a decrease in our pensions business in Romania due to regulatory changes, increased adjusted earnings by $10 million.
Market Factors. Market factors, including interest rate levels and variability in equity market returns, impacted our results favorably by $4 million primarily due to higher investment yields in Turkey and Ukraine.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Unfavorable underwriting decreased adjusted earnings by $5 million as a result of unfavorable experience in (i) our credit life business in Turkey and (ii) across several businesses in European markets (primarily our employee benefits business in the U.K.), partially offset by favorable experience in our employee benefits and accident & health businesses in the Gulf region. The impact in 2019 and 2018 of our annual actuarial assumption review resulted in a net increase of $10 million in adjusted earnings. Refinements to certain insurance-related assets and liabilities that were recorded in 2019 and 2018 resulted in an $8 million increase in adjusted earnings.
Expenses and Taxes. Adjusted earnings decreased by $6 million, primarily driven by higher expenses in Europe due to transformation costs and regulatory fees, partially offset by lower costs associated with enterprise-wide initiatives. Adjusted earnings increased by $6 million due to reduced tax charges as a result of recently issued tax regulations related to U.S. Tax Reform and the filing of the Company’s 2018 U.S. tax return, partially offset by the prior period release of provisions arising from the finalization of historical corporate tax filings and changes in business mix among tax jurisdictions.

MetLife Holdings
Business Overview. Our MetLife Holdings segment consists of operations relating to products and businesses, previously included in our former retail business, that we no longer actively market in the United States. We anticipate an average decline in premiums, fees and other revenues of approximately 5% per year from expected business run-off. A significant portion of our adjusted earnings is driven by separate account balances. Most directly, these balances determine asset-based fee income but they also impact DAC amortization and asset-based commissions. Separate account balances are driven by movements in the market, surrenders, deposits, withdrawals, benefit payments, transfers and policy charges. Although we have discontinued selling our long-term care product, we continue to collect premiums and administer the existing block of business, which contributed to asset growth in the segment, and we expect the related reserves to grow as this block matures. As of December 31, 2019, our future policyholder benefit liability for our long-term care business was $12.5 billion.

	Years Ended December 31,
	2019	2018
	(In millions)
Adjusted revenues
Premiums	$3,748	$3,879
Universal life and investment-type product policy fees	1,124	1,218
Net investment income	5,281	5,379
Other revenues	253	250
Total adjusted revenues	10,406	10,726
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	6,970	6,833
Interest credited to policyholder account balances	905	944
Capitalization of DAC	(28)	(36)
Amortization of DAC and VOBA	299	332
Interest expense on debt	8	9
Other expenses	969	1,081
Total adjusted expenses	9,123	9,163
Provision for income tax expense (benefit)	249	308
Adjusted earnings	$1,034	$1,255
Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. Negative net flows from our deferred annuities business and a decrease in universal life deposits resulted in lower fee income. Lower net investment income, resulting from a reduced invested asset base, primarily in fixed income securities, also decreased adjusted earnings. The reduced invested asset base was primarily the result of the negative net flows in our deferred annuities and life businesses. The decline was partially offset by invested asset growth from our long-term care business. The combined impact of the items affecting our business growth, partially offset by lower DAC amortization, resulted in a $103 million decrease in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. In our deferred annuity business, higher equity returns drove an increase in asset-based fee income and lower DAC amortization, increasing adjusted earnings. Investment yields decreased primarily due to lower yields on fixed income securities and lower returns on real estate investments. The decline in investment yields was partially offset by increased prepayment fees and higher returns on hedge funds. The changes in market factors discussed above resulted in a $17 million increase in adjusted earnings.

Underwriting, Actuarial Assumption Review, and Other Insurance Adjustments. Adjusted earnings decreased $47 million, primarily driven by less favorable underwriting in our traditional life business. The impact in 2019 and 2018 of our annual actuarial assumption review resulted in a net decrease of $160 million in adjusted earnings. Changes mainly in mortality, and economic and operational assumptions, including updates to closed block projections, were less favorable in 2019. Refinements to DAC and certain insurance-related liabilities that were recorded in 2019 and 2018 resulted in a $62 million decrease in adjusted earnings. This includes a 2019 charge due to an increase in our IBNR long-term care reserves, reflecting enhancements to our methodology related to potential claims, as well as the following 2018 refinements: (i) a favorable reserve adjustment relating to certain variable annuity guarantees assumed from a former joint venture in Japan; (ii) favorable reserve adjustments resulting from modeling improvements in our life business; and (iii) a charge due to an increase in our IBNR life reserves, reflecting enhancements to our processes related to potential claims.
Expenses. Adjusted earnings increased by $114 million due to declines in employee-related costs and lower operational expenses as a result of enterprise-wide initiatives.

Corporate & Other

	Years Ended December 31,
	2019	2018
	(In millions)
Adjusted revenues
Premiums	$83	$118
Universal life and investment-type product policy fees	2	—
Net investment income	275	178
Other revenues	291	333
Total adjusted revenues	651	629
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	73	80
Capitalization of DAC	(12)	(8)
Amortization of DAC and VOBA	6	6
Interest expense on debt	934	1,032
Other expenses	1,074	907
Total adjusted expenses	2,075	2,017
Provision for income tax expense (benefit)	(1,201)	(825)
Adjusted earnings	(223)	(563)
Less: Preferred stock dividends	178	141
Adjusted earnings available to common shareholders	$(401)	$(704)

The table below presents adjusted earnings available to common shareholders by source:

	Years Ended December 31,
	2019	2018
	(In millions)
Business activities	$70	$41
Net investment income	290	263
Interest expense on debt	(978)	(1,076)
Corporate initiatives and projects	(563)	(405)
Other	(330)	(368)
Provision for income tax (expense) benefit and other tax-related items	1,288	982
Preferred stock dividends	(178)	(141)
Adjusted earnings available to common shareholders	$(401)	$(704)
Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Activities. Adjusted earnings from business activities increased $23 million. This was primarily related to improved results from certain of our businesses.
Net Investment Income. Variability in equity market results increased returns on both FVO Securities and equity-linked notes. In addition, lower losses on tax credit partnerships favorably impacted net investment income. These increases were partially offset by decreased income on fixed income securities, mortgage loans and lower returns on private equities and real estate investments, resulting in an increase of $21 million in net investment income.
Interest Expense on Debt. Interest expense on debt decreased by $77 million, primarily due to the exchange of senior notes for FVO Brighthouse Common Stock and the redemption of senior notes for cash in 2018, partially offset by a premium paid in excess of the debt principal and accrued and unpaid interest on senior notes redeemed in 2019.
Corporate Initiatives and Projects. Adjusted earnings decreased $125 million due to higher expenses associated with corporate initiatives and projects, most notably, costs associated with the continued investment in our unit cost initiative, partially offset by lower costs associated with certain other enterprise-wide initiatives.
Provision for Income Tax (Expense) Benefit and Other Tax-Related Items. A favorable change in Corporate & Other’s effective tax rate was primarily due to tax benefits related to the resolution of an uncertainty regarding the deemed repatriation transition tax enacted as a part of U.S. Tax Reform. Additionally, 2019 and 2018 include benefits from the settlement of tax audits related to the tax treatment of a wholly-owned U.K. investment subsidiary of MLIC. The 2018 provision for income tax (expense) benefit and other tax related items also included a tax benefit from a non-cash transfer of assets from a wholly-owned U.K. investment subsidiary to its U.S. parent and a reduction in adjusted earnings related to certain tax impacts on tax credit partnership investments.
Other. Adjusted earnings increased $30 million, primarily as a result of lower interest expenses on certain tax positions, lower legal expenses and declines in various other expenses, partially offset by a loss related to the sale of a run-off business that was previously reinsured, as well as increases in certain corporate-related expenses.
Preferred Stock Dividends. Preferred stock dividends increased $37 million as a result of the issuance of MetLife, Inc.’s 5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D (“Series D preferred stock”) and MetLife, Inc.’s 5.625% Non-Cumulative Preferred Stock, Series E (“Series E preferred stock”) in 2018.
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
Investments
Investment Risks
Our primary investment objective is to optimize, net of income tax, risk-adjusted net investment income and risk-adjusted total return while ensuring that assets and liabilities are managed on a cash flow and duration basis. The Investments Department, led by the Chief Investment Officer, manages investment risks using a risk control framework comprised of policies, procedures and limits, as discussed further below. The Investment Risk Committee and Asset-Liability Steering Committee review and monitor investment risk limits and tolerances.
We are exposed to the following primary sources of investment risks:

•	credit risk, relating to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest;

•
interest rate risk, relating to the market price and cash flow variability associated with changes in market interest rates. Changes in market interest rates will impact the net unrealized gain (loss) position of our fixed income investment portfolio and the rates of return we receive on both new funds invested and reinvestment of existing funds;

•	liquidity risk, relating to the diminished ability to sell certain investments, in times of strained market conditions;

•
market valuation risk, relating to the variability in the estimated fair value of investments associated with changes in market factors such as credit spreads and equity market levels. A widening of credit spreads will adversely impact the net unrealized gain (loss) position of the fixed income investment portfolio, will increase losses associated with credit-based non-qualifying derivatives where we assume credit exposure, and, if credit spreads widen significantly or for an extended period of time, will likely result in higher OTTI. Credit spread tightening will reduce net investment income associated with purchases of fixed income investments and will favorably impact the net unrealized gain (loss) position of the fixed income investment portfolio;

•
currency risk, relating to the variability in currency exchange rates for foreign denominated investments including as a result of the U.K.’s withdrawal from the EU. This risk relates to potential decreases in estimated fair value and net investment income resulting from changes in currency exchange rates versus the U.S. dollar. In general, the weakening of foreign currencies versus the U.S. dollar will adversely affect the estimated fair value of our foreign denominated investments; and

•
real estate risk, relating to commercial, agricultural and residential real estate, and stemming from factors, which include, but are not limited to, market conditions, including the supply and demand of leasable commercial space, creditworthiness of borrowers, tenants and our joint venture partners, capital markets volatility, changes in market interest rates, commodity prices, farm incomes and U.S. housing market conditions.

We manage investment risk through in-house fundamental credit analysis of the underlying obligors, issuers, transaction structures and real estate properties. We also manage credit, market and liquidity risk through industry and issuer diversification and asset allocation. These risk limits, approved annually by the Investment Risk Committee, promote diversification by asset sector, avoid concentrations in any single issuer and limit overall aggregate credit and equity risk exposure, as measured by our economic capital framework. For real estate assets, we manage credit and market risk through asset allocation and by diversifying by geography, property and product type. We manage interest rate risk as part of our ALM strategies which are reviewed and approved by the Asset-Liability Steering Committee. These strategies include maintaining an investment portfolio with diversified maturities that has a weighted average duration that reflects the duration of our estimated liability cash flow profile, and utilizing product design, such as the use of market value adjustment features and surrender charges, to manage interest rate risk. We also manage interest rate risk through proactive monitoring and management of certain NGEs of our products, such as the resetting of credited interest and dividend rates for policies that permit such adjustments. In addition to hedging with foreign currency derivatives, we manage currency risk by matching much of our foreign currency liabilities in our foreign subsidiaries with their respective foreign currency assets, thereby reducing our risk to foreign currency exchange rate fluctuation. We also use certain derivatives in the management of credit, interest rate, and market valuation risk.
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
Current Environment
As a global insurance company, we continue to be impacted by the changing global financial and economic environment, as well as the monetary policy of central banks around the world. See “— Industry Trends — Financial and Economic Environment.” Measures taken by central banks, including with respect to the level of interest rates, may have an impact on the pricing levels of risk-bearing investments and may adversely impact our business operations, investment portfolio and derivatives. The current environment continues to impact our net investment income, net investment gains (losses), net derivative gains (losses), level of unrealized gains (losses) within the various asset classes in our investment portfolio, and our level of investment in lower yielding cash equivalents, short-term investments and government securities. See “Risk Factors — Economic Environment and Capital Markets Risks — Difficult Economic Conditions May Harm Our Businesses, Results of Operations or Financial Condition.”
Selected Country and Sector Investments
We have country-specific exposure to volatility as a result of our general account investments which support our insurance operations and related policyholder liabilities, as well as our global portfolio diversification objectives.
We also have sector-specific exposure to volatility, in the energy sector, as a result of variable oil prices.

Selected Country: The following table presents a summary of selected country fixed maturity securities AFS, at estimated fair value. The information below is presented on a “country of risk basis” (e.g. where the issuer primarily conducts business). Sovereign includes government and agency.

	Selected Country Fixed Maturity Securities AFS at December 31, 2019
	Sovereign	Financial Services	Non-Financial Services	Structured	Total (1)
	(Dollars in millions)
United Kingdom	$27	$5,295	$12,208	$133	$17,663
China	313	5	347	—	665
Hong Kong SAR	91	30	212	—	333
Argentina	256	3	17	—	276
Turkey	192	1	37	—	230
Total	$879	$5,334	$12,821	$133	$19,167
Investment grade %	49.0%	99.9%	96.3%	69.5%	94.9%
__________________

(1)
The par value and amortized cost of these selected country fixed maturity securities AFS were $17.7 billion and $18.2 billion, respectively, at December 31, 2019. Our exposure net of purchased credit default swaps was $19.1 billion at December 31, 2019. The notional value and estimated fair value of the purchased credit default swaps was $23 million and $2 million, respectively, at December 31, 2019.

Selected Sector: Our exposure to energy sector fixed maturity securities AFS was $10.0 billion, of which 89% were investment grade, with unrealized gains of $849 million at December 31, 2019. We maintain a diversified energy sector fixed maturities securities portfolio across sub-sectors and issuers. This portfolio comprised less than 3% of total investments at December 31, 2019.
We manage direct and indirect investment exposure in the selected countries and the energy sector through fundamental credit analysis and we continually monitor and adjust our level of investment exposure. We do not expect that our general account investments in these countries or the energy sector will have a material adverse effect on our results of operations or financial condition.
Investment Portfolio Results
The reconciliation of net investment income under GAAP to net investment income, as reported on an adjusted earnings basis, is presented below.

	For the Years Ended December 31,
	2019	2018
	(In millions)
Net investment income — GAAP basis	$18,868	$16,166
Investment hedge adjustments	469	475
Unit-linked contract income	(1,475)	683
Other	(32)	59
Net investment income, as reported on an adjusted basis (1)	$17,830	$17,383
__________________

(1)
See “Financial Measures and Segment Accounting Policies” in Note 2 of the Notes to the Consolidated Financial Statements for a discussion of the adjustments made to net investment income under GAAP in calculating net investment income, as reported on an adjusted basis.

The following yield table presentation is consistent with how we measure our investment performance for management purposes, and we believe it enhances understanding of our investment portfolio results.

	For the Years Ended December 31,
	2019		2018
	Yield% (1)	Amount	Yield% (1)	Amount
	(Dollars in millions)
Fixed maturity securities AFS (2) (3)	4.22%	$11,743	4.26%	$11,678
Mortgage loans (3)	4.82%	3,782	4.66%	3,340
Real estate and real estate joint ventures	3.20%	327	3.59%	352
Policy loans	5.29%	512	5.21%	506
Equity securities	5.25%	61	4.79%	64
Other limited partnership interests	11.81%	840	12.97%	792
Cash and short-term investments	2.47%	256	2.41%	244
Other invested assets		901		887
Investment income	4.56%	18,422	4.56%	17,863
Investment fees and expenses	(0.14)	(545)	(0.12)	(479)
Net investment income including divested businesses (4)	4.42%	17,877	4.44%	17,384
Less: net investment income from divested businesses (4)		47		1
Net investment income, as reported on an adjusted basis		$17,830		$17,383
__________________

(1)
We calculate yields using average quarterly asset carrying values. Yields exclude recognized gains (losses) and include the impact of changes in foreign currency exchange rates. Asset carrying values exclude unrealized gains (losses), collateral received in connection with our securities lending program, annuities funding structured settlement claims, freestanding derivative assets, collateral received from derivative counterparties, the effects of consolidating under GAAP certain variable interest entities that are treated as consolidated securitization entities (“CSEs”) and contractholder-directed equity securities. A yield is not presented for other invested assets, as it is not considered a meaningful measure of performance for this asset class.

(2)	Investment income from fixed maturity securities AFS includes amounts from FVO Securities of $184 million and $51 million for the years ended December 31, 2019 and 2018, respectively.

(3)	Investment income from fixed maturity securities AFS and mortgage loans includes prepayment fees.

(4)	See “Financial Measures and Segment Accounting Policies” in Note 2 of the Notes to the Consolidated Financial Statements for discussion of divested businesses.
See “— Results of Operations — Consolidated Results — Adjusted Earnings” for an analysis of the period over period changes in investment portfolio results.

Fixed Maturity Securities AFS and Equity Securities
The following table presents fixed maturity securities AFS and equity securities by type (public or private) and information about perpetual and redeemable securities held at:

	December 31, 2019		December 31, 2018
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities AFS
Publicly-traded	$267,617	81.6%	$249,595	83.7%
Privately-placed	60,203	18.4	48,670	16.3
Total fixed maturity securities AFS	$327,820	100.0%	$298,265	100.0%
Percentage of cash and invested assets	66.8%		66.0%
Equity securities
Publicly-traded	$1,156	86.1%	$1,282	89%
Privately-held	186	13.9	158	11
Total equity securities	$1,342	100.0%	$1,440	100.0%
Percentage of cash and invested assets	0.3%		0.3%
Perpetual and redeemable securities
Perpetual securities included within fixed maturity securities AFS and equity securities	$363		$367
Redeemable preferred stock with a stated maturity included within fixed maturity securities AFS	$960		$911
Included within fixed maturity securities AFS are structured securities including residential mortgage-backed securities (“RMBS”), ABS and commercial mortgage-backed securities (“CMBS”) (collectively, “Structured Products”).
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

Valuation of Securities. We are responsible for the determination of the estimated fair value of our investments. We determine the estimated fair value of publicly-traded securities after considering one of three primary sources of information: quoted market prices in active markets, independent pricing services, or independent broker quotations. We determine the estimated fair value of privately-placed securities after considering one of three primary sources of information: market standard internal matrix pricing, market standard internal discounted cash flow techniques, or independent pricing services (after we determine the independent pricing services’ use of available observable market data). For publicly-traded securities, the number of quotations obtained varies by instrument and depends on the liquidity of the particular instrument. Generally, we obtain prices from multiple pricing services to cover all asset classes and obtain multiple prices for certain securities, but ultimately utilize the price with the highest placement in the fair value hierarchy. Independent pricing services that value these instruments use market standard valuation methodologies based on data about market transactions and inputs from multiple pricing sources that are market observable or can be derived principally from or corroborated by observable market data. See Note 10 of the Notes to the Consolidated Financial Statements for a discussion of the types of market standard valuation methodologies utilized and key assumptions and observable inputs used in applying these standard valuation methodologies. When a price is not available in the active market or through an independent pricing service, management values the security primarily using market standard internal matrix pricing or discounted cash flow techniques, and non-binding quotations from independent brokers who are knowledgeable about these securities. Independent non-binding broker quotations utilize inputs that may be difficult to corroborate with observable market data. As shown in the following section, less than 1% of our fixed maturity securities AFS were valued using non-binding quotations from independent brokers at December 31, 2019.
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

	December 31, 2019
	Fixed Maturity Securities AFS		Equity Securities
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$21,061	6.4%	$794	59.2%
Level 2
Independent pricing sources	287,218	87.7	80	6.0
Internal matrix pricing or discounted cash flow techniques	730	0.2	38	2.8
Significant other observable inputs	287,948	87.9	118	8.8
Level 3
Independent pricing sources	15,737	4.8	281	20.9
Internal matrix pricing or discounted cash flow techniques	2,637	0.8	143	10.7
Independent broker quotations	437	0.1	6	0.4
Significant unobservable inputs	18,811	5.7	430	32.0
Total estimated fair value	$327,820	100.0%	$1,342	100.0%
See Note 10 of the Notes to the Consolidated Financial Statements for the fixed maturity securities AFS and equity securities fair value hierarchy.
The majority of the Level 3 fixed maturity securities AFS and equity securities were concentrated in three sectors at December 31, 2019: foreign corporate securities, U.S. corporate securities and RMBS. During the year ended December 31, 2019, Level 3 fixed maturity securities AFS increased by $4.0 billion, or 26%, as compared to the prior year. The increase was driven by purchases in excess of sales and by an increase in estimated fair value recognized in other comprehensive income (loss), partially offset by transfers out of Level 3 in excess of transfers into Level 3.
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
Fixed Maturity Securities AFS Credit Quality — Ratings
The Securities Valuation Office of the NAIC evaluates the fixed maturity security investments of insurers for regulatory reporting and capital assessment purposes and assigns securities to one of six credit quality categories called “NAIC designations.” If no designation is available from the NAIC, then, as permitted by the NAIC, an internally developed designation is used. The NAIC designations are generally similar to the credit quality ratings of the NRSRO for fixed maturity securities AFS, except for certain non-agency RMBS and CMBS as described below. Rating agency ratings are based on availability of applicable ratings from rating agencies on the NAIC credit rating provider list, including Moody’s Investor Service (“Moody’s”), S&P, Fitch Ratings (“Fitch”), Dominion Bond Rating Service, A.M. Best Company (“A.M. Best”), Kroll Bond Rating Agency, Egan Jones Ratings Company and Morningstar Credit Ratings, LLC (“Morningstar”). If no rating is available from a rating agency, then an internally developed rating is used.

The NAIC has adopted revised methodologies for non-agency RMBS, and CMBS. The NAIC’s objective with the revised methodologies for non-agency RMBS and CMBS was to increase the accuracy in assessing expected losses, and to use the improved assessment to determine a more appropriate capital requirement for non-agency RMBS and CMBS. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from non-agency RMBS and CMBS. We apply the revised NAIC methodologies to non-agency RMBS and CMBS held by MetLife, Inc.’s insurance subsidiaries that maintain the NAIC statutory basis of accounting. The NAIC’s present methodology is to evaluate non-agency RMBS and CMBS held by insurers using the revised NAIC methodologies on an annual basis. If MetLife, Inc.’s insurance subsidiaries acquire non-agency RMBS and CMBS that have not been previously evaluated by the NAIC, but are expected to be evaluated by the NAIC in the upcoming annual review, an internally developed designation is used until a NAIC designation becomes available. NAIC designations may not correspond to NRSRO ratings.
The following table presents total fixed maturity securities AFS by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for non-agency RMBS and CMBS, which are presented using the revised NAIC methodologies, as well as the percentage, based on estimated fair value that each NAIC designation is comprised of at:

		December 31,
		2019				2018
NAIC Designation	NRSRO Rating	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$207,742	$22,966	$230,708	70.4%	$197,604	$11,202	$208,806	70.0%
2	Baa	74,568	6,857	81,425	24.8	72,482	659	73,141	24.5
	Subtotal investment grade	282,310	29,823	312,133	95.2	270,086	11,861	281,947	94.5
3	Ba	11,210	442	11,652	3.6	11,249	(91)	11,158	3.7
4	B	3,297	40	3,337	1.0	4,745	(247)	4,498	1.6
5	Caa and lower	832	(139)	693	0.2	720	(73)	647	0.2
6	In or near default	6	(1)	5	—	16	(1)	15	—
	Subtotal below investment grade	15,345	342	15,687	4.8	16,730	(412)	16,318	5.5
	Total fixed maturity securities AFS	$297,655	$30,165	$327,820	100.0%	$286,816	$11,449	$298,265	100.0%

The following tables present total fixed maturity securities AFS, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for non-agency RMBS and CMBS, which are presented using the revised NAIC methodologies:

	Fixed Maturity Securities AFS — by Sector & Credit Quality Rating
NAIC Designation:	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating:	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(Dollars in millions)
December 31, 2019
U.S. corporate	$41,504	$37,915	$5,760	$2,199	$374	$1	$87,753
Foreign government	58,325	5,866	2,383	392	263	—	67,229
Foreign corporate	26,078	34,674	2,810	556	47	—	64,165
U.S. government and agency	41,577	507	—	—	—	—	42,084
RMBS	27,957	403	102	75	7	3	28,547
ABS	12,727	1,339	448	25	2	1	14,542
Municipals	12,397	624	32	—	—	—	13,053
CMBS	10,143	97	117	90	—	—	10,447
Total fixed maturity securities AFS	$230,708	$81,425	$11,652	$3,337	$693	$5	$327,820
Percentage of total	70.4%	24.8%	3.6%	1.0%	0.2%	—%	100.0%
December 31, 2018
U.S. corporate	$34,363	$35,081	$5,850	$3,102	$544	$8	$78,948
Foreign government	54,149	5,140	2,389	604	5	1	62,288
Foreign corporate	22,602	30,849	2,534	669	49	—	56,703
U.S. government and agency	38,915	407	—	—	—	—	39,322
RMBS	27,370	350	138	94	3	6	27,961
ABS	11,467	772	204	26	3	—	12,472
Municipals	11,056	439	38	—	—	—	11,533
CMBS	8,884	103	5	3	43	—	9,038
Total fixed maturity securities AFS	$208,806	$73,141	$11,158	$4,498	$647	$15	$298,265
Percentage of total	70.0%	24.5%	3.7%	1.6%	0.2%	—%	100.0%
U.S. and Foreign Corporate Fixed Maturity Securities AFS
We maintain a diversified portfolio of corporate fixed maturity securities AFS across industries and issuers. This portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top 10 holdings comprised 2% and 1% of total investments at December 31, 2019 and 2018, respectively. The tables below present our U.S. and foreign corporate securities holdings by industry at:

	December 31,
	2019		2018
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$46,018	30.3%	$40,556	29.9%
Finance	34,776	22.9	30,546	22.5
Consumer	31,952	21.0	30,140	22.2
Utility	25,763	17.0	22,206	16.4
Communications	11,471	7.5	10,406	7.7
Other	1,938	1.3	1,797	1.3
Total	$151,918	100.0%	$135,651	100.0%

Structured Products
We held $53.5 billion and $49.5 billion of Structured Products, at estimated fair value, at December 31, 2019 and 2018, respectively, as presented in the RMBS, ABS and CMBS sections below.
RMBS
Our RMBS portfolio is diversified by security type and risk profile. The following table presents our RMBS portfolio by security type, risk profile and ratings profile at:

	December 31,
	2019			2018
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By security type:
Collateralized mortgage obligations	$16,315	57.2%	$1,185	$15,302	54.7%	$726
Pass-through mortgage-backed securities	12,232	42.8	311	12,659	45.3	(174)
Total RMBS	$28,547	100.0%	$1,496	$27,961	100.0%	$552
By risk profile:
Agency	$19,563	68.5%	$797	$19,834	70.9%	$5
Prime	1,142	4.0	48	1,123	4.0	47
Alt-A	3,323	11.7	347	3,361	12.0	277
Sub-prime	4,519	15.8	304	3,643	13.1	223
Total RMBS	$28,547	100.0%	$1,496	$27,961	100.0%	$552
Ratings profile:
Rated Aaa/AAA	$21,122	74.0%		$20,666	73.9%
Designated NAIC 1	$27,957	97.9%		$27,370	97.9%
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
The majority of our RMBS holdings were rated Aaa/AAA by Moody’s, S&P or Fitch; and were designated NAIC 1 by the NAIC at December 31, 2019 and 2018. Agency RMBS were guaranteed or otherwise supported by Federal National Mortgage Association, Federal Home Loan Mortgage Corporation or Government National Mortgage Association. Non-agency RMBS include prime, alternative residential mortgage loans (“Alt-A”) and sub-prime RMBS. Prime residential mortgage lending includes the origination of residential mortgage loans to the most creditworthy borrowers with high quality credit profiles. Alt-A is a classification of mortgage loans where the risk profile of the borrower is between prime and sub-prime. Sub-prime mortgage lending is the origination of residential mortgage loans to borrowers with weak credit profiles.
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

ABS
Our ABS portfolio is diversified by collateral type and issuer. The following table presents our ABS portfolio by collateral type and ratings profile at:

	December 31,
	2019			2018
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By collateral type:
Collateralized obligations (1)	$7,974	54.8%	$(54)	$6,724	53.9%	$(112)
Student loans	1,350	9.3	(5)	1,256	10.1	13
Consumer loans	1,181	8.1	9	580	4.7	4
Foreign residential loans	1,088	7.5	14	1,066	8.5	11
Automobile loans	813	5.6	7	895	7.2	1
Credit card loans	454	3.1	4	668	5.3	—
Other loans	1,682	11.6	20	1,283	10.3	3
Total	$14,542	100.0%	$(5)	$12,472	100.0%	$(80)
Ratings profile:
Rated Aaa/AAA	$7,711	53.0%		$7,142	57.3%
Designated NAIC 1	$12,727	87.5%		$11,467	91.9%
(1) Includes primarily collateralized loan obligations.
CMBS
Our CMBS portfolio is comprised primarily of securities collateralized by multiple commercial mortgage loans and our portfolio is diversified by property type, borrower, geography and vintage year. The following tables present our CMBS portfolio by NRSRO rating and vintage year at:

	December 31, 2019
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003 - 2012	$402	$424	$335	$341	$121	$123	$7	$7	$—	$—	$865	$895
2013	707	745	638	666	247	253	30	29	52	41	1,674	1,734
2014	372	389	486	502	114	119	—	—	—	—	972	1,010
2015	419	436	65	67	31	33	—	—	—	—	515	536
2016	285	298	71	73	55	56	—	—	—	—	411	427
2017	668	689	589	608	181	182	—	—	—	—	1,438	1,479
2018	1,713	1,804	704	739	240	249	22	22	—	—	2,679	2,814
2019	744	754	143	143	652	655	—	—	—	—	1,539	1,552
Total	$5,310	$5,539	$3,031	$3,139	$1,641	$1,670	$59	$58	$52	$41	$10,093	$10,447
Ratings Distribution		53.0%		30.0%		16.0%		0.6%		0.4%		100.0%

	December 31, 2018
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003 - 2012	$488	$508	$266	$264	$229	$227	$7	$6	$—	$—	$990	$1,005
2013	723	746	644	655	279	277	—	—	59	43	1,705	1,721
2014	381	379	488	485	128	127	—	—	—	—	997	991
2015	523	514	81	80	34	34	—	—	—	—	638	628
2016	345	339	84	80	46	46	—	—	—	—	475	465
2017	862	851	666	654	234	228	39	39	—	—	1,801	1,772
2018	1,434	1,445	690	695	292	293	23	23	—	—	2,439	2,456
Total	$4,756	$4,782	$2,919	$2,913	$1,242	$1,232	$69	$68	$59	$43	$9,045	$9,038
Ratings Distribution		52.9%		32.2%		13.6%		0.8%		0.5%		100.0%
The tables above reflect NRSRO ratings including Moody’s, S&P, Fitch and Morningstar. CMBS designated NAIC 1 were 97.1% and 98.3% of total CMBS at December 31, 2019 and 2018, respectively.
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
Fixed Maturity Securities AFS OTTI Losses Recognized in Earnings
Overall OTTI losses recognized in earnings on fixed maturity securities AFS were $129 million for the year ended December 31, 2019, as compared to $40 million for the year ended December 31, 2018. The most significant increase in OTTI losses was in foreign government securities, which comprised $81 million for the year ended December 31, 2019, as compared to $9 million for the year ended December 31, 2018. An increase of $72 million in OTTI losses was concentrated in Argentine foreign government securities and was due to the weakening of the Argentine peso and issuer specific concerns.
Future Impairments
Future impairments on fixed maturity securities AFS will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, and collateral valuation. If economic fundamentals deteriorate or if there are adverse changes in the above factors, credit losses may be incurred in upcoming periods. See Note 1 of the Notes to the Consolidated Financial Statements for a description of new guidance to be adopted in 2020 regarding the measurement of credit losses on financial instruments.
Contractholder-Directed Equity Securities and Fair Value Option Securities
The estimated fair value of these investments, which are primarily comprised of Unit-linked investments, was $13.1 billion and $12.6 billion, or 2.7% and 2.8% of cash and invested assets, at December 31, 2019 and 2018, respectively. See Notes 1 and 10 of the Notes to the Consolidated Financial Statements for a description of this portfolio, its fair value hierarchy and a rollforward of the fair value measurements for these investments measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
Securities Lending, Repurchase Agreements and FHLB of Boston Advance Agreements
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We also participate in short-term repurchase agreement transactions with unaffiliated financial institutions. In addition, a subsidiary of the Company has entered into short-term advance agreements with the FHLB of Boston. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Securities Lending and Repurchase Agreements” and Notes 1 and 8 of the Notes to the Consolidated Financial Statements for further information.

Mortgage Loans
Our mortgage loans held-for-investment are principally collateralized by commercial, agricultural and residential properties. Mortgage loans held-for-investment are carried at amortized cost and the related valuation allowances are summarized as follows at:

	December 31,
	2019				2018
	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment
	(Dollars in millions)
Commercial	$49,624	61.5%	$246	0.5%	$48,463	63.9%	$238	0.5%
Agricultural	16,695	20.7	52	0.3%	14,905	19.7	46	0.3%
Residential	14,316	17.8	55	0.4%	12,427	16.4	58	0.5%
Total	$80,635	100.0%	$353	0.4%	$75,795	100.0%	$342	0.5%
The carrying value of all mortgage loans, net of valuation allowance, was 16.4% and 16.8% of cash and invested assets at December 31, 2019 and 2018, respectively.
We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loan held-for-investment portfolios, 83% are collateralized by properties located in the United States, with the remaining 17% collateralized by properties located outside the United States, which includes 5% of properties located in the U.K., at December 31, 2019. The carrying values of our commercial and agricultural mortgage loans held-for-investment located in California, New York and Texas were 18%, 11% and 7%, respectively, of total commercial and agricultural mortgage loans held-for-investment at December 31, 2019. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loan held-for-investment portfolio in a similar manner to reduce risk of concentration, with 93% collateralized by properties located in the United States, and the remaining 7% collateralized by properties located outside the United States, at December 31, 2019. The carrying values of our residential mortgage loans located in California, Florida, and New York were 33%, 9%, and 6%, respectively, of total residential mortgage loans at December 31, 2019.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The tables below present the diversification across geographic regions and property types of commercial mortgage loans held-for-investment at:

	December 31,
	2019		2018
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Pacific	$10,169	20.5%	$10,884	22.5%
Non-U.S.	10,093	20.3	9,281	19.1
Middle Atlantic	8,302	16.7	7,911	16.3
South Atlantic	6,487	13.1	6,347	13.1
West South Central	4,255	8.6	3,951	8.1
East North Central	3,066	6.2	2,840	5.9
Mountain	1,602	3.2	1,387	2.9
New England	1,433	2.9	1,481	3.1
West North Central	607	1.2	594	1.2
East South Central	502	1.0	564	1.2
Multi-Region and Other	3,108	6.3	3,223	6.6
Total recorded investment	49,624	100.0%	48,463	100.0%
Less: valuation allowances	246		238
Carrying value, net of valuation allowances	$49,378		$48,225
Property Type
Office	$22,925	46.2%	$23,995	49.5%
Retail	9,052	18.2	9,089	18.7
Apartment	8,212	16.6	7,018	14.5
Industrial	3,985	8.0	3,719	7.7
Hotel	3,471	7.0	3,479	7.2
Other	1,979	4.0	1,163	2.4
Total recorded investment	49,624	100.0%	48,463	100.0%
Less: valuation allowances	246		238
Carrying value, net of valuation allowances	$49,378		$48,225
__________________
Mortgage Loan Credit Quality — Monitoring Process. We monitor our mortgage loan investments on an ongoing basis, including a review of loans that are current, past due, restructured and under foreclosure. See Note 8 of the Notes to the Consolidated Financial Statements for further information regarding mortgage loans by credit quality indicator, past due and nonaccrual mortgage loans and impaired mortgage loans.
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

Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 55% at both December 31, 2019 and 2018, and our average debt service coverage ratio was 2.4x and 2.5x at December 31, 2019 and 2018, respectively. The debt service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 47% and 46% at December 31, 2019 and 2018, respectively. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
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
See Note 8 of the Notes to the Consolidated Financial Statements for information about how valuation allowances are established and monitored and activity in and balances of the valuation allowance as of and for the years ended December 31, 2019, 2018 and 2017.
Real Estate and Real Estate Joint Ventures
Real estate and real estate joint ventures is comprised of wholly-owned real estate and joint ventures with interests in single property income-producing real estate, and to a lesser extent joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the operation of income-producing properties, as well as a runoff portfolio. The carrying values of real estate and real estate joint ventures was $10.7 billion and $9.7 billion, or 2.2% and 2.1% of cash and invested assets, at December 31, 2019 and 2018, respectively.
Impairments recognized on real estate and real estate joint ventures were $10 million for the year ended December 31, 2019. There were no impairments for the year ended December 31, 2018.
We diversify our real estate investments by both geographic region and property type to reduce risk of concentration.
Geographical diversification: Of our real estate investments, excluding funds, 61% were located in the United States, with the remaining 39% located outside the United States, at December 31, 2019. The carrying value of our real estate investments, excluding funds, located in Japan, California and Washington, D.C. were 34%, 11% and 10%, respectively, of total real estate investments, excluding funds, at December 31, 2019. Real estate funds were 24% of our real estate investments at December 31, 2019. The majority of these funds hold underlying real estate investments that are well diversified across the United States.

Property type diversification: Real estate and real estate joint venture investments by property type are categorized by sector as follows at:

	December 31,
	2019		2018
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Office	$3,678	34.2%	$3,922	40.4%
Real estate funds	2,539	23.6	1,921	19.8
Retail	1,260	11.7	1,206	12.4
Apartment	1,211	11.3	872	9.0
Land	669	6.2	676	7.0
Hotel	599	5.6	555	5.7
Industrial	393	3.7	307	3.2
Agriculture	21	0.2	27	0.3
Other	371	3.5	212	2.2
Total real estate and real estate joint ventures	$10,741	100.0%	$9,698	100.0%
Other Limited Partnership Interests
Other limited partnership interests are comprised of investments in private funds, including private equity funds and hedge funds. At December 31, 2019 and 2018, the carrying value of other limited partnership interests was $7.7 billion and $6.6 billion, which included $575 million and $634 million of hedge funds, respectively. Other limited partnership interests were 1.6% and 1.5% of cash and invested assets at December 31, 2019 and 2018, respectively. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds.
Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	December 31,
	2019		2018
	Carrying Value	% of Total	Carrying Value	% of Total

		(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$10,084	53.0%	$8,969	49.3%
Tax credit and renewable energy partnerships	1,993	10.5	2,457	13.5
Annuities funding structured settlement claims	1,271	6.7	1,279	7.0
Direct financing leases	1,247	6.6	1,192	6.5
Leveraged leases	1,052	5.5	1,108	6.1
Operating joint ventures	838	4.4	796	4.4
FHLB common stock	809	4.3	793	4.4
Funds withheld	470	2.5	416	2.3
Other	1,251	6.6	1,180	6.5
Total	$19,015	100%	$18,190	100%
Percentage of cash and invested assets	3.9%		4.0%
See Notes 1, 8 and 9 of the Notes to the Consolidated Financial Statements for information regarding freestanding derivatives with positive estimated fair values, tax credit and renewable energy partnerships, direct financing and leveraged leases, annuities funding structured settlement claims, FHLB common stock, operating joint ventures and funds withheld.
See Note 8 of the Notes to the Consolidated Financial Statements for information regarding gains (losses) on disposals of, and impairments of, tax credit and renewable energy partnerships, and leveraged lease impairment losses.

See Note 1 of the Notes to the Consolidated Financial Statements for a description of new guidance to be adopted in 2020 regarding the measurement of credit losses on financial instruments, including direct financing and leveraged leases.
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

•
Information about the primary underlying risk exposure, gross notional amount, and estimated fair value of our derivatives by type of hedge designation, excluding embedded derivatives held at December 31, 2019 and 2018.

•
The statement of operations effects of derivatives in net investments in foreign operations, cash flow, fair value, or nonqualifying hedge relationships for the years ended December 31, 2019, 2018 and 2017.

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
Derivatives categorized as Level 3 at December 31, 2019 include: interest rate forwards with maturities which extend beyond the observable portion of the yield curve; interest rate total return swaps with unobservable repurchase rates; foreign currency swaps and forwards with certain unobservable inputs, including the unobservable portion of the yield curve; credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; and equity index options with unobservable correlation inputs. At December 31, 2019, less than 1% of the estimated fair value of our derivatives was priced through independent broker quotations.
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
The gain (loss) on Level 3 derivatives, percentage of gain (loss) attributable to observable and unobservable inputs, and the primary drivers of observable gain (loss) are summarized as follows:

Year Ended December 31, 2019
Gain (loss) recognized in net income (loss)	($108)
Approximate percentage of gain (loss) attributable to observable inputs	45%
Primary drivers of observable gain (loss)	Increases in interest rates on new interest rate total return swaps and increases in certain equity index levels on equity derivatives.
Approximate percentage of gain (loss) attributable to unobservable inputs	55%

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
Credit Derivatives
The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	December 31,
	2019		2018
Credit Default Swaps	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Purchased	$2,944	$(98)	$1,903	$(14)
Written	11,520	271	11,391	82
Total	$14,464	$173	$13,294	$68
The following table presents the gross gains, gross losses and net gains (losses) recognized in net derivative gains (losses) for credit default swaps as follows:

	Years Ended December 31,
	2019			2018
Credit Default Swaps	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)
	(In millions)
Purchased (1)	$2	$(40)	$(38)	$17	$(11)	$6
Written (1)	257	(9)	248	24	(156)	(132)
Total	$259	$(49)	$210	$41	$(167)	$(126)
__________________

(1)	Gains (losses) do not include earned income (expense) on credit default swaps.
The favorable change in net gains (losses) on written credit default swaps of $380 million was due to certain credit spreads on certain credit default swaps used as replications narrowing in the current period as compared to widening in the prior period.
The maximum amount at risk related to our written credit default swaps is equal to the corresponding gross notional amount. In a replication transaction, we pair an asset on our balance sheet with a written credit default swap to synthetically replicate a corporate bond, a core asset holding of life insurance companies. Replications are entered into in accordance with the guidelines approved by state insurance regulators and the NAIC and are an important tool in managing the overall corporate credit risk within the Company. In order to match our long-dated insurance liabilities, we seek to buy long-dated corporate bonds. In some instances, these may not be readily available in the market, or they may be issued by corporations to which we already have significant corporate credit exposure. For example, by purchasing Treasury bonds (or other high quality assets) and associating them with written credit default swaps on the desired corporate credit name, we can replicate the desired bond exposures and meet our ALM needs. In addition, given the shorter tenor of the credit default swaps (generally five-year tenors) versus a long-dated corporate bond, we have more flexibility in managing our credit exposures.

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
Off-Balance Sheet Arrangements
Credit and Committed Facilities
We maintain an unsecured revolving credit facility, as well as committed facilities, with various financial institutions. See Note 13 of the Notes to the Consolidated Financial Statements for descriptions of such arrangements, the classification of expenses on such credit and committed facilities and the nature of the associated liability for letters of credit issued and drawdowns on these credit and committed facilities. See also “— Liquidity and Capital Resources — The Company — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities.”
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
Securities lending: Periodically we receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged, and which is not reflected on our consolidated balance sheets. The amount of this non-cash collateral was $0 and $78 million at estimated fair value at December 31, 2019 and 2018, respectively.
Third-party custodian administered repurchase programs: We loan certain of our fixed maturity securities AFS to unaffiliated financial institutions and, in exchange, non-cash collateral is put on deposit by the unaffiliated financial institutions on our behalf with third-party custodians. The estimated fair value of securities loaned in connection with these transactions was $85 million and $78 million at December 31, 2019 and 2018, respectively. Non-cash collateral on deposit with third-party custodians on our behalf was $90 million and $84 million, at estimated fair value, at December 31, 2019 and 2018, respectively, which cannot be sold or re-pledged, and which is not reflected on our consolidated balance sheets.
Derivatives: We enter into derivatives to manage various risks relating to our ongoing business operations. We receive non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which is not reflected on our consolidated balance sheets. The amount of this non-cash collateral was $1.7 billion and $1.3 billion, at estimated fair value, at December 31, 2019 and 2018, respectively. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” and Note 9 of the Notes to the Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
Lease Commitments
As lessee, we have entered into various lease and sublease agreements for office space and equipment. Our commitments under such lease agreements are included within the contractual obligations table. See “— Liquidity and Capital Resources — The Company — Contractual Obligations” and Note 11 of the Notes to the Consolidated Financial Statements.
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
Asia
Future policy benefits for this segment are held primarily for traditional life, endowment, annuity and accident & health contracts. They are also held for total return pass-through provisions included in certain universal life and savings products. They include certain liabilities for variable annuity and variable life guarantees of minimum death benefits, and longevity guarantees. Factors impacting these liabilities include sustained periods of lower than expected yields, lower than expected asset reinvestment rates, market volatility, actual lapses resulting in lower than expected income, and actual mortality or morbidity resulting in higher than expected benefit payments. We mitigate our risks by applying various ALM strategies and by the use of reinsurance.
Latin America
Future policy benefits for this segment are held primarily for immediate annuities in Chile, Mexico and Argentina and traditional life contracts mainly in Mexico, Brazil and Colombia. There are also liabilities held for total return pass-through provisions included in certain universal life and savings products in Mexico. There is limited interest rate crediting flexibility on the immediate annuity and traditional life liabilities. As a result, sustained periods of lower than expected yields could negatively impact earnings; however, we mitigate our risks by applying various ALM strategies. Other factors impacting these liabilities are actual mortality resulting in higher than expected benefit payments and actual lapses resulting in lower than expected income.
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Group Benefits:

	December 31, 2019
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$4,728	$4,604
Equal to or greater than 2% but less than 4%	$1,689	$1,652
Equal to or greater than 4%	$757	$729
Retirement and Income Solutions
Policyholder account balances in this business are held largely for investment-type products mainly funding agreements and also include postretirement benefits and corporate owned life insurance to fund non-qualified benefit programs for executives. Interest crediting rates vary by type of contract, and can be fixed or variable. Variable interest crediting rates are generally tied to an external index, most commonly (1-month or 3-month) LIBOR. We are exposed to interest rate risks, as well as foreign currency exchange rate risk, when guaranteeing payment of interest and return of principal at the contractual maturity date. We may invest in floating rate assets or enter into receive-floating interest rate swaps, also tied to external indices, as well as interest rate caps, to mitigate the impact of changes in market interest rates. We also mitigate our risks by applying various ALM strategies and seek to hedge all foreign currency exchange rate risk through the use of foreign currency hedges, including cross currency swaps.
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for RIS:

	December 31, 2019
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$149	$—
Equal to or greater than 2% but less than 4%	$1,070	$102
Equal to or greater than 4%	$4,582	$4,375

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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Asia:

	December 31, 2019
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Annuities
Greater than 0% but less than 2%	$29,398	$1,578
Equal to or greater than 2% but less than 4%	$1,131	$372
Equal to or greater than 4%	$1	$1
Life & Other
Greater than 0% but less than 2%	$11,431	$11,047
Equal to or greater than 2% but less than 4%	$27,890	$9,318
Equal to or greater than 4%	$276	$276
Latin America
Policyholder account balances in this segment are held largely for investment-type products and universal life products in Mexico and Chile, and deferred annuities in Brazil. Some products in Chile and some of the deferred annuities in Brazil are Unit-linked investments that do not meet the GAAP definition of separate accounts. Liabilities for Unit-linked investments are impacted by changes in the fair value of the associated investments, as the return on assets is generally passed directly to the policyholder. Many of the other liabilities have minimum credited rate guarantees, which could adversely impact liabilities and earnings in a sustained low interest rate environment.
EMEA
Policyholder account balances in this segment are held mostly for universal life, deferred annuities, pension products, and Unit-linked investments that do not meet the GAAP definition of separate accounts. They are also held for endowment products without significant mortality risk. A sustained low interest rate environment could adversely impact liabilities and earnings as a result of the minimum credited rate guarantees present in many of these policyholder account balances. We mitigate our risks by applying various ALM strategies. Liabilities for Unit-linked investments are impacted by changes in the fair value of the associated investments, as the return on assets is generally passed directly to the policyholder.
MetLife Holdings
Life policyholder account balances in this segment are held for retained asset accounts, universal life policies, the fixed account of variable life insurance policies, and funding agreements. For annuities, policyholder account balances are held for fixed deferred annuities, the fixed account portion of variable annuities, non-life contingent income annuities, and embedded derivatives related to variable annuity guarantees. Interest is credited to the policyholder’s account at interest rates we determine which are influenced by current market rates, subject to specified minimums. A sustained low interest rate environment could adversely impact liabilities and earnings as a result of the minimum credited rate guarantees present in most of these policyholder account balances. We have various interest rate derivative positions to partially mitigate the risks associated with such a scenario. Additionally, for our other products, policyholder account balances are held for variable annuity guarantees assumed from a former operating joint venture in Japan that are accounted for as embedded derivatives.

The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for the MetLife Holdings segment:

	December 31, 2019
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$1,308	$1,174
Equal to or greater than 2% but less than 4%	$17,896	$15,280
Equal to or greater than 4%	$7,859	$5,337
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

The table below presents the carrying value for guarantees at:

	Future Policy Benefits		Policyholder Account Balances
	December 31,		December 31,
	2019	2018	2019	2018
	(In millions)
Asia
GMDB	$3	$3	$—	$—
GMAB	—	—	34	34
GMWB	34	81	143	143
EMEA
GMDB	3	7	—	—
GMAB	—	—	25	24
GMWB	15	70	(62)	(82)
MetLife Holdings
GMDB	335	289	—	—
GMIB	756	743	110	106
GMAB	—	—	(1)	5
GMWB	125	129	375	563
Total	$1,271	$1,322	$624	$793
The carrying amounts for guarantees included in policyholder account balances above include nonperformance risk adjustments of $147 million and $263 million at December 31, 2019 and 2018, respectively. These nonperformance risk adjustments represent the impact of including a credit spread when discounting the underlying risk neutral cash flows to determine the estimated fair values. The nonperformance risk adjustment does not have an economic impact on us as it cannot be monetized given the nature of these policyholder liabilities. The change in valuation arising from the nonperformance risk adjustment is not hedged.
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

GMDBs
We offer a range of GMDBs to our contractholders. The table below presents GMDBs, by benefit type, at December 31, 2019:

	Total Account Value (1)
	Asia & EMEA	MetLife Holdings
	(In millions)
Return of premium or five to seven year step-up	$8,119	$47,459
Annual step-up	—	3,159
Roll-up and step-up combination	—	5,756
Total	$8,119	$56,374
__________________

(1)
Total account value excludes $649 million for contracts with no GMDBs. The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed for GMDBs and for living benefit guarantees are not mutually exclusive.

Based on total account value, less than 19% of our GMDBs included enhanced death benefits such as the annual step-up or roll-up and step-up combination products at December 31, 2019. We expect the above GMDB risk profile to be relatively consistent for the foreseeable future.
Living Benefit Guarantees
The table below presents our living benefit guarantees based on total account values at December 31, 2019:

	Total Account Value (1)
	Asia & EMEA	MetLife Holdings
	(In millions)
GMIB	$—	$21,472
GMWB - non-life contingent (2)	1,168	2,521
GMWB - life-contingent	3,737	9,385
GMAB	2,009	232
Total	$6,914	$33,610
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

The table below presents our GMIB associated total account values, by their guaranteed payout basis, at December 31, 2019:

Total Account Value
(In millions)
7-year setback, 2.5% interest rate	$5,940
7-year setback, 1.5% interest rate	964
10-year setback, 1.5% interest rate	4,301
10-year mortality projection, 10-year setback, 1.0% interest rate	8,666
10-year mortality projection, 10-year setback, 0.5% interest rate	1,601
$21,472
The annuitization interest rates on GMIBs have been decreased from 2.5% to 0.5% over time, partially in response to the low interest rate environment, accompanied by an increase in the setback period from seven years to 10 years and the introduction of a 10-year mortality projection.
Additionally, 42% of the $21.5 billion of GMIB total account value has been invested in managed volatility funds as of December 31, 2019. These funds seek to manage volatility by adjusting the fund holdings within certain guidelines based on capital market movements. Such activity reduces the overall risk of the underlying funds while maintaining their growth opportunities. These risk mitigation techniques reduce or eliminate the need for us to manage the funds’ volatility through hedging or reinsurance.
Our GMIB products typically have a waiting period of 10 years to be eligible for annuitization. As of December 31, 2019, only 22% of our contracts with GMIBs were eligible for annuitization. The remaining contracts are not eligible for annuitization for an average of four years.
Once eligible for annuitization, contractholders would be expected to annuitize only if their contracts were in-the-money. We calculate in-the-moneyness with respect to GMIBs consistent with net amount at risk as discussed in Note 4 of the Notes to the Consolidated Financial Statements, by comparing the contractholders’ income benefits based on total account values and current annuity rates versus the guaranteed income benefits. The net amount at risk was $584 million at December 31, 2019, of which $524 million was related to GMIBs. For those contracts with GMIB, the table below presents details of contracts that are in-the-money and out-of-the-money at December 31, 2019:

	In-the-Moneyness	Total Account Value	% of Total
		(In millions)
In-the-money	30% or greater	$512	2%
	20% to less than 30%	338	2%
	10% to less than 20%	590	3%
	0% to less than 10%	1,232	6%
		2,672
Out-of-the-money	-10% to 0%	2,090	10%
	-20% to less than -10%	3,775	18%
	Greater than -20%	12,935	60%
		18,800
Total GMIBs		$21,472

Derivatives Hedging Variable Annuity Guarantees
Our risk mitigating hedging strategy uses various OTC and exchange traded derivatives. The table below presents the gross notional amount, estimated fair value and primary underlying risk exposure of the derivatives hedging our variable annuity guarantees:

		December 31,
		2019			2018
Primary Underlying Risk Exposure		Gross Notional	Estimated Fair Value		Gross Notional	Estimated Fair Value
	Instrument Type	Amount	Assets	Liabilities	Amount	Assets	Liabilities
		(In millions)
Interest rate	Interest rate swaps	$8,639	$73	$16	$8,209	$89	$3
	Interest rate futures	1,678	3	3	1,559	1	3
	Interest rate options	838	209	—	838	163	—
Foreign currency exchange rate	Foreign currency forwards	1,644	16	24	1,815	44	9
	Currency options	1	—	—	—	—	—
Equity market	Equity futures	4,127	5	8	2,730	11	77
	Equity index options	8,775	473	667	9,933	408	546
	Equity variance swaps	1,115	23	19	2,269	40	87
	Equity total return swaps	761	—	70	929	91	—
	Total	$27,578	$802	$807	$28,282	$847	$725
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
We remain liable for the guaranteed benefits in the event that reinsurers or derivative counterparties are unable or unwilling to pay. Certain of our reinsurance agreements and all derivative positions are collateralized and derivatives positions are subject to master netting agreements, both of which significantly reduce the exposure to counterparty risk. In addition, we are subject to the risk that hedging and other risk management actions prove ineffective or that unanticipated policyholder behavior or mortality, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed.
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

Short-term Liquidity
We maintain a substantial short-term liquidity position, which was $9.8 billion and $11.1 billion at December 31, 2019 and 2018, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed, including amounts received in connection with securities lending, repurchase agreements, derivatives, and secured borrowings, as well as amounts held in the closed block.
Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets, which was $221.4 billion and $202.7 billion at December 31, 2019 and 2018, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, repurchase agreements, derivatives, regulatory deposits, the collateral financing arrangement, funding agreements and secured borrowings, as well as amounts held in the closed block.
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
See “Risk Factors — Capital Risks — Legal and Regulatory Restrictions May Prevent Us from Paying Dividends and Repurchasing Our Stock” for information regarding restrictions on payment of dividends and stock repurchases. See also Note 16 of the Notes to the Consolidated Financial Statements for information regarding MetLife, Inc.’s common stock repurchase authorizations.
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
Under certain stressful market and economic conditions, our access to liquidity may deteriorate, or the cost to access liquidity may increase. A downgrade in our credit or financial strength ratings could also negatively affect our liquidity. See “— Rating Agencies.” If we require significant amounts of cash on short notice in excess of anticipated cash requirements or if we are required to post or return cash collateral in connection with derivatives or our securities lending program, we may have difficulty selling investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both. In addition, in the event of such forced sale, for securities in an unrealized loss position, realized losses would be incurred on securities sold and impairments would be incurred, if there is a need to sell securities prior to recovery, which may negatively impact our financial condition. See “Risk Factors — Investment Risks — We May Have Difficulty Selling Certain Holdings in Our Investment Portfolio or in Our Securities Lending Program in a Timely Manner and Realizing Full Value.”

All general account assets within a particular legal entity — other than those which may have been pledged to a specific purpose — are generally available to fund obligations of the general account of that legal entity.
Capital
We manage our capital position to maintain our financial strength and credit ratings. See “— Rating Agencies” for information regarding such ratings. Our capital position is supported by our ability to generate strong cash flows within our operating companies and borrow funds at competitive rates, as well as by our demonstrated ability to raise additional capital to meet operating and growth needs despite adverse market and economic conditions.
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
Affiliated Captive Reinsurance Transactions
MLIC cedes specific policy classes, including term and universal life insurance, participating whole life insurance, LTD insurance, group life insurance and other business to various wholly-owned captive reinsurers. The reinsurance activities among these affiliated companies are eliminated within our consolidated results of operations. The statutory reserves of such affiliated captive reinsurers are supported by a combination of funds withheld assets, investment assets and letters of credit issued by unaffiliated financial institutions. MetLife, Inc. has entered into various support agreements in connection with the activities of these captive reinsurers. See Note 5 of the Notes to the MetLife, Inc. (Parent Company Only) Condensed Financial Information included in Schedule II of the Financial Statement Schedules for further details on certain of these support arrangements. MLIC has entered into reinsurance agreements with affiliated captive reinsurers for risk and capital management purposes, as well as to manage statutory reserve requirements related to universal life and term life insurance policies and other business.

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

See also “Risk Factors — Economic Environment and Capital Markets Risks — A Downgrade or a Potential Downgrade in Our Financial Strength or Credit Ratings Could Result in a Loss of Business and Harm Our Financial Condition or Results of Operations.”
Summary of the Company’s Primary Sources and Uses of Liquidity and Capital
Our primary sources and uses of liquidity and capital are summarized as follows:

	Years Ended December 31,
	2019	2018
	(In millions)
Sources:
Operating activities, net	$13,786	$11,738
Net change in policyholder account balances	6,524	4,266
Net change in payables for collateral under securities loaned and other transactions	2,019	—
Cash received for other transactions with tenors greater than three months	125	200
Long-term debt issued	1,382	24
Financing element on certain derivative instruments and other derivative related transactions, net	—	144
Preferred stock issued, net of issuance costs	—	1,274
Effect of change in foreign currency exchange rates on cash and cash equivalents	9	—
Total sources	23,845	17,646
Uses:
Investing activities, net	17,586	5,634
Net change in payables for collateral under securities loaned and other transactions	—	821
Cash paid for other transactions with tenors greater than three months	200	—
Long-term debt repaid	906	1,871
Collateral financing arrangement repaid	67	61
Financing element on certain derivative instruments and other derivative related transactions, net	126	—
Treasury stock acquired in connection with share repurchases	2,285	3,992
Dividends on preferred stock	178	141
Dividends on common stock	1,643	1,678
Other, net	77	145
Effect of change in foreign currency exchange rates on cash and cash equivalents	—	183
Total uses	23,068	14,526
Net increase (decrease) in cash and cash equivalents	$777	$3,120
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
Preferred Stock
See Notes 16 and 23 of the Notes to the Consolidated Financial Statements for information on preferred stock issuances.
Common Stock
See Note 16 of the Notes to the Consolidated Financial Statements.
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
Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances
Certain of our U.S. insurance subsidiaries are members of a regional FHLB. For the years ended December 31, 2019 and 2018, we issued $33.0 billion and $27.3 billion, respectively, and repaid $32.8 billion and $27.5 billion, respectively, of funding agreements with certain regional FHLBs. At December 31, 2019 and 2018, total obligations outstanding under these funding agreements were $15.3 billion and $15.1 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements.

Federal Home Loan Bank Advance Agreements, Reported in Payables for Collateral Under Securities Loaned and Other Transactions
For the years ended December 31, 2019 and 2018, we borrowed $3.0 billion and $3.1 billion, respectively, and repaid $3.0 billion and $2.6 billion, respectively, under advance agreements with the FHLB of Boston. At both December 31, 2019 and 2018, total obligations outstanding under these advance agreements were $800 million. See Note 8 of the Notes to the Consolidated Financial Statements.
Special Purpose Entity Funding Agreements, Reported in Policyholder Account Balances
We issue fixed and floating rate funding agreements which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. For the years ended December 31, 2019 and 2018, we issued $37.3 billion and $41.8 billion, respectively, and repaid $36.4 billion and $43.7 billion, respectively, under such funding agreements. At December 31, 2019 and 2018, total obligations outstanding under these funding agreements were $34.6 billion and $32.3 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements.
Federal Agricultural Mortgage Corporation Funding Agreements, Reported in Policyholder Account Balances
We have issued funding agreements to a subsidiary of Farmer Mac, as well as to certain SPEs that have issued debt securities for which payment of interest and principal is secured by such funding agreements, and such debt securities are also guaranteed as to payment of interest and principal by Farmer Mac. The obligations under all such funding agreements are secured by a pledge of certain eligible agricultural mortgage loans. For the years ended December 31, 2019 and 2018, we issued $700 million and $900 million, respectively, and repaid $700 million and $900 million, respectively, under such funding agreements. At both December 31, 2019 and 2018, total obligations outstanding under these funding agreements were $2.6 billion. See Note 4 of the Notes to the Consolidated Financial Statements.
Debt Issuances
In May 2019, MetLife, Inc. issued ¥151.7 billion ($1.4 billion at issuance) of senior notes for general corporate purposes and the repayment of indebtedness, which included the redemption of certain senior notes. See “— Liquidity and Capital Uses — Debt Repurchases, Redemptions and Exchanges” and Note 13 of the Notes to the Consolidated Financial Statements.
Credit and Committed Facilities
See Note 13 of the Notes to the Consolidated Financial Statements for information on credit and committed facilities.
We have no reason to believe that our lending counterparties will be unable to fulfill their respective contractual obligations under these facilities. As commitments under our credit and committed facilities may expire unused, these amounts do not necessarily reflect our actual future cash funding requirements.
Outstanding Debt Under Global Funding Sources
The following table summarizes our outstanding debt excluding long-term debt relating to CSEs at:

	December 31,
	2019	2018
	(In millions)
Short-term debt (1)	$235	$268
Long-term debt (2)	$13,461	$12,824
Collateral financing arrangement	$993	$1,060
Junior subordinated debt securities	$3,150	$3,147
__________________

(1)
Includes $136 million and $168 million of debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at December 31, 2019 and 2018, respectively. Certain subsidiaries have pledged assets to secure this debt.

(2)
Includes $403 million and $422 million of debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at December 31, 2019 and 2018, respectively. Certain investment subsidiaries have pledged assets to secure this debt.

Debt and Facility Covenants
Certain of our debt instruments and committed facilities, as well as our unsecured revolving credit facility, contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all applicable financial covenants at December 31, 2019.
Dispositions
For information regarding the pending disposition of MetLife Hong Kong, see Note 3 of the Notes to the Consolidated Financial Statements.
Liquidity and Capital Uses
In addition to the general description of liquidity and capital uses in “— Summary of the Company’s Primary Sources and Uses of Liquidity and Capital” and “— Contractual Obligations,” the Company’s primary uses of liquidity and capital are set forth below.
Common Stock Repurchases
See Note 16 of the Notes to the Consolidated Financial Statements for information relating to authorizations by the Board of Directors to repurchase MetLife, Inc. common stock, amounts of common stock repurchased pursuant to such authorizations for the years ended December 31, 2019 and 2018, and the amount remaining under such authorizations at December 31, 2019. See Note 23 of the Notes to the Consolidated Financial Statements for information regarding shares of common stock repurchased subsequent to December 31, 2019.
Common stock repurchases are subject to the discretion of our Board of Directors and will depend upon our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value, applicable regulatory approvals, and other legal and accounting factors. Restrictions on the payment of dividends that may arise under so-called “Dividend Stopper” provisions would also restrict MetLife, Inc.’s ability to repurchase common stock. See “— Dividends” for information about these restrictions. See also “Risk Factors — Capital Risks — Legal and Regulatory Restrictions May Prevent Us from Paying Dividends and Repurchasing Our Stock.”
Dividends
For the years ended December 31, 2019 and 2018, MetLife, Inc. paid dividends on its preferred stock of $178 million and $141 million, respectively. For the years ended December 31, 2019 and 2018, MetLife, Inc. paid dividends on its common stock of $1.6 billion and $1.7 billion, respectively. See Note 16 of the Notes to the Consolidated Financial Statements for information regarding the calculation and timing of these dividend payments.
Dividends are paid quarterly on the Series A preferred stock. Dividends are paid semi-annually on MetLife, Inc.’s 5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C, until June 15, 2020 and, thereafter, will be paid quarterly. Dividends are paid semi-annually on the Series D preferred stock, in September and March until March 15, 2028 and, thereafter, will be paid quarterly. Dividends are paid quarterly on the Series E preferred stock.
The declaration and payment of common stock dividends are subject to the discretion of our Board of Directors, and will depend on MetLife, Inc.’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries and other factors deemed relevant by the Board.
See Note 23 of the Notes to the Consolidated Financial Statements for information regarding common and preferred stock dividends declared subsequent to December 31, 2019.
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
The junior subordinated debentures further provide that MetLife, Inc. may, at its option and provided that certain conditions are met, elect to defer payment of interest. See Note 15 of the Notes to the Consolidated Financial Statements. Any such elective deferral would trigger the dividend stopper provisions.
Further, MetLife, Inc. is a party to certain replacement capital covenants which limit its ability to eliminate these restrictions through the repayment, redemption or purchase of the junior subordinated debentures by requiring MetLife, Inc., with some limitations, to receive cash proceeds during a specified period from the sale of specified replacement securities prior to any repayment, redemption or purchase. See Note 15 of the Notes to the Consolidated Financial Statements for a description of such covenants.
Debt Repayments
See Notes 13 and 14 of the Notes to the Consolidated Financial Statements for further information on long-term and short-term debt and the collateral financing arrangement, respectively, including:

•
For the years ended December 31, 2019 and 2018, following regulatory approval, MetLife Reinsurance Company of Charleston, a wholly-owned subsidiary of MetLife, Inc., repurchased and canceled $67 million and $61 million, respectively, in aggregate principal amount of its surplus notes, which were reported in collateral financing arrangement on the consolidated balance sheets;

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
See Note 13 of the Notes to the Consolidated Financial Statements for further information on long-term and short-term debt including the FVO Brighthouse Common Stock exchange.

Support Agreements
MetLife, Inc. and several of its subsidiaries (each, an “Obligor”) are parties to various capital support commitments and guarantees with subsidiaries. Under these arrangements, each Obligor has agreed to cause the applicable entity to meet specified capital and surplus levels or has guaranteed certain contractual obligations. We anticipate that in the event these arrangements place demands upon us, there will be sufficient liquidity and capital to enable us to meet such demands. See Note 5 of the Notes to the MetLife, Inc. (Parent Company Only) Condensed Financial Information included in Schedule II of the Financial Statement Schedules.
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, property and casualty, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the MetLife Holdings segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. For both the years ended December 31, 2019 and 2018, general account surrenders and withdrawals from annuity products were $1.8 billion. In the RIS business within the U.S. segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the RIS business products that provide customers with limited rights to accelerate payments, at December 31, 2019, there were funding agreements totaling $123 million that could be put back to the Company.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At December 31, 2019 and 2018, we had received pledged cash collateral from counterparties of $6.3 billion and $5.0 billion, respectively. At December 31, 2019 and 2018, we had pledged cash collateral to counterparties of $275 million and $283 million, respectively. See Note 9 of the Notes to the Consolidated Financial Statements for additional information about collateral pledged to us, collateral we pledge and derivatives subject to credit contingent provisions.
We pledge collateral and have had collateral pledged to us, and may be required from time to time to pledge additional collateral or be entitled to have additional collateral pledged to us, in connection with the collateral financing arrangement related to the reinsurance of closed block liabilities. See Note 14 of the Notes to the Consolidated Financial Statements.
We pledge collateral from time to time in connection with funding agreements and advance agreements. See Note 4 of the Notes to the Consolidated Financial Statements.
Securities Lending and Repurchase Agreements
We participate in a securities lending program and in short-term repurchase agreements whereby securities are loaned to unaffiliated financial institutions. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Through these arrangements, we were liable for cash collateral under our control of $19.7 billion and $19.1 billion at December 31, 2019 and 2018, respectively, including a portion that may require the immediate return of cash collateral we hold. See Note 8 of the Notes to the Consolidated Financial Statements.
Litigation
We establish liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. For material matters where a loss is believed to be reasonably possible but not probable, no accrual is made but we disclose the nature of the contingency and an aggregate estimate of the reasonably possible range of loss in excess of amounts accrued, when such an estimate can be made. It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. In some of the matters referred to herein, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our consolidated net income or cash flows in particular quarterly or annual periods. See Note 21 of the Notes to the Consolidated Financial Statements.
Acquisitions
Cash outflows for acquisitions and investments in strategic partnerships for the years ended December 31, 2019 and 2018 were $32 million and $0, respectively.

Contractual Obligations
The following table summarizes our major contractual obligations at December 31, 2019:

	Total	One Year or Less	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years
	(In millions)
Insurance liabilities	$340,290	$21,848	$13,752	$13,424	$291,266
Policyholder account balances	237,319	29,887	28,556	18,406	160,470
Payables for collateral under securities loaned and other transactions	26,745	26,745	—	—	—
Debt	31,600	1,201	2,416	4,791	23,192
Investment commitments	12,181	11,861	275	43	2
Operating leases	1,902	285	495	406	716
Other	19,353	18,966	—	—	387
Total	$669,390	$110,793	$45,494	$37,070	$476,033
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
The sum of the estimated cash flows of $340.3 billion exceeds the liability amounts of $214.8 billion included on the consolidated balance sheet principally due to (i) the time value of money, which accounts for a substantial portion of the difference; (ii) differences in assumptions, most significantly mortality, between the date the liabilities were initially established and the current date; and (iii) liabilities related to accounting conventions, or which are not contractually due, which are excluded.
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

The sum of the estimated cash flows of $237.3 billion exceeds the liability amount of $192.6 billion included on the consolidated balance sheet principally due to (i) the time value of money, which accounts for a substantial portion of the difference; (ii) differences in assumptions, between the date the liabilities were initially established and the current date; and (iii) liabilities related to accounting conventions, or which are not contractually due, which are excluded.
Payables for Collateral Under Securities Loaned and Other Transactions
We have accepted cash collateral in connection with securities lending, repurchase agreements, FHLB of Boston short-term advance agreements and derivatives. As these transactions expire within the next year and the timing of the return of the derivatives collateral is uncertain, the return of the collateral has been included in the one year or less category in the table above. We also held non-cash collateral, which is not reflected as a liability on the consolidated balance sheet, of $1.7 billion at December 31, 2019.
Debt
Amounts presented for debt include short-term debt, long-term debt, the collateral financing arrangement and junior subordinated debt securities, the total of which differs from the total of the corresponding amounts presented on the consolidated balance sheet as the amounts presented herein (i) do not include premiums or discounts upon issuance or purchase accounting fair value adjustments; (ii) include future interest on such obligations for the period from January 1, 2020 through maturity; and (iii) do not include long-term debt relating to CSEs at December 31, 2019 as such debt does not represent our contractual obligation. Future interest on variable rate debt was computed using prevailing rates at December 31, 2019 and, as such, does not consider the impact of future rate movements. Future interest on fixed rate debt was computed using the stated rate on the obligations for the period from January 1, 2020 through maturity, except with respect to junior subordinated debt which was computed using the stated rates through the scheduled redemption dates as it is our expectation that such obligations will be redeemed as scheduled. Inclusion of interest payments on junior subordinated debt securities through the final maturity dates would increase the contractual obligation by $7.7 billion. Pursuant to the collateral financing arrangement, MetLife, Inc. may be required to deliver cash or pledge collateral to the unaffiliated financial institution. See Note 14 of the Notes to the Consolidated Financial Statements.
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
Operating Leases
As a lessee, we have various operating leases, primarily for office space. Contractual provisions exist that could increase or accelerate those lease obligations presented, including various leases with early buyouts and/or escalation clauses. However, the impact of any such transactions would not be material to our financial position or results of operations. See Note 11 of the Notes to the Consolidated Financial Statements.
Other
Other obligations presented are principally comprised of amounts due under reinsurance agreements, payables related to securities purchased but not yet settled, securities sold short, accrued interest on debt obligations, estimated fair value of derivative obligations, deferred compensation arrangements, guaranty liabilities, and accruals and accounts payable due under contractual obligations, which are all reported in other liabilities on the consolidated balance sheet. If the timing of any of these other obligations is sufficiently uncertain, the amounts are included within the one year or less category. Items reported in other liabilities on the consolidated balance sheet that were excluded from the table represent accounting conventions or are not liabilities due under contractual obligations. Unrecognized tax benefits and related accrued interest totaling $295 million were excluded as the timing of payment could not be reliably determined at December 31, 2019.
Separate account liabilities are excluded as they are fully funded by cash flows from the corresponding separate account assets and are set equal to the estimated fair value of separate account assets.

We also enter into agreements to purchase goods and services in the normal course of business; however, such amounts are excluded as these purchase obligations were not material to our consolidated results of operations or financial position at December 31, 2019.
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
MetLife, Inc.’s ability to maintain regular access to competitively priced wholesale funds is fostered by its current credit ratings from the major credit rating agencies. We view our capital ratios, credit quality, stable and diverse earnings streams, diversity of liquidity sources and our liquidity monitoring procedures as critical to retaining such credit ratings. See “— The Company — Rating Agencies.”
Liquidity
For a summary of MetLife, Inc.’s liquidity, see “— The Company — Liquidity.”
Capital
For a summary of MetLife, Inc.’s capital, see “— The Company — Capital.” See also “— The Company — Liquidity and Capital Uses — Common Stock Repurchases” for information regarding MetLife, Inc.’s common stock repurchases.
Liquid Assets
At December 31, 2019 and 2018, MetLife, Inc. and other MetLife holding companies had $4.2 billion and $3.0 billion, respectively, in liquid assets. Of these amounts, $3.0 billion and $2.4 billion were held by MetLife, Inc. and $1.2 billion and $607 million were held by other MetLife holding companies at December 31, 2019 and 2018, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with derivatives and a collateral financing arrangement.
Liquid assets held in non-U.S. holding companies are generated in part through dividends from non-U.S. insurance operations. Such dividends are subject to local insurance regulatory requirements, as discussed in “— Liquidity and Capital Sources — Dividends from Subsidiaries.” The cumulative earnings of certain active non-U.S. operations have historically been reinvested indefinitely in such non-U.S. operations. Following a post-Separation review of our capital needs, the Company repatriated $400 million of pre-2017 earnings in the second quarter of 2018. As a result of U.S. Tax Reform, we expect to repatriate future foreign earnings back to the U.S. with minimal or no additional U.S. tax. See Note 19 of the Notes to the Consolidated Financial Statements and “— Risk Factors — Regulatory and Legal Risks — Changes in Tax Laws or Interpretations of Such Laws Could Reduce Our Earnings and Materially Impact Our Operations by Increasing Our Corporate Taxes and Making Some of Our Products Less Attractive to Consumers.”
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

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Sources and Uses of Liquid Assets	Sources and Uses of Liquid Assets Included in Free Cash Flow	Sources and Uses of Liquid Assets	Sources and Uses of Liquid Assets Included in Free Cash Flow
	(In millions)
MetLife, Inc. (Parent Company Only)
Sources:
Dividends and returns of capital from subsidiaries (1)	$4,800	$4,800	$7,454	$7,454
Long-term debt issued (2)	1,373	494	—	—
Repayments on and (issuances of) loans to subsidiaries and related interest, net (3)	—	—	—	—
Preferred stock issued	—	—	1,274	—
Other, net (4)	320	196	—	—
Total sources	6,493	5,490	8,728	7,454
Uses:
Capital contributions to subsidiaries (5)	75	75	767	767
Long-term debt repaid — unaffiliated	877	—	1,759	—
Interest paid on debt and financing arrangements — unaffiliated	817	817	964	964
Dividends on common stock	1,643	—	1,678	—
Treasury stock acquired in connection with share repurchases	2,285	—	3,992	—
Dividends on preferred stock	178	178	141	141
Issuances of and (repayments on) loans to subsidiaries and related interest, net (3)	44	44	63	63
Other, net (4)	—	—	1,029	1,083
Total uses	5,919	1,114	10,393	3,018
Net increase (decrease) in liquid assets, MetLife, Inc. (Parent Company Only)	574		(1,665)
Liquid assets, beginning of year	2,430		4,095
Liquid assets, end of year	$3,004		$2,430
Free Cash Flow, MetLife, Inc. (Parent Company Only)		4,376		4,436
Net cash provided by operating activities, MetLife, Inc. (Parent Company Only)	$4,177		$5,494

Other MetLife Holding Companies
Sources:
Dividends and returns of capital from subsidiaries	$2,199	$2,199	$2,836	$2,836
Capital contributions from MetLife, Inc.	—	—	—	—
Total sources	2,199	2,199	2,836	2,836
Uses:
Capital contributions to subsidiaries	67	67	57	57
Repayments on and (issuance of) loans to subsidiaries and affiliates and related interest, net	16	16	6	6
Dividends and returns of capital to MetLife, Inc.	1,100	1,100	3,200	3,200
Other, net	444	444	603	603
Total uses	1,627	1,627	3,866	3,866
Net increase (decrease) in liquid assets, Other MetLife Holding Companies	572		(1,030)
Liquid assets, beginning of year	613		1,643
Liquid assets, end of year	$1,185		$613
Free Cash Flow, Other MetLife Holding Companies		572		(1,030)
Net increase (decrease) in liquid assets, All Holding Companies	$1,146		$(2,695)
Free Cash Flow, All Holding Companies (6) (7)		$4,948		$3,406
__________________

(1)
Dividends and returns of capital to MetLife, Inc. included $3.7 billion and $4.3 billion from operating subsidiaries and $1.1 billion and $3.2 billion from other MetLife holding companies for the years ended December 31, 2019 and 2018, respectively.

(2)	Included in free cash flow is the portion of long-term debt issued that represents incremental debt to be at or below target leverage ratios.

(3)
See MetLife, Inc. (Parent Company Only) Condensed Statements of Cash Flows included in Schedule II of the Financial Statement Schedules for information regarding the source of liquid assets from receipts on loans to subsidiaries (excluding interest) and the use of liquid assets related to the issuances of loans to subsidiaries (excluding interest).

(4)
Other, net includes $155 million and ($877) million of net receipts (payments) by MetLife, Inc. to and from subsidiaries under a tax sharing agreement and tax payments to tax agencies for the years ended December 31, 2019 and 2018, respectively.

(5)	Amounts to fund business acquisitions were $0 (included in capital contributions to subsidiaries) at both years ended December 31, 2019 and 2018.

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
The primary uses of liquid assets of other MetLife holding companies are capital contributions paid to their subsidiaries and branches, principally non-U.S. insurance companies; loans to subsidiaries and affiliates; principal and interest paid on loans from subsidiaries and affiliates; dividends and returns of capital to MetLife, Inc. and the following items, which are reported within other, net: business acquisitions; and operating expenses. There were no uses of liquid assets of other MetLife holding companies to fund business acquisitions during the years ended December 31, 2019 or 2018.
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
The table below sets forth the dividends permitted to be paid by MetLife, Inc.’s primary U.S. insurance subsidiaries without insurance regulatory approval and the actual dividends paid:

	2020	2019		2018
Company	Permitted Without Approval (1)	Paid (2)	Permitted Without Approval (1)	Paid (2)		Permitted Without Approval (1)
	(In millions)
Metropolitan Life Insurance Company	$3,272	$3,065	$3,065	$3,736	(3)	$3,075
American Life Insurance Company	$51	$1,100	$—	$3,200		$—
Metropolitan Property and Casualty Insurance Company	$114	$430	$171	$233		$125
Metropolitan Tower Life Insurance Company (4)	$149	$—	$154	$191	(4)	$73
General American Life Insurance Company (4)	N/A	$—	N/A	$—		$118
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

In addition to the amounts presented in the table above, for the years ended December 31, 2019 and 2018, MetLife, Inc. also received cash payments of $195 million and $7 million, respectively, representing dividends from certain other subsidiaries. Additionally, for the years ended December 31, 2019 and 2018, MetLife, Inc. received cash returns of capital of $10 million and $87 million.
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

Affiliated Long-term Debt
See “Senior Notes — Affiliated” in Note 4 of the Notes to the MetLife, Inc. (Parent Company Only) Condensed Financial Information included in Schedule II of the Financial Statement Schedules for information on affiliated long-term debt.
Collateral Financing Arrangement and Junior Subordinated Debt Securities
For information on MetLife, Inc.’s collateral financing arrangement and junior subordinated debt securities, see Notes 14 and 15 of the Notes to the Consolidated Financial Statements, respectively.
Credit and Committed Facilities
See “— The Company — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities,” as well as Note 13 of the Notes to the Consolidated Financial Statements, for further information regarding the Company’s unsecured revolving credit facility and certain committed facilities.
Long-term Debt Outstanding
The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	December 31,
	2019	2018
	(In millions)
Long-term debt — unaffiliated	$12,379	$11,844
Long-term debt — affiliated (1)	$1,976	$1,957
Junior subordinated debt securities	$2,458	$2,456
__________________

(1)
In July 2019, a ¥53.3 billion 1.448% senior note issued to MLIC matured and was refinanced with a ¥37.3 billion 1.602% senior note due July 2023 and a ¥16.0 billion 1.637% senior note due July 2026 issued to MLIC. In October 2019, a ¥26.5 billion 1.721% senior note issued to MLIC matured and was refinanced with a ¥26.5 billion 1.81% senior note due October 2029 issued to MLIC.

Debt and Facility Covenants
Certain of MetLife, Inc.’s debt instruments and committed facilities, as well as its unsecured revolving credit facility, contain various administrative, reporting, legal and financial covenants. MetLife, Inc. believes it was in compliance with all applicable financial covenants at December 31, 2019.
Liquidity and Capital Uses
The primary uses of liquidity of MetLife, Inc. include debt service, cash dividends on common and preferred stock, capital contributions to subsidiaries, common stock, preferred stock and debt repurchases, payment of general operating expenses and acquisitions. Based on our analysis and comparison of our current and future cash inflows from the dividends we receive from subsidiaries that are permitted to be paid without prior insurance regulatory approval, our investment portfolio and other cash flows and anticipated access to the capital markets, we believe there will be sufficient liquidity and capital to enable MetLife, Inc. to make payments on debt, pay cash dividends on its common and preferred stock, contribute capital to its subsidiaries, repurchase its common stock and certain of its other securities, pay all general operating expenses and meet its cash needs under current market conditions and reasonably possible stress scenarios.
In addition to the description of liquidity and capital uses in “— The Company — Liquidity and Capital Uses” and “— The Company — Contractual Obligations,” MetLife, Inc.’s primary uses of liquidity and capital are set forth below.
Affiliated Capital and Debt Transactions
For the years ended December 31, 2019 and 2018, MetLife, Inc. invested a net amount of $89 million and $778 million, respectively, in various subsidiaries.
MetLife, Inc. lends funds, as necessary, through credit agreements or otherwise to its subsidiaries and affiliates, some of which are regulated, to meet their capital requirements or to provide liquidity. MetLife, Inc. had loans to subsidiaries outstanding of $100 million at both December 31, 2019 and 2018.

Debt Repayments
For information on MetLife, Inc.’s debt repayments, see “— The Company — Liquidity and Capital Uses — Debt Repayments.” MetLife, Inc. intends to repay or refinance, in whole or in part, all the debt that is due in 2020.
Maturities of Senior Notes
The following table summarizes MetLife, Inc.’s outstanding senior notes by year of maturity, excluding any premium or discount and unamortized issuance costs, at December 31, 2019:

Year of Maturity	Principal	Interest Rate
	(In millions)
Unaffiliated:
2022	$500	3.05%
2023	$1,000	4.37%
2024	$1,000	3.60%
2024	$464	5.38%
2025 - 2046	$9,496	Ranging from 0.50% - 6.50%
Affiliated:
2020	$244	0.82%
2021	$495	2.97%
2021	$503	3.14%
2023	$343	1.60%
2026-2029	$391	Ranging from 1.64% - 1.81%
Support Agreements
MetLife, Inc. is party to various capital support commitments and guarantees with certain of its subsidiaries. See Note 5 of the Notes to the MetLife, Inc. (Parent Company Only) Condensed Financial Information included in Schedule II of the Financial Statement Schedules.
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
The following non-GAAP financial measures should not be viewed as substitutes for the most directly comparable financial measures calculated in accordance with GAAP:

Non-GAAP financial measures:		Comparable GAAP financial measures:
(i)	adjusted earnings	(i)	net income (loss)
(ii)	adjusted earnings available to common shareholders	(ii)	net income (loss) available to MetLife, Inc.’s common shareholders
(iii)	free cash flow of all holding companies	(iii)	MetLife, Inc. (parent company only) net cash provided by (used in) operating activities
(iv)	net investment income, as reported on an adjusted basis	(iv)	net investment income

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
Adjusted earnings is defined as adjusted revenues less adjusted expenses, net of income tax. Adjusted loss is defined as negative adjusted earnings. Adjusted earnings available to common shareholders is defined as adjusted earnings less preferred stock dividends. For information relating to adjusted revenues and adjusted expenses, see “Financial Measures and Segment Accounting Policies” in Note 2 of the Notes to the Consolidated Financial Statements.
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

The above measures represent a level of equity consistent with the view that, in the ordinary course of business, we do not plan to sell most investments for the sole purpose of realizing gains or losses. Also, refer to the utilization of adjusted earnings and components of, or other financial measures based on, adjusted earnings mentioned above.
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

•
The Company uses a measure of free cash flow to facilitate an understanding of its ability to generate cash for reinvestment into its businesses or use in non-mandatory capital actions. The Company defines free cash flow as the sum of cash available at MetLife’s holding companies from dividends from operating subsidiaries, expenses and other net flows of the holding companies (including capital contributions to subsidiaries), and net contributions from debt to be at or below target leverage ratios. This measure of free cash flow is prior to capital actions, such as common stock dividends and repurchases, debt reduction and mergers and acquisitions. Free cash flow should not be viewed as a substitute for net cash provided by (used in) operating activities calculated in accordance with GAAP. The free cash flow ratio is typically expressed as a percentage of annual adjusted earnings available to common shareholders. A reconciliation of net cash provided by operating activities of MetLife, Inc. (parent company only) to free cash flow of all holding companies for the years ended December 31, 2019 and 2018 is provided below.

Reconciliation of Net Cash Provided by Operating Activities of MetLife, Inc. to Free Cash Flow of All Holding Companies	Years Ended December 31,
	2019	2018
	(In millions)
MetLife, Inc. (parent company only) net cash provided by operating activities	$4,177	$5,494
Adjustments from net cash provided by operating activities to free cash flow:
Add: Incremental debt to be at or below target leverage ratios	494	—
Add: Capital contributions to subsidiaries	(75)	(767)
Add: Returns of capital from subsidiaries	10	87
Add: Investment portfolio and derivatives changes and other, net	(230)	(378)
MetLife, Inc. (parent company only) free cash flow	4,376	4,436
Other MetLife, Inc. holding companies:
Add: Dividends and returns of capital from subsidiaries	2,199	2,836
Add: Capital contributions to subsidiaries	(67)	(57)
Add: Repayments on and (issuances of) loans to subsidiaries, net	(16)	(6)
Add: Other expenses	(720)	(771)
Add: Dividends and returns of capital to MetLife, Inc.	(1,100)	(3,200)
Add: Investment portfolio and derivative changes and other, net	276	168
Total other MetLife, Inc. holding companies free cash flow	572	(1,030)
Free cash flow of all holding companies (1)	$4,948	$3,406

Ratio of net cash provided by operating activities to consolidated net income (loss) available to MetLife, Inc.’s common shareholders:
MetLife, Inc. (parent company only) net cash provided by operating activities	$4,177	$5,494
Consolidated net income (loss) available to MetLife, Inc.’s common shareholders (1)	$5,721	$4,982
Ratio of net cash provided by operating activities (parent company only) to consolidated net income (loss) available to MetLife, Inc.'s common shareholders (1) (2)	73%	110%
Ratio of free cash flow to adjusted earnings available to common shareholders:
Free cash flow of all holding companies (3)	$4,948	$3,406
Consolidated adjusted earnings available to common shareholders (3)	$5,767	$5,461
Ratio of free cash flow of all holding companies to consolidated adjusted earnings available to common shareholders (3)	86%	62%
__________________

(1)
Consolidated net income (loss) available to MetLife, Inc.’s common shareholders for the year ended 2018 includes Separation-related costs of $80 million, net of income tax. Excluding this amount from the denominator of the ratio, this ratio, as adjusted, would be 109%. See “— Liquidity and Capital Resources — MetLife, Inc. — Liquid Assets — MetLife, Inc. and Other MetLife Holding Companies Sources and Uses of Liquid Assets and Sources and Uses of Liquid Assets included in Free Cash Flow.”

(2)
Including the free cash flow of other MetLife, Inc. holding companies of $572 million and ($1.0) billion for the years ended December 31, 2019 and 2018, respectively, in the numerator of the ratio, this ratio, as adjusted, would be 83% and 90%, respectively. Including the free cash flow of other MetLife, Inc. holding companies in the numerator of the ratio and excluding the Separation-related costs from the denominator of the ratio, this ratio, as adjusted, would be 88% for the year ended December 31, 2018.

(3)
i) Consolidated adjusted earnings available to common shareholders for the year ended December 31, 2019, was positively impacted by notable items, primarily related to tax related adjustments, of $539 million, net of income tax, partially offset by expense initiative costs of $332 million, net of income tax. Excluding such notable items impacting consolidated adjusted earnings available to common shareholders from the denominator of the ratio, the adjusted free cash flow ratio for the year ended December 31, 2019, would be 87%.

ii) For the year ended December 31, 2018, $268 million of Separation-related items (comprised of certain Separation-related inflows primarily related to reinsurance benefit from Brighthouse) were included in free cash flow, which increased our holding companies’ liquid assets, as well as our free cash flow ratio. Excluding these Separation-related items, adjusted free cash flow would be $3.1 billion for the year ended December 31, 2018. Consolidated adjusted earnings available to common shareholders for 2018 was negatively impacted by notable items, primarily related to expense initiative costs of $284 million, net of income tax, partially offset by tax adjustments of $247 million, net of income tax. Excluding the Separation-related items, which increased free cash flow, from the numerator of the ratio and excluding such notable items negatively impacting consolidated adjusted earnings available to common shareholders from the denominator of the ratio, the adjusted free cash flow ratio for the year ended December 31, 2018, would be 56%.
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
Interest Rates
Our exposure to interest rate changes results most significantly from our holdings of fixed maturity securities, as well as our interest rate sensitive liabilities. The fixed maturity securities AFS include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds, mortgage-backed securities and ABS, all of which are mainly exposed to changes in medium- and long-term interest rates. The interest rate sensitive liabilities for purposes of this disclosure include debt, policyholder account balances related to certain investment type contracts, and embedded derivatives on variable annuities with guaranteed minimum benefits which have the same type of interest rate exposure (medium- and long-term interest rates) as fixed maturity securities AFS. The interest rate sensitive liabilities for purposes of this disclosure exclude a significant portion of the liabilities relating to insurance contracts. See “Risk Factors — Economic Environment and Capital Markets Risks — Difficult Economic Conditions May Harm Our Businesses, Results of Operations or Financial Condition.”
Foreign Currency Exchange Rates
Our exposure to fluctuations in foreign currency exchange rates against the U.S. dollar results from our holdings in non-U.S. dollar denominated fixed maturity and equity securities, mortgage loans, and certain liabilities, as well as through our investments in foreign subsidiaries. The foreign currency exchange rate liabilities for purposes of this disclosure exclude a significant portion of the liabilities relating to insurance contracts. The principal currencies that create foreign currency exchange rate risk in our investment portfolios and liabilities are the Euro, the Japanese yen and the British pound. Selectively, we use U.S. dollar assets to support certain long-duration foreign currency liabilities. Through our investments in foreign subsidiaries and joint ventures, we are primarily exposed to the Japanese yen, the Euro, the Australian dollar, the British pound, the Mexican peso, the Chilean peso and the Korean won. In addition to hedging with foreign currency swaps, forwards and options, local surplus in some countries may be held entirely or in part in U.S. dollar assets, which further minimize exposure to foreign currency exchange rate fluctuation risk. We have matched much of our foreign currency liabilities in our foreign subsidiaries with their respective foreign currency assets, thereby reducing our risk to foreign currency exchange rate fluctuation. See “Risk Factors — Economic Environment and Capital Markets Risks — Difficult Economic Conditions May Harm Our Businesses, Results of Operations or Financial Condition.”

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

•	Macro Hedge Program — We use equity options, interest rate swaptions and interest rate swaps to mitigate the potential loss of legal entity statutory capital under stress scenarios.
Risk Measurement: Sensitivity Analysis
We measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, foreign currency exchange rates and equity market prices utilizing a sensitivity analysis. For purposes of this disclosure, a significant portion of the liabilities relating to insurance contracts is excluded, as discussed further below. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, foreign currency exchange rates and equity market prices. We believe that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near term. In performing the analysis summarized below, we used market rates at December 31, 2019. The sensitivity analysis separately calculates each of our market risk exposures (interest rate, foreign currency exchange rate and equity market) relating to our assets and liabilities. We modeled the impact of changes in market rates and prices on the estimated fair values of our market sensitive assets and liabilities as follows:

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

•	the estimated fair value of our equity market sensitive exposures due to a 10% change (increase or decrease) in equity market prices.

The sensitivity analysis is an estimate and should not be viewed as predictive of our future financial performance. We cannot ensure that our actual losses in any particular period will not exceed the amounts indicated in the table below. Limitations related to this sensitivity analysis include:

•
interest sensitive and foreign currency exchange sensitive liabilities do not include $212.1 billion, at carrying value, of insurance contracts. Management believes that the changes in the economic value of those contracts under changing interest rates and changing foreign currency exchange rates would offset a significant portion of the fair value changes of interest sensitive and foreign currency exchange rate sensitive assets;

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
The table below illustrates the potential loss in estimated fair value for each market risk exposure of our market sensitive assets and liabilities at:

December 31, 2019
(In millions)
Interest rate risk	$5,156
Foreign currency exchange rate risk	$8,332
Equity market risk	$33
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

The table below provides additional detail regarding the potential loss in estimated fair value of our interest sensitive financial instruments due to a 10% increase in interest rates by type of asset or liability at:

	December 31, 2019
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in Interest Rates
	(In millions)
Assets
Fixed maturity securities AFS		$327,820	$(4,558)
Equity securities		$1,342	(2)
FVO Securities		$1,248	(6)
Mortgage loans		$83,079	(577)
Policy loans		$11,655	(100)
Short-term investments		$3,850	(3)
Other invested assets		$1,872	—
Cash and cash equivalents		$16,598	(1)
Accrued investment income		$3,523	—
Premiums, reinsurance and other receivables		$3,884	(14)
Other assets		$319	(3)
Embedded derivatives within asset host contracts (2)		$60	—
Total assets			$(5,264)
Liabilities (3)
Policyholder account balances		$118,224	$639
Payables for collateral under securities loaned and other transactions		$26,745	—
Short-term debt		$235	—
Long-term debt		$15,830	307
Collateral financing arrangement		$810	—
Junior subordinated debt securities		$4,405	49
Other liabilities		$2,819	62
Embedded derivatives within liability host contracts (2)		$802	116
Total liabilities			$1,173
Derivative Instruments
Interest rate swaps	$64,127	$5,465	$(527)
Interest rate floors	$12,701	$155	(29)
Interest rate caps	$42,622	$13	12
Interest rate futures	$2,423	$(1)	1
Interest rate options	$27,344	$763	(146)
Interest rate forwards	$7,493	$(62)	(198)
Interest rate total return swaps	$1,048	$(44)	(43)
Synthetic GICs	$30,341	$—	—
Foreign currency swaps	$51,986	$379	(138)
Foreign currency forwards	$16,902	$(392)	11
Currency futures	$880	$7	—
Currency options	$6,001	$(58)	(4)
Credit default swaps	$14,464	$173	—
Equity futures	$4,540	$(2)	(1)
Equity index options	$27,105	$17	(3)
Equity variance swaps	$1,115	$4	—
Equity total return swaps	$761	$(70)	—
Total derivative instruments			$(1,065)
Net Change			$(5,156)
__________________

(1)
Separate account assets and liabilities and Unit-linked investments and associated policyholder account balances, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contractholder, notwithstanding any general account guarantees which are included within embedded derivatives (see footnote (2) below) or included within future policy benefits and other policy-related balances (see footnote (3) below). FVO Securities and long-term debt exclude $3 million and $5 million, respectively, related to CSEs.

(2)	Embedded derivatives are recognized on the consolidated balance sheet in the same caption as the host contract.

(3)
Excludes $212.1 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% increase in interest rates.

Sensitivity to rising interest rates decreased $0.5 billion to $5.2 billion at December 31, 2019 from $5.7 billion at December 31, 2018.
The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% increase in the U.S. dollar compared to all foreign currencies at:

	December 31, 2019
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in the Foreign Exchange Rate
	(In millions)
Assets
Fixed maturity securities AFS		$327,820	$(10,469)
Equity securities		$1,342	(76)
FVO Securities		$1,248	(99)
Mortgage loans		$83,079	(950)
Policy loans		$11,655	(159)
Short-term investments		$3,850	(235)
Other invested assets		$1,872	(329)
Cash and cash equivalents		$16,598	(413)
Accrued investment income		$3,523	(83)
Premiums, reinsurance and other receivables		$3,884	(62)
Other assets		$319	(18)
Embedded derivatives within asset host contracts (2)		$60	(6)
Total assets			$(12,899)
Liabilities (3)
Policyholder account balances		$118,224	$3,508
Payables for collateral under securities loaned and other transactions		$26,745	154
Long-term debt		$15,830	195
Other liabilities		$2,819	14
Embedded derivatives within liability host contracts (2)		$802	45
Total liabilities			$3,916
Derivative Instruments
Interest rate swaps	$64,127	$5,465	$(113)
Interest rate floors	$12,701	$155	—
Interest rate caps	$42,622	$13	—
Interest rate futures	$2,423	$(1)	—
Interest rate options	$27,344	$763	(31)
Interest rate forwards	$7,493	$(62)	(1)
Interest rate total return swaps	$1,048	$(44)	—
Synthetic GICs	$30,341	$—	—
Foreign currency swaps	$51,986	$379	1,524
Foreign currency forwards	$16,902	$(392)	(794)
Currency futures	$880	$7	(88)
Currency options	$6,001	$(58)	139
Credit default swaps	$14,464	$173	(8)
Equity futures	$4,540	$(2)	—
Equity index options	$27,105	$17	23
Equity variance swaps	$1,115	$4	—
Equity total return swaps	$761	$(70)	—
Total derivative instruments			$651
Net Change			$(8,332)
__________________

(1)
Does not necessarily represent those financial instruments solely subject to foreign currency exchange rate risk. Separate account assets and liabilities and Unit-linked investments and associated policyholder account balances, which are foreign currency exchange rate sensitive, are not included herein as any foreign currency exchange rate risk is borne by the contractholder, notwithstanding any general account guarantees which are included within embedded derivatives (see footnote (2) below) or included within future policy benefits and other policy-related balances (see footnote (3) below). FVO Securities and long-term debt exclude $3 million and $5 million, respectively, related to CSEs.

(2)	Embedded derivatives are recognized on the consolidated balance sheet in the same caption as the host contract.

(3)
Excludes $212.1 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% appreciation in the U.S. dollar relative to all other currencies.

Sensitivity to foreign currency exchange rates increased $0.5 billion to $8.3 billion at December 31, 2019 from $7.8 billion at December 31, 2018. These sensitivities exclude those liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% appreciation in the U.S. dollar relative to all other currencies.

The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% increase in equity prices by type of asset or liability at:

	December 31, 2019
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in Equity Prices
	(In millions)
Assets
Equity securities		$1,342	$94
FVO Securities		$1,248	40
Embedded derivatives within asset host contracts (2)		$60	—
Total assets			$134
Liabilities (3)
Policyholder account balances		$118,224	$—
Embedded derivatives within liability host contracts (2)		$802	289
Total liabilities			$289
Derivative Instruments
Interest rate swaps	$64,127	$5,465	$—
Interest rate floors	$12,701	$155	—
Interest rate caps	$42,622	$13	—
Interest rate futures	$2,423	$(1)	—
Interest rate options	$27,344	$763	—
Interest rate forwards	$7,493	$(62)	—
Interest rate total return swaps	$1,048	$(44)	—
Synthetic GICs	$30,341	$—	—
Foreign currency swaps	$51,986	$379	—
Foreign currency forwards	$16,902	$(392)	—
Currency futures	$880	$7	—
Currency options	$6,001	$(58)	—
Credit default swaps	$14,464	$173	—
Equity futures	$4,540	$(2)	(381)
Equity index options	$27,105	$17	6
Equity variance swaps	$1,115	$4	3
Equity total return swaps	$761	$(70)	(84)
Total derivative instruments			$(456)
Net Change			$(33)
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

(2)	Embedded derivatives are recognized on the consolidated balance sheet in the same caption as the host contract.

(3)	Excludes $212.1 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances.
Sensitivity to a 10% equity market increase at December 31, 2019 was ($33) million compared to $1 million at December 31, 2018.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of MetLife, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MetLife, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the schedules listed in the Index to Consolidated Financial Statements, Notes and Schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Fair Value of Level 3 Fixed Maturity Securities Determined Using Internal Matrix Pricing or Discounted Cash Flow Techniques — Refer to Notes 1, 8, and 10 to the consolidated financial statements
Critical Audit Matter Description
The Company has investments in certain fixed maturity securities classified as available-for-sale whose fair values are based on unobservable inputs that are supported by little or no market activity. When a price is not available in the active market, from an independent pricing service, or from independent broker quotations, management values the security using internal matrix pricing or discounted cash flow techniques. These investments are categorized as Level 3 and had an estimated fair value of $2.6 billion as of December 31, 2019.
Given management uses considerable judgment when estimating the fair value of Level 3 fixed maturity securities determined using internal matrix pricing or discounted cash flow techniques, performing audit procedures to evaluate the estimate of fair value required a high degree of auditor judgment and an increased extent of effort. This audit effort included the use of professionals with specialized skills and knowledge to assist in performing procedures and evaluating the audit evidence obtained.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the valuation of Level 3 fixed maturity securities determined using internal matrix pricing or discounted cash flow techniques included the following, among others:

•	We tested the effectiveness of controls over the determination of fair value.

•	We tested the accuracy and completeness of relevant security attributes, including credit ratings, maturity dates and coupon rates, used in the determination of Level 3 fair values.

•
With the involvement of our fair value specialists, we developed independent fair value estimates for a sample and compared our estimates to the Company’s estimates and evaluated differences. We developed our estimate by evaluating the observable and unobservable inputs used by management or developing independent inputs.

•
We evaluated management’s ability to accurately estimate fair value by comparing management’s historical estimates to subsequent transactions, taking into account changes in market conditions subsequent to December 31, 2019.

Valuation of Future Policy Benefits for Long-Term Care Insurance - Refer to Notes 1 and 4 to the consolidated financial statements
Critical Audit Matter Description
The Company’s products include long-term care insurance. Liabilities for amounts payable under long-term care insurance are recorded in future policy benefits in the Company’s consolidated balance sheets. Such liabilities are established based on actuarial assumptions at the time policies are issued, which are intended to estimate the experience for the period the policy benefits are payable. Significant adverse changes in experience on such contracts may require the establishment of premium deficiency reserves, which are based on current assumptions. Management’s estimate of future policy benefits for long-term care insurance was $12.5 billion as of December 31, 2019.
Management applies considerable judgment in evaluating actual experience to determine whether a change in assumptions for long-term care insurance is warranted. Principal assumptions used in the valuation of future policy benefits for long-term care insurance include morbidity, policy lapse, investment returns, and mortality.
Given the inherent uncertainty in selecting assumptions, we have determined that management’s evaluation of actual experience when estimating future policy benefits for long-term care insurance policies is a critical audit matter, which required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the judgments made and the reasonableness of the assumptions used in the valuation. The audit effort included the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the assumptions used to determine the estimate of future policy benefits for long-term care insurance, included, among others, the following:

•	We tested the effectiveness of controls over the assumptions, including controls over the underlying data, used in the valuation of future policy benefits.

•	With the involvement of our actuarial specialists, we:

◦
evaluated judgments applied by management in setting principal assumptions, including evaluating management’s controls over and the results of experience studies used as the basis for setting those assumptions.

◦
evaluated management’s estimate of, or developed an independent estimate of future policy benefits, on a sample basis, and evaluated differences. This included confirming that assumptions were applied as intended.

◦	evaluated the results of the Company’s annual premium deficiency tests.
Valuation of Embedded Derivative Liabilities — Refer to Notes 1, 4, 9, and 10 to the consolidated financial statements
Critical Audit Matter Description
The Company’s products include variable annuity contracts with guaranteed minimum benefits that provide the policyholder a minimum return based on their initial deposit adjusted for withdrawals. The guarantees on variable annuity contracts are accounted for as insurance liabilities or as embedded derivatives depending on how and when the benefit is paid. Guarantees accounted for as embedded derivatives are recorded in policyholder account balances on the Company’s consolidated balance sheet. Embedded derivatives are measured at estimated fair value separately from the host variable annuity contract using actuarial and capital market assumptions that are updated annually. Management’s estimate of embedded derivative liabilities was $802 million as of December 31, 2019.
Management applies considerable judgment in selecting assumptions used to estimate embedded derivative liabilities and changes in market conditions or variations in certain assumptions could result in significant fluctuations in the estimate. Principal assumptions include mortality, lapse, withdrawal, utilization, and risk-free rates and implied volatilities. The valuation of embedded derivative liabilities is also based on complex calculations which are data intensive.
Given the inherent uncertainty in selecting assumptions and the complexity of the calculations, we have determined that management’s valuation of embedded derivative liabilities is a critical audit matter which required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the judgments made and the reasonableness of the models and assumptions used in the valuation. The audit effort included the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the valuation of embedded derivative liabilities included, among others, the following:

•	We tested the effectiveness of controls over the assumptions, including controls over the underlying data used in the valuation of embedded derivative liabilities.

•	We tested the effectiveness of controls over the methodologies and models used for determining embedded derivative liabilities.

•	With the involvement of our valuation, modeling and actuarial specialists, we:

◦	evaluated the methods, models, and judgments applied by management in the determination of principal assumptions and the calculation of embedded derivative liabilities.

◦	evaluated the results of underlying experience studies, capital market projections, and judgments applied by management in setting the assumptions.

◦	developed an independent estimate of embedded derivative liabilities, on a sample basis, and evaluated differences.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 20, 2020

We have served as the Company’s auditor since at least 1968; however, an earlier year could not be reliably determined.

MetLife, Inc.
Consolidated Balance Sheets
December 31, 2019 and 2018
(In millions, except share and per share data)

	2019	2018
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $297,655 and $286,816, respectively)	$327,820	$298,265
Equity securities, at estimated fair value	1,342	1,440
Contractholder-directed equity securities and fair value option securities, at estimated fair value (includes $3 and $4, respectively, relating to variable interest entities)	13,102	12,616
Mortgage loans (net of valuation allowances of $353 and $342, respectively; includes $188 and $299, respectively, under the fair value option and $59 and $0, respectively, of mortgage loans held-for-sale)	80,529	75,752
Policy loans	9,680	9,699
Real estate and real estate joint ventures (includes $127 and $0, respectively, under the fair value option)	10,741	9,698
Other limited partnership interests	7,716	6,613
Short-term investments, principally at estimated fair value	3,850	3,937
Other invested assets (includes $2,299 and $2,300, respectively, of leveraged and direct financing leases and $290 and $141, respectively, relating to variable interest entities)	19,015	18,190
Total investments	473,795	436,210
Cash and cash equivalents, principally at estimated fair value (includes $12 and $52, respectively, relating to variable interest entities)	16,598	15,821
Accrued investment income	3,523	3,582
Premiums, reinsurance and other receivables (includes $4 and $3, respectively, relating to variable interest entities)	20,443	19,644
Deferred policy acquisition costs and value of business acquired	17,833	18,895
Goodwill	9,308	9,422
Other assets (includes $2 and $2, respectively, relating to variable interest entities)	10,518	8,408
Separate account assets	188,445	175,556
Total assets	$740,463	$687,538
Liabilities and Equity
Liabilities
Future policy benefits	$194,909	$186,780
Policyholder account balances	192,627	183,693
Other policy-related balances	17,171	16,529
Policyholder dividends payable	681	677
Policyholder dividend obligation	2,020	428
Payables for collateral under securities loaned and other transactions	26,745	24,794
Short-term debt	235	268
Long-term debt (includes $5 and $5, respectively, at estimated fair value, relating to variable interest entities)	13,466	12,829
Collateral financing arrangement	993	1,060
Junior subordinated debt securities	3,150	3,147
Current income tax payable	363	441
Deferred income tax liability	9,097	5,414
Other liabilities (includes $1 and $1, respectively, relating to variable interest entities)	24,179	22,964
Separate account liabilities	188,445	175,556
Total liabilities	674,081	634,580
Contingencies, Commitments and Guarantees (Note 21)
Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $3,405 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,177,680,299 and 1,171,824,242 shares issued, respectively; 915,338,098 and 958,613,542 shares outstanding, respectively	12	12
Additional paid-in capital	32,680	32,474
Retained earnings	33,078	28,926
Treasury stock, at cost; 262,342,201 and 213,210,700 shares, respectively	(12,678)	(10,393)
Accumulated other comprehensive income (loss)	13,052	1,722
Total MetLife, Inc.’s stockholders’ equity	66,144	52,741
Noncontrolling interests	238	217
Total equity	66,382	52,958
Total liabilities and equity	$740,463	$687,538
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2019, 2018 and 2017
(In millions, except per share data)

	2019	2018	2017
Revenues
Premiums	$42,235	$43,840	$38,992
Universal life and investment-type product policy fees	5,603	5,502	5,510
Net investment income	18,868	16,166	17,363
Other revenues	1,842	1,880	1,341
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities available-for-sale	(130)	(40)	(11)
Other-than-temporary impairments on fixed maturity securities available-for-sale transferred to other comprehensive income (loss)	—	—	1
Other net investment gains (losses)	574	(258)	(298)
Total net investment gains (losses)	444	(298)	(308)
Net derivative gains (losses)	628	851	(590)
Total revenues	69,620	67,941	62,308
Expenses
Policyholder benefits and claims	41,461	42,656	38,313
Interest credited to policyholder account balances	6,464	4,013	5,607
Policyholder dividends	1,211	1,251	1,231
Other expenses	13,689	13,714	13,621
Total expenses	62,825	61,634	58,772
Income (loss) from continuing operations before provision for income tax	6,795	6,307	3,536
Provision for income tax expense (benefit)	886	1,179	(1,470)
Income (loss) from continuing operations, net of income tax	5,909	5,128	5,006
Income (loss) from discontinued operations, net of income tax	—	—	(986)
Net income (loss)	5,909	5,128	4,020
Less: Net income (loss) attributable to noncontrolling interests	10	5	10
Net income (loss) attributable to MetLife, Inc.	5,899	5,123	4,010
Less: Preferred stock dividends	178	141	103
Net income (loss) available to MetLife, Inc.’s common shareholders	$5,721	$4,982	$3,907

Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders per common share:
Basic	$6.10	$4.95	$4.57
Diluted	$6.06	$4.91	$4.53
Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$6.10	$4.95	$3.65
Diluted	$6.06	$4.91	$3.62
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2019, 2018 and 2017
(In millions)

	2019	2018	2017
Net income (loss)	$5,909	$5,128	$4,020
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets	14,591	(8,719)	4,623
Unrealized gains (losses) on derivatives	60	674	(1,165)
Foreign currency translation adjustments	(42)	(587)	767
Defined benefit plans adjustment	30	263	144
Other comprehensive income (loss), before income tax	14,639	(8,369)	4,369
Income tax (expense) benefit related to items of other comprehensive income (loss)	(3,324)	1,754	(984)
Other comprehensive income (loss), net of income tax	11,315	(6,615)	3,385
Comprehensive income (loss)	17,224	(1,487)	7,405
Less: Comprehensive income (loss) attributable to noncontrolling interest, net of income tax	16	7	14
Comprehensive income (loss) attributable to MetLife, Inc.	$17,208	$(1,494)	$7,391

See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Equity
For the Years Ended December 31, 2019, 2018 and 2017
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$—	$12	$30,944	$34,683	$(3,474)	$5,366	$67,531	$171	$67,702
Treasury stock acquired in connection with share repurchases					(2,927)		(2,927)		(2,927)
Stock-based compensation			167				167		167
Dividends on preferred stock				(103)			(103)		(103)
Dividends on common stock				(1,717)			(1,717)		(1,717)
Distribution of Brighthouse, net of income tax (Note 3)				(10,346)		(1,320)	(11,666)		(11,666)
Change in equity of noncontrolling interests							—	9	9
Net income (loss)				4,010			4,010	10	4,020
Other comprehensive income (loss), net of income tax						3,381	3,381	4	3,385
Balance at December 31, 2017	—	12	31,111	26,527	(6,401)	7,427	58,676	194	58,870
Cumulative effects of changes in accounting principles, net of income tax				(905)		912	7		7
Balance at January 1, 2018	—	12	31,111	25,622	(6,401)	8,339	58,683	194	58,877
Preferred stock issuance			1,274				1,274		1,274
Treasury stock acquired in connection with share repurchases					(3,992)		(3,992)		(3,992)
Stock-based compensation			89				89		89
Dividends on preferred stock				(141)			(141)		(141)
Dividends on common stock				(1,678)			(1,678)		(1,678)
Change in equity of noncontrolling interests							—	16	16
Net income (loss)				5,123			5,123	5	5,128
Other comprehensive income (loss), net of income tax						(6,617)	(6,617)	2	(6,615)
Balance at December 31, 2018	—	12	32,474	28,926	(10,393)	1,722	52,741	217	52,958
Cumulative effects of changes in accounting principles, net of income tax (Note 1)				74		21	95		95
Balance at January 1, 2019	—	12	32,474	29,000	(10,393)	1,743	52,836	217	53,053
Treasury stock acquired in connection with share repurchases					(2,285)		(2,285)		(2,285)
Stock-based compensation			206				206		206
Dividends on preferred stock				(178)			(178)		(178)
Dividends on common stock				(1,643)			(1,643)		(1,643)
Change in equity of noncontrolling interests							—	5	5
Net income (loss)				5,899			5,899	10	5,909
Other comprehensive income (loss), net of income tax						11,309	11,309	6	11,315
Balance at December 31, 2019	$—	$12	$32,680	$33,078	$(12,678)	$13,052	$66,144	$238	$66,382

See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2019, 2018 and 2017
(In millions)

	2019	2018	2017
Cash flows from operating activities
Net income (loss)	$5,909	$5,128	$4,020
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	630	628	795
Amortization of premiums and accretion of discounts associated with investments, net	(999)	(1,013)	(1,044)
(Gains) losses on investments and from sales of businesses, net	(444)	298	363
(Gains) losses on derivatives, net	(135)	(207)	3,610
(Income) loss from equity method investments, net of dividends or distributions	254	251	194
Interest credited to policyholder account balances	6,464	4,013	6,260
Universal life and investment-type product policy fees	(5,603)	(5,502)	(7,708)
Change in contractholder-directed equity securities and fair value option securities	(139)	2,212	(436)
Change in accrued investment income	8	(121)	(280)
Change in premiums, reinsurance and other receivables	(514)	(1,809)	(991)
Change in deferred policy acquisition costs and value of business acquired, net	(463)	(249)	(693)
Change in income tax	233	940	(2,796)
Change in other assets	426	260	691
Change in insurance-related liabilities and policy-related balances	7,803	7,454	8,511
Change in other liabilities	71	(483)	1,603
Other, net	285	(62)	184
Net cash provided by (used in) operating activities	13,786	11,738	12,283
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	77,820	106,677	95,945
Equity securities	294	342	1,433
Mortgage loans	12,838	9,918	10,353
Real estate and real estate joint ventures	1,123	1,227	972
Other limited partnership interests	625	675	1,082
Purchases and originations of:
Fixed maturity securities available-for-sale	(87,455)	(105,401)	(105,683)
Equity securities	(130)	(235)	(920)
Mortgage loans	(17,657)	(17,059)	(14,374)
Real estate and real estate joint ventures	(1,962)	(1,118)	(1,446)
Other limited partnership interests	(1,674)	(1,406)	(1,486)
Cash received in connection with freestanding derivatives	2,914	3,778	5,315
Cash paid in connection with freestanding derivatives	(3,749)	(4,173)	(8,696)
Cash disposed due to distribution of Brighthouse	—	—	(663)
Purchases of businesses	(32)	—	(211)
Net change in policy loans	5	(37)	(67)
Net change in short-term investments	152	870	2,087
Net change in other invested assets	(567)	340	(171)
Other, net	(131)	(32)	(346)
Net cash provided by (used in) investing activities	$(17,586)	$(5,634)	$(16,876)
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Cash Flows — (continued)
For the Years Ended December 31, 2019, 2018 and 2017
(In millions)

	2019	2018	2017
Cash flows from financing activities
Policyholder account balances:
Deposits	$92,122	$92,327	$88,511
Withdrawals	(85,598)	(88,061)	(82,380)
Payables for collateral under securities loaned and other transactions:
Net change in payables for collateral under securities loaned and other transactions	2,019	(821)	903
Cash received for other transactions with tenors greater than three months	125	200	—
Cash paid for other transactions with tenors greater than three months	(200)	—	—
Long-term debt issued	1,382	24	3,657
Long-term debt repaid	(906)	(1,871)	(1,073)
Collateral financing arrangements repaid	(67)	(61)	(2,951)
Distribution of Brighthouse	—	—	(2,793)
Financing element on certain derivative instruments and other derivative related transactions, net	(126)	144	(151)
Treasury stock acquired in connection with share repurchases	(2,285)	(3,992)	(2,927)
Preferred stock issued, net of issuance costs	—	1,274	—
Dividends on preferred stock	(178)	(141)	(103)
Dividends on common stock	(1,643)	(1,678)	(1,717)
Other, net	(77)	(145)	118
Net cash provided by (used in) financing activities	4,568	(2,801)	(906)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	9	(183)	323
Change in cash and cash equivalents	777	3,120	(5,176)
Cash and cash equivalents, beginning of year	15,821	12,701	17,877
Cash and cash equivalents, end of year	$16,598	$15,821	$12,701
Cash and cash equivalents, of disposed subsidiary, beginning of year	$—	$—	$5,226
Cash and cash equivalents, of disposed subsidiary, end of year	$—	$—	$—
Cash and cash equivalents, from continuing operations, beginning of year	$15,821	$12,701	$12,651
Cash and cash equivalents, from continuing operations, end of year	$16,598	$15,821	$12,701
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$964	$1,130	$1,118
Income tax	$1,099	$1,935	$1,530
Non-cash transactions
Fixed maturity securities available-for-sale received in connection with pension risk transfer transactions	$637	$3,016	$—
Operating lease liability associated with the recognition of right-of-use assets	$341	$—	$—
Brighthouse common stock exchange transaction (Note 3):
Reduction of long-term debt	$—	$944	$—
Reduction of fair value option securities	$—	$1,030	$—
Reclassification of certain equity securities to other invested assets	$—	$792	$—
Disposal of Brighthouse (Note 3):
Assets disposed	$—	$—	$225,502
Liabilities disposed	—	—	(210,999)
Net assets disposed	—	—	14,503
Cash disposed	—	—	(3,456)
Net non-cash disposed	$—	$—	$11,047
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
Separate Accounts
Separate accounts are established in conformity with insurance laws. Generally, the assets of the separate accounts cannot be used to settle the liabilities that arise from any other business of the Company. Separate account assets are subject to general account claims only to the extent the value of such assets exceeds the separate account liabilities. The Company reports separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if:

•	such separate accounts are legally recognized;

•	assets supporting the contract liabilities are legally insulated from the Company’s general account liabilities;

•	investment objectives are directed by the contractholder; and

•	all investment performance, net of contract fees and assessments, is passed through to the contractholder.

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

Accounting Policy	Note
Insurance	4
Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles	5
Reinsurance	6
Investments	8
Derivatives	9
Fair Value	10
Goodwill	12
Employee Benefit Plans	18
Income Tax	19
Litigation Contingencies	21
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
The liability for policy and contract claims generally relates to incurred but not reported (“IBNR”) death, disability, and dental claims. In addition, included in other policy-related balances are claims which have been reported but not yet settled for death, disability and dental. The liability for these claims is based on the Company’s estimated ultimate cost of settling all claims. The Company derives estimates for the development of IBNR claims principally from analyses of historical patterns of claims by business line. The methods used to determine these estimates are continually reviewed. Adjustments resulting from this continuous review process and differences between estimates and payments for claims are recognized in policyholder benefits and claims expense in the period in which the estimates are changed or payments are made.
The Company accounts for the prepayment of premiums on its individual life, group life and health contracts as premiums received in advance and applies the cash received to premiums when due.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

The unearned revenue liability relates to universal life and investment-type products and represents policy charges for services to be provided in future periods. The charges are deferred as unearned revenue and amortized using the product’s estimated gross profits and margins, similar to DAC as discussed further herein. Such amortization is recorded in universal life and investment-type product policy fees.
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
All revenues and expenses are presented net of reinsurance, as applicable.
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
VOBA is an intangible asset resulting from a business combination that represents the excess of book value over the estimated fair value of acquired insurance, annuity, and investment-type contracts in-force at the acquisition date. The estimated fair value of the acquired liabilities is based on projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns, nonperformance risk adjustment and other factors. Actual experience with the purchased business may vary from these projections.

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
For prospective reinsurance of short-duration contracts that meet the criteria for reinsurance accounting, amounts paid (received) are recorded as ceded (assumed) premiums and ceded (assumed) unearned premiums. Unearned premiums are reflected as a component of premiums, reinsurance and other receivables (future policy benefits). Such amounts are amortized through earned premiums over the remaining contract period in proportion to the amount of insurance protection provided. For retroactive reinsurance of short-duration contracts that meet the criteria for reinsurance accounting, amounts paid (received) in excess of the related insurance liabilities ceded (assumed) are recognized immediately as a loss and are reported in the appropriate line item within the statement of operations. Any gain on such retroactive agreement is deferred and is amortized as part of DAC, primarily using the recovery method.
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
Interest income and prepayment fees are recognized when earned. Interest income is recognized using an effective yield method giving effect to amortization of premium and accretion of discount, and is based on the estimated economic life of the securities, which for mortgage-backed and asset-backed securities considers the estimated timing and amount of prepayments of the underlying loans. See Note 8 “— Fixed Maturity Securities AFS — Methodology for Amortization of Premium and Accretion of Discount on Structured Products.” The amortization of premium and accretion of discount also takes into consideration call and maturity dates.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

The Company periodically evaluates these securities for impairment. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in estimated fair value, as well as an analysis of the gross unrealized losses by severity and/or age as described in Note 8 “— Fixed Maturity Securities AFS — Evaluation of Fixed Maturity Securities AFS for OTTI and Evaluating Temporarily Impaired Fixed Maturity Securities AFS.”
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
Also included in mortgage loans held-for-investment are residential mortgage loans for which the FVO was elected, and which are stated at estimated fair value. Changes in estimated fair value are recognized in net investment income.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Mortgage loans held-for-sale that were previously designated as held-for-investment, but now are designated as held-for-sale and mortgage loans originated with the intent to sell for which FVO was not elected, are stated at the lower of amortized cost or estimated fair value.
Policy Loans
Policy loans are stated at unpaid principal balances. Interest income is recorded as earned using the contractual interest rate. Generally, accrued interest is capitalized on the policy’s anniversary date. Valuation allowances are not established for policy loans, as they are fully collateralized by the cash surrender value of the underlying insurance policies. Any unpaid principal and accrued interest are deducted from the cash surrender value or the death benefit prior to settlement of the insurance policy.
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
Real Estate Joint Ventures and Other Limited Partnership Interests
The Company uses the equity method of accounting or the FVO for real estate joint ventures and other limited partnership interests (“investee”) when it has more than a minor ownership interest or more than a minor influence over the investee’s operations. The Company generally recognizes its share of the investee’s earnings in net investment income on a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period.
The Company accounts for its interest in real estate joint ventures and other limited partnership interests in which it has virtually no influence over the investee’s operations at estimated fair value. Changes in estimated fair value of these investments are included in net investment gains (losses). Because of the nature and structure of these investments, they do not meet the characteristics of an equity security in accordance with applicable accounting standards.
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

•
Tax credit and renewable energy partnerships which derive a significant source of investment return in the form of income tax credits or other tax incentives. Where tax credits are guaranteed by a creditworthy third party, the investment is accounted for under the effective yield method. Otherwise, the investment is accounted for under the equity method. See Note 19.

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

•	Investments in operating joint ventures that engage in insurance underwriting activities are accounted for under the equity method.

•	Investments in Federal Home Loan Bank (“FHLB”) common stock are carried at redemption value and are considered restricted investments until redeemed by the respective regional FHLBs.

•
Funds withheld represent a receivable for amounts contractually withheld by ceding companies in accordance with reinsurance agreements. The Company recognizes interest on funds withheld at rates defined by the terms of the agreement which may be contractually specified or directly related to the underlying investments.

Securities Lending, Repurchase Agreements and FHLB of Boston Advance Agreements
The Company accounts for securities lending transactions and repurchase agreements as financing arrangements and the associated liability is recorded at the amount of cash received. Income and expenses associated with securities lending transactions and repurchase agreements are reported as investment income and investment expense, respectively, within net investment income. While the collateral management practices are unique to the FHLB of Boston short-term advance agreements program, these transactions are accounted for, have collateral maintenance requirements and have restrictions on securities pledged similar to securities lending transactions.
Securities Lending
The Company enters into securities lending transactions, whereby blocks of securities are loaned to third parties, primarily brokerage firms and commercial banks. The Company obtains collateral at the inception of the loan, usually cash, in an amount generally equal to 102% of the estimated fair value of the securities loaned, and maintains it at a level greater than or equal to 100% for the duration of the loan. Securities loaned under such transactions may be sold or re-pledged by the transferee. The Company is liable to return to the counterparties the cash collateral received. Security collateral on deposit from counterparties in connection with securities lending transactions may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the Company’s consolidated financial statements. The Company monitors the ratio of the collateral held to the estimated fair value of the securities loaned on a daily basis and additional collateral is obtained as necessary throughout the duration of the loan.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Repurchase Agreements
The Company participates in short-term repurchase agreements with unaffiliated financial institutions. Under these agreements, the Company lends fixed maturity securities and receives cash as collateral in an amount generally equal to 85% to 100% of the estimated fair value of the securities loaned at the inception of the transaction. The Company monitors the ratio of the collateral held to the estimated fair value of the securities loaned throughout the duration of the transaction and additional collateral is obtained as necessary. Securities loaned under such transactions may be sold or re-pledged by the transferee.
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
Embedded Derivatives
The Company issues certain insurance products, which include variable annuities, and investment contracts and is a party to certain reinsurance agreements that have embedded derivatives. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated. The embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative if:

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
Employee Benefit Plans
Certain subsidiaries of MetLife, Inc. sponsor defined benefit pension plans and other postretirement benefit plans covering eligible employees. Measurement dates used for all of the subsidiaries’ defined benefit pension and other postretirement benefit plans correspond with the fiscal year ends of sponsoring subsidiaries, which is December 31 for U.S. and non-U.S. subsidiaries.
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
On December 22, 2017, President Trump signed into law H.R.1, commonly referred to as the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”). See Note 19 for additional information on U.S. Tax Reform and related Staff Accounting Bulletin 118 (“SAB 118”) provisional amounts.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Litigation Contingencies
The Company is a defendant in a large number of litigation matters and is involved in a number of regulatory investigations. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Except as otherwise disclosed in Note 21, legal costs are recognized as incurred. On a quarterly and annual basis, the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected on the Company’s consolidated financial statements.
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
Property, Equipment, Leasehold Improvements and Computer Software
Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, as appropriate. The estimated life is generally 40 years for company occupied real estate property, from one to 25 years for leasehold improvements, and from three to seven years for all other property and equipment. The cost basis of the property, equipment and leasehold improvements was $2.7 billion and $2.6 billion at December 31, 2019 and 2018, respectively. Accumulated depreciation and amortization of property, equipment and leasehold improvements was $1.4 billion and $1.2 billion at December 31, 2019 and 2018, respectively. Related depreciation and amortization expense was $207 million, $191 million and $207 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as certain internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Such costs are amortized generally over a four-year period using the straight-line method. The cost basis of computer software was $3.4 billion and $3.1 billion at December 31, 2019 and 2018, respectively. Accumulated amortization of capitalized software was $2.5 billion and $2.2 billion at December 31, 2019 and 2018, respectively. Related amortization expense was $262 million, $276 million and $250 million for the years ended December 31, 2019, 2018 and 2017, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Leases
The Company, as lessee, has entered into various lease and sublease agreements for office space and equipment. At contract inception, the Company determines that an arrangement contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. For contracts that contain a lease, the Company recognizes the right-of-use (“ROU”) asset in Other assets and the lease liability in Other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are determined using the Company’s incremental borrowing rate based upon information available at commencement date to recognize the present value of lease payments over the lease term. ROU assets also include lease payments and excludes lease incentives. Lease terms may include options to extend or terminate the lease and are included in the lease measurement when it is reasonably certain that the Company will exercise that option.
The Company has lease agreements with lease and non-lease components. The Company does not separate lease and non-lease components and accounts for these items as a single lease component for all asset classes.
The majority of the Company’s leases and subleases are operating leases related to office space. The Company recognizes lease expense for operating leases on a straight-line basis over the lease term.
Other Revenues
Other revenues primarily include fees related to service contracts from customers for prepaid legal plans, administrative services-only (“ASO”) contracts, and investment management services. Substantially all of the revenue from the services is recognized over time as the applicable services are provided or are made available to the customers. The revenue recognized includes variable consideration to the extent it is probable that a significant reversal will not occur. In addition to the service fees, other revenues also include certain stable value fees and other miscellaneous revenues. These fees and miscellaneous revenues are recognized as earned.
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
Adoption of New Accounting Pronouncements
Except as noted below, the ASUs adopted by the Company effective January 1, 2019 did not have a material impact on its consolidated financial statements or disclosures.

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans
The new guidance removes certain disclosures that no longer are considered cost beneficial, clarifies the specific requirements of certain disclosures, and adds disclosure requirements identified as relevant for employers that sponsor defined benefit pension or other postretirement plans.

		December 31, 2020. The Company early adopted using a retrospective approach to all periods presented.	The adoption of the new guidance did not have an impact on the Company’s consolidated financial statements. The Company has included updated disclosures within Note 18.
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
The adoption of the guidance resulted in an $18 million, net of income tax, increase to AOCI with a corresponding decrease to retained earnings due to the reclassification of hedge ineffectiveness for cash flow hedging relationships existing as of January 1, 2019. The Company has included expanded disclosures within Note 9.

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

The adoption of this guidance resulted in the recording of additional net ROU assets and lease liabilities of approximately $1.5 billion and $1.7 billion, respectively, as of January 1, 2019. The reduction of ROU assets was a result of adjustments for prepaid/deferred rent, unamortized initial direct costs and impairment of certain ROU assets based on the net present value of the remaining minimum lease payments and sublease revenues. In addition, retained earnings increased by $95 million, net of income tax, as a result of the recognition of deferred gains on previous sale leaseback transactions. The guidance did not have a material impact on the Company’s consolidated net income and cash flows. The Company has included expanded disclosures on the consolidated balance sheets and in Notes 8 and 11.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Future Adoption of New Accounting Pronouncements
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures. ASUs issued but not yet adopted as of December 31, 2019 that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements or disclosures are summarized in the table below.

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
The new guidance simplifies the accounting for income taxes by removing certain exceptions to the tax accounting guidance and providing clarification to other specific tax accounting guidance to eliminate variations in practice. Specifically, it removes the exceptions related to the a) incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, b) recognition of a deferred tax liability when foreign investment ownership changes from equity method investment to consolidated subsidiary and vice versa and c) use of interim period tax accounting for year-to-date losses that exceed anticipated losses. The guidance also simplifies the application of the income tax guidance for franchise taxes that are partially based on income and the accounting for tax law changes during interim periods, clarifies the accounting for transactions that result in a step-up in tax basis of goodwill, provides for the option to elect allocation of consolidated income taxes to entities disregarded by taxing authorities for their stand-alone reporting, and requires that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date.

		January 1, 2021. The new guidance should be applied either on a retrospective, modified retrospective or prospective basis based on what items the amendments relates to. Early adoption is permitted.	The Company has started its implementation efforts and is currently evaluating the impact of the new guidance on its consolidated financial statements.
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
ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, as amended by ASU 2019-09, Financial Services—Insurance (Topic 944): Effective Date

The new guidance (i) prescribes the discount rate to be used in measuring the liability for future policy benefits for traditional and limited payment long-duration contracts, and requires assumptions for those liability valuations to be updated after contract inception, (ii) requires more market-based product guarantees on certain separate account and other account balance long-duration contracts to be accounted for at fair value, (iii) simplifies the amortization of DAC for virtually all long-duration contracts, and (iv) introduces certain financial statement presentation requirements, as well as significant additional quantitative and qualitative disclosures. The amendments in ASU 2019-09 defer the effective date of the amendments in update 2018-12 for all entities.
January 1, 2022, to be applied retrospectively to January 1, 2020 (with early adoption permitted).
The Company has started its implementation efforts and is currently evaluating the impact of the new guidance. Given the nature and extent of the required changes to a significant portion of the Company’s operations, the adoption of this guidance is expected to have a material impact on the Company’s consolidated financial statements.

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
ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as clarified and amended by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief, and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses

This new guidance requires an allowance for credit losses based on the expectation of lifetime credit losses on financing receivables carried at amortized cost, including, but not limited to, mortgage loans, premium receivables, reinsurance receivables and leases other than operating leases.

The current model for OTTI on AFS debt securities has been modified and requires the recording of an allowance for credit losses instead of a reduction of the carrying value. Any improvements in expected future cash flows will no longer be reflected as a prospective yield adjustment, but instead will be reflected as a reduction in the allowance. The new guidance also replaces the model for purchased credit impaired debt securities and financing receivables and requires the establishment of an allowance for credit losses at acquisition, which is added to the purchase price to establish the initial amortized cost of the instrument.

The new guidance also requires enhanced disclosures.
January 1, 2020, to be applied on a modified retrospective basis, which requires transition adjustments to be recorded as a cumulative effect adjustment to retained earnings.
The Company has finalized the development of the credit loss models for its financing receivables carried at amortized cost. The development of these credit loss models included data input validations, updates to information systems and enhanced policies and controls. At December 31, 2019, the allowance for credit losses was approximately 0.50% of the amortized cost of financing receivables in scope. The Company estimates that upon adoption, the allowance for credit losses will be less than 1.00% of the amortized cost of financing receivables in scope. The increase in the allowance for credit losses primarily relates to the Company’s residential mortgage loan portfolio.

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

•	The Property & Casualty business offers personal lines of property and casualty insurance, including private passenger automobile, homeowners’ and personal excess liability insurance.
Asia
The Asia segment offers a broad range of products to both individuals and corporations, as well as to other institutions, and their respective employees, which include whole and term life, group life, endowments, universal and variable life, accident & health insurance and fixed and variable annuities.
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
Corporate & Other
Corporate & Other contains various start-up, developing and run-off businesses. Also included in Corporate & Other are: the excess capital, as well as certain charges and activities, not allocated to the segments (including external integration and disposition costs, internal resource costs for associates committed to acquisitions and dispositions and enterprise-wide strategic initiative restructuring charges), interest expense related to the majority of the Company’s outstanding debt, expenses associated with certain legal proceedings and income tax audit issues, the elimination of intersegment amounts (which generally relate to affiliated reinsurance, investment expenses and intersegment loans, bearing interest rates commensurate with related borrowings), and the Company’s investment management business (through which the Company provides public fixed income, private capital and real estate investment solutions to institutional investors worldwide).

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

The following additional adjustments are made to expenses, in the line items indicated, in calculating adjusted expenses:

•
Policyholder benefits and claims and policyholder dividends excludes: (i) amortization of basis adjustments associated with de-designated fair value hedges of future policy benefits, (ii) changes in the policyholder dividend obligation related to net investment gains (losses) and net derivative gains (losses), (iii) inflation-indexed benefit adjustments associated with contracts backed by inflation-indexed investments and amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and other pass through adjustments, (iv) benefits and hedging costs related to GMIBs (“GMIB costs”) and (v) market value adjustments associated with surrenders or terminations of contracts (“Market value adjustments”);

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

•
Other expenses excludes: (i) noncontrolling interests, (ii) implementation of new insurance regulatory requirements costs, and (iii) acquisition, integration and other costs. Other expenses includes TSA fees.

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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the years ended December 31, 2019, 2018 and 2017 and at December 31, 2019 and 2018. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

Year Ended December 31, 2019	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$26,801	$6,632	$2,723	$2,177	$3,748	$83	$42,164	$71	$42,235
Universal life and investment-type product policy fees	1,078	1,674	1,094	423	1,124	2	5,395	208	5,603
Net investment income	7,021	3,691	1,271	291	5,281	275	17,830	1,038	18,868
Other revenues	887	56	44	54	253	291	1,585	257	1,842
Net investment gains (losses)	—	—	—	—	—	—	—	444	444
Net derivative gains (losses)	—	—	—	—	—	—	—	628	628
Total revenues	35,787	12,053	5,132	2,945	10,406	651	66,974	2,646	69,620
Expenses
Policyholder benefits and claims and policyholder dividends	26,165	5,185	2,623	1,176	6,970	73	42,192	480	42,672
Interest credited to policyholder account balances	1,984	1,710	332	98	905	—	5,029	1,435	6,464
Capitalization of DAC	(484)	(1,913)	(396)	(505)	(28)	(12)	(3,338)	(20)	(3,358)
Amortization of DAC and VOBA	475	1,288	291	428	299	6	2,787	109	2,896
Amortization of negative VOBA	—	(25)	—	(8)	—	—	(33)	—	(33)
Interest expense on debt	10	—	3	—	8	934	955	—	955
Other expenses	4,075	3,818	1,443	1,399	969	1,074	12,778	451	13,229
Total expenses	32,225	10,063	4,296	2,588	9,123	2,075	60,370	2,455	62,825
Provision for income tax expense (benefit)	724	585	227	75	249	(1,201)	659	227	886
Adjusted earnings	$2,838	$1,405	$609	$282	$1,034	$(223)	5,945
Adjustments to:
Total revenues							2,646
Total expenses							(2,455)
Provision for income tax (expense) benefit							(227)
Income (loss) from continuing operations, net of income tax							$5,909		$5,909

At December 31, 2019	U.S.	Asia (1)	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Total assets	$266,174	$161,018	$75,069	$27,281	$175,199	$35,722	$740,463
Separate account assets	$75,929	$9,250	$52,018	$5,639	$45,609	$—	$188,445
Separate account liabilities	$75,929	$9,250	$52,018	$5,639	$45,609	$—	$188,445
__________________

(1)	Total assets includes $134.0 billion of assets from the Japan operations which represents 18% of total consolidated assets.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

Year Ended December 31, 2018	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$28,186	$6,766	$2,760	$2,131	$3,879	$118	$43,840	$—	$43,840
Universal life and investment-type product policy fees	1,053	1,630	1,050	431	1,218	—	5,382	120	5,502
Net investment income	6,977	3,317	1,239	293	5,379	178	17,383	(1,217)	16,166
Other revenues	821	51	35	66	250	333	1,556	324	1,880
Net investment gains (losses)	—	—	—	—	—	—	—	(298)	(298)
Net derivative gains (losses)	—	—	—	—	—	—	—	851	851
Total revenues	37,037	11,764	5,084	2,921	10,726	629	68,161	(220)	67,941
Expenses
Policyholder benefits and claims and policyholder dividends	27,765	5,326	2,602	1,127	6,833	80	43,733	174	43,907
Interest credited to policyholder account balances	1,790	1,465	394	100	944	—	4,693	(680)	4,013
Capitalization of DAC	(449)	(1,915)	(377)	(468)	(36)	(8)	(3,253)	(1)	(3,254)
Amortization of DAC and VOBA	477	1,302	209	434	332	6	2,760	215	2,975
Amortization of negative VOBA	—	(39)	(1)	(15)	—	—	(55)	(1)	(56)
Interest expense on debt	12	—	6	—	9	1,032	1,059	63	1,122
Other expenses	3,902	3,840	1,421	1,378	1,081	907	12,529	398	12,927
Total expenses	33,497	9,979	4,254	2,556	9,163	2,017	61,466	168	61,634
Provision for income tax expense (benefit)	736	548	238	88	308	(825)	1,093	86	1,179
Adjusted earnings	$2,804	$1,237	$592	$277	$1,255	$(563)	5,602
Adjustments to:
Total revenues							(220)
Total expenses							(168)
Provision for income tax (expense) benefit							(86)
Income (loss) from continuing operations, net of income tax							$5,128		$5,128

At December 31, 2018	U.S.	Asia (1)	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Total assets	$248,174	$146,278	$70,417	$27,829	$166,872	$27,968	$687,538
Separate account assets	$71,436	$8,849	$47,757	$5,306	$42,208	$—	$175,556
Separate account liabilities	$71,436	$8,849	$47,757	$5,306	$42,208	$—	$175,556
__________________

(1)	Total assets includes $120.0 billion of assets from the Japan operations which represents 17% of total consolidated assets.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

Year Ended December 31, 2017	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$23,632	$6,755	$2,693	$2,061	$4,144	$54	$39,339	$(347)	$38,992
Universal life and investment-type product policy fees	1,012	1,584	1,044	405	1,361	1	5,407	103	5,510
Net investment income	6,396	2,985	1,219	309	5,607	28	16,544	819	17,363
Other revenues	806	43	32	58	244	271	1,454	(113)	1,341
Net investment gains (losses)	—	—	—	—	—	—	—	(308)	(308)
Net derivative gains (losses)	—	—	—	—	—	—	—	(590)	(590)
Total revenues	31,846	11,367	4,988	2,833	11,356	354	62,744	(436)	62,308
Expenses
Policyholder benefits and claims and policyholder dividends	23,627	5,075	2,535	1,077	7,000	26	39,340	204	39,544
Interest credited to policyholder account balances	1,474	1,351	369	100	1,018	1	4,313	1,294	5,607
Capitalization of DAC	(458)	(1,710)	(364)	(414)	(82)	(8)	(3,036)	34	(3,002)
Amortization of DAC and VOBA	459	1,300	224	357	302	6	2,648	33	2,681
Amortization of negative VOBA	—	(111)	(1)	(19)	—	—	(131)	(9)	(140)
Interest expense on debt	11	—	5	—	24	1,105	1,145	(16)	1,129
Other expenses	3,682	3,613	1,479	1,376	1,365	894	12,409	544	12,953
Total expenses	28,795	9,518	4,247	2,477	9,627	2,024	56,688	2,084	58,772
Provision for income tax expense (benefit)	1,024	620	156	59	547	(688)	1,718	(3,188)	(1,470)
Adjusted earnings	$2,027	$1,229	$585	$297	$1,182	$(982)	4,338
Adjustments to:
Total revenues							(436)
Total expenses							(2,084)
Provision for income tax (expense) benefit							3,188
Income (loss) from continuing operations, net of income tax							$5,006		$5,006

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

The following table presents total premiums, universal life and investment-type product policy fees and other revenues by major product groups of the Company’s segments, as well as Corporate & Other:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Life insurance	$20,759	$20,550	$20,330
Accident & health insurance	15,159	14,489	14,002
Annuities	8,590	10,990	6,999
Property and casualty insurance	3,716	3,651	3,613
Other	1,456	1,542	899
Total	$49,680	$51,222	$45,843

The following table presents total premiums, universal life and investment-type product policy fees and other revenues associated with the Company’s U.S. and foreign operations:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
U.S.	$34,433	$36,078	$30,971
Foreign:
Japan	6,608	6,435	6,444
Other	8,639	8,709	8,428
Total	$49,680	$51,222	$45,843

Revenues derived from any customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2019 and 2017. Revenues derived from one U.S. segment customer were $6.0 billion for the year ended December 31, 2018, which represented 12% of consolidated premiums, universal life and investment-type product policy fees and other revenues. The revenue was from a single premium received for a pension risk transfer. Revenues derived from any other customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the year ended December 31, 2018.
3. Dispositions
Pending Disposition of MetLife Limited and Metropolitan Life Insurance Company of Hong Kong Limited
In June 2019, the Company entered into a definitive agreement to sell its two wholly-owned subsidiaries, MetLife Limited and Metropolitan Life Insurance Company of Hong Kong Limited (collectively, “MetLife Hong Kong”). As a result of the agreement, a loss of $140 million, net of income tax, was recorded for the year ended December 31, 2019. This loss is comprised of an expected $100 million pre-tax loss, which is reflected in net investment gains (losses) and includes allocated goodwill of $71 million. Additionally, the $140 million loss includes a $40 million net tax charge, which was recorded in the provision for income tax expense (benefit) and includes previously deferred tax items and losses which are not recognized for tax purposes. At December 31, 2019, MetLife Hong Kong reported $2.9 billion of total assets in the Asia segment. MetLife Hong Kong’s results of operations are included in continuing operations. MetLife Hong Kong’s results of operations were reported in the Asia segment adjusted earnings through June 30, 2019. See Note 2 for information on divested businesses. The transaction is expected to close in 2020 and is subject to regulatory approvals and satisfaction of other closing conditions.
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
Notes to the Consolidated Financial Statements — (continued)
3. Dispositions (continued)

Separation of Brighthouse
2018 Sale of FVO Brighthouse Common Stock
In June 2018, the Company sold Brighthouse Financial, Inc. common stock (“FVO Brighthouse Common Stock”) in exchange for $944 million aggregate principal amount of MetLife, Inc. senior notes, which MetLife, Inc. canceled. The Company recorded $327 million of mark-to-market and disposition losses on the FVO Brighthouse Common Stock to net investment gains (losses) for the year ended December 31, 2018. At December 31, 2018, the Company no longer held any shares of Brighthouse Financial, Inc. for its own account; however, certain insurance company separate accounts managed by the Company held shares of Brighthouse Financial, Inc. See Note 13 for further information on this transaction.
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
On August 4, 2017, MetLife, Inc. completed the Separation. MetLife, Inc. common shareholders received a distribution of one share of Brighthouse Financial, Inc. common stock for every 11 shares of MetLife, Inc. common stock they owned. MetLife, Inc. distributed 96,776,670 of the 119,773,106 shares of Brighthouse Financial, Inc. common stock outstanding, representing approximately 80.8% of those shares. MetLife, Inc. retained the remaining outstanding shares of Brighthouse Financial, Inc. common stock and recognized its investment in Brighthouse Financial, Inc. common stock based on the NASDAQ reported market price. The Company elected to record the investment under the FVO as an observable measure of estimated fair value and subsequent changes in estimated fair value of the investment were recorded to net investment gains (losses). The Company recorded a $1,016 million mark-to-market loss on its retained investment in Brighthouse Financial, Inc. to net investment gains (losses) at the Separation date and an additional $95 million loss to net investment gains (losses) for the change in Brighthouse Financial, Inc.’s common stock share price from the Separation date to December 31, 2017.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
3. Dispositions (continued)

Tax Agreements
Immediately prior to the Separation, MetLife entered into a tax separation agreement with Brighthouse. Among other things, the tax separation agreement governs the allocation between MetLife and Brighthouse of the responsibility for the taxes of the MetLife group. The tax separation agreement also allocates rights, obligations and responsibilities in connection with certain administrative matters relating to the preparation of tax returns and control of tax audits and other proceedings relating to taxes. For the taxable periods prior to Separation, MetLife and Brighthouse have joint and several liability for the MetLife consolidated U.S. federal income tax returns’ current taxes (and the benefits of tax attributes such as losses) allocated to Brighthouse. The tax separation agreement provides that the Brighthouse allocation of taxes could vary depending upon the outcome of Internal Revenue Service (“IRS”) examinations. At December 31, 2019, the Company reported a receivable from Brighthouse of $115 million in other assets, offset by a tax payable of $115 million, of which $70 million was reported in current income tax payable and $45 million was reported in other liabilities. At December 31, 2018, the Company reported a receivable from Brighthouse of $111 million in other assets, offset by a tax payable of $111 million, of which $68 million was reported in current income tax payable and $43 million was reported in other liabilities. These amounts represent Brighthouse uncertain tax items and audit adjustments while it was a member of the Company’s U.S. consolidated tax return.
As part of the tax separation agreement, MetLife, Inc. is liable for the U.S. federal income tax cost of a discrete Separation‑related tax charge incurred by Brighthouse. The income tax charge arises from the recapture of certain tax benefits incurred prior to Separation, and is caused by the deconsolidation of Brighthouse from the MetLife tax group at Separation. As a result, MetLife, Inc. recorded a decrease to current income tax recoverable and a charge to provision for income tax expense (benefit) of $1,093 million for the year ended December 31, 2017, which was reported in discontinued operations for the Company.
Additionally, MetLife, Inc. has the right to receive future payments from Brighthouse for a tax asset that Brighthouse received as a result of restructuring prior to the Separation. Included in other assets is a receivable from Brighthouse of $330 million at both December 31, 2019 and 2018, related to these future payments.
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
In June 2018, the Company sold FVO Brighthouse Common Stock and as a result the Company no longer considers Brighthouse to be a related party. The Company considers the reinsurance transactions and the transition service agreement discussed below to have a significant continuing impact on its consolidated statements of operations and has updated these disclosures through December 31, 2019.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
3. Dispositions (continued)

Reinsurance
The Company entered into reinsurance transactions with Brighthouse in the normal course of business and such transactions will continue based upon business needs. Information regarding the significant effects of reinsurance transactions with Brighthouse was as follows:

	Included on Consolidated Statements of Operations			Excluded from Consolidated Statements of Operations
	Years Ended December 31,			Years Ended December 31,
	2019	2018	2017 (1)	2017 (2)
	(In millions)
Premiums
Reinsurance assumed	$387	$401	$183	$248
Reinsurance ceded	(8)	(13)	(4)	(7)
Net premiums	$379	$388	$179	$241
Universal life and investment-type product policy fees
Reinsurance assumed	$(16)	$7	$(4)	$(6)
Reinsurance ceded	(52)	(96)	(44)	(55)
Net universal life and investment-type product policy fees	$(68)	$(89)	$(48)	$(61)
Policyholder benefits and claims
Reinsurance assumed	$323	$328	$150	$196
Reinsurance ceded	(46)	(36)	(22)	(16)
Net policyholder benefits and claims	$277	$292	$128	$180
Interest credited to policyholder account balances
Reinsurance assumed	$13	$14	$6	$10
Reinsurance ceded	(75)	(71)	(30)	(42)
Net interest credited to policyholder account balances	$(62)	$(57)	$(24)	$(32)
Other expenses
Reinsurance assumed	$96	$105	$39	$10
Reinsurance ceded	(17)	(29)	7	(28)
Net other expenses	$79	$76	$46	$(18)
__________________

(1)	Includes transactions after the Separation.

(2)	Includes transactions prior to the Separation.
Transition Services
In connection with the Separation, the Company entered into a transition services agreement with Brighthouse for services necessary for Brighthouse to conduct its activities. The services are expected to continue up to 36 months after the date of Separation, with certain services potentially to be made available for several years thereafter. For the years ended December 31, 2019 and 2018, the Company recognized $246 million and $305 million in other revenues for services provided under such transition services agreement. After the Separation, for the year ended December 31, 2017, the Company recognized $140 million as a reduction to other expenses for transitional services provided under the agreement. Prior to the Separation, for the year ended December 31, 2017, the Company charged Brighthouse $191 million for services provided under the agreement, which were intercompany transactions and eliminated and excluded from the consolidated statements of operations.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
3. Dispositions (continued)

Discontinued Operations
The following table presents the amounts related to the operations and loss on disposal of Brighthouse that have been reflected in discontinued operations:

For the Year Ended December 31,
2017
(In millions)
Revenues
Premiums	$820
Universal life and investment-type product policy fees	2,201
Net investment income	1,783
Other revenues	150
Total net investment gains (losses)	(48)
Net derivative gains (losses)	(1,061)
Total revenues	3,845
Expenses
Policyholder benefits and claims	2,217
Interest credited to policyholder account balances	620
Policyholder dividends	16
Other expenses	853
Total expenses	3,706
Income (loss) from discontinued operations before provision for income tax and loss on disposal of discontinued operations	139
Provision for income tax expense (benefit)	(46)
Income (loss) from discontinued operations before loss on disposal of discontinued operations, net of income tax	185
Transaction costs associated with the Separation, net of income tax	(216)
Tax charges associated with the Separation	(955)
Income (loss) on disposal of discontinued operations, net of income tax	(1,171)
Income (loss) from discontinued operations, net of income tax	$(986)

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
3. Dispositions (continued)

In the consolidated statements of cash flows, the cash flows from discontinued operations are not separately classified. The following table presents selected financial information regarding cash flows of the discontinued operations.

For the Year Ended December 31,
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

4. Insurance
Insurance Liabilities
Insurance liabilities are comprised of future policy benefits, policyholder account balances and other policy-related balances. Information regarding insurance liabilities by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2019	2018
	(In millions)
U.S.	$150,327	$141,641
Asia	118,027	108,456
Latin America	15,911	16,131
EMEA	16,951	17,069
MetLife Holdings	101,945	102,371
Corporate & Other	1,546	1,334
Total	$404,707	$387,002

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

Future policy benefits are measured as follows:

Product Type:	Measurement Assumptions:
Participating life
Aggregate of (i) net level premium reserves for death and endowment policy benefits (calculated based upon the non-forfeiture interest rate, ranging from 3% to 7% for U.S. businesses and less than 1% to 13% for non-U.S. businesses and mortality rates guaranteed in calculating the cash surrender values described in such contracts); and (ii) the liability for terminal dividends for U.S. businesses.

Nonparticipating life
Aggregate of the present value of future expected benefit payments and related expenses less the present value of future expected net premiums. Assumptions as to mortality and persistency are based upon the Company’s experience when the basis of the liability is established. Interest rate assumptions for the aggregate future policy benefit liabilities range from 2% to 11% for U.S. businesses and less than 1% to 13% for non-U.S. businesses.

Individual and group traditional fixed annuities after annuitization
Present value of future expected payments. Interest rate assumptions used in establishing such liabilities range from less than 1% to 11% for U.S. businesses and less than 1% to 11% for non-U.S. businesses.

Non-medical health insurance
The net level premium method and assumptions as to future morbidity, withdrawals and interest, which provide a margin for adverse deviation. Interest rate assumptions used in establishing such liabilities range from 1% to 7% (primarily related to U.S. businesses).

Disabled lives
Present value of benefits method and experience assumptions as to claim terminations, expenses and interest. Interest rate assumptions used in establishing such liabilities range from 2% to 8% for U.S. businesses and less than 1% to 9% for non-U.S. businesses.

Property and casualty insurance
The amount estimated for claims that have been reported but not settled and claims IBNR are based upon the Company’s historical experience and other actuarial assumptions that consider the effects of current developments, anticipated trends and risk management programs, reduced for anticipated salvage and subrogation.

Participating business represented 3% of the Company’s life insurance in-force at both December 31, 2019 and 2018. Participating policies represented 15%, 14% and 15% of gross traditional life insurance premiums for the years ended December 31, 2019, 2018 and 2017, respectively.
Policyholder account balances are equal to: (i) policy account values, which consist of an accumulation of gross premium payments and investment performance; (ii) credited interest, ranging from less than 1% to 8% for U.S. businesses and less than 1% to 17% for non-U.S. businesses, less expenses, mortality charges and withdrawals; and (iii) fair value adjustments relating to business combinations.

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

Information regarding the liabilities for guarantees (excluding base policy liabilities and embedded derivatives) relating to annuity and universal and variable life contracts was as follows:

	Annuity Contracts		Universal and Variable Life Contracts
	GMDBs and GMWBs	GMIBs	Secondary Guarantees	Paid-Up Guarantees	Total
	(In millions)
Direct and Assumed:
Balance at January 1, 2017	$451	$601	$2,989	$331	$4,372
Incurred guaranteed benefits (1)	91	121	233	16	461
Paid guaranteed benefits	(14)	(2)	(34)	—	(50)
Balance at December 31, 2017	528	720	3,188	347	4,783
Incurred guaranteed benefits (1)	(78)	178	291	12	403
Paid guaranteed benefits	(22)	—	(37)	—	(59)
Balance at December 31, 2018	428	898	3,442	359	5,127
Incurred guaranteed benefits (1)	62	(3)	358	68	485
Paid guaranteed benefits	(25)	(1)	(38)	—	(64)
Balance at December 31, 2019	$465	$894	$3,762	$427	$5,548
Ceded:
Balance at January 1, 2017	$24	$5	$191	$231	$451
Incurred guaranteed benefits	4	1	50	11	66
Paid guaranteed benefits	6	—	—	—	6
Balance at December 31, 2017	34	6	241	242	523
Incurred guaranteed benefits	(38)	4	28	9	3
Paid guaranteed benefits	4	—	—	—	4
Balance at December 31, 2018	—	10	269	251	530
Incurred guaranteed benefits	(4)	—	80	30	106
Paid guaranteed benefits	4	—	—	—	4
Balance at December 31, 2019	$—	$10	$349	$281	$640
Net:
Balance at January 1, 2017	$427	$596	$2,798	$100	$3,921
Incurred guaranteed benefits	87	120	183	5	395
Paid guaranteed benefits	(20)	(2)	(34)	—	(56)
Balance at December 31, 2017	494	714	2,947	105	4,260
Incurred guaranteed benefits	(40)	174	263	3	400
Paid guaranteed benefits	(26)	—	(37)	—	(63)
Balance at December 31, 2018	428	888	3,173	108	4,597
Incurred guaranteed benefits	66	(3)	278	38	379
Paid guaranteed benefits	(29)	(1)	(38)	—	(68)
Balance at December 31, 2019	$465	$884	$3,413	$146	$4,908

__________________

(1)	Secondary guarantees include the effects of foreign currency translation of $23 million, $62 million and $78 million at December 31, 2019, 2018 and 2017, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

Information regarding the Company’s guarantee exposure, which includes direct and assumed business, but excludes offsets from hedging or ceded reinsurance, if any, was as follows at:

	December 31,
	2019				2018
	In the Event of Death		At Annuitization		In the Event of Death (8)		At Annuitization (8)
	(Dollars in millions)
Annuity Contracts:
Variable Annuity Guarantees:
Total account value (1), (2), (3)	$64,506		$24,036		$63,381		$23,174
Separate account value (1)	$41,305		$22,291		$38,888		$21,385
Net amount at risk (2)	$1,572	(4)	$584	(5)	$3,197	(4)	$511	(5)
Average attained age of contractholders	67 years		65 years		66 years		64 years
Other Annuity Guarantees:
Total account value (1), (3)	N/A		$5,671		N/A		$5,787
Net amount at risk	N/A		$408	(6)	N/A		$549	(6)
Average attained age of contractholders	N/A		51 years		N/A		50 years

	December 31,
	2019		2018
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees (8)	Paid-Up Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts:
Total account value (1), (3)	$11,937	$2,940	$11,205	$3,070
Net amount at risk (7)	$86,221	$14,500	$93,028	$15,539
Average attained age of policyholders	53 years	65 years	52 years	64 years
__________________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	Includes amounts, which are not reported on the consolidated balance sheets, from assumed variable annuity guarantees from the Company’s former operating joint venture in Japan.

(3)	Includes the contractholder’s investments in the general account and separate account, if applicable.

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

(8)
Certain of the Company’s guarantee exposure amounts at December 31, 2018 have been revised to conform to the 2019 presentation, which includes certain contracts with guarantees that were previously excluded. They include the following increases from the amounts previously reported: (i) variable annuity guarantees in the event of death: $7.1 billion from $56.2 billion for total account value, $1.5 billion from $37.3 billion for separate account value and $429 million from $2.8 billion for net amount at risk; (ii) variable annuity guarantees at annuitization: $1.5 billion from $21.6 billion for total account value, $1.5 billion from $19.8 billion for separate account value and $28 million from $483 million for net amount at risk; (iii) other annuity guarantees: $4.5 billion from $1.3 billion for total account value and $60 million from $489 million for net amount at risk; and (iv) universal and variable life contract secondary guarantees: $2.3 billion from $8.9 billion for total account value and $28.9 billion from $64.2 billion for net amount at risk.

Additionally, the average attained age of contractholders at annuitization for variable annuity guarantees decreased by one year from 65 years and the average attained age of policyholders with universal and variable life contract secondary guarantees decreased by five years from 57 years.
Guarantees — Separate Accounts
Account balances of contracts with guarantees were invested in separate account asset classes as follows at:

	December 31,
	2019	2018 (1)
	(In millions)
Fund Groupings:
Equity	$25,097	$22,450
Balanced	19,014	18,332
Bond	5,565	5,537
Money Market	117	134
Total	$49,793	$46,453

__________________

(1)
In connection with the Company’s guarantee exposure amount revisions discussed above, the account balances of contracts with guarantees invested in separate account asset classes at December 31, 2018 have been revised to conform to the 2019 presentation. The total increase to the fund grouping amounts previously reported is $4.2 billion, which primarily includes asset class changes of $2.9 billion for Equity and $1.3 billion for Balanced.

Obligations Under Funding Agreements
The Company issues fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain unconsolidated special purpose entities that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. For the years ended December 31, 2019, 2018 and 2017, the Company issued $37.3 billion, $41.8 billion and $42.7 billion, respectively, and repaid $36.4 billion, $43.7 billion and $41.4 billion, respectively, of such funding agreements. At December 31, 2019 and 2018, liabilities for funding agreements outstanding, which are included in policyholder account balances, were $34.6 billion and $32.3 billion, respectively.
Certain of the Company’s subsidiaries are members of regional FHLBs. Holdings of common stock of regional FHLBs, included in other invested assets, were as follows at:

	December 31,
	2019	2018
	(In millions)
FHLB of New York	$737	$724
FHLB of Des Moines	$4	$17
FHLB of Pittsburgh	$35	$19

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

Certain U.S. subsidiaries have also entered into funding agreements with regional FHLBs and a subsidiary of the Federal Agricultural Mortgage Corporation, a federally chartered instrumentality of the U.S. (“Farmer Mac”). The liability for such funding agreements is included in policyholder account balances. Information related to such funding agreements was as follows at:

	Liability		Collateral
	December 31,
	2019	2018	2019		2018
	(In millions)
FHLB of New York (1)	$14,445	$14,245	$16,570	(2)	$16,557	(2)
Farmer Mac (3)	$2,550	$2,550	$2,670		$2,639
FHLB of Des Moines (1)	$100	$425	$141	(2)	$709	(2)
FHLB of Pittsburgh (1)	$775	$450	$895	(2)	$590	(2)
__________________

(1)
Represents funding agreements issued to the applicable regional FHLB in exchange for cash and for which such regional FHLB has been granted a lien on certain assets, some of which are in the custody of such regional FHLB, including residential mortgage-backed securities (“RMBS”), to collateralize obligations under such funding agreements. The applicable subsidiary of the Company is permitted to withdraw any portion of the collateral in the custody of such regional FHLB as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by such subsidiary, the applicable regional FHLB’s recovery on the collateral is limited to the amount of such subsidiary’s liability to such regional FHLB.

(2)	Advances are collateralized by mortgage-backed securities. The amount of collateral presented is at estimated fair value.

(3)
Represents funding agreements issued to a subsidiary of Farmer Mac. The obligations under these funding agreements are secured by a pledge of certain eligible agricultural mortgage loans and may, under certain circumstances, be secured by other qualified collateral. The amount of collateral presented is at carrying value.

Liabilities for Unpaid Claims and Claim Expenses
The following is information about incurred and paid claims development by segment at December 31, 2019. Such amounts are presented net of reinsurance, and are not discounted. The tables present claims development and cumulative claim payments by incurral year. The development tables are only presented for significant short-duration product liabilities within each segment. Where practical, up to 10 years of history has been provided. In order to eliminate potential fluctuations related to foreign exchange rates, liabilities and payments denominated in a foreign currency have been translated using the 2019 year end spot rates for all periods presented. The information about incurred and paid claims development prior to 2019 is presented as supplementary information.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

U.S.
Group Life - Term

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance									At December 31, 2019
	For the Years Ended December 31,									Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Dollars in millions)
2011	$6,318	$6,290	$6,293	$6,269	$6,287	$6,295	$6,294	$6,295	$6,297	$1	207,857
2012		6,503	6,579	6,569	6,546	6,568	6,569	6,569	6,572	2	209,500
2013			6,637	6,713	6,719	6,720	6,730	6,720	6,723	2	212,019
2014				6,986	6,919	6,913	6,910	6,914	6,919	4	214,563
2015					7,040	7,015	7,014	7,021	7,024	5	216,429
2016						7,125	7,085	7,095	7,104	8	215,108
2017							7,432	7,418	7,425	15	253,613
2018								7,757	7,655	37	235,820
2019									7,935	848	185,891
Total									63,654
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance									(61,612)
All outstanding liabilities for incurral years prior to 2011, net of reinsurance									15
Total unpaid claims and claim adjustment expenses, net of reinsurance									$2,057

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	(Unaudited)
Incurral Year	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(In millions)
2011	$4,982	$6,194	$6,239	$6,256	$6,281	$6,290	$6,292	$6,295	$6,296
2012		5,132	6,472	6,518	6,532	6,558	6,565	6,566	6,569
2013			5,216	6,614	6,664	6,678	6,711	6,715	6,720
2014				5,428	6,809	6,858	6,869	6,902	6,912
2015					5,524	6,913	6,958	6,974	7,008
2016						5,582	6,980	7,034	7,053
2017							5,761	7,292	7,355
2018								6,008	7,521
2019									6,178
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance									$61,612

Average Annual Percentage Payout
The following is supplementary information about average historical claims duration at December 31, 2019:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9
Group Life - Term	78.3%	20.0%	0.7%	0.2%	0.4%	0.1%	—%	—%	—%

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

Group Long-Term Disability

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance									At December 31, 2019
	For the Years Ended December 31,									Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Dollars in millions)
2011	$955	$916	$894	$914	$924	$923	$918	$917	$914	$—	21,644
2012		966	979	980	1,014	1,034	1,037	1,021	1,015	—	20,085
2013			1,008	1,027	1,032	1,049	1,070	1,069	1,044	—	21,137
2014				1,076	1,077	1,079	1,101	1,109	1,098	—	22,851
2015					1,082	1,105	1,093	1,100	1,087	—	21,203
2016						1,131	1,139	1,159	1,162	—	17,958
2017							1,244	1,202	1,203	12	16,266
2018								1,240	1,175	35	14,869
2019									1,277	657	8,350
Total									9,975
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance									(4,713)
All outstanding liabilities for incurral years prior to 2011, net of reinsurance									1,829
Total unpaid claims and claim adjustment expenses, net of reinsurance									$7,091

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	(Unaudited)
Incurral Year	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(In millions)
2011	$44	$217	$337	$411	$478	$537	$588	$635	$670
2012		43	229	365	453	524	591	648	694
2013			43	234	382	475	551	622	676
2014				51	266	428	526	609	677
2015					50	264	427	524	601
2016						49	267	433	548
2017							56	290	476
2018								54	314
2019									57
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance									$4,713

Average Annual Percentage Payout
The following is supplementary information about average historical claims duration at December 31, 2019:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9
Group Long-Term Disability	4.5%	19.4%	14.3%	8.9%	7.2%	6.5%	5.5%	4.8%	4.0%

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
For Group Life - Term and Group Long-Term Disability, first year incurred claims and allocated loss adjustment expenses increased in 2019 compared to the 2018 incurral year due to the growth in the size of the business.
There were no significant changes in methodologies for the year ended December 31, 2019. The assumptions used in calculating the unpaid claims and claim adjustment expenses for Group Life - Term and Group Long-Term Disability are updated annually to reflect emerging trends in claim experience.
No additional premiums or return premiums have been accrued as a result of the prior year development.
Liabilities for Group Life - Term unpaid claims and claim adjustment expenses are not discounted.
The liabilities for Group Long-Term Disability unpaid claims and claim adjustment expenses were $6.0 billion at both December 31, 2019 and 2018. Using interest rates ranging from 3% to 8%, based on the incurral year, the total discount applied to these liabilities was $1.2 billion and $1.3 billion at December 31, 2019 and 2018, respectively. The amount of interest accretion recognized was $470 million, $509 million and $510 million for the years ended December 31, 2019, 2018 and 2017, respectively. These amounts were reflected in policyholder benefits and claims.
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
The Group Long-Term Disability IBNR, included in the development tables above, was developed using discounted cash flows, and is presented on a discounted basis.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

Property & Casualty - Auto Liability

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance										At December 31, 2019
	For the Years Ended December 31,										Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Dollars in millions)
2010	$863	$873	$853	$847	$833	$826	$825	$822	$823	$822	$—	204,497
2011		863	876	869	855	846	843	843	842	841	1	204,972
2012			882	881	869	851	846	847	846	846	1	199,357
2013				911	900	882	878	876	876	874	1	204,372
2014					897	910	913	910	911	912	2	207,630
2015						975	984	979	980	983	5	212,806
2016							1,012	1,002	997	999	11	211,041
2017								957	960	987	33	191,978
2018									938	964	78	180,220
2019										970	203	163,655
Total										9,198
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										(8,062)
All outstanding liabilities for incurral years prior to 2010, net of reinsurance										26
Total unpaid claims and claim adjustment expenses, net of reinsurance										$1,162

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	(Unaudited)
Incurral Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(In millions)
2010	$319	$572	$695	$762	$796	$810	$816	$818	$820	$821
2011		324	590	711	777	810	825	831	835	837
2012			333	600	715	783	815	831	840	843
2013				346	618	743	809	843	859	869
2014					352	648	777	844	884	900
2015						384	691	822	903	956
2016							396	702	842	932
2017								379	686	838
2018									371	687
2019										379
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										$8,062

Average Annual Percentage Payout
The following is supplementary information about average historical claims duration at December 31, 2019:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Auto Liability	38.6%	31.5%	14.3%	8.0%	4.2%	1.8%	0.9%	0.3%	0.3%	0.1%

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

Property & Casualty - Home

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance										At December 31, 2019
	For the Years Ended December 31,										Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Dollars in millions)
2010	$573	$589	$587	$584	$582	$581	$580	$579	$579	$579	$—	115,522
2011		891	868	843	840	835	835	834	833	833	—	166,467
2012			714	713	703	698	696	694	693	692	—	146,559
2013				654	652	635	635	634	632	632	1	107,562
2014					707	702	704	705	701	699	1	113,679
2015						759	753	752	746	742	1	107,259
2016							740	743	743	736	3	107,271
2017								747	763	761	8	115,610
2018									671	658	9	98,754
2019										649	67	80,133
Total										6,981
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										(6,753)
All outstanding liabilities for incurral years prior to 2010, net of reinsurance										1
Total unpaid claims and claim adjustment expenses, net of reinsurance										$229

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	(Unaudited)
Incurral Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(In millions)
2010	$436	$546	$562	$571	$574	$577	$578	$578	$579	$579
2011		690	804	819	825	827	830	832	833	833
2012			559	668	681	687	689	690	690	691
2013				505	604	618	626	628	629	630
2014					574	670	685	692	695	696
2015						603	717	731	736	739
2016							593	704	720	727
2017								610	727	742
2018									529	629
2019										487
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										$6,753

Average Annual Percentage Payout
The following is supplementary information about average historical claims duration at December 31, 2019:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Home	79.8%	15.4%	2.1%	1.0%	0.3%	0.3%	0.2%	0.1%	0.1%	—%

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
There were no significant changes in methodologies or assumptions for the year ended December 31, 2019. The assumptions used in calculating the unpaid claims and claim adjustment expenses for Property & Casualty - Auto Liability and Property & Casualty - Home are updated annually to reflect emerging trends in claim experience.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

Asia
Group Disability & Group Life

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance										At December 31, 2019
	For the Years Ended December 31,										Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Dollars in millions)
2010	$73	$70	$75	$96	$96	$93	$121	$130	$122	$118	$2	2,812
2011		58	61	79	80	84	112	119	116	109	5	3,021
2012			88	94	92	106	107	110	120	114	9	4,536
2013				133	135	156	151	150	159	159	15	5,210
2014					267	250	230	230	241	237	31	6,167
2015						252	240	243	237	247	37	5,970
2016							210	214	202	215	42	3,895
2017								273	253	261	56	4,056
2018									332	304	96	3,730
2019										359	185	2,390
Total										2,123
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										(1,506)
All outstanding liabilities for incurral years prior to 2010, net of reinsurance										10
Total unpaid claims and claim adjustment expenses, net of reinsurance										$627

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	(Unaudited)
Incurral Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(In millions)
2010	$18	$36	$48	$58	$71	$80	$102	$108	$113	$116
2011		11	36	49	60	73	92	98	100	104
2012			27	58	77	89	96	101	102	105
2013				39	89	109	123	134	147	144
2014					62	130	161	182	204	205
2015						73	139	173	187	212
2016							59	122	138	173
2017								79	144	190
2018									87	160
2019										97
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										$1,506

Average Annual Percentage Payout
The following is supplementary information about average historical claims duration at December 31, 2019:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Group Disability & Group Life	24.4%	25.3%	13.0%	9.8%	9.1%	7.5%	6.0%	3.2%	3.7%	3.9%

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
For Group Disability, the IBNR liability is calculated by applying a percentage to premiums in-force based on the expected delay as evidenced by the experience in the portfolio. The IBNR liability is then allocated back into different incurral years based on historical run-off patterns. As the benefit for this class of business is a regular series of payments, an additional reserve is required for the liability for ongoing benefit payments - claims in course of payment (“CICP”). The assumptions employed in the calculation of the CICP are adjusted for the Company’s own experience.
An expense liability is held for the future expenses associated with the payment of incurred but not yet paid claims. This is expressed as a percentage of the underlying claims liability and is based on past experience and the future expense structure.
There were no significant changes in methodologies for the year ended December 31, 2019. The assumptions used in calculating the unpaid claims and claim adjustment expenses for Group Disability and Group Life are updated annually to reflect emerging trends in claim experience.
No additional premiums or return premiums have been accrued as a result of the prior year development.
The liabilities for unpaid claims and claim adjustment expenses were $814 million and $733 million at December 31, 2019 and 2018, respectively. These amounts were discounted using interest rates ranging from 1% to 7%, based on the incurral year. The total discount applied to these liabilities was $52 million and $61 million at December 31, 2019 and 2018, respectively. The amount of interest accretion recognized was $20 million, $19 million and $26 million for the years ended December 31, 2019, 2018 and 2017, respectively. These amounts were reflected in policyholder benefits and claims.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

Latin America
Protection Life

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance										At December 31, 2019
	For the Years Ended December 31,										Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Dollars in millions)
2010	$259	$333	$340	$341	$341	$341	$341	$342	$344	$344	$—	34,663
2011		144	222	229	230	230	231	227	230	230	—	28,955
2012			153	208	213	214	215	212	215	216	—	29,014
2013				168	236	243	244	243	246	247	—	33,259
2014					247	376	387	354	358	359	—	41,648
2015						324	463	432	438	438	—	47,505
2016							347	447	459	466	1	41,590
2017								358	350	349	5	33,396
2018									334	324	16	31,302
2019										364	124	24,180
Total										3,337
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										(3,030)
All outstanding liabilities for incurral years prior to 2010, net of reinsurance										10
Total unpaid claims and claim adjustment expenses, net of reinsurance										$317

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	(Unaudited)
Incurral Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(In millions)
2010	$238	$310	$317	$318	$318	$318	$318	$320	$321	$324
2011		141	218	224	225	225	225	226	227	228
2012			151	205	209	211	211	210	211	213
2013				165	229	234	234	234	236	238
2014					221	330	336	339	343	346
2015						264	372	395	403	410
2016							242	432	452	460
2017								210	318	335
2018									169	287
2019										189
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										$3,030

Average Annual Percentage Payout
The following is supplementary information about average historical claims duration at December 31, 2019:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Protection Life	60.5%	29.8%	3.1%	0.9%	0.5%	0.3%	0.4%	0.6%	0.5%	1.0%

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

Protection Health

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance										At December 31, 2019
	For the Years Ended December 31,										Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Dollars in millions)
2010	$187	$208	$210	$210	$211	$211	$211	$215	$215	$215	$—	96,784
2011		224	249	251	252	252	252	249	249	249	—	106,631
2012			216	243	245	246	246	244	245	245	—	100,400
2013				235	265	266	267	264	264	264	—	104,234
2014					243	271	273	271	270	270	—	97,755
2015						209	237	239	238	238	—	87,108
2016							274	316	313	313	1	105,877
2017								397	370	370	3	120,142
2018									425	447	6	140,671
2019										142	19	87,541
Total										2,753
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										(2,689)
All outstanding liabilities for incurral years prior to 2010, net of reinsurance										9
Total unpaid claims and claim adjustment expenses, net of reinsurance										$73

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	(Unaudited)
Incurral Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(In millions)
2010	$187	$208	$210	$210	$211	$211	$211	$214	$214	$215
2011		224	249	251	252	252	252	249	249	249
2012			216	243	245	246	246	245	245	245
2013				235	265	266	267	264	264	264
2014					241	269	271	267	267	267
2015						209	237	236	237	237
2016							258	308	311	312
2017								324	365	367
2018									363	414
2019										119
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										$2,689

Average Annual Percentage Payout
The following is supplementary information about average historical claims duration at December 31, 2019:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Protection Health	86.6%	11.5%	0.6%	—%	(0.1%)	—%	(0.3%)	0.5%	0.1%	—%

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

Significant Methodologies and Assumptions
The Latin America segment establishes liabilities for unpaid losses, which are equal to the accumulation of unpaid reported claims, plus an estimate for claims IBNR.
In general terms, for both the Protection Life and Protection Health products, the methodology for IBNR is the Bornhuetter-Ferguson Method, with factors derived by examining the experience of historical claims. In the more recent incurral months, the credibility is higher on expected loss ratios and lower on claims calculated using the experience-derived factors. The credibility grows for the factors as incurral months become older.
For Protection Health products, claim duration can be very long due to the multiple incidences that may occur over time for a single claim. The number of claims reported per year is based on the original claim occurrence date for each individual claim. Any subsequent claims that are considered part of the original claim occurrence are not counted as a new claim. For Protection Life products, claims are based upon individual death claims.
There were no significant changes in methodologies or assumptions for the year ended December 31, 2019. The assumptions used in calculating the unpaid claims and claim adjustment expenses for Protection Life and Protection Health are updated annually to reflect emerging trends in claim experience.
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

	December 31, 2019
	(In millions)
Short-Duration:
Unpaid claims and allocated claims adjustment expenses, net of reinsurance:
U.S.:
Group Life - Term	$2,057
Group Long-Term Disability	7,091
Property & Casualty - Auto	1,162
Property & Casualty - Home	229
Total		$10,539
Asia - Group Disability & Group Life		627
Latin America:
Protection Life	317
Protection Health	73
Total		390
Other insurance lines - all segments combined		2,031
Total unpaid claims and allocated claims adjustment expenses, net of reinsurance		13,587

Reinsurance recoverables on unpaid claims:
U.S.:
Group Life - Term	13
Group Long-Term Disability	133
Property & Casualty - Auto	68
Property & Casualty - Home	1
Total		215
Asia - Group Disability & Group Life		238
Latin America:
Protection Life	7
Protection Health	18
Total		25
Other insurance lines - all segments combined		333
Total reinsurance recoverable on unpaid claims		811
Total unpaid claims and allocated claims adjustment expense		14,398
Unallocated claims adjustment expenses		98
Discounting		(1,285)
Liability for unpaid claims and claim adjustment liabilities - short-duration		13,211
Liability for unpaid claims and claim adjustment liabilities - all long-duration lines		6,005
Total liability for unpaid claims and claim adjustment expense (included in future policy benefits and other policy-related balances)		$19,216

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Balance at January 1,	$17,788	$17,094	$16,157
Less: Reinsurance recoverables	2,332	2,198	1,968
Net balance at January 1,	15,456	14,896	14,189
Incurred related to:
Current year	27,093	24,571	24,370
Prior years (1)	313	454	133
Total incurred	27,406	25,025	24,503
Paid related to:
Current year	(20,141)	(18,757)	(18,525)
Prior years	(5,882)	(5,708)	(5,271)
Total paid	(26,023)	(24,465)	(23,796)
Net balance at December 31,	16,839	15,456	14,896
Add: Reinsurance recoverables	2,377	2,332	2,198
Balance at December 31,	$19,216	$17,788	$17,094
__________________

(1)	For the years ended December 31, 2019, 2018 and 2017, claims and claim adjustment expenses associated with prior years increased due to events incurred in prior years but reported in the current year.
Separate Accounts
Separate account assets and liabilities include two categories of account types: pass-through separate accounts totaling $142.5 billion and $129.2 billion at December 31, 2019 and 2018, respectively, for which the policyholder assumes all investment risk, and separate accounts for which the Company contractually guarantees either a minimum return or account value to the policyholder which totaled $45.9 billion and $46.4 billion at December 31, 2019 and 2018, respectively. The latter category consisted primarily of guaranteed interest contracts (“GICs”). The average interest rate credited on these contracts was 2.92% and 2.60% at December 31, 2019 and 2018, respectively.
For the years ended December 31, 2019, 2018 and 2017, there were no investment gains (losses) on transfers of assets from the general account to the separate accounts.

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)

Information regarding DAC and VOBA was as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
DAC:
Balance at January 1,	$15,570	$14,789	$13,830
Capitalizations	3,358	3,254	3,002
Amortization related to:
Net investment gains (losses) and net derivative gains (losses)	(117)	(109)	60
Other expenses	(2,534)	(2,599)	(2,426)
Total amortization	(2,651)	(2,708)	(2,366)
Unrealized investment gains (losses)	(1,461)	511	(525)
Effect of foreign currency translation and other	(26)	(276)	848
Balance at December 31,	14,790	15,570	14,789
VOBA:
Balance at January 1,	3,325	3,630	3,760
Amortization related to other expenses	(245)	(267)	(315)
Unrealized investment gains (losses)	(4)	10	(4)
Effect of foreign currency translation and other	(33)	(48)	189
Balance at December 31,	3,043	3,325	3,630
Total DAC and VOBA:
Balance at December 31,	$17,833	$18,895	$18,419

Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2019	2018
	(In millions)
U.S.	$649	$633
Asia	9,764	10,156
Latin America	2,038	1,984
EMEA	1,701	1,622
MetLife Holdings	3,656	4,474
Corporate & Other	25	26
Total	$17,833	$18,895

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)

Information regarding other intangibles was as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
DSI:
Balance at January 1,	$210	$220	$241
Capitalization	7	7	16
Amortization	(39)	(33)	(29)
Unrealized investment gains (losses)	(20)	16	(6)
Effect of foreign currency translation	—	—	(2)
Balance at December 31,	$158	$210	$220

VODA and VOCRA:
Balance at January 1,	$384	$459	$509
Amortization	(42)	(47)	(51)
Effect of foreign currency translation	(7)	(28)	1
Balance at December 31,	$335	$384	$459
Accumulated amortization	$434	$392	$345

Negative VOBA:
Balance at January 1,	$779	$827	$935
Amortization	(33)	(56)	(140)
Effect of foreign currency translation and other	4	8	32
Balance at December 31,	$750	$779	$827
Accumulated amortization	$3,263	$3,230	$3,174
The estimated future amortization expense (credit) to be reported in other expenses for the next five years was as follows:

	VOBA	VODA and VOCRA	Negative VOBA
	(In millions)
2020	$238	$38	$(41)
2021	$219	$35	$(39)
2022	$208	$31	$(37)
2023	$196	$29	$(36)
2024	$187	$26	$(34)

6. Reinsurance
The Company enters into reinsurance agreements primarily as a purchaser of reinsurance for its various insurance products and also as a provider of reinsurance for some insurance products issued by third parties. The Company participates in reinsurance activities in order to limit losses, minimize exposure to significant risks and provide additional capacity for future growth.
Under the terms of the reinsurance agreements, the reinsurer agrees to reimburse the Company for the ceded amount in the event a claim is paid. Cessions under reinsurance agreements do not discharge the Company’s obligation as the primary insurer. In the event that reinsurers do not meet their obligations under the terms of the reinsurance agreements, reinsurance recoverable balances could become uncollectible.

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
U.S.
For its Group Benefits business, the Company generally retains most of the risk and only cedes particular risk on certain client arrangements. The majority of the Company’s reinsurance activity within this business relates to client agreements for employer sponsored captive programs, risk-sharing agreements and multinational pooling. The risks ceded under these agreements are generally quota shares of group life and disability policies. The cessions vary from 50% to 100% of all the risks of the policies.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
6. Reinsurance (continued)

Reinsurance Recoverables
The Company reinsures its business through a diversified group of well-capitalized reinsurers. The Company analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with its reinsurers. The Company monitors ratings and evaluates the financial strength of its reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at December 31, 2019 and 2018, were not significant.
The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $3.6 billion and $3.4 billion of unsecured reinsurance recoverable balances at December 31, 2019 and 2018, respectively.
At December 31, 2019, the Company had $6.7 billion of net ceded reinsurance recoverables. Of this total, $4.3 billion, or 64%, were with the Company’s five largest ceded reinsurers, including $1.7 billion of net ceded reinsurance recoverables which were unsecured. At December 31, 2018, the Company had $7.5 billion of net ceded reinsurance recoverables. Of this total, $4.5 billion, or 60%, were with the Company’s five largest ceded reinsurers, including $1.1 billion of net ceded reinsurance recoverables which were unsecured.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
6. Reinsurance (continued)

The amounts on the consolidated statements of operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Premiums
Direct premiums	$42,513	$44,199	$39,595
Reinsurance assumed	2,020	2,021	1,773
Reinsurance ceded	(2,298)	(2,380)	(2,376)
Net premiums	$42,235	$43,840	$38,992
Universal life and investment-type product policy fees
Direct universal life and investment-type product policy fees	$6,109	$6,008	$5,978
Reinsurance assumed	56	86	83
Reinsurance ceded	(562)	(592)	(551)
Net universal life and investment-type product policy fees	$5,603	$5,502	$5,510
Policyholder benefits and claims
Direct policyholder benefits and claims	$42,094	$43,456	$39,354
Reinsurance assumed	1,584	1,583	1,388
Reinsurance ceded	(2,217)	(2,383)	(2,429)
Net policyholder benefits and claims	$41,461	$42,656	$38,313
Other expenses
Direct other expenses	$13,559	$13,704	$13,610
Reinsurance assumed	382	321	246
Reinsurance ceded	(252)	(311)	(235)
Net other expenses	$13,689	$13,714	$13,621

The amounts on the consolidated balance sheets include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

	December 31,
	2019				2018
	Direct	Assumed	Ceded	Total Balance Sheet	Direct	Assumed	Ceded	Total Balance Sheet
	(In millions)
Assets
Premiums, reinsurance and other receivables	$6,814	$2,190	$11,439	$20,443	$5,988	$1,603	$12,053	$19,644
Deferred policy acquisition costs and value of business acquired	17,822	301	(290)	17,833	18,812	385	(302)	18,895
Total assets	$24,636	$2,491	$11,149	$38,276	$24,800	$1,988	$11,751	$38,539
Liabilities
Future policy benefits	$191,403	$3,506	$—	$194,909	$183,367	$3,413	$—	$186,780
Policyholder account balances	192,328	299	—	192,627	183,207	488	(2)	183,693
Other policy-related balances	15,806	1,351	14	17,171	15,519	986	24	16,529
Other liabilities	16,165	2,402	5,612	24,179	14,848	2,131	5,985	22,964
Total liabilities	$415,702	$7,558	$5,626	$428,886	$396,941	$7,018	$6,007	$409,966

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
6. Reinsurance (continued)

Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on reinsurance were $2.5 billion and $2.7 billion at December 31, 2019 and 2018, respectively. The deposit liabilities on reinsurance were $1.4 billion at both December 31, 2019 and 2018.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
7. Closed Block (continued)

Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	December 31,
	2019	2018
	(In millions)
Closed Block Liabilities
Future policy benefits	$39,379	$40,032
Other policy-related balances	423	317
Policyholder dividends payable	432	431
Policyholder dividend obligation	2,020	428
Deferred income tax liability	79	28
Other liabilities	81	328
Total closed block liabilities	42,414	41,564
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	25,977	25,354
Equity securities, at estimated fair value	49	61
Contractholder-directed equity securities and fair value option securities, at estimated fair value	53	43
Mortgage loans	7,052	6,778
Policy loans	4,489	4,527
Real estate and real estate joint ventures	544	544
Other invested assets	314	643
Total investments	38,478	37,950
Cash and cash equivalents	448	—
Accrued investment income	419	443
Premiums, reinsurance and other receivables	75	83
Current income tax recoverable	91	69
Total assets designated to the closed block	39,511	38,545
Excess of closed block liabilities over assets designated to the closed block	2,903	3,019
Amounts included in AOCI:
Unrealized investment gains (losses), net of income tax	2,453	1,089
Unrealized gains (losses) on derivatives, net of income tax	97	86
Allocated to policyholder dividend obligation, net of income tax	(1,596)	(338)
Total amounts included in AOCI	954	837
Maximum future earnings to be recognized from closed block assets and liabilities	$3,857	$3,856

Information regarding the closed block policyholder dividend obligation was as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Balance at January 1,	$428	$2,121	$1,931
Change in unrealized investment and derivative gains (losses)	1,592	(1,693)	190
Balance at December 31,	$2,020	$428	$2,121

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
7. Closed Block (continued)

Information regarding the closed block revenues and expenses was as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Revenues
Premiums	$1,580	$1,672	$1,736
Net investment income	1,740	1,758	1,818
Net investment gains (losses)	(7)	(71)	1
Net derivative gains (losses)	12	22	(32)
Total revenues	3,325	3,381	3,523
Expenses
Policyholder benefits and claims	2,291	2,475	2,453
Policyholder dividends	924	968	976
Other expenses	111	117	125
Total expenses	3,326	3,560	3,554
Revenues, net of expenses before provision for income tax expense (benefit)	(1)	(179)	(31)
Provision for income tax expense (benefit)	(2)	(39)	12
Revenues, net of expenses and provision for income tax expense (benefit)	$1	$(140)	$(43)

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
Fixed Maturity Securities AFS
Fixed Maturity Securities AFS by Sector
The following table presents the fixed maturity securities AFS by sector. U.S. corporate and foreign corporate sectors include redeemable preferred stock. RMBS includes agency, prime, alternative and sub-prime mortgage-backed securities. ABS includes securities collateralized by corporate loans and consumer loans. Municipals includes taxable and tax-exempt revenue bonds and, to a much lesser extent, general obligations of states, municipalities and political subdivisions. Commercial mortgage-backed securities (“CMBS”) primarily includes securities collateralized by multiple commercial mortgage loans. RMBS, ABS and CMBS are collectively, “Structured Products.”

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

	December 31, 2019					December 31, 2018
	Amortized Cost	Gross Unrealized			Estimated Fair Value	Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses (1)			Gains	Temporary Losses	OTTI Losses (1)
	(In millions)
U.S. corporate	$79,115	$8,943	$305	$—	$87,753	$77,761	$3,467	$2,280	$—	$78,948
Foreign government	58,840	8,710	321	—	67,229	56,353	6,406	471	—	62,288
Foreign corporate	59,342	5,540	717	—	64,165	56,290	2,438	2,025	—	56,703
U.S. government and agency	37,586	4,604	106	—	42,084	37,030	2,756	464	—	39,322
RMBS	27,051	1,535	72	(33)	28,547	27,409	920	394	(26)	27,961
ABS	14,547	83	88	—	14,542	12,552	74	153	1	12,472
Municipals	11,081	2,001	29	—	13,053	10,376	1,228	71	—	11,533
CMBS	10,093	396	42	—	10,447	9,045	115	122	—	9,038
Total fixed maturity securities AFS	$297,655	$31,812	$1,680	$(33)	$327,820	$286,816	$17,404	$5,980	$(25)	$298,265

__________________

(1)
Noncredit OTTI losses included in AOCI in an unrealized gain position are due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

Methodology for Amortization of Premium and Accretion of Discount on Structured Products
Amortization of premium and accretion of discount on Structured Products considers the estimated timing and amount of prepayments of the underlying loans. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the originally anticipated and the actual prepayments received and currently anticipated. Prepayment assumptions for Structured Products are estimated using inputs obtained from third-party specialists and based on management’s knowledge of the current market. For credit-sensitive and certain prepayment-sensitive Structured Products, the effective yield is recalculated on a prospective basis. For all other Structured Products, the effective yield is recalculated on a retrospective basis.
Maturities of Fixed Maturity Securities AFS
The amortized cost and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at December 31, 2019:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost	$17,822	$48,014	$58,800	$121,328	$51,691	$297,655
Estimated fair value	$17,960	$50,058	$64,135	$142,131	$53,536	$327,820

Actual maturities may differ from contractual maturities due to the exercise of call or prepayment options. Fixed maturity securities AFS not due at a single maturity date have been presented in the year of final contractual maturity. Structured Products are shown separately, as they are not due at a single maturity.

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

	December 31, 2019				December 31, 2018
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$3,817	$107	$2,226	$198	$32,430	$1,663	$5,826	$617
Foreign government	3,295	149	1,490	172	4,392	243	2,902	228
Foreign corporate	3,188	133	5,873	584	19,564	1,230	5,765	795
U.S. government and agency	5,391	97	196	9	6,813	58	8,937	406
RMBS	2,341	25	584	14	6,506	120	6,423	248
ABS	3,692	22	4,843	66	8,230	138	392	16
Municipals	1,156	29	1	—	1,380	46	349	25
CMBS	1,926	16	487	26	3,893	67	707	55
Total fixed maturity securities AFS	$24,806	$578	$15,700	$1,069	$83,208	$3,565	$31,301	$2,390
Total number of securities in an unrealized loss position	2,153		1,411		6,913		2,335

Evaluation of Fixed Maturity Securities AFS for OTTI and Evaluating Temporarily Impaired Fixed Maturity Securities AFS
Evaluation and Measurement Methodologies
Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the estimated fair value has been below amortized cost; (ii) the potential for impairments when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments where the issuer, series of issuers or industry has suffered a catastrophic loss or has exhausted natural resources; (vi) whether the Company has the intent to sell or will more likely than not be required to sell a particular security before the decline in estimated fair value below amortized cost recovers; (vii) with respect to Structured Products, changes in forecasted cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security; (viii) the potential for impairments due to weakening of foreign currencies on non-functional currency denominated securities that are near maturity; and (ix) other subjective factors, including concentrations and information obtained from regulators and rating agencies.

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

•
Additional considerations are made when assessing the unique features that apply to certain Structured Products including, but not limited to: the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying loans or assets backing a particular security, and the payment priority within the tranche structure of the security.

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
Current Period Evaluation
Based on the Company’s current evaluation of its securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at December 31, 2019. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), and changes in credit ratings, collateral valuation and foreign currency exchange rates. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities AFS decreased $4.3 billion for the year ended December 31, 2019 to $1.6 billion. The decrease in gross unrealized losses for the year ended December 31, 2019 was primarily attributable to decreases in interest rates, narrowing credit spreads and, to a lesser extent, foreign currency exchange rate movements.
At December 31, 2019, $161 million of the total $1.6 billion of gross unrealized losses were from 70 fixed maturity securities AFS with an unrealized loss position of 20% or more of amortized cost for six months or greater.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Investment Grade Fixed Maturity Securities AFS
Of the $161 million of gross unrealized losses on fixed maturity securities AFS with an unrealized loss of 20% or more of amortized cost for six months or greater, $92 million, or 57%, were related to gross unrealized losses on 23 investment grade fixed maturity securities AFS. Unrealized losses on investment grade fixed maturity securities AFS are principally related to widening credit spreads since purchase and, with respect to fixed-rate fixed maturity securities AFS, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities AFS
Of the $161 million of gross unrealized losses on fixed maturity securities AFS with an unrealized loss of 20% or more of amortized cost for six months or greater, $69 million, or 43%, were related to gross unrealized losses on 47 below investment grade fixed maturity securities AFS. Unrealized losses on below investment grade fixed maturity securities AFS are principally related to U.S. and foreign corporate securities (primarily industrial and financial institutions) and foreign government securities which have experienced significantly wider credit spreads since purchase, largely due to economic and market uncertainty. Management evaluates U.S. and foreign corporate securities based on factors such as expected cash flows, financial condition and near-term and long-term prospects of the issuers. Management evaluates foreign government securities based on factors impacting the issuers such as expected cash flows and financial condition of the issuers and any country-specific economic conditions or public sector programs.
Equity Securities
Equity securities are summarized as follows at:

	December 31, 2019		December 31, 2018
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total

	(Dollars in millions)
Common stock	$944	70.3%	$1,037	72.0%
Non-redeemable preferred stock	398	29.7	403	28.0
Total equity securities	$1,342	100.0%	$1,440	100.0%

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	December 31,
	2019		2018
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$49,624	61.6%	$48,463	64.0%
Agricultural	16,695	20.7	14,905	19.7
Residential	14,316	17.8	12,427	16.4
Total recorded investment	80,635	100.1	75,795	100.1
Valuation allowances	(353)	(0.4)	(342)	(0.5)
Subtotal mortgage loans, net	80,282	99.7	75,453	99.6
Residential — FVO (1)	188	0.2	299	0.4
Total mortgage loans held-for-investment, net	80,470	99.9	75,752	100.0
Mortgage loans held-for-sale	59	0.1	—	—
Total mortgage loans, net	$80,529	100.0%	$75,752	100.0%
____________________

(1)	Information on residential mortgage loans — FVO is presented in Note 10. The Company elects the FVO for certain residential mortgage loans that are managed on a total return basis.
The amount of net discounts, included within total recorded investment, primarily residential, was $867 million and $944 million at December 31, 2019 and 2018, respectively.
Purchases of mortgage loans, primarily residential, were $4.8 billion, $3.5 billion and $3.1 billion for the years ended December 31, 2019, 2018 and 2017, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Mortgage Loans, Valuation Allowance and Impaired Loans by Portfolio Segment
Mortgage loans held-for-investment by portfolio segment, by method of evaluation of credit loss, impaired mortgage loans including those modified in a troubled debt restructuring, and the related valuation allowances, were as follows at and for the years ended:

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value	Average Recorded Investment
	(In millions)
December 31, 2019
Commercial	$—	$—	$—	$—	$—	$49,624	$246	$—	$—
Agricultural	56	56	3	201	201	16,438	49	254	201
Residential	—	—	—	473	427	13,889	55	427	406
Total	$56	$56	$3	$674	$628	$79,951	$350	$681	$607
December 31, 2018
Commercial	$—	$—	$—	$—	$—	$48,463	$238	$—	$—
Agricultural	31	31	3	169	169	14,705	43	197	123
Residential	—	—	—	431	386	12,041	58	386	358
Total	$31	$31	$3	$600	$555	$75,209	$339	$583	$481

The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $5 million, $32 million and $285 million, respectively, for the year ended December 31, 2017.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Commercial	Agricultural	Residential	Total
	(In millions)
Balance at January 1, 2017	$202	$39	$63	$304
Provision (release)	12	4	8	24
Charge-offs, net of recoveries	—	(2)	(12)	(14)
Balance at December 31, 2017	214	41	59	314
Provision (release)	24	5	7	36
Charge-offs, net of recoveries	—	—	(8)	(8)
Balance at December 31, 2018	238	46	58	342
Provision (release)	8	11	7	26
Charge-offs, net of recoveries	—	(5)	(10)	(15)
Balance at December 31, 2019	$246	$52	$55	$353

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans held-for-investment was as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios			Total	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x
	(Dollars in millions)
December 31, 2019
Loan-to-value ratios:
Less than 65%	$38,926	$1,195	$619	$40,740	82.1%	$42,330	82.4%
65% to 75%	6,975	54	398	7,427	15.0	7,589	14.8
76% to 80%	564	17	237	818	1.6	805	1.6
Greater than 80%	405	234	—	639	1.3	616	1.2
Total	$46,870	$1,500	$1,254	$49,624	100.0%	$51,340	100.0%
December 31, 2018
Loan-to-value ratios:
Less than 65%	$40,360	$827	$101	$41,288	85.2%	$41,599	85.3%
65% to 75%	5,790	—	25	5,815	12.0	5,849	12.0
76% to 80%	423	209	56	688	1.4	664	1.4
Greater than 80%	496	176	—	672	1.4	635	1.3
Total	$47,069	$1,212	$182	$48,463	100.0%	$48,747	100.0%

Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans held-for-investment was as follows at:

	December 31,
	2019		2018
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$15,618	93.5%	$13,704	92.0%
65% to 75%	963	5.8	1,145	7.7
76% to 80%	71	0.4	33	0.2
Greater than 80%	43	0.3	23	0.1
Total	$16,695	100.0%	$14,905	100.0%

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans held-for-investment was as follows at:

	December 31,
	2019		2018
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$13,864	96.8%	$11,956	96.2%
Nonperforming (1)	452	3.2	471	3.8
Total	$14,316	100.0%	$12,427	100.0%
__________________

(1)	Includes residential mortgage loans held-for-investment in process of foreclosure of $118 million and $140 million at December 31, 2019 and 2018, respectively.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both December 31, 2019 and 2018. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and nonaccrual mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
	(In millions)
Commercial	$10	$9	$9	$9	$176	$176
Agricultural	129	204	7	109	137	105
Residential	452	471	35	35	418	436
Total	$591	$684	$51	$153	$731	$717

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
For the year ended December 31, 2019, the Company had 396 residential mortgage loans modified in a troubled debt restructuring with carrying value of $97 million and $87 million pre-modification and post-modification, respectively. For the year ended December 31, 2018, the Company had 440 residential mortgage loans modified in a troubled debt restructuring with carrying value of $96 million and $92 million pre-modification and post-modification, respectively.
For the year ended December 31, 2019, the Company had three agricultural mortgage loans modified in a troubled debt restructuring with carrying value of $111 million for both pre-modification and post-modification. For the year ended December 31, 2018, the Company did not have a significant amount of agricultural mortgage loans modified in a troubled debt restructuring. For both years ended December 31, 2019 and 2018, the Company did not have commercial mortgage loans modified in a troubled debt restructuring.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Real Estate and Real Estate Joint Ventures
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method real estate joint ventures. Real estate investments, by income type, as well as income earned, are as follows at and for the periods indicated:

	December 31, 2019	December 31, 2018	Years Ended December 31,
			2019	2018	2017
	Carrying Value		Income
	(In millions)
Leased real estate investments	$4,893	$4,132	$380	$399	$379
Other real estate investments	420	461	192	188	189
Real estate joint ventures	5,428	5,105	104	107	78
Total real estate and real estate joint ventures	$10,741	$9,698	$676	$694	$646

The carrying value of real estate investments acquired through foreclosure was $36 million and $45 million at December 31, 2019 and 2018, respectively. Depreciation expense on real estate investments was $100 million, $92 million and $103 million for the years ended December 31, 2019, 2018 and 2017, respectively. Real estate investments were net of accumulated depreciation of $957 million and $931 million at December 31, 2019 and 2018, respectively.
Leases
Leased Real Estate Investments - Operating Leases
The Company, as lessor, leases investment real estate, principally commercial real estate for office and retail use, through a variety of operating lease arrangements, which typically include tenant reimbursement for property operating costs and options to renew or extend the lease. In some circumstances, leases may include an option for the lessee to purchase the property. In addition, certain leases of retail space may stipulate that a portion of the income earned is contingent upon the level of the tenants’ revenues. The Company has elected a practical expedient of not separating non-lease components related to reimbursement of property operating costs from associated lease components. These property operating costs have the same timing and pattern of transfer as the related lease component, because they are incurred over the same period of time as the operating lease. Therefore, the combined component is accounted for as a single operating lease. Risk is managed through lessee credit analysis, property type diversification, and geographic diversification, primarily across the United States. Leased real estate investments and income earned, by property type, are as follows at and for the periods indicated:

	December 31, 2019	December 31, 2018	Years Ended December 31,
			2019	2018	2017
	Carrying Value		Income
	(In millions)
Leased real estate investments:
Office	$1,999	$1,999	$175	$169	$157
Retail	1,127	1,006	102	95	92
Apartment	778	253	24	70	72
Industrial	306	223	46	38	39
Land	514	489	21	19	13
Hotel	93	94	7	3	2
Other	76	68	5	5	4
Total leased real estate investments	$4,893	$4,132	$380	$399	$379

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Future contractual receipts under operating leases as of December 31, 2019 are $288 million in 2020, $240 million in 2021, $205 million in 2022, $186 million in 2023, $159 million in 2024, $1.1 billion thereafter, and in total are $2.2 billion.
Leveraged and Direct Financing Leases
The Company has diversified leveraged lease and direct financing lease portfolios. Its leveraged leases principally include renewable energy generation facilities, rail cars, commercial real estate and commercial aircraft, and its direct financing leases principally include commercial real estate. These assets are leased through a variety of lease arrangements, which may include options to renew or extend the lease and options for the lessee to purchase the property. Residual values are estimated at inception of the lease using available third-party data. Risk is managed through lessee credit analysis, asset allocation, geographic diversification, and ongoing reviews of estimated residual values, using available third-party data and, in certain leases, linking the amount of future rents to changes in inflation rates. Generally, estimated residual values are not guaranteed by the lessee or a third party.
Investment in leveraged and direct financing leases consisted of the following at:

	December 31, 2019		December 31, 2018
	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases
	(In millions)
Lease receivables, net (1)	$666	$1,931	$715	$1,855
Estimated residual values	751	42	807	42
Subtotal	1,417	1,973	1,522	1,897
Unearned income	(365)	(726)	(414)	(705)
Investment in leases	$1,052	$1,247	$1,108	$1,192
__________________

(1)
Future contractual receipts under direct financing leases as of December 31, 2019 are $104 million in 2020, $98 million in 2021, $104 million in 2022, $108 million in 2023, $95 million in 2024, $1.4 billion thereafter, and in total $1.9 billion.

Lease receivables are generally due in periodic installments. The remaining life of the payment periods for leveraged leases generally range from one to 15 years but in certain circumstances can be over 25 years, while the remaining life of the payment periods for direct financing leases generally range from one to 25 years but in certain circumstances can be over 25 years. For lease receivables, the primary credit quality indicator is whether the lease receivable is performing or nonperforming, which is assessed monthly. The Company generally defines nonperforming lease receivables as those that are 90 days or more past due. At both December 31, 2019 and 2018, all leveraged lease receivables were performing and 94% of direct financing lease receivables were performing.
The Company’s deferred income tax liability related to leveraged leases was $467 million and $519 million at December 31, 2019 and 2018, respectively.
The components of income from investment in leveraged and direct financing leases, excluding net investment gains (losses), were as follows:

	Years Ended December 31,
	2019		2018		2017
	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases
	(In millions)
Lease investment income	$48	$109	$47	$95	$19	$89
Less: Income tax expense	10	23	10	20	7	31
Lease investment income, net of income tax	$38	$86	$37	$75	$12	$58

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Other Invested Assets
Other invested assets is comprised primarily of freestanding derivatives with positive estimated fair values (see Note 9), tax credit and renewable energy partnerships, annuities funding structured settlement claims, direct financing and leveraged leases and operating joint ventures.
Tax Credit Partnerships
The carrying value of tax credit partnerships was $1.3 billion and $1.7 billion at December 31, 2019 and 2018, respectively. Losses from tax credit partnerships included within net investment income were $240 million, $257 million and $259 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $8.6 billion and $9.0 billion at December 31, 2019 and 2018, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities AFS, equity securities and derivatives and the effect on DAC, VOBA, DSI, future policy benefits and the policyholder dividend obligation, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Fixed maturity securities AFS	$30,050	$11,356	$22,645
Fixed maturity securities AFS with noncredit OTTI losses included in AOCI	33	25	41
Total fixed maturity securities AFS	30,083	11,381	22,686
Equity securities	—	—	421
Derivatives	2,209	2,127	1,453
Other	310	290	46
Subtotal	32,602	13,798	24,606
Amounts allocated from:
Future policy benefits	(1,019)	31	(77)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	—	—	—
DAC, VOBA and DSI	(2,716)	(1,231)	(1,768)
Policyholder dividend obligation	(2,020)	(428)	(2,121)
Subtotal	(5,755)	(1,628)	(3,966)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(4)	(3)	(12)
Deferred income tax benefit (expense)	(6,846)	(3,502)	(6,958)
Net unrealized investment gains (losses)	19,997	8,665	13,670
Net unrealized investment gains (losses) attributable to noncontrolling interests	(16)	(10)	(8)
Net unrealized investment gains (losses) attributable to MetLife, Inc.	$19,981	$8,655	$13,662

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

The changes in net unrealized investment gains (losses) were as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Balance at January 1,	$8,655	$13,662	$12,650
Cumulative effects of changes in accounting principles, net of income tax (Note 1)	21	1,258	—
Fixed maturity securities AFS on which noncredit OTTI losses have been recognized	8	(16)	33
Unrealized investment gains (losses) during the year	18,770	(10,367)	804
Unrealized investment gains (losses) relating to:
Future policy benefits	(1,050)	108	1,037
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	—	—	3
DAC, VOBA and DSI	(1,485)	537	(338)
Policyholder dividend obligation	(1,592)	1,693	(190)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(1)	9	(11)
Deferred income tax benefit (expense)	(3,339)	1,773	(324)
Net unrealized investment gains (losses)	19,987	8,657	13,664
Net unrealized investment gains (losses) attributable to noncontrolling interests	(6)	(2)	(2)
Balance at December 31,	$19,981	$8,655	$13,662
Change in net unrealized investment gains (losses)	$11,332	$(5,005)	$1,014
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	(6)	(2)	(2)
Change in net unrealized investment gains (losses) attributable to MetLife, Inc.	$11,326	$(5,007)	$1,012

Concentrations of Credit Risk
Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at estimated fair value at December 31, 2019 and 2018, were in fixed income securities of the Japanese government and its agencies of $33.7 billion and $30.2 billion, respectively, and in fixed income securities of the South Korean government and its agencies of $7.3 billion and $7.1 billion, respectively.
Securities Lending, Repurchase Agreements and FHLB of Boston Advance Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of the outstanding securities lending, repurchase agreements and FHLB of Boston short-term advance agreements is as follows:

	December 31,
	2019			2018
	Securities (1)			Securities (1)
	Estimated Fair Value	Cash Collateral Received from Counterparties (2), (3)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2), (3)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$16,926	$17,369	$17,451	$17,724	$18,005	$18,074
Repurchase agreements	$2,333	$2,310	$2,320	$1,093	$1,067	$1,069
FHLB of Boston advance agreements	$1,083	$800	$843	$1,200	$800	$799
__________________

(1)	Securities on loan or securities pledged in connection with these programs are included within fixed maturities securities AFS, short-term investments and cash equivalents.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

(2)
In connection with securities lending, in addition to cash collateral received, the Company received from counterparties security collateral of $0 and $78 million at December 31, 2019 and 2018, respectively, which may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated financial statements.

(3)	The liability for cash collateral for these programs is included within payables for collateral under securities loaned, other transactions and other liabilities.
Contractual Maturities
A summary of the remaining contractual maturities of securities lending, repurchase agreements and FHLB of Boston short-term advance agreements is as follows:

	December 31,
	2019					2018
	Remaining Maturities					Remaining Maturities
	Open (1)	1 Month or Less	Over 1 to 6 Months	Over 6 Months to 1 Year	Total	Open (1)	1 Month or Less	Over 1 to 6 Months	Over 6 Months to 1 Year	Total
	(In millions)
Cash collateral liability by loaned security type:
Securities lending:
U.S. government and agency	$2,928	$6,676	$6,663	$—	$16,267	$2,736	$8,995	$5,220	$—	$16,951
Foreign government	—	259	767	—	1,026	—	214	761	—	975
Agency RMBS	—	76	—	—	76	—	79	—	—	79
Total securities lending	$2,928	$7,011	$7,430	$—	$17,369	$2,736	$9,288	$5,981	$—	$18,005
Cash collateral liability by loaned security type:
Repurchase agreements:
U.S. government and agency	$—	$2,310	$—	$—	$2,310	$—	$1,000	$—	$—	$1,000
All other corporate and government	—	—	—	—	—	—	—	67	—	67
Total repurchase agreements	$—	$2,310	$—	$—	$2,310	$—	$1,000	$67	$—	$1,067
Cash collateral liability by pledged security type: (2)
FHLB of Boston:
Municipals	$—	$250	$475	$75	$800	$—	$150	$650	$—	$800
__________________

(1)	The related loaned security could be returned to the Company on the next business day, which would require the Company to immediately return the cash collateral.

(2)	The Company is permitted to withdraw any portion of the pledged collateral over the minimum collateral requirement at any time, other than in the event of a default by the Company.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

The securities lending, repurchase agreements and FHLB of Boston short-term advance agreements reinvestment portfolios consist principally of high quality, liquid, publicly-traded fixed maturity securities AFS, short-term investments, cash equivalents or cash. If the securities on loan, securities pledged or the reinvestment portfolio become less liquid, liquidity resources within the general account are available to meet any potential cash demands when securities on loan or securities pledged are put back by the counterparty.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value for all asset classes, except mortgage loans, which are presented at carrying value at:

	December 31,
	2019	2018
	(In millions)
Invested assets on deposit (regulatory deposits)	$2,034	$1,788
Invested assets held in trust (collateral financing arrangement and reinsurance agreements)	2,991	2,971
Invested assets pledged as collateral (1)	24,493	24,168
Total invested assets on deposit, held in trust and pledged as collateral	$29,518	$28,927
__________________

(1)
The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 4), derivative transactions (see Note 9), secured debt (see Note 13), and a collateral financing arrangement (see Note 14).

See “— Securities Lending, Repurchase Agreements and FHLB of Boston Advance Agreements” for information regarding securities supporting securities lending, repurchase agreement transactions and FHLB of Boston short-term advance agreements and Note 7 for information regarding investments designated to the closed block. In addition, the Company’s investment in FHLB common stock, which is considered restricted until redeemed by the issuers, was $809 million and $793 million, at redemption value, at December 31, 2019 and 2018, respectively.
Purchased Credit Impaired Investments
Investments acquired with evidence of credit quality deterioration since origination and for which it is probable at the acquisition date that the Company will be unable to collect all contractually required payments are classified as purchased credit impaired (“PCI”) investments. For each investment, the excess of the cash flows expected to be collected as of the acquisition date over its acquisition date fair value is referred to as the accretable yield and is recognized in net investment income on an effective yield basis. If, subsequently, based on current information and events, it is probable that there is a significant increase in cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected to be collected, the accretable yield is adjusted prospectively. The excess of the contractually required payments (including interest) as of the acquisition date over the cash flows expected to be collected as of the acquisition date is referred to as the nonaccretable difference, and this amount is not expected to be realized in net investment income. Decreases in cash flows expected to be collected can result in OTTI.
The Company’s PCI investments had an outstanding principal balance of $3.3 billion and $4.0 billion at December 31, 2019 and 2018, respectively, which represents the contractually required principal and accrued interest payments whether or not currently due and a carrying value (estimated fair value of the investments plus accrued interest) of $2.7 billion and $3.3 billion at December 31, 2019 and 2018, respectively. Accretion of accretable yield on PCI investments recognized in earnings in net investment income was $178 million and $275 million for the years ended December 31, 2019 and 2018, respectively. Purchases of PCI investments were insignificant in both of the years ended December 31, 2019 and 2018.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Collectively Significant Equity Method Investments
The Company holds investments in real estate joint ventures, real estate funds and other limited partnership interests consisting of leveraged buy-out funds, hedge funds, private equity funds, joint ventures and other funds. The portion of these investments accounted for under the equity method had a carrying value of $15.6 billion at December 31, 2019. The Company’s maximum exposure to loss related to these equity method investments is limited to the carrying value of these investments plus unfunded commitments of $6.1 billion at December 31, 2019. Except for certain real estate joint ventures and certain funds, the Company’s investments in its remaining real estate funds and other limited partnership interests are generally of a passive nature in that the Company does not participate in the management of the entities.
As described in Note 1, the Company generally records its share of earnings in its equity method investments using a three-month lag methodology and within net investment income. Aggregate net investment income from these equity method investments exceeded 10% of the Company’s consolidated pre-tax income (loss) from continuing operations for two of the three most recent annual periods: 2019 and 2017. The Company is providing the following aggregated summarized financial data for such equity method investments, for the most recent annual periods, in order to provide comparative information. This aggregated summarized financial data does not represent the Company’s proportionate share of the assets, liabilities, or earnings of such entities.
The aggregated summarized financial data presented below reflects the latest available financial information and is as of, and for, the years ended December 31, 2019, 2018 and 2017. Aggregate total assets of these entities totaled $585.3 billion and $529.1 billion at December 31, 2019 and 2018, respectively. Aggregate total liabilities of these entities totaled $86.1 billion and $65.5 billion at December 31, 2019 and 2018, respectively. Aggregate net income (loss) of these entities totaled $47.0 billion, $52.5 billion and $37.9 billion for the years ended December 31, 2019, 2018 and 2017, respectively. Aggregate net income (loss) from the underlying entities in which the Company invests is primarily comprised of investment income, including recurring investment income and realized and unrealized investment gains (losses).
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
The following table presents the total assets and total liabilities relating to investment related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	December 31,
	2019		2018
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Renewable energy partnership (1)	$94	$—	$102	$—
Investment funds (2)	207	1	79	1
Other investments (1)	10	5	21	5
Total	$311	$6	$202	$6
__________________

(1)	Assets of the renewable energy partnership and other investments primarily consisted of other invested assets.

(2)	Assets of the investment funds primarily consisted of other invested assets at December 31, 2019 and cash and cash equivalents at December 31, 2018.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	December 31,
	2019		2018
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured Products (2)	$51,962	$51,962	$47,874	$47,874
U.S. and foreign corporate	1,764	1,764	932	932
Foreign government	136	136	—	—
Other limited partnership interests	6,674	12,016	5,641	9,888
Other invested assets	1,495	1,621	1,906	2,063
Other investments	450	497	296	300
Total	$62,481	$67,996	$56,649	$61,057
__________________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $6 million and $94 million at December 31, 2019 and 2018, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 21, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for each of the years ended December 31, 2019, 2018 and 2017.
The Company securitizes certain residential mortgage loans and acquires an interest in the related RMBS issued. While the Company has a variable interest in the issuer of the securities, it is not the primary beneficiary of the issuer of the securities since it does not have any rights to remove the servicer or veto rights over the servicer’s actions. The resulting gain (loss) from the securitization is included within net investment gains (losses). The estimated fair value of the related RMBS acquired in connection with the securitizations is included in the carrying amount and maximum exposure to loss for Structured Products presented in the table above.
The carrying value and the estimated fair value of mortgage loans were $443 million and $467 million, respectively, for loans sold during 2019, and $451 million and $478 million, respectively, for loans sold during 2018. Gains on securitizations of $24 million and $27 million for the years ended December 31, 2019 and 2018, respectively, were included within net investment gains (losses). The estimated fair value of RMBS acquired in connection with the securitizations was $131 million and $98 million at December 31, 2019 and 2018, respectively.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Investment income:
Fixed maturity securities AFS	$11,886	$11,946	$11,497
Equity securities	61	64	129
FVO Securities (1)	184	51	68
Mortgage loans	3,782	3,340	3,082
Policy loans	512	506	517
Real estate and real estate joint ventures	676	694	646
Other limited partnership interests	825	731	798
Cash, cash equivalents and short-term investments	457	387	228
Operating joint ventures	84	51	28
Other	348	364	192
Subtotal	18,815	18,134	17,185
Less: Investment expenses	1,422	1,285	1,122
Subtotal, net	17,393	16,849	16,063
Unit-linked investments (1)	1,475	(683)	1,300
Net investment income	$18,868	$16,166	$17,363
__________________

(1)
Changes in estimated fair value subsequent to purchase for investments still held as of the end of the respective periods included in net investment income were principally from Unit-linked investments, and were $1.0 billion, ($771) million and $662 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company invests in real estate joint ventures, other limited partnership interests and tax credit and renewable energy partnerships, and also does business through certain operating joint ventures, the majority of which are accounted for under the equity method. Net investment income (i) from other limited partnership interests and operating joint ventures, accounted for under the equity method, and (ii) real estate joint ventures and tax credit and renewable energy partnerships, primarily accounted for under the equity method, totaled $795 million, $592 million and $495 million for the years ended December 31, 2019, 2018 and 2017, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Total gains (losses) on fixed maturity securities AFS:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Consumer	$(23)	$(20)	$(4)
Finance	(1)	(9)	—
Industrial	(22)	(2)	—
Total U.S. and foreign corporate securities	(46)	(31)	(4)
Foreign government	(81)	(9)	—
ABS	—	—	(3)
RMBS	(2)	—	—
Municipals	—	—	(3)
OTTI losses on fixed maturity securities AFS recognized in earnings	(129)	(40)	(10)
Fixed maturity securities AFS — net gains (losses) on sales and disposals (1)	396	45	328
Total gains (losses) on fixed maturity securities AFS	267	5	318
Total gains (losses) on equity securities:
Total OTTI losses recognized — by security type:
Common stock	—	—	(24)
Non-redeemable preferred stock	—	—	(1)
OTTI losses on equity securities recognized in earnings	—	—	(25)
Equity securities — net gains (losses) on sales and disposals	50	118	117
Change in estimated fair value of equity securities (2)	84	(193)	—
Total gains (losses) on equity securities	134	(75)	92
Mortgage loans (1)	(11)	(56)	14
Real estate and real estate joint ventures	399	326	603
Other limited partnership interests	6	9	(59)
Other (3)	(142)	(169)	(113)
Subtotal	653	40	855
Change in estimated fair value of other limited partnership interests	(14)	12	—
Non-investment portfolio gains (losses) (4), (5)	(195)	(350)	(1,162)
Other	—	—	(1)
Subtotal	(209)	(338)	(1,163)
Total net investment gains (losses)	$444	$(298)	$(308)
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

(2)
Changes in estimated fair value subsequent to purchase for equity securities still held as of the end of the period included in net investment gains (losses) were $122 million and ($81) million for the years ended December 31, 2019 and 2018, respectively.

(3)
Other gains (losses) included tax credit partnership impairment losses of $92 million, leveraged lease impairment losses of $30 million and a renewable energy partnership disposal gain of $46 million for the year ended December 31, 2019. Other gains (losses) included renewable energy partnership disposal losses of $83 million and leveraged lease impairment losses of $105 million for the year ended December 31, 2018. Other gains (losses) included leveraged lease impairment losses of $79 million for the year ended December 31, 2017.

(4)
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
Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($124) million, ($16) million and ($6) million for the years ended December 31, 2019, 2018 and 2017, respectively.
Sales or Disposals and Impairments of Fixed Maturity Securities AFS
Sales of securities are determined on a specific identification basis. Proceeds from sales or disposals and the components of net investment gains (losses) were as shown in the table below:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Proceeds	$51,052	$85,058	$56,509
Gross investment gains	$889	$856	$753
Gross investment (losses)	(493)	(811)	(425)
OTTI losses	(129)	(40)	(10)
Net investment gains (losses)	$267	$5	$318

Credit Loss Rollforward of Fixed Maturity Securities AFS
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities AFS still held for which a portion of the OTTI loss was recognized in OCI:

	Years Ended December 31,
	2019	2018
	(In millions)
Balance at January 1,	$89	$138
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	(16)	(47)
Increase in cash flows — accretion of previous credit loss OTTI	(1)	(2)
Balance at December 31,	$72	$89

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
A synthetic GIC is a contract that simulates the performance of a traditional GIC through the use of financial instruments. The policyholder owns the underlying assets, and the Company provides a guarantee (or “wrap”) on the participant funds for an annual risk charge. The Company’s maximum exposure to loss on synthetic GICs is the notional amount, in the event the values of all of the underlying assets were reduced to zero. The Company’s risk is substantially lower due to contractual provisions that limit the portfolio to high quality assets, which are pre-approved and monitored for compliance, as well as the collection of risk charges. In addition, the crediting rates reset periodically to amortize market value gains and losses over a period equal to the duration of the wrapped portfolio, subject to a 0% floor. While plan participants may transact at book value, contract holder withdrawals may only occur immediately at market value, or at book value paid over a period of time per contract provisions. Synthetic GICs are not designated as hedging instruments.
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
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

	Primary Underlying Risk Exposure	December 31,
		2019			2018
			Estimated Fair Value			Estimated Fair Value
		Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$2,369	$2,667	$2	$2,446	$2,197	$2
Foreign currency swaps	Foreign currency exchange rate	1,304	16	17	1,233	54	—
Foreign currency forwards	Foreign currency exchange rate	2,336	1	40	2,140	28	18
Subtotal		6,009	2,684	59	5,819	2,279	20
Cash flow hedges:
Interest rate swaps	Interest rate	3,675	145	27	3,515	143	1
Interest rate forwards	Interest rate	7,364	83	144	3,022	—	216
Foreign currency swaps	Foreign currency exchange rate	36,983	1,627	1,430	35,931	1,796	1,831
Subtotal		48,022	1,855	1,601	42,468	1,939	2,048
NIFO hedges:
Foreign currency forwards	Foreign currency exchange rate	1,059	—	10	960	4	27
Currency options	Foreign currency exchange rate	4,200	33	91	5,137	3	202
Subtotal		5,259	33	101	6,097	7	229
Total qualifying hedges		59,290	4,572	1,761	54,384	4,225	2,297
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	58,083	2,867	185	54,891	1,796	175
Interest rate floors	Interest rate	12,701	155	—	12,701	102	—
Interest rate caps	Interest rate	42,622	18	5	54,575	154	1
Interest rate futures	Interest rate	2,423	2	3	2,353	1	3
Interest rate options	Interest rate	27,344	764	1	26,690	416	—
Interest rate forwards	Interest rate	129	1	2	234	1	15
Interest rate total return swaps	Interest rate	1,048	5	49	1,048	33	2
Synthetic GICs	Interest rate	30,341	—	—	25,700	—	—
Foreign currency swaps	Foreign currency exchange rate	13,699	644	461	11,388	884	458
Foreign currency forwards	Foreign currency exchange rate	13,507	50	393	13,417	198	213
Currency futures	Foreign currency exchange rate	880	7	—	847	4	—
Currency options	Foreign currency exchange rate	1,801	—	—	2,040	7	—
Credit default swaps — purchased	Credit	2,944	4	102	1,903	25	39
Credit default swaps — written	Credit	11,520	272	1	11,391	95	13
Equity futures	Equity market	4,540	6	8	2,992	13	77
Equity index options	Equity market	27,105	694	677	27,707	884	550
Equity variance swaps	Equity market	1,115	23	19	2,269	40	87
Equity total return swaps	Equity market	761	—	70	929	91	—
Total non-designated or nonqualifying derivatives		252,563	5,512	1,976	253,075	4,744	1,633
Total		$311,853	$10,084	$3,737	$307,459	$8,969	$3,930

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both December 31, 2019 and 2018. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

The Effects of Derivatives on the Consolidated Statements of Operations and Comprehensive Income (Loss)
The following table presents the consolidated financial statement location and amount of gain (loss) recognized on fair value, cash flow, NIFO, nonqualifying hedging relationships and embedded derivatives:

	Year Ended December 31, 2019
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(3)	$—	$—	$339	$1	$—	N/A
Hedged items	4	—	—	(369)	—	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(55)	24	—	—	—	—	N/A
Hedged items	56	(23)	—	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	(72)	—	—	—	—	N/A
Subtotal	2	(71)	—	(30)	1	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$622
Amount of gains (losses) reclassified from AOCI into income	23	4	—	—	—	2	(29)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(278)
Amount of gains (losses) reclassified from AOCI into income	(4)	240	—	—	—	2	(238)
Foreign currency transaction gains (losses) on hedged items	—	(236)	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	6
Amount of gains (losses) reclassified from AOCI into income	1	—	—	—	—	—	(1)
Subtotal	20	8	—	—	—	4	82
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	N/A	N/A	N/A	N/A	N/A	(32)
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	(4)
Subtotal	N/A	N/A	N/A	N/A	N/A	N/A	(36)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	(3)	—	1,263	39	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	(346)	2	—	—	N/A
Credit derivatives — purchased (1)	—	—	(38)	—	—	—	N/A
Credit derivatives — written (1)	—	—	248	—	—	—	N/A
Equity derivatives (1)	—	—	(1,339)	(205)	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	55	—	—	—	N/A
Subtotal	(3)	—	(157)	(164)	—	—	N/A
Earned income on derivatives	237	—	513	138	(147)	—	—
Embedded derivatives (2)	N/A	N/A	272	—	N/A	N/A	N/A
Total	$256	$(63)	$628	$(56)	$(146)	$4	$46

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

	Year Ended December 31, 2018
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$—	$—	$(220)	$—	$—	$—	N/A
Hedged items	—	—	226	—	—	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	—	—	156	—	—	—	N/A
Hedged items	—	—	(150)	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	—	(58)	—	—	—	N/A
Subtotal	—	—	(46)	—	—	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(257)
Amount of gains (losses) reclassified from AOCI into income	20	—	21	—	—	1	(42)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	414
Amount of gains (losses) reclassified from AOCI into income	(5)	—	(558)	—	—	2	561
Foreign currency transaction gains (losses) on hedged items	—	—	569	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	1	—	1	—	—	—	(2)
Subtotal	16	—	33	—	—	3	674
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	N/A	N/A	N/A	N/A	N/A	(125)
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	—
Subtotal	N/A	N/A	N/A	N/A	N/A	N/A	(125)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	4	—	(158)	(6)	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	518	(6)	—	—	N/A
Credit derivatives — purchased (1)	—	—	6	—	—	—	N/A
Credit derivatives — written (1)	—	—	(132)	—	—	—	N/A
Equity derivatives (1)	1	—	360	60	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(127)	—	—	—	N/A
Subtotal	5	—	467	48	—	—	N/A
Earned income on derivatives	360	—	547	11	(113)	(11)	—
Embedded derivatives (2)	N/A	N/A	(150)	—	N/A	N/A	N/A
Total	$381	$—	$851	$59	$(113)	$(8)	$549

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

	Year Ended December 31, 2017
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$—	$—	$(65)	$—	$—	$—	N/A
Hedged items	—	—	130	—	—	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	—	—	51	—	—	—	N/A
Hedged items	—	—	(26)	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	—	(40)	—	—	—	N/A
Subtotal	—	—	50	—	—	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$288
Amount of gains (losses) reclassified from AOCI into income	18	—	13	—	—	1	(32)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(335)
Amount of gains (losses) reclassified from AOCI into income	—	—	974	—	—	2	(976)
Foreign currency transaction gains (losses) on hedged items	—	—	(960)	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	1	—	—	—	(1)
Subtotal	18	—	28	—	—	3	(1,056)
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	N/A	N/A	N/A	N/A	N/A	(445)
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	—
Subtotal	N/A	N/A	N/A	N/A	N/A	N/A	(445)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	1	—	(549)	(1)	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	(742)	5	—	—	N/A
Credit derivatives — purchased (1)	—	—	(24)	—	—	—	N/A
Credit derivatives — written (1)	—	—	145	—	—	—	N/A
Equity derivatives (1)	(9)	—	(1,046)	(252)	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	198	—	—	—	N/A
Subtotal	(8)	—	(2,018)	(248)	—	—	N/A
Earned income on derivatives	299	—	551	9	(64)	(10)	—
Embedded derivatives (2)	N/A	N/A	799	—	N/A	N/A	N/A
Total	$309	$—	$(590)	$(239)	$(64)	$(7)	$(1,501)

__________________

(1)	Excludes earned income on derivatives.

(2)
The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($116) million, $133 million and ($190) million for the years ended December 31, 2019, 2018 and 2017, respectively.

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
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

	December 31, 2019
Balance Sheet Line Item	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities) (1)
	(In millions)
Fixed maturity securities AFS	$2,736	$(1)
Mortgage loans	$1,159	$2
Future policy benefits	$(4,475)	$(908)
__________________

(1)	Includes ($1) million of hedging adjustments on discontinued hedging relationships.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were $58 million, $5 million and $13 million for the years ended December 31, 2019, 2018 and 2017, respectively.
At December 31, 2019 and 2018, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed eight years and four years, respectively.
At December 31, 2019 and 2018, the balance in AOCI associated with cash flow hedges was $2.2 billion and $2.1 billion, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At December 31, 2019, the Company expected to reclassify $37 million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

NIFO Hedges
The Company uses foreign currency exchange rate derivatives, which may include foreign currency forwards and currency options, to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. The Company also designates a portion of its foreign-denominated debt as a non-derivative hedging instrument of its net investments in foreign operations. The Company assesses hedge effectiveness of its derivatives based upon the change in forward rates and assesses its non-derivative hedging instruments based upon the change in spot rates. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
When net investments in foreign operations are sold or substantially liquidated, the amounts in AOCI are reclassified to the statement of operations.
At December 31, 2019 and 2018, the cumulative foreign currency translation gain (loss) recorded in AOCI related to NIFO hedges was $148 million and $184 million, respectively. At December 31, 2019 and 2018, the carrying amount of debt designated as a non-derivative hedging instrument was $387 million and $0, respectively. See Note 13 for additional information on foreign-denominated debt.
Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the nonqualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $11.5 billion and $11.4 billion at December 31, 2019 and 2018, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At December 31, 2019 and 2018, the Company would have received $271 million and $82 million, respectively, to terminate all of these contracts.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	December 31,
	2019			2018
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$4	$298	1.7	$4	$354	1.7
Credit default swaps referencing indices	35	2,175	2.2	28	2,154	2.5
Subtotal	39	2,473	2.2	32	2,508	2.4
Baa
Single name credit default swaps (3)	3	216	1.5	3	482	1.5
Credit default swaps referencing indices	203	8,539	5.0	40	8,056	5.0
Subtotal	206	8,755	4.9	43	8,538	4.8
Ba
Single name credit default swaps (3)	—	9	5.0	—	15	2.0
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	—	9	5.0	—	15	2.0
B
Single name credit default swaps (3)	—	10	0.5	—	—	—
Credit default swaps referencing indices	26	273	5.0	7	330	5.0
Subtotal	26	283	4.8	7	330	5.0
Total	$271	$11,520	4.3	$82	$11,391	4.3
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	December 31,
	2019		2018
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$9,574	$3,624	$8,805	$3,758
OTC-cleared (1)	606	81	245	33
Exchange-traded	15	11	18	80
Total gross estimated fair value of derivatives presented on the consolidated balance sheets (1)	10,195	3,716	9,068	3,871
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,664)	(2,664)	(2,570)	(2,570)
OTC-cleared	(38)	(38)	(25)	(25)
Exchange-traded	(2)	(2)	(1)	(1)
Cash collateral: (3), (4)
OTC-bilateral	(5,317)	—	(4,709)	—
OTC-cleared	(560)	(4)	(145)	—
Exchange-traded	—	(5)	—	(57)
Securities collateral: (5)
OTC-bilateral	(1,521)	(935)	(1,266)	(1,134)
OTC-cleared	—	(39)	—	(8)
Exchange-traded	—	(4)	—	(7)
Net amount after application of master netting agreements and collateral	$93	$25	$352	$69
__________________

(1)
At December 31, 2019 and 2018, derivative assets included income or (expense) accruals reported in accrued investment income or in other liabilities of $111 million and $99 million, respectively, and derivative liabilities included (income) or expense accruals reported in accrued investment income or in other liabilities of ($21) million and ($59) million, respectively.

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At December 31, 2019 and 2018, the Company received excess cash collateral of $389 million and $135 million, respectively, and provided excess cash collateral of $266 million and $226 million, respectively, which is not included in the table above due to the foregoing limitation.

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at December 31, 2019, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At December 31, 2019 and 2018, the Company received excess securities collateral with an estimated fair value of $156 million and $70 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At December 31, 2019 and 2018, the Company provided excess securities collateral with an estimated fair value of $189 million and $212 million, respectively, for its OTC-bilateral derivatives, $1.0 billion and $601 million, respectively, for its OTC-cleared derivatives, and $143 million and $90 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the collateral amount owed by that counterparty reaches a minimum transfer amount. All of the Company’s netting agreements for derivatives contain provisions that require both the Company and the counterparty to maintain a specific investment grade credit rating from each of Moody’s and S&P. If a party’s credit or financial strength rating, as applicable, were to fall below that specific investment grade credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement and payment based on such party’s reasonable valuation of the derivatives. A small number of these arrangements also include credit-contingent provisions that include a threshold above which collateral must be posted. Such agreements provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the credit ratings of MetLife, Inc. and/or the counterparty. At December 31, 2019, the amount of collateral not provided by the Company due to the existence of these thresholds was $15 million.
The following table presents the estimated fair value of the Company’s OTC-bilateral derivatives that were in a net liability position after considering the effect of netting agreements, together with the estimated fair value and balance sheet location of the collateral pledged.

	December 31,
	2019			2018
	Derivatives Subject to Credit-Contingent Provisions	Derivatives Not Subject to Credit-Contingent Provisions	Total	Derivatives Subject to Credit-Contingent Provisions	Derivatives Not Subject to Credit-Contingent Provisions	Total
	(In millions)
Estimated Fair Value of Derivatives in a Net Liability Position (1)	$874	$85	$959	$1,148	$40	$1,188
Estimated Fair Value of Collateral Provided:
Fixed maturity securities AFS	$983	$80	$1,063	$1,218	$9	$1,227
Cash	$—	$—	$—	$6	$—	$6
__________________

(1)	After taking into consideration the existence of netting agreements.

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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

		December 31,
	Balance Sheet Location	2019	2018
		(In millions)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$60	$71
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$312	$298
Assumed guaranteed minimum benefits	Policyholder account balances	312	495
Funds withheld on ceded reinsurance	Other liabilities	36	(41)
Fixed annuities with equity indexed returns	Policyholder account balances	130	58
Other guarantees	Policyholder account balances	12	—
Embedded derivatives within liability host contracts		$802	$810

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
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	December 31, 2019
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$81,501	$6,252	$87,753
Foreign government	—	67,112	117	67,229
Foreign corporate	—	56,188	7,977	64,165
U.S. government and agency	21,058	21,026	—	42,084
RMBS	3	25,682	2,862	28,547
ABS	—	13,326	1,216	14,542
Municipals	—	13,046	7	13,053
CMBS	—	10,067	380	10,447
Total fixed maturity securities AFS	21,061	287,948	18,811	327,820
Equity securities	794	118	430	1,342
Unit-linked and FVO Securities (1)	10,598	1,879	625	13,102
Short-term investments (2)	2,042	1,108	32	3,182
Residential mortgage loans — FVO	—	—	188	188
Other investments	74	160	455	689
Derivative assets: (3)
Interest rate	2	6,616	89	6,707
Foreign currency exchange rate	7	2,336	35	2,378
Credit	—	244	32	276
Equity market	6	686	31	723
Total derivative assets	15	9,882	187	10,084
Embedded derivatives within asset host contracts (4)	—	—	60	60
Separate account assets (5)	86,790	100,668	987	188,445
Total assets (6)	$121,374	$401,763	$21,775	$544,912
Liabilities
Derivative liabilities: (3)
Interest rate	$3	$220	$195	$418
Foreign currency exchange rate	—	2,324	118	2,442
Credit	—	102	1	103
Equity market	8	747	19	774
Total derivative liabilities	11	3,393	333	3,737
Embedded derivatives within liability host contracts (4)	—	—	802	802
Separate account liabilities (5)	1	14	7	22
Total liabilities	$12	$3,407	$1,142	$4,561

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

	December 31, 2018
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$74,874	$4,074	$78,948
Foreign government	—	62,150	138	62,288
Foreign corporate	—	50,310	6,393	56,703
U.S. government and agency	19,656	19,666	—	39,322
RMBS	—	24,734	3,227	27,961
ABS	—	11,775	697	12,472
Municipals	—	11,533	—	11,533
CMBS	—	8,696	342	9,038
Total fixed maturity securities AFS	19,656	263,738	14,871	298,265
Equity securities	916	105	419	1,440
Unit-linked and FVO Securities (1)	10,216	1,995	405	12,616
Short-term investments (2)	1,470	1,746	33	3,249
Residential mortgage loans — FVO	—	—	299	299
Other investments	80	118	39	237
Derivative assets: (3)
Interest rate	1	4,809	33	4,843
Foreign currency exchange rate	4	2,922	52	2,978
Credit	—	91	29	120
Equity market	13	956	59	1,028
Total derivative assets	18	8,778	173	8,969
Embedded derivatives within asset host contracts (4)	—	—	71	71
Separate account assets (5)	79,726	94,886	944	175,556
Total assets (6)	$112,082	$371,366	$17,254	$500,702
Liabilities
Derivative liabilities: (3)
Interest rate	$3	$194	$218	$415
Foreign currency exchange rate	—	2,660	89	2,749
Credit	—	48	4	52
Equity market	77	550	87	714
Total derivative liabilities	80	3,452	398	3,930
Embedded derivatives within liability host contracts (4)	—	—	810	810
Separate account liabilities (5)	1	20	7	28
Total liabilities	$81	$3,472	$1,215	$4,768
__________________

(1)	Unit-linked and FVO Securities were primarily comprised of Unit-linked investments at both December 31, 2019 and 2018.

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

(6)
Total assets included in the fair value hierarchy exclude other limited partnership interests that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. At December 31, 2019 and 2018, the estimated fair value of such investments was $95 million and $145 million, respectively.

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
The valuation approaches and key inputs for each category of assets or liabilities that are classified within Level 2 and Level 3 of the fair value hierarchy are presented below. The primary valuation approaches are the market approach, which considers recent prices from market transactions involving identical or similar assets or liabilities, and the income approach, which converts expected future amounts (e.g. cash flows) to a single current, discounted amount. The valuation of most instruments listed below is determined using independent pricing sources, matrix pricing, discounted cash flow methodologies or other similar techniques that use either observable market inputs or unobservable inputs.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

Instrument		Level 2 Observable Inputs	Level 3 Unobservable Inputs
Fixed maturity securities AFS
U.S. corporate and Foreign corporate securities
	Valuation Approaches: Principally the market and income approaches.		Valuation Approaches: Principally the market approach.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	illiquidity premium
	•	benchmark yields; spreads off benchmark yields; new issuances; issuer ratings	•	delta spread adjustments to reflect specific credit-related issues
	•	trades of identical or comparable securities; duration	•	credit spreads
	•	privately-placed securities are valued using the additional key inputs:	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
• market yield curve; call provisions
		• observable prices and spreads for similar public or private securities that incorporate the credit quality and industry sector of the issuer	•	independent non-binding broker quotations
• delta spread adjustments to reflect specific credit-related issues
Foreign government securities, U.S. government and agency securities and Municipals
	Valuation Approaches: Principally the market approach.		Valuation Approaches: Principally the market approach.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	independent non-binding broker quotations
	•	benchmark U.S. Treasury yield or other yields	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
	•	the spread off the U.S. Treasury yield curve for the identical security
	•	issuer ratings and issuer spreads; broker-dealer quotes	•	credit spreads
	•	comparable securities that are actively traded
Structured Products
	Valuation Approaches: Principally the market and income approaches.		Valuation Approaches: Principally the market and income approaches.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	credit spreads
	•	spreads for actively traded securities; spreads off benchmark yields	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
	•	expected prepayment speeds and volumes
	•	current and forecasted loss severity; ratings; geographic region	•	independent non-binding broker quotations
	•	weighted average coupon and weighted average maturity	•	credit ratings
	•	average delinquency rates; debt-service coverage ratios
	•	credit ratings
	•	issuance-specific information, including, but not limited to:
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

					December 31, 2019				December 31, 2018				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	5	-	145	110	85	-	134	104	Increase
	•	Market pricing	•	Quoted prices (4)	25	-	131	100	25	-	638	110	Increase
	•	Consensus pricing	•	Offered quotes (4)	81	-	109	102	100	-	110	102	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	119	95	—	-	106	94	Increase (5)
ABS	•	Market pricing	•	Quoted prices (4)	3	-	119	98	3	-	116	97	Increase (5)
	•	Consensus pricing	•	Offered quotes (4)	99	-	104	100	100	-	103	101	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	190	-	251		268	-	317		Increase (7)
			•	Repurchase rates (8)	(6)	-	6		(5)	-	6		Decrease (7)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	(125)	-	328		(20)	-	328		Increase (7)
Credit	•	Present value techniques	•	Credit spreads (9)	96	-	100		97	-	103		Decrease (7)
	•	Consensus pricing	•	Offered quotes (10)
Equity market	•	Present value techniques or option pricing models	•	Volatility (11)	14%	-	23%		21%	-	26%		Increase (7)
			•	Correlation (12)	10%	-	30%		10%	-	30%
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.18%		0%	-	0.18%		Decrease (13)
				Ages 41 - 60	0.03%	-	0.80%		0.03%	-	0.80%		Decrease (13)
				Ages 61 - 115	0.13%	-	100%		0.12%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (14)
				Durations 11 - 20	0.50%	-	100%		2%	-	100%		Decrease (14)
				Durations 21 - 116	0.50%	-	100%		1.25%	-	100%		Decrease (14)
			•	Utilization rates	0%	-	22%		0%	-	25%		Increase (15)
			•	Withdrawal rates	0%	-	20%		0%	-	20%		(16)
			•	Long-term equity volatilities	6.01%	-	30%		7.16%	-	30%		Increase (17)
			•	Nonperformance risk spread	0.03%	-	1.30%		0.04%	-	1.77%		Decrease (18)

__________________

(1)	The weighted average for fixed maturity securities AFS is determined based on the estimated fair value of the securities.

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

(10)	At both December 31, 2019 and 2018, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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

Generally, all other classes of assets and liabilities classified within Level 3 that are not included in the preceding table use the same valuation techniques and significant unobservable inputs as previously described for Level 3. The sensitivity of the estimated fair value to changes in the significant unobservable inputs for these other assets and liabilities is similar in nature to that described in the preceding table. The valuation techniques and significant unobservable inputs used in the fair value measurement for the more significant assets measured at estimated fair value on a nonrecurring basis and determined using significant unobservable inputs (Level 3) are summarized in “— Nonrecurring Fair Value Measurements.”

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (1)	Foreign Government	Structured Products	Municipals	Equity Securities	Unit-linked and FVO Securities
	(In millions)
Balance, January 1, 2018	$11,219	$209	$4,841	$—	$428	$362
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	9	3	82	—	(36)	6
Total realized/unrealized gains (losses) included in AOCI	(745)	(14)	(23)	—	—	—
Purchases (4)	1,903	5	1,142	—	13	263
Sales (4)	(1,464)	(47)	(946)	—	(28)	(176)
Issuances (4)	—	—	—	—	—	—
Settlements (4)	—	—	—	—	—	—
Transfers into Level 3 (5)	152	—	59	—	52	9
Transfers out of Level 3 (5)	(607)	(18)	(889)	—	(10)	(59)
Balance, December 31, 2018	10,467	138	4,266	—	419	405
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	(49)	—	46	—	47	48
Total realized/unrealized gains (losses) included in AOCI	893	(2)	42	—	—	—
Purchases (4)	3,689	10	1,338	7	65	203
Sales (4)	(870)	(24)	(737)	—	(98)	(39)
Issuances (4)	—	—	—	—	—	—
Settlements (4)	—	—	—	—	—	—
Transfers into Level 3 (5)	606	20	—	—	—	20
Transfers out of Level 3 (5)	(507)	(25)	(497)	—	(3)	(12)
Balance, December 31, 2019	$14,229	$117	$4,458	$7	$430	$625
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2017 (6)	$1	$4	$84	$—	$(17)	$19
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2018 (6)	$1	$1	$70	$—	$(26)	$8
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2019 (6)	$(50)	$—	$44	$—	$39	$48
Gains (Losses) Data for the year ended December 31, 2017:
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	$3	$4	$94	$—	$—	$22
Total realized/unrealized gains (losses) included in AOCI	$708	$—	$133	$—	$19	$—

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans - FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Balance, January 1, 2018	$33	$520	$—	$(132)	$(274)	$959
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	(1)	7	—	(161)	(150)	7
Total realized/unrealized gains (losses) included in AOCI	(1)	—	—	(140)	(15)	—
Purchases (4)	34	—	39	5	—	198
Sales (4)	(12)	(162)	—	—	—	(168)
Issuances (4)	—	—	—	(1)	—	(3)
Settlements (4)	—	(66)	—	204	(300)	(1)
Transfers into Level 3 (5)	—	—	—	—	—	53
Transfers out of Level 3 (5)	(20)	—	—	—	—	(108)
Balance, December 31, 2018	33	299	39	(225)	(739)	937
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	—	7	—	(108)	274	7
Total realized/unrealized gains (losses) included in AOCI	(1)	—	—	157	(2)	—
Purchases (4)	31	—	416	4	—	191
Sales (4)	(33)	(87)	—	—	—	(151)
Issuances (4)	—	—	—	(2)	—	(3)
Settlements (4)	—	(31)	—	29	(275)	2
Transfers into Level 3 (5)	2	—	—	(1)	—	—
Transfers out of Level 3 (5)	—	—	—	—	—	(3)
Balance, December 31, 2019	$32	$188	$455	$(146)	$(742)	$980
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2017 (6)	$—	$27	$—	$53	$793	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2018 (6)	$(1)	$(15)	$—	$(59)	$(150)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2019 (6)	$—	$(14)	$—	$(129)	$264	$—
Gains (Losses) Data for the year ended December 31, 2017:
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	$—	$40	$—	$87	$823	$(8)
Total realized/unrealized gains (losses) included in AOCI	$—	$—	$—	$216	$(46)	$—

__________________

(1)	Comprised of U.S. and foreign corporate securities.

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

	December 31,
	2019	2018
	(In millions)
Unpaid principal balance	$209	$344
Difference between estimated fair value and unpaid principal balance	(21)	(45)
Carrying value at estimated fair value	$188	$299
Loans in nonaccrual status	$47	$89
Loans more than 90 days past due	$18	$41
Loans in nonaccrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(19)	$(36)

Nonrecurring Fair Value Measurements
The following table presents information for assets measured at estimated fair value on a nonrecurring basis during the periods and still held at the reporting dates (for example, when there is evidence of impairment). The estimated fair values for these assets were determined using significant unobservable inputs (Level 3).

	At December 31,				Years Ended December 31,
	2019		2018		2019		2018		2017
	Carrying Value After Measurement				Gains (Losses)
	(In millions)
Other limited partnership interests (1)	N/A	(2)	N/A	(2)	N/A	(2)	N/A	(2)	$(65)
Other assets	$—		$—		$—		$—		$10
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

(2)
In connection with the 2018 adoption of guidance related to the recognition and measurement of financial instruments, other limited partnership interests for which the Company has virtually no influence over the investee’s operations are measured at estimated fair value on a recurring basis effective January 1, 2018.

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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	December 31, 2019
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$80,341	$—	$—	$83,079	$83,079
Policy loans	$9,680	$—	$326	$11,329	$11,655
Other invested assets	$1,183	$—	$809	$374	$1,183
Premiums, reinsurance and other receivables	$3,678	$—	$1,178	$2,706	$3,884
Other assets	$318	$—	$131	$188	$319
Liabilities
Policyholder account balances	$119,262	$—	$—	$122,998	$122,998
Long-term debt	$13,336	$—	$15,830	$—	$15,830
Collateral financing arrangement	$993	$—	$—	$810	$810
Junior subordinated debt securities	$3,150	$—	$4,405	$—	$4,405
Other liabilities	$2,045	$—	$540	$2,279	$2,819
Separate account liabilities	$110,837	$—	$110,837	$—	$110,837

	December 31, 2018
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$75,453	$—	$—	$76,379	$76,379
Policy loans	$9,699	$—	$338	$11,028	$11,366
Other invested assets	$1,177	$—	$793	$383	$1,176
Premiums, reinsurance and other receivables	$3,658	$—	$903	$2,894	$3,797
Other assets	$326	$—	$164	$186	$350
Liabilities
Policyholder account balances	$114,040	$—	$—	$114,924	$114,924
Long-term debt	$12,820	$—	$13,611	$—	$13,611
Collateral financing arrangement	$1,060	$—	$—	$853	$853
Junior subordinated debt securities	$3,147	$—	$3,738	$—	$3,738
Other liabilities	$2,963	$—	$1,324	$2,194	$3,518
Separate account liabilities	$104,010	$—	$104,010	$—	$104,010

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)

11. Leases
The Company, as lessee, has entered into various lease and sublease agreements primarily for office space. The Company has operating leases with remaining lease terms of less than one year to 15 years. The remaining lease terms for the subleases are less than one year to 10 years.
ROU Asset and Lease Liability
ROU assets and lease liabilities for operating leases were:

December 31, 2019
(In millions)
ROU asset (1)	$1,488
Lease liability (1)	$1,654
__________________

(1)	Assets and liabilities include amounts recognized upon adoption of ASU 2016-02. See Note 1.
Lease Costs
The components of operating lease costs were as follows:

For the Year Ended December 31
2019
(In millions)
Operating lease cost	$282
Variable lease cost	49
Sublease income	(89)
Net lease cost	$242

Operating lease expense was $342 million and $374 million for the years ended December 31, 2018 and 2017, respectively. Non-cancelable sublease income was $72 million and $46 million for the years ended December 31, 2018 and 2017, respectively.
Other Information
Supplemental other information related to operating leases was as follows:

December 31, 2019
(Dollars in millions)
Cash paid for amounts included in the measurement of lease liability - operating cash flows	$285
ROU assets obtained in exchange for new lease liabilities	$341
Weighted-average remaining lease term	8 years
Weighted-average discount rate	3.3%

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
11. Leases (continued)

Maturities of Lease Liabilities
Maturities of operating lease liabilities were as follows:

December 31, 2019
(In millions)
2020	$285
2021	266
2022	229
2023	213
2024	193
Thereafter	716
Total undiscounted cash flows	1,902
Less: interest	248
Present value of lease liability	$1,654

Future minimum gross rental payments relating to lease arrangements in effect as determined prior to the adoption of ASU 2016-02 were as follows:

December 31, 2018
(In millions)
2019	$292
2020	282
2021	260
2022	224
2023	209
Thereafter	859
Total	$2,126

See Notes 8 and 13 for information about the Company’s investments in leased real estate, leveraged and direct financing leases, and financing lease obligations.
See Note 17 for information on lease impairment charges.
12. Goodwill
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
12. Goodwill (continued)

Information regarding goodwill by segment, as well as Corporate & Other, was as follows:

	U.S.	Asia (1)	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Balance at January 1, 2017
Goodwill	$1,451	$4,596	$1,226	$1,060	$1,567	$—	$9,900
Accumulated impairment (2)	—	—	—	—	(680)	—	(680)
Total goodwill, net	1,451	4,596	1,226	1,060	887	—	9,220
Acquisition	—	—	—	—	—	103	103
Disposition (3)	—	—	(16)	—	—	—	(16)
Effect of foreign currency translation and other	—	77	96	110	—	—	283
Balance at December 31, 2017
Goodwill	1,451	4,673	1,306	1,170	1,567	103	10,270
Accumulated impairment	—	—	—	—	(680)	—	(680)
Total goodwill, net	1,451	4,673	1,306	1,170	887	103	9,590
Effect of foreign currency translation and other	—	17	(134)	(51)	—	—	(168)
Balance at December 31, 2018
Goodwill	1,451	4,690	1,172	1,119	1,567	103	10,102
Accumulated impairment	—	—	—	—	(680)	—	(680)
Total goodwill, net	1,451	4,690	1,172	1,119	887	103	9,422
Acquisitions	15	4	—	—	—	—	19
Disposition (4)	—	(71)	—	—	—	—	(71)
Effect of foreign currency translation and other	—	13	(73)	(2)	—	—	(62)
Balance at December 31, 2019
Goodwill	1,466	4,636	1,099	1,117	1,567	103	9,988
Accumulated impairment	—	—	—	—	(680)	—	(680)
Total goodwill, net	$1,466	$4,636	$1,099	$1,117	$887	$103	$9,308
__________________

(1)	Includes goodwill of $4.5 billion from the Japan operations at December 31, 2019, 2018 and 2017.

(2)	The $680 million accumulated impairment in the MetLife Holdings segment relates to the retail annuities business impaired in 2012 that was not part of the Separation. See Note 3.

(3)	In connection with the disposition of MetLife Afore, goodwill was reduced by $16 million for the year ended December 31, 2017. See Note 3.

(4)	In connection with the pending disposition of MetLife Hong Kong, goodwill was reduced by $71 million for the year ended December 31, 2019. See Note 3.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)

13. Long-term and Short-term Debt
Long-term and short-term debt outstanding, excluding debt relating to CSEs, was as follows:

								December 31,
	Interest Rates (1)							2019			2018
	Range			Weighted Average	Maturity			Face Value	Unamortized Discount and Issuance Costs	Carrying Value	Face Value	Unamortized Discount and Issuance Costs	Carrying Value
								(In millions)
Senior notes	0.50%	-	6.50%	4.72%	2022	-	2046	$12,460	$(81)	$12,379	$11,923	$(79)	$11,844
Surplus notes	7.63%	-	7.88%	7.79%	2024	-	2025	507	(4)	503	507	(4)	503
Other notes	1.76%	-	6.50%	4.62%	2020	-	2058	457	(3)	454	477	(4)	473
Financing lease obligations								125	—	125	4	—	4
Total long-term debt								13,549	(88)	13,461	12,911	(87)	12,824
Total short-term debt								235	—	235	268	—	268
Total								$13,784	$(88)	$13,696	$13,179	$(87)	$13,092
__________________

(1)	Range of interest rates and weighted average interest rates are for the year ended December 31, 2019.
The aggregate maturities of long-term debt at December 31, 2019 for the next five years and thereafter are $33 million in 2020, $27 million in 2021, $527 million in 2022, $1.0 billion in 2023, $2.0 billion in 2024 and $9.8 billion thereafter.
Financing lease obligations are collateralized and rank highest in priority, followed by unsecured senior notes and other notes, followed by subordinated debt which consists of junior subordinated debt securities (see Note 15). Payments of interest and principal on the Company’s surplus notes, which are subordinate to all other obligations of the operating company issuing the notes and are senior to obligations of MetLife, Inc., may be made only with the prior approval of the insurance department of the state of domicile of the notes issuer. The Company’s collateral financing arrangement (see Note 14) is supported by surplus notes of a subsidiary and, accordingly, has priority consistent with surplus notes.
Certain of the Company’s debt instruments and committed facilities, as well as its unsecured revolving credit facility, contain various administrative, reporting, legal and financial covenants. The Company believes it was in compliance with all applicable financial covenants at December 31, 2019.
Senior Notes
In June 2019, MetLife, Inc. redeemed for cash and canceled its £400 million ($509 million at repayment) aggregate principal amount 5.250% senior notes due June 2020 and the remaining $368 million aggregate principal amount of its 4.750% senior notes due February 2021. The Company recorded a premium of $40 million paid in excess of the debt principal and accrued and unpaid interest to other expenses for the year ended December 31, 2019.
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
In June 2018, MetLife, Inc. sold FVO Brighthouse Common Stock in exchange for $944 million aggregate principal amount of MetLife Inc.’s senior notes. MetLife, Inc. purchased and canceled $343 million of its $1,035 million aggregate principal

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
13. Long-term and Short-term Debt (continued)

amount 6.817% senior notes due August 2018; $469 million of its $1,035 million aggregate principal amount 7.717% senior notes due February 2019 and $132 million of its $1,000 million aggregate principal amount 4.750% senior notes due February 2021. In June 2018, MetLife, Inc. additionally purchased for cash and canceled $160 million of its $1,035 million aggregate principal amount 6.817% senior notes due August 2018. The Company recorded a premium of $30 million paid in excess of the debt principal and incurred $37 million of advisory and other fees related to the exchange transaction to other expenses for the year ended December 31, 2018. See Note 3 for additional information on the FVO Brighthouse Common Stock exchange transaction.
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
Term Loans
MetLife Private Equity Holdings, LLC (“MPEH”), a wholly-owned indirect investment subsidiary of MLIC, borrowed $350 million in December 2015 under a five-year credit agreement included within other notes in the table above. MPEH has pledged invested assets to secure the loans; however, these loans are non-recourse to MLIC and MetLife, Inc. In November 2017, this agreement was amended to extend the maturity to November 2022, change the amount MPEH may borrow on a revolving basis to $75 million from $100 million, and change the interest rate to a variable rate of three-month London Interbank Offered Rate (“LIBOR”) plus 3.25%, payable quarterly, from a variable rate of three-month LIBOR plus 3.70%. In December 2018, this agreement was further amended to change the interest rate to a variable rate of three-month LIBOR plus 3.10%. In December 2018, MPEH repaid $50 million of the initial borrowing. In November 2019, this agreement was further amended to extend the maturity to November 2024 and change the interest rate to a variable rate of three-month LIBOR plus 2.75%.
Short-term Debt
Short-term debt with maturities of one year or less was as follows:

	December 31,
	2019	2018
	(Dollars in millions)
Commercial paper	$99	$99
Short-term borrowings (1)	136	169
Total short-term debt	$235	$268
Average daily balance	$216	$429
Average days outstanding	34 days	32 days
__________________

(1)	Includes $136 million and $169 million at December 31, 2019 and 2018, respectively, of short-term debt related to repurchase agreements, secured by assets of subsidiaries.
For the years ended December 31, 2019, 2018 and 2017, the weighted average interest rate on short-term debt was 2.88%, 3.02% and 2.41%, respectively.
Interest Expense
Interest expense included in other expenses was $656 million, $827 million and $841 million for the years ended December 31, 2019, 2018 and 2017, respectively. Such amounts do not include interest expense on long-term debt related to CSEs, the collateral financing arrangement, or junior subordinated debt securities. See Notes 14 and 15.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
13. Long-term and Short-term Debt (continued)

Credit and Committed Facilities
At December 31, 2019, the Company maintained a $3.0 billion unsecured revolving credit facility (the “Credit Facility”) and certain committed facilities (the “Committed Facilities”) aggregating $3.3 billion. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
Credit Facility
The Company’s Credit Facility is used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. Total fees associated with the Credit Facility were $12 million, $10 million and $13 million for the years ended December 31, 2019, 2018 and 2017, respectively, and were included in other expenses. Information on the Credit Facility at December 31, 2019 was as follows:

Borrower(s)	Expiration		Maximum Capacity		Letters of Credit Issued	Drawdowns	Unused Commitments
			(In millions)
MetLife, Inc. and MetLife Funding, Inc.	December 2021	(1)	$3,000	(1)	$746	$—	$2,254
__________________

(1)	All borrowings under the Credit Facility must be repaid by December 20, 2021, except that letters of credit outstanding upon termination may remain outstanding until December 20, 2022.
Committed Facilities
Letters of credit issued under the Committed Facilities are used for collateral for certain of the Company’s affiliated reinsurance liabilities. Total fees associated with the Committed Facilities, included in other expenses, were $12 million, $15 million and $21 million for the years ended December 31, 2019, 2018 and 2017, respectively. Information on the Committed Facilities at December 31, 2019 was as follows:

Account Party/Borrower(s)	Expiration		Maximum Capacity	Letters of Credit Issued	Drawdowns	Unused Commitments
			(In millions)
MetLife Reinsurance Company of Vermont and MetLife, Inc.	December 2024	(1), (2)	$400	$396	$—	$4
MetLife Reinsurance Company of Vermont and MetLife, Inc.	December 2037	(1), (3)	2,896	2,460	—	436
Total			$3,296	$2,856	$—	$440
__________________

(1)	MetLife, Inc. is a guarantor under the applicable facility.

(2)	Capacity decreases in June 2022, December 2022, June 2023, December 2023 and December 2024 to $380 million, $360 million, $310 million, $260 million and $0, respectively.

(3)
Capacity at December 31, 2019 of $2.7 billion increases periodically to a maximum of $2.9 billion in 2024, decreases periodically commencing in 2025 to $2.0 billion in 2037, and decreases to $0 at expiration in December 2037. Unused commitment of $436 million is based on maximum capacity. At December 31, 2019, Brighthouse is a beneficiary of $2.5 billion of letters of credit issued under this facility and, in consideration, Brighthouse reimburses MetLife, Inc. for a portion of the letter of credit fees.

In addition to the Committed Facilities, see also “— Term Loans” for information about the undrawn line of credit facility in the amount of $75 million.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)

14. Collateral Financing Arrangement
Information related to the collateral financing arrangement associated with the closed block (see Note 7) was as follows at:

	December 31,
	2019	2018
	(In millions)
Surplus notes outstanding (1)	$993	$1,060
Receivable from unaffiliated financial institution (1)	$130	$139
Pledged collateral (2)	$58	$83
Assets held in trust (2)	$1,390	$1,370
__________________

(1)	Carrying value.

(2)	Estimated fair value.
Interest expense on the collateral financing arrangement was $38 million, $37 million and $30 million for the years ended December 31, 2019, 2018 and 2017, respectively, which is included in other expenses.
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
For the years ended December 31, 2019, 2018 and 2017, following regulatory approval, MRC repurchased $67 million, $61 million and $153 million, respectively, in aggregate principal amount of the surplus notes. Cumulatively, since December 2007, MRC repurchased $1.5 billion in aggregate principal amount of the surplus notes as of December 31, 2019. Payments made by the Company in 2019, 2018 and 2017 associated with the repurchases were exclusive of accrued interest on the surplus notes. In connection with the repurchases for the years ended December 31, 2019, 2018 and 2017, the Company received payments in the aggregate amount of $9 million, $7 million and $20 million, respectively, from the unaffiliated financial institution, which reduced the amount receivable from the unaffiliated financial institution by the same amounts. No other payments related to an increase or decrease in the estimated fair value of the surplus notes were made by MetLife, Inc. or received from the unaffiliated financial institution for the years ended December 31, 2019, 2018 or 2017.
A majority of the proceeds from the offering of the surplus notes was placed in a trust, which is consolidated by the Company, to support MRC’s statutory obligations associated with the assumed closed block liabilities. For the years ended December 31, 2019 and 2018, MRC transferred $2 million and $97 million, respectively, to the trust out of its general account. For the year ended December 31, 2017, MRC transferred $3 million out of the trust to its general account. The assets are principally invested in fixed maturity securities AFS and are presented as such within the Company’s consolidated balance sheets, with the related income included within net investment income on the Company’s consolidated statements of operations.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)

15. Junior Subordinated Debt Securities
Outstanding Junior Subordinated Debt Securities
Outstanding junior subordinated debt securities and exchangeable surplus trust securities which are exchangeable for junior subordinated debt securities prior to redemption or repayment, were as follows:

						December 31,
						2019			2018
Issuer	Issue Date	Interest Rate (1)	Scheduled Redemption Date	Interest Rate Subsequent to Scheduled Redemption Date (2)	Final Maturity	Face Value	Unamortized Discount and Issuance Costs	Carrying Value	Face Value	Unamortized Discount and Issuance Costs	Carrying Value
						(In millions)
MetLife, Inc.	December 2006	6.400%	December 2036	LIBOR + 2.205%	December 2066	$1,250	$(18)	$1,232	$1,250	$(19)	$1,231
MetLife Capital Trust IV (3)	December 2007	7.875%	December 2037	LIBOR + 3.960%	December 2067	700	(15)	685	700	(16)	684
MetLife, Inc.	April 2008	9.250%	April 2038	LIBOR + 5.540%	April 2068	750	(10)	740	750	(11)	739
MetLife, Inc.	July 2009	10.750%	August 2039	LIBOR + 7.548%	August 2069	500	(7)	493	500	(7)	493
						$3,200	$(50)	$3,150	$3,200	$(53)	$3,147
_________________

(1)	Prior to the scheduled redemption date, interest is payable semiannually in arrears.

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
15. Junior Subordinated Debt Securities (continued)

Interest expense on outstanding junior subordinated debt securities was $261 million, $258 million and $258 million for the years ended December 31, 2019, 2018 and 2017, respectively, which is included in other expenses.
16. Equity
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows at both December 31, 2019 and 2018:

Series	Shares Authorized	Shares Issued	Shares Outstanding
Series A preferred stock	27,600,000	24,000,000	24,000,000
Series C preferred stock	1,500,000	1,500,000	1,500,000
Series D preferred stock	500,000	500,000	500,000
Series E preferred stock	32,200	32,200	32,200
Series A Junior Participating Preferred Stock	10,000,000	—	—
Not designated	160,367,800	—	—
Total	200,000,000	26,032,200	26,032,200

In June 2018, MetLife, Inc. issued 32,200 shares of 5.625% Non-Cumulative Preferred Stock, Series E (the “Series E preferred stock”) with a $0.01 par value per share and a liquidation preference of $25,000 per share, for aggregate net proceeds of $780 million. MetLife, Inc. deposited the Series E preferred stock under a deposit agreement with a depositary, which issued interests in fractional shares of the Series E preferred stock in the form of depositary shares (“Series E Depositary Shares”) evidenced by depositary receipts; each Series E Depositary Share representing 1/1,000th interest in a share of the Series E preferred stock. In connection with the offering of the Series E Depositary Shares, MetLife, Inc. incurred approximately $25 million of issuance costs which have been recorded as a reduction of additional paid-in capital.
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
See Note 23 for information on MetLife, Inc.’s issuance of preferred stock subsequent to December 31, 2019.
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
The table below presents the dividend rates of MetLife, Inc.’s preferred stock outstanding at December 31, 2019:

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
MetLife, Inc. may, at its option, redeem the Series D preferred stock, (i) in whole but not in part at any time prior to March 15, 2028, within 90 days after the occurrence of a “rating agency event,” at a redemption price equal to $1,020 per share of Series D preferred stock, plus an amount equal to any dividends per share that have accrued but have not been declared and paid for the then-current dividend period to, but excluding, the redemption date; (ii) in whole but not in part, at any time prior to March 15, 2028, within 90 days after the occurrence of a “regulatory capital event”; and (iii) in whole or in part, at any time or from time to time, on or after March 15, 2028, in the case of (ii) or (iii), at a redemption price equal to $1,000 per share of Series D preferred stock, plus an amount equal to any dividends per share that have accrued but not been declared and paid for the then-current dividend period to, but excluding, such redemption date. MetLife, Inc. may, at its option, redeem the Series E preferred stock, (i) in whole but not in part at any time prior to June 15, 2023, within 90 days after the occurrence of a “rating agency event,” at a redemption price equal to $25,500 per share of Series E preferred stock (equivalent to $25.50 per Series E Depositary Share), plus an amount equal to any dividends per share that have accrued but have not been declared and paid for the then-current dividend period to, but excluding, the redemption date; (ii) in whole but not in part, at any time prior to June 15, 2023, within 90 days after the occurrence of a “regulatory capital event”; and (iii) in whole or in part, at any time or from time to time, on or after June 15, 2023, in the case of (ii) or (iii), at a redemption price equal to $25,000 per share of Series E preferred stock (equivalent to $25 per Series E Depositary Share), plus an amount equal to any dividends per share that have accrued but not been declared and paid for the then-current dividend period to, but excluding, such redemption date. A “rating agency event” means that any nationally recognized statistical rating organization that then publishes a rating for MetLife, Inc. amends, clarifies or changes the criteria used to assign equity credit to securities like the Series D preferred stock or Series E preferred stock, which results in the lowering of the equity credit assigned to the Series D preferred stock or Series E preferred stock, as applicable, or shortens the length of time that the Series D preferred stock or Series E preferred stock, as applicable, is assigned a particular level of equity credit. A “regulatory capital event” could occur as a result of a change or proposed change in capital adequacy rules (or the interpretation or application thereof) of any capital regulator, including but not limited to the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Federal Insurance Office, the National Association of Insurance Commissioners (“NAIC”) or any state insurance regulator as may then have group-wide oversight of MetLife, Inc.’s regulatory capital, from rules (or the interpretation or application thereof) in effect as of March 22, 2018, in the case of the Series D preferred stock, or June 4, 2018, in the case of the Series E preferred stock, that would create a more than insubstantial risk, as determined by MetLife, Inc., that the Series D preferred stock or the Series E preferred stock, as applicable, would not be treated as “Tier 1 capital” or as capital with attributes similar to those of Tier 1 capital, except that a “regulatory capital event” will not include a change or proposed change (or the interpretation or application thereof) that would result in the adoption of any criteria substantially the same as the criteria in the capital adequacy rules of the Federal Reserve Board applicable to bank holding companies as of March 22, 2018, in the case of the Series D preferred stock, or June 4, 2018, in the case of the Series E preferred stock.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)

On December 31, 2018, RCCs related to the Series A preferred stock and the Series C preferred stock expired.
The declaration, record and payment dates, as well as per share and aggregate dividend amounts, for MetLife, Inc.’s preferred stock were as follows for the years ended December 31, 2019, 2018 and 2017:

			Preferred Stock Dividend
			Series A		Series C		Series D		Series E
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate
			(In millions, except per share data)
Year Ended December 31, 2019
November 15, 2019	December 1, 2019	December 16, 2019	$0.253	$6	$—	$—	$—	$—	$—	$—
November 15, 2019	November 30, 2019	December 16, 2019	—	—	26.250	40	—	—	351.563	11
August 15, 2019	September 1, 2019	September 16, 2019	0.253	6	—	—	—	—	—	—
August 15, 2019	August 31, 2019	September 16, 2019	—	—	—	—	29.375	15	351.563	11
May 15, 2019	May 31, 2019	June 17, 2019	0.261	6	26.250	39	—	—	351.563	12
March 5, 2019	February 28, 2019	March 15, 2019	0.250	6	—	—	—	—	—	—
February 15, 2019	February 28, 2019	March 15, 2019	—	—	—	—	29.375	15	351.563	11
Total			$1.017	$24	$52.500	$79	$58.750	$30	$1,406.252	$45
Year Ended December 31, 2018
November 15, 2018	November 30, 2018	December 17, 2018	$0.253	$6	$26.250	$40	$—	$—	$351.563	$11
August 15, 2018	August 31, 2018	September 17, 2018	0.256	6	—	—	28.233	14	394.531	12
May 15, 2018	May 31, 2018	June 15, 2018	0.256	7	26.250	39	—	—	—	—
March 5, 2018	February 28, 2018	March 15, 2018	0.250	6	—	—	—	—	—	—
Total			$1.015	$25	$52.500	$79	$28.233	$14	$746.094	$23
Year Ended December 31, 2017
November 15, 2017	November 30, 2017	December 15, 2017	$0.253	$6	$26.250	$39	$—	$—	$—	$—
August 15, 2017	August 31, 2017	September 15, 2017	0.256	6	—	—	—	—	—	—
May 15, 2017	May 31, 2017	June 15, 2017	0.256	7	26.250	39	—	—	—	—
March 6, 2017	February 28, 2017	March 15, 2017	0.250	6	—	—	—	—	—	—
Total			$1.015	$25	$52.500	$78	$—	$—	$—	$—

See Note 23 for information on subsequent preferred stock dividends declared.
Common Stock
Issuances
For the years ended December 31, 2019, 2018 and 2017, MetLife, Inc. issued 5,856,057 shares, 3,114,141 shares and 4,680,116 shares of its common stock for $199 million, $108 million and $158 million, respectively, in connection with stock option exercises and other stock-based awards. There were no shares of common stock issued from treasury stock for each of the years ended December 31, 2019, 2018 and 2017.
Repurchase Authorizations
MetLife, Inc. announced that its Board of Directors authorized common stock repurchases as follows:

		Authorization Remaining at
Announcement Date	Authorization Amount	December 31, 2019
	(In millions)
July 31, 2019	$2,000	$985
November 1, 2018	$2,000	$—
May 22, 2018	$1,500	$—
November 1, 2017	$2,000	$—

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
For the years ended December 31, 2019, 2018 and 2017, MetLife, Inc. repurchased 49,131,501 shares, 88,029,138 shares and 56,599,540 shares under these repurchase authorizations for $2.3 billion, $4.0 billion, and $2.9 billion, respectively. At December 31, 2019, MetLife, Inc. had $985 million remaining under its common stock repurchase authorization. See Note 23 for information on subsequent common stock repurchases.
Dividends
The declaration, record and payment dates, as well as per share and aggregate dividend amounts, for MetLife, Inc.’s common stock were as follows for the years ended December 31, 2019, 2018 and 2017:

			Common Stock Dividend
Declaration Date	Record Date	Payment Date	Per Share	Aggregate
			(In millions, except per share data)
Year Ended December 31, 2019
October 22, 2019	November 5, 2019	December 13, 2019	$0.440	$406
July 8, 2019	August 6, 2019	September 13, 2019	0.440	413
April 23, 2019	May 7, 2019	June 13, 2019	0.440	419
January 7, 2019	February 5, 2019	March 13, 2019	0.420	405
Total			$1.740	$1,643
Year Ended December 31, 2018
October 23, 2018	November 6, 2018	December 13, 2018	$0.420	$415
July 6, 2018	August 6, 2018	September 13, 2018	0.420	419
April 24, 2018	May 7, 2018	June 13, 2018	0.420	428
January 5, 2018	February 5, 2018	March 13, 2018	0.400	416
Total			$1.660	$1,678
Year Ended December 31, 2017
October 24, 2017	November 6, 2017	December 13, 2017	$0.400	$422
July 7, 2017	August 7, 2017	September 13, 2017	0.400	427
April 25, 2017	May 8, 2017	June 13, 2017	0.400	431
January 6, 2017	February 6, 2017	March 13, 2017	0.400	437
Total			$1.600	$1,717

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)

Stock-Based Compensation Plans
Plans for Employees and Agents
Under the MetLife, Inc. 2015 Stock and Incentive Compensation Plan (the “2015 Stock Plan”), MetLife, Inc. may grant awards to employees and agents in the form of Stock Options, Stock Appreciation Rights, Performance Shares or Performance Share Units, Restricted Stock or Restricted Stock Units, Cash-Based Awards and Stock-Based Awards (each, as applicable, as defined in the 2015 Stock Plan with reference to shares of MetLife, Inc. common stock (“Shares”)). Awards under the 2015 Stock Plan and its predecessor plan, the MetLife, Inc. 2005 Stock and Incentive Compensation Plan (the “2005 Stock Plan”) were outstanding at December 31, 2019. MetLife, Inc. granted all awards to employees and agents in 2019 under the 2015 Stock Plan.
The aggregate number of Shares authorized for issuance under the 2015 Stock Plan at December 31, 2019 was 35,579,009.
With the exception of cash-settled awards and Performance Shares MetLife, Inc. granted in 2013 through 2018, which are re-measured quarterly, MetLife recognizes compensation expense related to awards under the 2005 Stock Plan or 2015 Stock Plan based on the number of awards it expects to vest, which represents the awards granted less expected forfeitures over the life of the award, as estimated at the date of grant. Unless MetLife observes a material deviation from the assumed forfeiture rate during the term in which the awards are expensed, MetLife recognizes any adjustment necessary to reflect differences in actual experience in the period the award becomes payable or exercisable.
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
Awards that have become payable in Shares but the issuance of which has been deferred (“Deferred Shares”), payable to employees or agents related to awards under all plans equaled 902,102 Shares at December 31, 2019.
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
The only awards MetLife, Inc. granted under the 2015 Director Stock Plan and its predecessor plan, the MetLife, Inc. 2005 Non-Management Director Stock Compensation Plan (the “2005 Director Stock Plan”), through December 31, 2019 were Stock-Based Awards that vested immediately. As a result, no awards under the 2005 Director Stock Plan or 2015 Director Stock Plan remained outstanding at December 31, 2019.
The aggregate number of Shares authorized for issuance under the 2015 Director Stock Plan at December 31, 2019 was 1,612,301.
MetLife recognizes compensation expense related to awards under the 2015 Director Stock Plan based on the number of Shares awarded.
Deferred Shares payable to Directors related to awards under the 2005 Director Stock Plan, 2015 Director Stock Plan, or earlier applicable plans equaled 275,521 Shares at December 31, 2019.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)

Compensation Expense Related to Stock-Based Compensation
The components of compensation expense related to stock-based compensation includes compensation expense related to Phantom Stock-Based Awards and excludes the insignificant compensation expense related to the 2015 Director Stock Plan. Those components were:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Stock Options and Unit Options	$7	$6	$8
Performance Shares and Performance Units (1)	89	23	62
Restricted Stock Units and Restricted Units	54	57	58
Total compensation expense	$150	$86	$128
Income tax benefit	$32	$18	$45
__________________

(1)
The Company may further adjust the number of Performance Shares and Performance Units it expects to vest, and the related compensation expense, if management changes its estimate of the most likely final performance factor.

The following table presents the total unrecognized compensation expense related to stock-based compensation and the expected weighted average period over which these expenses will be recognized at:

	December 31, 2019
	Expense	Weighted Average Period
	(In millions)	(Years)
Stock Options	$3	1.74
Performance Shares	$31	1.69
Restricted Stock Units	$39	1.91

Equity Awards
Stock Options
Stock Options are the contingent right of award holders to purchase Shares at a stated price for a limited time. All Stock Options have an exercise price equal to the closing price of a Share reported on the New York Stock Exchange (“NYSE”) on the date of grant and have a maximum term of 10 years. The majority of Stock Options MetLife, Inc. has granted have become or will become exercisable at a rate of one-third of each award on each of the first three anniversaries of the grant date. Other Stock Options have become or will become exercisable on the third anniversary of the grant date. Vesting is subject to continued service, except for employees who meet specified age and service criteria and in certain other limited circumstances.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)

Stock Option Activity
A summary of the activity related to Stock Options was as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(Years)	(In millions)
Outstanding at January 1, 2019	12,355,294	$36.70	3.56	$66
Granted	657,226	$44.65
Exercised	(3,846,478)	$32.38
Expired (2)	(113,847)	$28.35
Forfeited (3)	(40,872)	$44.97
Outstanding at December 31, 2019	9,011,323	$39.20	3.73	$106
Vested and expected to vest at December 31, 2019	8,996,220	$39.20	3.73	$106
Exercisable at December 31, 2019	7,833,189	$38.28	3.02	$99
__________________

(1)
The intrinsic value of each Stock Option is the closing price on a particular date less the exercise price of the Stock Option, so long as the difference is greater than zero. The aggregate intrinsic value of all outstanding Stock Options is computed using the closing Share price on December 31, 2019 of $50.97 and December 31, 2018 of $41.06, as applicable.

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)

The following table presents the weighted average assumptions, with the exception of risk-free rate (which is expressed as a range), that the model uses to determine the fair value of unexercised Stock Options:

	Years Ended December 31,
	2019	2018	2017
Dividend yield	3.76%	3.52%	3.05%
Risk-free rate of return	2.52% - 3.32%	2.02% - 3.40%	0.94% - 3.22%
Expected volatility	30.27%	34.18%	34.19%
Exercise multiple	1.43	1.43	1.43
Post-vesting termination rate	3.86%	3.77%	2.94%
Contractual term (years)	10	10	10
Expected life (years)	6	6	6
Weighted average exercise price of stock options granted	$44.65	$45.50	$46.85
Weighted average fair value of stock options granted	$10.36	$11.87	$12.36

The following table presents a summary of Stock Option exercise activity:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Total intrinsic value of stock options exercised	$60	$24	$59
Cash received from exercise of stock options	$125	$54	$116
Income tax benefit realized from stock options exercised	$13	$5	$20

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
For awards granted for the 2018 – 2020 and earlier performance periods in progress through December 31, 2019, the vested Performance Shares will be multiplied by a performance factor of 0% to 175% that the MetLife, Inc. Compensation Committee will determine in its discretion (subject to MetLife, Inc. meeting threshold performance goals related to its adjusted income or total shareholder return). In doing so, the Compensation Committee may consider MetLife, Inc.’s total shareholder return relative to the performance of its competitors and adjusted return on MetLife, Inc.’s common stockholders’ equity relative to its financial plan. MetLife estimates the fair value of Performance Shares each quarter until they become payable.
For awards granted for the 2019 – 2021 and later performance periods in progress through December 31, 2019, the vested Performance Shares will be multiplied by a performance factor of 0% to 175% that the MetLife, Inc. Compensation Committee will determine by (a) the Company’s annual adjusted return on equity performance over the three-year period compared to the Company’s three-year business plan goal; (b) the Company’s total shareholder return over the same three-year period compared to a peer group of companies; and (c) a cap of 100% if the Company’s total shareholder return for the three-year period is zero or less. The Compensation Committee will exclude the impact of a “Significant Event” from the Company’s adjusted return on equity or the business plan goal, to the extent the Committee determines in its informed judgment that the event changed the adjusted return on equity performance factor component. “Significant Events” include accounting changes, business combinations, restructuring, nonrecurring tax events, common share issuance or repurchases, catastrophes, litigation and regulatory settlements, asbestos and environment events, certain specified classes of non-coupon investments, and other significant nonrecurring, infrequent, or unusual items.
The performance factor for the 2016 - 2018 performance period was 87.7%.

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
Performance Share and Restricted Stock Unit Activity
The following table presents a summary of Performance Share and Restricted Stock Unit activity:

	Performance Shares		Restricted Stock Units
	Shares	Weighted Average Fair Value (1)	Units	Weighted Average Fair Value (1)
Outstanding at January 1, 2019	4,044,234	$34.18	2,946,269	$38.52
Granted	1,645,468	$39.35	1,610,594	$39.71
Forfeited (2)	(149,114)	$41.29	(161,131)	$40.37
Payable (3)	(1,594,846)	$34.30	(1,501,304)	$36.16
Outstanding at December 31, 2019	3,945,742	$43.40	2,894,428	$40.31
Vested and expected to vest at December 31, 2019	3,872,543	$43.40	2,837,658	$40.31
__________________

(1)
Values for awards outstanding at January 1, 2019, represent weighted average number of awards multiplied by the fair value per Share at December 31, 2018. Otherwise, all values represent weighted average of number of awards multiplied by the fair value per Share at December 31, 2019. Fair value of Restricted Stock Units on December 31, 2019 was equal to Grant Date fair value.

(2)
Forfeited awards were either (a) unvested or unexercisable at the end of the awardholder’s employment, where the awardholder did not meet the criteria for post-employment award continuation; or (b) held by awardholders the Company terminated from employment for cause as defined in the terms of the awards.

(3)	Includes both Shares paid and Deferred Shares for later payment.
Performance Share amounts above represent aggregate awards at target, and do not reflect potential increases or decreases that may result from the performance factor. At December 31, 2019, the performance period for the 2017 — 2019 Performance Share grants was completed, but the performance factor had not yet been determined. Included in the immediately preceding table are 1,068,099 outstanding Performance Shares to which the 2017 — 2019 performance factor will be applied.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)

Unit Options
Unit Options are the contingent right of award holders to receive a cash payment equal to the closing price of a Share on the exercise date, less the closing price on the grant date, if the difference is greater than zero, for a limited time. All Unit Options have an exercise price equal to the closing price of a Share reported on the NYSE on the date of grant and have a maximum term of 10 years. The majority of Unit Options have become or will become eligible for exercise at a rate of one-third of each award on each of the first three anniversaries of the grant date. Other Unit Options have become or will become eligible for exercise on the third anniversary of the grant date. Vesting is subject to continued service, except for employees who meet specified age and service criteria and in certain other limited circumstances.
Performance Units
Performance Units are units that, if they vest, are multiplied by a performance factor to produce a number of final Performance Units which are payable in cash equal to the closing price of a Share on a date following the last day of the three-year performance period. Performance Units are accounted for as liability awards. MetLife, Inc. does not credit them with dividend-equivalents for dividends paid on Shares. Accordingly, the estimated fair value of Performance Units is based upon the closing price of a Share on the date of grant, reduced by the present value of estimated dividends to be paid on that stock during the performance period. MetLife determines each performance period’s performance factor in the same way it does for the same performance period’s Performance Shares.
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
Liability Award Activity
The following table presents a summary of Liability Awards activity:

	Unit Options	Performance Units	Restricted Units
Outstanding at January 1, 2019	546,448	594,599	669,102
Granted	20,750	201,840	361,956
Exercised	(64,437)	—	—
Expired (1)	(1,074)	—	—
Forfeited (2)	—	(53,978)	(80,115)
Paid	—	(212,464)	(327,848)
Outstanding at December 31, 2019	501,687	529,997	623,095
Vested and expected to vest at December 31, 2019	500,904	512,752	605,633
__________________

(1)	Expired options were exercisable, but unexercised, as of their expiration date.

(2)
Forfeited awards were either (a) unvested or unexercisable at the end of the awardholder’s employment, where the awardholder did not meet the criteria for post-employment award continuation; or (b) held by awardholders the Company terminated from employment for cause as defined in the terms of the awards.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)

Performance Units amounts above represent aggregate awards at target, and do not reflect potential increases or decreases that may result from the performance factor. At December 31, 2019, the performance period for the 2017 - 2019 Performance Unit grants was completed, but the performance factor had not yet been determined. Included in the immediately preceding table are 166,191 outstanding Performance Units to which the 2017 - 2019 performance factor will be applied.
Statutory Equity and Income
The states of domicile of MetLife, Inc.’s U.S. insurance subsidiaries each impose risk-based capital (“RBC”) requirements that were developed by the NAIC. American Life does not write business in Delaware or any other U.S. state and, as such, is exempt from RBC requirements by Delaware law. Regulatory compliance is determined by a ratio of a company’s total adjusted capital, calculated in the manner prescribed by the NAIC (“TAC”) to its authorized control level RBC, calculated in the manner prescribed by the NAIC (“ACL RBC”), based on the statutory-based filed financial statements. Companies below specific trigger levels or ratios are classified by their respective levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is twice ACL RBC (“Company Action Level RBC”). While not required by or filed with insurance regulators, the Company also calculates an internally defined combined RBC ratio (“Statement-Based Combined RBC Ratio”), which is determined by dividing the sum of TAC for MetLife, Inc.’s principal U.S. insurance subsidiaries, excluding American Life, by the sum of Company Action Level RBC for such subsidiaries. The Company’s Statement-Based Combined RBC Ratio was in excess of 360% at both December 31, 2019 and 2018. In addition, all non-exempted U.S. insurance subsidiaries individually exceeded Company Action Level RBC for all periods presented.
MetLife, Inc.’s foreign insurance operations are regulated by applicable authorities of the jurisdictions in which each entity operates and are subject to minimum capital and solvency requirements in those jurisdictions before corrective action commences. At December 31, 2019 and 2018, the adjusted capital of American Life’s insurance subsidiary in Japan, the Company’s largest foreign insurance operation, was in excess of four times the 200% solvency margin ratio that would require corrective action. Excluding Japan, the aggregate required capital and surplus of the Company’s other foreign insurance operations was $3.8 billion and the aggregate actual regulatory capital and surplus of such operations was $9.9 billion as of the date of the most recent required capital adequacy calculation for each jurisdiction. The Company’s foreign insurance operations exceeded the minimum capital and solvency requirements as of the date of the most recent fiscal year-end capital adequacy calculation for each jurisdiction.
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
New York has adopted certain prescribed accounting practices, primarily consisting of the continuous Commissioners’ Annuity Reserve Valuation Method, which impacts deferred annuities, and the New York Special Consideration Letter, which mandates certain assumptions in asset adequacy testing. The collective impact of these prescribed accounting practices decreased the statutory capital and surplus of MLIC by $1.2 billion at both December 31, 2019 and 2018, compared to what capital and surplus would have been had it been measured under NAIC guidance.

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
Statutory net income (loss) was as follows:

		Years Ended December 31,
Company	State of Domicile	2019	2018	2017
		(In millions)
Metropolitan Life Insurance Company	New York	$3,859	$3,656	$1,982
American Life Insurance Company	Delaware	$1,386	$2,086	$3,077
Metropolitan Property and Casualty Insurance Company	Rhode Island	$245	$345	$197
Metropolitan Tower Life Insurance Company	Nebraska (1)	$(13)	$76	$164
Other	Various	$12	$16	$11

__________________

(1)
In April 2018, Metropolitan Tower Life Insurance Company (“MTL”) merged with General American Life Insurance Company (“MTL Merger”). The surviving entity of the merger was MTL, which re-domesticated from Delaware to Nebraska immediately prior to the merger.

Statutory capital and surplus was as follows at:

	December 31,
Company	2019	2018
	(In millions)
Metropolitan Life Insurance Company	$10,915	$11,098
American Life Insurance Company	$4,970	$4,921
Metropolitan Property and Casualty Insurance Company	$2,159	$2,322
Metropolitan Tower Life Insurance Company	$1,502	$1,549
Other	$105	$106

The Company’s U.S. captive life reinsurance subsidiaries, which reinsure risks including the closed block, level premium term life and ULSG assumed from other MetLife subsidiaries, have no state prescribed accounting practices, except for MetLife Reinsurance Company of Vermont (“MRV”).
MRV, with the explicit permission of the Commissioner of Insurance of the State of Vermont, has included, as admitted assets, the value of letters of credit serving as collateral for reinsurance credit taken by various affiliated cedants, in connection with reinsurance agreements entered into between MRV and the various affiliated cedants, which resulted in higher statutory capital and surplus of $2.0 billion and $2.8 billion for the years ended December 31, 2019 and 2018, respectively. MRV’s RBC would have triggered a regulatory event without the use of the state prescribed practice.
The combined statutory net income (loss) of MetLife, Inc.’s U.S. captive life reinsurance subsidiaries was ($27) million, ($59) million and $2.1 billion for the years ended December 2019, 2018 and 2017, respectively, and the combined statutory capital and surplus, including the aforementioned prescribed practice, was $695 million and $1.7 billion at December 31, 2019 and 2018, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)

Dividend Restrictions
Insurance Operations
The table below sets forth the dividends permitted to be paid by MetLife, Inc.’s primary insurance subsidiaries without insurance regulatory approval and the actual dividends paid:

	2020	2019	2018
Company	Permitted Without Approval (1)	Paid (2)	Paid (2)
	(In millions)
Metropolitan Life Insurance Company	$3,272	$3,065	$3,736
American Life Insurance Company	$51	$1,100	$3,200
Metropolitan Property and Casualty Insurance Company	$114	$430	$233
Metropolitan Tower Life Insurance Company	$149	$—	$191
__________________

(1)	Reflects dividend amounts that may be paid by the end of 2020 without prior regulatory approval.

(2)	Reflects all amounts paid, including those where regulatory approval was obtained as required.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)

Under the Rhode Island Insurance Code, Metropolitan Property and Casualty Insurance Company (“MPC”) is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to MetLife, Inc. as long as the aggregate amount of all such dividends in any 12 month period does not exceed the lesser of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year, or (ii) net income, excluding realized capital gains, for the immediately preceding calendar year, not including pro rata distributions of MPC’s own securities. In determining whether a dividend is extraordinary, MPC may include carry forward net income from the previous two calendar years, excluding realized capital gains less dividends paid in the second and immediately preceding calendar years. MPC will be permitted to pay a dividend to MetLife, Inc. in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Rhode Island Commissioner of Insurance (the “Rhode Island Commissioner”) and the Rhode Island Commissioner either approves the distribution of the dividend or does not disapprove the distribution within 30 days of its filing. Under the Rhode Island Insurance Code, the Rhode Island Commissioner has broad discretion in determining whether the financial condition of a stock property and casualty insurance company would support the payment of such dividends to its stockholders.
Under the Nebraska Insurance Code, MTL is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to MetLife, Inc. as long as the amount of the dividend, when aggregated with all other dividends in the preceding 12 months, does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains), not including pro rata distributions of MTL’s own securities. MTL will be permitted to pay a dividend to MetLife, Inc. in excess of the greater of such two amounts only if it files notice of the declaration of such a dividend and the amount thereof with the Director of the Nebraska Department of Insurance (the “Nebraska Director”) and the Nebraska Director either approves the distribution of the dividend or does not disapprove the distribution within 30 days of its filing. In addition, any dividend that exceeds earned surplus (defined as “unassigned funds (surplus)” excluding unrealized capital gains) as of the immediately preceding calendar year requires insurance regulatory approval. Under the Nebraska Insurance Code, the Nebraska Director has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.
MetLife, Inc.
In addition to regulatory restrictions on the payment of dividends by its insurance subsidiaries to MetLife, Inc., the payment of dividends by MetLife, Inc. to its stockholders is also subject to other restrictions. The declaration and payment of dividends are subject to the discretion of MetLife, Inc.’s Board of Directors and will depend on its financial condition, results of operations, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. In addition, the payment of dividends on MetLife, Inc.’s common stock, and MetLife, Inc.’s ability to repurchase its common stock, may be subject to restrictions described below arising under the terms of MetLife, Inc.’s Series A preferred stock and its junior subordinated debentures in situations where MetLife, Inc. may be experiencing financial stress, as described below. For purposes of this discussion, “junior subordinated debentures” are deemed to include MetLife, Inc.’s Fixed-to-Floating Rate Exchangeable Surplus Trust Securities, as discussed in Note 15.
“Dividend Stopper” Provisions in the Preferred Stock and Junior Subordinated Debentures
If MetLife, Inc. has not paid the full dividends on its preferred stock for the latest completed dividend period, MetLife, Inc. may not repurchase or pay dividends on its common stock during a dividend period under so-called “dividend stopper” provisions. Further, MetLife, Inc.’s Series A preferred stock and its junior subordinated debentures contain provisions that would suspend the payment of preferred stock dividends and interest on junior subordinated debentures if MetLife, Inc. fails to meet certain RBC ratio, net income and stockholders’ equity tests at specified times, except to the extent of the net proceeds from the issuance of certain securities during specified periods. If Series A preferred stock dividends or interest on junior subordinated debentures are not paid, certain provisions in those instruments (including under “dividend stopper” provisions) may restrict MetLife, Inc. from repurchasing its common or preferred stock or paying dividends on its common or preferred stock and interest on its junior subordinated debentures.

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
MetLife, Inc. is a party to certain RCCs which limit its ability to eliminate these restrictions through the repayment, redemption or purchase of junior subordinated debentures by requiring MetLife, Inc., with some limitations, to receive cash proceeds during a specified period from the sale of specified replacement securities prior to any repayment, redemption or purchase. See Note 15 for a description of such covenants.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to MetLife, Inc. was as follows:

	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2016	$10,785	$1,865	$(5,312)	$(1,972)	$5,366
OCI before reclassifications	5,392	(140)	765	(23)	5,994
Deferred income tax benefit (expense)	(1,732)	47	125	8	(1,552)
AOCI before reclassifications, net of income tax	14,445	1,772	(4,422)	(1,987)	9,808
Amounts reclassified from AOCI	(289)	(1,025)	—	167	(1,147)
Deferred income tax benefit (expense)	87	356	—	(43)	400
Amounts reclassified from AOCI, net of income tax	(202)	(669)	—	124	(747)
Disposal of subsidiary (2)	(2,286)	(305)	51	28	(2,512)
Deferred income tax benefit (expense)	800	107	(19)	(10)	878
Disposal of subsidiary, net of income tax	(1,486)	(198)	32	18	(1,634)
Balance at December 31, 2017	12,757	905	(4,390)	(1,845)	7,427
OCI before reclassifications	(8,735)	157	(679)	143	(9,114)
Deferred income tax benefit (expense)	1,961	(41)	36	(35)	1,921
AOCI before reclassifications, net of income tax	5,983	1,021	(5,033)	(1,737)	234
Amounts reclassified from AOCI	14	517	—	120	651
Deferred income tax benefit (expense)	(3)	(135)	—	(29)	(167)
Amounts reclassified from AOCI, net of income tax	11	382	—	91	484
Cumulative effects of changes in accounting principles	(425)	—	—	—	(425)
Deferred income tax benefit (expense), cumulative effects of changes in accounting principles	1,473	210	36	(382)	1,337
Cumulative effects of changes in accounting principles, net of income tax	1,048	210	36	(382)	912
Sale of subsidiary (2)	—	—	92	—	92
Balance at December 31, 2018	7,042	1,613	(4,905)	(2,028)	1,722
OCI before reclassifications	14,850	328	(43)	(88)	15,047
Deferred income tax benefit (expense)	(3,408)	34	21	14	(3,339)
AOCI before reclassifications, net of income tax	18,484	1,975	(4,927)	(2,102)	13,430
Amounts reclassified from AOCI	(265)	(268)	—	118	(415)
Deferred income tax benefit (expense)	61	(27)	—	(18)	16
Amounts reclassified from AOCI, net of income tax	(204)	(295)	—	100	(399)
Cumulative effects of changes in accounting principles	4	22	—	—	26
Deferred income tax benefit (expense), cumulative effects of changes in accounting principles	(1)	(4)	—	—	(5)
Cumulative effects of changes in accounting principles, net of income tax (3)	3	18	—	—	21
Balance at December 31, 2019	$18,283	$1,698	$(4,927)	$(2,002)	$13,052
__________________

(1)	See Note 8 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI, and the policyholder dividend obligation.

(2)	See Note 3.

(3)	See Note 1 for further information on adoption of new accounting pronouncements.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

	Years Ended December 31,
	2019	2018	2017
AOCI Components	Amounts Reclassified from AOCI			Consolidated Statements of Operations Locations
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$270	$6	$404	Net investment gains (losses)
Net unrealized investment gains (losses)	(30)	(1)	20	Net investment income
Net unrealized investment gains (losses)	25	(19)	(49)	Net derivative gains (losses)
Net unrealized investment gains (losses)	—	—	(86)	Discontinued operations
Net unrealized investment gains (losses), before income tax	265	(14)	289
Income tax (expense) benefit	(61)	3	(87)
Net unrealized investment gains (losses), net of income tax	204	(11)	202
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	23	20	18	Net investment income
Interest rate derivatives	4	—	—	Net investment gains (losses)
Interest rate derivatives	—	21	13	Net derivative gains (losses)
Interest rate derivatives	2	1	1	Other expenses
Interest rate derivatives	—	—	5	Discontinued operations
Foreign currency exchange rate derivatives	(4)	(5)	—	Net investment income
Foreign currency exchange rate derivatives	240	—	—	Net investment gains (losses)
Foreign currency exchange rate derivatives	—	(558)	974	Net derivative gains (losses)
Foreign currency exchange rate derivatives	2	2	2	Other expenses
Foreign currency exchange rate derivatives	—	—	11	Discontinued operations
Credit derivatives	1	1	—	Net investment income
Credit derivatives	—	1	1	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	268	(517)	1,025
Income tax (expense) benefit	27	135	(356)
Gains (losses) on cash flow hedges, net of income tax	295	(382)	669
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(145)	(145)	(190)
Amortization of prior service (costs) credit	27	25	23
Amortization of defined benefit plan items, before income tax	(118)	(120)	(167)
Income tax (expense) benefit	18	29	43
Amortization of defined benefit plan items, net of income tax	(100)	(91)	(124)
Total reclassifications, net of income tax	$399	$(484)	$747
__________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 18.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)

17. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Years Ended December 31,
	2019	2018
	(In millions)
Prepaid legal plans	$347	$296
Fee-based investment management	286	293
Recordkeeping and administrative services (1)	206	221
Administrative services-only contracts	210	205
Other revenue from service contracts from customers	240	241
Total revenues from service contracts from customers	1,289	1,256
Other	553	624
Total other revenues	$1,842	$1,880
__________________

(1)	Related to products and businesses no longer actively marketed by the Company.
Other Expenses
Information on other expenses was as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Employee related costs (1)	$3,665	$3,664	$3,595
Third party staffing costs	1,755	1,703	1,693
General and administrative expenses	901	910	1,129
Pension, postretirement and postemployment benefit costs	233	185	307
Premium taxes, other taxes, and licenses & fees	674	758	842
Commissions and other variable expenses	6,001	5,707	5,387
Capitalization of DAC	(3,358)	(3,254)	(3,002)
Amortization of DAC and VOBA	2,896	2,975	2,681
Amortization of negative VOBA	(33)	(56)	(140)
Interest expense on debt	955	1,122	1,129
Total other expenses	$13,689	$13,714	$13,621

__________________

(1)
Includes ($219) million, $0 and ($124) million for the years ended December 31, 2019, 2018 and 2017, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.

See Note 3 for further information on Separation-related transaction costs.
Capitalization of DAC and Amortization of DAC and VOBA
See Note 5 for additional information on DAC and VOBA including impacts of capitalization and amortization. See also Note 7 for a description of the DAC amortization impact associated with the closed block.
Expenses related to Debt
See Notes 13, 14, and 15 for attribution of interest expense by debt issuance and other expenses related to debt transactions.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
17. Other Revenues and Other Expenses (continued)

Restructuring Charges
In December 2019, the Company incurred the remaining restructuring charges related to its unit cost improvement program. During this program period, restructuring charges were included in other expenses and reported in Corporate & Other. Such restructuring charges were as follows:

	Years Ended December 31,
	2019	2018	2017
	Severance
	(In millions)
Balance at January 1,	$23	$22	$35
Restructuring charges	108	63	38
Cash payments	(74)	(62)	(51)
Balance at December 31,	$57	$23	$22
Total severance charges incurred since inception of initiative	$244	$136	$73

In addition to the above severance charges, the Company recognized lease and asset impairment charges of $43 million and $12 million for the years ended December 31, 2019 and 2018, respectively.
18. Employee Benefit Plans
Pension and Other Postretirement Benefit Plans
Certain subsidiaries of MetLife, Inc. sponsor a U.S. qualified and various U.S. and non-U.S. nonqualified defined benefit pension plans covering employees who meet specified eligibility requirements. U.S. pension benefits are provided utilizing either a traditional formula or cash balance formula. The traditional formula provides benefits that are primarily based upon years of credited service and final average earnings. The cash balance formula utilizes hypothetical or notional accounts which credit participants with benefits equal to a percentage of eligible pay, as well as interest credits, determined annually based upon the annual rate of interest on 30-year U.S. Treasury securities, for each account balance. In September 2018, the U.S. qualified and nonqualified defined benefit pension plans were amended, effective January 1, 2023, to provide benefits accruals for all active participants under the cash balance formula and to cease future accruals under the traditional formula. The U.S. nonqualified pension plans provide supplemental benefits in excess of limits applicable to a qualified plan. The non-U.S. pension plans generally provide benefits based upon either years of credited service and earnings preceding retirement or points earned on job grades and other factors in years of service.
These subsidiaries also provide certain postemployment benefits and certain postretirement medical and life insurance benefits for U.S. and non-U.S. retired employees. U.S. employees of these subsidiaries who were hired prior to 2003 (or, in certain cases, rehired during or after 2003) and meet age and service criteria while working for one of the subsidiaries may become eligible for these other postretirement benefits, at various levels, in accordance with the applicable plans. Virtually all retirees, or their beneficiaries, contribute a portion of the total costs of postretirement medical benefits. U.S. employees hired after 2003 are not eligible for any employer subsidy for postretirement medical benefits. In September 2018, the U.S. postretirement medical and life insurance benefit plans were amended, effective January 1, 2023, to discontinue the accrual of the employer subsidy credits for eligible employees.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
18. Employee Benefit Plans (continued)

The benefit obligations, funded status and net periodic benefit costs related to these pension and other postretirement benefits were comprised of the following:

	December 31, 2019						December 31, 2018
	Pension Benefits			Other Postretirement Benefits			Pension Benefits			Other Postretirement Benefits
	U.S. Plans	Non- U.S. Plans	Total	U.S. Plans	Non- U.S. Plans	Total	U.S. Plans	Non- U.S. Plans	Total	U.S. Plans	Non- U.S. Plans	Total
	(In millions)
Benefit obligations	$10,824	$1,126	$11,950	$1,247	$42	$1,289	$9,580	$1,011	$10,591	$1,288	$36	$1,324
Estimated fair value of plan assets	9,742	488	10,230	1,441	27	1,468	8,615	333	8,948	1,334	26	1,360
Over (under) funded status	$(1,082)	$(638)	$(1,720)	$194	$(15)	$179	$(965)	$(678)	$(1,643)	$46	$(10)	$36
Net periodic benefit costs	$244	$92	$336	$(70)	$3	$(67)	$176	$83	$259	$(66)	$2	$(64)

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
18. Employee Benefit Plans (continued)

Obligations and Funded Status

	December 31,
	2019		2018
	Pension Benefits (1)	Other Postretirement Benefits	Pension Benefits (1)	Other Postretirement Benefits
	(In millions)
Change in benefit obligations:
Benefit obligations at January 1,	$10,591	$1,324	$11,409	$1,674
Service costs	214	5	223	6
Interest costs	425	53	391	55
Plan participants’ contributions	—	32	—	30
Plan amendments	3	—	(110)	(7)
Net actuarial (gains) losses (2)	1,360	(31)	(713)	(348)
Acquisition, divestitures, settlements and curtailments	(5)	(3)	(6)	13
Benefits paid	(647)	(93)	(623)	(97)
Effect of foreign currency translation	9	2	20	(2)
Benefit obligations at December 31,	11,950	1,289	10,591	1,324
Change in plan assets:
Estimated fair value of plan assets at January 1,	8,948	1,360	9,688	1,434
Actual return on plan assets	1,619	173	(423)	(27)
Acquisition, divestitures and settlements	(5)	(3)	(5)	16
Plan participants’ contributions	—	32	—	32
Employer contributions	311	(2)	306	4
Benefits paid	(647)	(93)	(623)	(97)
Effect of foreign currency translation	4	1	5	(2)
Estimated fair value of plan assets at December 31,	10,230	1,468	8,948	1,360
Over (under) funded status at December 31,	$(1,720)	$179	$(1,643)	$36
Amounts recognized on the consolidated balance sheets:
Other assets	$147	$617	$135	$373
Other liabilities	(1,867)	(438)	(1,778)	(337)
Net amount recognized	$(1,720)	$179	$(1,643)	$36
AOCI:
Net actuarial (gains) losses	$3,009	$(359)	$2,979	$(269)
Prior service costs (credit)	(100)	(2)	(118)	(14)
AOCI, before income tax	$2,909	$(361)	$2,861	$(283)
Accumulated benefit obligation	$11,616	N/A	$10,301	N/A
__________________

(1)	Includes nonqualified unfunded plans, for which the aggregate PBO was $1.2 billion and $1.1 billion at December 31, 2019 and 2018, respectively.

(2)
Significant sources of actuarial (gains) losses for pension and other postretirement benefits during 2019 include the impact of changes to the financial assumptions of $1.2 billion and $66 million, respectively, and plan experience of $103 million and ($97) million, respectively. Significant sources of actuarial (gains) losses for pension and other postretirement benefits during 2018 include the impact of changes to the financial assumptions of ($796) million and ($192) million, respectively, demographic assumptions of $23 million and ($48) million, respectively, and plan experience of $60 million and ($108) million, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
18. Employee Benefit Plans (continued)

Information for pension plans and other postretirement benefit plans with PBOs and/or accumulated benefit obligations (“ABO”) or APBO in excess of plan assets was as follows at:

	December 31,
	2019	2018	2019	2018	2019	2018
	PBO Exceeds Estimated Fair Value of Plan Assets		ABO Exceeds Estimated Fair Value of Plan Assets		APBO Exceeds Estimated Fair Value of Plan Assets
	(In millions)
Projected benefit obligations	$2,287	$2,021	$2,227	$1,999	N/A	N/A
Accumulated benefit obligations	$2,162	$1,921	$2,113	$1,906	N/A	N/A
Accumulated postretirement benefit obligations	N/A	N/A	N/A	N/A	$812	$724
Estimated fair value of plan assets	$487	$301	$430	$280	$375	$388

Net Periodic Benefit Costs
The components of net periodic benefit costs and other changes in plan assets and benefit obligations recognized in OCI were as follows:

	Years Ended December 31,
	2019		2018		2017
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Net periodic benefit costs:
Service costs	$214	$5	$223	$6	$238	$6
Interest costs	425	53	391	55	429	76
Settlement and curtailment costs	—	2	(1)	—	4	2
Expected return on plan assets	(489)	(67)	(533)	(71)	(516)	(72)
Amortization of net actuarial (gains) losses	201	(48)	182	(34)	195	—
Amortization of prior service costs (credit)	(15)	(12)	(3)	(20)	(1)	(22)
Total net periodic benefit costs (credit)	336	(67)	259	(64)	349	(10)
Other changes in plan assets and benefit obligations recognized in OCI:
Net actuarial (gains) losses	231	(138)	244	(248)	149	(146)
Prior service costs (credit)	3	—	(110)	(7)	(1)	—
Amortization of net actuarial (gains) losses	(201)	48	(182)	34	(195)	—
Amortization of prior service (costs) credit	15	12	3	20	1	22
Disposal of subsidiary	—	—	—	—	(30)	2
Total recognized in OCI	48	(78)	(45)	(201)	(76)	(122)
Total recognized in net periodic benefit costs and OCI	$384	$(145)	$214	$(265)	$273	$(132)

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
18. Employee Benefit Plans (continued)

Assumptions
Assumptions used in determining benefit obligations for the U.S. plans were as follows:

	Pension Benefits			Other Postretirement Benefits
December 31, 2019
Weighted average discount rate	3.30%			3.45%
Weighted average interest crediting rate	3.99%			N/A
Rate of compensation increase	2.25%	-	8.50%	N/A
December 31, 2018
Weighted average discount rate	4.35%			4.35%
Weighted average interest crediting rate	4.09%			N/A
Rate of compensation increase	2.25%	-	8.50%	N/A
Assumptions used in determining net periodic benefit costs for the U.S. plans were as follows:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31, 2019
Weighted average discount rate	4.35%			4.35%
Weighted average interest crediting rate	4.01%			N/A
Weighted average expected rate of return on plan assets	5.75%			5.04%
Rate of compensation increase	2.25%	-	8.50%	N/A
Year Ended December 31, 2018
Weighted average discount rate	3.65%			3.70%
Weighted average interest crediting rate	4.13%			N/A
Weighted average expected rate of return on plan assets	5.75%			5.11%
Rate of compensation increase	2.25%	-	8.50%	N/A
Year Ended December 31, 2017
Weighted average discount rate	4.30%			4.45%
Weighted average interest crediting rate	5.46%			N/A
Weighted average expected rate of return on plan assets	6.00%			5.36%
Rate of compensation increase	2.25%	-	8.50%	N/A

The weighted average discount rate for the U.S. plans is determined annually based on the yield, measured on a yield to worst basis, of a hypothetical portfolio constructed of high quality debt instruments available on the measurement date, which would provide the necessary future cash flows to pay the aggregate PBO when due.
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
The weighted average expected rate of return on plan assets for use in that plan’s valuation in 2020 is currently anticipated to be 5.50% for U.S. pension benefits and 4.31% for U.S. other postretirement benefits.
The weighted average interest crediting rate is determined annually based on the plan selected rate, long-term financial forecasts of that rate and the demographics of the plan participants.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
18. Employee Benefit Plans (continued)

The assumed healthcare costs trend rates used in measuring the APBO and net periodic benefit costs were as follows:

	December 31,
	2019		2018
	Before Age 65	Age 65 and older	Before Age 65	Age 65 and older
Following year	4.9%	(1.0%)	5.4%	2.8%
Ultimate rate to which cost increase is assumed to decline	3.8%	3.8%	3.9%	4.2%
Year in which the ultimate trend rate is reached	2074	2074	2080	2097

Plan Assets
Certain U.S. subsidiaries provide employees with benefits under various Employee Retirement Income Security Act of 1974 (“ERISA”) benefit plans. These include qualified pension plans, postretirement medical plans and certain retiree life insurance coverage. The assets of these U.S. subsidiaries’ qualified pension plans are held in an insurance group annuity contract, and the vast majority of the assets of the postretirement medical plan are held in a trust which largely utilizes insurance contracts to hold the assets. All of these contracts are issued by the Company’s insurance affiliates, and the assets under the contracts are held in insurance separate accounts that have been established by the Company. The underlying assets of the separate accounts are principally comprised of cash and cash equivalents, short-term investments, fixed maturity securities AFS, equity securities, derivatives, real estate and private equity investments. The assets backing the retiree life coverage also utilize insurance contracts issued by the Company’s insurance affiliate and are held in a general account Life Insurance Funding Agreement.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
18. Employee Benefit Plans (continued)

The table below summarizes the actual weighted average allocation of the estimated fair value of total plan assets by asset class at December 31 for the years indicated and the approved target allocation by major asset class at December 31, 2019 for the Invested Plans:

	December 31,
	2019				2018
	U.S. Pension Benefits		U.S. Other Postretirement Benefits (1)		U.S. Pension Benefits	U.S. Other Postretirement Benefits (1)
	Target	Actual Allocation	Target	Actual Allocation	Actual Allocation	Actual Allocation
Asset Class
Fixed maturity securities AFS	82%	81%	95%	95%	82%	82%
Equity securities (2)	15%	12%	5%	5%	10%	18%
Alternative securities (3)	3%	7%	—%	—%	8%	—%
Total assets		100%		100%	100%	100%
__________________

(1)	U.S. other postretirement benefits do not reflect postretirement life’s plan assets invested in fixed maturity securities AFS.

(2)	Equity securities percentage includes derivative assets.

(3)	Alternative securities primarily include private equity and real estate funds.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
18. Employee Benefit Plans (continued)

The pension and other postretirement plan assets measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy are summarized as follows:

	December 31, 2019
	Pension Benefits				Other Postretirement Benefits
	Fair Value Hierarchy				Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
Corporate	$—	$3,750	$—	$3,750	$—	$278	$—	$278
U.S. government bonds	1,599	457	—	2,056	259	—	—	259
Foreign bonds	—	996	—	996	—	63	—	63
Federal agencies	—	106	—	106	—	9	—	9
Municipals	—	280	—	280	—	20	—	20
Short-term investments	—	192	—	192	24	383	—	407
Other (1)	328	620	—	948	151	219	3	373
Total fixed maturity securities AFS	1,927	6,401	—	8,328	434	972	3	1,409
Equity securities	962	215	—	1,177	59	—	—	59
Other investments	23	3	686	712	—	—	—	—
Derivative assets	10	3	—	13	—	—	—	—
Total assets	$2,922	$6,622	$686	$10,230	$493	$972	$3	$1,468

	December 31, 2018
	Pension Benefits				Other Postretirement Benefits
	Fair Value Hierarchy				Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
Corporate	$—	$3,350	$1	$3,351	$—	$313	$—	$313
U.S. government bonds	1,314	471	—	1,785	268	—	—	268
Foreign bonds	—	837	—	837	—	90	—	90
Federal agencies	—	88	—	88	—	16	—	16
Municipals	—	240	—	240	—	29	—	29
Short-term investments	1	198	—	199	1	397	—	398
Other (1)	210	590	1	801	3	69	—	72
Total fixed maturity securities AFS	1,525	5,774	2	7,301	272	914	—	1,186
Equity securities	706	195	—	901	155	18	—	173
Other investments	20	—	688	708	—	—	—	—
Derivative assets	33	4	1	38	1	—	—	1
Total assets	$2,284	$5,973	$691	$8,948	$428	$932	$—	$1,360
__________________

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
A rollforward of all pension and other postretirement benefit plan assets measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS:
	Corporate	Other (1)	Equity Securities	Other Investments	Derivative Assets
	(In millions)
Balance, January 1, 2018	$1	$10	$3	$622	$—
Realized gains (losses)	—	—	—	—	—
Unrealized gains (losses)	—	—	—	23	—
Purchases, sales, issuances and settlements, net	—	(3)	—	43	—
Transfers into and/or out of Level 3	—	(6)	(3)	—	1
Balance, December 31, 2018	$1	$1	$—	$688	$1
Realized gains (losses)	—	—	—	—	—
Unrealized gains (losses)	—	—	—	(1)	(1)
Purchases, sales, issuances and settlements, net	(1)	2	—	(1)	—
Transfers into and/or out of Level 3	—	—	—	—	—
Balance, December 31, 2019	$—	$3	$—	$686	$—
__________________

(1)	Other includes ABS and collateralized mortgage obligations.
For the year ended December 31, 2018, there were no other postretirement benefit plan assets measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
Expected Future Contributions and Benefit Payments
It is the subsidiaries’ practice to make contributions to the U.S. qualified pension plan to comply with minimum funding requirements of ERISA. In accordance with such practice, no contributions are expected to be required for 2020. The subsidiaries expect to make discretionary contributions to the qualified pension plan of $125 million in 2020. For information on employer contributions, see “— Obligations and Funded Status.”
Benefit payments due under the U.S. nonqualified pension plans are primarily funded from the subsidiaries’ general assets as they become due under the provisions of the plans, and therefore benefit payments equal employer contributions. The U.S. subsidiaries expect to make contributions of $70 million to fund the benefit payments in 2020.
Postretirement benefits are either: (i) not vested under law; (ii) a non-funded obligation of the subsidiaries; or (iii) both. Current regulations do not require funding for these benefits. The subsidiaries use their general assets, net of participant’s contributions, to pay postretirement medical claims as they come due. As permitted under the terms of the governing trust document, the subsidiaries may be reimbursed from plan assets for postretirement medical claims paid from their general assets. The U.S. subsidiaries expect to make contributions of $40 million towards benefit obligations in 2020 to pay postretirement medical claims.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
18. Employee Benefit Plans (continued)

Gross benefit payments for the next 10 years, which reflect expected future service where appropriate, are expected to be as follows:

	Pension Benefits	Other Postretirement Benefits
	(In millions)
2020	$649	$78
2021	$658	$74
2022	$670	$73
2023	$688	$72
2024	$711	$74
2025-2029	$3,690	$361

Defined Contribution Plans
Certain subsidiaries sponsor defined contribution plans under which a portion of employee contributions are matched. These subsidiaries contributed $96 million, $63 million and $72 million for the years ended December 31, 2019, 2018 and 2017, respectively.
19. Income Tax
The provision for income tax from continuing operations was as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Current:
U.S. federal	$(189)	$(207)	$(246)
U.S. state and local	4	11	5
Non-U.S.	850	932	891
Subtotal	665	736	650
Deferred:
U.S. federal	(235)	342	(2,373)
Non-U.S.	456	101	253
Subtotal	221	443	(2,120)
Provision for income tax expense (benefit)	$886	$1,179	$(1,470)

The Company’s income (loss) from continuing operations before income tax expense (benefit) was as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Income (loss) from continuing operations:
U.S.	$2,094	$(803)	$684
Non-U.S.	4,701	7,110	2,852
Total	$6,795	$6,307	$3,536

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Income Tax (continued)

The reconciliation of the income tax provision at the U.S. statutory rate (21% in 2019 and 2018; 35% in 2017) to the provision for income tax as reported for continuing operations was as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Tax provision at U.S. statutory rate	$1,427	$1,325	$1,238
Tax effect of:
Dividend received deduction	(37)	(35)	(67)
Tax-exempt income	(64)	(29)	(97)
Prior year tax (1)	(179)	(197)	(27)
Low income housing tax credits	(254)	(284)	(278)
Other tax credits	(52)	(79)	(102)
Foreign tax rate differential (2), (3), (4)	395	335	(95)
Change in valuation allowance	(22)	(2)	(8)
Separation tax benefits	—	—	(540)
U.S. Tax Reform impact (5), (6), (7)	(326)	78	(1,519)
Other, net (8)	(2)	67	25
Provision for income tax expense (benefit)	$886	$1,179	$(1,470)

__________________

(1)
As discussed further below, prior year tax includes a non-cash benefit related to an uncertain tax position of $158 million and $168 million for the years ended December 31, 2019 and 2018, respectively.

(2)
For the year ended December 31, 2019, foreign tax rate differential includes tax charges of $61 million from the definitive agreement to sell MetLife Hong Kong and $12 million related to the U.S. tax on Global Intangible Low-Taxed Income (“GILTI”), of which $35 million is a current year charge offset by a $23 million tax benefit revising the 2018 estimate.

(3)
For the year ended December 31, 2018, foreign tax rate differential includes tax charges of $45 million related to GILTI, $17 million related to a tax adjustment in Chile and $13 million from changes in the valuation of the peso in Argentina.

(4)
For the year ended December 31, 2017, foreign tax rate differential includes a net tax charge of $180 million as a result of repatriation. Included in the net tax charge of $180 million is a $444 million tax charge related to the repatriation of approximately $3.0 billion of pre-2017 earnings following the post-Separation review of the Company’s capital needs. This charge was partially offset by a $264 million tax benefit associated with dividends from other non-U.S. operations. This charge was recorded prior to U.S. Tax Reform.

(5)
For the year ended December 31, 2019, U.S. Tax Reform impact includes a $317 million tax benefit related to the deemed repatriation transition tax and $9 million related to the effect of sequestration on the alternative minimum tax credit.

(6)
For the year ended December 31, 2018, U.S. Tax Reform impact includes a $468 million tax charge related to the deemed repatriation transition tax, offset by a $390 million tax benefit related to the adjustment of deferred taxes due to the U.S. tax rate change. This excludes $12 million of tax provision at the U.S. statutory rate for a total tax reform charge of $66 million.

(7)	For the year ended December 31, 2017, U.S. Tax Reform impact of ($1.5) billion excludes ($101) million of tax provision at the U.S. statutory rate for a total tax reform benefit of ($1.6) billion.

(8)
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
The Company recorded estimates of the impacts of U.S. Tax Reform in the period of enactment, the fourth quarter of 2017. In 2018, these estimates were updated in accordance with SAB 118. However, the impact of certain provisions of U.S. Tax Reform remains uncertain. For instance, many regulations under the new law have not been finalized or have only recently been finalized, including certain rules on international taxation. As a result, the Company continued to report additional revisions resulting from U.S. Tax Reform in 2019.
The incremental financial statement impact related to U.S. Tax Reform was as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Income (loss) from continuing operations before provision for income tax	$—	$(58)	$(289)
Provision for income tax expense (benefit):
Deemed repatriation	(317)	468	170
Deferred tax revaluation	(9)	(402)	(1,790)
Total provision for income tax expense (benefit)	(326)	66	(1,620)
Income (loss) from continuing operations, net of income tax	326	(124)	1,331
Income tax (expense) benefit related to items of other comprehensive income (loss)	—	—	144
Increase to net equity from U.S. Tax Reform	$326	$(124)	$1,475

In accordance with SAB 118 issued by the SEC in December 2017, the Company recorded provisional amounts for certain items for which the income tax accounting was not complete. For these items, the Company recorded a reasonable estimate of the tax effects of U.S. Tax Reform. The estimates were reported as provisional amounts during the measurement period, which did not exceed one year from the date of enactment of U.S. Tax Reform. In 2018, the Company reflected adjustments to its provisional amounts upon obtaining, preparing, or analyzing additional information about facts and circumstances that existed as of the enactment date that, if known, would have affected the income tax effects initially reported as provisional amounts. While the SAB 118 provisional measurement period ended December 31, 2018, the Company continued to revise certain U.S. Tax Reform amounts in 2019.
As of December 31, 2017, the following items were considered provisional estimates due to complexities and ambiguities in U.S. Tax Reform which resulted in incomplete accounting for the tax effects of these provisions. Further guidance, either legislative or interpretive, and analysis were completed and updates were made to complete the accounting for these items during the measurement period as of December 31, 2018 and subsequent to the measurement period as of December 31, 2019:

•
Deemed Repatriation Transition Tax - The Company recorded a $170 million charge for this item for the year ended December 31, 2017. This charge was in addition to the $180 million charge recorded in the third quarter of 2017 resulting from the post-Separation review of the Company’s capital needs. The total transition tax liability recorded for the year ended December 31, 2017 was $350 million. In 2018, the IRS issued proposed regulations related to the transition tax. As a result, for the year ended December 31, 2018, the Company recorded a $468 million charge. In 2019, as a result of executing a binding agreement with the IRS, the Company recorded a tax benefit of $317 million to settle this matter. This agreement resolved uncertainty regarding the taxation of certain dividends from certain foreign subsidiaries paid prior to U.S. Tax Reform.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Income Tax (continued)

•
GILTI - U.S. Tax Reform imposes a minimum tax on GILTI, which is generally the excess income of foreign subsidiaries over a 10% rate of routine return on tangible business assets. For the year ended December 31, 2017, the Company did not record a tax charge for this item. In 2018, the Company established an accounting policy in which it treats taxes due on GILTI as a current-period expense when incurred. Accordingly, the Company recorded tax charges of $12 million and $45 million related to this income for the periods ended December 31, 2019 and 2018, respectively.

•
Compensation and Fringe Benefits - U.S. Tax Reform limits certain employer deductions for fringe benefit and related expenses and also repeals the exception allowing the deduction of certain performance-based compensation paid to certain senior executives. The Company recorded an $8 million tax charge, included within the deferred tax revaluation as of December 31, 2017. The Company determined that no additional adjustment was required for the years ended December 31, 2019 and 2018.

•
Alternative Minimum Tax Credits - U.S. Tax Reform eliminates the corporate alternative minimum tax and allows for minimum tax credit carryforwards to be used to offset future regular tax or to be refunded 50% each tax year beginning in 2018, with any remaining balance fully refunded in 2021. However, pursuant to the requirements of the Balanced Budget and Emergency Deficit Control Act of 1985, as amended, refund payments issued for corporations claiming refundable prior year alternative minimum tax credits are subject to a sequestration rate of 6.2%. The application of this fee to refunds in future years is subject to further guidance. Additionally, the sequestration reduction rate in effect at the time is subject to uncertainty. For the year ended December 31, 2017, the Company recorded a $9 million tax charge, included within the deferred tax revaluation. For the year ended December 31, 2018, the Company determined that no additional adjustment was required. In early 2019, the IRS issued guidance indicating that for years beginning after December 31, 2017, refund payments and credit elect and refund offset transactions due to refundable alternative minimum tax credits will not be subject to the sequestration fee. Accordingly, to reflect this guidance the Company recorded a $9 million tax benefit in 2019.

•
Tax Credit Partnerships - The reduction in the federal corporate income tax rate due to U.S. Tax Reform required adjustments for multiple investment portfolios, including tax credit partnerships and tax-advantaged leveraged leases. Certain tax credit partnership investments derive returns in part from income tax credits. The Company recognizes changes in tax attributes at the partnership level when reported by the investee in its financial information. The Company did not receive the necessary investee financial information to determine the impact of U.S. Tax Reform on the tax attributes of its tax credit partnership investments until the third quarter of 2018. Accordingly, prior to the third quarter of 2018, the Company applied prior law to these equity method investments in accordance with SAB 118. For the year ended December 31, 2018, after receiving additional investee information, a reduction in tax credit partnerships’ equity method income of $46 million, net of income tax, was included in net investment income. The tax-advantaged leveraged lease portfolio is valued on an after-tax yield basis. In 2018, the Company received third party data that was used to complete a comprehensive review of its portfolio to determine the full and complete impact of U.S. Tax Reform on these investments. As a result of this review, a tax benefit of $125 million was recorded for the year ended December 31, 2018. No additional adjustment was required for the year ended December 31, 2019.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Income Tax (continued)

U.S. Tax Reform required the Company to recognize a transition tax on all previously unremitted non-U.S. earnings at December 31, 2017. However, the Company has not provided for U.S. deferred taxes on the remaining excess of book bases over tax bases of certain investments in non-U.S. subsidiaries that are essentially permanent in duration. The amount of deferred tax liability related to the Company’s remaining basis difference in these non-U.S. subsidiaries is $193 million at December 31, 2019.
Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2019	2018
	(In millions)
Deferred income tax assets:
Policyholder liabilities and receivables	$3,635	$3,558
Net operating loss carryforwards (1)	240	237
Employee benefits	692	705
Capital loss carryforwards	10	—
Tax credit carryforwards (2)	1,296	1,113
Litigation-related and government mandated	151	161
Other	127	365
Total gross deferred income tax assets	6,151	6,139
Less: Valuation allowance (1)	294	302
Total net deferred income tax assets	5,857	5,837
Deferred income tax liabilities:
Investments, including derivatives	4,170	3,854
Intangibles	1,181	1,256
Net unrealized investment gains	6,226	2,898
DAC	3,312	3,243
Total deferred income tax liabilities	14,889	11,251
Net deferred income tax asset (liability) (3)	$(9,032)	$(5,414)

__________________

(1)
The Company has recorded a deferred tax asset of $240 million related to U.S. state and non-U.S. net operating loss carryforwards and an offsetting valuation allowance for the year ended December 31, 2019. Certain net operating loss carryforwards will expire between 2020 and 2039, whereas others have an unlimited carryforward period. The valuation allowance reflects management’s assessment, based on available information, that it is more likely than not that the deferred income tax asset for certain U.S. state and non-U.S. net operating loss carryforwards will not be realized. The tax benefit will be recognized when management believes that it is more likely than not that these deferred income tax assets are realizable.

(2)
Tax credit carryforwards for the year ended December 31, 2019 primarily reflect general business credits expiring between 2036 and 2039 and are reduced by $113 million related to unrecognized tax benefits.

(3)
On the consolidated balance sheet at December 31, 2019, $9,097 million is reported in Deferred income tax liability for jurisdictions in a net deferred income tax liability position and $65 million of a deferred income tax asset is reported in Other assets for jurisdictions in a net deferred income tax asset position.

Certain deferred income tax amounts at December 31, 2018 have been reclassified to conform to the 2019 presentation. The reclassification did not result in a change to the prior year net deferred income tax asset (liability) balance. The significant impacts related to deferred income tax assets were a $671 million increase to Policyholder liabilities and receivables and a

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Income Tax (continued)

$173 million increase to Other. The significant impacts related to deferred income tax liabilities were a $1.4 billion increase to Investments, including derivatives, and a $495 million decrease to Other. Additionally, the deferred income tax asset for Net operating loss carryforwards and offsetting Valuation allowance both increased by $133 million. The reclassifications resulted from a comprehensive review in 2019 of the tax effects between the book and tax bases of assets and liabilities, primarily with respect to the Company’s U.S. businesses.
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
For tax years 2000 through 2002 and tax years 2007 through 2009, the Company entered into binding agreements with the IRS in 2019 under which all remaining issues regarding the foreign tax credit matter noted above were resolved. Accordingly, in 2019, the Company recorded a non-cash benefit to net income of $226 million, net of tax, comprised of a $158 million tax benefit recorded in provision for income tax expense (benefit) and a $86 million interest benefit ($68 million, net of tax) included in other expenses. For tax years 2003 through 2006, the Company entered into binding agreements with the IRS in 2018 under which all remaining issues, including the foreign tax credit matter noted above, were resolved. Accordingly, in 2018, the Company recorded a non-cash benefit to net income of $349 million, net of tax, comprised of a $168 million tax benefit recorded in provision for income tax expense (benefit) and a $229 million interest benefit ($181 million, net of tax) included in other expenses. For tax years 2007 through 2009 (which are the subject of the current IRS examination), the Company has established adequate reserves for tax liabilities. In material non-U.S. jurisdictions, the Company is no longer subject to income tax examinations for years prior to 2013.
The Company’s overall liability for unrecognized tax benefits may increase or decrease in the next 12 months. For example, U.S. federal tax legislation and regulation could impact unrecognized tax benefits. A reasonable estimate of the increase or decrease cannot be made at this time. However, the Company continues to believe that the ultimate resolution of the pending issues will not result in a material change to its consolidated financial statements, although the resolution of income tax matters could impact the Company’s effective tax rate for a particular future period.
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Balance at January 1,	$1,111	$1,102	$1,146
Additions for tax positions of prior years (1)	6	269	70
Reductions for tax positions of prior years (2)	(493)	(195)	(101)
Additions for tax positions of current year (1)	13	226	33
Reductions for tax positions of current year	—	(3)	(3)
Settlements with tax authorities (3)	(381)	(288)	(43)
Balance at December 31,	$256	$1,111	$1,102
Unrecognized tax benefits that, if recognized, would impact the effective rate	$194	$1,046	$1,073

__________________

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Income Tax (continued)

(1)	The increase in 2018 is primarily related to the deemed repatriation transition tax and related IRS regulations.

(2)	The decreases are primarily related to non-cash benefits from tax audit settlements.

(3)	The decreases in 2019 and 2018 are primarily related to the tax audit settlement, of which $377 million and $284 million, respectively, was reclassified to the current income tax payable account.
The Company classifies interest accrued related to unrecognized tax benefits in interest expense, included within other expenses.
Interest was as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Interest expense (benefit) recognized on the consolidated statements of operations (1)	$(179)	$(441)	$37

		December 31,
		2019	2018
		(In millions)
Interest included in other liabilities on the consolidated balance sheets		$39	$218

__________________

(1)
The decreases in 2019 and 2018 are primarily related to the tax audit settlement, of which $60 million and $168 million, respectively, was recorded in other expenses and $119 million and $273 million, respectively, was reclassified to the current income tax payable account.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)

20. Earnings Per Common Share
The following table presents the weighted average shares, basic earnings per common share and diluted earnings per common share:

	Years Ended December 31,
	2019	2018	2017
	(In millions, except per share data)
Weighted Average Shares:
Weighted average common stock outstanding - basic	937.6	1,005.9	1,069.7
Incremental common shares from assumed exercise or issuance of stock-based awards	6.8	8.0	8.8
Weighted average common stock outstanding - diluted	944.4	1,013.9	1,078.5
Income (Loss) from Continuing Operations:
Income (loss) from continuing operations, net of income tax	$5,909	$5,128	$5,006
Less: Income (loss) from continuing operations, net of income tax, attributable to noncontrolling interests	10	5	10
Less: Preferred stock dividends	178	141	103
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$5,721	$4,982	$4,893
Basic	$6.10	$4.95	$4.57
Diluted	$6.06	$4.91	$4.53
Income (Loss) from Discontinued Operations:
Income (loss) from discontinued operations, net of income tax	$—	$—	$(986)
Less: Income (loss) from discontinued operations, net of income tax, attributable to noncontrolling interests	—	—	—
Income (loss) from discontinued operations, net of income tax, available to MetLife, Inc.’s common shareholders	$—	$—	$(986)
Basic	$—	$—	$(0.92)
Diluted	$—	$—	$(0.91)
Net Income (Loss):
Net income (loss)	$5,909	$5,128	$4,020
Less: Net income (loss) attributable to noncontrolling interests	10	5	10
Less: Preferred stock dividends	178	141	103
Net income (loss) available to MetLife, Inc.’s common shareholders	$5,721	$4,982	$3,907
Basic	$6.10	$4.95	$3.65
Diluted	$6.06	$4.91	$3.62

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
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at December 31, 2019. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of December 31, 2019, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $250 million.
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
The approximate total number of asbestos personal injury claims pending against MLIC as of the dates indicated, the approximate number of new claims during the years ended on those dates and the approximate total settlement payments made to resolve asbestos personal injury claims at or during those years are set forth in the following table:

	December 31,
	2019	2018	2017
	(In millions, except number of claims)
Asbestos personal injury claims at year end	61,134	62,522	62,930
Number of new claims during the year	3,187	3,359	3,514
Settlement payments during the year (1)	$49.4	$51.4	$48.6
__________________

(1)	Settlement payments represent payments made by MLIC during the year in connection with settlements made in that year and in prior years. Amounts do not include MLIC’s attorneys’ fees and expenses.
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
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its recorded liability for asbestos-related claims to $457 million at December 31, 2019.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
21. Contingencies, Commitments and Guarantees (continued)

Owens v. Metropolitan Life Insurance Company (N.D. Ga., filed April 17, 2014)
Plaintiff filed this class action lawsuit on behalf of persons for whom MLIC established a Total Control Account (“TCA”) to pay death benefits under an ERISA plan. The action alleged that MLIC’s use of the TCA as the settlement option for life insurance benefits under some group life insurance policies violated MLIC’s fiduciary duties under ERISA. On September 27, 2016, the court denied MLIC’s summary judgment motion in full and granted plaintiff’s partial summary judgment motion. On September 29, 2017, the court certified a nationwide class. On November 19, 2019, the court approved a settlement in which MLIC agreed to pay $80 million to resolve the claims of all class members. The settlement does not include or constitute an admission, concession, or finding of any fault, liability, or wrongdoing by MLIC. The Company accrued the full amount of the settlement payment in prior periods and the payment was made.
Martin v. Metropolitan Life Insurance Company (Superior Court of the State of California, County of Contra Costa, filed December 17, 2015)
Plaintiffs filed this putative class action lawsuit on behalf of themselves and all California persons who have been charged compound interest by MLIC in life insurance policy and/or premium loan balances within the last four years. Plaintiffs allege that MLIC has engaged in a pattern and practice of charging compound interest on life insurance policy and premium loans without the borrower authorizing such compounding, and that this constitutes an unlawful business practice under California law. Plaintiffs assert causes of action for declaratory relief, violation of California’s Unfair Competition Law and Usury Law, and unjust enrichment. Plaintiffs seek declaratory and injunctive relief, restitution of interest, and damages in an unspecified amount. On April 12, 2016, the court granted MLIC’s motion to dismiss. Plaintiffs appealed this ruling to the United States Court of Appeals for the Ninth Circuit. The Ninth Circuit dismissed the appeal on December 2, 2019.
Newman v. Metropolitan Life Insurance Company (N.D. Ill., filed March 23, 2016)
Plaintiff filed this putative class action alleging causes of action for breach of contract, fraud, and violations of the Illinois Consumer Fraud and Deceptive Business Practices Act, on behalf of herself and all persons over age 65 who selected a Reduced Pay at Age 65 payment feature on their long-term care insurance policies and whose premium rates were increased after age 65. Plaintiff seeks unspecified compensatory, statutory and punitive damages, as well as recessionary and injunctive relief. On April 12, 2017, the court granted MLIC’s motion to dismiss the action. Plaintiff appealed this ruling and the United States Court of Appeals for the Seventh Circuit reversed and remanded the case to the district court for further proceedings. The parties reached an agreement on a nationwide class settlement of the case, which the district court preliminarily approved on November 7, 2019, subject to a final fairness hearing on February 20, 2020. The Company accrued the full amount of the expected settlement payment in prior periods.
Julian & McKinney v. Metropolitan Life Insurance Company (S.D.N.Y., filed February 9, 2017)
Plaintiffs filed this putative class and collective action on behalf of themselves and all current and former long-term disability (“LTD”) claims specialists between February 2011 and the present for alleged wage and hour violations under the Fair Labor Standards Act, the New York Labor Law, and the Connecticut Minimum Wage Act. The suit alleges that MLIC improperly reclassified the plaintiffs and similarly situated LTD claims specialists from non-exempt to exempt from overtime pay in November 2013. As a result, they and members of the putative class were no longer eligible for overtime pay even though they allege they continued to work more than 40 hours per week. Plaintiffs seek unspecified compensatory and punitive damages, as well as other relief. On March 22, 2018, the court conditionally certified the case as a collective action, requiring that notice be mailed to LTD claims specialists who worked for MLIC from February 8, 2014 to the present. MLIC intends to defend this action vigorously.
Total Asset Recovery Services, LLC. v. MetLife, Inc., et al. (Supreme Court of the State of New York, County of New York, filed December 27, 2017)
Total Asset Recovery Services (“The Relator”) brought an action under the qui tam provision of the New York False Claims Act (the “Act”) on behalf of itself and the State of New York. The Relator originally filed this action under seal in 2010, and the complaint was unsealed on December 19, 2017. The Relator alleges that MetLife, Inc., MLIC, and several other insurance companies violated the Act by filing false unclaimed property reports with the State of New York from 1986 to 2017, to avoid having to escheat the proceeds of more than 25,000 life insurance policies, including policies for which the defendants escheated funds as part of their demutualizations in the late 1990s. The Relator seeks treble damages and other relief. On April 3, 2019, the court granted MetLife, Inc.’s and MLIC’s motion to dismiss and dismissed the complaint in its entirety. The Relator filed an appeal with the Appellate Division of the New York State Supreme Court, First Division.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
21. Contingencies, Commitments and Guarantees (continued)

Matters Related to Group Annuity Benefits and Assumed Variable Annuity Guarantee Reserves
In 2018, the Company announced that it identified two material weaknesses in its internal control over financial reporting related to the practices and procedures for estimating reserves for certain group annuity benefits and the calculation of reserves associated with certain variable annuity guarantees assumed from the former operating joint venture in Japan. The Company is exposed to lawsuits and regulatory investigations, and could be exposed to additional legal actions relating to these issues. These may result in payments, including damages, fines, penalties, interest and other amounts assessed or awarded by courts or regulatory authorities under applicable escheat, tax, securities, ERISA, or other laws or regulations. The Company could incur significant costs in connection with these actions.
Regulatory Matters
The Company settled the SEC charges related to these matters without admitting or denying the SEC’s findings. Other jurisdictions may pursue similar investigations or inquiries.
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
Atkins et. al. v. MetLife, Inc., et. al. (D.Nev., filed November 18, 2019)
Plaintiffs filed this putative class action on behalf of all persons due benefits under group annuity contracts but who did not receive the entire amount to which they were entitled. Plaintiffs assert claims for breach of contract, breach of fiduciary duty, breach of implied covenant of good faith and fair dealing, unjust enrichment, and conversion based on allegations that the defendants failed to timely pay annuity benefits to certain group annuitants. Plaintiffs seek declaratory and injunctive relief, as well as unspecified compensatory and punitive damages, and other relief. Defendants intend to defend this action vigorously.
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
Assets and liabilities held for insolvency assessments were as follows:

	December 31,
	2019	2018
	(In millions)
Other Assets:
Premium tax offset for future discounted and undiscounted assessments	$43	$47
Premium tax offset currently available for paid assessments	43	46
Total	$86	$93
Other Liabilities:
Insolvency assessments	$62	$67

Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $4.1 billion and $4.0 billion at December 31, 2019 and 2018, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $8.1 billion and $7.7 billion at December 31, 2019 and 2018, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $329 million, with a cumulative maximum of $536 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $6 million and $7 million at December 31, 2019 and 2018, respectively, for indemnities, guarantees and commitments.
22. Quarterly Results of Operations (Unaudited)
The unaudited quarterly results of operations for 2019 and 2018 are summarized in the table below:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
2019
Total revenues	$16,302	$17,497	$18,678	$17,143
Total expenses	$14,558	$15,200	$15,887	$17,180
Net income (loss)	$1,385	$1,746	$2,190	$588
Less: Net income (loss) attributable to noncontrolling interests	$4	$5	$6	$(5)
Net income (loss) attributable to MetLife, Inc.	$1,381	$1,741	$2,184	$593
Less: Preferred stock dividends	$32	$57	$32	$57
Net income (loss) available to MetLife, Inc.’s common shareholders	$1,349	$1,684	$2,152	$536
Basic earnings per common share
Net income (loss) attributable to MetLife, Inc.	$1.44	$1.84	$2.35	$0.65
Net income (loss) available to MetLife, Inc.’s common shareholders	$1.41	$1.78	$2.31	$0.58
Diluted earnings per common share
Net income (loss) attributable to MetLife, Inc.	$1.43	$1.83	$2.33	$0.64
Net income (loss) available to MetLife, Inc.’s common shareholders	$1.40	$1.77	$2.30	$0.58
2018
Total revenues	$14,805	$21,185	$16,289	$15,662
Total expenses	$13,149	$20,084	$15,210	$13,191
Net income (loss)	$1,257	$894	$915	$2,062
Less: Net income (loss) attributable to noncontrolling interests	$4	$3	$3	$(5)
Net income (loss) attributable to MetLife, Inc.	$1,253	$891	$912	$2,067
Less: Preferred stock dividends	$6	$46	$32	$57
Net income (loss) available to MetLife, Inc.’s common shareholders	$1,247	$845	$880	$2,010
Basic earnings per common share
Net income (loss) attributable to MetLife, Inc.	$1.21	$0.88	$0.92	$2.11
Net income (loss) available to MetLife, Inc.’s common shareholders	$1.20	$0.83	$0.89	$2.05
Diluted earnings per common share
Net income (loss) attributable to MetLife, Inc.	$1.20	$0.87	$0.91	$2.09
Net income (loss) available to MetLife, Inc.’s common shareholders	$1.19	$0.83	$0.88	$2.04

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)

23. Subsequent Events
Preferred Stock Issuance
On January 15, 2020, MetLife, Inc. issued 40,000 shares of 4.75% Non-Cumulative Preferred Stock, Series F (the “Series F preferred stock”) with a $0.01 par value per share and a liquidation preference of $25,000 per share, for aggregate net proceeds of $972 million. MetLife, Inc. deposited the Series F preferred stock under a deposit agreement with a depositary, which issued interests in fractional shares of the Series F preferred stock in the form of depositary shares (“Series F Depositary Shares”) evidenced by depositary receipts; each Series F Depositary Share representing 1/1,000th interest in a share of the Series F preferred stock. In connection with the offering of the Series F Depositary Shares, MetLife, Inc. incurred approximately $28 million of issuance costs which have been recorded as a reduction of additional paid-in capital.
MetLife, Inc. will pay dividends on the Series F Preferred Stock only when, as and if declared by MetLife, Inc.’s Board of Directors (or a duly authorized committee thereof), out of funds legally available for the payment of dividends. Any such dividends will be payable on a non-cumulative basis from the date of original issue, quarterly in arrears on the 15th day of March, June, September and December of each year, commencing on June 15, 2020.
MetLife, Inc. may, at its option, redeem the Series F preferred stock, (i) in whole but not in part at any time prior to March 15, 2025, within 90 days after the occurrence of a “rating agency event,” at a redemption price equal to $25,500 per share of Series F preferred stock (equivalent to $25.50 per Series F Depositary Share), plus an amount equal to any accrued and unpaid dividends per share that have accrued but have not been declared and paid for the then-current dividend period to, but excluding, the redemption date; (ii) in whole but not in part, at any time prior to March 15, 2025, within 90 days after the occurrence of a “regulatory capital event”; and (iii) in whole or in part, at any time or from time to time, on or after March 15, 2025, in the case of (ii) or (iii), at a redemption price equal to $25,000 per share of Series F preferred stock (equivalent to $25 per Series F Depositary Share), plus an amount equal to any dividends per share that have accrued but not been declared and paid for the then-current dividend period to, but excluding, such redemption date. A “rating agency event” means that any nationally recognized statistical rating organization that then publishes a rating for MetLife, Inc. amends, clarifies or changes the criteria used to assign equity credit to securities like the Series F preferred stock, which results in the lowering of the equity credit assigned to the Series F preferred stock or shortens the length of time that the Series F preferred stock is assigned a particular level of equity credit. A “regulatory capital event” could occur as a result of a change or proposed change in capital adequacy rules (or the interpretation or application thereof) of any capital regulator, including but not limited to the Federal Reserve Board, the Federal Insurance Office, the NAIC or any state insurance regulator as may then have group-wide oversight of MetLife, Inc.’s regulatory capital, from rules (or the interpretation or application thereof) in effect as of January 15, 2020, that would create a more than insubstantial risk, as determined by MetLife, Inc., that the Series F preferred stock would not be treated as “Tier 1 capital” or as capital with attributes similar to those of Tier 1 capital, except that a “regulatory capital event” will not include a change or proposed change (or the interpretation or application thereof) that would result in the adoption of any criteria substantially the same as the criteria in the capital adequacy rules of the Federal Reserve Board applicable to bank holding companies as of January 15, 2020.
Preferred Stock Dividends
On February 18, 2020, MetLife, Inc. announced a first quarter 2020 dividend of $0.253 per share, for a total of $6 million, on its Series A preferred stock, subject to the final confirmation that it has met the financial tests specified in the certificate of designation for the Series A preferred stock, which the Company anticipates will be made and announced on or about March 5, 2020. The dividend will be payable on March 16, 2020 to shareholders of record as of March 1, 2020.
On February 18, 2020, MetLife, Inc. announced a first quarter 2020 dividend of $29.375 per share, for a total of $15 million, on its Series D preferred stock, and $351.563 per share, for a total of $11 million, on its Series E preferred stock. Both dividends will be payable on March 16, 2020 to shareholders of record as of February 29, 2020.
Common Stock Repurchases
In 2019, through February 14, 2020, MetLife, Inc. repurchased 973,315 shares of its common stock in the open market for $51 million.
Common Stock Dividend
On January 7, 2020, the MetLife, Inc. Board of Directors declared a first quarter 2020 common stock dividend of $0.44 per share payable on March 13, 2020 to shareholders of record as of February 4, 2020. The Company estimates that the aggregate dividend payment will be $404 million.

MetLife, Inc.
Schedule I
Consolidated Summary of Investments —
Other Than Investments in Related Parties
December 31, 2019
(In millions)

Types of Investments	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities AFS:
Bonds:
Foreign government	$58,840	$67,229	$67,229
U.S. government and agency	37,586	42,084	42,084
Public utilities	12,067	13,807	13,807
Municipals	11,081	13,053	13,053
All other corporate bonds	125,296	136,914	136,914
Total bonds	244,870	273,087	273,087
Mortgage-backed and asset-backed securities	51,691	53,536	53,536
Redeemable preferred stock	1,094	1,197	1,197
Total fixed maturity securities AFS	297,655	327,820	327,820
Unit-linked and FVO Securities	11,329	13,102	13,102
Equity securities:
Common stock:
Industrial, miscellaneous and all other	508	700	700
Banks, trust and insurance companies	105	178	178
Public utilities	67	66	66
Non-redeemable preferred stock	385	398	398
Total equity securities	1,065	1,342	1,342
Mortgage loans	80,529		80,529
Policy loans	9,680		9,680
Real estate and real estate joint ventures	10,705		10,705
Real estate acquired in satisfaction of debt	36		36
Other limited partnership interests	7,716		7,716
Short-term investments	3,850		3,850
Other invested assets	19,015		19,015
Total investments	$441,580		$473,795
__________________

(1)
The Unit-linked and FVO Securities are primarily equity securities (including mutual funds) and fixed maturity securities. Amortized cost for fixed maturity securities AFS, mortgage loans and short-term investments represents original cost reduced by repayments, valuation allowances and impairments from other-than-temporary declines in estimated fair value that are charged to earnings and adjusted for amortization of premium or accretion of discount; for equity securities, cost represents original cost; for real estate, cost represents original cost reduced by impairments and depreciation; for real estate joint ventures and other limited partnership interests, cost represents original cost reduced for impairments or original cost adjusted for equity in earnings and distributions.

MetLife, Inc.
Schedule II
Condensed Financial Information
(Parent Company Only)
December 31, 2019 and 2018
(In millions, except share and per share data)

	2019	2018
Condensed Balance Sheets
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $3,062 and $2,745, respectively)	$3,073	$2,726
Short-term investments, principally at estimated fair value	2	16
Other invested assets, at estimated fair value	120	87
Total investments	3,195	2,829
Cash and cash equivalents	377	376
Accrued investment income	12	53
Investment in subsidiaries	79,571	66,567
Loans to subsidiaries	100	100
Other assets	747	843
Total assets	$84,002	$70,768
Liabilities and Stockholders’ Equity
Liabilities
Payables for collateral under derivatives transactions	$16	$9
Long-term debt — unaffiliated	12,379	11,844
Long-term debt — affiliated	1,976	1,957
Junior subordinated debt securities	2,458	2,456
Other liabilities	1,029	1,761
Total liabilities	17,858	18,027
Stockholders’ Equity
Preferred stock, par value $0.01 per share; $3,405 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,177,680,299 and 1,171,824,242 shares issued, respectively; 915,338,098 and 958,613,542 shares outstanding, respectively	12	12
Additional paid-in capital	32,680	32,474
Retained earnings	33,078	28,926
Treasury stock, at cost; 262,342,201 and 213,210,700 shares, respectively	(12,678)	(10,393)
Accumulated other comprehensive income (loss)	13,052	1,722
Total stockholders’ equity	66,144	52,741
Total liabilities and stockholders’ equity	$84,002	$70,768
See accompanying notes to the condensed financial information.

MetLife, Inc.
Schedule II
Condensed Financial Information — (continued)
(Parent Company Only)
For the Years Ended December 31, 2019, 2018 and 2017
(In millions)

	2019	2018	2017
Condensed Statements of Operations
Revenues
Equity in earnings of subsidiaries	$6,301	$6,466	$7,162
Net investment income	77	87	101
Other revenues	27	19	59
Net investment gains (losses)	(40)	(277)	(1,142)
Net derivative gains (losses)	(45)	(56)	(186)
Total revenues	6,320	6,239	5,994
Expenses
Interest expense	850	1,009	1,108
Termination of financing arrangements	—	—	294
Other expenses	153	158	657
Total expenses	1,003	1,167	2,059
Income (loss) before provision for income tax	5,317	5,072	3,935
Provision for income tax expense (benefit)	(582)	(51)	(75)
Net income (loss)	5,899	5,123	4,010
Less: Preferred stock dividends	178	141	103
Net income (loss) available to common shareholders	$5,721	$4,982	$3,907
Comprehensive income (loss)	$17,208	$(1,494)	$7,391
See accompanying notes to the condensed financial information.

MetLife, Inc.
Schedule II
Condensed Financial Information — (continued)
(Parent Company Only)
For the Years Ended December 31, 2019, 2018 and 2017
(In millions)

	2019	2018	2017
Condensed Statements of Cash Flows
Cash flows from operating activities
Net income (loss)	$5,899	$5,123	$4,010
Earnings of subsidiaries	(6,301)	(6,466)	(7,162)
Dividends from subsidiaries	4,790	7,367	6,745
(Gains) losses on investments and from sales of businesses, net	40	277	1,142
Tax separation agreement charge	—	—	1,093
Other, net	(251)	(807)	634
Net cash provided by (used in) operating activities	4,177	5,494	6,462
Cash flows from investing activities
Sales of fixed maturity securities available-for-sale	3,153	9,635	7,217
Purchases of fixed maturity securities available-for-sale	(3,380)	(8,178)	(7,733)
Cash received in connection with freestanding derivatives	101	227	452
Cash paid in connection with freestanding derivatives	(392)	(237)	(629)
Expense paid on behalf of subsidiaries	(13)	(14)	(42)
Returns of capital from subsidiaries	10	87	610
Capital contributions to subsidiaries	(75)	(767)	(339)
Net change in short-term investments	14	14	118
Other, net	28	(3)	(14)
Net cash provided by (used in) investing activities	(554)	764	(360)
Cash flows from financing activities
Net change in payables for collateral under derivative transactions	7	(27)	(111)
Long-term debt issued	1,382	—	—
Long-term debt repaid	(877)	(1,759)	(1,000)
Fees paid for the termination of a committed facility related to Separation	—	—	(244)
Treasury stock acquired in connection with share repurchases	(2,285)	(3,992)	(2,927)
Preferred stock issued, net of issuance costs	—	1,274	—
Dividends on preferred stock	(178)	(141)	(103)
Dividends on common stock	(1,643)	(1,678)	(1,717)
Other, net	(28)	(75)	182
Net cash provided by (used in) financing activities	(3,622)	(6,398)	(5,920)
Change in cash and cash equivalents	1	(140)	182
Cash and cash equivalents, beginning of year	376	516	334
Cash and cash equivalents, end of year	$377	$376	$516

MetLife, Inc.
Schedule II
Condensed Financial Information — (continued)
(Parent Company Only)
For the Years Ended December 31, 2019, 2018 and 2017
(In millions)

	2019	2018	2017
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$864	$1,040	$1,096
Income tax:
Amounts paid to (received from) subsidiaries, net	$(152)	$(33)	$(1,552)
Amounts paid to Brighthouse in accordance with the tax separation agreement	—	909	729
Income tax paid (received) by MetLife, Inc., net	(3)	1	(37)
Total income tax, net	$(155)	$877	$(860)
Non-cash transactions
Returns of capital from subsidiaries	$29	$3,844	$17,518
Capital contributions to subsidiaries	$30	$3,844	$15,655
Distribution of Brighthouse	$—	$—	$10,346
Allocation of interest expense to subsidiary	$—	$—	$15
Allocation of interest income to subsidiary	$—	$—	$4
Brighthouse common stock exchange transaction (Note 3):
Reduction of long-term debt	$—	$944	$—
Reduction of fair value option securities	$—	$1,030	$—

MetLife, Inc.
Schedule II
Notes to the Condensed Financial Information
(Parent Company Only)

1. Basis of Presentation
The condensed financial information of MetLife, Inc. (parent company only) should be read in conjunction with the consolidated financial statements of MetLife, Inc. and its subsidiaries and the notes thereto (the “Consolidated Financial Statements”). These condensed unconsolidated financial statements reflect the results of operations, financial position and cash flows for MetLife, Inc. Investments in subsidiaries are accounted for using the equity method of accounting.
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
Interest income earned on loans to subsidiaries of $3 million, $3 million and $44 million for the years ended December 31, 2019, 2018 and 2017, respectively, is included in net investment income.

MetLife, Inc.
Schedule II
Notes to the Condensed Financial Information — (continued)
(Parent Company Only)

4. Long-term Debt
Long-term debt outstanding was as follows:

	Interest Rates (1)							December 31,
	Range			Weighted Average	Maturity			2019	2018
	(Dollars in millions)
Senior notes — unaffiliated (2)	0.50%	-	6.50%	4.72%	2022	-	2046	$12,379	$11,844
Senior notes — affiliated	0.82%	-	3.14%	2.25%	2020	-	2029	1,976	1,957
Total								$14,355	$13,801
__________________

(1)	Range of interest rates and weighted average interest rates are for the year ended December 31, 2019.

(2)	Net of $81 million and $79 million of unamortized issuance costs and net premiums and discounts at December 31, 2019 and 2018, respectively.
See Note 13 of the Notes to the Consolidated Financial Statements.
The aggregate maturities of long-term debt at December 31, 2019 for the next five years and thereafter are $244 million in 2020, $997 million in 2021, $500 million in 2022, $1.3 billion in 2023, $1.5 billion in 2024 and $9.8 billion thereafter.
Senior Notes – Affiliated
In May 2018, $500 million in senior notes previously issued by MetLife, Inc. to MLIC and other subsidiaries were redenominated to new ¥54.6 billion senior notes. The ¥54.6 billion senior notes mature in December 2021 and bear interest at a rate per annum of 3.14%, payable semi-annually.
In April 2018, $500 million in senior notes previously issued by MetLife, Inc. to MLIC and other subsidiaries were redenominated to new ¥53.7 billion senior notes. The ¥53.7 billion senior notes mature in July 2021 and bear interest at a rate per annum of 2.97%, payable semi-annually.
In March 2018, three senior notes previously issued by MetLife, Inc. to MLIC were redenominated to Japanese yen, two of which have been refinanced upon maturity.

•
A $500 million senior note was redenominated to a new ¥53.3 billion senior note. The ¥53.3 billion senior note bore interest at a rate per annum of 1.45%, payable semi-annually. In July 2019, this note matured and was refinanced with a ¥37.3 billion 1.602% senior note due July 2023 and a ¥16.0 billion 1.637% senior note due July 2026, both issued to MLIC and payable semi-annually.

•
A $250 million senior note was redenominated to a new ¥26.5 billion senior note. The ¥26.5 billion senior note bore interest at a rate per annum of 1.72% payable semi-annually. In October 2019, this note matured and was refinanced with a ¥26.5 billion 1.81% senior note due October 2029 issued to MLIC, payable semi-annually.

•
A $250 million senior note was also redenominated to a new ¥26.5 billion senior note. The ¥26.5 billion senior note matures in September 2020 and bears interest at a rate per annum of 0.82%, payable semi-annually.

See Note 3 for information on the MRD Notes Exchange in 2017.

MetLife, Inc.
Schedule II
Notes to the Condensed Financial Information — (continued)
(Parent Company Only)
4. Long-term Debt (continued)

Interest Expense
Interest expense was comprised of the following:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Long-term debt — unaffiliated	$591	$755	$774
Long-term debt — affiliated	48	45	112
Collateral financing arrangements	6	6	27
Junior subordinated debt securities	205	203	195
Total	$850	$1,009	$1,108
See Notes 14 and 15 of the Notes to the Consolidated Financial Statements for information about the collateral financing arrangement and junior subordinated debt securities.
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
MetLife, Inc. guarantees the obligations of MrB in an aggregate amount up to $1.0 billion, under a reinsurance agreement with MetLife Europe d.a.c. under which MrB reinsured the guaranteed living benefits and guaranteed death benefits associated with certain unit-linked variable annuity type liability contracts issued by MetLife Europe d.a.c.
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
MetLife, Inc., in connection with the collateral financing arrangement associated with MRC’s reinsurance of a portion of the liabilities associated with the closed block, committed to the South Carolina Department of Insurance to make capital contributions, if necessary, to MRC so that MRC may at all times maintain its total adjusted capital in an amount that is equal to or greater than 200% of the Company Action Level RBC, as defined in South Carolina state insurance statutes as in effect on the date of determination or December 31, 2007, whichever calculation produces the greater capital requirement, or as otherwise required by the South Carolina Department of Insurance. See Note 14 of the Notes to the Consolidated Financial Statements.

MetLife, Inc.
Schedule II
Notes to the Condensed Financial Information — (continued)
(Parent Company Only)
5. Support Agreements (continued)

MetLife, Inc. guarantees obligations arising from OTC-bilateral derivatives of the following subsidiaries: MrB, MetLife International Holdings, LLC and MetLife Worldwide Holdings, LLC. These subsidiaries are exposed to various risks relating to their ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. These subsidiaries use a variety of strategies to manage these risks, including the use of derivatives. Further, all of the subsidiaries’ derivatives are subject to industry standard netting agreements and collateral agreements that limit the unsecured portion of any open derivative position. On a net counterparty basis at December 31, 2019 and 2018, derivative transactions with positive mark-to-market values (in-the-money) were $360 million and $302 million, respectively, and derivative transactions with negative mark-to-market values (out-of-the-money) were $197 million and $84 million, respectively. To secure the obligations represented by the out of-the-money transactions, the subsidiaries had provided collateral to their counterparties with an estimated fair value of $196 million and $84 million at December 31, 2019 and 2018, respectively. Accordingly, unsecured derivative liabilities guaranteed by MetLife, Inc. were $1 million and $0 at December 31, 2019 and 2018, respectively.
MetLife, Inc. also guarantees the obligations of certain of its subsidiaries under committed facilities with third-party banks. See Note 13 of the Notes to the Consolidated Financial Statements.

MetLife, Inc.
Schedule III
Consolidated Supplementary Insurance Information
December 31, 2019 and 2018
(In millions)

Segment	DAC and VOBA	Future Policy Benefits, Other Policy-Related Balances and Policyholder Dividend Obligation	Policyholder Account Balances	Policyholder Dividends Payable	Unearned Premiums (1), (2)	Unearned Revenue (1)
2019
U.S.	$649	$79,147	$71,180	$—	$2,062	$41
Asia	9,764	42,328	75,699	75	2,275	973
Latin America	2,038	10,840	5,071	—	123	762
EMEA	1,701	5,221	11,730	5	23	509
MetLife Holdings	3,656	74,999	28,966	601	164	193
Corporate & Other	25	1,565	(19)	—	—	—
Total	$17,833	$214,100	$192,627	$681	$4,647	$2,478
2018
U.S.	$633	$72,639	$69,002	$—	$1,945	$36
Asia	10,156	41,846	66,610	86	2,381	1,299
Latin America	1,984	10,170	5,961	—	119	719
EMEA	1,622	5,357	11,712	5	19	464
MetLife Holdings	4,474	72,405	30,394	586	162	192
Corporate & Other	26	1,320	14	—	—	—
Total	$18,895	$203,737	$183,693	$677	$4,626	$2,710
__________________

(1)	Amounts are included within the future policy benefits, other policy-related balances and policyholder dividend obligation column.

(2)	Includes premiums received in advance.

MetLife, Inc.
Schedule III
Consolidated Supplementary Insurance Information — (continued)
For the Years Ended December 31, 2019, 2018 and 2017
(In millions)

Segment	Premiums and Universal Life and Investment-Type Product Policy Fees	Net Investment Income	Policyholder Benefits and Claims and Interest Credited to Policyholder Account Balances	Amortization of DAC and VOBA Charged to Other Expenses	Other Expenses (1)
2019
U.S.	$27,879	$6,821	$28,165	$475	$3,603
Asia	8,482	3,920	7,278	1,380	1,907
Latin America	3,817	1,262	3,210	291	1,039
EMEA	2,615	1,442	2,361	420	921
MetLife Holdings	4,960	5,140	6,842	324	2,246
Corporate & Other	85	283	69	6	2,288
Total	$47,838	$18,868	$47,925	$2,896	$12,004
2018
U.S.	$29,239	$6,703	$29,539	$477	$3,466
Asia	8,390	3,055	6,559	1,297	1,903
Latin America	3,817	1,194	3,057	209	1,044
EMEA	2,587	(195)	772	433	909
MetLife Holdings	5,191	5,222	6,662	553	2,286
Corporate & Other	118	187	80	6	2,382
Total	$49,342	$16,166	$46,669	$2,975	$11,990
2017
U.S.	$24,644	$6,201	$25,103	$459	$3,235
Asia	8,352	3,299	6,799	1,310	1,802
Latin America	3,737	1,288	2,973	224	1,111
EMEA	2,492	1,157	2,012	356	966
MetLife Holdings	5,603	5,426	7,097	234	2,550
Corporate & Other	(326)	(8)	(64)	98	2,507
Total	$44,502	$17,363	$43,920	$2,681	$12,171
______________

(1)	Includes other expenses and policyholder dividends, excluding amortization of DAC and VOBA charged to other expenses.

MetLife, Inc.
Schedule IV
Consolidated Reinsurance
December 31, 2019, 2018 and 2017
(Dollars in millions)

	Gross Amount	Ceded	Assumed	Net Amount	% Amount Assumed to Net
2019
Life insurance in-force	$5,100,675	$488,958	$623,662	$5,235,379	11.9%
Insurance premium
Life insurance (1)	$23,938	$1,704	$1,794	$24,028	7.5%
Accident & health insurance	14,835	523	207	14,519	1.4%
Property and casualty insurance	3,740	71	19	3,688	0.5%
Total insurance premium	$42,513	$2,298	$2,020	$42,235	4.8%
2018
Life insurance in-force	$4,963,820	$507,589	$532,511	$4,988,742	10.7%
Insurance premium
Life insurance (1)	$26,356	$1,792	$1,791	$26,355	6.8%
Accident & health insurance	14,166	515	212	13,863	1.5%
Property and casualty insurance	3,677	73	18	3,622	0.5%
Total insurance premium	$44,199	$2,380	$2,021	$43,840	4.6%
2017
Life insurance in-force	$4,594,523	$513,091	$581,246	$4,662,678	12.5%
Insurance premium
Life insurance (1)	$22,379	$1,863	$1,531	$22,047	6.9%
Accident & health insurance	13,593	442	223	13,374	1.7%
Property and casualty insurance	3,623	71	19	3,571	0.5%
Total insurance premium	$39,595	$2,376	$1,773	$38,992	4.5%
__________________

(1)	Includes annuities with life contingencies.

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
Management, including the CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of December 31, 2019.
There were no changes to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management evaluated the design and operating effectiveness of the Company’s internal control over financial reporting based on the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In the opinion of management, MetLife, Inc. maintained effective internal control over financial reporting as of December 31, 2019.
Deloitte has issued its report on its audit of the effectiveness of internal control over financial reporting, which is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of MetLife, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of MetLife, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 20, 2020, expressed an unqualified opinion on those consolidated financial statements.

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
February 20, 2020

Item 9B. Other Information
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this Item pertaining to Directors is incorporated herein by reference to the sections entitled “Proxy Summary — Director Nominees’ Independence, Diversity, Tenure and Experience” “Proposal 1 — Election of Directors for a One-Year Term Ending at the 2021 Annual Meeting of Shareholders — Director Nominees” and “Proposal 1 — Election of Directors for a One-Year Term Ending at the 2021 Annual Meeting of Shareholders — Corporate Governance — Information About the Board of Directors” and “Other Information — Delinquent Section 16(a) Reports” in MetLife, Inc.’s definitive proxy statement for the Annual Meeting of Shareholders to be held on June 16, 2020, to be filed by MetLife, Inc. with the SEC pursuant to Regulation 14A within 120 days after the year ended December 31, 2019 (the “2020 Proxy Statement”).
The information called for by this Item pertaining to Executive Officers appears in “Business — Information About Our Executive Officers” in this Annual Report on Form 10-K and “Other Information — Delinquent Section 16(a) Reports” in the 2020 Proxy Statement.
The Company has adopted the MetLife Financial Management Code of Professional Conduct (the “Financial Management Code”), a “code of ethics” as defined under the rules of the SEC, that applies to MetLife, Inc.’s Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and all professionals in finance and finance-related departments. In addition, the Company has adopted the Directors’ Code of Business Conduct and Ethics (the “Directors’ Code”) which applies to all members of MetLife, Inc.’s Board of Directors, including the Chief Executive Officer, and the Company’s Code of Conduct (together with the Financial Management Code and the Directors’ Code, collectively, the “Ethics Codes”), which applies to all employees of the Company, including MetLife, Inc.’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Ethics Codes are available on the Company’s website at www.metlife.com/about-us/corporate-governance/corporate-conduct/. The Company intends to satisfy any disclosure obligations under Item 5.05 of Form 8-K by posting information on the Company’s website at the address given above.
Item 11. Executive Compensation
The information called for by this Item is incorporated herein by reference to the sections entitled “Proposal 1 — Election of Directors for a One-Year Term Ending at the 2021 Annual Meeting of Shareholders — Corporate Governance — Information About the Board of Directors,” “Proposal 1 — Election of Directors for a One-Year Term Ending at the 2021 Annual Meeting of Shareholders — Director Compensation in 2019,” and “Proposal 3 — Advisory Vote to Approve the Compensation Paid to the Company’s Named Executive Officers” in the 2020 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this Item pertaining to ownership of shares of MetLife, Inc.’s common stock (“Shares”) is incorporated herein by reference to the sections entitled “Other Information — Security Ownership of Directors and Executive Officers” and “Other Information — Security Ownership of Certain Beneficial Owners” in the 2020 Proxy Statement.

The following table provides information at December 31, 2019, regarding MetLife, Inc.’s equity compensation plans:
Equity Compensation Plan Information at December 31, 2019

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (3)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	19,988,423	$39.20	37,191,310
Equity compensation plans not approved by security holders	None	—	None
Total	19,988,423	$39.20	37,191,310
______________

(1)	Column (a) reflects the following items outstanding as of December 31, 2019:

Stock Options	9,011,323
Restricted Stock Units	2,894,428
Performance Shares (assuming future payout at maximum performance factor)	6,905,049
Deferred Shares	1,177,623
Shares that will or may be issued	19,988,423
As of December 31, 2019:

•
Stock Options under the MetLife, Inc. 2015 Stock and Incentive Compensation Plan (the “2015 Stock Plan”) and its predecessor plan, the MetLife, Inc. 2005 Stock and Incentive Compensation Plan (the “2005 Stock Plan”) were outstanding;

•	Restricted Stock Units and Performance Shares under the 2015 Stock Plan were outstanding; and

•
Deferred Shares related to awards under the 2015 Stock Plan, MetLife, Inc. 2015 Non-Management Directors Stock Compensation Plan (the “2015 Director Stock Plan”), 2005 Stock Plan, MetLife, Inc. 2005 Non-Management Directors Stock Compensation Plan (the “2005 Director Stock Plan”), and earlier plans, were outstanding. Deferred Shares are related to awards that have become payable in Shares under any plan, the issuance of which has been deferred.

The maximum performance factor for Performance Shares granted in 2015, 2016, 2017, 2018, and 2019 was 175%. The number of Performance Shares outstanding as of December 31, 2019 at target (100%) performance factor was 3,945,742.
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

(2)
Column (b) reflects the weighted average exercise price of all Stock Options under any plan that, as of December 31, 2019, had been granted but not forfeited, expired, or exercised. Performance Shares, Restricted Stock Units, and Deferred Shares are not included in determining the weighted average in column (b) because they have no exercise price.

(3)	Column (c) reflects the following items outstanding as of December 31, 2019:

Number of Shares
At January 15, 2015, the effective date of the 2015 Stock Plan and 2015 Director Stock Plan:
Shares newly authorized for issuance under the 2015 Stock Plan	11,750,000
Shares remaining authorized for issuance under the 2005 Stock Plan or other plans that were not covered by awards (i)	18,023,959
Shares authorized for issuance under the 2015 Director Stock Plan (ii)	1,642,208
Net shares added to the 2015 Stock Plan and 2015 Director Stock Plan authorizations in light of the Separation (iii)	3,979,727
Total Shares authorized for issuance at January 1, 2015 and net shares added in light of the Separation	35,395,894
Additional Shares recovered for issuance (iv) in:
2015 - 2018	23,111,507
2019	3,422,200
Total Shares recovered for issuance since January 1, 2015	26,533,707
Less: Shares covered by new awards and new imputed reinvested dividends on Deferred Shares (v) in:
2015 - 2018	19,502,416
2019	5,235,875
Total Shares covered by new awards and new imputed reinvested dividends on Deferred Shares since January 1, 2015	24,738,291
Shares remaining available for future issuance under the 2015 Stock Plan and 2015 Director Stock Plan	37,191,310
______________

(i)	Consists of Shares that were not covered by awards, including Shares previously covered by awards but recovered due to forfeiture of awards or other reasons and once again available for issuance.

(ii)
Consists of Shares remaining authorized for issuance under the predecessor plan, the 2005 Director Stock Plan, that were not covered by awards, including Shares previously covered by awards but recovered due to forfeiture of awards or other reasons and once again available.

(iii)
In light of the Separation, and in order to maintain the Share authorizations under each plan at the levels that shareholders had approved, MetLife, Inc. increased the number of Shares authorized for issuance under the 2015 Stock Plan and 2015 Director Stock Plan as of August 4, 2017, excluding those Shares from the authorizations that had already been issued, by the Adjustment Ratio. MetLife, Inc. also increased the number of Shares covered by outstanding Stock Options, Performance Shares, Restricted Stock Units, and Deferred Shares on that date by the Adjustment Ratio, in order to maintain the intrinsic value of those awards and Deferred Shares, which decreased the number of Shares available for issuance under both plans. The amount in this row is the net increase in the Share authorization under both the 2015 Stock Plan and 2015 Director Stock Plan as a result of these adjustments. For a description of the adjustment to Stock Options, Performance Shares, Restricted Stock Units, and Deferred Shares, see Note 16 of the Notes to the Consolidated Financial Statements.

(iv)
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

(v)
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
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by this Item is incorporated herein by reference to the sections entitled “Proposal 1 — Election of Directors for a One-Year Term Ending at the 2021 Annual Meeting of Shareholders — Corporate Governance — Procedures for Reviewing Related Person Transactions,” “Proposal 1 — Election of Directors for a One-Year Term Ending at the 2021 Annual Meeting of Shareholders — Corporate Governance — Related Person Transactions” and “Proposal 1 — Election of Directors for a One-Year Term Ending at the 2021 Annual Meeting of Shareholders — Corporate Governance — Information About the Board of Directors — Composition and Independence of the Board of Directors” in the 2020 Proxy Statement.

Item 14. Principal Accountant Fees and Services
The information called for by this item is incorporated herein by reference to the section entitled “Proposal 2 — Ratification of Appointment of the Independent Auditor” in the 2020 Proxy Statement.
Part IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
1. Financial Statements
The financial statements are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 142.
2. Financial Statement Schedules
The financial statement schedules are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 142.
3. Exhibits
The exhibits are listed in the Exhibit Index which begins on page 333.
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

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

2.1	Plan of Reorganization.	S-1	333-91517	2.1	November 23, 1999

2.2	Amendment to Plan of Reorganization, dated as of March 9, 2000.	S-1/A	333-91517	2.2	March 29, 2000

2.3	Master Separation Agreement, dated August 4, 2017, between MetLife, Inc. and Brighthouse Financial, Inc.	8-K	001-15787	2.1	August 7, 2017

3.1.1	Amended and Restated Certificate of Incorporation of MetLife, Inc.	10-K	001-15787	3.1	March 1, 2017

3.1.2	Certificate of Retirement of Series B Contingent Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on November 5, 2013.	10-Q	001-15787	3.6	November 7, 2013

3.1.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated April 29, 2015.	8-K	001-15787	3.1	April 30, 2015

3.1.4	Certificate of Designations of 5.250% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C, of MetLife, Inc., filed with the Secretary of State of Delaware on May 28, 2015.	8-K	001-15787	3.1	May 28, 2015

3.1.5	Certificate of Elimination of 6.500% Non-Cumulative Preferred Stock, Series B, of MetLife, Inc., filed with the Secretary of State of Delaware on November 3, 2015.	10-Q	001-15787	3.7	November 5, 2015

3.1.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated April 29, 2011.	10-K	001-15787	3.4	March 1, 2017

3.1.7	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on April 7, 2000.	10-K	001-15787	3.2	March 1, 2017

3.1.8	Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc., filed with the Secretary of State of Delaware on June 10, 2005.	10-K	001-15787	3.3	March 1, 2017

3.1.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated October 23, 2017.	8-K	001-15787	3.1	October 24, 2017
3.1.10	Certificate of Designations of 5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D, of MetLife, Inc., filed with the Secretary of State of Delaware on March 21, 2018.	8-K	001-15787	3.1	March 22, 2018

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

3.1.11	Certificate of Designations of 5.625% Non-Cumulative Preferred Stock, Series E, of MetLife, Inc., filed with the Secretary of the State of Delaware on May 31, 2018.	8-K	001-15787	3.1	June 4, 2018

3.1.12	Certificate of Designations of 4.75% Non-Cumulative Preferred Stock, Series F, of MetLife, Inc., filed with the Secretary of the State of Delaware on January 8, 2020.	8-K	001-15787	3.1	January 9, 2020

3.2	Amended and Restated By-Laws of MetLife, Inc., effective September 25, 2018.	8-K	001-15787	3.2	October 1, 2018

4.1	Form of Certificate for Common Stock, par value $0.01 per share.	S-1/A	333-91517	4.1	March 9, 2000

4.2
Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on April 7, 2000. (See Exhibit 3.1.7 above).

4.3	Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc., filed with the Secretary of State of Delaware on June 10, 2005. (See Exhibit 3.1.8 above).

4.4	Form of Stock Certificate, Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc.	8-A	001-15787	99.6	June 10, 2005

4.5
Certificate of Designations of 5.250% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C, of MetLife, Inc., filed with the Secretary of State of Delaware on May 28, 2015. (See Exhibit 3.1.4 above).

4.6	Form of Stock Certificate, 5.250% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C, of MetLife, Inc.	8-K	001-15787	4.2	May 28, 2015

4.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated October 23, 2017. (See Exhibit 3.1.9 above).

4.8
Certificate of Designations of 5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D, of MetLife, Inc., filed with the Secretary of State of Delaware on March 21, 2018. (See Exhibit 3.1.10 above).

4.9	Form of Stock Certificate, 5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D, of MetLife, Inc.	8-K	001-15787	4.1	March 22, 2018

4.10	Certificate of Designations of 5.625% Non-Cumulative Preferred Stock, Series E, of MetLife, Inc., filed with the Secretary of the State of Delaware on May 31, 2018. (See Exhibit 3.1.11 above).

4.11	Form of Stock Certificate, 5.625% Non-Cumulative Preferred Stock, Series E, of MetLife, Inc.	8-K	001-15787	4.1	June 4, 2018

4.12	Deposit Agreement, dated June 4, 2018, among MetLife, Inc., Computershare Inc. and Computershare Trust Company, N.A., as depositary, and the holders from time to time of the depositary receipts described therein.	8-K	001-15787	4.2	June 4, 2018

4.13	Form of Depositary Receipt, Depositary Shares each representing a 1/1,000th interest in a share of 5.625% Non-Cumulative Preferred Stock, Series E, of MetLife, Inc.	8-K	001-15787	4.3	June 4, 2018

4.14	Certificate of Designations of 4.75% Non-Cumulative Preferred Stock, Series F, of MetLife, Inc., filed with the Secretary of the State of Delaware on January 8, 2020. (See Exhibit 3.1.12 above).

4.15	Form of Stock Certificate, 4.75% Non-Cumulative Preferred Stock, Series F, of MetLife, Inc.	8-K	001-15787	4.1	January 9, 2020

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
4.16	Deposit Agreement, dated January 15, 2020, among MetLife, Inc., Computershare Inc. and Computershare Trust Company, N.A., collectively, as depositary, and the holders from time to time of the depositary receipts described therein.	8-K	001-15787	4.1	January 15, 2020

4.17	Form of Depositary Receipt, Depositary Shares each representing a 1/1,000th interest in a share of 4.75% Non-Cumulative Preferred Stock, Series F, of MetLife, Inc.	8-K	001-15787	4.3	January 15, 2020

4.18	Description of Securities.					X

Certain instruments defining the rights of holders of long-term debt of MetLife, Inc. and its consolidated subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. MetLife, Inc. hereby agrees to furnish to the Securities and Exchange Commission, upon request, copies of such instruments.

10.1.1	MetLife Policyholder Trust Agreement.	S-1	333-91517	10.12	November 23, 1999

10.1.2	Amendment to MetLife Policyholder Trust Agreement.	10-K	001-15787	10.62	February 27, 2013

10.2	Five-Year Credit Agreement, dated as of August 4, 2017 (“2017 Credit Agreement”), amending and restating the Five-Year Credit Agreement, dated as of May 30, 2014 (“2014 Credit Agreement”), among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto (The 2017 Credit Agreement is included as Exhibit A to the Second Amendment, dated as of December 20, 2016, to the 2014 Credit Agreement).	8-K	001-15787	10.1	December 21, 2016

10.3	Purchase Agreement by and among MetLife, Inc. and Massachusetts Mutual Life Insurance Company, dated as of February 28, 2016.	10-Q	001-15787	10.1	May 6, 2016

10.4	Tax Separation Agreement, dated as of July 27, 2017, by and among MetLife, Inc. and its affiliates and Brighthouse Financial, Inc. and its affiliates.	8-K	001-15787	10.1	August 7, 2017

10.5	MetLife, Inc. 2015 Non-Management Director Stock Compensation Plan, effective January 1, 2015.*	S-8	333-198141	4.1	August 14, 2014

10.6	MetLife Non-Management Director Deferred Compensation Plan (as amended and restated, effective January 1, 2005).*	S-8	333-214710	4.1	November 18, 2016

10.7	MetLife, Inc. Director Indemnity Plan (dated and effective July 22, 2008).*	10-K	001-15787	10.94	February 27, 2014

10.8.1	Form of Agreement to Protect Corporate Property executed by Michel Khalaf, effective April 9, 2012.*	10-K	001-15787	10.15	February 25, 2016

10.8.2	Form of Agreement to Protect Corporate Property executed by Ricardo A. Anzaldua, John C. R. Hele, Frans Hijkoop, and Esther Lee on May 25, 2016; Steven A. Kandarian on May 31, 2016; Steven J. Goulart on June 2, 2016; Maria M. Morris on June 8, 2016; Martin J. Lippert on July 6, 2016; Susan Podlogar, effective July 10, 2017; and Ramy Tadros, effective September 11, 2017.*	10-Q	001-15787	10.1	August 5, 2016

10.9	MetLife Executive Severance Plan (as amended and restated, effective June 14, 2010).*	10-K	001-15787	10.1	February 27, 2015

10.10	MetLife Performance-Based Compensation Recoupment Policy (effective as amended and restated November 1, 2017).*	8-K	001-15787	10.1	November 6, 2017

10.11.1	MetLife, Inc. 2015 Stock and Incentive Compensation Plan, effective January 1, 2015 (the “2015 SIC Plan”).*	S-8	333-198145	4.1	August 14, 2014

10.11.2	MetLife, Inc. 2005 Stock and Incentive Compensation Plan, effective April 15, 2005 (the “2005 SIC Plan”).*	10-K	001-15787	10.24	February 27, 2015

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.12	MetLife Annual Variable Incentive Plan (effective as amended and restated January 1, 2015).*	8-K	001-15787	10.11	December 11, 2014

10.13.1	MetLife International Unit Option Incentive Plan (as amended and restated December 3, 2012).*	8-K	001-15787	10.11	February 15, 2013

10.13.2	MetLife International Unit Option Incentive Plan, dated July 21, 2011 (as amended and restated effective February 23, 2011).*	10-K	001-15787	10.24	March 1, 2017

10.14.1	Form of Stock Option Agreement under the 2005 SIC Plan effective February 11, 2013.*	8-K	001-15787	10.9	February 15, 2013

10.14.2	Form of Stock Option Agreement (Three-Year “Cliff” Exercisability) under the 2005 SIC Plan effective February 11, 2013.*	8-K	001-15787	10.10	February 15, 2013

10.14.3	Form of Management Stock Option Agreement under the 2005 SIC Plan effective as of April 25, 2007.*	10-K	001-15787	10.24	February 27, 2013

10.14.4	Amendment to Stock Option Agreements under the 2005 SIC Plan effective as of April 25, 2007.*	10-K	001-15787	10.25	February 27, 2013

10.14.5	Form of Stock Option Agreement (Ratable Exercisability in Thirds) under the 2015 SIC Plan, effective January 1, 2015 *	8-K	001-15787	10.7	December 11, 2014

10.14.6	Form of Stock Option Agreement (Three-Year “Cliff” Exercisability) under the 2015 SIC Plan, effective January 1, 2015 *	8-K	001-15787	10.8	December 11, 2014

10.14.7	Form of Management Stock Option Agreement under the 2005 SIC Plan effective December 15, 2009.*	10-K	001-15787	10.28	February 27, 2015

10.14.8	Form of Stock Option Agreement (Ratable Exercisability in Thirds) under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.101	February 25, 2016

10.14.9	Form of Stock Option Agreement (Three-Year “Cliff” Exercisability) under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.102	February 25, 2016

10.15.1	Form of Unit Option Agreement under the MetLife International Unit Option Incentive Plan effective February 11, 2013.*	8-K	001-15787	10.12	February 15, 2013

10.15.2	Form of Unit Option Agreement (Three-Year “Cliff” Exercisability) under the MetLife International Unit Option Incentive Plan, effective February 11, 2013.*	8-K	001-15787	10.13	February 15, 2013

10.15.3	Form of Unit Option Agreement (Ratable Exercisability in Thirds) under the 2015 SIC Plan, effective January 1, 2015.*	8-K	001-15787	10.9	December 11, 2014

10.15.4	Form of Unit Option Agreement (Three-Year “Cliff” Exercisability) under the 2015 SIC Plan, effective January 1, 2015.*	8-K	001-15787	10.10	December 11, 2014

10.15.5	Form of Unit Option Agreement (Ratable Exercisability in Thirds) under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.103	February 25, 2016

10.15.6	Form of Unit Option Agreement (Three-Year “Cliff” Exercisability) under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.104	February 25, 2016

10.15.7	Form of Unit Option Agreement under the MetLife International Unit Option Incentive Plan effective February 23, 2011.*	10-K	001-15787	10.25	March 1, 2017

10.16.1	Form of Restricted Stock Unit Agreement (Ratable Period of Restriction Ends in Thirds; Code Section 162(m) Goals) under the 2015 SIC Plan, effective January 1, 2015.*	8-K	001-15787	10.3	December 11, 2014

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.16.2	Form of Restricted Stock Unit Agreement (Three-Year “Cliff” Period of Restriction; No Code Section 162(m) Goals) under the 2015 SIC Plan, effective January 1, 2015.*	8-K	001-15787	10.4	December 11, 2014

10.16.3	Form of Restricted Stock Unit Agreement (Ratable Period of Restriction Ends in Thirds; Code Section 162(m) Goals) under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.97	February 25, 2016

10.16.4	Form of Restricted Stock Unit Agreement (Three-Year “Cliff” Period of Restriction; No Code Section 162(m) Goals) under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.98	February 25, 2016

10.16.5	Form of Restricted Stock Unit Agreement (Ratable Period of Restriction Ends in Thirds) under the 2015 SIC Plan, effective February 27, 2018.*	8-K	001-15787	10.3	February 20, 2018

10.16.6	Form of Restricted Stock Unit Agreement (Three-Year “Cliff” Period of Restriction) under the 2015 SIC Plan, effective February 27, 2018.*	8-K	001-15787	10.4	February 20, 2018

10.17.1	Form of Restricted Unit Agreement (Ratable Period of Restriction Ends in Thirds; Code Section 162(m) Goals) under the 2015 SIC Plan, effective January 1, 2015.*	8-K	001-15787	10.5	December 11, 2014

10.17.2	Form of Restricted Unit Agreement (Three-Year “Cliff” Period of Restriction; No Code Section 162(m) Goals under the 2015 SIC Plan, effective January 1, 2015.*	8-K	001-15787	10.6	December 11, 2014

10.17.3	Form of Restricted Unit Agreement (Ratable Period of Restriction Ends in Thirds; Code Section 162(m) Goals) under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.99	February 25, 2016

10.17.4	Form of Restricted Unit Agreement (Three-Year “Cliff” Period of Restriction; No Code Section 162(m) Goals) under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.100	February 25, 2016

10.17.5	Form of Restricted Unit Agreement (Ratable Period of Restriction Ends in Thirds) under the 2015 SIC Plan, effective February 27, 2018.*	8-K	001-15787	10.5	February 20, 2018

10.17.6	Form of Restricted Unit Agreement (Three-Year “Cliff” Period of Restriction) under the 2015 SIC Plan, effective February 27, 2018.*	8-K	001-15787	10.6	February 20, 2018

10.18.1	Form of Performance Share Agreement under the 2015 SIC Plan, effective January 1, 2015.*	8-K	001-15787	10.1	December 11, 2014

10.18.2	Form of Performance Share Agreement under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.95	February 25, 2016

10.18.3	Form of Performance Share Agreement under the 2015 SIC Plan, effective February 27, 2018.*	8-K	001-15787	10.1	February 20, 2018

10.18.4	Form of Performance Share Agreement under the 2015 SIC Plan, effective January 1, 2019. *	8-K	001-15787	10.1	December 13, 2018

10.18.5	Form of Performance Share Agreement under the 2015 SIC Plan, effective December 10, 2019.*					X

10.19.1	Form of Performance Unit Agreement under the 2015 SIC Plan, effective January 1, 2015*	8-K	001-15787	10.2	December 11, 2014

10.19.2	Form of Performance Unit Agreement under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.96	February 25, 2016

10.19.3	Form of Performance Unit Agreement under the 2015 SIC Plan, effective February 27, 2018.*	8-K	001-15787	10.2	February 20, 2018

10.19.4	Form of Performance Unit Agreement under the 2015 SIC Plan, effective January 1, 2019. *	8-K	001-15787	10.2	December 13, 2018

10.19.5	Form of Performance Unit Agreement under the 2015 SIC Plan, effective December 10, 2019.*					X

10.20.1	Award Agreement Supplement, effective January 1, 2016.*	10-K	001-15787	10.105	February 25, 2016

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

10.20.2	Award Agreement Supplement, effective February 27, 2018.*	8-K	001-15787	10.7	February 20, 2018

10.21.1	MetLife Auxiliary Pension Plan, dated August 7, 2006 (as amended and restated, effective June 30, 2006).*	10-K	001-15787	10.60	March 1, 2017

10.21.2	MetLife Auxiliary Pension Plan, dated December 21, 2006 (amending and restating Part I thereof, effective January 1, 2007).*	10-K	001-15787	10.61	March 1, 2017

10.21.3	MetLife Auxiliary Pension Plan, dated December 21, 2007 (amending and restating Part I thereof, effective January 1, 2008).*	10-K	001-15787	10.95	February 27, 2013

10.21.4	Amendment #1 to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated October 24, 2008 (effective October 1, 2008).*	10-K	001-15787	10.98	February 27, 2014

10.21.5	Amendment Number Two to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated December 12, 2008 (effective December 31, 2008).*	10-K	001-15787	10.99	February 27, 2014

10.21.6	Amendment Number Three to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008) dated March 25, 2009 (effective January 1, 2009).*	10-K	001-15787	10.71	February 25, 2016

10.21.7	Amendment Number Four to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated December 16, 2009 (effective January 1, 2010).*	10-K	001-15787	10.102	February 27, 2015

10.21.8	Amendment Number Five to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated December 21, 2010 (effective January 1, 2010).*	10-K	001-15787	10.73	February 25, 2016

10.21.9	Amendment Number Six to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated December 20, 2012 (effective January 1, 2012).*	10-K	001-15787	10.101	February 27, 2013

10.21.10	Amendment Number Seven to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated December 27, 2013 (effective December 10, 2013).*	10-K	001-15787	10.69	March 1, 2017

10.21.11	Amendment Number 6 to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated March 5, 2018 (effective March 15, 2018).*	10-Q	001-15787	10.9	May 8, 2018

10.21.12	Amendment Number 8 to the MetLife Auxiliary Retirement Plan (as amended and restated, effective January 1, 2008, formerly referred to as the “MetLife Auxiliary Pension Plan” until March 15, 2018), dated September 4, 2018 (effective March 15, 2018).*	10-Q	001-15787	10.2	November 8, 2018

10.21.13	Amendment Number Nine to the MetLife Auxiliary Retirement Plan (as amended and restated, effective January 1, 2008), dated September 26, 2018 (effective January 1, 2023).*	10-Q	001-15787	10.3	November 8, 2018

10.22.1	Alico Overseas Pension Plan, dated January 2009.*	10-K	001-15787	10.70	March 1, 2017

10.22.2	Amendment Number One to the Alico Overseas Pension Plan (effective November 1, 2010), dated December 20, 2010.*	10-K	001-15787	10.71	March 1, 2017

10.22.3	Amendment Number Two to the Alico Overseas Pension Plan (effective as of November 1, 2011), dated December 13, 2011.*	10-K	001-15787	10.72	March 1, 2017

10.22.4	Amendment Number Three to the Alico Overseas Pension Plan, dated May 1, 2012 (effective January 1, 2012).*	8-K	001-15787	10.1	May 4, 2012

10.22.5	Amendment Number Four to the Alico Overseas Pension Plan, dated June 19, 2017, effective July 1, 2017.*	10-Q	001-15787	10.6	November 6, 2017

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.23	MetLife Deferred Compensation Plan For Globally Mobile Employees, effective July 31, 2014, for which Michel Khalaf became eligible July 1, 2017.*	10-Q	001-15787	10.4	November 6, 2017

10.24.1	Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008).*	10-K	001-15787	10.72	February 27, 2013

10.24.2	Amendment 1 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated, Effective January 1, 2008).*	10-K	001-15787	10.74	February 27, 2015

10.24.3	Amendment Number 2 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008).*	10-K	001-15787	10.48	February 25, 2016

10.24.4	Amendment Number 3 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008).*	10-K	001-15787	10.75	February 27, 2013

10.24.5	Amendment Number 4 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008).*	10-K	001-15787	10.77	February 27, 2014

10.24.6	Amendment Number 5 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008).*	10-Q	001-15787	10.8	May 8, 2018

10.25.1	MetLife Deferred Compensation Plan for Officers, as amended and restated, effective November 1, 2003.*	10-K	001-15787	10.78	February 27, 2014

10.25.2	Amendment Number One to the MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003), dated May 4, 2005.*	10-K	001-15787	10.52	February 25, 2016

10.25.3	Amendment Number Two to the MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003, effective December 14, 2005).*	10-K	001-15787	10.53	February 25, 2016

10.25.4	Amendment Number Three to the MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003, effective February 26, 2007).*	10-K	001-15787	10.45	March 1, 2017

10.26.1	MetLife Leadership Deferred Compensation Plan, dated November 2, 2006 (as amended and restated, effective with respect to salary and cash incentive compensation, January 1, 2005, and with respect to stock compensation, April 15, 2005).*	10-K	001-15787	10.46	March 1, 2017

10.26.2	Amendment Number One to the MetLife Leadership Deferred Compensation Plan, dated December 13, 2007 (effective as of December 31, 2007).*	10-K	001-15787	10.81	February 27, 2013

10.26.3	Amendment Number Two to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2008 (effective December 31, 2008).*	10-K	001-15787	10.84	February 27, 2014

10.26.4	Amendment Number Three to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2009 (effective January 1, 2010).*	10-K	001-15787	10.85	February 27, 2015

10.26.5	Amendment Number Four to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2009 (effective December 31, 2009).*	10-K	001-15787	10.86	February 27, 2015

10.26.6	Amendment Number Five to the MetLife Leadership Deferred Compensation Plan, dated December 16, 2010 (effective January 1, 2011).*	10-K	001-15787	10.60	February 25, 2016

10.26.7	Amendment Number Six to the MetLife Leadership Deferred Compensation Plan, dated December 27, 2011 (effective January 1, 2011).*	10-K	001-15787	10.52	March 1, 2017

10.26.8	Amendment Number Seven to the MetLife Leadership Deferred Compensation Plan, dated December 26, 2012 (effective January 1, 2013).*	10-K	001-15787	10.53	March 1, 2017

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.26.9	Amendment Number Eight to the MetLife Leadership Deferred Compensation Plan, dated December 17, 2013 (effective January 1, 2014).*	10-K	001-15787	10.54	March 1, 2017

10.26.10	Amendment Number Nine to the MetLife Leadership Deferred Compensation Plan, dated December 30, 2014 (effective January 1, 2015).*	10-K	001-15787	10.88	February 27, 2015

10.26.11	Amendment Number Ten to the MetLife Leadership Deferred Compensation Plan, dated September 30, 2016 (effective October 1, 2016).*	10-K	001-15787	10.56	March 1, 2017

10.26.12	Amendment Number Eleven to the MetLife Leadership Deferred Compensation Plan, dated September 30, 2016 (effective October 1, 2016).*	10-K	001-15787	10.57	March 1, 2017

10.26.13	Amendment Number Twelve to the MetLife Leadership Deferred Compensation Plan, dated December 19, 2017 (effective January 1, 2017 and April 1, 2017).*	10-K	001-15787	10.29.13	February 22, 2019

10.26.14	Amendment Number Thirteen to the MetLife Leadership Deferred Compensation Plan, dated December 4, 2018 (effective January 1, 2019).*	10-K	001-15787	10.29.14	February 22, 2019

10.27.1	MetLife Plan for Transition Assistance for Officers, dated April 21, 2014 (as amended and restated, effective April 1, 2014 (the “MPTA”)).*	10-Q	001-15787	10.2	August 8, 2014

10.27.2	Amendment Number One to the MPTA, dated December 30, 2014 (effective January 1, 2015).*	10-K	001-15787	10.111	February 27, 2015

10.27.3	Amendment Number Two to the MPTA, dated March 30, 2016 (effective April 1, 2016).*	10-K	001-15787	10.77	March 1, 2017

10.27.4	Amendment Number Three to the MPTA, dated June 30, 2016 (effective June 30, 2016).*	10-K	001-15787	10.78	March 1, 2017

10.27.5	Amendment Number Four to the MPTA, dated October 24, 2016 (effective October 31, 2016).*	10-K	001-15787	10.79	March 1, 2017

10.27.6	Amendment Number Five to the MPTA, dated November 3, 2016 (effective October 1, 2016).*	10-K	001-15787	10.80	March 1, 2017

10.27.7	Amendment Number Six to the MPTA, dated July 20, 2017 (effective July 1, 2017).*	10-K	001-15787	10.31.7	February 22, 2019

10.27.8	Amendment Number Seven to the MPTA, dated May 1, 2018 (effective May 1, 2018).*	10-K	001-15787	10.31.8	February 22, 2019

10.27.9	Amendment Number Eight to the MPTA, dated September 6, 2018 (effective October 1, 2018).*	10-K	001-15787	10.31.9	February 22, 2019

10.27.10	Amendment Number Nine to the MPTA, dated November 15, 2018 (effective October 15, 2018).*	10-K	001-15787	10.31.10	February 22, 2019

10.27.11	Amendment Number Ten to the MPTA, dated November 15, 2018 (effective October 15, 2018).*	10-K	001-15787	10.31.11	February 22, 2019

10.28.1	Adjustment of certain compensation terms for Michel Khalaf, effective July 1, 2012.*	10-Q	001-15787	10.2	November 7, 2012

10.28.2	Tax Equalization Agreement dated June 10, 2015 between MetLife, Inc. and Michel Khalaf.*	10-Q	001-15787	10.1	August 6, 2015

10.28.3	Offer Letter, dated March 25, 2009, between American Life Insurance Company and Michel Khalaf.*	10-K	001-15787	10.2	March 1, 2017

10.28.4	Letter of Understanding, dated June 15, 2017, effective July 1, 2017, with Michel Khalaf.*	10-Q	001-15787	10.3	November 6, 2017

10.28.5	MetLife, Inc. and Metropolitan Life Insurance Company Compensation Committee and Board of Directors Resolutions of June 13, 2017 approving Michel Khalaf’s eligibility to participate in the MetLife Deferred Compensation Plan For Globally Mobile Employees.*	10-Q	001-15787	10.5	November 6, 2017

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.28.6	Amendment Number 1 to Letter of Understanding, Dated February 26, 2019, Effective February 27, 2019, with Michel Khalaf *	8-K	001-15787	10.1	March 5, 2019

10.28.7	Confirmation of End of Employment and Waiver and Release of Claims, Effective March 4, 2019, with Michel Khalaf *	8-K	001-15787	10.2	March 5, 2019

10.29	Sign-on Payments Letter, dated May 24, 2017, effective July 10, 2017, between MetLife Group, Inc. and Susan Podlogar.*	10-Q	001-15787	10.1	November 6, 2017

10.30	Sign-on Payments Letter, dated June 14, 2017, effective September 11, 2017, between MetLife Group, Inc. and Ramy Tadros.*	10-Q	001-15787	10.2	November 6, 2017

10.31.1	Executive Deferred Compensation Plan for Oscar Schmidt, effective July 1, 2009.*	10-Q	001-15787	10.3	August 7, 2018

10.31.2	Amendment Number One to the Executive Deferred Compensation Plan for Oscar Schmidt (effective July 1, 2009).*	10-Q	001-15787	10.4	August 7, 2018

10.31.3	Amendment Number Two to the Executive Deferred Compensation Plan for Oscar Schmidt (effective July 1, 2009).*	10-Q	001-15787	10.5	August 7, 2018

10.31.4	Amendment Number Three to the Executive Deferred Compensation Plan for Oscar Schmidt (effective July 1, 2009).*	10-Q	001-15787	10.6	August 7, 2018

10.31.5	Settlement Agreement & General Release, dated November 19, 2013, between MetLife Group, Inc. and Oscar Schmidt.*	10-Q	001-15787	10.7	August 7, 2018

10.31.6	Letter Agreement, dated April 25, 2018, between MetLife Inc. and Oscar Schmidt.*	10-Q	001-15787	10.8	August 7, 2018

10.31.7	General Release And Waiver, dated April 27, 2018, between MetLife Group, Inc. and Oscar Schmidt.*	10-Q	001-15787	10.9	August 7, 2018

10.32	Letter Agreement entered May 4, 2018 between MetLife, Inc. and John McCallion.*	8-K	001-15787	10.1	May 7, 2018

10.33.1	Letter of Understanding, dated August 23, 2018, effective September 1, 2018, with Kishore Ponnavolu.*	10-Q	001-15787	10.1	November 8, 2018

10.33.2	Description of Agreement between Kishore Ponnavolu and MetLife, Inc. dated April 23, 2019.*	10-Q	001-15787	10.1	November 5, 2019

10.34	Separation Agreement and General Release, effective June 16, 2019, between MetLife, Inc. and MetLife Group, Inc. and Martin Lippert.*	8-K	001-15787	10.1	June 18, 2019

10.35	Sign-on Payments Letter, dated August 14, 2019, effective November 19, 2019, between MetLife Group, Inc. and Bill Pappas.*					X

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of Deloitte & Touche LLP.					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X
__________
* Indicates management contracts or compensatory plans or arrangements.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
February 20, 2020

METLIFE, INC.

By	/s/ Michel A. Khalaf
Name: Michel A. Khalaf
Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cheryl W. Grisé	Director	February 20, 2020
Cheryl W. Grisé

/s/ Carlos M. Gutierrez	Director	February 20, 2020
Carlos M. Gutierrez

/s/ Gerald L. Hassell	Director	February 20, 2020
Gerald L. Hassell

/s/ David L. Herzog	Director	February 20, 2020
David L. Herzog

/s/ R. Glenn Hubbard	Chairman of the Board	February 20, 2020
R. Glenn Hubbard

/s/ Edward J. Kelly, III	Director	February 20, 2020
Edward J. Kelly, III

/s/ William E. Kennard	Director	February 20, 2020
William E. Kennard

/s/ James M. Kilts	Director	February 20, 2020
James M. Kilts

/s/ Catherine R. Kinney	Director	February 20, 2020
Catherine R. Kinney

/s/ Diana L. McKenzie	Director	February 20, 2020
Diana L. McKenzie

/s/ Denise M. Morrison	Director	February 20, 2020
Denise M. Morrison

/s/ Mark A. Weinberger	Director	February 20, 2020
Mark A. Weinberger

Signature	Title	Date

/s/ Michel A. Khalaf	President, Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2020
Michel A. Khalaf

/s/ John D. McCallion	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2020
John D. McCallion

/s/ Tamara L. Schock	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 20, 2020
Tamara L. Schock