Form 10-Q
period 2020-03-31
METLIFE INC
filed 2020-05-08
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-15787
 _____________________________________
MetLife, Inc.
(Exact name of registrant as specified in its charter)

Delaware			13-4075851
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

200 Park Avenue,	New York,	NY	10166-0188
(Address of principal executive offices)			(Zip Code)
(212) 578-9500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	MET	New York Stock Exchange
Floating Rate Non-Cumulative Preferred Stock, Series A, par value $0.01	MET PRA	New York Stock Exchange
Depositary Shares, each representing a 1/1,000th interest in a share of 5.625% Non-Cumulative Preferred Stock, Series E	MET PRE	New York Stock Exchange
Depositary Shares, each representing a 1/1,000th interest in a share of 4.75% Non-Cumulative Preferred Stock, Series F	MET PRF	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At April 30, 2020, 907,588,731 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

As used in this Form 10‑Q, “MetLife,” the “Company,” “we,” “our” and “us” refer to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates.
Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10‑Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words and terms such as “anticipate,” "assume," "become," “believe,” "can," “continue,” "could," "emerging," “estimate,” "evolve," “expect,” "forecast," "future," "if," “intend,” "may," “plan,” "possible," "potential," "probable," “project,” “remain,” "risk," "scheduled," "target," "ultimate," "vary," "when," “will,” "would" and other words and terms of similar meaning, in each of their forms of speech, or that are tied to future periods, in connection with a discussion of future performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.
Many factors will be important in determining the results of MetLife, Inc., its subsidiaries and affiliates. Forward-looking statements are based on our assumptions and current expectations, which may be inaccurate, and on the current economic environment, which may change. These statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict. Results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission. These factors include: (1) the course of the COVID-19 pandemic, and responses to it, which may also precipitate or exacerbate the remaining risks; (2) difficult economic conditions, including risks relating to interest rates, credit spreads, equity, real estate, obligors and counterparties, currency exchange rates, derivatives, and terrorism and security; (3) adverse global capital and credit market conditions, which may affect our ability to meet liquidity needs and access capital, including through credit facilities; (4) downgrades in our claims paying ability, financial strength or credit ratings; (5) availability and effectiveness of reinsurance, hedging or indemnification arrangements; (6) increasing cost and limited market capacity for statutory life insurance reserve financings; (7) the impact on us of changes to and implementation of the wide variety of laws and regulations to which we are subject; (8) regulatory, legislative or tax changes relating to our operations that may affect the cost of, or demand for, our products or services; (9) adverse results or other consequences from litigation, arbitration or regulatory investigations; (10) legal, regulatory and other restrictions affecting MetLife, Inc.’s ability to pay dividends and repurchase common stock; (11) MetLife, Inc.’s primary reliance, as a holding company, on dividends from subsidiaries to meet free cash flow targets and debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (12) investment losses, defaults and volatility; (13) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (14) changes to securities and investment valuations, allowances and impairments taken on investments, and methodologies, estimates and assumptions; (15) differences between actual claims experience and underwriting and reserving assumptions; (16) political, legal, operational, economic and other risks relating to our global operations; (17) competitive pressures, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, and for personnel; (18) the impact of technological changes on our businesses; (19) catastrophe losses; (20) a deterioration in the experience of the closed block established in connection with the reorganization of Metropolitan Life Insurance Company; (21) impairment of goodwill or other long-lived assets, or the establishment of a valuation allowance against our deferred income tax asset; (22) changes in assumptions related to deferred policy acquisition costs, deferred sales inducements or value of business acquired; (23) exposure to losses related to guarantees in certain products; (24) ineffectiveness of risk management policies and procedures or models; (25) a failure in cybersecurity systems or other information security systems or disaster recovery plans; (26) any failure to protect the confidentiality of client information; (27) changes in accounting standards; (28) associates taking excessive risks; (29) difficulties in or complications from marketing and distributing products through our distribution channels; (30) increased expenses relating to pension and other postretirement benefit plans; (31) inability to protect our intellectual property rights or claims of infringement of others’ intellectual property rights; (32) difficulties, unforeseen liabilities, asset impairments, or rating agency actions arising from business acquisitions and dispositions, joint ventures, or other legal entity reorganizations; (33) unanticipated or adverse developments that could harm our expected operational or other benefits from the separation of Brighthouse Financial, Inc. and its subsidiaries; (34) the possibility that MetLife, Inc.’s Board of Directors may influence the outcome of stockholder votes through the voting provisions of the MetLife Policyholder Trust; (35) provisions of laws and our incorporation documents that may delay, deter or prevent takeovers and corporate combinations involving MetLife; and (36) other risks and uncertainties described from time to time in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission.
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

Part I — Financial Information
Item 1. Financial Statements
MetLife, Inc.
Interim Condensed Consolidated Balance Sheets
March 31, 2020 and December 31, 2019 (Unaudited)
(In millions, except share and per share data)

	March 31, 2020	December 31, 2019
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $302,624 and $297,655, respectively; allowance for credit loss of $187 and $0, respectively)	$326,685	$327,820
Equity securities, at estimated fair value	1,050	1,342
Contractholder-directed equity securities and fair value option securities, at estimated fair value (includes $3 and $3, respectively, relating to variable interest entities)	11,145	13,102
Mortgage loans (net of allowance for credit loss of $464 and $353, respectively; includes $180 and $188, respectively, under the fair value option and $0 and $59, respectively, of mortgage loans held-for-sale)	81,344	80,529
Policy loans	9,638	9,680
Real estate and real estate joint ventures (includes $144 and $127, respectively, under the fair value option)	11,250	10,741
Other limited partnership interests	8,230	7,716
Short-term investments, principally at estimated fair value	5,930	3,850
Other invested assets (includes $2,019 and $2,299, respectively, of leveraged and direct financing leases and $301 and $290, respectively, relating to variable interest entities)	27,839	19,015
Total investments	483,111	473,795
Cash and cash equivalents, principally at estimated fair value (includes $12 and $12, respectively, relating to variable interest entities)	24,094	16,598
Accrued investment income	3,828	3,523
Premiums, reinsurance and other receivables (includes $2 and $4, respectively, relating to variable interest entities)	21,224	20,443
Deferred policy acquisition costs and value of business acquired	17,254	17,833
Goodwill	9,159	9,308
Other assets (includes $2 and $2, respectively, relating to variable interest entities)	10,617	10,518
Separate account assets	168,454	188,445
Total assets	$737,741	$740,463
Liabilities and Equity
Liabilities
Future policy benefits	$193,106	$194,909
Policyholder account balances	193,875	192,627
Other policy-related balances	16,755	17,171
Policyholder dividends payable	654	681
Policyholder dividend obligation	1,677	2,020
Payables for collateral under securities loaned and other transactions	35,530	26,745
Short-term debt	298	235
Long-term debt (includes $5 and $5, respectively, at estimated fair value, relating to variable interest entities)	14,510	13,466
Collateral financing arrangement	981	993
Junior subordinated debt securities	3,151	3,150
Current income tax payable	708	363
Deferred income tax liability	10,009	9,097
Other liabilities (includes $1 and $1, respectively, relating to variable interest entities)	27,570	24,179
Separate account liabilities	168,454	188,445
Total liabilities	667,278	674,081
Contingencies, Commitments and Guarantees (Note 15)
Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $4,405 and $3,405, respectively, aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,180,575,685 and 1,177,680,299 shares issued, respectively; 907,568,876 and 915,338,098 shares outstanding, respectively	12	12
Additional paid-in capital	33,711	32,680
Retained earnings	36,919	33,078
Treasury stock, at cost; 273,006,809 and 262,342,201 shares, respectively	(13,178)	(12,678)
Accumulated other comprehensive income (loss) ("AOCI")	12,757	13,052
Total MetLife, Inc.’s stockholders’ equity	70,221	66,144
Noncontrolling interests	242	238
Total equity	70,463	66,382
Total liabilities and equity	$737,741	$740,463

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2020 and 2019 (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenues
Premiums	$9,466	$9,405
Universal life and investment-type product policy fees	1,431	1,365
Net investment income	3,061	4,908
Other revenues	439	494
Net investment gains (losses)	(288)	15
Net derivative gains (losses)	4,201	115
Total revenues	18,310	16,302
Expenses
Policyholder benefits and claims	9,022	9,072
Interest credited to policyholder account balances	80	1,961
Policyholder dividends	292	300
Other expenses	3,273	3,225
Total expenses	12,667	14,558
Income (loss) before provision for income tax	5,643	1,744
Provision for income tax expense (benefit)	1,242	359
Net income (loss)	4,401	1,385
Less: Net income (loss) attributable to noncontrolling interests	3	4
Net income (loss) attributable to MetLife, Inc.	4,398	1,381
Less: Preferred stock dividends	32	32
Net income (loss) available to MetLife, Inc.’s common shareholders	$4,366	$1,349
Comprehensive income (loss)	$4,107	$6,555
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	4	6
Comprehensive income (loss) attributable to MetLife, Inc.	$4,103	$6,549

Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$4.78	$1.41
Diluted	$4.75	$1.40
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Equity
For the Three Months Ended March 31, 2020 and 2019 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$—	$12	$32,680	$33,078	$(12,678)	$13,052	$66,144	$238	$66,382
Cumulative effects of changes in accounting principles, net of income tax (Note 1)				(121)			(121)		(121)
Balance at January 1, 2020	—	12	32,680	32,957	(12,678)	13,052	66,023	238	66,261
Preferred stock issuance			972				972		972
Treasury stock acquired in connection with share repurchases					(500)		(500)		(500)
Stock-based compensation			59				59		59
Dividends on preferred stock				(32)			(32)		(32)
Dividends on common stock				(404)			(404)		(404)
Net income (loss)				4,398			4,398	3	4,401
Other comprehensive income (loss), net of income tax						(295)	(295)	1	(294)
Balance at March 31, 2020	$—	$12	$33,711	$36,919	$(13,178)	$12,757	$70,221	$242	$70,463

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$—	$12	$32,474	$28,926	$(10,393)	$1,722	$52,741	$217	$52,958
Cumulative effects of changes in accounting principles, net of income tax				74		21	95		95
Balance at January 1, 2019	—	12	32,474	29,000	(10,393)	1,743	52,836	217	53,053
Treasury stock acquired in connection with share repurchases					(500)		(500)		(500)
Stock-based compensation			61				61		61
Dividends on preferred stock				(32)			(32)		(32)
Dividends on common stock				(405)			(405)		(405)
Change in equity of noncontrolling interests							—	6	6
Net income (loss)				1,381			1,381	4	1,385
Other comprehensive income (loss), net of income tax						5,168	5,168	2	5,170
Balance at March 31, 2019	$—	$12	$32,535	$29,944	$(10,893)	$6,911	$58,509	$229	$58,738
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2020 and 2019 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2020	2019
Net cash provided by (used in) operating activities	$1,847	$2,072
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	19,378	21,606
Equity securities	25	149
Mortgage loans	2,821	1,769
Real estate and real estate joint ventures	90	103
Other limited partnership interests	146	250
Purchases and originations of:
Fixed maturity securities available-for-sale	(26,924)	(23,386)
Equity securities	(35)	(16)
Mortgage loans	(4,151)	(4,416)
Real estate and real estate joint ventures	(573)	(483)
Other limited partnership interests	(480)	(428)
Cash received in connection with freestanding derivatives	4,987	1,021
Cash paid in connection with freestanding derivatives	(1,440)	(1,231)
Net change in policy loans	20	16
Net change in short-term investments	(2,125)	(545)
Net change in other invested assets	(1)	(53)
Other, net	(75)	(55)
Net cash provided by (used in) investing activities	(8,337)	(5,699)
Cash flows from financing activities
Policyholder account balances:
Deposits	24,820	23,891
Withdrawals	(20,477)	(20,904)
Payables for collateral under securities loaned and other transactions:
Net change in payables for collateral under securities loaned and other transactions	8,796	388
Cash received for other transactions with tenors greater than three months	50	—
Cash paid for other transactions with tenors greater than three months	(50)	(75)
Long-term debt issued	1,074	—
Long-term debt repaid	(6)	(10)
Collateral financing arrangement repaid	(12)	(12)
Financing element on certain derivative instruments and other derivative related transactions, net	(167)	(29)
Treasury stock acquired in connection with share repurchases	(500)	(500)
Preferred stock issued, net of issuance costs	972	—
Dividends on preferred stock	(32)	(32)
Dividends on common stock	(404)	(405)
Other, net	93	4
Net cash provided by (used in) financing activities	14,157	2,316
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(171)	(4)
Change in cash and cash equivalents	7,496	(1,315)
Cash and cash equivalents, beginning of period	16,598	15,821
Cash and cash equivalents, end of period	$24,094	$14,506

Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$136	$148
Income tax	$(35)	$114
Non-cash transactions:
Operating lease liability associated with the recognition of right-of-use assets	$—	$153

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
Basis of Presentation
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the interim condensed consolidated financial statements. In applying these policies and estimates, management makes subjective and complex judgments that frequently require assumptions about matters that are inherently uncertain, including the novel coronavirus COVID-19 pandemic (“COVID-19 Pandemic”). Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s business and operations. Actual results could differ from these estimates.
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2019 consolidated balance sheet data was derived from audited consolidated financial statements included in MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2019 Annual Report.
Consolidation
The accompanying interim condensed consolidated financial statements include the accounts of MetLife, Inc. and its subsidiaries, as well as partnerships and joint ventures in which the Company has control, and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Intercompany accounts and transactions have been eliminated.
The Company uses the equity method of accounting or the fair value option (“FVO”) for real estate joint ventures and other limited partnership interests (“investee”) when it has more than a minor ownership interest or more than a minor influence over the investee’s operations. The Company generally recognizes its share of the investee’s earnings in net investment income on a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period.
Reclassifications
Certain amounts in the prior year periods’ interim condensed consolidated financial statements and related footnotes thereto have been reclassified to conform to the 2020 presentation as discussed throughout the Notes to the Interim Condensed Consolidated Financial Statements.
Summary of Significant Accounting Policies
The following are the Company’s significant accounting policies updated for the January 1, 2020 adoption of new accounting pronouncements related to investments and goodwill.
Net Investment Income and Net Investment Gains (Losses)
Income from investments is reported within net investment income, unless otherwise stated herein. Gains and losses on sales of investments, intent-to-sell impairments, as well as provisions for credit loss in the allowance for credit loss (“ACL”) on fixed maturity securities available-for-sale (“AFS”), mortgage loans and investments in leases and subsequent changes in the ACL or for impairment losses on real estate investments, are reported within net investment gains (losses), unless otherwise stated herein. Accrued investment income is presented separately on the consolidated balance sheet and excluded from the carrying value of the related investments, primarily fixed maturity securities and mortgage loans.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Fixed Maturity Securities
The majority of the Company’s fixed maturity securities are classified as AFS and are reported at their estimated fair value. Unrealized investment gains and losses on these securities are recorded as a separate component of other comprehensive income (loss) (“OCI”), net of policy-related amounts and deferred income taxes. All security transactions are recorded on a trade date basis. Sales of securities are determined on a specific identification basis.
Interest income and prepayment fees are recognized when earned. Interest income is recognized using an effective yield method giving effect to amortization of premium and accretion of discount and is based on the estimated economic life of the securities, which for mortgage-backed and asset-backed securities considers the estimated timing and amount of prepayments of the underlying loans. See also Note 8 “— Fixed Maturity Securities AFS — Methodology for Amortization of Premium and Accretion of Discount on Structured Products” in the Notes to the Consolidated Financial Statements included in the 2019 Annual Report. The amortization of premium and accretion of discount also takes into consideration call and maturity dates.
The Company periodically evaluates its fixed maturity securities AFS for impairment. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in estimated fair value as described in Note 6 “— Fixed Maturity Securities Available-for-Sale — Evaluation of Fixed Maturity Securities AFS for Credit Loss.”
Prior to January 1, 2020, the Company applied other than temporary impairment (“OTTI”) guidance for securities in an unrealized loss position. An OTTI was recognized in earnings within net investment gains (losses) when it was anticipated that the amortized cost would not be recovered. When either: (i) the Company had the intent to sell the security, or (ii) it was more likely than not that the Company would be required to sell the security before recovery, the reduction of amortized cost and the OTTI recognized in earnings was the entire difference between the security’s amortized cost and estimated fair value. If neither of these conditions existed, the difference between the amortized cost of the security and the present value of projected future cash flows expected to be collected was recognized as a reduction of amortized cost and an OTTI in earnings. If the estimated fair value was less than the present value of projected future cash flows expected to be collected, this portion of OTTI related to other-than-credit factors was recorded in OCI.
On January 1, 2020, the Company adopted accounting standards update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) using a modified retrospective approach. Under ASU 2016-13, for securities in an unrealized loss position, a credit loss is recognized in earnings within net investment gains (losses) when it is anticipated that the amortized cost will not be recovered. When either: (i) the Company has the intent to sell the security, or (ii) it is more likely than not that the Company will be required to sell the security before recovery, the reduction of amortized cost and the loss recognized in earnings is the entire difference between the security’s amortized cost and estimated fair value. If neither of these conditions exists, the difference between the amortized cost of the security and the present value of projected future cash flows expected to be collected is recognized as a “credit loss” by establishing an ACL with a corresponding charge to earnings in net investment gains (losses). However, the ACL is limited by the amount that the fair value is less than the amortized cost. This limitation is known as the “fair value floor”. If the estimated fair value is less than the present value of projected future cash flows expected to be collected, this portion of the decline in value related to other-than-credit factors (“noncredit loss”) is recorded in OCI.
The new guidance also replaces the model for purchased credit impaired (“PCI”) fixed maturity securities AFS and financing receivables and requires the establishment of an ACL at acquisition, which is added to the purchase price to establish the initial amortized cost of the investment. Upon adoption, the replacement of the PCI model did not have a material impact on the Company’s interim condensed consolidated financial statements.
Mortgage Loans
ASU 2016-13 requires an ACL based on the expectation of lifetime credit loss on financing receivables carried at amortized cost, including, but not limited to, mortgage loans and leveraged and direct financing leases, as described in Note 6.
The Company disaggregates its mortgage loan investments into three portfolio segments: commercial, agricultural and residential. Also included in commercial mortgage loans are revolving line of credit loans collateralized by commercial properties. The accounting policies that are applicable to all portfolio segments are presented below and the accounting policies related to each of the portfolio segments are included in Note 6.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Mortgage loans are stated at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, and are net of ACL. Interest income and prepayment fees are recognized when earned. Interest income is recognized using an effective yield method giving effect to amortization of premium and accretion of discount.
The Company ceases to accrue interest when the collection of interest is not considered probable, which is based on a current evaluation of the status of the borrower including the number of days past due. When a loan is placed on non-accrual status, uncollected past due accrued interest income that is considered uncollectible is charged-off against net investment income. Generally, the accrual of interest income resumes after all delinquent amounts are paid and management believes all future principal and interest payments will be collected. The Company records cash receipts on non-accruing loans in accordance with the loan agreement. The Company records charge-offs upon the realization of a credit loss, typically through foreclosure or after a decision is made to sell a loan, or for residential loans when, after considering the individual consumer’s financial status, management believes amounts are not collectible. Gain or loss upon charge-off is recorded, net of previously established ACL, in net investment gains (losses). Cash recoveries on principal amounts previously charged-off are generally recorded in net investment gains.
Also included in mortgage loans are residential mortgage loans for which the FVO was elected, and which are stated at estimated fair value. Changes in estimated fair value are recognized in net investment income.
Goodwill
On January 1, 2020, the Company adopted ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, using a prospective transition approach for goodwill impairment tests subsequent to January 1, 2020. As a result of the new guidance, Step 2 of the goodwill impairment test (measuring a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying value of that goodwill) has been eliminated and the Company is only required to perform a one-step goodwill impairment test as described below. Goodwill represents the future economic benefits arising from net assets acquired in a business combination that are not individually identified and recognized. Goodwill is calculated as the excess of cost over the estimated fair value of such net assets acquired, is not amortized, and is tested for impairment based on a fair value approach at least annually, or more frequently if events or circumstances indicate that there may be justification for conducting an interim test. The Company performs its annual goodwill impairment testing during the third quarter based upon data as of the close of the second quarter.
The impairment test is performed at the reporting unit level, which is the operating segment or a business one level below the operating segment, if discrete financial information is prepared and regularly reviewed by management at that level. For purposes of goodwill impairment testing, if the carrying value of a reporting unit exceeds its estimated fair value, an impairment charge would be recognized for the amount by which the carrying value exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. Additionally, the Company will consider income tax effects from any tax deductible goodwill on the carrying value of the reporting unit when measuring the goodwill impairment loss, if applicable. On an ongoing basis, the Company evaluates potential triggering events that may affect the estimated fair value of the Company’s reporting units to assess whether any goodwill impairment exists. Deteriorating or adverse market conditions for certain reporting units may have a significant impact on the estimated fair value of these reporting units and could result in future impairments of goodwill.
In the first quarter of 2020, the Company performed interim goodwill impairment testing on all of its reporting units due to the recent economic impacts caused by the COVID-19 Pandemic. The interim goodwill impairment testing was conducted by measuring the estimated fair value of the reporting unit and comparing such estimated fair value to the carrying value of the reporting unit. The result of the interim goodwill impairment testing was that the estimated fair value exceeded the carrying value of its reporting units and the Company determined that its goodwill in the current quarter was not impaired, although the amount of excess of estimated fair value above the carrying value for the reporting units has decreased significantly since the previous annual test. The excess of estimated fair value over carrying value in the Asia and EMEA reporting units has decreased below what would be considered a substantial margin.
Recent Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of ASUs to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. The following tables provide a description of new ASUs issued by the FASB and the impact of the adoption on the Company’s consolidated financial statements.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Adoption of New Accounting Pronouncements
Except as noted below, the ASUs adopted by the Company effective January 1, 2020 did not have a material impact on its consolidated financial statements or disclosures.

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, with certain exceptions.

Effective for contract modifications made between March 12, 2020 and December 31, 2022
The new guidance will reduce the operational and financial impacts of contract modifications that replace a reference rate, such as London InterBank Offered Rate (LIBOR), affected by reference rate reform. The adoption of the new guidance did not have an impact on the Company’s interim condensed consolidated financial statements. The Company will continue to evaluate the impacts of reference rate reform on contract modifications and hedging relationships through December 31, 2022.

ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
The new guidance simplifies the former two-step goodwill impairment test by eliminating Step 2 of the test. The new guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any.
January 1, 2020, the Company adopted, using a prospective approach.
The adoption of the new guidance reduced the complexity involved with the evaluation of goodwill for impairment. The impact of the new guidance will depend on the outcomes of future goodwill impairment tests.

ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as clarified and amended by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses; ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments; ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief; and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses

This new guidance requires an ACL based on the expectation of lifetime credit loss on financing receivables carried at amortized cost, including, but not limited to, mortgage loans, premium receivables, reinsurance receivables and leveraged and direct financing leases.

The former model for OTTI on fixed maturity securities AFS has been modified and requires the recording of an ACL instead of a reduction of the amortized cost. Any improvements in expected future cash flows will no longer be reflected as a prospective yield adjustment, but instead will be reflected as a reduction in the ACL. The new guidance also replaces the model for PCI fixed maturity securities AFS and financing receivables and requires the establishment of an ACL at acquisition, which is added to the purchase price to establish the initial amortized cost of the investment.

The new guidance also requires enhanced disclosures.

January 1, 2020 for substantially all financial assets, the Company adopted using a modified retrospective approach. For previously impaired fixed maturity securities AFS and certain fixed maturity securities AFS acquired with evidence of credit quality deterioration since origination, the Company adopted prospectively on January 1, 2020.

The adoption of this guidance resulted in a $121 million, net of income tax, decrease to retained earnings primarily related to the Company’s mortgage loan investments. The Company has included the required disclosures within Note 6.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Future Adoption of New Accounting Pronouncements
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures. ASUs issued but not yet adopted as of March 31, 2020 that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements or disclosures are summarized in the table below.

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

January 1, 2021. The new guidance should be applied either on a retrospective, modified retrospective or prospective basis based on the items to which the amendments relate. Early adoption is permitted.

The Company has started its implementation efforts and is currently evaluating the impact of the new guidance on its consolidated financial statements.
ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, as amended by ASU 2019-09, Financial Services—Insurance (Topic 944): Effective Date

The new guidance (i) prescribes the discount rate to be used in measuring the liability for future policy benefits for traditional and limited payment long-duration contracts, and requires assumptions for those liability valuations to be updated after contract inception, (ii) requires more market-based product guarantees on certain separate account and other account balance long-duration contracts to be accounted for at fair value, (iii) simplifies the amortization of deferred policy acquisition costs (“DAC”) for virtually all long-duration contracts, and (iv) introduces certain financial statement presentation requirements, as well as significant additional quantitative and qualitative disclosures. The amendments in ASU 2019-09 defer the effective date of the amendments in ASU 2018-12 for all entities.
January 1, 2022, to be applied retrospectively to January 1, 2020 (with early adoption permitted).
The implementation efforts of the Company and the evaluation of the impact of the new guidance are in progress. Given the nature and extent of the required changes to a significant portion of the Company’s operations, the adoption of this guidance is expected to have a material impact on its consolidated financial statements.

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
The financial measures of adjusted revenues and adjusted expenses focus on the Company’s primary businesses principally by excluding the impact of market volatility, which could distort trends, and revenues and costs related to non-core products and certain entities required to be consolidated under GAAP. Also, these measures exclude results of discontinued operations under GAAP and other businesses that have been or will be sold or exited by MetLife but do not meet the discontinued operations criteria under GAAP and are referred to as divested businesses. Divested businesses also include the net impact of transactions with exited businesses that have been eliminated in consolidation under GAAP and costs relating to businesses that have been or will be sold or exited by MetLife that do not meet the criteria to be included in results of discontinued operations under GAAP. Adjusted revenues also excludes net investment gains (losses) and net derivative gains (losses). Adjusted expenses also excludes goodwill impairments.
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

•
Other expenses excludes: (i) noncontrolling interests, (ii) implementation of new insurance regulatory requirements costs and (iii) acquisition, integration and other costs. Other expenses includes TSA fees.

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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months ended March 31, 2020 and 2019. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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
Net investment income is based upon the actual results of each segment’s specifically identifiable investment portfolios adjusted for allocated equity. Other costs are allocated to each of the segments based upon: (i) a review of the nature of such costs, (ii) time studies analyzing the amount of employee compensation costs incurred by each segment, and (iii) cost estimates included in the Company’s product pricing.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended March 31, 2020	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,674	$1,636	$640	$568	$904	$12	$9,434	$32	$9,466
Universal life and investment-type product policy fees	275	430	270	116	294	—	1,385	46	1,431
Net investment income	1,766	937	218	69	1,315	16	4,321	(1,260)	3,061
Other revenues	240	14	11	13	35	84	397	42	439
Net investment gains (losses)	—	—	—	—	—	—	—	(288)	(288)
Net derivative gains (losses)	—	—	—	—	—	—	—	4,201	4,201
Total revenues	7,955	3,017	1,139	766	2,548	112	15,537	2,773	18,310
Expenses
Policyholder benefits and claims and policyholder dividends	5,435	1,321	610	310	1,661	26	9,363	(49)	9,314
Interest credited to policyholder account balances	458	445	70	27	218	—	1,218	(1,138)	80
Capitalization of DAC	(112)	(421)	(100)	(130)	(5)	(3)	(771)	(3)	(774)
Amortization of DAC and VOBA	119	315	74	130	100	1	739	49	788
Amortization of negative VOBA	—	(8)	—	(2)	—	—	(10)	—	(10)
Interest expense on debt	2	—	1	—	2	217	222	—	222
Other expenses	1,066	874	345	332	228	136	2,981	66	3,047
Total expenses	6,968	2,526	1,000	667	2,204	377	13,742	(1,075)	12,667
Provision for income tax expense (benefit)	207	141	44	21	67	(166)	314	928	1,242
Adjusted earnings	$780	$350	$95	$78	$277	$(99)	1,481
Adjustments to:
Total revenues							2,773
Total expenses							1,075
Provision for income tax (expense) benefit							(928)
Net income (loss)							$4,401		$4,401

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended March 31, 2019	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,567	$1,699	$646	$542	$927	$24	$9,405	$—	$9,405
Universal life and investment-type product policy fees	270	406	284	103	274	1	1,338	27	1,365
Net investment income	1,719	880	296	74	1,287	25	4,281	627	4,908
Other revenues	221	16	12	14	67	94	424	70	494
Net investment gains (losses)	—	—	—	—	—	—	—	15	15
Net derivative gains (losses)	—	—	—	—	—	—	—	115	115
Total revenues	7,777	3,001	1,238	733	2,555	144	15,448	854	16,302
Expenses
Policyholder benefits and claims and policyholder dividends	5,373	1,319	597	284	1,648	20	9,241	131	9,372
Interest credited to policyholder account balances	501	403	94	24	226	—	1,248	713	1,961
Capitalization of DAC	(114)	(479)	(94)	(117)	(6)	(2)	(812)	—	(812)
Amortization of DAC and VOBA	114	307	78	92	63	1	655	(31)	624
Amortization of negative VOBA	—	(9)	—	(1)	—	—	(10)	—	(10)
Interest expense on debt	2	—	1	—	2	229	234	—	234
Other expenses	993	955	366	338	227	222	3,101	88	3,189
Total expenses	6,869	2,496	1,042	620	2,160	470	13,657	901	14,558
Provision for income tax expense (benefit)	184	149	62	27	78	(165)	335	24	359
Adjusted earnings	$724	$356	$134	$86	$317	$(161)	1,456
Adjustments to:
Total revenues							854
Total expenses							(901)
Provision for income tax (expense) benefit							(24)
Net income (loss)							$1,385		$1,385

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	March 31, 2020	December 31, 2019
	(In millions)
U.S.	$273,341	$266,174
Asia	160,442	161,018
Latin America	61,526	75,069
EMEA	24,365	27,281
MetLife Holdings	172,347	175,199
Corporate & Other	45,720	35,722
Total	$737,741	$740,463

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
4. Insurance
Guarantees
As discussed in Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report, the Company issues directly and assumes through reinsurance variable annuity products with guaranteed minimum benefits. Guaranteed minimum accumulation benefits (“GMABs”), the non-life contingent portion of guaranteed minimum withdrawal benefits (“GMWBs”) and certain non-life contingent portions of GMIBs are accounted for as embedded derivatives in policyholder account balances and are further discussed in Note 7.
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
Information regarding the Company’s guarantee exposure, which includes direct and assumed business, but excludes offsets from hedging or ceded reinsurance, if any, was as follows at:

	March 31, 2020				December 31, 2019
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts:
Variable Annuity Guarantees:
Total account value (1), (2), (3)	$55,583		$20,475		$64,506		$24,036
Separate account value (1)	$34,167		$18,774		$41,305		$22,291
Net amount at risk (2)	$4,009	(4)	$1,131	(5)	$1,572	(4)	$584	(5)
Average attained age of contractholders	67 years		66 years		67 years		65 years
Other Annuity Guarantees:
Total account value (1), (3)	N/A		$4,885		N/A		$5,671
Net amount at risk	N/A		$388	(6)	N/A		$408	(6)
Average attained age of contractholders	N/A		51 years		N/A		51 years

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Insurance (continued)

	March 31, 2020		December 31, 2019
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts:
Total account value (1), (3)	$10,994	$2,903	$11,937	$2,940
Net amount at risk (7)	$84,436	$14,231	$86,221	$14,500
Average attained age of policyholders	54 years	65 years	53 years	65 years
__________________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	Includes amounts, which are not reported on the interim condensed consolidated balance sheets, from assumed variable annuity guarantees from the Company’s former operating joint venture in Japan.

(3)	Includes the contractholder’s investments in the general account and separate account, if applicable.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Insurance (continued)

Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Balance, beginning of period	$19,216	$17,788
Less: Reinsurance recoverables	2,377	2,332
Net balance, beginning of period	16,839	15,456
Incurred related to:
Current period	6,455	6,338
Prior periods (1)	113	210
Total incurred	6,568	6,548
Paid related to:
Current period	(3,523)	(3,430)
Prior periods	(3,160)	(2,814)
Total paid	(6,683)	(6,244)
Net balance, end of period	16,724	15,760
Add: Reinsurance recoverables	2,461	2,354
Balance, end of period (included in future policy benefits and other policy-related balances)	$19,185	$18,114
__________________

(1)
For both the three months ended March 31, 2020 and 2019, claims and claim adjustment expenses associated with prior periods increased due to events incurred in prior periods but reported in the current period.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Closed Block (continued)

Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	March 31, 2020	December 31, 2019
	(In millions)
Closed Block Liabilities
Future policy benefits	$39,214	$39,379
Other policy-related balances	340	423
Policyholder dividends payable	431	432
Policyholder dividend obligation	1,677	2,020
Deferred income tax liability	82	79
Other liabilities	169	81
Total closed block liabilities	41,913	42,414
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	25,332	25,977
Equity securities, at estimated fair value	44	49
Contractholder-directed equity securities and fair value option securities, at estimated fair value	46	53
Mortgage loans	6,995	7,052
Policy loans	4,478	4,489
Real estate and real estate joint ventures	556	544
Other invested assets	844	314
Total investments	38,295	38,478
Cash and cash equivalents	148	448
Accrued investment income	427	419
Premiums, reinsurance and other receivables	67	75
Current income tax recoverable	90	91
Total assets designated to the closed block	39,027	39,511
Excess of closed block liabilities over assets designated to the closed block	2,886	2,903
AOCI:
Unrealized investment gains (losses), net of income tax	2,008	2,453
Unrealized gains (losses) on derivatives, net of income tax	314	97
Allocated to policyholder dividend obligation, net of income tax	(1,325)	(1,596)
Total amounts included in AOCI	997	954
Maximum future earnings to be recognized from closed block assets and liabilities	$3,883	$3,857

Information regarding the closed block policyholder dividend obligation was as follows:

	Three Months Ended March 31, 2020	Year Ended December 31, 2019
	(In millions)
Balance, beginning of period	$2,020	$428
Change in unrealized investment and derivative gains (losses)	(343)	1,592
Balance, end of period	$1,677	$2,020

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Closed Block (continued)

Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Revenues
Premiums	$367	$367
Net investment income	407	428
Net investment gains (losses)	(19)	(1)
Net derivative gains (losses)	26	3
Total revenues	781	797
Expenses
Policyholder benefits and claims	550	539
Policyholder dividends	219	228
Other expenses	27	29
Total expenses	796	796
Revenues, net of expenses before provision for income tax expense (benefit)	(15)	1
Provision for income tax expense (benefit)	(3)	—
Revenues, net of expenses and provision for income tax expense (benefit)	$(12)	$1

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

6. Investments
Fixed Maturity Securities Available-for-Sale
Fixed Maturity Securities Available-for-Sale by Sector
The following table presents the fixed maturity securities AFS by sector. U.S. corporate and foreign corporate sectors include redeemable preferred stock. Residential mortgage-backed securities (“RMBS”) includes agency, prime, alternative and sub-prime mortgage-backed securities. Asset-backed securities (“ABS”) includes securities collateralized by corporate loans and consumer loans. Municipals includes taxable and tax-exempt revenue bonds and, to a much lesser extent, general obligations of states, municipalities and political subdivisions. Commercial mortgage-backed securities (“CMBS”) primarily includes securities collateralized by multiple commercial mortgage loans. RMBS, ABS and CMBS are collectively, “Structured Products.” In accordance with new guidance adopted January 1, 2020 regarding expected credit loss, securities that incurred a credit loss after December 31, 2019 and were still held as of March 31, 2020, are presented net of ACL. In accordance with previous guidance, both the temporary loss and OTTI loss are presented for securities that were in an unrealized loss position as of December 31, 2019.

	March 31, 2020					December 31, 2019
	Amortized Cost	ACL	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized			Estimated Fair Value
			Gains	Losses			Gains	Temporary Losses	OTTI Losses (1)
	(In millions)
U.S. corporate	$80,287	$(51)	$7,151	$2,316	$85,071	$79,115	$8,943	$305	$—	$87,753
Foreign government	57,737	(136)	7,816	573	64,844	58,840	8,710	321	—	67,229
Foreign corporate	58,679	—	3,281	2,765	59,195	59,342	5,540	717	—	64,165
U.S. government and agency	38,181	—	9,787	9	47,959	37,586	4,604	106	—	42,084
RMBS	29,242	—	1,636	409	30,469	27,051	1,535	72	(33)	28,547
ABS	15,870	—	48	1,080	14,838	14,547	83	88	—	14,542
Municipals	11,877	—	2,054	60	13,871	11,081	2,001	29	—	13,053
CMBS	10,751	—	232	545	10,438	10,093	396	42	—	10,447
Total fixed maturity securities AFS	$302,624	$(187)	$32,005	$7,757	$326,685	$297,655	$31,812	$1,680	$(33)	$327,820

__________________

(1)
Noncredit OTTI losses included in AOCI in an unrealized gain position are due to increases in estimated fair value subsequent to initial recognition of noncredit loss on such securities. See also “— Net Unrealized Investment Gains (Losses).”

Maturities of Fixed Maturity Securities AFS
The amortized cost, net of ACL and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at March 31, 2020:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost, net of ACL	$16,862	$47,867	$57,679	$124,166	$55,863	$302,437
Estimated fair value	$17,061	$48,490	$60,624	$144,765	$55,745	$326,685

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Continuous Gross Unrealized Losses for Fixed Maturity Securities AFS by Sector
The following table presents the estimated fair value and gross unrealized losses of fixed maturity securities AFS in an unrealized loss position by sector and aggregated by length of time that the securities have been in a continuous unrealized loss position. Included in the table below are securities without an ACL as of March 31, 2020, in accordance with new guidance adopted January 1, 2020. Also included in the table below are all securities in an unrealized loss position as of December 31, 2019, in accordance with previous guidance.

	March 31, 2020				December 31, 2019
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$22,055	$2,136	$655	$174	$3,817	$107	$2,226	$198
Foreign government	5,813	335	1,347	194	3,295	149	1,490	172
Foreign corporate	21,922	2,401	2,103	364	3,188	133	5,873	584
U.S. government and agency	1,103	8	37	—	5,391	97	196	9
RMBS	5,617	390	227	20	2,341	25	584	14
ABS	9,866	757	2,995	323	3,692	22	4,843	66
Municipals	1,351	60	1	—	1,156	29	1	—
CMBS	4,693	485	384	60	1,926	16	487	26
Total fixed maturity securities AFS	$72,420	$6,572	$7,749	$1,135	$24,806	$578	$15,700	$1,069
Investment grade	$63,072	$5,080	$6,970	$919	$22,838	$437	$13,813	$821
Below investment grade	9,348	1,492	779	216	1,968	141	1,887	248
Total fixed maturity securities AFS	$72,420	$6,572	$7,749	$1,135	$24,806	$578	$15,700	$1,069
Total number of securities in an unrealized loss position	6,667		947		2,153		1,411

Evaluation of Fixed Maturity Securities AFS for Credit Loss
Evaluation and Measurement Methodologies
Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used in the credit loss evaluation process include, but are not limited to: (i) the extent to which the estimated fair value has been below amortized cost, (ii) adverse conditions specifically related to a security, an industry sector or sub-sector, or an economically depressed geographic area, adverse change in the financial condition of the issuer of the security, changes in technology, discontinuance of a segment of the business that may affect future earnings, and changes in the quality of credit enhancement, (iii) payment structure of the security and likelihood of the issuer being able to make payments, (iv) failure of the issuer to make scheduled interest and principal payments, (v) the issuer, or series of issuers or an industry has suffered a catastrophic loss or has exhausted natural resources, (vi) whether the Company has the intent to sell or will more likely than not be required to sell a particular security before the decline in estimated fair value below amortized cost recovers, (vii) with respect to Structured Products, changes in forecasted cash flows after considering the changes in the financial condition of the underlying loan obligors and quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security, (viii) changes in the rating of the security by a rating agency, and (ix) other subjective factors, including concentrations and information obtained from regulators.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

The methodology and significant inputs used to determine the amount of credit loss are as follows:

•
The Company calculates the recovery value by performing a discounted cash flow analysis based on the present value of future cash flows. The discount rate is generally the effective interest rate of the security at the time of purchase for fixed-rate securities and the spot rate at the date of evaluation of credit loss for floating-rate securities.

•
When determining collectability and the period over which value is expected to recover, the Company applies considerations utilized in its overall credit loss evaluation process which incorporates information regarding the specific security, fundamentals of the industry and geographic area in which the security issuer operates, and overall macroeconomic conditions. Projected future cash flows are estimated using assumptions derived from management’s single best estimate, the most likely outcome in a range of possible outcomes, after giving consideration to a variety of variables that include, but are not limited to: payment terms of the security; the likelihood that the issuer can service the interest and principal payments; the quality and amount of any credit enhancements; the security’s position within the capital structure of the issuer; possible corporate restructurings or asset sales by the issuer; any private and public sector programs to restructure foreign government securities and municipals; and changes to the rating of the security or the issuer by rating agencies.

•
Additional considerations are made when assessing the unique features that apply to certain Structured Products including, but not limited to: the quality of underlying collateral, historical performance of the underlying loan obligors, historical rent and vacancy levels, changes in the financial condition of the underlying loan obligors, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying loans or assets backing a particular security, changes in the quality of credit enhancement and the payment priority within the tranche structure of the security.

With respect to securities that have attributes of debt and equity (“perpetual hybrid securities”), consideration is given in the credit loss analysis as to whether there has been any deterioration in the credit of the issuer and the likelihood of recovery in value of the securities that are in a severe unrealized loss position. Consideration is also given as to whether any perpetual hybrid securities with an unrealized loss, regardless of credit rating, have deferred any dividend payments.
After the adoption of new guidance on January 1, 2020, in periods subsequent to the recognition of an initial ACL on a security, the Company reassesses credit loss quarterly. Subsequent increases or decreases in the expected cash flow from the security result in corresponding decreases or increases in the ACL which are recorded within net investment gains (losses); however, the previously recorded ACL is not reduced to an amount below zero. Full or partial write-offs are deducted from the ACL in the period the security, or a portion, is considered uncollectible. Recoveries of amounts previously written off are recorded to the ACL in the period received. When the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost, any ACL is written off and the amortized cost is written down to estimated fair value through a charge within net investment gains (losses), which becomes the new amortized cost of the security.
In accordance with the previous guidance, methodologies to evaluate the recoverability of a security in an unrealized loss position were similar, except: (i) the length of time estimated fair value had been below amortized cost was considered for securities, and (ii) for non-functional currency denominated securities, the impact from weakening non-functional currencies on securities that were near maturity was considered in the evaluation. In addition, measurement methodologies were similar, except: (i) a fair value floor was not utilized to limit the credit loss recognized, (ii) the amortized cost of securities was adjusted for the OTTI to the expected recoverable amount and an ACL was not utilized, (iii) subsequent to a credit loss being recognized, increases in expected cash flows from the security did not result in an immediate increase in valuation recognized in earnings through net investment gains (losses) from reduction of the ACL instead such increases in value were recorded as unrealized gains in OCI, and (iv) in periods subsequent to the recognition of OTTI on a security, the Company accounted for the impaired security as if it had been purchased on the measurement date of the impairment; accordingly, the discount (or reduced premium) based on the new cost basis was accreted over the remaining term of the security in a prospective manner based on the amount and timing of estimated future cash flows.
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL increased $6.1 billion for the three months ended March 31, 2020 to $7.7 billion. The increase in gross unrealized losses for the three months ended March 31, 2020 was primarily attributable to widening credit spreads and movement in foreign currency exchange rates, partially offset by decreases in interest rates.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater were $1.1 billion at March 31, 2020, or 15% of the total gross unrealized losses on securities without an ACL.
Investment Grade Fixed Maturity Securities AFS
Of the $1.1 billion of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $919 million, or 81%, were related to 757 investment grade securities. Unrealized losses on investment grade securities are principally related to widening credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities AFS
Of the $1.1 billion of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $216 million, or 19%, were related to 190 below investment grade securities. Unrealized losses on below investment grade securities are principally related to U.S. and foreign corporate securities (primarily industrial and consumer), foreign government securities and ABS and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty, as well as with respect to fixed-rate securities, rising interest rates since purchase. Management evaluates U.S. corporate and foreign corporate securities based on factors such as expected cash flows, financial condition and near-term and long-term prospects of the issuers. Management evaluates foreign government securities based on factors impacting the issuers such as expected cash flows, financial condition of the issuers and any country-specific economic conditions or public sector programs to restructure foreign government securities. Management evaluates ABS based on actual and projected cash flows after considering the quality of underlying collateral, credit enhancements, expected prepayment speeds, current and forecasted loss severity, the payment terms of the underlying assets backing a particular security and the payment priority within the tranche structure of the security.
Current Period Evaluation
At March 31, 2020, with respect to securities in an unrealized loss position, the Company does not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Based on the Company’s current evaluation of its securities in an unrealized loss position without an ACL, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at March 31, 2020.
Future provisions for credit loss will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), and changes in credit ratings and collateral valuation.
Rollforward of Allowance for Credit Loss for Fixed Maturity Securities AFS By Sector
The rollforward of ACL for fixed maturity securities AFS by sector is as follows:

	U.S. Corporate	Foreign Government	Total
	(In millions)
Three Months Ended March 31, 2020
Balance, beginning of period	$—	$—	$—
Additions:
Securities for which credit loss was not previously recorded	(51)	(136)	(187)
Balance, end of period	$(51)	$(136)	$(187)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Equity Securities
Equity securities are summarized as follows at:

	March 31, 2020		December 31, 2019
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total

	(Dollars in millions)
Common stock	$682	65.0%	$944	70.3%
Non-redeemable preferred stock	368	35.0	398	29.7
Total equity securities	$1,050	100.0%	$1,342	100.0%

Contractholder-Directed Equity Securities and Fair Value Option Securities
As described more fully in Note 1 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report, contractholder-directed equity securities and FVO securities (“FVO Securities”) (collectively, “Unit-linked and FVO Securities”) include three categories of investments for which the FVO has been elected, or are otherwise required to be carried at estimated fair value.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2020		December 31, 2019
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$50,077	61.6%	$49,624	61.6%
Agricultural	16,788	20.6	16,695	20.7
Residential	14,763	18.2	14,316	17.8
Total amortized cost	81,628	100.4	80,635	100.1
Allowance for credit loss	(464)	(0.6)	(353)	(0.4)
Subtotal mortgage loans, net	81,164	99.8	80,282	99.7
Residential — FVO	180	0.2	188	0.2
Total mortgage loans held-for-investment, net	$81,344	100.0%	$80,470	99.9%
Mortgage loans held-for-sale	—	—	59	0.1
Total mortgage loans, net	$81,344	100.0%	$80,529	100.0%

Information on commercial, agricultural, and residential mortgage loans is presented in the tables below. Information on residential mortgage loans - FVO is presented in Note 8. The Company elects the FVO for certain residential mortgage loans that are managed on a total return basis.
The amount of net discounts, included within total amortized cost, primarily attributable to residential mortgage loans was $883 million and $867 million at March 31, 2020 and December 31, 2019, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at March 31, 2020 and December 31, 2019 was $187 million and $188 million; $157 million and $186 million; and $91 million and $94 million, respectively.
Purchases of mortgage loans, primarily residential, were $1.3 billion and $1.4 billion for the three months ended March 31, 2020 and 2019, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Allowance for Credit Loss Rollforward by Portfolio Segment
The changes in the ACL, by portfolio segment, were as follows:

	Three Months Ended March 31,
	2020				2019
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$246	$52	$55	$353	$238	$46	$58	$342
Adoption of new credit loss guidance	(118)	35	161	78	—	—	—	—
Provision (release)	15	(3)	24	36	7	1	2	10
Charge-offs, net of recoveries	—	—	(3)	(3)	—	—	(2)	(2)
Balance, end of period	$143	$84	$237	$464	$245	$47	$58	$350

Allowance for Credit Loss Methodology
After the adoption of new guidance on January 1, 2020, the Company records an allowance for expected credit loss in an amount that represents the portion of the amortized cost basis of mortgage loans that the Company does not expect to collect, resulting in mortgage loans being presented at the net amount expected to be collected. In determining the Company’s ACL, management: (i) pools mortgage loans that share similar risk characteristics, (ii) considers lifetime credit loss expected over the contractual term of its mortgage loans adjusted for expected prepayments and any extensions, and (iii) considers past events, current economic conditions and forecasts of future economic conditions. Each of the Company’s commercial, agricultural and residential mortgage loan portfolio segments are evaluated separately. The ACL is calculated for each mortgage loan portfolio segment based on inputs unique to each loan portfolio segment. On a quarterly basis, mortgage loans within a portfolio segment that share similar risk characteristics, such as internal risk ratings or consumer credit scores, are pooled for calculation of ACL. On an ongoing basis, mortgage loans with dissimilar risk characteristics (i.e., loans with significant declines in credit quality), collateral dependent mortgage loans (i.e., when the borrower is experiencing financial difficulty, including when foreclosure is reasonable possible or probable) and reasonably expected troubled debt restructurings (i.e., the Company grants concessions to borrower that is experiencing financial difficulties) are evaluated individually for credit loss. The ACL for loans evaluated individually are established using the same methodologies for all three portfolio segments. For example, the ACL for a collateral dependent loan is established as the excess of amortized cost over the estimated fair value of the loan’s underlying collateral, less selling cost when foreclosure is probable. Accordingly, the change in the estimated fair value of collateral dependent loans, which are evaluated individually for credit loss, is recorded as a change in the ACL which is recorded on a quarterly basis as a charge or credit to earnings in net investment gains (losses).
In accordance with the previous guidance, evaluation and measurement methodologies in determining the ACL were similar, except: (i) credit loss was recognized when incurred (when it was probable, based on current information and events, that all amounts due under the loan agreement would not be collected), (ii) pooling of loans with similar risk characteristics was permitted, but not required, (iii) forecasts of future economic conditions were not considered in the evaluation, (iv) measurement of the expected credit loss over the contractual term, or expected term, was not considered in the measurement, and (v) the credit loss for loans evaluated individually could also be determined using either discounted cash flows using the loans original effective interest rate or observable market prices.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Commercial and Agricultural Mortgage Loan Portfolio Segments
Commercial and agricultural mortgage loan ACL are calculated in a similar manner. Within each loan portfolio segment, commercial and agricultural, loans are pooled by internal risk rating. Estimated lifetime loss rates, which vary by internal risk rating, are applied to the amortized cost of each loan, excluding accrued investment income, on a quarterly basis to develop the ACL. Internal risk ratings are based on an assessment of the loan’s credit quality, which can change over time. The estimated lifetime loss rates are based on several loan portfolio segment-specific factors, including (i) the Company’s experience with defaults and loss severity, (ii) expected default and loss severity over the forecast period, (iii) current and forecasted economic conditions including growth, inflation, interest rates and unemployment levels, (iv) loan specific characteristics including loan-to-value ratios, and (v) internal risk ratings. These evaluations are revised as conditions change and new information becomes available. The Company uses its several decades of historical default and loss severity experience which capture multiple economic cycles. The Company uses a forecast of economic assumptions for a two-year period for most of its commercial and agricultural mortgage loans, while a one-year period is used for loans originated in certain markets. After the applicable forecast period, the Company reverts to its historical loss experience using a straight-line basis over two years. For evaluations of commercial mortgage loans, in addition to historical experience, management considers factors that include the impact of a rapid change to the economy, which may not be reflected in the loan portfolio, recent loss and recovery trend experience as compared to historical loss and recovery experience, and loan specific characteristics including debt service coverage ratios. In estimating lifetime credit loss expected over the term of its commercial mortgage loans, the Company adjusts for expected prepayment and extension experience during the forecast period using historical prepayment and extension experience considering the expected position in the economic cycle and the loan profile (i.e., floating rate, shorter-term fixed rate and longer-term fixed rate) and after the forecast period using long-term historical prepayment experience. For evaluations of agricultural mortgage loans, in addition to historical experience, management considers factors that include increased stress in certain sectors, which may be evidenced by higher delinquency rates, or a change in the number of higher risk loans. In estimating lifetime credit loss expected over the term of its agricultural mortgage loans, the Company’s experience is much less sensitive to the position in the economic cycle and by loan profile, accordingly historical prepayment experience is used, while extension terms are not prevalent with the Company’s agricultural mortgage loans.
Commercial mortgage loans are reviewed on an ongoing basis, which review includes, but is not limited to, an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis, estimated valuations of the underlying collateral, loan-to-value ratios, debt service coverage ratios and tenant creditworthiness. The monitoring process focuses on higher risk loans, which include those that are classified as restructured, delinquent or in foreclosure, as well as loans with higher loan-to-value ratios and lower debt service coverage ratios. Agricultural mortgage loans are reviewed on an ongoing basis, which review includes, but is not limited to, property inspections, market analysis, estimated valuations of the underlying collateral, loan-to-value ratios and borrower creditworthiness, as well as reviews on a geographic and property-type basis. The monitoring process for agricultural mortgage loans also focuses on higher risk loans.
For commercial mortgage loans, the primary credit quality indicator is the debt service coverage ratio, which compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. The Company also reviews the loan-to-value ratio of its commercial mortgage loan portfolio. Loan-to-value ratios compare the unpaid principal balance of the loan to the estimated fair value of the underlying collateral. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio and the values utilized in calculating the ratio are updated routinely. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of the Company’s ongoing review of its commercial mortgage loan portfolio.
For agricultural mortgage loans, the Company’s primary credit quality indicator is the loan-to-value ratio. The values utilized in calculating this ratio are developed in connection with the ongoing review of the agricultural mortgage loan portfolio and are routinely updated.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Commitments to lend: After loans are approved, the Company makes commitments to lend and, typically, borrowers draw down on some or all of the commitments. The timing of mortgage loan funding is based on the commitment expiration dates. A liability for expected credit loss for unfunded commercial and agricultural mortgage loan commitments is recorded within net investment gains (losses). The liability is based on estimated lifetime loss rates as described above and the amount of the outstanding commitments, which for lines of credit, considers estimated utilization rates. When the commitment is funded or expires, the liability is adjusted accordingly.
Residential Mortgage Loan Portfolio Segment
The Company’s residential mortgage loan portfolio is comprised primarily of purchased closed end, amortizing residential mortgage loans, including both performing loans purchased within 12 months of origination and reperforming loans purchased after they have been performing for at least 12 months post-modification. Residential mortgage loans are pooled by loan type (i.e., new origination and reperforming) and pooled by similar risk profiles (including consumer credit score and loan-to-value ratios). Estimated lifetime loss rates, which vary by loan type and risk profile, are applied to the amortized cost of each loan excluding accrued investment income on a quarterly basis to develop the ACL. The estimated lifetime loss rates are based on several factors, including (i) industry historical experience and expected results over the forecast period for defaults, (ii) loss severity, (iii) prepayment rates, (iv) current and forecasted economic conditions including growth, inflation, interest rates and unemployment levels, and (v) loan pool specific characteristics including consumer credit scores, loan-to-value ratios, payment history and home prices. These evaluations are revised as conditions change and new information becomes available. The Company uses industry historical experience which captures multiple economic cycles as the Company has purchased most of its residential mortgage loans in the last five years. The Company uses a forecast of economic assumptions for a two-year period for most of its residential mortgage loans. After the applicable forecast period, the Company immediately reverts to industry historical loss experience.
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
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at March 31, 2020:

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$1,276	$6,618	$7,108	$5,291	$5,431	$12,384	$2,886	$40,994	81.8%
65% to 75%	446	2,455	1,631	959	884	1,218	—	7,593	15.2
76% to 80%	—	—	19	336	131	369	—	855	1.7
Greater than 80%	—	—	—	401	58	176	—	635	1.3
Total	$1,722	$9,073	$8,758	$6,987	$6,504	$14,147	$2,886	$50,077	100.0%
Debt service coverage ratios:
> 1.20x	$1,619	$8,668	$8,357	$6,535	$6,144	$13,235	$2,886	$47,444	94.8%
1.00x - 1.20x	—	—	95	80	321	817	—	1,313	2.6
<1.00x	103	405	306	372	39	95	—	1,320	2.6
Total	$1,722	$9,073	$8,758	$6,987	$6,504	$14,147	$2,886	$50,077	100.0%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at March 31, 2020:

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$522	$2,419	$3,131	$1,118	$2,898	$5,068	$853	$16,009	95.4%
65% to 75%	39	192	113	95	27	241	11	718	4.3
76% to 80%	—	—	11	—	—	6	2	19	0.1
Greater than 80%	—	—	—	—	—	42	—	42	0.2
Total	$561	$2,611	$3,255	$1,213	$2,925	$5,357	$866	$16,788	100.0%

The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at March 31, 2020:

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$249	$3,084	$1,479	$510	$268	$8,766	$—	$14,356	97.2%
Nonperforming (1)	—	9	9	5	7	377	—	407	2.8
Total	$249	$3,093	$1,488	$515	$275	$9,143	$—	$14,763	100.0%
__________________

(1)	Includes residential mortgage loans in process of foreclosure of $119 million and $118 million at March 31, 2020 and December 31, 2019, respectively.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both March 31, 2020 and December 31, 2019. The Company defines delinquency consistent with industry practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL, by portfolio segment, were as follows at:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
	(In millions)
Commercial	$6	$10	$—	$9	$182	$176
Agricultural	271	129	121	7	166	137
Residential	407	452	16	35	391	418
Total	$684	$591	$137	$51	$739	$731
The amortized cost for nonaccrual commercial, agricultural and residential mortgage loans at beginning of year 2019 was $176 million, $105 million and $436 million, respectively. The amortized cost for nonaccrual agricultural mortgage loans with no ACL at March 31, 2020 and December 31, 2019 was $115 million and $93 million, respectively. There were no nonaccrual commercial or residential mortgage loans without an ACL at either March 31, 2020 or December 31, 2019.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Real Estate and Real Estate Joint Ventures
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method real estate joint ventures. Real estate investments, by income type, as well as income earned, are as follows at and for the periods indicated:

	March 31, 2020	December 31, 2019	Three Months Ended March 31,
			2020	2019
	Carrying Value		Income
	(In millions)
Leased real estate investments	$5,129	$4,893	$106	$92
Other real estate investments	419	420	35	34
Real estate joint ventures	5,702	5,428	24	4
Total real estate and real estate joint ventures	$11,250	$10,741	$165	$130

The carrying value of real estate investments acquired through foreclosure was $33 million and $36 million at March 31, 2020 and December 31, 2019, respectively. Depreciation expense on real estate investments was $28 million and $23 million for the three months ended March 31, 2020 and 2019, respectively. Real estate investments were net of accumulated depreciation of $980 million and $957 million at March 31, 2020 and December 31, 2019, respectively.
Leases
Leased Real Estate Investments - Operating Leases
The Company, as lessor, leases investment real estate, principally commercial real estate for office and retail use, through a variety of operating lease arrangements, which typically include tenant reimbursement for property operating costs and options to renew or extend the lease. In some circumstances, leases may include an option for the lessee to purchase the property. In addition, certain leases of retail space may stipulate that a portion of the income earned is contingent upon the level of the tenants’ revenues. The Company has elected a practical expedient of not separating non-lease components related to reimbursement of property operating costs from associated lease components. These property operating costs have the same timing and pattern of transfer as the related lease component, because they are incurred over the same period of time as the operating lease. Therefore, the combined component is accounted for as a single operating lease. Risk is managed through lessee credit analysis, property type diversification, and geographic diversification.
Leased real estate income earned was $106 million and $92 million for the three months ended March 31, 2020 and 2019, respectively.
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
Lease receivables are generally due in periodic installments. The payment periods for leveraged leases generally range from one to 12 years but in certain circumstances can be over 12 years, while the payment periods for direct financing leases generally range from one to 25 years but in certain circumstances can be over 25 years.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

In accordance with new guidance adopted January 1, 2020 regarding expected credit loss, the Company records an allowance for expected credit loss in an amount that represents the portion of the investment in leases that the Company does not expect to collect, resulting in the investment in leases being presented at the net amount expected to be collected. In determining the ACL, management: (i) pools leases that share similar risk characteristics, (ii) considers lifetime credit loss expected over the contractual term of the lease, and (iii) considers past events, current economic conditions and forecasts of future economic conditions. Leases with dissimilar risk characteristics are evaluated individually for credit loss. Lifetime credit loss on leveraged lease receivables is estimated using a probability of default and loss given default model, where the probability of default incorporates third party credit ratings of the lessee and the related historical default data. Direct financing leases principally relate to leases of commercial real estate; accordingly, lifetime credit loss is estimated on such lease receivables consistent with the methodology for commercial mortgage loans (see “— Mortgage Loans — Allowance for Credit Loss Methodology”). The Company also assesses the non-guaranteed residual values for recoverability by comparison to the current estimated fair value of the leased asset and considering other relevant market information such as independent third-party forecasts, consulting, asset brokerage and investment banking reports and data, comparable market transactions, and factors such as the competitive dynamics impacting specific industries, technological change and obsolescence, government and regulatory rules, tax policy, potential environmental liabilities and litigation.
Prior to the adoption of the new guidance regarding expected credit loss, lease impairment losses were recorded as incurred. Under the incurred loss model, if all amounts due under the lease agreement would not be collected based on current information and events, an impairment loss was recorded. The impairment loss was recorded as a reduction of the investment in lease and within net investment gains (losses).
The investment in leveraged and direct financing leases, net of ACL, was $901 million and $1.1 billion, respectively, at March 31, 2020. The ACL for leveraged and direct financing leases was $56 million at March 31, 2020. The investment in leveraged and direct financing leases was $1.1 billion and $1.2 billion, respectively, at December 31, 2019.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $11.0 billion and $8.6 billion at March 31, 2020 and December 31, 2019, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities AFS and derivatives and the effect on DAC, VOBA, deferred sales inducements (“DSI”), future policy benefits and the policyholder dividend obligation, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	March 31, 2020	December 31, 2019
	(In millions)
Fixed maturity securities AFS	$24,197	$30,050
Fixed maturity securities AFS with noncredit OTTI losses included in AOCI	—	33
Total fixed maturity securities AFS	24,197	30,083
Derivatives	6,336	2,209
Other	524	310
Subtotal	31,057	32,602
Amounts allocated from:
Future policy benefits	546	(1,019)
DAC, VOBA and DSI	(2,759)	(2,716)
Policyholder dividend obligation	(1,677)	(2,020)
Subtotal	(3,890)	(5,755)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	—	(4)
Deferred income tax benefit (expense)	(6,781)	(6,846)
Net unrealized investment gains (losses)	20,386	19,997
Net unrealized investment gains (losses) attributable to noncontrolling interests	(17)	(16)
Net unrealized investment gains (losses) attributable to MetLife, Inc.	$20,369	$19,981

The changes in net unrealized investment gains (losses) were as follows:

Three Months Ended March 31, 2020
(In millions)
Balance, beginning of period	$19,981
Fixed maturity securities AFS on which noncredit OTTI losses have been recognized	(33)
Unrealized investment gains (losses) during the period	(1,512)
Unrealized investment gains (losses) relating to:
Future policy benefits	1,565
DAC, VOBA and DSI	(43)
Policyholder dividend obligation	343
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	4
Deferred income tax benefit (expense)	65
Net unrealized investment gains (losses)	20,370
Net unrealized investment gains (losses) attributable to noncontrolling interests	(1)
Balance, end of period	$20,369
Change in net unrealized investment gains (losses)	$389
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	(1)
Change in net unrealized investment gains (losses) attributable to MetLife, Inc.	$388

Concentrations of Credit Risk
Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at estimated fair value at March 31, 2020 and December 31, 2019, were in fixed income securities of the Japanese government and its agencies of $34.1 billion and $33.7 billion, respectively, and in fixed income securities of the South Korean government and its agencies of $7.2 billion and $7.3 billion, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Securities Lending, Repurchase Agreements and Federal Home Loan Bank of Boston Advance Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of the outstanding securities lending, repurchase agreements and Federal Home Loan Bank (“FHLB”) of Boston short-term advance agreements is as follows:

	March 31, 2020			December 31, 2019
	Securities (1)			Securities (1)
	Estimated Fair Value	Cash Collateral Received from Counterparties (2), (3)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2), (3)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$19,170	$19,718	$19,541	$16,926	$17,369	$17,451
Repurchase agreements	$2,746	$2,700	$2,676	$2,333	$2,310	$2,320
FHLB of Boston advance agreements	$1,132	$800	$807	$1,083	$800	$843
__________________

(1)	Securities on loan or securities pledged in connection with these programs are included within fixed maturity securities AFS, short-term investments and cash equivalents.

(2)
In connection with securities lending, in addition to cash collateral received, the Company received from counterparties security collateral of $21 million and $0 at March 31, 2020 and December 31, 2019, respectively, which may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated financial statements.

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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Contractual Maturities
A summary of the remaining contractual maturities of securities lending, repurchase agreements and FHLB of Boston short-term advance agreements is as follows:

	March 31, 2020					December 31, 2019
	Remaining Maturities					Remaining Maturities
	Open (1)	1 Month or Less	Over 1 to 6 Months	Over 6 Months to 1 Year	Total	Open (1)	1 Month or Less	Over 1 to 6 Months	Over 6 Months to 1 Year	Total
	(In millions)
Cash collateral liability by loaned security type:
Securities lending:
U.S. government and agency	$3,965	$8,116	$6,525	$—	$18,606	$2,928	$6,676	$6,663	$—	$16,267
Foreign government	—	268	762	—	1,030	—	259	767	—	1,026
Agency RMBS	—	73	—	—	73	—	76	—	—	76
U.S. corporate	9	—	—	—	9	—	—	—	—	—
Total	$3,974	$8,457	$7,287	$—	$19,718	$2,928	$7,011	$7,430	$—	$17,369

Repurchase agreements:
U.S. government and agency	$—	$2,700	$—	$—	$2,700	$—	$2,310	$—	$—	$2,310
Cash collateral liability by pledged security type: (2)
FHLB of Boston:
Municipals	$—	$250	$550	$—	$800	$—	$250	$475	$75	$800
__________________

(1)	The related loaned security could be returned to the Company on the next business day, which would require the Company to immediately return the cash collateral.

(2)	The Company is permitted to withdraw any portion of the pledged collateral over the minimum collateral requirement at any time, other than in the event of a default by the Company.
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

	March 31, 2020	December 31, 2019
	(In millions)
Invested assets on deposit (regulatory deposits)	$1,669	$2,034
Invested assets held in trust (collateral financing arrangement and reinsurance agreements)	3,007	2,991
Invested assets pledged as collateral (1)	27,687	24,493
Total invested assets on deposit, held in trust and pledged as collateral	$32,363	$29,518
__________________

(1)
The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements, secured debt, a collateral financing arrangement (see Notes 4, 13 and 14 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report) and derivative transactions (see Note 7).

See “— Securities Lending, Repurchase Agreements and Federal Home Loan Bank of Boston Advance Agreements” for information regarding securities supporting securities lending, repurchase agreement transactions and FHLB of Boston short-term advance agreements and Note 5 for information regarding investments designated to the closed block. In addition, the Company’s investment in FHLB common stock, which is considered restricted until redeemed by the issuers, was $849 million and $809 million, at redemption value, at March 31, 2020 and December 31, 2019, respectively.
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
The following table presents the total assets and total liabilities relating to investment-related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	March 31, 2020		December 31, 2019
	Total Assets (1)	Total Liabilities	Total Assets (1)	Total Liabilities
	(In millions)
Investment funds	$215	$1	$207	$1
Renewable energy partnership	95	—	94	—
Other investments	10	5	10	5
Total	$320	$6	$311	$6
__________________

(1)	Assets of the investment funds, renewable energy partnership and other investments primarily consisted of other invested assets.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	March 31, 2020		December 31, 2019
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured Products (2)	$53,654	$53,654	$51,962	$51,962
U.S. and foreign corporate	1,780	1,780	1,764	1,764
Foreign government	124	124	136	136
Other limited partnership interests	7,164	12,841	6,674	12,016
Other invested assets	1,458	1,567	1,495	1,621
Other investments	453	500	450	497
Total	$64,633	$70,466	$62,481	$67,996
__________________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $7 million and $6 million at March 31, 2020 and December 31, 2019, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 15, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for either the three months ended March 31, 2020 or 2019.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Investment income:
Fixed maturity securities AFS	$2,875	$2,939
Equity securities	14	17
FVO Securities (1)	(78)	55
Mortgage loans	884	912
Policy loans	126	128
Real estate and real estate joint ventures	165	130
Other limited partnership interests	320	123
Cash, cash equivalents and short-term investments	92	128
Operating joint ventures	25	18
Other	102	78
Subtotal	4,525	4,528
Less: Investment expenses	324	356
Subtotal, net	4,201	4,172
Unit-linked investments (1)	(1,140)	736
Net investment income	$3,061	$4,908
__________________

(1)
Changes in estimated fair value subsequent to purchase for investments still held as of the end of the respective periods and included in net investment income were principally from contractholder-directed equity securities supporting unit-linked variable annuity type liabilities (“Unit-linked investments”), and were ($1.1) billion and $648 million for the three months ended March 31, 2020 and 2019, respectively.

The Company invests in real estate joint ventures, other limited partnership interests and tax credit and renewable energy partnerships, and also does business through certain operating joint ventures, the majority of which are accounted for under the equity method. Net investment income from (i) other limited partnership interests and operating joint ventures, accounted for under the equity method, and (ii) real estate joint ventures and tax credit and renewable energy partnerships, primarily accounted for under the equity method, totaled $323 million and $89 million for the three months ended March 31, 2020 and 2019, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Total gains (losses) on fixed maturity securities AFS:
Net credit loss (provision) release (1)	$(215)	$(10)
Net gains (losses) on sales and disposals	219	(14)
Total gains (losses) on fixed maturity securities AFS	4	(24)
Total gains (losses) on equity securities:
Net gains (losses) on sales and disposals	8	43
Change in estimated fair value (2)	(292)	64
Total gains (losses) on equity securities	(284)	107
Mortgage loans	(63)	(15)
Real estate and real estate joint ventures	1	5
Other limited partnership interests	4	—
Other (3)	25	(68)
Subtotal	(313)	5
Change in estimated fair value of other limited partnership interests and real estate joint ventures	1	(15)
Non-investment portfolio gains (losses)	24	25
Subtotal	25	10
Total net investment gains (losses)	$(288)	$15

__________________

(1)
Net credit loss provision by sector for the three months ended March 31, 2019 were $8 million Industrial and $2 million RMBS. See “— Rollforward of Allowance for Credit Loss for Fixed Maturity Securities AFS By Sector.” Due to the adoption of new guidance on January 1, 2020, prior period OTTI loss is presented as credit loss.

(2)
Changes in estimated fair value subsequent to purchase for equity securities still held as of the end of the period included in net investment gains (losses) were ($288) million and $97 million for the three months ended March 31, 2020 and 2019, respectively.

(3)	Other gains (losses) included tax credit partnership impairment losses of ($78) million and a renewable energy partnership disposal gain of $46 million for the three months ended March 31, 2019.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were $51 million and $14 million for the three months ended March 31, 2020 and 2019, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Fixed Maturity Securities AFS - Sales and Disposals and Credit Loss
Sales of securities are determined on a specific identification basis. Proceeds from sales or disposals and the components of net investment gains (losses) were as shown in the table below:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Proceeds	$12,089	$15,825
Gross investment gains	$337	$205
Gross investment losses	(118)	(219)
Net credit loss (provision) release	(215)	(10)
Net investment gains (losses)	$4	$(24)

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
The Company discontinues hedge accounting prospectively when: (i) it is determined that the derivative is no longer highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item, (ii) the derivative expires, is sold, terminated, or exercised, (iii) it is no longer probable that the hedged forecasted transaction will occur, or (iv) the derivative is de-designated as a hedging instrument.
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
Embedded Derivatives
The Company issues certain products, which include variable annuities and investment contracts, and is a party to certain reinsurance agreements that have embedded derivatives. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated. The embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative if:

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
A synthetic guaranteed interest contract (“GIC”) is a contract that simulates the performance of a traditional GIC through the use of financial instruments. The contractholder owns the underlying assets, and the Company provides a guarantee (or “wrap”) on the participant funds for an annual risk charge. The Company’s maximum exposure to loss on synthetic GICs is the notional amount, in the event the values of all of the underlying assets were reduced to zero. The Company’s risk is substantially lower due to contractual provisions that limit the portfolio to high quality assets, which are pre-approved and monitored for compliance, as well as the collection of risk charges. In addition, the crediting rates reset periodically to amortize market value gains and losses over a period equal to the duration of the wrapped portfolio, subject to a 0% floor. While plan participants may transact at book value, contractholder withdrawals may only occur immediately at market value, or at book value paid over a period of time per contract provisions. Synthetic GICs are not designated as hedging instruments.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		March 31, 2020			December 31, 2019
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$3,240	$3,394	$10	$2,369	$2,667	$2
Foreign currency swaps	Foreign currency exchange rate	1,304	71	—	1,304	16	17
Foreign currency forwards	Foreign currency exchange rate	2,236	11	26	2,336	1	40
Subtotal		6,780	3,476	36	6,009	2,684	59
Cash flow hedges:
Interest rate swaps	Interest rate	5,084	181	27	3,675	145	27
Interest rate forwards	Interest rate	7,239	1,037	—	7,364	83	144
Foreign currency swaps	Foreign currency exchange rate	37,187	4,141	2,359	36,983	1,627	1,430
Subtotal		49,510	5,359	2,386	48,022	1,855	1,601
NIFO hedges:
Foreign currency forwards	Foreign currency exchange rate	1,059	67	2	1,059	—	10
Currency options	Foreign currency exchange rate	3,200	65	—	4,200	33	91
Subtotal		4,259	132	2	5,259	33	101
Total qualifying hedges		60,549	8,967	2,424	59,290	4,572	1,761
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	70,027	5,127	711	58,083	2,867	185
Interest rate floors	Interest rate	12,701	424	—	12,701	155	—
Interest rate caps	Interest rate	55,630	22	—	42,622	18	5
Interest rate futures	Interest rate	2,514	1	5	2,423	2	3
Interest rate options	Interest rate	27,600	1,269	—	27,344	764	1
Interest rate forwards	Interest rate	130	1	2	129	1	2
Interest rate total return swaps	Interest rate	1,048	180	—	1,048	5	49
Synthetic GICs	Interest rate	33,588	—	—	30,341	—	—
Foreign currency swaps	Foreign currency exchange rate	13,807	1,119	788	13,699	644	461
Foreign currency forwards	Foreign currency exchange rate	13,376	193	428	13,507	50	393
Currency futures	Foreign currency exchange rate	927	5	—	880	7	—
Currency options	Foreign currency exchange rate	1,800	1	—	1,801	—	—
Credit default swaps — purchased	Credit	2,919	43	68	2,944	4	102
Credit default swaps — written	Credit	11,353	30	90	11,520	272	1
Equity futures	Equity market	2,586	28	19	4,540	6	8
Equity index options	Equity market	25,181	1,237	303	27,105	694	677
Equity variance swaps	Equity market	937	34	11	1,115	23	19
Equity total return swaps	Equity market	761	188	—	761	—	70
Total non-designated or nonqualifying derivatives		276,885	9,902	2,425	252,563	5,512	1,976
Total		$337,434	$18,869	$4,849	$311,853	$10,084	$3,737

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both March 31, 2020 and December 31, 2019. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules, (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship, (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income, and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Three Months Ended March 31, 2020
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(11)	$—	$—	$774	$—	$—	N/A
Hedged items	5	—	—	(769)	—	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	72	12	—	—	—	—	N/A
Hedged items	(65)	(10)	—	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	(20)	—	—	—	—	N/A
Subtotal	1	(18)	—	5	—	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$2,011
Amount of gains (losses) reclassified from AOCI into income	6	6	—	—	—	1	(13)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	1,614
Amount of gains (losses) reclassified from AOCI into income	—	(451)	—	—	—	—	451
Foreign currency transaction gains (losses) on hedged items	—	453	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	62
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	6	8	—	—	—	1	4,125
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	N/A	N/A	N/A	N/A	N/A	110
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	(2)
Subtotal	N/A	N/A	N/A	N/A	N/A	N/A	108
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	(4)	—	4,177	48	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	135	(8)	—	—	N/A
Credit derivatives — purchased (1)	—	—	73	—	—	—	N/A
Credit derivatives — written (1)	—	—	(311)	—	—	—	N/A
Equity derivatives (1)	—	—	1,559	208	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(157)	—	—	—	N/A
Subtotal	(4)	—	5,476	248	—	—	N/A
Earned income on derivatives	77	—	147	39	(44)	—	—
Embedded derivatives (2)	N/A	N/A	(1,422)	—	N/A	N/A	N/A
Total	$80	$(10)	$4,201	$292	$(44)	$1	$4,233

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

	Three Months Ended March 31, 2019
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(3)	$—	$—	$127	$—	$—	N/A
Hedged items	3	—	—	(128)	—	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(30)	(14)	—	—	—	—	N/A
Hedged items	29	12	—	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	(16)	—	—	—	—	N/A
Subtotal	(1)	(18)	—	(1)	—	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	NA	NA	NA	NA	NA	NA	$252
Amount of gains (losses) reclassified from AOCI into income	5	(6)	—	—	—	1	—
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	NA	NA	NA	NA	NA	NA	(241)
Amount of gains (losses) reclassified from AOCI into income	(2)	25	—	—	—	—	(23)
Foreign currency transaction gains (losses) on hedged items	—	(35)	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	NA	NA	NA	NA	NA	NA	—
Amount of gains (losses) reclassified from AOCI into income	—	1	—	—	—	—	(1)
Subtotal	3	(15)	—	—	—	1	(13)
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	N/A	N/A	N/A	N/A	N/A	(6)
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	—
Subtotal	N/A	N/A	N/A	N/A	N/A	N/A	(6)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	(1)	—	409	19	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	(142)	3	—	—	N/A
Credit derivatives — purchased (1)	—	—	(15)	—	—	—	N/A
Credit derivatives — written (1)	—	—	136	—	—	—	N/A
Equity derivatives (1)	—	—	(667)	(96)	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	82	—	—	—	N/A
Subtotal	(1)	—	(197)	(74)	—	—	N/A
Earned income on derivatives	56	—	119	32	(32)	—	—
Embedded derivatives (2)	N/A	N/A	193	—	N/A	N/A	N/A
Total	$57	$(33)	$115	$(43)	$(32)	$1	$(19)
__________________

(1)	Excludes earned income on derivatives.

(2)
The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $185 million and ($62) million for the three months ended March 31, 2020 and 2019, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

Fair Value Hedges
The Company designates and accounts for the following as fair value hedges when they have met the requirements of fair value hedging: (i) interest rate swaps to convert fixed rate assets and liabilities to floating rate assets and liabilities, (ii) foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated assets and liabilities, and (iii) foreign currency forwards to hedge the foreign currency fair value exposure of foreign currency denominated investments.
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
	(In millions)
Fixed maturity securities AFS	$2,662	$2,736	$(1)	$(1)
Mortgage loans	$1,048	$1,159	$16	$2
Future policy benefits	$(5,705)	$(4,475)	$(1,677)	$(908)
__________________

(1)	At both March 31, 2020 and December 31, 2019, the hedging adjustments on discontinued hedging relationships includes ($1) million.
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
Cash Flow Hedges
The Company designates and accounts for the following as cash flow hedges when they have met the requirements of cash flow hedging: (i) interest rate swaps to convert floating rate assets and liabilities to fixed rate assets and liabilities, (ii) foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated assets and liabilities, (iii) interest rate forwards and credit forwards to lock in the price to be paid for forward purchases of investments, (iv) interest rate swaps and interest rate forwards to hedge the forecasted purchases of fixed-rate investments, and (v) interest rate swaps and interest rate forwards to hedge forecasted fixed-rate borrowings.
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were ($5) million and $1 million for the three months ended March 31, 2020 and 2019, respectively.
At March 31, 2020 and December 31, 2019, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed nine years and eight years, respectively.
At March 31, 2020 and December 31, 2019, the balance in AOCI associated with cash flow hedges was $6.3 billion and $2.2 billion, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At March 31, 2020, the Company expected to reclassify ($19) million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.

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
At March 31, 2020 and December 31, 2019, the cumulative foreign currency translation gain (loss) recorded in AOCI related to NIFO hedges was $256 million and $148 million, respectively. At March 31, 2020 and December 31, 2019, the carrying amount of debt designated as a non-derivative hedging instrument was $389 million and $387 million, respectively.
Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the nonqualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $11.4 billion and $11.5 billion at March 31, 2020 and December 31, 2019, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At March 31, 2020 and December 31, 2019, the Company would have paid $60 million and received $271 million, respectively, to terminate all of these contracts.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	March 31, 2020			December 31, 2019
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$3	$241	2.0	$4	$298	1.7
Credit default swaps referencing indices	—	2,259	2.1	35	2,175	2.2
Subtotal	3	2,500	2.1	39	2,473	2.2
Baa
Single name credit default swaps (3)	(1)	289	1.9	3	216	1.5
Credit default swaps referencing indices	(42)	8,245	5.2	203	8,539	5.0
Subtotal	(43)	8,534	5.1	206	8,755	4.9
Ba
Single name credit default swaps (3)	(2)	24	2.7	—	9	5.0
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	(2)	24	2.7	—	9	5.0
B
Single name credit default swaps (3)	—	24	2.9	—	10	0.5
Credit default swaps referencing indices	(18)	271	4.8	26	273	5.0
Subtotal	(18)	295	4.7	26	283	4.8
Total	$(60)	$11,353	4.4	$271	$11,520	4.3
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	March 31, 2020		December 31, 2019
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$17,682	$4,247	$9,574	$3,624
OTC-cleared (1)	1,315	612	606	81
Exchange-traded	34	24	15	11
Total gross estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1)	19,031	4,883	10,195	3,716
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(3,329)	(3,329)	(2,664)	(2,664)
OTC-cleared	(410)	(410)	(38)	(38)
Exchange-traded	(2)	(2)	(2)	(2)
Cash collateral: (3), (4)
OTC-bilateral	(11,556)	—	(5,317)	—
OTC-cleared	(471)	(38)	(560)	(4)
Exchange-traded	—	(13)	—	(5)
Securities collateral: (5)
OTC-bilateral	(2,563)	(881)	(1,521)	(935)
OTC-cleared	—	(164)	—	(39)
Exchange-traded	—	(8)	—	(4)
Net amount after application of master netting agreements and collateral	$700	$38	$93	$25
__________________

(1)
At March 31, 2020 and December 31, 2019, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $162 million and $111 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of $34 million and ($21) million, respectively.

(2)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

(3)
Cash collateral received by the Company for OTC-bilateral and OTC-cleared derivatives, where the centralized clearinghouse treats variation margin as collateral, is included in cash and cash equivalents, short-term investments or in fixed maturity securities AFS, and the obligation to return it is included in payables for collateral under securities loaned and other transactions on the balance sheet.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At March 31, 2020 and December 31, 2019, the Company received excess cash collateral of $285 million and $389 million, respectively, and provided excess cash collateral of $456 million and $266 million, respectively, which is not included in the table above due to the foregoing limitation.

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at March 31, 2020, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At March 31, 2020 and December 31, 2019, the Company received excess securities collateral with an estimated fair value of $336 million and $156 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At March 31, 2020 and December 31, 2019, the Company provided excess securities collateral with an estimated fair value of $355 million and $189 million, respectively, for its OTC-bilateral derivatives, and $2.2 billion and $1.0 billion, respectively, for its OTC-cleared derivatives, and $158 million and $143 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the collateral amount owed by that counterparty reaches a minimum transfer amount. All of the Company’s netting agreements for derivatives contain provisions that require both the Company and the counterparty to maintain a specific investment grade credit rating from each of Moody’s and S&P. If a party’s credit or financial strength rating, as applicable, were to fall below that specific investment grade credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement and payment based on such party’s reasonable valuation of the derivatives. A small number of these arrangements also include credit-contingent provisions that include a threshold above which collateral must be posted. Such agreements provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the credit ratings of MetLife, Inc. and/or the counterparty. At March 31, 2020, the amount of collateral not provided by the Company due to the existence of these thresholds was $15 million.
The following table presents the estimated fair value of the Company’s OTC-bilateral derivatives that were in a net liability position after considering the effect of netting agreements, together with the estimated fair value and balance sheet location of the collateral pledged.

	March 31, 2020			December 31, 2019
	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total
	(In millions)
Estimated Fair Value of Derivatives in a Net Liability Position (1)	$694	$224	$918	$874	$85	$959
Estimated Fair Value of Collateral Provided:
Fixed maturity securities AFS	$874	$222	$1,096	$983	$80	$1,063
__________________

(1)	After taking into consideration the existence of netting agreements.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	March 31, 2020	December 31, 2019
		(In millions)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$76	$60
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$1,721	$312
Assumed guaranteed minimum benefits	Policyholder account balances	532	312
Funds withheld on ceded reinsurance	Other liabilities	(38)	36
Fixed annuities with equity indexed returns	Policyholder account balances	62	130
Other guarantees	Policyholder account balances	31	12
Embedded derivatives within liability host contracts		$2,308	$802

8. Fair Value
Considerable judgment is often required in interpreting the market data used to develop estimates of fair value, and the use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	March 31, 2020
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$75,876	$9,195	$85,071
Foreign government	—	64,740	104	64,844
Foreign corporate	—	48,581	10,614	59,195
U.S. government and agency	21,060	26,899	—	47,959
RMBS	161	27,676	2,632	30,469
ABS	—	13,878	960	14,838
Municipals	—	13,871	—	13,871
CMBS	—	10,016	422	10,438
Total fixed maturity securities AFS	21,221	281,537	23,927	326,685
Equity securities	547	131	372	1,050
Unit-linked and FVO Securities (1)	8,812	1,816	517	11,145
Short-term investments (2)	2,917	2,150	368	5,435
Residential mortgage loans — FVO	—	—	180	180
Other investments	65	157	475	697
Derivative assets: (3)
Interest rate	1	10,417	1,218	11,636
Foreign currency exchange rate	5	5,651	17	5,673
Credit	—	53	20	73
Equity market	28	1,392	67	1,487
Total derivative assets	34	17,513	1,322	18,869
Embedded derivatives within asset host contracts (4)	—	—	76	76
Separate account assets (5)	73,366	94,027	1,061	168,454
Total assets (6)	$106,962	$397,331	$28,298	$532,591
Liabilities
Derivative liabilities: (3)
Interest rate	$5	$748	$2	$755
Foreign currency exchange rate	—	3,354	249	3,603
Credit	—	137	21	158
Equity market	19	303	11	333
Total derivative liabilities	24	4,542	283	4,849
Embedded derivatives within liability host contracts (4)	—	—	2,308	2,308
Separate account liabilities (5)	4	46	15	65
Total liabilities	$28	$4,588	$2,606	$7,222

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	December 31, 2019
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$81,501	$6,252	$87,753
Foreign government	—	67,112	117	67,229
Foreign corporate	—	56,188	7,977	64,165
U.S. government and agency	21,058	21,026	—	42,084
RMBS	3	25,682	2,862	28,547
ABS	—	13,326	1,216	14,542
Municipals	—	13,046	7	13,053
CMBS	—	10,067	380	10,447
Total fixed maturity securities AFS	21,061	287,948	18,811	327,820
Equity securities	794	118	430	1,342
Unit-linked and FVO Securities (1)	10,598	1,879	625	13,102
Short-term investments (2)	2,042	1,108	32	3,182
Residential mortgage loans — FVO	—	—	188	188
Other investments	74	160	455	689
Derivative assets: (3)
Interest rate	2	6,616	89	6,707
Foreign currency exchange rate	7	2,336	35	2,378
Credit	—	244	32	276
Equity market	6	686	31	723
Total derivative assets	15	9,882	187	10,084
Embedded derivatives within asset host contracts (4)	—	—	60	60
Separate account assets (5)	86,790	100,668	987	188,445
Total assets (6)	$121,374	$401,763	$21,775	$544,912
Liabilities
Derivative liabilities: (3)
Interest rate	$3	$220	$195	$418
Foreign currency exchange rate	—	2,324	118	2,442
Credit	—	102	1	103
Equity market	8	747	19	774
Total derivative liabilities	11	3,393	333	3,737
Embedded derivatives within liability host contracts (4)	—	—	802	802
Separate account liabilities (5)	1	14	7	22
Total liabilities	$12	$3,407	$1,142	$4,561
__________________

(1)	Unit-linked and FVO Securities were primarily comprised of Unit-linked investments at both March 31, 2020 and December 31, 2019.

(2)
Short-term investments as presented in the tables above differ from the amounts presented on the interim condensed consolidated balance sheets because certain short-term investments are not measured at estimated fair value on a recurring basis.

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

(6)
Total assets included in the fair value hierarchy exclude other limited partnership interests that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. At March 31, 2020 and December 31, 2019, the estimated fair value of such investments was $92 million and $95 million, respectively.

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
The credit risk of both the counterparty and the Company are considered in determining the estimated fair value for all OTC-bilateral and OTC-cleared derivatives, and any potential credit adjustment is based on the net exposure by counterparty after taking into account the effects of netting agreements and collateral arrangements. The Company values its OTC-bilateral and OTC-cleared derivatives using standard swap curves which may include a spread to the risk-free rate, depending upon specific collateral arrangements. This credit spread is appropriate for those parties that execute trades at pricing levels consistent with similar collateral arrangements. As the Company and its significant derivative counterparties generally execute trades at such pricing levels and hold sufficient collateral, additional credit risk adjustments are not currently required in the valuation process. The Company’s ability to consistently execute at such pricing levels is, in part, due to the netting agreements and collateral arrangements that are in place with all of its significant derivative counterparties. An evaluation of the requirement to make additional credit risk adjustments is performed by the Company each reporting period.
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
The Company calculates the fair value of these embedded derivatives, which is estimated as the present value of projected future benefits minus the present value of projected future fees using actuarial and capital market assumptions including expectations concerning policyholder behavior. The calculation is based on in-force business, projecting future cash flows from the embedded derivative over multiple risk neutral stochastic scenarios using observable risk-free rates.
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
The Company issues certain annuity contracts which allow the policyholder to participate in returns from equity indices. These equity indexed features are embedded derivatives which are measured at estimated fair value separately from the host fixed annuity contract, with changes in estimated fair value reported in net derivative gains (losses). These embedded derivatives are classified within policyholder account balances on the interim condensed consolidated balance sheets.
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

					March 31, 2020				December 31, 2019				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	—	-	191	104	5	-	145	110	Increase
	•	Market pricing	•	Quoted prices (4)	20	-	130	96	25	-	131	100	Increase
	•	Consensus pricing	•	Offered quotes (4)	50	-	108	99	81	-	109	102	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	126	89	—	-	119	95	Increase (5)
ABS	•	Market pricing	•	Quoted prices (4)	3	-	109	91	3	-	119	98	Increase (5)
	•	Consensus pricing	•	Offered quotes (4)	100	-	100	100	99	-	104	100	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	66	-	147	117	190	-	251		Increase (7)
			•	Repurchase rates (8)	(18)	-	—	(10)	(6)	-	6		Decrease (7)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	(224)	-	328	(131)	(125)	-	328		Increase (7)
Credit	•	Present value techniques	•	Credit spreads (9)	98	-	104	100	96	-	100		Decrease (7)
	•	Consensus pricing	•	Offered quotes (10)
Equity market	•	Present value techniques or option pricing models	•	Volatility (11)	21%	-	56%	35%	14%	-	23%		Increase (7)
			•	Correlation (12)	10%	-	30%	13%	10%	-	30%
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.18%	0%	0%	-	0.18%		Decrease (13)
				Ages 41 - 60	0.03%	-	0.80%	0.30%	0.03%	-	0.80%		Decrease (13)
				Ages 61 - 115	0.13%	-	100%	1.90%	0.13%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%	7.90%	0.25%	-	100%		Decrease (14)
				Durations 11 - 20	0.50%	-	100%	6.40%	0.50%	-	100%		Decrease (14)
				Durations 21 - 116	0.50%	-	100%	6.40%	0.50%	-	100%		Decrease (14)
			•	Utilization rates	0%	-	22%	0.90%	0%	-	22%		Increase (15)
			•	Withdrawal rates	0%	-	20%	4.23%	0%	-	20%		(16)
			•	Long-term equity volatilities	7.39%	-	30%	18.30%	6.01%	-	30%		Increase (17)
			•	Nonperformance risk spread	0.08%	-	1.69%	0.49%	0.03%	-	1.30%		Decrease (18)
__________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

(1)
The weighted average for fixed maturity securities AFS and derivatives is determined based on the estimated fair value of the securities. The weighted average for embedded derivatives is determined based on a combination of account values and experience data.

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

(10)	At both March 31, 2020 and December 31, 2019, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Foreign Government	Structured Products	Municipals	Equity Securities	Unit-linked and FVO Securities
	(In millions)
Three Months Ended March 31, 2020
Balance, beginning of period	$14,229	$117	$4,458	$7	$430	$625
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(60)	(2)	10	—	(28)	(63)
Total realized/unrealized gains (losses) included in AOCI	(1,200)	(7)	(311)	—	—	—
Purchases (3)	2,392	32	372	—	2	140
Sales (3)	(565)	(3)	(186)	—	(32)	(103)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	5,503	28	45	—	—	14
Transfers out of Level 3 (4)	(490)	(61)	(374)	(7)	—	(96)
Balance, end of period	$19,809	$104	$4,014	$—	$372	$517
Three Months Ended March 31, 2019
Balance, beginning of period	$10,467	$138	$4,266	$—	$419	$405
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	9	—	14	—	30	14
Total realized/unrealized gains (losses) included in AOCI	394	—	22	—	—	—
Purchases (3)	463	20	264	—	6	41
Sales (3)	(270)	(1)	(139)	—	(21)	(3)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	284	—	1	—	—	4
Transfers out of Level 3 (4)	(385)	—	(359)	—	—	(4)
Balance, end of period	$10,962	$157	$4,069	$—	$434	$457
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2020 (5)	$(59)	$(2)	$11	$—	$(12)	$(65)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2019 (5)	$(1)	$—	$13	$—	$23	$15
Changes in unrealized gains (losses) included in AOCI for the instruments still held at March 31, 2020 (5)	$(1,201)	$(7)	(312)	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans — FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Three Months Ended March 31, 2020
Balance, beginning of period	$32	$188	$455	$(146)	$(742)	$980
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	2	4	71	(1,422)	(8)
Total realized/unrealized gains (losses) included in AOCI	(1)	—	—	1,200	(4)	—
Purchases (3)	354	—	16	(10)	—	144
Sales (3)	(8)	(5)	—	—	—	(62)
Issuances (3)	—	—	—	—	—	(1)
Settlements (3)	—	(5)	—	(76)	(64)	—
Transfers into Level 3 (4)	5	—	—	—	—	10
Transfers out of Level 3 (4)	(14)	—	—	—	—	(17)
Balance, end of period	$368	$180	$475	$1,039	$(2,232)	$1,046
Three Months Ended March 31, 2019
Balance, beginning of period	$33	$299	$39	$(225)	$(739)	$937
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	2	—	70	193	3
Total realized/unrealized gains (losses) included in AOCI	1	—	—	97	7	—
Purchases (3)	110	—	129	—	—	80
Sales (3)	(6)	(16)	—	—	—	(122)
Issuances (3)	—	—	—	—	—	2
Settlements (3)	—	(9)	—	(11)	(66)	(1)
Transfers into Level 3 (4)	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	(2)
Balance, end of period	$138	$276	$168	$(69)	$(605)	$897
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2020 (5)	$—	$—	$—	$40	$(1,422)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2019 (5)	$—	$—	$—	$69	$192	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at March 31, 2020 (5)	$(1)	$—	$—	$1,122	$(4)	$—
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

(2)	Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.

(3)	Items purchased/issued and then sold/settled in the same period are excluded from the rollforward. Fees attributed to embedded derivatives are included in settlements.

(4)	Items transferred into and then out of Level 3 in the same period are excluded from the rollforward.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

(5)
Changes in unrealized gains (losses) included in net income (loss) and included in AOCI relate to assets and liabilities still held at the end of the respective periods. Substantially all changes in unrealized gains (losses) included in net income (loss) for net derivatives and net embedded derivatives are reported in net derivative gains (losses).

(6)	Comprised of U.S. and foreign corporate securities.

(7)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(8)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

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

	March 31, 2020	December 31, 2019
	(In millions)
Unpaid principal balance	$196	$209
Difference between estimated fair value and unpaid principal balance	(16)	(21)
Carrying value at estimated fair value	$180	$188
Loans in nonaccrual status	$43	$47
Loans more than 90 days past due	$18	$18
Loans in nonaccrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(16)	$(19)

Fair Value of Financial Instruments Carried at Other Than Fair Value
The following tables provide fair value information for financial instruments that are carried on the balance sheet at amounts other than fair value. These tables exclude the following financial instruments: cash and cash equivalents, accrued investment income, payables for collateral under securities loaned and other transactions, short-term debt and those short-term investments that are not securities, such as time deposits, and therefore are not included in the three-level hierarchy table disclosed in the “— Recurring Fair Value Measurements” section. The Company believes that due to the short-term nature of these excluded assets, which are primarily classified in Level 2, the estimated fair value approximates carrying value. All remaining balance sheet amounts excluded from the tables below are not considered financial instruments subject to this disclosure.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2020
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$81,164	$—	$—	$83,138	$83,138
Policy loans	$9,638	$—	$330	$11,935	$12,265
Other invested assets	$1,188	$—	$849	$340	$1,189
Premiums, reinsurance and other receivables	$3,648	$—	$1,121	$2,713	$3,834
Other assets	$314	$—	$110	$186	$296
Liabilities
Policyholder account balances	$118,419	$—	$—	$126,635	$126,635
Long-term debt	$14,385	$—	$15,966	$—	$15,966
Collateral financing arrangement	$981	$—	$—	$790	$790
Junior subordinated debt securities	$3,151	$—	$3,749	$—	$3,749
Other liabilities	$4,167	$—	$2,660	$2,717	$5,377
Separate account liabilities	$100,410	$—	$100,410	$—	$100,410

	December 31, 2019
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$80,341	$—	$—	$83,079	$83,079
Policy loans	$9,680	$—	$326	$11,329	$11,655
Other invested assets	$1,183	$—	$809	$374	$1,183
Premiums, reinsurance and other receivables	$3,678	$—	$1,178	$2,706	$3,884
Other assets	$318	$—	$131	$188	$319
Liabilities
Policyholder account balances	$119,262	$—	$—	$122,998	$122,998
Long-term debt	$13,336	$—	$15,830	$—	$15,830
Collateral financing arrangement	$993	$—	$—	$810	$810
Junior subordinated debt securities	$3,150	$—	$4,405	$—	$4,405
Other liabilities	$2,045	$—	$540	$2,279	$2,819
Separate account liabilities	$110,837	$—	$110,837	$—	$110,837

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

9. Long Term Debt
Senior Notes
In March 2020, MetLife, Inc. issued $1.0 billion of senior notes due March 2030 which bear interest at a fixed rate of 4.550%, the interest on which is payable semi-annually. In connection with the issuance, MetLife, Inc. incurred $6 million of related costs which will be amortized over the term of the senior notes.
10. Equity
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows:

	March 31, 2020			December 31, 2019
Series	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
Floating Rate Non-Cumulative Preferred Stock, Series A	27,600,000	24,000,000	24,000,000	27,600,000	24,000,000	24,000,000
5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C	1,500,000	1,500,000	1,500,000	1,500,000	1,500,000	1,500,000
5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D	500,000	500,000	500,000	500,000	500,000	500,000
5.625% Non-Cumulative Preferred Stock, Series E	32,200	32,200	32,200	32,200	32,200	32,200
4.75% Non-Cumulative Preferred Stock, Series F	40,000	40,000	40,000	—	—	—
Series A Junior Participating Preferred Stock	10,000,000	—	—	10,000,000	—	—
Not designated	160,327,800	—	—	160,367,800	—	—
Total	200,000,000	26,072,200	26,072,200	200,000,000	26,032,200	26,032,200

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Equity (continued)

MetLife, Inc. may, at its option, redeem the Series F preferred stock, (i) in whole but not in part at any time prior to March 15, 2025, within 90 days after the occurrence of a “rating agency event,” at a redemption price equal to $25,500 per share of Series F preferred stock (equivalent to $25.50 per Series F Depositary Share), plus an amount equal to any accrued and unpaid dividends per share that have accrued but have not been declared and paid for the then-current dividend period to, but excluding, the redemption date, (ii) in whole but not in part, at any time prior to March 15, 2025, within 90 days after the occurrence of a “regulatory capital event,” and (iii) in whole or in part, at any time or from time to time, on or after March 15, 2025, in the case of (ii) or (iii), at a redemption price equal to $25,000 per share of Series F preferred stock (equivalent to $25 per Series F Depositary Share), plus an amount equal to any dividends per share that have accrued but not been declared and paid for the then-current dividend period to, but excluding, such redemption date. A “rating agency event” means that any nationally recognized statistical rating organization that then publishes a rating for MetLife, Inc. amends, clarifies or changes the criteria used to assign equity credit to securities like the Series F preferred stock, which results in the lowering of the equity credit assigned to the Series F preferred stock or shortens the length of time that the Series F preferred stock is assigned a particular level of equity credit. A “regulatory capital event” could occur as a result of a change or proposed change in capital adequacy rules (or the interpretation or application thereof) of any capital regulator, including but not limited to the Board of Governors of the Federal Reserve System (“Federal Reserve Board”), the Federal Insurance Office, the National Association of Insurance Commissioners or any state insurance regulator as may then have group-wide oversight of MetLife, Inc.’s regulatory capital, from rules (or the interpretation or application thereof) in effect as of January 15, 2020, that would create a more than insubstantial risk, as determined by MetLife, Inc., that the Series F preferred stock would not be treated as “Tier 1 capital” or as capital with attributes similar to those of Tier 1 capital, except that a “regulatory capital event” will not include a change or proposed change (or the interpretation or application thereof) that would result in the adoption of any criteria substantially the same as the criteria in the capital adequacy rules of the Federal Reserve Board applicable to bank holding companies as of January 15, 2020.
The declaration, record and payment dates, as well as per share and aggregate dividend amounts, for MetLife, Inc.’s preferred stock were as follows for the three months ended March 31, 2020 and 2019:

Declaration Date	Record Date	Payment Date	Preferred Stock Dividend
			Series A		Series C		Series D		Series E		Series F
			Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate
			(In millions, except per share data)
March 5, 2020	March 1, 2020	March 16, 2020	$0.253	$6	$—	$—	$—	$—	$—	$—	$—	$—
February 18, 2020	February 29, 2020	March 16, 2020	—	—	—	—	29.375	15	351.563	11	—	—
Total			$0.253	$6	$—	$—	$29.375	$15	$351.563	$11	$—	$—

March 5, 2019	February 28, 2019	March 15, 2019	$0.250	$6	$—	$—	$—	$—	$—	$—	$—	$—
February 15, 2019	February 28, 2019	March 15, 2019	—	—	—	—	29.375	15	351.563	11	—	—
Total			$0.250	$6	$—	$—	$29.375	$15	$351.563	$11	$—	$—

Common Stock
For the three months ended March 31, 2020 and 2019, MetLife, Inc. repurchased 10,664,608 shares and 11,198,634 shares of its common stock, respectively, through open market purchases for $500 million in each of the periods.
MetLife, Inc. announced that its Board of Directors authorized common stock repurchases as follows:

		Authorization Remaining at
Announcement Date	Authorization Amount	March 31, 2020
	(In millions)
July 31, 2019	$2,000	$485
November 1, 2018	$2,000	$—

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
The declaration, record and payment dates, as well as per share and aggregate dividend amounts, for MetLife, Inc.’s common stock were as follows for the three months ended March 31, 2020 and 2019:

Declaration Date	Record Date	Payment Date	Common Stock Dividend
			Per Share	Aggregate
			(In millions, except per share data)
January 7, 2020	February 4, 2020	March 13, 2020	$0.440	404

January 7, 2019	February 5, 2019	March 13, 2019	$0.420	405

See Note 16 for information on a common stock dividend declared subsequent to March 31, 2020.
Stock-Based Compensation Plans
Performance Shares and Performance Units
Final Performance Shares are paid in shares of MetLife, Inc. common stock. Final Performance Units are payable in cash equal to the closing price of MetLife, Inc. common stock on a date following the last day of the three-year performance period. The performance factor for the January 1, 2017 – December 31, 2019 performance period was 91.4%, which was determined within a possible range from 0% to 175%. This factor has been applied to the 1,068,099 Performance Shares and 166,191 Performance Units associated with that performance period that vested on December 31, 2019. As a result, in the first quarter of 2020, MetLife, Inc. issued 976,242 shares of its common stock (less withholding for taxes and other items, as applicable), excluding shares that payees choose to defer, and MetLife, Inc. or its affiliates paid the cash value of 151,899 Performance Units (less withholding for taxes and other items, as applicable).

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Equity (continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to MetLife, Inc. was as follows:

	Three Months Ended March 31, 2020
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$18,283	$1,698	$(4,927)	$(2,002)	$13,052
OCI before reclassifications	(3,619)	3,687	(674)	—	(606)
Deferred income tax benefit (expense)	927	(810)	(26)	—	91
AOCI before reclassifications, net of income tax	15,591	4,575	(5,627)	(2,002)	12,537
Amounts reclassified from AOCI	(187)	438	—	21	272
Deferred income tax benefit (expense)	48	(96)	—	(4)	(52)
Amounts reclassified from AOCI, net of income tax	(139)	342	—	17	220
Balance, end of period	$15,452	$4,917	$(5,627)	$(1,985)	$12,757

	Three Months Ended March 31, 2019
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$7,042	$1,613	$(4,905)	$(2,028)	$1,722
OCI before reclassifications	6,721	(11)	(36)	1	6,675
Deferred income tax benefit (expense)	(1,516)	6	(6)	—	(1,516)
AOCI before reclassifications, net of income tax	12,247	1,608	(4,947)	(2,027)	6,881
Amounts reclassified from AOCI	(2)	(24)	—	29	3
Deferred income tax benefit (expense)	—	12	—	(6)	6
Amounts reclassified from AOCI, net of income tax	(2)	(12)	—	23	9
Cumulative effects of changes in accounting principles	4	22	—	—	26
Deferred income tax benefit (expense), cumulative effects of changes in accounting principles	(1)	(4)	—	—	(5)
Cumulative effects of changes in accounting principles, net of income tax (2)	3	18	—	—	21
Balance, end of period	$12,248	$1,614	$(4,947)	$(2,004)	$6,911
__________________

(1)	See Note 6 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI, and the policyholder dividend obligation.

(2)	See Note 1 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report for further information on adoption of new accounting pronouncements.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

	Three Months Ended March 31,
	2020	2019
AOCI Components	Amounts Reclassified from AOCI		Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$204	$(24)	Net investment gains (losses)
Net unrealized investment gains (losses)	(11)	4	Net investment income
Net unrealized investment gains (losses)	(6)	22	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	187	2
Income tax (expense) benefit	(48)	—
Net unrealized investment gains (losses), net of income tax	139	2
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	6	5	Net investment income
Interest rate derivatives	6	(6)	Net investment gains (losses)
Interest rate derivatives	1	1	Other expenses
Foreign currency exchange rate derivatives	—	(2)	Net investment income
Foreign currency exchange rate derivatives	(451)	25	Net investment gains (losses)
Credit derivatives	—	1	Net investment gains (losses)
Gains (losses) on cash flow hedges, before income tax	(438)	24
Income tax (expense) benefit	96	(12)
Gains (losses) on cash flow hedges, net of income tax	(342)	12
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(26)	(36)
Amortization of prior service (costs) credit	5	7
Amortization of defined benefit plan items, before income tax	(21)	(29)
Income tax (expense) benefit	4	6
Amortization of defined benefit plan items, net of income tax	(17)	(23)
Total reclassifications, net of income tax	$(220)	$(9)
__________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 12.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

11. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Prepaid legal plans	$101	$86
Fee-based investment management	79	77
Recordkeeping and administrative services (1)	49	50
Administrative services-only contracts	56	53
Other revenue from service contracts from customers	60	71
Total revenues from service contracts from customers	345	337
Other	94	157
Total other revenues	$439	$494
__________________

(1)	Related to products and businesses no longer actively marketed by the Company.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Employee-related costs (1)	$869	$922
Third party staffing costs	348	369
General and administrative expenses	190	223
Pension, postretirement and postemployment benefit costs	39	56
Premium taxes, other taxes, and licenses & fees	193	170
Commissions and other variable expenses	1,408	1,449
Capitalization of DAC	(774)	(812)
Amortization of DAC and VOBA	788	624
Amortization of negative VOBA	(10)	(10)
Interest expense on debt	222	234
Total other expenses	$3,273	$3,225

__________________

(1)
Includes $40 million and ($76) million for the three months ended March 31, 2020 and 2019, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Other Revenues and Other Expenses (continued)

Restructuring Charges
In December 2019, the Company incurred the remaining restructuring charges related to its unit cost improvement program. During this program period, restructuring charges were included in other expenses and reported in Corporate & Other. Such restructuring charges were as follows:

	Three Months Ended March 31,
	2020	2019
	Severance
	(In millions)
Balance, beginning of period	$57	$23
Restructuring charges	—	7
Cash payments	(35)	(13)
Balance, end of period	$22	$17
Total severance charges incurred since inception of initiative	$244	$143

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
The components of net periodic benefit costs, reported in other expenses, were as follows:

	Three Months Ended March 31,
	2020		2019
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$62	$1	$58	$1
Interest costs	89	10	104	13
Expected return on plan assets	(132)	(15)	(122)	(16)
Amortization of net actuarial (gains) losses	45	(19)	48	(12)
Amortization of prior service costs (credit)	(4)	(1)	(4)	(3)
Net periodic benefit costs (credit)	$60	$(24)	$84	$(17)

13. Income Tax
For the three months ended March 31, 2020, the effective tax rate on income (loss) before provision for income tax was 22%. The Company’s effective tax rate for the three months ended March 31, 2020 differed from the U.S. statutory rate primarily due to tax charges from foreign earnings taxed at different rates than the U.S. statutory rate, partially offset by tax benefits related to non-taxable investment income, tax credits and the finalization of bankruptcy proceedings for a leveraged lease investment.
For the three months ended March 31, 2019, the effective tax rate on income (loss) before provision for income tax and the U.S. statutory rate were both 21%. The Company’s effective tax rate for the three months ended March 31, 2019 includes tax benefits related to non-taxable investment income and tax credits, largely offset by the tax charges from foreign earnings taxed at different rates than the U.S. statutory rate.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

14. Earnings Per Common Share
The following table presents the weighted average shares, basic earnings per common share and diluted earnings per common share:

	Three Months Ended March 31,
	2020	2019
	(In millions, except per share data)
Weighted Average Shares:
Weighted average common stock outstanding - basic	914.1	956.5
Incremental common shares from assumed exercise or issuance of stock-based awards	5.9	6.8
Weighted average common stock outstanding - diluted	920.0	963.3
Net Income (Loss):
Net income (loss)	$4,401	$1,385
Less: Net income (loss) attributable to noncontrolling interests	3	4
Less: Preferred stock dividends	32	32
Net income (loss) available to MetLife, Inc.’s common shareholders	$4,366	$1,349
Basic	$4.78	$1.41
Diluted	$4.75	$1.40

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
The Company also receives and responds to subpoenas or other inquiries seeking a broad range of information from state regulators, including state insurance commissioners; state attorneys general or other state governmental authorities; federal regulators, including the U.S. Securities and Exchange Commission; federal governmental authorities, including congressional committees; and the Financial Industry Regulatory Authority, as well as from local and national regulators and government authorities in jurisdictions outside the United States where the Company conducts business. The issues involved in information requests and regulatory matters vary widely, but can include inquiries or investigations concerning the Company’s compliance with applicable insurance and other laws and regulations. The Company cooperates in these inquiries.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
15. Contingencies, Commitments and Guarantees (continued)

It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at March 31, 2020. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of March 31, 2020, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $250 million.
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
Claims asserted against MLIC have included negligence, intentional tort and conspiracy concerning the health risks associated with asbestos. MLIC’s defenses (beyond denial of certain factual allegations) include that: (i) MLIC owed no duty to the plaintiffs— it had no special relationship with the plaintiffs and did not manufacture, produce, distribute or sell the asbestos products that allegedly injured plaintiffs, (ii) plaintiffs did not rely on any actions of MLIC, (iii) MLIC’s conduct was not the cause of the plaintiffs’ injuries, (iv) plaintiffs’ exposure occurred after the dangers of asbestos were known, and (v) the applicable time with respect to filing suit has expired. During the course of the litigation, certain trial courts have granted motions dismissing claims against MLIC, while other trial courts have denied MLIC’s motions. There can be no assurance that MLIC will receive favorable decisions on motions in the future. While most cases brought to date have settled, MLIC intends to continue to defend aggressively against claims based on asbestos exposure, including defending claims at trials.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
15. Contingencies, Commitments and Guarantees (continued)

As reported in the 2019 Annual Report, MLIC received approximately 3,187 asbestos-related claims in 2019. For the three months ended March 31, 2020 and 2019, MLIC received approximately 596 and 843 new asbestos-related claims, respectively. See Note 21 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report for historical information concerning asbestos claims and MLIC’s update in its recorded liability at December 31, 2019. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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
The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for asbestos-related claims. MLIC’s recorded asbestos liability is based on its estimation of the following elements, as informed by the facts presently known to it, its understanding of current law and its past experiences: (i) the probable and reasonably estimable liability for asbestos claims already asserted against MLIC, including claims settled but not yet paid, (ii) the probable and reasonably estimable liability for asbestos claims not yet asserted against MLIC, but which MLIC believes are reasonably probable of assertion, and (iii) the legal defense costs associated with the foregoing claims. Significant assumptions underlying MLIC’s analysis of the adequacy of its recorded liability with respect to asbestos litigation include: (i) the number of future claims, (ii) the cost to resolve claims, and (iii) the cost to defend claims.
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through March 31, 2020.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
15. Contingencies, Commitments and Guarantees (continued)

Newman v. Metropolitan Life Insurance Company (N.D. Ill., filed March 23, 2016)
Plaintiff filed this putative class action alleging causes of action for breach of contract, fraud, and violations of the Illinois Consumer Fraud and Deceptive Business Practices Act, on behalf of herself and all persons over age 65 who selected a Reduced Pay at Age 65 payment feature on their long-term care insurance policies and whose premium rates were increased after age 65. Plaintiff seeks unspecified compensatory, statutory and punitive damages, as well as recessionary and injunctive relief. On April 12, 2017, the court granted MLIC’s motion to dismiss the action. Plaintiff appealed this ruling and the United States Court of Appeals for the Seventh Circuit reversed and remanded the case to the district court for further proceedings. On February 20, 2020, the district court approved a nationwide class settlement of the case. The Company accrued the full amount of the expected settlement payment in prior periods.
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
Matters Related to Group Annuity Benefits and Assumed Variable Annuity Guarantee Reserves
In 2018, the Company announced that it identified two material weaknesses in its internal control over financial reporting related to the practices and procedures for estimating reserves for certain group annuity benefits and the calculation of reserves associated with certain variable annuity guarantees assumed from the former operating joint venture in Japan. Several regulators have made inquiries into these issues and it is possible that other jurisdictions may pursue similar investigations or inquiries. The Company is exposed to lawsuits, and could be exposed to additional legal actions relating to these issues. These may result in payments, including damages, fines, penalties, interest and other amounts assessed or awarded by courts or regulatory authorities under applicable escheat, tax, securities, Employee Retirement Income Security Act of 1974, or other laws or regulations. The Company could incur significant costs in connection with these actions.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
15. Contingencies, Commitments and Guarantees (continued)

Atkins et. al. v. MetLife, Inc., et. al. (D.Nev., filed November 18, 2019)
Plaintiffs filed this putative class action on behalf of all persons due benefits under group annuity contracts but who did not receive the entire amount to which they were entitled. Plaintiffs assert claims for breach of contract, breach of fiduciary duty, breach of implied covenant of good faith and fair dealing, unjust enrichment, and conversion based on allegations that the defendants failed to timely pay annuity benefits to certain group annuitants. Plaintiffs seek declaratory and injunctive relief, as well as unspecified compensatory and punitive damages, and other relief. On April 17, 2020, the parties filed a stipulation of voluntarily dismissal of the action without prejudice.
Derivative Actions and Demands
Shareholders, seeking to sue derivatively on behalf of MetLife, Inc., commenced three separate actions against certain current and former members of the MetLife, Inc. Board of Directors and/or certain current and former officers of MetLife, Inc., alleging that, among other things, they breached their fiduciary and other duties to the Company. In Kates v. Kandarian, et al. (E.D.N.Y., filed January 18, 2019, transferred to D. Del. July 8, 2019) and Felt, et al. v. Grise, et al. (D. Del., filed April 29, 2019), plaintiffs allege that the defendants disseminated or approved public statements that failed to disclose that MetLife’s practices and procedures for estimating reserves for certain group annuity benefits were inadequate and that MetLife had inadequate internal control over financial reporting. In Lifschitz v. Kandarian, et al. (Del. Ch., filed June 19, 2019), plaintiff alleges that the MetLife, Inc. Board of Directors knew or should have known that MetLife’s practices and procedures for estimating reserves for certain group annuity benefits were inadequate. Felt and Lifschitz have been consolidated in the Court of Chancery in Delaware under the caption In re: MetLife, Inc. Derivative Litigation. In all of these actions, plaintiffs allege that because of the defendants’ breaches of duty, MetLife, Inc. has incurred damage to its reputation and has suffered other unspecified damages. The defendants intend to defend these actions vigorously.
The MetLife, Inc. Board of Directors received six letters, dated March 28, 2018, May 11, 2018, July 16, 2018, December 20, 2018, February 5, 2019, and April 7, 2020, written on behalf of individual stockholders, demanding that MetLife, Inc. take action against current and former directors and officers for alleged breaches of fiduciary duty and/or investigate, remediate, and recover damages allegedly suffered by the Company as a result of (i) the Company’s allegedly inadequate practices and procedures for estimating reserves for certain group annuity benefits, (ii) the Company’s allegedly inadequate internal controls over financial reporting and corporate governance practices and procedures, and (iii) the alleged dissemination of false or misleading information related to these issues. The MetLife, Inc. Board of Directors appointed a special committee to investigate the allegations set forth in these six letters.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $2.7 billion and $4.1 billion at March 31, 2020 and December 31, 2019, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $8.0 billion and $8.1 billion at March 31, 2020 and December 31, 2019, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
15. Contingencies, Commitments and Guarantees (continued)

Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $329 million, with a cumulative maximum of $528 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $6 million at both March 31, 2020 and December 31, 2019, for indemnities, guarantees and commitments.
16. Subsequent Events
Common Stock Dividend
On April 28, 2020, the MetLife, Inc. Board of Directors declared a second quarter 2020 common stock dividend of $0.46 per share payable on June 12, 2020 to shareholders of record as of May 8, 2020. The Company estimates that the aggregate dividend payment will be $419 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information
For purposes of this discussion, “MetLife,” the “Company,” “we,” “our” and “us” refer to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates. This discussion should be read in conjunction with MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”), the cautionary language regarding forward-looking statements included below, the “Risk Factors” set forth in Part II, Item 1A, and the additional risk factors referred to therein, “Quantitative and Qualitative Disclosures About Market Risk” and the Company’s interim condensed consolidated financial statements included elsewhere herein.
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
See “— Consolidated Company Outlook” for a discussion of the impact of the novel coronavirus COVID-19 pandemic (the “COVID-19 Pandemic”) on the Company.
Current Period Highlights
During the three months ended March 31, 2020, overall adjusted premiums, fees and other revenues improved slightly compared to the first quarter of 2019 as a result of growth in our U.S., Latin America and EMEA segments. Positive net flows drove an increase in our investment portfolio; however, investment yields declined. Expenses, including interest credited expense, also declined. Underwriting experience was unfavorable compared to the prior period. A favorable change in net derivative gains (losses) was primarily the result of a decline in interest rates. An unfavorable change in net investment gains (losses) primarily reflects mark-to-market losses on equity securities.

The following represents segment level results and percentage contributions to total segment level adjusted earnings available to common shareholders for the three months ended March 31, 2020:
__________________

(1)	Excludes Corporate & Other adjusted loss available to common shareholders of $131 million.

(2)
Consistent with GAAP guidance for segment reporting, adjusted earnings is our GAAP measure of segment performance. For additional information, see Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.

Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019

Consolidated Results - Highlights
Net income (loss) available to MetLife, Inc.’s common shareholders up $3.0 billion:

	•	Favorable change in net derivative gains (losses) of $4.1 billion ($3.2 billion, net of income tax)

	•	Unfavorable change in net investment gains (losses) of $303 million ($239 million, net of income tax)

	•	Adjusted earnings available to common shareholders up $25 million
(1) See “— Results of Operations — Consolidated Results” and “— Non-GAAP and Other Financial Disclosures” for reconciliations and definitions of non-GAAP financial measures.
Consolidated Results - Adjusted Earnings Highlights
Adjusted earnings available to common shareholders up $25 million:
•
The primary drivers of the increase in adjusted earnings were higher net investment income due to a higher asset base, a decrease in expenses, including interest credited expense, and higher asset-based fees, partially offset by lower investment yields, higher deferred policy acquisition costs (“DAC”) amortization and unfavorable underwriting.

•	Our results for the three months ended March 31, 2019 included expenses associated with our previously announced unit cost initiative of $55 million, net of income tax

For a more in-depth discussion of our consolidated results, see “— Results of Operations — Consolidated Results,” “— Results of Operations — Consolidated Results — Adjusted Earnings” and “— Results of Operations — Segment Results and Corporate & Other.”
Consolidated Company Outlook
The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Consolidated Company Outlook” included in the 2019 Annual Report. There have been no material changes to our consolidated company outlook from that previously discussed in the 2019 Annual Report except as noted below.
We are closely monitoring developments relating to the COVID-19 Pandemic and assessing its impact on our business. The COVID-19 Pandemic has had a major impact on the global economy and financial markets. Governments and businesses have taken numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, social distancing, shelter in place or total lock down orders, and business limitations and shutdowns. These measures have disrupted and will continue to disrupt business activity and have resulted in economic slowdown and significant volatility in the financial markets, to which central banks around the world are responding with unprecedented fiscal and monetary policies. See “— Industry Trends — Financial and Economic Environment.” The COVID-19 Pandemic and these actions have significantly increased economic uncertainty and reduced economic activity. In addition, a prolonged low, zero, or negative interest rate environment remains possible. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment” included in the 2019 Annual Report for discussion of the mitigating actions the Company has taken to reduce interest rate sensitivity as market interest rates are a key driver of our results.
We have implemented risk management and business continuity plans and taken preventive measures and other precautions, such as employee business travel restrictions and remote work arrangements which, to date, have enabled us to maintain our critical business processes, customer service levels, relationships with key vendors, financial reporting systems, internal controls over financial reporting and disclosure controls and procedures.
Events related to the COVID-19 Pandemic could materially adversely affect our business operations, investment portfolio, financial results or financial condition. We will continue reviewing accounting estimates, asset valuations and various financial scenarios for capital and liquidity; however, in light of evolving health, economic, social, regulatory, and other factors, the potential impact of the COVID-19 Pandemic and actions taken in response to it on our business operations, investment portfolio, financial results and financial condition remains uncertain. See “— Industry Trends — Regulatory Developments,” “— Investments — Current Environment” and “Risk Factors” for additional information.
During the first quarter of 2020, MetLife, Inc. proactively raised $2.0 billion from the capital markets ($1.0 billion of preferred stock and $1.0 billion of senior debt), providing us with additional capital flexibility in dealing with cash flow volatility related to the current environment, as well as demonstrating our ongoing access to capital markets. As of March 31, 2020, we had $5.3 billion of cash and liquid assets at the holding companies. See Notes 9 and 10 of the Notes to the Interim Condensed Consolidated Financial Statements.
Our capital stress testing and longstanding commitment to liquidity, position us to withstand the current crisis. We do not expect any material liquidity deficiencies, and we expect to remain able to comply with the financial covenants of our credit agreements. See “— Liquidity and Capital Resources.”
As noted in our 2019 Annual Report, we expected (i) the average annual ratio of free cash flow to adjusted earnings over the two-year period of 2020 and 2021 to be 65% to 75%, assuming interest rates follow the observable forward yield curves, as of December 31, 2019, including a 10-year U.S. Treasury rate between 1.5% and 4.5%, and (ii) to generate approximately $20.0 billion of free cash flow over the next five years. However, with recent macroeconomic changes and significant equity market volatility, our ability to meet these targets could be challenged. Assuming (i) interest rates follow the observable forward yield curves as of March 31, 2020, including a 10-year U.S. Treasury rate of 0.67% at March 31, 2020, 0.82% at December 31, 2020 and 0.96% at December 31, 2021, (ii) a 20% S&P Global Ratings (“S&P”) 500 equity index decline for the full year 2020, and (iii) a 5% S&P 500 equity index increase for the full year 2021, we expect the average annual ratio of free cash flow to adjusted earnings over the two-year period of 2019 and 2020 to be 65% to 75%. Over the two-year period of 2020 and 2021, our average annual ratio of free cash flow to adjusted earnings could be 40% to 60% reflecting the impact of regulatory cash flow testing on our New York domiciled insurance entity, Metropolitan Life Insurance Company, and the related impact of the COVID-19 Pandemic on investment credit losses.

We continue to target an adjusted return on equity, excluding accumulated other comprehensive income (“AOCI”) other than foreign currency translation adjustments (“FCTA”) of 12% to 14% over the near-term under non-recessionary market conditions. However, with recent macroeconomic changes and significant equity market volatility, and assuming (i) interest rates follow the observable forward yield curves as of March 31, 2020, including our updated ranges for the 10-year U.S. Treasury rates noted above, (ii) a 20% S&P 500 equity index decline for the full year 2020, and (iii) our expectation of high single digit to low double digit negative private equity returns in the second quarter of 2020 decreasing our variable investment income, we would expect to be below the low end of this range in 2020. This target range of 12% to 14% also included the completion of restructuring charges related to our unit cost improvement program which, as we noted in our 2019 Annual Report, is expected to result in an approximately $900 million of pre-tax expense margin expansion in 2020, or approximately a 12.3% direct expense ratio, excluding total notable items related to direct expenses and pension risk transfers, in 2020. We remain committed to achieving this direct expense ratio in 2020 while creating additional capacity to fund over $1.0 billion in incremental technology and innovative investments to accelerate our growth over the next five years or to manage expense margins in more challenging environments.
Furthermore, we remain fully committed to our Next Horizon Strategy, which was introduced at our December 2019 Investor Day.
Our outlook relies on the accuracy of our assumptions about future economic and business conditions, which can be affected by known and unknown risks and other uncertainties, such as those posed by the COVID-19 Pandemic. Due to the evolving and highly uncertain nature of the COVID-19 Pandemic, we are continually reviewing our assumptions, implementing plans, and taking precautions. As we obtain more information regarding the effects of the COVID-19 Pandemic, the effect and efficacy of efforts taken to respond to it, and the impact of these events on our business operations, investment portfolio, financial results and financial condition, we may revise our outlook. Additional guidance from the U.S. Treasury, the U.S. Securities and Exchange Commission (the “SEC”) or the Financial Accounting Standards Board may also require us to revise our outlook in future periods.
Industry Trends
The following information on industry trends should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends” in Part II, Item 7, of the 2019 Annual Report.
We continue to be impacted by the changing global financial and economic environment that has been affecting the industry.
Financial and Economic Environment
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility and disruptions in global capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors. See “Risk Factors — Economic Environment and Capital Markets Risks — Difficult Economic Conditions May Harm Our Businesses, Results of Operations or Financial Condition” and “Risk Factors — Business Risks — Catastrophes May Adversely Impact Liabilities for Policyholder Claims and Reinsurance Availability” included in the 2019 Annual Report.
We have market presence in numerous countries and, therefore, our business operations are exposed to risks posed by local and regional economic conditions. See “Business — Regulation — Fiscal Measures” and “Risk Factors — Economic Environment and Capital Markets Risks — Difficult Economic Conditions May Harm Our Businesses, Results of Operations or Financial Condition — Currency Exchange Rate Risk” included in the 2019 Annual Report.
We are closely monitoring political and economic conditions that might contribute to global market volatility and impact our business operations, investment portfolio and derivatives. For example, measures taken by governments and businesses as a result of the COVID-19 Pandemic to respond to the spread of the virus, have disrupted business activity and have resulted in an economic slowdown and significant volatility in financial markets. Governmental and non-governmental organizations may not effectively respond to the spread and severity of the COVID-19 Pandemic, increasing the magnitude and longevity of the potential negative economic impacts. We cannot yet determine or estimate the actions that will be taken, including governmental laws, regulations or orders, and the extent to which these actions have affected or will affect our business operations, investment portfolio, financial results, or financial condition. See “— Executive Summary — Consolidated Company Outlook” and “— Investments — Current Environment.”

We are also monitoring the imposition of tariffs or other barriers to international trade, changes to international trade agreements, and their potential impacts on our business, results of operations and financial condition. See “Business — Regulation — Cross-Border Trade” and “Business — Regulation — Fiscal Measures” included in the 2019 Annual Report. See also “Risk Factors — Economic Environment and Capital Markets Risks — Difficult Economic Conditions May Harm Our Businesses, Results of Operations or Financial Condition” and “Risk Factors — Business Risks — The Global Nature of Our Operations Exposes Us to a Variety of Political, Legal, Operational, Economic and Other Risks” included in the 2019 Annual Report.
Central banks around the world are responding to the COVID-19 Pandemic with unprecedented fiscal and monetary policies, which are expected to have significant and ongoing effects on financial markets and the global economy. In the United States, the Board of Governors of the Federal Reserve System (“Federal Reserve Board”), which had been previously tightening monetary policy by raising the federal funds rate and shrinking the balance sheet, now has taken a number of actions to lower rates and has implemented additional stimulus measures, including a near zero rate on borrowing for commercial banks, quantitative easing, and the easing of bank lending regulations. Additionally, the Federal Reserve Board has initiated a number of financing facilities, credit purchase programs, and reinstituted quantitative easing of U.S. Treasury securities and mortgages. The European Central Bank has significantly increased the size of its asset purchase program, reduced constraints on what and how much it can purchase, and launched new funding facilities for European area banks. Additionally, a number of European area countries have announced fiscal stimulus programs, as well as the provision of guarantees and loans for private sector companies. In Japan, the Bank of Japan has accelerated its purchases of interests in index-linked securities and real estate investments, increased the annual limit on purchases of commercial paper and bonds, and introduced new measures to facilitate corporate financing, including a new lending program for businesses impacted by the COVID-19 Pandemic. In addition, the Japanese government recently approved additional stimulus measures, including provisions for cash payouts to individuals and business owners, tax reform, and zero-interest loans. We cannot predict with certainty the actions that will be taken, effect of these actions or the impact on our business operations, investment portfolio, financial results, or financial condition. See “— Investments — Current Environment.”
Competitive Pressures
The life insurance industry remains highly competitive. See “Business — Competition” included in the 2019 Annual Report. Product development is focused on differentiation leading to more intense competition with respect to product features and services. Several of the industry’s products can be quite homogeneous and subject to intense price competition. Cost reduction efforts are a priority for industry players, with benefits resulting in price adjustments to favor customers and reinvestment capacity. Larger companies have the ability to invest in brand equity, product development, technology optimization, risk management, and innovation, which are among the fundamentals for sustained profitable growth in the life insurance industry. Insurers are focused on their core businesses, specifically in markets where they can achieve scale. Insurers are increasingly seeking alternative sources of revenue; there is a focus on monetization of assets, fee-based services, and opportunities to offer comprehensive solutions, which include providing value-added services along with traditional products. Financial strength and flexibility and technology modernization are prerequisites for sustainable growth in the life insurance industry. Larger market participants tend to have the capacity to invest in analytics, distribution, and information technology and have the ability to leverage the capabilities of new digital entrants. There is a shift in distribution from proprietary to third party models in mature markets, due to the lower cost structure. Evolving customer expectations are having a significant impact on the competitive environment as insurers strive to offer the superior customer service demanded by an increasingly sophisticated industry client base. Legislative and other changes affecting the regulatory environment can also affect the competitive environment within the life insurance industry and within the broader financial services industry. See “— Industry Trends — Regulatory Developments,” as well as “Business — Regulation” included in the 2019 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments.” We believe that the current low interest rate environment and increased volatility of the financial markets, as a result of the COVID-19 Pandemic, will continue to strain the life insurance industry, as well as the broader financial services industry. In addition to financial strength, technological efficiency and organizational agility, we believe that the ability to adapt to changes in the competitive environment as a result of the COVID-19 Pandemic is a significant differentiator to success in the life insurance industry and the broader financial services industry, and we are well positioned to compete in this environment.
Regulatory Developments
The following discussion on regulatory developments should be read in conjunction with “Business — Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments” included in the 2019 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments.”

COVID-19 Pandemic-Related Regulatory Actions
In March 2020, many U.S. state governors and insurance regulators began issuing regulations, bulletins, directives and guidance in connection with the COVID-19 Pandemic. These encourage, request or direct health, life, and property and casualty insurance companies to waive cost-sharing for coronavirus COVID-19 testing, cover telehealth services, provide extended grace periods for premium payments, forbear on the cancellation or non-renewal of policies due to non-payment of premium, and provide other policyholder accommodations. For example, on March 30, 2020, New York State Department of Financial Services (“NYDFS”) Emergency Insurance Regulation 216 required life insurance- or annuity- authorized insurers to extend premium and fee payment grace periods to 90 days for policyholders who demonstrate COVID-19 Pandemic-related financial hardship. New York licensed insurers also may not impose any late fees on or report such a policyholder to a credit reporting or debt collection agency for failure to timely pay any life or annuity premiums and must allow the policyholder to pay the premium over a 12-month period. An insurer must accept a policyholder’s written attestation as proof of financial hardship as a result of the COVID-19 Pandemic.
In addition, several non-U.S. insurance regulators began issuing statements urging insurance companies to preserve funds during the COVID-19 Pandemic. For example, the European Insurance and Occupational Pensions Authority suggested insurance companies temporarily suspend discretionary dividends during the COVID-19 Pandemic. Similarly, the Mexican insurance regulator, the Comisión Nacional de Seguros y Fienzas, recommended limiting dividends for fiscal years 2019 and 2020. MetLife Mexico has reminded its regulator that it has historically exceeded regulatory capital minimums and expects to pay dividends as appropriate to its circumstances.
Other regulators have delayed, or considered delaying, implementing a variety of changes. The Basel Committee on Banking Supervision and the International Organization of Securities Commissions postponed new initial margin requirement rules for non-centrally cleared derivatives for one year in light of the challenges posed by the COVID-19 Pandemic, citing companies’ focus on managing risks associated with current market volatility.
Some governmental decision-makers are not able to take action on certain regulatory priorities as a result of the COVID-19 Pandemic. For example, in January 2020, the Chilean lower house approved the pension reform bill introduced by President Sebastian Piñera in November 2018. The Senate started to discuss the bill in March 2020, but the COVID-19 Pandemic and the economic priorities have delayed pension reform.
On March 27, 2020, President Trump signed into law the $2 trillion Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to provide economic assistance in response to the COVID-19 Pandemic. Among other things, the CARES Act added certain tax-favored withdrawals and increased loan withdrawal limitations from eligible retirement plans, and temporarily waived required minimum distribution rules for qualified retirement plan participants and Individual Retirement Accounts owners.
See “Risk Factors” in the 2019 Annual Report, as amended or supplemented in our Quarterly Reports on Form 10-Q under the caption “Risk Factors — The Course of the Novel Coronavirus (COVID-19) Pandemic, and Responses to It, Are Uncertain and Difficult to Predict, But Have Adversely Affected and May Continue to Adversely Affect Our Business, Results of Operations, and Financial Condition.”
National Association of Insurance Commissioners
On February 26, 2020, the NYDFS amended Regulation 213 relating to principle-based reserving (“PBR”). The amendment deviates from the Valuation Manual and is likely to cause variable annuity reserve and capital requirement increases. Based on conditions at March 31, 2020, we estimate that the new PBR rules have increased our statutory reserves by approximately $1.6 billion and our statutory capital requirements by $0.6 billion over the prior reserve and capital requirements. However, as permitted, we expect to grade these effects into our statutory financial statements over a period of at least three years.
Cross-Border Trade
Each of the United States, Canada and Mexico ratified the United States-Mexico-Canada Agreement and provided notice that they completed domestic implementation. The agreement will go into effect on July 1, 2020.

Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the Interim Condensed Consolidated Financial Statements. The most critical estimates include those used in determining:

(i)	liabilities for future policy benefits and the accounting for reinsurance;

(ii)	capitalization and amortization of DAC and the establishment and amortization of value of business acquired (“VOBA”);

(iii)	estimated fair values of investments in the absence of quoted market values;

(iv)	investment allowance for credit loss (“ACL”) and impairments;

(v)	estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation;

(vi)	measurement of goodwill and related impairment;

(vii)	measurement of employee benefit plan liabilities;

(viii)	measurement of income taxes and the valuation of deferred tax assets; and

(ix)	liabilities for litigation and regulatory matters.
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
The critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report. Effective January 1, 2020, the Company adopted new accounting pronouncements related to the measurement of credit loss on financial instruments and simplifying the test for goodwill impairment, as described below and in Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements.
Investment Allowance for Credit Loss and Impairments
The significant estimates related to our evaluation of credit loss and impairments on our investment portfolio are summarized below. In addition, information about the evaluation processes and measurement methodologies and changes thereto from the implementation of new guidance on January 1, 2020, is contained in Notes 1 and 6 of the Notes to the Interim Condensed Consolidated Financial Statements.
Fixed Maturity Securities AFS
The assessment of whether a credit loss has occurred is based on our case-by-case evaluation of whether the net amount expected to be collected is less than the amortized cost basis. We consider a wide range of factors about the security issuer and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. In accordance with new guidance adopted January 1, 2020, we evaluate credit loss by considering information about past events, current and forecasted economic conditions, and we measure credit loss by estimating recovery value using a discounted cash flow analysis. These evaluations are revised as conditions change and new information becomes available.
In accordance with previous guidance, which was an incurred loss model, the credit loss evaluation process and the measurement of credit loss were generally similar.

Mortgage Loans
The ACL is established both for pools of loans with similar risk characteristics and for loans with dissimilar risk characteristics, collateral dependent loans and reasonably expected troubled debt restructurings individually on a loan specific basis. We record an allowance for expected credit loss in an amount that represents the portion of the amortized cost basis of mortgage loans that we do not expect to collect, resulting in mortgage loans being presented at the net amount expected to be collected. In accordance with new guidance adopted January 1, 2020, to determine the mortgage loan ACL, we estimate lifetime credit loss expected over the contractual term of our mortgage loans adjusted for expected prepayments and any extensions; and we consider past events, current economic conditions and forecasts of future economic conditions. Our estimates are revised as conditions change and new information becomes available.
In accordance with previous guidance, which was an incurred loss model, the credit loss evaluation process and the measurement of credit loss were generally similar.
Real Estate, Leases and Other Asset Classes
The determination of the amount of ACL and impairments on real estate, leases and the remaining invested asset classes is highly subjective and is based upon our quarterly evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available.
Goodwill
Goodwill is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test.
For purposes of goodwill impairment testing, if the carrying value of a reporting unit exceeds its estimated fair value, an impairment charge would be recognized for the amount by which the carrying value exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. Additionally, the Company will consider income tax effects from any tax deductible goodwill on the carrying value of the reporting unit when measuring the goodwill impairment loss, if applicable. The key inputs, judgments and assumptions necessary in determining estimated fair value of the reporting units include projected adjusted earnings, current book value, the level of economic capital required to support the mix of business, long-term growth rates, comparative market multiples, the account value of in-force business, projections of new and renewed business, as well as margins on such business, interest rate levels, credit spreads, equity market levels, and the discount rate that we believe is appropriate for the respective reporting unit.
We apply significant judgment when determining the estimated fair value of our reporting units and when assessing the relationship of market capitalization to the aggregate estimated fair value of our reporting units. The valuation methodologies utilized are subject to key judgments and assumptions that are sensitive to change. Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood differ in some respects from actual future results. Declines in the estimated fair value of our reporting units could result in goodwill impairments in future periods which could materially adversely affect our results of operations or financial position.
In the first quarter of 2020, the Company performed interim goodwill impairment testing on all of its reporting units due to the recent economic impacts caused by the COVID-19 Pandemic. The interim goodwill impairment testing was conducted by measuring the estimated fair value of the reporting unit and comparing such estimated fair value to the carrying value of the reporting unit. The result of the interim goodwill impairment testing was that the estimated fair value exceeded the carrying value of its reporting units and the Company determined that its goodwill in the current quarter was not impaired, although the amount of excess of estimated fair value above the carrying value for the reporting units has decreased significantly since the previous annual test. The excess of estimated fair value over carrying value in the Asia and EMEA reporting units has decreased below what would be considered a substantial margin.

Economic Capital
Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in our business. Our economic capital model, coupled with considerations of local capital requirements, aligns segment allocated equity with emerging standards and consistent risk principles. Economic capital-based risk estimation is an evolving science and industry best practices have emerged and continue to evolve. Areas of evolving industry best practices include stochastic liability valuation techniques, alternative methodologies for the calculation of diversification benefits, and the quantification of appropriate shock levels. MetLife’s management is responsible for the ongoing production and enhancement of the economic capital model and reviews its approach periodically to ensure that it remains consistent with emerging industry practice standards. For further information, see “Financial Measures and Segment Accounting Policies” in Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.
Acquisitions and Dispositions
Acquisition of PetFirst
In January 2020, the Company completed the acquisition of PetFirst Healthcare, LLC (“PetFirst”), a fast-growing pet health insurance administrator.
Pending Disposition of MetLife Hong Kong
For information regarding the Company’s definitive agreement to sell its two wholly-owned subsidiaries, MetLife Limited and Metropolitan Life Insurance Company of Hong Kong Limited (collectively, “MetLife Hong Kong”), see Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements. See also Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for information on divested businesses.

Results of Operations
Consolidated Results

	Three Months Ended March 31,
	2020	2019
	(In millions)
Revenues
Premiums	$9,466	$9,405
Universal life and investment-type product policy fees	1,431	1,365
Net investment income	3,061	4,908
Other revenues	439	494
Net investment gains (losses)	(288)	15
Net derivative gains (losses)	4,201	115
Total revenues	18,310	16,302
Expenses
Policyholder benefits and claims and policyholder dividends	9,314	9,372
Interest credited to policyholder account balances	80	1,961
Capitalization of DAC	(774)	(812)
Amortization of DAC and VOBA	788	624
Amortization of negative VOBA	(10)	(10)
Interest expense on debt	222	234
Other expenses	3,047	3,189
Total expenses	12,667	14,558
Income (loss) before provision for income tax	5,643	1,744
Provision for income tax expense (benefit)	1,242	359
Net income (loss)	4,401	1,385
Less: Net income (loss) attributable to noncontrolling interests	3	4
Net income (loss) attributable to MetLife, Inc.	4,398	1,381
Less: Preferred stock dividends	32	32
Net income (loss) available to MetLife, Inc.’s common shareholders	$4,366	$1,349
Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019
During the three months ended March 31, 2020, net income (loss) increased $3.0 billion from the prior period, primarily driven by a favorable change in net derivative gains (losses).
Management of Investment Portfolio and Hedging Market Risks with Derivatives. We manage our investment portfolio using disciplined asset/liability management (“ALM”) principles, focusing on cash flow and duration to support our current and future liabilities. Our intent is to match the timing and amount of liability cash outflows with invested assets that have cash inflows of comparable timing and amount, while optimizing risk-adjusted net investment income and risk-adjusted total return. Our investment portfolio is heavily weighted toward fixed income investments, with over 80% of our portfolio invested in fixed maturity securities available-for-sale (“AFS”) and mortgage loans. These securities and loans have varying maturities and other characteristics which cause them to be generally well suited for matching the cash flow and duration of insurance liabilities. In addition, our general account investment portfolio includes, within contractholder-directed equity securities and fair value option securities (“FVO Securities”), contractholder-directed equity securities supporting unit-linked variable annuity type liabilities (“Unit-linked investments”), which do not qualify as separate account assets. Returns on these Unit-linked investments, which can vary significantly from period to period, include changes in estimated fair value subsequent to purchase, inure to contractholders and are offset in earnings by a corresponding change in policyholder account balances through interest credited to policyholder account balances.

We purchase investments to support our insurance liabilities and not to generate net investment gains and losses. However, net investment gains and losses are incurred and can change significantly from period to period due to changes in external influences, including changes in market factors such as interest rates, foreign currency exchange rates, credit spreads and equity markets; counterparty specific factors such as financial performance, credit rating and collateral valuation; and internal factors such as portfolio rebalancing. Changes in these factors from period to period can significantly impact the levels of provision for credit loss and impairments on our investment portfolio, as well as realized gains and losses on investments sold.
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
Certain variable annuity products with guaranteed minimum benefits contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value recorded in net derivative gains (losses). We use freestanding derivatives to hedge the market risks inherent in these variable annuity guarantees. We continuously review and refine our strategy and ongoing refinement of the strategy may be required to take advantage of the National Association of Insurance Commissioners (“NAIC”) rules related to a statutory accounting election for derivatives that mitigate interest rate sensitivity related to variable annuity guarantees. Our macro hedge program, included in the non-VA program derivatives section of the table below, protects our overall statutory capital from significant adverse economic conditions. The valuation of these embedded derivatives includes a nonperformance risk adjustment, which is unhedged, and can be a significant driver of net derivative gains (losses) and volatility in earnings, but does not have an economic impact on us.
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

	Three Months Ended March 31,
	2020	2019
	(In millions)
Non-VA program derivatives
Interest rate	$4,218	$427
Foreign currency exchange rate	25	(2)
Credit	(224)	137
Equity	515	(226)
Non-VA embedded derivatives	125	(83)
Total non-VA program derivatives	4,659	253
VA program derivatives
Market risks in embedded derivatives	(1,487)	385
Nonperformance risk adjustment on embedded derivatives	185	(62)
Other risks in embedded derivatives	(245)	(47)
Total embedded derivatives	(1,547)	276
Freestanding derivatives hedging embedded derivatives	1,089	(414)
Total VA program derivatives	(458)	(138)
Net derivative gains (losses)	$4,201	$115

The favorable change in net derivative gains (losses) on non-VA program derivatives was $4.4 billion ($3.5 billion, net of income tax). This was primarily due to long-term U.S. interest rates decreasing more in the current period than in the prior period, favorably impacting interest rate options, receive fixed interest rate swaps and total rate of return swaps. In addition, key equity markets decreasing in the current period versus increasing in the prior period, favorably impacted equity options in our macro hedge program. There was also a change in the value of the underlying assets, favorably impacting non-VA embedded derivatives related to funds withheld on a certain reinsurance agreement. These favorable impacts were partially offset by credit spreads widening in the current period and narrowing in the prior period, unfavorably impacting written credit default swaps used in replications. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the items being hedged.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $320 million ($253 million, net of income tax). This was due to (i) an unfavorable change of $369 million ($292 million, net of income tax) in market risks in embedded derivatives, partially offset by freestanding derivatives hedging market risks in embedded derivatives, and (ii) an unfavorable change of $198 million, ($156 million, net of income tax) in other risks in embedded derivatives. These unfavorable variances were partially offset by a favorable change of $247 million ($195 million, net of income tax) in the nonperformance risk adjustment on embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The aforementioned $369 million ($292 million, net of income tax) unfavorable change reflects a $1.9 billion ($1.5 billion, net of income tax) unfavorable change in market risks in embedded derivatives, partially offset by a $1.5 billion ($1.2 billion, net of income tax) favorable change in freestanding derivatives hedging market risks in embedded derivatives.
The primary changes in market factors are summarized as follows:

•
Long-term U.S. interest rates decreased more in the current period than in the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the 30-year U.S. swap rate decreased 121 basis points in the current period and decreased 26 basis points in the prior period.

•
Changes in foreign currency exchange rates contributed to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives related to the assumed variable annuity guarantees from our former operating joint venture in Japan. For example, the Japanese yen strengthened against the British pound by 7% in the current period and weakened by 3% in the prior period.

•
Key equity index levels decreased in the current period and increased in the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the S&P 500 index decreased 20% in the current period and increased 13% in the prior period.

The aforementioned $198 million ($156 million, net of income tax) unfavorable change in other risks in embedded derivatives reflects actuarial assumption updates and a combination of factors, which include fees deducted from accounts, changes in the benefit base, premiums, lapses, withdrawals and deaths, in addition to changes to cross-effect, basis mismatch, risk margin and fund allocation.
The aforementioned $247 million ($195 million, net of income tax) favorable change in the nonperformance risk adjustment on embedded derivatives resulted from a favorable change of $144 million, before income tax, related to model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, in addition to a favorable change of $103 million, before income tax, related to changes in our own credit spread.
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

Net Investment Gains (Losses). The unfavorable change in net investment gains (losses) of $303 million ($239 million, net of income tax) primarily reflects mark-to-market losses on equity securities in the current period, which are measured at estimated fair value through net income, and a prior period gain on a renewable energy partnership. These unfavorable changes were partially offset by lower impairments on tax credit partnerships and higher foreign currency transaction gains.
Divested Businesses. Income (loss) before provision for income tax related to the divested businesses, excluding net investment gains (losses) and net derivative gains (losses), increased $5 million ($6 million, net of income tax) to income of $5 million ($6 million, net of income tax) in the current period from zero in the prior period. Included in this increase was an increase in total revenues of $56 million, before income tax, and an increase in total expenses of $51 million, before income tax. Divested businesses primarily include activity related to the pending disposition of MetLife Hong Kong.
Taxes. For the three months ended March 31, 2020, our effective tax rate on income (loss) before provision for income tax was 22%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax charges from foreign earnings taxed at different rates than the U.S. statutory rate, partially offset by tax benefits related to non-taxable investment income, tax credits and the finalization of bankruptcy proceedings for a leveraged lease investment. For the three months ended March 31, 2019, our effective tax rate on income (loss) before provision for income tax and the U.S. statutory rate were both 21%. Our effective tax rate included tax benefits primarily related to non-taxable investment income and tax credits, largely offset by tax charges from foreign earnings taxed at different rates than the U.S. statutory rate.
Adjusted Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use adjusted earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of adjusted earnings and other financial measures based on adjusted earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings and other financial measures based on adjusted earnings allow analysis of our performance relative to our business plan and facilitate comparisons to industry results. Adjusted earnings should not be viewed as a substitute for net income (loss). Adjusted earnings available to common shareholders and adjusted earnings available to common shareholders on a constant currency basis should not be viewed as substitutes for net income (loss) available to MetLife, Inc.’s common shareholders. Adjusted earnings available to common shareholders increased $25 million, net of income tax, to $1,449 million, net of income tax, for the three months ended March 31, 2020 from $1,424 million, net of income tax, for the three months ended March 31, 2019.

Reconciliation of net income (loss) to adjusted earnings available to common shareholders and premiums, fees and other revenues to adjusted premiums, fees and other revenues
Three Months Ended March 31, 2020

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$1,053	$867	$(213)	$212	$2,724	$(277)	$4,366
Add: Preferred stock dividends	—	—	—	—	—	32	32
Add: Net income (loss) attributable to noncontrolling interests	—	—	1	1	—	1	3
Net income (loss)	$1,053	$867	$(212)	$213	$2,724	$(244)	$4,401
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(33)	98	(11)	(6)	(112)	(224)	(288)
Net derivative gains (losses)	439	773	(360)	71	3,206	72	4,201
Premiums	—	32	—	—	—	—	32
Universal life and investment-type product policy fees	—	21	(3)	6	22	—	46
Net investment income	(53)	(241)	(53)	(865)	(48)	—	(1,260)
Other revenues	—	—	—	—	—	42	42
Expenses:
Policyholder benefits and claims and policyholder dividends	(12)	(34)	(37)	90	43	(1)	49
Interest credited to policyholder account balances	4	235	40	859	—	—	1,138
Capitalization of DAC	—	3	—	—	—	—	3
Amortization of DAC and VOBA	—	(34)	—	(1)	(14)	—	(49)
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—
Other expenses	—	(14)	—	(2)	—	(50)	(66)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	(72)	(322)	117	(17)	(650)	16	(928)
Adjusted earnings	$780	$350	$95	$78	$277	$(99)	$1,481
Less: Preferred stock dividends						32	32
Adjusted earnings available to common shareholders						$(131)	$1,449

Premiums, fees and other revenues	$6,189	$2,133	$918	$703	$1,255	$138	$11,336
Less: adjustments to premiums, fees and other revenues	—	53	(3)	6	22	42	120
Adjusted premiums, fees and other revenues	$6,189	$2,080	$921	$697	$1,233	$96	$11,216

Three Months Ended March 31, 2019

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$756	$455	$160	$78	$120	$(220)	$1,349
Add: Preferred stock dividends	—	—	—	—	—	32	32
Add: Net income (loss) attributable to noncontrolling interests	—	—	2	1	—	1	4
Net income (loss)	$756	$455	$162	$79	$120	$(187)	$1,385
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(37)	7	31	(11)	24	1	15
Net derivative gains (losses)	137	165	75	(11)	(220)	(31)	115
Premiums	—	—	—	—	—	—	—
Universal life and investment-type product policy fees	—	1	—	4	22	—	27
Net investment income	(56)	113	9	590	(32)	3	627
Other revenues	—	2	—	—	—	68	70
Expenses:
Policyholder benefits and claims and policyholder dividends	(6)	—	(69)	21	(77)	—	(131)
Interest credited to policyholder account balances	3	(133)	(19)	(564)	—	—	(713)
Capitalization of DAC	—	—	—	—	—	—	—
Amortization of DAC and VOBA	—	(4)	—	1	34	—	31
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—
Other expenses	—	(1)	3	(21)	—	(69)	(88)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	(9)	(51)	(2)	(16)	52	2	(24)
Adjusted earnings	$724	$356	$134	$86	$317	$(161)	$1,456
Less: Preferred stock dividends						32	32
Adjusted earnings available to common shareholders						$(193)	$1,424

Adjusted earnings available to common shareholders on a constant currency basis (1)	$724	$350	$118	$83	$317	$(193)	$1,399

Premiums, fees and other revenues	$6,058	$2,124	$942	$663	$1,290	$187	$11,264
Less: adjustments to premiums, fees and other revenues	—	3	—	4	22	68	97
Adjusted premiums, fees and other revenues	$6,058	$2,121	$942	$659	$1,268	$119	$11,167

Adjusted premiums, fees and other revenues on a constant currency basis (1)	$6,058	$2,117	$854	$646	$1,268	$119	$11,062
__________________

(1)	Amounts for U.S., MetLife Holdings and Corporate & Other are shown on a reported basis, as constant currency impact is not significant.

Consolidated Results —Adjusted Earnings
Business Overview. Adjusted premiums, fees and other revenues for the three months ended March 31, 2020 increased $49 million, or less than 1%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $154 million, or 1%, compared to the prior period, primarily due to increases in our U.S., Latin America and EMEA segments, partially offset by declines in our Asia and MetLife Holdings segments. The improvement in our U.S. segment was primarily driven by an increase in our Group Benefits business, partially offset by a decrease in our Retirement and Income Solutions (“RIS”) business. The increase in our Latin America segment was mainly driven by Mexico, Chile and Brazil. The increase in our EMEA segment was due to growth across the region. The decline in our Asia segment was primarily due to the pending disposition of MetLife Hong Kong. Our MetLife Holdings segment consists of operations relating to products and businesses, previously included in our former retail business, that we no longer actively market in the United States. We anticipate an average decline in premiums, fees and other revenues of approximately 5% per year in our MetLife Holdings segment from expected business run-off.
Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the increase in adjusted earnings were higher net investment income due to a larger asset base, a decrease in expenses, including interest credited expenses, and higher asset-based fees, partially offset by lower investment yields, higher DAC amortization and unfavorable underwriting experience.
Foreign Currency. Changes in foreign currency exchange rates had a $25 million negative impact on adjusted earnings for the first quarter of 2020 compared to the prior period. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. We benefited from positive net flows from many of our businesses, which increased our invested asset base. Growth in the investment portfolios of our Asia and U.S. segments resulted in higher net investment income. However, consistent with the growth in average invested assets, interest credited expenses on certain insurance-related liabilities increased. Higher premiums, fees and other revenues, net of associated policyholder benefits, in our U.S. and EMEA segments was offset by lower fee income in our MetLife Holdings segment. An increase in expenses was primarily due to the 2020 reinstatement of the annual health insurer fee under the Patient Protection and Affordable Care Act (“PPACA”). The combined impact of the items affecting our business growth, partially offset by higher DAC amortization, resulted in an $81 million increase in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Excluding the impact of changes in foreign currency exchange rates on net investment income in our non-U.S. segments and changes in inflation rates on our inflation-indexed investments, investment yields decreased. Investment yields were negatively affected by lower returns on FVO Securities, and lower yields on fixed income securities and mortgage loans. These decreases were partially offset by higher returns on private equity funds and real estate investments, and higher income from derivatives. Net investment income also declined as a result of the pending disposition of MetLife Hong Kong. The impact of interest rate fluctuations resulted in a decrease in our average interest credited rates on deposit-type and long-duration liabilities, which drove a net decrease in interest credited expenses. The changes in market factors discussed above and the pending disposition of MetLife Hong Kong resulted in a $60 million decrease in adjusted earnings.
Underwriting and Other Insurance Adjustments. Unfavorable underwriting resulted in a $52 million decrease in adjusted earnings, primarily as a result of unfavorable mortality in our U.S. and MetLife Holdings segments, higher claims and lapses in our Asia segment and unfavorable morbidity in our EMEA segment. These unfavorable results were partially offset by favorable morbidity in our MetLife Holdings segment, favorable claims experience in our U.S. segment and favorable mortality in our Latin America segment. Refinements to DAC and certain insurance-related liabilities in both periods resulted in a $18 million decrease in adjusted earnings, primarily in our EMEA segment.
Interest Expense on Debt. Interest expense on debt decreased $9 million, primarily due to the cancellation and repurchase of certain senior notes in 2019, partially offset by the issuance of senior notes in both periods at lower interest rates.
Expenses. Expenses decreased compared to the prior period, which resulted in a $60 million increase in adjusted earnings, primarily due to declines in costs associated with corporate initiatives and projects and lower employee-related costs, partially offset by higher interest expense on tax positions due to prior period audit settlements.

Taxes. For the three months ended March 31, 2020, our effective tax rate on adjusted earnings was 18%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax benefits from non-taxable investment income, tax credits and the finalization of bankruptcy proceedings for a leveraged lease investment, partially offset by tax charges from foreign earnings taxed at different rates than the U.S. statutory rate. For the three months ended March 31, 2019, our effective tax rate on adjusted earnings was 19%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax benefits from non-taxable investment income and tax credits, partially offset by tax charges from foreign earnings taxed at different rates than the U.S. statutory rate.

Segment Results and Corporate & Other
U.S.
Business Overview. Adjusted premiums, fees and other revenues for the three months ended March 31, 2020 increased $131 million, or 2%, compared to the prior period, attributable to growth in our Group Benefits and Property & Casualty businesses, partially offset by lower premiums in our RIS business. The increase in Group Benefits was primarily driven by improvements in both core and voluntary products. Growth in core products was driven by increases in the group life, group disability and dental businesses. Growth in voluntary products increased across the segment, driven by the impact of new sales and growth in membership in our accident & health and legal plans businesses. The increase in Property & Casualty was driven by the impact of pricing actions in the both the auto and home businesses, partially offset by a decrease in exposures in both the auto and home businesses. The decrease in RIS was mainly driven by declines in the structured settlement and income annuity businesses due to market conditions. Changes in RIS premiums are mostly offset by a corresponding change in policyholder benefits.
Growth in RIS’s stable value and capital market investments businesses drove an increase in policyholder account balances, resulting in higher fees and interest margins.

	Three Months Ended March 31,
	2020	2019
	(In millions)
Adjusted revenues
Premiums	$5,674	$5,567
Universal life and investment-type product policy fees	275	270
Net investment income	1,766	1,719
Other revenues	240	221
Total adjusted revenues	7,955	7,777
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	5,435	5,373
Interest credited to policyholder account balances	458	501
Capitalization of DAC	(112)	(114)
Amortization of DAC and VOBA	119	114
Interest expense on debt	2	2
Other expenses	1,066	993
Total adjusted expenses	6,968	6,869
Provision for income tax expense (benefit)	207	184
Adjusted earnings	$780	$724

Adjusted premiums, fees and other revenues	$6,189	$6,058
Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. The impact of positive flows from pension risk transfer transactions in 2019, funding agreement issuances and structured settlements resulted in higher average invested assets, improving net investment income. However, consistent with the growth in average invested assets, interest credited expenses on long-duration liabilities increased. Higher volume-related, premium tax and direct expenses, driven by business growth, were partially offset by lower employee-related expenses. This net increase in expenses, coupled with the increase due to the 2020 reinstatement of the annual health insurer fee under the PPACA, was more than offset by a corresponding increase in premiums, fees and other revenues. The combined impact of the items affecting our business growth increased adjusted earnings by $23 million.

Market Factors. Market factors, including interest rate levels, variability in equity market returns and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased, primarily due to lower yields on fixed income securities and mortgage loans. These decreases were partially offset by higher returns on private equity funds. The impact of interest rate fluctuations resulted in a decrease in our average interest credited rates on deposit-type and long-duration liabilities, which drove a net decrease in interest credited expenses. The changes in market factors discussed above resulted in a $53 million increase in adjusted earnings.
Underwriting. Less favorable mortality, driven by claims experience in our term life business, primarily due to lower incidence in the prior period, drove a decrease in adjusted earnings of $42 million. Favorable claims experience and the impact of growth in our Group Benefits business resulted in an $11 million increase in adjusted earnings. The increase was primarily driven by (i) favorable claims experience in our group disability business and (ii) the impact of growth and favorable claims experience in our accident & health and critical illness businesses, partially offset by less favorable individual disability and dental results. Mortality in our RIS business was flat, with favorable mortality in our pension risk transfer business offset by less favorable results in our specialized benefit resource business. In our Property & Casualty business, adjusted earnings increased slightly as a result of lower non-catastrophe claims costs, mostly offset by adverse prior period development. Non-catastrophe claims costs declined as a result of lower frequencies primarily in our auto business, partially offset by higher severity.
Asia
Business Overview. Adjusted premiums, fees and other revenues for the three months ended March 31, 2020 decreased $41 million, or 2%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, decreased $37 million, or 2%, compared to the prior period, mainly due to the pending disposition of MetLife Hong Kong and a decrease in premiums from yen-denominated life products, partially offset by growth in accident & health and foreign currency-denominated life products in Japan, as well as business growth in other markets.

	Three Months Ended March 31,
	2020	2019
	(In millions)
Adjusted revenues
Premiums	$1,636	$1,699
Universal life and investment-type product policy fees	430	406
Net investment income	937	880
Other revenues	14	16
Total adjusted revenues	3,017	3,001
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	1,321	1,319
Interest credited to policyholder account balances	445	403
Capitalization of DAC	(421)	(479)
Amortization of DAC and VOBA	315	307
Amortization of negative VOBA	(8)	(9)
Other expenses	874	955
Total adjusted expenses	2,526	2,496
Provision for income tax expense (benefit)	141	149
Adjusted earnings	$350	$356

Adjusted earnings on a constant currency basis	$350	$350

Adjusted premiums, fees and other revenues	$2,080	$2,121
Adjusted premiums, fees and other revenues on a constant currency basis	$2,080	$2,117

Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $6 million for the first quarter of 2020 compared to the prior period, primarily due to the weakening of the Australian dollar and Korean won against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Positive net flows in Japan and Korea resulted in higher average invested assets, which improved net investment income. The increase in net investment income was partially offset by a corresponding increase in interest credited expenses on certain insurance liabilities. Asia’s premiums, fees and other revenues decreased compared to the prior period as discussed above; however, this was more than offset by a related decline in policyholder benefits which resulted in a slight increase to adjusted earnings. The combined impact of the items affecting our business growth improved adjusted earnings by $50 million.
Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields were favorably impacted by higher derivative income, and higher returns from hedge funds and real estate investments. These increases were partially offset by lower yields on fixed income securities supporting U.S. dollar-denominated and, to a lesser extent, Japanese yen-denominated products, both sold in Japan. The decrease in net investment income due to the pending disposition of MetLife Hong Kong more than offset the increase in investment yields. The changes in market factors and the pending disposition of MetLife Hong Kong discussed above decreased adjusted earnings by $17 million.
Underwriting and Other Insurance Adjustments. Higher claims in Japan and lapses in Korea decreased adjusted earnings by $24 million. Refinements to certain insurance liabilities and other liabilities in both periods resulted in a $4 million decrease in adjusted earnings.
Expenses. Corporate overhead expenses increased as compared to the prior period, which reduced adjusted earnings by $5 million.

Latin America
Business Overview. Adjusted premiums, fees and other revenues for the three months ended March 31, 2020 decreased $21 million, or 2%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $67 million, or 8%, compared to the prior period, mainly driven by higher major medical sales and universal life fee growth in Mexico, improved market participation for accident & health products in Chile and increased retirement product sales in Brazil.

	Three Months Ended March 31,
	2020	2019
	(In millions)
Adjusted revenues
Premiums	$640	$646
Universal life and investment-type product policy fees	270	284
Net investment income	218	296
Other revenues	11	12
Total adjusted revenues	1,139	1,238
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	610	597
Interest credited to policyholder account balances	70	94
Capitalization of DAC	(100)	(94)
Amortization of DAC and VOBA	74	78
Interest expense on debt	1	1
Other expenses	345	366
Total adjusted expenses	1,000	1,042
Provision for income tax expense (benefit)	44	62
Adjusted earnings	$95	$134

Adjusted earnings on a constant currency basis	$95	$118

Adjusted premiums, fees and other revenues	$921	$942
Adjusted premiums, fees and other revenues on a constant currency basis	$921	$854
Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $16 million for the first quarter of 2020 compared to the prior period, mainly due to the weakening of the Chilean and Mexican pesos against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Latin America experienced growth across several lines of business, primarily within Mexico and Chile. This growth resulted in increased premiums and policy fee income, which was largely offset by related changes in policyholder benefits. Positive net flows, primarily from Chile and Argentina, partially offset by Mexico, resulted in an increase in average invested assets and generated slightly higher net investment income. Although business growth drove an increase in commissions, this was more than offset by higher DAC capitalization and decreases in interest credited expense on certain insurance liabilities and other variable expenses. The combined impact of the items affecting business growth, partially offset by higher DAC amortization, increased adjusted earnings by $3 million.
Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased, driven by lower yields on FVO Securities, due to the unfavorable impact of equity markets on our Chilean encaje, as well as lower returns on derivatives in Chile and Mexico. These decreases in investment yields were partially offset by higher yields on fixed income securities and higher returns in other investments, both in Chile, as well as a decrease in interest credited expense. The changes in market factors discussed above decreased adjusted earnings by $39 million.

Underwriting and Other Insurance Adjustments. Favorable underwriting resulted in a $9 million increase to adjusted earnings primarily driven by lower claims experience in Mexico and Chile. Refinements to certain insurance liabilities and other adjustments in both periods, in Chile and Brazil, resulted in a slight increase to adjusted earnings.
Expenses and Taxes. A slight increase in expenses was primarily driven by higher legal charges and various other expenses. Tax-related adjustments in both periods resulted in a net increase in adjusted earnings of $4 million.
EMEA
Business Overview. Adjusted premiums, fees and other revenues for the three months ended March 31, 2020 increased $38 million, or 6%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $51 million, or 8%, compared to the prior period due to growth across the region, mainly in our credit life business in Turkey, our variable life business in the Gulf and our employee benefits business in Egypt.

	Three Months Ended March 31,
	2020	2019
	(In millions)
Adjusted revenues
Premiums	$568	$542
Universal life and investment-type product policy fees	116	103
Net investment income	69	74
Other revenues	13	14
Total adjusted revenues	766	733
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	310	284
Interest credited to policyholder account balances	27	24
Capitalization of DAC	(130)	(117)
Amortization of DAC and VOBA	130	92
Amortization of negative VOBA	(2)	(1)
Other expenses	332	338
Total adjusted expenses	667	620
Provision for income tax expense (benefit)	21	27
Adjusted earnings	$78	$86

Adjusted earnings on a constant currency basis	$78	$83

Adjusted premiums, fees and other revenues	$697	$659
Adjusted premiums, fees and other revenues on a constant currency basis	$697	$646
Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $3 million for the first quarter of 2020 as compared to the prior period, primarily driven by the strengthening of the U.S. dollar against the Turkish lira, the euro and the Polish zloty. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Growth from our credit life business in Turkey and our variable life business in the Gulf increased adjusted earnings by $10 million.
Market factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results. DAC amortization increased in our variable life businesses. In addition, investment yields were lower in Turkey, Ukraine and several European markets. The changes in market factors discussed above resulted in a $15 million decrease in adjusted earnings.

Underwriting and Other Insurance Adjustments. Adjusted earnings decreased by $9 million as a result of unfavorable underwriting experience in (i) our ordinary life business in the Gulf, France and Portugal, (ii) our credit life business in Turkey, and (iii) our accident & health business in Greece, partially offset by favorable experience in our employee benefits business in the United Kingdom (“U.K.”). Refinements to certain insurance-related assets and liabilities in both periods resulted in a $19 million decrease in adjusted earnings due to increased amortization of DAC and VOBA in our variable life business, as well as prior period refinements to certain liabilities in our life business in Czech Republic.
Expenses and Taxes. Adjusted earnings increased by $24 million, mainly driven by lower compensation-related expenses, lower costs associated with enterprise-wide initiatives and various other expense decreases. Adjusted earnings increased by $4 million primarily due to the prior period revision to a tax asset in Greece.
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

	Three Months Ended March 31,
	2020	2019
	(In millions)
Adjusted revenues
Premiums	$904	$927
Universal life and investment-type product policy fees	294	274
Net investment income	1,315	1,287
Other revenues	35	67
Total adjusted revenues	2,548	2,555
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	1,661	1,648
Interest credited to policyholder account balances	218	226
Capitalization of DAC	(5)	(6)
Amortization of DAC and VOBA	100	63
Interest expense on debt	2	2
Other expenses	228	227
Total adjusted expenses	2,204	2,160
Provision for income tax expense (benefit)	67	78
Adjusted earnings	$277	$317

Adjusted premiums, fees and other revenues	$1,233	$1,268
Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. Negative net flows from our deferred annuities business resulted in lower fee income. This decrease was slightly offset by higher net investment income, resulting from a higher invested asset base. The higher invested asset base was primarily the result of positive net flows in our long-term care business. The combined impact of the items affecting our business growth resulted in a $25 million decrease in adjusted earnings.

Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields increased primarily due to higher returns on private equity funds, partially offset by lower yields on fixed income securities. In our deferred annuity business, higher equity returns drove an increase in asset-based fee income, increasing adjusted earnings. These favorable earnings impacts were more than offset by higher costs associated with our variable annuity guaranteed minimum death benefits (“GMDBs”) and DAC amortization. The changes in market factors discussed above resulted in a $16 million decrease in adjusted earnings.
Underwriting and Other Insurance Adjustments. Favorable underwriting in our long-term care business was largely offset by less favorable underwriting in our universal life and traditional life businesses. Run-off of our closed block, as well as a reduction in our dividend scale as a result of the sustained low interest rate environment, contributed to lower dividend expense and resulted in a slight increase in adjusted earnings. The impact of this dividend action was more than offset by lower net investment income.
Corporate & Other

	Three Months Ended March 31,
	2020	2019
	(In millions)
Adjusted revenues
Premiums	$12	$24
Universal life and investment-type product policy fees	—	1
Net investment income	16	25
Other revenues	84	94
Total adjusted revenues	112	144
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	26	20
Capitalization of DAC	(3)	(2)
Amortization of DAC and VOBA	1	1
Interest expense on debt	217	229
Other expenses	136	222
Total adjusted expenses	377	470
Provision for income tax expense (benefit)	(166)	(165)
Adjusted earnings	(99)	(161)
Less: Preferred stock dividends	32	32
Adjusted earnings available to common shareholders	$(131)	$(193)

Adjusted premiums, fees and other revenues	$96	$119

The table below presents adjusted earnings available to common shareholders by source:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Business activities	$18	$13
Net investment income	17	29
Interest expense on debt	(229)	(239)
Corporate initiatives and projects	(31)	(100)
Other	(40)	(29)
Provision for income tax (expense) benefit and other tax-related items	166	165
Preferred stock dividends	(32)	(32)
Adjusted earnings available to common shareholders	$(131)	$(193)
Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Activities. Adjusted earnings from business activities increased $4 million. This was primarily related to improved results from certain of our businesses.
Net Investment Income. Variability in equity market results decreased returns on our equity sensitive investments. In addition, decreased income on fixed income securities negatively impacted net investment income. These decreases were partially offset by the favorable impact of higher returns on private equities and real estate investments, resulting in a decrease of $9 million in net investment income.
Interest Expense on Debt. Interest expense on debt decreased by $8 million, primarily due to the cancellation and repurchase of certain senior notes in 2019, partially offset by the issuance of senior notes in both periods at lower interest rates.
Corporate Initiatives and Projects. Adjusted earnings increased $55 million due to lower expenses associated with corporate initiatives and projects, primarily due to prior period costs related to our unit cost initiative.
Provision for Income Tax (Expense) Benefit and Other Tax-Related Items. A favorable change in Corporate & Other’s effective tax rate was primarily due to the finalization of bankruptcy proceedings for a leveraged lease investment, partially offset by lower utilization of tax preferenced items, which include non-taxable investment income and tax credits, taxes on stock compensation and foreign earnings taxed at different rates than the U.S. statutory rate.
Other. Adjusted earnings decreased $9 million, primarily as a result of higher interest expenses on tax positions due to prior period audit settlements, lower earnings related to reinsurance activity and higher legal expenses, partially offset by lower employee-related costs, as well as decreases in certain corporate-related expenses.

Investments
Investment Risks
Our primary investment objective is to optimize, net of income tax, risk-adjusted net investment income and risk-adjusted total return while ensuring that assets and liabilities are managed on a cash flow and duration basis. The Investments Department, led by the Chief Investment Officer, manages investment risks using a risk control framework comprised of policies, procedures and limits. The Investment Risk Committee and Asset-Liability Steering Committee review and monitors investment risk limits and tolerances. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Investment Risks” included in the 2019 Annual Report for an explanation of investment risks and our risk control framework.
Current Environment
As a global insurance company, we continue to be impacted by the changing global financial and economic environment, the fiscal and monetary policy of central banks around the world and government measures. The COVID-19 Pandemic has had a major impact on the global economy and financial markets and has caused significant volatility in the global equity, credit and real estate markets. See “— Industry Trends — Financial and Economic Environment.”
Governments and central banks around the world are responding to the COVID-19 Pandemic with unprecedented fiscal and monetary policies, which are expected to have significant and ongoing effects on financial markets and the global economy. These policy responses include fiscal and monetary stimulus measures, including, but not limited to, financial assistance, liquidity programs, new financing facilities and reductions in the level of interest rates to near zero, zero and in some markets, negative. As time progresses we will know more about the efficacy of these policies and what they may mean for the outlook for the global economy and financial markets, but currently there are too many factors, to reliably estimate the duration and severity of the impact of the COVID-19 Pandemic to adequately determine its impacts on our business operations, investment portfolio and derivatives.
As a result of the impact of the COVID-19 Pandemic on the global economy and the markets, in the first quarter of 2020 there was an economic slowdown and significant volatility in the financial markets, including, liquidity driven price dislocation and credit spread widening. As a result, in the first quarter of 2020, the value of certain investments within our portfolio decreased, however, some of those effects were mitigated by an increase in the value of certain freestanding derivatives that hedge such market risks. These conditions may persist for some time and may continue to impact pricing levels of risk-bearing investments, as well as our business operations, investment portfolio and derivatives.

Selected Country and Sector Investments
Selected Country: We have a market presence in numerous countries and, therefore, our investment portfolio, which supports our insurance operations and related policyholder liabilities, as well as our global portfolio diversification objectives, is exposed to risks posed by local political and economic conditions, as well as those resulting from the COVID-19 Pandemic. Our investment portfolio in the following Non-U.S. countries are currently the most affected by these conditions. The following table presents a summary of selected country fixed maturity securities AFS, at estimated fair value. The information below is presented on a “country of risk basis” (e.g. where the issuer primarily conducts business). Sovereign includes government and agency.

	Selected Country Fixed Maturity Securities AFS at March 31, 2020
	Sovereign	Financial Services	Non-Financial Services	Structured	Total (1)
	(Dollars in millions)
United Kingdom	$25	$4,841	$11,193	$117	$16,176
Mexico	2,245	879	1,902	54	5,080
China	351	5	425	—	781
Italy	38	73	542	—	653
Hong Kong SAR	67	32	277	—	376
Turkey	187	1	36	20	244
Argentina	164	2	16	—	182
Lebanon	4	—	—	—	4
Total	$3,081	$5,833	$14,391	$191	$23,496
Investment grade %	88.5%	98.4%	94.0%	83.2%	94.3%
__________________

(1)
The par value, amortized cost net of ACL, and estimated fair value net of purchased credit default swaps of these selected country fixed maturity securities AFS was $22.8 billion, $23.9 billion and $23.2 billion, respectively, at March 31, 2020. The notional value and estimated fair value of the purchased credit default swaps was $343 million and $17 million, respectively, at March 31, 2020. The sovereign securities amounts for Argentina and Lebanon are net of ACL of $123 million and $13 million, respectively, at March 31, 2020. See “— Investment Allowance for Credit Loss and Impairments - Overview.”

Selected Sectors: As a result of current economic conditions including the effects on the global economy and financial markets from the COVID-19 Pandemic, certain sectors of our investment portfolio experienced stress during the first quarter of 2020. Our fixed maturities securities AFS exposure to stressed sectors is summarized below:

	Selected Sectors at March 31, 2020
Sectors	Book Value (1)	Investment Grade %	% of Total Investments
	(Dollars in millions)
Energy	$8,696	85%	1.7%
Airports	3,489	93%	0.7%
Airlines	556	78%	0.1%
Cruise Lines / Leisure	504	86%	0.1%
Restaurants	415	89%	0.1%
Lodging	307	77%	0.1%
Fixed Maturity Securities AFS Exposure to Stressed Sectors (2)	$13,967		2.8%
Total Investments (3)	$507,205
_________

(1)	Fixed maturity securities AFS at amortized cost, net of ACL.

(2)	The estimated fair value of these fixed maturity securities AFS was $13.0 billion at March 31, 2020.

(3)	Represents total cash, cash equivalents and invested assets.
We maintain a diversified energy sector fixed maturity securities AFS portfolio across sub-sectors and issuers. This portfolio is primarily invested in higher quality, highly rated investment grade securities and is defensively positioned in sub-sectors which are less impacted by low oil prices. During the three months ended March 31, 2020, we reduced our exposure to such securities by 5%. Through our energy sector securities, we have exposure to the volatility in, and current low level of oil prices, largely as a result of the COVID-19 Pandemic. As a result, this securities portfolio decreased in value during the first quarter of 2020, from an unrealized gain at December 31, 2019 of $849 million to an unrealized loss of $892 million at March 31, 2020.
In addition to the above information, we have included additional disclosures later in this section for asset types within our investment portfolio that may be impacted by the COVID-19 Pandemic, including fixed maturity securities AFS, including below investment grade securities and structured products, equity securities, Unit-linked investments, FVO Securities, mortgage loans, real estate and real estate joint ventures, private equity funds and hedge funds.
We manage direct and indirect investment exposure in the selected countries, sectors and asset types through fundamental analysis and we continually monitor and adjust our level of investment exposure.
Investment Allowance for Credit Loss and Impairments - Overview
On January 1, 2020, we adopted the new expected credit loss guidance. See “— Summary of Critical Accounting Estimates — Investment Allowance for Credit Loss and Impairments” and “— Industry Trends — Financial and Economic Environment.” For our mortgage loans and leveraged and direct financing leases, this new guidance requires that we incorporate the impact of both current and forecasted economic conditions and estimate lifetime expected credit loss in determining the ACL. Upon adoption of this new guidance, our ACL reflected the then current and forecasted economic conditions and our estimate of lifetime expected credit loss. We incorporated changes for the effects of the COVID-19 Pandemic into our economic forecast, using available information at that time, to reflect our best estimate, in determining the level of our ACL for mortgage loans and leveraged and direct financing leases at March 31, 2020.
Upon adoption of the new expected credit loss guidance, we increased our mortgage loan and lease ACL and liability for unfunded mortgage loan commitments by $141 million, or 40%. During the three months ended March 31, 2020, we increased our mortgage loan and lease ACL and liability for unfunded mortgage loan commitments by $39 million. Our mortgage loan and lease ACL and liability for unfunded mortgage loan commitments totaled $530 million at March 31, 2020, an increase of 50% from December 31, 2019.
During the three months ended March 31, 2020, we recorded an ACL for our fixed maturity securities AFS of $187 million. As a result, our total investments-related ACL and liability for unfunded mortgage loan commitments totaled $717 million at March 31, 2020. During the three months ended March 31, 2020, we recorded a charge for provisions for credit loss and impairments of $267 million.
The determination of the amount of our ACL and impairments on our investment portfolio is highly subjective. Our ACL is revised as conditions change and new information becomes available. Provisions for credit loss and impairments recognized in future quarters on our investment portfolio will depend primarily on future economic fundamentals, including the evolving impact of the COVID-19 Pandemic, performance of our issuers, borrowers, tenants and lessees, changes in credit ratings, collateral valuation, and changes in estimated fair value. In upcoming periods, if there are adverse changes in the above factors, provisions for credit loss and impairments may be recorded, as well as changes in the ACL for which a provision for credit loss was previously recorded.
Investment Outlook
Our investment outlook can be affected by known and unknown risks and other uncertainties, such as those posed by the COVID-19 Pandemic. Due to the evolving and highly uncertain nature of the COVID-19 Pandemic and the economic slowdown and significant volatility in the equity, credit and real estate markets, we are continually reviewing our assumptions, implementing plans and taking precautions. As we obtain more information regarding the effect of the COVID-19 Pandemic, the effect and efficacy of efforts taken to respond to it, and the impact of these events on our investment portfolio and derivatives, we may revise our outlook.

We anticipate that the current low interest rate environment and the significant volatility in the equity, credit and real estate markets will continue in 2020, and potentially longer. We expect these market-related effects to have an impact across our investment portfolio, including but not limited to, fixed maturity securities AFS, including below investment grade securities and structured products, equity securities, Unit-linked investments, FVO Securities, mortgage loans, real estate and real estate joint ventures, private equity funds and hedge funds. These conditions could continue to impact our level of net investment income and the related yields, net investment gains (losses), net derivative gains (losses), level of unrealized gains (losses) and level of ACL, as well as our level of investment in lower yielding cash equivalents, short-term investments and government securities. See “— Executive Summary — Consolidated Company Outlook.”
In light of the current market conditions, including the effects of the COVID-19 Pandemic, cash flows will be invested prudently in appropriate assets over time in accordance with our ALM discipline. However, in light of uncertain global economic conditions and the impacts on the global financial markets, we may maintain a slightly higher than normal level of short-term liquidity. Net investment income may be adversely affected if the reinvestment process occurs over an extended period due to challenging market conditions or asset availability.
Investment Portfolio Results
The reconciliation of net investment income under GAAP to net investment income, as reported on an adjusted earnings basis, is presented below.

	For the Three Months Ended March 31,
	2020	2019
	(In millions)
Net investment income — GAAP basis	$3,061	$4,908
Investment hedge adjustments	138	105
Unit-linked contract income	1,140	(736)
Other	(18)	4
Net investment income, as reported on an adjusted basis (1)	$4,321	$4,281
__________________

(1)
See “Financial Measures and Segment Accounting Policies” in Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for a discussion of the adjustments made to net investment income under GAAP in calculating net investment income, as reported on an adjusted basis.

The following yield table presentation is consistent with how we measure our investment performance for management purposes, and we believe it enhances understanding of our investment portfolio results.

	For the Three Months Ended March 31,
	2020		2019
	Yield % (1)	Amount	Yield % (1)	Amount
	(Dollars in millions)
Fixed maturity securities AFS (2), (3)	3.82%	$2,739	4.23%	$2,902
Mortgage loans (3)	4.37%	884	4.73%	912
Real estate and real estate joint ventures	2.95%	81	2.04%	50
Policy loans	5.23%	126	5.28%	128
Equity securities	5.43%	14	5.43%	16
Other limited partnership interests	16.22%	323	7.59%	127
Cash and short-term investments	1.73%	44	3.08%	79
Other invested assets		266		203
Investment income	4.30%	4,477	4.44%	4,417
Investment fees and expenses	(0.13)%	(134)	(0.14)%	(136)
Net investment income including divested businesses (4)	4.17%	4,343	4.30%	4,281
Less: net investment income from divested businesses (4)		22		—
Net investment income, as reported on an adjusted basis		$4,321		$4,281
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

(2)	Investment income from fixed maturity securities AFS includes amounts from FVO Securities of ($78) million and $55 million for the three months ended March 31, 2020 and 2019, respectively.

(3)	Investment income from fixed maturity securities AFS and mortgage loans includes prepayment fees.

(4)	See “Financial Measures and Segment Accounting Policies” in Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for discussion of divested businesses.
See “— Results of Operations — Consolidated Results — Adjusted Earnings” for an analysis of the period over period changes in investment portfolio results.
Fixed Maturity Securities AFS and Equity Securities
The following table presents fixed maturity securities AFS and equity securities by type (public or private) and information about perpetual and redeemable securities held at:

	March 31, 2020		December 31, 2019
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities AFS
Publicly-traded	$268,666	82.2%	$267,617	81.6%
Privately-placed	58,019	17.8	60,203	18.4
Total fixed maturity securities AFS	$326,685	100.0%	$327,820	100.0%
Percentage of cash and invested assets	64.4%		66.8%
Equity securities
Publicly-traded	$860	81.9%	$1,156	86.1%
Privately-held	190	18.1	186	13.9
Total equity securities	$1,050	100.0%	$1,342	100.0%
Percentage of cash and invested assets	0.2%		0.3%
Perpetual and redeemable securities
Perpetual securities included within fixed maturity securities AFS and equity securities	$335		$363
Redeemable preferred stock with a stated maturity included within fixed maturity securities AFS	$513		$960
Included within fixed maturity securities AFS are structured securities including residential mortgage-backed securities (“RMBS”), asset-backed securities (“ABS”) and commercial mortgage-backed securities (“CMBS”) (collectively, “Structured Products”).
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

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity Securities AFS and Equity Securities — Valuation of Securities” included in the 2019 Annual Report for further information on the processes used to value securities and the related controls.
In the first quarter of 2020, the COVID-19 Pandemic contributed to financial market volatility, credit spread widening, and equity market declines. As a result, in the first quarter of 2020, the net unrealized gain on our fixed maturity securities AFS decreased $5.9 billion, from $30.1 billion at December 31, 2019 to $24.2 billion at March 31, 2020, partially offset by the increase in the value of certain freestanding derivatives that hedge market risks. In addition, in the first quarter of 2020, the value of our equity securities decreased, resulting in a mark-to-market loss of $292 million in net investment gains (losses), as the change in estimated fair value on these securities is recorded in net income.
Fair Value of Fixed Maturity Securities AFS and Equity Securities
Fixed maturity securities AFS and equity securities measured at estimated fair value on a recurring basis and their corresponding fair value pricing sources are as follows:

	March 31, 2020
	Fixed Maturity Securities AFS		Equity Securities
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$21,221	6.5%	$547	52.1%
Level 2
Independent pricing sources	280,578	85.8	77	7.4
Internal matrix pricing or discounted cash flow techniques	959	0.3	54	5.1
Significant other observable inputs	281,537	86.1	131	12.5
Level 3
Independent pricing sources	20,475	6.3	243	23.1
Internal matrix pricing or discounted cash flow techniques	2,948	0.9	128	12.2
Independent broker quotations	504	0.2	1	0.1
Significant unobservable inputs	23,927	7.4	372	35.4
Total estimated fair value	$326,685	100.0%	$1,050	100.0%
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for the fixed maturity securities AFS and equity securities fair value hierarchy.
The majority of the Level 3 fixed maturity securities AFS and equity securities were concentrated in three sectors at March 31, 2020: foreign corporate securities, U.S. corporate securities and RMBS. During the three months ended March 31, 2020, Level 3 fixed maturity securities AFS increased by $5.1 billion, or 27%. The increase was driven by purchases in excess of sales, transfers into Level 3 in excess of transfers out of Level 3 and by an increase in estimated fair value recognized in other comprehensive income (loss) (“OCI”). The increase in transfers into Level 3, in part, was from current market conditions including decreased liquidity, decreased transparency of valuations and an increased use of unobservable inputs, principally for U.S. and foreign corporate securities.
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for a rollforward of the fair value measurements for securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs; transfers into and/or out of Level 3; and further information about the valuation approaches and inputs by level by major classes of invested assets that affect the amounts reported above. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity Securities AFS and Equity Securities — Valuation of Securities” included in the 2019 Annual Report for further information on the estimates and assumptions that affect the amounts reported above.
Fixed Maturity Securities AFS
See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information about fixed maturity securities AFS by sector, contractual maturities and continuous gross unrealized losses.

Fixed Maturity Securities AFS Credit Quality — Ratings
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity Securities AFS and Equity Securities — Fixed Maturity Securities AFS Credit Quality — Ratings” included in the 2019 Annual Report for a discussion of the credit quality ratings assigned by Nationally Recognized Statistical Rating Organizations (“NRSRO”), credit quality designations assigned by and methodologies used by the Securities Valuation Office of the NAIC for fixed maturity securities AFS and the revised methodologies adopted by the NAIC for certain Structured Products.
The following table presents total fixed maturity securities AFS by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for non-agency RMBS and CMBS, which are presented using the revised NAIC methodologies, as well as the percentage, based on estimated fair value that each NAIC designation is comprised. NRSRO ratings are as of the dates shown below. Over time, credit ratings can migrate, up or down, through the continuous monitoring process of the NRSROs. As of March 31, 2020, securities are presented net of ACL, reflecting the adoption of new guidance on January 1, 2020 regarding expected credit loss. As of December 31, 2019, securities are presented at amortized cost in accordance with prior guidance. See Notes 1 and 6 of the Notes to the Interim Condensed Consolidated Financial Statements for further information.

		March 31, 2020				December 31, 2019
NAIC Designation	NRSRO Rating	Amortized Cost net of ACL	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$211,478	$24,172	$235,650	72.1%	$207,742	$22,966	$230,708	70.4%
2	Baa	74,745	1,494	76,239	23.3	74,568	6,857	81,425	24.8
	Subtotal investment grade	286,223	25,666	311,889	95.4	282,310	29,823	312,133	95.2
3	Ba	11,865	(866)	10,999	3.4	11,210	442	11,652	3.6
4	B	3,613	(412)	3,201	1.0	3,297	40	3,337	1.0
5	Caa and lower	694	(130)	564	0.2	832	(139)	693	0.2
6	In or near default	42	(10)	32	—	6	(1)	5	—
	Subtotal below investment grade	16,214	(1,418)	14,796	4.6	15,345	342	15,687	4.8
	Total fixed maturity securities AFS	$302,437	$24,248	$326,685	100.0%	$297,655	$30,165	$327,820	100.0%
As a result of current economic conditions including the effects of the COVID-19 Pandemic which caused increased concerns over more highly leveraged issuers and downgrade risk, our below investment grade securities decreased in value during the first quarter of 2020, from an unrealized gain position at December 31, 2019 of $342 million to an unrealized loss position of $1.4 billion at March 31, 2020. Foreign government securities, acquired to support our local insurance operations and related policyholder liabilities, represented $2.9 billion, or 19% of our $14.8 billion below investment grade securities, at estimated fair value, at March 31, 2020. U.S. corporate and foreign corporate securities comprise the vast majority of the remaining below investment grade securities. We have been actively repositioning our corporate below investment grade portfolios, including our syndicated bank loan portfolio, into higher quality, higher rated securities and with an increased allocation to privately-placed securities that include covenant protections.

The following tables present total fixed maturity securities AFS, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for non-agency RMBS and CMBS, which are presented using the revised NAIC methodologies:

	Fixed Maturity Securities AFS — by Sector & Credit Quality Rating
NAIC Designation:	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating:	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(Dollars in millions)
March 31, 2020
U.S. corporate	$41,777	$35,629	$5,207	$2,075	$382	$1	$85,071
Foreign government	56,047	5,929	2,327	378	134	29	64,844
Foreign corporate	23,718	31,847	3,045	544	41	—	59,195
U.S. government and agency	47,435	524	—	—	—	—	47,959
RMBS	29,823	419	151	67	6	3	30,469
ABS	13,466	1,173	175	23	1	—	14,838
Municipals	13,250	600	21	—	—	—	13,871
CMBS	10,134	118	73	113	—	—	10,438
Total fixed maturity securities AFS	$235,650	$76,239	$10,999	$3,200	$564	$33	$326,685
Percentage of total	72.1%	23.3%	3.4%	1.0%	0.2%	—%	100.0%

December 31, 2019
U.S. corporate	$41,504	$37,915	$5,760	$2,199	$374	$1	$87,753
Foreign government	58,325	5,866	2,383	392	263	—	67,229
Foreign corporate	26,078	34,674	2,810	556	47	—	64,165
U.S. government and agency	41,577	507	—	—	—	—	42,084
RMBS	27,957	403	102	75	7	3	28,547
ABS	12,727	1,339	448	25	2	1	14,542
Municipals	12,397	624	32	—	—	—	13,053
CMBS	10,143	97	117	90	—	—	10,447
Total fixed maturity securities AFS	$230,708	$81,425	$11,652	$3,337	$693	$5	$327,820
Percentage of total	70.4%	24.8%	3.6%	1.0%	0.2%	—%	100.0%
U.S. and Foreign Corporate Fixed Maturity Securities AFS
We maintain a diversified portfolio of corporate fixed maturity securities AFS across industries and issuers. This portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top 10 holdings comprised 1% and 2% of total investments at March 31, 2020 and December 31, 2019, respectively. The tables below present our U.S. and foreign corporate securities holdings by industry at:

	March 31, 2020		December 31, 2019
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$42,391	29.4%	$46,018	30.3%
Finance	32,934	22.8	34,776	22.9
Consumer	30,064	20.8	31,952	21.0
Utility	25,637	17.8	25,763	17.0
Communications	11,062	7.7	11,471	7.5
Other	2,178	1.5	1,938	1.3
Total	$144,266	100.0%	$151,918	100.0%

As a result of current economic conditions, including the effects of the COVID-19 Pandemic, we have experienced stress within certain sub-sectors of our industrial and consumer corporate securities portfolios, principally in Energy, Airports, Airlines, Cruise Lines / Leisure, Restaurants and Lodging, as summarized in “— Current Environment — Selected Country and Sector Investments.”
Structured Products
We held $55.7 billion and $53.5 billion of Structured Products, at estimated fair value, at March 31, 2020 and December 31, 2019, respectively, as presented in the RMBS, ABS and CMBS sections below.
RMBS
Our RMBS portfolio is diversified by security type and risk profile. The following table presents our RMBS portfolio by security type, risk profile and ratings profile at:

	March 31, 2020			December 31, 2019
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By security type:
Collateralized mortgage obligations	$16,447	54.0%	$676	$16,315	57.2%	$1,185
Pass-through mortgage-backed securities	14,022	46.0	551	12,232	42.8	311
Total RMBS	$30,469	100.0%	$1,227	$28,547	100.0%	$1,496
By risk profile:
Agency	$21,853	71.7%	$1,371	$19,563	68.5%	$797
Prime	1,418	4.7	(86)	1,142	4.0	48
Alt-A	2,935	9.6	3	3,323	11.7	347
Sub-prime	4,263	14.0	(61)	4,519	15.8	304
Total RMBS	$30,469	100.0%	$1,227	$28,547	100.0%	$1,496
Ratings profile:
Rated Aaa/AAA	$23,447	77.0%		$21,122	74.0%
Designated NAIC 1	$29,823	97.9%		$27,957	97.9%
See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity Securities AFS and Equity Securities — Structured Products — RMBS” included in the 2019 Annual Report for further information about collateralized mortgage obligations and pass-through mortgage-backed securities, as well as agency, prime, alternative (“Alt-A”) and sub-prime RMBS.
As result of concerns about general economic conditions, including increased unemployment levels as result of the COVID-19 Pandemic, the unrealized gain on our RMBS holdings decreased during the first quarter of 2020, from an unrealized gain of $1.5 billion at December 31, 2019 to an unrealized gain of $1.2 billion at March 31, 2020. Our RMBS holdings were comprised of 72% Agency securities that were all designated NAIC 1 and 28% of non-Agency securities, of which 97% were designated NAIC 1, at March 31, 2020. Our non-agency RMBS portfolio is defensively positioned with most of the portfolio concentrated in senior tranches with strong structural protections including credit enhancement in the form of capital structure subordination that is available to absorb losses before they impact the securities we own.
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

ABS
Our ABS portfolio is diversified by collateral type and issuer. The following table presents our ABS portfolio by collateral type and ratings profile at:

	March 31, 2020			December 31, 2019
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By collateral type:
Collateralized obligations (1)	$7,801	52.6%	$(773)	$7,974	54.8%	$(54)
Student loans	1,319	8.9	(52)	1,350	9.3	(5)
Consumer loans	1,153	7.8	(126)	1,181	8.1	9
Foreign residential loans	1,013	6.8	2	1,088	7.5	14
Automobile loans	1,001	6.7	(11)	813	5.6	7
Credit card loans	818	5.5	(2)	454	3.1	4
Other loans	1,733	11.7	(70)	1,682	11.6	20
Total	$14,838	100.0%	$(1,032)	$14,542	100.0%	$(5)
Ratings profile:
Rated Aaa/AAA	$8,831	59.5%		$7,711	53.0%
Designated NAIC 1	$13,466	90.8%		$12,727	87.5%
__________________
(1) Includes primarily collateralized loan obligations.
As a result of current economic conditions including the effects of the COVID-19 Pandemic, causing increased concerns over leveraged lending, our $7.8 billion collateralized obligations securities portfolio, at estimated fair value, decreased in value during the first quarter of 2020, from an unrealized loss position of $54 million at December 31, 2019 to an unrealized loss position of $773 million at March 31, 2020. We have been actively repositioning this portfolio into higher quality, higher rated securities primarily collateralized by first lien senior secured loans. As a result, this portfolio includes strong structural protections, primarily credit enhancement in the form of capital structure subordination that is available to absorb losses before they impact the securities we own. We do not own equity tranches of such securities or combination notes in this portfolio. As we invest primarily in securities rated AAA, AA or A, 98% of this portfolio was investment grade rated at March 31, 2020.

CMBS
Our CMBS portfolio is comprised primarily of securities collateralized by multiple commercial mortgage loans and is diversified by property type, borrower, geography and vintage year. The following tables present our CMBS portfolio by NRSRO rating and vintage year. As of March 31, 2020, securities are presented net of ACL, reflecting the adoption of new guidance on January 1, 2020 regarding expected credit loss. As of December 31, 2019, securities are presented at amortized cost in accordance with the prior guidance. See Notes 1 and 6 of the Notes to the Interim Condensed Consolidated Financial Statements for further information.

	March 31, 2020
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value
	(Dollars in millions)
2003-2013	$1,147	$1,177	$1,007	$996	$360	$326	$37	$32	$41	$30	$2,592	$2,561
2014	385	387	496	486	112	100	—	—	—	—	993	973
2015	431	424	64	63	31	28	6	5	—	—	532	520
2016	283	286	71	67	55	46	—	—	—	—	409	399
2017	656	650	556	528	162	130	—	—	—	—	1,374	1,308
2018	1,715	1,796	696	674	240	195	22	23	—	—	2,673	2,688
2019	930	931	161	138	649	532	—	—	—	—	1,740	1,601
2020	198	187	129	114	83	59	28	28	—	—	438	388
Total	$5,745	$5,838	$3,180	$3,066	$1,692	$1,416	$93	$88	$41	$30	$10,751	$10,438
Ratings Distribution		55.9%		29.4%		13.6%		0.8%		0.3%		100.0%

	December 31, 2019
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003 - 2013	$1,109	$1,169	$973	$1,007	$368	$376	$37	$36	$52	$41	$2,539	$2,629
2014	372	389	486	502	114	119	—	—	—	—	972	1,010
2015	419	436	65	67	31	33	—	—	—	—	515	536
2016	285	298	71	73	55	56	—	—	—	—	411	427
2017	668	689	589	608	181	182	—	—	—	—	1,438	1,479
2018	1,713	1,804	704	739	240	249	22	22	—	—	2,679	2,814
2019	744	754	143	143	652	655	—	—	—	—	1,539	1,552
Total	$5,310	$5,539	$3,031	$3,139	$1,641	$1,670	$59	$58	$52	$41	$10,093	$10,447
Ratings Distribution		53.0%		30.0%		16.0%		0.6%		0.4%		100.0%
The tables above reflect NRSRO ratings including Moody’s Investors Service, S&P, Fitch Ratings and Morningstar, Inc. CMBS designated NAIC 1 were 97.1% of total CMBS at both March 31, 2020 and December 31, 2019.
Evaluation of Fixed Maturity Securities AFS for Credit Loss and Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
See Notes 1 and 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information about the evaluation of fixed maturity securities AFS for credit loss and evaluation of fixed maturity securities AFS in an unrealized loss position without an ACL at March 31, 2020.
Credit Loss on Fixed Maturity Securities AFS Recognized in Earnings
See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for the rollforward of the ACL for the three months ended March 31, 2020, as well as gross gains and gross losses on fixed maturity securities AFS sold.

Overview of Credit Loss on Fixed Maturity Securities AFS
Overall credit loss on fixed maturity securities AFS was $215 million for the three months ended March 31, 2020 as compared to $10 million for the three months ended March 31, 2019. The most significant increases in credit loss was in foreign government securities, U.S. corporate securities and foreign corporate securities, which were $215 million for the three months ended March 31, 2020. An increase of $205 million in credit loss was concentrated in Argentine sovereign securities, from issuer specific factors, and for industrial securities, from market driven and issuer specific factors, primarily in the energy sector in 2020.
See Notes 1 and 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information on new guidance adopted on January 1, 2020 affecting the credit loss evaluation process and the measurement of credit loss; and a summary of the similarities and the differences of this new guidance with the previous guidance on recognition of credit loss.
Future Impairments
Provisions for credit loss recognized on fixed maturity securities AFS will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, and collateral valuation. In upcoming periods, if there are adverse changes in the above factors, provisions for credit loss may be recorded, as well as changes in the ACL on securities for which a provision for credit loss was previously recorded.
Contractholder-Directed Equity Securities and Fair Value Option Securities
The estimated fair value of these investments, which are primarily comprised of Unit-linked investments, was $11.1 billion and $13.1 billion, or 2.2% and 2.7% of cash and invested assets, at March 31, 2020 and December 31, 2019, respectively. See Notes 6 and 8 of the Notes to the Interim Condensed Consolidated Financial Statements for a description of this portfolio, its fair value hierarchy and a rollforward of the fair value measurements for these investments measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
In the first quarter of 2020, the COVID-19 Pandemic contributed to financial market volatility, credit spread widening, and equity market declines. As a result, in the first quarter of 2020, the value of our Unit-linked investments and FVO Securities decreased, resulting in a mark-to-market loss of $1.2 billion in net investment income, as the change in estimated fair value on these investments is recorded in net investment income.
Securities Lending, Repurchase Agreements and Federal Home Loan Bank (“FHLB”) of Boston Advance Agreements
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. In addition, we participate in short-term repurchase agreement transactions with unaffiliated financial institutions. In addition, a subsidiary of the Company has entered into short-term advance agreements with the FHLB of Boston. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Securities Lending and Repurchase Agreements” and Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for further information.
Mortgage Loans
Our mortgage loans held for investment are principally collateralized by commercial, agricultural and residential properties. Mortgage loans held for investment are carried at amortized cost and the related ACL are summarized as follows at:

	March 31, 2020				December 31, 2019
	Amortized Cost	% of Total	ACL	% of Amortized Cost	Amortized Cost	% of Total	ACL	% of Amortized Cost
	(Dollars in millions)
Commercial	$50,077	61.3%	$143	0.3%	$49,624	61.5%	$246	0.5%
Agricultural	16,788	20.6	84	0.5%	16,695	20.7	52	0.3%
Residential	14,763	18.1	237	1.6%	14,316	17.8	55	0.4%
Total	$81,628	100.0%	$464	0.6%	$80,635	100.0%	$353	0.4%
The carrying value of all mortgage loans, net of ACL, was 16.0% and 16.4% of cash and invested assets at March 31, 2020 and December 31, 2019, respectively.

Our commercial, agricultural and residential mortgage loan portfolios are subject to uncertain market conditions, including the effects of the COVID-19 Pandemic and related economic slowdown. See “— Commercial Mortgage Loans by Geographic Region and Property Type” for information regarding the expected impact on our commercial mortgage loan portfolio. The U.S. agricultural sector may experience supply chain disruptions, reduced demand for ethanol, and labor constraints from workplace social distancing measures. We expect an increase in residential mortgage loan borrower requests for short-term accommodations (e.g., payment deferrals) as a result of current economic conditions, such as increased unemployment levels.
We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loan held-for-investment portfolios, 84% are collateralized by properties located in the United States, with the remaining 16% collateralized by properties located outside the United States, which includes 5% of properties located in the U.K. and 4% of properties located in Mexico, at March 31, 2020. The carrying values of our commercial and agricultural mortgage loans held-for-investment located in California, New York and Texas were 17%, 10% and 7%, respectively, of total commercial and agricultural mortgage loans held for investment at March 31, 2020. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loan held for investment portfolio in a similar manner to reduce risk of concentration, with 94% collateralized by properties located in the United States, and the remaining 6% collateralized by properties located outside the United States at March 31, 2020. The carrying values of our residential mortgage loans located in California, Florida, and New York were 35%, 9%, and 6%, respectively, of total residential mortgage loans at March 31, 2020.
Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The tables below present the diversification across geographic regions and property types of commercial mortgage loans held-for-investment at:

	March 31, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Pacific	$10,183	20.3%	$10,169	20.5%
Non-U.S.	9,424	18.8	10,093	20.3
Middle Atlantic	7,967	15.9	8,302	16.7
South Atlantic	6,461	12.9	6,487	13.1
West South Central	3,970	7.9	4,255	8.6
East North Central	2,183	4.4	3,066	6.2
Mountain	1,755	3.5	1,602	3.2
New England	1,670	3.3	1,433	2.9
West North Central	635	1.3	607	1.2
East South Central	483	1.0	502	1.0
Multi-Region and Other	5,346	10.7	3,108	6.3
Total amortized cost	50,077	100.0%	49,624	100.0%
Less: ACL	143		246
Carrying value, net of ACL	$49,934		$49,378
Property Type
Office	$22,857	45.6%	$22,925	46.2%
Retail	8,842	17.7	9,052	18.2
Apartment	8,869	17.7	8,212	16.6
Industrial	4,101	8.2	3,985	8.0
Hotel	3,328	6.6	3,471	7.0
Other	2,080	4.2	1,979	4.0
Total amortized cost	50,077	100.0%	49,624	100.0%
Less: ACL	143		246
Carrying value, net of ACL	$49,934		$49,378

As a result of current economic conditions including shelter-in-place orders as a result of the COVID-19 Pandemic, we have begun to receive requests for short-term accommodations (e.g., payment deferrals) from some commercial loan borrowers, principally in the hotel and retail sectors. Our commercial mortgage loan portfolio is well positioned with exposures concentrated in high quality underlying properties located in primary markets typically with institutional investors who are better positioned to manage their assets during periods of market volatility. Our portfolio is comprised primarily of lower risk loans with higher debt-service coverage ratios and lower loan-to-value ratios. See “— Mortgage Loan Credit Quality - Monitoring Process” for further information. Over 99% of our commercial mortgage loan portfolio was current and 100% of our hotel and retail commercial mortgage loan portfolio was current at March 31, 2020.
Mortgage Loan Credit Quality - Monitoring Process. We monitor our mortgage loan investments on an ongoing basis, including a review of loans that are current, past due, restructured and under foreclosure. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for further information regarding mortgage loans by credit quality indicator, past due and nonaccrual mortgage loans, and impaired mortgage loans.
We review our commercial mortgage loans on an ongoing basis. These reviews may include an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis, estimated valuations of the underlying collateral, loan-to-value ratios, debt service coverage ratios and tenant creditworthiness. The monitoring process focuses on higher risk loans, which include those that are classified as restructured, delinquent or in foreclosure, as well as loans with higher loan-to-value ratios and lower debt service coverage ratios. The monitoring process for agricultural mortgage loans is generally similar, with a focus on higher risk loans, such as loans with higher loan-to-value ratios. Agricultural mortgage loans are reviewed on an ongoing basis which include, but are not limited to, property inspections, market analysis, estimated valuations of the underlying collateral, loan-to-value ratios and borrower creditworthiness, including reviews on a geographic and property-type basis. We review our residential mortgage loans on an ongoing basis, with a focus on higher risk loans, such as nonperforming loans. See Notes 1 and 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information on our evaluation of residential mortgage loans and related ACL methodology.
Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 55% at both March 31, 2020 and December 31, 2019, and our average debt service coverage ratio was 2.4x at both March 31, 2020 and December 31, 2019. The debt service coverage ratio and the values utilized in calculating the ratio are updated routinely. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 46% and 47% at March 31, 2020 and December 31, 2019, respectively. The values utilized in calculating our agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of our agricultural loan portfolio and are routinely updated.
Mortgage Loan Allowance for Credit Loss. Our ACL is established for both pools of loans with similar risk characteristics and for mortgage loans with dissimilar risk characteristics, collateral dependent loans and reasonably expected troubled debt restructurings, individually on a loan specific basis. We record an allowance for expected credit loss in an amount that represents the portion of the amortized cost basis of mortgage loans that the Company does not expect to collect, resulting in mortgage loans being presented at the net amount expected to be collected.
In determining our ACL, management (i) pools mortgage loans that share similar risk characteristics, (ii) considers lifetime credit loss expected over the contractual term of our mortgage loans, as adjusted for expected prepayments and any extensions, and (iii) considers past events, current economic conditions and forecasts of future economic conditions. Actual credit loss realized could be different from the amount of the ACL recorded. These evaluations and assessments are revised as conditions change and new information becomes available, which can cause the ACL to increase or decrease over time as such evaluations are revised. Negative credit migration, including an actual or expected increase in the level of problem loans, will result in an increase in the ACL. Positive credit migration, including an actual or expected decrease in the level of problem loans, will result in a decrease in the ACL. See Notes 1 and 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information on how the ACL is established and monitored, and activity in and balances of the ACL, as of and for the three months ended March 31, 2020 and 2019.

See Notes 1 and 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the new guidance adopted in 2020 affecting the credit loss evaluation process and the measurement of credit loss effective January 1, 2020; and a summary of the similarities and the differences of this new guidance with the previous guidance on recognition of credit loss.
Real Estate and Real Estate Joint Ventures
Real estate and real estate joint ventures is comprised of wholly-owned real estate and joint ventures with interests in single property income-producing real estate, and, to a lesser extent, joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the operation of income-producing properties, as well as a runoff portfolio. The carrying value of real estate and real estate joint ventures was $11.3 billion and $10.7 billion, or 2.2% and 2.2% of cash and invested assets, at March 31, 2020 and December 31, 2019, respectively.
As a result of current economic conditions as a result of the COVID-19 Pandemic, we expect certain of our real estate investments to experience a reduction in income, while shelter-in-place orders are in effect, principally hotel and some retail properties. Our real estate investments are typically stabilized properties that we intend to hold for the longer-term for portfolio diversification and long-term appreciation. Our real estate investment portfolio has significantly appreciated since acquisition to March 31, 2020 to a $6.1 billion unrealized gain position that is available to absorb valuation declines from the current economic conditions. We continuously monitor expected future cash flows of our real estate investments and incorporate them into our periodic impairment analyses. As a result of the COVID-19 Pandemic, we performed an impairment analyses in the first quarter of 2020, which included updated estimates of expected future cash flows. As a result of our impairment analyses, we recorded one impairment during the three months ended March 31, 2020 for $13 million. This impairment was recorded in net investment income as the investment is in a real estate fund. There were no impairments recognized in net investment gains (losses) on real estate and real estate joint ventures for either the three months ended March 31, 2020 or 2019 .
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
Other Limited Partnership Interests
Other limited partnership interests are comprised of investments in private funds, including private equity funds and hedge funds. At March 31, 2020 and December 31, 2019, the carrying value of other limited partnership interests was $8.2 billion and $7.7 billion, which included $580 million and $575 million of hedge funds, respectively. Other limited partnership interests were 1.6% of cash and invested assets at both March 31, 2020 and December 31, 2019. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds.
We use the equity method of accounting for most of our private equity funds. We generally recognize our share of a private equity fund’s earnings in net investment income on a three-month lag when the information is reported to us. Accordingly, declines in the equity markets, which can impact the underlying results of these private equity funds, are recorded in our net investment income on a three-month lag. For a discussion of our expectation of the impact of the equity market decline in the first quarter of 2020 on our private equity returns in the second quarter of 2020, see “— Executive Summary — Consolidated Company Outlook.”

Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	March 31, 2020		December 31, 2019
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$18,869	67.8%	$10,084	53.0%
Tax credit and renewable energy partnerships	1,948	7.0	1,993	10.5
Annuities funding structured settlement claims	1,270	4.6	1,271	6.7
Direct financing leases	1,118	4.0	1,247	6.6
Leveraged leases	901	3.3	1,052	5.5
Operating joint ventures	1,007	3.6	838	4.4
FHLB common stock	849	3.0	809	4.3
Funds withheld	503	1.8	470	2.5
Other	1,374	4.9	1,251	6.6
Total	$27,839	100.0%	$19,015	100.1%
Percentage of cash and invested assets	5.5%		3.9%
See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the new guidance adopted in 2020 affecting the credit loss evaluation process and the measurement of credit loss, including direct financing and leveraged leases effective January 1, 2020.

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

•
Information about the primary underlying risk exposure, gross notional amount, and estimated fair value of our derivatives by type of hedge designation, excluding embedded derivatives held at March 31, 2020 and December 31, 2019.

•
The statement of operations effects of derivatives in net investments in foreign operations, cash flow, fair value, or nonqualifying hedge relationships for the three months ended March 31, 2020 and 2019.

See “Quantitative and Qualitative Disclosures About Market Risk — Management of Market Risk Exposures — Hedging Activities” included in the 2019 Annual Report for more information about our use of derivatives by major hedge program.
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
Derivatives categorized as Level 3 at March 31, 2020 include: interest rate forwards with maturities which extend beyond the observable portion of the yield curve; interest rate total return swaps with unobservable repurchase rates; foreign currency swaps and forwards with certain unobservable inputs, including the unobservable portion of the yield curve; credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; and equity index options with unobservable correlation inputs. At March 31, 2020, less than 1% of the estimated fair value of our derivatives was priced through independent broker quotations.
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for a rollforward of the fair value measurements for derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
The gain (loss) on Level 3 derivatives primarily relates to interest rate total return swaps with unobservable repurchase rates. Other significant inputs, which are observable, include equity index levels and equity volatility, partially offset by currency volatility in foreign currency derivatives. We validate the reasonableness of these inputs by valuing the positions using internal models and comparing the results to broker quotations.

The gain (loss) on Level 3 derivatives, percentage of gain (loss) attributable to observable and unobservable inputs, and the primary drivers of observable gain (loss) are summarized as follows:

Three Months Ended March 31, 2020
Gain (loss) recognized in net income (loss) (in millions)	$71
Approximate percentage of gain (loss) attributable to observable inputs	57%
Primary drivers of observable gain (loss)	Decreases in interest rates on interest rate total return swaps and decreases in certain equity index levels on equity derivatives.
Approximate percentage of gain (loss) attributable to unobservable inputs	43%
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivatives” included in the 2019 Annual Report for further information on the estimates and assumptions that affect derivatives.
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
Credit Derivatives
The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	March 31, 2020		December 31, 2019
Credit Default Swaps	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Purchased	$2,919	$(25)	$2,944	$(98)
Written	11,353	(60)	11,520	271
Total	$14,272	$(85)	$14,464	$173
The following table presents the gross gains, gross losses and net gains (losses) recognized in net derivative gains (losses) for credit default swaps as follows:

	Three Months Ended March 31,
	2020			2019
Credit Default Swaps	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)
	(In millions)
Purchased (1)	$78	$(5)	$73	$3	$(18)	$(15)
Written (1)	2	(313)	(311)	137	(1)	136
Total	$80	$(318)	$(238)	$140	$(19)	$121
__________________

(1)	Gains (losses) do not include earned income (expense) on credit default swaps.

The unfavorable change in net gains (losses) on written credit default swaps of $447 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was due to certain credit spreads on certain credit default swaps used as replications widening in the current period as compared to narrowing in the prior period. The favorable change in net gains (losses) on purchased credit default swaps of $88 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was due to certain credit spreads on certain credit default swaps widening in the current period as compared to narrowing in the prior period.
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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivatives” included in the 2019 Annual Report for further information on the estimates and assumptions that affect embedded derivatives.
Off-Balance Sheet Arrangements
Credit and Committed Facilities
We maintain an unsecured revolving credit facility, as well as certain committed facilities, with various financial institutions. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities” for descriptions of such arrangements. For the classification of expenses on such credit and committed facilities and the nature of the associated liability for letters of credit issued and drawdowns on these credit and committed facilities, see Note 13 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report.
Collateral for Securities Lending, Third-Party Custodian Administered Repurchase Programs and Derivatives
We participate in a securities lending program and third-party custodian administered repurchase programs in the normal course of business for the purpose of enhancing the total return on our investment portfolio. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as “Summary of Significant Accounting Policies — Investments— Securities Lending and Repurchase Agreements” in Note 1 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report for further discussion of our securities lending program and repurchase agreement transactions, the classification of revenues and expenses, and the nature of the secured financing arrangements and associated liabilities.
Securities lending: Periodically we receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged, and which is not reflected on our consolidated balance sheets. The amount of this non-cash collateral was $21 million and $0 at estimated fair value at March 31, 2020 and December 31, 2019, respectively.
Third-party custodian administered repurchase programs: We loan certain of our fixed maturity securities AFS to unaffiliated financial institutions and, in exchange, non-cash collateral is put on deposit by the unaffiliated financial institutions on our behalf with third-party custodians. The estimated fair value of securities loaned in connection with these transactions was $0 and $85 million at March 31, 2020 and December 31, 2019, respectively. Non-cash collateral on deposit with third-party custodians on our behalf was $0 and $90 million, at estimated fair value, at March 31, 2020 and December 31, 2019, respectively, which cannot be sold or re-pledged, and which is not reflected on our consolidated balance sheets.

Derivatives: We enter into derivatives to manage various risks relating to our ongoing business operations. We receive non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which is not reflected on our consolidated balance sheets. The amount of this non-cash collateral was $2.9 billion and $1.7 billion, at estimated fair value, at March 31, 2020 and December 31, 2019, respectively. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” and Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
Lease Commitments
As lessee, we have entered into various lease and sublease agreements for office space and equipment. Our commitments under such lease agreements are included within the contractual obligations table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Contractual Obligations” in the 2019 Annual Report. See also Note 11 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report.
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
Policyholder Liabilities
We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet policy obligations or to provide for future annuity payments. Amounts for actuarial liabilities are computed and reported on the interim condensed consolidated financial statements in conformity with GAAP. For more details on Policyholder Liabilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” included in the 2019 Annual Report.
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

See “Business — Regulation — Insurance Regulation — Policy and Contract Reserve Adequacy Analysis” included in the 2019 Annual Report for further information regarding required analyses of the adequacy of statutory reserves of our insurance operations.
Future Policy Benefits
We establish liabilities for amounts payable under insurance policies. See Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report for additional information. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment — Low Interest Rate Scenario” included in the 2019 Annual Report and “— Variable Annuity Guarantees.” A discussion of future policy benefits by segment (as well as Corporate & Other) follows.
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
Policyholder Account Balances
Policyholder account balances are generally equal to the account value, which includes accrued interest credited, but excludes the impact of any applicable charge that may be incurred upon surrender. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment — Low Interest Rate Scenario” included in the 2019 Annual Report and “— Variable Annuity Guarantees.” See also Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report for additional information. A discussion of policyholder account balances by segment follows.
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Group Benefits:

	March 31, 2020
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$4,726	$4,602
Equal to or greater than 2% but less than 4%	$1,669	$1,635
Equal to or greater than 4%	$762	$733

Retirement and Income Solutions
Policyholder account balances in this business are held largely for investment-type products mainly funding agreements and also include postretirement benefits and corporate owned life insurance to fund non-qualified benefit programs for executives. Interest crediting rates vary by type of contract and can be fixed or variable. Variable interest crediting rates are generally tied to an external index, most commonly (1-month or 3-month) London Interbank Offered Rate or Secured Overnight Financing Rate. We are exposed to interest rate risks, as well as foreign currency exchange rate risk, when guaranteeing payment of interest and return of principal at the contractual maturity date. We may invest in floating rate assets or enter into receive-floating interest rate swaps, also tied to external indices, as well as interest rate caps, to mitigate the impact of changes in market interest rates. We also mitigate our risks by applying various ALM strategies and seek to hedge all foreign currency exchange rate risk through the use of foreign currency hedges, including cross currency swaps.
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for RIS:

	March 31, 2020
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$146	$—
Equal to or greater than 2% but less than 4%	$1,067	$101
Equal to or greater than 4%	$4,584	$4,379
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Asia:

	March 31, 2020
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Annuities
Greater than 0% but less than 2%	$28,094	$1,508
Equal to or greater than 2% but less than 4%	$998	$352
Equal to or greater than 4%	$1	$1
Life & Other
Greater than 0% but less than 2%	$11,746	$11,340
Equal to or greater than 2% but less than 4%	$28,441	$9,370
Equal to or greater than 4%	$276	$276

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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for the MetLife Holdings segment:

	March 31, 2020
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$1,314	$1,205
Equal to or greater than 2% but less than 4%	$17,797	$15,290
Equal to or greater than 4%	$7,793	$5,289
Variable Annuity Guarantees
We issue, directly and through assumed business, certain variable annuity products with guaranteed minimum benefits that provide the policyholder a minimum return based on their initial deposit (i.e., the benefit base) less withdrawals. In some cases, the benefit base may be increased by additional deposits, bonus amounts, accruals or optional market value resets. See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report for additional information.

Certain guarantees, including portions thereof, have insurance liabilities established that are included in future policy benefits. Guarantees accounted for in this manner include GMDBs, the life-contingent portion of guaranteed minimum withdrawal benefits (“GMWBs”), elective guaranteed minimum income benefit (“GMIB”) annuitizations, and the life contingent portion of GMIBs that require annuitization when the account balance goes to zero. These liabilities are accrued over the life of the contract in proportion to actual and future expected policy assessments based on the level of guaranteed minimum benefits generated using multiple scenarios of separate account returns. The scenarios are based on best estimate assumptions consistent with those used to amortize DAC. When current estimates of future benefits exceed those previously projected or when current estimates of future assessments are lower than those previously projected, liabilities will increase, resulting in a current period charge to net income. The opposite result occurs when the current estimates of future benefits are lower than those previously projected or when current estimates of future assessments exceed those previously projected. At the end of each reporting period, we update the actual amount of business remaining in-force, which impacts expected future assessments and the projection of estimated future benefits resulting in a current period charge or increase to earnings.
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
The table below presents the carrying value for guarantees at:

	Future Policy Benefits		Policyholder Account Balances
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
	(In millions)
Asia
GMDB	$4	$3	$—	$—
GMAB	—	—	67	34
GMWB	34	34	208	143
EMEA
GMDB	7	3	—	—
GMAB	—	—	41	25
GMWB	37	15	(15)	(62)
MetLife Holdings
GMDB	349	335	—	—
GMIB	833	756	998	110
GMAB	—	—	5	(1)
GMWB	140	125	949	375
Total	$1,404	$1,271	$2,253	$624
The carrying amounts for guarantees included in policyholder account balances above include nonperformance risk adjustments of $333 million and $147 million at March 31, 2020 and December 31, 2019, respectively. These nonperformance risk adjustments represent the impact of including a credit spread when discounting the underlying risk-neutral cash flows to determine the estimated fair values. The nonperformance risk adjustment does not have an economic impact on us as it cannot be monetized given the nature of these policyholder liabilities. The change in valuation arising from the nonperformance risk adjustment is not hedged.
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
GMDBs
We offer a range of GMDBs to our contractholders. The table below presents GMDBs, by benefit type, at March 31, 2020:

	Total Account Value (1)
	Asia & EMEA	MetLife Holdings
	(In millions)
Return of premium or five to seven year step-up	$6,776	$40,988
Annual step-up	—	2,665
Roll-up and step-up combination	—	5,027
Total	$6,776	$48,680
__________________

(1)
Total account value excludes $559 million for contracts with no GMDBs. The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed for GMDBs and for living benefit guarantees are not mutually exclusive.

Based on total account value, less than 19% of our GMDBs included enhanced death benefits such as the annual step-up or roll-up and step-up combination products at March 31, 2020. We expect the above GMDB risk profile to be relatively consistent for the foreseeable future.
Living Benefit Guarantees
The table below presents our living benefit guarantees based on total account values at March 31, 2020:

	Total Account Value (1)
	Asia & EMEA	MetLife Holdings
	(In millions)
GMIB	$—	$18,200
GMWB - non-life contingent (2)	1,067	2,198
GMWB - life-contingent	3,050	8,325
GMAB	1,626	196
Total	$5,743	$28,919
__________________

(1)
Total account value excludes $21.4 billion for contracts with no living benefit guarantees. The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed for GMDBs and for living benefit guarantee amounts are not mutually exclusive.

(2)	The Asia and EMEA segments include the non-life contingent portion of the GMWB total account value of $1.1 billion with a guarantee at annuitization.

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
The table below presents our GMIB associated total account values, by their guaranteed payout basis, at March 31, 2020:

Total Account Value
(In millions)
7-year setback, 2.5% interest rate	$4,897
7-year setback, 1.5% interest rate	804
10-year setback, 1.5% interest rate	3,570
10-year mortality projection, 10-year setback, 1.0% interest rate	7,564
10-year mortality projection, 10-year setback, 0.5% interest rate	1,365
$18,200
The annuitization interest rates on GMIBs have been decreased from 2.5% to 0.5% over time, partially in response to the low interest rate environment, accompanied by an increase in the setback period from seven years to 10 years and the introduction of a 10-year mortality projection.
Additionally, 43% of the $18.2 billion of GMIB total account value has been invested in managed volatility funds as of March 31, 2020. These funds seek to manage volatility by adjusting the fund holdings within certain guidelines based on capital market movements. Such activity reduces the overall risk of the underlying funds while maintaining their growth opportunities. These risk mitigation techniques reduce or eliminate the need for us to manage the funds’ volatility through hedging or reinsurance.
Our GMIB products typically have a waiting period of 10 years to be eligible for annuitization. As of March 31, 2020, only 23% of our contracts with GMIBs were eligible for annuitization. The remaining contracts are not eligible for annuitization for an average of four years.

Once eligible for annuitization, contractholders would be expected to annuitize only if their contracts were in-the-money. We calculate in-the-moneyness with respect to GMIBs consistent with net amount at risk as discussed in Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements, by comparing the contractholders’ income benefits based on total account values and current annuity rates versus the guaranteed income benefits. The net amount at risk was $1.1 billion at March 31, 2020, of which $1.0 billion was related to GMIBs. For those contracts with GMIB, the table below presents details of contracts that are in-the-money and out-of-the-money at March 31, 2020:

	In-the- Moneyness	Total Account Value	% of Total
	(In millions)
In-the-money	30% or greater	$974	5.4%
	20% to less than 30%	780	4.3%
	10% to less than 20%	1,476	8.1%
	0% to less than 10%	1,829	10.0%
		5,059
Out-of-the-money	-10% to 0%	1,972	10.8%
	-20% to less than -10%	4,637	25.5%
	Greater than -20%	6,532	35.9%
		13,141
Total GMIBs		$18,200
Derivatives Hedging Variable Annuity Guarantees
Our risk mitigating hedging strategy uses various over-the-counter and exchange traded derivatives. The table below presents the gross notional amount, estimated fair value and primary underlying risk exposure of the derivatives hedging our variable annuity guarantees:

	Instrument Type	March 31, 2020			December 31, 2019
Primary Underlying Risk Exposure		Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Interest rate	Interest rate swaps	$9,092	$78	$14	$8,639	$73	$16
	Interest rate futures	1,790	1	4	1,678	3	3
	Interest rate options	838	241	—	838	209	—
Foreign currency exchange rate	Foreign currency forwards	2,225	27	28	1,644	16	24
	Currency options	—	—	—	1	—	—
Equity market	Equity futures	2,210	28	11	4,127	5	8
	Equity index options	7,356	541	293	8,775	473	667
	Equity variance swaps	775	34	2	1,115	23	19
	Equity total return swaps	761	188	1	761	—	70
	Total	$25,047	$1,138	$353	$27,578	$802	$807
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
Liquidity and Capital Resources
Overview
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility and disruptions in global capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors. Changing conditions in the global capital markets and the economy, including the COVID-19 Pandemic, may affect our financing costs and market interest for our debt or equity securities. For further information regarding market factors that could affect our ability to meet liquidity and capital needs, see “— Executive Summary — Consolidated Company Outlook,” “— Industry Trends” and “— Investments — Current Environment.”
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
Short-term Liquidity
We maintain a substantial short-term liquidity position, which was $13.7 billion and $9.8 billion at March 31, 2020 and December 31, 2019, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed, including amounts received in connection with securities lending, repurchase agreements, derivatives, and secured borrowings, as well as amounts held in the closed block.
Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets, which was $219.8 billion and $221.4 billion at March 31, 2020 and December 31, 2019, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, repurchase agreements, derivatives, regulatory deposits, the collateral financing arrangement, funding agreements and secured borrowings, as well as amounts held in the closed block.
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

See “Risk Factors — Capital Risks — Legal and Regulatory Restrictions May Prevent Us from Paying Dividends and Repurchasing Our Stock” and Note 16 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report for information regarding restrictions on payment of dividends and stock repurchases. See also “— The Company — Liquidity and Capital Uses — Common Stock Repurchases” for information regarding MetLife, Inc.’s common stock repurchase authorizations.
The Company
Liquidity
Liquidity refers to the ability to generate adequate amounts of cash to meet our needs. In the event of significant cash requirements beyond anticipated liquidity needs, we have various alternatives available depending on market conditions and the amount and timing of the liquidity need. These available alternatives include cash flows from operations, sales of liquid assets, global funding sources including commercial paper and various credit and committed facilities. See “Management’s Discussion and Analysis of Financial Condition — Liquidity and Capital Resources — The Company — Liquidity” included in the 2019 Annual Report.
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

	Three Months Ended March 31,
	2020	2019
	(In millions)
Sources:
Operating activities, net	$1,847	$2,072
Net change in policyholder account balances	4,343	2,987
Net change in payables for collateral under securities loaned and other transactions	8,796	388
Cash received for other transactions with tenors greater than three months	50	—
Long-term debt issued	1,074	—
Preferred stock issued, net of issuance costs	972	—
Other, net	93	4
Total sources	17,175	5,451
Uses:
Investing activities, net	8,337	5,699
Cash paid for other transactions with tenors greater than three months	50	75
Long-term debt repaid	6	10
Collateral financing arrangement repaid	12	12
Financing element on certain derivative instruments and other derivative related transactions, net	167	29
Treasury stock acquired in connection with share repurchases	500	500
Dividends on preferred stock	32	32
Dividends on common stock	404	405
Effect of change in foreign currency exchange rates on cash and cash equivalents	171	4
Total uses	9,679	6,766
Net increase (decrease) in cash and cash equivalents	$7,496	$(1,315)

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
Preferred Stock
See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements and Note 16 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report.
Common Stock
For the three months ended March 31, 2020 and 2019, MetLife, Inc. issued 2,895,386 and 2,766,548 new shares of its common stock, respectively, for $114 million and $92 million, respectively, to satisfy various stock option exercises and other stock-based awards.
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

Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances
Certain of our U.S. insurance subsidiaries are members of a regional FHLB. For the three months ended March 31, 2020 and 2019, we issued $10.3 billion and $8.1 billion, respectively, and repaid $9.4 billion and $8.1 billion, respectively, of funding agreements with certain regional FHLBs. At March 31, 2020 and December 31, 2019, total obligations outstanding under these funding agreements were $16.2 billion and $15.3 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report.
Federal Home Loan Bank Advance Agreements, Reported in Payables for Collateral Under Securities Loaned and Other Transactions
For the three months ended March 31, 2020 and 2019, we borrowed $725 million and $675 million, respectively, and repaid $725 million and $675 million, respectively, under advance agreements with the FHLB of Boston. At both March 31, 2020 and December 31, 2019, total obligations outstanding under these advance agreements were $800 million. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements.
Special Purpose Entity Funding Agreements, Reported in Policyholder Account Balances
We issue fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. For the three months ended March 31, 2020 and 2019, we issued $9.9 billion and $10.2 billion, respectively, and repaid $7.5 billion and $8.5 billion, respectively, under such funding agreements. At March 31, 2020 and December 31, 2019, total obligations outstanding under these funding agreements were $36.6 billion and $34.6 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report.
Federal Agricultural Mortgage Corporation Funding Agreements, Reported in Policyholder Account Balances
We have issued funding agreements to a subsidiary of the Federal Agricultural Mortgage Corporation. The obligations under all such funding agreements are secured by a pledge of certain eligible agricultural mortgage loans. For the three months ended March 31, 2020 and 2019, we issued $0 and $125 million, respectively, and repaid $0 and $125 million, respectively, under such funding agreements. At both March 31, 2020 and December 31, 2019, total obligations outstanding under these funding agreements were $2.6 billion. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report.
Debt Issuances
See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements for information on a senior note issuance.
Credit and Committed Facilities
At March 31, 2020, we maintained a $3.0 billion unsecured revolving credit facility and certain committed facilities aggregating $3.3 billion, of which MetLife, Inc. is a party and/or guarantor. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
The unsecured revolving credit facility is used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At March 31, 2020, we had outstanding $785 million in letters of credit and no drawdowns against this facility. Remaining availability was $2.2 billion at March 31, 2020.
The committed facilities are used as collateral for certain of our affiliated reinsurance liabilities. At March 31, 2020, we had outstanding $2.9 billion in letters of credit and no drawdowns against these facilities. Remaining availability was $434 million at March 31, 2020.
See Note 13 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report for further information on credit and committed facilities.
We have no reason to believe that our lending counterparties will be unable to fulfill their respective contractual obligations under these facilities. As commitments under our credit and committed facilities may expire unused, these amounts do not necessarily reflect our actual future cash funding requirements.

Outstanding Debt Under Global Funding Sources
The following table summarizes our outstanding debt, excluding long-term debt relating to CSEs, at:

	March 31, 2020	December 31, 2019
	(In millions)
Short-term debt (1)	$298	$235
Long-term debt (2)	$14,505	$13,461
Collateral financing arrangement	$981	$993
Junior subordinated debt securities	$3,151	$3,150
__________________

(1)
Includes $199 million and $136 million of debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at March 31, 2020 and December 31, 2019, respectively. Certain subsidiaries have pledged assets to secure this debt.

(2)
Includes $481 million and $403 million of debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at March 31, 2020 and December 31, 2019, respectively. Certain investment subsidiaries have pledged assets to secure this debt.

Debt and Facility Covenants
Certain of our debt instruments and committed facilities, as well as our unsecured revolving credit facility, contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all applicable financial covenants at March 31, 2020.
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
Common Stock Repurchases
See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for information relating to authorizations by the Board of Directors to repurchase MetLife, Inc. common stock, amounts of common stock repurchased pursuant to such authorizations for the three months ended March 31, 2020 and 2019, and the amount remaining under such authorizations at March 31, 2020.
Common stock repurchases are subject to the discretion of our Board of Directors and will depend upon our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value, applicable regulatory approvals, and other legal and accounting factors. Restrictions on the payment of dividends that may arise under so-called “Dividend Stopper” provisions would also restrict MetLife, Inc.’s ability to repurchase common stock. See “Business — Regulation,” “Risk Factors — Capital Risks — Legal and Regulatory Restrictions May Prevent Us from Paying Dividends and Repurchasing Our Stock” and Note 16 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report.

Dividends
For the three months ended March 31, 2020 and 2019, MetLife, Inc. paid dividends on its preferred stock of $32 million and $32 million, respectively. For the three months ended March 31, 2020 and 2019, MetLife, Inc. paid $404 million and $405 million, respectively, of dividends on its common stock. See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the calculation and timing of these dividend payments.
Dividends are paid quarterly on MetLife, Inc.’s Floating Rate Non-Cumulative Preferred Stock, Series A. Dividends are paid semi-annually on MetLife, Inc.’s 5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C, until June 15, 2020 and, thereafter, will be paid quarterly. Dividends are paid semi-annually on MetLife, Inc.’s 5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D, until March 15, 2028 and, thereafter, will be paid quarterly. Dividends are paid quarterly on MetLife, Inc.’s 5.625% Non-Cumulative Preferred Stock, Series E. Dividends are paid quarterly on MetLife, Inc.’s 4.75% Non-Cumulative Preferred Stock, Series F, commencing on June 15, 2020.
The declaration and payment of common stock dividends are subject to the discretion of our Board of Directors, and will depend on MetLife, Inc.’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries and other factors deemed relevant by the Board of Directors. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report for additional information. See also Note 16 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding a common stock dividend declared subsequent to March 31, 2020.
Dividend Restrictions
The payment of dividends is also subject to restrictions under the terms of our preferred stock and junior subordinated debentures in situations where we may be experiencing financial stress. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Dividends — “Dividend Stopper” Provisions in MetLife’s Preferred Stock and Junior Subordinated Debentures,” “Risk Factors — Capital Risks — Legal and Regulatory Restrictions May Prevent Us from Paying Dividends and Repurchasing Our Stock” and Note 16 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report.
Debt Repayments
For both the three months ended March 31, 2020 and 2019, following regulatory approval, MetLife Reinsurance Company of Charleston, a wholly-owned subsidiary of MetLife, Inc., repurchased and canceled $12 million, in aggregate principal amount of its surplus notes, which were reported in collateral financing arrangement on the consolidated balance sheets.
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
Support Agreements
MetLife, Inc. and several of its subsidiaries (each, an “Obligor”) are parties to various capital support commitments and guarantees with subsidiaries. Under these arrangements, each Obligor has agreed to cause the applicable entity to meet specified capital and surplus levels or has guaranteed certain contractual obligations. We anticipate that in the event these arrangements place demands upon us, there will be sufficient liquidity and capital to enable us to meet such demands. See Note 5 of the Notes to the MetLife, Inc. (Parent Company Only) Condensed Financial Information included in the 2019 Annual Report.

Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, property and casualty, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the MetLife Holdings segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. For the three months ended March 31, 2020 and 2019, general account surrenders and withdrawals from annuity products were $390 million and $497 million, respectively. In the RIS business within the U.S. segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the RIS business products that provide customers with limited rights to accelerate payments, at March 31, 2020 there were funding agreements totaling $139 million that could be put back to the Company.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At March 31, 2020 and December 31, 2019, we had received pledged cash collateral from counterparties of $12.3 billion and $6.3 billion, respectively. At March 31, 2020 and December 31, 2019, we had pledged cash collateral to counterparties of $507 million and $275 million, respectively. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information about collateral pledged to us, collateral we pledge and derivatives subject to credit contingent provisions.
We pledge collateral and have had collateral pledged to us, and may be required from time to time to pledge additional collateral or be entitled to have additional collateral pledged to us, in connection with the collateral financing arrangement related to the reinsurance of closed block liabilities.
We pledge collateral from time to time in connection with funding agreements and advance agreements. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as Note 4 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report.
Securities Lending and Repurchase Agreements
We participate in a securities lending program and in short-term repurchase agreements whereby securities are loaned to unaffiliated financial institutions. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Through these arrangements, we were liable for cash collateral under our control of $22.4 billion and $19.7 billion at March 31, 2020 and December 31, 2019, respectively, including a portion that may require the immediate return of cash collateral we hold. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements.
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
Contractual Obligations
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Contractual Obligations” included in the 2019 Annual Report for additional information regarding the Company’s contractual obligations.

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
MetLife, Inc.’s ability to maintain regular access to competitively priced wholesale funds is fostered by its current credit ratings from the major credit rating agencies. We view our capital ratios, credit quality, stable and diverse earnings streams, diversity of liquidity sources and our liquidity monitoring procedures as critical to retaining such credit ratings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Rating Agencies” included in the 2019 Annual Report.
Liquidity
For a summary of MetLife, Inc.’s liquidity, see “— The Company — Liquidity.”
Capital
For a summary of MetLife, Inc.’s capital, see “— The Company — Capital.” See also “— The Company — Liquidity and Capital Uses — Common Stock Repurchases” for information regarding MetLife, Inc.’s common stock repurchases.
Liquid Assets
At March 31, 2020 and December 31, 2019, MetLife, Inc., collectively with other MetLife holding companies, had $5.3 billion and $4.2 billion, respectively, in liquid assets. Of these amounts, $4.3 billion and $3.0 billion were held by MetLife, Inc. and $1.0 billion and $1.2 billion were held by other MetLife holding companies at March 31, 2020 and December 31, 2019, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with derivatives and a collateral financing arrangement.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — MetLife, Inc. — Liquid Assets” included in the 2019 Annual Report for additional information on the sources and uses of liquid assets, as well as sources and uses of liquid assets included in free cash flow for MetLife, Inc. and other MetLife holding companies.
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

The table below sets forth the dividends permitted to be paid in 2020 by MetLife, Inc.’s primary U.S. insurance subsidiaries without insurance regulatory approval and the actual dividends paid for the three months ended March 31, 2020:

Company	Paid (1)	Permitted Without Approval (2)
	(In millions)
Metropolitan Life Insurance Company	$393	$3,272
American Life Insurance Company	$—	$—
Metropolitan Property and Casualty Insurance Company	$—	$114
Metropolitan Tower Life Insurance Company	$—	$149
__________________

(1)	Reflects all amounts paid, including those where regulatory approval was obtained as required.

(2)
Reflects dividend amounts that may be paid during 2020 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2020, some or all of such dividends may require regulatory approval.

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
We proactively manage target and excess capital levels and dividend flows and forecast local capital positions as part of the financial planning cycle. The dividend capacity of certain U.S. and non-U.S. subsidiaries is also subject to business targets in excess of the minimum capital necessary to maintain the desired rating or level of financial strength in the relevant market. See “Risk Factors — Capital Risks — As a Holding Company, MetLife, Inc. Depends on the Ability of Its Subsidiaries to Pay Dividends, a Major Component of Holding Company Free Cash Flow” and Note 16 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report.
Credit and Committed Facilities
See “— The Company — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities” for further information regarding the Company’s unsecured revolving credit facility and certain committed facilities.
Long-term Debt Outstanding
The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	March 31, 2020	December 31, 2019
	(In millions)
Long-term debt — unaffiliated	$13,350	$12,379
Long-term debt — affiliated	$1,989	$1,976
Junior subordinated debt securities	$2,459	$2,458
Debt and Facility Covenants
Certain of MetLife, Inc.’s debt instruments and committed facilities, as well as its unsecured revolving credit facility, contain various administrative, reporting, legal and financial covenants. MetLife, Inc. believes it was in compliance with all applicable financial covenants at March 31, 2020.

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
Affiliated Capital and Debt Transactions
For the three months ended March 31, 2020 and 2019, MetLife, Inc. invested a net amount of $123 million and $38 million, respectively, in various subsidiaries.
MetLife, Inc. lends funds, as necessary, through credit agreements or otherwise to its subsidiaries and affiliates, some of which are regulated, to meet their capital requirements or to provide liquidity. MetLife, Inc. had loans to subsidiaries outstanding of $100 million at both March 31, 2020 and December 31, 2019.
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
The following non-GAAP financial measures should not be viewed as substitutes for the most directly comparable financial measures calculated in accordance with GAAP:

Non-GAAP financial measures:		Comparable GAAP financial measures:
(i)	adjusted premiums, fees and other revenues	(i)	premiums, fees and other revenues
(ii)	adjusted earnings	(ii)	net income (loss)
(iii)	adjusted earnings available to common shareholders	(iii)	net income (loss) available to MetLife, Inc.’s common shareholders
(iv)	net investment income, as reported on an adjusted basis	(iv)	net investment income
Any of these financial measures shown on a constant currency basis reflect the impact of changes in foreign currency exchange rates and are calculated using the average foreign currency exchange rates for the most recent period and applied to the comparable prior period (“constant currency basis”).

Reconciliations of these non-GAAP financial measures to the most directly comparable historical GAAP financial measures are included in “— Results of Operations.” Reconciliations of these non-GAAP measures to the most directly comparable GAAP measures are not accessible on a forward-looking basis because we believe it is not possible without unreasonable effort to provide other than a range of net investment gains and losses and net derivative gains and losses, which can fluctuate significantly within or outside the range and from period to period and may have a material impact on net income.
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
Adjusted earnings is defined as adjusted revenues less adjusted expenses, net of income tax. Adjusted loss is defined as negative adjusted earnings. Adjusted earnings available to common shareholders is defined as adjusted earnings less preferred stock dividends. For information relating to adjusted revenues and adjusted expenses, see “Financial Measures and Segment Accounting Policies” in Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.
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

•
Adjusted return on MetLife, Inc.’s common stockholders’ equity, excluding AOCI other than FCTA, is defined as adjusted earnings available to common shareholders divided by MetLife, Inc.’s average common stockholders’ equity, excluding AOCI other than FCTA.

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

The following additional information is relevant to an understanding of our performance results and outlook:

•
We sometimes refer to sales activity for various products. These sales statistics do not correspond to revenues under GAAP, but are used as relevant measures of business activity. Further, sales statistics for our Latin America, Asia and EMEA segments are on a constant currency basis.

•	Near-term represents one to three years.

•
We refer to observable forward yield curves as of a particular date in connection with making our estimates for future results. The observable forward yield curves at a given time are based on implied future interest rates along a range of interest rate durations. This includes the 10-year U.S. Treasury rate which we use as a benchmark rate to describe longer-term interest rates used in our estimates for future results.

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

Subsequent Events
See Note 16 of the Notes to the Interim Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We regularly analyze our exposure to interest rate, equity market price and foreign currency exchange rate risks. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are materially exposed to changes in interest rates, foreign currency exchange rates and changes in the equity markets. We have exposure to market risk through our insurance operations and investment activities. Our exposure is and will remain elevated due to the COVID-19 Pandemic. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Consolidated Company Outlook.” We use a variety of strategies to manage interest rate, foreign currency exchange rate and equity market risk, including the use of derivatives. A description of our market risk exposures may be found under “Quantitative and Qualitative Disclosures About Market Risk” included in the 2019 Annual Report.

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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
See Note 15 of the Notes to the Interim Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
Certain factors that may affect the Company’s business or operations are described under “Risk Factors” in Part I, Item 1A, of the 2019 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under Item 1A. Risk Factors.
The Course of the Novel Coronavirus (COVID-19) Pandemic, and Responses to It, Are Uncertain and Difficult to Predict, But Have Adversely Affected and May Continue to Adversely Affect Our Business, Results of Operations, and Financial Condition
Major public health issues, including the COVID-19 Pandemic, have caused and may continue to cause a large number of illnesses and deaths. Various government bodies in any number of jurisdictions, their representatives, regulators, executive branch officials, legislators, courts, employee representatives, arbitrators, mediators and other persons exercising governmental, political, or related authority or influence (collectively, “Authorities”) and other organizations may not effectively respond to the spread and severity of the COVID-19 Pandemic, and their actions and the resulting impacts are unpredictable. The ultimate spread, duration, and severity of the COVID-19 Pandemic, and of Authorities’ actions to address it, are uncertain, and may persist. Adverse conditions may worsen over time. Actions to respond to the COVID-19 Pandemic have reduced and altered economic activity and financial markets. New information about the severity and duration of the COVID-19 Pandemic or other public health issues, and Authorities’, businesses’, and societal reactions to that information, may increase the severity or duration of the COVID-19 Pandemic and its effects.
The COVID-19 Pandemic, and its effect on financial markets, have adversely affected our investment portfolio (and, specifically, increased the risk of defaults, downgrades and volatility in the value of the investments we hold, and lowered variable investment income and returns) and may continue to do so. Market volatility may slow or prevent us from reacting to market events as effectively as we otherwise could. When we sell our investment holdings, we may not receive the prices we seek, and may sell at a price lower than our carrying value, due to reduced liquidity during periods of market volatility or disruption, or other reasons. This may affect privately-placed fixed income securities, certain derivative instruments, mortgage or other loans, direct financing and leveraged leases, other limited partnership interests, tax credit and renewable energy partnerships and real estate equity, including real estate joint ventures and funds. Borrowers may delay or fail to pay principal and interest when due, and Authorities may delay or place a moratorium on foreclosures or otherwise impair enforcement actions, affecting the value of our mortgage investments, mortgage-backed securities, and other investments, and the cash flows they produce. Market volatility has also significantly increased credit spreads and may continue to do so, which may increase our borrowing costs and decrease product fee income.
Low, zero or negative interest rates, yields, returns, reduced liquidity and a continued slowdown in U.S. or global economic conditions, and COVID-19 Pandemic-related actions, have adversely affected the values and cash flows of assets in our investment portfolio and may continue to do so, especially if prolonged. Such conditions, whether due to the COVID-19 Pandemic or efforts to counter it or its impact, may make any of the effects we have described for low interest rates, yields, and returns more severe. Authorities’ actions, including activity by the U.S. Federal Reserve and other central banks, in response to the COVID-19 Pandemic could cause inflation to be higher than we expected, which could require us to strengthen our reserves.
We have built, and may continue to build, our cash and other liquid assets beyond the range we anticipated before the COVID-19 Pandemic. As a result, we may have less capital to devote to other uses, such as innovation, acquisitions, development, return of capital to shareholders, or other uses. In addition, Authorities may limit the dividends that our operating companies may distribute to holding companies, limiting the capital available for a variety of purposes at the holding companies.
Market dislocations, decreases in observable market activity, or unavailability of information, may restrict our access to key inputs used to derive certain estimates and assumptions made in connection with financial reporting or otherwise. As a result, the variability of our financial statement balances, estimates and assumptions we use to run our business may increase, and their reliability decrease.

The COVID-19 Pandemic has increased, and may continue to increase, claims under many of our policies (for example, life, disability, long-term care, and supplemental health products) and our resulting costs. Beginning in the second quarter of 2020, the impact on claims in each quarter may be far greater than in prior quarters. In addition, an increased number of policyholders and contractholders may have lower income or assets, and so may have difficulty paying premiums and fees. Authorities may require (or suggest) “no lapse” in policy coverage for uncertain or prolonged periods of time, regardless of whether we receive premiums or are able to assess fees against policyholder account balances. Legal and regulatory responses to the COVID-19 Pandemic and related public health issues may also include the extension of insurance coverage beyond our policy or contract language, and/or changes to insurance policy conditions such as premium grace periods, suspension of cancellations, and extensions of proof of loss deadlines. Authorities may also purport to change policy coverage, including retroactively, exposing us to risks and costs we were unable to foresee or underwrite. We may also voluntarily (or in response to requirements, guidance, or pressure) adopt customer accommodations, such as waiving exclusions, forgoing rate increases or implementing lower rate increases than we would otherwise, relaxation of claim documentation requirements, premium credit, or accommodations for customers experiencing economic or other distress as a result of the COVID-19 Pandemic. Our New York regulator's annual letters on Special Considerations that affect year-end asset adequacy testing may impose unforeseen assumptions or requirements that require us to increase or release reserves, which could affect our statutory capital and surplus.
Our cost of reinsurance for policies could increase, and we may find reinsurance unavailable. Reinsurers may dispute, or seek to reduce or eliminate, coverage on policies as a result of any changes to policies or practices we make as a result of the COVID-19 Pandemic.
Policyholders may change their behavior in unexpected ways. For example, policyholders and contractholders seeking sources of liquidity due to COVID-19 Pandemic-related economic uncertainty and increased unemployment may withdraw or surrender at greater rates than we expected. They may also change their premium payment practices, exercise product options, or take other actions as a result of the COVID-19 Pandemic and Authorities’ efforts to respond to it.
We have incurred, and may continue to incur, increased administrative expenses as a result of the COVID-19 Pandemic and Authorities’ efforts to respond to it. These conditions may affect our employees, agents, brokers and distribution partners, as well as the workforces of our vendors, service providers and counterparties. We may have difficulties conducting our business, including in selling our products, such as those traditionally sold in person. We may find it difficult or impossible to obtain required or appropriate signatures from our representatives, customers, or others for a variety of purposes, including property title-related or other filings with Authorities, increasing the uncertainties and risks from various transactions, such as product sales, regulatory matters, or real estate-related transactions. We may face increased workplace safety costs and risks, lose access to critical employees, and face increased employment-related claims and employee-relations challenges, each of which may increase when our employees begin to return to our workplaces. Any of the third parties to whom we outsource certain critical business activities may fail to perform as a result of the COVID-19 Pandemic or claim that it cannot perform due to a force majeure.
Our risk management, contingency, and business continuity plans may not adequately protect our operations. Extended periods of remote work arrangements and other unusual business conditions and circumstances as a result of the COVID-19 Pandemic could strain our business continuity plans, introduce operational risk, increase our cybersecurity risks, and impair our ability to manage our business. The frequency and sophistication of attempts at unauthorized access to our technology systems and fraud may increase, and COVID-19 Pandemic conditions may impair our cybersecurity efforts and risk management. Our efforts to prevent money-laundering or other fraud, whether due to limited abilities to "know our customers," strains on our programs to avoid and deter foreign corrupt practices, or otherwise, may increase our compliance costs and risk of violations.
The COVID-19 Pandemic could affect our internal controls over financial reporting. We have developed, and may continue to develop, new and less-seasoned processes, procedures, and controls to respond to changes in our business environment. If any employees who are key to our controls become ill from the COVID-19 Pandemic and are unable to work, this may affect our ability to operate our internal controls.
Authorities may delay, or consider delaying, implementing legal or regulatory changes, increasing uncertainty and creating the potential for later, rapid changes. Authorities may also not be able to act on other policy or regulatory priorities as a result of the COVID-19 Pandemic. The U.K. and the European Union may extend their trade negotiations. This could prolong the U.K.’s post-exit transition period beyond 2020, thereby extending its prior relationship with the European Union.
Our efforts to return excess capital to our shareholders may be challenged. For example, Authorities, investors, or media may exert pressure on us not to repurchase shares of our common stock or other securities, or prohibit us from doing so. Our use of other means to return excess capital to shareholders may be less tax-efficient than repurchases.

Any uncertainty as a result of any of these events, including but not limited to investment portfolio impact, mortality or morbidity rate changes, an increase in expenses, or policyholder behavior changes, may require us to change our estimates, assumptions, models or reserves. Authorities may not accurately report population and impact data, such as death rates, infections, morbidity, hospitalizations, or illness that we use in our estimates, assumptions, models or reserves.
Any of the direct or indirect effects of the COVID-19 Pandemic may cause litigation or regulatory, investor, media, or public inquiries. Our costs to manage and effectively respond to these matters, and to address them in settlement or other ways, may increase.
Any of the events described above have adversely affected, may continue to adversely affect, or may yet adversely affect the global economy, global financial markets, our business, our results of operations, or our financial condition. These events could also cause, contribute to, or exacerbate the risks and uncertainties we described in our 2019 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Purchases of MetLife, Inc. common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended March 31, 2020 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 — January 31, 2020	—	$—	—	$985,343,812
February 1 — February 29, 2020	5,240,532	$50.43	5,240,532	$721,080,757
March 1 — March 31, 2020	5,424,076	$43.46	5,424,076	$485,343,836
Total	10,664,608		10,664,608
__________________

(1)
Except for the foregoing, there were no shares of MetLife, Inc. common stock repurchased by MetLife, Inc. During the periods January 1 through January 31, 2020, February 1 through February 29, 2020 and March 1 through March 31, 2020, separate account index funds purchased 0 shares, 0 shares and 0 shares, respectively, of MetLife, Inc. common stock on the open market in non-discretionary transactions.

(2)
In July 2019, MetLife, Inc. announced that its Board of Directors authorized $2.0 billion of common stock repurchases. At March 31, 2020, MetLife, Inc. had $485 million of common stock repurchases remaining under the authorization. For more information on common stock repurchases, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Common Stock Repurchases.” See also “Risk Factors — Capital Risks — Legal and Regulatory Restrictions May Prevent Us from Paying Dividends and Repurchasing Our Stock” and Note 16 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report.

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
Name: Tamara L. Schock Title: Executive Vice President and Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)
Date: May 8, 2020