Form 10-Q
period 2020-06-30
METLIFE INC
filed 2020-08-07
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At July 31, 2020, 907,662,465 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

As used in this Form 10‑Q, “MetLife,” the “Company,” “we,” “our” and “us” refer to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates.
Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10‑Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words and terms such as “accelerate,” “achieve,” “anticipate,” “assume,” “become,” “believe,” “can,” “committed to,” “continue,” “could,” “create,” “emerging,” “estimate,” “evolve,” “expect,” “forecast,” “future,” “if,” “intend,” “likely,” “may,” “next,” “plan,” “possible,” “potential,” “probable,” “project,” “remain,” “risk,” “scheduled,” “target,” “ultimate,” “upcoming,” “vary,” “well positioned,” “when,” “will,” “would” and other words and terms of similar meaning, in each of their forms of speech, or that are tied to future periods, in connection with a discussion of future performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.
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

Part I — Financial Information
Item 1. Financial Statements
MetLife, Inc.
Interim Condensed Consolidated Balance Sheets
June 30, 2020 and December 31, 2019 (Unaudited)
(In millions, except share and per share data)

	June 30, 2020	December 31, 2019
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $302,873 and $297,655, respectively; allowance for credit loss of $177 and $0, respectively)	$340,005	$327,820
Equity securities, at estimated fair value	1,105	1,342
Contractholder-directed equity securities and fair value option securities, at estimated fair value (includes $3 and $3, respectively, relating to variable interest entities)	11,911	13,102
Mortgage loans (net of allowance for credit loss of $555 and $353, respectively; includes $175 and $188, respectively, under the fair value option and $0 and $59, respectively, of mortgage loans held-for-sale)	82,890	80,529
Policy loans	9,639	9,680
Real estate and real estate joint ventures (includes $155 and $127, respectively, under the fair value option)	11,524	10,741
Other limited partnership interests	7,794	7,716
Short-term investments, principally at estimated fair value	5,345	3,850
Other invested assets (includes $2,046 and $2,299, respectively, of leveraged and direct financing leases and $300 and $290, respectively, relating to variable interest entities)	24,731	19,015
Total investments	494,944	473,795
Cash and cash equivalents, principally at estimated fair value (includes $13 and $12, respectively, relating to variable interest entities)	24,289	16,598
Accrued investment income	3,388	3,523
Premiums, reinsurance and other receivables (includes $3 and $4, respectively, relating to variable interest entities)	20,848	20,443
Deferred policy acquisition costs and value of business acquired	16,353	17,833
Goodwill	9,245	9,308
Other assets (includes $2 and $2, respectively, relating to variable interest entities)	11,173	10,518
Separate account assets	187,343	188,445
Total assets	$767,583	$740,463
Liabilities and Equity
Liabilities
Future policy benefits	$196,522	$194,909
Policyholder account balances	198,147	192,627
Other policy-related balances	16,870	17,171
Policyholder dividends payable	670	681
Policyholder dividend obligation	2,798	2,020
Payables for collateral under securities loaned and other transactions	34,133	26,745
Short-term debt	303	235
Long-term debt (includes $5 and $5, respectively, at estimated fair value, relating to variable interest entities)	14,513	13,466
Collateral financing arrangement	968	993
Junior subordinated debt securities	3,151	3,150
Current income tax payable	928	363
Deferred income tax liability	11,334	9,097
Other liabilities (includes $1 and $1, respectively, relating to variable interest entities)	23,963	24,179
Separate account liabilities	187,343	188,445
Total liabilities	691,643	674,081
Contingencies, Commitments and Guarantees (Note 15)
Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $4,405 and $3,405, respectively, aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,180,627,549 and 1,177,680,299 shares issued, respectively; 907,620,740 and 915,338,098 shares outstanding, respectively	12	12
Additional paid-in capital	33,728	32,680
Retained earnings	36,568	33,078
Treasury stock, at cost; 273,006,809 and 262,342,201 shares, respectively	(13,178)	(12,678)
Accumulated other comprehensive income (loss) ("AOCI")	18,563	13,052
Total MetLife, Inc.’s stockholders’ equity	75,693	66,144
Noncontrolling interests	247	238
Total equity	75,940	66,382
Total liabilities and equity	$767,583	$740,463

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Six Months Ended June 30, 2020 and 2019 (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Premiums	$8,736	$10,129	$18,202	$19,534
Universal life and investment-type product policy fees	1,299	1,412	2,730	2,777
Net investment income	4,087	4,693	7,148	9,601
Other revenues	456	478	895	972
Net investment gains (losses)	231	61	(57)	76
Net derivative gains (losses)	(710)	724	3,491	839
Total revenues	14,099	17,497	32,409	33,799
Expenses
Policyholder benefits and claims	8,667	9,993	17,689	19,065
Interest credited to policyholder account balances	1,962	1,515	2,042	3,476
Policyholder dividends	290	302	582	602
Other expenses	2,983	3,390	6,256	6,615
Total expenses	13,902	15,200	26,569	29,758
Income (loss) before provision for income tax	197	2,297	5,840	4,041
Provision for income tax expense (benefit)	47	551	1,289	910
Net income (loss)	150	1,746	4,551	3,131
Less: Net income (loss) attributable to noncontrolling interests	5	5	8	9
Net income (loss) attributable to MetLife, Inc.	145	1,741	4,543	3,122
Less: Preferred stock dividends	77	57	109	89
Net income (loss) available to MetLife, Inc.’s common shareholders	$68	$1,684	$4,434	$3,033
Comprehensive income (loss)	$5,957	$6,466	$10,064	$13,021
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	6	5	10	11
Comprehensive income (loss) attributable to MetLife, Inc.	$5,951	$6,461	$10,054	$13,010

Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$0.07	$1.78	$4.86	$3.19
Diluted	$0.07	$1.77	$4.84	$3.17
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Equity
For the Six Months Ended June 30, 2020 and 2019 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$—	$12	$32,680	$33,078	$(12,678)	$13,052	$66,144	$238	$66,382
Cumulative effects of changes in accounting principles, net of income tax (Note 1)				(121)			(121)		(121)
Balance at January 1, 2020	—	12	32,680	32,957	(12,678)	13,052	66,023	238	66,261
Preferred stock issuance			972				972		972
Treasury stock acquired in connection with share repurchases					(500)		(500)		(500)
Stock-based compensation			59				59		59
Dividends on preferred stock				(32)			(32)		(32)
Dividends on common stock				(404)			(404)		(404)
Net income (loss)				4,398			4,398	3	4,401
Other comprehensive income (loss), net of income tax						(295)	(295)	1	(294)
Balance at March 31, 2020	—	12	33,711	36,919	(13,178)	12,757	70,221	242	70,463
Stock-based compensation			17				17		17
Dividends on preferred stock				(77)			(77)		(77)
Dividends on common stock				(419)			(419)		(419)
Change in equity of noncontrolling interests							—	(1)	(1)
Net income (loss)				145			145	5	150
Other comprehensive income (loss), net of income tax						5,806	5,806	1	5,807
Balance at June 30, 2020	$—	$12	$33,728	$36,568	$(13,178)	$18,563	$75,693	$247	$75,940

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$—	$12	$32,474	$28,926	$(10,393)	$1,722	$52,741	$217	$52,958
Cumulative effects of changes in accounting principles, net of income tax				74		21	95		95
Balance at January 1, 2019	—	12	32,474	29,000	(10,393)	1,743	52,836	217	53,053
Treasury stock acquired in connection with share repurchases					(500)		(500)		(500)
Stock-based compensation			61				61		61
Dividends on preferred stock				(32)			(32)		(32)
Dividends on common stock				(405)			(405)		(405)
Change in equity of noncontrolling interests							—	6	6
Net income (loss)				1,381			1,381	4	1,385
Other comprehensive income (loss), net of income tax						5,168	5,168	2	5,170
Balance at March 31, 2019	—	12	32,535	29,944	(10,893)	6,911	58,509	229	58,738
Treasury stock acquired in connection with share repurchases					(750)		(750)		(750)
Stock-based compensation			67				67		67
Dividends on preferred stock				(57)			(57)		(57)
Dividends on common stock				(419)			(419)		(419)
Change in equity of noncontrolling interests							—	1	1
Net income (loss)				1,741			1,741	5	1,746
Other comprehensive income (loss), net of income tax						4,720	4,720	—	4,720
Balance at June 30, 2019	$—	$12	$32,602	$31,209	$(11,643)	$11,631	$63,811	$235	$64,046
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2020 and 2019 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in) operating activities	$2,693	$4,459
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	40,034	42,055
Equity securities	125	183
Mortgage loans	5,057	5,065
Real estate and real estate joint ventures	103	138
Other limited partnership interests	160	402
Purchases and originations of:
Fixed maturity securities available-for-sale	(47,511)	(44,504)
Equity securities	(49)	(76)
Mortgage loans	(7,740)	(7,236)
Real estate and real estate joint ventures	(942)	(804)
Other limited partnership interests	(874)	(798)
Cash received in connection with freestanding derivatives	5,256	1,724
Cash paid in connection with freestanding derivatives	(2,017)	(2,462)
Net change in policy loans	12	(4)
Net change in short-term investments	(1,572)	1,202
Net change in other invested assets	65	65
Other, net	165	(92)
Net cash provided by (used in) investing activities	(9,728)	(5,142)
Cash flows from financing activities
Policyholder account balances:
Deposits	50,120	45,511
Withdrawals	(43,109)	(40,945)
Payables for collateral under securities loaned and other transactions:
Net change in payables for collateral under securities loaned and other transactions	7,401	725
Cash received for other transactions with tenors greater than three months	50	—
Cash paid for other transactions with tenors greater than three months	(50)	(200)
Long-term debt issued	1,074	1,382
Long-term debt repaid	(13)	(895)
Collateral financing arrangement repaid	(25)	(34)
Financing element on certain derivative instruments and other derivative related transactions, net	(242)	(14)
Treasury stock acquired in connection with share repurchases	(500)	(1,250)
Preferred stock issued, net of issuance costs	972	—
Dividends on preferred stock	(109)	(89)
Dividends on common stock	(823)	(824)
Other, net	91	(117)
Net cash provided by (used in) financing activities	14,837	3,250
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(111)	47
Change in cash and cash equivalents	7,691	2,614
Cash and cash equivalents, beginning of period	16,598	15,821
Cash and cash equivalents, end of period	$24,289	$18,435

Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$426	$510
Income tax	$130	$756
Non-cash transactions:
Fixed maturity securities available-for-sale received in connection with pension risk transfer transactions	$—	$410
Operating lease liability associated with the recognition of right-of-use assets	$52	$216
Increase in policyholder account balances associated with funding agreement backed notes issued but not settled	$750	$—

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
Net Investment Income and Net Investment Gains (Losses)
Income from investments is reported within net investment income, unless otherwise stated herein. Gains and losses on sales of investments, intent-to-sell impairments, as well as provisions for credit loss in the allowance for credit loss (“ACL”) on fixed maturity securities available-for-sale (“AFS”), mortgage loans and investments in leases and subsequent changes in the ACL or for impairment losses on real estate investments, are reported within net investment gains (losses), unless otherwise stated herein. Accrued investment income is presented separately on the consolidated balance sheet and excluded from the carrying value of the related investments, primarily fixed maturity securities AFS and mortgage loans.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Interest income and prepayment fees are recognized when earned. Interest income is recognized using an effective yield method giving effect to amortization of premium and accretion of discount and is based on the estimated economic life of the securities, which for mortgage-backed and asset-backed securities considers the estimated timing and amount of prepayments of the underlying loans. See Note 8 “— Fixed Maturity Securities AFS — Methodology for Amortization of Premium and Accretion of Discount on Structured Products” in the Notes to the Consolidated Financial Statements included in the 2019 Annual Report. The amortization of premium and accretion of discount also take into consideration call and maturity dates.
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
On January 1, 2020, the Company adopted accounting standards update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) using a modified retrospective approach. Under ASU 2016-13, for securities in an unrealized loss position, a credit loss is recognized in earnings within net investment gains (losses) when it is anticipated that the amortized cost will not be recovered. When either: (i) the Company has the intent to sell the security, or (ii) it is more likely than not that the Company will be required to sell the security before recovery, the reduction of amortized cost and the loss recognized in earnings is the entire difference between the security’s amortized cost and estimated fair value. If neither of these conditions exists, the difference between the amortized cost of the security and the present value of projected future cash flows expected to be collected is recognized as a “credit loss” by establishing an ACL with a corresponding charge to earnings in net investment gains (losses). However, the ACL is limited by the amount that the fair value is less than the amortized cost. This limitation is known as the “fair value floor.” If the estimated fair value is less than the present value of projected future cash flows expected to be collected, this portion of the decline in value related to other-than-credit factors (“noncredit loss”) is recorded in OCI.
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
In the first quarter of 2020, the Company performed interim goodwill impairment testing on all of its reporting units due to the economic impact of the COVID-19 Pandemic and determined that its goodwill was not impaired, although the amount of excess of estimated fair value above the carrying value for the reporting units had decreased since the previous annual test. As the COVID-19 Pandemic continues to impact the global economy and financial markets, the Company has continued to monitor the key inputs, judgments and assumptions that impact the impairment test, and has concluded that there were no additional triggering events in the second quarter of 2020. While the Company has observed several improvements in the economic environment, the Company has determined the excess of estimated fair value over carrying value in the EMEA reporting unit remained below what would be considered a substantial margin.
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

Effective for contract modifications made between March 12, 2020 and December 31, 2022.
The new guidance reduces the operational and financial impacts of contract modifications that replace a reference rate, such as London InterBank Offered Rate (LIBOR), affected by reference rate reform. The adoption of the new guidance did not have an impact on the Company’s interim condensed consolidated financial statements. The Company will continue to evaluate the impacts of reference rate reform on contract modifications and hedging relationships through December 31, 2022.

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
		January 1, 2020, the Company adopted, using a prospective approach.	The adoption of the new guidance reduced the complexity involved with the evaluation of goodwill for impairment and did not have a material impact on the Company’s consolidated financial statements.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Future Adoption of New Accounting Pronouncements
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures. ASUs issued but not yet adopted as of June 30, 2020 that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements or disclosures are summarized in the table below.

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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and six months ended June 30, 2020 and 2019. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended June 30, 2020	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,184	$1,584	$489	$557	$889	$13	$8,716	$20	$8,736
Universal life and investment-type product policy fees	268	420	238	92	249	1	1,268	31	1,299
Net investment income	1,425	767	260	63	981	(52)	3,444	643	4,087
Other revenues	240	14	10	11	70	72	417	39	456
Net investment gains (losses)	—	—	—	—	—	—	—	231	231
Net derivative gains (losses)	—	—	—	—	—	—	—	(710)	(710)
Total revenues	7,117	2,785	997	723	2,189	34	13,845	254	14,099
Expenses
Policyholder benefits and claims and policyholder dividends	5,038	1,255	449	263	1,705	3	8,713	244	8,957
Interest credited to policyholder account balances	412	447	56	27	219	—	1,161	801	1,962
Capitalization of DAC	(122)	(351)	(74)	(115)	(5)	(2)	(669)	(2)	(671)
Amortization of DAC and VOBA	115	284	70	85	11	3	568	(8)	560
Amortization of negative VOBA	—	(8)	—	(2)	—	—	(10)	—	(10)
Interest expense on debt	2	—	1	—	1	228	232	—	232
Other expenses	1,012	797	307	328	239	134	2,817	55	2,872
Total expenses	6,457	2,424	809	586	2,170	366	12,812	1,090	13,902
Provision for income tax expense (benefit)	137	105	56	21	(1)	(120)	198	(151)	47
Adjusted earnings	$523	$256	$132	$116	$20	$(212)	835
Adjustments to:
Total revenues							254
Total expenses							(1,090)
Provision for income tax (expense) benefit							151
Net income (loss)							$150		$150

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended June 30, 2019	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$6,234	$1,631	$773	$551	$924	$16	$10,129	$—	$10,129
Universal life and investment-type product policy fees	274	419	280	105	286	—	1,364	48	1,412
Net investment income	1,795	944	360	73	1,338	44	4,554	139	4,693
Other revenues	223	13	11	13	65	82	407	71	478
Net investment gains (losses)	—	—	—	—	—	—	—	61	61
Net derivative gains (losses)	—	—	—	—	—	—	—	724	724
Total revenues	8,526	3,007	1,424	742	2,613	142	16,454	1,043	17,497
Expenses
Policyholder benefits and claims and policyholder dividends	6,101	1,279	790	292	1,703	18	10,183	112	10,295
Interest credited to policyholder account balances	504	424	86	23	227	—	1,264	251	1,515
Capitalization of DAC	(127)	(472)	(100)	(126)	(8)	(4)	(837)	—	(837)
Amortization of DAC and VOBA	117	312	79	107	80	2	697	(8)	689
Amortization of negative VOBA	—	(7)	—	(3)	—	—	(10)	—	(10)
Interest expense on debt	3	—	1	—	2	268	274	—	274
Other expenses	1,009	955	352	350	237	289	3,192	82	3,274
Total expenses	7,607	2,491	1,208	643	2,241	573	14,763	437	15,200
Provision for income tax expense (benefit)	187	157	57	22	73	(181)	315	236	551
Adjusted earnings	$732	$359	$159	$77	$299	$(250)	1,376
Adjustments to:
Total revenues							1,043
Total expenses							(437)
Provision for income tax (expense) benefit							(236)
Net income (loss)							$1,746		$1,746

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Six Months Ended June 30, 2020	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$10,858	$3,220	$1,129	$1,125	$1,793	$25	$18,150	$52	$18,202
Universal life and investment-type product policy fees	543	850	508	208	543	1	2,653	77	2,730
Net investment income	3,191	1,704	478	132	2,296	(36)	7,765	(617)	7,148
Other revenues	480	28	21	24	105	156	814	81	895
Net investment gains (losses)	—	—	—	—	—	—	—	(57)	(57)
Net derivative gains (losses)	—	—	—	—	—	—	—	3,491	3,491
Total revenues	15,072	5,802	2,136	1,489	4,737	146	29,382	3,027	32,409
Expenses
Policyholder benefits and claims and policyholder dividends	10,473	2,576	1,059	573	3,366	29	18,076	195	18,271
Interest credited to policyholder account balances	870	892	126	54	437	—	2,379	(337)	2,042
Capitalization of DAC	(234)	(772)	(174)	(245)	(10)	(5)	(1,440)	(5)	(1,445)
Amortization of DAC and VOBA	234	599	144	215	111	4	1,307	41	1,348
Amortization of negative VOBA	—	(16)	—	(4)	—	—	(20)	—	(20)
Interest expense on debt	4	—	2	—	3	445	454	—	454
Other expenses	2,078	1,671	652	660	467	270	5,798	121	5,919
Total expenses	13,425	4,950	1,809	1,253	4,374	743	26,554	15	26,569
Provision for income tax expense (benefit)	344	246	100	42	66	(286)	512	777	1,289
Adjusted earnings	$1,303	$606	$227	$194	$297	$(311)	2,316
Adjustments to:
Total revenues							3,027
Total expenses							(15)
Provision for income tax (expense) benefit							(777)
Net income (loss)							$4,551		$4,551

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Six Months Ended June 30, 2019	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$11,801	$3,330	$1,419	$1,093	$1,851	$40	$19,534	$—	$19,534
Universal life and investment-type product policy fees	544	825	564	208	560	1	2,702	75	2,777
Net investment income	3,514	1,824	656	147	2,625	69	8,835	766	9,601
Other revenues	444	29	23	27	132	176	831	141	972
Net investment gains (losses)	—	—	—	—	—	—	—	76	76
Net derivative gains (losses)	—	—	—	—	—	—	—	839	839
Total revenues	16,303	6,008	2,662	1,475	5,168	286	31,902	1,897	33,799
Expenses
Policyholder benefits and claims and policyholder dividends	11,474	2,598	1,387	576	3,351	38	19,424	243	19,667
Interest credited to policyholder account balances	1,005	827	180	47	453	—	2,512	964	3,476
Capitalization of DAC	(241)	(951)	(194)	(243)	(14)	(6)	(1,649)	—	(1,649)
Amortization of DAC and VOBA	231	619	157	199	143	3	1,352	(39)	1,313
Amortization of negative VOBA	—	(16)	—	(4)	—	—	(20)	—	(20)
Interest expense on debt	5	—	2	—	4	497	508	—	508
Other expenses	2,002	1,910	718	688	464	511	6,293	170	6,463
Total expenses	14,476	4,987	2,250	1,263	4,401	1,043	28,420	1,338	29,758
Provision for income tax expense (benefit)	371	306	119	49	151	(346)	650	260	910
Adjusted earnings	$1,456	$715	$293	$163	$616	$(411)	2,832
Adjustments to:
Total revenues							1,897
Total expenses							(1,338)
Provision for income tax (expense) benefit							(260)
Net income (loss)							$3,131		$3,131

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	June 30, 2020	December 31, 2019
	(In millions)
U.S.	$284,305	$266,174
Asia	163,082	161,018
Latin America	70,791	75,069
EMEA	25,915	27,281
MetLife Holdings	179,585	175,199
Corporate & Other	43,905	35,722
Total	$767,583	$740,463

3. Disposition
Disposition of MetLife Limited and Metropolitan Life Insurance Company of Hong Kong Limited
In June 2019, the Company entered into a definitive agreement to sell its two wholly-owned subsidiaries, MetLife Limited and Metropolitan Life Insurance Company of Hong Kong Limited (collectively, “MetLife Hong Kong”). As a result of the agreement, a loss of $140 million, net of income tax, was recorded for the three months and six months ended June 30, 2019. This loss was comprised of an expected $100 million pre-tax loss, which was reflected in net investment gains (losses) and included allocated goodwill of $71 million. Additionally, the $140 million loss included a $40 million net tax charge, which was recorded in the provision for income tax expense (benefit) and included previously deferred tax items and losses which are not recognized for tax purposes. At December 31, 2019, MetLife Hong Kong represented $2.9 billion of total assets in the Asia segment. MetLife Hong Kong’s results of operations were reported in the Asia segment adjusted earnings through June 30, 2019. See Note 2 for information on accounting for divested businesses. In June 2020, the Company completed the sale and recorded a gain of $11 million, net of income tax, for the six months ended June 30, 2020, which resulted in a total loss on the sale of $129 million, net of income tax.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Insurance (continued)

Information regarding the Company’s guarantee exposure, which includes direct and assumed business, but excludes offsets from hedging or ceded reinsurance, if any, was as follows at:

	June 30, 2020				December 31, 2019
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts:
Variable Annuity Guarantees:
Total account value (1), (2), (3)	$59,965		$22,146		$64,506		$24,036
Separate account value (1)	$38,210		$20,440		$41,305		$22,291
Net amount at risk (2)	$2,199	(4)	$823	(5)	$1,572	(4)	$584	(5)
Average attained age of contractholders	67 years		66 years		67 years		65 years
Other Annuity Guarantees:
Total account value (1), (3)	N/A		$5,201		N/A		$5,671
Net amount at risk	N/A		$392	(6)	N/A		$408	(6)
Average attained age of contractholders	N/A		51 years		N/A		51 years

	June 30, 2020		December 31, 2019
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts:
Total account value (1), (3)	$11,841	$2,872	$11,937	$2,940
Net amount at risk (7)	$82,915	$14,021	$86,221	$14,500
Average attained age of policyholders	54 years	65 years	53 years	65 years
__________________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	Includes amounts, which are not reported on the interim condensed consolidated balance sheets, from assumed variable annuity guarantees from the Company’s former operating joint venture in Japan.

(3)	Includes the contractholder’s investments in the general account and separate account, if applicable.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Insurance (continued)

Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Six Months Ended June 30,
	2020	2019
	(In millions)
Balance, beginning of period	$19,216	$17,788
Less: Reinsurance recoverables	2,377	2,332
Net balance, beginning of period	16,839	15,456
Incurred related to:
Current period	12,751	13,521
Prior periods (1)	170	78
Total incurred	12,921	13,599
Paid related to:
Current period	(8,214)	(9,098)
Prior periods	(4,375)	(4,034)
Total paid	(12,589)	(13,132)
Net balance, end of period	17,171	15,923
Add: Reinsurance recoverables	2,519	2,393
Balance, end of period (included in future policy benefits and other policy-related balances)	$19,690	$18,316
__________________

(1)
For both the six months ended June 30, 2020 and 2019, claims and claim adjustment expenses associated with prior periods increased due to events incurred in prior periods but reported in the current period.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Closed Block (continued)

Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	June 30, 2020	December 31, 2019
	(In millions)
Closed Block Liabilities
Future policy benefits	$39,037	$39,379
Other policy-related balances	331	423
Policyholder dividends payable	433	432
Policyholder dividend obligation	2,798	2,020
Deferred income tax liability	101	79
Other liabilities	128	81
Total closed block liabilities	42,828	42,414
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	26,576	25,977
Equity securities, at estimated fair value	45	49
Contractholder-directed equity securities and fair value option securities, at estimated fair value	53	53
Mortgage loans	6,985	7,052
Policy loans	4,419	4,489
Real estate and real estate joint ventures	565	544
Other invested assets	724	314
Total investments	39,367	38,478
Cash and cash equivalents	111	448
Accrued investment income	409	419
Premiums, reinsurance and other receivables	65	75
Current income tax recoverable	13	91
Total assets designated to the closed block	39,965	39,511
Excess of closed block liabilities over assets designated to the closed block	2,863	2,903
AOCI:
Unrealized investment gains (losses), net of income tax	3,039	2,453
Unrealized gains (losses) on derivatives, net of income tax	257	97
Allocated to policyholder dividend obligation, net of income tax	(2,210)	(1,596)
Total amounts included in AOCI	1,086	954
Maximum future earnings to be recognized from closed block assets and liabilities	$3,949	$3,857

Information regarding the closed block policyholder dividend obligation was as follows:

	Six Months Ended June 30, 2020	Year Ended December 31, 2019
	(In millions)
Balance, beginning of period	$2,020	$428
Change in unrealized investment and derivative gains (losses)	778	1,592
Balance, end of period	$2,798	$2,020

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Closed Block (continued)

Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Revenues
Premiums	$371	$390	$738	$757
Net investment income	371	447	778	875
Net investment gains (losses)	10	(4)	(9)	(5)
Net derivative gains (losses)	(3)	9	23	12
Total revenues	749	842	1,530	1,639
Expenses
Policyholder benefits and claims	589	563	1,139	1,102
Policyholder dividends	217	231	436	459
Other expenses	25	28	52	57
Total expenses	831	822	1,627	1,618
Revenues, net of expenses before provision for income tax expense (benefit)	(82)	20	(97)	21
Provision for income tax expense (benefit)	(17)	4	(20)	4
Revenues, net of expenses and provision for income tax expense (benefit)	$(65)	$16	$(77)	$17

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

6. Investments
Fixed Maturity Securities Available-for-Sale
Fixed Maturity Securities Available-for-Sale by Sector
The following table presents the fixed maturity securities AFS by sector. U.S. corporate and foreign corporate sectors include redeemable preferred stock. Residential mortgage-backed securities (“RMBS”) includes agency, prime, alternative and sub-prime mortgage-backed securities. Asset-backed securities (“ABS”) includes securities collateralized by corporate loans and consumer loans. Municipals includes taxable and tax-exempt revenue bonds and, to a much lesser extent, general obligations of states, municipalities and political subdivisions. Commercial mortgage-backed securities (“CMBS”) primarily includes securities collateralized by multiple commercial mortgage loans. RMBS, ABS and CMBS are, collectively, “Structured Products.” In accordance with new guidance adopted January 1, 2020 regarding expected credit loss, securities that incurred a credit loss after December 31, 2019 and were still held as of June 30, 2020, are presented net of ACL. In accordance with previous guidance, both the temporary loss and OTTI loss are presented for securities that were in an unrealized loss position as of December 31, 2019.

	June 30, 2020					December 31, 2019
	Amortized Cost	ACL	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized			Estimated Fair Value
			Gains	Losses			Gains	Temporary Losses	OTTI Losses (1)
	(In millions)
U.S. corporate	$79,085	$(30)	$11,766	$709	$90,112	$79,115	$8,943	$305	$—	$87,753
Foreign government	57,964	(129)	8,260	389	65,706	58,840	8,710	321	—	67,229
Foreign corporate	58,346	(16)	5,765	1,278	62,817	59,342	5,540	717	—	64,165
U.S. government and agency	37,915	—	9,394	22	47,287	37,586	4,604	106	—	42,084
RMBS	29,963	(2)	1,999	85	31,875	27,051	1,535	72	(33)	28,547
ABS	16,603	—	127	406	16,324	14,547	83	88	—	14,542
Municipals	11,930	—	2,685	4	14,611	11,081	2,001	29	—	13,053
CMBS	11,067	—	483	277	11,273	10,093	396	42	—	10,447
Total fixed maturity securities AFS	$302,873	$(177)	$40,479	$3,170	$340,005	$297,655	$31,812	$1,680	$(33)	$327,820

__________________

(1)
Noncredit OTTI losses included in AOCI in an unrealized gain position are due to increases in estimated fair value subsequent to initial recognition of noncredit loss on such securities. See also “— Net Unrealized Investment Gains (Losses).”

Maturities of Fixed Maturity Securities AFS
The amortized cost, net of ACL, and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at June 30, 2020:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost, net of ACL	$15,497	$49,042	$56,906	$123,620	$57,631	$302,696
Estimated fair value	$15,676	$51,166	$63,218	$150,473	$59,472	$340,005

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Continuous Gross Unrealized Losses for Fixed Maturity Securities AFS by Sector
The following table presents the estimated fair value and gross unrealized losses of fixed maturity securities AFS in an unrealized loss position by sector and aggregated by length of time that the securities have been in a continuous unrealized loss position. Included in the table below are securities without an ACL as of June 30, 2020, in accordance with new guidance adopted January 1, 2020. Also included in the table below are all securities in an unrealized loss position as of December 31, 2019, in accordance with previous guidance.

	June 30, 2020				December 31, 2019
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$9,285	$617	$538	$89	$3,817	$107	$2,226	$198
Foreign government	4,420	244	1,259	130	3,295	149	1,490	172
Foreign corporate	11,997	1,021	1,794	254	3,188	133	5,873	584
U.S. government and agency	2,033	21	36	1	5,391	97	196	9
RMBS	2,620	69	188	15	2,341	25	584	14
ABS	7,191	249	3,127	157	3,692	22	4,843	66
Municipals	232	4	—	—	1,156	29	1	—
CMBS	3,469	235	400	42	1,926	16	487	26
Total fixed maturity securities AFS	$41,247	$2,460	$7,342	$688	$24,806	$578	$15,700	$1,069
Investment grade	$33,735	$1,840	$6,372	$549	$22,838	$437	$13,813	$821
Below investment grade	7,512	620	970	139	1,968	141	1,887	248
Total fixed maturity securities AFS	$41,247	$2,460	$7,342	$688	$24,806	$578	$15,700	$1,069
Total number of securities in an unrealized loss position	3,419		808		2,153		1,411

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
After the adoption of new guidance on January 1, 2020, in periods subsequent to the recognition of an initial ACL on a security, the Company reassesses credit loss quarterly. Subsequent increases or decreases in the expected cash flow from the security result in corresponding decreases or increases in the ACL which are recorded within net investment gains (losses); however, the previously recorded ACL is not reduced to an amount below zero. Full or partial write-offs are deducted from the ACL in the period the security, or a portion thereof, is considered uncollectible. Recoveries of amounts previously written off are recorded to the ACL in the period received. When the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost, any ACL is written off and the amortized cost is written down to estimated fair value through a charge within net investment gains (losses), which becomes the new amortized cost of the security.
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
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL increased $1.5 billion for the six months ended June 30, 2020 to $3.1 billion. The increase in gross unrealized losses for the six months ended June 30, 2020 was primarily attributable to widening credit spreads and movement in foreign currency exchange rates, partially offset by decreases in interest rates.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater were $688 million at June 30, 2020, or 22% of the total gross unrealized losses on securities without an ACL.
Investment Grade Fixed Maturity Securities AFS
Of the $688 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $549 million, or 80%, were related to 655 investment grade securities. Unrealized losses on investment grade securities are principally related to widening credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities AFS
Of the $688 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $139 million, or 20%, were related to 153 below investment grade securities. Unrealized losses on below investment grade securities are principally related to U.S. and foreign corporate securities (primarily industrial and consumer), foreign government securities and ABS and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty, as well as with respect to fixed-rate securities, rising interest rates since purchase. Management evaluates U.S. corporate and foreign corporate securities based on factors such as expected cash flows, financial condition and near-term and long-term prospects of the issuers. Management evaluates foreign government securities based on factors impacting the issuers such as expected cash flows, financial condition of the issuers and any country specific economic conditions or public sector programs to restructure foreign government securities. Management evaluates ABS based on actual and projected cash flows after considering the quality of underlying collateral, credit enhancements, expected prepayment speeds, current and forecasted loss severity, the payment terms of the underlying assets backing a particular security and the payment priority within the tranche structure of the security.
Current Period Evaluation
At June 30, 2020, with respect to securities in an unrealized loss position without an ACL, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Based on the Company’s current evaluation of its securities in an unrealized loss position without an ACL, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at June 30, 2020.
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

	U.S. Corporate	Foreign Government	Foreign Corporate	RMBS	Total
	(In millions)
Three Months Ended June 30, 2020
Balance, beginning of period	$51	$136	$—	$—	$187
ACL not previously recorded	7	3	16	2	28
Changes for securities with previously recorded ACL	(7)	(4)	—	—	(11)
Securities sold	(20)	(6)	—	—	(26)
Securities intended/required to be sold prior to recovery of amortized cost basis	(1)	—	—	—	(1)
Balance, end of period	$30	$129	$16	$2	$177

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

	U.S. Corporate	Foreign Government	Foreign Corporate	RMBS	Total
	(In millions)
Six Months Ended June 30, 2020
Balance, beginning of period	$—	$—	$—	$—	$—
ACL not previously recorded	58	139	16	2	215
Changes for securities with previously recorded ACL	(7)	(4)	—	—	(11)
Securities sold	(20)	(6)	—	—	(26)
Securities intended/required to be sold prior to recovery of amortized cost basis	(1)	—	—	—	(1)
Balance, end of period	$30	$129	$16	$2	$177
Equity Securities
Equity securities are summarized as follows at:

	June 30, 2020		December 31, 2019
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total

	(Dollars in millions)
Common stock	$739	66.9%	$944	70.3%
Non-redeemable preferred stock	366	33.1	398	29.7
Total equity securities	$1,105	100.0%	$1,342	100.0%

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
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2020		December 31, 2019
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$51,043	61.6%	$49,624	61.6%
Agricultural	17,167	20.7	16,695	20.7
Residential	15,060	18.2	14,316	17.8
Total amortized cost	83,270	100.5	80,635	100.1
Allowance for credit loss	(555)	(0.7)	(353)	(0.4)
Subtotal mortgage loans, net	82,715	99.8	80,282	99.7
Residential — FVO	175	0.2	188	0.2
Total mortgage loans held-for-investment, net	82,890	100.0	80,470	99.9
Mortgage loans held-for-sale	—	—	59	0.1
Total mortgage loans, net	$82,890	100.0%	$80,529	100.0%

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
The amount of net discounts, included within total amortized cost, primarily attributable to residential mortgage loans was $973 million and $867 million at June 30, 2020 and December 31, 2019, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at June 30, 2020 and December 31, 2019 was $189 million and $188 million; $179 million and $186 million; and $103 million and $94 million, respectively.
Purchases of mortgage loans, primarily residential, were $417 million and $1.7 billion for the three months and six months ended June 30, 2020, respectively, and $567 million and $1.9 billion for the three months and six months ended June 30, 2019, respectively.
Mortgage Loan Concessions
In response to the adverse economic impact of the COVID-19 Pandemic, the Company granted concessions to certain of its commercial, agricultural and residential mortgage loan borrowers, including payment deferrals and other loan modifications. The Company has elected the option under the Coronavirus Aid, Relief, and Economic Security Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) issued by bank regulatory agencies, not to account for or report qualifying concessions as troubled debt restructurings and does not classify such loans as either past due or nonaccrual during the payment deferral period. Additionally, in accordance with the FASB’s published response to a COVID-19 Pandemic technical inquiry, the Company continues to accrue interest income on such loans that have deferred payment. The Company records an allowance for credit loss on this accrued interest income.
Commercial
For some commercial mortgage loan borrowers (principally in the retail and hotel sectors), the Company granted concessions which were primarily interest and principal payment deferrals generally ranging from three to four months and, to a much lesser extent, maturity date extensions. Deferred commercial mortgage loan interest and principal payments were $64 million at June 30, 2020.
Agricultural
For some agricultural mortgage loan borrowers (principally in the annual crops and agribusiness sectors), the Company granted concessions which were primarily principal payment deferrals generally ranging from three to 12 months, and covenant changes and, to a much lesser extent, maturity date extensions. Deferred agricultural mortgage loan interest and principal payments were $9 million at June 30, 2020.
Residential
For some residential mortgage loan borrowers, the Company granted concessions which were primarily three-month interest and principal payment deferrals. Deferred residential mortgage loan interest and principal payments were $18 million at June 30, 2020.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Allowance for Credit Loss Rollforward by Portfolio Segment
The changes in the ACL, by portfolio segment, were as follows:

	Six Months Ended June 30,
	2020				2019
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$246	$52	$55	$353	$238	$46	$58	$342
Adoption of new credit loss guidance	(118)	35	161	78	—	—	—	—
Initial credit losses on PCD loans (1)	—	—	16	16	—	—	—	—
Provision (release)	47	6	62	115	8	2	9	19
Charge-offs, net of recoveries	—	(2)	(5)	(7)	—	—	(4)	(4)
Balance, end of period	$175	$91	$289	$555	$246	$48	$63	$357

__________________

(1)	Represents the initial credit losses on purchased mortgage loans accounted for as purchased financial assets with credit deterioration (“PCD”).
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Commercial and Agricultural Mortgage Loan Portfolio Segments
Commercial and agricultural mortgage loan ACL are calculated in a similar manner. Within each loan portfolio segment, commercial and agricultural, loans are pooled by internal risk rating. Estimated lifetime loss rates, which vary by internal risk rating, are applied to the amortized cost of each loan, excluding accrued investment income, on a quarterly basis to develop the ACL. Internal risk ratings are based on an assessment of the loan’s credit quality, which can change over time. The estimated lifetime loss rates are based on several loan portfolio segment-specific factors, including (i) the Company’s experience with defaults and loss severity, (ii) expected default and loss severity over the forecast period, (iii) current and forecasted economic conditions including growth, inflation, interest rates and unemployment levels, (iv) loan specific characteristics including loan-to-value ratios, and (v) internal risk ratings. These evaluations are revised as conditions change and new information becomes available. The Company uses its several decades of historical default and loss severity experience which capture multiple economic cycles. The Company uses a forecast of economic assumptions for a two-year period for most of its commercial and agricultural mortgage loans, while a one-year period is used for loans originated in certain markets. After the applicable forecast period, the Company reverts to its historical loss experience using a straight-line basis over two years. For evaluations of commercial mortgage loans, in addition to historical experience, management considers factors that include the impact of a rapid change to the economy, which may not be reflected in the loan portfolio, recent loss and recovery trend experience as compared to historical loss and recovery experience, and loan specific characteristics including debt service coverage ratios. In estimating lifetime credit loss expected over the term of its commercial mortgage loans, the Company adjusts for expected prepayment and extension experience during the forecast period using historical prepayment and extension experience considering the expected position in the economic cycle and the loan profile (i.e., floating rate, shorter-term fixed rate and longer-term fixed rate) and after the forecast period using long-term historical prepayment experience. For evaluations of agricultural mortgage loans, in addition to historical experience, management considers factors that include increased stress in certain sectors, which may be evidenced by higher delinquency rates, or a change in the number of higher risk loans. In estimating lifetime credit loss expected over the term of its agricultural mortgage loans, the Company’s experience is much less sensitive to the position in the economic cycle and by loan profile; accordingly, historical prepayment experience is used, while extension terms are not prevalent with the Company’s agricultural mortgage loans.
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
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at June 30, 2020:

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$2,353	$5,910	$6,642	$4,549	$5,307	$11,489	$2,724	$38,974	76.4%
65% to 75%	704	3,095	1,896	1,448	767	1,507	—	9,417	18.4
76% to 80%	2	124	—	267	301	185	—	879	1.7
Greater than 80%	24	27	223	453	133	913	—	1,773	3.5
Total	$3,083	$9,156	$8,761	$6,717	$6,508	$14,094	$2,724	$51,043	100.0%
Debt service coverage ratios:
> 1.20x	$2,980	$8,558	$8,342	$6,193	$6,188	$12,997	$2,724	$47,982	94.0%
1.00x - 1.20x	—	82	113	122	320	902	—	1,539	3.0
<1.00x	103	516	306	402	—	195	—	1,522	3.0
Total	$3,083	$9,156	$8,761	$6,717	$6,508	$14,094	$2,724	$51,043	100.0%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at June 30, 2020:

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$1,283	$2,418	$3,148	$1,131	$2,688	$4,395	$964	$16,027	93.4%
65% to 75%	66	159	86	46	177	552	—	1,086	6.3
76% to 80%	—	—	—	—	—	12	—	12	0.1
Greater than 80%	—	—	—	—	—	42	—	42	0.2
Total	$1,349	$2,577	$3,234	$1,177	$2,865	$5,001	$964	$17,167	100.0%

The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at June 30, 2020:

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$562	$3,106	$1,293	$449	$257	$8,996	$—	$14,663	97.4%
Nonperforming (1)	3	11	14	11	10	348	—	397	2.6
Total	$565	$3,117	$1,307	$460	$267	$9,344	$—	$15,060	100.0%
__________________

(1)	Includes residential mortgage loans in process of foreclosure of $113 million and $118 million at June 30, 2020 and December 31, 2019, respectively.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both June 30, 2020 and December 31, 2019. The Company defines delinquency consistent with industry practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL, by portfolio segment, were as follows:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
	(In millions)
Commercial	$8	$10	$6	$9	$174	$176
Agricultural	277	129	84	7	199	137
Residential	397	452	43	35	354	418
Total	$682	$591	$133	$51	$727	$731
The amortized cost for nonaccrual commercial, agricultural and residential mortgage loans at beginning of year 2019 was $176 million, $105 million and $436 million, respectively. The amortized cost for nonaccrual agricultural mortgage loans with no ACL was $144 million and $93 million at June 30, 2020 and December 31, 2019, respectively. There were no nonaccrual commercial or residential mortgage loans without an ACL at either June 30, 2020 or December 31, 2019.
Purchased Investments with Credit Deterioration
Investments that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination are classified as PCD. The amortized cost for PCD investments is the purchase price plus an ACL for the initial estimate of expected credit losses established upon purchase. Subsequent changes in the ACL on PCD investments are recorded through credit loss expense. The non-credit discount or premium is accreted or amortized to net investment income on an effective yield basis.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

The following table reconciles the contractual principal to the purchase price of PCD investments:

	Six Months Ended June 30, 2020
	Contractual Principal	ACL at Acquisition	Non-Credit (Discount) Premium	Purchase Price
	(In millions)
PCD residential mortgage loans	$512	$(16)	$(18)	$478

Real Estate and Real Estate Joint Ventures
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method real estate joint ventures. Real estate investments, by income type, as well as income earned, are as follows at and for the periods indicated:

	June 30, 2020	December 31, 2019	Three Months Ended June 30,		Six Months Ended June 30,
			2020	2019	2020	2019
	Carrying Value		Income
	(In millions)
Leased real estate investments	$5,182	$4,893	$101	$90	$207	$182
Other real estate investments	417	420	24	56	59	90
Real estate joint ventures	5,925	5,428	(23)	33	1	37
Total real estate and real estate joint ventures	$11,524	$10,741	$102	$179	$267	$309

The carrying value of real estate investments acquired through foreclosure was $27 million and $36 million at June 30, 2020 and December 31, 2019, respectively. Depreciation expense on real estate investments was $31 million and $59 million for the three months and six months ended June 30, 2020, respectively, and $25 million and $48 million for the three months and six months ended June 30, 2019, respectively. Real estate investments were net of accumulated depreciation of $1.0 billion and $957 million at June 30, 2020 and December 31, 2019, respectively.
As a result of the COVID-19 Pandemic, earnings from certain of the Company’s equity method real estate joint ventures were reduced for the three months and six months ended June 30, 2020, principally hotel properties. Certain of these real estate joint ventures have granted some lessees COVID-19 Pandemic-related lease concessions. See “— Leases — Lease Concessions.”
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
See Note 8 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report for a summary of leased real estate investments and income earned, by property type.

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
In accordance with new guidance adopted January 1, 2020 regarding expected credit loss, the Company records an allowance for expected credit loss in an amount that represents the portion of the investment in leases that the Company does not expect to collect, resulting in the investment in leases being presented at the net amount expected to be collected. In determining the ACL, management: (i) pools leases that share similar risk characteristics, (ii) considers lifetime credit loss expected over the contractual term of the lease, and (iii) considers past events, current economic conditions and forecasts of future economic conditions. Leases with dissimilar risk characteristics are evaluated individually for credit loss. Lifetime credit loss on leveraged lease receivables is estimated using a probability of default and loss given default model, where the probability of default incorporates third party credit ratings of the lessee and the related historical default data. Direct financing leases principally relate to leases of commercial real estate; accordingly, lifetime credit loss is estimated on such lease receivables consistent with the methodology for commercial mortgage loans (see “— Mortgage Loans — Allowance for Credit Loss Methodology”). The Company also assesses the non-guaranteed residual values for recoverability by comparison to the current estimated fair value of the leased asset and considers other relevant market information such as independent third-party forecasts, consulting, asset brokerage and investment banking reports and data, comparable market transactions, and factors such as the competitive dynamics impacting specific industries, technological change and obsolescence, government and regulatory rules, tax policy, potential environmental liabilities and litigation.
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
The investment in leveraged and direct financing leases, net of ACL, was $888 million and $1.2 billion, respectively, at June 30, 2020. The ACL for leveraged and direct financing leases was $68 million at June 30, 2020. The investment in leveraged and direct financing leases was $1.1 billion and $1.2 billion, respectively, at December 31, 2019.
Lease Concessions
In response to the adverse economic impact of the COVID-19 Pandemic, the Company granted concessions to certain of its lessees (operating and direct financing leases), primarily in the form of rent deferrals. In accordance with a Question and Answer document issued by the FASB in response to the COVID-19 Pandemic, the Company has elected not to evaluate whether such lease concessions are lease modifications, continues to accrue income on such leases and records rent receivables on real estate operating leases. The rent deferrals generally range from one to six months for operating leases and three to six months for commercial real estate direct financing leases. Deferred rental payments for both operating and direct financing leases were $11 million at June 30, 2020. The Company has interests in certain unconsolidated real estate joint ventures which have granted COVID-19 Pandemic-related lease concessions.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $12.3 billion and $8.6 billion at June 30, 2020 and December 31, 2019, respectively.

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
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	June 30, 2020	December 31, 2019
	(In millions)
Fixed maturity securities AFS	$37,287	$30,050
Fixed maturity securities AFS with noncredit OTTI losses included in AOCI	—	33
Total fixed maturity securities AFS	37,287	30,083
Derivatives	5,357	2,209
Other	442	310
Subtotal	43,086	32,602
Amounts allocated from:
Future policy benefits	(2,218)	(1,019)
DAC, VOBA and DSI	(3,670)	(2,716)
Policyholder dividend obligation	(2,798)	(2,020)
Subtotal	(8,686)	(5,755)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	—	(4)
Deferred income tax benefit (expense)	(8,469)	(6,846)
Net unrealized investment gains (losses)	25,931	19,997
Net unrealized investment gains (losses) attributable to noncontrolling interests	(18)	(16)
Net unrealized investment gains (losses) attributable to MetLife, Inc.	$25,913	$19,981

The changes in net unrealized investment gains (losses) were as follows:

Six Months Ended June 30, 2020
(In millions)
Balance, beginning of period	$19,981
Fixed maturity securities AFS on which noncredit OTTI losses have been recognized	(33)
Unrealized investment gains (losses) during the period	10,517
Unrealized investment gains (losses) relating to:
Future policy benefits	(1,199)
DAC, VOBA and DSI	(954)
Policyholder dividend obligation	(778)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	4
Deferred income tax benefit (expense)	(1,623)
Net unrealized investment gains (losses)	25,915
Net unrealized investment gains (losses) attributable to noncontrolling interests	(2)
Balance, end of period	$25,913
Change in net unrealized investment gains (losses)	$5,934
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	(2)
Change in net unrealized investment gains (losses) attributable to MetLife, Inc.	$5,932

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Concentrations of Credit Risk
Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at estimated fair value at June 30, 2020 and December 31, 2019, were in fixed income securities of the Japanese government and its agencies of $33.4 billion and $33.7 billion, respectively, and in fixed income securities of the South Korean government and its agencies of $7.3 billion and $7.3 billion, respectively.
Securities Lending, Repurchase Agreements and Federal Home Loan Bank of Boston Advance Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of the outstanding securities lending, repurchase agreements and Federal Home Loan Bank (“FHLB”) of Boston short-term advance agreements is as follows:

	June 30, 2020			December 31, 2019
	Securities (1)			Securities (1)
	Estimated Fair Value	Cash Collateral Received from Counterparties (2), (3)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2), (3)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$18,987	$19,456	$19,572	$16,926	$17,369	$17,451
Repurchase agreements	$3,244	$3,200	$3,216	$2,333	$2,310	$2,320
FHLB of Boston advance agreements	$1,119	$800	$833	$1,083	$800	$843
__________________

(1)	Securities on loan or securities pledged in connection with these programs are included within fixed maturity securities AFS, short-term investments and cash equivalents.

(2)
In connection with securities lending and repurchase agreements, in addition to cash collateral received, the Company received from counterparties security collateral of $25 million and $0 at June 30, 2020 and December 31, 2019, respectively, which is not reflected on the consolidated financial statements.

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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Contractual Maturities
A summary of the remaining contractual maturities of securities lending, repurchase agreements and FHLB of Boston short-term advance agreements is as follows:

	June 30, 2020					December 31, 2019
	Remaining Maturities					Remaining Maturities
	Open (1)	1 Month or Less	Over 1 to 6 Months	Over 6 Months to 1 Year	Total	Open (1)	1 Month or Less	Over 1 to 6 Months	Over 6 Months to 1 Year	Total
	(In millions)
Cash collateral liability by loaned security type:
Securities lending:
U.S. government and agency	$4,574	$9,723	$3,988	$—	$18,285	$2,928	$6,676	$6,663	$—	$16,267
Foreign government	—	202	890	—	1,092	—	259	767	—	1,026
Agency RMBS	—	70	—	—	70	—	76	—	—	76
U.S. corporate	9	—	—	—	9	—	—	—	—	—
Total	$4,583	$9,995	$4,878	$—	$19,456	$2,928	$7,011	$7,430	$—	$17,369

Repurchase agreements:
U.S. government and agency	$—	$3,200	$—	$—	$3,200	$—	$2,310	$—	$—	$2,310
Cash collateral liability by pledged security type: (2)
FHLB of Boston:
Municipals	$—	$250	$550	$—	$800	$—	$250	$475	$75	$800
__________________

(1)	The related loaned security could be returned to the Company on the next business day, which would require the Company to immediately return the cash collateral.

(2)	The Company is permitted to withdraw any portion of the pledged collateral over the minimum collateral requirement at any time, other than in the event of a default by the Company.
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

	June 30, 2020	December 31, 2019
	(In millions)
Invested assets on deposit (regulatory deposits)	$1,856	$2,034
Invested assets held in trust (collateral financing arrangement and reinsurance agreements)	3,233	2,991
Invested assets pledged as collateral (1)	27,765	24,493
Total invested assets on deposit, held in trust and pledged as collateral	$32,854	$29,518
__________________

(1)
The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements, secured debt, a collateral financing arrangement (see Notes 4, 13 and 14 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report) and derivative transactions (see Note 7).

See “— Securities Lending, Repurchase Agreements and Federal Home Loan Bank of Boston Advance Agreements” for information regarding securities supporting securities lending, repurchase agreement transactions and FHLB of Boston short-term advance agreements and Note 5 for information regarding investments designated to the closed block. In addition, the Company’s investment in FHLB common stock, which is considered restricted until redeemed by the issuers, was $848 million and $809 million, at redemption value, at June 30, 2020 and December 31, 2019, respectively.
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
The following table presents the total assets and total liabilities relating to investment-related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	June 30, 2020		December 31, 2019
	Total Assets (1)	Total Liabilities	Total Assets (1)	Total Liabilities
	(In millions)
Investment funds	$218	$1	$207	$1
Renewable energy partnership	91	—	94	—
Other investments	12	5	10	5
Total	$321	$6	$311	$6
__________________

(1)	Assets of the investment funds, renewable energy partnership and other investments primarily consisted of other invested assets.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	June 30, 2020		December 31, 2019
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured Products (2)	$57,150	$57,150	$51,962	$51,962
U.S. and foreign corporate	2,036	2,036	1,764	1,764
Foreign government	134	134	136	136
Other limited partnership interests	6,770	13,431	6,674	12,016
Other invested assets	1,388	1,491	1,495	1,621
Other investments	537	584	450	497
Total	$68,015	$74,826	$62,481	$67,996
__________________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $5 million and $6 million at June 30, 2020 and December 31, 2019, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 15, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for either the six months ended June 30, 2020 or 2019.
The Company securitizes certain residential mortgage loans and acquires an interest in the related RMBS issued. While the Company has a variable interest in the issuer of the securities, it is not the primary beneficiary of the issuer of the securities since it does not have any rights to remove the servicer or veto rights over the servicer’s actions. The estimated fair value of the related RMBS acquired in connection with the securitizations is included in the carrying amount and maximum exposure to loss for Structured Products presented in the table above. For both the three months and six months ended June 30, 2019, the carrying value and the estimated fair value of residential mortgage loans securitized were $443 million and $467 million, respectively, resulting in a gain of $24 million which is included within net investment gains (losses). The estimated fair value of RMBS acquired in connection with the securitizations was $133 million at June 30, 2019. See Note 8 for information on how the estimated fair value of mortgage loans and RMBS is determined, the valuation approaches and key inputs, their placement in the fair value hierarchy and, for certain RMBS, quantitative information about the significant unobservable inputs and the sensitivity of their estimated fair value to changes in those inputs.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Investment income:
Fixed maturity securities AFS	$2,787	$3,024	$5,662	$5,963
Equity securities	11	15	25	32
FVO Securities (1)	114	38	36	93
Mortgage loans	862	943	1,746	1,855
Policy loans	124	129	250	257
Real estate and real estate joint ventures	102	179	267	309
Other limited partnership interests	(607)	243	(287)	366
Cash, cash equivalents and short-term investments	52	113	144	241
Operating joint ventures	31	38	56	56
Other	29	71	131	149
Subtotal	3,505	4,793	8,030	9,321
Less: Investment expenses	236	361	560	717
Subtotal, net	3,269	4,432	7,470	8,604
Unit-linked investments (1)	818	261	(322)	997
Net investment income	$4,087	$4,693	$7,148	$9,601
__________________

(1)
Changes in estimated fair value subsequent to purchase for investments still held as of the end of the respective periods and included in net investment income were principally from contractholder-directed equity securities supporting unit-linked variable annuity type liabilities (“Unit-linked investments”), and were $766 million and ($322) million for the three months and six months ended June 30, 2020, respectively, and $149 million and $757 million for the three months and six months ended June 30, 2019, respectively.

The Company invests in real estate joint ventures, other limited partnership interests and tax credit and renewable energy partnerships, and also does business through certain operating joint ventures, the majority of which are accounted for under the equity method. Net investment income (loss) from such investments totaled ($688) million and ($365) million for the three months and six months ended June 30, 2020, respectively, and $241 million and $330 million for the three months and six months ended June 30, 2019, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Total gains (losses) on fixed maturity securities AFS:
Net credit loss (provision) release (1)	$(8)	$—	$(223)	$(10)
Net gains (losses) on sales and disposals	158	138	377	124
Total gains (losses) on fixed maturity securities AFS	150	138	154	114
Total gains (losses) on equity securities:
Net gains (losses) on sales and disposals	3	4	11	47
Change in estimated fair value (2)	69	(6)	(223)	58
Total gains (losses) on equity securities	72	(2)	(212)	105
Mortgage loans	(80)	14	(143)	(1)
Real estate and real estate joint ventures	2	1	3	6
Other limited partnership interests	1	—	5	—
Other (3), (4)	97	(42)	122	(110)
Subtotal	242	109	(71)	114
Change in estimated fair value of other limited partnership interests and real estate joint ventures	(13)	3	(12)	(12)
Non-investment portfolio gains (losses)	2	(51)	26	(26)
Subtotal	(11)	(48)	14	(38)
Total net investment gains (losses)	$231	$61	$(57)	$76

__________________

(1)
Net credit loss provision by sector for industrial corporate securities and RMBS for the six months ended June 30, 2019 were $8 million and $2 million, respectively. See “— Rollforward of Allowance for Credit Loss for Fixed Maturity Securities AFS By Sector.” Due to the adoption of new guidance on January 1, 2020, prior period OTTI loss is presented as credit loss.

(2)
Changes in estimated fair value subsequent to purchase for equity securities still held as of the end of the period included in net investment gains (losses) were $63 million and ($193) million for the three months and six months ended June 30, 2020, respectively, and ($1) million and $92 million for the three months and six months ended June 30, 2019, respectively.

(3)
Other gains (losses) included a leveraged lease gain of $81 million for both the three months and six months ended June 30, 2020 and a de-designated cash flow hedge gain of $43 million and $55 million for the three months and six months ended June 30, 2020, respectively.

(4)
Other gains (losses) for the three months and six months ended June 30, 2019 included tax credit partnership impairment losses of $14 million and $92 million, respectively, and a renewable energy partnership disposal gain of $46 million for the six months ended June 30, 2019.

Gains (losses) from foreign currency transactions included within net investment gains (losses) were $19 million and $70 million for the three months and six months ended June 30, 2020, respectively, and $25 million and $39 million for the three months and six months ended June 30, 2019, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Fixed Maturity Securities AFS - Sales and Disposals and Credit Loss
Sales of securities are determined on a specific identification basis. Proceeds from sales or disposals and the components of net investment gains (losses) were as shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Proceeds	$9,981	$13,895	$22,070	$29,720
Gross investment gains	$424	$262	$761	$467
Gross investment losses	(266)	(124)	(384)	(343)
Net credit loss (provision) release	(8)	—	(223)	(10)
Net investment gains (losses)	$150	$138	$154	$114

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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		June 30, 2020			December 31, 2019
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$3,220	$3,401	$13	$2,369	$2,667	$2
Foreign currency swaps	Foreign currency exchange rate	1,073	45	1	1,304	16	17
Foreign currency forwards	Foreign currency exchange rate	2,036	10	28	2,336	1	40
Subtotal		6,329	3,456	42	6,009	2,684	59
Cash flow hedges:
Interest rate swaps	Interest rate	4,972	124	35	3,675	145	27
Interest rate forwards	Interest rate	8,038	871	64	7,364	83	144
Foreign currency swaps	Foreign currency exchange rate	37,278	3,165	1,971	36,983	1,627	1,430
Subtotal		50,288	4,160	2,070	48,022	1,855	1,601
NIFO hedges:
Foreign currency forwards	Foreign currency exchange rate	595	24	6	1,059	—	10
Currency options	Foreign currency exchange rate	3,200	68	—	4,200	33	91
Subtotal		3,795	92	6	5,259	33	101
Total qualifying hedges		60,412	7,708	2,118	59,290	4,572	1,761
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	51,032	4,269	83	58,083	2,867	185
Interest rate floors	Interest rate	12,701	436	—	12,701	155	—
Interest rate caps	Interest rate	55,631	21	—	42,622	18	5
Interest rate futures	Interest rate	1,779	2	—	2,423	2	3
Interest rate options	Interest rate	27,650	1,007	—	27,344	764	1
Interest rate forwards	Interest rate	130	3	1	129	1	2
Interest rate total return swaps	Interest rate	1,048	79	6	1,048	5	49
Synthetic GICs	Interest rate	34,921	—	—	30,341	—	—
Foreign currency swaps	Foreign currency exchange rate	14,238	1,130	635	13,699	644	461
Foreign currency forwards	Foreign currency exchange rate	13,674	60	443	13,507	50	393
Currency futures	Foreign currency exchange rate	883	—	6	880	7	—
Currency options	Foreign currency exchange rate	1,800	—	—	1,801	—	—
Credit default swaps — purchased	Credit	3,031	25	105	2,944	4	102
Credit default swaps — written	Credit	10,780	120	13	11,520	272	1
Equity futures	Equity market	4,461	3	45	4,540	6	8
Equity index options	Equity market	24,873	975	409	27,105	694	677
Equity variance swaps	Equity market	937	33	12	1,115	23	19
Equity total return swaps	Equity market	2,250	—	125	761	—	70
Total non-designated or nonqualifying derivatives		261,819	8,163	1,883	252,563	5,512	1,976
Total		$322,231	$15,871	$4,001	$311,853	$10,084	$3,737

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both June 30, 2020 and December 31, 2019. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules, (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship, (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income, and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

The Effects of Derivatives on the Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
The following table presents the interim condensed consolidated financial statement location and amount of gain (loss) recognized on fair value, cash flow, NIFO, nonqualifying hedging relationships and embedded derivatives:

	Three Months Ended June 30, 2020
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(1)	$—	$—	$(31)	$—	$—	N/A
Hedged items	4	—	—	17	—	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(5)	2	—	—	—	—	N/A
Hedged items	5	(3)	—	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	(14)	—	—	—	—	N/A
Subtotal	3	(15)	—	(14)	—	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(108)
Amount of gains (losses) reclassified from AOCI into income	9	42	—	—	—	—	(51)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(445)
Amount of gains (losses) reclassified from AOCI into income	1	287	—	—	—	1	(289)
Foreign currency transaction gains (losses) on hedged items	—	(250)	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(86)
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	10	79	—	—	—	1	(979)
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	N/A	N/A	N/A	N/A	N/A	(11)
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	(1)
Subtotal	N/A	N/A	N/A	N/A	N/A	N/A	(12)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	(2)	—	(212)	19	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	(132)	(1)	—	—	N/A
Credit derivatives — purchased (1)	—	—	(61)	—	—	—	N/A
Credit derivatives — written (1)	—	—	162	—	—	—	N/A
Equity derivatives (1)	—	—	(1,043)	(99)	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(3)	—	—	—	N/A
Subtotal	(2)	—	(1,289)	(81)	—	—	N/A
Earned income on derivatives	69	—	208	44	(38)	—	—
Embedded derivatives (2)	N/A	N/A	371	—	N/A	N/A	N/A
Total	$80	$64	$(710)	$(51)	$(38)	$1	$(991)

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

	Six Months Ended June 30, 2020
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(12)	$—	$—	$743	$—	$—	N/A
Hedged items	9	—	—	(752)	—	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	67	14	—	—	—	—	N/A
Hedged items	(60)	(13)	—	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	(34)	—	—	—	—	N/A
Subtotal	4	(33)	—	(9)	—	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$1,903
Amount of gains (losses) reclassified from AOCI into income	15	48	—	—	—	1	(64)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	1,169
Amount of gains (losses) reclassified from AOCI into income	1	(164)	—	—	—	1	162
Foreign currency transaction gains (losses) on hedged items	—	203	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(24)
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	16	87	—	—	—	2	3,146
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	N/A	N/A	N/A	N/A	N/A	99
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	(3)
Subtotal	N/A	N/A	N/A	N/A	N/A	N/A	96
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	(6)	—	3,965	67	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	3	(9)	—	—	N/A
Credit derivatives — purchased (1)	—	—	12	—	—	—	N/A
Credit derivatives — written (1)	—	—	(149)	—	—	—	N/A
Equity derivatives (1)	—	—	516	109	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(160)	—	—	—	N/A
Subtotal	(6)	—	4,187	167	—	—	N/A
Earned income on derivatives	146	—	355	83	(82)	—	—
Embedded derivatives (2)	N/A	N/A	(1,051)	—	N/A	N/A	N/A
Total	$160	$54	$3,491	$241	$(82)	$2	$3,242

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

(2)
The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($110) million and $75 million for the three months and six months ended June 30, 2020, respectively, and ($13) million and ($75) million for the three months and six months ended June 30, 2019, respectively.

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
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
	(In millions)
Fixed maturity securities AFS	$2,635	$2,736	$(1)	$(1)
Mortgage loans	$816	$1,159	$21	$2
Future policy benefits	$(5,747)	$(4,475)	$(1,660)	$(908)
__________________

(1)	At both June 30, 2020 and December 31, 2019, the hedging adjustments on discontinued hedging relationships includes ($1) million.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were $32 million and $27 million for the three months and six months ended June 30, 2020, respectively, and $57 million and $58 million for the three months and six months ended June 30, 2019, respectively.
At June 30, 2020 and December 31, 2019, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed nine years and eight years, respectively.
At June 30, 2020 and December 31, 2019, the balance in AOCI associated with cash flow hedges was $5.4 billion and $2.2 billion, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At June 30, 2020, the Company expected to reclassify ($1) million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.

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
At June 30, 2020 and December 31, 2019, the cumulative foreign currency translation gain (loss) recorded in AOCI related to NIFO hedges was $244 million and $148 million, respectively. At June 30, 2020 and December 31, 2019, the carrying amount of debt designated as a non-derivative hedging instrument was $390 million and $387 million, respectively.
Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the effects of derivatives on the interim condensed consolidated statements of operations and comprehensive income (loss) table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $10.8 billion and $11.5 billion at June 30, 2020 and December 31, 2019, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At June 30, 2020 and December 31, 2019, the Company would have received $107 million and $271 million, respectively, to terminate all of these contracts.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	June 30, 2020			December 31, 2019
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$4	$247	1.9	$4	$298	1.7
Credit default swaps referencing indices	16	2,106	2.0	35	2,175	2.2
Subtotal	20	2,353	2.0	39	2,473	2.2
Baa
Single name credit default swaps (3)	1	266	2.4	3	216	1.5
Credit default swaps referencing indices	88	7,988	5.0	203	8,539	5.0
Subtotal	89	8,254	4.9	206	8,755	4.9
Ba
Single name credit default swaps (3)	(1)	20	2.2	—	9	5.0
Subtotal	(1)	20	2.2	—	9	5.0
B
Single name credit default swaps (3)	—	—	—	—	10	0.5
Credit default swaps referencing indices	(1)	153	4.6	26	273	5.0
Subtotal	(1)	153	4.6	26	283	4.8
Total	$107	$10,780	4.3	$271	$11,520	4.3
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	June 30, 2020		December 31, 2019
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$15,493	$3,845	$9,574	$3,624
OTC-cleared (1)	526	116	606	81
Exchange-traded	5	51	15	11
Total gross estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1)	16,024	4,012	10,195	3,716
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,860)	(2,860)	(2,664)	(2,664)
OTC-cleared	(33)	(33)	(38)	(38)
Exchange-traded	—	—	(2)	(2)
Cash collateral: (3), (4)
OTC-bilateral	(9,896)	—	(5,317)	—
OTC-cleared	(467)	(6)	(560)	(4)
Exchange-traded	—	(12)	—	(5)
Securities collateral: (5)
OTC-bilateral	(2,557)	(886)	(1,521)	(935)
OTC-cleared	—	(69)	—	(39)
Exchange-traded	—	(39)	—	(4)
Net amount after application of master netting agreements and collateral	$211	$107	$93	$25
__________________

(1)
At June 30, 2020 and December 31, 2019, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $153 million and $111 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of $11 million and ($21) million, respectively.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At June 30, 2020 and December 31, 2019, the Company received excess cash collateral of $314 million and $389 million, respectively, and provided excess cash collateral of $264 million and $266 million, respectively, which is not included in the table above due to the foregoing limitation.

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at June 30, 2020, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At June 30, 2020 and December 31, 2019, the Company received excess securities collateral with an estimated fair value of $201 million and $156 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At June 30, 2020 and December 31, 2019, the Company provided excess securities collateral with an estimated fair value of $139 million and $189 million, respectively, for its OTC-bilateral derivatives, and $2.4 billion and $1.0 billion, respectively, for its OTC-cleared derivatives, and $271 million and $143 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the collateral amount owed by that counterparty reaches a minimum transfer amount. All of the Company’s netting agreements for derivatives contain provisions that require both the Company and the counterparty to maintain a specific investment grade credit rating from each of Moody’s and S&P. If a party’s credit or financial strength rating, as applicable, were to fall below that specific investment grade credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement and payment based on such party’s reasonable valuation of the derivatives. A small number of these arrangements also include credit-contingent provisions that include a threshold above which collateral must be posted. Such agreements provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the credit ratings of MetLife, Inc. and/or the counterparty. At June 30, 2020, the amount of collateral not provided by the Company due to the existence of these thresholds was $15 million.
The following table presents the estimated fair value of the Company’s OTC-bilateral derivatives that were in a net liability position after considering the effect of netting agreements, together with the estimated fair value and balance sheet location of the collateral pledged.

	June 30, 2020			December 31, 2019
	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total
	(In millions)
Estimated Fair Value of Derivatives in a Net Liability Position (1)	$859	$126	$985	$874	$85	$959
Estimated Fair Value of Collateral Provided:
Fixed maturity securities AFS	$810	$130	$940	$983	$80	$1,063
__________________

(1)	After taking into consideration the existence of netting agreements.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	June 30, 2020	December 31, 2019
		(In millions)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$69	$60
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$1,411	$312
Assumed guaranteed minimum benefits	Policyholder account balances	397	312
Funds withheld on ceded reinsurance	Other liabilities	46	36
Fixed annuities with equity indexed returns	Policyholder account balances	105	130
Other guarantees	Policyholder account balances	35	12
Embedded derivatives within liability host contracts		$1,994	$802

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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	June 30, 2020
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$80,921	$9,191	$90,112
Foreign government	—	65,649	57	65,706
Foreign corporate	—	51,276	11,541	62,817
U.S. government and agency	22,074	25,213	—	47,287
RMBS	477	27,730	3,668	31,875
ABS	—	15,394	930	16,324
Municipals	—	14,611	—	14,611
CMBS	—	10,494	779	11,273
Total fixed maturity securities AFS	22,551	291,288	26,166	340,005
Equity securities	556	176	373	1,105
Unit-linked and FVO Securities (1)	9,406	1,916	589	11,911
Short-term investments (2)	3,019	1,836	7	4,862
Residential mortgage loans — FVO	—	—	175	175
Other investments	70	174	491	735
Derivative assets: (3)
Interest rate	2	9,258	953	10,213
Foreign currency exchange rate	—	4,474	28	4,502
Credit	—	126	19	145
Equity market	3	957	51	1,011
Total derivative assets	5	14,815	1,051	15,871
Embedded derivatives within asset host contracts (4)	—	—	69	69
Separate account assets (5)	84,717	101,559	1,067	187,343
Total assets (6)	$120,324	$411,764	$29,988	$562,076
Liabilities
Derivative liabilities: (3)
Interest rate	$—	$131	$71	$202
Foreign currency exchange rate	6	2,918	166	3,090
Credit	—	114	4	118
Equity market	45	534	12	591
Total derivative liabilities	51	3,697	253	4,001
Embedded derivatives within liability host contracts (4)	—	—	1,994	1,994
Separate account liabilities (5)	1	27	11	39
Total liabilities	$52	$3,724	$2,258	$6,034

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	December 31, 2019
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$81,501	$6,252	$87,753
Foreign government	—	67,112	117	67,229
Foreign corporate	—	56,188	7,977	64,165
U.S. government and agency	21,058	21,026	—	42,084
RMBS	3	25,682	2,862	28,547
ABS	—	13,326	1,216	14,542
Municipals	—	13,046	7	13,053
CMBS	—	10,067	380	10,447
Total fixed maturity securities AFS	21,061	287,948	18,811	327,820
Equity securities	794	118	430	1,342
Unit-linked and FVO Securities (1)	10,598	1,879	625	13,102
Short-term investments (2)	2,042	1,108	32	3,182
Residential mortgage loans — FVO	—	—	188	188
Other investments	74	160	455	689
Derivative assets: (3)
Interest rate	2	6,616	89	6,707
Foreign currency exchange rate	7	2,336	35	2,378
Credit	—	244	32	276
Equity market	6	686	31	723
Total derivative assets	15	9,882	187	10,084
Embedded derivatives within asset host contracts (4)	—	—	60	60
Separate account assets (5)	86,790	100,668	987	188,445
Total assets (6)	$121,374	$401,763	$21,775	$544,912
Liabilities
Derivative liabilities: (3)
Interest rate	$3	$220	$195	$418
Foreign currency exchange rate	—	2,324	118	2,442
Credit	—	102	1	103
Equity market	8	747	19	774
Total derivative liabilities	11	3,393	333	3,737
Embedded derivatives within liability host contracts (4)	—	—	802	802
Separate account liabilities (5)	1	14	7	22
Total liabilities	$12	$3,407	$1,142	$4,561
__________________

(1)	Unit-linked and FVO Securities were primarily comprised of Unit-linked investments at both June 30, 2020 and December 31, 2019.

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

(6)
Total assets included in the fair value hierarchy exclude other limited partnership interests that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. At June 30, 2020 and December 31, 2019, the estimated fair value of such investments was $75 million and $95 million, respectively.

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

					June 30, 2020				December 31, 2019				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	—	-	187	112	5	-	145	110	Increase
	•	Market pricing	•	Quoted prices (4)	20	-	112	96	25	-	131	100	Increase
	•	Consensus pricing	•	Offered quotes (4)	50	-	111	100	81	-	109	102	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	132	95	—	-	119	95	Increase (5)
ABS	•	Market pricing	•	Quoted prices (4)	3	-	111	96	3	-	119	98	Increase (5)
	•	Consensus pricing	•	Offered quotes (4)	—	-	—	—	99	-	104	100	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	66	-	158	123	190	-	251		Increase (7)
			•	Repurchase rates (8)	(8)	-	10	(2)	(6)	-	6		Decrease (7)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	(165)	-	237	(108)	(125)	-	328		Increase (7)
Credit	•	Present value techniques	•	Credit spreads (9)	97	-	100	98	96	-	100		Decrease (7)
	•	Consensus pricing	•	Offered quotes (10)
Equity market	•	Present value techniques or option pricing models	•	Volatility (11)	23%	-	35%	31%	14%	-	23%		Increase (7)
			•	Correlation (12)	10%	-	30%	11%	10%	-	30%
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.18%	0.06%	0%	-	0.18%		Decrease (13)
				Ages 41 - 60	0.03%	-	0.80%	0.30%	0.03%	-	0.80%		Decrease (13)
				Ages 61 - 115	0.13%	-	100%	1.90%	0.13%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%	7.90%	0.25%	-	100%		Decrease (14)
				Durations 11 - 20	0.50%	-	100%	6.40%	0.50%	-	100%		Decrease (14)
				Durations 21 - 116	0.50%	-	100%	6.40%	0.50%	-	100%		Decrease (14)
			•	Utilization rates	0%	-	22%	0.90%	0%	-	22%		Increase (15)
			•	Withdrawal rates	0%	-	20%	4.23%	0%	-	20%		(16)
			•	Long-term equity volatilities	8.48%	-	30%	18.30%	6.01%	-	30%		Increase (17)
			•	Nonperformance risk spread	0.04%	-	1.38%	0.49%	0.03%	-	1.30%		Decrease (18)
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

(10)	At both June 30, 2020 and December 31, 2019, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Foreign Government	Structured Products	Municipals	Equity Securities	Unit-linked and FVO Securities
	(In millions)
Three Months Ended June 30, 2020
Balance, beginning of period	$19,809	$104	$4,014	$—	$372	$517
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(21)	(1)	4	—	14	56
Total realized/unrealized gains (losses) included in AOCI	1,321	2	206	—	—	—
Purchases (3)	1,158	9	1,307	—	7	14
Sales (3)	(437)	(3)	(219)	—	(2)	(4)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	149	1	143	—	—	17
Transfers out of Level 3 (4)	(1,247)	(55)	(78)	—	(18)	(11)
Balance, end of period	$20,732	$57	$5,377	$—	$373	$589
Three Months Ended June 30, 2019
Balance, beginning of period	$10,962	$157	$4,069	$—	$434	$457
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	—	12	—	(2)	10
Total realized/unrealized gains (losses) included in AOCI	226	(1)	41	—	—	—
Purchases (3)	705	2	401	7	41	38
Sales (3)	(264)	(5)	(205)	—	(16)	(5)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	104	12	6	—	—	1
Transfers out of Level 3 (4)	(126)	(22)	(169)	—	—	(7)
Balance, end of period	$11,607	$143	$4,155	$7	$457	$494
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2020 (5)	$(13)	$1	$13	$—	$12	$56
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2019 (5)	$(3)	$1	$11	$—	$(3)	$10
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2020 (5)	$1,313	$2	$200	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans — FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Three Months Ended June 30, 2020
Balance, beginning of period	$368	$180	$475	$1,039	$(2,232)	$1,046
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	1	(7)	38	371	9
Total realized/unrealized gains (losses) included in AOCI	2	—	—	(166)	(1)	—
Purchases (3)	1	—	23	—	—	83
Sales (3)	(17)	(2)	—	—	—	(93)
Issuances (3)	—	—	—	—	—	(2)
Settlements (3)	—	(4)	—	(113)	(63)	1
Transfers into Level 3 (4)	4	—	—	—	—	13
Transfers out of Level 3 (4)	(351)	—	—	—	—	(1)
Balance, end of period	$7	$175	$491	$798	$(1,925)	$1,056
Three Months Ended June 30, 2019
Balance, beginning of period	$138	$276	$168	$(69)	$(605)	$897
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	4	—	75	(146)	2
Total realized/unrealized gains (losses) included in AOCI	—	—	—	136	(15)	—
Purchases (3)	15	—	64	4	—	101
Sales (3)	(25)	(9)	—	—	—	(75)
Issuances (3)	—	—	—	(1)	—	3
Settlements (3)	—	(9)	—	(40)	(69)	(3)
Transfers into Level 3 (4)	2	—	—	—	—	—
Transfers out of Level 3 (4)	(7)	—	—	—	—	—
Balance, end of period	$123	$262	$232	$105	$(835)	$925
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2020 (5)	$—	$—	$(5)	$46	$366	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2019 (5)	$—	$1	$—	$69	$(146)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2020 (5)	$1	$—	$—	$(154)	$(2)	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Foreign Government	Structured Products	Municipals	Equity Securities	Unit-linked and FVO Securities
	(In millions)
Six Months Ended June 30, 2020
Balance, beginning of period	$14,229	$117	$4,458	$7	$430	$625
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(68)	(6)	14	—	(13)	(24)
Total realized/unrealized gains (losses) included in AOCI	(266)	—	(109)	—	—	—
Purchases (3)	2,809	10	1,691	—	9	25
Sales (3)	(562)	(4)	(433)	—	(34)	(101)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	5,101	1	156	—	—	155
Transfers out of Level 3 (4)	(511)	(61)	(400)	(7)	(19)	(91)
Balance, end of period	$20,732	$57	$5,377	$—	$373	$589
Six Months Ended June 30, 2019
Balance, beginning of period	$10,467	$138	$4,266	$—	$419	$405
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	6	1	25	—	28	29
Total realized/unrealized gains (losses) included in AOCI	595	(2)	62	—	—	—
Purchases (3)	1,030	3	592	7	48	70
Sales (3)	(351)	(6)	(335)	—	(38)	(7)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	245	13	7	—	—	2
Transfers out of Level 3 (4)	(385)	(4)	(462)	—	—	(5)
Balance, end of period	$11,607	$143	$4,155	$7	$457	$494
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2020 (5)	$(36)	$(1)	$23	$—	$(12)	$(25)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2019 (5)	$(4)	$1	$25	$—	$15	$29
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2020 (5)	$(290)	$—	(106)	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans — FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Six Months Ended June 30, 2020
Balance, beginning of period	$32	$188	$455	$(146)	$(742)	$980
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	3	(3)	112	(1,051)	2
Total realized/unrealized gains (losses) included in AOCI	(3)	—	—	991	(6)	—
Purchases (3)	2	—	39	—	—	178
Sales (3)	(16)	(7)	—	—	—	(107)
Issuances (3)	—	—	—	—	—	(3)
Settlements (3)	—	(9)	—	(159)	(126)	1
Transfers into Level 3 (4)	9	—	—	—	—	10
Transfers out of Level 3 (4)	(17)	—	—	—	—	(5)
Balance, end of period	$7	$175	$491	$798	$(1,925)	$1,056
Six Months Ended June 30, 2019
Balance, beginning of period	$33	$299	$39	$(225)	$(739)	$937
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	1	6	—	125	47	6
Total realized/unrealized gains (losses) included in AOCI	(1)	—	—	223	(8)	—
Purchases (3)	119	—	193	4	—	124
Sales (3)	(31)	(25)	—	—	—	(140)
Issuances (3)	—	—	—	(1)	—	2
Settlements (3)	—	(18)	—	(21)	(135)	(2)
Transfers into Level 3 (4)	2	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	(2)
Balance, end of period	$123	$262	$232	$105	$(835)	$925
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2020 (5)	$—	$—	$—	$(12)	$(1,056)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2019 (5)	$1	$1	$—	$104	$46	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2020 (5)	$(3)	$—	$—	$899	$(6)	$—
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

	June 30, 2020	December 31, 2019
	(In millions)
Unpaid principal balance	$190	$209
Difference between estimated fair value and unpaid principal balance	(15)	(21)
Carrying value at estimated fair value	$175	$188
Loans in nonaccrual status	$47	$47
Loans more than 90 days past due	$18	$18
Loans in nonaccrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(16)	$(19)

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2020
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$82,715	$—	$—	$85,204	$85,204
Policy loans	$9,639	$—	$324	$11,908	$12,232
Other invested assets	$1,199	$—	$848	$352	$1,200
Premiums, reinsurance and other receivables	$3,363	$—	$743	$2,890	$3,633
Other assets	$1,036	$—	$871	$161	$1,032
Liabilities
Policyholder account balances	$122,150	$—	$—	$131,146	$131,146
Long-term debt	$14,393	$—	$17,623	$—	$17,623
Collateral financing arrangement	$968	$—	$—	$784	$784
Junior subordinated debt securities	$3,151	$—	$4,182	$—	$4,182
Other liabilities	$3,130	$—	$1,612	$2,719	$4,331
Separate account liabilities	$111,977	$—	$111,977	$—	$111,977

	December 31, 2019
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$80,341	$—	$—	$83,079	$83,079
Policy loans	$9,680	$—	$326	$11,329	$11,655
Other invested assets	$1,183	$—	$809	$374	$1,183
Premiums, reinsurance and other receivables	$3,678	$—	$1,178	$2,706	$3,884
Other assets	$318	$—	$131	$188	$319
Liabilities
Policyholder account balances	$119,262	$—	$—	$122,998	$122,998
Long-term debt	$13,336	$—	$15,830	$—	$15,830
Collateral financing arrangement	$993	$—	$—	$810	$810
Junior subordinated debt securities	$3,150	$—	$4,405	$—	$4,405
Other liabilities	$2,045	$—	$540	$2,279	$2,819
Separate account liabilities	$110,837	$—	$110,837	$—	$110,837

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
10. Equity
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows:

	June 30, 2020			December 31, 2019
Series	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
Floating Rate Non-Cumulative Preferred Stock, Series A	27,600,000	24,000,000	24,000,000	27,600,000	24,000,000	24,000,000
5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C	1,500,000	1,500,000	1,500,000	1,500,000	1,500,000	1,500,000
5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D	500,000	500,000	500,000	500,000	500,000	500,000
5.625% Non-Cumulative Preferred Stock, Series E	32,200	32,200	32,200	32,200	32,200	32,200
4.75% Non-Cumulative Preferred Stock, Series F	40,000	40,000	40,000	—	—	—
Series A Junior Participating Preferred Stock	10,000,000	—	—	10,000,000	—	—
Not designated	160,327,800	—	—	160,367,800	—	—
Total	200,000,000	26,072,200	26,072,200	200,000,000	26,032,200	26,032,200

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
MetLife, Inc. will pay dividends on the Series F preferred stock only when, as and if declared by MetLife, Inc.’s Board of Directors (or a duly authorized committee thereof), out of funds legally available for the payment of dividends. Any such dividends are payable on a non-cumulative basis from the date of original issue, quarterly in arrears on the 15th day of March, June, September and December of each year, commencing on June 15, 2020.

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
The declaration, record and payment dates, as well as per share and aggregate dividend amounts, for MetLife, Inc.’s preferred stock were as follows for the six months ended June 30, 2020 and 2019:

Declaration Date	Record Date	Payment Date	Preferred Stock Dividend
			Series A		Series C		Series D		Series E		Series F
			Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate
			(In millions, except per share data)
May 15, 2020	May 29, 2020	June 15, 2020	$0.253	$6	$26.250	$39	$—	$—	$351.563	$12	$494.792	$20
March 5, 2020	March 1, 2020	March 16, 2020	0.253	6	—	—	—	—	—	—	—	—
February 18, 2020	February 29, 2020	March 16, 2020	—	—	—	—	29.375	15	351.563	11	—	—
Total			$0.506	$12	$26.250	$39	$29.375	$15	$703.126	$23	$494.792	$20

May 15, 2019	May 31, 2019	June 17, 2019	$0.261	$6	$26.250	$39	$—	$—	$351.563	$12	$—	$—
March 5, 2019	February 28, 2019	March 15, 2019	0.250	6	—	—	—	—	—	—	—	—
February 15, 2019	February 28, 2019	March 15, 2019	—	—	—	—	29.375	15	351.563	11	—	—
Total			$0.511	$12	$26.250	$39	$29.375	$15	$703.126	$23	$—	$—

Common Stock
For the six months ended June 30, 2020 and 2019, MetLife, Inc. repurchased 10,664,608 shares and 26,954,935 shares of its common stock, respectively, through open market purchases for $500 million and $1.3 billion, respectively.
MetLife, Inc. announced that its Board of Directors authorized common stock repurchases as follows:

		Authorization Remaining at
Announcement Date	Authorization Amount	June 30, 2020
	(In millions)
July 31, 2019	$2,000	$485
November 1, 2018	$2,000	$—

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
The declaration, record and payment dates, as well as per share and aggregate dividend amounts, for MetLife, Inc.’s common stock were as follows for the six months ended June 30, 2020 and 2019:

Declaration Date	Record Date	Payment Date	Common Stock Dividend
			Per Share	Aggregate
			(In millions, except per share data)
April 28, 2020	May 8, 2020	June 12, 2020	$0.460	$419
January 7, 2020	February 4, 2020	March 13, 2020	0.440	404
			$0.900	$823

April 23, 2019	May 7, 2019	June 13, 2019	$0.440	$419
January 7, 2019	February 5, 2019	March 13, 2019	0.420	405
			$0.860	$824

See Note 16 for information on a common stock dividend declared subsequent to June 30, 2020.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Equity (continued)

Dividend Restrictions
Insurance Operations
For the six months ended June 30, 2020, Metropolitan Property and Casualty Insurance Company paid a dividend of $250 million to MetLife, Inc., for which regulatory approval was obtained as required.
See Note 16 of the Notes to Consolidated Financial Statements included in the 2019 Annual Report for additional information on dividend restrictions.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Equity (continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to MetLife, Inc. was as follows:

	Three Months Ended June 30, 2020
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$15,452	$4,917	$(5,627)	$(1,985)	$12,757
OCI before reclassifications	8,505	(639)	243	—	8,109
Deferred income tax benefit (expense)	(1,902)	142	2	—	(1,758)
AOCI before reclassifications, net of income tax	22,055	4,420	(5,382)	(1,985)	19,108
Amounts reclassified from AOCI	(46)	(340)	—	22	(364)
Deferred income tax benefit (expense)	(2)	74	—	(5)	67
Amounts reclassified from AOCI, net of income tax	(48)	(266)	—	17	(297)
Sale of subsidiary, net of income tax (2)	(248)	—	—	—	(248)
Balance, end of period	$21,759	$4,154	$(5,382)	$(1,968)	$18,563

	Three Months Ended June 30, 2019
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$12,248	$1,614	$(4,947)	$(2,004)	$6,911
OCI before reclassifications	5,478	658	174	(3)	6,307
Deferred income tax benefit (expense)	(1,289)	(153)	7	—	(1,435)
AOCI before reclassifications, net of income tax	16,437	2,119	(4,766)	(2,007)	11,783
Amounts reclassified from AOCI	(127)	(92)	—	30	(189)
Deferred income tax benefit (expense)	30	14	—	(7)	37
Amounts reclassified from AOCI, net of income tax	(97)	(78)	—	23	(152)
Balance, end of period	$16,340	$2,041	$(4,766)	$(1,984)	$11,631

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Equity (continued)

	Six Months Ended June 30, 2020
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$18,283	$1,698	$(4,927)	$(2,002)	$13,052
OCI before reclassifications	4,886	3,048	(431)	—	7,503
Deferred income tax benefit (expense)	(975)	(668)	(24)	—	(1,667)
AOCI before reclassifications, net of income tax	22,194	4,078	(5,382)	(2,002)	18,888
Amounts reclassified from AOCI	(233)	98	—	43	(92)
Deferred income tax benefit (expense)	46	(22)	—	(9)	15
Amounts reclassified from AOCI, net of income tax	(187)	76	—	34	(77)
Sale of subsidiary, net of income tax (2)	(248)	—	—	—	(248)
Balance, end of period	$21,759	$4,154	$(5,382)	$(1,968)	$18,563

	Six Months Ended June 30, 2019
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$7,042	$1,613	$(4,905)	$(2,028)	$1,722
OCI before reclassifications	12,199	647	138	(2)	12,982
Deferred income tax benefit (expense)	(2,805)	(147)	1	—	(2,951)
AOCI before reclassifications, net of income tax	16,436	2,113	(4,766)	(2,030)	11,753
Amounts reclassified from AOCI	(129)	(116)	—	59	(186)
Deferred income tax benefit (expense)	30	26	—	(13)	43
Amounts reclassified from AOCI, net of income tax	(99)	(90)	—	46	(143)
Cumulative effects of changes in accounting principles	4	22	—	—	26
Deferred income tax benefit (expense), cumulative effects of changes in accounting principles	(1)	(4)	—	—	(5)
Cumulative effects of changes in accounting principles, net of income tax (3)	3	18	—	—	21
Balance, end of period	$16,340	$2,041	$(4,766)	$(1,984)	$11,631
__________________

(1)	See Note 6 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI, and the policyholder dividend obligation.

(2)	See Note 3.

(3)	See Note 1 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report for further information on adoption of new accounting pronouncements.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$51	$140	$255	$116	Net investment gains (losses)
Net unrealized investment gains (losses)	1	(7)	(10)	(3)	Net investment income
Net unrealized investment gains (losses)	(6)	(6)	(12)	16	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	46	127	233	129
Income tax (expense) benefit	2	(30)	(46)	(30)
Net unrealized investment gains (losses), net of income tax	48	97	187	99
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	9	6	15	11	Net investment income
Interest rate derivatives	42	4	48	(2)	Net investment gains (losses)
Interest rate derivatives	—	—	1	1	Other expenses
Foreign currency exchange rate derivatives	1	(1)	1	(3)	Net investment income
Foreign currency exchange rate derivatives	287	83	(164)	108	Net investment gains (losses)
Foreign currency exchange rate derivatives	1	1	1	1	Other expenses
Credit derivatives	—	(1)	—	—	Net investment gains (losses)
Gains (losses) on cash flow hedges, before income tax	340	92	(98)	116
Income tax (expense) benefit	(74)	(14)	22	(26)
Gains (losses) on cash flow hedges, net of income tax	266	78	(76)	90
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(26)	(36)	(52)	(72)
Amortization of prior service (costs) credit	4	6	9	13
Amortization of defined benefit plan items, before income tax	(22)	(30)	(43)	(59)
Income tax (expense) benefit	5	7	9	13
Amortization of defined benefit plan items, net of income tax	(17)	(23)	(34)	(46)
Total reclassifications, net of income tax	$297	$152	$77	$143
__________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 12.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

11. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Prepaid legal plans	$99	$86	$200	$172
Fee-based investment management	71	69	150	146
Recordkeeping and administrative services (1)	46	52	95	102
Administrative services-only contracts	54	53	110	106
Other revenue from service contracts from customers	54	64	114	135
Total revenues from service contracts from customers	324	324	669	661
Other	132	154	226	311
Total other revenues	$456	$478	$895	$972
__________________

(1)	Related to products and businesses no longer actively marketed by the Company.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Employee-related costs (1)	$842	$916	$1,711	$1,838
Third party staffing costs	311	420	659	789
General and administrative expenses	191	237	381	460
Pension, postretirement and postemployment benefit costs	37	57	76	113
Premium taxes, other taxes, and licenses & fees	176	174	369	344
Commissions and other variable expenses	1,315	1,470	2,723	2,919
Capitalization of DAC	(671)	(837)	(1,445)	(1,649)
Amortization of DAC and VOBA	560	689	1,348	1,313
Amortization of negative VOBA	(10)	(10)	(20)	(20)
Interest expense on debt	232	274	454	508
Total other expenses	$2,983	$3,390	$6,256	$6,615

__________________

(1)
Includes ($80) million and ($40) million for the three months and six months ended June 30, 2020, respectively, and ($41) million and ($117) million for the three months and six months ended June 30, 2019, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Other Revenues and Other Expenses (continued)

Restructuring Charges
In December 2019, the Company incurred the remaining restructuring charges related to its unit cost improvement program. During this program period, restructuring charges were included in other expenses and reported in Corporate & Other. Such restructuring charges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	Severance
	(In millions)
Balance, beginning of period	$22	$17	$57	$23
Restructuring charges	—	14	—	21
Cash payments	(4)	(11)	(39)	(24)
Balance, end of period	$18	$20	$18	$20
Total severance charges incurred since inception of initiative	$244	$157	$244	$157

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
The components of net periodic benefit costs, reported in other expenses, were as follows:

	Three Months Ended June 30,
	2020		2019
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$61	$1	$57	$1
Interest costs	89	11	104	13
Expected return on plan assets	(132)	(16)	(123)	(18)
Amortization of net actuarial (gains) losses	44	(18)	48	(12)
Amortization of prior service costs (credit)	(4)	—	(4)	(2)
Net periodic benefit costs (credit)	$58	$(22)	$82	$(18)

	Six Months Ended June 30,
	2020		2019
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$123	$2	$115	$2
Interest costs	178	21	208	26
Expected return on plan assets	(264)	(31)	(245)	(34)
Amortization of net actuarial (gains) losses	89	(37)	96	(24)
Amortization of prior service costs (credit)	(8)	(1)	(8)	(5)
Net periodic benefit costs (credit)	$118	$(46)	$166	$(35)

13. Income Tax
For the three months and six months ended June 30, 2020, the effective tax rate on income (loss) before provision for income tax was 24% and 22%, respectively. The Company’s effective tax rate for the three months ended June 30, 2020 differed from the U.S. statutory rate primarily due to tax charges from foreign earnings taxed at different rates than the U.S. statutory rate, partially offset by tax benefits related to non-taxable investment income and tax credits. The Company’s effective tax rate for the six months ended June 30, 2020 differed from the U.S. statutory rate primarily due to tax charges from foreign earnings taxed at different rates than the U.S. statutory rate, partially offset by tax benefits related to non-taxable investment income, tax credits and the finalization of bankruptcy proceedings for a leveraged lease investment.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

14. Earnings Per Common Share
The following table presents the weighted average shares, basic earnings per common share and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions, except per share data)
Weighted Average Shares:
Weighted average common stock outstanding - basic	908.8	946.2	911.5	951.3
Incremental common shares from assumed exercise or issuance of stock-based awards	4.3	6.7	5.0	6.8
Weighted average common stock outstanding - diluted	913.1	952.9	916.5	958.1
Net Income (Loss):
Net income (loss)	$150	$1,746	$4,551	$3,131
Less: Net income (loss) attributable to noncontrolling interests	5	5	8	9
Less: Preferred stock dividends	77	57	109	89
Net income (loss) available to MetLife, Inc.’s common shareholders	$68	$1,684	$4,434	$3,033
Basic	$0.07	$1.78	$4.86	$3.19
Diluted	$0.07	$1.77	$4.84	$3.17

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
15. Contingencies, Commitments and Guarantees (continued)

It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. In certain circumstances where liabilities have been established there may be coverage under one or more corporate insurance policies, pursuant to which there may be an insurance recovery. Insurance recoveries are recognized as gains when any contingencies relating to the insurance claim have been resolved, which is the earlier of when the gains are realized or realizable. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at June 30, 2020. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of June 30, 2020, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $200 million.
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
As reported in the 2019 Annual Report, MLIC received approximately 3,187 asbestos-related claims in 2019. For the six months ended June 30, 2020 and 2019, MLIC received approximately 1,121 and 1,705 new asbestos-related claims, respectively. See Note 21 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report for historical information concerning asbestos claims and MLIC’s update in its recorded liability at December 31, 2019. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through June 30, 2020.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
15. Contingencies, Commitments and Guarantees (continued)

City of Westland Police and Fire Retirement System v. MetLife, Inc., et. al. (S.D.N.Y., filed January 12, 2012)
Plaintiff filed this class action on behalf of a class of persons who either purchased MetLife, Inc. common shares between February 9, 2011 and October 6, 2011, or purchased or acquired MetLife, Inc. common stock in the Company’s August 3, 2010 offering or the Company’s March 4, 2011 offering. Plaintiff alleges that MetLife, Inc. and several current and former directors and executive officers of MetLife, Inc. violated the Securities Act of 1933, as well as the Exchange Act and Rule 10b-5 promulgated thereunder by issuing, or causing MetLife, Inc. to issue, materially false and misleading statements concerning MetLife, Inc.’s potential liability for millions of dollars in insurance benefits that should have purportedly been paid to beneficiaries or escheated to the states. The parties reached an agreement on a class settlement of the case, and on June 17, 2020, plaintiff filed with the district court a motion to approve notice of the proposed settlement to the classes. The Company has accrued the full amount of the settlement payment.
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
Litigation Matters
Parchmann v. MetLife, Inc., et. al. (E.D.N.Y., filed February 5, 2018)
Plaintiff filed this putative class action seeking to represent a class of persons who purchased MetLife, Inc. common stock from February 27, 2013 through January 29, 2018. Plaintiff alleges that MetLife, Inc., its former Chief Executive Officer and Chairman of the Board, and its former Chief Financial Officer violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by issuing materially false and/or misleading financial statements. Plaintiff alleges that MetLife’s practices and procedures for estimating reserves for certain group annuity benefits were inadequate, and that MetLife had inadequate internal control over financial reporting. Plaintiff seeks unspecified compensatory damages and other relief. Defendants intend to defend this action vigorously.

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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $2.7 billion and $4.1 billion at June 30, 2020 and December 31, 2019, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $8.7 billion and $8.1 billion at June 30, 2020 and December 31, 2019, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
15. Contingencies, Commitments and Guarantees (continued)

Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $329 million, with a cumulative maximum of $523 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $5 million and $6 million at June 30, 2020 and December 31, 2019, respectively, for indemnities, guarantees and commitments.
16. Subsequent Events
Common Stock Dividend
On July 8, 2020, the MetLife, Inc. Board of Directors declared a third quarter 2020 common stock dividend of $0.46 per share payable on September 14, 2020 to shareholders of record as of August 4, 2020. The Company estimates that the aggregate dividend payment will be $419 million.

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
Current Period Highlights
During the three months ended June 30, 2020, overall adjusted premiums, fees and other revenues, net of foreign currency fluctuations, declined compared to the second quarter of 2019 in the majority of our segments, and most significantly in our U.S. segment, due, in large part, to the impacts of the COVID-19 Pandemic and related restrictions. Positive net flows drove an increase in our investment portfolio; however, investment yields substantially declined. Expenses, including interest credited expenses, also declined. Underwriting experience was favorable compared to the prior period and included both positive and negative impacts of the COVID-19 Pandemic and related restrictions. A significant unfavorable change in net derivative gains (losses) was primarily the result of increases in interest rates and key equity markets.

The following represents segment level results and percentage contributions to total segment level adjusted earnings available to common shareholders for the three months ended June 30, 2020:
__________________

(1)	Excludes Corporate & Other adjusted loss available to common shareholders of $289 million.

(2)
Consistent with GAAP guidance for segment reporting, adjusted earnings is our GAAP measure of segment performance. For additional information, see Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.

Three Months Ended June 30, 2020 Compared with the Three Months Ended June 30, 2019

Consolidated Results - Highlights
Net income (loss) available to MetLife, Inc.’s common shareholders down $1.6 billion:

• Unfavorable change in net derivative gains (losses) of $1.4 billion ($1.1 billion, net of income tax)

• Adjusted earnings available to common shareholders down $561 million

(1) See “— Results of Operations — Consolidated Results” and “— Non-GAAP and Other Financial Disclosures” for reconciliations and definitions of non-GAAP financial measures.
Consolidated Results - Adjusted Earnings Highlights
Adjusted earnings available to common shareholders down $561 million:
•
The primary driver of the decrease in adjusted earnings was lower investment yields. This was partially offset by higher net investment income due to a larger asset base, a decrease in expenses, including interest credited expenses, and lower DAC amortization.

• Our results for the prior period included expenses associated with our previously announced unit cost initiative of $70 million, net of income tax.

For a more in-depth discussion of our consolidated results, see “— Results of Operations — Consolidated Results,” “— Results of Operations — Consolidated Results — Adjusted Earnings” and “— Results of Operations — Segment Results and Corporate & Other.”
Six Months Ended June 30, 2020 Compared with the Six Months Ended June 30, 2019

Consolidated Results - Highlights
Net income (loss) available to MetLife, Inc.’s common shareholders up $1.4 billion:

• Favorable change in net derivative gains (losses) of $2.7 billion ($2.1 billion, net of income tax)

• Adjusted earnings available to common shareholders down $536 million

(1) See “— Results of Operations — Consolidated Results” and “— Non-GAAP and Other Financial Disclosures” for reconciliations and definitions of non-GAAP financial measures.
Consolidated Results - Adjusted Earnings Highlights
Adjusted earnings available to common shareholders down $536 million:
•
The primary driver of the decrease in adjusted earnings was lower investment yields. This was partially offset by higher net investment income due to a larger asset base, and a decrease in expenses, including interest credited expenses.

• Our results for the prior period included expenses associated with our previously announced unit cost initiative of $125 million, net of income tax.
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
We continue to closely monitor developments relating to the COVID-19 Pandemic and assess its impact on our business. The COVID-19 Pandemic continues to impact the global economy and financial markets and has caused volatility in the global equity, credit and real estate markets. Governments and businesses have taken numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, social distancing, shelter in place or total lock down orders, and business limitations and shutdowns. Some governments and businesses have begun to ease some restrictions. Others have reinstated restrictions they previously lifted. Nevertheless, these measures have disrupted and will continue to disrupt business activity and have resulted in an economic slowdown and volatility in the financial markets, to which central banks around the world have responded with unprecedented fiscal and monetary policies. See “— Industry Trends — Financial and Economic Environment.”

In addition, a prolonged low, zero, or negative interest rate environment remains possible. We anticipate that the current low interest rate environment will continue in 2020, and potentially longer. We believe that our investment portfolio is highly diversified and well positioned to withstand economic downturns; however, we expect that the market-related effects of the COVID-19 Pandemic, as well as the sustained low interest rate environment, will continue to have an impact across our investment portfolio. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment” included in the 2019 Annual Report for discussion of the mitigating actions the Company has taken to reduce interest rate sensitivity as market interest rates are a key driver of our results.
Events related to the COVID-19 Pandemic may continue to adversely affect our business operations, investment portfolio, derivatives, financial results or financial condition. See “Risk Factors — The Course of the Novel Coronavirus (COVID-19) Pandemic, and Responses to It, Are Uncertain and Difficult to Predict, But Have Adversely Affected and May Continue to Adversely Affect Our Business, Results of Operations, and Financial Condition.” We have implemented risk management and business continuity plans and taken preventive measures and other precautions, such as employee business travel restrictions and remote work arrangements which, to date, have enabled us to maintain our critical business processes, customer service levels, relationships with key vendors, financial reporting systems, internal controls over financial reporting and disclosure controls and procedures.
We granted accommodations to our customers, borrowers and lessees, including (i) waiving exclusions, such as deferred rate increases, extending premium grace periods, waiving late payment fees, and relaxing claim documentation requirements, (ii) credits on auto and insured dental premiums, (iii) payment deferrals and other loan modifications on certain commercial, agricultural and residential mortgage loans, and (iv) certain operating and direct financing lease concessions. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for further information regarding COVID-19 Pandemic-related mortgage loan and lease concessions.
During the first quarter of 2020, MetLife, Inc. proactively raised $2.0 billion from the capital markets ($1.0 billion of preferred stock and $1.0 billion of senior debt), providing us with additional capital flexibility in dealing with cash flow volatility related to the current environment, as well as demonstrating our ongoing access to capital markets. As of June 30, 2020, we had $6.6 billion of cash and liquid assets at the holding companies. See Notes 9 and 10 of the Notes to the Interim Condensed Consolidated Financial Statements.
Our capital stress testing and longstanding commitment to liquidity position us to withstand the current crisis. We have, and may continue to maintain, a higher than normal level of short-term liquidity, which may adversely affect net investment income if the reinvestment process occurs over an extended period of time. We do not expect any material liquidity deficiencies, and we expect to remain able to comply with the financial covenants of our credit agreements. See “— Liquidity and Capital Resources.” We will continue reviewing accounting estimates, asset valuations and various financial scenarios for capital and liquidity. See “— Industry Trends — Regulatory Developments,” “— Investments — Current Environment” and “Risk Factors” for additional information.
As noted in our 2019 Annual Report, we expected (i) the average annual ratio of free cash flow to adjusted earnings over the two-year period of 2020 and 2021 to be 65% to 75%, assuming interest rates follow the observable forward yield curves as of December 31, 2019, including a 10-year U.S. Treasury rate between 1.5% and 4.5%, and (ii) to generate approximately $20.0 billion of free cash flow over the next five years. Equity market prices have increased during the second quarter of 2020, but remain volatile. Interest rates remain low and we continue to see equity market volatility; as a result, our ability to meet these targets could be challenged.
Assuming (i) interest rates follow the observable forward yield curves as of June 30, 2020, including a 10-year U.S. Treasury rate of 0.66% at June 30, 2020, 0.75% at December 31, 2020 and 0.91% at December 31, 2021, (ii) a mid-single digit S&P Global Ratings (“S&P”) 500 equity index decline for the full year 2020, and (iii) a mid-single digit S&P 500 equity index increase for the full year 2021, we expect the average annual ratio of free cash flow to adjusted earnings over the two-year period of 2019 and 2020 to be 65% to 75%. Over the two-year period of 2020 and 2021, if equity markets and credit spreads revert back to the March 31, 2020 levels, our average annual ratio of free cash flow to adjusted earnings could be 40% to 60% reflecting the impact of regulatory cash flow testing on our New York domiciled insurance entity, Metropolitan Life Insurance Company, and the related impact of the COVID-19 Pandemic on investment credit losses.

We continue to target an adjusted return on equity, excluding accumulated other comprehensive income (“AOCI”) other than foreign currency translation adjustments (“FCTA”) of 12% to 14% over the near-term under non-recessionary market conditions. However, with (i) recent macroeconomic changes and equity market volatility, (ii) actual private equity returns of negative 8% in the second quarter of 2020, and (iii) assuming (a) interest rates follow the observable forward yield curves as of June 30, 2020, including our updated assumptions for the 10-year U.S. Treasury rates noted above, (b) a mid-single digit S&P 500 equity index decline for the full year 2020, and (c) positive mid-single digit private equity returns in the third quarter of 2020, we expect to be below the low end of the target range. This target range also included the completion of restructuring charges related to our unit cost improvement program which, as we noted in our 2019 Annual Report, is expected to result in an approximately $900 million of pre-tax expense margin expansion in 2020, or approximately a 12.3% direct expense ratio, excluding total notable items related to direct expenses and pension risk transfers, in 2020. We remain committed to achieving this direct expense ratio in 2020 while creating additional capacity to fund over $1.0 billion in incremental technology and innovative investments to accelerate our growth over the next five years and to manage expense margins and protect profit margins in more challenging environments.
Furthermore, we remain fully committed to our Next Horizon Strategy, which was introduced at our December 2019 Investor Day.
Our outlook relies on the accuracy of our assumptions about future economic and business conditions, which can be affected by known and unknown risks and other uncertainties, such as those posed by the COVID-19 Pandemic. Due to the evolving and highly uncertain nature of the COVID-19 Pandemic, we are continually reviewing our assumptions, implementing plans, and taking precautions. As we obtain more information regarding the effects of the COVID-19 Pandemic, the effect and efficacy of efforts taken to respond to it, and the impact of these events on our business operations, investment portfolio, derivatives, financial results and financial condition, we may revise our outlook. Additional guidance from the U.S. Treasury, the U.S. Securities and Exchange Commission (the “SEC”) or the Financial Accounting Standards Board may also require us to revise our outlook in future periods.
Industry Trends
The following information on industry trends should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends” in Part II, Item 7, of the 2019 Annual Report.
We continue to be impacted by the changing global financial and economic environment that has been affecting the industry.
Financial and Economic Environment
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility and disruptions in global capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors. See “Risk Factors — Economic Environment and Capital Markets Risks — Difficult Economic Conditions May Harm Our Businesses, Results of Operations or Financial Condition” included in the 2019 Annual Report.
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
We are closely monitoring political and economic conditions that might contribute to global market volatility and impact our business operations, investment portfolio and derivatives. For example, certain measures taken by governments and businesses as a result of the COVID-19 Pandemic to respond to the spread of the virus, have disrupted business activity and have resulted in an economic slowdown and volatility in financial markets. Governmental and non-governmental organizations may not effectively respond to the spread and severity of the COVID-19 Pandemic, increasing the magnitude and longevity of the potential negative economic impacts. We cannot yet determine or estimate the actions that will be taken, including governmental laws, regulations or orders, and the extent to which these actions have affected or will affect our business operations, investment portfolio, financial results, or financial condition. See “— Executive Summary — Consolidated Company Outlook” and “— Investments — Current Environment.”
We are also monitoring the imposition of tariffs or other barriers to international trade, changes to international trade agreements, and their potential impacts on our business, results of operations and financial condition. See “— Regulatory Developments — Cross-Border Trade.” See also “Risk Factors — Business Risks — The Global Nature of Our Operations Exposes Us to a Variety of Political, Legal, Operational, Economic and Other Risks” included in the 2019 Annual Report.

Central banks around the world are responding to the COVID-19 Pandemic with unprecedented fiscal and monetary policies, which are expected to have significant and ongoing effects on financial markets and the global economy. In the United States, the Board of Governors of the Federal Reserve System (“Federal Reserve Board”), which had been previously tightening monetary policy by raising the federal funds rate and shrinking the balance sheet, now has taken a number of actions to lower rates and has implemented additional stimulus measures, including a near zero policy rate, quantitative easing, and the easing of bank lending regulations. Additionally, the Federal Reserve Board has initiated a number of financing facilities, credit purchase programs, and reinstituted quantitative easing of U.S. Treasury securities and mortgages. The European Central Bank has significantly increased the size of its asset purchase program, reduced constraints on what and how much it can purchase, and launched new funding facilities for euro area banks, while the Bank of England significantly lowered interest rates and relaunched quantitative easing. Additionally, a number of European countries, including the United Kingdom (“U.K.”), have implemented fiscal stimulus programs, as well as the provision of guarantees and loans for private sector companies. Subject to ratification by the European Parliament, the European Union recently approved a stimulus package comprised of grants and low interest financing to member states. In Japan, the Bank of Japan has accelerated its purchases of interests in index-linked securities and real estate investments, increased the annual limit on purchases of commercial paper and bonds, and introduced new measures to facilitate corporate financing, including a new lending program for businesses impacted by the COVID-19 Pandemic. In addition, the Japanese government recently approved additional stimulus measures, including provisions for cash payouts to individuals and business owners, tax reform, and zero-interest loans. We cannot predict with certainty the actions that will be taken, effect of these actions or the impact on our business operations, investment portfolio, financial results, or financial condition. See “— Investments — Current Environment.”
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
Regulatory Developments
The following discussion on regulatory developments should be read in conjunction with “Business — Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments” included in the 2019 Annual Report, as amended or supplemented here.

COVID-19 Pandemic-Related Regulatory Actions
In March 2020, many U.S. state governors and insurance regulators began issuing regulations, bulletins, directives and guidance in connection with the COVID-19 Pandemic. These encourage, request or direct health, life, and property and casualty insurance companies to waive cost-sharing for coronavirus COVID-19 testing, cover telehealth services, provide extended grace periods for premium payments, forbear on the cancellation or non-renewal of policies due to non-payment of premium, and provide other policyholder accommodations. For example, New York State Department of Financial Services (“NYDFS”) Emergency Insurance Regulation 216 required life insurance- or annuity- authorized insurers to extend premium and fee payment grace periods to 90 days for policyholders who demonstrated COVID-19 Pandemic-related financial hardship. The emergency regulation was initially in effect between March 30, 2020 and June 28, 2020 and was later extended to July 6, 2020. New York licensed insurers also could not impose any late fees on or report such a policyholder to a credit reporting or debt collection agency for failure to timely pay any life or annuity premiums and needed to allow the policyholder to pay the premium over a 12-month period. An insurer was required to accept a policyholder’s written attestation as proof of financial hardship as a result of the COVID-19 Pandemic. Also, we expect the National Association of Insurance Commissioners (“NAIC”) to issue guidance on risk-based capital (“RBC”) addressing troubled mortgage loans and other assets where the counterparty might seek concessions. An insurer need not reclassify the RBC category of some loans or other assets on which it has granted a concession. This may avoid a higher capital charge for the asset. We expect the NAIC to extend this guidance to December 31, 2020 financial statements in further support of the use of prudent loan modifications to mitigate the impact of the COVID-19 Pandemic.
In addition, several non-U.S. insurance regulators began issuing statements urging insurance companies to preserve funds during the COVID-19 Pandemic. For example, the European Insurance and Occupational Pensions Authority suggested insurance companies temporarily suspend discretionary dividends during the COVID-19 Pandemic. Similarly, the Mexican insurance regulator, the Comisión Nacional de Seguros y Fianzas, recommended limiting dividends for fiscal years 2019 and 2020. MetLife Mexico has reminded its regulator that it has historically exceeded regulatory capital minimums and expects to pay dividends as appropriate to its circumstances.
Other regulators have delayed, or considered delaying, implementing a variety of changes. For example, the Basel Committee on Banking Supervision and the International Organization of Securities Commissions proposed postponement of new initial margin requirement rules for non-centrally cleared derivatives, depending upon the counterparty's annual average notional amounts. The U.S. Commodities Future Trading Commission has postponed its initial margin requirements for non-cleared swaps and may extend compliance dates.
Some governmental decision-makers are not able to take action on certain regulatory priorities as a result of the COVID-19 Pandemic. For example, see the discussion on pending pension reform legislation in Chile under the caption "— ERISA, Fiduciary Considerations, and Other Pension and Retirement Regulation."
On March 27, 2020, President Trump signed into law the $2 trillion Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to provide economic assistance in response to the COVID-19 Pandemic. Among other things, the CARES Act added certain tax-favored withdrawals and increased loan withdrawal limitations from eligible retirement plans, and temporarily waived required minimum distribution rules for qualified retirement plan participants and Individual Retirement Accounts owners. In response to the adverse economic impact of the COVID-19 Pandemic, the Company granted concessions to certain of its commercial, agricultural and residential mortgage loan borrowers, including payment deferrals and other loan modifications.
The Company has made accounting elections under the CARES Act and other recently issued guidance regarding loan and lease concessions. See “Investments — Mortgage Loans — Mortgage Loan Concessions” and “Investments — Leases — Lease Concessions” in Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements.
See “Risk Factors” in the 2019 Annual Report, as amended or supplemented under the caption “Risk Factors — The Course of the Novel Coronavirus (COVID-19) Pandemic, and Responses to It, Are Uncertain and Difficult to Predict, But Have Adversely Affected and May Continue to Adversely Affect Our Business, Results of Operations, and Financial Condition.”
Insurance Regulation
National Association of Insurance Commissioners
On June 3, 2020, substantially consistent with the Model Holding Company Act provisions authorizing state insurance commissioners to act as global group-wide supervisors for internationally active insurance groups, the NYDFS amended Regulation 203 to permit the New York Superintendent of Financial Services to act as a group-wide supervisor.

The NAIC's Corporate Governance Annual Disclosure Model Act and Regulation, which requires insurers to make an annual confidential filing regarding their corporate governance policies, has been substantially adopted in nearly all states, including all of our insurance subsidiaries’ domiciliary states, except New York where a proposed regulation is pending.
On February 26, 2020, the NYDFS amended Regulation 213 relating to principle-based reserving (“PBR”). The amendment deviates from the Valuation Manual and is likely to cause variable annuity reserve and capital requirement increases. Based on conditions at June 30, 2020, we estimate that the new PBR rules have increased our statutory reserves by approximately $1.8 billion and our statutory capital requirements by $0.5 billion over the prior reserve and capital requirements. We will be permitted to grade these effects into our statutory financial statements over a period of up to five years.
The NAIC will require liquidity narratives and data in 2020 as an interim step while it continues to develop a liquidity stress-testing framework for certain large U.S. life insurers and insurance groups that will be used as a regulatory tool.
Surplus and Capital
Solvency Regimes
The U.K. has ceased to be a member of the European Union (“EU”) and has entered into a transition period which it expects to end on December 31, 2020. Following this period, the U.K. will no longer be subject to EU law and, subject to the structure of any future relationship that it may have with the EU, insurance regulation in the U.K. may diverge from the Solvency II Directive.
In Korea, the Financial Supervisory Service plans to implement a new solvency system reflecting the International Capital Standard but incorporating certain product portfolio and other features specific to the Korean market by 2023.
Cybersecurity and Privacy Regulation
Effective July 1, 2020, California’s Attorney General is authorized to bring enforcement actions under the California Consumer Privacy Act.
ERISA, Fiduciary Considerations, and Other Pension and Retirement Regulation
In June 2020, the U.S. Department of Labor (“DOL”) proposed to allow investment advice fiduciaries to receive compensation without violating Employee Retirement Income Security Act of 1974 (“ERISA”), subject to impartial conduct standards and disclosure obligations. The proposal aligns with the SEC’s Regulation Best Interest. The DOL also reinstated its 1975 five-part definition of investment advice.
The SEC's Regulation Best Interest became effective June 30, 2020. The rule requires broker-dealers to act in the best interest of individual investor retail clients when recommending securities or investment strategies to benefit plans governed by ERISA and IRAs, as well as non-benefit plan retail clients. In addition, broker-dealers and investment advisers to retail clients must provide a Form CRS to retail clients describing their services and conflicts of interest. In September 2019, private advisory firms, several states and the District of Columbia brought two lawsuits challenging the validity of Regulation Best Interest. The U.S. Court of Appeals for the Second Circuit dismissed these lawsuits.
On February 21, 2020, the Massachusetts Securities Division adopted a fiduciary duty rule applicable to broker-dealer advice on securities or investment strategies; the rule does not apply to advice on commodities or insurance products, including variable products.
In January 2020, the lower house approved the pension reform bill that Chilean President Sebastian Piñera introduced in November 2018. The next step is discussion of the bill in the Senate committees. The Senate started to discuss the bill in March 2020, but the COVID-19 Pandemic and the economic priorities delayed pension reform. At this time, the proposed amendments would not impact the 10% mandatory employee contributions managed by MetLife’s pension administrator in Chile. We cannot predict the timing of adoption or the terms of the final text of the bill and cannot identify all of the risks or opportunities to our business in Chile.
In July 2020, Chile enacted a law to allow individuals to withdraw up to 10% of pension accounts. ProVida S.A. and other companies have been accepting withdrawal requests.
Derivatives Regulation
The SEC’s security-based swaps rules will take effect 18 months following April 6, 2020. We do not expect these rules to significantly affect our business.

Cross-Border Trade
Each of the United States, Canada and Mexico ratified the United States-Mexico-Canada Agreement and provided notice that they completed domestic implementation. The agreement entered into effect on July 1, 2020.
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
The Company’s critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report. Effective January 1, 2020, the Company adopted new accounting pronouncements related to the measurement of credit loss on financial instruments and simplifying the test for goodwill impairment, as described below and in Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements.
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
For additional information on goodwill, see Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements.
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
Disposition of MetLife Hong Kong
For information regarding the Company’s sale of its two wholly-owned subsidiaries, MetLife Limited and Metropolitan Life Insurance Company of Hong Kong Limited (collectively, “MetLife Hong Kong”), see Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.

Results of Operations
Consolidated Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Revenues
Premiums	$8,736	$10,129	$18,202	$19,534
Universal life and investment-type product policy fees	1,299	1,412	2,730	2,777
Net investment income	4,087	4,693	7,148	9,601
Other revenues	456	478	895	972
Net investment gains (losses)	231	61	(57)	76
Net derivative gains (losses)	(710)	724	3,491	839
Total revenues	14,099	17,497	32,409	33,799
Expenses
Policyholder benefits and claims and policyholder dividends	8,957	10,295	18,271	19,667
Interest credited to policyholder account balances	1,962	1,515	2,042	3,476
Capitalization of DAC	(671)	(837)	(1,445)	(1,649)
Amortization of DAC and VOBA	560	689	1,348	1,313
Amortization of negative VOBA	(10)	(10)	(20)	(20)
Interest expense on debt	232	274	454	508
Other expenses	2,872	3,274	5,919	6,463
Total expenses	13,902	15,200	26,569	29,758
Income (loss) before provision for income tax	197	2,297	5,840	4,041
Provision for income tax expense (benefit)	47	551	1,289	910
Net income (loss)	150	1,746	4,551	3,131
Less: Net income (loss) attributable to noncontrolling interests	5	5	8	9
Net income (loss) attributable to MetLife, Inc.	145	1,741	4,543	3,122
Less: Preferred stock dividends	77	57	109	89
Net income (loss) available to MetLife, Inc.’s common shareholders	$68	$1,684	$4,434	$3,033
Three Months Ended June 30, 2020 Compared with the Three Months Ended June 30, 2019
During the three months ended June 30, 2020, net income (loss) decreased $1.6 billion from the prior period, primarily driven by unfavorable changes in net derivative gains (losses) and adjusted earnings.
Management of Investment Portfolio and Hedging Market Risks with Derivatives. We manage our investment portfolio using disciplined asset/liability management (“ALM”) principles, focusing on cash flow and duration to support our current and future liabilities. Our intent is to match the timing and amount of liability cash outflows with invested assets that have cash inflows of comparable timing and amount, while optimizing risk-adjusted investment income and risk-adjusted total return. Our investment portfolio is heavily weighted toward fixed income investments, with over 80% of our portfolio invested in fixed maturity securities available-for-sale (“AFS”) and mortgage loans. These securities and loans have varying maturities and other characteristics which cause them to be generally well suited for matching the cash flow and duration of insurance liabilities. In addition, our general account investment portfolio includes, within contractholder-directed equity securities and fair value option securities (“FVO Securities”), contractholder-directed equity securities supporting unit-linked variable annuity type liabilities (“Unit-linked investments”), which do not qualify as separate account assets. Returns on these Unit-linked investments, which can vary significantly from period to period, include changes in estimated fair value subsequent to purchase, inure to contractholders and are offset in earnings by a corresponding change in policyholder account balances through interest credited to policyholder account balances.

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
Certain variable annuity products with guaranteed minimum benefits contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value recorded in net derivative gains (losses). We use freestanding derivatives to hedge the market risks inherent in these variable annuity guarantees. We continuously review and refine our strategy and ongoing refinement of the strategy may be required to take advantage of the NAIC rules related to a statutory accounting election for derivatives that mitigate interest rate sensitivity related to variable annuity guarantees. Our macro hedge program, included in the non-VA program derivatives section of the table below, protects our overall statutory capital from significant adverse economic conditions. The valuation of these embedded derivatives includes a nonperformance risk adjustment, which is unhedged, and can be a significant driver of net derivative gains (losses) and volatility in earnings, but does not have an economic impact on us.
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

	Three Months Ended June 30,
	2020	2019
	(In millions)
Non-VA program derivatives
Interest rate	$(53)	$884
Foreign currency exchange rate	(77)	56
Credit	119	64
Equity	(519)	(52)
Non-VA embedded derivatives	(130)	(47)
Total non-VA program derivatives	(660)	905
VA program derivatives
Market risks in embedded derivatives	657	(19)
Nonperformance risk adjustment on embedded derivatives	(110)	(13)
Other risks in embedded derivatives	(46)	(67)
Total embedded derivatives	501	(99)
Freestanding derivatives hedging embedded derivatives	(551)	(82)
Total VA program derivatives	(50)	(181)
Net derivative gains (losses)	$(710)	$724

The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $1.6 billion ($1.2 billion, net of income tax). This was primarily due to an unfavorable change in interest rate impact due to long-term U.S. interest rates increasing in the current period versus decreasing in the prior period, unfavorably impacting interest rate options, receive fixed interest rate swaps, and total rate of return swaps. In addition, key equity markets increased more in the current period than in the prior period, unfavorably impacting equity options acquired primarily as part of our macro hedge program. In addition, the Japanese yen weakened relative to the Australian dollar in the current period versus strengthened in the prior period, unfavorably impacting foreign currency forwards that primarily hedge foreign currency-denominated bonds. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the items being hedged.
The favorable change in net derivative gains (losses) on VA program derivatives was $131 million ($103 million, net of income tax). This was due to a favorable change of $207 million ($163 million, net of income tax) in market risks in embedded derivatives, partially offset by freestanding derivatives hedging market risks in embedded derivatives, in addition to a favorable change of $21 million, ($17 million, net of income tax) in other risks in embedded derivatives, partially offset by an unfavorable change of $97 million ($77 million, net of income tax) in the nonperformance risk adjustment on embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The aforementioned $207 million ($163 million, net of income tax) favorable change reflects a $676 million ($534 million, net of income tax) favorable change in market risks in embedded derivatives, partially offset by a $469 million ($371 million, net of income tax) unfavorable change in freestanding derivatives hedging market risks in embedded derivatives.
The primary changes in market factors affecting VA program derivatives are summarized as follows:

•
Long-term U.S. and Japan interest rates increased in the current period and decreased in the prior period, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives. For example, the 30-year U.S. swap rate increased 4 basis points in the current period and decreased 37 basis points in the prior period and the 30-year Japan swap rate increased 15 basis points in the current period and decreased 13 basis points in the prior period.

•
Key equity index levels increased more in the current period than in the prior period, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives. For example, the S&P 500 Index increased 20% in the current period and increased 4% in the prior period.

The aforementioned $21 million ($17 million, net of income tax) favorable change in other risks in embedded derivatives reflects actuarial assumption updates and a combination of factors, which include fees deducted from accounts, changes in the benefit base, premiums, lapses, withdrawals and deaths, in addition to changes to cross-effect, basis mismatch, risk margin and fund allocation.
The aforementioned $97 million ($77 million, net of income tax) unfavorable change in the nonperformance risk adjustment on embedded derivatives resulted from an unfavorable change of $63 million, before income tax, related to model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, in addition to an unfavorable change of $34 million, before income tax, related to changes in our own credit spread.
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
Net Investment Gains (Losses). The favorable change in net investment gains (losses) of $170 million ($134 million, net of income tax) primarily reflects a current period recovery on a leveraged lease that was previously impaired, mark-to-market gains on equity securities in the current period, which are measured at estimated fair value through net income, and a loss in the prior period as a result of the definitive agreement to sell of MetLife Hong Kong. These favorable changes were partially offset by a higher provision for credit loss on mortgage loans.

Taxes. For the three months ended June 30, 2020, our effective tax rate on income (loss) before provision for income tax was 24%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax charges from foreign earnings taxed at different rates than the U.S. statutory rate, partially offset by tax benefits related to non-taxable investment income and tax credits. For the three months ended June 30, 2019, our effective tax rate on income (loss) before provision for income tax was 24%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax charges from foreign earnings taxed at different rates than the U.S. statutory rate and the impact of the definitive agreement to sell MetLife Hong Kong, partially offset by tax benefits related to non-taxable investment income and tax credits.
Adjusted Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use adjusted earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of adjusted earnings and other financial measures based on adjusted earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings and other financial measures based on adjusted earnings allow analysis of our performance relative to our business plan and facilitate comparisons to industry results. Adjusted earnings should not be viewed as a substitute for net income (loss). Adjusted earnings available to common shareholders and adjusted earnings available to common shareholders on a constant currency basis should not be viewed as substitutes for net income (loss) available to MetLife, Inc.’s common shareholders. Adjusted earnings available to common shareholders decreased $561 million, net of income tax, to $758 million, net of income tax, for the three months ended June 30, 2020 from $1,319 million, net of income tax, for the three months ended June 30, 2019.
Six Months Ended June 30, 2020 Compared with the Six Months Ended June 30, 2019
During the six months ended June 30, 2020, net income (loss) increased $1.4 billion from the prior period, primarily driven by a favorable change in net derivative gains (losses), partially offset by an unfavorable change in adjusted earnings.
Net Derivative Gains (Losses). The table below presents the impact on net derivative gains (losses) from non-VA program derivatives and VA program derivatives:

	Six Months Ended June 30,
	2020	2019
	(In millions)
Non-VA program derivatives
Interest rate	$4,165	$1,311
Foreign currency exchange rate	(52)	54
Credit	(105)	201
Equity	(4)	(278)
Non-VA embedded derivatives	(5)	(130)
Total non-VA program derivatives	3,999	1,158
VA program derivatives
Market risks in embedded derivatives	(830)	366
Nonperformance risk adjustment on embedded derivatives	75	(75)
Other risks in embedded derivatives	(291)	(114)
Total embedded derivatives	(1,046)	177
Freestanding derivatives hedging embedded derivatives	538	(496)
Total VA program derivatives	(508)	(319)
Net derivative gains (losses)	$3,491	$839

The favorable change in net derivative gains (losses) on non-VA program derivatives was $2.8 billion ($2.2 billion, net of income tax). This was primarily due to a favorable change in interest rate impact due to long-term U.S. interest rates decreasing more in the current period than in the prior period, favorably impacting interest rate options, receive fixed interest rate swaps, and total rate of return swaps. In addition, key equity markets decreased in the current period versus increased in the prior period, favorably impacting equity options acquired primarily as part of our macro hedge program. There was also a change in the value of the underlying assets, favorably impacting non-VA embedded derivatives related to funds withheld on a certain reinsurance agreement. These favorable impacts were partially offset by credit spreads widening in the current period and narrowing in the prior period, unfavorably impacting written credit default swaps used in replications. In addition, the unfavorable impact of the Chilean peso weakening relative to the U.S. dollar in the current period versus strengthening in the prior period unfavorably impacted foreign currency forwards that primarily hedge foreign currency-denominated bonds. Also, changes in the cross currency basis spread and currency volatility between the Japanese yen and the U.S. dollar associated with foreign currency forwards that primarily hedge foreign currency-denominated bonds, contributed to the unfavorable impact. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the items being hedged.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $189 million ($149 million, net of income tax). This was due to an unfavorable change of $162 million ($128 million, net of income tax) in market risks in embedded derivatives, partially offset by freestanding derivatives hedging market risks in embedded derivatives, in addition to an unfavorable change of $177 million ($140 million, net of income tax) in other risks in embedded derivatives, partially offset by a favorable change of $150 million ($119 million, net of income tax) in the nonperformance risk adjustment on embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The aforementioned $162 million ($128 million, net of income tax) unfavorable change reflects a $1.2 billion ($945 million, net of income tax) unfavorable change in market risks in embedded derivatives, partially offset by a $1.0 billion ($817 million, net of income tax) favorable change in freestanding derivatives hedging market risks in embedded derivatives.
The primary changes in market factors affecting VA program derivatives are summarized as follows:

•
Long-term U.S. interest rates decreased more in the current period than in the prior period while long-term Japan interest rates decreased less, contributing to an unfavorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the 30-year U.S. swap rate decreased 117 basis points in the current period and decreased 62 basis points in the prior period, while the 30-year Japan swap rate decreased 8 basis points in the current period and decreased 31 basis points in the prior period.

•
Key equity index levels decreased in the current period and increased in the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the S&P 500 Index decreased 4% in the current period and increased 17% in the prior period.

The aforementioned $177 million ($140 million, net of income tax) unfavorable change in other risks in embedded derivatives reflects actuarial assumption updates and a combination of factors, which include fees deducted from accounts, changes in the benefit base, premiums, lapses, withdrawals and deaths, in addition to changes to cross-effect, basis mismatch, risk margin and fund allocation.
The aforementioned $150 million ($119 million, net of income tax) favorable change in the nonperformance risk adjustment on embedded derivatives resulted from a favorable change of $81 million, before income tax, related to model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, in addition to a favorable change of $69 million, before income tax, related to changes in our own credit spread.
Net Investment Gains (Losses). The unfavorable change in net investment gains (losses) of $133 million ($105 million, net of income tax) primarily reflects mark-to-market losses on equity securities in the current period, which are measured at estimated fair value through net income, a prior period gain on a renewable energy partnership and higher provisions for credit loss on fixed maturity securities and mortgage loans. These unfavorable impacts were partially offset by higher gains on sales of fixed maturity securities, a current period recovery on a leveraged lease that was previously impaired, a prior period tax credit partnership impairment and a loss in the prior period as a result of the definitive agreement to sell MetLife Hong Kong.

Taxes. For the six months ended June 30, 2020, our effective tax rate on income (loss) before provision for income tax was 22%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax charges from foreign earnings taxed at different rates than the U.S. statutory rate, partially offset by tax benefits related to non-taxable investment income, tax credits and the finalization of bankruptcy proceedings for a leveraged lease investment. For the six months ended June 30, 2019, our effective tax rate on income (loss) before provision for income tax was 23%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax charges from foreign earnings taxed at different rates than the U.S. statutory rate and the impact of the definitive agreement to sell MetLife Hong Kong, partially offset by tax benefits related to non-taxable investment income and tax credits.
Adjusted Earnings. Adjusted earnings available to common shareholders decreased $536 million, net of income tax, to $2,207 million, net of income tax, for the six months ended June 30, 2020 from $2,743 million, net of income tax, for the six months ended June 30, 2019.

Reconciliation of net income (loss) to adjusted earnings available to common shareholders and premiums, fees and other revenues to adjusted premiums, fees and other revenues
Three Months Ended June 30, 2020

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$498	$139	$124	$89	$(483)	$(299)	$68
Add: Preferred stock dividends	—	—	—	—	—	77	77
Add: Net income (loss) attributable to noncontrolling interests	—	1	2	2	—	—	5
Net income (loss)	$498	$140	$126	$91	$(483)	$(222)	$150
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	10	59	39	15	16	92	231
Net derivative gains (losses)	49	(173)	91	(60)	(526)	(91)	(710)
Premiums	—	20	—	—	—	—	20
Universal life and investment-type product policy fees	—	7	—	3	21	—	31
Net investment income	(81)	116	38	636	(68)	2	643
Other revenues	—	—	—	—	—	39	39
Expenses:
Policyholder benefits and claims and policyholder dividends	(12)	(38)	(104)	5	(96)	1	(244)
Interest credited to policyholder account balances	3	(143)	(46)	(615)	—	—	(801)
Capitalization of DAC	—	2	—	—	—	—	2
Amortization of DAC and VOBA	—	(9)	—	—	17	—	8
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—
Other expenses	—	(10)	4	—	—	(49)	(55)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	6	53	(28)	(9)	133	(4)	151
Adjusted earnings	$523	$256	$132	$116	$20	$(212)	$835
Less: Preferred stock dividends						77	77
Adjusted earnings available to common shareholders						$(289)	$758

Premiums, fees and other revenues	$5,692	$2,045	$737	$663	$1,229	$125	$10,491
Less: adjustments to premiums, fees and other revenues	—	27	—	3	21	39	90
Adjusted premiums, fees and other revenues	$5,692	$2,018	$737	$660	$1,208	$86	$10,401

Three Months Ended June 30, 2019

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$858	$501	$98	$101	$557	$(431)	$1,684
Add: Preferred stock dividends	—	—	—	—	—	57	57
Add: Net income (loss) attributable to noncontrolling interests	—	—	3	—	—	2	5
Net income (loss)	$858	$501	$101	$101	$557	$(372)	$1,746
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	18	3	(19)	16	86	(43)	61
Net derivative gains (losses)	197	329	21	11	264	(98)	724
Premiums	—	—	—	—	—	—	—
Universal life and investment-type product policy fees	—	21	—	5	22	—	48
Net investment income	(56)	(21)	(6)	250	(31)	3	139
Other revenues	—	2	—	—	—	69	71
Expenses:
Policyholder benefits and claims and policyholder dividends	(6)	(3)	(62)	(2)	(42)	3	(112)
Interest credited to policyholder account balances	6	(5)	(10)	(242)	—	—	(251)
Capitalization of DAC	—	—	—	—	—	—	—
Amortization of DAC and VOBA	—	(19)	—	1	26	—	8
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—
Other expenses	—	—	3	(4)	—	(81)	(82)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	(33)	(165)	15	(11)	(67)	25	(236)
Adjusted earnings	$732	$359	$159	$77	$299	$(250)	$1,376
Less: Preferred stock dividends						57	57
Adjusted earnings available to common shareholders						$(307)	$1,319

Adjusted earnings available to common shareholders on a constant currency basis (1)	$732	$353	$128	$73	$299	$(307)	$1,278

Premiums, fees and other revenues	$6,731	$2,086	$1,064	$674	$1,297	$167	$12,019
Less: adjustments to premiums, fees and other revenues	—	23	—	5	22	69	119
Adjusted premiums, fees and other revenues	$6,731	$2,063	$1,064	$669	$1,275	$98	$11,900

Adjusted premiums, fees and other revenues on a constant currency basis (1)	$6,731	$2,073	$882	$649	$1,275	$98	$11,708
__________________

(1)	Amounts for U.S., MetLife Holdings and Corporate & Other are shown on a reported basis, as constant currency impact is not significant.

Six Months Ended June 30, 2020

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$1,551	$1,006	$(89)	$301	$2,241	$(576)	$4,434
Add: Preferred stock dividends	—	—	—	—	—	109	109
Add: Net income (loss) attributable to noncontrolling interests	—	1	3	3	—	1	8
Net income (loss)	$1,551	$1,007	$(86)	$304	$2,241	$(466)	$4,551
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(23)	157	28	9	(96)	(132)	(57)
Net derivative gains (losses)	488	600	(269)	11	2,680	(19)	3,491
Premiums	—	52	—	—	—	—	52
Universal life and investment-type product policy fees	—	28	(3)	9	43	—	77
Net investment income	(134)	(125)	(15)	(229)	(116)	2	(617)
Other revenues	—	—	—	—	—	81	81
Expenses:
Policyholder benefits and claims and policyholder dividends	(24)	(72)	(141)	95	(53)	—	(195)
Interest credited to policyholder account balances	7	92	(6)	244	—	—	337
Capitalization of DAC	—	5	—	—	—	—	5
Amortization of DAC and VOBA	—	(43)	—	(1)	3	—	(41)
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—
Other expenses	—	(24)	4	(2)	—	(99)	(121)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	(66)	(269)	89	(26)	(517)	12	(777)
Adjusted earnings	$1,303	$606	$227	$194	$297	$(311)	$2,316
Less: Preferred stock dividends						109	109
Adjusted earnings available to common shareholders						$(420)	$2,207

Premiums, fees and other revenues	$11,881	$4,178	$1,655	$1,366	$2,484	$263	$21,827
Less: adjustments to premiums, fees and other revenues	—	80	(3)	9	43	81	210
Adjusted premiums, fees and other revenues	$11,881	$4,098	$1,658	$1,357	$2,441	$182	$21,617

Six Months Ended June 30, 2019

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$1,614	$956	$258	$179	$677	$(651)	$3,033
Add: Preferred stock dividends	—	—	—	—	—	89	89
Add: Net income (loss) attributable to noncontrolling interests	—	—	5	1	—	3	9
Net income (loss)	$1,614	$956	$263	$180	$677	$(559)	$3,131
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(19)	10	12	5	110	(42)	76
Net derivative gains (losses)	334	494	96	—	44	(129)	839
Premiums	—	—	—	—	—	—	—
Universal life and investment-type product policy fees	—	22	—	9	44	—	75
Net investment income	(112)	92	3	840	(63)	6	766
Other revenues	—	4	—	—	—	137	141
Expenses:
Policyholder benefits and claims and policyholder dividends	(12)	(3)	(131)	19	(119)	3	(243)
Interest credited to policyholder account balances	9	(138)	(29)	(806)	—	—	(964)
Capitalization of DAC	—	—	—	—	—	—	—
Amortization of DAC and VOBA	—	(23)	—	2	60	—	39
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—
Other expenses	—	(1)	6	(25)	—	(150)	(170)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	(42)	(216)	13	(27)	(15)	27	(260)
Adjusted earnings	$1,456	$715	$293	$163	$616	$(411)	$2,832
Less: Preferred stock dividends						89	89
Adjusted earnings available to common shareholders						$(500)	$2,743

Adjusted earnings available to common shareholders on a constant currency basis (1)	$1,456	$703	$246	$156	$616	$(500)	$2,677

Premiums, fees and other revenues	$12,789	$4,210	$2,006	$1,337	$2,587	$354	$23,283
Less: adjustments to premiums, fees and other revenues	—	26	—	9	44	137	216
Adjusted premiums, fees and other revenues	$12,789	$4,184	$2,006	$1,328	$2,543	$217	$23,067

Adjusted premiums, fees and other revenues on a constant currency basis (1)	$12,789	$4,190	$1,735	$1,297	$2,543	$217	$22,771
__________________

(1)	Amounts for U.S., MetLife Holdings and Corporate & Other are shown on a reported basis, as constant currency impact is not significant.

Consolidated Results —Adjusted Earnings
Business Overview. Adjusted premiums, fees and other revenues for the three months ended June 30, 2020 decreased $1.5 billion, or 13%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, decreased $1.3 billion, or 11%, compared to the prior period, primarily due to a decrease in our U.S. segment, which includes significant impacts from the COVID-19 Pandemic and related restrictions. In addition, a decrease in our Latin America segment was mainly driven by lower annuitizations in Chile during the COVID-19 Pandemic, resulting in lower annuity sales. A decline in our Asia segment was primarily due to the disposition of MetLife Hong Kong. An increase in our EMEA segment was due to growth across the region. Our MetLife Holdings segment consists of operations relating to products and businesses, previously included in our former retail business, that we no longer actively market in the United States. We anticipate an average decline in premiums, fees and other revenues of approximately 5% per year in our MetLife Holdings segment from expected business run-off.
Three Months Ended June 30, 2020 Compared with the Three Months Ended June 30, 2019
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary driver of the decrease in adjusted earnings was lower investment yields. This was partially offset by higher net investment income due to a larger asset base, a decrease in expenses, including interest credited expenses, and lower DAC amortization.
Foreign Currency. Changes in foreign currency exchange rates had a $41 million negative impact on adjusted earnings for the second quarter of 2020 compared to the prior period. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. We benefited from positive net flows from many of our businesses, which increased our invested asset base. Growth in the investment portfolios of our U.S., Asia, MetLife Holdings and Latin America segments resulted in higher net investment income. However, consistent with the growth in average invested assets, interest credited expenses on certain insurance-related liabilities increased. Lower premiums, fees and other revenues, net of associated policyholder benefits, was driven by our Asia and Latin America segments. In addition, we had lower fee income in our MetLife Holdings segment. An increase in expenses was primarily due to the 2020 reinstatement of the annual health insurer fee under the Patient Protection and Affordable Care Act (“PPACA”) and was more than offset by a corresponding increase in premiums, fees and other revenues. The combined impact of the items affecting our business growth, in addition to lower DAC amortization, resulted in an $86 million increase in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Excluding the impact of changes in foreign currency exchange rates on net investment income in our non-U.S. segments and changes in inflation rates on our inflation-indexed investments, investment yields decreased. Investment yields were negatively affected by lower returns on private equity funds and real estate investments, and lower yields on fixed income securities and mortgage loans. These decreases were partially offset by higher returns on FVO Securities, and higher net investment income on derivatives. The impact of interest rate fluctuations resulted in a decrease in our average interest credited rates on deposit-type and long-duration liabilities, which drove a decrease in interest credited expenses. The changes in market factors discussed above resulted in a $739 million decrease in adjusted earnings.
Underwriting and Other Insurance Adjustments. Underwriting results, which include both positive and negative impacts from the COVID-19 Pandemic and related restrictions, resulted in a $23 million increase in adjusted earnings. This was primarily due to favorable morbidity in our U.S. and EMEA segments, as well as a decrease in non-catastrophe claims in our Property & Casualty business. These favorable results were partially offset by unfavorable mortality in our U.S. and MetLife Holdings segments and higher catastrophe-related claims in our Property & Casualty business. Refinements to DAC and certain insurance-related liabilities in both periods resulted in an $8 million decrease in adjusted earnings.
Expenses. Expenses decreased compared to the prior period, which resulted in a $141 million increase in adjusted earnings, primarily due to declines in costs associated with corporate initiatives and projects and lower employee-related costs, as well as declines in various other expenses.
Taxes. For both the three months ended June 30, 2020 and 2019, our effective tax rate on adjusted earnings was 19%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax benefits from non-taxable investment income and tax credits, partially offset by tax charges from foreign earnings taxed at different rates than the U.S. statutory rate.
Six Months Ended June 30, 2020 Compared with the Six Months Ended June 30, 2019
Unless otherwise stated, all amounts discussed below are net of income tax.

Overview. The primary driver of the decrease in adjusted earnings was lower investment yields. This was partially offset by higher net investment income due to a larger asset base, and a decrease in expenses, including interest credited expenses.
Foreign Currency. Changes in foreign currency exchange rates had a $66 million negative impact on adjusted earnings for the first six months of 2020 compared to the prior period. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. We benefited from positive net flows from many of our businesses, which increased our invested asset base. Growth in the investment portfolios of our U.S., Asia, MetLife Holdings and Latin America segments resulted in higher net investment income. However, consistent with the growth in average invested assets, interest credited expenses on certain insurance-related liabilities increased. Lower premiums, net of associated policyholder benefits, in our Asia and Latin America segments was partially offset by an increase in our EMEA segment. In addition, lower fee income in our MetLife Holdings segment was partially offset by increases in our non-U.S. segments. An increase in expenses was primarily due to the 2020 reinstatement of the annual health insurer fee under the PPACA and was more than offset by a corresponding increase in premiums, fees and other revenues. The combined impact of the items affecting our business growth resulted in a $167 million increase in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Excluding the impact of changes in foreign currency exchange rates on net investment income in our non-U.S. segments and changes in inflation rates on our inflation-indexed investments, investment yields decreased. Investment yields were negatively affected by lower returns on private equity funds and FVO Securities, and lower yields on fixed income securities and mortgage loans. These decreases were partially offset by higher net investment income on derivatives. The impact of interest rate fluctuations resulted in a decrease in our average interest credited rates on deposit-type and long-duration liabilities, which drove a decrease in interest credited expenses. The changes in market factors discussed above resulted in a $799 million decrease in adjusted earnings.
Underwriting and Other Insurance Adjustments. Underwriting results, which include both positive and negative impacts from the COVID-19 Pandemic and related restrictions, resulted in a $29 million decrease in adjusted earnings. This was primarily due to unfavorable mortality in our U.S. and MetLife Holdings segments, higher claims and lapses in our Asia segment, and higher catastrophe-related claims in our Property & Casualty business. These unfavorable impacts were partially offset by favorable morbidity in our U.S., EMEA and MetLife Holdings segments and a decrease in non-catastrophe claims in our Property & Casualty business. Refinements to DAC and certain insurance-related liabilities in both periods resulted in a $26 million decrease in adjusted earnings, primarily in our MetLife Holdings, EMEA and U.S. segments.
Expenses. Expenses decreased compared to the prior period, which resulted in a $201 million increase in adjusted earnings, primarily due to declines in costs associated with corporate initiatives and projects and lower employee-related costs, as well as declines in various other expenses, partially offset by higher interest expense on tax positions due to prior period audit settlements.
Taxes. For the six months ended June 30, 2020, our effective tax rate on adjusted earnings was 18%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax benefits from non-taxable investment income, tax credits and the finalization of bankruptcy proceedings for a leveraged lease investment, partially offset by tax charges from foreign earnings taxed at different rates than the U.S. statutory rate. For the six months ended June 30, 2019, our effective tax rate on adjusted earnings was 19%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax benefits from non-taxable investment income and tax credits, partially offset by tax charges from foreign earnings taxed at different rates than the U.S. statutory rate.

Segment Results and Corporate & Other
U.S.
Business Overview. Adjusted premiums, fees and other revenues for the three months ended June 30, 2020 decreased $1.0 billion, or 15%, compared to the prior period, attributable to lower premiums across all of our businesses. The decrease in Retirement and Income Solutions (“RIS”) was mainly driven by a decline in our pension risk transfer business, as well as decreases in our income annuity and structured settlement businesses due to market conditions. Changes in RIS premiums are mostly offset by a corresponding change in policyholder benefits. The decrease in Group Benefits was primarily due to lower dental and vision premiums, driven by the impact of an unearned premium reserve established to recognize the limited availability of services that could be provided due to the COVID-19 Pandemic restrictions, as well as the impact of premium credits we offered to our customers due to such restrictions. Partially offsetting this decrease is growth in our other core and voluntary products despite negative pressures from the economic impact of the COVID-19 Pandemic. Growth in our other core products was driven by increases in our group life and group disability businesses. Growth in our voluntary products increased across the segment, driven by the impact of new sales and growth in membership in our accident & health and legal plans businesses. The decrease in Property & Casualty was primarily driven by premium credits we offered to customers in our auto business as a result of lower miles driven due to the COVID-19 Pandemic restrictions, as well as a decrease in exposures in both the auto and home businesses.
Growth in RIS’s stable value and capital market investments businesses drove an increase in policyholder account balances, resulting in higher fees and interest margins.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Adjusted revenues
Premiums	$5,184	$6,234	$10,858	$11,801
Universal life and investment-type product policy fees	268	274	543	544
Net investment income	1,425	1,795	3,191	3,514
Other revenues	240	223	480	444
Total adjusted revenues	7,117	8,526	15,072	16,303
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	5,038	6,101	10,473	11,474
Interest credited to policyholder account balances	412	504	870	1,005
Capitalization of DAC	(122)	(127)	(234)	(241)
Amortization of DAC and VOBA	115	117	234	231
Interest expense on debt	2	3	4	5
Other expenses	1,012	1,009	2,078	2,002
Total adjusted expenses	6,457	7,607	13,425	14,476
Provision for income tax expense (benefit)	137	187	344	371
Adjusted earnings	$523	$732	$1,303	$1,456

Adjusted premiums, fees and other revenues	$5,692	$6,731	$11,881	$12,789
Three Months Ended June 30, 2020 Compared with the Three Months Ended June 30, 2019
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. The impact of positive flows from pension risk transfer transactions in 2019, funding agreement issuances and structured settlements resulted in higher average invested assets, improving net investment income. However, consistent with the growth in average invested assets, interest credited expenses on long-duration and deposit-type liabilities increased. An increase in expenses was primarily due to the 2020 reinstatement of the annual health insurer fee under the PPACA and was more than offset by a corresponding increase in premiums, fees and other revenues. The combined impact of the items affecting our business growth increased adjusted earnings by $29 million.

Market Factors. Market factors, including interest rate levels, variability in equity market returns and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased, primarily driven by lower returns on private equity funds, as well as lower yields on fixed income securities and mortgage loans. The impact of interest rate fluctuations resulted in a decrease in our average interest credited rates on deposit-type and long-duration liabilities, which drove a decrease in interest credited expenses. The changes in market factors discussed above resulted in a $241 million decrease in adjusted earnings.
Underwriting and Other Insurance Adjustments. Unfavorable mortality in our Group Benefits business resulted in a decrease in adjusted earnings of $161 million. This was primarily driven by the impact of COVID-19 claims experience across our life businesses, as well as the impact of lower incidence in the prior period in our term life business, partially offset by favorable results in our accidental death & dismemberment business due to lower incidence as a result of the COVID-19 Pandemic restrictions. Favorable claims experience, coupled with the impact of growth in our Group Benefits business resulted in a $97 million increase in adjusted earnings. This increase was primarily driven by: (i) favorable dental results, driven by the impact of the COVID-19-Pandemic restrictions which limited availability of services and reduced utilization in the current period; (ii) the impact of growth and favorable claims experience in our accident & health and critical illness businesses; and (iii) favorable claims experience in our group disability business, partially offset by less favorable individual disability results. Favorable mortality in our RIS business resulted in an increase in adjusted earnings of $43 million, as favorable mortality in our pension risk transfer and institutional annuity businesses was partially offset by less favorable results in our specialized benefit resource business. In our Property & Casualty business, adjusted earnings increased $34 million due to a $71 million decrease in non-catastrophe claims costs, partially offset by a $27 million increase in catastrophe-related claims costs and the impact of adverse prior period development of $9 million. The decrease in non-catastrophe claims costs was the result of lower frequencies, primarily in our auto business, driven by the impact of lower mileage driven due to the impact of the COVID-19 Pandemic restrictions, partially offset by higher severity. Refinements to certain insurance and other liabilities in both periods resulted in an $12 million decrease in adjusted earnings.
Six Months Ended June 30, 2020 Compared with the Six Months Ended June 30, 2019
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. The impact of positive flows from pension risk transfer transactions in 2019, funding agreement issuances and structured settlements resulted in higher average invested assets, improving net investment income. However, consistent with the growth in average invested assets, interest credited expenses on long-duration and deposit-type liabilities increased. Higher volume-related, premium tax and direct expenses, driven by business growth, coupled with the increase due to the 2020 reinstatement of the annual health insurer fee under the PPACA, were more than offset by a corresponding increase in premiums, fees and other revenues. The combined impact of the items affecting our business growth increased adjusted earnings by $52 million.
Market Factors. Market factors, including interest rate levels, variability in equity market returns and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased primarily driven by lower returns on private equity funds, as well as lower yields on fixed income securities and mortgage loans. The impact of interest rate fluctuations resulted in a decrease in our average interest credited rates on deposit-type and long-duration liabilities, which drove a decrease in interest credited expenses. The changes in market factors discussed above resulted in a $188 million decrease in adjusted earnings.
Underwriting and Other Insurance Adjustments. Unfavorable mortality in our Group Benefits business resulted in a decrease in adjusted earnings of $203 million. This was primarily driven by the impact of COVID-19 claims experience across our life businesses, as well as the impact of lower incidence in the prior period in our term life business, partially offset by favorable results in our accidental death & dismemberment business due to lower incidence as a result of COVID-19 Pandemic restrictions. Favorable claims experience, coupled with the impact of growth in our Group Benefits business resulted in a $108 million increase in adjusted earnings. This increase was primarily driven by: (i) the impact of growth and favorable claims experience in our accident & health and critical illness businesses; (ii) favorable dental results, driven by the impact of COVID-19 Pandemic restrictions which limited availability of services and reduced utilization in the current period; and (iii) favorable claims experience in our group disability business, partially offset by less favorable individual disability results. Favorable mortality in our RIS business resulted in an increase in adjusted earnings $43 million, as favorable mortality in our pension risk transfer and institutional annuity businesses was partially offset by less favorable results in our specialized benefit resource business. In our Property & Casualty business, adjusted earnings increased $34 million due to a $96 million decrease in non-catastrophe claims costs, partially offset by the impact of adverse prior period development of $32 million and an increase in catastrophe-related claims costs of $30 million. The decrease in non-catastrophe claims costs was the result of lower frequencies, primarily in our auto business, driven by the impact of lower mileage driven due to the impact of COVID-19 Pandemic restrictions, partially offset by higher severity. Refinements to certain insurance and other liabilities in both periods resulted in an $8 million decrease in adjusted earnings.

Asia
Business Overview. Adjusted premiums, fees and other revenues for the three months ended June 30, 2020 decreased $45 million, or 2%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, decreased $55 million, or 3%, compared to the prior period, mainly due to the disposition of MetLife Hong Kong and a decrease in premiums from yen-denominated life products, partially offset by growth in accident & health and foreign currency-denominated life products in Japan.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Adjusted revenues
Premiums	$1,584	$1,631	$3,220	$3,330
Universal life and investment-type product policy fees	420	419	850	825
Net investment income	767	944	1,704	1,824
Other revenues	14	13	28	29
Total adjusted revenues	2,785	3,007	5,802	6,008
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	1,255	1,279	2,576	2,598
Interest credited to policyholder account balances	447	424	892	827
Capitalization of DAC	(351)	(472)	(772)	(951)
Amortization of DAC and VOBA	284	312	599	619
Amortization of negative VOBA	(8)	(7)	(16)	(16)
Other expenses	797	955	1,671	1,910
Total adjusted expenses	2,424	2,491	4,950	4,987
Provision for income tax expense (benefit)	105	157	246	306
Adjusted earnings	$256	$359	$606	$715

Adjusted earnings on a constant currency basis	$256	$353	$606	$703

Adjusted premiums, fees and other revenues	$2,018	$2,063	$4,098	$4,184
Adjusted premiums, fees and other revenues on a constant currency basis	$2,018	$2,073	$4,098	$4,190
Three Months Ended June 30, 2020 Compared with the Three Months Ended June 30, 2019
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $6 million for the second quarter of 2020 compared to the prior period, primarily due to the weakening of the Australian dollar and Korean won against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Positive net flows in Japan and Korea resulted in higher average invested assets, which improved net investment income. The increase in net investment income was partially offset by a corresponding increase in interest credited expenses on certain insurance liabilities. Asia’s premiums, fees and other revenues decreased compared to the prior period as discussed above; however, this was partially offset by a related decline in policyholder benefits. Lower commissions and other variable expenses, net of DAC capitalization, resulted in an increase to adjusted earnings. The combined impact of the items affecting our business growth improved adjusted earnings by $29 million.

Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields were unfavorably impacted by lower returns from private equity funds and hedge funds, in addition to lower yields on fixed income securities supporting products denominated in U.S. dollar, Australian dollar and, to a lesser extent, Japanese yen, all sold in Japan. In addition, net investment income decreased due to the disposition of MetLife Hong Kong. The changes in market factors discussed above decreased adjusted earnings by $143 million.
Underwriting and Other Insurance Adjustments. Higher claims and lapses in Japan decreased adjusted earnings by $9 million. Refinements to certain insurance liabilities and other liabilities in both periods resulted in a $9 million increase in adjusted earnings.
Expenses. Expenses decreased by $11 million, primarily driven by lower expenses in Japan, including advertising, printing and travel costs, as well as lower corporate overhead.
Six Months Ended June 30, 2020 Compared with the Six Months Ended June 30, 2019
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $12 million for the first six months of 2020 compared to the prior period, primarily due to the weakening of the Australian dollar and Korean won against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Positive net flows in Japan and Korea resulted in higher average invested assets, which improved net investment income. The increase in net investment income was partially offset by a corresponding increase in interest credited expenses on certain insurance liabilities. Asia’s premiums, fees and other revenues decreased compared to the prior period as discussed above; however, this was partially offset by a related decline in policyholder benefits. Lower commissions and other variable expenses, net of DAC capitalization, resulted in an increase to adjusted earnings. The combined impact of the items affecting our business growth improved adjusted earnings by $79 million.
Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields were unfavorably impacted by lower returns from private equity funds, in addition to lower yields on fixed income securities supporting products denominated in U.S. dollar, Australian dollar and, to a lesser extent, Japanese yen, all sold in Japan. In addition, net investment income decreased due to the disposition of MetLife Hong Kong. The changes in market factors discussed above decreased adjusted earnings by $160 million.
Underwriting and Other Insurance Adjustments. Higher claims and lapses in Japan and lapses in Korea decreased adjusted earnings by $33 million. Refinements to certain insurance liabilities and other liabilities in both periods resulted in a $5 million increase in adjusted earnings.
Expenses. Expenses decreased by $6 million, primarily due to lower expenses in Japan, including advertising, printing and travel costs, partially offset by higher corporate overhead.

Latin America
Business Overview. Adjusted premiums, fees and other revenues for the three months ended June 30, 2020 decreased $327 million, or 31%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, decreased $145 million, or 16%, compared to the prior period, mainly driven by lower annuitizations in Chile during the COVID-19 Pandemic, resulting in lower annuity sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Adjusted revenues
Premiums	$489	$773	$1,129	$1,419
Universal life and investment-type product policy fees	238	280	508	564
Net investment income	260	360	478	656
Other revenues	10	11	21	23
Total adjusted revenues	997	1,424	2,136	2,662
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	449	790	1,059	1,387
Interest credited to policyholder account balances	56	86	126	180
Capitalization of DAC	(74)	(100)	(174)	(194)
Amortization of DAC and VOBA	70	79	144	157
Interest expense on debt	1	1	2	2
Other expenses	307	352	652	718
Total adjusted expenses	809	1,208	1,809	2,250
Provision for income tax expense (benefit)	56	57	100	119
Adjusted earnings	$132	$159	$227	$293

Adjusted earnings on a constant currency basis	$132	$128	$227	$246

Adjusted premiums, fees and other revenues	$737	$1,064	$1,658	$2,006
Adjusted premiums, fees and other revenues on a constant currency basis	$737	$882	$1,658	$1,735
Three Months Ended June 30, 2020 Compared with the Three Months Ended June 30, 2019
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $31 million for the second quarter of 2020 compared to the prior period due to the weakening of foreign currencies against the U.S. dollar, primarily the Mexican and Chilean pesos. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Despite the aforementioned decrease in annuity premiums in Chile driven by the COVID-19 Pandemic, Latin America experienced growth in Mexico and in other businesses in Chile. The decrease in premiums in Chile was partially offset by related changes in policyholder benefits. An increase in average invested assets, primarily from Chile, generated higher net investment income. In addition, policy fee income increased in our universal life business in Mexico. Although DAC capitalization decreased and commissions and other variable expenses increased, this was largely offset by decreases in interest credited expenses on certain insurance liabilities. The combined impact of the items affecting business growth resulted in a slight increase in adjusted earnings.
Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields were essentially unchanged, as higher yields on FVO Securities due to the favorable impact of equity markets on our Chilean encaje were offset by lower yields on fixed income securities, as well as lower returns on private equity funds and other investments. The changes in market factors discussed above, as well as a decrease in interest credited expenses, increased adjusted earnings by $6 million.

Underwriting. The impact of claims from the COVID-19 Pandemic were more than offset by lower utilization and favorable underwriting in Mexico and Chile, which resulted in a $5 million increase to adjusted earnings.
Expenses and Taxes. Expenses were essentially unchanged, driven by a current period information technology charge, which was offset by lower expenses due to the COVID-19 Pandemic restrictions. Tax-related adjustments in both periods resulted in a net decrease in adjusted earnings of $7 million.
Six Months Ended June 30, 2020 Compared with the Six Months Ended June 30, 2019
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $47 million for the first six months of 2020 compared to the prior period, mainly due to the weakening of foreign currencies against the U.S. dollar, mainly the Chilean and Mexican pesos. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Despite the aforementioned decrease in annuity premiums in Chile driven by the COVID-19 Pandemic, Latin America experienced growth in Mexico and in other businesses in Chile. The decrease in premiums in Chile was partially offset by related changes in policyholder benefits. An increase in average invested assets, primarily in Chile, generated higher net investment income. In addition, policy fee income increased in our universal life business in Mexico. Although business growth in other businesses drove an increase in commissions, net of DAC capitalization, this was more than offset by decreases in interest credited expenses on certain insurance liabilities. The combined impact of the items affecting business growth, partially offset by higher DAC amortization, increased adjusted earnings by $5 million.
Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased, driven by lower yields on FVO Securities, due to the unfavorable impact of equity markets on our Chilean encaje, as well as lower yields on fixed income securities and lower returns on private equity funds and derivatives. The changes in market factors discussed above, as well as a decrease in interest credited expenses, decreased adjusted earnings by $33 million.
Underwriting. The impact of claims from the COVID-19 Pandemic were more than offset by lower utilization and favorable underwriting in Mexico and Chile, which resulted in a $14 million increase to adjusted earnings.
Expenses and Taxes. A slight increase in expenses was primarily driven by a current period information technology charge, which was largely offset by lower expenses due to the COVID-19 Pandemic restrictions. Tax-related adjustments in both periods resulted in a net decrease in adjusted earnings of $3 million.

EMEA
Business Overview. Adjusted premiums, fees and other revenues for the three months ended June 30, 2020 decreased $9 million, or 1%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $11 million, or 2%, compared to the prior period due to growth across the region, mainly in our credit life business in Turkey, our employee benefits business in Egypt and U.K. and our accident & health business in Europe, partially offset by a decrease in our variable life business in the Gulf.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Adjusted revenues
Premiums	$557	$551	$1,125	$1,093
Universal life and investment-type product policy fees	92	105	208	208
Net investment income	63	73	132	147
Other revenues	11	13	24	27
Total adjusted revenues	723	742	1,489	1,475
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	263	292	573	576
Interest credited to policyholder account balances	27	23	54	47
Capitalization of DAC	(115)	(126)	(245)	(243)
Amortization of DAC and VOBA	85	107	215	199
Amortization of negative VOBA	(2)	(3)	(4)	(4)
Other expenses	328	350	660	688
Total adjusted expenses	586	643	1,253	1,263
Provision for income tax expense (benefit)	21	22	42	49
Adjusted earnings	$116	$77	$194	$163

Adjusted earnings on a constant currency basis	$116	$73	$194	$156

Adjusted premiums, fees and other revenues	$660	$669	$1,357	$1,328
Adjusted premiums, fees and other revenues on a constant currency basis	$660	$649	$1,357	$1,297
Three Months Ended June 30, 2020 Compared with the Three Months Ended June 30, 2019
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $4 million for the second quarter of 2020 as compared to the prior period, primarily driven by the strengthening of the U.S. dollar against the Turkish lira, the euro, the Polish zloty, and the British pound. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Growth from our credit life business in Turkey and in our accident & health business in Europe, partially offset by a decrease in our variable life business in the Gulf, resulted in a slight increase in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results. Investment yields were lower across the region, which resulted in a $7 million decrease in adjusted earnings.
Underwriting and Other Insurance Adjustments. Adjusted earnings increased by $27 million as a result of favorable underwriting experience in (i) our employee benefits business across the region; and (ii) our accident & health business in Greece and Romania, partially offset by unfavorable underwriting in our credit life business in Turkey and our ordinary life business in France. Underwriting results include impacts of the COVID-19 Pandemic and related restrictions. Refinements to certain insurance-related assets and liabilities in both periods resulted in a $9 million increase in adjusted earnings.

Expenses. Adjusted earnings increased by $10 million, primarily due to lower expenses, including travel and advertising, as well as lower corporate overhead.
Six Months Ended June 30, 2020 Compared with the Six Months Ended June 30, 2019
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $7 million for the first six months of 2020 as compared to the prior period, primarily driven by the strengthening of the U.S. dollar against the Turkish lira, the euro, the Polish zloty and the British pound. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Growth across the region, mainly in our credit life business in Turkey, our accident & health business in Europe and our variable life business in the Gulf increased adjusted earnings by $12 million.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results. DAC amortization increased in our variable life business. In addition, investment yields were lower across the region. The changes in market factors discussed above resulted in a $22 million decrease in adjusted earnings.
Underwriting and Other Insurance Adjustments. Adjusted earnings increased by $18 million as a result of favorable underwriting experience in our employee benefits business across the region, partially offset by unfavorable underwriting in our credit life business in Turkey and our ordinary life business in France. Underwriting results include impacts of the COVID-19 Pandemic and related restrictions. Refinements to certain insurance-related assets and liabilities in both periods resulted in a $10 million decrease in adjusted earnings.
Expenses and Taxes. Adjusted earnings increased by $34 million, mainly driven by lower compensation-related expenses, lower costs associated with enterprise-wide initiatives, and various other expense decreases. Tax-related adjustments in both periods increased adjusted earnings by $6 million, primarily due to the prior period revision to a tax asset in Greece.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Adjusted revenues
Premiums	$889	$924	$1,793	$1,851
Universal life and investment-type product policy fees	249	286	543	560
Net investment income	981	1,338	2,296	2,625
Other revenues	70	65	105	132
Total adjusted revenues	2,189	2,613	4,737	5,168
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	1,705	1,703	3,366	3,351
Interest credited to policyholder account balances	219	227	437	453
Capitalization of DAC	(5)	(8)	(10)	(14)
Amortization of DAC and VOBA	11	80	111	143
Interest expense on debt	1	2	3	4
Other expenses	239	237	467	464
Total adjusted expenses	2,170	2,241	4,374	4,401
Provision for income tax expense (benefit)	(1)	73	66	151
Adjusted earnings	$20	$299	$297	$616

Adjusted premiums, fees and other revenues	$1,208	$1,275	$2,441	$2,543
Three Months Ended June 30, 2020 Compared with the Three Months Ended June 30, 2019
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. Negative net flows from our deferred annuities business and a decrease in universal life deposits resulted in lower fee income. This decrease was offset by higher net investment income, resulting from a higher invested asset base, as well as lower DAC amortization. The higher invested asset base was primarily the result of positive net flows in our long-term care business. The combined impact of the items affecting our business growth offset each other and resulted in essentially no change to adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased primarily due to lower returns on private equity funds, as well as lower yields on fixed income securities and mortgage loans. These decreases were partially offset by higher net investment income on derivatives, as well as lower DAC amortization. The changes in market factors discussed above resulted in a $251 million decrease in adjusted earnings.

Underwriting and Other Insurance Adjustments. Unfavorable underwriting, primarily in our traditional life business, which includes impacts from the COVID-19 Pandemic, decreased adjusted earnings by $21 million. Refinements to DAC in the prior period resulted in a $13 million decrease in adjusted earnings. Run-off of our closed block, as well as a reduction in our dividend scale as a result of the sustained low interest rate environment, contributed to lower dividend expense and resulted in a $9 million increase in adjusted earnings. The impact of this dividend action was more than offset by lower net investment income.
Six Months Ended June 30, 2020 Compared with the Six Months Ended June 30, 2019
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. Negative net flows from our deferred annuities business and a decrease in universal life deposits resulted in lower fee income. This decrease was partially offset by higher net investment income, resulting from a higher invested asset base, as well as lower DAC amortization. The higher invested asset base was primarily the result of positive net flows in our long-term care business. The combined impact of the items affecting our business growth resulted in a $25 million decrease in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased primarily due to lower returns on private equity funds, as well as lower yields on fixed income securities and mortgage loans. These decreases were partially offset by higher net investment income on derivatives. In our deferred annuity business, higher costs associated with our variable annuity guaranteed minimum death benefits (“GMDBs”) resulted in a decrease in adjusted earnings. These unfavorable earnings impacts were partially offset by an increase in asset-based fee income and lower DAC amortization. The changes in market factors discussed above resulted in a $267 million decrease in adjusted earnings.
Underwriting and Other Insurance Adjustments. Unfavorable underwriting in our traditional life and universal life businesses was partially offset by favorable underwriting in our long-term care business resulting in a $20 million decrease in adjusted earnings, which includes impacts from the COVID-19 Pandemic. Refinements to DAC in the prior period resulted in a $13 million decrease in adjusted earnings. Run-off of our closed block, as well as a reduction in our dividend scale as a result of the sustained low interest rate environment, contributed to lower dividend expense and resulted in a $12 million increase in adjusted earnings. The impact of this dividend action was more than offset by lower net investment income.

Corporate & Other

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Adjusted revenues
Premiums	$13	$16	$25	$40
Universal life and investment-type product policy fees	1	—	1	1
Net investment income	(52)	44	(36)	69
Other revenues	72	82	156	176
Total adjusted revenues	34	142	146	286
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	3	18	29	38
Capitalization of DAC	(2)	(4)	(5)	(6)
Amortization of DAC and VOBA	3	2	4	3
Interest expense on debt	228	268	445	497
Other expenses	134	289	270	511
Total adjusted expenses	366	573	743	1,043
Provision for income tax expense (benefit)	(120)	(181)	(286)	(346)
Adjusted earnings	(212)	(250)	(311)	(411)
Less: Preferred stock dividends	77	57	109	89
Adjusted earnings available to common shareholders	$(289)	$(307)	$(420)	$(500)

Adjusted premiums, fees and other revenues	$86	$98	$182	$217
The table below presents adjusted earnings available to common shareholders by source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Business activities	$12	$12	$30	$25
Net investment income	(50)	46	(33)	75
Interest expense on debt	(238)	(280)	(467)	(519)
Corporate initiatives and projects	(25)	(117)	(56)	(217)
Other	(31)	(92)	(71)	(121)
Provision for income tax (expense) benefit and other tax-related items	120	181	286	346
Preferred stock dividends	(77)	(57)	(109)	(89)
Adjusted earnings available to common shareholders	$(289)	$(307)	$(420)	$(500)
Three Months Ended June 30, 2020 Compared with the Three Months Ended June 30, 2019
Unless otherwise stated, all amounts discussed below are net of income tax.
Net Investment Income. Net investment income declined $76 million, primarily due to decreased returns on our equity market sensitive investments, including private equity funds, as well as lower yields on our fixed income securities and lower returns on real estate investments.

Interest Expense on Debt. Interest expense on debt decreased by $33 million, primarily due to the excess premium associated with redeemed debt in the prior period, partially offset by the issuance of senior notes at lower rates in March 2020 and May 2019.
Corporate Initiatives and Projects. Adjusted earnings increased $73 million due to lower expenses associated with corporate initiatives and projects, primarily due to prior period costs related to our unit cost initiative.
Provision for Income Tax (Expense) Benefit and Other Tax-Related Items. An unfavorable change in Corporate & Other’s effective tax rate was primarily due to lower utilization of tax preferenced items, which include non-taxable investment income and tax credits.
Other. Adjusted earnings increased $48 million, primarily as a result of lower employee-related costs, a prior period loss related to the sale of a run-off business that was previously reinsured, as well as decreases in certain corporate-related expenses, partially offset by higher legal expenses.
Preferred Stock Dividends. Adjusted earnings available to common shareholders decreased $20 million as a result of the dividends paid on 4.75% Non-Cumulative Preferred Stock, Series F (the “Series F preferred stock”) we issued in January 2020.
Six Months Ended June 30, 2020 Compared with the Six Months Ended June 30, 2019
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Activities. Adjusted earnings from business activities increased $4 million. This was primarily related to improved results from certain of our businesses.
Net Investment Income. Net investment income declined $85 million, primarily due to decreased returns on our equity market sensitive investments, including private equity funds, as well as lower yields on our fixed income securities.
Interest Expense on Debt. Interest expense on debt decreased by $41 million, primarily due to the excess premium associated with redeemed debt in the prior period, partially offset by the issuance of senior notes at lower interest rates in March 2020 and May 2019.
Corporate Initiatives and Projects. Adjusted earnings increased $127 million due to lower expenses associated with corporate initiatives and projects, primarily due to prior period costs related to our unit cost initiative.
Provision for Income Tax (Expense) Benefit and Other Tax-Related Items. An unfavorable change in Corporate & Other’s effective tax rate was primarily due to lower utilization of tax preferenced items, which include non-taxable investment income, tax credits, and taxes on stock compensation, partially offset by the finalization of bankruptcy proceedings for a leveraged lease investment.
Other. Adjusted earnings increased $40 million, primarily as a result of lower employee-related costs, a prior period loss related to the sale of a run-off business that was previously reinsured, as well as decreases in certain corporate-related expenses, partially offset by higher interest expenses on tax positions due to prior period audit settlements and higher legal expenses.
Preferred Stock Dividends. Adjusted earnings available to common shareholders decreased $20 million as a result of dividends paid on the Series F preferred stock we issued in January 2020.

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
Current Environment
As a global insurance company, we continue to be impacted by the changing global financial and economic environment, the fiscal and monetary policy of central banks around the world and government measures. The COVID-19 Pandemic continues to impact the global economy and financial markets and has caused volatility in the global equity, credit and real estate markets. See “— Industry Trends — Financial and Economic Environment.”
Governments and central banks around the world are responding to the COVID-19 Pandemic with unprecedented fiscal and monetary policies, which are expected to have significant and ongoing effects on financial markets and the global economy. These policy responses include fiscal and monetary stimulus measures, including, but not limited to, financial assistance, liquidity programs, new financing facilities and reductions in the level of interest rates to near zero, zero and, in some markets, negative. As time progresses, we will know more about the efficacy of these policies and what they may mean for the outlook for the global economy and financial markets, but currently there are too many factors to reliably estimate the duration and severity of the impact of the COVID-19 Pandemic to adequately determine its impacts on our business operations, investment portfolio and derivatives.
As a result of the impact of the COVID-19 Pandemic on the global economy and the markets, during the six months ended June 30, 2020, there was an economic slowdown and volatility in the financial markets, including liquidity driven price dislocation and credit spread widening. As a result, during the six months ended June 30, 2020, the value of certain investments within our portfolio decreased; however, some of those effects were mitigated by an increase in the value of certain freestanding derivatives that hedge such market risks. These conditions may persist for some time and may continue to impact pricing levels of risk-bearing investments, as well as our business operations, investment portfolio and derivatives.

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

	Selected Country Fixed Maturity Securities AFS at June 30, 2020
	Sovereign (1)	Financial Services	Non-Financial Services	Structured	Total (2)
	(Dollars in millions)
United Kingdom	$25	$5,406	$11,848	$117	$17,396
Mexico	2,229	830	1,997	35	5,091
China	267	2	461	—	730
Italy	39	75	588	—	702
Hong Kong SAR	222	3	24	—	249
Turkey	166	—	11	19	196
Argentina (3)	39	26	51	—	116
Lebanon (3)	—	—	—	—	—
Total	$2,987	$6,342	$14,980	$171	$24,480
Investment grade %	81.6%	99.1%	94.1%	82.8%	93.8%
__________________

(1)	Sovereign includes government and agency.

(2)
The par value, amortized cost net of ACL, and estimated fair value net of purchased credit default swaps of these selected country fixed maturity securities AFS were $22.1 billion, $23.3 billion and $24.1 billion, respectively, at June 30, 2020. The notional value and estimated fair value of the purchased credit default swaps were $393 million and $8 million, respectively, at June 30, 2020.

(3)
The sovereign securities amounts for Argentina and Lebanon were net of ACL of $108 million and $21 million, respectively, at June 30, 2020. See “— Investment Allowance for Credit Loss and Impairments - Overview.”

Selected Sector: As a result of current economic conditions including the effects on the global economy and financial markets from the COVID-19 Pandemic, certain sectors of our investment portfolio experienced stress during the six months ended June 30, 2020. Our fixed maturities securities AFS exposure to stressed sectors is summarized below:

	Selected Sectors at June 30, 2020
Sectors	Book Value (1)	Investment Grade %	% of Total Investments
	(Dollars in millions)
Energy	$8,175	85%	1.5%
Airports	3,511	89%	0.7%
Cruise Lines / Leisure	581	86%	0.1%
Airlines	546	66%	0.1%
Restaurants	378	89%	0.1%
Lodging	305	58%	0.1%
Fixed Maturity Securities AFS Exposure to Stressed Sectors (2)	$13,496		2.6%
Total Investments (3)	$519,233
_________

(1)	Fixed maturity securities AFS at amortized cost, net of ACL.

(2)	The estimated fair value of these fixed maturity securities AFS was $14.1 billion at June 30, 2020.

(3)	Represents total cash, cash equivalents and invested assets.
We maintain a diversified energy sector fixed maturity securities AFS portfolio across sub-sectors and issuers. This portfolio is primarily invested in higher quality, highly rated investment grade securities and is defensively positioned in sub-sectors which are less impacted by low oil prices. During the six months ended June 30, 2020, we reduced our exposure to such securities by 11%. Through our energy sector securities, we have exposure to the volatility in, and current low level of oil prices, largely as a result of the COVID-19 Pandemic. As a result, this securities portfolio decreased in value during the six months ended June 30, 2020, from an unrealized gain at December 31, 2019 of $849 million to an unrealized gain of $519 million at June 30, 2020.
In addition to the above information, we have included additional disclosures later in this section for asset types within our investment portfolio that may be impacted by the COVID-19 Pandemic, including fixed maturity securities AFS, including below investment grade securities and structured products, equity securities, Unit-linked investments, FVO Securities, mortgage loans, real estate and real estate joint ventures, private equity funds, hedge funds and our lease investments. See also “— Executive Summary — Consolidated Company Outlook.”
We manage direct and indirect investment exposure in the selected countries, sectors and asset types through fundamental analysis and we continually monitor and adjust our level of investment exposure.
Investment Allowance for Credit Loss and Impairments - Overview
On January 1, 2020, we adopted the new expected credit loss guidance. See “— Summary of Critical Accounting Estimates — Investment Allowance for Credit Loss and Impairments.” For our mortgage loans and leveraged and direct financing leases, this new guidance requires that we incorporate the impact of both current and forecasted economic conditions and estimate lifetime expected credit loss in determining the ACL. Upon adoption of this new guidance, our ACL reflected the then current and forecasted economic conditions and our estimate of lifetime expected credit loss. Subsequently, we incorporated the effects of the COVID-19 Pandemic into our economic forecast, using available information, to reflect our best estimate, in determining the level of our ACL for mortgage loans and leveraged and direct financing leases.
Upon adoption of the new expected credit loss guidance, we increased our mortgage loan and lease ACL and liability for unfunded mortgage loan commitments by $141 million, or 40%. During the six months ended June 30, 2020, we increased our mortgage loan and lease ACL and liability for unfunded mortgage loan commitments by another $138 million, or 39%. Our mortgage loan and lease ACL and liability for unfunded mortgage loan commitments totaled $632 million at June 30, 2020, an increase of 79% from December 31, 2019.
During the six months ended June 30, 2020, we recorded an ACL for our fixed maturity securities AFS of $177 million. As a result, our total investments-related ACL and liability for unfunded mortgage loan commitments totaled $809 million at June 30, 2020. During the six months ended June 30, 2020, we recorded a charge for provisions for credit loss and impairments of $363 million.
The determination of the amount of our ACL and impairments on our investment portfolio is highly subjective. Our ACL is revised as conditions change and new information becomes available. Provisions for credit loss and impairments recognized in future quarters on our investment portfolio will depend primarily on future economic fundamentals, including the evolving impact of the COVID-19 Pandemic, performance of our issuers, borrowers, tenants and lessees, changes in credit ratings, collateral valuation and changes in estimated fair value. In upcoming periods, if there are changes in the above factors, provisions for credit loss and impairments may be recorded, as well as changes in the ACL for which a provision for credit loss was previously recorded.

Investment Portfolio Results
The reconciliation of net investment income under GAAP to adjusted net investment income is presented below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Net investment income — GAAP basis	$4,087	$4,693	$7,148	$9,601
Investment hedge adjustments	188	118	326	223
Unit-linked contract income	(818)	(261)	322	(997)
Other	(13)	4	(31)	8
Adjusted net investment income (1)	$3,444	$4,554	$7,765	$8,835
__________________

(1)
See “Financial Measures and Segment Accounting Policies” in Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for a discussion of the adjustments made to net investment income under GAAP in calculating adjusted net investment income.

The following yield table presentation is consistent with how we measure our investment performance for management purposes, and we believe it enhances understanding of our investment portfolio results.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019
	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount
	(Dollars in millions)
Fixed maturity securities AFS (2), (3)	3.99%	$2,885	4.30%	$2,975	3.91%	$5,624	4.27%	$5,877
Mortgage loans (3)	4.20%	862	4.82%	943	4.28%	1,746	4.77%	1,855
Real estate and real estate joint ventures	0.62%	18	3.62%	92	1.76%	99	2.84%	142
Policy loans	5.15%	124	5.34%	129	5.19%	250	5.31%	257
Equity securities	4.12%	11	5.15%	16	4.77%	25	5.29%	32
Other limited partnership interests (4)	(30.23)%	(605)	14.28%	247	(7.06)%	(282)	10.99%	374
Cash and short-term investments	1.35%	38	2.39%	65	1.53%	82	2.73%	144
Other invested assets		247		225		513		428
Investment income	3.40%	3,580	4.66%	4,692	3.84%	8,057	4.55%	9,109
Investment fees and expenses	(0.12)%	(122)	(0.14)%	(138)	(0.12)%	(256)	(0.14)%	(274)
Net investment income including divested businesses (5)	3.28%	3,458	4.52%	4,554	3.72%	7,801	4.41%	8,835
Less: net investment income from divested businesses (5)		14		—		36		—
Adjusted net investment income		$3,444		$4,554		$7,765		$8,835
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

(2)
Investment income from fixed maturity securities AFS includes amounts from FVO Securities of $114 million and $36 million for the three months and six months ended June 30, 2020, respectively, and $38 million and $93 million for the three months and six months ended June 30, 2019, respectively.

(3)	Investment income from fixed maturity securities AFS and mortgage loans includes prepayment fees.

(4)	See “— Other Limited Partnership Interests” for discussion of results for the three months ended June 30, 2020.

(5)	See “Financial Measures and Segment Accounting Policies” in Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for discussion of divested businesses.

See “— Results of Operations — Consolidated Results — Adjusted Earnings” for an analysis of the period over period changes in investment portfolio results.
Fixed Maturity Securities AFS and Equity Securities
The following table presents fixed maturity securities AFS and equity securities by type (public or private) and information about perpetual and redeemable securities held at:

	June 30, 2020		December 31, 2019
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities AFS
Publicly-traded	$276,306	81.3%	$267,617	81.6%
Privately-placed	63,699	18.7	60,203	18.4
Total fixed maturity securities AFS	$340,005	100.0%	$327,820	100.0%
Percentage of cash and invested assets	65.5%		66.8%
Equity securities
Publicly-traded	$920	83.3%	$1,156	86.1%
Privately-held	185	16.7	186	13.9
Total equity securities	$1,105	100.0%	$1,342	100.0%
Percentage of cash and invested assets	0.2%		0.3%
Perpetual and redeemable securities
Perpetual securities included within fixed maturity securities AFS and equity securities	$355		$363
Redeemable preferred stock with a stated maturity included within fixed maturity securities AFS	$496		$960
Included within fixed maturity securities AFS are structured securities, including residential mortgage-backed securities (“RMBS”), asset-backed securities (“ABS”) and commercial mortgage-backed securities (“CMBS”) (collectively, “Structured Products”).
Perpetual securities are included within fixed maturity securities AFS and equity securities. Upon acquisition, we classify perpetual securities that have attributes of both debt and equity as fixed maturity securities AFS if the securities have an interest rate step-up feature which, when combined with other qualitative factors, indicates that the securities have more debt-like characteristics; while those with more equity-like characteristics are classified as equity securities. Many of such securities, commonly referred to as “perpetual hybrid securities,” have been issued by non-U.S. financial institutions that are accorded the highest two capital treatment categories by their respective regulatory bodies (i.e. core capital, or “Tier 1 capital,” and perpetual deferrable securities, or “Upper Tier 2 capital”).
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
The COVID-19 Pandemic contributed to financial market volatility, credit spread widening and equity market declines during the six months ended June 30, 2020. Central banks around the world have responded with unprecedented fiscal and monetary policies, including reductions in the level of interest rates to near zero, zero and, in some markets, negative. See “— Current Environment.” As a result of the interest rate reductions, partially offset by credit spread widening, during the six months ended June 30, 2020, the net unrealized gain on our fixed maturity securities AFS increased $7.2 billion, from $30.1 billion at December 31, 2019 to $37.3 billion at June 30, 2020. As a result of the equity market declines during the six months ended June 30, 2020, the value of our equity securities decreased, resulting in a mark-to-market loss of $223 million in net investment gains (losses), as the change in estimated fair value on these securities is recorded in net income.
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

	June 30, 2020
	Fixed Maturity Securities AFS		Equity Securities
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$22,551	6.6%	$556	50.3%
Level 2
Independent pricing sources	290,220	85.4	138	12.5
Internal matrix pricing or discounted cash flow techniques	1,068	0.3	38	3.4
Significant other observable inputs	291,288	85.7	176	15.9
Level 3
Independent pricing sources	21,227	6.2	234	21.2
Internal matrix pricing or discounted cash flow techniques	4,393	1.3	139	12.6
Independent broker quotations	546	0.2	—	—
Significant unobservable inputs	26,166	7.7	373	33.8
Total estimated fair value	$340,005	100.0%	$1,105	100.0%
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for the fixed maturity securities AFS and equity securities fair value hierarchy.
The majority of the Level 3 fixed maturity securities AFS and equity securities were concentrated in three sectors at June 30, 2020: foreign corporate securities, U.S. corporate securities and RMBS. During the three months ended June 30, 2020, Level 3 fixed maturity securities AFS increased by $2.2 billion, or 9%. The increase was driven by purchases in excess of sales and by an increase in estimated fair value recognized in other comprehensive income (loss) (“OCI”), partially offset by transfers out of Level 3 in excess of transfers into Level 3. During the six months ended June 30, 2020, Level 3 fixed maturity securities AFS increased by $7.4 billion, or 39%. The increase was driven by transfers into Level 3 in excess of transfers out of Level 3 and purchases in excess of sales, partially offset by a decrease in estimated fair value recognized in OCI. The increase in transfers into Level 3 for the six months ended June 30, 2020, in part, was from market conditions including decreased liquidity, decreased transparency of valuations and an increased use of unobservable inputs, principally for U.S. and foreign corporate securities.
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for a rollforward of the fair value measurements for securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs, transfers into and/or out of Level 3, and further information about the valuation approaches and inputs by level by major classes of invested assets that affect the amounts reported above. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity Securities AFS and Equity Securities — Valuation of Securities” included in the 2019 Annual Report for further information on the estimates and assumptions that affect the amounts reported above.
Fixed Maturity Securities AFS Credit Quality — Ratings
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity Securities AFS and Equity Securities — Fixed Maturity Securities AFS Credit Quality — Ratings” included in the 2019 Annual Report for a discussion of the credit quality ratings assigned by Nationally Recognized Statistical Rating Organizations (“NRSRO”), credit quality designations assigned by and methodologies used by the Securities Valuation Office of the NAIC for fixed maturity securities AFS and revised methodologies adopted by the NAIC for certain Structured Products.

The following table presents total fixed maturity securities AFS by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for non-agency RMBS and CMBS, held by MetLife, Inc.'s insurance subsidiaries that maintain the NAIC statutory basis of accounting, which are presented using revised NAIC methodologies. NRSRO ratings are as of the dates shown below. Over time, credit ratings can migrate, up or down, through the NRSRO continuous monitoring process. As of June 30, 2020, securities are presented net of ACL, reflecting the adoption of new guidance on January 1, 2020 regarding expected credit loss. As of December 31, 2019, securities are presented at amortized cost in accordance with prior guidance. See Notes 1 and 6 of the Notes to the Interim Condensed Consolidated Financial Statements for further information.

		June 30, 2020				December 31, 2019
NAIC Designation	NRSRO Rating	Amortized Cost net of ACL	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$213,386	$30,259	$243,645	71.7%	$207,742	$22,966	$230,708	70.4%
2	Baa	73,431	7,283	80,714	23.7	74,568	6,857	81,425	24.8
	Subtotal investment grade	286,817	37,542	324,359	95.4	282,310	29,823	312,133	95.2
3	Ba	11,226	24	11,250	3.3	11,210	442	11,652	3.6
4	B	3,838	(184)	3,654	1.1	3,297	40	3,337	1.0
5	Caa and lower	717	(77)	640	0.2	832	(139)	693	0.2
6	In or near default	98	4	102	—	6	(1)	5	—
	Subtotal below investment grade	15,879	(233)	15,646	4.6	15,345	342	15,687	4.8
	Total fixed maturity securities AFS	$302,696	$37,309	$340,005	100.0%	$297,655	$30,165	$327,820	100.0%
As a result of current economic conditions, including the effects of the COVID-19 Pandemic which caused increased concerns over more highly leveraged issuers and downgrade risk, our below investment grade securities decreased in value during the six months ended June 30, 2020, from an unrealized gain position at December 31, 2019 of $342 million to an unrealized loss position of $233 million at June 30, 2020. Foreign government securities, acquired to support our local insurance operations and related policyholder liabilities, represented $3.2 billion, or 21% of our $15.6 billion below investment grade securities, at estimated fair value, at June 30, 2020. U.S. corporate and foreign corporate securities comprise the vast majority of the remaining below investment grade securities. We have been actively repositioning our corporate below investment grade portfolios, including our syndicated bank loan portfolio, into higher quality, higher rated securities and with an increased allocation to privately-placed securities that include covenant protections.

The following tables present total fixed maturity securities AFS, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for non-agency RMBS and CMBS, which are presented using the revised NAIC methodologies:

	Fixed Maturity Securities AFS — by Sector & Credit Quality Rating
NAIC Designation:	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating:	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(Dollars in millions)
June 30, 2020
U.S. corporate	$44,866	$37,580	$4,869	$2,360	$436	$1	$90,112
Foreign government	56,438	6,055	2,608	381	128	96	65,706
Foreign corporate	24,724	34,013	3,311	702	67	—	62,817
U.S. government and agency	46,727	560	—	—	—	—	47,287
RMBS	31,101	527	165	71	7	4	31,875
ABS	14,787	1,285	208	41	2	1	16,324
Municipals	14,030	559	22	—	—	—	14,611
CMBS	10,972	135	67	99	—	—	11,273
Total fixed maturity securities AFS	$243,645	$80,714	$11,250	$3,654	$640	$102	$340,005
Percentage of total	71.7%	23.7%	3.3%	1.1%	0.2%	—%	100.0%

December 31, 2019
U.S. corporate	$41,504	$37,915	$5,760	$2,199	$374	$1	$87,753
Foreign government	58,325	5,866	2,383	392	263	—	67,229
Foreign corporate	26,078	34,674	2,810	556	47	—	64,165
U.S. government and agency	41,577	507	—	—	—	—	42,084
RMBS	27,957	403	102	75	7	3	28,547
ABS	12,727	1,339	448	25	2	1	14,542
Municipals	12,397	624	32	—	—	—	13,053
CMBS	10,143	97	117	90	—	—	10,447
Total fixed maturity securities AFS	$230,708	$81,425	$11,652	$3,337	$693	$5	$327,820
Percentage of total	70.4%	24.8%	3.6%	1.0%	0.2%	—%	100.0%
U.S. and Foreign Corporate Fixed Maturity Securities AFS
We maintain a diversified portfolio of corporate fixed maturity securities AFS across industries and issuers. This portfolio did not have any exposure to any single issuer in excess of 1% of total investments at June 30, 2020. The top 10 holdings comprised 2% of total investments at both June 30, 2020 and December 31, 2019. The tables below present our U.S. and foreign corporate securities holdings by industry at:

	June 30, 2020		December 31, 2019
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$45,179	29.5%	$46,018	30.3%
Finance	35,098	23.0	34,776	22.9
Consumer	31,175	20.4	31,952	21.0
Utility	27,816	18.2	25,763	17.0
Communications	11,612	7.6	11,471	7.5
Other	2,049	1.3	1,938	1.3
Total	$152,929	100.0%	$151,918	100.0%

As a result of current economic conditions, including the effects of the COVID-19 Pandemic, we have experienced stress within certain sub-sectors of our industrial and consumer corporate securities portfolios, principally in Energy, Airports, Airlines, Cruise Lines / Leisure, Restaurants and Lodging. See “— Current Environment — Selected Country and Sector Investments.”
Structured Products
We held $59.5 billion and $53.5 billion of Structured Products, at estimated fair value, at June 30, 2020 and December 31, 2019, respectively, as presented in the RMBS, ABS and CMBS sections below.
RMBS
Our RMBS portfolio is diversified by security type and risk profile. The following table presents our RMBS portfolio by security type, risk profile and ratings profile at:

	June 30, 2020			December 31, 2019
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By security type:
Collateralized mortgage obligations	$17,578	55.1%	$1,290	$16,315	57.2%	$1,185
Pass-through mortgage-backed securities	14,297	44.9	624	12,232	42.8	311
Total RMBS	$31,875	100.0%	$1,914	$28,547	100.0%	$1,496
By risk profile:
Agency	$21,848	68.6%	$1,468	$19,563	68.5%	$797
Prime	1,855	5.8	19	1,142	4.0	48
Alt-A	3,734	11.7	220	3,323	11.7	347
Sub-prime	4,438	13.9	207	4,519	15.8	304
Total RMBS	$31,875	100.0%	$1,914	$28,547	100.0%	$1,496
Ratings profile:
Rated Aaa/AAA	$24,108	75.6%		$21,122	74.0%
Designated NAIC 1	$31,101	97.6%		$27,957	97.9%
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
Our RMBS holdings were comprised of 69% Agency securities that were all designated NAIC 1 and 31% of non-agency securities, of which 96% were designated NAIC 1, at June 30, 2020. As result of concerns about general economic conditions, including increased unemployment levels as result of the COVID-19 Pandemic, the unrealized gain on our non-agency RMBS holdings decreased during the six months ended June 30, 2020, from an unrealized gain of $699 million at December 31, 2019 to an unrealized gain of $446 million at June 30, 2020. Our non-agency RMBS portfolio is defensively positioned with most of the portfolio concentrated in senior tranches with strong structural protections including credit enhancement in the form of capital structure subordination that is available to absorb losses before they impact the securities we own.
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

ABS
Our ABS portfolio is diversified by collateral type and issuer. The following table presents our ABS portfolio by collateral type and ratings profile at:

	June 30, 2020			December 31, 2019
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By collateral type:
Collateralized obligations (1)	$8,515	52.2%	$(282)	$7,974	54.8%	$(54)
Student loans	1,298	8.0	(38)	1,350	9.3	(5)
Consumer loans	1,349	8.3	(24)	1,181	8.1	9
Foreign residential loans	975	6.0	10	1,088	7.5	14
Automobile loans	1,264	7.7	13	813	5.6	7
Credit card loans	939	5.7	15	454	3.1	4
Other loans	1,984	12.1	27	1,682	11.6	20
Total	$16,324	100.0%	$(279)	$14,542	100.0%	$(5)
Ratings profile:
Rated Aaa/AAA	$9,520	58.3%		$7,711	53.0%
Designated NAIC 1	$14,787	90.6%		$12,727	87.5%
__________________
(1) Includes primarily collateralized loan obligations.
As a result of current economic conditions, including the effects of the COVID-19 Pandemic, causing increased concerns over leveraged lending, our $8.5 billion collateralized obligations securities portfolio, at estimated fair value, decreased in value during the six months ended June 30, 2020, from an unrealized loss position of $54 million at December 31, 2019 to an unrealized loss position of $282 million at June 30, 2020. We have been actively repositioning this portfolio into higher quality, higher rated securities primarily collateralized by first lien senior secured loans. As a result, this portfolio includes strong structural protections, primarily credit enhancement in the form of capital structure subordination that is available to absorb losses before they impact the securities we own. We do not own equity tranches of such securities or combination notes in this portfolio. As we invest primarily in securities rated AAA, AA or A, 98% of this portfolio was investment grade rated at June 30, 2020.

CMBS
Our CMBS portfolio is comprised primarily of securities collateralized by multiple commercial mortgage loans and is diversified by property type, borrower, geography and vintage year. The following tables present our CMBS portfolio by NRSRO rating and vintage year. As of June 30, 2020, securities are presented net of ACL, reflecting the adoption of new guidance on January 1, 2020 regarding expected credit loss. As of December 31, 2019, securities are presented at amortized cost in accordance with the prior guidance. See Notes 1 and 6 of the Notes to the Interim Condensed Consolidated Financial Statements for further information.

	June 30, 2020
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value
	(Dollars in millions)
2003-2013	$1,141	$1,197	$996	$989	$357	$323	$37	$32	$37	$28	$2,568	$2,569
2014	420	444	495	498	112	105	—	—	—	—	1,027	1,047
2015	437	459	64	66	31	31	6	5	—	—	538	561
2016	283	302	70	71	54	48	—	—	—	—	407	421
2017	665	698	512	518	162	144	—	—	—	—	1,339	1,360
2018	1,682	1,847	657	673	242	222	22	22	—	—	2,603	2,764
2019	964	1,002	160	153	625	566	—	—	—	—	1,749	1,721
2020	504	507	180	181	124	113	28	29	—	—	836	830
Total	$6,096	$6,456	$3,134	$3,149	$1,707	$1,552	$93	$88	$37	$28	$11,067	$11,273
Ratings Distribution		57.3%		27.9%		13.8%		0.8%		0.2%		100.0%

	December 31, 2019
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003 - 2013	$1,109	$1,169	$973	$1,007	$368	$376	$37	$36	$52	$41	$2,539	$2,629
2014	372	389	486	502	114	119	—	—	—	—	972	1,010
2015	419	436	65	67	31	33	—	—	—	—	515	536
2016	285	298	71	73	55	56	—	—	—	—	411	427
2017	668	689	589	608	181	182	—	—	—	—	1,438	1,479
2018	1,713	1,804	704	739	240	249	22	22	—	—	2,679	2,814
2019	744	754	143	143	652	655	—	—	—	—	1,539	1,552
Total	$5,310	$5,539	$3,031	$3,139	$1,641	$1,670	$59	$58	$52	$41	$10,093	$10,447
Ratings Distribution		53.0%		30.0%		16.0%		0.6%		0.4%		100.0%
The tables above reflect NRSRO ratings including Moody’s Investors Service, S&P, Fitch Ratings and Morningstar, Inc. CMBS designated NAIC 1 were 97.3% and 97.1% of total CMBS at June 30, 2020 and December 31, 2019, respectively.
Evaluation of Fixed Maturity Securities AFS for Credit Loss, Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position and Credit Loss on Fixed Maturity Securities AFS Recognized in Earnings
See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information about the evaluation of fixed maturity securities AFS for credit loss, evaluation of fixed maturity securities AFS in an unrealized loss position without an ACL, rollforward of the ACL and gross gains and gross losses on fixed maturity securities AFS sold at and for the periods ended June 30, 2020.

Overview of Credit Loss on Fixed Maturity Securities AFS
Overall the provision for credit loss on fixed maturity securities AFS was $8 million and $223 million for the three months and six months ended June 30, 2020, respectively, as compared to $0 and $10 million for the three months and six months ended June 30, 2019, respectively. The provision for credit loss increased on foreign government securities by $131 million for the six months ended June 30, 2020, which was concentrated in Argentine sovereign securities, from issuer specific factors in 2020. The provision for credit loss increased on U.S. corporate securities and foreign corporate securities by $17 million for the three months ended June 30, 2020 and $81 million for the six months ended June 30, 2020, which was concentrated in industrial and consumer securities, from market driven and issuer specific factors, primarily in the energy, manufacturing, services and airline sectors in 2020.
See Notes 1 and 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information on new guidance adopted on January 1, 2020 affecting the credit loss evaluation process and the measurement of credit loss; and a summary of the similarities and the differences of this new guidance with the previous guidance.
Future Credit Losses
Provisions for credit loss recognized in future quarters on fixed maturity securities AFS will depend primarily on future economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings and collateral valuation. In upcoming periods, if there are changes in the above factors, provisions for credit loss may be recorded, as well as changes in the ACL on securities for which a provision for credit loss was previously recorded.
Contractholder-Directed Equity Securities and Fair Value Option Securities
The estimated fair value of these investments, which are primarily comprised of Unit-linked investments, was $11.9 billion and $13.1 billion, or 2.3% and 2.7% of cash and invested assets, at June 30, 2020 and December 31, 2019, respectively. See Notes 6 and 8 of the Notes to the Interim Condensed Consolidated Financial Statements for a description of this portfolio, its fair value hierarchy and a rollforward of the fair value measurements for these investments measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
During the six months ended June 30, 2020, the COVID-19 Pandemic contributed to financial market volatility, credit spread widening and equity market declines. As a result, for the six months ended June 30, 2020, the value of our Unit-linked investments and FVO Securities decreased, resulting in a mark-to-market loss of $322 million in net investment income, as the change in estimated fair value on these investments is recorded in net investment income.
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
Mortgage Loans
Our mortgage loans held for investment are principally collateralized by commercial, agricultural and residential properties. Mortgage loans held for investment are carried at amortized cost and the related ACL are summarized as follows at:

	June 30, 2020				December 31, 2019
	Amortized Cost	% of Total	ACL	% of Amortized Cost	Amortized Cost	% of Total	ACL	% of Amortized Cost
	(Dollars in millions)
Commercial	$51,043	61.3%	$175	0.3%	$49,624	61.5%	$246	0.5%
Agricultural	17,167	20.6	91	0.5%	16,695	20.7	52	0.3%
Residential	15,060	18.1	289	1.9%	14,316	17.8	55	0.4%
Total	$83,270	100.0%	$555	0.7%	$80,635	100.0%	$353	0.4%
The carrying value of all mortgage loans, net of ACL, was 16.0% and 16.4% of cash and invested assets at June 30, 2020 and December 31, 2019, respectively.

Our commercial, agricultural and residential mortgage loan portfolios are subject to uncertain market conditions, including the effects of the COVID-19 Pandemic and related economic slowdown. As a result, during the six months ended June 30, 2020, we granted concessions (e.g., payment deferrals and other loan modifications) to certain of our commercial mortgage loan borrowers (principally in the hotel and retail sectors) and residential mortgage loan borrowers and, to a much lesser extent, some of our agricultural mortgage loan borrowers. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for further information regarding COVID-19 Pandemic-related mortgage loan concessions. See also “— Commercial Mortgage Loans by Geographic Region and Property Type.”
We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loan held-for-investment portfolios, 84% are collateralized by properties located in the United States, with the remaining 16% collateralized by properties located outside the United States, which includes 4% of properties located in the U.K. and 4% of properties located in Mexico, at June 30, 2020. The carrying values of our commercial and agricultural mortgage loans held-for-investment located in California, New York and Texas were 17%, 11% and 7%, respectively, of total commercial and agricultural mortgage loans held for investment at June 30, 2020. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loan held for investment portfolio in a similar manner to reduce risk of concentration, with 94% collateralized by properties located in the United States, and the remaining 6% collateralized by properties located outside the United States at June 30, 2020. The carrying values of our residential mortgage loans located in California, Florida, and New York were 35%, 9%, and 6%, respectively, of total residential mortgage loans at June 30, 2020.
Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The tables below present the diversification across geographic regions and property types of commercial mortgage loans held-for-investment at:

	June 30, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region:
Pacific	$10,275	20.1%	$10,169	20.5%
Non-U.S.	9,542	18.7	10,093	20.3
Middle Atlantic	8,257	16.2	8,302	16.7
South Atlantic	6,513	12.8	6,487	13.1
West South Central	3,945	7.7	4,255	8.6
East North Central	2,443	4.8	3,066	6.2
Mountain	1,755	3.4	1,602	3.2
New England	1,719	3.4	1,433	2.9
West North Central	633	1.2	607	1.2
East South Central	482	1.0	502	1.0
Multi-Region and Other	5,479	10.7	3,108	6.3
Total amortized cost	51,043	100.0%	49,624	100.0%
Less: ACL	175		246
Carrying value, net of ACL	$50,868		$49,378
Property Type:
Office	$23,359	45.8%	$22,925	46.2%
Retail	8,906	17.4	9,052	18.2
Apartment	8,639	16.9	8,212	16.6
Industrial	4,431	8.7	3,985	8.0
Hotel	3,333	6.5	3,471	7.0
Other	2,375	4.7	1,979	4.0
Total amortized cost	51,043	100.0%	49,624	100.0%
Less: ACL	175		246
Carrying value, net of ACL	$50,868		$49,378

Our commercial mortgage loan portfolio is well positioned with exposures concentrated in high quality underlying properties located in primary markets typically with institutional investors who are better positioned to manage their assets during periods of market volatility. Our portfolio is comprised primarily of lower risk loans with higher debt-service coverage ratios and lower loan-to-value ratios. See “— Mortgage Loan Credit Quality - Monitoring Process” for further information. Excluding loans with a COVID-19 Pandemic-related payment deferral, over 99% of our commercial mortgage loan portfolio was current and 100% of our hotel and retail commercial mortgage loan portfolio was current at June 30, 2020.
Mortgage Loan Credit Quality - Monitoring Process. We monitor our mortgage loan investments on an ongoing basis, including a review of loans that are current, past due, restructured and under foreclosure. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for further information regarding mortgage loans by credit quality indicator, past due and nonaccrual mortgage loans.
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
Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 57% and 55% at June 30, 2020 and December 31, 2019, respectively, and our average debt service coverage ratio was 2.4x at both June 30, 2020 and December 31, 2019. The debt service coverage ratio and the values utilized in calculating the ratio are updated routinely. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 47% at both June 30, 2020 and December 31, 2019. The values utilized in calculating our agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of our agricultural loan portfolio and are routinely updated.
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
In determining our ACL, management (i) pools mortgage loans that share similar risk characteristics, (ii) considers lifetime credit loss expected over the contractual term of our mortgage loans, as adjusted for expected prepayments and any extensions, and (iii) considers past events, current economic conditions and forecasts of future economic conditions. Actual credit loss realized could be different from the amount of the ACL recorded. These evaluations and assessments are revised as conditions change and new information becomes available, which can cause the ACL to increase or decrease over time as such evaluations are revised. Negative credit migration, including an actual or expected increase in the level of problem loans, will result in an increase in the ACL. Positive credit migration, including an actual or expected decrease in the level of problem loans, will result in a decrease in the ACL. See Notes 1 and 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information on how the ACL is established and monitored, and activity in and balances of the ACL, as of and for the six months ended June 30, 2020 and 2019.
See Notes 1 and 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the new guidance adopted in 2020 affecting the credit loss evaluation process and the measurement of credit loss effective January 1, 2020, as well as a summary of the similarities and the differences of this new guidance with the previous guidance.

Real Estate and Real Estate Joint Ventures
Real estate and real estate joint ventures is comprised of wholly-owned real estate and joint ventures with interests in single property income-producing real estate, and, to a lesser extent, joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the operation of income-producing properties, as well as a runoff portfolio. The carrying value of real estate and real estate joint ventures was $11.5 billion and $10.7 billion, or 2.2% and 2.2% of cash and invested assets, at June 30, 2020 and December 31, 2019, respectively.
As a result of the COVID-19 Pandemic, certain of our real estate investments, principally hotel properties, experienced a reduction in income in the second quarter of 2020, and we expect a continuing income reduction for the remainder of 2020. We lease investment real estate, principally commercial real estate, for office and retail use, through a variety of operating lease arrangements. In response to the COVID-19 Pandemic, during the six months ended June 30, 2020, we granted lease concessions (e.g., rent payment deferrals) to some of our lessees. In addition, we have interests in certain unconsolidated real estate joint ventures which have granted COVID-19 Pandemic-related lease concessions. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for further information regarding COVID-19 Pandemic-related lease concessions.
Our real estate investments are typically stabilized properties that we intend to hold for the longer-term for portfolio diversification and long-term appreciation. Our real estate investment portfolio has significantly appreciated since acquisition to a $6.1 billion unrealized gain position at June 30, 2020 that is available to absorb valuation declines from the current economic conditions. We continuously monitor expected future cash flows of our real estate investments and incorporate them into our periodic impairment analyses. As a result of the COVID-19 Pandemic, we performed an impairment analyses during the six months ended June 30, 2020, which included updated estimates of expected future cash flows. As a result of our impairment analyses, we recorded one impairment during the six months ended June 30, 2020 for $13 million. This impairment was recorded in net investment income as the investment is in a real estate fund. There were no impairments recognized in net investment gains (losses) on real estate and real estate joint ventures for either the six months ended June 30, 2020 or 2019.
We diversify our real estate investments by both geographic region and property type to reduce risk of concentration. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for a summary of real estate investments, by income type, as well as income earned.
Other Limited Partnership Interests
Other limited partnership interests are comprised of investments in private funds, including private equity funds and hedge funds. At June 30, 2020 and December 31, 2019, the carrying value of other limited partnership interests was $7.8 billion and $7.7 billion, which included $574 million and $575 million of hedge funds, respectively. Other limited partnership interests were 1.50% and 1.57% of cash and invested assets at June 30, 2020 and December 31, 2019, respectively. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds.
We use the equity method of accounting for most of our private equity funds. We generally recognize our share of a private equity fund’s earnings in net investment income on a three-month lag when the information is reported to us. Accordingly, declines in the equity markets, which can impact the underlying results of these private equity funds, are recorded in our net investment income on a three-month lag. As a result of declines in the equity market in the first quarter of 2020, which were reported to us in the second quarter of 2020 by our investees, we recorded negative net investment income of $607 million on our private equity and hedge fund investments during the three months ended June 30, 2020. For a discussion of our expectation of the impact of the equity market recovery in the second quarter of 2020 on our private equity returns in the third quarter of 2020, see “— Executive Summary — Consolidated Company Outlook.”

Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	June 30, 2020		December 31, 2019
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$15,871	64.2%	$10,084	53.0%
Tax credit and renewable energy partnerships	1,855	7.5	1,993	10.5
Annuities funding structured settlement claims	1,264	5.1	1,271	6.7
Direct financing leases	1,157	4.7	1,247	6.6
Leveraged leases	888	3.6	1,052	5.4
Operating joint ventures	965	3.9	838	4.4
FHLB common stock	848	3.4	809	4.3
Funds withheld	490	2.0	470	2.5
Other	1,393	5.6	1,251	6.6
Total	$24,731	100.0%	$19,015	100.0%
Percentage of cash and invested assets	4.8%		3.9%
Our direct financing and leveraged lease portfolios are subject to uncertain market conditions, including the effects of the COVID-19 Pandemic and related economic slowdown. In response to the COVID-19 Pandemic, during the six months ended June 30, 2020, we granted lease concessions, primarily in the form of rent deferrals, to some of our lessees. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for further information regarding COVID-19 Pandemic-related direct financing lease concessions.
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

•
Information about the primary underlying risk exposure, gross notional amount, and estimated fair value of our derivatives by type of hedge designation, excluding embedded derivatives held at June 30, 2020 and December 31, 2019.

•
The statement of operations effects of derivatives in net investments in foreign operations, cash flow, fair value, or nonqualifying hedge relationships for the three months and six months ended June 30, 2020 and 2019.

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
Derivatives categorized as Level 3 at June 30, 2020 include: interest rate forwards with maturities which extend beyond the observable portion of the yield curve; interest rate total return swaps with unobservable repurchase rates; foreign currency swaps and forwards with certain unobservable inputs, including the unobservable portion of the yield curve; credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; and equity index options with unobservable correlation inputs. At June 30, 2020, less than 1% of the estimated fair value of our derivatives was priced through independent broker quotations.
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

The gain (loss) on Level 3 derivatives, percentage of gain (loss) attributable to observable and unobservable inputs, and the primary drivers of observable gain (loss) are summarized as follows:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Gain (loss) recognized in net income (loss) (in millions)	$38	$112
Approximate percentage of gain (loss) attributable to observable inputs	35%	66%
Primary drivers of observable gain (loss)	Increases in interest rates on interest rate total return swaps and increases in certain equity index levels on equity derivatives.	Decreases in interest rates on interest rate total return swaps and decreases in certain equity index levels on equity derivatives.
Approximate percentage of gain (loss) attributable to unobservable inputs	65%	34%
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
Credit Derivatives
The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	June 30, 2020		December 31, 2019
Credit Default Swaps	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Purchased	$3,031	$(80)	$2,944	$(98)
Written	10,780	107	11,520	271
Total	$13,811	$27	$14,464	$173

The following table presents the gross gains, gross losses and net gains (losses) recognized in net derivative gains (losses) for credit default swaps as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
	2020			2019			2020			2019
Credit Default Swaps	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)
	(In millions)
Purchased (1)	$(39)	$(22)	$(61)	$—	$(5)	$(5)	$39	$(27)	$12	$3	$(23)	$(20)
Written (1)	27	135	162	52	(2)	50	29	(178)	(149)	189	(3)	186
Total	$(12)	$113	$101	$52	$(7)	$45	$68	$(205)	$(137)	$192	$(26)	$166
__________________

(1)	Gains (losses) do not include earned income (expense) on credit default swaps.
The favorable change in net gains (losses) on written credit default swaps of $112 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was due to certain credit spreads on certain credit default swaps used as replications narrowing more in the current period than the prior period. The unfavorable change in net gains (losses) on purchased credit default swaps of $56 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was due to certain credit spreads on credit default swaps hedging certain bonds narrowing more in the current period as compared to the prior period. The unfavorable change in net gains (losses) on written credit default swaps of $335 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was due to certain credit spreads on certain credit default swaps used as replications widening in the current period as compared to narrowing in the prior period.
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

Collateral for Securities Lending, Repurchase Agreements, Third-Party Custodian Administered Repurchase Programs and Derivatives
We participate in securities lending transactions, repurchase agreements and third-party custodian administered repurchase programs in the normal course of business for the purpose of enhancing the total return on our investment portfolio. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as “Summary of Significant Accounting Policies — Investments — Securities Lending, Repurchase Agreements and FHLB of Boston Advance Agreements” in Note 1 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report for further discussion of our securities lending transactions and repurchase agreements, the classification of revenues and expenses, and the nature of the secured financing arrangements and associated liabilities.
Securities lending and repurchase agreements: Periodically we receive non-cash collateral for securities lending and repurchase agreements from counterparties and which is not reflected on our consolidated financial statements. The amount of this non-cash collateral was $25 million and $0 at estimated fair value at June 30, 2020 and December 31, 2019, respectively.
Third-party custodian administered repurchase programs: We loan certain of our fixed maturity securities AFS to unaffiliated financial institutions and, in exchange, non-cash collateral is put on deposit by the unaffiliated financial institutions on our behalf with third-party custodians. The estimated fair value of securities loaned in connection with these transactions was $114 million and $85 million at June 30, 2020 and December 31, 2019, respectively. Non-cash collateral on deposit with third-party custodians on our behalf was $110 million and $90 million, at estimated fair value, at June 30, 2020 and December 31, 2019, respectively, which cannot be sold or re-pledged, and which is not reflected on our consolidated balance sheets.
Derivatives: We enter into derivatives to manage various risks relating to our ongoing business operations. We receive non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which is not reflected on our consolidated balance sheets. The amount of this non-cash collateral was $2.8 billion and $1.7 billion, at estimated fair value, at June 30, 2020 and December 31, 2019, respectively. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” and Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
Investment Commitments
We enter into the following commitments in the normal course of business for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnerships, bank credit facilities, bridge loans and private corporate bond investments. See Note 15 of the Notes to the Interim Condensed Consolidated Financial Statements for further information about these investment commitments. See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the investment income, investment expense and gains and losses from such investments. See also “— Investments — Fixed Maturity Securities AFS and Equity Securities,” “— Investments — Mortgage Loans,” “— Investments — Real Estate and Real Estate Joint Ventures” and “— Investments — Other Limited Partnership Interests.”
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

The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Group Benefits:

	June 30, 2020
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$4,872	$4,750
Equal to or greater than 2% but less than 4%	$1,662	$1,627
Equal to or greater than 4%	$767	$739
Retirement and Income Solutions
Policyholder account balances in this business are held largely for investment-type products, mainly funding agreements, as well as postretirement benefits and corporate owned life insurance to fund non-qualified benefit programs for executives. Interest crediting rates vary by type of contract and can be fixed or variable. Variable interest crediting rates are generally tied to an external index, most commonly (1-month or 3-month) London Interbank Offered Rate (“LIBOR”) or Secured Overnight Financing Rate. We are exposed to interest rate risks, as well as foreign currency exchange rate risk, when guaranteeing payment of interest and return of principal at the contractual maturity date. We may invest in floating rate assets or enter into receive-floating interest rate swaps, also tied to external indices, as well as interest rate caps, to mitigate the impact of changes in market interest rates. We also mitigate our risks by applying various ALM strategies and seek to hedge all foreign currency exchange rate risk through the use of foreign currency hedges, including cross currency swaps.
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for RIS:

	June 30, 2020
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$147	$—
Equal to or greater than 2% but less than 4%	$1,065	$101
Equal to or greater than 4%	$4,593	$4,392
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

The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Asia:

	June 30, 2020
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Annuities
Greater than 0% but less than 2%	$29,482	$1,421
Equal to or greater than 2% but less than 4%	$1,017	$368
Equal to or greater than 4%	$1	$1
Life & Other
Greater than 0% but less than 2%	$12,015	$11,586
Equal to or greater than 2% but less than 4%	$29,227	$9,437
Equal to or greater than 4%	$277	$277
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for the MetLife Holdings segment:

	June 30, 2020
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$1,275	$1,196
Equal to or greater than 2% but less than 4%	$17,799	$15,453
Equal to or greater than 4%	$7,749	$5,466

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
The table below presents the carrying value for guarantees at:

	Future Policy Benefits		Policyholder Account Balances
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
	(In millions)
Asia
GMDB	$4	$3	$—	$—
GMAB	—	—	50	34
GMWB	34	34	177	143
EMEA
GMDB	6	3	—	—
GMAB	—	—	50	25
GMWB	30	15	16	(62)
MetLife Holdings
GMDB	359	335	—	—
GMIB	852	756	789	110
GMAB	—	—	2	(1)
GMWB	133	125	724	375
Total	$1,418	$1,271	$1,808	$624

The carrying amounts for guarantees included in policyholder account balances above include nonperformance risk adjustments of $222 million and $147 million at June 30, 2020 and December 31, 2019, respectively. These nonperformance risk adjustments represent the impact of including a credit spread when discounting the underlying risk-neutral cash flows to determine the estimated fair values. The nonperformance risk adjustment does not have an economic impact on us as it cannot be monetized given the nature of these policyholder liabilities. The change in valuation arising from the nonperformance risk adjustment is not hedged.
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
GMDBs
We offer a range of GMDBs to our contractholders. The table below presents GMDBs, by benefit type, at June 30, 2020:

	Total Account Value (1)
	Asia & EMEA	MetLife Holdings
	(In millions)
Return of premium or five to seven year step-up	$7,237	$44,380
Annual step-up	—	2,932
Roll-up and step-up combination	—	5,308
Total	$7,237	$52,620
__________________

(1)
Total account value excludes $593 million for contracts with no GMDBs. The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed for GMDBs and for living benefit guarantees are not mutually exclusive.

Based on total account value, less than 18% of our GMDBs included enhanced death benefits such as the annual step-up or roll-up and step-up combination products at June 30, 2020. We expect the above GMDB risk profile to be relatively consistent for the foreseeable future.

Living Benefit Guarantees
The table below presents our living benefit guarantees based on total account values at June 30, 2020:

	Total Account Value (1)
	Asia & EMEA	MetLife Holdings
	(In millions)
GMIB	$—	$19,683
GMWB - non-life contingent (2)	1,087	2,312
GMWB - life-contingent	3,223	8,696
GMAB	1,719	192
Total	$6,029	$30,883
__________________

(1)
Total account value excludes $23.5 billion for contracts with no living benefit guarantees. The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed for GMDBs and for living benefit guarantee amounts are not mutually exclusive.

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
The table below presents our GMIB associated total account values, by their guaranteed payout basis, at June 30, 2020:

Total Account Value
(In millions)
7-year setback, 2.5% interest rate	$5,549
7-year setback, 1.5% interest rate	890
10-year setback, 1.5% interest rate	3,952
10-year mortality projection, 10-year setback, 1.0% interest rate	7,890
10-year mortality projection, 10-year setback, 0.5% interest rate	1,402
$19,683
The annuitization interest rates on GMIBs have been decreased from 2.5% to 0.5% over time, partially in response to the low interest rate environment, accompanied by an increase in the setback period from seven years to 10 years and the introduction of a 10-year mortality projection.
Additionally, 41% of the $19.7 billion of GMIB total account value has been invested in managed volatility funds as of June 30, 2020. These funds seek to manage volatility by adjusting the fund holdings within certain guidelines based on capital market movements. Such activity reduces the overall risk of the underlying funds while maintaining their growth opportunities. These risk mitigation techniques reduce or eliminate the need for us to manage the funds’ volatility through hedging or reinsurance.
Our GMIB products typically have a waiting period of 10 years to be eligible for annuitization. As of June 30, 2020, only 23% of our contracts with GMIBs were eligible for annuitization. The remaining contracts are not eligible for annuitization for an average of three years.

Once eligible for annuitization, contractholders would be expected to annuitize only if their contracts were in-the-money. We calculate in-the-moneyness with respect to GMIBs consistent with net amount at risk as discussed in Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements, by comparing the contractholders’ income benefits based on total account values and current annuity rates versus the guaranteed income benefits. The net amount at risk was $823 million at June 30, 2020, of which $745 million was related to GMIBs. For those contracts with GMIB, the table below presents details of contracts that are in-the-money and out-of-the-money at June 30, 2020:

	In-the- Moneyness	Total Account Value	% of Total
	(In millions)
In-the-money	30% or greater	$724	3.7%
	20% to less than 30%	454	2.3%
	10% to less than 20%	967	4.9%
	0% to less than 10%	1,723	8.8%
		3,868
Out-of-the-money	-10% to 0%	2,446	12.4%
	-20% to less than -10%	4,741	24.1%
	Greater than -20%	8,628	43.8%
		15,815
Total GMIBs		$19,683
Derivatives Hedging Variable Annuity Guarantees
Our risk mitigating hedging strategy uses various over-the-counter and exchange traded derivatives. The table below presents the gross notional amount, estimated fair value and primary underlying risk exposure of the derivatives hedging our variable annuity guarantees:

	Instrument Type	June 30, 2020			December 31, 2019
Primary Underlying Risk Exposure		Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Interest rate	Interest rate swaps	$8,943	$85	$24	$8,639	$73	$16
	Interest rate futures	1,707	2	—	1,678	3	3
	Interest rate options	888	222	—	838	209	—
Foreign currency exchange rate	Foreign currency forwards	1,614	3	14	1,644	16	24
	Currency options	—	—	—	1	—	—
Equity market	Equity futures	3,421	2	33	4,127	5	8
	Equity index options	6,954	505	402	8,775	473	667
	Equity variance swaps	937	33	12	1,115	23	19
	Equity total return swaps	752	—	86	761	—	70
	Total	$25,216	$852	$571	$27,578	$802	$807
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
Short-term Liquidity
We maintain a substantial short-term liquidity position, which was $14.4 billion and $9.8 billion at June 30, 2020 and December 31, 2019, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed, including amounts received in connection with securities lending, repurchase agreements, derivatives, and secured borrowings, as well as amounts held in the closed block.
Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets, which was $227.3 billion and $221.4 billion at June 30, 2020 and December 31, 2019, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, repurchase agreements, derivatives, regulatory deposits, the collateral financing arrangement, funding agreements and secured borrowings, as well as amounts held in the closed block.
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

	Six Months Ended June 30,
	2020	2019
	(In millions)
Sources:
Operating activities, net	$2,693	$4,459
Net change in policyholder account balances	7,011	4,566
Net change in payables for collateral under securities loaned and other transactions	7,401	725
Cash received for other transactions with tenors greater than three months	50	—
Long-term debt issued	1,074	1,382
Preferred stock issued, net of issuance costs	972	—
Other, net	91	—
Effect of change in foreign currency exchange rates on cash and cash equivalents	—	47
Total sources	19,292	11,179
Uses:
Investing activities, net	9,728	5,142
Cash paid for other transactions with tenors greater than three months	50	200
Long-term debt repaid	13	895
Collateral financing arrangement repaid	25	34
Financing element on certain derivative instruments and other derivative related transactions, net	242	14
Treasury stock acquired in connection with share repurchases	500	1,250
Dividends on preferred stock	109	89
Dividends on common stock	823	824
Other, net	—	117
Effect of change in foreign currency exchange rates on cash and cash equivalents	111	—
Total uses	11,601	8,565
Net increase (decrease) in cash and cash equivalents	$7,691	$2,614
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
Common Stock
For the six months ended June 30, 2020 and 2019, MetLife, Inc. issued 2,947,250 and 4,263,189 new shares of its common stock, respectively, for $115 million and $142 million, respectively, to satisfy various stock option exercises and other stock-based awards.
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
Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances
Certain of our U.S. insurance subsidiaries are members of a regional FHLB. For the six months ended June 30, 2020 and 2019, we issued $19.1 billion and $14.9 billion, respectively, and repaid $18.1 billion and $14.9 billion, respectively, of funding agreements with certain regional FHLBs. At June 30, 2020 and December 31, 2019, total obligations outstanding under these funding agreements were $16.3 billion and $15.3 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report.
Federal Home Loan Bank Advance Agreements, Reported in Payables for Collateral Under Securities Loaned and Other Transactions
For the six months ended June 30, 2020 and 2019, we borrowed $1.4 billion and $1.5 billion, respectively, and repaid $1.4 billion and $1.5 billion, respectively, under advance agreements with the FHLB of Boston. At both June 30, 2020 and December 31, 2019, total obligations outstanding under these advance agreements were $800 million. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements.

Special Purpose Entity Funding Agreements, Reported in Policyholder Account Balances
We issue fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. For the six months ended June 30, 2020 and 2019, we issued $22.5 billion and $19.1 billion, respectively, and repaid $18.3 billion and $17.1 billion, respectively, under such funding agreements. At June 30, 2020 and December 31, 2019, total obligations outstanding under these funding agreements were $38.9 billion and $34.6 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report.
Federal Agricultural Mortgage Corporation Funding Agreements, Reported in Policyholder Account Balances
We have issued funding agreements to a subsidiary of the Federal Agricultural Mortgage Corporation. The obligations under all such funding agreements are secured by a pledge of certain eligible agricultural mortgage loans. For the six months ended June 30, 2020 and 2019, we issued $250 million and $575 million, respectively, and repaid $250 million and $575 million, respectively, under such funding agreements. At both June 30, 2020 and December 31, 2019, total obligations outstanding under these funding agreements were $2.6 billion. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report.
Debt Issuances
See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements for information on a senior note issuance.
Credit and Committed Facilities
At June 30, 2020, we maintained a $3.0 billion unsecured revolving credit facility and certain committed facilities aggregating $3.3 billion, of which MetLife, Inc. is a party and/or guarantor. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
The unsecured revolving credit facility is used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At June 30, 2020, we had outstanding $930 million in letters of credit and no drawdowns against this facility. Remaining availability was $2.1 billion at June 30, 2020.
The committed facilities are used as collateral for certain of our affiliated reinsurance liabilities. At June 30, 2020, we had outstanding $2.9 billion in letters of credit and no drawdowns against these facilities. Remaining availability was $429 million at June 30, 2020.
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
Outstanding Debt Under Global Funding Sources
The following table summarizes our outstanding debt, excluding long-term debt relating to CSEs, at:

	June 30, 2020	December 31, 2019
	(In millions)
Short-term debt (1)	$303	$235
Long-term debt (2)	$14,508	$13,461
Collateral financing arrangement	$968	$993
Junior subordinated debt securities	$3,151	$3,150
__________________

(1)
Includes $204 million and $136 million of debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at June 30, 2020 and December 31, 2019, respectively. Certain subsidiaries have pledged assets to secure this debt.

(2)
Includes $487 million and $403 million of debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at June 30, 2020 and December 31, 2019, respectively. Certain investment subsidiaries have pledged assets to secure this debt.

Debt and Facility Covenants
Certain of our debt instruments and committed facilities, as well as our unsecured revolving credit facility, contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all applicable financial covenants at June 30, 2020.
Dispositions
For information regarding the disposition of MetLife Hong Kong, see Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.
Liquidity and Capital Uses
In addition to the general description of liquidity and capital uses in “— Summary of the Company’s Primary Sources and Uses of Liquidity and Capital,” the Company’s primary uses of liquidity and capital are set forth below.
Common Stock Repurchases
See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for information relating to authorizations by the Board of Directors to repurchase MetLife, Inc. common stock, amounts of common stock repurchased pursuant to such authorizations for the six months ended June 30, 2020 and 2019, and the amount remaining under such authorizations at June 30, 2020.
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
Dividends
For the six months ended June 30, 2020 and 2019, MetLife, Inc. paid dividends on its preferred stock of $109 million and $89 million, respectively. For the six months ended June 30, 2020 and 2019, MetLife, Inc. paid $823 million and $824 million, respectively, of dividends on its common stock. See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the calculation and timing of these dividend payments.
Dividends are paid quarterly on MetLife, Inc.’s Floating Rate Non-Cumulative Preferred Stock, Series A. Dividends were paid semi-annually on MetLife, Inc.’s 5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C, until June 15, 2020 and, thereafter, will be paid quarterly. Dividends are paid semi-annually on MetLife, Inc.’s 5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D, until March 15, 2028 and, thereafter, will be paid quarterly. Dividends are paid quarterly on MetLife, Inc.’s 5.625% Non-Cumulative Preferred Stock, Series E. Dividends are paid quarterly on MetLife, Inc.’s 4.75% Non-Cumulative Preferred Stock, Series F, commencing on June 15, 2020.
The declaration and payment of common stock dividends are subject to the discretion of our Board of Directors, and will depend on MetLife, Inc.’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries and other factors deemed relevant by the Board of Directors. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report for additional information. See also Note 16 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding a common stock dividend declared subsequent to June 30, 2020.

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
Debt Repayments
For the six months ended June 30, 2020 and 2019, following regulatory approval, MetLife Reinsurance Company of Charleston, a wholly-owned subsidiary of MetLife, Inc., repurchased and canceled $25 million, and $34 million, respectively, in aggregate principal amount of its surplus notes, which were reported in collateral financing arrangement on the consolidated balance sheets.
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
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, property and casualty, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the MetLife Holdings segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. For the six months ended June 30, 2020 and 2019, general account surrenders and withdrawals from annuity products were $667 million and $911 million, respectively. In the RIS business within the U.S. segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the RIS business products that provide customers with limited rights to accelerate payments, at June 30, 2020 there were funding agreements totaling $131 million that could be put back to the Company.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At June 30, 2020 and December 31, 2019, we had received pledged cash collateral from counterparties of $10.7 billion and $6.3 billion, respectively. At June 30, 2020 and December 31, 2019, we had pledged cash collateral to counterparties of $282 million and $275 million, respectively. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information about collateral pledged to us, collateral we pledge and derivatives subject to credit contingent provisions.
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
Securities Lending and Repurchase Agreements
We participate in a securities lending program and in short-term repurchase agreements whereby securities are loaned to unaffiliated financial institutions. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Through these arrangements, we were liable for cash collateral under our control of $22.7 billion and $19.7 billion at June 30, 2020 and December 31, 2019, respectively, including a portion that may require the immediate return of cash collateral we hold. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements.
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

Liquid Assets
At June 30, 2020 and December 31, 2019, MetLife, Inc., collectively with other MetLife holding companies, had $6.6 billion and $4.2 billion, respectively, in liquid assets. Of these amounts, $5.2 billion and $3.0 billion were held by MetLife, Inc. and $1.4 billion and $1.2 billion were held by other MetLife holding companies at June 30, 2020 and December 31, 2019, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with derivatives and a collateral financing arrangement.
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
The table below sets forth the dividends permitted to be paid in 2020 by MetLife, Inc.’s primary U.S. insurance subsidiaries without insurance regulatory approval and the actual dividends paid for the six months ended June 30, 2020:

Company	Paid (1)	Permitted Without Approval (2)
	(In millions)
Metropolitan Life Insurance Company	$1,177	$3,272
American Life Insurance Company	$—	$—
Metropolitan Property and Casualty Insurance Company	$250	$114
Metropolitan Tower Life Insurance Company	$—	$149
__________________

(1)	Reflects all amounts paid, including those where regulatory approval was obtained as required.

(2)
Reflects dividend amounts that may be paid during 2020 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2020, some or all of such dividends may require regulatory approval.

In addition to the amounts presented in the table above, for the six months ended June 30, 2020, MetLife, Inc. also received from certain other subsidiaries cash dividends of $21 million, as well as cash returns of capital of $7 million.
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
Long-term Debt Outstanding
The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	June 30, 2020	December 31, 2019
	(In millions)
Long-term debt — unaffiliated	$13,351	$12,379
Long-term debt — affiliated (1)	$2,240	$1,976
Junior subordinated debt securities	$2,460	$2,458
__________________

(1)
In June 2020, MetLife, Inc. issued a new $250 million senior unsecured floating rate note to MetLife Insurance K.K. The senior unsecured floating rate note matures in June 2025 and bears interest at a variable rate of three-month LIBOR plus 1.82%, payable quarterly.

Debt and Facility Covenants
Certain of MetLife, Inc.’s debt instruments and committed facilities, as well as its unsecured revolving credit facility, contain various administrative, reporting, legal and financial covenants. MetLife, Inc. believes it was in compliance with all applicable financial covenants at June 30, 2020.
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
Affiliated Capital and Debt Transactions
For the six months ended June 30, 2020 and 2019, MetLife, Inc. invested a net amount of $115 million and $42 million, respectively, in various subsidiaries.
MetLife, Inc. lends funds, as necessary, through credit agreements or otherwise to its subsidiaries and affiliates, some of which are regulated, to meet their capital requirements or to provide liquidity. MetLife, Inc. had loans to subsidiaries outstanding of $0 and $100 million at June 30, 2020 and December 31, 2019, respectively. In June 2020, the $100 million loan was repaid at maturity.
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
The following non-GAAP financial measures should not be viewed as substitutes for the most directly comparable financial measures calculated in accordance with GAAP:

Non-GAAP financial measures:		Comparable GAAP financial measures:
(i)	adjusted premiums, fees and other revenues	(i)	premiums, fees and other revenues
(ii)	adjusted earnings	(ii)	net income (loss)
(iii)	adjusted earnings available to common shareholders	(iii)	net income (loss) available to MetLife, Inc.’s common shareholders
(iv)	adjusted net investment income	(iv)	net investment income
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

Return on equity, allocated equity and related measures:

•
Total MetLife, Inc.’s common stockholders’ equity, excluding AOCI other than FCTA, is defined as total MetLife, Inc.’s common stockholders’ equity, excluding the net unrealized investment gains (losses) and defined benefit plans adjustment components of AOCI, net of income tax.

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

•
Direct expense ratio: adjusted direct expenses divided by adjusted premiums, fees and other revenues. Direct expenses are comprised of employee-related costs, third party staffing costs, and general and administrative expenses.

•
Direct expense ratio, excluding total notable items related to direct expenses and pension risk transfers: adjusted direct expenses excluding total notable items related to direct expenses, divided by adjusted premiums, fees and other revenues, excluding pension risk transfers.

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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
See Note 15 of the Notes to the Interim Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
Certain factors that may affect the Company’s business or operations are described under “Risk Factors” in Part I, Item 1A, of the 2019 Annual Report, as amended or supplemented here.
The Course of the Novel Coronavirus (COVID-19) Pandemic, and Responses to It, Are Uncertain and Difficult to Predict, But Have Adversely Affected and May Continue to Adversely Affect Our Business, Results of Operations, and Financial Condition
Major public health issues, including the COVID-19 Pandemic, have caused and may continue to cause a large number of illnesses and deaths. Various government bodies in any number of jurisdictions, their representatives, regulators, executive branch officials, legislators, courts, employee representatives, arbitrators, mediators and other persons exercising governmental, political, or related authority or influence (collectively, “Authorities”) and other organizations may not effectively respond to the spread and severity of the COVID-19 Pandemic, and their actions and the resulting impacts are unpredictable. In addition, efforts to successfully develop and make available treatments, vaccines, or other therapeutics may be prolonged, and some or all of these efforts may never succeed. The ultimate spread, duration, and severity of the COVID-19 Pandemic, and of Authorities’ actions to address it, are uncertain, and may persist. Adverse conditions may worsen over time. Actions to respond to the COVID-19 Pandemic have reduced and altered economic activity and financial markets. New information about the severity and duration of the COVID-19 Pandemic or other public health issues, and Authorities’, businesses’, and societal reactions to that information, may increase the severity or duration of the COVID-19 Pandemic and its effects.
The COVID-19 Pandemic, and its effect on financial markets, have adversely affected our investment portfolio (and, specifically, increased the risk of defaults, downgrades and volatility in the value of the investments we hold, and lowered variable investment income and returns) and may continue to do so. Market volatility may slow or prevent us from reacting to market events as effectively as we otherwise could. When we sell our investment holdings, we may not receive the prices we seek, and may sell at a price lower than our carrying value, due to reduced liquidity during periods of market volatility or disruption, or other reasons. This may affect privately-placed fixed income securities, certain derivative instruments, mortgage or other loans, direct financing and leveraged leases, other limited partnership interests, tax credit and renewable energy partnerships and real estate equity, including real estate joint ventures and funds. Borrowers may delay or fail to pay principal and interest when due, or may demand loan modifications. Tenants may delay paying rent, or fail to pay it, or demand lease modifications. Authorities may delay or place a moratorium on foreclosures or otherwise impair enforcement actions or demand loan or lease modifications, affecting the value of our mortgage investments, mortgage-backed securities, real estate and other equity investments, other investments, and in each case the cash flows they produce. Market volatility has also significantly increased credit spreads and may continue to do so, which may increase our borrowing costs and decrease product fee income. Further, the issuers or guarantors of fixed income securities and mortgage loans we own may default at an increased rate, especially if economic conditions fail to recover or continue to deteriorate.
Low, zero, or negative interest rates, yields and returns, reduced liquidity and a continued slowdown in U.S. or global economic conditions, and COVID-19 Pandemic-related actions, have adversely affected the values and cash flows of assets in our investment portfolio and may continue to do so, especially if prolonged. Such conditions, whether due to the COVID-19 Pandemic or efforts to counter it or its impact, may make any of the effects we have described for low interest rates, yields, and returns more severe. Conversely, Authorities’ actions, including activity by the U.S. Federal Reserve and other central banks, in response to the COVID-19 Pandemic could cause inflation to be higher than we expected, which could require us to strengthen certain reserves.
We have built, and may continue to build, our cash and other liquid assets beyond the range we anticipated before the COVID-19 Pandemic. As a result, we may have less capital to devote to other uses, such as innovation, acquisitions, development, return of capital to shareholders, or other uses. In addition, Authorities may limit the dividends that our operating companies may distribute to holding companies, limiting the capital available for a variety of purposes at the holding companies. We may be unable to continue to build our capital position, especially if we have limited access to capital markets, or building our position becomes more expensive or subject to more onerous terms.

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
The COVID-19 Pandemic has increased, and may continue to increase, claims under many of our policies (for example, life, disability, long-term care, and supplemental health products) and our resulting costs. The impact on claims in a given quarter may be far greater than in prior quarters. In addition, an increased number of policyholders and contractholders may have less income or assets, and as a result have difficulty paying premiums and fees. Authorities may require (or suggest) “no lapse” in policy coverage for uncertain or prolonged periods of time, regardless of whether we receive premiums or are able to assess fees against policyholder account balances. Legal and regulatory responses to the COVID-19 Pandemic and related public health issues may also include the extension of insurance coverage beyond our policy or contract language, and/or changes to insurance policy conditions such as premium grace periods, suspension of cancellations and extensions of proof of loss deadlines. Authorities may also purport to change policy coverage, including retroactively, exposing us to risks and costs we were unable to foresee or underwrite. We may also voluntarily (or in response to requirements, guidance, or pressure) adopt customer accommodations, such as waiving exclusions, forgoing rate increases or implementing lower rate increases than we would otherwise, relaxation of claim documentation requirements premium credit, or accommodations for customers experiencing economic or other distress as a result of the COVID-19 Pandemic. Authorities may also limit the bases of our underwriting on public policy or other grounds, excluding factors such as exposure, quarantine, infection, and association with anyone suffering any COVID-19 Pandemic-related conditions. Our New York regulator's annual letters on Special Considerations that affect year-end asset adequacy testing may impose unforeseen assumptions or requirements that require us to increase or release reserves, which could affect our statutory capital and surplus.
Our cost of reinsurance for policies could increase, and we may find reinsurance unavailable. Reinsurers may dispute, or seek to reduce or eliminate, coverage on policies as a result of any changes to policies or practices we make as a result of the COVID-19 Pandemic.
Policyholders may change their behavior in unexpected ways. For example, policyholders and contractholders seeking sources of liquidity due to COVID-19 Pandemic-related economic uncertainty and increased unemployment may withdraw or surrender at greater rates than we expected. They may also change their premium payment practices, exercise product options, or take other actions as a result of the COVID-19 Pandemic and Authorities efforts to respond to it. Potential customers' demand for our products may decline, especially if economic conditions fail to recover or continue to deteriorate.
We have incurred, and may continue to incur, increased administrative expenses as a result of the COVID-19 Pandemic and Authorities’ efforts to respond to it. These conditions may affect our employees, agents, brokers and distribution partners, as well as the workforces of our vendors, service providers and counterparties. We may have difficulties conducting our business, including in selling our products, such as those traditionally sold in person. We may find it difficult or impossible to obtain required or appropriate signatures from our representatives, customers, or others for a variety of purposes, including property title-related or other filings with Authorities, increasing the uncertainties and risks from a variety of transactions, such as product sales, regulatory matters, or real estate-related transactions. We may face increased workplace safety costs and risks, lose access to critical employees, and face increased employment-related claims and employee-relations challenges, each of which may increase when our employees begin to return to our workplaces. Any of the third parties to whom we outsource certain critical business activities may fail to perform as a result of the COVID-19 Pandemic or claim that it cannot perform due to a force majeure.
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
The COVID-19 Pandemic could affect our internal controls. We have developed, and may continue to develop, new and less-seasoned processes, procedures, and controls to respond to changes in our business environment. If any employees who are key to our controls become ill from the COVID-19 Pandemic and are unable to work, this may affect our ability to operate our internal controls.

Authorities may delay, or consider delaying, implementing legal or regulatory changes, increasing uncertainty and creating the potential for later, rapid changes. Authorities may also not be able to act on other policy or regulatory priorities as a result of the COVID-19 Pandemic. The U.K. and the EU may extend their trade negotiations. This could prolong the U.K.’s post-exit transition period beyond 2020, thereby extending its prior relationship with the European Union.
Our efforts to return excess capital to our shareholders may be challenged. For example, Authorities, investors, or media may exert pressure on us not to repurchase shares of our common stock or other securities, or prohibit us from doing so. Our use of other means to return excess capital to shareholders may be less tax-efficient than repurchases.
Any uncertainty as a result of any of these events, including but not limited to investment portfolio impact, mortality or morbidity rate changes, an increase in expenses, or policyholder behavior changes, may require us to change our estimates, assumptions, models or reserves. Important data available to us may also be incomplete or inaccurate. For example, Authorities may not accurately report population and impact data, such as death rates, infections, morbidity, hospitalization, or illness that we use in our estimates, assumptions, models or reserves.
Any of the direct or indirect effects of the COVID-19 Pandemic may cause litigation or regulatory, investor, media, or public inquiries. Our costs to manage and effectively respond to these matters, and to address them in settlement or other ways, may increase.
Any of the events described above have adversely affected, may continue to adversely affect, or may adversely affect the global economy, global financial markets, our business, our results of operations, or our financial condition. The effects may vary widely from product to product, market to market, region to region, or segment to segment. These events could also cause, contribute to, or exacerbate the risks and uncertainties we described in our 2019 Annual Report.
Economic Environment and Capital Markets Risks
Difficult Economic Conditions May Harm Our Businesses, Results of Operations or Financial Condition
* * *
Obligor and Counterparty Risk
* * *
Our efforts to manage our total exposure to a single counterparty or limited number of counterparties within or among any of our investment, derivative, treasury, and reinsurance relationships may not completely or adequately mitigate counterparty risks. We may also choose to limit these efforts, in certain cases, in order to achieve benefits we believe justify the corresponding counterparty risk, and in those cases we may fail to realize those benefits or suffer the adverse consequences of those risks.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Purchases of MetLife, Inc. common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended June 30, 2020 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 — April 30, 2020	—	$—	—	$485,343,836
May 1 — May 31, 2020	146	$34.93	—	$485,343,836
June 1 — June 30, 2020	—	$—	—	$485,343,836
Total	146		—
__________________

(1)
During the periods April 1 through April 30, 2020, May 1 through May 31, 2020 and June 1 through June 30, 2020, separate account index funds purchased 0 shares, 146 shares and 0 shares, respectively, of MetLife, Inc. common stock on the open market in non-discretionary transactions.

(2)
In July 2019, MetLife, Inc. announced that its Board of Directors authorized $2.0 billion of common stock repurchases. At June 30, 2020, MetLife, Inc. had $485 million of common stock repurchases remaining under the authorization. For more information on common stock repurchases, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Common Stock Repurchases.” See also “Risk Factors — Capital Risks — Legal and Regulatory Restrictions May Prevent Us from Paying Dividends and Repurchasing Our Stock” and Note 16 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report.

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
Name: Tamara L. Schock Title: Executive Vice President and Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)
Date: August 6, 2020