Form 10-Q
period 2020-09-30
METLIFE INC
filed 2020-11-09
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
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
At October 30, 2020, 899,948,513 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

		Page
Part I — Financial Information
Item 1.	Financial Statements (Unaudited) (at September 30, 2020 and December 31, 2019 and for the Three Months and Nine Months Ended September 30, 2020 and 2019)
	Interim Condensed Consolidated Balance Sheets	5
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	6
	Interim Condensed Consolidated Statements of Equity	7
	Interim Condensed Consolidated Statements of Cash Flows	8
	Notes to the Interim Condensed Consolidated Financial Statements:
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	9
	Note 2 — Segment Information	14
	Note 3 — Acquisition and Dispositions	21
	Note 4 — Insurance	21
	Note 5 — Closed Block	23
	Note 6 — Investments	26
	Note 7 — Derivatives	45
	Note 8 — Fair Value	62
	Note 9 — Long-Term Debt	81
	Note 10 — Equity	81
	Note 11 — Other Revenues and Other Expenses	89
	Note 12 — Employee Benefit Plans	90
	Note 13 — Income Tax	91
	Note 14 — Earnings Per Common Share	92
	Note 15 — Contingencies, Commitments and Guarantees	92
	Note 16 — Subsequent Events	97
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	98
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	180
Item 4.	Controls and Procedures	181

Part II — Other Information
Item 1.	Legal Proceedings	182
Item 1A.	Risk Factors	182
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	186
Item 6.	Exhibits	187

Signatures		188

As used in this Form 10‑Q, “MetLife,” the “Company,” “we,” “our” and “us” refer to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates.
Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10‑Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words and terms such as “anticipate,” “assume,” “become,” “believe,” “can,” “continue,” “could,” “emerging,” “estimate,” “evolve,” “expect,” “forecast,” “foresee,” “future,” “if,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “probable,” “project,” “propose,” “prospect,” “remain,” “risk,” “scheduled,” “should,” “target,” “ultimate,” “vary,” “when,” “will,” “would” and other words and terms of similar meaning, in each of their forms of speech, or that are tied to future periods, in connection with a discussion of future performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.
Many factors will be important in determining the results of MetLife, Inc., its subsidiaries and affiliates. Forward-looking statements are based on our assumptions and current expectations, which may be inaccurate, and on the current economic environment, which may change. These statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict. Results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission. These factors include: (1) the course of the COVID-19 pandemic and responses to it, which may also precipitate or exacerbate the remaining risks; (2) difficult economic conditions, including risks relating to interest rates, credit spreads, equity, real estate, obligors and counterparties, currency exchange rates, derivatives, and terrorism and security; (3) adverse global capital and credit market conditions, which may affect our ability to meet liquidity needs and access capital; (4) inability to access our credit facility; (5) downgrades in our claims paying ability, financial strength or credit ratings; (6) availability and effectiveness of reinsurance, hedging or indemnification arrangements; (7) increasing cost and limited market capacity for statutory life insurance reserve financings; (8) the impact on us of changes to and implementation of the wide variety of laws and regulations to which we are subject; (9) regulatory, legislative or tax changes relating to our operations that may affect the cost of, or demand for, our products or services; (10) adverse results or other consequences from litigation, arbitration or regulatory investigations; (11) shortcomings in meeting environment, social, and governance standards; (12) legal, regulatory and other restrictions affecting MetLife, Inc.’s ability to pay dividends and repurchase common stock; (13) MetLife, Inc.’s primary reliance, as a holding company, on dividends from subsidiaries to meet free cash flow targets and debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (14) investment losses, defaults and volatility; (15) difficulty selling investment holdings and potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (16) requirements to pledge collateral or make payments related to derivatives transactions; (17) changes to securities and investment valuations, allowances and impairments taken on investments, and methodologies, estimates and assumptions; (18) differences between actual claims experience and underwriting and reserving assumptions; (19) political, legal, operational, economic and other risks relating to our global operations; (20) competitive pressures, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, and for personnel; (21) the impact of technological changes on our businesses; (22) catastrophe losses and climate-related regulation; (23) a deterioration in the experience of the closed block established in connection with the reorganization of Metropolitan Life Insurance Company; (24) impairment of goodwill or other long-lived assets, or the establishment of a valuation allowance against our deferred income tax asset; (25) changes in assumptions related to deferred policy acquisition costs, deferred sales inducements or value of business acquired; (26) exposure to losses related to guarantees in certain products; (27) ineffectiveness of risk management policies and procedures or models; (28) insufficient policies and procedures to protect against operational risks; (29) a failure in cybersecurity systems or other information security systems or disaster recovery plans; (30) any failure to protect the confidentiality of client information; (31) changes in accounting standards; (32) associates taking excessive risks; (33) difficulties in or complications from marketing and distributing products through our distribution channels; (34) increased expenses relating to pension and other postretirement benefit plans; (35) inability to protect our intellectual property rights or claims of infringement of others’ intellectual property rights; (36) difficulties, unforeseen liabilities, asset impairments, or rating agency actions arising from business acquisitions and dispositions, joint ventures, or other legal entity reorganizations; (37) unanticipated or adverse developments that could harm our expected operational or other benefits from the separation of Brighthouse Financial, Inc. and its subsidiaries; (38) the possibility that MetLife, Inc.’s Board of Directors may influence the outcome of stockholder votes through the voting provisions of the MetLife Policyholder Trust; (39) provisions of laws and our incorporation documents that may delay, deter or prevent takeovers and corporate combinations involving MetLife; (40) LIBOR’s termination and the resulting uncertainties and transition to a new benchmark rate; and (41) other risks and uncertainties described from time to time in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission.
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

Part I — Financial Information
Item 1. Financial Statements
MetLife, Inc.
Interim Condensed Consolidated Balance Sheets
September 30, 2020 and December 31, 2019 (Unaudited)
(In millions, except share and per share data)

	September 30, 2020	December 31, 2019
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $313,096 and $297,655, respectively; allowance for credit loss of $75 and $0, respectively)	$353,809	$327,820
Equity securities, at estimated fair value	1,111	1,342
Contractholder-directed equity securities and fair value option securities, at estimated fair value (includes $0 and $3, respectively, relating to variable interest entities)	12,276	13,102
Mortgage loans (net of allowance for credit loss of $520 and $353, respectively; includes $176 and $188, respectively, under the fair value option and $0 and $59, respectively, of mortgage loans held-for-sale)	82,881	80,529
Policy loans	9,580	9,680
Real estate and real estate joint ventures (includes $147 and $127, respectively, under the fair value option)	11,643	10,741
Other limited partnership interests	8,569	7,716
Short-term investments, principally at estimated fair value	3,832	3,850
Other invested assets (includes $2,114 and $2,299, respectively, of leveraged and direct financing leases and $299 and $290, respectively, relating to variable interest entities)	22,544	19,015
Total investments	506,245	473,795
Cash and cash equivalents, principally at estimated fair value (includes $28 and $12, respectively, relating to variable interest entities)	24,405	16,598
Accrued investment income	3,424	3,523
Premiums, reinsurance and other receivables (includes $5 and $4, respectively, relating to variable interest entities)	20,712	20,443
Deferred policy acquisition costs and value of business acquired	16,179	17,833
Goodwill	9,360	9,308
Other assets (includes $2 and $2, respectively, relating to variable interest entities)	10,471	10,518
Separate account assets	189,696	188,445
Total assets	$780,492	$740,463
Liabilities and Equity
Liabilities
Future policy benefits	$203,929	$194,909
Policyholder account balances	201,072	192,627
Other policy-related balances	16,883	17,171
Policyholder dividends payable	595	681
Policyholder dividend obligation	2,944	2,020
Payables for collateral under securities loaned and other transactions	34,772	26,745
Short-term debt	351	235
Long-term debt (includes $5 and $5, respectively, at estimated fair value, relating to variable interest entities)	14,539	13,466
Collateral financing arrangement	924	993
Junior subordinated debt securities	3,152	3,150
Current income tax payable	638	363
Deferred income tax liability	10,839	9,097
Other liabilities (includes $1 and $1, respectively, relating to variable interest entities)	26,589	24,179
Separate account liabilities	189,696	188,445
Total liabilities	706,923	674,081
Contingencies, Commitments and Guarantees (Note 15)
Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $4,405 and $3,405, respectively, aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,180,720,494 and 1,177,680,299 shares issued, respectively; 905,571,829 and 915,338,098 shares outstanding, respectively	12	12
Additional paid-in capital	33,744	32,680
Retained earnings	36,782	33,078
Treasury stock, at cost; 275,148,665 and 262,342,201 shares, respectively	(13,258)	(12,678)
Accumulated other comprehensive income (loss) ("AOCI")	16,036	13,052
Total MetLife, Inc.’s stockholders’ equity	73,316	66,144
Noncontrolling interests	253	238
Total equity	73,569	66,382
Total liabilities and equity	$780,492	$740,463

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Nine Months Ended September 30, 2020 and 2019 (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Premiums	$9,935	$10,781	$28,137	$30,315
Universal life and investment-type product policy fees	1,497	1,440	4,227	4,217
Net investment income	4,729	4,623	11,877	14,224
Other revenues	455	419	1,350	1,391
Net investment gains (losses)	(20)	161	(77)	237
Net derivative gains (losses)	(581)	1,254	2,910	2,093
Total revenues	16,015	18,678	48,424	52,477
Expenses
Policyholder benefits and claims	10,000	10,648	27,689	29,713
Interest credited to policyholder account balances	1,416	1,500	3,458	4,976
Policyholder dividends	206	296	788	898
Other expenses	3,470	3,443	9,726	10,058
Total expenses	15,092	15,887	41,661	45,645
Income (loss) before provision for income tax	923	2,791	6,763	6,832
Provision for income tax expense (benefit)	214	601	1,503	1,511
Net income (loss)	709	2,190	5,260	5,321
Less: Net income (loss) attributable to noncontrolling interests	3	6	11	15
Net income (loss) attributable to MetLife, Inc.	706	2,184	5,249	5,306
Less: Preferred stock dividends	59	32	168	121
Preferred stock redemption premium	14	—	14	—
Net income (loss) available to MetLife, Inc.’s common shareholders	$633	$2,152	$5,067	$5,185
Comprehensive income (loss)	$(1,818)	$5,759	$8,246	$18,780
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	3	9	13	20
Comprehensive income (loss) attributable to MetLife, Inc.	$(1,821)	$5,750	$8,233	$18,760

Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$0.70	$2.31	$5.57	$5.49
Diluted	$0.69	$2.30	$5.53	$5.45

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Equity
For the Nine Months Ended September 30, 2020 and 2019 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$—	$12	$32,680	$33,078	$(12,678)	$13,052	$66,144	$238	$66,382
Cumulative effects of changes in accounting principles, net of income tax (Note 1)				(121)			(121)		(121)
Balance at January 1, 2020	—	12	32,680	32,957	(12,678)	13,052	66,023	238	66,261
Preferred stock issuance			972				972		972
Treasury stock acquired in connection with share repurchases					(500)		(500)		(500)
Stock-based compensation			76				76		76
Dividends on preferred stock				(109)			(109)		(109)
Dividends on common stock				(823)			(823)		(823)
Change in equity of noncontrolling interests							—	(1)	(1)
Net income (loss)				4,543			4,543	8	4,551
Other comprehensive income (loss), net of income tax						5,511	5,511	2	5,513
Balance at June 30, 2020	—	12	33,728	36,568	(13,178)	18,563	75,693	247	75,940
Redemption of preferred stock			(989)				(989)		(989)
Preferred stock redemption premium				(14)			(14)		(14)
Preferred stock issuance			989				989		989
Treasury stock acquired in connection with share repurchases					(80)		(80)		(80)
Stock-based compensation			16				16		16
Dividends on preferred stock				(59)			(59)		(59)
Dividends on common stock				(419)			(419)		(419)
Change in equity of noncontrolling interests							—	3	3
Net income (loss)				706			706	3	709
Other comprehensive income (loss), net of income tax						(2,527)	(2,527)	—	(2,527)
Balance at September 30, 2020	$—	$12	$33,744	$36,782	$(13,258)	$16,036	$73,316	$253	$73,569

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$—	$12	$32,474	$28,926	$(10,393)	$1,722	$52,741	$217	$52,958
Cumulative effects of changes in accounting principles, net of income tax				74		21	95		95
Balance at January 1, 2019	—	12	32,474	29,000	(10,393)	1,743	52,836	217	53,053
Treasury stock acquired in connection with share repurchases					(1,250)		(1,250)		(1,250)
Stock-based compensation			128				128		128
Dividends on preferred stock				(89)			(89)		(89)
Dividends on common stock				(824)			(824)		(824)
Change in equity of noncontrolling interests							—	7	7
Net income (loss)				3,122			3,122	9	3,131
Other comprehensive income (loss), net of income tax						9,888	9,888	2	9,890
Balance at June 30, 2019	—	12	32,602	31,209	(11,643)	11,631	63,811	235	64,046
Treasury stock acquired in connection with share repurchases					(785)		(785)		(785)
Stock-based compensation			37				37		37
Dividends on preferred stock				(32)			(32)		(32)
Dividends on common stock				(413)			(413)		(413)
Change in equity of noncontrolling interests							—	7	7
Net income (loss)				2,184			2,184	6	2,190
Other comprehensive income (loss), net of income tax						3,566	3,566	3	3,569
Balance at September 30, 2019	$—	$12	$32,639	$32,948	$(12,428)	$15,197	$68,368	$251	$68,619
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2020 and 2019 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used in) operating activities	$6,486	$8,605
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	56,872	57,024
Equity securities	262	220
Mortgage loans	7,848	7,935
Real estate and real estate joint ventures	110	552
Other limited partnership interests	305	548
Purchases and originations of:
Fixed maturity securities available-for-sale	(71,503)	(62,803)
Equity securities	(154)	(89)
Mortgage loans	(10,137)	(11,417)
Real estate and real estate joint ventures	(1,106)	(1,097)
Other limited partnership interests	(1,279)	(1,166)
Cash received in connection with freestanding derivatives	5,123	2,977
Cash paid in connection with freestanding derivatives	(2,900)	(3,294)
Net change in policy loans	106	6
Net change in short-term investments	(35)	481
Net change in other invested assets	(55)	(241)
Other, net	136	(129)
Net cash provided by (used in) investing activities	(16,407)	(10,493)
Cash flows from financing activities
Policyholder account balances:
Deposits	73,626	69,645
Withdrawals	(64,856)	(64,655)
Payables for collateral under securities loaned and other transactions:
Net change in payables for collateral under securities loaned and other transactions	8,025	3,703
Cash received for other transactions with tenors greater than three months	150	125
Cash paid for other transactions with tenors greater than three months	(175)	(200)
Long-term debt issued	1,124	1,382
Long-term debt repaid	(95)	(901)
Collateral financing arrangement repaid	(69)	(47)
Financing element on certain derivative instruments and other derivative related transactions, net	(108)	18
Treasury stock acquired in connection with share repurchases	(580)	(2,035)
Preferred stock issued, net of issuance costs	1,961	—
Dividends on preferred stock	(168)	(121)
Dividends on common stock	(1,242)	(1,237)
Other, net	129	(100)
Net cash provided by (used in) financing activities	17,722	5,577
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	6	(58)
Change in cash and cash equivalents	7,807	3,631
Cash and cash equivalents, beginning of period	16,598	15,821
Cash and cash equivalents, end of period	$24,405	$19,452

Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$579	$647
Income tax	$339	$842
Non-cash transactions:
Fixed maturity securities available-for-sale received in connection with pension risk transfer transactions	$—	$410
Operating lease liability associated with the recognition of right-of-use assets	$45	$272
Increase in other liabilities associated with the notice of redemption of preferred stock	$1,003	$—

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
In the first quarter of 2020, the Company performed interim goodwill impairment testing on all of its reporting units due to the economic impact of the COVID-19 Pandemic and determined that its goodwill was not impaired, although the amount of excess of estimated fair value above the carrying value for the reporting units had decreased since the previous annual test. In the second quarter of 2020, as the COVID-19 Pandemic continued to impact the global economy and financial markets, the Company continued to monitor the key inputs, judgments and assumptions that impact the goodwill impairment test, and concluded that there were no additional triggering events. While the Company observed several improvements in the economic environment, the Company determined the excess of estimated fair value over carrying value in the EMEA reporting unit remained below what would be considered a substantial margin.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
In the third quarter of 2020, the Company performed its annual goodwill impairment tests on all of its reporting units using quantitative assessments under the market multiple, embedded value and discounted cash flow valuation approaches based on best available data as of June 30, 2020. The Company concluded that the estimated fair values of all its reporting units were substantially in excess of their carrying values and, therefore, goodwill was not impaired.
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

ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	The new guidance simplifies the former two-step goodwill impairment test by eliminating Step 2 of the test. The new guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any.	January 1, 2020, the Company adopted, using a prospective approach.	The adoption of the new guidance reduced the complexity involved with the evaluation of goodwill for impairment and did not have an impact on the Company’s consolidated financial statements.
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
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures. ASUs issued but not yet adopted as of September 30, 2020 that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements or disclosures are summarized in the table below.

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

The new guidance will not have a material impact on the Company’s consolidated financial statements and will be adopted on a prospective basis.
ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, as amended by ASU 2019-09, Financial Services—Insurance (Topic 944): Effective Date, as amended by ASU 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application
The new guidance (i) prescribes the discount rate to be used in measuring the liability for future policy benefits for traditional and limited payment long-duration contracts, and requires assumptions for those liability valuations to be updated after contract inception, (ii) requires more market-based product guarantees on certain separate account and other account balance long-duration contracts to be accounted for at fair value, (iii) simplifies the amortization of deferred policy acquisition costs (“DAC”) for virtually all long-duration contracts, and (iv) introduces certain financial statement presentation requirements, as well as significant additional quantitative and qualitative disclosures. The amendments in ASU 2019-09 defer the effective date of the amendments in ASU 2018-12 for all entities. The amendments in ASU 2020-11 defer the effective date of the amendments in ASU 2019-09 and ASU 2018-12 for all entities.
January 1, 2023, to be applied retrospectively to January 1, 2021 (with early adoption permitted).
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
•The Group Benefits business offers life, dental, group short- and long-term disability, individual disability, accidental death and dismemberment, vision and accident & health coverages, as well as prepaid legal plans. This business also sells administrative services-only arrangements to some employers.
•The RIS business offers a broad range of life and annuity-based insurance and investment products, including stable value and pension risk transfer products, institutional income annuities, tort settlements, and capital markets investment products, as well as solutions for funding postretirement benefits and company-, bank- or trust-owned life insurance.
•The Property & Casualty business offers personal lines of property and casualty insurance, including private passenger automobile, homeowners’ and personal excess liability insurance.
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
The following additional adjustments are made to revenues, in the line items indicated, in calculating adjusted revenues:
•Universal life and investment-type product policy fees excludes the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity guaranteed minimum income benefits (“GMIBs”) fees (“GMIB fees”);
•Net investment income: (i) includes adjustments for earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment, (ii) excludes post-tax adjusted earnings adjustments relating to insurance joint ventures accounted for under the equity method, (iii) excludes certain amounts related to contractholder-directed equity securities, (iv) excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP and (v) includes distributions of profits from certain other limited partnership interests that were previously accounted for under the cost method, but are now accounted for at estimated fair value, where the change in estimated fair value is recognized in net investment gains (losses) under GAAP; and
•Other revenues is adjusted for settlements of foreign currency earnings hedges and excludes fees received in association with services provided under transition service agreements (“TSA fees”).

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)
The following additional adjustments are made to expenses, in the line items indicated, in calculating adjusted expenses:
•Policyholder benefits and claims and policyholder dividends excludes: (i) amortization of basis adjustments associated with de-designated fair value hedges of future policy benefits, (ii) changes in the policyholder dividend obligation related to net investment gains (losses) and net derivative gains (losses), (iii) inflation-indexed benefit adjustments associated with contracts backed by inflation-indexed investments and amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and other pass-through adjustments, (iv) benefits and hedging costs related to GMIBs (“GMIB costs”) and (v) market value adjustments associated with surrenders or terminations of contracts (“Market value adjustments”);
•Interest credited to policyholder account balances includes adjustments for earned income on derivatives and amortization of premium on derivatives that are hedges of policyholder account balances but do not qualify for hedge accounting treatment and excludes certain amounts related to net investment income earned on contractholder-directed equity securities;
•Amortization of DAC and value of business acquired (“VOBA”) excludes amounts related to: (i) net investment gains (losses) and net derivative gains (losses), (ii) GMIB fees and GMIB costs and (iii) Market value adjustments;
•Amortization of negative VOBA excludes amounts related to Market value adjustments;
•Interest expense on debt excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP; and
•Other expenses excludes: (i) noncontrolling interests, (ii) implementation of new insurance regulatory requirements costs and (iii) acquisition, integration and other costs. Other expenses includes TSA fees.
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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and nine months ended September 30, 2020 and 2019. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended September 30, 2020	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$6,333	$1,654	$529	$551	$876	$(8)	$9,935	$—	$9,935
Universal life and investment-type product policy fees	263	595	225	116	269	1	1,469	28	1,497
Net investment income	1,827	1,088	221	67	1,427	58	4,688	41	4,729
Other revenues	237	16	7	13	61	82	416	39	455
Net investment gains (losses)	—	—	—	—	—	—	—	(20)	(20)
Net derivative gains (losses)	—	—	—	—	—	—	—	(581)	(581)
Total revenues	8,660	3,353	982	747	2,633	133	16,508	(493)	16,015
Expenses
Policyholder benefits and claims and policyholder dividends	6,108	1,291	575	304	1,697	(6)	9,969	237	10,206
Interest credited to policyholder account balances	381	470	52	29	217	—	1,149	267	1,416
Capitalization of DAC	(119)	(431)	(84)	(122)	(5)	(3)	(764)	—	(764)
Amortization of DAC and VOBA	123	506	62	125	177	2	995	71	1,066
Amortization of negative VOBA	—	(14)	—	(1)	—	—	(15)	—	(15)
Interest expense on debt	2	—	1	—	2	224	229	—	229
Other expenses	1,026	869	313	340	231	120	2,899	55	2,954
Total expenses	7,521	2,691	919	675	2,319	337	14,462	630	15,092
Provision for income tax expense (benefit)	239	197	24	20	61	(132)	409	(195)	214
Adjusted earnings	$900	$465	$39	$52	$253	$(72)	1,637
Adjustments to:
Total revenues							(493)
Total expenses							(630)
Provision for income tax (expense) benefit							195
Net income (loss)							$709		$709

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended September 30, 2019	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$6,903	$1,654	$703	$526	$925	$35	$10,746	$35	$10,781
Universal life and investment-type product policy fees	264	430	256	117	284	1	1,352	88	1,440
Net investment income	1,760	915	295	73	1,316	114	4,473	150	4,623
Other revenues	224	14	8	13	52	36	347	72	419
Net investment gains (losses)	—	—	—	—	—	—	—	161	161
Net derivative gains (losses)	—	—	—	—	—	—	—	1,254	1,254
Total revenues	9,151	3,013	1,262	729	2,577	186	16,918	1,760	18,678
Expenses
Policyholder benefits and claims and policyholder dividends	6,759	1,264	656	291	1,856	32	10,858	86	10,944
Interest credited to policyholder account balances	507	440	74	25	228	—	1,274	226	1,500
Capitalization of DAC	(131)	(498)	(102)	(128)	(9)	(3)	(871)	(11)	(882)
Amortization of DAC and VOBA	121	353	58	128	94	2	756	41	797
Amortization of negative VOBA	—	(2)	—	(2)	—	—	(4)	—	(4)
Interest expense on debt	3	—	—	—	2	218	223	—	223
Other expenses	1,004	955	356	341	223	320	3,199	110	3,309
Total expenses	8,263	2,512	1,042	655	2,394	569	15,435	452	15,887
Provision for income tax expense (benefit)	181	152	65	21	34	(192)	261	340	601
Adjusted earnings	$707	$349	$155	$53	$149	$(191)	1,222
Adjustments to:
Total revenues							1,760
Total expenses							(452)
Provision for income tax (expense) benefit							(340)
Net income (loss)							$2,190		$2,190

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Nine Months Ended September 30, 2020	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$17,191	$4,874	$1,658	$1,676	$2,669	$17	$28,085	$52	$28,137
Universal life and investment-type product policy fees	806	1,445	733	324	812	2	4,122	105	4,227
Net investment income	5,018	2,792	699	199	3,723	22	12,453	(576)	11,877
Other revenues	717	44	28	37	166	238	1,230	120	1,350
Net investment gains (losses)	—	—	—	—	—	—	—	(77)	(77)
Net derivative gains (losses)	—	—	—	—	—	—	—	2,910	2,910
Total revenues	23,732	9,155	3,118	2,236	7,370	279	45,890	2,534	48,424
Expenses
Policyholder benefits and claims and policyholder dividends	16,581	3,867	1,634	877	5,063	23	28,045	432	28,477
Interest credited to policyholder account balances	1,251	1,362	178	83	654	—	3,528	(70)	3,458
Capitalization of DAC	(353)	(1,203)	(258)	(367)	(15)	(8)	(2,204)	(5)	(2,209)
Amortization of DAC and VOBA	357	1,105	206	340	288	6	2,302	112	2,414
Amortization of negative VOBA	—	(30)	—	(5)	—	—	(35)	—	(35)
Interest expense on debt	6	—	3	—	5	669	683	—	683
Other expenses	3,104	2,540	965	1,000	698	390	8,697	176	8,873
Total expenses	20,946	7,641	2,728	1,928	6,693	1,080	41,016	645	41,661
Provision for income tax expense (benefit)	583	443	124	62	127	(418)	921	582	1,503
Adjusted earnings	$2,203	$1,071	$266	$246	$550	$(383)	3,953
Adjustments to:
Total revenues							2,534
Total expenses							(645)
Provision for income tax (expense) benefit							(582)
Net income (loss)							$5,260		$5,260

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Nine Months Ended September 30, 2019	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$18,704	$4,984	$2,122	$1,619	$2,776	$75	$30,280	$35	$30,315
Universal life and investment-type product policy fees	808	1,255	820	325	844	2	4,054	163	4,217
Net investment income	5,274	2,739	951	220	3,941	183	13,308	916	14,224
Other revenues	668	43	31	40	184	212	1,178	213	1,391
Net investment gains (losses)	—	—	—	—	—	—	—	237	237
Net derivative gains (losses)	—	—	—	—	—	—	—	2,093	2,093
Total revenues	25,454	9,021	3,924	2,204	7,745	472	48,820	3,657	52,477
Expenses
Policyholder benefits and claims and policyholder dividends	18,233	3,862	2,043	867	5,207	70	30,282	329	30,611
Interest credited to policyholder account balances	1,512	1,267	254	72	681	—	3,786	1,190	4,976
Capitalization of DAC	(372)	(1,449)	(296)	(371)	(23)	(9)	(2,520)	(11)	(2,531)
Amortization of DAC and VOBA	352	972	215	327	237	5	2,108	2	2,110
Amortization of negative VOBA	—	(18)	—	(6)	—	—	(24)	—	(24)
Interest expense on debt	8	—	2	—	6	715	731	—	731
Other expenses	3,006	2,865	1,074	1,029	687	831	9,492	280	9,772
Total expenses	22,739	7,499	3,292	1,918	6,795	1,612	43,855	1,790	45,645
Provision for income tax expense (benefit)	552	458	184	70	185	(538)	911	600	1,511
Adjusted earnings	$2,163	$1,064	$448	$216	$765	$(602)	4,054
Adjustments to:
Total revenues							3,657
Total expenses							(1,790)
Provision for income tax (expense) benefit							(600)
Net income (loss)							$5,321		$5,321

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)
The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	September 30, 2020	December 31, 2019
	(In millions)
U.S.	$289,159	$266,174
Asia	167,914	161,018
Latin America	69,518	75,069
EMEA	26,630	27,281
MetLife Holdings	181,047	175,199
Corporate & Other	46,224	35,722
Total	$780,492	$740,463
3. Acquisition and Dispositions
Disposition of MetLife Seguros de Retiro S.A.
In October 2020, the Company sold its wholly-owned subsidiary, MetLife Seguros de Retiro S.A. (“MetLife Seguros de Retiro”). In connection with the sale, an expected loss of $162 million, net of income tax, was recorded for the three months and nine months ended September 30, 2020. This loss was comprised of an expected $130 million pre-tax loss, which was reflected in net investment gains (losses). Additionally, the $162 million loss included an expected $32 million net tax charge, which was recorded in the provision for income tax expense (benefit) and included previously deferred tax items and losses which are not recognized for tax purposes. At September 30, 2020, MetLife Seguros de Retiro represented $205 million of total assets in the Latin America segment. MetLife Seguros de Retiro’s results of operations were reported in the Latin America segment adjusted earnings through June 30, 2020. See Note 2 for information on accounting for divested businesses.
Pending Acquisition of Versant Health
In September 2020, the Company announced that it has entered into a definitive agreement to acquire Versant Health, Inc. (“Versant Health”), a managed vision care company, for approximately $1.675 billion in an all-cash transaction. Versant Health owns the well-established marketplace brands, Davis Vision and Superior Vision. The transaction is expected to close in the fourth quarter of 2020 subject to customary closing conditions, including regulatory approvals.
Disposition of MetLife Limited and Metropolitan Life Insurance Company of Hong Kong Limited
In June 2019, the Company entered into a definitive agreement to sell its two wholly-owned subsidiaries, MetLife Limited and Metropolitan Life Insurance Company of Hong Kong Limited (collectively, “MetLife Hong Kong”). As a result of the agreement, a loss of $140 million, net of income tax, was recorded for the nine months ended September 30, 2019. This loss was comprised of an expected $100 million pre-tax loss, which was reflected in net investment gains (losses) and included allocated goodwill of $71 million. Additionally, the $140 million loss included a $40 million net tax charge, which was recorded in the provision for income tax expense (benefit) and included previously deferred tax items and losses which are not recognized for tax purposes. At December 31, 2019, MetLife Hong Kong represented $2.9 billion of total assets in the Asia segment. MetLife Hong Kong’s results of operations were reported in the Asia segment adjusted earnings through June 30, 2019. See Note 2 for information on accounting for divested businesses. In June 2020, the Company completed the sale and recorded a gain of $11 million, net of income tax, for the nine months ended September 30, 2020, which resulted in a total loss on the sale of $129 million, net of income tax.
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
Information regarding the Company’s guarantee exposure, which includes direct and assumed business, but excludes offsets from hedging or ceded reinsurance, if any, was as follows at:

	September 30, 2020				December 31, 2019
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts:
Variable Annuity Guarantees:
Total account value (1), (2), (3)	$61,346		$22,655		$64,506		$24,036
Separate account value (1)	$39,373		$20,898		$41,305		$22,291
Net amount at risk (2)	$2,009	(4)	$713	(5)	$1,572	(4)	$584	(5)
Average attained age of contractholders	68 years		66 years		67 years		65 years
Other Annuity Guarantees:
Total account value (1), (3)	N/A		$5,390		N/A		$5,671
Net amount at risk	N/A		$447	(6)	N/A		$408	(6)
Average attained age of contractholders	N/A		51 years		N/A		51 years

	September 30, 2020		December 31, 2019
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts:
Total account value (1), (3)	$12,358	$2,839	$11,937	$2,940
Net amount at risk (7)	$82,489	$13,793	$86,221	$14,500
Average attained age of policyholders	54 years	65 years	53 years	65 years
__________________
(1)The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.
(2)Includes amounts, which are not reported on the interim condensed consolidated balance sheets, from assumed variable annuity guarantees from the Company’s former operating joint venture in Japan.
(3)Includes the contractholder’s investments in the general account and separate account, if applicable.
(4)Defined as the death benefit less the total account value, as of the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts on the balance sheet date and includes any additional contractual claims associated with riders purchased to assist with covering income taxes payable upon death.
(5)Defined as the amount (if any) that would be required to be added to the total account value to purchase a lifetime income stream, based on current annuity rates, equal to the minimum amount provided under the guaranteed benefit. This amount represents the Company’s potential economic exposure to such guarantees in the event all contractholders were to annuitize on the balance sheet date, even though the contracts contain terms that allow annuitization of the guaranteed amount only after the 10th anniversary of the contract, which not all contractholders have achieved.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Insurance (continued)
(6)Defined as either the excess of the upper tier, adjusted for a profit margin, less the lower tier, as of the balance sheet date or the amount (if any) that would be required to be added to the total account value to purchase a lifetime income stream, based on current annuity rates, equal to the minimum amount provided under the guaranteed benefit. These amounts represent the Company’s potential economic exposure to such guarantees in the event all contractholders were to annuitize on the balance sheet date.
(7)Defined as the guarantee amount less the account value, as of the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts on the balance sheet date.
Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Nine Months Ended September 30,
	2020	2019
	(In millions)
Balance, beginning of period	$19,216	$17,788
Less: Reinsurance recoverables	2,377	2,332
Net balance, beginning of period	16,839	15,456
Incurred related to:
Current period	19,664	20,236
Prior periods (1)	234	146
Total incurred	19,898	20,382
Paid related to:
Current period	(13,803)	(14,203)
Prior periods	(5,378)	(4,960)
Total paid	(19,181)	(19,163)
Net balance, end of period	17,556	16,675
Add: Reinsurance recoverables	2,521	2,392
Balance, end of period (included in future policy benefits and other policy-related balances)	$20,077	$19,067
__________________
(1)For both the nine months ended September 30, 2020 and 2019, claims and claim adjustment expenses associated with prior periods increased due to events incurred in prior periods but reported in the current period.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Closed Block (continued)
Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	September 30, 2020	December 31, 2019
	(In millions)
Closed Block Liabilities
Future policy benefits	$38,882	$39,379
Other policy-related balances	294	423
Policyholder dividends payable	359	432
Policyholder dividend obligation	2,944	2,020
Deferred income tax liability	113	79
Other liabilities	135	81
Total closed block liabilities	42,727	42,414
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	26,866	25,977
Equity securities, at estimated fair value	27	49
Contractholder-directed equity securities and fair value option securities, at estimated fair value	—	53
Mortgage loans	6,886	7,052
Policy loans	4,390	4,489
Real estate and real estate joint ventures	564	544
Other invested assets	595	314
Total investments	39,328	38,478
Cash and cash equivalents	60	448
Accrued investment income	418	419
Premiums, reinsurance and other receivables	65	75
Current income tax recoverable	19	91
Total assets designated to the closed block	39,890	39,511
Excess of closed block liabilities over assets designated to the closed block	2,837	2,903
AOCI:
Unrealized investment gains (losses), net of income tax	3,258	2,453
Unrealized gains (losses) on derivatives, net of income tax	158	97
Allocated to policyholder dividend obligation, net of income tax	(2,326)	(1,596)
Total amounts included in AOCI	1,090	954
Maximum future earnings to be recognized from closed block assets and liabilities	$3,927	$3,857

Information regarding the closed block policyholder dividend obligation was as follows:

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
	(In millions)
Balance, beginning of period	$2,020	$428
Change in unrealized investment and derivative gains (losses)	924	1,592
Balance, end of period	$2,944	$2,020

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Closed Block (continued)
Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Revenues
Premiums	$359	$396	$1,097	$1,153
Net investment income	420	428	1,198	1,303
Net investment gains (losses)	1	3	(8)	(2)
Net derivative gains (losses)	(16)	11	7	23
Total revenues	764	838	2,294	2,477
Expenses
Policyholder benefits and claims	575	564	1,714	1,666
Policyholder dividends	136	229	572	688
Other expenses	27	27	79	84
Total expenses	738	820	2,365	2,438
Revenues, net of expenses before provision for income tax expense (benefit)	26	18	(71)	39
Provision for income tax expense (benefit)	5	3	(15)	7
Revenues, net of expenses and provision for income tax expense (benefit)	$21	$15	$(56)	$32
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments
Fixed Maturity Securities Available-for-Sale
Fixed Maturity Securities Available-for-Sale by Sector
The following table presents the fixed maturity securities AFS by sector. U.S. corporate and foreign corporate sectors include redeemable preferred stock. Residential mortgage-backed securities (“RMBS”) includes agency, prime, alternative and sub-prime mortgage-backed securities. Asset-backed securities (“ABS”) includes securities collateralized by corporate loans and consumer loans. Municipals includes taxable and tax-exempt revenue bonds and, to a much lesser extent, general obligations of states, municipalities and political subdivisions. Commercial mortgage-backed securities (“CMBS”) primarily includes securities collateralized by multiple commercial mortgage loans. RMBS, ABS and CMBS are, collectively, “Structured Products.” In accordance with new guidance adopted January 1, 2020 regarding expected credit loss, securities that incurred a credit loss after December 31, 2019 and were still held as of September 30, 2020, are presented net of ACL. In accordance with previous guidance, both the temporary loss and OTTI loss are presented for securities that were in an unrealized loss position as of December 31, 2019.

	September 30, 2020					December 31, 2019
	Amortized Cost	ACL	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized			Estimated Fair Value
			Gains	Losses			Gains	Temporary Losses	OTTI Losses (1)
	(In millions)
U.S. corporate	$78,607	$(30)	$12,472	$427	$90,622	$79,115	$8,943	$305	$—	$87,753
Foreign government	60,338	(29)	8,658	356	68,611	58,840	8,710	321	—	67,229
Foreign corporate	59,596	(16)	6,702	888	65,394	59,342	5,540	717	—	64,165
U.S. government and agency	42,470	—	9,216	42	51,644	37,586	4,604	106	—	42,084
RMBS	31,333	—	2,178	57	33,454	27,051	1,535	72	(33)	28,547
ABS	17,360	—	193	198	17,355	14,547	83	88	—	14,542
Municipals	12,121	—	2,844	7	14,958	11,081	2,001	29	—	13,053
CMBS	11,271	—	639	139	11,771	10,093	396	42	—	10,447
Total fixed maturity securities AFS	$313,096	$(75)	$42,902	$2,114	$353,809	$297,655	$31,812	$1,680	$(33)	$327,820
__________________
(1)Noncredit OTTI losses included in AOCI in an unrealized gain position are due to increases in estimated fair value subsequent to initial recognition of noncredit loss on such securities. See also “— Net Unrealized Investment Gains (Losses).”
Maturities of Fixed Maturity Securities AFS
The amortized cost, net of ACL, and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at September 30, 2020:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost, net of ACL	$16,793	$51,231	$58,077	$126,956	$59,964	$313,021
Estimated fair value	$16,942	$53,737	$65,369	$155,181	$62,580	$353,809
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
Continuous Gross Unrealized Losses for Fixed Maturity Securities AFS by Sector
The following table presents the estimated fair value and gross unrealized losses of fixed maturity securities AFS in an unrealized loss position by sector and aggregated by length of time that the securities have been in a continuous unrealized loss position. Included in the table below are securities without an ACL as of September 30, 2020, in accordance with new guidance adopted January 1, 2020. Also included in the table below are all securities in an unrealized loss position as of December 31, 2019, in accordance with previous guidance.

	September 30, 2020				December 31, 2019
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$6,633	$350	$617	$75	$3,817	$107	$2,226	$198
Foreign government	4,944	230	910	121	3,295	149	1,490	172
Foreign corporate	9,423	716	1,329	171	3,188	133	5,873	584
U.S. government and agency	6,029	40	33	1	5,391	97	196	9
RMBS	3,722	43	156	15	2,341	25	584	14
ABS	5,763	87	3,276	111	3,692	22	4,843	66
Municipals	337	7	—	—	1,156	29	1	—
CMBS	2,525	94	565	45	1,926	16	487	26
Total fixed maturity securities AFS	$39,376	$1,567	$6,886	$539	$24,806	$578	$15,700	$1,069
Investment grade	$34,096	$1,147	$6,341	$441	$22,838	$437	$13,813	$821
Below investment grade	5,280	420	545	98	1,968	141	1,887	248
Total fixed maturity securities AFS	$39,376	$1,567	$6,886	$539	$24,806	$578	$15,700	$1,069
Total number of securities in an unrealized loss position	2,886		775		2,153		1,411
Evaluation of Fixed Maturity Securities AFS for Credit Loss
Evaluation and Measurement Methodologies
Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used in the credit loss evaluation process include, but are not limited to: (i) the extent to which the estimated fair value has been below amortized cost, (ii) adverse conditions specifically related to a security, an industry sector or sub-sector, or an economically depressed geographic area, adverse change in the financial condition of the issuer of the security, changes in technology, discontinuance of a segment of the business that may affect future earnings, and changes in the quality of credit enhancement, (iii) payment structure of the security and likelihood of the issuer being able to make payments, (iv) failure of the issuer to make scheduled interest and principal payments, (v) whether the issuer, or series of issuers or an industry has suffered a catastrophic loss or has exhausted natural resources, (vi) whether the Company has the intent to sell or will more likely than not be required to sell a particular security before the decline in estimated fair value below amortized cost recovers, (vii) with respect to Structured Products, changes in forecasted cash flows after considering the changes in the financial condition of the underlying loan obligors and quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security, (viii) changes in the rating of the security by a rating agency, and (ix) other subjective factors, including concentrations and information obtained from regulators.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
The methodology and significant inputs used to determine the amount of credit loss are as follows:
•The Company calculates the recovery value by performing a discounted cash flow analysis based on the present value of future cash flows. The discount rate is generally the effective interest rate of the security at the time of purchase for fixed-rate securities and the spot rate at the date of evaluation of credit loss for floating-rate securities.
•When determining collectability and the period over which value is expected to recover, the Company applies considerations utilized in its overall credit loss evaluation process which incorporates information regarding the specific security, fundamentals of the industry and geographic area in which the security issuer operates, and overall macroeconomic conditions. Projected future cash flows are estimated using assumptions derived from management’s single best estimate, the most likely outcome in a range of possible outcomes, after giving consideration to a variety of variables that include, but are not limited to: payment terms of the security; the likelihood that the issuer can service the interest and principal payments; the quality and amount of any credit enhancements; the security’s position within the capital structure of the issuer; possible corporate restructurings or asset sales by the issuer; any private and public sector programs to restructure foreign government securities and municipals; and changes to the rating of the security or the issuer by rating agencies.
•Additional considerations are made when assessing the unique features that apply to certain Structured Products including, but not limited to: the quality of underlying collateral, historical performance of the underlying loan obligors, historical rent and vacancy levels, changes in the financial condition of the underlying loan obligors, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying loans or assets backing a particular security, changes in the quality of credit enhancement and the payment priority within the tranche structure of the security.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL increased $459 million for the nine months ended September 30, 2020 to $2.1 billion. The increase in gross unrealized losses for the nine months ended September 30, 2020 was primarily attributable to widening credit spreads and movement in foreign currency exchange rates, partially offset by decreases in interest rates.
Gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater were $539 million at September 30, 2020, or 26% of the total gross unrealized losses on securities without an ACL.
Investment Grade Fixed Maturity Securities AFS
Of the $539 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $441 million, or 82%, were related to 648 investment grade securities. Unrealized losses on investment grade securities are principally related to widening credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities AFS
Of the $539 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $98 million, or 18%, were related to 127 below investment grade securities. Unrealized losses on below investment grade securities are principally related to U.S. and foreign corporate securities (primarily industrial and consumer), foreign government securities and ABS and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty, as well as with respect to fixed-rate securities, rising interest rates since purchase. Management evaluates U.S. corporate and foreign corporate securities based on factors such as expected cash flows, financial condition and near-term and long-term prospects of the issuers. Management evaluates foreign government securities based on factors impacting the issuers such as expected cash flows, financial condition of the issuers and any country specific economic conditions or public sector programs to restructure foreign government securities. Management evaluates ABS based on actual and projected cash flows after considering the quality of underlying collateral, credit enhancements, expected prepayment speeds, current and forecasted loss severity, the payment terms of the underlying assets backing a particular security and the payment priority within the tranche structure of the security.
Current Period Evaluation
At September 30, 2020, with respect to securities in an unrealized loss position without an ACL, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Based on the Company’s current evaluation of its securities in an unrealized loss position without an ACL, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at September 30, 2020.
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

	U.S. Corporate	Foreign Government	Foreign Corporate	RMBS	Total
	(In millions)
Three Months Ended September 30, 2020
Balance, beginning of period	$30	$129	$16	$2	$177
ACL not previously recorded	—	—	—	—	—
Changes for securities with previously recorded ACL	4	(4)	—	(2)	(2)
Securities sold or exchanged	(4)	(96)	—	—	(100)
Securities intended/required to be sold prior to recovery of amortized cost basis	—	—	—	—	—
Balance, end of period	$30	$29	$16	$—	$75

	U.S. Corporate	Foreign Government	Foreign Corporate	RMBS	Total
	(In millions)
Nine Months Ended September 30, 2020
Balance, beginning of period	$—	$—	$—	$—	$—
ACL not previously recorded	58	139	16	2	215
Changes for securities with previously recorded ACL	(3)	(8)	—	(2)	(13)
Securities sold or exchanged	(24)	(102)	—	—	(126)
Securities intended/required to be sold prior to recovery of amortized cost basis	(1)	—	—	—	(1)
Balance, end of period	$30	$29	$16	$—	$75
Equity Securities
Equity securities are summarized as follows at:

	September 30, 2020		December 31, 2019
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total

	(Dollars in millions)
Common stock	$733	66.0%	$944	70.3%
Non-redeemable preferred stock	378	34.0	398	29.7
Total equity securities	$1,111	100.0%	$1,342	100.0%
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2020		December 31, 2019
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$51,448	62.1%	$49,624	61.6%
Agricultural	17,402	21.0	16,695	20.7
Residential	14,375	17.3	14,316	17.8
Total amortized cost	83,225	100.4	80,635	100.1
Allowance for credit loss	(520)	(0.6)	(353)	(0.4)
Subtotal mortgage loans, net	82,705	99.8	80,282	99.7
Residential — FVO	176	0.2	188	0.2
Total mortgage loans held-for-investment, net	82,881	100.0	80,470	99.9
Mortgage loans held-for-sale	—	—	59	0.1
Total mortgage loans, net	$82,881	100.0%	$80,529	100.0%
The Company elects the FVO for certain residential mortgage loans that are managed on a total return basis. See Note 8 for further information.
The amount of net discounts, included within total amortized cost, primarily attributable to residential mortgage loans was $965 million and $867 million at September 30, 2020 and December 31, 2019, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at September 30, 2020 and December 31, 2019 was $213 million and $188 million; $165 million and $186 million; and $106 million and $94 million, respectively.
Purchases of mortgage loans, primarily residential, were $204 million and $1.9 billion for the three months and nine months ended September 30, 2020, respectively, and $1.1 billion and $3.0 billion for the three months and nine months ended September 30, 2019, respectively.
Mortgage Loan Concessions
In response to the adverse economic impact of the COVID-19 Pandemic, the Company granted concessions to certain of its commercial, agricultural and residential mortgage loan borrowers, including payment deferrals and other loan modifications. The Company has elected the option under the Coronavirus Aid, Relief, and Economic Security Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) issued by bank regulatory agencies, not to account for or report qualifying concessions as troubled debt restructurings and does not classify such loans as either past due or nonaccrual during the payment deferral period. Additionally, in accordance with the FASB’s published response to a COVID-19 Pandemic technical inquiry, the Company continues to accrue interest income on such loans that have deferred payment. The Company records an ACL on this accrued interest income.
Commercial
For some commercial mortgage loan borrowers (principally in the retail and hotel sectors), the Company granted concessions which were primarily interest and principal payment deferrals generally ranging from three to four months and, to a much lesser extent, maturity date extensions. Deferred commercial mortgage loan interest and principal payments were $72 million at September 30, 2020.
Agricultural
For some agricultural mortgage loan borrowers (principally in the annual crops and agribusiness sectors), the Company granted concessions which were primarily principal payment deferrals generally ranging from three to 12

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
months, and covenant changes and, to a much lesser extent, maturity date extensions. Deferred agricultural mortgage loan interest and principal payments were $5 million at September 30, 2020.
Residential
For some residential mortgage loan borrowers, the Company granted concessions which were primarily three-month interest and principal payment deferrals. Deferred residential mortgage loan interest and principal payments were $22 million at September 30, 2020.
Allowance for Credit Loss Rollforward by Portfolio Segment
The changes in the ACL, by portfolio segment, were as follows:

	Nine Months Ended September 30,
	2020				2019
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$246	$52	$55	$353	$238	$46	$58	$342
Adoption of new credit loss guidance	(118)	35	161	78	—	—	—	—
Initial credit losses on PCD loans (1)	—	—	16	16	—	—	—	—
Provision (release)	83	6	13	102	7	7	6	20
Charge-offs, net of recoveries	—	(2)	(27)	(29)	—	(5)	(7)	(12)
Balance, end of period	$211	$91	$218	$520	$245	$48	$57	$350
__________________
(1)Represents the initial credit losses on purchased mortgage loans accounted for as purchased financial assets with credit deterioration (“PCD”).
Allowance for Credit Loss Methodology
After the adoption of new guidance on January 1, 2020, the Company records an allowance for expected credit loss in an amount that represents the portion of the amortized cost basis of mortgage loans that the Company does not expect to collect, resulting in mortgage loans being presented at the net amount expected to be collected. In determining the Company’s ACL, management: (i) pools mortgage loans that share similar risk characteristics, (ii) considers lifetime credit loss expected over the contractual term of its mortgage loans adjusted for expected prepayments and any extensions, and (iii) considers past events, current economic conditions and forecasts of future economic conditions. Each of the Company’s commercial, agricultural and residential mortgage loan portfolio segments are evaluated separately. The ACL is calculated for each mortgage loan portfolio segment based on inputs unique to each loan portfolio segment. On a quarterly basis, mortgage loans within a portfolio segment that share similar risk characteristics, such as internal risk ratings or consumer credit scores, are pooled for calculation of ACL. On an ongoing basis, mortgage loans with dissimilar risk characteristics (i.e., loans with significant declines in credit quality), collateral dependent mortgage loans (i.e., when the borrower is experiencing financial difficulty, including when foreclosure is reasonably possible or probable) and reasonably expected troubled debt restructurings (i.e., the Company grants concessions to borrower that is experiencing financial difficulties) are evaluated individually for credit loss. The ACL for loans evaluated individually are established using the same methodologies for all three portfolio segments. For example, the ACL for a collateral dependent loan is established as the excess of amortized cost over the estimated fair value of the loan’s underlying collateral, less selling cost when foreclosure is probable. Accordingly, the change in the estimated fair value of collateral dependent loans, which are evaluated individually for credit loss, is recorded as a change in the ACL which is recorded on a quarterly basis as a charge or credit to earnings in net investment gains (losses).
In accordance with the previous guidance, evaluation and measurement methodologies in determining the ACL were similar, except: (i) credit loss was recognized when incurred (when it was probable, based on current information and events, that all amounts due under the loan agreement would not be collected), (ii) pooling of loans with similar risk characteristics was permitted, but not required, (iii) forecasts of future economic conditions were not considered in the evaluation, (iv) measurement of the expected credit loss over the contractual term, or expected term, was not considered in the measurement, and (v) the credit loss for loans evaluated individually could also be determined using either discounted cash flows using the loans’ original effective interest rate or observable market prices.

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
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at September 30, 2020:

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$3,478	$5,926	$6,467	$4,479	$5,182	$11,115	$2,468	$39,115	76.0%
65% to 75%	859	2,845	1,983	1,428	802	1,889	—	9,806	19.1
76% to 80%	—	124	—	270	195	204	—	793	1.5
Greater than 80%	—	—	224	453	132	925	—	1,734	3.4
Total	$4,337	$8,895	$8,674	$6,630	$6,311	$14,133	$2,468	$51,448	100.0%
Debt service coverage ratios:
> 1.20x	$3,769	$8,360	$8,471	$6,103	$5,985	$13,108	$2,468	$48,264	93.8%
1.00x - 1.20x	351	—	19	71	326	881	—	1,648	3.2
<1.00x	217	535	184	456	—	144	—	1,536	3.0
Total	$4,337	$8,895	$8,674	$6,630	$6,311	$14,133	$2,468	$51,448	100.0%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at September 30, 2020:

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$1,876	$2,331	$3,067	$1,064	$2,622	$4,089	$931	$15,980	91.8%
65% to 75%	304	168	89	87	179	541	—	1,368	7.9
76% to 80%	—	—	—	—	—	12	—	12	0.1
Greater than 80%	—	—	—	—	—	42	—	42	0.2
Total	$2,180	$2,499	$3,156	$1,151	$2,801	$4,684	$931	$17,402	100.0%
The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at September 30, 2020:

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$662	$2,791	$1,160	$411	$236	$8,524	$—	$13,784	95.9%
Nonperforming (1)	24	86	22	12	9	438	—	591	4.1
Total	$686	$2,877	$1,182	$423	$245	$8,962	$—	$14,375	100.0%
__________________
(1)Includes residential mortgage loans in process of foreclosure of $112 million and $118 million at September 30, 2020 and December 31, 2019, respectively.
Loan-to-value ratios compare the unpaid principal balance of the loan to the estimated fair value of the underlying collateral. At September 30, 2020, the amortized cost of commercial and agricultural mortgage loans with a loan-to-value ratio in excess of 100% was $661 million, or less than 1% of total commercial and agricultural mortgage loans, however after considering the reduction in carrying value from the related ACL, no loans have a ratio greater than 100%.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both September 30, 2020 and December 31, 2019. The Company defines delinquency consistent with industry practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL, by portfolio segment, were as follows:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
	(In millions)
Commercial	$41	$10	$36	$9	$329	$176
Agricultural	281	129	88	7	199	137
Residential	591	452	65	35	529	418
Total	$913	$591	$189	$51	$1,057	$731
The amortized cost for nonaccrual commercial, agricultural and residential mortgage loans at beginning of year 2019 was $176 million, $105 million and $436 million, respectively. The amortized cost for nonaccrual commercial mortgage loans with no ACL was $168 million and $0 at September 30, 2020 and December 31, 2019, respectively. The amortized cost for nonaccrual agricultural mortgage loans with no ACL was $144 million and $93 million at September 30, 2020 and December 31, 2019, respectively. There were no nonaccrual residential mortgage loans without an ACL at either September 30, 2020 or December 31, 2019.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
Purchased Investments with Credit Deterioration
Investments that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination are classified as PCD. The amortized cost for PCD investments is the purchase price plus an ACL for the initial estimate of expected credit losses established upon purchase. Subsequent changes in the ACL on PCD investments are recorded in net investment gains (losses). The non-credit discount or premium is accreted or amortized to net investment income on an effective yield basis.
The following table reconciles the contractual principal to the purchase price of PCD investments:

	Nine Months Ended September 30, 2020
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
Real Estate and Real Estate Joint Ventures
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method real estate joint ventures. Real estate investments, by income type, as well as income earned, are as follows at and for the periods indicated:

	September 30, 2020	December 31, 2019	Three Months Ended September 30,		Nine Months Ended September 30,
			2020	2019	2020	2019
	Carrying Value		Income
	(In millions)
Leased real estate investments	$5,239	$4,893	$115	$103	$322	$285
Other real estate investments	408	420	34	45	93	135
Real estate joint ventures	5,996	5,428	(45)	33	(44)	70
Total real estate and real estate joint ventures	$11,643	$10,741	$104	$181	$371	$490
The carrying value of real estate investments acquired through foreclosure was $22 million and $36 million at September 30, 2020 and December 31, 2019, respectively. Depreciation expense on real estate investments was $33 million and $92 million for the three months and nine months ended September 30, 2020, respectively, and $28 million and $76 million for the three months and nine months ended September 30, 2019, respectively. Real estate investments were net of accumulated depreciation of $1.1 billion and $957 million at September 30, 2020 and December 31, 2019, respectively.
As a result of the COVID-19 Pandemic, earnings from certain of the Company’s equity method real estate joint ventures were reduced for the three months and nine months ended September 30, 2020, principally hotel properties. Certain of these real estate joint ventures have granted some lessees COVID-19 Pandemic-related lease concessions. See “— Leases — Lease Concessions.”

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
The investment in leveraged and direct financing leases, net of ACL, was $906 million and $1.2 billion, respectively, at September 30, 2020. The ACL for leveraged and direct financing leases was $66 million at September 30, 2020. The investment in leveraged and direct financing leases was $1.1 billion and $1.2 billion, respectively, at December 31, 2019.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
Lease Concessions
In response to the adverse economic impact of the COVID-19 Pandemic, the Company granted concessions to certain of its lessees (operating and direct financing leases), primarily in the form of rent deferrals. In accordance with a Question and Answer document issued by the FASB in response to the COVID-19 Pandemic, the Company has elected not to evaluate whether such lease concessions are lease modifications, continues to accrue income on such leases and records rent receivables on real estate operating leases. The rent deferrals generally range from one to six months for operating leases and three to six months for commercial real estate direct financing leases. Deferred rental payments for both operating and direct financing leases were $13 million at September 30, 2020. The Company has interests in certain unconsolidated real estate joint ventures which have granted COVID-19 Pandemic-related lease concessions.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $12.0 billion and $8.6 billion at September 30, 2020 and December 31, 2019, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities AFS and derivatives and the effect on DAC, VOBA, deferred sales inducements (“DSI”), future policy benefits and the policyholder dividend obligation, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	September 30, 2020	December 31, 2019
	(In millions)
Fixed maturity securities AFS	$40,808	$30,050
Fixed maturity securities AFS with noncredit OTTI losses included in AOCI	—	33
Total fixed maturity securities AFS	40,808	30,083
Derivatives	4,054	2,209
Other	312	310
Subtotal	45,174	32,602
Amounts allocated from:
Future policy benefits	(7,561)	(1,019)
DAC, VOBA and DSI	(3,848)	(2,716)
Policyholder dividend obligation	(2,944)	(2,020)
Subtotal	(14,353)	(5,755)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	—	(4)
Deferred income tax benefit (expense)	(7,934)	(6,846)
Net unrealized investment gains (losses)	22,887	19,997
Net unrealized investment gains (losses) attributable to noncontrolling interests	(18)	(16)
Net unrealized investment gains (losses) attributable to MetLife, Inc.	$22,869	$19,981

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
The changes in net unrealized investment gains (losses) were as follows:

Nine Months Ended September 30, 2020
(In millions)
Balance, beginning of period	$19,981
Fixed maturity securities AFS on which noncredit OTTI losses have been recognized	(33)
Unrealized investment gains (losses) during the period	12,605
Unrealized investment gains (losses) relating to:
Future policy benefits	(6,542)
DAC, VOBA and DSI	(1,132)
Policyholder dividend obligation	(924)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	4
Deferred income tax benefit (expense)	(1,088)
Net unrealized investment gains (losses)	22,871
Net unrealized investment gains (losses) attributable to noncontrolling interests	(2)
Balance, end of period	$22,869
Change in net unrealized investment gains (losses)	$2,890
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	(2)
Change in net unrealized investment gains (losses) attributable to MetLife, Inc.	$2,888
Concentrations of Credit Risk
Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at estimated fair value at September 30, 2020 and December 31, 2019, were in fixed income securities of the Japanese government and its agencies of $34.7 billion and $33.7 billion, respectively, and in fixed income securities of the South Korean government and its agencies of $7.7 billion and $7.3 billion, respectively.
Securities Lending, Repurchase Agreements and Federal Home Loan Bank of Boston Advance Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of the outstanding securities lending, repurchase agreements and Federal Home Loan Bank (“FHLB”) of Boston short-term advance agreements is as follows:

	September 30, 2020			December 31, 2019
	Securities (1)			Securities (1)
	Estimated Fair Value	Cash Collateral Received from Counterparties (2), (3)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2), (3)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$19,837	$20,349	$20,559	$16,926	$17,369	$17,451
Repurchase agreements	$3,253	$3,210	$3,240	$2,333	$2,310	$2,320
FHLB of Boston advance agreements	$1,103	$800	$845	$1,083	$800	$843
__________________
(1)Securities on loan or securities pledged in connection with these programs are included within fixed maturity securities AFS and short-term investments.
(2)In connection with securities lending and repurchase agreements, in addition to cash collateral received, the Company received from counterparties security collateral of $14 million and $0 at September 30, 2020 and December 31, 2019, respectively, which is not reflected on the consolidated financial statements.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
(3)The liability for cash collateral for these programs is included within payables for collateral under securities loaned, other transactions and other liabilities.
Contractual Maturities
A summary of the remaining contractual maturities of securities lending, repurchase agreements and FHLB of Boston short-term advance agreements is as follows:

	September 30, 2020					December 31, 2019
	Remaining Maturities					Remaining Maturities
	Open (1)	1 Month or Less	Over 1 to 6 Months	Over 6 Months to 1 Year	Total	Open (1)	1 Month or Less	Over 1 to 6 Months	Over 6 Months to 1 Year	Total
	(In millions)
Cash collateral liability by loaned security type:
Securities lending:
U.S. government and agency	$4,712	$9,620	$4,839	$—	$19,171	$2,928	$6,676	$6,663	$—	$16,267
Foreign government	—	415	685	—	1,100	—	259	767	—	1,026
Agency RMBS	—	74	—	—	74	—	76	—	—	76
U.S. corporate	4	—	—	—	4	—	—	—	—	—
Total	$4,716	$10,109	$5,524	$—	$20,349	$2,928	$7,011	$7,430	$—	$17,369

Repurchase agreements:
U.S. government and agency	$—	$3,210	$—	$—	$3,210	$—	$2,310	$—	$—	$2,310
Cash collateral liability by pledged security type: (2)
FHLB of Boston:
Municipals	$—	$300	$500	$—	$800	$—	$250	$475	$75	$800
__________________
(1)The related loaned security could be returned to the Company on the next business day, which would require the Company to immediately return the cash collateral.
(2)The Company is permitted to withdraw any portion of the pledged collateral over the minimum collateral requirement at any time, other than in the event of a default by the Company.
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

	September 30, 2020	December 31, 2019
	(In millions)
Invested assets on deposit (regulatory deposits)	$1,881	$2,034
Invested assets held in trust (collateral financing arrangement and reinsurance agreements)	3,667	2,991
Invested assets pledged as collateral (1)	27,738	24,493
Total invested assets on deposit, held in trust and pledged as collateral	$33,286	$29,518
__________________
(1)    The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements, secured debt, a collateral financing arrangement (see Notes 4, 13 and 14 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report) and derivative transactions (see Note 7).
See “— Securities Lending, Repurchase Agreements and Federal Home Loan Bank of Boston Advance Agreements” for information regarding securities supporting securities lending, repurchase agreement transactions and FHLB of Boston short-term advance agreements and Note 5 for information regarding investments designated to the closed block. In addition, the Company’s investment in FHLB common stock, which is considered restricted until redeemed by the issuers, was $847 million and $809 million, at redemption value, at September 30, 2020 and December 31, 2019, respectively.
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
The following table presents the total assets and total liabilities relating to investment-related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	September 30, 2020		December 31, 2019
	Total Assets (1)	Total Liabilities	Total Assets (1)	Total Liabilities
	(In millions)
Investment funds	$231	$1	$207	$1
Renewable energy partnership	93	—	94	—
Other investments	10	5	10	5
Total	$334	$6	$311	$6
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	September 30, 2020		December 31, 2019
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured Products (2)	$60,312	$60,312	$51,962	$51,962
U.S. and foreign corporate	2,512	2,512	1,764	1,764
Foreign government	135	135	136	136
Other limited partnership interests	7,523	14,155	6,674	12,016
Other invested assets	1,340	1,439	1,495	1,621
Other investments	593	596	450	497
Total	$72,415	$79,149	$62,481	$67,996
__________________
(1)The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $8 million and $6 million at September 30, 2020 and December 31, 2019, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.
(2)For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 15, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for either the nine months ended September 30, 2020 or 2019.
The Company securitizes certain residential mortgage loans and acquires an interest in the related RMBS issued. While the Company has a variable interest in the issuer of the securities, it is not the primary beneficiary of the issuer of the securities since it does not have any rights to remove the servicer or veto rights over the servicer’s actions. The resulting gains (losses) from the securitizations are included within net investment gains (losses). The estimated fair value of the related RMBS acquired in connection with the securitizations is included in the carrying amount and maximum exposure to loss for Structured Products presented in the table above.
The carrying value and the estimated fair value of residential mortgage loans were $443 million and $467 million, respectively, for loans securitized in the second quarter of 2019. Gains on securitizations of $24 million for the nine months ended September 30, 2019 were included within net investment gains (losses). The estimated fair value of RMBS acquired in connection with the securitizations was $131 million at December 31, 2019. There were no loans securitized in the third quarter of 2019 or in 2020.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Investment income:
Fixed maturity securities AFS	$2,820	$2,924	$8,482	$8,887
Equity securities	15	13	40	45
FVO Securities (1)	36	59	72	152
Mortgage loans	885	930	2,631	2,785
Policy loans	124	129	374	386
Real estate and real estate joint ventures	104	181	371	490
Other limited partnership interests	578	277	291	643
Cash, cash equivalents and short-term investments	40	117	184	358
Operating joint ventures	25	10	81	66
Other	78	95	209	244
Subtotal	4,705	4,735	12,735	14,056
Less: Investment expenses	238	362	798	1,079
Subtotal, net	4,467	4,373	11,937	12,977
Unit-linked investments (1)	262	250	(60)	1,247
Net investment income	$4,729	$4,623	$11,877	$14,224
__________________
(1)Changes in estimated fair value subsequent to purchase for investments still held as of the end of the respective periods and included in net investment income were principally from contractholder-directed equity securities supporting unit-linked variable annuity type liabilities (“Unit-linked investments”), and were $240 million and ($83) million for the three months and nine months ended September 30, 2020, respectively, and $185 million and $850 million for the three months and nine months ended September 30, 2019, respectively.
The Company invests in real estate joint ventures, other limited partnership interests and tax credit and renewable energy partnerships, and also does business through certain operating joint ventures, the majority of which are accounted for under the equity method. Net investment income (loss) from such investments totaled $510 million and $145 million for the three months and nine months ended September 30, 2020, respectively, and $266 million and $596 million for the three months and nine months ended September 30, 2019, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Total gains (losses) on fixed maturity securities AFS:
Net credit loss (provision) release (1)	$87	$(20)	$(136)	$(30)
Net gains (losses) on sales and disposals	26	102	403	226
Total gains (losses) on fixed maturity securities AFS	113	82	267	196
Total gains (losses) on equity securities:
Net gains (losses) on sales and disposals	4	4	15	51
Change in estimated fair value (2)	(2)	13	(225)	71
Total gains (losses) on equity securities	2	17	(210)	122
Mortgage loans	(5)	(16)	(148)	(17)
Real estate and real estate joint ventures	1	96	4	102
Other limited partnership interests	(4)	3	1	3
Other (3), (4)	35	(31)	157	(141)
Subtotal	142	151	71	265
Change in estimated fair value of other limited partnership interests and real estate joint ventures	3	(1)	(9)	(13)
Non-investment portfolio gains (losses) (5)	(165)	11	(139)	(15)
Subtotal	(162)	10	(148)	(28)
Total net investment gains (losses)	$(20)	$161	$(77)	$237
__________________
(1)Net credit loss provision by sector for finance corporate, industrial corporate, foreign government securities and RMBS for the three months ended September 30, 2019 were $1 million, $8 million, $11 million and $0, respectively. Net credit loss provision by sector for finance corporate, industrial corporate, foreign government securities and RMBS for the nine months ended September 30, 2019 were $1 million, $16 million, $11 million and $2 million, respectively. See “— Rollforward of Allowance for Credit Loss for Fixed Maturity Securities AFS By Sector.” Due to the adoption of new guidance on January 1, 2020, prior period OTTI loss is presented as credit loss.
(2)Changes in estimated fair value subsequent to purchase for equity securities still held as of the end of the period included in net investment gains (losses) were ($2) million and ($198) million for the three months and nine months ended September 30, 2020, respectively, and $27 million and $111 million for the three months and nine months ended September 30, 2019, respectively.
(3)Other gains (losses) included a leveraged lease gain of $0 and $81 million for the three months and nine months ended September 30, 2020, respectively, and a de-designated cash flow hedge gain of $10 million and $65 million for the three months and nine months ended September 30, 2020, respectively.
(4)Other gains (losses) for the nine months ended September 30, 2019 included tax credit partnership impairment losses of $92 million and a renewable energy partnership disposal gain of $46 million.
(5)See Note 3 for information on the Company’s business dispositions.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($17) million and $53 million for the three months and nine months ended September 30, 2020, respectively, and ($30) million and $9 million for the three months and nine months ended September 30, 2019, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
Fixed Maturity Securities AFS - Sales and Disposals and Credit Loss
Sales of securities are determined on a specific identification basis. Proceeds from sales or disposals and the components of net investment gains (losses) were as shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Proceeds	$5,934	$9,510	$28,004	$39,230
Gross investment gains	$196	$165	$957	$632
Gross investment losses	(170)	(63)	(554)	(406)
Net credit loss (provision) release	87	(20)	(136)	(30)
Net investment gains (losses)	$113	$82	$267	$196
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
Hedge Accounting
To qualify for hedge accounting, at the inception of the hedging relationship, the Company formally documents its risk management objective and strategy for undertaking the hedging transaction, as well as its designation of the hedge. Hedge designation and financial statement presentation of changes in estimated fair value of the hedging derivatives are as follows:
•Fair value hedge - a hedge of the estimated fair value of a recognized asset or liability - in the same line item as the earnings effect of the hedged item. The carrying value of the hedged recognized asset or liability is adjusted for changes in its estimated fair value due to the hedged risk.
•Cash flow hedge - a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability - in OCI and reclassified into the statement of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item.
•Net investment in a foreign operation (“NIFO”) hedge - in OCI, consistent with the translation adjustment for the hedged net investment in the foreign operation.

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
Embedded Derivatives
The Company issues certain products, which include variable annuities and investment contracts, and is a party to certain reinsurance agreements that have embedded derivatives. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated. The embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative if:
•the combined instrument is not accounted for in its entirety at estimated fair value with changes in estimated fair value recorded in earnings;
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		September 30, 2020			December 31, 2019
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$3,220	$3,339	$11	$2,369	$2,667	$2
Foreign currency swaps	Foreign currency exchange rate	1,042	16	23	1,304	16	17
Foreign currency forwards	Foreign currency exchange rate	1,986	32	7	2,336	1	40
Subtotal		6,248	3,387	41	6,009	2,684	59
Cash flow hedges:
Interest rate swaps	Interest rate	4,861	78	29	3,675	145	27
Interest rate forwards	Interest rate	7,587	749	88	7,364	83	144
Foreign currency swaps	Foreign currency exchange rate	37,918	2,175	1,617	36,983	1,627	1,430
Subtotal		50,366	3,002	1,734	48,022	1,855	1,601
NIFO hedges:
Foreign currency forwards	Foreign currency exchange rate	314	16	4	1,059	—	10
Currency options	Foreign currency exchange rate	3,200	55	—	4,200	33	91
Subtotal		3,514	71	4	5,259	33	101
Total qualifying hedges		60,128	6,460	1,779	59,290	4,572	1,761
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	54,050	4,067	69	58,083	2,867	185
Interest rate floors	Interest rate	12,701	393	—	12,701	155	—
Interest rate caps	Interest rate	55,631	13	—	42,622	18	5
Interest rate futures	Interest rate	1,606	1	1	2,423	2	3
Interest rate options	Interest rate	22,036	820	7	27,344	764	1
Interest rate forwards	Interest rate	86	3	—	129	1	2
Interest rate total return swaps	Interest rate	1,048	56	8	1,048	5	49
Synthetic GICs	Interest rate	36,330	—	—	30,341	—	—
Foreign currency swaps	Foreign currency exchange rate	13,634	788	618	13,699	644	461
Foreign currency forwards	Foreign currency exchange rate	14,464	99	322	13,507	50	393
Currency futures	Foreign currency exchange rate	896	1	—	880	7	—
Currency options	Foreign currency exchange rate	1,800	—	—	1,801	—	—
Credit default swaps — purchased	Credit	2,986	36	113	2,944	4	102
Credit default swaps — written	Credit	9,532	149	3	11,520	272	1
Equity futures	Equity market	5,102	6	30	4,540	6	8
Equity index options	Equity market	27,399	876	440	27,105	694	677
Equity variance swaps	Equity market	1,086	32	13	1,115	23	19
Equity total return swaps	Equity market	3,355	82	46	761	—	70
Total non-designated or nonqualifying derivatives		263,742	7,422	1,670	252,563	5,512	1,976
Total		$323,870	$13,882	$3,449	$311,853	$10,084	$3,737

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both September 30, 2020 and December 31, 2019. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules, (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship, (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income, and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Three Months Ended September 30, 2020
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$1	$—	$—	$(154)	$—	$—	N/A
Hedged items	—	—	—	139	—	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(50)	44	—	—	—	—	N/A
Hedged items	46	(41)	—	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	(4)	—	—	—	—	N/A
Subtotal	(3)	(1)	—	(15)	—	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(203)
Amount of gains (losses) reclassified from AOCI into income	9	10	—	—	—	1	(20)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(615)
Amount of gains (losses) reclassified from AOCI into income	2	435	—	—	—	—	(437)
Foreign currency transaction gains (losses) on hedged items	—	(393)	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(28)
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	11	52	—	—	—	1	(1,303)
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	N/A	N/A	N/A	N/A	N/A	(29)
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	(8)
Subtotal	N/A	N/A	N/A	N/A	N/A	N/A	(37)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	—	(601)	(9)	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	(190)	2	—	—	N/A
Credit derivatives — purchased (1)	—	—	(8)	—	—	—	N/A
Credit derivatives — written (1)	—	—	(9)	—	—	—	N/A
Equity derivatives (1)	(6)	—	(499)	(90)	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	56	—	—	—	N/A
Subtotal	(6)	—	(1,251)	(97)	—	—	N/A
Earned income on derivatives	50	—	262	52	(36)	—	—
Embedded derivatives (2)	N/A	N/A	408	—	N/A	N/A	N/A
Total	$52	$51	$(581)	$(60)	$(36)	$1	$(1,340)

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

	Nine Months Ended September 30, 2020
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(11)	$—	$—	$589	$—	$—	N/A
Hedged items	9	—	—	(613)	—	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	17	58	—	—	—	—	N/A
Hedged items	(14)	(54)	—	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	(38)	—	—	—	—	N/A
Subtotal	1	(34)	—	(24)	—	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$1,700
Amount of gains (losses) reclassified from AOCI into income	24	58	—	—	—	2	(84)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	554
Amount of gains (losses) reclassified from AOCI into income	3	271	—	—	—	1	(275)
Foreign currency transaction gains (losses) on hedged items	—	(190)	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(52)
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	27	139	—	—	—	3	1,843
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	N/A	N/A	N/A	N/A	N/A	70
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	(11)
Subtotal	N/A	N/A	N/A	N/A	N/A	N/A	59
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	(6)	—	3,364	58	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	(187)	(7)	—	—	N/A
Credit derivatives — purchased (1)	—	—	4	—	—	—	N/A
Credit derivatives — written (1)	—	—	(158)	—	—	—	N/A
Equity derivatives (1)	(6)	—	17	19	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(104)	—	—	—	N/A
Subtotal	(12)	—	2,936	70	—	—	N/A
Earned income on derivatives	196	—	617	135	(118)	—	—
Embedded derivatives (2)	N/A	N/A	(643)	—	N/A	N/A	N/A
Total	$212	$105	$2,910	$181	$(118)	$3	$1,902

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
__________________
(1)Excludes earned income on derivatives.
(2)The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($12) million and $63 million for the three months and nine months ended September 30, 2020, respectively, and $29 million and ($46) million for the three months and nine months ended September 30, 2019, respectively.

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
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
	(In millions)
Fixed maturity securities AFS	$2,576	$2,736	$(1)	$(1)
Mortgage loans	$861	$1,159	$20	$2
Future policy benefits	$(5,668)	$(4,475)	$(1,521)	$(908)
__________________
(1)At both September 30, 2020 and December 31, 2019, the hedging adjustments on discontinued hedging relationships included ($1) million.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were ($8) million and $19 million for the three months and nine months ended September 30, 2020, respectively, and ($1) million and $57 million for the three months and nine months ended September 30, 2019, respectively.
At September 30, 2020 and December 31, 2019, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed nine years and eight years, respectively.
At September 30, 2020 and December 31, 2019, the balance in AOCI associated with cash flow hedges was $4.1 billion and $2.2 billion, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At September 30, 2020, the Company expected to reclassify $128 million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.

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
At September 30, 2020 and December 31, 2019, the cumulative foreign currency translation gain (loss) recorded in AOCI related to NIFO hedges was $207 million and $148 million, respectively. At September 30, 2020 and December 31, 2019, the carrying amount of debt designated as a non-derivative hedging instrument was $398 million and $387 million, respectively.
Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the effects of derivatives on the interim condensed consolidated statements of operations and comprehensive income (loss) table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $9.5 billion and $11.5 billion at September 30, 2020 and December 31, 2019, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At September 30, 2020 and December 31, 2019, the Company would have received $146 million and $271 million, respectively, to terminate all of these contracts.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	September 30, 2020			December 31, 2019
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$4	$280	1.9	$4	$298	1.7
Credit default swaps referencing indices	17	2,106	1.7	35	2,175	2.2
Subtotal	21	2,386	1.8	39	2,473	2.2
Baa
Single name credit default swaps (3)	1	261	2.3	3	216	1.5
Credit default swaps referencing indices	121	6,830	5.8	203	8,539	5.0
Subtotal	122	7,091	5.7	206	8,755	4.9
Ba
Single name credit default swaps (3)	—	—	—	—	9	5.0
Subtotal	—	—	—	—	9	5.0
B
Single name credit default swaps (3)	—	—	—	—	10	0.5
Credit default swaps referencing indices	3	55	5.2	26	273	5.0
Subtotal	3	55	5.2	26	283	4.8
Total	$146	$9,532	4.7	$271	$11,520	4.3
__________________
(1)The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s Investors Service (“Moody’s”), S&P Global Ratings (“S&P”) and Fitch Ratings. If no rating is available from a rating agency, then an internally developed rating is used.
(2)The weighted average years to maturity of the credit default swaps is calculated based on weighted average gross notional amounts.
(3)Single name credit default swaps may be referenced to the credit of corporations, foreign governments, or municipals.
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	September 30, 2020		December 31, 2019
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$13,441	$3,306	$9,574	$3,624
OTC-cleared (1)	562	121	606	81
Exchange-traded	8	31	15	11
Total gross estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1)	14,011	3,458	10,195	3,716
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,443)	(2,443)	(2,664)	(2,664)
OTC-cleared	(23)	(23)	(38)	(38)
Exchange-traded	(1)	(1)	(2)	(2)
Cash collateral: (3), (4)
OTC-bilateral	(9,482)	—	(5,317)	—
OTC-cleared	(526)	(4)	(560)	(4)
Exchange-traded	—	(14)	—	(5)
Securities collateral: (5)
OTC-bilateral	(1,466)	(814)	(1,521)	(935)
OTC-cleared	—	(89)	—	(39)
Exchange-traded	—	(16)	—	(4)
Net amount after application of master netting agreements and collateral	$70	$54	$93	$25
__________________
(1)At September 30, 2020 and December 31, 2019, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $129 million and $111 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of $9 million and ($21) million, respectively.
(2)Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.
(3)Cash collateral received by the Company for OTC-bilateral and OTC-cleared derivatives, where the centralized clearinghouse treats variation margin as collateral, is included in cash and cash equivalents, short-term investments or in fixed maturity securities AFS, and the obligation to return it is included in payables for collateral under securities loaned and other transactions on the balance sheet.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)
(4)The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At September 30, 2020 and December 31, 2019, the Company received excess cash collateral of $405 million and $389 million, respectively, and provided excess cash collateral of $259 million and $266 million, respectively, which is not included in the table above due to the foregoing limitation.
(5)Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at September 30, 2020, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At September 30, 2020 and December 31, 2019, the Company received excess securities collateral with an estimated fair value of $218 million and $156 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At September 30, 2020 and December 31, 2019, the Company provided excess securities collateral with an estimated fair value of $156 million and $189 million, respectively, for its OTC-bilateral derivatives, and $2.1 billion and $1.0 billion, respectively, for its OTC-cleared derivatives, and $298 million and $143 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.
The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the collateral amount owed by that counterparty reaches a minimum transfer amount. All of the Company’s netting agreements for derivatives contain provisions that require both the Company and the counterparty to maintain a specific investment grade credit rating from each of Moody’s and S&P. If a party’s credit or financial strength rating, as applicable, were to fall below that specific investment grade credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement and payment based on such party’s reasonable valuation of the derivatives. A small number of these arrangements also include credit-contingent provisions that include a threshold above which collateral must be posted. Such agreements provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the credit ratings of MetLife, Inc. and/or the counterparty. At September 30, 2020, the amount of collateral not provided by the Company due to the existence of these thresholds was $15 million.
The following table presents the estimated fair value of the Company’s OTC-bilateral derivatives that were in a net liability position after considering the effect of netting agreements, together with the estimated fair value and balance sheet location of the collateral pledged.

	September 30, 2020			December 31, 2019
	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$800	$63	$863	$874	$85	$959
Estimated fair value of collateral provided:
Fixed maturity securities AFS	$847	$43	$890	$983	$80	$1,063
__________________
(1)After taking into consideration the existence of netting agreements.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	September 30, 2020	December 31, 2019
		(In millions)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$58	$60
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$1,085	$312
Assumed guaranteed minimum benefits	Policyholder account balances	382	312
Funds withheld on ceded reinsurance	Other liabilities	62	36
Fixed annuities with equity indexed returns	Policyholder account balances	98	130
Other guarantees	Policyholder account balances	29	12
Embedded derivatives within liability host contracts		$1,656	$802
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	September 30, 2020
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$81,102	$9,520	$90,622
Foreign government	—	68,502	109	68,611
Foreign corporate	—	52,771	12,623	65,394
U.S. government and agency	26,915	24,729	—	51,644
RMBS	479	29,426	3,549	33,454
ABS	—	16,226	1,129	17,355
Municipals	—	14,947	11	14,958
CMBS	—	11,037	734	11,771
Total fixed maturity securities AFS	27,394	298,740	27,675	353,809
Equity securities	587	372	152	1,111
Unit-linked and FVO Securities (1)	9,705	1,955	616	12,276
Short-term investments (2)	2,853	513	3	3,369
Residential mortgage loans — FVO	—	—	176	176
Other investments	75	194	486	755
Derivative assets: (3)
Interest rate	1	8,755	763	9,519
Foreign currency exchange rate	1	3,141	40	3,182
Credit	—	168	17	185
Equity market	6	941	49	996
Total derivative assets	8	13,005	869	13,882
Embedded derivatives within asset host contracts (4)	—	—	58	58
Separate account assets (5)	84,181	104,418	1,097	189,696
Total assets (6)	$124,803	$419,197	$31,132	$575,132
Liabilities
Derivative liabilities: (3)
Interest rate	$1	$204	$8	$213
Foreign currency exchange rate	—	2,481	110	2,591
Credit	—	115	1	116
Equity market	30	486	13	529
Total derivative liabilities	31	3,286	132	3,449
Embedded derivatives within liability host contracts (4)	—	—	1,656	1,656
Separate account liabilities (5)	18	10	8	36
Total liabilities	$49	$3,296	$1,796	$5,141

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
__________________
(1)Unit-linked and FVO Securities were primarily comprised of Unit-linked investments at both September 30, 2020 and December 31, 2019.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)
(2)Short-term investments as presented in the tables above differ from the amounts presented on the interim condensed consolidated balance sheets because certain short-term investments are not measured at estimated fair value on a recurring basis.
(3)Derivative assets are presented within other invested assets on the interim condensed consolidated balance sheets and derivative liabilities are presented within other liabilities on the interim condensed consolidated balance sheets. The amounts are presented gross in the tables above to reflect the presentation on the interim condensed consolidated balance sheets, but are presented net for purposes of the rollforward in the Fair Value Measurements Using Significant Unobservable Inputs (Level 3) tables.
(4)Embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables and other invested assets on the interim condensed consolidated balance sheets. Embedded derivatives within liability host contracts are presented within policyholder account balances and other liabilities on the interim condensed consolidated balance sheets.
(5)Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the estimated fair value of separate account assets. Separate account liabilities presented in the tables above represent derivative liabilities.
(6)Total assets included in the fair value hierarchy exclude other limited partnership interests that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. At September 30, 2020 and December 31, 2019, the estimated fair value of such investments was $76 million and $95 million, respectively.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

Instrument	Level 2 Observable Inputs		Level 3 Unobservable Inputs
Fixed maturity securities AFS
U.S. corporate and Foreign corporate securities
	Valuation Approaches: Principally the market and income approaches.		Valuation Approaches: Principally the market approach.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	illiquidity premium
	•	benchmark yields; spreads off benchmark yields; new issuances; issuer ratings	•	delta spread adjustments to reflect specific credit-related issues
	•	trades of identical or comparable securities; duration	•	credit spreads
	•	privately-placed securities are valued using the additional key inputs:	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
• market yield curve; call provisions
		• observable prices and spreads for similar public or private securities that incorporate the credit quality and industry sector of the issuer	•	independent non-binding broker quotations
• delta spread adjustments to reflect specific credit-related issues
Foreign government securities, U.S. government and agency securities and Municipals
	Valuation Approaches: Principally the market approach.		Valuation Approaches: Principally the market approach.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	independent non-binding broker quotations
	•	benchmark U.S. Treasury yield or other yields	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
	•	the spread off the U.S. Treasury yield curve for the identical security
	•	issuer ratings and issuer spreads; broker-dealer quotations	•	credit spreads
	•	comparable securities that are actively traded
Structured Products
	Valuation Approaches: Principally the market and income approaches.		Valuation Approaches: Principally the market and income approaches.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	credit spreads
	•	spreads for actively traded securities; spreads off benchmark yields	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
	•	expected prepayment speeds and volumes
	•	current and forecasted loss severity; ratings; geographic region	•	independent non-binding broker quotations
	•	weighted average coupon and weighted average maturity	•	credit ratings
	•	average delinquency rates; debt-service coverage ratios
	•	credit ratings
	•	issuance-specific information, including, but not limited to:
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
__________________
(1)Estimated fair value equals carrying value, based on the value of the underlying assets, including: mutual fund interests, fixed maturity securities, equity securities, derivatives, hedge funds, other limited partnership interests, short-term investments and cash and cash equivalents. Fixed maturity securities, equity securities, derivatives, short-term investments and cash and cash equivalents are similar in nature to the instruments described under “— Securities, Short-term Investments and Other Investments” and “— Derivatives — Freestanding Derivatives.”

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
__________________
(1)Option-based only.
(2)Extrapolation beyond the observable limits of the curve(s).
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

					September 30, 2020				December 31, 2019				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	1	-	181	113	5	-	145	110	Increase
	•	Market pricing	•	Quoted prices (4)	2	-	117	98	25	-	131	100	Increase
	•	Consensus pricing	•	Offered quotes (4)	67	-	112	101	81	-	109	102	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	143	97	—	-	119	95	Increase (5)
ABS	•	Market pricing	•	Quoted prices (4)	3	-	112	98	3	-	119	98	Increase (5)
	•	Consensus pricing	•	Offered quotes (4)	—	-	—	—	99	-	104	100	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	69	-	163	127	190	-	251		Increase (7)
			•	Repurchase rates (8)	(2)	-	7	3	(6)	-	6		Decrease (7)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	(224)	-	223	(119)	(125)	-	328		Increase (7)
Credit	•	Present value techniques	•	Credit spreads (9)	97	-	100	99	96	-	100		Decrease (7)
	•	Consensus pricing	•	Offered quotes (10)
Equity market	•	Present value techniques or option pricing models	•	Volatility (11)	24%	-	31%	28%	14%	-	23%		Increase (7)
			•	Correlation (12)	10%	-	30%	10%	10%	-	30%
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.17%	0.06%	0%	-	0.18%		Decrease (13)
				Ages 41 - 60	0.03%	-	0.75%	0.30%	0.03%	-	0.80%		Decrease (13)
				Ages 61 - 115	0.12%	-	100%	1.90%	0.13%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%	6.86%	0.25%	-	100%		Decrease (14)
				Durations 11 - 20	0.50%	-	100%	5.18%	0.50%	-	100%		Decrease (14)
				Durations 21 - 116	0.50%	-	100%	5.18%	0.50%	-	100%		Decrease (14)
			•	Utilization rates	0%	-	22%	0.17%	0%	-	22%		Increase (15)
			•	Withdrawal rates	0%	-	20%	3.98%	0%	-	20%		(16)
			•	Long-term equity volatilities	8.47%	-	27%	18.70%	6.01%	-	30%		Increase (17)
			•	Nonperformance risk spread	0.04%	-	1.34%	0.40%	0.03%	-	1.30%		Decrease (18)
__________________
(1)The weighted average for fixed maturity securities AFS and derivatives is determined based on the estimated fair value of the securities. The weighted average for embedded derivatives is determined based on a combination of account values and experience data.
(2)The impact of a decrease in input would have resulted in the opposite impact on estimated fair value. For embedded derivatives, changes to direct and assumed guaranteed minimum benefits are based on liability positions; changes to ceded guaranteed minimum benefits are based on asset positions.
(3)Significant increases (decreases) in expected default rates in isolation would have resulted in substantially lower (higher) valuations.
(4)Range and weighted average are presented in accordance with the market convention for fixed maturity securities AFS of dollars per hundred dollars of par.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)
(5)Changes in the assumptions used for the probability of default would have been accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumptions used for prepayment rates.
(6)Ranges represent the rates across different yield curves and are presented in basis points. The swap yield curves are utilized among different types of derivatives to project cash flows, as well as to discount future cash flows to present value. Since this valuation methodology uses a range of inputs across a yield curve to value the derivative, presenting a range is more representative of the unobservable input used in the valuation.
(7)Changes in estimated fair value are based on long U.S. dollar net asset positions and will be inversely impacted for short U.S. dollar net asset positions.
(8)Ranges represent different repurchase rates utilized as components within the valuation methodology and are presented in basis points.
(9)Represents the risk quoted in basis points of a credit default event on the underlying instrument. Credit derivatives with significant unobservable inputs are primarily comprised of written credit default swaps.
(10)At both September 30, 2020 and December 31, 2019, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.
(11)Ranges represent the underlying equity volatility quoted in percentage points. Since this valuation methodology uses a range of inputs across multiple volatility surfaces to value the derivative, presenting a range is more representative of the unobservable input used in the valuation.
(12)Ranges represent the different correlation factors utilized as components within the valuation methodology. Presenting a range of correlation factors is more representative of the unobservable input used in the valuation. Increases (decreases) in correlation in isolation will increase (decrease) the significance of the change in valuations.
(13)Mortality rates vary by age and by demographic characteristics such as gender. Mortality rate assumptions are based on company experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.
(14)Base lapse rates are adjusted at the contract level based on a comparison of the actuarially calculated guaranteed values and the current policyholder account value, as well as other factors, such as the applicability of any surrender charges. A dynamic lapse function reduces the base lapse rate when the guaranteed amount is greater than the account value as in the money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower in periods when a surrender charge applies. For any given contract, lapse rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.
(15)The utilization rate assumption estimates the percentage of contractholders with a GMIB or lifetime withdrawal benefit who will elect to utilize the benefit upon becoming eligible. The rates may vary by the type of guarantee, the amount by which the guaranteed amount is greater than the account value, the contract’s withdrawal history and by the age of the policyholder. For any given contract, utilization rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.
(16)The withdrawal rate represents the percentage of account balance that any given policyholder will elect to withdraw from the contract each year. The withdrawal rate assumption varies by age and duration of the contract, and also by other factors such as benefit type. For any given contract, withdrawal rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative. For GMWBs, any increase (decrease) in withdrawal rates results in an increase (decrease) in the estimated fair value of the guarantees. For GMABs and GMIBs, any increase (decrease) in withdrawal rates results in a decrease (increase) in the estimated fair value.
(17)Long-term equity volatilities represent equity volatility beyond the period for which observable equity volatilities are available. For any given contract, long-term equity volatility rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.
(18)Nonperformance risk spread varies by duration and by currency. For any given contract, multiple nonperformance risk spreads will apply, depending on the duration of the cash flow being discounted for purposes of valuing the embedded derivative.

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
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Foreign Government	Structured Products	Municipals	Equity Securities	Unit-linked and FVO Securities
	(In millions)
Three Months Ended September 30, 2020
Balance, beginning of period	$20,732	$57	$5,377	$—	$373	$589
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(1)	(1)	23	—	6	35
Total realized/unrealized gains (losses) included in AOCI	673	6	96	1	—	—
Purchases (3)	1,023	12	550	10	—	7
Sales (3)	(529)	—	(305)	—	(69)	(13)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	622	44	39	—	—	—
Transfers out of Level 3 (4)	(377)	(9)	(368)	—	(158)	(2)
Balance, end of period	$22,143	$109	$5,412	$11	$152	$616
Three Months Ended September 30, 2019
Balance, beginning of period	$11,607	$143	$4,155	$7	$457	$494
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(12)	(1)	11	—	1	(2)
Total realized/unrealized gains (losses) included in AOCI	111	(5)	5	1	—	—
Purchases (3)	922	—	525	—	1	74
Sales (3)	(260)	(1)	(179)	—	(22)	(65)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	605	2	—	—	—	—
Transfers out of Level 3 (4)	(79)	(1)	(170)	—	—	(2)
Balance, end of period	$12,894	$137	$4,347	$8	$437	$499
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2020 (5)	$(3)	$(3)	$13	$—	$3	$35
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2019 (5)	$(6)	$(1)	$10	$—	$1	$(6)
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2020 (5)	$665	$3	$95	$1	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans — FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Three Months Ended September 30, 2020
Balance, beginning of period	$7	$175	$491	$798	$(1,925)	$1,056
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(2)	6	(8)	61	408	(3)
Total realized/unrealized gains (losses) included in AOCI	(2)	—	—	(24)	(15)	—
Purchases (3)	1	—	3	—	—	72
Sales (3)	(1)	—	—	—	—	(25)
Issuances (3)	—	—	—	—	—	(2)
Settlements (3)	—	(5)	—	(111)	(66)	—
Transfers into Level 3 (4)	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	13	—	(9)
Balance, end of period	$3	$176	$486	$737	$(1,598)	$1,089
Three Months Ended September 30, 2019
Balance, beginning of period	$123	$262	$232	$105	$(835)	$925
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	2	—	27	(218)	5
Total realized/unrealized gains (losses) included in AOCI	(1)	—	—	216	1	—
Purchases (3)	255	—	91	—	—	107
Sales (3)	(3)	(39)	—	—	—	(88)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	(7)	—	(107)	(72)	(2)
Transfers into Level 3 (4)	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	—
Balance, end of period	$374	$218	$323	$241	$(1,124)	$947
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2020 (5)	$(2)	$6	$(7)	$47	$403	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2019 (5)	$—	$(8)	$—	$(22)	$(219)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2020 (5)	$(1)	$—	$—	$(28)	$(14)	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Foreign Government	Structured Products	Municipals	Equity Securities	Unit-linked and FVO Securities
	(In millions)
Nine Months Ended September 30, 2020
Balance, beginning of period	$14,229	$117	$4,458	$7	$430	$625
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(80)	(1)	30	—	2	8
Total realized/unrealized gains (losses) included in AOCI	371	(1)	(18)	1	—	—
Purchases (3)	3,653	12	2,067	10	9	20
Sales (3)	(911)	(7)	(704)	—	(105)	(99)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	5,416	3	73	—	—	153
Transfers out of Level 3 (4)	(535)	(14)	(494)	(7)	(184)	(91)
Balance, end of period	$22,143	$109	$5,412	$11	$152	$616
Nine Months Ended September 30, 2019
Balance, beginning of period	$10,467	$138	$4,266	$—	$419	$405
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(6)	—	36	—	29	21
Total realized/unrealized gains (losses) included in AOCI	717	(6)	65	1	—	—
Purchases (3)	2,073	4	948	7	49	117
Sales (3)	(618)	(6)	(508)	—	(60)	(41)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	601	12	2	—	—	3
Transfers out of Level 3 (4)	(340)	(5)	(462)	—	—	(6)
Balance, end of period	$12,894	$137	$4,347	$8	$437	$499
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2020 (5)	$(42)	$(2)	$36	$—	$1	$10
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2019 (5)	$(10)	$—	$35	$—	$21	$17
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2020 (5)	$350	$2	$(12)	$1	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans — FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Nine Months Ended September 30, 2020
Balance, beginning of period	$32	$188	$455	$(146)	$(742)	$980
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(6)	10	(11)	163	(643)	(2)
Total realized/unrealized gains (losses) included in AOCI	(1)	—	—	980	(21)	—
Purchases (3)	2	—	42	—	—	204
Sales (3)	(17)	(7)	—	—	—	(95)
Issuances (3)	—	—	—	—	—	(4)
Settlements (3)	—	(15)	—	(253)	(192)	1
Transfers into Level 3 (4)	9	—	—	—	—	10
Transfers out of Level 3 (4)	(16)	—	—	(7)	—	(5)
Balance, end of period	$3	$176	$486	$737	$(1,598)	$1,089
Nine Months Ended September 30, 2019
Balance, beginning of period	$33	$299	$39	$(225)	$(739)	$937
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	8	—	48	(170)	10
Total realized/unrealized gains (losses) included in AOCI	(2)	—	—	439	(7)	—
Purchases (3)	372	—	284	4	—	147
Sales (3)	(31)	(64)	—	—	—	(146)
Issuances (3)	—	—	—	(1)	—	2
Settlements (3)	—	(25)	—	(24)	(208)	(3)
Transfers into Level 3 (4)	2	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	—
Balance, end of period	$374	$218	$323	$241	$(1,124)	$947
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2020 (5)	$(6)	$6	$(7)	$3	$(653)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2019 (5)	$—	$(7)	$—	$27	$(173)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2020 (5)	$(1)	$—	$—	$801	$(20)	$—
__________________
(1)Amortization of premium/accretion of discount is included within net investment income. Impairments charged to net income (loss) on securities are included in net investment gains (losses), while changes in estimated fair value of residential mortgage loans — FVO are included in net investment income. Lapses associated with net embedded derivatives are included in net derivative gains (losses). Substantially all realized/unrealized gains (losses) included in net income (loss) for net derivatives and net embedded derivatives are reported in net derivative gains (losses).
(2)Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.
(3)Items purchased/issued and then sold/settled in the same period are excluded from the rollforward. Fees attributed to embedded derivatives are included in settlements.
(4)Items transferred into and then out of Level 3 in the same period are excluded from the rollforward.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)
(5)Changes in unrealized gains (losses) included in net income (loss) and included in AOCI relate to assets and liabilities still held at the end of the respective periods. Substantially all changes in unrealized gains (losses) included in net income (loss) for net derivatives and net embedded derivatives are reported in net derivative gains (losses).
(6)Comprised of U.S. and foreign corporate securities.
(7)Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.
(8)Embedded derivative assets and liabilities are presented net for purposes of the rollforward.
(9)Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders within separate account liabilities. Therefore, such changes in estimated fair value are not recorded in net income (loss). For the purpose of this disclosure, these changes are presented within net investment gains (losses). Separate account assets and liabilities are presented net for the purposes of the rollforward.
Fair Value Option
The Company elects the FVO for certain residential mortgage loans that are managed on a total return basis. The following table presents information for residential mortgage loans, which are accounted for under the FVO and were initially measured at fair value.

	September 30, 2020	December 31, 2019
	(In millions)
Unpaid principal balance	$185	$209
Difference between estimated fair value and unpaid principal balance	(9)	(21)
Carrying value at estimated fair value	$176	$188
Loans in nonaccrual status	$48	$47
Loans more than 90 days past due	$24	$18
Loans in nonaccrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(15)	$(19)
Nonrecurring Fair Value Measurements
The following table presents information for assets measured at estimated fair value on a nonrecurring basis during the periods and still held at the reporting dates (for example, when there is evidence of impairment). The estimated fair values for these assets were determined using significant unobservable inputs (Level 3).

	September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019
	Carrying Value After Measurement		Gains (Losses)
	(In millions)
Mortgage loans, net (1)	$360	$13	$(43)	$—	$(52)	$—
__________________
(1)Estimated fair values for impaired mortgage loans are based on estimated fair value of the underlying collateral.

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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2020
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$82,705	$—	$—	$86,771	$86,771
Policy loans	$9,580	$—	$326	$11,788	$12,114
Other invested assets	$1,208	$—	$847	$361	$1,208
Premiums, reinsurance and other receivables	$3,368	$—	$774	$2,849	$3,623
Other assets	$297	$—	$115	$177	$292
Liabilities
Policyholder account balances	$123,811	$—	$—	$132,544	$132,544
Long-term debt	$14,424	$—	$17,971	$—	$17,971
Collateral financing arrangement	$924	$—	$—	$744	$744
Junior subordinated debt securities	$3,152	$—	$4,469	$—	$4,469
Other liabilities	$4,899	$—	$3,314	$2,712	$6,026
Separate account liabilities	$111,303	$—	$111,303	$—	$111,303

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
10. Equity
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows:

	September 30, 2020			December 31, 2019
Series	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C	1,500,000	500,000	500,000	1,500,000	1,500,000	1,500,000
5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C mandatorily redeemable shares (1)	—	1,000,000	1,000,000	—	—	—
Subtotal 5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C	1,500,000	1,500,000	1,500,000	1,500,000	1,500,000	1,500,000
Floating Rate Non-Cumulative Preferred Stock, Series A	27,600,000	24,000,000	24,000,000	27,600,000	24,000,000	24,000,000
5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D	500,000	500,000	500,000	500,000	500,000	500,000
5.625% Non-Cumulative Preferred Stock, Series E	32,200	32,200	32,200	32,200	32,200	32,200
4.75% Non-Cumulative Preferred Stock, Series F	40,000	40,000	40,000	—	—	—
3.85% Fixed Rate Reset Non-Cumulative Preferred Stock, Series G	1,000,000	1,000,000	1,000,000	—	—	—
Series A Junior Participating Preferred Stock	10,000,000	—	—	10,000,000	—	—
Not designated	159,327,800	—	—	160,367,800	—	—
Total	200,000,000	27,072,200	27,072,200	200,000,000	26,032,200	26,032,200
__________________
(1)On September 10, 2020, 1,000,000 shares of MetLife, Inc.’s 5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (the “Series C preferred stock”) were irrevocably called for redemption on October 10, 2020. On October 10, 2020, MetLife, Inc. redeemed and canceled the shares.
On September 10, 2020, MetLife, Inc. delivered a notice of partial redemption to the holders of Series C preferred stock pursuant to which it would redeem 1,000,000 of its 1,500,000 shares of Series C preferred stock at a redemption price of $1,000 per share, plus an amount equal to accrued but unpaid dividends on the Series C preferred stock to, but excluding, October 10, 2020, the redemption date. The fair value of 1,000,000 shares of Series C preferred stock in an amount of $1.0 billion was reclassified from equity to a payable included in other liabilities at September 30, 2020. In connection with the redemption, MetLife, Inc. recognized a preferred stock redemption premium of $14 million (calculated as the difference between the carrying value of the Series C preferred stock and the total amount paid by MetLife, Inc. to the holders of the Series C preferred stock in connection with the redemption), which was recorded as a reduction of retained earnings at September 30, 2020. On October 13, 2020, MetLife, Inc. settled in cash $1.0 billion of payables included in other liabilities at September 30, 2020.
On September 10, 2020, MetLife, Inc. issued 1,000,000 shares of 3.85% Fixed Rate Reset Non-Cumulative Preferred Stock, Series G (the “Series G preferred stock”) with a $0.01 par value per share and a liquidation preference of $1,000 per share, for aggregate net proceeds of $989 million. In connection with the offering of the Series G preferred stock, MetLife, Inc. incurred approximately $11 million of issuance costs which have been recorded as a reduction of additional paid-in capital.
MetLife, Inc. will pay dividends on the Series G preferred stock only when, as and if declared by MetLife, Inc.’s Board of Directors (or a duly authorized committee thereof), out of funds legally available for the payment of dividends. Any such

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Equity (continued)
dividends will be payable on a non-cumulative basis from the date of original issue, semi-annually in arrears on the 15th day of March and September of each year, commencing on March 15, 2021.
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
MetLife, Inc. may, at its option, redeem the Series F preferred stock, (i) in whole but not in part at any time prior to March 15, 2025, within 90 days after the occurrence of a “rating agency event,” at a redemption price equal to $25,500 per share of Series F preferred stock (equivalent to $25.50 per Series F Depositary Share), plus an amount equal to any accrued and unpaid dividends per share that have accrued but have not been declared and paid for the then-current dividend period to, but excluding, the redemption date, (ii) in whole but not in part, at any time prior to March 15, 2025, within 90 days after the occurrence of a “regulatory capital event,” and (iii) in whole or in part, at any time or from time to time, on or after March 15, 2025, in the case of (ii) or (iii), at a redemption price equal to $25,000 per share of Series F preferred stock (equivalent to $25 per Series F Depositary Share), plus an amount equal to any dividends per share that have accrued but not been declared and paid for the then-current dividend period to, but excluding, such redemption date. MetLife, Inc. may, at its option, redeem the Series G preferred stock, (a) in whole but not in part, at any time, within 90 days after the conclusion of any review or appeal process instituted by the Company following the occurrence of a rating agency event or, in the absence of any such review or appeal process, from such rating agency event, at a redemption price equal to $1,020 per share of Series G preferred stock, plus an amount equal to any dividends per share that have accrued but not been declared and paid for the then-current dividend period to, but excluding, such redemption date and (b)(i) in whole but not in part, at any time, within 90 days after the occurrence of a regulatory capital event, or (ii) in whole or in part, on any dividend payment date, on or after September 15, 2025, in each case, at a redemption price equal to $1,000 per share of Series G preferred stock, plus an amount equal to any dividends per share that have accrued but not been declared and paid for the then-current dividend period to, but excluding, such redemption date. A “rating agency event” means that any nationally recognized statistical rating organization that then publishes a rating for MetLife, Inc. amends, clarifies or changes the criteria used to assign equity credit to securities like the Series F preferred stock or Series G preferred stock, which results in the lowering of the equity credit assigned to the Series F preferred stock or Series G preferred stock, as applicable, or shortens the length of time that the Series F preferred stock or Series G preferred stock, as applicable, is assigned a particular level of equity credit. A “regulatory capital event” could occur as a result of a change or proposed change in capital adequacy rules (or the interpretation or application thereof) of any capital regulator, including but not limited to the Board of Governors of the Federal Reserve System (“Federal Reserve Board”), the Federal Insurance Office, the National Association of Insurance Commissioners or any state insurance regulator as may then have group-wide oversight of MetLife, Inc.’s regulatory capital, from rules (or the interpretation or application thereof) in effect as of January 15, 2020, in the case of the Series F preferred stock, or September 10, 2020, in the case of the Series G preferred stock, that would create a more than insubstantial risk, as determined by MetLife, Inc., that the Series F preferred stock or the Series G preferred stock, as applicable, would not be treated as “Tier 1 capital” or as capital with attributes similar to those of Tier 1 capital, except that a “regulatory capital event” will not include a change or proposed change (or the interpretation or application thereof) that would result in the adoption of any criteria substantially the same as the criteria in the capital adequacy rules of the Federal Reserve Board applicable to bank holding companies as of January 15, 2020, in the case of the Series F preferred stock, or September 10, 2020, in the case of the Series G preferred stock.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Equity (continued)
The declaration, record and payment dates, as well as per share and aggregate dividend amounts, for MetLife, Inc.’s preferred stock were as follows for the nine months ended September 30, 2020 and 2019:

Declaration Date	Record Date	Payment Date	Preferred Stock Dividend
			Series A		Series C		Series D		Series E		Series F
			Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate
			(In millions, except per share data)
August 17, 2020	August 31, 2020	September 15, 2020	$0.256	$6	$9.940	$15	$29.375	$15	$351.563	$11	$296.875	$12
May 15, 2020	May 29, 2020	June 15, 2020	0.253	6	26.250	39	—	—	351.563	12	494.792	20
March 5, 2020	March 1, 2020	March 16, 2020	0.253	6	—	—	—	—	—	—	—	—
February 18, 2020	February 29, 2020	March 16, 2020	—	—	—	—	29.375	15	351.563	11	—	—
Total			$0.762	$18	$36.190	$54	$58.750	$30	$1,054.689	$34	$791.667	$32

August 15, 2019	September 1, 2019	September 16, 2019	$0.253	$6	$—	$—	$—	$—	$—	$—	$—	$—
August 15, 2019	August 31, 2019	September 16, 2019	—	—	—	—	29.375	15	351.563	11	—	—
May 15, 2019	May 31, 2019	June 17, 2019	0.261	6	26.250	39	—	—	351.563	12	—	—
March 5, 2019	February 28, 2019	March 15, 2019	0.250	6	—	—	—	—	—	—	—	—
February 15, 2019	February 28, 2019	March 15, 2019	—	—	—	—	29.375	15	351.563	11	—	—
Total			$0.764	$18	$26.250	$39	$58.750	$30	$1,054.689	$34	$—	$—
Common Stock
For the nine months ended September 30, 2020 and 2019, MetLife, Inc. repurchased 12,806,464 shares and 44,035,255 shares of its common stock, respectively, through open market purchases for $580 million and $2.0 billion, respectively.
MetLife, Inc. announced that its Board of Directors authorized common stock repurchases as follows:

		Authorization Remaining at
Announcement Date	Authorization Amount	September 30, 2020
	(In millions)
July 31, 2019	$2,000	$405
November 1, 2018	$2,000	$—
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Equity (continued)
The declaration, record and payment dates, as well as per share and aggregate dividend amounts, for MetLife, Inc.’s common stock were as follows for the nine months ended September 30, 2020 and 2019:

Declaration Date	Record Date	Payment Date	Common Stock Dividend
			Per Share	Aggregate
			(In millions, except per share data)
July 8, 2020	August 4, 2020	September 14, 2020	$0.460	$419
April 28, 2020	May 8, 2020	June 12, 2020	0.460	419
January 7, 2020	February 4, 2020	March 13, 2020	0.440	404
			$1.360	$1,242

July 8, 2019	August 6, 2019	September 13, 2019	$0.440	$413
April 23, 2019	May 7, 2019	June 13, 2019	0.440	419
January 7, 2019	February 5, 2019	March 13, 2019	0.420	405
			$1.300	$1,237
See Note 16 for information on a common stock dividend declared subsequent to September 30, 2020.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Equity (continued)
Dividend Restrictions
Insurance Operations
For the nine months ended September 30, 2020, Metropolitan Property and Casualty Insurance Company paid a dividend of $250 million to MetLife, Inc., for which regulatory approval was obtained as required.
See Note 16 of the Notes to Consolidated Financial Statements included in the 2019 Annual Report for additional information on dividend restrictions.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Equity (continued)
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to MetLife, Inc. was as follows:

	Three Months Ended September 30, 2020
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$21,759	$4,154	$(5,382)	$(1,968)	$18,563
OCI before reclassifications	(2,212)	(846)	507	(3)	(2,554)
Deferred income tax benefit (expense)	190	207	(4)	1	394
AOCI before reclassifications, net of income tax	19,737	3,515	(4,879)	(1,970)	16,403
Amounts reclassified from AOCI	(64)	(457)	—	21	(500)
Deferred income tax benefit (expense)	41	97	—	(5)	133
Amounts reclassified from AOCI, net of income tax	(23)	(360)	—	16	(367)
Balance, end of period	$19,714	$3,155	$(4,879)	$(1,954)	$16,036

	Three Months Ended September 30, 2019
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$16,340	$2,041	$(4,766)	$(1,984)	$11,631
OCI before reclassifications	4,064	658	(404)	—	4,318
Deferred income tax benefit (expense)	(829)	(140)	(2)	—	(971)
AOCI before reclassifications, net of income tax	19,575	2,559	(5,172)	(1,984)	14,978
Amounts reclassified from AOCI	(84)	337	—	29	282
Deferred income tax benefit (expense)	18	(75)	—	(6)	(63)
Amounts reclassified from AOCI, net of income tax	(66)	262	—	23	219
Balance, end of period	$19,509	$2,821	$(5,172)	$(1,961)	$15,197

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Equity (continued)

	Nine Months Ended September 30, 2020
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$18,283	$1,698	$(4,927)	$(2,002)	$13,052
OCI before reclassifications	2,674	2,202	76	(3)	4,949
Deferred income tax benefit (expense)	(785)	(461)	(28)	1	(1,273)
AOCI before reclassifications, net of income tax	20,172	3,439	(4,879)	(2,004)	16,728
Amounts reclassified from AOCI	(297)	(359)	—	64	(592)
Deferred income tax benefit (expense)	87	75	—	(14)	148
Amounts reclassified from AOCI, net of income tax	(210)	(284)	—	50	(444)
Sale of subsidiary, net of income tax (2)	(248)	—	—	—	(248)
Balance, end of period	$19,714	$3,155	$(4,879)	$(1,954)	$16,036

	Nine Months Ended September 30, 2019
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$7,042	$1,613	$(4,905)	$(2,028)	$1,722
OCI before reclassifications	16,263	1,305	(266)	(2)	17,300
Deferred income tax benefit (expense)	(3,634)	(287)	(1)	—	(3,922)
AOCI before reclassifications, net of income tax	19,671	2,631	(5,172)	(2,030)	15,100
Amounts reclassified from AOCI	(213)	221	—	88	96
Deferred income tax benefit (expense)	48	(49)	—	(19)	(20)
Amounts reclassified from AOCI, net of income tax	(165)	172	—	69	76
Cumulative effects of changes in accounting principles	4	22	—	—	26
Deferred income tax benefit (expense), cumulative effects of changes in accounting principles	(1)	(4)	—	—	(5)
Cumulative effects of changes in accounting principles, net of income tax (3)	3	18	—	—	21
Balance, end of period	$19,509	$2,821	$(5,172)	$(1,961)	$15,197
__________________
(1)See Note 6 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI, and the policyholder dividend obligation.
(2)See Note 3.
(3)See Note 1 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report for further information on adoption of new accounting pronouncements.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$65	$84	$320	$200	Net investment gains (losses)
Net unrealized investment gains (losses)	(8)	(12)	(18)	(15)	Net investment income
Net unrealized investment gains (losses)	7	12	(5)	28	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	64	84	297	213
Income tax (expense) benefit	(41)	(18)	(87)	(48)
Net unrealized investment gains (losses), net of income tax	23	66	210	165
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	9	5	24	16	Net investment income
Interest rate derivatives	10	1	58	(1)	Net investment gains (losses)
Interest rate derivatives	1	1	2	2	Other expenses
Foreign currency exchange rate derivatives	2	—	3	(3)	Net investment income
Foreign currency exchange rate derivatives	435	(344)	271	(236)	Net investment gains (losses)
Foreign currency exchange rate derivatives	—	—	1	1	Other expenses
Gains (losses) on cash flow hedges, before income tax	457	(337)	359	(221)
Income tax (expense) benefit	(97)	75	(75)	49
Gains (losses) on cash flow hedges, net of income tax	360	(262)	284	(172)
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(26)	(36)	(78)	(108)
Amortization of prior service (costs) credit	5	7	14	20
Amortization of defined benefit plan items, before income tax	(21)	(29)	(64)	(88)
Income tax (expense) benefit	5	6	14	19
Amortization of defined benefit plan items, net of income tax	(16)	(23)	(50)	(69)
Total reclassifications, net of income tax	$367	$(219)	$444	$(76)
__________________
(1)These AOCI components are included in the computation of net periodic benefit costs. See Note 12.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Prepaid legal plans	$100	$87	$300	$259
Fee-based investment management	82	67	232	213
Recordkeeping and administrative services (1)	50	52	145	154
Administrative services-only contracts	54	53	164	159
Other revenue from service contracts from customers	45	54	159	189
Total revenues from service contracts from customers	331	313	1,000	974
Other	124	106	350	417
Total other revenues	$455	$419	$1,350	$1,391
__________________
(1)Related to products and businesses no longer actively marketed by the Company.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Employee-related costs (1)	$866	$876	$2,577	$2,714
Third party staffing costs	309	425	968	1,214
General and administrative expenses	172	273	553	733
Pension, postretirement and postemployment benefit costs	37	57	113	170
Premium taxes, other taxes, and licenses & fees	194	164	563	508
Commissions and other variable expenses	1,376	1,514	4,099	4,433
Capitalization of DAC	(764)	(882)	(2,209)	(2,531)
Amortization of DAC and VOBA	1,066	797	2,414	2,110
Amortization of negative VOBA	(15)	(4)	(35)	(24)
Interest expense on debt	229	223	683	731
Total other expenses	$3,470	$3,443	$9,726	$10,058
__________________
(1)Includes ($44) million and ($84) million for the three months and nine months ended September 30, 2020, respectively, and ($59) million and ($176) million for the three months and nine months ended September 30, 2019, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.

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
In December 2019, the Company incurred the remaining restructuring charges related to its unit cost improvement program. During this program period, restructuring charges were included in other expenses and reported in Corporate & Other. Such restructuring charges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	Severance
	(In millions)
Balance, beginning of period	$18	$20	$57	$23
Restructuring charges	—	40	—	61
Cash payments	(8)	(13)	(47)	(37)
Balance, end of period	$10	$47	$10	$47
Total severance charges incurred since inception of initiative	$244	$197	$244	$197
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
The components of net periodic benefit costs, reported in other expenses, were as follows:

	Three Months Ended September 30,
	2020		2019
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$62	$2	$59	$2
Interest costs	89	10	104	13
Expected return on plan assets	(132)	(15)	(122)	(16)
Amortization of net actuarial (gains) losses	45	(19)	49	(13)
Amortization of prior service costs (credit)	(4)	(1)	(4)	(3)
Net periodic benefit costs (credit)	$60	$(23)	$86	$(17)

	Nine Months Ended September 30,
	2020		2019
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$185	$4	$174	$4
Interest costs	267	31	312	39
Expected return on plan assets	(396)	(46)	(367)	(50)
Amortization of net actuarial (gains) losses	134	(56)	145	(37)
Amortization of prior service costs (credit)	(12)	(2)	(12)	(8)
Net periodic benefit costs (credit)	$178	$(69)	$252	$(52)
13. Income Tax
For the three months and nine months ended September 30, 2020, the effective tax rate on income (loss) before provision for income tax was 23% and 22%, respectively. The Company’s effective tax rate for the three months ended September 30, 2020 differed from the U.S. statutory rate primarily due to tax charges from the sale of MetLife Seguros de Retiro and foreign earnings taxed at different rates than the U.S. statutory rate, partially offset by tax benefits related to non-taxable investment income and tax credits. The Company’s effective tax rate for the nine months ended September 30, 2020 differed from the U.S. statutory rate primarily due to tax charges from foreign earnings taxed at different rates than the U.S. statutory rate and the sale of MetLife Seguros de Retiro, partially offset by tax benefits related to non-taxable investment income, tax credits and the finalization of bankruptcy proceedings for a leveraged lease investment.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
14. Earnings Per Common Share
The following table presents the weighted average shares, basic earnings per common share and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions, except per share data)
Weighted Average Shares:
Weighted average common stock outstanding - basic	908.7	929.6	910.5	944.0
Incremental common shares from assumed exercise or issuance of stock-based awards	5.0	6.8	5.1	6.8
Weighted average common stock outstanding - diluted	913.7	936.4	915.6	950.8
Net Income (Loss):
Net income (loss)	$709	$2,190	$5,260	$5,321
Less: Net income (loss) attributable to noncontrolling interests	3	6	11	15
Less: Preferred stock dividends	59	32	168	121
Preferred stock redemption premium	$14	$—	$14	$—
Net income (loss) available to MetLife, Inc.’s common shareholders	$633	$2,152	$5,067	$5,185
Basic	$0.70	$2.31	$5.57	$5.49
Diluted	$0.69	$2.30	$5.53	$5.45
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
15. Contingencies, Commitments and Guarantees (continued)
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. In certain circumstances where liabilities have been established there may be coverage under one or more corporate insurance policies, pursuant to which there may be an insurance recovery. Insurance recoveries are recognized as gains when any contingencies relating to the insurance claim have been resolved, which is the earlier of when the gains are realized or realizable. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at September 30, 2020. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of September 30, 2020, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $175 million.
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
As reported in the 2019 Annual Report, MLIC received approximately 3,187 asbestos-related claims in 2019. For the nine months ended September 30, 2020 and 2019, MLIC received approximately 1,768 and 2,493 new asbestos-related claims, respectively. See Note 21 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report for historical information concerning asbestos claims and MLIC’s update in its recorded liability at December 31, 2019. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through September 30, 2020.

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
Atkins et. al. v. MetLife, Inc., et. al. (D.Nev., filed November 18, 2019)
Plaintiffs filed this putative class action on behalf of all persons due benefits under group annuity contracts but who did not receive the entire amount to which they were entitled. Plaintiffs assert claims for breach of contract, breach of fiduciary duty, breach of implied covenant of good faith and fair dealing, unjust enrichment, and conversion based on allegations that the defendants failed to timely pay annuity benefits to certain group annuitants. Plaintiffs seek declaratory and injunctive relief, as well as unspecified compensatory and punitive damages, and other relief. On October 19, 2020, the court granted the parties’ stipulation to voluntarily dismiss the action without prejudice.
Derivative Actions and Demands
Shareholders, seeking to sue derivatively on behalf of MetLife, Inc., commenced three separate actions against certain current and former members of the MetLife, Inc. Board of Directors and/or certain current and former officers of MetLife, Inc., alleging that, among other things, they breached their fiduciary and other duties to the Company. In Kates v. Kandarian, et al. (E.D.N.Y., filed January 18, 2019, transferred to D. Del. July 8, 2019) and Felt, et al. v. Grise, et al. (D. Del., filed April 29, 2019), plaintiffs allege that the defendants disseminated or approved public statements that failed to disclose that MetLife’s practices and procedures for estimating reserves for certain group annuity benefits were inadequate and that MetLife had inadequate internal control over financial reporting. In Lifschitz v. Kandarian, et al. (Del. Ch., filed June 19, 2019), plaintiff alleges that the MetLife, Inc. Board of Directors knew or should have known that MetLife’s practices and procedures for estimating reserves for certain group annuity benefits were inadequate. Felt and Lifschitz have been consolidated in the Court of Chancery in Delaware under the caption In re: MetLife, Inc. Derivative Litigation. In all of these actions, plaintiffs allege that because of the defendants’ breaches of duty, MetLife, Inc. has incurred damage to its reputation and has suffered other unspecified damages. On August 17, 2020, the court dismissed the complaint in In re: MetLife, Inc. Derivative Litigation, and on September 8, 2020, the court dismissed the complaint in Kates. Plaintiffs in In re: MetLife, Inc. Derivative Litigation have filed an appeal with the Supreme Court of the State of Delaware, and on October 8, 2020, plaintiffs in Kates filed a third amended complaint with the district court.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $3.3 billion and $4.1 billion at September 30, 2020 and December 31, 2019, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $8.5 billion and $8.1 billion at September 30, 2020 and December 31, 2019, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $329 million, with a cumulative maximum of $540 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $20 million and $6 million at September 30, 2020 and December 31, 2019, respectively, for indemnities, guarantees and commitments.
16. Subsequent Events
Preferred Stock
See Note 10 for information related to Series C preferred stock.
Common Stock Dividend
On October 20, 2020, the MetLife, Inc. Board of Directors declared a fourth quarter 2020 common stock dividend of $0.46 per share payable on December 14, 2020 to shareholders of record as of November 3, 2020. The Company estimates that the aggregate dividend payment will be $415 million.

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
Current Period Highlights
During the three months ended September 30, 2020, overall adjusted premiums, fees and other revenues, net of foreign currency fluctuations, declined compared to the third quarter of 2019 in many of our segments, and most significantly in our U.S. segment. Positive net flows drove an increase in our investment portfolio; however, investment yields declined. Expenses, including interest credited expenses, also declined. Underwriting experience was favorable compared to the prior period and included both positive and negative impacts of the COVID-19 Pandemic and related restrictions. In addition, results in both periods included a charge due to the impact of our annual actuarial assumption review. A significant unfavorable change in net derivative gains (losses) was primarily the result of increases in interest rates.

The following represents segment level results and percentage contributions to total segment level adjusted earnings available to common shareholders for the three months ended September 30, 2020:
__________________
(1)Excludes Corporate & Other adjusted loss available to common shareholders of $131 million.
(2)Consistent with GAAP guidance for segment reporting, adjusted earnings is our GAAP measure of segment performance. For additional information, see Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.

Three Months Ended September 30, 2020 Compared with the Three Months Ended September 30, 2019

Consolidated Results - Highlights
Net income (loss) available to MetLife, Inc.’s common shareholders down $1.5 billion:

• Unfavorable change in net derivative gains (losses) of $1.8 billion ($1.4 billion, net of income tax) (2)

• Unfavorable impact from annual actuarial assumption reviews in both periods of $177 million ($139 million, net of income tax) (3)

• Adjusted earnings available to common shareholders up $388 million

(1) See “— Results of Operations — Consolidated Results” and “— Non-GAAP and Other Financial Disclosures” for reconciliations and definitions of non-GAAP financial measures.
(2) Includes amounts relating to investment hedge adjustments, which are also included in adjusted earnings available to common shareholders. See “— Investments — Investment Portfolio Results” for additional information.
(3) Includes amounts recognized in net derivative gains (losses) and adjusted earnings available to common shareholders. See “— Results of Operations — Consolidated Results — Three Months Ended September 30, 2020 Compared with the Three Months Ended September 30, 2019 — Actuarial Assumption Review and Certain Other Insurance Adjustments” for additional information.
Consolidated Results - Adjusted Earnings Highlights
Adjusted earnings available to common shareholders up $388 million:
•
The primary drivers of the increase in adjusted earnings were a decrease in expenses, including interest credited expenses, and higher net investment income due to a larger asset base, partially offset by the impact of our actuarial assumption review and lower investment yields.

• Our results for the current period included the unfavorable impact from our annual actuarial assumption review of $203 million, net of income tax.
• Our results for the prior period included the following:
• unfavorable impact from our annual actuarial assumption review of $143 million, net of income tax;
•
a $17 million, net of income tax, charge due to an increase in our incurred but not reported (“IBNR”) long-term care reserves, reflecting enhancements to our methodology related to potential claims; and

• expenses associated with our previously announced unit cost initiative of $88 million, net of income tax.
For a more in-depth discussion of our consolidated results, see “— Results of Operations — Consolidated Results,” “— Results of Operations — Consolidated Results — Adjusted Earnings” and “— Results of Operations — Segment Results and Corporate & Other.”

Nine Months Ended September 30, 2020 Compared with the Nine Months Ended September 30, 2019

Consolidated Results - Highlights
Net income (loss) available to MetLife, Inc.’s common shareholders down $118 million:

• Unfavorable change in net investment gains (losses) of $314 million ($248 million, net of income tax)

• Unfavorable impact from annual actuarial assumption reviews in both periods of $177 million ($139 million, net of income tax) (2)

• Favorable change in net derivative gains (losses) of $817 million ($645 million, net of income tax) (3)

• Adjusted earnings available to common shareholders down $148 million

(1) See “— Results of Operations — Consolidated Results” and “— Non-GAAP and Other Financial Disclosures” for reconciliations and definitions of non-GAAP financial measures.
(2) Includes amounts recognized in net derivative gains (losses) and adjusted earnings available to common shareholders. See “— Results of Operations — Consolidated Results — Three Months Ended September 30, 2020 Compared with the Three Months Ended September 30, 2019 — Actuarial Assumption Review and Certain Other Insurance Adjustments” for additional information.
(3) Includes amounts relating to investment hedge adjustments, which are also included in adjusted earnings available to common shareholders. See “— Investments — Investment Portfolio Results” for additional information.
Consolidated Results - Adjusted Earnings Highlights
Adjusted earnings available to common shareholders down $148 million:
•
The primary driver of the decrease in adjusted earnings was lower investment yields. In addition, adjusted earnings were lower as a result of changes in foreign currency exchange rates and the impact of our actuarial assumption review. These declines were partially offset by higher net investment income due to a larger asset base, and a decrease in expenses, including interest credited expenses.

• Our results for the current period included the unfavorable impact from our annual actuarial assumption review of $203 million, net of income tax.
• Our results for the prior period included the following:
• unfavorable impact from our annual actuarial assumption review of $143 million, net of income tax;
• a $17 million, net of income tax, charge due to an increase in our IBNR long-term care reserves, reflecting enhancements to our methodology related to potential claims; and
• expenses associated with our previously announced unit cost initiative of $213 million, net of income tax.
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
We continue to closely monitor developments relating to the COVID-19 Pandemic and assess its impact on our business. The COVID-19 Pandemic continues to impact the global economy and financial markets and has caused volatility in the global equity, credit and real estate markets. Governments and businesses have taken numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, social distancing, shelter in place or total lock down orders, and business limitations and shutdowns. Some governments and businesses have begun to ease some restrictions. Others have reinstated restrictions they previously lifted. Nevertheless, these measures have disrupted and will continue to disrupt business activity and have resulted in an economic slowdown and volatility in the financial markets, to which governments and central banks around the world have responded with unprecedented fiscal and monetary policies. See “— Industry Trends — Financial and Economic Environment.”
In addition, a prolonged low, zero, or negative interest rate environment remains possible. The economic projections of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) suggest that the current low interest rate environment will continue until 2023, and potentially longer. We believe that our investment portfolio is highly diversified and well positioned to withstand economic downturns; however, we expect that the market-related effects of the COVID-19 Pandemic, as well as the sustained low interest rate environment, will continue to have an impact across our investment portfolio. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment” included in the 2019 Annual Report for discussion of the mitigating actions the Company has taken to reduce interest rate sensitivity as market interest rates are a key driver of our results.
Events related to the COVID-19 Pandemic may continue to adversely affect our business operations, investment portfolio, derivatives, financial results or financial condition. See “Risk Factors — Pandemic Risks — The Course of the Novel Coronavirus (COVID-19) Pandemic, and Responses to It, Are Uncertain and Difficult to Predict, But Have Adversely Affected and May Continue to Adversely Affect Our Business, Results of Operations, and Financial Condition.” We have implemented risk management and business continuity plans and taken preventive measures and other precautions, such as employee business travel restrictions and remote work arrangements which, to date, have enabled us to maintain our critical business processes, customer service levels, relationships with key vendors, financial reporting systems, internal controls over financial reporting and disclosure controls and procedures.
We granted and continue to grant certain accommodations to our customers, borrowers and lessees, including (i) waiving exclusions, such as deferred rate increases, extending premium grace periods, waiving late payment fees, and relaxing claim documentation requirements, (ii) credits on auto and insured dental premiums, (iii) payment deferrals and other loan modifications on certain commercial, agricultural and residential mortgage loans, and (iv) certain operating and direct financing lease concessions. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for further information regarding COVID-19 Pandemic-related mortgage loan and lease concessions.
During the nine months ended September 30, 2020, MetLife, Inc. proactively raised $3.0 billion from the capital markets ($2.0 billion of preferred stock and $1.0 billion of senior debt), providing us with additional capital flexibility in dealing with cash flow volatility related to the current environment, as well as demonstrating our ongoing access to capital markets. As of September 30, 2020, we had $7.8 billion of cash and liquid assets at the holding companies which is above the high end of our $3.0 billion to $4.0 billion holding company cash target. See Notes 9 and 10 of the Notes to the Interim Condensed Consolidated Financial Statements.
In the fourth quarter of 2020, we expect to close the pending acquisition of Versant Health, Inc. (“Versant Health”) for approximately $1.675 billion in an all cash transaction. In addition, we announced in September 2020 the expected repurchase of common stock remaining under MetLife, Inc.’s common stock repurchase authorization by the end of 2020. Further, in October 2020, we redeemed $1.0 billion of preferred stock. We still expect that, after all of these events, we will be above the high end of our holding company cash target. See Notes 3 and 10 of the Notes to the Interim Condensed Consolidated Financial Statements.

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
As noted in our 2019 Annual Report, we expected (i) the average annual ratio of free cash flow to adjusted earnings over the two-year period of 2020 and 2021 to be 65% to 75%, assuming interest rates follow the observable forward yield curves as of December 31, 2019, including a 10-year U.S. Treasury rate between 1.5% and 4.5%, and (ii) to generate approximately $20.0 billion of free cash flow over the next five years. Equity market prices have increased during the second and third quarters of 2020, but continue to remain volatile while interest rates remain low. As a result, our ability to meet these targets could be challenged.
Assuming (i) interest rates follow the observable forward yield curves as of September 30, 2020, including a 10-year U.S. Treasury rate of 0.68% at September 30, 2020, and 0.74% at December 31, 2020, and (ii) a mid-single digit S&P Global Ratings (“S&P”) 500 equity index increase for the full year 2020, we expect the average annual ratio of free cash flow to adjusted earnings over the two-year period of 2019 and 2020 to be 65% to 75%. If, however, over the two-year period of 2020 and 2021, credit spreads and equity markets revert back to the March 31, 2020 levels, our average annual ratio of free cash flow to adjusted earnings could be 40% to 60% reflecting the impact of regulatory cash flow testing on our New York domiciled insurance entity, Metropolitan Life Insurance Company (“MLIC”), and the related impact of the COVID-19 Pandemic on investment credit losses.
We continue to target an adjusted return on equity, excluding accumulated other comprehensive income (“AOCI”) other than foreign currency translation adjustments (“FCTA”) of 12% to 14% over the near-term under non-recessionary market conditions. However, with (i) recent macroeconomic changes and equity market volatility, (ii) actual private equity returns of negative 8% in the second quarter of 2020 and positive 7% in the third quarter of 2020, and (iii) assuming (a) interest rates follow the observable forward yield curves as of September 30, 2020, including our updated assumptions for the 10-year U.S. Treasury rates noted above, (b) a mid-single digit S&P 500 equity index increase for the full year 2020, and (c) positive low to mid-single digit private equity returns in the fourth quarter of 2020, we expect to be below the low end of the target range. This target range also included the completion of restructuring charges related to our unit cost improvement program which, as we noted in our 2019 Annual Report, is expected to result in an approximately $900 million of pre-tax expense margin expansion in 2020, or approximately a 12.3% direct expense ratio, excluding total notable items related to direct expenses and pension risk transfers, in 2020. We remain committed to achieving this direct expense ratio in 2020 while creating additional capacity to fund over $1.0 billion in incremental technology and innovative investments to accelerate our growth over the next five years and to manage expense margins and protect profit margins in more challenging environments.
Furthermore, we remain fully committed to our Next Horizon Strategy, which was introduced at our December 2019 Investor Day.
Our outlook relies on the accuracy of our assumptions about future economic and business conditions, which can be affected by known and unknown risks and other uncertainties, such as those posed by the COVID-19 Pandemic. Due to the evolving and highly uncertain nature of the COVID-19 Pandemic, we are continually reviewing our assumptions, implementing plans, and taking precautions. As we obtain more information regarding the effects of the COVID-19 Pandemic, the effect and efficacy of efforts taken to respond to it, and the impact of these events on our business operations, investment portfolio, derivatives, financial results and financial condition, we may revise our outlook. Additional guidance from the U.S. Treasury, the U.S. Securities and Exchange Commission (the “SEC”) or the Financial Accounting Standards Board (“FASB”) may also require us to revise our outlook in future periods.
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
Governments and central banks around the world are responding to the COVID-19 Pandemic with unprecedented fiscal and monetary policies, which are expected to have significant and ongoing effects on financial markets and the global economy. In the United States, the Federal Reserve Board, which had been previously tightening monetary policy by raising the federal funds rate and shrinking the balance sheet, now has taken a number of actions to lower rates and has implemented additional stimulus measures, including a near zero policy rate, quantitative easing, and the easing of bank lending regulations. Additionally, the Federal Reserve Board has initiated a number of financing facilities, credit purchase programs, and reinstituted quantitative easing of U.S. Treasury securities and mortgages. The European Central Bank has significantly increased the size of its asset purchase program, reduced constraints on what and how much it can purchase, and launched new funding facilities for euro area banks, while the Bank of England significantly lowered interest rates and relaunched quantitative easing. Additionally, a number of European countries, including the United Kingdom (“U.K.”), have implemented fiscal stimulus programs, as well as the provision of guarantees and loans for private sector companies. Subject to ratification by the European Parliament, the European Union (“EU”) approved a stimulus package comprised of grants and low interest financing to member states. In Japan, the Bank of Japan has accelerated its purchases of interests in index-linked securities and real estate investments, increased the annual limit on purchases of commercial paper and bonds, and introduced new measures to facilitate corporate financing, including a new lending program for businesses impacted by the COVID-19 Pandemic. In addition, the Japanese government approved additional stimulus measures, including provisions for cash payouts to individuals and business owners, tax reform, and zero-interest loans. We cannot predict with certainty the actions that will be taken, effect of these actions or the impact on our business operations, investment portfolio, financial results, or financial condition. See “— Investments — Current Environment.”

Impact of a Sustained Low Interest Rate Environment
Market interest rates are a key driver of our results. Sustained periods of low U.S. interest rates, may cause us to:
•Reduce the difference between interest credited to policyholders and interest earned on supporting assets (“gross margin”);
•Reinvest investment proceeds in lower yielding assets and experience higher frequency prepayment or redemption of assets in our portfolio;
•Increase our reserves or trigger loss recognition events related to policy liabilities, accelerate amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”), and potentially impair intangible assets;
•Reduce interest expense, change pension and other post-retirement benefit calculations, and change derivative cash flows and market values;
•Change our product offerings, design features, crediting rates and sales mix; and
•Experience changing policyholder behavior, including surrender or withdrawal activity.

For additional discussion on gross margin and interest rate assumptions, as well as the potential impact of low interest rates, see “Risk Factors — Pandemic Risks — The Course of the Novel Coronavirus (COVID-19) Pandemic, and Responses to It, Are Uncertain and Difficult to Predict, But Have Adversely Affected and May Continue to Adversely Affect Our Business, Results of Operations, and Financial Condition” and “— Results of Operations — Consolidated Results — Three Months Ended September 30, 2020 Compared with the Three Months Ended September 30, 2019 — Actuarial Assumption Review and Certain Other Insurance Adjustments.” See also “Risk Factors — Economic Environment and Capital Markets Risks — Difficult Economic Conditions May Harm Our Businesses, Results of Operations or Financial Condition — Interest Rate Risk;” “Risk Factors — Business Risks — We May Be Required to Accelerate the Amortization of or Impair DAC, DSI or VOBA;” “Risk Factors — Business Risks — We May Be Required to Recognize an Impairment of Our Goodwill or Other Long-Lived Assets or to Establish a Valuation Allowance Against Our Deferred Income Tax Assets;” and “Risk Factors — Business Risks — Guarantees Within Certain Products May Decrease Our Earnings, Increase the Volatility of Our Results, Result in Higher Risk Management Costs and Expose Us to Increased Counterparty Risk” included in the 2019 Annual Report.
We consider interest rate projections in formulating economic assumptions for valuation of our insurance contracts. During the third quarter of 2020, as part of our annual actuarial assumption review, we lowered our projected 10-year Treasury rate to 2.75% through 2032. There are no changes to our Low Interest Rate Scenario as disclosed in the 2019 Annual Report, including the hypothetical impacts through 2022 discussed therein. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment — Low Interest Rate Scenario” included in the 2019 Annual Report for further information.

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
COVID-19 Pandemic-Related Regulatory Actions
In March 2020, many U.S. state governors and insurance regulators began issuing regulations, bulletins, directives and guidance in connection with the COVID-19 Pandemic, many of which have since expired. These encourage, request or direct health, life, and property and casualty insurance companies to waive cost-sharing for coronavirus COVID-19 testing, cover telehealth services, provide extended grace periods for premium payments, forbear on the cancellation or non-renewal of policies due to non-payment of premium, expand coverage for state-mandated disability and family leave benefits to address COVID-19-related events, and provide other policyholder accommodations. For example, New York State Department of Financial Services (“NYDFS”) Emergency Insurance Regulation 216 required life insurance- or annuity- authorized insurers to extend premium and fee payment grace periods to 90 days for policyholders who demonstrated COVID-19 Pandemic-related financial hardship. The emergency regulation was initially in effect between March 30, 2020 and June 28, 2020 and was later extended to July 6, 2020. New York licensed insurers also could not impose any late fees on or report such a policyholder to a credit reporting or debt collection agency for failure to timely pay any life or annuity premiums and needed to allow the policyholder to pay the premium over a 12-month period. An insurer was required to accept a policyholder’s written attestation as proof of financial hardship as a result of the COVID-19 Pandemic. The National Association of Insurance Commissioners (“NAIC”) issued guidance on risk-based capital (“RBC”) addressing debt restructuring due to COVID-19, where the counterparty might seek concessions. An insurer need not reclassify the RBC category of some loans or other assets on which it has granted a concession. This may avoid a higher capital charge for the asset. The NAIC extended this guidance to December 31, 2020 financial statements in further support of the use of prudent loan modifications to mitigate the impact of the COVID-19 Pandemic.

In addition, several non-U.S. insurance regulators began issuing statements urging insurance companies to preserve funds during the COVID-19 Pandemic. For example, the European Insurance and Occupational Pensions Authority has suggested insurance companies temporarily suspend discretionary dividends during the COVID-19 Pandemic. Similarly, the Mexican insurance regulator, the Comisión Nacional de Seguros y Fianzas, recommended limiting dividends for fiscal years 2019 and 2020. MetLife Mexico has reminded its regulator that it has historically exceeded regulatory capital minimums and expects to pay dividends as appropriate to its circumstances.
Other regulators have delayed, or considered delaying, implementing a variety of changes. For example, the Basel Committee on Banking Supervision and the International Organization of Securities Commissions recommended postponement of new initial margin rules for non-centrally cleared derivatives, depending upon the counterparty's average notional outstanding amounts. Global regulators including the Federal Reserve, U.S. Commodity Futures Trading Commission, and European Securities and Markets Authority postponed applicable initial margin requirements for non-cleared swaps until September 2021.
Some governmental decision-makers are not able to take action on certain regulatory priorities as a result of the COVID-19 Pandemic. For example, see the discussion on pending pension reform legislation in Chile under the caption “— ERISA, Fiduciary Considerations, and Other Pension and Retirement Regulation.”
In March 2020, the U.S. federal government established paid sick leave and expanded other leave laws to cover certain COVID-19 Pandemic related events. The Families First Coronavirus Response Act will expire at year-end 2020. The U.S. Congress may extend the act or pass other leave laws which may further affect MetLife’s leave administration services.
On March 27, 2020, President Trump signed into law the $2 trillion Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to provide economic assistance in response to the COVID-19 Pandemic. Among other things, the CARES Act added certain tax-favored withdrawals and increased loan withdrawal limitations from eligible retirement plans, and temporarily waived required minimum distribution rules for qualified retirement plan participants and Individual Retirement Accounts (“IRA”) owners. In response to the adverse economic impact of the COVID-19 Pandemic, the Company granted concessions to certain of its commercial, agricultural and residential mortgage loan borrowers, including payment deferrals and other loan modifications.
The Company has made accounting elections under the CARES Act and other recently issued guidance regarding loan and lease concessions. See “Investments — Mortgage Loans — Mortgage Loan Concessions” and “Investments — Leases — Lease Concessions” in Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements.
See “Risk Factors” in the 2019 Annual Report, as amended or supplemented under the caption “Risk Factors — Pandemic Risks — The Course of the Novel Coronavirus (COVID-19) Pandemic, and Responses to It, Are Uncertain and Difficult to Predict, But Have Adversely Affected and May Continue to Adversely Affect Our Business, Results of Operations, and Financial Condition.”
Insurance Regulation
Insurance Regulatory Examinations and Other Activities
We and other insurance and pension fund companies have provided certain information to the Chilean insurance and pension regulators regarding annuities sales practices. The regulators subsequently found that non-employee sales agents of MetLife Chile and other insurers had engaged in improper sales practices and that ProVida S.A. and other pension fund companies provided improper advice to customers. MetLife Chile and ProVida S.A. are contesting the regulators' proposed fines.
National Association of Insurance Commissioners
On June 3, 2020, substantially consistent with the Model Holding Company Act provisions authorizing state insurance commissioners to act as global group-wide supervisors for internationally active insurance groups, the NYDFS amended Regulation 203 to permit the New York Superintendent of Financial Services to act as a group-wide supervisor.
The NAIC's Corporate Governance Annual Disclosure Model Act and Regulation, which requires insurers to make an annual confidential filing regarding their corporate governance policies, has been substantially adopted in nearly all states, including New York and each of our other insurance subsidiaries’ domiciliary states.

On February 26, 2020, the NYDFS amended Regulation 213 relating to principle-based reserving (“PBR”). The amendment deviates from the Valuation Manual and is likely to cause variable annuity reserve and capital requirement increases. Based on conditions at September 30, 2020, we estimate that the new PBR rules have increased our statutory reserves by approximately $1.4 billion and our statutory capital requirements by $0.5 billion over the prior reserve and capital requirements. We will be permitted to grade these effects into our statutory financial statements over a period of up to five years.
The NAIC is requiring liquidity narratives and data in 2020 as an interim step while it continues to develop a liquidity stress-testing framework for certain large U.S. life insurers and insurance groups that will be used as a regulatory tool.
Surplus and Capital
Solvency Regimes
The U.K. has ceased to be a member of the EU and has entered into a transition period which it expects to end on December 31, 2020. Following this period, the U.K. will no longer be subject to EU law and, subject to the structure of any future relationship that it may have with the EU, insurance regulation in the U.K. may diverge from the Solvency II Directive.
MetLife Chile expects to submit to the local insurance regulator its fourth report on its risk appetite framework and Own Risk and Solvency Assessment in December 2020.
In Korea, the Financial Supervisory Service plans to implement a new solvency system reflecting the International Association of Insurance Supervisors global Insurance Capital Standard but incorporating certain product portfolio and other features specific to the Korean market by 2023.
Cybersecurity and Privacy Regulation
On October 24, 2017, the NAIC adopted the Insurance Data Security Model Law (the “Cybersecurity Model Law”), which establishes standards for data security and for the investigation of and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. Several states have adopted the Cybersecurity Model Law, including three of our insurance subsidiaries’ domiciliary states, and it is not an NAIC accreditation standard. As adopted by these states, and if adopted as state legislation elsewhere, the Cybersecurity Model Law imposes on our insurance subsidiaries licensed in those states new regulatory requirements intended to protect the confidentiality, integrity, and availability of information systems.
Effective July 1, 2020, California’s Attorney General is authorized to bring enforcement actions under the California Consumer Privacy Act.
ERISA, Fiduciary Considerations, and Other Pension and Retirement Regulation
In June 2020, the U.S. Department of Labor (the “DOL”) proposed to allow investment advice fiduciaries to receive compensation without violating Employee Retirement Income Security Act of 1974 (“ERISA”), subject to impartial conduct standards and disclosure obligations. The proposal aligns with the SEC’s Regulation Best Interest. The DOL also reinstated its 1975 five-part definition of investment advice.
The SEC's Regulation Best Interest became effective June 30, 2020. The rule requires broker-dealers to act in the best interest of individual investor retail clients when recommending securities or investment strategies to benefit plans governed by ERISA and IRA owners, as well as non-benefit plan retail clients. In addition, broker-dealers and investment advisers to retail clients must provide a Form CRS to retail clients describing their services and conflicts of interest. In September 2019, private advisory firms, several states and the District of Columbia brought two lawsuits challenging the validity of Regulation Best Interest. The U.S. Court of Appeals for the Second Circuit dismissed these lawsuits.
On February 21, 2020, the Massachusetts Securities Division adopted a fiduciary duty rule applicable to broker-dealer advice on securities or investment strategies; the rule does not apply to advice on commodities or insurance products, including variable products.
In January 2020, the lower house approved the pension reform bill that Chilean President Sebastian Piñera introduced in November 2018. The Senate began discussing the bill in March 2020, but the COVID-19 Pandemic and other priorities delayed pension reform. At this time, the proposed amendments would not impact the 10% mandatory employee contributions MetLife’s pension administrator in Chile manages. We cannot predict the timing of adoption or the terms of the final text of the bill, and cannot identify all of the risks or opportunities to our business in Chile.

In July 2020, Chile enacted a law to allow individuals to withdraw up to 10% of pension accounts or the account balance if it is below a certain amount. ProVida S.A. and other companies are processing such payments. Chile is considering a law allowing individuals to withdraw another 10% of pension accounts and to withdraw funds or receive advance payments of annuities from insurance companies.
Derivatives Regulation
The SEC’s security-based swaps rules will take effect on October 6, 2021. We do not expect these rules to significantly affect our business.
Environmental Laws and Regulations
The NYDFS announced that it expects insurers to integrate financial risks from climate change into their governance frameworks, risk management processes, and business strategies. The NYDFS will also publish detailed guidance on climate-related financial supervision and integrate questions on this topic into their examinations in 2021.
Cross-Border Trade
Each of the United States, Canada and Mexico ratified the United States-Mexico-Canada Agreement and provided notice that they completed domestic implementation. The agreement entered into effect on July 1, 2020.
LIBOR
The U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling panel banks to submit London Interbank Offered Rates (“LIBOR”) after 2021. We use LIBOR as an interest rate benchmark in many of our financial instruments. Existing contract fallback provisions, and whether, how, and when we and others develop and adopt alternative reference rates, will influence the effect of any changes to or discontinuation of LIBOR on us. MetLife is identifying, assessing and monitoring market and regulatory developments, assessing agreement terms, and evaluating operational readiness. The SEC’s Office of Compliance Inspections and Examinations expects to assess registrants’ efforts to prepare for LIBOR discontinuation and their transition to alternatives. MetLife actively participates in the NY Federal Reserve Bank convened Alternative Reference Rate Committee and other industry association efforts on the transition to alternative reference rates. MetLife also monitors the FASB’s, International Accounting Standards Board’s (“IASB”), and U.S. Treasury Department’s updates on the accounting and tax implications of reference rate reform. MetLife continues to assess current and alternative reference rates’ merits, limitations, risks and suitability for its investment and insurance processes.
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the Interim Condensed Consolidated Financial Statements. The most critical estimates include those used in determining:
(i)liabilities for future policy benefits and the accounting for reinsurance;
(ii)capitalization and amortization of DAC and the establishment and amortization of VOBA;
(iii)estimated fair values of investments in the absence of quoted market values;
(iv)investment allowance for credit loss (“ACL”) and impairments;
(v)estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation;
(vi)measurement of goodwill and related impairment;
(vii)measurement of employee benefit plan liabilities;
(viii)measurement of income taxes and the valuation of deferred tax assets; and
(ix)liabilities for litigation and regulatory matters.

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
Acquisitions and Dispositions
Disposition of MetLife Seguros de Retiro S.A.
For information regarding the Company's sale of its wholly-owned subsidiary, MetLife Seguros de Retiro S.A (“MetLife Seguros de Retiro”), see Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.
Pending Acquisition of Versant Health
In September 2020, the Company announced that it has entered into a definitive agreement to acquire Versant Health, a managed vision care company, for approximately $1.675 billion in an all-cash transaction. Versant Health owns the well-established marketplace brands, Davis Vision and Superior Vision. The transaction will strengthen and differentiate our vision benefit offering with one of the industry’s broadest networks of providers and plan options. The transaction is expected to close in the fourth quarter of 2020 subject to customary closing conditions, including regulatory approvals. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.
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

Results of Operations
Consolidated Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Revenues
Premiums	$9,935	$10,781	$28,137	$30,315
Universal life and investment-type product policy fees	1,497	1,440	4,227	4,217
Net investment income	4,729	4,623	11,877	14,224
Other revenues	455	419	1,350	1,391
Net investment gains (losses)	(20)	161	(77)	237
Net derivative gains (losses)	(581)	1,254	2,910	2,093
Total revenues	16,015	18,678	48,424	52,477
Expenses
Policyholder benefits and claims and policyholder dividends	10,206	10,944	28,477	30,611
Interest credited to policyholder account balances	1,416	1,500	3,458	4,976
Capitalization of DAC	(764)	(882)	(2,209)	(2,531)
Amortization of DAC and VOBA	1,066	797	2,414	2,110
Amortization of negative VOBA	(15)	(4)	(35)	(24)
Interest expense on debt	229	223	683	731
Other expenses	2,954	3,309	8,873	9,772
Total expenses	15,092	15,887	41,661	45,645
Income (loss) before provision for income tax	923	2,791	6,763	6,832
Provision for income tax expense (benefit)	214	601	1,503	1,511
Net income (loss)	709	2,190	5,260	5,321
Less: Net income (loss) attributable to noncontrolling interests	3	6	11	15
Net income (loss) attributable to MetLife, Inc.	706	2,184	5,249	5,306
Less: Preferred stock dividends	59	32	168	121
Preferred stock redemption premium	14	—	14	—
Net income (loss) available to MetLife, Inc.’s common shareholders	$633	$2,152	$5,067	$5,185
Three Months Ended September 30, 2020 Compared with the Three Months Ended September 30, 2019
During the three months ended September 30, 2020, net income (loss) decreased $1.5 billion from the prior period, primarily driven by an unfavorable change in net derivative gains (losses), net of investment hedge adjustments.
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

	Three Months Ended September 30,
	2020	2019
	(In millions)
Non-VA program derivatives
Interest rate	$(402)	$1,323
Foreign currency exchange rate	(104)	149
Credit	(4)	10
Equity	(249)	(4)
Non-VA embedded derivatives	(2)	(8)
Total non-VA program derivatives	(761)	1,470
VA program derivatives
Market risks in embedded derivatives	336	(117)
Nonperformance risk adjustment on embedded derivatives	(12)	29
Other risks in embedded derivatives	86	(124)
Total embedded derivatives	410	(212)
Freestanding derivatives hedging embedded derivatives	(230)	(4)
Total VA program derivatives	180	(216)
Net derivative gains (losses)	$(581)	$1,254

The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $2.2 billion ($1.8 billion, net of income tax). This was primarily due to long-term U.S. interest rates increasing in the current period versus decreasing in the prior period, unfavorably impacting receive fixed interest rate swaps, interest rate options acquired primarily as part of our macro hedge program, and total rate of return swaps. There was also an unfavorable impact of the U.S. dollar weakening relative to the euro and British pound in the current period versus strengthening in the prior period, unfavorably impacting foreign currency swaps that primarily hedge foreign currency-denominated bonds. In addition, key equity markets increased more in the current period than in the prior period, unfavorably impacting equity options acquired primarily as part of our macro hedge program. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the items being hedged.
The favorable change in net derivative gains (losses) on VA program derivatives was $396 million ($313 million, net of income tax). This was due to a favorable change of $227 million ($179 million, net of income tax) in market risks in embedded derivatives, partially offset by freestanding derivatives hedging market risks in embedded derivatives, in addition to a favorable change of $210 million ($166 million, net of income tax) in other risks in embedded derivatives, partially offset by an unfavorable change of $41 million ($32 million, net of income tax) in the nonperformance risk adjustment on embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The aforementioned $227 million ($179 million, net of income tax) favorable change reflects a $453 million ($358 million, net of income tax) favorable change in market risks in embedded derivatives, partially offset by a $226 million ($179 million, net of income tax) unfavorable change in freestanding derivatives hedging market risks in embedded derivatives.
The primary changes in market factors affecting VA program derivatives are summarized as follows:
•Key equity index levels increased more in the current period than in the prior period, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives. For example, the S&P 500 equity index increased 8% in the current period and increased 1% in the prior period.
•Long-term interest rates increased in the current period and decreased in the prior period, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives. For example, the 30-year Japan swap rate increased less than 1 basis point in the current period and decreased 6 basis points in the prior period.
The aforementioned $210 million ($166 million, net of income tax) favorable change in other risks in embedded derivatives reflects actuarial assumption updates and a combination of factors, which include fees deducted from accounts, changes in the benefit base, premiums, lapses, withdrawals and deaths, in addition to changes to cross-effect, basis mismatch, risk margin and fund allocation.
The aforementioned $41 million ($32 million, net of income tax) unfavorable change in the nonperformance risk adjustment on embedded derivatives resulted from an unfavorable change of $21 million, before income tax, related to changes in our own credit spread and an unfavorable change of $20 million, before income tax, related to model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees.
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

Net Investment Gains (Losses). The unfavorable change in net investment gains (losses) of $181 million ($143 million, net of income tax) primarily reflects a loss on the sale of MetLife Seguros de Retiro in the current period, in addition to prior period gains on sales of real estate joint ventures. These unfavorable changes were partially offset by lower foreign currency transaction losses.
Taxes. For the three months ended September 30, 2020, our effective tax rate on income (loss) before provision for income tax was 23%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax charges from the sale of MetLife Seguros de Retiro and foreign earnings taxed at different rates than the U.S. statutory rate, partially offset by tax benefits related to non-taxable investment income and tax credits. For the three months ended September 30, 2019, our effective tax rate on income (loss) before provision for income tax was 22%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax charges from foreign earnings taxed at different rates than the U.S. statutory rate, partially offset by tax benefits related to non-taxable investment income and tax credits.
Actuarial Assumption Review and Certain Other Insurance Adjustments. Results for the current period include a $378 million ($301 million, net of income tax) charge associated with our annual review of actuarial assumptions related to reserves and DAC, of which a $44 million gain ($34 million, net of income tax) was recognized in net derivative gains (losses).
Of the $378 million charge, $120 million ($94 million, net of income tax) was related to DAC and $258 million ($207 million, net of income tax) was associated with reserves. The portion of the $378 million charge that is included in adjusted earnings is $255 million ($203 million, net of income tax).
The $44 million gain ($34 million, net of income tax) recognized in net derivative gains (losses) associated with our annual review of actuarial assumptions is included within the other risks in embedded derivatives line in the table above.
As a result of our annual review of actuarial assumptions, changes were made to economic, biometric, policyholder behavior, and operational assumptions. The most significant impacts were in the MetLife Holdings segment, driven by economic assumption updates, including changes to interest rate projections. The breakdown of total current period results is summarized as follows:
•Economic assumption updates resulted in unfavorable impacts to reserves and DAC for a net charge of $352 million ($278 million, net of income tax).
•Changes in biometric assumptions resulted in favorable impacts to reserves and DAC for a net gain of $45 million ($31 million, net of income tax).
•Changes in policyholder behavior assumptions resulted in unfavorable impacts to reserves and DAC for a net charge of $30 million ($28 million, net of income tax).
•Changes in operational assumptions resulted in slightly favorable impacts to reserves and unfavorable impacts to DAC for a net charge of $41 million ($26 million, net of income tax).
Results for the prior period include a $201 million ($162 million, net of income tax) charge associated with our annual review of actuarial assumptions related to reserves and DAC, of which a $31 million ($27 million, net of income tax) loss was recognized in net derivative gains (losses). Of the $201 million charge, $49 million ($37 million, net of income tax) was related to DAC and $152 million ($125 million, net of income tax) was associated with reserves. The portion of the $201 million charge that is included in adjusted earnings is $179 million ($143 million, net of income tax). Certain other insurance adjustments recorded in the prior period include a $22 million ($17 million, net of income tax) charge due to a prior period increase in our IBNR long-term care reserves reflecting enhancements to our methodology related to potential claims in our MetLife Holdings segment. This adjustment is included in adjusted earnings.

Adjusted Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use adjusted earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of adjusted earnings and other financial measures based on adjusted earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings and other financial measures based on adjusted earnings allow analysis of our performance relative to our business plan and facilitate comparisons to industry results. Adjusted earnings should not be viewed as a substitute for net income (loss). Adjusted earnings available to common shareholders and adjusted earnings available to common shareholders on a constant currency basis should not be viewed as substitutes for net income (loss) available to MetLife, Inc.’s common shareholders. Adjusted earnings available to common shareholders increased $388 million, net of income tax, to $1.6 billion, net of income tax, for the three months ended September 30, 2020 from $1.2 billion, net of income tax, for the three months ended September 30, 2019.
Nine Months Ended September 30, 2020 Compared with the Nine Months Ended September 30, 2019
During the nine months ended September 30, 2020, net income (loss) decreased $61 million from the prior period, primarily driven by unfavorable changes in net investment gains (losses) and adjusted earnings, as well as the impact of our actuarial assumption review, largely offset by a favorable change in net derivative gains (losses), net of investment hedge adjustments.
Net Derivative Gains (Losses). The table below presents the impact on net derivative gains (losses) from non-VA program derivatives and VA program derivatives:

	Nine Months Ended September 30,
	2020	2019
	(In millions)
Non-VA program derivatives:
Interest rate	$3,763	$2,634
Foreign currency exchange rate	(156)	203
Credit	(109)	211
Equity	(253)	(282)
Non-VA embedded derivatives	(7)	(138)
Total non-VA program derivatives	3,238	2,628
VA program derivatives:
Market risks in embedded derivatives	(494)	249
Nonperformance risk adjustment on embedded derivatives	63	(46)
Other risks in embedded derivatives	(205)	(238)
Total embedded derivatives	(636)	(35)
Freestanding derivatives hedging embedded derivatives	308	(500)
Total VA program derivatives	(328)	(535)
Net derivative gains (losses)	$2,910	$2,093

The favorable change in net derivative gains (losses) on non-VA program derivatives was $610 million ($482 million, net of income tax). This was primarily due to the impact of certain derivative transactions after long-term rates declined during the current period, favorably impacting interest rate options acquired primarily as part of our macro hedge program. There was also a change in the value of the underlying assets, favorably impacting non-VA embedded derivatives related to funds withheld on a certain reinsurance agreement. These favorable impacts were partially offset by the unfavorable impact of U.S. dollar weakening against the euro in the current period versus strengthening in the prior period and the Mexican peso weakening more against the U.S. dollar in the current period than in the prior period, unfavorably impacting foreign currency swaps that primarily hedge foreign currency-denominated bonds. In addition, credit spreads widened in the current period and narrowed in the prior period, unfavorably impacting written credit default swaps used in replications. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the items being hedged.
The favorable change in net derivative gains (losses) on VA program derivatives was $207 million ($164 million, net of income tax). This was due to: (i) a favorable change of $109 million ($86 million, net of income tax) in the nonperformance risk adjustment on embedded derivatives, (ii) a favorable change of $65 million ($51 million, net of income tax) in freestanding derivatives hedging market risks in embedded derivatives, partially offset by market risks in embedded derivatives, and (iii) a favorable change of $33 million, ($26 million, net of income tax) in other risks in embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The aforementioned $109 million ($86 million, net of income tax) favorable change in the nonperformance risk adjustment on embedded derivatives resulted from a favorable change of $61 million, before income tax, related to model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, and a favorable change of $48 million, before income tax, related to changes in our own credit spread.
The aforementioned $65 million ($51 million, net of income tax) favorable change reflects a $808 million ($638 million, net of income tax) favorable change in freestanding derivatives hedging market risks in embedded derivatives, partially offset by a $743 million ($587 million, net of income tax) unfavorable change in market risks in embedded derivatives.
The primary change in market factors affecting VA program derivatives is summarized as follows:
•Key equity index levels either increased less compared to the prior period or decreased in the current period and increased in the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the S&P 500 equity index increased 4% in the current period and increased 19% in the prior period.
The aforementioned $33 million ($26 million, net of income tax) favorable change in other risks in embedded derivatives reflects actuarial assumption updates and a combination of factors, which include fees deducted from accounts, changes in the benefit base, premiums, lapses, withdrawals and deaths, in addition to changes to cross-effect, basis mismatch, risk margin and fund allocation.
Net Investment Gains (Losses). The unfavorable change in net investment gains (losses) of $314 million ($248 million, net of income tax) primarily reflects mark-to-market losses on equity securities in the current period, which are measured at estimated fair value through net income, higher provisions for credit loss on fixed maturity securities and mortgage loans, prior period gains on sales of real estate joint ventures and a prior period gain on a renewable energy partnership. In addition, there was a loss in the current period in connection with the sale of MetLife Seguros de Retiro. These unfavorable changes were partially offset by higher foreign currency transaction gains, higher gains on sales of fixed maturity securities, a current period recovery on a leveraged lease that was previously impaired, a prior period tax credit partnership impairment and a loss in the prior period as a result of the definitive agreement to sell MetLife Hong Kong.
Taxes. For the nine months ended September 30, 2020, our effective tax rate on income (loss) before provision for income tax was 22%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax charges from foreign earnings taxed at different rates than the U.S. statutory rate and the sale of MetLife Seguros de Retiro, partially offset by tax benefits related to non-taxable investment income, tax credits and the finalization of bankruptcy proceedings for a leveraged lease investment. For the nine months ended September 30, 2019, our effective tax rate on income (loss) before provision for income tax was 22%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax charges from foreign earnings taxed at different rates than the U.S. statutory rate and the impact of the definitive agreement to sell MetLife Hong Kong, partially offset by tax benefits related to non-taxable investment income and tax credits.

Actuarial Assumption Review and Certain Other Insurance Adjustments. For the results of our 2020 and 2019 annual assumption reviews and information regarding certain other insurance adjustments, see “— Three Months Ended September 30, 2020 Compared with the Three Months Ended September 30, 2019 — Actuarial Assumption Review and Certain Other Insurance Adjustments.”
Adjusted Earnings. Adjusted earnings available to common shareholders decreased $148 million, net of income tax, to $3.8 billion, net of income tax, for the nine months ended September 30, 2020 from $4.0 billion, net of income tax, for the nine months ended September 30, 2019.

Reconciliation of net income (loss) to adjusted earnings available to common shareholders and premiums, fees and other revenues to adjusted premiums, fees and other revenues
Three Months Ended September 30, 2020

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$766	$422	$(18)	$58	$(369)	$(226)	$633
Add: Preferred stock dividends	—	—	—	—	—	59	59
Add: Preferred stock redemption premium	—	—	—	—	—	14	14
Add: Net income (loss) attributable to noncontrolling interests	—	—	—	1	—	2	3
Net income (loss)	$766	$422	$(18)	$59	$(369)	$(151)	$709
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	34	69	(109)	(10)	10	(14)	(20)
Net derivative gains (losses)	(93)	(67)	67	24	(442)	(70)	(581)
Premiums	—	—	—	—	—	—	—
Universal life and investment-type product policy fees	—	3	—	4	21	—	28
Net investment income	(103)	31	13	184	(84)	—	41
Other revenues	—	—	—	—	—	39	39
Expenses:
Policyholder benefits and claims and policyholder dividends	(10)	(21)	25	(8)	(223)	—	(237)
Interest credited to policyholder account balances	1	(71)	(11)	(186)	—	—	(267)
Capitalization of DAC	—	—	—	—	—	—	—
Amortization of DAC and VOBA	—	(4)	—	2	(69)	—	(71)
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—
Other expenses	—	—	(4)	(2)	—	(49)	(55)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	37	17	(38)	(1)	165	15	195
Adjusted earnings	$900	$465	$39	$52	$253	$(72)	$1,637
Less: Preferred stock dividends						59	59
Adjusted earnings available to common shareholders						$(131)	$1,578

Premiums, fees and other revenues	$6,833	$2,268	$761	$684	$1,227	$114	$11,887
Less: adjustments to premiums, fees and other revenues	—	3	—	4	21	39	67
Adjusted premiums, fees and other revenues	$6,833	$2,265	$761	$680	$1,206	$75	$11,820

Three Months Ended September 30, 2019

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$977	$689	$69	$108	$566	$(257)	$2,152
Add: Preferred stock dividends	—	—	—	—	—	32	32
Add: Preferred stock redemption premium	—	—	—	—	—	—	—
Add: Net income (loss) attributable to noncontrolling interests	—	—	2	1	—	3	6
Net income (loss)	$977	$689	$71	$109	$566	$(222)	$2,190
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	31	155	18	(5)	(19)	(19)	161
Net derivative gains (losses)	370	339	(53)	7	562	29	1,254
Premiums	—	35	—	—	—	—	35
Universal life and investment-type product policy fees	—	64	—	1	23	—	88
Net investment income	(47)	34	—	196	(35)	2	150
Other revenues	—	3	—	—	—	69	72
Expenses:
Policyholder benefits and claims and policyholder dividends	(17)	(40)	(74)	40	4	1	(86)
Interest credited to policyholder account balances	5	(46)	(17)	(168)	—	—	(226)
Capitalization of DAC	—	11	—	—	—	—	11
Amortization of DAC and VOBA	—	(40)	—	5	(6)	—	(41)
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—
Other expenses	—	(28)	3	(3)	—	(82)	(110)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	(72)	(147)	39	(17)	(112)	(31)	(340)
Adjusted earnings	$707	$349	$155	$53	$149	$(191)	$1,222
Less: Preferred stock dividends						32	32
Adjusted earnings available to common shareholders						$(223)	$1,190

Adjusted earnings available to common shareholders on a constant currency basis (1)	$707	$354	$135	$51	$149	$(223)	$1,173

Premiums, fees and other revenues	$7,391	$2,200	$967	$657	$1,284	$141	$12,640
Less: adjustments to premiums, fees and other revenues	—	102	—	1	23	69	195
Adjusted premiums, fees and other revenues	$7,391	$2,098	$967	$656	$1,261	$72	$12,445

Adjusted premiums, fees and other revenues on a constant currency basis (1)	$7,391	$2,120	$854	$661	$1,261	$72	$12,359
__________________
(1)Amounts for U.S., MetLife Holdings and Corporate & Other are shown on a reported basis, as constant currency impact is not significant.

Nine Months Ended September 30, 2020

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$2,317	$1,428	$(107)	$359	$1,872	$(802)	$5,067
Add: Preferred stock dividends	—	—	—	—	—	168	168
Add: Preferred stock redemption premium	—	—	—	—	—	14	14
Add: Net income (loss) attributable to noncontrolling interests	—	1	3	4	—	3	11
Net income (loss)	$2,317	$1,429	$(104)	$363	$1,872	$(617)	$5,260
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	11	226	(81)	(1)	(86)	(146)	(77)
Net derivative gains (losses)	395	533	(202)	35	2,238	(89)	2,910
Premiums	—	52	—	—	—	—	52
Universal life and investment-type product policy fees	—	31	(3)	13	64	—	105
Net investment income	(237)	(94)	(2)	(45)	(200)	2	(576)
Other revenues	—	—	—	—	—	120	120
Expenses:
Policyholder benefits and claims and policyholder dividends	(34)	(93)	(116)	87	(276)	—	(432)
Interest credited to policyholder account balances	8	21	(17)	58	—	—	70
Capitalization of DAC	—	5	—	—	—	—	5
Amortization of DAC and VOBA	—	(47)	—	1	(66)	—	(112)
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—
Other expenses	—	(24)	—	(4)	—	(148)	(176)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	(29)	(252)	51	(27)	(352)	27	(582)
Adjusted earnings	$2,203	$1,071	$266	$246	$550	$(383)	$3,953
Less: Preferred stock dividends						168	168
Adjusted earnings available to common shareholders						$(551)	$3,785

Premiums, fees and other revenues	$18,714	$6,446	$2,416	$2,050	$3,711	$377	$33,714
Less: adjustments to premiums, fees and other revenues	—	83	(3)	13	64	120	277
Adjusted premiums, fees and other revenues	$18,714	$6,363	$2,419	$2,037	$3,647	$257	$33,437

Nine Months Ended September 30, 2019

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$2,591	$1,645	$327	$287	$1,243	$(908)	$5,185
Add: Preferred stock dividends	—	—	—	—	—	121	121
Add: Preferred stock redemption premium	—	—	—	—	—	—	—
Add: Net income (loss) attributable to noncontrolling interests	—	—	7	2	—	6	15
Net income (loss)	$2,591	$1,645	$334	$289	$1,243	$(781)	$5,321
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	12	165	30	—	91	(61)	237
Net derivative gains (losses)	704	833	43	7	606	(100)	2,093
Premiums	—	35	—	—	—	—	35
Universal life and investment-type product policy fees	—	86	—	10	67	—	163
Net investment income	(159)	126	3	1,036	(98)	8	916
Other revenues	—	7	—	—	—	206	213
Expenses:
Policyholder benefits and claims and policyholder dividends	(29)	(43)	(205)	59	(115)	4	(329)
Interest credited to policyholder account balances	14	(184)	(46)	(974)	—	—	(1,190)
Capitalization of DAC	—	11	—	—	—	—	11
Amortization of DAC and VOBA	—	(63)	—	7	54	—	(2)
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—
Other expenses	—	(29)	9	(28)	—	(232)	(280)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	(114)	(363)	52	(44)	(127)	(4)	(600)
Adjusted earnings	$2,163	$1,064	$448	$216	$765	$(602)	$4,054
Less: Preferred stock dividends						121	121
Adjusted earnings available to common shareholders						$(723)	$3,933

Adjusted earnings available to common shareholders on a constant currency basis (1)	$2,163	$1,057	$381	$207	$765	$(723)	$3,850

Premiums, fees and other revenues	$20,180	$6,410	$2,973	$1,994	$3,871	$495	$35,923
Less: adjustments to premiums, fees and other revenues	—	128	—	10	67	206	411
Adjusted premiums, fees and other revenues	$20,180	$6,282	$2,973	$1,984	$3,804	$289	$35,512

Adjusted premiums, fees and other revenues on a constant currency basis (1)	$20,180	$6,310	$2,590	$1,956	$3,804	$289	$35,129
__________________
(1)Amounts for U.S., MetLife Holdings and Corporate & Other are shown on a reported basis, as constant currency impact is not significant.

Consolidated Results —Adjusted Earnings
Business Overview. Adjusted premiums, fees and other revenues for the three months ended September 30, 2020 decreased $625 million, or 5%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, decreased $539 million, or 4%, compared to the prior period, primarily due to a decrease in our U.S. segment, which includes both positive and negative impacts from the COVID-19 Pandemic and related restrictions. A decline in our Retirement and Income Solutions (“RIS”) business, due to market conditions and lower pension risk transfers, and a decrease in exposures in our Property & Casualty (“P&C”) business, were partially offset by growth in both core and voluntary products in our Group Benefits business. In addition, a decrease in our Latin America segment was mainly driven by lower annuitizations in Chile during the COVID-19 Pandemic, resulting in lower annuity sales. An increase in our Asia segment reflects the impact in both periods of our annual actuarial assumption review, which resulted in higher fees from foreign currency-denominated life products in the current period, partially offset by lower premiums from yen-denominated life products in Japan. An increase in our EMEA segment was due to growth across the region. Our MetLife Holdings segment consists of operations relating to products and businesses, previously included in our former retail business, that we no longer actively market in the United States. We anticipate an average decline in premiums, fees and other revenues of approximately 5% per year in our MetLife Holdings segment from expected business run-off.
Three Months Ended September 30, 2020 Compared with the Three Months Ended September 30, 2019
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the increase in adjusted earnings were a decrease in expenses, including interest credited expenses, and higher net investment income due to a larger asset base, partially offset by the impact of our actuarial assumption review and lower investment yields.
Foreign Currency. Changes in foreign currency exchange rates had a $17 million negative impact on adjusted earnings for the third quarter of 2020 compared to the prior period. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. We benefited from positive net flows from many of our businesses, which increased our invested asset base. Growth in the investment portfolios of all of our segments and Corporate & Other resulted in higher net investment income. However, consistent with the growth in average invested assets, interest credited expenses on certain insurance-related liabilities increased. In addition, we had lower fee income in our MetLife Holdings segment. Also, an increase in expenses was primarily due to the 2020 reinstatement of the annual health insurer fee under the Patient Protection and Affordable Care Act (“PPACA”) and was more than offset by a corresponding increase in premiums, fees and other revenues. The combined impact of the items affecting our business growth, in addition to lower DAC amortization, resulted in a $125 million increase in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. The impact of interest rate fluctuations resulted in a decline in our average interest credited rates on deposit-type and long-duration liabilities, which drove a decrease in interest credited expenses. Excluding the impact of changes in foreign currency exchange rates on net investment income in our non-U.S. segments and changes in inflation rates on our inflation-indexed investments, investment yields decreased. Investment yields were negatively affected by lower yields on fixed income securities and mortgage loans. These decreases were partially offset by higher returns on private equity funds and higher net investment income on derivatives. The changes in market factors discussed above resulted in a $163 million increase in adjusted earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Underwriting results, which include both positive and negative impacts from the COVID-19 Pandemic and related restrictions, resulted in a $30 million increase in adjusted earnings. This was primarily due to favorable morbidity, predominantly in our U.S. and MetLife Holdings segments, as well as a decrease in non-catastrophe claims in our Property & Casualty business. These favorable results were partially offset by unfavorable mortality, primarily in our Latin America segment, and higher catastrophe-related claims in our Property & Casualty business. The impact in both periods of our annual actuarial assumption review resulted in a net decrease of $60 million in adjusted earnings, primarily due to changes in economic assumptions. Refinements to DAC and certain insurance-related liabilities in both periods resulted in a $32 million increase in adjusted earnings.

Expenses. Expenses decreased compared to the prior period, which resulted in a $196 million increase in adjusted earnings, primarily due to declines in costs associated with corporate initiatives and projects, certain corporate-related expenses, and interest expenses on tax positions due to a current period audit settlement.
Taxes. For the three months ended September 30, 2020 and 2019, our effective tax rate on adjusted earnings was 20% and 18%, respectively. Our effective tax rates differed from the U.S. statutory rate of 21% primarily due to tax benefits from non-taxable investment income and tax credits, partially offset by tax charges from foreign earnings taxed at different rates than the U.S. statutory rate.
Nine Months Ended September 30, 2020 Compared with the Nine Months Ended September 30, 2019
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary driver of the decrease in adjusted earnings was lower investment yields. In addition, adjusted earnings were lower as a result of changes in foreign currency exchange rates and the impact of our actuarial assumption review. These declines were partially offset by higher net investment income due to a larger asset base, and a decrease in expenses, including interest credited expenses.
Foreign Currency. Changes in foreign currency exchange rates had a $83 million negative impact on adjusted earnings for the first nine months of 2020 compared to the prior period. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. We benefited from positive net flows from many of our businesses, which increased our invested asset base. Growth in the investment portfolios of all of our segments and Corporate & Other resulted in higher net investment income. However, consistent with the growth in average invested assets, interest credited expenses on certain insurance-related liabilities increased. Also, an increase in expenses was primarily due to the 2020 reinstatement of the annual health insurer fee under the PPACA and was more than offset by a corresponding increase in premiums, fees and other revenues. In addition, lower fee income in our MetLife Holdings segment was partially offset by increases in our other segments. The combined impact of the items affecting our business growth, in addition to lower DAC amortization, resulted in a $292 million increase in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Excluding the impact of changes in foreign currency exchange rates on net investment income in our non-U.S. segments and changes in inflation rates on our inflation-indexed investments, investment yields decreased. Investment yields were negatively affected by lower yields on fixed income securities and mortgage loans, and lower returns on private equity funds, FVO Securities and real estate investments. These decreases in net investment income were partially offset by higher net investment income on derivatives. The impact of interest rate fluctuations resulted in a decline in our average interest credited rates on deposit-type and long-duration liabilities, which drove a decrease in interest credited expenses. The changes in market factors discussed above resulted in a $636 million decrease in adjusted earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Underwriting results, which include both positive and negative impacts from the COVID-19 Pandemic and related restrictions, resulted in a slight increase in adjusted earnings. Favorable morbidity in our U.S., MetLife Holdings and EMEA segments, as well as a decrease in non-catastrophe claims and unfavorable prior year development in our Property & Casualty business were offset by unfavorable mortality in our U.S., Latin America and MetLife Holdings segments, as well as higher catastrophe-related claims in our Property & Casualty business. The impact in both periods of our annual actuarial assumption review resulted in a net decrease of $60 million in adjusted earnings, primarily due to changes in economic assumptions. Refinements to DAC and certain insurance-related liabilities in both periods resulted in a $6 million increase in adjusted earnings.
Expenses. Expenses decreased compared to the prior period, which resulted in a $396 million increase in adjusted earnings, primarily due to declines in costs associated with corporate initiatives and projects, certain corporate-related expenses and employee-related costs, partially offset by higher interest expense on tax positions due to prior period audit settlements.

Taxes. For the nine months ended September 30, 2020, our effective tax rate on adjusted earnings was 19%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax benefits from non-taxable investment income, tax credits and the finalization of bankruptcy proceedings for a leveraged lease investment, partially offset by tax charges from foreign earnings taxed at different rates than the U.S. statutory rate. For the nine months ended September 30, 2019, our effective tax rate on adjusted earnings was 18%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax benefits from non-taxable investment income and tax credits, partially offset by tax charges from foreign earnings taxed at different rates than the U.S. statutory rate.

Segment Results and Corporate & Other
U.S.
Business Overview. Adjusted premiums, fees and other revenues for the three months ended September 30, 2020 decreased $558 million, or 8%, compared to the prior period, attributable to lower premiums in the RIS and P&C businesses, partially offset by an increase in the Group Benefits business. The decrease in RIS was mainly driven by a decline in our pension risk transfer business, as well as decreases in our income annuity and structured settlement businesses, due to market conditions. Changes in RIS premiums are mostly offset by a corresponding change in policyholder benefits. The decrease in P&C was primarily driven by a decrease in exposures in both the auto and home businesses, partially offset by the impact of pricing actions, mainly in the home business. The increase in Group Benefits was primarily due to growth in core and voluntary products despite negative pressures from the economic impact of the COVID-19 Pandemic. Growth in our core products was driven by an increase in our group life business. In addition, dental and vision premiums increased due to the impact of growth in the business, as well as the impact of the current period release of a portion of an unearned premium reserve, which was established in the second quarter 2020, to recognize the return of services that were previously limited due to COVID-19 Pandemic restrictions. Growth in our voluntary products increased across the segment, driven by the impact of new sales and growth in membership in our accident & health and legal plans businesses.
Growth in RIS’s stable value and capital market investments businesses drove an increase in policyholder account balances, resulting in higher fees and interest margins.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Adjusted revenues
Premiums	$6,333	$6,903	$17,191	$18,704
Universal life and investment-type product policy fees	263	264	806	808
Net investment income	1,827	1,760	5,018	5,274
Other revenues	237	224	717	668
Total adjusted revenues	8,660	9,151	23,732	25,454
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	6,108	6,759	16,581	18,233
Interest credited to policyholder account balances	381	507	1,251	1,512
Capitalization of DAC	(119)	(131)	(353)	(372)
Amortization of DAC and VOBA	123	121	357	352
Interest expense on debt	2	3	6	8
Other expenses	1,026	1,004	3,104	3,006
Total adjusted expenses	7,521	8,263	20,946	22,739
Provision for income tax expense (benefit)	239	181	583	552
Adjusted earnings	$900	$707	$2,203	$2,163

Adjusted premiums, fees and other revenues	$6,833	$7,391	$18,714	$20,180

Three Months Ended September 30, 2020 Compared with the Three Months Ended September 30, 2019
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. The impact of positive flows from pension risk transfer transactions in 2019, funding agreement issuances and structured settlements resulted in higher average invested assets, improving net investment income. However, consistent with the growth in average invested assets, interest credited expenses on long-duration and deposit-type liabilities increased. In addition, an increase in expenses was primarily due to the 2020 reinstatement of the annual health insurer fee under the PPACA and was more than offset by a corresponding increase in premiums, fees and other revenues and lower pension and post-retirement expenses. The combined impact of the items affecting our business growth increased adjusted earnings by $43 million.
Market Factors. Market factors, including interest rate levels, variability in equity market returns and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. The impact of interest rate fluctuations resulted in a decrease in our average interest credited rates on deposit-type and long-duration liabilities, which drove a decrease in interest credited expenses. Investment yields decreased, primarily driven by lower yields on fixed income securities and mortgage loans. These decreases were partially offset by higher returns on private equity funds, as well as increases in net investment income on derivatives and securities lending income. The changes in market factors discussed above resulted in a $129 million increase in adjusted earnings.
Underwriting. Favorable claims experience, coupled with the impact of growth in our Group Benefits business, resulted in a $71 million increase in adjusted earnings. This increase was primarily driven by: (i) favorable dental results, with an increase in dental utilization, driven by the return of services that were previously limited due to COVID-19 Pandemic restrictions, being more than offset by the release of a portion of the unearned premium reserve established in the second quarter of 2020; and (ii) the impact of growth and favorable claims experience in our accident & health business; partially offset by less favorable individual disability results. Favorable mortality in our RIS business resulted in an increase in adjusted earnings of $45 million, driven by our pension risk transfer, structured settlement, specialized benefit resource and institutional annuity businesses. In our P&C business, adjusted earnings decreased $42 million, due to (i) a $60 million increase in catastrophe-related claims costs, primarily driven by Northeast and Midwest storms, and (ii) the impact of adverse prior period development of $25 million, partially offset by (iii) a $43 million decrease in non-catastrophe claims costs from lower frequencies, primarily in our auto business, due to lower mileage driven as a result of COVID-19 Pandemic restrictions, partially offset by higher severity. Unfavorable mortality in our Group Benefits business resulted in a decrease in adjusted earnings of $40 million. This was primarily driven by the impact of COVID-19 claims experience across our life businesses, as well as the impact of lower incidence in the prior period in our term life business, partially offset by favorable results in our accidental death & dismemberment business due to lower incidence as a result of COVID-19 Pandemic restrictions.
Nine Months Ended September 30, 2020 Compared with the Nine Months Ended September 30, 2019
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. The impact of positive flows from pension risk transfer transactions in 2019, funding agreement issuances and structured settlements resulted in higher average invested assets, improving net investment income. However, consistent with the growth in average invested assets, interest credited expenses on long-duration and deposit-type liabilities increased. Higher volume-related, premium tax and direct expenses, driven by business growth, coupled with the increase due to the 2020 reinstatement of the annual health insurer fee under the PPACA, were more than offset by a corresponding increase in premiums, fees and other revenues and lower pension and post-retirement expenses. The combined impact of the items affecting our business growth increased adjusted earnings by $95 million.
Market Factors. Market factors, including interest rate levels, variability in equity market returns and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased primarily driven by lower yields on fixed income securities and mortgage loans, as well as lower returns on both private equity funds and real estate investments. These decreases were partially offset by increases in net investment income on derivatives and securities lending income. The impact of interest rate fluctuations resulted in a decrease in our average interest credited rates on deposit-type and long-duration liabilities, which drove a decrease in interest credited expenses. The changes in market factors discussed above resulted in a $59 million decrease in adjusted earnings.

Underwriting and Other Insurance Adjustments. Favorable claims experience, coupled with the impact of growth in our Group Benefits business, resulted in a $179 million increase in adjusted earnings. This increase was primarily driven by: (i) favorable dental results, driven by the impact of COVID-19 Pandemic restrictions which limited availability of services and reduced utilization in the current period; (ii) the impact of growth and favorable claims experience in our accident & health business; and (iii) favorable claims experience in our group disability business, partially offset by less favorable individual disability results. Favorable mortality in our RIS business resulted in an increase in adjusted earnings $88 million, driven by our pension risk transfer, institutional annuity and structured settlement businesses. Unfavorable mortality in our Group Benefits business resulted in a decrease in adjusted earnings of $243 million. This was primarily driven by the impact of COVID-19 claims experience across our life businesses, as well as the impact of lower incidence in the prior period in our term life business, partially offset by favorable results in our accidental death & dismemberment business due to lower incidence as a result of COVID-19 Pandemic restrictions. In our P&C business, adjusted earnings decreased $8 million due to a $90 million increase in catastrophe-related claims costs, primarily driven by Northeast and Midwest storms, and the impact of adverse prior period development of $57 million, partially offset by a $139 million decrease in non-catastrophe claims costs. The decrease in non-catastrophe claims costs was the result of lower frequencies, primarily in our auto business, driven by the impact of lower mileage driven due to the impact of COVID-19 Pandemic restrictions, partially offset by higher severity. Refinements to certain insurance and other liabilities in both periods resulted in a $7 million decrease in adjusted earnings.

Asia
Business Overview. Adjusted premiums, fees and other revenues for the three months ended September 30, 2020 increased $167 million, or 8%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $145 million, or 7%, compared to the prior period, mainly due to the impact in both periods of our annual actuarial assumption review, which resulted in higher fees from foreign currency-denominated life products in the current period. This was partially offset by lower premiums from yen-denominated life products in Japan.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Adjusted revenues
Premiums	$1,654	$1,654	$4,874	$4,984
Universal life and investment-type product policy fees	595	430	1,445	1,255
Net investment income	1,088	915	2,792	2,739
Other revenues	16	14	44	43
Total adjusted revenues	3,353	3,013	9,155	9,021
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	1,291	1,264	3,867	3,862
Interest credited to policyholder account balances	470	440	1,362	1,267
Capitalization of DAC	(431)	(498)	(1,203)	(1,449)
Amortization of DAC and VOBA	506	353	1,105	972
Amortization of negative VOBA	(14)	(2)	(30)	(18)
Other expenses	869	955	2,540	2,865
Total adjusted expenses	2,691	2,512	7,641	7,499
Provision for income tax expense (benefit)	197	152	443	458
Adjusted earnings	$465	$349	$1,071	$1,064

Adjusted earnings on a constant currency basis	$465	$354	$1,071	$1,057

Adjusted premiums, fees and other revenues	$2,265	$2,098	$6,363	$6,282
Adjusted premiums, fees and other revenues on a constant currency basis	$2,265	$2,120	$6,363	$6,310
Three Months Ended September 30, 2020 Compared with the Three Months Ended September 30, 2019
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates increased adjusted earnings by $5 million for the third quarter of 2020 compared to the prior period, primarily due to the strengthening of the Australian dollar against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Positive net flows in Japan and Korea resulted in higher average invested assets, which improved net investment income. The increase in net investment income was partially offset by a corresponding increase in interest credited expenses on certain insurance liabilities. Asia’s premiums, fees and other revenues decreased compared to the prior period due to lower premiums from yen-denominated life products in Japan. Lower commissions and other variable expenses, net of DAC capitalization, resulted in an increase to adjusted earnings. The combined impact of the items affecting our business growth improved adjusted earnings by $18 million.

Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields were favorably impacted by higher returns from private equity funds and hedge funds, in addition to higher net investment income on derivatives. These favorable impacts were partially offset by lower yields on fixed income securities supporting products sold in Japan denominated in Australian dollar, U.S. dollar, and, to a lesser extent, Japanese yen. The changes in market factors discussed above increased adjusted earnings by $85 million.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Lower claims primarily in Japan and Korea increased adjusted earnings by $24 million. The impact in both periods of our annual actuarial assumption review resulted in a net decrease of $9 million in adjusted earnings. Refinements to certain insurance liabilities and other liabilities in both periods resulted in a $15 million decrease in adjusted earnings.
Expenses. Lower expenses in Japan, including travel, advertising, and consulting, partially offset by higher corporate overhead, resulted in an $8 million increase in adjusted earnings.
Nine Months Ended September 30, 2020 Compared with the Nine Months Ended September 30, 2019
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $7 million for the first nine months of 2020 compared to the prior period, primarily due to the weakening of the Australian dollar and Korean won against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Positive net flows in Japan and Korea resulted in higher average invested assets, which improved net investment income. The increase in net investment income was partially offset by a corresponding increase in interest credited expenses on certain insurance liabilities. Asia’s premiums, fees and other revenues decreased compared to the prior period; however, this was partially offset by a related decline in policyholder benefits. Lower commissions and other variable expenses, net of DAC capitalization, resulted in an increase to adjusted earnings. The combined impact of the items affecting our business growth improved adjusted earnings by $97 million.
Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields were unfavorably impacted by lower yields on fixed income securities supporting products sold in Japan denominated in Australian dollar, U.S. dollar and, to a lesser extent, Japanese yen, in addition to lower returns from private equity funds. These unfavorable impacts were partially offset by increased net investment income on derivatives. The changes in market factors discussed above decreased adjusted earnings by $75 million.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Higher lapses, primarily in Japan and Korea, decreased adjusted earnings by $9 million. The impact in both periods of our annual actuarial assumption review resulted in a net decrease of $9 million in adjusted earnings. Refinements to certain insurance liabilities and other liabilities in both periods resulted in a $10 million decrease in adjusted earnings.
Expenses and Taxes. Lower expenses in Japan, including advertising, printing, consulting and travel costs, partially offset by higher corporate overhead, resulted in a $14 million increase in adjusted earnings. Tax-related impacts in both periods resulted in a net increase in adjusted earnings of $6 million.

Latin America
Business Overview. Adjusted premiums, fees and other revenues for the three months ended September 30, 2020 decreased $206 million, or 21%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, decreased $93 million, or 11%, compared to the prior period, mainly driven by lower annuitizations in Chile during the COVID-19 Pandemic, resulting in lower annuity sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Adjusted revenues
Premiums	$529	$703	$1,658	$2,122
Universal life and investment-type product policy fees	225	256	733	820
Net investment income	221	295	699	951
Other revenues	7	8	28	31
Total adjusted revenues	982	1,262	3,118	3,924
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	575	656	1,634	2,043
Interest credited to policyholder account balances	52	74	178	254
Capitalization of DAC	(84)	(102)	(258)	(296)
Amortization of DAC and VOBA	62	58	206	215
Interest expense on debt	1	—	3	2
Other expenses	313	356	965	1,074
Total adjusted expenses	919	1,042	2,728	3,292
Provision for income tax expense (benefit)	24	65	124	184
Adjusted earnings	$39	$155	$266	$448

Adjusted earnings on a constant currency basis	$39	$135	$266	$381

Adjusted premiums, fees and other revenues	$761	$967	$2,419	$2,973
Adjusted premiums, fees and other revenues on a constant currency basis	$761	$854	$2,419	$2,590
Three Months Ended September 30, 2020 Compared with the Three Months Ended September 30, 2019
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $20 million for the third quarter of 2020 compared to the prior period due to the weakening of foreign currencies against the U.S. dollar, primarily the Mexican and Chilean pesos. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Despite the aforementioned decrease in annuity premiums in Chile driven by the COVID-19 Pandemic, Latin America experienced growth in Mexico. The decrease in premiums in Chile was offset by related changes in policyholder benefits. An increase in average invested assets, primarily from Chile, generated higher net investment income. In addition, interest credited expenses on certain insurance liabilities decreased. The combined impact of the items affecting business growth resulted in a $26 million increase in adjusted earnings.

Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased driven by lower yields on FVO Securities due to the unfavorable impact of equity market returns on our Chilean encaje, lower yields on fixed income securities, as well as lower returns on private equity funds. The changes in market factors discussed above, partially offset by lower interest credited expenses, decreased adjusted earnings by $48 million.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. COVID-19-related life claims, primarily in Mexico, drove a $67 million decrease in adjusted earnings. The impact in both periods of our annual actuarial assumption review resulted in a net decrease of $19 million in adjusted earnings. Refinements to certain insurance liabilities and other liabilities in both periods resulted in a $12 million increase in adjusted earnings.
Expenses and Taxes. Adjusted earnings increased by $6 million, driven by lower expenses due to the COVID-19 Pandemic restrictions. Tax-related adjustments in both periods resulted in a net decrease in adjusted earnings of $4 million.
Nine Months Ended September 30, 2020 Compared with the Nine Months Ended September 30, 2019
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $67 million for the first nine months of 2020 compared to the prior period, mainly due to the weakening of foreign currencies against the U.S. dollar, mainly the Chilean and Mexican pesos. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Despite the aforementioned decrease in annuity premiums in Chile driven by the COVID-19 Pandemic, Latin America experienced growth in Mexico. The decrease in premiums in Chile was offset by related changes in policyholder benefits. An increase in average invested assets, primarily in Chile, generated higher net investment income. In addition, interest credited expenses on certain insurance liabilities decreased and policy fee income increased in our universal life business in Mexico. Business growth also drove an increase in commissions and other variable expenses, net of DAC capitalization. The combined impact of the items affecting business growth increased adjusted earnings by $31 million.
Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased, driven by lower yields on FVO Securities, due to the unfavorable impact of equity market returns on our Chilean encaje, and lower yields on fixed income securities, as well as lower returns on private equity funds and lower net investment income on derivatives. The changes in market factors discussed above, partially offset by a decrease in interest credited expenses, decreased adjusted earnings by $81 million.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. COVID-19-related life claims, primarily in Mexico, drove a $53 million decrease to adjusted earnings. The impact in both periods of our annual actuarial assumption review resulted in a net decrease of $19 million in adjusted earnings. Refinements to certain insurance liabilities and other liabilities in both periods resulted in a $12 million increase in adjusted earnings.
Expenses and Taxes. Adjusted earnings increased by $4 million, primarily driven by lower expenses due to the COVID-19 Pandemic restrictions. Tax-related adjustments in both periods resulted in a net decrease in adjusted earnings of $7 million.

EMEA
Business Overview. Adjusted premiums, fees and other revenues for the three months ended September 30, 2020 increased $24 million, or 4%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $19 million, or 3%, compared to the prior period due to growth across the region, mainly in our credit life business in Turkey and Romania, our employee benefits business in Egypt and the U.K. and our accident & health business in Europe and Turkey, partially offset by a decrease in our retirement business in the U.K., as well as the impact in both periods of our annual actuarial assumption review.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Adjusted revenues
Premiums	$551	$526	$1,676	$1,619
Universal life and investment-type product policy fees	116	117	324	325
Net investment income	67	73	199	220
Other revenues	13	13	37	40
Total adjusted revenues	747	729	2,236	2,204
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	304	291	877	867
Interest credited to policyholder account balances	29	25	83	72
Capitalization of DAC	(122)	(128)	(367)	(371)
Amortization of DAC and VOBA	125	128	340	327
Amortization of negative VOBA	(1)	(2)	(5)	(6)
Other expenses	340	341	1,000	1,029
Total adjusted expenses	675	655	1,928	1,918
Provision for income tax expense (benefit)	20	21	62	70
Adjusted earnings	$52	$53	$246	$216

Adjusted earnings on a constant currency basis	$52	$51	$246	$207

Adjusted premiums, fees and other revenues	$680	$656	$2,037	$1,984
Adjusted premiums, fees and other revenues on a constant currency basis	$680	$661	$2,037	$1,956
Three Months Ended September 30, 2020 Compared with the Three Months Ended September 30, 2019
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates resulted in a slight decrease in adjusted earnings for the third quarter of 2020 as compared to the prior period, primarily driven by the strengthening of the U.S. dollar against the Turkish lira, partially offset by the weakening of the U.S. dollar against the euro. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Growth mainly from our credit life business in Turkey, our accident & health business in Europe and our pension business in Romania resulted in a $4 million increase in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results. Investment yields were lower across the region. In addition, DAC amortization increased in our variable life business. The changes in the market factors discussed above resulted in a $12 million decrease in adjusted earnings.

Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Adjusted earnings increased by $11 million as a result of favorable underwriting experience in (i) our employee benefits business in the U.K.; (ii) our ordinary life business in Europe, and (iii) our credit life business in Turkey, partially offset by unfavorable underwriting in our employee benefits and accident & health businesses in Greece. Underwriting results include impacts of the COVID-19 Pandemic and related restrictions. The impact in both periods of our annual actuarial assumption review resulted in a net decrease of $18 million in adjusted earnings. Refinements to certain insurance-related assets and liabilities in both periods resulted in an $8 million increase in adjusted earnings.
Expenses and Taxes. Adjusted earnings increased by $6 million, primarily due to lower expenses, including travel and advertising. Adjusted earnings increased slightly due to changes in business mix among tax jurisdictions.
Nine Months Ended September 30, 2020 Compared with the Nine Months Ended September 30, 2019
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $9 million for the first nine months of 2020 as compared to the prior period, primarily driven by the strengthening of the U.S. dollar against the Turkish lira, the euro, and the Polish zloty. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Growth across the region, mainly in our credit life business in Turkey, our accident & health business in Europe, our variable life business in the Gulf and our pension business in Romania increased adjusted earnings by $16 million.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results. DAC amortization increased in our variable life business. In addition, investment yields were lower across the region. The changes in market factors discussed above resulted in a $34 million decrease in adjusted earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Adjusted earnings increased by $29 million as a result of favorable underwriting experience in our employee benefits business across the majority of the region, partially offset by unfavorable underwriting in our employee benefits and accident & health business in Greece and in our credit life business in Turkey. Underwriting results include impacts of the COVID-19 Pandemic and related restrictions. The impact in both periods of our annual actuarial assumption review resulted in a net decrease of $18 million in adjusted earnings. Refinements to certain insurance-related assets and liabilities in both periods resulted in a slight decrease in adjusted earnings.
Expenses and Taxes. Adjusted earnings increased by $40 million, mainly driven by lower compensation-related expenses, lower costs associated with enterprise-wide initiatives, and various other expense decreases. Tax-related adjustments in both periods increased adjusted earnings by $8 million, primarily due to the prior period revision to a tax asset in Greece and changes in business mix among tax jurisdictions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Adjusted revenues
Premiums	$876	$925	$2,669	$2,776
Universal life and investment-type product policy fees	269	284	812	844
Net investment income	1,427	1,316	3,723	3,941
Other revenues	61	52	166	184
Total adjusted revenues	2,633	2,577	7,370	7,745
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	1,697	1,856	5,063	5,207
Interest credited to policyholder account balances	217	228	654	681
Capitalization of DAC	(5)	(9)	(15)	(23)
Amortization of DAC and VOBA	177	94	288	237
Interest expense on debt	2	2	5	6
Other expenses	231	223	698	687
Total adjusted expenses	2,319	2,394	6,693	6,795
Provision for income tax expense (benefit)	61	34	127	185
Adjusted earnings	$253	$149	$550	$765

Adjusted premiums, fees and other revenues	$1,206	$1,261	$3,647	$3,804
Three Months Ended September 30, 2020 Compared with the Three Months Ended September 30, 2019
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. Negative net flows from our deferred annuities business and a decrease in universal life deposits resulted in lower fee income. This decrease was largely offset by higher net investment income, resulting from a higher invested asset base, as well as lower DAC amortization. The higher invested asset base was primarily the result of positive net flows in our long-term care business. The combined impact of the items affecting our business growth resulted in a $9 million decrease in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields increased primarily due to higher returns on private equity funds and higher net investment income on derivatives. These increases in net investment income were partially offset by lower yields on fixed income securities and mortgage loans. In addition, asset-based fee income increased, while DAC amortization declined, increasing adjusted earnings. The changes in market factors discussed above resulted in a $94 million increase in adjusted earnings.

Underwriting, Actuarial Assumption Review, and Other Insurance Adjustments. Favorable underwriting, mainly in our long-term care and universal life businesses, partially offset by unfavorable underwriting in our traditional life business resulted in $40 million increase in adjusted earnings, which includes impacts from the COVID-19 Pandemic. The impact in both periods of our annual actuarial assumption review resulted in a net decrease of $14 million in adjusted earnings. Changes mainly in economic assumptions, including interest rate projections, and updates to the closed block projections, were slightly more unfavorable in the current period when compared to the prior period. Refinements to DAC and certain insurance-related liabilities in both periods resulted in a $26 million increase in adjusted earnings. This includes a prior period charge due to an increase in our IBNR long-term care reserves reflecting enhancements to our methodology related to potential claims. A reduction in our dividend scale as a result of the sustained low interest rate environment, as well as run-off in MLIC’s closed block, contributed to lower dividend expense and resulted in an increase of $75 million in adjusted earnings. The impact of this dividend action was more than offset by lower net investment income, as well as a $97 million increase in DAC amortization.
Expenses. Adjusted earnings decreased by $12 million due to higher operational costs.
Nine Months Ended September 30, 2020 Compared with the Nine Months Ended September 30, 2019
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. Negative net flows from our deferred annuities business and a decrease in universal life deposits resulted in lower fee income. This decrease was partially offset by higher net investment income, resulting from a higher invested asset base, as well as lower DAC amortization. The higher invested asset base was primarily the result of positive net flows in our long-term care business. The combined impact of the items affecting our business growth resulted in a $34 million decrease in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased primarily due to lower returns on private equity funds, as well as lower yields on fixed income securities and mortgage loans. These decreases were partially offset by higher net investment income on derivatives. In our deferred annuity business, higher costs associated with our variable annuity guaranteed minimum death benefits (“GMDBs”) resulted in a decrease in adjusted earnings. These unfavorable earnings impacts were partially offset by an increase in asset-based fee income and lower DAC amortization. The changes in market factors discussed above resulted in a $173 million decrease in adjusted earnings.
Underwriting, Actuarial Assumption Review, and Other Insurance Adjustments. Favorable underwriting, mainly in our long-term care and universal life businesses, partially offset by unfavorable underwriting in our traditional life business resulted in a $20 million increase in adjusted earnings, which includes impacts from the COVID-19 Pandemic. The impact in both periods of our annual actuarial assumption review resulted in a net decrease of $14 million in adjusted earnings. Changes mainly in economic assumptions, including interest rate projections, and updates to the closed block projections, were slightly more unfavorable in the current period when compared to the prior period. Refinements to DAC and certain insurance-related liabilities in both periods resulted in a $13 million increase in adjusted earnings. This includes a prior period charge due to an increase in our IBNR long-term care reserves reflecting enhancements to our methodology related to potential claims. A reduction in our dividend scale as a result of the sustained low interest rate environment, as well as run-off in MLIC’s closed block, contributed to lower dividend expense and resulted in an increase of $87 million in adjusted earnings. The impact of this dividend action was more than offset by lower net investment income, as well as a $97 million increase in DAC amortization.
Expenses. Adjusted earnings decreased by $18 million due to higher operational costs.

Corporate & Other

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Adjusted revenues
Premiums	$(8)	$35	$17	$75
Universal life and investment-type product policy fees	1	1	2	2
Net investment income	58	114	22	183
Other revenues	82	36	238	212
Total adjusted revenues	133	186	279	472
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	(6)	32	23	70
Capitalization of DAC	(3)	(3)	(8)	(9)
Amortization of DAC and VOBA	2	2	6	5
Interest expense on debt	224	218	669	715
Other expenses	120	320	390	831
Total adjusted expenses	337	569	1,080	1,612
Provision for income tax expense (benefit)	(132)	(192)	(418)	(538)
Adjusted earnings	(72)	(191)	(383)	(602)
Less: Preferred stock dividends	59	32	168	121
Adjusted earnings available to common shareholders	$(131)	$(223)	$(551)	$(723)

Adjusted premiums, fees and other revenues	$75	$72	$257	$289

The table below presents adjusted earnings available to common shareholders by source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Business activities	$30	$25	$60	$50
Net investment income	59	114	26	189
Interest expense on debt	(238)	(229)	(705)	(748)
Corporate initiatives and projects	(27)	(151)	(83)	(368)
Other	(28)	(142)	(99)	(263)
Provision for income tax (expense) benefit and other tax-related items	132	192	418	538
Preferred stock dividends	(59)	(32)	(168)	(121)
Adjusted earnings available to common shareholders	$(131)	$(223)	$(551)	$(723)
Three Months Ended September 30, 2020 Compared with the Three Months Ended September 30, 2019
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Activities. Adjusted earnings from business activities increased $4 million. This was primarily related to improved results from certain of our businesses.

Net Investment Income. Net investment income declined $43 million, primarily due to decreased returns on our equity market sensitive investments, including private equity funds, as well as lower yields on our fixed income securities.
Interest Expense on Debt. Interest expense on debt increased by $7 million, primarily due to the issuance of senior notes in March 2020, partially offset by the impact of a decrease in the three-month LIBOR on our surplus notes.
Corporate Initiatives and Projects. Adjusted earnings increased $98 million due to lower expenses associated with corporate initiatives and projects, primarily due to prior period costs related to our unit cost initiative.
Provision for Income Tax (Expense) Benefit and Other Tax-Related Items. An unfavorable change in Corporate & Other’s taxes was primarily due to the lower utilization of tax preferenced items, which include non-taxable investment income, tax credits and foreign earnings taxed at different rates than the U.S. statutory rate.
Other. Adjusted earnings increased $90 million, primarily as a result of decreases in certain corporate-related expenses, lower interest expenses on tax positions due to a current period audit settlement and lower legal expenses.
Preferred Stock Dividends. Adjusted earnings available to common shareholders decreased $27 million as a result of the dividends paid on 4.75% Non-Cumulative Preferred Stock, Series F (the “Series F preferred stock”) we issued in January 2020 and a change in the frequency of dividend payments on 5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (the “Series C preferred stock”).
Nine Months Ended September 30, 2020 Compared with the Nine Months Ended September 30, 2019
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Activities. Adjusted earnings from business activities increased $8 million. This was primarily related to improved results from certain of our businesses.
Net Investment Income. Net investment income declined $129 million, primarily due to decreased returns on our equity market sensitive investments, including private equity funds, as well as lower yields on our fixed income securities.
Interest Expense on Debt. Interest expense on debt decreased by $34 million, primarily due to the excess premium associated with redeemed debt in the prior period, as well as the impact of a decrease in the three-month LIBOR on our surplus notes, partially offset by the issuance of senior notes at lower interest rates in March 2020 and May 2019.
Corporate Initiatives and Projects. Adjusted earnings increased $225 million due to lower expenses associated with corporate initiatives and projects, primarily due to prior period costs related to our unit cost initiative.
Provision for Income Tax (Expense) Benefit and Other Tax-Related Items. An unfavorable change in Corporate & Other’s taxes was primarily due to the lower utilization of tax preferenced items, which include non-taxable investment income, tax credits, foreign earnings taxed at different rates than the U.S. statutory rate and taxes on stock compensation, partially offset by the finalization of bankruptcy proceedings for a leveraged lease investment.
Other. Adjusted earnings increased $130 million, primarily as a result of decreases in certain corporate-related expenses, lower employee-related costs, as well as a prior period loss related to the sale of a run-off business that was previously reinsured, partially offset by higher interest expenses on tax positions due to prior period audit settlements and higher legal expenses.
Preferred Stock Dividends. Adjusted earnings available to common shareholders decreased $47 million as a result of dividends paid on the Series F preferred stock we issued in January 2020 and a change in the frequency of dividend payments on the Series C preferred stock.

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
Current Environment
As a global insurance company, we continue to be impacted by the changing global financial and economic environment, the fiscal and monetary policy of governments and central banks around the world and other government measures. The COVID-19 Pandemic continues to impact the global economy and financial markets and has caused volatility in the global equity, credit and real estate markets. See “— Industry Trends — Financial and Economic Environment.”
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
As a result of the impact of the COVID-19 Pandemic on the global economy and the markets, during the nine months ended September 30, 2020, there was an economic slowdown and volatility in the financial markets, including liquidity driven price dislocation and credit spread widening. As a result, during the nine months ended September 30, 2020, the value of certain investments within our portfolio decreased; however, some of those effects were mitigated by an increase in the value of certain freestanding derivatives that hedge such market risks. These conditions may persist for some time and may continue to impact pricing levels of risk-bearing investments, as well as our business operations, investment portfolio and derivatives.
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

In the second quarter of 2020, Argentina defaulted on its foreign currency denominated sovereign fixed maturity securities. In the third quarter of 2020, Argentina exchanged new sovereign fixed maturity securities for substantially all of its defaulted foreign currency denominated fixed maturity securities. As a result of the economic conditions prior to the default, the Company impaired its holdings of such securities initially in the fourth quarter of 2019 and then in the first quarter of 2020 recorded an ACL. Through June 30, 2020, the prior impairment and ACL on the defaulted securities totaled $155 million. In the third quarter of 2020, the Company exchanged securities with a par value and amortized cost net of ACL of $361 million and $146 million, respectively, plus accrued investment income of $11 million, for new securities with an estimated fair value of $182 million which resulted in a net gain of $25 million recorded in net investment gain (loss). In connection with the disposition of MetLife Seguros de Retiro in October 2020, the Company reduced its exposure to Argentina sovereign fixed maturity securities, as the assets disposed included $132 million of such securities at amortized cost. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.

	Selected Country Fixed Maturity Securities AFS at September 30, 2020
	Sovereign (1)	Financial Services	Non-Financial Services	Structured	Total (2)
	(Dollars in millions)
United Kingdom	$298	$5,725	$12,436	$110	$18,569
Mexico	2,455	824	2,126	36	5,441
China	321	2	535	—	858
Italy	42	79	626	—	747
Argentina (3)	228	3	27	—	258
Turkey	163	—	11	—	174
Hong Kong SAR	41	32	58	—	131
Lebanon (3)	4	—	—	—	4
Total	$3,552	$6,665	$15,819	$146	$26,182
Investment grade %	85.0%	99.0%	93.5%	82.2%	93.7%
__________________
(1)Sovereign includes government and agency.
(2)The par value, amortized cost net of ACL, and estimated fair value net of purchased credit default swaps of these selected country fixed maturity securities AFS were $23.5 billion, $24.4 billion and $25.8 billion, respectively, at September 30, 2020. The notional value and estimated fair value of the purchased credit default swaps were $393 million and $13 million, respectively, at September 30, 2020.
(3)The sovereign securities amounts for Argentina and Lebanon were net of ACL of $13 million and $16 million, respectively, at September 30, 2020. See “— Investment Allowance for Credit Loss and Impairments - Overview.”

Selected Sector: As a result of current economic conditions including the effects on the global economy and financial markets from the COVID-19 Pandemic, certain sectors of our investment portfolio experienced stress during the nine months ended September 30, 2020. Our fixed maturities securities AFS exposure to stressed sectors is summarized below:

	Selected Sectors at September 30, 2020
Sectors	Book Value (1)	Investment Grade %	% of Total Investments
	(Dollars in millions)
Energy	$7,980	85%	1.5%
Airports	3,597	85%	0.7%
Cruise Lines / Leisure	562	89%	0.1%
Airlines	461	66%	0.1%
Restaurants	387	89%	0.1%
Lodging	287	56%	0.1%
Fixed Maturity Securities AFS Exposure to Stressed Sectors (2)	$13,274		2.6%
Total Investments (3)	$530,650
__________________
(1)Fixed maturity securities AFS at amortized cost, net of ACL.
(2)The estimated fair value of these fixed maturity securities AFS was $14.3 billion at September 30, 2020.
(3)Represents total cash, cash equivalents and invested assets.
We maintain a diversified energy sector fixed maturity securities AFS portfolio across sub-sectors and issuers. This portfolio is primarily invested in higher quality, highly rated investment grade securities and is defensively positioned in sub-sectors which are less impacted by low oil prices. During the nine months ended September 30, 2020, we reduced our exposure to such securities by 13%. Through our energy sector securities, we have exposure to the volatility in, and current low level of oil prices, largely as a result of the COVID-19 Pandemic. As a result, this securities portfolio decreased in value during the nine months ended September 30, 2020, from an unrealized gain at December 31, 2019 of $849 million to an unrealized gain of $718 million at September 30, 2020.
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
Upon adoption of the new expected credit loss guidance, we increased our mortgage loan and lease ACL and liability for unfunded mortgage loan commitments by $141 million, or 40%. During the nine months ended September 30, 2020, we increased our mortgage loan and lease ACL and liability for unfunded mortgage loan commitments by another $103 million, or 29%. Our mortgage loan and lease ACL and liability for unfunded mortgage loan commitments totaled $596 million at September 30, 2020, an increase of 69% from December 31, 2019.

During the nine months ended September 30, 2020, we recorded an ACL for our fixed maturity securities AFS of $75 million. As a result, our total investments-related ACL and liability for unfunded mortgage loan commitments totaled $671 million at September 30, 2020. During the nine months ended September 30, 2020, we recorded a charge for provisions for credit loss and impairments of $389 million, prior to the release of the ACL for securities subsequently sold or exchanged of $126 million.
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
Investment Portfolio Results
The reconciliation of net investment income under GAAP to adjusted net investment income is presented below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Net investment income — GAAP basis	$4,729	$4,623	$11,877	$14,224
Investment hedge adjustments	229	121	555	344
Unit-linked contract income	(262)	(250)	60	(1,247)
Other	(8)	(21)	(39)	(13)
Adjusted net investment income (1)	$4,688	$4,473	$12,453	$13,308
__________________
(1)See “Financial Measures and Segment Accounting Policies” in Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for a discussion of the adjustments made to net investment income under GAAP in calculating adjusted net investment income.
The following yield table presentation is consistent with how we measure our investment performance for management purposes, and we believe it enhances understanding of our investment portfolio results.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount
	(Dollars in millions)
Fixed maturity securities (2), (3)	3.87%	$2,849	4.15%	$2,901	3.89%	$8,473	4.23%	$8,778
Mortgage loans (3)	4.27%	885	4.74%	929	4.28%	2,631	4.76%	2,784
Real estate and real estate joint ventures	0.39%	11	3.53%	91	1.30%	110	3.08%	233
Policy loans	5.15%	124	5.33%	129	5.18%	374	5.32%	386
Equity securities	5.56%	15	4.62%	13	5.03%	40	5.07%	45
Other limited partnership interests (4)	28.28%	578	15.37%	279	4.90%	296	12.51%	653
Cash and short-term investments	1.28%	34	2.31%	62	1.44%	116	2.58%	206
Other invested assets		331		226		844		654
Investment income	4.52%	4,827	4.57%	4,630	4.07%	12,884	4.55%	13,739
Investment fees and expenses	(0.12)%	(131)	(0.13)%	(134)	(0.12)%	(387)	(0.14)%	(408)
Net investment income including divested businesses (5)	4.40%	4,696	4.44%	4,496	3.95%	12,497	4.41%	13,331
Less: net investment income from divested businesses (5)		8		23		44		23
Adjusted net investment income		$4,688		$4,473		$12,453		$13,308
__________________

(1)We calculate yields using average quarterly asset carrying values. Yields exclude recognized gains (losses) and include the impact of changes in foreign currency exchange rates. Asset carrying values exclude unrealized gains (losses), collateral received in connection with our securities lending program, annuities funding structured settlement claims, freestanding derivative assets, collateral received from derivative counterparties, the effects of consolidating under GAAP certain variable interest entities that are treated as consolidated securitization entities (“CSEs”) and contractholder-directed equity securities. A yield is not presented for other invested assets, as it is not considered a meaningful measure of performance for this asset class.
(2)Investment income from fixed maturity securities includes amounts from FVO Securities of $36 million and $72 million for the three months and nine months ended September 30, 2020, respectively, and $59 million and $152 million for the three months and nine months ended September 30, 2019, respectively.
(3)Investment income from fixed maturity securities and mortgage loans includes prepayment fees.
(4)See “— Other Limited Partnership Interests” for discussion of results for the three months ended September 30, 2020.
(5)See “Financial Measures and Segment Accounting Policies” in Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for discussion of divested businesses.
See “— Results of Operations — Consolidated Results — Adjusted Earnings” for an analysis of the period over period changes in investment portfolio results.
Fixed Maturity Securities AFS and Equity Securities
The following table presents fixed maturity securities AFS and equity securities by type (public or private) and information about perpetual and redeemable securities held at:

	September 30, 2020		December 31, 2019
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities AFS:
Publicly-traded	$287,592	81.3%	$267,617	81.6%
Privately-placed	66,217	18.7	60,203	18.4
Total fixed maturity securities AFS	$353,809	100.0%	$327,820	100.0%
Percentage of cash and invested assets	66.7%		66.8%
Equity securities:
Publicly-traded	$863	77.7%	$1,156	86.1%
Privately-held	248	22.3	186	13.9
Total equity securities	$1,111	100.0%	$1,342	100.0%
Percentage of cash and invested assets	0.2%		0.3%
Perpetual and redeemable securities:
Perpetual securities included within fixed maturity securities AFS and equity securities	$381		$363
Redeemable preferred stock with a stated maturity included within fixed maturity securities AFS	$526		$960
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
The COVID-19 Pandemic contributed to financial market volatility, credit spread widening and equity market volatility during the nine months ended September 30, 2020. Governments and central banks around the world have responded with unprecedented fiscal and monetary policies, including reductions in the level of interest rates to near zero, zero and, in some markets, negative. See “— Current Environment.” As a result of the interest rate reductions, partially offset by credit spread widening, during the nine months ended September 30, 2020, the net unrealized gain on our fixed maturity securities AFS increased $10.7 billion, from $30.1 billion at December 31, 2019 to $40.8 billion at September 30, 2020. As a result of the equity market volatility during the nine months ended September 30, 2020, the value of our equity securities decreased, resulting in a mark-to-market loss of $225 million in net investment gains (losses), as the change in estimated fair value on these securities is recorded in net income.
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

	September 30, 2020
	Fixed Maturity Securities AFS		Equity Securities
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$27,394	7.8%	$587	52.8%
Level 2
Independent pricing sources	297,553	84.1	274	24.7
Internal matrix pricing or discounted cash flow techniques	1,187	0.3	98	8.8
Significant other observable inputs	298,740	84.4	372	33.5
Level 3
Independent pricing sources	21,706	6.1	9	0.8
Internal matrix pricing or discounted cash flow techniques	5,475	1.6	143	12.9
Independent broker quotations	494	0.1	—	—
Significant unobservable inputs	27,675	7.8	152	13.7
Total estimated fair value	$353,809	100.0%	$1,111	100.0%
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for the fixed maturity securities AFS and equity securities fair value hierarchy.
The majority of the Level 3 fixed maturity securities AFS and equity securities were concentrated in three sectors at September 30, 2020: foreign corporate securities, U.S. corporate securities and RMBS. During the three months ended September 30, 2020, Level 3 fixed maturity securities AFS increased by $1.5 billion, or 6%. The increase was driven by purchases in excess of sales and by an increase in estimated fair value recognized in other comprehensive income (loss) (“OCI”), partially offset by transfers out of Level 3 in excess of transfers into Level 3. During the nine months ended September 30, 2020, Level 3 fixed maturity securities AFS increased by $8.9 billion, or 47%. The increase was driven by transfers into Level 3 in excess of transfers out of Level 3 and purchases in excess of sales and by an increase in estimated fair value recognized in OCI. The increase in transfers into Level 3 for the nine months ended September 30, 2020, in part, was from market conditions including decreased liquidity, decreased transparency of valuations and an increased use of unobservable inputs, principally for U.S. and foreign corporate securities.

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
The following table presents total fixed maturity securities AFS by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for non-agency RMBS and CMBS, held by MetLife, Inc.'s insurance subsidiaries that maintain the NAIC statutory basis of accounting, which are presented using revised NAIC methodologies. NRSRO ratings are as of the dates shown below. Over time, credit ratings can migrate, up or down, through the NRSRO continuous monitoring process. As of September 30, 2020, securities are presented net of ACL, reflecting the adoption of new guidance on January 1, 2020 regarding expected credit loss. As of December 31, 2019, securities are presented at amortized cost in accordance with prior guidance. See Notes 1 and 6 of the Notes to the Interim Condensed Consolidated Financial Statements for further information.

		September 30, 2020				December 31, 2019
NAIC Designation	NRSRO Rating	Amortized Cost net of ACL	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$223,360	$31,811	$255,171	72.1%	$207,742	$22,966	$230,708	70.4%
2	Baa	73,811	8,708	82,519	23.3	74,568	6,857	81,425	24.8
	Subtotal investment grade	297,171	40,519	337,690	95.4	282,310	29,823	312,133	95.2
3	Ba	11,241	469	11,710	3.3	11,210	442	11,652	3.6
4	B	3,787	(115)	3,672	1.1	3,297	40	3,337	1.0
5	Caa and lower	802	(81)	721	0.2	832	(139)	693	0.2
6	In or near default	20	(4)	16	—	6	(1)	5	—
	Subtotal below investment grade	15,850	269	16,119	4.6	15,345	342	15,687	4.8
	Total fixed maturity securities AFS	$313,021	$40,788	$353,809	100.0%	$297,655	$30,165	$327,820	100.0%
As a result of current economic conditions, including the effects of the COVID-19 Pandemic which caused increased concerns over more highly leveraged issuers and downgrade risk, our below investment grade securities decreased in value during the nine months ended September 30, 2020, from an unrealized gain position at December 31, 2019 of $342 million to an unrealized loss position of $269 million at September 30, 2020. Foreign government securities, acquired to support our local insurance operations and related policyholder liabilities, represented $3.5 billion, or 22% of our $16.1 billion below investment grade securities, at estimated fair value, at September 30, 2020. U.S. corporate and foreign corporate securities comprise the vast majority of the remaining below investment grade securities. We have been actively repositioning our corporate below investment grade portfolios, including our syndicated bank loan portfolio, into higher quality, higher rated securities and with an increased allocation to privately-placed securities that include covenant protections.

The following tables present total fixed maturity securities AFS, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for non-agency RMBS and CMBS, which are presented using the revised NAIC methodologies:

	Fixed Maturity Securities AFS — by Sector & Credit Quality Rating
NAIC Designation:	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating:	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(Dollars in millions)
September 30, 2020
U.S. corporate	$45,553	$37,691	$4,804	$2,189	$382	$3	$90,622
Foreign government	58,725	6,382	2,833	434	228	9	68,611
Foreign corporate	25,628	35,276	3,619	796	75	—	65,394
U.S. government and agency	51,088	556	—	—	—	—	51,644
RMBS	32,702	470	175	68	35	4	33,454
ABS	15,638	1,440	188	88	1	—	17,355
Municipals	14,368	569	21	—	—	—	14,958
CMBS	11,469	135	70	97	—	—	11,771
Total fixed maturity securities AFS	$255,171	$82,519	$11,710	$3,672	$721	$16	$353,809
Percentage of total	72.1%	23.3%	3.3%	1.1%	0.2%	—%	100.0%

December 31, 2019
U.S. corporate	$41,504	$37,915	$5,760	$2,199	$374	$1	$87,753
Foreign government	58,325	5,866	2,383	392	263	—	67,229
Foreign corporate	26,078	34,674	2,810	556	47	—	64,165
U.S. government and agency	41,577	507	—	—	—	—	42,084
RMBS	27,957	403	102	75	7	3	28,547
ABS	12,727	1,339	448	25	2	1	14,542
Municipals	12,397	624	32	—	—	—	13,053
CMBS	10,143	97	117	90	—	—	10,447
Total fixed maturity securities AFS	$230,708	$81,425	$11,652	$3,337	$693	$5	$327,820
Percentage of total	70.4%	24.8%	3.6%	1.0%	0.2%	—%	100.0%
U.S. and Foreign Corporate Fixed Maturity Securities AFS
We maintain a diversified portfolio of corporate fixed maturity securities AFS across industries and issuers. This portfolio did not have any exposure to any single issuer in excess of 1% of total investments at September 30, 2020. The top 10 holdings comprised 2% of total investments at both September 30, 2020 and December 31, 2019. The tables below present our U.S. and foreign corporate securities holdings by industry at:

	September 30, 2020		December 31, 2019
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$45,573	29.2%	$46,018	30.3%
Finance	35,804	22.9	34,776	22.9
Consumer	32,034	20.5	31,952	21.0
Utility	28,646	18.4	25,763	17.0
Communications	11,825	7.6	11,471	7.5
Other	2,134	1.4	1,938	1.3
Total	$156,016	100.0%	$151,918	100.0%
As a result of current economic conditions, including the effects of the COVID-19 Pandemic, we have experienced stress within certain sub-sectors of our industrial and consumer corporate securities portfolios, principally in Energy, Airports, Airlines, Cruise Lines / Leisure, Restaurants and Lodging. See “— Current Environment — Selected Country and Sector Investments.”

Structured Products
We held $62.6 billion and $53.5 billion of Structured Products, at estimated fair value, at September 30, 2020 and December 31, 2019, respectively, as presented in the RMBS, ABS and CMBS sections below.
RMBS
Our RMBS portfolio is diversified by security type and risk profile. The following table presents our RMBS portfolio by security type, risk profile and ratings profile at:

	September 30, 2020			December 31, 2019
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By security type:
Collateralized mortgage obligations	$17,569	52.5%	$1,502	$16,315	57.2%	$1,185
Pass-through mortgage-backed securities	15,885	47.5	619	12,232	42.8	311
Total RMBS	$33,454	100.0%	$2,121	$28,547	100.0%	$1,496
By risk profile:
Agency	$23,323	69.8%	$1,483	$19,563	68.5%	$797
Prime	1,842	5.5	32	1,142	4.0	48
Alt-A	3,662	10.9	286	3,323	11.7	347
Sub-prime	4,627	13.8	320	4,519	15.8	304
Total RMBS	$33,454	100.0%	$2,121	$28,547	100.0%	$1,496
Ratings profile:
Rated Aaa/AAA	$25,555	76.4%		$21,122	74.0%
Designated NAIC 1	$32,702	97.8%		$27,957	97.9%
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
Our RMBS holdings were comprised of 70% Agency securities that were all designated NAIC 1 and 30% of non-agency securities, of which 97% were designated NAIC 1, at September 30, 2020. As result of concerns about general economic conditions, including increased unemployment levels as result of the COVID-19 Pandemic, the unrealized gain on our non-agency RMBS holdings decreased during the nine months ended September 30, 2020, from an unrealized gain of $699 million at December 31, 2019 to an unrealized gain of $638 million at September 30, 2020. Our non-agency RMBS portfolio is defensively positioned with most of the portfolio concentrated in senior tranches with strong structural protections including credit enhancement in the form of capital structure subordination that is available to absorb losses before they impact the securities we own.
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

ABS
Our ABS portfolio is diversified by collateral type and issuer. The following table presents our ABS portfolio by collateral type and ratings profile at:

	September 30, 2020			December 31, 2019
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By collateral type:
Collateralized obligations (1)	$8,945	51.5%	$(131)	$7,974	54.8%	$(54)
Student loans	1,209	7.0	(13)	1,350	9.3	(5)
Consumer loans	1,456	8.4	36	1,181	8.1	9
Foreign residential loans	974	5.6	13	1,088	7.5	14
Automobile loans	1,320	7.6	20	813	5.6	7
Credit card loans	1,060	6.1	14	454	3.1	4
Other loans	2,391	13.8	56	1,682	11.6	20
Total	$17,355	100.0%	$(5)	$14,542	100.0%	$(5)
Ratings profile:
Rated Aaa/AAA	$10,038	57.8%		$7,711	53.0%
Designated NAIC 1	$15,638	90.1%		$12,727	87.5%
__________________
(1) Includes primarily collateralized loan obligations.
As a result of current economic conditions, including the effects of the COVID-19 Pandemic, causing increased concerns over leveraged lending, our $8.9 billion collateralized obligations securities portfolio, at estimated fair value, decreased in value during the nine months ended September 30, 2020, from an unrealized loss position of $54 million at December 31, 2019 to an unrealized loss position of $131 million at September 30, 2020. We have been actively repositioning this portfolio into higher quality, higher rated securities primarily collateralized by first lien senior secured loans. As a result, this portfolio includes strong structural protections, primarily credit enhancement in the form of capital structure subordination that is available to absorb losses before they impact the securities we own. We do not own equity tranches of such securities or combination notes in this portfolio. As we invest primarily in securities rated AAA, AA or A, 98% of this portfolio was investment grade rated at September 30, 2020.

CMBS
Our CMBS portfolio is comprised primarily of securities collateralized by multiple commercial mortgage loans and is diversified by property type, borrower, geography and vintage year. The following tables present our CMBS portfolio by NRSRO rating and vintage year. As of September 30, 2020, securities are presented net of ACL, reflecting the adoption of new guidance on January 1, 2020 regarding expected credit loss. As of December 31, 2019, securities are presented at amortized cost in accordance with the prior guidance. See Notes 1 and 6 of the Notes to the Interim Condensed Consolidated Financial Statements for further information.

	September 30, 2020
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value
	(Dollars in millions)
2003-2013	$1,050	$1,114	$1,001	$1,006	$358	$332	$37	$34	$32	$24	$2,478	$2,510
2014	434	464	473	491	141	138	—	—	—	—	1,048	1,093
2015	460	493	65	68	36	37	6	6	—	—	567	604
2016	283	310	70	73	54	51	—	—	—	—	407	434
2017	698	746	518	544	164	156	—	—	—	—	1,380	1,446
2018	1,740	1,925	658	705	227	224	42	41	—	—	2,667	2,895
2019	1,023	1,073	137	139	619	612	—	—	—	—	1,779	1,824
2020	542	554	230	240	144	142	29	29	—	—	945	965
Total	$6,230	$6,679	$3,152	$3,266	$1,743	$1,692	$114	$110	$32	$24	$11,271	$11,771
Ratings Distribution		56.7%		27.8%		14.4%		0.9%		0.2%		100.0%

	December 31, 2019
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003 - 2013	$1,109	$1,169	$973	$1,007	$368	$376	$37	$36	$52	$41	$2,539	$2,629
2014	372	389	486	502	114	119	—	—	—	—	972	1,010
2015	419	436	65	67	31	33	—	—	—	—	515	536
2016	285	298	71	73	55	56	—	—	—	—	411	427
2017	668	689	589	608	181	182	—	—	—	—	1,438	1,479
2018	1,713	1,804	704	739	240	249	22	22	—	—	2,679	2,814
2019	744	754	143	143	652	655	—	—	—	—	1,539	1,552
Total	$5,310	$5,539	$3,031	$3,139	$1,641	$1,670	$59	$58	$52	$41	$10,093	$10,447
Ratings Distribution		53.0%		30.0%		16.0%		0.6%		0.4%		100.0%
The tables above reflect NRSRO ratings including Moody’s Investors Service, S&P, Fitch Ratings and Morningstar, Inc. CMBS designated NAIC 1 were 97.4% and 97.1% of total CMBS at September 30, 2020 and December 31, 2019, respectively.
Evaluation of Fixed Maturity Securities AFS for Credit Loss, Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position and Credit Loss on Fixed Maturity Securities AFS Recognized in Earnings
See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information about the evaluation of fixed maturity securities AFS for credit loss, evaluation of fixed maturity securities AFS in an unrealized loss position without an ACL, rollforward of the ACL and gross gains and gross losses on fixed maturity securities AFS sold at and for the periods ended September 30, 2020.

Overview of Credit Loss on Fixed Maturity Securities AFS
Excluding the impact of securities with an ACL that were subsequently sold or exchanged and the related release of the ACL, the provision (release) for credit loss on fixed maturity securities AFS was ($2) million and $201 million for the three months and nine months ended September 30, 2020, respectively, as compared to $20 million and $30 million for the three months and nine months ended September 30, 2019, respectively. The provision (release) for credit loss on foreign government securities was ($4) million and $131 million for the three months and nine months ended September 30, 2020, respectively, which was concentrated in Argentine foreign currency denominated sovereign securities, as a result of their default in 2020. The provision for credit loss on U.S. corporate securities and foreign corporate securities was $4 million for the three months ended September 30, 2020 and $70 million for the nine months ended September 30, 2020, which were concentrated in industrial and consumer securities, as a result of market driven and issuer specific factors, primarily in the energy and transportation sectors in 2020. See “— Current Environment — Selected Country and Sector Investments.”
The release of the ACL for securities that were subsequently sold or exchanged was $100 million and $126 million for the three months and nine months ended September 30, 2020, respectively. Including the impact of these releases and impact of intent-to-sell impairments of $15 million and $61 million, respectively, the net provision (release) for credit loss on fixed maturity securities AFS was ($87) million and $136 million for the three months and nine months ended September 30, 2020, respectively.
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
Contractholder-Directed Equity Securities and Fair Value Option Securities
The estimated fair value of these investments, which are primarily comprised of Unit-linked investments, was $12.3 billion and $13.1 billion, or 2.3% and 2.7% of cash and invested assets, at September 30, 2020 and December 31, 2019, respectively. See Notes 6 and 8 of the Notes to the Interim Condensed Consolidated Financial Statements for a description of this portfolio, its fair value hierarchy and a rollforward of the fair value measurements for these investments measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
During the nine months ended September 30, 2020, the COVID-19 Pandemic contributed to financial market volatility, credit spread widening and equity market volatility. As a result, for the nine months ended September 30, 2020, the value of our Unit-linked investments and FVO Securities decreased, resulting in a mark-to-market loss of $83 million in net investment income, as the change in estimated fair value on these investments is recorded in net investment income.
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

Mortgage Loans
Our mortgage loans held for investment are principally collateralized by commercial, agricultural and residential properties. Mortgage loans held for investment are carried at amortized cost and the related ACL are summarized as follows at:

	September 30, 2020				December 31, 2019
	Amortized Cost	% of Total	ACL	% of Amortized Cost	Amortized Cost	% of Total	ACL	% of Amortized Cost
	(Dollars in millions)
Commercial	$51,448	61.8%	$211	0.4%	$49,624	61.5%	$246	0.5%
Agricultural	17,402	20.9	91	0.5%	16,695	20.7	52	0.3%
Residential	14,375	17.3	218	1.5%	14,316	17.8	55	0.4%
Total	$83,225	100.0%	$520	0.6%	$80,635	100.0%	$353	0.4%
The carrying value of all mortgage loans, net of ACL, was 15.6% and 16.4% of cash and invested assets at September 30, 2020 and December 31, 2019, respectively.
Our commercial, agricultural and residential mortgage loan portfolios are subject to uncertain market conditions, including the effects of the COVID-19 Pandemic and related economic slowdown. As a result, during the nine months ended September 30, 2020, we granted concessions (e.g., payment deferrals and other loan modifications) to certain of our commercial mortgage loan borrowers (principally in the hotel and retail sectors) and residential mortgage loan borrowers and, to a much lesser extent, some of our agricultural mortgage loan borrowers. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for further information regarding COVID-19 Pandemic-related mortgage loan concessions. See also “— Commercial Mortgage Loans by Geographic Region and Property Type.”
We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loan held-for-investment portfolios, 84% are collateralized by properties located in the United States, with the remaining 16% collateralized by properties located outside the United States, which includes 4% of properties located in the U.K. and 4% of properties located in Mexico, at September 30, 2020. The carrying values of our commercial and agricultural mortgage loans held-for-investment located in California, New York and Texas were 17%, 11% and 7%, respectively, of total commercial and agricultural mortgage loans held for investment at September 30, 2020. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loan held for investment portfolio in a similar manner to reduce risk of concentration, with 93% collateralized by properties located in the United States, and the remaining 7% collateralized by properties located outside the United States at September 30, 2020. The carrying values of our residential mortgage loans located in California, Florida, and New York were 35%, 9%, and 6%, respectively, of total residential mortgage loans at September 30, 2020.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The tables below present the diversification across geographic regions and property types of commercial mortgage loans held-for-investment at:

	September 30, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region:
Pacific	$10,374	20.2%	$10,169	20.5%
Non-U.S.	9,828	19.1	10,093	20.3
Middle Atlantic	8,234	16.0	8,302	16.7
South Atlantic	6,661	13.0	6,487	13.1
West South Central	3,973	7.7	4,255	8.6
East North Central	2,518	4.9	3,066	6.2
Mountain	1,753	3.4	1,602	3.2
New England	2,019	3.9	1,433	2.9
West North Central	635	1.2	607	1.2
East South Central	499	1.0	502	1.0
Multi-Region and Other	4,954	9.6	3,108	6.3
Total amortized cost	51,448	100.0%	49,624	100.0%
Less: ACL	211		246
Carrying value, net of ACL	$51,237		$49,378
Property Type:
Office	$23,657	46.0%	$22,925	46.2%
Retail	8,903	17.3	9,052	18.2
Apartment	8,651	16.8	8,212	16.6
Industrial	4,770	9.3	3,985	8.0
Hotel	3,361	6.5	3,471	7.0
Other	2,106	4.1	1,979	4.0
Total amortized cost	51,448	100.0%	49,624	100.0%
Less: ACL	211		246
Carrying value, net of ACL	$51,237		$49,378
Our commercial mortgage loan portfolio is well positioned with exposures concentrated in high quality underlying properties located in primary markets typically with institutional investors who are better positioned to manage their assets during periods of market volatility. Our portfolio is comprised primarily of lower risk loans with higher debt-service coverage ratios and lower loan-to-value ratios. See “— Mortgage Loan Credit Quality - Monitoring Process” for further information. Excluding loans with a COVID-19 Pandemic-related payment deferral, over 99% of our commercial mortgage loan portfolio was current and 100% of our hotel and retail commercial mortgage loan portfolio was current at September 30, 2020.
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
Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 57% and 55% at September 30, 2020 and December 31, 2019, respectively, and our average debt service coverage ratio was 2.4x at both September 30, 2020 and December 31, 2019. The debt service coverage ratio and the values utilized in calculating the ratio are updated routinely. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 47% at both September 30, 2020 and December 31, 2019. The values utilized in calculating our agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of our agricultural loan portfolio and are routinely updated.
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
In determining our ACL, management (i) pools mortgage loans that share similar risk characteristics, (ii) considers lifetime credit loss expected over the contractual term of our mortgage loans, as adjusted for expected prepayments and any extensions, and (iii) considers past events, current economic conditions and forecasts of future economic conditions. Actual credit loss realized could be different from the amount of the ACL recorded. These evaluations and assessments are revised as conditions change and new information becomes available, which can cause the ACL to increase or decrease over time as such evaluations are revised. Negative credit migration, including an actual or expected increase in the level of problem loans, will result in an increase in the ACL. Positive credit migration, including an actual or expected decrease in the level of problem loans, will result in a decrease in the ACL. See Notes 1 and 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information on how the ACL is established and monitored, and activity in and balances of the ACL, as of and for the nine months ended September 30, 2020 and 2019.
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
Real Estate and Real Estate Joint Ventures
Real estate and real estate joint ventures is comprised of wholly-owned real estate and joint ventures with interests in single property income-producing real estate, and, to a lesser extent, joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the operation of income-producing properties, as well as a runoff portfolio. The carrying value of real estate and real estate joint ventures was $11.6 billion and $10.7 billion, or 2.2% and 2.2% of cash and invested assets, at September 30, 2020 and December 31, 2019, respectively.

As a result of the COVID-19 Pandemic, certain of our real estate investments, principally hotel properties, experienced a reduction in income in the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019, respectively, and we expect a continuing income reduction for the fourth quarter of 2020 as compared to the prior year period. We lease investment real estate, principally commercial real estate, for office and retail use, through a variety of operating lease arrangements. In response to the COVID-19 Pandemic, during the nine months ended September 30, 2020, we granted lease concessions (e.g., rent payment deferrals) to some of our lessees. In addition, we have interests in certain unconsolidated real estate joint ventures which have granted COVID-19 Pandemic-related lease concessions. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for further information regarding COVID-19 Pandemic-related lease concessions.
Our real estate investments are typically stabilized properties that we intend to hold for the longer-term for portfolio diversification and long-term appreciation. Our real estate investment portfolio has significantly appreciated since acquisition to a $6.1 billion unrealized gain position at September 30, 2020 that is available to absorb valuation declines from the current economic conditions. We continuously monitor expected future cash flows of our real estate investments and incorporate them into our periodic impairment analyses. As a result of the COVID-19 Pandemic, we performed an impairment analyses during the nine months ended September 30, 2020, which included updated estimates of expected future cash flows. As a result of our impairment analyses, we recorded one impairment during the nine months ended September 30, 2020 for $13 million. This impairment was recorded in net investment income as the investment is in a real estate fund. There were no impairments recognized in net investment gains (losses) on real estate and real estate joint ventures for the nine months ended September 30, 2020. There were $6 million in impairments recognized for the nine months ended September 30, 2019.
We diversify our real estate investments by both geographic region and property type to reduce risk of concentration. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for a summary of real estate investments, by income type, as well as income earned.
Other Limited Partnership Interests
Other limited partnership interests are comprised of investments in private funds, including private equity funds and hedge funds. At September 30, 2020 and December 31, 2019, the carrying value of other limited partnership interests was $8.6 billion and $7.7 billion, which included $627 million and $575 million of hedge funds, respectively. Other limited partnership interests were 1.61% and 1.57% of cash and invested assets at September 30, 2020 and December 31, 2019, respectively. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds.
We use the equity method of accounting for most of our private equity funds. We generally recognize our share of a private equity fund’s earnings in net investment income on a three-month lag when the information is reported to us. Accordingly, declines in the equity markets, which can impact the underlying results of these private equity funds, are recorded in our net investment income on a three-month lag. As a result of declines in the equity market in the first quarter of 2020, which were reported to us in the second quarter of 2020 by our investees, we recorded negative net investment income of $607 million on our private equity and hedge fund investments during the three months ended June 30, 2020. As a result of increases in the equity market in the second quarter of 2020, which were reported to us in the third quarter of 2020 by our investees, we recorded net investment income of $578 million on our private equity and hedge fund investments during the three months ended September 30, 2020. For a discussion of our expectation of the impact of the equity market increases in the third quarter of 2020 on our private equity returns in the fourth quarter of 2020, see “— Executive Summary — Consolidated Company Outlook.”

Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	September 30, 2020		December 31, 2019
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$13,882	61.6%	$10,084	53.0%
Tax credit and renewable energy partnerships	1,788	7.9	1,993	10.5
Annuities funding structured settlement claims	1,261	5.6	1,271	6.7
Direct financing leases	1,208	5.4	1,247	6.6
Leveraged leases	906	4.0	1,052	5.4
Operating joint ventures	759	3.4	838	4.4
FHLB common stock	847	3.8	809	4.3
Funds withheld	492	2.2	470	2.5
Other	1,401	6.1	1,251	6.6
Total	$22,544	100.0%	$19,015	100.0%
Percentage of cash and invested assets	4.2%		3.9%
Our direct financing and leveraged lease portfolios are subject to uncertain market conditions, including the effects of the COVID-19 Pandemic and related economic slowdown. In response to the COVID-19 Pandemic, during the nine months ended September 30, 2020, we granted lease concessions, primarily in the form of rent deferrals, to some of our lessees. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for further information regarding COVID-19 Pandemic-related direct financing lease concessions.
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
Derivatives
Derivative Risks
We are exposed to various risks relating to our ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. We use a variety of strategies to manage these risks, including the use of derivatives. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for:
•A comprehensive description of the nature of our derivatives, including the strategies for which derivatives are used in managing various risks.
•Information about the primary underlying risk exposure, gross notional amount, and estimated fair value of our derivatives by type of hedge designation, excluding embedded derivatives held at September 30, 2020 and December 31, 2019.
•The statement of operations effects of derivatives in net investments in foreign operations, cash flow, fair value, or nonqualifying hedge relationships for the three months and nine months ended September 30, 2020 and 2019.
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
Derivatives categorized as Level 3 at September 30, 2020 include: interest rate forwards with maturities which extend beyond the observable portion of the yield curve; interest rate total return swaps with unobservable repurchase rates; foreign currency swaps and forwards with certain unobservable inputs, including the unobservable portion of the yield curve; credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; and equity index options with unobservable correlation inputs. At September 30, 2020, less than 1% of the estimated fair value of our derivatives was priced through independent broker quotations.
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for a rollforward of the fair value measurements for derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
The gain (loss) on Level 3 derivatives primarily relates to interest rate total return swaps with observable interest rates. Other significant inputs, which are observable, include equity index levels and equity volatility, partially offset by currency volatility in foreign currency derivatives. We validate the reasonableness of these inputs by valuing the positions using internal models and comparing the results to broker quotations.
The gain (loss) on Level 3 derivatives, percentage of gain (loss) attributable to observable and unobservable inputs, and the primary drivers of observable gain (loss) are summarized as follows:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Gain (loss) recognized in net income (loss) (in millions)	$61	$163
Approximate percentage of gain (loss) attributable to observable inputs	14%	77%
Primary drivers of observable gain (loss)	Decreases in interest rates on interest rate total return swaps partially offset by increases in certain equity index levels on equity derivatives.	Decreases in interest rates on interest rate total return swaps and decreases in certain equity index levels on equity derivatives.
Approximate percentage of gain (loss) attributable to unobservable inputs	86%	23%
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

Credit Derivatives
The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	September 30, 2020		December 31, 2019
Credit Default Swaps	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Purchased	$2,986	$(77)	$2,944	$(98)
Written	9,532	146	11,520	271
Total	$12,518	$69	$14,464	$173
The following table presents the gross gains, gross losses and net gains (losses) recognized in net derivative gains (losses) for credit default swaps as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2020			2019			2020			2019
Credit Default Swaps	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)
	(In millions)
Purchased (1)	$—	$(8)	$(8)	$—	$(5)	$(5)	$37	$(33)	$4	$1	$(26)	$(25)
Written (1)	2	(11)	(9)	4	(8)	(4)	31	(189)	(158)	193	(11)	182
Total	$2	$(19)	$(17)	$4	$(13)	$(9)	$68	$(222)	$(154)	$194	$(37)	$157
__________________
(1)Gains (losses) do not include earned income (expense) on credit default swaps.
The unfavorable change in net gains (losses) on written credit default swaps of $340 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was due to certain credit spreads on certain credit default swaps used as replications widening in the current period as compared to narrowing in the prior period.
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
Securities lending and repurchase agreements: Periodically we receive non-cash collateral for securities lending and repurchase agreements from counterparties and which is not reflected on our consolidated financial statements. The amount of this non-cash collateral was $14 million and $0 at estimated fair value at September 30, 2020 and December 31, 2019, respectively.
Third-party custodian administered repurchase programs: We loan certain of our fixed maturity securities AFS to unaffiliated financial institutions and, in exchange, non-cash collateral is put on deposit by the unaffiliated financial institutions on our behalf with third-party custodians. The estimated fair value of securities loaned in connection with these transactions was $17 million and $85 million at September 30, 2020 and December 31, 2019, respectively. Non-cash collateral on deposit with third-party custodians on our behalf was $18 million and $90 million, at estimated fair value, at September 30, 2020 and December 31, 2019, respectively, which cannot be sold or re-pledged, and which is not reflected on our consolidated balance sheets.
Derivatives: We enter into derivatives to manage various risks relating to our ongoing business operations. We receive non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which is not reflected on our consolidated balance sheets. The amount of this non-cash collateral was $1.7 billion, at estimated fair value, at both September 30, 2020 and December 31, 2019. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” and Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
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
EMEA
Future policy benefits for this segment include unearned premium reserves for group life and medical and credit insurance contracts. Future policy benefits are also held for traditional life, endowment and annuity contracts with significant mortality risk and accident & health contracts. Factors impacting these liabilities include lower than expected asset reinvestment rates, market volatility, actual lapses resulting in lower than expected income, and actual mortality or morbidity resulting in higher than expected benefit payments. We mitigate our risks by having premiums which are adjustable or cancellable in some cases, applying various ALM strategies and by the use of reinsurance.
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Group Benefits:

	September 30, 2020
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$4,965	$4,838
Equal to or greater than 2% but less than 4%	$1,642	$1,607
Equal to or greater than 4%	$779	$751
Retirement and Income Solutions
Policyholder account balances in this business are held largely for investment-type products, mainly funding agreements, as well as postretirement benefits and corporate owned life insurance to fund non-qualified benefit programs for executives. Interest crediting rates vary by type of contract and can be fixed or variable. Variable interest crediting rates are generally tied to an external index, most commonly (1-month or 3-month) LIBOR or Secured Overnight Financing Rate. We are exposed to interest rate risks, as well as foreign currency exchange rate risk, when guaranteeing payment of interest and return of principal at the contractual maturity date. We may invest in floating rate assets or enter into receive-floating interest rate swaps, also tied to external indices, as well as interest rate caps, to mitigate the impact of changes in market interest rates. We also mitigate our risks by applying various ALM strategies and seek to hedge all foreign currency exchange rate risk through the use of foreign currency hedges, including cross currency swaps.
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for RIS:

	September 30, 2020
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$148	$—
Equal to or greater than 2% but less than 4%	$1,060	$107
Equal to or greater than 4%	$4,598	$4,391
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

The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Asia:

	September 30, 2020
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Annuities:
Greater than 0% but less than 2%	$30,193	$1,350
Equal to or greater than 2% but less than 4%	$1,013	$381
Equal to or greater than 4%	$1	$1
Life & Other:
Greater than 0% but less than 2%	$12,597	$12,135
Equal to or greater than 2% but less than 4%	$30,258	$9,631
Equal to or greater than 4%	$279	$279
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for the MetLife Holdings segment:

	September 30, 2020
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$1,291	$1,230
Equal to or greater than 2% but less than 4%	$17,837	$15,970
Equal to or greater than 4%	$7,683	$6,850

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
The table below presents the carrying value for guarantees at:

	Future Policy Benefits		Policyholder Account Balances
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
	(In millions)
Asia
GMDB	$5	$3	$—	$—
GMAB	—	—	39	34
GMWB	38	34	151	143
EMEA
GMDB	6	3	—	—
GMAB	—	—	40	25
GMWB	33	15	(2)	(62)
MetLife Holdings
GMDB	442	335	—	—
GMIB	986	756	602	110
GMAB	—	—	1	(1)
GMWB	168	125	636	375
Total	$1,678	$1,271	$1,467	$624

The carrying amounts for guarantees included in policyholder account balances above include nonperformance risk adjustments of $210 million and $147 million at September 30, 2020 and December 31, 2019, respectively. These nonperformance risk adjustments represent the impact of including a credit spread when discounting the underlying risk-neutral cash flows to determine the estimated fair values. The nonperformance risk adjustment does not have an economic impact on us as it cannot be monetized given the nature of these policyholder liabilities. The change in valuation arising from the nonperformance risk adjustment is not hedged.
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
GMDBs
We offer a range of GMDBs to our contractholders. The table below presents GMDBs, by benefit type, at September 30, 2020:

	Total Account Value (1)
	Asia & EMEA	MetLife Holdings
	(In millions)
Return of premium or five to seven year step-up	$7,489	$45,383
Annual step-up	—	3,002
Roll-up and step-up combination	—	5,370
Total	$7,489	$53,755
__________________
(1)Total account value excludes $609 million for contracts with no GMDBs. The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed for GMDBs and for living benefit guarantees are not mutually exclusive.
Based on total account value, less than 18% of our GMDBs included enhanced death benefits such as the annual step-up or roll-up and step-up combination products at September 30, 2020.

Living Benefit Guarantees
The table below presents our living benefit guarantees based on total account values at September 30, 2020:

	Total Account Value (1)
	Asia & EMEA	MetLife Holdings
	(In millions)
GMIB	$—	$20,026
GMWB - non-life contingent (2)	1,105	2,325
GMWB - life-contingent	3,287	8,837
GMAB	1,751	185
Total	$6,143	$31,373
__________________
(1)Total account value excludes $24.3 billion for contracts with no living benefit guarantees. The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed for GMDBs and for living benefit guarantee amounts are not mutually exclusive.
(2)The Asia and EMEA segments include the non-life contingent portion of the GMWB total account value of $1.1 billion with a guarantee at annuitization.
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
The table below presents our GMIB associated total account values, by their guaranteed payout basis, at September 30, 2020:

Total Account Value
(In millions)
7-year setback, 2.5% interest rate	$5,749
7-year setback, 1.5% interest rate	923
10-year setback, 1.5% interest rate	4,027
10-year mortality projection, 10-year setback, 1.0% interest rate	7,918
10-year mortality projection, 10-year setback, 0.5% interest rate	1,409
$20,026
The annuitization interest rates on GMIBs have been decreased from 2.5% to 0.5% over time, partially in response to the low interest rate environment, accompanied by an increase in the setback period from seven years to 10 years and the introduction of a 10-year mortality projection.
Additionally, 40% of the $20.0 billion of GMIB total account value has been invested in managed volatility funds as of September 30, 2020. These funds seek to manage volatility by adjusting the fund holdings within certain guidelines based on capital market movements. Such activity reduces the overall risk of the underlying funds while maintaining their growth opportunities. These risk mitigation techniques reduce or eliminate the need for us to manage the funds’ volatility through hedging or reinsurance.
Our GMIB products typically have a waiting period of 10 years to be eligible for annuitization. As of September 30, 2020, only 24% of our contracts with GMIBs were eligible for annuitization. The remaining contracts are not eligible for annuitization for an average of three years.

Once eligible for annuitization, contractholders would be expected to annuitize only if their contracts were in-the-money. We calculate in-the-moneyness with respect to GMIBs consistent with net amount at risk as discussed in Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements, by comparing the contractholders’ income benefits based on total account values and current annuity rates versus the guaranteed income benefits. The net amount at risk was $713 million at September 30, 2020, of which $640 million was related to GMIBs. For those contracts with GMIB, the table below presents details of contracts that are in-the-money and out-of-the-money at September 30, 2020:

	In-the- Moneyness	Total Account Value	% of Total
	(In millions)
In-the-money	30% or greater	$623	3.1%
	20% to less than 30%	391	2.0%
	10% to less than 20%	737	3.7%
	0% to less than 10%	1,500	7.5%
		3,251
Out-of-the-money	-10% to 0%	2,427	12.1%
	-20% to less than -10%	4,385	21.9%
	Greater than -20%	9,963	49.7%
		16,775
Total GMIBs		$20,026
Derivatives Hedging Variable Annuity Guarantees
Our risk mitigating hedging strategy uses various over-the-counter and exchange traded derivatives. The table below presents the gross notional amount, estimated fair value and primary underlying risk exposure of the derivatives hedging our variable annuity guarantees:

	Instrument Type	September 30, 2020			December 31, 2019
Primary Underlying Risk Exposure		Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Interest rate	Interest rate swaps	$14,823	$80	$35	$8,639	$73	$16
	Interest rate futures	1,534	1	1	1,678	3	3
	Interest rate options	888	232	—	838	209	—
Foreign currency exchange rate	Foreign currency forwards	1,741	12	10	1,644	16	24
	Currency options	—			1	—	—
Equity market	Equity futures	4,647	5	28	4,127	5	8
	Equity index options	6,580	466	427	8,775	473	667
	Equity variance swaps	1,086	32	13	1,115	23	19
	Equity total return swaps	1,594	7	37	761	—	70
	Total	$32,893	$835	$551	$27,578	$802	$807
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
Short-term Liquidity
We maintain a substantial short-term liquidity position, which was $12.2 billion and $9.8 billion at September 30, 2020 and December 31, 2019, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed, including amounts received in connection with securities lending, repurchase agreements, derivatives, and secured borrowings, as well as amounts held in the closed block.
Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets, which was $235.5 billion and $221.4 billion at September 30, 2020 and December 31, 2019, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, repurchase agreements, derivatives, regulatory deposits, the collateral financing arrangement, funding agreements and secured borrowings, as well as amounts held in the closed block.
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

	Nine Months Ended September 30,
	2020	2019
	(In millions)
Sources:
Operating activities, net	$6,486	$8,605
Net change in policyholder account balances	8,770	4,990
Net change in payables for collateral under securities loaned and other transactions	8,025	3,703
Cash received for other transactions with tenors greater than three months	150	125
Long-term debt issued	1,124	1,382
Financing element on certain derivative instruments and other derivative related transactions, net	—	18
Preferred stock issued, net of issuance costs	1,961	—
Other, net	129	—
Effect of change in foreign currency exchange rates on cash and cash equivalents	6	—
Total sources	26,651	18,823
Uses:
Investing activities, net	16,407	10,493
Cash paid for other transactions with tenors greater than three months	175	200
Long-term debt repaid	95	901
Collateral financing arrangement repaid	69	47
Financing element on certain derivative instruments and other derivative related transactions, net	108	—
Treasury stock acquired in connection with share repurchases	580	2,035
Dividends on preferred stock	168	121
Dividends on common stock	1,242	1,237
Other, net	—	100
Effect of change in foreign currency exchange rates on cash and cash equivalents	—	58
Total uses	18,844	15,192
Net increase (decrease) in cash and cash equivalents	$7,807	$3,631

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
Common Stock
For the nine months ended September 30, 2020 and 2019, MetLife, Inc. issued 3,040,195 and 5,023,492 new shares of its common stock, respectively, for $118 million and $170 million, respectively, to satisfy various stock option exercises and other stock-based awards.
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

Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances
Certain of our U.S. insurance subsidiaries are members of a regional FHLB. For the nine months ended September 30, 2020 and 2019, we issued $27.8 billion and $25.0 billion, respectively, and repaid $26.9 billion and $25.0 billion, respectively, of funding agreements with certain regional FHLBs. At September 30, 2020 and December 31, 2019, total obligations outstanding under these funding agreements were $16.3 billion and $15.3 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report.
Federal Home Loan Bank Advance Agreements, Reported in Payables for Collateral Under Securities Loaned and Other Transactions
For the nine months ended September 30, 2020 and 2019, we borrowed $2.2 billion and $2.3 billion, respectively, and repaid $2.2 billion and $2.3 billion, respectively, under advance agreements with the FHLB of Boston. At both September 30, 2020 and December 31, 2019, total obligations outstanding under these advance agreements were $800 million. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements.
Special Purpose Entity Funding Agreements, Reported in Policyholder Account Balances
We issue fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. For the nine months ended September 30, 2020 and 2019, we issued $31.7 billion and $27.8 billion, respectively, and repaid $27.5 billion and $27.3 billion, respectively, under such funding agreements. At September 30, 2020 and December 31, 2019, total obligations outstanding under these funding agreements were $39.6 billion and $34.6 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report.
Federal Agricultural Mortgage Corporation Funding Agreements, Reported in Policyholder Account Balances
We have issued funding agreements to a subsidiary of the Federal Agricultural Mortgage Corporation. The obligations under all such funding agreements are secured by a pledge of certain eligible agricultural mortgage loans. For the nine months ended September 30, 2020 and 2019, we issued $250 million and $700 million, respectively, and repaid $425 million and $700 million, respectively, under such funding agreements. At September 30, 2020 and December 31, 2019, total obligations outstanding under these funding agreements were $2.4 billion and $2.6 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report.
Debt Issuances
See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements for information on a senior note issuance.
Credit and Committed Facilities
At September 30, 2020, we maintained a $3.0 billion unsecured revolving credit facility and certain committed facilities aggregating $3.3 billion, of which MetLife, Inc. is a party and/or guarantor. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
The unsecured revolving credit facility is used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At September 30, 2020, we had outstanding $461 million in letters of credit and no drawdowns against this facility. Remaining availability was $2.5 billion at September 30, 2020.
The committed facilities are used as collateral for certain of our affiliated reinsurance liabilities. At September 30, 2020, we had outstanding $2.9 billion in letters of credit and no drawdowns against these facilities. Remaining availability was $423 million at September 30, 2020.
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

Outstanding Debt Under Global Funding Sources
The following table summarizes our outstanding debt, excluding long-term debt relating to CSEs, at:

	September 30, 2020	December 31, 2019
	(In millions)
Short-term debt (1)	$351	$235
Long-term debt (2)	$14,534	$13,461
Collateral financing arrangement	$924	$993
Junior subordinated debt securities	$3,152	$3,150
__________________
(1)Includes $251 million and $136 million of debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at September 30, 2020 and December 31, 2019, respectively. Certain subsidiaries have pledged assets to secure this debt.
(2)Includes $465 million and $403 million of debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at September 30, 2020 and December 31, 2019, respectively. Certain investment subsidiaries have pledged assets to secure this debt.
Debt and Facility Covenants
Certain of our debt instruments and committed facilities, as well as our unsecured revolving credit facility, contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all applicable financial covenants at September 30, 2020.
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
Preferred Stock Redemption
See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the partial redemption of the Series C preferred stock.
Common Stock Repurchases
See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for information relating to authorizations by the Board of Directors to repurchase MetLife, Inc. common stock, amounts of common stock repurchased pursuant to such authorizations for the nine months ended September 30, 2020 and 2019, and the amount remaining under such authorizations at September 30, 2020.
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
Dividends
For the nine months ended September 30, 2020 and 2019, MetLife, Inc. paid dividends on its preferred stock of $168 million and $121 million, respectively. For both the nine months ended September 30, 2020 and 2019, MetLife, Inc. paid $1.2 billion of dividends on its common stock. See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the calculation and timing of these dividend payments.

Dividends are paid quarterly on MetLife, Inc.’s Floating Rate Non-Cumulative Preferred Stock, Series A. Dividends were paid semi-annually on Series C preferred stock, until June 15, 2020 and, thereafter, are paid quarterly. Dividends are paid semi-annually on MetLife, Inc.’s 5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D, until March 15, 2028 and, thereafter, will be paid quarterly. Dividends are paid quarterly on MetLife, Inc.’s 5.625% Non-Cumulative Preferred Stock, Series E. Dividends are paid quarterly on Series F preferred stock, commencing on June 15, 2020. Dividends are paid semi-annually on MetLife, Inc.’s 3.85% Fixed Rate Reset Non-Cumulative Preferred Stock, Series G, commencing on March 15, 2021.
The declaration and payment of common stock dividends are subject to the discretion of our Board of Directors, and will depend on MetLife, Inc.’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries and other factors deemed relevant by the Board of Directors. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report for additional information. See also Note 16 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding a common stock dividend declared subsequent to September 30, 2020.
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
Debt Repayments
For the nine months ended September 30, 2020 and 2019, following regulatory approval, MetLife Reinsurance Company of Charleston, a wholly-owned subsidiary of MetLife, Inc., repurchased and canceled $69 million, and $47 million, respectively, in aggregate principal amount of its surplus notes, which were reported in collateral financing arrangement on the consolidated balance sheets.
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

Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, property and casualty, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the MetLife Holdings segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. For the nine months ended September 30, 2020 and 2019, general account surrenders and withdrawals from annuity products were $953 million and $1.3 billion, respectively. In the RIS business within the U.S. segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the RIS business products that provide customers with limited rights to accelerate payments, at September 30, 2020 there were funding agreements totaling $122 million that could be put back to the Company.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At September 30, 2020 and December 31, 2019, we had received pledged cash collateral from counterparties of $10.4 billion and $6.3 billion, respectively. At September 30, 2020 and December 31, 2019, we had pledged cash collateral to counterparties of $277 million and $275 million, respectively. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information about collateral pledged to us, collateral we pledge and derivatives subject to credit contingent provisions.
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
Securities Lending and Repurchase Agreements
We participate in a securities lending program and in short-term repurchase agreements whereby securities are loaned to unaffiliated financial institutions. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Through these arrangements, we were liable for cash collateral under our control of $23.6 billion and $19.7 billion at September 30, 2020 and December 31, 2019, respectively, including a portion that may require the immediate return of cash collateral we hold. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements.
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
Acquisitions
For information regarding the pending acquisition of Versant Health, see Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.
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
Liquid Assets
At September 30, 2020 and December 31, 2019, MetLife, Inc., collectively with other MetLife holding companies, had $7.8 billion and $4.2 billion, respectively, in liquid assets. Of these amounts, $6.1 billion and $3.0 billion were held by MetLife, Inc. and $1.7 billion and $1.2 billion were held by other MetLife holding companies at September 30, 2020 and December 31, 2019, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with derivatives and a collateral financing arrangement.
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

The table below sets forth the dividends permitted to be paid in 2020 by MetLife, Inc.’s primary U.S. insurance subsidiaries without insurance regulatory approval and the actual dividends paid for the nine months ended September 30, 2020:

Company	Paid (1)	Permitted Without Approval (2)
	(In millions)
Metropolitan Life Insurance Company	$2,007	$3,272
American Life Insurance Company	$—	$—
Metropolitan Property and Casualty Insurance Company	$250	$114
Metropolitan Tower Life Insurance Company	$—	$149
__________________
(1)Reflects all amounts paid, including those where regulatory approval was obtained as required.
(2)Reflects dividend amounts that may be paid during 2020 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2020, some or all of such dividends may require regulatory approval.
In addition to the amounts presented in the table above, for the nine months ended September 30, 2020, MetLife, Inc. also received from certain other subsidiaries cash dividends of $21 million, as well as cash returns of capital of $7 million.
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
Long-term Debt Outstanding
The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	September 30, 2020	December 31, 2019
	(In millions)
Long-term debt — unaffiliated	$13,404	$12,379
Long-term debt — affiliated (1)	$2,033	$1,976
Junior subordinated debt securities	$2,460	$2,458
__________________
(1)In June 2020, MetLife, Inc. issued a new $250 million senior unsecured floating rate note to MetLife Insurance K.K. The senior unsecured floating rate note matures in June 2025 and bears interest at a variable rate of three-month LIBOR plus 1.82%, payable quarterly. In September 2020, MetLife, Inc. repaid in cash at maturity its ¥26.5 billion 0.82% senior note issued to MLIC.

Debt and Facility Covenants
Certain of MetLife, Inc.’s debt instruments and committed facilities, as well as its unsecured revolving credit facility, contain various administrative, reporting, legal and financial covenants. MetLife, Inc. believes it was in compliance with all applicable financial covenants at September 30, 2020.
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
Affiliated Capital and Debt Transactions
For the nine months ended September 30, 2020 and 2019, MetLife, Inc. invested a net amount of $177 million and $45 million, respectively, in various subsidiaries.
MetLife, Inc. lends funds, as necessary, through credit agreements or otherwise to its subsidiaries and affiliates, some of which are regulated, to meet their capital requirements or to provide liquidity. MetLife, Inc. had loans to subsidiaries outstanding of $0 and $100 million at September 30, 2020 and December 31, 2019, respectively. In June 2020, the $100 million loan was repaid at maturity.
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
Adjusted earnings and related measures:
•adjusted earnings;
•adjusted earnings available to common shareholders; and
•adjusted earnings available to common shareholders on a constant currency basis.
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
In addition, adjusted earnings available to common shareholders excludes the impact of preferred stock redemption premium, which is reported as a reduction to net income (loss) available to MetLife, Inc.’s common shareholders.
Return on equity, allocated equity and related measures:
•Total MetLife, Inc.’s common stockholders’ equity, excluding AOCI other than FCTA, is defined as total MetLife, Inc.’s common stockholders’ equity, excluding the net unrealized investment gains (losses) and defined benefit plans adjustment components of AOCI, net of income tax.
•Adjusted return on MetLife, Inc.’s common stockholders’ equity is defined as adjusted earnings available to common shareholders divided by MetLife, Inc.’s average common stockholders’ equity.
•Adjusted return on MetLife, Inc.’s common stockholders’ equity, excluding AOCI other than FCTA, is defined as adjusted earnings available to common shareholders divided by MetLife, Inc.’s average common stockholders’ equity, excluding AOCI other than FCTA.
•Allocated equity is the portion of MetLife, Inc.’s common stockholders’ equity that management allocates to each of its segments and sub-segments based on local capital requirements and economic capital. See “— Economic Capital.” Allocated equity excludes the impact of AOCI other than FCTA.
The above measures represent a level of equity consistent with the view that, in the ordinary course of business, we do not plan to sell most investments for the sole purpose of realizing gains or losses. Also, refer to the utilization of adjusted earnings and components of, or other financial measures based on, adjusted earnings mentioned above.

Expense ratio and direct expense ratio:
•Expense ratio: other expenses, net of capitalization of DAC, divided by premiums, fees and other revenues.
•Direct expense ratio: adjusted direct expenses divided by adjusted premiums, fees and other revenues. Direct expenses are comprised of employee-related costs, third party staffing costs, and general and administrative expenses.
•Direct expense ratio, excluding total notable items related to direct expenses and pension risk transfers: adjusted direct expenses excluding total notable items related to direct expenses, divided by adjusted premiums, fees and other revenues, excluding pension risk transfers.
The following additional information is relevant to an understanding of our performance results and outlook:
•We sometimes refer to sales activity for various products. These sales statistics do not correspond to revenues under GAAP, but are used as relevant measures of business activity. Further, sales statistics for our Latin America, Asia and EMEA segments are on a constant currency basis.
•Near-term represents one to three years.
•We refer to observable forward yield curves as of a particular date in connection with making our estimates for future results. The observable forward yield curves at a given time are based on implied future interest rates along a range of interest rate durations. This includes the 10-year U.S. Treasury rate which we use as a benchmark rate to describe longer-term interest rates used in our estimates for future results.
•Notable items represent a positive (negative) impact to adjusted earnings available to common shareholders. Notable items reflect the unexpected impact of events that affect MetLife’s results, but that were unknown and that MetLife could not anticipate when it devised its business plan. Notable items also include certain items regardless of the extent anticipated in the business plan, to help investors have a better understanding of MetLife’s results and to evaluate and forecast those results.
•The Company uses a measure of free cash flow to facilitate an understanding of its ability to generate cash for reinvestment into its businesses or use in non-mandatory capital actions. The Company defines free cash flow as the sum of cash available at MetLife’s holding companies from dividends from operating subsidiaries, expenses and other net flows of the holding companies (including capital contributions to subsidiaries), and net contributions from debt to be at or below target leverage ratios. This measure of free cash flow is prior to capital actions, such as common stock dividends and repurchases, debt reduction and mergers and acquisitions. Free cash flow should not be viewed as a substitute for net cash provided by (used in) operating activities calculated in accordance with GAAP. The free cash flow ratio is typically expressed as a percentage of annual adjusted earnings available to common shareholders.
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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
See Note 15 of the Notes to the Interim Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
Certain factors that may affect the Company’s business or operations are described under “Risk Factors” in Part I, Item 1A, of the 2019 Annual Report, as amended or supplemented here.
Pandemic Risks
The Course of the Novel Coronavirus (COVID-19) Pandemic, and Responses to It, Are Uncertain and Difficult to Predict, But Have Adversely Affected and May Continue to Adversely Affect Our Business, Results of Operations, and Financial Condition
Major public health issues, including the COVID-19 Pandemic, have caused and may continue to cause many illnesses and deaths. Various government bodies in any number of jurisdictions, their representatives, regulators, executive branch officials, legislators, courts, employee representatives, arbitrators, mediators and other persons exercising governmental, political, or related authority or influence (collectively, “Authorities”) and other organizations may not effectively respond to the spread and severity of the COVID-19 Pandemic, and their actions and the resulting impacts are unpredictable. In addition, efforts to successfully develop and make available treatments, vaccines, or other therapeutics may be prolonged, and some or all these efforts may never succeed. The ultimate spread, duration, and severity of the COVID-19 Pandemic, and of Authorities’ actions to address it, are uncertain, and may persist. Adverse conditions may worsen over time. Actions to respond to the COVID-19 Pandemic have reduced and altered economic activity and financial markets. New information may indicate an increasing severity and longer duration of the COVID-19 Pandemic or other public health issues. Authorities’, businesses’, and societal reactions to new developments may increase the severity or duration of the COVID-19 Pandemic and its effects. Authorities may not adequately balance the risk that the COVID-19 Pandemic will worsen against the risks and benefits of loosening restrictions or returning to previous levels of economic activity, and this may result in prolonged pandemic conditions or less than optimal levels of economic activity.
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
Low, zero, or negative interest rates, yields and returns, reduced liquidity and a continued slowdown in U.S. or global economic conditions, and COVID-19 Pandemic-related actions, have affected the values and cash flows of assets in our investment portfolio, in some cases adversely, and may continue to do so, especially if prolonged. Such conditions, whether due to the COVID-19 Pandemic or efforts to counter it or its impact, may make any of the effects we have described for low interest rates, yields, and returns more severe. Conversely, Authorities’ actions, including activity by the U.S. Federal Reserve and other central banks, in response to the COVID-19 Pandemic could cause inflation to be higher than we expected, which could require us to strengthen certain reserves.

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
The COVID-19 Pandemic has increased, and may continue to increase, claims under many of our policies (for example, life, disability, leave, long-term care, and supplemental health products) and our resulting costs. The impact on claims in each quarter may be far greater than in prior quarters. In addition, an increased number of policyholders and contractholders may have less income or assets, and as a result have difficulty paying premiums and fees. Authorities may continue to require (or suggest) “no lapse” in policy coverage for uncertain or prolonged periods of time, or impose new such requirements, regardless of whether we receive premiums or are able to assess fees against policyholder account balances. Legal and regulatory responses to the COVID-19 Pandemic and related public health issues may also include the extension of insurance coverage beyond our policy or contract language, and/or changes to insurance policy conditions such as premium grace periods, suspension of cancellations, and extensions of proof of loss deadlines. Authorities may also continue to purport to change policy coverage, including retroactively, exposing us to risks and costs we were unable to foresee or underwrite. We may also continue to voluntarily (or in response to requirements, guidance, or pressure) adopt customer accommodations, such as waiving exclusions, forgoing rate increases or implementing lower rate increases than we would otherwise, relaxation of claim documentation requirements, relaxation of eligibility criteria, premium credit, or accommodations for customers experiencing economic or other distress as a result of the COVID-19 Pandemic. Authorities may also limit the bases of our underwriting on public policy or other grounds, excluding factors such as exposure, quarantine, infection, and association with anyone suffering any COVID-19 Pandemic-related conditions. Our New York regulator's annual letter on Special Considerations that affects year-end asset adequacy testing may impose unforeseen assumptions or requirements that require us to increase or release reserves, which could affect our statutory capital and surplus.
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
We have incurred, and may continue to incur, increased administrative expenses as a result of the COVID-19 Pandemic and Authorities’ efforts to respond to it. These conditions may affect our employees, agents, brokers and distribution partners, as well as the workforces of our vendors, service providers and counterparties. We may have difficulties conducting our business, including continued challenges in selling some of our products, such as those traditionally sold in person. We may find it difficult or impossible to obtain required or appropriate signatures from our representatives, customers, or others for a variety of purposes, including property title-related or other filings with Authorities, increasing the uncertainties and risks from a variety of transactions, such as product sales, regulatory matters, or real estate-related transactions. We may face increased workplace safety costs and risks, lose access to critical employees, and face increased employment-related claims and employee-relations challenges, each of which may increase when our employees begin to return to our workplaces. Any of the third parties to whom we outsource certain critical business activities may fail to perform as a result of the COVID-19 Pandemic or claim that it cannot perform due to a force majeure.

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
The COVID-19 Pandemic could affect our internal controls. We have developed, and may continue to develop, new and less-seasoned processes, procedures, and controls to respond to changes in our business environment. Limitations or difficulties in employee remote work arrangements may affect our ability to operate our internal controls. If any employees who are key to our controls become ill from the COVID-19 Pandemic and are unable to work, this may also affect our internal controls.
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
In addition, any of the direct or indirect effects of the COVID-19 Pandemic may persist or cause related or consequential long-term economic, social, political, policy, regulatory, business, demographic, or other changes we can not or do not accurately predict, for which we can not or do not adequately prepare, and to which we can not or do not effectively adjust.
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
Economic Environment and Capital Markets Risks
Difficult Economic Conditions May Harm Our Businesses, Results of Operations or Financial Condition
* * *
Obligor and Counterparty Risk
* * *
Our efforts to manage our total exposure to a single counterparty or limited number of counterparties within or among any of our investment, derivative, treasury, and reinsurance relationships may not completely or adequately mitigate counterparty risks. We may from time to time adjust counterparty exposures but fail to realize the benefits of those adjustments or suffer adverse consequences from those adjustments.
* * *

Regulatory and Legal Risks
* * *
Our Efforts to Meet Environment, Social, and Governance Standards or to Enhance the Sustainability of our Businesses May Not Meet Investors' or Regulators' Expectations, Which Could Adversely Affect Our Business, Results of Operations, or Financial Condition
Some of our shareholders, investors, customers, or those considering such a relationship with us, evaluate our business or other practices according to a variety of environmental, social, and governance (“ESG”) standards and expectations. Some of our regulators have also announced that they intend to review our practices in a similar fashion. Further, we define our own corporate purpose, in part, by the sustainability of our practices and our impact on all our stakeholders.

Our investors or others may evaluate our practices by criteria that are not always completely clear to us, and that are continually evolving. These standards and expectations may also, as a whole, reflect contrasting or conflicting values or agendas. Our decisions or priorities must also necessarily, and simultaneously, take account of a number of business goals and interests. As a result, our efforts to conduct our business in accordance with some or all these expectations may involve trade-offs, and may not satisfy all investors, regulators, or others. Our policies and processes to evaluate and manage ESG standards in coordination with other business priorities may not prove completely effective. As a result, we may face adverse regulatory, investor, media, or public scrutiny that may adversely affect our business, our results of operations, or our financial condition.
Business Risks
* * *
Catastrophes May Adversely Impact Liabilities for Policyholder Claims and Reinsurance Availability
* * *
Climate change may increase the frequency and severity of weather-related disasters and pandemics. Climate change regulation may harm the value of investments we hold or harm our counterparties, including reinsurers. Our regulators may also increasingly focus their examinations on climate-related risks.
* * *
LIBOR Risks
LIBOR’s termination, and the uncertainties in our transition to alternative reference rates, may change interest rates, the value of our financial instruments, the competitiveness of our products, the performance of our investments, our financial condition, business performance, and our relationships
Regulators, agencies, or benchmark administrators may change how LIBOR is determined, discontinue reliance on LIBOR as a benchmark rate as planned, or establish additional alternative reference rates, by 2021 year-end. Any change or discontinuation of LIBOR (or other benchmark rates) may change interest rates and the value of, return on, and markets for, a broad array of our products, our financial instruments, or the instruments in which we invest. The effects on our business and investments will vary depending on existing fallback provisions in individual contracts and whether, how, and when industry participants continue to develop and adopt alternative reference rates and fallbacks for both legacy and new products or instruments. Uncertainty regarding the continued use and reliability of LIBOR, regarding the calculation of the applicable interest rate or payment amount depending on the terms of the governing instruments, or regarding the application or effectiveness of alternative reference rates, could increase our costs, reduce the value of such instruments, or impair our hedging positions.
Our efforts to manage LIBOR discontinuation and any replacement may fail to protect us from all the effects of such changes. We may fail to adequately prepare for such changes, or to react effectively or in a timely manner. We may also fail to adequately manage any transition to alternative reference rates in a way that maintains the competitiveness of our products and maximizes the performance of our investment portfolio. Our transition may not effectively protect other aspects of our business, such as our operations and the accuracy of the financial models and valuations we use to gauge our risks, for financial reporting, or other purposes.
Any such uncertainties or ineffective management may harm our reputation, our relationships with our investors, customers, or regulators, financial condition, and our business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Purchases of MetLife, Inc. common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended September 30, 2020 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 — July 31, 2020	—	$—	—	$485,343,836
August 1 — August 31, 2020	—	$—	—	$485,343,836
September 1 — September 30, 2020	2,141,856	$37.35	2,141,856	$405,300,136
Total	2,141,856		2,141,856
__________________
(1)During the periods July 1 through July 31, 2020, August 1 through August 31, 2020 and September 1 through September 30, 2020, separate account index funds purchased 0 shares, 0 shares and 0 shares, respectively, of MetLife, Inc. common stock on the open market in non-discretionary transactions.
(2)In July 2019, MetLife, Inc. announced that its Board of Directors authorized $2.0 billion of common stock repurchases. At September 30, 2020, MetLife, Inc. had $405 million of common stock repurchases remaining under the authorization. For more information on common stock repurchases, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Common Stock Repurchases.” See also “Risk Factors — Capital Risks — Legal and Regulatory Restrictions May Prevent Us from Paying Dividends and Repurchasing Our Stock” and Note 16 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report.
See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the partial redemption of the Series C preferred stock, 1,000,000 shares of which were called irrevocably on September 10, 2020 for redemption on October 10, 2020.

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
Name: Tamara L. Schock Title: Executive Vice President and Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)
Date: November 6, 2020