Form 10-K
period 2020-12-31
METLIFE INC
filed 2021-02-19
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C, par value $0.01
Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D, par value $0.01
Fixed Rate Reset Non-Cumulative Preferred Stock, Series G, par value $0.01

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2020 was approximately $33.1 billion.
At February 12, 2021, 884,399,222 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on June 15, 2021, to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2020.

As used in this Form 10-K, “MetLife,” the “Company,” “we,” “our” and “us” refer to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates.
Note Regarding Forward-Looking Statements
This Annual Report on Form 10‑K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events and do not relate strictly to historical or current facts. They use words and terms such as “anticipate,” “aspire to,” “assume,” “become,” “believe,” “can,” “continue,” “could,” “emerge,” “estimate,” “evolve,” “expect,” “forecast,” “foresee,” “future,” “guideline,” “if,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “probable,” “project,” “propose,” “prospect,” “remain,” “risk,” “scheduled,” “should,” “strive to,” “target,” “ultimate,” “upcoming,” “when,” “will,” “work to,” “would” and other words and terms of similar meaning or that are otherwise tied to future periods or future performance, in each case in all derivative forms. They include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, future sales efforts, future expenses, the outcome of contingencies such as legal proceedings, and future trends in operations and financial results.
Many factors determine Company results, and they involve unpredictable risks and uncertainties. Our forward-looking statements depend on our assumptions, our expectations, and our understanding of the economic environment, but they may be inaccurate and may change. We do not guarantee any future performance. Our results could differ materially from those we express or imply in forward-looking statements. The risks, uncertainties and other factors identified in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission, and others, may cause such differences. These factors include:
(1) economic condition difficulties, including risks relating to public health, interest rates, credit spreads, equity, real estate, obligors and counterparties, currency exchange rates, derivatives, and terrorism and security;
(2) global capital and credit market adversity;
(3) credit facility inaccessibility;
(4) financial strength or credit ratings downgrades;
(5) unavailability, unaffordability, or inadequate reinsurance
(6) statutory life insurance reserve financing costs or limited market capacity;
(7) legal, regulatory, and supervisory and enforcement policy changes;
(8) tax rate or tax laws changes;
(9) litigation and regulatory investigations;
(10) London Interbank Offered Rate termination and transition to alternative reference rates;
(11) unsuccessful efforts to meet all environmental, social, and governance standards or to enhance our sustainability;
(12) MetLife, Inc.’s inability to pay dividends and repurchase common stock;
(13) MetLife, Inc.’s subsidiaries’ inability to pay it dividends;
(14) investment defaults, downgrades, or volatility;
(15) investment sales or lending difficulties;
(16) collateral or derivative-related payments;
(17) investment valuations, allowances, or impairments changes;
(18) claims or other results that differ from our estimates, assumptions, or models;
(19) global political, legal, or operational risks;
(20) business competition;
(21) technological change;
(22) catastrophes;

(23) climate changes or responses to it;
(24) amortization of deferred policy acquisition costs, deferred sales inducements, value of business acquired, or value of customer relationships acquired;
(25) product guarantee volatility, costs, and counterpart risks;
(26) risk management failures;
(27) insufficient protection from operational risks;
(28) confidential information protection or other cybersecurity or disaster recovery failures;
(29) accounting standards changes;
(30) excessive risk-taking;
(31) marketing and distribution difficulties;
(32) pension and other postretirement benefit assumption changes;
(33) inability to protect our intellectual property or avoid infringement claims;
(34) acquisition, integration, growth, disposition, or reorganization difficulties;
(35) Brighthouse separation risks;
(36) MetLife, Inc.’s Board of Directors influence over the outcome of stockholder votes through the voting provisions of the MetLife Policyholder Trust; and
(37) legal- and corporate governance-related effects on business combinations.
The Company will not publicly correct or update any forward-looking statements if we believe we are not likely to achieve them or for any other reasons. Please consult any further disclosures MetLife, Inc. makes on related subjects in subsequent reports to the U.S. Securities and Exchange Commission.
Note Regarding Reliance on Statements in Our Contracts
See “Exhibit Index — Note Regarding Reliance on Statements in Our Contracts” for information regarding agreements included as exhibits to this Annual Report on Form 10-K.

Part I
Item 1. Business

Business Overview & Strategy
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
We are also one of the largest institutional investors in the United States with a general account portfolio invested primarily in fixed income securities (corporate, structured products, municipals, and government and agency) and mortgage loans, as well as real estate, real estate joint ventures, other limited partnerships and equity securities.
Our well-recognized brand, globally diversified and market-leading businesses, competitive and innovative product offerings and financial strength and expertise should help drive future growth and enhance shareholder value. Over the course of the next several years, we will continue to execute on our Next Horizon strategy, creating value focusing on the following three pillars:

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

In the United States, we provide a variety of insurance and financial services products, including life, dental, disability, vision, accident & health, capital market investment, property and casualty, guaranteed interest, stable value and annuities.
Outside the United States, we provide life, medical, dental, credit and other accident & health insurance, as well as annuities, endowment and retirement & savings products. We believe these businesses will generally continue to grow more quickly than our United States businesses.

Segments and Corporate & Other
U.S.
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
Our Group Benefits business offers life insurance, dental, group short- and long-term disability (“LTD”), individual disability, accidental death and dismemberment (“AD&D”) insurance, vision, and accident & health insurance, as well as prepaid legal plans. We also sell administrative services-only (“ASO”) arrangements to some employers. See Note 3 of the Notes to the Consolidated Financial Statements for information regarding the Company's acquisition of Versant Health, Inc. (“Versant Health”), a managed vision care company.
We distribute Group Benefits products and services through a sales force primarily comprised of MetLife employees that is segmented by the size of the target customer. Account executives sell either directly to corporate and other group customers or through an intermediary, such as a broker or consultant. Employers have been emphasizing voluntary products and, as a result, we have increased our focus on communicating and marketing to employees in order to further foster sales of those products.
We have entered into several operating joint ventures and other arrangements with third parties to expand opportunities to market and distribute Group Benefits products and services. We also sell our Group Benefits products and services through sponsoring associations and affinity groups and provide life, dental, accident & health, and vision coverage to certain employees of the U.S. Government. We have longstanding relationships with these employees and continue to cultivate and expand them through additional product offerings.
Group Benefits business quarterly claims experience may vary, as seasonal illnesses effect mortality and morbidity and due to utilization rate fluctuation in our non-medical health businesses. Annual benefit renewal implementation, enrollment, and marketing costs normally elevate Group Benefits business’ expenses in the fourth quarter.

Major Products
Term Life Insurance	A guaranteed benefit upon the death of the insured for a specified time period in return for the periodic payment of premiums. Premiums may be guaranteed at a level amount for the coverage period or may be non-level and non-guaranteed. Term contracts expire without value at the end of the coverage period when the insured party is still living.
Variable Life Insurance	Insurance coverage through a contract that gives the policyholder flexibility in investment choices and, depending on the product, in premium payments and coverage amounts, with certain guarantees. Premiums and account balances can be directed by the policyholder into a variety of separate account investment options or directed to the Company’s general account. In the separate account investment options, the policyholder bears the entire risk of the investment results. With some products, by maintaining certain premium level, policyholders may have the advantage of various guarantees that may protect the death benefit from adverse investment experience.
Universal Life Insurance	Insurance coverage on the same basis as variable life, except that premiums, and the resulting accumulated balances, are allocated only to the Company’s general account. With some products, by maintaining a certain premium level, policyholders may have the advantage of various guarantees that may protect the death benefit from adverse investment experience.
Dental	Insurance and ASO arrangements that assist employees, retirees and their families in maintaining oral health while reducing out-of-pocket expenses.
Disability	Insurance and ASO arrangements for groups and individuals to provide benefits for income replacement, payment of business overhead expenses or mortgage protection, in the event of the disability of the insured.
Accident & Health Insurance	Accident, critical illness or hospital indemnity coverage to the insured.
Vision
Insurance, (and effective with our acquisition of Versant Health through ASO arrangements, managed eye health and vision care solutions) to assist employees, retirees and their families in maintaining vision health while reducing out-of-pocket expenses. Offered to commercial groups, individuals, health plans and government sponsored programs through a nationwide provider network, retail optical chains and online eyewear providers.

Retirement and Income Solutions
Our RIS business provides funding and financing solutions that help institutional customers mitigate and manage liabilities primarily associated with their employee benefit programs using a spectrum of life and annuity-based insurance and investment products.
We distribute RIS products and services through dedicated sales teams and relationship managers primarily comprised of MetLife employees. We may sell products directly to benefit plan sponsors and advisors or through brokers, consultants or other intermediaries. In addition, these sales professionals work with individual, group and global distribution areas to better reach and service customers, brokers, consultants and other intermediaries.

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

•Synthetic GICs or “wraps” are contracts available only to the sponsor of a participant-directed defined contribution plan. The contract “wraps” a portfolio of investments owned by the plan to provide a guarantee that plan participants will always be able to transact in their accounts at contract value. Generally, a wrap contract means that participants will not experience negative returns.

• Private floating rate funding agreements are generally privately-placed, unregistered investment contracts issued as general account obligations with interest credited based on a specified rate, such as the three-month London Interbank Offered Rate (“LIBOR”). These agreements are used for money market funds, securities lending cash collateral portfolios and short-term investment funds.

Pension Risk Transfers
General account and separate account annuities are offered in connection with defined benefit pension plans which include single premium buyouts allowing for full or partial transfers of pension liabilities.

• General account annuities include nonparticipating group contract benefits purchased for retired employees or active employees covered under terminating or ongoing pension plans. They also include longevity reinsurance contracts associated with the United Kingdom (the “U.K.”) risk transfer market, which provide fee income (including risk fees) in exchange for assuming longevity risk from pension plans insured by third parties. Premiums for U.K. longevity products (which incorporate this fee) are generally paid over the duration of the contract as opposed to a lump sum.

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

Institutional Income Annuities	General account contracts that are guaranteed payout annuities purchased for employees upon retirement or termination of employment. Contracts can be life or non-life contingent non-participating contracts which do not provide for any loan or cash surrender value and, with few exceptions, do not permit future considerations.
Structured Settlements
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

Capital Markets Investment Products
• Funding agreement-backed notes are offered in medium term note programs, under which funding agreements are issued to special-purpose trusts that issue marketable notes in U.S. dollars or foreign currencies. The proceeds of these note issuances are used to acquire funding agreements with matching interest and maturity payment terms from certain subsidiaries of MetLife, Inc. The notes are underwritten and marketed by major investment banks’ broker-dealer operations and are sold to institutional investors.

• Funding agreement-backed commercial paper is issued by a special-purpose limited liability company which deposits the proceeds under a master funding agreement issued to it by Metropolitan Life Insurance Company (“MLIC”). The commercial paper is issued in U.S. dollars or foreign currencies, receives the same short-term credit rating as MLIC and is marketed by major investment banks’ broker-dealer operations.

• Funding agreements are issued by certain of our insurance subsidiaries to regional Federal Home Loan Banks (“FHLB”) and to a subsidiary of the Federal Agricultural Mortgage Corporation (“Farmer Mac.”)

Other Products and Services
Specialized life insurance products and funding agreements designed specifically to provide solutions for funding postretirement benefits and company-, bank- or trust-owned life insurance used to finance nonqualified benefit programs for executives.

Property & Casualty
Our Property & Casualty business offers personal lines of property and casualty insurance, including private passenger automobile, homeowners’ and personal excess liability insurance. In December 2020, the Company entered into a definitive agreement to sell its wholly-owned subsidiary, Metropolitan Property and Casualty Insurance Company and certain of its wholly-owned subsidiaries (collectively “MetLife P&C”) to Farmers Group, Inc. Also, the Company and the Farmers Exchanges have established a 10-year strategic partnership through which the Farmers Insurance Group will offer its personal line products on MetLife’s U.S. Group Benefits platform which will commence when the transaction closes. For further information on the pending disposition, reported as held-for-sale, see Notes 1 and 3 of the Notes to the Consolidated Financial Statements.

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

Major Products
Personal Auto Insurance	Coverage for private passenger automobiles, utility automobiles and vans, motorcycles, motor homes, antique or classic automobiles, trailers, liability, uninsured motorist, no fault or personal injury protection, as well as collision and comprehensive insurance.

Homeowners’ Insurance	Protection for homeowners, renters, condominium owners and residential landlords against losses arising out of damage to dwellings and contents from a wide variety of perils, as well as coverage for liability arising from ownership or occupancy.

Asia
Our Asia segment offers a broad range of products to both individuals and corporations, as well as to other institutions, and their respective employees.
We operate in nine jurisdictions throughout Asia, with our largest operation in Japan. See Note 3 of the Notes to the Consolidated Financial Statements for information regarding the Company's sale of its two wholly-owned subsidiaries, MetLife Limited and Metropolitan Life Insurance Company of Hong Kong Limited (collectively, “MetLife Hong Kong”).
Our Asia operations are geographically diverse encompassing both developed and emerging markets. We market our products and services through a range of proprietary and third-party distribution channels.
In Japan, our digitally-enabled face-to-face channels, along with bancassurance and direct marketing, continue to be critical to our overall distribution strategy. Our competitive advantage in bancassurance is based on robust distribution relationships with Japan’s very large banks, trust banks and various regional banks. Outside of Japan, our distribution strategies vary by market and leverage a combination of career and independent agencies, bancassurance and direct marketing (including inbound and outbound telemarketing, online lead generation and sales). In select markets, we also use independent brokers and our employee sales force to sell group products.

Major Products
Life Insurance	Whole and term life, endowments, universal and variable life, as well as group life products.
Accident & Health Insurance	Full range of accident & health products, including medical reimbursement, hospitalization, cancer, critical illness, disability, income protection, personal accident coverage and group health products.

Retirement and Savings	Fixed and variable annuities, as well as regular savings products.

Latin America
Our Latin America segment offers a broad range of products to both individuals and corporations and other institutions (including local, state and federal governments) and their respective employees. We offer government employees life, medical insurance, as well as retirement and savings, and other products, and periodically submit bids to do so.
Our largest operations are in Mexico and Chile. We market our products and services through a multi-channel distribution strategy which varies by geographic region and stage of market development.
We have an exclusive and captive agency distribution network which sells a variety of individual life, accident & health, and pension products. Our direct marketing channel includes sponsors and telesales representatives selling mainly accident & health and individual life products directly to consumers. We also work with brokers and independent agents on sales of group and individual life, accident & health, group medical, dental and pension products, and worksite marketing.

Major Products
Life Insurance	Whole and term life, endowments, universal and variable life, as well as group life products.
Retirement and Savings
Fixed annuities and pension products. Fixed income annuities provide for both asset accumulation and asset distribution needs. Our savings-oriented pension products are primarily offered in Chile under a mandatory privatized social security system. See Note 3 of the Notes to the Consolidated Financial Statements for information regarding the Company's sale of one of its wholly-owned Argentinian subsidiaries, MetLife Seguros de Retiro S.A. (“MetLife Seguros de Retiro”).

Accident & Health Insurance	Group and individual major medical, accidental, and supplemental health products, including AD&D, hospital indemnity, medical reimbursement, and medical coverage for serious medical conditions, as well as dental products.

Credit Insurance	Policies designed to fulfill certain loan obligations in the event of the policyholder’s death.

EMEA
Our EMEA segment offers products to individuals, corporations, other institutions, and their respective employees. See Note 3 of the Notes to the Consolidated Financial Statements for information regarding the Company's disposition of Joint-stock Company MetLife Insurance Company (“MetLife Russia”).
We operate across EMEA in both developed (Western Europe) and emerging (Central and Eastern Europe, Middle East and Africa) markets. Our largest operations are in the U.K., Turkey and the Gulf region. In more mature markets, we focus our strategy on our preferred market segments to play a “niche” role. We also have a strong market presence in emerging markets leveraging a multi-channel distribution strategy.
Our businesses in EMEA use captive and independent agency, independent brokerage, bancassurance, corporate solutions and direct-to-consumer distribution channels.

Major Products
Life Insurance	Traditional and non-traditional life insurance products, such as whole and term life, mortgage protection, endowments and variable life products, as well as group term life programs in most markets.
Accident & Health Insurance	Individual and group personal accident and supplemental health products, including AD&D, hospital indemnity, scheduled medical reimbursement plans, and coverage for serious medical conditions. In addition, we provide individual and group major medical coverage in select markets.
Retirement and Savings	Variable and fixed annuities, micro constant proportion portfolio insurance and pension products, including group pension programs in select markets.
Credit Insurance	Designed to fulfill certain loan obligations in the event of the policyholder’s death. Non-life coverage is also provided for involuntary loss of employment coverage in certain markets.
MetLife Holdings
This segment consists of operations relating to products and businesses that we no longer actively market in the United States. These include variable, universal, term and whole life insurance, variable, fixed and index-linked annuities, and long-term care insurance. It also includes assumed variable annuity guarantees from our former operating joint venture in Japan.

Major Products
Variable, Universal and Term Life Insurance	Similar to products offered by our Group Benefits business, except that these products were historically marketed to individuals through various retail distribution channels. For a description of these products, see “— U.S. — Group Benefits.”
Whole Life Insurance	A benefit upon the death of the insured in return for the periodic payment of a fixed premium over a predetermined period. Whole life insurance includes policies that provide a participation feature in the form of dividends. Policyholders may receive dividends in cash, or apply them to increase death benefits, increase cash values available upon surrender or reduce the premiums required to maintain the contract in-force.
Variable Annuities	Asset accumulation and asset distribution needs. Variable annuities allow the contractholder to allocate deposits into various investment options in a separate account, as determined by the contractholder. In certain variable annuity products, contractholders may also choose to allocate all or a portion of their account to the Company’s general account and are credited with interest at rates we determine, subject to specified minimums. Contractholders may also elect certain minimum death benefit and minimum living benefit guarantees for which additional fees are charged and where asset allocation restrictions may apply.

Fixed and Indexed-Linked Annuities	Fixed annuities provide for asset accumulation and asset distribution needs. Deposits made into deferred annuity contracts are allocated to the Company’s general account and are credited with interest at rates we determine, subject to specified minimums. Fixed income annuities provide a guaranteed monthly income for a specified period of years and/or for the life of the annuitant. Additionally, the Company has issued indexed-linked annuities which allow the contractholder to participate in returns from equity indices.

Long-term Care	Protection against the potentially high costs of long-term health care services. Generally pay benefits to insureds who need assistance with activities of daily living or have a cognitive impairment.

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
MetLife, Inc.’s insurance subsidiaries, including affiliated captive reinsurers, establish statutory reserves under methods prescribed by insurance laws. These reserves are reported as liabilities, and we expect them to be sufficient to meet policy and contract obligations, when taken together with expected future premiums and interest at assumed rates. Statutory reserves and actuarial liabilities for future policy benefits reported under GAAP generally differ due to the difference in accounting requirements.
U.S. state insurance laws and regulations require certain MetLife entities to submit an annual opinion and memorandum of a qualified actuary. In it, the qualified actuary states that the statutory reserves and related actuarial amounts recorded in support of specified policies and contracts, and the assets supporting such statutory reserves and related actuarial amounts, adequately provide for the anticipated cash flow required to meet contractual obligations and related expenses.
Insurance regulators in many of the non-U.S. jurisdictions in which we operate require certain MetLife entities to prepare and submit a sufficiency analysis of the reserves presented in the locally required regulatory financial statements. See “— Regulation — Insurance Regulation — Policy and Contract Reserve Adequacy Analysis.”
Underwriting and Pricing
We use a variety of underwriting and pricing management controls. Our Global Risk Management Department develops product pricing standards and oversees underwriting practices in MetLife’s insurance businesses. We also regularly conduct experience studies to monitor assumptions against expectations, impose formal new product approval processes, periodically update product profitability studies, and use reinsurance to manage our exposures, as appropriate. See “— Reinsurance Activity.”
Underwriting
Our underwriters and actuaries use detailed underwriting policies, guidelines and procedures to assess and quantify insurance risks, and determine the type and the amount of risk we are willing to accept.
Insurance underwriters consider an applicant’s medical history and other factors such as financial profile, foreign travel, vocations and alcohol, drug and tobacco use. Group insurance underwriters generally evaluate the risk characteristics of the prospective insured group, but may underwrite members of a group on an individual basis for certain voluntary products and coverages. Our own employees generally perform our underwriting, but intermediaries review certain policies under guidelines established by us. Generally, we are not obligated to accept any risk or group of risks from, or to issue a policy or group of policies to, any employer or intermediary. We review requests for coverage on their merits and issue policies only after we have examined and approved the particular risk or group under our underwriting guidelines.

We periodically review all our underwriting to maintain high standards of quality and consistency. Our reinsurers generally have the right to audit our underwriting.
We use underwriting policies, guidelines, philosophies, and strategies that we intend to be competitive and suitable for the customer, the agent and us, to facilitate quality sales, and to serve our customers’ needs while supporting our financial strength and business objectives. We aim to ensure that underwriting risk levels are appropriately reflected in our product pricing.
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
We continually review our underwriting guidelines in light of applicable regulations and to ensure that our policies remain competitive, support our marketing strategies and profitability goals, and otherwise remain appropriate.
Pricing
Product pricing reflects our globally-consistent standards. Global Risk Management and regional finance and product teams’ price and oversee all of our insurance businesses. We base our pricing on the expected benefits payout which we calculate through the use of assumptions for mortality, morbidity, expenses, persistency and investment returns and macroeconomic factors such as inflation. We price investment-oriented products based on factors such as investment returns, expenses, persistency, optionality, and possible variability of results.
Our pricing of certain products may include prospective and retrospective experience rating features. For prospective experience rating, we evaluate past experience to determine future premium rates and we bear all prior year gains and losses. For retrospective experience rating, we evaluate past experience to determine our cost of providing insurance for the customer in light of any features that allow us to recoup certain losses or distribute certain gains back to the policyholder based on prior years’ experience.
We base our rates for group benefit products on anticipated earnings and expenses for the book of business. We generally re-evaluate renewals annually or biannually and re-price products to reflect our experience on such products.
We price RIS products on demand. Our pricing reflects our expected investment returns, as well as mortality, longevity and expense assumptions. RIS business is generally nonparticipating and illiquid, as policyholders have few or no options or contractual rights to cash values. However for our stable value business, pricing reflects the contractholders ability to withdraw at book value over a period of time as well as our ability to reset rates periodically.
We generally must receive regulatory approval of rates for individual life insurance products. Such rates are highly regulated, even where we are not required to obtain advance regulatory approval. We generally renew such products annually, and they may include pricing terms that are guaranteed for a certain period of time.
We price individual disability income products based on anticipated results by occupation.
Our rates for fixed and variable annuity products are also highly regulated, and we also generally must receive regulatory approval of them. Such products generally include penalties for early withdrawals and policyholder benefit elections to tailor benefits to policyholder needs. We periodically reevaluate the costs of such options and adjust pricing levels on our guarantees. We may also reevaluate the type and level of guarantee features we offer.

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
We continually review our pricing guidelines in light of applicable regulations and to ensure that our policies remain competitive, support our marketing strategies and profitability goals, and otherwise remain appropriate.
Reinsurance Activity
We enter into reinsurance agreements primarily as a purchaser of reinsurance for our various insurance products. We also provide reinsurance for some third parties’ insurance products. We participate in reinsurance in order to limit losses, minimize exposure to significant risks, and provide additional capacity for future growth. Our reinsurance covers individual risks, group risks, or defined blocks of business, primarily on a coinsurance, yearly renewable term, excess, or catastrophe excess basis. The extent of our retained risks depends on our risk evaluation, subject, in certain circumstances, to maximum retention limits based on our risk appetite. We also cede first dollar mortality risk under certain contracts. We reinsure both mortality and other risks. We obtain reinsurance for capital requirement purposes and when its economic impact makes it appropriate to do so.
We also reinsure for risk and capital management purposes among affiliates, including affiliated captive reinsurers. Captive reinsurers are affiliated insurance companies licensed as such under the Special Purpose Financial Captive law adopted by several states, including Vermont and South Carolina. Captive insurers’ very narrow business plans restrict most or all of their activity to reinsuring business from their affiliates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital — Affiliated Captive Reinsurance Transactions.”
For information regarding reinsurance by segment, our catastrophic coverage, and ceded reinsurance recoverable balances, included in premiums, reinsurance and other receivables on the consolidated balance sheets, see Note 6 of the Notes to the Consolidated Financial Statements.
Regulation
Overview
In the United States (“U.S.”), state regulators primarily regulate our life insurance companies, with additional federal regulation of some products and services. The insurance holding company laws of various U.S. jurisdictions apply to MetLife, Inc. and its U.S. insurance subsidiaries. Furthermore, consumer protection laws, privacy, anti-money laundering, securities, broker-dealer and investment adviser regulations, environmental and unclaimed property laws and regulations, and the Employee Retirement Income Security Act of 1974 (“ERISA”) also apply to some of MetLife’s operations, products and services.
Outside of the U.S., insurance regulatory authorities in the jurisdictions in which our insurance businesses are located or operate principally regulate those businesses. In addition, securities, pension, and other authorities oversee our investment and pension companies where they operate. Regulators also subject our non-U.S. insurance businesses to current and developing solvency regimes, which impose various capital and other requirements. Additionally, regulators may enhance their capital standards, enhance their supervision, and impose additional non-U.S. and global regulatory initiatives.
We expect the scope and extent of regulation and regulatory oversight generally to continue to increase. The regulatory environment and changes in laws in the jurisdictions in which we operate could materially harm our results of operations.

Insurance Regulation
Insurance regulation generally aims to protect policyholders and ensure insurance company solvency. Insurance regulators increasingly seek information about the potential impact of activities on holding company systems as a whole, and some jurisdictions have asserted “group-wide” supervision, including model laws and regulations developed through the National Association of Insurance Commissioners’ (“NAIC”) Solvency Modernization Initiative. See “— National Association of Insurance Commissioners” regarding group-wide supervision.
Each of MetLife’s insurance subsidiaries is licensed and regulated in each jurisdiction where it conducts insurance business. The extent of such regulation varies, but most jurisdictions regulate the financial aspects and business conduct of insurers through broad administrative powers with respect to, amongst other things:
•licensing companies and agents to transact business;
•calculating the value of assets to determine compliance with statutory requirements;
•mandating certain insurance benefits;
•regulating certain premium rates;
•reviewing and approving certain policy forms, including required policyholder disclosures;
•regulating unfair trade and claims practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements, and identifying and paying to the states or local authorities benefits and other property that is not claimed by the owners;
•regulating advertising;
•protecting and safeguarding personal information and other sensitive data, including through cybersecurity standards;
•establishing statutory capital and reserve requirements and solvency standards;
•specifying the conditions under which a ceding company can take credit for reinsurance in its statutory financial statements (i.e., reduce its reserves by the amount of reserves ceded to a reinsurer);
•fixing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;
•adopting and enforcing sales standards with respect to the sale of annuities and other insurance products;
•approving changes in control of insurance companies;
•restricting the payment of dividends and other transactions between affiliates; and
•regulating the types and amounts of investments.
Each insurance subsidiary must file reports, generally including detailed annual financial statements, with insurance regulatory authorities in each of the jurisdictions in which it does business. Such authorities also periodically examine its operations and accounts. These subsidiaries must also file, and in many jurisdictions and in some lines of insurance obtain regulatory approval of, rules, rates, and policy forms relating to the insurance written in the jurisdictions in which they operate.
Insurance, securities, and other regulatory authorities, other law enforcement agencies, and attorneys general, review MetLife, Inc. and its insurance subsidiaries for compliance with laws and regulations regarding the conduct of our insurance and securities businesses. We cooperate with such inquiries and take corrective action when warranted. See Note 21 of the Notes to the Consolidated Financial Statements.

In 2020, many government actors and insurance regulators issued regulations, bulletins, directives and guidance in connection with the novel coronavirus COVID-19 pandemic (the “COVID-19 Pandemic”), some of which have since expired. These encourage, request or direct health, life, and property and casualty insurance companies to waive cost-sharing for coronavirus COVID-19 testing, cover telehealth services, provide extended grace periods for premium payments, forbear on the cancellation or non-renewal of policies due to non-payment of premium, expand coverage for state-mandated disability and family leave benefits to address COVID-19-related events, and provide other policyholder accommodations. For example, the New York State Department of Financial Services ("NYDFS") required life insurance- or annuity- authorized insurers to extend premium and fee payment grace periods to 90 days for policyholders who demonstrated COVID-19 Pandemic-related financial hardship. The NYDFS also prohibited New York licensed insurers from imposing any late fees on or reporting policyholders to a credit reporting or debt collection agency for failure to timely pay any life or annuity premiums, and required such insurers to allow policyholders to pay the premium over a 12-month period. Insurers were required to accept a policyholder’s written attestation as proof of financial hardship as a result of the COVID-19 Pandemic.
U.S. Federal Initiatives
U.S. federal initiatives often affect our business in a variety of ways, including regulation of financial services, securities, derivatives, pensions, health care, money laundering, foreign sanctions and corrupt practices, and taxation. In addition, legislators and policymakers propose various forms of direct and indirect federal regulation of insurance from time to time, including proposals for the establishment of an optional federal charter for insurance companies. See “Risk Factors — Regulatory and Legal Risks — Changes in Laws or Regulation, or in Supervisory and Enforcement Policies, May Reduce Our Profitability, Limit Our Growth, or Otherwise Adversely Affect Us.”
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) increased the potential federal role in regulating businesses such as ours, including in the following ways:
•The Financial Stability Oversight Council may designate certain financial companies as non-bank systemically important financial institutions (“non-bank SIFI”) subject to supervision by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) and the Federal Reserve Bank of New York (collectively with the Federal Reserve Board, the “Federal Reserve”).
•The Federal Insurance Office within the Department of the Treasury may participate in the negotiations of international insurance agreements with foreign regulators for the U.S., collect information about the insurance industry, and recommend prudential standards.
•If an insurance holding company such as MetLife, Inc. or another non-insurance financial institution were to become insolvent or were in danger of defaulting on its obligations, and regulators determined that this would have serious adverse effects on financial stability in the U.S., then the Federal Deposit Insurance Corporation (“FDIC”) may liquidate such a company as receiver. In that case, the Bankruptcy Code, which ordinarily governs liquidations, would not apply. The FDIC’s purpose would be to mitigate the systemic risks the institution’s failure poses. This is a different objective from that of a bankruptcy trustee under the Bankruptcy Code. In such a liquidation, the holders of such company’s debt could in certain respects be treated differently than under the Bankruptcy Code. The FDIC has established rules relating to the priority of creditors’ claims and the potentially dissimilar treatment of similarly situated creditors. These provisions could apply to some financial institutions whose outstanding debt securities we hold in our investment portfolios. However, state insurance laws would continue to apply to an insurance company resolution.
•Dodd-Frank provisions may also affect the investments and investment activities of MetLife, Inc. and its subsidiaries, including imposing federal regulation of such activities.
Dodd-Frank and its implementing regulations have changed since the law was adopted. As a result of these changes, and potential changes, we cannot identify all the risks and opportunities, if any, they pose to our businesses. See “Risk Factors — Regulatory and Legal Risks — Changes in Laws or Regulation, or in Supervisory and Enforcement Policies, May Reduce Our Profitability, Limit Our Growth, or Otherwise Adversely Affect Us.”

The federal government's 2020 response to the COVID-19 pandemic has affected us. For example, the U.S. federal government established paid sick leave and expanded other leave laws to cover certain COVID-19 Pandemic related events. The U.S. federal government also added certain tax-favored withdrawals and increased loan withdrawal limitations from eligible retirement plans, and temporarily waived required minimum distribution rules for qualified retirement plan participants and Individual Retirement Accounts (“IRA”) owners. We also granted concessions to certain of our commercial, agricultural and residential mortgage loan borrowers, including payment deferrals and other loan modifications, as well as to certain of our lessees (operating and direct financing leases), primarily in the form of rent deferrals. In addition, we have made certain accounting elections regarding loan and lease concessions related to the Federal Government’s pandemic relief efforts. See “Investments — Mortgage Loans — Mortgage Loan Concessions” and “Investments — Leases — Lease Concessions” in Note 8 of the Notes to the Condensed Consolidated Financial Statements.
Until January 2021, the McCarran–Ferguson Act largely exempted insurance from U.S. antitrust laws. At that time, the Competitive Health Insurance Reform Act applied U.S. antitrust laws to the “business of health insurance” and expanded U.S. regulatory authority accordingly. We expect regulatory oversight and litigation risk for U.S. products, including dental and vision, to increase.
Health Care Regulation
The U.S. excise tax known as the “health insurer fee” was in force for the 2020 calendar year (though not for 2019). The health insurer fee no longer applies for calendar years beginning after December 31, 2020. However, demand for and pricing of products remain subject to tax uncertainty. Federal health care statutes and related regulation have imposed increased and unpredictable costs on certain products and may have additional adverse effects. They have also harmed our competitive position, as these rules have a disparate impact on our products compared to products offered by our not-for-profit competitors. See “Risk Factors — Regulatory and Legal Risks — Changes in Laws or Regulation, or in Supervisory and Enforcement Policies, May Reduce Our Profitability, Limit Our Growth, or Otherwise Adversely Affect Us.”
Guaranty Associations and Similar Arrangements
Many jurisdictions in which our insurance subsidiaries transact business require life, health and property and casualty insurers to participate in guaranty or similar associations. These arrangements pay certain insurance benefits owed by impaired, insolvent or failed insurers. We have established liabilities for guaranty fund assessments that we consider adequate. See Note 21 of the Notes to the Consolidated Financial Statements for additional information on the guaranty association assessments.
Insurance Regulatory Examinations and Other Activities
U.S. state insurance departments periodically examine the books, records, accounts, and business practices of their domiciled insurers. State insurance departments may also conduct examinations of non-domiciliary insurers licensed in their states.
In 2019, MetLife entered into a consent order with the NYDFS relating to the open market conduct quinquennial exam and paid a fine and customer restitution and submitted remediation plans for approval. Except for this consent order or as described in Note 21 of the Notes to the Consolidated Financial Statements, during the years ended December 31, 2020, 2019 and 2018, MetLife did not receive any material adverse findings resulting from state insurance department examinations of its insurance subsidiaries.
In 2018, Pennsylvania, California, Florida, North Dakota and New Hampshire insurance regulators scheduled a multistate market conduct re-examination of MetLife and its affiliates relating to compliance with a regulatory settlement agreement on unclaimed proceeds. This examination is ongoing.
Regulatory authorities in a small number of states, the Financial Industry Regulatory Authority (“FINRA”) and, occasionally, the U.S. Securities and Exchange Commission (the “SEC”) have conducted investigations or made inquiries relating to sales of individual life insurance policies, annuities or other products written by our insurance or broker-dealer subsidiaries. These investigations often focus on the conduct and/or supervision of particular financial services representatives, the sale of unregistered or unsuitable products, the misuse of client assets, or sales and replacements of annuities and certain riders on such annuities. Over the past several years, we resolved these (and a number of investigations by other regulators) for monetary payments and certain other relief, including restitution payments. We may continue to receive, and may resolve, further investigations and actions on these matters in a similar manner.

Insurance standard-setting and regulatory support organizations, including the NAIC, encourage insurance supervisors to establish Supervisory Colleges. These organizations facilitate cooperation and coordination among insurance supervisors to enhance their understanding of the risk profile of U.S.-based insurance groups with international operations. MetLife’s lead state regulator, the NYDFS, regularly chairs Supervisory College meetings that MetLife’s key U.S. and non-U.S. regulators attend.
Regulators supervise our non-U.S. insurance and pension businesses through periodic examinations of insurance company books and records, financial reporting requirements, market conduct examinations and policy filing requirements. The European Insurance and Occupational Pensions Authority (“EIOPA”), along with European legislation, requires European regulators, such as the Central Bank of Ireland, to establish Supervisory Colleges for European Economic Area (“EEA”)-based insurance groups with significant European operations, including MetLife. These colleges facilitate cooperation and coordination among European supervisors to enhance their understanding of an insurance group’s risk profile.
In 2019, we and other insurance and pension fund companies provided annuities sales practices information to the Chilean insurance and pension regulators. The regulators found that non-employee sales agents of MetLife Chile and other insurers had engaged in improper sales practices and that ProVida S.A. and other pension fund companies provided improper advice to customers. MetLife Chile and ProVida S.A. are contesting the regulators’ proposed fines.
In addition, regulators have scrutinized insurers’ claims payment practices. See Note 21 of the Notes to the Consolidated Financial Statements for further information regarding group annuity benefits, retained asset accounts and unclaimed property inquiries, including pension benefits.
Policy and Contract Reserve Adequacy Analysis
Our U.S. insurance subsidiaries, including affiliated captive reinsurers, must annually analyze their statutory reserves adequacy. In each case, a qualified actuary must submit an opinion that states that the statutory reserves make adequate provision, according to accepted actuarial standards of practice, for the anticipated cash flows required by the contractual obligations and related expenses of the U.S. insurance subsidiary. The actuary considers the adequacy of the statutory reserves in light of the assets held by the insurer with respect to such reserves and related actuarial items, such as the investment earnings on such assets and the consideration the insurer anticipates receiving and retaining under the related policies and contracts. We may increase reserves in order to submit such an opinion without qualification. Our U.S. insurance subsidiaries that must provide these opinions have done so without qualifications since this requirement began.
Many of our non-U.S. insurance operations must also analyze the adequacy of their statutory reserves. In most of those cases, a locally qualified actuary must submit an analysis of the likelihood that the reserves make adequate provision for the insurer’s associated contractual obligations and related expenses. Regulatory and actuarial analytic standards vary widely.
National Association of Insurance Commissioners
The NAIC assists U.S. state insurance regulatory authorities to serve the public interest and achieve their regulatory goals. State insurance regulators may act independently or adopt regulations proposed by the NAIC. State insurance regulators and the NAIC regularly re-examine existing insurance laws and regulations. State insurance regulators establish standards and best practices, conduct peer reviews, and coordinate their regulatory oversight through the NAIC. The NAIC also provides standardized insurance industry accounting and reporting guidance through its Accounting Practices and Procedures Manual (the “Manual”), which states have largely adopted by regulation. However, individual states establish statutory accounting principles, which may differ from the Manual. Changes to the Manual or modifications by the various state insurance departments may affect the statutory capital and surplus of MetLife, Inc.’s U.S. insurance subsidiaries.

U.S. state insurance holding company laws and regulations are generally based on the NAIC Model Holding Company Act and Regulation. These vary from jurisdiction to jurisdiction, but generally require a controlled insurance company (i.e., insurers that are subsidiaries of insurance holding companies) to register and file reports with state regulatory authorities on its capital structure, ownership, financial condition, intercompany transactions and general business operations. They require the ultimate controlling person of a U.S. insurer to file an annual enterprise risk report with the lead state of the insurance holding company system. This report identifies risks likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. Each of our insurance subsidiaries’ domiciliary states has enacted laws to implement these requirements, including the enterprise risk reporting requirement. The holding company laws also authorize state insurance commissioners to act as global group-wide supervisors for internationally active insurance groups (“IAIGs”), as well as other insurers that choose to opt in for the group-wide supervision. These laws provide confidentiality protection for communications with the group-wide supervisor. Nearly all states have adopted laws and regulations enhancing group-wide supervision. In 2020, the NYDFS amended its laws to permit the New York Superintendent of Financial Services (“Superintendent”) to act as a group-wide supervisor for IAIGs.
In furtherance of the NAIC’s “Solvency Modernization Initiative,” the NAIC has updated model acts and regulations to address insurance company financial regulation, and in particular capital requirements; corporate governance and risk management practices; group supervision; liquidity stress testing, statutory accounting and financial reporting; and reinsurance.
The NAIC’s Corporate Governance Annual Disclosure Model Act requires insurers to annually file detailed information regarding their corporate governance policies. As of December 31, 2020, it had been substantially adopted by most states.
Each of our insurance subsidiaries’ domiciliary states has also adopted the Risk Management and Own Risk and Solvency Assessment Model Act, which requires insurers to maintain a risk management framework and to document an internal own risk and solvency assessment (“ORSA”) of its material risks in normal and stressed environments. MetLife, Inc. has submitted on behalf of the enterprise an ORSA summary report to the NYDFS annually since this requirement became effective.
The NAIC has also approved a valuation manual containing a principle-based approach to the calculation of life insurance reserves (the “Valuation Manual”). Principle-based reserving (“PBR”) is designed to better address reserving for life insurance and annuity products. Principle-based reserving has been adopted by all the domiciliary states of MetLife’s insurance subsidiaries. The NYDFS promulgated a regulation in 2019 that affirms the Superintendent’s authority to deviate from the Valuation Manual to adjust the reserves of a New York domestic life insurance company, such as MLIC, if the NYDFS determines that an alternative requirement would be in the best interest of New York policyholders. In February 2020, the NYDFS amended the regulation. As a result, as of December 31, 2020, we increased our statutory reserves by approximately $700 million and our statutory capital requirements by approximately $300 million over the prior reserve and capital requirements. We graded these effects into our statutory financial statements over a one year period so the full impact is reflected as of December 31, 2020.
The NAIC has been focused on a macro-prudential initiative since 2017, which is intended to enhance risk identification efforts by building on the state-based regulation system. In furtherance of this initiative, the NAIC adopted changes to its Statutory Annual Statement reporting, effective for year-end 2019, to improve liquidity risk monitoring. In December 2020, the NAIC adopted amendments to the Model Holding Company Holding Act and Regulation that implement requirements related to a liquidity stress-testing framework, consistent with MetLife’s liquidity risks policies and procedures, for certain large U.S. life insurers and insurance groups, to be used as a regulatory tool, based on amounts of certain types of business written or material exposure to certain investment transactions, such as derivatives and securities lending. These amendments now have to be adopted by state legislatures to become effective.
We use capital markets solutions to finance a portion of our statutory reserve requirements for several products. These include level premium term life product subject to the NAIC’s Valuation of Life Insurance Policies Model Regulation (commonly referred to as Regulation XXX), universal and variable life policies with secondary guarantees (“ULSG”) subject to NAIC Actuarial Guideline 38 (commonly referred to as Guideline AXXX), and MLIC’s closed block. The NAIC created a regulatory framework applicable to the use of captive insurers in connection with Regulation XXX and Guideline AXXX transactions which has enhanced statutory financial statement disclosure of an insurer's use of captives. The framework narrowed the types of assets permitted to back statutory reserves that are required to support the insurer’s future obligations.

The NAIC also requires the actuary of a ceding insurer to opine on the insurer’s reserves and to issue a qualified opinion if the framework described above, as set forth in Actuarial Guideline 48 (“AG 48”), is not followed. The NAIC’s Term and Universal Life Insurance Reserve Financing Model Regulation contains the same substantive requirements as AG 48, as amended by the NAIC in 2016, and it establishes uniform, national standards governing reserve financing arrangements pertaining to the term life and universal life insurance policies with secondary guarantees. This model regulation has only been adopted by a few states, including one of our insurance subsidiaries’ domiciliary states.
We cannot predict the capital and reserve impacts, compliance costs, or other effects these initiatives will have on our business, financial condition or results of operations.
Surplus and Capital
Insurers must maintain their capital and surplus at or above minimum levels prescribed by the laws of their respective jurisdictions. Regulators generally have discretionary authority to limit or prohibit an insurer’s sales to policyholders if the insurer has not maintained a minimum surplus or capital or if they find that the further transaction of business will be hazardous to policyholders.
State insurance statutes also typically restrict the dividends or other distributions an insurance company subsidiary may pay to its parent companies and limit the transactions between an insurer and its affiliates. Dividends in excess of prescribed limits and transactions above a specified size between an insurer and its affiliates require the approval of the insurance regulator in the insurer’s state of domicile. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — MetLife, Inc. — Liquidity and Capital Sources — Dividends from Subsidiaries.” See also “Dividend Restrictions” in Note 16 of the Notes to the Consolidated Financial Statements for further information regarding such limitations.
Non-U.S. jurisdictions also restrict the amount of such dividends and other distributions. For example, a portion of the annual earnings of our Japan operations may be repatriated each year, and may further be distributed to MetLife, Inc. as a dividend. We may determine not to repatriate profits from the Japan operations or to repatriate a reduced amount in order to maintain or improve the solvency of the Japan operations or for other reasons. In addition, the Financial Services Agency in Japan (“FSA”) may limit or not permit profit repatriations or other transfers of funds to the U.S. if such transfers would be detrimental to the solvency or financial strength of our Japan operations or for other reasons.
Several non-U.S. insurance regulators urged insurance companies to preserve funds during the COVID-19 Pandemic. For example, the EIOPA suggested that insurance companies temporarily suspend discretionary dividends during the COVID-19 Pandemic.
For developments that could affect our ratio of free cash flow to adjusted earnings results, and thus our surplus and capital, see “Risk Factors.”
Risk-Based Capital
Most of our U.S. insurance subsidiaries are subject to risk-based capital (“RBC”) requirements developed by the NAIC and adopted by their respective domiciliary states. Insurers calculate RBC annually based on a formula that applies factors to various asset, premium, claim, expense and statutory reserve items, taking into account asset, insurance, interest rate, and market and business risk characteristics. Regulators use the formula as an early warning tool to identify insurers that may be inadequately capitalized for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not meet or exceed certain RBC levels. We expect our statutory financial statements to reflect that the total adjusted capital of each of our subsidiaries subject to these requirements was in excess of each of those RBC levels at year-end 2020, as they did for year-end 2019. See “Statutory Equity and Income” in Note 16 of the Notes to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital — Statutory Capital and Dividends.”
The NYDFS issues annual letters on Special Considerations (“SCL”) to New York-licensed insurance companies, including MLIC, that affect year-end asset adequacy testing. An SCL could require assumptions that require us to increase or release certain asset adequacy reserves, which could materially impact our statutory capital and surplus. We did not change our statutory capital and surplus in either 2019 or 2020 as a result of the SCL. See “Statutory Equity and Income” in Note 16 of the Notes to the Consolidated Financial Statements.
We calculate our internally-defined “Statement-Based Combined RBC Ratio” by dividing the sum of total adjusted capital for MetLife, Inc.’s principal U.S. insurance subsidiaries, excluding American Life Insurance Company

(“American Life”), by the sum of company action level RBC for such subsidiaries, including SCL considerations. Our Statement-Based Combined RBC Ratio was in excess of 350% at December 31, 2020 and in excess of 360% at December 31, 2019. By contrast, we calculate an “NAIC-Based Combined RBC Ratio” based on such subsidiaries’ statutory-based filed financial statements and NAIC capital and reserving standards. This NAIC-Based Combined RBC Ratio was in excess of 380% at both December 31, 2020 and 2019. We are not aware of any upcoming NAIC adoptions or state insurance department regulation changes that would have a material impact on our NAIC-Based Combined RBC Ratio.
The NAIC adopted revisions to certain factors used to calculate Life RBC, which is the denominator of the RBC ratios, in light of changes to U.S. tax laws in recent years. These revisions have resulted in increased RBC charges and reduced the RBC ratios of our insurance subsidiaries. The NAIC is also studying RBC revisions for real estate equity, bonds and longevity risk, but it is premature to project the impact of any potential regulatory changes resulting from such proposals.
The NAIC developed a group capital calculation tool using an RBC aggregation methodology for all entities within the insurance holding company system, including non-U.S. entities. In December 2020, the NAIC adopted the Group Capital Calculation Template and Instructions, as well as amendments to the Model Holding Company Act and Regulation. The amendments implement the annual filing requirement for the group capital calculation that now have to be adopted by state legislatures or regulatory agencies to become effective. We cannot predict what impact such regulatory tool may have on our business.
In 2020, the NAIC issued guidance on RBC addressing debt restructuring due to the economic impact of the COVID-19 Pandemic, where the counterparty might seek concessions. The guidance provides that an insurer does not need to reclassify the RBC category of some loans or other assets on which it has granted a concession. This may avoid a higher capital charge for the asset. The NAIC extended this guidance through January 1, 2022 in further support of the use of prudent loan modifications to mitigate the impact of the COVID-19 Pandemic.
Solvency Regimes
Our insurance business throughout the EEA is subject to the Solvency II Directive and its implementing rules. These cover the capital adequacy, risk management and regulatory reporting for insurers and reinsurers. Solvency II harmonizes insurance regulation across the European Union (“EU”). Each EEA member state has transposed the Solvency II Directive into its regulatory architecture. Its capital requirements are forward-looking and based on the risk profile of each individual insurance company in order to promote comparability, transparency and competitiveness. In line with the requirements, impacted MetLife entities calculate and report their solvency capital requirement using a standard formula prescribed by the Solvency II Directive and further regulation by the European Commission.
The U.K. ceased to be a member of the EU in January 2020, and following the expiry of a transition period on December 31, 2020, the U.K. is no longer subject to EU law. The relationship between the U.K. and the EU is now governed by the terms and conditions of a Trade and Cooperation Agreement (the “Trade Agreement”). The Trade Agreement does not contain many substantive provisions relating to financial services and, therefore, there is currently no change to capital adequacy, risk management and regulatory reporting requirements for U.K. authorized insurers and reinsurers. However, it is possible that the U.K.’s domestic prudential regime may begin to diverge from the Solvency II Directive over time. The U.K. is currently undertaking a review of the Solvency II Directive and of the regulatory regime that is applicable to U.K. authorized insurers and reinsurers. We expect to maintain our existing operating model, including as an inbound EEA-insurer, under the U.K.’s Temporary Permissions Regime (“TPR”), which is due to last for at least three years and will permit MetLife to carry on its insurance business in the U.K. during that period.
Mexico has adopted a Solvency II-type regulatory framework which imposes reserve and capital requirements and corporate governance to foster transparency. In line with the requirements of the local Solvency II, insurance companies calculate and report their capital requirement using a standard formula designed by the local regulators (“CNSF”). In addition, as required, certain MetLife entities must submit annual ORSA reports to the CNSF on an ongoing basis.
In Chile, the law implementing Solvency II-like regulation continues in the studies stage. The implementation date for the new solvency regime has not yet been set; however, it could be in force within four years after the final regulation is published. MetLife Chile timely implemented governance changes and risk policies to comply with prior regulatory changes. MetLife Chile also submitted its most recent risk appetite framework and ORSA reports to the regulator in December 2020.

The Superintendence of Private Insurance, the Brazilian insurance regulator, has established an insurance framework for minimum capital requirements based on risk, criteria for investment activities, a formal risk management function, and a formal enterprise risk management framework. MetLife Brazil has formalized the designation of a local risk manager and implemented governance structures and risk management framework components in accordance with local regulatory requirements.
Japanese law requires insurers to maintain solvency standards to protect policyholders and to support their own financial strength. Most Japanese life insurers maintain a solvency margin ratio well in excess of the legally mandated minimum. In addition, we expect Japan to introduce an economic value-based solvency regime within the next few years.
In China, the business of our joint venture (as well as the industry) has been implementing China Risk Oriented Solvency System (“C-ROSS”), a risk-based solvency regime. Like Solvency II, C-ROSS focuses on risk management and has three pillars (strengthen quantitative capital requirements, enhance qualitative supervision and establish a governance and market discipline process).
The Korea Financial Supervisory Service plans to implement a new solvency system by 2023. We expect this system to reflect the International Association of Insurance Supervisors (“IAIS”) global Insurance Capital Standard and incorporate certain product portfolio and other features specific to the Korean market. We also expect this system to include mark-to-market valuation, which would generally increase capital requirements.
IAIS
The IAIS is an association of insurance supervisors and regulators and a member of the Financial Stability Board (“FSB”), an international entity established to coordinate, develop and promote regulatory, supervisory and other financial sector policies in the interest of financial stability. The IAIS participates in the FSB’s initiative to identify and manage systemic risk globally. The IAIS has adopted a holistic framework for the assessment and mitigation of systemic risk in the global insurance sector (the “Holistic Framework”). The framework monitors the build-up of vulnerabilities at jurisdictional and global levels to address any such risk through the application of enhanced supervisory measures based on existing insurance core principles and the common framework for supervision of IAIGs. The FSB annually designated MetLife, Inc. a globally systemically important insurer (“G-SII”) from 2016 to 2019, but the FSB suspended our G-SII identification beginning in 2020. The FSB may discontinue or re-establish the G-SII designation system based on the implementation results of the Holistic Framework.
An IAIS proposal becomes effective when it is enacted through legislation or regulation in the applicable jurisdiction. As MetLife, Inc. is not a U.S. non-bank SIFI, the impact on MetLife, Inc. of the IAIS’s global proposals is uncertain.
New York Insurance Regulation 210
Insurance Regulation 210 establishes standards for the determination and any readjustment of non-guaranteed elements (“NGEs”) that may vary at the insurer’s discretion for life insurance policies and annuity contracts delivered or issued for delivery in New York. NGEs include cost of insurance for universal life insurance policies, as well as interest crediting rates for annuities and universal life insurance policies. The regulation requires insurers to notify policyholders at least 60 days in advance of any change in NGEs that is adverse to policyholders and, with respect to life insurance, to notify the NYDFS at least 120 days prior to any such changes. The regulation also requires insurers to inform the NYDFS annually of any changes adverse to policyholders made in the prior year. The regulation generally prohibits insurers from increasing profit margins for in-force policies or adjusting NGEs in order to recoup past losses.
Cybersecurity and Privacy Regulation
Various U.S. federal and state government agencies protect the privacy and security of personal information. A number of jurisdictions outside the U.S. safeguard the privacy and security of personal information. These laws and rules vary significantly from jurisdiction to jurisdiction. Insurance and other regulators are also increasingly focused on cybersecurity.
New York’s cybersecurity regulation for financial services institutions, including banking and insurance entities under its jurisdiction, requires these entities to establish and maintain a cybersecurity program designed to protect consumers’ private data. The regulation requires covered entities to assess risks associated with their information systems and establish and maintain a cybersecurity program designed to protect the confidentiality, integrity, and availability of such systems and data. Specifically, it provides for: (i) controls relating to the governance framework for a cybersecurity program; (ii) risk-based minimum standards for technology systems for data protection; (iii) minimum standards for cyber breach responses, including notice to the NYDFS of material events; and (iv) identification and documentation of material deficiencies, remediation plans and annual certifications of regulatory compliance to the NYDFS.

The NAIC’s Insurance Data Security Model Law (the “Cybersecurity Model Law”) established standards for data security and for the investigation of and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. The Cybersecurity Model Law imposes regulatory requirements intended to protect the confidentiality, integrity, and availability of information systems. Several states have adopted the Cybersecurity Model Law, including some of our insurance subsidiaries’ domiciliary states.
California residents have the right to know what information a business has collected from them and the sourcing and sharing of that information. They also have a right to have a business delete their personal information (with some exceptions), and in certain instances, to limit the use of their personal information. Regulators may impose fines for violations, and individuals have a private right of action for any unauthorized disclosure of personal information as a result of failure to maintain reasonable security procedures. While a significant portion of our business is exempted from these specific requirements, Health Insurance Portability and Accountability Act and the insurance laws of several states grant similar rights to insureds.
The General Data Protection Regulation (“GDPR”) establishes uniform data privacy laws across the EU. The U.K. Data Protection Act of 2018 (“U.K. GDPR”) implements provisions of the GDPR with respect to personal data originating from within the U.K. GDPR and the U.K. GDPR apply to EU and U.K. entities, respectively, as well as entities not established in the EU and/or the U.K., that offer goods or services to data subjects in the EU and/or the U.K., or monitor consumer behavior that takes place in the EU and/or the U.K. Regulators may impose fines for non-compliance. Following the U.K.’s exit from the EU, the U.K. GDPR may diverge from GDPR over time.
ERISA, Fiduciary Considerations, and Other Pension and Retirement Regulation
We provide products and services to certain employee benefit plans that are subject to ERISA and the Internal Revenue Code of 1986, as amended (the “Code”). ERISA and the Code impose restrictions, including fiduciary duties to perform solely in the interests of ERISA plan participants and beneficiaries, and to avoid certain prohibited transactions. The applicable provisions of ERISA and the Code are subject to enforcement by the U.S. Department of Labor (“DOL”), the Internal Revenue Service (“IRS”) and the Pension Benefit Guaranty Corporation.
The prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA plans and participants and IRAs if the investment recommendation results in fees paid to an individual advisor, the firm that employs the advisor or their affiliates that vary according to the investment recommendation chosen, unless an exemption or exception is available. Similarly, without an exemption or exception, fiduciary advisors are prohibited from receiving compensation from third parties in connection with their advice. ERISA also affects certain of our in-force insurance policies and annuity contracts, as well as insurance policies and annuity contracts we may sell in the future.
The SEC adopted Regulation Best Interest in 2020, requiring broker-dealers to act in the best interest of individual investor retail clients when recommending securities or investment strategies, including recommendations to IRA owners, as well as non-benefit plan retail clients. In addition, broker-dealers and investment advisers to retail clients must describe their services and conflicts of interest to their retail customers in client relationship summary disclosure and deliver a copy of the Form to their retail customers. In December 2020, the DOL released the final version of the prohibited transaction exemption (“PTE”) 2020-02 to allow investment advice fiduciaries to receive compensation without violating ERISA, subject to impartial conduct standards and disclosure obligations aligned with the new SEC rules. In the preamble to PTE 2020-02, the DOL also provided its final interpretation of the five-part test used to determine whether a person is acting as an ERISA investment advice fiduciary. PTE 2020-02 became effective on February 16, 2021. The new US presidential administration has ordered a pause on regulatory changes initiated before it took office. As a result, it may delay, change, or withdraw this rule.
State regulators and legislatures in Nevada, New Jersey, Maryland and New York have proposed measures that would make broker-dealers, sales agents, and investment advisers and their representatives subject to a fiduciary duty when providing products and services to customers, including pension plans and IRAs, and Massachusetts has enacted a law to that effect. The NYDFS’s regulation incorporates the “best interest” standard and expands the scope of the regulation beyond annuity transactions to include sales of life insurance policies to consumers. This Regulation Best Interest under the Securities Exchange Act of 1934, as amended (“Exchange Act”) does not include a private right of action, although the SEC did not indicate an intent to pre-empt state regulation in this area, and some of the state proposals and adopted regulations would allow for a private right of action. As a result of these developments, it is possible that it may become more costly to provide our products and services in the states subject to the new rules.
In 2020, the Chilean Congress approved two bills, each one of which allowed individuals to withdraw up to 10% of pension accounts or the account balance if it is below a certain amount. ProVida S.A. and other companies in the industry continue to process such payments. Chile also continues to consider further pension reforms that could affect our business.

Consumer Protection Laws
Numerous federal and state laws affect our earnings and activities, including federal and state consumer protection laws. As part of Dodd-Frank, Congress established the Consumer Financial Protection Bureau (“CFPB”) to supervise and regulate institutions that provide certain financial products and services to consumers. Although the consumer financial services subject to the CFPB’s jurisdiction generally exclude insurance business of the kind in which we engage, the CFPB does have authority to regulate non-insurance consumer services we provide. Consumer protection laws in non-U.S. jurisdictions may also affect us.
Investments Regulation
State laws and regulations limit the amount of investments that our U.S. insurance subsidiaries may have in certain asset categories, such as below investment grade fixed income securities, real estate equity, other equity investments, and derivatives, and require diversification of investment portfolios. Investments exceeding regulatory limitations are not admitted for purposes of measuring surplus. In some instances, laws require us to divest any non-qualifying investments. In addition, many of our non-U.S. insurance subsidiaries and pension companies are subject to other investment laws and regulations.
Changing global financial and economic environments, and the fiscal and monetary policy of governments and central banks around the world, continue to affect our global insurance business. These may affect interest rates, and thereby the pricing levels of risk-bearing investments, as well as our business operations, investment portfolio, and derivatives.
Derivatives Regulation
Dodd-Frank includes a framework of regulation of the over-the-counter (“OTC”) derivatives markets requiring clearing of certain types of interest rate and credit default swap transactions and imposes additional costs, including reporting and margin requirements. Our costs of risk mitigation are increasing under Dodd-Frank. For example, Dodd-Frank imposes requirements to pledge variation and/or initial margin (i) for “OTC-cleared” transactions (OTC derivatives that are cleared and settled through central clearing counterparties), and (ii) for “OTC-bilateral” transactions (OTC derivatives that are bilateral contracts between two counterparties); the margin requirements for OTC-cleared transactions and the variation margin requirements for OTC-bilateral derivatives are already in effect, while the initial margin requirements for OTC-bilateral swap transactions are expected to become applicable to us in September 2021.
We expect increased margin requirements, and capital charges for our counterparties and central clearinghouses related to holding non-cash collateral, to continue to increase our required holdings of cash and government securities. This may cause lower yields and reduce our income due to less favorable pricing for OTC-cleared and OTC-bilateral transactions. Centralized clearing of certain OTC derivatives exposes us to the risk of a default by a clearing member or clearinghouse with respect to our cleared derivative transactions. We use derivatives to mitigate a wide range of risks in connection with our businesses, including the impact of increased benefit exposures from certain of our annuity products that offer guaranteed benefits. We have always been subject to the risk that hedging and other management procedures might prove ineffective in reducing the risks to which insurance policies expose us, or that unanticipated policyholder behavior or mortality, combined with adverse market events, could produce economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by higher costs of writing derivatives (including customized derivatives) and the reduced availability of customized derivatives that might result from the implementation of Dodd-Frank and comparable international derivatives regulations.
Dodd-Frank also expanded the definition of “swap” and mandated the SEC and U.S. Commodity Futures Trading Commission (“CFTC”) to study whether “stable value contracts” should be treated as swaps. Pursuant to the new definition and the SEC’s and CFTC’s interpretive regulations, products offered by our insurance subsidiaries other than stable value contracts might also be treated as swaps. Should such products become regulated as swaps, we cannot predict how the rules would be applied to them or the effect on such products’ profitability or attractiveness to our clients. Special federal banking rules apply to certain qualified financial contracts, including many derivatives contracts, securities lending agreements and repurchase agreements, with banking institutions and certain of their affiliates. These rules generally require the banking institutions and their applicable affiliates to limit or delay their counterparties default rights (such as the right to terminate the contracts or foreclose on collateral) and restrict assignments and transfers of credit enhancements (such as guarantees) in connection with the banking institution or affiliate bankruptcy, insolvency, resolution or similar proceeding. These rules could limit our recovery in the event of a default, limit our ability to close-out transactions upon the bankruptcy of an affiliate of our counterparty, and increase our counterparty risk.

We expect the amount of collateral we are required to pledge and the payments we are required to make under our OTC swaps transactions to increase as a result of the requirement to pledge initial margin for OTC-bilateral transactions, based on the final margin requirements for non-centrally cleared derivatives.
The SEC’s Capital Requirements for Swap Dealers and Major Swap Participants are scheduled to take effect in October 2021. However, we do not expect these requirements to affect our business significantly.
Securities, Broker-Dealer and Investment Adviser Regulation
U.S. federal and state securities laws and regulations apply to insurance products that are also “securities,” including variable annuity contracts and variable life insurance policies, and certain fixed interest rate or index-linked contracts with features that require them to be deemed as securities or sold through private placement issuances. As a result, some of our subsidiaries and their activities in offering and selling variable insurance contracts and policies are subject to extensive regulation under these securities laws.
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
Some of our subsidiaries and their activities in offering and selling variable insurance products are subject to extensive regulation under the federal securities laws and regulations administered by the SEC. These subsidiaries issue variable annuity contracts and variable life insurance policies through separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940, amended (the “Investment Company Act”) or are exempt from registration under the Investment Company Act. Such separate accounts are generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act. In addition, the variable annuity contracts and variable life insurance policies associated with these registered separate accounts are registered with the SEC under the Securities Act of 1933, as amended (the “Securities Act”) or are exempt from registration under the Securities Act. One insurance subsidiary issues a fixed interest rate contract with features that require it to be registered as a security under the Securities Act.
Some of our subsidiaries are registered with the SEC as broker-dealers under the Exchange Act and are members of, and subject to regulation by, FINRA. Certain variable contract separate accounts sponsored by our subsidiaries are exempt from registration but may be subject to other provisions of the federal securities laws. The SEC, CFTC and FINRA from time to time propose rules and regulations that impact products deemed to be securities.
One of our U.S. subsidiaries is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended, and is also registered as an investment adviser in various states and non-U.S. jurisdictions, as applicable. In addition, we have other non-U.S. subsidiaries that are registered or licensed in non-U.S. jurisdictions to conduct our investment management business. We may also be subject to similar laws and regulations in non-U.S. jurisdictions where we provide investment advisory services or conduct other activities.
Under SEC rules, broker-dealers recommending our variable products and other securities offerings to retail customers are required to comply with a “best interest” standard. The rule also requires broker-dealers to disclose the nature of services, their standard of conduct, and their conflicts of interest to their retail customers. With regard to insurance products, the NAIC revised its Suitability in Annuity Transactions Model Regulation to add a “best interest” standard for the sale of annuities, but only one of our insurance subsidiaries’ domiciliary states has adopted it and it is under consideration in another domiciliary state.
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
The NYDFS announced that it expects insurers to integrate financial risks from climate change into their governance frameworks, risk management processes, and business strategies. The NYDFS will also publish detailed guidance on climate-related financial supervision and will integrate questions on this topic into their examinations in 2021.
Unclaimed Property
We are subject to the laws and regulations of states and other jurisdictions concerning identification, reporting and escheatment of unclaimed or abandoned funds, and are subject to audit and examination for compliance with these requirements. See “— Insurance Regulation — Insurance Regulatory Examinations and Other Activities,” which references the regulatory settlement agreement relating to unclaimed proceeds. See also “Controls and Procedures” and Note 21 of the Notes to the Consolidated Financial Statements.
Brighthouse Separation Tax Treatment
Prior to the spin-off distribution of Brighthouse Financial, Inc. (together with its subsidiaries, “Brighthouse”) common stock in 2017, we received a private letter ruling from the IRS regarding certain significant issues under the Code, as well as an opinion from tax counsel that the distribution qualified for non-recognition of gain or loss to us and our shareholders pursuant to Sections 355 and 361 of the Code, except to the extent of cash received in lieu of fractional shares, each subject to the accuracy of and compliance with certain representations, assumptions and covenants therein.
Notwithstanding the receipt of the private letter ruling and the tax opinion, the IRS could determine that the distribution should be treated as a taxable transaction, for example, if it determines that any of the representations, assumptions or covenants on which the private letter ruling is based are untrue or have been violated. Similarly, the IRS could determine that our disposal of the fair value option of Brighthouse Financial, Inc.’s common stock in the debt-for-equity exchange should be treated as a taxable transaction to MetLife, Inc. Furthermore, as part of the IRS’s policy, the IRS did not determine whether the distribution or the debt-for-equity exchange satisfies certain conditions that are necessary to qualify for non-recognition treatment. Rather, the private letter ruling is based on representations by us and Brighthouse that these conditions have been satisfied. The tax opinion addressed the satisfaction of these conditions. The tax opinion is not binding on the IRS or the courts, and the IRS or a court may take a contrary position. In addition, the tax counsel relied on certain representations and covenants delivered by us and Brighthouse.
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

Cross-Border Trade and Investments
Our U.K. business model utilizes certain rights to operate cross-border insurance and investment operations, which were eliminated as a result of the U.K. exiting the EU. In particular, our EEA insurance entities have lost the right to “passport” insurance services into the U.K. Nevertheless, MetLife expects to maintain its existing operating model, including as an inbound EEA-insurer under the U.K.’s TPR, which is due to last for at least three years and will permit MetLife to carry on its insurance business in the U.K. during that period. Operating expenses within our businesses could increase as a result of such changes.
Further, MetLife Investment Management Limited (“MIML”), our third-party investment manager in the U.K., has lost its passporting rights in the EU. We are arranging a means to continue our third-party investment management business in the EU.
The United States-Mexico-Canada Agreement came into effect in 2020. The U.S. and Chinese governments may continue to negotiate the terms of the bilateral economic relationship, including with respect to the imposition of tariffs.
While tariffs do not generally affect us directly, the economic impact of continued uncertainty could impact the growth of the insurance market in China or other markets. A U.S. presidential executive order prohibited U.S. persons transacting in the publicly traded securities of (or derivatives or securities designed to provide investment exposure to) any Communist Chinese military companies, effective January 11, 2021. U.S. persons who held such investments as of that date (or do, whenever a company is later designated under the rule) may transact in such securities for the sole purpose of divesting them. The new U.S. presidential administration is reviewing the prior administration’s policies on China. As a result, it may delay, change, or withdraw all or part of these policies.
London Interbank Offered Rate
The Financial Conduct Authority (“FCA”), the U.K. regulator of LIBOR, previously indicated that it intends to stop persuading or compelling panel banks to submit quotes used to determine LIBOR after 2021. On November 30, 2020, the Intercontinental Exchange (“ICE”) Benchmark Administration (“IBA”), the administrator of LIBOR, announced a consultation regarding its intention to cease the publication of one week and two-month U.S. Dollar LIBOR settings at the end of December 2021, but to extend the publication of the remaining U.S. Dollar LIBOR settings (overnight and one, three, six and 12 month U.S. Dollar LIBOR) until the end of June 2023. The IBA intends to share the results of the consultation with the FCA and publish a summary of the responses. U.S. bank regulators acknowledged the announcement and, subject to certain limited exceptions, advised banks to cease writing new U.S. Dollar LIBOR contracts by the end of 2021.
We use LIBOR and other interbank offered rates as interest reference rates in many of our financial instruments. Existing contract fallback provisions, and whether, how, and when we and others develop and adopt alternative reference rates, will influence the effect of any changes to or discontinuation of LIBOR on us. We are identifying, assessing and monitoring market and regulatory developments, assessing agreement terms, and evaluating operational readiness. The SEC’s Division of Examinations (formerly Office of Compliance Inspections and Examinations) expects to assess registrants’ efforts to prepare for LIBOR discontinuation and their transition to alternatives. We actively participate in the New York Federal Reserve Bank convened Alternative Reference Rate Committee and other industry association efforts on the transition to alternative reference rates. The Company is utilizing the International Swaps and Derivatives Association, Inc. (“ISDA”) 2020 IBOR Fallbacks Protocol to address the transition from LIBOR and other interbank offered rates to other risk-free rates in its OTC bilateral ISDA derivatives contracts. We also monitor the Financial Accounting Standards Board’s, International Accounting Standards Board’s, and U.S. Treasury Department’s updates on the accounting and tax implications of reference rate reform. We continue to assess current and alternative reference rates’ merits, limitations, risks and suitability for our investment and insurance processes.

Competition
The life insurance industry remains highly competitive. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Competitive Pressures.” We face competition based on factors such as service, product features, scale, price, financial strength, claims-paying ratings, credit ratings, e-business capabilities and name recognition. We compete globally with a large number of insurance companies and non-insurance financial services companies such as banks, broker-dealers and asset managers. We compete for individual consumers, employer and other group customers, as well as agents and other distributors of insurance and investment products. Some of our competitors offer a broader array of products, have more competitive pricing or, with respect to other insurance companies, have higher claims paying ability ratings. In the United States and Japan, we compete with a large number of domestic and foreign-owned life insurance companies, many of which offer products in categories on which we focus. Elsewhere, we compete with the foreign insurance operations of large U.S. insurers and with global insurance groups and local companies. Because we and others underwrite many group insurance products annually, our group purchasers may be able to obtain more favorable terms from competitors rather than renewing coverage with us.
Insurers are focused on their core businesses, specifically in markets where they can achieve scale. They are increasingly seeking alternative sources of revenue focusing on monetization of assets, and fee-based services. They are also looking for opportunities to offer comprehensive solutions which include value-added services along with traditional products.
Financial market volatility will impact insurers’ capital positions, which may strain the competitive environment and lead to industry consolidation. We believe adaptability to market changes (such as those from pandemics), as well as financial strength, technological efficiency and organizational agility, will most significantly differentiate competitors in our industry. We believe we are well positioned to succeed in any environment.
The Company distributes many of its products through a variety of third-party distribution channels, including banks and broker-dealers. We believe potential distribution partners carefully consider the financial strength of the company whose products they sell. Bank and broker-dealer consolidation could increase competition for access to distributors.
We face intense competition for employees. We must attract and retain highly skilled people with knowledge of our business and industry experience to support our business. We continue to seek to grow our career agency forces in selected global markets. We also continue efforts to enhance the efficiency and production of our sales representatives. These initiatives may not succeed in attracting and retaining productive agents. See “— Segments and Corporate & Other” for information on sales distribution.
Numerous aspects of our business are heavily regulated. Legislative and other changes affecting the regulatory environment can affect our competitive position within the life insurance industry and within the broader financial services industry.
Human Capital Resources
At October 1, 2020, we had approximately 46,500 employees, calculated consistent with Regulation S-K Item 402(u) without exempting any employees under Regulation S-K Item 402(u)(4).
We strive to build a purpose-driven and inclusive culture where our employees are energized to make a difference. As a financial services company, we rely significantly on our global workforce, leveraging a wide variety of professional, scientific, management, business, and other skills and expertise, to create value for all of our stakeholders. To continue strengthening and cultivating a diverse workforce that can thrive now and, in the future, we will focus on the following:
•Purpose, employee engagement and well-being: We aspire to empower our employees to feel a sense of purpose, belonging and impact from their work contributions to execute our strategy, focus on our priorities, and achieve our goals. We will encourage our employees to prioritize health by connecting our purpose, our work, and the importance of overall health and well-being. We will also continue to apply these principles to strive to meet our employees’ needs during the COVID-19 Pandemic and beyond. We will monitor our progress in part by our annual employee survey, which measures purpose, engagement, and satisfaction.
•Diversity, equity and inclusion: We will cultivate an inclusive culture where our diversity of talent will position us to meet the needs of our customers, our shareholders, and the communities we serve around the world and to meet our people commitment. We will monitor our progress in part by measuring the representation across our workforce, including our leadership, against appropriate benchmarks. We will also monitor our progress by our annual employee survey and will review our practices and policies for equity and fairness.

•Talent development: We will work to develop a highly skilled workforce of the future with the right capabilities to deliver on our strategic goals. Employees will leverage our digitally enabled learning platform to continuously learn and build core skills they need in a dynamic environment. Through holistic development and succession planning, we will continue to prepare our workforce for the future. We will also continue to cultivate an adaptable sales force, as customer relationships are crucial to our success. We will monitor our progress in part by engagement with our learning content and skills application, and through valuable insights from our annual employee survey.
Information About Our Executive Officers
Set forth below is information regarding the executive officers of MetLife, Inc. MLIC and MetLife Group, Inc. are affiliates of MetLife, Inc.:

Name	Age	Position with MetLife and Business Experience
Michel A. Khalaf	57	•	President, Chief Executive Officer and Director of MetLife, Inc. (May 2019 – present)
		•	President, U.S. Business, of MetLife, Inc. (July 2017 – April 2019)
		•	President, EMEA, of MetLife, Inc. (November 2011 – July 2017)
John D. McCallion	47	•	Executive Vice President and Chief Financial Officer of MetLife, Inc. (August 2018 – July 2019) (November 2019 – present)
		•	Executive Vice President and Chief Financial Officer and Treasurer of MetLife, Inc. (May 2018 – August 2018) (July 2019 – November 2019)
		•	Executive Vice President and Treasurer of MetLife, Inc. (July 2016 – May 2018)
		•	Senior Vice President and Chief Financial Officer, EMEA, of MetLife Group, Inc. (August 2014 – June 2016)
Marlene Debel	54	•	Executive Vice President and Chief Risk Officer of MetLife, Inc. (May 2019 – present)
		•	Executive Vice President and Head of Retirement & Income Solutions of MetLife, Inc. (March 2018 – May 2019)
		•	Executive Vice President and Chief Financial Officer, U.S. Business, of MetLife, Inc. (July 2016 – March 2018)
		•	Executive Vice President and Treasurer of MetLife, Inc. (June 2011 – July 2016)
Stephen W. Gauster	50	•	Executive Vice President and General Counsel of MetLife, Inc. (May 2018 – present)
		•	Senior Vice President and Interim General Counsel of MetLife, Inc. (July 2017 – May 2018)
		•	Senior Vice President and Chief Counsel, General Corporate Section of the Law Department of MetLife Group, Inc. (January 2016 – June 2017)
Steven J. Goulart	62	•	Executive Vice President and Chief Investment Officer of MetLife, Inc. (May 2011 – present)
		•	Head of the Portfolio Management Unit as Senior Managing Director of MLIC (January 2011 – April 2011)
Esther S. Lee	62	•	Executive Vice President and Global Chief Marketing Officer of MetLife, Inc. (January 2015 – present)
		•	Senior Vice President, Brand Marketing, Advertising and Sponsorships of AT&T, Inc., a communications company (August 2011 – December 2014)
Bill Pappas	51	•	Executive Vice President, Global Technology and Operations, of MetLife, Inc. (November 2019 – present)
		•	Head of Global Operations, Bank of America, a financial services company (February 2016 – November 2019)
		•	Chief Information Officer, Bank of America (February 2010 – February 2016)
Susan M. Podlogar	57	•	Executive Vice President and Chief Human Resources Officer of MetLife, Inc. (July 2017 – present)
		•	Vice President, Human Resources, Global Medical Devices, Johnson & Johnson, a medical devices, pharmaceutical and consumer products company (May 2016 – June 2017)
		•	Vice President, Human Resources, EMEA, Global Total Rewards, Johnson & Johnson (January 2015 – May 2016)
Kishore Ponnavolu	56	•	President, Asia, of MetLife, Inc. (September 2018 – present)
		•	Executive Vice President, Property & Casualty, of MetLife Group, Inc (November 2013 – August 2018)
Ramy Tadros	45	•	Executive Vice President and President, U.S. Business, of MetLife, Inc. (May 2019 – present)
		•	Executive Vice President and Chief Risk Officer of MetLife, Inc. (September 2017 – April 2019)
		•	Management Consultant, Oliver Wyman, Inc., a consulting company (September 1997 – July 2017)

Trademarks
We have a worldwide trademark portfolio that we consider important in the marketing of our products and services, including, among others, the trademark “MetLife.” We also have trademarks, such as the “PROVIDA” trademark, we have acquired with businesses. We believe that our rights in our trademarks are well protected.
Available Information
MetLife encourages investors and others to frequently visit its website (www.metlife.com), including its Investor Relations web pages (https://investor.metlife.com). MetLife announces significant financial and other information to its investors and the public on its Investor Relations web pages in news releases, public conference calls and webcasts, fact sheets, and other documents and media. MetLife, Inc. makes available free of charge on its Investor Relations web pages the reports and other information it publicly discloses with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, any amendments to each of those reports, proxy statements, and other disclosure. The SEC maintains an internet website (https://www.sec.gov) that contains this and other information regarding issuers that file electronically with the SEC, including MetLife, Inc.
The information on MetLife’s website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document MetLife submits to the SEC, and any references to MetLife’s website are intended to be inactive textual references only.
Item 1A. Risk Factors
Any or each of the events described below may (or may continue to) adversely affect the global economy, global financial markets, our reputation, our regulatory, customer, or other relationships, our results of operations, our liquidity or cash flows, our statutory capital position, our ability to meet our obligations, our credit and financial strength ratings, our financial condition, or the market price of our common stock. The effects may vary widely from time to time, product to product, market to market, region to region, or segment to segment.
Many of these risks are interrelated and could occur under similar business and economic conditions, and the occurrence of any of them may cause others to emerge or worsen. Such combinations could materially increase the severity of the cumulative or separate impact of these risks.
These risk factors are not a complete set of all potential risks that could affect MetLife. You should carefully consider the risk factors together with other information contained in this Annual Report on Form 10-K, including “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes in “Financial Statements and Supplementary Data,” and other reports and materials MetLife submits to the SEC.
Economic Environment and Capital Markets Risks
We May Face Difficult Economic Conditions
Market factors, including interest rates, credit spreads, equity prices, derivative prices and availability, real estate conditions, foreign currency exchange rates, consumer and government spending, business investment, volatility, disruptions and strength of the capital markets, deflation and inflation, and government actions may result in investment losses, derivative losses, changes in insurance liabilities, impairments, increased valuation allowances, increases in reserves, reduced net investment income and changes in unrealized gain or loss positions.
Higher unemployment, changes to inflation, lower family income, lower corporate earnings, lower business investment, lower consumer spending, elevated incidence of claims, adverse utilization of benefits relative to our best estimate expectations, lapses or surrenders of policies, reduced demand for our products, and deferred or canceled payments of insurance premiums may negatively affect our earnings and capitalization.
Declining equity markets may decrease the account value of our products, reducing certain fees generated by these products, which may increase the level of insurance liabilities we carry, accelerate the amortization of deferred policy acquisition costs (“DAC”), and increase funding to our captive reinsurers. Additionally, lower interest rates may reduce returns in fixed income investments.

Public Health Risks
Pandemics and other public health issues (such as the ongoing COVID-19 Pandemic), and governmental, business, and consumer reactions to them, have affected and may continue to affect economic conditions. They have and may continue to cause illnesses and deaths, changes in consumer or business confidence and activity, changes to interest rates, and governmental or other restrictions on economic activity for prolonged periods. Any of these issues may cause or exacerbate any of the difficult economic conditions we describe in these risk factors.
Interest Rate Risks
Some of our products and investments expose us to interest rate risks, including changes in the difference between short-term and long-term interest rates, which may reduce or eliminate our investment spread and net income.
Low interest rates and risk asset returns may reduce income from our investment portfolio, increase our liabilities for claims and future benefits, and increase the cost of risk transfer measures, decreasing our profit margins. During certain market events, such as a global credit crisis, a market downturn, or sustained low market returns, we may incur significant losses due to, among other reasons, losses incurred in our general account and the impact of guarantees, including increases in liabilities, capital maintenance obligations and collateral requirements. In addition, during periods of sustained lower interest rates, we may need to reinvest proceeds from certain investments at lower yields, reducing our investment spread. Moreover, borrowers may prepay or redeem the fixed income securities and loans in our investment portfolio with greater frequency. Although we may be able to lower interest crediting rates to help offset decreases in spreads, our ability to lower these rates is limited to our products that have adjustable interest crediting rates, which could be limited by competition or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our investment spread may decrease or become negative.
Lower spreads may accelerate the amortization of DAC, reducing net income and in turn, harming our credit instrument covenants or rating agency assessment of our financial condition. During periods of declining interest rates, life insurance and annuity products may be more attractive investments to consumers, resulting in increased premium payments on certain products, repayment of policy loans and increased persistency, while our new investments carry lower returns. A market interest rate decline could also reduce our return on investments that do not support particular policy obligations. During periods of sustained lower interest rates, we may need to increase our reserves.
Interest rate increases may also harm our profitability. During rapidly increasing interest rates, we may not be able to replace the investments in our general account with higher yielding investments needed to fund the higher crediting rates required to stay competitive. This could result in a lower spread, lower profitability, decreased sales, and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals may increase as policyholders seek investments with higher perceived returns. This may result in cash outflows requiring the sale of investments on less favorable terms, resulting in investment losses. We may accelerate the amortization of DAC and value of business acquired (“VOBA”), reducing net income, harming our credit instrument covenants and rating agency assessment of our financial condition. Interest rate increases may harm the value of our investment portfolio, for example, by decreasing the estimated fair values of fixed income securities, and may increase our daily settlement payments on interest rate futures and cleared swaps, resulting in increased cash outflows and liquidity needs. Furthermore, if interest rates rise, our unrealized gains on fixed income securities may decrease and our unrealized losses may increase. We would recognize the accumulated change in estimated fair value of these fixed income securities in net income when we realize a gain or loss upon the sale of the security or we determine that the decline in estimated fair value is due to a credit loss. Finally, an increase in interest rates may decrease fee income associated with a decline in the value of variable annuity account balances invested in fixed income funds.
Federal Reserve Board monetary policy (and that of other central banks) may also impact the pricing levels of risk-bearing investments and may harm our investment income or product sales.
The measures we take to mitigate the risks of investing in a changing interest rate environment, such as mitigating our fixed income investments relative to our interest rate sensitive liabilities, may not be sufficient. For some of our liability portfolios, we may not be able to invest assets at the full liability duration, thereby creating some asset/liability mismatch. In addition, asymmetrical and non-economic accounting may cause material changes to our net income and stockholders’ equity because we record our non-qualified derivatives at fair value through earnings, while the related hedged items either follow an accrual-based accounting model or are recorded at fair value through other comprehensive income.

Credit Spread Risks
Changes in credit spreads may result in market price volatility and cash flow variability. Market price volatility can make valuations of our securities difficult if trading becomes less frequent, which may require us to add to our reserves. Market volatility may cause changes in credit spreads, defaults and a lack of pricing transparency. An increase in credit spreads relative to U.S. Treasury benchmarks may increase our borrowing costs and decrease certain product fee income. A sustained decrease in credit spreads could reduce the yield on our future investments.
Equity Risks
Downturns and volatility in equity markets may harm our savings and investment products’ revenues and investment returns, where fee income is earned based upon the estimated fair value of our managed assets. Our variable annuity business is highly sensitive to equity markets, and a sustained weakness or stagnation in the equity markets may decrease these products’ revenues and earnings. Furthermore, certain of our variable annuity products offer guaranteed benefits that increase our potential benefit exposure should equity markets decline or stagnate.
Sustained declines in long-term equity returns or interest rates may harm the funding of our pension plans and other post-retirement benefit obligations. An increase in equity markets could increase settlement payments on equity futures and total rate of return swaps (“TRRs”), which may increase our cash outflows and liquidity needs.
The timing of distributions from and valuations of our investments in leveraged buy-out funds, hedge funds and other private equity funds depends on the performance of the underlying investments, distribution schedules, and the funds’ need for cash. The amount of net investment income from these investments can vary substantially from period to period and significant volatility may harm our returns and net investment income. In addition, downturns or volatility in the equity markets may decrease the estimated fair value of our alternative investments and equity securities.
Real Estate Risks
Changes in leasable commercial space supply and demand, pandemics and other public health issues (such as the ongoing COVID-19 Pandemic), creditworthiness of tenants and partners, capital markets volatility, interest rate fluctuations, commodity prices, farm incomes, housing and commercial property market conditions, and real estate investment supply and demand may adversely impact our investments in commercial, agricultural and residential mortgage loans, and real estate and real estate joint ventures.
Obligor and Counterparty Risks
Our general account investments in certain countries could be adversely affected by volatility resulting from local economic and political concerns, as well as volatility in specific sectors. Government entities may face budget deficits and other financial difficulties, which may harm the value of securities we hold issued by or under the auspices of such governments.
The issuers or guarantors of fixed income securities and mortgage loans we own may default on principal and interest payments they owe us. Additionally, the change in value of underlying collateral within asset-backed securities (“ABS”), including mortgage-backed securities, may result in a default on principal and interest payments, reducing our cash flows. The occurrence of a major economic downturn, acts of corporate malfeasance, widening credit spreads, or other adverse events may reduce the estimated fair value of our portfolio of fixed income securities and mortgage loans and increase the default rate of the fixed income securities and mortgage loans in our investment portfolio.
Many of our transactions with counterparties such as brokers and dealers, central clearinghouses, commercial banks, investment banks, hedge funds, investment funds, reinsurers and other financial institutions expose us to the risk of counterparty default. Such credit risk may be exacerbated if we cannot realize on the collateral held by us in secured transactions or cannot liquidate such collateral at prices sufficient to recover the full amount of the loan or derivative exposure due to us. Furthermore, potential action by governments and regulatory bodies, such as controlling investment, nationalization, conservatorship, receivership and other intervention, or lack of action by governments and central banks, as well as deterioration in the banks’ credit standing, could negatively impact these instruments, securities, transactions and investments or limit our ability to trade with them. These may cause losses or impairments to the carrying value of our investments.
Our efforts to manage our total exposure to a single counterparty or limited number of counterparties within or among any of our investment, derivative, treasury, and reinsurance relationships, which we adjust from time to time, may not completely or adequately mitigate counterparty risks.

Currency Exchange Rate Risks
Fluctuations in foreign currency exchange rates against the U.S. dollar may adversely affect our non-U.S. dollar denominated investments, investments in non-U.S. subsidiaries, net income from non-U.S. operations and issuance of non-U.S. dollar denominated instruments. Fluctuations in foreign currency exchange rates may also make certain of our products less attractive to customers, which may increase levels of early policy terminations and decrease sales volume and our in-force business. Such negative effects may be exacerbated if international markets experience severe economic or financial disruptions or significant currency devaluations, if a foreign economy is determined to be “highly inflationary,” or if a country withdraws from the Euro zone. Fluctuations in foreign currency exchange rates may harm our operations, earnings or investments in the affected countries.
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
Derivatives Risks
If our counterparties, clearing brokers or central clearinghouses fail or refuse to honor their obligations under our derivatives, our risks may not be hedged. A counterparty, clearing broker, or central clearinghouse may become insolvent or otherwise unable or unwilling to make payments or to return collateral under the terms of derivatives agreements, increasing our costs. If the net estimated fair value of a derivative to which we are a party declines, we may need to pledge collateral or make payments. In addition, we may face increased costs to the extent we replace counterparties who suffer financial difficulties. Furthermore, our derivatives valuations may change based on changes to our valuation methodology or errors in such valuation or valuation methodology.
Terrorism and Security Risks
The continued threat of terrorism, ongoing or potential military and other actions, and heightened security measures may cause significant volatility in global financial markets and result in loss of life, property damage, additional disruptions to commerce and reduced economic activity. The value of our investment portfolio may be adversely affected by declines in the credit and equity markets and reduced economic activity caused by such threats. Companies in which we maintain investments may suffer losses as a result of financial, commercial or economic disruptions, and such disruptions might affect the ability of those companies to pay interest or principal on their securities or mortgage loans. Terrorist or military actions also could disrupt our operations centers and result in higher than anticipated claims under our insurance policies.
We May Not Meet Our Liquidity Needs, Access Capital, or May Face Significantly Increased Cost of Capital Due to Adverse Capital and Credit Market Conditions
In cases of volatility, disruptions, or other conditions in global capital markets we may have to seek additional financing, the availability and cost of which could be adversely affected by market conditions, regulatory considerations, availability of credit to our industry generally, our credit ratings and credit capacity, reduced business activity, or investment losses, and the perception of our financial prospects. Our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. We may not be able to successfully obtain additional financing we need on favorable terms or at all. We may be required to return significant amounts of cash collateral on short notice under securities lending or derivatives agreements or post collateral or make payments related to specified counterparty agreements.
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
We May Be Unable to Access Our Credit Facility, Reducing Our Liquidity and Leading to Downgrades in Our Credit and Financial Strength Ratings
We may fail to comply with or fulfill all conditions under the unsecured credit facility (the “Credit Facility”) MetLife, Inc. and MetLife Funding, Inc. (“MetLife Funding”) maintain. Lenders may fail to fund their lending commitments under the Credit Facility due to insolvency, illiquidity or other reasons.

We May Lose Business Due to a Downgrade or a Potential Downgrade in Our Financial Strength or Credit Ratings
Nationally Recognized Statistical Rating Organizations (“NRSROs”) and others may, at any time, downgrade our financial strength ratings or credit ratings, lower our ratings outlooks, increase the scope or frequency of their reviews, or increase capital or other requirements to maintain ratings. Such changes could reduce our product sales, reduce cash flows from funding agreements and other capital market products, and force us to change product pricing and increase our financing costs, policy surrenders or withdrawals, collateral requirements, risk of derivative terminations, cost of reinsurance, regulatory scrutiny, or various other factors.
We May Not Find Available, Affordable or Adequate Reinsurance to Protect Us Against Losses
Reinsurers may increase our reinsurance costs, or may decline to offer us reinsurance, due to policy changes related to pandemics or other public health issues (such as the ongoing COVID-19 Pandemic), market conditions, or other factors. Our risk of loss may increase if we decrease the amount of our reinsurance. Any of these could harm our ability to write future business or result in the assumption of more risk with respect to the policies we issue.
We may incur costs as a result of a reinsurer’s insolvency, inability or unwillingness to make payments, or inability or unwillingness to maintain collateral.
Our Statutory Life Insurance Reserve Financings Costs May Increase, and We May Find Limited Market Capacity for New Financings
If MetLife’s ratings decline, market capacity is limited, or on other repricing occasions, our costs to finance statutory life insurance reserves may increase. If regulators disallow assets to back statutory reserves, we would not be able to take some or all related statutory reserve credit, which may harm the statutory capitalization of certain of our insurance subsidiaries.
Regulatory and Legal Risks
Changes in Laws or Regulation, or in Supervisory and Enforcement Policies, May Reduce Our Profitability, Limit Our Growth, or Otherwise Adversely Affect Us
Insurance or other regulators may change licensing, permit, or approval requirements, or take other actions harmful to us. They may also take actions that harm our customers and independent sales intermediaries or their operations, which may affect our business relationships with them and their ability to purchase or distribute our products.
Governments may change regulation of financial services, insurance, variable annuities and variable life insurance, securities, derivatives, pension, health care, accounting, cybersecurity, privacy and data protection, tort reform legislation, taxation, benefit plan investment advice and related fiduciary duties, antitrust as applied to the business of health insurance or otherwise, and other areas. Laws and regulations may also affect customers, sales intermediaries, or others. We or others may fail to comply with these requirements or suffer adverse regulatory examinations or audits. Regulators may also interpret rules differently from the way we have, or change interpretations of laws or rules, and legislators may change statutes. Any of these changes may harm our ability to continue to offer products we do today or to introduce new products.
We may incur costs to comply with laws and regulations and changes to these laws and regulations may increase our expenses. Our failure to comply with our own policies or with regulatory requirements may harm our reputation or result in sanctions or legal claims.
Laws, regulations or regulatory actions may limit or change the type, amount or structure of compensation or benefits we offer our employees or others, which may harm our ability to compete in recruiting and retaining key personnel. We may also fail to fulfill our fiduciary or other benefit-related obligations completely.
Solvency standards compliance may increase our capital and reserve requirements, risk management costs, and reporting costs. We may be subject to enhanced capital standards, supervision and additional requirements, such as group capital standards or insurer capital standards. MetLife, Inc. could be compelled to undergo FDIC liquidation if it becomes insolvent or is in danger of defaulting on its obligations, imposing greater losses on shareholders and unsecured creditors than under the Bankruptcy Code. This could also apply to financial institutions whose debt we hold and could harm the value of our holdings. We could be assessed charges in connection with a financial company liquidation.

Our ability to react to rapidly changing economic conditions and the dynamic, competitive markets may be impaired if our product designs do not allow frequent and contemporaneous revisions of key pricing elements, or if we are unable to work collaboratively with regulators. Changes in regulatory approval processes, rules and other dynamics in the regulatory process could harm our ability to react to such changing conditions. Rules on defined benefit pension plan funding may reduce the likelihood or delay corporate plan sponsors in terminating their plans or engaging in transactions to partially or fully transfer pension obligations. This could affect the mix of our pension risk transfers and increase non-guaranteed funding products.
Regulators have reacted and may continue to react to pandemics and other public health issues (such as the ongoing COVID-19 Pandemic). They may require “no lapse” in policy coverage regardless of whether we receive premiums or are able to assess fees against policyholder account balances. They may extend insurance coverage beyond our policy or contract terms and may impose premium grace periods, suspend cancellations, lower or freeze premium rates, and extend proof of loss deadlines, including retroactively, exposing us to risks and costs we are unable to foresee or underwrite. We may also adopt customer accommodations, such as waiving exclusions, forgoing rate increases or implementing lower rate increases than we would otherwise, relaxing claim documentation requirements, relaxing eligibility criteria, granting premium credits, or other accommodations for customers experiencing economic or other distress. Regulators may restrict our underwriting on public policy or other grounds, excluding factors such as exposure, quarantine, infection, and association with others suffering public health-related effects.
Our New York regulator's annual SCL for year-end asset adequacy testing may impose unforeseen assumptions or requirements that require us to increase or release reserves, which could affect our statutory capital and surplus.
Governmental bodies may delay acting on or implementing regulatory or policy changes due to pandemics or other public health issues, or because they are attending to pandemic or public health issues rather than on other topics. This may increase uncertainty, prolong deleterious regulations and policies, delay or prevent beneficial regulatory or policy changes, and create the potential for later, more rapid changes to which we find it more difficult to adjust.
Governments or Others May Increase our Taxes by Changing or Re-Interpreting Tax Laws, Making Some of Our Products Less Attractive to Consumers
Changes in tax laws or interpretations of such laws could increase our corporate taxes, reduce our earnings, and increase our deferred income tax liabilities. Changes may increase our effective tax rate or have implications that make our products less attractive to consumers. Tax authorities may enact laws, change regulations to increase existing taxes, or add new types of taxes, and authorities who have not imposed taxes in the past may impose taxes.
Customers shifting away from employee benefits, life insurance and annuity contracts, or other tax-preferred products would reduce our income from these products and our asset base, reducing our earnings and potentially affecting the value of our deferred tax assets.
We May Face Increasing Litigation and Regulatory Investigations
Legal or regulatory actions, inquiries or investigations, whether ongoing or yet to come, could harm our reputation, ability to attract or retain customers or employees, business, financial condition, or results of operations, even if we ultimately prevail. Regulators or private parties may bring class actions, individual suits, or investigations seeking large recoveries alleging wrongs relating to sales or underwriting practices, claims payments and procedures, failure to adequately or appropriately supervise, inappropriate compensation contrary to licensing requirements, product design, disclosure, administration, investments, denial or delay of benefits, pandemic- or other public health-related practices (such as those related to the ongoing COVID-19 Pandemic), data security incidents, discriminatory or inequitable practices, and breaches of fiduciary or other duties. We may be unable to anticipate the outcome of a litigation and the amount or range of loss because we do not know how adversaries, fact finders, courts, regulators, or others will evaluate evidence, the law, or accounting principles, and whether they will do so differently than we have.

We May Face Changes to Interest Rates, the Value of our Financial Instruments, the Competitiveness of our Products, the Performance of our Investments, and our Relationships Due to LIBOR’s Termination and the Uncertainties in Our transition to Alternative Reference Rates
Regulators, agencies, or benchmark administrators may change how LIBOR is determined, discontinue reliance on LIBOR as a benchmark rate as planned, or establish additional alternative reference rates. Any change or discontinuation of LIBOR (or other benchmark rates) may change interest rates and the value of, return on, and markets for, a broad array of our products, our financial instruments, the instruments in which we invest, or interest rates on our borrowing or debt. The effects on our business and investments will vary depending on existing fallback provisions in individual contracts and whether, how, and when industry participants continue to develop and adopt alternative reference rates and fallbacks for both legacy and new products or instruments. Uncertainty regarding the continued use and reliability of LIBOR, regarding the calculation of the applicable interest rate or payment amount depending on the terms of the governing instruments, or regarding the application or effectiveness of alternative reference rates, could increase our costs, reduce the value of such instruments, or impair our cash or derivative positions. We may not effectively hedge or manage risks from differences among applicable fallback rates or when those rates take effect.
We may fail to adequately prepare for or react to LIBOR discontinuation and replacement, or fail to fully protect ourselves from all the effects of such changes. We may also fail to manage adequately any transition to alternative reference rates in a way that maintains the competitiveness of our products and the performance of our investment portfolio. Our transition may not effectively protect other aspects of our business, such as our operations and the accuracy of the financial models and valuations we use to gauge our risks, for financial reporting, or other purposes.
Any such uncertainties or ineffective management may harm our reputation, our relationships with our investors, customers, or regulators, financial condition, and our business operations.
Our Efforts to Meet Environmental, Social, and Governance Standards and to Enhance the Sustainability of our Businesses May Not Meet Investors' or Regulators' Expectations
Some of our shareholders, investors and customers, or those considering such a relationship with us, evaluate our business or other practices according to a variety of environmental, social, and governance (“ESG”) standards and expectations. Some of our regulators have proposed ESG rules or announced that they intend to review our practices against ESG standards; others may yet do so. Further, we define our own corporate purpose, in part, by the sustainability of our practices and our impact on all our stakeholders.
Our investors or others may evaluate our practices by ESG criteria that are continually evolving and not always clear. These standards and expectations may also, as a whole, reflect contrasting or conflicting values or agendas. Our decisions or priorities must also necessarily, and simultaneously, take account of several business goals and interests. Our practices may also not change in the particulars or at the rate stakeholders expect. As a result, our efforts to conduct our business in accordance with some or all these expectations may involve trade-offs. We may fail to meet our commitments or targets, and our policies and processes to evaluate and manage ESG standards in coordination with other business priorities may not prove completely effective or satisfy investors, regulators, or others. We may face adverse regulatory, investor, media, or public scrutiny leading to business, reputational, or legal challenges.
Capital Risks
We May not be Able to Pay Dividends or Repurchase Our Stock Due to Legal and Regulatory Restrictions or Cash Buffer Needs
Our financial condition, results of operations, cash requirements, future prospects, capital position, liquidity, financial strength and credit ratings, as well as regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries, general market conditions, the market price of our common stock compared to management’s assessment of the stock’s underlying value, applicable regulatory approvals, other legal and accounting factors, and any other factors our Board deems relevant may preclude us from paying dividends or repurchasing our common stock.
Other factors may affect our ability to pay dividends or repurchase our common stock. Governments, investors or media may pressure us not to repurchase shares of our common stock or other securities, or prohibit us from doing so. Our use of other means to return excess capital to shareholders may be less tax-efficient than repurchases. We maintain a buffer of cash and other liquid assets, and may increase it. As a result, we may have less capital to devote to other uses, such as innovation, acquisitions, development and return of capital to shareholders. We may also be restricted from repurchasing shares or entering into share repurchase programs at times, such as when we are aware of material non-public information.

If we do not pay dividends on our preferred stock or pay interest on our junior subordinated debentures or trust securities, terms of those instruments may restrict our ability to pay dividends on or repurchase our common stock. Further, terms applicable to our Floating Rate Non-Cumulative Preferred Stock, Series A (the “Series A preferred stock”), junior subordinated debentures and trust securities may prevent us from paying dividends or interest on those instruments. We may not be able to eliminate these restrictions through the repayment, redemption or purchase of junior subordinated debentures or other securities.
Our Subsidiaries May be Unable to Pay Dividends, a Major Component of Holding Company Free Cash Flow
If the cash MetLife, Inc. receives from its subsidiaries through dividends and other payments is insufficient for it to fund its debt service and other holding company obligations, MetLife, Inc. may have to issue debt or equity, or sell assets. MetLife, Inc. may also not meet our free cash flow or shareholder cash distribution goals.
Insurance regulators may restrict dividends or other payments above certain amounts where their approval is required if they determine payments could be adverse to our policyholders or contract holders. Business conditions, rating agency considerations, taxation, dividend and repatriation rules, and monetary transfer and foreign currency exchange rules may limit our insurance subsidiaries’ dividends and other payments. We may need to transfer capital among our companies to comply with net worth maintenance or other support agreements, limiting capital available for other purposes.
Investment Risks
We May Face Defaults, Downgrades, Volatility or Other Events That Adversely Affect the Investments We Hold
In case of a major economic downturn, acts of corporate malfeasance, widening credit risk spreads, ratings downgrades or other events, our estimated fair value of our fixed income securities and loan portfolios and corresponding earnings may decline, and the default rate of our investment portfolio may increase. These changes could harm the issuers or guarantors of securities or the underlying collateral of structured securities that we hold. We may have to hold more capital to support our securities to maintain our RBC levels if securities we hold suffer a ratings downgrade. Our intent to sell, or our assessment of the likelihood that we will be required to sell, fixed income securities may increase our write-downs or impairments. Our realized losses or impairments on these securities may harm our net income.
The default rate, loss severity or other performance of our mortgage loan investments may change. Any concentration of our mortgage loans by geography, tenancy or property type may have an adverse effect on our investment portfolio, the prices we can obtain when we sell assets, and our results of operations or financial condition. Legislation or regulations that would allow or require modifications to the terms of, or impact the value of, mortgage loans could harm our investment portfolio.
Pandemics and other major public health issues (such as the ongoing COVID-19 Pandemic) have affected and may continue to affect financial markets and our investment portfolio. These have increased and may continue to increase our risk of investment defaults, downgrades and volatility, and lower variable investment income and returns, and may cause or exacerbate any of the investment risks we describe in these risk factors.
Market volatility affects the value of or return on our investments. It may slow or prevent us from reacting to market events as effectively as we otherwise could. When we sell our investment holdings, we may not receive the prices we seek, and may sell at a price lower than our carrying value, due to reduced liquidity during periods of market volatility or disruption, or other reasons. Borrowers may delay or fail to pay principal and interest when due, or may demand loan modifications. Tenants may delay paying rent, or fail to pay it, or demand lease modifications. We may face moratoriums on foreclosures and other enforcement actions impairments, and loan or lease modifications, due to government action or market conditions. We may also encounter credit spreads changes, increasing our borrowing costs and decreasing our product fee income. Issuer or guarantor default rates may increase.
We May Have Difficulty Selling Holdings in Our Investment Portfolio or in Our Securities Lending Program in a Timely Manner to Realize Their Full Value
When we sell holdings in our investment portfolio, we may not receive the price we seek and may sell at a price lower than our carrying value. We may face unfavorable conditions in privately-placed fixed income securities, private structured credit, certain derivative instruments, mortgage loans, policy loans, direct financing and leveraged leases, other limited partnership interests, tax credit and renewable energy partnerships, and real estate equity, including real estate joint ventures and funds. Our investments may suffer reduced liquidity during periods of market volatility or disruption or for other reasons. In addition, central banks' efforts to provide market liquidity or otherwise address market conditions may not be successful or sufficient. We may realize losses that harm our financial metrics, which could harm our compliance with our credit instruments and rating agency capital adequacy measures.

We may face similar risks if we are required under our securities lending program to return significant amounts of cash collateral that we have invested. Our securities lending activities and profitability may decrease.
We May Have to Pledge Collateral or Make Payments in Derivatives Transactions
We may have to pledge additional collateral and increase payments we make under our derivatives transactions. Regulators, clearinghouses, or counterparties may restrict or eliminate eligible collateral, increase our collateral requirements, or charge us to pledge such collateral, which would increase our costs, reduce our investment income, and harm our liquidity.
We May Change Our Securities and Investments Valuation, or Take Allowances and Impairments on Our Investments, or Change Our Methodologies, Estimations, and Assumptions
During periods of market disruption or rapidly changing market conditions, such as significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, or infrequent trading, or when market data is limited, our assets may become less liquid. We may base our asset valuations on less observable and more subjective judgments, assumptions, or methods that may result in estimated fair values that significantly vary by period, and may exceed the investment’s sale price. The estimated fair value of our securities may also decrease due to changes in valuation methods and assumptions.
Business Risks
Our Actual Claims or Other Results May Differ From Our Estimates, Assumptions, or Models
If our actual claims experience is less favorable than the underlying underwriting, reserving, and other assumptions we used in establishing claim liabilities, we could be required to reduce DAC or VOBA, increase our liabilities, or incur higher costs.
The amounts that we will ultimately pay to settle our liabilities, particularly when those payments may not occur until well into the future, may vary from what we expect. We may change our liability assumptions and increase our liabilities based on actual experience and accounting requirements. Our operating practices and procedures that support our policyholders and contractholder obligation assumptions, such as obtaining, accumulating, and filtering data, and our use of technology, such as database analysis and electronic communications, may affect our reserve estimates. If these practices and procedures do not accurately produce the data to support our assumptions or cause us to change our assumptions, or if enhanced technological tools become available to us, we may change those assumptions and procedures, as well as our reserves. If any of our operating practices and procedures do not accurately produce, or reproduce, data that we use to conduct any or all aspects of our business, such deviations or errors may negatively impact our business, reputation, results of operations, or financial condition. We may change our assumptions, models, or reserves due to changes in longevity. Increases in the prevalence and accuracy of genetic testing, or restrictions on its use, may exacerbate adverse selection risks.
Pandemics and other public health issues (such as the ongoing COVID-19 Pandemic) have caused and may continue to cause increased claims under many of our policies (for example, life, disability, leave, long-term care, and supplemental health products), raising our resulting costs. Governments or others may fail to produce accurate population and impact data that we use in our estimates, assumptions, models, or reserves, such as death rates, infections, morbidity, hospitalization, or illness. This may cause or exacerbate any of the risks related to our estimates or assumptions. Pandemics and other public health issues may cause related or consequential long-term economic, social, political, policy, regulatory, business, demographic, or other changes to our claims or other areas subject to estimates, assumptions, models, or reserves. We may not accurately predict, prepare, and adjust to these changes.
We May Face a Variety of Political, Legal, Operational, Economic and Other Risks Globally
The global nature of our business operations exposes us to a wide range of political, legal, operational, economic and other risks, including but not limited to: nationalization or expropriation of assets; imposition of limits on foreign ownership of local companies; changes in laws, their application or interpretation; political instability; economic or trade sanctions; sanctions on cross-border exchange listing, investment or other securities transactions; dividend limitations; price controls; currency exchange controls or other transfer or exchange restrictions; difficulty enforcing contracts; regulatory restrictions; and public or political criticism of our business and operations. Some of these actions may affect us more harshly than our peers. Some of our businesses operate in emerging markets, where many of these risks are heightened.
We face other risks that may affect our global operations and investments, including those related to international trade agreements, uncertainties in intergovernmental organizations, pension system reforms, labor problems with workers’ associations or trade unions.

Expanding our operations to new businesses or jurisdictions may require considerable management time and expenses before significant, if any, revenues and earnings are generated, which may reduce management and financial resources available for other uses. Our operations in new or existing markets may be unprofitable or achieve low margins.
We May Face Competition for Business
Competitive pressures, based on a number of factors including service, product features, scale, price, financial strength, claims-paying ratings, credit ratings, e-business capabilities, name recognition, performance against ESG metrics, technology, adaptation in light of pandemics and other public health issues (such as the ongoing COVID-19 Pandemic), and other factors, may adversely affect the persistency of our products and our ability to sell products in the future. We may be harmed by competition from other insurance companies, as well as non-insurance financial services companies, which may have a broader array of products, more competitive pricing, higher claims paying ability ratings, greater financial resources with which to compete, or pre-existing customer bases for financial services products. Additionally, we may lose purchasers of group insurance products that are underwritten annually due to more favorable terms from competitors. Furthermore, the investment management and securities brokerage businesses have relatively low barriers to entry and continually attract new entrants. Our customers and clients may engage other financial service providers, resulting in our loss of business.
An increase in consolidation activity among banks and broker-dealers may negatively impact the insurance industry’s sales. It may increase competition for access to distributors, resulting in greater distribution expenses, and may impair our ability to market insurance products to or expand our current customer base. Consolidation and other industry changes may also increase the likelihood that distributors will renegotiate agreements on terms less favorable to us.
In addition, legislative and other changes affecting the regulatory environment for our business may not impact all activities and companies equally, which could adversely affect our competitive position within the insurance industry and the broader financial services industry.
We May Face Technological Changes That Present New and Intensified Challenges
Technological changes may present us with new or intensified challenges. We may be unable to accurately, timely, or completely process the increased volume and variety of information relating to our businesses, including information related to deaths, that new technological tools for data collection and analysis make available. We may modify our assumptions, models, or reserves as a result of our review of such information. Changes in collection and analysis of data could expose us to regulatory or legal actions.
Technological changes may change how we interact with existing or prospective customers, who may expect increased choices, and we may have to redesign our products as a result. Our distribution channels may become more automated to increase flexibility of access to our services and products. We may incur significant costs to implement these changes. If we are unsuccessful, our competitive position and distribution relationships may be harmed.
Technological advances may also change our investments composition and results. For example, changes in energy technology and increasing consumer preferences for e-commerce may harm the profitability of some businesses. We may fail to adjust our investments accordingly or suffer stranded assets.
We May Face Catastrophes That Affect Liabilities for Policyholder Claims and Reinsurance Availability
Catastrophic events could increase claims, impair assets in or otherwise harm our investment portfolio, and could harm our reinsurers’ financial condition, increasing reinsurance defaults. Catastrophic events may also reduce economic activity in affected areas, which could harm our existing business or prospects for new business, or the value of our investments. The severity of claims from catastrophic events may be higher if property values increase due to inflation or other factors or our insured lives or property are geographically concentrated.
Pandemics and other public health issues (such as the ongoing COVID-19 Pandemic) or other events may continue to cause a large number of illnesses or deaths. Hurricanes, windstorms, earthquakes, hail, tornadoes, explosions, severe winter weather, fires and man-made events such as riot, insurrection, or terrorist attacks may also cause catastrophic losses. An event that affects the workforce of one or more of our customers could increase our mortality or morbidity claims. Governmental and non-governmental organizations may not effectively mitigate catastrophes' effects.
Consistent with industry practice and accounting standards, we establish liabilities for claims arising from a catastrophe only after assessing the probable losses arising from the event. The liabilities we have established may not be adequate to cover our actual claim liabilities. Our efforts to manage risks may be impeded by restrictions on our ability to withdraw from catastrophe-prone areas or on internal reinsurance transactions. We may be unable to obtain catastrophe reinsurance at rates we find acceptable, or at all. We may also be called upon to make contributions to guaranty associations or similar organizations as a result of catastrophes.

We May Face Direct or Indirect Effects of Climate Change or Responses to It
Climate change may increase the frequency and severity of near- or long-term weather-related disasters. public health incidents, and pandemics, and their affects may increase over time. Climate change regulation may harm the value of investments we hold or harm our counterparties, including reinsurers. Our regulators may also increasingly focus their examinations on climate-related risks.
We May Need to Fund Deficiencies in Our Closed Block, and May Not Re-Allocate Closed Block Assets
The closed block assets established in connection with the MLIC demutualization, their cash flows, and the revenue from the closed block policies may not be sufficient to provide for the policies’ guaranteed benefits. If they are not, we must fund the shortfall. We may choose, for competitive or other reasons, to support policyholder dividend payments with our general account funds. Such actions may reduce funds otherwise available for other uses.
We May Be Required to Recognize an Impairment of Our Goodwill or Other Long-Lived Assets or to Establish a Valuation Allowance Against Our Deferred Income Tax Assets
We may reduce our estimated fair value of business units, impairing our goodwill and charging net income, if prolonged market declines or other factors negatively impact the performance of our businesses.
We may write down long-lived assets if we conclude we will be unable to recover their carrying amount.
We may charge net income because we determine that it is more likely than not that we will not realize a deferred income tax asset based on the performance of the business and its ability to generate future taxable income. In addition, we may need to write off deferred tax assets if tax rates change.
We May Be Required to Accelerate the Amortization of or Impair DAC, DSI, VOBA or VOCRA
Adverse changes to investment returns, mortality, morbidity, persistency, interest crediting rates, dividends paid to policyholders, expenses to administer the business, creditworthiness of reinsurance counterparties, significant or sustained equity market declines, significantly lower spreads, and certain other economic variables, such as inflation, may harm the gross profit or margins that we use to amortize DAC, deferred sales inducements (“DSI”) and VOBA. These factors could cause an impairment of the value of customer relationship assets (“VOCRA”) acquired. We may accelerate amortization in the period these occur.
We May Face Volatility, Higher Risk Management Costs, and Increased Counterparty Risk Due to Guarantees Within Certain of Our Products
Our liabilities for guaranteed benefits, including but not limited to no-lapse guarantee benefits, guaranteed minimum death benefits (“GMDBs”), guaranteed minimum withdrawal benefits (“GMWBs”), guaranteed minimum accumulation benefits (“GMABs”), guaranteed minimum income benefits (“GMIBs”), and minimum crediting rate features could increase if equity or fixed income funds decline or become more volatile, or interest rates remain low or decrease.
Our derivatives and other risk management strategies to hedge our economic exposure to these liabilities may harm our results. Our use of reinsurance, derivatives, or other risk management techniques may not sufficiently offset the costs of guarantees or protect us against losses from changes in policyholder behavior, mortality, or market events.
Policyholders may also change their behavior in unexpected ways. For example, policyholders and contractholders seeking liquidity due to economic uncertainty or challenges may withdraw or surrender, change their premium payment practices, exercise product options, or take other actions at rates different from those than we expect.
Operational Risks
Our Risk Management Policies and Procedures, or Our Models, May Leave Us Exposed to Unidentified or Unanticipated Risk
Our enterprise risk management and business continuity policies and procedures may not be sufficiently comprehensive and may not identify or adequately protect us from every risk to which we are exposed.

Pandemics and other public health issues (such as the ongoing COVID-19 Pandemic) have caused and may continue to cause extended remote work periods and other unusual conditions. These may strain our risk management and our business continuity plans, introduce or increase our operational and cybersecurity risks, and otherwise impair our ability to manage our business. They may increase the frequency and sophistication of attempts at unauthorized access to our technology systems. They may hinder our efforts to prevent money-laundering or other fraud, whether due to limited abilities to “know our customers,” strains on our programs to avoid and deter foreign corrupt practices, or otherwise, and may both increase our compliance costs and our risk of violations.
The assumptions, projections and data on which our risk management models are based may be inaccurate, and our models may not be suitable for their purpose, be misused, not operate properly, and contain errors. Our decisions and model adjustments, including determination of reserves, are based on such model output and reports and may be flawed. We may fail to identify or remediate model errors adequately. Our models may not fully predict future exposures or correctly reflect past experience.
Our evaluation of markets, clients, catastrophe occurrence or other matters may not always be accurate, complete, up-to-date or properly evaluated. We may not effectively identify and monitor all risks or appropriately limit our exposures and our associates, vendors or non-employee sales agents may not follow our risk management policies and procedures. Past or future misconduct by our associates, vendors or non-employee sales agents could result in investigations, violations of law, regulatory sanctions, and litigation. We may have to implement more extensive or different risk management policies and procedures due to legal and regulatory requirements.
Our Policies and Procedures May Be Insufficient to Protect Us From Operational Risks
We may make errors in any of the large number of transactions we process through our complex administrative systems. Our controls and procedures to prevent such errors may not be effective. Our controls and procedures to comply with and enforce contractual obligations may not always be effective. Mistakes can subject us to claims from our customers.
If we are unable to obtain necessary and accurate information from our customers or their employees, we may be unable to provide or verify coverage and pay claims, or we may pay claims without sufficient documentation.
Pandemics and other public health issues (such as the ongoing COVID-19 Pandemic) have increased, and may continue to increase, our administrative expenses and the reliability and efficacy of our processes. They may affect our employees, agents, brokers and distribution partners, vendors, other service providers and counterparties. We may have difficulties conducting our business, including continued challenges in selling some of our products, such as those traditionally sold in person. We may find it difficult or impossible to obtain required or appropriate signatures from our representatives, customers, or others for a variety of purposes, including property title-related or other governmental filings, increasing the uncertainties and risks from a variety of transactions, such as product sales, regulatory matters, or real estate-related transactions. We may face increased workplace safety costs and risks, lose access to critical employees, and face increased employment-related claims and employee-relations challenges. Any of the third parties to whom we outsource certain critical business activities may fail to perform due to a force majeure or otherwise.
The controls of our vendors on whom we rely may not meet our standards or be adequate. Our vendors could fail to perform their services accurately or timely. Our exchange of information with vendors may be imperfect, or our vendors may suffer financial or reputational distress. Each of these may cause errors, misconduct, or discontinuation of services.
We may fail to escheat property timely and completely. As a result, we may incur charges, reserve strengthening, and expenses, regulatory examinations, or penalties.
Our practices and procedures may, at times, limit our efforts to contact all our customers, which may result in delayed, untimely, or missed customer payments.
Our associates, vendors, non-employee sales agents, customers, or others may commit fraud against us. Our policies and procedures may be ineffective in preventing, detecting or mitigating fraud and other illegal or improper acts.
We may fail to attract, motivate and retain employees, develop talent, and plan for management succession.
We may identify internal control deficiencies, disclosure control deficiencies, or material weaknesses. Pandemics and other public health issues (such as the ongoing COVID-19 Pandemic) may affect our internal controls or disclosure controls by imposing new, less-seasoned processes, procedures, and controls to respond to changes in our business environment. If any employees who are key to our controls become ill or are unable to work effectively, this may also affect our internal or disclosure controls.

We May Fail to Protect Confidential Information Due to a Failure in Our Cybersecurity or Other Information Security Systems or Our Disaster Recovery Plans or Those of Our Vendors
We and our vendors may suffer computer viruses or other malicious codes, unauthorized or fraudulent access, human errors, cyber-attacks or other penetrations of our computer systems. Our efforts to reduce the risk of cyber-incidents and protect our information technology may be insufficient to prevent break-ins, attacks, fraud, security breaches or other unauthorized access to our and our vendors’ systems. We may not timely detect such incidents.
We or our vendors may fail to maintain adequate internal controls, fail to comply with relevant policies and procedures, or policies, procedures and controls may not be sufficient. As a result, we may intentionally or unintentionally disclose or misuse confidential personal information, or others may misappropriate it.
We, our vendors, and our customers may suffer disasters such as a natural catastrophe, epidemic, pandemic, industrial accident, blackout, computer virus, terrorist attack, cyber-attack or war, and our disaster recovery systems may be insufficient, particularly if these affect computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. Our ability to conduct business effectively and maintain the security, integrity, confidentiality or privacy of sensitive data could be severely compromised if key personnel are unavailable, our vendors’ ability to provide goods and services, and our associates’ ability to perform their job responsibilities, are impaired by a disaster. Any insurance for liability, operational and other risks may be insufficient to protect us against such losses or may become less readily available or more expensive.
We may not be able to reliably access all the documents and records in the information storage systems we use, whether electronic or physical. We may fail to obtain or maintain all the records we need to administer and establish appropriate reserves for benefits and claims accurately and timely. If a breach released any of our sensitive financial information, then customers, investors, or regulators may develop an inaccurate perception of our financial condition or results of operations. We could be compelled to publicly disclose information prematurely in order to dispel such inaccurate perceptions, or in order to fulfill our disclosure obligations, even if we do not believe the information is yet completely reliable or confirmed per our usual internal controls and disclosure controls.
Regulators’ or others’ scrutiny of cybersecurity, including new laws or regulations, could increase our compliance costs. Regulators, customers, or others may act against us for any cybersecurity failures. Our continuous technological evaluations and enhancements, including changes designed to update our protective measures, may increase our risk of a breach or gap in our security. We may incur higher costs to comply with laws on, or regulators’ scrutiny of, our use, collection, management, or transfer of data and other privacy practices.
We May Face Changes in Accounting Standards
Authorities may change accounting standards that apply to us, and we may adopt changes earlier than required. We may not be able to predict or assess the effects of these changes.
Our Associates May Take Excessive Risks
Our associates, including executives and others who manage sales, investments, products, wholesaling, underwriting, and others, may take excessive risks. Our compensation programs and practices, and our other controls, may not effectively deter excessive risk-taking or misconduct.
We May Have Difficulty in or Complications from Marketing and Distributing Our Products
Our product distributors may suspend, alter, reduce or terminate their distribution relationships with us if we change our strategy, if our business performance declines, as a result of rating agency actions or concerns about market-related risks, or for other reasons. Our distributors may merge, change their business models in ways that affect us, or terminate their distribution contracts with us, and new distribution channels could emerge, harming our distribution efforts. Distributors may try to renegotiate the terms of any existing selling agreements to less favorable terms due to consolidation or other industry changes or for other reasons. Disruption or changes to our relationships with our distributors could harm our ability to market our products.
Our employees or unaffiliated firms or agents may distribute our products in an inappropriate manner, or our customers may not understand them or whether they are suitable.
We May Change Our Pension and Other Postretirement Benefit Plans Assumptions
We may change our discount rate, rate of return on plan assets, mortality rate, compensation level or medical inflation assumptions, harming our benefit plan estimates.

We May be Unable to Protect Our Intellectual Property and May Face Infringement Claims
We may be unable to prevent third parties from infringing on or misappropriating our intellectual property. We may incur litigation costs to enforce and protect it or to determine its scope or validity, and we may not be successful.
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
Risks Related to Acquisitions, Dispositions or Other Structural Changes
We May Face Difficulties, Unforeseen Liabilities, Asset Impairments or Rating Actions from Business Acquisitions or Integrating and Managing Growth of Such Businesses, Dispositions of Businesses, or Legal Entity Reorganizations
Acquisitions and dispositions of businesses, joint ventures, and other structural changes expose us to a number of risks arising from, among other factors, economic, operational, strategic, financial, tax, legal, regulatory, and compliance. As a result, there can be no assurance that any acquisition, disposition or reorganization will be completed as contemplated, or at all. We may not realize the anticipated economic, strategic or other benefits of any transaction. Effecting these transactions may result in unforeseen expenditures and liabilities or a performance different than we expected. The areas where we face risks include, among others, rights to indemnification for losses, regulatory, liquidity and capital requirements, loss of customers, distributors, vendors and key personnel, diversion of management time and resources to acquisition integration challenges or growth strategies from maximizing business value, and inability to realize anticipated efficiencies. Our success in conducting business through joint ventures will depend on our ability to manage a variety of issues, including: (i) our exposure to additional operational, financial, legal or compliance risks as a result of entry into certain joint ventures; (ii) our dependence on a joint venture counterparty given limits on our ownership or distribution requirements, as well as for resources, including capital and product distribution, may reduce our control over, financial returns from, or the value of a joint venture; and (iii) our counterparties' cooperation or their ability to meet obligations, or election to alter, modify or terminate a relationship.
Reorganizing or consolidating the legal entities through which we conduct business may raise similar risks. Our success in realizing the benefits from legal entity reorganizations will also depend on our management of various issues, including regulatory approvals, modification of our operations and changes to our investment portfolios or derivatives hedging activities.
Any of these risks, if realized, could prevent us from achieving the benefits we expect from such transactions.
We May Face Risks Related to Our Separation from and Continuing Relationship with Brighthouse
We may not realize any or all the expected tax or other benefits of the Brighthouse separation. Brighthouse may not succeed, causing litigation or regulatory claims against us.
Governance Risks
MetLife, Inc.’s Board of Directors May Influence the Outcome of Stockholder Votes on Matters Due to the Voting Provisions of the MetLife Policyholder Trust
Our Board of Directors may be able to influence stockholder votes by virtue of the provisions of the MetLife Policyholder Trust and the number of shares of MetLife, Inc. common stock held by it. Trust beneficiary vote instructions are likely to have disproportionate weight on votes concerning certain fundamental corporate actions because the trustee will vote all the shares of common stock held by the trust in proportion to those instructions actually received.
We may incur regulatory, mailing, or other costs related to the termination of the trust, distribution of the common stock held in trust to beneficiaries and the resulting increase in the number of shareholders. The increase to our shareholder base with full voting rights may affect the outcome of matters brought to a stockholder vote and other aspects of our corporate governance.
State or Federal Laws, or MetLife, Inc.’s Certificate of Incorporation and By-Laws, May Delay, Deter or Prevent Takeovers and Business Combinations
State laws, federal laws and MetLife, Inc.’s certificate of incorporation and by-laws may delay, deter or prevent a takeover attempt that stockholders might consider favorable. These provisions may adversely affect the price of MetLife, Inc.’s common stock if they discourage takeover attempts.

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
At February 12, 2021, there were 73,246 stockholders of record of our common stock.
See Item 12 for information about our equity compensation plans.
Issuer Purchases of Equity Securities
Purchases of MetLife, Inc. common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended December 31, 2020 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 - October 31, 2020	5,655,304	$38.90	5,655,304	$185,344,456
November 1 - November 30, 2020	4,302,912	$43.06	4,302,912	$43,883
December 1 - December 31, 2020	3,596,807	$46.02	3,596,807	$2,834,532,414
Total	13,555,023		13,555,023
__________________
(1)During the periods October 1 through October 31, 2020, November 1 through November 30, 2020 and December 1 through December 31, 2020, there were no purchases by separate account index funds of MetLife, Inc. common stock on the open market in non-discretionary transactions.
(2)In December 2020, MetLife, Inc. announced that its Board of Directors authorized $3.0 billion of common stock repurchases. At December 31, 2020, MetLife, Inc. had $2.8 billion of common stock repurchases remaining under the authorization. For more information on common stock repurchases, see “Risk Factors — Capital Risks — We May not be Able to Pay Dividends or Repurchase Our Stock Due to Legal and Regulatory Restrictions or Cash Buffer Needs,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Common Stock Repurchases” and Note 16 of the Notes to the Consolidated Financial Statements.
Purchases of MetLife, Inc. preferred stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended December 31, 2020 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2020	1,000,000	$1,000.00	1,000,000	$—
November 1 - November 30, 2020	—	$—	—	$—
December 1 - December 31, 2020	—	$—	—	$—
Total	1,000,000		1,000,000
__________________
(1)On September 10, 2020, MetLife, Inc. delivered a notice of partial redemption to the holders of Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (“Series C preferred stock”) pursuant to which it would redeem 1,000,000 of its 1,500,000 shares of Series C preferred stock at a redemption price of $1,000 per share, plus an amount equal to accrued but unpaid dividends on the Series C preferred stock to, but excluding, October 10, 2020, the redemption date. On October 13, 2020, MetLife, Inc. redeemed and canceled 1,000,000 shares of Series C preferred stock for an aggregate redemption price of $1.0 billion in cash. See Note 16 of the Notes to the Consolidated Financial Statements.

Common Stock Performance Graph
The graph and table below compare the total return on our common shares with the total return on the S&P Global Ratings (“S&P”) 500, S&P 500 Insurance, and S&P 500 Financials indices, respectively, for the five-year period ended on December 31, 2020. The graph and table show the total return on a hypothetical $100 investment in our common shares and in each index, respectively, on December 31, 2015, including the reinvestment of all dividends. The graph and table below shall not be deemed to be “soliciting material” or to be “filed,” or to be incorporated by reference in future filings with the SEC, or to be subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

CUMULATIVE TOTAL RETURN
Based upon an initial investment of $100 on December 31, 2015 with dividends reinvested
$300
$250
$200
$150
$100
$50
$0
31-Dec-15
31-Dec-16
31-Dec-17
31-Dec-18
31-Dec-19
MetLife, Inc.
S&P 500
S&P 500 Insurance
S&P 500 Financials

	As of December 31,
	2015	2016	2017	2018	2019	2020
MetLife, Inc. common stock	$100.00	$115.86	$125.20	$105.47	$135.88	$131.24
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
S&P 500 Insurance	100.00	117.58	136.62	121.31	156.95	156.26
S&P 500 Financials	100.00	122.80	150.04	130.49	172.41	169.49

Item 6. Selected Financial Data
Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information
For purposes of this discussion, “MetLife,” the “Company,” “we,” “our” and “us” refer to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates. This discussion should be read in conjunction with “Note Regarding Forward-Looking Statements,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk” and the Company’s consolidated financial statements included elsewhere herein.
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
For information relating to the Company’s financial condition and results of operations as of and for the year ended December 31, 2018, as well as for the year ended December 31, 2019 compared with the year ended December 31, 2018, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019.
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
See “— Consolidated Company Outlook” for a discussion of the impact of the COVID-19 Pandemic on the Company.
Current Year Highlights
During 2020, adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased compared to 2019 in many of our segments, and most significantly in our U.S. segment, despite the negative impacts of the COVID-19 Pandemic and related restrictions. Positive net flows drove an increase in our investment portfolio; however, investment yields declined. Expenses, including interest credited expenses, also declined. Underwriting experience was favorable compared to 2019, and reflected impacts from the COVID-19 Pandemic and related restrictions. In addition, our annual actuarial assumption review resulted in a charge that was higher than the 2019 charge. A favorable change in net derivative gains (losses) over 2019 was primarily the result of a decline in long-term interest rates.

The following represents segment level results and percentage contributions to total segment level adjusted earnings available to common shareholders for the year ended December 31, 2020:
_______________
(1) Excludes Corporate & Other adjusted loss available to common shareholders of $749 million.
(2) Consistent with GAAP guidance for segment reporting, adjusted earnings is our GAAP measure of segment performance. For additional information, see Note 2 of the Notes to the Consolidated Financial Statements.

Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019

Consolidated Results - Highlights
Net income (loss) available to MetLife, Inc.’s common shareholders down $530 million:

		•	Unfavorable change in net investment gains (losses) of $554 million ($438 million, net of income tax)

		•	Unfavorable change from annual actuarial assumption reviews of $177 million ($139 million, net of income tax) (2)

		•	Favorable change in net derivative gains (losses) of $721 million ($570 million, net of income tax) (3)

		•	Adjusted earnings available to common shareholders down $144 million

(1) See “— Results of Operations — Consolidated Results” and “— Non-GAAP and Other Financial Disclosures” for reconciliations and definitions of non-GAAP financial measures.
(2) Includes amounts recognized in net derivative gains (losses) and adjusted earnings available to common shareholders. See “— Results of Operations — Consolidated Results — Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019 — Actuarial Assumption Review and Certain Other Insurance Adjustments” for additional information.

(3) Includes amounts relating to investment hedge adjustments, which are also included in adjusted earnings available to common shareholders. See “— Investments — Investment Portfolio Results” for additional information.

Consolidated Results - Adjusted Earnings Highlights
Adjusted earnings available to common shareholders down $144 million:
•	The primary drivers of the decrease in adjusted earnings were lower investment yields and a higher effective tax rate. These declines were partially offset by higher net investment income due to a larger asset base, and a decrease in expenses, including interest credited expenses.
•	Our results for 2020 included the unfavorable impact from our annual actuarial assumption review of $203 million, net of income tax.
•	Our results for 2019 included the following:
	•	unfavorable impact from our annual actuarial assumption review of $143 million, net of income tax
	•	a $17 million, net of income tax, charge due to an increase in our incurred but not reported (“IBNR”) long-term care reserves, reflecting enhancements to our methodology related to potential claims
	•	expenses associated with our previously announced unit cost initiative of $332 million, net of income tax
	•	a $317 million tax benefit related to the resolution of an uncertainty regarding the deemed repatriation transition tax enacted as a part of the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”)
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

Consolidated Company Outlook
We continue to closely monitor developments relating to the COVID-19 Pandemic and assess its impact on our business. The COVID-19 Pandemic continues to impact the global economy and financial markets and has caused volatility in the global equity, credit and real estate markets. Governments and businesses have taken numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, social distancing, shelter in place or total lock down orders, and business limitations and shutdowns. Some governments and businesses have begun to ease some restrictions. Others have reinstated restrictions they previously lifted. Nevertheless, these measures have disrupted and will continue to disrupt business activity and have resulted in an economic slowdown and volatility in the financial markets, to which governments and central banks around the world have responded with unprecedented fiscal and monetary policies. Although vaccines have become available, distribution and access are expected to take time before a significant percentage of the population is vaccinated. See “— Industry Trends — Financial and Economic Environment.”
In addition, a prolonged low or near zero interest rate environment remains possible. The economic projections of the Federal Reserve Board suggest that the current low interest rate environment will continue until 2023, and potentially longer. We believe that our investment portfolio is highly diversified and well positioned to withstand economic downturns; however, we expect that the market-related effects of the COVID-19 Pandemic, as well as the sustained low interest rate environment, will continue to have an impact across our investment portfolio. See “— Industry Trends — Impact of a Sustained Low Interest Rate Environment” for discussion of the mitigating actions the Company has taken to reduce interest rate sensitivity as market interest rates are a key driver of our results.
Events related to the COVID-19 Pandemic may continue to adversely affect certain of our business operations, investment portfolio, derivatives, financial results or financial condition. See “Risk Factors.” We have implemented risk management and business continuity plans and taken preventive measures and other precautions, such as employee business travel restrictions and remote work arrangements which, to date, have enabled us to maintain our critical business processes, customer service levels, relationships with key vendors, financial reporting systems, internal controls over financial reporting and disclosure controls and procedures.
We granted and continue to grant certain accommodations to our customers, borrowers and lessees, including (i) waiving exclusions, such as deferred rate increases, extending premium grace periods, waiving late payment fees, and relaxing claim documentation requirements, (ii) credits on auto and insured dental premiums, (iii) payment deferrals and other loan modifications on certain commercial, agricultural and residential mortgage loans, and (iv) certain operating and direct financing lease concessions. See Note 8 of the Notes to the Consolidated Financial Statements for further information regarding COVID-19 Pandemic-related mortgage loan and lease concessions. See also, “— Results of Operations — Segment Results and Corporate & Other — U.S.”
As of December 31, 2020, we had $4.5 billion of cash and liquid assets at the holding companies which is above the high end of our $3.0 billion to $4.0 billion holding company cash target. In 2021, we expect to maintain this holding company cash target and expect to be within or above the high end of this range.
Our capital stress testing and longstanding commitment to liquidity position us to withstand the current crisis. We have, and may continue to maintain, a higher than normal level of short-term liquidity, which may adversely affect net investment income if the reinvestment process occurs over an extended period of time. We do not expect any material liquidity deficiencies, and we expect to remain able to comply with the financial covenants of our credit agreements. See “— Liquidity and Capital Resources.” We will continue reviewing accounting estimates, asset valuations and various financial scenarios for capital and liquidity implications. See “— Investments — Current Environment” and “Risk Factors” for additional information.
Assuming (i) interest rates following the observable forward yield curves as of December 31, 2020, including a 10-year U.S. Treasury rate of 0.91% at December 31, 2020, and 1.12% at December 31, 2021, and (ii) a mid-single digit S&P 500 equity index increase for the full year 2021, we expect the average annual ratio of free cash flow to adjusted earnings over the two-year period of 2020 and 2021 to be 65% to 75%. In addition, we remain on track to generate approximately $20.0 billion of free cash flow over the time period of 2020 through 2024.

We continue to target an adjusted return on equity, excluding accumulated other comprehensive income (“AOCI”) other than foreign currency translation adjustments (“FCTA”) of 12% to 14% over the near-term assuming non-recessionary market conditions. However, (i) given the possible effects of the COVID-19 Pandemic and other events, (ii) given our exclusion of MetLife P&C from adjusted earnings because we expect to close its disposition in the second quarter 2021, and (iii) assuming (a) interest rates follow the observable forward yield curves as of December 31, 2020, including our updated assumptions for the 10-year U.S. Treasury rates noted in the paragraph above, (b) a mid-single digit S&P 500 equity index increase for the full year 2021, and (c) positive low double digit private equity returns in 2021, we could be below the low end of the target range in 2021.
We are fully committed to achieving a direct expense ratio, excluding total notable items related to direct expenses and pension risk transfers below 12.3%. We expect pressure on this ratio in 2021 due to the pending disposition of MetLife P&C with its lower direct expense ratio, but we intend to continue to exercise expense discipline and be below 12.3% for 2022.
Furthermore, we also remain fully committed to our Next Horizon Strategy, which was introduced at our December 2019 Investor Day.
Our outlook relies on the accuracy of our assumptions about future economic and business conditions, which can be affected by known and unknown risks and other uncertainties, such as those posed by the COVID-19 Pandemic. Due to the evolving and highly uncertain nature of the COVID-19 Pandemic and other factors, we will continually review our assumptions, implementing mitigation plans, and taking precautions. We may revise our outlook as we obtain more information regarding the effects of the COVID-19 Pandemic, the effect and efficacy of efforts taken to respond to it, economic conditions, regulatory changes, and other events, and the impact of these events on our business operations, investment portfolio, derivatives, financial results and financial condition.
Industry Trends
We continue to be impacted by the changing global financial and economic environment that has been affecting the industry.
Financial and Economic Environment
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility and disruptions in global capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors. See “Risk Factors — Economic Environment and Capital Markets Risks — We May Face Difficult Economic Conditions.”
We have market presence in numerous countries and, therefore, our business operations are exposed to risks posed by local and regional economic conditions. See “Risk Factors — Economic Environment and Capital Markets Risks — We May Face Difficult Economic Conditions — Currency Exchange Rate Risks.”
We are closely monitoring political and economic conditions that might contribute to global market volatility and impact our business operations, investment portfolio and derivatives. For example, certain measures taken by governments and businesses as a result of the COVID-19 Pandemic to respond to the spread of the virus have disrupted business activity and have resulted in an economic slowdown and volatility in financial markets. Governmental and non-governmental organizations may not effectively respond to the spread and severity of the COVID-19 Pandemic, increasing the magnitude and longevity of the potential negative economic impacts. We cannot yet determine or estimate the actions that will be taken, including governmental laws, regulations or orders, and the extent to which these actions have affected or will affect our business operations, investment portfolio, financial results, or financial condition. See “— Executive Summary — Consolidated Company Outlook” and “— Investments — Current Environment.”
We are also monitoring the imposition of tariffs or other barriers to international trade, changes to international trade agreements, and their potential impacts on our business, results of operations and financial condition, including the impact of the trade agreement reached by the U.K. and the EU in December 2020. See “Business — Regulation — Cross-Border Trade and Investments.” See also “Risk Factors — Business Risks — We May Face a Variety of Political, Legal, Operational, Economic and Other Risks Globally.”

Governments and central banks around the world are responding to the COVID-19 Pandemic with unprecedented fiscal and monetary policies, which are expected to have significant and ongoing effects on financial markets and the global economy. In the United States, the Federal Reserve Board continues to expand its balance sheet and board members’ forecasts suggest the policy rate is likely to remain near zero through 2023. Separately, another COVID-related stimulus package has been passed. The European Central Bank has significantly increased the size of its asset purchase program, and extended its commitment to undertake purchases through 2021, reduced constraints on what and how much it can purchase, and launched new funding facilities for euro area banks, while the Bank of England significantly lowered interest rates and relaunched quantitative easing. Additionally, a number of European countries, including the U.K., have implemented large fiscal stimulus programs, as well as the provision of guarantees and loans for private sector companies. The EU approved a stimulus package comprised of grants and low interest financing to member states, which is expected to become operational in 2021.
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
Impact of a Sustained Low Interest Rate Environment
Market interest rates are a key driver of our results. Sustained periods of low U.S. interest rates may cause us to:
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
For additional discussion on gross margin and interest rate assumptions, as well as the potential impact of low interest rates, see “— Results of Operations — Consolidated Results — Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019 — Actuarial Assumption Review and Certain Other Insurance Adjustments.” See also “Risk Factors — Economic Environment and Capital Markets Risks — We May Face Difficult Economic Conditions — Interest Rate Risks;” “Risk Factors — Business Risks — We May Be Required to Accelerate the Amortization of or Impair DAC, DSI, VOBA or VOCRA;” “Risk Factors — Business Risks — We May Be Required to Recognize an Impairment of Our Goodwill or Other Long-Lived Assets or to Establish a Valuation Allowance Against Our Deferred Income Tax Assets;” and “Risk Factors — Business Risks — We May Face Volatility, Higher Risk Management Costs, and Increased Counterparty Risk Due to Guarantees Within Certain of Our Products.”
Mitigating Actions
To mitigate unfavorable impacts of a low U.S. interest rate environment, we maintain diversification across products, distribution channels, and geographies while proactively evaluating interest rate and product strategies. In addition, we apply disciplined asset/liability management (“ALM”) strategies, including the use of derivatives, and may take management actions such as:
•Lowering interest crediting rates or adjusting the dividend scale on products;
•Limiting or closing certain products to new sales to manage exposures; and
•Shifting sales focus to less interest rate sensitive products.

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
For additional discussion on interest rate risk management and our ability to change interest crediting rates or dividend scales, see “Risk Factors — Economic Environment and Capital Markets Risks — We May Face Difficult Economic Conditions — Interest Rate Risks;” “— Policyholder Liabilities;” and “Quantitative and Qualitative Disclosures About Market Risk — Management of Market Risk Exposures.”
Low Interest Rate Scenarios
To illustrate our sensitivity to low U.S. interest rates, we compared the outcome of two hypothetical low interest rate environments (the “Flat Interest Rate Scenario” and “Declining Interest Rate Scenario”) relative to our baseline economic assumptions (the “Base Scenario”) through 2023. The impact of these scenarios are evaluated for certain of our segments, as well as Corporate & Other.
The Flat Interest Rate Scenario assumes U.S. interest rates for all maturities remain at their December 31, 2020 levels and are unchanged through 2023. The Declining Interest Rate Scenario assumes (i) short-term U.S. interest rates remain through 2023 at their December 31, 2020 levels; and (ii) long-term U.S. interest rates decline immediately on January 1, 2021 with the 10-year interest rate remaining unchanged thereafter and interest rates beyond 10-years gradually falling through 2023. Other than changing U.S. interest rates through 2023, all other economic assumptions are equivalent in the Base Scenario, Flat Interest Rate Scenario and Declining Interest Rate Scenario.
The following table compares the most relevant interest rate assumptions for the dates indicated:

	Years Ended December 31,
	2021			2022			2023
	Base Scenario	Flat Interest Rate Scenario	Declining Interest Rate Scenario	Base Scenario	Flat Interest Rate Scenario	Declining Interest Rate Scenario	Base Scenario	Flat Interest Rate Scenario	Declining Interest Rate Scenario
Three-month LIBOR	0.20%	0.24%	0.24%	0.32%	0.24%	0.24%	0.56%	0.24%	0.24%
10-year U.S. Treasury	1.12%	0.91%	0.50%	1.31%	0.91%	0.50%	1.49%	0.91%	0.50%
30-year U.S. Treasury	1.72%	1.65%	0.77%	1.80%	1.65%	0.69%	1.88%	1.65%	0.63%

Hypothetical Impact to Net Derivative Gains (Losses) and Adjusted Earnings
We estimate a net favorable impact to net derivative gains (losses) from non-VA program derivatives through 2023 in both hypothetical low interest rate scenarios. We hold significant positions in long-duration receive-fixed U.S. interest rate swaps, which are most sensitive to the 10-year and 30-year swap rates, to hedge reinvestment risk. For purposes of the two hypothetical low interest rate scenarios, we have excluded all VA program derivatives. For information regarding our VA and non-VA program derivatives, see “— Results of Operations — Consolidated Results.”
We estimate a net unfavorable impact to consolidated adjusted earnings through 2023 in both hypothetical low interest rate scenarios. The negative impact of reinvesting cash flows in lower yielding assets is partially offset by lowering interest crediting rates and dividend scales on products, and additional derivative income. This negative impact is more severe in the Declining Interest Rate Scenario given that reinvestment of cash flows would be at much lower rates relative to the Flat Interest Rate Scenario.

The following table summarizes the hypothetical impact on net derivative gains (losses) and adjusted earnings for certain of our segments, as well as Corporate & Other, for the Flat Interest Rate Scenario:

	Years Ended December 31,
	2021	2022	2023
	(In millions)
Net Derivative Gains (Losses):
Non-VA Program Derivatives	$220	$390	$500

Adjusted Earnings:
U.S.	$(5)	$(15)	$—
Group Benefits	—	(5)	(5)
RIS	(5)	(10)	5
Asia (Japan only)	—	(5)	(20)
MetLife Holdings	(5)	(10)	(15)
Corporate & Other	5	5	5
Total Adjusted Earnings Impact	$(5)	$(25)	$(30)

The following table summarizes the hypothetical impact on net derivative gains (losses) and adjusted earnings for certain of our segments, as well as Corporate & Other, for the Declining Interest Rate Scenario:

	Years Ended December 31,
	2021	2022	2023
	(In millions)
Net Derivative Gains (Losses):
Non-VA Program Derivatives	$1,510	$290	$285

Adjusted Earnings:
U.S.	$(20)	$(35)	$(40)
Group Benefits	(5)	(15)	(30)
RIS	(15)	(20)	(10)
Asia (Japan only)	(5)	(15)	(35)
MetLife Holdings	(10)	(35)	(55)
Corporate & Other	30	10	(10)
Total Adjusted Earnings Impact	$(5)	$(75)	$(140)

Segments and Corporate & Other
The primary drivers impacting certain of our segments, as well as Corporate & Other, in the hypothetical low interest rate scenarios are summarized below. MetLife P&C is excluded due to the pending disposition. See Note 3 of the Notes to the Consolidated Financial Statements for further information. Our Latin America, EMEA, and Asia (exclusive of our Japan business) segments are excluded given their limited U.S. interest rate sensitivity. For additional information regarding account values subject to minimum crediting rate guarantees, the maturity profile of fixed maturity securities available-for-sale (“AFS”), and the yield on invested assets, see “— Investments;” “— Policyholder Liabilities — Policyholder Account Balances;” and Note 8 of the Notes to the Consolidated Financial Statements.

U.S.
Group Benefits
Our group life insurance products are primarily renewable term policies. This provides repricing flexibility to mitigate the negative impact of reinvesting in lower yielding assets.
Our retained asset accounts experience gross margin compression due to minimum crediting rate guarantees. All of these accounts are at their minimum crediting rates. Additionally, we experience gross margin compression from our disability policy claim reserves for which crediting rates cannot be reduced. We use interest rate derivatives to mitigate gross margin compression for both products.
Gross margin compression is limited for our group disability products, which are generally renewable term policies allowing for crediting rate adjustments at renewal based on the retrospective experience rating and the prevailing interest rate assumptions.
Retirement and Income Solutions
This business contains both short- and long-duration products consisting of capital market products, pension risk transfers, structured settlements, and other benefit funding products. Based on our investment portfolios and expected cash flows, only a small portion of invested assets are subject to reinvestment risk through 2023.
A significant portion of short-duration products are managed on a floating rate basis, which mitigates gross margin compression. The two hypothetical low interest rate scenarios do not assume any additional ALM actions we may take in our capital markets business.
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
MetLife Holdings
Our interest rate sensitive life products include traditional and universal life products. Since most of our traditional life insurance is participating, we can mitigate gross margin compression by adjusting the applicable dividend scale. For our universal life products, we manage interest rate risk through a combination of product design features and ALM strategies, including the use of interest rate derivatives. Although we are able to mitigate gross margin compression by lowering interest crediting rates on certain in-force universal life policies, these actions may be partially offset by increased liabilities for policies with secondary guarantees.
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

Based on our investment portfolios and cash flow estimates, approximately 6% of our invested assets each year are subject to reinvestment risk through 2023.
Corporate & Other
Corporate & Other contains the surplus investment portfolios used to fund capital and liquidity needs, certain reinsurance agreements, collateral financing arrangements, and our outstanding debt and preferred securities. For purposes of the two hypothetical low interest rate scenarios, the preferred stock dividend impact is excluded and the impact on pension and postretirement plan expenses is included within Corporate & Other and not allocated across segments. The negative impact of reinvesting in lower yielding assets is more than offset by the positive impact of lower interest expense on debt and lower pension expense.
Although low interest rates result in pension and other postretirement benefit liabilities increasing, the impact is more than offset by the corresponding returns on fixed income investments and results in lower expenses.
Competitive Pressures
The life insurance industry remains highly competitive. See “Business — Competition.” Product development is focused on differentiation leading to more intense competition with respect to product features and services. Certain of the industry’s products can be quite homogeneous and subject to intense price competition. Cost reduction efforts are a priority for industry players, with benefits resulting in price adjustments to favor customers and reinvestment capacity. Larger companies have the ability to invest in brand equity, product development, technology optimization, risk management, and innovation, which are among the fundamentals for sustained profitable growth in the life insurance industry. Insurers are focused on their core businesses, specifically in markets where they can achieve scale. Insurers are increasingly seeking alternative sources of revenue; there is a focus on monetization of assets, fee-based services, and opportunities to offer comprehensive solutions, which include providing value-added services along with traditional products. Financial strength and flexibility and technology modernization are prerequisites for sustainable growth in the life insurance industry. Larger market participants tend to have the capacity to invest in analytics, distribution, and information technology and have the ability to leverage the capabilities of new digital entrants. There is a shift in distribution from proprietary to third party models in mature markets, due to the lower cost structure. Evolving customer expectations are having a significant impact on the competitive environment as insurers strive to offer the superior customer service demanded by an increasingly sophisticated industry client base. Legislative and other changes affecting the regulatory environment can also affect the competitive environment within the life insurance industry and within the broader financial services industry. See “Business — Regulation.” We believe that the current low interest rate environment and increased volatility of the financial markets, as a result of the COVID-19 Pandemic, will continue to strain the life insurance industry, as well as the broader financial services industry. In addition to financial strength, technological efficiency and organizational agility, we believe that the ability to adapt to changes in the competitive environment as a result of the COVID-19 Pandemic is a significant differentiator to success in the life insurance industry and the broader financial services industry, and we are well positioned to compete in this environment.
Regulatory Developments
In the United States, our life insurance companies are regulated primarily at the state level, with some products and services also subject to federal regulation. As life insurers introduce new and often more complex products, regulators refine capital requirements and introduce new reserving standards for the life insurance industry. Regulations recently adopted or currently under review can potentially impact the statutory reserve and capital requirements of the industry. See “Risk Factors — Regulatory and Legal Risks — Changes in Laws or Regulation, or in Supervisory and Enforcement Policies, May Reduce Our Profitability, Limit Our Growth, or Otherwise Adversely Affect Us.” Regulators have also undertaken market and sales practices reviews of several markets or products, including equity-indexed annuities, variable annuities and group products and, in some states, instituted a moratorium on new reserve financing transactions. See “Business — Regulation,” “Risk Factors — Economic Environment and Capital Markets Risks — Our Statutory Life Insurance Reserve Financings Costs May Increase, and We May Find Limited Market Capacity for New Financings,” “Risk Factors — Regulatory and Legal Risks — Changes in Laws or Regulation, or in Supervisory and Enforcement Policies, May Reduce Our Profitability, Limit Our Growth, or Otherwise Adversely Affect Us” and “— Liquidity and Capital Resources — The Company — Capital — Affiliated Captive Reinsurance Transactions.”

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
Reinsurance
Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. We periodically review actual and anticipated experience compared to the aforementioned assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance and evaluate the financial strength of counterparties to our reinsurance agreements using criteria similar to that evaluated in our security impairment process. See “— Investment Allowance for Credit Loss and Impairments.” Additionally, for each of our reinsurance agreements, we determine whether the agreement provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. We review all contractual features, including those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. If we determine that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, we record the agreement using the deposit method of accounting.
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
Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period, which can result in significant fluctuations in amortization of DAC and VOBA. Our practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. We monitor these events and only change the assumption when our long-term expectation changes. The effect of an increase (decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease (increase) in the DAC and VOBA amortization with an offset to our unearned revenue liability which nets to approximately $30 million. We use a mean reversion approach to separate account returns where the mean reversion period is five years with a long-term separate account return after the five-year reversion period is over. The current long-term rate of return assumption for the variable universal life contracts and variable deferred annuity contracts is 6.0%.
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
At December 31, 2020 and 2019, DAC and VOBA for the Company was $16.4 billion and $17.8 billion, respectively. The following illustrates the effect on DAC and VOBA of changing each of the respective assumptions, as well as updating estimated gross margins or profits with actual gross margins or profits during the years ended December 31, 2020 and 2019. Increases (decreases) in DAC and VOBA balances, as presented below, resulted in a corresponding decrease (increase) in amortization.

	Years Ended December 31,
	2020	2019
	(In millions)
General account investment return	$(285)	$(116)
Separate account investment return	40	31
Net investment/Net derivative gains (losses) and GMIB	(28)	(106)
In-force/Persistency	(32)	39
Policyholder dividends, expense and other	(29)	(81)
Total	$(334)	$(233)
Items contributing to the changes to DAC and VOBA amortization in 2020 consisted of the following:
•Net increase in amortization of $285 million mostly due to the annual actuarial assumption review relating to the general account long-term investment rates of return.
Items contributing to the changes to DAC and VOBA amortization in 2019 consisted of the following:
•Net increase in amortization of $106 million associated with net investment/net derivative gains (losses) and GMIB, primarily driven by the following:
◦An increase in amortization of $25 million from net derivative gains from freestanding derivatives hedging the variable annuity guarantees, partially offset by a decrease in amortization of approximately $10 million from net derivative losses resulting from the increases in variable annuity guarantee obligations.
◦A decrease in amortization of approximately $10 million associated with gains from GMIB hedges and the decreases in GMIB obligations.
◦Net increase in amortization of approximately $100 million from other investment activities.
•Net increase in general account investment return mostly due to net investment income assumption unlocking and an update to the yield curve for market value adjustment.
Our DAC and VOBA balance is also impacted by unrealized investment gains (losses) and the amount of amortization which would have been recognized if such gains and losses had been realized. The increase in unrealized investment gains (losses) decreased the DAC and VOBA balance by $1.3 billion and $1.5 billion in 2020 and 2019, respectively. See Notes 5 and 8 of the Notes to the Consolidated Financial Statements for information regarding the DAC and VOBA offset to unrealized investment gains (losses).
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
Investment Allowance for Credit Loss and Impairments
The significant estimates related to our evaluation of credit loss and impairments on our investment portfolio are summarized below. In addition, information about the evaluation processes and measurement methodologies and changes thereto from the implementation of new credit loss guidance on January 1, 2020, is contained in Notes 1 and 8 of the Notes to the Consolidated Financial Statements.
Fixed Maturity Securities
The assessment of whether a credit loss has occurred is based on our case-by-case evaluation of whether the net amount expected to be collected is less than the amortized cost basis. We consider a wide range of factors about the security issuer and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. In accordance with new credit loss guidance adopted January 1, 2020, we evaluate credit loss by considering information about past events, current and forecasted economic conditions, and we measure credit loss by estimating recovery value using a discounted cash flow analysis. In accordance with this new credit loss guidance, we record an ACL for the amount of the credit loss instead of recording a reduction of the amortized cost as an impairment. We revise these evaluations as conditions change and new information becomes available.
Prior to adopting the new credit loss guidance, we used the incurred loss model. The credit loss evaluation process and the measurement of credit loss are generally similar under the new credit loss guidance and the incurred loss model.
Mortgage Loans
The ACL is established both for pools of loans with similar risk characteristics and for loans with dissimilar risk characteristics, collateral dependent loans and reasonably expected troubled debt restructurings, individually on a loan specific basis. We record an allowance for expected lifetime credit loss in an amount that represents the portion of the amortized cost basis of mortgage loans that we do not expect to collect, resulting in mortgage loans being presented at the net amount expected to be collected. In accordance with new credit loss guidance adopted January 1, 2020, to determine the mortgage loan ACL, we estimate expected lifetime credit loss over the contractual term of our mortgage loans adjusted for expected prepayments and any extensions; and we consider past events and current and forecasted economic conditions. Our estimates are revised as conditions change and new information becomes available.
Prior to adopting the new credit loss guidance, we used the incurred loss model. The credit loss evaluation process and the measurement of credit loss are generally similar under the new credit loss guidance and the incurred loss model, except that the new credit loss guidance requires recording an ACL for expected lifetime credit loss.
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

	Changes in Balance Sheet Carrying Value At December 31, 2020
	Policyholder Account Balances	DAC and VOBA
	(In millions)
100% increase in our credit spread	$800	$74
As reported	$934	$105
50% decrease in our credit spread	$1,009	$121
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
Goodwill
Goodwill is tested for impairment at least annually or more frequently if events or circumstances that management deems a triggering event indicate that there may be justification for conducting an interim test. Examples of such events or circumstances are changes in business climate, including disruptions in global capital markets. Effective January 1, 2020, the Company adopted a new accounting pronouncement related to simplifying the test for goodwill impairment, as described in Note 1 of the Notes to the Consolidated Financial Statements.
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

We determine the expected rate of return on plan assets based upon an approach that considers inflation, real return, term premium, credit spreads, equity risk premium and capital appreciation, as well as expenses, expected asset manager performance, asset weights and the effect of rebalancing. Given the amount of plan assets as of December 31, 2019, the beginning of the measurement year, if we had assumed an expected rate of return for both our pension and other postretirement benefit plans that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our net periodic benefit costs would have been a decrease of $114 million and an increase of $114 million, respectively, in 2020. This considers only changes in our assumed long-term rate of return given the level and mix of invested assets at the beginning of the year, without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed long-term rate of return.
We determine the discount rates used to value the Company’s pension and postretirement obligations, based upon rates commensurate with current yields on high quality corporate bonds. Given our pension and postretirement obligations as of December 31, 2019, the beginning of the measurement year, if we had assumed a discount rate for both our pension and postretirement benefit plans that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our net periodic benefit costs would have been a decrease of $93 million and an increase of $88 million, respectively, in 2020. This considers only changes in our assumed discount rates without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed discount rate. The assumptions used may differ materially from actual results due to, among other factors, changing market and economic conditions and changes in participant demographics. These differences may have a significant impact on the Company’s consolidated financial statements and liquidity.
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
Acquisitions and Dispositions
Acquisitions
Acquisition of Versant Health
For information regarding the Company's acquisition of Versant Health, see Note 3 of the Notes to the Consolidated Financial Statements.
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
Dispositions
Pending Disposition of MetLife P&C
For information regarding the Company's pending disposition of MetLife P&C, reported as held-for-sale, see Notes 1 and 3 of the Notes to the Consolidated Financial Statements.
Disposition of MetLife Russia
For information regarding the Company's disposition of MetLife Russia, see Note 3 of the Notes to the Consolidated Financial Statements.

Disposition of MetLife Seguros de Retiro
For information regarding the Company's disposition of MetLife Seguros de Retiro, see Note 3 of the Notes to the Consolidated Financial Statements.
Disposition of MetLife Hong Kong
For information regarding the Company’s disposition of MetLife Hong Kong, see Note 3 of the Notes to the Consolidated Financial Statements.

Results of Operations
Consolidated Results

	Years Ended December 31,
	2020	2019
	(In millions)
Revenues
Premiums	$42,034	$42,235
Universal life and investment-type product policy fees	5,603	5,603
Net investment income	17,117	18,868
Other revenues	1,849	1,842
Net investment gains (losses)	(110)	444
Net derivative gains (losses)	1,349	628
Total revenues	67,842	69,620
Expenses
Policyholder benefits and claims and policyholder dividends	42,551	42,672
Interest credited to policyholder account balances	5,214	6,464
Capitalization of DAC	(3,013)	(3,358)
Amortization of DAC and VOBA	3,160	2,896
Amortization of negative VOBA	(45)	(33)
Interest expense on debt	913	955
Other expenses	12,135	13,229
Total expenses	60,915	62,825
Income (loss) before provision for income tax	6,927	6,795
Provision for income tax expense (benefit)	1,509	886
Net income (loss)	5,418	5,909
Less: Net income (loss) attributable to noncontrolling interests	11	10
Net income (loss) attributable to MetLife, Inc.	5,407	5,899
Less: Preferred stock dividends	202	178
Preferred stock redemption premium	14	—
Net income (loss) available to MetLife, Inc.’s common shareholders	$5,191	$5,721
Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019
During 2020, net income (loss) decreased $491 million from 2019, primarily driven by unfavorable changes in net investment gains (losses) and adjusted earnings, as well as the impact of our actuarial assumption review, largely offset by a favorable change in net derivative gains (losses), net of investment hedge adjustments.
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

	Years Ended December 31,
	2020	2019
	(In millions)
Non-VA program derivatives
Interest rate	$2,880	$1,384
Foreign currency exchange rate	(148)	(67)
Credit	(76)	282
Equity	(1,005)	(403)
Non-VA embedded derivatives	(80)	(162)
Total non-VA program derivatives	1,571	1,034
VA program derivatives
Market risks in embedded derivatives	139	851
Nonperformance risk adjustment on embedded derivatives	(10)	(116)
Other risks in embedded derivatives	(159)	(301)
Total embedded derivatives	(30)	434
Freestanding derivatives hedging embedded derivatives	(192)	(840)
Total VA program derivatives	(222)	(406)
Net derivative gains (losses)	$1,349	$628

The favorable change in net derivative gains (losses) on non-VA program derivatives was $537 million ($424 million, net of income tax). This was primarily due to the impact of certain derivative transactions after long-term rates declined during 2020, favorably impacting interest rate options and receive-fixed interest rate swaps acquired primarily as part of our macro hedge program. These favorable impacts were partially offset by key equity index increases in 2020 unfavorably impacting equity TRRs acquired in 2020 primarily as part of our macro hedge program. Also, certain credit spreads widened in 2020 and narrowed in 2019, unfavorably impacting written credit default swaps used in replications. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the items being hedged.
The favorable change in net derivative gains (losses) on VA program derivatives was $184 million ($145 million, net of income tax). This was due to a favorable change of $106 million ($84 million, net of income tax) in the nonperformance risk adjustment on embedded derivatives and a favorable change of $142 million ($112 million, net of income tax) in other risks in embedded derivatives. These favorable changes were partially offset by an unfavorable change of $64 million ($51 million, net of income tax) in market risks in embedded derivatives net of freestanding derivatives hedging market risks in embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The aforementioned $106 million ($84 million, net of income tax) favorable change in the nonperformance risk adjustment on embedded derivatives resulted from a favorable change of $58 million, before income tax, related to changes in our own credit spread and a favorable change of $48 million, before income tax, related to model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees.
The aforementioned $142 million ($112 million, net of income tax) favorable change in other risks in embedded derivatives reflects actuarial assumption updates and a combination of factors, which include fees deducted from accounts, changes in the benefit base, premiums, lapses, withdrawals and deaths, in addition to changes in cross-effect, basis mismatch, risk margin and fund allocation.
The aforementioned $64 million ($51 million, net of income tax) unfavorable change reflects a $712 million ($563 million, net of income tax) unfavorable change in market risks in embedded derivatives, partially offset by a $648 million ($512 million, net of income tax) favorable change in freestanding derivatives hedging market risks in embedded derivatives.
The primary change in market factors affecting VA program derivatives is summarized as follows:
•Key equity index levels either increased less or decreased in 2020 compared to 2019, contributing to an unfavorable change in our embedded derivatives and a favorable change in our freestanding derivatives. For example, the S&P 500 equity index increased 16% in 2020 and increased 29% in 2019.
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
Net Investment Gains (Losses). The unfavorable change in net investment gains (losses) of $554 million ($438 million, net of income tax) primarily reflects 2019 gains on sales of real estate joint ventures, mark-to-market losses in 2020 on equity securities, which are measured at estimated fair value through net income (loss), higher provisions for credit loss on mortgage loans in 2020, losses incurred in connection with the dispositions of MetLife Seguros de Retiro and MetLife Russia and a 2019 gain on a renewable energy partnership. These unfavorable changes were partially offset by higher foreign currency transaction gains in 2020, a 2020 recovery on a leveraged lease that was previously impaired, a 2019 tax credit partnership impairment and a loss in 2019 as a result of the disposition of MetLife Hong Kong.

Divested Businesses. Income (loss) before provision for income tax related to the divested businesses, excluding net investment gains (losses) and net derivative gains (losses), increased $74 million ($61 million, net of income tax) to a loss of $30 million ($23 million, net of income tax) in 2020 from a loss of $104 million ($84 million, net of income tax) in 2019. Included in this increase was a decrease in total revenues of $22 million, before income tax, and a decrease in total expenses of $96 million, before income tax. Divested businesses primarily include activity related to the separation of Brighthouse Financial, Inc. and its subsidiaries, as well as the dispositions of MetLife Hong Kong and MetLife Seguros de Retiro.
Taxes. Our 2020 effective tax rate on income (loss) before provision for income tax was 22%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax charges from foreign earnings taxed at different rates than the U.S. statutory rate and the dispositions of MetLife Seguros de Retiro and MetLife Russia, partially offset by tax benefits related to non-taxable investment income, tax credits, the finalization of bankruptcy proceedings for a leveraged lease investment and the impact from an IRS audit matter. Our 2019 effective tax rate on income (loss) before provision for income tax was 13%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax benefits related to non-taxable investment income, tax credits, tax benefits related to the resolution of an uncertainty regarding the deemed repatriation transition tax enacted as a part of U.S. Tax Reform and the settlement of certain tax audits, partially offset by tax charges from foreign earnings taxed at different rates than the U.S. statutory rate and the disposition of MetLife Hong Kong.
Actuarial Assumption Review and Certain Other Insurance Adjustments. Results for 2020 include a $378 million ($301 million, net of income tax) charge associated with our annual review of actuarial assumptions related to reserves and DAC, of which a $44 million gain ($34 million, net of income tax) was recognized in net derivative gains (losses).
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
As a result of our annual review of actuarial assumptions, changes were made to economic, biometric, policyholder behavior, and operational assumptions. The most significant impacts were in the MetLife Holdings segment, driven by economic assumption updates, including changes to interest rate projections. The breakdown of total 2020 results is summarized as follows:
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

Adjusted Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use adjusted earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of adjusted earnings and other financial measures based on adjusted earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings and other financial measures based on adjusted earnings allow analysis of our performance relative to our business plan and facilitate comparisons to industry results. Adjusted earnings should not be viewed as a substitute for net income (loss). Adjusted earnings available to common shareholders and adjusted earnings available to common shareholders on a constant currency basis should not be viewed as substitutes for net income (loss) available to MetLife, Inc.’s common shareholders. Adjusted earnings available to common shareholders decreased $144 million, net of income tax, to $5.6 billion, net of income tax, for 2020 from $5.8 billion, net of income tax, for 2019.

Reconciliation of net income (loss) to adjusted earnings available to common shareholders and premiums, fees and other revenues to adjusted premiums, fees and other revenues
Year Ended December 31, 2020

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$3,136	$1,684	$27	$280	$1,277	$(1,213)	$5,191
Add: Preferred stock dividends	—	—	—	—	—	202	202
Add: Net income (loss) attributable to noncontrolling interests	—	1	4	5	—	1	11
Add: Preferred stock redemption premium	—	—	—	—	—	14	14
Net income (loss)	3,136	1,685	31	285	1,277	(996)	5,418
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	61	261	(103)	(159)	(9)	(161)	(110)
Net derivative gains (losses)	202	226	75	30	1,149	(333)	1,349
Premiums	—	52	—	—	—	—	52
Universal life and investment-type product policy fees	—	39	(2)	17	84	—	138
Net investment income	(340)	(7)	(1)	428	(284)	(7)	(211)
Other revenues	—	—	—	—	—	159	159
Expenses:
Policyholder benefits and claims and policyholder dividends	(44)	(109)	(170)	75	(444)	—	(692)
Interest credited to policyholder account balances	9	(107)	(43)	(400)	—	—	(541)
Capitalization of DAC	—	5	—	—	—	—	5
Amortization of DAC and VOBA	—	(53)	—	2	(115)	—	(166)
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—
Other expenses	—	(24)	(9)	(7)	—	(223)	(263)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	24	(163)	4	(28)	(80)	116	(127)
Adjusted earnings	$3,224	$1,565	$280	$327	$976	(547)	5,825
Less: Preferred stock dividends						202	202
Adjusted earnings available to common shareholders						$(749)	$5,623

Premiums, fees and other revenues	$29,292	$8,615	$3,295	$2,761	$4,995	$528	$49,486
Less: adjustments to premiums, fees and other revenues	—	91	(2)	17	84	159	349
Adjusted premiums, fees and other revenues	$29,292	$8,524	$3,297	$2,744	$4,911	$369	$49,137

Year Ended December 31, 2019

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$3,148	$1,755	$403	$272	$780	$(637)	$5,721
Add: Preferred stock dividends	—	—	—	—	—	178	178
Add: Net income (loss) attributable to noncontrolling interests	—	—	8	3	—	(1)	10
Add: Preferred stock redemption premium	—	—	—	—	—	—	—
Net income (loss)	3,148	1,755	411	275	780	(460)	5,909
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	44	232	(22)	(1)	294	(103)	444
Net derivative gains (losses)	566	467	(11)	(24)	(273)	(97)	628
Premiums	—	71	—	—	—	—	71
Universal life and investment-type product policy fees	—	105	—	15	88	—	208
Net investment income	(200)	229	(9)	1,151	(141)	8	1,038
Other revenues	—	11	—	—	—	246	257
Expenses:
Policyholder benefits and claims and policyholder dividends	(37)	(83)	(202)	15	(177)	4	(480)
Interest credited to policyholder account balances	19	(293)	(53)	(1,108)	—	—	(1,435)
Capitalization of DAC	—	20	—	—	—	—	20
Amortization of DAC and VOBA	—	(92)	—	8	(25)	—	(109)
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—
Other expenses	—	(54)	11	(29)	(87)	(292)	(451)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	(82)	(263)	88	(34)	67	(3)	(227)
Adjusted earnings	$2,838	$1,405	$609	$282	$1,034	(223)	5,945
Less: Preferred stock dividends						178	178
Adjusted earnings available to common shareholders						$(401)	$5,767

Adjusted earnings available to common shareholders on a constant currency basis (1)	$2,838	$1,404	$535	$271	$1,034	$(401)	$5,681

Premiums, fees and other revenues	$28,766	$8,549	$3,861	$2,669	$5,213	$622	$49,680
Less: adjustments to premiums, fees and other revenues	—	187	—	15	88	246	536
Adjusted premiums, fees and other revenues	$28,766	$8,362	$3,861	$2,654	$5,125	$376	$49,144

Adjusted premiums, fees and other revenues on a constant currency basis (1)	$28,766	$8,473	$3,428	$2,629	$5,125	$376	$48,797
__________________
(1)Amounts for U.S., MetLife Holdings and Corporate & Other are shown on a reported basis, as constant currency impact is not significant.

Consolidated Results — Adjusted Earnings
Business Overview. Adjusted premiums, fees and other revenues for 2020 decreased $7 million, or less than 1%, compared to 2019. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $340 million, or 1%, compared to 2019, primarily due to an increase in our U.S. segment, despite negative impacts from the COVID-19 Pandemic and related restrictions. Growth in core and voluntary products in our Group Benefits business was partially offset by a decline in our RIS business and a decrease in exposures in our Property & Casualty (“P&C”) business. The decrease in RIS was mainly driven by decreases in our structured settlement and institutional income annuity businesses, due to market conditions, partially offset by an increase in our pension risk transfer business. An increase in our EMEA segment was due to business growth across the region. In addition, an increase in our Asia segment reflects the impact in both years of our annual actuarial assumption review, which resulted in higher fees from foreign currency-denominated life products in 2020, partially offset by lower premiums from yen-denominated life products in Japan and the disposition of MetLife Hong Kong in 2019. A decrease in our Latin America segment was mainly driven by lower annuitizations in Chile due to the COVID-19 Pandemic. Our MetLife Holdings segment consists of operations relating to products and businesses, previously included in our former retail business, that we no longer actively market in the United States. We anticipate an average decline in adjusted premiums, fees and other revenues of approximately 5% to 7% per year in our MetLife Holdings segment from expected business run-off.
Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the decrease in adjusted earnings were lower investment yields and a higher effective tax rate. These declines were partially offset by higher net investment income due to a larger asset base, and a decrease in expenses, including interest credited expenses.
Foreign Currency. Changes in foreign currency exchange rates had an $86 million negative impact on adjusted earnings for 2020 compared to 2019. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. We benefited from positive net flows from many of our businesses, which increased our invested asset base. Growth in the investment portfolios of all of our segments and Corporate & Other resulted in higher net investment income. However, consistent with the growth in average invested assets, interest credited expenses on certain insurance-related liabilities increased. Also, an increase in expenses was primarily due to the 2020 reinstatement of the annual health insurer fee under the Patient Protection and Affordable Care Act (“PPACA”) and was more than offset by a corresponding increase in adjusted premiums, fees and other revenues. In addition, lower fee income in our MetLife Holdings segment was partially offset by increases in our other segments. The combined impact of the items affecting our business growth, in addition to lower DAC amortization, resulted in a $451 million increase in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Excluding the impact of changes in foreign currency exchange rates on net investment income in our non-U.S. segments and changes in inflation rates on our inflation-indexed investments, investment yields decreased. Investment yields were negatively affected by lower yields on fixed income securities and mortgage loans, and lower returns on FVO Securities and real estate investments. These decreases in net investment income were partially offset by higher net investment income on derivatives. The impact of interest rate fluctuations resulted in a decline in our average interest credited rates on deposit-type and long-duration liabilities, which drove a decrease in interest credited expenses. The changes in market factors discussed above resulted in a $349 million decrease in adjusted earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Favorable underwriting experience resulted in an $82 million increase in adjusted earnings and reflected impacts from the COVID-19 Pandemic and related restrictions. Favorable morbidity in our U.S., MetLife Holdings and EMEA segments, as well as a decrease in non-catastrophe claims in our P&C business were partially offset by unfavorable mortality in our U.S., Latin America and MetLife Holdings segments, as well as higher catastrophe-related claims in our Property & Casualty business. The impact in both years of our annual actuarial assumption review resulted in a net decrease of $60 million in adjusted earnings, primarily due to changes in economic assumptions. Refinements to DAC and certain insurance-related liabilities in both years resulted in an $88 million decrease in adjusted earnings, which included the impact of favorable insurance adjustments in 2019 resulting from enhancements to our claim-related processes, as well as a 2019 charge due to an increase in our IBNR long-term care reserves reflecting enhancements to our methodology related to potential claims.

Expenses. Expenses decreased compared to 2019, primarily due to declines in costs associated with corporate initiatives and projects, certain corporate-related expenses and employee-related costs. The decrease in expenses resulted in a $567 million increase in adjusted earnings.
Taxes. Our 2020 effective tax rate on adjusted earnings was 19%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax benefits from non-taxable investment income, tax credits and the finalization of bankruptcy proceedings for a leveraged lease investment, partially offset by tax charges from foreign earnings taxed at different rates than the U.S. statutory rate. Our 2019 effective tax rate on adjusted earnings was 10%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax benefits from non-taxable investment income and tax credits, the resolution of an uncertainty regarding the deemed repatriation transition tax enacted as a part of U.S. Tax Reform and the settlement of certain tax audits, partially offset by tax charges from foreign earnings taxed at different rates than the U.S. statutory rate.

Segment Results and Corporate & Other
U.S.
Business Overview. Adjusted premiums, fees and other revenues for 2020 increased $526 million, or 2%, compared to 2019, attributable to higher premiums in our Group Benefits business, partially offset by decreases in our RIS and P&C businesses. The increase in Group Benefits was primarily due to growth in core and voluntary products despite negative pressures from the economic impact of the COVID-19 Pandemic. Growth in our core products was driven by increases in our group life and vision businesses. In our dental business, higher premiums due to business growth were more than offset by premium credits granted to customers due to COVID-19 Pandemic restrictions. Growth in our voluntary products increased across the segment, driven by the impact of new sales and growth in membership in our accident & health and legal plans businesses. The decrease in RIS was mainly driven by decreases in our structured settlement and institutional income annuity businesses, due to market conditions, partially offset by an increase in our pension risk transfer business. Changes in RIS premiums are mostly offset by a corresponding change in policyholder benefits. The decrease in P&C was primarily driven by a decrease in exposures in both the auto and homeowners businesses, as well as the impact of premium credits granted to customers as a result of COVID-19 Pandemic restrictions, partially offset by the impact of pricing actions, mainly in the homeowners business.
Growth in RIS’s capital market investments and stable value businesses resulted in higher fees and interest margins.
For information regarding the Company's pending disposition of MetLife P&C and the acquisition of Versant Health, see Note 3 of the Notes to the Consolidated Financial Statements.

	Years Ended December 31,
	2020	2019
	(In millions)
Adjusted revenues
Premiums	$27,265	$26,801
Universal life and investment-type product policy fees	1,070	1,078
Net investment income	6,903	7,021
Other revenues	957	887
Total adjusted revenues	36,195	35,787
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	26,309	26,165
Interest credited to policyholder account balances	1,622	1,984
Capitalization of DAC	(453)	(484)
Amortization of DAC and VOBA	471	475
Interest expense on debt	7	10
Other expenses	4,162	4,075
Total adjusted expenses	32,118	32,225
Provision for income tax expense (benefit)	853	724
Adjusted earnings	$3,224	$2,838

Adjusted premiums, fees and other revenues	$29,292	$28,766

Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. The impact of positive flows from pension risk transfer transactions in 2019, funding agreement issuances and structured settlements resulted in higher average invested assets, improving net investment income. However, consistent with the growth in average invested assets, interest credited expenses on long-duration and deposit-type liabilities increased. Higher volume-related, premium tax and direct expenses, driven by business growth, coupled with the increase due to the 2020 reinstatement of the annual health insurer fee under the PPACA, were more than offset by a corresponding increase in adjusted premiums, fees and other revenues and lower pension and post-retirement expenses. The combined impact of the items affecting our business growth increased adjusted earnings by $156 million.
Market Factors. Market factors, including interest rate levels, variability in equity market returns and foreign currency fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased primarily driven by lower yields on fixed income securities and mortgage loans, as well as lower returns on real estate investments. These decreases were partially offset by increases in net investment income on derivatives and securities lending income. The impact of interest rate fluctuations resulted in a decrease in our average interest credited rates on deposit-type and long-duration liabilities, which drove a decrease in interest credited expenses. The changes in market factors discussed above resulted in a $116 million increase in adjusted earnings.
Underwriting and Other Insurance Adjustments. Favorable claims experience, coupled with the impact of growth in our Group Benefits business, resulted in a $363 million increase in adjusted earnings. This increase was primarily driven by: (i) favorable dental results, driven by the impact of COVID-19 Pandemic restrictions which limited availability of services and reduced utilization in the current period; (ii) the impact of business growth and favorable claims experience in our accident & health business; and (iii) favorable claims experience in our group disability business, partially offset by less favorable individual disability results. Favorable mortality in our RIS business resulted in an increase in adjusted earnings of $154 million, driven by our pension risk transfer, institutional income annuity and structured settlement businesses. Unfavorable mortality in our Group Benefits business resulted in a decrease in adjusted earnings of $407 million. This was primarily driven by the impact of COVID-19 claims experience across our life businesses, as well as the impact of lower incidence in 2019 in our term life business, partially offset by favorable results in our accidental death & dismemberment business due to lower incidence as a result of COVID-19 Pandemic restrictions. In our P&C business, adjusted earnings increased $62 million due to a decrease in non-catastrophe claims costs of $197 million, partially offset by a $108 million increase in catastrophe-related claims costs, primarily driven by Northeast and Midwest storms, and the impact of adverse prior year development of $27 million. The decrease in non-catastrophe claims costs was the result of lower frequencies, primarily in our auto business, driven by the impact of lower mileage driven due to the impact of COVID-19 Pandemic restrictions, partially offset by higher severity. Refinements to certain insurance and other liabilities in both years resulted in a $59 million decrease in adjusted earnings, which included the impact of favorable insurance adjustments in 2019 resulting from enhancements to our claim-related processes.

Asia
Business Overview. Adjusted premiums, fees and other revenues for 2020 increased $162 million, or 2%, compared to 2019. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $51 million, or 1%, compared to 2019, mainly due to the impact in both periods of our annual actuarial assumption review, which resulted in higher fees from foreign currency-denominated life products in 2020, partially offset by lower premiums from yen-denominated life products in Japan and the disposition of MetLife Hong Kong in 2019.

	Years Ended December 31,
	2020	2019
	(In millions)
Adjusted revenues
Premiums	$6,571	$6,632
Universal life and investment-type product policy fees	1,892	1,674
Net investment income	3,938	3,691
Other revenues	61	56
Total adjusted revenues	12,462	12,053
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	5,213	5,185
Interest credited to policyholder account balances	1,834	1,710
Capitalization of DAC	(1,652)	(1,913)
Amortization of DAC and VOBA	1,415	1,288
Amortization of negative VOBA	(37)	(25)
Other expenses	3,481	3,818
Total adjusted expenses	10,254	10,063
Provision for income tax expense (benefit)	643	585
Adjusted earnings	$1,565	$1,405

Adjusted earnings on a constant currency basis	$1,565	$1,404

Adjusted premiums, fees and other revenues	$8,524	$8,362
Adjusted premiums, fees and other revenues on a constant currency basis	$8,524	$8,473

Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings slightly for 2020 compared to 2019, primarily due to the weakening of the Australian dollar and Korean won, essentially offset by the strengthening of the Japanese Yen against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Positive net flows in Japan and Korea resulted in higher average invested assets, which improved net investment income. The increase in net investment income was partially offset by a corresponding increase in interest credited expenses on certain insurance liabilities. The decrease in Asia’s adjusted premiums, fees and other revenues from yen-denominated life products in Japan and the disposition of MetLife Hong Kong in 2019 was partially offset by a related decline in policyholder benefits. Lower commissions and other variable expenses, net of DAC capitalization, resulted in an increase to adjusted earnings. The combined impact of the items affecting our business growth improved adjusted earnings by $132 million.

Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields were unfavorably impacted by lower yields on fixed income securities supporting products sold in Japan denominated in Australian dollar, U.S. dollar and, to a lesser extent, Japanese yen. These unfavorable impacts were partially offset by increased net investment income on derivatives and higher returns on private equity funds. The changes in market factors discussed above increased adjusted earnings by $20 million.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Lower claims, primarily in Japan and Korea, increased adjusted earnings by $16 million. The impact in both years of our annual actuarial assumption review resulted in a net decrease of $9 million in adjusted earnings. Refinements to certain insurance liabilities and other liabilities in both years resulted in a $10 million decrease in adjusted earnings.
Expenses and Taxes. Lower expenses in Japan, including advertising, printing, consulting and travel costs, partially offset by higher corporate overhead, resulted in a $14 million increase in adjusted earnings. Tax-related impacts in both periods resulted in a net decrease in adjusted earnings of $2 million.
Latin America
Business Overview. Adjusted premiums, fees and other revenues for 2020 decreased $564 million, or 15%, compared to 2019. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, decreased $131 million, or 4%, compared to 2019, mainly driven by lower annuitizations in Chile due to the COVID-19 Pandemic.

	Years Ended December 31,
	2020	2019
	(In millions)
Adjusted revenues
Premiums	$2,265	$2,723
Universal life and investment-type product policy fees	994	1,094
Net investment income	992	1,271
Other revenues	38	44
Total adjusted revenues	4,289	5,132
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	2,406	2,623
Interest credited to policyholder account balances	240	332
Capitalization of DAC	(362)	(396)
Amortization of DAC and VOBA	276	291
Interest expense on debt	4	3
Other expenses	1,318	1,443
Total adjusted expenses	3,882	4,296
Provision for income tax expense (benefit)	127	227
Adjusted earnings	$280	$609

Adjusted earnings on a constant currency basis	$280	$535

Adjusted premiums, fees and other revenues	$3,297	$3,861
Adjusted premiums, fees and other revenues on a constant currency basis	$3,297	$3,428
Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $74 million for 2020 compared to 2019, mainly due to the weakening of foreign currencies against the U.S. dollar, primarily the Mexican and Chilean pesos. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.

Business Growth. Despite the aforementioned decrease in annuity premiums in Chile driven by the COVID-19 Pandemic, Latin America experienced growth in Mexico. The decrease in premiums in Chile was offset by related changes in policyholder benefits. An increase in average invested assets, primarily in Chile, generated higher net investment income. In addition, interest credited expenses on certain insurance liabilities decreased and policy fee income increased in our universal life business in Mexico. Business growth also drove an increase in commissions and other variable expenses, net of DAC capitalization. The combined impact of the items affecting business growth increased adjusted earnings by $55 million.
Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased driven by lower yields on fixed income securities and mortgage loans, the unfavorable impact of equity market returns on our Chilean encaje within FVO Securities, as well as lower returns on private equity funds and lower net investment income on derivatives. The changes in market factors discussed above, partially offset by a decrease in interest credited expenses, decreased adjusted earnings by $94 million.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Unfavorable underwriting drove a $197 million decrease in adjusted earnings which includes impacts from COVID-19-related life claims, primarily in Mexico. The impact in both years of our annual actuarial assumption review resulted in a net decrease of $19 million in adjusted earnings. Refinements to certain insurance liabilities and other liabilities in both years resulted in a $9 million increase in adjusted earnings.
Expenses and Taxes. Adjusted earnings increased by $16 million, primarily driven by lower expenses due to COVID-19 Pandemic restrictions. Adjusted earnings decreased by $17 million primarily driven by reduced tax charges in 2019 as a result of tax regulations related to U.S. Tax Reform. Other tax-related adjustments in both years resulted in a net decrease in adjusted earnings of $7 million.

EMEA
Business Overview. Adjusted premiums, fees and other revenues for 2020 increased $90 million, or 3%, compared to 2019. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $115 million, or 4%, compared to 2019 due to growth across the region, mainly in our accident & health business, our credit life business in Turkey and Europe and our corporate solutions business in Egypt and the U.K. These improvements were partially offset by a decrease in our retirement business in the U.K., as well as the impact in both years of our annual actuarial assumption review.

	Years Ended December 31,
	2020	2019
	(In millions)
Adjusted revenues
Premiums	$2,259	$2,177
Universal life and investment-type product policy fees	433	423
Net investment income	269	291
Other revenues	52	54
Total adjusted revenues	3,013	2,945
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	1,196	1,176
Interest credited to policyholder account balances	109	98
Capitalization of DAC	(491)	(505)
Amortization of DAC and VOBA	454	428
Amortization of negative VOBA	(8)	(8)
Interest expense on debt	1	—
Other expenses	1,344	1,399
Total adjusted expenses	2,605	2,588
Provision for income tax expense (benefit)	81	75
Adjusted earnings	$327	$282

Adjusted earnings on a constant currency basis	$327	$271

Adjusted premiums, fees and other revenues	$2,744	$2,654
Adjusted premiums, fees and other revenues on a constant currency basis	$2,744	$2,629
Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $11 million for 2020 as compared to 2019, primarily driven by the strengthening of the U.S. dollar against the Turkish lira. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Growth across the region, mainly in our credit life business in Turkey, our accident & health business in Europe and our pension business in Romania increased adjusted earnings by $19 million.
Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results. DAC amortization increased in our variable life business. In addition, investment yields were lower across the region. The changes in market factors discussed above resulted in a $25 million decrease in adjusted earnings.

Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Adjusted earnings increased by $22 million as a result of favorable underwriting experience in our corporate solutions business across the majority of the region, partially offset by unfavorable underwriting in our accident & health business in Greece and in our ordinary life business in France. Underwriting results reflect impacts of the COVID-19 Pandemic and related restrictions. The impact in both years of our annual actuarial assumption review resulted in a net decrease of $18 million in adjusted earnings. Refinements to certain insurance-related assets and liabilities in both years resulted in an $8 million decrease in adjusted earnings.
Expenses and Taxes. Adjusted earnings increased by $64 million, mainly driven by lower compensation-related expenses, lower costs associated with enterprise-wide initiatives, and various other expense decreases. Tax-related adjustments in both years slightly increased adjusted earnings.
MetLife Holdings
Business Overview. Our MetLife Holdings segment consists of operations relating to products and businesses, previously included in our former retail business, that we no longer actively market in the United States. We anticipate an average decline in adjusted premiums, fees and other revenues of approximately 5% to 7% per year from expected business run-off. A significant portion of our adjusted earnings is driven by separate account balances. Most directly, these balances determine asset-based fee income but they also impact DAC amortization and asset-based commissions. Separate account balances are driven by movements in the market, surrenders, deposits, withdrawals, benefit payments, transfers and policy charges. Although we have discontinued selling our long-term care product, we continue to collect premiums and administer the existing block of business, which contributed to asset growth in the segment, and we expect the related reserves to grow as this block matures. Our future policyholder benefit liability for our long-term care business was $14.3 billion and $12.5 billion as of December 31, 2020 and 2019, respectively.

	Years Ended December 31,
	2020	2019
	(In millions)
Adjusted revenues
Premiums	$3,600	$3,748
Universal life and investment-type product policy fees	1,073	1,124
Net investment income	5,184	5,281
Other revenues	238	253
Total adjusted revenues	10,095	10,406
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	6,738	6,970
Interest credited to policyholder account balances	868	905
Capitalization of DAC	(39)	(28)
Amortization of DAC and VOBA	370	299
Interest expense on debt	6	8
Other expenses	942	969
Total adjusted expenses	8,885	9,123
Provision for income tax expense (benefit)	234	249
Adjusted earnings	$976	$1,034

Adjusted premiums, fees and other revenues	$4,911	$5,125

Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. Negative net flows from our deferred annuities business and a decrease in universal life deposits resulted in lower fee income. Also, in our deferred annuity business, higher costs associated with our variable annuity GMDBs resulted in a decrease in adjusted earnings. These decreases were partially offset by higher net investment income, resulting from a higher invested asset base, as well as lower DAC amortization. The higher invested asset base was primarily the result of positive net flows in our long-term care business. The combined impact of the items affecting our business growth resulted in a $34 million decrease in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased primarily due to lower yields on fixed income securities and mortgage loans, as well as lower returns on real estate investments. These decreases were partially offset by higher net investment income on derivatives. In our deferred annuity business, higher costs associated with our variable annuity GMDBs resulted in a decrease in adjusted earnings. These unfavorable earnings impacts were partially offset by an increase in asset-based fee income and lower DAC amortization. The changes in market factors discussed above resulted in a $76 million decrease in adjusted earnings.
Underwriting, Actuarial Assumption Review, and Other Insurance Adjustments. Favorable underwriting, mainly in our long-term care and universal life businesses, partially offset by unfavorable underwriting in our traditional life business resulted in a $63 million increase in adjusted earnings, which reflects the impact of the COVID-19 Pandemic. The impact in both years of our annual actuarial assumption review resulted in a net decrease of $14 million in adjusted earnings. Changes mainly in economic assumptions, including interest rate projections, and updates to the closed block projections, were slightly more unfavorable in 2020 when compared to 2019. Refinements to DAC and certain insurance-related liabilities in both years resulted in a $20 million decrease in adjusted earnings. This includes a 2019 charge due to an increase in our IBNR long-term care reserves reflecting enhancements to our methodology related to potential claims. A reduction in our dividend scale as a result of the sustained low interest rate environment, as well as run-off in MLIC’s closed block, contributed to lower dividend expense and resulted in an increase of $106 million in adjusted earnings. The impact of this dividend action was more than offset by lower net investment income, as well as a $97 million increase in DAC amortization.
Expenses. Adjusted earnings increased by $16 million mainly due to lower operational costs, as well as lower pension and post-retirement benefits.

Corporate & Other

	Years Ended December 31,
	2020	2019
	(In millions)
Adjusted revenues
Premiums	$22	$83
Universal life and investment-type product policy fees	3	2
Net investment income	42	275
Other revenues	344	291
Total adjusted revenues	411	651
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	(3)	73
Capitalization of DAC	(11)	(12)
Amortization of DAC and VOBA	8	6
Interest expense on debt	895	934
Other expenses	625	1,074
Total adjusted expenses	1,514	2,075
Provision for income tax expense (benefit)	(556)	(1,201)
Adjusted earnings	(547)	(223)
Less: Preferred stock dividends	202	178
Adjusted earnings available to common shareholders	$(749)	$(401)

Adjusted premiums, fees and other revenues	$369	$376
The table below presents adjusted earnings available to common shareholders by source:

	Years Ended December 31,
	2020	2019
	(In millions)
Business activities	$96	$70
Net investment income	54	290
Interest expense on debt	(943)	(978)
Corporate initiatives and projects	(159)	(563)
Other	(151)	(330)
Provision for income tax (expense) benefit and other tax-related items	556	1,288
Preferred stock dividends	(202)	(178)
Adjusted earnings available to common shareholders	$(749)	$(401)
Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Activities. Adjusted earnings from business activities increased $21 million. This was primarily related to improved results from certain of our businesses.
Net Investment Income. Net investment income declined $186 million, primarily due to decreased returns on our equity market sensitive investments, including private equity funds, as well as lower yields on our fixed income securities.
Interest Expense on Debt. Interest expense on debt decreased by $28 million, primarily due to the excess premium associated with redeemed debt in 2019, as well as the impact of a decrease in three-month LIBOR on our surplus notes, partially offset by the issuance of senior notes at lower interest rates in March 2020 and May 2019.

Corporate Initiatives and Projects. Adjusted earnings increased $319 million due to lower expenses associated with corporate initiatives and projects, primarily due to 2019 costs related to our unit cost initiative.
Provision for Income Tax (Expense) Benefit and Other Tax-Related Items. An unfavorable change in Corporate & Other’s taxes was primarily due to 2019 tax benefits related to the resolution of an uncertainty regarding the deemed repatriation transition tax enacted as a part of U.S. Tax Reform and the settlement of certain tax audits related to the tax treatment of a wholly-owned U.K. investment subsidiary of MLIC. In addition, lower utilization of tax preferenced items, which include non-taxable investment income, tax credits, foreign earnings taxed at different rates than the U.S. statutory rate and taxes on stock compensation, was partially offset by the finalization of bankruptcy proceedings for a leveraged lease investment.
Other. Adjusted earnings increased $141 million, primarily as a result of decreases in certain corporate-related expenses, lower employee-related costs, and a 2019 loss related to the sale of a run-off business that was previously reinsured, partially offset by higher interest expenses on tax positions due to 2019 audit settlements and higher legal expenses.
Preferred Stock Dividends. Adjusted earnings available to common shareholders decreased $24 million as a result of dividends paid on the 4.75% Non-Cumulative Preferred Stock, Series F we issued in January 2020, partially offset by changes in dividend payments on and the partial redemption of the Series C preferred stock.
Effects of Inflation
Management believes that inflation has not had a material effect on the Company’s consolidated results of operations, except insofar as inflation may affect interest rates.
An increase in inflation could affect our business in several ways. During inflationary periods, the value of fixed income investments falls which could increase realized and unrealized losses. Inflation also increases expenses for labor and other costs, potentially putting pressure on profitability if such costs cannot be passed through in our product prices. Inflation could also lead to increased costs for losses and loss adjustment expenses in certain of our businesses, which could require us to adjust our pricing to reflect our expectations for future inflation. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally, and dispelling it may require governments to pursue a restrictive fiscal and monetary policy, which could constrain overall economic activity, inhibit revenue growth and reduce the number of attractive investment opportunities.

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
We are exposed to the following primary sources of investment risks:
•credit risk, relating to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest;
•interest rate risk, relating to the market price and cash flow variability associated with changes in market interest rates. Changes in market interest rates will impact the net unrealized gain (loss) position of our fixed income investment portfolio and the rates of return we receive on both new funds invested and reinvestment of existing funds;
•liquidity risk, relating to the diminished ability to sell certain investments, in times of strained market conditions;
•market valuation risk, relating to the variability in the estimated fair value of investments associated with changes in market factors such as credit spreads and equity market levels. A widening of credit spreads will adversely impact the net unrealized gain (loss) position of the fixed income investment portfolio, will increase losses associated with credit-based non-qualifying derivatives where we assume credit exposure, and, if credit spreads widen significantly or for an extended period of time, will likely result in higher credit losses. Credit spread tightening will reduce net investment income associated with purchases of fixed income investments and will favorably impact the net unrealized gain (loss) position of the fixed income investment portfolio;
•currency risk, relating to the variability in currency exchange rates for foreign denominated investments including as a result of the U.K.’s withdrawal from the EU. This risk relates to potential decreases in estimated fair value and net investment income resulting from changes in currency exchange rates versus the U.S. dollar. In general, the weakening of foreign currencies versus the U.S. dollar will adversely affect the estimated fair value of our foreign denominated investments; and
•real estate risk, relating to commercial, agricultural and residential real estate, and stemming from factors, which include, but are not limited to, market conditions, including the supply and demand of leasable commercial space, creditworthiness of borrowers, tenants and our joint venture partners, capital markets volatility, changes in market interest rates, commodity prices, farm incomes and U.S. housing market conditions.
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
Current Environment
As a global insurance company, we continue to be impacted by the changing global financial and economic environment, the fiscal and monetary policy of governments and central banks around the world and other governmental measures. The COVID-19 Pandemic continues to impact the global economy and financial markets and has caused volatility in the global equity, credit and real estate markets. See “— Industry Trends — Financial and Economic Environment.”
Governments and central banks around the world are responding to the COVID-19 Pandemic with unprecedented fiscal and monetary policies, which are expected to have significant and ongoing effects on financial markets and the global economy. These policy responses include fiscal and monetary stimulus measures, including, but not limited to, financial assistance, liquidity programs, new financing facilities and reductions in the level of interest rates. As time progresses, we will know more about the efficacy of these policies and what they may mean for the outlook for the global economy and financial markets, but currently the number of factors makes reliably estimating the duration and severity of the impact of the COVID-19 Pandemic on our business operations, investment portfolio and derivatives difficult.
As a result of the impact of the COVID-19 Pandemic, during the year ended December 31, 2020, there was an economic slowdown and volatility in the financial markets, including liquidity driven price dislocation and credit spread widening. As a result, during the year ended December 31, 2020, the value of certain investments within our portfolio decreased; however, some of those effects were mitigated by an increase in the value of certain freestanding derivatives that hedge such market risks. These conditions may persist for some time and may continue to impact pricing levels of risk-bearing investments, as well as our business operations, investment portfolio and derivatives.

Selected Country and Sector Investments
Selected Country: We have a market presence in numerous countries and, therefore, our investment portfolio, which supports our insurance operations and related policyholder liabilities, as well as our global portfolio diversification objectives, is exposed to risks posed by local political and economic conditions, as well as those resulting from the COVID-19 Pandemic. Our investment portfolios in the countries in the table below are currently the most affected by these conditions. The following table presents a summary of selected country fixed maturity securities AFS, at estimated fair value. The information below is presented on a “country of risk basis” (e.g. where the issuer primarily conducts business).
In the second quarter of 2020, Argentina defaulted on its foreign currency denominated sovereign fixed maturity securities. In the third quarter of 2020, Argentina exchanged new sovereign fixed maturity securities for substantially all of its defaulted foreign currency denominated sovereign fixed maturity securities. As a result of the economic conditions prior to the default, the Company impaired its holdings of such securities initially in the fourth quarter of 2019 and then, in the first quarter of 2020, recorded an ACL. Through June 30, 2020, the prior impairment and ACL on the defaulted securities totaled $155 million. In the third quarter of 2020, the Company exchanged securities with a par value and amortized cost net of ACL of $361 million and $146 million, respectively, plus accrued investment income of $11 million, for new securities with an estimated fair value of $182 million which resulted in a net gain of $25 million recorded in net investment gain (loss). In connection with the disposition of MetLife Seguros de Retiro in October 2020, the Company reduced its exposure to Argentina sovereign fixed maturity securities, as the assets disposed included $132 million of such securities at amortized cost. See Note 3 of the Notes to the Consolidated Financial Statements.

	Selected Country Fixed Maturity Securities AFS at December 31, 2020
Country	Sovereign (1)	Financial Services	Non-Financial Services	Structured	Total (2)
	(Dollars in millions)
United Kingdom	$333	$6,714	$13,069	$105	$20,221
Mexico	2,729	933	2,335	41	6,038
China	278	2	569	—	849
Italy	45	85	658	—	788
Turkey	149	2	16	—	167
Hong Kong SAR	44	34	57	—	135
Argentina (3)	72	1	20	—	93
Lebanon (3)	3	—	—	—	3
Total	$3,653	$7,771	$16,724	$146	$28,294
Investment grade %	89.8%	99.2%	93.1%	81.9%	94.3%
__________________
(1)Sovereign includes government and agency.
(2)The par value and amortized cost net of ACL of these selected country fixed maturity securities AFS were $24.4 billion and $25.0 billion, respectively, at December 31, 2020.
(3)The sovereign securities amounts for Argentina and Lebanon were net of ACL of $19 million and $2 million, respectively, at December 31, 2020. See “— Investment Allowance for Credit Loss and Impairments - Overview.”

Selected Sector: As a result of current economic conditions, including the effects on the global economy and financial markets from the COVID-19 Pandemic, certain sectors of our investment portfolio experienced stress during the year ended December 31, 2020. Our fixed maturity securities AFS exposure to stressed sectors is summarized below:

	Selected Sectors at December 31, 2020
Sectors	Book Value (1)	Investment Grade %	% of Total Investments
	(Dollars in millions)
Energy	$7,936	86%	1.5%
Airports	3,219	83%	0.6%
Cruise Lines / Leisure	680	95%	0.1%
Airlines	424	70%	0.1%
Restaurants	418	95%	0.1%
Lodging	247	60%	—%
Fixed Maturity Securities AFS Exposure to Stressed Sectors (2)	$12,924		2.4%
Total Investments (3)	$528,314
__________________
(1)Fixed maturity securities AFS at amortized cost, net of ACL.
(2)The estimated fair value of these fixed maturity securities AFS was $14.6 billion at December 31, 2020.
(3)Represents total cash, cash equivalents and invested assets.
We maintain a portfolio of energy sector fixed maturity securities AFS that is diversified across sub-sectors and issuers. This portfolio is primarily invested in higher quality, highly rated investment grade securities and is defensively positioned in sub-sectors which are less impacted by lower oil prices. During the year ended December 31, 2020, we reduced our exposure to such securities by 13%. Through our energy sector securities, we have exposure to the volatility in oil prices. During 2020, largely as a result of the COVID-19 Pandemic, there were wide fluctuations in oil prices. As a result of recovering oil prices and credit spread tightening in the fourth quarter of 2020, this securities portfolio increased in value during the year ended December 31, 2020, from an unrealized gain at December 31, 2019 of $849 million to an unrealized gain of $1.1 billion at December 31, 2020.
Additional asset types within our investment portfolio may be impacted by the COVID-19 Pandemic, including fixed maturity securities AFS (including below investment grade securities and structured products), equity securities, Unit-linked investments, FVO Securities, mortgage loans, real estate and real estate joint ventures, private equity funds, hedge funds and lease investments. See “— Executive Summary — Consolidated Company Outlook.”
We manage direct and indirect investment exposure in the selected countries, sectors and asset types through fundamental analysis and we continually monitor and adjust our level of investment exposure.
Investment Allowance for Credit Loss and Impairments - Overview
On January 1, 2020, we adopted the new credit loss guidance. See “— Summary of Critical Accounting Estimates — Investment Allowance for Credit Loss and Impairments.” For our mortgage loans and leveraged and direct financing leases, this new credit loss guidance requires that we incorporate the impact of both current and forecasted economic conditions and estimate expected lifetime credit loss in determining the ACL. Upon adoption of this new credit loss guidance, our ACL reflected the then current and forecasted economic conditions and our estimate of expected lifetime credit loss. Subsequently, we incorporated the effects of the COVID-19 Pandemic into our economic forecast, using available information, to reflect our best estimate, in determining the level of our ACL for mortgage loans and leveraged and direct financing leases.
Upon adoption of the new credit loss guidance, we increased our mortgage loan and lease ACL and liability for unfunded mortgage loan commitments by $141 million, or 40%. During the year ended December 31, 2020, we increased our mortgage loan and lease ACL and liability for unfunded mortgage loan commitments by another $150 million, or 42%. Our mortgage loan and lease ACL and liability for unfunded mortgage loan commitments totaled $643 million at December 31, 2020, an increase of 82% from December 31, 2019.

In accordance with this new credit loss guidance, an ACL is recorded for fixed maturity securities AFS for the amount of the credit loss instead of recording a reduction of the amortized cost as an impairment. During the year ended December 31, 2020, we recorded an ACL for our fixed maturity securities AFS of $81 million. As a result, our total investments-related ACL and liability for unfunded mortgage loan commitments totaled $724 million at December 31, 2020. During the year ended December 31, 2020, we recorded a charge for provisions for credit loss and impairments of $488 million, prior to the release of the ACL for securities subsequently sold or exchanged of $133 million. In addition, there was an additional $11 million decrease in the ACL during the year ended December 31, 2020, in connection with the disposition of MetLife Seguros de Retiro.
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
Investment Portfolio Results
The reconciliation of net investment income under GAAP to adjusted net investment income is presented below.

	For the Years Ended December 31,
	2020	2019
	(In millions)
Net investment income — GAAP basis	$17,117	$18,868
Investment hedge adjustments	815	469
Unit-linked investment income	(568)	(1,475)
Other	(36)	(32)
Adjusted net investment income (1)	$17,328	$17,830
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

	For the Years Ended December 31,
	2020		2019
Asset Class	Yield% (1)	Amount	Yield% (1)	Amount
	(Dollars in millions)
Fixed maturity securities (2), (3)	3.88%	$11,356	4.22%	$11,743
Mortgage loans (3)	4.27	3,518	4.82	3,782
Real estate and real estate joint ventures (4)	1.56	178	3.20	327
Policy loans	5.18	498	5.29	512
Equity securities	4.83	50	5.25	61
Other limited partnership interests (4)	12.17	1,010	11.81	840
Cash and short-term investments	1.35	140	2.47	256
Other invested assets		1,162		901
Investment income	4.22%	$17,912	4.56%	$18,422
Investment fees and expenses	(0.13)	(538)	(0.14)	(545)
Net investment income including divested businesses (5)	4.09%	$17,374	4.42%	$17,877
Less: net investment income from divested businesses (5)		46		47
Adjusted net investment income		$17,328		$17,830
__________________

(1)We calculate yields using adjusted net investment income as a percent of average quarterly asset carrying values. Adjusted net investment income excludes recognized gains (losses) and includes the impact of changes in foreign currency exchange rates. Average quarterly asset carrying values exclude unrealized gains (losses), collateral received in connection with our securities lending program, annuities funding structured settlement claims, freestanding derivative assets, collateral received from derivative counterparties, the effects of consolidating under GAAP certain variable interest entities that are treated as consolidated securitization entities (“CSEs”) and contractholder-directed equity securities. In addition, average quarterly asset carrying values include invested assets reclassified to held-for-sale. A yield is not presented for other invested assets, as it is not considered a meaningful measure of performance for this asset class.
(2)Investment income from fixed maturity securities includes amounts from FVO Securities of $140 million and $184 million for the years ended December 31, 2020 and 2019, respectively.
(3)Investment income from fixed maturity securities AFS and mortgage loans includes prepayment fees.
(4)See “— Real Estate and Real Estate Joint Ventures” and “— Other Limited Partnership Interests” for discussion of results for the year ended December 31, 2020.
(5)See “Financial Measures and Segment Accounting Policies” in Note 2 of the Notes to the Consolidated Financial Statements for discussion of divested businesses.
See “— Results of Operations — Consolidated Results — Adjusted Earnings” for an analysis of the period over period changes in investment portfolio results.
Fixed Maturity Securities AFS and Equity Securities
The COVID-19 Pandemic contributed to financial market volatility, credit spread widening and equity market volatility during the year ended December 31, 2020. Governments and central banks around the world have responded with unprecedented fiscal and monetary policies, including reductions in the level of interest rates. See “— Current Environment.”
As a result of the interest rate reductions, partially offset by credit spread widening, during the year ended December 31, 2020, the net unrealized gain on our fixed maturity securities AFS increased $13.9 billion, from $30.2 billion at December 31, 2019 to $44.1 billion at December 31, 2020. As a result of the equity market volatility during the year ended December 31, 2020, the value of our equity securities decreased, resulting in a mark-to-market loss of $153 million in net investment gains (losses), as the change in estimated fair value is recorded in net income.
The following table presents fixed maturity securities AFS and equity securities by type (public or private) and information about perpetual and redeemable securities held at:

	December 31, 2020		December 31, 2019
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities AFS:
Publicly-traded	$284,083	80.1%	$267,617	81.6%
Privately-placed	70,726	19.9	60,203	18.4
Total fixed maturity securities AFS	$354,809	100.0%	$327,820	100.0%
Percentage of cash and invested assets	67.2%		66.8%
Equity securities:
Publicly-traded	$851	78.9%	$1,156	86.1%
Privately-held	228	21.1	186	13.9
Total equity securities	$1,079	100.0%	$1,342	100.0%
Percentage of cash and invested assets	0.2%		0.3%
Perpetual and redeemable securities:
Perpetual securities included within fixed maturity securities AFS and equity securities	$344		$363
Redeemable preferred stock with a stated maturity included within fixed maturity securities AFS	$912		$960
See Note 8 of the Notes to the Consolidated Financial Statements for information about fixed maturity securities AFS by sector, contractual maturities and continuous gross unrealized losses.

Included within fixed maturity securities AFS are structured securities, including residential mortgage-backed securities (“RMBS”), ABS and commercial mortgage-backed securities (“CMBS”) (collectively, “Structured Products”).
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
Valuation of Securities. We are responsible for the determination of the estimated fair value of our investments. We determine the estimated fair value of publicly-traded securities after considering one of three primary sources of information: quoted market prices in active markets, independent pricing services, or independent broker quotations. We determine the estimated fair value of privately-placed securities after considering one of three primary sources of information: market standard internal matrix pricing, market standard internal discounted cash flow techniques, or independent pricing services (after we determine the independent pricing services’ use of available observable market data). For publicly-traded securities, the number of quotations obtained varies by instrument and depends on the liquidity of the particular instrument. Generally, we obtain prices from multiple pricing services to cover all asset classes and obtain multiple prices for certain securities, but ultimately utilize the price with the highest placement in the fair value hierarchy. Independent pricing services that value these instruments use market standard valuation methodologies based on data about market transactions and inputs from multiple pricing sources that are market observable or can be derived principally from or corroborated by observable market data. See Note 10 of the Notes to the Consolidated Financial Statements for a discussion of the types of market standard valuation methodologies utilized and key assumptions and observable inputs used in applying these standard valuation methodologies. When a price is not available in the active market or through an independent pricing service, management values the security primarily using market standard internal matrix pricing or discounted cash flow techniques, and non-binding quotations from independent brokers who are knowledgeable about these securities. Independent non-binding broker quotations utilize inputs that may be difficult to corroborate with observable market data. As shown in the following section, less than 1% of our fixed maturity securities AFS were valued using non-binding quotations from independent brokers at December 31, 2020.
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
We have reviewed the significance and observability of inputs used in the valuation methodologies to determine the appropriate fair value hierarchy level for each of our securities. Based on the results of this review and investment class analysis, each instrument is categorized as Level 1, 2 or 3 based on the lowest level significant input to its valuation. See Note 10 of the Notes to the Consolidated Financial Statements for valuation approaches and key inputs by major category of assets or liabilities that are classified within Level 2 and Level 3 of the fair value hierarchy.
Fair Value of Fixed Maturity Securities AFS and Equity Securities
Fixed maturity securities AFS and equity securities measured at estimated fair value on a recurring basis and their corresponding fair value pricing sources are as follows:

	December 31, 2020
Level	Fixed Maturity Securities AFS		Equity Securities
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$23,180	6.5%	$636	58.9%
Level 2
Independent pricing sources	300,989	84.9	213	19.8
Internal matrix pricing or discounted cash flow techniques	1,133	0.3	80	7.4
Significant other observable inputs	302,122	85.2	293	27.2
Level 3
Independent pricing sources	23,745	6.7	11	1.0
Internal matrix pricing or discounted cash flow techniques	5,110	1.4	139	12.9
Independent broker quotations	652	0.2	—	—
Significant unobservable inputs	29,507	8.3	150	13.9
Total estimated fair value	$354,809	100.0%	$1,079	100.0%
See Note 10 of the Notes to the Consolidated Financial Statements for the fixed maturity securities AFS and equity securities fair value hierarchy.
The majority of the Level 3 fixed maturity securities AFS and equity securities were concentrated in three sectors at December 31, 2020: foreign corporate securities, U.S. corporate securities and RMBS. During the year ended December 31, 2020, Level 3 fixed maturity securities AFS increased by $10.7 billion, or 57%. The increase was driven by transfers into Level 3 in excess of transfers out of Level 3, purchases in excess of sales and by an increase in estimated fair value recognized in other comprehensive income (loss). The increase in transfers into Level 3 for the year ended December 31, 2020, in part, was from market conditions including decreased liquidity, decreased transparency of valuations and an increased use of unobservable inputs, principally for U.S. and foreign corporate securities.
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

Fixed Maturity Securities AFS Credit Quality — Ratings
The Securities Valuation Office of the NAIC evaluates the fixed maturity security investments of insurers for regulatory reporting and capital assessment purposes. Historically, the NAIC assigned securities to one of six credit quality categories called “NAIC designations.” If no designation is available from the NAIC, then, as permitted by the NAIC, an internally developed designation is used. NAIC designations are generally similar to the credit quality ratings of the NRSRO for fixed maturity securities, except for certain non-agency RMBS and CMBS as described below.
Effective with year-end 2020 NAIC reporting, the NAIC implemented an expansion of the fixed maturity security rating classification from six to 20 categories. The NAIC retained the six NAIC designations and expanded with 20 “NAIC designation categories.” The NAIC designation categories correspond more closely to the NRSROs alpha-numeric credit quality ratings. The NAIC’s goal is to better align RBC charges on fixed maturity securities with the instruments’ actual credit risk. Effective with year-end 2020 regulatory reporting, insurers are required to report both the NAIC designation and NAIC designation category for each fixed maturity security. The NAIC maintained the current RBC factors for NAIC designations 1-6 until the NAIC completes an impact analysis to confirm or refine the NAIC’s proposed new RBC factors for the 20 NAIC designation categories.
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
The NAIC has adopted revised methodologies for non-agency RMBS and CMBS. The NAIC’s objective with the revised methodologies for non-agency RMBS and CMBS was to increase the accuracy in assessing expected losses, and to use the improved assessment to determine a more appropriate capital requirement for non-agency RMBS and CMBS. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from non-agency RMBS and CMBS. We apply the revised NAIC methodologies to non-agency RMBS and CMBS held by MetLife, Inc.’s insurance subsidiaries that maintain the NAIC statutory basis of accounting. The NAIC’s present methodology is to evaluate non-agency RMBS and CMBS held by insurers using the revised NAIC methodologies on an annual basis. If MetLife, Inc.’s insurance subsidiaries acquire non-agency RMBS and CMBS that have not been previously evaluated by the NAIC, but are expected to be evaluated by the NAIC in the upcoming annual review, an internally developed designation is used until a NAIC designation becomes available. NAIC designations may not correspond to NRSRO ratings.

The following table presents total fixed maturity securities AFS by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for non-agency RMBS and CMBS, held by MetLife, Inc.'s insurance subsidiaries that maintain the NAIC statutory basis of accounting, which are presented using revised NAIC methodologies. NRSRO ratings are as of the dates shown below. Over time, credit ratings can migrate, up or down, through the NRSRO continuous monitoring process. As of December 31, 2020, securities are presented net of ACL, reflecting the adoption of new credit loss guidance on January 1, 2020. As of December 31, 2019, securities are presented at amortized cost in accordance with prior guidance. See Notes 1 and 8 of the Notes to the Consolidated Financial Statements for further information.

		December 31,
		2020				2019
NAIC Designation	NRSRO Rating	Amortized Cost net of ACL	Unrealized Gains (Losses) (1)	Estimated Fair Value	% of Total	Amortized Cost	Unrealized Gains (Losses)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$218,252	$31,761	$250,013	70.5%	$207,742	$22,966	$230,708	70.4%
2	Baa	76,342	11,360	87,702	24.7	74,568	6,857	81,425	24.8
	Subtotal investment grade	294,594	43,121	337,715	95.2	282,310	29,823	312,133	95.2
3	Ba	11,840	972	12,812	3.6	11,210	442	11,652	3.6
4	B	3,688	14	3,702	1.1	3,297	40	3,337	1.0
5	Caa and lower	536	(33)	503	0.1	832	(139)	693	0.2
6	In or near default	72	5	77	—	6	(1)	5	—
	Subtotal below investment grade	16,136	958	17,094	4.8	15,345	342	15,687	4.8
	Total fixed maturity securities AFS	$310,730	$44,079	$354,809	100.0%	$297,655	$30,165	$327,820	100.0%

(1) Excludes gross unrealized gains (losses) related to assets held-for-sale. See Note 3 of the Notes to the Consolidated Financial Statements for information on the pending disposition of MetLife P&C.
As a result of current economic conditions, including the effects of the COVID-19 Pandemic which caused increased concerns over more highly leveraged issuers and downgrade risk, our below investment grade securities initially decreased in value but, as a result of credit spread tightening in the fourth quarter of 2020, these securities increased in value from an unrealized gain position at December 31, 2019 of $342 million to an unrealized gain position of $958 million at December 31, 2020. Foreign government securities, acquired to support our local insurance operations and related policyholder liabilities, represented $3.7 billion, or 22% of our $17.1 billion below investment grade securities, at estimated fair value, at December 31, 2020. U.S. corporate and foreign corporate securities comprise the vast majority of the remaining below investment grade securities. We have been actively repositioning our corporate below investment grade portfolios, including our syndicated bank loan portfolio, into higher quality, higher rated securities and with an increased allocation to privately-placed securities that include covenant protections.

The following tables present total fixed maturity securities AFS, based on estimated fair value, by sector and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for non-agency RMBS and CMBS, which are presented using the revised NAIC methodologies:

	Fixed Maturity Securities AFS — by Sector & Credit Quality Rating
NAIC Designation	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(Dollars in millions)
December 31, 2020
U.S. corporate	$46,847	$39,552	$4,649	$2,018	$326	$24	$93,416
Foreign government	61,322	6,678	3,161	456	77	5	71,699
Foreign corporate	26,812	37,884	3,984	648	74	6	69,408
U.S. government and agency	46,543	557	—	—	—	—	47,100
RMBS	29,347	706	197	153	14	18	30,435
ABS	15,328	1,496	197	96	1	1	17,119
Municipals	13,240	460	22	—	—	—	13,722
CMBS	10,574	369	602	331	11	23	11,910
Total fixed maturity securities AFS	$250,013	$87,702	$12,812	$3,702	$503	$77	$354,809
Percentage of total	70.5%	24.7%	3.6%	1.1%	0.1%	—%	100.0%
December 31, 2019
U.S. corporate	$41,504	$37,915	$5,760	$2,199	$374	$1	$87,753
Foreign government	58,325	5,866	2,383	392	263	—	67,229
Foreign corporate	26,078	34,674	2,810	556	47	—	64,165
U.S. government and agency	41,577	507	—	—	—	—	42,084
RMBS	27,957	403	102	75	7	3	28,547
ABS	12,727	1,339	448	25	2	1	14,542
Municipals	12,397	624	32	—	—	—	13,053
CMBS	10,143	97	117	90	—	—	10,447
Total fixed maturity securities AFS	$230,708	$81,425	$11,652	$3,337	$693	$5	$327,820
Percentage of total	70.4%	24.8%	3.6%	1.0%	0.2%	—%	100.0%

U.S. and Foreign Corporate Fixed Maturity Securities AFS
We maintain a diversified portfolio of corporate fixed maturity securities AFS across industries and issuers. This portfolio did not have any exposure to any single issuer in excess of 1% of total investments at December 31, 2020. The top 10 holdings comprised 2% of total investments at both December 31, 2020 and 2019. The table below presents our U.S. and foreign corporate securities holdings by industry at:

	December 31,
	2020		2019
Industry	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$47,472	29.2%	$46,018	30.3%
Finance	37,645	23.1	34,776	22.9
Consumer	33,384	20.5	31,952	21.0
Utility	29,984	18.4	25,763	17.0
Communications	12,107	7.4	11,471	7.5
Other	2,232	1.4	1,938	1.3
Total	$162,824	100.0%	$151,918	100.0%
As a result of current economic conditions, including the effects of the COVID-19 Pandemic, we have experienced stress within certain sub-sectors of our industrial and consumer corporate securities portfolios, principally in Energy, Airports, Cruise Lines / Leisure, Airlines, Restaurants and Lodging. See “— Current Environment — Selected Country and Sector Investments.”
Structured Products
We held $59.5 billion and $53.5 billion of Structured Products, at estimated fair value, at December 31, 2020 and 2019, respectively, as presented in the RMBS, ABS and CMBS sections below.
RMBS
Our RMBS portfolio is diversified by security type and risk profile. The following table presents our RMBS portfolio by security type, risk profile and ratings profile at:

	December 31,
	2020			2019
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Security type
Collateralized mortgage obligations	$17,342	57.0%	$1,468	$16,315	57.2%	$1,185
Pass-through mortgage-backed securities	13,093	43.0	552	12,232	42.8	311
Total RMBS	$30,435	100.0%	$2,020	$28,547	100.0%	$1,496
Risk profile
Agency	$20,408	67.1%	$1,314	$19,563	68.5%	$797
Prime	1,637	5.4	38	1,142	4.0	48
Alt-A	3,809	12.5	306	3,323	11.7	347
Sub-prime	4,581	15.0	362	4,519	15.8	304
Total RMBS	$30,435	100.0%	$2,020	$28,547	100.0%	$1,496
Ratings profile
Rated Aaa/AAA	$22,555	74.1%		$21,122	74.0%
Designated NAIC 1	$29,347	96.4%		$27,957	97.9%

(1) Excludes gross unrealized gains (losses) related to assets held-for-sale. See Note 3 of the Notes to the Consolidated Financial Statements for information on the pending disposition of MetLife P&C.
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
The majority of our RMBS holdings were rated Aaa/AAA and were designated NAIC 1 at December 31, 2020 and 2019. Agency RMBS were guaranteed or otherwise supported by Federal National Mortgage Association, Federal Home Loan Mortgage Corporation or Government National Mortgage Association. Non-agency RMBS include prime, alternative residential mortgage loans (“Alt-A”) and sub-prime RMBS. Prime residential mortgage lending includes the origination of residential mortgage loans to the most creditworthy borrowers with high quality credit profiles. Alt-A is a classification of mortgage loans where the risk profile of the borrower is between prime and sub-prime. Sub-prime mortgage lending is the origination of residential mortgage loans to borrowers with weak credit profiles.
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
Our RMBS holdings were comprised of 67% Agency securities that were all designated NAIC 1 and 33% of non-agency securities, of which 93% were designated NAIC 1, at December 31, 2020. As result of current economic conditions, including increased unemployment levels as result of the COVID-19 Pandemic, the unrealized gain on our non-agency RMBS holdings initially decreased but, as a result of credit spread tightening in the fourth quarter of 2020, these securities increased in value from an unrealized gain of $699 million at December 31, 2019 to an unrealized gain of $706 million at December 31, 2020. Our non-agency RMBS portfolio is defensively positioned with most of the portfolio concentrated in senior tranches with strong structural protections including credit enhancement in the form of capital structure subordination that is available to absorb losses before they impact the securities we own.
ABS
Our ABS portfolio is diversified by collateral type and issuer. The following table presents our ABS portfolio by collateral type and ratings profile at:

	December 31,
	2020			2019
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Collateral type
Collateralized obligations (2)	$8,946	52.2%	$(16)	$7,974	54.8%	$(54)
Consumer loans	1,535	9.0	46	1,181	8.1	9
Student loans	1,174	6.9	7	1,350	9.3	(5)
Credit card loans	1,006	5.9	13	454	3.1	4
Automobile loans	976	5.7	20	813	5.6	7
Foreign residential loans	956	5.5	15	1,088	7.5	14
Other loans	2,526	14.8	71	1,682	11.6	20
Total	$17,119	100.0%	$156	$14,542	100.0%	$(5)
Ratings profile
Rated Aaa/AAA	$9,164	53.5%		$7,711	53.0%
Designated NAIC 1	$15,328	89.5%		$12,727	87.5%
(1) Excludes gross unrealized gains (losses) related to assets held-for-sale. See Note 3 of the Notes to the Consolidated Financial Statements for information on the pending disposition of MetLife P&C.

(2) Includes primarily collateralized loan obligations.
As a result of current economic conditions, including the effects of the COVID-19 Pandemic, causing increased concerns over leveraged lending, our $8.9 billion collateralized obligations securities portfolio, at estimated fair value, initially decreased in value but, as a result of credit spread tightening in the fourth quarter of 2020, these securities increased in value from an unrealized loss position of $54 million at December 31, 2019 to an unrealized loss position of $16 million at December 31, 2020. We have been actively repositioning this portfolio into higher quality, higher rated securities primarily collateralized by first lien senior secured loans. As a result, this portfolio includes strong structural protections, primarily credit enhancement in the form of capital structure subordination that is available to absorb losses before they impact the securities we own. We do not own equity tranches of such securities or combination notes in this portfolio. As we invest primarily in securities rated AAA, AA or A, 98% of this portfolio was investment grade rated at December 31, 2020.
CMBS
Our CMBS portfolio is comprised primarily of securities collateralized by multiple commercial mortgage loans and is diversified by property type, borrower, geography and vintage year. The following tables present our CMBS portfolio by NRSRO rating and vintage year. As of December 31, 2020, securities are presented net of ACL, reflecting the adoption of new credit loss guidance on January 1, 2020. As of December 31, 2019, securities are presented at amortized cost in accordance with the prior guidance. See Notes 1 and 8 of the Notes to the Consolidated Financial Statements for further information.

	December 31, 2020
	Aaa		Aa		A		Baa		Below Investment Grade		Total
Vintage Year	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value
	(Dollars in millions)
2003 - 2013	$958	$1,011	$898	$917	$373	$355	$105	$96	$114	$98	$2,448	$2,477
2014	451	480	429	449	169	171	10	9	—	—	1,059	1,109
2015	462	492	65	69	38	40	7	6	—	—	572	607
2016	282	310	56	60	54	53	—	—	—	—	392	423
2017	757	807	432	463	150	150	—	—	—	—	1,339	1,420
2018	1,704	1,891	592	647	205	214	9	9	—	—	2,510	2,761
2019	1,048	1,100	138	141	596	610	—	—	—	—	1,782	1,851
2020	734	748	280	293	186	191	29	30	—	—	1,229	1,262
Total	$6,396	$6,839	$2,890	$3,039	$1,771	$1,784	$160	$150	$114	$98	$11,331	$11,910
Ratings Distribution		57.4%		25.5%		15.0%		1.3%		0.8%		100.0%

	December 31, 2019
	Aaa		Aa		A		Baa		Below Investment Grade		Total
Vintage Year	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003 - 2013	$1,109	$1,169	$973	$1,007	$368	$376	$37	$36	$52	$41	$2,539	$2,629
2014	372	389	486	502	114	119	—	—	—	—	972	1,010
2015	419	436	65	67	31	33	—	—	—	—	515	536
2016	285	298	71	73	55	56	—	—	—	—	411	427
2017	668	689	589	608	181	182	—	—	—	—	1,438	1,479
2018	1,713	1,804	704	739	240	249	22	22	—	—	2,679	2,814
2019	744	754	143	143	652	655	—	—	—	—	1,539	1,552
Total	$5,310	$5,539	$3,031	$3,139	$1,641	$1,670	$59	$58	$52	$41	$10,093	$10,447
Ratings Distribution		53.0%		30.0%		16.0%		0.6%		0.4%		100.0%
The tables above reflect NRSRO ratings including Moody’s, S&P, Fitch and Morningstar, Inc. CMBS designated NAIC 1 were 88.8% and 97.1% of total CMBS at December 31, 2020 and 2019, respectively.

Evaluation of Fixed Maturity Securities AFS for Credit Loss, Rollforward of Allowance for Credit Loss and Credit Loss on Fixed Maturity Securities AFS Recognized in Earnings
See Note 8 of the Notes to the Consolidated Financial Statements for information about the evaluation of fixed maturity securities AFS for credit loss, rollforward of the ACL, net provision (release) for credit loss, as well as gross gains and gross losses on fixed maturity securities AFS sold at and for the years ended December 31, 2020 and 2019.
Overview of Credit Loss on Fixed Maturity Securities AFS
Excluding the impact of securities with an ACL that were subsequently sold or exchanged and the related release of the ACL, the provision for credit loss on fixed maturity securities AFS was $225 million for the year ended December 31, 2020, as compared to $129 million for the year ended December 31, 2019. The provision for credit loss on foreign government securities was $134 million for the year ended December 31, 2020, which was concentrated in Argentine foreign currency denominated sovereign securities, as a result of their default in 2020. The provision for credit loss on U.S. corporate securities and foreign corporate securities was $91 million for the year ended December 31, 2020, which were concentrated in industrial and consumer securities, as a result of market driven and issuer specific factors, primarily in the communications, energy and transportation sectors in 2020. See “— Current Environment — Selected Country and Sector Investments.”
The release of the ACL for securities that were subsequently sold or exchanged was $133 million for the year ended December 31, 2020. Including the impact of these releases and impact of intent-to-sell impairments of $62 million, the net provision for credit loss on fixed maturity securities AFS was $154 million for the year ended December 31, 2020. In addition, there was an additional $11 million decrease in the ACL during the year ended December 31, 2020 in connection with the disposition of MetLife Seguros de Retiro.
See Notes 1 and 8 of the Notes to the Consolidated Financial Statements for information on new credit loss guidance adopted on January 1, 2020 affecting the credit loss evaluation process and the measurement of credit loss; and a summary of the similarities and the differences of this new credit loss guidance with the previous guidance.
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
Contractholder-Directed Equity Securities and Fair Value Option Securities
The estimated fair value of these investments, which are primarily comprised of Unit-linked investments, was $13.3 billion and $13.1 billion, or 2.5% and 2.7% of cash and invested assets, at December 31, 2020 and 2019, respectively. See Notes 1 and 10 of the Notes to the Consolidated Financial Statements for a description of this portfolio, its fair value hierarchy and a rollforward of the fair value measurements for these investments measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
The COVID-19 Pandemic initially caused volatility in the equity markets and widening of credit spreads decreasing the estimated fair value of our Unit-linked investments and FVO Securities. However, during the fourth quarter of 2020, equity markets increased and credit spreads tightened. As a result, the estimated fair value of these securities still held at year end increased, resulting in a mark-to-market gain of $489 million in net investment income, as the change in estimated fair value on these securities is recorded in net investment income.
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

Mortgage Loans
Our mortgage loans held-for-investment are principally collateralized by commercial, agricultural and residential properties. Mortgage loans held-for-investment are carried at amortized cost and the related ACL are summarized as follows at:

	December 31,
	2020				2019
Portfolio Segment	Amortized Cost	% of Total	ACL	ACL as % of Amortized Cost	Amortized Cost	% of Total	ACL	ACL as % of Amortized Cost
	(Dollars in millions)
Commercial	$52,434	62.2%	$252	0.5%	$49,624	61.5%	$246	0.5%
Agricultural	18,128	21.5	106	0.6%	16,695	20.7	52	0.3%
Residential	13,782	16.3	232	1.7%	14,316	17.8	55	0.4%
Total	$84,344	100.0%	$590	0.7%	$80,635	100.0%	$353	0.4%
The carrying value of all mortgage loans, net of ACL, was 15.9% and 16.4% of cash and invested assets at December 31, 2020 and 2019, respectively.
Our commercial, agricultural and residential mortgage loan portfolios are subject to uncertain market conditions, including the effects of the COVID-19 Pandemic. As a result of the COVID-19 Pandemic, during the year ended December 31, 2020, we granted concessions (e.g., payment deferrals and other loan modifications) to certain of our commercial mortgage loan borrowers (principally in the hotel and retail sectors) and residential mortgage loan borrowers and, to a much lesser extent, some of our agricultural mortgage loan borrowers. See Note 8 of the Notes to the Consolidated Financial Statements for further information regarding COVID-19 Pandemic-related mortgage loan concessions. See also “— Commercial Mortgage Loans by Geographic Region and Property Type.”
We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loan held-for-investment portfolios, 83% are collateralized by properties located in the United States, with the remaining 17% collateralized by properties located outside the United States, which includes 4% of properties located in the U.K. and 4% of properties located in Mexico, at December 31, 2020. The carrying values of our commercial and agricultural mortgage loans held-for-investment located in California, New York and Texas were 17%, 10% and 7%, respectively, of total commercial and agricultural mortgage loans held-for-investment at December 31, 2020. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loan held-for-investment portfolio in a similar manner to reduce risk of concentration, with 92% collateralized by properties located in the United States, and the remaining 8% collateralized by properties located outside the United States, principally in Chile, at December 31, 2020. The carrying values of our residential mortgage loans located in California, Florida, and New York were 33%, 9%, and 7%, respectively, of total residential mortgage loans at December 31, 2020.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The tables below present the diversification across geographic regions and property types of commercial mortgage loans held-for-investment at:

	December 31,
	2020		2019
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Non-U.S.	$10,581	20.2%	$10,093	20.3%
Pacific	10,235	19.5	10,169	20.5
Middle Atlantic	8,233	15.7	8,302	16.7
South Atlantic	7,217	13.8	6,487	13.1
West South Central	3,887	7.4	4,255	8.6
East North Central	2,494	4.8	3,066	6.2
New England	2,126	4.0	1,433	2.9
Mountain	1,777	3.4	1,602	3.2
East South Central	700	1.3	502	1.0
West North Central	609	1.2	607	1.2
Multi-Region and Other	4,575	8.7	3,108	6.3
Total amortized cost	52,434	100.0%	49,624	100.0%
Less: ACL	252		246
Carrying value, net of ACL	$52,182		$49,378
Property Type
Office	$23,928	45.6%	$22,925	46.2%
Retail	8,911	17.0	9,052	18.2
Apartment	8,764	16.7	8,212	16.6
Industrial	5,365	10.2	3,985	8.0
Hotel	3,377	6.5	3,471	7.0
Other	2,089	4.0	1,979	4.0
Total amortized cost	52,434	100.0%	49,624	100.0%
Less: ACL	252		246
Carrying value, net of ACL	$52,182		$49,378
__________________
Our commercial mortgage loan portfolio is well positioned with exposures concentrated in high quality underlying properties located in primary markets typically with institutional investors who are better positioned to manage their assets during periods of market volatility. Our portfolio is comprised primarily of lower risk loans with higher debt-service coverage ratios (“DSCR”) and lower loan-to-value (“LTV”) ratios. See “— Mortgage Loan Credit Quality — Monitoring Process” for further information and Note 8 of the Notes to the Consolidated Financial Statements for a distribution of our commercial mortgage loans by DSCR and LTV ratios. Excluding loans with a COVID-19 Pandemic-related payment deferral, over 99% of our commercial mortgage loan portfolio was current and 100% of our hotel and retail commercial mortgage loan portfolio was current at December 31, 2020. See Note 8 of the Notes to the Consolidated Financial Statements for further information regarding COVID-19 Pandemic-related mortgage loan concessions.
Mortgage Loan Credit Quality — Monitoring Process. We monitor our mortgage loan investments on an ongoing basis, including a review of loans by credit quality indicator and loans that are current, past due, restructured and under foreclosure. See Note 8 of the Notes to the Consolidated Financial Statements for further information regarding mortgage loans by credit quality indicator, past due and nonaccrual mortgage loans.

We review our commercial mortgage loans on an ongoing basis. These reviews may include an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis, estimated valuations of the underlying collateral, LTV ratios, DSCR and tenant creditworthiness. The monitoring process focuses on higher risk loans, which include those that are classified as restructured, delinquent or in foreclosure, as well as loans with higher LTV ratios and lower DSCR and loans with a COVID-19 Pandemic-related payment deferral. The monitoring process for agricultural mortgage loans is generally similar, with a focus on higher risk loans, such as loans with higher LTV ratios. Agricultural mortgage loans are reviewed on an ongoing basis which include, but are not limited to, property inspections, market analysis, estimated valuations of the underlying collateral, LTV ratios and borrower creditworthiness, including reviews on a geographic and property-type basis. We review our residential mortgage loans on an ongoing basis, with a focus on higher risk loans, such as nonperforming loans. See Note 8 of the Notes to the Consolidated Financial Statements for information on our evaluation of residential mortgage loans and related ACL methodology.
LTV ratios and DSCR are common measures in the assessment of the quality of commercial mortgage loans. LTV ratios are a common measure in the assessment of the quality of agricultural mortgage loans. LTV ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A LTV ratio greater than 100% indicates that the loan amount is greater than the collateral value. A LTV ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the LTV ratio, the higher the risk of experiencing a credit loss. The DSCR compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the DSCR, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average LTV ratio was 58% and 55% at December 31, 2020 and 2019 respectively, and our average DSCR was 2.5x and 2.4x at December 31, 2020 and 2019, respectively. The DSCR and the values utilized in calculating the ratio are updated routinely. In addition, the LTV ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average LTV ratio was 48% and 47% at December 31, 2020 and 2019, respectively. The values utilized in calculating our agricultural mortgage loan LTV ratio are developed in connection with the ongoing review of our agricultural loan portfolio and are routinely updated.
Mortgage Loan Allowance for Credit Loss. Our ACL is established for both pools of loans with similar risk characteristics and for mortgage loans with dissimilar risk characteristics, collateral dependent loans and reasonably expected troubled debt restructurings, individually on a loan specific basis. We record an allowance for expected lifetime credit loss in an amount that represents the portion of the amortized cost basis of mortgage loans that the Company does not expect to collect, resulting in mortgage loans being presented at the net amount expected to be collected.
In determining our ACL, management (i) pools mortgage loans that share similar risk characteristics, (ii) considers expected lifetime credit loss over the contractual term of our mortgage loans, as adjusted for expected prepayments and any extensions, and (iii) considers past events and current and forecasted economic conditions. Actual credit loss realized could be different from the amount of the ACL recorded. These evaluations and assessments are revised as conditions change and new information becomes available, which can cause the ACL to increase or decrease over time as such evaluations are revised. Negative credit migration, including an actual or expected increase in the level of problem loans, will result in an increase in the ACL. Positive credit migration, including an actual or expected decrease in the level of problem loans, will result in a decrease in the ACL. See Notes 1 and 8 of the Notes to the Consolidated Financial Statements for information on how the ACL is established and monitored, and activity in and balances of the ACL, as of and for the years ended December 31, 2020 and 2019.
See Notes 1 and 8 of the Notes to the Consolidated Financial Statements for information on the new credit loss guidance adopted in 2020 affecting the credit loss evaluation process and the measurement of credit loss effective January 1, 2020, as well as a summary of the similarities and the differences of this new credit loss guidance with the previous guidance.
Real Estate and Real Estate Joint Ventures
Real estate and real estate joint ventures is comprised of wholly-owned real estate and joint ventures with interests in single property income-producing real estate and, to a lesser extent, joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the operation of income-producing properties, as well as a runoff portfolio. The carrying value of real estate and real estate joint ventures was $11.9 billion and $10.7 billion, or 2.3% and 2.2% of cash and invested assets, at December 31, 2020 and 2019, respectively.

As a result of the COVID-19 Pandemic, certain of our real estate investments, principally hotel properties, experienced a reduction in income during the year ended December 31, 2020 as compared to the year ended December 31, 2019. We lease investment real estate, principally commercial real estate, for office and retail use, through a variety of operating lease arrangements. In response to the COVID-19 Pandemic, during the year ended December 31, 2020, we granted lease concessions (e.g., rent payment deferrals) to some of our lessees. In addition, we have interests in certain unconsolidated real estate joint ventures which have granted COVID-19 Pandemic-related lease concessions. See Note 8 of the Notes to the Consolidated Financial Statements for further information regarding COVID-19 Pandemic-related lease concessions.
Our real estate investments are typically stabilized properties that we intend to hold for the longer-term for portfolio diversification and long-term appreciation. Our real estate investment portfolio has significantly appreciated since acquisition to a $6.3 billion unrealized gain position at December 31, 2020 that is available to absorb valuation declines from the current economic conditions. We continuously monitor expected future cash flows of our real estate investments and incorporate them into our periodic impairment analyses. As a result of the COVID-19 Pandemic, we performed impairment analyses during the year ended December 31, 2020, which included updated estimates of expected future cash flows. As a result of our impairment analyses, we recorded one impairment during the year ended December 31, 2020 for $13 million. This impairment was recorded in net investment income as the investment is in a real estate fund that is accounted for under the equity method. There were no impairments recognized in net investment gains (losses) on real estate and real estate joint ventures for the year ended December 31, 2020. There were $10 million in impairments recognized for the year ended December 31, 2019.
We diversify our real estate investments by both geographic region and property type to reduce risk of concentration. See Note 8 of the Notes to the Consolidated Financial Statements for a summary of real estate investments, by income type, as well as income earned.
Geographical diversification: Of our real estate investments, excluding funds, 60% were located in the United States, with the remaining 40% located outside the United States, at December 31, 2020. The carrying value of our real estate investments, excluding funds, located in Japan, California and Washington, D.C. were 35%, 10% and 9%, respectively, of total real estate investments, excluding funds, at December 31, 2020. Real estate funds were 25% of our real estate investments at December 31, 2020. The majority of these funds hold underlying real estate investments that are well diversified across the United States.
Property type diversification: Real estate and real estate joint venture investments are categorized by property type as follows at:

	December 31,
	2020		2019
Property Type	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Office	$4,082	34.2%	$3,678	34.2%
Real estate funds	2,966	24.9	2,539	23.6
Retail	1,273	10.7	1,260	11.7
Apartment	1,260	10.6	1,211	11.3
Land	910	7.6	669	6.2
Hotel	610	5.0	599	5.6
Industrial	448	3.8	393	3.7
Agriculture	20	0.2	21	0.2
Other	364	3.0	371	3.5
Total real estate and real estate joint ventures	$11,933	100.0%	$10,741	100.0%

Other Limited Partnership Interests
Other limited partnership interests are comprised of investments in private funds, including private equity funds and hedge funds. At December 31, 2020 and 2019, the carrying value of other limited partnership interests was $9.5 billion and $7.7 billion, which included $643 million and $575 million of hedge funds, respectively. Other limited partnership interests were 1.79% and 1.57% of cash and invested assets at December 31, 2020 and 2019, respectively. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds.
We use the equity method of accounting for most of our private equity funds. We generally recognize our share of a private equity fund’s earnings in net investment income on a three-month lag when the information is reported to us. Accordingly, declines in the equity markets, which can impact the underlying results of these private equity funds, are recorded in our net investment income on a three-month lag. As a result of declines in the equity market in the first quarter of 2020, which were reported to us in the second quarter of 2020 by our investees, we recorded negative net investment income of $607 million on our private equity and hedge fund investments during the three months ended June 30, 2020. As a result of increases in the equity market in the second quarter of 2020, which were reported to us in the third quarter of 2020 by our investees, we recorded net investment income of $578 million on our private equity and hedge fund investments during the three months ended September 30, 2020. As a result of increases in the equity market in the third quarter of 2020, which were reported to us in the fourth quarter of 2020 by our investees, we recorded net investment income of $709 million on our private equity and hedge fund investments during the three months ended December 31, 2020. For a discussion of our expected private equity returns in 2021, see “— Executive Summary — Consolidated Company Outlook.”
Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	December 31,
	2020		2019
Asset Type	Carrying Value	% of Total	Carrying Value	% of Total
		(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$11,866	57.6%	$10,084	53.0%
Tax credit and renewable energy partnerships	1,751	8.5	1,993	10.5
Direct financing leases	1,340	6.5	1,247	6.6
Annuities funding structured settlement claims	1,263	6.1	1,271	6.7
Leveraged leases	816	4.0	1,052	5.4
FHLB common stock	814	4.1	809	4.3
Operating joint ventures	733	3.6	838	4.4
Funds withheld	508	2.5	470	2.5
Other	1,502	7.2	1,251	6.6
Total	$20,593	100%	$19,015	100%
Percentage of cash and invested assets	3.9%		3.9%
Our direct financing and leveraged lease portfolios are subject to uncertain market conditions, including the effects of the COVID-19 Pandemic and related economic slowdown. In response to the COVID-19 Pandemic, during the year ended December 31, 2020, we granted lease concessions, primarily in the form of rent deferrals, to some of our lessees. See Note 8 of the Notes to the Consolidated Financial Statements for further information regarding COVID-19 Pandemic-related direct financing lease concessions.
See Note 8 of the Notes to the Consolidated Financial Statements for information on the new credit loss guidance adopted in 2020 affecting the credit loss evaluation process and the measurement of credit loss, including direct financing and leveraged leases effective January 1, 2020.
See Notes 1, 8 and 9 of the Notes to the Consolidated Financial Statements for information regarding freestanding derivatives with positive estimated fair values, tax credit and renewable energy partnerships, direct financing and leveraged leases, annuities funding structured settlement claims, FHLB common stock, operating joint ventures and funds withheld, as well as, gains (losses) on disposals of, and impairments of, tax credit and renewable energy partnerships, and leveraged lease impairment losses.

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
•Information about the primary underlying risk exposure, gross notional amount, and estimated fair value of our derivatives by type of hedge designation, excluding embedded derivatives held at December 31, 2020 and 2019.
•The statement of operations effects of derivatives in net investments in foreign operations, cash flow, fair value, or nonqualifying hedge relationships for the years ended December 31, 2020, 2019 and 2018.
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
Derivatives categorized as Level 3 at December 31, 2020 include: interest rate forwards with maturities which extend beyond the observable portion of the yield curve; interest rate total return swaps with unobservable repurchase rates; foreign currency swaps and forwards with certain unobservable inputs, including the unobservable portion of the yield curve; credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; and equity index options with unobservable correlation inputs. At December 31, 2020, less than 1% of the estimated fair value of our derivatives was priced through independent broker quotations.
See Note 10 of the Notes to the Consolidated Financial Statements for a rollforward of the fair value measurements for derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
The gain (loss) on Level 3 derivatives primarily relates to foreign currency derivatives and interest rate forwards that are valued using an unobservable portion of the swap yield curves and unobservable interest rates, respectively. Other significant inputs, which are observable, include equity volatility and observable interest rates. We validate the reasonableness of these inputs by valuing the positions using internal models and comparing the results to broker quotations.
The gain (loss) on Level 3 derivatives, percentage of gain (loss) attributable to observable and unobservable inputs, and the primary drivers of observable gain (loss) are summarized as follows:

Year Ended December 31, 2020
Gain (loss) recognized in net income (loss)	$279
Approximate percentage of gain (loss) attributable to observable inputs	48%
Primary drivers of observable gain (loss)	Decreases in interest rates on interest rate total return swaps.
Approximate percentage of gain (loss) attributable to unobservable inputs	52%
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
Our policy is not to offset the fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement. This policy applies to the recognition of derivatives on the consolidated balance sheets and does not affect our legal right of offset.
Credit Derivatives
The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	December 31,
	2020		2019
Credit Default Swaps	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Purchased	$2,978	$(112)	$2,944	$(98)
Written	9,609	196	11,520	271
Total	$12,587	$84	$14,464	$173
The following table presents the gross gains, gross losses and net gains (losses) recognized in net derivative gains (losses) for credit default swaps as follows:

	Years Ended December 31,
	2020			2019
Credit Default Swaps	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)
	(In millions)
Purchased (1)	$36	$(64)	$(28)	$2	$(40)	$(38)
Written (1)	65	(171)	(106)	257	(9)	248
Total	$101	$(235)	$(134)	$259	$(49)	$210
__________________
(1)Gains (losses) do not include earned income (expense) on credit default swaps.
The unfavorable change in net gains (losses) on written credit default swaps was $354 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019 due to certain credit spreads on certain credit default swaps used as replications widening in the current period and narrowing in the prior period.
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
Off-Balance Sheet Arrangements
Credit and Committed Facilities
We maintain an unsecured revolving credit facility, as well as certain committed facilities (“Committed Facilities”), with various financial institutions. See Note 13 of the Notes to the Consolidated Financial Statements for descriptions of such arrangements, the classification of expenses on such credit and committed facilities and the nature of the associated liability for letters of credit issued and drawdowns on these credit and committed facilities. See also “— Liquidity and Capital Resources — The Company — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities.”
Collateral for Securities Lending, Repurchase Agreements, Third-Party Custodian Administered Repurchase Programs and Derivatives
We participate in securities lending transactions, repurchase agreements and third-party custodian administered repurchase programs in the normal course of business for the purpose of enhancing the total return on our investment portfolio. See Notes 1 and 8 of the Notes to the Consolidated Financial Statements for further discussion of our securities lending transactions and repurchase agreements, the classification of revenues and expenses, and the nature of the secured financing arrangements and associated liabilities.
Securities lending and repurchase agreements: Periodically we receive non-cash collateral for securities lending and repurchase agreements from counterparties, which is not reflected on our consolidated financial statements. The amount of this non-cash collateral was $1 million and $0 at estimated fair value at December 31, 2020 and 2019, respectively.
Third-party custodian administered repurchase programs: We loan certain of our fixed maturity securities AFS to unaffiliated financial institutions and, in exchange, non-cash collateral is put on deposit by the unaffiliated financial institutions on our behalf with third-party custodians. The estimated fair value of securities loaned in connection with these transactions was $19 million and $85 million at December 31, 2020 and 2019, respectively. Non-cash collateral on deposit with third-party custodians on our behalf was $20 million and $90 million, at estimated fair value, at December 31, 2020 and 2019, respectively, which cannot be sold or re-pledged, and which is not reflected on our consolidated financial statements.
Derivatives: We enter into derivatives to manage various risks relating to our ongoing business operations. We receive non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which is not reflected on our consolidated balance sheets. The amount of this non-cash collateral was $1.7 billion at estimated fair value, at both December 31, 2020 and 2019. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” and Note 9 of the Notes to the Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
Investment Commitments
We enter into the following commitments in the normal course of business for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnerships, bank credit facilities, bridge loans and private corporate bond investments. See Note 21 of the Notes to the Consolidated Financial Statements for further information about these investment commitments. See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 8 of the Notes to the Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments and the liability for credit loss for unfunded mortgage loan commitments. See also “— Investments — Fixed Maturity Securities AFS and Equity Securities,” “— Investments — Mortgage Loans,” “— Investments — Real Estate and Real Estate Joint Ventures” and “— Investments — Other Limited Partnership Interests.”
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
See “Business — Regulation — Insurance Regulation — Policy and Contract Reserve Adequacy Analysis” for further information regarding required analyses of the adequacy of statutory reserves of our insurance operations.
Future Policy Benefits
We establish liabilities for amounts payable under insurance policies. See Notes 1 and 4 of the Notes to the Consolidated Financial Statements for additional information. See also “— Industry Trends — Impact of a Sustained Low Interest Rate Environment — Low Interest Rate Scenarios” and “— Variable Annuity Guarantees.” A discussion of future policy benefits by segment (as well as Corporate & Other) follows.
U.S.
Amounts payable under insurance policies for this segment are comprised of group insurance and annuities. For group insurance, future policyholder benefits are comprised mainly of liabilities for disabled lives under disability waiver of premium policy provisions, liabilities for survivor income benefit insurance, active life policies and premium stabilization and other contingency liabilities held under life insurance contracts. For group annuity contracts, future policyholder benefits are primarily related to payout annuities, including pension risk transfers, structured settlement annuities and institutional income annuities. There is no interest rate crediting flexibility on these liabilities. As a result, a sustained low interest rate environment could negatively impact earnings; however, we mitigate our risks by applying various ALM strategies, including the use of various interest rate derivative positions.
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

Latin America
Future policy benefit liabilities for this segment are held primarily for immediate annuities, traditional life contracts and total return pass-through provisions included in certain universal life and savings products. There is limited interest rate crediting flexibility on the immediate annuity and traditional life liabilities. As a result, sustained periods of lower than expected yields could negatively impact earnings; however, we mitigate our risks by applying various ALM strategies. Other factors impacting these liabilities are actual mortality resulting in higher than expected benefit payments and actual lapses resulting in lower than expected income.
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
MetLife Holdings
Future policy benefits for the life insurance business are comprised mainly of liabilities for traditional life insurance contracts. In order to manage risk, we have often reinsured a portion of the mortality risk on life insurance policies. We routinely evaluate our reinsurance programs, which may result in increases or decreases to existing coverage. We have entered into various interest rate derivative positions to mitigate the risk that investment of premiums received and reinvestment of maturing assets over the life of the policy will be at rates below those assumed in the original pricing of these contracts. For the annuities business, future policy benefits are comprised mainly of liabilities for life-contingent income annuities and liabilities for the variable annuity guaranteed minimum benefits that are accounted for as insurance. For the long-term care business, future policyholder benefits are comprised mainly of liabilities for disabled lives under disability waiver of premium policy provisions, and active life policies. In addition, for our other products, future policyholder benefits related to the reinsurance of our former Japan joint venture are comprised of liabilities for the variable annuity guaranteed minimum benefits that are accounted for as insurance.
Corporate & Other
Future policy benefits primarily include liabilities for other reinsurance business.
Policyholder Account Balances
Policyholder account balances are generally equal to the account value, which includes accrued interest credited, but excludes the impact of any applicable charge that may be incurred upon surrender. See “— Industry Trends — Impact of a Sustained Low Interest Rate Environment — Low Interest Rate Scenarios” and “— Variable Annuity Guarantees.” See also Notes 1 and 4 of the Notes to the Consolidated Financial Statements for additional information. A discussion of policyholder account balances by segment follows.
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

The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Group Benefits:

	December 31, 2020
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$5,029	$4,903
Equal to or greater than 2% but less than 4%	$1,629	$1,593
Equal to or greater than 4%	$780	$752
Retirement and Income Solutions
Policyholder account balances in this business are held largely for investment-type products, mainly funding agreements, as well as postretirement benefits and corporate-owned life insurance to fund non-qualified benefit programs for executives. Interest crediting rates vary by type of contract and can be fixed or variable. Variable interest crediting rates are generally tied to an external index, most commonly (1-month or 3-month) LIBOR or Secured Overnight Financing Rate. We are exposed to interest rate risks, as well as foreign currency exchange rate risk, when guaranteeing payment of interest and return of principal at the contractual maturity date. We may invest in floating rate assets or enter into receive-floating interest rate swaps, also tied to external indices, as well as interest rate caps, to mitigate the impact of changes in market interest rates. We also mitigate our risks by applying various ALM strategies and seek to hedge all foreign currency exchange rate risk through the use of foreign currency hedges, including cross currency swaps.
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for RIS:

	December 31, 2020
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$145	$—
Equal to or greater than 2% but less than 4%	$1,053	$108
Equal to or greater than 4%	$4,598	$4,379
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

The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Asia:

	December 31, 2020
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Annuities
Greater than 0% but less than 2%	$31,552	$1,920
Equal to or greater than 2% but less than 4%	$1,083	$420
Equal to or greater than 4%	$1	$1
Life & Other
Greater than 0% but less than 2%	$13,186	$12,687
Equal to or greater than 2% but less than 4%	$31,304	$9,829
Equal to or greater than 4%	$280	$280
Latin America
Policyholder account balances in this segment are held largely for investment-type products, universal life products, deferred annuities and Unit-linked investments that do not meet the GAAP definition of separate accounts. Liabilities for Unit-linked investments are impacted by changes in the fair value of the associated investments, as the return on assets is generally passed directly to the policyholder. Many of the other liabilities have minimum credited rate guarantees, which could adversely impact liabilities and earnings in a sustained low interest rate environment. We mitigate our risk by applying various ALM strategies.
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for the MetLife Holdings segment:

	December 31, 2020
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$1,280	$1,238
Equal to or greater than 2% but less than 4%	$17,806	$16,074
Equal to or greater than 4%	$7,619	$6,789

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
The table below presents the carrying value for guarantees at:

	Future Policy Benefits		Policyholder Account Balances
	December 31,		December 31,
	2020	2019	2020	2019
	(In millions)
Asia
GMDB	$6	$3	$—	$—
GMAB	—	—	26	34
GMWB	35	34	134	143
EMEA
GMDB	6	3	—	—
GMAB	—	—	31	25
GMWB	31	15	(23)	(62)
MetLife Holdings
GMDB	450	335	—	—
GMIB	954	756	323	110
GMAB	—	—	—	(1)
GMWB	179	125	443	375
Total	$1,661	$1,271	$934	$624

The carrying amounts for guarantees included in policyholder account balances above include nonperformance risk adjustments of $137 million and $147 million at December 31, 2020 and 2019, respectively. These nonperformance risk adjustments represent the impact of including a credit spread when discounting the underlying risk neutral cash flows to determine the estimated fair values. The nonperformance risk adjustment does not have an economic impact on us as it cannot be monetized given the nature of these policyholder liabilities. The change in valuation arising from the nonperformance risk adjustment is not hedged.
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
GMDBs
We offer a range of GMDBs to our contractholders. The table below presents GMDBs, by benefit type, at December 31, 2020:

	Total Account Value (1)
	Asia & EMEA	MetLife Holdings
	(In millions)
Return of premium or five to seven year step-up	$8,075	$48,037
Annual step-up	—	3,209
Roll-up and step-up combination	—	5,617
Total	$8,075	$56,863
__________________
(1)Total account value excludes $603 million for contracts with no GMDBs. The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed for GMDBs and for living benefit guarantees are not mutually exclusive.
Based on total account value, less than 18% of our GMDBs included enhanced death benefits such as the annual step-up or roll-up and step-up combination products at December 31, 2020.

Living Benefit Guarantees
The table below presents our living benefit guarantees based on total account values at December 31, 2020:

	Total Account Value (1)
	Asia & EMEA	MetLife Holdings
	(In millions)
GMIB	$—	$21,229
GMWB - non-life contingent (2)	1,153	2,397
GMWB - life-contingent	3,494	9,235
GMAB	1,879	186
Total	$6,526	$33,047
__________________
(1)Total account value excludes $26.0 billion for contracts with no living benefit guarantees. The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed for GMDBs and for living benefit guarantee amounts are not mutually exclusive.
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
The table below presents our GMIB associated total account values, by their guaranteed payout basis, at December 31, 2020:

Total Account Value
(In millions)
7-year setback, 2.5% interest rate	$6,249
7-year setback, 1.5% interest rate	1,008
10-year setback, 1.5% interest rate	4,282
10-year mortality projection, 10-year setback, 1.0% interest rate	8,234
10-year mortality projection, 10-year setback, 0.5% interest rate	1,456
$21,229
The annuitization interest rates on GMIBs have been decreased from 2.5% to 0.5% over time, partially in response to the low interest rate environment, accompanied by an increase in the setback period from seven years to 10 years and the introduction of a 10-year mortality projection.
Additionally, 40% of the $21.2 billion of GMIB total account value has been invested in managed volatility funds as of December 31, 2020. These funds seek to manage volatility by adjusting the fund holdings within certain guidelines based on capital market movements. Such activity reduces the overall risk of the underlying funds while maintaining their growth opportunities. These risk mitigation techniques reduce or eliminate the need for us to manage the funds’ volatility through hedging or reinsurance.
Our GMIB products typically have a waiting period of 10 years to be eligible for annuitization. As of December 31, 2020, only 26% of our contracts with GMIBs were eligible for annuitization. The remaining contracts are not eligible for annuitization for an average of three years.

Once eligible for annuitization, contractholders would be expected to annuitize only if their contracts were in-the-money. We calculate in-the-moneyness with respect to GMIBs consistent with net amount at risk as discussed in Note 4 of the Notes to the Consolidated Financial Statements, by comparing the contractholders’ income benefits based on total account values and current annuity rates versus the guaranteed income benefits. The net amount at risk was $614 million at December 31, 2020, of which $552 million was related to GMIBs. For those contracts with GMIB, the table below presents details of contracts that are in-the-money and out-of-the-money at December 31, 2020:

	In-the-Moneyness	Total Account Value	% of Total
		(In millions)
In-the-money	30% or greater	$549	3%
	20% to less than 30%	340	2%
	10% to less than 20%	538	2%
	0% to less than 10%	1,162	5%
		2,589
Out-of-the-money	-10% to 0%	2,319	11%
	-20% to less than -10%	4,154	20%
	Greater than -20%	12,167	57%
		18,640
Total GMIBs		$21,229
Derivatives Hedging Variable Annuity Guarantees
Our risk mitigating hedging strategy uses various OTC and exchange traded derivatives. The table below presents the gross notional amount, estimated fair value and primary underlying risk exposure of the derivatives hedging our variable annuity guarantees:

		December 31,
		2020			2019
Primary Underlying Risk Exposure		Gross Notional	Estimated Fair Value		Gross Notional	Estimated Fair Value
	Instrument Type	Amount	Assets	Liabilities	Amount	Assets	Liabilities
		(In millions)
Interest rate	Interest rate swaps	$14,188	$85	$21	$8,639	$73	$16
	Interest rate futures	1,442	—	2	1,678	3	3
	Interest rate options	637	134	—	838	209	—
Foreign currency exchange rate	Foreign currency forwards	1,834	27	13	1,644	16	24
	Currency options	—	—	—	1	—	—
Equity market	Equity futures	4,891	12	38	4,127	5	8
	Equity index options	5,360	558	408	8,775	473	667
	Equity variance swaps	716	15	12	1,115	23	19
	Equity total return swaps	1,533	3	124	761	—	70
	Total	$30,601	$834	$618	$27,578	$802	$807
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
Short-term Liquidity
We maintain a substantial short-term liquidity position, which was $9.4 billion and $9.8 billion at December 31, 2020 and 2019, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed, including amounts received in connection with securities lending, repurchase agreements, derivatives, and secured borrowings, as well as amounts held in the closed block.
Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets, which was $235.1 billion and $221.4 billion at December 31, 2020 and 2019, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, repurchase agreements, derivatives, regulatory deposits, the collateral financing arrangement, funding agreements and secured borrowings, as well as amounts held in the closed block.
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
See “Risk Factors — Capital Risks — We May not be Able to Pay Dividends or Repurchase Our Stock Due to Legal and Regulatory Restrictions or Cash Buffer Needs” for information regarding restrictions on payment of dividends and stock repurchases. See also Note 16 of the Notes to the Consolidated Financial Statements for information regarding MetLife, Inc.’s common stock repurchase authorizations.

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
Under certain stressful market and economic conditions, our access to liquidity may deteriorate, or the cost to access liquidity may increase. A downgrade in our credit or financial strength ratings could also negatively affect our liquidity. See “— Rating Agencies.” If we require significant amounts of cash on short notice in excess of anticipated cash requirements or if we are required to post or return cash collateral in connection with derivatives or our securities lending program, we may have difficulty selling investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both. In addition, in the event of such forced sale, for securities in an unrealized loss position, realized losses would be incurred on securities sold and impairments would be incurred, if there is a need to sell securities prior to recovery, which may negatively impact our financial condition. See “Risk Factors — Investment Risks — We May Have Difficulty Selling Holdings in Our Investment Portfolio or in Our Securities Lending Program in a Timely Manner to Realize Their Full Value.”
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

The amount of dividends that our insurance subsidiaries can pay to MetLife, Inc. or to other parent entities is constrained by the amount of surplus we hold to maintain our ratings, which provides an additional margin for risk protection and investment in our businesses. We proactively take actions to maintain capital consistent with these ratings objectives, which may include adjusting dividend amounts and deploying financial resources from internal or external sources of capital. Certain of these activities may require regulatory approval. Furthermore, the payment of dividends and other distributions to MetLife, Inc. and other parent entities by their respective insurance subsidiaries is governed by insurance laws and regulations. See “Business — Regulation — Insurance Regulation,” “— MetLife, Inc. — Liquidity and Capital Sources — Dividends from Subsidiaries” and Note 16 of the Notes to the Consolidated Financial Statements.
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
A downgrade in the credit ratings or insurer financial strength ratings of MetLife, Inc. or its subsidiaries would likely impact us in the following ways, including:
•impact our ability to generate cash flows from the sale of funding agreements and other capital market products offered by our RIS business;
•impact the cost and availability of financing for MetLife, Inc. and its subsidiaries; and
•result in additional collateral requirements or other required payments under certain agreements, which are eligible to be satisfied in cash or by posting investments held by the subsidiaries subject to the agreements. See “— Liquidity and Capital Uses — Pledged Collateral.”
See also “Risk Factors — Economic Environment and Capital Markets Risks — We May Lose Business Due to a Downgrade or a Potential Downgrade in Our Financial Strength or Credit Ratings.”

Summary of the Company’s Primary Sources and Uses of Liquidity and Capital
Our primary sources and uses of liquidity and capital are summarized as follows:

	Years Ended December 31,
	2020	2019
	(In millions)
Sources:
Operating activities, net	$11,639	$13,786
Net change in policyholder account balances	8,246	6,524
Net change in payables for collateral under securities loaned and other transactions	3,538	2,019
Cash received for other transactions with tenors greater than three months	150	125
Long-term debt issued	1,124	1,382
Preferred stock issued, net of issuance costs	1,961	—
Other, net	191	—
Effect of change in foreign currency exchange rates on cash and cash equivalents	163	9
Total sources	27,012	23,845
Uses:
Investing activities, net	18,569	17,586
Cash paid for other transactions with tenors greater than three months	175	200
Long-term debt repaid	99	906
Collateral financing arrangement repaid	148	67
Financing element on certain derivative instruments and other derivative related transactions, net	46	126
Treasury stock acquired in connection with share repurchases	1,151	2,285
Redemption of preferred stock	989	—
Preferred stock redemption premium	14	—
Dividends on preferred stock	202	178
Dividends on common stock	1,657	1,643
Other, net	—	77
Total uses	23,050	23,068
Net increase (decrease) in cash and cash equivalents	$3,962	$777
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

Cash Flows from Financing
The principal cash inflows from our financing activities come from issuances of debt and other securities, deposits of funds associated with policyholder account balances and lending of securities. The principal cash outflows come from repayments of debt and the collateral financing arrangement, payments of dividends on and repurchases or redemptions of MetLife, Inc.’s securities, withdrawals associated with policyholder account balances and the return of securities on loan. The primary liquidity concerns with respect to these cash flows are market disruption and the risk of early contractholder and policyholder withdrawal.
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
Preferred Stock
See Note 16 of the Notes to the Consolidated Financial Statements for information on preferred stock issuances.
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
FHLB Funding Agreements, Reported in Policyholder Account Balances
Certain of our U.S. insurance subsidiaries are members of a regional FHLB. For the years ended December 31, 2020 and 2019, we issued $35.4 billion and $33.0 billion, respectively, and repaid $34.5 billion and $32.8 billion, respectively, of funding agreements with certain regional FHLBs. At December 31, 2020 and 2019, total obligations outstanding under these funding agreements were $16.3 billion and $15.3 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements.
FHLB Advance Agreements, Reported in Payables for Collateral Under Securities Loaned and Other Transactions
For the years ended December 31, 2020 and 2019, we borrowed $2.8 billion and $3.0 billion, respectively, and repaid $2.9 billion and $3.0 billion, respectively, under advance agreements with the FHLB of Boston. At December 31, 2020, total obligations outstanding under these advance agreements were $700 million and reported in liabilities held-for-sale. At December 31, 2019, total obligations outstanding under these advance agreements were $800 million and reported in payables for collateral under securities loaned and other transactions. See Note 3 of the Notes to the Consolidated Financial Statements for information on the pending disposition of MetLife P&C.

Special Purpose Entity Funding Agreements, Reported in Policyholder Account Balances
We issue fixed and floating rate funding agreements which are denominated in either U.S. dollars or foreign currencies, to certain unconsolidated special purpose entities that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. For the years ended December 31, 2020 and 2019, we issued $40.4 billion and $37.3 billion, respectively, and repaid $36.7 billion and $36.4 billion, respectively, under such funding agreements. At December 31, 2020 and 2019, total obligations outstanding under these funding agreements were $39.9 billion and $34.6 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements.
Federal Agricultural Mortgage Corporation Funding Agreements, Reported in Policyholder Account Balances
We have issued funding agreements to a subsidiary of Farmer Mac which are secured by a pledge of certain eligible agricultural mortgage loans. For the years ended December 31, 2020 and 2019, we issued $250 million and $700 million, respectively, and repaid $425 million and $700 million, respectively, under such funding agreements. At December 31, 2020 and 2019, total obligations outstanding under these funding agreements were $2.4 billion and $2.6 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements.
Debt Issuances
See “— Liquidity and Capital Uses — Debt Repurchases, Redemptions and Exchanges” and Note 13 of the Notes to the Consolidated Financial Statements for information on senior note redemptions and issuances.
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
Outstanding Debt Under Global Funding Sources
The following table summarizes our outstanding debt excluding long-term debt relating to CSEs at:

	December 31,
	2020	2019
	(In millions)
Short-term debt (1)	$393	$235
Long-term debt (2)	$14,598	$13,461
Collateral financing arrangement	$845	$993
Junior subordinated debt securities	$3,153	$3,150
__________________
(1)Includes $293 million and $136 million of debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at December 31, 2020 and 2019, respectively. Certain subsidiaries have pledged assets to secure this debt.
(2)Includes $474 million and $403 million of debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at December 31, 2020 and 2019, respectively. Certain investment subsidiaries have pledged assets to secure this debt.
Debt and Facility Covenants
Certain of our debt instruments and committed facilities, as well as our unsecured revolving credit facility, contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all applicable financial covenants at December 31, 2020.
Dispositions
For information regarding pending and other dispositions, see Note 3 of the Notes to the Consolidated Financial Statements.

Liquidity and Capital Uses
In addition to the general description of liquidity and capital uses in “— Summary of the Company’s Primary Sources and Uses of Liquidity and Capital” and “— Contractual Obligations,” the Company’s primary uses of liquidity and capital are set forth below.
Preferred Stock Redemption
See Note 16 of the Notes to the Consolidated Financial Statements for information about the partial redemption of Series C preferred stock.
Common Stock Repurchases
See Note 16 of the Notes to the Consolidated Financial Statements for information relating to authorizations by the Board of Directors to repurchase MetLife, Inc. common stock, amounts of common stock repurchased pursuant to such authorizations for the years ended December 31, 2020 and 2019, and the amount remaining under such authorizations at December 31, 2020.
Common stock repurchases are subject to the discretion of our Board of Directors and will depend upon our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value, applicable regulatory approvals, and other legal and accounting factors. Restrictions on the payment of dividends that may arise under so-called “Dividend Stopper” provisions would also restrict MetLife, Inc.’s ability to repurchase common stock. See “— Dividends” for information about these restrictions. See also “Risk Factors — Capital Risks — We May not be Able to Pay Dividends or Repurchase Our Stock Due to Legal and Regulatory Restrictions or Cash Buffer Needs.”
Dividends
For the years ended December 31, 2020 and 2019, MetLife, Inc. paid dividends on its preferred stock of $202 million and $178 million, respectively. For the years ended December 31, 2020 and 2019, MetLife, Inc. paid dividends on its common stock of $1.7 billion and $1.6 billion, respectively. See Note 16 of the Notes to the Consolidated Financial Statements for information regarding the calculation and timing of these dividend payments.
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
A “Trigger Event” would occur if:
•the RBC ratio of MetLife’s largest U.S. insurance subsidiaries in the aggregate (as defined in the applicable instrument) were to be less than 175% of the company action level based on the subsidiaries’ prior year annual financial statements filed (generally around March 1) with state insurance commissioners; or
•at the end of a quarter (“Final Quarter End Test Date”), consolidated GAAP net income for the four-quarter period ending two quarters before such quarter-end (the “Preliminary Quarter End Test Date”) is zero or a negative amount and the consolidated GAAP stockholders’ equity, minus AOCI (the “adjusted stockholders’ equity amount”), as of the Final Quarter End Test Date and the Preliminary Quarter End Test Date, declined by 10% or more from its level 10 quarters before the Final Quarter End Test Date (the “Benchmark Quarter End Test Date”).

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
Debt Repayments
For the years ended December 31, 2020 and 2019, following regulatory approval, MetLife Reinsurance Company of Charleston, a wholly-owned subsidiary of MetLife, Inc., repurchased and canceled $148 million and $67 million, respectively, in aggregate principal amount of its surplus notes, which were reported in collateral financing arrangement on the consolidated balance sheets. See Notes 13 and 14 of the Notes to the Consolidated Financial Statements for further information on long-term and short-term debt and the collateral financing arrangement, respectively.
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
See Note 13 of the Notes to the Consolidated Financial Statements for further information on the redemption and cancellation of senior notes.
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
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, property and casualty, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the MetLife Holdings segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. For the years ended December 31, 2020 and 2019, general account surrenders and withdrawals from annuity products were $1.3 billion and $1.8 billion, respectively. In the RIS business within the U.S. segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the RIS business products that provide customers with limited rights to accelerate payments, at December 31, 2020, there were funding agreements totaling $132 million that could be put back to the Company.

Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At December 31, 2020 and 2019, we had received pledged cash collateral from counterparties of $7.6 billion and $6.3 billion, respectively. At December 31, 2020 and 2019, we had pledged cash collateral to counterparties of $266 million and $275 million, respectively. See Note 9 of the Notes to the Consolidated Financial Statements for additional information about collateral pledged to us, collateral we pledge and derivatives subject to credit contingent provisions.
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
Securities Lending and Repurchase Agreements
We participate in a securities lending program and in short-term repurchase agreements whereby securities are loaned to unaffiliated financial institutions. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Through these arrangements, we were liable for cash collateral under our control of $21.8 billion and $19.7 billion at December 31, 2020 and 2019, respectively, including a portion that may require the immediate return of cash collateral we hold. See Note 8 of the Notes to the Consolidated Financial Statements.
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
Acquisitions
See Note 3 of the Notes to the Consolidated Financial Statements for information regarding the acquisition of Versant Health.
Contractual Obligations
The following table summarizes our major contractual obligations at December 31, 2020:

	Total	One Year or Less	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years
	(In millions)
Insurance liabilities	$354,749	$22,197	$12,088	$13,046	$307,418
Policyholder account balances	250,482	32,419	30,454	16,703	170,906
Payables for collateral under securities loaned and other transactions	29,475	29,475	—	—	—
Debt	32,052	1,423	3,428	4,986	22,215
Investment commitments	11,735	11,408	308	17	2
Operating leases	1,675	283	457	382	553
Other	18,222	17,848	—	—	374
Total	$698,390	$115,053	$46,735	$35,134	$501,468

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
The sum of the estimated cash flows of $354.7 billion exceeds the liability amounts of $227.3 billion included on the consolidated balance sheet principally due to (i) the time value of money, which accounts for a substantial portion of the difference; (ii) differences in assumptions, most significantly mortality, between the date the liabilities were initially established and the current date; and (iii) liabilities related to accounting conventions, or which are not contractually due, which are excluded.
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
The sum of the estimated cash flows of $250.5 billion exceeds the liability amount of $205.2 billion included on the consolidated balance sheet principally due to (i) the time value of money, which accounts for a substantial portion of the difference; (ii) differences in assumptions, between the date the liabilities were initially established and the current date; and (iii) liabilities related to accounting conventions, or which are not contractually due, which are excluded.
Payables for Collateral Under Securities Loaned and Other Transactions
We have accepted cash collateral in connection with securities lending, repurchase agreements, FHLB of Boston short-term advance agreements and derivatives. As these transactions expire within the next year and the timing of the return of the derivatives collateral is uncertain, the return of the collateral has been included in the one year or less category in the table above. We also held non-cash collateral, which is not reflected as a liability on the consolidated balance sheet, of $1.7 billion at December 31, 2020.

Debt
Amounts presented for debt include short-term debt, long-term debt, the collateral financing arrangement and junior subordinated debt securities, the total of which differs from the total of the corresponding amounts presented on the consolidated balance sheet as the amounts presented herein (i) do not include premiums or discounts upon issuance or purchase accounting fair value adjustments; (ii) include future interest on such obligations for the period from January 1, 2021 through maturity; and (iii) do not include long-term debt relating to CSEs at December 31, 2020 as such debt does not represent our contractual obligation. Future interest on variable rate debt was computed using prevailing rates at December 31, 2020 and, as such, does not consider the impact of future rate movements. Future interest on fixed rate debt was computed using the stated rate on the obligations for the period from January 1, 2021 through maturity, except with respect to junior subordinated debt which was computed using the stated rates through the scheduled redemption dates as it is our expectation that such obligations will be redeemed as scheduled. Inclusion of interest payments on junior subordinated debt securities through the final maturity dates would increase the contractual obligation by $7.7 billion. Pursuant to the collateral financing arrangement, MetLife, Inc. may be required to deliver cash or pledge collateral to the unaffiliated financial institution. See Note 14 of the Notes to the Consolidated Financial Statements.
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
Other
Other obligations presented are principally comprised of amounts due under reinsurance agreements, payables related to securities purchased but not yet settled, securities sold short, accrued interest on debt obligations, estimated fair value of derivative obligations, deferred compensation arrangements, guaranty liabilities, and accruals and accounts payable due under contractual obligations, which are all reported in other liabilities on the consolidated balance sheet. If the timing of any of these other obligations is sufficiently uncertain, the amounts are included within the one year or less category. Items reported in other liabilities on the consolidated balance sheet that were excluded from the table represent accounting conventions or are not liabilities due under contractual obligations. Unrecognized tax benefits and related accrued interest totaling $323 million were excluded as the timing of payment could not be reliably determined at December 31, 2020.
Separate account liabilities are excluded as they are fully funded by cash flows from the corresponding separate account assets and are set equal to the estimated fair value of separate account assets.
We also enter into agreements to purchase goods and services in the normal course of business; however, such amounts are excluded as these purchase obligations were not material to our consolidated results of operations or financial position at December 31, 2020.
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
Liquid Assets
At December 31, 2020 and 2019, MetLife, Inc. and other MetLife holding companies had $4.5 billion and $4.2 billion, respectively, in liquid assets. Of these amounts, $3.6 billion and $3.0 billion were held by MetLife, Inc. and $873 million and $1.2 billion were held by other MetLife holding companies at December 31, 2020 and 2019, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with derivatives and a collateral financing arrangement.
Liquid assets held in non-U.S. holding companies are generated in part through dividends from non-U.S. insurance operations. Such dividends are subject to local insurance regulatory requirements, as discussed in “— Liquidity and Capital Sources — Dividends from Subsidiaries.” As a result of U.S. Tax Reform, we expect to repatriate future foreign earnings back to the U.S. with minimal or no additional U.S. tax. See Note 19 of the Notes to the Consolidated Financial Statements and “— Risk Factors — Regulatory and Legal Risks — Changes in Laws or Regulation, or in Supervisory and Enforcement Policies, May Reduce Our Profitability, Limit Our Growth, or Otherwise Adversely Affect Us.”
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

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Sources and Uses of Liquid Assets	Sources and Uses of Liquid Assets Included in Free Cash Flow	Sources and Uses of Liquid Assets	Sources and Uses of Liquid Assets Included in Free Cash Flow
	(In millions)
MetLife, Inc. (Parent Company Only)
Sources:
Dividends and returns of capital from subsidiaries (1)	$4,327	$4,327	$4,800	$4,800
Long-term debt issued (2)	990	990	1,373	494
Repayments on and (issuances of) loans to subsidiaries and related interest, net (3)	50	50	—	—
Preferred stock issuance, net of redemption of preferred stock and preferred stock redemption premium (2)	958	458	—	—
Other, net (4)	—	—	320	196
Total sources	6,325	5,825	6,493	5,490
Uses:
Capital contributions to subsidiaries	422	422	75	75
Long-term debt repaid — unaffiliated	—	—	877	—
Interest paid on debt and financing arrangements — unaffiliated	763	763	817	817
Dividends on common stock	1,657	—	1,643	—
Treasury stock acquired in connection with share repurchases	1,151	—	2,285	—
Dividends on preferred stock	202	202	178	178
Issuances of and (repayments on) loans to subsidiaries and related interest, net (3)	—	—	44	44
Other, net (4), (5)	1,539	(249)	—	—
Total uses	5,734	1,138	5,919	1,114
Net increase (decrease) in liquid assets, MetLife, Inc. (Parent Company Only)	591		574
Liquid assets, beginning of year	3,004		2,430
Liquid assets, end of year	$3,595		$3,004
Free Cash Flow, MetLife, Inc. (Parent Company Only)		4,687		4,376
Net cash provided by operating activities, MetLife, Inc. (Parent Company Only)	$3,479		$4,177

Other MetLife Holding Companies
Sources:
Dividends and returns of capital from subsidiaries	$1,301	$1,301	$2,199	$2,199
Capital contributions from MetLife, Inc.	—	—	—	—
Total sources	1,301	1,301	2,199	2,199
Uses:
Capital contributions to subsidiaries	55	55	67	67
Repayments on and (issuance of) loans to subsidiaries and affiliates and related interest, net	111	111	16	16
Dividends and returns of capital to MetLife, Inc.	1,200	1,200	1,100	1,100
Other, net	247	612	444	444
Total uses	1,613	1,978	1,627	1,627
Net increase (decrease) in liquid assets, Other MetLife Holding Companies	(312)		572
Liquid assets, beginning of year	1,185		613
Liquid assets, end of year	$873		$1,185
Free Cash Flow, Other MetLife Holding Companies		(677)		572
Net increase (decrease) in liquid assets, All Holding Companies	$279		$1,146
Free Cash Flow, All Holding Companies (6)		$4,010		$4,948

__________________
(1)Dividends and returns of capital to MetLife, Inc. included $3.1 billion and $3.7 billion from operating subsidiaries and $1.2 billion and $1.1 billion from other MetLife holding companies for the years ended December 31, 2020 and 2019, respectively.
(2)Included in free cash flow is the portion of long-term debt issued and preferred stock issuance, net of redemption of preferred stock and preferred stock redemption premium that represents incremental debt to be at or below target leverage ratios.
(3)See MetLife, Inc. (Parent Company Only) Condensed Statements of Cash Flows included in Schedule II of the Financial Statement Schedules for information regarding the source of liquid assets from receipts on loans to subsidiaries (excluding interest) and the use of liquid assets related to the issuances of loans to subsidiaries (excluding interest).
(4)Other, net includes $296 million and $155 million of net receipts (payments) by MetLife, Inc. to and from subsidiaries under a tax sharing agreement and tax payments to tax agencies for the years ended December 31, 2020 and 2019, respectively.
(5)Amounts to fund business acquisitions were $1.9 billion (included in other, net) and $0 for the years ended December 31, 2020 and 2019, respectively.
(6)See “— Non-GAAP and Other Financial Disclosures” for the reconciliation of net cash provided by operating activities of MetLife, Inc. to free cash flow of all holding companies.
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
The primary uses of liquid assets of other MetLife holding companies are capital contributions paid to their subsidiaries and branches, principally non-U.S. insurance companies; loans to subsidiaries and affiliates; principal and interest paid on loans from subsidiaries and affiliates; dividends and returns of capital to MetLife, Inc. and the following items, which are reported within other, net: business acquisitions; and operating expenses. There were no uses of liquid assets of other MetLife holding companies to fund business acquisitions during the years ended December 31, 2020 or 2019.
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
The table below sets forth the dividends permitted to be paid by MetLife, Inc.’s primary U.S. insurance subsidiaries without insurance regulatory approval and the actual dividends paid:

	2021	2020			2019
Company	Permitted Without Approval (1)	Paid (2)		Permitted Without Approval (1)	Paid (2)	Permitted Without Approval (1)
	(In millions)
Metropolitan Life Insurance Company	$3,392	$2,832		$3,272	$3,065	$3,065
American Life Insurance Company	$800	$1,200	(3)	$—	$1,100	$—
Metropolitan Property and Casualty Insurance Company (4)	$222	$250		$114	$430	$171
Metropolitan Tower Life Insurance Company	$82	$—		$149	$—	$154
__________________
(1)Reflects dividend amounts that may be paid during the relevant year without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during such year, some or all of such dividends may require regulatory approval.
(2)Reflects all amounts paid, including those where regulatory approval was obtained as required.
(3)Includes a $341 million non-cash dividend.
(4)See Note 3 for information regarding the pending disposition of MetLife P&C which may impact the ability of MetLife P&C to pay a dividend to MetLife, Inc. in 2021.
In addition to the amounts presented in the table above, for the years ended December 31, 2020 and 2019, MetLife, Inc. also received cash payments of $29 million and $195 million, respectively, representing dividends from certain other subsidiaries. Additionally, for the years ended December 31, 2020 and 2019, MetLife, Inc. received cash returns of capital of $16 million and $10 million, respectively.
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
We proactively manage target and excess capital levels and dividend flows and forecast local capital positions as part of the financial planning cycle. The dividend capacity of certain U.S. and non-U.S. subsidiaries is also subject to business targets in excess of the minimum capital necessary to maintain the desired rating or level of financial strength in the relevant market. See “Risk Factors — Capital Risks — Our Subsidiaries May be Unable to Pay Dividends, a Major Component of Holding Company Free Cash Flow” and Note 16 of the Notes to the Consolidated Financial Statements.
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
Credit and Committed Facilities
See Note 13 of the Notes to the Consolidated Financial Statements for further information regarding the Company’s unsecured revolving credit facility and certain committed facilities.
Long-term Debt Outstanding
The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	December 31,
	2020	2019
	(In millions)
Long-term debt — unaffiliated	$13,463	$12,379
Long-term debt — affiliated	$2,073	$1,976
Junior subordinated debt securities	$2,461	$2,458
Debt and Facility Covenants
Certain of MetLife, Inc.’s debt instruments and committed facilities, as well as its unsecured revolving credit facility, contain various administrative, reporting, legal and financial covenants. MetLife, Inc. believes it was in compliance with all applicable financial covenants at December 31, 2020.
Dispositions
For information regarding the pending disposition of MetLife P&C, see Note 3 of the Notes to the Consolidated Financial Statements.
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
Affiliated Capital and Debt Transactions
For the years ended December 31, 2020 and 2019, excluding acquisitions, MetLife, Inc. invested a net amount of $425 million and $89 million, respectively, in various subsidiaries.
MetLife, Inc. lends funds, as necessary, through credit agreements or otherwise to its subsidiaries and affiliates, some of which are regulated, to meet their capital requirements or to provide liquidity. MetLife, Inc. had loans to subsidiaries outstanding of $0 and $100 million at December 31, 2020 and 2019, respectively. In June 2020, the $100 million loan was repaid at maturity.
Debt Repayments
For information on MetLife, Inc.’s debt repayments, see “— The Company — Liquidity and Capital Uses — Debt Repayments.” MetLife, Inc. intends to repay or refinance, in whole or in part, all the debt that is due in 2021.

Maturities of Senior Notes
The following table summarizes MetLife, Inc.’s outstanding senior notes by year of maturity, excluding any premium or discount and unamortized issuance costs, at December 31, 2020:

Year of Maturity	Principal	Interest Rate
	(In millions)
Unaffiliated:
2022	$500	3.05%
2023	$1,000	4.37%
2024	$1,000	3.60%
2024	$478	5.38%
2025	$500	3.00%
2025	$500	3.60%
2026 - 2046	$9,570	Ranging from 0.50% - 6.50%
Affiliated:
2021	$520	2.97%
2021	$529	3.14%
2023	$362	1.60%
2025	$250	2.05%
2026-2029	$412	Ranging from 1.64% - 1.81%
Support Agreements
MetLife, Inc. is party to various capital support commitments and guarantees with certain of its subsidiaries. See Note 5 of the Notes to the MetLife, Inc. (Parent Company Only) Condensed Financial Information included in Schedule II of the Financial Statement Schedules.
Acquisitions
See Note 3 of the Notes to the Consolidated Financial Statements for information regarding the acquisition of Versant Health.
Adoption of New Accounting Pronouncements
See Note 1 of the Notes to the Consolidated Financial Statements.
Future Adoption of New Accounting Pronouncements
See Note 1 of the Notes to the Consolidated Financial Statements.

Non-GAAP and Other Financial Disclosures
In this report, the Company presents certain measures of its performance on a consolidated and segment basis that are not calculated in accordance with GAAP. We believe that these non-GAAP financial measures enhance the understanding for the Company and our investors of our performance by highlighting the results of operations and the underlying profitability drivers of our business. Segment-specific financial measures are calculated using only the portion of consolidated results attributable to that specific segment.
The following non-GAAP financial measures should not be viewed as substitutes for the most directly comparable financial measures calculated in accordance with GAAP:

Non-GAAP financial measures:		Comparable GAAP financial measures:
(i)	adjusted premiums, fees and other revenues	(i)	premiums, fees and other revenues
(ii)	adjusted earnings	(ii)	net income (loss)
(iii)	adjusted earnings available to common shareholders	(iii)	net income (loss) available to MetLife, Inc.’s common shareholders
(iv)	free cash flow of all holding companies	(iv)	MetLife, Inc. (parent company only) net cash provided by (used in) operating activities
(v)	adjusted net investment income	(v)	net investment income
Any of these financial measures shown on a constant currency basis reflect the impact of changes in foreign currency exchange rates and are calculated using the average foreign currency exchange rates for the most recent period and applied to the comparable prior period (“constant currency basis”).
Reconciliations of these non-GAAP financial measures to the most directly comparable historical GAAP financial measures are included in “— Results of Operations” and “— Investments.” Reconciliations of these non-GAAP measures to the most directly comparable GAAP measures are not accessible on a forward-looking basis because we believe it is not possible without unreasonable effort to provide other than a range of net investment gains and losses and net derivative gains and losses, which can fluctuate significantly within or outside the range and from period to period and may have a material impact on net income.
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
•Asymmetrical and non-economic accounting refers to: (i) the portion of net derivative gains (losses) on embedded derivatives attributable to the inclusion of our credit spreads in the liability valuations, (ii) hedging activity that generates net derivative gains (losses) and creates fluctuations in net income because hedge accounting cannot be achieved and the item being hedged does not a have an offsetting gain or loss recognized in earnings, (iii) inflation-indexed benefit adjustments associated with contracts backed by inflation-indexed investments and amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and other pass through adjustments, and (iv) impact of changes in foreign currency exchange rates on the re-measurement of foreign denominated unhedged funding agreements and financing transactions to the U.S. dollar and the re-measurement of certain liabilities from non-functional currencies to functional currencies. We believe that excluding the impact of asymmetrical and non-economic accounting from total GAAP results enhances investor understanding of our performance by disclosing how these accounting practices affect reported GAAP results.
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

•The Company uses a measure of free cash flow to facilitate an understanding of its ability to generate cash for reinvestment into its businesses or use in non-mandatory capital actions. The Company defines free cash flow as the sum of cash available at MetLife’s holding companies from dividends from operating subsidiaries, expenses and other net flows of the holding companies (including capital contributions to subsidiaries), and net contributions from debt to be at or below target leverage ratios. This measure of free cash flow is prior to capital actions, such as common stock dividends and repurchases, debt reduction and mergers and acquisitions. Free cash flow should not be viewed as a substitute for net cash provided by (used in) operating activities calculated in accordance with GAAP. The free cash flow ratio is typically expressed as a percentage of annual adjusted earnings available to common shareholders. A reconciliation of net cash provided by operating activities of MetLife, Inc. (parent company only) to free cash flow of all holding companies for the years ended December 31, 2020 and 2019 is provided below.

Reconciliation of Net Cash Provided by Operating Activities of MetLife, Inc. to Free Cash Flow of All Holding Companies	Years Ended December 31,
	2020	2019
	(In millions, except ratios)
MetLife, Inc. (parent company only) net cash provided by operating activities	$3,479	$4,177
Adjustments from net cash provided by operating activities to free cash flow:
Add: Incremental debt to be at or below target leverage ratios	1,448	494
Add: Capital contributions to subsidiaries	(422)	(75)
Add: Returns of capital from subsidiaries	16	10
Add: Repayments on and (issuances of) loans to subsidiaries, net	100	—
Add: Investment portfolio and derivatives changes and other, net	66	(230)
MetLife, Inc. (parent company only) free cash flow	4,687	4,376
Other MetLife, Inc. holding companies:
Add: Dividends and returns of capital from subsidiaries	1,301	2,199
Add: Capital contributions to subsidiaries	(55)	(67)
Add: Repayments on and (issuances of) loans to subsidiaries, net	(111)	(16)
Add: Other expenses	(644)	(720)
Add: Dividends and returns of capital to MetLife, Inc.	(1,200)	(1,100)
Add: Investment portfolio and derivative changes and other, net	32	276
Total other MetLife, Inc. holding companies free cash flow	(677)	572
Free cash flow of all holding companies	$4,010	$4,948

Ratio of net cash provided by operating activities to consolidated net income (loss) available to MetLife, Inc.’s common shareholders:
MetLife, Inc. (parent company only) net cash provided by operating activities	$3,479	$4,177
Consolidated net income (loss) available to MetLife, Inc.’s common shareholders	$5,191	$5,721
Ratio of net cash provided by operating activities (parent company only) to consolidated net income (loss) available to MetLife, Inc.'s common shareholders (1)	67%	73%
Ratio of free cash flow to adjusted earnings available to common shareholders:
Free cash flow of all holding companies (2)	$4,010	$4,948
Consolidated adjusted earnings available to common shareholders (2)	$5,623	$5,767
Ratio of free cash flow of all holding companies to consolidated adjusted earnings available to common shareholders (2)	71%	86%
__________________
(1)Including the free cash flow of other MetLife, Inc. holding companies of ($677) million and $572 million for the years ended December 31, 2020 and 2019, respectively, in the numerator of the ratio, this ratio, as adjusted, would be 54% and 83%, respectively.
(2)i) Consolidated adjusted earnings available to common shareholders for the year ended December 31, 2020 was negatively impacted by a notable item related to actuarial assumption review and other insurance adjustments of $203 million, net of income tax. Excluding this notable item from the denominator of the ratio, the adjusted free cash flow ratio for 2020 would be 69%.

ii) Consolidated adjusted earnings available to common shareholders for the year ended December 31, 2019 was positively impacted by notable items, primarily related to tax related adjustments, of $539 million, net of income tax, partially offset by expense initiative costs of $332 million, net of income tax. Excluding such notable items from the denominator of the ratio, the adjusted free cash flow ratio for the year ended December 31, 2019 would be 87%.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Risk Management
We have an integrated process for managing risk, which we conduct through multiple Board and senior management committees (financial and non-financial) across the Global Risk Management, ALM, Finance, Treasury, Investments and business segment departments. The risk committee structure is designed to provide a consolidated enterprise-wide assessment and management of risk. The ERC is responsible for reviewing all material risks to the enterprise and deciding on actions, if necessary, in the event risks exceed desired tolerances, taking into consideration industry best practices and the current environment to resolve or mitigate those risks. Additional committees at the MetLife, Inc. and subsidiary company level manage capital and risk positions and establish corporate business standards.
Global Risk Management
Independent from the lines of business, the centralized Global Risk Management department, led by the CRO, coordinates across all committees to ensure that all material risks are properly identified, measured, aggregated, managed and reported across the Company. The CRO reports to the Chief Executive Officer (“CEO”) and is primarily responsible for maintaining and communicating the Company’s enterprise risk policies and for monitoring and analyzing all material risks.
Global Risk Management considers and monitors a full range of risks against the Company’s solvency, liquidity, earnings, business operations and reputation. Global Risk Management’s primary responsibilities consist of:
•implementing an enterprise risk framework, which outlines our enterprise approach for managing risk;
•developing policies and procedures for identifying, managing, measuring, monitoring and controlling those risks identified in the enterprise risk framework;
•coordinating ORSAs for Board, senior management and regulator use;
•establishing appropriate enterprise risk tolerance levels;
•recommending risk appetite statements and investment general authorizations to the Board;
•measuring capital on an economic basis; and
•reporting to (i) the Finance and Risk Committee of MetLife, Inc.’s Board of Directors; (ii) the Investment Committee of MetLife, Inc.’s Board of Directors; (iii) the Compensation Committee of MetLife, Inc.’s Board of Directors; and (iv) the financial and non-financial senior management committees on various aspects of risk.
Asset/Liability Management
We actively manage our assets using an approach that is liability driven and balances quality, diversification, asset/liability matching, liquidity, concentration and investment return. The goals of the investment process are to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that the assets and liabilities are reasonably aligned on a cash flow and duration basis. The ALM process is the shared responsibility of the ALM, Global Risk Management, and Investments departments, with the engagement of senior members of the business segments and Finance, and is governed by the ALM Committees. The ALM Committees’ duties include reviewing and approving investment guidelines and limits, approving significant portfolio and ALM strategies and providing oversight of the ALM process. The directives of the ALM Committees are carried out and monitored through ALM Working Groups which are set up to manage risk by geography, product or portfolio type. The ALM Steering Committee oversees the activities of the underlying ALM Committees and Working Groups. The ALM Steering Committee reports to the ERC.
We establish portfolio guidelines that define ranges and limits related to asset allocation, interest rate risk, liquidity, concentration and other risks for each major business segment, legal entity or insurance product group. These guidelines support implementation of investment strategies used to adequately fund our liabilities within acceptable levels of risk. We also establish hedging programs and associated investment portfolios for different blocks of business. The ALM Working Groups monitor these strategies and programs through regular review of portfolio metrics, such as effective duration, yield curve sensitivity, convexity, value at risk, market sensitivities (to interest rates, equity market levels, equity volatility, and foreign currency exchange rates), stress scenario payoffs, liquidity, asset sector concentration and credit quality.

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
Interest Rates
Our exposure to interest rate changes results most significantly from our holdings of fixed maturity securities and derivatives, as well as our interest rate sensitive liabilities. The fixed maturity securities AFS include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds, mortgage-backed securities and ABS, all of which are mainly exposed to changes in medium- and long-term interest rates. The interest rate sensitive liabilities for purposes of this disclosure include debt, policyholder account balances related to certain investment type contracts, and embedded derivatives on variable annuities with guaranteed minimum benefits which have the same type of interest rate exposure (medium- and long-term interest rates) as fixed maturity securities AFS. The interest rate sensitive liabilities for purposes of this disclosure exclude a significant portion of the liabilities relating to insurance contracts. See “Risk Factors — Economic Environment and Capital Markets Risks — We May Face Difficult Economic Conditions.”
Foreign Currency Exchange Rates
Our exposure to fluctuations in foreign currency exchange rates against the U.S. dollar results from our holdings in non-U.S. dollar denominated fixed maturity and equity securities, mortgage loans, and certain liabilities, as well as through our investments in foreign subsidiaries. The foreign currency exchange rate liabilities for purposes of this disclosure exclude a significant portion of the liabilities relating to insurance contracts. The principal currencies that create foreign currency exchange rate risk in our investment portfolios and liabilities are the Euro, the Japanese yen and the British pound. Selectively, we use U.S. dollar assets to support certain long-duration foreign currency liabilities. Through our investments in foreign subsidiaries and joint ventures, we are primarily exposed to the Japanese yen, the Euro, the Australian dollar, the British pound, the Mexican peso, the Chilean peso and the Korean won. In addition to hedging with foreign currency swaps, forwards and options, local surplus in some countries may be held entirely or in part in U.S. dollar assets, which further minimize exposure to foreign currency exchange rate fluctuation risk. We have matched much of our foreign currency liabilities in our foreign subsidiaries with their respective foreign currency assets, thereby reducing our risk to foreign currency exchange rate fluctuation. See “Risk Factors — Economic Environment and Capital Markets Risks — We May Face Difficult Economic Conditions.”
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
Interest Rate Risk Management
To manage interest rate risk, we analyze interest rate risk using various models, including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivatives. These projections involve evaluating the potential gain or loss on most of our in-force business under various increasing and decreasing interest rate environments. The NYDFS regulations require that we perform some of these analyses annually as part of our review of the sufficiency of our regulatory reserves. For several of our legal entities, we maintain segmented operating and surplus asset portfolios for the purpose of ALM and the allocation of investment income to product lines. In the U.S., for each segment, invested assets greater than or equal to the GAAP liabilities net of certain non-invested assets allocated to the segment are maintained, with any excess allocated to Corporate & Other. The business segments may reflect differences in legal entity, statutory line of business and any product market characteristic which may drive a distinct investment strategy with respect to duration, liquidity or credit quality of the invested assets. Certain smaller entities make use of unsegmented general accounts for which the investment strategy reflects the aggregate characteristics of liabilities in those entities. We measure relative sensitivities of the value of our assets and liabilities to changes in key assumptions utilizing internal models. These models reflect specific product characteristics and include assumptions based on current and anticipated experience regarding lapse, mortality, morbidity and interest crediting rates. In addition, these models include asset cash flow projections reflecting interest payments, sinking fund payments, principal payments, bond calls, mortgage loan prepayments and defaults.
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
Foreign Currency Exchange Rate Risk Management
MetLife has a well-established policy to manage foreign currency exchange rate exposures within its risk tolerance. In general, investments backing specific liabilities are currency matched. This is achieved through direct investments in matching currency or through the use of foreign currency exchange derivatives. Enterprise foreign currency exchange rate risk limits are established by the ERC. Management of each of our segments, with oversight from our FX Working Group and the ALM committee for the respective segment, is responsible for managing any foreign currency exchange rate exposure.
We use foreign currency swaps, forwards and options to mitigate the liability exposure, risk of loss and financial statement volatility associated with our investments in foreign subsidiaries, foreign currency denominated fixed income investments and the sale of certain insurance products.
Equity Market Risk Management
We manage equity market risk on an integrated basis with other risks through our ALM strategies, including the dynamic hedging of certain variable annuity guarantee benefits, as well as reinsurance, in order to limit losses, minimize exposure to large risks, and provide additional capacity for future growth. We also manage equity market risk exposure in our investment portfolio through the use of derivatives. These derivatives include exchange-traded equity futures, equity index options contracts, TRRs and equity variance swaps. This risk is managed by our ALM Department in partnership with the Investments Department.

Hedging Activities
We use derivative contracts primarily to hedge a wide range of risks including interest rate risk, foreign currency exchange rate risk, and equity market risk. Derivative hedges are designed to reduce risk on an economic basis while considering their impact on financial results under different accounting regimes, including U.S. GAAP and local statutory accounting. Our derivative hedge programs vary depending on the type of risk being hedged. Some hedge programs are asset or liability specific while others are portfolio hedges that reduce risk related to a group of liabilities or assets. Our use of derivatives by major hedge programs is as follows:
•Risks Related to Guarantee Benefits — We use a wide range of derivative contracts to mitigate the risk associated with living guarantee benefits. These derivatives include equity and interest rate futures, interest rate swaps, currency futures/forwards, equity indexed options, TRRs, interest rate option contracts and equity variance swaps.
•Minimum Interest Rate Guarantees — For certain liability contracts, we provide the contractholder a guaranteed minimum interest rate. These contracts include certain fixed annuities and other insurance liabilities. We purchase interest rate caps and floors to reduce risk associated with these liability guarantees.
•Reinvestment Risk in Long-Duration Liability Contracts — Derivatives are used to hedge interest rate risk related to certain long-duration liability contracts. Hedges include interest rate swaps, swaptions and Treasury bond forwards.
•Foreign Currency Exchange Rate Risk — We use foreign currency swaps, forwards and options to hedge foreign currency exchange rate risk. These hedges are generally used to swap foreign currency denominated bonds, investments in foreign subsidiaries or equity market exposures to U.S. dollars. Our foreign subsidiaries also use these hedges to swap non-local currency assets to local currency, to match liabilities.
•General ALM Hedging Strategies — In the ordinary course of managing our asset/liability risks, we use interest rate futures, interest rate swaps, interest rate caps, interest rate floors, and inflation swaps. These hedges are designed to reduce interest rate risk or inflation risk related to the existing assets or liabilities or related to expected future cash flows.
•Macro Hedge Program — We use equity options, equity TRRs, interest rate swaptions and interest rate swaps to mitigate the potential loss of legal entity statutory capital under stress scenarios.
Risk Measurement: Sensitivity Analysis
We measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, foreign currency exchange rates and equity market prices utilizing a sensitivity analysis. For purposes of this disclosure, a significant portion of the liabilities relating to insurance contracts is excluded, as discussed further below. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, foreign currency exchange rates and equity market prices. We believe that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near term. In performing the analysis summarized below, we used market rates at December 31, 2020. The sensitivity analysis separately calculates each of our market risk exposures (interest rate, foreign currency exchange rate and equity market) relating to our assets and liabilities. We modeled the impact of changes (increases and decreases) in market rates and prices on the estimated fair values of our market sensitive assets and liabilities and present the results with the most adverse level of market risk impact to the Company for each of these market risk exposures as follows:
•the net present values of our interest rate sensitive exposures resulting from a 10% change (increase or decrease) in interest rates;
•estimated fair values of our foreign currency exchange rate sensitive exposures due to a 10% change (appreciation or depreciation) in the value of the U.S. dollar compared to all other currencies; and
•the estimated fair value of our equity market sensitive exposures due to a 10% change (increase or decrease) in equity market prices.

The sensitivity analysis is an estimate and should not be viewed as predictive of our future financial performance. We cannot ensure that our actual losses in any particular period will not exceed the amounts indicated in the table below. Limitations related to this sensitivity analysis include:
•interest sensitive and foreign currency exchange rate sensitive liabilities do not include $223.8 billion, at carrying value, of insurance contracts. Management believes that the changes in the economic value of those contracts under changing interest rates and changing foreign currency exchange rates would offset a significant portion of the fair value changes of interest sensitive and foreign currency exchange rate sensitive assets;
•the market risk information is limited by the assumptions and parameters established in creating the related sensitivity analysis, including the impact of prepayment rates on mortgage loans;
•sensitivities do not include the impact on asset or liability valuation of changes in market liquidity or changes in market credit spreads;
•foreign currency exchange rate risk is not isolated for certain embedded derivatives within host asset and liability contracts, as the risk on these instruments is reflected as equity;
•for the derivatives that qualify as hedges, and for certain other assets such as mortgage loans, the impact on reported earnings may be materially different from the change in market values;
•the analysis excludes liabilities pursuant to insurance contracts, as well as real estate holdings, private equity and hedge fund holdings; and
•the model assumes that the composition of assets and liabilities remains unchanged throughout the period.
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
The table below illustrates the potential loss in estimated fair value for each market risk exposure based on market sensitive assets and liabilities at:

December 31, 2020
(In millions)
Interest rate risk	$4,012
Foreign currency exchange rate risk	$8,389
Equity market risk	$370
__________________
The risk sensitivities derived used a 10% increase to interest rates, a 10% strengthening of the U.S. dollar against foreign currencies, and a 10% increase in equity prices. The potential losses in estimated fair value presented are for non-trading securities.

The table below provides additional detail regarding the potential loss in estimated fair value of our interest sensitive financial instruments due to a 10% increase in interest rates at:

	December 31, 2020
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in Interest Rates
	(In millions)
Assets
Fixed maturity securities AFS		$354,809	$(3,446)
Equity securities		$1,079	—
FVO securities		$1,611	(6)
Mortgage loans		$88,675	(200)
Policy loans		$11,598	(46)
Short-term investments		$3,904	(1)
Other invested assets		$2,073	(2)
Cash and cash equivalents		$19,795	—
Accrued investment income		$3,388	—
Premiums, reinsurance and other receivables		$2,978	(15)
Other assets		$301	(2)
Embedded derivatives within asset host contracts (2)		$55	—
Total assets			$(3,718)
Liabilities (3)
Policyholder account balances		$129,637	$320
Payables for collateral under securities loaned and other transactions		$29,475	—
Short-term debt		$393	—
Long-term debt		$18,332	196
Collateral financing arrangement		$710	—
Junior subordinated debt securities		$4,604	49
Other liabilities		$3,133	40
Embedded derivatives within liability host contracts (2)		$1,196	83
Total liabilities			$688
Derivative Instruments
Interest rate swaps	$57,497	$6,909	$(547)
Interest rate floors	$12,701	$350	(5)
Interest rate caps	$40,730	$13	1
Interest rate futures	$1,498	$(2)	3
Interest rate options	$17,746	$497	(27)
Interest rate forwards	$7,728	$383	(169)
Interest rate total return swaps	$1,048	$(59)	(33)
Synthetic GICs	$38,646	$—	—
Foreign currency swaps	$52,975	$(628)	(178)
Foreign currency forwards	$17,743	$(80)	(20)
Currency futures	$914	$3	(4)
Currency options	$4,950	$70	(2)
Credit default swaps	$12,587	$84	—
Equity futures	$5,427	$(24)	—
Equity index options	$22,954	$397	(1)
Equity variance swaps	$716	$3	—
Equity total return swaps	$3,294	$(279)	—
Total derivative instruments			$(982)
Net Change			$(4,012)
__________________
(1)Separate account assets and liabilities and Unit-linked investments and associated policyholder account balances, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contractholder, notwithstanding any general account guarantees which are included within embedded derivatives (see footnote (2) below) or included within future policy benefits and other policy-related balances (see footnote (3) below). Long-term debt excludes $5 million related to CSEs.

(2)Embedded derivatives are recognized on the consolidated balance sheet in the same caption as the host contract.
(3)Excludes $223.8 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% increase in interest rates.
Sensitivity to interest rates decreased $1.2 billion to $4.0 billion at December 31, 2020 from $5.2 billion at December 31, 2019.
The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% appreciation in the U.S. dollar compared to all other currencies at:

	December 31, 2020
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Appreciation in the U.S. Dollar
	(In millions)
Assets
Fixed maturity securities AFS		$354,809	$(11,381)
Equity securities		$1,079	(49)
FVO securities		$1,611	(76)
Mortgage loans		$88,675	(990)
Policy loans		$11,598	(158)
Short-term investments		$3,904	(182)
Other invested assets		$2,073	(49)
Cash and cash equivalents		$19,795	(444)
Accrued investment income		$3,388	(83)
Premiums, reinsurance and other receivables		$2,978	(44)
Other assets		$301	(18)
Embedded derivatives within asset host contracts (2)		$55	(8)
Total assets			$(13,482)
Liabilities (3)
Policyholder account balances		$129,637	$3,733
Payables for collateral under securities loaned and other transactions		$29,475	176
Long-term debt		$18,332	207
Other liabilities		$3,133	20
Embedded derivatives within liability host contracts (2)		$1,196	53
Total liabilities			$4,189
Derivative Instruments
Interest rate swaps	$57,497	$6,909	$(132)
Interest rate floors	$12,701	$350	—
Interest rate caps	$40,730	$13	—
Interest rate futures	$1,498	$(2)	—
Interest rate options	$17,746	$497	(27)
Interest rate forwards	$7,728	$383	8
Interest rate total return swaps	$1,048	$(59)	—
Synthetic GICs	$38,646	$—	—
Foreign currency swaps	$52,975	$(628)	1,843
Foreign currency forwards	$17,743	$(80)	(824)
Currency futures	$914	$3	(92)
Currency options	$4,950	$70	126
Credit default swaps	$12,587	$84	(9)
Equity futures	$5,427	$(24)	—
Equity index options	$22,954	$397	11
Equity variance swaps	$716	$3	—
Equity total return swaps	$3,294	$(279)	—
Total derivative instruments			$904
Net Change			$(8,389)
__________________

(1)Does not necessarily represent those financial instruments solely subject to foreign currency exchange rate risk. Separate account assets and liabilities and Unit-linked investments and associated policyholder account balances, which are foreign currency exchange rate sensitive, are not included herein as any foreign currency exchange rate risk is borne by the contractholder, notwithstanding any general account guarantees which are included within embedded derivatives (see footnote (2) below) or included within future policy benefits and other policy-related balances (see footnote (3) below). Long-term debt excludes $5 million related to CSEs.
(2)Embedded derivatives are recognized on the consolidated balance sheet in the same caption as the host contract.
(3)Excludes $223.8 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% appreciation in the U.S. dollar compared to all other currencies.
Sensitivity to foreign currency exchange rates increased $0.1 billion to $8.4 billion at December 31, 2020 from $8.3 billion at December 31, 2019. These sensitivities exclude those liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% appreciation in the U.S. dollar compared to all other currencies.

The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% increase in equity prices at:

	December 31, 2020
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in Equity Prices
	(In millions)
Assets
Equity securities		$1,079	$85
FVO securities		$1,611	74
Other invested assets		$2,073	$51
Embedded derivatives within asset host contracts (2)		$55	(5)
Total assets			$205
Liabilities (3)
Policyholder account balances		$129,637	$—
Embedded derivatives within liability host contracts (2)		$1,196	225
Total liabilities			$225
Derivative Instruments
Interest rate swaps	$57,497	$6,909	$—
Interest rate floors	$12,701	$350	—
Interest rate caps	$40,730	$13	—
Interest rate futures	$1,498	$(2)	—
Interest rate options	$17,746	$497	—
Interest rate forwards	$7,728	$383	—
Interest rate total return swaps	$1,048	$(59)	—
Synthetic GICs	$38,646	$—	—
Foreign currency swaps	$52,975	$(628)	—
Foreign currency forwards	$17,743	$(80)	—
Currency futures	$914	$3	—
Currency options	$4,950	$70	—
Credit default swaps	$12,587	$84	—
Equity futures	$5,427	$(24)	(493)
Equity index options	$22,954	$397	49
Equity variance swaps	$716	$3	—
Equity total return swaps	$3,294	$(279)	(356)
Total derivative instruments			$(800)
Net Change			$(370)
__________________
(1)Does not necessarily represent those financial instruments solely subject to equity price risk. Additionally, separate account assets and liabilities and Unit-linked investments and associated policyholder account balances, which are equity market sensitive, are not included herein as any equity market risk is borne by the contractholder, notwithstanding any general account guarantees which are included within embedded derivatives (see footnote (2) below) or included within future policy benefits and other policy-related balances (see footnote (3) below).
(2)Embedded derivatives are recognized on the consolidated balance sheet in the same caption as the host contract.
(3)Excludes $223.8 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances.
Sensitivity to equity market prices increased $337 million to $370 million at December 31, 2020 from $33 million at December 31, 2019.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of MetLife, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MetLife, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the schedules listed in the Index to Consolidated Financial Statements, Notes and Schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Fixed Maturity Securities Available-for-Sale — Fair Value of Level 3 Fixed Maturity Securities — Refer to Notes 1, 8, and 10 to the financial statements

Critical Audit Matter Description

The Company has investments in certain fixed maturity securities classified as available-for-sale whose fair values are based on unobservable inputs that are supported by little or no market activity. When a price is not available in the active market, from an independent pricing service, or from independent broker quotations, management values the security using internal matrix pricing or discounted cash flow techniques. These investments are categorized as Level 3 and had an estimated fair value of $5.1 billion as of December 31, 2020.

Given management uses considerable judgment when estimating the fair value of Level 3 fixed maturity securities determined using internal matrix pricing or discounted cash flow techniques, performing audit procedures to evaluate the estimate of fair value required a high degree of auditor judgment and an increased extent of effort. This audit effort included the use of professionals with specialized skills and knowledge, including our fair value specialists, to assist in performing procedures and evaluating the audit evidence obtained.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of Level 3 fixed maturity securities determined using internal matrix pricing or discounted cash flow techniques included the following, among others:

•We tested the effectiveness of controls over the determination of fair value.

•We tested the accuracy and completeness of relevant security attributes, including credit ratings, maturity dates and coupon rates, used in the determination of Level 3 fair values.

•With the involvement of our fair value specialists, we developed independent fair value estimates for a sample of securities and compared our estimates to the Company’s estimates and evaluated differences. We developed our estimate by evaluating the observable and unobservable inputs used by management or developing independent inputs.

•We evaluated management’s ability to accurately estimate fair value by comparing management’s historical estimates to subsequent transactions, taking into account changes in market conditions subsequent to December 31, 2020.

Insurance Liabilities — Valuation of Future Policy Benefits for Long-Term Care Insurance — Refer to Notes 1 and 4 to the financial statements

Critical Audit Matter Description

The Company’s products include long-term care insurance. Liabilities for amounts payable under long-term care insurance are recorded in future policy benefits in the Company’s consolidated balance sheets. Such liabilities are established based on actuarial assumptions at the time policies are issued, which are intended to estimate the experience for the period the policy benefits are payable. Significant adverse changes in experience on such contracts may require the establishment of premium deficiency reserves, which are based on current assumptions. Management’s estimate of future policy benefits for long-term care insurance was $14.3 billion as of December 31, 2020.

Management applies considerable judgment in evaluating actual experience to determine whether a change in assumptions for long-term care insurance is warranted. Principal assumptions used in the valuation of future policy benefits for long-term care insurance include morbidity, policy lapse, investment returns and mortality.

Given the inherent uncertainty in selecting assumptions, we have determined that management’s evaluation of actual experience when estimating future policy benefits for long-term care insurance policies is a critical audit matter, which required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the judgments made and the reasonableness of the assumptions used in the valuation. The audit effort included the use of professionals with specialized skill and knowledge, including our actuarial specialists, to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the assumptions used to determine the estimate of future policy benefits for long-term care insurance, included, among others, the following:

•We tested the effectiveness of the control over the assumptions used in the valuation of future policy benefits and the effectiveness of the controls over the underlying data.

•With the involvement of our actuarial specialists, we:

◦evaluated judgments applied by management in setting principal assumptions, including evaluating the results of experience studies used as the basis for setting those assumptions.

◦evaluated management’s estimate of, or developed an independent estimate of future policy benefits, on a sample basis, and evaluated differences. This included confirming that assumptions were applied as intended.

◦evaluated the results of the Company’s annual premium deficiency tests.

Derivatives — Valuation of Embedded Derivative Liabilities — Refer to Notes 1, 4, 9, and 10 to the financial statements

Critical Audit Matter Description

The Company’s products include variable annuity contracts with guaranteed minimum benefits that provide the policyholder a minimum return based on their initial deposit adjusted for withdrawals. The guarantees on variable annuity contracts are accounted for as insurance liabilities or as embedded derivatives depending on how and when the benefit is paid. Guarantees accounted for as embedded derivatives include the non-life contingent portion of guaranteed minimum withdrawal benefits and certain non-life contingent portions of guaranteed minimum income benefits and are recorded in policyholder account balances on the Company’s consolidated balance sheet. Embedded derivatives are measured at estimated fair value separately from the host variable annuity contract using actuarial and capital market assumptions that are updated annually. Management’s estimate of embedded derivative liabilities was $1.2 billion as of December 31, 2020.

Management applies considerable judgment in selecting assumptions used to estimate embedded derivative liabilities and changes in market conditions or variations in certain assumptions could result in significant fluctuations in the estimate. Principal assumptions include mortality, lapse, dynamic lapse, withdrawal, utilization, and risk-free rates and implied volatilities. The valuation of the embedded derivative liabilities is also based on complex calculations which are data intensive.

Given the inherent uncertainty in selecting assumptions and the complexity of the calculations, we have determined that management’s valuation of the embedded derivative liabilities is a critical audit matter which required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the judgments made and the reasonableness of the models and assumptions used in the valuation. The audit effort included the use of professionals with specialized skill and knowledge, including our valuation, modeling and actuarial specialists, to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of embedded derivative liabilities included, among others, the following:

•We tested the effectiveness of controls over the assumptions, including controls over the underlying data used in the valuation of embedded derivative liabilities.

•We tested the effectiveness of controls over the methodologies and models used for determining the embedded derivative liabilities.

•With the involvement of our valuation, modeling and actuarial specialists, we:

◦evaluated the methods, models, and judgments applied by management in the determination of principal assumptions and the calculation of the embedded derivative liabilities
◦evaluated the results of underlying experience studies, capital market projections, and judgments applied by management in setting the assumptions

◦developed an independent estimate of the embedded derivative liabilities, on a sample basis, and evaluated differences.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 18, 2021

We have served as the Company’s auditor since at least 1968; however, an earlier year could not be reliably determined.

MetLife, Inc.
Consolidated Balance Sheets
December 31, 2020 and 2019
(In millions, except share and per share data)

	2020	2019
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $310,811 and $297,655, respectively; allowance for credit loss of $81 and $0, respectively)	$354,809	$327,820
Equity securities, at estimated fair value	1,079	1,342
Contractholder-directed equity securities and fair value option securities, at estimated fair value (includes $0 and $3, respectively, relating to variable interest entities)	13,319	13,102
Mortgage loans (net of allowance for credit loss of $590 and $353, respectively; includes $165 and $188, respectively, under the fair value option and $0 and $59, respectively, of mortgage loans held-for-sale)	83,919	80,529
Policy loans	9,493	9,680
Real estate and real estate joint ventures (includes $169 and $127, respectively, under the fair value option and $128 and $0, respectively, of real estate held-for-sale)	11,933	10,741
Other limited partnership interests	9,470	7,716
Short-term investments, principally at estimated fair value	3,904	3,850
Other invested assets (includes $2,156 and $2,299, respectively, of leveraged and direct financing leases and $332 and $290, respectively, relating to variable interest entities)	20,593	19,015
Total investments	508,519	473,795
Cash and cash equivalents, principally at estimated fair value (includes $12 and $12, respectively, relating to variable interest entities)	19,795	16,598
Accrued investment income	3,388	3,523
Premiums, reinsurance and other receivables (includes $4 and $4, respectively, relating to variable interest entities)	17,870	20,443
Deferred policy acquisition costs and value of business acquired	16,389	17,833
Goodwill	10,112	9,308
Assets held-for-sale	7,418	—
Other assets (includes $1 and $2, respectively, relating to variable interest entities)	11,685	10,518
Separate account assets	199,970	188,445
Total assets	$795,146	$740,463
Liabilities and Equity
Liabilities
Future policy benefits	$206,656	$194,909
Policyholder account balances	205,176	192,627
Other policy-related balances	17,101	17,171
Policyholder dividends payable	587	681
Policyholder dividend obligation	2,969	2,020
Payables for collateral under securities loaned and other transactions	29,475	26,745
Short-term debt	393	235
Long-term debt (includes $5 and $5, respectively, relating to variable interest entities)	14,603	13,466
Collateral financing arrangement	845	993
Junior subordinated debt securities	3,153	3,150
Current income tax payable	129	363
Deferred income tax liability	11,008	9,097
Liabilities held-for-sale	4,650	—
Other liabilities (includes $1 and $1, respectively, relating to variable interest entities)	23,614	24,179
Separate account liabilities	199,970	188,445
Total liabilities	720,329	674,081
Contingencies, Commitments and Guarantees (Note 21)
Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $4,405 and $3,405, respectively, aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,181,614,288 and 1,177,680,299 shares issued, respectively; 892,910,600 and 915,338,098 shares outstanding, respectively	12	12
Additional paid-in capital	33,812	32,680
Retained earnings	36,491	33,078
Treasury stock, at cost; 288,703,688 and 262,342,201 shares, respectively	(13,829)	(12,678)
Accumulated other comprehensive income (loss)	18,072	13,052
Total MetLife, Inc.’s stockholders’ equity	74,558	66,144
Noncontrolling interests	259	238
Total equity	74,817	66,382
Total liabilities and equity	$795,146	$740,463
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2020, 2019 and 2018
(In millions, except per share data)

	2020	2019	2018
Revenues
Premiums	$42,034	$42,235	$43,840
Universal life and investment-type product policy fees	5,603	5,603	5,502
Net investment income	17,117	18,868	16,166
Other revenues	1,849	1,842	1,880
Net investment gains (losses)	(110)	444	(298)
Net derivative gains (losses)	1,349	628	851
Total revenues	67,842	69,620	67,941
Expenses
Policyholder benefits and claims	41,461	41,461	42,656
Interest credited to policyholder account balances	5,214	6,464	4,013
Policyholder dividends	1,090	1,211	1,251
Other expenses	13,150	13,689	13,714
Total expenses	60,915	62,825	61,634
Income (loss) before provision for income tax	6,927	6,795	6,307
Provision for income tax expense (benefit)	1,509	886	1,179
Net income (loss)	5,418	5,909	5,128
Less: Net income (loss) attributable to noncontrolling interests	11	10	5
Net income (loss) attributable to MetLife, Inc.	5,407	5,899	5,123
Less: Preferred stock dividends	202	178	141
Preferred stock redemption premium	14	—	—
Net income (loss) available to MetLife, Inc.’s common shareholders	$5,191	$5,721	$4,982

Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$5.72	$6.10	$4.95
Diluted	$5.68	$6.06	$4.91
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2020, 2019 and 2018
(In millions)

	2020	2019	2018
Net income (loss)	$5,418	$5,909	$5,128
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets	5,198	14,591	(8,719)
Unrealized gains (losses) on derivatives	(286)	60	674
Foreign currency translation adjustments	1,169	(42)	(587)
Defined benefit plans adjustment	181	30	263
Other comprehensive income (loss), before income tax	6,262	14,639	(8,369)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(1,237)	(3,324)	1,754
Other comprehensive income (loss), net of income tax	5,025	11,315	(6,615)
Comprehensive income (loss)	10,443	17,224	(1,487)
Less: Comprehensive income (loss) attributable to noncontrolling interest, net of income tax	16	16	7
Comprehensive income (loss) attributable to MetLife, Inc.	$10,427	$17,208	$(1,494)
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Equity
For the Years Ended December 31, 2020, 2019 and 2018
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$—	$12	$31,111	$26,527	$(6,401)	$7,427	$58,676	$194	$58,870
Cumulative effects of changes in accounting principles, net of income tax				(905)		912	7		7
Preferred stock issuance			1,274				1,274		1,274
Treasury stock acquired in connection with share repurchases					(3,992)		(3,992)		(3,992)
Stock-based compensation			89				89		89
Dividends on preferred stock				(141)			(141)		(141)
Dividends on common stock (declared per share of $1.660)				(1,678)			(1,678)		(1,678)
Change in equity of noncontrolling interests							—	16	16
Net income (loss)				5,123			5,123	5	5,128
Other comprehensive income (loss), net of income tax						(6,617)	(6,617)	2	(6,615)
Balance at December 31, 2018	—	12	32,474	28,926	(10,393)	1,722	52,741	217	52,958
Cumulative effects of changes in accounting principles, net of income tax (Note 1)				74		21	95		95
Treasury stock acquired in connection with share repurchases					(2,285)		(2,285)		(2,285)
Stock-based compensation			206				206		206
Dividends on preferred stock				(178)			(178)		(178)
Dividends on common stock (declared per share of $1.740)				(1,643)			(1,643)		(1,643)
Change in equity of noncontrolling interests							—	5	5
Net income (loss)				5,899			5,899	10	5,909
Other comprehensive income (loss), net of income tax						11,309	11,309	6	11,315
Balance at December 31, 2019	—	12	32,680	33,078	(12,678)	13,052	66,144	238	66,382
Cumulative effects of changes in accounting principles, net of income tax (Note 1)				(121)			(121)		(121)
Redemption of preferred stock			(989)				(989)		(989)
Preferred stock redemption premium				(14)			(14)		(14)
Preferred stock issuance			1,961				1,961		1,961
Treasury stock acquired in connection with share repurchases					(1,151)		(1,151)		(1,151)
Stock-based compensation			160				160		160
Dividends on preferred stock				(202)			(202)		(202)
Dividends on common stock (declared per share of $1.820)				(1,657)			(1,657)		(1,657)
Change in equity of noncontrolling interests							—	5	5
Net income (loss)				5,407			5,407	11	5,418
Other comprehensive income (loss), net of income tax						5,020	5,020	5	5,025
Balance at December 31, 2020	$—	$12	$33,812	$36,491	$(13,829)	$18,072	$74,558	$259	$74,817
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2020, 2019 and 2018
(In millions)

	2020	2019	2018
Cash flows from operating activities
Net income (loss)	$5,418	$5,909	$5,128
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	619	630	628
Amortization of premiums and accretion of discounts associated with investments, net	(816)	(999)	(1,013)
(Gains) losses on investments and from sales of businesses, net	110	(444)	298
(Gains) losses on derivatives, net	(656)	(135)	(207)
(Income) loss from equity method investments, net of dividends or distributions	76	254	251
Interest credited to policyholder account balances	5,348	6,464	4,013
Universal life and investment-type product policy fees	(3,664)	(5,603)	(5,502)
Change in contractholder-directed equity securities and fair value option securities	131	(139)	2,212
Change in accrued investment income	104	8	(121)
Change in premiums, reinsurance and other receivables	842	(514)	(1,809)
Change in deferred policy acquisition costs and value of business acquired, net	101	(463)	(249)
Change in income tax	(11)	233	940
Change in other assets	(361)	426	260
Change in insurance-related liabilities and policy-related balances	5,112	7,803	7,454
Change in other liabilities	(1,065)	71	(483)
Other, net	351	285	(62)
Net cash provided by (used in) operating activities	11,639	13,786	11,738
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	77,979	77,820	106,677
Equity securities	367	294	342
Mortgage loans	11,300	12,838	9,918
Real estate and real estate joint ventures	120	1,123	1,227
Other limited partnership interests	597	625	675
Purchases and originations of:
Fixed maturity securities available-for-sale	(89,633)	(87,455)	(105,401)
Equity securities	(169)	(130)	(235)
Mortgage loans	(14,652)	(17,657)	(17,059)
Real estate and real estate joint ventures	(1,287)	(1,962)	(1,118)
Other limited partnership interests	(1,979)	(1,674)	(1,406)
Cash received in connection with freestanding derivatives	4,847	2,914	3,778
Cash paid in connection with freestanding derivatives	(4,247)	(3,749)	(4,173)
Purchases of businesses, net of cash received of $191, $0 and $0, respectively	(1,684)	(32)	—
Net change in policy loans	250	5	(37)
Net change in short-term investments	(341)	152	870
Net change in other invested assets	(176)	(567)	340
Other, net	139	(131)	(32)
Net cash provided by (used in) investing activities	$(18,569)	$(17,586)	$(5,634)
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Cash Flows — (continued)
For the Years Ended December 31, 2020, 2019 and 2018
(In millions)

	2020	2019	2018
Cash flows from financing activities
Policyholder account balances:
Deposits	$93,497	$92,122	$92,327
Withdrawals	(85,251)	(85,598)	(88,061)
Payables for collateral under securities loaned and other transactions:
Net change in payables for collateral under securities loaned and other transactions	3,538	2,019	(821)
Cash received for other transactions with tenors greater than three months	150	125	200
Cash paid for other transactions with tenors greater than three months	(175)	(200)	—
Long-term debt issued	1,124	1,382	24
Long-term debt repaid	(99)	(906)	(1,871)
Collateral financing arrangement repaid	(148)	(67)	(61)
Financing element on certain derivative instruments and other derivative related transactions, net	(46)	(126)	144
Treasury stock acquired in connection with share repurchases	(1,151)	(2,285)	(3,992)
Preferred stock issued, net of issuance costs	1,961	—	1,274
Redemption of preferred stock	(989)	—	—
Preferred stock redemption premium	(14)	—	—
Dividends on preferred stock	(202)	(178)	(141)
Dividends on common stock	(1,657)	(1,643)	(1,678)
Other, net	191	(77)	(145)
Net cash provided by (used in) financing activities	10,729	4,568	(2,801)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	163	9	(183)
Change in cash and cash equivalents	3,962	777	3,120
Cash and cash equivalents, beginning of year	16,598	15,821	12,701
Cash and cash equivalents, including subsidiary held-for-sale, end of year	$20,560	$16,598	$15,821
Cash and cash equivalents, subsidiary held-for-sale, end of year	$765	$—	$—
Cash and cash equivalents, end of year	$19,795	$16,598	$15,821
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$891	$964	$1,130
Income tax	$787	$1,099	$1,935
Business acquisitions (Note 3):
Assets	$2,190	$—	$—
Liabilities	315	—	—
Cash paid, excluding transaction costs	$1,875	$—	$—
Subsidiary held-for-sale (Note 3):
Assets held-for-sale	$7,418	$—	$—
Liabilities held-for-sale	4,650	—	—
Net assets held-for-sale	$2,768	$—	$—
Non-cash transactions:
Fixed maturity securities available-for-sale received in connection with pension risk transfer transactions	$2,037	$637	$3,016
Operating lease liability associated with the recognition of right-of-use assets	$70	$341	$—
Brighthouse common stock exchange transaction (Note 3):
Reduction of long-term debt	$—	$—	$944
Reduction of fair value option securities	$—	$—	$1,030
Reclassification of certain equity securities to other invested assets	$—	$—	$792
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
Basis of Presentation
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the consolidated financial statements. In applying these policies and estimates, management makes subjective and complex judgments that frequently require assumptions about matters that are inherently uncertain, including uncertainties associated with the novel coronavirus COVID-19 pandemic (the “COVID-19 Pandemic”). Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s business and operations. Actual results could differ from these estimates.
Consolidation
The accompanying consolidated financial statements include the accounts of MetLife, Inc. and its subsidiaries, as well as partnerships and joint ventures in which the Company has control, and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Intercompany accounts and transactions have been eliminated.
Held-for-Sale
The Company classifies a business as held-for-sale when management has approved or received approval to sell the business, the sale is probable to occur during the next 12 months at a price that is reasonable in relation to its current estimated fair value and certain other specified criteria are met. The business classified as held-for-sale is recorded at the lower of the carrying value and estimated fair value, less cost to sell. If the carrying value of the business exceeds its estimated fair value, less cost to sell, a loss is recognized and reported in Net investment gains (losses). Assets and liabilities related to the business classified as held-for-sale are separately reported in the Company's consolidated balance sheets in the period in which the business is classified as held-for-sale. See Note 3 for information on a held-for-sale business. If a component of the Company has either been disposed of or is classified as held-for-sale and represents a strategic shift that has or will have a major effect on the Company’s operations and financial results, the results of the component are reported in discontinued operations.
Separate Accounts
Separate accounts are established in conformity with insurance laws. Generally, the assets of the separate accounts cannot be used to settle the liabilities that arise from any other business of the Company. Separate account assets are subject to general account claims only to the extent the value of such assets exceeds the separate account liabilities. The Company reports separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if:
•such separate accounts are legally recognized;
•assets supporting the contract liabilities are legally insulated from the Company’s general account liabilities;
•investment objectives are directed by the contractholder; and
•all investment performance, net of contract fees and assessments, is passed through to the contractholder.

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
The liability for policy and contract claims generally relates to incurred but not reported (“IBNR”) death, disability, dental and vision claims. In addition, included in other policy-related balances are claims which have been reported but not yet settled for death, disability and dental. The liability for these claims is based on the Company’s estimated ultimate cost of settling all claims. The Company derives estimates for the development of IBNR claims principally from analyses of historical patterns of claims by business line. The methods used to determine these estimates are continually reviewed. Adjustments resulting from this continuous review process and differences between estimates and payments for claims are recognized in policyholder benefits and claims expense in the period in which the estimates are changed or payments are made.
The Company accounts for the prepayment of premiums on its individual life, group life and health contracts as premiums received in advance. These amounts are then recognized in premiums when due.
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
Premiums related to property & casualty contracts are recognized as revenue on a pro rata basis over the applicable contract term. Unearned premiums, representing the portion of premium written related to the unexpired coverage, are included in future policy benefits.
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
•incremental direct costs of contract acquisition, such as commissions;
•the portion of an employee’s total compensation and benefits related to time spent selling, underwriting or processing the issuance of new and renewal insurance business only with respect to actual policies acquired or renewed;
•other essential direct costs that would not have been incurred had a policy not been acquired or renewed; and
•the costs of direct-response advertising, the primary purpose of which is to elicit sales to customers who could be shown to have responded specifically to the advertising and that results in probable future benefits.
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
Value of distribution agreements acquired (“VODA”) is reported in other assets and represents the present value of expected future profits associated with the expected future business derived from the distribution agreements acquired as part of a business combination. Value of customer relationships acquired (“VOCRA”) is also reported in other assets and represents the present value of the expected future profits associated with the expected future business acquired through existing customers of the acquired company or business. The VODA and VOCRA associated with past business combinations are amortized over the assets’ useful lives ranging from nine to 40 years and such amortization is included in other expenses. Each year, or more frequently if circumstances indicate a possible impairment exists, the Company reviews VODA and VOCRA to determine whether the asset is impaired.
For certain acquired blocks of business, the estimated fair value of the in-force contract obligations exceeded the book value of assumed in-force insurance policy liabilities, resulting in negative VOBA, which is presented separately from VOBA as an additional insurance liability. The estimated fair value of the in-force contract obligations is based on projections by each block of business. Negative VOBA is amortized over the policy period in proportion to the approximate consumption of losses included in the liability usually expressed in terms of insurance in-force or account value. Such amortization is recorded as an offset in other expenses.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
For reinsurance of existing in-force blocks of long-duration contracts that transfer significant insurance risk, the difference, if any, between the amounts paid (received), and the liabilities ceded (assumed) related to the underlying contracts is considered the net cost of reinsurance at the inception of the reinsurance agreement. The net cost of reinsurance is amortized on a basis consistent with the methodologies and assumptions used for amortizing DAC related to the underlying reinsured contracts. Subsequent amounts paid (received) on the reinsurance of in-force blocks, as well as amounts paid (received) related to new business, are recorded as ceded (assumed) premiums; and ceded (assumed) premiums, reinsurance and other receivables (future policy benefits) are established.
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
Investments
Net Investment Income and Net Investment Gains (Losses)
Income from investments is reported within net investment income, unless otherwise stated herein. Gains and losses on sales of investments, intent-to-sell impairments, as well as provisions for credit loss in the allowance for credit loss (“ACL”) on fixed maturity securities available-for-sale (“AFS”), mortgage loans and investments in leases and subsequent changes in the ACL or for impairment losses on real estate investments and other asset classes, are reported within net investment gains (losses), unless otherwise stated herein. Accrued investment income is presented separately on the consolidated balance sheet and excluded from the carrying value of the related investments, primarily fixed maturity securities AFS and mortgage loans.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Interest income and prepayment fees are recognized when earned. Interest income is recognized using an effective yield method giving effect to amortization of premium and accretion of discount, and is based on the estimated economic life of the securities, which for mortgage-backed and asset-backed securities considers the estimated timing and amount of prepayments of the underlying loans. See Note 8 “— Fixed Maturity Securities AFS — Methodology for Amortization of Premium and Accretion of Discount on Structured Products.” The amortization of premium and accretion of discount also take into consideration call and maturity dates.
The Company periodically evaluates these securities for impairment. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in estimated fair value as described in Note 8 “— Fixed Maturity Securities AFS — Evaluation of Fixed Maturity Securities AFS for Credit Loss.”
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
On January 1, 2020, the Company adopted accounting standards update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), using a modified retrospective approach. Under ASU 2016-13, for securities in an unrealized loss position, a credit loss is recognized in earnings within net investment gains (losses) when it is anticipated that the amortized cost will not be recovered. When either: (i) the Company has the intent to sell the security; or (ii) it is more likely than not that the Company will be required to sell the security before recovery, the reduction of amortized cost and the loss recognized in earnings is the entire difference between the security’s amortized cost and estimated fair value. If neither of these conditions exists, the difference between the amortized cost of the security and the present value of projected future cash flows expected to be collected is recognized as a credit loss by establishing an ACL with a corresponding charge to earnings in net investment gains (losses). However, the ACL is limited by the amount that the fair value is less than the amortized cost. This limitation is known as the “fair value floor.” If the estimated fair value is less than the present value of projected future cash flows expected to be collected, this portion of the decline in value related to other-than-credit factors (“noncredit loss”) is recorded in OCI.
The new credit loss guidance also replaces the model for purchased credit impaired (“PCI”) fixed maturity securities AFS and financing receivables and requires the establishment of an ACL at acquisition, which is added to the purchase price to establish the initial amortized cost of the investment. Upon adoption, the replacement of the PCI model did not have a material impact on the Company’s consolidated financial statements.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
•contractholder-directed investments supporting unit-linked variable annuity type liabilities (“Unit-linked investments”) which do not qualify for presentation and reporting as separate account summary total assets and liabilities. These investments are primarily equity securities (including mutual funds) and, to a lesser extent, fixed income investments and cash and cash equivalents. The investment returns on these investments inure to contractholders and are offset by a corresponding change in policyholder account balances through interest credited to policyholder account balances;
•fixed maturity and equity securities held-for-investment by the general account to support asset and liability management strategies for certain insurance products and investments in certain separate accounts; and
•securities held by consolidated securitization entities (“CSEs”).
Mortgage Loans
ASU 2016-13 requires an ACL based on expected lifetime credit loss on financing receivables carried at amortized cost, including, but not limited to, mortgage loans and leveraged and direct financing leases, as described in Note 8.
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
The Company ceases to accrue interest when the collection of interest is not considered probable, which is based on a current evaluation of the status of the borrower, including the number of days past due. When a loan is placed on non-accrual status, uncollected past due accrued interest income that is considered uncollectible is charged-off against net investment income. Generally, the accrual of interest income resumes after all delinquent amounts are paid and management believes all future principal and interest payments will be collected. The Company records cash receipts on non-accruing loans in accordance with the loan agreement. The Company records charge-offs upon the realization of a credit loss, typically through foreclosure or after a decision is made to sell a loan, or for residential loans when, after considering the individual consumer’s financial status, management believes amounts are not collectible. Gain or loss upon charge-off is recorded, net of previously established ACL, in net investment gains (losses). Cash recoveries on principal amounts previously charged-off are generally recorded in net investment gains.
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
Short-term Investments
Short-term investments include highly liquid securities and other investments with remaining maturities of one year or less, but greater than three months, at the time of purchase. Securities included within short-term investments are stated at estimated fair value, while other investments included within short-term investments are stated at amortized cost less ACL, which approximates estimated fair value.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Other Invested Assets
Other invested assets consist principally of the following:
•Freestanding derivatives with positive estimated fair values which are described in “— Derivatives” below.
•Tax credit and renewable energy partnerships which derive a significant source of investment return in the form of income tax credits or other tax incentives. Where tax credits are guaranteed by a creditworthy third party, the investment is accounted for under the effective yield method. Otherwise, the investment is accounted for under the equity method. See Note 19.
•Annuities funding structured settlement claims represent annuities funding claims assumed by the Company in its capacity as a structured settlements assignment company. The annuities are stated at their contract value, which represents the present value of the future periodic claim payments to be provided. The net investment income recognized reflects the amortization of discount of the annuity at its implied effective interest rate.
•Direct financing leases net investment is equal to the minimum lease payment receivables plus the unguaranteed residual value, less the unearned income, less ACL. Income is determined by applying the pre-tax internal rate of return to the investment balance. The Company regularly reviews its minimum lease payment receivables for credit loss and residual value for impairments. Certain direct financing leases are linked to inflation.
•Leveraged leases net investment is equal to the minimum lease payment receivables plus the unguaranteed residual value, less the unearned income, less ACL and is recorded net of non-recourse debt. Income is determined by applying the leveraged lease’s estimated rate of return to the net investment in the lease in those periods in which the net investment at the beginning of the period is positive. Leveraged leases derive investment returns in part from their income tax treatment. The Company regularly reviews its minimum lease payment receivables for credit loss and residual value for impairments.
•Investments in operating joint ventures that engage in insurance underwriting activities are accounted for under the equity method.
•Investments in Federal Home Loan Bank (“FHLB”) common stock are carried at redemption value and are considered restricted investments until redeemed by the respective regional FHLBs.
•Funds withheld represent a receivable for amounts contractually withheld by ceding companies in accordance with reinsurance agreements. The Company recognizes interest on funds withheld at rates defined by the terms of the agreement which may be contractually specified or directly related to the underlying investments.
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
If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting, changes in the estimated fair value of the derivative are reported in net derivative gains (losses) except as follows:

Statement of Operations Presentation:	Derivative:
Policyholder benefits and claims	•	Economic hedges of variable annuity guarantees included in future policy benefits
Net investment income	•	Economic hedges of equity method investments in joint ventures
	•	Derivatives held within Unit-linked investments
	•	Economic hedges of FVO Securities which are linked to equity indices
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
Goodwill
On January 1, 2020, the Company adopted ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, using a prospective transition approach for goodwill impairment testing. Goodwill represents the future economic benefits arising from net assets acquired in a business combination that are not individually identified and recognized. Goodwill is calculated as the excess of cost over the estimated fair value of such net assets acquired, is not amortized, and is tested for impairment based on a fair value approach at least annually, or more frequently if events or circumstances indicate that there may be justification for conducting an interim test. The Company performs its annual goodwill impairment testing during the third quarter based upon data as of the close of the second quarter. Goodwill associated with a business acquisition is not tested for impairment during the year the business is acquired unless there is a significant identified impairment event.
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
Actuarial gains and losses result from differences between each plan’s actual experience and the assumed experience on plan assets or PBO during a particular period and are recorded in accumulated OCI (“AOCI”). To the extent such gains and losses exceed 10% of the greater of the PBO or the estimated fair value of plan assets, the excess is amortized into net periodic benefit costs, generally over the average projected future service years of the active employees. In addition, prior service costs (credit) are recognized in AOCI at the time of the amendment and then amortized to net periodic benefit costs over the average projected future service years of the active employees.
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
The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. Valuation allowances are established against deferred tax assets when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Significant judgment is required in determining whether valuation allowances should be established, as well as the amount of such allowances. When making such determination, the Company considers many factors, including:
•the nature, frequency, and amount of cumulative financial reporting income and losses in recent years;
•the jurisdiction in which the deferred tax asset was generated;
•the length of time that carryforward can be utilized in the various taxing jurisdictions;
•future taxable income exclusive of reversing temporary differences and carryforwards;
•future reversals of existing taxable temporary differences;
•taxable income in prior carryback years; and
•tax planning strategies.
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
In December 2017, H.R.1, commonly referred to as the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”) was signed into law. See Note 19 for additional information on U.S. Tax Reform and related Staff Accounting Bulletin 118 (“SAB 118”) provisional amounts.
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
Other Accounting Policies
Stock-Based Compensation
The Company grants certain employees and directors stock-based compensation awards under various plans, subject to vesting conditions. The Company recognizes compensation expense in an amount fixed at grant date or remeasured quarterly as described in Note 16. The Company generally recognizes this expense over the vesting period. However, the Company truncates the expense period to the date the employee attained age-and-service criteria to exercise or receive payment for the award regardless of continued employment. In such a case, the Company does not accelerate award exercise or payment timing. The Company also takes an estimation of forfeitures into account.
Cash and Cash Equivalents
The Company considers highly liquid securities and other investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Securities included within cash equivalents are stated at estimated fair value, while other investments included within cash equivalents are stated at amortized cost which approximates estimated fair value.
Property, Equipment, Leasehold Improvements and Computer Software
Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, as appropriate. The estimated life is generally 40 years for company occupied real estate property, from one to 25 years for leasehold improvements, and from three to seven years for all other property and equipment. The cost basis of the property, equipment and leasehold improvements was $2.8 billion and $2.7 billion at December 31, 2020 and 2019, respectively. Accumulated depreciation and amortization of property, equipment and leasehold improvements was $1.5 billion and $1.4 billion at December 31, 2020 and 2019, respectively. Related depreciation and amortization expense was $194 million, $207 million and $191 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as certain internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Such costs are amortized over a four-year period using the straight-line method. The cost basis of computer software was $3.7 billion and $3.4 billion at December 31, 2020 and 2019, respectively. Accumulated amortization of capitalized software was $2.5 billion at both December 31, 2020 and 2019.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Related amortization expense was $207 million, $262 million and $276 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
Other Revenues
Other revenues primarily include fees related to service contracts from customers for prepaid legal plans, administrative services-only contracts, and investment management services. Substantially all of the revenue from the services is recognized over time as the applicable services are provided or are made available to the customers. The revenue recognized includes variable consideration to the extent it is probable that a significant reversal will not occur. In addition to the service fees, other revenues also include certain stable value fees and other miscellaneous revenues. These fees and miscellaneous revenues are recognized as earned.
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
Adoption of New Accounting Pronouncements
The table below describes the impacts of the ASUs adopted by the Company, effective January 1, 2020.

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting; as clarified and amended by ASU 2021-01, Reference Rate Reform (Topic 848): Scope

The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, with certain exceptions. ASU 2021-01 amends the scope of the recent reference rate reform guidance. New optional expedients allow derivative instruments impacted by changes in the interest rate used for margining, discounting, or contract price alignment (i.e., discount transition) to qualify for certain optional relief.
		Effective for contract modifications made between March 12, 2020 and December 31, 2022.	The new guidance reduces the operational and financial impacts of contract modifications that replace a reference rate, such as London Interbank Offered Rate (LIBOR), affected by reference rate reform. The adoption of the new guidance provides relief from current GAAP and is not expected to have a material impact on the Company’s consolidated financial statements. The Company will continue to evaluate the impacts of reference rate reform on contract modifications and hedging relationships through December 31, 2022.
ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	The new guidance simplifies the former two-step goodwill impairment test by eliminating Step 2 of the test. The new guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any.	January 1, 2020, the Company adopted, using a prospective approach.	The adoption of the new guidance reduced the complexity involved with the evaluation of goodwill for impairment and did not have an impact on the Company’s consolidated financial statements.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as clarified and amended by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses; ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments; ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief; and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses

The new guidance requires an ACL based on expected lifetime credit loss on financing receivables carried at amortized cost, including, but not limited to, mortgage loans, premium receivables, reinsurance receivables and leveraged and direct financing leases.

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
The adoption of this guidance resulted in a $121 million, net of income tax, decrease to retained earnings primarily related to the Company’s mortgage loan investments. The Company has included the required disclosures within Note 8.

ASU 2016-02, Leases (Topic 842), as clarified and amended by ASU 2018-10, Codification Improvements to Topic 842, Leases, ASU 2018-11, Leases (Topic 842): Targeted Improvements, and ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors

The guidance requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. Leases are classified as finance or operating leases and both types of leases are recognized on the balance sheet. Lessor accounting remains largely unchanged from previous guidance except for certain targeted changes. The new guidance also requires new qualitative and quantitative disclosures. In July 2018, two amendments to the guidance were issued. The amendments provided the option to adopt the new guidance prospectively without adjusting comparative periods. Also, the amendments provided lessors with a practical expedient not to separate lease and non-lease components for certain operating leases. In December 2018, an amendment was issued to clarify lessor accounting relating to taxes, certain lessor’s costs and variable payments related to both lease and non-lease components.

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

The adoption of this guidance resulted in the recording of additional net ROU assets and lease liabilities of approximately $1.5 billion and $1.7 billion, respectively, as of January 1, 2019. The reduction of ROU assets was a result of adjustments for prepaid/deferred rent, unamortized initial direct costs and impairment of certain ROU assets based on the net present value of the remaining minimum lease payments and sublease revenues. In addition, as of January 1, 2019, retained earnings increased by $95 million, net of income tax, as a result of the recognition of deferred gains on previous sale leaseback transactions. The guidance did not have a material impact on the Company’s consolidated net income and cash flows. The Company has included expanded disclosures on the consolidated balance sheets and in Notes 8 and 11.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Future Adoption of New Accounting Pronouncements
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures. ASUs issued but not yet adopted as of December 31, 2020 that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements or disclosures are summarized in the table below.

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
	The new guidance (i) prescribes the discount rate to be used in measuring the liability for future policy benefits for traditional and limited payment long-duration contracts, and requires assumptions for those liability valuations to be updated after contract inception, (ii) requires more market-based product guarantees on certain separate account and other account balance long-duration contracts to be accounted for at fair value, (iii) simplifies the amortization of DAC for virtually all long-duration contracts, and (iv) introduces certain financial statement presentation requirements, as well as significant additional quantitative and qualitative disclosures. The amendments in ASU 2019-09 defer the effective date of ASU 2018-12 to January 1, 2022 for all entities, and the amendments in ASU 2020-11 further defer the effective date of ASU 2018-12 for an additional one year to January 1, 2023 for all entities.	January 1, 2023, to be applied retrospectively to January 1, 2021 (with early adoption permitted).
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
•The Group Benefits business offers products such as term, variable and universal life insurance, dental, group and individual disability, vision and accident & health insurance.
•The RIS business offers a broad range of life and annuity-based insurance and investment products, including stable value and pension risk transfer products, institutional income annuities, structured settlements, and capital markets investment products, as well as solutions for funding postretirement benefits and company-, bank- and trust-owned life insurance.
•The Property & Casualty business offers personal lines of property and casualty insurance, including private passenger automobile and homeowners’ insurance. See Note 3 for information on the pending disposition.
Asia
The Asia segment offers a broad range of products to both individuals and corporations, as well as to other institutions, and their respective employees, which include life insurance, accident & health insurance and retirement and savings.
Latin America
The Latin America segment offers a broad range of products to both individuals and corporations, as well as to other institutions, and their respective employees, which include life insurance, retirement and savings, accident & health insurance and credit insurance.
EMEA
The EMEA segment offers products to individuals, corporations, other institutions, and their respective employees, which include life insurance, accident & health insurance, retirement and savings and credit insurance.
MetLife Holdings
The MetLife Holdings segment consists of operations relating to products and businesses that the Company no longer actively markets in the United States. These include variable, universal, term and whole life insurance, variable, fixed and index-linked annuities and long-term care insurance.
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
•Amortization of DAC and VOBA excludes amounts related to: (i) net investment gains (losses) and net derivative gains (losses), (ii) GMIB fees and GMIB costs and (iii) Market value adjustments;
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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the years ended December 31, 2020, 2019 and 2018 and at December 31, 2020 and 2019. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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
Segment net investment income is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact the Company’s consolidated net investment income, net income (loss) or adjusted earnings.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

Year Ended December 31, 2020	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$27,265	$6,571	$2,265	$2,259	$3,600	$22	$41,982	$52	$42,034
Universal life and investment-type product policy fees	1,070	1,892	994	433	1,073	3	5,465	138	5,603
Net investment income	6,903	3,938	992	269	5,184	42	17,328	(211)	17,117
Other revenues	957	61	38	52	238	344	1,690	159	1,849
Net investment gains (losses)	—	—	—	—	—	—	—	(110)	(110)
Net derivative gains (losses)	—	—	—	—	—	—	—	1,349	1,349
Total revenues	36,195	12,462	4,289	3,013	10,095	411	66,465	1,377	67,842
Expenses
Policyholder benefits and claims and policyholder dividends	26,309	5,213	2,406	1,196	6,738	(3)	41,859	692	42,551
Interest credited to policyholder account balances	1,622	1,834	240	109	868	—	4,673	541	5,214
Capitalization of DAC	(453)	(1,652)	(362)	(491)	(39)	(11)	(3,008)	(5)	(3,013)
Amortization of DAC and VOBA	471	1,415	276	454	370	8	2,994	166	3,160
Amortization of negative VOBA	—	(37)	—	(8)	—	—	(45)	—	(45)
Interest expense on debt	7	—	4	1	6	895	913	—	913
Other expenses	4,162	3,481	1,318	1,344	942	625	11,872	263	12,135
Total expenses	32,118	10,254	3,882	2,605	8,885	1,514	59,258	1,657	60,915
Provision for income tax expense (benefit)	853	643	127	81	234	(556)	1,382	127	1,509
Adjusted earnings	$3,224	$1,565	$280	$327	$976	$(547)	5,825
Adjustments to:
Total revenues							1,377
Total expenses							(1,657)
Provision for income tax (expense) benefit							(127)
Net income (loss)							$5,418		$5,418

At December 31, 2020	U.S.	Asia (1)	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Total assets	$291,483	$173,884	$75,047	$28,372	$184,566	$41,794	$795,146
Separate account assets	$85,316	$10,825	$50,073	$6,083	$47,673	$—	$199,970
Separate account liabilities	$85,316	$10,825	$50,073	$6,083	$47,673	$—	$199,970
__________________
(1)Total assets includes $146.0 billion of assets from the Company’s Japan operations which represents 18% of total consolidated assets.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

Year Ended December 31, 2019	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$26,801	$6,632	$2,723	$2,177	$3,748	$83	$42,164	$71	$42,235
Universal life and investment-type product policy fees	1,078	1,674	1,094	423	1,124	2	5,395	208	5,603
Net investment income	7,021	3,691	1,271	291	5,281	275	17,830	1,038	18,868
Other revenues	887	56	44	54	253	291	1,585	257	1,842
Net investment gains (losses)	—	—	—	—	—	—	—	444	444
Net derivative gains (losses)	—	—	—	—	—	—	—	628	628
Total revenues	35,787	12,053	5,132	2,945	10,406	651	66,974	2,646	69,620
Expenses
Policyholder benefits and claims and policyholder dividends	26,165	5,185	2,623	1,176	6,970	73	42,192	480	42,672
Interest credited to policyholder account balances	1,984	1,710	332	98	905	—	5,029	1,435	6,464
Capitalization of DAC	(484)	(1,913)	(396)	(505)	(28)	(12)	(3,338)	(20)	(3,358)
Amortization of DAC and VOBA	475	1,288	291	428	299	6	2,787	109	2,896
Amortization of negative VOBA	—	(25)	—	(8)	—	—	(33)	—	(33)
Interest expense on debt	10	—	3	—	8	934	955	—	955
Other expenses	4,075	3,818	1,443	1,399	969	1,074	12,778	451	13,229
Total expenses	32,225	10,063	4,296	2,588	9,123	2,075	60,370	2,455	62,825
Provision for income tax expense (benefit)	724	585	227	75	249	(1,201)	659	227	886
Adjusted earnings	$2,838	$1,405	$609	$282	$1,034	$(223)	5,945
Adjustments to:
Total revenues							2,646
Total expenses							(2,455)
Provision for income tax (expense) benefit							(227)
Net income (loss)							$5,909		$5,909

At December 31, 2019	U.S.	Asia (1)	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Total assets	$266,174	$161,018	$75,069	$27,281	$175,199	$35,722	$740,463
Separate account assets	$75,929	$9,250	$52,018	$5,639	$45,609	$—	$188,445
Separate account liabilities	$75,929	$9,250	$52,018	$5,639	$45,609	$—	$188,445
__________________
(1)Total assets includes $134.0 billion of assets from the Company’s Japan operations which represents 18% of total consolidated assets.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

Year Ended December 31, 2018	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$28,186	$6,766	$2,760	$2,131	$3,879	$118	$43,840	$—	$43,840
Universal life and investment-type product policy fees	1,053	1,630	1,050	431	1,218	—	5,382	120	5,502
Net investment income	6,977	3,317	1,239	293	5,379	178	17,383	(1,217)	16,166
Other revenues	821	51	35	66	250	333	1,556	324	1,880
Net investment gains (losses)	—	—	—	—	—	—	—	(298)	(298)
Net derivative gains (losses)	—	—	—	—	—	—	—	851	851
Total revenues	37,037	11,764	5,084	2,921	10,726	629	68,161	(220)	67,941
Expenses
Policyholder benefits and claims and policyholder dividends	27,765	5,326	2,602	1,127	6,833	80	43,733	174	43,907
Interest credited to policyholder account balances	1,790	1,465	394	100	944	—	4,693	(680)	4,013
Capitalization of DAC	(449)	(1,915)	(377)	(468)	(36)	(8)	(3,253)	(1)	(3,254)
Amortization of DAC and VOBA	477	1,302	209	434	332	6	2,760	215	2,975
Amortization of negative VOBA	—	(39)	(1)	(15)	—	—	(55)	(1)	(56)
Interest expense on debt	12	—	6	—	9	1,032	1,059	63	1,122
Other expenses	3,902	3,840	1,421	1,378	1,081	907	12,529	398	12,927
Total expenses	33,497	9,979	4,254	2,556	9,163	2,017	61,466	168	61,634
Provision for income tax expense (benefit)	736	548	238	88	308	(825)	1,093	86	1,179
Adjusted earnings	$2,804	$1,237	$592	$277	$1,255	$(563)	5,602
Adjustments to:
Total revenues							(220)
Total expenses							(168)
Provision for income tax (expense) benefit							(86)
Net income (loss)							$5,128		$5,128

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)
The following table presents total premiums, universal life and investment-type product policy fees and other revenues by major product groups of the Company’s segments, as well as Corporate & Other:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Life insurance	$21,256	$20,759	$20,550
Accident & health insurance	15,346	15,159	14,489
Annuities	7,916	8,590	10,990
Property and casualty insurance	3,589	3,716	3,651
Other	1,379	1,456	1,542
Total	$49,486	$49,680	$51,222
The following table presents total premiums, universal life and investment-type product policy fees and other revenues associated with the Company’s U.S. and foreign operations:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
U.S.	$34,717	$34,433	$36,078
Foreign:
Japan	6,750	6,608	6,435
Other	8,019	8,639	8,709
Total	$49,486	$49,680	$51,222

Revenues derived from any customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2020 and 2019. Revenues derived from one U.S. segment customer were $6.0 billion for the year ended December 31, 2018, which represented 12% of consolidated premiums, universal life and investment-type product policy fees and other revenues. The revenue was from a single premium received for a pension risk transfer. Revenues derived from any other customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the year ended December 31, 2018.
3. Acquisition and Dispositions
Acquisition
Acquisition of Versant Health
On December 30, 2020, the Company completed its acquisition of all of the issued and outstanding capital stock of Versant Health, Inc. (“Versant Health”), a managed vision care company, for $1.8 billion in an all-cash transaction. Versant Health owns the well-established marketplace brands, Davis Vision and Superior Vision.
Of the purchase price, $323 million and $95 million was allocated to the fair value of tangible assets acquired and liabilities assumed, respectively, at the acquisition date. The tangible assets primarily included $189 million of cash.
Additionally, $890 million was allocated to goodwill, $790 million was allocated to VOCRA, and $115 million was allocated to other intangibles. The goodwill recorded includes the certain expected synergies, assembled workforce and other benefits that management believes will result from combining the operations of Versant Health with the operations of MetLife, including strengthening and differentiating the Company’s vision benefit offering, reported in the U.S. segment, with one of the industry’s broadest networks of providers and plan options. The value of VOCRA, included in other assets, reflects the estimated fair value of the expected future profits associated with Versant Health’s customer relationships acquired. VOCRA will be amortized over the assets’ useful lives ranging from nine to 15 years.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
3. Acquisition and Dispositions (continued)
The allocated purchase price also included deferred tax liabilities of $217 million, which are attributable to the intangible assets and liabilities, excluding goodwill, established at the acquisition date. No portion of goodwill is expected to be deductible for tax purposes.
The valuation of the assets acquired and liabilities assumed is preliminary and subject to revision as more detailed analyses are completed. If additional information about the estimated fair value of assets acquired and liabilities assumed becomes available, the Company may further revise the preliminary purchase price allocation as soon as practicable, but no later than one year from the acquisition date.
Total revenue of Versant Health represented less than 2% of pro forma total revenue of MetLife for each of the years ended December 31, 2020, 2019 and 2018 when evaluated as though the acquisition had occurred at the beginning of the earliest period presented.
Dispositions
Pending Disposition of Metropolitan Property and Casualty Insurance Company
In December 2020, the Company entered into a definitive agreement to sell its wholly-owned subsidiary, Metropolitan Property and Casualty Insurance Company and certain of its wholly-owned subsidiaries (collectively, “MetLife P&C”) to Farmers Group, Inc. for $3.9 billion in cash. In addition, the Company and the Farmers Exchanges have established a 10-year strategic partnership through which the Farmers Insurance Group will offer its personal line products on MetLife’s U.S. Group Benefits platform which will commence when the transaction closes. MetLife P&C results of operations are reported in the U.S. segment adjusted earnings through December 31, 2020. The transaction is expected to close in the second quarter of 2021 and is subject to regulatory approvals and satisfaction of other closing conditions.
The pending disposition meets the criteria for held-for-sale accounting but does not meet the criteria to be classified as discontinued operations. As a result, the related assets and liabilities are included in the separate held-for-sale line items of the asset and liability sections of the consolidated balance sheet. The following table summarizes the assets and liabilities held-for-sale at December 31, 2020:

December 31, 2020
(In millions)
Assets:
Fixed maturity securities available-for-sale	$4,096
Equity securities	57
Mortgage loans	355
Other invested assets	29
Total investments	4,537
Cash and cash equivalents	765
Accrued investment income	38
Premiums, reinsurance and other receivables	1,411
Deferred policy acquisition costs	196
Goodwill	328
Other assets	143
Total assets held-for-sale	$7,418

Liabilities:
Future policy benefits	$3,506
Other policy-related balances	33
Payables for collateral under securities loaned and other transactions	862
Other liabilities	249
Total liabilities held-for-sale	$4,650

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
3. Acquisition and Dispositions (continued)
MetLife P&C income (loss) before provision for income tax as reflected in the consolidated statement of operations was $399 million, $291 million and $367 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Disposition of Joint-stock Company MetLife Insurance Company
In December 2020, the Company entered into an agreement to sell its wholly-owned Russian subsidiary, the Joint-stock Company MetLife Insurance Company (“MetLife Russia”). In connection with the pending sale, a loss of $133 million, net of income tax, was recorded for the year ended December 31, 2020 and is reflected in net investment gains (losses). At December 31, 2020, MetLife Russia represented $382 million of total assets in the EMEA segment. MetLife Russia results of operations are reported in the EMEA segment adjusted earnings through December 31, 2020. In January 2021, the Company completed the sale of MetLife Russia.
Disposition of MetLife Seguros de Retiro S.A.
In October 2020, the Company sold one of its wholly-owned Argentinian subsidiaries, MetLife Seguros de Retiro S.A. (“MetLife Seguros de Retiro”). In connection with the sale, a loss of $162 million, net of income tax, was recorded for the year ended December 31, 2020. This loss was comprised of a $130 million pre-tax loss, which was reflected in net investment gains (losses). Additionally, the $162 million loss included a $32 million net tax charge, which was recorded in the provision for income tax expense (benefit) and included previously deferred tax items and losses which are not recognized for tax purposes. At December 31, 2019, MetLife Seguros de Retiro represented $237 million of total assets in the Latin America segment. MetLife Seguros de Retiro’s results of operations were reported in the Latin America segment adjusted earnings through June 30, 2020. See Note 2 for information on accounting for divested businesses.
Disposition of MetLife Limited and Metropolitan Life Insurance Company of Hong Kong Limited
In June 2019, the Company entered into a definitive agreement to sell its two wholly-owned subsidiaries, MetLife Limited and Metropolitan Life Insurance Company of Hong Kong Limited (collectively, “MetLife Hong Kong”). As a result of the agreement, a loss of $140 million, net of income tax, was recorded for the year ended December 31, 2019. This loss was comprised of a $100 million pre-tax loss, which was reflected in net investment gains (losses) and included allocated goodwill of $71 million. Additionally, the $140 million loss included a $40 million net tax charge, which was recorded in the provision for income tax expense (benefit) and included previously deferred tax items and losses which are not recognized for tax purposes. At December 31, 2019, MetLife Hong Kong represented $2.9 billion of total assets in the Asia segment. MetLife Hong Kong’s results of operations were reported in the Asia segment adjusted earnings through June 30, 2019. See Note 2 for information on accounting for divested businesses. In June 2020, the Company completed the sale and recorded a gain of $11 million, net of income tax, for the year ended December 31, 2020, which resulted in a total loss on the sale of $129 million, net of income tax.
Separation of Brighthouse
On August 4, 2017, MetLife, Inc. completed the separation of Brighthouse Financial, Inc. and its subsidiaries (“Brighthouse”) through a distribution of 96,776,670 shares of Brighthouse Financial, Inc. common stock outstanding, representing approximately 80.8% of those shares, to the MetLife, Inc. common shareholders (the “Separation”). MetLife, Inc. retained the remaining outstanding shares of Brighthouse Financial, Inc. common stock and recognized its investment in Brighthouse Financial, Inc. common stock based on the NASDAQ reported market price. In June 2018, the Company sold Brighthouse Financial, Inc. common stock (“FVO Brighthouse Common Stock”) in exchange for $944 million aggregate principal amount of MetLife, Inc. senior notes, which MetLife, Inc. canceled. The Company recorded $327 million of mark-to-market and disposition losses on the FVO Brighthouse Common Stock to net investment gains (losses) for the year ended December 31, 2018. At December 31, 2018, the Company no longer held any shares of Brighthouse Financial, Inc. for its own account; however, certain insurance company separate accounts managed by the Company held shares of Brighthouse Financial, Inc. See Note 13 for further information on this transaction.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance
Insurance Liabilities
Insurance liabilities are comprised of future policy benefits, policyholder account balances and other policy-related balances. Information regarding insurance liabilities by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2020	2019
	(In millions)
U.S.	$162,524	$150,327
Asia	126,912	118,027
Latin America	16,849	15,911
EMEA	17,252	16,951
MetLife Holdings	103,937	101,945
Corporate & Other	1,459	1,546
Total	$428,933	$404,707
Future policy benefits are measured as follows:

Product Type:	Measurement Assumptions:
Participating life
Aggregate of (i) net level premium reserves for death and endowment policy benefits (calculated based upon the non-forfeiture interest rate, ranging from 3% to 7% for U.S. businesses and less than 1% to 11% for non-U.S. businesses and mortality rates guaranteed in calculating the cash surrender values described in such contracts); and (ii) the liability for terminal dividends for U.S. businesses.

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

Individual and group traditional fixed annuities after annuitization	Present value of future expected payments. Interest rate assumptions used in establishing such liabilities range from 1% to 11% for U.S. businesses and less than 1% to 9% for non-U.S. businesses.
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

Participating business represented 3% of the Company’s life insurance in-force at both December 31, 2020 and 2019. Participating policies represented 14%, 15% and 14% of gross traditional life insurance premiums for the years ended December 31, 2020, 2019 and 2018, respectively.
Policyholder account balances are equal to: (i) policy account values, which consist of an accumulation of gross premium payments and investment performance; (ii) credited interest, ranging from less than 1% to 8% for U.S. businesses and less than 1% to 12% for non-U.S. businesses, less expenses, mortality charges and withdrawals; and (iii) fair value adjustments relating to business combinations.

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)
Information regarding the liabilities for guarantees (excluding base policy liabilities and embedded derivatives) relating to annuity and universal and variable life contracts was as follows:

	Annuity Contracts		Universal and Variable Life Contracts
	GMDBs and GMWBs	GMIBs	Secondary Guarantees	Paid-Up Guarantees	Total
	(In millions)
Direct and Assumed:
Balance at January 1, 2018	$528	$720	$3,188	$347	$4,783
Incurred guaranteed benefits (1)	(78)	178	291	12	403
Paid guaranteed benefits	(22)	—	(37)	—	(59)
Balance at December 31, 2018	428	898	3,442	359	5,127
Incurred guaranteed benefits (1)	62	(3)	358	68	485
Paid guaranteed benefits	(25)	(1)	(38)	—	(64)
Balance at December 31, 2019	465	894	3,762	427	5,548
Incurred guaranteed benefits (1)	195	240	602	26	1,063
Paid guaranteed benefits	(21)	(5)	(99)	(45)	(170)
Balance at December 31, 2020	$639	$1,129	$4,265	$408	$6,441
Ceded:
Balance at January 1, 2018	$34	$6	$241	$242	$523
Incurred guaranteed benefits	(38)	4	28	9	3
Paid guaranteed benefits	4	—	—	—	4
Balance at December 31, 2018	—	10	269	251	530
Incurred guaranteed benefits	(4)	—	80	30	106
Paid guaranteed benefits	4	—	—	—	4
Balance at December 31, 2019	—	10	349	281	640
Incurred guaranteed benefits	(11)	(3)	96	43	125
Paid guaranteed benefits	9	—	(18)	(32)	(41)
Balance at December 31, 2020	$(2)	$7	$427	$292	$724
Net:
Balance at January 1, 2018	$494	$714	$2,947	$105	$4,260
Incurred guaranteed benefits	(40)	174	263	3	400
Paid guaranteed benefits	(26)	—	(37)	—	(63)
Balance at December 31, 2018	428	888	3,173	108	4,597
Incurred guaranteed benefits	66	(3)	278	38	379
Paid guaranteed benefits	(29)	(1)	(38)	—	(68)
Balance at December 31, 2019	465	884	3,413	146	4,908
Incurred guaranteed benefits	206	243	506	(17)	938
Paid guaranteed benefits	(30)	(5)	(81)	(13)	(129)
Balance at December 31, 2020	$641	$1,122	$3,838	$116	$5,717
__________________
(1)Secondary guarantees include the effects of foreign currency translation of $125 million, $23 million and $62 million at December 31, 2020, 2019 and 2018, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)
Information regarding the Company’s guarantee exposure, which includes direct and assumed business, but excludes offsets from hedging or ceded reinsurance, if any, was as follows at:

	December 31,
	2020				2019
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts:
Variable Annuity Guarantees:
Total account value (1), (2), (3)	$65,044		$24,170		$64,506		$24,036
Separate account value (1)	$42,585		$22,370		$41,305		$22,291
Net amount at risk (2)	$1,579	(4)	$614	(5)	$1,572	(4)	$584	(5)
Average attained age of contractholders	68 years		66 years		67 years		65 years
Other Annuity Guarantees:
Total account value (1), (3)	N/A		$6,030		N/A		$5,671
Net amount at risk	N/A		$459	(6)	N/A		$408	(6)
Average attained age of contractholders	N/A		50 years		N/A		51 years

	December 31,
	2020		2019
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts:
Total account value (1), (3)	$13,426	$2,808	$11,937	$2,940
Net amount at risk (7)	$82,940	$13,557	$86,221	$14,500
Average attained age of policyholders	54 years	65 years	53 years	65 years
__________________
(1)The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.
(2)Includes amounts, which are not reported on the consolidated balance sheets, from assumed variable annuity guarantees from the Company’s former operating joint venture in Japan.
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
Guarantees — Separate Accounts
Account balances of contracts with guarantees were invested in separate account asset classes as follows at:

	December 31,
	2020	2019
	(In millions)
Fund Groupings:
Equity	$28,581	$25,097
Balanced	18,385	19,014
Bond	5,567	5,565
Money Market	149	117
Total	$52,682	$49,793
Obligations Under Funding Agreements
The Company issues fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain unconsolidated special purpose entities that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. For the years ended December 31, 2020, 2019 and 2018, the Company issued $40.4 billion, $37.3 billion and $41.8 billion, respectively, and repaid $36.7 billion, $36.4 billion and $43.7 billion, respectively, of such funding agreements. At December 31, 2020 and 2019, liabilities for funding agreements outstanding, which are included in policyholder account balances, were $39.9 billion and $34.6 billion, respectively.
Certain of the Company’s subsidiaries are or were members of regional FHLBs. Holdings of common stock of regional FHLBs, included in other invested assets, were as follows at:

	December 31,
	2020	2019
	(In millions)
FHLB of New York	$812	$737
FHLB of Des Moines	$2	$4
FHLB of Pittsburgh	$—	$35

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)
Certain subsidiaries have also entered into funding agreements with regional FHLBs and a subsidiary of the Federal Agricultural Mortgage Corporation, a federally chartered instrumentality of the U.S. (“Farmer Mac”). The liability for such funding agreements is included in policyholder account balances. Information related to such funding agreements was as follows at:

	Liability		Collateral
	December 31,
	2020	2019	2020		2019
	(In millions)
FHLB of New York (1)	$16,200	$14,445	$18,539	(2)	$16,570	(2)
Farmer Mac (3)	$2,375	$2,550	$2,450		$2,670
FHLB of Des Moines (1)	$50	$100	$72	(2)	$141	(2)
FHLB of Pittsburgh (1)	$—	$775	$—		$895	(2)
__________________
(1)Represents funding agreements issued to the applicable regional FHLB in exchange for cash and for which such regional FHLB has been granted a lien on certain assets, some of which are in the custody of such regional FHLB, including residential mortgage-backed securities (“RMBS”), to collateralize obligations under such funding agreements. The applicable subsidiary of the Company is permitted to withdraw any portion of the collateral in the custody of such regional FHLB as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by such subsidiary, the applicable regional FHLB’s recovery on the collateral is limited to the amount of such subsidiary’s liability to such regional FHLB.
(2)Advances are collateralized by mortgage-backed securities. The amount of collateral presented is at estimated fair value.
(3)Represents funding agreements issued to a subsidiary of Farmer Mac. The obligations under these funding agreements are secured by a pledge of certain eligible agricultural mortgage loans and may, under certain circumstances, be secured by other qualified collateral. The amount of collateral presented is at carrying value.
Liabilities for Unpaid Claims and Claim Expenses
The following is information about incurred and paid claims development by segment at December 31, 2020. Such amounts are presented net of reinsurance, and are not discounted. The tables present claims development and cumulative claim payments by incurral year. The development tables are only presented for significant short-duration product liabilities within each segment. Where practical, up to 10 years of history has been provided. In order to eliminate potential fluctuations related to foreign exchange rates, liabilities and payments denominated in a foreign currency have been translated using the 2020 year end spot rates for all periods presented. The information about incurred and paid claims development prior to 2020 is presented as supplementary information.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)
U.S.
Group Life - Term

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance										At December 31, 2020
	For the Years Ended December 31,										Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(Dollars in millions)
2011	$6,318	$6,290	$6,293	$6,269	$6,287	$6,295	$6,294	$6,295	$6,297	$6,299	$1	208,202
2012		6,503	6,579	6,569	6,546	6,568	6,569	6,569	6,572	6,574	1	209,960
2013			6,637	6,713	6,719	6,720	6,730	6,720	6,723	6,724	1	212,572
2014				6,986	6,919	6,913	6,910	6,914	6,919	6,920	3	215,388
2015					7,040	7,015	7,014	7,021	7,024	7,025	3	217,729
2016						7,125	7,085	7,095	7,104	7,105	6	218,487
2017							7,432	7,418	7,425	7,427	9	257,925
2018								7,757	7,655	7,646	14	242,815
2019									7,935	7,900	23	239,317
2020										8,913	757	206,427
Total										72,533
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										(70,179)
All outstanding liabilities for incurral years prior to 2011, net of reinsurance										18
Total unpaid claims and claim adjustment expenses, net of reinsurance										$2,372

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	(Unaudited)
Incurral Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(In millions)
2011	$4,982	$6,194	$6,239	$6,256	$6,281	$6,290	$6,292	$6,295	$6,296	$6,297
2012		5,132	6,472	6,518	6,532	6,558	6,565	6,566	6,569	6,572
2013			5,216	6,614	6,664	6,678	6,711	6,715	6,720	6,721
2014				5,428	6,809	6,858	6,869	6,902	6,912	6,915
2015					5,524	6,913	6,958	6,974	7,008	7,018
2016						5,582	6,980	7,034	7,053	7,086
2017							5,761	7,292	7,355	7,374
2018								6,008	7,521	7,578
2019									6,178	7,756
2020										6,862
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										$70,179
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration at December 31, 2020:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Group Life - Term	78.2%	20.0%	0.7%	0.2%	0.5%	0.1%	—%	—%	—%	—%

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)
Group Long-Term Disability

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance										At December 31, 2020
	For the Years Ended December 31,										Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(Dollars in millions)
2011	$955	$916	$894	$914	$924	$923	$918	$917	$914	$910	$—	21,644
2012		966	979	980	1,014	1,034	1,037	1,021	1,015	1,011	—	20,086
2013			1,008	1,027	1,032	1,049	1,070	1,069	1,044	1,032	—	21,138
2014				1,076	1,077	1,079	1,101	1,109	1,098	1,097	—	22,852
2015					1,082	1,105	1,093	1,100	1,087	1,081	—	21,209
2016						1,131	1,139	1,159	1,162	1,139	—	17,967
2017							1,244	1,202	1,203	1,195	—	16,313
2018								1,240	1,175	1,163	7	15,135
2019									1,277	1,212	33	15,044
2020										1,253	630	8,387
Total										11,093
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										(5,657)
All outstanding liabilities for incurral years prior to 2011, net of reinsurance										1,543
Total unpaid claims and claim adjustment expenses, net of reinsurance										$6,979

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	(Unaudited)
Incurral Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(In millions)
2011	$44	$217	$337	$411	$478	$537	$588	$635	$670	$703
2012		43	229	365	453	524	591	648	694	730
2013			43	234	382	475	551	622	676	722
2014				51	266	428	526	609	677	732
2015					50	264	427	524	601	665
2016						49	267	433	548	628
2017							56	290	476	579
2018								54	314	497
2019									57	342
2020										59
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										$5,657
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration at December 31, 2020:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Group Long-Term Disability	4.6%	20.0%	14.6%	8.9%	7.2%	6.4%	5.4%	4.7%	3.7%	3.6%
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
For Group Life - Term and Group Long-Term Disability, first year incurred claims and allocated loss adjustment expenses increased in 2020 compared to the 2019 incurral year due to the growth in the size of the business.
There were no significant changes in methodologies for the year ended December 31, 2020. The assumptions used in calculating the unpaid claims and claim adjustment expenses for Group Life - Term and Group Long-Term Disability are updated annually to reflect emerging trends in claim experience.
No additional premiums or return premiums have been accrued as a result of the prior year development.
Liabilities for Group Life - Term unpaid claims and claim adjustment expenses are not discounted.
The liabilities for Group Long-Term Disability unpaid claims and claim adjustment expenses were $6.0 billion at both December 31, 2020 and 2019. Using interest rates ranging from 3% to 8%, based on the incurral year, the total discount applied to these liabilities was $1.2 billion at both December 31, 2020 and 2019. The amount of interest accretion recognized was $452 million, $470 million and $509 million for the years ended December 31, 2020, 2019 and 2018, respectively. These amounts were reflected in policyholder benefits and claims.
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
The incurred and paid claims disclosed for the Group Life - Term product includes activity related to the product’s continued protection feature; however, the associated actuarial reserve for future benefit obligations under this feature is excluded from the liability for unpaid claims.
The Group Long-Term Disability IBNR, included in the development tables above, was developed using discounted cash flows, and is presented on a discounted basis.
Asia
Group Disability & Group Life

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance										At December 31, 2020
	For the Years Ended December 31,										Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(Dollars in millions)
2011	$63	$66	$87	$87	$93	$123	$130	$127	$120	$118	$3	3,561
2012		96	103	101	117	117	121	132	125	124	5	5,586
2013			147	148	171	166	165	174	174	177	12	6,503
2014				292	275	252	253	265	260	261	25	6,706
2015					276	264	267	260	272	275	27	6,570
2016						231	235	221	236	239	32	4,472
2017							299	278	286	307	52	5,052
2018								365	333	347	110	5,097
2019									394	369	175	4,530
2020										438	341	2,429
Total										2,655
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										(1,874)
All outstanding liabilities for incurral years prior to 2011, net of reinsurance										11
Total unpaid claims and claim adjustment expenses, net of reinsurance										$792

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	(Unaudited)
Incurral Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(In millions)
2011	$12	$40	$53	$66	$80	$100	$107	$110	$114	$115
2012		30	64	84	97	105	110	112	115	119
2013			43	98	120	134	147	161	157	166
2014				69	142	177	199	224	225	237
2015					80	152	190	205	232	248
2016						65	133	152	190	206
2017							87	157	208	255
2018								96	176	237
2019									106	194
2020										97
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										$1,874
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration at December 31, 2020:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Group Disability & Group Life	24.8%	26.1%	13.6%	10.6%	8.6%	7.0%	2.5%	3.3%	3.3%	0.8%
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
There were no significant changes in methodologies for the year ended December 31, 2020. The assumptions used in calculating the unpaid claims and claim adjustment expenses for Group Disability and Group Life are updated annually to reflect emerging trends in claim experience.
No additional premiums or return premiums have been accrued as a result of the prior year development.
The liabilities for unpaid claims and claim adjustment expenses were $1.0 billion and $814 million at December 31, 2020 and 2019, respectively. These amounts were discounted using interest rates ranging from 1% to 7%, based on the incurral year. The total discount applied to these liabilities was $68 million and $52 million at December 31, 2020 and 2019, respectively. The amount of interest accretion recognized was $24 million, $20 million and $19 million for the years ended December 31, 2020, 2019 and 2018, respectively. These amounts were reflected in policyholder benefits and claims.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)
Latin America
Protection Life

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance										At December 31, 2020
	For the Years Ended December 31,										Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(Dollars in millions)
2011	$129	$201	$207	$208	$208	$208	$204	$207	$207	$207	$—	27,458
2012		138	187	191	193	193	191	192	193	195	—	27,645
2013			150	212	218	219	218	220	221	221	—	32,040
2014				226	345	354	323	326	327	328	—	40,796
2015					295	424	395	399	399	401	—	46,605
2016						313	409	420	427	428	—	40,431
2017							323	314	314	313	(1)	32,201
2018								300	290	288	1	30,565
2019									325	297	10	32,072
2020										490	201	26,643
Total										3,168
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										(2,772)
All outstanding liabilities for incurral years prior to 2011, net of reinsurance										8
Total unpaid claims and claim adjustment expenses, net of reinsurance										$404

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	(Unaudited)
Incurral Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(In millions)
2011	$127	$197	$202	$203	$203	$203	$204	$204	$206	$206
2012		136	184	188	190	190	189	190	192	192
2013			147	205	210	210	209	211	213	214
2014				201	301	306	309	313	315	316
2015					240	339	360	367	373	376
2016						221	395	414	421	424
2017							191	286	302	306
2018								151	257	268
2019									169	257
2020										213
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										$2,772
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration at December 31, 2020:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Protection Life	58.4%	30.8%	3.4%	1.0%	0.5%	0.4%	0.6%	0.5%	0.5%	—%

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)
Protection Health

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance										At December 31, 2020
	For the Years Ended December 31,										Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(Dollars in millions)
2011	$212	$236	$238	$239	$239	$239	$236	$236	$236	$237	$—	106,659
2012		205	230	232	233	233	232	232	232	232	—	100,420
2013			222	251	252	253	250	250	250	251	—	104,293
2014				231	257	259	257	256	255	256	—	97,855
2015					198	225	227	226	225	225	—	87,290
2016						260	299	296	297	297	1	106,170
2017							376	350	351	350	2	120,810
2018								403	423	401	4	143,040
2019									134	175	9	127,651
2020										486	44	103,841
Total										2,910
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										(2,808)
All outstanding liabilities for incurral years prior to 2011, net of reinsurance										4
Total unpaid claims and claim adjustment expenses, net of reinsurance										$106

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	(Unaudited)
Incurral Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(In millions)
2011	$212	$236	$238	$238	$239	$239	$236	$236	$236	$237
2012		205	230	232	233	233	232	232	232	232
2013			222	251	252	253	250	250	250	250
2014				229	255	257	253	253	253	254
2015					198	225	224	225	225	225
2016						244	292	295	295	296
2017							307	346	348	349
2018								344	392	395
2019									113	159
2020										411
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										$2,808
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration at December 31, 2020:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Protection Health	84.9%	13.4%	0.6%	—%	(0.1%)	(0.1)%	(0.2%)	—%	—%	0.4%

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
There were no significant changes in methodologies or assumptions for the year ended December 31, 2020. The assumptions used in calculating the unpaid claims and claim adjustment expenses for Protection Life and Protection Health are updated annually to reflect emerging trends in claim experience.
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

	December 31, 2020
	(In millions)
Short-Duration:
Unpaid claims and allocated claims adjustment expenses, net of reinsurance:
U.S.:
Group Life - Term	$2,372
Group Long-Term Disability	6,979
Total		$9,351
Asia - Group Disability & Group Life		792
Latin America:
Protection Life	404
Protection Health	106
Total		510
Other insurance lines - all segments combined		1,991
Total unpaid claims and allocated claims adjustment expenses, net of reinsurance		12,644

Reinsurance recoverables on unpaid claims:
U.S.:
Group Life - Term	12
Group Long-Term Disability	128
Total		140
Asia - Group Disability & Group Life		313
Latin America:
Protection Life	8
Protection Health	12
Total		20
Other insurance lines - all segments combined		437
Total reinsurance recoverable on unpaid claims		910
Total unpaid claims and allocated claims adjustment expense		13,554
Unallocated claims adjustment expenses		2
Discounting		(1,254)
Liability for unpaid claims and claim adjustment liabilities - short-duration		12,302
Liability for unpaid claims and claim adjustment liabilities - all long-duration lines		6,289
Total liability for unpaid claims and claim adjustment expense (included in future policy benefits and other policy-related balances) (1)		$18,591
__________________
(1)Excludes unpaid claims and allocated claims adjustment expense reclassified to liabilities held-for-sale. See Note 3 for information on the pending disposition of MetLife P&C.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Balance at January 1,	$19,216	$17,788	$17,094
Less: Reinsurance recoverables	2,377	2,332	2,198
Net balance at January 1,	16,839	15,456	14,896
Incurred related to:
Current year	27,272	27,093	24,571
Prior years (1)	192	313	454
Total incurred	27,464	27,406	25,025
Paid related to:
Current year	(20,230)	(20,141)	(18,757)
Prior years	(6,241)	(5,882)	(5,708)
Total paid	(26,471)	(26,023)	(24,465)
Reclassified to liabilities held-for-sale (2)	(1,658)	—	—
Net balance at December 31,	16,174	16,839	15,456
Add: Reinsurance recoverables	2,417	2,377	2,332
Balance at December 31,	$18,591	$19,216	$17,788
__________________
(1)For the years ended December 31, 2020, 2019 and 2018, claims and claim adjustment expenses associated with prior years increased due to events incurred in prior years but reported in the current year.
(2)See Note 3 for information on the pending disposition of MetLife P&C.
Separate Accounts
Separate account assets and liabilities include two categories of account types: pass-through separate accounts totaling $149.0 billion and $142.5 billion at December 31, 2020 and 2019, respectively, for which the policyholder assumes all investment risk, and separate accounts for which the Company contractually guarantees either a minimum return or account value to the policyholder which totaled $51.0 billion and $45.9 billion at December 31, 2020 and 2019, respectively. The latter category consisted primarily of guaranteed interest contracts (“GICs”). The average interest rate credited on these contracts was 2.55% and 2.92% at December 31, 2020 and 2019, respectively.
For the years ended December 31, 2020, 2019 and 2018, there were no investment gains (losses) on transfers of assets from the general account to the separate accounts.

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)
Information regarding DAC and VOBA was as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
DAC:
Balance at January 1,	$14,790	$15,570	$14,789
Capitalizations	3,013	3,358	3,254
Amortization related to:
Net investment gains (losses) and net derivative gains (losses)	(152)	(117)	(109)
Other expenses	(2,773)	(2,534)	(2,599)
Total amortization	(2,925)	(2,651)	(2,708)
Unrealized investment gains (losses)	(1,312)	(1,461)	511
Effect of foreign currency translation and other	76	(26)	(276)
Reclassified to assets held-for-sale (1)	(196)	—	—
Balance at December 31,	13,446	14,790	15,570
VOBA:
Balance at January 1,	3,043	3,325	3,630
Amortization related to:
Net investment gains (losses) and net derivative gains (losses)	(2)	—	—
Other expenses	(233)	(245)	(267)
Total amortization	(235)	(245)	(267)
Unrealized investment gains (losses)	(4)	(4)	10
Effect of foreign currency translation and other	139	(33)	(48)
Balance at December 31,	2,943	3,043	3,325
Total DAC and VOBA:
Balance at December 31,	$16,389	$17,833	$18,895
__________________
(1)See Note 3 for information on the pending disposition of MetLife P&C.
Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2020	2019
	(In millions)
U.S.	$434	$649
Asia	9,333	9,764
Latin America	2,092	2,038
EMEA	1,787	1,701
MetLife Holdings	2,712	3,656
Corporate & Other	31	25
Total	$16,389	$17,833

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)
Information regarding other intangibles was as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
DSI:
Balance at January 1,	$158	$210	$220
Capitalization	6	7	7
Amortization	(37)	(39)	(33)
Unrealized investment gains (losses)	(18)	(20)	16
Effect of foreign currency translation	(1)	—	—
Balance at December 31,	$108	$158	$210

VODA and VOCRA:
Balance at January 1,	$335	$384	$459
Acquisitions (1)	814	—	—
Amortization	(41)	(42)	(47)
Effect of foreign currency translation	(9)	(7)	(28)
Balance at December 31,	$1,099	$335	$384
Accumulated amortization	$475	$434	$392

Negative VOBA:
Balance at January 1,	$750	$779	$827
Amortization	(45)	(33)	(56)
Effect of foreign currency translation and other	33	4	8
Balance at December 31,	$738	$750	$779
Accumulated amortization	$3,308	$3,263	$3,230
__________________
(1)Primarily related to the acquisition of Versant Health. See Note 3.
The estimated future amortization expense (credit) to be reported in other expenses for the next five years is as follows:

	VOBA	VODA and VOCRA	Negative VOBA
	(In millions)
2021	$221	$94	$(42)
2022	$215	$88	$(39)
2023	$205	$85	$(38)
2024	$200	$82	$(36)
2025	$187	$81	$(35)
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
The Company’s RIS business has engaged in reinsurance activities on an opportunistic basis. In 2020, a U.S. life insurance subsidiary of the Company began reinsuring longevity risks for certain pension products issued by unaffiliated providers located in the United Kingdom (“U.K.”).
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
Reinsurance Recoverables
The Company reinsures its business through a diversified group of well-capitalized reinsurers. The Company analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with its reinsurers. The Company monitors ratings and evaluates the financial strength of its reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at December 31, 2020 and 2019, were not significant. A U.S. life insurance subsidiary of the Company also secured collateral from its counterparties to mitigate counterparty default risk related to its longevity reinsurance agreements.
The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $3.8 billion and $3.6 billion of unsecured reinsurance recoverable balances at December 31, 2020 and 2019, respectively.
At December 31, 2020, the Company had $6.6 billion of net ceded reinsurance recoverables. Of this total, $4.2 billion, or 64%, were with the Company’s five largest ceded reinsurers, including $2.0 billion of net ceded reinsurance recoverables which were unsecured. At December 31, 2019, the Company had $6.7 billion of net ceded reinsurance recoverables. Of this total, $4.3 billion, or 64%, were with the Company’s five largest ceded reinsurers, including $1.7 billion of net ceded reinsurance recoverables which were unsecured.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
6. Reinsurance (continued)
The amounts on the consolidated statements of operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Premiums
Direct premiums	$42,201	$42,513	$44,199
Reinsurance assumed	2,032	2,020	2,021
Reinsurance ceded	(2,199)	(2,298)	(2,380)
Net premiums	$42,034	$42,235	$43,840
Universal life and investment-type product policy fees
Direct universal life and investment-type product policy fees	$6,122	$6,109	$6,008
Reinsurance assumed	50	56	86
Reinsurance ceded	(569)	(562)	(592)
Net universal life and investment-type product policy fees	$5,603	$5,603	$5,502
Policyholder benefits and claims
Direct policyholder benefits and claims	$42,221	$42,094	$43,456
Reinsurance assumed	1,745	1,584	1,583
Reinsurance ceded	(2,505)	(2,217)	(2,383)
Net policyholder benefits and claims	$41,461	$41,461	$42,656
Other expenses
Direct other expenses	$13,013	$13,559	$13,704
Reinsurance assumed	371	382	321
Reinsurance ceded	(234)	(252)	(311)
Net other expenses	$13,150	$13,689	$13,714
The amounts on the consolidated balance sheets include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

	December 31,
	2020				2019
	Direct	Assumed	Ceded	Total Balance Sheet	Direct	Assumed	Ceded	Total Balance Sheet
	(In millions)
Assets
Premiums, reinsurance and other receivables	$5,032	$2,107	$10,731	$17,870	$6,814	$2,190	$11,439	$20,443
Deferred policy acquisition costs and value of business acquired	16,482	230	(323)	16,389	17,822	301	(290)	17,833
Total assets	$21,514	$2,337	$10,408	$34,259	$24,636	$2,491	$11,149	$38,276
Liabilities
Future policy benefits	$203,000	$3,656	$—	$206,656	$191,403	$3,506	$—	$194,909
Policyholder account balances	204,906	270	—	205,176	192,328	299	—	192,627
Other policy-related balances	15,769	1,332	—	17,101	15,806	1,351	14	17,171
Other liabilities	16,283	2,417	4,914	23,614	16,165	2,402	5,612	24,179
Total liabilities	$439,958	$7,675	$4,914	$452,547	$415,702	$7,558	$5,626	$428,886

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
6. Reinsurance (continued)
Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on reinsurance were $1.8 billion and $2.5 billion at December 31, 2020 and 2019, respectively. The deposit liabilities on reinsurance were $1.4 billion at both December 31, 2020 and 2019.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
7. Closed Block (continued)
Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	December 31,
	2020	2019
	(In millions)
Closed Block Liabilities
Future policy benefits	$38,758	$39,379
Other policy-related balances	321	423
Policyholder dividends payable	337	432
Policyholder dividend obligation	2,969	2,020
Deferred income tax liability	130	79
Other liabilities	172	81
Total closed block liabilities	42,687	42,414
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	27,186	25,977
Equity securities, at estimated fair value	24	49
Contractholder-directed equity securities and fair value option securities, at estimated fair value	—	53
Mortgage loans	6,807	7,052
Policy loans	4,355	4,489
Real estate and real estate joint ventures	559	544
Other invested assets	468	314
Total investments	39,399	38,478
Cash and cash equivalents	—	448
Accrued investment income	402	419
Premiums, reinsurance and other receivables	50	75
Current income tax recoverable	28	91
Total assets designated to the closed block	39,879	39,511
Excess of closed block liabilities over assets designated to the closed block	2,808	2,903
AOCI:
Unrealized investment gains (losses), net of income tax	3,524	2,453
Unrealized gains (losses) on derivatives, net of income tax	23	97
Allocated to policyholder dividend obligation, net of income tax	(2,346)	(1,596)
Total amounts included in AOCI	1,201	954
Maximum future earnings to be recognized from closed block assets and liabilities	$4,009	$3,857
Information regarding the closed block policyholder dividend obligation was as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Balance at January 1,	$2,020	$428	$2,121
Change in unrealized investment and derivative gains (losses)	949	1,592	(1,693)
Balance at December 31,	$2,969	$2,020	$428

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
7. Closed Block (continued)
Information regarding the closed block revenues and expenses was as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Revenues
Premiums	$1,498	$1,580	$1,672
Net investment income	1,596	1,740	1,758
Net investment gains (losses)	(25)	(7)	(71)
Net derivative gains (losses)	(17)	12	22
Total revenues	3,052	3,325	3,381
Expenses
Policyholder benefits and claims	2,330	2,291	2,475
Policyholder dividends	791	924	968
Other expenses	104	111	117
Total expenses	3,225	3,326	3,560
Revenues, net of expenses before provision for income tax expense (benefit)	(173)	(1)	(179)
Provision for income tax expense (benefit)	(36)	(2)	(39)
Revenues, net of expenses and provision for income tax expense (benefit)	$(137)	$1	$(140)
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
Investment Risks and Uncertainties
Investments are exposed to the following primary sources of risk: credit, interest rate, liquidity, market valuation, currency and real estate risk. The financial statement risks, stemming from such investment risks, are those associated with the determination of estimated fair values, the diminished ability to sell certain investments in times of strained market conditions, the recognition of ACL and impairments, the recognition of income on certain investments and the potential consolidation of VIEs. The use of different methodologies, assumptions and inputs relating to these financial statement risks may have a material effect on the amounts presented within the consolidated financial statements.
The determination of ACL and impairments is highly subjective and is based upon quarterly evaluations and assessments of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available.
The recognition of income on certain investments (e.g. structured securities, including mortgage-backed securities, asset-backed securities (“ABS”), certain structured investment transactions and FVO Securities) is dependent upon certain factors such as prepayments and defaults, and changes in such factors could result in changes in amounts to be earned.
Fixed Maturity Securities AFS
Fixed Maturity Securities AFS by Sector
The following table presents the fixed maturity securities AFS by sector. U.S. corporate and foreign corporate sectors include redeemable preferred stock. RMBS includes agency, prime, alternative and sub-prime mortgage-backed securities. ABS includes securities collateralized by corporate loans and consumer loans. Municipals includes taxable and tax-exempt revenue bonds and, to a much lesser extent, general obligations of states, municipalities and political subdivisions. Commercial mortgage-backed securities (“CMBS”) primarily includes securities collateralized by multiple commercial mortgage loans. RMBS, ABS and CMBS are collectively, “Structured Products.” In accordance with new credit loss guidance adopted January 1, 2020, securities that incurred a credit loss after December 31, 2019 and were still held as of

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)
December 31, 2020, are presented net of ACL. In accordance with previous guidance, both the temporary loss and OTTI loss are presented for securities that were in an unrealized loss position as of December 31, 2019.

	December 31, 2020					December 31, 2019
	Amortized Cost		Gross Unrealized (1)		Estimated Fair Value	Amortized Cost	Gross Unrealized			Estimated Fair Value
Sector		ACL	Gains	Losses			Gains	Temporary Losses	OTTI Losses (2)
	(In millions)
U.S. corporate	$79,788	$(44)	$13,924	$252	$93,416	$79,115	$8,943	$305	$—	$87,753
Foreign government	63,243	(21)	8,883	406	71,699	58,840	8,710	321	—	67,229
Foreign corporate	60,995	(16)	8,897	468	69,408	59,342	5,540	717	—	64,165
U.S. government and agency	39,094	—	8,095	89	47,100	37,586	4,604	106	—	42,084
RMBS	28,415	—	2,062	42	30,435	27,051	1,535	72	(33)	28,547
ABS	16,963	—	231	75	17,119	14,547	83	88	—	14,542
Municipals	10,982	—	2,746	6	13,722	11,081	2,001	29	—	13,053
CMBS	11,331	—	681	102	11,910	10,093	396	42	—	10,447
Total fixed maturity securities AFS	$310,811	$(81)	$45,519	$1,440	$354,809	$297,655	$31,812	$1,680	$(33)	$327,820
__________________
(1)Excludes gross unrealized gains (losses) related to assets held-for-sale; however, the corresponding unrealized gains (losses) are included in AOCI as no component of equity is held-for-sale. See Note 3 for information on the pending disposition of MetLife P&C.
(2)Noncredit OTTI losses included in AOCI in an unrealized gain position are due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”
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
Maturities of Fixed Maturity Securities AFS
The amortized cost, net of ACL, and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at December 31, 2020:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost, net of ACL	$14,784	$49,294	$59,170	$130,773	$56,709	$310,730
Estimated fair value	$14,935	$52,294	$67,613	$160,503	$59,464	$354,809
Actual maturities may differ from contractual maturities due to the exercise of call or prepayment options. Fixed maturity securities AFS not due at a single maturity date have been presented in the year of final contractual maturity. Structured Products are shown separately, as they are not due at a single maturity.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)
Continuous Gross Unrealized Losses for Fixed Maturity Securities AFS by Sector
The following table presents the estimated fair value and gross unrealized losses of fixed maturity securities AFS in an unrealized loss position by sector and aggregated by length of time that the securities have been in a continuous unrealized loss position. Included in the table below are securities without an ACL as of December 31, 2020, in accordance with new credit loss guidance adopted January 1, 2020. Also included in the table below are all securities in an unrealized loss position as of December 31, 2019, in accordance with previous guidance.

	December 31, 2020				December 31, 2019
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
Sector & Credit Quality	Estimated Fair Value	Gross Unrealized Losses (1)	Estimated Fair Value	Gross Unrealized Losses (1)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$4,338	$196	$506	$50	$3,817	$107	$2,226	$198
Foreign government	6,795	305	836	100	3,295	149	1,490	172
Foreign corporate	4,856	321	1,255	147	3,188	133	5,873	584
U.S. government and agency	4,619	87	33	2	5,391	97	196	9
RMBS	1,531	27	152	14	2,341	25	584	14
ABS	3,428	26	2,842	49	3,692	22	4,843	66
Municipals	273	6	—	—	1,156	29	1	—
CMBS	1,887	63	612	39	1,926	16	487	26
Total fixed maturity securities AFS	$27,727	$1,031	$6,236	$401	$24,806	$578	$15,700	$1,069
Investment grade	24,572	829	5,841	350	22,838	437	13,813	821
Below investment grade	3,155	202	395	51	1,968	141	1,887	248
Total fixed maturity securities AFS	$27,727	$1,031	$6,236	$401	$24,806	$578	$15,700	$1,069
Total number of securities in an unrealized loss position	2,177		690		2,153		1,411
________________
(1)Excludes gross unrealized losses related to assets held-for-sale; however, the corresponding unrealized losses are included in AOCI as no component of equity is held-for-sale. See Note 3 for information on the pending disposition of MetLife P&C.

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
After the adoption of new credit loss guidance on January 1, 2020, in periods subsequent to the recognition of an initial ACL on a security, the Company reassesses credit loss quarterly. Subsequent increases or decreases in the expected cash flow from the security result in corresponding decreases or increases in the ACL which are recorded within net investment gains (losses); however, the previously recorded ACL is not reduced to an amount below zero. Full or partial write-offs are deducted from the ACL in the period the security, or a portion thereof, is considered uncollectible. Recoveries of amounts previously written off are recorded to the ACL in the period received. When the

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)
Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost, any ACL is written off and the amortized cost is written down to estimated fair value through a charge within net investment gains (losses), which becomes the new amortized cost of the security.
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
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL decreased $215 million for the year ended December 31, 2020 to $1.4 billion primarily due to decreases in interest rates and movement in foreign currency exchange rates, partially offset by widening credit spreads.
Gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater were $401 million at December 31, 2020, or 28% of the total gross unrealized losses on securities without an ACL.
Investment Grade Fixed Maturity Securities AFS
Of the $401 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $350 million, or 87%, were related to 600 investment grade securities. Unrealized losses on investment grade securities are principally related to widening credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities AFS
Of the $401 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $51 million, or 13%, were related to 90 below investment grade securities. Unrealized losses on below investment grade securities are principally related to U.S. and foreign corporate securities (primarily industrial and consumer), foreign government securities and CMBS and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty, as well as with respect to fixed-rate securities, rising interest rates since purchase. Management evaluates U.S. corporate and foreign corporate securities based on factors such as expected cash flows, financial condition and near-term and long-term prospects of the issuers. Management evaluates foreign government securities based on factors impacting the issuers such as expected cash flows, financial condition of the issuers and any country specific economic conditions or public sector programs to restructure foreign government securities. Management evaluates CMBS based on actual and projected cash flows after considering the quality of underlying collateral, credit enhancements, expected prepayment speeds, current and forecasted loss severity, the payment terms of the underlying assets backing a particular security and the payment priority within the tranche structure of the security.
Current Period Evaluation
At December 31, 2020, with respect to securities in an unrealized loss position without an ACL, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Based on the Company’s current evaluation of its securities in an unrealized loss position without an ACL, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at December 31, 2020.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)
Future provisions for credit loss will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings and collateral valuation.
Rollforward of Allowance for Credit Loss for Fixed Maturity Securities AFS By Sector
The rollforward of ACL for fixed maturity securities AFS by sector for the year ended December 31, 2020 is as follows:

	U.S. Corporate	Foreign Government	Foreign Corporate	RMBS	Total
	(In millions)
Balance at January 1,	$—	$—	$—	$—	$—
Additions:
ACL not previously recorded	81	139	18	2	240
Changes for securities with previously recorded ACL	(5)	(5)	(2)	(2)	(14)
Reductions:
Securities sold or exchanged	(31)	(102)	—	—	(133)
Securities intended/required to be sold prior to recovery of amortized cost basis	(1)	—	—	—	(1)
Disposition (1)	—	(11)	—	—	(11)
Balance at December 31,	$44	$21	$16	$—	$81
________________
(1)In connection with the disposition of MetLife Seguros de Retiro, ACL was reduced by $11 million. See Note 3.
Equity Securities
Equity securities are summarized by security type as follows at:

	December 31, 2020		December 31, 2019
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
Security Type
	(Dollars in millions)
Common stock	$779	72.2%	$944	70.3%
Non-redeemable preferred stock	300	27.8	398	29.7
Total equity securities	$1,079	100.0%	$1,342	100.0%

Contractholder-Directed Equity Securities and FVO Securities
As described more fully in Note 1, Unit-linked and FVO Securities include three categories of investments for which the FVO has been elected, or are otherwise required to be carried at estimated fair value.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	December 31,
	2020		2019
Portfolio Segment	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$52,434	62.5%	$49,624	61.6%
Agricultural	18,128	21.6	16,695	20.7
Residential	13,782	16.4	14,316	17.8
Total amortized cost	84,344	100.5	80,635	100.1
Allowance for credit loss	(590)	(0.7)	(353)	(0.4)
Subtotal mortgage loans, net	83,754	99.8	80,282	99.7
Residential — FVO	165	0.2	188	0.2
Total mortgage loans held-for-investment, net	83,919	100.0	80,470	99.9
Mortgage loans held-for-sale	—	—	59	0.1
Total mortgage loans, net	$83,919	100.0%	$80,529	100.0%
The Company elects the FVO for certain residential mortgage loans that are managed on a total return basis. See Note 10 for further information.
The amount of net discounts, included within total amortized cost, primarily attributable to residential mortgage loans was $944 million and $867 million at December 31, 2020 and 2019, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at December 31, 2020 and 2019 was $209 million and $188 million; $174 million and $186 million; and $108 million and $94 million, respectively.
Purchases of mortgage loans, primarily residential, were $3.3 billion, $4.8 billion and $3.5 billion for the years ended December 31, 2020, 2019 and 2018, respectively.
Allowance for Credit Loss Rollforward by Portfolio Segment
The changes in the ACL, by portfolio segment, were as follows:

	For the Years Ended December 31,
	2020				2019				2018
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance at January 1,	$246	$52	$55	$353	$238	$46	$58	$342	$214	$41	$59	$314
Provision (release)	124	22	30	176	8	11	7	26	24	5	7	36
Adoption of new credit loss guidance	(118)	35	161	78	—	—	—	—	—	—	—	—
Initial credit losses on PCD loans (1)	—	—	18	18	—	—	—	—	—	—	—	—
Charge-offs, net of recoveries	—	(2)	(32)	(34)	—	(5)	(10)	(15)	—	—	(8)	(8)
Activity due to HFS Transfer	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Balance at December 31,	$252	$106	$232	$590	$246	$52	$55	$353	$238	$46	$58	$342
__________________
(1)Represents the initial credit losses on purchased mortgage loans accounted for as purchased financial assets with credit deterioration (“PCD”).

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)
Allowance for Credit Loss Methodology
After the adoption of new credit loss guidance on January 1, 2020, the Company records an allowance for expected lifetime credit loss in an amount that represents the portion of the amortized cost basis of mortgage loans that the Company does not expect to collect, resulting in mortgage loans being presented at the net amount expected to be collected. In determining the Company’s ACL, management: (i) pools mortgage loans that share similar risk characteristics, (ii) considers expected lifetime credit loss over the contractual term of its mortgage loans adjusted for expected prepayments and any extensions, and (iii) considers past events and current and forecasted economic conditions. Each of the Company’s commercial, agricultural and residential mortgage loan portfolio segments are evaluated separately. The ACL is calculated for each mortgage loan portfolio segment based on inputs unique to each loan portfolio segment. On a quarterly basis, mortgage loans within a portfolio segment that share similar risk characteristics, such as internal risk ratings or consumer credit scores, are pooled for calculation of ACL. On an ongoing basis, mortgage loans with dissimilar risk characteristics (i.e., loans with significant declines in credit quality), collateral dependent mortgage loans (i.e., when the borrower is experiencing financial difficulty, including when foreclosure is reasonably possible or probable) and reasonably expected troubled debt restructurings (“TDRs”) (i.e., the Company grants concessions to borrower that is experiencing financial difficulties) are evaluated individually for credit loss. The ACL for loans evaluated individually are established using the same methodologies for all three portfolio segments. For example, the ACL for a collateral dependent loan is established as the excess of amortized cost over the estimated fair value of the loan’s underlying collateral, less selling cost when foreclosure is probable. Accordingly, the change in the estimated fair value of collateral dependent loans, which are evaluated individually for credit loss, is recorded as a change in the ACL which is recorded on a quarterly basis as a charge or credit to earnings in net investment gains (losses).
In accordance with the previous guidance, evaluation and measurement methodologies in determining the ACL were similar, except: (i) credit loss was recognized when incurred (when it was probable, based on current information and events, that all amounts due under the loan agreement would not be collected), (ii) pooling of loans with similar risk characteristics was permitted, but not required, (iii) forecasts of economic conditions were not considered in the evaluation, (iv) measurement of the expected lifetime credit loss over the contractual term, or expected term, was not considered in the measurement, and (v) the credit loss for loans evaluated individually could also be determined using either discounted cash flows using the loans’ original effective interest rate or observable market prices.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)
Commercial and Agricultural Mortgage Loan Portfolio Segments
Commercial and agricultural mortgage loan ACL are calculated in a similar manner. Within each loan portfolio segment, commercial and agricultural, loans are pooled by internal risk rating. Estimated lifetime loss rates, which vary by internal risk rating, are applied to the amortized cost of each loan, excluding accrued investment income, on a quarterly basis to develop the ACL. Internal risk ratings are based on an assessment of the loan’s credit quality, which can change over time. The estimated lifetime loss rates are based on several loan portfolio segment-specific factors, including (i) the Company’s experience with defaults and loss severity, (ii) expected default and loss severity over the forecast period, (iii) current and forecasted economic conditions including growth, inflation, interest rates and unemployment levels, (iv) loan specific characteristics including loan-to-value (“LTV”) ratios, and (v) internal risk ratings. These evaluations are revised as conditions change and new information becomes available. The Company uses its several decades of historical default and loss severity experience which capture multiple economic cycles. The Company uses a forecast of economic assumptions for a two-year period for most of its commercial and agricultural mortgage loans, while a one-year period is used for loans originated in certain markets. After the applicable forecast period, the Company reverts to its historical loss experience using a straight-line basis over two years. For evaluations of commercial mortgage loans, in addition to historical experience, management considers factors that include the impact of a rapid change to the economy, which may not be reflected in the loan portfolio, recent loss and recovery trend experience as compared to historical loss and recovery experience, and loan specific characteristics including debt service coverage ratios (“DSCR”). In estimating expected lifetime credit loss over the term of its commercial mortgage loans, the Company adjusts for expected prepayment and extension experience during the forecast period using historical prepayment and extension experience considering the expected position in the economic cycle and the loan profile (i.e., floating rate, shorter-term fixed rate and longer-term fixed rate) and after the forecast period using long-term historical prepayment experience. For evaluations of agricultural mortgage loans, in addition to historical experience, management considers factors that include increased stress in certain sectors, which may be evidenced by higher delinquency rates, or a change in the number of higher risk loans. In estimating expected lifetime credit loss over the term of its agricultural mortgage loans, the Company’s experience is much less sensitive to the position in the economic cycle and by loan profile; accordingly, historical prepayment experience is used, while extension terms are not prevalent with the Company’s agricultural mortgage loans.
Commercial mortgage loans are reviewed on an ongoing basis, which review includes, but is not limited to, an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis, estimated valuations of the underlying collateral, LTV ratios, DSCR and tenant creditworthiness. The monitoring process focuses on higher risk loans, which include those that are classified as restructured, delinquent or in foreclosure, as well as loans with higher LTV ratios and lower DSCR. Agricultural mortgage loans are reviewed on an ongoing basis, which review includes, but is not limited to, property inspections, market analysis, estimated valuations of the underlying collateral, LTV ratios and borrower creditworthiness, as well as reviews on a geographic and property-type basis. The monitoring process for agricultural mortgage loans also focuses on higher risk loans.
For commercial mortgage loans, the primary credit quality indicator is the DSCR, which compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the DSCR, the higher the risk of experiencing a credit loss. The Company also reviews the LTV ratio of its commercial mortgage loan portfolio. LTV ratios compare the unpaid principal balance of the loan to the estimated fair value of the underlying collateral. Generally, the higher the LTV ratio, the higher the risk of experiencing a credit loss. The DSCR and the values utilized in calculating the ratio are updated routinely. In addition, the LTV ratio is routinely updated for all but the lowest risk loans as part of the Company’s ongoing review of its commercial mortgage loan portfolio.
For agricultural mortgage loans, the Company’s primary credit quality indicator is the LTV ratio. The values utilized in calculating this ratio are developed in connection with the ongoing review of the agricultural mortgage loan portfolio and are routinely updated.
Commitments to lend: After loans are approved, the Company makes commitments to lend and, typically, borrowers draw down on some or all of the commitments. The timing of mortgage loan funding is based on the commitment expiration dates. A liability for credit loss for unfunded commercial and agricultural mortgage loan commitments is recorded within net investment gains (losses). The liability is based on estimated lifetime loss rates as described above and the amount of the outstanding commitments, which for lines of credit, considers estimated utilization rates. When the commitment is funded or expires, the liability is adjusted accordingly.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)
Residential Mortgage Loan Portfolio Segment
The Company’s residential mortgage loan portfolio is comprised primarily of purchased closed end, amortizing residential mortgage loans, including both performing loans purchased within 12 months of origination and reperforming loans purchased after they have been performing for at least 12 months post-modification. Residential mortgage loans are pooled by loan type (i.e., new origination and reperforming) and pooled by similar risk profiles (including consumer credit score and LTV ratios). Estimated lifetime loss rates, which vary by loan type and risk profile, are applied to the amortized cost of each loan excluding accrued investment income on a quarterly basis to develop the ACL. The estimated lifetime loss rates are based on several factors, including (i) industry historical experience and expected results over the forecast period for defaults, (ii) loss severity, (iii) prepayment rates, (iv) current and forecasted economic conditions including growth, inflation, interest rates and unemployment levels, and (v) loan pool specific characteristics including consumer credit scores, LTV ratios, payment history and home prices. These evaluations are revised as conditions change and new information becomes available. The Company uses industry historical experience which captures multiple economic cycles as the Company has purchased most of its residential mortgage loans in the last five years. The Company uses a forecast of economic assumptions for a two-year period for most of its residential mortgage loans. After the applicable forecast period, the Company immediately reverts to industry historical loss experience.
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
Mortgage Loan Concessions
In response to the adverse economic impact of the COVID-19 Pandemic, during 2020 the Company granted concessions to certain of its commercial, agricultural and residential mortgage loan borrowers, including payment deferrals and other loan modifications. The Company has elected the option under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Consolidated Appropriations Act, 2021 and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) (“Interagency Statement”) issued by bank regulatory agencies, not to account for or report qualifying concessions as TDRs and not to classify such loans as either past due or nonaccrual during the payment deferral period. Additionally, in accordance with the FASB’s published response to a COVID-19 Pandemic technical inquiry, the Company continues to accrue interest income on such loans that have deferred payment. The Company records an ACL on this accrued interest income.
Commercial
For some commercial mortgage loan borrowers (principally in the retail and hotel sectors), the Company granted concessions which were primarily interest and principal payment deferrals generally ranging from three to four months and, to a much lesser extent, maturity date extensions. Deferred commercial mortgage loan interest and principal payments were $66 million at December 31, 2020.
Agricultural
For some agricultural mortgage loan borrowers (principally in the annual crops and agribusiness sectors), the Company granted concessions which were primarily principal payment deferrals generally ranging from three to 12 months, and covenant changes and, to a much lesser extent, maturity date extensions. Deferred agricultural mortgage loan interest and principal payments were $6 million at December 31, 2020.
Residential
For some residential mortgage loan borrowers, the Company granted concessions which were primarily three-month interest and principal payment deferrals. Deferred residential mortgage loan interest and principal payments were $37 million at December 31, 2020.
Troubled Debt Restructurings
The Company assesses loan concessions prior to the issuance of, or outside the scope of, the CARES Act, the Consolidated Appropriations Act, 2021 and the Interagency Statement on a case-by-case basis to evaluate whether a TDR has occurred. The Company may grant concessions to borrowers experiencing financial difficulties which, if not

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)
significant, are not classified as TDRs, while more significant concessions are classified as TDRs. Generally, the types of concessions include: reduction of the contractual interest rate, extension of the maturity date at an interest rate lower than current market interest rates, and/or a reduction of accrued interest. The amount, timing and extent of the concessions granted are considered in determining any ACL recorded.
For both years ended December 31, 2020 and 2019, the Company did not have commercial mortgage loans modified in a troubled debt restructuring.
For the year ended December 31, 2020, the Company did not have a significant amount of agricultural mortgage loans modified in a troubled debt restructuring. For the year ended December 31, 2019, the Company had three agricultural mortgage loans modified in a troubled debt restructuring with carrying value of $111 million for both pre-modification and post-modification.
For the year ended December 31, 2020, the Company did not have a significant amount of residential mortgage loans modified in a troubled debt restructuring. For the year ended December 31, 2019, the Company had 396 residential mortgage loans modified in a troubled debt restructuring with carrying value of $97 million and $87 million pre-modification and post-modification, respectively.
For both years ended December 31, 2020 and 2019, the Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring with subsequent payment default.
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at December 31, 2020:

Credit Quality Indicator	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$4,960	$4,793	$5,620	$4,299	$5,103	$9,846	$2,318	$36,939	70.4%
65% to 75%	1,455	4,057	2,450	1,554	960	1,861	—	12,337	23.5
76% to 80%	33	135	62	403	273	281	—	1,187	2.3
Greater than 80%	8	11	248	422	133	1,149	—	1,971	3.8
Total	$6,456	$8,996	$8,380	$6,678	$6,469	$13,137	$2,318	$52,434	100.0%
DSCR:
> 1.20x	$5,896	$8,537	$8,194	$6,133	$6,129	$12,543	$2,318	$49,750	94.9%
1.00x - 1.20x	351	—	18	204	340	492	—	1,405	2.7
<1.00x	209	459	168	341	—	102	—	1,279	2.4
Total	$6,456	$8,996	$8,380	$6,678	$6,469	$13,137	$2,318	$52,434	100.0%
The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at December 31, 2020:

Credit Quality Indicator	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$3,105	$2,240	$3,005	$1,047	$2,529	$3,687	$1,060	$16,673	92.0%
65% to 75%	400	150	85	53	179	461	34	1,362	7.5
76% to 80%	—	—	—	—	—	51	—	51	0.3
Greater than 80%	—	—	—	—	—	42	—	42	0.2
Total	$3,505	$2,390	$3,090	$1,100	$2,708	$4,241	$1,094	$18,128	100%

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)
The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at December 31, 2020:

Credit Quality Indicator	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$606	$2,310	$1,007	$473	$331	$8,499	$—	$13,226	96.0%
Nonperforming (1)	8	91	26	9	8	414	—	556	4.0
Total	$614	$2,401	$1,033	$482	$339	$8,913	$—	$13,782	100.0%
__________________
(1)Includes residential mortgage loans in process of foreclosure of $103 million and $118 million at December 31, 2020 and 2019, respectively.
LTV ratios compare the unpaid principal balance of the loan to the estimated fair value of the underlying collateral. At December 31, 2020, the amortized cost of commercial and agricultural mortgage loans with a LTV ratio in excess of 100% was $650 million, or less than 1% of total commercial and agricultural mortgage loans, however after considering the reduction in carrying value from the related ACL, no loans have a ratio greater than 100%.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both December 31, 2020 and 2019. The Company defines delinquency consistent with industry practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL, by portfolio segment, were as follows:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual
Portfolio Segment	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
	(In millions)
Commercial	$10	$10	$7	$9	$317	$176
Agricultural	252	129	20	7	266	137
Residential	556	452	64	35	534	418
Total	$818	$591	$91	$51	$1,117	$731
The amortized cost for nonaccrual commercial, agricultural and residential mortgage loans at beginning of year 2019 was $176 million, $105 million and $436 million, respectively. The amortized cost for nonaccrual commercial mortgage loans with no ACL was $168 million and $0 at December 31, 2020 and December 31, 2019, respectively. The amortized cost for nonaccrual agricultural mortgage loans with no ACL was $178 million and $93 million at December 31, 2020 and December 31, 2019, respectively. There were no nonaccrual residential mortgage loans without an ACL at either December 31, 2020 or December 31, 2019.
Purchased Investments with Credit Deterioration
Investments that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination are classified as PCD. The amortized cost for PCD investments is the purchase price plus an ACL for the initial estimate of expected lifetime credit losses established upon purchase. Subsequent changes in the ACL on PCD investments are recorded in net investment gains (losses). The non-credit discount or premium is accreted or amortized to net investment income on an effective yield basis.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)
The following table reconciles the contractual principal to the purchase price of PCD investments:

	Year Ended December 31, 2020
	Contractual Principal	ACL at Acquisition	Non-Credit (Discount) Premium	Purchase Price
	(In millions)
PCD residential mortgage loans	$593	$(18)	$(13)	$562
Prior to the adoption of new credit loss guidance for the recognition of credit losses on financial instruments, the Company applied applicable guidance for investments acquired with evidence of credit quality deterioration since origination, known as PCI investments. The Company’s PCI investments had an outstanding principal balance of $3.3 billion at December 31, 2019, which represents the contractually required principal and accrued interest payments whether or not currently due and a carrying value (estimated fair value of the investments plus accrued interest) of $2.7 billion at December 31, 2019. Accretion of accretable yield on PCI investments recognized in net investment income was $178 million and $275 million for the years ended December 31, 2019 and 2018, respectively.
Real Estate and Real Estate Joint Ventures
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method real estate joint ventures. Real estate investments, by income type, as well as income earned, were as follows at and for the periods indicated:

	December 31, 2020	December 31, 2019	Years Ended December 31,
			2020	2019	2018
Income Type	Carrying Value		Income
	(In millions)
Leased real estate investments	$5,450	$4,893	$435	$380	$399
Other real estate investments	419	420	133	192	188
Real estate joint ventures	6,064	5,428	(36)	104	107
Total real estate and real estate joint ventures	$11,933	$10,741	$532	$676	$694
The carrying value of real estate investments acquired through foreclosure was $20 million and $36 million at December 31, 2020 and 2019, respectively. Depreciation expense on real estate investments was $123 million, $100 million and $92 million for the years ended December 31, 2020, 2019 and 2018, respectively. Real estate investments were net of accumulated depreciation of $1.1 billion and $957 million at December 31, 2020 and 2019, respectively.
As a result of the COVID-19 Pandemic, earnings from certain of the Company’s equity method real estate joint ventures were reduced for the year ended December 31, 2020, principally hotel properties. Certain of these real estate joint ventures have granted some lessees COVID-19 Pandemic-related lease concessions. See “— Leases — Lease Concessions.”
Leases
Leased Real Estate Investments - Operating Leases
The Company, as lessor, leases investment real estate, principally commercial real estate for office and retail use, through a variety of operating lease arrangements, which typically include tenant reimbursement for property operating costs and options to renew or extend the lease. In some circumstances, leases may include an option for the lessee to purchase the property. In addition, certain leases of retail space may stipulate that a portion of the income earned is contingent upon the level of the tenants’ revenues. The Company has elected a practical expedient of not separating non-lease components related to reimbursement of property operating costs from associated lease components. These property operating costs have the same timing and pattern of transfer as the related lease component, because they are incurred over the same period of time as the operating lease. Therefore, the combined component is accounted for as a single operating lease. Risk is managed through lessee credit analysis, property type diversification, and geographic diversification. Leased real estate investments and income earned, by property type, were as follows at and for the periods indicated:

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

	December 31, 2020	December 31, 2019	Years Ended December 31,
			2020	2019	2018
Property Type	Carrying Value		Income
	(In millions)
Leased real estate investments:
Office	$2,351	$1,999	$188	$175	$169
Retail	1,147	1,127	93	102	95
Apartment	810	778	62	24	70
Land	621	514	25	21	19
Industrial	332	306	56	46	38
Hotel	96	93	5	7	3
Other	93	76	6	5	5
Total leased real estate investments	$5,450	$4,893	$435	$380	$399
Future contractual receipts under operating leases at December 31, 2020 were $331 million in 2021, $268 million in 2022, $230 million in 2023, $200 million in 2024, $180 million in 2025, $1.2 billion thereafter and, in total, are $2.4 billion.
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
Investment in leveraged and direct financing leases consisted of the following at:

	December 31, 2020		December 31, 2019
	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases
	(In millions)
Lease receivables, net (1)	$597	$2,055	$666	$1,931
Estimated residual values	573	42	751	42
Subtotal	1,170	2,097	1,417	1,973
Unearned income	(318)	(749)	(365)	(726)
Investment in leases, before ACL	852	1,348	1,052	1,247
ACL	(36)	(8)	—	—
Investment in leases, net of ACL	$816	$1,340	$1,052	$1,247
__________________
(1)Future contractual receipts under direct financing leases at December 31, 2020 were $27 million in 2021, $103 million in 2022, $112 million in 2023, $119 million in 2024, $102 million in 2025, $1.6 billion thereafter and, in total $2.1 billion.
Lease receivables are generally due in periodic installments. The payment periods for leveraged leases generally range from one to 11 years but in certain circumstances can be over 11 years, while the payment periods for direct financing leases generally range from one to 25 years but in certain circumstances can be over 25 years. For lease receivables, the

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)
primary credit quality indicator is whether the lease receivable is performing or nonperforming, which is assessed monthly. The Company generally defines nonperforming lease receivables as those that are 90 days or more past due. At both December 31, 2020 and 2019, all leveraged lease receivables were performing. At December 31, 2020 and 2019, 96% and 94% of direct financing lease receivables were performing, respectively.
The deferred income tax liability related to leveraged leases was $287 million and $467 million at December 31, 2020 and 2019, respectively.
The components of income from investment in leveraged and direct financing leases, excluding net investment gains (losses), were as follows:

	Years Ended December 31,
	2020		2019		2018
	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases
	(In millions)
Lease investment income	$39	$106	$48	$109	$47	$95
Less: Income tax expense	8	22	10	23	10	20
Lease investment income, net of income tax	$31	$84	$38	$86	$37	$75
In accordance with new credit loss guidance adopted January 1, 2020, the Company records an allowance for expected lifetime credit loss in an amount that represents the portion of the investment in leases that the Company does not expect to collect, resulting in the investment in leases being presented at the net amount expected to be collected. In determining the ACL, management: (i) pools leases that share similar risk characteristics, (ii) considers expected lifetime credit loss over the contractual term of the lease, and (iii) considers past events and current and forecasted economic conditions. Leases with dissimilar risk characteristics are evaluated individually for credit loss. Expected lifetime credit loss on leveraged lease receivables is estimated using a probability of default and loss given default model, where the probability of default incorporates third party credit ratings of the lessee and the related historical default data. Direct financing leases principally relate to leases of commercial real estate; accordingly, expected lifetime credit loss is estimated on such lease receivables consistent with the methodology for commercial mortgage loans (see “— Mortgage Loans — Allowance for Credit Loss Methodology”). The Company also assesses the non-guaranteed residual values for recoverability by comparison to the current estimated fair value of the leased asset and considers other relevant market information such as independent third-party forecasts, consulting, asset brokerage and investment banking reports and data, comparable market transactions, and factors such as the competitive dynamics impacting specific industries, technological change and obsolescence, government and regulatory rules, tax policy, potential environmental liabilities and litigation.
Prior to the adoption of the new credit loss guidance, lease impairment losses were recorded as incurred. Under the incurred loss model, if all amounts due under the lease agreement would not be collected based on current information and events, an impairment loss was recorded. The impairment loss was recorded as a reduction of the investment in lease and within net investment gains (losses).
Lease Concessions
In response to the adverse economic impact of the COVID-19 Pandemic, the Company granted concessions to certain of its lessees (operating and direct financing leases), primarily in the form of rent deferrals. In accordance with a Question and Answer document issued by the FASB in response to the COVID-19 Pandemic, the Company has elected not to evaluate whether such lease concessions are lease modifications, continues to accrue income on such leases and records rent receivables on real estate operating leases. The rent deferrals generally range from one to six months for operating leases and three to six months for commercial real estate direct financing leases. Deferred rental payments and rental abatements for both operating and direct financing leases were $15 million and $3 million, respectively, at December 31, 2020. The Company has interests in certain unconsolidated real estate joint ventures which have granted COVID-19 Pandemic-related lease concessions.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)
Other Invested Assets
Other invested assets is comprised primarily of freestanding derivatives with positive estimated fair values (see Note 9), tax credit and renewable energy partnerships, annuities funding structured settlement claims and direct financing and leveraged leases.
Tax Credit Partnerships
The carrying value of tax credit partnerships was $1.1 billion and $1.3 billion at December 31, 2020 and 2019, respectively. Losses from tax credit partnerships included within net investment income were $226 million, $240 million and $257 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $9.7 billion and $8.6 billion at December 31, 2020 and 2019, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities AFS and derivatives and the effect on DAC, VOBA, DSI, future policy benefits and the policyholder dividend obligation, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Fixed maturity securities AFS	$44,415	$30,083	$11,381
Derivatives	1,924	2,209	2,127
Other	267	310	290
Subtotal	46,606	32,602	13,798
Amounts allocated from:
Future policy benefits	(7,828)	(1,019)	31
DAC, VOBA and DSI	(4,050)	(2,716)	(1,231)
Policyholder dividend obligation	(2,969)	(2,020)	(428)
Subtotal	(14,847)	(5,755)	(1,628)
Deferred income tax benefit (expense)	(8,009)	(6,850)	(3,505)
Net unrealized investment gains (losses)	23,750	19,997	8,665
Net unrealized investment gains (losses) attributable to noncontrolling interests	(20)	(16)	(10)
Net unrealized investment gains (losses) attributable to MetLife, Inc.	$23,730	$19,981	$8,655

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)
The changes in net unrealized investment gains (losses) were as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Balance at January 1,	$19,981	$8,655	$13,662
Cumulative effects of changes in accounting principles, net of income tax	—	21	1,258
Unrealized investment gains (losses) during the year	14,004	18,778	(10,383)
Unrealized investment gains (losses) relating to:
Future policy benefits	(6,809)	(1,050)	108
DAC, VOBA and DSI	(1,334)	(1,485)	537
Policyholder dividend obligation	(949)	(1,592)	1,693
Deferred income tax benefit (expense)	(1,159)	(3,340)	1,782
Net unrealized investment gains (losses)	23,734	19,987	8,657
Net unrealized investment gains (losses) attributable to noncontrolling interests	(4)	(6)	(2)
Balance at December 31,	$23,730	$19,981	$8,655
Change in net unrealized investment gains (losses)	$3,753	$11,332	$(5,005)
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	(4)	(6)	(2)
Change in net unrealized investment gains (losses) attributable to MetLife, Inc.	$3,749	$11,326	$(5,007)
Concentrations of Credit Risk
Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at estimated fair value at December 31, 2020 and 2019, were in fixed income securities of the Japanese government and its agencies of $35.8 billion and $33.7 billion, respectively, and in fixed income securities of the South Korean government and its agencies of $8.0 billion and $7.3 billion, respectively.
Securities Lending, Repurchase Agreements and FHLB of Boston Advance Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of the outstanding securities lending, repurchase agreements and FHLB of Boston short-term advance agreements is as follows:

	December 31,
	2020			2019
	Securities (1)			Securities (1)
Agreement Type	Estimated Fair Value	Cash Collateral Received from Counterparties (2), (3)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2), (3)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$18,262	$18,628	$18,884	$16,926	$17,369	$17,451
Repurchase agreements	$3,276	$3,210	$3,251	$2,333	$2,310	$2,320
FHLB of Boston advance agreements (4)	$—	$—	$—	$1,083	$800	$843
__________________
(1)Securities on loan or securities pledged in connection with these programs are included within fixed maturity securities AFS and short-term investments.
(2)In connection with securities lending and repurchase agreements, in addition to cash collateral received, the Company received from counterparties non-cash security collateral of $1 million and $0 at December 31, 2020 and 2019, respectively, which is not reflected on the consolidated financial statements.
(3)The liability for cash collateral for these programs is included within payables for collateral under securities loaned and other transactions and other liabilities.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)
(4)Excludes assets held-for-sale and liabilities held-for-sale at December 31, 2020. See Note 3 for information on the pending disposition of MetLife P&C.
Contractual Maturities
A summary of the remaining contractual maturities of securities lending, repurchase agreements and FHLB of Boston short-term advance agreements is as follows:

	December 31,
	2020					2019
	Remaining Maturities					Remaining Maturities
Security Type	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total
	(In millions)
Cash collateral liability by loaned security type:
Securities lending:
U.S. government and agency	$2,946	$10,553	$4,009	$—	$17,508	$2,928	$6,676	$6,663	$—	$16,267
Foreign government	—	291	826	—	1,117	—	259	767	—	1,026
U.S. corporate	3	—	—	—	3	—	—	—	—	—
Agency RMBS	—	—	—	—	—	—	76	—	—	76
Total	$2,949	$10,844	$4,835	$—	$18,628	$2,928	$7,011	$7,430	$—	$17,369
Repurchase agreements:
U.S. government and agency	$—	$3,210	$—	$—	$3,210	$—	$2,310	$—	$—	$2,310
Cash collateral liability by pledged security type: (2)
FHLB of Boston:
Municipals (3)	$—	$—	$—	$—	$—	$—	$250	$475	$75	$800
__________________
(1)The related loaned security could be returned to the Company on the next business day, which would require the Company to immediately return the cash collateral.
(2)The Company is permitted to withdraw any portion of the pledged collateral over the minimum collateral requirement at any time, other than in the event of a default by the Company.
(3)Excludes assets held-for-sale at December 31, 2020. See Note 3 for information on the pending disposition of MetLife P&C.
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

	December 31,
	2020	2019
	(In millions)
Invested assets on deposit (regulatory deposits)	$1,933	$2,034
Invested assets held in trust (collateral financing arrangement and reinsurance agreements)	3,475	2,991
Invested assets pledged as collateral (1)	25,884	24,493
Total invested assets on deposit, held in trust and pledged as collateral	$31,292	$29,518
__________________
(1)    The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 4), derivative transactions (see Note 9), secured debt (see Note 13), and a collateral financing arrangement (see Note 14).
See “— Securities Lending, Repurchase Agreements and FHLB of Boston Advance Agreements” for information regarding securities supporting securities lending, repurchase agreement transactions and FHLB of Boston short-term advance agreements and Note 7 for information regarding investments designated to the closed block. In addition, the Company’s investment in FHLB common stock, which is considered restricted until redeemed by the issuers, was $814 million and $809 million, at redemption value, at December 31, 2020 and 2019, respectively.
Collectively Significant Equity Method Investments
The Company holds investments in real estate joint ventures, real estate funds and other limited partnership interests consisting of leveraged buy-out funds, hedge funds, private equity funds, joint ventures and other funds. The portion of these investments accounted for under the equity method had a carrying value of $17.9 billion at December 31, 2020. The Company’s maximum exposure to loss related to these equity method investments is limited to the carrying value of these investments plus unfunded commitments of $8.0 billion at December 31, 2020. Except for certain real estate joint ventures and certain funds, the Company’s investments in its remaining real estate funds and other limited partnership interests are generally of a passive nature in that the Company does not participate in the management of the entities.
As described in Note 1, the Company generally records its share of earnings in its equity method investments using a three-month lag methodology and within net investment income. Aggregate net investment income from these equity method investments exceeded 10% of the Company’s consolidated pre-tax income (loss) for two of the three most recent annual periods: 2020 and 2019.
The following aggregated summarized financial data reflects the latest available financial information and does not represent the Company’s proportionate share of the assets, liabilities, or earnings of such entities. Aggregate total assets of these entities totaled $704.5 billion and $585.3 billion at December 31, 2020 and 2019, respectively. Aggregate total liabilities of these entities totaled $99.4 billion and $86.1 billion at December 31, 2020 and 2019, respectively. Aggregate net income (loss) of these entities totaled $41.6 billion, $47.0 billion and $52.5 billion for the years ended December 31, 2020, 2019 and 2018, respectively. Aggregate net income (loss) from the underlying entities in which the Company invests is primarily comprised of investment income, including recurring investment income and realized and unrealized investment gains (losses).
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
The following table presents the total assets and total liabilities relating to investment related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	December 31,
	2020		2019
Asset Type	Total Assets (1)	Total Liabilities	Total Assets (1)	Total Liabilities
	(In millions)
Investment funds (1)	$258	$1	$207	$1
Renewable energy partnership (1)	87	—	94	—
Other investments (2)	4	5	10	5
Total	$349	$6	$311	$6
__________________
(1)    Assets of the investment funds and renewable energy partnership primarily consisted of other invested assets.
(2)    Assets of other investments primarily consisted of cash and cash equivalents at December 31, 2020 and other invested assets at December 31, 2019.
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	December 31,
	2020		2019
Asset Type	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured Products (2)	$56,962	$56,962	$51,962	$51,962
U.S. and foreign corporate	3,011	3,011	1,764	1,764
Foreign government	142	142	136	136
Other limited partnership interests	8,355	14,911	6,674	12,016
Other invested assets	1,320	1,404	1,495	1,621
Other investments	619	639	450	497
Total	$70,409	$77,069	$62,481	$67,996
__________________
(1)The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $3 million and $6 million at December 31, 2020 and 2019, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.
(2)For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)
As described in Note 21, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for each of the years ended December 31, 2020, 2019 and 2018.
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
The carrying value and the estimated fair value of residential mortgage loans securitized were $308 million and $313 million, respectively, during 2020, and $443 million and $467 million, respectively, during 2019. Gains on securitizations of $5 million and $24 million for the years ended December 31, 2020 and 2019, respectively, were included within net investment gains (losses). The estimated fair value of RMBS acquired in connection with the securitizations was $43 million and $131 million at December 31, 2020 and 2019, respectively.
See Note 10 for information on how the estimated fair value of mortgage loans and RMBS is determined, the valuation approaches and key inputs, their placement in the fair value hierarchy, and for certain RMBS, quantitative information about the significant unobservable inputs and the sensitivity of their estimated fair value to changes in those inputs.
Net Investment Income
The components of net investment income were as follows:

	Years Ended December 31,
Asset Type	2020	2019	2018
	(In millions)
Investment income:
Fixed maturity securities AFS	$11,304	$11,886	$11,946
Equity securities	50	61	64
FVO Securities (1)	140	184	51
Mortgage loans	3,518	3,782	3,340
Policy loans	498	512	506
Real estate and real estate joint ventures	532	676	694
Other limited partnership interests	1,000	825	731
Cash, cash equivalents and short-term investments	213	457	387
Operating joint ventures	93	84	51
Other	255	348	364
Subtotal	17,603	18,815	18,134
Less: Investment expenses	1,054	1,422	1,285
Subtotal, net	16,549	17,393	16,849
Unit-linked investments (1)	568	1,475	(683)
Net investment income	$17,117	$18,868	$16,166
__________________
(1)Changes in estimated fair value subsequent to purchase for investments still held as of the end of the respective periods and included in net investment income were principally from Unit-linked investments, and were $489 million, $1.0 billion and ($771) million for the years ended December 31, 2020, 2019 and 2018, respectively.
Net investment income from equity method investments, comprised of real estate joint ventures, other limited partnership interests, tax credit and renewable energy partnerships and operating joint ventures, totaled $829 million, $795 million and $592 million for the years ended December 31, 2020, 2019 and 2018, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Years Ended December 31,
Asset Type	2020	2019	2018
	(In millions)
Fixed maturity securities AFS:
Net credit loss (provision) release (1)	$(154)	$(129)	$(40)
Net gains (losses) on sales and disposals	451	396	45
Total gains (losses) on fixed maturity securities AFS	297	267	5
Equity securities:
Net gains (losses) on sales and disposals	16	50	118
Change in estimated fair value (2)	(153)	84	(193)
Total gains (losses) on equity securities	(137)	134	(75)
Mortgage loans	(213)	(11)	(56)
Real estate and real estate joint ventures	7	399	326
Other limited partnership interests	(15)	6	9
Other (3)	198	(142)	(169)
Subtotal	137	653	40
Change in estimated fair value of other limited partnership interest and real estate joint ventures	(4)	(14)	12
Non-investment portfolio gains (losses) (4)	(243)	(195)	(350)
Subtotal	(247)	(209)	(338)
Total net investment gains (losses)	$(110)	$444	$(298)
__________________
(1)Net credit loss provision by sector for foreign government, consumer corporate, industrial corporate, RMBS and finance corporate securities for the year ended December 31, 2019 were ($81) million, ($23) million, ($22) million, ($2) million and ($1) million, respectively. Net credit loss provision by sector for foreign government, consumer corporate, industrial corporate, and finance corporate securities for the year ended December 31, 2018 were ($9) million, ($20) million, ($2) million and ($9) million, respectively. See “— Rollforward of Allowance for Credit Loss for Fixed Maturity Securities AFS By Sector.” Due to the adoption of new credit loss guidance on January 1, 2020, prior period OTTI loss is presented as credit loss.
(2)Changes in estimated fair value subsequent to purchase for equity securities still held as of the end of the period included in net investment gains (losses) were ($127) million, $122 million and ($81) million for the years ended December 31, 2020, 2019 and 2018, respectively.
(3)Other gains (losses) included $129 million reclassified from AOCI to earnings due to the sale of certain investments that were hedged in qualifying cash flow hedges, leveraged lease gain of $87 million and tax credit partnership impairment losses of $9 million for the year ended December 31, 2020. Other gains (losses) included tax credit partnership impairment losses of $92 million, leveraged lease impairment losses of $30 million and a renewable energy partnership disposal gain of $46 million for the year ended December 31, 2019. Other gains (losses) included leveraged lease impairment losses of $105 million and renewable energy partnership disposal losses of $83 million for the year ended December 31, 2018.
(4)See Note 3 for information on the Company’s business dispositions.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were $79 million, ($124) million and ($16) million for the years ended December 31, 2020, 2019 and 2018, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)
Fixed Maturity Securities AFS - Sales and Disposals and Credit Loss
Sales of securities are determined on a specific identification basis. Proceeds from sales or disposals and the components of net investment gains (losses) were as shown in the table below:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Proceeds	$40,809	$51,052	$85,058
Gross investment gains	$1,125	$889	$856
Gross investment (losses)	(674)	(493)	(811)
Net credit loss (provision) release	(154)	(129)	(40)
Net investment gains (losses)	$297	$267	$5
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
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

	Primary Underlying Risk Exposure	December 31,
		2020			2019
			Estimated Fair Value			Estimated Fair Value
		Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$3,186	$3,224	$4	$2,369	$2,667	$2
Foreign currency swaps	Foreign currency exchange rate	1,106	8	78	1,304	16	17
Foreign currency forwards	Foreign currency exchange rate	1,936	24	—	2,336	1	40
Subtotal		6,228	3,256	82	6,009	2,684	59
Cash flow hedges:
Interest rate swaps	Interest rate	4,750	44	—	3,675	145	27
Interest rate forwards	Interest rate	7,377	513	120	7,364	83	144
Foreign currency swaps	Foreign currency exchange rate	38,604	1,549	2,017	36,983	1,627	1,430
Subtotal		50,731	2,106	2,137	48,022	1,855	1,601
NIFO hedges:
Foreign currency forwards	Foreign currency exchange rate	164	—	3	1,059	—	10
Currency options	Foreign currency exchange rate	3,600	70	—	4,200	33	91
Subtotal		3,764	70	3	5,259	33	101
Total qualifying hedges		60,723	5,432	2,222	59,290	4,572	1,761
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	49,561	3,683	38	58,083	2,867	185
Interest rate floors	Interest rate	12,701	350	—	12,701	155	—
Interest rate caps	Interest rate	40,730	13	—	42,622	18	5
Interest rate futures	Interest rate	1,498	—	2	2,423	2	3
Interest rate options	Interest rate	17,746	502	5	27,344	764	1
Interest rate forwards	Interest rate	351	—	10	129	1	2
Interest rate total return swaps	Interest rate	1,048	—	59	1,048	5	49
Synthetic GICs	Interest rate	38,646	—	—	30,341	—	—
Foreign currency swaps	Foreign currency exchange rate	13,265	603	693	13,699	644	461
Foreign currency forwards	Foreign currency exchange rate	15,643	209	310	13,507	50	393
Currency futures	Foreign currency exchange rate	914	3	—	880	7	—
Currency options	Foreign currency exchange rate	1,350	—	—	1,801	—	—
Credit default swaps — purchased	Credit	2,978	9	121	2,944	4	102
Credit default swaps — written	Credit	9,609	196	—	11,520	272	1
Equity futures	Equity market	5,427	14	38	4,540	6	8
Equity index options	Equity market	22,954	834	437	27,105	694	677
Equity variance swaps	Equity market	716	15	12	1,115	23	19
Equity total return swaps	Equity market	3,294	3	282	761	—	70
Total non-designated or nonqualifying derivatives		238,431	6,434	2,007	252,563	5,512	1,976
Total		$299,154	$11,866	$4,229	$311,853	$10,084	$3,737

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both December 31, 2020 and 2019. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Year Ended December 31, 2020
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(10)	$—	$—	$360	$—	$—	N/A
Hedged items	12	—	—	(399)	—	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(46)	98	—	—	—	—	N/A
Hedged items	44	(93)	—	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	(47)	—	—	—	—	N/A
Subtotal	—	(42)	—	(39)	—	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$1,277
Amount of gains (losses) reclassified from AOCI into income	36	121	—	—	—	2	(159)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(445)
Amount of gains (losses) reclassified from AOCI into income	4	851	—	—	—	2	(857)
Foreign currency transaction gains (losses) on hedged items	—	(765)	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(102)
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	40	207	—	—	—	4	(286)
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	N/A	N/A	N/A	N/A	N/A	36
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	(20)
Subtotal	N/A	N/A	N/A	N/A	N/A	N/A	16
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	(6)	—	2,149	55	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	(323)	(3)	—	—	N/A
Credit derivatives — purchased (1)	—	—	(28)	—	—	—	N/A
Credit derivatives — written (1)	—	—	(106)	—	—	—	N/A
Equity derivatives (1)	(28)	—	(1,151)	(203)	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(8)	—	—	—	N/A
Subtotal	(34)	—	533	(151)	—	—	N/A
Earned income on derivatives	217	—	926	190	(152)	—	—
Embedded derivatives (2)	N/A	N/A	(110)	—	N/A	N/A	N/A
Total	$223	$165	$1,349	$—	$(152)	$4	$(270)

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
(2)The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($10) million, ($116) million and $133 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
	(In millions)
Fixed maturity securities AFS	$2,699	$2,736	$(1)	$(1)
Mortgage loans	$952	$1,159	$20	$2
Future policy benefits	$(5,512)	$(4,475)	$(1,307)	$(908)
__________________
(1)Includes ($1) million of hedging adjustments on discontinued hedging relationships at both December 31, 2020 and 2019.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were $21 million, $58 million and $5 million for the years ended December 31, 2020, 2019 and 2018, respectively.
At both the years ended December 31, 2020 and 2019, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed eight years.
At December 31, 2020 and 2019, the balance in AOCI associated with cash flow hedges was $1.9 billion and $2.2 billion, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At December 31, 2020, the Company expected to reclassify $55 million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.

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
At December 31, 2020 and 2019, the cumulative foreign currency translation gain (loss) recorded in AOCI related to NIFO hedges was $164 million and $148 million, respectively. At December 31, 2020 and 2019, the carrying amount of debt designated as a non-derivative hedging instrument was $407 million and $387 million, respectively.
See Note 13 for additional information on foreign-denominated debt.
Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the effects of derivatives on the consolidated statements of operations and comprehensive income (loss) table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $9.6 billion and $11.5 billion at December 31, 2020 and 2019, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At December 31, 2020 and 2019, the Company would have received $196 million and $271 million, respectively, to terminate all of these contracts.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	December 31,
	2020			2019
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$5	$208	2.7	$4	$298	1.7
Credit default swaps referencing indices	27	1,779	2.5	35	2,175	2.2
Subtotal	32	1,987	2.5	39	2,473	2.2
Baa
Single name credit default swaps (3)	3	249	2.5	3	216	1.5
Credit default swaps referencing indices	156	7,318	5.5	203	8,539	5.0
Subtotal	159	7,567	5.4	206	8,755	4.9
Ba
Single name credit default swaps (3)	—	—	—	—	9	5.0
Subtotal	—	—	—	—	9	5.0
B
Single name credit default swaps (3)	—	—	—	—	10	0.5
Credit default swaps referencing indices	5	55	5.0	26	273	5.0
Subtotal	5	55	5.0	26	283	4.8
Total	$196	$9,609	4.8	$271	$11,520	4.3
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	December 31,
	2020		2019
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$11,348	$4,111	$9,574	$3,624
OTC-cleared (1)	593	20	606	81
Exchange-traded	17	40	15	11
Total gross estimated fair value of derivatives presented on the consolidated balance sheets (1)	11,958	4,171	10,195	3,716
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,926)	(2,926)	(2,664)	(2,664)
OTC-cleared	(7)	(7)	(38)	(38)
Exchange-traded	—	—	(2)	(2)
Cash collateral: (3), (4)
OTC-bilateral	(6,842)	—	(5,317)	—
OTC-cleared	(530)	(5)	(560)	(4)
Exchange-traded	—	(23)	—	(5)
Securities collateral: (5)
OTC-bilateral	(1,453)	(1,100)	(1,521)	(935)
OTC-cleared	—	(1)	—	(39)
Exchange-traded	—	(1)	—	(4)
Net amount after application of master netting agreements and collateral	$200	$108	$93	$25
__________________
(1)At December 31, 2020 and 2019, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $92 million and $111 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of ($58) million and ($21) million, respectively.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)
(4)The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At December 31, 2020 and 2019, the Company received excess cash collateral of $265 million and $389 million, respectively, and provided excess cash collateral of $238 million and $266 million, respectively, which is not included in the table above due to the foregoing limitation.
(5)Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at December 31, 2020, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At December 31, 2020 and 2019, the Company received excess securities collateral with an estimated fair value of $231 million and $156 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At December 31, 2020 and 2019, the Company provided excess securities collateral with an estimated fair value of $269 million and $189 million, respectively, for its OTC-bilateral derivatives, $2.1 billion and $1.0 billion, respectively, for its OTC-cleared derivatives, and $318 million and $143 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.
The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the collateral amount owed by that counterparty reaches a minimum transfer amount. All of the Company’s netting agreements for derivatives contain provisions that require both the Company and the counterparty to maintain a specific investment grade credit rating from each of Moody’s and S&P. If a party’s credit or financial strength rating, as applicable, were to fall below that specific investment grade credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement and payment based on such party’s reasonable valuation of the derivatives. A small number of these arrangements also include credit-contingent provisions that include a threshold above which collateral must be posted. Such agreements provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the credit ratings of MetLife, Inc. and/or the counterparty. At December 31, 2020, the amount of collateral not provided by the Company due to the existence of these thresholds was $15 million.
The following table presents the estimated fair value of the Company’s OTC-bilateral derivatives that were in a net liability position after considering the effect of netting agreements, together with the estimated fair value and balance sheet location of the collateral pledged.

	December 31,
	2020			2019
	Derivatives Subject to Credit-Contingent Provisions	Derivatives Not Subject to Credit-Contingent Provisions	Total	Derivatives Subject to Credit-Contingent Provisions	Derivatives Not Subject to Credit-Contingent Provisions	Total
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$1,182	$3	$1,185	$874	$85	$959
Estimated fair value of collateral provided:
Fixed maturity securities AFS	$1,222	$2	$1,224	$983	$80	$1,063
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

		December 31,
	Balance Sheet Location	2020	2019
		(In millions)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$55	$60
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$651	$312
Assumed guaranteed minimum benefits	Policyholder account balances	283	312
Funds withheld on ceded reinsurance	Other liabilities	100	36
Fixed annuities with equity indexed returns	Policyholder account balances	138	130
Other guarantees	Policyholder account balances	24	12
Embedded derivatives within liability host contracts		$1,196	$802

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
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	December 31, 2020 (1)
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$83,214	$10,202	$93,416
Foreign government	—	71,582	117	71,699
Foreign corporate	—	55,509	13,899	69,408
U.S. government and agency	23,180	23,920	—	47,100
RMBS	—	27,133	3,302	30,435
ABS	—	15,734	1,385	17,119
Municipals	—	13,722	—	13,722
CMBS	—	11,308	602	11,910
Total fixed maturity securities AFS	23,180	302,122	29,507	354,809
Equity securities	636	293	150	1,079
Unit-linked and FVO Securities (2)	10,559	2,059	701	13,319
Short-term investments (3)	2,762	568	43	3,373
Residential mortgage loans — FVO	—	—	165	165
Other investments	83	229	573	885
Derivative assets: (4)
Interest rate	—	7,840	489	8,329
Foreign currency exchange rate	3	2,287	176	2,466
Credit	—	180	25	205
Equity market	14	830	22	866
Total derivative assets	17	11,137	712	11,866
Embedded derivatives within asset host contracts (5)	—	—	55	55
Separate account assets (6)	91,850	107,035	1,085	199,970
Total assets (7)	$129,087	$423,443	$32,991	$585,521
Liabilities
Derivative liabilities: (4)
Interest rate	$2	$168	$68	$238
Foreign currency exchange rate	—	3,063	38	3,101
Credit	—	121	—	121
Equity market	38	719	12	769
Total derivative liabilities	40	4,071	118	4,229
Embedded derivatives within liability host contracts (5)	—	—	1,196	1,196
Separate account liabilities (6)	12	8	6	26
Total liabilities	$52	$4,079	$1,320	$5,451

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

	December 31, 2019
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$81,501	$6,252	$87,753
Foreign government	—	67,112	117	67,229
Foreign corporate	—	56,188	7,977	64,165
U.S. government and agency	21,058	21,026	—	42,084
RMBS	3	25,682	2,862	28,547
ABS	—	13,326	1,216	14,542
Municipals	—	13,046	7	13,053
CMBS	—	10,067	380	10,447
Total fixed maturity securities AFS	21,061	287,948	18,811	327,820
Equity securities	794	118	430	1,342
Unit-linked and FVO Securities (2)	10,598	1,879	625	13,102
Short-term investments (3)	2,042	1,108	32	3,182
Residential mortgage loans — FVO	—	—	188	188
Other investments	74	160	455	689
Derivative assets: (4)
Interest rate	2	6,616	89	6,707
Foreign currency exchange rate	7	2,336	35	2,378
Credit	—	244	32	276
Equity market	6	686	31	723
Total derivative assets	15	9,882	187	10,084
Embedded derivatives within asset host contracts (5)	—	—	60	60
Separate account assets (6)	86,790	100,668	987	188,445
Total assets (7)	$121,374	$401,763	$21,775	$544,912
Liabilities
Derivative liabilities: (4)
Interest rate	$3	$220	$195	$418
Foreign currency exchange rate	—	2,324	118	2,442
Credit	—	102	1	103
Equity market	8	747	19	774
Total derivative liabilities	11	3,393	333	3,737
Embedded derivatives within liability host contracts (5)	—	—	802	802
Separate account liabilities (6)	1	14	7	22
Total liabilities	$12	$3,407	$1,142	$4,561
__________________
(1)Excludes amounts for financial instruments reclassified to assets held-for-sale or liabilities held-for-sale. Assets held-for-sale and liabilities held-for-sale are valued on a basis consistent with similar instruments described herein. See Note 3 for information on the pending disposition of MetLife P&C.
(2)Unit-linked and FVO Securities were primarily comprised of Unit-linked investments at both December 31, 2020 and 2019.
(3)Short-term investments as presented in the tables above differ from the amounts presented on the consolidated balance sheets because certain short-term investments are not measured at estimated fair value on a recurring basis.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)
(4)Derivative assets are presented within other invested assets on the consolidated balance sheets and derivative liabilities are presented within other liabilities on the consolidated balance sheets. The amounts are presented gross in the tables above to reflect the presentation on the consolidated balance sheets, but are presented net for purposes of the rollforward in the Fair Value Measurements Using Significant Unobservable Inputs (Level 3) tables.
(5)Embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables and other invested assets on the consolidated balance sheets. Embedded derivatives within liability host contracts are presented within policyholder account balances and other liabilities on the consolidated balance sheets.
(6)Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the estimated fair value of separate account assets. Separate account liabilities presented in the tables above represent derivative liabilities.
(7)Total assets included in the fair value hierarchy exclude other limited partnership interests that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. At December 31, 2020 and 2019, the estimated fair value of such investments was $75 million and $95 million, respectively.
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
The estimated fair value of short-term investments and other investments is determined on a basis consistent with the methodologies described herein for securities.
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

					December 31, 2020				December 31, 2019				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	—	-	186	117	5	-	145	110	Increase
	•	Market pricing	•	Quoted prices (4)	—	-	116	98	25	-	131	100	Increase
	•	Consensus pricing	•	Offered quotes (4)	54	-	104	101	81	-	109	102	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	159	98	—	-	119	95	Increase (5)
ABS	•	Market pricing	•	Quoted prices (4)	1	-	112	100	3	-	119	98	Increase (5)
	•	Consensus pricing	•	Offered quotes (4)	100	-	100	100	99	-	104	100	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	92	-	184	149	190	-	251		Increase (7)
			•	Repurchase rates (8)	(12)	-	1	(6)	(6)	-	6		Decrease (7)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	(309)	-	248	(144)	(125)	-	328		Increase (7)
Credit	•	Present value techniques	•	Credit spreads (9)	96	-	99	98	96	-	100		Decrease (7)
	•	Consensus pricing	•	Offered quotes (10)
Equity market	•	Present value techniques or option pricing models	•	Volatility (11)	21%	-	29%	28%	14%	-	23%		Increase (7)
			•	Correlation (12)	10%	-	30%	10%	10%	-	30%
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.17%	0.06%	0%	-	0.18%		Decrease (13)
				Ages 41 - 60	0.03%	-	0.75%	0.30%	0.03%	-	0.80%		Decrease (13)
				Ages 61 - 115	0.12%	-	100%	1.90%	0.13%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%	6.86%	0.25%	-	100%		Decrease (14)
				Durations 11 - 20	0.50%	-	100%	5.18%	0.50%	-	100%		Decrease (14)
				Durations 21 - 116	0.50%	-	100%	5.18%	0.50%	-	100%		Decrease (14)
			•	Utilization rates	0%	-	22%	0.17%	0%	-	22%		Increase (15)
			•	Withdrawal rates	0%	-	20%	3.98%	0%	-	20%		(16)
			•	Long-term equity volatilities	8.33%	-	27%	18.70%	6.01%	-	30%		Increase (17)
			•	Nonperformance risk spread	0.04%	-	1.18%	0.40%	0.03%	-	1.30%		Decrease (18)
__________________
(1)The weighted average for fixed maturity securities AFS and derivatives is determined based on the estimated fair value of the securities and derivatives. The weighted average for embedded derivatives is determined based on a combination of account values and experience data.
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
(10)At both December 31, 2020 and 2019, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (7)	Foreign Government	Structured Products	Municipals	Equity Securities	Unit-linked and FVO Securities
	(In millions)
Balance, January 1, 2019	$10,467	$138	$4,266	$—	$419	$405
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(49)	—	46	—	47	48
Total realized/unrealized gains (losses) included in AOCI	893	(2)	42	—	—	—
Purchases (3)	3,689	10	1,338	7	65	203
Sales (3)	(870)	(24)	(737)	—	(98)	(39)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	606	20	—	—	—	20
Transfers out of Level 3 (4)	(507)	(25)	(497)	—	(3)	(12)
Balance, December 31, 2019	14,229	117	4,458	7	430	625
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(88)	(2)	49	—	12	67
Total realized/unrealized gains (losses) included in AOCI	1,774	(1)	41	—	—	—
Purchases (3)	5,013	29	1,975	—	11	47
Sales (3)	(1,107)	(8)	(918)	—	(156)	(101)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	4,985	6	127	—	—	154
Transfers out of Level 3 (4), (5)	(705)	(24)	(443)	(7)	(147)	(91)
Balance, December 31, 2020	$24,101	$117	$5,289	$—	$150	$701
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2018 (6)	$1	$1	$70	$—	$(26)	$8
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2019 (6)	$(50)	$—	$44	$—	$39	$48
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2020 (6)	$(48)	$(1)	$54	$—	$2	$69
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2020 (6)	$1,754	$(1)	$47	$—	$—	$—
Gains (Losses) Data for the year ended December 31, 2018:
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	$9	$3	$82	$—	$(36)	$6
Total realized/unrealized gains (losses) included in AOCI	$(745)	$(14)	$(23)	$—	$—	$—

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans - FVO	Other Investments	Net Derivatives (8)	Net Embedded Derivatives (9)	Separate Accounts (10)
	(In millions)
Balance, January 1, 2019	$33	$299	$39	$(225)	$(739)	$937
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	7	—	(108)	274	7
Total realized/unrealized gains (losses) included in AOCI	(1)	—	—	157	(2)	—
Purchases (3)	31	—	416	4	—	191
Sales (3)	(33)	(87)	—	—	—	(151)
Issuances (3)	—	—	—	(2)	—	(3)
Settlements (3)	—	(31)	—	29	(275)	2
Transfers into Level 3 (4)	2	—	—	(1)	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	(3)
Balance, December 31, 2019	32	188	455	(146)	(742)	980
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(7)	9	19	279	(110)	(5)
Total realized/unrealized gains (losses) included in AOCI	4	—	—	761	(34)	—
Purchases (3)	38	—	99	4	—	270
Sales (3)	(17)	(13)	—	—	—	(159)
Issuances (3)	—	—	—	(2)	—	(4)
Settlements (3)	—	(19)	—	(296)	(255)	1
Transfers into Level 3 (4)	9	—	—	—	—	1
Transfers out of Level 3 (4), (5)	(16)	—	—	(6)	—	(5)
Balance, December 31, 2020	$43	$165	$573	$594	$(1,141)	$1,079
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2018 (6)	$(1)	$(15)	$—	$(59)	$(150)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2019 (6)	$—	$(14)	$—	$(129)	$264	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2020 (6)	$(7)	$3	$24	$67	$(124)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2020 (6)	$4	$—	$—	$579	$(33)	$—
Gains (Losses) Data for the year ended December 31, 2018:
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	$(1)	$7	$—	$(161)	$(150)	$7
Total realized/unrealized gains (losses) included in AOCI	$(1)	$—	$—	$(140)	$(15)	$—
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)
(5)Transfers out of Level 3 for the year ended December 31, 2020 included $137 million of corporate securities and $29 million of Structured Products reclassified to assets held-for-sale. See Note 3 for information on the pending disposition of MetLife P&C.
(6)Changes in unrealized gains (losses) included in net income (loss) and included in AOCI relate to assets and liabilities still held at the end of the respective periods. Substantially all changes in unrealized gains (losses) included in net income (loss) for net derivatives and net embedded derivatives are reported in net derivative gains (losses).
(7)Comprised of U.S. and foreign corporate securities.
(8)Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.
(9)Embedded derivative assets and liabilities are presented net for purposes of the rollforward.
(10)Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders within separate account liabilities. Therefore, such changes in estimated fair value are not recorded in net income (loss). For the purpose of this disclosure, these changes are presented within net investment gains (losses). Separate account assets and liabilities are presented net for the purposes of the rollforward.
Fair Value Option
The Company elects the FVO for certain residential mortgage loans that are managed on a total return basis. The following table presents information for residential mortgage loans, which are accounted for under the FVO and were initially measured at fair value.

	December 31,
	2020	2019
	(In millions)
Unpaid principal balance	$172	$209
Difference between estimated fair value and unpaid principal balance	(7)	(21)
Carrying value at estimated fair value	$165	$188
Loans in nonaccrual status	$45	$47
Loans more than 90 days past due	$27	$18
Loans in nonaccrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(13)	$(19)
Nonrecurring Fair Value Measurements
The following table presents information for assets measured at estimated fair value on a nonrecurring basis during the periods and still held at the reporting dates (for example, when there is evidence of impairment). The estimated fair values for these assets were determined using significant unobservable inputs (Level 3).

	At December 31,		Years Ended December 31,
	2020	2019	2020	2019	2018
	Carrying Value After Measurement		Gains (Losses)
	(In millions)
Mortgage loans, net (1)	$408	$52	$(127)	$(2)	$(2)
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	December 31, 2020 (1)
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$83,754	$—	$—	$88,675	$88,675
Policy loans	$9,493	$—	$—	$11,598	$11,598
Other invested assets	$1,188	$—	$814	$374	$1,188
Premiums, reinsurance and other receivables	$2,729	$—	$908	$2,070	$2,978
Other assets	$300	$—	$111	$190	$301
Liabilities
Policyholder account balances	$126,458	$—	$—	$134,569	$134,569
Long-term debt	$14,492	$—	$18,332	$—	$18,332
Collateral financing arrangement	$845	$—	$—	$710	$710
Junior subordinated debt securities	$3,153	$—	$4,604	$—	$4,604
Other liabilities	$2,113	$—	$527	$2,606	$3,133
Separate account liabilities	$115,682	$—	$115,682	$—	$115,682

	December 31, 2019
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$80,341	$—	$—	$83,079	$83,079
Policy loans	$9,680	$—	$326	$11,329	$11,655
Other invested assets	$1,183	$—	$809	$374	$1,183
Premiums, reinsurance and other receivables	$3,678	$—	$1,178	$2,706	$3,884
Other assets	$318	$—	$131	$188	$319
Liabilities
Policyholder account balances	$119,262	$—	$—	$122,998	$122,998
Long-term debt	$13,336	$—	$15,830	$—	$15,830
Collateral financing arrangement	$993	$—	$—	$810	$810
Junior subordinated debt securities	$3,150	$—	$4,405	$—	$4,405
Other liabilities	$2,045	$—	$540	$2,279	$2,819
Separate account liabilities	$110,837	$—	$110,837	$—	$110,837
_________________
(1)Excludes amounts for financial instruments reclassified to assets held-for-sale or liabilities held-for-sale. See Note 3 for information on the pending disposition of MetLife P&C.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
11. Leases
The Company, as lessee, has entered into various lease and sublease agreements primarily for office space. The Company has operating leases with remaining lease terms of less than one year to 14 years. The remaining lease terms for the subleases are less than one year to nine years.
ROU Assets and Lease Liabilities
ROU assets and lease liabilities for operating leases were:

	December 31, 2020	December 31, 2019
	(In millions)
ROU assets	$1,314	$1,488
Lease liabilities	$1,470	$1,654
Lease Costs
The components of operating lease costs were as follows:

	For the Year Ended December 31
	2020	2019
	(In millions)
Operating lease cost	$286	$282
Variable lease cost	$39	$49
Sublease income	$(99)	$(89)
Net lease cost	$226	$242
Operating lease expense was $342 million for the year ended December 31, 2018. Non-cancelable sublease income was $72 million for the year ended December 31, 2018.
Other Information
Supplemental other information related to operating leases was as follows:

	December 31, 2020	December 31, 2019
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liability - operating cash flows	$289	$285
ROU assets obtained in exchange for new lease liabilities	$70	$341
Weighted-average remaining lease term	8 years	8 years
Weighted-average discount rate	3.4%	3.3%

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
11. Leases (continued)
Maturities of Lease Liabilities
Maturities of operating lease liabilities were as follows:

December 31, 2020
(In millions)
2021	$283
2022	238
2023	219
2024	197
2025	185
Thereafter	553
Total undiscounted cash flows	1,675
Less: interest	205
Present value of lease liability	$1,470
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
12. Goodwill (continued)
Information regarding goodwill by segment, as well as Corporate & Other, was as follows:

	U.S.	Asia (1)	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Balance at January 1, 2018
Goodwill	$1,451	$4,673	$1,306	$1,170	$1,567	$103	$10,270
Accumulated impairment (2)	—	—	—	—	(680)	—	(680)
Total goodwill, net	1,451	4,673	1,306	1,170	887	103	9,590
Effect of foreign currency translation and other	—	17	(134)	(51)	—	—	(168)
Balance at December 31, 2018
Goodwill	1,451	4,690	1,172	1,119	1,567	103	10,102
Accumulated impairment	—	—	—	—	(680)	—	(680)
Total goodwill, net	1,451	4,690	1,172	1,119	887	103	9,422
Acquisitions	15	4	—	—	—	—	19
Disposition (3)	—	(71)	—	—	—	—	(71)
Effect of foreign currency translation and other	—	13	(73)	(2)	—	—	(62)
Balance at December 31, 2019
Goodwill	1,466	4,636	1,099	1,117	1,567	103	9,988
Accumulated impairment	—	—	—	—	(680)	—	(680)
Total goodwill, net	1,466	4,636	1,099	1,117	887	103	9,308
Acquisitions (4)	932	—	—	—	—	—	932
Effect of foreign currency translation and other	—	127	44	29	—	—	200
Reclassified to assets held-for-sale (5)	(328)	—	—	—	—	—	(328)
Balance at December 31, 2020
Goodwill	2,070	4,763	1,143	1,146	1,567	103	10,792
Accumulated impairment	—	—	—	—	(680)	—	(680)
Total goodwill, net	$2,070	$4,763	$1,143	$1,146	$887	$103	$10,112
__________________
(1)Includes goodwill of $4.6 billion, $4.5 billion and $4.5 billion from the Company’s Japan operations at December 31, 2020, 2019 and 2018, respectively.
(2)The $680 million accumulated impairment in the MetLife Holdings segment relates to the retail annuities business impaired in 2012 that was not part of the Separation. See Note 3.
(3)In connection with the disposition of MetLife Hong Kong, goodwill was reduced by $71 million for the year ended December 31, 2019. See Note 3.
(4)Primarily related to the acquisition of Versant Health. See Note 3.
(5)See Note 3 for information on the pending disposition of MetLife P&C.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
13. Long-term and Short-term Debt
Long-term and short-term debt outstanding, excluding debt relating to CSEs, was as follows:

								December 31,
	Interest Rates (1)							2020			2019
	Range			Weighted Average	Maturity			Face Value	Unamortized Discount and Issuance Costs	Carrying Value	Face Value	Unamortized Discount and Issuance Costs	Carrying Value
								(In millions)
Senior notes	0.50%	-	6.50%	4.28%	2022	-	2046	$13,548	$(85)	$13,463	$12,460	$(81)	$12,379
Surplus notes	7.63%	-	7.88%	7.79%	2024	-	2025	507	(3)	504	507	(4)	503
Other notes	0.14%	-	3.75%	2.89%	2021	-	2058	527	(2)	525	457	(3)	454
Financing lease obligations								106	—	106	125	—	125
Total long-term debt								14,688	(90)	14,598	13,549	(88)	13,461
Total short-term debt								393	—	393	235	—	235
Total								$15,081	$(90)	$14,991	$13,784	$(88)	$13,696
__________________
(1)Range of interest rates and weighted average interest rates are for the year ended December 31, 2020.
The aggregate maturities of long-term debt at December 31, 2020 for the next five years and thereafter are $77 million in 2021, $527 million in 2022, $1.0 billion in 2023, $2.1 billion in 2024, $1.2 billion in 2025 and $9.6 billion thereafter.
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
Certain of the Company’s debt instruments and committed facilities, as well as its unsecured revolving credit facility, contain various administrative, reporting, legal and financial covenants. The Company believes it was in compliance with all applicable financial covenants at December 31, 2020.
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
In May 2019, MetLife, Inc. issued the following fixed rate senior notes (“Senior Notes”), interest on which is payable semi-annually beginning in November 2019:
•¥25.2 billion ($230 million at issuance) due May 2026 which bear interest annually at 0.495%;
•¥64.9 billion ($591 million at issuance) due May 2029 which bear interest annually at 0.769%;
•¥10.7 billion ($98 million at issuance) due May 2031 which bear interest annually at 0.898%;
•¥26.5 billion ($241 million at issuance) due May 2034 which bear interest annually at 1.189%; and
•¥24.4 billion ($222 million at issuance) due May 2039 which bear interest annually at 1.385%.
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
In June 2018, MetLife, Inc. sold FVO Brighthouse Common Stock in exchange for $944 million aggregate principal amount of MetLife, Inc.’s senior notes. MetLife, Inc. purchased and canceled $343 million of its $1,035 million aggregate principal amount 6.817% senior notes due August 2018; $469 million of its $1,035 million aggregate principal amount 7.717% senior notes due February 2019 and $132 million of its $1,000 million aggregate principal amount 4.750% senior notes due February 2021. In June 2018, MetLife, Inc. additionally purchased for cash and canceled $160 million of its $1,035 million aggregate principal amount 6.817% senior notes due August 2018. The Company recorded a premium of $30 million paid in excess of the debt principal and incurred $37 million of advisory and other fees related to the exchange transaction to other expenses for the year ended December 31, 2018. See Note 3 for additional information on the FVO Brighthouse Common Stock exchange transaction.
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
Other Notes
At December 31, 2020, MetLife Private Equity Holdings, LLC (“MPEH”), a wholly-owned indirect investment subsidiary of MLIC, was party to a credit agreement providing for $350 million of term loans and $75 million of a revolving loan (the “Credit Agreement”), which matures in November 2024. In December 2018, MPEH repaid $50 million of an initial borrowing of a $350 million term loan under the Credit Agreement. In March 2020, MPEH borrowed $75 million on a revolving loan under the Credit Agreement and repaid this loan in July 2020. Simultaneously, in July 2020, MPEH borrowed $50 million on the term loan under the Credit Agreement. MPEH has pledged invested assets to secure the loans; however, these loans are non-recourse to MLIC and MetLife, Inc.
Short-term Debt
Short-term debt with maturities of one year or less was as follows:

	December 31,
	2020	2019
	(Dollars in millions)
Commercial paper	$100	$99
Short-term borrowings (1)	293	136
Total short-term debt	$393	$235
Average daily balance	$326	$216
Average days outstanding	69 days	34 days
__________________
(1)Includes $293 million and $136 million at December 31, 2020 and 2019, respectively, of short-term debt related to repurchase agreements, secured by assets of subsidiaries.
For the years ended December 31, 2020, 2019 and 2018, the weighted average interest rate on short-term debt was 2.01%, 2.88% and 3.02%, respectively.
Interest Expense
Interest expense included in other expenses was $632 million, $656 million and $827 million for the years ended December 31, 2020, 2019 and 2018, respectively. Such amounts do not include interest expense on long-term debt related to CSEs, the collateral financing arrangement, or junior subordinated debt securities. See Notes 14 and 15.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
13. Long-term and Short-term Debt (continued)
Credit and Committed Facilities
At December 31, 2020, the Company maintained a $3.0 billion unsecured revolving credit facility (the “Credit Facility”) and certain committed facilities (the “Committed Facilities”) aggregating $3.3 billion. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
Credit Facility
The Company’s Credit Facility is used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. Total fees associated with the Credit Facility were $14 million, $12 million and $10 million for the years ended December 31, 2020, 2019 and 2018, respectively, and were included in other expenses. Information on the Credit Facility at December 31, 2020 was as follows:

Borrower(s)	Expiration		Maximum Capacity		Letters of Credit Issued	Drawdowns	Unused Commitments
			(In millions)
MetLife, Inc. and MetLife Funding, Inc.	December 2021	(1)	$3,000	(1)	$463	$—	$2,537
__________________
(1)All borrowings under the Credit Facility must be repaid by December 20, 2021, except that letters of credit outstanding upon termination may remain outstanding until December 20, 2022.
Committed Facilities
Letters of credit issued under the Committed Facilities are used for collateral for certain of the Company’s affiliated reinsurance liabilities. Total fees associated with the Committed Facilities, included in other expenses, were $12 million, $12 million and $15 million for the years ended December 31, 2020, 2019 and 2018, respectively. Information on the Committed Facilities at December 31, 2020 was as follows:

Account Party/Borrower(s)	Expiration		Maximum Capacity	Letters of Credit Issued	Drawdowns	Unused Commitments
			(In millions)
MetLife Reinsurance Company of Vermont and MetLife, Inc.	December 2024	(1), (2)	$400	$396	$—	$4
MetLife Reinsurance Company of Vermont and MetLife, Inc.	December 2037	(1), (3)	2,896	2,483	—	413
Total			$3,296	$2,879	$—	$417
__________________
(1)MetLife, Inc. is a guarantor under the applicable facility.
(2)Capacity decreases in June 2022, December 2022, June 2023, December 2023 and December 2024 to $380 million, $360 million, $310 million, $260 million and $0, respectively.
(3)Capacity at December 31, 2020 of $2.8 billion increases periodically to a maximum of $2.9 billion in 2024, decreases periodically commencing in 2025 to $2.0 billion in 2037, and decreases to $0 at expiration in December 2037. Unused commitment of $413 million is based on maximum capacity. At December 31, 2020, Brighthouse is a beneficiary of $2.5 billion of letters of credit issued under this facility and, in consideration, Brighthouse reimburses MetLife, Inc. for a portion of the letter of credit fees.
In addition to the Committed Facilities, see also “— Other Notes” for information about the Credit Agreement.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
14. Collateral Financing Arrangement
Information related to the collateral financing arrangement associated with the closed block (see Note 7) was as follows at:

	December 31,
	2020	2019
	(In millions)
Surplus notes outstanding (1)	$845	$993
Receivable from unaffiliated financial institution (1)	$110	$130
Pledged collateral (2)	$41	$58
Assets held in trust (2)	$1,408	$1,390
__________________
(1)Carrying value.
(2)Estimated fair value.
Interest expense on the collateral financing arrangement was $20 million, $38 million and $37 million for the years ended December 31, 2020, 2019 and 2018, respectively, which is included in other expenses.
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
For the years ended December 31, 2020, 2019 and 2018, following regulatory approval, MRC repurchased $148 million, $67 million and $61 million, respectively, in aggregate principal amount of the surplus notes. Cumulatively, since December 2007, MRC repurchased $1.7 billion in aggregate principal amount of the surplus notes as of December 31, 2020. Payments made by the Company in 2020, 2019 and 2018 associated with the repurchases were exclusive of accrued interest on the surplus notes. In connection with the repurchases for the years ended December 31, 2020, 2019 and 2018, the Company received payments in the aggregate amount of $20 million, $9 million and $7 million, respectively, from the unaffiliated financial institution, which reduced the amount receivable from the unaffiliated financial institution by the same amounts. No other payments related to an increase or decrease in the estimated fair value of the surplus notes were made by MetLife, Inc. or received from the unaffiliated financial institution for the years ended December 31, 2020, 2019 or 2018.
A majority of the proceeds from the offering of the surplus notes was placed in a trust, which is consolidated by the Company, to support MRC’s statutory obligations associated with the assumed closed block liabilities. For the years ended December 31, 2019 and 2018, MRC transferred $2 million and $97 million, respectively, to the trust out of its general account. For the year ended December 31, 2020, MRC transferred $78 million out of the trust to its general account. The assets are principally invested in fixed maturity securities AFS and are presented as such within the Company’s consolidated balance sheets, with the related income included within net investment income on the Company’s consolidated statements of operations.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
15. Junior Subordinated Debt Securities
Outstanding Junior Subordinated Debt Securities
Outstanding junior subordinated debt securities and exchangeable surplus trust securities which are exchangeable for junior subordinated debt securities prior to redemption or repayment, were as follows:

						December 31,
						2020			2019
Issuer	Issue Date	Interest Rate (1)	Scheduled Redemption Date	Interest Rate Subsequent to Scheduled Redemption Date (2)	Final Maturity	Face Value	Unamortized Discount and Issuance Costs	Carrying Value	Face Value	Unamortized Discount and Issuance Costs	Carrying Value
						(In millions)
MetLife, Inc.	December 2006	6.400%	December 2036	LIBOR + 2.205%	December 2066	$1,250	$(17)	$1,233	$1,250	$(18)	$1,232
MetLife Capital Trust IV (3)	December 2007	7.875%	December 2037	LIBOR + 3.960%	December 2067	700	(14)	686	700	(15)	685
MetLife, Inc.	April 2008	9.250%	April 2038	LIBOR + 5.540%	April 2068	750	(10)	740	750	(10)	740
MetLife, Inc.	July 2009	10.750%	August 2039	LIBOR + 7.548%	August 2069	500	(6)	494	500	(7)	493
						$3,200	$(47)	$3,153	$3,200	$(50)	$3,150
_________________
(1)Prior to the scheduled redemption date, interest is payable semiannually in arrears.
(2)In the event the securities are not redeemed on or before the scheduled redemption date, interest will accrue after such date at an annual rate of three-month LIBOR plus the indicated margin, payable quarterly in arrears.
(3)MetLife Capital Trust IV is a VIE which is consolidated on the financial statements of the Company. The securities issued by this entity are exchangeable surplus trust securities, which are exchangeable for a like amount of MetLife, Inc.’s junior subordinated debt securities on the scheduled redemption date, mandatorily under certain circumstances, and at any time upon MetLife, Inc. exercising its option to redeem the securities.

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
Interest expense on outstanding junior subordinated debt securities was $261 million, $261 million and $258 million for the years ended December 31, 2020, 2019 and 2018, respectively, which is included in other expenses.
16. Equity
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows:

	December 31, 2020			December 31, 2019
Series	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
Series A preferred stock	27,600,000	24,000,000	24,000,000	27,600,000	24,000,000	24,000,000
Series C preferred stock	1,500,000	500,000	500,000	1,500,000	1,500,000	1,500,000
Series D preferred stock	500,000	500,000	500,000	500,000	500,000	500,000
Series E preferred stock	32,200	32,200	32,200	32,200	32,200	32,200
Series F preferred stock	40,000	40,000	40,000	—	—	—
Series G preferred stock	1,000,000	1,000,000	1,000,000	—	—	—
Series A Junior Participating Preferred Stock	10,000,000	—	—	10,000,000	—	—
Not designated	159,327,800	—	—	160,367,800	—	—
Total	200,000,000	26,072,200	26,072,200	200,000,000	26,032,200	26,032,200
In September 2020, MetLife, Inc. delivered a notice of partial redemption to the holders of MetLife, Inc.’s 5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (the “Series C preferred stock”) pursuant to which it would redeem 1,000,000 of its 1,500,000 shares of Series C preferred stock at a redemption price of $1,000 per share, plus an amount equal to accrued but unpaid dividends on the Series C preferred stock to, but excluding, October 10, 2020, the redemption date. In connection with the redemption, MetLife, Inc. recognized a preferred stock redemption premium of $14 million (calculated as the difference between the carrying value of the Series C preferred stock and the total amount paid

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)
by MetLife, Inc. to the holders of the Series C preferred stock in connection with the redemption). In October 2020, MetLife, Inc. redeemed and canceled 1,000,000 shares of Series C preferred stock for an aggregate redemption price of $1.0 billion in cash.
In September 2020, MetLife, Inc. issued 1,000,000 shares of 3.85% Fixed Rate Reset Non-Cumulative Preferred Stock, Series G (the “Series G preferred stock”) with a $0.01 par value per share and a liquidation preference of $1,000 per share, for aggregate net proceeds of $989 million. In connection with the offering of the Series G preferred stock, MetLife, Inc. incurred approximately $11 million of issuance costs which have been recorded as a reduction of additional paid-in capital.
In January 2020, MetLife, Inc. issued 40,000 shares of 4.75% Non-Cumulative Preferred Stock, Series F (the “Series F preferred stock”) with a $0.01 par value per share and a liquidation preference of $25,000 per share, for aggregate net proceeds of $972 million. MetLife, Inc. deposited the Series F preferred stock under a deposit agreement with a depositary, which issued interests in fractional shares of the Series F preferred stock in the form of depositary shares (“Series F Depositary Shares”) evidenced by depositary receipts; each Series F Depositary Share representing 1/1,000th interest in a share of the Series F preferred stock. In connection with the offering of the Series F Depositary Shares, MetLife, Inc. incurred approximately $28 million of issuance costs which have been recorded as a reduction of additional paid-in capital.
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
The table below presents the dividend rates of MetLife, Inc.’s preferred stock outstanding at December 31, 2020:

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

E	5.625% from issuance date, payable quarterly in March, June, September and December, commencing in September 2018
F	4.750% from issuance date, payable quarterly in March, June, September and December, commencing in June 2020
G
3.850% from issuance date, but excluding, September 15, 2025, payable semiannually in March and September commencing in March 2021; five year treasury rate, reset every five years, + 3.576% payable semiannually in March and September, thereafter

In the table above, dividends on each series of preferred stock are payable in arrears for the periods specified, if declared.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)
MetLife, Inc. is prohibited from declaring dividends on the Floating Rate Non-Cumulative Preferred Stock, Series A (the “Series A preferred stock”) if it fails to meet specified capital adequacy, net income and stockholders’ equity levels. See “— Dividend Restrictions — MetLife, Inc.”
Holders of the preferred stock do not have voting rights except in certain circumstances, including where the dividends have not been paid for a specified number of dividend payment periods whether or not those periods are consecutive. Under such circumstances, the holders of the preferred stock have certain voting rights with respect to members of the Board of Directors of MetLife, Inc.
The preferred stock is not subject to any mandatory redemption, sinking fund, retirement fund, purchase fund or similar provisions.
The Series A preferred stock is redeemable at MetLife, Inc.’s option in whole or in part, at a redemption price of $25 per share of Series A preferred stock, plus declared and unpaid dividends. The Series C preferred stock is redeemable at MetLife, Inc.’s option in whole or in part, at a redemption price of $1,000 per share of Series C preferred stock, plus an amount equal to any dividends per share that have accrued but have not been declared and paid for the then-current dividend period to, but excluding, such redemption date.
MetLife, Inc. may, at its option, redeem the Series D preferred stock, (i) in whole but not in part at any time prior to March 15, 2028, within 90 days after the occurrence of a “rating agency event,” at a redemption price equal to $1,020 per share of Series D preferred stock, plus an amount equal to any dividends per share that have accrued but have not been declared and paid for the then-current dividend period to, but excluding, such redemption date; (ii) in whole but not in part, at any time prior to March 15, 2028, within 90 days after the occurrence of a “regulatory capital event;” and (iii) in whole or in part, at any time or from time to time, on or after March 15, 2028, in the case of (ii) or (iii), at a redemption price equal to $1,000 per share of Series D preferred stock, plus an amount equal to any dividends per share that have accrued but have not been declared and paid for the then-current dividend period to, but excluding, such redemption date.
MetLife, Inc. may, at its option, redeem the Series E preferred stock, (i) in whole but not in part at any time prior to June 15, 2023, within 90 days after the occurrence of a “rating agency event,” at a redemption price equal to $25,500 per share of Series E preferred stock (equivalent to $25.50 per Series E Depositary Share), plus an amount equal to any dividends per share that have accrued but have not been declared and paid for the then-current dividend period to, but excluding, such redemption date; (ii) in whole but not in part, at any time prior to June 15, 2023, within 90 days after the occurrence of a “regulatory capital event;” and (iii) in whole or in part, at any time or from time to time, on or after June 15, 2023, in the case of (ii) or (iii), at a redemption price equal to $25,000 per share of Series E preferred stock (equivalent to $25 per Series E Depositary Share), plus an amount equal to any dividends per share that have accrued but have not been declared and paid for the then-current dividend period to, but excluding, such redemption date.
MetLife, Inc. may, at its option, redeem the Series F preferred stock, (i) in whole but not in part at any time prior to March 15, 2025, within 90 days after the occurrence of a “rating agency event,” at a redemption price equal to $25,500 per share of Series F preferred stock (equivalent to $25.50 per Series F Depositary Share), plus an amount equal to any accrued and unpaid dividends per share that have accrued but have not been declared and paid for the then-current dividend period to, but excluding, the redemption date, (ii) in whole but not in part, at any time prior to March 15, 2025, within 90 days after the occurrence of a “regulatory capital event;” and (iii) in whole or in part, at any time or from time to time, on or after March 15, 2025, in the case of (ii) or (iii), at a redemption price equal to $25,000 per share of Series F preferred stock (equivalent to $25 per Series F Depositary Share), plus an amount equal to any dividends per share that have accrued but have not been declared and paid for the then-current dividend period to, but excluding, such redemption date.
MetLife, Inc. may, at its option, redeem the Series G preferred stock, (a) in whole but not in part, at any time, within 90 days after the conclusion of any review or appeal process instituted by the Company following the occurrence of a “rating agency event” or, in the absence of any such review or appeal process, from such “rating agency event,” at a redemption price equal to $1,020 per share of Series G preferred stock, plus an amount equal to any dividends per share that have accrued but have not been declared and paid for the then-current dividend period to, but excluding, such redemption date and (b)(i) in whole but not in part, at any time, within 90 days after the occurrence of a “regulatory capital event,” or (ii) in whole or in part, on any dividend payment date, on or after September 15, 2025, in each case, at a redemption price equal to $1,000 per share of Series G preferred stock, plus an amount equal to any dividends per share that have accrued but have not been declared and paid for the then-current dividend period to, but excluding, such redemption date.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)
A “rating agency event” means that any nationally recognized statistical rating organization that then publishes a rating for MetLife, Inc. amends, clarifies or changes the criteria used to assign equity credit to securities like the Series D preferred stock, Series E preferred stock, Series F preferred stock or Series G preferred stock, which results in the lowering of the equity credit assigned to the security, or shortens the length of time that the security is assigned a particular level of equity credit. A “regulatory capital event” could occur as a result of a change or proposed change in laws, rules, regulations or regulatory standards, including capital adequacy rules (or the interpretation or application thereof) of the United States or any political subdivision thereof, including any capital regulator, including but not limited to the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Federal Insurance Office, the National Association of Insurance Commissioners (“NAIC”) or any state insurance regulator as may then have group-wide oversight of MetLife, Inc.’s regulatory capital, from those laws, rules, regulations or regulatory standards (or the interpretation or application thereof) in effect as of March 22, 2018, in the case of the Series D preferred stock, June 4, 2018, in the case of the Series E preferred stock, January 15, 2020, in the case of the Series F preferred stock, or September 10, 2020, in the case of the Series G preferred stock, that would create a more than insubstantial risk, as determined by MetLife, Inc., that the security would not be treated as “Tier 1 capital” or as capital with attributes similar to those of Tier 1 capital, except that a “regulatory capital event” will not include a change or proposed change (or the interpretation or application thereof) that would result in the adoption of any criteria substantially the same as the criteria in the capital adequacy rules of the Federal Reserve Board applicable to bank holding companies as of March 22, 2018, in the case of the Series D preferred stock, June 4, 2018, in the case of the Series E preferred stock, January 15, 2020, in the case of the Series F preferred stock, or September 10, 2020, in the case of the Series G preferred stock.
The per share and aggregate dividends declared for MetLife, Inc.’s preferred stock were as follows for the years ended December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,
	2020		2019		2018
Series	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate
	(In million, except per share data)
A	$1.015	$24	$1.017	$24	$1.015	$25
C	$45.860	59	$52.500	79	$52.500	79
D	$58.750	30	$58.750	30	$28.233	14
E	$1,406.252	45	$1,406.252	45	$746.094	23
F	$1,088.542	44	$—	—	$—	—
G	$—	—	$—	—	$—	—
Total		$202		$178		$141
Common Stock
Issuances
For the years ended December 31, 2020, 2019 and 2018, MetLife, Inc. issued 3,933,989 shares, 5,856,057 shares and 3,114,141 shares of its common stock for $153 million, $199 million and $108 million, respectively, in connection with stock option exercises and other stock-based awards. There were no shares of common stock issued from treasury stock for each of the years ended December 31, 2020, 2019 and 2018.
Repurchase Authorizations
MetLife, Inc. announced that its Board of Directors authorized common stock repurchases as follows:

		Authorization Remaining at
Announcement Date	Authorization Amount	December 31, 2020
	(In millions)
December 11, 2020	$3,000	$2,835
July 31, 2019	$2,000	$—
November 1, 2018	$2,000	$—
May 22, 2018	$1,500	$—

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
For the years ended December 31, 2020, 2019 and 2018, MetLife, Inc. repurchased 26,361,487 shares, 49,131,501 shares and 88,029,138 shares under these repurchase authorizations for $1.2 billion, $2.3 billion, and $4.0 billion, respectively. At December 31, 2020, MetLife, Inc. had $2.8 billion remaining under its December 2020 common stock repurchase authorization.
Dividends
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
Stock-Based Compensation Plans
Plans for Employees and Agents
Under the MetLife, Inc. 2015 Stock and Incentive Compensation Plan (the “2015 Stock Plan”), MetLife, Inc. may grant awards to employees and agents in the form of Stock Options, Stock Appreciation Rights, Performance Shares or Performance Share Units, Restricted Stock or Restricted Stock Units, Cash-Based Awards and Stock-Based Awards (each, as applicable, as defined in the 2015 Stock Plan with reference to shares of MetLife, Inc. common stock (“Shares”)). Awards under the 2015 Stock Plan and its predecessor plan, the MetLife, Inc. 2005 Stock and Incentive Compensation Plan (the “2005 Stock Plan”), were outstanding at December 31, 2020. MetLife, Inc. granted all awards to employees and agents in 2020 under the 2015 Stock Plan.
The aggregate number of Shares authorized for issuance under the 2015 Stock Plan at December 31, 2020 was 33,701,004.
MetLife recognizes compensation expense related to each award under the 2005 Stock Plan or 2015 Stock Plan in one of two ways:
•For cash-settled awards and the Performance Shares it granted in 2017 and 2018, MetLife remeasures the compensation expense quarterly.
•For other awards, MetLife recognizes an expense based on the number of awards it expects to vest, which represents the awards granted less expected forfeitures over the life of the award, as estimated at the date of grant. Unless MetLife observes a material deviation from the assumed forfeiture rate during the term in which the awards are expensed, MetLife recognizes any adjustment necessary to reflect differences in actual experience in the period the award becomes payable or exercisable.
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
Awards that have become payable in Shares but the issuance of which has been deferred (“Deferred Shares”), payable to employees or agents related to awards under all plans equaled 806,715 Shares at December 31, 2020.

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
The only awards MetLife, Inc. granted under the 2015 Director Stock Plan and its predecessor plan, the MetLife, Inc. 2005 Non-Management Director Stock Compensation Plan (the “2005 Director Stock Plan”), through December 31, 2020 were Stock-Based Awards that vested immediately. As a result, no awards under the 2005 Director Stock Plan or 2015 Director Stock Plan remained outstanding at December 31, 2020.
The aggregate number of Shares authorized for issuance under the 2015 Director Stock Plan at December 31, 2020 was 1,548,274.
MetLife recognizes compensation expense related to awards under the 2015 Director Stock Plan based on the number of Shares awarded.
Deferred Shares payable to Directors related to awards under the 2005 Director Stock Plan, 2015 Director Stock Plan, or earlier applicable plans equaled 298,808 Shares at December 31, 2020.
Compensation Expense Related to Stock-Based Compensation
The components of compensation expense related to stock-based compensation includes compensation expense related to Phantom Stock-Based Awards and excludes the insignificant compensation expense related to the 2015 Director Stock Plan. Those components were:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Stock Options and Unit Options	$6	$7	$6
Performance Shares and Performance Units (1)	63	89	23
Restricted Stock Units and Restricted Units	58	54	57
Total compensation expense	$127	$150	$86
Income tax benefit	$27	$32	$18
__________________
(1)The Company may further adjust the number of Performance Shares and Performance Units it expects to vest, and the related compensation expense, if management changes its estimate of the most likely final performance factor.
The following table presents the total unrecognized compensation expense related to stock-based compensation and the expected weighted average period over which these expenses will be recognized at:

	December 31, 2020
	Expense	Weighted Average Period
	(In millions)	(Years)
Stock Options	$2	1.57
Performance Shares	$28	1.64
Restricted Stock Units	$38	1.76

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
Stock Option Activity
A summary of the activity related to Stock Options was as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(Years)	(In millions)
Outstanding at January 1, 2020	9,011,323	$39.20	3.73	$106
Granted	487,564	$47.58
Exercised	(2,363,639)	$37.79
Expired (2)	(55,844)	$34.27
Forfeited (3)	(36,963)	$46.56
Outstanding at December 31, 2020	7,042,441	$40.25	3.95	$47
Vested and expected to vest at December 31, 2020	7,030,683	$40.25	3.94	$47
Exercisable at December 31, 2020	6,005,334	$39.24	3.17	$46
__________________
(1)The intrinsic value of each Stock Option is the closing price on a particular date less the exercise price of the Stock Option, so long as the difference is greater than zero. The aggregate intrinsic value of all outstanding Stock Options is computed using the closing Share price on December 31, 2020 of $46.95 and December 31, 2019 of $50.97, as applicable.
(2)Expired options were exercisable, but unexercised, as of their expiration date.
(3)Forfeited awards were either (a) unvested or unexercisable at the end of the awardholder’s employment, where the awardholder did not meet the criteria for post-employment award continuation; or (b) held by awardholders the Company terminated from employment for cause as defined in the terms of the awards.
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
The following table presents the weighted average assumptions, with the exception of risk-free rate (which is expressed as a range), that the model uses to determine the fair value of unexercised Stock Options:

	Years Ended December 31,
	2020	2019	2018
Dividend yield	3.70%	3.76%	3.52%
Risk-free rate of return	1.30% - 1.57%	2.52% - 3.32%	2.02% - 3.40%
Expected volatility	25.55%	30.27%	34.18%
Exercise multiple	1.44	1.43	1.43
Post-vesting termination rate	3.79%	3.86%	3.77%
Contractual term (years)	10	10	10
Expected life (years)	7	6	6
Weighted average exercise price of stock options granted	$47.58	$44.65	$45.50
Weighted average fair value of stock options granted	$9.02	$10.36	$11.87
The following table presents a summary of Stock Option exercise activity:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Total intrinsic value of stock options exercised	$29	$60	$24
Cash received from exercise of stock options	$89	$125	$54
Income tax benefit realized from stock options exercised	$6	$13	$5
Performance Shares
Performance Shares are units that, if they vest, are multiplied by a performance factor to produce a number of final Shares payable. MetLife accounts for Performance Shares as equity awards. MetLife, Inc. does not credit Performance Shares with dividend-equivalents for dividends paid on Shares. Performance Share awards normally vest in their entirety at the end of the three-year performance period. Vesting is subject to continued service, except for employees who meet specified age and service criteria and in certain other limited circumstances.
For awards granted for the 2018 – 2020 and earlier performance periods in progress through December 31, 2020, the vested Performance Shares will be multiplied by a performance factor of 0% to 175% that the MetLife, Inc. Compensation Committee will determine in its discretion (subject to MetLife, Inc. meeting threshold performance goals related to its adjusted income or total shareholder return). In doing so, the Compensation Committee may consider MetLife, Inc.’s total shareholder return relative to the performance of its competitors and adjusted return on MetLife, Inc.’s common stockholders’ equity relative to its financial plan. MetLife estimates the fair value of Performance Shares each quarter until they become payable.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)
For awards granted for the 2019 – 2021 and later performance periods in progress through December 31, 2020, the vested Performance Shares will be multiplied by a performance factor of 0% to 175% that the MetLife, Inc. Compensation Committee will determine by (a) the Company’s annual adjusted return on equity performance over the three-year period compared to the Company’s three-year business plan goal; (b) the Company’s total shareholder return over the same three-year period compared to a peer group of companies; and (c) a cap of 100% if the Company’s total shareholder return for the three-year period is zero or less. The Compensation Committee will exclude the impact of a “Significant Event” from the Company’s adjusted return on equity or the business plan goal, to the extent the Committee determines in its informed judgment that the event changed the adjusted return on equity performance factor component. “Significant Events” include accounting changes, business combinations, restructuring, nonrecurring tax events, common share issuance or repurchases, catastrophes, litigation and regulatory settlements, asbestos and environment events, certain specified classes of non-coupon investments, and other significant nonrecurring, infrequent, or unusual items.
The performance factor for the 2017 - 2019 performance period was 91.4%.
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
Performance Share and Restricted Stock Unit Activity
The following table presents a summary of Performance Share and Restricted Stock Unit activity:

	Performance Shares		Restricted Stock Units
	Shares	Weighted Average Fair Value (1)	Units	Weighted Average Fair Value (1)
Outstanding at January 1, 2020	3,945,742	$43.40	2,894,428	$40.31
Granted	1,341,997	$41.89	1,431,970	$41.21
Forfeited (2)	(117,786)	$39.72	(178,960)	$40.87
Payable (3)	(1,068,099)	$46.24	(1,359,288)	$40.78
Outstanding at December 31, 2020	4,101,854	$40.61	2,788,150	$40.51
Vested and expected to vest at December 31, 2020	4,034,096	$40.60	2,735,982	$40.52
__________________
(1)Values for awards outstanding at January 1, 2020, represent weighted average number of awards multiplied by the fair value per Share at December 31, 2019. Otherwise, all values represent weighted average of number of awards multiplied by the fair value per Share at December 31, 2020. Fair value of Restricted Stock Units on December 31, 2020 was equal to Grant Date fair value.
(2)Forfeited awards were either (a) unvested or unexercisable at the end of the awardholder’s employment, where the awardholder did not meet the criteria for post-employment award continuation; or (b) held by awardholders the Company terminated from employment for cause as defined in the terms of the awards.
(3)Includes both Shares paid and Deferred Shares for later payment.
Performance Share amounts above represent aggregate awards at target, and do not reflect potential increases or decreases that may result from the performance factor. At December 31, 2020, the performance period for the 2018 — 2020 Performance Share grants was completed, but the performance factor had not yet been determined. Included in the immediately preceding table are 1,266,651 outstanding Performance Shares to which the 2018 — 2020 performance factor will be applied.

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)
Liability Award Activity
The following table presents a summary of Liability Awards activity:

	Unit Options	Performance Units	Restricted Units
Outstanding at January 1, 2020	501,687	529,997	623,095
Granted	21,518	185,251	319,981
Exercised	(141,693)	—	—
Expired (1)	(3,078)	—	—
Forfeited (2)	—	(33,822)	(46,685)
Paid	—	(166,191)	(290,944)
Outstanding at December 31, 2020	378,434	515,235	605,447
Vested and expected to vest at December 31, 2020	377,317	499,864	589,494
__________________
(1)Expired options were exercisable, but unexercised, as of their expiration date.
(2)Forfeited awards were either (a) unvested or unexercisable at the end of the awardholder’s employment, where the awardholder did not meet the criteria for post-employment award continuation; or (b) held by awardholders the Company terminated from employment for cause as defined in the terms of the awards.
Performance Units amounts above represent aggregate awards at target, and do not reflect potential increases or decreases that may result from the performance factor. At December 31, 2020, the performance period for the 2018 - 2020 Performance Unit grants was completed, but the performance factor had not yet been determined. Included in the immediately preceding table are 170,214 outstanding Performance Units to which the 2018 - 2020 performance factor will be applied.
Statutory Equity and Income
The states of domicile of MetLife, Inc.’s U.S. insurance subsidiaries each impose risk-based capital (“RBC”) requirements that were developed by the NAIC. American Life does not write business in Delaware or any other U.S. state and, as such, is exempt from RBC requirements by Delaware law. Regulatory compliance is determined by a ratio of a company’s total adjusted capital, calculated in the manner prescribed by the NAIC (“TAC”) to its authorized control level RBC, calculated in the manner prescribed by the NAIC (“ACL RBC”), based on the statutory-based filed financial statements. Companies below specific trigger levels or ratios are classified by their respective levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is twice ACL RBC (“Company Action Level RBC”). While not required by or filed with insurance regulators, the Company also calculates an internally defined combined RBC ratio (“Statement-Based Combined RBC Ratio”), which is determined by dividing the sum of TAC for MetLife, Inc.’s principal U.S. insurance subsidiaries, excluding American Life, by the sum of Company Action Level RBC for such subsidiaries. The Company’s Statement-Based Combined RBC Ratio was in excess of 350% and in excess of 360% at December 31, 2020 and 2019, respectively. In addition, all non-exempted U.S. insurance subsidiaries individually exceeded Company Action Level RBC for all periods presented.
MetLife, Inc.’s foreign insurance operations are regulated by applicable authorities of the jurisdictions in which each entity operates and are subject to minimum capital and solvency requirements in those jurisdictions before corrective action commences. At December 31, 2020 and 2019, the adjusted capital of American Life’s insurance subsidiary in Japan, the Company’s largest foreign insurance operation, was in excess of four times the 200% solvency margin ratio that would require corrective action. Excluding Japan, the aggregate required capital and surplus of the Company’s other foreign insurance operations was $3.9 billion and the aggregate actual regulatory capital and surplus of such operations was $9.6 billion as of the date of the most recent required capital adequacy calculation for each jurisdiction. The Company’s foreign insurance operations exceeded the minimum capital and solvency requirements as of the date of the most recent fiscal year-end capital adequacy calculation for each jurisdiction.

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
New York has adopted certain prescribed accounting practices, primarily consisting of the continuous Commissioners’ Annuity Reserve Valuation Method, which impacts deferred annuities, and the New York Special Considerations Letter, which mandates certain assumptions in asset adequacy testing. The collective impact of these prescribed accounting practices decreased the statutory capital and surplus of MLIC by $1.6 billion and $1.2 billion at December 31, 2020 and 2019, respectively, compared to what capital and surplus would have been had it been measured under NAIC guidance.
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
Statutory net income (loss) was as follows:

		Years Ended December 31,
Company	State of Domicile	2020	2019	2018
		(In millions)
Metropolitan Life Insurance Company	New York	$3,392	$3,859	$3,656
American Life Insurance Company	Delaware	$980	$1,386	$2,086
Metropolitan Property and Casualty Insurance Company	Rhode Island	$336	$245	$345
Metropolitan Tower Life Insurance Company	Nebraska (1)	$(237)	$(13)	$76
Other	Various	$84	$12	$16
__________________
(1)In April 2018, Metropolitan Tower Life Insurance Company (“MTL”) merged with General American Life Insurance Company (“MTL Merger”). The surviving entity of the merger was MTL, which re-domesticated from Delaware to Nebraska immediately prior to the merger.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)
Statutory capital and surplus was as follows at:

	December 31,
Company	2020	2019
	(In millions)
Metropolitan Life Insurance Company	$11,312	$10,915
American Life Insurance Company	$4,419	$4,970
Metropolitan Property and Casualty Insurance Company	$2,249	$2,159
Metropolitan Tower Life Insurance Company	$1,387	$1,502
Other	$186	$105
The Company’s U.S. captive life reinsurance subsidiaries, which reinsure risks including the closed block, level premium term life and ULSG assumed from other MetLife subsidiaries, have no state prescribed accounting practices, except for MetLife Reinsurance Company of Vermont (“MRV”).
MRV, with the explicit permission of the Commissioner of Insurance of the State of Vermont, has included, as admitted assets, the value of letters of credit serving as collateral for reinsurance credit taken by various affiliated cedants, in connection with reinsurance agreements entered into between MRV and the various affiliated cedants, which resulted in higher statutory capital and surplus of $2.0 billion at both December 31, 2020 and 2019. MRV’s RBC would have triggered a regulatory event without the use of the state prescribed practice.
The combined statutory net income (loss) of MetLife, Inc.’s U.S. captive life reinsurance subsidiaries was ($7) million, ($27) million and ($59) million for the years ended December 2020, 2019 and 2018, respectively, and the combined statutory capital and surplus, including the aforementioned prescribed practice, was $691 million and $695 million at December 31, 2020 and 2019, respectively.
Dividend Restrictions
Insurance Operations
The table below sets forth the dividends permitted to be paid by MetLife, Inc.’s primary insurance subsidiaries without insurance regulatory approval and the actual dividends paid:

	2021	2020		2019
Company	Permitted Without Approval (1)	Paid (2)		Paid (2)
	(In millions)
Metropolitan Life Insurance Company	$3,392	$2,832		$3,065
American Life Insurance Company	$800	$1,200	(3)	$1,100
Metropolitan Property and Casualty Insurance Company (4)	$222	$250		$430
Metropolitan Tower Life Insurance Company	$82	$—		$—
__________________
(1)Reflects dividend amounts that may be paid by the end of 2021 without prior regulatory approval.
(2)Reflects all amounts paid, including those where regulatory approval was obtained as required.
(3)Includes a $341 million non-cash dividend.
(4)See Note 3 for information regarding the pending disposition of MetLife P&C, which may impact the ability of MetLife P&C to pay a dividend to MetLife, Inc. in 2021.

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
MetLife, Inc.
The declaration and payment of dividends are subject to the discretion of MetLife, Inc.’s Board of Directors and will depend on its financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries and other factors deemed relevant by the Board of Directors. In addition, the payment of dividends on MetLife, Inc.’s common stock, and MetLife, Inc.’s ability to repurchase its common stock, may be subject to restrictions described below arising under the terms of MetLife, Inc.’s Series A preferred stock and its junior subordinated debentures in situations where MetLife, Inc. may be experiencing financial stress, as described below. For purposes of this discussion, “junior subordinated debentures” are deemed to include MetLife, Inc.’s Fixed-to-Floating Rate Exchangeable Surplus Trust Securities, as discussed in Note 15.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to MetLife, Inc. was as follows:

	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2017	$12,757	$905	$(4,390)	$(1,845)	$7,427
OCI before reclassifications	(8,735)	157	(679)	143	(9,114)
Deferred income tax benefit (expense)	1,961	(41)	36	(35)	1,921
AOCI before reclassifications, net of income tax	5,983	1,021	(5,033)	(1,737)	234
Amounts reclassified from AOCI	14	517	—	120	651
Deferred income tax benefit (expense)	(3)	(135)	—	(29)	(167)
Amounts reclassified from AOCI, net of income tax	11	382	—	91	484
Cumulative effects of changes in accounting principles	(425)	—	—	—	(425)
Deferred income tax benefit (expense), cumulative effects of changes in accounting principles	1,473	210	36	(382)	1,337
Cumulative effects of changes in accounting principles, net of income tax	1,048	210	36	(382)	912
Sale of subsidiary	—	—	92	—	92
Balance at December 31, 2018	7,042	1,613	(4,905)	(2,028)	1,722
OCI before reclassifications	14,850	328	(43)	(88)	15,047
Deferred income tax benefit (expense)	(3,408)	34	21	14	(3,339)
AOCI before reclassifications, net of income tax	18,484	1,975	(4,927)	(2,102)	13,430
Amounts reclassified from AOCI	(265)	(268)	—	118	(415)
Deferred income tax benefit (expense)	61	(27)	—	(18)	16
Amounts reclassified from AOCI, net of income tax	(204)	(295)	—	100	(399)
Cumulative effects of changes in accounting principles	4	22	—	—	26
Deferred income tax benefit (expense), cumulative effects of changes in accounting principles	(1)	(4)	—	—	(5)
Cumulative effects of changes in accounting principles, net of income tax	3	18	—	—	21
Balance at December 31, 2019	18,283	1,698	(4,927)	(2,002)	13,052
OCI before reclassifications	5,775	730	1,002	95	7,602
Deferred income tax benefit (expense)	(1,349)	(257)	(36)	(22)	(1,664)
AOCI before reclassifications, net of income tax	22,709	2,171	(3,961)	(1,929)	18,990
Amounts reclassified from AOCI	(357)	(1,016)	—	86	(1,287)
Deferred income tax benefit (expense)	83	358	—	(20)	421
Amounts reclassified from AOCI, net of income tax	(274)	(658)	—	66	(866)
Sale of subsidiaries, net of income tax (2)	(218)	—	166	—	(52)
Balance at December 31, 2020	$22,217	$1,513	$(3,795)	$(1,863)	$18,072
__________________
(1)See Note 8 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI, and the policyholder dividend obligation.
(2)See Note 3.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

	Years Ended December 31,
	2020	2019	2018
AOCI Components	Amounts Reclassified from AOCI			Consolidated Statements of Operations Locations
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$362	$270	$6	Net investment gains (losses)
Net unrealized investment gains (losses)	(24)	(30)	(1)	Net investment income
Net unrealized investment gains (losses)	19	25	(19)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	357	265	(14)
Income tax (expense) benefit	(83)	(61)	3
Net unrealized investment gains (losses), net of income tax	274	204	(11)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	36	23	20	Net investment income
Interest rate derivatives	121	4	—	Net investment gains (losses)
Interest rate derivatives	—	—	21	Net derivative gains (losses)
Interest rate derivatives	2	2	1	Other expenses
Foreign currency exchange rate derivatives	4	(4)	(5)	Net investment income
Foreign currency exchange rate derivatives	851	240	—	Net investment gains (losses)
Foreign currency exchange rate derivatives	—	—	(558)	Net derivative gains (losses)
Foreign currency exchange rate derivatives	2	2	2	Other expenses
Credit derivatives	—	1	1	Net investment income
Credit derivatives	—	—	1	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	1,016	268	(517)
Income tax (expense) benefit	(358)	27	135
Gains (losses) on cash flow hedges, net of income tax	658	295	(382)
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(105)	(145)	(145)
Amortization of prior service (costs) credit	19	27	25
Amortization of defined benefit plan items, before income tax	(86)	(118)	(120)
Income tax (expense) benefit	20	18	29
Amortization of defined benefit plan items, net of income tax	(66)	(100)	(91)
Total reclassifications, net of income tax	$866	$399	$(484)
__________________
(1)These AOCI components are included in the computation of net periodic benefit costs. See Note 18.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
17. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Prepaid legal plans	$395	$347	$296
Fee-based investment management	318	286	293
Recordkeeping and administrative services (1)	196	206	221
Administrative services-only contracts	218	210	205
Other revenue from service contracts from customers	227	240	241
Total revenues from service contracts from customers	1,354	1,289	1,256
Other	495	553	624
Total other revenues	$1,849	$1,842	$1,880
__________________
(1)Related to products and businesses no longer actively marketed by the Company.
Other Expenses
Information on other expenses was as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Employee related costs (1)	$3,514	$3,665	$3,664
Third party staffing costs	1,335	1,755	1,703
General and administrative expenses	761	901	910
Pension, postretirement and postemployment benefit costs	165	233	185
Premium taxes, other taxes, and licenses & fees	764	674	758
Commissions and other variable expenses	5,596	6,001	5,707
Capitalization of DAC	(3,013)	(3,358)	(3,254)
Amortization of DAC and VOBA	3,160	2,896	2,975
Amortization of negative VOBA	(45)	(33)	(56)
Interest expense on debt	913	955	1,122
Total other expenses	$13,150	$13,689	$13,714
__________________
(1)Includes ($147) million, ($219) million and $0 for the years ended December 31, 2020, 2019 and 2018, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.
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
In December 2019, the Company incurred the remaining restructuring charges related to its unit cost improvement program. During this program period, restructuring charges were included in other expenses and reported in Corporate & Other. Such restructuring charges were as follows:

	Years Ended December 31,
	2020	2019	2018
	Severance
	(In millions)
Balance at January 1,	$57	$23	$22
Restructuring charges	—	108	63
Cash payments	(51)	(74)	(62)
Balance at December 31,	$6	$57	$23
Total severance charges incurred since inception of initiative	$244	$244	$136
In addition to the above severance charges, the Company recognized lease and asset impairment charges of $0, $43 million and $12 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
18. Employee Benefit Plans (continued)
The benefit obligations, funded status and net periodic benefit costs related to these pension and other postretirement benefits were comprised of the following:

	December 31, 2020						December 31, 2019
	Pension Benefits			Other Postretirement Benefits			Pension Benefits			Other Postretirement Benefits
	U.S. Plans	Non- U.S. Plans	Total	U.S. Plans	Non- U.S. Plans	Total	U.S. Plans	Non- U.S. Plans	Total	U.S. Plans	Non- U.S. Plans	Total
	(In millions)
Benefit obligations	$11,700	$1,173	$12,873	$1,208	$44	$1,252	$10,824	$1,126	$11,950	$1,247	$42	$1,289
Estimated fair value of plan assets	10,692	564	11,256	1,465	27	1,492	9,742	488	10,230	1,441	27	1,468
Over (under) funded status	$(1,008)	$(609)	$(1,617)	$257	$(17)	$240	$(1,082)	$(638)	$(1,720)	$194	$(15)	$179
Net periodic benefit costs	$143	$103	$246	$(94)	$2	$(92)	$244	$92	$336	$(70)	$3	$(67)

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
18. Employee Benefit Plans (continued)
Obligations and Funded Status

	December 31,
	2020		2019
	Pension Benefits (1)	Other Postretirement Benefits	Pension Benefits (1)	Other Postretirement Benefits
	(In millions)
Change in benefit obligations:
Benefit obligations at January 1,	$11,950	$1,289	$10,591	$1,324
Service costs	226	5	214	5
Interest costs	363	42	425	53
Plan participants’ contributions	—	32	—	32
Plan amendments	—	—	3	—
Net actuarial (gains) losses (2)	928	(15)	1,360	(31)
Acquisition, divestitures, settlements and curtailments	(55)	—	(5)	(3)
Benefits paid	(589)	(101)	(647)	(93)
Effect of foreign currency translation	50	—	9	2
Benefit obligations at December 31,	12,873	1,252	11,950	1,289
Change in plan assets:
Estimated fair value of plan assets at January 1,	10,230	1,468	8,948	1,360
Actual return on plan assets	1,491	89	1,619	173
Acquisition, divestitures and settlements	(55)	—	(5)	(3)
Plan participants’ contributions	—	32	—	32
Employer contributions	155	4	311	(2)
Benefits paid	(589)	(101)	(647)	(93)
Effect of foreign currency translation	24	—	4	1
Estimated fair value of plan assets at December 31,	11,256	1,492	10,230	1,468
Over (under) funded status at December 31,	$(1,617)	$240	$(1,720)	$179
Amounts recognized on the consolidated balance sheets:
Other assets	$390	$756	$147	$617
Other liabilities	(2,007)	(516)	(1,867)	(438)
Net amount recognized	$(1,617)	$240	$(1,720)	$179
AOCI:
Net actuarial (gains) losses	$2,780	$(327)	$3,009	$(359)
Prior service costs (credit)	(86)	1	(100)	(2)
AOCI, before income tax	$2,694	$(326)	$2,909	$(361)
Accumulated benefit obligation	$12,510	N/A	$11,616	N/A
__________________
(1)Includes nonqualified unfunded plans, for which the aggregate PBO was $1.4 billion and $1.2 billion at December 31, 2020 and 2019, respectively.
(2)For the year ended December 31, 2020, significant sources of actuarial (gains) losses for pension and other postretirement benefits include the impact of changes to the financial assumptions of $851 million and $103 million, respectively, demographic assumptions of $31 million and $4 million, respectively, and plan experience of $46 million and ($122) million, respectively. For the year ended December 31, 2019, significant sources of actuarial (gains) losses for pension and other postretirement benefits include the impact of changes to the financial assumptions of $1.2 billion and $66 million, respectively, and plan experience of $103 million and ($97) million, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
18. Employee Benefit Plans (continued)
Information for pension plans and other postretirement benefit plans with PBOs and/or accumulated benefit obligations (“ABO”) or APBO in excess of plan assets was as follows at:

	December 31,
	2020	2019	2020	2019	2020	2019
	PBO Exceeds Estimated Fair Value of Plan Assets		ABO Exceeds Estimated Fair Value of Plan Assets		APBO Exceeds Estimated Fair Value of Plan Assets
	(In millions)
Projected benefit obligations	$2,469	$2,287	$2,441	$2,227	N/A	N/A
Accumulated benefit obligations	$2,332	$2,162	$2,312	$2,113	N/A	N/A
Accumulated postretirement benefit obligations	N/A	N/A	N/A	N/A	$868	$812
Estimated fair value of plan assets	$564	$487	$539	$430	$355	$375
Net Periodic Benefit Costs
The components of net periodic benefit costs and other changes in plan assets and benefit obligations recognized in OCI were as follows:

	Years Ended December 31,
	2020		2019		2018
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Net periodic benefit costs:
Service costs	$226	$5	$214	$5	$223	$6
Interest costs	363	42	425	53	391	55
Settlement and curtailment costs	10	—	—	2	(1)	—
Expected return on plan assets	(528)	(62)	(489)	(67)	(533)	(71)
Amortization of net actuarial (gains) losses	189	(74)	201	(48)	182	(34)
Amortization of prior service costs (credit)	(14)	(3)	(15)	(12)	(3)	(20)
Total net periodic benefit costs (credit)	246	(92)	336	(67)	259	(64)
Other changes in plan assets and benefit obligations recognized in OCI:
Net actuarial (gains) losses	(35)	(42)	231	(138)	244	(248)
Prior service costs (credit)	—	—	3	—	(110)	(7)
Amortization of net actuarial (gains) losses	(189)	74	(201)	48	(182)	34
Amortization of prior service (costs) credit	14	3	15	12	3	20
Settlement and curtailment (gains) losses	(10)	—	—	—	—	—
Exchange rate changes	5	—	—	—	—	—
Total recognized in OCI	(215)	35	48	(78)	(45)	(201)
Total recognized in net periodic benefit costs and OCI	$31	$(57)	$384	$(145)	$214	$(265)

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
18. Employee Benefit Plans (continued)
Assumptions
Assumptions used in determining benefit obligations for the U.S. plans were as follows:

	Pension Benefits			Other Postretirement Benefits
December 31, 2020
Weighted average discount rate	2.65%			2.85%
Weighted average interest crediting rate	3.46%			N/A
Rate of compensation increase	2.50%	-	8.00%	N/A
December 31, 2019
Weighted average discount rate	3.30%			3.45%
Weighted average interest crediting rate	3.99%			N/A
Rate of compensation increase	2.25%	-	8.50%	N/A
Assumptions used in determining net periodic benefit costs for the U.S. plans were as follows:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31, 2020
Weighted average discount rate	3.30%			3.45%
Weighted average interest crediting rate	3.38%			N/A
Weighted average expected rate of return on plan assets	5.50%			4.31%
Rate of compensation increase	2.25%	-	8.50%	N/A
Year Ended December 31, 2019
Weighted average discount rate	4.35%			4.35%
Weighted average interest crediting rate	4.01%			N/A
Weighted average expected rate of return on plan assets	5.75%			5.04%
Rate of compensation increase	2.25%	-	8.50%	N/A
Year Ended December 31, 2018
Weighted average discount rate	3.65%			3.70%
Weighted average interest crediting rate	4.13%			N/A
Weighted average expected rate of return on plan assets	5.75%			5.11%
Rate of compensation increase	2.25%	-	8.50%	N/A
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
The weighted average expected rate of return on plan assets for use in that plan’s valuation in 2021 is currently anticipated to be 5.00% for U.S. pension benefits and 3.87% for U.S. other postretirement benefits.
The weighted average interest crediting rate is determined annually based on the plan selected rate, long-term financial forecasts of that rate and the demographics of the plan participants.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
18. Employee Benefit Plans (continued)
The assumed healthcare costs trend rates used in measuring the APBO and net periodic benefit costs were as follows:

	December 31,
	2020		2019
	Before Age 65	Age 65 and older	Before Age 65	Age 65 and older
Following year	5.8%	5.6%	4.9%	(1.0)%
Ultimate rate to which cost increase is assumed to decline	3.8%	3.8%	3.8%	3.8%
Year in which the ultimate trend rate is reached	2074	2074	2074	2074
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
18. Employee Benefit Plans (continued)
The table below summarizes the actual weighted average allocation of the estimated fair value of total plan assets by asset class at December 31 for the years indicated and the approved target allocation by major asset class at December 31, 2020 for the Invested Plans:

	December 31,
	2020				2019
	U.S. Pension Benefits		U.S. Other Postretirement Benefits (1)		U.S. Pension Benefits	U.S. Other Postretirement Benefits (1)
	Target	Actual Allocation	Target	Actual Allocation	Actual Allocation	Actual Allocation
Asset Class
Fixed maturity securities AFS	85%	85%	95%	95%	81%	95%
Equity securities (2)	11%	8%	5%	5%	12%	5%
Alternative securities (3)	4%	7%	—%	—%	7%	—%
Total assets		100%		100%	100%	100%
__________________
(1)U.S. other postretirement benefits do not reflect postretirement life’s plan assets invested in fixed maturity securities AFS.
(2)Equity securities percentage includes derivative assets.
(3)Alternative securities primarily include private equity and real estate funds.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
18. Employee Benefit Plans (continued)
The pension and other postretirement plan assets measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy are summarized as follows:

	December 31, 2020
	Pension Benefits				Other Postretirement Benefits
	Fair Value Hierarchy				Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
Corporate	$—	$4,704	$—	$4,704	$—	$244	$—	$244
U.S. government bonds	1,820	48	—	1,868	51	—	—	51
Foreign bonds	—	990	—	990	—	69	—	69
Federal agencies	—	114	—	114	—	2	—	2
Municipals	—	310	—	310	—	8	—	8
Short-term investments	—	265	—	265	471	503	—	974
Other (1)	399	757	—	1,156	44	44	—	88
Total fixed maturity securities AFS	2,219	7,188	—	9,407	566	870	—	1,436
Equity securities	826	275	—	1,101	56	—	—	56
Other investments	26	—	708	734	—	—	—	—
Derivative assets	14	—	—	14	—	—	—	—
Total assets	$3,085	$7,463	$708	$11,256	$622	$870	$—	$1,492

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
__________________
(1)Other primarily includes money market securities, mortgage-backed securities, collateralized mortgage obligations and ABS.
A rollforward of all pension and other postretirement benefit plan assets measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS:
	Corporate	Other (1)	Equity Securities	Other Investments	Derivative Assets
	(In millions)
Balance, January 1, 2019	$1	$1	$—	$688	$1
Realized gains (losses)	—	—	—	—	—
Unrealized gains (losses)	—	—	—	(1)	(1)
Purchases, sales, issuances and settlements, net	(1)	2	—	(1)	—
Transfers into and/or out of Level 3	—	—	—	—	—
Balance, December 31, 2019	$—	$3	$—	$686	$—
Realized gains (losses)	—	—	—	—	—
Unrealized gains (losses)	—	—	—	(55)	—
Purchases, sales, issuances and settlements, net	—	(3)	—	77	—
Transfers into and/or out of Level 3	—	—	—	—	—
Balance, December 31, 2020	$—	$—	$—	$708	$—
__________________
(1)Other includes ABS and collateralized mortgage obligations.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
18. Employee Benefit Plans (continued)
Expected Future Contributions and Benefit Payments
It is the subsidiaries’ practice to make contributions to the U.S. qualified pension plan to comply with minimum funding requirements of ERISA. In accordance with such practice, no contributions are expected to be required for 2021. The subsidiaries do not expect to make any discretionary contributions to the qualified pension plan in 2021. For information on employer contributions, see “— Obligations and Funded Status.”
Benefit payments due under the U.S. nonqualified pension plans are primarily funded from the subsidiaries’ general assets as they become due under the provisions of the plans, and therefore benefit payments equal employer contributions. The U.S. subsidiaries expect to make contributions of $74 million to fund the benefit payments in 2021.
Postretirement benefits are either: (i) not vested under law; (ii) a non-funded obligation of the subsidiaries; or (iii) both. Current regulations do not require funding for these benefits. The subsidiaries use their general assets, net of participant’s contributions, to pay postretirement medical claims as they come due. As permitted under the terms of the governing trust document, the subsidiaries may be reimbursed from plan assets for postretirement medical claims paid from their general assets. The U.S. subsidiaries expect to make contributions of $28 million towards benefit obligations in 2021 to pay postretirement medical claims.
Gross benefit payments for the next 10 years, which reflect expected future service where appropriate, are expected to be as follows:

	Pension Benefits	Other Postretirement Benefits
	(In millions)
2021	$674	$71
2022	$684	$70
2023	$704	$68
2024	$722	$68
2025	$732	$66
2026-2030	$3,781	$314
Defined Contribution Plans
Certain subsidiaries sponsor defined contribution plans under which a portion of employee contributions are matched. These subsidiaries contributed $95 million, $96 million and $63 million for the years ended December 31, 2020, 2019 and 2018, respectively.
19. Income Tax
The provision for income tax was as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Current:
U.S. federal	$271	$(189)	$(207)
U.S. state and local	27	4	11
Non-U.S.	882	850	932
Subtotal	1,180	665	736
Deferred:
U.S. federal	(115)	(235)	342
U.S. state and local	1	—	—
Non-U.S.	443	456	101
Subtotal	329	221	443
Provision for income tax expense (benefit)	$1,509	$886	$1,179

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Income Tax (continued)
The Company’s income (loss) before income tax expense (benefit) was as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Income (loss):
U.S.	$2,970	$2,094	$(803)
Non-U.S.	3,957	4,701	7,110
Total	$6,927	$6,795	$6,307
The reconciliation of the income tax provision at the U.S. statutory rate to the provision for income tax as reported was as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Tax provision at U.S. statutory rate	$1,455	$1,427	$1,325
Tax effect of:
Dividend received deduction	(34)	(37)	(35)
Tax-exempt income	(45)	(64)	(29)
Prior year tax (1), (2)	(27)	(179)	(197)
Low income housing tax credits	(202)	(254)	(284)
Other tax credits	(45)	(52)	(79)
Foreign tax rate differential (3), (4), (5)	414	395	335
Change in valuation allowance	(5)	(22)	(2)
U.S. Tax Reform impact (6), (7)	—	(326)	78
Other, net (8)	(2)	(2)	67
Provision for income tax expense (benefit)	$1,509	$886	$1,179
__________________
(1)For the year ended December 31, 2020, prior year tax includes a $40 million tax benefit related to an Internal Revenue Service (“IRS”) audit matter.
(2)As discussed further below, prior year tax includes a non-cash benefit related to an uncertain tax position of $158 million and $168 million for the years ended December 31, 2019 and 2018, respectively.
(3)For the year ended December 31, 2020, foreign tax rate differential includes tax charges of $60 million and $24 million related to the sales of MetLife Seguros de Retiro and MetLife Russia, respectively, and $43 million related to the U.S. tax on Global Intangible Low-Taxed Income (“GILTI”). See Note 3 for information on the Company’s business dispositions.
(4)For the year ended December 31, 2019, foreign tax rate differential includes tax charges of $61 million from the definitive agreement to sell MetLife Hong Kong and $12 million related to GILTI, of which $35 million is a current year charge offset by a $23 million tax benefit revising the 2018 estimate. See Note 3 for information on the disposition of MetLife Hong Kong.
(5)For the year ended December 31, 2018, foreign tax rate differential includes tax charges of $45 million related to GILTI, $17 million related to a tax adjustment in Chile and $13 million from changes in the valuation of the peso in Argentina.
(6)For the year ended December 31, 2019, U.S. Tax Reform impact includes a $317 million tax benefit related to the deemed repatriation transition tax and $9 million related to the effect of sequestration on the alternative minimum tax credit.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Income Tax (continued)
(7)For the year ended December 31, 2018, U.S. Tax Reform impact includes a $468 million tax charge related to the deemed repatriation transition tax, offset by a $390 million tax benefit related to the adjustment of deferred taxes due to the U.S. tax rate change. This excludes $12 million of tax provision at the U.S. statutory rate for a total tax reform charge of $66 million.
(8)For the year ended December 31, 2018, other includes tax charges of $69 million related to the non-deductible loss incurred on the mark-to-market and exchange of FVO Brighthouse Common Stock and $18 million related to a non-deductible Patient Protection and Affordable Care Act excise tax, offset by a tax benefit of $36 million related to a non-cash transfer of assets from a wholly-owned U.K. subsidiary to its U.S. parent.
In December 2017, U.S. Tax Reform was signed into law. U.S. Tax Reform includes numerous changes in tax law, including a permanent reduction in the U.S. federal corporate income tax rate from 35% to 21%, which took effect for taxable years beginning on or after January 1, 2018. U.S. Tax Reform moves the United States from a worldwide tax system to a participation exemption system by providing corporations a 100% dividends received deduction for dividends distributed by a controlled foreign corporation. To transition to that new system, U.S. Tax Reform imposed a one-time deemed repatriation tax on unremitted earnings and profits at a rate of 8.0% for illiquid assets and 15.5% for cash and cash equivalents.
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
The incremental financial statement impact related to U.S. Tax Reform was as follows:

	Years Ended December 31,
	2019	2018
	(In millions)
Income (loss) before provision for income tax	$—	$(58)
Provision for income tax expense (benefit):
Deemed repatriation	(317)	468
Deferred tax revaluation	(9)	(402)
Total provision for income tax expense (benefit)	(326)	66
Income (loss), net of income tax	326	(124)
Increase to net equity from U.S. Tax Reform	$326	$(124)
In accordance with SAB 118, the Company recorded provisional amounts for certain items for which the income tax accounting was not complete. For these items, the Company recorded a reasonable estimate of the tax effects of U.S. Tax Reform. The estimates were reported as provisional amounts during the measurement period, which did not exceed one year from the date of enactment of U.S. Tax Reform. In 2018, the Company reflected adjustments to its provisional amounts upon obtaining, preparing, or analyzing additional information about facts and circumstances that existed as of the enactment date that, if known, would have affected the income tax effects initially reported as provisional amounts. While the SAB 118 provisional measurement period ended December 31, 2018, the Company continued to revise certain U.S. Tax Reform amounts in 2019.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Income Tax (continued)
•Deemed Repatriation Transition Tax - In 2018, the IRS issued proposed regulations related to the transition tax. As a result, for the year ended December 31, 2018, the Company recorded a $468 million charge. In 2019, as a result of executing a binding agreement with the IRS, the Company recorded a tax benefit of $317 million to settle this matter. This agreement resolved uncertainty regarding the taxation of certain dividends from certain foreign subsidiaries paid prior to U.S. Tax Reform.
•GILTI - U.S. Tax Reform imposes a minimum tax on GILTI, which is generally the excess income of foreign subsidiaries over a 10% rate of routine return on tangible business assets. In 2018, the Company established an accounting policy in which it treats taxes due on GILTI as a current-period expense when incurred. Accordingly, the Company recorded tax charges of $43 million, $12 million and $45 million related to this income for the periods ended December 31, 2020, 2019 and 2018, respectively.
•Alternative Minimum Tax Credits - U.S. Tax Reform eliminates the corporate alternative minimum tax and allows for minimum tax credit carryforwards to be used to offset future regular tax or to be refunded 50% each tax year beginning in 2018, with any remaining balance fully refunded in 2021. However, pursuant to the requirements of the Balanced Budget and Emergency Deficit Control Act of 1985, as amended, refund payments issued for corporations claiming refundable prior year alternative minimum tax credits are subject to a sequestration rate of 6.2%. The application of this fee to refunds in future years is subject to further guidance. Additionally, the sequestration reduction rate in effect at the time is subject to uncertainty. For the year ended December 31, 2018, the Company determined that no additional adjustment was required. In early 2019, the IRS issued guidance indicating that for years beginning after December 31, 2017, refund payments and credit elect and refund offset transactions due to refundable alternative minimum tax credits will not be subject to the sequestration fee. Accordingly, to reflect this guidance the Company recorded a $9 million tax benefit in 2019.
•Tax Credit Partnerships - The reduction in the federal corporate income tax rate due to U.S. Tax Reform required adjustments for multiple investment portfolios, including tax credit partnerships and tax-advantaged leveraged leases. Certain tax credit partnership investments derive returns in part from income tax credits. The Company recognizes changes in tax attributes at the partnership level when reported by the investee in its financial information. The Company did not receive the necessary investee financial information to determine the impact of U.S. Tax Reform on the tax attributes of its tax credit partnership investments until the third quarter of 2018. Accordingly, prior to the third quarter of 2018, the Company applied prior law to these equity method investments in accordance with SAB 118. For the year ended December 31, 2018, after receiving additional investee information, a reduction in tax credit partnerships’ equity method income of $46 million, net of income tax, was included in net investment income. The tax-advantaged leveraged lease portfolio is valued on an after-tax yield basis. In 2018, the Company received third party data that was used to complete a comprehensive review of its portfolio to determine the full and complete impact of U.S. Tax Reform on these investments. As a result of this review, a tax benefit of $125 million was recorded for the year ended December 31, 2018. No additional adjustment was required for the years ended December 31, 2020 and 2019.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Income Tax (continued)
U.S. Tax Reform required the Company to recognize a transition tax on all previously unremitted non-U.S. earnings. However, the Company has not provided for U.S. deferred taxes on the remaining excess of book bases over tax bases of certain investments in non-U.S. subsidiaries that are essentially permanent in duration. The amount of deferred tax liability related to the Company’s remaining basis difference in these non-U.S. subsidiaries is $281 million at December 31, 2020.
Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2020	2019
	(In millions)
Deferred income tax assets:
Policyholder liabilities and receivables	$3,890	$3,635
Net operating loss carryforwards (1)	301	240
Employee benefits	673	692
Capital loss carryforwards	9	10
Tax credit carryforwards (2)	922	1,296
Litigation-related and government mandated	126	151
Other	—	127
Total gross deferred income tax assets	5,921	6,151
Less: Valuation allowance (1)	309	294
Total net deferred income tax assets	5,612	5,857
Deferred income tax liabilities:
Investments, including derivatives	4,421	4,170
Intangibles	1,387	1,181
Net unrealized investment gains	7,422	6,226
DAC	3,162	3,312
Other	134	—
Total deferred income tax liabilities	16,526	14,889
Net deferred income tax asset (liability) (3)	$(10,914)	$(9,032)
__________________
(1)The Company has recorded a deferred tax asset of $301 million related to U.S. state and non-U.S. net operating loss carryforwards and an offsetting valuation allowance for the year ended December 31, 2020. Certain net operating loss carryforwards will expire between 2021 and 2040, whereas others have an unlimited carryforward period.
(2)Tax credit carryforwards for the year ended December 31, 2020 primarily reflect general business credits expiring between 2037 and 2040 and are reduced by $94 million related to unrecognized tax benefits.
(3)On the consolidated balance sheet for the years ended December 31, 2020 and 2019, $11,008 million and $9,097 million, respectively, is reported in Deferred income tax liability for jurisdictions in a net deferred income tax liability position and $94 million and $65 million, respectively, of a deferred income tax asset is reported in Other assets for jurisdictions in a net deferred income tax asset position.
The Company files income tax returns with the U.S. federal government and various U.S. state and local jurisdictions, as well as non-U.S. jurisdictions. The Company is under continuous examination by the IRS and other tax authorities in jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction and subsidiary. The Company is no longer subject to U.S. federal, state, or local income tax examinations for years prior to 2010. For tax years 2007 through 2009, the Company has established adequate reserves for payment of tax liabilities resulting from the completed IRS audit of 2007-2009 which is expected to be settled in 2021. In material non-U.S. jurisdictions, the Company is no longer subject to income tax examinations for years prior to 2013.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Income Tax (continued)
The Company filed refund claims in 2017 with the IRS for 2000 through 2002 to recover tax and interest predominantly related to the disallowance of certain foreign tax credits for which the Company received a statutory notice of deficiency in 2015 and paid the tax thereon. The disallowed foreign tax credits relate to certain non-U.S. investments held by MLIC in support of its life insurance business through a United Kingdom investment subsidiary that was structured as a joint venture until early 2009. In 2020, the Company received refunds from these claims filed in 2017, and as a result, the Company recorded a $28 million interest benefit ($22 million, net of tax) included in other expenses.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Balance at January 1,	$256	$1,111	$1,102
Additions for tax positions of prior years (1)	16	6	269
Reductions for tax positions of prior years (2)	(1)	(493)	(195)
Additions for tax positions of current year (1)	12	13	226
Reductions for tax positions of current year	—	—	(3)
Settlements with tax authorities (3)	(1)	(381)	(288)
Lapses of statute of limitations	(10)	—	—
Balance at December 31,	$272	$256	$1,111
Unrecognized tax benefits that, if recognized, would impact the effective rate	$203	$194	$1,046
__________________
(1)    The increase in 2018 is primarily related to the deemed repatriation transition tax and related IRS regulations.
(2)    The decreases in 2019 and 2018 are primarily related to non-cash benefits from tax audit settlements.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Income Tax (continued)
Interest was as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Interest expense (benefit) recognized on the consolidated statements of operations (1)	$12	$(179)	$(441)

		December 31,
		2020	2019
		(In millions)
Interest included in other liabilities on the consolidated balance sheets		$51	$39
__________________
(1)    The decreases in 2019 and 2018 are primarily related to the tax audit settlement, of which $60 million and $168 million, respectively, was recorded in other expenses and $119 million and $273 million, respectively, was reclassified to the current income tax payable account.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
20. Earnings Per Common Share
The following table presents the weighted average shares, basic earnings per common share and diluted earnings per common share:

	Years Ended December 31,
	2020	2019	2018
	(In millions, except per share data)
Weighted Average Shares:
Weighted average common stock outstanding - basic	907.8	937.6	1,005.9
Incremental common shares from assumed exercise or issuance of stock-based awards	5.4	6.8	8.0
Weighted average common stock outstanding - diluted	913.2	944.4	1,013.9
Net Income (Loss):
Net income (loss)	$5,418	$5,909	$5,128
Less: Net income (loss) attributable to noncontrolling interests	11	10	5
Less: Preferred stock dividends	202	178	141
Preferred stock redemption premium	$14	$—	$—
Net income (loss) available to MetLife, Inc.’s common shareholders	$5,191	$5,721	$4,982
Basic	$5.72	$6.10	$4.95
Diluted	$5.68	$6.06	$4.91

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
In some of the matters, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Modern pleading practice in the United States permits considerable variation in the assertion of monetary damages or other relief. Jurisdictions may permit claimants not to specify the monetary damages sought or may permit claimants to state only that the amount sought is sufficient to invoke the jurisdiction of the trial court. In addition, jurisdictions may permit plaintiffs to allege monetary damages in amounts well exceeding reasonably possible verdicts in the jurisdiction for similar matters. This variability in pleadings, together with the Company’s actual experience in litigating or resolving through settlement numerous claims over an extended period of time, demonstrates to management that the monetary relief which may be specified in a lawsuit or claim bears little relevance to its merits or disposition value.
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. In certain circumstances where liabilities have been established there may be coverage under one or more corporate insurance policies, pursuant to which there may be an insurance recovery. Insurance recoveries are recognized as gains when any contingencies relating to the insurance claim have been resolved, which is the earlier of when the gains are realized or realizable. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at December 31, 2020. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of December 31, 2020, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $200 million.

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
Asbestos-Related Claims
MLIC is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages. MLIC has never engaged in the business of manufacturing, producing, distributing or selling asbestos or asbestos-containing products nor has MLIC issued liability or workers’ compensation insurance to companies in the business of manufacturing, producing, distributing or selling asbestos or asbestos-containing products. The lawsuits principally have focused on allegations with respect to certain research, publication and other activities of one or more of MLIC’s employees during the period from the 1920s through approximately the 1950s and allege that MLIC learned or should have learned of certain health risks posed by asbestos and, among other things, improperly publicized or failed to disclose those health risks. MLIC believes that it should not have legal liability in these cases. The outcome of most asbestos litigation matters, however, is uncertain and can be impacted by numerous variables, including differences in legal rulings in various jurisdictions, the nature of the alleged injury and factors unrelated to the ultimate legal merit of the claims asserted against MLIC. MLIC employs a number of resolution strategies to manage its asbestos loss exposure, including seeking resolution of pending litigation by judicial rulings and settling individual or groups of claims or lawsuits under appropriate circumstances.
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
The approximate total number of asbestos personal injury claims pending against MLIC as of the dates indicated, the approximate number of new claims during the years ended on those dates and the approximate total settlement payments made to resolve asbestos personal injury claims at or during those years are set forth in the following table:

	December 31,
	2020	2019	2018
	(In millions, except number of claims)
Asbestos personal injury claims at year end	60,618	61,134	62,522
Number of new claims during the year	2,496	3,187	3,359
Settlement payments during the year (1)	$52.9	$49.4	$51.4
__________________
(1)Settlement payments represent payments made by MLIC during the year in connection with settlements made in that year and in prior years. Amounts do not include MLIC’s attorneys’ fees and expenses.
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
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its recorded liability for asbestos-related claims to $425 million at December 31, 2020.
City of Westland Police and Fire Retirement System v. MetLife, Inc., et. al. (S.D.N.Y., filed January 12, 2012)
Plaintiff filed this class action on behalf of a class of persons who either purchased MetLife, Inc. common shares between February 9, 2011, and October 6, 2011, or purchased or acquired MetLife, Inc. common stock in the Company’s August 3, 2010 offering or the Company’s March 4, 2011 offering. Plaintiff alleges that MetLife, Inc. and several current and former directors and executive officers of MetLife, Inc. violated the Securities Act of 1933, as well as the Exchange Act and Rule 10b-5 promulgated thereunder by issuing, or causing MetLife, Inc. to issue, materially false and misleading statements concerning MetLife, Inc.’s potential liability for millions of dollars in insurance benefits that should have purportedly been paid to beneficiaries or escheated to the states. The parties reached an agreement on a class settlement of the case, and on June 17, 2020, plaintiff filed with the district court a motion to approve notice of the proposed settlement to the classes. The Company has accrued the full amount of the settlement payment. On November 24, 2020, the district court approved notice of the proposed settlement to the classes.

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
Total Asset Recovery Services, LLC. v. MetLife, Inc., et al. (Supreme Court of the State of New York, County of New York, filed December 27, 2017)
Total Asset Recovery Services (the “Relator”) brought an action under the qui tam provision of the New York False Claims Act (the “Act”) on behalf of itself and the State of New York. The Relator originally filed this action under seal in 2010, and the complaint was unsealed on December 19, 2017. The Relator alleges that MetLife, Inc., MLIC, and several other insurance companies violated the Act by filing false unclaimed property reports with the State of New York from 1986 to 2017, to avoid having to escheat the proceeds of more than 25,000 life insurance policies, including policies for which the defendants escheated funds as part of their demutualizations in the late 1990s. The Relator seeks treble damages and other relief. On April 3, 2019, the court granted MetLife, Inc.’s and MLIC’s motion to dismiss and dismissed the complaint in its entirety. The Relator filed an appeal with the Appellate Division of the New York State Supreme Court, First Department. On December 10, 2020, the Appellate Division reversed the court’s order granting MetLife, Inc. and MLIC’s motion to dismiss and remanded the case to the trial court where the Relator’s counsel will be permitted to file an amended complaint.
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
Litigation Matters
Parchmann v. MetLife, Inc., et. al. (E.D.N.Y., filed February 5, 2018)
Plaintiff filed this putative class action seeking to represent a class of persons who purchased MetLife, Inc. common stock from February 27, 2013 through January 29, 2018. Plaintiff alleges that MetLife, Inc., its former Chief Executive Officer and Chairman of the Board, and its former Chief Financial Officer violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by issuing materially false and/or misleading financial statements. Plaintiff alleges that MetLife’s practices and procedures for estimating reserves for certain group annuity benefits were inadequate, and that MetLife had inadequate internal control over financial reporting. Plaintiff seeks unspecified compensatory damages and other relief. On January 11, 2021, the court granted MetLife’s motion to dismiss and dismissed the complaint in its entirety. Plaintiff filed an appeal with the United States Court of Appeals for the Second Circuit.

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
Assets and liabilities held for insolvency assessments were as follows:

	December 31,
	2020	2019
	(In millions)
Other Assets:
Premium tax offset for future discounted and undiscounted assessments	$40	$43
Premium tax offset currently available for paid assessments	35	43
Total	$75	$86
Other Liabilities:
Insolvency assessments	$60	$62

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
21. Contingencies, Commitments and Guarantees (continued)
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $3.3 billion and $4.1 billion at December 31, 2020 and 2019, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $8.5 billion and $8.1 billion at December 31, 2020 and 2019, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $329 million, with a cumulative maximum of $549 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $20 million and $6 million at December 31, 2020 and 2019, respectively, for indemnities, guarantees and commitments.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
22. Quarterly Results of Operations (Unaudited)
The unaudited quarterly results of operations for 2020 and 2019 are summarized in the table below:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
2020
Total revenues	$18,310	$14,099	$16,015	$19,418
Total expenses	$12,667	$13,902	$15,092	$19,254
Net income (loss)	$4,401	$150	$709	$158
Less: Net income (loss) attributable to noncontrolling interests	$3	$5	$3	$—
Net income (loss) attributable to MetLife, Inc.	$4,398	$145	$706	$158
Less: Preferred stock dividends	$32	$77	$59	$34
Preferred stock redemption premium	$—	$—	$14	$—
Net income (loss) available to MetLife, Inc.’s common shareholders	$4,366	$68	$633	$124
Basic earnings per common share
Net income (loss) attributable to MetLife, Inc.	$4.81	$0.16	$0.78	$0.18
Net income (loss) available to MetLife, Inc.’s common shareholders	$4.78	$0.07	$0.70	$0.14
Diluted earnings per common share
Net income (loss) attributable to MetLife, Inc.	$4.78	$0.16	$0.77	$0.17
Net income (loss) available to MetLife, Inc.’s common shareholders	$4.75	$0.07	$0.69	$0.14
2019
Total revenues	$16,302	$17,497	$18,678	$17,143
Total expenses	$14,558	$15,200	$15,887	$17,180
Net income (loss)	$1,385	$1,746	$2,190	$588
Less: Net income (loss) attributable to noncontrolling interests	$4	$5	$6	$(5)
Net income (loss) attributable to MetLife, Inc.	$1,381	$1,741	$2,184	$593
Less: Preferred stock dividends	$32	$57	$32	$57
Net income (loss) available to MetLife, Inc.’s common shareholders	$1,349	$1,684	$2,152	$536
Basic earnings per common share
Net income (loss) attributable to MetLife, Inc.	$1.44	$1.84	$2.35	$0.65
Net income (loss) available to MetLife, Inc.’s common shareholders	$1.41	$1.78	$2.31	$0.58
Diluted earnings per common share
Net income (loss) attributable to MetLife, Inc.	$1.43	$1.83	$2.33	$0.64
Net income (loss) available to MetLife, Inc.’s common shareholders	$1.40	$1.77	$2.30	$0.58

MetLife, Inc.
Schedule I
Consolidated Summary of Investments —
Other Than Investments in Related Parties
December 31, 2020
(In millions)

Types of Investments	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities AFS:
Bonds:
Foreign government	$63,243	$71,699	$71,699
U.S. government and agency	39,094	47,100	47,100
Public utilities	12,399	14,948	14,948
Municipals	10,982	13,722	13,722
All other corporate bonds	127,375	146,741	146,741
Total bonds	253,093	294,210	294,210
Mortgage-backed and asset-backed securities	56,709	59,464	59,464
Redeemable preferred stock	1,009	1,135	1,135
Total fixed maturity securities AFS	310,811	354,809	354,809
Unit-linked and FVO Securities	11,339	13,319	13,319
Equity securities:
Common stock:
Industrial, miscellaneous and all other	493	596	596
Banks, trust and insurance companies	63	131	131
Public utilities	88	52	52
Non-redeemable preferred stock	297	300	300
Total equity securities	941	1,079	1,079
Mortgage loans	84,509		83,919
Policy loans	9,493		9,493
Real estate and real estate joint ventures	11,913		11,913
Real estate acquired in satisfaction of debt	20		20
Other limited partnership interests	9,470		9,470
Short-term investments	3,904		3,904
Other invested assets	20,593		20,593
Total investments	$462,993		$508,519
__________________
(1)The Unit-linked and FVO Securities are primarily equity securities (including mutual funds) and fixed maturity securities. Amortized cost for fixed maturity securities AFS, mortgage loans and short-term investments represents original cost reduced by repayments and adjusted for amortization of premium or accretion of discount; for equity securities, cost represents original cost; for real estate, cost represents original cost reduced by impairments and depreciation; for real estate joint ventures and other limited partnerships interests, cost represents original cost reduced for impairments or original cost adjusted for equity in earnings and distributions.

MetLife, Inc.
Schedule II
Condensed Financial Information
(Parent Company Only)
December 31, 2020 and 2019
(In millions, except share and per share data)

	2020	2019
Condensed Balance Sheets
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $3,400 and $3,062, respectively)	$3,443	$3,073
Short-term investments, principally at estimated fair value	156	2
Other invested assets, at estimated fair value	187	120
Total investments	3,786	3,195
Cash and cash equivalents	441	377
Accrued investment income	11	12
Investment in subsidiaries	88,684	79,571
Loans to subsidiaries	—	100
Other assets	966	747
Total assets	$93,888	$84,002
Liabilities and Stockholders’ Equity
Liabilities
Payables for collateral under derivatives transactions	$65	$16
Long-term debt — unaffiliated	13,463	12,379
Long-term debt — affiliated	2,073	1,976
Junior subordinated debt securities	2,461	2,458
Other liabilities	1,268	1,029
Total liabilities	19,330	17,858
Stockholders’ Equity
Preferred stock, par value $0.01 per share; $4,405 and $3,405, respectively, aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,181,614,288 and 1,177,680,299 shares issued, respectively; 892,910,600 and 915,338,098 shares outstanding, respectively	12	12
Additional paid-in capital	33,812	32,680
Retained earnings	36,491	33,078
Treasury stock, at cost; 288,703,688 and 262,342,201 shares, respectively	(13,829)	(12,678)
Accumulated other comprehensive income (loss)	18,072	13,052
Total stockholders’ equity	74,558	66,144
Total liabilities and stockholders’ equity	$93,888	$84,002
See accompanying notes to the condensed financial information.

MetLife, Inc.
Schedule II
Condensed Financial Information — (continued)
(Parent Company Only)
For the Years Ended December 31, 2020, 2019 and 2018
(In millions)

	2020	2019	2018
Condensed Statements of Operations
Revenues
Net investment income	$50	$77	$87
Other revenues	29	27	19
Net investment gains (losses)	(154)	(40)	(277)
Net derivative gains (losses)	(61)	(45)	(56)
Total revenues	(136)	19	(227)
Expenses
Interest expense	833	850	1,009
Other expenses	154	153	158
Total expenses	987	1,003	1,167
Income (loss) before provision for income tax and equity in earnings of subsidiaries	(1,123)	(984)	(1,394)
Provision for income tax (expense) benefit	267	582	51
Equity in earnings of subsidiaries	6,263	6,301	6,466
Net income (loss)	5,407	5,899	5,123
Less: Preferred stock dividends	202	178	141
Preferred stock redemption premium	$14	$—	$—
Net income (loss) available to common shareholders	$5,191	$5,721	$4,982
Comprehensive income (loss)	$10,427	$17,208	$(1,494)
See accompanying notes to the condensed financial information.

MetLife, Inc.
Schedule II
Condensed Financial Information — (continued)
(Parent Company Only)
For the Years Ended December 31, 2020, 2019 and 2018
(In millions)

	2020	2019	2018
Condensed Statements of Cash Flows
Cash flows from operating activities
Net income (loss)	$5,407	$5,899	$5,123
Earnings of subsidiaries	(6,263)	(6,301)	(6,466)
Dividends from subsidiaries	3,970	4,790	7,367
(Gains) losses on investments and from sales of businesses, net	154	40	277
Other, net	211	(251)	(807)
Net cash provided by (used in) operating activities	3,479	4,177	5,494
Cash flows from investing activities
Sales and maturities of fixed maturity securities available-for-sale	3,693	3,153	9,635
Purchases of fixed maturity securities available-for-sale	(3,858)	(3,380)	(8,178)
Cash received in connection with freestanding derivatives	71	101	227
Cash paid in connection with freestanding derivatives	(100)	(392)	(237)
Purchases of businesses	(1,875)	—	—
Expense paid on behalf of subsidiaries	(15)	(13)	(14)
Receipts on loans to subsidiaries	100	—	—
Returns of capital from subsidiaries	16	10	87
Capital contributions to subsidiaries	(422)	(75)	(767)
Net change in short-term investments	4	14	14
Other, net	(2)	28	(3)
Net cash provided by (used in) investing activities	(2,388)	(554)	764
Cash flows from financing activities
Net change in payables for collateral under derivative transactions	49	7	(27)
Long-term debt issued	1,246	1,382	—
Long-term debt repaid	(251)	(877)	(1,759)
Treasury stock acquired in connection with share repurchases	(1,151)	(2,285)	(3,992)
Preferred stock issued, net of issuance costs	1,961	—	1,274
Redemption of preferred stock	(989)	—	—
Preferred stock redemption premium	(14)	—	—
Dividends on preferred stock	(202)	(178)	(141)
Dividends on common stock	(1,657)	(1,643)	(1,678)
Other, net	(19)	(28)	(75)
Net cash provided by (used in) financing activities	(1,027)	(3,622)	(6,398)
Change in cash and cash equivalents	64	1	(140)
Cash and cash equivalents, beginning of year	377	376	516
Cash and cash equivalents, end of year	$441	$377	$376

MetLife, Inc.
Schedule II
Condensed Financial Information — (continued)
(Parent Company Only)
For the Years Ended December 31, 2020, 2019 and 2018
(In millions)

	2020	2019	2018
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$815	$864	$1,040
Income tax:
Amounts paid to (received from) subsidiaries, net	$(392)	$(152)	$(33)
Amounts paid to Brighthouse in accordance with the tax separation agreement	—	—	909
Income tax paid (received) by MetLife, Inc., net	96	(3)	1
Total income tax, net	$(296)	$(155)	$877
Non-cash transactions:
Dividends from subsidiary	$341	$—	$—
Returns of capital from subsidiaries	$13	$29	$3,844
Capital contributions to subsidiaries	$1	$30	$3,844
Brighthouse common stock exchange transaction (Note 3):
Reduction of long-term debt	$—	$—	$944
Reduction of fair value option securities	$—	$—	$1,030

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
2. Investment in Subsidiaries
In December 2020, MetLife, Inc. paid $1.8 billion in cash in connection with the acquisition of Versant Health. See Note 3 of the Notes to the Consolidated Financial Statements.
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
Interest income earned on loans to subsidiaries of $2 million, $3 million and $3 million for the years ended December 31, 2020, 2019 and 2018, respectively, is included in net investment income.

MetLife, Inc.
Schedule II
Notes to the Condensed Financial Information — (continued)
(Parent Company Only)
4. Long-term Debt
Long-term debt outstanding was as follows:

	Interest Rates (1)							December 31,
	Range			Weighted Average	Maturity			2020	2019
	(Dollars in millions)
Senior notes — unaffiliated (2)	0.50%	-	6.50%	4.28%	2022	-	2046	$13,463	$12,379
Senior notes — affiliated	1.60%	-	3.14%	2.31%	2021	-	2029	2,073	1,976
Total								$15,536	$14,355
__________________
(1)Range of interest rates and weighted average interest rates are for the year ended December 31, 2020.
(2)Net of $85 million and $81 million of unamortized issuance costs and net premiums and discounts at December 31, 2020 and 2019, respectively.
See Note 13 of the Notes to the Consolidated Financial Statements.
The aggregate maturities of long-term debt at December 31, 2020 for the next five years and thereafter are $1.0 billion in 2021, $500 million in 2022, $1.4 billion in 2023, $1.5 billion in 2024, $1.2 billion in 2025 and $9.9 billion thereafter.
Senior Notes – Affiliated
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
•A $500 million senior note was redenominated to a new ¥53.3 billion senior note. The ¥53.3 billion senior note bore interest at a rate per annum of 1.45%, payable semi-annually. In July 2019, this note matured and was refinanced with a ¥37.3 billion 1.602% senior note due July 2023 and a ¥16.0 billion 1.637% senior note due July 2026, both issued to MLIC and payable semi-annually.
•A $250 million senior note was redenominated to a new ¥26.5 billion senior note. The ¥26.5 billion senior note bore interest at a rate per annum of 1.72% payable semi-annually. In October 2019, this note matured and was refinanced with a ¥26.5 billion 1.81% senior note due October 2029 issued to MLIC, payable semi-annually.
•A $250 million senior note was also redenominated to a new ¥26.5 billion senior note. The ¥26.5 billion senior note bore interest at a rate per annum of 0.82%, payable semi-annually. In September 2020, MetLife, Inc. repaid this note in cash at maturity.

MetLife, Inc.
Schedule II
Notes to the Condensed Financial Information — (continued)
(Parent Company Only)
4. Long-term Debt (continued)
Interest Expense
Interest expense was comprised of the following:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Long-term debt — unaffiliated	$570	$591	$755
Long-term debt — affiliated	52	48	45
Collateral financing arrangements	6	6	6
Junior subordinated debt securities	205	205	203
Total	$833	$850	$1,009
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
MetLife, Inc. guarantees the obligations of MrB in an aggregate amount up to $1.0 billion, under a reinsurance agreement with MetLife Europe d.a.c., in respect of MrB’s reinsurance of the guaranteed living benefits and guaranteed death benefits associated with certain unit-linked variable annuity type liability contracts issued by MetLife Europe d.a.c.
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

MetLife, Inc.
Schedule II
Notes to the Condensed Financial Information — (continued)
(Parent Company Only)
5. Support Agreements (continued)
MetLife, Inc. guarantees obligations arising from OTC-bilateral derivatives of MrB. MrB is exposed to various risks relating to their ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. MrB uses a variety of strategies to manage these risks, including the use of derivatives. Further, MrB’s derivatives are subject to industry standard netting agreements and collateral agreements that limit the unsecured portion of any open derivative position. On a net counterparty basis at December 31, 2020 and 2019, derivative transactions with positive mark-to-market values (in-the-money) were $366 million and $360 million, respectively, and derivative transactions with negative mark-to-market values (out-of-the-money) were $158 million and $197 million, respectively. To secure the obligations represented by the out-of-the-money transactions, MrB had provided collateral to its counterparties with an estimated fair value of $158 million and $196 million at December 31, 2020 and 2019, respectively. Accordingly, unsecured derivative liabilities guaranteed by MetLife, Inc. were $0 and $1 million at December 31, 2020 and 2019, respectively.
MetLife, Inc. also guarantees the obligations of certain of its subsidiaries under committed facilities with third-party banks. See Note 13 of the Notes to the Consolidated Financial Statements.

MetLife, Inc.
Schedule III
Consolidated Supplementary Insurance Information
December 31, 2020 and 2019
(In millions)

Segment	DAC and VOBA	Future Policy Benefits, Other Policy-Related Balances and Policyholder Dividend Obligation	Policyholder Account Balances	Policyholder Dividends Payable	Unearned Premiums (1), (2)	Unearned Revenue (1)
2020
U.S.	$434	$85,037	$77,487	$—	$175	$42
Asia	9,333	45,202	81,710	87	2,493	587
Latin America	2,092	11,749	5,100	—	1	740
EMEA	1,787	5,215	12,037	6	23	555
MetLife Holdings	2,712	78,048	28,858	494	154	188
Corporate & Other	31	1,475	(16)	—	—	—
Total	$16,389	$226,726	$205,176	$587	$2,846	$2,112
2019
U.S.	$649	$79,147	$71,180	$—	$2,062	$41
Asia	9,764	42,328	75,699	75	2,275	973
Latin America	2,038	10,840	5,071	—	123	762
EMEA	1,701	5,221	11,730	5	23	509
MetLife Holdings	3,656	74,999	28,966	601	164	193
Corporate & Other	25	1,565	(19)	—	—	—
Total	$17,833	$214,100	$192,627	$681	$4,647	$2,478
__________________
(1)Amounts are included within the future policy benefits, other policy-related balances and policyholder dividend obligation column.
(2)Includes premiums received in advance.

MetLife, Inc.
Schedule III
Consolidated Supplementary Insurance Information — (continued)
For the Years Ended December 31, 2020, 2019 and 2018
(In millions)

Segment	Premiums and Universal Life and Investment-Type Product Policy Fees	Net Investment Income	Policyholder Benefits and Claims and Interest Credited to Policyholder Account Balances	Amortization of DAC and VOBA Charged to Other Expenses	Other Expenses (1)
2020
U.S.	$28,335	$6,563	$27,966	$471	$3,716
Asia	8,554	3,931	7,249	1,468	1,825
Latin America	3,257	991	2,857	276	971
EMEA	2,709	697	1,623	452	860
MetLife Holdings	4,757	4,900	6,983	485	1,976
Corporate & Other	25	35	(3)	8	1,732
Total	$47,637	$17,117	$46,675	$3,160	$11,080
2019
U.S.	$27,879	$6,821	$28,165	$475	$3,603
Asia	8,482	3,920	7,278	1,380	1,907
Latin America	3,817	1,262	3,210	291	1,039
EMEA	2,615	1,442	2,361	420	921
MetLife Holdings	4,960	5,140	6,842	324	2,246
Corporate & Other	85	283	69	6	2,288
Total	$47,838	$18,868	$47,925	$2,896	$12,004
2018
U.S.	$29,239	$6,703	$29,539	$477	$3,466
Asia	8,390	3,055	6,559	1,297	1,903
Latin America	3,817	1,194	3,057	209	1,044
EMEA	2,587	(195)	772	433	909
MetLife Holdings	5,191	5,222	6,662	553	2,286
Corporate & Other	118	187	80	6	2,382
Total	$49,342	$16,166	$46,669	$2,975	$11,990
______________
(1)Includes other expenses and policyholder dividends, excluding amortization of DAC and VOBA charged to other expenses.

MetLife, Inc.
Schedule IV
Consolidated Reinsurance
December 31, 2020, 2019 and 2018
(Dollars in millions)

	Gross Amount	Ceded	Assumed	Net Amount	% Amount Assumed to Net
2020
Life insurance in-force	$5,222,988	$442,381	$597,903	$5,378,510	11.1%
Insurance premium
Life insurance (1)	$23,629	$1,620	$1,809	$23,818	7.6%
Accident & health insurance	14,958	516	208	14,650	1.4%
Property and casualty insurance	3,614	63	15	3,566	0.4%
Total insurance premium	$42,201	$2,199	$2,032	$42,034	4.8%
2019
Life insurance in-force	$5,100,675	$488,958	$623,662	$5,235,379	11.9%
Insurance premium
Life insurance (1)	$23,938	$1,704	$1,794	$24,028	7.5%
Accident & health insurance	14,835	523	207	14,519	1.4%
Property and casualty insurance	3,740	71	19	3,688	0.5%
Total insurance premium	$42,513	$2,298	$2,020	$42,235	4.8%
2018
Life insurance in-force	$4,963,820	$507,589	$532,511	$4,988,742	10.7%
Insurance premium
Life insurance (1)	$26,356	$1,792	$1,791	$26,355	6.8%
Accident & health insurance	14,166	515	212	13,863	1.5%
Property and casualty insurance	3,677	73	18	3,622	0.5%
Total insurance premium	$44,199	$2,380	$2,021	$43,840	4.6%
__________________
(1)Includes annuities with life contingencies.

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
Management, including the CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of December 31, 2020.
There were no changes to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management evaluated the design and operating effectiveness of the Company’s internal control over financial reporting based on the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In the opinion of management, MetLife, Inc. maintained effective internal control over financial reporting as of December 31, 2020.
Deloitte has issued its report on its audit of the effectiveness of internal control over financial reporting, which is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of MetLife, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of MetLife, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 18, 2021, expressed an unqualified opinion on those financial statements.

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
February 18, 2021

Item 9B. Other Information
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this Item pertaining to Directors is incorporated herein by reference to MetLife, Inc.’s definitive proxy statement for the Annual Meeting of Shareholders to be held on June 15, 2021, to be filed by MetLife, Inc. with the SEC pursuant to Regulation 14A within 120 days after the year ended December 31, 2020 (the “2021 Proxy Statement”).
The information called for by this Item pertaining to Executive Officers appears in “Business — Information About Our Executive Officers” in this Annual Report on Form 10-K.
The Company has adopted the MetLife Financial Management Code of Business Ethics (the “Financial Management Code”), a “code of ethics” as defined under the rules of the SEC, that applies to MetLife, Inc.’s CEO, CFO, Chief Accounting Officer and all professionals in finance and finance-related departments. In addition, the Company has adopted the Directors’ Code of Business Ethics (the “Directors’ Code”) which applies to all members of MetLife, Inc.’s Board of Directors, including the CEO, and the Company’s Code of Business Ethics, which applies to all employees of the Company, including MetLife, Inc.’s CEO, CFO and Chief Accounting Officer. These codes are available on the Company’s website at www.metlife.com/about-us/corporate-governance/corporate-conduct/. The Company intends to satisfy any disclosure obligations under Item 5.05 of Form 8-K by posting information on the Company’s website at the address given above.
Item 11. Executive Compensation
The information called for by this Item is incorporated herein by reference to the 2021 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this Item pertaining to ownership of shares of MetLife, Inc.’s common stock (“Shares”) is incorporated herein by reference to the 2021 Proxy Statement.

The following table provides information at December 31, 2020, regarding MetLife, Inc.’s equity compensation plans:
Equity Compensation Plan Information at December 31, 2020

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (3)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	18,114,359	$40.25	35,249,278
Equity compensation plans not approved by security holders	None	—	None
Total	18,114,359	$40.25	35,249,278
______________
(1)     Column (a) reflects the following items outstanding as of December 31, 2020:

Stock Options	7,042,441
Restricted Stock Units	2,788,150
Performance Shares (assuming future payout at maximum performance factor)	7,178,245
Deferred Shares	1,105,523
Shares that will or may be issued	18,114,359
As of December 31, 2020:
•Stock Options under the MetLife, Inc. 2015 Stock and Incentive Compensation Plan (the “2015 Stock Plan”) and its predecessor plan, the MetLife, Inc. 2005 Stock and Incentive Compensation Plan (the “2005 Stock Plan”) were outstanding;
•Restricted Stock Units and Performance Shares under the 2015 Stock Plan were outstanding; and
•Deferred Shares related to awards under the 2015 Stock Plan, MetLife, Inc. 2015 Non-Management Directors Stock Compensation Plan (the “2015 Director Stock Plan”), 2005 Stock Plan, MetLife, Inc. 2005 Non-Management Directors Stock Compensation Plan (the “2005 Director Stock Plan”), and earlier plans, were outstanding. Deferred Shares are related to awards that have become payable in Shares under any plan, the issuance of which has been deferred.
The maximum performance factor for Performance Shares granted in 2015, 2016, 2017, 2018, 2019 and 2020 was 175%. The number of Performance Shares outstanding as of December 31, 2020 at target (100%) performance factor was 4,101,854.
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
(2)    Column (b) reflects the weighted average exercise price of all Stock Options under any plan that, as of December 31, 2020, had been granted but not forfeited, expired, or exercised. Performance Shares, Restricted Stock Units, and Deferred Shares are not included in determining the weighted average in column (b) because they have no exercise price.

(3)    Column (c) reflects the following items outstanding as of December 31, 2020:

Number of Shares
At January 15, 2015, the effective date of the 2015 Stock Plan and 2015 Director Stock Plan:
Shares newly authorized for issuance under the 2015 Stock Plan	11,750,000
Shares remaining authorized for issuance under the 2005 Stock Plan or other plans that were not covered by awards (i)	18,023,959
Shares authorized for issuance under the 2015 Director Stock Plan (ii)	1,642,208
Net shares added to the 2015 Stock Plan and 2015 Director Stock Plan authorizations in light of the Separation (iii)	3,979,727
Total Shares authorized for issuance at January 1, 2015 and net shares added in light of the Separation	35,395,894
Additional Shares recovered for issuance (iv) in:
2015 - 2019	26,533,707
2020	2,430,725
Total Shares recovered for issuance since January 1, 2015	28,964,432
Less: Shares covered by new awards and new imputed reinvested dividends on Deferred Shares (v) in:
2015 - 2019	24,738,291
2020	4,372,757
Total Shares covered by new awards and new imputed reinvested dividends on Deferred Shares since January 1, 2015	29,111,048
Shares remaining available for future issuance under the 2015 Stock Plan and 2015 Director Stock Plan	35,249,278
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
(iii)    In 2017, MetLife, Inc. completed the separation of Brighthouse Financial, Inc. and its subsidiaries (“Brighthouse”) through a distribution of shares of Brighthouse Financial, Inc. common stock to the MetLife, Inc. common shareholders (the “Separation”). In light of the Separation, and in order to maintain the Share authorizations under each plan at the levels that shareholders had approved, MetLife, Inc. increased the number of Shares authorized for issuance under the 2015 Stock Plan and 2015 Director Stock Plan as of August 4, 2017, excluding those Shares from the authorizations that had already been issued, by the Adjustment Ratio. MetLife, Inc. also increased the number of Shares covered by outstanding Stock Options, Performance Shares, Restricted Stock Units, and Deferred Shares on that date by the Adjustment Ratio, in order to maintain the intrinsic value of those awards and Deferred Shares, which decreased the number of Shares available for issuance under both plans. The amount in this row is the net increase in the Share authorization under both the 2015 Stock Plan and 2015 Director Stock Plan as a result of these adjustments. For a description of the adjustment to Stock Options, Performance Shares, Restricted Stock Units, and Deferred Shares, see Note 16 of the Notes to the Consolidated Financial Statements.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by this Item is incorporated herein by reference to the 2021 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information called for by this item is incorporated herein by reference to the 2021 Proxy Statement.

Part IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
1. Financial Statements
The financial statements are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 150.
2. Financial Statement Schedules
The financial statement schedules are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 150.
3. Exhibits
The exhibits are listed in the Exhibit Index which begins on page 336.
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

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

2.1	Plan of Reorganization.	S-1	333-91517	2.1	November 23, 1999

2.2	Amendment to Plan of Reorganization, dated as of March 9, 2000.	S-1/A	333-91517	2.2	March 29, 2000

2.3	Master Separation Agreement, dated August 4, 2017, between MetLife, Inc. and Brighthouse Financial, Inc.	8-K	001-15787	2.1	August 7, 2017

3.1.1	Amended and Restated Certificate of Incorporation of MetLife, Inc.	10-K	001-15787	3.1	March 1, 2017

3.1.2	Certificate of Retirement of Series B Contingent Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on November 5, 2013.	10-Q	001-15787	3.6	November 7, 2013

3.1.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated April 29, 2015.	8-K	001-15787	3.1	April 30, 2015

3.1.4	Certificate of Designations of 5.250% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C, of MetLife, Inc., filed with the Secretary of State of Delaware on May 28, 2015.	8-K	001-15787	3.1	May 28, 2015

3.1.5	Certificate of Elimination of 6.500% Non-Cumulative Preferred Stock, Series B, of MetLife, Inc., filed with the Secretary of State of Delaware on November 3, 2015.	10-Q	001-15787	3.7	November 5, 2015

3.1.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated April 29, 2011.	10-K	001-15787	3.4	March 1, 2017

3.1.7	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on April 7, 2000.	10-K	001-15787	3.2	March 1, 2017

3.1.8	Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc., filed with the Secretary of State of Delaware on June 10, 2005.	10-K	001-15787	3.3	March 1, 2017

3.1.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated October 23, 2017.	8-K	001-15787	3.1	October 24, 2017

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1.10	Certificate of Designations of 5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D, of MetLife, Inc., filed with the Secretary of State of Delaware on March 21, 2018.	8-K	001-15787	3.1	March 22, 2018

3.1.11	Certificate of Designations of 5.625% Non-Cumulative Preferred Stock, Series E, of MetLife, Inc., filed with the Secretary of the State of Delaware on May 31, 2018.	8-K	001-15787	3.1	June 4, 2018

3.1.12	Certificate of Designations of 4.75% Non-Cumulative Preferred Stock, Series F, of MetLife, Inc., filed with the Secretary of the State of Delaware on January 8, 2020.	8-K	001-15787	3.1	January 9, 2020

3.1.13	Certificate of Designations of 3.850% Fixed Rate Reset Non-Cumulative Preferred Stock, Series G, of MetLife, Inc., filed with the Secretary of the State of Delaware on September 9, 2020.	8-K	001-15787	3.1	September 10, 2020

3.2	Amended and Restated By-Laws of MetLife, Inc., effective September 25, 2018.	8-K	001-15787	3.2	October 1, 2018

4.1	Form of Certificate for Common Stock, par value $0.01 per share.	S-1/A	333-91517	4.1	March 9, 2000

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

4.16
Certificate of Designations of 3.850% Fixed Rate Reset Non-Cumulative Preferred Stock, Series G, of MetLife, Inc., filed with the Secretary of the State of Delaware on September 9, 2020. (See Exhibit 3.1.13 above).

4.17	Form of Stock Certificate, 3.850% Reset Non-Cumulative Preferred Stock, Series G, of MetLife, Inc.	8-K	001-15787	4.1	September 10, 2020

4.18	Deposit Agreement, dated January 15, 2020, among MetLife, Inc., Computershare Inc. and Computershare Trust Company, N.A., collectively, as depositary, and the holders from time to time of the depositary receipts described therein.	8-K	001-15787	4.1	January 15, 2020

4.19	Form of Depositary Receipt, Depositary Shares each representing a 1/1,000th interest in a share of 4.75% Non-Cumulative Preferred Stock, Series F, of MetLife, Inc.	8-K	001-15787	4.3	January 15, 2020

4.20	Description of Securities.					X

	Certain instruments defining the rights of holders of long-term debt of MetLife, Inc. and its consolidated subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. MetLife, Inc. hereby agrees to furnish to the Securities and Exchange Commission, upon request, copies of such instruments.

10.1.1	MetLife Policyholder Trust Agreement.	S-1	333-91517	10.12	November 23, 1999

10.1.2	Amendment to MetLife Policyholder Trust Agreement.	10-K	001-15787	10.62	February 27, 2013

10.2	Five-Year Credit Agreement, dated as of August 4, 2017 (“2017 Credit Agreement”), amending and restating the Five-Year Credit Agreement, dated as of May 30, 2014 (“2014 Credit Agreement”), among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto (The 2017 Credit Agreement is included as Exhibit A to the Second Amendment, dated as of December 20, 2016, to the 2014 Credit Agreement).	8-K	001-15787	10.1	December 21, 2016

10.3	Purchase Agreement by and among MetLife, Inc. and Massachusetts Mutual Life Insurance Company, dated as of February 28, 2016.	10-Q	001-15787	10.1	May 6, 2016

10.4	Tax Separation Agreement, dated as of July 27, 2017, by and among MetLife, Inc. and its affiliates and Brighthouse Financial, Inc. and its affiliates.	8-K	001-15787	10.1	August 7, 2017

10.5	MetLife, Inc. 2015 Non-Management Director Stock Compensation Plan, effective January 1, 2015.*	S-8	333-198141	4.1	August 14, 2014

10.6.1	MetLife Non-Management Director Deferred Compensation Plan (as amended and restated, effective January 1, 2005, implemented November 2012).*	S-8	333-214710	4.1	November 18, 2016

10.6.2	Amendment to MetLife Non-Management Director Deferred Compensation Plan (as amended and restated, effective January 1, 2005, implemented November 2020).*					X

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.7	MetLife, Inc. Director Indemnity Plan (dated and effective July 22, 2008).*	10-K	001-15787	10.94	February 27, 2014

10.8.1	Form of Agreement to Protect Corporate Property executed by Michel Khalaf, effective April 9, 2012.*	10-K	001-15787	10.15	February 25, 2016

10.8.2	Form of Agreement to Protect Corporate Property executed by Ricardo A. Anzaldua, John C. R. Hele, Frans Hijkoop, and Esther Lee on May 25, 2016; Steven A. Kandarian on May 31, 2016; Steven J. Goulart on June 2, 2016; Maria M. Morris on June 8, 2016; Martin J. Lippert on July 6, 2016; Susan Podlogar, effective July 10, 2017; and Ramy Tadros, effective September 11, 2017.*	10-Q	001-15787	10.1	August 5, 2016

10.9	MetLife Executive Severance Plan (as amended and restated, effective June 14, 2010).*	10-K	001-15787	10.1	February 27, 2015

10.10	MetLife Performance-Based Compensation Recoupment Policy (effective as amended and restated November 1, 2017).*	8-K	001-15787	10.1	November 6, 2017

10.11.1	MetLife, Inc. 2015 Stock and Incentive Compensation Plan, effective January 1, 2015 (the “2015 SIC Plan”).*	S-8	333-198145	4.1	August 14, 2014

10.11.2	MetLife, Inc. 2005 Stock and Incentive Compensation Plan, effective April 15, 2005 (the “2005 SIC Plan”).*	10-K	001-15787	10.24	February 27, 2015

10.12	MetLife Annual Variable Incentive Plan (effective as amended and restated January 1, 2015).*	8-K	001-15787	10.11	December 11, 2014

10.13.1	MetLife International Unit Option Incentive Plan (as amended and restated December 3, 2012).*	8-K	001-15787	10.11	February 15, 2013

10.13.2	MetLife International Unit Option Incentive Plan, dated July 21, 2011 (as amended and restated effective February 23, 2011).*	10-K	001-15787	10.24	March 1, 2017

10.14.1	Form of Stock Option Agreement under the 2005 SIC Plan effective February 11, 2013.*	8-K	001-15787	10.9	February 15, 2013

10.14.2	Form of Stock Option Agreement (Three-Year “Cliff” Exercisability) under the 2005 SIC Plan effective February 11, 2013.*	8-K	001-15787	10.10	February 15, 2013

10.14.3	Form of Management Stock Option Agreement under the 2005 SIC Plan effective as of April 25, 2007.*	10-K	001-15787	10.24	February 27, 2013

10.14.4	Amendment to Stock Option Agreements under the 2005 SIC Plan effective as of April 25, 2007.*	10-K	001-15787	10.25	February 27, 2013

10.14.5	Form of Stock Option Agreement (Ratable Exercisability in Thirds) under the 2015 SIC Plan, effective January 1, 2015 *	8-K	001-15787	10.7	December 11, 2014

10.14.6	Form of Stock Option Agreement (Three-Year “Cliff” Exercisability) under the 2015 SIC Plan, effective January 1, 2015 *	8-K	001-15787	10.8	December 11, 2014

10.14.7	Form of Management Stock Option Agreement under the 2005 SIC Plan effective December 15, 2009.*	10-K	001-15787	10.28	February 27, 2015

10.14.8	Form of Stock Option Agreement (Ratable Exercisability in Thirds) under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.101	February 25, 2016

10.14.9	Form of Stock Option Agreement (Three-Year “Cliff” Exercisability) under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.102	February 25, 2016

10.15.1	Form of Unit Option Agreement under the MetLife International Unit Option Incentive Plan effective February 11, 2013.*	8-K	001-15787	10.12	February 15, 2013

10.15.2	Form of Unit Option Agreement (Three-Year “Cliff” Exercisability) under the MetLife International Unit Option Incentive Plan, effective February 11, 2013.*	8-K	001-15787	10.13	February 15, 2013

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.15.3	Form of Unit Option Agreement (Ratable Exercisability in Thirds) under the 2015 SIC Plan, effective January 1, 2015.*	8-K	001-15787	10.9	December 11, 2014

10.15.4	Form of Unit Option Agreement (Three-Year “Cliff” Exercisability) under the 2015 SIC Plan, effective January 1, 2015.*	8-K	001-15787	10.10	December 11, 2014

10.15.5	Form of Unit Option Agreement (Ratable Exercisability in Thirds) under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.103	February 25, 2016

10.15.6	Form of Unit Option Agreement (Three-Year “Cliff” Exercisability) under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.104	February 25, 2016

10.15.7	Form of Unit Option Agreement under the MetLife International Unit Option Incentive Plan effective February 23, 2011.*	10-K	001-15787	10.25	March 1, 2017

10.16.1	Form of Restricted Stock Unit Agreement (Ratable Period of Restriction Ends in Thirds; Code Section 162(m) Goals) under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.97	February 25, 2016

10.16.2	Form of Restricted Stock Unit Agreement (Three-Year “Cliff” Period of Restriction; No Code Section 162(m) Goals) under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.98	February 25, 2016

10.16.3	Form of Restricted Stock Unit Agreement (Ratable Period of Restriction Ends in Thirds) under the 2015 SIC Plan, effective February 27, 2018.*	8-K	001-15787	10.3	February 20, 2018

10.16.4	Form of Restricted Stock Unit Agreement (Three-Year “Cliff” Period of Restriction) under the 2015 SIC Plan, effective February 27, 2018.*	8-K	001-15787	10.4	February 20, 2018

10.17.1	Form of Restricted Unit Agreement (Ratable Period of Restriction Ends in Thirds; Code Section 162(m) Goals) under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.99	February 25, 2016

10.17.2	Form of Restricted Unit Agreement (Three-Year “Cliff” Period of Restriction; No Code Section 162(m) Goals) under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.100	February 25, 2016

10.17.3	Form of Restricted Unit Agreement (Ratable Period of Restriction Ends in Thirds) under the 2015 SIC Plan, effective February 27, 2018.*	8-K	001-15787	10.5	February 20, 2018

10.17.4	Form of Restricted Unit Agreement (Three-Year “Cliff” Period of Restriction) under the 2015 SIC Plan, effective February 27, 2018.*	8-K	001-15787	10.6	February 20, 2018

10.18.1	Form of Performance Share Agreement under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.95	February 25, 2016

10.18.2	Form of Performance Share Agreement under the 2015 SIC Plan, effective February 27, 2018.*	8-K	001-15787	10.1	February 20, 2018

10.18.3	Form of Performance Share Agreement under the 2015 SIC Plan, effective January 1, 2019. *	8-K	001-15787	10.1	December 13, 2018

10.18.4	Form of Performance Share Agreement under the 2015 SIC Plan, effective December 10, 2019.*	10-K	001-15787	10.18.5	February 21, 2020

10.18.5	Form of Performance Share Agreement under the 2015 SIC Plan, effective February 23, 2021.*					X

10.19.1	Form of Performance Unit Agreement under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.96	February 25, 2016

10.19.2	Form of Performance Unit Agreement under the 2015 SIC Plan, effective February 27, 2018.*	8-K	001-15787	10.2	February 20, 2018

10.19.3	Form of Performance Unit Agreement under the 2015 SIC Plan, effective January 1, 2019. *	8-K	001-15787	10.2	December 13, 2018

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.19.4	Form of Performance Unit Agreement under the 2015 SIC Plan, effective December 10, 2019.*	10-K	001-15787	10.19.5	February 21, 2020

10.19.5	Form of Performance Unit Agreement under the 2015 SIC Plan, effective February 23, 2021.*	10-K				X

10.20.1	Award Agreement Supplement, effective January 1, 2016.*	10-K	001-15787	10.105	February 25, 2016

10.20.2	Award Agreement Supplement, effective February 27, 2018.*	8-K	001-15787	10.7	February 20, 2018

10.20.3	Award Agreement Supplement, effective February 23, 2021.*					X

10.21.1	MetLife Auxiliary Pension Plan, dated August 7, 2006 (as amended and restated, effective June 30, 2006).*	10-K	001-15787	10.60	March 1, 2017

10.21.2	MetLife Auxiliary Pension Plan, dated December 21, 2006 (amending and restating Part I thereof, effective January 1, 2007).*	10-K	001-15787	10.61	March 1, 2017

10.21.3	MetLife Auxiliary Pension Plan, dated December 21, 2007 (amending and restating Part I thereof, effective January 1, 2008).*	10-K	001-15787	10.95	February 27, 2013

10.21.4	Amendment #1 to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated October 24, 2008 (effective October 1, 2008).*	10-K	001-15787	10.98	February 27, 2014

10.21.5	Amendment Number Two to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated December 12, 2008 (effective December 31, 2008).*	10-K	001-15787	10.99	February 27, 2014

10.21.6	Amendment Number Three to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008) dated March 25, 2009 (effective January 1, 2009).*	10-K	001-15787	10.71	February 25, 2016

10.21.7	Amendment Number Four to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated December 16, 2009 (effective January 1, 2010).*	10-K	001-15787	10.102	February 27, 2015

10.21.8	Amendment Number Five to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated December 21, 2010 (effective January 1, 2010).*	10-K	001-15787	10.73	February 25, 2016

10.21.9	Amendment Number Six to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated December 20, 2012 (effective January 1, 2012).*	10-K	001-15787	10.101	February 27, 2013

10.21.10	Amendment Number Seven to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated December 27, 2013 (effective December 10, 2013).*	10-K	001-15787	10.69	March 1, 2017

10.21.11	Amendment Number 6 to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated March 5, 2018 (effective March 15, 2018).*	10-Q	001-15787	10.9	May 8, 2018

10.21.12	Amendment Number 8 to the MetLife Auxiliary Retirement Plan (as amended and restated, effective January 1, 2008, formerly referred to as the “MetLife Auxiliary Pension Plan” until March 15, 2018), dated September 4, 2018 (effective March 15, 2018).*	10-Q	001-15787	10.2	November 8, 2018

10.21.13	Amendment Number Nine to the MetLife Auxiliary Retirement Plan (as amended and restated, effective January 1, 2008), dated September 26, 2018 (effective January 1, 2023).*	10-Q	001-15787	10.3	November 8, 2018

10.22.1	Alico Overseas Pension Plan, dated January 2009.*	10-K	001-15787	10.70	March 1, 2017

10.22.2	Amendment Number One to the Alico Overseas Pension Plan (effective November 1, 2010), dated December 20, 2010.*	10-K	001-15787	10.71	March 1, 2017

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

10.22.3	Amendment Number Two to the Alico Overseas Pension Plan (effective as of November 1, 2011), dated December 13, 2011.*	10-K	001-15787	10.72	March 1, 2017

10.22.4	Amendment Number Three to the Alico Overseas Pension Plan, dated May 1, 2012 (effective January 1, 2012).*	8-K	001-15787	10.1	May 4, 2012

10.22.5	Amendment Number Four to the Alico Overseas Pension Plan, dated June 19, 2017, effective July 1, 2017.*	10-Q	001-15787	10.6	November 6, 2017

10.23	MetLife Deferred Compensation Plan For Globally Mobile Employees, effective July 31, 2014, for which Michel Khalaf became eligible July 1, 2017.*	10-Q	001-15787	10.4	November 6, 2017

10.24.1	Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008).*	10-K	001-15787	10.72	February 27, 2013

10.24.2	Amendment 1 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated, Effective January 1, 2008).*	10-K	001-15787	10.74	February 27, 2015

10.24.3	Amendment Number 2 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008).*	10-K	001-15787	10.48	February 25, 2016

10.24.4	Amendment Number 3 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008).*	10-K	001-15787	10.75	February 27, 2013

10.24.5	Amendment Number 4 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008).*	10-K	001-15787	10.77	February 27, 2014

10.24.6	Amendment Number 5 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008).*	10-Q	001-15787	10.8	May 8, 2018

10.25.1	MetLife Deferred Compensation Plan for Officers, as amended and restated, effective November 1, 2003.*	10-K	001-15787	10.78	February 27, 2014

10.25.2	Amendment Number One to the MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003), dated May 4, 2005.*	10-K	001-15787	10.52	February 25, 2016

10.25.3	Amendment Number Two to the MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003, effective December 14, 2005).*	10-K	001-15787	10.53	February 25, 2016

10.25.4	Amendment Number Three to the MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003, effective February 26, 2007).*	10-K	001-15787	10.45	March 1, 2017

10.26.1	MetLife Leadership Deferred Compensation Plan, dated November 2, 2006 (as amended and restated, effective with respect to salary and cash incentive compensation, January 1, 2005, and with respect to stock compensation, April 15, 2005).*	10-K	001-15787	10.46	March 1, 2017

10.26.2	Amendment Number One to the MetLife Leadership Deferred Compensation Plan, dated December 13, 2007 (effective as of December 31, 2007).*	10-K	001-15787	10.81	February 27, 2013

10.26.3	Amendment Number Two to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2008 (effective December 31, 2008).*	10-K	001-15787	10.84	February 27, 2014

10.26.4	Amendment Number Three to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2009 (effective January 1, 2010).*	10-K	001-15787	10.85	February 27, 2015

10.26.5	Amendment Number Four to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2009 (effective December 31, 2009).*	10-K	001-15787	10.86	February 27, 2015

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.26.6	Amendment Number Five to the MetLife Leadership Deferred Compensation Plan, dated December 16, 2010 (effective January 1, 2011).*	10-K	001-15787	10.60	February 25, 2016

10.26.7	Amendment Number Six to the MetLife Leadership Deferred Compensation Plan, dated December 27, 2011 (effective January 1, 2011).*	10-K	001-15787	10.52	March 1, 2017

10.26.8	Amendment Number Seven to the MetLife Leadership Deferred Compensation Plan, dated December 26, 2012 (effective January 1, 2013).*	10-K	001-15787	10.53	March 1, 2017

10.26.9	Amendment Number Eight to the MetLife Leadership Deferred Compensation Plan, dated December 17, 2013 (effective January 1, 2014).*	10-K	001-15787	10.54	March 1, 2017

10.26.10	Amendment Number Nine to the MetLife Leadership Deferred Compensation Plan, dated December 30, 2014 (effective January 1, 2015).*	10-K	001-15787	10.88	February 27, 2015

10.26.11	Amendment Number Ten to the MetLife Leadership Deferred Compensation Plan, dated September 30, 2016 (effective October 1, 2016).*	10-K	001-15787	10.56	March 1, 2017

10.26.12	Amendment Number Eleven to the MetLife Leadership Deferred Compensation Plan, dated September 30, 2016 (effective October 1, 2016).*	10-K	001-15787	10.57	March 1, 2017

10.26.13	Amendment Number Twelve to the MetLife Leadership Deferred Compensation Plan, dated December 19, 2017 (effective January 1, 2017 and April 1, 2017).*	10-K	001-15787	10.29.13	February 22, 2019

10.26.14	Amendment Number Thirteen to the MetLife Leadership Deferred Compensation Plan, dated December 4, 2018 (effective January 1, 2019).*	10-K	001-15787	10.29.14	February 22, 2019

10.27.1	MetLife Plan for Transition Assistance for Officers, dated April 21, 2014 (as amended and restated, effective April 1, 2014 (the “MPTA”)).*	10-Q	001-15787	10.2	August 8, 2014

10.27.2	Amendment Number One to the MPTA, dated December 30, 2014 (effective January 1, 2015).*	10-K	001-15787	10.111	February 27, 2015

10.27.3	Amendment Number Two to the MPTA, dated March 30, 2016 (effective April 1, 2016).*	10-K	001-15787	10.77	March 1, 2017

10.27.4	Amendment Number Three to the MPTA, dated June 30, 2016 (effective June 30, 2016).*	10-K	001-15787	10.78	March 1, 2017

10.27.5	Amendment Number Four to the MPTA, dated October 24, 2016 (effective October 31, 2016).*	10-K	001-15787	10.79	March 1, 2017

10.27.6	Amendment Number Five to the MPTA, dated November 3, 2016 (effective October 1, 2016).*	10-K	001-15787	10.80	March 1, 2017

10.27.7	Amendment Number Six to the MPTA, dated July 20, 2017 (effective July 1, 2017).*	10-K	001-15787	10.31.7	February 22, 2019

10.27.8	Amendment Number Seven to the MPTA, dated May 1, 2018 (effective May 1, 2018).*	10-K	001-15787	10.31.8	February 22, 2019

10.27.9	Amendment Number Eight to the MPTA, dated September 6, 2018 (effective October 1, 2018).*	10-K	001-15787	10.31.9	February 22, 2019

10.27.10	Amendment Number Nine to the MPTA, dated November 15, 2018 (effective October 15, 2018).*	10-K	001-15787	10.31.10	February 22, 2019

10.27.11	Amendment Number Ten to the MPTA, dated November 15, 2018 (effective October 15, 2018).*	10-K	001-15787	10.31.11	February 22, 2019

10.28.1	Adjustment of certain compensation terms for Michel Khalaf, effective July 1, 2012.*	10-Q	001-15787	10.2	November 7, 2012

10.28.2	Tax Equalization Agreement dated June 10, 2015 between MetLife, Inc. and Michel Khalaf.*	10-Q	001-15787	10.1	August 6, 2015

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.28.3	Offer Letter, dated March 25, 2009, between American Life Insurance Company and Michel Khalaf.*	10-K	001-15787	10.2	March 1, 2017

10.28.4	Letter of Understanding, dated June 15, 2017, effective July 1, 2017, with Michel Khalaf.*	10-Q	001-15787	10.3	November 6, 2017

10.28.5	MetLife, Inc. and Metropolitan Life Insurance Company Compensation Committee and Board of Directors Resolutions of June 13, 2017 approving Michel Khalaf’s eligibility to participate in the MetLife Deferred Compensation Plan For Globally Mobile Employees.*	10-Q	001-15787	10.5	November 6, 2017

10.28.6	Amendment Number 1 to Letter of Understanding, Dated February 26, 2019, Effective February 27, 2019, with Michel Khalaf *	8-K	001-15787	10.1	March 5, 2019

10.28.7	Confirmation of End of Employment and Waiver and Release of Claims, Effective March 4, 2019, with Michel Khalaf *	8-K	001-15787	10.2	March 5, 2019

10.29	Sign-on Payments Letter, dated May 24, 2017, effective July 10, 2017, between MetLife Group, Inc. and Susan Podlogar.*	10-Q	001-15787	10.1	November 6, 2017

10.30	Sign-on Payments Letter, dated June 14, 2017, effective September 11, 2017, between MetLife Group, Inc. and Ramy Tadros.*	10-Q	001-15787	10.2	November 6, 2017

10.31.1	Executive Deferred Compensation Plan for Oscar Schmidt, effective July 1, 2009.*	10-Q	001-15787	10.3	August 7, 2018

10.31.2	Amendment Number One to the Executive Deferred Compensation Plan for Oscar Schmidt (effective July 1, 2009).*	10-Q	001-15787	10.4	August 7, 2018

10.31.3	Amendment Number Two to the Executive Deferred Compensation Plan for Oscar Schmidt (effective July 1, 2009).*	10-Q	001-15787	10.5	August 7, 2018

10.31.4	Amendment Number Three to the Executive Deferred Compensation Plan for Oscar Schmidt (effective July 1, 2009).*	10-Q	001-15787	10.6	August 7, 2018

10.31.5	Settlement Agreement & General Release, dated November 19, 2013, between MetLife Group, Inc. and Oscar Schmidt.*	10-Q	001-15787	10.7	August 7, 2018

10.31.6	Letter Agreement, dated April 25, 2018, between MetLife Inc. and Oscar Schmidt.*	10-Q	001-15787	10.8	August 7, 2018

10.31.7	General Release And Waiver, dated April 27, 2018, between MetLife Group, Inc. and Oscar Schmidt.*	10-Q	001-15787	10.9	August 7, 2018

10.32	Letter Agreement entered May 4, 2018 between MetLife, Inc. and John McCallion.*	8-K	001-15787	10.1	May 7, 2018

10.33.1	Letter of Understanding, dated August 23, 2018, effective September 1, 2018, with Kishore Ponnavolu.*	10-Q	001-15787	10.1	November 8, 2018

10.33.2	Description of Agreement between Kishore Ponnavolu and MetLife, Inc. dated April 23, 2019.*	10-Q	001-15787	10.1	November 5, 2019

10.34	Separation Agreement and General Release, effective June 16, 2019, between MetLife, Inc. and MetLife Group, Inc. and Martin Lippert.*	8-K	001-15787	10.1	June 18, 2019

10.35	Sign-on Payments Letter, dated August 14, 2019, effective November 19, 2019, between MetLife Group, Inc. and Bill Pappas.**	10-K	001-15787	10.35	February 21, 2020

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of Deloitte & Touche LLP.					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X
__________
* Indicates management contracts or compensatory plans or arrangements.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
February 18, 2021

METLIFE, INC.

By	/s/ Michel A. Khalaf
Name: Michel A. Khalaf
Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cheryl W. Grisé	Director	February 18, 2021
Cheryl W. Grisé

/s/ Carlos M. Gutierrez	Director	February 18, 2021
Carlos M. Gutierrez

/s/ Gerald L. Hassell	Director	February 18, 2021
Gerald L. Hassell

/s/ David L. Herzog	Director	February 18, 2021
David L. Herzog

/s/ R. Glenn Hubbard	Chairman of the Board	February 18, 2021
R. Glenn Hubbard

/s/ Edward J. Kelly, III	Director	February 18, 2021
Edward J. Kelly, III

/s/ William E. Kennard	Director	February 18, 2021
William E. Kennard

/s/ Catherine R. Kinney	Director	February 18, 2021
Catherine R. Kinney

/s/ Diana L. McKenzie	Director	February 18, 2021
Diana L. McKenzie

/s/ Denise M. Morrison	Director	February 18, 2021
Denise M. Morrison

/s/ Mark A. Weinberger	Director	February 18, 2021
Mark A. Weinberger

Signature	Title	Date

/s/ Michel A. Khalaf	President, Chief Executive Officer and Director (Principal Executive Officer)
Michel A. Khalaf		February 18, 2021

/s/ John D. McCallion	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
John D. McCallion		February 18, 2021

/s/ Tamara L. Schock	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)
Tamara L. Schock		February 18, 2021