Form 10-Q
period 2021-03-31
METLIFE INC
filed 2021-05-06
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At April 30, 2021, 875,414,957 shares of the registrant’s common stock were outstanding.

As used in this Form 10‑Q, “MetLife,” the “Company,” “we,” “our” and “us” refer to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates.
Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10‑Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events and do not relate strictly to historical or current facts. They use words and terms such as “anticipate,” “assume,” “become,” “believe,” “can,” “continue,” “could,” “estimate,” “evolve,” “expect,” “forecast,” “future,” “if,” “implement,” “intend,” “likely,” “may,” “permit,” “plan,” “possible,” “potential,” “predict,” “probable,” “project,” “propose,” “prospect,” “remain,” “renew,” “risk,” “scheduled,” “should,” “target,” “ultimate,” “unlikely,” “very,” “well positioned,” “when,” “will,” “would” and other words and terms of similar meaning or that are otherwise tied to future periods or future performance, in each case in all derivative forms. They include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, future sales efforts, future expenses, the outcome of contingencies such as legal proceedings, and future trends in operations and financial results.
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
(5) unavailability, unaffordability, or inadequate reinsurance;
(6) statutory life insurance reserve financing costs or limited market capacity;
(7) legal, regulatory, and supervisory and enforcement policy changes;
(8) changes in tax rates, tax laws or interpretations;
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
(24) deficiencies in our closed block;
(25) goodwill or other asset impairment, or deferred income tax asset allowance;
(26) acceleration of amortization of deferred policy acquisition costs, deferred sales inducements, value of business acquired, or value of customer relationships acquired;
(27) product guarantee volatility, costs, and counterparty risks;
(28) risk management failures;
(29) insufficient protection from operational risks;
(30) confidential information protection or other cybersecurity or disaster recovery failures;
(31) accounting standards changes;
(32) excessive risk-taking;
(33) marketing and distribution difficulties;
(34) pension and other postretirement benefit assumption changes;
(35) inability to protect our intellectual property or avoid infringement claims;
(36) acquisition, integration, growth, disposition, or reorganization difficulties;
(37) Brighthouse separation risks;
(38) MetLife, Inc.’s Board of Directors influence over the outcome of stockholder votes through the voting provisions of the MetLife Policyholder Trust; and
(39) legal- and corporate governance-related effects on business combinations.
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

Part I — Financial Information
Item 1. Financial Statements
MetLife, Inc.
Interim Condensed Consolidated Balance Sheets
March 31, 2021 and December 31, 2020 (Unaudited)
(In millions, except share and per share data)

	March 31, 2021	December 31, 2020
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $304,767 and $310,811, respectively; allowance for credit loss of $104 and $81, respectively)	$332,941	$354,809
Equity securities, at estimated fair value	1,063	1,079
Contractholder-directed equity securities and fair value option securities, at estimated fair value	12,975	13,319
Mortgage loans (net of allowance for credit loss of $528 and $590, respectively; includes $149 and $165, respectively, under the fair value option)	83,015	83,919
Policy loans	9,334	9,493
Real estate and real estate joint ventures (includes $182 and $169, respectively, under the fair value option and $189 and $128, respectively, of real estate held-for-sale)	12,007	11,933
Other limited partnership interests	10,961	9,470
Short-term investments, principally at estimated fair value	4,781	3,904
Other invested assets (includes $2,126 and $2,156, respectively, of leveraged and direct financing leases and $371 and $332, respectively, relating to variable interest entities)	18,677	20,593
Total investments	485,754	508,519
Cash and cash equivalents, principally at estimated fair value (includes $12 and $12, respectively, relating to variable interest entities)	19,635	19,795
Accrued investment income	3,363	3,388
Premiums, reinsurance and other receivables (includes $4 and $4, respectively, relating to variable interest entities)	18,727	17,870
Deferred policy acquisition costs and value of business acquired	17,214	16,389
Current income tax recoverable	214	—
Goodwill	9,944	10,112
Assets held-for-sale	6,599	7,418
Other assets (includes $1 and $1, respectively, relating to variable interest entities)	12,164	11,685
Separate account assets	196,200	199,970
Total assets	$769,814	$795,146
Liabilities and Equity
Liabilities
Future policy benefits	$197,755	$206,656
Policyholder account balances	205,186	205,176
Other policy-related balances	18,045	17,101
Policyholder dividends payable	562	587
Policyholder dividend obligation	1,546	2,969
Payables for collateral under securities loaned and other transactions	28,694	29,475
Short-term debt	302	393
Long-term debt (includes $0 and $5, respectively, relating to variable interest entities)	14,509	14,603
Collateral financing arrangement	833	845
Junior subordinated debt securities	3,153	3,153
Current income tax payable	—	129
Deferred income tax liability	8,570	11,008
Liabilities held-for-sale	3,865	4,650
Other liabilities (includes $1 and $1, respectively, relating to variable interest entities)	24,457	23,614
Separate account liabilities	196,200	199,970
Total liabilities	703,677	720,329
Contingencies, Commitments and Guarantees (Note 15)
Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $4,405 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,185,584,001 and 1,181,614,288 shares issued, respectively; 878,312,175 and 892,910,600 shares outstanding, respectively	12	12
Additional paid-in capital	33,910	33,812
Retained earnings	36,373	36,491
Treasury stock, at cost; 307,271,826 and 288,703,688 shares, respectively	(14,828)	(13,829)
Accumulated other comprehensive income (loss) ("AOCI")	10,397	18,072
Total MetLife, Inc.’s stockholders’ equity	65,864	74,558
Noncontrolling interests	273	259
Total equity	66,137	74,817
Total liabilities and equity	$769,814	$795,146
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2021 and 2020 (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenues
Premiums	$10,327	$9,466
Universal life and investment-type product policy fees	1,391	1,431
Net investment income	5,314	3,061
Other revenues	631	439
Net investment gains (losses)	134	(288)
Net derivative gains (losses)	(2,235)	4,201
Total revenues	15,562	18,310
Expenses
Policyholder benefits and claims	10,523	9,022
Interest credited to policyholder account balances	1,351	80
Policyholder dividends	247	292
Other expenses	3,150	3,273
Total expenses	15,271	12,667
Income (loss) before provision for income tax	291	5,643
Provision for income tax expense (benefit)	(72)	1,242
Net income (loss)	363	4,401
Less: Net income (loss) attributable to noncontrolling interests	5	3
Net income (loss) attributable to MetLife, Inc.	358	4,398
Less: Preferred stock dividends	68	32
Net income (loss) available to MetLife, Inc.’s common shareholders	$290	$4,366
Comprehensive income (loss)	$(7,312)	$4,107
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	5	4
Comprehensive income (loss) attributable to MetLife, Inc.	$(7,317)	$4,103

Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$0.33	$4.78
Diluted	$0.33	$4.75

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Equity
For the Three Months Ended March 31, 2021 and 2020 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$—	$12	$33,812	$36,491	$(13,829)	$18,072	$74,558	$259	$74,817
Treasury stock acquired in connection with share repurchases					(999)		(999)		(999)
Stock-based compensation			98				98		98
Dividends on preferred stock				(68)			(68)		(68)
Dividends on common stock (declared per share of $0.460)				(408)			(408)		(408)
Change in equity of noncontrolling interests							—	9	9
Net income (loss)				358			358	5	363
Other comprehensive income (loss), net of income tax						(7,675)	(7,675)	—	(7,675)
Balance at March 31, 2021	$—	$12	$33,910	$36,373	$(14,828)	$10,397	$65,864	$273	$66,137

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$—	$12	$32,680	$33,078	$(12,678)	$13,052	$66,144	$238	$66,382
Cumulative effects of changes in accounting principles, net of income tax				(121)			(121)		(121)
Preferred stock issuance			972				972		972
Treasury stock acquired in connection with share repurchases					(500)		(500)		(500)
Stock-based compensation			59				59		59
Dividends on preferred stock				(32)			(32)		(32)
Dividends on common stock (declared per share of $0.440)				(404)			(404)		(404)
Net income (loss)				4,398			4,398	3	4,401
Other comprehensive income (loss), net of income tax						(295)	(295)	1	(294)
Balance at March 31, 2020	$—	$12	$33,711	$36,919	$(13,178)	$12,757	$70,221	$242	$70,463
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2021 and 2020 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in) operating activities	$1,496	$1,847
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	24,976	19,378
Equity securities	156	25
Mortgage loans	3,663	2,821
Real estate and real estate joint ventures	106	90
Other limited partnership interests	174	146
Purchases and originations of:
Fixed maturity securities available-for-sale	(22,143)	(26,924)
Equity securities	(12)	(35)
Mortgage loans	(2,877)	(4,151)
Real estate and real estate joint ventures	(236)	(573)
Other limited partnership interests	(682)	(480)
Cash received in connection with freestanding derivatives	1,358	4,987
Cash paid in connection with freestanding derivatives	(4,788)	(1,440)
Net change in policy loans	85	20
Net change in short-term investments	(828)	(2,125)
Net change in other invested assets	(23)	(1)
Other, net	17	(75)
Net cash provided by (used in) investing activities	(1,054)	(8,337)
Cash flows from financing activities
Policyholder account balances:
Deposits	25,722	24,820
Withdrawals	(23,527)	(20,477)
Payables for collateral under securities loaned and other transactions:
Net change in payables for collateral under securities loaned and other transactions	(1,426)	8,796
Cash received for other transactions with tenors greater than three months	—	50
Cash paid for other transactions with tenors greater than three months	(100)	(50)
Long-term debt issued	—	1,074
Long-term debt repaid	(15)	(6)
Collateral financing arrangement repaid	(12)	(12)
Financing element on certain derivative instruments and other derivative related transactions, net	326	(167)
Treasury stock acquired in connection with share repurchases	(999)	(500)
Preferred stock issued, net of issuance costs	—	972
Dividends on preferred stock	(68)	(32)
Dividends on common stock	(408)	(404)
Other, net	(57)	93
Net cash provided by (used in) financing activities	(564)	14,157
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(192)	(171)
Change in cash and cash equivalents	(314)	7,496
Cash and cash equivalents, including subsidiary held-for-sale, beginning of period	20,560	16,598
Cash and cash equivalents, including subsidiary held-for-sale, end of period	$20,246	$24,094
Cash and cash equivalents, subsidiary held-for-sale, beginning of period	$765	$—
Cash and cash equivalents, subsidiary held-for-sale, end of period	$611	$—
Cash and cash equivalents, beginning of period	$19,795	$16,598
Cash and cash equivalents, end of period	$19,635	$24,094

Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$153	$136
Income tax	$281	$(35)
Subsidiary held-for-sale (Note 3):
Change in assets held-for-sale	$819	$—
Change in liabilities held-for-sale	785	—
Change in net assets held-for-sale	$34	$—
Non-cash transactions:
Real estate and real estate joint ventures acquired in satisfaction of debt	$170	$—
Increase in policyholder account balances associated with funding agreement backed notes issued but not settled	$400	$—

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
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2020 consolidated balance sheet data was derived from audited consolidated financial statements included in MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2020 Annual Report.
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
Held-for-Sale
The Company classifies a business as held-for-sale when management has approved or received approval to sell the business, the sale is probable to occur during the next 12 months at a price that is reasonable in relation to its current estimated fair value and certain other specified criteria are met. The business classified as held-for-sale is recorded at the lower of the carrying value and estimated fair value, less cost to sell. If the carrying value of the business exceeds its estimated fair value, less cost to sell, a loss is recognized and reported in net investment gains (losses). Assets and liabilities related to the business classified as held-for-sale are separately reported in the Company's consolidated balance sheets in the period in which the business is classified as held-for-sale. See Note 3. If a component of the Company has either been disposed of or is classified as held-for-sale and represents a strategic shift that has or will have a major effect on the Company’s operations and financial results, the results of the component are reported in discontinued operations.
Reclassifications
Certain amounts in the prior year periods’ interim condensed consolidated financial statements and related footnotes thereto have been reclassified to conform to the 2021 presentation as discussed throughout the Notes to the Interim Condensed Consolidated Financial Statements.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Recent Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. The following tables provide a description of new ASUs issued by the FASB and the impact of the adoption on the Company’s interim condensed consolidated financial statements.
Adoption of New Accounting Pronouncements
The table below describes the impacts of the ASUs recently adopted by the Company.

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting; as clarified and amended by ASU 2021-01, Reference Rate Reform (Topic 848): Scope

The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, with certain exceptions. ASU 2021-01 amends the scope of the recent reference rate reform guidance. New optional expedients allow derivative instruments impacted by changes in the interest rate used for margining, discounting, or contract price alignment to qualify for certain optional relief.

Effective for contract modifications made between March 12, 2020 and December 31, 2022.
The new guidance reduces the operational and financial impacts of contract modifications that replace a reference rate, such as London Interbank Offered Rate (LIBOR), affected by reference rate reform. The adoption of the new guidance provides relief from current GAAP and is not expected to have a material impact on the Company’s interim condensed consolidated financial statements. The Company will continue to evaluate the impacts of reference rate reform on contract modifications and hedging relationships through December 31, 2022.

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

		January 1, 2021. The Company adopted, using a prospective approach.	The adoption of the new guidance did not have a material impact on the Company’s interim condensed consolidated financial statements.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Future Adoption of New Accounting Pronouncements
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s interim condensed consolidated financial statements or disclosures. ASUs issued but not yet adopted as of March 31, 2021 that are currently being assessed and may or may not have a material impact on the Company’s interim condensed consolidated financial statements or disclosures are summarized in the table below.

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
	The new guidance (i) prescribes the discount rate to be used in measuring the liability for future policy benefits for traditional and limited payment long-duration contracts, and requires assumptions for those liability valuations to be updated after contract inception, (ii) requires more market-based product guarantees on certain separate account and other account balance long-duration contracts to be accounted for at fair value, (iii) simplifies the amortization of deferred policy acquisition costs (“DAC”) for virtually all long-duration contracts, and (iv) introduces certain financial statement presentation requirements, as well as significant additional quantitative and qualitative disclosures. The amendments in ASU 2019-09 defer the effective date of ASU 2018-12 to January 1, 2022 for all entities, and the amendments in ASU 2020-11 further defer the effective date of ASU 2018-12 for an additional year to January 1, 2023 for all entities.	January 1, 2023, to be applied retrospectively to January 1, 2021 (with early adoption permitted).
The implementation efforts of the Company and the evaluation of the impact of the new guidance are in progress. Given the nature and extent of the required changes to a significant portion of the Company’s operations, the adoption of this guidance is expected to have a material impact on its interim condensed consolidated financial statements.

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
•The Property & Casualty business offers personal lines of property and casualty insurance, including private passenger automobile and homeowners’ insurance. See Note 3.
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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months ended March 31, 2021 and 2020. The segment accounting policies are the same as those used to prepare the Company’s interim condensed consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended March 31, 2021	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,699	$1,685	$595	$598	$827	$58	$9,462	$865	$10,327
Universal life and investment-type product policy fees	297	458	270	67	274	—	1,366	25	1,391
Net investment income	2,010	1,264	299	63	1,646	12	5,294	20	5,314
Other revenues	396	18	10	13	62	86	585	46	631
Net investment gains (losses)	—	—	—	—	—	—	—	134	134
Net derivative gains (losses)	—	—	—	—	—	—	—	(2,235)	(2,235)
Total revenues	8,402	3,425	1,174	741	2,809	156	16,707	(1,145)	15,562
Expenses
Policyholder benefits and claims and policyholder dividends	6,142	1,297	761	343	1,523	40	10,106	664	10,770
Interest credited to policyholder account balances	359	489	59	24	210	—	1,141	210	1,351
Capitalization of DAC	(18)	(435)	(95)	(127)	(8)	(3)	(686)	(89)	(775)
Amortization of DAC and VOBA	16	314	60	62	54	2	508	82	590
Amortization of negative VOBA	—	(7)	—	(2)	—	—	(9)	—	(9)
Interest expense on debt	1	—	1	—	1	224	227	1	228
Other expenses	911	899	335	349	253	107	2,854	262	3,116
Total expenses	7,411	2,557	1,121	649	2,033	370	14,141	1,130	15,271
Provision for income tax expense (benefit)	207	245	13	21	158	(111)	533	(605)	(72)
Adjusted earnings	$784	$623	$40	$71	$618	$(103)	2,033
Adjustments to:
Total revenues							(1,145)
Total expenses							(1,130)
Provision for income tax (expense) benefit							605
Net income (loss)							$363		$363

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended March 31, 2020	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,674	$1,636	$640	$568	$904	$12	$9,434	$32	$9,466
Universal life and investment-type product policy fees	275	430	270	116	294	—	1,385	46	1,431
Net investment income	1,766	937	218	69	1,315	16	4,321	(1,260)	3,061
Other revenues	240	14	11	13	35	84	397	42	439
Net investment gains (losses)	—	—	—	—	—	—	—	(288)	(288)
Net derivative gains (losses)	—	—	—	—	—	—	—	4,201	4,201
Total revenues	7,955	3,017	1,139	766	2,548	112	15,537	2,773	18,310
Expenses
Policyholder benefits and claims and policyholder dividends	5,435	1,321	610	310	1,661	26	9,363	(49)	9,314
Interest credited to policyholder account balances	458	445	70	27	218	—	1,218	(1,138)	80
Capitalization of DAC	(112)	(421)	(100)	(130)	(5)	(3)	(771)	(3)	(774)
Amortization of DAC and VOBA	119	315	74	130	100	1	739	49	788
Amortization of negative VOBA	—	(8)	—	(2)	—	—	(10)	—	(10)
Interest expense on debt	2	—	1	—	2	217	222	—	222
Other expenses	1,066	874	345	332	228	136	2,981	66	3,047
Total expenses	6,968	2,526	1,000	667	2,204	377	13,742	(1,075)	12,667
Provision for income tax expense (benefit)	207	141	44	21	67	(166)	314	928	1,242
Adjusted earnings	$780	$350	$95	$78	$277	$(99)	1,481
Adjustments to:
Total revenues							2,773
Total expenses							1,075
Provision for income tax (expense) benefit							(928)
Net income (loss)							$4,401		$4,401

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)
The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	March 31, 2021	December 31, 2020
	(In millions)
U.S.	$286,236	$291,483
Asia	167,686	173,884
Latin America	72,691	75,047
EMEA	27,126	28,372
MetLife Holdings	178,030	184,566
Corporate & Other	38,045	41,794
Total	$769,814	$795,146
3. Dispositions
Disposition of Metropolitan Property and Casualty Insurance Company
In December 2020, the Company entered into a definitive agreement to sell its wholly-owned subsidiary, Metropolitan Property and Casualty Insurance Company and certain of its wholly-owned subsidiaries (collectively, “MetLife P&C”) to Farmers Group, Inc. for $3.9 billion in cash. In addition, the Company and the Farmers Exchanges agreed to establish a 10-year strategic partnership through which the Farmers Insurance Group will offer its personal line products on MetLife’s U.S. Group Benefits platform which will commence when the transaction closes. MetLife P&C results of operations are reported in the U.S. segment adjusted earnings through December 31, 2020. See Note 2 for more information on divested businesses. In April 2021, the Company completed the sale of MetLife P&C. As a result of the sale, the Company expects to recognize a gain of approximately $1 billion, net of income tax, subject to certain closing adjustments, in the second quarter of 2021.
The disposition meets the criteria for held-for-sale accounting but does not meet the criteria to be classified as discontinued operations. As a result, the related assets and liabilities are included in the separate held-for-sale line items of the asset and liability sections of the interim condensed consolidated balance sheets.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Dispositions (continued)

The following table summarizes the assets and liabilities held-for-sale:

	March 31, 2021	December 31, 2020
	(In millions)
Assets:
Fixed maturity securities available-for-sale	$3,544	$4,096
Equity securities	52	57
Mortgage loans	287	355
Other invested assets	2	29
Total investments	3,885	4,537
Cash and cash equivalents	611	765
Accrued investment income	38	38
Premiums, reinsurance and other receivables	1,398	1,411
Deferred policy acquisition costs	186	196
Goodwill	328	328
Other assets	153	143
Total assets held-for-sale	$6,599	$7,418

Liabilities:
Future policy benefits	$3,507	$3,506
Other policy-related balances	48	33
Payables for collateral under securities loaned and other transactions	—	862
Current income tax payable	59	—
Deferred income tax liability	5	—
Other liabilities	246	249
Total liabilities held-for-sale	$3,865	$4,650
MetLife P&C income (loss) before provision for income tax as reflected in the interim condensed consolidated statements of operations was $121 million and $115 million for the three months ended March 31, 2021 and 2020, respectively.
Disposition of Joint-stock Company MetLife Insurance Company
In January 2021, the Company completed the sale of its wholly-owned Russian subsidiary, the Joint-stock Company MetLife Insurance Company (“MetLife Russia”). See Note 3 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report for further information.
4. Insurance
Guarantees
As discussed in Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report, the Company issues directly and assumes through reinsurance variable annuity products with guaranteed minimum benefits. Guaranteed minimum accumulation benefits (“GMABs”), the non-life contingent portion of guaranteed minimum withdrawal benefits (“GMWBs”) and certain non-life contingent portions of GMIBs are accounted for as embedded derivatives in policyholder account balances and are further discussed in Note 7.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Insurance (continued)
Information regarding the Company’s guarantee exposure, which includes direct and assumed business, but excludes offsets from hedging or ceded reinsurance, if any, was as follows at:

	March 31, 2021				December 31, 2020
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts:
Variable Annuity Guarantees:
Total account value (1), (2), (3)	$63,915		$23,656		$65,044		$24,170
Separate account value (1)	$42,206		$21,910		$42,585		$22,370
Net amount at risk (2)	$1,682	(4)	$549	(5)	$1,579	(4)	$614	(5)
Average attained age of contractholders	68 years		67 years		68 years		66 years
Other Annuity Guarantees:
Total account value (1), (3)	N/A		$5,802		N/A		$6,030
Net amount at risk	N/A		$440	(6)	N/A		$459	(6)
Average attained age of contractholders	N/A		51 years		N/A		50 years

	March 31, 2021		December 31, 2020
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts:
Total account value (1), (3)	$13,527	$2,770	$13,426	$2,808
Net amount at risk (7)	$80,492	$13,325	$82,940	$13,557
Average attained age of policyholders	54 years	66 years	54 years	65 years
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Insurance (continued)
Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Balance, beginning of period	$18,591	$19,216
Less: Reinsurance recoverables	2,417	2,377
Net balance, beginning of period	16,174	16,839
Incurred related to:
Current period	6,671	6,455
Prior periods (1)	613	113
Total incurred	7,284	6,568
Paid related to:
Current period	(3,520)	(3,523)
Prior periods	(3,820)	(3,160)
Total paid	(7,340)	(6,683)
Reclassified to liabilities held-for-sale (2)	(47)	—
Net balance, end of period	16,071	16,724
Add: Reinsurance recoverables	3,095	2,461
Balance, end of period (included in future policy benefits and other policy-related balances)	$19,166	$19,185
__________________
(1)For both the three months ended March 31, 2021 and 2020, incurred claim activity and claim adjustment expenses associated with prior periods increased due to events incurred in prior periods but reported in the current period.
(2)See Note 3 for information on the disposition of MetLife P&C.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Closed Block (continued)
Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	March 31, 2021	December 31, 2020
	(In millions)
Closed Block Liabilities
Future policy benefits	$38,521	$38,758
Other policy-related balances	321	321
Policyholder dividends payable	338	337
Policyholder dividend obligation	1,546	2,969
Deferred income tax liability	149	130
Other liabilities	271	172
Total closed block liabilities	41,146	42,687
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	25,696	27,186
Equity securities, at estimated fair value	22	24
Mortgage loans	6,559	6,807
Policy loans	4,314	4,355
Real estate and real estate joint ventures	556	559
Other invested assets	471	468
Total investments	37,618	39,399
Cash and cash equivalents	228	—
Accrued investment income	400	402
Premiums, reinsurance and other receivables	79	50
Current income tax recoverable	40	28
Total assets designated to the closed block	38,365	39,879
Excess of closed block liabilities over assets designated to the closed block	2,781	2,808
AOCI:
Unrealized investment gains (losses), net of income tax	2,460	3,524
Unrealized gains (losses) on derivatives, net of income tax	12	23
Allocated to policyholder dividend obligation, net of income tax	(1,221)	(2,346)
Total amounts included in AOCI	1,251	1,201
Maximum future earnings to be recognized from closed block assets and liabilities	$4,032	$4,009
Information regarding the closed block policyholder dividend obligation was as follows:

	Three Months Ended March 31, 2021	Year Ended December 31, 2020
	(In millions)
Balance, beginning of period	$2,969	$2,020
Change in unrealized investment and derivative gains (losses)	(1,423)	949
Balance, end of period	$1,546	$2,969

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Closed Block (continued)
Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Revenues
Premiums	$320	$367
Net investment income	393	407
Net investment gains (losses)	6	(19)
Net derivative gains (losses)	1	26
Total revenues	720	781
Expenses
Policyholder benefits and claims	546	550
Policyholder dividends	178	219
Other expenses	25	27
Total expenses	749	796
Revenues, net of expenses before provision for income tax expense (benefit)	(29)	(15)
Provision for income tax expense (benefit)	(6)	(3)
Revenues, net of expenses and provision for income tax expense (benefit)	$(23)	$(12)
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

	March 31, 2021					December 31, 2020
	Amortized Cost		Gross Unrealized (1)		Estimated Fair Value	Amortized Cost		Gross Unrealized (1)		Estimated Fair Value
Sector		Allowance for Credit Loss	Gains	Losses			Allowance for Credit Loss	Gains	Losses
	(In millions)
U.S. corporate	$79,513	$(43)	$9,080	$548	$88,002	$79,788	$(44)	$13,924	$252	$93,416
Foreign government	60,896	(21)	6,970	708	67,137	63,243	(21)	8,883	406	71,699
Foreign corporate	60,042	(33)	6,395	521	65,883	60,995	(16)	8,897	468	69,408
U.S. government and agency	37,827	—	4,370	795	41,402	39,094	—	8,095	89	47,100
RMBS	27,772	—	1,726	196	29,302	28,415	—	2,062	42	30,435
ABS	16,049	—	208	40	16,217	16,963	—	231	75	17,119
Municipals	11,321	—	1,976	85	13,212	10,982	—	2,746	6	13,722
CMBS	11,347	(7)	526	80	11,786	11,331	—	681	102	11,910
Total fixed maturity securities AFS	$304,767	$(104)	$31,251	$2,973	$332,941	$310,811	$(81)	$45,519	$1,440	$354,809
_________________
(1)Excludes gross unrealized gains (losses) related to assets held-for-sale; these unrealized gains (losses) are included in AOCI as no component of equity is held-for-sale. See Note 3 for information on the disposition of MetLife P&C.
Maturities of Fixed Maturity Securities AFS
The amortized cost, net of allowance for credit loss (“ACL”), and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at March 31, 2021:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost, net of ACL	$12,007	$48,386	$58,346	$130,763	$55,161	$304,663
Estimated fair value	$12,163	$51,148	$64,779	$147,546	$57,305	$332,941
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
Continuous Gross Unrealized Losses for Fixed Maturity Securities AFS by Sector
The following table presents the estimated fair value and gross unrealized losses of fixed maturity securities AFS in an unrealized loss position without an ACL by sector and aggregated by length of time that the securities have been in a continuous unrealized loss position.

	March 31, 2021				December 31, 2020
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
Sector & Credit Quality	Estimated Fair Value	Gross Unrealized Losses (1)	Estimated Fair Value	Gross Unrealized Losses (1)	Estimated Fair Value	Gross Unrealized Losses (1)	Estimated Fair Value	Gross Unrealized Losses (1)
	(Dollars in millions)
U.S. corporate	$8,418	$441	$1,380	$98	$4,338	$196	$506	$50
Foreign government	8,983	421	2,360	284	6,795	305	836	100
Foreign corporate	6,814	305	2,247	216	4,856	321	1,255	147
U.S. government and agency	11,657	779	76	15	4,619	87	33	2
RMBS	5,878	178	450	18	1,531	27	152	14
ABS	2,519	19	1,197	21	3,428	26	2,842	49
Municipals	1,802	85	—	—	273	6	—	—
CMBS	1,678	43	970	37	1,887	63	612	39
Total fixed maturity securities AFS	$47,749	$2,271	$8,680	$689	$27,727	$1,031	$6,236	$401
Investment grade	$45,249	$2,166	$7,132	$534	$24,572	$829	$5,841	$350
Below investment grade	2,500	105	1,548	155	3,155	202	395	51
Total fixed maturity securities AFS	$47,749	$2,271	$8,680	$689	$27,727	$1,031	$6,236	$401
Total number of securities in an unrealized loss position	4,117		852		2,177		690
________________
(1)Excludes gross unrealized losses related to assets held-for-sale; these unrealized losses are included in AOCI as no component of equity is held-for-sale. See Note 3 for information on the disposition of MetLife P&C.
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
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL increased $1.5 billion for the three months ended March 31, 2021 to $3.0 billion primarily due to increases in interest rates, partially offset by narrowing credit spreads.
Gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater were $689 million at March 31, 2021, or 23% of the total gross unrealized losses on securities without an ACL.
Investment Grade Fixed Maturity Securities AFS
Of the $689 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $534 million, or 78%, were related to 655 investment grade securities. Unrealized losses on investment grade securities are principally related to widening credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
Below Investment Grade Fixed Maturity Securities AFS
Of the $689 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $155 million, or 22%, were related to 197 below investment grade securities. Unrealized losses on below investment grade securities are principally related to U.S. and foreign corporate securities (primarily industrial and consumer), CMBS and foreign government securities and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty, as well as, with respect to fixed-rate securities, rising interest rates since purchase. Management evaluates U.S. corporate and foreign corporate securities based on factors such as expected cash flows, financial condition and near-term and long-term prospects of the issuers. Management evaluates CMBS based on actual and projected cash flows after considering the quality of underlying collateral, credit enhancements, expected prepayment speeds, current and forecasted loss severity, the payment terms of the underlying assets backing a particular security and the payment priority within the tranche structure of the security. Management evaluates foreign government securities based on factors impacting the issuers such as expected cash flows, financial condition of the issuers and any country specific economic conditions or public sector programs to restructure foreign government securities.
Current Period Evaluation
At March 31, 2021, with respect to securities in an unrealized loss position without an ACL, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Based on the Company’s current evaluation of its securities in an unrealized loss position without an ACL, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at March 31, 2021.
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

	U.S. Corporate	Foreign Government	Foreign Corporate	CMBS	Total
Three Months Ended March 31, 2021	(In millions)
Balance, at beginning of period	$44	$21	$16	$—	$81
Additions:
ACL not previously recorded	—	—	21	7	28
Changes for securities with previously recorded ACL	(1)	—	(4)	—	(5)
Balance, at end of period	$43	$21	$33	$7	$104
Three Months Ended March 31, 2020
Balance, at beginning of period	$—	$—	$—	$—	$—
Additions:
ACL not previously recorded	51	136	—	—	187
Balance, at end of period	$51	$136	$—	$—	$187
Equity Securities
Equity securities include common and preferred stock which are reported at estimated fair value, with changes in estimated fair value included in net investment gains (losses). See Note 8 for further information.
Contractholder-Directed Equity Securities and Fair Value Option Securities
Contractholder-directed equity securities and FVO securities (“FVO Securities”) (collectively, “Unit-linked and FVO Securities”) include three categories of investments for which the FVO has been elected, or are otherwise required to be carried at estimated fair value. See Note 8 for further information.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2021		December 31, 2020
Portfolio Segment	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$52,300	63.0%	$52,434	62.5%
Agricultural	18,051	21.7	18,128	21.6
Residential	13,043	15.7	13,782	16.4
Total amortized cost	83,394	100.4	84,344	100.5
Allowance for credit loss	(528)	(0.6)	(590)	(0.7)
Subtotal mortgage loans, net	82,866	99.8	83,754	99.8
Residential — FVO	149	0.2	165	0.2
Total mortgage loans, net	$83,015	100.0%	$83,919	100.0%
The Company elects the FVO for certain residential mortgage loans that are managed on a total return basis. See Note 8 for further information.
The amount of net discounts, included within total amortized cost, primarily attributable to residential mortgage loans was $913 million and $944 million at March 31, 2021 and December 31, 2020, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at March 31, 2021 and December 31, 2020 was $199 million and $209 million; $132 million and $174 million; and $110 million and $108 million, respectively.
Purchases of mortgage loans, primarily residential, were $454 million and $1.3 billion for the three months ended March 31, 2021 and 2020, respectively.
Allowance for Credit Loss Rollforward by Portfolio Segment
The changes in the ACL, by portfolio segment, were as follows:

	Three Months Ended March 31,
	2021				2020
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$252	$106	$232	$590	$246	$52	$55	$353
Provision (release)	(5)	(14)	(30)	(49)	15	(3)	24	36
Adoption of credit loss guidance	—	—	—	—	(118)	35	161	78
Charge-offs, net of recoveries	—	(13)	—	(13)	—	—	(3)	(3)
Balance, end of period	$247	$79	$202	$528	$143	$84	$237	$464

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
Allowance for Credit Loss Methodology
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
Mortgage Loan Concessions
In response to the adverse economic impact of the COVID-19 Pandemic, in 2021 and 2020, the Company granted concessions to certain of its commercial, agricultural and residential mortgage loan borrowers, including payment deferrals and other loan modifications. The Company has elected the option under the Coronavirus Aid, Relief, and Economic Security Act, the Consolidated Appropriations Act, 2021 and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) issued by bank regulatory agencies, not to account for or report qualifying concessions as TDRs and not to classify such loans as either

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
past due or nonaccrual during the payment deferral period. Additionally, in accordance with the FASB’s published response to a COVID-19 Pandemic technical inquiry, the Company continues to accrue interest income on such loans that have deferred payment. The Company records an ACL on this accrued interest income.
Commercial
For some commercial mortgage loan borrowers (principally in the retail and hotel sectors), the Company granted concessions which were primarily interest and principal payment deferrals generally ranging from three to four months and, to a much lesser extent, maturity date extensions. Deferred commercial mortgage loan interest and principal payments were $55 million at March 31, 2021.
Agricultural
For some agricultural mortgage loan borrowers (principally in the annual crops and agribusiness sectors), the Company granted concessions which were primarily principal payment deferrals generally ranging from three to 12 months, and covenant changes and, to a much lesser extent, maturity date extensions. Deferred agricultural mortgage loan interest and principal payments were $9 million at March 31, 2021.
Residential
For some residential mortgage loan borrowers, the Company granted concessions which were primarily three-month interest and principal payment deferrals. Deferred residential mortgage loan interest and principal payments were $34 million at March 31, 2021.
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at March 31, 2021:

Credit Quality Indicator	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$865	$5,029	$4,745	$5,536	$4,214	$14,215	$2,291	$36,895	70.6%
65% to 75%	319	1,302	3,999	2,475	1,511	2,749	—	12,355	23.6
76% to 80%	66	33	135	66	404	547	—	1,251	2.4
Greater than 80%	8	8	11	79	422	1,271	—	1,799	3.4
Total	$1,258	$6,372	$8,890	$8,156	$6,551	$18,782	$2,291	$52,300	100.0%
DSCR:
> 1.20x	$1,258	$5,761	$8,365	$8,138	$6,226	$17,051	$2,291	$49,090	93.9%
1.00x - 1.20x	—	351	65	18	193	1,019	—	1,646	3.1
<1.00x	—	260	460	—	132	712	—	1,564	3.0
Total	$1,258	$6,372	$8,890	$8,156	$6,551	$18,782	$2,291	$52,300	100.0%
The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at March 31, 2021:

Credit Quality Indicator	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$431	$3,119	$2,174	$2,903	$1,008	$5,800	$910	$16,345	90.6%
65% to 75%	223	389	172	83	53	590	103	1,613	8.9
76% to 80%	—	—	—	—	—	51	—	51	0.3
Greater than 80%	—	—	—	—	—	42	—	42	0.2
Total	$654	$3,508	$2,346	$2,986	$1,061	$6,483	$1,013	$18,051	100.0%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at March 31, 2021:

Credit Quality Indicator	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$40	$599	$2,153	$906	$445	$8,371	$—	$12,514	95.9%
Nonperforming (1)	—	6	51	15	10	447	—	529	4.1
Total	$40	$605	$2,204	$921	$455	$8,818	$—	$13,043	100.0%
__________________
(1)Includes residential mortgage loans in process of foreclosure of $94 million and $103 million at March 31, 2021 and December 31, 2020, respectively.
LTV ratios compare the unpaid principal balance of the loan to the estimated fair value of the underlying collateral. At March 31, 2021, the amortized cost of commercial and agricultural mortgage loans with an LTV ratio in excess of 100% was $641 million, or less than 1% of total commercial and agricultural mortgage loans, however after considering the reduction in carrying value from the related ACL, no loans have a ratio greater than 100%.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both March 31, 2021 and December 31, 2020. The Company defines delinquency consistent with industry practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL, by portfolio segment, were as follows:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual
Portfolio Segment	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
	(In millions)
Commercial	$—	$10	$—	$7	$136	$317
Agricultural	229	252	5	20	259	266
Residential	529	556	13	64	519	534
Total	$758	$818	$18	$91	$914	$1,117
The amortized cost for nonaccrual commercial, agricultural and residential mortgage loans at beginning of year 2020 was $176 million, $137 million and $418 million, respectively. The amortized cost for nonaccrual commercial mortgage loans with no ACL was $0 and $168 million at March 31, 2021 and December 31, 2020, respectively. The amortized cost for nonaccrual agricultural mortgage loans with no ACL was $192 million and $178 million at March 31, 2021 and December 31, 2020, respectively. There were no nonaccrual residential mortgage loans without an ACL at either March 31, 2021 or December 31, 2020.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
Real Estate and Real Estate Joint Ventures
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method real estate joint ventures. Real estate investments, by income type, as well as income earned, were as follows at and for the periods indicated:

	March 31, 2021	December 31, 2020	Three Months Ended March 31,
			2021	2020
Income Type	Carrying Value		Income
	(In millions)
Leased real estate investments	$5,384	$5,450	$111	$106
Other real estate investments	425	419	42	35
Real estate joint ventures	6,198	6,064	23	24
Total real estate and real estate joint ventures	$12,007	$11,933	$176	$165
The carrying value of real estate investments acquired through foreclosure was $191 million and $20 million at March 31, 2021 and December 31, 2020, respectively. Depreciation expense on real estate investments was $30 million and $28 million for the three months ended March 31, 2021 and 2020, respectively. Real estate investments were net of accumulated depreciation of $1.1 billion at both March 31, 2021 and December 31, 2020.
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
See Note 8 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report for a summary of leased real estate investments and income earned, by property type.
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
Lease receivables are generally due in periodic installments. The payment periods for leveraged leases generally range from one to 11 years, but in certain circumstances can be over 11 years, while the payment periods for direct financing leases generally range from one to 25 years but in certain circumstances can be over 25 years.

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
The investment in leveraged and direct financing leases, net of ACL, was $795 million and $1.3 billion, respectively, at March 31, 2021 and $816 million and $1.3 billion, respectively, at December 31, 2020. The ACL for leveraged and direct financing leases was $42 million and $44 million at March 31, 2021 and December 31, 2020, respectively.
Lease Concessions
In response to the adverse economic impact of the COVID-19 Pandemic, the Company granted concessions to certain of its lessees (operating and direct financing leases), primarily in the form of rent deferrals. In accordance with a Question and Answer document issued by the FASB in response to the COVID-19 Pandemic, the Company has elected not to evaluate whether such lease concessions are lease modifications, continues to accrue income on such leases and records rent receivables on real estate operating leases. The rent deferrals generally range from one to six months for operating leases and three to six months for commercial real estate direct financing leases. The Company granted COVID-19 Pandemic-related lease concessions in 2021 and 2020 that are not material to the lease portfolio. The Company has interests in certain unconsolidated real estate joint ventures which also have granted COVID-19 Pandemic-related lease concessions.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $9.7 billion at both March 31, 2021 and December 31, 2020.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities AFS and derivatives and the effect on DAC, VOBA, deferred sales inducements (“DSI”), future policy benefits and the policyholder dividend obligation, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	March 31, 2021	December 31, 2020
	(In millions)
Fixed maturity securities AFS	$28,447	$44,415
Derivatives	656	1,924
Other	194	267
Subtotal	29,297	46,606
Amounts allocated from:
Policyholder liabilities	(3,989)	(10,797)
DAC, VOBA and DSI	(2,781)	(4,050)
Subtotal	(6,770)	(14,847)
Deferred income tax benefit (expense)	(5,794)	(8,009)
Net unrealized investment gains (losses)	16,733	23,750
Net unrealized investment gains (losses) attributable to noncontrolling interests	(21)	(20)
Net unrealized investment gains (losses) attributable to MetLife, Inc.	$16,712	$23,730
The changes in net unrealized investment gains (losses) were as follows:

Three Months Ended March 31, 2021
(In millions)
Balance, beginning of period	$23,730
Unrealized investment gains (losses) during the period	(17,309)
Unrealized investment gains (losses) relating to:
Policyholder liabilities	6,808
DAC, VOBA and DSI	1,269
Deferred income tax benefit (expense)	2,215
Net unrealized investment gains (losses)	16,713
Net unrealized investment gains (losses) attributable to noncontrolling interests	(1)
Balance, end of period	$16,712
Change in net unrealized investment gains (losses)	$(7,017)
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	(1)
Change in net unrealized investment gains (losses) attributable to MetLife, Inc.	$(7,018)
Concentrations of Credit Risk
Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at estimated fair value at March 31, 2021 and December 31, 2020, were in fixed income securities of the Japanese government and its agencies of $33.9 billion and $35.8 billion, respectively, and in fixed income securities of the South Korean government and its agencies of $7.4 billion and $8.0 billion, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
Securities Lending and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of the outstanding securities lending and repurchase agreements is as follows:

	March 31, 2021			December 31, 2020
	Securities (1)			Securities (1)
Agreement Type	Estimated Fair Value	Cash Collateral Received from Counterparties (2), (3)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2), (3)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$18,584	$19,039	$19,133	$18,262	$18,628	$18,884
Repurchase agreements	$3,504	$3,460	$3,472	$3,276	$3,210	$3,251
__________________
(1)Securities on loan in connection with these programs are included within fixed maturity securities AFS and short-term investments.
(2)In connection with securities lending and repurchase agreements, in addition to cash collateral received, the Company received from counterparties non-cash security collateral of $0 and $1 million at March 31, 2021 and December 31, 2020, respectively, which is not reflected on the interim condensed consolidated financial statements.
(3)The liability for cash collateral for these programs is included within payables for collateral under securities loaned and other transactions and other liabilities.
Contractual Maturities
A summary of the remaining contractual maturities of securities lending and repurchase agreements is as follows:

	March 31, 2021					December 31, 2020
	Remaining Maturities					Remaining Maturities
Security Type	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total
	(In millions)
Cash collateral liability by loaned security type:
Securities lending:
U.S. government and agency	$4,153	$9,698	$4,028	$—	$17,879	$2,946	$10,553	$4,009	$—	$17,508
Foreign government	—	326	703	—	1,029	—	291	826	—	1,117
U.S. corporate	1	—	—	—	1	3	—	—	—	3
Agency RMBS	—	129	—	—	129	—	—	—	—	—
Municipals	1	—	—	—	1	—	—	—	—	—
Total	$4,155	$10,153	$4,731	$—	$19,039	$2,949	$10,844	$4,835	$—	$18,628

Repurchase agreements:
U.S. government and agency	$—	$3,460	$—	$—	$3,460	$—	$3,210	$—	$—	$3,210
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
The securities lending and repurchase agreements reinvestment portfolios consist principally of high quality, liquid, publicly-traded fixed maturity securities AFS, short-term investments, cash equivalents or cash. If the securities on loan or the reinvestment portfolio become less liquid, liquidity resources within the general account are available to meet any potential cash demands when securities on loan are put back by the counterparty.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value for all asset classes, except mortgage loans, which are presented at carrying value at:

	March 31, 2021	December 31, 2020
	(In millions)
Invested assets on deposit (regulatory deposits)	$1,849	$1,933
Invested assets held in trust (external reinsurance agreements) (1)	1,056	1,124
Invested assets pledged as collateral (2)	25,818	25,884
Total invested assets on deposit, held in trust and pledged as collateral	$28,723	$28,941
__________________
(1) Represents assets held in trust related to external reinsurance agreements. Excludes assets held in trust of $2.1 billion and $2.4 billion related to reinsurance agreements between wholly-owned subsidiaries as of March 31, 2021 and December 31, 2020, respectively.
(2) The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements, secured debt, a collateral financing arrangement (see Notes 4, 13 and 14 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report) and derivative transactions (see Note 7).
See “— Securities Lending and Repurchase Agreements” for information regarding securities supporting securities lending and repurchase agreement transactions and Note 5 for information regarding investments designated to the closed block. In addition, the Company’s investment in Federal Home Loan Bank common stock, which is considered restricted until redeemed by the issuers, was $814 million, at redemption value, at both March 31, 2021 and December 31, 2020.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
The following table presents the total assets and total liabilities relating to investment-related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	March 31, 2021		December 31, 2020
Asset Type	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Investment funds (1)	$300	$1	$258	$1
Renewable energy partnership (1)	87	—	87	—
Other investments (2)	1	—	4	5
Total	$388	$1	$349	$6
__________________
(1)Assets of the investment funds and renewable energy partnership primarily consisted of other invested assets.
(2)Assets of other investments primarily consisted of other assets at March 31, 2021, and cash and cash equivalents at December 31, 2020.
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	March 31, 2021		December 31, 2020
Asset Type	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS (2)	$58,442	$58,442	$60,115	$60,115
Other limited partnership interests	9,771	16,133	8,355	14,911
Other invested assets	1,289	1,369	1,320	1,404
Other investments	634	637	619	639
Total	$70,136	$76,581	$70,409	$77,069
__________________
(1)The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $3 million at both March 31, 2021 and December 31, 2020. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.
(2)For variable interests in Structured Products included within fixed maturity securities AFS, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 15, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for either the three months ended March 31, 2021 or 2020.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended March 31,
Asset Type	2021	2020
	(In millions)
Investment income:
Fixed maturity securities AFS	$2,753	$2,875
Equity securities	11	14
FVO Securities (1)	36	(78)
Mortgage loans	863	884
Policy loans	121	126
Real estate and real estate joint ventures	176	165
Other limited partnership interests	1,282	320
Cash, cash equivalents and short-term investments	25	92
Operating joint ventures	23	25
Other	54	102
Subtotal	5,344	4,525
Less: Investment expenses	237	324
Subtotal, net	5,107	4,201
Unit-linked investments (1)	207	(1,140)
Net investment income	$5,314	$3,061
__________________
(1)Changes in estimated fair value subsequent to purchase for investments still held as of the end of the respective periods and included in net investment income were principally from contractholder-directed equity securities supporting unit-linked variable annuity type liabilities (“Unit-linked investments”), and were $197 million and ($1.1) billion for the three months ended March 31, 2021 and 2020, respectively.
Net investment income from equity method investments, comprised of real estate joint ventures, other limited partnership interests, tax credit and renewable energy partnerships and operating joint ventures, totaled $1.3 billion and $323 million for the three months ended March 31, 2021 and 2020, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended March 31,
Asset Type	2021	2020
	(In millions)
Fixed maturity securities AFS	$(67)	$4
Equity securities (1)	75	(284)
FVO securities	3	1
Mortgage loans	60	(63)
Real estate and real estate joint ventures	48	1
Other limited partnership interests	(5)	4
Other (2)	20	24
Subtotal	134	(313)
Change in estimated fair value of other limited partnership interests and real estate joint ventures	9	1
Non-investment portfolio gains (losses)	(9)	24
Subtotal	—	25
Total net investment gains (losses)	$134	$(288)
__________________
(1)Changes in estimated fair value subsequent to purchase for equity securities still held as of the end of the period included in net investment gains (losses) were $71 million and ($288) million for the three months ended March 31, 2021 and 2020, respectively.
(2)Other gains (losses) included de-designated cash flow hedge gains of $29 million and $12 million for the three months ended March 31, 2021 and 2020, respectively.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were $9 million and $51 million for the three months ended March 31, 2021 and 2020, respectively.
Fixed Maturity Securities AFS - Sales and Disposals and Credit Loss
Sales of securities are determined on a specific identification basis. Proceeds from sales or disposals and the components of net investment gains (losses) were as shown in the table below:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Proceeds	$15,640	$12,089
Gross investment gains	$218	$337
Gross investment (losses)	(259)	(118)
Net credit loss (provision) release	(26)	(215)
Net investment gains (losses)	$(67)	$4

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
•Cash flow hedge - a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability - in other comprehensive income (loss) (“OCI”) and reclassified into the statement of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item.
•Net investment in a foreign operation (“NIFO”) hedge - a hedge of changes in exchange rates - in OCI, consistent with the translation adjustment for the hedged net investment in the foreign operation.
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
In a foreign currency swap transaction, the Company agrees with another party to exchange, at specified intervals, the difference between one currency and another currency at a fixed exchange rate, generally set at inception, calculated by reference to an agreed upon notional amount. The notional amount of each currency is exchanged at the inception and termination of the currency swap by each party. The Company utilizes foreign currency swaps in fair value, cash flow and nonqualifying hedging relationships.
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
In exchange-traded equity futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by indices on equity securities, to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts and to pledge initial margin based on futures exchange requirements. The Company enters into exchange-traded futures with regulated futures commission merchants that are members of the exchange. Exchange-traded equity futures are used primarily to hedge minimum guarantees embedded in certain variable annuity products issued by the Company. The Company utilizes exchange-traded equity futures in nonqualifying hedging relationships.
In an equity total return swap, the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of an asset or a market index and a benchmark interest rate, calculated by reference to an agreed notional amount. In most cases, no cash is exchanged at the outset of the contract. Cash is paid and received over the life of the contract based on the terms of the swap. The Company uses equity total return swaps to hedge its equity market guarantees in certain of its insurance products. Equity total return swaps can be used as hedges or to synthetically create investments. The Company utilizes equity total return swaps in nonqualifying hedging relationships.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		March 31, 2021			December 31, 2020
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$2,998	$2,649	$7	$3,186	$3,224	$4
Foreign currency swaps	Foreign currency exchange rate	992	6	64	1,106	8	78
Foreign currency forwards	Foreign currency exchange rate	1,836	—	89	1,936	24	—
Subtotal		5,826	2,655	160	6,228	3,256	82
Cash flow hedges:
Interest rate swaps	Interest rate	4,480	22	19	4,750	44	—
Interest rate forwards	Interest rate	7,313	28	320	7,377	513	120
Foreign currency swaps	Foreign currency exchange rate	39,879	1,334	1,987	38,604	1,549	2,017
Subtotal		51,672	1,384	2,326	50,731	2,106	2,137
NIFO hedges:
Foreign currency forwards	Foreign currency exchange rate	164	3	1	164	—	3
Currency options	Foreign currency exchange rate	3,000	103	—	3,600	70	—
Subtotal		3,164	106	1	3,764	70	3
Total qualifying hedges		60,662	4,145	2,487	60,723	5,432	2,222
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	41,760	2,878	117	49,561	3,683	38
Interest rate floors	Interest rate	12,201	280	—	12,701	350	—
Interest rate caps	Interest rate	71,943	80	—	40,730	13	—
Interest rate futures	Interest rate	2,359	7	—	1,498	—	2
Interest rate options	Interest rate	11,963	543	19	17,746	502	5
Interest rate forwards	Interest rate	352	—	60	351	—	10
Interest rate total return swaps	Interest rate	1,048	—	115	1,048	—	59
Synthetic GICs	Interest rate	38,514	—	—	38,646	—	—
Foreign currency swaps	Foreign currency exchange rate	13,310	658	612	13,265	603	693
Foreign currency forwards	Foreign currency exchange rate	16,950	202	730	15,643	209	310
Currency futures	Foreign currency exchange rate	876	—	7	914	3	—
Currency options	Foreign currency exchange rate	900	—	—	1,350	—	—
Credit default swaps — purchased	Credit	2,989	15	117	2,978	9	121
Credit default swaps — written	Credit	9,358	179	1	9,609	196	—
Equity futures	Equity market	4,099	10	12	5,427	14	38
Equity index options	Equity market	35,028	949	462	22,954	834	437
Equity variance swaps	Equity market	716	16	13	716	15	12
Equity total return swaps	Equity market	2,591	—	77	3,294	3	282
Total non-designated or nonqualifying derivatives		266,957	5,817	2,342	238,431	6,434	2,007
Total		$327,619	$9,962	$4,829	$299,154	$11,866	$4,229

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both March 31, 2021 and December 31, 2020. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules, (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship, (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income, and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Three Months Ended March 31, 2021
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$3	$—	$—	$(602)	$—	$—	N/A
Hedged items	(3)	—	—	573	—	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	13	(128)	—	—	—	—	N/A
Hedged items	(12)	123	—	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	(2)	—	—	—	—	N/A
Subtotal	1	(7)	—	(29)	—	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(1,221)
Amount of gains (losses) reclassified from AOCI into income	12	29	—	—	—	1	(42)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(153)
Amount of gains (losses) reclassified from AOCI into income	3	(219)	—	—	—	—	216
Foreign currency transaction gains (losses) on hedged items	—	211	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(68)
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	15	21	—	—	—	1	(1,268)
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	N/A	N/A	N/A	N/A	N/A	29
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	27
Subtotal	N/A	N/A	N/A	N/A	N/A	N/A	56
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	2	—	(2,250)	(47)	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	(483)	3	—	—	N/A
Credit derivatives — purchased (1)	—	—	19	—	—	—	N/A
Credit derivatives — written (1)	—	—	5	—	—	—	N/A
Equity derivatives (1)	(17)	—	(676)	(104)	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	225	—	—	—	N/A
Subtotal	(15)	—	(3,160)	(148)	—	—	N/A
Earned income on derivatives	39	—	252	53	(39)	—	—
Embedded derivatives (2)	N/A	N/A	673	—	N/A	N/A	N/A
Total	$40	$14	$(2,235)	$(124)	$(39)	$1	$(1,212)

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
(2)The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($43) million and $185 million for the three months ended March 31, 2021 and 2020, respectively.

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
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
	(In millions)
Fixed maturity securities AFS	$2,413	$2,699	$(1)	$(1)
Mortgage loans	$892	$952	$14	$20
Future policy benefits	$(4,598)	$(5,512)	$(731)	$(1,307)
__________________
(1)Includes ($1) million of hedging adjustments on discontinued hedging relationships at both March 31, 2021 and December 31, 2020.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were ($2) million and ($5) million for the three months ended March 31, 2021 and 2020, respectively.
At both March 31, 2021 and December 31, 2020, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed eight years.
At March 31, 2021 and December 31, 2020, the balance in AOCI associated with cash flow hedges was $656 million and $1.9 billion, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At March 31, 2021, the Company expected to reclassify ($19) million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.

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
At March 31, 2021 and December 31, 2020, the cumulative foreign currency translation gain (loss) recorded in AOCI related to NIFO hedges was $220 million and $164 million, respectively. At March 31, 2021 and December 31, 2020, the carrying amount of debt designated as a non-derivative hedging instrument was $380 million and $407 million, respectively.
Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the effects of derivatives on the interim condensed consolidated statements of operations and comprehensive income (loss) table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $9.4 billion and $9.6 billion at March 31, 2021 and December 31, 2020, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At March 31, 2021 and December 31, 2020, the Company would have received $178 million and $196 million, respectively, to terminate all of these contracts.
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	March 31, 2021			December 31, 2020
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$4	$203	2.4	$5	$208	2.7
Credit default swaps referencing indices	24	1,779	2.2	27	1,779	2.5
Subtotal	28	1,982	2.2	32	1,987	2.5
Baa
Single name credit default swaps (3)	3	244	2.2	3	249	2.5
Credit default swaps referencing indices	142	7,077	5.6	156	7,318	5.5
Subtotal	145	7,321	5.6	159	7,567	5.4
B
Credit default swaps referencing indices	5	55	4.7	5	55	5.0
Subtotal	5	55	4.7	5	55	5.0
Total	$178	$9,358	4.7	$196	$9,609	4.8
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
The Company manages its credit risk related to derivatives by entering into transactions with creditworthy counterparties and establishing and monitoring exposure limits. The Company enters into contracts with counterparties in jurisdictions which it understands that close-out netting should be enforceable. The Company’s OTC-bilateral derivative transactions are governed by ISDA Master Agreements which provide for legally enforceable set-off and close-out netting of exposures to specific counterparties in the event of early termination of a transaction, which includes, but is not limited to, events of default and bankruptcy. In the event of an early termination, close-out netting permits the Company (subject to financial regulations such as the Orderly Liquidation Authority under Title II of Dodd-Frank) to set off receivables from the counterparty against payables to the same counterparty arising out of all included transactions and to apply collateral to the obligations, without application of the automatic stay, upon the counterparty’s bankruptcy. All of the Company’s ISDA Master Agreements also include Credit Support Annex provisions which require both the pledging and accepting of collateral in connection with its OTC-bilateral derivatives as required by applicable law.
The Company’s OTC-cleared derivatives are effected through central clearing counterparties and its exchange-traded derivatives are effected through regulated exchanges. Such positions are marked to market and margined on a daily basis (both initial margin and variation margin), and the Company has minimal exposure to credit-related losses in the event of nonperformance by brokers and central clearinghouses to such derivatives.
See Note 8 for a description of the impact of credit risk on the valuation of derivatives.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	March 31, 2021		December 31, 2020
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$9,611	$4,685	$11,348	$4,111
OTC-cleared (1)	428	103	593	20
Exchange-traded	17	19	17	40
Total gross estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1)	10,056	4,807	11,958	4,171
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,988)	(2,988)	(2,926)	(2,926)
OTC-cleared	(43)	(43)	(7)	(7)
Exchange-traded	(1)	(1)	—	—
Cash collateral: (3), (4)
OTC-bilateral	(5,464)	—	(6,842)	—
OTC-cleared	(373)	(28)	(530)	(5)
Exchange-traded	—	(2)	—	(23)
Securities collateral: (5)
OTC-bilateral	(1,077)	(1,568)	(1,453)	(1,100)
OTC-cleared	—	(33)	—	(1)
Exchange-traded	—	(17)	—	(1)
Net amount after application of master netting agreements and collateral	$110	$127	$200	$108
__________________
(1)At March 31, 2021 and December 31, 2020, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $94 million and $92 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of ($22) million and ($58) million, respectively.
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
(4)The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At March 31, 2021 and December 31, 2020, the Company received excess cash collateral of $358 million and $265 million, respectively, and provided excess cash collateral of $206 million and $238 million, respectively, which is not included in the table above due to the foregoing limitation.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)
(5)Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at March 31, 2021, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At March 31, 2021 and December 31, 2020, the Company received excess securities collateral with an estimated fair value of $166 million and $231 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At March 31, 2021 and December 31, 2020, the Company provided excess securities collateral with an estimated fair value of $283 million and $269 million, respectively, for its OTC-bilateral derivatives, $1.4 billion and $2.1 billion, respectively, for its OTC-cleared derivatives, and $229 million and $318 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.
The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the collateral amount owed by that counterparty reaches a minimum transfer amount. All of the Company’s netting agreements for derivatives contain provisions that require both the Company and the counterparty to maintain a specific investment grade credit rating from each of Moody’s and S&P. If a party’s credit or financial strength rating, as applicable, were to fall below that specific investment grade credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement and payment based on such party’s reasonable valuation of the derivatives. A small number of these arrangements also include credit-contingent provisions that include a threshold above which collateral must be posted. Such agreements provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the credit ratings of MetLife, Inc. and/or the counterparty. At March 31, 2021, the amount of collateral not provided by the Company due to the existence of these thresholds was $15 million.
The following table presents the estimated fair value of the Company’s OTC-bilateral derivatives that were in a net liability position after considering the effect of netting agreements, together with the estimated fair value and balance sheet location of the collateral pledged.

	March 31, 2021			December 31, 2020
	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$1,687	$10	$1,697	$1,182	$3	$1,185
Estimated fair value of collateral provided:
Fixed maturity securities AFS	$1,673	$7	$1,680	$1,222	$2	$1,224
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	March 31, 2021	December 31, 2020
		(In millions)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$47	$55
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$176	$651
Assumed guaranteed minimum benefits	Policyholder account balances	172	283
Funds withheld on ceded reinsurance	Other liabilities	48	100
Fixed annuities with equity indexed returns	Policyholder account balances	151	138
Other guarantees	Policyholder account balances	8	24
Embedded derivatives within liability host contracts		$555	$1,196
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	March 31, 2021 (1)
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$78,190	$9,812	$88,002
Foreign government	—	67,005	132	67,137
Foreign corporate	—	52,276	13,607	65,883
U.S. government and agency	20,896	20,506	—	41,402
RMBS	107	26,009	3,186	29,302
ABS	—	14,603	1,614	16,217
Municipals	—	13,207	5	13,212
CMBS	—	11,079	707	11,786
Total fixed maturity securities AFS	21,003	282,875	29,063	332,941
Equity securities	649	260	154	1,063
Unit-linked and FVO Securities (2)	10,325	1,838	812	12,975
Short-term investments (3)	2,652	1,453	102	4,207
Residential mortgage loans — FVO	—	—	149	149
Other investments	82	257	656	995
Derivative assets: (4)
Interest rate	7	6,455	25	6,487
Foreign currency exchange rate	—	2,156	150	2,306
Credit	—	170	24	194
Equity market	10	947	18	975
Total derivative assets	17	9,728	217	9,962
Embedded derivatives within asset host contracts (5)	—	—	47	47
Separate account assets (6)	90,042	105,010	1,148	196,200
Total assets (7)	$124,770	$401,421	$32,348	$558,539
Liabilities
Derivative liabilities: (4)
Interest rate	$—	$327	$330	$657
Foreign currency exchange rate	7	3,448	35	3,490
Credit	—	117	1	118
Equity market	12	539	13	564
Total derivative liabilities	19	4,431	379	4,829
Embedded derivatives within liability host contracts (5)	—	—	555	555
Separate account liabilities (6)	8	10	15	33
Total liabilities	$27	$4,441	$949	$5,417

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
__________________
(1)Excludes amounts for financial instruments reclassified to assets held-for-sale or liabilities held-for-sale. Assets held-for-sale and liabilities held-for-sale are valued on a basis consistent with similar instruments described herein. See Note 3 for information on the disposition of MetLife P&C.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)
(2)Unit-linked and FVO Securities were primarily comprised of Unit-linked investments at both March 31, 2021 and December 31, 2020.
(3)Short-term investments as presented in the tables above differ from the amounts presented on the interim condensed consolidated balance sheets because certain short-term investments are not measured at estimated fair value on a recurring basis.
(4)Derivative assets are presented within other invested assets on the interim condensed consolidated balance sheets and derivative liabilities are presented within other liabilities on the interim condensed consolidated balance sheets. The amounts are presented gross in the tables above to reflect the presentation on the interim condensed consolidated balance sheets, but are presented net for purposes of the rollforward in the Fair Value Measurements Using Significant Unobservable Inputs (Level 3) tables.
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
(7)Total assets included in the fair value hierarchy exclude other limited partnership interests that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. At March 31, 2021 and December 31, 2020, the estimated fair value of such investments was $77 million and $75 million, respectively.
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
When quoted prices in active markets are not available, the determination of estimated fair value of securities is based on market standard valuation methodologies, giving priority to observable inputs. The significant inputs to the market standard valuation methodologies for certain types of securities with reasonable levels of price transparency are inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data. When observable inputs are not available, the market standard valuation methodologies rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. These unobservable inputs can be based in large part on management’s judgment or estimation and cannot be supported by reference to market activity. Even though these inputs are unobservable, management believes they are consistent with what other market participants would use when pricing such securities and are considered appropriate given the circumstances.
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
The estimated fair value of the embedded derivatives within funds withheld related to certain ceded reinsurance is determined based on the change in estimated fair value of the underlying assets held by the Company in a reference portfolio backing the funds withheld liability. The estimated fair value of the underlying assets is determined as described in “— Investments — Securities, Short-term Investments and Other Investments.” The estimated fair value of these embedded derivatives is included, along with their funds withheld hosts, in other liabilities on the interim condensed consolidated balance sheets with changes in estimated fair value recorded in net derivative gains (losses). Changes in the credit spreads on the underlying assets, interest rates and market volatility may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.
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

					March 31, 2021				December 31, 2020				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	—	-	167	110	—	-	186	117	Increase
	•	Market pricing	•	Quoted prices (4)	—	-	125	98	—	-	116	98	Increase
	•	Consensus pricing	•	Offered quotes (4)	53	-	103	100	54	-	104	101	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	129	98	—	-	159	98	Increase (5)
ABS	•	Market pricing	•	Quoted prices (4)	3	-	112	100	1	-	112	100	Increase (5)
	•	Consensus pricing	•	Offered quotes (4)	101	-	101	101	100	-	100	100	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	173	-	265	240	92	-	184	149	Increase (7)
			•	Repurchase rates (8)	1	-	20	11	(12)	-	1	(6)	Decrease (7)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	(307)	-	1,938	(52)	(309)	-	248	(144)	Increase (7)
Credit	•	Present value techniques	•	Credit spreads (9)	98	-	99	98	96	-	99	98	Decrease (7)
	•	Consensus pricing	•	Offered quotes (10)
Equity market	•	Present value techniques or option pricing models	•	Volatility (11)	18%	-	28%	27%	21%	-	29%	28%	Increase (7)
			•	Correlation (12)	30%	-	30%	30%	10%	-	30%	10%
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.17%	0.06%	0%	-	0.17%	0.06%	Decrease (13)
				Ages 41 - 60	0.03%	-	0.75%	0.30%	0.03%	-	0.75%	0.30%	Decrease (13)
				Ages 61 - 115	0.12%	-	100%	1.90%	0.12%	-	100%	1.90%	Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%	6.86%	0.25%	-	100%	6.86%	Decrease (14)
				Durations 11 - 20	0.50%	-	100%	5.18%	0.50%	-	100%	5.18%	Decrease (14)
				Durations 21 - 116	0.50%	-	100%	5.18%	0.50%	-	100%	5.18%	Decrease (14)
			•	Utilization rates	0%	-	22%	0.17%	0%	-	22%	0.17%	Increase (15)
			•	Withdrawal rates	0%	-	20%	3.98%	0%	-	20%	3.98%	(16)
			•	Long-term equity volatilities	8.41%	-	27%	18.70%	8.33%	-	27%	18.70%	Increase (17)
			•	Nonperformance risk spread	0.05%	-	1.27%	0.40%	0.04%	-	1.18%	0.40%	Decrease (18)
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
(10)At both March 31, 2021 and December 31, 2020, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.
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
(15)The utilization rate assumption estimates the percentage of contractholders with GMIBs or a lifetime withdrawal benefit who will elect to utilize the benefit upon becoming eligible. The rates may vary by the type of guarantee, the amount by which the guaranteed amount is greater than the account value, the contract’s withdrawal history and by the age of the policyholder. For any given contract, utilization rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.
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
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Foreign Government	Structured Products	Municipals	Equity Securities	Unit-linked and FVO Securities
	(In millions)
Three Months Ended March 31, 2021
Balance, beginning of period	$24,101	$117	$5,289	$—	$150	$701
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(1)	—	9	—	4	18
Total realized/unrealized gains (losses) included in AOCI	(1,182)	—	(46)	—	—	—
Purchases (3)	1,012	23	613	5	4	10
Sales (3)	(274)	(3)	(356)	—	(4)	(12)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	235	7	13	—	—	101
Transfers out of Level 3 (4)	(472)	(12)	(15)	—	—	(6)
Balance, end of period	$23,419	$132	$5,507	$5	$154	$812
Three Months Ended March 31, 2020
Balance, beginning of period	$14,229	$117	$4,458	$7	$430	$625
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(60)	(2)	10	—	(28)	(63)
Total realized/unrealized gains (losses) included in AOCI	(1,200)	(7)	(311)	—	—	—
Purchases (3)	2,392	32	372	—	2	140
Sales (3)	(565)	(3)	(186)	—	(32)	(103)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	5,503	28	45	—	—	14
Transfers out of Level 3 (4)	(490)	(61)	(374)	(7)	—	(96)
Balance, end of period	$19,809	$104	$4,014	$—	$372	$517
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2021 (5)	$(4)	$—	$7	$—	$3	$19
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2020 (5)	$(59)	$(2)	$11	$—	$(12)	$(65)
Changes in unrealized gains (losses) included in AOCI for the instruments still held at March 31, 2021 (5)	$(1,175)	$—	$(43)	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at March 31, 2020 (5)	$(1,201)	$(7)	$(312)	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans — FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Three Months Ended March 31, 2021
Balance, beginning of period	$43	$165	$573	$594	$(1,141)	$1,079
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	(2)	13	(251)	673	(10)
Total realized/unrealized gains (losses) included in AOCI	(2)	—	—	(604)	21	—
Purchases (3)	61	—	70	—	—	79
Sales (3)	(1)	(9)	—	—	—	(13)
Issuances (3)	—	—	—	—	—	(1)
Settlements (3)	—	(5)	—	96	(61)	2
Transfers into Level 3 (4)	4	—	—	1	—	—
Transfers out of Level 3 (4)	(3)	—	—	2	—	(3)
Balance, end of period	$102	$149	$656	$(162)	$(508)	$1,133
Three Months Ended March 31, 2020
Balance, beginning of period	$32	$188	$455	$(146)	$(742)	$980
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	2	4	71	(1,422)	(8)
Total realized/unrealized gains (losses) included in AOCI	(1)	—	—	1,200	(4)	—
Purchases (3)	354	—	16	(10)	—	144
Sales (3)	(8)	(5)	—	—	—	(62)
Issuances (3)	—	—	—	—	—	(1)
Settlements (3)	—	(5)	—	(76)	(64)	—
Transfers into Level 3 (4)	5	—	—	—	—	10
Transfers out of Level 3 (4)	(14)	—	—	—	—	(17)
Balance, end of period	$368	$180	$475	$1,039	$(2,232)	$1,046
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2021 (5)	$—	$(5)	$14	$(162)	$671	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2020 (5)	$—	$—	$—	$40	$(1,422)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at March 31, 2021 (5)	$(2)	$—	$—	$(538)	$21	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at March 31, 2020 (5)	$(1)	$—	$—	$1,122	$(4)	$—
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

	March 31, 2021	December 31, 2020
	(In millions)
Unpaid principal balance	$151	$172
Difference between estimated fair value and unpaid principal balance	(2)	(7)
Carrying value at estimated fair value	$149	$165
Loans in nonaccrual status	$38	$45
Loans more than 90 days past due	$23	$27
Loans in nonaccrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(8)	$(13)

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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2021 (1)
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$82,866	$—	$—	$86,894	$86,894
Policy loans	$9,334	$—	$—	$11,058	$11,058
Other invested assets	$1,167	$—	$814	$353	$1,167
Premiums, reinsurance and other receivables	$2,948	$—	$1,145	$1,979	$3,124
Other assets	$693	$—	$510	$185	$695
Liabilities
Policyholder account balances	$127,897	$—	$—	$132,533	$132,533
Long-term debt	$14,409	$—	$17,078	$—	$17,078
Collateral financing arrangement	$833	$—	$—	$699	$699
Junior subordinated debt securities	$3,153	$—	$4,478	$—	$4,478
Other liabilities	$3,049	$—	$1,478	$2,192	$3,670
Separate account liabilities	$112,606	$—	$112,606	$—	$112,606

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
_________________
(1)Excludes amounts for financial instruments reclassified to assets held-for-sale or liabilities held-for-sale. See Note 3 for information on the disposition of MetLife P&C.
9. Long Term Debt
Credit Facility
In February 2021, MetLife, Inc. and MetLife Funding, Inc. amended and restated their five-year $3.0 billion unsecured credit agreement (as amended and restated, the “2021 Five-Year Credit Agreement”). The facility may be used for general corporate purposes (including in the case of loans, to back up commercial paper and, in the case of letters of credit, to support variable annuity policy and reinsurance reserve requirements). All borrowings under the 2021 Five-Year Credit Agreement must be repaid by February 26, 2026, except that letters of credit outstanding on that date may remain outstanding until no later than February 26, 2027. MetLife, Inc. incurred costs of $6 million related to the 2021 Five-Year Credit Agreement, which were capitalized and included in other assets. These costs are being amortized over the remaining term of the 2021 Five-Year Credit Agreement.
10. Equity
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows at both March 31, 2021 and December 31, 2020:

Series	Shares Authorized	Shares Issued and Outstanding
Floating Rate Non-Cumulative Preferred Stock, Series A	27,600,000	24,000,000
5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C	1,500,000	500,000
5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D	500,000	500,000
5.625% Non-Cumulative Preferred Stock, Series E	32,200	32,200
4.75% Non-Cumulative Preferred Stock, Series F	40,000	40,000
3.85% Fixed Rate Reset Non-Cumulative Preferred Stock, Series G	1,000,000	1,000,000
Series A Junior Participating Preferred Stock	10,000,000	—
Not designated	159,327,800	—
Total	200,000,000	26,072,200

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Equity (continued)

The per share and aggregate dividends declared for MetLife, Inc.’s preferred stock were as follows:

	For the Three Months Ended March 31,
	2021		2020
Series	Per Share	Aggregate	Per Share	Aggregate
	(In million, except per share data)
A	$0.250	$6	$0.253	$6
C	$9.479	5	$—	—
D	$29.375	15	$29.375	15
E	$351.563	11	$351.563	11
F	$296.875	12	$—	—
G	$19.785	19	$—	—
Total		$68		$32
Common Stock
MetLife, Inc. announced that its Board of Directors authorized common stock repurchases as follows:

		Authorization Remaining at
Announcement Date	Authorization Amount	March 31, 2021
	(In millions)
December 11, 2020	$3,000	$1,835
July 31, 2019	$2,000	$—
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
For the three months ended March 31, 2021 and 2020, MetLife, Inc. repurchased 18,568,138 shares and 10,664,608 shares of its common stock, respectively, through open market purchases for $999 million and $500 million, respectively.
Stock-Based Compensation Plans
Performance Shares and Performance Units
Final Performance Shares are paid in shares of MetLife, Inc. common stock. Final Performance Units are payable in cash equal to the closing price of MetLife, Inc. common stock on a date following the last day of the three-year performance period. The performance factor for the January 1, 2018 – December 31, 2020 performance period was 110.8%, which was determined within a possible range from 0% to 175%. This factor has been applied to the 1,266,651 Performance Shares and 170,214 Performance Units associated with that performance period that vested on December 31, 2020. As a result, in the first quarter of 2021, MetLife, Inc. issued 1,403,449 shares of its common stock (less withholding for taxes and other items, as applicable), excluding shares that payees choose to defer, and MetLife, Inc. or its affiliates paid the cash value of 188,597 Performance Units (less withholding for taxes and other items, as applicable).

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Equity (continued)
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to MetLife, Inc. was as follows:

	Three Months Ended March 31, 2021
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$22,217	$1,513	$(3,795)	$(1,863)	$18,072
OCI before reclassifications	(7,978)	(1,442)	(753)	3	(10,170)
Deferred income tax benefit (expense)	1,946	310	(34)	—	2,222
AOCI before reclassifications, net of income tax	16,185	381	(4,582)	(1,860)	10,124
Amounts reclassified from AOCI	30	174	—	14	218
Deferred income tax benefit (expense)	(7)	(37)	—	(2)	(46)
Amounts reclassified from AOCI, net of income tax	23	137	—	12	172
Sale of subsidiary, net of income tax (2)	(14)	—	115	—	101
Balance, end of period	$16,194	$518	$(4,467)	$(1,848)	$10,397

	Three Months Ended March 31, 2020
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$18,283	$1,698	$(4,927)	$(2,002)	$13,052
OCI before reclassifications	(3,619)	3,687	(674)	—	(606)
Deferred income tax benefit (expense)	927	(810)	(26)	—	91
AOCI before reclassifications, net of income tax	15,591	4,575	(5,627)	(2,002)	12,537
Amounts reclassified from AOCI	(187)	438	—	21	272
Deferred income tax benefit (expense)	48	(96)	—	(4)	(52)
Amounts reclassified from AOCI, net of income tax	(139)	342	—	17	220
Balance, end of period	$15,452	$4,917	$(5,627)	$(1,985)	$12,757
__________________
(1)See Note 6 for information on offsets to investments related to policyholder liabilities, DAC, VOBA and DSI.
(2)See Note 3 for further information on the sale of MetLife Russia.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

	Three Months Ended March 31,
	2021	2020
AOCI Components	Amounts Reclassified from AOCI		Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(49)	$204	Net investment gains (losses)
Net unrealized investment gains (losses)	(5)	(11)	Net investment income
Net unrealized investment gains (losses)	24	(6)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(30)	187
Income tax (expense) benefit	7	(48)
Net unrealized investment gains (losses), net of income tax	(23)	139
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	12	6	Net investment income
Interest rate derivatives	29	6	Net investment gains (losses)
Interest rate derivatives	1	1	Other expenses
Foreign currency exchange rate derivatives	3	—	Net investment income
Foreign currency exchange rate derivatives	(219)	(451)	Net investment gains (losses)
Gains (losses) on cash flow hedges, before income tax	(174)	(438)
Income tax (expense) benefit	37	96
Gains (losses) on cash flow hedges, net of income tax	(137)	(342)
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(18)	(26)
Amortization of prior service (costs) credit	4	5
Amortization of defined benefit plan items, before income tax	(14)	(21)
Income tax (expense) benefit	2	4
Amortization of defined benefit plan items, net of income tax	(12)	(17)
Total reclassifications, net of income tax	$(172)	$(220)
__________________
(1)These AOCI components are included in the computation of net periodic benefit costs. See Note 12.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Vision fee for service arrangements (1)	$140	$—
Prepaid legal plans	109	101
Fee-based investment management	85	79
Recordkeeping and administrative services (2)	53	49
Administrative services-only contracts	61	56
Other revenue from service contracts from customers	67	60
Total revenues from service contracts from customers	515	345
Other	116	94
Total other revenues	$631	$439
__________________
(1)For information regarding the Company’s acquisition of Versant Health Inc., see Note 3 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report.
(2)Related to products and businesses no longer actively marketed by the Company.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Employee-related costs (1)	$974	$869
Third party staffing costs	312	348
General and administrative expenses	108	190
Pension, postretirement and postemployment benefit costs	25	39
Premium taxes, other taxes, and licenses & fees	167	193
Commissions and other variable expenses	1,530	1,408
Capitalization of DAC	(775)	(774)
Amortization of DAC and VOBA	590	788
Amortization of negative VOBA	(9)	(10)
Interest expense on debt	228	222
Total other expenses	$3,150	$3,273
__________________
(1)Includes ($16) million and $40 million for the three months ended March 31, 2021 and 2020, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.

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
The components of net periodic benefit costs, reported in other expenses, were as follows:

	Three Months Ended March 31,
	2021		2020
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$63	$1	$62	$1
Interest costs	78	8	89	10
Expected return on plan assets	(132)	(14)	(132)	(15)
Amortization of net actuarial (gains) losses	38	(20)	45	(19)
Amortization of prior service costs (credit)	(4)	—	(4)	(1)
Net periodic benefit costs (credit)	$43	$(25)	$60	$(24)
13. Income Tax
For the three months ended March 31, 2021, the effective tax rate on income (loss) before provision for income tax was (25%) which reflects an income tax benefit despite having income before provision for income tax. The Company’s effective tax rate for the three months ended March 31, 2021 differed from the U.S. statutory rate primarily due to tax benefits from foreign earnings taxed at different rates than the U.S. statutory rate (versus a tax charge in the prior period), tax credits, non-taxable investment income, and the corporate tax deduction for stock compensation.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
14. Earnings Per Common Share
The following table presents the weighted average shares, basic earnings per common share and diluted earnings per common share:

	Three Months Ended March 31,
	2021	2020
	(In millions, except per share data)
Weighted Average Shares:
Weighted average common stock outstanding - basic	885.4	914.1
Incremental common shares from assumed exercise or issuance of stock-based awards	6.7	5.9
Weighted average common stock outstanding - diluted	892.1	920.0
Net Income (Loss):
Net income (loss)	$363	$4,401
Less: Net income (loss) attributable to noncontrolling interests	5	3
Less: Preferred stock dividends	68	32
Net income (loss) available to MetLife, Inc.’s common shareholders	$290	$4,366
Basic	$0.33	$4.78
Diluted	$0.33	$4.75
15. Contingencies, Commitments and Guarantees
Contingencies
Litigation
The Company is a defendant in a large number of litigation matters. Putative or certified class action litigation and other litigation and claims and assessments against the Company, in addition to those discussed below and those otherwise provided for in the Company’s interim condensed consolidated financial statements, have arisen in the course of the Company’s business, including, but not limited to, in connection with its activities as an insurer, mortgage lending bank, employer, investor, investment advisor, broker-dealer, and taxpayer.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
15. Contingencies, Commitments and Guarantees (continued)
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. In certain circumstances where liabilities have been established there may be coverage under one or more corporate insurance policies, pursuant to which there may be an insurance recovery. Insurance recoveries are recognized as gains when any contingencies relating to the insurance claim have been resolved, which is the earlier of when the gains are realized or realizable. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at March 31, 2021. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of March 31, 2021, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $175 million.
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
As reported in the 2020 Annual Report, MLIC received approximately 2,496 asbestos-related claims in 2020. For the three months ended March 31, 2021 and 2020, MLIC received approximately 678 and 596 new asbestos-related claims, respectively. See Note 21 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report for historical information concerning asbestos claims and MLIC’s update in its recorded liability at December 31, 2020. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through March 31, 2021.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
15. Contingencies, Commitments and Guarantees (continued)
City of Westland Police and Fire Retirement System v. MetLife, Inc., et. al. (S.D.N.Y., filed January 12, 2012)
Plaintiff filed this class action on behalf of a class of persons who either purchased MetLife, Inc. common shares between February 9, 2011, and October 6, 2011, or purchased or acquired MetLife, Inc. common stock in the Company’s August 3, 2010 offering or the Company’s March 4, 2011 offering. Plaintiff alleges that MetLife, Inc. and several current and former directors and executive officers of MetLife, Inc. violated the Securities Act of 1933, as well as the Exchange Act and Rule 10b-5 promulgated thereunder by issuing, or causing MetLife, Inc. to issue, materially false and misleading statements concerning MetLife, Inc.’s potential liability for millions of dollars in insurance benefits that should have purportedly been paid to beneficiaries or escheated to the states. The parties reached an agreement on a class settlement of the case, and on June 17, 2020, plaintiff filed with the district court a motion to approve notice of the proposed settlement to the classes. The Company has accrued the full amount of the settlement payment. On November 24, 2020, the district court approved notice of the proposed settlement to the classes, and on April 14, 2021, the court approved a nationwide class settlement of the case.
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
Total Asset Recovery Services, LLC. v. MetLife, Inc., et al. (Supreme Court of the State of New York, County of New York, filed December 27, 2017)
Total Asset Recovery Services (the “Relator”) brought an action under the qui tam provision of the New York False Claims Act (the “Act”) on behalf of itself and the State of New York. The Relator originally filed this action under seal in 2010, and the complaint was unsealed on December 19, 2017. The Relator alleges that MetLife, Inc., MLIC, and several other insurance companies violated the Act by filing false unclaimed property reports with the State of New York from 1986 to 2017, to avoid having to escheat the proceeds of more than 25,000 life insurance policies, including policies for which the defendants escheated funds as part of their demutualizations in the late 1990s. The Relator seeks treble damages and other relief. On April 3, 2019, the court granted MetLife, Inc.’s and MLIC’s motion to dismiss and dismissed the complaint in its entirety. The Relator filed an appeal with the Appellate Division of the New York State Supreme Court, First Department. On December 10, 2020, the Appellate Division reversed the court’s order granting MetLife, Inc. and Metropolitan Life Insurance Company’s motion to dismiss, remanded the case to the trial court, and permitted the Relator’s counsel to file an amended complaint. On March 5, 2021, the Relator filed an amended complaint. The Company intends to defend the action vigorously.
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
Derivative Actions and Demands
Shareholders, seeking to sue derivatively on behalf of MetLife, Inc., commenced three separate actions against certain current and former members of the MetLife, Inc. Board of Directors and/or certain current and former officers of MetLife, Inc., alleging that, among other things, they breached their fiduciary and other duties to the Company. In Kates v. Kandarian, et al. (E.D.N.Y., filed January 18, 2019, transferred to D. Del. July 8, 2019) and Felt, et al. v. Grise, et al. (D. Del., filed April 29, 2019), plaintiffs allege that the defendants disseminated or approved public statements that failed to disclose that MetLife’s practices and procedures for estimating reserves for certain group annuity benefits were inadequate and that MetLife had inadequate internal control over financial reporting. In Lifschitz v. Kandarian, et al. (Del. Ch., filed June 19, 2019), plaintiff alleges that the MetLife, Inc. Board of Directors knew or should have known that MetLife’s practices and procedures for estimating reserves for certain group annuity benefits were inadequate. Felt and Lifschitz have been consolidated in the Court of Chancery in Delaware under the caption In re: MetLife, Inc. Derivative Litigation. In all of these actions, plaintiffs allege that because of the defendants’ breaches of duty, MetLife, Inc. has incurred damage to its reputation and has suffered other unspecified damages. On August 17, 2020, the court dismissed the complaint in In re: MetLife, Inc. Derivative Litigation, and on September 8, 2020, the court dismissed the complaint in Kates. Plaintiffs in In re: MetLife, Inc. Derivative Litigation have filed an appeal with the Supreme Court of the State of Delaware, and on October 8, 2020, plaintiffs in Kates filed a third amended complaint with the district court. On March 22, 2021, the Delaware Supreme Court affirmed the dismissal of In re: MetLife, Inc. Derivative Litigation, and on April 13, 2021, the court in Kates closed the case after the parties filed a stipulation of voluntary dismissal of the action with prejudice.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $3.0 billion and $3.3 billion at March 31, 2021 and December 31, 2020, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $8.3 billion and $8.5 billion at March 31, 2021 and December 31, 2020, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
15. Contingencies, Commitments and Guarantees (continued)
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $329 million, with a cumulative maximum of $592 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $20 million at both March 31, 2021 and December 31, 2020 for indemnities, guarantees and commitments.
16. Subsequent Events
Disposition
See Note 3 for information on the disposition of MetLife P&C.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information
For purposes of this discussion, “MetLife,” the “Company,” “we,” “our” and “us” refer to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates. This discussion should be read in conjunction with MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”), the cautionary language regarding forward-looking statements included below, the “Risk Factors” set forth in Part II, Item 1A, and the additional risk factors referred to therein, “Quantitative and Qualitative Disclosures About Market Risk” and the Company’s interim condensed consolidated financial statements included elsewhere herein.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Note Regarding Forward-Looking Statements” for cautionary language regarding forward-looking statements.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes references to our performance measures, adjusted earnings and adjusted earnings available to common shareholders, that are not based on accounting principles generally accepted in the United States of America (“GAAP”). See “— Non-GAAP and Other Financial Disclosures” for definitions and a discussion of these and other financial measures, and “— Results of Operations” and “— Investments” for reconciliations of historical non-GAAP financial measures to the most directly comparable GAAP measures.
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
COVID-19 Pandemic
We continue to closely monitor developments relating to the novel coronavirus COVID-19 pandemic (the “COVID-19 Pandemic”) and assess its impact on our business. The COVID-19 Pandemic continues to impact the global economy and financial markets and has caused volatility in the global equity, credit and real estate markets. See “— Industry Trends — Financial and Economic Environment.” We have implemented risk management and business continuity plans and taken preventive measures and other precautions, such as employee business travel restrictions and remote work arrangements which, to date, have enabled us to maintain our critical business processes, customer service levels, relationships with key vendors, financial reporting systems, internal controls over financial reporting and disclosure controls and procedures.
We continue to grant certain accommodations to our customers, borrowers and lessees, including (i) relaxing claim documentation requirements for disability claims, (ii) payment deferrals and other loan modifications on certain commercial, agricultural and residential mortgage loans, and (iii) certain operating and direct financing lease concessions. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for further information regarding COVID-19 Pandemic-related mortgage loan and lease concessions. See also “— Results of Operations — Segment Results and Corporate & Other” for further information regarding the effect of the COVID-19 Pandemic on our businesses.
Current Period Highlights
During the three months ended March 31, 2021, adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased compared to the prior period driven by growth in our U.S. segment, which included the acquisition of Versant Health Inc. (“Versant Health”), largely offset by the disposition of Metropolitan Property and Casualty Insurance Company and certain of its wholly-owned subsidiaries (collectively, “MetLife P&C”). Strong returns in our private equity portfolio resulted in improved investment yields, positive net flows drove an increase in our investment portfolio and interest credited expenses were lower. However, changes in long-term interest rates drove an unfavorable change in net derivative gains (losses). Underwriting experience was unfavorable and reflected impacts from the COVID-19 Pandemic.

The following represents segment level results and percentage contributions to total segment level adjusted earnings available to common shareholders for the three months ended March 31, 2021:
__________________
(1)Excludes Corporate & Other adjusted loss available to common shareholders of $171 million.
(2)Consistent with GAAP guidance for segment reporting, adjusted earnings is our GAAP measure of segment performance. For additional information, see Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.
Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020

Consolidated Results - Highlights
Net income (loss) available to MetLife, Inc.’s common shareholders down $4.1 billion:

• Unfavorable change in net derivative gains (losses) of $6.4 billion ($5.1 billion, net of income tax)(2)

• Favorable change in net investment gains (losses) of $422 million ($333 million, net of income tax)

• Adjusted earnings available to common shareholders up $516 million

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
Consolidated Results - Adjusted Earnings Highlights
Adjusted earnings available to common shareholders up $516 million primarily due to (i) higher investment yields, (ii) an increase in net investment income due to a larger asset base and (iii) lower interest credited expenses, partially offset by (i) unfavorable underwriting, which includes impacts from the COVID-19 Pandemic, and (ii) the disposition of MetLife P&C, which decreased adjusted earnings by $109 million.

For a more in-depth discussion of our consolidated results, see “— Results of Operations — Consolidated Results,” “— Results of Operations — Consolidated Results — Adjusted Earnings” and “— Results of Operations — Segment Results and Corporate & Other.”
Industry Trends
We continue to be impacted by the changing global financial and economic environment that has been affecting the industry.
Financial and Economic Environment
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally due to our market presence in numerous countries, large investment portfolio and the sensitivity of our insurance liabilities and derivatives to changing market factors.
We are closely monitoring political and economic conditions that might contribute to global market volatility and impact our business operations, investment portfolio and derivatives, such as the COVID-19 Pandemic. See “— Investments — Current Environment.”
We are also monitoring the imposition of tariffs or other barriers to international trade, changes to international trade agreements, and their potential impacts on our business, results of operations and financial condition, including the impact of the trade agreement reached by the United Kingdom (“U.K.”) and the European Union (“EU”) in December 2020. See “Business — Regulation — Cross-Border Trade and Investments” included in the 2020 Annual Report.
Governments and central banks around the world are responding to the COVID-19 Pandemic with unprecedented fiscal and monetary policies, which are expected to have significant and ongoing effects on financial markets and the global economy. In the United States, the Board of Governors of the Federal Reserve System continues to expand its balance sheet and board members’ forecasts suggest the policy rate is likely to remain near zero through 2023. Separately, another COVID-related stimulus package has been passed. The European Central Bank continues to conduct its pandemic asset purchase program and has signaled its intention to continue the program through at least March 31, 2022, while the Bank of England has maintained low interest rates and continued its expanded quantitative easing program which it has indicated will continue through year-end 2021. Additionally, a number of European countries, including the U.K., have implemented large fiscal stimulus programs, as well as the provision of guarantees and loans for private sector companies. The EU also approved a regional stimulus package comprised of grants and low interest financing to member states, which is expected to become operational during 2021.
In Japan, the Bank of Japan has continued its monetary easing program but, in order to further enhance its effectiveness and sustainability, the Bank of Japan (i) has announced that it will introduce a program to promote lending which will enable the Bank of Japan to mitigate potential negative side effects of further reductions in short and long term interest rates; (ii) has clarified the target range of yield curve fluctuations for the 10-year Japanese government bond, including an upper limit when necessary, and (iii) will extend the upper limits on purchases of exchange-traded funds and Japan real estate investment trusts.
Impact of a Sustained Low Interest Rate Environment
Market interest rates are a key driver of our results. For discussion on the potential impact of low interest rates, as well as our mitigating actions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment” and “Risk Factors — Economic Environment and Capital Markets Risks” included in the 2020 Annual Report.
Competitive Pressures
See “Business — Competition” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Competitive Pressures” in the 2020 Annual Report for information on our competitive position.

Regulatory Developments
The following discussion on regulatory developments should be read in conjunction with “Business — Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments” included in the 2020 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments.”
NYDFS Guidance on Diversity and Corporate Governance
On March 16, 2021, the New York State Department of Financial Services (“NYDFS”) stated it expects the insurers it regulates to make diversity of their leadership a business priority and a key element of their corporate governance. The NYDFS intends to start collecting data regarding the diversity of corporate boards and management in 2021, and it will include diversity-related questions in its examination process starting in 2022.
Employee Retirement Income Security Act of 1974, Fiduciary Considerations, and Other Pension and Retirement Regulation
In 2020, the Chilean Congress approved two bills, each of which allowed individuals to withdraw up to 10% of pension accounts or the account balance if it is below a certain amount. ProVida S.A. and other companies in the industry continue to process such payments. The Chilean Congress approved a third bill allowing for additional withdrawals of pension funds which could deplete approximately one third of pension accounts. The bill also requires insurance companies to advance payments of up to 10% of the reserves allocated to a customer’s annuity. Chile also continues to consider other pension reforms.
Securities, Broker-Dealer and Investment Adviser Regulation
In April 2021, the Appellate Division of the New York State Supreme Court overturned NYDFS Regulation 187 -- Suitability and Best Interests in Life Insurance and Annuity Transactions for being unconstitutionally vague. The NYDFS has 30 days to appeal.
Environmental Laws and Regulations
On March 25, 2021, the NYDFS issued for public comment proposed guidance for New York domestic insurers, which states that insurers are expected to take a proportionate approach to managing climate risks that reflects their exposure to climate risks.
The U.S. Securities and Exchange Commission (the “SEC”) announced that it is continuing its focus on climate, and environmental, social and governance risks and opportunities, which includes a request for public input on climate disclosures.
London Interbank Offered Rate
The Financial Conduct Authority, the U.K. regulator of London Interbank Offered Rates (“LIBOR”), previously indicated that it intends to stop persuading or compelling panel banks to submit quotes used to determine LIBOR after 2021. On March 5, 2021, the Intercontinental Exchange Benchmark Administration, the administrator of LIBOR, announced that it will cease the publication of one week and two-month U.S. Dollar LIBOR and all non-USD (GBP, EUR, CHF and JPY) LIBOR settings at the end of December 2021, but will extend the publication of the remaining U.S. Dollar LIBOR settings (overnight and one, three, six and 12 month U.S. Dollar LIBOR) until the end of June 2023. U.S. bank regulators have advised banks to cease writing, subject to certain limited exceptions, new U.S. Dollar LIBOR contracts by the end of 2021.
We use LIBOR and other interbank offered rates as interest reference rates in many of our financial instruments. Existing contract fallback provisions, and whether, how, and when we and others develop and adopt alternative reference rates, will influence the effect of any changes to or discontinuation of LIBOR on us. We actively participate in the New York Federal Reserve Bank convened Alternative Reference Rate Committee (“ARRC”) and other industry association efforts on the transition to alternative reference rates. In April 2021, the State of New York enacted legislation to address the transition from LIBOR for certain New York law governed agreements, which is generally consistent with the ARRC’s recommendations to facilitate the transition. We continue to assess current and alternative reference rates’ merits, limitations, risks and suitability for our investment and insurance processes.

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
(ii)capitalization and amortization of deferred policy acquisition costs (“DAC”) and the establishment and amortization of value of business acquired (“VOBA”);
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
The Company’s critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report.
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
Acquisitions and Dispositions
Acquisitions
Acquisition of Versant Health
For information regarding the Company’s acquisition of Versant Health, see Note 3 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report.
Dispositions
Disposition of MetLife P&C
For information regarding the Company's disposition of MetLife P&C, reported as held-for-sale, see Notes 1 and 3 of the Notes to the Interim Condensed Consolidated Financial Statements.

Disposition of MetLife Russia
For information regarding the Company's disposition of its wholly-owned Russian subsidiary, the Joint-stock Company MetLife Insurance Company (“MetLife Russia”), see Note 3 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report.
Disposition of MetLife Seguros de Retiro
For information regarding the Company's sale of one of its wholly-owned Argentinian subsidiaries, MetLife Seguros de Retiro S.A (“MetLife Seguros de Retiro”), see Note 3 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report.

Results of Operations
Consolidated Results

	Three Months Ended March 31,
	2021	2020
	(In millions)
Revenues
Premiums	$10,327	$9,466
Universal life and investment-type product policy fees	1,391	1,431
Net investment income	5,314	3,061
Other revenues	631	439
Net investment gains (losses)	134	(288)
Net derivative gains (losses)	(2,235)	4,201
Total revenues	15,562	18,310
Expenses
Policyholder benefits and claims and policyholder dividends	10,770	9,314
Interest credited to policyholder account balances	1,351	80
Capitalization of DAC	(775)	(774)
Amortization of DAC and VOBA	590	788
Amortization of negative VOBA	(9)	(10)
Interest expense on debt	228	222
Other expenses	3,116	3,047
Total expenses	15,271	12,667
Income (loss) before provision for income tax	291	5,643
Provision for income tax expense (benefit)	(72)	1,242
Net income (loss)	363	4,401
Less: Net income (loss) attributable to noncontrolling interests	5	3
Net income (loss) attributable to MetLife, Inc.	358	4,398
Less: Preferred stock dividends	68	32
Net income (loss) available to MetLife, Inc.’s common shareholders	$290	$4,366
Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020
During the three months ended March 31, 2021, net income (loss) decreased $4.0 billion from the prior period, primarily driven by an unfavorable change in net derivative gains (losses), net of investment hedge adjustments, partially offset by a lower effective tax rate.
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
We continuously review and refine our strategy and ongoing refinement of the strategy may be required to take advantage of the National Association of Insurance Commissioners (“NAIC”) rules related to a statutory accounting election for derivatives that mitigate interest rate sensitivity related to variable annuity guarantees. As a part of our current hedge strategy, we maintain portfolio level derivatives in our macro hedge program. These macro hedge program derivatives, which are included in the non-VA program derivatives section of the table below, mitigate the potential loss of our overall statutory capital from significant adverse economic conditions.
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

	Three Months Ended March 31,
	2021	2020
	(In millions)
Non-VA program derivatives:
Interest rate	$(1,685)	$4,218
Foreign currency exchange rate	(147)	25
Credit	31	(224)
Equity	(486)	515
Non-VA embedded derivatives	56	125
Total non-VA program derivatives	(2,231)	4,659
VA program derivatives:
Market risks in embedded derivatives	660	(1,487)
Nonperformance risk adjustment on embedded derivatives	(43)	185
Other risks in embedded derivatives	—	(245)
Total embedded derivatives	617	(1,547)
Freestanding derivatives hedging embedded derivatives	(621)	1,089
Total VA program derivatives	(4)	(458)
Net derivative gains (losses)	$(2,235)	$4,201

The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $6.9 billion ($5.4 billion, net of income tax). This was primarily due to long-term rates increasing significantly in the current period versus decreasing significantly in the prior period. This unfavorably impacted the estimated fair value of receive fixed interest rate swaps and receiver options that are part of our macro hedge program. Key equity indexes also increased in the current period versus decreased in the prior period. This unfavorably impacted the estimated fair value of equity options and total rate of return swaps that are part of our macro hedge program. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the items being hedged.
The favorable change in net derivative gains (losses) on VA program derivatives was $454 million ($359 million, net of income tax). This was due to: (i) a favorable change of $437 million ($345 million, net of income tax) in market risks in embedded derivatives, partially offset by freestanding derivatives that hedge market risks in embedded derivatives, (ii) a favorable change of $245 million, ($194 million, net of income tax) in other risks in embedded derivatives (primarily policyholder behavior and other non-market risks that generally cannot be hedged), partially offset by an unfavorable change of $228 million ($180 million, net of income tax) in the nonperformance risk adjustment included in the valuation of embedded derivatives.
The aforementioned $437 million ($345 million, net of income tax) favorable change reflects a $2,147 million ($1,696 million, net of income tax) favorable change in market risks in embedded derivatives, partially offset by a $1,710 million ($1,351 million, net of income tax) unfavorable change in freestanding derivatives that hedge market risks in embedded derivatives.
The primary changes in market factors affecting the valuation of VA program derivatives are summarized as follows:
•Key equity index levels increased in the current period versus decreased in the prior period, contributing to a favorable change in our embedded derivatives and an unfavorable change in our freestanding derivatives. For example, the S&P Global Ratings (“S&P”) 500 Index increased 6% in the current period and decreased 20% in the prior period.
•Long-term interest rates increased significantly in the current period and decreased significantly in the prior period, contributing to a favorable change in our embedded derivatives and an unfavorable change in our freestanding derivatives. For example, the 30-year U.S. swap rate increased 80 basis points in the current period and decreased 121 basis points in the prior period.
The aforementioned $245 million ($194 million, net of income tax) favorable change in other risks in embedded derivatives reflects actuarial assumption updates and a combination of other factors, such as fees deducted from accounts, changes in the benefit base, premiums, lapses, withdrawals and deaths, and changes to cross-effect, basis mismatch, risk margin and fund allocation.
The aforementioned $228 million ($180 million, net of income tax) unfavorable change in the nonperformance risk adjustment included in the valuation of embedded derivatives resulted from an unfavorable change of $159 million, before income tax, related to model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees. Also included is an unfavorable change of $69 million, before income tax, related to changes in our own credit spread.
When equity index levels decrease in isolation, the variable annuity guarantees become more valuable to policyholders, which results in an increase in the undiscounted embedded derivative liability. Discounting this unfavorable change by the risk adjusted rate results in a smaller loss than by discounting at the risk-free rate, thus creating a gain from including an adjustment for nonperformance risk.
When the risk-free interest rate decreases in isolation, discounting the embedded derivative liability produces a higher valuation of the liability than if the risk-free interest rate had remained constant. Discounting this unfavorable change by the risk adjusted rate results in a smaller loss than by discounting at the risk-free interest rate, thus creating a gain from including an adjustment for nonperformance risk.
When our own credit spread increases in isolation, discounting the embedded derivative liability produces a lower valuation of the liability than if our own credit spread had remained constant. As a result, a gain is created from including an adjustment for nonperformance risk. For each of these primary market drivers, the opposite effect occurs when the driver moves in the opposite direction.

Net Investment Gains (Losses). The favorable change in net investment gains (losses) of $422 million ($333 million, net of income tax) primarily reflects (i) mark-to-market gains in the current period compared to mark-to-market losses in the prior period on equity securities, which are measured at estimated fair value through net income (loss), (ii) lower provisions for credit loss on fixed maturity securities in the current period, (iii) a release of a mortgage loan credit loss allowance in the current period, as well as (iv) current period gains on sales of real estate investments. These favorable changes were partially offset by prior period gains on sales of fixed maturity securities and lower foreign currency transaction gains in the current period.
Divested Businesses. Income (loss) before provision for income tax related to divested businesses, excluding net investment gains (losses) and net derivative gains (losses), increased $83 million ($67 million, net of income tax) to $88 million ($73 million, net of income tax) in the current period from $5 million ($6 million, net of income tax) in the prior period. Included in this increase was an increase in total revenues of $856 million, before income tax, and an increase in total expenses of $773 million, before income tax. Divested businesses primarily include activity related to the disposition of MetLife P&C.
Taxes. For the three months ended March 31, 2021, our effective tax rate on income (loss) before provision for income tax was (25%) which reflects an income tax benefit despite having income before provision for income tax. Our effective tax rate for the three months ended March 31, 2021 differed from the U.S. statutory rate of 21% primarily due to tax benefits from foreign earnings taxed at different rates than the U.S. statutory rate (versus a tax charge in the prior period), tax credits, non-taxable investment income and the corporate tax deduction for stock compensation. For the three months ended March 31, 2020, our effective tax rate on income (loss) before provision for income tax was 22%. Our effective tax rate for the three months ended March 31, 2020 differed from the U.S. statutory rate of 21% primarily due to tax charges from foreign earnings taxed at different rates than the U.S. statutory rate, partially offset by tax benefits related to non-taxable investment income, tax credits and the finalization of bankruptcy proceedings for a leveraged lease investment.
Adjusted Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use adjusted earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of adjusted earnings and other financial measures based on adjusted earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings and other financial measures based on adjusted earnings allow analysis of our performance relative to our business plan and facilitate comparisons to industry results. Adjusted earnings should not be viewed as a substitute for net income (loss). Adjusted earnings available to common shareholders and adjusted earnings available to common shareholders on a constant currency basis should not be viewed as substitutes for net income (loss) available to MetLife, Inc.’s common shareholders. Adjusted earnings available to common shareholders increased $516 million, net of income tax, to $2.0 billion, net of income tax, for the three months ended March 31, 2021 from $1.4 billion, net of income tax, for the three months ended March 31, 2020.

Reconciliation of net income (loss) to adjusted earnings available to common shareholders and premiums, fees and other revenues to adjusted premiums, fees and other revenues
Three Months Ended March 31, 2021

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$758	$(150)	$57	$29	$(247)	$(157)	$290
Add: Preferred stock dividends	—	—	—	—	—	68	68
Add: Net income (loss) attributable to noncontrolling interests	—	—	2	1	—	2	5
Net income (loss)	758	(150)	59	30	(247)	(87)	363
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(45)	(126)	8	17	118	162	134
Net derivative gains (losses)	9	(964)	(33)	(6)	(1,096)	(145)	(2,235)
Premiums	865	—	—	—	—	—	865
Universal life and investment-type product policy fees	—	—	—	5	20	—	25
Net investment income	(62)	69	(10)	85	(73)	11	20
Other revenues	11	—	—	—	—	35	46
Expenses:
Policyholder benefits and claims and policyholder dividends	(583)	(23)	70	(60)	(68)	—	(664)
Interest credited to policyholder account balances	—	(106)	(11)	(93)	—	—	(210)
Capitalization of DAC	89	—	—	—	—	—	89
Amortization of DAC and VOBA	(98)	12	—	—	4	—	(82)
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	(1)	(1)
Other expenses	(222)	1	6	(2)	—	(45)	(262)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	10	364	(11)	13	230	(1)	605
Adjusted earnings	$784	$623	$40	$71	$618	(103)	2,033
Less: Preferred stock dividends						68	68
Adjusted earnings available to common shareholders						$(171)	$1,965

Premiums, fees and other revenues	$7,268	$2,161	$875	$683	$1,183	$179	$12,349
Less: adjustments to premiums, fees and other revenues	876	—	—	5	20	35	936
Adjusted premiums, fees and other revenues	$6,392	$2,161	$875	$678	$1,163	$144	$11,413

Three Months Ended March 31, 2020

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate& Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$1,053	$867	$(213)	$212	$2,724	$(277)	$4,366
Add: Preferred stock dividends	—	—	—	—	—	32	32
Add: Net income (loss) attributable to noncontrolling interests	—	—	1	1	—	1	3
Net income (loss)	1,053	867	(212)	213	2,724	(244)	4,401
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(33)	98	(11)	(6)	(112)	(224)	(288)
Net derivative gains (losses)	439	773	(360)	71	3,206	72	4,201
Premiums	—	32	—	—	—	—	32
Universal life and investment-type product policy fees	—	21	(3)	6	22	—	46
Net investment income	(53)	(241)	(53)	(865)	(48)	—	(1,260)
Other revenues	—	—	—	—	—	42	42
Expenses:
Policyholder benefits and claims and policyholder dividends	(12)	(34)	(37)	90	43	(1)	49
Interest credited to policyholder account balances	4	235	40	859	—	—	1,138
Capitalization of DAC	—	3	—	—	—	—	3
Amortization of DAC and VOBA	—	(34)	—	(1)	(14)	—	(49)
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—
Other expenses	—	(14)	—	(2)	—	(50)	(66)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	(72)	(322)	117	(17)	(650)	16	(928)
Adjusted earnings	$780	$350	$95	$78	$277	(99)	1,481
Less: Preferred stock dividends						32	32
Adjusted earnings available to common shareholders						$(131)	$1,449

Adjusted earnings available to common shareholders on a constant currency basis (1)	$780	$367	$93	$80	$277	$(131)	$1,466

Premiums, fees and other revenues	$6,189	$2,133	$918	$703	$1,255	138	11,336
Less: adjustments to premiums, fees and other revenues	—	53	(3)	6	22	42	120
Adjusted premiums, fees and other revenues	$6,189	$2,080	$921	$697	$1,233	$96	$11,216

Adjusted premiums, fees and other revenues on a constant currency basis (1)	$6,189	$2,161	$929	$716	$1,233	$96	$11,324
__________________
(1)Amounts for U.S., MetLife Holdings and Corporate & Other are shown on a reported basis, as constant currency impact is not significant.

Consolidated Results — Adjusted Earnings
Business Overview. Adjusted premiums, fees and other revenues for the three months ended March 31, 2021 increased $197 million, or 2%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $89 million, or 1%, compared to the prior period, primarily due to growth in our U.S. segment, despite a decrease of $921 million attributable to the disposition of MetLife P&C. The increase in our U.S. segment was due to growth in our Group Benefits business, including the acquisition of Versant Health, as well as higher premiums in our Retirement and Income Solutions (“RIS”) business. In our Asia segment, adjusted premiums, fees and other revenues were flat compared to the prior period. Lower annuitizations in Chile due to the COVID-19 Pandemic, partially offset by higher sales and persistency in Mexico, resulted in a decrease in adjusted premiums, fees and other revenues in our Latin America segment. A decrease in adjusted premiums, fees and other revenues in our EMEA segment was due in part to the disposition of MetLife Russia, partially offset by growth in our corporate solutions and accident & health businesses. In our MetLife Holdings segment, we anticipate an average decline in adjusted premiums, fees and other revenues of approximately 5% to 7% per year from expected business run-off.
Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the increase in adjusted earnings were higher investment yields due to strong returns in our private equity portfolio, an increase in net investment income due to a larger asset base and lower interest credited expenses, partially offset by unfavorable underwriting, which reflected impacts from the COVID-19 Pandemic, and the disposition of MetLife P&C. The disposition of MetLife P&C decreased adjusted earnings by $109 million. All amounts discussed below are net of the results of this business.
Foreign Currency. Changes in foreign currency exchange rates had a $17 million positive impact on adjusted earnings for the first quarter of 2021 compared to the prior period. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. We benefited from positive net flows in the majority of our businesses, which increased our invested asset base. Growth in the investment portfolios of all of our segments resulted in higher net investment income. However, consistent with the growth in average invested assets, interest credited expenses on certain insurance-related liabilities increased. In addition, higher premiums, net of corresponding changes in policyholder benefits, from growth in our non-U.S. segments improved adjusted earnings. Lower fee income in our EMEA and MetLife Holdings segments was partially offset by increases in our Asia and U.S. segments. Also, an increase in expenses, net of DAC capitalization, due to business growth was partially offset by the 2021 abatement of the annual health insurer fee under the Patient Protection and Affordable Care Act (“PPACA”). The combined impact of the items affecting our business growth, in addition to lower DAC amortization, resulted in a $53 million increase in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Excluding the impact of changes in foreign currency exchange rates on net investment income in our non-U.S. segments and changes in inflation rates on our inflation-indexed investments, investment yields increased. The increase in investment yields was primarily driven by the favorable impact of equity market returns on our private equity funds and FVO Securities, and higher net investment income on derivatives. These increases in net investment income were partially offset by lower yields on fixed income securities. The net impact of interest rate fluctuations resulted in a decline in our average interest credited rates on deposit-type and long-duration liabilities, which drove a decrease in interest credited expenses. The changes in market factors discussed above resulted in an $833 million increase in adjusted earnings.
Underwriting. Unfavorable underwriting resulted in a $268 million decrease in adjusted earnings and reflected impacts from the COVID-19 Pandemic. Unfavorable mortality, primarily in our U.S. and Latin America segments, was partially offset by net favorable morbidity experience, as well as favorable claims experience in Japan. Favorable morbidity experience in our U.S. and MetLife Holdings segments was partially offset by unfavorable morbidity experience in our EMEA segment.
Expenses. Adjusted earnings increased $36 million compared to the prior period, primarily due to declines in certain corporate-related expenses, lower interest expenses on tax positions due to audit settlements in the current period and lower legal expenses, partially offset by higher employee-related costs.

Taxes. For the three months ended March 31, 2021, our effective tax rate on adjusted earnings was 21%, which is equal to the U.S. statutory rate, and reflects tax benefits from tax credits, non-taxable investment income and the corporate tax deduction for stock compensation, offset by tax charges from foreign earnings taxed at different rates than the U.S. statutory rate. For the three months ended March 31, 2020, our effective tax rate on adjusted earnings was 18%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax benefits from non-taxable investment income, tax credits and the finalization of bankruptcy proceedings for a leveraged lease investment, partially offset by tax charges from foreign earnings taxed at different rates than the U.S. statutory rate.

Segment Results and Corporate & Other
U.S.
Business Overview. Adjusted premiums, fees and other revenues for the three months ended March 31, 2021 increased $203 million, or 3%, compared to the prior period. Growth in our Group Benefits business, including the acquisition of Versant Health, coupled with an increase in premiums in our RIS business was largely offset by a decrease of $921 million attributable to the disposition of MetLife P&C. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for further information regarding this disposition. The increase in our Group Benefits business was primarily driven by growth in both core and voluntary products. Growth in core products was driven by increases in the group life and group disability businesses. Growth from our group life business included increased premiums from our participating businesses, which can fluctuate with claims experience. Growth in voluntary products was due to the acquisition of Versant Health, as well as the impact of new sales and growth in membership in our accident & health and legal plans businesses. The increase in premiums in RIS was mainly driven by increases in the post-retirement, longevity reinsurance and structured settlement businesses. Changes in RIS premiums are mostly offset by a corresponding change in policyholder benefits.
Growth in RIS’s stable value and capital market investments businesses drove an increase in policyholder account balances, resulting in higher fees and interest margins.

	Three Months Ended March 31,
	2021	2020
	(In millions)
Adjusted revenues
Premiums	$5,699	$5,674
Universal life and investment-type product policy fees	297	275
Net investment income	2,010	1,766
Other revenues	396	240
Total adjusted revenues	8,402	7,955
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	6,142	5,435
Interest credited to policyholder account balances	359	458
Capitalization of DAC	(18)	(112)
Amortization of DAC and VOBA	16	119
Interest expense on debt	1	2
Other expenses	911	1,066
Total adjusted expenses	7,411	6,968
Provision for income tax expense (benefit)	207	207
Adjusted earnings	$784	$780

Adjusted premiums, fees and other revenues	$6,392	$6,189

Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020
Unless otherwise stated, all amounts discussed below are net of income tax.
The disposition of MetLife P&C decreased adjusted earnings by $109 million. All amounts discussed below are net of the results of this business.
Business Growth. The impact of positive flows from funding agreement issuances and pension risk transfer transactions resulted in higher average invested assets, improving net investment income. However, consistent with the growth in average invested assets, interest credited expenses on long-duration and deposit-type liabilities increased. Higher volume-related, premium tax and direct expenses, driven by business growth, were partially offset by the 2021 abatement of the annual health insurer fee under the PPACA. This net increase in expenses was more than offset by a corresponding increase in adjusted premiums, fees and other revenues. The combined impact of the items affecting our business growth increased adjusted earnings by $48 million.
Market Factors. Market factors, including interest rate levels, variability in equity market returns and foreign currency fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields increased primarily driven by the favorable impact of equity market returns on our private equity funds and higher net investment income on derivatives. These increases were partially offset by lower yields on fixed income securities and mortgage loans. The net impact of interest rate fluctuations resulted in a decrease in our average interest credited rates on deposit-type and long-duration liabilities, which drove a decrease in interest credited expenses. The changes in market factors discussed above resulted in a $268 million increase in adjusted earnings.
Underwriting. Unfavorable mortality in our Group Benefits business resulted in a decrease in adjusted earnings of $302 million. This was primarily driven by increases in both incidence and severity in both COVID-19 and core claims across our life businesses, slightly offset by favorable results in our accidental death & dismemberment business due to lower incidence as a result of the COVID-19 Pandemic. Favorable mortality in our RIS business, including the impact of the COVID-19 Pandemic, resulted in an increase in adjusted earnings of $47 million, driven by our pension risk transfer and structured settlement businesses. Favorable claims experience, coupled with the impact of growth in our Group Benefits business, resulted in a $54 million increase in adjusted earnings. This increase was primarily driven by: (i) favorable dental results, as a result of the COVID-19 Pandemic, which reduced utilization in the current period; (ii) the impact of business growth and favorable claims experience in our accident & health business; and (iii) the impact of the acquisition of Versant Health on our vision business, partially offset by less favorable claims experience in our group disability business.

Asia
Business Overview. Adjusted premiums, fees and other revenues for the three months ended March 31, 2021 increased $81 million, or 4%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, were flat compared to the prior period as growth in foreign currency-denominated life and annuities products in Japan, as well as business growth in other markets, was offset by a decrease in premiums from yen-denominated life products.

	Three Months Ended March 31,
	2021	2020
	(In millions)
Adjusted revenues
Premiums	$1,685	$1,636
Universal life and investment-type product policy fees	458	430
Net investment income	1,264	937
Other revenues	18	14
Total adjusted revenues	3,425	3,017
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	1,297	1,321
Interest credited to policyholder account balances	489	445
Capitalization of DAC	(435)	(421)
Amortization of DAC and VOBA	314	315
Amortization of negative VOBA	(7)	(8)
Other expenses	899	874
Total adjusted expenses	2,557	2,526
Provision for income tax expense (benefit)	245	141
Adjusted earnings	$623	$350

Adjusted earnings on a constant currency basis	$623	$367

Adjusted premiums, fees and other revenues	$2,161	$2,080
Adjusted premiums, fees and other revenues on a constant currency basis	$2,161	$2,161
Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates increased adjusted earnings by $17 million for the first quarter of 2021 compared to the prior period, primarily due to the strengthening of the Australian dollar, Japanese Yen and Korean won against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Asia’s premiums, fees and other revenues remained flat as compared to the prior period as discussed above; however, a decline in policyholder benefits improved adjusted earnings. Positive net flows in Japan and Korea resulted in higher average invested assets, which improved net investment income. The increase in net investment income was more than offset by a corresponding increase in interest credited expenses on certain insurance liabilities. The combined impact of the items affecting our business growth improved adjusted earnings by $8 million.

Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields increased driven by the favorable impact of equity market returns on our private equity funds and increased net investment income on derivatives. These favorable impacts were partially offset by lower yields on fixed income securities supporting products sold in Japan denominated in the Australian and U.S. dollars. In addition, a decrease in interest credited expense improved adjusted earnings. The changes in market factors discussed above increased adjusted earnings by $205 million.
Underwriting and Other Insurance Adjustments. Lower claims and lapses in Japan increased adjusted earnings by $22 million. Refinements to certain insurance liabilities and other liabilities in the prior period resulted in an $8 million increase in adjusted earnings.
Expenses. Adjusted earnings increased by $12 million, primarily driven by lower operating expenses in Japan and lower corporate overhead.
Latin America
Business Overview. Adjusted premiums, fees and other revenues for the three months ended March 31, 2021 decreased $46 million, or 5%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, decreased $54 million, or 6%, compared to the prior period, mainly driven by lower annuitizations in Chile due to the COVID-19 Pandemic, partially offset by higher sales and persistency in Mexico.

	Three Months Ended March 31,
	2021	2020
	(In millions)
Adjusted revenues
Premiums	$595	$640
Universal life and investment-type product policy fees	270	270
Net investment income	299	218
Other revenues	10	11
Total adjusted revenues	1,174	1,139
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	761	610
Interest credited to policyholder account balances	59	70
Capitalization of DAC	(95)	(100)
Amortization of DAC and VOBA	60	74
Interest expense on debt	1	1
Other expenses	335	345
Total adjusted expenses	1,121	1,000
Provision for income tax expense (benefit)	13	44
Adjusted earnings	$40	$95

Adjusted earnings on a constant currency basis	$40	$93

Adjusted premiums, fees and other revenues	$875	$921
Adjusted premiums, fees and other revenues on a constant currency basis	$875	$929

Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $2 million for the first quarter of 2021 compared to the prior period, mainly due to the weakening of foreign currencies against the U.S. dollar, primarily the Mexican peso. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Despite the aforementioned decrease in annuity premiums in Chile driven by the COVID-19 Pandemic, Latin America experienced growth in Mexico. The decrease in premiums in Chile was offset by related changes in policyholder benefits. An increase in average invested assets, primarily in Chile, generated higher net investment income. In addition, DAC amortization and interest credited expenses on certain insurance liabilities decreased. Business growth in Mexico also drove an increase in commissions and other variable expenses, net of DAC capitalization. The combined impact of the items affecting business growth increased adjusted earnings by $14 million.
Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields increased driven by the favorable impact of equity market returns on FVO Securities within our Chilean encaje, and on our private equity funds, partially offset by lower yields on fixed income securities and mortgage loans. The changes in market factors discussed above increased adjusted earnings by $48 million.
Underwriting. Unfavorable underwriting drove a $124 million decrease in adjusted earnings which includes impacts from COVID-19-related life claims, primarily in Mexico.
Expenses and Taxes. Expense discipline across the region drove an increase in adjusted earnings of $7 million. Tax-related adjustments in both periods resulted in a slight net decrease in adjusted earnings.

EMEA
Business Overview. Adjusted premiums, fees and other revenues for the three months ended March 31, 2021 decreased $19 million, or 3%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, decreased $38 million, or 5%, compared to the prior period due in part to the disposition of MetLife Russia, partially offset by growth in our corporate solutions business in the U.K. and Egypt, as well as our accident & health business across the region.

	Three Months Ended March 31,
	2021	2020
	(In millions)
Adjusted revenues
Premiums	$598	$568
Universal life and investment-type product policy fees	67	116
Net investment income	63	69
Other revenues	13	13
Total adjusted revenues	741	766
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	343	310
Interest credited to policyholder account balances	24	27
Capitalization of DAC	(127)	(130)
Amortization of DAC and VOBA	62	130
Amortization of negative VOBA	(2)	(2)
Other expenses	349	332
Total adjusted expenses	649	667
Provision for income tax expense (benefit)	21	21
Adjusted earnings	$71	$78

Adjusted earnings on a constant currency basis	$71	$80

Adjusted premiums, fees and other revenues	$678	$697
Adjusted premiums, fees and other revenues on a constant currency basis	$678	$716
Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates increased adjusted earnings by $2 million for the first quarter of 2021 as compared to the prior period, primarily driven by the weakening of the U.S. dollar against the euro, the British pound, and the Polish zloty, partially offset by the strengthening of the U.S. dollar against the Turkish lira. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. A decrease in our variable life business in the Gulf was largely offset by increases in our corporate solutions business in the U.K. and our accident and health business across the region, which resulted in a slight decrease in adjusted earnings.
Market Factors. Market factors, including interest rate levels and variability in equity market returns continued to impact results. DAC amortization decreased in our variable life business and resulted in an $8 million increase in adjusted earnings.

Underwriting and Other Insurance Adjustments. Unfavorable underwriting experience, including the impacts of the COVID-19 Pandemic, decreased adjusted earnings by $11 million. Unfavorable underwriting experience in our (i) corporate solutions business across the region, (ii) variable life business in the Czech Republic and Lebanon, and (iii) accident & health business in the Gulf was partially offset by favorable underwriting experience in our ordinary life business in Portugal and the Gulf. Refinements to certain insurance-related assets and liabilities in both periods resulted in a $6 million increase in adjusted earnings.
Expenses, Taxes and Other. Lower prior period compensation-related and various other expenses decreased adjusted earnings by $6 million. Taxes decreased adjusted earnings by $3 million, mainly in the U.K. Adjusted earnings decreased by $2 million due to the disposition of MetLife Russia.
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

	Three Months Ended March 31,
	2021	2020
	(In millions)
Adjusted revenues
Premiums	$827	$904
Universal life and investment-type product policy fees	274	294
Net investment income	1,646	1,315
Other revenues	62	35
Total adjusted revenues	2,809	2,548
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	1,523	1,661
Interest credited to policyholder account balances	210	218
Capitalization of DAC	(8)	(5)
Amortization of DAC and VOBA	54	100
Interest expense on debt	1	2
Other expenses	253	228
Total adjusted expenses	2,033	2,204
Provision for income tax expense (benefit)	158	67
Adjusted earnings	$618	$277

Adjusted premiums, fees and other revenues	$1,163	$1,233
Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. Negative net flows in our annuity business resulted in lower asset-based fee income. In addition, premiums declined due to business run-off and the impact of dividend scale reductions. The combined impact of the items affecting our business growth resulted in a $17 million decrease in adjusted earnings.

Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields increased driven by the favorable impact of equity market returns on our private equity funds and higher net investment income on derivatives, partially offset by lower yields on fixed income securities. In our deferred annuity business, higher equity market returns drove higher asset-based fee income, as well as lower DAC amortization, which increased adjusted earnings. The changes in market factors discussed above resulted in a $298 million increase in adjusted earnings.
Underwriting and Other Insurance Adjustments. Favorable underwriting in our long-term care and immediate annuity businesses, partially offset by unfavorable underwriting in our traditional life and universal life businesses resulted in a $41 million increase in adjusted earnings, which reflects the impact of the COVID-19 Pandemic. Dividend scale reductions, as well as run-off in Metropolitan Life Insurance Company’s (“MLIC”) closed block, contributed to lower dividend expense and resulted in a $34 million increase in adjusted earnings.
Expenses. Adjusted earnings decreased by $15 million mainly due to higher corporate-related expenses.
Corporate & Other

	Three Months Ended March 31,
	2021	2020
	(In millions)
Adjusted revenues
Premiums	$58	$12
Universal life and investment-type product policy fees	—	—
Net investment income	12	16
Other revenues	86	84
Total adjusted revenues	156	112
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	40	26
Capitalization of DAC	(3)	(3)
Amortization of DAC and VOBA	2	1
Interest expense on debt	224	217
Other expenses	107	136
Total adjusted expenses	370	377
Provision for income tax expense (benefit)	(111)	(166)
Adjusted earnings	(103)	(99)
Less: Preferred stock dividends	68	32
Adjusted earnings available to common shareholders	$(171)	$(131)

Adjusted premiums, fees and other revenues	$144	$96

The table below presents adjusted earnings available to common shareholders by source:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Business activities	$29	$18
Net investment income	13	17
Interest expense on debt	(234)	(229)
Corporate initiatives and projects	(25)	(31)
Other	3	(40)
Provision for income tax (expense) benefit and other tax-related items	111	166
Preferred stock dividends	(68)	(32)
Adjusted earnings available to common shareholders	$(171)	$(131)
Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020
Unless otherwise stated, all amounts discussed below are net of income tax.
Provision for Income Tax (Expense) Benefit and Other Tax-Related Items. An unfavorable change in Corporate & Other’s taxes was primarily due to the finalization of bankruptcy proceedings for a leveraged lease investment in the prior period. In addition, lower utilization of tax preferenced items, which include tax credits and foreign earnings taxed at different rates than the U.S. statutory rate, was partially offset by higher tax deductions for stock compensation.
Other. Adjusted earnings increased $34 million, primarily as a result of decreases in certain corporate-related expenses, lower interest expenses on tax positions due to audit settlements in the current period and lower legal expenses, partially offset by higher employee-related costs.
Preferred Stock Dividends. Adjusted earnings available to common shareholders decreased $36 million as a result of dividends paid on the 3.85% Fixed Rate Reset Non-Cumulative Preferred Stock, Series G we issued in September 2020, the 4.75% Non-Cumulative Preferred Stock, Series F we issued in January 2020 and a change in the frequency of dividend payments on the 5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C.

Investments
Investment Risks
Our primary investment objective is to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that assets and liabilities are managed on a cash flow and duration basis. The Investments Department, led by the Chief Investment Officer, manages investment risks using a risk control framework comprised of policies, procedures and limits. The Investment Risk Committee and Asset-Liability Steering Committee review and monitor investment risk limits and tolerances. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Investment Risks” included in the 2020 Annual Report for an explanation of investment risks and our risk control framework.
Current Environment
As a global insurance company, we continue to be impacted by the changing global financial and economic environment, the fiscal and monetary policy of governments and central banks around the world and other governmental measures. The COVID-19 Pandemic continues to impact the global economy and financial markets and has caused volatility in the global equity, credit and real estate markets. See “— Industry Trends — Financial and Economic Environment.” Whether or when the global economy will return to the level of output and consumption prior to the COVID-19 Pandemic is uncertain. This uncertainty may persist for some time and may continue to impact pricing levels of risk-bearing investments, as well as our business operations, investment portfolio and derivatives.
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

	Selected Country Fixed Maturity Securities AFS at March 31, 2021
Country	Sovereign (1)	Financial Services	Non-Financial Services	Structured	Total (2)
	(Dollars in millions)
United Kingdom	$305	$6,156	$12,515	$96	$19,072
Chile	1,707	1,035	3,388	3	6,133
Mexico	2,674	855	2,173	37	5,739
Peru	137	85	357	—	579
India	141	2	225	—	368
Turkey	97	4	13	—	114
Argentina (3)	66	1	21	—	88
Total	$5,127	$8,138	$18,692	$136	$32,093
Investment grade %	94.1%	99.1%	93.3%	83.5%	94.9%
__________________
(1)Sovereign includes government and agency.

(2)The par value, amortized cost net of ACL, and estimated fair value of the net written credit default swaps of these selected country fixed maturity securities AFS were $29.2 billion, $28.7 billion and $32.5 billion, respectively, at March 31, 2021. The notional value and estimated fair value of the net written credit default swaps were $384 million and ($16) million, respectively, at March 31, 2021.
(3)The sovereign securities amount for Argentina was net of ACL of $2 million at March 31, 2021.
Selected Sector: As a result of current economic conditions including the effects on the global economy and financial markets from the COVID-19 Pandemic, certain sectors of our investment portfolio have continued to experience stress. Our fixed maturity securities AFS exposure to stressed sectors is summarized below:

	Selected Sectors at March 31, 2021
Sectors	Book Value (1)	Investment Grade %	% of Total Investments
	(Dollars in millions)
Energy	$7,869	85%	1.6%
Airports	3,210	82%	0.6%
Cruise Lines / Leisure	813	98%	0.2%
Airlines	412	68%	0.1%
Restaurants	409	94%	0.1%
Lodging	215	60%	—%
Fixed Maturity Securities AFS Exposure to Stressed Sectors (2)	$12,928		2.6%
Total Investments (3)	$505,389
__________________
(1)Fixed maturity securities AFS at amortized cost, net of ACL.
(2)The estimated fair value of these fixed maturity securities AFS was $14.1 billion at March 31, 2021.
(3)Represents total cash, cash equivalents and invested assets.
We maintain a portfolio of energy sector fixed maturity securities AFS that is diversified across sub-sectors and issuers. This portfolio is primarily invested in higher quality, highly rated investment grade securities and is defensively positioned in sub-sectors which are less impacted by volatility in oil prices. Over the five quarters ended March 31, 2021, we reduced our exposure to such securities by 14%. At March 31, 2021, this securities portfolio was in an unrealized gain position of $810 million.
We manage direct and indirect investment exposure in the selected countries and sectors through fundamental analysis and we continually monitor and adjust our level of investment exposure.
Investment Portfolio Results
The reconciliation of net investment income under GAAP to adjusted net investment income is presented below.

	For the Three Months Ended March 31,
	2021	2020
	(In millions)
Net investment income — GAAP basis	$5,314	$3,061
Investment hedge adjustments	220	138
Unit-linked investment income	(207)	1,140
Other	(33)	(18)
Adjusted net investment income (1)	$5,294	$4,321
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

	For the Three Months Ended March 31,
	2021		2020
Asset Class	Yield % (1)	Amount	Yield % (1)	Amount
	(Dollars in millions)
Fixed maturity securities (2), (3)	3.72%	$2,784	3.82%	$2,739
Mortgage loans (3)	4.11	861	4.37	884
Real estate and real estate joint ventures	3.18	95	2.95	81
Policy loans	5.14	121	5.23	126
Equity securities	4.90	11	5.43	14
Other limited partnership interests	50.30	1,285	16.22	323
Cash and short-term investments	0.87	21	1.73	44
Other invested assets		298		266
Investment income	5.05%	5,476	4.30%	4,477
Investment fees and expenses	(0.13)	(146)	(0.13)	(134)
Net investment income including divested businesses (4)	4.92%	5,330	4.17%	4,343
Less: net investment income from divested businesses (4)		36		22
Adjusted net investment income		$5,294		$4,321
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
(2)Investment income from fixed maturity securities includes amounts from FVO Securities of $36 million and ($78) million for the three months ended March 31, 2021 and 2020, respectively.
(3)Investment income from fixed maturity securities AFS and mortgage loans includes prepayment fees.
(4)See “Financial Measures and Segment Accounting Policies” in Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for discussion of divested businesses.
See “— Results of Operations — Consolidated Results — Adjusted Earnings” for an analysis of the period over period changes in investment portfolio results.

Fixed Maturity Securities AFS and Equity Securities
The following table presents fixed maturity securities AFS and equity securities by type (public or private) and information about perpetual and redeemable securities held at:

	March 31, 2021		December 31, 2020
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities AFS:
Publicly-traded	$264,400	79.4%	$284,083	80.1%
Privately-placed	68,541	20.6	70,726	19.9
Total fixed maturity securities AFS	$332,941	100.0%	$354,809	100.0%
Percentage of cash and invested assets	65.9%		67.2%
Equity securities:
Publicly-traded	$832	78.3%	$851	78.9%
Privately-held	231	21.7	228	21.1
Total equity securities	$1,063	100.0%	$1,079	100.0%
Percentage of cash and invested assets	0.2%		0.2%
Perpetual and redeemable securities:
Perpetual securities included within fixed maturity securities AFS and equity securities	$332		$344
Redeemable preferred stock with a stated maturity included within fixed maturity securities AFS	$503		$912
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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity Securities AFS and Equity Securities — Valuation of Securities” included in the 2020 Annual Report for further information on the processes used to value securities and the related controls.

Fair Value of Fixed Maturity Securities AFS and Equity Securities
Fixed maturity securities AFS and equity securities measured at estimated fair value on a recurring basis and their corresponding fair value pricing sources are as follows:

	March 31, 2021
Level	Fixed Maturity Securities AFS		Equity Securities
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$21,003	6.3%	$649	61.1%
Level 2
Independent pricing sources	281,807	84.7	180	16.9
Internal matrix pricing or discounted cash flow techniques	1,068	0.3	80	7.5
Significant other observable inputs	282,875	85.0	260	24.4
Level 3
Independent pricing sources	23,268	7.0	13	1.2
Internal matrix pricing or discounted cash flow techniques	5,347	1.6	141	13.3
Independent broker quotations	448	0.1	—	—
Significant unobservable inputs	29,063	8.7	154	14.5
Total estimated fair value	$332,941	100.0%	$1,063	100.0%
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for the fixed maturity securities AFS and equity securities fair value hierarchy.
The majority of the Level 3 fixed maturity securities AFS and equity securities were concentrated in three sectors at March 31, 2021: foreign corporate securities, U.S. corporate securities and RMBS. During the three months ended March 31, 2021, Level 3 fixed maturity securities AFS decreased by $444 million, or 2%. The decrease was driven by a decrease in estimated fair value recognized in other comprehensive income (loss) and by transfers out of Level 3 in excess of transfers into Level 3, partially offset by purchases in excess of sales.
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for a rollforward of the fair value measurements for securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs; transfers into and/or out of Level 3; and further information about the valuation approaches and inputs by level by major classes of invested assets that affect the amounts reported above. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity Securities AFS and Equity Securities — Valuation of Securities” included in the 2020 Annual Report for further information on the estimates and assumptions that affect the amounts reported above.
Fixed Maturity Securities AFS
See Notes 1 and 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information about fixed maturity securities AFS by sector, contractual maturities and continuous gross unrealized losses.
Fixed Maturity Securities AFS Credit Quality — Ratings
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity Securities AFS and Equity Securities — Fixed Maturity Securities AFS Credit Quality — Ratings” included in the 2020 Annual Report for a discussion of the credit quality ratings assigned by Nationally Recognized Statistical Rating Organizations (“NRSRO”), credit quality designations assigned by and methodologies used by the Securities Valuation Office of the NAIC for fixed maturity securities AFS and revised methodologies adopted by the NAIC for certain Structured Products.

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

		March 31, 2021				December 31, 2020
NAIC Designation	NRSRO Rating	Amortized Cost net of ACL	Unrealized Gains (Losses) (1)	Estimated Fair Value	% of Total	Amortized Cost net of ACL	Unrealized Gains (Losses) (1)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$211,966	$19,604	$231,570	69.6%	$218,252	$31,761	$250,013	70.5%
2	Baa	76,562	7,905	84,467	25.4	76,342	11,360	87,702	24.7
	Subtotal investment grade	288,528	27,509	316,037	95.0	294,594	43,121	337,715	95.2
3	Ba	12,002	823	12,825	3.8	11,840	972	12,812	3.6
4	B	3,408	(11)	3,397	1.0	3,688	14	3,702	1.1
5	Caa and lower	677	(44)	633	0.2	536	(33)	503	0.1
6	In or near default	48	1	49	—	72	5	77	—
	Subtotal below investment grade	16,135	769	16,904	5.0	16,136	958	17,094	4.8
	Total fixed maturity securities AFS	$304,663	$28,278	$332,941	100.0%	$310,730	$44,079	$354,809	100.0%
__________________
(1) Excludes gross unrealized gains (losses) related to assets held-for-sale. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the disposition of MetLife P&C.

The following tables present total fixed maturity securities AFS, based on estimated fair value, by sector and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for non-agency RMBS and CMBS, which are presented using the revised NAIC methodologies:

	Fixed Maturity Securities AFS — by Sector & Credit Quality Rating
NAIC Designation	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(Dollars in millions)
March 31, 2021
U.S. corporate	$43,295	$37,869	$4,612	$1,870	$331	$25	$88,002
Foreign government	57,419	6,121	3,085	436	72	4	67,137
Foreign corporate	24,405	36,725	4,045	495	208	5	65,883
U.S. government and agency	40,878	524	—	—	—	—	41,402
RMBS	28,083	815	217	159	14	14	29,302
ABS	14,335	1,573	211	96	1	1	16,217
Municipals	12,722	472	18	—	—	—	13,212
CMBS	10,433	368	637	341	7	—	11,786
Total fixed maturity securities AFS	$231,570	$84,467	$12,825	$3,397	$633	$49	$332,941
Percentage of total	69.6%	25.4%	3.8%	1.0%	0.2%	—%	100.0%

December 31, 2020
U.S. corporate	$46,847	$39,552	$4,649	$2,018	$326	$24	$93,416
Foreign government	61,322	6,678	3,161	456	77	5	71,699
Foreign corporate	26,812	37,884	3,984	648	74	6	69,408
U.S. government and agency	46,543	557	—	—	—	—	47,100
RMBS	29,347	706	197	153	14	18	30,435
ABS	15,328	1,496	197	96	1	1	17,119
Municipals	13,240	460	22	—	—	—	13,722
CMBS	10,574	369	602	331	11	23	11,910
Total fixed maturity securities AFS	$250,013	$87,702	$12,812	$3,702	$503	$77	$354,809
Percentage of total	70.5%	24.7%	3.6%	1.1%	0.1%	—%	100.0%
U.S. and Foreign Corporate Fixed Maturity Securities AFS
We maintain a diversified portfolio of corporate fixed maturity securities AFS across industries and issuers. This portfolio did not have any exposure to any single issuer in excess of 1% of total investments at March 31, 2021. The top 10 holdings comprised 1% and 2% of total investments at March 31, 2021 and December 31, 2020, respectively. The table below presents our U.S. and foreign corporate securities holdings by industry at:

	March 31, 2021		December 31, 2020
Industry	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$45,325	29.5%	$47,472	29.2%
Finance	35,623	23.1	37,645	23.1
Consumer	30,879	20.1	33,384	20.5
Utility	28,242	18.3	29,984	18.4
Communications	11,695	7.6	12,107	7.4
Other	2,121	1.4	2,232	1.4
Total	$153,885	100.0%	$162,824	100.0%
As a result of current economic conditions, including the effects of the COVID-19 Pandemic, we have experienced stress within certain sub-sectors of our industrial and consumer corporate securities portfolios, principally in Energy, Airports, Cruise Lines / Leisure, Airlines, Restaurants and Lodging. See “— Current Environment — Selected Country and Sector Investments.”

Structured Products
We held $57.3 billion and $59.5 billion of Structured Products, at estimated fair value, at March 31, 2021 and December 31, 2020, respectively, as presented in the RMBS, ABS and CMBS sections below.
RMBS
Our RMBS portfolio is diversified by security type and risk profile. The following table presents our RMBS portfolio by security type, risk profile and ratings profile at:

	March 31, 2021			December 31, 2020
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses) (1)
	(Dollars in millions)
Security type
Collateralized mortgage obligations	$16,834	57.5%	$1,199	$17,342	57.0%	$1,468
Pass-through mortgage-backed securities	12,468	42.5	331	13,093	43.0	552
Total RMBS	$29,302	100.0%	$1,530	$30,435	100.0%	$2,020
Risk profile
Agency	$19,496	66.5%	$866	$20,408	67.1%	$1,314
Prime	1,846	6.3	30	1,637	5.4	38
Alt-A	3,580	12.2	330	3,809	12.5	306
Sub-prime	4,380	15.0	304	4,581	15.0	362
Total RMBS	$29,302	100.0%	$1,530	$30,435	100.0%	$2,020
Ratings profile
Rated Aaa/AAA	$21,427	73.1%		$22,555	74.1%
Designated NAIC 1	$28,083	95.8%		$29,347	96.4%
__________________
(1) Excludes gross unrealized gains (losses) related to assets held-for-sale. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the disposition of MetLife P&C.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity Securities AFS and Equity Securities — Structured Products — RMBS” included in the 2020 Annual Report for further information about collateralized mortgage obligations and pass-through mortgage-backed securities, as well as agency, prime, alternative (“Alt-A”) and sub-prime RMBS.
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

ABS
Our ABS portfolio is diversified by collateral type and issuer. The following table presents our ABS portfolio by collateral type and ratings profile at:

	March 31, 2021			December 31, 2020
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses) (1)
	(Dollars in millions)
Collateral type
Collateralized obligations (2)	$8,765	54.1%	$21	$8,946	52.2%	$(16)
Consumer loans	1,659	10.2%	40	1,535	9.0	46
Student loans	1,045	6.5%	12	1,174	6.9	7
Credit card loans	526	3.2%	10	1,006	5.9	13
Automobile loans	783	4.8%	19	976	5.7	20
Foreign residential loans	910	5.6%	11	956	5.5	15
Other loans	2,529	15.6%	55	2,526	14.8	71
Total	$16,217	100.0%	$168	$17,119	100.0%	$156
Ratings profile
Rated Aaa/AAA	$7,981	49.2%		$9,164	53.5%
Designated NAIC 1	$14,335	88.4%		$15,328	89.5%
__________________
(1) Excludes gross unrealized gains (losses) related to assets held-for-sale. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the disposition of MetLife P&C.
(2) Includes primarily collateralized loan obligations.

CMBS
Our CMBS portfolio is comprised primarily of securities collateralized by multiple commercial mortgage loans and is diversified by property type, borrower, geography and vintage year. The following tables present our CMBS portfolio by NRSRO rating and vintage year.

	March 31, 2021
	Aaa		Aa		A		Baa		Below Investment Grade		Total
Vintage Year	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value
	(Dollars in millions)
2003-2014	$1,360	$1,446	$1,208	$1,257	$573	$578	$189	$174	$94	$82	$3,424	$3,537
2015	461	485	64	69	38	40	7	7	—	—	570	601
2016	260	280	75	80	53	54	1	1	—	—	389	415
2017	717	752	419	443	170	172	8	8	—	—	1,314	1,375
2018	1,661	1,790	570	614	184	193	10	10	—	—	2,425	2,607
2019	1,040	1,065	137	138	640	645	—	—	—	—	1,817	1,848
2020	627	625	276	276	189	192	27	28	—	—	1,119	1,121
2021	97	98	70	70	115	114	—	—	—	—	282	282
Total	$6,223	$6,541	$2,819	$2,947	$1,962	$1,988	$242	$228	$94	$82	$11,340	$11,786
Ratings Distribution		55.5%		25.0%		16.9%		1.9%		0.7%		100.0%

	December 31, 2020
	Aaa		Aa		A		Baa		Below Investment Grade		Total
Vintage Year	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value
	(Dollars in millions)
2003 - 2013	$958	$1,011	$898	$917	$373	$355	$105	$96	$114	$98	$2,448	$2,477
2014	451	480	429	449	169	171	10	9	—	—	1,059	1,109
2015	462	492	65	69	38	40	7	6	—	—	572	607
2016	282	310	56	60	54	53	—	—	—	—	392	423
2017	757	807	432	463	150	150	—	—	—	—	1,339	1,420
2018	1,704	1,891	592	647	205	214	9	9	—	—	2,510	2,761
2019	1,048	1,100	138	141	596	610	—	—	—	—	1,782	1,851
2020	734	748	280	293	186	191	29	30	—	—	1,229	1,262
Total	$6,396	$6,839	$2,890	$3,039	$1,771	$1,784	$160	$150	$114	$98	$11,331	$11,910
Ratings Distribution		57.4%		25.5%		15.0%		1.3%		0.8%		100.0%
The tables above reflect NRSRO ratings including Moody’s Investors Service, S&P, Fitch Ratings and Morningstar, Inc. CMBS designated NAIC 1 were 88.5% and 88.8% of total CMBS at March 31, 2021 and December 31, 2020, respectively.
Evaluation of Fixed Maturity Securities AFS for Credit Loss, Rollforward of Allowance for Credit Loss and Credit Loss on Fixed Maturity Securities AFS Recognized in Earnings
See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information about the evaluation of fixed maturity securities AFS for credit loss, rollforward of the ACL, net provision (release) for credit loss, as well as gross gains and gross losses on fixed maturity securities AFS sold at and for the three months ended March 31, 2021.
Contractholder-Directed Equity Securities and Fair Value Option Securities
The estimated fair value of these investments, which are primarily comprised of Unit-linked investments, was $13.0 billion and $13.3 billion, or 2.6% and 2.5% of cash and invested assets, at March 31, 2021 and December 31, 2020, respectively. See Notes 6 and 8 of the Notes to the Interim Condensed Consolidated Financial Statements for a description of this portfolio, its fair value hierarchy and a rollforward of the fair value measurements for these investments measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.

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
Mortgage Loans
Our mortgage loans held-for-investment are principally collateralized by commercial, agricultural and residential properties. Mortgage loans held-for-investment are carried at amortized cost and the related ACL are summarized as follows at:

	March 31, 2021				December 31, 2020
Portfolio Segment	Amortized Cost	% of Total	ACL	% of Amortized Cost	Amortized Cost	% of Total	ACL	% of Amortized Cost
	(Dollars in millions)
Commercial	$52,300	62.7%	$247	0.5%	$52,434	62.2%	$252	0.5%
Agricultural	18,051	21.7	79	0.4%	18,128	21.5	106	0.6%
Residential	13,043	15.6	202	1.5%	13,782	16.3	232	1.7%
Total	$83,394	100.0%	$528	0.6%	$84,344	100.0%	$590	0.7%
The carrying value of all mortgage loans, net of ACL, was 16.4% and 15.9% of cash and invested assets at March 31, 2021 and December 31, 2020, respectively.
Our commercial, agricultural and residential mortgage loan portfolios are subject to uncertain market conditions, including the effects of the COVID-19 Pandemic. As a result of the COVID-19 Pandemic, we granted concessions (e.g., payment deferrals and other loan modifications) to certain of our commercial mortgage loan borrowers (principally in the hotel and retail sectors) and residential mortgage loan borrowers and, to a much lesser extent, some of our agricultural mortgage loan borrowers. While we granted concessions in 2021, the pace has significantly decreased from 2020. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for further information regarding COVID-19 Pandemic-related mortgage loan concessions. See also “— Commercial Mortgage Loans by Geographic Region and Property Type.”
We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loan held-for-investment portfolios, 83% are collateralized by properties located in the United States, with the remaining 17% collateralized by properties located outside the United States, which includes 4% of properties located in the U.K., 4% of properties located in Mexico and 1% of properties located in Chile, at March 31, 2021. The carrying values of our commercial and agricultural mortgage loans held-for-investment located in California, New York and Texas were 17%, 10% and 6%, respectively, of total commercial and agricultural mortgage loans held for investment at March 31, 2021. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loan held for investment portfolio in a similar manner to reduce risk of concentration, with 91% collateralized by properties located in the United States, and the remaining 9% collateralized by properties located outside the United States, principally in Chile, at March 31, 2021. The carrying values of our residential mortgage loans located in California, Florida, and New York were 32%, 9%, and 8%, respectively, of total residential mortgage loans at March 31, 2021.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The tables below present the diversification across geographic regions and property types of commercial mortgage loans held-for-investment at:

	March 31, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Non-U.S.	$10,507	20.1%	$10,581	20.2%
Pacific	10,401	19.9	10,235	19.5
Middle Atlantic	8,170	15.6	8,233	15.7
South Atlantic	7,134	13.6	7,217	13.8
West South Central	3,655	7.0	3,887	7.4
East North Central	2,555	4.9	2,494	4.8
New England	2,148	4.1	2,126	4.0
Mountain	1,650	3.2	1,777	3.4
East South Central	753	1.4	700	1.3
West North Central	616	1.2	609	1.2
Multi-Region and Other	4,711	9.0	4,575	8.7
Total amortized cost	52,300	100.0%	52,434	100.0%
Less: ACL	247		252
Carrying value, net of ACL	$52,053		$52,182
Property Type
Office	$23,443	44.8%	$23,928	45.6%
Retail	9,028	17.3	8,911	17.0
Apartment	8,748	16.7	8,764	16.7
Industrial	5,625	10.7	5,365	10.2
Hotel	3,281	6.3	3,377	6.5
Other	2,175	4.2	2,089	4.0
Total amortized cost	52,300	100.0%	52,434	100.0%
Less: ACL	247		252
Carrying value, net of ACL	$52,053		$52,182
Our commercial mortgage loan portfolio is well positioned with exposures concentrated in high quality underlying properties located in primary markets typically with institutional investors who are better positioned to manage their assets during periods of market volatility. Our portfolio is comprised primarily of lower risk loans with higher debt-service coverage ratios (“DSCR”) and lower loan-to-value (“LTV”) ratios. See “— Mortgage Loan Credit Quality - Monitoring Process” for further information and Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for a distribution of our commercial mortgage loans by DSCR and LTV ratios. Excluding loans with a COVID-19 Pandemic-related payment deferral, 100% of our commercial mortgage loan portfolio was current at March 31, 2021, including all of our hotel and retail commercial mortgage loans. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for further information regarding COVID-19 Pandemic-related mortgage loan concessions.
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
LTV ratios and DSCR are common measures in the assessment of the quality of commercial mortgage loans. LTV ratios are a common measure in the assessment of the quality of agricultural mortgage loans. LTV ratios compare the amount of the loan to the estimated fair value of the underlying collateral. An LTV ratio greater than 100% indicates that the loan amount is greater than the collateral value. An LTV ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the LTV ratio, the higher the risk of experiencing a credit loss. The DSCR compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the DSCR, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average LTV ratio was 58% at both March 31, 2021 and December 31, 2020 and our average DSCR was 2.5x at both March 31, 2021 and December 31, 2020. The DSCR and the values utilized in calculating the ratio are updated routinely. In addition, the LTV ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average LTV ratio was 48% at both March 31, 2021 and December 31, 2020. The values utilized in calculating our agricultural mortgage loan LTV ratio are developed in connection with the ongoing review of our agricultural loan portfolio and are routinely updated.
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
In determining our ACL, management (i) pools mortgage loans that share similar risk characteristics, (ii) considers expected lifetime credit loss over the contractual term of our mortgage loans, as adjusted for expected prepayments and any extensions, and (iii) considers past events and current and forecasted economic conditions. Actual credit loss realized could be different from the amount of the ACL recorded. These evaluations and assessments are revised as conditions change and new information becomes available, which can cause the ACL to increase or decrease over time as such evaluations are revised. Negative credit migration, including an actual or expected increase in the level of problem loans, will result in an increase in the ACL. Positive credit migration, including an actual or expected decrease in the level of problem loans, will result in a decrease in the ACL. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information on how the ACL is established and monitored, and activity in and balances of the ACL, as of and for the three months ended March 31, 2021 and 2020.
Real Estate and Real Estate Joint Ventures
Real estate and real estate joint ventures is comprised of wholly-owned real estate and joint ventures with interests in single property income-producing real estate and, to a lesser extent, joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the operation of income-producing properties, as well as a runoff portfolio. The carrying value of real estate and real estate joint ventures was $12.0 billion and $11.9 billion, or 2.4% and 2.3% of cash and invested assets, at March 31, 2021 and December 31, 2020, respectively.
We lease investment real estate, principally commercial real estate, for office and retail use, through a variety of operating lease arrangements. In response to the COVID-19 Pandemic, we granted lease concessions (e.g., rent payment deferrals) to some of our lessees. In addition, we have interests in certain unconsolidated real estate joint ventures which have granted COVID-19 Pandemic-related lease concessions. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for further information regarding COVID-19 Pandemic-related lease concessions.

Our real estate investments are typically stabilized properties that we intend to hold for the longer-term for portfolio diversification and long-term appreciation. Our real estate investment portfolio has significantly appreciated since acquisition to a $6.2 billion and $6.1 billion unrealized gain position at March 31, 2021 and March 31, 2020, respectively, that is available to absorb valuation declines from the current economic conditions. We continuously monitor expected future cash flows of our real estate investments and incorporate them into our periodic impairment analyses. As a result of the COVID-19 Pandemic, we performed impairment analyses during the three months ended March 31, 2021 and March 31, 2020, which included updated estimates of expected future cash flows. As a result of our impairment analyses, we recorded one impairment during the three months ended March 31, 2020 for $13 million. This impairment was recorded in net investment income as the investment is in a real estate fund. There were no impairments recognized in net investment gains (losses) on real estate and real estate joint ventures for either the three months ended March 31, 2021 or 2020.
We diversify our real estate investments by both geographic region and property type to reduce risk of concentration. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for a summary of real estate investments, by income type, as well as income earned.
Other Limited Partnership Interests
Other limited partnership interests are comprised of investments in private funds, including private equity funds and hedge funds. At March 31, 2021 and December 31, 2020, the carrying value of other limited partnership interests was $11.0 billion and $9.5 billion, which included $640 million and $643 million of hedge funds, respectively. Other limited partnership interests were 2.17% and 1.79% of cash and invested assets at March 31, 2021 and December 31, 2020, respectively. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds.
We use the equity method of accounting for most of our private equity funds. We generally recognize our share of a private equity fund’s earnings in net investment income on a three-month lag when the information is reported to us. Accordingly, changes in equity market levels, which can impact the underlying results of these private equity funds, are recorded in our net investment income on a three-month lag.
Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	March 31, 2021		December 31, 2020
Asset Type	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$9,962	53.3%	$11,866	57.6%
Tax credit and renewable energy partnerships	1,701	9.1	1,751	8.5
Direct financing leases	1,331	7.1	1,340	6.5
Annuities funding structured settlement claims	1,259	6.7	1,263	6.1
Leveraged leases	795	4.3	816	4.0
FHLB common stock	814	4.4	814	4.1
Operating joint ventures	747	4.0	733	3.6
Funds withheld	500	2.7	508	2.5
Other	1,568	8.4	1,502	7.2
Total	$18,677	100.0%	$20,593	100.0%
Percentage of cash and invested assets	3.7%		3.9%
Our direct financing and leveraged lease portfolios are subject to uncertain market conditions, including the effects of the COVID-19 Pandemic and related economic slowdown. In response to the COVID-19 Pandemic, we granted lease concessions, primarily in the form of rent deferrals, to some of our lessees. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for further information regarding COVID-19 Pandemic-related direct financing lease concessions.

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
•Information about the primary underlying risk exposure, gross notional amount, and estimated fair value of our derivatives by type of hedge designation, excluding embedded derivatives held at March 31, 2021 and December 31, 2020.
•The statement of operations effects of derivatives in net investments in foreign operations, cash flow, fair value, or nonqualifying hedge relationships for the three months ended March 31, 2021 and 2020.
See “Quantitative and Qualitative Disclosures About Market Risk — Management of Market Risk Exposures — Hedging Activities” included in the 2020 Annual Report for more information about our use of derivatives by major hedge program.
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
Derivatives categorized as Level 3 at March 31, 2021 include: interest rate forwards with maturities which extend beyond the observable portion of the yield curve; interest rate total return swaps with unobservable repurchase rates; foreign currency swaps and forwards with certain unobservable inputs, including the unobservable portion of the yield curve; credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; and equity index options with unobservable correlation inputs. At March 31, 2021, less than 1% of the estimated fair value of our derivatives was priced through independent broker quotations.
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for a rollforward of the fair value measurements for derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
The gain (loss) on Level 3 derivatives primarily relates to interest rate total return swaps with observable interest rates. Other significant inputs include the unobservable interest rate which extends beyond the observable portion of the yield curve. We validate the reasonableness of these inputs by valuing the positions using internal models and comparing the results to broker quotations.

The gain (loss) on Level 3 derivatives, percentage of gain (loss) attributable to observable and unobservable inputs, and the primary drivers of observable gain (loss) are summarized as follows:

Three Months Ended March 31, 2021
Gain (loss) recognized in net income (loss) (in millions)	($251)
Approximate percentage of gain (loss) attributable to observable inputs	79%
Primary drivers of observable gain (loss)	Increases in interest rates on interest rate total return swaps and increases in certain equity index levels on equity derivatives.
Approximate percentage of gain (loss) attributable to unobservable inputs	21%
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivatives” included in the 2020 Annual Report for further information on the estimates and assumptions that affect derivatives.
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
Credit Derivatives
The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	March 31, 2021		December 31, 2020
Credit Default Swaps	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Purchased	$2,989	$(102)	$2,978	$(112)
Written	9,358	178	9,609	196
Total	$12,347	$76	$12,587	$84
The following table presents the gross gains, gross losses and net gains (losses) recognized in net derivative gains (losses) for credit default swaps as follows:

	Three Months Ended March 31,
	2021			2020
Credit Default Swaps	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)
	(In millions)
Purchased (1)	$20	$(1)	$19	$78	$(5)	$73
Written (1)	12	(7)	5	2	(313)	(311)
Total	$32	$(8)	$24	$80	$(318)	$(238)
__________________
(1)Gains (losses) do not include earned income (expense) on credit default swaps.

The favorable change in net gains (losses) on written credit default swaps of $316 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was due to certain credit spreads on certain credit default swaps used as replications narrowing in the current period as compared to widening in the prior period. The unfavorable change in net gains (losses) on purchased credit default swaps of $54 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was due to certain credit spreads on certain credit default swaps narrowing in the current period as compared to widening in the prior period.
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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivatives” included in the 2020 Annual Report for further information on the estimates and assumptions that affect embedded derivatives.
Off-Balance Sheet Arrangements
Credit and Committed Facilities
We maintain an unsecured revolving credit facility, as well as certain committed facilities, with various financial institutions. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities” for descriptions of such arrangements. For the classification of expenses on such credit and committed facilities and the nature of the associated liability for letters of credit issued and drawdowns on these credit and committed facilities, see Note 13 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report.
Collateral for Securities Lending, Repurchase Agreements, Third-Party Custodian Administered Repurchase Programs and Derivatives
We participate in securities lending transactions, repurchase agreements and third-party custodian administered repurchase programs in the normal course of business for the purpose of enhancing the total return on our investment portfolio. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as “Summary of Significant Accounting Policies — Investments — Securities Lending, Repurchase Agreements and FHLB of Boston Advance Agreements” in Note 1 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report for further discussion of our securities lending transactions and repurchase agreements, the classification of revenues and expenses, and the nature of the secured financing arrangements and associated liabilities.
Securities lending and repurchase agreements: Periodically we receive non-cash collateral for securities lending and repurchase agreements from counterparties, which is not reflected on our consolidated financial statements. The amount of this non-cash collateral was $0 and $1 million at estimated fair value, at March 31, 2021 and December 31, 2020, respectively.

Third-party custodian administered repurchase programs: We loan certain of our fixed maturity securities AFS to unaffiliated financial institutions and, in exchange, non-cash collateral is put on deposit by the unaffiliated financial institutions on our behalf with third-party custodians. The estimated fair value of securities loaned in connection with these transactions was $144 million and $19 million at March 31, 2021 and December 31, 2020, respectively. Non-cash collateral on deposit with third-party custodians held on our behalf was $154 million and $20 million, at estimated fair value, at March 31, 2021 and December 31, 2020, respectively, which cannot be sold or re-pledged, and which is not reflected in our consolidated financial statements.
Derivatives: We enter into derivatives to manage various risks relating to our ongoing business operations. We receive non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which is not reflected in our consolidated financial statements. The amount of this non-cash collateral was 1.2 billion and $1.7 billion, at estimated fair value, at March 31, 2021 and December 31, 2020, respectively. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” and Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
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
Lease Commitments
As lessee, we have entered into various lease and sublease agreements for office space and equipment. Our commitments under such lease agreements are included within the contractual obligations table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Contractual Obligations” in the 2020 Annual Report. See also Note 11 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report.
Guarantees
See “Guarantees” in Note 15 of the Notes to the Interim Condensed Consolidated Financial Statements.
Policyholder Liabilities
We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet policy obligations or to provide for future annuity payments. Amounts for actuarial liabilities are computed and reported on the interim condensed consolidated financial statements in conformity with GAAP. For more details on Policyholder Liabilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” included in the 2020 Annual Report.
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
See “Business — Regulation — Insurance Regulation — Policy and Contract Reserve Adequacy Analysis” included in the 2020 Annual Report for further information regarding required analyses of the adequacy of statutory reserves of our insurance operations.
Future Policy Benefits
The following discussion on future policy benefits should be read in conjunction with “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment” and “Quantitative and Qualitative Disclosures About Market Risk” included in the 2020 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under similarly captioned sections, and “— Variable Annuity Guarantees.” See also Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report for additional information.
We establish liabilities for amounts payable under insurance policies. A discussion of future policy benefits by segment (as well as Corporate & Other) follows.
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
Policyholder Account Balances
The following discussion on policyholder account balances should be read in conjunction with “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment” and “Quantitative and Qualitative Disclosures About Market Risk” included in the 2020 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under similarly captioned sections, and “— Variable Annuity Guarantees.” See also Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report for additional information.
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
Group Benefits
Policyholder account balances in this business are held for retained asset accounts, universal life policies, the fixed account of variable life insurance policies and specialized life insurance products for benefit programs. Policyholder account balances are credited interest at a rate we determine, which is influenced by current market rates. Most of these policyholder account balances have minimum credited rate guarantees.
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Group Benefits:

	March 31, 2021
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$5,163	$5,036
Equal to or greater than 2% but less than 4%	$1,611	$1,574
Equal to or greater than 4%	$790	$762
Retirement and Income Solutions
Policyholder account balances in this business are held largely for investment-type products, mainly funding agreements, as well as postretirement benefits and corporate-owned life insurance to fund non-qualified benefit programs for executives. Interest crediting rates vary by type of contract and can be fixed or variable. Variable interest crediting rates are generally tied to an external index, most commonly (1-month or 3-month) LIBOR or Secured Overnight Financing Rate. We guarantee payment of interest and return of principal at the contractual maturity date.

The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for RIS:

	March 31, 2021
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$146	$—
Equal to or greater than 2% but less than 4%	$1,047	$108
Equal to or greater than 4%	$4,610	$4,382
Asia
Policyholder account balances in this segment are held largely for fixed income retirement and savings plans, fixed deferred annuities, interest sensitive whole life products, universal life and, to a lesser degree, liability amounts for Unit-linked investments that do not meet the GAAP definition of separate accounts. Also included are certain liabilities for retirement and savings products sold in certain countries in Asia that generally are sold with minimum credited rate guarantees. Liabilities for guarantees on certain variable annuities in Asia are accounted for as embedded derivatives and recorded at estimated fair value and are also included within policyholder account balances. Most of these policyholder account balances have minimum credited rate guarantees. Liabilities for Unit-linked investments are impacted by changes in the fair value of the associated underlying investments, as the return on assets is generally passed directly to the policyholder.
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Asia:

	March 31, 2021
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Annuities:
Greater than 0% but less than 2%	$31,613	$1,816
Equal to or greater than 2% but less than 4%	$1,034	$418
Equal to or greater than 4%	$1	$1
Life & Other:
Greater than 0% but less than 2%	$12,563	$12,055
Equal to or greater than 2% but less than 4%	$31,750	$9,466
Equal to or greater than 4%	$280	$280
Latin America
Policyholder account balances in this segment are held largely for investment-type products, universal life products, deferred annuities and Unit-linked investments that do not meet the GAAP definition of separate accounts. Liabilities for Unit-linked investments are impacted by changes in the fair value of the associated investments, as the return on assets is generally passed directly to the policyholder. Many of the other liabilities have minimum credited rate guarantees.
EMEA
Policyholder account balances in this segment are held mostly for universal life, deferred annuities, pension products, and Unit-linked investments that do not meet the GAAP definition of separate accounts. They are also held for endowment products without significant mortality risk. Most of these policyholder account balances have minimum credited rate guarantees. Liabilities for Unit-linked investments are impacted by changes in the fair value of the associated investments, as the return on assets is generally passed directly to the policyholder.

MetLife Holdings
Life policyholder account balances in this segment are held for retained asset accounts, universal life policies, the fixed account of variable life insurance policies, and funding agreements. For annuities, policyholder account balances are held for fixed deferred annuities, the fixed account portion of variable annuities, non-life contingent income annuities, and embedded derivatives related to variable annuity guarantees. Interest is credited to the policyholder’s account at interest rates we determine which are influenced by current market rates, subject to specified minimums. Most of these policyholder account balances have minimum credited rate guarantees. Additionally, for our other products, policyholder account balances are held for variable annuity guarantees assumed from a former operating joint venture in Japan that are accounted for as embedded derivatives.
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for the MetLife Holdings segment:

	March 31, 2021
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$1,245	$1,208
Equal to or greater than 2% but less than 4%	$17,740	$16,088
Equal to or greater than 4%	$7,552	$6,935
Variable Annuity Guarantees
We issue, directly and through assumed business, certain variable annuity products with guaranteed minimum benefits that provide the policyholder a minimum return based on their initial deposit (i.e., the benefit base) less withdrawals. In some cases, the benefit base may be increased by additional deposits, bonus amounts, accruals or optional market value resets. See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report for additional information.
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

The table below presents the carrying value for guarantees at:

	Future Policy Benefits		Policyholder Account Balances
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
	(In millions)
Asia
GMDB	$6	$6	$—	$—
GMAB	—	—	15	26
GMWB	33	35	108	134
EMEA
GMDB	6	6	—	—
GMAB	—	—	23	31
GMWB	35	31	(44)	(23)
MetLife Holdings
GMDB	452	450	—	—
GMIB	934	954	25	323
GMAB	—	—	(1)	—
GMWB	177	179	222	443
Total	$1,643	$1,661	$348	$934
The carrying amounts for guarantees included in policyholder account balances above include nonperformance risk adjustments of $94 million and $137 million at March 31, 2021 and December 31, 2020, respectively. These nonperformance risk adjustments represent the impact of including a credit spread when discounting the underlying risk-neutral cash flows to determine the estimated fair values. The nonperformance risk adjustment does not have an economic impact on us as it cannot be monetized given the nature of these policyholder liabilities. The change in valuation arising from the nonperformance risk adjustment is not hedged.
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

GMDBs
We offer a range of GMDBs to our contractholders. The table below presents GMDBs, by benefit type, at March 31, 2021:

	Total Account Value (1)
	Asia & EMEA	MetLife Holdings
	(In millions)
Return of premium or five to seven year step-up	$7,856	$47,301
Annual step-up	—	3,174
Roll-up and step-up combination	—	5,478
Total	$7,856	$55,953
__________________
(1)Total account value excludes $597 million for contracts with no GMDBs. The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed for GMDBs and for living benefit guarantees are not mutually exclusive.
Based on total account value, less than 17% of our GMDBs included enhanced death benefits such as the annual step-up or roll-up and step-up combination products at March 31, 2021.
Living Benefit Guarantees
The table below presents our living benefit guarantees based on total account values at March 31, 2021:

	Total Account Value (1)
	Asia & EMEA	MetLife Holdings
	(In millions)
GMIB	$—	$20,765
GMWB - non-life contingent (2)	1,081	2,261
GMWB - life-contingent	3,403	8,851
GMAB	1,801	175
Total	$6,285	$32,052
__________________
(1)Total account value excludes $26.1 billion for contracts with no living benefit guarantees. The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed for GMDBs and for living benefit guarantee amounts are not mutually exclusive.
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
The table below presents our GMIB associated total account values, by their guaranteed payout basis, at March 31, 2021:

Total Account Value
(In millions)
7-year setback, 2.5% interest rate	$6,258
7-year setback, 1.5% interest rate	1,011
10-year setback, 1.5% interest rate	4,197
10-year mortality projection, 10-year setback, 1.0% interest rate	7,918
10-year mortality projection, 10-year setback, 0.5% interest rate	1,381
$20,765

The annuitization interest rates on GMIBs have been decreased from 2.5% to 0.5% over time, partially in response to the low interest rate environment, accompanied by an increase in the setback period from seven years to 10 years and the introduction of a 10-year mortality projection.
Additionally, 39% of the $20.8 billion of GMIB total account value has been invested in managed volatility funds as of March 31, 2021. These funds seek to manage volatility by adjusting the fund holdings within certain guidelines based on capital market movements. Such activity reduces the overall risk of the underlying funds while maintaining their growth opportunities. These risk mitigation techniques reduce or eliminate the need for us to manage the funds’ volatility through hedging or reinsurance.
Our GMIB products typically have a waiting period of 10 years to be eligible for annuitization. As of March 31, 2021, only 28% of our contracts with GMIBs were eligible for annuitization. The remaining contracts are not eligible for annuitization for an average of three years.
Once eligible for annuitization, contractholders would be expected to annuitize only if their contracts were in-the-money. We calculate in-the-moneyness with respect to GMIBs consistent with net amount at risk as discussed in Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements, by comparing the contractholders’ income benefits based on total account values and current annuity rates versus the guaranteed income benefits. The net amount at risk was $549 million at March 31, 2021, of which $501 million was related to GMIBs. For those contracts with GMIB, the table below presents details of contracts that are in-the-money and out-of-the-money at March 31, 2021:

	In-the- Moneyness	Total Account Value	% of Total
	(In millions)
In-the-money	30% or greater	$499	2%
	20% to less than 30%	292	1%
	10% to less than 20%	475	2%
	0% to less than 10%	941	5%
		2,207
Out-of-the-money	-10% to 0%	2,323	11%
	-20% to less than -10%	4,260	21%
	Greater than -20%	11,975	58%
		18,558
Total GMIBs		$20,765
Derivatives Hedging Variable Annuity Guarantees
Our risk mitigating hedging strategy uses various over-the-counter and exchange traded derivatives. The table below presents the gross notional amount, estimated fair value and primary underlying risk exposure of the derivatives hedging our variable annuity guarantees:

	Instrument Type	March 31, 2021			December 31, 2020
Primary Underlying Risk Exposure		Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Interest rate	Interest rate swaps	$13,953	$73	$53	$14,188	$85	$21
	Interest rate futures	1,891	6	—	1,442	—	2
	Interest rate options	637	113	—	637	134	—
Foreign currency exchange rate	Foreign currency forwards	1,867	19	43	1,834	27	13
Equity market	Equity futures	3,519	7	12	4,891	12	38
	Equity index options	4,896	332	414	5,360	558	408
	Equity variance swaps	716	16	13	716	15	12
	Equity total return swaps	2,329	—	69	1,533	3	124
	Total	$29,808	$566	$604	$30,601	$834	$618

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
Short-term Liquidity
We maintain a substantial short-term liquidity position, which was $10.3 billion and $9.4 billion at March 31, 2021 and December 31, 2020, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed, including amounts received in connection with securities lending, repurchase agreements, derivatives, and secured borrowings, as well as amounts held in the closed block.
Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets, which was $219.6 billion and $235.1 billion at March 31, 2021 and December 31, 2020, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, repurchase agreements, derivatives, regulatory deposits, the collateral financing arrangement, funding agreements and secured borrowings, as well as amounts held in the closed block.
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
See “Risk Factors — Capital Risks — We May not be Able to Pay Dividends or Repurchase Our Stock Due to Legal and Regulatory Restrictions or Cash Buffer Needs” and Note 16 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report for information regarding restrictions on payment of dividends and stock repurchases. See also “— The Company — Liquidity and Capital Uses — Common Stock Repurchases” for information regarding MetLife, Inc.’s common stock repurchase authorizations.
The Company
Liquidity
Liquidity refers to the ability to generate adequate amounts of cash to meet our needs. In the event of significant cash requirements beyond anticipated liquidity needs, we have various alternatives available depending on market conditions and the amount and timing of the liquidity need. These available alternatives include cash flows from operations, sales of liquid assets, global funding sources including commercial paper and various credit and committed facilities. See “Management’s Discussion and Analysis of Financial Condition — Liquidity and Capital Resources — The Company — Liquidity” included in the 2020 Annual Report.
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

	Three Months Ended March 31,
	2021	2020
	(In millions)
Sources:
Operating activities, net	$1,496	$1,847
Net change in policyholder account balances	2,195	4,343
Net change in payables for collateral under securities loaned and other transactions	—	8,796
Cash received for other transactions with tenors greater than three months	—	50
Long-term debt issued	—	1,074
Financing element on certain derivative instruments and other derivative related transactions, net	326	—
Preferred stock issued, net of issuance costs	—	972
Other, net	—	93
Total sources	4,017	17,175
Uses:
Investing activities, net	1,054	8,337
Net change in payables for collateral under securities loaned and other transactions	1,426	—
Cash paid for other transactions with tenors greater than three months	100	50
Long-term debt repaid	15	6
Collateral financing arrangement repaid	12	12
Financing element on certain derivative instruments and other derivative related transactions, net	—	167
Treasury stock acquired in connection with share repurchases	999	500
Dividends on preferred stock	68	32
Dividends on common stock	408	404
Other, net	57	—
Effect of change in foreign currency exchange rates on cash and cash equivalents	192	171
Total uses	4,331	9,679
Net increase (decrease) in cash and cash equivalents	$(314)	$7,496
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
Preferred Stock
See Note 16 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report.
Common Stock
For the three months ended March 31, 2021 and 2020, MetLife, Inc. issued 3,969,713 and 2,895,386 new shares of its common stock, respectively, for $129 million and $114 million, respectively, to satisfy various stock option exercises and other stock-based awards.
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
Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances
Certain of our U.S. insurance subsidiaries are members of a regional Federal Home Loan Bank (“FHLB”). For the three months ended March 31, 2021 and 2020, we issued $8.9 billion and $10.3 billion, respectively, and repaid $8.9 billion and $9.4 billion, respectively, of funding agreements with certain regional FHLBs. At both March 31, 2021 and December 31, 2020, total obligations outstanding under these funding agreements were $16.3 billion. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report.
Federal Home Loan Bank Advance Agreements, Reported in Liabilities held-for-sale.
For the three months ended March 31, 2021 and 2020, we borrowed $0 and $725 million, respectively, and repaid $700 million and $725 million, respectively, under advance agreements with the FHLB of Boston. At March 31, 2021 and December 31, 2020, total obligations outstanding under these advance agreements were $0 and $700 million, respectively.
Special Purpose Entity Funding Agreements, Reported in Policyholder Account Balances
We issue fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain unconsolidated special purpose entities that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. For the three months ended March 31, 2021 and 2020, we issued $11.7 billion and $9.9 billion, respectively, and repaid $10.5 billion and $7.5 billion, respectively, under such funding agreements. At March 31, 2021 and December 31, 2020, total obligations outstanding under these funding agreements were $41.0 billion and $39.9 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report.

Federal Agricultural Mortgage Corporation Funding Agreements, Reported in Policyholder Account Balances
We have issued funding agreements to a subsidiary of the Federal Agricultural Mortgage Corporation. The obligations under all such funding agreements are secured by a pledge of certain eligible agricultural mortgage loans. For the three months ended March 31, 2021 and 2020, we issued $225 million and $0, respectively, and repaid $250 million and $0, respectively, under such funding agreements. At both March 31, 2021 and December 31, 2020, total obligations outstanding under these funding agreements were $2.4 billion. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report.
Credit and Committed Facilities
At March 31, 2021, we maintained a $3.0 billion unsecured revolving credit facility and certain committed facilities aggregating $3.3 billion, of which MetLife, Inc. is a party and/or guarantor. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
The unsecured revolving credit facility is used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At March 31, 2021, we had outstanding $462 million in letters of credit and no drawdowns against this facility. Remaining availability was $2.5 billion at March 31, 2021.
The committed facilities are used as collateral for certain of our affiliated reinsurance liabilities. At March 31, 2021, we had outstanding $2.9 billion in letters of credit and no drawdowns against these facilities. Remaining availability was $415 million at March 31, 2021.
See Note 13 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report for further information on credit and committed facilities.
We have no reason to believe that our lending counterparties will be unable to fulfill their respective contractual obligations under these facilities. As commitments under our credit and committed facilities may expire unused, these amounts do not necessarily reflect our actual future cash funding requirements.
Outstanding Debt Under Global Funding Sources
The following table summarizes our outstanding debt, excluding long-term debt relating to CSEs, at:

	March 31, 2021	December 31, 2020
	(In millions)
Short-term debt (1)	$302	$393
Long-term debt (2)	$14,509	$14,598
Collateral financing arrangement	$833	$845
Junior subordinated debt securities	$3,153	$3,153
__________________
(1)Includes $202 million and $293 million of debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at March 31, 2021 and December 31, 2020, respectively. Certain subsidiaries have pledged assets to secure this debt.
(2)Includes $481 million and $474 million of debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at March 31, 2021 and December 31, 2020, respectively. Certain investment subsidiaries have pledged assets to secure this debt.
Debt and Facility Covenants
Certain of our debt instruments and committed facilities, as well as our unsecured revolving credit facility, contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all applicable financial covenants at March 31, 2021.
Dispositions
See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the disposition of MetLife P&C.

Liquidity and Capital Uses
In addition to the general description of liquidity and capital uses in “— Summary of the Company’s Primary Sources and Uses of Liquidity and Capital,” the Company’s primary uses of liquidity and capital are set forth below.
Common Stock Repurchases
See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for information relating to authorizations by the Board of Directors to repurchase MetLife, Inc. common stock, amounts of common stock repurchased pursuant to such authorizations for the three months ended March 31, 2021 and 2020, and the amount remaining under such authorizations at March 31, 2021.
Common stock repurchases are subject to the discretion of our Board of Directors and will depend upon our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value, applicable regulatory approvals, and other legal and accounting factors. Restrictions on the payment of dividends that may arise under so-called “Dividend Stopper” provisions would also restrict MetLife, Inc.’s ability to repurchase common stock. See “Business — Regulation,” “Risk Factors — Capital Risks — We May not be Able to Pay Dividends or Repurchase Our Stock Due to Legal and Regulatory Restrictions or Cash Buffer Needs” and Note 16 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report.
Dividends
For the three months ended March 31, 2021 and 2020, MetLife, Inc. paid dividends on its preferred stock of $68 million and $32 million, respectively. For the three months ended March 31, 2021 and 2020, MetLife, Inc. paid $408 million and $404 million of dividends on its common stock, respectively. See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements and Note 16 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report for information regarding the calculation and timing of these dividend payments.
The declaration and payment of common stock dividends are subject to the discretion of our Board of Directors, and will depend on MetLife, Inc.’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries and other factors deemed relevant by the Board of Directors. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report for additional information.
Dividend Restrictions
The payment of dividends is also subject to restrictions under the terms of our preferred stock and junior subordinated debentures in situations where we may be experiencing financial stress. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Dividends — “Dividend Stopper” Provisions in MetLife’s Preferred Stock and Junior Subordinated Debentures,” “Risk Factors — Capital Risks — We May not be Able to Pay Dividends or Repurchase Our Stock Due to Legal and Regulatory Restrictions or Cash Buffer Needs” and Note 16 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report.
Debt Repayments
For both the three months ended March 31, 2021 and 2020, following regulatory approval, MetLife Reinsurance Company of Charleston, a wholly-owned subsidiary of MetLife, Inc., repurchased and canceled $12 million in aggregate principal amount of its surplus notes, which were reported in collateral financing arrangement on the consolidated balance sheets.
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

Support Agreements
MetLife, Inc. and several of its subsidiaries (each, an “Obligor”) are parties to various capital support commitments and guarantees with subsidiaries. Under these arrangements, each Obligor has agreed to cause the applicable entity to meet specified capital and surplus levels or has guaranteed certain contractual obligations. We anticipate that in the event these arrangements place demands upon us, there will be sufficient liquidity and capital to enable us to meet such demands. See Note 5 of the Notes to the MetLife, Inc. (Parent Company Only) Condensed Financial Information included in the 2020 Annual Report.
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the MetLife Holdings segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. For the three months ended March 31, 2021 and 2020, general account surrenders and withdrawals from annuity products were $340 million and $390 million, respectively. In the RIS business within the U.S. segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the RIS business products that provide customers with limited rights to accelerate payments, at March 31, 2021 there were funding agreements totaling $142 million that could be put back to the Company.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At March 31, 2021 and December 31, 2020, we had received pledged cash collateral from counterparties of $6.2 billion and $7.6 billion, respectively. At March 31, 2021 and December 31, 2020, we had pledged cash collateral to counterparties of $236 million and $266 million, respectively. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information about collateral pledged to us, collateral we pledge and derivatives subject to credit contingent provisions.
We pledge collateral and have had collateral pledged to us, and may be required from time to time to pledge additional collateral or be entitled to have additional collateral pledged to us, in connection with the collateral financing arrangement related to the reinsurance of closed block liabilities.
We pledge collateral from time to time in connection with funding agreements and advance agreements. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as Note 4 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report.
Securities Lending and Repurchase Agreements
We participate in a securities lending program and in short-term repurchase agreements whereby securities are loaned to unaffiliated financial institutions. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Through these arrangements, we were liable for cash collateral under our control of $22.5 billion and $21.8 billion at March 31, 2021 and December 31, 2020, respectively, including a portion that may require the immediate return of cash collateral we hold. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements.
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

Contractual Obligations
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Contractual Obligations” included in the 2020 Annual Report for additional information regarding the Company’s contractual obligations.
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
MetLife, Inc.’s ability to maintain regular access to competitively priced wholesale funds is fostered by its current credit ratings from the major credit rating agencies. We view our capital ratios, credit quality, stable and diverse earnings streams, diversity of liquidity sources and our liquidity monitoring procedures as critical to retaining such credit ratings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Rating Agencies” included in the 2020 Annual Report.
Liquidity
For a summary of MetLife, Inc.’s liquidity, see “— The Company — Liquidity.”
Capital
For a summary of MetLife, Inc.’s capital, see “— The Company — Capital.” See also “— The Company — Liquidity and Capital Uses — Common Stock Repurchases” for information regarding MetLife, Inc.’s common stock repurchases.
Liquid Assets
At March 31, 2021 and December 31, 2020, MetLife, Inc., collectively with other MetLife holding companies, had $3.8 billion and $4.5 billion, respectively, in liquid assets. Of these amounts, $2.9 billion and $3.6 billion were held by MetLife, Inc. and $959 million and $873 million were held by other MetLife holding companies at March 31, 2021 and December 31, 2020, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with derivatives and a collateral financing arrangement.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — MetLife, Inc. — Liquid Assets” included in the 2020 Annual Report for additional information on the sources and uses of liquid assets, as well as sources and uses of liquid assets included in free cash flow for MetLife, Inc. and other MetLife holding companies.

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
The table below sets forth the dividends permitted to be paid in 2021 by MetLife, Inc.’s primary U.S. insurance subsidiaries without insurance regulatory approval and the actual dividends paid for the three months ended March 31, 2021:

Company	Paid (1)	Permitted Without Approval (2)
	(In millions)
Metropolitan Life Insurance Company	$1,030	$3,392
American Life Insurance Company	$—	$800
Metropolitan Property and Casualty Insurance Company (3)	$—	$222
Metropolitan Tower Life Insurance Company	$—	$82
__________________
(1)Reflects all amounts paid, including those where regulatory approval was obtained as required.
(2)Reflects dividend amounts that may be paid during 2021 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2021, some or all of such dividends may require regulatory approval.
(3)In April 2021, MetLife P&C paid a $35 million non-cash dividend consisting of the stock of a subsidiary. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the disposition of MetLife P&C.
In addition to the amounts presented in the table above, for the three months ended March 31, 2021, MetLife, Inc. also received from certain other subsidiaries cash dividends of $60 million.
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
We proactively manage target and excess capital levels and dividend flows and forecast local capital positions as part of the financial planning cycle. The dividend capacity of certain U.S. and non-U.S. subsidiaries is also subject to business targets in excess of the minimum capital necessary to maintain the desired rating or level of financial strength in the relevant market. See “Risk Factors — Capital Risks — Our Subsidiaries May be Unable to Pay Dividends, a Major Component of Holding Company Free Cash Flow” and Note 16 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report.

Credit and Committed Facilities
See “— The Company — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities” for further information regarding the Company’s unsecured revolving credit facility and certain committed facilities.
Long-term Debt Outstanding
The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	March 31, 2021	December 31, 2020
	(In millions)
Long-term debt — unaffiliated	$13,373	$13,463
Long-term debt — affiliated	$1,953	$2,073
Junior subordinated debt securities	$2,461	$2,461
Debt and Facility Covenants
Certain of MetLife, Inc.’s debt instruments and committed facilities, as well as its unsecured revolving credit facility, contain various administrative, reporting, legal and financial covenants. MetLife, Inc. believes it was in compliance with all applicable financial covenants at March 31, 2021.
Dispositions
See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the disposition of MetLife P&C.
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
Affiliated Capital and Debt Transactions
For the three months ended March 31, 2021 and 2020, MetLife, Inc. invested a net amount of $69 million and $123 million, respectively, in various subsidiaries.
MetLife, Inc. lends funds, as necessary, through credit agreements or otherwise to its subsidiaries and affiliates, some of which are regulated, to meet their capital requirements or to provide liquidity. MetLife, Inc. had loans to subsidiaries outstanding of $85 million and $0 at March 31, 2021 and December 31, 2020, respectively.
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
Return on equity, allocated equity and related measures:
•Total MetLife, Inc.’s common stockholders’ equity, excluding accumulated other comprehensive income (“AOCI”) other than foreign currency translation adjustments (“FCTA”), is defined as total MetLife, Inc.’s common stockholders’ equity, excluding the net unrealized investment gains (losses) and defined benefit plans adjustment components of AOCI, net of income tax.

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
•Notable items reflect the unexpected impact of events that affect the Company’s results, but that were unknown and that the Company could not anticipate when it devised its business plan. Notable items also include certain items regardless of the extent anticipated in the business plan, to help investors have a better understanding of MetLife’s results and to evaluate and forecast those results. Notable items represent a positive (negative) impact to adjusted earnings available to common shareholders.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We regularly analyze our exposure to interest rate, equity market price and foreign currency exchange rate risks. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are materially exposed to changes in interest rates, foreign currency exchange rates and changes in the equity markets. We have exposure to market risk through our insurance operations and investment activities. Our exposure is and will remain elevated due to the COVID-19 Pandemic. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — COVID-19 Pandemic.” We use a variety of strategies to manage interest rate, foreign currency exchange rate and equity market risk, including the use of derivatives. A description of our market risk exposures may be found under “Quantitative and Qualitative Disclosures About Market Risk” included in the 2020 Annual Report.

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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
See Note 15 of the Notes to the Interim Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
Certain factors that may affect the Company’s business or operations are described under “Risk Factors” in Part I, Item 1A, of the 2020 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under Item 1A. Risk Factors. There have been no material changes to our risk factors from the risk factors previously disclosed in the 2020 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Purchases of MetLife, Inc. common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended March 31, 2021 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 — January 31, 2021	8,600,662	$49.41	8,600,662	$2,409,546,262
February 1 — February 28, 2021	4,769,757	$55.47	4,769,757	$2,144,958,542
March 1 — March 31, 2021	5,198,353	$59.63	5,197,719	$1,835,043,923
Total	18,568,772		18,568,138
__________________
(1)During the periods January 1 through January 31, 2021, February 1 through February 28, 2021 and March 1 through March 31, 2021, separate account index funds purchased 0 shares, 0 shares and 634 shares, respectively, of MetLife, Inc. common stock on the open market in non-discretionary transactions.
(2)In December 2020, MetLife, Inc. announced that its Board of Directors authorized $3.0 billion of common stock repurchases. At March 31, 2021, MetLife, Inc. had $1.8 billion of common stock repurchases remaining under the authorization. For more information on common stock repurchases, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Common Stock Repurchases.” See also “Risk Factors — Capital Risks — We May not be Able to Pay Dividends or Repurchase Our Stock Due to Legal and Regulatory Restrictions or Cash Buffer Needs” and Note 16 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report.

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

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

10.1	Amended and Restated Credit Agreement, dated as of February 26, 2021, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto.	8-K	001-15787	10.1	March 2, 2021

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METLIFE, INC.

By:	/s/ Tamara L. Schock
Name: Tamara L. Schock Title: Executive Vice President and Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)
Date: May 6, 2021