Form 10-Q
period 2021-06-30
METLIFE INC
filed 2021-08-06
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At July 30 2021, 856,897,461 shares of the registrant’s common stock were outstanding.

As used in this Form 10‑Q, “MetLife,” the “Company,” “we,” “our” and “us” refer to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates.
Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10‑Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events and do not relate strictly to historical or current facts. They use words and terms such as “anticipate,” “assume,” “become,” “believe,” “continue,” “could,” “expect,” “forecast,” “future,” “if,” “intend,” “likely,” “may,” “permit,” “plan,” “possible,” “potential,” “probable,” “project,” “propose,” “prospect,” “remain,” “renew,” “risk,” “should,” “target,” “ultimate,” “unlikely,” “well positioned,” “when,” “will,” “would” and other words and terms of similar meaning or that are otherwise tied to future periods or future performance, in each case in all derivative forms. They include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, future sales efforts, future expenses, the outcome of contingencies such as legal proceedings, and future trends in operations and financial results.
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

Part I — Financial Information
Item 1. Financial Statements
MetLife, Inc.
Interim Condensed Consolidated Balance Sheets
June 30, 2021 and December 31, 2020 (Unaudited)
(In millions, except share and per share data)

	June 30, 2021	December 31, 2020
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $307,102 and $310,811, respectively; allowance for credit loss of $99 and $81, respectively)	$340,695	$354,809
Equity securities, at estimated fair value	1,001	1,079
Contractholder-directed equity securities and fair value option securities, at estimated fair value	12,177	13,319
Mortgage loans (net of allowance for credit loss of $570 and $590, respectively; includes $140 and $165, respectively, under the fair value option)	81,497	83,919
Policy loans	9,256	9,493
Real estate and real estate joint ventures (includes $191 and $169, respectively, under the fair value option and $78 and $128, respectively, of real estate held-for-sale)	11,901	11,933
Other limited partnership interests	11,980	9,470
Short-term investments, principally at estimated fair value	3,759	3,904
Other invested assets (includes $2,132 and $2,156, respectively, of leveraged and direct financing leases and $391 and $332, respectively, relating to variable interest entities)	18,977	20,593
Total investments	491,243	508,519
Cash and cash equivalents, principally at estimated fair value (includes $5 and $12, respectively, relating to variable interest entities)	25,037	19,795
Accrued investment income	3,202	3,388
Premiums, reinsurance and other receivables (includes $5 and $4, respectively, relating to variable interest entities)	18,236	17,870
Deferred policy acquisition costs and value of business acquired	16,527	16,389
Current income tax recoverable	52	—
Goodwill	9,768	10,112
Assets held-for-sale	7,590	7,418
Other assets (includes $2 and $1, respectively, relating to variable interest entities)	11,651	11,685
Separate account assets	189,947	199,970
Total assets	$773,253	$795,146
Liabilities and Equity
Liabilities
Future policy benefits	$199,376	$206,656
Policyholder account balances	204,948	205,176
Other policy-related balances	17,527	17,101
Policyholder dividends payable	572	587
Policyholder dividend obligation	2,115	2,969
Payables for collateral under securities loaned and other transactions	30,620	29,475
Short-term debt	393	393
Long-term debt (includes $0 and $5, respectively, relating to variable interest entities)	14,518	14,603
Collateral financing arrangement	818	845
Junior subordinated debt securities	3,154	3,153
Current income tax payable	—	129
Deferred income tax liability	9,748	11,008
Liabilities held-for-sale	6,844	4,650
Other liabilities (includes $10 and $1, respectively, relating to variable interest entities)	23,250	23,614
Separate account liabilities	189,947	199,970
Total liabilities	703,830	720,329
Contingencies, Commitments and Guarantees (Note 15)
Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $3,905 and $4,405 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,185,931,582 and 1,181,614,288 shares issued, respectively; 861,057,466 and 892,910,600 shares outstanding, respectively	12	12
Additional paid-in capital	33,440	33,812
Retained earnings	39,318	36,491
Treasury stock, at cost; 324,874,116 and 288,703,688 shares, respectively	(15,941)	(13,829)
Accumulated other comprehensive income (loss) ("AOCI")	12,309	18,072
Total MetLife, Inc.’s stockholders’ equity	69,138	74,558
Noncontrolling interests	285	259
Total equity	69,423	74,817
Total liabilities and equity	$773,253	$795,146
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Six Months Ended June 30, 2021 and 2020 (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Premiums	$9,132	$8,736	$19,459	$18,202
Universal life and investment-type product policy fees	1,422	1,299	2,813	2,730
Net investment income	5,280	4,087	10,594	7,148
Other revenues	664	456	1,295	895
Net investment gains (losses)	1,605	231	1,739	(57)
Net derivative gains (losses)	421	(710)	(1,814)	3,491
Total revenues	18,524	14,099	34,086	32,409
Expenses
Policyholder benefits and claims	9,405	8,667	19,928	17,689
Interest credited to policyholder account balances	1,515	1,962	2,866	2,042
Policyholder dividends	236	290	483	582
Other expenses	2,881	2,983	6,031	6,256
Total expenses	14,037	13,902	29,308	26,569
Income (loss) before provision for income tax	4,487	197	4,778	5,840
Provision for income tax expense (benefit)	1,075	47	1,003	1,289
Net income (loss)	3,412	150	3,775	4,551
Less: Net income (loss) attributable to noncontrolling interests	5	5	10	8
Net income (loss) attributable to MetLife, Inc.	3,407	145	3,765	4,543
Less: Preferred stock dividends	35	77	103	109
Preferred stock redemption premium	6	—	6	—
Net income (loss) available to MetLife, Inc.’s common shareholders	$3,366	$68	$3,656	$4,434
Comprehensive income (loss)	$5,325	$5,957	$(1,987)	$10,064
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	6	6	11	10
Comprehensive income (loss) attributable to MetLife, Inc.	$5,319	$5,951	$(1,998)	$10,054

Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$3.85	$0.07	$4.16	$4.86
Diluted	$3.83	$0.07	$4.13	$4.84

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Equity
For the Six Months Ended June 30, 2021 and 2020 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$—	$12	$33,812	$36,491	$(13,829)	$18,072	$74,558	$259	$74,817
Treasury stock acquired in connection with share repurchases					(999)		(999)		(999)
Stock-based compensation			98				98		98
Dividends on preferred stock				(68)			(68)		(68)
Dividends on common stock (declared per share of $0.460)				(408)			(408)		(408)
Change in equity of noncontrolling interests							—	9	9
Net income (loss)				358			358	5	363
Other comprehensive income (loss), net of income tax						(7,675)	(7,675)	—	(7,675)
Balance at March 31, 2021	—	12	33,910	36,373	(14,828)	10,397	65,864	273	66,137
Redemption of preferred stock			(494)				(494)		(494)
Preferred stock redemption premium				(6)			(6)		(6)
Treasury stock acquired in connection with share repurchases					(1,113)		(1,113)		(1,113)
Stock-based compensation			24				24		24
Dividends on preferred stock				(35)			(35)		(35)
Dividends on common stock (declared per share of $0.480)				(421)			(421)		(421)
Change in equity of noncontrolling interests							—	6	6
Net income (loss)				3,407			3,407	5	3,412
Other comprehensive income (loss), net of income tax						1,912	1,912	1	1,913
Balance at June 30, 2021	$—	$12	$33,440	$39,318	$(15,941)	$12,309	$69,138	$285	$69,423

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$—	$12	$32,680	$33,078	$(12,678)	$13,052	$66,144	$238	$66,382
Cumulative effects of changes in accounting principles, net of income tax				(121)			(121)		(121)
Preferred stock issuance			972				972		972
Treasury stock acquired in connection with share repurchases					(500)		(500)		(500)
Stock-based compensation			59				59		59
Dividends on preferred stock				(32)			(32)		(32)
Dividends on common stock (declared per share of $0.440)				(404)			(404)		(404)
Net income (loss)				4,398			4,398	3	4,401
Other comprehensive income (loss), net of income tax						(295)	(295)	1	(294)
Balance at March 31, 2020	—	12	33,711	36,919	(13,178)	12,757	70,221	242	70,463
Stock-based compensation			17				17		17
Dividends on preferred stock				(77)			(77)		(77)
Dividends on common stock (declared per share of $0.460)				(419)			(419)		(419)
Change in equity of noncontrolling interests							—	(1)	(1)
Net income (loss)				145			145	5	150
Other comprehensive income (loss), net of income tax						5,806	5,806	1	5,807
Balance at June 30, 2020	$—	$12	$33,728	$36,568	$(13,178)	$18,563	$75,693	$247	$75,940
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2021 and 2020 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in) operating activities	$3,750	$2,693
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	44,199	40,034
Equity securities	335	125
Mortgage loans	8,626	5,057
Real estate and real estate joint ventures	736	103
Other limited partnership interests	332	160
Purchases and originations of:
Fixed maturity securities available-for-sale	(46,011)	(47,511)
Equity securities	(34)	(49)
Mortgage loans	(6,235)	(7,740)
Real estate and real estate joint ventures	(429)	(942)
Other limited partnership interests	(1,347)	(874)
Cash received in connection with freestanding derivatives	1,769	5,256
Cash paid in connection with freestanding derivatives	(5,602)	(2,017)
Sales of businesses, net of cash and cash equivalents disposed of $611 and $0, respectively	3,329	—
Net change in policy loans	137	12
Net change in short-term investments	116	(1,572)
Net change in other invested assets	40	65
Other, net	(6)	165
Net cash provided by (used in) investing activities	(45)	(9,728)
Cash flows from financing activities
Policyholder account balances:
Deposits	50,865	50,120
Withdrawals	(46,995)	(43,109)
Payables for collateral under securities loaned and other transactions:
Net change in payables for collateral under securities loaned and other transactions	506	7,401
Cash received for other transactions with tenors greater than three months	—	50
Cash paid for other transactions with tenors greater than three months	(100)	(50)
Long-term debt issued	15	1,074
Long-term debt repaid	(28)	(13)
Collateral financing arrangement repaid	(27)	(25)
Financing element on certain derivative instruments and other derivative related transactions, net	318	(242)
Treasury stock acquired in connection with share repurchases	(2,112)	(500)
Preferred stock issued, net of issuance costs	—	972
Redemption of preferred stock	(494)	—
Preferred stock redemption premium	(6)	—
Dividends on preferred stock	(103)	(109)
Dividends on common stock	(829)	(823)
Other, net	58	91
Net cash provided by (used in) financing activities	1,068	14,837
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(192)	(111)
Change in cash and cash equivalents	4,581	7,691
Cash and cash equivalents, including subsidiary held-for-sale, beginning of period	20,560	16,598
Cash and cash equivalents, including subsidiary held-for-sale, end of period	$25,141	$24,289
Cash and cash equivalents, subsidiary held-for-sale, beginning of period	$765	$—
Cash and cash equivalents, subsidiary held-for-sale, end of period	$104	$—
Cash and cash equivalents, beginning of period	$19,795	$16,598
Cash and cash equivalents, end of period	$25,037	$24,289

Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$440	$426
Income tax	$748	$130
Subsidiaries held-for-sale (Note 3):
Assets held-for-sale	$7,590	$—
Liabilities held-for-sale	6,844	—
Net assets held-for-sale	$746	$—
Non-cash transactions:
Operating lease liability associated with the recognition of right-of-use assets	$179	$52
Real estate and real estate joint ventures acquired in satisfaction of debt	$171	$—
Increase in equity securities due to in-kind distributions received from other limited partnership interests	$151	$40
Increase in policyholder account balances associated with funding agreement backed notes issued but not settled	$—	$750

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
Effective for contract modifications made between March 12, 2020 and December 31, 2022.
The new guidance reduces the operational and financial impacts of contract modifications that replace a reference rate, such as London Interbank Offered Rate (“LIBOR”), affected by reference rate reform. The adoption of the new guidance provides relief from current GAAP and is not expected to have a material impact on the Company’s interim condensed consolidated financial statements. The Company will continue to evaluate the impacts of reference rate reform on contract modifications and hedging relationships through December 31, 2022.

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
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s interim condensed consolidated financial statements or disclosures. ASUs issued but not yet adopted as of June 30, 2021 that are currently being assessed and may or may not have a material impact on the Company’s interim condensed consolidated financial statements or disclosures are summarized in the table below.

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
U.S.
The U.S. segment offers a broad range of protection products and services aimed at serving the financial needs of customers throughout their lives. These products are sold to corporations and their respective employees, other institutions and their respective members, as well as individuals. The U.S. segment is organized into two businesses: Group Benefits and Retirement and Income Solutions (“RIS”). Prior to its disposition, the Property & Casualty business was included in the U.S. segment. See Note 3.
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
•The Property & Casualty business offered personal lines of property and casualty insurance, including private passenger automobile and homeowners’ insurance.
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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and six months ended June 30, 2021 and 2020. The segment accounting policies are the same as those used to prepare the Company’s interim condensed consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended June 30, 2021	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,474	$1,582	$636	$621	$839	$(20)	$9,132	$—	$9,132
Universal life and investment-type product policy fees	282	436	287	107	273	1	1,386	36	1,422
Net investment income	1,998	1,158	308	62	1,543	48	5,117	163	5,280
Other revenues	380	19	11	16	69	109	604	60	664
Net investment gains (losses)	—	—	—	—	—	—	—	1,605	1,605
Net derivative gains (losses)	—	—	—	—	—	—	—	421	421
Total revenues	8,134	3,195	1,242	806	2,724	138	16,239	2,285	18,524
Expenses
Policyholder benefits and claims and policyholder dividends	5,739	1,233	724	333	1,549	(13)	9,565	76	9,641
Interest credited to policyholder account balances	359	496	60	25	210	—	1,150	365	1,515
Capitalization of DAC	(13)	(395)	(100)	(122)	(9)	(3)	(642)	—	(642)
Amortization of DAC and VOBA	8	296	83	94	56	3	540	(3)	537
Amortization of negative VOBA	—	(8)	—	(2)	—	—	(10)	—	(10)
Interest expense on debt	2	—	1	—	2	223	228	—	228
Other expenses	898	832	343	349	244	34	2,700	68	2,768
Total expenses	6,993	2,454	1,111	677	2,052	244	13,531	506	14,037
Provision for income tax expense (benefit)	239	221	34	35	136	(81)	584	491	1,075
Adjusted earnings	$902	$520	$97	$94	$536	$(25)	2,124
Adjustments to:
Total revenues							2,285
Total expenses							(506)
Provision for income tax (expense) benefit							(491)
Net income (loss)							$3,412		$3,412

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended June 30, 2020	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,184	$1,584	$489	$557	$889	$13	$8,716	$20	$8,736
Universal life and investment-type product policy fees	268	420	238	92	249	1	1,268	31	1,299
Net investment income	1,425	767	260	63	981	(52)	3,444	643	4,087
Other revenues	240	14	10	11	70	72	417	39	456
Net investment gains (losses)	—	—	—	—	—	—	—	231	231
Net derivative gains (losses)	—	—	—	—	—	—	—	(710)	(710)
Total revenues	7,117	2,785	997	723	2,189	34	13,845	254	14,099
Expenses
Policyholder benefits and claims and policyholder dividends	5,038	1,255	449	263	1,705	3	8,713	244	8,957
Interest credited to policyholder account balances	412	447	56	27	219	—	1,161	801	1,962
Capitalization of DAC	(122)	(351)	(74)	(115)	(5)	(2)	(669)	(2)	(671)
Amortization of DAC and VOBA	115	284	70	85	11	3	568	(8)	560
Amortization of negative VOBA	—	(8)	—	(2)	—	—	(10)	—	(10)
Interest expense on debt	2	—	1	—	1	228	232	—	232
Other expenses	1,012	797	307	328	239	134	2,817	55	2,872
Total expenses	6,457	2,424	809	586	2,170	366	12,812	1,090	13,902
Provision for income tax expense (benefit)	137	105	56	21	(1)	(120)	198	(151)	47
Adjusted earnings	$523	$256	$132	$116	$20	$(212)	835
Adjustments to:
Total revenues							254
Total expenses							(1,090)
Provision for income tax (expense) benefit							151
Net income (loss)							$150		$150

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Six Months Ended June 30, 2021	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$11,173	$3,267	$1,231	$1,219	$1,666	$38	$18,594	$865	$19,459
Universal life and investment-type product policy fees	579	894	557	174	547	1	2,752	61	2,813
Net investment income	4,008	2,422	607	125	3,189	60	10,411	183	10,594
Other revenues	776	37	21	29	131	195	1,189	106	1,295
Net investment gains (losses)	—	—	—	—	—	—	—	1,739	1,739
Net derivative gains (losses)	—	—	—	—	—	—	—	(1,814)	(1,814)
Total revenues	16,536	6,620	2,416	1,547	5,533	294	32,946	1,140	34,086
Expenses
Policyholder benefits and claims and policyholder dividends	11,881	2,530	1,485	676	3,072	27	19,671	740	20,411
Interest credited to policyholder account balances	718	985	119	49	420	—	2,291	575	2,866
Capitalization of DAC	(31)	(830)	(195)	(249)	(17)	(6)	(1,328)	(89)	(1,417)
Amortization of DAC and VOBA	24	610	143	156	110	5	1,048	79	1,127
Amortization of negative VOBA	—	(15)	—	(4)	—	—	(19)	—	(19)
Interest expense on debt	3	—	2	—	3	447	455	1	456
Other expenses	1,809	1,731	678	698	497	141	5,554	330	5,884
Total expenses	14,404	5,011	2,232	1,326	4,085	614	27,672	1,636	29,308
Provision for income tax expense (benefit)	446	466	47	56	294	(192)	1,117	(114)	1,003
Adjusted earnings	$1,686	$1,143	$137	$165	$1,154	$(128)	4,157
Adjustments to:
Total revenues							1,140
Total expenses							(1,636)
Provision for income tax (expense) benefit							114
Net income (loss)							$3,775		$3,775

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Six Months Ended June 30, 2020	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$10,858	$3,220	$1,129	$1,125	$1,793	$25	$18,150	$52	$18,202
Universal life and investment-type product policy fees	543	850	508	208	543	1	2,653	77	2,730
Net investment income	3,191	1,704	478	132	2,296	(36)	7,765	(617)	7,148
Other revenues	480	28	21	24	105	156	814	81	895
Net investment gains (losses)	—	—	—	—	—	—	—	(57)	(57)
Net derivative gains (losses)	—	—	—	—	—	—	—	3,491	3,491
Total revenues	15,072	5,802	2,136	1,489	4,737	146	29,382	3,027	32,409
Expenses
Policyholder benefits and claims and policyholder dividends	10,473	2,576	1,059	573	3,366	29	18,076	195	18,271
Interest credited to policyholder account balances	870	892	126	54	437	—	2,379	(337)	2,042
Capitalization of DAC	(234)	(772)	(174)	(245)	(10)	(5)	(1,440)	(5)	(1,445)
Amortization of DAC and VOBA	234	599	144	215	111	4	1,307	41	1,348
Amortization of negative VOBA	—	(16)	—	(4)	—	—	(20)	—	(20)
Interest expense on debt	4	—	2	—	3	445	454	—	454
Other expenses	2,078	1,671	652	660	467	270	5,798	121	5,919
Total expenses	13,425	4,950	1,809	1,253	4,374	743	26,554	15	26,569
Provision for income tax expense (benefit)	344	246	100	42	66	(286)	512	777	1,289
Adjusted earnings	$1,303	$606	$227	$194	$297	$(311)	2,316
Adjustments to:
Total revenues							3,027
Total expenses							(15)
Provision for income tax (expense) benefit							(777)
Net income (loss)							$4,551		$4,551

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)
The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	June 30, 2021	December 31, 2020
	(In millions)
U.S.	$283,698	$291,483
Asia	170,851	173,884
Latin America	66,728	75,047
EMEA	28,084	28,372
MetLife Holdings	181,609	184,566
Corporate & Other	42,283	41,794
Total	$773,253	$795,146
3. Dispositions
Pending Disposition of MetLife Poland and Greece
In July 2021, the Company entered into definitive agreements to sell its wholly-owned subsidiaries in Poland and Greece (collectively, “MetLife Poland and Greece”) to NN Group N.V. for $738 million in total consideration, including an expected pre-closing dividend of $43 million. In connection with the pending sale, an expected loss of $190 million, net of income tax, was recorded for the three months and six months ended June 30, 2021, which is reflected in net investment gains (losses). MetLife Poland and Greece results of operations are reported in the EMEA segment adjusted earnings through June 30, 2021. The transaction is expected to close in the first half of 2022 and is subject to regulatory approvals and satisfaction of other customary closing conditions.
The pending disposition meets the criteria for held-for-sale accounting but does not meet the criteria to be classified as discontinued operations. As a result, the related assets and liabilities are included in the separate held-for-sale line items of the asset and liability sections of the interim condensed consolidated balance sheet.
The following table summarizes the assets and liabilities held-for-sale:

June 30, 2021
(In millions)
Assets:
Fixed maturity securities available-for-sale	$2,235
Contractholder-directed equity securities	1,125
Other investments	139
Total investments	3,499
Cash and cash equivalents	104
Deferred policy acquisition costs and value of business acquired	144
Other	309
Separate accounts assets	3,534
Total assets held-for-sale	$7,590

Liabilities:
Future policy benefits	$975
Policyholder account balances	2,080
Other policy-related balances	110
Other	145
Separate account liabilities	3,534
Total liabilities held-for-sale	$6,844

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Dispositions (continued)

MetLife Poland and Greece income (loss) before provision for income tax as reflected in the interim condensed consolidated statements of operations was $13 million and $28 million for the three months and six months ended June 30, 2021, respectively, and $15 million and $34 million for the three months and six months ended June 30, 2020, respectively.
Disposition of Metropolitan Property and Casualty Insurance Company
In December 2020, the Company entered into a definitive agreement to sell its wholly-owned subsidiary, Metropolitan Property and Casualty Insurance Company and certain of its wholly-owned subsidiaries (collectively, “MetLife P&C”) to Farmers Group, Inc. for $3.9 billion in cash. In addition, the Company and the Farmers Exchanges agreed to establish a 10-year strategic partnership through which the Farmers Insurance Group will offer its personal line products on MetLife’s U.S. Group Benefits platform which commenced when the transaction closed. MetLife P&C results of operations are reported in the U.S. segment adjusted earnings through December 31, 2020. See Note 2 for more information on divested businesses. In April 2021, the Company completed the sale of MetLife P&C. As a result of the sale, the Company recognized a gain of $1.4 billion ($1.1 billion, net of income tax) in net investment gains (losses) for the three months and six months ended June 30, 2021.
The disposition met the criteria for held-for-sale accounting but did not meet the criteria to be classified as discontinued operations. As a result, the related assets and liabilities were included in the separate held-for-sale line items of the asset and liability sections of the interim condensed consolidated balance sheets at December 31, 2020.
The following table summarizes the assets and liabilities held-for-sale:

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
MetLife P&C income (loss) before provision for income tax as reflected in the interim condensed consolidated statements of operations was $121 million for the six months ended June 30, 2021, and $119 million and $234 million for the three months and six months ended June 30, 2020, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Dispositions (continued)

Disposition of Joint-stock Company MetLife Insurance Company
In January 2021, the Company completed the sale of its wholly-owned Russian subsidiary, the Joint-stock Company MetLife Insurance Company. See Note 3 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report for further information.
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
Information regarding the Company’s guarantee exposure, which includes direct and assumed business, but excludes offsets from hedging or ceded reinsurance, if any, was as follows at:

	June 30, 2021				December 31, 2020
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts:
Variable Annuity Guarantees:
Total account value (1), (2), (3)	$64,788		$24,095		$65,044		$24,170
Separate account value (1)	$43,396		$22,393		$42,585		$22,370
Net amount at risk (2)	$1,462	(4)	$451	(5)	$1,579	(4)	$614	(5)
Average attained age of contractholders	68 years		67 years		68 years		66 years
Other Annuity Guarantees:
Total account value (1), (3)	N/A		$5,349		N/A		$6,030
Net amount at risk	N/A		$195	(6)	N/A		$459	(6)
Average attained age of contractholders	N/A		56 years		N/A		50 years

	June 30, 2021		December 31, 2020
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts:
Total account value (1), (3)	$13,830	$2,743	$13,426	$2,808
Net amount at risk (7)	$79,880	$13,102	$82,940	$13,557
Average attained age of policyholders	55 years	66 years	54 years	65 years
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
Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Six Months Ended June 30,
	2021	2020
	(In millions)
Balance, beginning of period	$18,591	$19,216
Less: Reinsurance recoverables	2,417	2,377
Net balance, beginning of period	16,174	16,839
Incurred related to:
Current period	13,640	12,751
Prior periods (1)	802	170
Total incurred	14,442	12,921
Paid related to:
Current period	(8,806)	(8,214)
Prior periods	(5,408)	(4,375)
Total paid	(14,214)	(12,589)
Reclassified to liabilities held-for-sale (2)	(59)	—
Dispositions (3)	(53)	—
Net balance, end of period	16,290	17,171
Add: Reinsurance recoverables	2,883	2,519
Balance, end of period (included in future policy benefits and other policy-related balances)	$19,173	$19,690
__________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Insurance (continued)
(1)For both the six months ended June 30, 2021 and 2020, incurred claim activity and claim adjustment expenses associated with prior periods increased due to events incurred in prior periods but reported in the current period.
(2)See Note 3 for information on the pending disposition of MetLife Poland and Greece.
(3)See Note 3 for information on the Company’s business dispositions.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Closed Block (continued)
Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	June 30, 2021	December 31, 2020
	(In millions)
Closed Block Liabilities
Future policy benefits	$38,373	$38,758
Other policy-related balances	271	321
Policyholder dividends payable	340	337
Policyholder dividend obligation	2,115	2,969
Deferred income tax liability	161	130
Other liabilities	276	172
Total closed block liabilities	41,536	42,687
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	26,320	27,186
Equity securities, at estimated fair value	22	24
Mortgage loans	6,447	6,807
Policy loans	4,272	4,355
Real estate and real estate joint ventures	551	559
Other invested assets	484	468
Total investments	38,096	39,399
Cash and cash equivalents	199	—
Accrued investment income	386	402
Premiums, reinsurance and other receivables	52	50
Current income tax recoverable	46	28
Total assets designated to the closed block	38,779	39,879
Excess of closed block liabilities over assets designated to the closed block	2,757	2,808
AOCI:
Unrealized investment gains (losses), net of income tax	2,911	3,524
Unrealized gains (losses) on derivatives, net of income tax	47	23
Allocated to policyholder dividend obligation, net of income tax	(1,671)	(2,346)
Total amounts included in AOCI	1,287	1,201
Maximum future earnings to be recognized from closed block assets and liabilities	$4,044	$4,009
Information regarding the closed block policyholder dividend obligation was as follows:

	Six Months Ended June 30, 2021	Year Ended December 31, 2020
	(In millions)
Balance, beginning of period	$2,969	$2,020
Change in unrealized investment and derivative gains (losses)	(854)	949
Balance, end of period	$2,115	$2,969

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Closed Block (continued)
Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Revenues
Premiums	$325	$371	$645	$738
Net investment income	382	371	775	778
Net investment gains (losses)	(11)	10	(5)	(9)
Net derivative gains (losses)	6	(3)	7	23
Total revenues	702	749	1,422	1,530
Expenses
Policyholder benefits and claims	520	589	1,066	1,139
Policyholder dividends	173	217	351	436
Other expenses	24	25	49	52
Total expenses	717	831	1,466	1,627
Revenues, net of expenses before provision for income tax expense (benefit)	(15)	(82)	(44)	(97)
Provision for income tax expense (benefit)	(3)	(17)	(9)	(20)
Revenues, net of expenses and provision for income tax expense (benefit)	$(12)	$(65)	$(35)	$(77)
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

	June 30, 2021					December 31, 2020
	Amortized Cost		Gross Unrealized (1)		Estimated Fair Value	Amortized Cost		Gross Unrealized (1)		Estimated Fair Value
Sector		Allowance for Credit Loss	Gains	Losses			Allowance for Credit Loss	Gains	Losses
	(In millions)
U.S. corporate	$80,103	$(39)	$11,557	$250	$91,371	$79,788	$(44)	$13,924	$252	$93,416
Foreign government	58,674	(21)	6,728	751	64,630	63,243	(21)	8,883	406	71,699
Foreign corporate	59,400	(32)	6,690	453	65,605	60,995	(16)	8,897	468	69,408
U.S. government and agency	41,292	—	5,599	335	46,556	39,094	—	8,095	89	47,100
RMBS	28,211	—	1,753	116	29,848	28,415	—	2,062	42	30,435
ABS	16,519	—	224	30	16,713	16,963	—	231	75	17,119
Municipals	11,439	—	2,497	13	13,923	10,982	—	2,746	6	13,722
CMBS	11,464	(7)	633	41	12,049	11,331	—	681	102	11,910
Total fixed maturity securities AFS	$307,102	$(99)	$35,681	$1,989	$340,695	$310,811	$(81)	$45,519	$1,440	$354,809
_________________
(1)Excludes gross unrealized gains (losses) related to assets held-for-sale; these unrealized gains (losses) are included in AOCI as no component of equity is held-for-sale. See Note 3 for information on the Company’s business dispositions.
Maturities of Fixed Maturity Securities AFS
The amortized cost, net of allowance for credit loss (“ACL”), and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at June 30, 2021:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost, net of ACL	$10,526	$52,424	$57,986	$129,880	$56,187	$307,003
Estimated fair value	$10,670	$55,246	$64,867	$151,302	$58,610	$340,695

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

	June 30, 2021				December 31, 2020
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
Sector & Credit Quality	Estimated Fair Value	Gross Unrealized Losses (1)	Estimated Fair Value	Gross Unrealized Losses (1)	Estimated Fair Value	Gross Unrealized Losses (1)	Estimated Fair Value	Gross Unrealized Losses (1)
	(Dollars in millions)
U.S. corporate	$5,081	$169	$1,278	$77	$4,338	$196	$506	$50
Foreign government	8,679	409	2,751	338	6,795	305	836	100
Foreign corporate	5,915	275	1,991	178	4,856	321	1,255	147
U.S. government and agency	10,982	318	144	17	4,619	87	33	2
RMBS	5,353	98	442	18	1,531	27	152	14
ABS	3,105	13	1,078	16	3,428	26	2,842	49
Municipals	554	13	6	—	273	6	—	—
CMBS	815	14	763	27	1,887	63	612	39
Total fixed maturity securities AFS	$40,484	$1,309	$8,453	$671	$27,727	$1,031	$6,236	$401
Investment grade	$38,324	$1,225	$7,132	$548	$24,572	$829	$5,841	$350
Below investment grade	2,160	84	1,321	123	3,155	202	395	51
Total fixed maturity securities AFS	$40,484	$1,309	$8,453	$671	$27,727	$1,031	$6,236	$401
Total number of securities in an unrealized loss position	2,939		827		2,177		690
________________
(1)Excludes gross unrealized losses related to assets held-for-sale; these unrealized losses are included in AOCI as no component of equity is held-for-sale. See Note 3 for information on the Company’s business dispositions.
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
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL increased $548 million for the six months ended June 30, 2021 to $2.0 billion primarily due to increases in interest rates, partially offset by narrowing credit spreads.
Gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater were $671 million at June 30, 2021, or 34% of the total gross unrealized losses on securities without an ACL.
Investment Grade Fixed Maturity Securities AFS
Of the $671 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $548 million, or 82%, were related to 641 investment grade securities. Unrealized losses on investment grade securities are principally related to widening credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
Below Investment Grade Fixed Maturity Securities AFS
Of the $671 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $123 million, or 18%, were related to 186 below investment grade securities. Unrealized losses on below investment grade securities are principally related to U.S. and foreign corporate securities (primarily industrial and consumer), foreign government securities and CMBS and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty, as well as, with respect to fixed-rate securities, rising interest rates since purchase. Management evaluates U.S. corporate and foreign corporate securities based on factors such as expected cash flows, financial condition and near-term and long-term prospects of the issuers. Management evaluates CMBS based on actual and projected cash flows after considering the quality of underlying collateral, credit enhancements, expected prepayment speeds, current and forecasted loss severity, the payment terms of the underlying assets backing a particular security and the payment priority within the tranche structure of the security. Management evaluates foreign government securities based on factors impacting the issuers such as expected cash flows, financial condition of the issuers and any country specific economic conditions or public sector programs to restructure foreign government securities.
Current Period Evaluation
At June 30, 2021, with respect to securities in an unrealized loss position without an ACL, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Based on the Company’s current evaluation of its securities in an unrealized loss position without an ACL, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at June 30, 2021.
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

	U.S. Corporate	Foreign Government	Foreign Corporate	RMBS	CMBS	Total
Three Months Ended June 30, 2021	(In millions)
Balance, at beginning of period	$43	$21	$33	$—	$7	$104
Additions:
ACL not previously recorded	—	—	4	—	4	8
Changes for securities with previously recorded ACL	4	—	(1)	—	(4)	(1)
Securities sold or exchanged	(8)	—	(4)	—	—	(12)
Securities intended/required to be sold prior to recovery of amortized cost basis	—	—	—	—	—	—
Balance, at end of period	$39	$21	$32	$—	$7	$99
Three Months Ended June 30, 2020
Balance, at beginning of period	$51	$136	$—	$—	$—	$187
Additions:
ACL not previously recorded	7	3	16	2	—	28
Changes for securities with previously recorded ACL	(7)	(4)	—	—	—	(11)
Securities sold or exchanged	(20)	(6)	—	—	—	(26)
Securities intended/required to be sold prior to recovery of amortized cost basis	(1)	—	—	—	—	(1)
Balance, at end of period	$30	$129	$16	$2	$—	$177

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

	U.S. Corporate	Foreign Government	Foreign Corporate	RMBS	CMBS	Total
Six Months Ended June 30, 2021	(In millions)
Balance, at beginning of period	$44	$21	$16	$—	$—	$81
Additions:
ACL not previously recorded	—	—	25	—	11	36
Changes for securities with previously recorded ACL	3	—	(5)	—	(4)	(6)
Securities sold or exchanged	(8)	—	(4)	—	—	(12)
Securities intended/required to be sold prior to recovery of amortized cost basis	—	—	—	—	—	—
Balance, at end of period	$39	$21	$32	$—	$7	$99
Six Months Ended June 30, 2020
Balance, at beginning of period	$—	$—	$—	$—	$—	$—
Additions:
ACL not previously recorded	58	139	16	2	—	215
Changes for securities with previously recorded ACL	(7)	(4)	—	—	—	(11)
Securities sold or exchanged	(20)	(6)	—	—	—	(26)
Securities intended/required to be sold prior to recovery of amortized cost basis	(1)	—	—	—	—	(1)
Balance, at end of period	$30	$129	$16	$2	$—	$177
Equity Securities
Equity securities include common and preferred stock which are reported at estimated fair value, with changes in estimated fair value included in net investment gains (losses). See Note 8 for further information.
Contractholder-Directed Equity Securities and Fair Value Option Securities
Contractholder-directed equity securities and FVO securities (“FVO Securities”) (collectively, “Unit-linked and FVO Securities”) include three categories of investments for which the FVO has been elected, or are otherwise required to be carried at estimated fair value, with changes in estimated fair value included in net income. See Note 8 for further information.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2021		December 31, 2020
Portfolio Segment	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$51,602	63.3%	$52,434	62.5%
Agricultural	18,044	22.1	18,128	21.6
Residential	12,281	15.1	13,782	16.4
Total amortized cost	81,927	100.5	84,344	100.5
Allowance for credit loss	(570)	(0.7)	(590)	(0.7)
Subtotal mortgage loans, net	81,357	99.8	83,754	99.8
Residential — FVO	140	0.2	165	0.2
Total mortgage loans, net	$81,497	100.0%	$83,919	100.0%
The Company elects the FVO for certain residential mortgage loans that are managed on a total return basis. See Note 8 for further information.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
The amount of net discounts, included within total amortized cost, primarily attributable to residential mortgage loans was $843 million and $944 million at June 30, 2021 and December 31, 2020, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at June 30, 2021 and December 31, 2020 was $193 million and $209 million; $156 million and $174 million; and $100 million and $108 million, respectively.
Purchases of mortgage loans, consisting primarily of residential mortgage loans, were $532 million and $986 million for the three months and six months ended June 30, 2021, respectively, and $417 million and $1.7 billion for the three months and six months ended June 30, 2020, respectively.
Allowance for Credit Loss Rollforward by Portfolio Segment
The changes in the ACL, by portfolio segment, were as follows:

	Six Months Ended June 30,
	2021				2020
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$252	$106	$232	$590	$246	$52	$55	$353
Provision (release)	22	(7)	(23)	(8)	47	6	62	115
Adoption of credit loss guidance	—	—	—	—	(118)	35	161	78
Initial credit losses on PCD loans (1)	—	—	2	2	—	—	16	16
Charge-offs, net of recoveries	—	(13)	(1)	(14)	—	(2)	(5)	(7)
Balance, end of period	$274	$86	$210	$570	$175	$91	$289	$555
_________________
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
Commercial
For some commercial mortgage loan borrowers (principally in the retail and hotel sectors), the Company granted concessions which were primarily interest and principal payment deferrals generally ranging from three to four months and, to a much lesser extent, maturity date extensions. Deferred commercial mortgage loan interest and principal payments were $30 million at June 30, 2021.
Agricultural
For some agricultural mortgage loan borrowers (principally in the annual crops and agribusiness sectors), the Company granted concessions which were primarily principal payment deferrals generally ranging from three to 12 months, and covenant changes and, to a much lesser extent, maturity date extensions. Deferred agricultural mortgage loan interest and principal payments were $4 million at June 30, 2021.
Residential
For some residential mortgage loan borrowers, the Company granted concessions which were primarily three-month interest and principal payment deferrals. Deferred residential mortgage loan interest and principal payments were $34 million at June 30, 2021.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at June 30, 2021:

Credit Quality Indicator	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$2,289	$5,108	$4,305	$5,301	$4,069	$12,943	$1,980	$35,995	69.8%
65% to 75%	747	1,262	4,003	2,458	1,465	2,673	—	12,608	24.4
76% to 80%	66	40	340	66	404	503	—	1,419	2.7
Greater than 80%	8	—	4	80	249	1,239	—	1,580	3.1
Total	$3,110	$6,410	$8,652	$7,905	$6,187	$17,358	$1,980	$51,602	100.0%
DSCR:
> 1.20x	$2,937	$5,671	$8,214	$7,880	$5,667	$15,787	$1,980	$48,136	93.3%
1.00x - 1.20x	86	450	65	25	135	787	—	1,548	3.0
<1.00x	87	289	373	—	385	784	—	1,918	3.7
Total	$3,110	$6,410	$8,652	$7,905	$6,187	$17,358	$1,980	$51,602	100.0%
The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at June 30, 2021:

Credit Quality Indicator	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$994	$3,079	$1,951	$2,833	$973	$5,518	$860	$16,208	89.8%
65% to 75%	234	405	175	101	52	582	100	1,649	9.1
76% to 80%	—	—	—	—	—	11	—	11	0.1
Greater than 80%	—	—	134	—	—	42	—	176	1.0
Total	$1,228	$3,484	$2,260	$2,934	$1,025	$6,153	$960	$18,044	100.0%
The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at June 30, 2021:

Credit Quality Indicator	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$103	$526	$1,783	$840	$378	$8,177	$—	$11,807	96.1%
Nonperforming (1)	—	4	56	17	6	391	—	474	3.9
Total	$103	$530	$1,839	$857	$384	$8,568	$—	$12,281	100.0%
__________________
(1)Includes residential mortgage loans in process of foreclosure of $83 million and $103 million at June 30, 2021 and December 31, 2020, respectively.
LTV ratios compare the unpaid principal balance of the loan to the estimated fair value of the underlying collateral. At June 30, 2021, the amortized cost of commercial and agricultural mortgage loans with an LTV ratio in excess of 100% was $668 million, or less than 1% of total commercial and agricultural mortgage loans.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both June 30, 2021 and December 31, 2020. The Company defines delinquency consistent with industry

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL, by portfolio segment, were as follows:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual
Portfolio Segment	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
	(In millions)
Commercial	$—	$10	$—	$7	$163	$317
Agricultural	227	252	3	20	259	266
Residential	474	556	8	64	466	534
Total	$701	$818	$11	$91	$888	$1,117
The amortized cost for nonaccrual commercial, agricultural and residential mortgage loans at beginning of year 2020 was $176 million, $137 million and $418 million, respectively. The amortized cost for nonaccrual commercial mortgage loans with no ACL was $0 and $168 million at June 30, 2021 and December 31, 2020, respectively. The amortized cost for nonaccrual agricultural mortgage loans with no ACL was $192 million and $178 million at June 30, 2021 and December 31, 2020, respectively. There were no nonaccrual residential mortgage loans without an ACL at either June 30, 2021 or December 31, 2020.
Real Estate and Real Estate Joint Ventures
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method real estate joint ventures. Real estate investments, by income type, as well as income earned, were as follows at and for the periods indicated:

	June 30, 2021	December 31, 2020	Three Months Ended June 30,		Six Months Ended June 30,
			2021	2020	2021	2020
Income Type	Carrying Value		Income
	(In millions)
Leased real estate investments	$5,245	$5,450	$108	$101	$219	$207
Other real estate investments	440	419	44	24	86	59
Real estate joint ventures	6,216	6,064	53	(23)	76	1
Total real estate and real estate joint ventures	$11,901	$11,933	$205	$102	$381	$267
The carrying value of real estate investments acquired through foreclosure was $185 million and $20 million at June 30, 2021 and December 31, 2020, respectively. Depreciation expense on real estate investments was $31 million and $61 million for the three months and six months ended June 30, 2021, respectively, and $31 million and $59 million for the three months and six months ended June 30, 2020, respectively. Real estate investments were net of accumulated depreciation of $917 million and $1.1 billion at June 30, 2021 and December 31, 2020, respectively.
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
Leveraged and Direct Financing Leases
The Company has diversified leveraged lease and direct financing lease portfolios. Its leveraged leases principally include renewable energy generation facilities, rail cars, commercial real estate and commercial aircraft, and its direct financing leases principally include commercial real estate. These assets are leased through a variety of lease arrangements, which may include options to renew or extend the lease and options for the lessee to purchase the property. Residual values are estimated using available third-party data at inception of the lease. Risk is managed through lessee credit analysis, asset allocation, geographic diversification, and ongoing reviews of estimated residual values, using available third-party data and, in certain leases, linking the amount of future rental receipts to changes in inflation rates. Generally, estimated residual values are not guaranteed by the lessee or a third-party.
Lease receivables are generally due in periodic installments. The payment periods for leveraged leases generally range from one to 11 years, but in certain circumstances can be over 11 years, while the payment periods for direct financing leases generally range from one to 25 years but in certain circumstances can be over 25 years.
The Company records an allowance for expected lifetime credit loss in an amount that represents the portion of the investment in leases that the Company does not expect to collect, resulting in the investment in leases being presented at the net amount expected to be collected. In determining the ACL, management: (i) pools leases that share similar risk characteristics, (ii) considers expected lifetime credit loss over the contractual term of the lease, and (iii) considers past events and current and forecasted economic conditions. Leases with dissimilar risk characteristics are evaluated individually for credit loss. Expected lifetime credit loss on leveraged lease receivables is estimated using a probability of default and loss given default model, where the probability of default incorporates third-party credit ratings of the lessee and the related historical default data. Direct financing leases principally relate to leases of commercial real estate; accordingly, expected lifetime credit loss is estimated on such lease receivables consistent with the methodology for commercial mortgage loans (see “— Mortgage Loans — Allowance for Credit Loss Methodology”). The Company also assesses the non-guaranteed residual values for recoverability by comparison to the current estimated fair value of the leased asset and considers other relevant market information such as independent third-party forecasts, consulting, asset brokerage and investment banking reports and data, comparable market transactions, and factors such as the competitive dynamics impacting specific industries, technological change and obsolescence, government and regulatory rules, tax policy, potential environmental liabilities and litigation.
The investment in leveraged and direct financing leases, net of ACL, was $796 million and $1.3 billion, respectively, at June 30, 2021 and $816 million and $1.3 billion, respectively, at December 31, 2020. The ACL for leveraged and direct financing leases was $42 million and $44 million at June 30, 2021 and December 31, 2020, respectively.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $13.4 billion and $9.7 billion at June 30, 2021 and December 31, 2020, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities AFS and derivatives and the effect on policyholder liabilities, DAC, VOBA and deferred sales inducements (“DSI”) that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	June 30, 2021	December 31, 2020
	(In millions)
Fixed maturity securities AFS	$33,813	$44,415
Derivatives	1,353	1,924
Other	233	267
Subtotal	35,399	46,606
Amounts allocated from:
Policyholder liabilities	(6,862)	(10,797)
DAC, VOBA and DSI	(3,451)	(4,050)
Subtotal	(10,313)	(14,847)
Deferred income tax benefit (expense)	(6,456)	(8,009)
Net unrealized investment gains (losses)	18,630	23,750
Net unrealized investment gains (losses) attributable to noncontrolling interests	(22)	(20)
Net unrealized investment gains (losses) attributable to MetLife, Inc.	$18,608	$23,730
The changes in net unrealized investment gains (losses) were as follows:

Six Months Ended June 30, 2021
(In millions)
Balance, beginning of period	$23,730
Unrealized investment gains (losses) during the period	(11,207)
Unrealized investment gains (losses) relating to:
Policyholder liabilities	3,935
DAC, VOBA and DSI	599
Deferred income tax benefit (expense)	1,553
Net unrealized investment gains (losses)	18,610
Net unrealized investment gains (losses) attributable to noncontrolling interests	(2)
Balance, end of period	$18,608
Change in net unrealized investment gains (losses)	$(5,120)
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	(2)
Change in net unrealized investment gains (losses) attributable to MetLife, Inc.	$(5,122)
Concentrations of Credit Risk
Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at estimated fair value at June 30, 2021 and December 31, 2020, were in fixed income securities of the Japanese government and its agencies of $33.8 billion and $35.8 billion, respectively, and in fixed income securities of the South Korean government and its agencies of $7.4 billion and $8.0 billion, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
Securities Lending and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of the outstanding securities lending and repurchase agreements is as follows:

	June 30, 2021			December 31, 2020
	Securities (1)			Securities (1)
Agreement Type	Estimated Fair Value	Cash Collateral Received from Counterparties (2), (3)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2), (3)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$20,110	$20,480	$20,573	$18,262	$18,628	$18,884
Repurchase agreements	$3,551	$3,460	$3,497	$3,276	$3,210	$3,251
__________________
(1)Securities on loan in connection with these programs are included within fixed maturity securities AFS and short-term investments.
(2)In connection with securities lending and repurchase agreements, in addition to cash collateral received, the Company received from counterparties non-cash security collateral of $31 million and $1 million at June 30, 2021 and December 31, 2020, respectively, which is not reflected on the interim condensed consolidated financial statements.
(3)The liability for cash collateral for these programs is included within payables for collateral under securities loaned and other transactions and other liabilities.
Contractual Maturities
A summary of the remaining contractual maturities of securities lending and repurchase agreements is as follows:

	June 30, 2021					December 31, 2020
	Remaining Maturities					Remaining Maturities
Security Type	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total
	(In millions)
Cash collateral liability by loaned security type:
Securities lending:
U.S. government and agency	$5,063	$7,818	$6,446	$—	$19,327	$2,946	$10,553	$4,009	$—	$17,508
Foreign government	—	296	731	—	1,027	—	291	826	—	1,117
Agency RMBS	—	—	124	—	124	—	—	—	—	—
U.S. corporate	1	—	—	—	1	3	—	—	—	3
Municipals	1	—	—	—	1	—	—	—	—	—
Total	$5,065	$8,114	$7,301	$—	$20,480	$2,949	$10,844	$4,835	$—	$18,628

Repurchase agreements:
U.S. government and agency	$—	$3,460	$—	$—	$3,460	$—	$3,210	$—	$—	$3,210
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

	June 30, 2021	December 31, 2020
	(In millions)
Invested assets on deposit (regulatory deposits)	$1,892	$1,933
Invested assets held in trust (external reinsurance agreements) (1)	1,107	1,124
Invested assets pledged as collateral (2)	25,752	25,884
Total invested assets on deposit, held in trust and pledged as collateral	$28,751	$28,941
__________________
(1)    Represents assets held in trust related to third-party reinsurance agreements. Excludes assets held in trust of $2.1 billion and $2.4 billion related to reinsurance agreements between wholly-owned subsidiaries as of June 30, 2021 and December 31, 2020, respectively.
(2)     The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements, secured debt, a collateral financing arrangement (see Notes 4, 13 and 14 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report) and derivative transactions (see Note 7).
See “— Securities Lending and Repurchase Agreements” for information regarding securities supporting securities lending and repurchase agreement transactions and Note 5 for information regarding investments designated to the closed block. In addition, the Company’s investment in Federal Home Loan Bank common stock, which is considered restricted until redeemed by the issuers, was $791 million and $814 million, at redemption value, at June 30, 2021 and December 31, 2020, respectively.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
The following table presents the total assets and total liabilities relating to investment-related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	June 30, 2021		December 31, 2020
Asset Type	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Investment funds (1)	$319	$10	$258	$1
Renewable energy partnership (1)	82	—	87	—
Other investments (2)	2	—	4	5
Total	$403	$10	$349	$6
__________________
(1)Assets of the investment funds and renewable energy partnership primarily consisted of other invested assets.
(2)Assets of other investments primarily consisted of other assets at June 30, 2021, and cash and cash equivalents at December 31, 2020.
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	June 30, 2021		December 31, 2020
Asset Type	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS (2)	$60,152	$60,152	$60,115	$60,115
Other limited partnership interests	10,766	17,029	8,355	14,911
Other invested assets	1,217	1,293	1,320	1,404
Other investments	660	663	619	639
Total	$72,795	$79,137	$70,409	$77,069
__________________
(1)The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third-parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $3 million at both June 30, 2021 and December 31, 2020. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.
(2)For variable interests in Structured Products included within fixed maturity securities AFS, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 15, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for either the six months ended June 30, 2021 or 2020.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Asset Type	2021	2020	2021	2020
	(In millions)
Fixed maturity securities AFS	$2,739	$2,787	$5,492	$5,662
Equity securities	9	11	20	25
FVO Securities (1)	50	114	86	36
Mortgage loans	885	862	1,748	1,746
Policy loans	120	124	241	250
Real estate and real estate joint ventures	205	102	381	267
Other limited partnership interests	1,047	(607)	2,329	(287)
Cash, cash equivalents and short-term investments	24	52	49	144
Operating joint ventures	15	31	38	56
Other	40	29	94	131
Subtotal investment income	5,134	3,505	10,478	8,030
Less: Investment expenses	232	236	469	560
Subtotal, net	4,902	3,269	10,009	7,470
Unit-linked investments (1)	378	818	585	(322)
Net investment income	$5,280	$4,087	$10,594	$7,148
__________________
(1)Changes in estimated fair value subsequent to purchase of FVO Securities and contractholder-directed equity securities supporting unit-linked variable annuity type liabilities (“Unit-linked investments”) still held as of the end of the respective periods and included in net investment income were $347 million and $549 million for the three months and six months ended June 30, 2021, respectively, and $766 million and ($322) million for the three months and six months ended June 30, 2020, respectively.
Net investment income from equity method investments, comprised of real estate joint ventures, other limited partnership interests, tax credit and renewable energy partnerships and operating joint ventures, totaled $1.0 billion and $2.3 billion for the three months and six months ended June 30, 2021, respectively, and ($688) million and ($365) million for the three months and six months ended June 30, 2020, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Asset Type	2021	2020	2021	2020
	(In millions)
Fixed maturity securities AFS	$5	$150	$(62)	$154
Equity securities (1)	55	72	130	(212)
FVO Securities	1	(4)	4	(3)
Mortgage loans	(2)	(80)	58	(143)
Real estate and real estate joint ventures	368	2	416	3
Other limited partnership interests	(8)	1	(13)	5
Other (2), (3)	22	101	42	125
Subtotal	441	242	575	(71)
Change in estimated fair value of other limited partnership interests and real estate joint ventures	5	(13)	14	(12)
Non-investment portfolio gains (losses) (4)	1,159	2	1,150	26
Subtotal	1,164	(11)	1,164	14
Total net investment gains (losses)	$1,605	$231	$1,739	$(57)
__________________
(1)Changes in estimated fair value subsequent to purchase for equity securities still held as of the end of the periods included in net investment gains (losses) were $50 million and $113 million for the three months and six months ended June 30, 2021, respectively, and $63 million and ($193) million for the three months and six months ended June 30, 2020, respectively.
(2)Other gains (losses) included de-designated cash flow hedge gains of $19 million and $48 million for the three months and six months ended June 30, 2021, respectively, and $43 million and $55 million for the three months and six months ended June 30, 2020, respectively.
(3)Other gains (losses) included a leveraged lease gain of $81 million for both the three months and six months ended June 30, 2020.
(4)See Note 3 for information on the Company’s business dispositions.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were $10 million and $19 million for the three months and six months ended June 30, 2021, respectively, and $19 million and $70 million for the three months and six months ended June 30, 2020, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
Fixed Maturity Securities AFS - Sales and Disposals and Credit Loss
Sales of securities are determined on a specific identification basis. Proceeds from sales or disposals and the components of net investment gains (losses) were as shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Proceeds	$10,923	$9,981	$26,563	$22,070
Gross investment gains	$145	$424	$363	$761
Gross investment (losses)	(132)	(266)	(391)	(384)
Net credit loss (provision) release	(8)	(8)	(34)	(223)
Net investment gains (losses)	$5	$150	$(62)	$154
7. Derivatives
Accounting for Derivatives
See Note 1 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report for a description of the Company’s accounting policies for derivatives and Note 8 for information about the fair value hierarchy for derivatives.
Derivative Strategies
Types of Derivative Instruments and Derivative Strategies
The Company is exposed to various risks relating to its ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. The Company uses a variety of strategies to manage these risks, including the use of derivatives. Commonly used derivative instruments include, but are not limited to:
•Interest rate derivatives: swaps, total return swaps, caps, floors, futures, swaptions, forwards and synthetic guaranteed interest contracts (“GICs”);
•Foreign currency exchange rate derivatives: swaps, forwards, options and exchange-traded futures;
•Credit derivatives: purchased or written single name or index credit default swaps, and forwards; and
•Equity derivatives: index options, variance swaps, exchange-traded futures and total return swaps.
For detailed information on these contracts and the related strategies, see Note 9 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		June 30, 2021			December 31, 2020
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$3,581	$2,165	$3	$3,186	$3,224	$4
Foreign currency swaps	Foreign currency exchange rate	908	6	59	1,106	8	78
Foreign currency forwards	Foreign currency exchange rate	1,736	—	77	1,936	24	—
Subtotal		6,225	2,171	139	6,228	3,256	82
Cash flow hedges:
Interest rate swaps	Interest rate	4,480	25	—	4,750	44	—
Interest rate forwards	Interest rate	7,234	75	183	7,377	513	120
Foreign currency swaps	Foreign currency exchange rate	40,972	1,358	1,712	38,604	1,549	2,017
Subtotal		52,686	1,458	1,895	50,731	2,106	2,137
Net investment in a foreign operation (“NIFO”) hedges:
Foreign currency forwards	Foreign currency exchange rate	341	8	—	164	—	3
Currency options	Foreign currency exchange rate	3,000	113	—	3,600	70	—
Subtotal		3,341	121	—	3,764	70	3
Total qualifying hedges		62,252	3,750	2,034	60,723	5,432	2,222
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	43,920	3,923	64	49,561	3,683	38
Interest rate floors	Interest rate	12,201	241	—	12,701	350	—
Interest rate caps	Interest rate	76,614	63	—	40,730	13	—
Interest rate futures	Interest rate	2,427	—	4	1,498	—	2
Interest rate options	Interest rate	13,342	541	25	17,746	502	5
Interest rate forwards	Interest rate	309	—	37	351	—	10
Interest rate total return swaps	Interest rate	1,048	15	22	1,048	—	59
Synthetic GICs	Interest rate	37,773	—	—	38,646	—	—
Foreign currency swaps	Foreign currency exchange rate	12,667	624	591	13,265	603	693
Foreign currency forwards	Foreign currency exchange rate	14,810	119	569	15,643	209	310
Currency futures	Foreign currency exchange rate	869	—	4	914	3	—
Currency options	Foreign currency exchange rate	900	—	—	1,350	—	—
Credit default swaps — purchased	Credit	2,999	12	115	2,978	9	121
Credit default swaps — written	Credit	9,216	192	6	9,609	196	—
Equity futures	Equity market	4,227	9	9	5,427	14	38
Equity index options	Equity market	30,947	853	478	22,954	834	437
Equity variance swaps	Equity market	716	17	15	716	15	12
Equity total return swaps	Equity market	2,554	2	55	3,294	3	282
Total non-designated or nonqualifying derivatives		267,539	6,611	1,994	238,431	6,434	2,007
Total		$329,791	$10,361	$4,028	$299,154	$11,866	$4,229

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both June 30, 2021 and December 31, 2020. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules, (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship, (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income, and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Three Months Ended June 30, 2021
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$—	$—	$—	$237	$—	$—	N/A
Hedged items	1	—	—	(242)	—	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(1)	(7)	—	—	—	—	N/A
Hedged items	1	7	—	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	(2)	—	—	—	—	N/A
Subtotal	1	(2)	—	(5)	—	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$510
Amount of gains (losses) reclassified from AOCI into income	15	19	—	—	—	—	(34)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	322
Amount of gains (losses) reclassified from AOCI into income	1	95	—	—	—	1	(97)
Foreign currency transaction gains (losses) on hedged items	—	(95)	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(4)
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	16	19	—	—	—	1	697
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	N/A	N/A	N/A	N/A	N/A	17
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	2
Subtotal	N/A	N/A	N/A	N/A	N/A	N/A	19
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	—	636	8	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	(123)	—	—	—	N/A
Credit derivatives — purchased (1)	—	—	(7)	—	—	—	N/A
Credit derivatives — written (1)	—	—	30	—	—	—	N/A
Equity derivatives (1)	(15)	—	(363)	(103)	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	7	—	—	—	N/A
Subtotal	(15)	—	180	(95)	—	—	N/A
Earned income on derivatives	27	—	245	52	(38)	—	—
Embedded derivatives (2)	N/A	N/A	(4)	—	N/A	N/A	N/A
Total	$29	$17	$421	$(48)	$(38)	$1	$716

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

	Six Months Ended June 30, 2021
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$3	$—	$—	$(365)	$—	$—	N/A
Hedged items	(2)	—	—	331	—	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	12	(135)	—	—	—	—	N/A
Hedged items	(11)	130	—	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	(4)	—	—	—	—	N/A
Subtotal	2	(9)	—	(34)	—	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(711)
Amount of gains (losses) reclassified from AOCI into income	27	48	—	—	—	1	(76)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	169
Amount of gains (losses) reclassified from AOCI into income	4	(124)	—	—	—	1	119
Foreign currency transaction gains (losses) on hedged items	—	116	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(72)
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	31	40	—	—	—	2	(571)
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	N/A	N/A	N/A	N/A	N/A	46
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	29
Subtotal	N/A	N/A	N/A	N/A	N/A	N/A	75
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	2	—	(1,614)	(39)	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	(606)	3	—	—	N/A
Credit derivatives — purchased (1)	—	—	12	—	—	—	N/A
Credit derivatives — written (1)	—	—	35	—	—	—	N/A
Equity derivatives (1)	(32)	—	(1,039)	(207)	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	232	—	—	—	N/A
Subtotal	(30)	—	(2,980)	(243)	—	—	N/A
Earned income on derivatives	66	—	497	105	(77)	—	—
Embedded derivatives (2)	N/A	N/A	669	—	N/A	N/A	N/A
Total	$69	$31	$(1,814)	$(172)	$(77)	$2	$(496)

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
(2)The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($8) million and ($51) million for the three months and six months ended June 30, 2021, respectively, and ($110) million and $75 million for the three months and six months ended June 30, 2020, respectively.

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
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
	(In millions)
Fixed maturity securities AFS	$2,368	$2,699	$(1)	$(1)
Mortgage loans	$785	$952	$(2)	$20
Future policy benefits	$(4,715)	$(5,512)	$(969)	$(1,307)
__________________
(1)Includes ($181) million and ($1) million of hedging adjustments on discontinued hedging relationships at June 30, 2021 and December 31, 2020, respectively.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were $1 million and ($1) million for the three months and six months ended June 30, 2021, respectively, and $32 million and $27 million for the three months and six months ended June 30, 2020, respectively.
At both June 30, 2021 and December 31, 2020, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed eight years.
At June 30, 2021 and December 31, 2020, the balance in AOCI associated with cash flow hedges was $1.4 billion and $1.9 billion, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At June 30, 2021, the Company expected to reclassify ($86) million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.

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
At June 30, 2021 and December 31, 2020, the cumulative foreign currency translation gain (loss) recorded in AOCI related to NIFO hedges was $239 million and $164 million, respectively. At June 30, 2021 and December 31, 2020, the carrying amount of debt designated as a non-derivative hedging instrument was $378 million and $407 million, respectively.
Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the effects of derivatives on the interim condensed consolidated statements of operations and comprehensive income (loss) table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $9.2 billion and $9.6 billion at June 30, 2021 and December 31, 2020, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At June 30, 2021 and December 31, 2020, the Company would have received $186 million and $196 million, respectively, to terminate all of these contracts.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	June 30, 2021			December 31, 2020
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$5	$169	3.5	$5	$208	2.7
Credit default swaps referencing indices	24	1,779	2.0	27	1,779	2.5
Subtotal	29	1,948	2.1	32	1,987	2.5
Baa
Single name credit default swaps (3)	2	139	2.6	3	249	2.5
Credit default swaps referencing indices	155	7,027	5.1	156	7,318	5.5
Subtotal	157	7,166	5.1	159	7,567	5.4
Ba
Single name credit default swaps (3)	—	12	4.5	—	—	—
Credit default swaps referencing indices	(1)	20	4.5	—	—	—
Subtotal	(1)	32	4.5	—	—	—
B
Credit default swaps referencing indices	5	55	4.5	5	55	5.0
Subtotal	5	55	4.5	5	55	5.0
Caa3
Credit default swaps referencing indices	(4)	15	4.5	—	—	—
Subtotal	(4)	15	4.5	—	—	—
Total	$186	$9,216	4.5	$196	$9,609	4.8
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
Derivatives may be exchange-traded or contracted in the over-the-counter (“OTC”) market. Certain of the Company’s OTC derivatives are cleared and settled through central clearinghouses (“OTC-cleared”), while others are bilateral contracts between two counterparties (“OTC-bilateral”).

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)
The Company manages its credit risk related to derivatives by entering into transactions with creditworthy counterparties and establishing and monitoring exposure limits. The Company enters into contracts with counterparties in jurisdictions which it understands that close-out netting should be enforceable. The Company’s OTC-bilateral derivative transactions are governed by the International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreements which provide for legally enforceable set-off and close-out netting of exposures to specific counterparties in the event of early termination of a transaction, which includes, but is not limited to, events of default and bankruptcy. In the event of an early termination, close-out netting permits the Company (subject to financial regulations such as the Orderly Liquidation Authority under Title II of Dodd-Frank) to set off receivables from the counterparty against payables to the same counterparty arising out of all included transactions and to apply collateral to the obligations, without application of the automatic stay, upon the counterparty’s bankruptcy. All of the Company’s ISDA Master Agreements also include Credit Support Annex provisions which require both the pledging and accepting of collateral in connection with its OTC-bilateral derivatives as required by applicable law.
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	June 30, 2021		December 31, 2020
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$9,971	$3,955	$11,348	$4,111
OTC-cleared (1)	495	30	593	20
Exchange-traded	9	17	17	40
Total gross estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1)	10,475	4,002	11,958	4,171
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,453)	(2,453)	(2,926)	(2,926)
OTC-cleared	(10)	(10)	(7)	(7)
Exchange-traded	(1)	(1)	—	—
Cash collateral: (3), (4)
OTC-bilateral	(6,110)	—	(6,842)	—
OTC-cleared	(464)	(16)	(530)	(5)
Exchange-traded	—	(6)	—	(23)
Securities collateral: (5)
OTC-bilateral	(1,284)	(1,477)	(1,453)	(1,100)
OTC-cleared	—	(4)	—	(1)
Exchange-traded	—	(10)	—	(1)
Net amount after application of master netting agreements and collateral	$153	$25	$200	$108
__________________
(1)At June 30, 2021 and December 31, 2020, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $114 million and $92 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of ($26) million and ($58) million, respectively.
(2)Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)
(3)Cash collateral received by the Company for OTC-bilateral and OTC-cleared derivatives, where the centralized clearinghouse treats variation margin as collateral, is included in cash and cash equivalents, short-term investments or in fixed maturity securities AFS, and the obligation to return it is included in payables for collateral under securities loaned and other transactions on the balance sheet. For certain collateral agreements, cash collateral is pledged to the Company as initial margin on its OTC-bilateral derivatives.
(4)The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At June 30, 2021 and December 31, 2020, the Company received excess cash collateral of $106 million and $265 million, respectively, and provided excess cash collateral of $229 million and $238 million, respectively, which is not included in the table above due to the foregoing limitation.
(5)Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at June 30, 2021, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At June 30, 2021 and December 31, 2020, the Company received excess securities collateral with an estimated fair value of $57 million and $231 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At June 30, 2021 and December 31, 2020, the Company provided excess securities collateral with an estimated fair value of $173 million and $269 million, respectively, for its OTC-bilateral derivatives, $1.3 billion and $2.1 billion, respectively, for its OTC-cleared derivatives, and $233 million and $318 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.
The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the collateral amount owed by that counterparty reaches a minimum transfer amount. All of the Company’s netting agreements for derivatives contain provisions that require both the Company and the counterparty to maintain a specific investment grade credit rating from each of Moody’s and S&P. If a party’s credit or financial strength rating, as applicable, were to fall below that specific investment grade credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement and payment based on such party’s reasonable valuation of the derivatives. A small number of these arrangements also include credit-contingent provisions that include a threshold above which collateral must be posted. Such agreements provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the credit ratings of MetLife, Inc. and/or the counterparty. At June 30, 2021, the amount of collateral not provided by the Company due to the existence of these thresholds was $15 million.
The following table presents the estimated fair value of the Company’s OTC-bilateral derivatives that were in a net liability position after considering the effect of netting agreements, together with the estimated fair value and balance sheet location of the collateral pledged.

	June 30, 2021			December 31, 2020
	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$1,479	$23	$1,502	$1,182	$3	$1,185
Estimated fair value of collateral provided:
Fixed maturity securities AFS	$1,584	$20	$1,604	$1,222	$2	$1,224
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	June 30, 2021	December 31, 2020
		(In millions)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$48	$55
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$230	$651
Assumed guaranteed minimum benefits	Policyholder account balances	146	283
Funds withheld on ceded reinsurance	Other liabilities	71	100
Fixed annuities with equity indexed returns	Policyholder account balances	162	138
Other guarantees	Policyholder account balances	13	24
Embedded derivatives within liability host contracts		$622	$1,196
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	June 30, 2021 (1)
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$81,143	$10,228	$91,371
Foreign government	—	64,485	145	64,630
Foreign corporate	—	52,060	13,545	65,605
U.S. government and agency	25,709	20,847	—	46,556
RMBS	111	26,150	3,587	29,848
ABS	—	15,087	1,626	16,713
Municipals	—	13,923	—	13,923
CMBS	—	11,259	790	12,049
Total fixed maturity securities AFS	25,820	284,954	29,921	340,695
Equity securities	662	196	143	1,001
Unit-linked and FVO Securities (2)	9,573	1,755	849	12,177
Short-term investments (3)	2,683	400	113	3,196
Residential mortgage loans — FVO	—	—	140	140
Other investments	—	320	781	1,101
Derivative assets: (4)
Interest rate	—	6,974	74	7,048
Foreign currency exchange rate	—	2,138	90	2,228
Credit	—	181	23	204
Equity market	9	872	—	881
Total derivative assets	9	10,165	187	10,361
Embedded derivatives within asset host contracts (5)	—	—	48	48
Separate account assets (6)	84,137	104,556	1,254	189,947
Total assets (7)	$122,884	$402,346	$33,436	$558,666
Liabilities
Derivative liabilities: (4)
Interest rate	$4	$283	$51	$338
Foreign currency exchange rate	4	2,935	73	3,012
Credit	—	115	6	121
Equity market	9	548	—	557
Total derivative liabilities	17	3,881	130	4,028
Embedded derivatives within liability host contracts (5)	—	—	622	622
Separate account liabilities (6)	5	10	5	20
Total liabilities	$22	$3,891	$757	$4,670

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
__________________
(1)Excludes amounts for financial instruments reclassified to assets held-for-sale or liabilities held-for-sale. Assets held-for-sale and liabilities held-for-sale are valued on a basis consistent with similar instruments described herein. See Note 3 for information on the Company’s business dispositions.
(2)Unit-linked and FVO Securities were primarily comprised of Unit-linked investments at both June 30, 2021 and December 31, 2020.

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
(7)Total assets included in the fair value hierarchy exclude other limited partnership interests that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. At both, June 30, 2021 and December 31, 2020, the estimated fair value of such investments was $75 million.
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
The estimated fair value of short-term investments and other investments is determined on a basis consistent with the methodologies described herein.
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
			•	Unit-linked and FVO Securities, short-term investments and other investments are of a similar nature and class to the fixed maturity securities AFS and equity securities described above; accordingly, the valuation approaches and unobservable inputs used in their valuation are also similar to those described above. Other investments include certain real estate joint ventures and use the valuation approach and key inputs as described for other limited partnership interests below.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)
Freestanding derivatives are principally valued using the income approach. Valuations of non-option-based derivatives utilize present value techniques, whereas valuations of option-based derivatives utilize option pricing models. Key inputs are as follows:

Instrument		Interest Rate		Foreign Currency Exchange Rate		Credit		Equity Market
Inputs common to Level 2 and Level 3 by instrument type	•	swap yield curves	•	swap yield curves	•	swap yield curves	•	swap yield curves
	•	basis curves	•	basis curves	•	credit curves	•	spot equity index levels
	•	interest rate volatility (1)	•	currency spot rates	•	recovery rates	•	dividend yield curves
			•	cross currency basis curves			•	equity volatility (1)
			•	currency volatility (1)
Level 3	•	swap yield curves (2)	•	swap yield curves (2)	•	swap yield curves (2)	•	dividend yield curves (2)
	•	basis curves (2)	•	basis curves (2)	•	credit curves (2)	•	equity volatility (1), (2)
	•	repurchase rates	•	cross currency basis curves (2)	•	credit spreads	•	correlation between model inputs (1)
	•	interest rate volatility (1), (2)	•	currency correlation	•	repurchase rates
			•	currency volatility (1)	•	independent non-binding broker quotations
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

					June 30, 2021				December 31, 2020				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	1	-	172	112	—	-	186	117	Increase
	•	Market pricing	•	Quoted prices (4)	—	-	123	98	—	-	116	98	Increase
	•	Consensus pricing	•	Offered quotes (4)	99	-	106	101	54	-	104	101	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	147	99	—	-	159	98	Increase (5)
ABS	•	Market pricing	•	Quoted prices (4)	3	-	110	100	1	-	112	100	Increase (5)
	•	Consensus pricing	•	Offered quotes (4)	101	-	101	101	100	-	100	100	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	148	-	228	199	92	-	184	149	Increase (7)
			•	Repurchase rates (8)	—	-	—	—	(12)	-	1	(6)	Decrease (7)
			•	Volatility (9)	0%	-	1%	0%	—	-	—	—	Increase (7)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	(170)	-	1,938	50	(309)	-	248	(144)	Increase (7)
Credit	•	Present value techniques	•	Credit spreads (10)	96	-	128	103	96	-	99	98	Decrease (7)
	•	Consensus pricing	•	Offered quotes (11)
Equity market	•	Present value techniques or option pricing models	•	Volatility (12)	—	-	—	—	21%	-	29%	28%	Increase (7)
			•	Correlation (13)	10%	-	10%	10%	10%	-	30%	10%
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.17%	0.06%	0%	-	0.17%	0.06%	Decrease (14)
				Ages 41 - 60	0.03%	-	0.75%	0.30%	0.03%	-	0.75%	0.30%	Decrease (14)
				Ages 61 - 115	0.12%	-	100%	1.90%	0.12%	-	100%	1.90%	Decrease (14)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%	6.86%	0.25%	-	100%	6.86%	Decrease (15)
				Durations 11 - 20	0.50%	-	100%	5.18%	0.50%	-	100%	5.18%	Decrease (15)
				Durations 21 - 116	0.50%	-	100%	5.18%	0.50%	-	100%	5.18%	Decrease (15)
			•	Utilization rates	0%	-	22%	0.17%	0%	-	22%	0.17%	Increase (16)
			•	Withdrawal rates	0%	-	20%	3.98%	0%	-	20%	3.98%	(17)
			•	Long-term equity volatilities	7.14%	-	27%	18.70%	8.33%	-	27%	18.70%	Increase (18)
			•	Nonperformance risk spread	0.04%	-	1.14%	0.40%	0.04%	-	1.18%	0.40%	Decrease (19)
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
(9)Ranges represent the underlying interest rate volatility quoted in percentage points. Since this valuation methodology uses an equivalent of LIBOR for secured overnight financing rate volatility, presenting a range is more representative of the unobservable input used in the valuation.
(10)Represents the risk quoted in basis points of a credit default event on the underlying instrument. Credit derivatives with significant unobservable inputs are primarily comprised of written credit default swaps.
(11)At both June 30, 2021 and December 31, 2020, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.
(12)Ranges represent the underlying equity volatility quoted in percentage points. Since this valuation methodology uses a range of inputs across multiple volatility surfaces to value the derivative, presenting a range is more representative of the unobservable input used in the valuation.
(13)Ranges represent the different correlation factors utilized as components within the valuation methodology. Presenting a range of correlation factors is more representative of the unobservable input used in the valuation. Increases (decreases) in correlation in isolation will increase (decrease) the significance of the change in valuations.
(14)Mortality rates vary by age and by demographic characteristics such as gender. Mortality rate assumptions are based on company experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.
(15)Base lapse rates are adjusted at the contract level based on a comparison of the actuarially calculated guaranteed values and the current policyholder account value, as well as other factors, such as the applicability of any surrender charges. A dynamic lapse function reduces the base lapse rate when the guaranteed amount is greater than the account value as in the money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower in periods when a surrender charge applies. For any given contract, lapse rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.
(16)The utilization rate assumption estimates the percentage of contractholders with GMIBs or a lifetime withdrawal benefit who will elect to utilize the benefit upon becoming eligible. The rates may vary by the type of guarantee, the amount by which the guaranteed amount is greater than the account value, the contract’s withdrawal history and by the age of the policyholder. For any given contract, utilization rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.
(17)The withdrawal rate represents the percentage of account balance that any given policyholder will elect to withdraw from the contract each year. The withdrawal rate assumption varies by age and duration of the contract, and also by other factors such as benefit type. For any given contract, withdrawal rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative. For GMWBs, any increase (decrease) in withdrawal rates results in an increase (decrease) in the estimated fair value of the guarantees. For GMABs and GMIBs, any increase (decrease) in withdrawal rates results in a decrease (increase) in the estimated fair value.
(18)Long-term equity volatilities represent equity volatility beyond the period for which observable equity volatilities are available. For any given contract, long-term equity volatility rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)
(19)Nonperformance risk spread varies by duration and by currency. For any given contract, multiple nonperformance risk spreads will apply, depending on the duration of the cash flow being discounted for purposes of valuing the embedded derivative.
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
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (7)	Foreign Government	Structured Products	Municipals	Equity Securities	Unit-linked and FVO Securities
	(In millions)
Three Months Ended June 30, 2021
Balance, beginning of period	$23,419	$132	$5,507	$5	$154	$812
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(8)	—	16	—	6	45
Total realized/unrealized gains (losses) included in AOCI	415	—	19	—	—	—
Purchases (3)	868	46	823	—	3	12
Sales (3)	(286)	(3)	(332)	—	(15)	(16)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	48	10	345	—	—	10
Transfers out of Level 3 (4), (5)	(683)	(40)	(375)	(5)	(5)	(14)
Balance, end of period	$23,773	$145	$6,003	$—	$143	$849
Three Months Ended June 30, 2020
Balance, beginning of period	$19,809	$104	$4,014	$—	$372	$517
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(21)	(1)	4	—	14	56
Total realized/unrealized gains (losses) included in AOCI	1,321	2	206	—	—	—
Purchases (3)	1,158	9	1,307	—	7	14
Sales (3)	(437)	(3)	(219)	—	(2)	(4)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	149	1	143	—	—	17
Transfers out of Level 3 (4)	(1,247)	(55)	(78)	—	(18)	(11)
Balance, end of period	$20,732	$57	$5,377	$—	$373	$589
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2021 (6)	$(8)	$—	$15	$—	$3	$44
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2020 (6)	$(13)	$1	$13	$—	$12	$56
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2021 (6)	$416	$—	$19	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2020 (6)	$1,313	$2	$200	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans — FVO	Other Investments	Net Derivatives (8)	Net Embedded Derivatives (9)	Separate Accounts (10)
	(In millions)
Three Months Ended June 30, 2021
Balance, beginning of period	$102	$149	$656	$(162)	$(508)	$1,133
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	(1)	12	(49)	(4)	12
Total realized/unrealized gains (losses) included in AOCI	1	—	—	205	1	—
Purchases (3)	35	—	113	4	—	118
Sales (3)	(46)	(2)	—	—	—	(27)
Issuances (3)	—	—	—	(5)	—	1
Settlements (3)	—	(6)	—	—	(63)	3
Transfers into Level 3 (4)	50	—	—	—	—	9
Transfers out of Level 3 (4), (5)	(29)	—	—	64	—	—
Balance, end of period	$113	$140	$781	$57	$(574)	$1,249
Three Months Ended June 30, 2020
Balance, beginning of period	$368	$180	$475	$1,039	$(2,232)	$1,046
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	1	(7)	38	371	9
Total realized/unrealized gains (losses) included in AOCI	2	—	—	(166)	(1)	—
Purchases (3)	1	—	23	—	—	83
Sales (3)	(17)	(2)	—	—	—	(93)
Issuances (3)	—	—	—	—	—	(2)
Settlements (3)	—	(4)	—	(113)	(63)	1
Transfers into Level 3 (4)	4	—	—	—	—	13
Transfers out of Level 3 (4)	(351)	—	—	—	—	(1)
Balance, end of period	$7	$175	$491	$798	$(1,925)	$1,056
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2021 (6)	$—	$(2)	$12	$(69)	$(3)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2020 (6)	$—	$—	$(5)	$46	$366	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2021 (6)	$(1)	$—	$—	$200	$1	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2020 (6)	$1	$—	$—	$(154)	$(2)	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (7)	Foreign Government	Structured Products	Municipals	Equity Securities	Unit-linked and FVO Securities
	(In millions)
Six Months Ended June 30, 2021
Balance, beginning of period	$24,101	$117	$5,289	$—	$150	$701
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(5)	1	24	—	10	62
Total realized/unrealized gains (losses) included in AOCI	(776)	(1)	(28)	—	—	—
Purchases (3)	1,722	46	1,380	—	3	21
Sales (3)	(507)	(5)	(685)	—	(16)	(15)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	101	13	270	—	—	95
Transfers out of Level 3 (4)	(863)	(26)	(247)	—	(4)	(15)
Balance, end of period	$23,773	$145	$6,003	$—	$143	$849
Six Months Ended June 30, 2020
Balance, beginning of period	$14,229	$117	$4,458	$7	$430	$625
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(68)	(6)	14	—	(13)	(24)
Total realized/unrealized gains (losses) included in AOCI	(266)	—	(109)	—	—	—
Purchases (3)	2,809	10	1,691	—	9	25
Sales (3)	(562)	(4)	(433)	—	(34)	(101)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	5,101	1	156	—	—	155
Transfers out of Level 3 (4)	(511)	(61)	(400)	(7)	(19)	(91)
Balance, end of period	$20,732	$57	$5,377	$—	$373	$589
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2021 (6)	$(8)	$1	$22	$—	$5	$61
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2020 (6)	$(36)	$(1)	$23	$—	$(12)	$(25)
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2021 (6)	$(767)	$(1)	$(26)	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2020 (6)	$(290)	$—	$(106)	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans — FVO	Other Investments	Net Derivatives (8)	Net Embedded Derivatives (9)	Separate Accounts (10)
	(In millions)
Six Months Ended June 30, 2021
Balance, beginning of period	$43	$165	$573	$594	$(1,141)	$1,079
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	(3)	25	(217)	669	2
Total realized/unrealized gains (losses) included in AOCI	(1)	—	—	(412)	22	—
Purchases (3)	84	—	183	4	—	188
Sales (3)	(10)	(11)	—	—	—	(32)
Issuances (3)	—	—	—	(6)	—	—
Settlements (3)	—	(11)	—	94	(124)	5
Transfers into Level 3 (4)	—	—	—	1	—	10
Transfers out of Level 3 (4)	(3)	—	—	(1)	—	(3)
Balance, end of period	$113	$140	$781	$57	$(574)	$1,249
Six Months Ended June 30, 2020
Balance, beginning of period	$32	$188	$455	$(146)	$(742)	$980
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	3	(3)	112	(1,051)	2
Total realized/unrealized gains (losses) included in AOCI	(3)	—	—	991	(6)	—
Purchases (3)	2	—	39	—	—	178
Sales (3)	(16)	(7)	—	—	—	(107)
Issuances (3)	—	—	—	—	—	(3)
Settlements (3)	—	(9)	—	(159)	(126)	1
Transfers into Level 3 (4)	9	—	—	—	—	10
Transfers out of Level 3 (4)	(17)	—	—	—	—	(5)
Balance, end of period	$7	$175	$491	$798	$(1,925)	$1,056
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2021 (6)	$—	$(7)	$26	$(132)	$668	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2020 (6)	$—	$—	$—	$(12)	$(1,056)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2021 (6)	$(1)	$—	$—	$(274)	$22	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2020 (6)	$(3)	$—	$—	$899	$(6)	$—
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)
(5)Transfers out of Level 3 for the three months ended June 30, 2021 included $28 million of short-term investments reclassified to assets held-for-sale. See Note 3 for information on the Company’s business dispositions.
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

	June 30, 2021	December 31, 2020
	(In millions)
Unpaid principal balance	$141	$172
Difference between estimated fair value and unpaid principal balance	(1)	(7)
Carrying value at estimated fair value	$140	$165
Loans in nonaccrual status	$35	$45
Loans more than 90 days past due	$18	$27
Loans in nonaccrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(6)	$(13)
Nonrecurring Fair Value Measurements
The following table presents information for assets measured at estimated fair value on a nonrecurring basis during the periods and still held at the reporting dates (for example, when there is evidence of impairment), using significant unobservable inputs (Level 3).

	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020
	Carrying Value After Measurement		Gains (Losses)
	(In millions)
Mortgage loans, net (1)	$406	$408	$(37)	$(9)	$(33)	$(9)
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2021 (1)
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans (2)	$81,357	$—	$—	$85,617	$85,617
Policy loans	$9,256	$—	$—	$11,085	$11,085
Other invested assets	$1,066	$—	$791	$275	$1,066
Premiums, reinsurance and other receivables	$3,137	$—	$1,344	$1,989	$3,333
Other assets	$296	$—	$103	$189	$292
Liabilities
Policyholder account balances	$126,996	$—	$—	$132,641	$132,641
Long-term debt	$14,424	$—	$17,509	$—	$17,509
Collateral financing arrangement	$818	$—	$—	$684	$684
Junior subordinated debt securities	$3,154	$—	$4,582	$—	$4,582
Other liabilities	$2,858	$—	$1,293	$2,261	$3,554
Separate account liabilities	$104,855	$—	$104,855	$—	$104,855

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	December 31, 2020 (1)
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans (2)	$83,754	$—	$—	$88,675	$88,675
Policy loans	$9,493	$—	$—	$11,598	$11,598
Other invested assets	$1,188	$—	$814	$374	$1,188
Premiums, reinsurance and other receivables	$2,729	$—	$908	$2,070	$2,978
Other assets	$300	$—	$111	$190	$301
Liabilities
Policyholder account balances	$126,458	$—	$—	$134,569	$134,569
Long-term debt	$14,492	$—	$18,332	$—	$18,332
Collateral financing arrangement	$845	$—	$—	$710	$710
Junior subordinated debt securities	$3,153	$—	$4,604	$—	$4,604
Other liabilities	$2,113	$—	$527	$2,606	$3,133
Separate account liabilities	$115,682	$—	$115,682	$—	$115,682
_________________
(1)Excludes amounts for financial instruments reclassified to assets held-for-sale or liabilities held-for-sale. See Note 3 for information on the Company’s business dispositions.
(2)Includes mortgage loans measured at estimated fair value on a nonrecurring basis and excludes mortgage loans measured at estimated fair value on a recurring basis.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Equity
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows:

	June 30, 2021		December 31, 2020
Series	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Floating Rate Non-Cumulative Preferred Stock, Series A	27,600,000	24,000,000	27,600,000	24,000,000
5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (1)	—	—	1,500,000	500,000
5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D	500,000	500,000	500,000	500,000
5.625% Non-Cumulative Preferred Stock, Series E	32,200	32,200	32,200	32,200
4.75% Non-Cumulative Preferred Stock, Series F	40,000	40,000	40,000	40,000
3.85% Fixed Rate Reset Non-Cumulative Preferred Stock, Series G	1,000,000	1,000,000	1,000,000	1,000,000
Series A Junior Participating Preferred Stock	10,000,000	—	10,000,000	—
Not designated	160,827,800	—	159,327,800	—
Total	200,000,000	25,572,200	200,000,000	26,072,200
__________________
(1)On May 17, 2021, the outstanding 500,000 shares of MetLife, Inc.’s 5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (the “Series C preferred stock”) were irrevocably called for redemption, and on June 15, 2021, MetLife, Inc. redeemed and canceled the shares.
In May 2021, MetLife, Inc. delivered a notice of redemption to the holders of the Series C preferred stock pursuant to which it would redeem the remaining 500,000 shares of Series C preferred stock at a redemption price of $1,000 per share. In connection with the redemption, MetLife, Inc. recognized a preferred stock redemption premium of $6 million (calculated as the difference between the carrying value of the Series C preferred stock and the total amount paid by MetLife, Inc. to the holders of the Series C preferred stock in connection with the redemption), which was recorded as a reduction of retained earnings at June 30, 2021. All outstanding shares of Series C preferred stock were redeemed on the dividend payment date of June 15, 2021 for an aggregate redemption price of $500 million in cash.
In June 2021, MetLife, Inc. filed a Certificate of Elimination (the “Certificate of Elimination”) of Series C preferred stock with the Secretary of State of the State of Delaware to eliminate all references to the Series C preferred stock in MetLife, Inc.’s Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), including the related Certificate of Designations. As a result of the filing of the Certificate of Elimination, MetLife, Inc.’s Certificate of Incorporation was amended to eliminate all references therein to the Series C preferred stock, and the shares that were designated to such series were returned to the status of authorized but unissued shares of preferred stock, par value $0.01 per share, of MetLife, Inc., without designation as to series. The Certificate of Elimination does not affect the total number of authorized shares of capital stock of MetLife, Inc. or the total number of authorized shares of preferred stock.
The per share and aggregate dividends declared for MetLife, Inc.’s preferred stock were as follows:

	Three Month Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Series	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate
	(In million, except per share data)
A	$0.256	$6	$0.253	$6	$0.506	$12	$0.506	$12
C	$9.606	5	$26.250	39	$19.085	10	$26.250	39
D	$—	—	$—	—	$29.375	15	$29.375	15
E	$351.563	12	$351.563	12	$703.126	23	$703.126	23
F	$296.875	12	$494.792	20	$593.750	24	$494.792	20
G	$—	—	$—	—	$19.785	19	$—	—
Total		$35		$77		$103		$109

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Equity (continued)
Common Stock
MetLife, Inc. announced that its Board of Directors authorized common stock repurchases as follows:

		Authorization Remaining at
Announcement Date	Authorization Amount	June 30, 2021
	(In millions)
December 11, 2020	$3,000	$723
July 31, 2019	$2,000	$—
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
For the six months ended June 30, 2021 and 2020, MetLife, Inc. repurchased 36,170,428 shares and 10,664,608 shares of its common stock, respectively, through open market purchases for $2.1 billion and $500 million, respectively.
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
Dividend Restrictions
Insurance Operations
For the six months ended June 30, 2021, American Life Insurance Company paid a dividend of $600 million to MetLife, Inc., for which regulatory approval was obtained as required.
Additionally, for the six months ended June 30, 2021, Metropolitan Property and Casualty Insurance Company paid a non-cash dividend of $35 million consisting of the stock of a subsidiary to MetLife, Inc., for which regulatory approval was obtained as required. See Note 3 on the disposition of MetLife P&C.
See Note 16 of the Notes to Consolidated Financial Statements included in the 2020 Annual Report for additional information on dividend restrictions.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Equity (continued)
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to MetLife, Inc. was as follows:

	Three Months Ended June 30, 2021
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$16,194	$518	$(4,467)	$(1,848)	$10,397
Other comprehensive income (loss) (“OCI”) before reclassifications	2,099	828	6	1	2,934
Deferred income tax benefit (expense)	(570)	(169)	(2)	(1)	(742)
AOCI before reclassifications, net of income tax	17,723	1,177	(4,463)	(1,848)	12,589
Amounts reclassified from AOCI	(15)	(131)	—	17	(129)
Deferred income tax benefit (expense)	3	27	—	(5)	25
Amounts reclassified from AOCI, net of income tax	(12)	(104)	—	12	(104)
Sale of subsidiary, net of income tax (2)	(176)	—	—	—	(176)
Balance, end of period	$17,535	$1,073	$(4,463)	$(1,836)	$12,309

	Three Months Ended June 30, 2020
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$15,452	$4,917	$(5,627)	$(1,985)	$12,757
OCI before reclassifications	8,505	(639)	243	—	8,109
Deferred income tax benefit (expense)	(1,902)	142	2	—	(1,758)
AOCI before reclassifications, net of income tax	22,055	4,420	(5,382)	(1,985)	19,108
Amounts reclassified from AOCI	(46)	(340)	—	22	(364)
Deferred income tax benefit (expense)	(2)	74	—	(5)	67
Amounts reclassified from AOCI, net of income tax	(48)	(266)	—	17	(297)
Sale of subsidiary, net of income tax	(248)	—	—	—	(248)
Balance, end of period	$21,759	$4,154	$(5,382)	$(1,968)	$18,563

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Equity (continued)

	Six Months Ended June 30, 2021
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$22,217	$1,513	$(3,795)	$(1,863)	$18,072
OCI before reclassifications	(5,879)	(614)	(747)	4	(7,236)
Deferred income tax benefit (expense)	1,376	141	(36)	(1)	1,480
AOCI before reclassifications, net of income tax	17,714	1,040	(4,578)	(1,860)	12,316
Amounts reclassified from AOCI	15	43	—	31	89
Deferred income tax benefit (expense)	(4)	(10)	—	(7)	(21)
Amounts reclassified from AOCI, net of income tax	11	33	—	24	68
Sale of subsidiaries, net of income tax (2)	(190)	—	115	—	(75)
Balance, end of period	$17,535	$1,073	$(4,463)	$(1,836)	$12,309

	Six Months Ended June 30, 2020
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$18,283	$1,698	$(4,927)	$(2,002)	$13,052
OCI before reclassifications	4,886	3,048	(431)	—	7,503
Deferred income tax benefit (expense)	(975)	(668)	(24)	—	(1,667)
AOCI before reclassifications, net of income tax	22,194	4,078	(5,382)	(2,002)	18,888
Amounts reclassified from AOCI	(233)	98	—	43	(92)
Deferred income tax benefit (expense)	46	(22)	—	(9)	15
Amounts reclassified from AOCI, net of income tax	(187)	76	—	34	(77)
Sale of subsidiary, net of income tax	(248)	—	—	—	(248)
Balance, end of period	$21,759	$4,154	$(5,382)	$(1,968)	$18,563
__________________
(1)See Note 6 for information on offsets to investments related to policyholder liabilities, DAC, VOBA and DSI.
(2)See Note 3 for information on the Company’s business dispositions.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(6)	$51	$(55)	$255	Net investment gains (losses)
Net unrealized investment gains (losses)	(4)	1	(9)	(10)	Net investment income
Net unrealized investment gains (losses)	25	(6)	49	(12)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	15	46	(15)	233
Income tax (expense) benefit	(3)	2	4	(46)
Net unrealized investment gains (losses), net of income tax	12	48	(11)	187
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	15	9	27	15	Net investment income
Interest rate derivatives	19	42	48	48	Net investment gains (losses)
Interest rate derivatives	—	—	1	1	Other expenses
Foreign currency exchange rate derivatives	1	1	4	1	Net investment income
Foreign currency exchange rate derivatives	95	287	(124)	(164)	Net investment gains (losses)
Foreign currency exchange rate derivatives	1	1	1	1	Other expenses
Gains (losses) on cash flow hedges, before income tax	131	340	(43)	(98)
Income tax (expense) benefit	(27)	(74)	10	22
Gains (losses) on cash flow hedges, net of income tax	104	266	(33)	(76)
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(35)	(26)	(53)	(52)
Amortization of prior service (costs) credit	18	4	22	9
Amortization of defined benefit plan items, before income tax	(17)	(22)	(31)	(43)
Income tax (expense) benefit	5	5	7	9
Amortization of defined benefit plan items, net of income tax	(12)	(17)	(24)	(34)
Total reclassifications, net of income tax	$104	$297	$(68)	$77
__________________
(1)These AOCI components are included in the computation of net periodic benefit costs. See Note 12.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Vision fee for service arrangements (1)	$135	$—	$275	$—
Prepaid legal plans	108	99	217	200
Fee-based investment management	86	71	171	150
Recordkeeping and administrative services (2)	53	46	106	95
Administrative services-only contracts	58	54	119	110
Other revenue from service contracts from customers	74	54	141	114
Total revenues from service contracts from customers	514	324	1,029	669
Other	150	132	266	226
Total other revenues	$664	$456	$1,295	$895
__________________
(1)For information regarding the Company’s acquisition of Versant Health, Inc., see Note 3 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report.
(2)Related to products and businesses no longer actively marketed by the Company.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Employee-related costs (1)	$808	$842	$1,782	$1,711
Third party staffing costs	336	311	648	659
General and administrative expenses	135	191	243	381
Pension, postretirement and postemployment benefit costs	26	37	51	76
Premium taxes, other taxes, and licenses & fees	169	176	336	369
Commissions and other variable expenses	1,294	1,315	2,824	2,723
Capitalization of DAC	(642)	(671)	(1,417)	(1,445)
Amortization of DAC and VOBA	537	560	1,127	1,348
Amortization of negative VOBA	(10)	(10)	(19)	(20)
Interest expense on debt	228	232	456	454
Total other expenses	$2,881	$2,983	$6,031	$6,256
__________________
(1)Includes ($58) million and ($74) million for the three months and six months ended June 30, 2021, respectively, and ($80) million and ($40) million for the three months and six months ended June 30, 2020, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.

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
The components of net periodic benefit costs, reported in other expenses, were as follows:

	Three Months Ended June 30,
	2021		2020
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$56	$1	$61	$1
Interest costs	83	10	89	11
Curtailment (gains) losses (1)	(17)	—	—	—
Expected return on plan assets	(125)	(14)	(132)	(16)
Amortization of net actuarial (gains) losses	39	(7)	44	(18)
Amortization of prior service costs (credit)	(1)	—	(4)	—
Net periodic benefit costs (credit)	$35	$(10)	$58	$(22)

	Six Months Ended June 30,
	2021		2020
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$119	$2	$123	$2
Interest costs	161	18	178	21
Curtailment (gains) losses (1)	(17)	—	—	—
Expected return on plan assets	(257)	(28)	(264)	(31)
Amortization of net actuarial (gains) losses	77	(27)	89	(37)
Amortization of prior service costs (credit)	(5)	—	(8)	(1)
Net periodic benefit costs (credit)	$78	$(35)	$118	$(46)
__________________
(1)See Note 3 for information on the Company’s business dispositions.
13. Income Tax
For the three months and six months ended June 30, 2021, the effective tax rate on income (loss) before provision for income tax was 24% and 21%, respectively. The Company’s effective tax rate for the three months ended June 30, 2021 differed from the U.S. statutory rate primarily due to tax charges from foreign earnings taxed at different rates than the U.S. statutory rate, the completed sale of MetLife P&C and the pending disposition of MetLife Poland and Greece, partially offset by tax benefits related to tax credits and non-taxable investment income. The Company’s effective tax rate for the six months ended June 30, 2021 was equal to the statutory rate of 21%, primarily due to tax charges from foreign earnings taxed at different rates than the U.S. statutory rate, the completed sale of MetLife P&C and the pending disposition of MetLife Poland

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Income Tax (continued)

and Greece, offset by tax benefits related to tax credits, non-taxable investment income and the corporate tax deduction for stock compensation.
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
14. Earnings Per Common Share
The following table presents the weighted average shares, basic earnings per common share and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions, except per share data)
Weighted Average Shares:
Weighted average common stock outstanding - basic	873.3	908.8	879.3	911.5
Incremental common shares from assumed exercise or issuance of stock-based awards	6.4	4.3	6.5	5.0
Weighted average common stock outstanding - diluted	879.7	913.1	885.8	916.5
Net Income (Loss):
Net income (loss)	$3,412	$150	$3,775	$4,551
Less: Net income (loss) attributable to noncontrolling interests	5	5	10	8
Less: Preferred stock dividends	35	77	103	109
Preferred stock redemption premium	6	—	6	—
Net income (loss) available to MetLife, Inc.’s common shareholders	$3,366	$68	$3,656	$4,434
Basic	$3.85	$0.07	$4.16	$4.86
Diluted	$3.83	$0.07	$4.13	$4.84
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
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. In certain circumstances where liabilities have been established there may be coverage under one or more corporate insurance policies, pursuant to which there may be an insurance recovery. Insurance recoveries are recognized as gains when any contingencies relating to the insurance claim have been resolved, which is the earlier of when the gains are realized or realizable. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at June 30, 2021. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of June 30, 2021, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $175 million.
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
As reported in the 2020 Annual Report, MLIC received approximately 2,496 asbestos-related claims in 2020. For the six months ended June 30, 2021 and 2020, MLIC received approximately 1,304 and 1,121 new asbestos-related claims, respectively. See Note 21 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report for historical information concerning asbestos claims and MLIC’s update in its recorded liability at December 31, 2020. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through June 30, 2021.

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
Derivative Demands
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $4.4 billion and $3.3 billion at June 30, 2021 and December 31, 2020, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $8.3 billion and $8.5 billion at June 30, 2021 and December 31, 2020, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $329 million, with a cumulative maximum of $635 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $20 million at both June 30, 2021 and December 31, 2020 for indemnities, guarantees and commitments.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
16. Subsequent Events
Senior Notes
In July 2021, MetLife, Inc. redeemed for cash and canceled $500 million aggregate principal amount of its outstanding 3.048% senior notes due December 2022. The Company recorded a premium of $17 million paid in excess of the debt principal and accrued and unpaid interest to other expenses.
Common Stock Repurchase Authorization
On August 4, 2021, MetLife, Inc. announced that its Board of Directors authorized an additional $3.0 billion of common stock repurchases.

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
We continue to grant certain accommodations to our customers and borrowers, including (i) relaxing claim documentation requirements for disability claims and (ii) payment deferrals and other loan modifications on certain commercial, agricultural and residential mortgage loans. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for further information regarding COVID-19 Pandemic-related mortgage loan concessions. See also “— Results of Operations — Segment Results and Corporate & Other” for further information regarding the effect of the COVID-19 Pandemic on our businesses.
Current Period Highlights
During the three months ended June 30, 2021, adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased compared to the prior period driven by growth in our U.S. segment, which included the acquisition of Versant Health, Inc. (“Versant Health”), largely offset by the disposition of MetLife Property and Casualty Insurance Company and certain of its wholly-owned subsidiaries (collectively, “MetLife P&C”). Strong returns in our private equity portfolio resulted in improved investment yields and changes in long-term interest rates drove a favorable change in net derivative gains (losses). Results for the quarter also included the gain on the sale of MetLife P&C and the release of a legal reserve. Underwriting experience was unfavorable and reflected impacts from the COVID-19 Pandemic.

The following represents segment level results and percentage contributions to total segment level adjusted earnings available to common shareholders for the three months ended June 30, 2021:

__________________
(1)Excludes Corporate & Other adjusted loss available to common shareholders of $60 million.
(2)Consistent with GAAP guidance for segment reporting, adjusted earnings is our GAAP measure of segment performance. For additional information, see Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.
Three Months Ended June 30, 2021 Compared with the Three Months Ended June 30, 2020

Consolidated Results - Highlights
Net income (loss) available to MetLife, Inc.’s common shareholders up $3.3 billion:

• Favorable change in net investment gains (losses) of $1.4 billion ($1.1 billion, net of income tax)

• Favorable change in net derivative gains (losses) of $1.1 billion ($893 million, net of income tax)(2)

• Adjusted earnings available to common shareholders up $1.3 billion

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
Consolidated Results - Adjusted Earnings Highlights
Adjusted earnings available to common shareholders up $1.3 billion primarily due to (i) higher investment yields, and (ii) the release of a legal reserve in the current period, partially offset by (i) unfavorable underwriting, which reflected impacts from the COVID-19 Pandemic, and (ii) the disposition of MetLife P&C, which decreased adjusted earnings by $83 million.

Six Months Ended June 30, 2021 Compared with the Six Months Ended June 30, 2020

Consolidated Results - Highlights
Net income (loss) available to MetLife, Inc.’s common shareholders down $778 million:

•	Unfavorable change in net derivative gains (losses) of $5.3 billion ($4.2 billion, net of income tax) (2)

•	Favorable change in net investment gains (losses) of $1.8 billion ($1.4 billion, net of income tax)

•	Adjusted earnings available to common shareholders up $1.8 billion

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
Consolidated Results - Adjusted Earnings Highlights
Adjusted earnings available to common shareholders up $1.8 billion primarily due to (i) higher investment yields, (ii) an increase in net investment income due to a larger asset base, (iii) lower interest credited expenses and (iv) the release of a legal reserve in the current period, partially offset by (i) unfavorable underwriting, which reflected impacts from the COVID-19 Pandemic, and (ii) the disposition of MetLife P&C, which decreased adjusted earnings by $192 million.

For a more in-depth discussion of our consolidated results, see “— Results of Operations — Consolidated Results,” “— Results of Operations — Consolidated Results — Adjusted Earnings” and “— Results of Operations — Segment Results and Corporate & Other.”
Consolidated Company Outlook
The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Consolidated Company Outlook” in Part II, Item 7, of the 2020 Annual Report. There have been no material changes to our consolidated company outlook from that previously discussed in the 2020 Annual Report except as noted below.
We expect our direct expense ratio, excluding total notable items related to direct expenses and pension risk transfers, to be below 12.3% for the full year 2021 and 2022.
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

We are also monitoring the imposition of tariffs or other barriers to international trade, changes to international trade agreements, and their potential impacts on our business, results of operations and financial condition, including the impact of the trade agreement reached by the United Kingdom (“U.K.”) and the European Union (“EU”) in December 2020. See “Regulatory Developments — Cross-Border Trade and Investments” herein and “Business — Regulation — Cross-Border Trade and Investments” included in the 2020 Annual Report.
Governments and central banks around the world are responding to the COVID-19 Pandemic with unprecedented fiscal and monetary policies, which have had significant effects and may have ongoing effects on financial markets and the global economy. In the United States, the Board of Governors of the Federal Reserve System continues to expand its balance sheet and board members’ forecasts suggest the policy rate is likely to remain near zero into 2023. Separately, the U.S. Congress passed another COVID-related stimulus package in March 2021. The European Central Bank (“ECB”) continues to conduct its pandemic asset purchase program and has signaled its intention to continue the program through at least March 31, 2022, while the Bank of England (“BoE”) has maintained low interest rates and continued its expanded quantitative easing program which it has indicated will continue through year-end 2021. Both the ECB and BoE have stated their willingness to maintain such policies despite inflation currently above target levels, as economic activity and price levels rebound from COVID-19 Pandemic-depressed levels. Additionally, a number of European countries, including the U.K., have implemented large fiscal stimulus programs, as well as the provision of guarantees and loans for private sector companies. The EU also approved a regional stimulus package comprised of grants and low interest financing to member states, which became operational in mid-2021.
In Japan, the Bank of Japan has continued its monetary easing program but, in order to further enhance its effectiveness and sustainability, the Bank of Japan (i) introduced a program to promote lending which will enable the Bank of Japan to mitigate potential negative side effects of further reductions in short and long term interest rates; (ii) has clarified the target range of yield curve fluctuations for the 10-year Japanese government bond, including an upper limit when necessary, and (iii) announced greater purchasing flexibility for exchange-traded funds and Japan real estate investment trusts.
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
Regulatory Developments
The following discussion on regulatory developments should be read in conjunction with “Business — Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments” included in the 2020 Annual Report, as amended or supplemented here.
Insurance Regulatory Examinations and Other Activities
In 2019, we and other insurance and pension fund companies provided annuities sales practices information to the Chilean insurance and pension regulators. The regulators found that non-employee sales agents of MetLife Chile and other insurers had engaged in improper sales practices and that ProVida S.A. and other pension fund companies provided improper advice to customers. MetLife Chile and ProVida S.A. contested the proposed fines. ProVida S.A’s objections were rejected and MetLife Chile’s objection is still pending.
NYDFS Guidance on Diversity and Corporate Governance
On March 16, 2021, the New York State Department of Financial Services (“NYDFS”) stated it expects the insurers it regulates to make diversity of their leadership a business priority and a key element of their corporate governance. The NYDFS is collecting data from insurers that meet certain New York premium thresholds, including MetLife, Inc. and certain of its subsidiaries, regarding the diversity of their corporate boards and management. We provided such data to the NYDFS by the July 30, 2021 deadline. The NYDFS will include diversity-related questions in its examination process starting in 2022.

Securities, Broker-Dealer and Investment Adviser Regulation
In April 2021, the Appellate Division of the New York State Supreme Court overturned NYDFS Regulation 187- Suitability and Best Interests in Life Insurance and Annuity Transactions for being unconstitutionally vague. The NYDFS has appealed the decision.
Environmental Laws and Regulations
On March 25, 2021, the NYDFS issued for public comment proposed guidance for New York domestic insurers, which states that insurers are expected to take a proportionate approach to managing climate risks that reflects their exposure to climate risks. The NYDFS intends to formally adopt the guidance, as modified by the comment process, in the third quarter of 2021, and it has integrated questions on this topic as part of its supervisory activities.
On July 14, 2021, the NYDFS published notice of the adoption of amendments to regulations governing enterprise risk management, effective August 13, 2021. Among other provisions, the amendments require that certain additional risks, including climate change risk, be specifically included in an insurance group's enterprise risk management function.
The U.S. Securities and Exchange Commission (the “SEC”) is continuing its focus on climate, and environmental, social and governance (“ESG”) risks and opportunities, and has published its rulemaking list which contains several ESG-related rulemakings that the SEC is considering.
Cross-Border Trade and Investments
Recent U.S. sanctions have imposed new restrictions with respect to certain activity involving China. A series of U.S. presidential executive orders imposes prohibitions on engaging in certain transactions involving the purchase or sale of publicly traded securities, or any publicly traded securities that are derivative of, or are designed to provide investment exposure to such securities, of any listed Chinese Military-Industrial Complex Companies. In addition, the Biden administration issued an executive order directing a review of foreign adversary connected software applications to review transactions that risk sabotage of U.S. information and communications technology or services, critical infrastructure, digital economy, national security, or the security and safety of U.S. persons. This review could result in new actions to restrict U.S. persons from engaging in certain transactions with any identified foreign parties.
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
Acquisitions and Dispositions
Acquisitions
Acquisition of Versant Health
For information regarding the Company’s December 2020 acquisition of Versant Health, see Note 3 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report.
Dispositions
Pending Disposition of MetLife Poland and Greece
For information regarding the Company's pending disposition of its wholly-owned subsidiaries in Poland and Greece (collectively, “MetLife Poland and Greece”) to NN Group N.V., reported as held-for-sale, see Notes 1 and 3 of the Notes to the Interim Condensed Consolidated Financial Statements.

Disposition of MetLife P&C
For information regarding the Company's April 2021 disposition of MetLife P&C, which was reported as held-for-sale, see Notes 1 and 3 of the Notes to the Interim Condensed Consolidated Financial Statements.
Disposition of MetLife Russia
For information regarding the Company's January 2021 disposition of its wholly-owned Russian subsidiary, the Joint-stock Company MetLife Insurance Company (“MetLife Russia”), see Note 3 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report.
Disposition of MetLife Seguros de Retiro
For information regarding the Company's October 2020 disposition of one of its wholly-owned Argentinian subsidiaries, MetLife Seguros de Retiro S.A. (“MetLife Seguros de Retiro”), see Note 3 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report.

Results of Operations
Consolidated Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Revenues
Premiums	$9,132	$8,736	$19,459	$18,202
Universal life and investment-type product policy fees	1,422	1,299	2,813	2,730
Net investment income	5,280	4,087	10,594	7,148
Other revenues	664	456	1,295	895
Net investment gains (losses)	1,605	231	1,739	(57)
Net derivative gains (losses)	421	(710)	(1,814)	3,491
Total revenues	18,524	14,099	34,086	32,409
Expenses
Policyholder benefits and claims and policyholder dividends	9,641	8,957	20,411	18,271
Interest credited to policyholder account balances	1,515	1,962	2,866	2,042
Capitalization of DAC	(642)	(671)	(1,417)	(1,445)
Amortization of DAC and VOBA	537	560	1,127	1,348
Amortization of negative VOBA	(10)	(10)	(19)	(20)
Interest expense on debt	228	232	456	454
Other expenses	2,768	2,872	5,884	5,919
Total expenses	14,037	13,902	29,308	26,569
Income (loss) before provision for income tax	4,487	197	4,778	5,840
Provision for income tax expense (benefit)	1,075	47	1,003	1,289
Net income (loss)	3,412	150	3,775	4,551
Less: Net income (loss) attributable to noncontrolling interests	5	5	10	8
Net income (loss) attributable to MetLife, Inc.	3,407	145	3,765	4,543
Less: Preferred stock dividends	35	77	103	109
Preferred stock redemption premium	6	—	6	—
Net income (loss) available to MetLife, Inc.’s common shareholders	$3,366	$68	$3,656	$4,434
Three Months Ended June 30, 2021 Compared with the Three Months Ended June 30, 2020
During the three months ended June 30, 2021, net income (loss) increased $3.3 billion from the prior period, primarily driven by favorable changes in adjusted earnings, net investment gains (losses) and net derivative gains (losses), net of investment hedge adjustments.
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

	Three Months Ended June 30,
	2021	2020
	(In millions)
Non-VA program derivatives:
Interest rate	$660	$(53)
Foreign currency exchange rate	(62)	(77)
Credit	31	119
Equity	(196)	(519)
Non-VA embedded derivatives	(37)	(130)
Total non-VA program derivatives	396	(660)
VA program derivatives:
Market risks in embedded derivatives	78	657
Nonperformance risk adjustment on embedded derivatives	(8)	(110)
Other risks in embedded derivatives	(37)	(46)
Total embedded derivatives	33	501
Freestanding derivatives hedging embedded derivatives	(8)	(551)
Total VA program derivatives	25	(50)
Net derivative gains (losses)	$421	$(710)
The favorable change in net derivative gains (losses) on non-VA program derivatives was $1.1 billion ($834 million, net of income tax). This was primarily due to long-term rates decreasing in the current period versus increasing in the prior period. This favorably impacted the estimated fair value of receive fixed interest rate swaps and interest total rate of return swaps. In addition, key equity indexes increased less in the current period compared with the prior period. This favorably impacted the estimated fair value of equity options and total rate of return swaps that are part of our macro hedge program. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the items being hedged.
The favorable change in net derivative gains (losses) on VA program derivatives was $75 million ($59 million, net of income tax). This was due to (i) a favorable change of $102 million ($81 million, net of income tax) in the nonperformance risk adjustment on embedded derivatives, and (ii) a favorable change of $9 million, ($7 million, net of income tax) in other risks in embedded derivatives (primarily policyholder behavior and other non-market risks that generally cannot be hedged), partially offset by an unfavorable change of $36 million ($28 million, net of income tax) in market risks in embedded derivatives, net of freestanding derivatives hedging market risks in embedded derivatives.
The aforementioned $102 million ($81 million, net of income tax) favorable change in the nonperformance risk adjustment included in the valuation of embedded derivatives resulted from a favorable change of $53 million, before income tax, related to model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, in addition to a favorable change of $49 million, before income tax, related to changes in our own credit spread.
The aforementioned $9 million ($7 million, net of income tax) favorable change in other risks in embedded derivatives reflects actuarial assumption updates and a combination of factors, such as fees deducted from accounts, changes in the benefit base, premiums, lapses, withdrawals and deaths, in addition to changes to cross-effect, basis mismatch, risk margin and fund allocation.

The aforementioned $36 million ($28 million, net of income tax) unfavorable change reflects a $579 million ($457 million, net of income tax) unfavorable change in market risks in embedded derivatives, partially offset by a $543 million ($429 million, net of income tax) favorable change in freestanding derivatives that hedge market risks in embedded derivatives.
The primary changes in market factors affecting the valuation of VA program derivatives are summarized as follows:
•Key equity index levels increased less in the current period compared with the prior period, contributing to an unfavorable change in our embedded derivatives and a favorable change in our freestanding derivatives. For example, the S&P Global Ratings (“S&P”) 500 Index increased 8% in the current period and increased 20% in the prior period.
•Long-term interest rates decreased in the current period versus increased in the prior period, contributing to an unfavorable change in our embedded derivatives and a favorable change in our freestanding derivatives. For example, the 30-year U.S. swap rate decreased 43 basis points in the current period and increased 4 basis points in the prior period.
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
Net Investment Gains (Losses). The favorable change in net investment gains (losses) of $1.4 billion ($1.1 billion, net of income tax) primarily reflects the current period gain on the disposition of MetLife P&C and gains on sales of real estate investments. These favorable changes were partially offset by the current period loss on the pending disposition of MetLife Poland and Greece and lower gains on sales of fixed maturity securities in the current period.
Taxes. For the three months ended June 30, 2021, our effective tax rate on income (loss) before provision for income tax was 24%, which differed from the U.S. statutory rate of 21% primarily due to tax charges from foreign earnings taxed at different rates than the U.S. statutory rate, the completed sale of MetLife P&C and the pending disposition of MetLife Poland and Greece, partially offset by tax benefits related to tax credits and non-taxable investment income. For the three months ended June 30, 2020, our effective tax rate on income (loss) before provision for income tax was 24%, which differed from the U.S. statutory rate of 21% primarily due to tax charges from foreign earnings taxed at different rates than the U.S. statutory rate, partially offset by tax benefits related to tax credits and non-taxable investment income.
Adjusted Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use adjusted earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of adjusted earnings and other financial measures based on adjusted earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings and other financial measures based on adjusted earnings allow analysis of our performance relative to our business plan and facilitate comparisons to industry results. Adjusted earnings should not be viewed as a substitute for net income (loss). Adjusted earnings available to common shareholders and adjusted earnings available to common shareholders on a constant currency basis should not be viewed as substitutes for net income (loss) available to MetLife, Inc.’s common shareholders. Adjusted earnings available to common shareholders increased $1.3 billion, net of income tax, to $2.1 billion, net of income tax, for the three months ended June 30, 2021 from $758 million, net of income tax, for the three months ended June 30, 2020.

Six Months Ended June 30, 2021 Compared with the Six Months Ended June 30, 2020
During the six months ended June 30, 2021, net income (loss) decreased $776 million from the prior period, primarily driven by an unfavorable change in net derivative gains (losses), net of investment hedge adjustments, partially offset by favorable changes in adjusted earnings and net investment gains (losses).
Net Derivative Gains (Losses). The table below presents the impact on net derivative gains (losses) from non-VA program derivatives and VA program derivatives:

	Six Months Ended June 30,
	2021	2020
	(In millions)
Non-VA program derivatives:
Interest rate	$(1,025)	$4,165
Foreign currency exchange rate	(209)	(52)
Credit	62	(105)
Equity	(682)	(4)
Non-VA embedded derivatives	19	(5)
Total non-VA program derivatives	(1,835)	3,999
VA program derivatives:
Market risks in embedded derivatives	738	(830)
Nonperformance risk adjustment on embedded derivatives	(51)	75
Other risks in embedded derivatives	(37)	(291)
Total embedded derivatives	650	(1,046)
Freestanding derivatives hedging embedded derivatives	(629)	538
Total VA program derivatives	21	(508)
Net derivative gains (losses)	$(1,814)	$3,491
The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $5.8 billion ($4.6 billion, net of income tax). This was primarily due to long-term rates increasing in the current period versus decreasing significantly in the prior period. This unfavorably impacted the estimated fair value of receive fixed interest rate swaps and options that are part of our macro hedge program. In addition, key equity indexes increased in the current period versus decreased in the prior period. This unfavorably impacted the estimated fair value of equity options and equity total rate of return swaps that are part of our macro hedge program. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the items being hedged.
The favorable change in net derivative gains (losses) on VA program derivatives was $529 million ($418 million, net of income tax). This was due to (i) a favorable change of $401 million ($317 million, net of income tax) in market risks in embedded derivatives, net of freestanding derivatives that hedge market risks in embedded derivatives, and (ii) a favorable change of $254 million, ($201 million, net of income tax) in other risks in embedded derivatives, (primarily policyholder behavior and other non-market risks that generally cannot be hedged), partially offset by an unfavorable change of $126 million ($100 million, net of income tax) in the nonperformance risk adjustment included in the valuation of embedded derivatives.
The aforementioned $401 million ($317 million, net of income tax) favorable change reflects a $1.6 billion ($1.2 billion, net of income tax) favorable change in market risks in embedded derivatives, partially offset by a $1.2 billion ($922 million, net of income tax) unfavorable change in freestanding derivatives that hedge market risks in embedded derivatives.
The primary changes in market factors affecting the valuation of VA program derivatives are summarized as follows:
•Key equity index levels increased in the current period versus decreased in the prior period, contributing to a favorable change in our embedded derivatives and an unfavorable change in our freestanding derivatives. For example, the S&P 500 Index increased 14% in the current period and decreased 4% in the prior period.

•Long-term interest rates increased in the current period versus decreased significantly in the prior period, contributing to a favorable change in our embedded derivatives and an unfavorable change in our freestanding derivatives. For example, the 30-year U.S. swap rate increased 37 basis points in the current period and decreased 117 basis points in the prior period.
The aforementioned $254 million ($201 million, net of income tax) favorable change in other risks in embedded derivatives reflects actuarial assumption updates and a combination of factors, such as fees deducted from accounts, changes in the benefit base, premiums, lapses, withdrawals and deaths, in addition to changes to cross-effect, basis mismatch, risk margin and fund allocation.
The aforementioned $126 million ($100 million, net of income tax) unfavorable change in the nonperformance risk adjustment on embedded derivatives resulted from an unfavorable change of $106 million, before income tax, related to model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, in addition to an unfavorable change of $20 million, before income tax, related to changes in our own credit spread.
Net Investment Gains (Losses). The favorable change in net investment gains (losses) of $1.8 billion ($1.4 billion, net of income tax) primarily reflects (i) the current period gain on the disposition of MetLife P&C, (ii) current period gains on sales of real estate investments, (iii) a current period release compared to a prior period provision for mortgage loan credit loss, and (iv) mark-to-market gains in the current period compared to mark-to-market losses in the prior period on equity securities, which are measured at estimated fair value through net income (loss). These favorable changes were partially offset by losses in the current period compared to gains in the prior period on sales of fixed maturity securities and the current period loss on the pending disposition of MetLife Poland and Greece.
Divested Businesses. Income (loss) before provision for income tax related to divested businesses, excluding net investment gains (losses) and net derivative gains (losses), increased $93 million ($75 million, net of income tax) to $84 million ($69 million, net of income tax) in the current period from a loss of $9 million ($6 million, net of income tax) in the prior period. Included in this increase was an increase in total revenues of $821 million, before income tax, and an increase in total expenses of $728 million, before income tax. Divested businesses primarily include activity related to the disposition of MetLife P&C.
Taxes. For the six months ended June 30, 2021, our effective tax rate on income (loss) before provision for income tax was equal to the statutory rate of 21% as tax charges from foreign earnings taxed at different rates than the U.S. statutory rate, the completed sale of MetLife P&C, and the pending disposition of MetLife Poland and Greece, were offset by tax benefits related to tax credits, non-taxable investment income and the corporate tax deduction for stock compensation. For the six months ended June 30, 2020, our effective tax rate on income (loss) before provision for income tax was 22%, which differed from the U.S. statutory rate of 21% primarily due to tax charges from foreign earnings taxed at different rates than the U.S. statutory rate, partially offset by tax benefits related to non-taxable investment income, tax credits and the finalization of bankruptcy proceedings for a leveraged lease investment.
Adjusted Earnings. Adjusted earnings available to common shareholders increased $1.8 billion, net of income tax, to $4.1 billion, net of income tax, for the six months ended June 30, 2021 from $2.2 billion, net of income tax, for the six months ended June 30, 2020.

Reconciliation of net income (loss) to adjusted earnings available to common shareholders and premiums, fees and other revenues to adjusted premiums, fees and other revenues
Three Months Ended June 30, 2021

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$1,169	$711	$26	$(69)	$492	$1,037	$3,366
Add: Preferred stock dividends	—	—	—	—	—	35	35
Add: Preferred stock redemption premium	—	—	—	—	—	6	6
Add: Net income (loss) attributable to noncontrolling interests	—	1	1	—	—	3	5
Net income (loss)	1,169	712	27	(69)	492	1,081	3,412
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	403	66	(4)	(204)	(72)	1,416	1,605
Net derivative gains (losses)	32	261	(80)	21	135	52	421
Premiums	—	—	—	—	—	—	—
Universal life and investment-type product policy fees	—	13	—	3	20	—	36
Net investment income	(85)	(8)	(8)	333	(69)	—	163
Other revenues	—	—	—	—	—	60	60
Expenses:
Policyholder benefits and claims and policyholder dividends	(12)	(15)	21	11	(81)	—	(76)
Interest credited to policyholder account balances	1	(33)	(14)	(319)	—	—	(365)
Capitalization of DAC	—	—	—	—	—	—	—
Amortization of DAC and VOBA	—	(9)	—	1	11	—	3
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—
Other expenses	—	—	(4)	(2)	—	(62)	(68)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	(72)	(83)	19	(7)	12	(360)	(491)
Adjusted earnings	$902	$520	$97	$94	$536	(25)	2,124
Less: Preferred stock dividends						35	35
Adjusted earnings available to common shareholders						$(60)	$2,089

Premiums, fees and other revenues	$6,136	$2,050	$934	$747	$1,201	$150	$11,218
Less: adjustments to premiums, fees and other revenues	—	13	—	3	20	60	96
Adjusted premiums, fees and other revenues	$6,136	$2,037	$934	$744	$1,181	$90	$11,122

Three Months Ended June 30, 2020

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$498	$139	$124	$89	$(483)	$(299)	$68
Add: Preferred stock dividends	—	—	—	—	—	77	77
Add: Preferred stock redemption premium	—	—	—	—	—	—	—
Add: Net income (loss) attributable to noncontrolling interests	—	1	2	2	—	—	5
Net income (loss)	498	140	126	91	(483)	(222)	150
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	10	59	39	15	16	92	231
Net derivative gains (losses)	49	(173)	91	(60)	(526)	(91)	(710)
Premiums	—	20	—	—	—	—	20
Universal life and investment-type product policy fees	—	7	—	3	21	—	31
Net investment income	(81)	116	38	636	(68)	2	643
Other revenues	—	—	—	—	—	39	39
Expenses:
Policyholder benefits and claims and policyholder dividends	(12)	(38)	(104)	5	(96)	1	(244)
Interest credited to policyholder account balances	3	(143)	(46)	(615)	—	—	(801)
Capitalization of DAC	—	2	—	—	—	—	2
Amortization of DAC and VOBA	—	(9)	—	—	17	—	8
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—
Other expenses	—	(10)	4	—	—	(49)	(55)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	6	53	(28)	(9)	133	(4)	151
Adjusted earnings	$523	$256	$132	$116	$20	(212)	835
Less: Preferred stock dividends						77	77
Adjusted earnings available to common shareholders						$(289)	$758

Adjusted earnings available to common shareholders on a constant currency basis (1)	$523	$272	$157	$122	$20	$(289)	$805

Premiums, fees and other revenues	$5,692	$2,045	$737	$663	$1,229	$125	$10,491
Less: adjustments to premiums, fees and other revenues	—	27	—	3	21	39	90
Adjusted premiums, fees and other revenues	$5,692	$2,018	$737	$660	$1,208	$86	$10,401

Adjusted premiums, fees and other revenues on a constant currency basis (1)	$5,692	$2,040	$834	$690	$1,208	$86	$10,550
__________________
(1)Amounts for U.S., MetLife Holdings and Corporate & Other are shown on a reported basis, as constant currency impact is not significant.

Six Months Ended June 30, 2021

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$1,927	$561	$83	$(40)	$245	$880	$3,656
Add: Preferred stock dividends	—	—	—	—	—	103	103
Add: Preferred stock redemption premium	—	—	—	—	—	6	6
Add: Net income (loss) attributable to noncontrolling interests	—	1	3	1	—	5	10
Net income (loss)	1,927	562	86	(39)	245	994	3,775
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	358	(60)	4	(187)	46	1,578	1,739
Net derivative gains (losses)	41	(703)	(113)	15	(961)	(93)	(1,814)
Premiums	865	—	—	—	—	—	865
Universal life and investment-type product policy fees	—	13	—	8	40	—	61
Net investment income	(147)	61	(18)	418	(142)	11	183
Other revenues	11	—	—	—	—	95	106
Expenses:
Policyholder benefits and claims and policyholder dividends	(595)	(38)	91	(49)	(149)	—	(740)
Interest credited to policyholder account balances	1	(139)	(25)	(412)	—	—	(575)
Capitalization of DAC	89	—	—	—	—	—	89
Amortization of DAC and VOBA	(98)	3	—	1	15	—	(79)
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	(1)	(1)
Other expenses	(222)	1	2	(4)	—	(107)	(330)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	(62)	281	8	6	242	(361)	114
Adjusted earnings	$1,686	$1,143	$137	$165	$1,154	(128)	4,157
Less: Preferred stock dividends						103	103
Adjusted earnings available to common shareholders						$(231)	$4,054

Premiums, fees and other revenues	$13,404	$4,211	$1,809	$1,430	$2,384	$329	$23,567
Less: adjustments to premiums, fees and other revenues	876	13	—	8	40	95	1,032
Adjusted premiums, fees and other revenues	$12,528	$4,198	$1,809	$1,422	$2,344	$234	$22,535

Six Months Ended June 30, 2020

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$1,551	$1,006	$(89)	$301	$2,241	$(576)	$4,434
Add: Preferred stock dividends	—	—	—	—	—	109	109
Add: Preferred stock redemption premium	—	—	—	—	—	—	—
Add: Net income (loss) attributable to noncontrolling interests	—	1	3	3	—	1	8
Net income (loss)	1,551	1,007	(86)	304	2,241	(466)	4,551
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(23)	157	28	9	(96)	(132)	(57)
Net derivative gains (losses)	488	600	(269)	11	2,680	(19)	3,491
Premiums	—	52	—	—	—	—	52
Universal life and investment-type product policy fees	—	28	(3)	9	43	—	77
Net investment income	(134)	(125)	(15)	(229)	(116)	2	(617)
Other revenues	—	—	—	—	—	81	81
Expenses:
Policyholder benefits and claims and policyholder dividends	(24)	(72)	(141)	95	(53)	—	(195)
Interest credited to policyholder account balances	7	92	(6)	244	—	—	337
Capitalization of DAC	—	5	—	—	—	—	5
Amortization of DAC and VOBA	—	(43)	—	(1)	3	—	(41)
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—
Other expenses	—	(24)	4	(2)	—	(99)	(121)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	(66)	(269)	89	(26)	(517)	12	(777)
Adjusted earnings	$1,303	$606	$227	$194	$297	(311)	2,316
Less: Preferred stock dividends						109	109
Adjusted earnings available to common shareholders						$(420)	$2,207

Adjusted earnings available to common shareholders on a constant currency basis (1)	$1,303	$639	$250	$202	$297	$(420)	$2,271

Premiums, fees and other revenues	$11,881	$4,178	$1,655	$1,366	$2,484	$263	$21,827
Less: adjustments to premiums, fees and other revenues	—	80	(3)	9	43	81	210
Adjusted premiums, fees and other revenues	$11,881	$4,098	$1,658	$1,357	$2,441	$182	$21,617

Adjusted premiums, fees and other revenues on a constant currency basis (1)	$11,881	$4,201	$1,762	$1,405	$2,441	$182	$21,872
__________________
(1)Amounts for U.S., MetLife Holdings and Corporate & Other are shown on a reported basis, as constant currency impact is not significant.

Consolidated Results — Adjusted Earnings
Business Overview. Adjusted premiums, fees and other revenues for the three months ended June 30, 2021 increased $721 million, or 7%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $572 million, or 5%, compared to the prior period, primarily due to growth in our U.S. segment, despite a decrease of $835 million attributable to the disposition of MetLife P&C. The increase in our U.S. segment was due to growth in our Group Benefits business, including the acquisition of Versant Health, as well as higher premiums in our Retirement and Income Solutions (“RIS”) business. In our Asia segment, adjusted premiums, fees and other revenues were essentially flat compared to the prior period. Higher sales and persistency in Mexico coupled with higher annuitizations in Chile due to improved market conditions, resulted in an increase in adjusted premiums, fees and other revenues in our Latin America segment. An increase in adjusted premiums, fees and other revenues in our EMEA segment was primarily due to growth in our corporate solutions, accident & health and life businesses, as well as certain actuarial refinements in Italy, partially offset by the disposition of MetLife Russia. In our MetLife Holdings segment, we anticipate an average decline in adjusted premiums, fees and other revenues of approximately 5% to 7% per year from expected business run-off.
Three Months Ended June 30, 2021 Compared with the Three Months Ended June 30, 2020
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the increase in adjusted earnings were higher investment yields due to strong returns in our private equity portfolio and the release of a legal reserve in the current period, partially offset by unfavorable underwriting, which reflected impacts from the COVID-19 Pandemic, and the disposition of MetLife P&C. The disposition of MetLife P&C decreased adjusted earnings by $83 million. All amounts discussed below are net of the results of this business.
Foreign Currency. Changes in foreign currency exchange rates had a $47 million positive impact on adjusted earnings for the second quarter of 2021 compared to the prior period. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. We benefited from positive net flows in most of our businesses, which increased our invested asset base. Growth in the investment portfolios of our U.S., Asia and Latin America segments resulted in higher net investment income. However, consistent with the growth in average invested assets, interest credited expenses on certain insurance-related liabilities increased. In addition, higher premiums, net of corresponding changes in policyholder benefits improved adjusted earnings, primarily from growth in our Asia and EMEA segments, partially offset by a decline in our Latin America segment. Higher fee income in our EMEA, Latin America and Asia segments was partially offset by decreases in our MetLife Holdings and U.S. segments. Also, an increase in expenses due to business growth was more than offset by the related increase in DAC capitalization and the 2021 abatement of the annual health insurer fee under the Patient Protection and Affordable Care Act (“PPACA”). The combined impact of the items affecting our business growth, in addition to higher DAC amortization, resulted in a $68 million increase in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Excluding the impact of changes in foreign currency exchange rates on net investment income in our non-U.S. segments and changes in inflation rates on our inflation-indexed investments, investment yields increased. The increase in investment yields was primarily driven by the favorable impact of equity market returns on our private equity funds, partially offset by lower yields on fixed income securities and decreased returns on FVO Securities. The net impact of interest rate fluctuations resulted in a decline in our average interest credited rates on deposit-type and long-duration liabilities, which drove a decrease in interest credited expenses. The changes in market factors discussed above resulted in an $1.3 billion increase in adjusted earnings.
Underwriting. Unfavorable underwriting resulted in a $101 million decrease in adjusted earnings and reflected impacts from the COVID-19 Pandemic. Unfavorable claims experience in our U.S. and EMEA segments, coupled with unfavorable mortality in our Latin America segment, was partially offset by favorable mortality and claims experience in our MetLife Holdings segment and favorable mortality in our U.S. segment.
Expenses. Adjusted earnings increased $85 million compared to the prior period, primarily due to the release of a legal reserve in the current period.

Taxes. For the three months ended June 30, 2021, our effective tax rate on adjusted earnings was 22%, which differed from the U.S. statutory rate of 21% primarily due to tax charges from foreign earnings taxed at different rates than the U.S. statutory rate, partially offset by tax benefits from tax credits and non-taxable investment income. For the three months ended June 30, 2020, our effective tax rate on adjusted earnings was 19%, which differed from the U.S. statutory rate of 21% primarily due to tax benefits from tax credits and non-taxable investment income, partially offset by tax charges from foreign earnings taxed at different rates than the U.S. statutory rate.
Six Months Ended June 30, 2021 Compared with the Six Months Ended June 30, 2020
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the increase in adjusted earnings were higher investment yields due to strong returns in our private equity portfolio, an increase in net investment income due to a larger asset base, lower interest credited expenses and the release of a legal reserve in the current period, partially offset by unfavorable underwriting, which reflected impacts from the COVID-19 Pandemic, and the disposition of MetLife P&C. The disposition of MetLife P&C decreased adjusted earnings by $192 million. All amounts discussed below are net of the results of this business.
Foreign Currency. Changes in foreign currency exchange rates had a $64 million positive impact on adjusted earnings for the first six months of 2021 compared to the prior period. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. We benefited from positive net flows in most of our businesses, which increased our invested asset base. Growth in the investment portfolios of our U.S., Asia and Latin America segments resulted in higher net investment income. However, consistent with the growth in average invested assets, interest credited expenses on certain insurance-related liabilities increased. In addition, higher premiums, net of corresponding changes in policyholder benefits improved adjusted earnings, primarily from growth in our Asia and EMEA segments, partially offset by a decline in our Latin America segment. Lower fee income in our EMEA and MetLife Holdings segments was partially offset by increases in our Asia, Latin America and U.S. segments. Also, an increase in expenses due to business growth was more than offset by the related increase in DAC capitalization and the 2021 abatement of the annual health insurer fee under the PPACA. The combined impact of the items affecting our business growth, in addition to lower DAC amortization, resulted in a $121 million increase in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Excluding the impact of changes in foreign currency exchange rates on net investment income in our non-U.S. segments and changes in inflation rates on our inflation-indexed investments, investment yields increased. The increase in investment yields was primarily driven by the favorable impact of equity market returns on our private equity funds, partially offset by lower yields on fixed income securities and decreased returns on FVO Securities. The net impact of interest rate fluctuations resulted in a decline in our average interest credited rates on deposit-type and long-duration liabilities, which drove a decrease in interest credited expenses. The changes in market factors discussed above resulted in a $2.1 billion increase in adjusted earnings.
Underwriting. Unfavorable underwriting resulted in a $369 million decrease in adjusted earnings and reflected impacts from the COVID-19 Pandemic. Unfavorable mortality in our U.S. and Latin America segments, was partially offset by net favorable claims experience. Favorable claims experience in our MetLife Holdings and Asia segments was partially offset by unfavorable claims experience in our EMEA segment.
Expenses. Adjusted earnings increased $121 million compared to the prior period, primarily due to the release of a legal reserve in the current period, declines in certain corporate-related expenses, and lower interest expenses on tax positions due to audit settlements in the current period, partially offset by higher employee-related costs.
Taxes. For the six months ended June 30, 2021, our effective tax rate on adjusted earnings was equal to the statutory rate of 21% as tax charges from foreign earnings taxed at different rates than the U.S. statutory rate were offset by tax benefits from tax credits, non-taxable investment income and the corporate tax deduction for stock compensation. For the six months ended June 30, 2020, our effective tax rate on adjusted earnings was 18%, which differed from the U.S. statutory rate of 21% primarily due to tax benefits from tax credits, non-taxable investment income and the finalization of bankruptcy proceedings for a leveraged lease investment, partially offset by tax charges from foreign earnings taxed at different rates than the U.S. statutory rate.

Segment Results and Corporate & Other
U.S.
Business Overview. Adjusted premiums, fees and other revenues for the three months ended June 30, 2021 increased $444 million, or 8%, compared to the prior period. Growth in our Group Benefits business, including the acquisition of Versant Health, coupled with an increase in premiums in our RIS business, was largely offset by a decrease of $835 million attributable to the disposition of MetLife P&C. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for further information regarding this disposition. The increase in our Group Benefits business was primarily due to higher dental and vision premiums, driven by the impact of an unearned premium reserve established in the prior period to recognize the limited availability of services that could be provided due to the COVID-19 Pandemic restrictions, as well as the impact of premium credits we offered to our customers in the prior period due to such restrictions, coupled with the current period impact of the Versant Health acquisition. In addition, growth in other core products was driven by increases in the group life and group disability businesses. Growth from our group life business included increased premiums from our participating contracts, which can fluctuate with claims experience. Growth in voluntary products was due to the impact of new sales and growth in membership in our accident & health and legal plans businesses. The increase in premiums in RIS was mainly driven by increases in the U.K. longevity reinsurance and institutional income annuity businesses, partially offset by a decrease in the structured settlement business. Changes in RIS premiums are mostly offset by a corresponding change in policyholder benefits.
Growth in RIS’s stable value and capital market investments businesses drove increases in policyholder account and separate account balances, resulting in higher fees and interest margins.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Adjusted revenues
Premiums	$5,474	$5,184	$11,173	$10,858
Universal life and investment-type product policy fees	282	268	579	543
Net investment income	1,998	1,425	4,008	3,191
Other revenues	380	240	776	480
Total adjusted revenues	8,134	7,117	16,536	15,072
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	5,739	5,038	11,881	10,473
Interest credited to policyholder account balances	359	412	718	870
Capitalization of DAC	(13)	(122)	(31)	(234)
Amortization of DAC and VOBA	8	115	24	234
Interest expense on debt	2	2	3	4
Other expenses	898	1,012	1,809	2,078
Total adjusted expenses	6,993	6,457	14,404	13,425
Provision for income tax expense (benefit)	239	137	446	344
Adjusted earnings	$902	$523	$1,686	$1,303

Adjusted premiums, fees and other revenues	$6,136	$5,692	$12,528	$11,881

Three Months Ended June 30, 2021 Compared with the Three Months Ended June 30, 2020
Unless otherwise stated, all amounts discussed below are net of income tax.
The disposition of MetLife P&C decreased adjusted earnings by $83 million. All amounts discussed below are net of the results of this business.
Business Growth. The impact of positive flows from pension risk transfer transactions and funding agreement issuances resulted in higher average invested assets, improving net investment income. However, consistent with the growth in average invested assets, interest credited expenses on long-duration and deposit-type liabilities increased. Higher volume-related, premium tax and direct expenses, driven by business growth, were partially offset by the 2021 abatement of the annual health insurer fee under the PPACA. This net increase in expenses was more than offset by a corresponding increase in adjusted premiums, fees and other revenues. The combined impact of the items affecting our business growth increased adjusted earnings by $25 million.
Market Factors. Market factors, including interest rate levels, variability in equity market returns and foreign currency fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields increased primarily driven by the favorable impact of equity market returns on our private equity funds, partially offset by lower yields on fixed income securities. The net impact of interest rate fluctuations resulted in a decline in our average interest credited rates on deposit-type and long-duration liabilities, which drove a decrease in interest credited expenses. The changes in market factors discussed above resulted in a $511 million increase in adjusted earnings.
Underwriting and Other Insurance Adjustments. Less unfavorable mortality in our Group Benefits business resulted in an increase in adjusted earnings of $25 million. This was primarily driven by decreases in both incidence and severity in COVID-19 claims in the current period, partially offset by unfavorable results in our accidental death & dismemberment business due to lower incidence in the prior period as a result of the COVID-19 Pandemic. Unfavorable mortality in our RIS business, including the impact of the COVID-19 Pandemic, resulted in a decrease in adjusted earnings of $12 million, driven by our pension risk transfer and institutional income annuity businesses, partially offset by favorable results in our specialized benefit resource business. Unfavorable claims experience, partially offset by the impact of growth in our Group Benefits business, resulted in a $53 million decrease in adjusted earnings. This decrease was primarily driven by: (i) unfavorable dental results, as a result of the COVID-19 Pandemic, which limited availability of services and reduced utilization in the prior period; and (ii) unfavorable claims experience in our group disability and accident & health businesses. This unfavorable claims experience was partially offset by (i) favorable claims experience in our individual disability business; (ii) the impact of the acquisition of Versant Health on our vision business; and (iii) the impact of business growth in our accident & health business. Refinements to certain insurance and other liabilities in both periods resulted in a $28 million decrease in adjusted earnings.
Six Months Ended June 30, 2021 Compared with the Six Months Ended June 30, 2020
Unless otherwise stated, all amounts discussed below are net of income tax.
The disposition of MetLife P&C decreased adjusted earnings by $192 million. All amounts discussed below are net of the results of this business.
Business Growth. The impact of positive flows from pension risk transfer transactions and funding agreement issuances resulted in higher average invested assets, improving net investment income. However, consistent with the growth in average invested assets, interest credited expenses on long-duration and deposit-type liabilities increased. Higher volume-related, premium tax and direct expenses, driven by business growth, were partially offset by the 2021 abatement of the annual health insurer fee under the PPACA. This net increase in expenses was more than offset by a corresponding increase in adjusted premiums, fees and other revenues. The combined impact of the items affecting our business growth increased adjusted earnings by $73 million.
Market Factors. Market factors, including interest rate levels, variability in equity market returns and foreign currency fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields increased primarily driven by the favorable impact of equity market returns on our private equity funds, partially offset by lower yields on fixed income securities and mortgage loans. The net impact of interest rate fluctuations resulted in a decrease in our average interest credited rates on deposit-type and long-duration liabilities, which drove a decrease in interest credited expenses. The changes in market factors discussed above resulted in a $779 million increase in adjusted earnings.

Underwriting and Other Insurance Adjustments. Unfavorable mortality in our Group Benefits business resulted in a decrease in adjusted earnings of $277 million. This was primarily driven by (i) increases in both incidence and severity in both COVID-19 and core claims across our life businesses and (ii) unfavorable results in our accidental death & dismemberment business due to lower incidence in the prior period as a result of the COVID-19 Pandemic. Favorable mortality in our RIS business, including the impact of the COVID-19 Pandemic, resulted in an increase in adjusted earnings of $35 million, driven by our pension risk transfer, specialized benefit resource and structured settlement businesses, partially offset by unfavorable results in the institutional income annuity business. The impact of growth in our Group Benefits business was offset by net unfavorable claims experience, primarily due to: (i) the impact of the acquisition of Versant Health on our vision business; (ii) favorable claims experience in the individual disability and accident & health businesses, and (iii) the impact of business growth in our accident & health business; offset by (i) unfavorable claims experience in the group disability business, and (ii) unfavorable dental results, as a result of the COVID-19 Pandemic, which limited availability of services and reduced utilization in the prior period. Refinements to certain insurance and other liabilities in both periods resulted in a $31 million decrease in adjusted earnings.

Asia
Business Overview. Adjusted premiums, fees and other revenues for the three months ended June 30, 2021 increased $19 million, or 1%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, were flat compared to the prior period as growth in foreign currency-denominated life and annuities products in Japan, as well as business growth in other markets, was essentially offset by a decrease in premiums from yen-denominated life and accident and health products.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Adjusted revenues
Premiums	$1,582	$1,584	$3,267	$3,220
Universal life and investment-type product policy fees	436	420	894	850
Net investment income	1,158	767	2,422	1,704
Other revenues	19	14	37	28
Total adjusted revenues	3,195	2,785	6,620	5,802
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	1,233	1,255	2,530	2,576
Interest credited to policyholder account balances	496	447	985	892
Capitalization of DAC	(395)	(351)	(830)	(772)
Amortization of DAC and VOBA	296	284	610	599
Amortization of negative VOBA	(8)	(8)	(15)	(16)
Other expenses	832	797	1,731	1,671
Total adjusted expenses	2,454	2,424	5,011	4,950
Provision for income tax expense (benefit)	221	105	466	246
Adjusted earnings	$520	$256	$1,143	$606

Adjusted earnings on a constant currency basis	$520	$272	$1,143	$639

Adjusted premiums, fees and other revenues	$2,037	$2,018	$4,198	$4,098
Adjusted premiums, fees and other revenues on a constant currency basis	$2,037	$2,040	$4,198	$4,201
Three Months Ended June 30, 2021 Compared with the Three Months Ended June 30, 2020
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates increased adjusted earnings by $16 million for the second quarter of 2021 compared to the prior period, primarily due to the strengthening of the Australian dollar and Korean won against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Asia’s adjusted premiums, fees and other revenues remained essentially flat as compared to the prior period as discussed above; however, a decline in policyholder benefits improved adjusted earnings. Positive net flows in Japan and Korea resulted in higher average invested assets, which improved net investment income. The increase in net investment income was offset by a corresponding increase in interest credited expenses on certain insurance liabilities. The combined impact of the items affecting our business growth improved adjusted earnings by $25 million.

Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields increased driven by the favorable impact of equity market returns on our private equity funds, partially offset by lower yields on fixed income securities supporting products sold in Japan denominated in U.S. and Australian dollars. In addition, a decrease in interest credited expense improved adjusted earnings. The changes in market factors discussed above increased adjusted earnings by $225 million.
Six Months Ended June 30, 2021 Compared with the Six Months Ended June 30, 2020
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates increased adjusted earnings by $33 million for the first six months of 2021 compared to the prior period, primarily due to the strengthening of the Australian dollar, Korean won and Japanese Yen against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Asia’s adjusted premiums, fees and other revenues remained essentially flat as compared to the prior period; however, a decline in policyholder benefits improved adjusted earnings. Positive net flows in Japan and Korea resulted in higher average invested assets, which improved net investment income. The increase in net investment income was more than offset by a corresponding increase in interest credited expenses on certain insurance liabilities. The combined impact of the items affecting our business growth improved adjusted earnings by $33 million.
Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields increased driven by the favorable impact of equity market returns on our private equity funds, partially offset by lower yields on fixed income securities supporting products sold in Japan denominated in U.S. and Australian dollars. In addition, a decrease in interest credited expense improved adjusted earnings. The changes in market factors discussed above increased adjusted earnings by $430 million.
Underwriting and Other Insurance Adjustments. Lower claims, partially offset by higher lapses, in Japan increased adjusted earnings by $26 million. Refinements to certain insurance liabilities and other liabilities in the prior period resulted in a $9 million increase in adjusted earnings.
Expenses. Adjusted earnings increased by $11 million, primarily driven by lower operating expenses in Japan and lower corporate overhead.

Latin America
Business Overview. Adjusted premiums, fees and other revenues for the three months ended June 30, 2021 increased $197 million, or 27%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $100 million, or 12%, compared to the prior period, mainly driven by higher sales and persistency in Mexico and an improvement in the annuity market in Chile.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Adjusted revenues
Premiums	$636	$489	$1,231	$1,129
Universal life and investment-type product policy fees	287	238	557	508
Net investment income	308	260	607	478
Other revenues	11	10	21	21
Total adjusted revenues	1,242	997	2,416	2,136
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	724	449	1,485	1,059
Interest credited to policyholder account balances	60	56	119	126
Capitalization of DAC	(100)	(74)	(195)	(174)
Amortization of DAC and VOBA	83	70	143	144
Interest expense on debt	1	1	2	2
Other expenses	343	307	678	652
Total adjusted expenses	1,111	809	2,232	1,809
Provision for income tax expense (benefit)	34	56	47	100
Adjusted earnings	$97	$132	$137	$227

Adjusted earnings on a constant currency basis	$97	$157	$137	$250

Adjusted premiums, fees and other revenues	$934	$737	$1,809	$1,658
Adjusted premiums, fees and other revenues on a constant currency basis	$934	$834	$1,809	$1,762
Three Months Ended June 30, 2021 Compared with the Three Months Ended June 30, 2020
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates increased adjusted earnings by $25 million for the second quarter of 2021 compared to the prior period, mainly due to the strengthening of foreign currencies against the U.S. dollar, primarily the Chilean and Mexican pesos. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Latin America experienced growth across several lines of business, primarily within Mexico and Chile. While this growth resulted in increased premiums and policy fee income, it was offset by related changes in policyholder benefits. An increase in average invested assets, primarily in Chile, generated higher net investment income. Although business growth drove an increase in commissions and other variable expenses, this was more than offset by a corresponding increase in DAC capitalization and lower interest credited expense on certain insurance liabilities. The combined impact of the items affecting business growth increased adjusted earnings by $12 million.

Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased driven by the unfavorable impact of rising rates on FVO Securities within our Chilean encaje and lower yields on fixed income securities, partially offset by higher returns on private equity funds. The decrease in investment yields was partially offset by lower interest credited expense. The changes in market factors discussed above decreased adjusted earnings by $30 million.
Underwriting. Unfavorable underwriting drove a $54 million decrease in adjusted earnings which includes impacts from COVID-19-related claims, primarily in Brazil and Mexico.
Expenses. A decrease in expenses, primarily due to a prior period information technology charge, resulted in an $8 million increase in adjusted earnings.
Six Months Ended June 30, 2021 Compared with the Six Months Ended June 30, 2020
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates increased adjusted earnings by $23 million for the first six months of 2021 compared to the prior period, mainly due to the strengthening of foreign currencies against the U.S. dollar, primarily the Chilean and Mexican pesos. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Despite a decrease in annuity premiums in Chile driven by the COVID-19 Pandemic, Latin America experienced premium and fee growth in Mexico. The net increase in premiums and fees was offset by related changes in policyholder benefits. An increase in average invested assets, primarily in Chile, generated higher net investment income. In addition, DAC amortization and interest credited expenses on certain insurance liabilities decreased. Although business growth in Mexico drove an increase in commissions and other variable expenses, this was mostly offset by higher DAC capitalization. The combined impact of the items affecting business growth increased adjusted earnings by $26 million.
Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased driven by lower yields on fixed income securities and mortgage loans and the unfavorable impact of rising rates on FVO Securities within our Chilean encaje. These decreases were partially offset by higher returns on private equity funds. The net decrease in investment yields was more than offset by lower interest credited expense. The changes in market factors discussed above increased adjusted earnings by $18 million.
Underwriting. Unfavorable underwriting drove a $178 million decrease in adjusted earnings which includes impacts from COVID-19-related life claims, primarily in Mexico.
Expenses. A prior period information technology charge and expense discipline across the region drove an increase in adjusted earnings of $15 million.

EMEA
Business Overview. Adjusted premiums, fees and other revenues for the three months ended June 30, 2021 increased $84 million, or 13%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $54 million, or 8%, compared to the prior period primarily due to growth in our (i) corporate solutions business in the U.K., (ii) accident and health and variable life businesses across the region, (iii) pension business in Romania, and (iv) ordinary life business in Ukraine and France, as well as a favorable refinement to an unearned premium reserve in Italy. These favorable variances were partially offset by the disposition of MetLife Russia.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Adjusted revenues
Premiums	$621	$557	$1,219	$1,125
Universal life and investment-type product policy fees	107	92	174	208
Net investment income	62	63	125	132
Other revenues	16	11	29	24
Total adjusted revenues	806	723	1,547	1,489
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	333	263	676	573
Interest credited to policyholder account balances	25	27	49	54
Capitalization of DAC	(122)	(115)	(249)	(245)
Amortization of DAC and VOBA	94	85	156	215
Amortization of negative VOBA	(2)	(2)	(4)	(4)
Other expenses	349	328	698	660
Total adjusted expenses	677	586	1,326	1,253
Provision for income tax expense (benefit)	35	21	56	42
Adjusted earnings	$94	$116	$165	$194

Adjusted earnings on a constant currency basis	$94	$122	$165	$202

Adjusted premiums, fees and other revenues	$744	$660	$1,422	$1,357
Adjusted premiums, fees and other revenues on a constant currency basis	$744	$690	$1,422	$1,405
Three Months Ended June 30, 2021 Compared with the Three Months Ended June 30, 2020
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates increased adjusted earnings by $6 million for the second quarter of 2021 as compared to the prior period, primarily driven by the weakening of the U.S. dollar against the British pound, the euro, Czech koruna and the Polish zloty, partially offset by the strengthening of the U.S. dollar against the Turkish lira. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Growth in our (i) corporate solutions business in the U.K., (ii) variable life business across the region, (iii) pension business in Romania, as well as (iv) ordinary life and accident and health businesses in Europe, resulted in a $19 million increase in adjusted earnings.

Underwriting and Other Insurance Adjustments. Adjusted earnings decreased by $42 million as a result of unfavorable underwriting experience, primarily due to the impact of the COVID-19 Pandemic, which resulted in lower utilization in the prior period and higher claims in the current period. Unfavorable underwriting experience in our (i) corporate solutions business across the region, (ii) variable life business in the Gulf and Lebanon, (iii) accident & health business in Europe, and (iv) ordinary life business in Portugal was partially offset by favorable underwriting experience in our ordinary life business in France. Refinements to certain insurance-related assets and liabilities in both periods resulted in a $7 million increase in adjusted earnings.
Taxes and Other. Taxes decreased adjusted earnings by $9 million, due to changes in business mix among tax jurisdictions, as well as a revision to a tax asset in Greece. Adjusted earnings decreased by $4 million due to the disposition of MetLife Russia.
Six Months Ended June 30, 2021 Compared with the Six Months Ended June 30, 2020
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates increased adjusted earnings by $8 million for the first six months of 2021 as compared to the prior period, primarily driven by the weakening of the U.S. dollar against the euro, the British pound, Czech koruna and the Polish zloty, partially offset by the strengthening of the U.S. dollar against the Turkish lira. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Growth in our (i) corporate solutions business in the U.K., (ii) pension business in Romania, and (iii) ordinary life and accident and health businesses in Europe resulted in an $18 million increase in adjusted earnings.
Market Factors. Market factors, including interest rate levels and variability in equity market returns favorably impacted results and increased adjusted earnings by $8 million. This was primarily due to a decrease in DAC amortization in our variable life business.
Underwriting and Other Insurance Adjustments. Adjusted earnings decreased $53 million as a result of unfavorable underwriting experience, primarily due to the impact of the COVID-19 Pandemic, which resulted in lower utilization in the prior period and higher claims in the current period. Unfavorable underwriting experience in our (i) corporate solutions business across the region, (ii) variable life business in the Gulf, Lebanon and Czech Republic, and (iii) accident & health business in Europe and the Gulf was partially offset by favorable underwriting experience in our ordinary life business in France. Refinements to certain insurance-related assets and liabilities in both periods resulted in a $13 million increase in adjusted earnings.
Expenses, Taxes and Other. Lower prior period compensation-related and various other expenses decreased adjusted earnings by $5 million. Taxes decreased adjusted earnings by $12 million, primarily due to changes in business mix among tax jurisdictions, as well as a revision to a tax asset in Greece. Adjusted earnings decreased by $6 million due to the disposition of MetLife Russia.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Adjusted revenues
Premiums	$839	$889	$1,666	$1,793
Universal life and investment-type product policy fees	273	249	547	543
Net investment income	1,543	981	3,189	2,296
Other revenues	69	70	131	105
Total adjusted revenues	2,724	2,189	5,533	4,737
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	1,549	1,705	3,072	3,366
Interest credited to policyholder account balances	210	219	420	437
Capitalization of DAC	(9)	(5)	(17)	(10)
Amortization of DAC and VOBA	56	11	110	111
Interest expense on debt	2	1	3	3
Other expenses	244	239	497	467
Total adjusted expenses	2,052	2,170	4,085	4,374
Provision for income tax expense (benefit)	136	(1)	294	66
Adjusted earnings	$536	$20	$1,154	$297

Adjusted premiums, fees and other revenues	$1,181	$1,208	$2,344	$2,441
Three Months Ended June 30, 2021 Compared with the Three Months Ended June 30, 2020
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. Negative net flows in our annuity business resulted in lower asset-based fee income. In addition, a decrease in average invested assets resulted in lower net investment income. The combined impact of the items affecting our business growth, including higher DAC amortization, resulted in a $18 million decrease in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields increased driven by the favorable impact of equity market returns on our private equity funds, partially offset by lower yields on fixed income securities. In our deferred annuity business, higher equity market returns drove higher asset-based fee income, which increased adjusted earnings. The changes in market factors discussed above, including higher DAC amortization, resulted in a $463 million increase in adjusted earnings.
Underwriting and Other Insurance Adjustments. Favorable underwriting, mainly in our life and long-term care businesses, partially offset by our immediate annuity business, resulted in a $36 million increase in adjusted earnings, which reflects the impact of the COVID-19 Pandemic. Dividend scale reductions, as well as run-off in Metropolitan Life Insurance Company’s (“MLIC”) closed block, contributed to lower dividend expense and resulted in a $39 million increase in adjusted earnings.

Six Months Ended June 30, 2021 Compared with the Six Months Ended June 30, 2020
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. Negative net flows in our annuity business resulted in lower asset-based fee income. In addition, premiums declined due to business run-off and the impact of dividend scale reductions. Also, a decrease in average invested assets resulted in lower net investment income. The combined impact of the items affecting our business growth, including higher DAC amortization, resulted in a $35 million decrease in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields increased driven by the favorable impact of equity market returns on our private equity funds and higher net investment income on derivatives, partially offset by lower yields on fixed income securities. In our deferred annuity business, higher equity market returns drove higher asset-based fee income, which increased adjusted earnings. The changes in market factors discussed above resulted in a $761 million increase in adjusted earnings.
Underwriting and Other Insurance Adjustments. Favorable underwriting, mainly in our long-term care and universal life businesses, resulted in a $77 million increase in adjusted earnings, which reflects the impact of the COVID-19 Pandemic. Dividend scale reductions, as well as run-off in MLIC’s closed block, contributed to lower dividend expense and resulted in a $73 million increase in adjusted earnings.
Expenses. Adjusted earnings decreased by $19 million mainly due to higher corporate-related expenses.

Corporate & Other

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Adjusted revenues
Premiums	$(20)	$13	$38	$25
Universal life and investment-type product policy fees	1	1	1	1
Net investment income	48	(52)	60	(36)
Other revenues	109	72	195	156
Total adjusted revenues	138	34	294	146
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	(13)	3	27	29
Capitalization of DAC	(3)	(2)	(6)	(5)
Amortization of DAC and VOBA	3	3	5	4
Interest expense on debt	223	228	447	445
Other expenses	34	134	141	270
Total adjusted expenses	244	366	614	743
Provision for income tax expense (benefit)	(81)	(120)	(192)	(286)
Adjusted earnings	(25)	(212)	(128)	(311)
Less: Preferred stock dividends	35	77	103	109
Adjusted earnings available to common shareholders	$(60)	$(289)	$(231)	$(420)

Adjusted premiums, fees and other revenues	$90	$86	$234	$182
The table below presents adjusted earnings available to common shareholders by source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Business activities	$28	$12	$57	$30
Net investment income	51	(50)	64	(33)
Interest expense on debt	(235)	(238)	(469)	(467)
Corporate initiatives and projects	(24)	(25)	(49)	(56)
Other	74	(31)	77	(71)
Provision for income tax (expense) benefit and other tax-related items	81	120	192	286
Preferred stock dividends	(35)	(77)	(103)	(109)
Adjusted earnings available to common shareholders	$(60)	$(289)	$(231)	$(420)
Three Months Ended June 30, 2021 Compared with the Three Months Ended June 30, 2020
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Activities. Adjusted earnings from business activities increased $13 million. This was primarily related to improved results from certain of our businesses.

Net Investment Income. Net investment income increased $80 million, primarily due to increased returns on our private equity funds, partially offset by lower yields on our fixed income securities and decreased returns on FVO Securities.
Provision for Income Tax (Expense) Benefit and Other Tax-Related Items. A favorable change in Corporate & Other’s effective tax rate was primarily due to higher utilization of tax preferenced items, which include non-taxable investment income, tax credits and foreign earnings taxed at different rates than the U.S. statutory rate.
Other. Adjusted earnings increased $83 million, primarily as a result of the release of a legal reserve in the current period and a decrease in other corporate-related expenses.
Preferred Stock Dividends. Adjusted earnings available to common shareholders increased $42 million primarily as a result of changes in dividend payments on the 5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (the “Series C preferred stock”) and the partial redemption of this preferred stock in the fourth quarter of 2020.
Six Months Ended June 30, 2021 Compared with the Six Months Ended June 30, 2020
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Activities. Adjusted earnings from business activities increased $21 million. This was primarily related to improved results from certain of our businesses.
Net Investment Income. Net investment income increased $77 million, primarily due to increased returns on our private equity funds, partially offset by lower yields on our fixed income securities and decreased returns on FVO Securities.
Provision for Income Tax (Expense) Benefit and Other Tax-Related Items. An unfavorable change in Corporate & Other’s taxes was primarily due to the finalization of bankruptcy proceedings for a leveraged lease investment in the prior period, lower taxes on stock compensation and lower utilization of tax preferenced items, which include non-taxable investment income, tax credits and foreign earnings taxed at different rates than the U.S. statutory rate.
Other. Adjusted earnings increased $117 million, primarily as a result of the release of a legal reserve in the current period, a decrease in certain corporate-related expenses and lower interest expense on tax positions due to audit settlements in the current period, partially offset by higher employee-related costs.
Preferred Stock Dividends. Adjusted earnings available to common shareholders increased $6 million as a result of changes in dividend payments on the Series C preferred stock and the partial redemption in the fourth quarter of 2020 of the Series C preferred stock, partially offset by dividends paid on the 3.85% Fixed Rate Reset Non-Cumulative Preferred Stock, Series G we issued in September 2020.

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
Governments and central banks around the world are responding to the COVID-19 Pandemic with unprecedented fiscal and monetary policies, which have had significant effects and may have ongoing effects on financial markets and the global economy. These policy responses include fiscal and monetary stimulus measures, including, but not limited to, financial assistance, liquidity programs, new financing facilities and reductions in the level of interest rates. As time progresses, we will know more about the efficacy of these policies and what they may mean for the outlook for the global economy and financial markets, but currently the number of factors makes reliably estimating the duration and severity of the impact of the COVID-19 Pandemic on our business operations, investment portfolio and derivatives difficult.
Selected Country and Sector Investments
Selected Country: We have a market presence in numerous countries and, therefore, our investment portfolio, which supports our insurance operations and related policyholder liabilities, as well as our global portfolio diversification objectives, is exposed to risks posed by local political and economic conditions, as well as those resulting from the COVID-19 Pandemic. Our investment portfolio is currently the most affected by these conditions for the countries in the table below. The following table presents a summary of selected country fixed maturity securities AFS, at estimated fair value. The information below is presented on a “country of risk basis” (e.g. where the issuer primarily conducts business).

	Selected Country Fixed Maturity Securities AFS at June 30, 2021
Country	Sovereign (1)	Financial Services	Non-Financial Services	Structured Products	Total (2)
	(Dollars in millions)
Mexico	$2,747	$766	$2,202	$36	$5,751
Chile	1,527	919	3,161	3	5,610
Colombia	380	80	196	—	656
Peru	120	49	272	—	441
Turkey	99	2	14	—	115
Argentina (3)	72	1	22	—	95
Total	$4,945	$1,817	$5,867	$39	$12,668
Investment grade %	93.6%	95.9%	89.1%	89.2%	91.8%
__________________
(1)Sovereign includes government and agency.

(2)The par value, amortized cost net of ACL, and estimated fair value, net of purchased credit default swaps, of these selected country fixed maturity securities AFS were $11.9 billion, $11.4 billion and $12.0 billion, respectively, at June 30, 2021. The notional value and estimated fair value of the purchased credit default swaps were $710 million and $2 million, respectively, at June 30, 2021.
(3)The sovereign securities amount for Argentina was net of ACL of $2 million at June 30, 2021.
Selected Sector: As a result of current economic conditions including the effects on the global economy and financial markets from the COVID-19 Pandemic, certain sectors of our investment portfolio have continued to experience stress. Our fixed maturity securities AFS exposure to stressed sectors is summarized below:

	Selected Sectors at June 30, 2021
Sectors	Book Value (1)	Investment Grade %	% of Total Investments
	(Dollars in millions)
Airports	$3,233	82%	0.6%
Cruise Lines / Leisure	755	92%	0.2
Airlines	459	70%	0.1
Restaurants	427	96%	0.1
Lodging	176	68%	—
Fixed Maturity Securities AFS Exposure to Stressed Sectors (2)	$5,050		1.0%
Total Investments (3)	$516,280
__________________
(1)Fixed maturity securities AFS at amortized cost, net of ACL.
(2)The par value, estimated fair value, and estimated fair value, net of written credit default swaps, of these selected sectors fixed maturity securities AFS were $5.1 billion, $5.5 billion and $5.7 billion, respectively, at June 30, 2021. The notional value and estimated fair value of the written credit default swaps were $169 million and $3 million, respectively, at June 30, 2021.
(3)Represents total cash, cash equivalents and invested assets.
We maintain a portfolio of Airports sector fixed maturity securities AFS that is diversified across issuers and geographies, with 46%, 24% and 23% of the exposure in Europe, Asia and U.S., respectively. This portfolio is primarily invested in higher quality, highly rated investment grade securities. At June 30, 2021, this securities portfolio was in an unrealized gain position of $340 million.
We manage direct and indirect investment exposure in the selected countries and sectors through fundamental analysis and we continually monitor and adjust our level of investment exposure.
Investment Portfolio Results
The reconciliation of net investment income under GAAP to adjusted net investment income is presented below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Net investment income — GAAP basis	$5,280	$4,087	$10,594	$7,148
Investment hedge adjustments	212	188	432	326
Unit-linked investment income	(378)	(818)	(585)	322
Other	3	(13)	(30)	(31)
Adjusted net investment income (1)	$5,117	$3,444	$10,411	$7,765
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

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020		2021		2020
Asset Class	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount
	(Dollars in millions)
Fixed maturity securities (2), (3)	3.76%	$2,785	3.99%	$2,885	3.74%	$5,569	3.91%	$5,624
Mortgage loans (3)	4.29	885	4.20	862	4.20	1,746	4.28	1,746
Real estate and real estate joint ventures	3.65	109	0.62	18	3.42	204	1.76	99
Policy loans	5.18	120	5.15	124	5.16	241	5.19	250
Equity securities	4.30	9	4.12	11	4.62	20	4.77	25
Other limited partnership interests	36.58	1,050	(30.23)	(605)	43.04	2,335	(7.06)	(282)
Cash and short-term investments	0.72	21	1.35	38	0.79	42	1.53	82
Other invested assets		266		247		564		513
Investment income	4.85%	5,245	3.40%	3,580	4.95%	10,721	3.84%	8,057
Investment fees and expenses	(0.12)	(128)	(0.12)	(122)	(0.13)	(274)	(0.12)	(256)
Net investment income including divested businesses (4)	4.73%	5,117	3.28%	3,458	4.82%	10,447	3.72%	7,801
Less: net investment income from divested businesses (4)		—		14		36		36
Adjusted net investment income		$5,117		$3,444		$10,411		$7,765
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
(2)Investment income from fixed maturity securities includes amounts from FVO Securities of $50 million and $86 million for the three months and six months ended June 30, 2021, respectively, and $114 million and $36 million for the three months and six months ended June 30, 2020, respectively.
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

Fixed Maturity Securities AFS and Equity Securities
The following table presents fixed maturity securities AFS and equity securities by type (public or private) and information about perpetual and redeemable securities held at:

	June 30, 2021		December 31, 2020
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities AFS:
Publicly-traded	$269,568	79.1%	$284,083	80.1%
Privately-placed	71,127	20.9	70,726	19.9
Total fixed maturity securities AFS	$340,695	100.0%	$354,809	100.0%
Percentage of cash and invested assets	66.0%		67.2%
Equity securities:
Publicly-traded	$851	85.0%	$851	78.9%
Privately-held	150	15.0	228	21.1
Total equity securities	$1,001	100.0%	$1,079	100.0%
Percentage of cash and invested assets	0.2%		0.2%
Perpetual and redeemable securities:
Perpetual securities included within fixed maturity securities AFS and equity securities	$337		$344
Redeemable preferred stock with a stated maturity included within fixed maturity securities AFS	$503		$912
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

Fair Value of Fixed Maturity Securities AFS and Equity Securities
Fixed maturity securities AFS and equity securities measured at estimated fair value on a recurring basis and their corresponding fair value pricing sources were as follows:

	June 30, 2021
	Fixed Maturity Securities AFS		Equity Securities
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$25,820	7.6%	$662	66.1%
Level 2
Independent pricing sources	283,869	83.4	184	18.4
Internal matrix pricing or discounted cash flow techniques	1,085	0.3	12	1.2
Significant other observable inputs	284,954	83.7	196	19.6
Level 3
Independent pricing sources	24,195	7.1	8	0.8
Internal matrix pricing or discounted cash flow techniques	5,243	1.5	135	13.5
Independent broker quotations	483	0.1	—	—
Significant unobservable inputs	29,921	8.7	143	14.3
Total estimated fair value	$340,695	100.0%	$1,001	100.0%
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for the fixed maturity securities AFS and equity securities fair value hierarchy.
The majority of the Level 3 fixed maturity securities AFS and equity securities were concentrated in three sectors at June 30, 2021: foreign corporate securities, U.S. corporate securities and RMBS. During the three months ended June 30, 2021, Level 3 fixed maturity securities AFS increased by $858 million, or 3%. The increase was driven by purchases in excess of sales and an increase in estimated fair value recognized in other comprehensive income (loss) (“OCI”), partially offset by transfers out of Level 3 in excess of transfers into Level 3. During the six months ended June 30, 2021, Level 3 fixed maturity securities AFS increased by $414 million, or 1%. The increase was driven by purchases in excess of sales, partially offset by transfers out of Level 3 in excess of transfers into Level 3 and a decrease in estimated fair value recognized in OCI.
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

		June 30, 2021				December 31, 2020
NAIC Designation	NRSRO Rating	Amortized Cost net of ACL	Unrealized Gains (Losses) (1)	Estimated Fair Value	% of Total	Amortized Cost net of ACL	Unrealized Gains (Losses) (1)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$213,767	$23,464	$237,231	69.6%	$218,252	$31,761	$250,013	70.5%
2	Baa	77,046	9,247	86,293	25.3	76,342	11,360	87,702	24.7
	Subtotal investment grade	290,813	32,711	323,524	94.9	294,594	43,121	337,715	95.2
3	Ba	11,993	985	12,978	3.8	11,840	972	12,812	3.6
4	B	3,511	23	3,534	1.1	3,688	14	3,702	1.1
5	Caa and lower	636	(32)	604	0.2	536	(33)	503	0.1
6	In or near default	50	5	55	—	72	5	77	—
	Subtotal below investment grade	16,190	981	17,171	5.1	16,136	958	17,094	4.8
	Total fixed maturity securities AFS	$307,003	$33,692	$340,695	100.0%	$310,730	$44,079	$354,809	100.0%
__________________
(1) Excludes gross unrealized gains (losses) related to assets held-for-sale. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the Company’s business dispositions.

The following tables present total fixed maturity securities AFS, based on estimated fair value, by sector and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for non-agency RMBS and CMBS, which are presented using the revised NAIC methodologies:

	Fixed Maturity Securities AFS — by Sector & Credit Quality Rating
NAIC Designation	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(Dollars in millions)
June 30, 2021
U.S. corporate	$45,342	$39,077	$4,743	$1,883	$305	$21	$91,371
Foreign government	54,759	6,156	3,169	467	73	6	64,630
Foreign corporate	23,993	36,963	3,896	543	201	9	65,605
U.S. government and agency	46,014	542	—	—	—	—	46,556
RMBS	28,549	881	223	160	16	19	29,848
ABS	14,548	1,804	270	90	1	—	16,713
Municipals	13,406	499	18	—	—	—	13,923
CMBS	10,620	371	659	391	8	—	12,049
Total fixed maturity securities AFS	$237,231	$86,293	$12,978	$3,534	$604	$55	$340,695
Percentage of total	69.6%	25.3%	3.8%	1.1%	0.2%	—%	100.0%

December 31, 2020
U.S. corporate	$46,847	$39,552	$4,649	$2,018	$326	$24	$93,416
Foreign government	61,322	6,678	3,161	456	77	5	71,699
Foreign corporate	26,812	37,884	3,984	648	74	6	69,408
U.S. government and agency	46,543	557	—	—	—	—	47,100
RMBS	29,347	706	197	153	14	18	30,435
ABS	15,328	1,496	197	96	1	1	17,119
Municipals	13,240	460	22	—	—	—	13,722
CMBS	10,574	369	602	331	11	23	11,910
Total fixed maturity securities AFS	$250,013	$87,702	$12,812	$3,702	$503	$77	$354,809
Percentage of total	70.5%	24.7%	3.6%	1.1%	0.1%	—%	100.0%

U.S. and Foreign Corporate Fixed Maturity Securities AFS
We maintain a diversified portfolio of corporate fixed maturity securities AFS across industries and issuers. This portfolio did not have any exposure to any single issuer in excess of 1% of total investments at June 30, 2021. The top 10 holdings comprised 2% of total investments at both June 30, 2021 and December 31, 2020. The table below presents our U.S. and foreign corporate securities holdings by industry at:

	June 30, 2021		December 31, 2020
Industry	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$46,489	29.6%	$47,472	29.2%
Finance	35,711	22.8	37,645	23.1
Consumer	31,113	19.8	33,384	20.5
Utility	29,149	18.6	29,984	18.4
Communications	12,161	7.7	12,107	7.4
Other	2,353	1.5	2,232	1.4
Total	$156,976	100.0%	$162,824	100.0%
As a result of current economic conditions, including the effects of the COVID-19 Pandemic, we have experienced stress within certain sub-sectors of our industrial and consumer corporate securities portfolios, principally in Airports, Cruise Lines / Leisure, Airlines, Restaurants and Lodging. See “— Current Environment — Selected Country and Sector Investments.”
Structured Products
We held $58.6 billion and $59.5 billion of Structured Products, at estimated fair value, at June 30, 2021 and December 31, 2020, respectively, as presented in the RMBS, ABS and CMBS sections below.
RMBS
Our RMBS portfolio is diversified by security type and risk profile. The following table presents our RMBS portfolio by security type, risk profile and ratings profile at:

	June 30, 2021			December 31, 2020
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses) (1)
	(Dollars in millions)
Security type
Collateralized mortgage obligations	$17,248	57.8%	$1,327	$17,342	57.0%	$1,468
Pass-through mortgage-backed securities	12,600	42.2	310	13,093	43.0	552
Total RMBS	$29,848	100.0%	$1,637	$30,435	100.0%	$2,020
Risk profile
Agency	$19,622	65.7%	$950	$20,408	67.1%	$1,314
Prime	2,331	7.8	35	1,637	5.4	38
Alt-A	3,602	12.1	305	3,809	12.5	306
Sub-prime	4,293	14.4	347	4,581	15.0	362
Total RMBS	$29,848	100.0%	$1,637	$30,435	100.0%	$2,020
Ratings profile
Rated Aaa/AAA	$21,752	72.9%		$22,555	74.1%
Designated NAIC 1	$28,549	95.6%		$29,347	96.4%
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
ABS
Our ABS portfolio is diversified by collateral type and issuer. The following table presents our ABS portfolio by collateral type and ratings profile at:

	June 30, 2021			December 31, 2020
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses) (1)
	(Dollars in millions)
Collateral type
Collateralized obligations (2)	$8,269	49.5%	$20	$8,946	52.2%	$(16)
Consumer loans	1,700	10.2	48	1,535	9.0	46
Student loans	1,145	6.9	17	1,174	6.9	7
Credit card loans	722	4.3	11	1,006	5.9	13
Automobile loans	1,103	6.6	20	976	5.7	20
Foreign residential loans	871	5.2	9	956	5.5	15
Other loans	2,903	17.3	69	2,526	14.8	71
Total	$16,713	100.0%	$194	$17,119	100.0%	$156
Ratings profile
Rated Aaa/AAA	$7,958	47.6%		$9,164	53.5%
Designated NAIC 1	$14,548	87.0%		$15,328	89.5%
__________________
(1) Excludes gross unrealized gains (losses) related to assets held-for-sale. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the Company’s business dispositions.
(2) Includes primarily collateralized loan obligations.

CMBS
Our CMBS portfolio is comprised primarily of securities collateralized by multiple commercial mortgage loans and is diversified by property type, borrower, geography and vintage year. The following tables present our CMBS portfolio by NRSRO rating and vintage year.

	June 30, 2021
	Aaa		Aa		A		Baa		Below Investment Grade		Total
Vintage Year	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value
	(Dollars in millions)
2003-2014	$1,202	$1,278	$1,098	$1,152	$581	$593	$202	$194	$181	$167	$3,264	$3,384
2015	415	444	109	117	49	51	7	7	—	—	580	619
2016	232	252	106	114	50	52	1	1	—	—	389	419
2017	695	735	419	449	182	188	8	8	—	—	1,304	1,380
2018	1,625	1,791	580	632	184	198	10	10	—	—	2,399	2,631
2019	1,022	1,064	146	150	656	677	—	—	—	—	1,824	1,891
2020	615	621	276	283	203	210	27	28	—	—	1,121	1,142
2021	253	256	127	129	174	176	22	22	—	—	576	583
Total	$6,059	$6,441	$2,861	$3,026	$2,079	$2,145	$277	$270	$181	$167	$11,457	$12,049
Ratings Distribution		53.5%		25.1%		17.8%		2.2%		1.4%		100.0%

	December 31, 2020
	Aaa		Aa		A		Baa		Below Investment Grade		Total
Vintage Year	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value
	(Dollars in millions)
2003 - 2013	$958	$1,011	$898	$917	$373	$355	$105	$96	$114	$98	$2,448	$2,477
2014	451	480	429	449	169	171	10	9	—	—	1,059	1,109
2015	462	492	65	69	38	40	7	6	—	—	572	607
2016	282	310	56	60	54	53	—	—	—	—	392	423
2017	757	807	432	463	150	150	—	—	—	—	1,339	1,420
2018	1,704	1,891	592	647	205	214	9	9	—	—	2,510	2,761
2019	1,048	1,100	138	141	596	610	—	—	—	—	1,782	1,851
2020	734	748	280	293	186	191	29	30	—	—	1,229	1,262
Total	$6,396	$6,839	$2,890	$3,039	$1,771	$1,784	$160	$150	$114	$98	$11,331	$11,910
Ratings Distribution		57.4%		25.5%		15.0%		1.3%		0.8%		100.0%
The tables above reflect NRSRO ratings including Moody’s Investors Service, S&P, Fitch Ratings and Morningstar, Inc. CMBS designated NAIC 1 were 88.1% and 88.8% of total CMBS at June 30, 2021 and December 31, 2020, respectively.
Evaluation of Fixed Maturity Securities AFS for Credit Loss, Rollforward of Allowance for Credit Loss and Credit Loss on Fixed Maturity Securities AFS Recognized in Earnings
See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information about the evaluation of fixed maturity securities AFS for credit loss, rollforward of the ACL, net provision (release) for credit loss, as well as gross gains and gross losses on fixed maturity securities AFS sold at and for the six months ended June 30, 2021.
Contractholder-Directed Equity Securities and Fair Value Option Securities
The estimated fair value of these investments, which are primarily comprised of Unit-linked investments, was $12.2 billion and $13.3 billion, or 2.4% and 2.5% of cash and invested assets, at June 30, 2021 and December 31, 2020, respectively. See Notes 6 and 8 of the Notes to the Interim Condensed Consolidated Financial Statements for a description of this portfolio, its fair value hierarchy and a rollforward of the fair value measurements for these investments measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.

Securities Lending and Repurchase Agreements
We participate in a securities lending program whereby securities are loaned to third-parties, primarily brokerage firms and commercial banks. We also participate in short-term repurchase agreement transactions with unaffiliated financial institutions. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Securities Lending and Repurchase Agreements” and Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for further information.
Mortgage Loans
Our mortgage loans held-for-investment are principally collateralized by commercial, agricultural and residential properties. Mortgage loans held-for-investment are carried at amortized cost and the related ACL are summarized as follows at:

	June 30, 2021				December 31, 2020
Portfolio Segment	Amortized Cost	% of Total	ACL	% of Amortized Cost	Amortized Cost	% of Total	ACL	% of Amortized Cost
	(Dollars in millions)
Commercial	$51,602	63.0%	$274	0.5%	$52,434	62.2%	$252	0.5%
Agricultural	18,044	22.0	86	0.5	18,128	21.5	106	0.6
Residential	12,281	15.0	210	1.7	13,782	16.3	232	1.7
Total	$81,927	100.0%	$570	0.7%	$84,344	100.0%	$590	0.7%
The carrying value of all mortgage loans, net of ACL, was 15.8% and 15.9% of cash and invested assets at June 30, 2021 and December 31, 2020, respectively.
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
We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loan held-for-investment portfolios, 83% are collateralized by properties located in the United States, with the remaining 17% collateralized by properties located outside the United States, which includes 5% of properties located in Mexico and 1% of properties located in Chile, at June 30, 2021. The carrying values of our commercial and agricultural mortgage loans held-for-investment located in California, New York and Texas were 17%, 10% and 7%, respectively, of total commercial and agricultural mortgage loans held for investment at June 30, 2021. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loan held for investment portfolio in a similar manner to reduce risk of concentration, with 91% collateralized by properties located in the United States, and the remaining 9% collateralized by properties located outside the United States, principally in Chile, at June 30, 2021. The carrying values of our residential mortgage loans located in California, Florida, and New York were 31%, 9%, and 8%, respectively, of total residential mortgage loans at June 30, 2021.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The tables below present the diversification across geographic regions and property types of commercial mortgage loans held-for-investment at:

	June 30, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Non-U.S.	$10,227	19.8%	$10,581	20.2%
Pacific	10,161	19.7	10,235	19.5
Middle Atlantic	8,115	15.7	8,233	15.7
South Atlantic	7,186	13.9	7,217	13.8
West South Central	3,636	7.0	3,887	7.4
East North Central	2,197	4.3	2,494	4.8
New England	2,214	4.3	2,126	4.0
Mountain	1,903	3.7	1,777	3.4
East South Central	781	1.5	700	1.3
West North Central	649	1.3	609	1.2
Multi-Region and Other	4,533	8.8	4,575	8.7
Total amortized cost	51,602	100.0%	52,434	100.0%
Less: ACL	274		252
Carrying value, net of ACL	$51,328		$52,182
Property Type
Office	$22,883	44.3%	$23,928	45.6%
Retail	8,960	17.4	8,911	17.0
Apartment	8,699	16.9	8,764	16.7
Industrial	5,437	10.5	5,365	10.2
Hotel	3,187	6.2	3,377	6.5
Other	2,436	4.7	2,089	4.0
Total amortized cost	51,602	100.0%	52,434	100.0%
Less: ACL	274		252
Carrying value, net of ACL	$51,328		$52,182
Our commercial mortgage loan portfolio is well positioned with exposures concentrated in high quality underlying properties located in primary markets typically with institutional investors who are better positioned to manage their assets during periods of market volatility. Our portfolio is comprised primarily of lower risk loans with higher debt-service coverage ratios (“DSCR”) and lower loan-to-value (“LTV”) ratios. See “— Mortgage Loan Credit Quality - Monitoring Process” for further information and Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for a distribution of our commercial mortgage loans by DSCR and LTV ratios. Excluding loans with a COVID-19 Pandemic-related payment deferral, 100% of our commercial mortgage loan portfolio was current at June 30, 2021, including all of our hotel and retail commercial mortgage loans. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for further information regarding COVID-19 Pandemic-related mortgage loan concessions.
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
LTV ratios and DSCR are common measures in the assessment of the quality of commercial mortgage loans. LTV ratios are a common measure in the assessment of the quality of agricultural mortgage loans. LTV ratios compare the amount of the loan to the estimated fair value of the underlying collateral. An LTV ratio greater than 100% indicates that the loan amount is greater than the collateral value. An LTV ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the LTV ratio, the higher the risk of experiencing a credit loss. The DSCR compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the DSCR, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average LTV ratio was 58% at both June 30, 2021 and December 31, 2020 and our average DSCR was 2.6x and 2.5x at June 30, 2021 and December 31, 2020, respectively. The DSCR and the values utilized in calculating the ratio are updated routinely. In addition, the LTV ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average LTV ratio was 48% at both June 30, 2021 and December 31, 2020. The values utilized in calculating our agricultural mortgage loan LTV ratio are developed in connection with the ongoing review of our agricultural loan portfolio and are routinely updated.
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
In determining our ACL, management (i) pools mortgage loans that share similar risk characteristics, (ii) considers expected lifetime credit loss over the contractual term of our mortgage loans, as adjusted for expected prepayments and any extensions, and (iii) considers past events and current and forecasted economic conditions. Actual credit loss realized could be different from the amount of the ACL recorded. These evaluations and assessments are revised as conditions change and new information becomes available, which can cause the ACL to increase or decrease over time as such evaluations are revised. Negative credit migration, including an actual or expected increase in the level of problem loans, will result in an increase in the ACL. Positive credit migration, including an actual or expected decrease in the level of problem loans, will result in a decrease in the ACL. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information on how the ACL is established and monitored, and activity in and balances of the ACL, as of and for the six months ended June 30, 2021 and 2020.
Real Estate and Real Estate Joint Ventures
Real estate and real estate joint ventures is comprised of wholly-owned real estate and joint ventures with interests in single property income-producing real estate and, to a lesser extent, joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the operation of income-producing properties, as well as a runoff portfolio. The carrying value of real estate and real estate joint ventures was $11.9 billion, or 2.3% of cash and invested assets, at both June 30, 2021 and December 31, 2020.

Our real estate investments are typically stabilized properties that we intend to hold for the longer-term for portfolio diversification and long-term appreciation. Our real estate investment portfolio has significantly appreciated since acquisition to a $6.2 billion and $6.1 billion unrealized gain position at June 30, 2021 and June 30, 2020, respectively, that is available to absorb valuation declines from the current economic conditions. We continuously monitor expected future cash flows of each of our real estate investments and incorporate them into our periodic impairment analyses. As a result of the COVID-19 Pandemic, we performed impairment analyses during the six months ended June 30, 2021 and June 30, 2020, which included updated estimates of expected future cash flows. As a result of our impairment analyses, we recorded one impairment during the six months ended June 30, 2020 for $13 million. This impairment was recorded in net investment income as the investment is in a real estate fund. There were no impairments recognized in net investment gains (losses) on real estate and real estate joint ventures for either the six months ended June 30, 2021 or 2020.
We diversify our real estate investments by both geographic region and property type to reduce risk of concentration. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for a summary of real estate investments, by income type, as well as income earned.
Other Limited Partnership Interests
Other limited partnership interests are comprised of investments in private funds, including private equity funds and hedge funds. At June 30, 2021 and December 31, 2020, the carrying value of other limited partnership interests was $12.0 billion and $9.5 billion, which included $643 million and $643 million of hedge funds, respectively. Other limited partnership interests were 2.32% and 1.79% of cash and invested assets at June 30, 2021 and December 31, 2020, respectively. Cash distributions on these investments are generated from realized investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds.
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
Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	June 30, 2021		December 31, 2020
Asset Type	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$10,361	54.6%	$11,866	57.6%
Tax credit and renewable energy partnerships	1,636	8.6	1,751	8.5
Direct financing leases	1,336	7.0	1,340	6.5
Annuities funding structured settlement claims	1,256	6.6	1,263	6.1
Leveraged leases	796	4.2	816	4.0
FHLB common stock	791	4.2	814	4.1
Operating joint ventures	777	4.1	733	3.6
Funds withheld	516	2.7	508	2.5
Other	1,508	8.0	1,502	7.2
Total	$18,977	100.0%	$20,593	100.0%
Percentage of cash and invested assets	3.7%		3.9%

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
•Information about the primary underlying risk exposure, gross notional amount, and estimated fair value of our derivatives by type of hedge designation, excluding embedded derivatives held at June 30, 2021 and December 31, 2020.
•The statement of operations effects of derivatives in net investments in foreign operations, cash flow, fair value, or nonqualifying hedge relationships for the three months and six months ended June 30, 2021 and 2020.
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
Derivatives categorized as Level 3 at June 30, 2021 include: interest rate forwards with maturities which extend beyond the observable portion of the yield curve; interest rate total return swaps with unobservable repurchase rates; interest rate caps with unobservable volatility inputs; foreign currency swaps and forwards with certain unobservable inputs, including the unobservable portion of the yield curve; credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; and equity index options with unobservable correlation inputs. At June 30, 2021, less than 1% of the estimated fair value of our derivatives was priced through independent broker quotations.
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for a rollforward of the fair value measurements for derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
The gain (loss) on Level 3 derivatives primarily relates to foreign currency derivatives that are valued using an unobservable portion of the swap yield curves and interest rate total return swaps with observable interest rates. Other significant inputs include the unobservable interest rate which extends beyond the observable portion of the yield curve. We validate the reasonableness of these inputs by valuing the positions using internal models and comparing the results to broker quotations.

The gain (loss) on Level 3 derivatives, percentage of gain (loss) attributable to observable and unobservable inputs, and the primary drivers of observable gain (loss) are summarized as follows:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Gain (loss) recognized in net income (loss) (in millions)	($49)	($217)
Approximate percentage of gain (loss) attributable to observable inputs	(27%)	53%
Primary drivers of observable gain (loss)	Decreases in interest rates on interest rate total return swaps and increases in certain equity index levels on equity derivatives.	Increases in interest rates on interest rate total return swaps and increases in certain equity index levels on equity derivatives.
Approximate percentage of gain (loss) attributable to unobservable inputs	127%	47%
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
Credit Derivatives
The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	June 30, 2021		December 31, 2020
Credit Default Swaps	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Purchased	$2,999	$(103)	$2,978	$(112)
Written	9,216	186	9,609	196
Total	$12,215	$83	$12,587	$84
The following table presents the gross gains, gross losses and net gains (losses) recognized in net derivative gains (losses) for credit default swaps as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
	2021			2020			2021			2020
Credit Default Swaps	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)
	(In millions)
Purchased (1)	$(4)	$(3)	$(7)	$(39)	$(22)	$(61)	$16	$(4)	$12	$39	$(27)	$12
Written (1)	30	—	30	27	135	162	42	(7)	35	29	(178)	(149)
Total	$26	$(3)	$23	$(12)	$113	$101	$58	$(11)	$47	$68	$(205)	$(137)
__________________
(1)Gains (losses) do not include earned income (expense) on credit default swaps.

The favorable change in net gains (losses) on written credit default swaps of $184 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was due to certain credit spreads on certain credit default swaps used as replications narrowing in the current period as compared to widening in the prior period.
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
Securities lending and repurchase agreements: Periodically we receive non-cash collateral for securities lending and repurchase agreements from counterparties, which is not reflected on our consolidated financial statements. The amount of this non-cash collateral was $31 million and $1 million at estimated fair value, at June 30, 2021 and December 31, 2020, respectively.

Third-party custodian administered repurchase programs: We loan certain of our fixed maturity securities AFS to unaffiliated financial institutions and, in exchange, non-cash collateral is put on deposit by the unaffiliated financial institutions on our behalf with third-party custodians. The estimated fair value of securities loaned in connection with these transactions was $223 million and $19 million at June 30, 2021 and December 31, 2020, respectively. Non-cash collateral on deposit with third-party custodians held on our behalf was $236 million and $20 million, at estimated fair value, at June 30, 2021 and December 31, 2020, respectively, which cannot be sold or re-pledged, and which is not reflected in our consolidated financial statements.
Derivatives: We enter into derivatives to manage various risks relating to our ongoing business operations. We receive non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which is not reflected in our consolidated financial statements. The amount of this non-cash collateral was $1.3 billion and $1.7 billion, at estimated fair value, at June 30, 2021 and December 31, 2020, respectively. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” and Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
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
See “Business — Regulation — Insurance Regulation — Policy and Contract Reserve Adequacy Analysis” and “Risk Factors — Business Risks” included in the 2020 Annual Report for further information regarding required analyses of the adequacy of statutory reserves of our insurance operations.

The following discussion on future policy benefits and policyholder account balances should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment” included in the 2020 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under similarly captioned sections, and “— Variable Annuity Guarantees.” See also Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report for additional information.
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Group Benefits:

	June 30, 2021
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$5,217	$5,090
Equal to or greater than 2% but less than 4%	$1,597	$1,559
Equal to or greater than 4%	$794	$765
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for RIS:

	June 30, 2021
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$146	$—
Equal to or greater than 2% but less than 4%	$1,049	$143
Equal to or greater than 4%	$4,619	$4,383
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

The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Asia:

	June 30, 2021
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Annuities:
Greater than 0% but less than 2%	$31,595	$1,799
Equal to or greater than 2% but less than 4%	$1,026	$427
Equal to or greater than 4%	$1	$1
Life & Other:
Greater than 0% but less than 2%	$12,745	$12,211
Equal to or greater than 2% but less than 4%	$32,574	$20,779
Equal to or greater than 4%	$280	$280
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for the MetLife Holdings segment:

	June 30, 2021
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$1,202	$1,167
Equal to or greater than 2% but less than 4%	$17,619	$16,005
Equal to or greater than 4%	$7,486	$6,872
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
The table below presents the carrying value for guarantees at:

	Future Policy Benefits		Policyholder Account Balances
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
	(In millions)
Asia
GMDB	$6	$6	$—	$—
GMAB	—	—	12	26
GMWB	34	35	118	134
EMEA
GMDB	4	6	—	—
GMAB	—	—	11	31
GMWB	24	31	(68)	(23)
MetLife Holdings
GMDB	465	450	—	—
GMIB	925	954	80	323
GMAB	—	—	(1)	—
GMWB	178	179	224	443
Total	$1,636	$1,661	$376	$934
The carrying amounts for guarantees included in policyholder account balances above include nonperformance risk adjustments of $86 million and $137 million at June 30, 2021 and December 31, 2020, respectively. These nonperformance risk adjustments represent the impact of including a credit spread when discounting the underlying risk-neutral cash flows to determine the estimated fair values. The nonperformance risk adjustment does not have an economic impact on us as it cannot be monetized given the nature of these policyholder liabilities. The change in valuation arising from the nonperformance risk adjustment is not hedged.
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
GMDBs
We offer a range of GMDBs to our contractholders. The table below presents GMDBs, by benefit type, at June 30, 2021:

	Total Account Value (1)
	Asia & EMEA	MetLife Holdings
	(In millions)
Return of premium or five to seven year step-up	$7,921	$47,951
Annual step-up	—	3,234
Roll-up and step-up combination	—	5,585
Total	$7,921	$56,770
__________________
(1)Total account value excludes $607 million for contracts with no GMDBs. The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed for GMDBs and for living benefit guarantees are not mutually exclusive.
Based on total account value, less than 18% of our GMDBs included enhanced death benefits such as the annual step-up or roll-up and step-up combination products at June 30, 2021.
Living Benefit Guarantees
The table below presents our living benefit guarantees based on total account values at June 30, 2021:

	Total Account Value (1)
	Asia & EMEA	MetLife Holdings
	(In millions)
GMIB	$—	$21,100
GMWB - non-life contingent (2)	1,053	2,238
GMWB - life-contingent	3,392	8,816
GMAB	1,780	166
Total	$6,225	$32,320
__________________
(1)Total account value excludes $26.8 billion for contracts with no living benefit guarantees. The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed for GMDBs and for living benefit guarantee amounts are not mutually exclusive.
(2)The Asia and EMEA segments include the non-life contingent portion of the GMWB total account value of $1.0 billion with a guarantee at annuitization.
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

The table below presents our GMIB associated total account values, by their guaranteed payout basis, at June 30, 2021:

Total Account Value
(In millions)
7-year setback, 2.5% interest rate	$6,191
7-year setback, 1.5% interest rate	1,232
10-year setback, 1.5% interest rate	4,221
10-year mortality projection, 10-year setback, 1.0% interest rate	8,044
10-year mortality projection, 10-year setback, 0.5% interest rate	1,412
$21,100
The annuitization interest rates on GMIBs have been decreased from 2.5% to 0.5% over time, partially in response to the low interest rate environment, accompanied by an increase in the setback period from seven years to 10 years and the introduction of a 10-year mortality projection.
Additionally, 39% of the $21.1 billion of GMIB total account value has been invested in managed volatility funds as of June 30, 2021. These funds seek to manage volatility by adjusting the fund holdings within certain guidelines based on capital market movements. Such activity reduces the overall risk of the underlying funds while maintaining their growth opportunities. These risk mitigation techniques reduce or eliminate the need for us to manage the funds’ volatility through hedging or reinsurance.
Our GMIB products typically have a waiting period of 10 years to be eligible for annuitization. As of June 30, 2021, only 32% of our contracts with GMIBs were eligible for annuitization. The remaining contracts are not eligible for annuitization for an average of three years.
Once eligible for annuitization, contractholders would be expected to annuitize only if their contracts were in-the-money. We calculate in-the-moneyness with respect to GMIBs consistent with net amount at risk as discussed in Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements, by comparing the contractholders’ income benefits based on total account values and current annuity rates versus the guaranteed income benefits. The net amount at risk was $451 million at June 30, 2021, of which $406 million was related to GMIBs. For those contracts with GMIB, the table below presents details of contracts that are in-the-money and out-of-the-money at June 30, 2021:

	In-the- Moneyness	Total Account Value	% of Total
		(In millions)
In-the-money	30% or greater	$413	2%
	20% to less than 30%	201	1%
	10% to less than 20%	384	2%
	0% to less than 10%	636	3%
		1,634
Out-of-the-money	-10% to 0%	1,542	7%
	-20% to less than -10%	4,160	20%
	Greater than -20%	13,764	65%
		19,466
Total GMIBs		$21,100

Derivatives Hedging Variable Annuity Guarantees
Our risk mitigating hedging strategy uses various over-the-counter and exchange traded derivatives. The table below presents the gross notional amount, estimated fair value and primary underlying risk exposure of the derivatives hedging our variable annuity guarantees:

	Instrument Type	June 30, 2021			December 31, 2020
Primary Underlying Risk Exposure		Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Interest rate	Interest rate swaps	$13,078	$61	$16	$14,188	$85	$21
	Interest rate futures	1,610	—	3	1,442	—	2
	Interest rate options	77	1	—	637	134	—
Foreign currency exchange rate	Foreign currency forwards	1,388	8	8	1,834	27	13
Equity market	Equity futures	3,644	7	7	4,891	12	38
	Equity index options	4,940	409	413	5,360	558	408
	Equity variance swaps	716	17	15	716	15	12
	Equity total return swaps	2,292	2	46	1,533	3	124
	Total	$27,745	$505	$508	$30,601	$834	$618
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

Short-term Liquidity
We maintain a substantial short-term liquidity position, which was $13.4 billion and $9.4 billion at June 30, 2021 and December 31, 2020, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed, including amounts received in connection with securities lending, repurchase agreements, derivatives, and secured borrowings, as well as amounts held in the closed block.
Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets, which was $226.6 billion and $235.1 billion at June 30, 2021 and December 31, 2020, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, repurchase agreements, derivatives, regulatory deposits, the collateral financing arrangement, funding agreements and secured borrowings, as well as amounts held in the closed block.
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

	Six Months Ended June 30,
	2021	2020
	(In millions)
Sources:
Operating activities, net	$3,750	$2,693
Net change in policyholder account balances	3,870	7,011
Net change in payables for collateral under securities loaned and other transactions	506	7,401
Cash received for other transactions with tenors greater than three months	—	50
Long-term debt issued	15	1,074
Financing element on certain derivative instruments and other derivative related transactions, net	318	—
Preferred stock issued, net of issuance costs	—	972
Other, net	58	91
Total sources	8,517	19,292
Uses:
Investing activities, net	45	9,728
Cash paid for other transactions with tenors greater than three months	100	50
Long-term debt repaid	28	13
Collateral financing arrangement repaid	27	25
Financing element on certain derivative instruments and other derivative related transactions, net	—	242
Treasury stock acquired in connection with share repurchases	2,112	500
Redemption of preferred stock	494	—
Preferred stock redemption premium	6	—
Dividends on preferred stock	103	109
Dividends on common stock	829	823
Effect of change in foreign currency exchange rates on cash and cash equivalents	192	111
Total uses	3,936	11,601
Net increase (decrease) in cash and cash equivalents	$4,581	$7,691
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
Common Stock
For the six months ended June 30, 2021 and 2020, MetLife, Inc. issued 4,317,294 and 2,947,250 new shares of its common stock, respectively, for $174 million and $115 million, respectively, to satisfy various stock option exercises and other stock-based awards.
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
Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances
Certain of our U.S. insurance subsidiaries are members of a regional Federal Home Loan Bank (“FHLB”). For the six months ended June 30, 2021 and 2020, we issued $18.2 billion and $19.1 billion, respectively, and repaid $18.2 billion and $18.1 billion, respectively, of funding agreements with certain regional FHLBs. At both June 30, 2021 and December 31, 2020, total obligations outstanding under these funding agreements were $16.3 billion. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report.
Federal Home Loan Bank Advance Agreements, Reported in Liabilities Held-for-Sale
For the six months ended June 30, 2021 and 2020, we borrowed $0 and $1.4 billion, respectively, and repaid $700 million and $1.4 billion, respectively, under advance agreements with the FHLB of Boston. At June 30, 2021 and December 31, 2020, total obligations outstanding under these advance agreements were $0 and $700 million, respectively.
Special Purpose Entity Funding Agreements, Reported in Policyholder Account Balances
We issue fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain unconsolidated special purpose entities that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. For the six months ended June 30, 2021 and 2020, we issued $22.0 billion and $22.5 billion, respectively, and repaid $20.7 billion and $18.3 billion, respectively, under such funding agreements. At June 30, 2021 and December 31, 2020, total obligations outstanding under these funding agreements were $41.2 billion and $39.9 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report.

Federal Agricultural Mortgage Corporation Funding Agreements, Reported in Policyholder Account Balances
We have issued funding agreements to a subsidiary of the Federal Agricultural Mortgage Corporation. The obligations under all such funding agreements are secured by a pledge of certain eligible agricultural mortgage loans. For the six months ended June 30, 2021 and 2020, we issued $225 million and $250 million, respectively, and repaid $350 million and $250 million, respectively, under such funding agreements. At June 30, 2021 and December 31, 2020, total obligations outstanding under these funding agreements were $2.3 billion and $2.4 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report.
Credit and Committed Facilities
At June 30, 2021, we maintained a $3.0 billion unsecured revolving credit facility and certain committed facilities aggregating $3.3 billion, of which MetLife, Inc. is a party and/or guarantor. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
The unsecured revolving credit facility is used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At June 30, 2021, we had outstanding $462 million in letters of credit and no drawdowns against this facility. Remaining availability was $2.5 billion at June 30, 2021.
The committed facilities are used as collateral for certain of our affiliated reinsurance liabilities. At June 30, 2021, we had outstanding $2.9 billion in letters of credit and no drawdowns against these facilities. Remaining availability was $413 million at June 30, 2021.
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
Outstanding Debt Under Global Funding Sources
The following table summarizes our outstanding debt, excluding long-term debt relating to CSEs, at:

	June 30, 2021	December 31, 2020
	(In millions)
Short-term debt (1)	$393	$393
Long-term debt (2)	$14,518	$14,598
Collateral financing arrangement	$818	$845
Junior subordinated debt securities	$3,154	$3,153
__________________
(1)Includes $293 million of debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at both June 30, 2021 and December 31, 2020. Certain subsidiaries have pledged assets to secure this debt.
(2)Includes $500 million and $474 million of debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at June 30, 2021 and December 31, 2020, respectively. Certain investment subsidiaries have pledged assets to secure this debt.
Debt and Facility Covenants
Certain of our debt instruments and committed facilities, as well as our unsecured revolving credit facility, contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all applicable financial covenants at June 30, 2021.
Dispositions
For information regarding pending and other dispositions, see Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.

Liquidity and Capital Uses
In addition to the general description of liquidity and capital uses in “— Summary of the Company’s Primary Sources and Uses of Liquidity and Capital,” the Company’s primary uses of liquidity and capital are set forth below.
Preferred Stock Redemption
See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for information about the redemption of Series C preferred stock.
Common Stock Repurchases
See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for information relating to authorizations by the Board of Directors to repurchase MetLife, Inc. common stock, amounts of common stock repurchased pursuant to such authorizations for the six months ended June 30, 2021 and 2020, and the amount remaining under such authorizations at June 30, 2021.
On August 4, 2021, MetLife, Inc. announced that its Board of Directors authorized an additional $3.0 billion of common stock repurchases.
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
Dividends
For the six months ended June 30, 2021 and 2020, MetLife, Inc. paid dividends on its preferred stock of $103 million and $109 million, respectively. For the six months ended June 30, 2021 and 2020, MetLife, Inc. paid $829 million and $823 million of dividends on its common stock, respectively. See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements and Note 16 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report for information regarding the calculation and timing of these dividend payments.
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
Debt Repayments
For the six months ended June 30, 2021 and 2020, following regulatory approval, MetLife Reinsurance Company of Charleston, a wholly-owned subsidiary of MetLife, Inc., repurchased and canceled $27 million and $25 million, respectively, in aggregate principal amount of its surplus notes, which were reported in collateral financing arrangement on the consolidated balance sheets.

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
See Note 16 of the Notes to the Interim Condensed Consolidated Financial Statements for information about the redemption and cancellation of senior notes subsequent to June 30, 2021.
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
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the MetLife Holdings segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. For the six months ended June 30, 2021 and 2020, general account surrenders and withdrawals from annuity products were $645 million and $667 million, respectively. In the RIS business within the U.S. segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the RIS business products that provide customers with limited rights to accelerate payments, at June 30, 2021 there were funding agreements totaling $141 million that could be put back to the Company.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At June 30, 2021 and December 31, 2020, we had received pledged cash collateral from counterparties of $6.7 billion and $7.6 billion, respectively. At June 30, 2021 and December 31, 2020, we had pledged cash collateral to counterparties of $251 million and $266 million, respectively. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information about collateral pledged to us, collateral we pledge and derivatives subject to credit contingent provisions.
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
Securities Lending and Repurchase Agreements
We participate in a securities lending program and in short-term repurchase agreements whereby securities are loaned to unaffiliated financial institutions. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Through these arrangements, we were liable for cash collateral under our control of $23.9 billion and $21.8 billion at June 30, 2021 and December 31, 2020, respectively, including a portion that may require the immediate return of cash collateral we hold. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements.

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
Liquid Assets
At June 30, 2021 and December 31, 2020, MetLife, Inc., collectively with other MetLife holding companies, had $6.5 billion and $4.5 billion, respectively, in liquid assets. Of these amounts, $5.7 billion and $3.6 billion were held by MetLife, Inc. and $824 million and $873 million were held by other MetLife holding companies at June 30, 2021 and December 31, 2020, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with derivatives and a collateral financing arrangement.
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
The table below sets forth the dividends permitted to be paid in 2021 by MetLife, Inc.’s primary U.S. insurance subsidiaries without insurance regulatory approval and the actual dividends paid for the six months ended June 30, 2021:

Company	Paid (1)	Permitted Without Approval (2)
	(In millions)
Metropolitan Life Insurance Company	$1,430	$3,392
American Life Insurance Company	$600	$800
Metropolitan Property and Casualty Insurance Company (3)	$35	$222
Metropolitan Tower Life Insurance Company	$—	$82
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
(3)In April 2021, Metropolitan Property and Casualty Insurance Company paid a $35 million non-cash dividend consisting of the stock of a subsidiary. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the disposition of MetLife P&C.
In addition to the amounts presented in the table above, for the six months ended June 30, 2021, MetLife, Inc. also received from certain other subsidiaries cash dividends of $86 million, as well as cash returns of capital of $7 million.
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

Long-term Debt Outstanding
The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	June 30, 2021	December 31, 2020
	(In millions)
Long-term debt — unaffiliated	$13,369	$13,463
Long-term debt — affiliated (1)	$1,945	$2,073
Junior subordinated debt securities	$2,462	$2,461
__________________
(1)In July 2021, a ¥53.7 billion 2.9725% senior unsecured note issued to various subsidiaries matured and was refinanced with the following senior unsecured notes issued to various subsidiaries: (i) ¥13.7 billion 1.610% due July 2026, (ii) ¥14.3 billion 1.755% due July 2028 and (iii) ¥25.7 billion 1.852% due July 2031.
Debt and Facility Covenants
Certain of MetLife, Inc.’s debt instruments and committed facilities, as well as its unsecured revolving credit facility, contain various administrative, reporting, legal and financial covenants. MetLife, Inc. believes it was in compliance with all applicable financial covenants at June 30, 2021.
Dispositions
For information on the disposition of MetLife P&C, see Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.
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
Affiliated Capital and Debt Transactions
For the six months ended June 30, 2021 and 2020, MetLife, Inc. invested a net amount of $114 million and $115 million, respectively, in various subsidiaries.
MetLife, Inc. lends funds, as necessary, through credit agreements or otherwise to its subsidiaries and affiliates, some of which are regulated, to meet their capital requirements or to provide liquidity. MetLife, Inc. had loans to subsidiaries outstanding of $140 million and $0 at June 30, 2021 and December 31, 2020, respectively.
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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
See Note 15 of the Notes to the Interim Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
Certain factors that may affect the Company’s business or operations are described under “Risk Factors” in Part I, Item 1A, of the 2020 Annual Report. There have been no material changes to our risk factors from the risk factors previously disclosed in the 2020 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Purchases of MetLife, Inc. common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended June 30, 2021 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 — April 30, 2021	3,052,063	$62.26	3,051,588	$1,645,046,022
May 1 — May 31, 2021	5,237,981	$64.91	5,237,981	$1,305,047,439
June 1 — June 30, 2021	9,315,096	$62.55	9,312,721	$722,548,342
Total	17,605,140		17,602,290
__________________
(1)During the periods April 1 through April 30, 2021, May 1 through May 31, 2021 and June 1 through June 30, 2021, separate account index funds purchased 475 shares, 0 shares and 2,375 shares, respectively, of MetLife, Inc. common stock on the open market in non-discretionary transactions.
(2)In December 2020, MetLife, Inc. announced that its Board of Directors authorized $3.0 billion of common stock repurchases. At June 30, 2021, MetLife, Inc. had $723 million of common stock repurchases remaining under the authorization. On August 4, 2021, MetLife, Inc. announced that its Board of Directors authorized an additional $3.0 billion of common stock repurchases. For more information on common stock repurchases, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Common Stock Repurchases.” See also “Risk Factors — Capital Risks — We May not be Able to Pay Dividends or Repurchase Our Stock Due to Legal and Regulatory Restrictions or Cash Buffer Needs” and Note 16 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report.
Purchases of MetLife, Inc. preferred stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended June 30, 2021 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 — April 30, 2021	—	$—	—	$—
May 1 — May 31, 2021	—	$—	—	$—
June 1 — June 30, 2021	500,000	$1,000.00	500,000	$—
Total	500,000		500,000

__________________
(1)In May 2021, MetLife, Inc. delivered a notice of redemption to the holders of MetLife, Inc.’s Series C preferred stock pursuant to which it would redeem the remaining 500,000 shares of Series C preferred stock at a redemption price of $1,000 per share. In June 2021, MetLife, Inc. redeemed and canceled 500,000 shares of Series C preferred stock for an aggregate redemption price of $500 million in cash. See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements.

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

		Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

3.1.1	Amended and Restated Certificate of Incorporation of MetLife, Inc.	10-K	001-15787	3.1	March 1, 2017

3.1.2	Certificate of Retirement of Series B Contingent Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on November 5, 2013.	10-Q	001-15787	3.6	November 7, 2013

3.1.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated April 29, 2015.	8-K	001-15787	3.1	April 30, 2015

3.1.4	Certificate of Elimination of 5.250% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C, of MetLife, Inc., filed with the Secretary of State of Delaware on June 29, 2021.	8-K	001-15787	3.1	June 29, 2021

3.1.5	Certificate of Elimination of 6.500% Non-Cumulative Preferred Stock, Series B, of MetLife, Inc., filed with the Secretary of State of Delaware on November 3, 2015.	10-Q	001-15787	3.7	November 5, 2015

3.1.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated April 29, 2011.	10-K	001-15787	3.4	March 1, 2017

3.1.7	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on April 7, 2000.	10-K	001-15787	3.2	March 1, 2017

3.1.8	Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc., filed with the Secretary of State of Delaware on June 10, 2005.	10-K	001-15787	3.3	March 1, 2017

3.1.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated October 23, 2017.	8-K	001-15787	3.1	October 24, 2017

3.1.10	Certificate of Designations of 5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D, of MetLife, Inc., filed with the Secretary of State of Delaware on March 21, 2018.	8-K	001-15787	3.1	March 22, 2018

3.1.11	Certificate of Designations of 5.625% Non-Cumulative Preferred Stock, Series E, of MetLife, Inc., filed with the Secretary of the State of Delaware on May 31, 2018.	8-K	001-15787	3.1	June 4, 2018

3.1.12	Certificate of Designations of 4.75% Non-Cumulative Preferred Stock, Series F, of MetLife, Inc., filed with the Secretary of the State of Delaware on January 8, 2020.	8-K	001-15787	3.1	January 9, 2020

3.1.13	Certificate of Designations of 3.850% Fixed Rate Reset Non-Cumulative Preferred Stock, Series G, of MetLife, Inc., filed with the Secretary of the State of Delaware on September 9, 2020.	8-K	001-15787	3.1	September 10, 2020

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METLIFE, INC.

By:	/s/ Tamara L. Schock
Name: Tamara L. Schock Title: Executive Vice President and Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)
Date: August 5, 2021