Form 10-Q
period 2021-09-30
METLIFE INC
filed 2021-11-09
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
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
At October 29, 2021, 841,160,193 shares of the registrant’s common stock were outstanding.

		Page
Part I — Financial Information
Item 1.	Financial Statements (Unaudited) (at September 30, 2021 and December 31, 2020 and for the Three Months and Nine Months Ended September 30, 2021 and 2020)
	Interim Condensed Consolidated Balance Sheets	4
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	5
	Interim Condensed Consolidated Statements of Equity	6
	Interim Condensed Consolidated Statements of Cash Flows	7
	Notes to the Interim Condensed Consolidated Financial Statements:
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	8
	Note 2 — Segment Information	11
	Note 3 — Dispositions	18
	Note 4 — Insurance	20
	Note 5 — Closed Block	22
	Note 6 — Investments	25
	Note 7 — Derivatives	43
	Note 8 — Fair Value	55
	Note 9 — Long-Term Debt	73
	Note 10 — Equity	74
	Note 11 — Other Revenues and Other Expenses	79
	Note 12 — Employee Benefit Plans	80
	Note 13 — Income Tax	80
	Note 14 — Earnings Per Common Share	81
	Note 15 — Contingencies, Commitments and Guarantees	81
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	86
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	159
Item 4.	Controls and Procedures	160

Part II — Other Information
Item 1.	Legal Proceedings	161
Item 1A.	Risk Factors	161
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	161
Item 6.	Exhibits	162

Signatures		163

As used in this Form 10‑Q, “MetLife,” the “Company,” “we,” “our” and “us” refer to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates.
Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10‑Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events and do not relate strictly to historical or current facts. They use words and terms such as “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “if,” “intend,” “likely,” “may,” “plan,” “potential,” “project,” “should,” “will,” “would” and other words and terms of similar meaning or that are otherwise tied to future periods or future performance, in each case in all derivative forms. They include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, future sales efforts, future expenses, the outcome of contingencies such as legal proceedings, and future trends in operations and financial results.
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
(37) Brighthouse Financial, Inc. separation risks;
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

Part I — Financial Information
Item 1. Financial Statements
MetLife, Inc.
Interim Condensed Consolidated Balance Sheets
September 30, 2021 and December 31, 2020 (Unaudited)
(In millions, except share and per share data)

	September 30, 2021	December 31, 2020
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $310,004 and $310,811, respectively; allowance for credit loss of $68 and $81, respectively)	$341,038	$354,809
Equity securities, at estimated fair value	941	1,079
Contractholder-directed equity securities and fair value option securities, at estimated fair value	12,055	13,319
Mortgage loans (net of allowance for credit loss of $563 and $590, respectively; includes $134 and $165, respectively, under the fair value option)	80,964	83,919
Policy loans	9,186	9,493
Real estate and real estate joint ventures (includes $225 and $169, respectively, under the fair value option and $0 and $128, respectively, of real estate held-for-sale)	12,182	11,933
Other limited partnership interests	13,480	9,470
Short-term investments, principally at estimated fair value	7,150	3,904
Other invested assets (includes $2,019 and $2,156, respectively, of leveraged and direct financing leases and $356 and $332, respectively, relating to variable interest entities)	18,683	20,593
Total investments	495,679	508,519
Cash and cash equivalents, principally at estimated fair value (includes $13 and $12, respectively, relating to variable interest entities)	18,956	19,795
Accrued investment income	3,354	3,388
Premiums, reinsurance and other receivables (includes $5 and $4, respectively, relating to variable interest entities)	17,816	17,870
Deferred policy acquisition costs and value of business acquired	16,191	16,389
Goodwill	9,638	10,112
Assets held-for-sale	7,462	7,418
Other assets (includes $1 and $1, respectively, relating to variable interest entities)	11,614	11,685
Separate account assets	180,954	199,970
Total assets	$761,664	$795,146
Liabilities and Equity
Liabilities
Future policy benefits	$197,086	$206,656
Policyholder account balances	203,973	205,176
Other policy-related balances	17,735	17,101
Policyholder dividends payable	525	587
Policyholder dividend obligation	1,952	2,969
Payables for collateral under securities loaned and other transactions	31,382	29,475
Short-term debt	346	393
Long-term debt (includes $0 and $5, respectively, relating to variable interest entities)	14,010	14,603
Collateral financing arrangement	806	845
Junior subordinated debt securities	3,155	3,153
Current income tax payable	103	129
Deferred income tax liability	9,850	11,008
Liabilities held-for-sale	6,757	4,650
Other liabilities (includes $1 and $1, respectively, relating to variable interest entities)	23,697	23,614
Separate account liabilities	180,954	199,970
Total liabilities	692,331	720,329
Contingencies, Commitments and Guarantees (Note 15)
Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $3,905 and $4,405 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,186,092,767 and 1,181,614,288 shares issued, respectively; 844,531,818 and 892,910,600 shares outstanding, respectively	12	12
Additional paid-in capital	33,457	33,812
Retained earnings	40,426	36,491
Treasury stock, at cost; 341,560,949 and 288,703,688 shares, respectively	(16,956)	(13,829)
Accumulated other comprehensive income (loss) ("AOCI")	12,111	18,072
Total MetLife, Inc.’s stockholders’ equity	69,050	74,558
Noncontrolling interests	283	259
Total equity	69,333	74,817
Total liabilities and equity	$761,664	$795,146
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Nine Months Ended September 30, 2021 and 2020 (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Premiums	$9,455	$9,935	$28,914	$28,137
Universal life and investment-type product policy fees	1,521	1,497	4,334	4,227
Net investment income	5,568	4,729	16,162	11,877
Other revenues	663	455	1,958	1,350
Net investment gains (losses)	(84)	(20)	1,655	(77)
Net derivative gains (losses)	(218)	(581)	(2,032)	2,910
Total revenues	16,905	16,015	50,991	48,424
Expenses
Policyholder benefits and claims	10,103	10,000	30,031	27,689
Interest credited to policyholder account balances	1,287	1,416	4,153	3,458
Policyholder dividends	189	206	672	788
Other expenses	3,284	3,470	9,315	9,726
Total expenses	14,863	15,092	44,171	41,661
Income (loss) before provision for income tax	2,042	923	6,820	6,763
Provision for income tax expense (benefit)	453	214	1,456	1,503
Net income (loss)	1,589	709	5,364	5,260
Less: Net income (loss) attributable to noncontrolling interests	5	3	15	11
Net income (loss) attributable to MetLife, Inc.	1,584	706	5,349	5,249
Less: Preferred stock dividends	63	59	166	168
Preferred stock redemption premium	—	14	6	14
Net income (loss) available to MetLife, Inc.’s common shareholders	$1,521	$633	$5,177	$5,067
Comprehensive income (loss)	$1,392	$(1,818)	$(595)	$8,246
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	6	3	17	13
Comprehensive income (loss) attributable to MetLife, Inc.	$1,386	$(1,821)	$(612)	$8,233

Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$1.78	$0.70	$5.94	$5.57
Diluted	$1.77	$0.69	$5.90	$5.53

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Equity
For the Nine Months Ended September 30, 2021 and 2020 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$—	$12	$33,812	$36,491	$(13,829)	$18,072	$74,558	$259	$74,817
Redemption of preferred stock			(494)				(494)		(494)
Preferred stock redemption premium				(6)			(6)		(6)
Treasury stock acquired in connection with share repurchases					(2,112)		(2,112)		(2,112)
Stock-based compensation			122				122		122
Dividends on preferred stock				(103)			(103)		(103)
Dividends on common stock (declared per share of $0.940)				(829)			(829)		(829)
Change in equity of noncontrolling interests							—	15	15
Net income (loss)				3,765			3,765	10	3,775
Other comprehensive income (loss), net of income tax						(5,763)	(5,763)	1	(5,762)
Balance at June 30, 2021	—	12	33,440	39,318	(15,941)	12,309	69,138	285	69,423
Treasury stock acquired in connection with share repurchases					(1,015)		(1,015)		(1,015)
Stock-based compensation			17				17		17
Dividends on preferred stock				(63)			(63)		(63)
Dividends on common stock (declared per share of $0.480)				(413)			(413)		(413)
Change in equity of noncontrolling interests							—	(8)	(8)
Net income (loss)				1,584			1,584	5	1,589
Other comprehensive income (loss), net of income tax						(198)	(198)	1	(197)
Balance at September 30, 2021	$—	$12	$33,457	$40,426	$(16,956)	$12,111	$69,050	$283	$69,333

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$—	$12	$32,680	$33,078	$(12,678)	$13,052	$66,144	$238	$66,382
Cumulative effects of changes in accounting principles, net of income tax				(121)			(121)		(121)
Preferred stock issuance			972				972		972
Treasury stock acquired in connection with share repurchases					(500)		(500)		(500)
Stock-based compensation			76				76		76
Dividends on preferred stock				(109)			(109)		(109)
Dividends on common stock (declared per share of $0.900)				(823)			(823)		(823)
Change in equity of noncontrolling interests							—	(1)	(1)
Net income (loss)				4,543			4,543	8	4,551
Other comprehensive income (loss), net of income tax						5,511	5,511	2	5,513
Balance at June 30, 2020	—	12	33,728	36,568	(13,178)	18,563	75,693	247	75,940
Redemption of preferred stock			(989)				(989)		(989)
Preferred stock redemption premium				(14)			(14)		(14)
Preferred stock issuance			989				989		989
Treasury stock acquired in connection with share repurchases					(80)		(80)		(80)
Stock-based compensation			16				16		16
Dividends on preferred stock				(59)			(59)		(59)
Dividends on common stock (declared per share of $0.460)				(419)			(419)		(419)
Change in equity of noncontrolling interests							—	3	3
Net income (loss)				706			706	3	709
Other comprehensive income (loss), net of income tax						(2,527)	(2,527)	—	(2,527)
Balance at September 30, 2020	$—	$12	$33,744	$36,782	$(13,258)	$16,036	$73,316	$253	$73,569
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2021 and 2020 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in) operating activities	$7,256	$6,486
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	63,778	56,872
Equity securities	476	262
Mortgage loans	12,692	7,848
Real estate and real estate joint ventures	1,160	110
Other limited partnership interests	512	305
Purchases and originations of:
Fixed maturity securities available-for-sale	(69,525)	(71,503)
Equity securities	(57)	(154)
Mortgage loans	(9,909)	(10,137)
Real estate and real estate joint ventures	(1,174)	(1,106)
Other limited partnership interests	(2,092)	(1,279)
Cash received in connection with freestanding derivatives	2,574	5,123
Cash paid in connection with freestanding derivatives	(6,794)	(2,900)
Sales of businesses, net of cash and cash equivalents disposed of $611 and $0, respectively	3,329	—
Net change in policy loans	179	106
Net change in short-term investments	(3,165)	(35)
Net change in other invested assets	(267)	(55)
Other, net	(42)	136
Net cash provided by (used in) investing activities	(8,325)	(16,407)
Cash flows from financing activities
Policyholder account balances:
Deposits	75,536	73,626
Withdrawals	(71,495)	(64,856)
Payables for collateral under securities loaned and other transactions:
Net change in payables for collateral under securities loaned and other transactions	1,279	8,025
Cash received for other transactions with tenors greater than three months	—	150
Cash paid for other transactions with tenors greater than three months	(100)	(175)
Long-term debt issued	29	1,124
Long-term debt repaid	(540)	(95)
Collateral financing arrangement repaid	(39)	(69)
Financing element on certain derivative instruments and other derivative related transactions, net	305	(108)
Treasury stock acquired in connection with share repurchases	(3,127)	(580)
Preferred stock issued, net of issuance costs	—	1,961
Redemption of preferred stock	(494)	—
Preferred stock redemption premium	(6)	—
Dividends on preferred stock	(166)	(168)
Dividends on common stock	(1,242)	(1,242)
Other, net	20	129
Net cash provided by (used in) financing activities	(40)	17,722
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(392)	6
Change in cash and cash equivalents	(1,501)	7,807
Cash and cash equivalents, including subsidiary held-for-sale, beginning of period	20,560	16,598
Cash and cash equivalents, including subsidiary held-for-sale, end of period	$19,059	$24,405
Cash and cash equivalents, subsidiary held-for-sale, beginning of period	$765	$—
Cash and cash equivalents, subsidiary held-for-sale, end of period	$103	$—
Cash and cash equivalents, beginning of period	$19,795	$16,598
Cash and cash equivalents, end of period	$18,956	$24,405

Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$606	$579
Income tax	$861	$339
Subsidiaries held-for-sale (Note 3):
Assets held-for-sale	$7,462	$—
Liabilities held-for-sale	6,757	—
Net assets held-for-sale	$705	$—
Non-cash transactions:
Real estate and real estate joint ventures acquired in satisfaction of debt	$172	$9
Increase in equity securities due to in-kind distributions received from other limited partnership interests	$273	$66
Reclassification of certain other invested assets to contractholder-directed equity securities and fair value option securities	$309	$—
Increase in other liabilities associated with the notice of redemption of preferred stock	$—	$1,003

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
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s interim condensed consolidated financial statements or disclosures. ASUs issued but not yet adopted as of September 30, 2021 that are currently being assessed and may or may not have a material impact on the Company’s interim condensed consolidated financial statements or disclosures are summarized in the table below.

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
The new guidance indicates how to determine whether a contract liability is recognized by the acquirer in a business combination and provides specific guidance on how to recognize and measure acquired contract assets and contract liabilities from revenue contracts in a business combination.
		January 1, 2023, to be applied prospectively (with early adoption permitted).	The Company is currently evaluating the impact of the new guidance on its interim condensed consolidated financial statements.
ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, as amended by ASU 2019-09, Financial Services—Insurance (Topic 944): Effective Date, as amended by ASU 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application
The new guidance (i) prescribes the discount rate to be used in measuring the liability for future policy benefits for traditional and limited payment long-duration contracts, and requires assumptions for those liability valuations to be updated after contract inception, (ii) requires more market-based product guarantees on certain separate account and other account balance long-duration contracts to be accounted for at fair value, (iii) simplifies the amortization of deferred policy acquisition costs (“DAC”) for virtually all long-duration contracts, and (iv) introduces certain financial statement presentation requirements, as well as significant additional quantitative and qualitative disclosures. The amendments in ASU 2019-09 defer the effective date of ASU 2018-12 to January 1, 2022 for all entities, and the amendments in ASU 2020-11 further defer the effective date of ASU 2018-12 for an additional year to January 1, 2023 for all entities.	January 1, 2023, to be applied retrospectively to January 1, 2021 (with early adoption permitted).	The Company’s implementation efforts and the evaluation of the impacts of the new guidance continue to progress. Given the nature and extent of the required changes to a significant portion of the Company’s operations, the adoption of this guidance is expected to have a material impact on its financial position, results of operations, and disclosures, as well as systems, processes, and controls.

The Company expects to adopt the new guidance effective January 1, 2023 using the modified retrospective approach, except for market risk benefits where the Company will use the full retrospective approach. The Company continues to evaluate the impact of the new guidance on its interim condensed consolidated financial statements.

The Company has created a governance framework and is managing a detailed implementation plan to support timely application of the new guidance. The Company has made progress and continues to refine key accounting policy decisions, technology solutions and updates to internal controls. These activities include, but are not limited to, modifications of actuarial valuation systems, data sourcing, analytical procedures and reporting processes.

The most significant transition impacts are expected to be from: (i) the requirement to account for variable annuity guarantees as market risk benefits measured at fair value, (except for the changes in fair value already recognized under an existing accounting model) and (ii) adjustments to AOCI for the change in the current discount rate to be used in measuring the liability for future policy benefits for traditional and limited payment contracts and the removal of shadow account balances.

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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and nine months ended September 30, 2021 and 2020. The segment accounting policies are the same as those used to prepare the Company’s interim condensed consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended September 30, 2021	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,746	$1,594	$705	$532	$805	$16	$9,398	$57	$9,455
Universal life and investment-type product policy fees	279	477	274	128	279	—	1,437	84	1,521
Net investment income	2,098	1,354	306	46	1,771	93	5,668	(100)	5,568
Other revenues	383	17	9	10	57	108	584	79	663
Net investment gains (losses)	—	—	—	—	—	—	—	(84)	(84)
Net derivative gains (losses)	—	—	—	—	—	—	—	(218)	(218)
Total revenues	8,506	3,442	1,294	716	2,912	217	17,087	(182)	16,905
Expenses
Policyholder benefits and claims and policyholder dividends	6,118	1,220	885	268	1,611	9	10,111	181	10,292
Interest credited to policyholder account balances	362	513	63	17	212	—	1,167	120	1,287
Capitalization of DAC	(17)	(373)	(109)	(110)	(8)	(3)	(620)	(15)	(635)
Amortization of DAC and VOBA	26	470	62	118	80	2	758	58	816
Amortization of negative VOBA	—	(5)	—	(1)	—	—	(6)	—	(6)
Interest expense on debt	1	—	2	—	1	236	240	—	240
Other expenses	886	811	363	308	255	137	2,760	109	2,869
Total expenses	7,376	2,636	1,266	600	2,151	381	14,410	453	14,863
Provision for income tax expense (benefit)	235	237	(1)	22	155	(96)	552	(99)	453
Adjusted earnings	$895	$569	$29	$94	$606	$(68)	2,125
Adjustments to:
Total revenues							(182)
Total expenses							(453)
Provision for income tax (expense) benefit							99
Net income (loss)							$1,589		$1,589

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended September 30, 2020	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$6,333	$1,654	$529	$551	$876	$(8)	$9,935	$—	$9,935
Universal life and investment-type product policy fees	263	595	225	116	269	1	1,469	28	1,497
Net investment income	1,827	1,088	221	67	1,427	58	4,688	41	4,729
Other revenues	237	16	7	13	61	82	416	39	455
Net investment gains (losses)	—	—	—	—	—	—	—	(20)	(20)
Net derivative gains (losses)	—	—	—	—	—	—	—	(581)	(581)
Total revenues	8,660	3,353	982	747	2,633	133	16,508	(493)	16,015
Expenses
Policyholder benefits and claims and policyholder dividends	6,108	1,291	575	304	1,697	(6)	9,969	237	10,206
Interest credited to policyholder account balances	381	470	52	29	217	—	1,149	267	1,416
Capitalization of DAC	(119)	(431)	(84)	(122)	(5)	(3)	(764)	—	(764)
Amortization of DAC and VOBA	123	506	62	125	177	2	995	71	1,066
Amortization of negative VOBA	—	(14)	—	(1)	—	—	(15)	—	(15)
Interest expense on debt	2	—	1	—	2	224	229	—	229
Other expenses	1,026	869	313	340	231	120	2,899	55	2,954
Total expenses	7,521	2,691	919	675	2,319	337	14,462	630	15,092
Provision for income tax expense (benefit)	239	197	24	20	61	(132)	409	(195)	214
Adjusted earnings	$900	$465	$39	$52	$253	$(72)	1,637
Adjustments to:
Total revenues							(493)
Total expenses							(630)
Provision for income tax (expense) benefit							195
Net income (loss)							$709		$709

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Nine Months Ended September 30, 2021	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$16,919	$4,861	$1,936	$1,751	$2,471	$54	$27,992	$922	$28,914
Universal life and investment-type product policy fees	858	1,371	831	302	826	1	4,189	145	4,334
Net investment income	6,106	3,776	913	171	4,960	153	16,079	83	16,162
Other revenues	1,159	54	30	39	188	303	1,773	185	1,958
Net investment gains (losses)	—	—	—	—	—	—	—	1,655	1,655
Net derivative gains (losses)	—	—	—	—	—	—	—	(2,032)	(2,032)
Total revenues	25,042	10,062	3,710	2,263	8,445	511	50,033	958	50,991
Expenses
Policyholder benefits and claims and policyholder dividends	17,999	3,750	2,370	944	4,683	36	29,782	921	30,703
Interest credited to policyholder account balances	1,080	1,498	182	66	632	—	3,458	695	4,153
Capitalization of DAC	(48)	(1,203)	(304)	(359)	(25)	(9)	(1,948)	(104)	(2,052)
Amortization of DAC and VOBA	50	1,080	205	274	190	7	1,806	137	1,943
Amortization of negative VOBA	—	(20)	—	(5)	—	—	(25)	—	(25)
Interest expense on debt	4	—	4	—	4	683	695	1	696
Other expenses	2,695	2,542	1,041	1,006	752	278	8,314	439	8,753
Total expenses	21,780	7,647	3,498	1,926	6,236	995	42,082	2,089	44,171
Provision for income tax expense (benefit)	681	703	46	78	449	(288)	1,669	(213)	1,456
Adjusted earnings	$2,581	$1,712	$166	$259	$1,760	$(196)	6,282
Adjustments to:
Total revenues							958
Total expenses							(2,089)
Provision for income tax (expense) benefit							213
Net income (loss)							$5,364		$5,364

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Nine Months Ended September 30, 2020	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$17,191	$4,874	$1,658	$1,676	$2,669	$17	$28,085	$52	$28,137
Universal life and investment-type product policy fees	806	1,445	733	324	812	2	4,122	105	4,227
Net investment income	5,018	2,792	699	199	3,723	22	12,453	(576)	11,877
Other revenues	717	44	28	37	166	238	1,230	120	1,350
Net investment gains (losses)	—	—	—	—	—	—	—	(77)	(77)
Net derivative gains (losses)	—	—	—	—	—	—	—	2,910	2,910
Total revenues	23,732	9,155	3,118	2,236	7,370	279	45,890	2,534	48,424
Expenses
Policyholder benefits and claims and policyholder dividends	16,581	3,867	1,634	877	5,063	23	28,045	432	28,477
Interest credited to policyholder account balances	1,251	1,362	178	83	654	—	3,528	(70)	3,458
Capitalization of DAC	(353)	(1,203)	(258)	(367)	(15)	(8)	(2,204)	(5)	(2,209)
Amortization of DAC and VOBA	357	1,105	206	340	288	6	2,302	112	2,414
Amortization of negative VOBA	—	(30)	—	(5)	—	—	(35)	—	(35)
Interest expense on debt	6	—	3	—	5	669	683	—	683
Other expenses	3,104	2,540	965	1,000	698	390	8,697	176	8,873
Total expenses	20,946	7,641	2,728	1,928	6,693	1,080	41,016	645	41,661
Provision for income tax expense (benefit)	583	443	124	62	127	(418)	921	582	1,503
Adjusted earnings	$2,203	$1,071	$266	$246	$550	$(383)	3,953
Adjustments to:
Total revenues							2,534
Total expenses							(645)
Provision for income tax (expense) benefit							(582)
Net income (loss)							$5,260		$5,260

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)
The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	September 30, 2021	December 31, 2020
	(In millions)
U.S.	$282,606	$291,483
Asia	169,699	173,884
Latin America	60,592	75,047
EMEA	27,523	28,372
MetLife Holdings	180,239	184,566
Corporate & Other	41,005	41,794
Total	$761,664	$795,146
3. Dispositions
Disposition of MetLife Seguros S.A.
In September 2021, the Company sold its wholly-owned Argentinian subsidiary, MetLife Seguros S.A. (“MetLife Seguros”). In connection with the sale, a loss of $205 million, net of income tax, was recorded for the three months and nine months ended September 30, 2021, which is reflected in net investment gains (losses). See Note 10 for the changes in AOCI related to the sale. At December 31, 2020, MetLife Seguros represented $201 million of total assets in the Latin America segment. MetLife Seguros results of operations are reported in the Latin America segment adjusted earnings through the date of sale.
Pending Disposition of MetLife Poland and Greece
In July 2021, the Company entered into definitive agreements to sell its wholly-owned subsidiaries in Poland and Greece (collectively, “MetLife Poland and Greece”) to NN Group N.V. for $738 million in total consideration, including a pre-closing dividend of $43 million. In connection with the pending sale, an expected loss of $202 million, net of income tax, was recorded for the nine months ended September 30, 2021, which is reflected in net investment gains (losses). MetLife Poland and Greece results of operations are reported in the EMEA segment adjusted earnings through June 30, 2021. See Note 2 for information on accounting for divested business. The transaction is expected to close in the first half of 2022 and is subject to regulatory approvals and satisfaction of other customary closing conditions.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Dispositions (continued)

The following table summarizes the assets and liabilities held-for-sale:

September 30, 2021
(In millions)
Assets:
Fixed maturity securities available-for-sale	$2,143
Contractholder-directed equity securities	1,098
Other investments	136
Total investments	3,377
Cash and cash equivalents	103
Deferred policy acquisition costs and value of business acquired	139
Other	275
Separate accounts assets	3,568
Total assets held-for-sale	$7,462

Liabilities:
Future policy benefits	$940
Policyholder account balances	2,013
Other policy-related balances	103
Other	133
Separate account liabilities	3,568
Total liabilities held-for-sale	$6,757
MetLife Poland and Greece income (loss) before provision for income tax as reflected in the interim condensed consolidated statements of operations was $12 million and $40 million for the three months and nine months ended September 30, 2021, respectively, and ($5) million and $29 million for the three months and nine months ended September 30, 2020, respectively.
Disposition of Metropolitan Property and Casualty Insurance Company
In December 2020, the Company entered into a definitive agreement to sell its wholly-owned subsidiary, Metropolitan Property and Casualty Insurance Company and certain of its wholly-owned subsidiaries (collectively, “MetLife P&C”) to Farmers Group, Inc. for $3.9 billion in cash. In addition, the Company and the Farmers Exchanges agreed to establish a 10-year strategic partnership through which the Farmers Insurance Group will offer its personal line products on MetLife’s U.S. Group Benefits platform which commenced when the transaction closed. MetLife P&C results of operations are reported in the U.S. segment adjusted earnings through December 31, 2020. See Note 2 for more information on divested businesses. In April 2021, the Company completed the sale of MetLife P&C. As a result of the sale, the Company recognized a gain of $1.4 billion ($1.1 billion, net of income tax) in net investment gains (losses) for the nine months ended September 30, 2021.
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
MetLife P&C income (loss) before provision for income tax as reflected in the interim condensed consolidated statements of operations was $121 million for the nine months ended September 30, 2021, and $20 million and $254 million for the three months and nine months ended September 30, 2020, respectively.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Insurance (continued)
Information regarding the Company’s guarantee exposure, which includes direct and assumed business, but excludes offsets from hedging or ceded reinsurance, if any, was as follows at:

	September 30, 2021				December 31, 2020
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts:
Variable Annuity Guarantees:
Total account value (1), (2), (3)	$62,462		$23,049		$65,044		$24,170
Separate account value (1)	$41,617		$21,380		$42,585		$22,370
Net amount at risk (2)	$1,631	(4)	$519	(5)	$1,579	(4)	$614	(5)
Average attained age of contractholders	69 years		67 years		68 years		66 years
Other Annuity Guarantees:
Total account value (1), (3)	N/A		$5,009		N/A		$6,030
Net amount at risk	N/A		$193	(6)	N/A		$459	(6)
Average attained age of contractholders	N/A		56 years		N/A		50 years

	September 30, 2021		December 31, 2020
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts:
Total account value (1), (3)	$13,532	$2,718	$13,426	$2,808
Net amount at risk (7)	$78,416	$12,878	$82,940	$13,557
Average attained age of policyholders	55 years	66 years	54 years	65 years
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Insurance (continued)
Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Nine Months Ended September 30,
	2021	2020
	(In millions)
Balance, beginning of period	$18,591	$19,216
Less: Reinsurance recoverables	2,417	2,377
Net balance, beginning of period	16,174	16,839
Incurred related to:
Current period	20,667	19,664
Prior periods (1)	960	234
Total incurred	21,627	19,898
Paid related to:
Current period	(14,426)	(13,803)
Prior periods	(6,416)	(5,378)
Total paid	(20,842)	(19,181)
Reclassified to liabilities held-for-sale (2)	(55)	—
Dispositions (3)	(64)	—
Net balance, end of period	16,840	17,556
Add: Reinsurance recoverables	2,910	2,521
Balance, end of period (included in future policy benefits and other policy-related balances)	$19,750	$20,077
__________________
(1)For both the nine months ended September 30, 2021 and 2020, incurred claim activity and claim adjustment expenses associated with prior periods increased due to events incurred in prior periods but reported in the current period.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Closed Block (continued)
Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	September 30, 2021	December 31, 2020
	(In millions)
Closed Block Liabilities
Future policy benefits	$38,191	$38,758
Other policy-related balances	289	321
Policyholder dividends payable	299	337
Policyholder dividend obligation	1,952	2,969
Deferred income tax liability	175	130
Other liabilities	269	172
Total closed block liabilities	41,175	42,687
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	25,977	27,186
Equity securities, at estimated fair value	21	24
Mortgage loans	6,441	6,807
Policy loans	4,235	4,355
Real estate and real estate joint ventures	575	559
Other invested assets	540	468
Total investments	37,789	39,399
Cash and cash equivalents	173	—
Accrued investment income	391	402
Premiums, reinsurance and other receivables	40	50
Current income tax recoverable	52	28
Total assets designated to the closed block	38,445	39,879
Excess of closed block liabilities over assets designated to the closed block	2,730	2,808
AOCI:
Unrealized investment gains (losses), net of income tax	2,730	3,524
Unrealized gains (losses) on derivatives, net of income tax	100	23
Allocated to policyholder dividend obligation, net of income tax	(1,542)	(2,346)
Total amounts included in AOCI	1,288	1,201
Maximum future earnings to be recognized from closed block assets and liabilities	$4,018	$4,009
Information regarding the closed block policyholder dividend obligation was as follows:

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
	(In millions)
Balance, beginning of period	$2,969	$2,020
Change in unrealized investment and derivative gains (losses)	(1,017)	949
Balance, end of period	$1,952	$2,969

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Closed Block (continued)
Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Revenues
Premiums	$310	$359	$955	$1,097
Net investment income	390	420	1,165	1,198
Net investment gains (losses)	(7)	1	(12)	(8)
Net derivative gains (losses)	12	(16)	19	7
Total revenues	705	764	2,127	2,294
Expenses
Policyholder benefits and claims	522	575	1,588	1,714
Policyholder dividends	127	136	478	572
Other expenses	24	27	73	79
Total expenses	673	738	2,139	2,365
Revenues, net of expenses before provision for income tax expense (benefit)	32	26	(12)	(71)
Provision for income tax expense (benefit)	6	5	(3)	(15)
Revenues, net of expenses and provision for income tax expense (benefit)	$26	$21	$(9)	$(56)
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

	September 30, 2021					December 31, 2020
	Amortized Cost		Gross Unrealized (1)		Estimated Fair Value	Amortized Cost		Gross Unrealized (1)		Estimated Fair Value
Sector		Allowance for Credit Loss	Gains	Losses			Allowance for Credit Loss	Gains	Losses
	(In millions)
U.S. corporate	$81,187	$(18)	$11,110	$267	$92,012	$79,788	$(44)	$13,924	$252	$93,416
Foreign government	57,889	(19)	6,273	763	63,380	63,243	(21)	8,883	406	71,699
Foreign corporate	58,918	(24)	5,674	646	63,922	60,995	(16)	8,897	468	69,408
U.S. government and agency	43,072	—	5,396	368	48,100	39,094	—	8,095	89	47,100
RMBS	28,716	—	1,669	118	30,267	28,415	—	2,062	42	30,435
ABS	17,203	—	227	27	17,403	16,963	—	231	75	17,119
Municipals	11,636	—	2,419	15	14,040	10,982	—	2,746	6	13,722
CMBS	11,383	(7)	581	43	11,914	11,331	—	681	102	11,910
Total fixed maturity securities AFS	$310,004	$(68)	$33,349	$2,247	$341,038	$310,811	$(81)	$45,519	$1,440	$354,809
_________________
(1)Excludes gross unrealized gains (losses) related to assets held-for-sale; these unrealized gains (losses) are included in AOCI as no component of equity is held-for-sale. See Note 3 for information on the Company’s business dispositions.
Maturities of Fixed Maturity Securities AFS
The amortized cost, net of allowance for credit loss (“ACL”), and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at September 30, 2021:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost, net of ACL	$8,543	$56,031	$57,297	$130,770	$57,295	$309,936
Estimated fair value	$8,702	$58,669	$63,388	$150,695	$59,584	$341,038

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

	September 30, 2021				December 31, 2020
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
Sector & Credit Quality	Estimated Fair Value	Gross Unrealized Losses (1)	Estimated Fair Value	Gross Unrealized Losses (1)	Estimated Fair Value	Gross Unrealized Losses (1)	Estimated Fair Value	Gross Unrealized Losses (1)
	(Dollars in millions)
U.S. corporate	$6,055	$167	$1,390	$99	$4,338	$196	$506	$50
Foreign government	8,654	399	3,501	364	6,795	305	836	100
Foreign corporate	9,318	448	1,885	198	4,856	321	1,255	147
U.S. government and agency	15,354	297	504	71	4,619	87	33	2
RMBS	6,466	99	521	19	1,531	27	152	14
ABS	2,897	13	840	14	3,428	26	2,842	49
Municipals	667	12	49	3	273	6	—	—
CMBS	1,300	14	659	21	1,887	63	612	39
Total fixed maturity securities AFS	$50,711	$1,449	$9,349	$789	$27,727	$1,031	$6,236	$401
Investment grade	$47,639	$1,329	$8,046	$665	$24,572	$829	$5,841	$350
Below investment grade	3,072	120	1,303	124	3,155	202	395	51
Total fixed maturity securities AFS	$50,711	$1,449	$9,349	$789	$27,727	$1,031	$6,236	$401
Total number of securities in an unrealized loss position	3,545		793		2,177		690
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
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL increased $806 million for the nine months ended September 30, 2021 to $2.2 billion primarily due to increases in interest rates, partially offset by narrowing credit spreads.
Gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater were $789 million at September 30, 2021, or 35% of the total gross unrealized losses on securities without an ACL.
Investment Grade Fixed Maturity Securities AFS
Of the $789 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $665 million, or 84%, were related to 628 investment grade securities. Unrealized losses on investment grade securities are principally related to widening credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
Below Investment Grade Fixed Maturity Securities AFS
Of the $789 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $124 million, or 16%, were related to 165 below investment grade securities. Unrealized losses on below investment grade securities are principally related to U.S. and foreign corporate securities (primarily industrial and consumer), foreign government securities and CMBS and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty, as well as, with respect to fixed-rate securities, rising interest rates since purchase. Management evaluates U.S. corporate and foreign corporate securities based on factors such as expected cash flows, financial condition and near-term and long-term prospects of the issuers. Management evaluates CMBS based on actual and projected cash flows after considering the quality of underlying collateral, credit enhancements, expected prepayment speeds, current and forecasted loss severity, the payment terms of the underlying assets backing a particular security and the payment priority within the tranche structure of the security. Management evaluates foreign government securities based on factors impacting the issuers such as expected cash flows, financial condition of the issuers and any country specific economic conditions or public sector programs to restructure foreign government securities.
Current Period Evaluation
At September 30, 2021, with respect to securities in an unrealized loss position without an ACL, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Based on the Company’s current evaluation of its securities in an unrealized loss position without an ACL, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at September 30, 2021.
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

	U.S. Corporate	Foreign Government	Foreign Corporate	RMBS	CMBS	Total
Three Months Ended September 30, 2021	(In millions)
Balance, at beginning of period	$39	$21	$32	$—	$7	$99
Additions:
ACL not previously recorded	18	—	—	—	—	18
Reductions:
Changes for securities with previously recorded ACL	—	—	(2)	—	—	(2)
Securities sold or exchanged	(26)	—	(6)	—	—	(32)
Securities intended/required to be sold prior to recovery of amortized cost basis	—	—	—	—	—	—
Disposition (1)	—	(2)	—	—	—	(2)
Write-offs	(13)	—	—	—	—	(13)
Balance, at end of period	$18	$19	$24	$—	$7	$68
Three Months Ended September 30, 2020
Balance, at beginning of period	$30	$129	$16	$2	$—	$177
Additions:
ACL not previously recorded	—	—	—	—	—	—
Reductions:
Changes for securities with previously recorded ACL	4	(4)	—	(2)	—	(2)
Securities sold or exchanged	(4)	(96)	—	—	—	(100)
Securities intended/required to be sold prior to recovery of amortized cost basis	—	—	—	—	—	—
Disposition	—	—	—	—	—	—
Write-offs	—	—	—	—	—	—
Balance, at end of period	$30	$29	$16	$—	$—	$75
_________________
(1)In connection with the disposition of MetLife Seguros, ACL was reduced by $2 million. See Note 3 for additional information on the Company’s business dispositions.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

	U.S. Corporate	Foreign Government	Foreign Corporate	RMBS	CMBS	Total
Nine Months Ended September 30, 2021	(In millions)
Balance, at beginning of period	$44	$21	$16	$—	$—	$81
Additions:
ACL not previously recorded	18	—	25	—	11	54
Reductions:
Changes for securities with previously recorded ACL	3	—	(7)	—	(4)	(8)
Securities sold or exchanged	(34)	—	(10)	—	—	(44)
Securities intended/required to be sold prior to recovery of amortized cost basis	—	—	—	—	—	—
Disposition (1)	—	(2)	—	—	—	(2)
Write-offs	(13)	—	—	—	—	(13)
Balance, at end of period	$18	$19	$24	$—	$7	$68
Nine Months Ended September 30, 2020
Balance, at beginning of period	$—	$—	$—	$—	$—	$—
Additions:
ACL not previously recorded	58	139	16	2	—	215
Reductions:
Changes for securities with previously recorded ACL	(3)	(8)	—	(2)	—	(13)
Securities sold or exchanged	(24)	(102)	—	—	—	(126)
Securities intended/required to be sold prior to recovery of amortized cost basis	(1)	—	—	—	—	(1)
Disposition	—	—	—	—	—	—
Write-offs	—	—	—	—	—	—
Balance, at end of period	$30	$29	$16	$—	$—	$75
_________________
(1)In connection with the disposition of MetLife Seguros, ACL was reduced by $2 million. See Note 3 for additional information on the Company’s business dispositions.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2021		December 31, 2020
Portfolio Segment	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$51,336	63.4%	$52,434	62.5%
Agricultural	18,353	22.7	18,128	21.6
Residential	11,704	14.4	13,782	16.4
Total amortized cost	81,393	100.5	84,344	100.5
Allowance for credit loss	(563)	(0.7)	(590)	(0.7)
Subtotal mortgage loans, net	80,830	99.8	83,754	99.8
Residential — FVO	134	0.2	165	0.2
Total mortgage loans, net	$80,964	100.0%	$83,919	100.0%
The Company elects the FVO for certain residential mortgage loans that are managed on a total return basis. See Note 8 for further information.
The amount of net discounts, included within total amortized cost, primarily attributable to residential mortgage loans was $792 million and $944 million at September 30, 2021 and December 31, 2020, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at September 30, 2021 and December 31, 2020 was $191 million and $209 million; $146 million and $174 million; and $93 million and $108 million, respectively.
Purchases of mortgage loans, consisting primarily of residential mortgage loans, were $499 million and $1.5 billion for the three months and nine months ended September 30, 2021, respectively, and $204 million and $1.9 billion for the three months and nine months ended September 30, 2020, respectively.
Allowance for Credit Loss Rollforward by Portfolio Segment
The changes in the ACL, by portfolio segment, were as follows:

	Nine Months Ended September 30,
	2021				2020
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$252	$106	$232	$590	$246	$52	$55	$353
Provision (release)	22	—	(37)	(15)	83	6	13	102
Adoption of credit loss guidance	—	—	—	—	(118)	35	161	78
Initial credit losses on PCD loans (1)	—	—	3	3	—	—	16	16
Charge-offs, net of recoveries	—	(13)	(2)	(15)	—	(2)	(27)	(29)
Balance, end of period	$274	$93	$196	$563	$211	$91	$218	$520
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
Commercial
For some commercial mortgage loan borrowers (principally in the retail and hotel sectors), the Company granted concessions which were primarily interest and principal payment deferrals generally ranging from three to four months and, to a much lesser extent, maturity date extensions. Deferred commercial mortgage loan interest and principal payments were $42 million at September 30, 2021.
Agricultural
For some agricultural mortgage loan borrowers (principally in the annual crops and agribusiness sectors), the Company granted concessions which were primarily principal payment deferrals generally ranging from three to 12 months, and covenant changes and, to a much lesser extent, maturity date extensions. Deferred agricultural mortgage loan interest and principal payments were $4 million at September 30, 2021.
Residential
For some residential mortgage loan borrowers, the Company granted concessions which were primarily three-month interest and principal payment deferrals. Deferred residential mortgage loan interest and principal payments were $26 million at September 30, 2021.
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at September 30, 2021:

Credit Quality Indicator	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$3,682	$4,536	$4,828	$5,511	$4,303	$11,927	$2,332	$37,119	72.3%
65% to 75%	1,086	1,507	3,375	2,065	1,108	2,220	—	11,361	22.1
76% to 80%	66	36	335	—	180	454	—	1,071	2.1
Greater than 80%	7	—	4	79	460	1,235	—	1,785	3.5
Total	$4,841	$6,079	$8,542	$7,655	$6,051	$15,836	$2,332	$51,336	100.0%
DSCR:
> 1.20x	$4,308	$5,540	$8,034	$7,492	$5,578	$13,817	$2,064	$46,833	91.2%
1.00x - 1.20x	87	144	76	83	152	926	—	1,468	2.9
<1.00x	446	395	432	80	321	1,093	268	3,035	5.9
Total	$4,841	$6,079	$8,542	$7,655	$6,051	$15,836	$2,332	$51,336	100.0%
The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at September 30, 2021:

Credit Quality Indicator	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$1,460	$3,092	$1,972	$2,749	$967	$5,345	$890	$16,475	89.8%
65% to 75%	335	393	172	117	40	580	108	1,745	9.5
76% to 80%	—	—	—	—	—	11	—	11	—
Greater than 80%	—	—	76	—	—	46	—	122	0.7
Total	$1,795	$3,485	$2,220	$2,866	$1,007	$5,982	$998	$18,353	100.0%
The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at September 30, 2021:

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Credit Quality Indicator	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$344	$512	$1,501	$689	$319	$7,898	$—	$11,263	96.2%
Nonperforming (1)	2	2	55	15	4	363	—	441	3.8
Total	$346	$514	$1,556	$704	$323	$8,261	$—	$11,704	100.0%
__________________
(1)Includes residential mortgage loans in process of foreclosure of $74 million and $103 million at September 30, 2021 and December 31, 2020, respectively.
LTV ratios compare the unpaid principal balance of the loan to the estimated fair value of the underlying collateral. At September 30, 2021, the amortized cost of commercial and agricultural mortgage loans with an LTV ratio in excess of 100% was $814 million, or 1% of total commercial and agricultural mortgage loans.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both September 30, 2021 and December 31, 2020. The Company defines delinquency consistent with industry practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL, by portfolio segment, were as follows:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual
Portfolio Segment	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
	(In millions)
Commercial	$15	$10	$15	$7	$159	$317
Agricultural	156	252	3	20	251	266
Residential	441	556	8	64	438	534
Total	$612	$818	$26	$91	$848	$1,117
The amortized cost for nonaccrual commercial, agricultural and residential mortgage loans at beginning of year 2020 was $176 million, $137 million and $418 million, respectively. The amortized cost for nonaccrual commercial mortgage loans with no ACL was $0 and $168 million at September 30, 2021 and December 31, 2020, respectively. The amortized cost for nonaccrual agricultural mortgage loans with no ACL was $168 million and $178 million at September 30, 2021 and December 31, 2020, respectively. There were no nonaccrual residential mortgage loans without an ACL at either September 30, 2021 or December 31, 2020.
Real Estate and Real Estate Joint Ventures
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method real estate joint ventures. Real estate investments, by income type, as well as income earned, were as follows at and for the periods indicated:

	September 30, 2021	December 31, 2020	Three Months Ended September 30,		Nine Months Ended September 30,
			2021	2020	2021	2020
Income Type	Carrying Value		Income
	(In millions)
Leased real estate investments	$5,216	$5,450	$108	$115	$327	$322
Other real estate investments	455	419	58	34	144	93
Real estate joint ventures	6,511	6,064	113	(45)	189	(44)
Total real estate and real estate joint ventures	$12,182	$11,933	$279	$104	$660	$371

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
The carrying value of real estate investments acquired through foreclosure was $182 million and $20 million at September 30, 2021 and December 31, 2020, respectively. Depreciation expense on real estate investments was $31 million and $92 million for the three months and nine months ended September 30, 2021, respectively, and $33 million and $92 million for the three months and nine months ended September 30, 2020, respectively. Real estate investments were net of accumulated depreciation of $861 million and $1.1 billion at September 30, 2021 and December 31, 2020, respectively.
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
The investment in leveraged and direct financing leases, net of ACL, was $803 million and $1.2 billion, respectively, at September 30, 2021 and $816 million and $1.3 billion, respectively, at December 31, 2020. The ACL for leveraged and direct financing leases was $43 million and $44 million at September 30, 2021 and December 31, 2020, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $8.4 billion and $9.7 billion at September 30, 2021 and December 31, 2020, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities AFS and derivatives and the effect on policyholder liabilities, DAC, VOBA and deferred sales inducements (“DSI”) that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	September 30, 2021	December 31, 2020
	(In millions)
Fixed maturity securities AFS	$31,195	$44,415
Derivatives	2,031	1,924
Other	354	267
Subtotal	33,580	46,606
Amounts allocated from:
Policyholder liabilities	(5,245)	(10,797)
DAC, VOBA and DSI	(3,274)	(4,050)
Subtotal	(8,519)	(14,847)
Deferred income tax benefit (expense)	(6,380)	(8,009)
Net unrealized investment gains (losses)	18,681	23,750
Net unrealized investment gains (losses) attributable to noncontrolling interests	(23)	(20)
Net unrealized investment gains (losses) attributable to MetLife, Inc.	$18,658	$23,730
The changes in net unrealized investment gains (losses) were as follows:

Nine Months Ended September 30, 2021
(In millions)
Balance, beginning of period	$23,730
Unrealized investment gains (losses) during the period	(13,026)
Unrealized investment gains (losses) relating to:
Policyholder liabilities	5,552
DAC, VOBA and DSI	776
Deferred income tax benefit (expense)	1,629
Net unrealized investment gains (losses)	18,661
Net unrealized investment gains (losses) attributable to noncontrolling interests	(3)
Balance, end of period	$18,658
Change in net unrealized investment gains (losses)	$(5,069)
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	(3)
Change in net unrealized investment gains (losses) attributable to MetLife, Inc.	$(5,072)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
Concentrations of Credit Risk
Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at estimated fair value at September 30, 2021 and December 31, 2020, were in fixed income securities of the Japanese government and its agencies of $33.8 billion and $35.8 billion, respectively, and in fixed income securities of the South Korean government and its agencies of $7.1 billion and $8.0 billion, respectively.
Securities Lending and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of the outstanding securities lending and repurchase agreements is as follows:

	September 30, 2021			December 31, 2020
	Securities (1)			Securities (1)
Agreement Type	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$20,557	$20,989	$21,110	$18,262	$18,628	$18,884
Repurchase agreements	$3,518	$3,460	$3,470	$3,276	$3,210	$3,251
__________________
(1)Securities on loan in connection with these programs are included within fixed maturity securities AFS and short-term investments.
(2)The liability for cash collateral for these programs is included within payables for collateral under securities loaned and other transactions and other liabilities.
Contractual Maturities
A summary of the remaining contractual maturities of securities lending and repurchase agreements is as follows:

	September 30, 2021					December 31, 2020
	Remaining Maturities					Remaining Maturities
Security Type	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total
	(In millions)
Cash collateral liability by loaned security type:
Securities lending:
U.S. government and agency	$6,195	$7,955	$5,695	$—	$19,845	$2,946	$10,553	$4,009	$—	$17,508
Foreign government	—	322	702	—	1,024	—	291	826	—	1,117
Agency RMBS	—	—	119	—	119	—	—	—	—	—
U.S. corporate	1	—	—	—	1	3	—	—	—	3
Total	$6,196	$8,277	$6,516	$—	$20,989	$2,949	$10,844	$4,835	$—	$18,628

Repurchase agreements:
U.S. government and agency	$—	$3,460	$—	$—	$3,460	$—	$3,210	$—	$—	$3,210
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

	September 30, 2021	December 31, 2020
	(In millions)
Invested assets on deposit (regulatory deposits)	$1,827	$1,933
Invested assets held in trust (external reinsurance agreements) (1)	1,100	1,124
Invested assets pledged as collateral (2)	24,829	25,884
Total invested assets on deposit, held in trust and pledged as collateral	$27,756	$28,941
__________________
(1)    Represents assets held in trust related to third-party reinsurance agreements. Excludes assets held in trust of $2.1 billion and $2.4 billion related to reinsurance agreements between wholly-owned subsidiaries as of September 30, 2021 and December 31, 2020, respectively.
(2)     The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements, secured debt, a collateral financing arrangement (see Notes 4, 13 and 14 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report) and derivative transactions (see Note 7).
See “— Securities Lending and Repurchase Agreements” for information regarding securities supporting securities lending and repurchase agreement transactions and Note 5 for information regarding investments designated to the closed block. In addition, the Company’s investment in Federal Home Loan Bank common stock, which is considered restricted until redeemed by the issuers, was $791 million and $814 million, at redemption value, at September 30, 2021 and December 31, 2020, respectively.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
The following table presents the total assets and total liabilities relating to investment-related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	September 30, 2021		December 31, 2020
Asset Type	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Investment funds (1)	$288	$1	$258	$1
Renewable energy partnership (1)	85	—	87	—
Other investments (2)	2	—	4	5
Total	$375	$1	$349	$6
__________________
(1)Assets of the investment funds and renewable energy partnership primarily consisted of other invested assets.
(2)Assets of other investments primarily consisted of other assets at September 30, 2021, and cash and cash equivalents at December 31, 2020.
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	September 30, 2021		December 31, 2020
Asset Type	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS (2)	$61,304	$61,304	$60,115	$60,115
Other limited partnership interests	12,218	18,507	8,355	14,911
Other invested assets	1,181	1,254	1,320	1,404
Other investments	671	673	619	639
Total	$75,374	$81,738	$70,409	$77,069
__________________
(1)The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third-parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $3 million at both September 30, 2021 and December 31, 2020. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.
(2)For variable interests in Structured Products included within fixed maturity securities AFS, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 15, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for either the nine months ended September 30, 2021 or 2020.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Asset Type	2021	2020	2021	2020
	(In millions)
Fixed maturity securities AFS	$2,759	$2,820	$8,251	$8,482
Equity securities	8	15	28	40
FVO Securities (1)	6	36	92	72
Mortgage loans	838	885	2,586	2,631
Policy loans	118	124	359	374
Real estate and real estate joint ventures	279	104	660	371
Other limited partnership interests	1,541	578	3,870	291
Cash, cash equivalents and short-term investments	25	40	74	184
Operating joint ventures	17	25	55	81
Other	95	78	189	209
Subtotal investment income	5,686	4,705	16,164	12,735
Less: Investment expenses	232	238	701	798
Subtotal, net	5,454	4,467	15,463	11,937
Unit-linked investments (1)	114	262	699	(60)
Net investment income	$5,568	$4,729	$16,162	$11,877
__________________
(1)Changes in estimated fair value subsequent to purchase of FVO Securities and contractholder-directed equity securities supporting unit-linked variable annuity type liabilities (“Unit-linked investments”) still held as of the end of the respective periods and included in net investment income were $55 million and $577 million for the three months and nine months ended September 30, 2021, respectively, and $240 million and ($83) million for the three months and nine months ended September 30, 2020, respectively.
Net investment income from equity method investments, comprised of real estate joint ventures, other limited partnership interests, tax credit and renewable energy partnerships and operating joint ventures, totaled $1.7 billion and $4.0 billion for the three months and nine months ended September 30, 2021, respectively, and $510 million and $145 million for the three months and nine months ended September 30, 2020, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Asset Type	2021	2020	2021	2020
	(In millions)
Fixed maturity securities AFS	$129	$113	$67	$267
Equity securities (1)	(33)	2	97	(210)
FVO Securities	1	1	5	(2)
Mortgage loans	43	(5)	101	(148)
Real estate and real estate joint ventures	66	1	482	4
Other limited partnership interests	(4)	(4)	(17)	1
Other (2), (3)	19	34	61	159
Subtotal	221	142	796	71
Change in estimated fair value of other limited partnership interests and real estate joint ventures	9	3	23	(9)
Non-investment portfolio gains (losses) (4)	(314)	(165)	836	(139)
Subtotal	(305)	(162)	859	(148)
Total net investment gains (losses)	$(84)	$(20)	$1,655	$(77)
__________________
(1)Changes in estimated fair value subsequent to purchase for equity securities still held as of the end of the periods included in net investment gains (losses) were ($16) million and $86 million for the three months and nine months ended September 30, 2021, respectively, and ($2) million and ($198) million for the three months and nine months ended September 30, 2020, respectively.
(2)Other gains (losses) included de-designated cash flow hedge gains of $6 million and $54 million for the three months and nine months ended September 30, 2021, respectively, and $10 million and $65 million for the three months and nine months ended September 30, 2020, respectively.
(3)Other gains (losses) included leveraged lease gains of $81 million for the nine months ended September 30, 2020.
(4)See Note 3 for information on the Company’s business dispositions.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($23) million and ($4) million for the three months and nine months ended September 30, 2021, respectively, and ($17) million and $53 million for the three months and nine months ended September 30, 2020, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
Fixed Maturity Securities AFS - Sales and Disposals and Credit Loss
Sales of securities are determined on a specific identification basis. Proceeds from sales or disposals and the components of net investment gains (losses) were as shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Proceeds	$10,743	$5,934	$37,306	$28,004
Gross investment gains	$217	$196	$580	$957
Gross investment (losses)	(106)	(170)	(497)	(554)
Net credit loss (provision) release	18	87	(16)	(136)
Net investment gains (losses)	$129	$113	$67	$267
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		September 30, 2021			December 31, 2020
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$3,549	$2,154	$2	$3,186	$3,224	$4
Foreign currency swaps	Foreign currency exchange rate	908	8	32	1,106	8	78
Foreign currency forwards	Foreign currency exchange rate	1,545	—	52	1,936	24	—
Subtotal		6,002	2,162	86	6,228	3,256	82
Cash flow hedges:
Interest rate swaps	Interest rate	4,429	35	1	4,750	44	—
Interest rate forwards	Interest rate	6,874	60	155	7,377	513	120
Foreign currency swaps	Foreign currency exchange rate	41,201	1,602	1,456	38,604	1,549	2,017
Subtotal		52,504	1,697	1,612	50,731	2,106	2,137
Net investment in a foreign operation (“NIFO”) hedges:
Foreign currency forwards	Foreign currency exchange rate	341	18	—	164	—	3
Currency options	Foreign currency exchange rate	3,000	114	—	3,600	70	—
Subtotal		3,341	132	—	3,764	70	3
Total qualifying hedges		61,847	3,991	1,698	60,723	5,432	2,222
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	41,430	3,793	144	49,561	3,683	38
Interest rate floors	Interest rate	8,201	202	—	12,701	350	—
Interest rate caps	Interest rate	77,814	69	—	40,730	13	—
Interest rate futures	Interest rate	2,239	3	1	1,498	—	2
Interest rate options	Interest rate	12,508	485	17	17,746	502	5
Interest rate forwards	Interest rate	367	—	37	351	—	10
Interest rate total return swaps	Interest rate	1,048	6	31	1,048	—	59
Synthetic GICs	Interest rate	39,365	—	—	38,646	—	—
Foreign currency swaps	Foreign currency exchange rate	12,635	690	664	13,265	603	693
Foreign currency forwards	Foreign currency exchange rate	15,911	99	563	15,643	209	310
Currency futures	Foreign currency exchange rate	867	1	—	914	3	—
Currency options	Foreign currency exchange rate	900	—	—	1,350	—	—
Credit default swaps — purchased	Credit	3,042	14	110	2,978	9	121
Credit default swaps — written	Credit	8,739	180	5	9,609	196	—
Equity futures	Equity market	4,417	48	14	5,427	14	38
Equity index options	Equity market	31,016	898	441	22,954	834	437
Equity variance swaps	Equity market	733	17	15	716	15	12
Equity total return swaps	Equity market	3,482	23	11	3,294	3	282
Total non-designated or nonqualifying derivatives		264,714	6,528	2,053	238,431	6,434	2,007
Total		$326,561	$10,519	$3,751	$299,154	$11,866	$4,229

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both September 30, 2021 and December 31, 2020. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules, (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship, (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income, and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Three Months Ended September 30, 2021
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	Other Comprehensive Income (Loss)
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$1	$—	$—	$(53)	$—	$—	N/A
Hedged items	(2)	—	—	48	—	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	28	(9)	—	—	—	—	N/A
Hedged items	(22)	9	—	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	(2)	—	—	—	—	N/A
Subtotal	5	(2)	—	(5)	—	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$24
Amount of gains (losses) reclassified from AOCI into income	14	6	—	—	—	1	(21)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	398
Amount of gains (losses) reclassified from AOCI into income	2	(259)	—	—	—	—	257
Foreign currency transaction gains (losses) on hedged items	—	256	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	20
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	16	3	—	—	—	1	678
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	N/A	N/A	N/A	N/A	N/A	12
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	2
Subtotal	N/A	N/A	N/A	N/A	N/A	N/A	14
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	(1)	—	(379)	(12)	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	(128)	(2)	—	—	N/A
Credit derivatives — purchased (1)	—	—	4	—	—	—	N/A
Credit derivatives — written (1)	—	—	(2)	—	—	—	N/A
Equity derivatives (1)	(1)	—	47	5	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(65)	—	—	—	N/A
Subtotal	(2)	—	(523)	(9)	—	—	N/A
Earned income on derivatives	62	—	258	55	(43)	—	—
Embedded derivatives (2)	N/A	N/A	47	—	N/A	N/A	N/A
Total	$81	$1	$(218)	$41	$(43)	$1	$692

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

	Three Months Ended September 30, 2020
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	Other Comprehensive Income (Loss)
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$1	$—	$—	$(154)	$—	$—	N/A
Hedged items	—	—	—	139	—	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(50)	44	—	—	—	—	N/A
Hedged items	46	(41)	—	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	(4)	—	—	—	—	N/A
Subtotal	(3)	(1)	—	(15)	—	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(203)
Amount of gains (losses) reclassified from AOCI into income	9	10	—	—	—	1	(20)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(615)
Amount of gains (losses) reclassified from AOCI into income	2	435	—	—	—	—	(437)
Foreign currency transaction gains (losses) on hedged items	—	(393)	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(28)
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	11	52	—	—	—	1	(1,303)
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	N/A	N/A	N/A	N/A	N/A	(29)
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	(8)
Subtotal	N/A	N/A	N/A	N/A	N/A	N/A	(37)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	—	(601)	(9)	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	(190)	2	—	—	N/A
Credit derivatives — purchased (1)	—	—	(8)	—	—	—	N/A
Credit derivatives — written (1)	—	—	(9)	—	—	—	N/A
Equity derivatives (1)	(6)	—	(499)	(90)	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	56	—	—	—	N/A
Subtotal	(6)	—	(1,251)	(97)	—	—	N/A
Earned income on derivatives	50	—	262	52	(36)	—	—
Embedded derivatives (2)	N/A	N/A	408	—	N/A	N/A	N/A
Total	$52	$51	$(581)	$(60)	$(36)	$1	$(1,340)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

	Nine Months Ended September 30, 2021
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	Other Comprehensive Income (Loss)
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$4	$—	$—	$(418)	$—	$—	N/A
Hedged items	(4)	—	—	379	—	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	40	(144)	—	—	—	—	N/A
Hedged items	(33)	139	—	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	(6)	—	—	—	—	N/A
Subtotal	7	(11)	—	(39)	—	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(687)
Amount of gains (losses) reclassified from AOCI into income	41	54	—	—	—	2	(97)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	567
Amount of gains (losses) reclassified from AOCI into income	6	(383)	—	—	—	1	376
Foreign currency transaction gains (losses) on hedged items	—	372	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(52)
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	47	43	—	—	—	3	107
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	N/A	N/A	N/A	N/A	N/A	58
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	31
Subtotal	N/A	N/A	N/A	N/A	N/A	N/A	89
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	1	—	(1,993)	(51)	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	(734)	1	—	—	N/A
Credit derivatives — purchased (1)	—	—	16	—	—	—	N/A
Credit derivatives — written (1)	—	—	33	—	—	—	N/A
Equity derivatives (1)	(33)	—	(992)	(202)	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	167	—	—	—	N/A
Subtotal	(32)	—	(3,503)	(252)	—	—	N/A
Earned income on derivatives	128	—	755	160	(120)	—	—
Embedded derivatives (2)	N/A	N/A	716	—	N/A	N/A	N/A
Total	$150	$32	$(2,032)	$(131)	$(120)	$3	$196

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

	Nine Months Ended September 30, 2020
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	Other Comprehensive Income (Loss)
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(11)	$—	$—	$589	$—	$—	N/A
Hedged items	9	—	—	(613)	—	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	17	58	—	—	—	—	N/A
Hedged items	(14)	(54)	—	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	(38)	—	—	—	—	N/A
Subtotal	1	(34)	—	(24)	—	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$1,700
Amount of gains (losses) reclassified from AOCI into income	24	58	—	—	—	2	(84)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	554
Amount of gains (losses) reclassified from AOCI into income	3	271	—	—	—	1	(275)
Foreign currency transaction gains (losses) on hedged items	—	(190)	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(52)
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	27	139	—	—	—	3	1,843
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	N/A	N/A	N/A	N/A	N/A	70
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	(11)
Subtotal	N/A	N/A	N/A	N/A	N/A	N/A	59
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	(6)	—	3,364	58	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	(187)	(7)	—	—	N/A
Credit derivatives — purchased (1)	—	—	4	—	—	—	N/A
Credit derivatives — written (1)	—	—	(158)	—	—	—	N/A
Equity derivatives (1)	(6)	—	17	19	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(104)	—	—	—	N/A
Subtotal	(12)	—	2,936	70	—	—	N/A
Earned income on derivatives	196	—	617	135	(118)	—	—
Embedded derivatives (2)	N/A	N/A	(643)	—	N/A	N/A	N/A
Total	$212	$105	$2,910	$181	$(118)	$3	$1,902
__________________
(1)Excludes earned income on derivatives.
(2)The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $3 million and ($48) million for the three months and nine months ended September 30, 2021, respectively, and ($12) million and $63 million for the three months and nine months ended September 30, 2020, respectively.

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
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
	(In millions)
Fixed maturity securities AFS	$2,117	$2,699	$(1)	$(1)
Mortgage loans	$749	$952	$(3)	$20
Future policy benefits	$(4,713)	$(5,512)	$(911)	$(1,307)
__________________
(1)Includes ($169) million and ($1) million of hedging adjustments on discontinued hedging relationships at September 30, 2021 and December 31, 2020, respectively.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were $6 million and $5 million for the three months and nine months ended September 30, 2021, respectively, and ($8) million and $19 million for the three months and nine months ended September 30, 2020, respectively.
At both September 30, 2021 and December 31, 2020, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed eight years.
At September 30, 2021 and December 31, 2020, the balance in AOCI associated with cash flow hedges was $2.0 billion and $1.9 billion, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At September 30, 2021, the Company expected to reclassify ($137) million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.

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
At September 30, 2021 and December 31, 2020, the cumulative foreign currency translation gain (loss) recorded in AOCI related to NIFO hedges was $253 million and $164 million, respectively. At September 30, 2021 and December 31, 2020, the carrying amount of debt designated as a non-derivative hedging instrument was $376 million and $407 million, respectively.
Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the effects of derivatives on the interim condensed consolidated statements of operations and comprehensive income (loss) table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $8.7 billion and $9.6 billion at September 30, 2021 and December 31, 2020, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At September 30, 2021 and December 31, 2020, the Company would have received $175 million and $196 million, respectively, to terminate all of these contracts.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	September 30, 2021			December 31, 2020
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$5	$169	3.2	$5	$208	2.7
Credit default swaps referencing indices	21	1,778	1.7	27	1,779	2.5
Subtotal	26	1,947	1.9	32	1,987	2.5
Baa
Single name credit default swaps (3)	2	152	2.5	3	249	2.5
Credit default swaps referencing indices	145	6,468	5.7	156	7,318	5.5
Subtotal	147	6,620	5.6	159	7,567	5.4
Ba
Single name credit default swaps (3)	2	82	1.5	—	—	—
Credit default swaps referencing indices	(1)	20	4.2	—	—	—
Subtotal	1	102	2.0	—	—	—
B
Credit default swaps referencing indices	5	55	4.2	5	55	5.0
Subtotal	5	55	4.2	5	55	5.0
Caa3
Credit default swaps referencing indices	(4)	15	4.2	—	—	—
Subtotal	(4)	15	4.2	—	—	—
Total	$175	$8,739	4.7	$196	$9,609	4.8
_________________
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
The Company manages its credit risk related to derivatives by entering into transactions with creditworthy counterparties and establishing and monitoring exposure limits. The Company enters into contracts with counterparties in jurisdictions in which it understands that close-out netting should be enforceable. The Company’s OTC-bilateral derivative transactions are

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)
governed by the International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreements which provide for legally enforceable set-off and close-out netting of exposures to specific counterparties in the event of early termination of a transaction, which includes, but is not limited to, events of default and bankruptcy. In the event of an early termination, close-out netting permits the Company (subject to financial regulations such as the Orderly Liquidation Authority under Title II of Dodd-Frank) to set off receivables from the counterparty against payables to the same counterparty arising out of all included transactions and to apply collateral to the obligations, without application of the automatic stay, upon the counterparty’s bankruptcy. All of the Company’s ISDA Master Agreements also include Credit Support Annex provisions which require both the pledging and accepting of collateral in connection with its OTC-bilateral derivatives as required by applicable law. Additionally, effective September 1, 2021, the Company is required to pledge initial margin for certain new OTC-bilateral derivative transactions to third party custodians.
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	September 30, 2021		December 31, 2020
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$10,034	$3,675	$11,348	$4,111
OTC-cleared (1)	516	39	593	20
Exchange-traded	52	15	17	40
Total gross estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1)	10,602	3,729	11,958	4,171
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,206)	(2,206)	(2,926)	(2,926)
OTC-cleared	(13)	(13)	(7)	(7)
Exchange-traded	(2)	(2)	—	—
Cash collateral: (3), (4)
OTC-bilateral	(6,396)	—	(6,842)	—
OTC-cleared	(434)	(16)	(530)	(5)
Exchange-traded	—	(9)	—	(23)
Securities collateral: (5)
OTC-bilateral	(1,249)	(1,367)	(1,453)	(1,100)
OTC-cleared	—	(9)	—	(1)
Exchange-traded	—	(3)	—	(1)
Net amount after application of master netting agreements and collateral	$302	$104	$200	$108
__________________
(1)At September 30, 2021 and December 31, 2020, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $83 million and $92 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of ($22) million and ($58) million, respectively.
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
(4)The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At September 30, 2021 and December 31, 2020, the Company received excess cash collateral of $103 million and $265 million, respectively, and provided excess cash collateral of $158 million and $238 million, respectively, which is not included in the table above due to the foregoing limitation.
(5)Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at September 30, 2021, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At September 30, 2021 and December 31, 2020, the Company received excess securities collateral with an estimated fair value of $98 million and $231 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At September 30, 2021 and December 31, 2020, the Company provided excess securities collateral with an estimated fair value of $194 million and $269 million, respectively, for its OTC-bilateral derivatives, $1.2 billion and $2.1 billion, respectively, for its OTC-cleared derivatives, and $214 million and $318 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.
The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the collateral amount owed by that counterparty reaches a minimum transfer amount. Substantially all of the Company’s netting agreements for derivatives contain provisions that require both the Company and the counterparty to maintain a specific investment grade credit rating from each of Moody’s and S&P. If a party’s credit or financial strength rating, as applicable, were to fall below that specific investment grade credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement and payment based on such party’s reasonable valuation of the derivatives. A small number of these arrangements also include credit-contingent provisions that include a threshold above which collateral must be posted. Such agreements provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the credit ratings of MetLife, Inc. and/or the counterparty. At September 30, 2021, the amount of collateral not provided by the Company due to the existence of these thresholds was $15 million.
The following table presents the estimated fair value of the Company’s OTC-bilateral derivatives that were in a net liability position after considering the effect of netting agreements, together with the estimated fair value and balance sheet location of the collateral pledged.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

	September 30, 2021			December 31, 2020
	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$1,242	$227	$1,469	$1,182	$3	$1,185
Estimated fair value of collateral provided:
Fixed maturity securities AFS	$1,300	$188	$1,488	$1,222	$2	$1,224
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	September 30, 2021	December 31, 2020
		(In millions)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$39	$55
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$296	$651
Assumed guaranteed minimum benefits	Policyholder account balances	131	283
Funds withheld on ceded reinsurance	Other liabilities	41	100
Fixed annuities with equity indexed returns	Policyholder account balances	157	138
Other guarantees	Policyholder account balances	1	24
Embedded derivatives within liability host contracts		$626	$1,196
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	September 30, 2021 (1)
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$80,783	$11,229	$92,012
Foreign government	—	63,274	106	63,380
Foreign corporate	—	50,415	13,507	63,922
U.S. government and agency	27,492	20,608	—	48,100
RMBS	8	27,023	3,236	30,267
ABS	—	15,878	1,525	17,403
Municipals	—	14,006	34	14,040
CMBS	—	11,095	819	11,914
Total fixed maturity securities AFS	27,500	283,082	30,456	341,038
Equity securities	594	196	151	941
Unit-linked and FVO Securities (2)	9,171	2,051	833	12,055
Short-term investments (3)	5,287	1,201	57	6,545
Residential mortgage loans — FVO	—	—	134	134
Other investments	—	49	845	894
Derivative assets: (4)
Interest rate	3	6,744	60	6,807
Foreign currency exchange rate	1	2,527	4	2,532
Credit	—	174	20	194
Equity market	48	931	7	986
Total derivative assets	52	10,376	91	10,519
Embedded derivatives within asset host contracts (5)	—	—	39	39
Separate account assets (6)	78,361	101,190	1,403	180,954
Total assets (7)	$120,965	$398,145	$34,009	$553,119
Liabilities
Derivative liabilities: (4)
Interest rate	$1	$349	$38	$388
Foreign currency exchange rate	—	2,509	258	2,767
Credit	—	110	5	115
Equity market	14	467	—	481
Total derivative liabilities	15	3,435	301	3,751
Embedded derivatives within liability host contracts (5)	—	—	626	626
Separate account liabilities (6)	4	13	4	21
Total liabilities	$19	$3,448	$931	$4,398

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)
(2)Unit-linked and FVO Securities were primarily comprised of Unit-linked investments at both September 30, 2021 and December 31, 2020.
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
(7)Total assets included in the fair value hierarchy exclude other limited partnership interests that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. At September 30, 2021 and December 31, 2020, the estimated fair value of such investments was $82 million and $75 million, respectively.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

Instrument	Level 2 Observable Inputs		Level 3 Unobservable Inputs
Fixed maturity securities AFS
U.S. corporate and Foreign corporate securities
	Valuation Approaches: Principally the market and income approaches.		Valuation Approaches: Principally the market approach.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	illiquidity premium
	•	benchmark yields; spreads off benchmark yields; new issuances; issuer ratings	•	delta spread adjustments to reflect specific credit-related issues
	•	trades of identical or comparable securities; duration	•	credit spreads
	•	privately-placed securities are valued using the additional key inputs:	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
• market yield curve; call provisions
		• observable prices and spreads for similar public or private securities that incorporate the credit quality and industry sector of the issuer	•	independent non-binding broker quotations
• delta spread adjustments to reflect specific credit-related issues
Foreign government securities, U.S. government and agency securities and Municipals
	Valuation Approaches: Principally the market approach.		Valuation Approaches: Principally the market approach.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	independent non-binding broker quotations
	•	benchmark U.S. Treasury yield or other yields	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
	•	the spread off the U.S. Treasury yield curve for the identical security
	•	issuer ratings and issuer spreads; broker-dealer quotations	•	credit spreads
	•	comparable securities that are actively traded
Structured Products
	Valuation Approaches: Principally the market and income approaches.		Valuation Approaches: Principally the market and income approaches.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	credit spreads
	•	spreads for actively traded securities; spreads off benchmark yields	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
	•	expected prepayment speeds and volumes
	•	current and forecasted loss severity; ratings; geographic region	•	independent non-binding broker quotations
	•	weighted average coupon and weighted average maturity	•	credit ratings
	•	average delinquency rates; DSCR
	•	credit ratings
	•	issuance-specific information, including, but not limited to:
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

					September 30, 2021				December 31, 2020				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	1	-	170	111	—	-	186	117	Increase
	•	Market pricing	•	Quoted prices (4)	—	-	113	99	—	-	116	98	Increase
	•	Consensus pricing	•	Offered quotes (4)	99	-	107	100	54	-	104	101	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	180	99	—	-	159	98	Increase (5)
ABS	•	Market pricing	•	Quoted prices (4)	3	-	109	102	1	-	112	100	Increase (5)
	•	Consensus pricing	•	Offered quotes (4)	102	-	102	102	100	-	100	100	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	149	-	221	199	92	-	184	149	Increase (7)
			•	Repurchase rates (8)	—	-	—	—	(12)	-	1	(6)	Decrease (7)
			•	Volatility (9)	0%	-	1%	1%	—	-	—	—	Increase (7)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	(129)	-	1,873	117	(309)	-	248	(144)	Increase (7)
Credit	•	Present value techniques	•	Credit spreads (10)	96	-	128	104	96	-	99	98	Decrease (7)
	•	Consensus pricing	•	Offered quotes (11)
Equity market	•	Present value techniques or option pricing models	•	Volatility (12)	—	-	—	—	21%	-	29%	28%	Increase (7)
			•	Correlation (13)	—	-	—	—	10%	-	30%	10%
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.17%	0.08%	0%	-	0.17%	0.06%	Decrease (14)
				Ages 41 - 60	0.03%	-	0.75%	0.27%	0.03%	-	0.75%	0.30%	Decrease (14)
				Ages 61 - 115	0.12%	-	100%	2.08%	0.12%	-	100%	1.90%	Decrease (14)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%	6.30%	0.25%	-	100%	6.86%	Decrease (15)
				Durations 11 - 20	0.50%	-	100%	5.22%	0.50%	-	100%	5.18%	Decrease (15)
				Durations 21 - 116	0.50%	-	100%	5.22%	0.50%	-	100%	5.18%	Decrease (15)
			•	Utilization rates	0%	-	22%	0.22%	0%	-	22%	0.17%	Increase (16)
			•	Withdrawal rates	0%	-	20%	3.72%	0%	-	20%	3.98%	(17)
			•	Long-term equity volatilities	7.71%	-	25%	18.60%	8.33%	-	27%	18.70%	Increase (18)
			•	Nonperformance risk spread	0.05%	-	1.17%	0.35%	0.04%	-	1.18%	0.40%	Decrease (19)
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
(11)At both September 30, 2021 and December 31, 2020, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.
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
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Foreign Government	Structured Products	Municipals	Equity Securities	Unit-linked and FVO Securities
	(In millions)
Three Months Ended September 30, 2021
Balance, beginning of period	$23,773	$145	$6,003	$—	$143	$849
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(22)	—	9	—	6	(9)
Total realized/unrealized gains (losses) included in AOCI	(402)	—	36	—	—	—
Purchases (3)	1,853	12	334	34	8	9
Sales (3)	(475)	(10)	(401)	—	(5)	(8)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	242	10	6	—	—	—
Transfers out of Level 3 (4)	(233)	(51)	(407)	—	(1)	(8)
Balance, end of period	$24,736	$106	$5,580	$34	$151	$833
Three Months Ended September 30, 2020
Balance, beginning of period	$20,732	$57	$5,377	$—	$373	$589
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(1)	(1)	23	—	6	35
Total realized/unrealized gains (losses) included in AOCI	673	6	96	1	—	—
Purchases (3)	1,023	12	550	10	—	7
Sales (3)	(529)	—	(305)	—	(69)	(13)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	622	44	39	—	—	—
Transfers out of Level 3 (4)	(377)	(9)	(368)	—	(158)	(2)
Balance, end of period	$22,143	$109	$5,412	$11	$152	$616
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2021 (5)	$(18)	$—	$9	$—	$6	$(9)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2020 (5)	$(3)	$(3)	$13	$—	$3	$35
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2021 (5)	$(387)	$—	$36	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2020 (5)	$665	$3	$95	$1	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans — FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Three Months Ended September 30, 2021
Balance, beginning of period	$113	$140	$781	$57	$(574)	$1,249
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	1	—	45	(279)	47	12
Total realized/unrealized gains (losses) included in AOCI	(2)	—	—	55	—	—
Purchases (3)	2	—	116	7	—	161
Sales (3)	(28)	—	(72)	—	—	(18)
Issuances (3)	—	—	—	(1)	—	—
Settlements (3)	—	(6)	—	(49)	(60)	—
Transfers into Level 3 (4)	1	—	—	—	—	—
Transfers out of Level 3 (4)	(30)	—	(25)	—	—	(5)
Balance, end of period	$57	$134	$845	$(210)	$(587)	$1,399
Three Months Ended September 30, 2020
Balance, beginning of period	$7	$175	$491	$798	$(1,925)	$1,056
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(2)	6	(8)	61	408	(3)
Total realized/unrealized gains (losses) included in AOCI	(2)	—	—	(24)	(15)	—
Purchases (3)	1	—	3	—	—	72
Sales (3)	(1)	—	—	—	—	(25)
Issuances (3)	—	—	—	—	—	(2)
Settlements (3)	—	(5)	—	(111)	(66)	—
Transfers into Level 3 (4)	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	13	—	(9)
Balance, end of period	$3	$176	$486	$737	$(1,598)	$1,089
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2021 (5)	$—	$(1)	$40	$(273)	$44	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2020 (5)	$(2)	$6	$(7)	$47	$403	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2021 (5)	$—	$—	$—	$25	$1	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2020 (5)	$(1)	$—	$—	$(28)	$(14)	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Foreign Government	Structured Products	Municipals	Equity Securities	Unit-linked and FVO Securities
	(In millions)
Nine Months Ended September 30, 2021
Balance, beginning of period	$24,101	$117	$5,289	$—	$150	$701
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(28)	—	36	—	16	53
Total realized/unrealized gains (losses) included in AOCI	(1,171)	(1)	9	—	—	—
Purchases (3)	3,395	13	1,333	34	10	20
Sales (3)	(951)	(7)	(1,049)	—	(21)	(16)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	139	13	256	—	—	86
Transfers out of Level 3 (4)	(749)	(29)	(294)	—	(4)	(11)
Balance, end of period	$24,736	$106	$5,580	$34	$151	$833
Nine Months Ended September 30, 2020
Balance, beginning of period	$14,229	$117	$4,458	$7	$430	$625
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(80)	(1)	30	—	2	8
Total realized/unrealized gains (losses) included in AOCI	371	(1)	(18)	1	—	—
Purchases (3)	3,653	12	2,067	10	9	20
Sales (3)	(911)	(7)	(704)	—	(105)	(99)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	5,416	3	73	—	—	153
Transfers out of Level 3 (4)	(535)	(14)	(494)	(7)	(184)	(91)
Balance, end of period	$22,143	$109	$5,412	$11	$152	$616
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2021 (5)	$(21)	$—	$33	$—	$11	$53
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2020 (5)	$(42)	$(2)	$36	$—	$1	$10
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2021 (5)	$(1,141)	$(1)	$11	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2020 (5)	$350	$2	$(12)	$1	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans — FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Nine Months Ended September 30, 2021
Balance, beginning of period	$43	$165	$573	$594	$(1,141)	$1,079
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	1	(3)	70	(490)	716	14
Total realized/unrealized gains (losses) included in AOCI	(2)	—	—	(365)	22	—
Purchases (3)	55	—	299	14	—	336
Sales (3)	(37)	(11)	(72)	—	—	(43)
Issuances (3)	—	—	—	(6)	—	(1)
Settlements (3)	—	(17)	—	43	(184)	6
Transfers into Level 3 (4)	—	—	—	1	—	10
Transfers out of Level 3 (4)	(3)	—	(25)	(1)	—	(2)
Balance, end of period	$57	$134	$845	$(210)	$(587)	$1,399
Nine Months Ended September 30, 2020
Balance, beginning of period	$32	$188	$455	$(146)	$(742)	$980
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(6)	10	(11)	163	(643)	(2)
Total realized/unrealized gains (losses) included in AOCI	(1)	—	—	980	(21)	—
Purchases (3)	2	—	42	—	—	204
Sales (3)	(17)	(7)	—	—	—	(95)
Issuances (3)	—	—	—	—	—	(4)
Settlements (3)	—	(15)	—	(253)	(192)	1
Transfers into Level 3 (4)	9	—	—	—	—	10
Transfers out of Level 3 (4)	(16)	—	—	(7)	—	(5)
Balance, end of period	$3	$176	$486	$737	$(1,598)	$1,089
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2021 (5)	$—	$(7)	$66	$(392)	$715	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2020 (5)	$(6)	$6	$(7)	$3	$(653)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2021 (5)	$—	$—	$—	$(206)	$22	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2020 (5)	$(1)	$—	$—	$801	$(20)	$—
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

	September 30, 2021	December 31, 2020
	(In millions)
Unpaid principal balance	$135	$172
Difference between estimated fair value and unpaid principal balance	(1)	(7)
Carrying value at estimated fair value	$134	$165
Loans in nonaccrual status	$32	$45
Loans more than 90 days past due	$16	$27
Loans in nonaccrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(6)	$(13)
Nonrecurring Fair Value Measurements
The following table presents information for assets measured at estimated fair value on a nonrecurring basis during the periods and still held at the reporting dates (for example, when there is evidence of impairment), using significant unobservable inputs (Level 3).

	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020
	Carrying Value After Measurement		Gains (Losses)
	(In millions)
Mortgage loans, net (1)	$389	$408	$(16)	$(43)	$(41)	$(52)
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2021 (1)
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans (2)	$80,830	$—	$—	$84,846	$84,846
Policy loans	$9,186	$—	$—	$10,968	$10,968
Other invested assets	$1,053	$—	$791	$262	$1,053
Premiums, reinsurance and other receivables	$2,582	$—	$755	$2,015	$2,770
Other assets	$296	$—	$101	$192	$293
Liabilities
Policyholder account balances	$125,437	$—	$—	$130,454	$130,454
Long-term debt	$13,923	$—	$16,825	$—	$16,825
Collateral financing arrangement	$806	$—	$—	$669	$669
Junior subordinated debt securities	$3,155	$—	$4,589	$—	$4,589
Other liabilities	$3,328	$—	$1,737	$2,261	$3,998
Separate account liabilities	$97,752	$—	$97,752	$—	$97,752

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Equity
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows:

	September 30, 2021		December 31, 2020
Series	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Floating Rate Non-Cumulative Preferred Stock, Series A	27,600,000	24,000,000	27,600,000	24,000,000
5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (1)	—	—	1,500,000	500,000
5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D	500,000	500,000	500,000	500,000
5.625% Non-Cumulative Preferred Stock, Series E	32,200	32,200	32,200	32,200
4.75% Non-Cumulative Preferred Stock, Series F	40,000	40,000	40,000	40,000
3.85% Fixed Rate Reset Non-Cumulative Preferred Stock, Series G	1,000,000	1,000,000	1,000,000	1,000,000
Series A Junior Participating Preferred Stock	10,000,000	—	10,000,000	—
Not designated	160,827,800	—	159,327,800	—
Total	200,000,000	25,572,200	200,000,000	26,072,200
__________________
(1)On May 17, 2021, the outstanding 500,000 shares of MetLife, Inc.’s 5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (the “Series C preferred stock”) were irrevocably called for redemption, and on June 15, 2021, MetLife, Inc. redeemed and canceled the shares.
In May 2021, MetLife, Inc. delivered a notice of redemption to the holders of the Series C preferred stock pursuant to which it would redeem the remaining 500,000 shares of Series C preferred stock at a redemption price of $1,000 per share. In connection with the redemption, MetLife, Inc. recognized a preferred stock redemption premium of $6 million (calculated as the difference between the carrying value of the Series C preferred stock and the total amount paid by MetLife, Inc. to the holders of the Series C preferred stock in connection with the redemption), which was recorded as a reduction of retained earnings at June 30,2021. All outstanding shares of Series C preferred stock were redeemed on the dividend payment date of June 15, 2021 for an aggregate redemption price of $500 million in cash.
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
The per share and aggregate dividends declared for MetLife, Inc.’s preferred stock were as follows:

	Three Month Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Series	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate
	(In million, except per share data)
A	$0.256	$6	$0.256	$6	$0.762	$18	$0.762	$18
C	$—	—	$9.940	15	$19.085	10	$36.190	54
D	$29.375	14	$29.375	15	$58.750	29	$58.750	30
E	$351.563	11	$351.563	11	$1,054.689	34	$1,054.689	34
F	$296.875	12	$296.875	12	$890.625	36	$791.667	32
G	$19.250	20	$—	—	$39.035	39	$—	—
Total		$63		$59		$166		$168

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Equity (continued)
Common Stock
MetLife, Inc. announced that its Board of Directors authorized common stock repurchases as follows:

		Authorization Remaining at
Announcement Date	Authorization Amount	September 30, 2021
	(In millions)
August 4, 2021	$3,000	$2,708
December 11, 2020	$3,000	$—
July 31, 2019	$2,000	$—
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
For the nine months ended September 30, 2021 and 2020, MetLife, Inc. repurchased 52,857,261 shares and 12,806,464 shares of its common stock, respectively, through open market purchases for $3.1 billion and $580 million, respectively.
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
Dividend Restrictions
Insurance Operations
For the nine months ended September 30, 2021, American Life Insurance Company paid a dividend of $600 million to MetLife, Inc., for which regulatory approval was obtained as required.
Additionally, for the nine months ended September 30, 2021, Metropolitan Property and Casualty Insurance Company paid a non-cash dividend of $35 million consisting of the stock of a subsidiary to MetLife, Inc., for which regulatory approval was obtained as required. See Note 3 on the disposition of MetLife P&C.
See Note 16 of the Notes to Consolidated Financial Statements included in the 2020 Annual Report for additional information on dividend restrictions.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Equity (continued)
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to MetLife, Inc. was as follows:

	Three Months Ended September 30, 2021
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$17,535	$1,073	$(4,463)	$(1,836)	$12,309
Other comprehensive income (loss) before reclassifications	(633)	442	(421)	5	(607)
Deferred income tax benefit (expense)	208	(102)	(4)	(1)	101
AOCI before reclassifications, net of income tax	17,110	1,413	(4,888)	(1,832)	11,803
Amounts reclassified from AOCI	(91)	236	—	30	175
Deferred income tax benefit (expense)	22	(54)	—	(3)	(35)
Amounts reclassified from AOCI, net of income tax	(69)	182	—	27	140
Sale of subsidiary, net of income tax (2)	22	—	146	—	168
Balance, end of period	$17,063	$1,595	$(4,742)	$(1,805)	$12,111

	Three Months Ended September 30, 2020
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$21,759	$4,154	$(5,382)	$(1,968)	$18,563
Other comprehensive income (loss) before reclassifications	(2,212)	(846)	507	(3)	(2,554)
Deferred income tax benefit (expense)	190	207	(4)	1	394
AOCI before reclassifications, net of income tax	19,737	3,515	(4,879)	(1,970)	16,403
Amounts reclassified from AOCI	(64)	(457)	—	21	(500)
Deferred income tax benefit (expense)	41	97	—	(5)	133
Amounts reclassified from AOCI, net of income tax	(23)	(360)	—	16	(367)
Balance, end of period	$19,714	$3,155	$(4,879)	$(1,954)	$16,036

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Equity (continued)

	Nine Months Ended September 30, 2021
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$22,217	$1,513	$(3,795)	$(1,863)	$18,072
Other comprehensive income (loss) before reclassifications	(6,512)	(172)	(1,168)	9	(7,843)
Deferred income tax benefit (expense)	1,584	39	(40)	(2)	1,581
AOCI before reclassifications, net of income tax	17,289	1,380	(5,003)	(1,856)	11,810
Amounts reclassified from AOCI	(76)	279	—	61	264
Deferred income tax benefit (expense)	18	(64)	—	(10)	(56)
Amounts reclassified from AOCI, net of income tax	(58)	215	—	51	208
Sale of subsidiaries, net of income tax (3)	(168)	—	261	—	93
Balance, end of period	$17,063	$1,595	$(4,742)	$(1,805)	$12,111

	Nine Months Ended September 30, 2020
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$18,283	$1,698	$(4,927)	$(2,002)	$13,052
Other comprehensive income (loss) before reclassifications	2,674	2,202	76	(3)	4,949
Deferred income tax benefit (expense)	(785)	(461)	(28)	1	(1,273)
AOCI before reclassifications, net of income tax	20,172	3,439	(4,879)	(2,004)	16,728
Amounts reclassified from AOCI	(297)	(359)	—	64	(592)
Deferred income tax benefit (expense)	87	75	—	(14)	148
Amounts reclassified from AOCI, net of income tax	(210)	(284)	—	50	(444)
Sale of subsidiary, net of income tax	(248)	—	—	—	(248)
Balance, end of period	$19,714	$3,155	$(4,879)	$(1,954)	$16,036
__________________
(1)See Note 6 for information on offsets to investments related to policyholder liabilities, DAC, VOBA and DSI.
(2)See Note 3 for information on the sale of MetLife Seguros.
(3)See Note 3 for information on the Company’s business dispositions.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$97	$65	$42	$320	Net investment gains (losses)
Net unrealized investment gains (losses)	(4)	(8)	(13)	(18)	Net investment income
Net unrealized investment gains (losses)	(2)	7	47	(5)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	91	64	76	297
Income tax (expense) benefit	(22)	(41)	(18)	(87)
Net unrealized investment gains (losses), net of income tax	69	23	58	210
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	14	9	41	24	Net investment income
Interest rate derivatives	6	10	54	58	Net investment gains (losses)
Interest rate derivatives	1	1	2	2	Other expenses
Foreign currency exchange rate derivatives	2	2	6	3	Net investment income
Foreign currency exchange rate derivatives	(259)	435	(383)	271	Net investment gains (losses)
Foreign currency exchange rate derivatives	—	—	1	1	Other expenses
Gains (losses) on cash flow hedges, before income tax	(236)	457	(279)	359
Income tax (expense) benefit	54	(97)	64	(75)
Gains (losses) on cash flow hedges, net of income tax	(182)	360	(215)	284
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(34)	(26)	(87)	(78)
Amortization of prior service (costs) credit	4	5	26	14
Amortization of defined benefit plan items, before income tax	(30)	(21)	(61)	(64)
Income tax (expense) benefit	3	5	10	14
Amortization of defined benefit plan items, net of income tax	(27)	(16)	(51)	(50)
Total reclassifications, net of income tax	$(140)	$367	$(208)	$444
__________________
(1)These AOCI components are included in the computation of net periodic benefit costs. See Note 12.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Vision fee for service arrangements (1)	$135	$—	$410	$—
Prepaid legal plans	107	100	324	300
Fee-based investment management	95	82	266	232
Recordkeeping and administrative services (2)	54	50	160	145
Administrative services-only contracts	56	54	175	164
Other revenue from service contracts from customers	69	45	210	159
Total revenues from service contracts from customers	516	331	1,545	1,000
Other	147	124	413	350
Total other revenues	$663	$455	$1,958	$1,350
__________________
(1)For information regarding the Company’s acquisition of Versant Health, Inc., see Note 3 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report.
(2)Related to products and businesses no longer actively marketed by the Company.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Employee-related costs (1)	$794	$866	$2,576	$2,577
Third party staffing costs	353	309	1,001	968
General and administrative expenses	212	172	455	553
Pension, postretirement and postemployment benefit costs	43	37	94	113
Premium taxes, other taxes, and licenses & fees	144	194	480	563
Commissions and other variable expenses	1,323	1,376	4,147	4,099
Capitalization of DAC	(635)	(764)	(2,052)	(2,209)
Amortization of DAC and VOBA	816	1,066	1,943	2,414
Amortization of negative VOBA	(6)	(15)	(25)	(35)
Interest expense on debt	240	229	696	683
Total other expenses	$3,284	$3,470	$9,315	$9,726
__________________
(1)Includes ($15) million and ($89) million for the three months and nine months ended September 30, 2021, respectively, and ($44) million and ($84) million for the three months and nine months ended September 30, 2020, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.

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
The components of net periodic benefit costs, reported in other expenses, were as follows:

	Three Months Ended September 30,
	2021		2020
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$58	$2	$62	$2
Interest costs	89	9	89	10
Expected return on plan assets	(124)	(14)	(132)	(15)
Amortization of net actuarial (gains) losses	38	(6)	45	(19)
Amortization of prior service costs (credit)	(6)	—	(4)	(1)
Net periodic benefit costs (credit)	$55	$(9)	$60	$(23)

	Nine Months Ended September 30,
	2021		2020
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$177	$4	$185	$4
Interest costs	250	27	267	31
Curtailment (gains) losses (1)	(17)	—	—	—
Expected return on plan assets	(381)	(42)	(396)	(46)
Amortization of net actuarial (gains) losses	115	(33)	134	(56)
Amortization of prior service costs (credit)	(11)	—	(12)	(2)
Net periodic benefit costs (credit)	$133	$(44)	$178	$(69)
__________________
(1)See Note 3 for information on the Company’s business dispositions.
13. Income Tax
For the three months and nine months ended September 30, 2021, the effective tax rate on income (loss) before provision for income tax was 22% and 21%, respectively. The Company’s effective tax rate for the three months ended September 30, 2021 differed from the U.S. statutory rate primarily due to tax charges from foreign earnings taxed at different rates than the U.S. statutory rate and the completed sale of MetLife Seguros, partially offset by tax benefits related to tax credits and non-taxable investment income. The Company’s effective tax rate for the nine months ended September 30, 2021 was equal to the statutory rate of 21%, primarily due to tax charges from foreign earnings taxed at different rates than the U.S. statutory rate, the completed sales of MetLife P&C and MetLife Seguros and the pending disposition of MetLife Poland

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Income Tax (continued)

and Greece, offset by tax benefits related to tax credits, non-taxable investment income and the corporate tax deduction for stock compensation.
For the three months and nine months ended September 30, 2020, the effective tax rate on income (loss) before provision for income tax was 23% and 22%, respectively. The Company’s effective tax rate for the three months ended September 30, 2020 differed from the U.S. statutory rate primarily due to tax charges from the sale of MetLife Seguros de Retiro S.A. (“MetLife Seguros de Retiro”) and foreign earnings taxed at different rates than the U.S. statutory rate, partially offset by tax benefits related to non-taxable investment income and tax credits. The Company’s effective tax rate for the nine months ended September 30, 2020 differed from the U.S. statutory rate primarily due to tax charges from foreign earnings taxed at different rates than the U.S. statutory rate and the sale of MetLife Seguros de Retiro, partially offset by tax benefits related to non-taxable investment income, tax credits and the finalization of bankruptcy proceedings for a leveraged lease investment.
14. Earnings Per Common Share
The following table presents the weighted average shares, basic earnings per common share and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions, except per share data)
Weighted Average Shares:
Weighted average common stock outstanding - basic	854.9	908.7	871.1	910.5
Incremental common shares from assumed exercise or issuance of stock-based awards	6.3	5.0	6.4	5.1
Weighted average common stock outstanding - diluted	861.2	913.7	877.5	915.6
Net Income (Loss):
Net income (loss)	$1,589	$709	$5,364	$5,260
Less: Net income (loss) attributable to noncontrolling interests	5	3	15	11
Less: Preferred stock dividends	63	59	166	168
Preferred stock redemption premium	—	14	6	14
Net income (loss) available to MetLife, Inc.’s common shareholders	$1,521	$633	$5,177	$5,067
Basic	$1.78	$0.70	$5.94	$5.57
Diluted	$1.77	$0.69	$5.90	$5.53
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
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. In certain circumstances where liabilities have been established there may be coverage under one or more corporate insurance policies, pursuant to which there may be an insurance recovery. Insurance recoveries are recognized as gains when any contingencies relating to the insurance claim have been resolved, which is the earlier of when the gains are realized or realizable. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at September 30, 2021. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of September 30, 2021, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $150 million.
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
As reported in the 2020 Annual Report, MLIC received approximately 2,496 asbestos-related claims in 2020. For the nine months ended September 30, 2021 and 2020, MLIC received approximately 2,156 and 1,768 new asbestos-related claims, respectively. See Note 21 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report for historical information concerning asbestos claims and MLIC’s update in its recorded liability at December 31, 2020. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through September 30, 2021.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
15. Contingencies, Commitments and Guarantees (continued)
Julian & McKinney v. Metropolitan Life Insurance Company (S.D.N.Y., filed February 9, 2017)
Plaintiffs filed this putative class and collective action on behalf of themselves and all current and former long-term disability (“LTD”) claims specialists between February 2011 and the present for alleged wage and hour violations under the Fair Labor Standards Act (“FLSA”), the New York Labor Law, and the Connecticut Minimum Wage Act. The suit alleges that MLIC improperly reclassified the plaintiffs and similarly situated LTD claims specialists from non-exempt to exempt from overtime pay in November 2013. As a result, they and members of the putative class were no longer eligible for overtime pay even though they allege they continued to work more than 40 hours per week. Plaintiffs seek unspecified compensatory and punitive damages, as well as other relief. On March 22, 2018, the court conditionally certified the case as a collective action, requiring that notice be mailed to LTD claims specialists who worked for MLIC from February 8, 2014 to the present. On August 31, 2021, the court granted MLIC’s motion to de-certify the case as a collective action, denied the plaintiffs’ motion to certify classes of LTD claims specialists under New York, Illinois, and Connecticut law, and granted MLIC’s motion for summary judgment as to the lead plaintiff’s FLSA claims. On September 14, 2021, the plaintiffs petitioned the appellate court for permission to appeal the denial of their motion to certify the classes, and on October 1, 2021, the plaintiffs filed a motion seeking interlocutory review of the decertification ruling. MLIC intends to defend this action vigorously.
Total Asset Recovery Services, LLC. v. MetLife, Inc., et al. (Supreme Court of the State of New York, County of New York, filed December 27, 2017)
Total Asset Recovery Services (the “Relator”) brought an action under the qui tam provision of the New York False Claims Act (the “Act”) on behalf of itself and the State of New York. The Relator originally filed this action under seal in 2010, and the complaint was unsealed on December 19, 2017. The Relator alleges that MetLife, Inc., MLIC, and several other insurance companies violated the Act by filing false unclaimed property reports with the State of New York from 1986 to 2017, to avoid having to escheat the proceeds of more than 25,000 life insurance policies, including policies for which the defendants escheated funds as part of their demutualizations in the late 1990s. The Relator seeks treble damages and other relief. On April 3, 2019, the court granted MetLife, Inc.’s and MLIC’s motion to dismiss and dismissed the complaint in its entirety. The Relator filed an appeal with the Appellate Division of the New York State Supreme Court, First Department. On December 10, 2020, the Appellate Division reversed the court’s order granting MetLife, Inc. and MLIC’s motion to dismiss, remanded the case to the trial court, and permitted the Relator’s counsel to file an amended complaint. On March 5, 2021, the Relator filed an amended complaint. The Company intends to defend the action vigorously.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $4.3 billion and $3.3 billion at September 30, 2021 and December 31, 2020, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $9.1 billion and $8.5 billion at September 30, 2021 and December 31, 2020, respectively.
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
The Company’s recorded liabilities were $20 million at both September 30, 2021 and December 31, 2020 for indemnities, guarantees and commitments.

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
Current Period Highlights
During the three months ended September 30, 2021, adjusted premiums, fees and other revenues, net of foreign currency fluctuations, decreased compared to the prior period driven by the disposition of MetLife Property and Casualty Insurance Company and certain of its wholly-owned subsidiaries (collectively, “MetLife P&C”). Growth in our Group Benefits business in our U.S. segment was driven by the acquisition of Versant Health, Inc. (“Versant Health”). Strong returns in our private equity portfolio resulted in improved investment yields and changes in key equity indexes and long-term interest rates drove a favorable change in net derivative gains (losses). In addition, results in both periods included a charge due to the impact of our annual actuarial assumption review. Underwriting experience was unfavorable and reflected impacts from the COVID-19 Pandemic.

The following represents segment level results and percentage contributions to total segment level adjusted earnings available to common shareholders for the three months ended September 30, 2021:
__________________
(1)Excludes Corporate & Other adjusted loss available to common shareholders of $131 million.
(2)Consistent with GAAP guidance for segment reporting, adjusted earnings is our GAAP measure of segment performance. For additional information, see Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.

Three Months Ended September 30, 2021 Compared with the Three Months Ended September 30, 2020

Consolidated Results - Highlights
Net income (loss) available to MetLife, Inc.’s common shareholders up $888 million:

	•	Favorable change in net derivative gains (losses) of $363 million ($287 million, net of income tax)(2)

	•	Favorable change from annual actuarial assumption reviews of $97 million ($85 million, net of income tax)(3)

	•	Unfavorable change in net investment gains (losses) of $64 million ($51 million, net of income tax)

	•	Adjusted earnings available to common shareholders up $484 million
(1) See “— Results of Operations — Consolidated Results” and “— Non-GAAP and Other Financial Disclosures” for reconciliations and definitions of non-GAAP financial measures.
(2) Includes amounts relating to investment hedge adjustments, which are also included in adjusted earnings available to common shareholders. See “— Investments — Investment Portfolio Results” for additional information.
(3) Includes amounts recognized in net derivative gains (losses) and adjusted earnings available to common shareholders. See “— Results of Operations — Consolidated Results — Three Months Ended September 30, 2021 Compared with the Three Months Ended September 30, 2020 — Actuarial Assumption Review” for additional information.
Consolidated Results - Adjusted Earnings Highlights
Adjusted earnings available to common shareholders up $484 million primary due to (i) higher investment yields due to strong returns in our private equity portfolio, (ii) higher net investment income due to a larger asset base, (iii) the favorable change from our annual actuarial assumption reviews (see below), and (iv) higher fee income, partially offset by (i) unfavorable underwriting, which reflected impacts from the COVID-19 Pandemic, and (ii) the disposition of MetLife P&C, which decreased adjusted earnings by $18 million.

•	Current period results included the unfavorable impact from our annual actuarial assumption review of $140 million, net of income tax.
•	Prior period results included the unfavorable impact from our annual actuarial assumption review of $203 million, net of income tax.

Nine Months Ended September 30, 2021 Compared with the Nine Months Ended September 30, 2020

Consolidated Results - Highlights
Net income (loss) available to MetLife, Inc.’s common shareholders up $110 million:

	•	Favorable change in net investment gains (losses) of $1.7 billion ($1.4 billion, net of income tax)

	•	Favorable change from annual actuarial assumption reviews of $97 million ($85 million, net of income tax)(3)

	•	Unfavorable change in net derivative gains (losses) of $4.9 billion ($3.9 billion, net of income tax)(2)

	•	Adjusted earnings available to common shareholders up $2.3 billion
(1) See “— Results of Operations — Consolidated Results” and “— Non-GAAP and Other Financial Disclosures” for reconciliations and definitions of non-GAAP financial measures.
(2) Includes amounts relating to investment hedge adjustments, which are also included in adjusted earnings available to common shareholders. See “— Investments — Investment Portfolio Results” for additional information.
(3) Includes amounts recognized in net derivative gains (losses) and adjusted earnings available to common shareholders. See “— Results of Operations — Consolidated Results — Three Months Ended September 30, 2021 Compared with the Three Months Ended September 30, 2020 — Actuarial Assumption Review” for additional information.
Consolidated Results - Adjusted Earnings Highlights
Adjusted earnings available to common shareholders up $2.3 billion primarily due to (i) higher investment yields due to strong returns in our private equity portfolio, (ii) an increase in net investment income due to a larger asset base, (iii) lower interest credited expenses, (iv) the release of a legal reserve in the current period, and (v) the favorable change from our annual actuarial assumption reviews (see below), partially offset by (i) unfavorable underwriting, which reflected impacts from the COVID-19 Pandemic, and (ii) the disposition of MetLife P&C, which decreased adjusted earnings by $210 million.

•	Current period results included the unfavorable impact from our annual actuarial assumption review of $140 million, net of income tax.
•	Prior period results included the unfavorable impact from our annual actuarial assumption review of $203 million, net of income tax.
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

As disclosed in MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, we expect our direct expense ratio, excluding total notable items related to direct expenses and pension risk transfers, to be below 12.3% for the full year 2021 and 2022.
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
We are also monitoring the imposition of tariffs or other barriers to international trade, changes to international trade agreements, and their potential impacts on our business, results of operations and financial condition, including the impact of the trade agreement reached by the United Kingdom (“U.K.”) and the European Union (“EU”) in December 2020. See “Regulatory Developments — Cross-Border Trade and Investments” herein and “Business — Regulation — Cross-Border Trade and Investments” included in the 2020 Annual Report. In addition, the possibility of government shutdowns or a failure to raise the U.S. debt ceiling, due to a policy impasse or otherwise, could adversely impact our business and liquidity.
Governments and central banks around the world have responded to the COVID-19 Pandemic with unprecedented fiscal and monetary policies, which have had significant effects and may have ongoing effects on financial markets and the global economy. In the United States, the Board of Governors of the Federal Reserve System continues to expand its balance sheet, although it announced reductions in its asset purchases starting in November 2021. Additionally, the board members’ forecasts suggest the policy rate is likely to remain near zero into 2022, with possible increase thereafter. Separately, the U.S. Congress passed another COVID-related stimulus package in March 2021. The European Central Bank (“ECB”) continues its pandemic asset purchase program, albeit at a slower pace, and has signaled its intention to continue the program through at least March 31, 2022. The Bank of England (“BoE”) has maintained low interest rates and continued its expanded quantitative easing program which it has indicated will continue through year-end 2021. The ECB has stated its willingness to maintain its policies despite inflation currently above target levels, as economic activity and price levels rebound from COVID-19 Pandemic-depressed levels. The BoE officials, however, have indicated that interest rates may soon increase to combat rising inflation. Additionally, a number of European countries, including the U.K., have implemented large fiscal stimulus programs, as well as the provision of guarantees and loans for private sector companies. The EU also approved a regional stimulus package comprised of grants and low interest financing to member states, which became operational in mid-2021.
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
Insurance Regulatory Examinations and Other Activities
In 2019, we and other insurance and pension fund companies provided annuities sales practices information to the Chilean insurance and pension regulators. The regulators found that non-employee sales agents of MetLife Chile and other insurers had engaged in improper sales practices and that ProVida S.A. and other pension fund companies provided improper advice to customers. MetLife Chile and ProVida S.A.’s objections were rejected and the companies have paid applicable fines, which did not have a substantial impact on MetLife Chile or Provida S.A..
National Association of Insurance Commissioners
Risk-Based Capital
The National Association of Insurance Commissioners (“NAIC”) adopted revisions to certain factors used to calculate Life Risk-Based Capital (“RBC”), which is the denominator of the RBC ratios, in light of changes to U.S. tax laws in recent years. These revisions have resulted in increased RBC charges and reduced the RBC ratios of our insurance subsidiaries. The NAIC has approved RBC revisions for corporate bonds, real estate equity and longevity risk that will take effect at year-end 2021 and are expected to have a modest net positive RBC impact on us.
NYDFS Guidance on Diversity and Corporate Governance
On March 16, 2021, the New York State Department of Financial Services (“NYDFS”) stated it expects the insurers it regulates to make diversity of their leadership a business priority and a key element of their corporate governance. The NYDFS collected data from insurers that met certain New York premium thresholds, including MetLife, Inc. and certain of its subsidiaries, regarding the diversity of their corporate boards and management. The NYDFS plans to publish such data on an aggregate basis to measure progress in the industry. In addition, the NYDFS will include diversity-related questions in its examination process starting in 2022.
Securities, Broker-Dealer and Investment Adviser Regulation
In April 2021, the Appellate Division of the New York State Supreme Court overturned NYDFS Regulation 187- Suitability and Best Interests in Life Insurance and Annuity Transactions for being unconstitutionally vague. The NYDFS has appealed the decision.
Environmental Laws and Regulations
On March 25, 2021, the NYDFS issued for public comment proposed guidance for New York domestic insurers, which states that insurers are expected to take a proportionate approach, based on their business, to managing their exposure to the financial risks from climate change. The NYDFS intends to formally adopt the guidance, as modified by the comment process, and it has integrated questions on this topic as part of its supervisory activities.
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

Employee Retirement Income Security Act of 1974, Fiduciary Considerations, and Other Pension and Retirement Regulation
In 2020, the Chilean Congress approved two bills, each of which allowed individuals to withdraw up to 10% of pension accounts or the account balance if it is below a certain amount. In April 2021, the Chilean Congress approved a third bill allowing for additional withdrawals of pension funds which could deplete approximately one third of pension accounts. The bill also requires insurance companies to advance payments of up to 10% of the reserves allocated to a customer’s annuity. ProVida S.A., MetLife Chile and other companies in the industry continue to process such payments. In August 2021, the Chilean Congress initiated discussion of a fourth bill allowing for additional withdrawals of up to 10% of pension funds and requiring insurance companies to advance payments of up to 10% of the reserves allocated to a customer’s annuity. A final vote on the proposal is expected in November 2021. Further, the Chilean Congress is considering a separate bill aimed at improving the pension system for lower income participants. A vote may occur on this proposal in early 2022. Additional major pension reform in Chile is possible in the future. The impact of any such pension reforms will depend on the final measures adopted, and in some cases could have an adverse effect on our Chilean pension business. We have initiated a formal consultation process with the Chilean government to seek a resolution of our concerns regarding these developments.
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
In the third quarter of 2021, the Company performed its annual goodwill impairment tests on all of its reporting units, using both qualitative and quantitative assessments. The quantitative assessment utilized the market multiple, embedded value and discounted cash flow valuation approaches based on best available data as of June 30, 2021. The Company concluded that the estimated fair values of all its reporting units were substantially in excess of their carrying values and, therefore, goodwill was not impaired.
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

Acquisitions and Dispositions
Acquisitions
Pending Ownership Increase of PNB MetLife
In October 2021, the Company entered into a share purchase agreement to acquire 15.27% ownership in PNB MetLife India Insurance Company Limited (“PNB MetLife”). Upon completion of the transaction, the Company’s ownership in PNB MetLife, an operating joint venture accounted for under the equity method, will increase to 47.325%. The transaction will close upon receipt of all necessary regulatory approvals and satisfaction of other closing conditions. This transaction supports the Company’s continued growth in India and will enable us to deliver more value for our customers, partners and shareholders.
Acquisition of Versant Health
For information regarding the Company’s December 2020 acquisition of Versant Health, see Note 3 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report.
Dispositions
Disposition of MetLife Seguros
For information regarding the Company's September 2021 disposition of its wholly-owned Argentinian subsidiary, MetLife Seguros S.A. (“MetLife Seguros”), see Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.
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

Results of Operations
Consolidated Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Revenues
Premiums	$9,455	$9,935	$28,914	$28,137
Universal life and investment-type product policy fees	1,521	1,497	4,334	4,227
Net investment income	5,568	4,729	16,162	11,877
Other revenues	663	455	1,958	1,350
Net investment gains (losses)	(84)	(20)	1,655	(77)
Net derivative gains (losses)	(218)	(581)	(2,032)	2,910
Total revenues	16,905	16,015	50,991	48,424
Expenses
Policyholder benefits and claims and policyholder dividends	10,292	10,206	30,703	28,477
Interest credited to policyholder account balances	1,287	1,416	4,153	3,458
Capitalization of DAC	(635)	(764)	(2,052)	(2,209)
Amortization of DAC and VOBA	816	1,066	1,943	2,414
Amortization of negative VOBA	(6)	(15)	(25)	(35)
Interest expense on debt	240	229	696	683
Other expenses	2,869	2,954	8,753	8,873
Total expenses	14,863	15,092	44,171	41,661
Income (loss) before provision for income tax	2,042	923	6,820	6,763
Provision for income tax expense (benefit)	453	214	1,456	1,503
Net income (loss)	1,589	709	5,364	5,260
Less: Net income (loss) attributable to noncontrolling interests	5	3	15	11
Net income (loss) attributable to MetLife, Inc.	1,584	706	5,349	5,249
Less: Preferred stock dividends	63	59	166	168
Preferred stock redemption premium	—	14	6	14
Net income (loss) available to MetLife, Inc.’s common shareholders	$1,521	$633	$5,177	$5,067
Three Months Ended September 30, 2021 Compared with the Three Months Ended September 30, 2020
During the three months ended September 30, 2021, net income (loss) increased $880 million from the prior period, primarily driven by favorable changes in adjusted earnings and net derivative gains (losses), net of investment hedge adjustments, as well as a favorable change from our annual actuarial assumption reviews.
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

	Three Months Ended September 30,
	2021	2020
	(In millions)
Non-VA program derivatives:
Interest rate	$(181)	$(402)
Foreign currency exchange rate	(147)	(104)
Credit	13	(4)
Equity	70	(249)
Non-VA embedded derivatives	45	(2)
Total non-VA program derivatives	(200)	(761)
VA program derivatives:
Market risks in embedded derivatives	65	336
Nonperformance risk adjustment on embedded derivatives	3	(12)
Other risks in embedded derivatives	(66)	86
Total embedded derivatives	2	410
Freestanding derivatives hedging embedded derivatives	(20)	(230)
Total VA program derivatives	(18)	180
Net derivative gains (losses)	$(218)	$(581)
The favorable change in net derivative gains (losses) on non-VA program derivatives was $561 million ($443 million, net of income tax). This was primarily due to key equity indexes decreasing in the current period versus increasing in the prior period or increasing less in the current period than in the prior period. This favorably impacted the estimated fair value of equity options and total rate of return swaps that are part of our macro hedge program. In addition, long-term rates increased less in the current period compared with the prior period. This favorably impacted the estimated fair value of receiver options that are part of our macro hedge program. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the items being hedged.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $198 million ($156 million, net of income tax). This was due to (i) an unfavorable change of $152 million ($120 million, net of income tax) in other risks in embedded derivatives (primarily policyholder behavior and other non-market risks that generally cannot be hedged), and (ii) an unfavorable change of $61 million ($48 million, net of income tax) in market risks in embedded derivatives, net of freestanding derivatives hedging market risks in embedded derivatives, partially offset by a favorable change of $15 million ($12 million, net of income tax) in the nonperformance risk adjustment on embedded derivatives.
The aforementioned $152 million ($120 million, net of income tax) unfavorable change in other risks in embedded derivatives reflects actuarial assumption updates and a combination of factors, such as fees deducted from accounts, changes in the benefit base, premiums, lapses, withdrawals and deaths, in addition to changes to cross-effect, basis mismatch, risk margin and fund allocation.
The aforementioned $61 million ($48 million, net of income tax) unfavorable change reflects a $271 million ($214 million, net of income tax) unfavorable change in market risks in embedded derivatives, partially offset by a $210 million ($166 million, net of income tax) favorable change in freestanding derivatives that hedge market risks in embedded derivatives.

The primary changes in market factors affecting the valuation of VA program derivatives are summarized as follows:
•Key equity index levels increased less in the current period compared with the prior period, contributing to an unfavorable change in our embedded derivatives and a favorable change in our freestanding derivatives. For example, the S&P Global Ratings (“S&P”) 500 Index increased 0.2% in the current period and increased 8% in the prior period.
•Long-term interest rates increased less in the current period compared with the prior period, contributing to an unfavorable change in our embedded derivatives. For example, the 30-year U.S. swap rate increased 2 basis points in the current period and increased 20 basis points in the prior period.
The aforementioned $15 million ($12 million, net of income tax) favorable change in the nonperformance risk adjustment included in the valuation of embedded derivatives resulted from a favorable change of $15 million, before income tax, related to model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees.
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
Net Investment Gains (Losses). The unfavorable change in net investment gains (losses) of $64 million ($51 million, net of income tax) primarily reflects the current period loss on the sale of MetLife Seguros. This unfavorable change was partially offset by increased gains on sales of real estate investments and fixed maturity securities compared to the prior period.
Taxes. For the three months ended September 30, 2021, our effective tax rate on income (loss) before provision for income tax was 22%, which differed from the U.S. statutory rate of 21% primarily due to tax charges from foreign earnings taxed at different rates than the U.S. statutory rate and the completed sale of MetLife Seguros, partially offset by tax benefits related to tax credits and non-taxable investment income. For the three months ended September 30, 2020, our effective tax rate on income (loss) before provision for income tax was 23%, which differed from the U.S. statutory rate of 21% primarily due to tax charges from the sale of MetLife Seguros de Retiro and foreign earnings taxed at different rates than the U.S. statutory rate, partially offset by tax benefits related to non-taxable investment income and tax credits.
Actuarial Assumption Review. Results for the current period include a $281 million ($216 million, net of income tax) charge associated with our annual review of actuarial assumptions related to reserves and DAC, of which a $2 million ($1 million, net of income tax) loss was recognized in net derivative gains (losses).
Of the $281 million charge, $129 million ($96 million, net of income tax) was related to DAC and $152 million ($120 million, net of income tax) was associated with reserves. The portion of the $281 million charge that is included in adjusted earnings is $187 million ($140 million, net of income tax).
The $2 million ($1 million, net of income tax) loss recognized in net derivative gains (losses) associated with our annual review of actuarial assumptions is included within the other risks in embedded derivatives line in the table above.
As a result of our annual review of actuarial assumptions, changes were made to economic, biometric, policyholder behavior, and operational assumptions. The most significant impacts were in the MetLife Holdings segment, driven by updates to behavioral assumptions for variable annuities and in Asia, driven by economic assumption updates for interest sensitive whole life. The breakdown of total current period results is summarized as follows:
•Economic assumption updates resulted in unfavorable impacts to reserves and DAC, for a net charge of $136 million ($101 million, net of income tax).

•Changes in biometric assumptions resulted in favorable impacts to reserves and slightly unfavorable impacts to DAC, for a net gain of $39 million ($29 million, net of income tax).
•Changes in policyholder behavior assumptions resulted in unfavorable impacts to reserves and favorable impacts to DAC, for a net charge of $195 million ($152 million, net of income tax).
•Changes in operational assumptions resulted in favorable impacts to reserves and unfavorable impacts to DAC, for a net gain of $11 million ($8 million, net of income tax).
Results for the prior period include a $378 million ($301 million, net of income tax) charge associated with our annual review of actuarial assumptions related to reserves and DAC, of which a $44 million ($34 million, net of income tax) gain was recognized in net derivative gains (losses). Of the $378 million charge, $120 million ($94 million, net of income tax) was related to DAC and $258 million ($207 million, net of income tax) was associated with reserves. The portion of the $378 million charge that is included in adjusted earnings is $255 million ($203 million, net of income tax).
Adjusted Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use adjusted earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of adjusted earnings and other financial measures based on adjusted earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings and other financial measures based on adjusted earnings allow analysis of our performance relative to our business plan and facilitate comparisons to industry results. Adjusted earnings should not be viewed as a substitute for net income (loss). Adjusted earnings available to common shareholders and adjusted earnings available to common shareholders on a constant currency basis should not be viewed as substitutes for net income (loss) available to MetLife, Inc.’s common shareholders. Adjusted earnings available to common shareholders increased $484 million, net of income tax, to $2.1 billion, net of income tax, for the three months ended September 30, 2021 from $1.6 billion, net of income tax, for the three months ended September 30, 2020.

Nine Months Ended September 30, 2021 Compared with the Nine Months Ended September 30, 2020
During the nine months ended September 30, 2021, net income (loss) increased $104 million from the prior period, primarily driven by favorable changes in adjusted earnings and net investment gains (losses), as well as a favorable change from our annual actuarial assumption reviews, partially offset by an unfavorable change in net derivative gains (losses), net of investment hedge adjustments.
Net Derivative Gains (Losses). The table below presents the impact on net derivative gains (losses) from non-VA program derivatives and VA program derivatives:

	Nine Months Ended September 30,
	2021	2020
	(In millions)
Non-VA program derivatives:
Interest rate	$(1,206)	$3,763
Foreign currency exchange rate	(356)	(156)
Credit	75	(109)
Equity	(612)	(253)
Non-VA embedded derivatives	64	(7)
Total non-VA program derivatives	(2,035)	3,238
VA program derivatives:
Market risks in embedded derivatives	803	(494)
Nonperformance risk adjustment on embedded derivatives	(48)	63
Other risks in embedded derivatives	(103)	(205)
Total embedded derivatives	652	(636)
Freestanding derivatives hedging embedded derivatives	(649)	308
Total VA program derivatives	3	(328)
Net derivative gains (losses)	$(2,032)	$2,910
The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $5.3 billion ($4.2 billion, net of income tax). This was primarily due to long-term rates increasing in the current period versus decreasing significantly in the prior period. This unfavorably impacted the estimated fair value of receive fixed interest rate swaps and options that are part of our macro hedge program. In addition, key equity indexes increased in the current period versus decreased in the prior period or increased more in the current period compared with the prior period. This unfavorably impacted the estimated fair value of equity options and equity total rate of return swaps that are part of our macro hedge program. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the items being hedged.
The favorable change in net derivative gains (losses) on VA program derivatives was $331 million ($261 million, net of income tax). This was due to (i) a favorable change of $340 million ($269 million, net of income tax) in market risks in embedded derivatives, net of freestanding derivatives that hedge market risks in embedded derivatives, and (ii) a favorable change of $102 million, ($81 million, net of income tax) in other risks in embedded derivatives, (primarily policyholder behavior and other non-market risks that generally cannot be hedged), partially offset by an unfavorable change of $111 million ($88 million, net of income tax) in the nonperformance risk adjustment included in the valuation of embedded derivatives.
The aforementioned $340 million ($269 million, net of income tax) favorable change reflects a $1.3 billion ($1.0 billion, net of income tax) favorable change in market risks in embedded derivatives, partially offset by a $957 million ($756 million, net of income tax) unfavorable change in freestanding derivatives that hedge market risks in embedded derivatives.

The primary changes in market factors affecting the valuation of VA program derivatives are summarized as follows:
•Key equity index levels increased more in the current period compared with the prior period, contributing to a favorable change in our embedded derivatives and an unfavorable change in our freestanding derivatives. For example, the S&P 500 Index increased 15% in the current period and increased 4% in the prior period.
•Long-term interest rates increased in the current period versus decreased significantly in the prior period, contributing to a favorable change in our embedded derivatives and an unfavorable change in our freestanding derivatives. For example, the 30-year U.S. swap rate increased 39 basis points in the current period and decreased 97 basis points in the prior period.
The aforementioned $102 million ($81 million, net of income tax) favorable change in other risks in embedded derivatives reflects actuarial assumption updates and a combination of factors, such as fees deducted from accounts, changes in the benefit base, premiums, lapses, withdrawals and deaths, in addition to changes to cross-effect, basis mismatch, risk margin and fund allocation.
The aforementioned $111 million ($88 million, net of income tax) unfavorable change in the nonperformance risk adjustment on embedded derivatives resulted from an unfavorable change of $91 million, before income tax, related to model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, in addition to an unfavorable change of $20 million, before income tax, related to changes in our own credit spread.
Net Investment Gains (Losses). The favorable change in net investment gains (losses) of $1.7 billion ($1.4 billion, net of income tax) primarily reflects (i) the current period gain on the disposition of MetLife P&C, (ii) increased gains on sales of real estate investments compared to the prior period, (iii) a current period release compared to a prior period provision for mortgage loan credit loss, and (iv) mark-to-market gains in the current period compared to mark-to-market losses in the prior period on equity securities, which are measured at estimated fair value through net income (loss). These favorable changes were partially offset by the current period loss on the sale of MetLife Seguros and on the pending disposition of MetLife Poland and Greece, as well as lower gains on sales of fixed maturity securities compared to the prior period.
Divested Businesses. Income (loss) before provision for income tax related to divested businesses, excluding net investment gains (losses) and net derivative gains (losses), increased $118 million ($98 million, net of income tax) to $95 million ($81 million, net of income tax) in the current period from a loss of $23 million ($17 million, net of income tax) in the prior period. Included in this increase was an increase in total revenues of $905 million, before income tax, and an increase in total expenses of $787 million, before income tax. Divested businesses primarily include activity related to the disposition of MetLife P&C.
Taxes. For the nine months ended September 30, 2021, our effective tax rate on income (loss) before provision for income tax was equal to the U.S. statutory rate of 21% as tax charges from foreign earnings taxed at different rates than the U.S. statutory rate, the completed sales of MetLife P&C and MetLife Seguros, and the pending disposition of MetLife Poland and Greece, were offset by tax benefits related to tax credits, non-taxable investment income and the corporate tax deduction for stock compensation. For the nine months ended September 30, 2020, our effective tax rate on income (loss) before provision for income tax was 22%, which differed from the U.S. statutory rate of 21% primarily due to tax charges from foreign earnings taxed at different rates than the U.S. statutory rate and the sale of MetLife Seguros de Retiro, partially offset by tax benefits related to non-taxable investment income, tax credits and the finalization of bankruptcy proceedings for a leveraged lease investment.
Actuarial Assumption Review. For the results of our 2021 and 2020 annual actuarial assumption reviews, see “— Three Months Ended September 30, 2021 Compared with the Three Months Ended September 30, 2020 — Actuarial Assumption Review.”
Adjusted Earnings. Adjusted earnings available to common shareholders increased $2.3 billion, net of income tax, to $6.1 billion, net of income tax, for the nine months ended September 30, 2021 from $3.8 billion, net of income tax, for the nine months ended September 30, 2020.

Reconciliation of net income (loss) to adjusted earnings available to common shareholders and premiums, fees and other revenues to adjusted premiums, fees and other revenues
Three Months Ended September 30, 2021

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$978	$610	$(402)	$74	$501	$(240)	$1,521
Add: Preferred stock dividends	—	—	—	—	—	63	63
Add: Preferred stock redemption premium	—	—	—	—	—	—	—
Add: Net income (loss) attributable to noncontrolling interests	—	—	1	1	—	3	5
Net income (loss)	978	610	(401)	75	501	(174)	1,589
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	115	122	(199)	(13)	48	(157)	(84)
Net derivative gains (losses)	86	(34)	(299)	(9)	(3)	41	(218)
Premiums	—	—	—	57	—	—	57
Universal life and investment-type product policy fees	—	46	—	18	20	—	84
Net investment income	(89)	16	(9)	61	(74)	(5)	(100)
Other revenues	—	—	—	6	—	73	79
Expenses:
Policyholder benefits and claims and policyholder dividends	(8)	(21)	—	(43)	(108)	(1)	(181)
Interest credited to policyholder account balances	1	(55)	(8)	(58)	—	—	(120)
Capitalization of DAC	—	—	—	15	—	—	15
Amortization of DAC and VOBA	—	(30)	—	(13)	(15)	—	(58)
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—
Other expenses	—	—	1	(36)	—	(74)	(109)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	(22)	(3)	84	(4)	27	17	99
Adjusted earnings	$895	$569	$29	$94	$606	(68)	2,125
Less: Preferred stock dividends						63	63
Adjusted earnings available to common shareholders						$(131)	$2,062

Premiums, fees and other revenues	$6,408	$2,134	$988	$751	$1,161	$197	$11,639
Less: adjustments to premiums, fees and other revenues	—	46	—	81	20	73	220
Adjusted premiums, fees and other revenues	$6,408	$2,088	$988	$670	$1,141	$124	$11,419

Three Months Ended September 30, 2020

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$766	$422	$(18)	$58	$(369)	$(226)	$633
Add: Preferred stock dividends	—	—	—	—	—	59	59
Add: Preferred stock redemption premium	—	—	—	—	—	14	14
Add: Net income (loss) attributable to noncontrolling interests	—	—	—	1	—	2	3
Net income (loss)	766	422	(18)	59	(369)	(151)	709
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	34	69	(109)	(10)	10	(14)	(20)
Net derivative gains (losses)	(93)	(67)	67	24	(442)	(70)	(581)
Premiums	—	—	—	—	—	—	—
Universal life and investment-type product policy fees	—	3	—	4	21	—	28
Net investment income	(103)	31	13	184	(84)	—	41
Other revenues	—	—	—	—	—	39	39
Expenses:
Policyholder benefits and claims and policyholder dividends	(10)	(21)	25	(8)	(223)	—	(237)
Interest credited to policyholder account balances	1	(71)	(11)	(186)	—	—	(267)
Capitalization of DAC	—	—	—	—	—	—	—
Amortization of DAC and VOBA	—	(4)	—	2	(69)	—	(71)
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—
Other expenses	—	—	(4)	(2)	—	(49)	(55)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	37	17	(38)	(1)	165	15	195
Adjusted earnings	$900	$465	$39	$52	$253	(72)	1,637
Less: Preferred stock dividends						59	59
Adjusted earnings available to common shareholders						$(131)	$1,578

Adjusted earnings available to common shareholders on a constant currency basis (1)	$900	$466	$41	$52	$253	$(131)	$1,581

Premiums, fees and other revenues	$6,833	$2,268	$761	$684	$1,227	$114	$11,887
Less: adjustments to premiums, fees and other revenues	—	3	—	4	21	39	67
Adjusted premiums, fees and other revenues	$6,833	$2,265	$761	$680	$1,206	$75	$11,820

Adjusted premiums, fees and other revenues on a constant currency basis (1)	$6,833	$2,225	$807	$682	$1,206	$75	$11,828
__________________
(1)Amounts for U.S., MetLife Holdings and Corporate & Other are shown on a reported basis, as constant currency impact is not significant.

Nine Months Ended September 30, 2021

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$2,905	$1,171	$(319)	$34	$746	$640	$5,177
Add: Preferred stock dividends	—	—	—	—	—	166	166
Add: Preferred stock redemption premium	—	—	—	—	—	6	6
Add: Net income (loss) attributable to noncontrolling interests	—	1	4	2	—	8	15
Net income (loss)	2,905	1,172	(315)	36	746	820	5,364
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	473	62	(195)	(200)	94	1,421	1,655
Net derivative gains (losses)	127	(737)	(412)	6	(964)	(52)	(2,032)
Premiums	865	—	—	57	—	—	922
Universal life and investment-type product policy fees	—	59	—	26	60	—	145
Net investment income	(236)	77	(27)	479	(216)	6	83
Other revenues	11	—	—	6	—	168	185
Expenses:
Policyholder benefits and claims and policyholder dividends	(603)	(59)	91	(92)	(257)	(1)	(921)
Interest credited to policyholder account balances	2	(194)	(33)	(470)	—	—	(695)
Capitalization of DAC	89	—	—	15	—	—	104
Amortization of DAC and VOBA	(98)	(27)	—	(12)	—	—	(137)
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	(1)	(1)
Other expenses	(222)	1	3	(40)	—	(181)	(439)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	(84)	278	92	2	269	(344)	213
Adjusted earnings	$2,581	$1,712	$166	$259	$1,760	(196)	6,282
Less: Preferred stock dividends						166	166
Adjusted earnings available to common shareholders						$(362)	$6,116

Premiums, fees and other revenues	$19,812	$6,345	$2,797	$2,181	$3,545	$526	$35,206
Less: adjustments to premiums, fees and other revenues	876	59	—	89	60	168	1,252
Adjusted premiums, fees and other revenues	$18,936	$6,286	$2,797	$2,092	$3,485	$358	$33,954

Nine Months Ended September 30, 2020

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$2,317	$1,428	$(107)	$359	$1,872	$(802)	$5,067
Add: Preferred stock dividends	—	—	—	—	—	168	168
Add: Preferred stock redemption premium	—	—	—	—	—	14	14
Add: Net income (loss) attributable to noncontrolling interests	—	1	3	4	—	3	11
Net income (loss)	2,317	1,429	(104)	363	1,872	(617)	5,260
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	11	226	(81)	(1)	(86)	(146)	(77)
Net derivative gains (losses)	395	533	(202)	35	2,238	(89)	2,910
Premiums	—	52	—	—	—	—	52
Universal life and investment-type product policy fees	—	31	(3)	13	64	—	105
Net investment income	(237)	(94)	(2)	(45)	(200)	2	(576)
Other revenues	—	—	—	—	—	120	120
Expenses:
Policyholder benefits and claims and policyholder dividends	(34)	(93)	(116)	87	(276)	—	(432)
Interest credited to policyholder account balances	8	21	(17)	58	—	—	70
Capitalization of DAC	—	5	—	—	—	—	5
Amortization of DAC and VOBA	—	(47)	—	1	(66)	—	(112)
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—
Other expenses	—	(24)	—	(4)	—	(148)	(176)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	(29)	(252)	51	(27)	(352)	27	(582)
Adjusted earnings	$2,203	$1,071	$266	$246	$550	(383)	3,953
Less: Preferred stock dividends						168	168
Adjusted earnings available to common shareholders						$(551)	$3,785

Adjusted earnings available to common shareholders on a constant currency basis (1)	$2,203	$1,104	$291	$254	$550	$(551)	$3,851

Premiums, fees and other revenues	$18,714	$6,446	$2,416	$2,050	$3,711	$377	$33,714
Less: adjustments to premiums, fees and other revenues	—	83	(3)	13	64	120	277
Adjusted premiums, fees and other revenues	$18,714	$6,363	$2,419	$2,037	$3,647	$257	$33,437

Adjusted premiums, fees and other revenues on a constant currency basis (1)	$18,714	$6,426	$2,571	$2,087	$3,647	$257	$33,702
__________________
(1)Amounts for U.S., MetLife Holdings and Corporate & Other are shown on a reported basis, as constant currency impact is not significant.

Consolidated Results — Adjusted Earnings
Business Overview. Adjusted premiums, fees and other revenues for the three months ended September 30, 2021 decreased $401 million, or 3%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, decreased $409 million, or 3%, compared to the prior period, primarily due to a decrease of $908 million attributable to the disposition of MetLife P&C. Growth in our Group Benefits business, including the acquisition of Versant Health, was partially offset by lower premiums in our Retirement and Income Solutions (“RIS”) business. In our Asia segment, adjusted premiums, fees and other revenues declined compared to the prior period mainly due to the impact of our annual actuarial assumption review in both periods. A decrease in adjusted premiums, fees and other revenues in our EMEA segment was primarily due to the disposition of MetLife Russia and the pending disposition of MetLife Poland and Greece. Higher annuitizations in Chile due to improved market conditions, coupled with higher sales and persistency in Mexico, resulted in an increase in adjusted premiums, fees and other revenues in our Latin America segment. In our MetLife Holdings segment, we anticipate an average decline in adjusted premiums, fees and other revenues of approximately 5% to 7% per year from expected business run-off.
Three Months Ended September 30, 2021 Compared with the Three Months Ended September 30, 2020
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the increase in adjusted earnings were higher investment yields due to strong returns in our private equity portfolio, higher net investment income due to a larger asset base, higher fee income and a favorable change from our annual actuarial assumption reviews, partially offset by unfavorable underwriting, which reflected impacts from the COVID-19 Pandemic. The disposition of MetLife P&C decreased adjusted earnings by $18 million. All amounts discussed below are net of the results of this business.
Foreign Currency. Changes in foreign currency exchange rates did not have a material impact on adjusted earnings for the third quarter of 2021 compared to the prior period. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. We benefited from positive net flows in the majority of our businesses, which increased our invested asset base. Growth in the investment portfolios of our U.S. and Asia segments resulted in higher net investment income. However, consistent with the growth in average invested assets, interest credited expenses on certain insurance-related liabilities increased. In addition, higher premiums, net of corresponding changes in policyholder benefits improved adjusted earnings, primarily from growth in our EMEA and Latin America segments, partially offset by a decline in our MetLife Holdings segment. Higher fee income in our EMEA, Latin America and Asia segments was partially offset by a decrease in our MetLife Holdings segment. Also, an increase in expenses due to business growth, net of DAC capitalization, was more than offset by the 2021 abatement of the annual health insurer fee under the Patient Protection and Affordable Care Act (“PPACA”). The combined impact of the items affecting our business growth, in addition to higher DAC amortization, resulted in a $90 million increase in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Excluding the impact of changes in foreign currency exchange rates on net investment income in our non-U.S. segments and changes in inflation rates on our inflation-indexed investments, investment yields increased. The increase in investment yields was primarily driven by the favorable impact of strong equity market returns on our private equity funds and higher income on real estate investments. These increases were partially offset by lower yields on fixed income securities and mortgage loans, as well as decreased returns on FVO Securities. The net impact of interest rate fluctuations resulted in a decline in our average interest credited rates on deposit-type and long-duration liabilities, which drove a decrease in interest credited expenses. The changes in market factors discussed above resulted in a $744 million increase in adjusted earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Unfavorable underwriting resulted in a $481 million decrease in adjusted earnings and reflected impacts from the COVID-19 Pandemic. This was primarily driven by unfavorable mortality experience in our U.S., Latin America and MetLife Holdings segments coupled with unfavorable claims experience in our MetLife Holdings, U.S. and Asia segments. The favorable change from our annual actuarial assumption reviews resulted in a net increase of $63 million in adjusted earnings. Changes in operational, biometric and economic assumptions were less unfavorable in the current period when compared to the prior period. Refinements to certain insurance and other liabilities in both periods resulted in a $48 million increase in adjusted earnings. Dividend scale reductions, as well as run-off in Metropolitan Life Insurance Company’s (“MLIC”) closed block, contributed to lower dividend expenses of $9 million and lower associated DAC amortization of $84 million, which increased adjusted earnings.

Expenses. Adjusted earnings decreased $15 million compared to the prior period, primarily due to lower interest expenses on tax positions due to an audit settlement in the prior period, as well as higher corporate-related expenses in the current period, partially offset by higher legal expenses in the prior period.
Taxes. For the three months ended September 30, 2021, our effective tax rate on adjusted earnings was equal to the U.S. statutory rate of 21% as benefits from tax credits and non-taxable investment income were offset by tax charges from foreign earnings taxed at different rates than the U.S. statutory rate. For the three months ended September 30, 2020, our effective tax rate on adjusted earnings was 20%, which differed from the U.S. statutory rate of 21% primarily due to tax benefits from non-taxable investment income and tax credits, partially offset by tax charges from foreign earnings taxed at different rates than the U.S. statutory rate.
Nine Months Ended September 30, 2021 Compared with the Nine Months Ended September 30, 2020
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the increase in adjusted earnings were higher investment yields due to strong returns in our private equity portfolio, an increase in net investment income due to a larger asset base, lower interest credited expenses, the release of a legal reserve in the current period and a favorable change from our annual actuarial assumption reviews, partially offset by unfavorable underwriting, which reflected impacts from the COVID-19 Pandemic, and the disposition of MetLife P&C. The disposition of MetLife P&C decreased adjusted earnings by $210 million. All amounts discussed below are net of the results of this business.
Foreign Currency. Changes in foreign currency exchange rates had a $65 million positive impact on adjusted earnings for the first nine months of 2021 compared to the prior period. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. We benefited from positive net flows in the majority of our businesses, which increased our invested asset base. Growth in the investment portfolios of our U.S. and Asia segments resulted in higher net investment income. However, consistent with the growth in average invested assets, interest credited expenses on certain insurance-related liabilities increased. In addition, higher premiums, net of corresponding changes in policyholder benefits improved adjusted earnings, primarily from growth in our EMEA, Asia and Latin America segments, partially offset by a decline in our MetLife Holdings segment. Lower fee income in our MetLife Holdings and EMEA segments was partially offset by increases in our Asia and Latin America segments. Also, an increase in expenses due to business growth was more than offset by the related increase in DAC capitalization and the 2021 abatement of the annual health insurer fee under the PPACA. The combined impact of the items affecting our business growth resulted in a $211 million increase in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Excluding the impact of changes in foreign currency exchange rates on net investment income in our non-U.S. segments and changes in inflation rates on our inflation-indexed investments, investment yields increased. The increase in investment yields was primarily driven by the favorable impact of strong equity market returns on our private equity funds and higher income on real estate investments. These increases were partially offset by lower yields on fixed income securities and mortgage loans, as well as decreased returns on FVO Securities. The net impact of interest rate fluctuations resulted in a decline in our average interest credited rates on deposit-type and long-duration liabilities, which drove a decrease in interest credited expenses. The changes in market factors discussed above resulted in a $2.8 billion increase in adjusted earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Unfavorable underwriting resulted in an $850 million decrease in adjusted earnings and reflected impacts from the COVID-19 Pandemic. This was primarily driven by unfavorable mortality in our U.S. and Latin America segments, coupled with unfavorable claims experience in our EMEA and U.S. segments. The favorable change from our annual actuarial assumption reviews resulted in a net increase of $63 million in adjusted earnings. Changes in operational, biometric and economic assumptions were less unfavorable in the current period when compared to the prior period. Refinements to certain insurance and other liabilities in both periods resulted in a $43 million increase in adjusted earnings. Dividend scale reductions, as well as run-off in MLIC’s closed block, contributed to lower dividend expenses of $82 million and lower associated DAC amortization of $84 million, which increased adjusted earnings.
Expenses. Adjusted earnings increased $106 million compared to the prior period, primarily due to the release of a legal reserve in the current period and lower legal expenses.

Taxes. For the nine months ended September 30, 2021, our effective tax rate on adjusted earnings was equal to the U.S. statutory rate of 21% as tax benefits from tax credits, non-taxable investment income and the corporate tax deduction for stock compensation were offset by tax charges from foreign earnings taxed at different rates than the U.S. statutory rate. For the nine months ended September 30, 2020, our effective tax rate on adjusted earnings was 19%, which differed from the U.S. statutory rate of 21% primarily due to tax benefits from non-taxable investment income, tax credits and the finalization of bankruptcy proceedings for a leveraged lease investment, partially offset by tax charges from foreign earnings taxed at different rates than the U.S. statutory rate.

Segment Results and Corporate & Other
U.S.
Business Overview. Adjusted premiums, fees and other revenues for the three months ended September 30, 2021 decreased $425 million, or 6%, compared to the prior period. This was primarily due to a decrease of $908 million attributable to the disposition of MetLife P&C, as well as lower premiums in our RIS business, partially offset by growth in our Group Benefits business. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for further information regarding the MetLife P&C disposition. The increase in our Group Benefits business was primarily due to the current period impact of the Versant Health acquisition. In addition, growth in other core products was driven by increases in the group life and group disability businesses. Growth from our group life business included increased premiums from our participating contracts, which can fluctuate with claims experience. Growth in voluntary products was due to the impact of new sales and growth in membership in our accident & health and legal plans businesses. These increases were partially offset by lower dental premiums, driven by the impact of the release of an unearned premium reserve in the prior period. The decrease in premiums in RIS was mainly driven by the impact of prior period sales in the pension risk transfer business, partially offset by increases in our post-retirement, U.K. longevity reinsurance and structured settlement businesses. Changes in RIS premiums are mostly offset by a corresponding change in policyholder benefits.
Growth in RIS’s stable value and capital market investments businesses drove increases in policyholder account and separate account balances, resulting in higher fees and interest margins.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Adjusted revenues
Premiums	$5,746	$6,333	$16,919	$17,191
Universal life and investment-type product policy fees	279	263	858	806
Net investment income	2,098	1,827	6,106	5,018
Other revenues	383	237	1,159	717
Total adjusted revenues	8,506	8,660	25,042	23,732
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	6,118	6,108	17,999	16,581
Interest credited to policyholder account balances	362	381	1,080	1,251
Capitalization of DAC	(17)	(119)	(48)	(353)
Amortization of DAC and VOBA	26	123	50	357
Interest expense on debt	1	2	4	6
Other expenses	886	1,026	2,695	3,104
Total adjusted expenses	7,376	7,521	21,780	20,946
Provision for income tax expense (benefit)	235	239	681	583
Adjusted earnings	$895	$900	$2,581	$2,203

Adjusted premiums, fees and other revenues	$6,408	$6,833	$18,936	$18,714
Three Months Ended September 30, 2021 Compared with the Three Months Ended September 30, 2020
Unless otherwise stated, all amounts discussed below are net of income tax.
The disposition of MetLife P&C decreased adjusted earnings by $18 million. All amounts discussed below are net of the results of this business.

Business Growth. The impact of positive flows from pension risk transfer transactions and funding agreement issuances resulted in higher average invested assets, improving net investment income. However, consistent with the growth in average invested assets, interest credited expenses on long-duration and deposit-type liabilities increased. Higher volume-related, premium tax and direct expenses, driven by business growth, were partially offset by the 2021 abatement of the annual health insurer fee under the PPACA. This net increase in expenses was more than offset by a corresponding increase in adjusted premiums, fees and other revenues. The combined impact of the items affecting our business growth increased adjusted earnings by $42 million.
Market Factors. Market factors, including interest rate levels, variability in equity market returns and foreign currency fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields increased primarily driven by the favorable impact of equity market returns on our private equity funds and higher income from real estate investments, partially offset by lower yields on fixed income securities and mortgage loans. The net impact of interest rate fluctuations resulted in a decline in our average interest credited rates on deposit-type and long-duration liabilities, which drove a decrease in interest credited expenses. The changes in market factors discussed above resulted in a $250 million increase in adjusted earnings.
Underwriting and Other Insurance Adjustments. Unfavorable mortality in our Group Benefits business resulted in a decrease in adjusted earnings of $312 million. This was primarily driven by increases in both incidence and severity in both COVID-19 and core claims in the current period. Favorable mortality in our RIS business, including the impact of the COVID-19 Pandemic, resulted in an increase in adjusted earnings of $38 million, driven by our structured settlement, pension risk transfer and institutional income annuity businesses. Unfavorable claims experience, partially offset by the impact of growth in our Group Benefits business, resulted in a $44 million decrease in adjusted earnings. This decrease was primarily driven by: (i) unfavorable dental results due to the impact of the release of an unearned premium reserve and reduced utilization, both in the prior period; and (ii) unfavorable claims experience in our group disability business. This unfavorable claims experience was partially offset by: (i) the impact of the acquisition of Versant Health on our vision business; (ii) the impact of business growth in our accident & health business; and (iii) favorable claims experience in our individual disability business. Refinements to certain insurance and other liabilities in both periods resulted in a $34 million increase in adjusted earnings.
Nine Months Ended September 30, 2021 Compared with the Nine Months Ended September 30, 2020
Unless otherwise stated, all amounts discussed below are net of income tax.
The disposition of MetLife P&C decreased adjusted earnings by $210 million. All amounts discussed below are net of the results of this business.
Business Growth. The impact of positive flows from pension risk transfer transactions and funding agreement issuances resulted in higher average invested assets, improving net investment income. However, consistent with the growth in average invested assets, interest credited expenses on long-duration and deposit-type liabilities increased. Higher volume-related, premium tax and direct expenses, driven by business growth, were partially offset by the 2021 abatement of the annual health insurer fee under the PPACA. This net increase in expenses was more than offset by a corresponding increase in adjusted premiums, fees and other revenues. The combined impact of the items affecting our business growth increased adjusted earnings by $115 million.
Market Factors. Market factors, including interest rate levels, variability in equity market returns and foreign currency fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields increased primarily driven by the favorable impact of equity market returns on our private equity funds and higher income on real estate investments, partially offset by lower yields on fixed income securities and mortgage loans. The net impact of interest rate fluctuations resulted in a decline in our average interest credited rates on deposit-type and long-duration liabilities, which drove a decrease in interest credited expenses. The changes in market factors discussed above resulted in a $1.0 billion increase in adjusted earnings.

Underwriting and Other Insurance Adjustments. Unfavorable mortality in our Group Benefits business resulted in a decrease in adjusted earnings of $587 million. This was primarily driven by: (i) increases in both incidence and severity in both COVID-19 and core claims across our life businesses; and (ii) unfavorable results in our accidental death & dismemberment business due to lower incidence in the prior period as a result of the COVID-19 Pandemic. Favorable mortality in our RIS business, including the impact of the COVID-19 Pandemic, resulted in an increase in adjusted earnings of $73 million, driven by our pension risk transfer, specialized benefit resource and structured settlement businesses, partially offset by unfavorable results in our institutional income annuity business. Unfavorable claims experience, partially offset by the impact of growth in our Group Benefits business, resulted in a $43 million decrease in adjusted earnings, primarily due to: (i) unfavorable claims experience in our group disability business; and (ii) unfavorable dental results, as a result of the COVID-19 Pandemic, which limited availability of services and reduced utilization in the prior period, partially offset by: (i) the impact of the acquisition of Versant Health on our vision business; (ii) favorable claims experience in the individual disability business; and (iii) the impact of business growth in our accident & health business. Refinements to certain insurance and other liabilities in both periods resulted in a $4 million increase in adjusted earnings.

Asia
Business Overview. Adjusted premiums, fees and other revenues for the three months ended September 30, 2021 decreased $177 million, or 8%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, decreased $137 million, or 6% compared to the prior period, mainly due to the impact of our annual actuarial assumption review in both periods. In addition, higher fees from foreign currency-denominated life products and business growth in other markets were largely offset by a decrease in premiums from yen-denominated life products.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Adjusted revenues
Premiums	$1,594	$1,654	$4,861	$4,874
Universal life and investment-type product policy fees	477	595	1,371	1,445
Net investment income	1,354	1,088	3,776	2,792
Other revenues	17	16	54	44
Total adjusted revenues	3,442	3,353	10,062	9,155
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	1,220	1,291	3,750	3,867
Interest credited to policyholder account balances	513	470	1,498	1,362
Capitalization of DAC	(373)	(431)	(1,203)	(1,203)
Amortization of DAC and VOBA	470	506	1,080	1,105
Amortization of negative VOBA	(5)	(14)	(20)	(30)
Other expenses	811	869	2,542	2,540
Total adjusted expenses	2,636	2,691	7,647	7,641
Provision for income tax expense (benefit)	237	197	703	443
Adjusted earnings	$569	$465	$1,712	$1,071

Adjusted earnings on a constant currency basis	$569	$466	$1,712	$1,104

Adjusted premiums, fees and other revenues	$2,088	$2,265	$6,286	$6,363
Adjusted premiums, fees and other revenues on a constant currency basis	$2,088	$2,225	$6,286	$6,426
Three Months Ended September 30, 2021 Compared with the Three Months Ended September 30, 2020
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates did not have a material impact on adjusted earnings for the third quarter of 2021 compared to the prior period. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Asia’s adjusted premiums, fees and other revenues decreased compared to the prior period as discussed above; however, this was more than offset by a decline in policyholder benefits, lower commissions and variable expenses, net of DAC capitalization, which resulted in an increase to adjusted earnings. Positive net flows in Japan and Korea resulted in higher average invested assets, which improved net investment income. The increase in net investment income was partially offset by a corresponding increase in interest credited expenses on certain insurance liabilities. The combined impact of the items affecting our business growth improved adjusted earnings by $23 million.

Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results. Investment yields increased driven by the favorable impact of equity market returns on our private equity funds and higher income on real estate investments, partially offset by lower yields on fixed income securities supporting products sold in Japan denominated in U.S. and Australian dollars. In addition, a decrease in interest credited expense improved adjusted earnings. The changes in market factors discussed above increased adjusted earnings by $157 million.
Underwriting and Actuarial Assumption Review. Higher claims, primarily in Japan and Korea decreased adjusted earnings by $28 million. The unfavorable change from our annual actuarial assumption reviews resulted in a net decrease of $51 million in adjusted earnings.
Nine Months Ended September 30, 2021 Compared with the Nine Months Ended September 30, 2020
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates increased adjusted earnings by $33 million for the first nine months of 2021 compared to the prior period, primarily due to the strengthening of the Australian dollar and Korean won against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Asia’s adjusted premiums, fees and other revenues decreased as compared to the prior period; however, this was more than offset by a decline in policyholder benefits, which improved adjusted earnings. Positive net flows in Japan and Korea resulted in higher average invested assets, which improved net investment income. The increase in net investment income was offset by a corresponding increase in interest credited expenses on certain insurance liabilities. The combined impact of the items affecting our business growth improved adjusted earnings by $56 million.
Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields increased driven by the favorable impact of equity market returns on our private equity funds and higher income on real estate investments, partially offset by lower yields on fixed income securities supporting products sold in Japan denominated in U.S. and Australian dollars. In addition, a decrease in interest credited expense improved adjusted earnings. The changes in market factors discussed above increased adjusted earnings by $587 million.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Higher lapses in Japan and claims in Korea, partially offset by lower claims in Japan, resulted in a slight decrease in adjusted earnings. The unfavorable change from our annual actuarial assumption reviews resulted in a net decrease of $51 million in adjusted earnings. Refinements to certain insurance liabilities and other liabilities in both periods resulted in a $10 million increase in adjusted earnings.
Expenses. Adjusted earnings increased by $12 million, primarily driven by lower operating expenses in Japan and lower corporate overhead.

Latin America
Business Overview. Adjusted premiums, fees and other revenues for the three months ended September 30, 2021 increased $227 million, or 30%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $181 million, or 22%, compared to the prior period, mainly driven by an improvement in the annuity market in Chile and strong sales and persistency across the region.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Adjusted revenues
Premiums	$705	$529	$1,936	$1,658
Universal life and investment-type product policy fees	274	225	831	733
Net investment income	306	221	913	699
Other revenues	9	7	30	28
Total adjusted revenues	1,294	982	3,710	3,118
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	885	575	2,370	1,634
Interest credited to policyholder account balances	63	52	182	178
Capitalization of DAC	(109)	(84)	(304)	(258)
Amortization of DAC and VOBA	62	62	205	206
Interest expense on debt	2	1	4	3
Other expenses	363	313	1,041	965
Total adjusted expenses	1,266	919	3,498	2,728
Provision for income tax expense (benefit)	(1)	24	46	124
Adjusted earnings	$29	$39	$166	$266

Adjusted earnings on a constant currency basis	$29	$41	$166	$291

Adjusted premiums, fees and other revenues	$988	$761	$2,797	$2,419
Adjusted premiums, fees and other revenues on a constant currency basis	$988	$807	$2,797	$2,571
Three Months Ended September 30, 2021 Compared with the Three Months Ended September 30, 2020
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates resulted in a slight increase in adjusted earnings for the third quarter of 2021 compared to the prior period. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Latin America experienced growth across several lines of business, primarily within Chile and Mexico. While this growth resulted in increased premiums and policy fee income, it was largely offset by related changes in policyholder benefits. A decrease in average invested assets, primarily in Argentina, resulted in lower net investment income. Although business growth drove an increase in commissions and other variable expenses, this was largely offset by a corresponding increase in DAC capitalization. The combined impact of the items affecting business growth increased adjusted earnings by $31 million.
Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields increased driven by higher returns on private equity funds and higher prepayment income. The changes in market factors discussed above increased adjusted earnings by $22 million.

Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Unfavorable underwriting drove a $86 million decrease in adjusted earnings which includes impacts from COVID-19-related claims, primarily in Mexico and Brazil. The favorable change from our annual actuarial assumption reviews resulted in a net increase of $7 million in adjusted earnings. Refinements to certain insurance liabilities and other liabilities in both periods resulted in an $11 million increase in adjusted earnings.
Expenses and Taxes. Our focus on investing in growth drove increases in technology and employee-related expenses, partially offset by the impact of continued expense discipline, resulting in a net decrease in adjusted earnings of $7 million. Tax-related adjustments in both periods resulted in a $12 million increase in adjusted earnings, primarily driven by a recurring tax item related to inflation in both Mexico and Chile, as well as a current period tax adjustment in Brazil.
Nine Months Ended September 30, 2021 Compared with the Nine Months Ended September 30, 2020
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates increased adjusted earnings by $25 million for the first nine months of 2021 compared to the prior period, mainly due to the strengthening of foreign currencies against the U.S. dollar, primarily the Mexican and Chilean pesos. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Despite a decrease in annuity premiums in Chile driven by the COVID-19 Pandemic, Latin America experienced premium and fee growth in Mexico. The net increase in premiums and fees was largely offset by related changes in policyholder benefits. An increase in average invested assets, primarily in Chile, generated higher net investment income. In addition, DAC amortization and interest credited expenses on certain insurance liabilities decreased. Although business growth in Mexico drove an increase in commissions and other variable expenses, this was mostly offset by higher DAC capitalization. The combined impact of the items affecting business growth increased adjusted earnings by $57 million.
Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields increased driven by higher returns on private equity funds and higher prepayment income, partially offset by lower yields on fixed income securities and the unfavorable impact of rising rates on FVO Securities within our Chilean encaje. In addition, interest credited expense decreased. The changes in market factors discussed above increased adjusted earnings by $40 million.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Unfavorable underwriting drove a $264 million decrease in adjusted earnings which includes impacts from COVID-19-related life claims, primarily in Mexico. The favorable change from our annual actuarial assumption reviews resulted in a net increase of $7 million in adjusted earnings. Refinements to certain insurance liabilities and other liabilities in both periods resulted in a $15 million increase in adjusted earnings.
Expenses and Taxes. A prior period information technology charge and expense discipline across the region, partially offset by investments in technology in the current period, drove an increase in adjusted earnings of $8 million. Tax-related adjustments in both periods resulted in a $12 million increase in adjusted earnings, primarily driven by a recurring tax item related to inflation in both Mexico and Chile.

EMEA
Business Overview. Adjusted premiums, fees and other revenues for the three months ended September 30, 2021 decreased $10 million, or 1%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, decreased $12 million, or 2%, compared to the prior period primarily due to the disposition of MetLife Russia and the pending disposition of MetLife Poland and Greece, partially offset by growth in our (i) corporate solutions business in the U.K., (ii) accident & health and ordinary life businesses across the region, and (iii) pension business in Romania, as well as a favorable refinement to an unearned revenue reserve in Czech Republic and Slovakia.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Adjusted revenues
Premiums	$532	$551	$1,751	$1,676
Universal life and investment-type product policy fees	128	116	302	324
Net investment income	46	67	171	199
Other revenues	10	13	39	37
Total adjusted revenues	716	747	2,263	2,236
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	268	304	944	877
Interest credited to policyholder account balances	17	29	66	83
Capitalization of DAC	(110)	(122)	(359)	(367)
Amortization of DAC and VOBA	118	125	274	340
Amortization of negative VOBA	(1)	(1)	(5)	(5)
Other expenses	308	340	1,006	1,000
Total adjusted expenses	600	675	1,926	1,928
Provision for income tax expense (benefit)	22	20	78	62
Adjusted earnings	$94	$52	$259	$246

Adjusted earnings on a constant currency basis	$94	$52	$259	$254

Adjusted premiums, fees and other revenues	$670	$680	$2,092	$2,037
Adjusted premiums, fees and other revenues on a constant currency basis	$670	$682	$2,092	$2,087
Three Months Ended September 30, 2021 Compared with the Three Months Ended September 30, 2020
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates did not have a material impact on adjusted earnings for the third quarter of 2021 as compared to the prior period. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Growth in our (i) corporate solutions business in the U.K., (ii) pension business in Romania, (iii) ordinary life and accident & health businesses in Europe, and (iv) credit life business in Turkey resulted in a $14 million increase in adjusted earnings.
Market Factors. Market factors, including interest rate levels and variability in equity market returns favorably impacted results and increased adjusted earnings by $6 million.

Underwriting and Actuarial Assumption Review. Adjusted earnings increased $3 million as a result of favorable underwriting experience in our corporate solutions business across the region, partially offset by unfavorable underwriting experience in our (i) accident & health business in Europe and the Gulf, (ii) ordinary life business in Portugal, the Gulf and Hungary, and (iii) variable life business in Czech Republic. The favorable change from our annual actuarial assumption reviews resulted in a net increase of $25 million in adjusted earnings.
Expenses. Lower expenses resulted in a slight increase in adjusted earnings.
Other. In addition to the items discussed above, adjusted earnings decreased by $8 million due to the pending disposition of MetLife Poland and Greece and the disposition of MetLife Russia.
Nine Months Ended September 30, 2021 Compared with the Nine Months Ended September 30, 2020
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates increased adjusted earnings by $8 million for the first nine months of 2021 as compared to the prior period, primarily driven by the weakening of the U.S. dollar against the euro, the British pound, Czech koruna and the Polish zloty, partially offset by the strengthening of the U.S. dollar against the Turkish lira. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Growth in our (i) corporate solutions business in the U.K., (ii) pension business in Romania, and (iii) ordinary life and accident & health businesses in Europe resulted in a $32 million increase in adjusted earnings.
Market Factors. Market factors, including interest rate levels and variability in equity market returns favorably impacted results and increased adjusted earnings by $14 million. This was primarily due to a decrease in DAC amortization in our variable life business.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Adjusted earnings decreased $50 million as a result of unfavorable underwriting experience, primarily due to the impact of the COVID-19 Pandemic, which resulted in lower utilization in the prior period and higher claims in the current period. Unfavorable underwriting experience in our (i) corporate solutions business across the region, (ii) variable life business in the Gulf, Lebanon and Czech Republic, and (iii) accident & health business in Europe and the Gulf was partially offset by favorable underwriting experience in our ordinary life business in France. The favorable change from our annual actuarial assumption reviews resulted in a net increase of $25 million in adjusted earnings. Refinements to certain insurance-related assets and liabilities in both periods resulted in a $14 million increase in adjusted earnings.
Expenses and Taxes. Higher expenses resulted in a $3 million decrease in adjusted earnings. Taxes decreased adjusted earnings by $13 million, primarily due to changes in business mix among tax jurisdictions, as well as a revision to a tax asset in Greece.
Other. In addition to the items discussed above, adjusted earnings decreased by $14 million due to the pending disposition of MetLife Poland and Greece and the disposition of MetLife Russia.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Adjusted revenues
Premiums	$805	$876	$2,471	$2,669
Universal life and investment-type product policy fees	279	269	826	812
Net investment income	1,771	1,427	4,960	3,723
Other revenues	57	61	188	166
Total adjusted revenues	2,912	2,633	8,445	7,370
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	1,611	1,697	4,683	5,063
Interest credited to policyholder account balances	212	217	632	654
Capitalization of DAC	(8)	(5)	(25)	(15)
Amortization of DAC and VOBA	80	177	190	288
Interest expense on debt	1	2	4	5
Other expenses	255	231	752	698
Total adjusted expenses	2,151	2,319	6,236	6,693
Provision for income tax expense (benefit)	155	61	449	127
Adjusted earnings	$606	$253	$1,760	$550

Adjusted premiums, fees and other revenues	$1,141	$1,206	$3,485	$3,647
Three Months Ended September 30, 2021 Compared with the Three Months Ended September 30, 2020
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. Negative net flows in our annuity business resulted in lower asset-based fee income. In addition, premiums declined due to business run-off and the impact of dividend scale reductions in both periods. These reductions to adjusted earnings were partially offset by a slight increase to net investment income as a result of higher average invested assets. The combined impact of the items affecting our business growth resulted in a $16 million decrease in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields increased driven by the favorable impact of equity market returns on our private equity funds and higher prepayment income, partially offset by lower yields on fixed income securities. In our deferred annuity business, higher equity market returns drove higher asset-based fee income, which increased adjusted earnings. The changes in market factors discussed above, partially offset by higher DAC amortization, resulted in a $266 million increase in adjusted earnings.

Underwriting, Actuarial Assumption Review, and Other Insurance Adjustments. Adjusted earnings decreased by $62 million, driven by unfavorable underwriting in our long-term care and life business. Underwriting results are inclusive of the impact of the COVID-19 Pandemic, where the current period was more negatively impacted. The favorable change from our annual actuarial assumption reviews resulted in a net increase of $82 million in adjusted earnings. Dividend scale reductions, as well as run-off in MLIC’s closed block, contributed to lower dividend expenses of $9 million and lower associated DAC amortization of $84 million, which increased adjusted earnings.
Expenses. Adjusted earnings decreased by $13 million mainly due to higher corporate-related expenses.
Nine Months Ended September 30, 2021 Compared with the Nine Months Ended September 30, 2020
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. Negative net flows in our annuity business resulted in lower asset-based fee income. In addition, premiums declined due to business run-off and the impact of dividend scale reductions in both periods. Average invested assets were essentially unchanged with no impact to net investment income. The combined impact of the items affecting our business growth, including higher DAC amortization, resulted in a $51 million decrease in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields increased driven by the favorable impact of equity market returns on our private equity funds and higher prepayment income, partially offset by lower yields on fixed income securities. In our deferred annuity business, higher equity market returns drove higher asset-based fee income, which increased adjusted earnings. The changes in market factors discussed above, partially offset by higher DAC amortization, resulted in a $1.0 billion increase in adjusted earnings.
Underwriting, Actuarial Assumption Review, and Other Insurance Adjustments. Favorable underwriting, mainly in our long-term care business, resulted in a $15 million increase in adjusted earnings, which reflects the impact of the COVID-19 Pandemic. The favorable change from our annual actuarial assumption reviews resulted in a net increase of $82 million in adjusted earnings. Dividend scale reductions, as well as run-off in MLIC’s closed block, contributed to lower dividend expenses of $82 million and lower associated DAC amortization of $84 million, which increased adjusted earnings.
Expenses. Adjusted earnings decreased by $32 million mainly due to higher corporate-related expenses.

Corporate & Other

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Adjusted revenues
Premiums	$16	$(8)	$54	$17
Universal life and investment-type product policy fees	—	1	1	2
Net investment income	93	58	153	22
Other revenues	108	82	303	238
Total adjusted revenues	217	133	511	279
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	9	(6)	36	23
Capitalization of DAC	(3)	(3)	(9)	(8)
Amortization of DAC and VOBA	2	2	7	6
Interest expense on debt	236	224	683	669
Other expenses	137	120	278	390
Total adjusted expenses	381	337	995	1,080
Provision for income tax expense (benefit)	(96)	(132)	(288)	(418)
Adjusted earnings	(68)	(72)	(196)	(383)
Less: Preferred stock dividends	63	59	166	168
Adjusted earnings available to common shareholders	$(131)	$(131)	$(362)	$(551)

Adjusted premiums, fees and other revenues	$124	$75	$358	$257
The table below presents adjusted earnings available to common shareholders by source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Business activities	$41	$30	$98	$60
Net investment income	95	59	159	26
Interest expense on debt	(247)	(238)	(716)	(705)
Corporate initiatives and projects	(25)	(27)	(74)	(83)
Other	(28)	(28)	49	(99)
Provision for income tax (expense) benefit and other tax-related items	96	132	288	418
Preferred stock dividends	(63)	(59)	(166)	(168)
Adjusted earnings available to common shareholders	$(131)	$(131)	$(362)	$(551)
Three Months Ended September 30, 2021 Compared with the Three Months Ended September 30, 2020
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Activities. Adjusted earnings from business activities increased $9 million. This was primarily related to improved results from certain of our businesses.

Net Investment Income. Net investment income increased $28 million, primarily due to increased returns on our equity market sensitive investments, including private equity funds, and higher income on real estate investments. These increases were partially offset by lower yields on our fixed income securities and decreased returns on FVO Securities.
Interest Expense on Debt. Interest expense on debt increased $7 million, primarily due to excess premium associated with redeemed debt in the current period.
Provision for Income Tax (Expense) Benefit and Other Tax-Related Items. An unfavorable change in Corporate & Other’s effective tax rate was primarily due to lower utilization of tax preferenced items, which include foreign earnings taxed at different rates than the U.S. statutory rate, non-taxable investment income, and tax credits.
Nine Months Ended September 30, 2021 Compared with the Nine Months Ended September 30, 2020
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Activities. Adjusted earnings from business activities increased $30 million. This was primarily related to improved results from certain of our businesses.
Net Investment Income. Net investment income increased $105 million, primarily due to increased returns on our equity market sensitive investments, including private equity funds, as well as increased income on real estate investments. These increases were partially offset by lower yields on our fixed income securities and decreased returns on FVO Securities.
Interest Expense on Debt. Interest expense on debt increased $9 million, primarily due to excess premium associated with redeemed debt in the current period.
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
Other. Adjusted earnings increased $117 million, primarily as a result of the release of a legal reserve in the current period, lower legal expenses and a decrease in certain corporate-related expenses, partially offset by an increase in employee-related expenses and higher interest expense on tax positions due to audit settlements in both periods.

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
Current Environment
As a global insurance company, we continue to be impacted by the changing global financial and economic environment, the fiscal and monetary policy of governments and central banks around the world and other governmental measures. The COVID-19 Pandemic continues to impact the global economy and financial markets and has caused volatility in the global equity, credit and real estate markets. See “— Industry Trends — Financial and Economic Environment.” Uncertainty created by the COVID-19 Pandemic may persist for some time and may continue to impact pricing levels of risk-bearing investments, as well as our business operations, investment portfolio and derivatives.
Governments and central banks around the world responded to the COVID-19 Pandemic with unprecedented fiscal and monetary policies, which have had significant effects and may have ongoing effects on financial markets and the global economy. These policy responses include both fiscal and monetary stimulus measures. Many of these policy responses have concluded, and the Federal Reserve announced reductions in the amount of support provided by asset purchases starting in November 2021 and its officials suggested that they may raise interest rates in 2022.
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

	Selected Country Fixed Maturity Securities AFS at September 30, 2021
Country	Sovereign (1)	Financial Services	Non-Financial Services	Structured Products	Total (2)
	(Dollars in millions)
Mexico	$2,583	$752	$2,127	$34	$5,496
Chile	1,377	849	2,961	2	5,189
Colombia	369	74	195	—	638
Peru	119	48	256	—	423
Turkey	98	2	16	—	116
Argentina	12	—	7	—	19
Total	$4,558	$1,725	$5,562	$36	$11,881
Investment grade %	88.9%	92.0%	89.4%	90.5%	89.6%
__________________
(1)Sovereign includes government and agency.
(2)The par value, amortized cost net of ACL, and estimated fair value, net of purchased credit default swaps, of these selected country fixed maturity securities AFS were $11.4 billion, $10.9 billion and $11.1 billion, respectively, at September 30, 2021. The notional value and estimated fair value of the purchased credit default swaps were $760 million and $3 million, respectively, at September 30, 2021.

Selected Sector: As a result of current economic conditions including the effects on the global economy and financial markets from the COVID-19 Pandemic, certain sectors of our investment portfolio have continued to experience stress. Our fixed maturity securities AFS exposure to stressed sectors is summarized below:

	Selected Sectors at September 30, 2021
Sectors	Book Value (1)	Investment Grade %	% of Total Investments
	(Dollars in millions)
Airports	$3,234	82%	0.6%
Cruise Lines / Leisure	896	94%	0.2
Airlines	465	69%	0.1
Restaurants	421	96%	0.1
Lodging	185	65%	—
Fixed Maturity Securities AFS Exposure to Stressed Sectors (2)	$5,201		1.0%
Total Investments (3)	$514,635
__________________
(1)Fixed maturity securities AFS at amortized cost, net of ACL.
(2)The par value, estimated fair value, and estimated fair value, net of written credit default swaps, of these securities were $5.2 billion, $5.6 billion and $5.7 billion, respectively, at September 30, 2021. The notional value and estimated fair value of the written credit default swaps were $169 million and $3 million, respectively, at September 30, 2021.
(3)Represents total cash, cash equivalents and invested assets.
We maintain a portfolio of Airports sector fixed maturity securities AFS that is diversified across issuers and geographies, with 46%, 23% and 23% of the exposure in Europe, Asia and U.S., respectively. This portfolio is primarily invested in higher quality, highly rated investment grade securities. At September 30, 2021, this securities portfolio was in an unrealized gain position of $249 million.
We manage direct and indirect investment exposure in the selected countries and sectors through fundamental analysis and we continually monitor and adjust our level of investment exposure.
Investment Portfolio Results
The reconciliation of net investment income under GAAP to adjusted net investment income is presented below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Net investment income — GAAP basis	$5,568	$4,729	$16,162	$11,877
Investment hedge adjustments	228	229	660	555
Unit-linked investment income	(114)	(262)	(699)	60
Other	(14)	(8)	(44)	(39)
Adjusted net investment income (1)	$5,668	$4,688	$16,079	$12,453
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

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021		2020		2021		2020
Asset Class	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount
	(Dollars in millions)
Fixed maturity securities (2), (3)	3.71%	$2,761	3.87%	$2,849	3.73%	$8,330	3.89%	$8,473
Mortgage loans (3)	4.12	837	4.27	885	4.18	2,583	4.28	2,631
Real estate and real estate joint ventures	6.00	181	0.39	11	4.28	385	1.30	110
Policy loans	5.09	118	5.15	124	5.14	359	5.18	374
Equity securities	4.85	8	5.56	15	4.69	28	5.03	40
Other limited partnership interests	48.43	1,542	28.28	578	45.04	3,877	4.90	296
Cash and short-term investments	0.70	20	1.28	34	0.76	62	1.44	116
Other invested assets	—	342	—	331	—	906	—	844
Investment income	5.36%	5,809	4.52%	4,827	5.09%	16,530	4.07%	12,884
Investment fees and expenses	(0.12)	(125)	(0.12)	(131)	(0.12)	(399)	(0.12)	(387)
Net investment income including divested businesses (4)	5.24%	5,684	4.40%	4,696	4.97%	16,131	3.95%	12,497
Less: net investment income from divested businesses (4)		16		8		52		44
Adjusted net investment income		$5,668		$4,688		$16,079		$12,453
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
(2)Investment income from fixed maturity securities includes amounts from FVO Securities of $6 million and $92 million for the three months and nine months ended September 30, 2021, respectively, and $36 million and $72 million for the three months and nine months ended September 30, 2020, respectively.
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

Fixed Maturity Securities AFS and Equity Securities
The following table presents fixed maturity securities AFS and equity securities by type (public or private) and information about perpetual and redeemable securities held at:

	September 30, 2021		December 31, 2020
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities AFS:
Publicly-traded	$269,275	79.0%	$284,083	80.1%
Privately-placed	71,763	21.0	70,726	19.9
Total fixed maturity securities AFS	$341,038	100.0%	$354,809	100.0%
Percentage of cash and invested assets	66.3%		67.2%
Equity securities:
Publicly-traded	$781	83.1%	$851	78.9%
Privately-held	160	16.9	228	21.1
Total equity securities	$941	100.0%	$1,079	100.0%
Percentage of cash and invested assets	0.2%		0.2%
Perpetual and redeemable securities:
Perpetual securities included within fixed maturity securities AFS and equity securities	$322		$344
Redeemable preferred stock with a stated maturity included within fixed maturity securities AFS	$479		$912
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

	September 30, 2021
	Fixed Maturity Securities AFS		Equity Securities
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$27,500	8.1%	$594	63.1%
Level 2
Independent pricing sources	282,375	82.8	184	19.6
Internal matrix pricing or discounted cash flow techniques	707	0.2	12	1.3
Significant other observable inputs	283,082	83.0	196	20.9
Level 3
Independent pricing sources	24,065	7.1	5	0.5
Internal matrix pricing or discounted cash flow techniques	5,940	1.7	146	15.5
Independent broker quotations	451	0.1	—	—
Significant unobservable inputs	30,456	8.9	151	16.0
Total estimated fair value	$341,038	100.0%	$941	100.0%
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for the fixed maturity securities AFS and equity securities fair value hierarchy.
The majority of the Level 3 fixed maturity securities AFS and equity securities were concentrated in three sectors at September 30, 2021: foreign corporate securities, U.S. corporate securities and RMBS. During the three months ended September 30, 2021, Level 3 fixed maturity securities AFS increased by $535 million, or 2%. The increase was driven by purchases in excess of sales, partially offset by a decrease in estimated fair value recognized in other comprehensive income (loss) (“OCI”) and by transfers out of Level 3 in excess of transfers into Level 3. During the nine months ended September 30, 2021, Level 3 fixed maturity securities AFS increased by $949 million, or 3%. The increase was driven by purchases in excess of sales, partially offset by a decrease in estimated fair value recognized in OCI and by transfers out of Level 3 in excess of transfers into Level 3.
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

		September 30, 2021				December 31, 2020
NAIC Designation	NRSRO Rating	Amortized Cost net of ACL	Unrealized Gains (Losses) (1)	Estimated Fair Value	% of Total	Amortized Cost net of ACL	Unrealized Gains (Losses) (1)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$217,164	$21,994	$239,158	70.1%	$218,252	$31,761	$250,013	70.5%
2	Baa	76,573	8,258	84,831	24.9	76,342	11,360	87,702	24.7
	Subtotal investment grade	293,737	30,252	323,989	95.0	294,594	43,121	337,715	95.2
3	Ba	12,032	844	12,876	3.8	11,840	972	12,812	3.6
4	B	3,557	27	3,584	1.0	3,688	14	3,702	1.1
5	Caa and lower	596	(31)	565	0.2	536	(33)	503	0.1
6	In or near default	14	10	24	—	72	5	77	—
	Subtotal below investment grade	16,199	850	17,049	5.0	16,136	958	17,094	4.8
	Total fixed maturity securities AFS	$309,936	$31,102	$341,038	100.0%	$310,730	$44,079	$354,809	100.0%
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

The following tables present total fixed maturity securities AFS, based on estimated fair value, by sector and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for non-agency RMBS and CMBS, which are presented using the revised NAIC methodologies:

	Fixed Maturity Securities AFS — by Sector & Credit Quality Rating
NAIC Designation	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(Dollars in millions)
September 30, 2021
U.S. corporate	$46,131	$39,084	$4,612	$1,868	$317	$—	$92,012
Foreign government	53,723	5,846	3,273	517	17	4	63,380
Foreign corporate	23,531	35,774	3,827	574	215	1	63,922
U.S. government and agency	47,562	538	—	—	—	—	48,100
RMBS	28,979	853	222	179	15	19	30,267
ABS	15,165	1,889	262	86	1	—	17,403
Municipals	13,529	493	18	—	—	—	14,040
CMBS	10,538	354	662	360	—	—	11,914
Total fixed maturity securities AFS	$239,158	$84,831	$12,876	$3,584	$565	$24	$341,038
Percentage of total	70.1%	24.9%	3.8%	1.0%	0.2%	—%	100.0%

December 31, 2020
U.S. corporate	$46,847	$39,552	$4,649	$2,018	$326	$24	$93,416
Foreign government	61,322	6,678	3,161	456	77	5	71,699
Foreign corporate	26,812	37,884	3,984	648	74	6	69,408
U.S. government and agency	46,543	557	—	—	—	—	47,100
RMBS	29,347	706	197	153	14	18	30,435
ABS	15,328	1,496	197	96	1	1	17,119
Municipals	13,240	460	22	—	—	—	13,722
CMBS	10,574	369	602	331	11	23	11,910
Total fixed maturity securities AFS	$250,013	$87,702	$12,812	$3,702	$503	$77	$354,809
Percentage of total	70.5%	24.7%	3.6%	1.1%	0.1%	—%	100.0%

U.S. and Foreign Corporate Fixed Maturity Securities AFS
We maintain a diversified portfolio of corporate fixed maturity securities AFS across industries and issuers. This portfolio did not have any exposure to any single issuer in excess of 1% of total investments at September 30, 2021. The top 10 holdings comprised 2% of total investments at both September 30, 2021 and December 31, 2020. The table below presents our U.S. and foreign corporate securities holdings by industry at:

	September 30, 2021		December 31, 2020
Industry	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$45,688	29.3%	$47,472	29.2%
Finance	35,623	22.9	37,645	23.1
Consumer	30,924	19.8	33,384	20.5
Utility	28,889	18.5	29,984	18.4
Communications	12,107	7.8	12,107	7.4
Other	2,703	1.7	2,232	1.4
Total	$155,934	100.0%	$162,824	100.0%
As a result of current economic conditions, including the effects of the COVID-19 Pandemic, we have experienced stress within certain sub-sectors of our industrial and consumer corporate securities portfolios, principally in Airports, Cruise Lines / Leisure, Airlines, Restaurants and Lodging. See “— Current Environment — Selected Country and Sector Investments.”
Structured Products
We held $59.6 billion and $59.5 billion of Structured Products, at estimated fair value, at September 30, 2021 and December 31, 2020, respectively, as presented in the RMBS, ABS and CMBS sections below.
RMBS
Our RMBS portfolio is diversified by security type and risk profile. The following table presents our RMBS portfolio by security type, risk profile and ratings profile at:

	September 30, 2021			December 31, 2020
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses) (1)
	(Dollars in millions)
Security type
Collateralized mortgage obligations	$17,206	56.8%	$1,237	$17,342	57.0%	$1,468
Pass-through mortgage-backed securities	13,061	43.2	314	13,093	43.0	552
Total RMBS	$30,267	100.0%	$1,551	$30,435	100.0%	$2,020
Risk profile
Agency	$19,902	65.8%	$884	$20,408	67.1%	$1,314
Prime	2,730	9.0	24	1,637	5.4	38
Alt-A	3,531	11.7	305	3,809	12.5	306
Sub-prime	4,104	13.5	338	4,581	15.0	362
Total RMBS	$30,267	100.0%	$1,551	$30,435	100.0%	$2,020
Ratings profile
Rated Aaa/AAA	$21,987	72.6%		$22,555	74.1%
Designated NAIC 1	$28,979	95.7%		$29,347	96.4%
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
ABS
Our ABS portfolio is diversified by collateral type and issuer. The following table presents our ABS portfolio by collateral type and ratings profile at:

	September 30, 2021			December 31, 2020
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses) (1)
	(Dollars in millions)
Collateral type
Collateralized obligations (2)	$8,383	48.2%	$18	$8,946	52.2%	$(16)
Consumer loans	1,701	9.8	61	1,535	9.0	46
Student loans	1,098	6.3	15	1,174	6.9	7
Credit card loans	785	4.5	11	1,006	5.9	13
Automobile loans	1,420	8.2	17	976	5.7	20
Foreign residential loans	910	5.2	4	956	5.5	15
Other loans	3,106	17.8	74	2,526	14.8	71
Total	$17,403	100.0%	$200	$17,119	100.0%	$156
Ratings profile
Rated Aaa/AAA	$8,242	47.4%		$9,164	53.5%
Designated NAIC 1	$15,165	87.1%		$15,328	89.5%
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

	September 30, 2021
	Aaa		Aa		A		Baa		Below Investment Grade		Total
Vintage Year	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value
	(Dollars in millions)
2003-2014	$1,249	$1,322	$1,013	$1,059	$576	$588	$183	$175	$151	$133	$3,172	$3,277
2015	456	487	56	59	54	56	7	7	—	—	573	609
2016	270	291	65	70	53	55	—	—	—	—	388	416
2017	774	816	346	367	193	199	—	—	—	—	1,313	1,382
2018	1,823	2,005	301	318	179	191	10	10	—	—	2,313	2,524
2019	958	997	142	145	655	672	—	—	—	—	1,755	1,814
2020	534	543	232	238	216	224	27	27	—	—	1,009	1,032
2021	391	392	223	224	210	214	29	30	—	—	853	860
Total	$6,455	$6,853	$2,378	$2,480	$2,136	$2,199	$256	$249	$151	$133	$11,376	$11,914
Ratings Distribution		57.5%		20.8%		18.5%		2.1%		1.1%		100.0%

	December 31, 2020
	Aaa		Aa		A		Baa		Below Investment Grade		Total
Vintage Year	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value
	(Dollars in millions)
2003 - 2013	$958	$1,011	$898	$917	$373	$355	$105	$96	$114	$98	$2,448	$2,477
2014	451	480	429	449	169	171	10	9	—	—	1,059	1,109
2015	462	492	65	69	38	40	7	6	—	—	572	607
2016	282	310	56	60	54	53	—	—	—	—	392	423
2017	757	807	432	463	150	150	—	—	—	—	1,339	1,420
2018	1,704	1,891	592	647	205	214	9	9	—	—	2,510	2,761
2019	1,048	1,100	138	141	596	610	—	—	—	—	1,782	1,851
2020	734	748	280	293	186	191	29	30	—	—	1,229	1,262
Total	$6,396	$6,839	$2,890	$3,039	$1,771	$1,784	$160	$150	$114	$98	$11,331	$11,910
Ratings Distribution		57.4%		25.5%		15.0%		1.3%		0.8%		100.0%
The tables above reflect NRSRO ratings including Moody’s Investors Service, S&P, Fitch Ratings and Morningstar, Inc. CMBS designated NAIC 1 were 88.5% and 88.8% of total CMBS at September 30, 2021 and December 31, 2020, respectively.
Evaluation of Fixed Maturity Securities AFS for Credit Loss, Rollforward of Allowance for Credit Loss and Credit Loss on Fixed Maturity Securities AFS Recognized in Earnings
See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information about the evaluation of fixed maturity securities AFS for credit loss, rollforward of the ACL, net provision (release) for credit loss, as well as gross gains and gross losses on fixed maturity securities AFS sold at and for the nine months ended September 30, 2021.
Contractholder-Directed Equity Securities and Fair Value Option Securities
The estimated fair value of these investments, which are primarily comprised of Unit-linked investments, was $12.1 billion and $13.3 billion, or 2.3% and 2.5% of cash and invested assets, at September 30, 2021 and December 31, 2020, respectively. See Notes 6 and 8 of the Notes to the Interim Condensed Consolidated Financial Statements for a description of this portfolio, its fair value hierarchy and a rollforward of the fair value measurements for these investments measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.

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
Mortgage Loans
Our mortgage loans held-for-investment are principally collateralized by commercial, agricultural and residential properties. Mortgage loans held-for-investment are carried at amortized cost and the related ACL are summarized as follows at:

	September 30, 2021				December 31, 2020
Portfolio Segment	Amortized Cost	% of Total	ACL	% of Amortized Cost	Amortized Cost	% of Total	ACL	% of Amortized Cost
	(Dollars in millions)
Commercial	$51,336	63.1%	$274	0.5%	$52,434	62.2%	$252	0.5%
Agricultural	18,353	22.5	93	0.5	18,128	21.5	106	0.6
Residential	11,704	14.4	196	1.7	13,782	16.3	232	1.7
Total	$81,393	100.0%	$563	0.7%	$84,344	100.0%	$590	0.7%
The carrying value of all mortgage loans, net of ACL, was 15.7% and 15.9% of cash and invested assets at September 30, 2021 and December 31, 2020, respectively.
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
We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loan held-for-investment portfolios, 84% are collateralized by properties located in the United States, with the remaining 16% collateralized by properties located outside the United States, which includes 4% of properties located in Mexico and 1% of properties located in Chile, at September 30, 2021. The carrying values of our commercial and agricultural mortgage loans held-for-investment located in California, New York and Texas were 17%, 9% and 7%, respectively, of total commercial and agricultural mortgage loans held for investment at September 30, 2021. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loan held for investment portfolio in a similar manner to reduce risk of concentration, with 91% collateralized by properties located in the United States, and the remaining 9% collateralized by properties located outside the United States, principally in Chile, at September 30, 2021. The carrying values of our residential mortgage loans located in California, Florida, and New York were 30%, 9%, and 9%, respectively, of total residential mortgage loans at September 30, 2021.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The tables below present the diversification across geographic regions and property types of commercial mortgage loans held-for-investment at:

	September 30, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Non-U.S.	$9,501	18.5%	$10,581	20.2%
Pacific	10,249	20.0	10,235	19.5
Middle Atlantic	7,877	15.3	8,233	15.7
South Atlantic	7,047	13.7	7,217	13.8
West South Central	3,434	6.7	3,887	7.4
East North Central	2,229	4.3	2,494	4.8
New England	2,623	5.1	2,126	4.0
Mountain	1,996	3.9	1,777	3.4
East South Central	824	1.6	700	1.3
West North Central	649	1.3	609	1.2
Multi-Region and Other	4,907	9.6	4,575	8.7
Total amortized cost	51,336	100.0%	52,434	100.0%
Less: ACL	274		252
Carrying value, net of ACL	$51,062		$52,182
Property Type
Office	$22,573	44.0%	$23,928	45.6%
Retail	8,684	16.9	8,911	17.0
Apartment	8,910	17.4	8,764	16.7
Industrial	5,562	10.8	5,365	10.2
Hotel	3,175	6.2	3,377	6.5
Other	2,432	4.7	2,089	4.0
Total amortized cost	51,336	100.0%	52,434	100.0%
Less: ACL	274		252
Carrying value, net of ACL	$51,062		$52,182
Our commercial mortgage loan portfolio is well positioned with exposures concentrated in high quality underlying properties located in primary markets typically with institutional investors who are better positioned to manage their assets during periods of market volatility. Our portfolio is comprised primarily of lower risk loans with higher debt service coverage ratios (“DSCR”) and lower loan-to-value (“LTV”) ratios. See “— Mortgage Loan Credit Quality - Monitoring Process” for further information and Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for a distribution of our commercial mortgage loans by DSCR and LTV ratios. Excluding loans with a COVID-19 Pandemic-related payment deferral, over 99% of our commercial mortgage loan portfolio was current at September 30, 2021, including all of our hotel and retail commercial mortgage loans. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for further information regarding COVID-19 Pandemic-related mortgage loan concessions.
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
LTV ratios and DSCR are common measures in the assessment of the quality of commercial mortgage loans. LTV ratios are a common measure in the assessment of the quality of agricultural mortgage loans. LTV ratios compare the amount of the loan to the estimated fair value of the underlying collateral. An LTV ratio greater than 100% indicates that the loan amount is greater than the collateral value. An LTV ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the LTV ratio, the higher the risk of experiencing a credit loss. The DSCR compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the DSCR, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average LTV ratio was 57% and 58% at September 30, 2021 and December 31, 2020, respectively and our average DSCR was 2.6x and 2.5x at September 30, 2021 and December 31, 2020, respectively. The DSCR and the values utilized in calculating the ratio are updated routinely. In addition, the LTV ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average LTV ratio was 48% at both September 30, 2021 and December 31, 2020. The values utilized in calculating our agricultural mortgage loan LTV ratio are developed in connection with the ongoing review of our agricultural loan portfolio and are routinely updated.
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
In determining our ACL, management (i) pools mortgage loans that share similar risk characteristics, (ii) considers expected lifetime credit loss over the contractual term of our mortgage loans, as adjusted for expected prepayments and any extensions, and (iii) considers past events and current and forecasted economic conditions. Actual credit loss realized could be different from the amount of the ACL recorded. These evaluations and assessments are revised as conditions change and new information becomes available, which can cause the ACL to increase or decrease over time as such evaluations are revised. Negative credit migration, including an actual or expected increase in the level of problem loans, will result in an increase in the ACL. Positive credit migration, including an actual or expected decrease in the level of problem loans, will result in a decrease in the ACL. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information on how the ACL is established and monitored, and activity in and balances of the ACL, as of and for the nine months ended September 30, 2021 and 2020.
Real Estate and Real Estate Joint Ventures
Real estate and real estate joint ventures is comprised of wholly-owned real estate and joint ventures with interests in single property income-producing real estate and, to a lesser extent, joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the operation of income-producing properties, as well as a runoff portfolio. The carrying value of real estate and real estate joint ventures was $12.2 billion and $11.9 billion, or 2.4% and 2.3% of cash and invested assets, at September 30, 2021 and December 31, 2020, respectively.

Our real estate investments are typically stabilized properties that we intend to hold for the longer-term for portfolio diversification and long-term appreciation. Our real estate investment portfolio has significantly appreciated since acquisition to a $6.3 billion and $6.1 billion unrealized gain position at September 30, 2021 and September 30, 2020, respectively, that is available to absorb valuation declines from the current economic conditions. We continuously monitor expected future cash flows of each of our real estate investments and incorporate them into our periodic impairment analyses. As a result of the COVID-19 Pandemic, we performed impairment analyses during the nine months ended September 30, 2021 and September 30, 2020, which included updated estimates of expected future cash flows. As a result of our impairment analyses, we recorded one impairment during the nine months ended September 30, 2020 for $13 million. This impairment was recorded in net investment income as the investment is in a real estate fund. There were no impairments recognized in net investment gains (losses) on real estate and real estate joint ventures for either the nine months ended September 30, 2021 or 2020.
We diversify our real estate investments by both geographic region and property type to reduce risk of concentration. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for a summary of real estate investments, by income type, as well as income earned.
Other Limited Partnership Interests
Other limited partnership interests are comprised of investments in private funds, including private equity funds and hedge funds. At September 30, 2021 and December 31, 2020, the carrying value of other limited partnership interests was $13.5 billion and $9.5 billion, which included $669 million and $643 million of hedge funds, respectively. Other limited partnership interests were 2.62% and 1.79% of cash and invested assets at September 30, 2021 and December 31, 2020, respectively. Cash distributions on these investments are generated from realized investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds.
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
Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	September 30, 2021		December 31, 2020
Asset Type	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$10,519	56.3%	$11,866	57.6%
Tax credit and renewable energy partnerships	1,583	8.5	1,751	8.5
Direct financing leases	1,216	6.5	1,340	6.5
Annuities funding structured settlement claims	1,254	6.7	1,263	6.1
Leveraged leases	803	4.3	816	4.0
FHLB common stock	791	4.2	814	4.1
Operating joint ventures	828	4.4	733	3.6
Funds withheld	514	2.8	508	2.5
Other	1,175	6.3	1,502	7.2
Total	$18,683	100.0%	$20,593	100.0%
Percentage of cash and invested assets	3.6%		3.9%

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
•Information about the primary underlying risk exposure, gross notional amount, and estimated fair value of our derivatives by type of hedge designation, excluding embedded derivatives held at September 30, 2021 and December 31, 2020.
•The statement of operations effects of derivatives in net investments in foreign operations, cash flow, fair value, or nonqualifying hedge relationships for the three months and nine months ended September 30, 2021 and 2020.
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
Derivatives categorized as Level 3 at September 30, 2021 include: interest rate forwards with maturities which extend beyond the observable portion of the yield curve; interest rate total return swaps with unobservable repurchase rates; interest rate caps with unobservable volatility inputs; foreign currency swaps and forwards with certain unobservable inputs, including the unobservable portion of the yield curve; credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; and equity index options with unobservable correlation inputs. At September 30, 2021, less than 1% of the estimated fair value of our derivatives was priced through independent broker quotations.
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

The gain (loss) on Level 3 derivatives, percentage of gain (loss) attributable to observable and unobservable inputs, and the primary drivers of observable gain (loss) are summarized as follows:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Gain (loss) recognized in net income (loss) (in millions)	($279)	($490)
Approximate percentage of gain (loss) attributable to observable inputs	—%	23%
Primary drivers of observable gain (loss)	N/A	Increases in interest rates on interest rate total return swaps and increases in certain equity index levels on equity derivatives.
Approximate percentage of gain (loss) attributable to unobservable inputs	100%	77%
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
Credit Derivatives
The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	September 30, 2021		December 31, 2020
Credit Default Swaps	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Purchased	$3,042	$(96)	$2,978	$(112)
Written	8,739	175	9,609	196
Total	$11,781	$79	$12,587	$84
The following table presents the gross gains, gross losses and net gains (losses) recognized in net derivative gains (losses) for credit default swaps as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2021			2020			2021			2020
Credit Default Swaps	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)
	(In millions)
Purchased (1)	$5	$(1)	$4	$—	$(8)	$(8)	$21	$(5)	$16	$37	$(33)	$4
Written (1)	2	(4)	(2)	2	(11)	(9)	44	(11)	33	31	(189)	(158)
Total	$7	$(5)	$2	$2	$(19)	$(17)	$65	$(16)	$49	$68	$(222)	$(154)
__________________
(1)Gains (losses) do not include earned income (expense) on credit default swaps.

The favorable change in net gains (losses) on written credit default swaps of $191 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was due to certain credit spreads on certain credit default swaps used as replications narrowing in the current period as compared to widening in the prior period.
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
Third-party custodian administered repurchase programs: We loan certain of our fixed maturity securities AFS to unaffiliated financial institutions and, in exchange, non-cash collateral is put on deposit by the unaffiliated financial institutions on our behalf with third-party custodians. The estimated fair value of securities loaned in connection with these transactions was $59 million and $19 million at September 30, 2021 and December 31, 2020, respectively. Non-cash collateral on deposit with third-party custodians held on our behalf was $64 million and $20 million, at estimated fair value, at September 30, 2021 and December 31, 2020, respectively, which cannot be sold or re-pledged, and which is not reflected in our consolidated financial statements.

Derivatives: We enter into derivatives to manage various risks relating to our ongoing business operations. We receive non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which is not reflected in our consolidated financial statements. The amount of this non-cash collateral was $1.3 billion and $1.7 billion, at estimated fair value, at September 30, 2021 and December 31, 2020, respectively. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” and Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
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
Latin America
Future policy benefit liabilities for this segment are held primarily for immediate annuities, traditional life contracts and total return pass-through provisions included in certain universal life and savings products. There is no interest rate crediting flexibility on the immediate annuity and traditional life liabilities. Other factors impacting these liabilities are actual mortality resulting in higher than expected benefit payments and actual lapses resulting in lower than expected income.
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Group Benefits:

	September 30, 2021
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$5,259	$5,128
Equal to or greater than 2% but less than 4%	$1,583	$1,544
Equal to or greater than 4%	$799	$771
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for RIS:

	September 30, 2021
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$148	$—
Equal to or greater than 2% but less than 4%	$827	$184
Equal to or greater than 4%	$4,585	$4,345
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

The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Asia:

	September 30, 2021
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Annuities:
Greater than 0% but less than 2%	$31,106	$1,750
Equal to or greater than 2% but less than 4%	$989	$422
Equal to or greater than 4%	$1	$1
Life & Other:
Greater than 0% but less than 2%	$12,938	$12,397
Equal to or greater than 2% but less than 4%	$33,448	$21,410
Equal to or greater than 4%	$281	$281
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for the MetLife Holdings segment:

	September 30, 2021
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$1,169	$1,137
Equal to or greater than 2% but less than 4%	$17,499	$15,936
Equal to or greater than 4%	$7,440	$6,828
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
The table below presents the carrying value for guarantees at:

	Future Policy Benefits		Policyholder Account Balances
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
	(In millions)
Asia
GMDB	$4	$6	$—	$—
GMAB	—	—	12	26
GMWB	33	35	110	134
EMEA
GMDB	3	6	—	—
GMAB	—	—	11	31
GMWB	18	31	(66)	(23)
MetLife Holdings
GMDB	553	450	—	—
GMIB	1,039	954	157	323
GMAB	—	—	(1)	—
GMWB	175	179	204	443
Total	$1,825	$1,661	$427	$934
The carrying amounts for guarantees included in policyholder account balances above include nonperformance risk adjustments of $89 million and $137 million at September 30, 2021 and December 31, 2020, respectively. These nonperformance risk adjustments represent the impact of including a credit spread when discounting the underlying risk-neutral cash flows to determine the estimated fair values. The nonperformance risk adjustment does not have an economic impact on us as it cannot be monetized given the nature of these policyholder liabilities. The change in valuation arising from the nonperformance risk adjustment is not hedged.
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
GMDBs
We offer a range of GMDBs to our contractholders. The table below presents GMDBs, by benefit type, at September 30, 2021:

	Total Account Value (1)
	Asia & EMEA	MetLife Holdings
	(In millions)
Return of premium or five to seven year step-up	$7,591	$46,305
Annual step-up	—	3,112
Roll-up and step-up combination	—	5,364
Total	$7,591	$54,781
__________________
(1)Total account value excludes $592 million for contracts with no GMDBs. The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed for GMDBs and for living benefit guarantees are not mutually exclusive.
Based on total account value, less than 18% of our GMDBs included enhanced death benefits such as the annual step-up or roll-up and step-up combination products at September 30, 2021.
Living Benefit Guarantees
The table below presents our living benefit guarantees based on total account values at September 30, 2021:

	Total Account Value (1)
	Asia & EMEA	MetLife Holdings
	(In millions)
GMIB	$—	$20,143
GMWB - non-life contingent (2)	1,003	2,130
GMWB - life-contingent	3,228	8,546
GMAB	1,647	157
Total	$5,878	$30,976
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

The table below presents our GMIB associated total account values, by their guaranteed payout basis, at September 30, 2021:

Total Account Value
(In millions)
7-year setback, 2.5% interest rate	$5,946
7-year setback, 1.5% interest rate	1,193
10-year setback, 1.5% interest rate	4,022
10-year mortality projection, 10-year setback, 1.0% interest rate	7,627
10-year mortality projection, 10-year setback, 0.5% interest rate	1,355
$20,143
The annuitization interest rates on GMIBs have been decreased from 2.5% to 0.5% over time, partially in response to the low interest rate environment, accompanied by an increase in the setback period from seven years to 10 years and the introduction of a 10-year mortality projection.
Additionally, 39% of the $20.1 billion of GMIB total account value has been invested in managed volatility funds as of September 30, 2021. These funds seek to manage volatility by adjusting the fund holdings within certain guidelines based on capital market movements. Such activity reduces the overall risk of the underlying funds while maintaining their growth opportunities. These risk mitigation techniques reduce or eliminate the need for us to manage the funds’ volatility through hedging or reinsurance.
Our GMIB products typically have a waiting period of 10 years to be eligible for annuitization. As of September 30, 2021, only 35% of our contracts with GMIBs were eligible for annuitization. The remaining contracts are not eligible for annuitization for an average of three years.
Once eligible for annuitization, contractholders would be expected to annuitize only if their contracts were in-the-money. We calculate in-the-moneyness with respect to GMIBs consistent with net amount at risk as discussed in Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements, by comparing the contractholders’ income benefits based on total account values and current annuity rates versus the guaranteed income benefits. The net amount at risk was $519 million at September 30, 2021, of which $477 million was related to GMIBs. For those contracts with GMIB, the table below presents details of contracts that are in-the-money and out-of-the-money at September 30, 2021:

	In-the- Moneyness	Total Account Value	% of Total
		(In millions)
In-the-money	30% or greater	$476	2%
	20% to less than 30%	259	1%
	10% to less than 20%	434	2%
	0% to less than 10%	813	4%
		1,982
Out-of-the-money	-10% to 0%	2,527	13%
	-20% to less than -10%	4,312	22%
	Greater than -20%	11,322	56%
		18,161
Total GMIBs		$20,143

Derivatives Hedging Variable Annuity Guarantees
Our risk mitigating hedging strategy uses various over-the-counter and exchange traded derivatives. The table below presents the gross notional amount, estimated fair value and primary underlying risk exposure of the derivatives hedging our variable annuity guarantees:

	Instrument Type	September 30, 2021			December 31, 2020
Primary Underlying Risk Exposure		Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Interest rate	Interest rate swaps	$10,984	$50	$79	$14,188	$85	$21
	Interest rate futures	1,419	3	—	1,442	—	2
	Interest rate options	151	1	—	637	134	—
Foreign currency exchange rate	Foreign currency forwards	1,206	4	9	1,834	27	13
Equity market	Equity futures	3,838	47	10	4,891	12	38
	Equity index options	4,571	402	374	5,360	558	408
	Equity variance swaps	733	17	15	716	15	12
	Equity total return swaps	3,220	15	11	1,533	3	124
	Total	$26,122	$539	$498	$30,601	$834	$618
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

Short-term Liquidity
We maintain a substantial short-term liquidity position, which was $11.3 billion and $9.4 billion at September 30, 2021 and December 31, 2020, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed, including amounts received in connection with securities lending, repurchase agreements, derivatives, and secured borrowings, as well as amounts held in the closed block.
Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets, which was $222.6 billion and $235.1 billion at September 30, 2021 and December 31, 2020, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, repurchase agreements, derivatives, regulatory deposits, the collateral financing arrangement, funding agreements and secured borrowings, as well as amounts held in the closed block.
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

	Nine Months Ended September 30,
	2021	2020
	(In millions)
Sources:
Operating activities, net	$7,256	$6,486
Net change in policyholder account balances	4,041	8,770
Net change in payables for collateral under securities loaned and other transactions	1,279	8,025
Cash received for other transactions with tenors greater than three months	—	150
Long-term debt issued	29	1,124
Financing element on certain derivative instruments and other derivative related transactions, net	305	—
Preferred stock issued, net of issuance costs	—	1,961
Other, net	20	129
Effect of change in foreign currency exchange rates on cash and cash equivalents	—	6
Total sources	12,930	26,651
Uses:
Investing activities, net	8,325	16,407
Cash paid for other transactions with tenors greater than three months	100	175
Long-term debt repaid	540	95
Collateral financing arrangement repaid	39	69
Financing element on certain derivative instruments and other derivative related transactions, net	—	108
Treasury stock acquired in connection with share repurchases	3,127	580
Redemption of preferred stock	494	—
Preferred stock redemption premium	6	—
Dividends on preferred stock	166	168
Dividends on common stock	1,242	1,242
Effect of change in foreign currency exchange rates on cash and cash equivalents	392	—
Total uses	14,431	18,844
Net increase (decrease) in cash and cash equivalents	$(1,501)	$7,807
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
Common Stock
For the nine months ended September 30, 2021 and 2020, MetLife, Inc. issued 4,478,479 and 3,040,195 new shares of its common stock, respectively, for $180 million and $118 million, respectively, to satisfy various stock option exercises and other stock-based awards.
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
Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances
Certain of our U.S. insurance subsidiaries are members of a regional Federal Home Loan Bank (“FHLB”). For the nine months ended September 30, 2021 and 2020, we issued $27.4 billion and $27.8 billion, respectively, and repaid $27.4 billion and $26.9 billion, respectively, of funding agreements with certain regional FHLBs. At both September 30, 2021 and December 31, 2020, total obligations outstanding under these funding agreements were $16.3 billion. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report.
Federal Home Loan Bank Advance Agreements, Reported in Liabilities Held-for-Sale
For the nine months ended September 30, 2021 and 2020, we borrowed $0 and $2.2 billion, respectively, and repaid $700 million and $2.2 billion, respectively, under advance agreements with the FHLB of Boston. At September 30, 2021 and December 31, 2020, total obligations outstanding under these advance agreements were $0 and $700 million, respectively.
Special Purpose Entity Funding Agreements, Reported in Policyholder Account Balances
We issue fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain unconsolidated special purpose entities that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. For the nine months ended September 30, 2021 and 2020, we issued $32.1 billion and $31.7 billion, respectively, and repaid $31.1 billion and $27.5 billion, respectively, under such funding agreements. At September 30, 2021 and December 31, 2020, total obligations outstanding under these funding agreements were $41.0 billion and $39.9 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report.

Federal Agricultural Mortgage Corporation Funding Agreements, Reported in Policyholder Account Balances
We have issued funding agreements to a subsidiary of the Federal Agricultural Mortgage Corporation. The obligations under all such funding agreements are secured by a pledge of certain eligible agricultural mortgage loans. For the nine months ended September 30, 2021 and 2020, we issued $425 million and $250 million, respectively, and repaid $750 million and $425 million, respectively, under such funding agreements. At September 30, 2021 and December 31, 2020, total obligations outstanding under these funding agreements were $2.1 billion and $2.4 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report.
Credit and Committed Facilities
At September 30, 2021, we maintained a $3.0 billion unsecured revolving credit facility and certain committed facilities aggregating $3.3 billion, of which MetLife, Inc. is a party and/or guarantor. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
The unsecured revolving credit facility is used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At September 30, 2021, we had outstanding $461 million in letters of credit and no drawdowns against this facility. Remaining availability was $2.5 billion at September 30, 2021.
The committed facilities are used as collateral for certain of our affiliated reinsurance liabilities. At September 30, 2021, we had outstanding $2.9 billion in letters of credit and no drawdowns against these facilities. Remaining availability was $410 million at September 30, 2021.
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
Outstanding Debt Under Global Funding Sources
The following table summarizes our outstanding debt, excluding long-term debt relating to CSEs, at:

	September 30, 2021	December 31, 2020
	(In millions)
Short-term debt (1)	$346	$393
Long-term debt (2)	$14,010	$14,598
Collateral financing arrangement	$806	$845
Junior subordinated debt securities	$3,155	$3,153
__________________
(1)Includes $246 million and $293 million of debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at September 30, 2021 and December 31, 2020, respectively. Certain subsidiaries have pledged assets to secure this debt.
(2)Includes $516 million and $474 million of debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at September 30, 2021 and December 31, 2020, respectively. Certain investment subsidiaries have pledged assets to secure this debt.
Debt and Facility Covenants
Certain of our debt instruments and committed facilities, as well as our unsecured revolving credit facility, contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all applicable financial covenants at September 30, 2021.
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
Preferred Stock Redemption
See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for information about the redemption of Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C.
Common Stock Repurchases
See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for information relating to authorizations by the Board of Directors to repurchase MetLife, Inc. common stock, amounts of common stock repurchased pursuant to such authorizations for the nine months ended September 30, 2021 and 2020, and the amount remaining under such authorizations at September 30, 2021.
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
Dividends
For the nine months ended September 30, 2021 and 2020, MetLife, Inc. paid dividends on its preferred stock of $166 million and $168 million, respectively. In each of the nine months ended September 30, 2021 and 2020, MetLife, Inc. paid $1.2 billion of dividends on its common stock. See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements and Note 16 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report for information regarding the calculation and timing of these dividend payments.
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
Debt Repayments
For the nine months ended September 30, 2021 and 2020, following regulatory approval, MetLife Reinsurance Company of Charleston, a wholly-owned subsidiary of MetLife, Inc., repurchased and canceled $39 million and $69 million, respectively, in aggregate principal amount of its surplus notes, which were reported in collateral financing arrangement on the consolidated balance sheets.

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
See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements for information about the redemption and cancellation of senior notes.
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
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the MetLife Holdings segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. For the nine months ended September 30, 2021 and 2020, general account surrenders and withdrawals from annuity products were $971 million and $953 million, respectively. In the RIS business within the U.S. segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the RIS business products that provide customers with limited rights to accelerate payments, at September 30, 2021 there were funding agreements totaling $122 million that could be put back to the Company.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At September 30, 2021 and December 31, 2020, we had received pledged cash collateral from counterparties of $6.9 billion and $7.6 billion, respectively. At September 30, 2021 and December 31, 2020, we had pledged cash collateral to counterparties of $183 million and $266 million, respectively. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information about collateral pledged to us, collateral we pledge and derivatives subject to credit contingent provisions.
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
Securities Lending and Repurchase Agreements
We participate in a securities lending program and in short-term repurchase agreements whereby securities are loaned and sold, respectively, to unaffiliated financial institutions. We obtain collateral, usually cash, from such institutions, which must be returned to the institution when the loaned or sold securities are returned to us. Through these arrangements, we were liable for cash collateral under our control of $24.4 billion and $21.8 billion at September 30, 2021 and December 31, 2020, respectively, including a portion that may require the immediate return of cash collateral we hold. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements.

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
Liquid Assets
At September 30, 2021 and December 31, 2020, MetLife, Inc., collectively with other MetLife holding companies, had $5.1 billion and $4.5 billion, respectively, in liquid assets. Of these amounts, $4.4 billion and $3.6 billion were held by MetLife, Inc. and $703 million and $873 million were held by other MetLife holding companies at September 30, 2021 and December 31, 2020, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with derivatives and a collateral financing arrangement.
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
The table below sets forth the dividends permitted to be paid in 2021 by MetLife, Inc.’s primary U.S. insurance subsidiaries without insurance regulatory approval and the actual dividends paid for the nine months ended September 30, 2021:

Company	Paid (1)	Permitted Without Approval (2)
	(In millions)
Metropolitan Life Insurance Company	$2,193	$3,392
American Life Insurance Company	$600	$800
Metropolitan Property and Casualty Insurance Company (3)	$35	$222
Metropolitan Tower Life Insurance Company	$—	$82
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
(3)Metropolitan Property and Casualty Insurance Company paid a $35 million non-cash dividend consisting of the stock of a subsidiary. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the disposition of MetLife P&C.
In addition to the amounts presented in the table above, for the nine months ended September 30, 2021, MetLife, Inc. also received from certain other subsidiaries cash dividends of $109 million, as well as cash returns of capital of $13 million.
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
Long-term Debt Outstanding
The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	September 30, 2021	December 31, 2020
	(In millions)
Long-term debt — unaffiliated	$12,852	$13,463
Long-term debt — affiliated (1)	$1,937	$2,073
Junior subordinated debt securities	$2,463	$2,461
__________________
(1)In July 2021, ¥53.7 billion 2.9725% senior unsecured notes issued to various subsidiaries matured and were refinanced with the following senior unsecured notes issued to various subsidiaries: (i) ¥13.7 billion 1.610% due July 2026, (ii) ¥14.3 billion 1.755% due July 2028 and (iii) ¥25.7 billion 1.852% due July 2031.
Debt and Facility Covenants
Certain of MetLife, Inc.’s debt instruments and committed facilities, as well as its unsecured revolving credit facility, contain various administrative, reporting, legal and financial covenants. MetLife, Inc. believes it was in compliance with all applicable financial covenants at September 30, 2021.
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
Affiliated Capital and Debt Transactions
For the nine months ended September 30, 2021 and 2020, MetLife, Inc. invested a net amount of $118 million and $177 million, respectively, in various subsidiaries.
MetLife, Inc. lends funds, as necessary, through credit agreements or otherwise to its subsidiaries and affiliates, some of which are regulated, to meet their capital requirements or to provide liquidity. MetLife, Inc. had no outstanding loans to subsidiaries at both September 30, 2021 and December 31, 2020.
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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Purchases of MetLife, Inc. common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended September 30, 2021 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 — July 31, 2021	4,184,289	$59.15	4,184,289	$475,046,141
August 1 — August 31, 2021	4,902,860	$61.69	4,902,516	$3,172,593,633
September 1 — September 30, 2021	7,600,028	$61.18	7,600,028	$2,707,594,981
Total	16,687,177		16,686,833
__________________
(1)During the periods July 1 through July 31, 2021, August 1 through August 31, 2021 and September 1 through September 30, 2021, separate account index funds purchased 0 shares, 344 shares and 0 shares, respectively, of MetLife, Inc. common stock on the open market in non-discretionary transactions.
(2)In August 2021, MetLife, Inc. announced that its Board of Directors authorized $3.0 billion of common stock repurchases. At September 30, 2021, MetLife, Inc. had $2.7 billion of common stock repurchases remaining under the authorization. For more information on common stock repurchases, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Common Stock Repurchases” and Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements. See also “Risk Factors — Capital Risks — We May not be Able to Pay Dividends or Repurchase Our Stock Due to Legal and Regulatory Restrictions or Cash Buffer Needs” included in the 2020 Annual Report.

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
Name: Tamara L. Schock Title: Executive Vice President and Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)
Date: November 8, 2021