Form 10-K
period 2021-12-31
METLIFE INC
filed 2022-02-18
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2021 was approximately $51.5 billion.
At February 11, 2022, 825,078,244 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on June 21, 2022, to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2021.

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
Many factors determine Company results, and they involve unpredictable risks and uncertainties. Our forward-looking statements depend on our assumptions, our expectations, and our understanding of the economic environment, but they may be inaccurate and may change. We do not guarantee any future performance. Our results could differ materially from those we express or imply in forward-looking statements. The risks, uncertainties and other factors, including those relating to the COVID-19 pandemic, identified in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission, and others, may cause such differences. These factors include:
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
(10) London Interbank Offered Rate discontinuation and transition to alternative reference rates;
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
(21) technological changes;
(22) catastrophes;
(23) climate changes or responses to it;

(24) deficiencies in our closed block;
(25) goodwill or other asset impairment, or deferred income tax asset allowance;
(26) acceleration of amortization of deferred policy acquisition costs, deferred sales inducements, value of business acquired, value of distribution agreements acquired or value of customer relationships acquired;
(27) product guarantee volatility, costs, and counterparty risks;
(28) risk management failures;
(29) insufficient protection from operational risks;
(30) failure to protect confidentiality and integrity of data or other cybersecurity or disaster recovery failures;
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

In the United States, we provide a variety of insurance and financial services products, including life, dental, disability, vision, accident & health, capital market investment, guaranteed interest, stable value and annuities.
Outside the United States, we provide life, medical, dental, credit and other accident & health insurance, as well as annuities, endowment and retirement & savings products. We believe these businesses will generally continue to grow more quickly than our United States businesses.

Segments and Corporate & Other
U.S.
Our businesses in the U.S. segment offer a broad range of protection products and services aimed at serving the financial needs of our customers throughout their lives. These products are sold to corporations and their respective employees, other institutions and their respective members, as well as individuals. Our U.S. segment is organized into two businesses: Group Benefits and Retirement and Income Solutions (“RIS”). Prior to its disposition in April 2021, our former Property & Casualty business was included in the U.S. segment. See Note 3 of the Notes to the Consolidated Financial Statements for information on the Company's disposition of MetLife Property and Casualty Insurance Company and certain of its wholly-owned subsidiaries (collectively, “MetLife P&C”).
Group Benefits
We have built a leading position in the United States group insurance market through long-standing relationships with many of the largest corporate employers in the United States.
Our Group Benefits business offers life insurance, dental, group short- and long-term disability (“LTD”), individual disability, accidental death and dismemberment (“AD&D”) insurance, vision, and accident & health insurance, as well as prepaid legal plans, and has recently introduced pet insurance. We also sell administrative services-only (“ASO”) arrangements to some employers.
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
Vision
Insurance, ASO arrangements, and managed eye health and vision care solutions to assist employees, retirees and their families in maintaining vision health while reducing out-of-pocket expenses. Offered to commercial groups, individuals, health plans and government sponsored programs through a nationwide provider network, retail optical chains and online eyewear providers.

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

• Private floating rate funding agreements are generally privately-placed, unregistered investment contracts issued as general account obligations with interest credited based on a specified rate, such as the three-month London Interbank Offered Rate (“LIBOR”) or other agreed upon short-term benchmark rate. These agreements are used for money market funds, securities lending cash collateral portfolios and short-term investment funds.

Annuities	Pension Risk Transfers
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

Risk Solutions	Longevity Reinsurance Solutions
Longevity reinsurance is a risk mitigation solution for United Kingdom (“U.K.”) pension plan sponsors and U.K. insurance companies that write pension risk transfer business, converting uncertain future pension benefit obligations into a fixed stream of payments to MetLife over the duration of the contract as opposed to a lump sum at inception in typical pension risk transfer transactions.

	Benefit Funding Solutions	Specialized life insurance products and funding agreements designed specifically to provide solutions for funding postretirement benefits and company-, bank- or trust-owned life insurance used to finance nonqualified benefit programs for executives.
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

Asia
Our Asia segment offers a broad range of products and services to both individuals and corporations, as well as to other institutions, and their respective employees.
Our Asia operations are geographically diverse encompassing both developed and emerging markets. We operate in nine jurisdictions throughout Asia, with our largest operation in Japan. We market our products and services through a range of proprietary and third-party distribution channels.

In Japan, our digitally-enabled face-to-face channels, along with bancassurance and direct marketing, continue to be critical to our overall distribution strategy. Our competitive advantage in bancassurance is based on robust distribution relationships with Japan’s very large banks, trust banks and various regional banks. Outside of Japan, our distribution strategies vary by market and leverage a combination of career and independent agencies, bancassurance and direct marketing. In select markets, we also use independent brokers and our employee sales force to sell group products.

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
Retirement and Savings
Fixed annuities and pension products. Fixed income annuities provide for both asset accumulation and asset distribution needs. Our savings-oriented pension products are primarily offered in Chile under a mandatory privatized social security system. See Note 3 of the Notes to the Consolidated Financial Statements for information regarding the Company's September 2021 disposition of its wholly-owned Argentinian subsidiary, MetLife Seguros S.A. (“MetLife Seguros”).

Accident & Health Insurance	Group and individual major medical, accidental, and supplemental health products, including AD&D, hospital indemnity, medical reimbursement, and medical coverage for serious medical conditions, as well as dental products.

Credit Insurance	Policies designed to fulfill certain loan obligations in the event of the policyholder’s death.

EMEA
Our EMEA segment offers products to individuals, corporations, other institutions, and their respective employees. See Note 3 of the Notes to the Consolidated Financial Statements for information regarding the Company's disposition of (i) Joint-stock Company MetLife Insurance Company (“MetLife Russia”) and (ii) its wholly-owned subsidiaries in Greece (“MetLife Greece”), as well as the pending disposition of its wholly-owned subsidiaries in Poland (“MetLife Poland”) (MetLife Poland and MetLife Greece, collectively, “MetLife Poland and Greece”).
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

Major Products
Life Insurance	Traditional and non-traditional life insurance products, such as whole and term life, endowments and variable life products, as well as group term life programs in most markets.
Accident & Health Insurance	Individual and group personal accident and supplemental health products, including AD&D, hospital indemnity, scheduled medical reimbursement plans, and coverage for serious medical conditions. In addition, we provide individual and group major medical coverage in select markets.
Retirement and Savings	Fixed annuities and pension products, including group pension programs in select markets.
Credit Insurance	Policies designed to fulfill certain loan obligations in the event of the policyholder’s death.
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
We continually review our underwriting policies, guidelines, philosophies, and strategies in light of applicable regulations and to ensure that our policies remain competitive, support our marketing strategies and profitability goals, and otherwise remain appropriate.
Pricing
Product pricing reflects our globally-consistent standards. Global Risk Management and regional finance and product teams price and oversee all of our insurance businesses. We base our pricing on the expected benefits payout which we calculate through the use of assumptions for mortality, morbidity, expenses, persistency and investment returns and macroeconomic factors such as inflation. We price investment-oriented products based on factors such as investment returns, expenses, persistency, optionality, and possible variability of results.
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
We generally price many of our RIS products on demand. Our pricing reflects our expected investment returns, as well as mortality, longevity and expense assumptions. RIS business is generally nonparticipating and illiquid, as policyholders have few or no options or contractual rights to cash values. However, for products with liquidity provisions, such as stable value, pricing reflects the contractholders’ ability to withdraw at book value over a period of time, as well as our ability to reset rates periodically.
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

We also reinsure for risk and capital management purposes among affiliates, including affiliated captive reinsurers and affiliated offshore insurance companies. Captive reinsurers are affiliated insurance companies licensed as such under the Special Purpose Financial Captive law adopted by several states, including Vermont and South Carolina. Captive insurers’ very narrow business plans restrict most or all of their activity to reinsuring business from their affiliates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital — Affiliated Captive Reinsurance Transactions.”
For information regarding reinsurance by segment, our catastrophic coverage, and ceded reinsurance recoverable balances, included in premiums, reinsurance and other receivables on the consolidated balance sheets, see Note 6 of the Notes to the Consolidated Financial Statements.
Regulation
Overview
In the United States (“U.S.”), state regulators primarily regulate our life insurance companies, with additional federal regulation of some products and services. The insurance holding company laws of various U.S. jurisdictions apply to MetLife, Inc. and its U.S. insurance subsidiaries. Furthermore, consumer protection laws, privacy, anti-money laundering, securities, commodities, broker-dealer and investment adviser regulations, environmental and unclaimed property laws and regulations, and the Employee Retirement Income Security Act of 1974 (“ERISA”) also apply to some of MetLife’s operations, products and services.
Outside of the U.S., insurance regulatory authorities in the jurisdictions in which our insurance businesses are located or operate principally regulate those businesses. In addition, securities, pension, and other authorities oversee our investment and pension companies where they operate. Regulators also subject our non-U.S. insurance businesses to current and developing solvency regimes, which impose various capital and other requirements. Additionally, regulators may enhance their capital standards and supervision, and impose additional non-U.S. and global regulatory initiatives.
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
Each of MetLife’s insurance subsidiaries is licensed and regulated in each jurisdiction where it conducts insurance business. The extent of such regulation varies, but most jurisdictions regulate the financial aspects and business conduct of insurers through broad administrative powers with respect to, among other things:
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

•fixing maximum interest rates on insurance policy loans and minimum guaranteed crediting rates on life insurance policies and annuity contracts;
•adopting and enforcing standards with respect to the sale of annuities and other insurance products;
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
U.S. Federal Initiatives
U.S. federal initiatives can affect our business in a variety of ways, including regulation of financial services, securities, derivatives, pensions, health care, money laundering, foreign sanctions and corrupt practices, and taxation. For instance, legislators and policymakers have proposed various forms of direct and indirect federal regulation of insurance from time to time, such as proposals for the establishment of an optional federal charter for insurance companies. See “Risk Factors — Regulatory and Legal Risks — Changes in Laws or Regulation, or in Supervisory and Enforcement Policies, May Reduce Our Profitability, Limit Our Growth, or Otherwise Adversely Affect Us.”
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
•The Federal Insurance Office (“FIO”) within the Department of the Treasury may participate in the negotiations of international insurance agreements with foreign regulators for the U.S., collect information about the insurance industry, and recommend prudential standards.
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
Dodd-Frank and its implementing regulations have changed since the law was adopted. As a result of these changes, and potential changes, we cannot identify all the risks posed and opportunities presented, if any, to our businesses. See “Risk Factors — Regulatory and Legal Risks — Changes in Laws or Regulation, or in Supervisory and Enforcement Policies, May Reduce Our Profitability, Limit Our Growth, or Otherwise Adversely Affect Us.”

Until January 2021, the McCarran–Ferguson Act largely exempted insurance from U.S. antitrust laws. At that time, the Competitive Health Insurance Reform Act applied U.S. antitrust laws to the “business of health insurance” and expanded U.S. regulatory authority accordingly. We expect regulatory oversight and litigation risk for U.S. products, including dental and vision, to increase.
Health Care Regulation
The U.S. excise tax known as the “health insurer fee” was in force for the 2020 calendar year. The health insurer fee no longer applies for calendar years beginning after December 31, 2020. However, demand for and pricing of products remain subject to tax uncertainty. Federal health care statutes and related regulation have imposed increased and unpredictable costs on certain products and may have additional adverse effects. They have also harmed our competitive position, as these rules have a disparate impact on our products compared to products offered by our not-for-profit competitors. See “Risk Factors — Regulatory and Legal Risks — Changes in Laws or Regulation, or in Supervisory and Enforcement Policies, May Reduce Our Profitability, Limit Our Growth, or Otherwise Adversely Affect Us.”
Guaranty Associations and Similar Arrangements
Many jurisdictions in which our insurance subsidiaries transact business require life and health insurers to participate in guaranty or similar associations. These arrangements pay certain insurance benefits owed by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular jurisdiction on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer engaged. In addition, certain jurisdictions have government owned or controlled organizations providing life and health insurance to their citizens, whose activities could place additional stress on the adequacy of guaranty fund assessments. Many of these organizations have the power to levy assessments similar to those of the guaranty associations. Some jurisdictions permit member insurers to recover assessments paid through full or partial premium tax offsets. We have established liabilities for guaranty fund assessments that we consider adequate.
Insurance Regulatory Examinations and Other Activities
U.S. state insurance departments periodically examine the books, records, accounts, and business practices of their domiciled insurers. State insurance departments may also conduct examinations of non-domiciliary insurers licensed in their states.
In 2019, MetLife entered into a consent order with the New York State Department of Financial Services (“NYDFS”) relating to the open market conduct quinquennial exam and paid a fine and customer restitution and submitted remediation plans for approval. Except for this consent order or as described in Note 21 of the Notes to the Consolidated Financial Statements, during the years ended December 31, 2021, 2020 and 2019, MetLife did not receive any material adverse findings resulting from state insurance department examinations of its insurance subsidiaries.
In 2018, Pennsylvania, California, Florida, North Dakota and New Hampshire insurance regulators scheduled a multistate re-examination of MetLife and its affiliates relating to compliance with a regulatory settlement agreement relating to unclaimed property. This examination is ongoing.
Regulatory authorities in a small number of states, the Financial Industry Regulatory Authority (“FINRA”) and, occasionally, the U.S. Securities and Exchange Commission (the “SEC”) have conducted investigations or made inquiries relating to sales of individual life insurance policies, annuities or other products written by our insurance or broker-dealer subsidiaries. These investigations often focus on the conduct and/or supervision of particular financial services representatives, the sale of unregistered or unsuitable products, the misuse of client assets, or sales and replacements of annuities and certain riders on such annuities. Over the past several years, we resolved these (and a number of investigations by other regulators) for monetary payments and certain other relief, including restitution payments. We may continue to receive notice of, and may resolve, further investigations and actions on these matters in a similar manner.
Insurance standard-setting and regulatory support organizations, including the NAIC, encourage insurance supervisors to establish Supervisory Colleges. These organizations facilitate cooperation and coordination among insurance supervisors to enhance their understanding of the risk profile of U.S.-based insurance groups with international operations. MetLife’s lead state regulator, the NYDFS, annually chairs Supervisory College meetings that MetLife’s key U.S. and non-U.S. regulators attend.

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
In addition, regulators have scrutinized insurers’ claims payment practices. See Note 21 of the Notes to the Consolidated Financial Statements for further information regarding group annuity benefits and unclaimed property inquiries.
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
U.S. state insurance holding company laws and regulations are generally based on the NAIC’s Insurance Holding Company System Regulatory Act and Regulation (“Model Holding Company Act and Regulation”). These vary from jurisdiction to jurisdiction, but generally require a controlled insurance company (i.e., insurers that are subsidiaries of insurance holding companies) to register and file reports with state regulatory authorities on its capital structure, ownership, financial condition, intercompany transactions and general business operations. They require the ultimate controlling person of a U.S. insurer to file an annual enterprise risk report with the lead state of the insurance holding company system. This report identifies risks likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. Each of our insurance subsidiaries’ domiciliary states has enacted laws to implement these requirements, including the enterprise risk reporting requirement. The holding company laws also authorize state insurance commissioners to act as global group-wide supervisors for internationally active insurance groups (“IAIGs”), as well as other insurers that choose to opt in for the group-wide supervision. These laws provide confidentiality protection for communications with the group-wide supervisor. All states have adopted laws and regulations enhancing group-wide supervision. In 2020, the NYDFS amended its laws to permit the New York Superintendent of Financial Services (“Superintendent”) to act as a group-wide supervisor for IAIGs.
In furtherance of the NAIC’s “Solvency Modernization Initiative,” the NAIC has updated model acts and regulations to address insurance company financial regulation, as discussed below, and, in particular, capital requirements; corporate governance and risk management practices; group supervision; liquidity stress testing, statutory accounting and financial reporting; and reinsurance.
The NAIC’s Corporate Governance Annual Disclosure Model Act, which all states have adopted, requires insurers to annually file detailed information regarding their corporate governance policies.

All states have also adopted the NAIC’s Risk Management and Own Risk and Solvency Assessment Model Act, which requires insurers to maintain a risk management framework and to document an internal own risk and solvency assessment (“ORSA”) of its material risks in normal and stressed environments. MetLife, Inc. has submitted on behalf of the enterprise an ORSA summary report to the NYDFS annually since this requirement became effective.
The NAIC has also approved a valuation manual containing a principle-based approach to the calculation of life insurance reserves (the “Valuation Manual”). Principle-based reserving (“PBR”) is designed to better address reserving for life insurance and annuity products, and it has been adopted by all of our U.S. insurance subsidiaries’ domiciliary states. The NYDFS promulgated a regulation in 2019 that affirms the Superintendent’s authority to deviate from the Valuation Manual to adjust the reserves of a New York domestic life insurance company, such as MLIC, if the NYDFS determines that an alternative requirement would be in the best interest of New York policyholders. The NYDFS subsequently amended the regulation, as a result of which we increased our statutory reserves by approximately $700 million and our statutory capital requirements by approximately $300 million over the prior reserve and capital requirements. We fully graded these impacts into our statutory financial statements over a one-year period ending December 31, 2020.
The NAIC has been focused on a macro-prudential initiative since 2017, which is intended to enhance risk identification efforts by building on the state-based regulation system. In furtherance of this initiative, the NAIC adopted changes to its Statutory Annual Statement reporting, effective for year-end 2019, to improve liquidity risk monitoring. The NAIC also adopted amendments to the Model Holding Company Act and Regulation that implement requirements related to a liquidity stress-testing framework for certain large U.S. life insurers and insurance groups. The applicability of the framework is based on amounts of certain types of business written or material exposure to certain investment transactions, such as derivatives and securities lending. The framework is consistent with MetLife’s liquidity risks policies and procedures, and it will be used as a regulatory tool once the holding company act amendments have been adopted by state legislatures. As of January 1, 2022, the amendments have been adopted by two of our domiciliary states, California and Rhode Island.
We use capital markets solutions to finance a portion of our statutory reserve requirements for several products. These include level premium term life products subject to the NAIC’s Valuation of Life Insurance Policies Model Regulation (commonly referred to as Regulation XXX), universal and variable life policies with secondary guarantees (“ULSG”) subject to NAIC Actuarial Guideline 38 (commonly referred to as Guideline AXXX), and MLIC’s closed block. In order to address the use of captives for policies covered by Regulation XXX and Guideline AXXX, the NAIC adopted Actuarial Guideline 48 (“AG 48”). This guideline has enhanced the statutory financial statement disclosure of an insurer's use of captives and has narrowed the types of assets permitted to back statutory reserves that are required to support the insurer’s future obligations.
AG 48 also requires the actuary of a ceding insurer to opine on the assuming insurer’s collateral associated with the treaty and to issue a qualified opinion if the assuming entity is not complying with the requirements of AG 48. The NAIC’s Term and Universal Life Insurance Reserve Financing Model Regulation codifies the same substantive requirements as AG 48, as amended by the NAIC in 2016, and establishes uniform, national standards governing reserve financing arrangements pertaining to the term life and universal life insurance policies with secondary guarantees. This model regulation has only been adopted by a few states, although it is expected to be broadly adopted in the near term since it will become an NAIC accreditation standard on September 1, 2022.
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
Several non-U.S. insurance regulators urged insurance companies to preserve funds during the COVID-19 pandemic. For example, EIOPA had suggested that insurance companies temporarily suspend discretionary dividends during the COVID-19 pandemic.
For developments that could affect our ratio of free cash flow to adjusted earnings results, and thus our surplus and capital, see “Risk Factors.”
Risk-Based Capital
Most of our U.S. insurance subsidiaries are subject to risk-based capital (“RBC”) requirements developed by the NAIC and adopted by their respective domiciliary states. Insurers calculate RBC annually based on a formula that applies factors to various asset, premium, claim, expense and statutory reserve items, taking into account asset, insurance, interest rate, and market and business risk characteristics. Regulators use the formula as an early warning tool to identify insurers that may be inadequately capitalized for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not meet or exceed certain RBC levels. As of the date of the most recent annual statutory financial statements filed with insurance regulators, the total adjusted capital of each of our subsidiaries subject to these requirements was in excess of each of these RBC levels. See “Statutory Equity and Income” in Note 16 of the Notes to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital — Statutory Capital and Dividends.”
The NYDFS issues annual letters on Special Considerations (each, an “SCL”) to New York-licensed insurance companies, including MLIC, that affect year-end asset adequacy testing. An SCL could mandate assumption changes, which would require us to increase or release certain asset adequacy reserves, which could materially impact our statutory capital and surplus. No changes were made to asset adequacy reserves in either 2021 or 2020 as a result of the SCL. See “Statutory Equity and Income” in Note 16 of the Notes to the Consolidated Financial Statements.
We calculate our internally-defined “Statement-Based Combined RBC Ratio” by dividing the sum of total adjusted capital for MetLife, Inc.’s principal U.S. insurance subsidiaries, excluding American Life Insurance Company (“American Life”), by the sum of company action level RBC for such subsidiaries, including SCL considerations. Our Statement-Based Combined RBC Ratio was in excess of 360% and in excess of 350% at December 31, 2021 and 2020, respectively. By contrast, we calculate an “NAIC-Based Combined RBC Ratio” based on such subsidiaries’ statutory-based filed financial statements and NAIC capital and reserving standards. This NAIC-Based Combined RBC Ratio was in excess of 380% at both December 31, 2021 and 2020. We are not aware of any upcoming NAIC adoptions or state insurance department regulation changes that would have a material impact on our NAIC-Based Combined RBC Ratio.
The NAIC adopted revisions to certain factors used to calculate Life RBC, which is the denominator of the RBC ratios, in light of changes to U.S. tax laws in recent years. These revisions have resulted in increased RBC charges and reduced the RBC ratios of our insurance subsidiaries. The NAIC has approved RBC revisions for corporate bonds, real estate equity and longevity risk that took effect at year-end 2021 and we expect these revisions to have a modest net positive RBC impact on us.
The NAIC developed a group capital calculation (“GCC”) tool using an RBC aggregation methodology for all entities within the insurance holding company system, including non-U.S. entities. The NAIC amended the Model Holding Company Act and Regulation to adopt the GCC Template and Instructions and to implement the annual GCC filing requirement with an insurance group’s lead state regulator. As noted above, the filing requirement will not become effective until the holding company act amendments are adopted by the states. We cannot predict what impact such regulatory tool may have on our business.

In 2020, the NAIC issued guidance on RBC addressing debt restructuring due to the economic impact of the COVID-19 pandemic, where a counterparty might seek concessions. The guidance provides that an insurer does not need to reclassify the RBC category of some loans or other assets on which it has granted a concession. This may avoid a higher capital charge for the asset. The NAIC extended this guidance through January 1, 2022 in further support of the use of prudent loan modifications to mitigate the impact of the COVID-19 pandemic. Following the expiration of the guidance on January 1, 2022, an insurer should rely upon existing accounting guidance regarding the impact of a debt restructuring on the insurer’s RBC.
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
The U.K. ceased to be a member of the EU in January 2020 and, following the expiry of a transition period on December 31, 2020, the U.K. is no longer subject to EU law. The relationship between the U.K. and the EU is now governed by the terms and conditions of a Trade and Cooperation Agreement (the “Trade Agreement”). The Trade Agreement does not contain many substantive provisions relating to financial services. Similarly, it is not expected that the Memorandum of Understanding (“MoU”) relating to financial services that has been concluded by the U.K. and the EU, and which may in the future be entered into between them, will contain many (if any) further substantive provisions. The MoU is, instead, expected to establish a Joint U.K.-EU Regulatory Forum that will serve as a platform to facilitate dialogue between the parties on financial issues. Accordingly, there is currently no change to capital adequacy, risk management and regulatory reporting requirements for U.K. authorized insurers and reinsurers. However, it is possible that the U.K.’s domestic prudential regime may begin to diverge from the Solvency II Directive over time. The U.K. has undertaken a review of the Solvency II Directive and of the regulatory regime that is applicable to U.K. authorized insurers and reinsurers. The U.K.’s HM Treasury is working alongside the Prudential Regulation Authority to prepare a package of proposed reforms to the U.K.’s domestic regulatory regime for consultation in early 2022. The timeframe within which any such proposed reforms will be implemented into U.K. law and regulation is currently unclear, and will depend upon the nature and extent of the proposed changes to the domestic regime, as well as the U.K. insurance industry’s responses to them. Similarly, the European Commission has undertaken its own review of Solvency II and, on September 22, 2021, published a package of proposed legislative reforms for amending the existing regulatory framework. This proposed legislation is being discussed by the European Parliament and Council. While there can be no certainty around the timing of this legislative process, we do not expect any changes to Solvency II resulting from this legislative process to be finalized and transposed into EEA member states’ respective domestic legislation prior to 2024.
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
In Chile, the law implementing Solvency II-like regulation continues in the studies stage. The implementation date for the new solvency regime has not yet been set; however, it could be in force within four years after the final regulation is published. MetLife Chile implemented governance changes and risk policies to comply with prior regulatory changes. MetLife Chile also submitted its ORSA report to the regulator in September 2021.
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

In China, the business of our joint venture (as well as the industry) has implemented China Risk Oriented Solvency System (“C-ROSS”), a risk-based solvency regime. Like Solvency II, C-ROSS focuses on risk management and has three pillars (strengthen quantitative capital requirements, enhance qualitative supervision and establish a governance and market discipline process). On December 30, 2021, the China Banking and Insurance Regulatory Commission (“CBIRC”) issued the Regulatory Rules for the Solvency of Insurance Companies (II) (“Rules II”), marking completion of the buildout of C-ROSS Phase II. CBIRC will determine a transition period policy based on actual circumstances, allowing for a step-by-step implementation of some of the regulatory rules, with full implementation to be in place by no later than 2025. Our joint venture will continue strengthening its solvency management in accordance with the revised rules.
The Korea Financial Supervisory Service plans to implement a new solvency system, Korean Insurance Capital Standards, by 2023. We expect this system to reflect the International Association of Insurance Supervisors (“IAIS”) global Insurance Capital Standard and incorporate certain product portfolio and other features specific to the Korean market and include mark-to-market valuation.
IAIS
The IAIS is an association of insurance supervisors and regulators and a member of the Financial Stability Board (“FSB”), an international entity established to coordinate, develop and promote regulatory, supervisory and other financial sector policies in the interest of financial stability. The IAIS participates in the FSB’s initiative to identify and manage systemic risk globally. The IAIS has adopted a holistic framework for the assessment and mitigation of systemic risk in the global insurance sector (the “Holistic Framework”). The framework monitors the build-up of vulnerabilities at jurisdictional and global levels to address any such risk through the application of enhanced supervisory measures based on existing insurance core principles and the common framework for supervision of IAIGs. The FSB annually designated MetLife, Inc. a globally systemically important insurer (“G-SII”) from 2013 to 2016, but suspended all G-SII identifications beginning in 2017 pending completion and implementation of the Holistic Framework, which began in 2020. In 2022, the FSB may decide to discontinue or re-establish the G-SII designation system based on the implementation results of the Holistic Framework.
An IAIS proposal becomes effective when it is enacted through legislation or regulation in the applicable jurisdiction. As MetLife, Inc. is not a U.S. non-bank SIFI, the impact on MetLife, Inc. of the IAIS’s global proposals is uncertain.
NYDFS Guidance on Diversity and Corporate Governance
On March 16, 2021, the NYDFS stated that it expects the insurers it regulates to make diversity of their leadership a business priority and a key element of their corporate governance. The NYDFS collected data from insurers that met certain New York premium thresholds, including MetLife, Inc. and certain of its subsidiaries, regarding the diversity of their corporate boards and management. The NYDFS plans to publish such data on an aggregate basis to measure progress in the industry, and it will include diversity-related questions in its examination process starting in 2022. The NAIC is also evaluating issues related to race, diversity and inclusion, and it is examining practices in the insurance industry in order to determine how barriers are created that disadvantage people of color or historically underrepresented groups.
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

Cybersecurity and Data Protection Regulation
We are subject to a variety of laws and regulations at the local, state, federal and international level regarding the collection, storage, use, processing, disclosure, protection and security of personal information, including health-related and customer information and employee data. Various local, state and federal laws in the U.S. and around the world require companies such as ours to inform consumers of data collection and processing practices and further dictate whether, how, and under what circumstances we can transfer, process or receive personal information, the interpretation and scope of which are constantly evolving and vary significantly from jurisdiction to jurisdiction. We are also subject to laws and regulations governing the security and integrity of our information systems and the non-public information stored therein, many of which require the implementation of comprehensive information security policies and procedures, and require notification to affected individuals and regulators of security breaches and other cyber incidents. Given growing cybersecurity risks and threats posed to information and financial systems by nation-states, terrorist organizations and independent criminal actors in recent years, insurance and other regulators have increased focus on cybersecurity practices, and regulatory and legislative activity in the areas of privacy, data protection and cybersecurity continues to increase worldwide. Below, we highlight some of the key data protection and cybersecurity laws and regulations to which we are subject.
Cybersecurity
The New York Cybersecurity Requirements for Financial Services Companies (the “Regulation”) were promulgated by NYDFS in March 2017 to promote the protection of customer information and information technology systems by establishing and regulating cybersecurity requirements for financial services entities under NYDFS’s jurisdiction. In general, the Regulation requires covered entities, including banking and insurance entities under its jurisdiction, to assess risks associated with their information systems and establish and maintain a cybersecurity program designed to assess those risks and protect the confidentiality, integrity and availability of such systems and data. Specifically, the Regulation provides for, among other things: (i) technical safeguards and controls relating to the governance framework for a cybersecurity program; (ii) risk-based policies, procedures and minimum standards for technology systems for data protection; (iii) minimum standards for cyber breach responses, including notice to NYDFS of certain material events; (iv) designation of a chief information security officer and other qualified cybersecurity personnel; (v) oversight of third party service providers with access to the information systems and nonpublic personal information of covered entities, including via implementation of written policies and procedures to evaluate the third party service provider’s cybersecurity practices; and (vi) identification and documentation of material deficiencies, remediation plans and annual certifications of regulatory compliance to NYDFS. Covered entities who fail to comply with the Regulation may be subject to enforcement actions brought by NYDFS, the result of which could lead to civil penalties, and other legal and reputational costs.
In 2017, the NAIC introduced the Insurance Data Security Model Law (the “Cybersecurity Model Law”). The Cybersecurity Model Law requires insurers and other entities licensed by a state department of insurance to develop, implement and maintain a risk-based information security program and establishes standards for data security and for the investigation of and notification to insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. Over the past few years, several states have adopted the Cybersecurity Model Law, including two of our insurance subsidiaries’ domiciliary states, Delaware and South Carolina, and more may adopt it in the future, requiring further compliance and oversight efforts. Such compliance efforts may present an increasing demand on our systems and resources, and require significant new and ongoing investments, including investments in compliance processes, personnel, and technical infrastructure.
On May 12, 2021, President Biden signed Executive Order 14028 on Improving the Nation’s Cybersecurity (the “Order”) to strengthen the U.S. federal government’s cybersecurity defenses and that of its vendors. The Office of Management and Budget (“OMB”) has released several memos expounding on various aspects of the Order; for example, OMB released the federal government’s strategy to move towards Zero Trust cybersecurity principles on January 26, 2022. While MetLife provides employee benefits to several of the agencies that are subject to the Order, it is not directly subject to the new requirements at this time, based on the scope of the Order. While the Order is primarily aimed at technology and software providers and suppliers, there are efforts underway within a whole-of-government approach to combat cyber-attacks and ransomware attacks, which could potentially impose additional cybersecurity requirements on MetLife and other federal contractors over time.

Privacy and Data Protection
In the United States, we are subject to state laws, which impose certain obligations on the processing of personal information and provide consumers specific rights to control their personal information. For instance, the California Consumer Privacy Act (“CCPA”), which applies to certain portions of our business, requires covered companies to provide disclosures to California consumers about such companies’ data collection, use and sharing practices and gives California residents expanded rights with respect to the processing of their personal information. In November 2020, the CCPA was amended by the California Privacy Rights Act (“CPRA”), which will take effect in most material respects on January 1, 2023. The CPRA expands the CCPA, including with respect to certain sensitive personal information, and establishes a regulatory agency dedicated to enforcing those requirements. Regulators may impose fines for violations, and individuals have a private right of action for the unauthorized disclosure of personal information as a result of a failure to maintain reasonable security procedures. The CCPA has not been subject to significant litigation and judicial interpretation and it remains unclear how various provisions of the CCPA will be interpreted and enforced. While a significant portion of our business is exempted from the CCPA’s specific requirements, the Health Insurance Portability and Accountability Act and the insurance laws of several states to which we are subject grant similar rights to insureds, including the right to request copies of their personal information that a company has collected.
Several other states either have proposed or adopted new privacy laws similar to CCPA and CPRA (i.e., Virginia and Colorado enacted laws in 2021 which will come into effect in 2023) which would apply to certain portions of our business. Adapting our practices to comply with these laws and regulations may increase compliance costs and potentially change our business practices.
Outside of the U.S., our subsidiaries are subject to various data protection regimes, including the General Data Protection Regulation (EU) 2016/679 (“GDPR”), which became effective on May 25, 2018 and applies to entities established in the EU, as well as entities not established in the EU, that offer goods or services to EU data subjects, or that monitor consumer behavior that takes place in the EU. The GDPR imposes strict requirements for controllers and processors of personal information, including, for example, more robust disclosures to individuals and a strengthened individual data rights regime, specific timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of information, such as health information, and additional obligations when contracting with third-party processors in connection with the processing of the personal information. The GDPR also imposes strict requirements on transfers of personal information outside of the European Economic Area to countries which have not been deemed “adequate” by the European Commission. (In this regard, the U.K. has been deemed “adequate” and the United States has not been deemed “adequate”). We are also subject to similar restrictive laws in other jurisdictions that address and impose strict requirements on cross-border data transfers, including, for example, the People’s Republic of China’s Personal Information Protection Law and Brazil’s General Data Protection Law.
While the GDPR provides a more harmonized approach to data protection regulation across the EU member states, it also gives EU member states certain areas of discretion and therefore laws and regulations in relation to certain data processing activities may differ on a member state by member state basis, which could further limit our data collection and processing abilities and could require localized changes to our operating model. Relatedly, following the U.K.’s exit from the EU, data privacy law in the U.K. includes the GDPR as retained in U.K. law by virtue of the European Union (Withdrawal) Act 2018 and the Data Protection Act of 2018, both as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (together “U.K. GDPR”). The relationship between the U.K. and the EU in relation to certain aspects of data protection law remains unclear, which exposes us to further compliance risk. Further, the interpretation of the U.K. GDPR may eventually start to differ from the GDPR, and ensuring compliance with each is and will remain an ongoing commitment that involves substantial costs.
The above laws, and other similar laws that may be passed, may require us to adapt our practices and divert resources from other initiatives and projects to address such evolving compliance and operational requirements. Moreover, despite our efforts, governmental authorities or others may assert that our business practices fail to comply with such requirements, and if we are found to violate any such laws, we may incur substantial fines or damages, have to change our business practices, or face reputational harm, any of which could have an adverse effect on our business.
ERISA, Fiduciary Considerations, and Other Pension and Retirement Regulation
We provide products and services to certain employee benefit plans that are subject to ERISA and/or Section 4975 of the Internal Revenue Code of 1986, as amended (the “Code”). ERISA and the Code impose restrictions, including fiduciary duties to perform solely in the interests of ERISA plan participants and beneficiaries, and to avoid prohibited non-exempt transactions. The applicable provisions of ERISA and the Code are subject to enforcement by the U.S. Department of Labor (“DOL”), the Internal Revenue Service (“IRS”) and the Pension Benefit Guaranty Corporation.

The prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA plans and participants and to Individual Retirement Accounts (“IRAs”) (and certain other arrangements) if the investment recommendation results in fees paid to an individual advisor, the firm that employs the advisor or their affiliates that vary according to the investment recommendation chosen, unless an exemption or exception is available. Similarly, without an exemption or exception, fiduciary advisors are prohibited from receiving compensation from third parties in connection with their advice. ERISA also affects certain of our in-force insurance policies and annuity contracts, as well as insurance policies and annuity contracts we may sell in the future.
The SEC adopted Regulation Best Interest in 2019, and compliance was required beginning on June 30, 2020. Regulation Best Interest requires broker-dealers to act in the best interest of individual investor retail customers when recommending securities transactions or investment strategies involving securities, including recommendations to IRA owners, as well as non-benefit plan retail customers. In addition, other SEC rules require broker-dealers and investment advisers to retail customers to describe their services and conflicts of interest to their retail customers in client relationship summary disclosure and deliver a copy to their retail customers. In December 2020, the DOL released the final version of the prohibited transaction exemption (“PTE”) 2020-02 to allow investment advice fiduciaries to receive compensation without violating ERISA, subject to impartial conduct standards and disclosure obligations aligned with the new SEC rules. In the preamble to PTE 2020-02, the DOL also provided its interpretation of the five-part test used to determine whether a person is acting as an ERISA investment advice fiduciary. PTE 2020-02 became effective on February 16, 2021. In April 2021, the DOL published additional guidance indicating that it may amend or add to this rule.
State regulators and legislatures in Nevada, New Jersey, Maryland and New York have proposed measures that would make broker-dealers, sales agents, and investment advisers and their representatives subject to a fiduciary duty when providing products and services to customers, including pension plans and IRAs, and Massachusetts has enacted a law to that effect. The NYDFS’s annuity suitability regulation incorporates the “best interest” standard and expands the scope of the regulation beyond annuity transactions to include sales of life insurance policies to consumers. In April 2021, the Appellate Division of the New York Supreme Court overturned the regulation for being unconstitutionally vague, and the NYDFS has appealed the decision. Regulation Best Interest under the Securities Exchange Act of 1934, as amended (“Exchange Act”) does not include a private right of action, although the SEC did not indicate an intent to pre-empt state regulation in this area, and some of the state proposals and adopted regulations would allow for a private right of action. As a result of these developments, it is possible that it may become more costly to provide our products and services in the states subject to the new rules.
In 2020, the Chilean Congress approved two bills, each of which allowed individuals to withdraw up to 10% of pension accounts or the account balance if it is below a certain amount. In April 2021, the Chilean Congress approved a third bill allowing for additional withdrawals of pension funds which could deplete approximately one third of pension accounts. The bill also requires insurance companies to advance payments of up to 10% of the reserves allocated to a customer’s annuity. ProVida S.A., MetLife Chile and other companies in the industry continue to process such payments. On December 3, 2021, the bill to allow a fourth withdrawal of pensions and a second advance payment of annuities was rejected by the lower Chamber, thus ending its discussion in Congress. Additional major pension reform in Chile is possible in the future. The impact of any such pension reforms will depend on the final measures adopted, and in some cases could have an adverse effect on our Chilean pension business. We have initiated a formal consultation process with the Chilean government to seek a resolution of our concerns regarding these developments.
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
Investments Regulation
State insurance laws and regulations limit the amount of investments that our U.S. insurance subsidiaries may have in certain asset categories, such as below investment grade fixed income securities, real estate equity, other equity investments, and derivatives, and require diversification of investment portfolios. Investments exceeding regulatory limitations are not admitted for purposes of measuring surplus. In some instances, laws require us to divest any non-qualifying investments. In addition, many of our non-U.S. insurance subsidiaries and pension companies are subject to other investment laws and regulations.

Changing global financial and economic environments, and the fiscal and monetary policy of governments and central banks around the world, continue to affect our global insurance business. These may affect interest rates, and thereby the pricing levels of risk-bearing investments, as well as our business operations, investment portfolio, and derivatives.
Derivatives Regulation
Dodd-Frank includes a framework of regulation of the over-the-counter (“OTC”) derivatives markets requiring clearing of certain types of interest rate and credit default swap transactions and imposes additional costs, including reporting and margin requirements. Our costs of risk mitigation are increasing under Dodd-Frank. For example, Dodd-Frank imposes requirements to pledge variation and/or initial margin (i) for “OTC-cleared” transactions (OTC derivatives that are cleared and settled through central clearing counterparties), and (ii) for “OTC-bilateral” transactions (OTC derivatives that are bilateral contracts between two counterparties).
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

Some of our subsidiaries and their activities in offering and selling variable insurance products are subject to extensive regulation under the federal securities laws and regulations administered by the SEC. These subsidiaries issue variable annuity contracts and variable life insurance policies through separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”) or are exempt from registration under the Investment Company Act. Such separate accounts are generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act. In addition, the variable annuity contracts and variable life insurance policies associated with these registered separate accounts are registered with the SEC under the Securities Act of 1933, as amended (the “Securities Act”) or are exempt from registration under the Securities Act. One insurance subsidiary issues a fixed interest rate contract with features that require it to be registered under the Securities Act.
Certain variable contract separate accounts sponsored by our subsidiaries are exempt from registration but may be subject to other provisions of the federal securities laws.
Two of our subsidiaries are registered with the SEC as broker-dealers under the Exchange Act and are members of, and subject to regulation by, FINRA. The SEC, CFTC and FINRA from time to time propose and adopt rules and regulations that impact broker-dealers and products deemed to be securities.
One of our U.S. subsidiaries is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended, and is also registered or licensed in various non-U.S. jurisdictions, as applicable. In addition, we have non-U.S. subsidiaries that are registered or licensed in non-U.S. jurisdictions to conduct our investment management business. We may also be subject to similar laws and regulations in non-U.S. jurisdictions with respect to the provision of investment advisory services or the conducting of other activities.
Under SEC rules, broker-dealers recommending our variable products and other securities offerings to retail customers are required to comply with a “best interest” standard. SEC rules also require broker-dealers to disclose the nature of services, their standard of conduct, and their conflicts of interest to their retail customers. With regard to insurance products, the NAIC revised its Suitability in Annuity Transactions Model Regulation to add a “best interest” standard for the sale of annuities, which several of our insurance subsidiaries’ domiciliary states adopted and others may consider. In April 2021, as noted above, the Appellate Division of the New York State Supreme Court overturned NYDFS Regulation 187 - Suitability and Best Interests in Life Insurance and Annuity Transactions for being unconstitutionally vague. The NYDFS has appealed the decision.
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
The topic of climate risk has come under increased scrutiny by insurance regulators. In September 2020, the NYDFS issued a circular letter to New York domestic and foreign authorized insurers stating that the NYDFS expects insurers to start integrating financial risks related to climate change into their governance frameworks, risk management processes, business strategies and scenario analysis, and developing their approach to climate related financial disclosure.

On November 15, 2021, the NYDFS issued guidance for New York domestic insurers, such as MLIC, stating that insurers are expected to manage financial risks from climate change by taking actions that are proportionate to the nature, scale and complexity of their businesses. For instance, insurers should incorporate climate risk into their financial risk management and manage this risk through their enterprise risk management functions. Insurers must have an implementation plan in place by August 15, 2022 with respect to the NYDFS’s expectations for corporate governance and organizational structure changes (e.g., defining roles and responsibilities related to managing climate risk). With respect to implementing additional changes (e.g., reflecting climate risks in the ORSA and using scenario analysis when developing business strategies), insurers are encouraged to start working on these changes, although the NYDFS plans to issue further guidance with more specific timing information.
The NYDFS also adopted an amendment to the regulation governing enterprise risk management, effective August 13, 2021, that requires certain additional risks, including climate change risk, to be specifically included in an insurance group's enterprise risk management function.
In addition, the FIO has been instructed by President Biden’s Executive Order on Climate-Related Financial Risk, dated May 20, 2021, to seek public comment on climate-related financial risks in the insurance industry. The FIO’s request for information notes that it will work on assessing how the insurance sector may mitigate climate change impacts and help achieve national climate-related goals. The comment period ended in November 2021.
The SEC is continuing its focus on climate, and environmental, social and governance (“ESG”) risks and opportunities, and has published its rulemaking list which contains several ESG-related rulemakings that the SEC is considering.
Unclaimed Property
We are subject to the laws and regulations of states and other jurisdictions concerning identification, reporting and escheatment of unclaimed or abandoned funds, and are subject to audit and examination for compliance with these requirements. See “— Insurance Regulation — Insurance Regulatory Examinations and Other Activities,” which references the regulatory settlement agreement relating to unclaimed property. See also Note 21 of the Notes to the Consolidated Financial Statements.
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

Cross-Border Trade and Investments
Our U.K. business model utilizes certain rights to operate cross-border insurance and investment operations, which were eliminated as a result of the U.K. exiting the EU. In particular, our EEA insurance entities have lost the right to “passport” insurance services into the U.K. Nevertheless, MetLife expects to maintain its existing operating model as an inbound EEA-insurer under the U.K.’s Temporary Permissions Regime, which is due to last for at least three years from January 1, 2021. This will permit MetLife to carry on its insurance business in the U.K. during that period while it discusses its future operating model with the relevant insurance regulators. Operating expenses within our businesses could increase as a result of such changes.
Further, MetLife Investment Management Limited, our investment manager in the U.K., has lost its passporting rights in the EU as a result of Brexit. In order to continue our investment management business in the EU, we have applied to the Central Bank of Ireland for authorization of a new entity under the Undertakings for the Collective Investment in Transferable Securities Directive and the Alternative Investment Fund Managers Directive with the Markets in Financial Instruments Directive top-up permissions.
U.S. sanctions impose restrictions with respect to certain activity involving China. A series of U.S. presidential executive orders imposes prohibitions on engaging in certain transactions involving the purchase or sale of publicly traded securities, or any publicly traded securities that are derivative of, or are designed to provide investment exposure to such securities, of any listed Chinese Military-Industrial Complex Companies. In addition, the Biden administration issued an executive order directing a review of foreign adversary connected software applications to review transactions that risk sabotage of U.S. information and communications technology or services, critical infrastructure, digital economy, national security, or the security and safety of U.S. persons. This review and other legislative processes could result in new actions to restrict U.S. persons from engaging in certain transactions with any identified foreign parties.
London Interbank Offered Rate
The Financial Conduct Authority (“FCA”), the U.K. regulator of LIBOR, previously indicated that it intends to stop persuading or compelling panel banks to submit quotes used to determine LIBOR after 2021. On March 5, 2021, the Intercontinental Exchange (“ICE”) Benchmark Administration, the administrator of LIBOR, announced that it will cease the publication of one week and two-month U.S. Dollar LIBOR and all non-USD (GBP, EUR, CHF and JPY) LIBOR settings at the end of December 2021, but will extend the publication of the remaining U.S. Dollar LIBOR settings (overnight and one-, three-, six- and 12-month U.S. Dollar LIBOR) until the end of June 2023. U.S. bank regulators advised banks to cease writing, subject to certain limited exceptions, new U.S. Dollar LIBOR contracts by the end of 2021.
We use LIBOR and other interbank offered rates as interest reference rates in many of our financial instruments. The transition of our existing LIBOR contracts to alternative reference rates, including the adequacy of LIBOR fallback provisions in such contracts, and whether, how, and when we and others develop and adopt alternative reference rates, will influence the effect of any changes to or discontinuation of LIBOR on us. We continue to identify, assess and monitor market and regulatory developments, assess agreement terms, and evaluate operational readiness related to the transition. The SEC’s Division of Examinations (formerly the Office of Compliance Inspections and Examinations) expects to assess registrants’ efforts to prepare for LIBOR discontinuation and their transition to alternatives. We actively participate in the New York Federal Reserve Bank convened Alternative Reference Rate Committee (“ARRC”) and other industry association efforts on the transition to alternative reference rates. The Company utilized the International Swaps and Derivatives Association, Inc. (“ISDA”) 2020 IBOR Fallbacks Protocol to address the transition from LIBOR and other interbank offered rates to other risk-free rates in its OTC bilateral ISDA derivatives contracts. We also monitor the Financial Accounting Standards Board’s, International Accounting Standards Board’s, and U.S. Treasury Department’s updates on the accounting and tax implications of reference rate reform. In April 2021, the State of New York enacted legislation to address the transition from U.S. Dollar LIBOR for certain New York law governed agreements, which is generally consistent with the ARRC’s recommendations to facilitate the transition. Federal legislation intended to address the transition from U.S. Dollar LIBOR to alternative reference rates for all U.S. law governed contracts with inadequate LIBOR fallback provisions is pending in Congress. There can be no assurance that such federal legislation will be enacted or enacted in a form sufficient to address the LIBOR transition risk for such contracts. We continue to assess current and alternative reference rates’ merits, limitations, risks and suitability for our investment and insurance processes.

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
We face intense competition for employees. We must attract and retain highly skilled people with knowledge of our business and industry experience to support our business. See “— Human Capital Resources.” We continue to seek to grow our career agency forces in selected global markets. We also continue efforts to enhance the efficiency and production of our sales representatives. These initiatives may not succeed in attracting and retaining productive agents. See “— Segments and Corporate & Other” for information on sales distribution.
Numerous aspects of our business are heavily regulated. Legislative and other changes affecting the regulatory environment can affect our competitive position within the life insurance industry and within the broader financial services industry.
Human Capital Resources
At December 31, 2021, we had approximately 43,000 employees.
We strive to build a purpose-driven and inclusive culture where our employees are energized to make a difference. As a financial services company, we rely significantly on our global workforce, leveraging a wide variety of professional, scientific, management, business, and other skills and expertise, to create value for all of our stakeholders. To continue strengthening and cultivating a diverse workforce that can thrive now and, in the future, we focus on the following:
•Talent attraction and retention: We strive to attract and retain a talented, motivated and diverse workforce to execute our business objectives, delivering excellence for all of our stakeholders. In addition to offering a competitive total rewards package and a variety of learning and development opportunities as detailed below, we endeavor to create and articulate an employee value proposition based on inclusivity, empathy, and professional growth. Through these efforts, we aim to attract and retain employees who share our commitment to building a more confident future for all.

•Health and safety: We encourage our employees to prioritize health by connecting our purpose, our work, and the importance of overall well-being. We will continue to apply these principles to meet our employees’ needs during the COVID-19 pandemic and beyond. MetLife places the highest value on protecting our employees' health and safety. In response to the COVID-19 pandemic, we have provided our employees with resources for working from home, managing dispersed teams and for parents and caregivers. We have also launched a global platform known as BeWell, providing resources to help employees with resilience and coping, staying balanced, maintaining physical and financial wellbeing, and building healthy relationships.
•Diversity, equity and inclusion (“DEI”): We aspire to cultivate an inclusive culture where our diversity of talent positions us to meet the needs of our employees, our customers, our shareholders, and the global communities we serve. We have deepened our DEI commitment and accountability to our employees with our new Global Diversity, Equity and Inclusion Leadership Council led by MetLife’s President and Chief Executive Officer (“CEO”), Michel Khalaf. On workforce diversity, our goal is to be a leading financial company with top-quartile performance as measured against best-in-class industry benchmarks. We measure ourselves against these benchmarks to monitor our progress and effectiveness, including tracking gender, ethnic, and racial diversity representation across seniority levels. Globally, women now represent 25% of our Executive Leadership Team and 33% of our Board of Directors. In the U.S., ethnic and racially diverse employees represent 20% of our Executive Leadership Team and 16% of our Board of Directors. We are committed to fostering an environment where every employee feels a sense of belonging and can bring their best self to their teams and contribute their perspectives to strengthen our business and our culture.
•Talent and skill development: Our success as a company begins with our employees. We aim to create a culture of continuous learning through a variety of opportunities for professional development, building a future forward workforce to deliver on our strategic goals. Employees leverage our digitally enabled learning platform known as MyLearning to continuously develop and build the core skills they need in a dynamic environment. Additionally, employees can enhance and expand their skills through experiential learning through our internal talent marketplace known as MyPath, enabling cross-functional learning through hands-on project work. We are focusing on skills development at scale for capabilities critical to successfully serving our customers, specifically in the areas of distribution, leadership and agility. Through this holistic approach to development, we continue to prepare our workforce for the future. We monitor our progress through ongoing tracking of employee participation in our robust learning opportunities and in key areas through the building of capability against skills gap analysis.
•Compensation and benefits: We recognize the importance of providing market-aligned compensation opportunities and comprehensive, cost-effective benefits to attract, retain, engage, and motivate talented employees. We use a competitive total compensation framework that consists of base salary, as well as annual and long-term incentive opportunities. Our benefits offerings prioritize holistic well-being, encouraging and equipping all employees globally to sustain and improve their physical, mental, financial and social wellness. Company-paid and company-subsidized healthcare, disability, and life insurance and retirement benefits are market-aligned, and competitive paid time off and parental leave programs are provided in all markets. We regularly review our compensation and benefits programs and consider employee input, as well as market developments when making updates. By designing these programs to enable our employees to build a more confident future, we live our purpose, promote our business objectives, align management’s interests with those of our many stakeholders and underscore our focus on long-term shareholder value.
In addition to the measurement tools referenced above, we monitor our progress on the foregoing initiatives, which are overseen by the MetLife, Inc. Board of Directors, by our employee survey program, through which we gain valuable insights into our employees’ sense of purpose, engagement, and satisfaction. See the MetLife 2020 Sustainability Report (the “Sustainability Report”) at www.metlife.com/sustainability for further detail on how our actions strengthen our workforce. The Sustainability Report, or any other information from the MetLife website, is not a part of or incorporated by reference into this Annual Report on Form 10-K.

Information About Our Executive Officers
Set forth below is information regarding the executive officers of MetLife, Inc. MLIC and MetLife Group, Inc. are affiliates of MetLife, Inc.:

Name	Age	Position with MetLife and Business Experience
Michel A. Khalaf	58	•	President, Chief Executive Officer and Director of MetLife, Inc. (May 2019 – present)
		•	President, U.S. Business, of MetLife, Inc. (July 2017 – April 2019)
		•	President, EMEA, of MetLife, Inc. (November 2011 – July 2017)
John D. McCallion	48	•	Executive Vice President and Chief Financial Officer of MetLife, Inc. (August 2018 – July 2019) (November 2019 – present)
		•	Executive Vice President and Chief Financial Officer and Treasurer of MetLife, Inc. (May 2018 – August 2018) (July 2019 – November 2019)
		•	Executive Vice President and Treasurer of MetLife, Inc. (July 2016 – May 2018)
Marlene Debel	55	•	Executive Vice President and Chief Risk Officer of MetLife, Inc. (May 2019 – present)
		•	Executive Vice President and Head of Retirement & Income Solutions of MetLife, Inc. (March 2018 – May 2019)
		•	Executive Vice President and Chief Financial Officer, U.S. Business, of MetLife, Inc. (July 2016 – March 2018)
Stephen W. Gauster	51	•	Executive Vice President and General Counsel of MetLife, Inc. (May 2018 – present)
		•	Senior Vice President and Interim General Counsel of MetLife, Inc. (July 2017 – May 2018)
		•	Senior Vice President and Chief Counsel, General Corporate Section of the Law Department of MetLife Group, Inc. (January 2016 – June 2017)
Steven J. Goulart	63	•	Executive Vice President and Chief Investment Officer of MetLife, Inc. (May 2011 – present)
		•	Head of the Portfolio Management Unit as Senior Managing Director of MLIC (January 2011 – April 2011)
Bill Pappas	52	•	Executive Vice President, Global Technology and Operations, of MetLife, Inc. (November 2019 – present)
		•	Head of Global Operations, Bank of America, a financial services company (February 2016 – November 2019)
Susan M. Podlogar	58	•	Executive Vice President and Chief Human Resources Officer of MetLife, Inc. (July 2017 – present)
		•	Vice President, Human Resources, Global Medical Devices, Johnson & Johnson, a medical devices, pharmaceutical and consumer products company (May 2016 – June 2017)
Kishore Ponnavolu	57	•	President, Asia, of MetLife, Inc. (September 2018 – present)
		•	Executive Vice President, Property & Casualty, of MetLife Group, Inc (November 2013 – August 2018)
Ramy Tadros	46	•	President, U.S. Business, of MetLife, Inc. (May 2019 – present)
		•	Executive Vice President and Chief Risk Officer of MetLife, Inc. (September 2017 – April 2019)
		•	Management Consultant, Oliver Wyman, Inc., a consulting company (September 1997 – July 2017)

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
The information on MetLife’s website, including MetLife’s Sustainability Report, is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document MetLife submits to the SEC, and any references to MetLife’s website are intended to be inactive textual references only.

Item 1A. Risk Factors
Any or each of the events described below may (or may continue to) adversely affect the global economy, global financial markets, our reputation, our regulatory, customer, or other relationships, our results of operations, our liquidity or cash flows, our statutory capital position, our ability to meet our obligations, our credit and financial strength ratings, our financial condition, or the market price of our common stock. The effects may vary depending on timing, product, market, region or segment.
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
Economic Environment and Capital Markets Risks
We May Face Difficult Economic Conditions
Market factors, including interest rates, credit spreads, equity prices, derivative prices and availability, real estate conditions, foreign currency exchange rates, consumer and government spending, business investment, volatility, disruptions and strength of the capital markets, deflation and inflation, and government actions in response thereto may inhibit revenue growth, reduce investment opportunities and result in investment losses, derivative losses, changes in insurance liabilities, impairments, increased valuation allowances, increases in reserves, reduced net investment income and changes in unrealized gain or loss positions.
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
Declining equity markets may decrease the account value of our products, reducing certain fees generated by these products, which may increase the level of insurance liabilities we carry, accelerate the amortization of deferred policy acquisition costs (“DAC”), and require us to increase funding to our captive reinsurers. Additionally, lower interest rates may reduce returns in fixed income investments.

Public Health Risks
Pandemics and other public health issues, and governmental, business, and consumer reactions to them, have affected and may continue to affect economic conditions. They have and may continue to cause illnesses and deaths, changes in consumer or business confidence, behavior and activity, changes to interest rates and other market risk factors, and governmental or other restrictions on economic activity for prolonged periods. Any of these issues may cause or exacerbate any of the difficult economic conditions we describe in these risk factors.
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
Interest rate increases may also harm our profitability. During rapidly increasing interest rates, we may not be able to replace the investments in our general account with higher yielding investments needed to fund the higher crediting rates required to stay competitive. This could result in a lower spread, lower profitability, decreased sales, and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals may increase as policyholders seek investments with higher perceived returns. This may result in cash outflows requiring the sale of investments on less favorable terms, resulting in investment losses. We may accelerate the amortization of DAC and value of business acquired (“VOBA”), reducing net income, harming our credit instrument covenants and rating agency assessment of our financial condition. Interest rate increases may harm the value of our investment portfolio, for example, by decreasing the estimated fair value of fixed income securities, and may increase our daily settlement payments on interest rate futures and cleared swaps, resulting in increased cash outflows and liquidity needs. Furthermore, if interest rates rise, our unrealized gains on fixed income securities may decrease and our unrealized losses may increase. We would recognize the accumulated change in estimated fair value of these fixed income securities in net income when we realize a gain or loss upon the sale of the security or we determine that the decline in estimated fair value is due to a credit loss. Finally, an increase in interest rates may decrease fee income associated with a decline in the value of variable annuity account balances invested in fixed income funds.
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
Real Estate Risks
Changes in leasable commercial space supply and demand, pandemics and other public health issues, creditworthiness of tenants and partners, capital markets volatility, interest rate fluctuations, commodity prices, farm incomes, housing and commercial property market conditions, and real estate investment supply and demand may adversely impact our investments in commercial, agricultural and residential mortgage loans, and real estate and real estate joint ventures.
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
Derivatives Risks
If our counterparties, clearing brokers or central clearinghouses fail or refuse to honor their obligations under our derivatives agreements, our risks may not be hedged. A counterparty, clearing broker, or central clearinghouse may become insolvent or otherwise unable or unwilling to make payments or to return collateral under the terms of derivatives agreements, increasing our costs. If the net estimated fair value of a derivative to which we are a party declines, we may need to pledge collateral or make payments. In addition, we may face increased costs to the extent we replace counterparties who suffer financial difficulties. Furthermore, our derivatives valuations may change based on changes to our valuation methodology or errors in such valuation or valuation methodology.
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
We May Not Meet Our Liquidity Needs, Access Capital, or May Face Significantly Increased Cost of Capital Due to Adverse Capital and Credit Market Conditions
In cases of volatility, disruption, or other conditions in global capital markets, we may have to seek additional financing, the availability and cost of which could be adversely affected by market conditions, regulatory considerations, availability of credit to our industry generally, our credit ratings and credit capacity, reduced business activity, or investment losses, and the perception of our financial prospects. Our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. We may not be able to successfully obtain additional financing we need on favorable terms or at all. We may be required to return significant amounts of cash collateral on short notice under securities lending or derivatives agreements or post collateral or make payments related to specified counterparty agreements.
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
We May Not Find Available, Affordable or Adequate Reinsurance to Protect Us Against Losses
Reinsurers may increase our reinsurance costs, or may decline to offer us reinsurance, due to policy changes related to pandemics or other public health issues (such as the COVID-19 pandemic), market conditions, or other factors. Our risk of loss may increase if we decrease the amount of our reinsurance. Any of these could harm our ability to write future business or result in the assumption of more risk with respect to the policies we issue.
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
Regulators have reacted and may continue to react to pandemics and other public health issues (such as the COVID-19 pandemic). They may require “no lapse” in policy coverage regardless of whether we receive premiums or are able to assess fees against policyholder account balances. They may extend insurance coverage beyond our policy or contract terms and may impose premium grace periods, suspend cancellations, lower or freeze premium rates, and extend proof of loss deadlines, including retroactively, exposing us to risks and costs we are unable to foresee or underwrite. We may also adopt customer accommodations, such as waiving exclusions, forgoing rate increases or implementing lower rate increases than we would otherwise, relaxing claim documentation requirements, relaxing eligibility criteria, granting premium credits, or other accommodations for customers experiencing economic or other distress. Regulators may restrict our underwriting on public policy or other grounds, excluding factors such as exposure, quarantine, infection, and association with others suffering public health-related effects.
Governmental bodies may delay acting on or implementing regulatory or policy changes due to pandemics or other public health issues, or because they are attending to pandemic or public health issues rather than to other topics. This may increase uncertainty, prolong deleterious regulations and policies, delay or prevent beneficial regulatory or policy changes, and create the potential for later, more rapid changes to which we find it more difficult to adjust.
Our New York insurance regulator’s annual SCL for year-end asset adequacy testing may impose unforeseen assumptions or requirements that require us to increase or release reserves, which could affect our statutory capital and surplus.
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
We May Face Increasing Litigation and Regulatory Investigations
Legal or regulatory actions, inquiries or investigations, whether ongoing or yet to come, could harm our reputation, ability to attract or retain customers or employees, business, financial condition, or results of operations, even if we ultimately prevail. Regulators or private parties may bring class actions, individual suits, or investigations seeking large recoveries alleging wrongs relating to sales or underwriting practices, claims payments and procedures, failure to adequately or appropriately supervise, inappropriate compensation contrary to licensing requirements, product design, disclosure, administration, investments, denial or delay of benefits, pandemic- or other public health-related practices (such as those related to the COVID-19 pandemic), data security incidents, discriminatory or inequitable practices, and breaches of fiduciary or other duties. We may be unable to anticipate the outcome of a litigation and the amount or range of loss because we do not know how adversaries, fact finders, courts, regulators, or others will evaluate evidence, the law, or accounting principles, and whether they will do so differently than we have.

We May Face Changes to Interest Rates, the Value of our Financial Instruments, the Competitiveness of our Products, the Performance of our Investments, and our Relationships Due to LIBOR’s Discontinuation and the Uncertainties in Our Transition to Alternative Reference Rates
The FCA, the U.K. regulator of LIBOR, and the ICE Benchmark Administration, the administrator of LIBOR, have announced the publication cessation dates for all U.S. Dollar and non-U.S. Dollar LIBOR settings. Most settings ceased at the end of December 2021 and the remaining U.S. Dollar settings (overnight and one-, three-, six- and 12-month U.S. Dollar LIBOR) will cease at the end of June 2023. We continue to actively transition to the alternative reference rates. Differences between LIBOR and the applicable alternative reference rates may impact the value of, return on, and markets for, a broad array of our products, our financial instruments, the instruments in which we invest, or interest rates on our borrowing or debt. The effects on our business and investments will vary depending on the transition of our existing LIBOR contracts to alternative reference rates, including the adequacy of LIBOR fallback provisions in such contracts and whether, how, and when industry participants adopt alternative reference rates for new products or instruments. Uncertainty regarding the continued use and reliability of LIBOR, regarding the calculation of the applicable interest rate or payment amount depending on the terms of the governing instruments, or regarding the application or effectiveness of alternative reference rates, could increase our costs, reduce the value of such instruments, or impair our cash or derivative positions. We may not effectively hedge or manage risks from differences among applicable alternative reference rates or timing of when such rates take effect.
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
Any such uncertainties or ineffective management may harm our reputation, our relationships with our investors, customers, or regulators, our financial condition, and our business operations.
Our Efforts to Meet Environmental, Social, and Governance Standards and to Enhance the Sustainability of our Businesses May Not Meet Investors' or Regulators' Expectations
Some of our shareholders, investors and customers, or those considering such a relationship with us, evaluate our business or other practices according to a variety of ESG standards and expectations. Some of our regulators have proposed or announced that they plan to propose ESG rules or announced that they intend to review our practices against ESG standards; others may yet do so. Further, we define our own corporate purpose, in part, by the sustainability of our practices and our impact on all our stakeholders.
Our investors or others may evaluate our practices by ESG criteria that are continually evolving and not always clear or readily measurable. These standards and expectations may also, as a whole, reflect contrasting or conflicting values or agendas. Our decisions or priorities must also necessarily, and simultaneously, take account of multiple business goals and interests. Our practices may not change in the particulars or at the rate stakeholders expect. As a result, our efforts to conduct our business in accordance with some or all these expectations may involve trade-offs. We may fail to meet our commitments or targets, and our policies and processes to evaluate and manage ESG standards in coordination with other business priorities may not prove completely effective or fully satisfy investors, regulators, or others. Customers and potential customers may be prohibited or choose not to do business with us based on our sustainability practices and related policies and actions. We may face adverse regulatory, investor, media, or public scrutiny leading to business, reputational, or legal challenges.
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
Our Subsidiaries May be Unable to Pay Dividends, a Major Component of Holding Company Free Cash Flow
If the cash MetLife, Inc. receives from its subsidiaries through dividends and other payments is insufficient for it to fund its debt service and other holding company obligations, MetLife, Inc. may have to issue debt or equity, or sell assets. MetLife, Inc. may also not meet its free cash flow or shareholder cash distribution goals.
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
Pandemics and other major public health issues (such as the COVID-19 pandemic) have affected and may continue to affect financial markets and our investment portfolio. These have increased and may continue to increase our risk of investment defaults, downgrades and volatility, and lower variable investment income and returns, and may cause or exacerbate any of the investment risks we describe in these risk factors.
Market volatility affects the value of or return on our investments. It may slow or prevent us from reacting to market events as effectively as we otherwise could. When we sell our investment holdings, we may not receive the prices we seek, and may sell at a price lower than our carrying value, due to reduced liquidity during periods of market volatility or disruption, or other reasons. Borrowers may delay or fail to pay principal and interest when due, or may demand loan modifications. Tenants may delay paying rent, or fail to pay it, or demand lease modifications. We may face moratoriums on foreclosures and other enforcement actions impairments, and loan or lease modifications, due to government action or market conditions. We may also encounter credit spread changes, increasing our borrowing costs and decreasing our product fee income. Issuer or guarantor default rates may increase.

We May Have Difficulty Selling Holdings in Our Investment Portfolio or in Our Securities Lending Program in a Timely Manner to Realize Their Full Value
When we sell holdings in our investment portfolio, we may not receive the price we seek and may sell at a price lower than our carrying value. We may face unfavorable conditions in privately-placed fixed income securities, private structured credit, certain derivative instruments, mortgage loans, policy loans, direct financing and leveraged leases, other limited partnership interests, tax credit and renewable energy partnerships, and real estate equity, including real estate joint ventures and funds. Our investments may suffer reduced liquidity during periods of market volatility or disruption or for other reasons. In addition, central banks' efforts to provide market liquidity or otherwise address market conditions may not be successful or sufficient. We may realize losses that harm our financial metrics, which could harm our compliance with our credit requirements and rating agency capital adequacy measures.
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
Pandemics and other public health issues (such as the COVID-19 pandemic) have caused and may continue to cause increased claims under many of our policies (for example, life, disability, leave, long-term care, major medical and supplemental health products), raising our resulting costs. Governments or others may fail to produce accurate population and impact data that we use in our estimates, assumptions, models, or reserves, such as death rates, infections, morbidity, hospitalization, or illness. This may cause or exacerbate any of the risks related to our estimates or assumptions. Pandemics and other public health issues may cause related or consequential long-term economic, social, political, policy, regulatory, business, demographic, or other changes to our claims or other areas subject to estimates, assumptions, models, or reserves. We may not accurately predict, prepare, and adjust to these changes.

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
We face other risks that may affect our global operations and investments, including those related to the imposition of tariffs or other barriers to international trade, changes to international trade agreements, uncertainties in intergovernmental organizations, pension system reforms, labor problems with workers’ associations or trade unions, and reliance on interconnected information systems and the security of such systems.
Expanding our operations to new businesses or jurisdictions may require considerable management time and expenses before significant, if any, revenues and earnings are generated, which may reduce management and financial resources available for other uses. Our operations in new or existing markets may be unprofitable or achieve low margins.
We May Face Competition for Business
Competitive pressures, based on a number of factors including service, product features, scale, price, financial strength, claims-paying ratings, credit ratings, e-business capabilities, name recognition, performance against ESG metrics, technology, adaptation in light of pandemics and other public health issues, and other factors, may adversely affect the persistency of our products and our ability to sell products in the future. We may be harmed by competition from other insurance companies, as well as non-insurance financial services companies, which may have a broader array of products, more competitive pricing, higher claims paying ability ratings, greater financial resources with which to compete, or pre-existing customer bases for financial services products. Additionally, we may lose purchasers of group insurance products that are underwritten annually due to more favorable terms from competitors. Furthermore, the investment management and securities brokerage businesses have relatively low barriers to entry and continually attract new entrants. Our customers and clients may engage other financial service providers, resulting in our loss of business.
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
We Face Technological Changes That Present New and Intensified Challenges and May Fail to Foresee or Adapt to These Changes
Our business operations rely on functioning and secure information systems and those of our vendors. Technological changes present us with new or intensified challenges, and if we are unable to foresee or adapt to these changes, our business, results of operations and financial condition may be adversely affected. For example, our assumptions, models and reserves may need to be modified if we are unable to accurately, timely, or completely process the increased volume and variety of information relating to our businesses, including information related to deaths, that new technological tools for data collection and analysis make available.
Similarly, our distribution channels may become more automated to increase flexibility of access to our services and products. We may incur significant costs to implement and adapt to such changes. If we are unsuccessful, our results of operations, competitive position, reputation and customer and distribution relationships may be harmed. Steps taken to adapt to these changes, such as changes to the method of collection and analysis of data, could also expose us to litigation or other regulatory and legal actions.

Technological changes may affect our business model and how we interact with existing or prospective customers, and evolving consumer preferences may require a redesign of our products and investment composition. For example, changes in energy technology and increasing consumer preferences for e-commerce may harm the profitability of some businesses. We may fail to adjust our investments accordingly or suffer stranded assets. If we are unable to update our business model to match evolving consumer preferences and purchasing behavior, our business, results of operations and financial condition may be adversely affected.
New technologies may impact the configuration of our information systems, and how they connect with those of our vendors, service providers and/or partners. Such technological developments may introduce or uncover information security vulnerabilities, which may result in breaches or increased costs associated with maintaining appropriate cybersecurity and data protection measures. Any such vulnerability that results in a security breach or failure of our information systems, or those of third parties on which we rely, may result in regulatory action, negative impacts to our business operations, and reputational harm.
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
Pandemics and other public health issues or other events may continue to cause a large number of illnesses or deaths. Hurricanes, windstorms, earthquakes, hail, tornadoes, explosions, severe winter weather, fires and man-made events such as riot, insurrection, or terrorist attacks may also cause catastrophic losses. An event that affects the workforce of one or more of our customers could increase our mortality or morbidity claims. Governmental and non-governmental organizations may not effectively mitigate catastrophes' effects.
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
We May Face Direct or Indirect Effects of Climate Change or Responses to It
Climate change may increase the frequency and severity of near- or long-term weather-related disasters, public health incidents, and pandemics, and their effects may increase over time. Climate change regulation may harm the value of investments we hold or harm our counterparties, including reinsurers, or increase our compliance costs. Our regulators may also increasingly focus their examinations on climate-related risks.
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

We May Be Required to Accelerate the Amortization of or Impair DAC, DSI, VOBA, VODA or VOCRA
Adverse changes to investment returns, mortality, morbidity, persistency, interest crediting rates, dividends paid to policyholders, expenses to administer the business, creditworthiness of reinsurance counterparties, significant or sustained equity market declines, significantly lower spreads, and certain other economic variables, such as inflation, may harm the gross profit or margins that we use to amortize DAC, deferred sales inducements (“DSI”) and VOBA. These factors could also cause an impairment of the value of distribution agreements acquired (“VODA”) or the value of customer relationships acquired (“VOCRA”). We may accelerate amortization or impair these assets in the period these occur.
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
Policyholders may also change their behavior in unexpected ways. For example, policyholders and contractholders seeking liquidity due to economic uncertainty or challenges may withdraw or surrender, change their premium payment practices, exercise product options, or take other actions at rates different from those we expect.
Operational Risks
Our Risk Management Policies and Procedures, or Our Models, May Leave Us Exposed to Unidentified or Unanticipated Risk
Our enterprise risk management and business continuity policies and procedures may not be sufficiently comprehensive and may not identify or adequately protect us from every risk to which we are exposed.
Pandemics and other public health issues (such as the COVID-19 pandemic), and authorities’ and people’s reactions thereto, have resulted in and may continue to result in remote, hybrid and/or flexible office working arrangements and other unusual conditions. These may strain our risk management and our business continuity plans, introduce or increase our operational and cybersecurity risks, and otherwise impair our ability to manage our business. They may increase the frequency and sophistication of attempts at unauthorized access to our technology systems. They may hinder our efforts to prevent money-laundering or other fraud, whether due to limited abilities to “know our customers,” strains on our programs to avoid and deter foreign corrupt practices, or otherwise, and may increase both our compliance costs and our risk of violations.
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

Pandemics and other public health issues (such as the COVID-19 pandemic) have increased, and may continue to increase, our administrative expenses and have impacted the reliability and efficacy of our operational processes. They may affect our employees, agents, brokers and distribution partners, vendors, other service providers and counterparties. We may have difficulties conducting our business, including continued challenges in selling some of our products, such as those traditionally sold in person. We may face increased workplace safety costs and risks, lose access to critical employees, and face increased employment-related claims and employee-relations challenges. Any of the third parties to whom we outsource certain critical business activities may fail to perform due to a force majeure or otherwise.
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
We may fail to attract, motivate and retain employees, develop talent, and plan for management succession. The institution of protocols relating to the COVID-19 pandemic and policies relating to workplace flexibility may exacerbate these concerns.
Notwithstanding our compliance with regulatory and accounting requirements in relation to internal controls and our conclusion that internal control over financial reporting is effective as of the date reported, there is a risk that the Company’s internal controls will prove ineffective and significant deficiencies or material weaknesses in internal controls may occur in the future.
We May Fail to Protect the Confidentiality and Integrity of Our Data, Including As a Result of a Failure in Our Cybersecurity or Other Information Security Systems or Our Disaster Recovery Plans or Those of Our Vendors
Our business is highly dependent upon the effective operation of our information systems, and those of our service providers, vendors, and other third parties. Our business relies on the proper functioning of these systems, including processing claims, transactions and applications, providing information to customers and distributors, performing actuarial analyses, and other core business functions. A failure in the security of such systems or a failure to maintain the security of such systems, or the confidential information stored thereon, may adversely affect our ability to conduct business, result in regulatory enforcement action, and harm our results of operations, financial condition and reputation.
We and our vendors, like other commercial entities, continue to be targeted by or subject to computer viruses or other malicious codes, unauthorized or fraudulent access, human errors, ransomware or cyber-attacks, and other breaches of cybersecurity and information security systems. Globally, the frequency, severity and sophistication of cybersecurity incidents have increased, and these trends may continue. While we have implemented, and we require our critical vendors to implement, what we believe to be effective cybersecurity and data protection measures, including a formal risk-based information security program, our efforts to minimize the risk of cyber-incidents and protect our information technology may be insufficient to prevent break-ins, attacks, fraud, security breaches or other unauthorized access to our and our vendors’ systems, including as a result of software code that contains vulnerabilities that are unknown to us or our vendors that may increase the potential of cyber-attacks or unauthorized access. We may not timely detect such incidents.
If we or our vendors fail to prevent, detect, address and mitigate such incidents, we may suffer significant financial and reputational harm. There is no assurance that our security measures or those of our vendors, including information security policies, administrative, technical and physical controls and other actions designed as preventative, will provide fully effective protection from such events.

In addition, we routinely transmit, receive and store personal, confidential and proprietary information by electronic means, including customers’ confidential health-related information. Although we attempt to keep such information confidential and secure, we may be unable to do so in all events, and we or our vendors may also fail to maintain adequate internal controls or comply with relevant policies and procedures designed to ensure the privacy of sensitive data. Such failure may result in our or our vendors’ intentional or unintentional disclosure or misuse of confidential information, as well as others’ misappropriation of such confidential information, which could damage our reputation, reduce demand for our products and services and subject us to significant legal and regulatory liability and expenses, which would harm our business, results of operations and financial condition.
We, our vendors, and our customers may suffer disasters such as a natural catastrophe, epidemic, pandemic, industrial accident, blackout, computer virus, terrorist attack, ransomware or cyber-attack, or war, and our disaster recovery systems may be insufficient to safeguard our ability to conduct normal business operations and maintain our critical business or information technology systems in such circumstances, particularly if such disasters affect computer-based data processing, transmission, storage and retrieval systems and/or destroy or otherwise adversely impact the confidentiality, integrity or availability of valuable data. Our ability to conduct business effectively and maintain the security, integrity, confidentiality or privacy of sensitive data could be severely compromised if, as a result of such disaster, key personnel are unavailable, or our vendors’ ability to provide goods and services and our associates’ ability to perform their job responsibilities are impaired. We may not carry business interruption insurance sufficient to protect us from all losses that may result from such interruptions, and any insurance for liability, operational and other risks may become less readily available or more expensive in the future.
We may not be able to reliably access all the documents and records in the information storage systems we use, whether electronic or physical. We may fail to obtain or maintain all the records we need to administer and establish appropriate reserves for benefits and claims accurately and timely. If a breach released any of our sensitive financial information, then customers, investors, or regulators may develop an inaccurate perception of our financial condition or results of operations. We could be compelled to publicly disclose information prematurely in order to dispel such inaccurate perceptions, or in order to fulfill our disclosure obligations, even if we do not believe the information is yet completely reliable or confirmed per our usual internal controls and disclosure controls. This may result in harm to our reputation.
Regulators’ or others’ scrutiny of cybersecurity, including new laws or regulations, could increase our compliance costs and operational burdens, especially as regulatory and legislative focus on cybersecurity matters intensifies. Regulators, customers, or others may act against us for any cybersecurity failures. We also have an increasing challenge of attracting and retaining highly qualified personnel to assist us in combating these security threats. Our continuous technological evaluations and enhancements, including changes designed to update our protective measures, may increase our risk of a breach or gap in our security. We may incur higher costs to comply with laws on, or regulators’ scrutiny of, our use, collection, management, or transfer of data and other privacy practices. We are continuously evaluating and enhancing our cybersecurity and information security systems and creating new systems and processes. However, there can be no assurance that these measures will be effective in preventing or limiting the impact of future cybersecurity incidents.
We May Face Changes in Accounting Standards
Authorities may change accounting standards that apply to us, and we may adopt changes earlier than required. Changes in accounting rules applicable to our business may have an adverse impact on our results of operations and financial condition. For a discussion of the impact of accounting pronouncements issued but not yet implemented, see Note 1 of the Notes to the Consolidated Financial Statements.
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
We May Change Our Pension and Other Postretirement Benefit Plans Assumptions
We may change our discount rate, rate of return on plan assets, mortality rate, compensation level or medical trends assumptions, harming our benefit plan estimates.
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
We may incur regulatory, mailing, or other costs related to the termination of the trust, distribution of the common stock held in the trust to beneficiaries and the resulting increase in the number of shareholders. The increase to our shareholder base with full voting rights may affect the outcome of matters brought to a stockholder vote and other aspects of our corporate governance.

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
At February 11, 2022, there were 73,512 stockholders of record of our common stock.
See Item 12 for information about our equity compensation plans.
Issuer Purchases of Equity Securities
Purchases of MetLife, Inc. common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended December 31, 2021 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 - October 31, 2021	3,641,852	$63.86	3,641,304	$2,475,046,203
November 1 - November 30, 2021	5,593,449	$63.01	5,593,449	$2,122,629,767
December 1 - December 31, 2021	10,204,843	$60.42	10,204,504	$1,506,100,095
Total	19,440,144		19,439,257
__________________
(1)During the periods October 1 through October 31, 2021, November 1 through November 30, 2021 and December 1 through December 31, 2021, separate account index funds purchased 548 shares, 0 shares and 339 shares, respectively, of MetLife, Inc. common stock on the open market in non-discretionary transactions.
(2)In August 2021, MetLife, Inc. announced that its Board of Directors authorized $3.0 billion of common stock repurchases. At December 31, 2021, MetLife, Inc. had $1.5 billion of common stock repurchases remaining under the authorization. For more information on common stock repurchases, see “Risk Factors — Capital Risks — We May Not be Able to Pay Dividends or Repurchase Our Stock Due to Legal and Regulatory Restrictions or Cash Buffer Needs,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Common Stock Repurchases” and Note 16 of the Notes to the Consolidated Financial Statements.
Common Stock Performance Graph
The graph and table below compare the total return on our common shares with the total return on the S&P Global Ratings (“S&P”) 500, S&P 500 Insurance, and S&P 500 Financials indices, respectively, for the five-year period ended on December 31, 2021. The graph and table show the total return on a hypothetical $100 investment in our common shares and in each index, respectively, on December 31, 2016, including the reinvestment of all dividends. The graph and table below shall not be deemed to be “soliciting material” or to be “filed,” or to be incorporated by reference in future filings with the SEC, or to be subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

CUMULATIVE TOTAL RETURN
Based upon an initial investment of $100 on December 31, 2016 with dividends reinvested
$300
$250
$200
$150
$100
$50
$0
31-Dec-16
31-Dec-17
31-Dec-18
31-Dec-19
31-Dec-20
31-Dec-21
MetLife, Inc.
S&P 500
S&P 500 Insurance
S&P 500 Financials

	As of December 31,
	2016	2017	2018	2019	2020	2021
MetLife, Inc. common stock	$100.00	$108.07	$91.03	$117.28	$113.27	$155.67
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
S&P 500 Insurance	100.00	116.19	103.17	133.48	132.90	175.58
S&P 500 Financials	100.00	122.18	106.26	140.40	138.02	186.38

Item 6. Reserved

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
For information relating to the Company’s financial condition and results of operations as of and for the year ended December 31, 2019, as well as for the year ended December 31, 2020 compared with the year ended December 31, 2019, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020.
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
In 2021 and 2020, we granted certain accommodations to our customers, borrowers and lessees, including (i) waiving exclusions, such as deferred rate increases, extending premium grace periods, waiving late payment fees, and relaxing claim documentation requirements, (ii) credits on insured dental premiums, (iii) payment deferrals and other loan modifications on certain commercial, agricultural and residential mortgage loans, and (iv) certain operating and direct financing lease concessions. See “— Results of Operations — Segment Results and Corporate & Other” for further information regarding the effect of the COVID-19 pandemic on our businesses. See also Note 8 of the Notes to the Consolidated Financial Statements for further information regarding COVID-19 pandemic-related mortgage loan concessions.
Current Year Highlights
During 2021, adjusted premiums, fees and other revenues, net of foreign currency fluctuations, decreased compared to 2020 driven by the disposition of MetLife P&C. Growth in our Group Benefits business in our U.S. segment and the acquisition of Versant Health, Inc. (“Versant Health”) resulted in higher adjusted premiums, fees and other revenues. Strong returns in our private equity and real estate portfolios resulted in improved investment yields. Results for 2021 also included the gain on the sale of MetLife P&C, favorable tax adjustments and the release of a legal reserve. Changes in long-term interest rates drove an unfavorable change in net derivative gains (losses). In addition, results in both years included a charge due to the impact of our annual actuarial assumption review. Underwriting experience was unfavorable and reflected impacts from the COVID-19 pandemic.

The following represents segment level results and percentage contributions to total segment level adjusted earnings available to common shareholders for the year ended December 31, 2021:

_______________
(1) Excludes Corporate & Other adjusted loss available to common shareholders of $399 million.
(2) Consistent with GAAP guidance for segment reporting, adjusted earnings is our GAAP measure of segment performance. For additional information, see Note 2 of the Notes to the Consolidated Financial Statements.

Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020

Consolidated Results - Highlights
Net income (loss) available to MetLife, Inc.’s common shareholders up $1.2 billion:

		•	Favorable change in net investment gains (losses) of $1.6 billion ($1.3 billion, net of income tax)

		•	Favorable change from annual actuarial assumption reviews of $97 million ($85 million, net of income tax)(2)

		•	Unfavorable change in net derivative gains (losses) of $3.6 billion ($2.8 billion, net of income tax)(3)

		•	Adjusted earnings available to common shareholders up $2.3 billion

(1) See “— Results of Operations — Consolidated Results” and “— Non-GAAP and Other Financial Disclosures” for reconciliations and definitions of non-GAAP financial measures.
(2) Includes amounts recognized in net derivative gains (losses) and adjusted earnings available to common shareholders. See “— Results of Operations — Consolidated Results — Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020 — Actuarial Assumption Review” for additional information.

(3) Includes amounts relating to investment hedge adjustments, which are also included in adjusted earnings available to common shareholders. See “— Investments— Current Environment— Investment Portfolio Results” for additional information.

Consolidated Results - Adjusted Earnings Highlights
Adjusted earnings available to common shareholders up $2.3 billion primarily due to (i) higher investment yields due to strong returns in our private equity and real estate portfolios, (ii) an increase in net investment income due to a larger average invested asset base, and (iii) lower interest credited expenses, partially offset by (i) unfavorable underwriting, which reflected impacts from the COVID-19 pandemic, and (ii) the disposition of MetLife P&C, which decreased adjusted earnings by $322 million.
•	Our results for 2021 also included the following:
	•	the favorable impact of tax adjustments totaling $140 million related to an IRS audit settlement and the non-cash transfer of assets from a wholly-owned U.K. investment subsidiary to its U.S. parent
	•	the unfavorable impact from our annual actuarial assumption review of $140 million, net of income tax.
	•	the favorable impact of a legal reserve release of $66 million
•	Our results for 2020 included the unfavorable impact from our annual actuarial assumption review of $203 million, net of income tax.
For a more in-depth discussion of our consolidated results, see “— Results of Operations — Consolidated Results,” “— Results of Operations — Consolidated Results — Adjusted Earnings” and “— Results of Operations — Segment Results and Corporate & Other.”
Consolidated Company Outlook
We continue to closely monitor developments relating to the COVID-19 pandemic and assess its impact on our business operations, investment portfolio and derivatives. See “— COVID-19 Pandemic.” Due to the continued uncertainty around the COVID-19 pandemic in 2022, we have excluded assumptions related to COVID-19 from our near-term targets.

While the economic projections of the Federal Reserve Board suggest that the interest rates will increase in 2022, a prolonged low interest rate environment still remains possible. We believe that our investment portfolio is highly diversified and positioned to perform well in a variety of economic scenarios, including disruptions caused by the COVID-19 pandemic. See “— Industry Trends — Impact of Market Interest Rates” for discussion of the mitigating actions the Company has taken to reduce interest rate sensitivity, as market interest rates are a key driver of our results.
As of December 31, 2021, we had $5.4 billion of cash and liquid assets at the holding companies which is above the high end of our $3.0 billion to $4.0 billion holding company cash target. In 2022, we expect to maintain this holding company cash target and expect to be at or above the high end of this range.
Our capital stress testing and longstanding commitment to liquidity position us to withstand a variety of economic conditions. We do not expect any material liquidity deficiencies, and we expect to remain able to comply with the financial covenants of our credit agreements. See “— Liquidity and Capital Resources.” We will continue reviewing accounting estimates, asset valuations and various financial scenarios for capital and liquidity implications. See “— Investments — Current Environment” and “Risk Factors” for additional information.
Assuming (i) interest rates following the observable forward yield curves as of December 31, 2021, including a 10-year U.S. Treasury rate of 1.51% at December 31, 2021, and 1.73% at December 31, 2022, (ii) a mid-single digit S&P 500 equity index annual return over the near-term, and (iii) positive low double digit private equity annual returns over the near-term consistent with historical long-term averages; we expect to maintain the two-year average annual ratio of free cash flow to adjusted earnings, excluding total notable items, at 65% to 75%. Due to higher 2021 adjusted earnings, we expect the 2021-2022 ratio to be at the lower end of the range before moving higher in 2022-2024. Based on the aforementioned assumptions, we continue to target an adjusted return on equity, excluding accumulated other comprehensive income (“AOCI”) other than foreign currency translation adjustments (“FCTA”), of 12% to 14% over the near-term. Lastly, we remain on track to generate approximately $20.0 billion of free cash flow over the time period of 2020 through 2024.
We are fully committed to achieving a full year direct expense ratio, excluding total notable items related to direct expenses and pension risk transfers, of less than 12.3% over the near-term.
Furthermore, we continue to execute on our Next Horizon Strategy, which was introduced at our December 2019 Investor Day.
Our outlook relies on the accuracy of our assumptions about future economic and business conditions, which can be affected by known and unknown risks and other uncertainties, such as those posed by the COVID-19 pandemic. Due to the evolving and highly uncertain nature of the COVID-19 pandemic and other factors, we will continually review our assumptions, implement mitigation plans, and take precautions. We may revise our outlook as we obtain more information regarding the effects of the COVID-19 pandemic, the effect and efficacy of efforts taken to respond to it, economic conditions, regulatory changes, and other events, and the impact of these events on our business operations, investment portfolio, derivatives, financial results and financial condition.
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
We are closely monitoring political and economic conditions that might contribute to global market volatility and impact our business operations, investment portfolio and derivatives, such as the COVID-19 pandemic and global inflation. See “— Investments — Current Environment.” We are also monitoring the imposition of tariffs or other barriers to international trade, changes to international trade agreements, and their potential impacts on our business, results of operations and financial condition.

Governments and central banks around the world responded to the COVID-19 pandemic with unprecedented fiscal and monetary policies, but many of these stimulus programs are now winding down due to global economic recovery and rising inflation. In the United States, the Federal Reserve Board has begun to reduce its asset purchases and will end all such purchases by March 2022. Additionally, the board members’ forecasts suggest the policy rate is likely to increase in 2022. The European Central Bank (“ECB”) also announced that it will end its pandemic asset purchase program by March 31, 2022; however, it plans to continue its net asset purchases at a slower pace through 2022 in order to ease the transition. The ECB has stated its willingness to maintain its policies despite inflation being currently above target levels, as economic activity and price levels continue to rebound from COVID-19 pandemic-depressed levels. The Bank of England raised interest rates in December 2021 to combat rising inflation and, as planned, ended its quantitative easing program in 2021. The Bank of England is expected to further raise policy interest rates in 2022. The EU also approved a regional stimulus package comprised of grants and low interest financing to member states, which became operational in mid-2021.
In Japan, the Bank of Japan has begun to taper its monetary easing program but does not plan to adjust interest rates despite the uncertainty regarding global inflation. In order to further enhance its effectiveness and sustainability, the Bank of Japan (i) introduced a program to promote lending which will enable the Bank of Japan to mitigate potential negative side effects of further reductions in short and long-term interest rates; (ii) has clarified the target range of yield curve fluctuations for the 10-year Japanese government bond, including an upper limit when necessary, and (iii) announced greater purchasing flexibility for exchange-traded funds and Japan real estate investment trusts.
Impact of Market Interest Rates
Market interest rates are a key driver of our results. Increases and decreases in such rates, as well as extended periods of stagnation, may impact our business and investments in various ways.
Effects of Inflation
Management believes that while inflation has not had a material effect on the Company’s consolidated results of operations, except insofar as inflation may affect interest rates, both rising interest rates and inflation will have a neutral to modest impact on our business. See “— Impact of a Rising Interest Rate Environment” and “— Interest Rate Scenarios.”
An increase in inflation could affect our business in several ways. In our group life and disability businesses, premiums increase as compensation levels of our customers’ employees increase. However, during inflationary periods, the value of fixed income investments falls which could increase realized and unrealized losses. Inflation also increases expenses for labor and other costs, potentially putting pressure on profitability if such costs cannot be passed through in our product prices. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally, and dispelling it may require governments to pursue a restrictive fiscal and monetary policy, which could constrain overall economic activity, inhibit revenue growth and reduce the number of attractive investment opportunities.
Impact of a Sustained Low Interest Rate Environment
Sustained periods of low U.S. interest rates may cause us to:
•Reduce the difference between interest credited to policyholders and interest earned on supporting assets (“gross margin”);
•Reinvest investment proceeds in lower yielding assets and experience higher frequency prepayment or redemption of assets in our portfolio;
•Increase our reserves related to policy liabilities, accelerate amortization of DAC and VOBA, and potentially impair intangible assets;
•Reduce interest expense, change pension and other post-retirement benefit calculations, and change derivative cash flows and market values;
•Change our product offerings, design features, crediting rates and sales mix; and
•Experience changing policyholder behavior, including surrender or withdrawal activity.

For additional discussion on gross margin and interest rate assumptions, as well as the potential impact of low interest rates, see “— Results of Operations — Consolidated Results — Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020 — Actuarial Assumption Review;” “Risk Factors — Economic Environment and Capital Markets Risks — We May Face Difficult Economic Conditions — Interest Rate Risks;” “Risk Factors — Business Risks — We May Be Required to Accelerate the Amortization of or Impair DAC, DSI, VOBA, VODA or VOCRA;” “Risk Factors — Business Risks — We May Be Required to Recognize an Impairment of Our Goodwill or Other Long-Lived Assets or to Establish a Valuation Allowance Against Our Deferred Income Tax Assets;” and “Risk Factors — Business Risks — We May Face Volatility, Higher Risk Management Costs, and Increased Counterparty Risk Due to Guarantees Within Certain of Our Products.”
Impact of a Rising Interest Rate Environment
Periods of rising U.S. interest rates may cause us to:
•Reinvest investment proceeds in higher yielding assets and experience lower frequency prepayment or redemption of assets in our portfolio;
•Decrease our reserves related to policy liabilities;
•Increase interest expense, change pension and other post-retirement benefit calculations, and change derivative cash flows and market values; and
•Change our product offerings, design features, crediting rates and sales mix.
For additional discussion on the potential impact of rising interest rates, see “Risk Factors — Investment Risks — We May Change Our Securities and Investments Valuation, or Take Allowances and Impairments on Our Investments, or Change Our Methodologies, Estimations, and Assumptions.”
Management Actions
To manage the impact of a changing U.S. interest rate environment, we maintain diversification across products, distribution channels, and geographies while proactively evaluating interest rate and product strategies. In addition, we apply disciplined asset/liability management (“ALM”) strategies, including the use of derivatives. Our ability to take such actions may be limited by competition, regulatory approval requirements, or minimum crediting rate guarantees and may not match the timing or magnitude of interest rate changes.
In addition to proactive management strategies, businesses within our Latin America, EMEA, and Asia (exclusive of our Japan business) segments help manage impacts to our consolidated results given their limited U.S. interest rate sensitivity.
For additional discussion on interest rate risk management and our ability to change interest crediting rates or dividend scales, see “Risk Factors — Economic Environment and Capital Markets Risks — We May Face Difficult Economic Conditions — Interest Rate Risks;” “— Policyholder Liabilities;” “— Risk Management;” and “Quantitative and Qualitative Disclosures About Market Risk — Management of Market Risk Exposures.”
Interest Rate Scenarios
To illustrate our sensitivity to U.S. interest rates, we compared the outcome of two hypothetical interest rate environments (the “Declining Interest Rate Scenario” and “Rising Interest Rate Scenario”) relative to our baseline economic assumptions (the “Base Scenario”) through 2024.
The Declining Interest Rate Scenario assumes U.S. interest rates for all maturities decline immediately on January 1, 2022 by 50 basis points compared to the Base Scenario through 2024. The Rising Interest Rate Scenario assumes U.S. interest rates rise immediately on January 1, 2022 by 50 basis points through 2024. Other than changing U.S. interest rates through 2024, all other economic assumptions are equivalent in the Base Scenario, Declining Interest Rate Scenario and Rising Interest Rate Scenario.

The following table compares the most relevant interest rate assumptions for the dates indicated:

	Years Ended December 31,
	2022			2023			2024
	Base Scenario	Declining Interest Rate Scenario	Rising Interest Rate Scenario	Base Scenario	Declining Interest Rate Scenario	Rising Interest Rate Scenario	Base Scenario	Declining Interest Rate Scenario	Rising Interest Rate Scenario
Three-month LIBOR	1.07%	0.57%	1.57%	1.60%	1.10%	2.10%	1.66%	1.16%	2.16%
10-year U.S. Treasury	1.73%	1.23%	2.23%	1.86%	1.36%	2.36%	1.96%	1.46%	2.46%
30-year U.S. Treasury	1.97%	1.47%	2.47%	2.00%	1.50%	2.50%	2.02%	1.52%	2.52%

Hypothetical Impact to Net Derivative Gains (Losses) and Adjusted Earnings
We estimate a net favorable impact to net derivative gains (losses) from non-VA program derivatives through 2024 for the hypothetical Declining Interest Rate Scenario. We hold significant positions in long-duration receive-fixed U.S. interest rate swaps, which are most sensitive to the 10-year and 30-year swap rates, to hedge reinvestment risk. We estimate a net unfavorable impact to net derivative gains (losses) from the non-VA program derivatives through 2024 for the hypothetical Rising Interest Rate Scenario. For purposes of the two hypothetical interest rate scenarios, we have excluded all VA program derivatives. For information regarding our VA and non-VA program derivatives, see “— Results of Operations — Consolidated Results.”
We estimate a net unfavorable impact to consolidated adjusted earnings through 2024 for the hypothetical Declining Interest Rate Scenario. The negative impact of reinvesting cash flows in lower yielding assets is partially offset by lowering interest crediting rates and dividend scales on products, and additional derivative income. We estimate a net favorable impact to consolidated adjusted earnings through 2024 for the hypothetical Rising Interest Rate Scenario. The positive impact of reinvesting cash flows in higher yielding assets is partially offset by increased interest crediting rates and dividend scales on products and lower derivative income.
The following table summarizes the hypothetical impact on net derivative gains (losses) and adjusted earnings for certain of our segments, as well as Corporate & Other, for the Declining Interest Rate Scenario:

	Years Ended December 31,
	2022	2023	2024
	(In millions - post-tax)
Net Derivative Gains (Losses):
Non-VA Program Derivatives	$555	$(55)	$(25)

Adjusted Earnings:
U.S.	$10	$(15)	$(25)
Group Benefits	(5)	(15)	(20)
RIS	15	—	(5)
Asia (Japan only)	—	(15)	(35)
MetLife Holdings	5	(10)	(30)
Corporate & Other	5	(5)	(15)
Total Adjusted Earnings Impact	$20	$(45)	$(105)

The following table summarizes the hypothetical impact on net derivative gains (losses) and adjusted earnings for certain of our segments, as well as Corporate & Other, for the Rising Interest Rate Scenario:

	Years Ended December 31,
	2022	2023	2024
	(In millions - post-tax)
Net Derivative Gains (Losses):
Non-VA Program Derivatives	$(445)	$20	$15

Adjusted Earnings:
U.S.	$(5)	$20	$20
Group Benefits	5	5	10
RIS	(10)	15	10
Asia (Japan only)	—	10	30
MetLife Holdings	(5)	15	30
Corporate & Other	(5)	5	15
Total Adjusted Earnings Impact	$(15)	$50	$95
Segments and Corporate & Other
The primary drivers impacting certain of our segments, as well as Corporate & Other, in the hypothetical interest rate scenarios are summarized below. Our Latin America, EMEA, and Asia (exclusive of our Japan business) segments are excluded given their limited U.S. interest rate sensitivity. For additional information regarding account values subject to minimum crediting rate guarantees, the maturity profile of fixed maturity securities available-for-sale (“AFS”), and the yield on invested assets, see “— Investments;” “— Policyholder Liabilities — Policyholder Account Balances;” and Note 8 of the Notes to the Consolidated Financial Statements.
U.S.
Group Benefits
Declining Interest Rate Scenario. Our group life insurance products are primarily renewable term policies. This provides repricing flexibility to mitigate the negative impact of reinvesting in lower yielding assets.
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
Rising Interest Rate Scenario. We reinvest our cash flows from our group insurance products in higher yielding assets, mitigating the impact of (i) higher interest crediting rates on, primarily, our retained asset accounts, and (ii) lower income from our derivative positions used to mitigate low interest rate margin compression.
Retirement and Income Solutions
This business contains both short- and long-duration products consisting of capital market products, pension risk transfers, structured settlements, and other benefit funding products.
The two hypothetical interest rate scenarios do not assume any additional ALM actions we may take to preserve margins.

Declining Interest Rate Scenario. A significant portion of short-duration products are managed on a floating rate basis, which mitigates gross margin compression. Our long-duration products have very predictable cash flows and we use both interest rate derivatives and asset/liability duration matching to mitigate gross margin compression. These mitigating strategies partially offset the negative impact of reinvesting in lower yielding assets. Based on our investment portfolios and expected cash flows, only a small portion of invested assets are subject to reinvestment risk through 2024.
Rising Interest Rate Scenario. Our long-duration products which have very predictable cash flows benefit from reinvesting in higher yielding assets, which is partially offset by the negative impact of lower income from derivative positions designed to protect against a low interest rate environment. A significant portion of our short-duration products are managed on a floating rate basis. The negative impact of higher crediting rates on these short-duration products is partially offset by higher income from derivative positions designed to protect against a rising interest rate environment.
Asia
Declining Interest Rate Scenario. Our Japan business offers traditional life insurance and accident & health products, many of which are U.S. dollar denominated. We experience gross margin compression to the extent our investment portfolios are U.S. interest rate sensitive and we are unable to offset the impact by lowering interest crediting rates. Additionally, we manage interest rate risk on our life products through a combination of product design features and ALM strategies.
Our Japan business also offers U.S. dollar denominated annuities which are predominantly single premium products with crediting rates set upon issuance. This allows for tightly managing product ALM, cash flows and net spreads, which mitigates interest rate risk.
Rising Interest Rate Scenario. For U.S. dollar denominated products, higher reinvestment rates on cash flows from these products more than offset the negative impacts of (i) higher interest crediting rates on such products, and (ii) lower income from derivative positions designed to protect against a low interest rate environment.
MetLife Holdings
Declining Interest Rate Scenario. Our interest rate sensitive life products include traditional and universal life products. Since most of our traditional life insurance is participating, we can mitigate gross margin compression by adjusting the applicable dividend scale. For our universal life products, we manage interest rate risk through a combination of product design features and ALM strategies, including the use of interest rate derivatives. Although we are able to mitigate gross margin compression by lowering interest crediting rates on certain in-force universal life policies, these actions may be partially offset by increased liabilities for policies with secondary guarantees.
Our annuity products experience gross margin compression primarily from deferred annuities with minimum crediting rate guarantees. Most of these contracts are at their minimum crediting rate, and therefore we use interest rate derivatives to partially mitigate gross margin compression.
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
Based on our investment portfolios and cash flow estimates, approximately 5% of our invested assets each year are subject to reinvestment risk through 2024.
Rising Interest Rate Scenario. Higher reinvestment rates on cash flows, over time, more than offset the negative impacts of (i) higher interest crediting rates, and (ii) lower income from derivative positions designed to protect against a low interest rate environment.

Corporate & Other
Corporate & Other contains the surplus investment portfolios used to fund capital and liquidity needs, certain reinsurance agreements, collateral financing arrangements, and our outstanding debt and preferred securities. For purposes of the two hypothetical interest rate scenarios, the preferred stock dividend impact is excluded and the impact on pension and postretirement plan expenses is included within Corporate & Other and not allocated across segments.
Declining Interest Rate Scenario. The negative impact of reinvesting in lower yielding assets, over time, more than offset the positive impact of lower interest expense on debt and lower pension expense. Although low interest rates result in pension and other postretirement benefit liabilities increasing, the impact is more than offset by the corresponding returns on fixed income investments and results in lower expenses.
Rising Interest Rate Scenario. The positive impact of reinvesting in higher yielding assets, over time, more than offsets the negative impact of higher interest expense on debt and higher pension expense. Although higher interest rates result in pension and other postretirement benefit liabilities decreasing, the impact is, over time, more than offset by the corresponding returns on fixed income investments and results in higher expenses.
Competitive Pressures
The life insurance industry remains highly competitive. See “Business — Competition.” Product development is focused on differentiation leading to more intense competition with respect to product features and services. Certain of the industry’s products can be quite homogeneous and subject to intense price competition. Cost reduction efforts are a priority for industry players, with benefits resulting in price adjustments to favor customers and reinvestment capacity. Larger companies have the ability to invest in brand equity, product development, technology optimization, risk management, and innovation, which are among the fundamentals for sustained profitable growth in the life insurance industry. Insurers are focused on their core businesses, specifically in markets where they can achieve scale. Insurers are increasingly seeking alternative sources of revenue; there is a focus on monetization of assets, fee-based services, and opportunities to offer comprehensive solutions, which include providing value-added services along with traditional products. Financial strength and flexibility and technology modernization are prerequisites for sustainable growth in the life insurance industry. Larger market participants tend to have the capacity to invest in analytics, distribution, and information technology and have the ability to leverage the capabilities of new digital entrants. There is a shift in distribution from proprietary to third party models in mature markets, due to the lower cost structure. Evolving customer expectations are having a significant impact on the competitive environment as insurers strive to offer the superior customer service demanded by an increasingly sophisticated industry client base. Rising demands from stakeholders to address ESG issues have resulted in insurers expanding their sustainability efforts. Legislative and other changes affecting the regulatory environment can also affect the competitive environment within the life insurance industry and within the broader financial services industry. See “Business — Regulation.” We believe that the current low interest rate environment and increased volatility of the financial markets, as a result of the COVID-19 pandemic, will continue to strain the life insurance industry, as well as the broader financial services industry. In addition to financial strength, technological efficiency and organizational agility, we believe that the ability to adapt to changes in the competitive environment as a result of the COVID-19 pandemic is a significant differentiator to success in the life insurance industry and the broader financial services industry, and we are well positioned to compete in this environment.
Regulatory Developments
In the United States, our life insurance companies are regulated primarily at the state level, with some products and services also subject to federal regulation. As life insurers introduce new and often more complex products, regulators refine capital requirements and introduce new reserving standards for the life insurance industry. Laws and regulations recently adopted or currently under review can potentially impact the statutory reserve and capital requirements of the industry. See “Risk Factors — Regulatory and Legal Risks — Changes in Laws or Regulation, or in Supervisory and Enforcement Policies, May Reduce Our Profitability, Limit Our Growth, or Otherwise Adversely Affect Us.” Regulators have also undertaken market and sales practices reviews of several markets or products, including equity-indexed annuities, variable annuities and group products and, in some states, instituted a moratorium on new reserve financing transactions. See “Business — Regulation,” “Risk Factors — Economic Environment and Capital Markets Risks — Our Statutory Life Insurance Reserve Financings Costs May Increase, and We May Find Limited Market Capacity for New Financings,” “Risk Factors — Regulatory and Legal Risks — Changes in Laws or Regulation, or in Supervisory and Enforcement Policies, May Reduce Our Profitability, Limit Our Growth, or Otherwise Adversely Affect Us” and “— Liquidity and Capital Resources — The Company — Capital — Affiliated Captive Reinsurance Transactions.”

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

Traditional long-duration and limited-payment contracts comprise approximately 70% of MetLife’s liabilities for future policyholder benefits. For such contracts, original assumptions developed at the time of issue are locked-in and used in all future liability calculations provided the resulting liabilities are adequate to provide for future benefits and expenses (i.e., there is no premium deficiency). Therefore, liabilities for these products would not be impacted by changes in assumptions unless such change would result in an adverse impact that would trigger an establishment of a premium deficiency reserve. Favorable experience for traditional long-duration and limited-payment contracts would have no impact on liabilities given that the current assumption is required to remain locked-in, however the positive experience would be reflected in net income over the life of the policies in force.
We have performed sensitivity tests on our traditional long-duration and limited-payment contracts to demonstrate the impact of the Declining Interest Rate Scenario and the Rising Interest Rate Scenario. These tests show the resulting change in net derivative gains (losses) and adjusted earnings versus the Base Scenario. These results are included in “— Industry Trends — Impact of Market Interest Rates — Interest Rate Scenarios.”
Our traditional life and other participating blocks comprise approximately 25% of our future policyholder benefit liabilities. For these contracts, MetLife’s risk of adverse experience may be mitigated through adjustments to the dividend scales.
For all insurance assets and liabilities, MetLife holds capital and surplus to mitigate potential adverse experience development. The Company’s approaches for managing liquidity and capital are described in “— Liquidity and Capital Resources.”
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

Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period, which can result in significant fluctuations in amortization of DAC and VOBA. Our practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations but is only changed when sustained interim deviations are expected. We monitor these events and only change the assumption when our long-term expectation changes. The effect of an increase (decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease (increase) in the DAC and VOBA amortization with an offset to our unearned revenue liability which nets to approximately $30 million. We use a mean reversion approach to separate account returns where the mean reversion period is five years with a long-term separate account return after the five-year reversion period is over. The current long-term rate of return assumption for the variable universal life contracts and variable deferred annuity contracts is 5.75%.
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
At December 31, 2021 and 2020, DAC and VOBA for the Company was $16.1 billion and $16.4 billion, respectively. The following illustrates the effect on DAC and VOBA of changing each of the respective assumptions, as well as updating estimated gross margins or profits with actual gross margins or profits during the years ended December 31, 2021 and 2020. Increases (decreases) in DAC and VOBA balances, as presented below, resulted in a corresponding decrease (increase) in amortization.

	Years Ended December 31,
	2021	2020
	(In millions)
General account investment return	$(197)	$(285)
Separate account investment return	32	40
Net investment/Net derivative gains (losses) and GMIB	(93)	(28)
In-force/Persistency	77	(32)
Policyholder dividends, expense and other	(22)	(29)
Total	$(203)	$(334)

Items contributing to the changes to DAC and VOBA amortization in 2021 consisted of the following:
•Net increase in amortization of $197 million mostly due to the annual actuarial assumption review relating to the general account long-term investment rates of return.
•Net increase in amortization of $93 million associated with net investment/net derivative gains (losses) and GMIB, primarily driven by the following:
◦A decrease in amortization of approximately $10 million associated with gains from GMIB hedges and the decreases in GMIB obligations.
◦Net increase in amortization of approximately $100 million from other investment activities.

Items contributing to the changes to DAC and VOBA amortization in 2020 consisted of the following:
•Net increase in amortization of $285 million mostly due to the annual actuarial assumption review relating to the general account long-term investment rates of return
Our DAC and VOBA balance is also impacted by unrealized investment gains (losses) and the amount of amortization which would have been recognized if such gains and losses had been realized. The decrease in unrealized investment gains (losses) increased the DAC and VOBA balance by $822 million in 2021.The increase in unrealized investment gains (losses) decreased the DAC and VOBA balance by $1.3 billion in 2020. See Notes 5 and 8 of the Notes to the Consolidated Financial Statements for information regarding the DAC and VOBA offset to unrealized investment gains (losses).
Estimated Fair Value of Investments
In determining the estimated fair value of our investments, fair values are based on unadjusted quoted prices for identical investments in active markets that are readily and regularly obtainable. When such unadjusted quoted prices are not available, estimated fair values are based on quoted prices in markets that are not active, quoted prices for similar but not identical investments, or other observable inputs. If these inputs are not available, or observable inputs are not determinable, unobservable inputs and/or adjustments to observable inputs requiring significant management judgment, including assumptions or estimates, are used to determine the estimated fair value of investments. Unobservable inputs are based on management’s assumptions about the inputs market participants would use in pricing such investments. The methodologies, assumptions and inputs utilized are described in Note 10 of the Notes to the Consolidated Financial Statements.
For the vast majority of our investments, sensitivity analysis regarding unobservable inputs is not necessary or appropriate, as they are valued using quoted prices, as described above. Quantitative information about the significant unobservable inputs used in fair value measurement and the sensitivity of the estimated fair value to changes in those inputs for the more significant asset and liability classes measured at estimated fair value on a recurring basis is presented in Note 10 of the Notes to the Consolidated Financial Statements.
Financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity. Our ability to sell investments, or the price ultimately realized for investments, depends upon the demand and liquidity in the market and increases the use of judgment in determining the estimated fair value of certain investments.
Investment Allowance for Credit Loss and Impairments
The significant estimates and inherent uncertainties related to our evaluation of credit loss and impairments on our investment portfolio are summarized below. See “Quantitative and Qualitative Disclosures About Market Risk” for information regarding the sensitivity of our fixed maturity securities and mortgage loan portfolios to changes in interest rates and foreign currency exchange rates.
Fixed Maturity Securities
The assessment of whether a credit loss has occurred is based on our case-by-case evaluation of whether the net amount expected to be collected is less than the amortized cost basis. We consider a wide range of factors about the security issuer and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. In accordance with credit loss guidance adopted January 1, 2020, we evaluate credit loss by considering information that changes from time to time about past events, current and forecasted economic conditions, and we measure credit loss by estimating recovery value using a discounted cash flow analysis. We estimate recovery value based on our best estimate of future cash flows, which is inherently subjective, and methodologies can vary depending on the facts and circumstances specific to each security. In accordance with this credit loss guidance, we record an ACL for the amount of the credit loss instead of recording a reduction of the amortized cost as an impairment. The evaluation processes, measurement methodologies, significant inputs and significant judgments and assumptions used to determine the amount of credit loss are described in Notes 1 and 8 of the Notes to the Consolidated Financial Statements. The determination of the amount of ACL is subjective as it includes our estimates and assumptions and assessment of known and inherent risks. We revise these evaluations as conditions change and new information becomes available. The valuation of our fixed maturity securities portfolio is sensitive to changes in interest rates and the estimated fair value of the portion of our fixed maturities securities portfolio that is foreign denominated, is sensitive to changes in foreign currency exchange rates.

Prior to adopting the credit loss guidance, we applied the other than temporary impairment model, where credit loss was recognized when it was anticipated that amortized cost of the security would not be recovered. The credit loss evaluation process and the measurement of credit loss are generally similar under the credit loss guidance and the other than temporary impairment model.
Mortgage Loans
The ACL is established both for pools of loans with similar risk characteristics and for loans with dissimilar risk characteristics, collateral dependent loans and reasonably expected troubled debt restructurings, individually on a loan specific basis. We record an allowance for expected lifetime credit loss in an amount that represents the portion of the amortized cost basis of mortgage loans that we do not expect to collect, resulting in mortgage loans being presented at the net amount expected to be collected. In accordance with credit loss guidance adopted January 1, 2020, to determine the mortgage loan ACL, we apply significant judgement to estimate expected lifetime credit loss over the contractual term of our mortgage loans adjusted for expected prepayments and any extensions; and we consider past events and current and forecasted economic conditions which are subject to inherent uncertainty and which necessarily change from time to time. The ACL methodologies, significant inputs and significant judgements and assumptions used to determine the amount of credit loss are described in Notes 1 and 8 of the Notes to the Consolidated Financial Statements. The determination of the amount of ACL is subjective as it includes our estimates and assumptions and assessment of known and inherent risks. We revise these estimates as conditions change and new information becomes available. The estimated fair value of our mortgage loan portfolio is sensitive to changes in interest rates and the estimated fair value of the portion of our mortgage loan portfolio that is foreign denominated, is sensitive to changes in foreign currency exchange rates.
Prior to adopting the credit loss guidance, we used the incurred loss model, where credit loss was recognized when incurred (when it was probable, based on current information and events, that all amounts due under the loan agreement would not be collected). The credit loss evaluation process and the measurement of credit loss are generally similar under the credit loss guidance and the incurred loss model, except that the credit loss guidance requires recording an ACL for expected lifetime credit loss.
Real Estate, Leases and Other Asset Classes
The determination of the amount of ACL on leases and impairments on real estate and the remaining asset classes is highly subjective and is based upon our quarterly evaluation and assessment of known and inherent risks associated with the respective asset class. The evaluation processes, measurement methodologies, significant inputs and significant judgments and assumptions used to determine the amount of ACL and impairments are described in Notes 1 and 8 of the Notes to the Consolidated Financial Statements. Such evaluations and assessments are revised as conditions change and new information becomes available.
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
The table below illustrates the impact that a range of reasonably likely variances in credit spreads would have on our consolidated balance sheet, excluding the effect of income tax, related to the embedded derivative valuation on certain variable annuity products measured at estimated fair value. In determining the ranges, we have considered current market conditions, as well as the market level of spreads that can reasonably be anticipated over the near term. The ranges do not reflect extreme market conditions, as we do not consider those to be reasonably likely events in the near future.
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

	Changes in Balance Sheet Carrying Value At December 31, 2021
	Policyholder Account Balances	DAC and VOBA
	(In millions)
100% increase in our credit spread	$320	$(6)
As reported	$422	$34
50% decrease in our credit spread	$487	$55

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
For purposes of goodwill impairment testing, if the carrying value of a reporting unit exceeds its estimated fair value, an impairment charge would be recognized for the amount by which the carrying value exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. Additionally, the Company will consider income tax effects from any tax-deductible goodwill on the carrying value of the reporting unit when measuring the goodwill impairment loss, if applicable. The key inputs, judgments and assumptions necessary in determining estimated fair value of the reporting units include projected adjusted earnings, current book value, the level of economic capital required to support the mix of business, long-term growth rates, comparative market multiples, the account value of in-force business, projections of new and renewed business, as well as margins on such business, interest rate levels, credit spreads, equity market levels, and the discount rate that we believe is appropriate for the respective reporting unit.
We apply significant judgment when determining the estimated fair value of our reporting units and when assessing the relationship of market capitalization to the aggregate estimated fair value of our reporting units. The valuation methodologies utilized are subject to key judgments and assumptions that are sensitive to change. Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based may differ in some respects from actual future results. Depending upon the reporting segment, a change in market conditions, including equity market returns, interest rate levels, market volatility including foreign currency, as well as policyholder behavior and mortality could result in a decline in the estimated fair value of any of our reporting units. Declines in the estimated fair value of our reporting units could result in goodwill impairments in future periods which could materially adversely affect our results of operations or financial position.
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

We determine the expected rate of return on plan assets based upon an approach that considers inflation, real return, term premium, credit spreads, equity risk premium and capital appreciation, as well as expenses, expected asset manager performance, asset weights and the effect of rebalancing. Given the amount of plan assets as of December 31, 2020, the beginning of the measurement year, if we had assumed an expected rate of return for both our pension and other postretirement benefit plans that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our net periodic benefit costs in 2021 would have been as follows:

	Year Ended December 31, 2021
	Increase/(Decrease) in Net Periodic Pension Cost	Increase/(Decrease) in Net Other Postretirement Benefit Cost
	(In millions)
Increase in expected rate of return by 100 bps	$(105)	$(14)
Decrease in expected rate of return by 100 bps	$105	$14

This table considers only changes in our assumed long-term rate of return given the level and mix of invested assets at the beginning of the year, without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed long-term rate of return.
We determine the discount rates used to value the Company’s pension and postretirement obligations, based upon rates commensurate with current yields on high quality corporate bonds. Given our pension and postretirement obligations as of December 31, 2020, the beginning of the measurement year, if we had assumed a discount rate for both our pension and postretirement benefit plans that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our net periodic benefit costs would have been as follows:

	Year Ended December 31, 2021
	Increase/(Decrease) in Net Periodic Pension Cost	Increase/(Decrease) in Net Other Postretirement Benefit Cost
	(In millions)
Increase in discount rate by 100 bps	$(88)	$(2)
Decrease in discount rate by 100 bps	$79	$6

Given our pension and postretirement obligations as of December 31, 2021, the end of the measurement year, if we had assumed a discount rate for both our pension and postretirement benefit plans that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our benefit obligations would have been as follows:

	Year Ended December 31, 2021
	Increase/(Decrease) in Pension Benefit Obligation	Increase/(Decrease) in Other Postretirement Benefit Obligation
	(In millions)
Increase in discount rate by 100 bps	$(1,299)	$(121)
Decrease in discount rate by 100 bps	$1,574	$149

These tables consider only changes in our assumed discount rates without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed discount rate. The assumptions used may differ materially from actual results due to, among other factors, changing market and economic conditions and changes in participant demographics. These differences may have a significant impact on the Company’s consolidated financial statements and liquidity.
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
If there were a 1% increase in the global effective income tax rate, the change would have resulted in an approximate $411 million increase in the deferred income tax liabilities balance at December 31, 2021.
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
Acquisitions and Dispositions
Acquisitions
Pending Ownership Increase of PNB MetLife
In October 2021, the Company entered into a share purchase agreement to acquire approximately 15.0% ownership in PNB MetLife India Insurance Company Limited (“PNB MetLife”). Upon completion of the transaction, the Company’s ownership in PNB MetLife, an operating joint venture accounted for under the equity method, will increase to approximately 47.0%. The transaction will close upon receipt of all necessary regulatory approvals and satisfaction of other closing conditions. This transaction supports the Company’s continued growth in India and will enable us to deliver more value for our customers, partners and shareholders.
Acquisition of Versant Health
For information regarding the Company’s December 2020 acquisition of Versant Health, see Note 3 of the Notes to the Consolidated Financial Statements.
Acquisition of PetFirst
In January 2020, the Company completed the acquisition of PetFirst Healthcare, LLC (“PetFirst”), a fast-growing pet health insurance administrator.
Dispositions
Pending Disposition of MetLife Poland and Disposition of MetLife Greece
For information regarding the Company's pending disposition of MetLife Poland and disposition of MetLife Greece, reported as held-for-sale, see Notes 1 and 3 of the Notes to the Consolidated Financial Statements.
Disposition of MetLife Seguros
For information regarding the Company's September 2021 disposition of MetLife Seguros, see Note 3 of the Notes to the Consolidated Financial Statements.

Disposition of MetLife P&C
For information regarding the Company's April 2021 disposition of MetLife P&C, which was reported as held-for-sale, see Notes 1 and 3 of the Notes to the Consolidated Financial Statements.
Disposition of MetLife Russia
For information regarding the Company's January 2021 disposition of MetLife Russia, see Note 3 of the Notes to the Consolidated Financial Statements.
Disposition of MetLife Seguros de Retiro
For information regarding the Company's October 2020 disposition of one of its wholly-owned Argentinian subsidiaries, MetLife Seguros de Retiro S.A. (“MetLife Seguros de Retiro”), see Note 3 of the Notes to the Consolidated Financial Statements.

Results of Operations
Consolidated Results

	Years Ended December 31,
	2021	2020
	(In millions)
Revenues
Premiums	$42,009	$42,034
Universal life and investment-type product policy fees	5,756	5,603
Net investment income	21,395	17,117
Other revenues	2,619	1,849
Net investment gains (losses)	1,529	(110)
Net derivative gains (losses)	(2,228)	1,349
Total revenues	71,080	67,842
Expenses
Policyholder benefits and claims and policyholder dividends	44,830	42,551
Interest credited to policyholder account balances	5,538	5,214
Capitalization of DAC	(2,718)	(3,013)
Amortization of DAC and VOBA	2,555	3,160
Amortization of negative VOBA	(34)	(45)
Interest expense on debt	920	913
Other expenses	11,863	12,135
Total expenses	62,954	60,915
Income (loss) before provision for income tax	8,126	6,927
Provision for income tax expense (benefit)	1,551	1,509
Net income (loss)	6,575	5,418
Less: Net income (loss) attributable to noncontrolling interests	21	11
Net income (loss) attributable to MetLife, Inc.	6,554	5,407
Less: Preferred stock dividends	195	202
Preferred stock redemption premium	6	14
Net income (loss) available to MetLife, Inc.’s common shareholders	$6,353	$5,191

Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020
During 2021, net income (loss) increased $1.2 billion from 2020, primarily driven by favorable changes in adjusted earnings and net investment gains (losses), as well as a favorable change from our annual actuarial assumption reviews, partially offset by an unfavorable change in net derivative gains (losses), net of investment hedge adjustments.
Management of Investment Portfolio and Hedging Market Risks with Derivatives. See “— Investments — Overview” for a discussion of the management of our investment portfolio.
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
We continuously review and refine our hedging strategy in light of changing economic and market conditions, evolving NAIC and NYDFS statutory requirements, and accounting rule changes. As a part of our current hedging strategy, we maintain portfolio level derivatives in our macro hedge program. These macro hedge program derivatives, which are included in the non-VA program derivatives section of the table below, mitigate the potential deterioration in our capital positions from significant adverse economic conditions.
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

	Years Ended December 31,
	2021	2020
	(In millions)
Non-VA program derivatives
Interest rate	$(1,075)	$2,880
Foreign currency exchange rate	(429)	(148)
Credit	85	(76)
Equity	(771)	(1,005)
Non-VA embedded derivatives	37	(80)
Total non-VA program derivatives	(2,153)	1,571
VA program derivatives
Market risks in embedded derivatives	1,006	139
Nonperformance risk adjustment on embedded derivatives	(17)	(10)
Other risks in embedded derivatives	(279)	(159)
Total embedded derivatives	710	(30)
Freestanding derivatives hedging embedded derivatives	(785)	(192)
Total VA program derivatives	(75)	(222)
Net derivative gains (losses)	$(2,228)	$1,349

The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $3.7 billion ($2.9 billion, net of income tax). This was primarily due to long-term rates increasing in 2021 versus decreasing significantly in 2020. This unfavorably impacted the estimated fair value of receive fixed interest rate swaps and options. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the items being hedged.

The favorable change in net derivative gains (losses) on VA program derivatives was $147 million ($116 million, net of income tax). This was due to a favorable change of $274 million ($216 million, net of income tax) in market risks in embedded derivatives, net of freestanding derivatives that hedge market risks in embedded derivatives, partially offset by (i) an unfavorable change of $120 million ($95 million, net of income tax) in other risks in embedded derivatives, (primarily policyholder behavior and other non-market risks that generally cannot be hedged), and (ii) an unfavorable change of $7 million ($5 million, net of income tax) in the nonperformance risk adjustment included in the valuation of embedded derivatives.
The aforementioned $274 million ($216 million, net of income tax) favorable change reflects an $867 million ($684 million, net of income tax) favorable change in market risks in embedded derivatives, partially offset by a $593 million ($468 million, net of income tax) unfavorable change in freestanding derivatives that hedge market risks in embedded derivatives.
The primary changes in market factors affecting the valuation of VA program derivatives are summarized as follows:
•Key equity index levels increased more in 2021 compared with 2020, contributing to a favorable change in our embedded derivatives and an unfavorable change in our freestanding derivatives. For example, the S&P 500 Index increased 27% in 2021 and increased 16% in 2020.
•Long-term interest rates increased in 2021 versus decreased significantly in 2020, contributing to a favorable change in our embedded derivatives and an unfavorable change in our freestanding derivatives. For example, the 30-year U.S. swap rate increased 33 basis points in 2021 and decreased 69 basis points in 2020.
The aforementioned $120 million ($95 million, net of income tax) unfavorable change in other risks in embedded derivatives reflects actuarial assumption updates and a combination of factors, such as fees deducted from accounts, changes in the benefit base, premiums, lapses, withdrawals and deaths, in addition to changes to cross-effect, basis mismatch, risk margin and fund allocation.
The aforementioned $7 million ($5 million, net of income tax) unfavorable change in the nonperformance risk adjustment on embedded derivatives resulted from an unfavorable change of $45 million, before income tax, related to model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, partially offset by a favorable change of $38 million, before income tax, related to changes in our own credit spread.
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
Net Investment Gains (Losses). The favorable change in net investment gains (losses) of $1.6 billion ($1.3 billion, net of income tax) primarily reflects (i) the 2021 gain on the disposition of MetLife P&C, (ii) increased gains on sales of real estate investments in 2021, (iii) lower provision for mortgage loan credit loss in 2021 compared to 2020, and (iv) mark-to-market gains in 2021 compared to mark-to-market losses in 2020 on equity securities, which are measured at estimated fair value through net income (loss). These favorable changes were partially offset by 2021 losses on the dispositions of MetLife Seguros and MetLife Greece and on the pending disposition of MetLife Poland, as well as lower gains on sales of fixed maturity securities compared to 2020.

Divested Businesses. Income (loss) before provision for income tax related to divested businesses, excluding net investment gains (losses) and net derivative gains (losses), increased $92 million ($76 million, net of income tax) to $62 million ($53 million, net of income tax) in 2021 from a loss of $30 million ($23 million, net of income tax) in 2020. Included in this increase was an increase in total revenues of $996 million, before income tax, and an increase in total expenses of $904 million, before income tax. Divested businesses primarily included activity related to the disposition of MetLife P&C in 2021.
Taxes. Our 2021 effective tax rate on income (loss) before provision for income tax was 19%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax benefits from tax credits, non-taxable investment income, an IRS audit settlement, the non-cash transfer of assets from a wholly-owned U.K. investment subsidiary to its U.S. parent and the corporate tax deduction for stock compensation, partially offset by tax charges from foreign earnings taxed at different rates than the U.S. statutory rate, the dispositions of MetLife P&C, MetLife Seguros and MetLife Greece and the pending disposition of MetLife Poland. Our 2020 effective tax rate on income (loss) before provision for income tax was 22%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax charges from foreign earnings taxed at different rates than the U.S. statutory rate and the dispositions of MetLife Seguros de Retiro and MetLife Russia, partially offset by tax benefits from tax credits, non-taxable investment income, the finalization of bankruptcy proceedings for a leveraged lease investment and the impact from an IRS audit matter.
Actuarial Assumption Review. Results for 2021 include a $281 million ($216 million, net of income tax) charge associated with our annual review of actuarial assumptions related to reserves and DAC, of which a $2 million ($1 million, net of income tax) loss was recognized in net derivative gains (losses).
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

Adjusted Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use adjusted earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of adjusted earnings and other financial measures based on adjusted earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings and other financial measures based on adjusted earnings allow analysis of our performance relative to our business plan and facilitate comparisons to industry results. Adjusted earnings should not be viewed as a substitute for net income (loss). Adjusted earnings available to common shareholders and adjusted earnings available to common shareholders on a constant currency basis should not be viewed as substitutes for net income (loss) available to MetLife, Inc.’s common shareholders. Adjusted earnings available to common shareholders increased $2.3 billion, net of income tax, to $8.0 billion, net of income tax, for 2021 from $5.6 billion, net of income tax, for 2020.

Reconciliation of net income (loss) to adjusted earnings available to common shareholders and premiums, fees and other revenues to adjusted premiums, fees and other revenues
Year Ended December 31, 2021

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$3,509	$1,597	$(258)	$58	$905	$542	$6,353
Add: Preferred stock dividends	—	—	—	—	—	195	195
Add: Net income (loss) attributable to noncontrolling interests	—	2	6	3	—	10	21
Add: Preferred stock redemption premium	—	—	—	—	—	6	6
Net income (loss)	3,509	1,599	(252)	61	905	753	6,575
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	410	(6)	(134)	(190)	86	1,363	1,529
Net derivative gains (losses)	226	(818)	(416)	(20)	(1,167)	(33)	(2,228)
Premiums	865	—	—	117	—	—	982
Universal life and investment-type product policy fees	—	73	—	42	80	—	195
Net investment income	(310)	58	(64)	717	(293)	7	115
Other revenues	11	—	1	11	—	220	243
Expenses:
Policyholder benefits and claims and policyholder dividends	(610)	(81)	(8)	(141)	(338)	(1)	(1,179)
Interest credited to policyholder account balances	2	(211)	(42)	(695)	—	—	(946)
Capitalization of DAC	89	—	—	30	—	—	119
Amortization of DAC and VOBA	(98)	(35)	—	(26)	(60)	—	(219)
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	(1)	(1)
Other expenses	(222)	3	3	(81)	—	(267)	(564)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	(75)	318	117	(4)	355	(331)	380
Adjusted earnings	$3,221	$2,298	$291	$301	$2,242	(204)	8,149
Less: Preferred stock dividends						195	195
Adjusted earnings available to common shareholders						$(399)	$7,954

Premiums, fees and other revenues	$29,912	$8,381	$3,760	$2,883	$4,771	$677	$50,384
Less: adjustments to premiums, fees and other revenues	876	73	1	170	80	220	1,420
Adjusted premiums, fees and other revenues	$29,036	$8,308	$3,759	$2,713	$4,691	$457	$48,964

Year Ended December 31, 2020

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$3,136	$1,684	$27	$280	$1,277	$(1,213)	$5,191
Add: Preferred stock dividends	—	—	—	—	—	202	202
Add: Net income (loss) attributable to noncontrolling interests	—	1	4	5	—	1	11
Add: Preferred stock redemption premium	—	—	—	—	—	14	14
Net income (loss)	3,136	1,685	31	285	1,277	(996)	5,418
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	61	261	(103)	(159)	(9)	(161)	(110)
Net derivative gains (losses)	202	226	75	30	1,149	(333)	1,349
Premiums	—	52	—	—	—	—	52
Universal life and investment-type product policy fees	—	39	(2)	17	84	—	138
Net investment income	(340)	(7)	(1)	428	(284)	(7)	(211)
Other revenues	—	—	—	—	—	159	159
Expenses:
Policyholder benefits and claims and policyholder dividends	(44)	(109)	(170)	75	(444)	—	(692)
Interest credited to policyholder account balances	9	(107)	(43)	(400)	—	—	(541)
Capitalization of DAC	—	5	—	—	—	—	5
Amortization of DAC and VOBA	—	(53)	—	2	(115)	—	(166)
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—
Other expenses	—	(24)	(9)	(7)	—	(223)	(263)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	24	(163)	4	(28)	(80)	116	(127)
Adjusted earnings	$3,224	$1,565	$280	$327	$976	(547)	5,825
Less: Preferred stock dividends						202	202
Adjusted earnings available to common shareholders						$(749)	$5,623

Adjusted earnings available to common shareholders on a constant currency basis (1)	$3,224	$1,591	$302	$330	$976	$(749)	$5,674

Premiums, fees and other revenues	$29,292	$8,615	$3,295	$2,761	$4,995	$528	$49,486
Less: adjustments to premiums, fees and other revenues	—	91	(2)	17	84	159	349
Adjusted premiums, fees and other revenues	$29,292	$8,524	$3,297	$2,744	$4,911	$369	$49,137

Adjusted premiums, fees and other revenues on a constant currency basis (1)	$29,292	$8,451	$3,420	$2,775	$4,911	$369	$49,218
__________________
(1)Amounts for U.S., MetLife Holdings and Corporate & Other are shown on a reported basis, as constant currency impact is not significant.
Consolidated Results — Adjusted Earnings
Business Overview. Adjusted premiums, fees and other revenues for 2021 decreased $173 million, or less than 1%, compared to 2020. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, decreased $254 million, or 1%, compared to 2020, primarily due to a decrease of $3.6 billion attributable to the disposition of MetLife P&C. Higher adjusted premiums, fees and other revenues from growth in our Group Benefits business and the acquisition of Versant Health was partially offset by lower premiums in our RIS business. In our Asia segment, adjusted premiums, fees and other revenues declined compared to 2020 mainly due to the impact of our annual actuarial assumption review in both years. A decrease in adjusted premiums, fees and other revenues in our EMEA segment was primarily due to the dispositions of MetLife Russia and MetLife Greece and the pending disposition of MetLife Poland. Strong sales and persistency across the region resulted in an increase in adjusted premiums, fees and other revenues in our Latin America segment. In our MetLife Holdings segment, we anticipate an average decline in adjusted premiums, fees and other revenues of approximately 6% to 8% per year from expected business run-off.

Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the increase in adjusted earnings were (i) higher investment yields due to strong returns in our private equity and real estate portfolios, (ii) an increase in net investment income due to a larger average invested asset base, (iii) favorable tax adjustments, (iv) lower interest credited expenses, (v) the release of a legal reserve in 2021 and (vi) a favorable change from our annual actuarial assumption reviews, partially offset by (i) unfavorable underwriting, which reflected impacts from the COVID-19 pandemic, and (ii) the disposition of MetLife P&C. The disposition of MetLife P&C decreased adjusted earnings by $322 million. All amounts discussed below are net of the results of this business.
Foreign Currency. Changes in foreign currency exchange rates had a $51 million positive impact on adjusted earnings for 2021 compared to 2020. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. We benefited from positive net flows from many of our businesses, which increased our average invested asset base. Growth in the investment portfolios of all of our segments resulted in higher net investment income. However, consistent with the growth in average invested assets, interest credited expenses on certain insurance-related liabilities increased. In addition, higher premiums, net of corresponding changes in policyholder benefits improved adjusted earnings, primarily from growth in our EMEA and Asia segments, partially offset by a decline in our MetLife Holdings segment. Lower fee income in our MetLife Holdings and EMEA segments was offset by increases in our Asia and Latin America segments. Also, an increase in expenses due to business growth was more than offset by the related increase in DAC capitalization and the 2021 abatement of the annual health insurer fee under the Patient Protection and Affordable Care Act (“PPACA”). The combined impact of the items affecting our business growth resulted in a $238 million increase in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Excluding the impact of changes in foreign currency exchange rates on net investment income in our non-U.S. segments and changes in inflation rates on our inflation-indexed investments, investment yields increased. The increase in investment yields was primarily driven by the favorable impact of strong equity market returns on our private equity funds and the favorable impact of real estate market returns on our real estate investments, primarily real estate funds. These increases were partially offset by lower yields on fixed income securities and mortgage loans, as well as decreased returns on fair value option securities (“FVO Securities”). The net impact of interest rate fluctuations resulted in a decline in our average interest credited rates on deposit-type and long-duration liabilities, which drove a decrease in interest credited expenses. The changes in market factors discussed above resulted in a $3.1 billion increase in adjusted earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Unfavorable underwriting resulted in a $1.2 billion decrease in adjusted earnings and reflected impacts from the COVID-19 pandemic. This was primarily driven by unfavorable mortality in our U.S. and Latin America segments, coupled with unfavorable claims experience in our U.S., EMEA and MetLife Holdings segments. The favorable change from our annual actuarial assumption reviews resulted in a net increase of $63 million in adjusted earnings. Changes in operational, biometric and economic assumptions were less unfavorable in 2021 when compared to 2020. Refinements to certain insurance and other liabilities in both years resulted in a $67 million increase in adjusted earnings. Dividend scale reductions, as well as run-off in MLIC’s closed block, contributed to lower dividend expenses of $149 million and lower associated DAC amortization of $68 million, which increased adjusted earnings.
Expenses. Adjusted earnings decreased $7 million compared to the prior period, primarily due to higher corporate-related expenses, largely offset by the release of a legal reserve in 2021 and lower legal expenses.
Taxes. Our 2021 effective tax rate on adjusted earnings was 19%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax benefits from tax credits, non-taxable investment income, an IRS audit settlement, the non-cash transfer of assets from a wholly-owned U.K. investment subsidiary to its U.S. parent and the corporate tax deduction for stock compensation, partially offset by tax charges from foreign earnings taxed at different rates than the U.S. statutory rate. Our 2020 effective tax rate on adjusted earnings was 19%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax benefits from tax credits, non-taxable investment income, and the finalization of bankruptcy proceedings for a leveraged lease investment, partially offset by tax charges from foreign earnings taxed at different rates than the U.S. statutory rate.

Segment Results and Corporate & Other
U.S.
Business Overview. Adjusted premiums, fees and other revenues for 2021 decreased $256 million, or 1%, compared to 2020. This was primarily due to a decrease of $3.6 billion attributable to the disposition of MetLife P&C, as well as lower premiums in our RIS business, mostly offset by growth in our Group Benefits business. The increase in our Group Benefits business was primarily due to growth from our group life business which includes increased premiums from our participating contracts, which can fluctuate with claims experience, and the 2021 impact of the Versant Health acquisition. In addition, growth in other core products was driven by increases in our group disability businesses, as well as the impact of premium credits in 2020, and growth in the dental business. Growth in voluntary products was due to the impact of new sales and growth in membership in our accident & health and legal plans businesses. The decrease in premiums in RIS was mainly driven by the impact of 2020 sales in the pension risk transfer business, partially offset by increases in our U.K. longevity reinsurance and post-retirement businesses. Changes in RIS premiums are mostly offset by a corresponding change in policyholder benefits.
Growth in RIS’s stable value and capital market investments businesses drove increases in policyholder account balances, resulting in higher interest margins.
For further information regarding the MetLife P&C disposition and the acquisition of Versant Health, see Note 3 of the Notes to the Consolidated Financial Statements.

	Years Ended December 31,
	2021	2020
	(In millions)
Adjusted revenues
Premiums	$26,358	$27,265
Universal life and investment-type product policy fees	1,140	1,070
Net investment income	8,048	6,903
Other revenues	1,538	957
Total adjusted revenues	37,084	36,195
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	27,957	26,309
Interest credited to policyholder account balances	1,422	1,622
Capitalization of DAC	(65)	(453)
Amortization of DAC and VOBA	60	471
Interest expense on debt	7	7
Other expenses	3,632	4,162
Total adjusted expenses	33,013	32,118
Provision for income tax expense (benefit)	850	853
Adjusted earnings	$3,221	$3,224

Adjusted premiums, fees and other revenues	$29,036	$29,292

Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020
Unless otherwise stated, all amounts discussed below are net of income tax.
The disposition of MetLife P&C decreased adjusted earnings by $322 million. All amounts discussed below are net of the results of this business.

Business Growth. The impact of positive flows from pension risk transfer transactions and funding agreement issuances resulted in higher average invested assets, improving net investment income. However, consistent with the growth in average invested assets, interest credited expenses on long-duration and deposit-type liabilities increased. Higher volume-related, premium tax and direct expenses, driven by business growth, were partially offset by the 2021 abatement of the annual health insurer fee under the PPACA. The net increase in expenses was more than offset by a corresponding increase in adjusted premiums, fees and other revenues. The combined impact of the items affecting our business growth increased adjusted earnings by $130 million.
Market Factors. Market factors, including interest rate levels, variability in equity market returns and foreign currency fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields increased primarily driven by the favorable impact of equity market returns on our private equity funds and the favorable impact of real estate market returns on our real estate investments, primarily real estate funds, partially offset by lower yields on fixed income securities and mortgage loans. The impact of interest rate fluctuations resulted in a decline in our average interest credited rates on deposit-type and long-duration liabilities, which drove a decrease in interest credited expenses. The changes in market factors discussed above resulted in a $1.1 billion increase in adjusted earnings.
Underwriting. Unfavorable mortality in our Group Benefits business resulted in a decrease in adjusted earnings of $767 million. This was primarily driven by: (i) increases in both incidence and severity in both COVID-19 and core claims across our life businesses; and (ii) unfavorable results in our accidental death & dismemberment business due to lower incidence in 2020 as a result of the COVID-19 pandemic. Favorable mortality in our RIS business, including the impact of the COVID-19 pandemic, resulted in an increase in adjusted earnings of $81 million, driven by our pension risk transfer, structured settlement, specialized benefit resource and post-retirement benefit businesses, partially offset by unfavorable results in our institutional income annuity business. Unfavorable claims experience, partially offset by the impact of growth in our Group Benefits business, resulted in a $248 million decrease in adjusted earnings, primarily due to: (i) unfavorable dental results, primarily the result of the COVID-19 pandemic, which limited availability of services and reduced utilization in 2020; and (ii) unfavorable claims experience in our group disability business, partially offset by: (i) the impact of the acquisition of Versant Health on our vision business; (ii) favorable claims experience in the individual disability business; and (iii) the impact of business growth in our accident & health business.

Asia
Business Overview. Adjusted premiums, fees and other revenues for 2021 decreased $216 million, or 3%, compared to 2020. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, decreased $143 million, or 2% compared to 2020, mainly due to the impact of our annual actuarial assumption review in both periods. In addition, a decrease in premiums from yen-denominated life products in Japan was largely offset by higher fees from foreign currency-denominated life products and business growth in other markets.

	Years Ended December 31,
	2021	2020
	(In millions)
Adjusted revenues
Premiums	$6,421	$6,571
Universal life and investment-type product policy fees	1,814	1,892
Net investment income	5,052	3,938
Other revenues	73	61
Total adjusted revenues	13,360	12,462
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	5,008	5,213
Interest credited to policyholder account balances	1,995	1,834
Capitalization of DAC	(1,607)	(1,652)
Amortization of DAC and VOBA	1,369	1,415
Amortization of negative VOBA	(27)	(37)
Other expenses	3,388	3,481
Total adjusted expenses	10,126	10,254
Provision for income tax expense (benefit)	936	643
Adjusted earnings	$2,298	$1,565

Adjusted earnings on a constant currency basis	$2,298	$1,591

Adjusted premiums, fees and other revenues	$8,308	$8,524
Adjusted premiums, fees and other revenues on a constant currency basis	$8,308	$8,451

Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates increased adjusted earnings by $26 million for 2021 compared to 2020, primarily due to the strengthening of the Australian dollar and Korean won against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Asia’s adjusted premiums, fees and other revenues decreased as compared to 2020 as discussed above; however, this was more than offset by a decline in policyholder benefits and lower variable expenses, net of DAC capitalization, which resulted in an increase to adjusted earnings. Positive net flows in Japan and Korea resulted in higher average invested assets, which improved net investment income. The increase in net investment income was more than offset by a corresponding increase in interest credited expenses on certain insurance liabilities. The combined impact of the items affecting our business growth improved adjusted earnings by $73 million.

Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields increased driven by the favorable impact of equity market returns on our private equity funds and the favorable impact of real estate market returns on our real estate investments, primarily real estate funds. The increase in net investment income was partially offset by lower yields on fixed income securities supporting products sold in Japan denominated in U.S. and Australian dollars. In addition, a decrease in interest credited expense improved adjusted earnings. The changes in market factors discussed above increased adjusted earnings by $672 million.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Higher lapses in Japan and claims in Korea decreased adjusted earnings by $13 million. The unfavorable change from our annual actuarial assumption reviews resulted in a net decrease of $51 million in adjusted earnings. Refinements to certain insurance liabilities and other liabilities in both years resulted in a $6 million increase in adjusted earnings.
Expenses. Adjusted earnings increased by $24 million, primarily driven by lower operating expenses in Japan and lower corporate overhead.

Latin America
Business Overview. Adjusted premiums, fees and other revenues for 2021 increased $462 million, or 14%, compared to 2020. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $339 million, or 10%, compared to 2020, mainly driven by strong sales and persistency across the region.

	Years Ended December 31,
	2021	2020
	(In millions)
Adjusted revenues
Premiums	$2,609	$2,265
Universal life and investment-type product policy fees	1,109	994
Net investment income	1,271	992
Other revenues	41	38
Total adjusted revenues	5,030	4,289
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	3,143	2,406
Interest credited to policyholder account balances	249	240
Capitalization of DAC	(414)	(362)
Amortization of DAC and VOBA	285	276
Interest expense on debt	5	4
Other expenses	1,401	1,318
Total adjusted expenses	4,669	3,882
Provision for income tax expense (benefit)	70	127
Adjusted earnings	$291	$280

Adjusted earnings on a constant currency basis	$291	$302

Adjusted premiums, fees and other revenues	$3,759	$3,297
Adjusted premiums, fees and other revenues on a constant currency basis	$3,759	$3,420

Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates increased adjusted earnings by $22 million for 2021 compared to 2020, mainly due to the strengthening of foreign currencies against the U.S. dollar, primarily the Mexican and Chilean pesos. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Latin America experienced premium and fee growth across several lines of business, primarily in Mexico and Chile. The net increase in premiums and fees was largely offset by related changes in policyholder benefits. An increase in average invested assets, primarily in Chile, generated higher net investment income. In addition, interest credited expenses on certain insurance liabilities decreased. Although business growth in the region drove an increase in commissions and other variable expenses, this was mostly offset by higher DAC capitalization. The combined impact of the items affecting business growth increased adjusted earnings by $60 million.
Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields increased driven by higher returns on private equity funds and higher prepayment income, both in Chile, partially offset by lower yields on fixed income securities in Mexico and the unfavorable impact of rising interest rates on our Chilean encaje within FVO Securities. In addition, interest credited expense decreased. The changes in market factors discussed above, as well as the impact of inflation, increased adjusted earnings by $64 million.

Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Unfavorable underwriting drove a $178 million decrease in adjusted earnings which includes impacts from COVID-19-related life claims, primarily in Mexico and Brazil. The favorable change from our annual actuarial assumption reviews resulted in a net increase of $7 million in adjusted earnings. Refinements to certain insurance liabilities and other liabilities in both years resulted in a $9 million increase in adjusted earnings.
Expenses and Taxes. Adjusted earnings decreased slightly due to expenses related to the region’s continued investment in technology, partially offset by the impact of expense reduction actions, continued expense discipline and a 2020 information technology charge. Tax-related adjustments in both years resulted in a $29 million net increase in adjusted earnings, primarily driven by a recurring tax item related to inflation in both Mexico and Chile, as well as a 2021 adjustment related to the filing of the U.S. income tax return.

EMEA
Business Overview. Adjusted premiums, fees and other revenues for 2021 decreased $31 million, or 1%, compared to 2020. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, decreased $62 million, or 2%, compared to 2020 due to the dispositions of MetLife Russia and MetLife Greece and the pending disposition of MetLife Poland. These declines were partially offset by growth, mainly in our (i) corporate solutions business in the U.K. and Egypt, (ii) accident & health and ordinary life businesses in Europe, and (iii) credit life business in Turkey, as well as (iv) a favorable refinement to an unearned premium reserve in Italy.

	Years Ended December 31,
	2021	2020
	(In millions)
Adjusted revenues
Premiums	$2,271	$2,259
Universal life and investment-type product policy fees	395	433
Net investment income	215	269
Other revenues	47	52
Total adjusted revenues	2,928	3,013
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	1,241	1,196
Interest credited to policyholder account balances	86	109
Capitalization of DAC	(469)	(491)
Amortization of DAC and VOBA	356	454
Amortization of negative VOBA	(7)	(8)
Interest expense on debt	—	1
Other expenses	1,324	1,344
Total adjusted expenses	2,531	2,605
Provision for income tax expense (benefit)	96	81
Adjusted earnings	$301	$327

Adjusted earnings on a constant currency basis	$301	$330

Adjusted premiums, fees and other revenues	$2,713	$2,744
Adjusted premiums, fees and other revenues on a constant currency basis	$2,713	$2,775

Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates increased adjusted earnings by $3 million for 2021 as compared to 2020, primarily driven by the weakening of the U.S. dollar against the British pound, euro, Czech koruna and Polish zloty, partially offset by the strengthening of the U.S. dollar against the Turkish lira. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Growth in our (i) corporate solutions business in the U.K., (ii) pension business in Romania, (iii) credit life business in Turkey, and (iv) ordinary life and accident & health businesses in Europe resulted in a $39 million increase in adjusted earnings.
Market Factors. Market factors, including interest rate levels and variability in equity market returns, decreased adjusted earnings by $2 million.

Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Adjusted earnings decreased $62 million as a result of unfavorable underwriting experience, primarily due to the impact of the COVID-19 pandemic, which resulted in lower utilization in 2020 and higher claims in 2021. Unfavorable underwriting experience in our (i) corporate solutions business across the region, (ii) variable life business in the Gulf, Lebanon and Czech Republic, and (iii) accident & health business in Europe and the Gulf was partially offset by favorable underwriting experience in our credit life business in Turkey. The favorable change from our annual actuarial assumption reviews resulted in a net increase of $25 million in adjusted earnings. Refinements to certain insurance-related assets and liabilities in both years resulted in a $29 million increase in adjusted earnings.
Expenses and Taxes. Higher expenses, mainly in Turkey and Lebanon, resulted in a $15 million decrease in adjusted earnings. Taxes decreased adjusted earnings by $21 million, primarily due to changes in business mix among tax jurisdictions and tax-related adjustments in both years, as well as a revision to a tax asset in Greece.
Other. In addition to the items discussed above, adjusted earnings decreased by $22 million due to the dispositions of MetLife Russia and MetLife Greece and the pending disposition of MetLife Poland.

MetLife Holdings
Business Overview. Our MetLife Holdings segment consists of operations relating to products and businesses, previously included in our former retail business, that we no longer actively market in the United States. We anticipate an average decline in adjusted premiums, fees and other revenues of approximately 6% to 8% per year from expected business run-off. A significant portion of our adjusted earnings is driven by separate account balances. Most directly, these balances determine asset-based fee income but they also impact DAC amortization and asset-based commissions. Separate account balances are driven by movements in the market, surrenders, deposits, withdrawals, benefit payments, transfers and policy charges. Although we have discontinued selling our long-term care product, we continue to collect premiums and administer the existing block of business, which contributed to asset growth in the segment, and we expect the related reserves to grow as this block matures. Our future policyholder benefit liability for our long-term care business was $14.4 billion and $14.3 billion as of December 31, 2021 and 2020, respectively.

	Years Ended December 31,
	2021	2020
	(In millions)
Adjusted revenues
Premiums	$3,333	$3,600
Universal life and investment-type product policy fees	1,101	1,073
Net investment income	6,450	5,184
Other revenues	257	238
Total adjusted revenues	11,141	10,095
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	6,268	6,738
Interest credited to policyholder account balances	840	868
Capitalization of DAC	(33)	(39)
Amortization of DAC and VOBA	257	370
Interest expense on debt	5	6
Other expenses	992	942
Total adjusted expenses	8,329	8,885
Provision for income tax expense (benefit)	570	234
Adjusted earnings	$2,242	$976

Adjusted premiums, fees and other revenues	$4,691	$4,911

Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. Negative net flows from our deferred annuity business resulted in lower asset-based fee income. Premiums also declined due to business run-off and the impact of dividend scale reductions in both periods. These declines were partially offset by higher net investment income resulting from an increase in average invested assets. The combined impact of the items affecting our business growth resulted in a $66 million decrease in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields increased driven by the favorable impact of equity market returns on our private equity funds, the favorable impact of real estate market returns on our real estate investments, primarily real estate funds, and higher prepayment income, partially offset by lower yields on fixed income securities. In our deferred annuity business, higher equity market returns drove higher asset-based fee income, which increased adjusted earnings. The changes in market factors discussed above, partially offset by higher DAC amortization, resulted in a $1.1 billion increase in adjusted earnings.

Underwriting, Actuarial Assumption Review, and Other Insurance Adjustments. Unfavorable underwriting, mainly in our long-term care business, resulted in a $14 million decrease in adjusted earnings, which reflects the diminishing impact of the COVID-19 pandemic on this business in 2021. The favorable change from our annual actuarial assumption reviews resulted in a net increase of $82 million in adjusted earnings. Unfavorable refinements to DAC and certain insurance-related liabilities in 2020 resulted in a $24 million increase in adjusted earnings. Dividend scale reductions, as well as run-off in MLIC’s closed block, contributed to lower dividend expenses of $149 million and lower associated DAC amortization of $68 million, which increased adjusted earnings.
Expenses. Adjusted earnings decreased by $54 million mainly due to higher corporate-related expenses.
Corporate & Other

	Years Ended December 31,
	2021	2020
	(In millions)
Adjusted revenues
Premiums	$35	$22
Universal life and investment-type product policy fees	2	3
Net investment income	244	42
Other revenues	420	344
Total adjusted revenues	701	411
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	34	(3)
Capitalization of DAC	(11)	(11)
Amortization of DAC and VOBA	9	8
Interest expense on debt	902	895
Other expenses	562	625
Total adjusted expenses	1,496	1,514
Provision for income tax expense (benefit)	(591)	(556)
Adjusted earnings	(204)	(547)
Less: Preferred stock dividends	195	202
Adjusted earnings available to common shareholders	$(399)	$(749)

Adjusted premiums, fees and other revenues	$457	$369

The table below presents adjusted earnings available to common shareholders by source:

	Years Ended December 31,
	2021	2020
	(In millions)
Business activities	$143	$96
Net investment income	248	54
Interest expense on debt	(944)	(943)
Corporate initiatives and projects	(128)	(159)
Other	(114)	(151)
Provision for income tax (expense) benefit and other tax-related items	591	556
Preferred stock dividends	(195)	(202)
Adjusted earnings available to common shareholders	$(399)	$(749)

Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Activities. Adjusted earnings from business activities increased $37 million. This was primarily related to improved results from certain of our businesses.
Net Investment Income. Net investment income increased $153 million, primarily due to increased returns on our equity market sensitive investments, including private equity funds, as well as increased income on real estate investments. These increases were partially offset by lower yields on our fixed income securities and decreased returns on FVO Securities.
Corporate Initiatives and Projects. Adjusted earnings increased $24 million due to lower expenses associated with employee-related project costs.
Provision for Income Tax (Expense) Benefit and Other Tax-Related Items. A favorable change in Corporate & Other’s taxes was primarily due an IRS audit settlement in 2021, the non-cash transfer of assets from a wholly-owned U.K. investment subsidiary to its U.S. parent in 2021 and lower taxes on stock compensation. These were partially offset by the finalization of bankruptcy proceedings for a leveraged lease investment in 2020 and lower utilization of tax preferenced items, which include foreign earnings taxed at different rates than the U.S. statutory rate, tax credits and non-taxable investment income.
Other. Adjusted earnings increased $29 million, primarily as a result of the release of a legal reserve in 2021, lower legal expenses, as well as a decrease in certain corporate-related expenses, partially offset by an increase in employee-related costs.
Preferred Stock Dividends. Adjusted earnings available to common shareholders increased $7 million as a result of the redemption and cancellation of the 5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (the “Series C preferred stock”) on June 15, 2021, partially offset by dividends paid on the 3.85% Fixed Rate Reset Non-Cumulative Preferred Stock, Series G, we issued in September 2020.

Investments
Overview
We manage our investment portfolio using disciplined ALM principles, focusing on cash flow and duration to support our current and future liabilities. Our intent is to match the timing and amount of liability cash outflows with invested assets that have cash inflows of comparable timing and amount, while optimizing risk-adjusted investment income and risk-adjusted total return. Our investment portfolio is heavily weighted toward fixed income investments, with the vast majority of our portfolio invested in fixed maturity securities AFS and mortgage loans. These securities and loans have varying maturities and other characteristics which cause them to be generally well suited for matching the cash flow and duration of insurance liabilities.
Current Environment
As a global insurance company, we continue to be impacted by the changing global financial and economic environment, the fiscal and monetary policy of governments and central banks around the world and other governmental measures. The COVID-19 pandemic continues to impact the global economy and financial markets and has caused volatility in the global equity, credit and real estate markets. See “— Industry Trends — Financial and Economic Environment.” Uncertainty created by the COVID-19 pandemic may persist for some time and may continue to impact pricing levels of risk-bearing investments, as well as our business operations, investment portfolio and derivatives. See “— Selected Country and Sector Investments,” “— U.S. and Foreign Corporate Fixed Maturity Securities AFS,” “— Mortgage Loans,” and “— Real Estate and Real Estate Joint Ventures” for discussion of impacts of the COVID-19 pandemic on the investment portfolio.
Selected Country and Sector Investments
Selected Country: We have a market presence in numerous countries and, therefore, our investment portfolio, which supports our insurance operations and related policyholder liabilities, as well as our global portfolio diversification objectives, is exposed to risks posed by local political and economic conditions, as well as those resulting from the COVID-19 pandemic. The countries included in the following table have been the most affected by these risks. The table below presents a summary of selected country fixed maturity securities AFS, at estimated fair value, on a “country of risk basis” (e.g. where the issuer primarily conducts business).

	Selected Country Fixed Maturity Securities AFS at December 31, 2021
Country	Sovereign (1)	Financial Services	Non-Financial Services	Structured Products	Total (2)
	(Dollars in millions)
Mexico	$2,406	$795	$2,021	$34	$5,256
Chile	1,424	816	2,895	1	5,136
Colombia	369	70	187	—	626
Peru	120	41	247	—	408
Russia	278	26	101	—	405
Ukraine	129	—	2	—	131
Turkey	78	1	12	—	91
Total	$4,804	$1,749	$5,465	$35	$12,053
Investment grade %	87.3%	89.7%	90.2%	91.4%	89.0%
__________________
(1)Sovereign includes government and agency.
(2)The par value, amortized cost net of ACL and estimated fair value, net of purchased and written credit default swaps, of these securities were $11.7 billion, $11.1 billion and $11.3 billion, respectively, at December 31, 2021. The notional value and estimated fair value of the net purchased and written credit default swaps were $740 million and ($1) million, respectively, at December 31, 2021.

Selected Sector: As a result of current economic conditions, including the effects on the global economy and financial markets from the COVID-19 pandemic, certain sectors of our investment portfolio have continued to experience stress. Our fixed maturity securities AFS exposure to stressed sectors is summarized below:

	Selected Sectors at December 31, 2021
Sectors	Book Value (1)	Investment Grade %	% of Total Investments
	(Dollars in millions)
Airports	$3,233	82%	0.6%
Cruise Lines / Leisure	994	92%	0.2%
Airlines	477	73%	0.1%
Restaurants	445	96%	0.1%
Lodging	175	62%	—%
Fixed maturity securities AFS exposure to stressed sectors (2)	$5,324		1.0%
__________________
(1)Fixed maturity securities AFS at amortized cost, net of ACL.
(2)The par value, estimated fair value and estimated fair value, net of written credit default swaps, of these securities were $5.3 billion, $5.7 billion and $5.8 billion, respectively, at December 31, 2021. The notional value and estimated fair value of the written credit default swaps were $167 million and $3 million, respectively, at December 31, 2021.
We maintain a high quality portfolio of Airports sector fixed maturity securities AFS that is diversified across issuers and geographies, with 46%, 23% and 23% of the exposure in Europe, Asia and the U.S., respectively. This portfolio is primarily invested in higher quality, highly rated investment grade securities. At December 31, 2021, this securities portfolio was in an unrealized gain position of $215 million.
We manage direct and indirect investment exposure in the selected countries and sectors through fundamental analysis and we continually monitor and adjust our level of investment exposure.
Investment Portfolio Results
The reconciliation of net investment income under GAAP to adjusted net investment income is presented below.

	For the Years Ended December 31,
	2021	2020
	(In millions)
Net investment income — GAAP	$21,395	$17,117
Investment hedge adjustments	895	815
Unit-linked investment income	(952)	(568)
Other	(58)	(36)
Adjusted net investment income (1)	$21,280	$17,328
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

	For the Years Ended December 31,
	2021		2020
Asset Class	Yield% (1)	Amount	Yield% (1)	Amount
	(Dollars in millions)
Fixed maturity securities AFS (2), (3)	3.74%	$11,146	3.88%	$11,356
Mortgage loans (3)	4.19	3,430	4.27	3,518
Real estate and real estate joint ventures (4)	4.81	579	1.56	178
Policy loans	5.11	474	5.18	498
Equity securities	4.45	36	4.83	50
Other limited partnership interests (4)	40.71	4,935	12.17	1,010
Cash and short-term investments	0.80	87	1.35	140
Other invested assets	—	1,197	—	1,162
Investment income	5.05%	$21,884	4.22%	$17,912
Investment fees and expenses	(0.12)	(537)	(0.13)	(538)
Net investment income including divested businesses (5)	4.93%	$21,347	4.09%	$17,374
Less: net investment income from divested businesses (5)		67		46
Adjusted net investment income		$21,280		$17,328
__________________
(1)We calculate yields using adjusted net investment income as a percent of average quarterly asset carrying values. Adjusted net investment income excludes realized gains (losses) from sales and disposals, includes the impact of changes in foreign currency exchange rates. Average quarterly asset carrying values exclude unrealized gains (losses), collateral received in connection with our securities lending program, annuities funding structured settlement claims, freestanding derivative assets, collateral received from derivative counterparties, the effects of consolidating under GAAP certain variable interest entities that are treated as consolidated securitization entities (“CSEs”) and contractholder-directed equity securities. In addition, average quarterly asset carrying values include invested assets reclassified to held-for-sale. A yield is not presented for other invested assets, as it is not considered a meaningful measure of performance for this asset class.
(2)Investment income from fixed maturity securities includes amounts from FVO Securities of $167 million and $140 million for the years ended December 31, 2021 and 2020, respectively.
(3)Investment income from fixed maturity securities AFS and mortgage loans includes prepayment fees.
(4)See “— Results of Operations — Consolidated Results — Adjusted Earnings” for discussion of results for the year ended December 31, 2021.
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

Fixed Maturity Securities AFS and Equity Securities
The following table presents fixed maturity securities AFS and equity securities by type (public or private) and information about perpetual and redeemable securities held at:

	December 31,
	2021		2020
Securities by Type	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities AFS
Publicly-traded	$267,040	78.5%	$284,083	80.1%
Privately-placed	73,234	21.5	70,726	19.9
Total fixed maturity securities AFS	$340,274	100.0%	$354,809	100.0%
Percentage of cash and invested assets	66.1%		67.2%
Equity securities
Publicly-traded	$1,118	88.1%	$851	78.9%
Privately-held	151	11.9	228	21.1
Total equity securities	$1,269	100.0%	$1,079	100.0%
Percentage of cash and invested assets	0.2%		0.2%
Perpetual and redeemable securities
Perpetual securities included within fixed maturity securities AFS and equity securities	$321		$344
Redeemable preferred stock with a stated maturity included within fixed maturity securities AFS	$864		$912

See Note 8 of the Notes to the Consolidated Financial Statements for information about fixed maturity securities AFS by sector, contractual maturities, continuous gross unrealized losses and equity securities by security type.
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

Valuation of Securities. We are responsible for the determination of the estimated fair value of our investments. We determine the estimated fair value of publicly-traded securities after considering one of three primary sources of information: quoted market prices in active markets, independent pricing services, or independent broker quotations. We determine the estimated fair value of privately-placed securities after considering one of three primary sources of information: market standard internal matrix pricing, market standard internal discounted cash flow techniques, or independent pricing services (after we determine the independent pricing services’ use of available observable market data). For publicly-traded securities, the number of quotations obtained varies by instrument and depends on the liquidity of the particular instrument. Generally, we obtain prices from multiple pricing services to cover all asset classes and obtain multiple prices for certain securities, but ultimately utilize the price with the highest placement in the fair value hierarchy. Independent pricing services that value these instruments use market standard valuation methodologies based on data about market transactions and inputs from multiple pricing sources that are market observable or can be derived principally from or corroborated by observable market data. See Note 10 of the Notes to the Consolidated Financial Statements for a discussion of the types of market standard valuation methodologies utilized and key assumptions and observable inputs used in applying these standard valuation methodologies. When a price is not available in the active market or through an independent pricing service, management values the security primarily using market standard internal matrix pricing or discounted cash flow techniques, and non-binding quotations from independent brokers who are knowledgeable about these securities. Independent non-binding broker quotations utilize inputs that may be difficult to corroborate with observable market data. As shown in the following section, less than 1% of our fixed maturity securities AFS were valued using non-binding quotations from independent brokers at December 31, 2021.
Senior management, independent of the trading and investing functions, is responsible for the oversight of control systems and valuation policies for securities, mortgage loans, real estate and derivatives. On a quarterly basis, new transaction types and markets are reviewed and approved to ensure that observable market prices and market-based parameters are used for valuation, wherever possible, and for determining that valuation adjustments, when applied, are based upon established policies and are applied consistently over time. Senior management oversees the selection of independent third-party pricing providers and the controls and procedures to evaluate third-party pricing.
We review our valuation methodologies on an ongoing basis and revise those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting guidance through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. We ensure that prices received from independent brokers, also referred to herein as “consensus pricing,” are representative of estimated fair value by considering such pricing relative to our knowledge of the current market dynamics and current pricing for similar investments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio.
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

	December 31, 2021
Level	Fixed Maturity Securities AFS		Equity Securities
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$25,489	7.5%	$931	73.4%
Level 2
Independent pricing sources	282,408	83.0	184	14.5
Internal matrix pricing or discounted cash flow techniques	980	0.3	3	0.2
Significant other observable inputs	283,388	83.3	187	14.7
Level 3
Independent pricing sources	25,051	7.4	5	0.4
Internal matrix pricing or discounted cash flow techniques	5,864	1.7	146	11.5
Independent broker quotations	482	0.1	—	—
Significant unobservable inputs	31,397	9.2	151	11.9
Total at estimated fair value	$340,274	100.0%	$1,269	100.0%

See Note 10 of the Notes to the Consolidated Financial Statements for the fixed maturity securities AFS and equity securities fair value hierarchy; a rollforward of the fair value measurements for securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs; transfers into and/or out of Level 3; and further information about the valuation approaches and inputs by level by major classes of invested assets that affect the amounts reported above.
The majority of the Level 3 fixed maturity securities AFS and equity securities were concentrated in three sectors at December 31, 2021: foreign corporate securities, U.S. corporate securities and RMBS. During the year ended December 31, 2021, Level 3 fixed maturity securities AFS increased by $1.9 billion, or 6%. The increase was driven by purchases in excess of sales, partially offset by a decrease in estimated fair value recognized in other comprehensive income (loss) and by transfers out of Level 3 in excess of transfers into Level 3.
Fixed Maturity Securities AFS
See Note 8 of the Notes to the Consolidated Financial Statements for information about fixed maturity securities AFS by sector, contractual maturities and continuous gross unrealized losses.
Fixed Maturity Securities AFS Credit Quality — Ratings
The Securities Valuation Office of the NAIC evaluates the fixed maturity securities of insurers for regulatory reporting and capital assessment purposes. The NAIC assigns securities to one of six credit quality categories defined as “NAIC designations.” In general, securities with NAIC designations of 1 and 2 are considered investment grade and securities with NAIC designations of 3 through 6 are considered below investment grade. If no NAIC designation is available, then, as permitted by the NAIC, an internally developed designation is used. NAIC designations are generally similar to the credit quality ratings of the NRSRO, except for non-agency RMBS and CMBS as described below, accordingly, NAIC designations may not correspond to NRSRO ratings.

NAIC designations for non-agency RMBS and CMBS are based on a modeling methodology that estimates security level expected losses under a variety of economic scenarios. Prior to December 31, 2021, the modeling methodology incorporated the amortized cost of the security (including any purchase discounts and prior impairments) without regard to the issuance date. As of December 31, 2021, the modeling methodology for non-agency RMBS and CMBS issued prior to January 1, 2013 incorporates the amortized cost of the security (including any purchase discounts and prior impairments) and the likelihood of recovery of the amortized cost; while for non-agency RMBS and CMBS issued after January 1, 2013, the modeling methodology does not incorporate the amortized cost of the security. The NAIC’s objective with the modeling methodology is to increase accuracy in estimating expected losses, and to use the improved assessment to determine an appropriate RBC charge for non-agency RMBS and CMBS. We utilize these NAIC designations for non-agency RMBS and CMBS held by MetLife, Inc.’s insurance subsidiaries that maintain the NAIC statutory basis of accounting. The NAIC evaluates non-agency RMBS and CMBS held by insurers on an annual basis. When MetLife, Inc.’s insurance subsidiaries acquire non-agency RMBS and CMBS that have not been previously evaluated by the NAIC, an internally developed designation is used until a NAIC designation becomes available.
Effective December 31, 2020, the NAIC implemented 20 “NAIC designation categories” which is an additional, more granular credit quality categorization. These NAIC designation categories correspond more closely to the NRSRO’s alpha-numeric credit quality ratings. Effective December 31, 2021, the NAIC implemented new unique RBC factors for each of the 20 NAIC designation categories. The NAIC’s goal is to better align RBC charges on securities with the instruments’ actual credit risk.
Rating agency ratings are based on availability of applicable ratings from rating agencies on the NAIC credit rating provider list, including Moody’s Investors Service (“Moody’s”), S&P, Fitch Ratings (“Fitch”), DBRS Morningstar, A.M. Best Company (“A.M. Best”), Kroll Bond Rating Agency and Egan Jones Ratings Company. If no rating is available from a rating agency, then an internally developed rating is used.
The following table presents total fixed maturity securities AFS by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for non-agency RMBS and CMBS, held by MetLife, Inc.'s insurance subsidiaries that maintain the NAIC statutory basis of accounting, which are presented using NAIC designations for modeled securities. NRSRO ratings and NAIC designations are as of the dates shown below. Over time, credit ratings can migrate, up or down, through the NRSRO's and NAIC’s continuous monitoring process.

		December 31,
		2021				2020
NAIC Designation	NRSRO Rating	Amortized Cost net of ACL	Unrealized Gains (Losses) (1)	Estimated Fair Value	% of Total	Amortized Cost net of ACL	Unrealized Gains (Losses) (1)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$217,886	$21,508	$239,394	70.4%	$218,252	$31,761	$250,013	70.5%
2	Baa	77,739	7,470	85,209	25.0	76,342	11,360	87,702	24.7
	Subtotal investment grade	295,625	28,978	324,603	95.4	294,594	43,121	337,715	95.2
3	Ba	11,439	534	11,973	3.5	11,840	972	12,812	3.6
4	B	3,152	(2)	3,150	0.9	3,688	14	3,702	1.1
5	Caa and lower	563	(37)	526	0.2	536	(33)	503	0.1
6	In or near default	14	8	22	—	72	5	77	—
	Subtotal below investment grade	15,168	503	15,671	4.6	16,136	958	17,094	4.8
	Total fixed maturity securities AFS	$310,793	$29,481	$340,274	100.0%	$310,730	$44,079	$354,809	100.0%

(1) Excludes gross unrealized gains (losses) related to assets held-for-sale. See Note 3 of the Notes to the Consolidated Financial Statements for information on the Company’s business dispositions.

The following tables present total fixed maturity securities AFS, at estimated fair value, by sector and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for non-agency RMBS and CMBS, which are presented using NAIC designations for modeled securities:

	Fixed Maturity Securities AFS — by Sector & Credit Quality Rating
NAIC Designation	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(Dollars in millions)
December 31, 2021
U.S. corporate	$47,377	$39,094	$4,523	$1,796	$244	$—	$93,034
Foreign corporate	23,228	35,893	3,731	577	210	1	63,640
Foreign government	52,316	5,739	3,032	506	14	2	61,609
U.S. government and agency	46,065	534	—	—	—	—	46,599
RMBS	29,529	634	150	67	5	19	30,404
ABS	15,920	2,221	316	85	27	—	18,569
Municipals	13,737	457	18	—	—	—	14,212
CMBS	11,222	637	203	119	26	—	12,207
Total fixed maturity securities AFS	$239,394	$85,209	$11,973	$3,150	$526	$22	$340,274
Percentage of total	70.4%	25.0%	3.5%	0.9%	0.2%	—%	100.0%
December 31, 2020
U.S. corporate	$46,847	$39,552	$4,649	$2,018	$326	$24	$93,416
Foreign corporate	26,812	37,884	3,984	648	74	6	69,408
Foreign government	61,322	6,678	3,161	456	77	5	71,699
U.S. government and agency	46,543	557	—	—	—	—	47,100
RMBS	29,347	706	197	153	14	18	30,435
ABS	15,328	1,496	197	96	1	1	17,119
Municipals	13,240	460	22	—	—	—	13,722
CMBS	10,574	369	602	331	11	23	11,910
Total fixed maturity securities AFS	$250,013	$87,702	$12,812	$3,702	$503	$77	$354,809
Percentage of total	70.5%	24.7%	3.6%	1.1%	0.1%	—%	100.0%

U.S. and Foreign Corporate Fixed Maturity Securities AFS
We maintain a diversified portfolio of corporate fixed maturity securities AFS across industries and issuers. This portfolio did not have any exposure to any single issuer in excess of 1% of total investments at December 31, 2021. The top 10 holdings comprised 2% of total investments at both December 31, 2021 and 2020. The table below presents our U.S. and foreign corporate securities holdings by industry at:

	December 31,
	2021		2020
Industry	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$45,732	29.2%	$47,472	29.2%
Finance	35,676	22.7	37,645	23.1
Consumer	31,142	19.9	33,384	20.5
Utility	28,961	18.5	29,984	18.4
Communications	12,346	7.9	12,107	7.4
Other	2,817	1.8	2,232	1.4
Total	$156,674	100.0%	$162,824	100.0%

As a result of current economic conditions, including the effects of the COVID-19 pandemic, we have experienced stress within certain sub-sectors of our industrial and consumer corporate securities portfolios, principally in Airports, Cruise Lines / Leisure, Airlines, Restaurants and Lodging. See “— Current Environment — Selected Country and Sector Investments.”
Structured Products
We held $61.2 billion and $59.5 billion of Structured Products, at estimated fair value, at December 31, 2021 and 2020, respectively, as presented in the RMBS, ABS and CMBS sections below.

RMBS
Our RMBS portfolio is diversified by security type and risk profile. The following table presents our RMBS portfolio by security type, risk profile and ratings profile at:

	December 31,
	2021			2020
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses) (1)
	(Dollars in millions)
Security type
Collateralized mortgage obligations	$17,646	58.0%	$1,092	$17,342	57.0%	$1,468
Pass-through mortgage-backed securities	12,758	42.0	160	13,093	43.0	552
Total RMBS	$30,404	100.0%	$1,252	$30,435	100.0%	$2,020
Risk profile
Agency	$19,487	64.1%	$671	$20,408	67.1%	$1,314
Prime	3,018	9.9	13	1,637	5.4	38
Alt-A	3,887	12.8	267	3,809	12.5	306
Sub-prime	4,012	13.2	301	4,581	15.0	362
Total RMBS	$30,404	100.0%	$1,252	$30,435	100.0%	$2,020
Ratings profile
Rated Aaa/AAA	$21,786	71.7%		$22,555	74.1%
Designated NAIC 1	$29,529	97.1%		$29,347	96.4%

(1) Excludes gross unrealized gains (losses) related to assets held-for-sale. See Note 3 of the Notes to the Consolidated Financial Statements for information on the Company’s business dispositions.
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
The majority of our RMBS holdings were rated Aaa/AAA and were designated NAIC 1 at December 31, 2021 and 2020. Agency RMBS were guaranteed or otherwise supported by Federal National Mortgage Association, Federal Home Loan Mortgage Corporation or Government National Mortgage Association. Non-agency RMBS include prime, alternative residential mortgage loans (“Alt-A”) and sub-prime RMBS. Prime residential mortgage lending includes the origination of residential mortgage loans to the most creditworthy borrowers with high quality credit profiles. Alt-A is a classification of mortgage loans where the risk profile of the borrower is between prime and sub-prime. Sub-prime mortgage lending is the origination of residential mortgage loans to borrowers with weak credit profiles.
Historically, we have managed our exposure to sub-prime RMBS holdings by focusing primarily on senior tranche securities, stress testing the portfolio with severe loss assumptions and closely monitoring the performance of the portfolio. Our sub-prime RMBS portfolio consists predominantly of securities that were purchased at significant discounts to par value and discounts to the expected principal recovery value of these securities. The vast majority of these securities are investment grade under the NAIC designations (e.g., NAIC 1 and NAIC 2).

ABS
Our ABS portfolio is diversified by collateral type and issuer. The following table presents our ABS portfolio by collateral type and ratings profile at:

	December 31,
	2021			2020
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses) (1)
	(Dollars in millions)
Collateral type
Collateralized obligations (2)	$8,441	45.5%	$(3)	$8,946	52.2%	$(16)
Consumer loans	1,653	8.9	48	1,535	9.0	46
Automobile loans	1,287	6.9	10	976	5.7	20
Student loans	1,143	6.2	15	1,174	6.9	7
Foreign residential loans	922	5.0	2	956	5.5	15
Credit card loans	900	4.8	9	1,006	5.9	13
Other loans (3)	4,223	22.7	45	2,526	14.8	71
Total	$18,569	100.0%	$126	$17,119	100.0%	$156
Ratings profile
Rated Aaa/AAA	$8,071	43.5%		$9,164	53.5%
Designated NAIC 1	$15,920	85.7%		$15,328	89.5%
_________________
(1)Excludes gross unrealized gains (losses) related to assets held-for-sale. See Note 3 of the Notes to the Consolidated Financial Statements for information on the Company’s business dispositions.
(2)Includes primarily collateralized loan obligations.
(3)Other loans are broadly diversified across several subsectors and issuers, including securities with the following collateral types: digital infrastructure, franchise, equipment, containers and renewable energy.
CMBS
Our CMBS portfolio is comprised primarily of securities collateralized by multiple commercial mortgage loans and is diversified by property type, borrower, geography and vintage year. The following tables present our CMBS portfolio by NRSRO rating and vintage year.

	December 31, 2021
	Aaa		Aa		A		Baa		Below Investment Grade		Total
Vintage Year	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value
	(Dollars in millions)
2003 - 2014	$1,170	$1,228	$1,048	$1,085	$570	$576	$94	$91	$230	$219	$3,112	$3,199
2015	456	479	56	58	53	55	7	7	—	—	572	599
2016	268	286	66	68	53	54	—	—	—	—	387	408
2017	770	804	345	361	193	197	—	—	—	—	1,308	1,362
2018	1,756	1,917	301	314	179	188	10	10	—	—	2,246	2,429
2019	934	967	131	133	660	666	—	—	—	—	1,725	1,766
2020	501	506	247	248	214	218	26	26	—	—	988	998
2021	650	650	510	510	245	249	37	37	—	—	1,442	1,446
Total	$6,505	$6,837	$2,704	$2,777	$2,167	$2,203	$174	$171	$230	$219	$11,780	$12,207
Ratings Distribution		56.0%		22.8%		18.0%		1.4%		1.8%		100.0%

	December 31, 2020
	Aaa		Aa		A		Baa		Below Investment Grade		Total
Vintage Year	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value
	(Dollars in millions)
2003 - 2014	$1,409	$1,491	$1,327	$1,366	$542	$526	$115	$105	$114	$98	$3,507	$3,586
2015	462	492	65	69	38	40	7	6	—	—	572	607
2016	282	310	56	60	54	53	—	—	—	—	392	423
2017	757	807	432	463	150	150	—	—	—	—	1,339	1,420
2018	1,704	1,891	592	647	205	214	9	9	—	—	2,510	2,761
2019	1,048	1,100	138	141	596	610	—	—	—	—	1,782	1,851
2020	734	748	280	293	186	191	29	30	—	—	1,229	1,262
Total	$6,396	$6,839	$2,890	$3,039	$1,771	$1,784	$160	$150	$114	$98	$11,331	$11,910
Ratings Distribution		57.4%		25.5%		15.0%		1.3%		0.8%		100.0%

The tables above reflect NRSRO ratings including Moody’s, S&P, Fitch and DBRS Morningstar. CMBS designated NAIC 1 were 91.9% and 88.8% of total CMBS at December 31, 2021 and 2020, respectively.
Evaluation of Fixed Maturity Securities AFS for Credit Loss, Rollforward of Allowance for Credit Loss and Credit Loss on Fixed Maturity Securities AFS Recognized in Earnings
See Note 8 of the Notes to the Consolidated Financial Statements for information about the evaluation of fixed maturity securities AFS for credit loss, rollforward of the ACL, net credit loss provision (release), impairment loss, as well as realized gross gains and gross losses on fixed maturity securities AFS sold or disposed at and for the years ended December 31, 2021 and 2020.
Contractholder-Directed Equity Securities and Fair Value Option Securities
The estimated fair value of these investments, which are primarily comprised of contractholder-directed equity securities supporting unit-linked variable annuity type liabilities (“Unit-linked investments”), was $12.1 billion and $13.3 billion, or 2.4% and 2.5% of cash and invested assets, at December 31, 2021 and 2020, respectively. See Notes 1, 8 and 10 of the Notes to the Consolidated Financial Statements for a description of this portfolio, investments by asset type, the fair value hierarchy and a rollforward of the fair value measurements for these investments measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
Securities Lending Transactions, Repurchase Agreements and Third-Party Custodian Administered Programs
We participate in securities lending transactions, repurchase agreements and third-party custodian administered programs with unaffiliated financial institutions in the normal course of business for the purpose of enhancing the total return on our investment portfolio.
Securities lending transactions and repurchase agreements: We account for these arrangements as secured borrowings and record a liability in the amount of the cash received. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the securities are returned to us. Through these arrangements, we were liable for cash collateral under our control of $24.4 billion and $21.8 billion at December 31, 2021 and 2020, respectively, including a portion that may require the immediate return of cash collateral we hold. See Notes 1 and 8 of the Notes to the Consolidated Financial Statements for further information about the secured borrowings accounting and the classification of revenues and expenses.
Third-party custodian administered programs: The estimated fair value of securities we own which are loaned in connection with these programs was $273 million and $19 million at December 31, 2021 and 2020, respectively. The estimated fair value of the related non-cash collateral on deposit with third-party custodians on our behalf, which is not reflected in our consolidated financial statements and cannot be sold or re-pledged, was $282 million and $20 million at December 31, 2021 and 2020, respectively. The year-over-year increase in securities owned and loaned and related non-cash collateral was due to increased demand for longer duration securities in our portfolios available for lending.

Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Mortgage loans carried at amortized cost and the related ACL are summarized as follows at:

	December 31,
	2021				2020
Portfolio Segment	Amortized Cost	% of Total	ACL	ACL as % of Amortized Cost	Amortized Cost	% of Total	ACL	ACL as % of Amortized Cost
	(Dollars in millions)
Commercial	$50,553	63.3%	$340	0.7%	$52,434	62.2%	$252	0.5%
Agricultural	18,111	22.7	88	0.5%	18,128	21.5	106	0.6%
Residential	11,196	14.0	206	1.8%	13,782	16.3	232	1.7%
Total	$79,860	100.0%	$634	0.8%	$84,344	100.0%	$590	0.7%

The carrying value of all mortgage loans, net of ACL, was 15.4% and 15.9% of cash and invested assets at December 31, 2021 and 2020, respectively.
Our commercial, agricultural and residential mortgage loan portfolios are subject to uncertain market conditions, including the effects of the COVID-19 pandemic. As a result of the COVID-19 pandemic in 2021 and 2020, we granted concessions (e.g., payment deferrals and other loan modifications) to certain of our commercial mortgage loan borrowers (principally in the hotel and retail sectors) and residential mortgage loan borrowers and, to a much lesser extent, some of our agricultural mortgage loan borrowers. While we granted concessions in 2021, both the frequency and number of concessions significantly decreased from 2020. See Note 8 of the Notes to the Consolidated Financial Statements for further information regarding COVID-19 pandemic-related mortgage loan concessions. See also “— Commercial Mortgage Loans by Geographic Region and Property Type.”
We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loan portfolios, 83% are collateralized by properties located in the United States, with the remaining 17% collateralized by properties located outside the United States, which includes 5% and 1% of properties located in Mexico and Chile, respectively, at December 31, 2021. The carrying values of our commercial and agricultural mortgage loans located in California, New York and Texas were 16%, 9% and 7%, respectively, of total commercial and agricultural mortgage loans at December 31, 2021. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loan portfolio in a similar manner to reduce risk of concentration, with 91% collateralized by properties located in the United States, and the remaining 9% collateralized by properties located outside the United States, principally in Chile, at December 31, 2021. The carrying values of our residential mortgage loans located in California, Florida, and New York were 30%, 9%, and 9%, respectively, of total residential mortgage loans at December 31, 2021.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest mortgage loan portfolio segment. The tables below present the diversification across geographic regions and property types of commercial mortgage loans at:

	December 31,
	2021		2020
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Non-U.S.	$9,969	19.7%	$10,581	20.2%
Pacific	9,676	19.1	10,235	19.5
Middle Atlantic	7,537	14.9	8,233	15.7
South Atlantic	6,800	13.5	7,217	13.8
West South Central	3,492	6.9	3,887	7.4
New England	2,748	5.4	2,126	4.0
East North Central	2,129	4.2	2,494	4.8
Mountain	1,993	4.0	1,777	3.4
East South Central	759	1.5	700	1.3
West North Central	663	1.3	609	1.2
Multi-Region and Other	4,787	9.5	4,575	8.7
Total amortized cost	50,553	100.0%	52,434	100.0%
Less: ACL	340		252
Carrying value, net of ACL	$50,213		$52,182
Property Type
Office	$22,388	44.3%	$23,928	45.6%
Apartment	9,121	18.0	8,764	16.7
Retail	8,548	16.9	8,911	17.0
Industrial	5,096	10.1	5,365	10.2
Hotel	3,201	6.3	3,377	6.5
Other	2,199	4.4	2,089	4.0
Total amortized cost	50,553	100.0%	52,434	100.0%
Less: ACL	340		252
Carrying value, net of ACL	$50,213		$52,182
__________________
Our commercial mortgage loan portfolio is well positioned with exposures concentrated in high quality underlying properties located in primary markets typically with institutional investors who are better positioned to manage their assets during periods of market volatility. Our portfolio is comprised primarily of lower risk loans with higher debt-service coverage ratios (“DSCR”) and lower loan-to-value (“LTV”) ratios. See “— Mortgage Loan Credit Quality — Monitoring Process” for further information and Note 8 of the Notes to the Consolidated Financial Statements for a distribution of our commercial mortgage loans by DSCR and LTV ratios. Excluding loans with a COVID-19 pandemic-related payment deferral, over 99% of our commercial mortgage loan portfolio, including our hotel and retail commercial mortgage loans, were current at December 31, 2021. See Note 8 of the Notes to the Consolidated Financial Statements for further information regarding COVID-19 pandemic-related mortgage loan concessions.
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
LTV ratios and DSCR are common measures in the assessment of the quality of commercial mortgage loans. LTV ratios are a common measure in the assessment of the quality of agricultural mortgage loans. LTV ratios compare the amount of the loan to the estimated fair value of the underlying collateral. An LTV ratio greater than 100% indicates that the loan amount is greater than the collateral value. An LTV ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the LTV ratio, the higher the risk of experiencing a credit loss. The DSCR compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the DSCR, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average LTV ratio was 56% and 58% at December 31, 2021 and 2020 respectively, and our average DSCR was 2.5x at both December 31, 2021 and 2020. The DSCR and the values utilized in calculating the ratio are updated routinely. In addition, the LTV ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average LTV ratio was 49% and 48% at December 31, 2021 and 2020, respectively. The values utilized in calculating our agricultural mortgage loan LTV ratio are developed in connection with the ongoing review of our agricultural loan portfolio and are routinely updated.
Mortgage Loan Allowance for Credit Loss. Our ACL is established for both pools of loans with similar risk characteristics and for mortgage loans with dissimilar risk characteristics, collateral dependent loans and reasonably expected troubled debt restructurings, individually on a loan specific basis. We record an allowance for expected lifetime credit loss in earnings within net investment gains (losses) in an amount that represents the portion of the amortized cost basis of mortgage loans that the Company does not expect to collect, resulting in mortgage loans being presented at the net amount expected to be collected.
In determining our ACL, management (i) pools mortgage loans that share similar risk characteristics, (ii) considers expected lifetime credit loss over the contractual term of our mortgage loans, as adjusted for expected prepayments and any extensions, and (iii) considers past events and current and forecasted economic conditions. Actual credit loss realized could be different from the amount of the ACL recorded. These evaluations and assessments are revised as conditions change and new information becomes available, which can cause the ACL to increase or decrease over time as such evaluations are revised. Negative credit migration, including an actual or expected increase in the level of problem loans, will result in an increase in the ACL. Positive credit migration, including an actual or expected decrease in the level of problem loans, will result in a decrease in the ACL. See Notes 1 and 8 of the Notes to the Consolidated Financial Statements for information on how the ACL is established and monitored, and activity in and balances of the ACL.
Real Estate and Real Estate Joint Ventures
Real estate and real estate joint ventures is comprised of wholly-owned real estate and joint ventures with interests in single property income-producing real estate and, to a lesser extent, joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the operation of income-producing properties, as well as real estate funds. The carrying value of real estate and real estate joint ventures was $12.2 billion and $11.9 billion, or 2.4% and 2.3% of cash and invested assets, at December 31, 2021 and 2020, respectively.
Our real estate investments are typically stabilized properties that we intend to hold for the longer-term for portfolio diversification and long-term appreciation. Our real estate investment portfolio has significantly appreciated to a $6.8 billion and $6.3 billion unrealized gain position at December 31, 2021 and 2020, respectively. We continuously monitor expected future cash flows of each of our real estate investments and incorporate them into our periodic impairment analyses. As a result of the COVID-19 pandemic, we performed impairment analyses during the years ended December 31, 2021 and 2020, which included updated estimates of expected future cash flows. As a result of our impairment analyses, we recognized in earnings one impairment during the year ended December 31, 2020 for $13 million. This impairment was recorded in net investment income as the investment is in a real estate fund. There were no impairments recognized in earnings within net investment gains (losses) on real estate and real estate joint ventures for either the year ended December 31, 2021 or 2020.

We diversify our real estate investments by both geographic region and property type to reduce risk of concentration. See Note 8 of the Notes to the Consolidated Financial Statements for a summary of real estate investments, by income type, as well as income earned.
Geographical diversification: Our wholly-owned real estate and real estate joint ventures represented 72% of our total real estate investments, while real estate funds represented 28% of our total real estate investments at December 31, 2021, at carrying value. Within our wholly-owned real estate and real estate joint ventures portfolios, 63% of our properties were located in the United States and 37% of our properties were located outside the United States, at December 31, 2021, at carrying value. Within our wholly-owned real estate and real estate joint ventures portfolios, the portion of the properties located in Japan, California and Washington, D.C. were 33%, 9% and 9%, respectively, at December 31, 2021, at carrying value.
Property type diversification: Real estate and real estate joint venture investments are categorized by property type as follows at:

	December 31,
	2021		2020
Property Type	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Office	$4,209	34.5%	$4,082	34.2%
Real estate funds	3,425	28.0	2,966	24.9
Apartment	1,343	11.0	1,260	10.6
Retail	1,105	9.0	1,273	10.7
Land	1,008	8.3	910	7.6
Hotel	677	5.5	610	5.0
Industrial	421	3.4	448	3.8
Agriculture	18	0.2	20	0.2
Other	10	0.1	364	3.0
Total real estate and real estate joint ventures	$12,216	100.0%	$11,933	100.0%
Other Limited Partnership Interests
Other limited partnership interests are comprised of investments in private funds, including private equity funds and hedge funds. At December 31, 2021 and 2020, the carrying value of other limited partnership interests was $14.6 billion and $9.5 billion, which included $663 million and $643 million of hedge funds, respectively. Other limited partnership interests were 2.8% and 1.8% of cash and invested assets at December 31, 2021 and 2020, respectively. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds.
We use the equity method of accounting for most of our private equity funds. We generally recognize our share of a private equity fund’s earnings in net investment income on a three-month lag when the information is reported to us. Accordingly, changes in equity market levels, which can impact the underlying results of these private equity funds, are recognized in earnings within our net investment income on a three-month lag. For a discussion of our expected private equity market returns in 2022, see “— Executive Summary — Consolidated Company Outlook.”

Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	December 31,
	2021		2020
Asset Type	Carrying Value	% of Total	Carrying Value	% of Total
		(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$10,466	56.1%	$11,866	57.6%
Tax credit and renewable energy partnerships	1,564	8.4	1,751	8.5
Annuities funding structured settlement claims	1,251	6.7	1,263	6.1
Direct financing leases	1,143	6.1	1,340	6.5
Operating joint ventures	901	4.8	733	3.6
Leveraged leases	787	4.2	816	4.0
FHLB common stock	769	4.1	814	4.1
Funds withheld	525	2.8	508	2.5
Other	1,249	6.8	1,502	7.2
Total	$18,655	100%	$20,593	100%
Percentage of cash and invested assets	3.6%		3.9%

See Notes 1, 8 and 9 of the Notes to the Consolidated Financial Statements for information regarding freestanding derivatives with positive estimated fair values, tax credit and renewable energy partnerships, direct financing and leveraged leases, annuities funding structured settlement claims, operating joint ventures, FHLB common stock, and funds withheld, as well as gains (losses) on disposals of, and impairments losses on, tax credit and renewable energy partnerships, and leveraged leases.
Investment Commitments
We enter into the following commitments in the normal course of business for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnerships, bank credit facilities, bridge loans and private corporate bond investments. See Note 21 of the Notes to the Consolidated Financial Statements for the amount of our unfunded investment commitments at December 31, 2021 and 2020. See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 8 of the Notes to the Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments and the liability for credit loss for unfunded mortgage loan commitments. See also “— Fixed Maturity Securities AFS and Equity Securities,” “— Mortgage Loans,” “— Real Estate and Real Estate Joint Ventures” and “— Other Limited Partnership Interests.”

Derivatives
Overview
We are exposed to various risks relating to our ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. We use a variety of strategies to manage these risks, including the use of derivatives, such as market standard purchased and written credit default swap contracts. See Note 9 of the Notes to the Consolidated Financial Statements for:
•A comprehensive description of the nature of our derivatives, including the strategies for which derivatives are used in managing various risks.
•Information about the primary underlying risk exposure, gross notional amount, and estimated fair value of our derivatives by type of hedge designation, excluding embedded derivatives held at December 31, 2021 and 2020.
•The statement of operations effects of derivatives in net investments in foreign operations, cash flow, fair value, or nonqualifying hedge relationships for the years ended December 31, 2021, 2020 and 2019.
We enter into market standard purchased and written credit default swap contracts. Payout under such contracts is triggered by certain credit events experienced by the referenced entities. For credit default swaps covering North American corporate issuers, credit events typically include bankruptcy and failure to pay on borrowed money. For European corporate issuers, credit events typically also include involuntary restructuring. With respect to credit default contracts on sovereign debt, credit events typically include failure to pay debt obligations, repudiation, moratorium, or involuntary restructuring. In each case, payout on a credit default swap is triggered only after the relevant third party, Credit Derivatives Determinations Committee, determines that a credit event has occurred.
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
Derivatives categorized as Level 3 at December 31, 2021 include: interest rate forwards with maturities which extend beyond the observable portion of the yield curve; foreign currency swaps and forwards with certain unobservable inputs, including the unobservable portion of the yield curve; and credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations. At December 31, 2021, less than 1% of the estimated fair value of our derivatives was priced through independent broker quotations.
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

The gain (loss) on Level 3 derivatives, percentage of gain (loss) attributable to observable and unobservable inputs, and the primary drivers of observable gain (loss) are summarized as follows:

Year Ended December 31, 2021
Gain (loss) recognized in net income (loss)	($460)
Approximate percentage of gain (loss) attributable to observable inputs	25%
Primary drivers of observable gain (loss)	Increases in interest rates on interest rate total return swaps.
Approximate percentage of gain (loss) attributable to unobservable inputs	75%

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
Credit Derivatives
The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	December 31,
	2021		2020
Credit Default Swaps	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Purchased	$3,042	$(100)	$2,978	$(112)
Written	8,626	165	9,609	196
Total	$11,668	$65	$12,587	$84

The following table presents the gross gains, gross losses and net gains (losses) recognized in net derivative gains (losses) for credit default swaps as follows:

	Years Ended December 31,
	2021			2020
Credit Default Swaps	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)
	(In millions)
Purchased (1)	$18	$(9)	$9	$36	$(64)	$(28)
Written (1)	52	(11)	41	65	(171)	(106)
Total	$70	$(20)	$50	$101	$(235)	$(134)
__________________
(1)Gains (losses) do not include earned income (expense) on credit default swaps.
The favorable change in net gains (losses) on written credit default swaps was $147 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020 due to certain credit spreads on certain credit default swaps used as replications narrowing in the current period and widening in the prior period.

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
Collateral for Derivatives
We enter into derivatives to manage various risks relating to our ongoing business operations. We receive non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which is not reflected on our consolidated balance sheets. The amounts of this non-cash collateral were $1.1 billion and $1.7 billion at estimated fair value, at December 31, 2021 and 2020, respectively. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” and Note 9 of the Notes to the Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
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
See “Business — Regulation — Insurance Regulation — Policy and Contract Reserve Adequacy Analysis” and “Risk Factors — Business Risks” for further information regarding required analyses of the adequacy of statutory reserves of our insurance operations.
The following discussions on future policy benefits and policyholder account balances should be read in conjunction with “— Industry Trends — Impact of Market Interest Rates,” “— Variable Annuity Guarantees” and “— Liquidity and Capital Resources — The Company — Liquidity and Capital Sources — Policyholder Account Balances.” See also Notes 1 and 4 of the Notes to the Consolidated Financial Statements for additional information.
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Group Benefits:

	December 31, 2021
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$5,378	$5,248
Equal to or greater than 2% but less than 4%	$1,564	$1,525
Equal to or greater than 4%	$808	$779

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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for RIS:

	December 31, 2021
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$605	$450
Equal to or greater than 2% but less than 4%	$814	$186
Equal to or greater than 4%	$4,612	$4,358

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

The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Asia:

	December 31, 2021
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Annuities
Greater than 0% but less than 2%	$31,180	$1,700
Equal to or greater than 2% but less than 4%	$991	$430
Equal to or greater than 4%	$1	$1
Life & Other
Greater than 0% but less than 2%	$12,811	$12,266
Equal to or greater than 2% but less than 4%	$34,251	$21,673
Equal to or greater than 4%	$282	$282

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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for the MetLife Holdings segment:

	December 31, 2021
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$1,123	$1,092
Equal to or greater than 2% but less than 4%	$17,331	$15,805
Equal to or greater than 4%	$7,364	$6,754

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
The table below presents the carrying value for guarantees at:

	Future Policy Benefits		Policyholder Account Balances
	December 31,		December 31,
	2021	2020	2021	2020
	(In millions)
Asia
GMDB	$4	$6	$—	$—
GMAB	—	—	14	26
GMWB	32	35	107	134
EMEA
GMDB	3	6	—	—
GMAB	—	—	6	31
GMWB	19	31	(58)	(23)
MetLife Holdings
GMDB	561	450	—	—
GMIB	1,029	954	180	323
GMAB	—	—	—	—
GMWB	174	179	173	443
Total	$1,822	$1,661	$422	$934

The carrying amounts for guarantees included in policyholder account balances above include nonperformance risk adjustments of $120 million and $137 million at December 31, 2021 and 2020, respectively. These nonperformance risk adjustments represent the impact of including a credit spread when discounting the underlying risk-neutral cash flows to determine the estimated fair values. The nonperformance risk adjustment does not have an economic impact on us as it cannot be monetized given the nature of these policyholder liabilities. The change in valuation arising from the nonperformance risk adjustment is not hedged.
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
GMDBs
We offer a range of GMDBs to our contractholders. The table below presents GMDBs, by benefit type, at December 31, 2021:

	Total Account Value (1)
	Asia & EMEA	MetLife Holdings
	(In millions)
Return of premium or five to seven year step-up	$7,549	$46,213
Annual step-up	—	3,117
Roll-up and step-up combination	—	5,329
Total	$7,549	$54,659
__________________
(1)Total account value excludes $598 million for contracts with no GMDBs. The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed for GMDBs and for living benefit guarantees are not mutually exclusive.
Based on total account value, less than 18% of our GMDBs included enhanced death benefits such as the annual step-up or roll-up and step-up combination products at December 31, 2021.

Living Benefit Guarantees
The table below presents our living benefit guarantees based on total account values at December 31, 2021:

	Total Account Value (1)
	Asia & EMEA	MetLife Holdings
	(In millions)
GMIB	$—	$20,140
GMWB - non-life contingent (2)	956	2,051
GMWB - life-contingent	3,165	8,337
GMAB	1,594	151
Total	$5,715	$30,679
__________________
(1)Total account value excludes $26.4 billion for contracts with no living benefit guarantees. The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed for GMDBs and for living benefit guarantee amounts are not mutually exclusive.
(2)The Asia and EMEA segments include the non-life contingent portion of the GMWB total account value of $956 million with a guarantee at annuitization.
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
The table below presents our GMIB associated total account values, by their guaranteed payout basis, at December 31, 2021:

Total Account Value
(In millions)
7-year setback, 2.5% interest rate	$5,591
7-year setback, 1.5% interest rate	1,214
10-year setback, 1.5% interest rate	3,994
10-year mortality projection, 10-year setback, 1.0% interest rate	7,993
10-year mortality projection, 10-year setback, 0.5% interest rate	1,348
$20,140

The annuitization interest rates on GMIBs have been decreased from 2.5% to 0.5% over time, partially in response to the low interest rate environment, accompanied by an increase in the setback period from seven years to 10 years and the introduction of a 10-year mortality projection.
Additionally, 39% of the $20.1 billion of GMIB total account value has been invested in managed volatility funds as of December 31, 2021. These funds seek to manage volatility by adjusting the fund holdings within certain guidelines based on capital market movements. Such activity reduces the overall risk of the underlying funds while maintaining their growth opportunities. These risk mitigation techniques reduce or eliminate the need for us to manage the funds’ volatility through hedging or reinsurance.
Our GMIB products typically have a waiting period of 10 years to be eligible for annuitization. As of December 31, 2021, only 37% of our contracts with GMIBs were eligible for annuitization. The remaining contracts are not eligible for annuitization for an average of three years.

Once eligible for annuitization, contractholders would be expected to annuitize only if their contracts were in-the-money. We calculate in-the-moneyness with respect to GMIBs consistent with net amount at risk as discussed in Note 4 of the Notes to the Consolidated Financial Statements, by comparing the contractholders’ income benefits based on total account values and current annuity rates versus the guaranteed income benefits. The net amount at risk was $500 million at December 31, 2021, of which $461 million was related to GMIBs. For those contracts with GMIB, the table below presents details of contracts that are in-the-money and out-of-the-money at December 31, 2021:

	In-the-Moneyness	Total Account Value	% of Total
		(In millions)
In-the-money	30% or greater	$465	2%
	20% to less than 30%	236	1%
	10% to less than 20%	412	2%
	0% to less than 10%	747	4%
		1,860
Out-of-the-money	-10% to 0%	2,248	11%
	-20% to less than -10%	4,601	23%
	Greater than -20%	11,431	57%
		18,280
Total GMIBs		$20,140

Derivatives Hedging Variable Annuity Guarantees
Our risk mitigating hedging strategy uses various OTC and exchange traded derivatives. The table below presents the gross notional amount, estimated fair value and primary underlying risk exposure of the derivatives hedging our variable annuity guarantees:

		December 31,
		2021			2020
Primary Underlying Risk Exposure		Gross Notional	Estimated Fair Value		Gross Notional	Estimated Fair Value
	Instrument Type	Amount	Assets	Liabilities	Amount	Assets	Liabilities
		(In millions)
Interest rate	Interest rate swaps	$8,663	$52	$75	$14,188	$85	$21
	Interest rate futures	1,087	3	—	1,442	—	2
	Interest rate options	100	1	—	637	134	—
Foreign currency exchange rate	Foreign currency forwards	1,149	4	13	1,834	27	13
Equity market	Equity futures	3,641	11	5	4,891	12	38
	Equity index options	4,161	513	362	5,360	558	408
	Equity variance swaps	699	17	13	716	15	12
	Equity total return swaps	2,763	11	44	1,533	3	124
	Total	$22,263	$612	$512	$30,601	$834	$618

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
Short-term Liquidity
We maintain a substantial short-term liquidity position, which was $12.4 billion and $9.4 billion at December 31, 2021 and 2020, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed, including amounts received in connection with securities lending, repurchase agreements, derivatives, and secured borrowings, as well as amounts held in the closed block.
Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets, which was $223.0 billion and $235.1 billion at December 31, 2021 and 2020, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, repurchase agreements, derivatives, regulatory deposits, the collateral financing arrangement, funding agreements and secured borrowings, as well as amounts held in the closed block.
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

	A.M. Best	Fitch	Moody’s	S&P
Ratings Structure	“A++ (Superior)” to “S (Suspended)”	“AAA (Exceptionally Strong)” to “C (Distressed)”	“Aaa (Highest Quality)” to “C (Lowest Rated)”	“AAA (Extremely Strong)” to “SD (Selective Default)” or “D (Default)”
American Life Insurance Company	NR	NR	A1	AA-
			5th of 21	4th of 21
Metropolitan Life Insurance Company	A+	AA-	Aa3	AA-
	2nd of 16	4th of 19	4th of 21	4th of 21
MetLife Insurance K.K. (MetLife Japan)	NR	NR	NR	AA-
4th of 21
Metropolitan Tower Life Insurance Company	A+	AA-	Aa3	AA-
	2nd of 16	4th of 19	4th of 21	4th of 21
__________________
NR = Not rated
Credit ratings indicate the rating agency’s opinion regarding a debt issuer’s ability to meet the terms of debt obligations in a timely manner. They are important factors in our overall funding profile and ability to access certain types of liquidity. The level and composition of regulatory capital at the subsidiary level and our equity capital are among the many factors considered in determining our insurer financial strength ratings and credit ratings. Each agency has its own capital adequacy evaluation methodology, and assessments are generally based on a combination of factors. In addition to heightening the level of scrutiny that they apply to insurance companies, rating agencies have increased and may continue to increase the frequency and scope of their credit reviews, may request additional information from the companies that they rate and may change the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels.
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

	Years Ended December 31,
	2021	2020
	(In millions)
Sources:
Operating activities, net	$12,596	$11,639
Net change in policyholder account balances	3,827	8,246
Net change in payables for collateral under securities loaned and other transactions	1,883	3,538
Cash received for other transactions with tenors greater than three months	—	150
Long-term debt issued	29	1,124
Financing element on certain derivative instruments and other derivative related transactions, net	270	—
Preferred stock issued, net of issuance costs	—	1,961
Other, net	22	191
Effect of change in foreign currency exchange rates on cash and cash equivalents	—	163
Total sources	18,627	27,012
Uses:
Investing activities, net	11,187	18,569
Cash paid for other transactions with tenors greater than three months	100	175
Long-term debt repaid	582	99
Collateral financing arrangement repaid	79	148
Financing element on certain derivative instruments and other derivative related transactions, net	—	46
Treasury stock acquired in connection with share repurchases	4,303	1,151
Redemption of preferred stock	494	989
Preferred stock redemption premium	6	14
Dividends on preferred stock	195	202
Dividends on common stock	1,647	1,657
Effect of change in foreign currency exchange rates on cash and cash equivalents	478	—
Total uses	19,071	23,050
Net increase (decrease) in cash and cash equivalents	$(444)	$3,962

Cash Flows from Operations
The principal cash inflows from our insurance activities come from insurance premiums, net investment income, annuity considerations and deposit funds. The principal cash outflows are the result of various life insurance, annuity and pension products, operating expenses and income tax, as well as interest expense.
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
FHLB Advance Agreements, Reported in Liabilities Held-for-Sale
For the years ended December 31, 2021 and 2020, we borrowed $0 and $2.8 billion, respectively, and repaid $700 million and $2.9 billion, respectively, under advance agreements with the FHLB of Boston. At December 31, 2021 and 2020, total obligations outstanding under these advance agreements were $0 and $700 million, respectively.
Policyholder Account Balances
See Notes 1 and 4 of the Notes to the Consolidated Financial Statements for a description of the components of policyholder account balances. See “— Insurance Liabilities” regarding the source and uncertainties associated with the estimation of the contractual obligations related to future policy benefits and policyholder account balances.
The sum of the estimated cash flows of $248.6 billion ($29.5 billion of which are estimated to occur in one year or less) exceeds the liability amount of $203.5 billion included on the consolidated balance sheet principally due to (i) the time value of money, which accounts for a substantial portion of the difference; (ii) differences in assumptions, between the date the liabilities were initially established and the current date; and (iii) liabilities related to accounting conventions, or which are not contractually due, which are excluded.
The estimated cash flows represent cash payments undiscounted as to interest and including assumptions related to the receipt of future premiums and deposits; withdrawals, including unscheduled or partial withdrawals; policy lapses; surrender charges; annuitization; mortality; future interest credited; policy loans and other contingent events as appropriate for the respective product type. Such estimated cash payments are also presented net of estimated future premiums on policies currently in-force and gross of any reinsurance recoverable. For obligations denominated in foreign currencies, cash payments have been estimated using current spot foreign currency rates.

FHLB Funding Agreements, Reported in Policyholder Account Balances
Certain of our U.S. insurance subsidiaries are members of a regional FHLB. For the years ended December 31, 2021 and 2020, we issued $34.0 billion and $35.4 billion, respectively, and repaid $34.5 billion and $34.5 billion, respectively, of funding agreements with certain regional FHLBs. At December 31, 2021 and 2020, total obligations outstanding under these funding agreements were $15.8 billion and $16.3 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements.
Special Purpose Entity Funding Agreements, Reported in Policyholder Account Balances
We issue fixed and floating rate funding agreements which are denominated in either U.S. dollars or foreign currencies, to certain unconsolidated special purpose entities that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. For the years ended December 31, 2021 and 2020, we issued $40.8 billion and $40.4 billion, respectively, and repaid $41.2 billion and $36.7 billion, respectively, under such funding agreements. At December 31, 2021 and 2020, total obligations outstanding under these funding agreements were $39.5 billion and $39.9 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements.
Federal Agricultural Mortgage Corporation Funding Agreements, Reported in Policyholder Account Balances
We have issued funding agreements to a subsidiary of Farmer Mac which are secured by a pledge of certain eligible agricultural mortgage loans. For the years ended December 31, 2021 and 2020, we issued $425 million and $250 million, respectively, and repaid $750 million and $425 million, respectively, under such funding agreements. At December 31, 2021 and 2020, total obligations outstanding under these funding agreements were $2.1 billion and $2.4 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements.
Debt Issuances
See “— Liquidity and Capital Uses — Debt Repurchases, Redemptions and Exchanges” and Note 13 of the Notes to the Consolidated Financial Statements for information on senior note issuances.
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
Outstanding Debt Under Global Funding Sources
The following table summarizes our outstanding debt excluding long-term debt relating to CSEs at:

	December 31,
	2021	2020
	(In millions)
Short-term debt (1)	$341	$393
Long-term debt (2)	$13,933	$14,598
Collateral financing arrangement	$766	$845
Junior subordinated debt securities	$3,156	$3,153
__________________
(1)Includes $241 million and $293 million of debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at December 31, 2021 and 2020, respectively. Certain subsidiaries have pledged assets to secure this debt.
(2)Includes $482 million and $474 million of debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at December 31, 2021 and 2020, respectively. Certain investment subsidiaries have pledged assets to secure this debt.

Debt and Facility Covenants
Certain of our debt instruments and committed facilities, as well as our unsecured revolving credit facility, contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all applicable financial covenants at December 31, 2021.
Dispositions
See Note 3 of the Notes to the Consolidated Financial Statements for information on the Company’s business dispositions.
Liquidity and Capital Uses
In addition to the general description of liquidity and capital uses in “— Summary of the Company’s Primary Sources and Uses of Liquidity and Capital” the Company’s primary uses of liquidity and capital are set forth below.
Preferred Stock Redemption
See Note 16 of the Notes to the Consolidated Financial Statements for information about the redemption of Series C preferred stock.
Common Stock Repurchases
See Note 16 of the Notes to the Consolidated Financial Statements for information relating to authorizations by the Board of Directors to repurchase MetLife, Inc. common stock, amounts of common stock repurchased pursuant to such authorizations for the years ended December 31, 2021 and 2020, and the amount remaining under such authorizations at December 31, 2021.
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
Dividends
For the years ended December 31, 2021 and 2020, MetLife, Inc. paid dividends on its preferred stock of $195 million and $202 million, respectively. For the years ended December 31, 2021 and 2020, MetLife, Inc. paid dividends on its common stock of $1.6 billion and $1.7 billion, respectively. See Note 16 of the Notes to the Consolidated Financial Statements for information regarding the calculation and timing of these dividend payments.
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
Debt Repayments
For the years ended December 31, 2021 and 2020, following regulatory approval, MetLife Reinsurance Company of Charleston, a wholly-owned subsidiary of MetLife, Inc., repurchased and canceled $79 million and $148 million, respectively, in aggregate principal amount of its surplus notes, which were reported in collateral financing arrangement on the consolidated balance sheets. See Notes 13 and 14 of the Notes to the Consolidated Financial Statements for further information on long-term and short-term debt and the collateral financing arrangement, respectively.
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
See Note 13 of the Notes to the Consolidated Financial Statements for information about the redemption and cancellation of senior notes.
Support Agreements
MetLife, Inc. and several of its subsidiaries (each, an “Obligor”) are parties to various capital support commitments and guarantees with subsidiaries. Under these arrangements, each Obligor has agreed to cause the applicable entity to meet specified capital and surplus levels or has guaranteed certain contractual obligations. We anticipate that in the event these arrangements place demands upon us, there will be sufficient liquidity and capital to enable us to meet such demands. See Note 5 of the Notes to the MetLife, Inc. (Parent Company Only) Condensed Financial Information included in Schedule II of the Financial Statement Schedules. See also “Guarantees” in Note 21 of the Notes to the Consolidated Financial Statements.

Insurance Liabilities
Insurance liabilities include future policy benefits, other policy-related balances, policyholder dividends payable and the policyholder dividend obligation, which are all reported on the consolidated balance sheet and are more fully described in Notes 1 and 4 of the Notes to the Consolidated Financial Statements. The sum of the estimated cash flows of $351.7 billion ($21.3 billion of which are estimated to occur in one year or less) exceeds the liability amounts of $219.6 billion included on the consolidated balance sheet principally due to (i) the time value of money, which accounts for a substantial portion of the difference; (ii) differences in assumptions, most significantly mortality, between the date the liabilities were initially established and the current date; and (iii) liabilities related to accounting conventions, or which are not contractually due, which are excluded.
The estimated cash flows reflect future estimated cash payments and (i) are based on mortality, morbidity, lapse and other assumptions comparable with our experience and expectations of future payment patterns; and (ii) consider future premium receipts on current policies in-force. Estimated cash payments are undiscounted as to interest, net of estimated future premiums on in-force policies and gross of any reinsurance recoverable. Payment of amounts related to policyholder dividends left on deposit are projected based on assumptions of policyholder withdrawal activity.
Actual cash payments may differ significantly from the liabilities as presented on the consolidated balance sheet and the estimated cash payments due to differences between actual experience and the assumptions used in the establishment of these liabilities and the estimation of these cash payments.
For the majority of our insurance operations, estimated contractual obligations for future policy benefits and policyholder account balances are derived from the annual asset adequacy analysis used to develop actuarial opinions of statutory reserve adequacy for state regulatory purposes. These cash flows are materially representative of the cash flows under GAAP. See “— Policyholder Account Balances.”
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the MetLife Holdings segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. For the years ended December 31, 2021 and 2020, general account surrenders and withdrawals from annuity products were $1.4 billion and $1.3 billion, respectively. In the RIS business within the U.S. segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the RIS business products that provide customers with limited rights to accelerate payments, at December 31, 2021, there were funding agreements totaling $113 million that could be put back to the Company.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At December 31, 2021 and 2020, we had received pledged cash collateral from counterparties of $7.5 billion and $7.6 billion, respectively. At December 31, 2021 and 2020, we had pledged cash collateral to counterparties of $142 million and $266 million, respectively. See Note 9 of the Notes to the Consolidated Financial Statements for additional information about collateral pledged to us, collateral we pledge and derivatives subject to credit contingent provisions.
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
Securities Lending Transactions and Repurchase Agreements
See “— Investments — Securities Lending Transactions, Repurchase Agreements and Third-Party Custodian Administered Programs.”

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
Liquid Assets
At December 31, 2021 and 2020, MetLife, Inc., collectively with other MetLife holding companies, had $5.4 billion and $4.5 billion, respectively, in liquid assets. Of these amounts, $4.2 billion and $3.6 billion were held by MetLife, Inc. and $1.2 billion and $873 million were held by other MetLife holding companies at December 31, 2021 and 2020, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with derivatives and a collateral financing arrangement.
Liquid assets held in non-U.S. holding companies are generated in part through dividends from non-U.S. insurance operations. Such dividends are subject to local insurance regulatory requirements, as discussed in “— Liquidity and Capital Sources — Dividends from Subsidiaries.” As a result of Tax Cuts and Jobs Act of 2017, we expect to repatriate future foreign earnings back to the U.S. with minimal or no additional U.S. tax. See Note 19 of the Notes to the Consolidated Financial Statements and “— Risk Factors — Regulatory and Legal Risks — Changes in Laws or Regulation, or in Supervisory and Enforcement Policies, May Reduce Our Profitability, Limit Our Growth, or Otherwise Adversely Affect Us.”
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

	Year Ended December 31, 2021		Year Ended December 31, 2020
	Sources and Uses of Liquid Assets	Sources and Uses of Liquid Assets Included in Free Cash Flow	Sources and Uses of Liquid Assets	Sources and Uses of Liquid Assets Included in Free Cash Flow
	(In millions)
MetLife, Inc. (Parent Company Only)
Sources:
Dividends and returns of capital from subsidiaries (1)	$4,837	$4,837	$4,327	$4,327
Long-term debt issued (2)	—	—	990	990
Repayments on and (issuances of) loans to subsidiaries and related interest, net (3)	—	—	50	50
Preferred stock issuance, net of redemption of preferred stock and preferred stock redemption premium (2)	—	—	958	458
Other, net (4), (5)	3,865	(156)	—	—
Total sources	8,702	4,681	6,325	5,825
Uses:
Capital contributions to subsidiaries	88	88	422	422
Long-term debt repaid — unaffiliated	500	—	—	—
Interest paid on debt and financing arrangements — unaffiliated	795	795	763	763
Dividends on common stock	1,647	—	1,657	—
Treasury stock acquired in connection with share repurchases	4,303	—	1,151	—
Dividends on preferred stock	195	195	202	202
Issuances of and (repayments on) loans to subsidiaries and related interest, net (3)	92	92	—	—
Redemption of preferred stock and preferred stock redemption premium	500	—	—	—
Other, net (4), (5)	—	—	1,539	(249)
Total uses	8,120	1,170	5,734	1,138
Net increase (decrease) in liquid assets, MetLife, Inc. (Parent Company Only)	582		591
Liquid assets, beginning of year	3,595		3,004
Liquid assets, end of year	$4,177		$3,595
Free Cash Flow, MetLife, Inc. (Parent Company Only)		3,511		4,687
Net cash provided by operating activities, MetLife, Inc. (Parent Company Only)	$3,757		$3,479

Other MetLife Holding Companies
Sources:
Dividends and returns of capital from subsidiaries	$2,077	$2,077	$1,301	$1,301
Total sources	2,077	2,077	1,301	1,301
Uses:
Capital contributions to subsidiaries	24	24	55	55
Repayments on and (issuance of) loans to subsidiaries and affiliates and related interest, net	9	9	111	111
Dividends and returns of capital to MetLife, Inc.	1,300	1,300	1,200	1,200
Other, net (5)	379	420	247	612
Total uses	1,712	1,753	1,613	1,978
Net increase (decrease) in liquid assets, Other MetLife Holding Companies	365		(312)
Liquid assets, beginning of year	873		1,185
Liquid assets, end of year	$1,238		$873
Free Cash Flow, Other MetLife Holding Companies		324		(677)
Net increase (decrease) in liquid assets, All Holding Companies	$947		$279
Free Cash Flow, All Holding Companies (6)		$3,835		$4,010

__________________
(1)Dividends and returns of capital to MetLife, Inc. included $3.5 billion and $3.1 billion from operating subsidiaries and $1.3 billion and $1.2 billion from other MetLife holding companies for the years ended December 31, 2021 and 2020, respectively.
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
(4)Other, net includes ($18) million and $296 million of net receipts (payments) by MetLife, Inc. to and from subsidiaries under a tax sharing agreement and tax payments to tax agencies for the years ended December 31, 2021 and 2020, respectively.
(5)Included in other, net is $3.9 billion from sales of businesses and $1.9 billion to fund business acquisitions for the years ended December 31, 2021 and 2020, respectively.
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
The table below sets forth the dividends permitted to be paid by MetLife, Inc.’s primary U.S. insurance subsidiaries without insurance regulatory approval and the actual dividends paid:

	2022	2021			2020
Company	Permitted Without Approval (1)	Paid (2)		Permitted Without Approval (1)	Paid (2)		Permitted Without Approval (1)
	(In millions)
Metropolitan Life Insurance Company	$3,539	$3,393		$3,393	$2,832		$3,272
American Life Insurance Company	$554	$1,135		$800	$1,200	(3)	$—
Metropolitan Property and Casualty Insurance Company	N/A	$35	(4)	$222	$250		$114
Metropolitan Tower Life Insurance Company	$163	$—		$82	$—		$149
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
(4)Consists of the stock of a subsidiary paid to MetLife, Inc. See Note 3 of the Notes to the Consolidated Financial Statements for information on the Company’s business dispositions.
In addition to the amounts presented in the table above, for the years ended December 31, 2021 and 2020, MetLife, Inc. also received from certain other subsidiaries cash dividends of $302 million and $29 million, respectively, as well as cash returns of capital of $13 million and $16 million, respectively.
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
Long-term Debt Outstanding
The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	December 31,
	2021	2020
	(In millions)
Long-term debt — unaffiliated	$12,814	$13,463
Long-term debt — affiliated (1), (2)	$1,884	$2,073
Junior subordinated debt securities	$2,463	$2,461
__________________
(1)In December 2021, ¥54.6 billion 3.1350% senior unsecured notes issued to various subsidiaries matured and were refinanced with the following senior unsecured notes issued to various subsidiaries: (i) ¥12.2 billion 1.588% due December 2026, (ii) ¥19.1 billion 1.7185% due December 2028 and (iii) ¥23.3 billion 1.850% due December 2031.
(2)In July 2021, ¥53.7 billion 2.9725% senior unsecured notes issued to various subsidiaries matured and were refinanced with the following senior unsecured notes issued to various subsidiaries: (i) ¥13.7 billion 1.610% due July 2026, (ii) ¥14.3 billion 1.755% due July 2028 and (iii) ¥25.7 billion 1.852% due July 2031.
Debt and Facility Covenants
Certain of MetLife, Inc.’s debt instruments and committed facilities, as well as its unsecured revolving credit facility, contain various administrative, reporting, legal and financial covenants. MetLife, Inc. believes it was in compliance with all applicable financial covenants at December 31, 2021.
Dispositions
See Note 3 of the Notes to the Consolidated Financial Statements for information on MetLife, Inc.’s business dispositions.
Liquidity and Capital Uses
The primary uses of liquidity of MetLife, Inc. include debt service, cash dividends on common and preferred stock, capital contributions to subsidiaries, common stock, preferred stock and debt repurchases and/or redemptions, payment of general operating expenses and acquisitions. Based on our analysis and comparison of our current and future cash inflows from the dividends we receive from subsidiaries that are permitted to be paid without prior insurance regulatory approval, our investment portfolio and other cash flows and anticipated access to the capital markets, we believe there will be sufficient liquidity and capital to enable MetLife, Inc. to make payments on debt, pay cash dividends on its common and preferred stock, contribute capital to its subsidiaries, repurchase its common stock and certain of its other securities, pay all general operating expenses and meet its cash needs under current market conditions and reasonably possible stress scenarios.
In addition to the description of liquidity and capital uses in “— The Company — Liquidity and Capital Uses,” MetLife, Inc.’s primary uses of liquidity and capital are set forth below.
Affiliated Capital and Debt Transactions
For the years ended December 31, 2021 and 2020, excluding acquisitions, MetLife, Inc. invested a net amount of $111 million and $425 million, respectively, in various subsidiaries.
MetLife, Inc. lends funds, as necessary, through credit agreements or otherwise to its subsidiaries and affiliates, some of which are regulated, to meet their capital requirements or to provide liquidity. MetLife, Inc. had loans to subsidiaries outstanding of $35 million and $0 at December 31, 2021 and 2020, respectively. In June 2020, a $100 million loan was repaid at maturity.

Debt Repayments
For information on MetLife, Inc.’s debt repayments, see “— The Company — Liquidity and Capital Uses — Debt Repayments.” MetLife, Inc. intends to repay or refinance, in whole or in part, all the debt that is due in 2022.
Maturities of Senior Notes
The following table summarizes MetLife, Inc.’s outstanding senior notes by year of maturity, excluding any premium or discount and unamortized issuance costs, at December 31, 2021:

Year of Maturity	Principal	Interest Rate
	(In millions)
Unaffiliated:
2023	$1,000	4.37%
2024	$1,000	3.60%
2024	$474	5.38%
2025	$500	3.00%
2025	$500	3.60%
2026	$219	0.50%
2029 - 2046	$9,198	Ranging from 0.77% to 6.50%
Affiliated:
2023	$324	1.60%
2025	$250	2.02%
2026	$139	1.64%
2026	$119	1.61%
2026	$106	1.59%
2028 - 2031	$946	Ranging from 1.72% to 1.85%

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
Adopted Accounting Pronouncements
See Note 1 of the Notes to the Consolidated Financial Statements.
Future Adoption of Accounting Pronouncements
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
•Allocated equity is the portion of MetLife, Inc.’s common stockholders’ equity that management allocates to each of its segments and sub-segments based on local capital requirements and economic capital. See “— Risk Management— Economic Capital.” Allocated equity excludes the impact of AOCI other than FCTA.
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
• Notable items reflect the unexpected impact of events that affect the Company’s results, but that were unknown and that the Company could not anticipate when it devised its business plan. Notable items also include certain items regardless of the extent anticipated in the business plan, to help investors have a better understanding of MetLife’s results and to evaluate and forecast those results. Notable items represent a positive (negative) impact to adjusted earnings available to common shareholders.

•The Company uses a measure of free cash flow to facilitate an understanding of its ability to generate cash for reinvestment into its businesses or use in non-mandatory capital actions. The Company defines free cash flow as the sum of cash available at MetLife’s holding companies from dividends from operating subsidiaries, expenses and other net flows of the holding companies (including capital contributions to subsidiaries), and net contributions from debt to be at or below target leverage ratios. This measure of free cash flow is prior to capital actions, such as common stock dividends and repurchases, debt reduction and mergers and acquisitions. Free cash flow should not be viewed as a substitute for net cash provided by (used in) operating activities calculated in accordance with GAAP. The free cash flow ratio is typically expressed as a percentage of annual adjusted earnings available to common shareholders. A reconciliation of net cash provided by operating activities of MetLife, Inc. (parent company only) to free cash flow of all holding companies for the years ended December 31, 2021 and 2020 is provided below.

Reconciliation of Net Cash Provided by Operating Activities of MetLife, Inc. to Free Cash Flow of All Holding Companies	Years Ended December 31,
	2021	2020
	(In millions, except ratios)
MetLife, Inc. (parent company only) net cash provided by operating activities	$3,757	$3,479
Adjustments from net cash provided by operating activities to free cash flow:
Add: Incremental debt to be at or below target leverage ratios	—	1,448
Add: Capital contributions to subsidiaries	(88)	(422)
Add: Returns of capital from subsidiaries	7	16
Add: Repayments on and (issuances of) loans to subsidiaries, net	(35)	100
Add: Investment portfolio and derivatives changes and other, net	(130)	66
MetLife, Inc. (parent company only) free cash flow	3,511	4,687
Other MetLife, Inc. holding companies:
Add: Dividends and returns of capital from subsidiaries	2,077	1,301
Add: Capital contributions to subsidiaries	(24)	(55)
Add: Repayments on and (issuances of) loans to subsidiaries, net	(9)	(111)
Add: Other expenses	(613)	(644)
Add: Dividends and returns of capital to MetLife, Inc.	(1,300)	(1,200)
Add: Investment portfolio and derivative changes and other, net	193	32
Total other MetLife, Inc. holding companies free cash flow	324	(677)
Free cash flow of all holding companies	$3,835	$4,010

Ratio of net cash provided by operating activities to consolidated net income (loss) available to MetLife, Inc.’s common shareholders:
MetLife, Inc. (parent company only) net cash provided by operating activities	$3,757	$3,479
Consolidated net income (loss) available to MetLife, Inc.’s common shareholders	$6,353	$5,191
Ratio of net cash provided by operating activities (parent company only) to consolidated net income (loss) available to MetLife, Inc.'s common shareholders (1)	59%	67%
Ratio of free cash flow to adjusted earnings available to common shareholders:
Free cash flow of all holding companies (2)	$3,835	$4,010
Consolidated adjusted earnings available to common shareholders (2)	$7,954	$5,623
Ratio of free cash flow of all holding companies to consolidated adjusted earnings available to common shareholders (2)	48%	71%
__________________
(1)Including the free cash flow of other MetLife, Inc. holding companies of $324 million and ($677) million for the years ended December 31, 2021 and 2020, respectively, in the numerator of the ratio, this ratio, as adjusted, would be 64% and 54%, respectively.
(2)i) Consolidated adjusted earnings available to common shareholders for the year ended December 31, 2021, was positively impacted by notable items, related to tax adjustments of $140 million, net of income tax, and litigation reserves and settlement costs of $66 million, net of income tax, offset by actuarial assumption review and other insurance adjustments of $140 million, net of income tax. Excluding these notable items from the denominator of the ratio, the adjusted free cash flow ratio for 2021, would be 49%.

ii) Consolidated adjusted earnings available to common shareholders for the year ended December 31, 2020 was negatively impacted by a notable item related to actuarial assumption review and other insurance adjustments of $203 million, net of income tax. Excluding this notable item from the denominator of the ratio, the adjusted free cash flow ratio for 2020 would be 69%.
Risk Management
We have an integrated process for managing risk, that is supported by a Risk Appetite Statement approved by the Board of Directors. Risk management is overseen and conducted through multiple Board and senior management risk committees (financial and non-financial). The risk committees are established at the enterprise, regional and local levels, as needed, to oversee capital and risk positions, approve ALM strategies and limits, and establish certain corporate risk standards and policies. The risk committees are comprised of senior leaders from the lines of business and corporate functions which ensures comprehensive coverage and sharing of risk reporting. The ERC is responsible for reviewing all material risks to the enterprise and deciding on actions, if necessary, in the event risks exceed desired tolerances, taking into consideration industry best practices and the current environment to resolve or mitigate those risks.
Three Lines of Defense
MetLife operates under the “Three Lines of Defense” model. Under this model, the lines of business and corporate functions are the first and primary line of defense in identifying, measuring, monitoring, managing, and reporting risks. Global Risk Management forms the second line of defense providing strategic advisory services and effective challenge and oversight to the business in the first line of defense. Internal Audit serves as the third line of defense, providing independent assurance and testing over the risk and control environment and related processes and controls.
Global Risk Management
Independent from the lines of business, the centralized Global Risk Management department, led by the CRO, coordinates across all risk committees to ensure that all material risks are properly identified, measured, monitored, managed and reported across the Company. The CRO reports to the CEO and is primarily responsible for maintaining and communicating the Company’s enterprise risk policies and for monitoring and analyzing all material risks.
Global Risk Management considers and monitors a full range of risks relating to the Company’s solvency, liquidity, earnings, business operations and reputation. Global Risk Management’s primary responsibilities consist of:
•implementing an enterprise risk framework, which outlines our enterprise approach for managing financial and non-financial risk;
•developing policies and procedures for identifying, measuring, monitoring, managing and reporting those risks identified in the enterprise risk framework;
•coordinating Own Risk Solvency Assessment for Board, senior management and regulator use;
•establishing appropriate corporate risk tolerance levels;
•measuring capital on an economic basis;
•mitigating compliance risk and establishing controls;
•integrating climate risk into MetLife’s risk management framework and developing impact assessment capabilities; and
•reporting to (i) the Finance and Risk Committee of MetLife, Inc.’s Board of Directors; (ii) the Compensation Committee of MetLife, Inc.’s Board of Directors; and (iii) the financial and non-financial senior management committees on various aspects of risk.
Key Risk Types
MetLife has defined each material risk to which it is exposed and has established individual frameworks to monitor, manage and report on the respective risk.
•Market Risk: is the risk of loss due to potential changes in the value of assets and liabilities arising from fluctuations in financial market, real estate, and other economic factors. Market risk is comprised of interest rate risk, equity risk, foreign currency exchange rate risk, and spread risk.

•Credit Risk: is the risk of loss or credit rating downgrade arising from an obligor or counterparty with a direct or contingent financial obligation to MetLife that is either unable or unwilling to meet its obligation in full and on a timely basis. These risks arise from public fixed income assets, private loans including real estate, derivative transactions, bank deposits, reinsurance treaties and other similar contracts.
•Insurance Risk: is the risk of loss or adverse change in insurance liabilities from changes in the level, trend, and volatility of insurance and policyholder behavior experience varying from best estimate assumptions. These variances can be driven by catastrophic events such as pandemics or can be the result of misestimating base assumptions. Insurance risks to MetLife generally arise from mortality, morbidity, longevity, and policyholder behavior.
•Non-Financial Risk: is the risk of failed or inadequate internal processes, human errors, system errors or external events that may result in financial loss, non-financial damage, and/or non-compliance with applicable laws and regulations. Non-Financial risk captures operational and compliance risks, including risks such as business interruption, customer protection, financial crime, privacy, fraud and theft, and information security risk.
•Liquidity Risk: refers to the risk that MetLife is unable to raise cash necessary to meet current obligations.
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
We manage credit risk through in-house fundamental credit analysis of the underlying obligors, issuers, transaction structures and real estate properties. We also manage credit, market valuation and liquidity risk through industry and issuer diversification and asset allocation limits. These risk limits, approved annually by the Investment Risk Committee, promote diversification by asset sector, avoid concentrations in any single issuer and limit overall aggregate credit and equity risk exposure, as measured by our economic capital framework. For real estate assets, we manage credit and market risk through asset allocation limits and by diversifying by geography, property and product type.

Information Security Risk Management
We manage information security risk through MetLife’s Information Security Program (the “Program”), which is overseen by our enterprise Chief Information Security Officer (“CISO”), with collaboration across lines of businesses and corporate functions. The CISO is a senior-level executive responsible for establishing and executing the company’s information security strategy; the CISO regularly reports about information security risk to the ERC, the Audit Committee and the Board. The primary goal of the Program is to protect information and technology assets through physical, technical, and administrative safeguards. This includes monitoring, reporting, managing and remediating cyber threats. The Program aims to prevent data exfiltration, manipulation, and destruction, as well as system and transactional disruption. The Program’s threat-centric and risk-based approach for securing the MetLife environment is based on the cybersecurity framework developed by the U.S. Government’s National Institute of Standards and Technology.
Subsequent Events
See Note 22 of the Notes to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The following discussion on market risk should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”
Market Risk Exposures
We regularly analyze our exposure to interest rate, foreign currency exchange rate and equity market price risk. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are materially exposed to changes in interest rates, foreign currency exchange rates and equity markets. We have exposure to market risk through our insurance operations and investment activities. For purposes of this disclosure, “market risk” is defined as the risk of loss due to potential changes in the value of assets and liabilities arising from fluctuation in the financial market and other economic factors.
Interest Rates
Our exposure to interest rate changes results most significantly from our holdings of fixed maturity securities AFS and derivatives, as well as our interest rate sensitive liabilities. The fixed maturity securities AFS include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds, mortgage-backed securities and ABS, all of which are mainly exposed to changes in medium- and long-term interest rates. The interest rate sensitive liabilities for purposes of this disclosure include debt, policyholder account balances related to certain investment type contracts, and embedded derivatives on variable annuities with guaranteed minimum benefits which have the same type of interest rate exposure (medium- and long-term interest rates) as fixed maturity securities AFS. The interest rate sensitive liabilities for purposes of this disclosure exclude a significant portion of the liabilities relating to insurance contracts. See “Risk Factors — Economic Environment and Capital Markets Risks — We May Face Difficult Economic Conditions.”
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
Equity Market
Along with investments in equity securities, we have exposure to equity market risk through certain liabilities that involve long-term guarantees on equity performance such as embedded derivatives on variable annuities with guaranteed minimum benefits and certain policyholder account balances. Equity exposures associated with real estate and limited partnership interests are excluded from this discussion as they are not considered financial instruments under GAAP.
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
Foreign Currency Exchange Rate Risk Management
MetLife has a well-established policy to manage foreign currency exchange rate exposures within its risk tolerance. In general, investments backing specific liabilities are currency matched. This is achieved through direct investments in matching currency or through the use of foreign currency exchange rate derivatives. Enterprise foreign currency exchange rate risk limits are established by the ERC. Management of each of our segments, with oversight from our FX Working Group and the ALM committee for the respective segment, is responsible for managing any foreign currency exchange rate exposure.
We use foreign currency swaps, forwards and options to mitigate the liability exposure, risk of loss and financial statement volatility associated with our investments in foreign subsidiaries, foreign currency denominated fixed income investments and the sale of certain insurance products.
Equity Market Risk Management
We manage equity market risk on an integrated basis with other risks through our ALM strategies, including the dynamic hedging with derivatives of certain variable annuity guarantee benefits, as well as reinsurance, in order to limit losses, minimize exposure to large risks, and provide additional capacity for future growth. We also manage equity market risk exposure in our investment portfolio through the use of derivatives. These derivatives include exchange-traded equity futures, equity index options contracts, TRRs and equity variance swaps. This risk is managed by our ALM Department in partnership with the Investments Department.

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
•Foreign Currency Exchange Rate Risk — We use foreign currency swaps, futures, forwards and options to hedge foreign currency exchange rate risk. These hedges are generally used to swap foreign currency denominated bonds, investments in foreign subsidiaries or equity market exposures to U.S. dollars. Our foreign subsidiaries also use these hedges to swap non-local currency assets to local currency, to match liabilities.
•General ALM Hedging Strategies — In the ordinary course of managing our asset/liability risks, we use interest rate futures, interest rate swaps, interest rate caps, interest rate floors, and inflation swaps. These hedges are designed to reduce interest rate risk or inflation risk related to the existing assets or liabilities or related to expected future cash flows.
•Macro Hedge Program — We use equity options, equity TRRs, interest rate swaptions, interest rate swaps and Treasury lock to mitigate the potential loss of legal entity statutory capital under stress scenarios.
Risk Measurement: Sensitivity Analysis
We measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, foreign currency exchange rates and equity market prices utilizing a sensitivity analysis. For purposes of this disclosure, a significant portion of the liabilities relating to insurance contracts is excluded, as discussed further below. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, foreign currency exchange rates and equity market prices. We believe that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near term. In performing the analysis summarized below, we used market rates at December 31, 2021. The sensitivity analysis separately calculates each of our market risk exposures (interest rate, foreign currency exchange rate and equity market) relating to our assets and liabilities. We modeled the impact of changes (increases and decreases) in market rates and prices on the estimated fair values of our market sensitive assets and liabilities and present the results with the most adverse level of market risk impact to the Company for each of these market risk exposures as follows:
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

The sensitivity analysis is an estimate and should not be viewed as predictive of our future financial performance. We cannot ensure that our actual losses in any particular period will not exceed the amounts indicated in the table below. Limitations related to this sensitivity analysis include:
•interest sensitive and foreign currency exchange rate sensitive liabilities do not include $217.5 billion, at carrying value, of insurance contracts. Management believes that the changes in the economic value of those contracts under changing interest rates and changing foreign currency exchange rates would offset a significant portion of the fair value changes of interest sensitive and foreign currency exchange rate sensitive assets;
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
The table below illustrates the potential loss in estimated fair value for each market risk exposure based on market sensitive assets and liabilities at:

December 31, 2021
(In millions)
Interest rate risk	$4,989
Foreign currency exchange rate risk	$7,239
Equity market risk	$123

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

The table below provides additional detail regarding the potential loss in estimated fair value of our interest sensitive financial instruments due to a 10% increase in interest rates at:

	December 31, 2021
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in Interest Rates
	(In millions)
Assets
Fixed maturity securities AFS		$340,274	$(4,562)
Equity securities		$1,269	(1)
FVO securities		$1,602	(7)
Mortgage loans		$82,788	(353)
Policy loans		$10,751	(56)
Short-term investments		$7,176	(2)
Other invested assets		$1,984	(2)
Cash and cash equivalents		$20,047	—
Accrued investment income		$3,185	—
Premiums, reinsurance and other receivables		$2,454	(15)
Other assets		$291	(2)
Embedded derivatives within asset host contracts (2)		$38	—
Total assets			$(5,000)
Liabilities (3)
Policyholder account balances		$122,932	$511
Payables for collateral under securities loaned and other transactions		$31,920	—
Short-term debt		$341	—
Long-term debt		$16,621	237
Collateral financing arrangement		$630	—
Junior subordinated debt securities		$4,447	57
Other liabilities		$2,835	43
Embedded derivatives within liability host contracts (2)		$649	77
Total liabilities			$925
Derivative Instruments
Interest rate swaps	$46,527	$5,692	$(547)
Interest rate floors	$7,701	$145	(8)
Interest rate caps	$65,559	$124	20
Interest rate futures	$1,615	$4	3
Interest rate options	$11,754	$483	(68)
Interest rate forwards	$7,263	$(56)	(155)
Interest rate total return swaps	$1,048	$5	(33)
Synthetic GICs	$40,121	$—	—
Foreign currency swaps	$54,683	$185	(133)
Foreign currency forwards	$17,866	$(688)	15
Currency futures	$839	$(2)	—
Currency options	$3,900	$139	(6)
Credit default swaps	$11,668	$65	—
Equity futures	$4,204	$7	—
Equity index options	$29,743	$546	(2)
Equity variance swaps	$699	$4	—
Equity total return swaps	$3,025	$(39)	—
Total derivative instruments			$(914)
Net Change			$(4,989)
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
(3)Excludes $217.5 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% increase in interest rates.
Sensitivity to interest rates increased $1.0 billion to $5.0 billion at December 31, 2021 from $4.0 billion at December 31, 2020.
The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% appreciation in the U.S. dollar compared to all other currencies at:

	December 31, 2021
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Appreciation in the U.S. Dollar
	(In millions)
Assets
Fixed maturity securities AFS		$340,274	$(9,984)
Equity securities		$1,269	(49)
FVO securities		$1,602	(54)
Mortgage loans		$82,788	(870)
Policy loans		$10,751	(140)
Short-term investments		$7,176	(189)
Other invested assets		$1,984	(54)
Cash and cash equivalents		$20,047	(363)
Accrued investment income		$3,185	(70)
Premiums, reinsurance and other receivables		$2,454	(35)
Other assets		$291	(18)
Embedded derivatives within asset host contracts (2)		$38	(6)
Total assets			$(11,832)
Liabilities (3)
Policyholder account balances		$122,932	$3,311
Payables for collateral under securities loaned and other transactions		$31,920	148
Long-term debt		$16,621	185
Other liabilities		$2,835	13
Embedded derivatives within liability host contracts (2)		$649	24
Total liabilities			$3,681
Derivative Instruments
Interest rate swaps	$46,527	$5,692	$(77)
Interest rate floors	$7,701	$145	—
Interest rate caps	$65,559	$124	—
Interest rate futures	$1,615	$4	—
Interest rate options	$11,754	$483	(9)
Interest rate forwards	$7,263	$(56)	8
Interest rate total return swaps	$1,048	$5	—
Synthetic GICs	$40,121	$—	—
Foreign currency swaps	$54,683	$185	1,841
Foreign currency forwards	$17,866	$(688)	(957)
Currency futures	$839	$(2)	(83)
Currency options	$3,900	$139	185
Credit default swaps	$11,668	$65	(6)
Equity futures	$4,204	$7	—
Equity index options	$29,743	$546	10
Equity variance swaps	$699	$4	—
Equity total return swaps	$3,025	$(39)	—
Total derivative instruments			$912
Net Change			$(7,239)
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
(3)Excludes $217.5 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% appreciation in the U.S. dollar compared to all other currencies.
Sensitivity to foreign currency exchange rates decreased $1.2 billion to $7.2 billion at December 31, 2021 from $8.4 billion at December 31, 2020. These sensitivities exclude those liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% appreciation in the U.S. dollar compared to all other currencies.

The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% increase in equity prices at:

	December 31, 2021
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in Equity Prices
	(In millions)
Assets
Equity securities		$1,269	$108
FVO securities		$1,602	90
Other invested assets		$1,984	27
Embedded derivatives within asset host contracts (2)		$38	(4)
Total assets			$221
Liabilities (3)
Policyholder account balances		$122,932	$—
Embedded derivatives within liability host contracts (2)		$649	206
Total liabilities			$206
Derivative Instruments
Interest rate swaps	$46,527	$5,692	$—
Interest rate floors	$7,701	$145	—
Interest rate caps	$65,559	$124	—
Interest rate futures	$1,615	$4	—
Interest rate options	$11,754	$483	—
Interest rate forwards	$7,263	$(56)	—
Interest rate total return swaps	$1,048	$5	—
Synthetic GICs	$40,121	$—	—
Foreign currency swaps	$54,683	$185	—
Foreign currency forwards	$17,866	$(688)	—
Currency futures	$839	$(2)	—
Currency options	$3,900	$139	—
Credit default swaps	$11,668	$65	—
Equity futures	$4,204	$7	(336)
Equity index options	$29,743	$546	39
Equity variance swaps	$699	$4	—
Equity total return swaps	$3,025	$(39)	(253)
Total derivative instruments			$(550)
Net Change			$(123)
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
(3)Excludes $217.5 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances.
Sensitivity to equity market prices decreased $247 million to $123 million at December 31, 2021 from $370 million at December 31, 2020.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of MetLife, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MetLife, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the schedules listed in the Index to Consolidated Financial Statements, Notes and Schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Fixed Maturity Securities Available-for-Sale — Fair Value of Level 3 Fixed Maturity Securities — Refer to Notes 1, 8, and 10 to the financial statements

Critical Audit Matter Description

The Company has investments in certain fixed maturity securities classified as available-for-sale whose fair values are based on unobservable inputs that are supported by little or no market activity. When a price is not available in the active market, from an independent pricing service, or from independent broker quotations, management values the security using internal matrix pricing or discounted cash flow techniques. These investments are categorized as Level 3 and had an estimated fair value of $5.9 billion as of December 31, 2021.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of Level 3 fixed maturity securities determined using internal matrix pricing or discounted cash flow techniques included, among others, the following:

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

•We evaluated management’s ability to accurately estimate fair value by comparing management’s historical estimates to subsequent transactions, taking into account changes in market conditions subsequent to December 31, 2021.

Insurance Liabilities — Valuation of Future Policy Benefits for Long-Term Care Insurance — Refer to Notes 1 and 4 to the financial statements

Critical Audit Matter Description

The Company’s products include long-term care insurance. Liabilities for amounts payable under long-term care insurance are recorded in future policy benefits in the Company’s consolidated balance sheets. Such liabilities are established based on actuarial assumptions at the time policies are issued, which are intended to estimate the experience for the period the policy benefits are payable. Significant adverse changes in experience on such contracts may require the establishment of premium deficiency reserves, which are based on current assumptions. Management’s estimate of future policy benefits for long-term care insurance was $14.4 billion as of December 31, 2021.

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

◦evaluated management’s estimate of, or developed an independent estimate of, future policy benefits, on a sample basis, and evaluated differences. This included confirming that assumptions were applied as intended.

◦evaluated the results of the Company’s annual premium deficiency tests.

Derivatives — Valuation of Embedded Derivative Liabilities — Refer to Notes 1, 4, 9, and 10 to the financial statements

Critical Audit Matter Description

The Company’s products include variable annuity contracts with guaranteed minimum benefits that provide the policyholder a minimum return based on their initial deposit adjusted for withdrawals. The guarantees on variable annuity contracts are accounted for as insurance liabilities or as embedded derivatives depending on how and when the benefit is paid. Guarantees accounted for as embedded derivatives include the non-life contingent portion of guaranteed minimum withdrawal benefits and certain non-life contingent portions of guaranteed minimum income benefits, and are recorded in policyholder account balances on the Company’s consolidated balance sheet. Embedded derivatives are measured at estimated fair value separately from the host variable annuity contract using actuarial and capital market assumptions that are updated annually. Management’s estimate of embedded derivative liabilities was $0.6 billion as of December 31, 2021.

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
February 17, 2022

We have served as the Company’s auditor since at least 1968; however, an earlier year could not be reliably determined.

MetLife, Inc.
Consolidated Balance Sheets
December 31, 2021 and 2020
(In millions, except share and per share data)

	2021	2020
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $310,884 and $310,811, respectively; allowance for credit loss of $91 and $81, respectively)	$340,274	$354,809
Equity securities, at estimated fair value	1,269	1,079
Contractholder-directed equity securities and fair value option securities, at estimated fair value	12,142	13,319
Mortgage loans (net of allowance for credit loss of $634 and $590, respectively; includes $127 and $165, respectively, under the fair value option)	79,353	83,919
Policy loans	9,111	9,493
Real estate and real estate joint ventures (includes $240 and $169, respectively, under the fair value option and $175 and $128, respectively, of real estate held-for-sale)	12,216	11,933
Other limited partnership interests	14,625	9,470
Short-term investments, principally at estimated fair value	7,176	3,904
Other invested assets (includes $1,930 and $2,156, respectively, of leveraged and direct financing leases; $351 and $332, respectively, relating to variable interest entities and allowance for credit loss of $40 and $44, respectively)	18,655	20,593
Total investments	494,821	508,519
Cash and cash equivalents, principally at estimated fair value	20,047	19,795
Accrued investment income	3,185	3,388
Premiums, reinsurance and other receivables	17,149	17,870
Deferred policy acquisition costs and value of business acquired	16,061	16,389
Current income tax recoverable	184	—
Goodwill	9,535	10,112
Assets held-for-sale	7,238	7,418
Other assets	11,615	11,685
Separate account assets	179,873	199,970
Total assets	$759,708	$795,146
Liabilities and Equity
Liabilities
Future policy benefits	$199,721	$206,656
Policyholder account balances	203,473	205,176
Other policy-related balances	17,751	17,101
Policyholder dividends payable	478	587
Policyholder dividend obligation	1,682	2,969
Payables for collateral under securities loaned and other transactions	31,920	29,475
Short-term debt	341	393
Long-term debt	13,933	14,603
Collateral financing arrangement	766	845
Junior subordinated debt securities	3,156	3,153
Current income tax payable	—	129
Deferred income tax liability	9,693	11,008
Liabilities held-for-sale	6,634	4,650
Other liabilities	22,538	23,614
Separate account liabilities	179,873	199,970
Total liabilities	691,959	720,329
Contingencies, Commitments and Guarantees (Note 21)
Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $3,905 and $4,405, respectively, aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,186,540,473 and 1,181,614,288 shares issued, respectively; 825,540,267 and 892,910,600 shares outstanding, respectively	12	12
Additional paid-in capital	33,511	33,812
Retained earnings	41,197	36,491
Treasury stock, at cost; 361,000,206 and 288,703,688 shares, respectively	(18,157)	(13,829)
Accumulated other comprehensive income (loss)	10,919	18,072
Total MetLife, Inc.’s stockholders’ equity	67,482	74,558
Noncontrolling interests	267	259
Total equity	67,749	74,817
Total liabilities and equity	$759,708	$795,146
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2021, 2020 and 2019
(In millions, except per share data)

	2021	2020	2019
Revenues
Premiums	$42,009	$42,034	$42,235
Universal life and investment-type product policy fees	5,756	5,603	5,603
Net investment income	21,395	17,117	18,868
Other revenues	2,619	1,849	1,842
Net investment gains (losses)	1,529	(110)	444
Net derivative gains (losses)	(2,228)	1,349	628
Total revenues	71,080	67,842	69,620
Expenses
Policyholder benefits and claims	43,954	41,461	41,461
Interest credited to policyholder account balances	5,538	5,214	6,464
Policyholder dividends	876	1,090	1,211
Other expenses	12,586	13,150	13,689
Total expenses	62,954	60,915	62,825
Income (loss) before provision for income tax	8,126	6,927	6,795
Provision for income tax expense (benefit)	1,551	1,509	886
Net income (loss)	6,575	5,418	5,909
Less: Net income (loss) attributable to noncontrolling interests	21	11	10
Net income (loss) attributable to MetLife, Inc.	6,554	5,407	5,899
Less: Preferred stock dividends	195	202	178
Preferred stock redemption premium	6	14	—
Net income (loss) available to MetLife, Inc.’s common shareholders	$6,353	$5,191	$5,721

Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$7.36	$5.72	$6.10
Diluted	$7.31	$5.68	$6.06
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2021, 2020 and 2019
(In millions)

	2021	2020	2019
Net income (loss)	$6,575	$5,418	$5,909
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets	(8,171)	5,198	14,591
Unrealized gains (losses) on derivatives	137	(286)	60
Foreign currency translation adjustments	(1,306)	1,169	(42)
Defined benefit plans adjustment	328	181	30
Other comprehensive income (loss), before income tax	(9,012)	6,262	14,639
Income tax (expense) benefit related to items of other comprehensive income (loss)	1,862	(1,237)	(3,324)
Other comprehensive income (loss), net of income tax	(7,150)	5,025	11,315
Comprehensive income (loss)	(575)	10,443	17,224
Less: Comprehensive income (loss) attributable to noncontrolling interest, net of income tax	24	16	16
Comprehensive income (loss) attributable to MetLife, Inc.	$(599)	$10,427	$17,208
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Equity
For the Years Ended December 31, 2021, 2020 and 2019
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$—	$12	$32,474	$28,926	$(10,393)	$1,722	$52,741	$217	$52,958
Cumulative effects of changes in accounting principles, net of income tax				74		21	95		95
Treasury stock acquired in connection with share repurchases					(2,285)		(2,285)		(2,285)
Stock-based compensation			206				206		206
Dividends on preferred stock				(178)			(178)		(178)
Dividends on common stock (declared per share of $1.740)				(1,643)			(1,643)		(1,643)
Change in equity of noncontrolling interests							—	5	5
Net income (loss)				5,899			5,899	10	5,909
Other comprehensive income (loss), net of income tax						11,309	11,309	6	11,315
Balance at December 31, 2019	—	12	32,680	33,078	(12,678)	13,052	66,144	238	66,382
Cumulative effects of changes in accounting principles, net of income tax				(121)			(121)		(121)
Redemption of preferred stock			(989)				(989)		(989)
Preferred stock redemption premium				(14)			(14)		(14)
Preferred stock issuance			1,961				1,961		1,961
Treasury stock acquired in connection with share repurchases					(1,151)		(1,151)		(1,151)
Stock-based compensation			160				160		160
Dividends on preferred stock				(202)			(202)		(202)
Dividends on common stock (declared per share of $1.820)				(1,657)			(1,657)		(1,657)
Change in equity of noncontrolling interests							—	5	5
Net income (loss)				5,407			5,407	11	5,418
Other comprehensive income (loss), net of income tax						5,020	5,020	5	5,025
Balance at December 31, 2020	—	12	33,812	36,491	(13,829)	18,072	74,558	259	74,817
Redemption of preferred stock			(494)				(494)		(494)
Preferred stock redemption premium				(6)			(6)		(6)
Treasury stock acquired in connection with share repurchases					(4,328)		(4,328)		(4,328)
Stock-based compensation			193				193		193
Dividends on preferred stock				(195)			(195)		(195)
Dividends on common stock (declared per share of $1.900)				(1,647)			(1,647)		(1,647)
Change in equity of noncontrolling interests							—	(16)	(16)
Net income (loss)				6,554			6,554	21	6,575
Other comprehensive income (loss), net of income tax						(7,153)	(7,153)	3	(7,150)
Balance at December 31, 2021	$—	$12	$33,511	$41,197	$(18,157)	$10,919	$67,482	$267	$67,749
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2021, 2020 and 2019
(In millions)

	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$6,575	$5,418	$5,909
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	694	619	630
Amortization of premiums and accretion of discounts associated with investments, net	(855)	(816)	(999)
(Gains) losses on investments and from sales of businesses, net	(1,529)	110	(444)
(Gains) losses on derivatives, net	4,190	(656)	(135)
(Income) loss from equity method investments, net of dividends or distributions	(3,051)	76	254
Interest credited to policyholder account balances	5,490	5,348	6,464
Universal life and investment-type product policy fees	(3,638)	(3,664)	(5,603)
Change in contractholder-directed equity securities and fair value option securities	(231)	131	(139)
Change in accrued investment income	(11)	104	8
Change in premiums, reinsurance and other receivables	389	842	(514)
Change in deferred policy acquisition costs and value of business acquired, net	(106)	101	(463)
Change in income tax	598	(11)	233
Change in other assets	(681)	(361)	426
Change in insurance-related liabilities and policy-related balances	4,553	5,112	7,803
Change in other liabilities	71	(1,065)	71
Other, net	138	351	285
Net cash provided by (used in) operating activities	12,596	11,639	13,786
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	88,839	77,979	77,820
Equity securities	708	367	294
Mortgage loans	19,183	11,300	12,838
Real estate and real estate joint ventures	1,285	120	1,123
Other limited partnership interests	777	597	625
Purchases and originations of:
Fixed maturity securities available-for-sale	(97,368)	(89,633)	(87,455)
Equity securities	(451)	(169)	(130)
Mortgage loans	(14,961)	(14,652)	(17,657)
Real estate and real estate joint ventures	(1,375)	(1,287)	(1,962)
Other limited partnership interests	(3,227)	(1,979)	(1,674)
Cash received in connection with freestanding derivatives	3,453	4,847	2,914
Cash paid in connection with freestanding derivatives	(7,990)	(4,247)	(3,749)
Sales of businesses, net of cash and cash equivalents disposed of $611, $0 and $0, respectively	3,270	—	—
Purchases of businesses, net of cash received of $0, $191 and $0, respectively	—	(1,684)	(32)
Net change in policy loans	228	250	5
Net change in short-term investments	(3,277)	(341)	152
Net change in other invested assets	(235)	(176)	(567)
Other, net	(46)	139	(131)
Net cash provided by (used in) investing activities	$(11,187)	$(18,569)	$(17,586)
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Cash Flows — (continued)
For the Years Ended December 31, 2021, 2020 and 2019
(In millions)

	2021	2020	2019
Cash flows from financing activities
Policyholder account balances:
Deposits	$96,367	$93,497	$92,122
Withdrawals	(92,540)	(85,251)	(85,598)
Payables for collateral under securities loaned and other transactions:
Net change in payables for collateral under securities loaned and other transactions	1,883	3,538	2,019
Cash received for other transactions with tenors greater than three months	—	150	125
Cash paid for other transactions with tenors greater than three months	(100)	(175)	(200)
Long-term debt issued	29	1,124	1,382
Long-term debt repaid	(582)	(99)	(906)
Collateral financing arrangement repaid	(79)	(148)	(67)
Financing element on certain derivative instruments and other derivative related transactions, net	270	(46)	(126)
Treasury stock acquired in connection with share repurchases	(4,303)	(1,151)	(2,285)
Preferred stock issued, net of issuance costs	—	1,961	—
Redemption of preferred stock	(494)	(989)	—
Preferred stock redemption premium	(6)	(14)	—
Dividends on preferred stock	(195)	(202)	(178)
Dividends on common stock	(1,647)	(1,657)	(1,643)
Other, net	22	191	(77)
Net cash provided by (used in) financing activities	(1,375)	10,729	4,568
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(478)	163	9
Change in cash and cash equivalents	(444)	3,962	777
Cash and cash equivalents, including subsidiaries held-for-sale, beginning of year	20,560	16,598	15,821
Cash and cash equivalents, including subsidiaries held-for-sale, end of year	$20,116	$20,560	$16,598
Cash and cash equivalents, subsidiaries held-for-sale, beginning of year	$765	$—	$—
Cash and cash equivalents, subsidiaries held-for-sale, end of year	$69	$765	$—
Cash and cash equivalents, beginning of year	$19,795	$16,598	$15,821
Cash and cash equivalents, end of year	$20,047	$19,795	$16,598
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$914	$891	$964
Income tax	$1,102	$787	$1,099
Business acquisitions (Note 3):
Assets	$—	$2,190	$—
Liabilities	—	315	—
Cash paid, excluding transaction costs	$—	$1,875	$—
Subsidiaries held-for-sale (Note 3):
Assets held-for-sale	$7,238	$7,418	$—
Liabilities held-for-sale	6,634	4,650	—
Net assets held-for-sale	$604	$2,768	$—
Non-cash transactions:
Fixed maturity securities available-for-sale received in connection with pension risk transfer transactions	$423	$2,037	$637
Operating lease liability associated with the recognition of right-of-use assets	$63	$70	$341
Real estate and real estate joint ventures acquired in satisfaction of debt	$174	$10	$32
Increase in equity securities due to in-kind distributions received from other limited partnership interests	$380	$108	$44
Reclassification of certain other invested assets to contractholder-directed equity securities and fair value option securities	$309	$—	$—
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
Basis of Presentation
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the consolidated financial statements. In applying these policies and estimates, management makes subjective and complex judgments that frequently require assumptions about matters that are inherently uncertain, including uncertainties associated with the COVID-19 pandemic. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s business and operations. Actual results could differ from these estimates.
Consolidation
The accompanying consolidated financial statements include the accounts of MetLife, Inc. and its subsidiaries, as well as partnerships and joint ventures in which the Company has a controlling financial interest, and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Intercompany accounts and transactions have been eliminated.
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
The Company reports separate account assets at their fair value which is based on the estimated fair values of the underlying assets comprising the individual separate account portfolios. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to contractholders of such separate accounts are offset within the same line on the statements of operations. Separate accounts credited with a contractual investment return are combined on a line-by-line basis with the Company’s general account assets, liabilities, revenues and expenses and the accounting for these investments is consistent with the methodologies

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
described herein for similar financial instruments held within the general account. Unit-linked separate account investments that are directed by contractholders but do not meet one or more of the other above criteria are included in Contractholder-directed equity securities.
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
The liability for policy and contract claims generally relates to incurred but not reported (“IBNR”) death, disability, dental and vision claims. In addition, included in other policy-related balances are claims which have been reported but not yet settled for death, disability, dental and vision. The liability for these claims is based on the Company’s estimated ultimate cost of settling all claims. The Company derives estimates for the development of IBNR claims principally from analyses of historical patterns of claims by business line. The methods used to determine these estimates are continually reviewed. Adjustments resulting from this continuous review process and differences between estimates and payments for claims are recognized in policyholder benefits and claims expense in the period in which the estimates are changed or payments are made.
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
Prior to the disposition of the Company’s Property & Casualty business, premiums related to property & casualty contracts are recognized as revenue on a pro rata basis over the applicable contract term. Unearned premiums, representing the portion of premium written related to the unexpired coverage, are included in future policy benefits. See Note 3 for information on the Company’s business dispositions.
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
• Term insurance
• Nonparticipating whole life insurance
• Traditional group life insurance
• Non-medical health insurance
• Accident & health insurance
•	Participating, dividend-paying traditional contracts	Actual and expected future gross margins.
•	Fixed and variable universal life contracts	Actual and expected future gross profits.
•	Fixed and variable deferred annuity contracts
•	Credit insurance contracts	Actual and future earned premiums.
•	Property & casualty insurance contracts (prior to the disposition of the Company’s Property and Casualty business. See Note 3)
•	Other short-duration contracts
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
For prospective reinsurance of short-duration contracts that meet the criteria for reinsurance accounting, amounts paid (received) are recorded as ceded (assumed) premiums and ceded (assumed) unearned premiums. Ceded (assumed) unearned premiums are reflected as a component of premiums, reinsurance and other receivables (future policy benefits). Such amounts are amortized through earned premiums over the remaining contract period in proportion to the amount of insurance protection provided. For retroactive reinsurance of short-duration contracts that meet the criteria for reinsurance accounting, amounts paid (received) in excess of the related insurance liabilities ceded (assumed) are recognized immediately as a loss and are reported in the appropriate line item within the statement of operations. Any gain on such retroactive agreement is deferred and is amortized as part of DAC, primarily using the recovery method.
Amounts currently recoverable under reinsurance agreements are included in premiums, reinsurance and other receivables and amounts currently payable are included in other liabilities. Assets and liabilities relating to reinsurance agreements with the same reinsurer may be recorded net on the balance sheet, if a right of offset exists within the reinsurance agreement. In the event that reinsurers do not meet their obligations to the Company under the terms of the reinsurance agreements, reinsurance recoverable balances could become uncollectible. In such instances, reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, consistent with credit loss guidance which requires recording an allowance for credit loss (“ACL”).
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
Investments
Net Investment Income
Net investment income includes primarily interest income, including amortization of premium and accretion of discount, prepayment fees, dividend income, rental income and equity method income and is net of related investment expenses. Net investment income also includes, to a lesser extent, (i) realized gains (losses) on investments sold or disposed and (ii) unrealized gains (losses) recognized in earnings, representing changes in estimated fair value, primarily for Unit-linked investments (defined below) and fair value option (“FVO”) securities (“FVO Securities”).
Net Investment Gains (Losses)
Net investment gains (losses) include primarily (i) realized gains (losses) from sales and disposals of investments, which are determined by specific identification, (ii) intent-to-sell impairment losses on fixed maturity securities available-for-sale (“AFS”) and impairment losses on all other asset classes, and to a lesser extent, (iii) recognized gains (losses). Recognized gains (losses) are primarily comprised of the change in the ACL and unrealized gains (losses) for certain investments for which changes in estimated fair value are recognized in earnings. Changes in the ACL includes both (i) provisions for credit loss on fixed maturity securities AFS, mortgage loans and leveraged and direct financing leases and (ii) subsequent changes in the ACL. Unrealized gains (losses), representing changes in estimated fair value recognized in earnings, primarily relate to equity securities and certain other limited partnership interests and real estate joint ventures.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Net investment gains (losses) also include non-investment portfolio gains (losses) which do not relate to the performance of the investment portfolio, including gains (losses) from sales and divestitures of businesses and impairment of property, equipment, leasehold improvements and right-of-use (“ROU”) lease assets.
Accrued Investment Income
Accrued investment income is presented separately on the consolidated balance sheet and excluded from the carrying value of the related investments, primarily fixed maturity securities and mortgage loans.
Fixed Maturity Securities
The majority of the Company’s fixed maturity securities are classified as AFS and are reported at their estimated fair value. Changes in the estimated fair value of these securities not recognized in earnings representing unrecognized unrealized investment gains (losses) are recorded as a separate component of other comprehensive income (loss) (“OCI”), net of policy-related amounts and deferred income taxes. All security transactions are recorded on a trade date basis. Sales of securities are determined on a specific identification basis.
Interest income and prepayment fees are recognized when earned. Interest income is recognized using an effective yield method giving effect to amortization of premium and accretion of discount, and is based on the estimated economic life of the securities, which for mortgage-backed and asset-backed securities considers the estimated timing and amount of prepayments of the underlying loans. See Note 8 “— Fixed Maturity Securities AFS — Methodology for Amortization of Premium and Accretion of Discount on Structured Products.” The amortization of premium and accretion of discount also take into consideration call and maturity dates. Generally, the accrual of income is ceased and accrued investment income that is considered uncollectible is recognized as a charge within net investment gains (losses) when securities are impaired.
The Company periodically evaluates these securities for impairment. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in estimated fair value as described in Note 8 “— Fixed Maturity Securities AFS — Evaluation of Fixed Maturity Securities AFS for Credit Loss.”
After adoption of credit loss guidance on January 1, 2020, for securities in an unrealized loss position, a credit loss is recognized in earnings within net investment gains (losses) when it is anticipated that the amortized cost, excluding accrued investment income, will not be recovered. When either: (i) the Company has the intent to sell the security; or (ii) it is more likely than not that the Company will be required to sell the security before recovery, the reduction of amortized cost and the loss recognized in earnings is the entire difference between the security’s amortized cost and estimated fair value. If neither of these conditions exists, the difference between the amortized cost of the security and the present value of projected future cash flows expected to be collected is recognized in earnings as a credit loss by establishing an ACL with a corresponding charge recorded in net investment gains (losses). However, the ACL is limited by the amount that the fair value is less than the amortized cost. This limitation is known as the “fair value floor.” If the estimated fair value is less than the present value of projected future cash flows expected to be collected, this portion of the decline in value related to other-than-credit factors (“noncredit loss”) is recorded in OCI as an unrecognized loss.
During the year ended December 31, 2019, prior to the adoption of credit loss guidance on January 1, 2020, the Company applied other than temporary impairment (“OTTI”) guidance for securities in an unrealized loss position. An OTTI was recognized in earnings within net investment gains (losses) when it was anticipated that the amortized cost would not be recovered. When either: (i) the Company had the intent to sell the security, or (ii) it was more likely than not that the Company would be required to sell the security before recovery, the reduction of amortized cost and the OTTI recognized in earnings was the entire difference between the security’s amortized cost and estimated fair value. If neither of these conditions existed, the difference between the amortized cost of the security and the present value of projected future cash flows expected to be collected was recognized as a reduction of amortized cost and an OTTI in earnings. If the estimated fair value was less than the present value of projected future cash flows expected to be collected, this portion of OTTI related to noncredit loss was recorded in OCI as an unrecognized loss.
The credit loss guidance adopted on January 1, 2020, replaced the model for purchased credit impaired (“PCI”) fixed maturity securities AFS and financing receivables and requires the establishment of an ACL at acquisition, which is added to the purchase price to establish the initial amortized cost of the investment and is not recognized in earnings.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Equity Securities
Equity securities are reported at their estimated fair value, with unrealized gains (losses) representing changes in estimated fair value recognized in net investment gains (losses). Sales of securities are determined on a specific identification basis. Dividends are recognized in net investment income when declared.
Contractholder-Directed Equity Securities and Fair Value Option Securities
Contractholder-directed equity securities and FVO Securities (collectively, “Unit-linked and FVO Securities”) are investments for which the FVO has been elected, or which are otherwise required to be carried at estimated fair value, and include:
•contractholder-directed investments supporting unit-linked variable annuity type liabilities (“Unit-linked investments”) which do not qualify for presentation and reporting as separate account summary total assets and liabilities. These investments are primarily equity securities (including mutual funds) and, to a lesser extent, fixed income investments and cash and cash equivalents. The investment returns on these investments inure to contractholders and are offset by a corresponding change in policyholder account balances through interest credited to policyholder account balances; and
•fixed maturity and equity securities held-for-investment by the general account to support asset and liability management strategies for certain insurance products and investments in certain separate accounts.
Realized gains (losses) on investments sold or disposed and unrealized gains (losses), representing changes in estimated fair value, are both recognized in net investment income for Unit-linked investments and FVO Securities. Sales of these investments are determined on a specific identification basis.
Mortgage Loans
After adoption of credit loss guidance on January 1, 2020, the Company recognizes an ACL in earnings within net investment gains (losses) at time of purchase based on expected lifetime credit loss on financing receivables carried at amortized cost, including, but not limited to, mortgage loans and leveraged and direct financing leases, in an amount that represents the portion of the amortized cost basis of such financing receivables that the Company does not expect to collect, resulting in financing receivables being presented at the net amount expected to be collected.
During the year ended December 31, 2019, prior to the adoption of credit loss guidance on January 1, 2020, the Company applied incurred loss guidance where credit loss was recognized in earnings within net investment gains (losses) when incurred (when it was probable, based on current information and events, that all amounts due under the loan agreement would not be collected).
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
Mortgage loans are stated at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, and are net of ACL. Interest income and prepayment fees are recognized when earned. Interest income is recognized using an effective yield method giving effect to amortization of premium and deferred expenses and accretion of discount and deferred fees.
The Company ceases to accrue interest when the collection of interest is not considered probable, which is based on a current evaluation of the status of the borrower, including the number of days past due. When a loan is placed on non-accrual status, uncollected past due accrued interest income that is considered uncollectible is charged-off against net investment income. Generally, the accrual of interest income resumes after all delinquent amounts are paid and management believes all future principal and interest payments will be collected. The Company records cash receipts on non-accruing loans in accordance with the loan agreement. The Company records charge-offs of mortgage loan balances not considered collectible upon the realization of a credit loss, for commercial and agricultural mortgage loans typically through foreclosure or after a decision is made to sell a loan, and for residential mortgage loans, typically after considering the individual consumer’s financial status. The charge-off is recorded in net investment gains (losses), net of amounts recognized in ACL. Cash recoveries on principal amounts previously charged-off are generally reported in net investment gains (losses).

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Also included in mortgage loans are residential mortgage loans for which the FVO was elected, and which are stated at estimated fair value. Changes in estimated fair value are recognized in net investment income.
Mortgage loans that are designated as held-for-sale, are carried at the lower of amortized cost or estimated fair value.
Policy Loans
Policy loans are stated at unpaid principal balances. Interest income is recognized as earned using the contractual interest rate. Generally, accrued interest is capitalized on the policy’s anniversary date. Valuation allowances are not established for policy loans, as they are fully collateralized by the cash surrender value of the underlying insurance policies. Any unpaid principal and accrued interest are deducted from the cash surrender value or the death benefit prior to settlement of the insurance policy.
Real Estate
Real estate is stated at cost less accumulated depreciation. Depreciation is recognized on a straight-line basis, without any provision for salvage value, over the estimated useful life of the asset (typically up to 55 years). Rental income is recognized on a straight-line basis over the term of the respective leases. The Company periodically reviews its real estate for impairment and tests for recoverability whenever events or changes in circumstances indicate the carrying value may not be recoverable. Properties whose carrying values are greater than their estimated undiscounted cash flows are written down to their estimated fair value, which is generally computed using the present value of expected future cash flows discounted at a rate commensurate with the underlying risks.
Real estate for which the Company commits to a plan to sell within one year and actively markets in its current condition for a reasonable price in comparison to its estimated fair value is classified as held-for-sale and is not depreciated. Real estate held-for-sale is stated at the lower of depreciated cost or estimated fair value less expected disposition costs.
Real Estate Joint Ventures and Other Limited Partnership Interests
The Company uses the equity method of accounting or the FVO for real estate joint ventures and other limited partnership interests (“investee”) when it has more than a minor ownership interest or more than a minor influence over the investee’s operations but does not hold a controlling financial interest, including when the Company is not deemed the primary beneficiary of a VIE. Under the equity method, the Company recognizes in earnings within net investment income its share of the investee’s earnings. Contributions paid by the Company increase carrying value and distributions received by the Company reduce carrying value. The Company generally recognizes its share of the investee’s earnings on a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period.
The Company accounts for its interest in real estate joint ventures and other limited partnership interests in which it has virtually no influence over the investee’s operations at estimated fair value. Unrealized gains (losses), representing changes in estimated fair value of these investments, are recognized in earnings within net investment gains (losses). Due to the nature and structure of these investments, they do not meet the characteristics of an equity security in accordance with applicable accounting guidance.
The Company consolidates real estate joint ventures and other limited partnership interests of which it holds a controlling financial interest, or it is deemed the primary beneficiary of a VIE. Assets of certain of these consolidated other limited partnership interests and real estate joint ventures are recorded at estimated fair value. Unrealized gains (losses) representing changes in estimated fair value are recognized in net investment income.
The Company routinely evaluates its equity method investments for impairment. When it is determined an equity method investment has had a loss in value that is other than temporary, it is impaired. Such an impairment is charged to net investment gains (losses).
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
•Direct financing leases net investment is equal to the minimum lease payment receivables plus the unguaranteed residual value, less the unearned income, less ACL. Income is recognized by applying the pre-tax internal rate of return to the investment balance. The Company regularly reviews its minimum lease payment receivables for credit loss and residual value for impairments. Certain direct financing leases are linked to inflation.
•Leveraged leases net investment is equal to the minimum lease payment receivables plus the unguaranteed residual value, less the unearned income, less ACL and is reported net of non-recourse debt. Income is recognized by applying the leveraged lease’s estimated rate of return to the net investment in the lease in those periods in which the net investment at the beginning of the period is positive. Leveraged leases derive investment returns in part from their income tax benefit. The Company regularly reviews its minimum lease payment receivables for credit loss and residual value for impairments.
•Investments in operating joint ventures that engage in insurance underwriting activities are accounted for under the equity method.
•Investments in Federal Home Loan Bank (“FHLB”) common stock are carried at redemption value and are considered restricted investments until redeemed by the respective regional FHLBs. Dividends are recognized in net investment income when declared.
•Funds withheld represent a receivable for amounts contractually withheld by ceding companies in accordance with reinsurance agreements. The Company recognizes interest on funds withheld at rates defined by the terms of the agreement which may be contractually specified or directly related to the underlying investments.
Securities Lending Transactions and Repurchase Agreements
The Company accounts for securities lending transactions and repurchase agreements as financing arrangements and the associated liability is recorded at the amount of cash received. The securities loaned or sold under these agreements are included in invested assets. Income and expenses associated with securities lending transactions and repurchase agreements are recognized as investment income and investment expense, respectively, within net investment income.
Securities Lending Transactions
The Company enters into securities lending transactions, whereby securities are loaned to unaffiliated financial institutions. The Company obtains collateral at the inception of the loan, usually cash, in an amount generally equal to 102% of the estimated fair value of the securities loaned, and maintains it at a level greater than or equal to 100% for the duration of the loan. Securities loaned under such transactions may be sold or re-pledged by the transferee. The Company is liable to return to the counterparties the cash collateral received. Security collateral on deposit from counterparties in connection with securities lending transactions may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the Company’s consolidated financial statements. The Company monitors the ratio of the collateral held to the estimated fair value of the securities loaned on a daily basis and additional collateral is obtained as necessary throughout the duration of the loan.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Repurchase Agreements
The Company participates in short-term repurchase agreements with unaffiliated financial institutions. Under these agreements, the Company sells securities and receives cash in an amount generally equal to 85% to 100% of the estimated fair value of the securities sold at the inception of the transaction, with a simultaneous agreement to repurchase such securities at a future date or on demand in an amount equal to the cash initially received plus interest. The Company monitors the ratio of the cash held to the estimated fair value of the securities sold throughout the duration of the transaction and additional cash or securities are obtained as necessary. Securities sold under such transactions may be sold or re-pledged by the transferee.
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
Subsequent to initial recognition, fair values are based on unadjusted quoted prices for identical assets or liabilities in active markets that are readily and regularly obtainable. When such unadjusted quoted prices are not available, estimated fair values are based on quoted prices in markets that are not active, quoted prices for similar but not identical assets or liabilities, or other observable inputs. If these inputs are not available, or observable inputs are not determinable, unobservable inputs and/or adjustments to observable inputs requiring significant management judgment are used to determine the estimated fair value of assets and liabilities. These unobservable inputs can be based on management’s judgment, assumptions or estimation and may not be observable in market activity. Unobservable inputs are based on management’s assumptions about the inputs market participants would use in pricing the assets.
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
On January 1, 2020, the Company adopted accounting standards update (“ASU”) 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, using a prospective transition approach for goodwill impairment testing. The Company tests goodwill for impairment by either performing a qualitative assessment or a quantitative test. The qualitative impairment assessment is an assessment of historical information and relevant events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company may elect not to perform the qualitative impairment assessment for some or all of its reporting units and perform a quantitative impairment test. In performing the quantitative impairment test, the Company may determine the fair values of its reporting units by applying a market multiple, discounted cash flow, and/or an actuarial-based valuation approach. The valuation methodologies utilized are subject to key judgments and assumptions that are sensitive to change.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
The Company recognizes the funded status of each of its defined benefit pension and other postretirement benefit plans, measured as the difference between the fair value of plan assets and the benefit obligation, which is the projected benefit obligation (“PBO”) for pension benefits and the accumulated postretirement benefit obligation (“APBO”) for other postretirement benefits in other assets or other liabilities.
Actuarial gains and losses result from differences between each plan’s actual experience and the assumed experience on plan assets or PBO/APBO during a particular period and are recorded in accumulated OCI (“AOCI”). To the extent such gains and losses exceed 10% of the greater of the PBO/APBO or the estimated fair value of plan assets, the excess is amortized into net periodic benefit costs, generally over the average projected future service years of the active employees. In addition, prior service costs (credit) are recognized in AOCI at the time of the amendment and then amortized to net periodic benefit costs over the average projected future service years of the active employees.
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
In December 2017, H.R.1, commonly referred to as the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”) was signed into law. See Note 19 for additional information on U.S. Tax Reform.
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
Property, Equipment, Leasehold Improvements and Computer Software
Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, as appropriate. The estimated life is generally 40 years for company occupied real estate property, from one to 25 years for leasehold improvements, and from three to seven years for all other property and equipment. The cost basis of the property, equipment and leasehold improvements was $2.7 billion and $2.8 billion at December 31, 2021 and 2020, respectively. Accumulated depreciation and amortization of property, equipment and leasehold improvements was $1.6 billion and $1.5 billion at December 31, 2021 and 2020, respectively. Related depreciation and amortization expense was $192 million, $194 million and $207 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company recognized leasehold improvement impairment charges of $45 million, $0, and $24 million for the years ended December 31, 2021, 2020 and 2019, respectively. See Note 17 for further information on the 2019 impairment charges recorded as part of restructuring charges.
Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as certain internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Such costs are amortized over a four-year period using the straight-line method. The cost basis of computer software was $4.0 billion and $3.7 billion at December 31, 2021 and 2020, respectively. Accumulated amortization of capitalized software was $2.7 billion and $2.5 billion at December 31, 2021 and 2020, respectively. Related amortization expense was $234 million, $207 million and $262 million for the years ended December 31, 2021, 2020 and 2019, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Leases
The Company, as lessee, has entered into various lease and sublease agreements for office space and equipment. At contract inception, the Company determines that an arrangement contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. For contracts that contain a lease, the Company recognizes the ROU asset in Other assets and the lease liability in Other liabilities. The Company evaluates whether a ROU asset is impaired when events or changes in circumstances indicate that its carrying amount may not be recoverable. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the associated lease costs are recorded as an expense on a straight-line basis over the lease term.
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
Other Revenues
Other revenues primarily include fees related to service contracts from customers for vision fee for service arrangements, prepaid legal plans, administrative services-only contracts, and investment management services. Substantially all of the revenue from the services is recognized over time as the applicable services are provided or are made available to the customers. The revenue recognized includes variable consideration to the extent it is probable that a significant reversal will not occur. In addition to the service fees, other revenues also include certain stable value fees and other miscellaneous revenues. These fees and miscellaneous revenues are recognized as earned.
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
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of ASUs to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. The following tables provide a description of ASUs recently issued by the FASB and the impact of their adoption on the Company’s consolidated financial statements.
Adopted Accounting Pronouncements
The table below describes the impacts of the ASUs adopted by the Company, effective January 1, 2021.

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting; as clarified and amended by ASU 2021-01, Reference Rate Reform (Topic 848): Scope

The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, with certain exceptions. ASU 2021-01 amends the scope of the recent reference rate reform guidance. New optional expedients allow derivative instruments impacted by changes in the interest rate used for margining, discounting, or contract price alignment to qualify for certain optional relief.
Effective for contract modifications made between March 12, 2020 and December 31, 2022.
The guidance has reduced the operational and financial impacts of contract modifications that replace a reference rate, such as London Interbank Offered Rate (“LIBOR”), affected by reference rate reform.

Contract modifications for invested assets and derivative instruments have occurred during 2021 and are expected to continue into 2022. Based on actions taken to date, the adoption of the guidance has not had a material impact on the Company’s consolidated financial statements. The Company does not expect the adoption of this guidance to have a material ongoing impact and will continue to evaluate the impacts of reference rate reform on contract modifications and hedging relationships through December 31, 2022.

ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
The guidance simplifies the accounting for income taxes by removing certain exceptions to the tax accounting guidance and providing clarification to other specific tax accounting guidance to eliminate variations in practice. Specifically, it removes the exceptions related to the a) incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, b) recognition of a deferred tax liability when foreign investment ownership changes from equity method investment to consolidated subsidiary and vice versa and c) use of interim period tax accounting for year-to-date losses that exceed anticipated losses. The guidance also simplifies the application of the income tax guidance for franchise taxes that are partially based on income and the accounting for tax law changes during interim periods, clarifies the accounting for transactions that result in a step-up in tax basis of goodwill, provides for the option to elect allocation of consolidated income taxes to entities disregarded by taxing authorities for their stand-alone reporting, and requires that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date.
		January 1, 2021. The Company adopted, using a prospective approach.	The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Future Adoption of Accounting Pronouncements
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures. ASUs issued but not yet adopted as of December 31, 2021 that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements or disclosures are summarized in the table below.

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, as amended by ASU 2019-09, Financial Services—Insurance (Topic 944): Effective Date, as amended by ASU 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application

The guidance (i) prescribes the discount rate to be used in measuring the liability for future policy benefits for traditional and limited payment long-duration contracts, and requires assumptions for those liability valuations to be updated after contract inception, (ii) requires more market-based product guarantees on certain separate account and other account balance long-duration contracts to be accounted for at fair value, (iii) simplifies the amortization of DAC for virtually all long-duration contracts, and (iv) introduces certain financial statement presentation requirements, as well as significant additional quantitative and qualitative disclosures. The amendments in ASU 2019-09 defer the effective date of ASU 2018-12 to January 1, 2022 for all entities, and the amendments in ASU 2020-11 further defer the effective date of ASU 2018-12 for an additional year to January 1, 2023 for all entities.
January 1, 2023, to be applied retrospectively to January 1, 2021 (with early adoption permitted).
The Company’s implementation efforts and the evaluation of the impacts of the guidance continue to progress. Given the nature and extent of the required changes to a significant portion of the Company’s operations, the adoption of this guidance is expected to have a material impact on its financial position, results of operations, and disclosures, as well as systems, processes, and controls.

The Company expects to adopt the guidance effective January 1, 2023. The modified retrospective approach will be used, except in regard to market risk benefits where the Company will use the full retrospective approach.

The Company has created a governance framework and is managing a detailed implementation plan to support timely application of the guidance. The Company has made progress and continues to refine key accounting policy decisions, technology solutions and internal controls. These activities include, but are not limited to, modifications of actuarial valuation, accounting and financial reporting processes and systems including internal controls.

The most significant transition impacts are expected to be from: (i) the requirement to account for variable annuity guarantees as market risk benefits measured at fair value, (except for the changes in fair value already recognized under an existing accounting model) and (ii) adjustments to AOCI for the change in the current discount rate to be used in measuring the liability for future policy benefits for traditional and limited payment contracts and the removal of shadow account balances associated with long-duration products.

Based on factors such as: (i) the measurement of market risk benefits at fair value; and (ii) the difference between the discount rate currently used for measuring the liability for future policy benefits for traditional and limited payment contracts compared to the observed upper medium grade investment yield at the date of transition for this guidance, the Company’s expected impact of adopting this guidance is anticipated to result in a reduction of total equity. The Company continues to evaluate the impact of the guidance on its consolidated financial statements.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance	The guidance requires entities to provide annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy and can include tax credits and other forms of government assistance. Entities are required to disclose information about (i) the nature of the transactions and the related accounting policy used to account for the transactions; (ii) the line items on the balance sheet and income statement that are affected by the transactions, including the associated amounts; and (iii) the significant terms and conditions of the transactions, including commitments and contingencies.	Annual periods beginning January 1, 2022, to be applied prospectively (with early adoption permitted).	The Company is currently evaluating the impact of the guidance on its annual disclosures to be included in its 2022 consolidated financial statements.
ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
The guidance indicates how to determine whether a contract liability is recognized by the acquirer in a business combination and provides specific guidance on how to recognize and measure acquired contract assets and contract liabilities from revenue contracts in a business combination.
		January 1, 2023, to be applied prospectively (with early adoption permitted).	The Company is currently evaluating the impact of the guidance on its consolidated financial statements.

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
•The RIS business offers a broad range of life and annuity-based insurance and investment products, including stable value and pension risk transfer products, institutional income annuities, structured settlements, longevity reinsurance solutions, benefit funding solutions and capital markets investment products.
Asia
The Asia segment offers a broad range of products and services to both individuals and corporations, as well as to other institutions, and their respective employees, which include life insurance, accident & health insurance and retirement and savings.
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
Corporate & Other
Corporate & Other contains various start-up, developing and run-off businesses. Also included in Corporate & Other are: the excess capital, as well as certain charges and activities, not allocated to the segments (including external integration and disposition costs, internal resource costs for associates committed to acquisitions and dispositions and enterprise-wide strategic initiative restructuring charges), interest expense related to the majority of the Company’s outstanding debt, expenses associated with certain legal proceedings and income tax audit issues, the elimination of intersegment amounts (which generally relate to affiliated reinsurance, investment expenses and intersegment loans bearing interest rates commensurate with related borrowings), and the Company’s investment management business (through which the Company provides public fixed income, private capital and real estate investment solutions to institutional investors worldwide).
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the years ended December 31, 2021, 2020 and 2019 and at December 31, 2021 and 2020. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

Year Ended December 31, 2021	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$26,358	$6,421	$2,609	$2,271	$3,333	$35	$41,027	$982	$42,009
Universal life and investment-type product policy fees	1,140	1,814	1,109	395	1,101	2	5,561	195	5,756
Net investment income (1)	8,048	5,052	1,271	215	6,450	244	21,280	115	21,395
Other revenues	1,538	73	41	47	257	420	2,376	243	2,619
Net investment gains (losses)	—	—	—	—	—	—	—	1,529	1,529
Net derivative gains (losses)	—	—	—	—	—	—	—	(2,228)	(2,228)
Total revenues	37,084	13,360	5,030	2,928	11,141	701	70,244	836	71,080
Expenses
Policyholder benefits and claims and policyholder dividends	27,957	5,008	3,143	1,241	6,268	34	43,651	1,179	44,830
Interest credited to policyholder account balances	1,422	1,995	249	86	840	—	4,592	946	5,538
Capitalization of DAC	(65)	(1,607)	(414)	(469)	(33)	(11)	(2,599)	(119)	(2,718)
Amortization of DAC and VOBA	60	1,369	285	356	257	9	2,336	219	2,555
Amortization of negative VOBA	—	(27)	—	(7)	—	—	(34)	—	(34)
Interest expense on debt	7	—	5	—	5	902	919	1	920
Other expenses	3,632	3,388	1,401	1,324	992	562	11,299	564	11,863
Total expenses	33,013	10,126	4,669	2,531	8,329	1,496	60,164	2,790	62,954
Provision for income tax expense (benefit)	850	936	70	96	570	(591)	1,931	(380)	1,551
Adjusted earnings	$3,221	$2,298	$291	$301	$2,242	$(204)	8,149
Adjustments to:
Total revenues							836
Total expenses							(2,790)
Provision for income tax (expense) benefit							380
Net income (loss)							$6,575		$6,575

At December 31, 2021	U.S.	Asia (2)	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Total assets	$282,741	$169,291	$59,763	$27,038	$179,551	$41,324	$759,708
Separate account assets	$81,217	$10,241	$37,632	$3,098	$47,685	$—	$179,873
Separate account liabilities	$81,217	$10,241	$37,632	$3,098	$47,685	$—	$179,873
__________________
(1)Net investment income from equity method investments represents 23%, 30%, 7% and 26% of segment net investment income for the U.S., Asia, Latin America and MetLife Holdings segments, respectively.
(2)Total assets includes $142.7 billion of assets from the Company’s Japan operations which represents 19% of total consolidated assets.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

Year Ended December 31, 2020	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$27,265	$6,571	$2,265	$2,259	$3,600	$22	$41,982	$52	$42,034
Universal life and investment-type product policy fees	1,070	1,892	994	433	1,073	3	5,465	138	5,603
Net investment income (1)	6,903	3,938	992	269	5,184	42	17,328	(211)	17,117
Other revenues	957	61	38	52	238	344	1,690	159	1,849
Net investment gains (losses)	—	—	—	—	—	—	—	(110)	(110)
Net derivative gains (losses)	—	—	—	—	—	—	—	1,349	1,349
Total revenues	36,195	12,462	4,289	3,013	10,095	411	66,465	1,377	67,842
Expenses
Policyholder benefits and claims and policyholder dividends	26,309	5,213	2,406	1,196	6,738	(3)	41,859	692	42,551
Interest credited to policyholder account balances	1,622	1,834	240	109	868	—	4,673	541	5,214
Capitalization of DAC	(453)	(1,652)	(362)	(491)	(39)	(11)	(3,008)	(5)	(3,013)
Amortization of DAC and VOBA	471	1,415	276	454	370	8	2,994	166	3,160
Amortization of negative VOBA	—	(37)	—	(8)	—	—	(45)	—	(45)
Interest expense on debt	7	—	4	1	6	895	913	—	913
Other expenses	4,162	3,481	1,318	1,344	942	625	11,872	263	12,135
Total expenses	32,118	10,254	3,882	2,605	8,885	1,514	59,258	1,657	60,915
Provision for income tax expense (benefit)	853	643	127	81	234	(556)	1,382	127	1,509
Adjusted earnings	$3,224	$1,565	$280	$327	$976	$(547)	5,825
Adjustments to:
Total revenues							1,377
Total expenses							(1,657)
Provision for income tax (expense) benefit							(127)
Net income (loss)							$5,418		$5,418

At December 31, 2020	U.S.	Asia (2)	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Total assets	$291,483	$173,884	$75,047	$28,372	$184,566	$41,794	$795,146
Separate account assets	$85,316	$10,825	$50,073	$6,083	$47,673	$—	$199,970
Separate account liabilities	$85,316	$10,825	$50,073	$6,083	$47,673	$—	$199,970
__________________
(1)Net investment income from equity method investments represents 5%, 12%,1% and 5% of segment net investment income for the U.S., Asia, Latin America and MetLife Holdings segments, respectively.
(2)Total assets includes $146.0 billion of assets from the Company’s Japan operations which represents 18% of total consolidated assets.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

Year Ended December 31, 2019	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$26,801	$6,632	$2,723	$2,177	$3,748	$83	$42,164	$71	$42,235
Universal life and investment-type product policy fees	1,078	1,674	1,094	423	1,124	2	5,395	208	5,603
Net investment income (1)	7,021	3,691	1,271	291	5,281	275	17,830	1,038	18,868
Other revenues	887	56	44	54	253	291	1,585	257	1,842
Net investment gains (losses)	—	—	—	—	—	—	—	444	444
Net derivative gains (losses)	—	—	—	—	—	—	—	628	628
Total revenues	35,787	12,053	5,132	2,945	10,406	651	66,974	2,646	69,620
Expenses
Policyholder benefits and claims and policyholder dividends	26,165	5,185	2,623	1,176	6,970	73	42,192	480	42,672
Interest credited to policyholder account balances	1,984	1,710	332	98	905	—	5,029	1,435	6,464
Capitalization of DAC	(484)	(1,913)	(396)	(505)	(28)	(12)	(3,338)	(20)	(3,358)
Amortization of DAC and VOBA	475	1,288	291	428	299	6	2,787	109	2,896
Amortization of negative VOBA	—	(25)	—	(8)	—	—	(33)	—	(33)
Interest expense on debt	10	—	3	—	8	934	955	—	955
Other expenses	4,075	3,818	1,443	1,399	969	1,074	12,778	451	13,229
Total expenses	32,225	10,063	4,296	2,588	9,123	2,075	60,370	2,455	62,825
Provision for income tax expense (benefit)	724	585	227	75	249	(1,201)	659	227	886
Adjusted earnings	$2,838	$1,405	$609	$282	$1,034	$(223)	5,945
Adjustments to:
Total revenues							2,646
Total expenses							(2,455)
Provision for income tax (expense) benefit							(227)
Net income (loss)							$5,909		$5,909
__________________
(1)Net investment income from equity method investments represents 6%, 9%, 2% and 5% of segment net investment income for the U.S., Asia, Latin America and MetLife Holdings segments, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)
The following table presents total premiums, universal life and investment-type product policy fees and other revenues by major product groups of the Company’s segments, as well as Corporate & Other:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Life insurance	$22,872	$21,256	$20,759
Accident & health insurance	17,498	15,346	15,159
Annuities	7,499	7,916	8,590
Other (1)	2,515	4,968	5,172
Total	$50,384	$49,486	$49,680
__________________
(1)Includes Property & Casualty insurance products which are no longer a significant product group after the disposal of the Property & Casualty business. See Note 3.
The following table presents total premiums, universal life and investment-type product policy fees and other revenues associated with the Company’s U.S. and foreign operations:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
U.S.	$35,252	$34,717	$34,433
Foreign:
Japan	6,426	6,750	6,608
Other	8,706	8,019	8,639
Total	$50,384	$49,486	$49,680
Revenues derived from any customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2021, 2020 and 2019.
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
Additionally, $890 million was allocated to goodwill, $790 million was allocated to VOCRA, and $115 million was allocated to other intangibles. The goodwill recorded includes the certain expected synergies, assembled workforce and other benefits that management believes will result from combining the operations of Versant Health with the operations of MetLife, including strengthening and differentiating the Company’s vision benefit offering, reported in the U.S. segment, with one of the industry’s broadest networks of providers and plan options. The value of VOCRA, included in other assets, reflects the estimated fair value of the expected future profits associated with Versant Health’s customer relationships acquired. VOCRA is amortized over the assets’ useful lives ranging from nine to 15 years.
The allocated purchase price also included deferred tax liabilities of $217 million, which are attributable to the intangible assets and liabilities, excluding goodwill, established at the acquisition date. No portion of goodwill is deductible for tax purposes.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
3. Acquisition and Dispositions (continued)
Total revenue of Versant Health represented less than 2% of pro forma total revenue of MetLife for each of the years ended December 31, 2020 and 2019 when evaluated as though the acquisition had occurred at the beginning of the earliest period presented.
Dispositions
Disposition of MetLife Seguros S.A.
In September 2021, the Company sold its wholly-owned Argentinian subsidiary, MetLife Seguros S.A. (“MetLife Seguros”). In connection with the sale, a loss of $205 million, net of income tax, was recorded for the year ended December 31, 2021, which is reflected in net investment gains (losses). At December 31, 2020, MetLife Seguros represented $201 million of total assets in the Latin America segment. MetLife Seguros results of operations are reported in the Latin America segment adjusted earnings through the date of sale.
Pending Disposition of MetLife Poland and Disposition of MetLife Greece
In July 2021, the Company entered into definitive agreements to sell its wholly-owned subsidiaries in Poland and Greece (collectively, “MetLife Poland and Greece”) to NN Group N.V. for $738 million in total consideration, including a pre-closing dividend of $43 million. In connection with the pending sale, an expected loss of $214 million, net of income tax, was recorded for the year ended December 31, 2021, which is reflected in net investment gains (losses). MetLife Poland and Greece results of operations are reported in the EMEA segment adjusted earnings through June 30, 2021. See Note 2 for information on accounting for divested business. In January 2022, the Company completed the sale of its wholly-owned subsidiaries in Greece. The Company expects the disposition of its wholly-owned subsidiaries in Poland to close in the first half of 2022 and is subject to regulatory approvals and satisfaction of other customary closing conditions.
MetLife Poland and Greece met the criteria in the second quarter of 2021 to be classified as held-for-sale but did not meet the criteria to be classified as discontinued operations. As a result, the related assets and liabilities are included in the separate held-for-sale line items of the asset and liability sections of the consolidated balance sheet.
The following table summarizes the assets and liabilities held-for-sale:

December 31, 2021
(In millions)
Assets:
Fixed maturity securities available-for-sale	$2,043
Contractholder-directed equity securities	1,114
Other investments	118
Total investments	3,275
Cash and cash equivalents	69
Deferred policy acquisition costs and value of business acquired	138
Other	259
Separate account assets	3,497
Total assets held-for-sale	$7,238

Liabilities:
Future policy benefits	$916
Policyholder account balances	2,005
Other policy-related balances	103
Other	113
Separate account liabilities	3,497
Total liabilities held-for-sale	$6,634
MetLife Poland and Greece income (loss) before provision for income tax as reflected in the consolidated statements of operations was $50 million, $30 million and $50 million for the years ended December 31, 2021, 2020 and 2019, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
3. Acquisition and Dispositions (continued)
Disposition of Metropolitan Property and Casualty Insurance Company
In December 2020, the Company entered into a definitive agreement to sell its wholly-owned subsidiary, Metropolitan Property and Casualty Insurance Company and certain of its wholly-owned subsidiaries (collectively, “MetLife P&C”) to Farmers Group, Inc. for $3.9 billion. In addition, the Company and the Farmers Exchanges have established a 10-year strategic partnership through which the Farmers Insurance Group will offer its personal line products on MetLife’s U.S. Group Benefits platform which commenced when the transaction closed. MetLife P&C results of operations are reported in the U.S. segment adjusted earnings through December 31, 2020. See Note 2 for more information on divested businesses. In April 2021, the Company completed the sale of MetLife P&C. As a result of the sale, the Company recognized a gain of $1.4 billion ($1.0 billion, net of income tax) in net investment gains (losses) for the year ended December 31, 2021, which includes customary purchase price adjustments recorded after the date of sale.
The disposition met the criteria to be classified as held-for-sale but did not meet the criteria to be classified as discontinued operations. As a result, the related assets and liabilities were included in the separate held-for-sale line items of the asset and liability sections of the consolidated balance sheet. The following table summarizes the assets and liabilities held-for-sale at December 31, 2020:

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
MetLife P&C income (loss) before provision for income tax as reflected in the consolidated statement of operations was $121 million, $399 million and $291 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Disposition of Joint-stock Company MetLife Insurance Company
In December 2020, the Company entered into an agreement to sell its wholly-owned Russian subsidiary, the Joint-stock Company MetLife Insurance Company (“MetLife Russia”). In connection with the sale, a loss of $133 million, net of income tax, was recorded for the year ended December 31, 2020 and is reflected in net investment gains (losses). At December 31, 2020, MetLife Russia represented $382 million of total assets in the EMEA segment. MetLife Russia results of operations are reported in the EMEA segment adjusted earnings through December 31, 2020. In January 2021, the Company completed the sale of MetLife Russia.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
3. Acquisition and Dispositions (continued)
Disposition of MetLife Seguros de Retiro S.A.
In October 2020, the Company sold one of its wholly-owned Argentinian subsidiaries, MetLife Seguros de Retiro S.A. (“MetLife Seguros de Retiro”). In connection with the sale, a loss of $162 million, net of income tax, was recorded for the year ended December 31, 2020. This loss was comprised of a $130 million pre-tax loss, which is reflected in net investment gains (losses). Additionally, the $162 million loss included a $32 million net tax charge, which is recorded in the provision for income tax expense (benefit) and included previously deferred tax items and losses which are not recognized for tax purposes. MetLife Seguros de Retiro’s results of operations are reported in the Latin America segment adjusted earnings through June 30, 2020. See Note 2 for information on accounting for divested businesses.
Disposition of MetLife Limited and Metropolitan Life Insurance Company of Hong Kong Limited
In June 2019, the Company entered into a definitive agreement to sell its two wholly-owned subsidiaries, MetLife Limited and Metropolitan Life Insurance Company of Hong Kong Limited (collectively, “MetLife Hong Kong”). As a result of the agreement, a loss of $140 million, net of income tax, was recorded for the year ended December 31, 2019. This loss was comprised of a $100 million pre-tax loss, which is reflected in net investment gains (losses) and included allocated goodwill of $71 million. Additionally, the $140 million loss included a $40 million net tax charge, which is recorded in the provision for income tax expense (benefit) and included previously deferred tax items and losses which are not recognized for tax purposes. MetLife Hong Kong’s results of operations are reported in the Asia segment adjusted earnings through June 30, 2019. See Note 2 for information on accounting for divested businesses. In June 2020, the Company completed the sale and recorded a gain of $11 million, net of income tax, for the year ended December 31, 2020, which resulted in a total loss on the sale of $129 million, net of income tax.
4. Insurance
Insurance Liabilities
Insurance liabilities are comprised of future policy benefits, policyholder account balances and other policy-related balances. Information regarding insurance liabilities by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2021	2020
	(In millions)
U.S.	$162,999	$162,524
Asia	125,839	126,912
Latin America	15,564	16,849
EMEA	13,031	17,252
MetLife Holdings	102,291	103,937
Corporate & Other	1,221	1,459
Total	$420,945	$428,933

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)
Future policy benefits are measured as follows:

Product Type:	Measurement Assumptions:
Participating life
Aggregate of (i) net level premium reserves for death and endowment policy benefits (calculated based upon the non-forfeiture interest rate, ranging from 3% to 7% for U.S. businesses and less than 1% to 10% for non-U.S. businesses and mortality rates guaranteed in calculating the cash surrender values described in such contracts); and (ii) the liability for terminal dividends for U.S. businesses.

Nonparticipating life
Aggregate of the present value of future expected benefit payments and related expenses less the present value of future expected net premiums. Assumptions as to mortality and persistency are based upon the Company’s experience when the basis of the liability is established. Interest rate assumptions for the aggregate future policy benefit liabilities range from 2% to 11% for U.S. businesses and less than 1% to 10% for non-U.S. businesses.

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

Participating business represented 3% of the Company’s life insurance in-force at both December 31, 2021 and 2020. Participating policies represented 12%, 14% and 15% of gross traditional life insurance premiums for the years ended December 31, 2021, 2020 and 2019, respectively.
Policyholder account balances are equal to: (i) policy account values, which consist of an accumulation of gross premium payments and investment performance; (ii) credited interest, ranging from less than 1% to 8% for U.S. businesses and less than 1% to 10% for non-U.S. businesses, less expenses, mortality charges and withdrawals; and (iii) fair value adjustments relating to business combinations.

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)
Information regarding the liabilities for guarantees (excluding base policy liabilities and embedded derivatives) relating to annuity and universal and variable life contracts was as follows:

	Annuity Contracts		Universal and Variable Life Contracts
	GMDBs and GMWBs	GMIBs	Secondary Guarantees	Paid-Up Guarantees	Total
	(In millions)
Direct and Assumed:
Balance at January 1, 2019	$428	$898	$3,442	$359	$5,127
Incurred guaranteed benefits (1)	62	(3)	358	68	485
Paid guaranteed benefits	(25)	(1)	(38)	—	(64)
Balance at December 31, 2019	465	894	3,762	427	5,548
Incurred guaranteed benefits (1)	195	240	602	26	1,063
Paid guaranteed benefits	(21)	(5)	(99)	(45)	(170)
Balance at December 31, 2020	639	1,129	4,265	408	6,441
Incurred guaranteed benefits (1)	133	87	(37)	43	226
Paid guaranteed benefits	(29)	(7)	(102)	(47)	(185)
Reclassified to liabilities held-for-sale (2)	—	(32)	—	—	(32)
Balance at December 31, 2021	$743	$1,177	$4,126	$404	$6,450
Ceded:
Balance at January 1, 2019	$—	$10	$269	$251	$530
Incurred guaranteed benefits	(4)	—	80	30	106
Paid guaranteed benefits	4	—	—	—	4
Balance at December 31, 2019	—	10	349	281	640
Incurred guaranteed benefits	(11)	(3)	96	43	125
Paid guaranteed benefits	9	—	(18)	(32)	(41)
Balance at December 31, 2020	(2)	7	427	292	724
Incurred guaranteed benefits	(6)	2	57	30	83
Paid guaranteed benefits	8	—	(33)	(34)	(59)
Reclassified to liabilities held-for-sale (2)	—	—	—	—	—
Balance at December 31, 2021	$—	$9	$451	$288	$748
Net:
Balance at January 1, 2019	$428	$888	$3,173	$108	$4,597
Incurred guaranteed benefits	66	(3)	278	38	379
Paid guaranteed benefits	(29)	(1)	(38)	—	(68)
Balance at December 31, 2019	465	884	3,413	146	4,908
Incurred guaranteed benefits	206	243	506	(17)	938
Paid guaranteed benefits	(30)	(5)	(81)	(13)	(129)
Balance at December 31, 2020	641	1,122	3,838	116	5,717
Incurred guaranteed benefits	139	85	(94)	13	143
Paid guaranteed benefits	(37)	(7)	(69)	(13)	(126)
Reclassified to liabilities held-for-sale (2)	—	(32)	—	—	(32)
Balance at December 31, 2021	$743	$1,168	$3,675	$116	$5,702
__________________
(1)Secondary guarantees include the effects of foreign currency translation of ($260) million, $125 million and $23 million at December 31, 2021, 2020 and 2019, respectively.
(2)See Note 3 for information on the Company’s business dispositions.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)
Information regarding the Company’s guarantee exposure, which includes direct and assumed business, but excludes offsets from hedging or ceded reinsurance, if any, was as follows at:

	December 31,
	2021				2020
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts:
Variable Annuity Guarantees:
Total account value (1), (2), (3)	$62,281		$23,121		$65,044		$24,170
Separate account value (1)	$42,043		$21,508		$42,585		$22,370
Net amount at risk (2)	$1,490	(4)	$500	(5)	$1,579	(4)	$614	(5)
Average attained age of contractholders	68 years		66 years		68 years		66 years
Other Annuity Guarantees:
Total account value (1), (3)	N/A		$5,002		N/A		$6,030
Net amount at risk	N/A		$196	(6)	N/A		$459	(6)
Average attained age of contractholders	N/A		56 years		N/A		50 years

	December 31,
	2021		2020
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts:
Total account value (1), (3)	$13,678	$2,694	$13,426	$2,808
Net amount at risk (7)	$78,762	$12,657	$82,940	$13,557
Average attained age of policyholders	55 years	66 years	54 years	65 years
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
Guarantees — Separate Accounts
Account balances of contracts with guarantees were invested in separate account asset classes as follows at:

	December 31,
	2021	2020
	(In millions)
Fund Groupings:
Equity	$29,346	$28,581
Balanced	17,393	18,385
Bond	5,041	5,567
Money Market	218	149
Total	$51,998	$52,682
Obligations Under Funding Agreements
The Company issues fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain unconsolidated special purpose entities that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. For the years ended December 31, 2021, 2020 and 2019, the Company issued $40.8 billion, $40.4 billion and $37.3 billion, respectively, and repaid $41.2 billion, $36.7 billion and $36.4 billion, respectively, of such funding agreements. At December 31, 2021 and 2020, liabilities for funding agreements outstanding, which are included in policyholder account balances, were $39.5 billion and $39.9 billion, respectively.
Certain of the Company’s subsidiaries are or were members of regional FHLBs. Holdings of common stock of regional FHLBs, included in other invested assets, were as follows at:

	December 31,
	2021	2020
	(In millions)
FHLB of New York	$769	$812
FHLB of Des Moines	$—	$2

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)
Certain subsidiaries have also entered into funding agreements with regional FHLBs and a subsidiary of the Federal Agricultural Mortgage Corporation, a federally chartered instrumentality of the U.S. (“Farmer Mac”). The liability for such funding agreements is included in policyholder account balances. Information related to such funding agreements was as follows at:

	Liability		Collateral
	December 31,
	2021	2020	2021		2020
	(In millions)
FHLB of New York (1)	$15,750	$16,200	$17,981	(2)	$18,539	(2)
Farmer Mac (3)	$2,050	$2,375	$2,159		$2,450
FHLB of Des Moines (1)	$—	$50	$—		$72	(2)
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
Liabilities for Unpaid Claims and Claim Expenses
The following is information about incurred and paid claims development by segment at December 31, 2021. Such amounts are presented net of reinsurance, and are not discounted. The tables present claims development and cumulative claim payments by incurral year. The development tables are only presented for significant short-duration product liabilities within each segment. In order to eliminate potential fluctuations related to foreign exchange rates, liabilities and payments denominated in a foreign currency have been translated using the 2021 year end spot rates for all periods presented. The information about incurred and paid claims development prior to 2021 is presented as supplementary information.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)
U.S.
Group Life - Term

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance										At December 31, 2021
	For the Years Ended December 31,										Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(Dollars in millions)
2012	$6,503	$6,579	$6,569	$6,546	$6,568	$6,569	$6,569	$6,572	$6,574	$6,575	$1	210,236
2013		6,637	6,713	6,719	6,720	6,730	6,720	6,723	6,724	6,726	2	212,892
2014			6,986	6,919	6,913	6,910	6,914	6,919	6,920	6,918	1	215,694
2015				7,040	7,015	7,014	7,021	7,024	7,025	7,026	2	218,188
2016					7,125	7,085	7,095	7,104	7,105	7,104	3	219,581
2017						7,432	7,418	7,425	7,427	7,428	6	260,807
2018							7,757	7,655	7,646	7,650	10	246,519
2019								7,935	7,900	7,907	13	246,245
2020									8,913	9,367	27	281,696
2021										10,555	1,029	221,955
Total										77,256
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										(74,255)
All outstanding liabilities for incurral years prior to 2012, net of reinsurance										21
Total unpaid claims and claim adjustment expenses, net of reinsurance										$3,022

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	(Unaudited)
Incurral Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(In millions)
2012	$5,132	$6,472	$6,518	$6,532	$6,558	$6,565	$6,566	$6,569	$6,572	$6,572
2013		5,216	6,614	6,664	6,678	6,711	6,715	6,720	6,721	6,723
2014			5,428	6,809	6,858	6,869	6,902	6,912	6,915	6,916
2015				5,524	6,913	6,958	6,974	7,008	7,018	7,022
2016					5,582	6,980	7,034	7,053	7,086	7,096
2017						5,761	7,292	7,355	7,374	7,400
2018							6,008	7,521	7,578	7,595
2019								6,178	7,756	7,820
2020									6,862	9,103
2021										8,008
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										$74,255
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration at December 31, 2021:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Group Life - Term	77.5%	20.5%	0.7%	0.2%	0.4%	0.1%	—%	—%	—%	—%

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)
Group Long-Term Disability

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance										At December 31, 2021
	For the Years Ended December 31,										Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(Dollars in millions)
2012	$966	$979	$980	$1,014	$1,034	$1,037	$1,021	$1,015	$1,011	$1,007	$—	20,086
2013		1,008	1,027	1,032	1,049	1,070	1,069	1,044	1,032	1,025	—	21,139
2014			1,076	1,077	1,079	1,101	1,109	1,098	1,097	1,081	—	22,853
2015				1,082	1,105	1,093	1,100	1,087	1,081	1,067	—	21,213
2016					1,131	1,139	1,159	1,162	1,139	1,124	—	17,971
2017						1,244	1,202	1,203	1,195	1,165	—	16,324
2018							1,240	1,175	1,163	1,147	—	15,172
2019								1,277	1,212	1,169	7	15,318
2020									1,253	1,223	30	15,381
2021										1,552	687	10,503
Total										11,560
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										(5,943)
All outstanding liabilities for incurral years prior to 2012, net of reinsurance										1,559
Total unpaid claims and claim adjustment expenses, net of reinsurance										$7,176

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	(Unaudited)
Incurral Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(In millions)
2012	$43	$229	$365	$453	$524	$591	$648	$694	$730	$766
2013		43	234	382	475	551	622	676	722	764
2014			51	266	428	526	609	677	732	778
2015				50	264	427	524	601	665	718
2016					49	267	433	548	628	696
2017						56	290	476	579	655
2018							54	314	497	594
2019								57	342	522
2020									59	355
2021										95
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										$5,943
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration at December 31, 2021:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Group Long-Term Disability	4.8%	20.9%	15.0%	9.1%	7.2%	6.4%	5.2%	4.4%	3.8%	3.6%
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
For Group Life - Term and Group Long-Term Disability, first year incurred claims and allocated loss adjustment expenses increased in 2021 compared to the 2020 incurral year due to the growth in the size of the business.
The assumptions used in calculating the unpaid claims and claim adjustment expenses for Group Life - Term and Group Long-Term Disability are updated annually to reflect emerging trends in claim experience.
Certain of our Group Life - Term customers have experience-rated contracts, whereby the group sponsor participates in the favorable and/or adverse claim experience, including favorable and/or adverse prior year development. Claim experience adjustments on these contracts are not reflected in the foregoing incurred and paid claim development tables, but are instead reflected as an increase (adverse experience) or decrease (favorable experience) to premiums on the consolidated statements of operations.
Liabilities for Group Life - Term unpaid claims and claim adjustment expenses are not discounted.
The liabilities for Group Long-Term Disability unpaid claims and claim adjustment expenses were $6.2 billion and $6.0 billion at December 31, 2021 and 2020, respectively. Using interest rates ranging from 2% to 8%, based on the incurral year, the total discount applied to these liabilities was $1.1 billion and $1.2 billion at December 31, 2021 and 2020, respectively. The amount of interest accretion recognized was $518 million, $452 million and $470 million for the years ended December 31, 2021, 2020 and 2019, respectively. These amounts were reflected in policyholder benefits and claims.
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
Asia
Group Disability & Group Life

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance										At December 31, 2021
	For the Years Ended December 31,										Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(Dollars in millions)
2012	$91	$97	$95	$110	$111	$114	$124	$118	$117	$117	$3	5,644
2013		138	140	161	156	156	164	164	168	168	9	6,554
2014			276	259	238	238	249	245	246	246	18	6,798
2015				260	249	252	245	257	259	262	21	6,708
2016					217	221	209	222	225	231	27	4,616
2017						282	262	270	289	297	40	5,268
2018							344	314	327	338	78	5,511
2019								372	347	364	127	5,321
2020									413	385	221	3,983
2021										394	311	2,474
Total										2,802
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										(1,947)
All outstanding liabilities for incurral years prior to 2012, net of reinsurance										12
Total unpaid claims and claim adjustment expenses, net of reinsurance										$867

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	(Unaudited)
Incurral Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(In millions)
2012	$28	$60	$79	$92	$99	$104	$105	$108	$112	$114
2013		41	92	113	127	138	152	148	157	159
2014			65	134	167	188	211	212	223	228
2015				76	143	179	193	219	233	241
2016					61	126	143	179	194	204
2017						82	148	196	240	257
2018							90	166	224	260
2019								100	183	237
2020									91	164
2021										83
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										$1,947
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration at December 31, 2021:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Group Disability & Group Life	25.6%	25.1%	13.9%	10.6%	7.3%	4.5%	1.5%	3.3%	2.3%	1.7%
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
The liabilities for unpaid claims and claim adjustment expenses were $1.2 billion and $1.0 billion at December 31, 2021 and 2020, respectively. These amounts were discounted using interest rates ranging from 1% to 7%, based on the incurral year. The total discount applied to these liabilities was $73 million and $68 million at December 31, 2021 and 2020, respectively. The amount of interest accretion recognized was $22 million, $24 million and $20 million for the years ended December 31, 2021, 2020 and 2019, respectively. These amounts were reflected in policyholder benefits and claims.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)
Latin America
Protection Life

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance										At December 31, 2021
	For the Years Ended December 31,										Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(Dollars in millions)
2012	$133	$180	$185	$186	$186	$184	$185	$186	$188	$188	$—	27,664
2013		145	204	210	211	210	212	213	213	213	—	32,091
2014			218	333	342	313	316	316	317	317	—	40,904
2015				286	410	382	386	386	387	382	—	46,917
2016					302	395	407	413	414	415	—	40,751
2017						312	303	304	302	303	(1)	32,326
2018							290	280	278	280	(1)	30,855
2019								313	286	289	—	32,925
2020									473	474	23	41,053
2021										601	222	38,013
Total										3,462
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										(3,028)
All outstanding liabilities for incurral years prior to 2012, net of reinsurance										10
Total unpaid claims and claim adjustment expenses, net of reinsurance										$444

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	(Unaudited)
Incurral Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(In millions)
2012	$131	$178	$182	$183	$183	$183	$183	$185	$185	$188
2013		142	198	202	203	202	204	205	207	208
2014			194	291	296	299	302	305	306	307
2015				232	328	348	355	361	363	364
2016					214	383	401	408	411	413
2017						184	277	292	295	298
2018							146	248	259	263
2019								163	247	267
2020									205	410
2021										310
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										$3,028
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration at December 31, 2021:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Protection Life	57.4%	31.9%	3.9%	1.1%	0.6%	0.6%	0.3%	0.8%	0.2%	1.6%

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)
Protection Health

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance										At December 31, 2021
	For the Years Ended December 31,										Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(Dollars in millions)
2012	$200	$224	$226	$227	$227	$226	$226	$226	$226	$225	$—	100,436
2013		216	244	246	246	244	244	244	244	244	—	104,332
2014			224	250	252	250	249	249	249	250	—	97,929
2015				193	219	221	220	219	220	220	—	87,412
2016					253	291	289	289	289	289	—	106,380
2017						366	341	342	341	341	—	121,221
2018							393	412	391	390	1	143,930
2019								131	170	164	4	130,963
2020									473	465	10	146,176
2021										608	38	121,301
Total										3,196
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										(3,100)
All outstanding liabilities for incurral years prior to 2012, net of reinsurance										4
Total unpaid claims and claim adjustment expenses, net of reinsurance										$100

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	(Unaudited)
Incurral Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(In millions)
2012	$200	$224	$226	$227	$227	$226	$226	$226	$226	$227
2013		216	244	246	246	243	244	244	244	244
2014			223	248	250	246	247	247	247	247
2015				193	219	218	219	219	219	220
2016					238	285	287	288	288	288
2017						299	337	339	339	340
2018							335	382	385	386
2019								110	155	158
2020									400	453
2021										537
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										$3,100
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration at December 31, 2021:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Protection Health	85.2%	13.6%	0.7%	—%	(0.1%)	—%	0.1%	—%	—%	0.4%

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
Certain of our Protection Life customers have experience-rated contracts, whereby the group sponsor participates in the favorable and/or adverse claim experience, including favorable and/or adverse prior year development. Claim experience adjustments on these contracts are not reflected in the foregoing incurred and paid claim development tables, but are instead reflected as an increase (adverse experience) or decrease (favorable experience) to premiums on the consolidated statements of operations.
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

	December 31, 2021
	(In millions)
Short-Duration:
Unpaid claims and allocated claims adjustment expenses, net of reinsurance:
U.S.:
Group Life - Term	$3,022
Group Long-Term Disability	7,176
Total		$10,198
Asia - Group Disability & Group Life		867
Latin America:
Protection Life	444
Protection Health	100
Total		544
Other insurance lines - all segments combined		2,023
Total unpaid claims and allocated claims adjustment expenses, net of reinsurance		13,632

Reinsurance recoverables on unpaid claims:
U.S.:
Group Life - Term	14
Group Long-Term Disability	166
Total		180
Asia - Group Disability & Group Life		375
Latin America:
Protection Life	10
Protection Health	13
Total		23
Other insurance lines - all segments combined		291
Total reinsurance recoverable on unpaid claims		869
Total unpaid claims and allocated claims adjustment expense		14,501
Unallocated claims adjustment expenses		2
Discounting		(1,205)
Liability for unpaid claims and claim adjustment liabilities - short-duration		13,298
Liability for unpaid claims and claim adjustment liabilities - all long-duration lines		6,715
Total liability for unpaid claims and claim adjustment expense (included in future policy benefits and other policy-related balances) (1)		$20,013
__________________
(1)Excludes unpaid claims and allocated claims adjustment expense reclassified to liabilities held-for-sale. See Note 3 for information on the on the Company’s business dispositions.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Balance at January 1,	$18,591	$19,216	$17,788
Less: Reinsurance recoverables	2,417	2,377	2,332
Net balance at January 1,	16,174	16,839	15,456
Incurred related to:
Current year	28,270	27,272	27,093
Prior years (1)	934	192	313
Total incurred	29,204	27,464	27,406
Paid related to:
Current year	(21,111)	(20,230)	(20,141)
Prior years	(7,256)	(6,241)	(5,882)
Total paid	(28,367)	(26,471)	(26,023)
Reclassified to liabilities held-for-sale (2)	(55)	(1,658)	—
Dispositions (2)	(64)	—	—
Net balance at December 31,	16,892	16,174	16,839
Add: Reinsurance recoverables	3,121	2,417	2,377
Balance at December 31,	$20,013	$18,591	$19,216
__________________
(1)For the years ended December 31, 2021, 2020 and 2019, incurred claim activity and claim adjustment expenses associated with prior years increased due to events incurred in prior years but reported in the current year. The increase in the 2021 incurred claim activity and claim adjustment expenses associated with prior years is primarily due to the impacts from the COVID-19 pandemic, which are partially offset by additional premiums recorded for experience-rated contracts and are not reflected in the table above.
(2)See Note 3 for information on the Company’s business dispositions.
Separate Accounts
Separate account assets and liabilities include two categories of account types: pass-through separate accounts totaling $134.4 billion and $149.0 billion at December 31, 2021 and 2020, respectively, for which the policyholder assumes all investment risk, and separate accounts for which the Company contractually guarantees either a minimum return or account value to the policyholder which totaled $45.5 billion and $51.0 billion at December 31, 2021 and 2020, respectively. The latter category consisted primarily of guaranteed interest contracts (“GICs”). The average interest rate credited on these contracts was 2.18% and 2.55% at December 31, 2021 and 2020, respectively.

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)
Credit Insurance and Other Short-Duration Contracts
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)
Information regarding DAC and VOBA was as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
DAC:
Balance at January 1,	$13,446	$14,790	$15,570
Capitalizations	2,718	3,013	3,358
Amortization related to:
Net investment gains (losses) and net derivative gains (losses)	(100)	(152)	(117)
Other expenses	(2,268)	(2,773)	(2,534)
Total amortization	(2,368)	(2,925)	(2,651)
Unrealized investment gains (losses)	811	(1,312)	(1,461)
Effect of foreign currency translation and other	(861)	76	(26)
Reclassified to assets held-for-sale (1)	(103)	(196)	—
Balance at December 31,	13,643	13,446	14,790
VOBA:
Balance at January 1,	2,943	3,043	3,325
Amortization related to:
Net investment gains (losses) and net derivative gains (losses)	—	(2)	—
Other expenses	(187)	(233)	(245)
Total amortization	(187)	(235)	(245)
Unrealized investment gains (losses)	11	(4)	(4)
Effect of foreign currency translation and other	(314)	139	(33)
Reclassified to assets held-for-sale (1)	(35)	—	—
Balance at December 31,	2,418	2,943	3,043
Total DAC and VOBA:
Balance at December 31,	$16,061	$16,389	$17,833
__________________
(1)See Note 3 for information on the Company’s dispositions.
Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2021	2020
	(In millions)
U.S.	$440	$434
Asia	9,339	9,333
Latin America	2,021	2,092
EMEA	1,623	1,787
MetLife Holdings	2,607	2,712
Corporate & Other	31	31
Total	$16,061	$16,389

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)
Information regarding other intangibles was as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
DSI:
Balance at January 1,	$108	$158	$210
Capitalization	—	6	7
Amortization	(14)	(37)	(39)
Unrealized investment gains (losses)	20	(18)	(20)
Effect of foreign currency translation and other	(7)	(1)	—
Balance at December 31,	$107	$108	$158

VODA and VOCRA:
Balance at January 1,	$1,099	$335	$384
Acquisitions (1)	—	814	—
Amortization	(100)	(41)	(42)
Effect of foreign currency translation and other	(27)	(9)	(7)
Balance at December 31,	$972	$1,099	$335
Accumulated amortization	$575	$475	$434

Negative VOBA:
Balance at January 1,	$738	$750	$779
Amortization	(34)	(45)	(33)
Effect of foreign currency translation and other	(81)	33	4
Balance at December 31,	$623	$738	$750
Accumulated amortization	$3,342	$3,308	$3,263
__________________
(1)Primarily related to the acquisition of Versant Health. See Note 3.
The estimated future amortization expense (credit) to be reported in other expenses for the next five years is as follows:

	VOBA	VODA and VOCRA	Negative VOBA
	(In millions)
2022	$185	$90	$(35)
2023	$180	$87	$(34)
2024	$177	$85	$(32)
2025	$166	$83	$(31)
2026	$150	$81	$(29)
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
Prior to the disposition of the Company’s Property & Casualty business, the Company purchased reinsurance to manage its exposure to large losses (primarily catastrophe losses) and to protect statutory surplus. The Company ceded losses and premiums based upon the exposure of the policies subject to reinsurance. To manage exposure to large property & casualty losses, the Company purchased property catastrophe, casualty and property per risk excess of loss reinsurance protection. See Note 3 for more information on the Company’s business dispositions.
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
Reinsurance Recoverables
The Company reinsures its business through a diversified group of well-capitalized reinsurers. The Company analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with its reinsurers. The Company monitors ratings and evaluates the financial strength of its reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at December 31, 2021 and 2020, were not significant. A U.S. life insurance subsidiary of the Company also secured collateral from its counterparties to mitigate counterparty default risk related to its longevity reinsurance agreements.
The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $3.6 billion and $3.8 billion of unsecured reinsurance recoverable balances at December 31, 2021 and 2020, respectively.
At December 31, 2021, the Company had $6.3 billion of net ceded reinsurance recoverables. Of this total, $4.1 billion, or 65%, were with the Company’s five largest ceded reinsurers, including $1.9 billion of net ceded reinsurance recoverables which were unsecured. At December 31, 2020, the Company had $6.6 billion of net ceded reinsurance recoverables. Of this total, $4.2 billion, or 64%, were with the Company’s five largest ceded reinsurers, including $2.0 billion of net ceded reinsurance recoverables which were unsecured.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
6. Reinsurance (continued)
The amounts on the consolidated statements of operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Premiums
Direct premiums	$41,259	$42,201	$42,513
Reinsurance assumed	2,907	2,032	2,020
Reinsurance ceded	(2,157)	(2,199)	(2,298)
Net premiums	$42,009	$42,034	$42,235
Universal life and investment-type product policy fees
Direct universal life and investment-type product policy fees	$6,271	$6,122	$6,109
Reinsurance assumed	45	50	56
Reinsurance ceded	(560)	(569)	(562)
Net universal life and investment-type product policy fees	$5,756	$5,603	$5,603
Policyholder benefits and claims
Direct policyholder benefits and claims	$44,035	$42,221	$42,094
Reinsurance assumed	2,570	1,745	1,584
Reinsurance ceded	(2,651)	(2,505)	(2,217)
Net policyholder benefits and claims	$43,954	$41,461	$41,461
Other expenses
Direct other expenses	$12,450	$13,013	$13,559
Reinsurance assumed	375	371	382
Reinsurance ceded	(239)	(234)	(252)
Net other expenses	$12,586	$13,150	$13,689

The amounts on the consolidated balance sheets include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

	December 31,
	2021				2020
	Direct	Assumed	Ceded	Total Balance Sheet	Direct	Assumed	Ceded	Total Balance Sheet
	(In millions)
Assets
Premiums, reinsurance and other receivables	$4,929	$1,789	$10,431	$17,149	$5,032	$2,107	$10,731	$17,870
Deferred policy acquisition costs and value of business acquired	16,151	227	(317)	16,061	16,482	230	(323)	16,389
Total assets	$21,080	$2,016	$10,114	$33,210	$21,514	$2,337	$10,408	$34,259
Liabilities
Future policy benefits	$195,915	$3,806	$—	$199,721	$203,000	$3,656	$—	$206,656
Policyholder account balances	203,391	82	—	203,473	204,906	270	—	205,176
Other policy-related balances	16,380	1,368	3	17,751	15,769	1,332	—	17,101
Other liabilities	15,519	2,139	4,880	22,538	16,283	2,417	4,914	23,614
Total liabilities	$431,205	$7,395	$4,883	$443,483	$439,958	$7,675	$4,914	$452,547

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
6. Reinsurance (continued)
Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on reinsurance were $1.8 billion at both December 31, 2021 and 2020. The deposit liabilities on reinsurance were $1.4 billion at both December 31, 2021 and 2020.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
7. Closed Block (continued)
Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	December 31,
	2021	2020
	(In millions)
Closed Block Liabilities
Future policy benefits	$38,046	$38,758
Other policy-related balances	290	321
Policyholder dividends payable	253	337
Policyholder dividend obligation	1,682	2,969
Deferred income tax liability	210	130
Other liabilities	263	172
Total closed block liabilities	40,744	42,687
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	25,669	27,186
Equity securities, at estimated fair value	21	24
Mortgage loans	6,417	6,807
Policy loans	4,191	4,355
Real estate and real estate joint ventures	565	559
Other invested assets	535	468
Total investments	37,398	39,399
Cash and cash equivalents	126	—
Accrued investment income	384	402
Premiums, reinsurance and other receivables	50	50
Current income tax recoverable	81	28
Total assets designated to the closed block	38,039	39,879
Excess of closed block liabilities over assets designated to the closed block	2,705	2,808
AOCI:
Unrealized investment gains (losses), net of income tax	2,562	3,524
Unrealized gains (losses) on derivatives, net of income tax	107	23
Allocated to policyholder dividend obligation, net of income tax	(1,329)	(2,346)
Total amounts included in AOCI	1,340	1,201
Maximum future earnings to be recognized from closed block assets and liabilities	$4,045	$4,009
Information regarding the closed block policyholder dividend obligation was as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Balance at January 1,	$2,969	$2,020	$428
Change in unrealized investment and derivative gains (losses)	(1,287)	949	1,592
Balance at December 31,	$1,682	$2,969	$2,020

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
7. Closed Block (continued)
Information regarding the closed block revenues and expenses was as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Revenues
Premiums	$1,298	$1,498	$1,580
Net investment income	1,541	1,596	1,740
Net investment gains (losses)	(36)	(25)	(7)
Net derivative gains (losses)	18	(17)	12
Total revenues	2,821	3,052	3,325
Expenses
Policyholder benefits and claims	2,150	2,330	2,291
Policyholder dividends	621	791	924
Other expenses	96	104	111
Total expenses	2,867	3,225	3,326
Revenues, net of expenses before provision for income tax expense (benefit)	(46)	(173)	(1)
Provision for income tax expense (benefit)	(10)	(36)	(2)
Revenues, net of expenses and provision for income tax expense (benefit)	$(36)	$(137)	$1
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
Fixed Maturity Securities AFS
Fixed Maturity Securities AFS by Sector
The following table presents fixed maturity securities AFS by sector. U.S. corporate and foreign corporate sectors include redeemable preferred stock. RMBS includes agency, prime, alternative and sub-prime mortgage-backed securities. ABS includes securities collateralized by corporate loans and consumer loans. Municipals includes taxable and tax-exempt revenue bonds and, to a much lesser extent, general obligations of states, municipalities and political subdivisions. Commercial mortgage-backed securities (“CMBS”) primarily includes securities collateralized by multiple commercial mortgage loans. RMBS, ABS and CMBS are, collectively, “Structured Products.”

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

	December 31,
	2021					2020
	Amortized Cost		Gross Unrealized (1)		Estimated Fair Value	Amortized Cost		Gross Unrealized (1)		Estimated Fair Value
Sector		Allowance for Credit Loss	Gains	Losses			Allowance for Credit Loss	Gains	Losses
	(In millions)
U.S. corporate	$82,694	$(30)	$10,651	$281	$93,034	$79,788	$(44)	$13,924	$252	$93,416
Foreign corporate	59,124	(28)	5,275	731	63,640	60,995	(16)	8,897	468	69,408
Foreign government	56,848	(19)	5,603	823	61,609	63,243	(21)	8,883	406	71,699
U.S. government and agency	41,068	—	5,807	276	46,599	39,094	—	8,095	89	47,100
RMBS	29,152	—	1,440	188	30,404	28,415	—	2,062	42	30,435
ABS	18,443	—	185	59	18,569	16,963	—	231	75	17,119
Municipals	11,761	—	2,464	13	14,212	10,982	—	2,746	6	13,722
CMBS	11,794	(14)	476	49	12,207	11,331	—	681	102	11,910
Total fixed maturity securities AFS	$310,884	$(91)	$31,901	$2,420	$340,274	$310,811	$(81)	$45,519	$1,440	$354,809
__________________
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
Maturities of Fixed Maturity Securities AFS
The amortized cost, net of ACL, and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at December 31, 2021:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost, net of ACL	$7,513	$55,284	$58,215	$130,406	$59,375	$310,793
Estimated fair value	$7,623	$57,395	$63,550	$150,526	$61,180	$340,274
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

	December 31,
	2021				2020
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
Sector & Credit Quality	Estimated Fair Value	Gross Unrealized Losses (1)	Estimated Fair Value	Gross Unrealized Losses (1)	Estimated Fair Value	Gross Unrealized Losses (1)	Estimated Fair Value	Gross Unrealized Losses (1)
	(Dollars in millions)
U.S. corporate	$8,076	$165	$1,499	$116	$4,338	$196	$506	$50
Foreign corporate	10,011	404	2,834	327	4,856	321	1,255	147
Foreign government	7,812	319	5,377	502	6,795	305	836	100
U.S. government and agency	14,419	138	1,571	138	4,619	87	33	2
RMBS	10,363	158	417	30	1,531	27	152	14
ABS	8,150	39	804	20	3,428	26	2,842	49
Municipals	524	10	65	3	273	6	—	—
CMBS	2,664	31	657	18	1,887	63	612	39
Total fixed maturity securities AFS	$62,019	$1,264	$13,224	$1,154	$27,727	$1,031	$6,236	$401
Investment grade	$58,358	$1,123	$12,022	$1,025	$24,572	$829	$5,841	$350
Below investment grade	3,661	141	1,202	129	3,155	202	395	51
Total fixed maturity securities AFS	$62,019	$1,264	$13,224	$1,154	$27,727	$1,031	$6,236	$401
Total number of securities in an unrealized loss position	4,774		979		2,177		690
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
After the adoption of credit loss guidance on January 1, 2020, in periods subsequent to the recognition of an initial ACL on a security, the Company reassesses credit loss quarterly. Subsequent increases or decreases in the expected cash flow from the security result in corresponding decreases or increases in the ACL which are recognized in earnings and reported within net investment gains (losses); however, the previously recorded ACL is not reduced to an amount below zero. Full or partial write-offs are deducted from the ACL in the period the security, or a portion thereof, is considered uncollectible. Recoveries of amounts previously written off are recorded to the ACL in the period received. When the Company has the intent-to-sell the security or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost, any ACL is written off and the amortized cost is written down to estimated fair value through a charge within net investment gains (losses), which becomes the new amortized cost of the security.
Methodologies used during the year ended December 31, 2019 to evaluate the recoverability of a security in an unrealized loss position using OTTI guidance were similar to those used after the adoption of credit loss guidance on January 1, 2020, except: (i) the length of time estimated fair value had been below amortized cost was considered for securities, and (ii) for non-functional currency denominated securities, the impact from weakening non-functional currencies on securities that were near maturity was considered in the evaluation. In addition, measurement methodologies were similar, except: (i) a fair value floor was not utilized to limit the credit loss recognized in earnings, (ii) the amortized cost of securities was adjusted for the OTTI to the expected recoverable amount and an ACL was not utilized, (iii) subsequent to a credit loss being recognized, increases in expected cash flows from the security did not result in an immediate increase in valuation recognized in earnings through net investment gains (losses) from reduction of the ACL instead such increases in value were recorded as unrecognized unrealized gains in OCI, and (iv) in periods subsequent to the recognition of OTTI on a security, the Company accounted for the impaired security as if it had been purchased on the measurement date of the impairment; accordingly, the discount (or reduced premium) based on the new cost basis was accreted over the remaining term of the security in a prospective manner based on the amount and timing of estimated future cash flows.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL increased $986 million for the year ended December 31, 2021 to $2.4 billion primarily due to increases in interest rates and widening of credit spreads.
Gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater were $1.2 billion at December 31, 2021, or 48% of the total gross unrealized losses on securities without an ACL.
Investment Grade Fixed Maturity Securities AFS
Of the $1.2 billion of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $1.0 billion, or 89%, were related to 817 investment grade securities. Unrealized losses on investment grade securities are principally related to widening credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities AFS
Of the $1.2 billion of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $129 million, or 11%, were related to 162 below investment grade securities. Unrealized losses on below investment grade securities are principally related to U.S. and foreign corporate securities (primarily industrial and consumer), foreign government securities and CMBS and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty, as well as with respect to fixed-rate securities, rising interest rates since purchase. Management evaluates U.S. and foreign corporate securities based on several factors such as expected cash flows, financial condition and near-term and long-term prospects of the issuers. Management evaluates foreign government securities based on several factors impacting the issuers such as expected cash flows, financial condition of the issuers and any country specific economic conditions or public sector programs to restructure foreign government securities. Management evaluates CMBS based on actual and projected cash flows after considering the quality of underlying collateral, credit enhancements, expected prepayment speeds, current and forecasted loss severity, the payment terms of the underlying assets backing a particular security and the payment priority within the tranche structure of the security.
Current Period Evaluation
At December 31, 2021, with respect to securities in an unrealized loss position without an ACL, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Based on the Company’s current evaluation of its securities in an unrealized loss position without an ACL, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at December 31, 2021.
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

	U.S. Corporate	Foreign Corporate	Foreign Government	RMBS	CMBS	Total
For the Year Ended December 31, 2021	(In millions)
Balance at January 1,	$44	$16	$21	$—	$—	$81
Additions:
ACL not previously recorded	48	26	—	—	11	85
Changes for securities with previously recorded ACL	3	(4)	—	—	3	2
Reductions:
Securities sold or exchanged	(52)	(10)	—	—	—	(62)
Securities intended/required to be sold prior to recovery of amortized cost basis	—	—	—	—	—	—
Dispositions (1)	—		(2)	—	—	(2)
Write-offs	(13)	—	—	—	—	(13)
Balance at December 31,	$30	$28	$19	$—	$14	$91

	U.S. Corporate	Foreign Corporate	Foreign Government	RMBS	CMBS	Total
For the Year Ended December 31, 2020	(In millions)
Balance at January 1,	$—	$—	$—	$—	$—	$—
Additions:
ACL not previously recorded	81	18	139	2	—	240
Reductions:
Changes for securities with previously recorded ACL	(5)	(2)	(5)	(2)	—	(14)
Securities sold or exchanged	(31)	—	(102)	—	—	(133)
Securities intended/required to be sold prior to recovery of amortized cost basis	(1)	—	—	—	—	(1)
Dispositions (1)	—	—	(11)	—	—	(11)
Write-offs	—	—	—	—	—	—
Balance at December 31,	$44	$16	$21	$—	$—	$81
________________
(1)In connection with the disposition of MetLife Seguros, ACL was reduced by $2 million for the year ended December 31, 2021. In connection with the disposition of MetLife Seguros de Retiro, ACL was reduced by $11 million for the year ended December 31, 2020. See Note 3 for additional information on the Company’s business dispositions.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)
Equity Securities
The following table presents equity securities by security type. Common stock includes common stock, exchange traded funds, mutual funds and real estate investment trusts.

	December 31,
	2021			2020
	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Security Type
		(Dollars in millions)
Common stock	$784	$295	$1,079	$644	$135	$779
Non-redeemable preferred stock	189	1	190	297	3	300
Total	$973	$296	$1,269	$941	$138	$1,079
________________
(1)Represents cumulative changes in estimated fair value, recognized in earnings, and not in OCI.
Contractholder-Directed Equity Securities and FVO Securities
The following table presents these investments by asset type. Unit-linked investments are primarily equity securities (including mutual funds) and, to a lesser extent, fixed income investments and cash and cash equivalents.

	December 31,
	2021			2020
	Cost or Amortized Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost or Amortized Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Asset Type
		(Dollars in millions)
Unit-linked investments	$8,643	$1,897	$10,540	$9,934	$1,774	$11,708
FVO Securities	1,243	359	1,602	1,405	206	1,611
Total	$9,886	$2,256	$12,142	$11,339	$1,980	$13,319
________________
(1)Represents cumulative changes in estimated fair value, recognized in earnings, and not in OCI.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	December 31,
	2021		2020
Portfolio Segment	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$50,553	63.7%	$52,434	62.5%
Agricultural	18,111	22.8	18,128	21.6
Residential	11,196	14.1	13,782	16.4
Total amortized cost	79,860	100.6	84,344	100.5
Allowance for credit loss	(634)	(0.8)	(590)	(0.7)
Subtotal mortgage loans, net	79,226	99.8	83,754	99.8
Residential — FVO	127	0.2	165	0.2
Total mortgage loans, net	$79,353	100.0%	$83,919	100.0%
The Company elects the FVO for certain residential mortgage loans that are managed on a total return basis, with changes in estimated fair value included in net investment income. See Note 10 for further information.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)
The amount of net (discounts) premiums and deferred (fees) expenses, included within total amortized cost, primarily attributable to residential mortgage loans was ($759) million and ($946) million at December 31, 2021 and 2020, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at December 31, 2021 was $180 million, $161 million, and $86 million, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at December 31, 2020 was $209 million, $174 million and $108 million, respectively.
Purchases of mortgage loans, consisting primarily of residential mortgage loans, were $1.8 billion, $3.3 billion and $4.8 billion for the years ended December 31, 2021, 2020 and 2019, respectively.
Rollforward of Allowance for Credit Loss for Mortgage Loans by Portfolio Segment
The rollforward of ACL for mortgage loans, by portfolio segment, is as follows:

	For the Years Ended December 31,
	2021				2020				2019
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance at January 1,	$252	$106	$232	$590	$246	$52	$55	$353	$238	$46	$58	$342
Adoption of credit loss guidance	—	—	—	—	(118)	35	161	78	—	—	—	—
Provision (release)	88	6	(27)	67	124	22	30	176	8	11	7	26
Initial credit losses on PCD loans (1)	—	—	3	3	—	—	18	18	—	—	—	—
Charge-offs, net of recoveries	—	(24)	(2)	(26)	—	(2)	(32)	(34)	—	(5)	(10)	(15)
HFS transfer	—	—	—	—	—	(1)	—	(1)	—	—	—	—
Balance at December 31,	$340	$88	$206	$634	$252	$106	$232	$590	$246	$52	$55	$353
__________________
(1)Represents the initial credit losses accounted for as purchased financial assets with credit deterioration (“PCD”).
Allowance for Credit Loss Methodology
After the adoption of credit loss guidance on January 1, 2020, the Company records an allowance for expected lifetime credit loss in earnings within net investment gains (losses) in an amount that represents the portion of the amortized cost basis of mortgage loans that the Company does not expect to collect, resulting in mortgage loans being presented at the net amount expected to be collected. In determining the Company’s ACL, management applies significant judgment to estimate expected lifetime credit loss, including: (i) pooling mortgage loans that share similar risk characteristics, (ii) considering expected lifetime credit loss over the contractual term of its mortgage loans adjusted for expected prepayments and any extensions, and (iii) considering past events and current and forecasted economic conditions. Each of the Company’s commercial, agricultural and residential mortgage loan portfolio segments are evaluated separately. The ACL is calculated for each mortgage loan portfolio segment based on inputs unique to each loan portfolio segment. On a quarterly basis, mortgage loans within a portfolio segment that share similar risk characteristics, such as internal risk ratings or consumer credit scores, are pooled for calculation of ACL. On an ongoing basis, mortgage loans with dissimilar risk characteristics (i.e., loans with significant declines in credit quality), collateral dependent mortgage loans (i.e., when the borrower is experiencing financial difficulty, including when foreclosure is reasonably possible or probable) and reasonably expected troubled debt restructurings (“TDRs”) (i.e., the Company grants concessions to borrower that is experiencing financial difficulties) are evaluated individually for credit loss. The ACL for loans evaluated individually are established using the same methodologies for all three portfolio segments. For example, the ACL for a collateral dependent loan is established as the excess of amortized cost over the estimated fair value of the loan’s underlying collateral, less selling cost when foreclosure is probable. Accordingly, the change in the estimated fair value of collateral dependent loans, which are evaluated individually for credit loss, is recorded as a change in the ACL which is recorded on a quarterly basis as a charge or credit to earnings in net investment gains (losses).

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)
During the year ended December 31, 2019, prior to the adoption of credit loss guidance on January 1, 2020, evaluation and measurement methodologies in determining the ACL were similar, except: (i) credit loss was recognized in earnings within net investment gains (losses) when incurred (when it was probable, based on current information and events, that all amounts due under the loan agreement would not be collected), (ii) pooling of loans with similar risk characteristics was permitted, but not required, (iii) forecasts of economic conditions were not considered in the evaluation, (iv) measurement of the expected lifetime credit loss over the contractual term, or expected term, was not considered in the measurement, and (v) the credit loss for loans evaluated individually could also be determined using either discounted cash flows using the loans’ original effective interest rate or observable market prices.
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
Commitments to lend: After loans are approved, the Company makes commitments to lend and, typically, borrowers draw down on some or all of the commitments. The timing of mortgage loan funding is based on the commitment expiration dates. A liability for credit loss for unfunded commercial and agricultural mortgage loan commitments that are not unconditionally cancellable is recognized in earnings and is reported within net investment gains (losses). The liability is based on estimated lifetime loss rates as described above and the amount of the outstanding commitments, which for lines of credit, considers estimated utilization rates. When the commitment is funded or expires, the liability is adjusted accordingly.
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
Mortgage Loan Concessions
In response to the adverse economic impact of the COVID-19 pandemic, in 2021 and 2020, the Company granted concessions to certain of its commercial, agricultural and residential mortgage loan borrowers, including payment deferrals and other loan modifications. The Company has elected the option under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Consolidated Appropriations Act, 2021 and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) (“Interagency Statement”) issued by bank regulatory agencies, not to account for or report qualifying concessions as TDRs and not to classify such loans as either past due or nonaccrual during the payment deferral period. Additionally, in accordance with the FASB’s published response to a COVID-19 pandemic technical inquiry, the Company continues to accrue interest income on such loans that have deferred payment. The Company records an ACL on this accrued interest income through earnings, which is reported within net investment gains (losses).
Commercial
For some commercial mortgage loan borrowers (principally in the retail and hotel sectors), the Company granted concessions which were primarily interest and principal payment deferrals generally ranging from three to four months and, to a much lesser extent, maturity date extensions. Deferred commercial mortgage loan interest and principal payments were $27 million at December 31, 2021.
Agricultural
For some agricultural mortgage loan borrowers (principally in the annual crops and agribusiness sectors), the Company granted concessions which were primarily principal payment deferrals generally ranging from three to 12

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)
months, and covenant changes and, to a much lesser extent, maturity date extensions. Deferred agricultural mortgage loan interest and principal payments were $4 million at December 31, 2021.
Residential
For some residential mortgage loan borrowers, the Company granted concessions which were primarily three-month interest and principal payment deferrals. Deferred residential mortgage loan interest and principal payments were $18 million at December 31, 2021.
Troubled Debt Restructurings
The Company assesses loan concessions prior to the issuance of, or outside the scope of, the CARES Act, the Consolidated Appropriations Act, 2021 and the Interagency Statement on a case-by-case basis to evaluate whether a TDR has occurred. The Company may grant concessions to borrowers experiencing financial difficulties, which, if not significant, are not classified as TDRs, while more significant concessions are classified as TDRs. Generally, the types of concessions include: reduction of the contractual interest rate, extension of the maturity date at an interest rate lower than current market interest rates, and/or a reduction of accrued interest. The amount, timing and extent of the concessions granted are considered in determining any ACL recorded.
For both years ended December 31, 2021 and 2020, the Company did not have any commercial mortgage loans modified in a TDR; and did not have a significant amount of agricultural and residential mortgage loans modified in a TDR.
For both years ended December 31, 2021 and 2020, the Company did not have a significant amount of mortgage loans modified in a TDR with subsequent payment default.
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at December 31, 2021:

Credit Quality Indicator	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$5,675	$4,970	$5,379	$5,650	$4,176	$10,873	$2,443	$39,166	77.5%
65% to 75%	1,461	760	2,601	1,400	594	1,857	—	8,673	17.1
76% to 80%	3	50	414	200	161	218	—	1,046	2.1
Greater than 80%	—	—	4	79	290	1,295	—	1,668	3.3
Total	$7,139	$5,780	$8,398	$7,329	$5,221	$14,243	$2,443	$50,553	100.0%
DSCR:
> 1.20x	$6,418	$5,288	$7,682	$6,787	$4,780	$11,199	$2,164	$44,318	87.7%
1.00x - 1.20x	272	133	76	258	29	1,000	—	1,768	3.5
<1.00x	449	359	640	284	412	2,044	279	4,467	8.8
Total	$7,139	$5,780	$8,398	$7,329	$5,221	$14,243	$2,443	$50,553	100.0%
The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at December 31, 2021:

Credit Quality Indicator	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$2,483	$2,989	$1,855	$2,549	$922	$4,325	$968	$16,091	88.8%
65% to 75%	329	383	234	205	40	579	120	1,890	10.4
76% to 80%	—	—	—	—	—	11	—	11	0.1
Greater than 80%	—	—	76	—	—	43	—	119	0.7
Total	$2,812	$3,372	$2,165	$2,754	$962	$4,958	$1,088	$18,111	100.0%

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)
The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at December 31, 2021:

Credit Quality Indicator	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$695	$460	$1,277	$583	$283	$7,448	$—	$10,746	96.0%
Nonperforming (1)	2	5	54	20	4	365	—	450	4.0
Total	$697	$465	$1,331	$603	$287	$7,813	$—	$11,196	100.0%
__________________
(1)Includes residential mortgage loans in process of foreclosure of $70 million and $103 million at December 31, 2021 and 2020, respectively.
LTV ratios compare the unpaid principal balance of the loan to the estimated fair value of the underlying collateral. The amortized cost of commercial and agricultural mortgage loans with an LTV ratio in excess of 100% was $809 million, or 1% of total commercial and agricultural mortgage loans at December 31, 2021.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both December 31, 2021 and 2020. The Company defines delinquency consistent with industry practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL, by portfolio segment, were as follows:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual
Portfolio Segment	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
	(In millions)
Commercial	$13	$10	$13	$7	$155	$317
Agricultural	124	252	16	20	225	266
Residential	450	556	8	64	442	534
Total	$587	$818	$37	$91	$822	$1,117
The amortized cost for nonaccrual commercial, agricultural and residential mortgage loans at beginning of year 2020 was $176 million, $137 million and $418 million, respectively. The amortized cost for nonaccrual commercial mortgage loans with no ACL was $0 and $168 million at December 31, 2021 and 2020, respectively. The amortized cost for nonaccrual agricultural mortgage loans with no ACL was $134 million and $178 million at December 31, 2021 and 2020, respectively. There were no nonaccrual residential mortgage loans without an ACL at either December 31, 2021 or 2020.
Purchased Investments with Credit Deterioration
Investments that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination are classified as PCD. The amortized cost for PCD investments is the purchase price plus an ACL for the initial estimate of expected lifetime credit losses established upon purchase. Subsequent changes in the ACL on PCD investments are recognized in earnings and are reported in net investment gains (losses). The non-credit discount or premium is accreted or amortized to net investment income on an effective yield basis.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)
The following table reconciles the contractual principal to the purchase price of PCD investments:

	For the Year Ended December 31, 2021
	Contractual Principal	ACL at Acquisition	Non-Credit (Discount) Premium	Purchase Price
	(In millions)
PCD residential mortgage loans	$514	$(3)	$32	$543
Prior to the adoption of credit loss guidance for the recognition of credit losses on financial instruments, the Company applied applicable guidance for investments acquired with evidence of credit quality deterioration since origination, known as PCI investments. The Company’s PCI investments had an outstanding principal balance of $3.3 billion at December 31, 2019, which represents the contractually required principal and accrued interest payments whether or not currently due and a carrying value (estimated fair value of the investments plus accrued interest) of $2.7 billion at December 31, 2019. Accretion of accretable yield on PCI investments recognized in net investment income was $178 million for the year ended December 31, 2019.
Real Estate and Real Estate Joint Ventures
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method real estate joint ventures. Real estate investments, by income type, as well as income earned, were as follows at and for the periods indicated:

	December 31,		For the Years Ended December 31,
	2021	2020	2021	2020	2019
Income Type	Carrying Value		Income
	(In millions)
Leased real estate investments	$5,146	$5,450	$429	$435	$380
Other real estate investments	474	419	199	133	192
Real estate joint ventures	6,596	6,064	326	(36)	104
Total real estate and real estate joint ventures	$12,216	$11,933	$954	$532	$676
The carrying value of real estate investments acquired through foreclosure was $181 million and $20 million at December 31, 2021 and 2020, respectively. Depreciation expense on real estate investments was $123 million, $123 million and $100 million for the years ended December 31, 2021, 2020 and 2019, respectively. Real estate investments were net of accumulated depreciation of $883 million and $1.1 billion at December 31, 2021 and 2020, respectively.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

	December 31,		For the Years Ended December 31,
	2021	2020	2021	2020	2019
Property Type	Carrying Value		Income
	(In millions)
Leased real estate investments:
Office	$2,322	$2,351	$196	$188	$175
Retail	938	1,147	75	93	102
Apartment	828	810	66	62	24
Land	635	621	28	25	21
Industrial	339	332	58	56	46
Hotel	84	96	6	5	7
Other	—	93	—	6	5
Total leased real estate investments	$5,146	$5,450	$429	$435	$380
Future contractual receipts under operating leases at December 31, 2021 were $304 million in 2022, $259 million in 2023, $217 million in 2024, $197 million in 2025, $167 million in 2026, $1.2 billion thereafter and, in total, were $2.3 billion.
Leveraged and Direct Financing Leases
The Company has diversified leveraged and direct financing lease portfolios. Its leveraged leases principally include renewable energy generation facilities, rail cars, commercial real estate and commercial aircraft, and its direct financing leases principally include commercial real estate. These assets are leased through a variety of lease arrangements, which may include options to renew or extend the lease and options for the lessee to purchase the property. Residual values are estimated using available third-party data at inception of the lease. Risk is managed through lessee credit analysis, asset allocation, geographic diversification, and ongoing reviews of estimated residual values, using available third-party data and, in certain leases, linking the amount of future rental receipts to changes in inflation rates. Generally, estimated residual values are not guaranteed by the lessee or a third-party.
Investment in leveraged and direct financing leases consisted of the following at:

	December 31,
	2021		2020
	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases
	(In millions)
Lease receivables, net (1)	$542	$1,755	$597	$2,055
Estimated residual values	560	39	573	42
Subtotal	1,102	1,794	1,170	2,097
Unearned income	(284)	(642)	(318)	(749)
Investment in leases, before ACL	818	1,152	852	1,348
ACL	(31)	(9)	(36)	(8)
Investment in leases, net of ACL	$787	$1,143	$816	$1,340
__________________
(1)Future contractual receipts under direct financing leases at December 31, 2021 were $100 million in 2022, $107 million in 2023, $91 million in 2024, $90 million in 2025, $102 million in 2026, $1.3 billion thereafter and, in total were $1.8 billion.
Lease receivables are generally due in periodic installments. The payment periods for leveraged leases generally range from one to 10 years, but in certain circumstances can be over 10 years, while the payment periods for direct financing

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)
leases generally range from one to 25 years but in certain circumstances can be over 25 years. For lease receivables, the primary credit quality indicator is whether the lease receivable is performing or nonperforming, which is assessed monthly. The Company generally defines nonperforming lease receivables as those that are 90 days or more past due. At both December 31, 2021 and 2020, all leveraged lease receivables were performing. At December 31, 2021 and 2020, 99% and 96% of direct financing lease receivables were performing, respectively.
The deferred income tax liability related to leveraged leases was $272 million and $287 million at December 31, 2021 and 2020, respectively.
The components of income from investment in leveraged and direct financing leases, excluding net investment gains (losses), were as follows:

	For the Years Ended December 31,
	2021		2020		2019
	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases
	(In millions)
Lease investment income	$34	$96	$39	$106	$48	$109
Less: Income tax expense	7	20	8	22	10	23
Lease investment income, net of income tax	$27	$76	$31	$84	$38	$86
After the adoption of credit loss guidance on January 1, 2020, the Company records an allowance for expected lifetime credit loss in earnings within investment gains (losses) in an amount that represents the portion of the investment in leases that the Company does not expect to collect, resulting in the investment in leases being presented at the net amount expected to be collected. In determining the ACL, management applies significant judgment to estimate expected lifetime credit loss, including: (i) pooling leases that share similar risk characteristics, (ii) considering expected lifetime credit loss over the contractual term of the lease, and (iii) considering past events and current and forecasted economic conditions. Leases with dissimilar risk characteristics are evaluated individually for credit loss. Expected lifetime credit loss on leveraged lease receivables is estimated using a probability of default and loss given default model, where the probability of default incorporates third party credit ratings of the lessee and the related historical default data. Direct financing leases principally relate to leases of commercial real estate; accordingly, expected lifetime credit loss is estimated on such lease receivables consistent with the methodology for commercial mortgage loans (see “— Mortgage Loans — Allowance for Credit Loss Methodology”). The Company also assesses the non-guaranteed residual values for recoverability by comparison to the current estimated fair value of the leased asset and considers other relevant market information such as independent third-party forecasts, consulting, asset brokerage and investment banking reports and data, comparable market transactions, and factors such as the competitive dynamics impacting specific industries, technological change and obsolescence, government and regulatory rules, tax policy, potential environmental liabilities and litigation.
During the year ended December 31, 2019, prior to the adoption of credit loss guidance on January 1, 2020, lease impairment losses were recognized in earnings within investment gains (losses) as incurred. Under the incurred loss model, if all amounts due under the lease agreement would not be collected based on current information and events, an impairment loss was recognized in earnings. The impairment loss was recorded as a reduction of the investment in lease and within net investment gains (losses).
Other Invested Assets
Other invested assets is comprised primarily of freestanding derivatives with positive estimated fair values (see Note 9), tax credit and renewable energy partnerships, annuities funding structured settlement claims (see Note 1), direct financing and leveraged leases (see “— Leveraged and Direct Financing Leases”), operating joint ventures (see Note 1) and FHLB common stock (see “— Invested Assets on Deposit, Held in Trust and Pledged as Collateral”).
Tax Credit Partnerships
The carrying value of tax credit partnerships was $947 million and $1.1 billion at December 31, 2021 and 2020, respectively. Losses from tax credit partnerships included within net investment income were $195 million, $226 million and $240 million for the years ended December 31, 2021, 2020 and 2019, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)
Cash Equivalents
Cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $9.0 billion and $9.7 billion, principally at estimated fair value, at December 31, 2021 and 2020, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities AFS and derivatives and the effect on policyholder liabilities, DAC, VOBA and DSI that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	December 31,
	2021	2020	2019
	(In millions)
Fixed maturity securities AFS	$29,461	$44,415	$30,083
Derivatives	2,061	1,924	2,209
Other	389	267	310
Subtotal	31,911	46,606	32,602
Amounts allocated from:
Policyholder liabilities	(4,978)	(10,797)	(3,039)
DAC, VOBA and DSI	(3,208)	(4,050)	(2,716)
Subtotal	(8,186)	(14,847)	(5,755)
Deferred income tax benefit (expense)	(6,031)	(8,009)	(6,850)
Net unrealized investment gains (losses)	17,694	23,750	19,997
Net unrealized investment gains (losses) attributable to noncontrolling interests	(23)	(20)	(16)
Net unrealized investment gains (losses) attributable to MetLife, Inc.	$17,671	$23,730	$19,981
The changes in net unrealized investment gains (losses) were as follows:

	For the Years Ended December 31,
	2021	2020	2019
	(In millions)
Balance at January 1,	$23,730	$19,981	$8,655
Cumulative effects of changes in accounting principles, net of income tax	—	—	21
Unrealized investment gains (losses) during the year	(14,695)	14,004	18,778
Unrealized investment gains (losses) relating to:
Policyholder liabilities	5,819	(7,758)	(2,642)
DAC, VOBA and DSI	842	(1,334)	(1,485)
Deferred income tax benefit (expense)	1,978	(1,159)	(3,340)
Net unrealized investment gains (losses)	17,674	23,734	19,987
Net unrealized investment gains (losses) attributable to noncontrolling interests	(3)	(4)	(6)
Balance at December 31,	$17,671	$23,730	$19,981
Change in net unrealized investment gains (losses)	$(6,056)	$3,753	$11,332
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	(3)	(4)	(6)
Change in net unrealized investment gains (losses) attributable to MetLife, Inc.	$(6,059)	$3,749	$11,326

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)
Concentrations of Credit Risk
Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at estimated fair value at December 31, 2021 and 2020, were in fixed income securities of the Japanese government and its agencies of $32.7 billion and $35.8 billion, respectively, and in fixed income securities of the South Korean government and its agencies of $7.1 billion and $8.0 billion, respectively.
Securities Lending Transactions and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of these transactions and agreements accounted for as secured borrowings were as follows:

	December 31,
	2021			2020
	Securities (1)			Securities (1)
Agreement Type	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$20,654	$21,055	$21,319	$18,262	$18,628	$18,884
Repurchase agreements	$3,416	$3,325	$3,357	$3,276	$3,210	$3,251
__________________
(1)These securities are included within fixed maturity securities AFS and short-term investments.
(2)The liability for cash collateral is included within payables for collateral under securities loaned and other transactions.
Contractual Maturities
Contractual maturities of these transactions and agreements accounted for as secured borrowings were as follows:

	December 31,
	2021					2020
	Remaining Maturities					Remaining Maturities
Security Type	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total
	(In millions)
Cash collateral liability by security type:
Securities lending:
U.S. government and agency	$5,900	$7,052	$7,055	$—	$20,007	$2,946	$10,553	$4,009	$—	$17,508
Foreign government	—	285	762	—	1,047	—	291	826	—	1,117
U.S. corporate	1	—	—	—	1	3	—	—	—	3
Total	$5,901	$7,337	$7,817	$—	$21,055	$2,949	$10,844	$4,835	$—	$18,628
Repurchase agreements:
U.S. government and agency	$—	$3,325	$—	$—	$3,325	$—	$3,210	$—	$—	$3,210
__________________
(1)The related security could be returned to the Company on the next business day, which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell investments to meet the return obligation, it may have difficulty selling such collateral that is invested in a timely manner, be forced to sell investments in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)
The securities lending and repurchase agreements reinvestment portfolios consist principally of high quality, liquid, publicly-traded fixed maturity securities AFS, short-term investments, cash equivalents or cash. If the securities, or the reinvestment portfolio become less liquid, liquidity resources within the general account are available to meet any potential cash demands when securities are put back by the counterparty.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value for all asset classes, except mortgage loans, which are presented at carrying value and were as follows at:

	December 31,
	2021	2020
	(In millions)
Invested assets on deposit (regulatory deposits)	$1,872	$1,933
Invested assets held in trust (external reinsurance agreements) (1)	1,114	1,124
Invested assets pledged as collateral (2)	24,261	25,884
Total invested assets on deposit, held in trust and pledged as collateral	$27,247	$28,941
__________________
(1)Represents assets held in trust related to third-party reinsurance agreements. Excludes assets held in trust related to reinsurance agreements between wholly-owned subsidiaries of $2.1 billion and $2.4 billion at December 31, 2021 and 2020, respectively.
(2)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 4), derivative transactions (see Note 9), secured debt and short-term debt related to repurchase agreements (see Note 13), and a collateral financing arrangement (see Note 14).
See “— Securities Lending Transactions and Repurchase Agreements” for information regarding securities supporting securities lending transactions and repurchase agreements and Note 7 for information regarding investments designated to the closed block. In addition, the Company’s investment in FHLB common stock, included within other invested assets, which is considered restricted until redeemed by the issuers, was $769 million and $814 million, at redemption value, at December 31, 2021 and 2020, respectively.
Collectively Significant Equity Method Investments
The Company holds investments in real estate joint ventures, real estate funds and other limited partnership interests consisting of private equity funds, hedge funds, real estate joint ventures, real estate funds and other funds. The portion of these investments accounted for under the equity method had a carrying value of $23.5 billion at December 31, 2021. The Company’s maximum exposure to loss related to these equity method investments is limited to the carrying value of these investments plus unfunded commitments of $7.6 billion at December 31, 2021. Except for certain real estate joint ventures and certain funds, the Company’s investments in its remaining real estate funds and other limited partnership interests are generally of a passive nature in that the Company does not participate in the management of the entities.
As described in Note 1, the Company generally recognizes its share of earnings in its equity method investments within net investment income using a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period. Aggregate net investment income from these equity method investments exceeded 10% of the Company’s consolidated pre-tax income (loss) for the three most recent annual periods.
The following aggregated summarized financial data reflects the latest available financial information and does not represent the Company’s proportionate share of the assets, liabilities, or earnings of such entities. Aggregate total assets of these entities totaled $1.1 trillion and $704.5 billion at December 31, 2021 and 2020, respectively. Aggregate total liabilities of these entities totaled $149.4 billion and $99.4 billion at December 31, 2021 and 2020, respectively. Aggregate net income (loss) of these entities totaled $231.0 billion, $41.6 billion and $47.0 billion for the years ended December 31, 2021, 2020 and 2019, respectively. Aggregate net income (loss) from the underlying entities in which the Company invests is primarily comprised of investment income, including recurring investment income and realized and unrealized investment gains (losses).

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
The following table presents the total assets and total liabilities relating to investment related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	December 31,
	2021		2020
Asset Type	Total Assets (1)	Total Liabilities	Total Assets (1)	Total Liabilities
	(In millions)
Investment funds (1)	$292	$1	$258	$1
Renewable energy partnership (1)	79	—	87	—
Other investments (2)	1	—	4	5
Total	$372	$1	$349	$6
__________________
(1)    Assets of the investment funds and renewable energy partnership primarily consisted of other invested assets.
(2)    Assets of other investments primarily consisted of other assets at December 31, 2021, and cash and cash equivalents at December 31, 2020.
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	December 31,
	2021		2020
Asset Type	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS (2)	$62,654	$62,654	$60,115	$60,115
Other limited partnership interests	13,287	20,720	8,355	14,911
Other invested assets	1,257	1,314	1,320	1,404
Other investments	776	926	619	639
Total	$77,974	$85,614	$70,409	$77,069
__________________
(1)The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $5 million and $3 million at December 31, 2021 and 2020, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)
(2)For variable interests in Structured Products included within fixed maturity securities AFS, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 21, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for each of the years ended December 31, 2021, 2020 and 2019.
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
The Company did not securitize any loans during 2021. The carrying value and the estimated fair value of residential mortgage loans securitized during the year ended December 31, 2020 were $308 million and $313 million, respectively. Gains on securitizations were $5 million and $24 million for the years ended December 31, 2020 and 2019, respectively, which are included within net investment gains (losses). The estimated fair value of RMBS acquired in connection with these securitizations was $0 and $43 million at December 31, 2021 and 2020, respectively.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)
Net Investment Income
The composition of net investment income by asset type was as follows:

	For the Years Ended December 31,
Asset Type	2021	2020	2019
	(In millions)
Fixed maturity securities AFS	$10,996	$11,304	$11,886
Equity securities	36	50	61
FVO Securities	167	140	184
Mortgage loans	3,435	3,518	3,782
Policy loans	474	498	512
Real estate and real estate joint ventures	954	532	676
Other limited partnership interests	4,927	1,000	825
Cash, cash equivalents and short-term investments	103	213	457
Operating joint ventures	77	93	84
Other	223	255	348
Subtotal investment income	21,392	17,603	18,815
Less: Investment expenses	949	1,054	1,422
Subtotal, net	20,443	16,549	17,393
Unit-linked investments	952	568	1,475
Net investment income	$21,395	$17,117	$18,868

Net investment income included realized and unrealized gains (losses) recognized in earnings of $1.1 billion, $655 million, and $1.5 billion for the years ended December 31, 2021, 2020 and 2019, respectively. The amount includes realized gains (losses) on sales and disposals, primarily related to FVO Securities and Unit-linked investments, of $518 million, $422 million and $467 million for the years ended December 31, 2021, 2020 and 2019, respectively. The amount also includes unrealized gains (losses), representing changes in estimated fair value, recognized in earnings, primarily related to FVO Securities and Unit-linked investments, of $616 million, $233 million and $1.0 billion for the years ended December 31, 2021, 2020 and 2019, respectively.
Changes in estimated fair value subsequent to purchase of FVO Securities and Unit-linked investments still held as of the end of the respective periods and included in net investment income were $730 million, $489 million and $1.0 billion for the years ended December 31, 2021, 2020 and 2019, respectively.
Net investment income from equity method investments, comprised primarily of real estate joint ventures, other limited partnership interests, tax credit and renewable energy partnerships and operating joint ventures, was $5.1 billion, $829 million and $795 million for the years ended December 31, 2021, 2020 and 2019, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)
Net Investment Gains (Losses)
Net Investment Gains (Losses) by Asset Type and Transaction Type
The composition of net investment gains (losses) by asset type and transaction type was as follows:

	For the Years Ended December 31,
Asset Type	2021	2020	2019
	(In millions)
Fixed maturity securities AFS	$66	$297	$267
Equity securities	108	(137)	134
Mortgage loans	(18)	(213)	(11)
Real estate and real estate joint ventures (excluding changes in estimated fair value)	502	7	399
Other limited partnership interests (excluding changes in estimated fair value)	(6)	(15)	6
Other gains (losses)	131	198	(142)
Subtotal	783	137	653
Change in estimated fair value of other limited partnership interests and real estate joint ventures	45	(4)	(14)
Non-investment portfolio gains (losses)	701	(243)	(195)
Subtotal	746	(247)	(209)
Net investment gains (losses)	$1,529	$(110)	$444

Transaction Type
Realized gains (losses) on investments sold or disposed	$711	$634	$854
Impairment (losses)	(24)	(63)	(261)
Recognized gains (losses):
Change in allowance for credit loss recognized in earnings	(86)	(280)	(23)
Unrealized net gains (losses) recognized in earnings	227	(158)	69
Total recognized gains (losses)	141	(438)	46
Non-investment portfolio gains (losses)	701	(243)	(195)
Net investment gains (losses)	$1,529	$(110)	$444

Net realized investment gains (losses) of $1.2 billion, $1.1 billion and $1.3 billion for the years ended December 31, 2021, 2020 and 2019, respectively, represent realized gains (losses) on sales and disposals from all invested asset classes, including realized gains (losses) on sales and disposals recognized in net investment income, primarily related to FVO Securities and Unit-linked investments.
Changes in estimated fair value subsequent to purchase of equity securities still held as of the end of the period included in net investment gains (losses) were $77 million, ($127) million and $122 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Other gains (losses) included $88 million and $129 million reclassified from AOCI to earnings due to the sale of certain investments that were hedged in qualifying cash flow hedges for the years ended December 31, 2021 and 2020, respectively. Other gains (losses) also included a leveraged lease gain of $87 million for the year ended December 31, 2020. Other gains (losses) included tax credit partnership impairment (losses) of ($92) million, leveraged lease impairment (losses) of ($30) million and a renewable energy partnership disposal gain of $46 million for the year ended December 31, 2019.
See Note 3 for information regarding the impact of the Company’s business dispositions included within non-investment portfolio gains (losses).
Net investment gains (losses) includes gains (losses) from foreign currency transactions of ($10) million, $79 million and ($124) million for the years ended December 31, 2021, 2020 and 2019, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)
Fixed Maturity Securities AFS and Equity Securities – Composition of Net Investment Gains (Losses)
The composition of net investment gains (losses) for these securities is as follows:

	For the Years Ended December 31,
Fixed Maturity Securities AFS	2021	2020	2019
	(In millions)
Proceeds	$54,612	$40,809	$51,052
Gross investment gains	$761	$1,125	$889
Gross investment (losses)	(656)	(674)	(493)
Realized gains (losses) on sales and disposals	105	451	396
Net credit loss (provision) release (change in ACL recognized in earnings)	(15)	(91)	—
Impairment (loss) (1), (2)	(24)	(63)	(129)
Net credit loss (provision) release and impairment (loss)	(39)	(154)	(129)
Net investment gains (losses)	$66	$297	$267

Equity Securities
Realized gains (losses) on sales and disposals	$(69)	$16	$50
Unrealized net gains (losses) recognized in earnings	177	(153)	84
Net investment gains (losses)	$108	$(137)	$134
__________________
(1)Impairment (loss) by sector for foreign government, consumer corporate, industrial corporate, RMBS and finance corporate securities for the year ended December 31, 2019 were ($81) million, ($23) million, ($22) million, ($2) million and ($1) million, respectively. See “— Rollforward of Allowance for Credit Loss for Fixed Maturity Securities AFS By Sector.” Due to the adoption of credit loss guidance on January 1, 2020, prior period OTTI (loss) is presented as impairment (loss).
(2)After adoption of new guidance on January 1, 2020, impairment (loss) was comprised of intent-to-sell and direct write down losses; prior to January 1, 2020, it was comprised of OTTI losses and intent-to-sell losses.
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
Credit Derivatives
The Company enters into purchased credit default swaps to hedge against credit-related changes in the value of its investments. In a credit default swap transaction, the Company agrees with another party to pay, at specified intervals, a premium to hedge credit risk. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the delivery of par quantities of the referenced investment equal to the specified swap notional amount in exchange for the payment of cash amounts by the counterparty equal to the par value of the investment surrendered. Credit events vary by type of issuer but typically include bankruptcy, failure to pay debt obligations and involuntary restructuring for corporate obligors, as well as repudiation, moratorium or governmental intervention for sovereign obligors. In each case, payout on a credit default swap is triggered only after the relevant third party, Credit Derivatives Determinations Committee determines that a credit event has occurred. The Company utilizes credit default swaps in nonqualifying hedging relationships.
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
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

	Primary Underlying Risk Exposure	December 31,
		2021			2020
			Estimated Fair Value			Estimated Fair Value
		Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$3,550	$2,164	$6	$3,186	$3,224	$4
Foreign currency swaps	Foreign currency exchange rate	801	11	23	1,106	8	78
Foreign currency forwards	Foreign currency exchange rate	1,636	—	58	1,936	24	—
Subtotal		5,987	2,175	87	6,228	3,256	82
Cash flow hedges:
Interest rate swaps	Interest rate	4,117	6	1	4,750	44	—
Interest rate forwards	Interest rate	6,889	89	119	7,377	513	120
Foreign currency swaps	Foreign currency exchange rate	41,095	1,600	1,557	38,604	1,549	2,017
Subtotal		52,101	1,695	1,677	50,731	2,106	2,137
NIFO hedges:
Foreign currency forwards	Foreign currency exchange rate	—	—	—	164	—	3
Currency options	Foreign currency exchange rate	3,000	139	—	3,600	70	—
Subtotal		3,000	139	—	3,764	70	3
Total qualifying hedges		61,088	4,009	1,764	60,723	5,432	2,222
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	38,860	3,644	115	49,561	3,683	38
Interest rate floors	Interest rate	7,701	145	—	12,701	350	—
Interest rate caps	Interest rate	65,559	124	—	40,730	13	—
Interest rate futures	Interest rate	1,615	4	—	1,498	—	2
Interest rate options	Interest rate	11,754	493	10	17,746	502	5
Interest rate forwards	Interest rate	374	—	26	351	—	10
Interest rate total return swaps	Interest rate	1,048	9	4	1,048	—	59
Synthetic GICs	Interest rate	40,121	—	—	38,646	—	—
Foreign currency swaps	Foreign currency exchange rate	12,787	768	614	13,265	603	693
Foreign currency forwards	Foreign currency exchange rate	16,230	36	666	15,643	209	310
Currency futures	Foreign currency exchange rate	839	—	2	914	3	—
Currency options	Foreign currency exchange rate	900	—	—	1,350	—	—
Credit default swaps — purchased	Credit	3,042	13	113	2,978	9	121
Credit default swaps — written	Credit	8,626	177	12	9,609	196	—
Equity futures	Equity market	4,204	12	5	5,427	14	38
Equity index options	Equity market	29,743	1,004	458	22,954	834	437
Equity variance swaps	Equity market	699	17	13	716	15	12
Equity total return swaps	Equity market	3,025	11	50	3,294	3	282
Total non-designated or nonqualifying derivatives		247,127	6,457	2,088	238,431	6,434	2,007
Total		$308,215	$10,466	$3,852	$299,154	$11,866	$4,229

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both December 31, 2021 and 2020. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Year Ended December 31, 2021
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$6	$—	$—	$(456)	$—	$—	N/A
Hedged items	(6)	—	—	406	—	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	50	(191)	—	—	—	—	N/A
Hedged items	(44)	185	—	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	—	—	—	—	—	N/A
Subtotal	6	(6)	—	(50)	—	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(599)
Amount of gains (losses) reclassified from AOCI into income	56	84	—	—	—	3	(143)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	500
Amount of gains (losses) reclassified from AOCI into income	8	(403)	—	—	—	2	393
Foreign currency transaction gains (losses) on hedged items	—	401	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(14)
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	64	82	—	—	—	5	137
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	N/A	N/A	N/A	N/A	N/A	97
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	42
Subtotal	N/A	N/A	N/A	N/A	N/A	N/A	139
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	2	—	(1,992)	(49)	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	(986)	2	—	—	N/A
Credit derivatives — purchased (1)	—	—	9	—	—	—	N/A
Credit derivatives — written (1)	—	—	41	—	—	—	N/A
Equity derivatives (1)	(56)	—	(1,280)	(302)	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	249	—	—	—	N/A
Subtotal	(54)	—	(3,959)	(349)	—	—	N/A
Earned income on derivatives	151	—	984	213	(159)	—	—
Embedded derivatives (2)	N/A	N/A	747	—	N/A	N/A	N/A
Total	$167	$76	$(2,228)	$(186)	$(159)	$5	$276

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
(2)The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($17) million, ($10) million and ($116) million for the years ended December 31, 2021, 2020 and 2019, respectively.

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
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
	(In millions)
Fixed maturity securities AFS	$2,164	$2,699	$(1)	$(1)
Mortgage loans	$634	$952	$3	$20
Future policy benefits	$(4,735)	$(5,512)	$(877)	$(1,307)
__________________
(1)Includes ($161) million and ($1) million of hedging adjustments on discontinued hedging relationships at December 31, 2021 and 2020, respectively.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were ($1) million, $21 million and $58 million for the years ended December 31, 2021, 2020 and 2019, respectively.
At December 31, 2021 and 2020, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed seven years and eight years, respectively.
At December 31, 2021 and 2020, the balance in AOCI associated with cash flow hedges was $2.1 billion and $1.9 billion, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At December 31, 2021, the Company expected to reclassify ($91) million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.

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
At December 31, 2021 and 2020, the cumulative foreign currency translation gain (loss) recorded in AOCI related to NIFO hedges was $303 million and $164 million, respectively. At December 31, 2021 and 2020, the carrying amount of debt designated as a non-derivative hedging instrument was $365 million and $407 million, respectively.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	December 31,
	2021			2020
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$4	$159	3.1	$5	$208	2.7
Credit default swaps referencing indices	17	1,191	2.5	27	1,779	2.5
Subtotal	21	1,350	2.6	32	1,987	2.5
Baa
Single name credit default swaps (3)	2	101	3.4	3	249	2.5
Credit default swaps referencing indices	146	6,988	5.0	156	7,318	5.5
Subtotal	148	7,089	5.0	159	7,567	5.4
Ba
Single name credit default swaps (3)	1	82	1.2	—	—	—
Credit default swaps referencing indices	(1)	20	5.0	—	—	—
Subtotal	—	102	2.0	—	—	—
B
Credit default swaps referencing indices	5	55	4.0	5	55	5.0
Subtotal	5	55	4.0	5	55	5.0
Caa3
Credit default swaps referencing indices	(9)	30	4.5	—	—	—
Subtotal	(9)	30	4.5	—	—	—
Total	$165	$8,626	4.6	$196	$9,609	4.8
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)
The Company manages its credit risk related to derivatives by entering into transactions with creditworthy counterparties in jurisdictions in which it understands that close-out netting should be enforceable and establishing and monitoring exposure limits. The Company’s OTC-bilateral derivative transactions are governed by International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreements which provide for legally enforceable set-off and close-out netting of exposures to specific counterparties in the event of early termination of a transaction, which includes, but is not limited to, events of default and bankruptcy. In the event of an early termination, close-out netting permits the Company (subject to financial regulations such as the Orderly Liquidation Authority under Title II of Dodd-Frank) to set off receivables from the counterparty against payables to the same counterparty arising out of all included transactions and to apply collateral to the obligations, without application of the automatic stay, upon the counterparty’s bankruptcy. All of the Company’s ISDA Master Agreements also include Credit Support Annex provisions which require both the pledging and accepting of collateral in connection with its OTC-bilateral derivatives as required by applicable law. Additionally, effective September 1, 2021, the Company is required to pledge initial margin for certain new OTC-bilateral derivative transactions to third party custodians.
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	December 31,
	2021		2020
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$10,132	$3,798	$11,348	$4,111
OTC-cleared (1)	448	24	593	20
Exchange-traded	16	7	17	40
Total gross estimated fair value of derivatives presented on the consolidated balance sheets (1)	10,596	3,829	11,958	4,171
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,204)	(2,204)	(2,926)	(2,926)
OTC-cleared	(6)	(6)	(7)	(7)
Exchange-traded	(2)	(2)	—	—
Cash collateral: (3), (4)
OTC-bilateral	(6,948)	—	(6,842)	—
OTC-cleared	(421)	(13)	(530)	(5)
Exchange-traded	—	(3)	—	(23)
Securities collateral: (5)
OTC-bilateral	(891)	(1,473)	(1,453)	(1,100)
OTC-cleared	—	(5)	—	(1)
Exchange-traded	—	(2)	—	(1)
Net amount after application of master netting agreements and collateral	$124	$121	$200	$108
__________________
(1)At December 31, 2021 and 2020, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $130 million and $92 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of ($23) million and ($58) million, respectively.

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
(4)The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At December 31, 2021 and 2020, the Company received excess cash collateral of $172 million and $265 million, respectively, and provided excess cash collateral of $126 million and $238 million, respectively, which is not included in the table above due to the foregoing limitation.
(5)Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at December 31, 2021, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At December 31, 2021 and 2020, the Company received excess securities collateral with an estimated fair value of $160 million and $231 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At December 31, 2021 and 2020, the Company provided excess securities collateral with an estimated fair value of $243 million and $269 million, respectively, for its OTC-bilateral derivatives, $1.2 billion and $2.1 billion, respectively, for its OTC-cleared derivatives, and $185 million and $318 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.
The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the collateral amount owed by that counterparty reaches a minimum transfer amount. Substantially all of the Company’s netting agreements for derivatives contain provisions that require both the Company and the counterparty to maintain a specific investment grade credit rating from each of Moody’s and S&P. If a party’s credit or financial strength rating, as applicable, were to fall below that specific investment grade credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement and payment based on such party’s reasonable valuation of the derivatives. A small number of these arrangements also include credit-contingent provisions that include a threshold above which collateral must be posted. Such agreements provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the credit ratings of MetLife, Inc. and/or the counterparty. At December 31, 2021, the amount of collateral not provided by the Company due to the existence of these thresholds was $15 million.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)
The following table presents the estimated fair value of the Company’s OTC-bilateral derivatives that were in a net liability position after considering the effect of netting agreements, together with the estimated fair value and balance sheet location of the collateral pledged.

	December 31,
	2021			2020
	Derivatives Subject to Credit-Contingent Provisions	Derivatives Not Subject to Credit-Contingent Provisions	Total	Derivatives Subject to Credit-Contingent Provisions	Derivatives Not Subject to Credit-Contingent Provisions	Total
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$1,386	$209	$1,595	$1,182	$3	$1,185
Estimated fair value of collateral provided:
Fixed maturity securities AFS	$1,370	$221	$1,591	$1,222	$2	$1,224
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

		December 31,
	Balance Sheet Location	2021	2020
		(In millions)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$38	$55
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$324	$651
Assumed guaranteed minimum benefits	Policyholder account balances	98	283
Funds withheld on ceded reinsurance	Other liabilities	57	100
Fixed annuities with equity indexed returns	Policyholder account balances	165	138
Other guarantees	Policyholder account balances	5	24
Embedded derivatives within liability host contracts		$649	$1,196

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
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	December 31, 2021 (1)
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$81,266	$11,768	$93,034
Foreign corporate	—	49,973	13,667	63,640
Foreign government	—	61,518	91	61,609
U.S. government and agency	25,482	21,117	—	46,599
RMBS	7	27,270	3,127	30,404
ABS	—	16,707	1,862	18,569
Municipals	—	14,212	—	14,212
CMBS	—	11,325	882	12,207
Total fixed maturity securities AFS	25,489	283,388	31,397	340,274
Equity securities	931	187	151	1,269
Unit-linked and FVO Securities (2)	9,173	2,068	901	12,142
Short-term investments (3)	5,607	950	3	6,560
Residential mortgage loans — FVO	—	—	127	127
Other investments	—	61	898	959
Derivative assets: (4)
Interest rate	4	6,577	97	6,678
Foreign currency exchange rate	—	2,551	3	2,554
Credit	—	173	17	190
Equity market	12	1,025	7	1,044
Total derivative assets	16	10,326	124	10,466
Embedded derivatives within asset host contracts (5)	—	—	38	38
Separate account assets (6)	76,312	101,424	2,137	179,873
Total assets (7)	$117,528	$398,404	$35,776	$551,708
Liabilities
Derivative liabilities: (4)
Interest rate	$—	$259	$22	$281
Foreign currency exchange rate	2	2,676	242	2,920
Credit	—	113	12	125
Equity market	5	521	—	526
Total derivative liabilities	7	3,569	276	3,852
Embedded derivatives within liability host contracts (5)	—	—	649	649
Separate account liabilities (6)	7	12	6	25
Total liabilities	$14	$3,581	$931	$4,526

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

	December 31, 2020 (1)
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$83,214	$10,202	$93,416
Foreign corporate	—	55,509	13,899	69,408
Foreign government	—	71,582	117	71,699
U.S. government and agency	23,180	23,920	—	47,100
RMBS	—	27,133	3,302	30,435
ABS	—	15,734	1,385	17,119
Municipals	—	13,722	—	13,722
CMBS	—	11,308	602	11,910
Total fixed maturity securities AFS	23,180	302,122	29,507	354,809
Equity securities	636	293	150	1,079
Unit-linked and FVO Securities (2)	10,559	2,059	701	13,319
Short-term investments (3)	2,762	568	43	3,373
Residential mortgage loans — FVO	—	—	165	165
Other investments	83	229	573	885
Derivative assets: (4)
Interest rate	—	7,840	489	8,329
Foreign currency exchange rate	3	2,287	176	2,466
Credit	—	180	25	205
Equity market	14	830	22	866
Total derivative assets	17	11,137	712	11,866
Embedded derivatives within asset host contracts (5)	—	—	55	55
Separate account assets (6)	91,850	107,035	1,085	199,970
Total assets (7)	$129,087	$423,443	$32,991	$585,521
Liabilities
Derivative liabilities: (4)
Interest rate	$2	$168	$68	$238
Foreign currency exchange rate	—	3,063	38	3,101
Credit	—	121	—	121
Equity market	38	719	12	769
Total derivative liabilities	40	4,071	118	4,229
Embedded derivatives within liability host contracts (5)	—	—	1,196	1,196
Separate account liabilities (6)	12	8	6	26
Total liabilities	$52	$4,079	$1,320	$5,451
__________________
(1)Excludes amounts reclassified to assets held-for-sale or liabilities held-for-sale. Assets held-for-sale and liabilities held-for-sale are valued on a basis consistent with similar assets and liabilities described herein. See Note 3 for information on the Company’s business dispositions.
(2)Unit-linked and FVO Securities were primarily comprised of Unit-linked investments at both December 31, 2021 and 2020.
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
(5)Embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables on the consolidated balance sheets. Embedded derivatives within liability host contracts are presented within policyholder account balances and other liabilities on the consolidated balance sheets.
(6)Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the estimated fair value of separate account assets. Separate account liabilities presented in the tables above represent derivative liabilities.
(7)Total assets included in the fair value hierarchy exclude other limited partnership interests that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. At December 31, 2021 and 2020, the estimated fair value of such investments was $99 million and $75 million, respectively.
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
When quoted prices in active markets are not available, the determination of estimated fair value of securities is based on market standard valuation methodologies, giving priority to observable inputs. The significant inputs to the market standard valuation methodologies for certain types of securities with reasonable levels of price transparency are inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data. When observable inputs are not available, the market standard valuation methodologies rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. These unobservable inputs can be based in large part on management’s judgment or estimation and cannot be supported by reference to market activity. Unobservable inputs are based on management’s assumptions about the inputs market participants would use in pricing such investments.
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
• Unit-linked and FVO Securities, short-term investments and other investments are of a similar nature and class to the fixed maturity securities AFS and equity securities described above; accordingly, the valuation approaches and unobservable inputs used in their valuation are also similar to those described above. Other investments also include certain real estate joint ventures and use the valuation approach and key inputs as described for other limited partnership interests below.
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
__________________
(1)Estimated fair value equals carrying value, based on the value of the underlying assets, including: mutual fund interests, fixed maturity securities, equity securities, derivatives, hedge funds, other limited partnership interests, short-term investments and cash and cash equivalents. The estimated fair value of fixed maturity securities, equity securities, derivatives, short-term investments and cash and cash equivalents is determined on a basis consistent with the assets described under “— Securities, Short-term Investments and Other Investments” and “— Derivatives — Freestanding Derivatives.”

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
The significant inputs to the pricing models for most OTC-bilateral and OTC-cleared derivatives are inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data. Certain OTC-bilateral and OTC-cleared derivatives may rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. These unobservable inputs may involve significant management judgment or estimation. Unobservable inputs are based on management’s assumptions about the inputs market participants would use in pricing such derivatives.
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

					December 31, 2021				December 31, 2020				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	1	-	165	109	—	-	186	117	Increase
	•	Market pricing	•	Quoted prices (4)	—	-	117	100	—	-	116	98	Increase
	•	Consensus pricing	•	Offered quotes (4)	99	-	104	100	54	-	104	101	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	121	99	—	-	159	98	Increase (5)
ABS	•	Market pricing	•	Quoted prices (4)	3	-	110	102	1	-	112	100	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	151	-	200	188	92	-	184	149	Increase (7)
			•	Repurchase rates (8)	—	-	—	—	(12)	-	1	(6)	Decrease (7)
			•	Volatility (9)	1%	-	1%	1%	—	-	—	—	Increase (7)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	2	-	305	134	(309)	-	248	(144)	Increase (7)
Credit	•	Present value techniques	•	Credit spreads (10)	96	-	133	109	96	-	99	98	Decrease (7)
	•	Consensus pricing	•	Offered quotes (11)
Equity market	•	Present value techniques or option pricing models	•	Volatility (12)	—%	-	—%	—%	21%	-	29%	28%	Increase (7)
			•	Correlation (13)	—%	-	—%	—%	10%	-	30%	10%
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.17%	0.08%	0%	-	0.17%	0.06%	Decrease (14)
				Ages 41 - 60	0.03%	-	0.75%	0.27%	0.03%	-	0.75%	0.30%	Decrease (14)
				Ages 61 - 115	0.12%	-	100%	2.08%	0.12%	-	100%	1.90%	Decrease (14)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%	6.30%	0.25%	-	100%	6.86%	Decrease (15)
				Durations 11 - 20	0.50%	-	100%	5.22%	0.50%	-	100%	5.18%	Decrease (15)
				Durations 21 - 116	0.50%	-	100%	5.22%	0.50%	-	100%	5.18%	Decrease (15)
			•	Utilization rates	0%	-	22%	0.22%	0%	-	22%	0.17%	Increase (16)
			•	Withdrawal rates	0%	-	20%	3.72%	0%	-	20%	3.98%	(17)
			•	Long-term equity volatilities	7.69%	-	25%	18.60%	8.33%	-	27%	18.70%	Increase (18)
			•	Nonperformance risk spread	0.04%	-	1.45%	0.35%	0.04%	-	1.18%	0.40%	Decrease (19)
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
(11)At both December 31, 2021 and 2020, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (7)	Foreign Government	Structured Products	Municipals	Equity Securities	Unit-linked and FVO Securities
	(In millions)
Balance, January 1, 2020	$14,229	$117	$4,458	$7	$430	$625
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(88)	(2)	49	—	12	67
Total realized/unrealized gains (losses) included in AOCI	1,774	(1)	41	—	—	—
Purchases (3)	5,013	29	1,975	—	11	47
Sales (3)	(1,107)	(8)	(918)	—	(156)	(101)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	4,985	6	127	—	—	154
Transfers out of Level 3 (4), (5)	(705)	(24)	(443)	(7)	(147)	(91)
Balance, December 31, 2020	24,101	117	5,289	—	150	701
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(34)	—	46	—	27	101
Total realized/unrealized gains (losses) included in AOCI	(1,334)	(2)	(26)	—	—	—
Purchases (3)	4,988	1	1,824	—	12	42
Sales (3)	(1,543)	(8)	(1,326)	—	(35)	(18)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	179	12	358	—	—	86
Transfers out of Level 3 (4)	(922)	(29)	(294)	—	(3)	(11)
Balance, December 31, 2021	$25,435	$91	$5,871	$—	$151	$901
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2019 (6)	$(50)	$—	$44	$—	$39	$48
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2020 (6)	$(48)	$(1)	$54	$—	$2	$69
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2021 (6)	$(5)	$—	$42	$—	$13	$101
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2020 (6)	$1,754	$(1)	$47	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2021 (6)	$(1,293)	$(2)	$(24)	$—	$—	$—
Gains (Losses) Data for the year ended December 31, 2019:
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	$(49)	$—	$46	$—	$47	$48
Total realized/unrealized gains (losses) included in AOCI	$893	$(2)	$42	$—	$—	$—

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans - FVO	Other Investments	Net Derivatives (8)	Net Embedded Derivatives (9)	Separate Accounts (10)
	(In millions)
Balance, January 1, 2020	$32	$188	$455	$(146)	$(742)	$980
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(7)	9	19	279	(110)	(5)
Total realized/unrealized gains (losses) included in AOCI	4	—	—	761	(34)	—
Purchases (3)	38	—	99	4	—	270
Sales (3)	(17)	(13)	—	—	—	(159)
Issuances (3)	—	—	—	(2)	—	(4)
Settlements (3)	—	(19)	—	(296)	(255)	1
Transfers into Level 3 (4)	9	—	—	—	—	1
Transfers out of Level 3 (4), (5)	(16)	—	—	(6)	—	(5)
Balance, December 31, 2020	43	165	573	594	(1,141)	1,079
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	1	(5)	94	(460)	747	29
Total realized/unrealized gains (losses) included in AOCI	(3)	—	—	(334)	27	—
Purchases (3)	2	—	348	30	—	1,056
Sales (3)	(37)	(11)	(92)	—	—	(44)
Issuances (3)	—	—	—	(13)	—	(2)
Settlements (3)	—	(22)	—	32	(244)	6
Transfers into Level 3 (4)	—	—	—	1	—	10
Transfers out of Level 3 (4)	(3)	—	(25)	(2)	—	(3)
Balance, December 31, 2021	$3	$127	$898	$(152)	$(611)	$2,131
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2019 (6)	$—	$(14)	$—	$(129)	$264	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2020 (6)	$(7)	$3	$24	$67	$(124)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2021 (6)	$—	$(10)	$89	$(361)	$746	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2020 (6)	$4	$—	$—	$579	$(33)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2021 (6)	$—	$—	$—	$(128)	$27	$—
Gains (Losses) Data for the year ended December 31, 2019:
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	$—	$7	$—	$(108)	$274	$7
Total realized/unrealized gains (losses) included in AOCI	$(1)	$—	$—	$157	$(2)	$—
__________________
(1)Amortization of premium/accretion of discount is included within net investment income. Impairments and changes in ACL charged to net income (loss) on certain securities are included in net investment gains (losses), while changes in estimated fair value of Unit-linked and FVO Securities and residential mortgage loans — FVO are included in net investment income. Lapses associated with net embedded derivatives are included in net derivative gains (losses). Substantially all realized/unrealized gains (losses) included in net income (loss) for net derivatives and net embedded derivatives are reported in net derivative gains (losses).
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
(10)Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders within separate account liabilities. Therefore, such changes in estimated fair value are not recorded in net income (loss). For the purpose of this disclosure, these changes are presented within net income (loss). Separate account assets and liabilities are presented net for the purposes of the rollforward.
Fair Value Option
The Company elects the FVO for certain residential mortgage loans that are managed on a total return basis. The following table presents information for residential mortgage loans which are accounted for under the FVO and were initially measured at fair value.

	December 31,
	2021	2020
	(In millions)
Unpaid principal balance	$130	$172
Difference between estimated fair value and unpaid principal balance	(3)	(7)
Carrying value at estimated fair value	$127	$165
Loans in nonaccrual status	$32	$45
Loans more than 90 days past due	$14	$27
Loans in nonaccrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(7)	$(13)
Nonrecurring Fair Value Measurements
The following table presents information for assets measured at estimated fair value on a nonrecurring basis during the periods and still held at the reporting dates (for example, when there is evidence of impairment), using significant unobservable inputs (Level 3).

	At December 31,		For the Years Ended December 31,
	2021	2020	2021	2020	2019
	Carrying Value After Measurement		Gains (Losses)
	(In millions)
Mortgage loans, net (1)	$328	$408	$(116)	$(127)	$(2)
Other assets (2)	$82	$—	$(74)	$—	$(43)
__________________
(1)Estimated fair values for impaired mortgage loans are based on estimated fair value of the underlying collateral.
(2)The Company recognized impairments related to the abandonment of certain leased office space and the related leasehold improvements.

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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	December 31, 2021 (1)
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans (2)	$79,226	$—	$—	$82,788	$82,788
Policy loans	$9,111	$—	$—	$10,751	$10,751
Other invested assets	$1,025	$—	$769	$256	$1,025
Premiums, reinsurance and other receivables	$2,262	$—	$492	$1,962	$2,454
Other assets	$290	$—	$101	$190	$291
Liabilities
Policyholder account balances	$123,865	$—	$—	$127,728	$127,728
Long-term debt	$13,852	$—	$16,621	$—	$16,621
Collateral financing arrangement	$766	$—	$—	$630	$630
Junior subordinated debt securities	$3,156	$—	$4,447	$—	$4,447
Other liabilities	$2,143	$—	$514	$2,321	$2,835
Separate account liabilities	$95,619	$—	$95,619	$—	$95,619

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
_________________
(1)Excludes amounts reclassified to assets held-for-sale or liabilities held-for-sale. See Note 3 for information on the Company’s business dispositions.
(2)Includes mortgage loans measured at estimated fair value on a nonrecurring basis and excludes mortgage loans measured at estimated fair value on a recurring basis.
11. Leases
The Company, as lessee, has entered into various lease and sublease agreements primarily for office space. The Company has operating leases with remaining lease terms of less than one year to 13 years. The remaining lease terms for the subleases are less than one year to 9 years.
ROU Assets and Lease Liabilities
ROU assets and lease liabilities for operating leases were:

	December 31, 2021	December 31, 2020
	(In millions)
ROU assets	$1,110	$1,314
Lease liabilities	$1,295	$1,470
Lease Costs
The components of operating lease costs were as follows:

	For the Years Ended December 31,
	2021	2020	2019
	(In millions)
Operating lease cost	$271	$286	$282
Variable lease cost	$32	$39	$49
Sublease income	$(99)	$(99)	$(89)
Net lease cost	$204	$226	$242
The Company recognized lease ROU asset impairment charges of $29 million, $0, and $19 million for the years ended December 31, 2021, 2020 and 2019, respectively. See Note 17 for further information on the 2019 impairment charges recorded as part of restructuring charges.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
11. Leases (continued)
Other Information
Supplemental other information related to operating leases was as follows:

	December 31, 2021	December 31, 2020
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liability - operating cash flows	$273	$289
ROU assets obtained in exchange for new lease liabilities	$63	$70
Weighted-average remaining lease term	7 years	8 years
Weighted-average discount rate	3.4%	3.4%
Maturities of Lease Liabilities
Maturities of operating lease liabilities were as follows:

December 31, 2021
(In millions)
2022	$250
2023	231
2024	209
2025	195
2026	179
Thereafter	379
Total undiscounted cash flows	1,443
Less: interest	148
Present value of lease liability	$1,295
See Notes 8 and 13 for information about the Company’s investments in leased real estate, leveraged and direct financing leases, and financing lease obligations.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
12. Goodwill
Information regarding goodwill by segment, as well as Corporate & Other, was as follows:

	U.S.	Asia (1)	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Balance at January 1, 2019
Goodwill	$1,451	$4,690	$1,172	$1,119	$1,567	$103	$10,102
Accumulated impairment	—	—	—	—	(680)	—	(680)
Total goodwill, net	1,451	4,690	1,172	1,119	887	103	9,422
Acquisitions	15	4	—	—	—	—	19
Disposition (2)	—	(71)	—	—	—	—	(71)
Effect of foreign currency translation and other	—	13	(73)	(2)	—	—	(62)
Balance at December 31, 2019
Goodwill	1,466	4,636	1,099	1,117	1,567	103	9,988
Accumulated impairment	—	—	—	—	(680)	—	(680)
Total goodwill, net	1,466	4,636	1,099	1,117	887	103	9,308
Acquisitions (3)	932	—	—	—	—	—	932
Effect of foreign currency translation and other	—	127	44	29	—	—	200
Reclassified to assets held-for-sale (4)	(328)	—	—	—	—	—	(328)
Balance at December 31, 2020
Goodwill	2,070	4,763	1,143	1,146	1,567	103	10,792
Accumulated impairment	—	—	—	—	(680)	—	(680)
Total goodwill, net	2,070	4,763	1,143	1,146	887	103	10,112
Effect of foreign currency translation and other	—	(211)	(166)	(200)	—	—	(577)
Balance at December 31, 2021
Goodwill	2,070	4,552	977	946	1,567	103	10,215
Accumulated impairment	—	—	—	—	(680)	—	(680)
Total goodwill, net	$2,070	$4,552	$977	$946	$887	$103	$9,535
__________________
(1)Includes goodwill of $4.4 billion, $4.6 billion and $4.5 billion from the Company’s Japan operations at December 31, 2021, 2020 and 2019, respectively.
(2)In connection with the disposition of MetLife Hong Kong, goodwill was reduced by $71 million for the year ended December 31, 2019. See Note 3.
(3)Primarily related to the acquisition of Versant Health. See Note 3.
(4)See Note 3 for information on the disposition of MetLife P&C.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
13. Long-term and Short-term Debt
Long-term and short-term debt outstanding, excluding debt relating to consolidated securitization entities, was as follows:

								December 31,
	Interest Rates (1)							2021			2020
	Range			Weighted Average	Maturity			Face Value	Unamortized Discount and Issuance Costs	Carrying Value	Face Value	Unamortized Discount and Issuance Costs	Carrying Value
								(In millions)
Senior notes	0.50%	-	6.50%	4.44%	2023	-	2046	$12,891	$(77)	$12,814	$13,548	$(85)	$13,463
Surplus notes	7.63%	-	7.88%	7.79%	2024	-	2025	507	(2)	505	507	(3)	504
Other notes	0.08%	-	3.75%	2.48%	2022	-	2058	536	(3)	533	527	(2)	525
Financing lease obligations								81	—	81	106	—	106
Total long-term debt								14,015	(82)	13,933	14,688	(90)	14,598
Total short-term debt								341	—	341	393	—	393
Total								$14,356	$(82)	$14,274	$15,081	$(90)	$14,991
__________________
(1)Range of interest rates and weighted average interest rates are for the year ended December 31, 2021.
The aggregate maturities of long-term debt at December 31, 2021 for the next five years and thereafter are $109 million in 2022, $1.0 billion in 2023, $1.8 billion in 2024, $1.2 billion in 2025, $566 million in 2026 and $9.2 billion thereafter.
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
Certain of the Company’s debt instruments and committed facilities, as well as its $3.0 billion unsecured revolving credit facility (the “Credit Facility”), contain various administrative, reporting, legal and financial covenants. The Company believes it was in compliance with all applicable financial covenants at December 31, 2021.
Senior Notes
In July 2021, MetLife, Inc. redeemed for cash and canceled $500 million aggregate principal amount of its outstanding 3.048% senior notes due December 2022. The Company recorded a premium of $17 million paid in excess of the debt principal and accrued and unpaid interest to other expenses for the year ended December 31, 2021.
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
In connection with the issuances, MetLife, Inc. incurred $9 million of related costs which are amortized over the applicable term of each series of the Senior Notes. MetLife, Inc. may redeem each series of the Senior Notes at its option, in whole, but not in part, at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest thereon, if certain events occur affecting the U.S. tax treatment of the Senior Notes
Other Notes
At December 31, 2021, MetLife Private Equity Holdings, LLC (“MPEH”), a wholly-owned indirect investment subsidiary of MLIC, was party to a credit agreement providing for $350 million of term loans and $75 million of a revolving loan (the “Credit Agreement”), which matures in September 2026. In March 2020, MPEH borrowed $75 million on a revolving loan under the Credit Agreement and repaid this loan in July 2020. Simultaneously, in July 2020, MPEH borrowed $50 million on the term loan under the Credit Agreement. MPEH has pledged invested assets to secure the loans; however, these loans are non-recourse to MLIC and MetLife, Inc.
Short-term Debt
Short-term debt with maturities of one year or less was as follows:

	December 31,
	2021	2020
	(Dollars in millions)
Commercial paper	$100	$100
Short-term borrowings (1)	241	293
Total short-term debt	$341	$393
Average daily balance	$300	$326
Average days outstanding	155 days	69 days
__________________
(1)Includes $241 million and $293 million at December 31, 2021 and 2020, respectively, of short-term debt related to repurchase agreements, secured by assets of subsidiaries.
For the years ended December 31, 2021, 2020 and 2019, the weighted average interest rate on short-term debt was 1.41%, 2.01% and 2.88%, respectively.
Interest Expense
Interest expense included in other expenses was $647 million, $632 million and $656 million for the years ended December 31, 2021, 2020 and 2019, respectively. Such amounts do not include interest expense on long-term debt related to the collateral financing arrangement or junior subordinated debt securities. See Notes 14 and 15.
Credit and Committed Facilities
At December 31, 2021, the Company maintained the Credit Facility, as well as certain committed facilities aggregating $3.2 billion (the “Committed Facilities”). When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
13. Long-term and Short-term Debt (continued)
Credit Facility
The Company’s Credit Facility is used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. Total fees associated with the Credit Facility were $10 million, $14 million and $12 million for the years ended December 31, 2021, 2020 and 2019, respectively, and were included in other expenses. Information on the Credit Facility at December 31, 2021 was as follows:

Borrower(s)	Expiration		Maximum Capacity	Letters of Credit Issued	Drawdowns	Unused Commitments
			(In millions)
MetLife, Inc. and MetLife Funding, Inc.	February 2026	(1)	$3,000	$459	$—	$2,541
__________________
(1)In February 2021, the Credit Facility was amended and restated to, among other things, extend the maturity date. The Company incurred costs of $6 million related to the Credit Facility, which were capitalized and included in other assets. These costs are being amortized over the remaining term of the Credit Facility. All borrowings under the amended and restated Credit Facility must be repaid by February 26, 2026, except that letters of credit outstanding upon termination may remain outstanding until February 26, 2027.
Committed Facilities
Letters of credit issued under the Committed Facilities are used for collateral for certain of the Company’s affiliated reinsurance liabilities. Total fees associated with the Committed Facilities, included in other expenses, were $12 million for each of the years ended December 31, 2021, 2020 and 2019. Information on the Committed Facilities at December 31, 2021 was as follows:

Account Party/Borrower(s)	Expiration		Maximum Capacity	Letters of Credit Issued	Drawdowns	Unused Commitments
			(In millions)
MetLife Reinsurance Company of Vermont and MetLife, Inc.	November 2026	(1), (2)	$350	$350	$—	$—
MetLife Reinsurance Company of Vermont and MetLife, Inc.	December 2037	(1), (3)	2,896	2,492	—	404
Total			$3,246	$2,842	$—	$404
__________________
(1)MetLife, Inc. is a guarantor under the applicable facility.
(2)The issuance of additional letters of credit is at the discretion of the counterparty.
(3)Capacity at December 31, 2021 of $2.8 billion increases periodically to a maximum of $2.9 billion in 2024, decreases periodically commencing in 2025 to $2.0 billion in 2037, and decreases to $0 at expiration in December 2037. Unused commitment of $404 million is based on maximum capacity. At December 31, 2021, Brighthouse Financial, Inc. and its subsidiaries (“Brighthouse”), a former subsidiary of MetLife, Inc., is a beneficiary of $2.5 billion of letters of credit issued under this facility and, in consideration, Brighthouse reimburses MetLife, Inc. for a portion of the letter of credit fees.
In addition to the Committed Facilities, see also “— Other Notes” for information about the Credit Agreement.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
14. Collateral Financing Arrangement
Information related to the collateral financing arrangement associated with the closed block (see Note 7) was as follows at:

	December 31,
	2021	2020
	(In millions)
Surplus notes outstanding (1)	$766	$845
Receivable from unaffiliated financial institution (1)	$100	$110
Pledged collateral (2)	$38	$41
Assets held in trust (2)	$1,388	$1,408
__________________
(1)Carrying value.
(2)Estimated fair value.
Interest expense on the collateral financing arrangement was $11 million, $20 million and $38 million for the years ended December 31, 2021, 2020 and 2019, respectively, which is included in other expenses.
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
For the years ended December 31, 2021, 2020 and 2019, following regulatory approval, MRC repurchased $79 million, $148 million and $67 million, respectively, in aggregate principal amount of the surplus notes. Payments made by the Company in 2021, 2020 and 2019 associated with the repurchases were exclusive of accrued interest on the surplus notes. In connection with the repurchases for the years ended December 31, 2021, 2020 and 2019, the Company received payments in the aggregate amount of $10 million, $20 million and $9 million, respectively, from the unaffiliated financial institution, which reduced the amount receivable from the unaffiliated financial institution by the same amounts. No other payments related to an increase or decrease in the estimated fair value of the surplus notes were made by MetLife, Inc. or received from the unaffiliated financial institution for the years ended December 31, 2021, 2020 or 2019.
A majority of the proceeds from the offering of the surplus notes was placed in a trust, which is consolidated by the Company, to support MRC’s statutory obligations associated with the assumed closed block liabilities. For the years ended December 31, 2021 and 2019, MRC transferred $78 million and $2 million, respectively, to the trust out of its general account. For the year ended December 31, 2020, MRC transferred $78 million out of the trust to its general account. The assets are principally invested in fixed maturity securities AFS and are presented as such within the Company’s consolidated balance sheets, with the related income included within net investment income on the Company’s consolidated statements of operations.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
15. Junior Subordinated Debt Securities
Outstanding Junior Subordinated Debt Securities
Outstanding junior subordinated debt securities and exchangeable surplus trust securities which are exchangeable for junior subordinated debt securities prior to redemption or repayment, were as follows:

						December 31,
						2021			2020
Issuer	Issue Date	Interest Rate (1)	Scheduled Redemption Date	Interest Rate Subsequent to Scheduled Redemption Date (2)	Final Maturity	Face Value	Unamortized Discount and Issuance Costs	Carrying Value	Face Value	Unamortized Discount and Issuance Costs	Carrying Value
						(In millions)
MetLife, Inc.	December 2006	6.400%	December 2036	LIBOR + 2.205%	December 2066	$1,250	$(16)	$1,234	$1,250	$(17)	$1,233
MetLife Capital Trust IV (3)	December 2007	7.875%	December 2037	LIBOR + 3.960%	December 2067	700	(13)	687	700	(14)	686
MetLife, Inc.	April 2008	9.250%	April 2038	LIBOR + 5.540%	April 2068	750	(9)	741	750	(10)	740
MetLife, Inc.	July 2009	10.750%	August 2039	LIBOR + 7.548%	August 2069	500	(6)	494	500	(6)	494
Total						$3,200	$(44)	$3,156	$3,200	$(47)	$3,153
_________________
(1)Prior to the scheduled redemption date, interest is payable semiannually in arrears.
(2)In the event the securities are not redeemed on or before the scheduled redemption date, interest will accrue after such date at an annual rate of three-month LIBOR plus the indicated margin, payable quarterly in arrears. On March 5, 2021, the Intercontinental Exchange Benchmark Administration, the administrator of LIBOR, announced that it will cease the publication of three-month U.S. Dollar LIBOR at the end of June 2023. Existing contract fallback provisions, and whether, how, and when the Company develops and adopts alternative reference rates, will influence the effect of any changes to or discontinuation of LIBOR on the Company.
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
Interest expense on outstanding junior subordinated debt securities was $261 million for each of the years ended December 31, 2021, 2020 and 2019, which is included in other expenses.
16. Equity
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows:

	December 31, 2021		December 31, 2020
Series	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Series A preferred stock	27,600,000	24,000,000	27,600,000	24,000,000
Series C preferred stock (1)	—	—	1,500,000	500,000
Series D preferred stock	500,000	500,000	500,000	500,000
Series E preferred stock	32,200	32,200	32,200	32,200
Series F preferred stock	40,000	40,000	40,000	40,000
Series G preferred stock	1,000,000	1,000,000	1,000,000	1,000,000
Series A Junior Participating Preferred Stock	10,000,000	—	10,000,000	—
Not designated	160,827,800	—	159,327,800	—
Total	200,000,000	25,572,200	200,000,000	26,072,200
__________________
(1)As discussed below, on June 15, 2021, MetLife, Inc. redeemed and canceled the outstanding 500,000 shares of MetLife, Inc.’s 5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (the “Series C preferred stock”).
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
In September 2020, MetLife, Inc. delivered a notice of partial redemption to the holders of the Series C preferred stock pursuant to which it would redeem 1,000,000 of its 1,500,000 shares of Series C preferred stock at a redemption price of $1,000 per share, plus an amount equal to accrued but unpaid dividends on the Series C preferred stock to, but excluding, October 10, 2020, the redemption date. In connection with the redemption, MetLife, Inc. recognized a preferred stock redemption premium of $14 million (calculated as the difference between the carrying value of the Series C preferred stock and the total amount paid by MetLife, Inc. to the holders of the Series C preferred stock in connection with the redemption). In October 2020, MetLife, Inc. redeemed and canceled 1,000,000 shares of Series C preferred stock for an aggregate redemption price of $1.0 billion in cash.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)
The table below presents the dividend rates of MetLife, Inc.’s preferred stock outstanding at December 31, 2021:

Series	Per Annum Dividend Rate
A	Three-month LIBOR + 1.00%, with floor of 4.00%, payable quarterly in March, June, September and December
D
5.875% from issuance date to, but excluding, March 15, 2028, payable semiannually in March and September; three-month LIBOR + 2.959% payable quarterly in March, June, September and December, thereafter

E	5.625% from issuance date, payable quarterly in March, June, September and December
F	4.750% from issuance date, payable quarterly in March, June, September and December, commencing in June 2020
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
MetLife, Inc. may, at its option, redeem the 5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D (the “Series D preferred stock”), (i) in whole but not in part at any time prior to March 15, 2028, within 90 days after the occurrence of a “rating agency event,” at a redemption price equal to $1,020 per share of Series D preferred stock, plus an amount equal to any dividends per share that have accrued but have not been declared and paid for the then-current dividend period to, but excluding, such redemption date; (ii) in whole but not in part, at any time prior to March 15, 2028, within 90 days after the occurrence of a “regulatory capital event;” and (iii) in whole or in part, at any time or from time to time, on or after March 15, 2028, in the case of (ii) or (iii), at a redemption price equal to $1,000 per share of Series D preferred stock, plus an amount equal to any dividends per share that have accrued but have not been declared and paid for the then-current dividend period to, but excluding, such redemption date.
MetLife, Inc. may, at its option, redeem the 5.625% Non-Cumulative Preferred Stock, Series E (the “Series E preferred stock”), (i) in whole but not in part at any time prior to June 15, 2023, within 90 days after the occurrence of a “rating agency event,” at a redemption price equal to $25,500 per share of Series E preferred stock (equivalent to $25.50 per depositary share, each Series E depositary share representing a 1/1,000th interest in a share of the Series E preferred stock (“Series E Depositary Share”)), plus an amount equal to any dividends per share that have accrued but have not been declared and paid for the then-current dividend period to, but excluding, such redemption date; (ii) in whole but not in part, at any time prior to June 15, 2023, within 90 days after the occurrence of a “regulatory capital event;” and (iii) in whole or in part, at any time or from time to time, on or after June 15, 2023, in the case of (ii) or (iii), at a redemption price equal to $25,000 per share of Series E preferred stock (equivalent to $25 per Series E Depositary Share), plus an amount equal to any dividends per share that have accrued but have not been declared and paid for the then-current dividend period to, but excluding, such redemption date.
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
The per share and aggregate dividends declared for MetLife, Inc.’s preferred stock were as follows for the years ended December 31, 2021, 2020 and 2019:

	For the Years Ended December 31,
	2021		2020		2019
Series	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate
	(In millions, except per share data)
A	$1.015	$24	$1.015	$24	$1.017	$24
C (1)	$19.085	10	$45.860	59	$52.500	79
D	$58.750	29	$58.750	30	$58.750	30
E	$1,406.252	45	$1,406.252	45	$1,406.252	45
F	$1,187.500	48	$1,088.542	44	$—	—
G	$39.035	39	$—	—	$—	—
Total		$195		$202		$178
__________________
(1)Dividends were paid through the dividend payment date of June 15, 2021, when all outstanding shares of Series C preferred stock were redeemed and eliminated.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)
Common Stock
Issuances
For the years ended December 31, 2021, 2020 and 2019, MetLife, Inc. issued 4,926,185 shares, 3,933,989 shares and 5,856,057 shares of its common stock for $195 million, $153 million and $199 million, respectively, in connection with stock option exercises and other stock-based awards. There were no shares of common stock issued from treasury stock for each of the years ended December 31, 2021, 2020 and 2019.
Repurchase Authorizations
MetLife, Inc. announced that its Board of Directors authorized common stock repurchases as follows:

		Authorization Remaining at
Announcement Date	Authorization Amount	December 31, 2021
	(In millions)
August 4, 2021	$3,000	$1,506
December 11, 2020	$3,000	$—
July 31, 2019	$2,000	$—
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
For the years ended December 31, 2021, 2020 and 2019, MetLife, Inc. repurchased 72,296,518 shares, 26,361,487 shares and 49,131,501 shares under these repurchase authorizations for $4.3 billion, $1.2 billion, and $2.3 billion, respectively. At December 31, 2021, $25 million of the aforementioned 2021 share repurchases was included in other liabilities. At December 31, 2021, MetLife, Inc. had $1.5 billion remaining under its August 2021 common stock repurchase authorization.
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
Stock-Based Compensation Plans
Plans for Employees and Agents
Under the MetLife, Inc. 2015 Stock and Incentive Compensation Plan (the “2015 Stock Plan”), MetLife, Inc. may grant awards to employees and agents in the form of Stock Options, Stock Appreciation Rights, Performance Shares or Performance Share Units, Restricted Stock or Restricted Stock Units, Cash-Based Awards and Stock-Based Awards (each, as applicable, as defined in the 2015 Stock Plan with reference to shares of MetLife, Inc. common stock (“Shares”)). Awards under the 2015 Stock Plan and its predecessor plan, the MetLife, Inc. 2005 Stock and Incentive Compensation Plan (the “2005 Stock Plan”), were outstanding at December 31, 2021. MetLife, Inc. granted all awards to employees and agents in 2021 under the 2015 Stock Plan.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)
The aggregate number of Shares authorized for issuance under the 2015 Stock Plan at December 31, 2021 was 32,565,228.
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
Awards that have become payable in Shares but the issuance of which has been deferred (“Deferred Shares”), payable to employees or agents related to awards under all plans equaled 702,332 Shares at December 31, 2021.
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
The only awards MetLife, Inc. granted under the 2015 Director Stock Plan and its predecessor plan, the MetLife, Inc. 2005 Non-Management Director Stock Compensation Plan (the “2005 Director Stock Plan”), through December 31, 2021 were Stock-Based Awards that vested immediately. As a result, no awards under the 2005 Director Stock Plan or 2015 Director Stock Plan remained outstanding at December 31, 2021.
The aggregate number of Shares authorized for issuance under the 2015 Director Stock Plan at December 31, 2021 was 1,507,886.
MetLife recognizes compensation expense related to awards under the 2015 Director Stock Plan based on the number of Shares awarded.
Deferred Shares payable to Directors related to awards under the 2005 Director Stock Plan, 2015 Director Stock Plan, or earlier applicable plans equaled 312,131 Shares at December 31, 2021.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)
Compensation Expense Related to Stock-Based Compensation
The components of compensation expense related to stock-based compensation includes compensation expense related to Phantom Stock-Based Awards and excludes the insignificant compensation expense related to the 2015 Director Stock Plan. Those components were:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Stock Options and Unit Options	$9	$6	$7
Performance Shares and Performance Units (1)	98	63	89
Restricted Stock Units and Restricted Units	66	58	54
Total compensation expense	$173	$127	$150
Income tax benefit	$36	$27	$32
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
The following table presents the total unrecognized compensation expense related to stock-based compensation and the expected weighted average period over which these expenses will be recognized at:

	December 31, 2021
	Expense	Weighted Average Period
	(In millions)	(Years)
Stock Options	$3	1.83
Performance Shares	$28	1.70
Restricted Stock Units	$36	1.73
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)
Stock Option Activity
A summary of the activity related to Stock Options was as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(Years)	(In millions)
Outstanding at January 1, 2021	7,042,441	$40.25	3.95	$47
Granted	477,416	$57.43
Exercised	(3,150,217)	$37.69
Expired (2)	(75,804)	$40.63
Forfeited (3)	(25,745)	$46.28
Outstanding at December 31, 2021	4,268,091	$44.02	5.03	$79
Vested and expected to vest at December 31, 2021	4,256,858	$43.99	5.02	$79
Exercisable at December 31, 2021	3,293,523	$41.72	4.03	$68
__________________
(1)The intrinsic value of each Stock Option is the closing price on a particular date less the exercise price of the Stock Option, so long as the difference is greater than zero. The aggregate intrinsic value of all outstanding Stock Options is computed using the closing Share price on December 31, 2021 of $62.49 and December 31, 2020 of $46.95, as applicable.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)
The following table presents the weighted average assumptions, with the exception of risk-free rate (which is expressed as a range), that the model uses to determine the fair value of unexercised Stock Options:

	Years Ended December 31,
	2021	2020	2019
Dividend yield	3.20%	3.70%	3.76%
Risk-free rate of return	0.08% - 2.48%	1.30% - 1.57%	2.52% - 3.32%
Expected volatility	29.72%	25.55%	30.27%
Exercise multiple	1.44	1.44	1.43
Post-vesting termination rate	3.58%	3.79%	3.86%
Contractual term (years)	10	10	10
Expected life (years)	7	7	6
Weighted average exercise price of stock options granted	$57.43	$47.58	$44.65
Weighted average fair value of stock options granted	$12.76	$9.02	$10.36
The following table presents a summary of Stock Option exercise activity:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Total intrinsic value of stock options exercised	$60	$29	$60
Cash received from exercise of stock options	$119	$89	$125
Income tax benefit realized from stock options exercised	$13	$6	$13
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
For awards granted for the 2018 – 2020 and earlier performance periods, the vested Performance Shares will be multiplied by a performance factor of 0% to 175% that the MetLife, Inc. Compensation Committee will determine in its discretion (subject to MetLife, Inc. meeting threshold performance goals related to its adjusted income or total shareholder return). In doing so, the Compensation Committee may consider MetLife, Inc.’s total shareholder return relative to the performance of its competitors and adjusted return on MetLife, Inc.’s common stockholders’ equity relative to its financial plan. MetLife estimates the fair value of Performance Shares each quarter until they become payable. For awards granted for the 2019 – 2021 and later performance periods in progress through December 31, 2021, the vested Performance Shares will be multiplied by a performance factor of 0% to 175% that the MetLife, Inc. Compensation Committee will determine by (a) the Company’s annual adjusted return on equity performance over the three-year period compared to the Company’s three-year business plan goal; (b) the Company’s total shareholder return over the same three-year period compared to a peer group of companies; and (c) a cap of 100% if the Company’s total shareholder return for the three-year period is zero or less. The Compensation Committee will exclude the impact of a “Significant Event” from the Company’s adjusted return on equity or the business plan goal, to the extent the Committee determines in its informed judgment that the event changed the adjusted return on equity performance factor component. “Significant Events” include accounting changes, business combinations, restructuring, nonrecurring tax events, common share issuance or repurchases, catastrophes, litigation and regulatory settlements, asbestos and environmental events, certain specified classes of non-coupon investments, and other significant nonrecurring, infrequent, or unusual items.
The performance factor for the 2018 - 2020 performance period was 110.8%.

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
Performance Share and Restricted Stock Unit Activity
The following table presents a summary of Performance Share and Restricted Stock Unit activity:

	Performance Shares		Restricted Stock Units
	Shares	Weighted Average Fair Value (1)	Units	Weighted Average Fair Value (1)
Outstanding at January 1, 2021	4,101,854	$40.61	2,788,150	$40.51
Granted	1,175,558	$51.37	1,159,193	$51.37
Forfeited (2)	(162,746)	$43.05	(179,288)	$44.38
Payable (3)	(1,266,651)	$40.83	(1,317,009)	$40.45
Outstanding at December 31, 2021	3,848,015	$43.74	2,451,046	$45.39
Vested and expected to vest at December 31, 2021	3,793,017	$43.65	2,409,077	$45.36
__________________
(1)Values for awards outstanding at January 1, 2021, represent weighted average number of awards multiplied by their fair value per Share at December 31, 2020. Otherwise, all values represent weighted average of number of awards multiplied by the fair value per Share at December 31, 2021. Fair value of Performance Shares and Restricted Stock Units on December 31, 2021 was equal to Grant Date fair value.
(2)Forfeited awards were either (a) unvested or unexercisable at the end of the awardholder’s employment, where the awardholder did not meet the criteria for post-employment award continuation; or (b) held by awardholders the Company terminated from employment for cause as defined in the terms of the awards.
(3)Includes both Shares paid and Deferred Shares for later payment.
Performance Share amounts above represent aggregate awards at target, and do not reflect potential increases or decreases that may result from the performance factor. At December 31, 2021, the performance period for the 2019 — 2021 Performance Share grants was completed, but the performance factor had not yet been determined. Included in the immediately preceding table are 1,485,512 outstanding Performance Shares to which the 2019 — 2021 performance factor will be applied.
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
Liability Award Activity
The following table presents a summary of Liability Awards activity:

	Unit Options	Performance Units	Restricted Units
Outstanding at January 1, 2021	378,434	515,235	605,447
Granted	—	141,110	261,257
Exercised	(224,681)	—	—
Expired (1)	(28,767)	—	—
Forfeited (2)	—	(37,145)	(60,473)
Paid	—	(170,214)	(291,675)
Outstanding at December 31, 2021	124,986	448,986	514,556
Vested and expected to vest at December 31, 2021	124,668	436,452	501,530
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)
Performance Units amounts above represent aggregate awards at target, and do not reflect potential increases or decreases that may result from the performance factor. At December 31, 2021, the performance period for the 2019 - 2021 Performance Unit grants was completed, but the performance factor had not yet been determined. Included in the immediately preceding table are 156,090 outstanding Performance Units to which the 2019 - 2021 performance factor will be applied.
Statutory Equity and Income
The states of domicile of MetLife, Inc.’s U.S. insurance subsidiaries each impose risk-based capital (“RBC”) requirements that were developed by the NAIC. American Life does not write business in Delaware or any other U.S. state and, as such, is exempt from RBC requirements by Delaware law. Regulatory compliance is determined by a ratio of a company’s total adjusted capital, calculated in the manner prescribed by the NAIC (“TAC”), to its authorized control level RBC, calculated in the manner prescribed by the NAIC (“ACL RBC”), based on the statutory-based filed financial statements. Companies below specific trigger levels or ratios are classified by their respective levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is twice ACL RBC (“Company Action Level RBC”). While not required by or filed with insurance regulators, the Company also calculates an internally defined combined RBC ratio (“Statement-Based Combined RBC Ratio”), which is determined by dividing the sum of TAC for MetLife, Inc.’s principal U.S. insurance subsidiaries, excluding American Life, by the sum of Company Action Level RBC for such subsidiaries. The Company’s Statement-Based Combined RBC Ratio was in excess of 360% and in excess of 350% at December 31, 2021 and 2020, respectively. In addition, all non-exempted U.S. insurance subsidiaries individually exceeded Company Action Level RBC for all periods presented.
MetLife, Inc.’s foreign insurance operations are regulated by applicable authorities of the jurisdictions in which each entity operates and are subject to minimum capital and solvency requirements in those jurisdictions before corrective action commences. At December 31, 2021 and 2020, the adjusted capital of American Life’s insurance subsidiary in Japan, the Company’s largest foreign insurance operation, was in excess of four times the 200% solvency margin ratio that would require corrective action. Excluding Japan, the aggregate required capital and surplus of the Company’s other foreign insurance operations was $4.3 billion and the aggregate actual regulatory capital and surplus of such operations was $10.6 billion as of the date of the most recent required capital adequacy calculation for each jurisdiction. The Company’s foreign insurance operations exceeded the minimum capital and solvency requirements as of the date of the most recent fiscal year-end capital adequacy calculation for each jurisdiction.
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
New York has adopted certain prescribed accounting practices, primarily consisting of the continuous Commissioners’ Annuity Reserve Valuation Method, which impacts deferred annuities, and the New York Special Considerations Letter, which mandates certain assumptions in asset adequacy testing. The collective impact of these prescribed accounting practices decreased the statutory capital and surplus of MLIC by $1.2 billion and $1.6 billion at December 31, 2021 and 2020, respectively, compared to what capital and surplus would have been had it been measured under NAIC guidance.

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
Statutory net income (loss) was as follows:

		Years Ended December 31,
Company	State of Domicile	2021	2020	2019
		(In millions)
Metropolitan Life Insurance Company	New York	$3,513	$3,392	$3,859
American Life Insurance Company	Delaware	$48	$980	$1,386
Metropolitan Property and Casualty Insurance Company (1)	Rhode Island	N/A	$336	$245
Metropolitan Tower Life Insurance Company	Nebraska	$185	$(237)	$(13)
Other	Various	$76	$84	$12
__________________
(1)See Note 3 for information on the Company’s business dispositions.
Statutory capital and surplus was as follows at:

	December 31,
Company	2021	2020
	(In millions)
Metropolitan Life Insurance Company	$11,804	$11,312
American Life Insurance Company	$5,584	$4,419
Metropolitan Property and Casualty Insurance Company (1)	N/A	$2,249
Metropolitan Tower Life Insurance Company	$1,638	$1,387
Other	$193	$186
__________________
(1)See Note 3 for information on the Company’s business dispositions.
The Company’s U.S. captive life reinsurance subsidiaries, which reinsure risks including the closed block, level premium term life and ULSG assumed from other MetLife subsidiaries, have no state prescribed accounting practices, except for MetLife Reinsurance Company of Vermont (“MRV”).
MRV, with the explicit permission of the Commissioner of Insurance of the State of Vermont, has included, as admitted assets, the value of letters of credit serving as collateral for reinsurance credit taken by various affiliated cedants, in connection with reinsurance agreements entered into between MRV and the various affiliated cedants, which resulted in higher statutory capital and surplus of $2.0 billion at both December 31, 2021 and 2020. MRV’s RBC would have triggered a regulatory event without the use of the state prescribed practice.
The combined statutory net income (loss) of MetLife, Inc.’s U.S. captive life reinsurance subsidiaries was $41 million, ($7) million and ($27) million for the years ended December 2021, 2020 and 2019, respectively, and the combined statutory capital and surplus, including the aforementioned prescribed practice, was $693 million and $691 million at December 31, 2021 and 2020, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)
Dividend Restrictions
Insurance Operations
The table below sets forth the dividends permitted to be paid by MetLife, Inc.’s primary insurance subsidiaries without insurance regulatory approval and the actual dividends paid:

	2022	2021		2020
Company	Permitted Without Approval (1)	Paid (2)		Paid (2)
	(In millions)
Metropolitan Life Insurance Company	$3,539	$3,393		$2,832
American Life Insurance Company	$554	$1,135		$1,200 (3)
Metropolitan Property and Casualty Insurance Company	N/A	$35	(4)	$250
Metropolitan Tower Life Insurance Company	$163	$—		$—
__________________
(1)Reflects dividend amounts that may be paid by the end of 2022 without prior regulatory approval.
(2)Reflects all amounts paid, including those where regulatory approval was obtained as required.
(3)Includes a $341 million non-cash dividend.
(4)Consists of the stock of a subsidiary paid to MetLife, Inc. See Note 3 for information on the Company’s business dispositions.
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
Under the Nebraska Insurance Code, Metropolitan Tower Life Insurance Company (“MTL”) is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to MetLife, Inc. as long as the amount of the dividend, when aggregated with all other dividends in the preceding 12 months, does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains), not including pro rata distributions of MTL’s own securities. MTL will be permitted to pay a dividend to MetLife, Inc. in excess of the greater of such two amounts only if it files notice of the declaration of such a dividend and the amount thereof with the Director of the Nebraska Department of Insurance (the “Nebraska Director”) and the Nebraska Director either approves the distribution of the dividend or does not disapprove the distribution within 30 days of its filing. In addition, any dividend that exceeds earned surplus (defined as “unassigned funds (surplus)” excluding unrealized capital gains) as of the immediately preceding calendar year requires insurance regulatory approval. Under the Nebraska Insurance Code, the Nebraska Director has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.
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
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to MetLife, Inc. was as follows:

	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2018	$7,042	$1,613	$(4,905)	$(2,028)	$1,722
OCI before reclassifications	14,850	328	(43)	(88)	15,047
Deferred income tax benefit (expense)	(3,408)	34	21	14	(3,339)
AOCI before reclassifications, net of income tax	18,484	1,975	(4,927)	(2,102)	13,430
Amounts reclassified from AOCI	(265)	(268)	—	118	(415)
Deferred income tax benefit (expense)	61	(27)	—	(18)	16
Amounts reclassified from AOCI, net of income tax	(204)	(295)	—	100	(399)
Cumulative effects of changes in accounting principles	4	22	—	—	26
Deferred income tax benefit (expense), cumulative effects of changes in accounting principles	(1)	(4)	—	—	(5)
Cumulative effects of changes in accounting principles, net of income tax	3	18	—	—	21
Balance at December 31, 2019	18,283	1,698	(4,927)	(2,002)	13,052
OCI before reclassifications	5,775	730	1,002	95	7,602
Deferred income tax benefit (expense)	(1,349)	(257)	(36)	(22)	(1,664)
AOCI before reclassifications, net of income tax	22,709	2,171	(3,961)	(1,929)	18,990
Amounts reclassified from AOCI	(357)	(1,016)	—	86	(1,287)
Deferred income tax benefit (expense)	83	358	—	(20)	421
Amounts reclassified from AOCI, net of income tax	(274)	(658)	—	66	(866)
Sale of subsidiaries, net of income tax (2)	(218)	—	166	—	(52)
Balance at December 31, 2020	22,217	1,513	(3,795)	(1,863)	18,072
OCI before reclassifications	(7,829)	(113)	(1,567)	237	(9,272)
Deferred income tax benefit (expense)	1,918	18	(53)	(46)	1,837
AOCI before reclassifications, net of income tax	16,306	1,418	(5,415)	(1,672)	10,637
Amounts reclassified from AOCI	(125)	250	—	91	216
Deferred income tax benefit (expense)	29	(39)	—	(17)	(27)
Amounts reclassified from AOCI, net of income tax	(96)	211	—	74	189
Sale of subsidiaries, net of income tax (2)	(168)	—	261	—	93
Balance at December 31, 2021	$16,042	$1,629	$(5,154)	$(1,598)	$10,919
__________________
(1)See Note 8 for information on offsets to investments related to policyholder liabilities, DAC, VOBA and DSI.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)
(2)See Note 3 for information on the Company’s business dispositions.
Information regarding amounts reclassified out of each component of AOCI was as follows:

	Years Ended December 31,
	2021	2020	2019
AOCI Components	Amounts Reclassified from AOCI			Consolidated Statements of Operations Locations
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$72	$362	$270	Net investment gains (losses)
Net unrealized investment gains (losses)	(16)	(24)	(30)	Net investment income
Net unrealized investment gains (losses)	69	19	25	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	125	357	265
Income tax (expense) benefit	(29)	(83)	(61)
Net unrealized investment gains (losses), net of income tax	96	274	204
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	56	36	23	Net investment income
Interest rate derivatives	84	121	4	Net investment gains (losses)
Interest rate derivatives	3	2	2	Other expenses
Foreign currency exchange rate derivatives	8	4	(4)	Net investment income
Foreign currency exchange rate derivatives	(403)	851	240	Net investment gains (losses)
Foreign currency exchange rate derivatives	2	2	2	Other expenses
Credit derivatives	—	—	1	Net investment income
Gains (losses) on cash flow hedges, before income tax	(250)	1,016	268
Income tax (expense) benefit	39	(358)	27
Gains (losses) on cash flow hedges, net of income tax	(211)	658	295
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(120)	(105)	(145)
Amortization of prior service (costs) credit	29	19	27
Amortization of defined benefit plan items, before income tax	(91)	(86)	(118)
Income tax (expense) benefit	17	20	18
Amortization of defined benefit plan items, net of income tax	(74)	(66)	(100)
Total reclassifications, net of income tax	$(189)	$866	$399
__________________
(1)These AOCI components are included in the computation of net periodic benefit costs. See Note 18.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
17. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Vision fee for service arrangements (1)	$546	$—	$—
Prepaid legal plans	432	395	347
Fee-based investment management	363	318	286
Recordkeeping and administrative services (2)	213	196	206
Administrative services-only contracts	231	218	210
Other revenue from service contracts from customers	289	227	240
Total revenues from service contracts from customers	2,074	1,354	1,289
Other	545	495	553
Total other revenues	$2,619	$1,849	$1,842
__________________
(1)For information regarding the Company’s acquisition of Versant Health, see Note 3.
(2)Related to products and businesses no longer actively marketed by the Company.
Receivables related to revenues from service contracts from customers were $235 million and $132 million as of December 31, 2021 and 2020, respectively.
Other Expenses
Information on other expenses was as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Employee related costs (1)	$3,515	$3,514	$3,665
Third party staffing costs	1,423	1,335	1,755
General and administrative expenses	686	761	901
Pension, postretirement and postemployment benefit costs	147	165	233
Premium taxes, other taxes, and licenses & fees	629	764	674
Commissions and other variable expenses	5,463	5,596	6,001
Capitalization of DAC	(2,718)	(3,013)	(3,358)
Amortization of DAC and VOBA	2,555	3,160	2,896
Amortization of negative VOBA	(34)	(45)	(33)
Interest expense on debt	920	913	955
Total other expenses	$12,586	$13,150	$13,689
__________________
(1)Includes ($144) million, ($147) million and ($219) million for the years ended December 31, 2021, 2020 and 2019, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.
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
Restructuring Charges
In December 2019, the Company incurred the remaining restructuring charges related to its unit cost improvement program. During this program period, restructuring charges were included in other expenses and reported in Corporate & Other. Such restructuring charges were as follows:

	Years Ended December 31,
	2021	2020	2019
	Severance
	(In millions)
Balance at January 1,	$6	$57	$23
Restructuring charges	—	—	108
Cash payments	(1)	(51)	(74)
Balance at December 31,	$5	$6	$57
Total severance charges incurred since inception of initiative	$244	$244	$244
In addition to the above severance charges, the Company recognized lease and asset impairment charges of $0, $0 and $43 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
18. Employee Benefit Plans (continued)
The benefit obligations, funded status and net periodic benefit costs related to these pension and other postretirement benefits were comprised of the following:

	December 31, 2021						December 31, 2020
	Pension Benefits			Other Postretirement Benefits			Pension Benefits			Other Postretirement Benefits
	U.S. Plans	Non- U.S. Plans	Total	U.S. Plans	Non- U.S. Plans	Total	U.S. Plans	Non- U.S. Plans	Total	U.S. Plans	Non- U.S. Plans	Total
	(In millions)
Benefit obligations	$11,086	$1,096	$12,182	$1,099	$39	$1,138	$11,700	$1,173	$12,873	$1,208	$44	$1,252
Estimated fair value of plan assets	10,392	579	10,971	1,417	26	1,443	10,692	564	11,256	1,465	27	1,492
Over (under) funded status	$(694)	$(517)	$(1,211)	$318	$(13)	$305	$(1,008)	$(609)	$(1,617)	$257	$(17)	$240
Net periodic benefit costs	$97	$97	$194	$(55)	$2	$(53)	$143	$103	$246	$(94)	$2	$(92)

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
18. Employee Benefit Plans (continued)
Obligations and Funded Status

	December 31,
	2021		2020
	Pension Benefits (1)	Other Postretirement Benefits	Pension Benefits (1)	Other Postretirement Benefits
	(In millions)
Change in benefit obligations:
Benefit obligations at January 1,	$12,873	$1,252	$11,950	$1,289
Service costs	215	4	226	5
Interest costs	342	37	363	42
Plan participants’ contributions	—	32	—	32
Plan amendments	1	—	—	—
Net actuarial (gains) losses (2)	(363)	(96)	928	(15)
Acquisition, divestitures, settlements and curtailments	(111)	8	(55)	—
Benefits paid	(665)	(99)	(589)	(101)
Effect of foreign currency translation	(110)	—	50	—
Benefit obligations at December 31,	12,182	1,138	12,873	1,252
Change in plan assets:
Estimated fair value of plan assets at January 1,	11,256	1,492	10,230	1,468
Actual return on plan assets	310	14	1,491	89
Acquisition, divestitures and settlements	(35)	(1)	(55)	—
Plan participants’ contributions	—	32	—	32
Employer contributions	163	5	155	4
Benefits paid	(665)	(99)	(589)	(101)
Effect of foreign currency translation	(58)	—	24	—
Estimated fair value of plan assets at December 31,	10,971	1,443	11,256	1,492
Over (under) funded status at December 31,	$(1,211)	$305	$(1,617)	$240
Amounts recognized on the consolidated balance sheets:
Other assets	$640	$788	$390	$756
Other liabilities	(1,851)	(483)	(2,007)	(516)
Net amount recognized	$(1,211)	$305	$(1,617)	$240
AOCI:
Net actuarial (gains) losses	$2,416	$(332)	$2,780	$(327)
Prior service costs (credit)	(55)	—	(86)	1
AOCI, before income tax	$2,361	$(332)	$2,694	$(326)
Accumulated benefit obligation	$11,934	N/A	$12,510	N/A
__________________
(1)Includes nonqualified unfunded plans, for which the aggregate PBO was $1.3 billion and $1.4 billion at December 31, 2021 and 2020, respectively.
(2)For the year ended December 31, 2021, significant sources of actuarial (gains) losses for pension and other postretirement benefits include the impact of changes to the financial assumptions of ($389) million and ($34) million, respectively, demographic assumptions of $0 and ($4) million, respectively, and plan experience of $26 million and ($58) million, respectively. For the year ended December 31, 2020, significant sources of actuarial (gains) losses for pension and other postretirement benefits include the impact of changes to the financial assumptions of $851 million and $103 million, respectively, demographic assumptions of $31 million and $4 million, respectively, and plan experience of $46 million and ($122) million, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
18. Employee Benefit Plans (continued)
Information for pension plans and other postretirement benefit plans with PBOs and/or accumulated benefit obligations (“ABO”) or APBO in excess of plan assets was as follows at:

	December 31,
	2021	2020	2021	2020	2021	2020
	PBO Exceeds Estimated Fair Value of Plan Assets		ABO Exceeds Estimated Fair Value of Plan Assets		APBO Exceeds Estimated Fair Value of Plan Assets
	(In millions)
Projected benefit obligations	$1,840	$2,469	$1,831	$2,441	N/A	N/A
Accumulated benefit obligations	$1,740	$2,332	$1,740	$2,312	N/A	N/A
Accumulated postretirement benefit obligations	N/A	N/A	N/A	N/A	$813	$868
Estimated fair value of plan assets	$9	$564	$—	$539	$331	$355
Net Periodic Benefit Costs
The components of net periodic benefit costs and other changes in plan assets and benefit obligations recognized in OCI were as follows:

	Years Ended December 31,
	2021		2020		2019
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Net periodic benefit costs:
Service costs	$215	$4	$226	$5	$214	$5
Interest costs	342	37	363	42	425	53
Settlement and curtailment (gains) losses	(7)	1	10	—	—	2
Expected return on plan assets	(506)	(56)	(528)	(62)	(489)	(67)
Amortization of net actuarial (gains) losses	162	(39)	189	(74)	201	(48)
Amortization of prior service costs (credit)	(12)	—	(14)	(3)	(15)	(12)
Total net periodic benefit costs (credit)	194	(53)	246	(92)	336	(67)
Other changes in plan assets and benefit obligations recognized in OCI:
Net actuarial (gains) losses	(166)	(54)	(35)	(42)	231	(138)
Prior service costs (credit)	1	(1)	—	—	3	—
Amortization of net actuarial (gains) losses	(162)	39	(189)	74	(201)	48
Amortization of prior service (costs) credit	12	—	14	3	15	12
Settlement and curtailment (gains) losses	(10)	10	(10)	—	—	—
Exchange rate changes	(8)	—	5	—	—	—
Total recognized in OCI	(333)	(6)	(215)	35	48	(78)
Total recognized in net periodic benefit costs and OCI	$(139)	$(59)	$31	$(57)	$384	$(145)

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
18. Employee Benefit Plans (continued)
Assumptions
Assumptions used in determining benefit obligations for the U.S. plans were as follows:

	Pension Benefits			Other Postretirement Benefits
December 31, 2021
Weighted average discount rate	2.95%			3.05%
Weighted average interest crediting rate	3.18%			N/A
Rate of compensation increase	2.50%	-	8.00%	N/A
December 31, 2020
Weighted average discount rate	2.65%			2.85%
Weighted average interest crediting rate	3.46%			N/A
Rate of compensation increase	2.50%	-	8.00%	N/A
Assumptions used in determining net periodic benefit costs for the U.S. plans were as follows:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31, 2021
Weighted average discount rate	3.01%			3.14%
Weighted average interest crediting rate	3.24%			N/A
Weighted average expected rate of return on plan assets	5.00%			3.87%
Rate of compensation increase	2.5%	-	8.00%	N/A
Year Ended December 31, 2020
Weighted average discount rate	3.30%			3.45%
Weighted average interest crediting rate	3.38%			N/A
Weighted average expected rate of return on plan assets	5.50%			4.31%
Rate of compensation increase	2.25%	-	8.50%	N/A
Year Ended December 31, 2019
Weighted average discount rate	4.35%			4.35%
Weighted average interest crediting rate	4.01%			N/A
Weighted average expected rate of return on plan assets	5.75%			5.04%
Rate of compensation increase	2.25%	-	8.50%	N/A
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
The weighted average expected rate of return on plan assets for use in that plan’s valuation in 2022 is currently anticipated to be 5.00% for U.S. pension benefits and 3.86% for U.S. other postretirement benefits.
The weighted average interest crediting rate is determined annually based on the plan selected rate, long-term financial forecasts of that rate and the demographics of the plan participants.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
18. Employee Benefit Plans (continued)
The assumed healthcare costs trend rates used in measuring the APBO and net periodic benefit costs were as follows:

	December 31,
	2021		2020
	Before Age 65	Age 65 and older	Before Age 65	Age 65 and older
Following year	5.1%	3.3%	5.8%	5.6%
Ultimate rate to which cost increase is assumed to decline	3.7%	3.8%	3.8%	3.8%
Year in which the ultimate trend rate is reached	2074	2074	2074	2074
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
18. Employee Benefit Plans (continued)
The table below summarizes the actual weighted average allocation of the estimated fair value of total plan assets by asset class at December 31 for the years indicated and the approved target allocation by major asset class at December 31, 2021 for the Invested Plans:

	December 31,
	2021				2020
	U.S. Pension Benefits		U.S. Other Postretirement Benefits (1)		U.S. Pension Benefits	U.S. Other Postretirement Benefits (1)
	Target	Actual Allocation	Target	Actual Allocation	Actual Allocation	Actual Allocation
Asset Class
Fixed maturity securities AFS	85%	84%	95%	95%	85%	95%
Equity securities (2)	7%	7%	5%	5%	8%	5%
Alternative securities (3)	8%	9%	—%	—%	7%	—%
Total assets		100%		100%	100%	100%
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
18. Employee Benefit Plans (continued)
The pension and other postretirement plan assets measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy are summarized as follows:

	December 31, 2021
	Pension Benefits				Other Postretirement Benefits
	Fair Value Hierarchy				Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
Corporate	$—	$4,305	$—	$4,305	$—	$222	$—	$222
U.S. government bonds	1,824	80	—	1,904	69	—	—	69
Foreign bonds	—	1,115	1	1,116	—	51	—	51
Federal agencies	—	83	—	83	—	10	—	10
Municipals	—	248	—	248	—	8	—	8
Short-term investments	142	484	—	626	486	482	—	968
Other (1)	155	627	1	783	14	45	—	59
Total fixed maturity securities AFS	2,121	6,942	2	9,065	569	818	—	1,387
Equity securities	601	283	11	895	55	—	—	55
Other investments	42	1	954	997	1	—	—	1
Derivative assets	14	—	—	14	—	—	—	—
Total assets	$2,778	$7,226	$967	$10,971	$625	$818	$—	$1,443

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
A rollforward of all pension and other postretirement benefit plan assets measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS:
	Foreign Bonds	Other (1)	Equity Securities	Other Investments
	(In millions)
Balance, January 1, 2020	$—	$3	$—	$686
Realized gains (losses)	—	—	—	—
Unrealized gains (losses)	—	—	—	(55)
Purchases, sales, issuances and settlements, net	—	(3)	—	77
Transfers into and/or out of Level 3	—	—	—	—
Balance, December 31, 2020	$—	$—	$—	$708
Realized gains (losses)	—	—	—	—
Unrealized gains (losses)	—	—	—	63
Purchases, sales, issuances and settlements, net	1	1	11	183
Transfers into and/or out of Level 3	—	—	—	—
Balance, December 31, 2021	$1	$1	$11	$954
__________________
(1)Other includes ABS and collateralized mortgage obligations.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
18. Employee Benefit Plans (continued)
Expected Future Contributions and Benefit Payments
It is the subsidiaries’ practice to make contributions to the U.S. qualified pension plan to comply with minimum funding requirements of ERISA. In accordance with such practice, no contributions are expected to be required for 2022. The subsidiaries do not expect to make any discretionary contributions to the qualified pension plan in 2022. For information on employer contributions, see “— Obligations and Funded Status.”
Benefit payments due under the U.S. nonqualified pension plans are primarily funded from the subsidiaries’ general assets as they become due under the provisions of the plans, and therefore benefit payments equal employer contributions. The U.S. subsidiaries expect to make contributions of $85 million to fund the benefit payments in 2022.
Postretirement benefits are either: (i) not vested under law; (ii) a non-funded obligation of the subsidiaries; or (iii) both. Current regulations do not require funding for these benefits. The subsidiaries use their general assets, net of participant’s contributions, to pay postretirement medical claims as they come due. As permitted under the terms of the governing trust document, the subsidiaries may be reimbursed from plan assets for postretirement medical claims paid from their general assets. The U.S. subsidiaries expect to make contributions of $30 million towards benefit obligations in 2022 to pay postretirement medical claims.
Gross benefit payments for the next 10 years, which reflect expected future service where appropriate, are expected to be as follows:

	Pension Benefits	Other Postretirement Benefits
	(In millions)
2022	$704	$72
2023	$712	$71
2024	$728	$69
2025	$733	$67
2026	$751	$65
2027-2031	$3,779	$304
Defined Contribution Plans
Certain subsidiaries sponsor defined contribution plans under which a portion of employee contributions are matched. These subsidiaries contributed $88 million, $95 million and $96 million for the years ended December 31, 2021, 2020 and 2019, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Income Tax
The provision for income tax was as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Current:
U.S. federal	$62	$271	$(189)
U.S. state and local	38	27	4
Non-U.S.	795	882	850
Subtotal	895	1,180	665
Deferred:
U.S. federal	837	(115)	(235)
U.S. state and local	(2)	1	—
Non-U.S.	(179)	443	456
Subtotal	656	329	221
Provision for income tax expense (benefit)	$1,551	$1,509	$886
The Company’s income (loss) before income tax expense (benefit) was as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Income (loss):
U.S.	$4,841	$2,970	$2,094
Non-U.S.	3,285	3,957	4,701
Total	$8,126	$6,927	$6,795
The reconciliation of the income tax provision at the U.S. statutory rate to the provision for income tax as reported was as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Tax provision at U.S. statutory rate	$1,706	$1,455	$1,427
Tax effect of:
Dividend received deduction	(40)	(34)	(37)
Tax-exempt income	(36)	(45)	(64)
Prior year tax (1), (2)	(127)	(27)	(179)
Low income housing tax credits	(178)	(202)	(254)
Other tax credits	(46)	(45)	(52)
Foreign tax rate differential (3), (4), (5)	267	414	395
Change in valuation allowance	1	(5)	(22)
U.S. Tax Reform impact (6)	—	—	(326)
Other, net (7)	4	(2)	(2)
Provision for income tax expense (benefit)	$1,551	$1,509	$886
__________________

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Income Tax (continued)
(1)As discussed further below, prior year tax primarily includes a non-cash benefit related to uncertain tax positions of $117 million and $158 million for the years ended December 31, 2021 and 2019, respectively.
(2)For the year ended December 31, 2020, prior year tax primarily includes a $40 million tax benefit related to an Internal Revenue Service (“IRS”) audit matter.
(3)For the year ended December 31, 2021, foreign tax rate differential includes tax charges of $50 million related to the pending disposition of MetLife Poland and disposition of MetLife Greece, $41 million related to the sale of MetLife Seguros and $30 million related to the U.S. tax on Global Intangible Low-Taxed Income (“GILTI”) of which $42 million is a current year charge offset by a $12 million tax benefit revising the 2020 estimate. See Note 3 for information on the Company’s business dispositions.
(4)For the year ended December 31, 2020, foreign tax rate differential includes tax charges of $60 million and $24 million related to the sales of MetLife Seguros de Retiro and MetLife Russia, respectively, and $43 million related to the U.S. tax on GILTI. See Note 3 for information on the Company’s business dispositions.
(5)For the year ended December 31, 2019, foreign tax rate differential includes tax charges of $61 million from the definitive agreement to sell MetLife Hong Kong and $12 million related to GILTI, of which $35 million is a current year charge offset by a $23 million tax benefit revising the 2018 estimate. See Note 3 for information on the disposition of MetLife Hong Kong.
(6)For the year ended December 31, 2019, U.S. Tax Reform impact includes a $317 million tax benefit related to the deemed repatriation transition tax and $9 million related to the effect of sequestration on the alternative minimum tax credit.
(7)For the year ended December 31, 2021, other primarily includes tax charges of $54 million related to the sale of MetLife P&C offset by a tax benefit of $53 million related to a non-cash transfer of assets from a wholly-owned U.K. subsidiary to its U.S. parent.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Income Tax (continued)
Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2021	2020
	(In millions)
Deferred income tax assets:
Policyholder liabilities and receivables	$3,787	$3,890
Net operating loss carryforwards (1)	235	301
Employee benefits	583	673
Capital loss carryforwards	9	9
Tax credit carryforwards (2)	825	922
Litigation-related and government mandated	95	126
Total gross deferred income tax assets	5,534	5,921
Less: Valuation allowance (1)	299	309
Total net deferred income tax assets	5,235	5,612
Deferred income tax liabilities:
Investments, including derivatives	4,167	4,421
Intangibles	1,188	1,387
Net unrealized investment gains	5,551	7,422
DAC	3,471	3,162
Other	362	134
Total deferred income tax liabilities	14,739	16,526
Net deferred income tax asset (liability) (3)	$(9,504)	$(10,914)
__________________
(1)The Company has recorded a deferred tax asset of $235 million related to U.S. state and non-U.S. net operating loss carryforwards and an offsetting valuation allowance for the year ended December 31, 2021. Certain net operating loss carryforwards will expire between 2022 and 2041, whereas others have an unlimited carryforward period.
(2)Tax credit carryforwards for the year ended December 31, 2021 primarily reflect general business credits expiring between 2038 and 2041 and are reduced by $44 million related to unrecognized tax benefits.
(3)On the consolidated balance sheet for the years ended December 31, 2021 and 2020, $9,693 million and $11,008 million, respectively, is reported in Deferred income tax liability for jurisdictions in a net deferred income tax liability position and $189 million and $94 million, respectively, of a deferred income tax asset is reported in Other assets for jurisdictions in a net deferred income tax asset position.
The Company has not provided for U.S. deferred taxes on the remaining excess of book bases over tax bases of certain investments in non-U.S. subsidiaries that are essentially permanent in duration. The amount of deferred tax liability related to the Company’s remaining basis difference in these non-U.S. subsidiaries was $260 million at December 31, 2021.
The Company files income tax returns with the U.S. federal government and various U.S. state and local jurisdictions, as well as non-U.S. jurisdictions. The Company is under continuous examination by the IRS and other tax authorities in jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction and subsidiary. The Company is no longer subject to U.S. federal, state, or local income tax examinations for years prior to 2014. In material non-U.S. jurisdictions, the Company is no longer subject to income tax examinations for years prior to 2015.
In 2021, the Company filed amended Federal income tax returns with the IRS for MetLife, Inc. and subsidiaries for tax years 2010 through 2013. In 2021, the IRS reviewed and acknowledged acceptance of the 2010 through 2013 amended

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Income Tax (continued)
Federal income tax returns and closed the years to further audit. Accordingly, in 2021, the Company recorded a non-cash benefit to net income of $53 million in provision for income tax expense (benefit). In addition, in 2021, the IRS concluded its Federal income tax audit of American Life for tax years 2010 through 2013. Accordingly, in 2021, the Company recorded a non-cash benefit to net income of $42 million, net of tax, comprised of a $34 million tax benefit recorded in provision for income tax expense (benefit) and a $10 million interest benefit ($8 million, net of tax) included in other expenses.
The Company filed refund claims in 2017 with the IRS for 2000 through 2002 to recover tax and interest predominantly related to the disallowance of certain foreign tax credits for which the Company received a statutory notice of deficiency in 2015 and paid the tax thereon. The disallowed foreign tax credits relate to certain non-U.S. investments held by MLIC in support of its life insurance business through a U.K. investment subsidiary that was structured as a joint venture until early 2009. In 2020, the Company received refunds from these claims filed in 2017, and as a result, the Company recorded a $28 million interest benefit ($22 million, net of tax) included in other expenses. For tax years 2000 through 2002 and tax years 2007 through 2009, the Company entered into binding agreements with the IRS in 2019 under which all remaining issues regarding the foreign tax credit matter noted above were resolved. Accordingly, in 2019, the Company recorded a non-cash benefit to net income of $226 million, net of tax, comprised of a $158 million tax benefit recorded in provision for income tax expense (benefit) and a $86 million interest benefit ($68 million, net of tax) included in other expenses.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Balance at January 1,	$272	$256	$1,111
Additions for tax positions of prior years	19	16	6
Reductions for tax positions of prior years (1)	(112)	(1)	(493)
Additions for tax positions of current year	5	12	13
Reductions for tax positions of current year	(18)	—	—
Settlements with tax authorities (2)	(3)	(1)	(381)
Lapses of statute of limitations	—	(10)	—
Balance at December 31,	$163	$272	$256
Unrecognized tax benefits that, if recognized, would impact the effective rate	$103	$203	$194
__________________
(1)    The decreases in 2021 and 2019 are primarily related to non-cash benefits from tax audit settlements.
(2)    The decrease in 2019 is primarily related to tax audit settlements, of which $377 million was reclassified to the current income tax payable account.
The Company classifies interest accrued related to unrecognized tax benefits in interest expense, included within other expenses.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Income Tax (continued)
Interest was as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Interest expense (benefit) recognized on the consolidated statements of operations (1)	$(36)	$12	$(179)

		December 31,
		2021	2020
		(In millions)
Interest included in other liabilities on the consolidated balance sheets		$15	$51
__________________
(1)    The decreases in 2021 and 2019 are primarily related to the tax audit settlements, of which $10 million and $60 million, respectively, were recorded in other expenses, and $26 million and $119 million, respectively, were reclassified to the current income tax payable account.
20. Earnings Per Common Share
The following table presents the weighted average shares, basic earnings per common share and diluted earnings per common share:

	Years Ended December 31,
	2021	2020	2019
	(In millions, except per share data)
Weighted Average Shares:
Weighted average common stock outstanding - basic	862.7	907.8	937.6
Incremental common shares from assumed exercise or issuance of stock-based awards	6.7	5.4	6.8
Weighted average common stock outstanding - diluted	869.4	913.2	944.4
Net Income (Loss):
Net income (loss)	$6,575	$5,418	$5,909
Less: Net income (loss) attributable to noncontrolling interests	21	11	10
Less: Preferred stock dividends	195	202	178
Preferred stock redemption premium	6	14	—
Net income (loss) available to MetLife, Inc.’s common shareholders	$6,353	$5,191	$5,721
Basic	$7.36	$5.72	$6.10
Diluted	$7.31	$5.68	$6.06

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
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. In certain circumstances where liabilities have been established there may be coverage under one or more corporate insurance policies, pursuant to which there may be an insurance recovery. Insurance recoveries are recognized as gains when any contingencies relating to the insurance claim have been resolved, which is the earlier of when the gains are realized or realizable. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at December 31, 2021. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of December 31, 2021, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $125 million.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
21. Contingencies, Commitments and Guarantees (continued)
Asbestos-Related Claims
MLIC is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages. MLIC has never engaged in the business of manufacturing or selling asbestos-containing products, nor has MLIC issued liability or workers’ compensation insurance to companies in the business of manufacturing or selling asbestos-containing products. The lawsuits principally have focused on allegations with respect to certain research, publication and other activities of one or more of MLIC’s employees during the period from the 1920s through approximately the 1950s and allege that MLIC learned or should have learned of certain health risks posed by asbestos and, among other things, improperly publicized or failed to disclose those health risks. MLIC believes that it should not have legal liability in these cases. The outcome of most asbestos litigation matters, however, is uncertain and can be impacted by numerous variables, including differences in legal rulings in various jurisdictions, the nature of the alleged injury and factors unrelated to the ultimate legal merit of the claims asserted against MLIC.
MLIC’s defenses include that: (i) MLIC owed no duty to the plaintiffs; (ii) plaintiffs did not rely on any actions of MLIC; (iii) MLIC’s conduct was not the cause of the plaintiffs’ injuries; and (iv) plaintiffs’ exposure occurred after the dangers of asbestos were known. During the course of the litigation, certain trial courts have granted motions dismissing claims against MLIC, while other trial courts have denied MLIC’s motions. There can be no assurance that MLIC will receive favorable decisions on motions in the future. While most cases brought to date have settled, MLIC intends to continue to defend aggressively against claims based on asbestos exposure, including defending claims at trials.
The approximate total number of asbestos personal injury claims pending against MLIC as of the dates indicated, the approximate number of new claims during the years ended on those dates and the approximate total settlement payments made to resolve asbestos personal injury claims at or during those years are set forth in the following table:

	December 31,
	2021	2020	2019
	(In millions, except number of claims)
Asbestos personal injury claims at year end	58,785	60,618	61,134
Number of new claims during the year	2,824	2,496	3,187
Settlement payments during the year (1)	$53.0	$52.9	$49.4
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
The ability of MLIC to estimate its ultimate asbestos exposure is subject to considerable uncertainty, and the conditions impacting its liability can be dynamic and subject to change. The availability of reliable data is limited and it is difficult to predict the numerous variables that can affect liability estimates, including the number of future claims, the cost to resolve claims, the disease mix and severity of disease in pending and future claims, the willingness of courts to allow plaintiffs to pursue claims against MLIC when exposure to asbestos took place after the dangers of asbestos exposure were well known, and the impact of any possible future adverse verdicts and their amounts.
The ability to make estimates regarding ultimate asbestos exposure declines significantly as the estimates relate to years further in the future. In the Company’s judgment, there is a future point after which losses cease to be probable and reasonably estimable. It is reasonably possible that the Company’s total exposure to asbestos claims may be materially greater than the asbestos liability currently accrued and that future charges to income may be necessary, but management does not believe any such charges are likely to have a material effect on the Company’s financial position.
The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for asbestos-related claims. MLIC’s recorded asbestos liability covers pending claims, claims not yet asserted, and legal defense costs and is based on estimates and includes significant assumptions underlying its analysis.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
21. Contingencies, Commitments and Guarantees (continued)
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its recorded liability for asbestos-related claims to $372 million at December 31, 2021. The recorded liability was $425 million at December 31, 2020.
Julian & McKinney v. Metropolitan Life Insurance Company (S.D.N.Y., filed February 9, 2017)
Plaintiffs filed this putative class and collective action on behalf of themselves and all current and former long-term disability (“LTD”) claims specialists between February 2011 and the present for alleged wage and hour violations under the Fair Labor Standards Act (“FLSA”), the New York Labor Law, and the Connecticut Minimum Wage Act. The suit alleges that MLIC improperly reclassified the plaintiffs and similarly situated LTD claims specialists from non-exempt to exempt from overtime pay in November 2013. As a result, they and members of the putative class were no longer eligible for overtime pay even though they allege they continued to work more than 40 hours per week. Plaintiffs seek unspecified compensatory and punitive damages, as well as other relief. The court denied the plaintiffs’ motion to certify the class and the United States Circuit Court for the Second Circuit denied plaintiffs leave to appeal this ruling. The court granted MLIC’s motion for summary judgment as to the lead plaintiff’s FLSA claims and MLIC’s motion to de-certify the class as a collective action. Plaintiffs’ motion for interlocutory review of the de-certification ruling is still pending. MLIC intends to defend this action vigorously.
Total Asset Recovery Services, LLC. v. MetLife, Inc., et al. (Supreme Court of the State of New York, County of New York, filed December 27, 2017)
Total Asset Recovery Services (the “Relator”) brought an action under the qui tam provision of the New York False Claims Act (the “Act”) on behalf of itself and the State of New York. The Relator originally filed this action under seal in 2010, and the complaint was unsealed on December 19, 2017. The Relator alleges that MetLife, Inc., MLIC, and several other insurance companies violated the Act by filing false unclaimed property reports with the State of New York from 1986 to 2017, to avoid having to escheat the proceeds of more than 25,000 life insurance policies, including policies for which the defendants escheated funds as part of their demutualizations in the late 1990s. The Relator seeks treble damages and other relief. The Appellate Division of the New York State Supreme Court, First Department, reversed the court’s order granting MetLife, Inc. and MLIC’s motion to dismiss and remanded the case to the trial court where the Relator has filed an amended complaint. The Company intends to defend the action vigorously.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $4.6 billion and $3.3 billion at December 31, 2021 and 2020, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $9.1 billion and $8.5 billion at December 31, 2021 and 2020, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $329 million, with a cumulative maximum of $640 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $20 million at both December 31, 2021 and 2020 for indemnities, guarantees and commitments.
22. Subsequent Events
Disposition of MetLife Greece
See Note 3 for information on the disposition of MetLife, Inc.’s wholly-owned subsidiaries in Greece.

MetLife, Inc.
Schedule I
Consolidated Summary of Investments —
Other Than Investments in Related Parties
December 31, 2021
(In millions)

Types of Investments	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities AFS:
Bonds:
Foreign government	$56,848	$61,609	$61,609
U.S. government and agency	41,068	46,599	46,599
Public utilities	11,735	13,481	13,481
Municipals	11,761	14,212	14,212
All other corporate bonds	129,145	142,133	142,133
Total bonds	250,557	278,034	278,034
Mortgage-backed and asset-backed securities	59,389	61,180	61,180
Redeemable preferred stock	938	1,060	1,060
Total fixed maturity securities AFS	310,884	340,274	340,274
Unit-linked and FVO Securities	9,886	12,142	12,142
Equity securities:
Common stock:
Industrial, miscellaneous and all other	335	545	545
Banks, trust and insurance companies	446	530	530
Public utilities	3	4	4
Non-redeemable preferred stock	189	190	190
Total equity securities	973	1,269	1,269
Mortgage loans	79,987		79,353
Policy loans	9,111		9,111
Real estate and real estate joint ventures	12,035		12,035
Real estate acquired in satisfaction of debt	181		181
Other limited partnership interests	14,625		14,625
Short-term investments	7,216		7,176
Other invested assets	18,655		18,655
Total investments	$463,553		$494,821
__________________
(1)Unit-linked and FVO Securities are primarily equity securities (including mutual funds) and fixed maturity securities. Amortized cost for fixed maturity securities AFS, Unit-linked and FVO Securities, mortgage loans, policy loans and short-term investments represents original cost reduced by repayments and adjusted for amortization of premium or accretion of discount; for equity securities, cost represents original cost; for real estate, cost represents original cost reduced by impairments and depreciation; for real estate joint ventures and other limited partnership interests, cost represents original cost reduced for impairments or original cost adjusted for equity in earnings and distributions.

MetLife, Inc.
Schedule II
Condensed Financial Information
(Parent Company Only)
December 31, 2021 and 2020
(In millions, except share and per share data)

	2021	2020
Condensed Balance Sheets
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $2,742 and $3,400, respectively)	$2,745	$3,443
Short-term investments, principally at estimated fair value	—	156
Other invested assets, at estimated fair value	314	187
Total investments	3,059	3,786
Cash and cash equivalents	1,961	441
Accrued investment income	4	11
Investment in subsidiaries	80,165	88,684
Loans to subsidiaries	35	—
Other assets	798	966
Total assets	$86,022	$93,888
Liabilities and Stockholders’ Equity
Liabilities
Payables for collateral under derivatives transactions	$153	$65
Long-term debt — unaffiliated	12,814	13,463
Long-term debt — affiliated	1,884	2,073
Junior subordinated debt securities	2,463	2,461
Other liabilities	1,226	1,268
Total liabilities	18,540	19,330
Stockholders’ Equity
Preferred stock, par value $0.01 per share; $3,905 and $4,405, respectively, aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,186,540,473 and 1,181,614,288 shares issued, respectively; 825,540,267 and 892,910,600 shares outstanding, respectively	12	12
Additional paid-in capital	33,511	33,812
Retained earnings	41,197	36,491
Treasury stock, at cost; 361,000,206 and 288,703,688 shares, respectively	(18,157)	(13,829)
Accumulated other comprehensive income (loss)	10,919	18,072
Total stockholders’ equity	67,482	74,558
Total liabilities and stockholders’ equity	$86,022	$93,888
See accompanying notes to the condensed financial information.

MetLife, Inc.
Schedule II
Condensed Financial Information — (continued)
(Parent Company Only)
For the Years Ended December 31, 2021, 2020 and 2019
(In millions)

	2021	2020	2019
Condensed Statements of Operations
Revenues
Net investment income	$25	$50	$77
Other revenues	19	29	27
Net investment gains (losses)	1,655	(154)	(40)
Net derivative gains (losses)	116	(61)	(45)
Total revenues	1,815	(136)	19
Expenses
Interest expense	847	833	850
Other expenses	207	154	153
Total expenses	1,054	987	1,003
Income (loss) before provision for income tax and equity in earnings of subsidiaries	761	(1,123)	(984)
Provision for income tax (expense) benefit	(202)	267	582
Equity in earnings of subsidiaries	5,995	6,263	6,301
Net income (loss)	6,554	5,407	5,899
Less: Preferred stock dividends	195	202	178
Preferred stock redemption premium	$6	$14	$—
Net income (loss) available to common shareholders	$6,353	$5,191	$5,721
Comprehensive income (loss)	$(599)	$10,427	$17,208
See accompanying notes to the condensed financial information.

MetLife, Inc.
Schedule II
Condensed Financial Information — (continued)
(Parent Company Only)
For the Years Ended December 31, 2021, 2020 and 2019
(In millions)

	2021	2020	2019
Condensed Statements of Cash Flows
Cash flows from operating activities
Net income (loss)	$6,554	$5,407	$5,899
Earnings of subsidiaries	(5,995)	(6,263)	(6,301)
Dividends from subsidiaries	4,830	3,970	4,790
(Gains) losses on investments and from sales of businesses, net	(1,655)	154	40
Other, net	23	211	(251)
Net cash provided by (used in) operating activities	3,757	3,479	4,177
Cash flows from investing activities
Sales and maturities of fixed maturity securities available-for-sale	5,078	3,693	3,153
Purchases of fixed maturity securities available-for-sale	(4,371)	(3,858)	(3,380)
Cash received in connection with freestanding derivatives	111	71	101
Cash paid in connection with freestanding derivatives	(27)	(100)	(392)
Sales of businesses	3,902	—	—
Purchases of businesses	—	(1,875)	—
Expense paid on behalf of subsidiaries	(15)	(15)	(13)
Receipts on loans to subsidiaries	195	100	—
Issuances of loans to subsidiaries	(230)	—	—
Returns of capital from subsidiaries	13	16	10
Capital contributions to subsidiaries	(88)	(422)	(75)
Net change in short-term investments	156	4	14
Other, net	9	(2)	28
Net cash provided by (used in) investing activities	4,733	(2,388)	(554)
Cash flows from financing activities
Net change in payables for collateral under derivative transactions	88	49	7
Long-term debt issued	496	1,246	1,382
Long-term debt repaid	(996)	(251)	(877)
Treasury stock acquired in connection with share repurchases	(4,303)	(1,151)	(2,285)
Preferred stock issued, net of issuance costs	—	1,961	—
Redemption of preferred stock	(494)	(989)	—
Preferred stock redemption premium	(6)	(14)	—
Dividends on preferred stock	(195)	(202)	(178)
Dividends on common stock	(1,647)	(1,657)	(1,643)
Other, net	87	(19)	(28)
Net cash provided by (used in) financing activities	(6,970)	(1,027)	(3,622)
Change in cash and cash equivalents	1,520	64	1
Cash and cash equivalents, beginning of year	441	377	376
Cash and cash equivalents, end of year	$1,961	$441	$377

MetLife, Inc.
Schedule II
Condensed Financial Information — (continued)
(Parent Company Only)
For the Years Ended December 31, 2021, 2020 and 2019
(In millions)

	2021	2020	2019
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$853	$815	$864
Income tax:
Amounts paid to (received from) subsidiaries, net	$(110)	$(392)	$(152)
Income tax paid (received) by MetLife, Inc., net	128	96	(3)
Total income tax, net	$18	$(296)	$(155)
Non-cash transactions:
Dividends from subsidiary	$14	$341	$—
Returns of capital from subsidiaries	$7	$13	$29
Capital contributions to subsidiaries	$15	$1	$30

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
2. Investment in Subsidiaries
In April 2021, MetLife, Inc. received $3.9 billion in cash in connection with the disposition of MetLife P&C.
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
In December 2021, Missouri Reinsurance, Inc. (“MoRe”), issued a $35 million promissory note to MetLife, Inc. The promissory note bears interest at a fixed rate of 2.12%, payable semi-annually, and matures in December 2024.
During 2021, under an existing credit facility, MetLife Services and Solutions, LLC issued $195 million in short-term notes to MetLife, Inc. which were repaid by August 2021. The short-term notes bore interest at six-month LIBOR plus 1.00%.
Interest income earned on loans to subsidiaries of $1 million, $2 million and $3 million for the years ended December 31, 2021, 2020 and 2019, respectively, is included in net investment income.

MetLife, Inc.
Schedule II
Notes to the Condensed Financial Information — (continued)
(Parent Company Only)
4. Long-term Debt
Long-term debt outstanding was as follows:

	Interest Rates (1)							December 31,
	Range			Weighted Average	Maturity			2021	2020
	(Dollars in millions)
Senior notes — unaffiliated (2)	0.50%	-	6.50%	4.44%	2023	-	2046	$12,814	$13,463
Senior notes — affiliated	1.59%	-	2.02%	2.25%	2023	-	2031	1,884	2,073
Total								$14,698	$15,536
__________________
(1)Range of interest rates and weighted average interest rates are for the year ended December 31, 2021.
(2)Net of $77 million and $85 million of unamortized issuance costs and net premiums and discounts at December 31, 2021 and 2020, respectively.
See Note 13 of the Notes to the Consolidated Financial Statements.
The aggregate maturities of long-term debt at December 31, 2021 for the next five years and thereafter are $0 in 2022, $1.3 billion in 2023, $1.5 billion in 2024, $1.2 billion in 2025, $582 million in 2026 and $10.1 billion thereafter.
Senior Notes – Affiliated
In December 2021, ¥54.6 billion 3.1350% senior unsecured notes issued to various subsidiaries matured and were refinanced with the following senior unsecured notes issued to various subsidiaries: (i) ¥12.2 billion 1.588% due December 2026, (ii) ¥19.1 billion 1.7185% due December 2028 and (iii) ¥23.3 billion 1.850% due December 2031.
In July 2021, ¥53.7 billion 2.9725% senior unsecured notes issued to various subsidiaries matured and were refinanced with the following senior unsecured notes issued to various subsidiaries: (i) ¥13.7 billion 1.610% due July 2026, (ii) ¥14.3 billion 1.755% due July 2028 and (iii) ¥25.7 billion 1.852% due July 2031.
In June 2020, MetLife, Inc. issued a new $250 million senior unsecured floating rate note to MetLife Insurance K.K. The senior unsecured floating rate note matures in June 2025 and bears interest at a variable rate of three-month LIBOR plus 1.82%, payable quarterly.
In July 2019, MetLife, Inc, issued a ¥37.3 billion 1.602% senior note due July 2023 and a ¥16.0 billion 1.637% senior note due July 2026. Both notes were issued to MLIC to refinance previously issued notes and are payable semi-annually.
In October 2019, MetLife Inc. issued a ¥26.5 billion 1.81% senior note due October 2029. The note was issued to MLIC to refinance previously issued notes, and is payable semi-annually.

MetLife, Inc.
Schedule II
Notes to the Condensed Financial Information — (continued)
(Parent Company Only)
4. Long-term Debt (continued)
Interest Expense
Interest expense was comprised of the following:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Long-term debt — unaffiliated	$590	$570	$591
Long-term debt — affiliated	47	52	48
Collateral financing arrangements	5	6	6
Junior subordinated debt securities	205	205	205
Total	$847	$833	$850
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
MetLife, Inc. guarantees the obligations of MoRe, under a retrocession agreement with RGA Reinsurance (Barbados) Inc., pursuant to which MoRe retrocedes a portion of the closed block liabilities associated with industrial life and ordinary life insurance policies that it assumed from MLIC.
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

MetLife, Inc.
Schedule II
Notes to the Condensed Financial Information — (continued)
(Parent Company Only)
5. Support Agreements (continued)
MetLife, Inc. guarantees obligations arising from OTC-bilateral derivatives of MrB. MrB is exposed to various risks relating to its ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. MrB uses a variety of strategies to manage these risks, including the use of derivatives. Further, MrB’s derivatives are subject to industry standard netting agreements and collateral agreements that limit the unsecured portion of any open derivative position. On a net counterparty basis at December 31, 2021 and 2020, derivative transactions with positive mark-to-market values (in-the-money) were $255 million and $366 million, respectively, and derivative transactions with negative mark-to-market values (out-of-the-money) were $116 million and $158 million, respectively. To secure the obligations represented by the out-of-the-money transactions, MrB had provided collateral to its counterparties with an estimated fair value of $114 million and $158 million at December 31, 2021 and 2020, respectively. Accordingly, unsecured derivative liabilities guaranteed by MetLife, Inc. were $2 million and $0 at December 31, 2021 and 2020, respectively.
MetLife, Inc. also guarantees the obligations of certain of its subsidiaries under committed facilities with third-party banks. See Note 13 of the Notes to the Consolidated Financial Statements.

MetLife, Inc.
Schedule III
Consolidated Supplementary Insurance Information
December 31, 2021 and 2020
(In millions)

Segment	DAC and VOBA	Future Policy Benefits, Other Policy-Related Balances and Policyholder Dividend Obligation	Policyholder Account Balances	Policyholder Dividends Payable	Unearned Premiums (1), (2)	Unearned Revenue (1)
2021
U.S.	$440	$85,108	$77,891	$—	$325	$38
Asia	9,339	42,103	83,736	85	2,386	790
Latin America	2,021	10,541	5,023	—	1	797
EMEA	1,623	3,639	9,392	—	21	553
MetLife Holdings	2,607	76,523	27,450	393	159	190
Corporate & Other	31	1,240	(19)	—	—	—
Total	$16,061	$219,154	$203,473	$478	$2,892	$2,368
2020
U.S.	$434	$85,037	$77,487	$—	$175	$42
Asia	9,333	45,202	81,710	87	2,493	587
Latin America	2,092	11,749	5,100	—	1	740
EMEA	1,787	5,215	12,037	6	23	555
MetLife Holdings	2,712	78,048	28,858	494	154	188
Corporate & Other	31	1,475	(16)	—	—	—
Total	$16,389	$226,726	$205,176	$587	$2,846	$2,112
__________________
(1)Amounts are included within the future policy benefits, other policy-related balances and policyholder dividend obligation column.
(2)Includes premiums received in advance.

MetLife, Inc.
Schedule III
Consolidated Supplementary Insurance Information — (continued)
For the Years Ended December 31, 2021, 2020 and 2019
(In millions)

Segment	Premiums and Universal Life and Investment-Type Product Policy Fees	Net Investment Income	Policyholder Benefits and Claims and Interest Credited to Policyholder Account Balances	Amortization of DAC and VOBA Charged to Other Expenses	Other Expenses (1)
2021
U.S.	$28,363	$7,738	$29,987	$158	$3,707
Asia	8,308	5,110	7,295	1,404	1,751
Latin America	3,718	1,207	3,442	285	989
EMEA	2,825	932	2,162	382	900
MetLife Holdings	4,514	6,157	6,571	317	1,839
Corporate & Other	37	251	35	9	1,721
Total	$47,765	$21,395	$49,492	$2,555	$10,907
2020
U.S.	$28,335	$6,563	$27,966	$471	$3,716
Asia	8,554	3,931	7,249	1,468	1,825
Latin America	3,257	991	2,857	276	971
EMEA	2,709	697	1,623	452	860
MetLife Holdings	4,757	4,900	6,983	485	1,976
Corporate & Other	25	35	(3)	8	1,732
Total	$47,637	$17,117	$46,675	$3,160	$11,080
2019
U.S.	$27,879	$6,821	$28,165	$475	$3,603
Asia	8,482	3,920	7,278	1,380	1,907
Latin America	3,817	1,262	3,210	291	1,039
EMEA	2,615	1,442	2,361	420	921
MetLife Holdings	4,960	5,140	6,842	324	2,246
Corporate & Other	85	283	69	6	2,288
Total	$47,838	$18,868	$47,925	$2,896	$12,004
______________
(1)Includes other expenses and policyholder dividends, excluding amortization of DAC and VOBA charged to other expenses.

MetLife, Inc.
Schedule IV
Consolidated Reinsurance
December 31, 2021, 2020 and 2019
(Dollars in millions)

	Gross Amount	Ceded	Assumed	Net Amount	% Amount Assumed to Net
2021
Life insurance in-force	$5,273,869	$394,023	$662,901	$5,542,747	12.0%
Insurance premium
Life insurance (1)	$23,597	$1,490	$2,346	$24,453	9.6%
Accident & health insurance	16,752	639	553	16,666	3.3%
Property and casualty insurance	910	28	8	890	0.9%
Total insurance premium	$41,259	$2,157	$2,907	$42,009	6.9%
2020
Life insurance in-force	$5,222,988	$442,381	$597,903	$5,378,510	11.1%
Insurance premium
Life insurance (1)	$23,629	$1,620	$1,809	$23,818	7.6%
Accident & health insurance	14,958	516	208	14,650	1.4%
Property and casualty insurance	3,614	63	15	3,566	0.4%
Total insurance premium	$42,201	$2,199	$2,032	$42,034	4.8%
2019
Life insurance in-force	$5,100,675	$488,958	$623,662	$5,235,379	11.9%
Insurance premium
Life insurance (1)	$23,938	$1,704	$1,794	$24,028	7.5%
Accident & health insurance	14,835	523	207	14,519	1.4%
Property and casualty insurance	3,740	71	19	3,688	0.5%
Total insurance premium	$42,513	$2,298	$2,020	$42,235	4.8%
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
Management, including the CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of December 31, 2021.
There were no changes to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management evaluated the design and operating effectiveness of the Company’s internal control over financial reporting based on the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In the opinion of management, MetLife, Inc. maintained effective internal control over financial reporting as of December 31, 2021.
Deloitte has issued its report on its audit of the effectiveness of internal control over financial reporting, which is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of MetLife, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of MetLife, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 17, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 17, 2022

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this Item pertaining to Directors is incorporated herein by reference to MetLife, Inc.’s definitive proxy statement for the Annual Meeting of Shareholders to be held on June 21, 2022, to be filed by MetLife, Inc. with the SEC pursuant to Regulation 14A within 120 days after the year ended December 31, 2021 (the “2022 Proxy Statement”).
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
Item 11. Executive Compensation
The information called for by this Item is incorporated herein by reference to the 2022 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this Item pertaining to ownership of shares of MetLife, Inc.’s common stock (“Shares”) is incorporated herein by reference to the 2022 Proxy Statement.

The following table provides information at December 31, 2021, regarding MetLife, Inc.’s equity compensation plans:
Equity Compensation Plan Information at December 31, 2021

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (3)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	14,467,626	$44.02	34,073,114
Equity compensation plans not approved by security holders	None	—	None
Total	14,467,626	$44.02	34,073,114
______________
(1)     Column (a) reflects the following items outstanding as of December 31, 2021:

Stock Options	4,268,091
Restricted Stock Units	2,451,046
Performance Shares (assuming future payout at maximum performance factor)	6,734,026
Deferred Shares	1,014,463
Shares that will or may be issued	14,467,626
As of December 31, 2021:
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
The maximum performance factor for Performance Shares granted in 2015 through 2021 was 175%. The number of Performance Shares outstanding as of December 31, 2021 at target (100%) performance factor was 3,848,015.
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
(2)    Column (b) reflects the weighted average exercise price of all Stock Options under any plan that, as of December 31, 2021, had been granted but not forfeited, expired, or exercised. Performance Shares, Restricted Stock Units, and Deferred Shares are not included in determining the weighted average in column (b) because they have no exercise price.

(3)    Column (c) reflects the following items outstanding as of December 31, 2021:

Number of Shares
At January 15, 2015, the effective date of the 2015 Stock Plan and 2015 Director Stock Plan:
Shares newly authorized for issuance under the 2015 Stock Plan	11,750,000
Shares remaining authorized for issuance under the 2005 Stock Plan or other plans that were not covered by awards (i)	18,023,959
Shares authorized for issuance under the 2015 Director Stock Plan (ii)	1,642,208
Net shares added to the 2015 Stock Plan and 2015 Director Stock Plan authorizations in light of the Separation (iii)	3,979,727
Total Shares authorized for issuance at January 1, 2015 and net shares added in light of the Separation	35,395,894
Additional Shares recovered for issuance (iv) in:
2015 - 2020	28,964,432
2021	2,580,639
Total Shares recovered for issuance since January 1, 2015	31,545,071
Less: Shares covered by new awards and new imputed reinvested dividends on Deferred Shares (v) in:
2015 - 2020	29,111,048
2021	3,756,803
Total Shares covered by new awards and new imputed reinvested dividends on Deferred Shares since January 1, 2015	32,867,851
Shares remaining available for future issuance under the 2015 Stock Plan and 2015 Director Stock Plan	34,073,114
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
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by this Item is incorporated herein by reference to the 2022 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information called for by this item is incorporated herein by reference to the 2022 Proxy Statement.

Part IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
1. Financial Statements
The financial statements are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 149.
2. Financial Statement Schedules
The financial statement schedules are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 149.
3. Exhibits
The exhibits are listed in the Exhibit Index which begins on page 331.
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

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

2.1	Plan of Reorganization.	S-1	333-91517	2.1	November 23, 1999

2.2	Amendment to Plan of Reorganization, dated as of March 9, 2000.	S-1/A	333-91517	2.2	March 29, 2000

2.3	Master Separation Agreement, dated August 4, 2017, between MetLife, Inc. and Brighthouse Financial, Inc.	8-K	001-15787	2.1	August 7, 2017

3.1.1	Amended and Restated Certificate of Incorporation of MetLife, Inc.	10-K	001-15787	3.1	March 1, 2017

3.1.2	Certificate of Retirement of Series B Contingent Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on November 5, 2013.	10-Q	001-15787	3.6	November 7, 2013

3.1.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated April 29, 2015.	8-K	001-15787	3.1	April 30, 2015

3.1.4	Certificate of Elimination of 6.500% Non-Cumulative Preferred Stock, Series B, of MetLife, Inc., filed with the Secretary of State of Delaware on November 3, 2015.	10-Q	001-15787	3.7	November 5, 2015

3.1.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated April 29, 2011.	10-K	001-15787	3.4	March 1, 2017

3.1.6	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on April 7, 2000.	10-K	001-15787	3.2	March 1, 2017

3.1.7	Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc., filed with the Secretary of State of Delaware on June 10, 2005.	10-K	001-15787	3.3	March 1, 2017

3.1.8	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated October 23, 2017.	8-K	001-15787	3.1	October 24, 2017

3.1.9	Certificate of Designations of 5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D, of MetLife, Inc., filed with the Secretary of State of Delaware on March 21, 2018.	8-K	001-15787	3.1	March 22, 2018

3.1.10	Certificate of Designations of 5.625% Non-Cumulative Preferred Stock, Series E, of MetLife, Inc., filed with the Secretary of the State of Delaware on May 31, 2018.	8-K	001-15787	3.1	June 4, 2018

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1.11	Certificate of Designations of 4.75% Non-Cumulative Preferred Stock, Series F, of MetLife, Inc., filed with the Secretary of the State of Delaware on January 8, 2020.	8-K	001-15787	3.1	January 9, 2020

3.1.12	Certificate of Designations of 3.850% Fixed Rate Reset Non-Cumulative Preferred Stock, Series G, of MetLife, Inc., filed with the Secretary of the State of Delaware on September 9, 2020.	8-K	001-15787	3.1	September 10, 2020

3.1.13	Certificate of Elimination of 5.250% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C, of MetLife, Inc., filed with the Secretary of State of Delaware on June 29, 2021.	8-K	001-15787	3.1	June 29, 2021

3.2	Amended and Restated By-Laws of MetLife, Inc., effective September 25, 2018.	8-K	001-15787	3.2	October 1, 2018

4.1	Form of Certificate for Common Stock, par value $0.01 per share.	S-1/A	333-91517	4.1	March 9, 2000

4.2
Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on April 7, 2000. (See Exhibit 3.1.6 above).

4.3	Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc., filed with the Secretary of State of Delaware on June 10, 2005. (See Exhibit 3.1.7 above).

4.4	Form of Stock Certificate, Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc.	8-A	001-15787	99.6	June 10, 2005

4.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated October 23, 2017. (See Exhibit 3.1.8 above).

4.6
Certificate of Designations of 5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D, of MetLife, Inc., filed with the Secretary of State of Delaware on March 21, 2018. (See Exhibit 3.1.9 above).

4.7	Form of Stock Certificate, 5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D, of MetLife, Inc.	8-K	001-15787	4.1	March 22, 2018

4.8	Certificate of Designations of 5.625% Non-Cumulative Preferred Stock, Series E, of MetLife, Inc., filed with the Secretary of the State of Delaware on May 31, 2018. (See Exhibit 3.1.10 above).

4.9	Form of Stock Certificate, 5.625% Non-Cumulative Preferred Stock, Series E, of MetLife, Inc.	8-K	001-15787	4.1	June 4, 2018

4.10	Deposit Agreement, dated June 4, 2018, among MetLife, Inc., Computershare Inc. and Computershare Trust Company, N.A., as depositary, and the holders from time to time of the depositary receipts described therein.	8-K	001-15787	4.2	June 4, 2018

4.11	Form of Depositary Receipt, Depositary Shares each representing a 1/1,000th interest in a share of 5.625% Non-Cumulative Preferred Stock, Series E, of MetLife, Inc.	8-K	001-15787	4.3	June 4, 2018

4.12	Certificate of Designations of 4.75% Non-Cumulative Preferred Stock, Series F, of MetLife, Inc., filed with the Secretary of the State of Delaware on January 8, 2020. (See Exhibit 3.1.11 above).

4.13	Form of Stock Certificate, 4.75% Non-Cumulative Preferred Stock, Series F, of MetLife, Inc.	8-K	001-15787	4.1	January 9, 2020

4.14
Certificate of Designations of 3.850% Fixed Rate Reset Non-Cumulative Preferred Stock, Series G, of MetLife, Inc., filed with the Secretary of the State of Delaware on September 9, 2020. (See Exhibit 3.1.12 above).

4.15	Form of Stock Certificate, 3.850% Reset Non-Cumulative Preferred Stock, Series G, of MetLife, Inc.	8-K	001-15787	4.1	September 10, 2020

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
4.16	Deposit Agreement, dated January 15, 2020, among MetLife, Inc., Computershare Inc. and Computershare Trust Company, N.A., collectively, as depositary, and the holders from time to time of the depositary receipts described therein.	8-K	001-15787	4.1	January 15, 2020

4.17	Form of Depositary Receipt, Depositary Shares each representing a 1/1,000th interest in a share of 4.75% Non-Cumulative Preferred Stock, Series F, of MetLife, Inc.	8-K	001-15787	4.3	January 15, 2020

4.18	Description of Securities.					X

	Certain instruments defining the rights of holders of long-term debt of MetLife, Inc. and its consolidated subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. MetLife, Inc. hereby agrees to furnish to the Securities and Exchange Commission, upon request, copies of such instruments.

10.1.1	MetLife Policyholder Trust Agreement.	S-1	333-91517	10.12	November 23, 1999

10.1.2	Amendment to MetLife Policyholder Trust Agreement.	10-K	001-15787	10.62	February 27, 2013

10.2	Amended and Restated Credit Agreement, dated as of February 26, 2021, amending and restating the Five-Year Credit Agreement, dated as of August 4, 2017, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto.	8-K	001-15787	10.1	March 2, 2021

10.3	Purchase Agreement by and among MetLife, Inc. and Massachusetts Mutual Life Insurance Company, dated as of February 28, 2016.	10-Q	001-15787	10.1	May 6, 2016

10.4	Tax Separation Agreement, dated as of July 27, 2017, by and among MetLife, Inc. and its affiliates and Brighthouse Financial, Inc. and its affiliates.	8-K	001-15787	10.1	August 7, 2017

10.5	MetLife, Inc. 2015 Non-Management Director Stock Compensation Plan, effective January 1, 2015.*	S-8	333-198141	4.1	August 14, 2014

10.6.1	MetLife Non-Management Director Deferred Compensation Plan (as amended and restated, effective January 1, 2005, implemented November 2012).*	S-8	333-214710	4.1	November 18, 2016

10.6.2	Amendment to MetLife Non-Management Director Deferred Compensation Plan (as amended and restated, effective January 1, 2005, implemented November 2020).*	10-K	001-15787	10.6.2	February 19, 2021

10.7	MetLife, Inc. Director Indemnity Plan (dated and effective July 22, 2008).*	10-K	001-15787	10.94	February 27, 2014

10.8.1	Form of Agreement to Protect Corporate Property executed by Michel Khalaf, effective April 9, 2012.*	10-K	001-15787	10.15	February 25, 2016

10.8.2	Form of Agreement to Protect Corporate Property executed by Ricardo A. Anzaldua, John C. R. Hele, Frans Hijkoop, and Esther Lee on May 25, 2016; Steven A. Kandarian on May 31, 2016; Steven J. Goulart on June 2, 2016; Maria M. Morris on June 8, 2016; Martin J. Lippert on July 6, 2016; Susan Podlogar, effective July 10, 2017; and Ramy Tadros, effective September 11, 2017.*	10-Q	001-15787	10.1	August 5, 2016

10.9	MetLife Executive Severance Plan (as amended and restated, effective June 14, 2010).*	10-K	001-15787	10.1	February 27, 2015

10.10	MetLife Performance-Based Compensation Recoupment Policy (effective as amended and restated November 1, 2017).*	8-K	001-15787	10.1	November 6, 2017

10.11.1	MetLife, Inc. 2015 Stock and Incentive Compensation Plan, effective January 1, 2015 (the “2015 SIC Plan”).*	S-8	333-198145	4.1	August 14, 2014

10.11.2	MetLife, Inc. 2005 Stock and Incentive Compensation Plan, effective April 15, 2005 (the “2005 SIC Plan”).*	10-K	001-15787	10.24	February 27, 2015

10.12	MetLife Annual Variable Incentive Plan (effective as amended and restated January 1, 2015).*	8-K	001-15787	10.11	December 11, 2014

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.13.1	MetLife International Unit Option Incentive Plan (as amended and restated December 3, 2012).*	8-K	001-15787	10.11	February 15, 2013

10.13.2	MetLife International Unit Option Incentive Plan, dated July 21, 2011 (as amended and restated effective February 23, 2011).*	10-K	001-15787	10.24	March 1, 2017

10.14.1	Form of Stock Option Agreement under the 2005 SIC Plan effective February 11, 2013.*	8-K	001-15787	10.9	February 15, 2013

10.14.2	Form of Stock Option Agreement (Three-Year “Cliff” Exercisability) under the 2005 SIC Plan effective February 11, 2013.*	8-K	001-15787	10.1	February 15, 2013

10.14.3	Form of Management Stock Option Agreement under the 2005 SIC Plan effective as of April 25, 2007.*	10-K	001-15787	10.24	February 27, 2013

10.14.4	Amendment to Stock Option Agreements under the 2005 SIC Plan effective as of April 25, 2007.*	10-K	001-15787	10.25	February 27, 2013

10.14.5	Form of Stock Option Agreement (Ratable Exercisability in Thirds) under the 2015 SIC Plan, effective January 1, 2015 *	8-K	001-15787	10.7	December 11, 2014

10.14.6	Form of Stock Option Agreement (Three-Year “Cliff” Exercisability) under the 2015 SIC Plan, effective January 1, 2015 *	8-K	001-15787	10.8	December 11, 2014

10.14.7	Form of Management Stock Option Agreement under the 2005 SIC Plan effective December 15, 2009.*	10-K	001-15787	10.28	February 27, 2015

10.14.8	Form of Stock Option Agreement (Ratable Exercisability in Thirds) under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.101	February 25, 2016

10.14.9	Form of Stock Option Agreement (Three-Year “Cliff” Exercisability) under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.102	February 25, 2016

10.15.1	Form of Unit Option Agreement under the MetLife International Unit Option Incentive Plan effective February 11, 2013.*	8-K	001-15787	10.12	February 15, 2013

10.15.2	Form of Unit Option Agreement (Three-Year “Cliff” Exercisability) under the MetLife International Unit Option Incentive Plan, effective February 11, 2013.*	8-K	001-15787	10.13	February 15, 2013

10.15.3	Form of Unit Option Agreement (Ratable Exercisability in Thirds) under the 2015 SIC Plan, effective January 1, 2015.*	8-K	001-15787	10.9	December 11, 2014

10.15.4	Form of Unit Option Agreement (Three-Year “Cliff” Exercisability) under the 2015 SIC Plan, effective January 1, 2015.*	8-K	001-15787	10.1	December 11, 2014

10.15.5	Form of Unit Option Agreement (Ratable Exercisability in Thirds) under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.103	February 25, 2016

10.15.6	Form of Unit Option Agreement (Three-Year “Cliff” Exercisability) under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.104	February 25, 2016

10.15.7	Form of Unit Option Agreement under the MetLife International Unit Option Incentive Plan effective February 23, 2011.*	10-K	001-15787	10.25	March 1, 2017

10.16.1	Form of Restricted Stock Unit Agreement (Ratable Period of Restriction Ends in Thirds; Code Section 162(m) Goals) under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.97	February 25, 2016

10.16.2	Form of Restricted Stock Unit Agreement (Three-Year “Cliff” Period of Restriction; No Code Section 162(m) Goals) under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.98	February 25, 2016

10.16.3	Form of Restricted Stock Unit Agreement (Ratable Period of Restriction Ends in Thirds) under the 2015 SIC Plan, effective February 27, 2018.*	8-K	001-15787	10.3	February 20, 2018

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.16.4	Form of Restricted Stock Unit Agreement (Three-Year “Cliff” Period of Restriction) under the 2015 SIC Plan, effective February 27, 2018.*	8-K	001-15787	10.4	February 20, 2018

10.17.1	Form of Restricted Unit Agreement (Ratable Period of Restriction Ends in Thirds; Code Section 162(m) Goals) under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.99	February 25, 2016

10.17.2	Form of Restricted Unit Agreement (Three-Year “Cliff” Period of Restriction; No Code Section 162(m) Goals) under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.100	February 25, 2016

10.17.3	Form of Restricted Unit Agreement (Ratable Period of Restriction Ends in Thirds) under the 2015 SIC Plan, effective February 27, 2018.*	8-K	001-15787	10.5	February 20, 2018

10.17.4	Form of Restricted Unit Agreement (Three-Year “Cliff” Period of Restriction) under the 2015 SIC Plan, effective February 27, 2018.*	8-K	001-15787	10.6	February 20, 2018

10.18.1	Form of Performance Share Agreement under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.95	February 25, 2016

10.18.2	Form of Performance Share Agreement under the 2015 SIC Plan, effective February 27, 2018.*	8-K	001-15787	10.1	February 20, 2018

10.18.3	Form of Performance Share Agreement under the 2015 SIC Plan, effective January 1, 2019. *	8-K	001-15787	10.1	December 13, 2018

10.18.4	Form of Performance Share Agreement under the 2015 SIC Plan, effective December 10, 2019.*	10-K	001-15787	10.18.5	February 21, 2020

10.18.5	Form of Performance Share Agreement under the 2015 SIC Plan, effective February 23, 2021.*	10-K	001-15787	10.18.5	February 19, 2021

10.19.1	Form of Performance Unit Agreement under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.96	February 25, 2016

10.19.2	Form of Performance Unit Agreement under the 2015 SIC Plan, effective February 27, 2018.*	8-K	001-15787	10.2	February 20, 2018

10.19.3	Form of Performance Unit Agreement under the 2015 SIC Plan, effective January 1, 2019. *	8-K	001-15787	10.2	December 13, 2018

10.19.4	Form of Performance Unit Agreement under the 2015 SIC Plan, effective December 10, 2019.*	10-K	001-15787	10.19.5	February 21, 2020

10.19.5	Form of Performance Unit Agreement under the 2015 SIC Plan, effective February 23, 2021.*	10-K	001-15787	10.19.5	February 19, 2021

10.20.1	Award Agreement Supplement, effective January 1, 2016.*	10-K	001-15787	10.105	February 25, 2016

10.20.2	Award Agreement Supplement, effective February 27, 2018.*	8-K	001-15787	10.7	February 20, 2018

10.20.3	Award Agreement Supplement, effective February 23, 2021.*	10-K	001-15787	10.20.3	February 19, 2021

10.21.1	MetLife Auxiliary Pension Plan, dated August 7, 2006 (as amended and restated, effective June 30, 2006).*	10-K	001-15787	10.60	March 1, 2017

10.21.2	MetLife Auxiliary Pension Plan, dated December 21, 2006 (amending and restating Part I thereof, effective January 1, 2007).*	10-K	001-15787	10.61	March 1, 2017

10.21.3	MetLife Auxiliary Pension Plan, dated December 21, 2007 (amending and restating Part I thereof, effective January 1, 2008).*	10-K	001-15787	10.95	February 27, 2013

10.21.4	Amendment #1 to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated October 24, 2008 (effective October 1, 2008).*	10-K	001-15787	10.98	February 27, 2014

10.21.5	Amendment Number Two to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated December 12, 2008 (effective December 31, 2008).*	10-K	001-15787	10.99	February 27, 2014

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.21.6	Amendment Number Three to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008) dated March 25, 2009 (effective January 1, 2009).*	10-K	001-15787	10.71	February 25, 2016

10.21.7	Amendment Number Four to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated December 16, 2009 (effective January 1, 2010).*	10-K	001-15787	10.102	February 27, 2015

10.21.8	Amendment Number Five to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated December 21, 2010 (effective January 1, 2010).*	10-K	001-15787	10.73	February 25, 2016

10.21.9	Amendment Number Six to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated December 20, 2012 (effective January 1, 2012).*	10-K	001-15787	10.101	February 27, 2013

10.21.10	Amendment Number Seven to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated December 27, 2013 (effective December 10, 2013).*	10-K	001-15787	10.69	March 1, 2017

10.21.11	Amendment Number 6 to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated March 5, 2018 (effective March 15, 2018).*	10-Q	001-15787	10.9	May 8, 2018

10.21.12	Amendment Number 8 to the MetLife Auxiliary Retirement Plan (as amended and restated, effective January 1, 2008, formerly referred to as the “MetLife Auxiliary Pension Plan” until March 15, 2018), dated September 4, 2018 (effective March 15, 2018).*	10-Q	001-15787	10.2	November 8, 2018

10.21.13	Amendment Number Nine to the MetLife Auxiliary Retirement Plan (as amended and restated, effective January 1, 2008), dated September 26, 2018 (effective January 1, 2023).*	10-Q	001-15787	10.3	November 8, 2018

10.21.14	Amendment Number Ten to the MetLife Auxiliary Retirement Plan (as amended and restated, effective January 1, 2008), dated November 6, 2019 (effective November 1, 2019).*					X

10.21.15	Amendment Number 11 to the MetLife Auxiliary Retirement Plan (as amended and restated, effective January 1, 2008), dated April 7, 2021 (effective April 7, 2021).*					X

10.22.1	Alico Overseas Pension Plan, dated January 2009.*	10-K	001-15787	10.70	March 1, 2017

10.22.2	Amendment Number One to the Alico Overseas Pension Plan (effective November 1, 2010), dated December 20, 2010.*	10-K	001-15787	10.71	March 1, 2017

10.22.3	Amendment Number Two to the Alico Overseas Pension Plan (effective as of November 1, 2011), dated December 13, 2011.*	10-K	001-15787	10.72	March 1, 2017

10.22.4	Amendment Number Three to the Alico Overseas Pension Plan, dated May 1, 2012 (effective January 1, 2012).*	8-K	001-15787	10.1	May 4, 2012

10.22.5	Amendment Number Four to the Alico Overseas Pension Plan, dated June 19, 2017, effective July 1, 2017.*	10-Q	001-15787	10.6	November 6, 2017

10.23	MetLife Deferred Compensation Plan For Globally Mobile Employees, effective July 31, 2014, for which Michel Khalaf became eligible July 1, 2017.*	10-Q	001-15787	10.4	November 6, 2017

10.24.1	Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008), dated December 20, 2007 (effective January 1, 2008).*	10-K	001-15787	10.72	February 27, 2013

10.24.2	Amendment 1 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated, Effective January 1, 2008), dated December 9, 2008 (effective January 1, 2008).*	10-K	001-15787	10.74	February 27, 2015

10.24.3	Amendment Number 2 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008), dated December 21, 2010 (effective January 1, 2010).*	10-K	001-15787	10.48	February 25, 2016

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.24.4	Amendment Number 3 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008), dated December 19, 2012 (effective January 1, 2012 and January 1, 2013).*	10-K	001-15787	10.75	February 27, 2013

10.24.5	Amendment Number 4 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008), dated December 17, 2013 (effective July 1, 2013 and January 1, 2014).*	10-K	001-15787	10.77	February 27, 2014

10.24.6	Amendment Number 5 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008), dated March 5, 2018 (effective March 15, 2018).*	10-Q	001-15787	10.8	May 8, 2018

10.24.7
Amendment Number 6 to the MetLife Auxiliary Match Plan (Amended and Restated Effective January 1, 2008, formerly referred to as the “Metropolitan Life Auxiliary Savings and Investment Plan” until March 15, 2018), dated December 23, 2020 (effective January 1, 2020).*
						X

10.24.8	Amendment Number 7 to the MetLife Auxiliary Match Plan (Amended and Restated Effective January 1, 2008), dated April 7, 2021 (effective April 7, 2021).*					X

10.25.1	MetLife Deferred Compensation Plan for Officers, as amended and restated, effective November 1, 2003.*	10-K	001-15787	10.78	February 27, 2014

10.25.2	Amendment Number One to the MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003), dated May 4, 2005.*	10-K	001-15787	10.52	February 25, 2016

10.25.3	Amendment Number Two to the MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003, effective December 14, 2005).*	10-K	001-15787	10.53	February 25, 2016

10.25.4	Amendment Number Three to the MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003, effective February 26, 2007).*	10-K	001-15787	10.45	March 1, 2017

10.26.1	MetLife Leadership Deferred Compensation Plan, dated November 2, 2006 (as amended and restated, effective with respect to salary and cash incentive compensation, January 1, 2005, and with respect to stock compensation, April 15, 2005).*	10-K	001-15787	10.46	March 1, 2017

10.26.2	Amendment Number One to the MetLife Leadership Deferred Compensation Plan, dated December 13, 2007 (effective as of December 31, 2007).*	10-K	001-15787	10.81	February 27, 2013

10.26.3	Amendment Number Two to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2008 (effective December 31, 2008).*	10-K	001-15787	10.84	February 27, 2014

10.26.4	Amendment Number Three to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2009 (effective January 1, 2010).*	10-K	001-15787	10.85	February 27, 2015

10.26.5	Amendment Number Four to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2009 (effective December 31, 2009).*	10-K	001-15787	10.86	February 27, 2015

10.26.6	Amendment Number Five to the MetLife Leadership Deferred Compensation Plan, dated December 16, 2010 (effective January 1, 2011).*	10-K	001-15787	10.60	February 25, 2016

10.26.7	Amendment Number Six to the MetLife Leadership Deferred Compensation Plan, dated December 27, 2011 (effective January 1, 2011).*	10-K	001-15787	10.52	March 1, 2017

10.26.8	Amendment Number Seven to the MetLife Leadership Deferred Compensation Plan, dated December 26, 2012 (effective January 1, 2013).*	10-K	001-15787	10.53	March 1, 2017

10.26.9	Amendment Number Eight to the MetLife Leadership Deferred Compensation Plan, dated December 17, 2013 (effective January 1, 2014).*	10-K	001-15787	10.54	March 1, 2017

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.26.10	Amendment Number Nine to the MetLife Leadership Deferred Compensation Plan, dated December 30, 2014 (effective January 1, 2015).*	10-K	001-15787	10.88	February 27, 2015

10.26.11	Amendment Number Ten to the MetLife Leadership Deferred Compensation Plan, dated September 30, 2016 (effective October 1, 2016).*	10-K	001-15787	10.56	March 1, 2017

10.26.12	Amendment Number Eleven to the MetLife Leadership Deferred Compensation Plan, dated September 30, 2016 (effective October 1, 2016).*	10-K	001-15787	10.57	March 1, 2017

10.26.13	Amendment Number Twelve to the MetLife Leadership Deferred Compensation Plan, dated December 19, 2017 (effective January 1, 2017 and April 1, 2017).*	10-K	001-15787	10.29.13	February 22, 2019

10.26.14	Amendment Number Thirteen to the MetLife Leadership Deferred Compensation Plan, dated December 4, 2018 (effective January 1, 2019).*	10-K	001-15787	10.26.14	February 22, 2019

10.26.15	Amendment Number Fourteen to the MetLife Leadership Deferred Compensation Plan, dated April 7, 2021 (effective April 7, 2021).*					X

10.27.1	MetLife Plan for Transition Assistance for Officers, dated April 21, 2014 (as amended and restated, effective April 1, 2014 (the “MPTA”)).*	10-Q	001-15787	10.2	August 8, 2014

10.27.2	Amendment Number One to the MPTA, dated December 30, 2014 (effective January 1, 2015).*	10-K	001-15787	10.111	February 27, 2015

10.27.3	Amendment Number Two to the MPTA, dated March 30, 2016 (effective April 1, 2016).*	10-K	001-15787	10.77	March 1, 2017

10.27.4	Amendment Number Three to the MPTA, dated June 30, 2016 (effective June 30, 2016).*	10-K	001-15787	10.78	March 1, 2017

10.27.5	Amendment Number Four to the MPTA, dated October 24, 2016 (effective October 31, 2016).*	10-K	001-15787	10.79	March 1, 2017

10.27.6	Amendment Number Five to the MPTA, dated November 3, 2016 (effective October 1, 2016).*	10-K	001-15787	10.80	March 1, 2017

10.27.7	Amendment Number Six to the MPTA, dated July 20, 2017 (effective July 1, 2017).*	10-K	001-15787	10.31.7	February 22, 2019

10.27.8	Amendment Number Seven to the MPTA, dated May 1, 2018 (effective May 1, 2018).*	10-K	001-15787	10.31.8	February 22, 2019

10.27.9	Amendment Number Eight to the MPTA, dated September 6, 2018 (effective October 1, 2018).*	10-K	001-15787	10.31.9	February 22, 2019

10.27.10	Amendment Number Nine to the MPTA, dated November 15, 2018 (effective October 15, 2018).*	10-K	001-15787	10.31.10	February 22, 2019

10.27.11	Amendment Number Ten to the MPTA, dated November 15, 2018 (effective October 15, 2018).*	10-K	001-15787	10.31.11	February 22, 2019

10.27.12	Amendment Number Ten to the MPTA, dated December 23, 2020 (effective January 1, 2021).*					X

10.27.13	Amendment Number Eleven to the MPTA, dated March 3, 2021 (effective March 1, 2021).*					X

10.27.14	Amendment Number Twelve to the MPTA, dated April 7, 2021 (effective March 1, 2021 and April 7, 2021).*					X

10.27.15	Amendment Number Thirteen to the MPTA, dated April 30, 2021 (effective April 12, 2021).*					X

10.28.1	Adjustment of certain compensation terms for Michel Khalaf, effective July 1, 2012.*	10-Q	001-15787	10.2	November 7, 2012

10.28.2	Tax Equalization Agreement dated June 10, 2015 between MetLife, Inc. and Michel Khalaf.*	10-Q	001-15787	10.1	August 6, 2015

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.28.3	Offer Letter, dated March 25, 2009, between American Life Insurance Company and Michel Khalaf.*	10-K	001-15787	10.2	March 1, 2017

10.28.4	Letter of Understanding, dated June 15, 2017, effective July 1, 2017, with Michel Khalaf.*	10-Q	001-15787	10.3	November 6, 2017

10.28.5	MetLife, Inc. and Metropolitan Life Insurance Company Compensation Committee and Board of Directors Resolutions of June 13, 2017 approving Michel Khalaf’s eligibility to participate in the MetLife Deferred Compensation Plan For Globally Mobile Employees.*	10-Q	001-15787	10.5	November 6, 2017

10.28.6	Amendment Number 1 to Letter of Understanding, Dated February 26, 2019, Effective February 27, 2019, with Michel Khalaf *	8-K	001-15787	10.1	March 5, 2019

10.28.7	Confirmation of End of Employment and Waiver and Release of Claims, Effective March 4, 2019, with Michel Khalaf *	8-K	001-15787	10.2	March 5, 2019

10.29	Sign-on Payments Letter, dated May 24, 2017, effective July 10, 2017, between MetLife Group, Inc. and Susan Podlogar.*	10-Q	001-15787	10.1	November 6, 2017

10.30	Sign-on Payments Letter, dated June 14, 2017, effective September 11, 2017, between MetLife Group, Inc. and Ramy Tadros.*	10-Q	001-15787	10.2	November 6, 2017

10.31.1	Executive Deferred Compensation Plan for Oscar Schmidt, effective July 1, 2009.*	10-Q	001-15787	10.3	August 7, 2018

10.31.2	Amendment Number One to the Executive Deferred Compensation Plan for Oscar Schmidt (effective July 1, 2009).*	10-Q	001-15787	10.4	August 7, 2018

10.31.3	Amendment Number Two to the Executive Deferred Compensation Plan for Oscar Schmidt (effective July 1, 2009).*	10-Q	001-15787	10.5	August 7, 2018

10.31.4	Amendment Number Three to the Executive Deferred Compensation Plan for Oscar Schmidt (effective July 1, 2009).*	10-Q	001-15787	10.6	August 7, 2018

10.31.5	Settlement Agreement & General Release, dated November 19, 2013, between MetLife Group, Inc. and Oscar Schmidt.*	10-Q	001-15787	10.7	August 7, 2018

10.31.6	Letter Agreement, dated April 25, 2018, between MetLife Inc. and Oscar Schmidt.*	10-Q	001-15787	10.8	August 7, 2018

10.31.7	General Release And Waiver, dated April 27, 2018, between MetLife Group, Inc. and Oscar Schmidt.*	10-Q	001-15787	10.9	August 7, 2018

10.32	Letter Agreement entered May 4, 2018 between MetLife, Inc. and John McCallion.*	8-K	001-15787	10.1	May 7, 2018

10.33.1	Letter of Understanding, dated August 23, 2018, effective September 1, 2018, with Kishore Ponnavolu.*	10-Q	001-15787	10.1	November 8, 2018

10.33.2	Description of Agreement between Kishore Ponnavolu and MetLife, Inc. dated April 23, 2019.*	10-Q	001-15787	10.1	November 5, 2019

10.34	Separation Agreement and General Release, effective June 16, 2019, between MetLife, Inc. and MetLife Group, Inc. and Martin Lippert.*	8-K	001-15787	10.1	June 18, 2019

10.35	Sign-on Payments Letter, dated August 14, 2019, effective November 19, 2019, between MetLife Group, Inc. and Bill Pappas.*	10-K	001-15787	10.35	February 21, 2020

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of Deloitte & Touche LLP.					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X
_________
* Indicates management contracts or compensatory plans or arrangements.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
February 17, 2022

METLIFE, INC.

By	/s/ Michel A. Khalaf
Name: Michel A. Khalaf
Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cheryl W. Grisé	Director	February 17, 2022
Cheryl W. Grisé

/s/ Carlos M. Gutierrez	Director	February 17, 2022
Carlos M. Gutierrez

/s/ Gerald L. Hassell	Director	February 17, 2022
Gerald L. Hassell

/s/ David L. Herzog	Director	February 17, 2022
David L. Herzog

/s/ R. Glenn Hubbard	Chairman of the Board	February 17, 2022
R. Glenn Hubbard

/s/ Edward J. Kelly, III	Director	February 17, 2022
Edward J. Kelly, III

/s/ William E. Kennard	Director	February 17, 2022
William E. Kennard

/s/ Catherine R. Kinney	Director	February 17, 2022
Catherine R. Kinney

/s/ Diana L. McKenzie	Director	February 17, 2022
Diana L. McKenzie

/s/ Denise M. Morrison	Director	February 17, 2022
Denise M. Morrison

/s/ Mark A. Weinberger	Director	February 17, 2022
Mark A. Weinberger

Signature	Title	Date

/s/ Michel A. Khalaf	President, Chief Executive Officer and Director (Principal Executive Officer)
Michel A. Khalaf		February 17, 2022

/s/ John D. McCallion	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
John D. McCallion		February 17, 2022

/s/ Tamara L. Schock	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)
Tamara L. Schock		February 17, 2022