Form 10-Q
period 2022-03-31
METLIFE INC
filed 2022-05-05
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
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

At April 29, 2022, 813,205,926 shares of the registrant’s common stock were outstanding.

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

Corporate Information
We encourage investors and others to frequently visit our website (www.metlife.com), including our Investor Relations web pages (https://investor.metlife.com). We announce significant financial and other information to our investors and the public on the Investor Relations web pages, as well as in U.S. Securities and Exchange Commission filings, in news releases, public conference calls and webcasts, fact sheets and other documents and media. The information found on our website, including MetLife’s Sustainability Report, is not incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we submit to the U.S. Securities and Exchange Commission, and any references to our website are intended to be inactive textual references only.
Note Regarding Reliance on Statements in Our Contracts
See “Exhibits — Note Regarding Reliance on Statements in Our Contracts” for information regarding agreements included as exhibits to this Quarterly Report on Form 10-Q.

Part I — Financial Information
Item 1. Financial Statements
MetLife, Inc.
Interim Condensed Consolidated Balance Sheets
March 31, 2022 and December 31, 2021 (Unaudited)
(In millions, except share and per share data)

	March 31, 2022	December 31, 2021
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $313,872 and $310,884, respectively; allowance for credit loss of $355 and $91, respectively)	$320,079	$340,274
Equity securities, at estimated fair value	988	1,269
Contractholder-directed equity securities and fair value option securities, at estimated fair value	11,418	12,142
Mortgage loans (net of allowance for credit loss of $615 and $634, respectively; includes $119 and $127, respectively, under the fair value option)	79,968	79,353
Policy loans	9,036	9,111
Real estate and real estate joint ventures (includes $284 and $240, respectively, under the fair value option and $175 and $175, respectively, of real estate held-for-sale)	12,379	12,216
Other limited partnership interests	14,570	14,625
Short-term investments, principally at estimated fair value	3,146	7,176
Other invested assets (includes $2,013 and $1,930, respectively, of leveraged and direct financing leases; $356 and $351, respectively, relating to variable interest entities and allowance for credit loss of $37 and $40, respectively)	18,696	18,655
Total investments	470,280	494,821
Cash and cash equivalents, principally at estimated fair value	23,488	20,047
Accrued investment income	3,251	3,185
Premiums, reinsurance and other receivables	17,926	17,149
Deferred policy acquisition costs and value of business acquired	18,409	16,061
Current income tax recoverable	39	184
Goodwill	9,510	9,535
Assets held-for-sale	4,582	7,238
Other assets	11,743	11,615
Separate account assets	165,056	179,873
Total assets	$724,284	$759,708
Liabilities and Equity
Liabilities
Future policy benefits	$195,789	$199,721
Policyholder account balances	206,762	203,473
Other policy-related balances	19,553	17,751
Policyholder dividends payable	450	478
Policyholder dividend obligation	—	1,682
Payables for collateral under securities loaned and other transactions	30,481	31,920
Short-term debt	323	341
Long-term debt	13,848	13,933
Collateral financing arrangement	754	766
Junior subordinated debt securities	3,156	3,156
Deferred income tax liability	5,690	9,693
Liabilities held-for-sale	4,297	6,634
Other liabilities	23,888	22,538
Separate account liabilities	165,056	179,873
Total liabilities	670,047	691,959
Contingencies, Commitments and Guarantees (Note 14)
Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $3,905 and $3,905 aggregate liquidation preference, respectively	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,189,427,155 and 1,186,540,473 shares issued, respectively; 814,805,526 and 825,540,267 shares outstanding, respectively	12	12
Additional paid-in capital	33,531	33,511
Retained earnings	41,406	41,197
Treasury stock, at cost; 374,621,629 and 361,000,206 shares, respectively	(19,072)	(18,157)
Accumulated other comprehensive income (loss)	(1,912)	10,919
Total MetLife, Inc.’s stockholders’ equity	53,965	67,482
Noncontrolling interests	272	267
Total equity	54,237	67,749
Total liabilities and equity	$724,284	$759,708
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2022 and 2021 (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenues
Premiums	$10,771	$10,327
Universal life and investment-type product policy fees	1,418	1,391
Net investment income	4,284	5,314
Other revenues	660	631
Net investment gains (losses)	(518)	134
Net derivative gains (losses)	(859)	(2,235)
Total revenues	15,756	15,562
Expenses
Policyholder benefits and claims	11,193	10,523
Interest credited to policyholder account balances	630	1,351
Policyholder dividends	198	247
Other expenses	3,020	3,150
Total expenses	15,041	15,271
Income (loss) before provision for income tax	715	291
Provision for income tax expense (benefit)	41	(72)
Net income (loss)	674	363
Less: Net income (loss) attributable to noncontrolling interests	5	5
Net income (loss) attributable to MetLife, Inc.	669	358
Less: Preferred stock dividends	63	68
Net income (loss) available to MetLife, Inc.’s common shareholders	$606	$290
Comprehensive income (loss)	$(12,159)	$(7,312)
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	3	5
Comprehensive income (loss) attributable to MetLife, Inc.	$(12,162)	$(7,317)

Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$0.74	$0.33
Diluted	$0.73	$0.33

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Equity
For the Three Months Ended March 31, 2022 and 2021 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$—	$12	$33,511	$41,197	$(18,157)	$10,919	$67,482	$267	$67,749
Treasury stock acquired in connection with share repurchases					(915)		(915)		(915)
Stock-based compensation			20				20		20
Dividends on preferred stock				(63)			(63)		(63)
Dividends on common stock (declared per share of $0.480)				(397)			(397)		(397)
Change in equity of noncontrolling interests							—	2	2
Net income (loss)				669			669	5	674
Other comprehensive income (loss), net of income tax						(12,831)	(12,831)	(2)	(12,833)
Balance at March 31, 2022	$—	$12	$33,531	$41,406	$(19,072)	$(1,912)	$53,965	$272	$54,237

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$—	$12	$33,812	$36,491	$(13,829)	$18,072	$74,558	$259	$74,817
Treasury stock acquired in connection with share repurchases					(999)		(999)		(999)
Stock-based compensation			98				98		98
Dividends on preferred stock				(68)			(68)		(68)
Dividends on common stock (declared per share of $0.460)				(408)			(408)		(408)
Change in equity of noncontrolling interests							—	9	9
Net income (loss)				358			358	5	363
Other comprehensive income (loss), net of income tax						(7,675)	(7,675)	—	(7,675)
Balance at March 31, 2021	$—	$12	$33,910	$36,373	$(14,828)	$10,397	$65,864	$273	$66,137
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2022 and 2021 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in) operating activities	$1,954	$1,496
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	19,737	24,976
Equity securities	384	156
Mortgage loans	3,404	3,663
Real estate and real estate joint ventures	83	106
Other limited partnership interests	901	174
Purchases and originations of:
Fixed maturity securities available-for-sale	(22,616)	(22,143)
Equity securities	(133)	(12)
Mortgage loans	(3,956)	(2,877)
Real estate and real estate joint ventures	(286)	(236)
Other limited partnership interests	(761)	(682)
Cash received in connection with freestanding derivatives	1,092	1,358
Cash paid in connection with freestanding derivatives	(1,914)	(4,788)
Purchases of investments in operating joint ventures	(240)	—
Net change in policy loans	35	85
Net change in short-term investments	3,986	(828)
Net change in other invested assets	(223)	(23)
Other, net	81	17
Net cash provided by (used in) investing activities	(426)	(1,054)
Cash flows from financing activities
Policyholder account balances:
Deposits	28,335	25,722
Withdrawals	(23,653)	(23,527)
Payables for collateral under securities loaned and other transactions:
Net change in payables for collateral under securities loaned and other transactions	(1,331)	(1,426)
Cash paid for other transactions with tenors greater than three months	—	(100)
Long-term debt repaid	(10)	(15)
Collateral financing arrangement repaid	(12)	(12)
Financing element on certain derivative instruments and other derivative related transactions, net	105	326
Treasury stock acquired in connection with share repurchases	(940)	(999)
Dividends on preferred stock	(63)	(68)
Dividends on common stock	(397)	(408)
Other, net	(83)	(57)
Net cash provided by (used in) financing activities	1,951	(564)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(84)	(192)
Change in cash and cash equivalents	3,395	(314)
Cash and cash equivalents, including subsidiaries held-for-sale, beginning of period	20,116	20,560
Cash and cash equivalents, including subsidiaries held-for-sale, end of period	$23,511	$20,246
Cash and cash equivalents, subsidiaries held-for-sale, beginning of period	$69	$765
Cash and cash equivalents, subsidiaries held-for-sale, end of period	$23	$611
Cash and cash equivalents, beginning of period	$20,047	$19,795
Cash and cash equivalents, end of period	$23,488	$19,635

Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$150	$153
Income tax	$95	$281
Non-cash transactions:
Fixed maturity securities available-for-sale received in connection with pension risk transfer transactions	$1,258	$—
Real estate and real estate joint ventures acquired in satisfaction of debt	$2	$170
Increase in equity securities due to in-kind distributions received from other limited partnership interests	$46	$62
Increase in policyholder account balances associated with funding agreement backed notes issued but not settled	$—	$400

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
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2021 consolidated balance sheet data was derived from audited consolidated financial statements included in MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2021 Annual Report.
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
Held-for-Sale
The Company classifies a business as held-for-sale when management has approved or received approval to sell the business, the sale is probable to occur during the next 12 months at a price that is reasonable in relation to its current estimated fair value and certain other specified criteria are met. The business classified as held-for-sale is recorded at the lower of the carrying value and estimated fair value, less cost to sell. If the carrying value of the business exceeds its estimated fair value, less cost to sell, a loss is recognized and reported in net investment gains (losses). Assets and liabilities related to the business classified as held-for-sale are separately reported in the Company's interim condensed consolidated balance sheets in the period in which the business is classified as held-for-sale. See Note 3 for information on a held-for-sale business. If a component of the Company has either been disposed of or is classified as held-for-sale and represents a strategic shift that has or will have a major effect on the Company’s operations and financial results, the results of the component are reported in discontinued operations.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Recent Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. The following tables provide a description of ASUs recently issued by the FASB and the impact of their adoption on the Company’s interim condensed consolidated financial statements.
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

Contract modifications for invested assets and derivative instruments occurred during 2021 and have continued into 2022. Based on actions taken to date, the adoption of the guidance has not had a material impact on the Company’s interim condensed consolidated financial statements. The Company does not expect the adoption of this guidance to have a material ongoing impact and will continue to evaluate the impacts of reference rate reform on contract modifications and hedging relationships through December 31, 2022.

ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance	The guidance requires entities to provide annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy and can include tax credits and other forms of government assistance. Entities are required to disclose information about (i) the nature of the transactions and the related accounting policy used to account for the transactions; (ii) the line items on the balance sheet and income statement that are affected by the transactions, including the associated amounts; and (iii) the significant terms and conditions of the transactions, including commitments and contingencies.	Effective for annual periods beginning January 1, 2022, to be applied prospectively.	The Company is in the process of evaluating and preparing the required annual disclosures, as applicable, to be included in its 2022 consolidated financial statements.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Future Adoption of Accounting Pronouncements
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s interim condensed consolidated financial statements or disclosures. ASUs issued but not yet adopted as of March 31, 2022 that are currently being assessed and may or may not have a material impact on the Company’s interim condensed consolidated financial statements or disclosures are summarized in the table below.

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

The most significant transition impacts are expected to be from: (i) the requirement to account for variable annuity guarantees as market risk benefits measured at fair value, (except for the changes in fair value already recognized under an existing accounting model) and (ii) adjustments to Accumulated other comprehensive income (loss) (“AOCI”) for the change in the current discount rate to be used in measuring the liability for future policy benefits for traditional and limited payment contracts and the removal of shadow account balances associated with long-duration products.

Based on factors such as: (i) the measurement of market risk benefits at fair value; and (ii) the difference between the discount rate currently used for measuring the liability for future policy benefits for traditional and limited payment contracts compared to the observed upper medium grade investment yield at the date of transition for this guidance, the Company’s expected impact of adopting this guidance is anticipated to result in a reduction of total equity. The Company continues to evaluate the impact of the guidance on its interim condensed consolidated financial statements.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures
The amendments in the new ASU eliminate the accounting guidance for troubled debt restructurings (“TDRs”) by creditors that have adopted the current expected credit loss guidance while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, the amendments require that a public business entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases.

January 1, 2023, to be applied prospectively; however, for the transition method related to the recognition and measurement of TDRs, an entity can apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. Entities are permitted to early adopt these amendments, including adoption in any interim period, provided that the amendments are adopted as of the beginning of the annual reporting period that includes the interim period of adoption. In addition, entities are permitted to elect to early adopt the amendments related to TDRs accounting and related disclosure enhancements separately from the amendments related to certain vintage disclosures.
The Company is currently evaluating the impact of the guidance on its interim condensed consolidated financial statements and the alternative methods of adoption.
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
		January 1, 2023, to be applied prospectively (with early adoption permitted).	The Company is currently evaluating the impact of the guidance on its interim condensed consolidated financial statements.

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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months ended March 31, 2022 and 2021. The segment accounting policies are the same as those used to prepare the Company’s interim condensed consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended March 31, 2022	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$7,164	$1,553	$732	$509	$776	$(4)	$10,730	$41	$10,771
Universal life and investment-type product policy fees	297	448	290	88	269	—	1,392	26	1,418
Net investment income	1,874	1,242	322	41	1,409	104	4,992	(708)	4,284
Other revenues	426	21	9	9	44	101	610	50	660
Net investment gains (losses)	—	—	—	—	—	—	—	(518)	(518)
Net derivative gains (losses)	—	—	—	—	—	—	—	(859)	(859)
Total revenues	9,761	3,264	1,353	647	2,498	201	17,724	(1,968)	15,756
Expenses
Policyholder benefits and claims and policyholder dividends	7,566	1,228	769	282	1,518	(7)	11,356	35	11,391
Interest credited to policyholder account balances	347	498	68	17	202	—	1,132	(502)	630
Capitalization of DAC	(23)	(392)	(113)	(101)	(7)	(3)	(639)	(11)	(650)
Amortization of DAC and VOBA	14	288	80	86	76	2	546	(9)	537
Amortization of negative VOBA	—	(8)	—	(1)	—	—	(9)	—	(9)
Interest expense on debt	2	—	3	—	1	219	225	—	225
Other expenses	979	837	354	296	236	136	2,838	79	2,917
Total expenses	8,885	2,451	1,161	579	2,026	347	15,449	(408)	15,041
Provision for income tax expense (benefit)	183	233	50	16	95	(92)	485	(444)	41
Adjusted earnings	$693	$580	$142	$52	$377	$(54)	1,790
Adjustments to:
Total revenues							(1,968)
Total expenses							408
Provision for income tax (expense) benefit							444
Net income (loss)							$674		$674

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended March 31, 2021	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,699	$1,685	$595	$598	$827	$58	$9,462	$865	$10,327
Universal life and investment-type product policy fees	297	458	270	67	274	—	1,366	25	1,391
Net investment income	2,010	1,264	299	63	1,646	12	5,294	20	5,314
Other revenues	396	18	10	13	62	86	585	46	631
Net investment gains (losses)	—	—	—	—	—	—	—	134	134
Net derivative gains (losses)	—	—	—	—	—	—	—	(2,235)	(2,235)
Total revenues	8,402	3,425	1,174	741	2,809	156	16,707	(1,145)	15,562
Expenses
Policyholder benefits and claims and policyholder dividends	6,142	1,297	761	343	1,523	40	10,106	664	10,770
Interest credited to policyholder account balances	359	489	59	24	210	—	1,141	210	1,351
Capitalization of DAC	(18)	(435)	(95)	(127)	(8)	(3)	(686)	(89)	(775)
Amortization of DAC and VOBA	16	314	60	62	54	2	508	82	590
Amortization of negative VOBA	—	(7)	—	(2)	—	—	(9)	—	(9)
Interest expense on debt	1	—	1	—	1	224	227	1	228
Other expenses	911	899	335	349	253	107	2,854	262	3,116
Total expenses	7,411	2,557	1,121	649	2,033	370	14,141	1,130	15,271
Provision for income tax expense (benefit)	207	245	13	21	158	(111)	533	(605)	(72)
Adjusted earnings	$784	$623	$40	$71	$618	$(103)	2,033
Adjustments to:
Total revenues							(1,145)
Total expenses							(1,130)
Provision for income tax (expense) benefit							605
Net income (loss)							$363		$363

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)
The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	March 31, 2022	December 31, 2021
	(In millions)
U.S.	$271,448	$282,741
Asia	162,336	169,291
Latin America	62,509	59,763
EMEA	23,039	27,038
MetLife Holdings	169,126	179,551
Corporate & Other	35,826	41,324
Total	$724,284	$759,708
3. Dispositions
Disposition of MetLife Poland and Greece
In July 2021, the Company entered into definitive agreements to sell its wholly-owned subsidiaries in Poland and Greece (collectively, “MetLife Poland and Greece”) to NN Group N.V. for $738 million in total consideration, including a pre-closing dividend of $43 million. In January 2022 and April 2022, the Company completed the sales of its wholly-owned subsidiaries in Greece and Poland, respectively. In connection with the sales, an expected loss of $32 million, net of income tax, was recorded for the three months ended March 31, 2022, which was reflected in net investment gains (losses) and resulted in a total expected loss on the sales of $246 million, net of income tax. MetLife Poland and Greece results of operations are reported in the EMEA segment adjusted earnings through June 30, 2021. See Note 2 for information on accounting for divested business.
MetLife Poland and Greece met the criteria in the second quarter of 2021 to be classified as held-for-sale but did not meet the criteria to be classified as discontinued operations. As a result, the related assets and liabilities are included in the separate held-for-sale line items of the asset and liability sections of the interim condensed consolidated balance sheet until the quarter in which the disposition is completed.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Dispositions (continued)
The following table summarizes the assets and liabilities held-for-sale:

	March 31, 2022 (1)	December 31, 2021 (2)
	(In millions)
Assets:
Fixed maturity securities available-for-sale	$806	$2,043
Contractholder-directed equity securities	286	1,114
Other investments	8	118
Total investments	1,100	3,275
Cash and cash equivalents	23	69
Deferred policy acquisition costs and value of business acquired	76	138
Other	178	259
Separate account assets	3,205	3,497
Total assets held-for-sale	$4,582	$7,238

Liabilities:
Future policy benefits	$405	$916
Policyholder account balances	619	2,005
Other policy-related balances	28	103
Other	40	113
Separate account liabilities	3,205	3,497
Total liabilities held-for-sale	$4,297	$6,634
__________________
(1)Includes MetLife Poland assets and liabilities.
(2)Includes MetLife Poland and Greece assets and liabilities.
MetLife Poland and Greece income (loss) before provision for income tax as reflected in the interim condensed consolidated statements of operations was $19 million and $15 million for the three months ended March 31, 2022 and 2021, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Insurance
Guarantees
As discussed in Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report, the Company issues directly and assumes through reinsurance variable annuity products with guaranteed minimum benefits. Guaranteed minimum accumulation benefits (“GMABs”), the non-life contingent portion of guaranteed minimum withdrawal benefits (“GMWBs”) and certain non-life contingent portions of GMIBs are accounted for as embedded derivatives in policyholder account balances and are further discussed in Note 7.
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
Information regarding the Company’s guarantee exposure, which includes direct and assumed business, but excludes offsets from hedging or ceded reinsurance, if any, was as follows at:

	March 31, 2022				December 31, 2021
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts:
Variable Annuity Guarantees:
Total account value (1), (2), (3)	$56,925		$20,994		$62,281		$23,121
Separate account value (1)	$37,883		$19,452		$42,043		$21,508
Net amount at risk (2)	$2,562	(4)	$549	(5)	$1,490	(4)	$500	(5)
Average attained age of contractholders	69 years		68 years		68 years		66 years
Other Annuity Guarantees:
Total account value (1), (3)	N/A		$4,750		N/A		$5,002
Net amount at risk	N/A		$193	(6)	N/A		$196	(6)
Average attained age of contractholders	N/A		56 years		N/A		56 years

	March 31, 2022		December 31, 2021
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts:
Total account value (1), (3)	$13,068	$2,658	$13,678	$2,694
Net amount at risk (7)	$78,887	$12,422	$78,762	$12,657
Average attained age of policyholders	54 years	66 years	55 years	66 years
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
(3)Includes the contractholders’ investments in the general account and separate account, if applicable.

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
Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Balance, beginning of period	$20,013	$18,591
Less: Reinsurance recoverables	3,121	2,417
Net balance, beginning of period	16,892	16,174
Incurred related to:
Current period	6,948	6,671
Prior periods (1)	388	613
Total incurred	7,336	7,284
Paid related to:
Current period	(3,197)	(3,520)
Prior periods	(3,677)	(3,820)
Total paid	(6,874)	(7,340)
Reclassified to liabilities held-for-sale	—	(47)
Net balance, end of period	17,354	16,071
Add: Reinsurance recoverables	3,152	3,095
Balance, end of period (included in future policy benefits and other policy-related balances)	$20,506	$19,166

__________________
(1)The three months ended March 31, 2022 and 2021 include incurred claim activity and claim adjustment expenses associated with prior periods but reported in the respective current period, which contain impacts related to the COVID-19 pandemic, partially offset by additional premiums recorded for experience-rated contracts that are not reflected in the table above.

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
Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	March 31, 2022	December 31, 2021
	(In millions)
Closed Block Liabilities
Future policy benefits	$37,787	$38,046
Other policy-related balances	312	290
Policyholder dividends payable	249	253
Policyholder dividend obligation	—	1,682
Deferred income tax liability	146	210
Other liabilities	337	263
Total closed block liabilities	38,831	40,744
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	23,412	25,669
Equity securities, at estimated fair value	14	21
Mortgage loans	6,462	6,417
Policy loans	4,149	4,191
Real estate and real estate joint ventures	547	565
Other invested assets	551	535
Total investments	35,135	37,398
Cash and cash equivalents	203	126
Accrued investment income	389	384
Premiums, reinsurance and other receivables	38	50
Current income tax recoverable	89	81
Total assets designated to the closed block	35,854	38,039
Excess of closed block liabilities over assets designated to the closed block	2,977	2,705
AOCI:
Unrealized investment gains (losses), net of income tax	970	2,562
Unrealized gains (losses) on derivatives, net of income tax	123	107
Allocated to policyholder dividend obligation, net of income tax	—	(1,329)
Total amounts included in AOCI	1,093	1,340
Maximum future earnings to be recognized from closed block assets and liabilities	$4,070	$4,045

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Closed Block (continued)
Information regarding the closed block policyholder dividend obligation was as follows:

	Three Months Ended March 31, 2022	Year Ended December 31, 2021
	(In millions)
Balance, beginning of period	$1,682	$2,969
Change in unrealized investment and derivative gains (losses)	(1,682)	(1,287)
Balance, end of period	$—	$1,682
Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Revenues
Premiums	$275	$320
Net investment income	361	393
Net investment gains (losses)	(32)	6
Net derivative gains (losses)	3	1
Total revenues	607	720
Expenses
Policyholder benefits and claims	483	546
Policyholder dividends	133	178
Other expenses	23	25
Total expenses	639	749
Revenues, net of expenses before provision for income tax expense (benefit)	(32)	(29)
Provision for income tax expense (benefit)	(7)	(6)
Revenues, net of expenses and provision for income tax expense (benefit)	$(25)	$(23)
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments
Fixed Maturity Securities Available-for-Sale
Fixed Maturity Securities Available-for-Sale by Sector
The following table presents fixed maturity securities available-for-sale (“AFS”) by sector. U.S. corporate and foreign corporate sectors include redeemable preferred stock. Residential mortgage-backed securities (“RMBS”) includes agency, prime, alternative and sub-prime mortgage-backed securities. Asset-backed securities and collateralized loan obligations (“ABS & CLO”), previously disclosed as ABS in the 2021 Annual Report, includes securities collateralized by consumer loans, corporate loans and broadly syndicated bank loans. Municipals includes taxable and tax-exempt revenue bonds and, to a much lesser extent, general obligations of states, municipalities and political subdivisions. Commercial mortgage-backed securities (“CMBS”) primarily includes securities collateralized by multiple commercial mortgage loans. RMBS, ABS & CLO and CMBS are, collectively, “Structured Products.”

	March 31, 2022					December 31, 2021
	Amortized Cost		Gross Unrealized (1)		Estimated Fair Value	Amortized Cost		Gross Unrealized (1)		Estimated Fair Value
Sector		Allowance for Credit Loss	Gains	Losses			Allowance for Credit Loss	Gains	Losses
	(In millions)
U.S. corporate	$84,609	$(13)	$4,622	$2,082	$87,136	$82,694	$(30)	$10,651	$281	$93,034
Foreign corporate	61,061	(102)	2,345	2,175	61,129	59,124	(28)	5,275	731	63,640
Foreign government	55,741	(226)	3,754	1,987	57,282	56,848	(19)	5,603	823	61,609
U.S. government and agency	38,166	—	3,312	1,144	40,334	41,068	—	5,807	276	46,599
RMBS	30,541	—	663	1,124	30,080	29,152	—	1,440	188	30,404
ABS & CLO	19,640	—	59	394	19,305	18,443	—	185	59	18,569
Municipals	12,109	—	1,247	398	12,958	11,761	—	2,464	13	14,212
CMBS	12,005	(14)	143	279	11,855	11,794	(14)	476	49	12,207
Total fixed maturity securities AFS	$313,872	$(355)	$16,145	$9,583	$320,079	$310,884	$(91)	$31,901	$2,420	$340,274
_________________
(1)Excludes gross unrealized gains (losses) related to assets held-for-sale; these unrealized gains (losses) are included in AOCI as no component of equity is held-for-sale. See Note 3 for information on the Company’s business dispositions.
The Company held non-income producing fixed maturity securities AFS with an estimated fair value of $176 million and $22 million at March 31, 2022 and December 31, 2021, respectively, with unrealized gains (losses) of $8 million at both March 31, 2022 and December 31, 2021.
Maturities of Fixed Maturity Securities AFS
The amortized cost, net of allowance for credit loss (“ACL”) and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at March 31, 2022:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost, net of ACL	$8,804	$53,049	$57,391	$132,101	$62,172	$313,517
Estimated fair value	$8,866	$53,469	$58,818	$137,686	$61,240	$320,079

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

	March 31, 2022				December 31, 2021
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
Sector & Credit Quality	Estimated Fair Value	Gross Unrealized Losses (1)	Estimated Fair Value	Gross Unrealized Losses (1)	Estimated Fair Value	Gross Unrealized Losses (1)	Estimated Fair Value	Gross Unrealized Losses (1)
	(Dollars in millions)
U.S. corporate	$28,039	$1,726	$2,560	$355	$8,076	$165	$1,499	$116
Foreign corporate	24,694	1,679	3,465	487	10,011	404	2,834	327
Foreign government	14,173	886	6,360	1,071	7,812	319	5,377	502
U.S. government and agency	16,795	724	2,225	420	14,419	138	1,571	138
RMBS	16,253	889	2,143	235	10,363	158	417	30
ABS & CLO	14,605	347	1,127	47	8,150	39	804	20
Municipals	4,175	382	84	16	524	10	65	3
CMBS	6,447	240	757	39	2,664	31	657	18
Total fixed maturity securities AFS	$125,181	$6,873	$18,721	$2,670	$62,019	$1,264	$13,224	$1,154
Investment grade	$118,393	$6,493	$17,480	$2,498	$58,358	$1,123	$12,022	$1,025
Below investment grade	6,788	380	1,241	172	3,661	141	1,202	129
Total fixed maturity securities AFS	$125,181	$6,873	$18,721	$2,670	$62,019	$1,264	$13,224	$1,154
Total number of securities in an unrealized loss position	10,263		1,652		4,774		979
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
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL increased $7.1 billion for the three months ended March 31, 2022 to $9.5 billion primarily due to increases in interest rates, widening credit spreads, and, to a lesser extent, the impact of weakening foreign currencies on certain non-functional currency denominated fixed maturity securities.
Gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater were $2.7 billion at March 31, 2022, or 28% of the total gross unrealized losses on securities without an ACL.
Investment Grade Fixed Maturity Securities AFS
Of the $2.7 billion of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $2.5 billion, or 93%, were related to 1,462 investment grade securities. Unrealized losses on investment grade securities are principally related to widening credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
Below Investment Grade Fixed Maturity Securities AFS
Of the $2.7 billion of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $172 million, or 7%, were related to 190 below investment grade securities. Unrealized losses on below investment grade securities are principally related to U.S. corporate and foreign corporate securities (primarily industrial and consumer) and foreign government securities. These unrealized losses are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty, as well as, with respect to fixed-rate securities, rising interest rates since purchase. Management evaluates U.S. corporate and foreign corporate securities based on several factors such as expected cash flows, financial condition and near-term and long-term prospects of the issuers. Management evaluates foreign government securities based on factors impacting the issuers such as expected cash flows, financial condition of the issuers and any country specific economic conditions or public sector programs to restructure foreign government securities.
Current Period Evaluation
At March 31, 2022, with respect to securities in an unrealized loss position without an ACL, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Based on the Company’s current evaluation of its securities in an unrealized loss position without an ACL, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at March 31, 2022.
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

	U.S. Corporate	Foreign Corporate	Foreign Government	CMBS	Total
Three Months Ended March 31, 2022	(In millions)
Balance, at beginning of period	$30	$28	$19	$14	$91
Additions:
ACL not previously recorded	13	67	207	—	287
Changes for securities with previously recorded ACL	—	7	—	—	7
Reductions:
Securities sold or exchanged	(8)	—	—	—	(8)
Write-offs	(22)	—	—	—	(22)
Balance, at end of period	$13	$102	$226	$14	$355
Three Months Ended March 31, 2021
Balance, at beginning of period	$44	$16	$21	$—	$81
Additions:
ACL not previously recorded	—	21	—	7	28
Reductions:
Changes for securities with previously recorded ACL	(1)	(4)	—	—	(5)
Securities sold or exchanged	—	—	—	—	—
Write-offs	—	—	—	—	—
Balance, at end of period	$43	$33	$21	$7	$104

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
Equity Securities
The following table presents equity securities by security type. Common stock includes common stock, exchange traded funds, mutual funds and real estate investment trusts.

	March 31, 2022			December 31, 2021
	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Security Type
		(In millions)
Common stock	$550	$272	$822	$784	$295	$1,079
Non-redeemable preferred stock	169	(3)	166	189	1	190
Total	$719	$269	$988	$973	$296	$1,269
________________
(1)Represents cumulative changes in estimated fair value, recognized in earnings, and not in Other Comprehensive Income (Loss) (“OCI”).
Contractholder-Directed Equity Securities and FVO Securities
The following table presents these investments by asset type. Contractholder-directed investments supporting unit-linked variable annuity type liabilities (“Unit-linked investments”) are primarily equity securities (including mutual funds) and, to a lesser extent, fixed income investments and cash and cash equivalents.

	March 31, 2022			December 31, 2021
	Cost or Amortized Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost or Amortized Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Asset Type
		(Dollars in millions)
Unit-linked investments	$8,509	$1,332	$9,841	$8,643	$1,897	$10,540
FVO Securities	1,261	316	1,577	1,243	359	1,602
Total	$9,770	$1,648	$11,418	$9,886	$2,256	$12,142
________________
(1)Represents cumulative changes in estimated fair value, recognized in earnings, and not in OCI.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2022		December 31, 2021
Portfolio Segment	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$51,117	63.9%	$50,553	63.7%
Agricultural	17,882	22.4	18,111	22.8
Residential	11,465	14.4	11,196	14.1
Total amortized cost	80,464	100.7	79,860	100.6
Allowance for credit loss	(615)	(0.8)	(634)	(0.8)
Subtotal mortgage loans, net	79,849	99.9	79,226	99.8
Residential — FVO	119	0.1	127	0.2
Total mortgage loans, net	$79,968	100.0%	$79,353	100.0%
The Company elects the FVO for certain residential mortgage loans that are managed on a total return basis, with changes in estimated fair value included in net investment income. See Note 8 for further information.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
The amount of net (discounts) premiums and deferred (fees) expenses, included within total amortized cost, primarily attributable to residential mortgage loans was ($717) million and ($759) million at March 31, 2022 and December 31, 2021, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at March 31, 2022 was $184 million, $124 million and $84 million, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at December 31, 2021 was $180 million, $161 million and $86 million, respectively.
Purchases of mortgage loans, consisting primarily of residential mortgage loans, were $841 million and $454 million for the three months ended March 31, 2022 and 2021, respectively.
Rollforward of Allowance for Credit Loss for Mortgage Loans by Portfolio Segment
The rollforward of ACL for mortgage loans, by portfolio segment, is as follows:

	Three Months Ended March 31,
	2022				2021
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$340	$88	$206	$634	$252	$106	$232	$590
Provision (release)	(12)	15	(21)	(18)	(5)	(14)	(30)	(49)
Charge-offs, net of recoveries	—	—	(1)	(1)	—	(13)	—	(13)
Balance, end of period	$328	$103	$184	$615	$247	$79	$202	$528
Allowance for Credit Loss Methodology
The Company records an allowance for expected lifetime credit loss in earnings within net investment gains (losses) in an amount that represents the portion of the amortized cost basis of mortgage loans that the Company does not expect to collect, resulting in mortgage loans being presented at the net amount expected to be collected. In determining the Company’s ACL, management applies significant judgment to estimate expected lifetime credit loss, including: (i) pooling mortgage loans that share similar risk characteristics, (ii) considering expected lifetime credit loss over the contractual term of its mortgage loans adjusted for expected prepayments and any extensions, and (iii) considering past events and current and forecasted economic conditions. Each of the Company’s commercial, agricultural and residential mortgage loan portfolio segments are evaluated separately. The ACL is calculated for each mortgage loan portfolio segment based on inputs unique to each loan portfolio segment. On a quarterly basis, mortgage loans within a portfolio segment that share similar risk characteristics, such as internal risk ratings or consumer credit scores, are pooled for calculation of ACL. On an ongoing basis, mortgage loans with dissimilar risk characteristics (i.e., loans with significant declines in credit quality), collateral dependent mortgage loans (i.e., when the borrower is experiencing financial difficulty, including when foreclosure is reasonably possible or probable) and reasonably expected TDRs (i.e., the Company grants concessions to borrower that is experiencing financial difficulties) are evaluated individually for credit loss. The ACL for loans evaluated individually are established using the same methodologies for all three portfolio segments. For example, the ACL for a collateral dependent loan is established as the excess of amortized cost over the estimated fair value of the loan’s underlying collateral, less selling cost when foreclosure is probable. Accordingly, the change in the estimated fair value of collateral dependent loans, which are evaluated individually for credit loss, is recorded as a change in the ACL which is recorded on a quarterly basis as a charge or credit to earnings in net investment gains (losses).

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
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at March 31, 2022:

Credit Quality Indicator	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$1,134	$5,671	$4,841	$5,306	$5,547	$14,767	$2,300	$39,566	77.4%
65% to 75%	528	1,528	744	2,577	1,404	2,177	—	8,958	17.5
76% to 80%	5	29	52	411	201	309	—	1,007	2.0
Greater than 80%	8	—	—	4	79	1,495	—	1,586	3.1
Total	$1,675	$7,228	$5,637	$8,298	$7,231	$18,748	$2,300	$51,117	100.0%
DSCR:
> 1.20x	$1,652	$6,503	$5,325	$7,582	$6,689	$15,547	$2,300	$45,598	89.2%
1.00x - 1.20x	—	297	18	76	258	907	—	1,556	3.0
<1.00x	23	428	294	640	284	2,294	—	3,963	7.8
Total	$1,675	$7,228	$5,637	$8,298	$7,231	$18,748	$2,300	$51,117	100.0%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at March 31, 2022:

Credit Quality Indicator	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$437	$2,524	$2,765	$1,790	$2,497	$4,855	$1,045	$15,913	89.0%
65% to 75%	100	328	377	233	116	602	82	1,838	10.3
76% to 80%	—	—	—	—	—	11	—	11	—
Greater than 80%	—	—	—	76	—	42	2	120	0.7
Total	$537	$2,852	$3,142	$2,099	$2,613	$5,510	$1,129	$17,882	100.0%
The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at March 31, 2022:

Credit Quality Indicator	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$238	$1,296	$421	$1,125	$530	$7,305	$—	$10,915	95.2%
Nonperforming (1)	—	3	9	62	22	454	—	550	4.8
Total	$238	$1,299	$430	$1,187	$552	$7,759	$—	$11,465	100.0%
__________________
(1)Includes residential mortgage loans in process of foreclosure of $80 million and $70 million at March 31, 2022 and December 31, 2021, respectively.
LTV ratios compare the unpaid principal balance of the loan to the estimated fair value of the underlying collateral. The amortized cost of commercial and agricultural mortgage loans with an LTV ratio in excess of 100% was $808 million, or 1% of total commercial and agricultural mortgage loans, at March 31, 2022.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both March 31, 2022 and December 31, 2021. The Company defines delinquency consistent with industry practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL, by portfolio segment, were as follows:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual
Portfolio Segment	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
	(In millions)
Commercial	$3	$13	$3	$13	$155	$155
Agricultural	169	124	61	16	225	225
Residential	550	450	13	8	537	442
Total	$722	$587	$77	$37	$917	$822
The amortized cost for nonaccrual commercial, agricultural and residential mortgage loans at beginning of year 2021 was $317 million, $266 million and $534 million, respectively. The amortized cost for nonaccrual agricultural mortgage loans with no ACL was $134 million at both March 31, 2022 and December 31, 2021. There were no nonaccrual commercial or residential mortgage loans without an ACL at either March 31, 2022 or December 31, 2021.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
Real Estate and Real Estate Joint Ventures
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method real estate joint ventures. Real estate investments, by income type, as well as income earned, were as follows at and for the periods indicated:

	March 31, 2022	December 31, 2021	Three Months Ended March 31,
			2022	2021
Income Type	Carrying Value		Income
	(In millions)
Leased real estate investments	$5,028	$5,146	$106	$111
Other real estate investments	473	474	32	42
Real estate joint ventures	6,878	6,596	190	23
Total real estate and real estate joint ventures	$12,379	$12,216	$328	$176
The carrying value of real estate investments acquired through foreclosure was $181 million at both March 31, 2022 and December 31, 2021. Depreciation expense on real estate investments was $28 million and $30 million for the three months ended March 31, 2022 and 2021, respectively. Real estate investments were net of accumulated depreciation of $901 million and $883 million at March 31, 2022 and December 31, 2021, respectively.
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
See Note 8 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report for a summary of leased real estate investments and income earned, by property type.
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
Lease receivables are generally due in periodic installments. The payment periods for leveraged leases generally range from one to 10 years, but in certain circumstances can be over 10 years, while the payment periods for direct financing leases generally range from one to 25 years but in certain circumstances can be over 25 years.

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
The investment in leveraged and direct financing leases, net of ACL, was $776 million and $1.2 billion, respectively, at March 31, 2022 and $787 million and $1.1 billion, respectively, at December 31, 2021. The ACL for leveraged and direct financing leases was $37 million and $40 million at March 31, 2022 and December 31, 2021, respectively.
Cash Equivalents
Cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $13.4 billion and $9.0 billion, principally at estimated fair value, at March 31, 2022 and December 31, 2021, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities AFS and derivatives and the effect on policyholder liabilities, DAC, VOBA and deferred sales inducements (“DSI”) that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	March 31, 2022	December 31, 2021
	(In millions)
Fixed maturity securities AFS	$6,413	$29,461
Derivatives	1,861	2,061
Other	337	389
Subtotal	8,611	31,911
Amounts allocated from:
Policyholder liabilities	(427)	(4,978)
DAC, VOBA and DSI	(743)	(3,208)
Subtotal	(1,170)	(8,186)
Deferred income tax benefit (expense)	(2,237)	(6,031)
Net unrealized investment gains (losses)	5,204	17,694
Net unrealized investment gains (losses) attributable to noncontrolling interests	(22)	(23)
Net unrealized investment gains (losses) attributable to MetLife, Inc.	$5,182	$17,671

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
The changes in net unrealized investment gains (losses) were as follows:

Three Months Ended March 31, 2022
(In millions)
Balance, beginning of period	$17,671
Unrealized investment gains (losses) during the period	(23,300)
Unrealized investment gains (losses) relating to:
Policyholder liabilities	4,551
DAC, VOBA and DSI	2,465
Deferred income tax benefit (expense)	3,794
Net unrealized investment gains (losses)	5,181
Net unrealized investment gains (losses) attributable to noncontrolling interests	1
Balance, end of period	$5,182
Change in net unrealized investment gains (losses)	$(12,490)
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	1
Change in net unrealized investment gains (losses) attributable to MetLife, Inc.	$(12,489)
Concentrations of Credit Risk
Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at estimated fair value at March 31, 2022 and December 31, 2021, were in fixed income securities of the Japanese government and its agencies of $30.1 billion and $32.7 billion, respectively, and in fixed income securities of the South Korean government and its agencies of $6.5 billion and $7.1 billion, respectively.
Securities Lending Transactions and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of these transactions and agreements accounted for as secured borrowings were as follows:

	March 31, 2022			December 31, 2021
	Securities (1)			Securities (1)
Agreement Type	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$20,687	$21,077	$20,900	$20,654	$21,055	$21,319
Repurchase agreements	$3,392	$3,325	$3,288	$3,416	$3,325	$3,357
__________________
(1)These securities were included within fixed maturity securities AFS, short-term investments and cash equivalents at March 31, 2022 and within fixed maturity securities AFS at December 31, 2021.
(2)The liability for cash collateral is included within payables for collateral under securities loaned and other transactions.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
Contractual Maturities
Contractual maturities of these transactions and agreements accounted for as secured borrowings were as follows:

	March 31, 2022					December 31, 2021
	Remaining Maturities					Remaining Maturities
Security Type	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total
	(In millions)
Cash collateral liability by security type:
Securities lending:
U.S. government and agency	$5,873	$6,392	$7,720	$—	$19,985	$5,900	$7,052	$7,055	$—	$20,007
Foreign government	—	328	715	—	1,043	—	285	762	—	1,047
Agency RMBS	—	—	49	—	49	—	—	—	—	—
U.S. corporate	—	—	—	—	—	1	—	—	—	1
Total	$5,873	$6,720	$8,484	$—	$21,077	$5,901	$7,337	$7,817	$—	$21,055

Repurchase agreements:
U.S. government and agency	$—	$3,325	$—	$—	$3,325	$—	$3,325	$—	$—	$3,325
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

	March 31, 2022	December 31, 2021
	(In millions)
Invested assets on deposit (regulatory deposits)	$1,744	$1,872
Invested assets held in trust (external reinsurance agreements) (1)	1,008	1,114
Invested assets pledged as collateral (2)	26,267	24,261
Total invested assets on deposit, held in trust and pledged as collateral	$29,019	$27,247
__________________
(1)    Represents assets held in trust related to third-party reinsurance agreements. Excludes assets held in trust related to reinsurance agreements between wholly-owned subsidiaries of $2.0 billion and $2.1 billion at March 31, 2022 and December 31, 2021, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
(2)     The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements, secured debt and short-term debt related to repurchase agreements and a collateral financing arrangement (see Notes 4, 13 and 14 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report) and derivative transactions (see Note 7).

See “— Securities Lending Transactions and Repurchase Agreements” for information regarding securities supporting securities lending transactions and repurchase agreements and Note 5 for information regarding investments designated to the closed block. In addition, the Company’s investment in Federal Home Loan Bank common stock, included within other invested assets, which is considered restricted until redeemed by the issuers, was $791 million and $769 million, at redemption value, at March 31, 2022 and December 31, 2021, respectively.
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
The following table presents the total assets and total liabilities relating to investment related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	March 31, 2022		December 31, 2021
Asset Type	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Investment funds (primarily other invested assets)	$293	$1	$292	$1
Renewable energy partnership (primarily other invested assets)	80	1	79	—
Other investments (primarily other assets)	1	—	1	—
Total	$374	$2	$372	$1
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	March 31, 2022		December 31, 2021
Asset Type	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS (2)	$61,959	$61,959	$62,654	$62,654
Other limited partnership interests	13,285	19,396	13,287	20,720
Other invested assets	1,456	1,510	1,257	1,314
Other investments	910	932	776	926
Total	$77,610	$83,797	$77,974	$85,614
__________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
(1)The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $6 million and $5 million at March 31, 2022 and December 31, 2021, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.
(2)For variable interests in Structured Products included within fixed maturity securities AFS, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 14, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for either the three months ended March 31, 2022 or 2021.
Net Investment Income
The composition of net investment income by asset type was as follows:

	Three Months Ended March 31,
Asset Type	2022	2021
	(In millions)
Fixed maturity securities AFS	$2,714	$2,753
Equity securities	7	11
FVO Securities	(65)	36
Mortgage loans	824	863
Policy loans	116	121
Real estate and real estate joint ventures	328	176
Other limited partnership interests	926	1,282
Cash, cash equivalents and short-term investments	31	25
Operating joint ventures	18	23
Other	126	54
Subtotal investment income	5,025	5,344
Less: Investment expenses	242	237
Subtotal, net	4,783	5,107
Unit-linked investments	(499)	207
Net investment income	$4,284	$5,314
Net investment income included realized and unrealized gains (losses) recognized in earnings of ($523) million and $261 million for the three months ended March 31, 2022 and 2021, respectively. The amount includes realized gains (losses) on sales and disposals, primarily related to FVO securities (“FVO Securities”) and Unit-linked investments, of $69 million and $167 million for the three months ended March 31, 2022 and 2021, respectively. The amount also includes unrealized gains (losses), representing changes in estimated fair value, recognized in earnings, primarily related to FVO Securities and Unit-linked investments, of ($592) million and $94 million for the three months ended March 31, 2022 and 2021, respectively.
Changes in estimated fair value subsequent to purchase of FVO Securities and Unit-linked investments still held as of the end of the respective periods and included in net investment income were ($507) million and $197 million for the three months ended March 31, 2022 and 2021, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
Net investment income from equity method investments, comprised primarily of real estate joint ventures, other limited partnership interests, tax credit and renewable energy partnerships and operating joint ventures, was $1.1 billion and $1.3 billion for the three months ended March 31, 2022 and 2021, respectively.
Net Investment Gains (Losses)
Net Investment Gains (Losses) by Asset Type and Transaction Type
The composition of net investment gains (losses) by asset type and transaction type was as follows:

	Three Months Ended March 31,
Asset Type	2022	2021
	(In millions)
Fixed maturity securities AFS	$(598)	$(67)
Equity securities	(50)	75
Mortgage loans	44	60
Real estate and real estate joint ventures (excluding changes in estimated fair value)	4	48
Other limited partnership interests (excluding changes in estimated fair value)	18	(5)
Other gains (losses)	66	23
Subtotal	(516)	134
Change in estimated fair value of other limited partnership interests and real estate joint ventures	7	9
Non-investment portfolio gains (losses)	(9)	(9)
Subtotal	(2)	—
Net investment gains (losses)	$(518)	$134

Transaction Type
Realized gains (losses) on investments sold or disposed	$(211)	$3
Impairments	(40)	—
Recognized gains (losses):
Change in allowance for credit loss recognized in earnings	(243)	22
Unrealized net gains (losses) recognized in earnings	(15)	118
Total recognized gains (losses)	(258)	140
Non-investment portfolio gains (losses)	(9)	(9)
Net investment gains (losses)	$(518)	$134
Net realized investment gains (losses) of ($142) million and $170 million for the three months ended March 31, 2022 and 2021, respectively, represent realized gains (losses) on sales and disposals from all invested asset classes, including realized gains (losses) on sales and disposals recognized in net investment income, primarily related to FVO Securities and Unit-linked investments.
Changes in estimated fair value subsequent to purchase of equity securities still held as of the end of the period included in net investment gains (losses) were ($24) million and $71 million for the three months ended March 31, 2022 and 2021, respectively.
Other gains (losses) included $18 million and $29 million reclassified from AOCI to earnings due to the sale of certain investments that were hedged in qualifying cash flow hedges for the three months ended March 31, 2022 and 2021, respectively.
Net investment gains (losses) includes gains (losses) from foreign currency transactions of $123 million and $9 million for the three months ended March 31, 2022 and 2021, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
Fixed Maturity Securities AFS and Equity Securities – Composition of Net Investment Gains (Losses)
The composition of net investment gains (losses) for these securities is as follows:

	Three Months Ended March 31,
Fixed Maturity Securities AFS	2022	2021
	(In millions)
Proceeds	$14,024	$15,640
Gross investment gains	$109	$218
Gross investment (losses)	(403)	(259)
Realized gains (losses) on sales and disposals	(294)	(41)
Net credit loss (provision) release (change in ACL recognized in earnings)	(264)	(26)
Impairment (loss)	(40)	—
Net credit loss (provision) release and impairment (loss)	(304)	(26)
Net investment gains (losses)	$(598)	$(67)

Equity Securities
Realized gains (losses) on sales and disposals	$(30)	$(32)
Unrealized net gains (losses) recognized in earnings	(20)	107
Net investment gains (losses)	$(50)	$75
7. Derivatives
Accounting for Derivatives
See Note 1 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report for a description of the Company’s accounting policies for derivatives and Note 8 for information about the fair value hierarchy for derivatives.
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
For detailed information on these contracts and the related strategies, see Note 9 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		March 31, 2022			December 31, 2021
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$4,347	$1,875	$124	$3,550	$2,164	$6
Foreign currency swaps	Foreign currency exchange rate	740	25	6	801	11	23
Foreign currency forwards	Foreign currency exchange rate	1,536	1	93	1,636	—	58
Subtotal		6,623	1,901	223	5,987	2,175	87
Cash flow hedges:
Interest rate swaps	Interest rate	3,778	26	—	4,117	6	1
Interest rate forwards	Interest rate	7,425	6	460	6,889	89	119
Foreign currency swaps	Foreign currency exchange rate	42,334	1,852	1,339	41,095	1,600	1,557
Subtotal		53,537	1,884	1,799	52,101	1,695	1,677
Net investment in a foreign operation (“NIFO”) hedges:
Foreign currency forwards	Foreign currency exchange rate	292	7	2	—	—	—
Currency options	Foreign currency exchange rate	3,000	177	—	3,000	139	—
Subtotal		3,292	184	2	3,000	139	—
Total qualifying hedges		63,452	3,969	2,024	61,088	4,009	1,764
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	34,867	2,850	502	38,860	3,644	115
Interest rate floors	Interest rate	7,451	66	—	7,701	145	—
Interest rate caps	Interest rate	66,410	567	—	65,559	124	—
Interest rate futures	Interest rate	1,225	—	6	1,615	4	—
Interest rate options	Interest rate	13,054	490	16	11,754	493	10
Interest rate forwards	Interest rate	439	—	63	374	—	26
Interest rate total return swaps	Interest rate	1,048	—	118	1,048	9	4
Synthetic GICs	Interest rate	43,485	—	—	40,121	—	—
Foreign currency swaps	Foreign currency exchange rate	12,893	866	394	12,787	768	614
Foreign currency forwards	Foreign currency exchange rate	17,537	117	913	16,230	36	666
Currency futures	Foreign currency exchange rate	828	7	—	839	—	2
Currency options	Foreign currency exchange rate	450	2	—	900	—	—
Credit default swaps — purchased	Credit	3,064	50	106	3,042	13	113
Credit default swaps — written	Credit	10,518	146	17	8,626	177	12
Equity futures	Equity market	3,944	32	4	4,204	12	5
Equity index options	Equity market	28,067	945	444	29,743	1,004	458
Equity variance swaps	Equity market	699	18	13	699	17	13
Equity total return swaps	Equity market	3,060	23	11	3,025	11	50
Total non-designated or nonqualifying derivatives		249,039	6,179	2,607	247,127	6,457	2,088
Total		$312,491	$10,148	$4,631	$308,215	$10,466	$3,852

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both March 31, 2022 and December 31, 2021. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules, (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship, (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income, and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Three Months Ended March 31, 2022
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$4	$—	$—	$(452)	$—	$—	N/A
Hedged items	(4)	—	—	435	—	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	32	(81)	—	—	—	—	N/A
Hedged items	(30)	80	—	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	33	—	—	—	—	N/A
Subtotal	2	32	—	(17)	—	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(764)
Amount of gains (losses) reclassified from AOCI into income	15	18	—	—	—	1	(34)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	452
Amount of gains (losses) reclassified from AOCI into income	2	(148)	—	—	—	—	146
Foreign currency transaction gains (losses) on hedged items	—	146	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	17	16	—	—	—	1	(200)
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	N/A	N/A	N/A	N/A	N/A	43
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	19
Subtotal	N/A	N/A	N/A	N/A	N/A	N/A	62
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	1	—	(1,337)	(29)	—	—	N/A
Foreign currency exchange rate derivatives (1)	1	—	(74)	(1)	—	—	N/A
Credit derivatives — purchased (1)	—	—	46	—	—	—	N/A
Credit derivatives — written (1)	—	—	(50)	—	—	—	N/A
Equity derivatives (1)	9	—	161	82	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	118	—	—	—	N/A
Subtotal	11	—	(1,136)	52	—	—	N/A
Earned income on derivatives	83	—	235	52	(35)	—	—
Embedded derivatives (2)	N/A	N/A	42	—	N/A	N/A	N/A
Total	$113	$48	$(859)	$87	$(35)	$1	$(138)

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
(2)The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($14) million and ($43) million for the three months ended March 31, 2022 and 2021, respectively.

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
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
	(In millions)
Fixed maturity securities AFS	$1,941	$2,164	$—	$(1)
Mortgage loans	$530	$634	$(3)	$3
Future policy benefits	$(4,423)	$(4,735)	$(434)	$(877)
__________________
(1)Includes ($154) million and ($161) million of hedging adjustments on discontinued hedging relationships at March 31, 2022 and December 31, 2021, respectively.
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
Cash Flow Hedges
The Company designates and accounts for the following as cash flow hedges when they have met the requirements of cash flow hedging: (i) interest rate swaps to convert floating rate assets and liabilities to fixed rate assets and liabilities, (ii) foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated assets and liabilities, (iii) interest rate forwards and credit forwards to lock in the price to be paid for forward purchases of investments, and (iv) interest rate swaps and interest rate forwards to hedge the forecasted purchases of fixed-rate investments.
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were ($2) million for both the three months ended March 31, 2022 and 2021.
At both March 31, 2022 and December 31, 2021, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed seven years.
At March 31, 2022 and December 31, 2021, the balance in AOCI associated with cash flow hedges was $1.9 billion and $2.1 billion, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At March 31, 2022, the Company expected to reclassify $192 million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.

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
At March 31, 2022 and December 31, 2021, the cumulative foreign currency translation gain (loss) recorded in AOCI related to NIFO hedges was $365 million and $303 million, respectively. At March 31, 2022 and December 31, 2021, the carrying amount of debt designated as a non-derivative hedging instrument was $346 million and $365 million, respectively.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	March 31, 2022			December 31, 2021
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$3	$159	2.9	$4	$159	3.1
Credit default swaps referencing indices	22	1,918	3.2	17	1,191	2.5
Subtotal	25	2,077	3.2	21	1,350	2.6
Baa
Single name credit default swaps (3)	2	146	1.9	2	101	3.4
Credit default swaps referencing indices	107	8,148	5.7	146	6,988	5.0
Subtotal	109	8,294	5.6	148	7,089	5.0
Ba
Single name credit default swaps (3)	—	17	3.9	1	82	1.2
Credit default swaps referencing indices	1	45	4.7	(1)	20	5.0
Subtotal	1	62	4.5	—	102	2.0
B
Credit default swaps referencing indices	3	55	3.7	5	55	4.0
Subtotal	3	55	3.7	5	55	4.0
Caa3
Credit default swaps referencing indices	(9)	30	4.2	(9)	30	4.5
Subtotal	(9)	30	4.2	(9)	30	4.5
Total	$129	$10,518	5.1	$165	$8,626	4.6
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	March 31, 2022		December 31, 2021
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$9,920	$4,546	$10,132	$3,798
OTC-cleared (1)	342	77	448	24
Exchange-traded	39	10	16	7
Total gross estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1)	10,301	4,633	10,596	3,829
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,909)	(2,909)	(2,204)	(2,204)
OTC-cleared	(47)	(47)	(6)	(6)
Exchange-traded	(3)	(3)	(2)	(2)
Cash collateral: (3), (4)
OTC-bilateral	(5,726)	—	(6,948)	—
OTC-cleared	(167)	(24)	(421)	(13)
Exchange-traded	—	(6)	—	(3)
Securities collateral: (5)
OTC-bilateral	(1,075)	(1,628)	(891)	(1,473)
OTC-cleared	—	(6)	—	(5)
Exchange-traded	—	(1)	—	(2)
Net amount after application of master netting agreements and collateral	$374	$9	$124	$121
__________________
(1)At March 31, 2022 and December 31, 2021, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $153 million and $130 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of $2 million and ($23) million, respectively.
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
(4)The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At March 31, 2022 and December 31, 2021, the Company received excess cash collateral of $185 million and $172 million, respectively, and provided excess cash collateral of $111 million and $126 million, respectively, which is not included in the table above due to the foregoing limitation.
(5)Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at March 31, 2022, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At March 31, 2022 and December 31, 2021, the Company received excess securities collateral with an estimated fair value of $60 million and $160 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At March 31, 2022 and December 31, 2021, the Company provided excess securities collateral with an estimated fair value of $911 million and $243 million, respectively, for its OTC-bilateral derivatives, $1.1 billion and $1.2 billion, respectively, for its OTC-cleared derivatives. At both March 31, 2022 and December 31, 2021, the Company provided excess securities collateral with an estimated fair value of $185 million for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.
The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the collateral amount owed by that counterparty reaches a minimum transfer amount. Substantially all of the Company’s netting agreements for derivatives contain provisions that require both the Company and the counterparty to maintain a specific investment grade credit rating from each of Moody’s and S&P. If a party’s credit or financial strength rating, as applicable, were to fall below that specific investment grade credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement and payment based on such party’s reasonable valuation of the derivatives. A small number of these arrangements also include credit-contingent provisions that include a threshold above which collateral must be posted. Such agreements provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the credit ratings of MetLife, Inc. and/or the counterparty. At March 31, 2022, the amount of collateral not provided by the Company due to the existence of these thresholds was $15 million.

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

	March 31, 2022			December 31, 2021
	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$1,624	$13	$1,637	$1,386	$209	$1,595
Estimated fair value of collateral provided:
Fixed maturity securities AFS	$2,057	$12	$2,069	$1,370	$221	$1,591
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	March 31, 2022	December 31, 2021
		(In millions)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$37	$38
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$220	$324
Assumed guaranteed minimum benefits	Policyholder account balances	98	98
Funds withheld and guarantees on reinsurance	Other liabilities	142	57
Fixed annuities with equity indexed returns	Policyholder account balances	154	165
Other guarantees	Policyholder account balances	1	5
Embedded derivatives within liability host contracts		$615	$649
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	March 31, 2022 (1)
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$75,901	$11,235	$87,136
Foreign corporate	—	48,002	13,127	61,129
Foreign government	—	57,034	248	57,282
U.S. government and agency	20,894	19,440	—	40,334
RMBS	106	26,813	3,161	30,080
ABS & CLO	—	17,302	2,003	19,305
Municipals	—	12,929	29	12,958
CMBS	—	11,089	766	11,855
Total fixed maturity securities AFS	21,000	268,510	30,569	320,079
Equity securities	641	158	189	988
Unit-linked and FVO Securities (2)	8,554	1,996	868	11,418
Short-term investments (3)	1,983	632	5	2,620
Residential mortgage loans — FVO	—	—	119	119
Other investments	—	68	1,047	1,115
Derivative assets: (4)
Interest rate	—	5,665	215	5,880
Foreign currency exchange rate	7	2,977	70	3,054
Credit	—	173	23	196
Equity market	32	979	7	1,018
Total derivative assets	39	9,794	315	10,148
Embedded derivatives within asset host contracts (5)	—	—	37	37
Separate account assets (6)	69,777	93,150	2,129	165,056
Total assets (7)	$101,994	$374,308	$35,278	$511,580
Liabilities
Derivative liabilities: (4)
Interest rate	$6	$1,091	$192	$1,289
Foreign currency exchange rate	—	2,669	78	2,747
Credit	—	109	14	123
Equity market	4	468	—	472
Total derivative liabilities	10	4,337	284	4,631
Embedded derivatives within liability host contracts (5)	—	—	615	615
Separate account liabilities (6)	6	25	11	42
Total liabilities	$16	$4,362	$910	$5,288

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	December 31, 2021 (1)
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$81,266	$11,768	$93,034
Foreign corporate	—	49,973	13,667	63,640
Foreign government	—	61,518	91	61,609
U.S. government and agency	25,482	21,117	—	46,599
RMBS	7	27,270	3,127	30,404
ABS & CLO	—	16,707	1,862	18,569
Municipals	—	14,212	—	14,212
CMBS	—	11,325	882	12,207
Total fixed maturity securities AFS	25,489	283,388	31,397	340,274
Equity securities	931	187	151	1,269
Unit-linked and FVO Securities (2)	9,173	2,068	901	12,142
Short-term investments (3)	5,607	950	3	6,560
Residential mortgage loans — FVO	—	—	127	127
Other investments	—	61	898	959
Derivative assets: (4)
Interest rate	4	6,577	97	6,678
Foreign currency exchange rate	—	2,551	3	2,554
Credit	—	173	17	190
Equity market	12	1,025	7	1,044
Total derivative assets	16	10,326	124	10,466
Embedded derivatives within asset host contracts (5)	—	—	38	38
Separate account assets (6)	76,312	101,424	2,137	179,873
Total assets (7)	$117,528	$398,404	$35,776	$551,708
Liabilities
Derivative liabilities: (4)
Interest rate	$—	$259	$22	$281
Foreign currency exchange rate	2	2,676	242	2,920
Credit	—	113	12	125
Equity market	5	521	—	526
Total derivative liabilities	7	3,569	276	3,852
Embedded derivatives within liability host contracts (5)	—	—	649	649
Separate account liabilities (6)	7	12	6	25
Total liabilities	$14	$3,581	$931	$4,526
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)
(2)Contractholder-directed equity securities and FVO Securities (collectively, “Unit-linked and FVO Securities”) were primarily comprised of Unit-linked investments at both March 31, 2022 and December 31, 2021.
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
(5)Embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables on the interim condensed consolidated balance sheets. Embedded derivatives within liability host contracts are presented within policyholder account balances and other liabilities on the interim condensed consolidated balance sheets.
(6)Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the estimated fair value of separate account assets. Separate account liabilities presented in the tables above represent derivative liabilities.
(7)Total assets included in the fair value hierarchy exclude other limited partnership interests that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. At March 31, 2022 and December 31, 2021, the estimated fair value of such investments was $104 million and $99 million, respectively.
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
Embedded Derivatives
Embedded derivatives principally include certain direct, assumed and ceded variable annuity guarantees, annuity contracts, guarantees on reinsurance, and investment risk within funds withheld related to certain reinsurance agreements. Embedded derivatives are recorded at estimated fair value with changes in estimated fair value reported in net income.
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
The Company ceded the risk associated with certain of the GMIBs previously described. These reinsurance agreements contain embedded derivatives which are included within premiums, reinsurance and other receivables on the interim condensed consolidated balance sheets with changes in estimated fair value reported in net derivative gains (losses) or policyholder benefits and claims depending on the statement of operations classification of the direct risk. The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with that described previously for the guarantees directly written by the Company with the exception of the input for nonperformance risk that reflects the credit of the reinsurer.
The estimated fair value of the embedded derivatives within funds withheld related to certain ceded reinsurance is determined based on the change in estimated fair value of the underlying assets held by the Company in a reference portfolio backing the funds withheld liability. The estimated fair value of the underlying assets is determined as described in “— Investments — Securities, Short-term Investments and Other Investments.” The estimated fair value of guarantees related to reinsurance is determined based on multiple stochastic scenarios and includes a nonperformance risk adjustment. The estimated fair value of these embedded derivatives is included, along with their underlying host contracts, in other liabilities on the interim condensed consolidated balance sheets with changes in estimated fair value recorded in net derivative gains (losses). Changes in the credit spreads on the underlying assets, interest rates and market volatility may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.

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

					March 31, 2022				December 31, 2021				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	—	-	147	100	1	-	165	109	Increase
	•	Market pricing	•	Quoted prices (4)	—	-	107	96	—	-	117	100	Increase
	•	Consensus pricing	•	Offered quotes (4)	98	-	103	99	99	-	104	100	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	119	96	—	-	121	99	Increase (5)
ABS & CLO	•	Market pricing	•	Quoted prices (4)	3	-	104	97	3	-	110	102	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	233	-	246	242	151	-	200	188	Increase (7)
			•	Volatility (8)	1%	-	2%	1%	1%	-	1%	1%	Increase (7)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	8	-	1,938	186	2	-	305	134	Increase (7)
Credit	•	Present value techniques	•	Credit spreads (9)	95	-	137	108	96	-	133	109	Decrease (7)
	•	Consensus pricing	•	Offered quotes (10)
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.17%	0.08%	0%	-	0.17%	0.08%	Decrease (11)
				Ages 41 - 60	0.03%	-	0.75%	0.27%	0.03%	-	0.75%	0.27%	Decrease (11)
				Ages 61 - 115	0.12%	-	100%	2.07%	0.12%	-	100%	2.08%	Decrease (11)
			•	Lapse rates:
				Durations 1 - 10	0%	-	100%	6.24%	0.25%	-	100%	6.30%	Decrease (12)
				Durations 11 - 20	0.50%	-	100%	5.18%	0.50%	-	100%	5.22%	Decrease (12)
				Durations 21 - 116	0.50%	-	100%	5.18%	0.50%	-	100%	5.22%	Decrease (12)
			•	Utilization rates	0%	-	22%	0.22%	0%	-	22%	0.22%	Increase (13)
			•	Withdrawal rates	0%	-	20%	3.70%	0%	-	20%	3.72%	(14)
			•	Long-term equity volatilities	8.43%	-	25%	18.60%	7.69%	-	25%	18.60%	Increase (15)
			•	Nonperformance risk spread	0.06%	-	1.55%	0.35%	0.04%	-	1.45%	0.35%	Decrease (16)
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
(8)Ranges represent the underlying interest rate volatility quoted in percentage points. Since this valuation methodology uses an equivalent of LIBOR for secured overnight financing rate volatility, presenting a range is more representative of the unobservable input used in the valuation.
(9)Represents the risk quoted in basis points of a credit default event on the underlying instrument. Credit derivatives with significant unobservable inputs are primarily comprised of written credit default swaps.
(10)At both March 31, 2022 and December 31, 2021, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.
(11)Mortality rates vary by age and by demographic characteristics such as gender. Mortality rate assumptions are based on company experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.
(12)Base lapse rates are adjusted at the contract level based on a comparison of the actuarially calculated guaranteed values and the current policyholder account value, as well as other factors, such as the applicability of any surrender charges. A dynamic lapse function reduces the base lapse rate when the guaranteed amount is greater than the account value as in the money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower in periods when a surrender charge applies. For any given contract, lapse rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.
(13)The utilization rate assumption estimates the percentage of contractholders with GMIBs or a lifetime withdrawal benefit who will elect to utilize the benefit upon becoming eligible. The rates may vary by the type of guarantee, the amount by which the guaranteed amount is greater than the account value, the contract’s withdrawal history and by the age of the policyholder. For any given contract, utilization rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.
(14)The withdrawal rate represents the percentage of account balance that any given policyholder will elect to withdraw from the contract each year. The withdrawal rate assumption varies by age and duration of the contract, and also by other factors such as benefit type. For any given contract, withdrawal rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative. For GMWBs, any increase (decrease) in withdrawal rates results in an increase (decrease) in the estimated fair value of the guarantees. For GMABs and GMIBs, any increase (decrease) in withdrawal rates results in a decrease (increase) in the estimated fair value.
(15)Long-term equity volatilities represent equity volatility beyond the period for which observable equity volatilities are available. For any given contract, long-term equity volatility rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.
(16)Nonperformance risk spread varies by duration and by currency. For any given contract, multiple nonperformance risk spreads will apply, depending on the duration of the cash flow being discounted for purposes of valuing the embedded derivative.
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
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Foreign Government	Structured Products	Municipals	Equity Securities	Unit-linked and FVO Securities
	(In millions)
Three Months Ended March 31, 2022
Balance, beginning of period	$25,435	$91	$5,871	$—	$151	$901
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(11)	—	12	—	13	(36)
Total realized/unrealized gains (losses) included in AOCI	(2,026)	1	(207)	—	—	—
Purchases (3)	1,266	19	806	29	27	8
Sales (3)	(512)	—	(237)	—	—	(3)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	564	137	110	—	—	12
Transfers out of Level 3 (4)	(354)	—	(425)	—	(2)	(14)
Balance, end of period	$24,362	$248	$5,930	$29	$189	$868
Three Months Ended March 31, 2021
Balance, beginning of period	$24,101	$117	$5,289	$—	$150	$701
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(1)	—	9	—	4	18
Total realized/unrealized gains (losses) included in AOCI	(1,182)	—	(46)	—	—	—
Purchases (3)	1,012	23	613	5	4	10
Sales (3)	(274)	(3)	(356)	—	(4)	(12)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	235	7	13	—	—	101
Transfers out of Level 3 (4)	(472)	(12)	(15)	—	—	(6)
Balance, end of period	$23,419	$132	$5,507	$5	$154	$812
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2022 (5)	$(11)	$—	$12	$—	$13	$(36)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2021 (5)	$(4)	$—	$7	$—	$3	$19
Changes in unrealized gains (losses) included in AOCI for the instruments still held at March 31, 2022 (5)	$(2,033)	$1	$(206)	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at March 31, 2021 (5)	$(1,175)	$—	$(43)	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans — FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Three Months Ended March 31, 2022
Balance, beginning of period	$3	$127	$898	$(152)	$(611)	$2,131
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	(3)	46	310	42	18
Total realized/unrealized gains (losses) included in AOCI	—	—	—	(220)	9	—
Purchases (3)	4	—	126	90	—	289
Sales (3)	(2)	—	(23)	—	—	(316)
Issuances (3)	—	—	—	(2)	—	1
Settlements (3)	—	(5)	—	5	(18)	(2)
Transfers into Level 3 (4)	—	—	—	—	—	1
Transfers out of Level 3 (4)	—	—	—	—	—	(4)
Balance, end of period	$5	$119	$1,047	$31	$(578)	$2,118
Three Months Ended March 31, 2021
Balance, beginning of period	$43	$165	$573	$594	$(1,141)	$1,079
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	(2)	13	(251)	673	(10)
Total realized/unrealized gains (losses) included in AOCI	(2)	—	—	(604)	21	—
Purchases (3)	61	—	70	—	—	79
Sales (3)	(1)	(9)	—	—	—	(13)
Issuances (3)	—	—	—	—	—	(1)
Settlements (3)	—	(5)	—	96	(61)	2
Transfers into Level 3 (4)	4	—	—	1	—	—
Transfers out of Level 3 (4)	(3)	—	—	2	—	(3)
Balance, end of period	$102	$149	$656	$(162)	$(508)	$1,133
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2022 (5)	$—	$(4)	$46	$290	$42	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2021 (5)	$—	$(5)	$14	$(162)	$671	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at March 31, 2022 (5)	$—	$—	$—	$(203)	$9	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at March 31, 2021 (5)	$(2)	$—	$—	$(538)	$21	$—
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

	March 31, 2022	December 31, 2021
	(In millions)
Unpaid principal balance	$119	$130
Difference between estimated fair value and unpaid principal balance	—	(3)
Carrying value at estimated fair value	$119	$127
Loans in nonaccrual status	$27	$32
Loans more than 90 days past due	$13	$14
Loans in nonaccrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$—	$(7)

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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2022 (1)
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans (2)	$79,849	$—	$—	$80,164	$80,164
Policy loans	$9,036	$—	$—	$10,387	$10,387
Other invested assets	$1,012	$—	$791	$221	$1,012
Premiums, reinsurance and other receivables	$2,383	$—	$637	$1,895	$2,532
Other assets	$282	$—	$97	$185	$282
Liabilities
Policyholder account balances	$127,693	$—	$—	$127,117	$127,117
Long-term debt	$13,773	$—	$15,084	$—	$15,084
Collateral financing arrangement	$754	$—	$—	$609	$609
Junior subordinated debt securities	$3,156	$—	$3,882	$—	$3,882
Other liabilities	$2,649	$—	$1,053	$2,157	$3,210
Separate account liabilities	$87,397	$—	$87,397	$—	$87,397

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
9. Equity
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows at both March 31, 2022 and December 31, 2021:

Series	Shares Authorized	Shares Issued and Outstanding
Floating Rate Non-Cumulative Preferred Stock, Series A	27,600,000	24,000,000
5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D	500,000	500,000
5.625% Non-Cumulative Preferred Stock, Series E	32,200	32,200
4.75% Non-Cumulative Preferred Stock, Series F	40,000	40,000
3.85% Fixed Rate Reset Non-Cumulative Preferred Stock, Series G	1,000,000	1,000,000
Series A Junior Participating Preferred Stock	10,000,000	—
Not designated	160,827,800	—
Total	200,000,000	25,572,200

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Equity (continued)
The per share and aggregate dividends declared for MetLife, Inc.’s preferred stock were as follows:

	Three Months Ended March 31,
	2022		2021
Series	Per Share	Aggregate	Per Share	Aggregate
	(In millions, except per share data)
A	$0.250	$6	$0.250	$6
C (1)	$—	—	$9.479	5
D	$29.375	15	$29.375	15
E	$351.563	11	$351.563	11
F	$296.875	12	$296.875	12
G	$19.250	19	$19.785	19
Total		$63		$68
__________________
(1)Dividends were paid through the dividend payment date of June 15, 2021, when all outstanding shares of MetLife, Inc.’s 5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C were redeemed and eliminated. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report.
Common Stock
MetLife, Inc. announced that its Board of Directors authorized common stock repurchases as follows:

		Authorization Remaining at
Announcement Date	Authorization Amount	March 31, 2022
	(In millions)
August 4, 2021	$3,000	$592
December 11, 2020	$3,000	$—
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
See Note 15 for information on a subsequent common stock repurchase authorization.
For the three months ended March 31, 2022 and 2021, MetLife, Inc. repurchased 13,621,423 shares and 18,568,138 shares of its common stock, respectively, through open market purchases for $915 million and $999 million, respectively.
Stock-Based Compensation Plans
Performance Shares and Performance Units
Final Performance Shares are paid in shares of MetLife, Inc. common stock. Final Performance Units are payable in cash equal to the closing price of MetLife, Inc. common stock on a date following the last day of the three-year performance period. The performance factor for the January 1, 2019 – December 31, 2021 performance period was 141.3%, which was determined within a possible range from 0% to 175%. This factor has been applied to the 1,485,512 Performance Shares and 156,090 Performance Units associated with that performance period that vested on December 31, 2021. As a result, in the first quarter of 2022, MetLife, Inc. issued 2,099,028 shares of its common stock (less withholding for taxes and other items, as applicable), excluding shares that payees choose to defer, and MetLife, Inc. or its affiliates paid the cash value of 220,555 Performance Units (less withholding for taxes and other items, as applicable).

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Equity (continued)
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to MetLife, Inc. was as follows:

	Three Months Ended March 31, 2022
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$16,042	$1,629	$(5,154)	$(1,598)	$10,919
OCI before reclassifications	(16,373)	(312)	(382)	3	(17,064)
Deferred income tax benefit (expense)	3,833	55	(19)	(1)	3,868
AOCI before reclassifications, net of income tax	3,502	1,372	(5,555)	(1,596)	(2,277)
Amounts reclassified from AOCI	321	112	—	24	457
Deferred income tax benefit (expense)	(75)	(20)	—	(3)	(98)
Amounts reclassified from AOCI, net of income tax	246	92	—	21	359
Sale of subsidiary, net of income tax (2)	(30)	—	38	(2)	6
Balance, end of period	$3,718	$1,464	$(5,517)	$(1,577)	$(1,912)

	Three Months Ended March 31, 2021
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$22,217	$1,513	$(3,795)	$(1,863)	$18,072
OCI before reclassifications	(7,978)	(1,442)	(753)	3	(10,170)
Deferred income tax benefit (expense)	1,946	310	(34)	—	2,222
AOCI before reclassifications, net of income tax	16,185	381	(4,582)	(1,860)	10,124
Amounts reclassified from AOCI	30	174	—	14	218
Deferred income tax benefit (expense)	(7)	(37)	—	(2)	(46)
Amounts reclassified from AOCI, net of income tax	23	137	—	12	172
Sale of subsidiary, net of income tax	(14)	—	115	—	101
Balance, end of period	$16,194	$518	$(4,467)	$(1,848)	$10,397
__________________
(1)See Note 6 for information on offsets to investments related to policyholder liabilities, DAC, VOBA and DSI.
(2)See Note 3 for information on the disposition of MetLife Greece.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

	Three Months Ended March 31,
	2022	2021
AOCI Components	Amounts Reclassified from AOCI		Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(350)	$(49)	Net investment gains (losses)
Net unrealized investment gains (losses)	2	(5)	Net investment income
Net unrealized investment gains (losses)	27	24	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(321)	(30)
Income tax (expense) benefit	75	7
Net unrealized investment gains (losses), net of income tax	(246)	(23)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	15	12	Net investment income
Interest rate derivatives	18	29	Net investment gains (losses)
Interest rate derivatives	1	1	Other expenses
Foreign currency exchange rate derivatives	2	3	Net investment income
Foreign currency exchange rate derivatives	(148)	(219)	Net investment gains (losses)
Gains (losses) on cash flow hedges, before income tax	(112)	(174)
Income tax (expense) benefit	20	37
Gains (losses) on cash flow hedges, net of income tax	(92)	(137)
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(27)	(18)
Amortization of prior service (costs) credit	3	4
Amortization of defined benefit plan items, before income tax	(24)	(14)
Income tax (expense) benefit	3	2
Amortization of defined benefit plan items, net of income tax	(21)	(12)
Total reclassifications, net of income tax	$(359)	$(172)
__________________
(1)These AOCI components are included in the computation of net periodic benefit costs. See Note 11.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Vision fee for service arrangements	$154	$140
Prepaid legal plans	120	109
Fee-based investment management	102	85
Recordkeeping and administrative services (1)	47	53
Administrative services-only contracts	59	61
Other revenue from service contracts from customers	68	67
Total revenues from service contracts from customers	550	515
Other	110	116
Total other revenues	$660	$631
__________________
(1)Related to products and businesses no longer actively marketed by the Company.
Receivables related to revenues from service contracts from customers were $244 million and $235 million at March 31, 2022 and December 31, 2021, respectively.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Employee-related costs (1)	$904	$974
Third party staffing costs	383	312
General and administrative expenses	121	108
Pension, postretirement and postemployment benefit costs	25	25
Premium taxes, other taxes, and licenses & fees	153	167
Commissions and other variable expenses	1,331	1,530
Capitalization of DAC	(650)	(775)
Amortization of DAC and VOBA	537	590
Amortization of negative VOBA	(9)	(9)
Interest expense on debt	225	228
Total other expenses	$3,020	$3,150
__________________
(1)Includes $37 million and ($16) million for the three months ended March 31, 2022 and 2021, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.

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
The components of net periodic benefit costs, reported in other expenses, were as follows:

	Three Months Ended March 31,
	2022		2021
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$52	$1	$63	$1
Interest costs	81	8	78	8
Expected return on plan assets	(129)	(13)	(132)	(14)
Amortization of net actuarial (gains) losses	31	(6)	38	(20)
Amortization of prior service costs (credit)	(3)	—	(4)	—
Net periodic benefit costs (credit)	$32	$(10)	$43	$(25)
12. Income Tax
For the three months ended March 31, 2022, the effective tax rate on income (loss) before provision for income tax was 6%. The Company’s effective tax rate for the three months ended March 31, 2022 differed from the U.S. statutory rate primarily due to tax benefits from tax credits, foreign earnings taxed at different rates than the U.S. statutory rate, the corporate tax deduction for stock compensation and non-taxable investment income.
For the three months ended March 31, 2021, the effective tax rate on income (loss) before provision for income tax was (25%), which reflects an income tax benefit despite having income before provision for income tax. The Company’s effective tax rate for the three months ended March 31, 2021 differed from the U.S. statutory rate primarily due to tax benefits from foreign earnings taxed at different rates than the U.S. statutory rate, tax credits, non-taxable investment income, and the corporate tax deduction for stock compensation.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Earnings Per Common Share
The following table presents the weighted average shares, basic earnings per common share and diluted earnings per common share:

	Three Months Ended March 31,
	2022	2021
	(In millions, except per share data)
Weighted Average Shares:
Weighted average common stock outstanding - basic	823.8	885.4
Incremental common shares from assumed exercise or issuance of stock-based awards	6.7	6.7
Weighted average common stock outstanding - diluted	830.5	892.1
Net Income (Loss):
Net income (loss)	$674	$363
Less: Net income (loss) attributable to noncontrolling interests	5	5
Less: Preferred stock dividends	63	68
Net income (loss) available to MetLife, Inc.’s common shareholders	$606	$290
Basic	$0.74	$0.33
Diluted	$0.73	$0.33
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
14. Contingencies, Commitments and Guarantees (continued)
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. In certain circumstances where liabilities have been established there may be coverage under one or more corporate insurance policies, pursuant to which there may be an insurance recovery. Insurance recoveries are recognized as gains when any contingencies relating to the insurance claim have been resolved, which is the earlier of when the gains are realized or realizable. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at March 31, 2022. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of March 31, 2022, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $125 million.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
14. Contingencies, Commitments and Guarantees (continued)
As reported in the 2021 Annual Report, MLIC received approximately 2,824 asbestos-related claims in 2021. For the three months ended March 31, 2022 and 2021, MLIC received approximately 721 and 678 new asbestos-related claims, respectively. See Note 21 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report for historical information concerning asbestos claims and MLIC’s update in its recorded liability at December 31, 2021. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through March 31, 2022.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $5.9 billion and $4.6 billion at March 31, 2022 and December 31, 2021, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $9.3 billion and $9.1 billion at March 31, 2022 and December 31, 2021, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
14. Contingencies, Commitments and Guarantees (continued)
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $329 million, with a cumulative maximum of $631 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $20 million at both March 31, 2022 and December 31, 2021, for indemnities, guarantees and commitments.
15. Subsequent Events
Disposition of MetLife Poland
See Note 3 for information on the disposition of MetLife, Inc.’s wholly-owned subsidiaries in Poland.
Common Stock Repurchase Authorization
On May 4, 2022, MetLife, Inc. announced that its Board of Directors authorized an additional $3.0 billion of common stock repurchases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information
For purposes of this discussion, “MetLife,” the “Company,” “we,” “our” and “us” refer to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates. This discussion should be read in conjunction with MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”), the cautionary language regarding forward-looking statements included below, the “Risk Factors” set forth in Part II, Item 1A, and the additional risk factors referred to therein, “Quantitative and Qualitative Disclosures About Market Risk” and the Company’s interim condensed consolidated financial statements included elsewhere herein.
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
COVID-19 Pandemic
We continue to closely monitor developments relating to the COVID-19 pandemic and assess its impact on our business. The COVID-19 pandemic continues to impact the global economy and financial markets and has caused volatility in the global equity, credit and real estate markets. See “— Industry Trends — Financial and Economic Environment.” We have implemented risk management and business continuity plans and taken preventive measures and other precautions, such as employee business travel restrictions and remote work arrangements which, to date, have enabled us to maintain our critical business processes, customer service levels, relationships with key vendors, financial reporting systems, internal control over financial reporting and disclosure controls and procedures.
See “— Results of Operations — Segment Results and Corporate & Other” for further information regarding the effect of the COVID-19 pandemic on our businesses.
Current Period Highlights

During the three months ended March 31, 2022, adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased compared to the prior period driven by growth in our U.S. segment, primarily in our Retirement and Income Solutions (“RIS”) business. Equity market returns had a less favorable impact on our private equity funds and hedge funds compared to the prior period and resulted in lower investment yields, however, positive net flows drove an increase in our investment portfolio. Changes in long-term interest rates and key equity indexes drove a favorable change in net derivative gains (losses). Current period results include net investment losses versus gains in the prior period. Underwriting experience was favorable and reflected a decline in COVID-19 related claims.

The following represents segment level results and percentage contributions to total segment level adjusted earnings available to common shareholders for the three months ended March 31, 2022:
__________________
(1)Excludes Corporate & Other adjusted loss available to common shareholders of $117 million.
(2)Consistent with GAAP guidance for segment reporting, adjusted earnings is our GAAP measure of segment performance. For additional information, see Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.

Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021

Consolidated Results - Highlights
Net income (loss) available to MetLife, Inc.’s common shareholders up $316 million:

• Favorable change in net derivative gains (losses) of $1.4 billion ($1.1 billion, net of income tax)(2)

• Unfavorable change in net investment gains (losses) of $652 million ($515 million, net of income tax)

• Adjusted earnings available to common shareholders down $238 million

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
Consolidated Results - Adjusted Earnings Highlights
Adjusted earnings available to common shareholders was down $238 million primarily due to lower investment yields as a result of the unfavorable impact of lower equity market returns on our private equity funds and hedge funds and higher expenses, partially offset by higher net investment income due to a larger average invested asset base and favorable underwriting primarily driven by a decline in COVID-19 related claims.

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
We are closely monitoring political and economic conditions that might contribute to global market volatility and impact our business operations, investment portfolio and derivatives, such as the COVID-19 pandemic, global inflation and the Russia-Ukraine conflict. See “— Investments — Current Environment,” as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of Market Interest Rates — Effects of Inflation” in the 2021 Annual Report. We are also monitoring the imposition of tariffs, sanctions or other barriers to international trade, changes to international trade agreements, and their potential impacts on our business, results of operations and financial condition.

Governments and central banks around the world responded to the COVID-19 pandemic with unprecedented fiscal and monetary policies, but many of these stimulus programs have concluded due to global economic recovery and rising inflation. In the United States, the Federal Reserve Board ended its asset purchase program in March 2022 and will begin to reduce its holdings on June 1, 2022. In March and May 2022, the Federal Open Market Committee raised interest rates; further increases in the target range for the federal funds rate are expected throughout 2022 to combat inflation. This has caused the gap between the two-year U.S. Treasury and the 10-year U.S. Treasury yield to flatten and has prompted a heightened level of concern about an economic downturn in the United States. The European Central Bank ended its pandemic asset purchase program in March 2022, and announced a faster pace of tapering of its asset purchases in its quantitative easing program over the second quarter of 2022 and a conditional intention to end net asset purchases in the third quarter of 2022. The Bank of England ended its quantitative easing program in 2021 and has been raising interest rates to combat rising inflation, with further increases possible in 2022. Russia’s invasion of Ukraine and sanctions imposed in response represent an inflationary shock for Europe and globally, driving commodity prices up sharply and contributing to broader inflationary pressure. Europe is particularly vulnerable given its proximity to the conflict and reliance on Russia as a primary source of its energy imports. Certain countries in Eastern Europe, as well as the Middle East, are also experiencing continued deterioration of their economies, including the weakening of their currencies, which is contributing to economic and political instability in those regions.
In Japan, the Bank of Japan (“BoJ”) has kept its monetary policy settings on hold. The BoJ has downgraded its economic assessment of the Japanese economy, noting downside risks from higher oil and commodity prices stemming from the Russia-Ukraine conflict. The BoJ has also strengthened its phrasing around the outlook for inflation given the expected pass-through of higher energy and commodity prices. The BoJ’s more cautious view on domestic and external growth, coupled with still below target CPI inflation, suggests that monetary policy will remain on hold for the time being. The Japanese yen has weakened to its lowest level against the U.S. dollar since 2015 as monetary policy divergence has widened between the BoJ and the Federal Reserve leading to growing concerns about Japan’s economy.
Impact of Market Interest Rates
Market interest rates are a key driver of our results. Increases and decreases in such rates, as well as extended periods of stagnation, may impact our business and investments in various ways. For discussion of the potential impact of low and rising interest rates, and inflation, as well as management actions to manage the impact of a changing U.S. interest rate environment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of Market Interest Rates” and “Risk Factors — Economic Environment and Capital Markets Risks” included in the 2021 Annual Report.
Competitive Pressures
See “Business — Competition” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Competitive Pressures” in the 2021 Annual Report for information on our competitive position.
Regulatory Developments
The following discussion on regulatory developments should be read in conjunction with “Business — Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments” included in the 2021 Annual Report, as amended or supplemented here.
Environmental Laws and Regulations
In furtherance of President Biden’s Executive Order on Climate-Related Financial Risk, dated May 20, 2021, the Federal Insurance Office (“FIO”) sought public comment on climate-related financial risks in the insurance industry through November 2021. The FIO’s request for information noted that it will work on assessing how the insurance sector may mitigate climate change impacts and help achieve national climate-related goals. The FIO intends to publish a report by year-end that addresses climate-related issues in the regulation of insurers and climate related disclosures by insurers.
On March 21, 2022, the U.S. Securities and Exchange Commission (the “SEC”) proposed rules requiring registrants to provide additional climate-related information in their registration statements and annual reports, including in their financial statements. The proposal sets forth proposed rules for disclosure of climate-related risks, material impacts, governance, risk management, financial statement metrics, greenhouse gas emissions, attestation of emissions disclosures, and targets and goals.

Cross-Border Trade and Investments
In April 2022, we received authorization from the Central Bank of Ireland for a new entity, MetLife Investment Management Europe, under the Undertakings for the Collective Investment in Transferable Securities Directive and the Alternative Investment Fund Managers Directive with the Markets in Financial Instruments Directive top-up permissions, which allows us to continue our investment management business in the European Union (“EU”).
The U.S., the EU and the United Kingdom (“U.K.”)., maintain and enforce a variety of economic sanctions against designated countries and their nationals around the world, which can result in disruptions in cross-border activity. In particular, U.S., EU and U.K. sanctions on Russia have expanded as a result of the war in Ukraine. These new sanctions, including a series of presidential executive orders and regulations administered by the U.S. Department of Treasury’s Office of Foreign Assets Control, have, inter alia, expanded restrictions on transactions with the Russian Central Bank and other specified Russian government entities, dealing in Russian sovereign debt, engaging in certain debt and equity transactions, and engaging in transactions related to all new investment in the Russian Federation. Trade and investment in China may also be impacted by U.S. sanctions. The Biden administration has previously issued restrictions targeting certain activity involving specified Chinese securities and technology.
London Interbank Offered Rate
In March 2022, federal legislation was enacted to address the transition from U.S. Dollar London Interbank Offered Rate (“LIBOR”) to alternative reference rates for all U.S. law governed contracts with non-existent or inadequate U.S. Dollar LIBOR fallback provisions. The federal legislation supersedes all state law addressing the U.S. Dollar LIBOR transition, including legislation enacted in New York in 2021. We continue to assess current and alternative reference rates’ merits, limitations, risks and suitability for our investment and insurance processes.
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
The Company’s critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report.

Acquisitions and Dispositions
Acquisitions
Ownership Increase of PNB MetLife
In February 2022, the Company acquired approximately 15.0% ownership in PNB MetLife India Insurance Company Limited (“PNB MetLife”). As a result, the Company’s ownership in PNB MetLife, an operating joint venture accounted for under the equity method, increased to approximately 47.0%. This transaction supports the Company’s continued growth in India and will enable us to deliver more value for our customers, partners and shareholders.
Dispositions
Disposition of MetLife Poland and Greece
For information regarding the Company's dispositions of its wholly-owned subsidiaries in Poland and Greece (collectively, “MetLife Poland and Greece”), reported as held-for-sale, see Notes 1 and 3 of the Notes to the Interim Condensed Consolidated Financial Statements.
Disposition of MetLife Seguros
For information regarding the Company's September 2021 disposition of its wholly-owned Argentinian subsidiary, MetLife Seguros S.A. (“MetLife Seguros”), see Note 3 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report.
Disposition of MetLife P&C
For information regarding the Company's April 2021 disposition of Metropolitan Property and Casualty Insurance Company and certain of its wholly-owned subsidiaries (collectively, “MetLife P&C”), which was reported as held-for-sale, see Notes 1 and 3 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report.
Disposition of MetLife Russia
For information regarding the Company's January 2021 disposition of its wholly-owned Russian subsidiary, the Joint-stock Company MetLife Insurance Company (“MetLife Russia”), see Note 3 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report.

Results of Operations
Consolidated Results

	Three Months Ended March 31,
	2022	2021
	(In millions)
Revenues
Premiums	$10,771	$10,327
Universal life and investment-type product policy fees	1,418	1,391
Net investment income	4,284	5,314
Other revenues	660	631
Net investment gains (losses)	(518)	134
Net derivative gains (losses)	(859)	(2,235)
Total revenues	15,756	15,562
Expenses
Policyholder benefits and claims and policyholder dividends	11,391	10,770
Interest credited to policyholder account balances	630	1,351
Capitalization of DAC	(650)	(775)
Amortization of DAC and VOBA	537	590
Amortization of negative VOBA	(9)	(9)
Interest expense on debt	225	228
Other expenses	2,917	3,116
Total expenses	15,041	15,271
Income (loss) before provision for income tax	715	291
Provision for income tax expense (benefit)	41	(72)
Net income (loss)	674	363
Less: Net income (loss) attributable to noncontrolling interests	5	5
Net income (loss) attributable to MetLife, Inc.	669	358
Less: Preferred stock dividends	63	68
Net income (loss) available to MetLife, Inc.’s common shareholders	$606	$290
Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021
During the three months ended March 31, 2022, net income (loss) increased $311 million from the prior period, primarily driven by a favorable change in net derivative gains (losses), net of investment hedge adjustments, partially offset by unfavorable changes in net investment gains (losses) and adjusted earnings.
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
We continuously review and refine our hedging strategy in light of changing economic and market conditions, evolving National Association of Insurance Commissioners (“NAIC”) and New York State Department of Financial Services statutory requirements, and accounting rule changes. As a part of our current hedging strategy, we maintain portfolio level derivatives in our macro hedge program. These macro hedge program derivatives, which are included in the non-VA program derivatives section of the table below, mitigate the potential deterioration in our capital positions from significant adverse economic conditions.
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

	Three Months Ended March 31,
	2022	2021
	(In millions)
Non-VA program derivatives:
Interest rate	$(942)	$(1,685)
Foreign currency exchange rate	148	(147)
Credit	7	31
Equity	47	(486)
Non-VA embedded derivatives	(106)	56
Total non-VA program derivatives	(846)	(2,231)
VA program derivatives:
Market risks in embedded derivatives	200	660
Nonperformance risk adjustment on embedded derivatives	(14)	(43)
Other risks in embedded derivatives	(38)	—
Total embedded derivatives	148	617
Freestanding derivatives hedging embedded derivatives	(161)	(621)
Total VA program derivatives	(13)	(4)
Net derivative gains (losses)	$(859)	$(2,235)

The favorable change in net derivative gains (losses) on non-VA program derivatives was $1.4 billion ($1.1 billion, net of income tax). This was primarily due to long-term interest rates increasing less in the current period as compared to the prior period. This favorably impacted the estimated fair value of receive fixed interest rate swaps. Key equity indexes decreased in the current period versus increased in the prior period favorably impacting equity options and total rate of return swaps acquired primarily as part of our macro hedge program. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the items being hedged.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $9 million ($7 million, net of income tax). This was due to an unfavorable change of $38 million, ($30 million, net of income tax) in other risks in embedded derivatives, partially offset by a favorable change of $29 million ($23 million, net of income tax) in the nonperformance risk adjustment on embedded derivatives.
The aforementioned $38 million ($30 million, net of income tax) unfavorable change in other risks in embedded derivatives reflects actuarial assumption updates and a combination of factors, such as fees deducted from accounts, changes in the benefit base, premiums, lapses, withdrawals and deaths, in addition to changes to cross-effect, basis mismatch, risk margin and fund allocation.
The aforementioned $29 million ($23 million, net of income tax) favorable change in the nonperformance risk adjustment on embedded derivatives resulted from a favorable change of $23 million, ($18 million, net of income tax) related to model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, in addition to a favorable change of $6 million, ($5 million, net of income tax) related to changes in our own credit spread.
There was no change in market risks in embedded derivatives, net of freestanding derivatives as a $460 million ($363 million, net of income tax) unfavorable change in market risks in embedded derivatives was offset by a $460 million ($363 million, net of income tax) favorable change in freestanding derivatives hedging market risks in embedded derivatives.
The primary changes in market factors affecting the valuation of VA program derivatives are summarized as follows:
•Key equity index levels decreased in the current period versus increased in the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the S&P Global Ratings 500 Index decreased 5% in the current period and increased 6% in the prior period.
•Long-term interest rates increased less in the current period compared to the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the 30-year U.S. swap rate increased 52 basis points in the current period and increased 80 basis points in the prior period.
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
Net Investment Gains (Losses). The unfavorable change in net investment gains (losses) of $652 million ($515 million, net of income tax) primarily reflects (i) higher provisions for credit loss on fixed maturity securities, (ii) higher losses on sales of fixed maturity securities, (iii) mark-to-market losses in the current period compared to market-to-market gains in the prior period on equity securities, which are measured at fair value through net income (loss), as well as (iv) prior period gains on sales of real estate investments. These unfavorable impacts were partially offset by higher foreign currency transaction gains in the current period.

Divested Businesses. Income (loss) before provision for income tax related to divested businesses, excluding net investment gains (losses) and net derivative gains (losses), decreased $77 million ($60 million, net of income tax) to $11 million ($13 million, net of income tax) in the current period from $88 million ($73 million, net of income tax) in the prior period. Included in this decrease was a decline in total revenues of $846 million, before income tax, and a decrease in total expenses of $769 million, before income tax. Divested businesses primarily included activity related to the disposition of MetLife P&C in the prior period.
Taxes. For the three months ended March 31, 2022, our effective tax rate on income (loss) before provision for income tax was 6%, which differed from the U.S. statutory rate of 21% primarily due to tax benefits from tax credits, foreign earnings taxed at different rates than the U.S. statutory rate, the corporate tax deduction for stock compensation and non-taxable investment income. For the three months ended March 31, 2021, our effective tax rate on income (loss) before provision for income tax was (25%), which reflects an income tax benefit despite having income before provision for income tax. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax benefits from foreign earnings taxed at different rates than the U.S. statutory rate, tax credits, non-taxable investment income and the corporate tax deduction for stock compensation.
Adjusted Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use adjusted earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of adjusted earnings and other financial measures based on adjusted earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings and other financial measures based on adjusted earnings allow analysis of our performance relative to our business plan and facilitate comparisons to industry results. Adjusted earnings should not be viewed as a substitute for net income (loss). Adjusted earnings available to common shareholders and adjusted earnings available to common shareholders on a constant currency basis should not be viewed as substitutes for net income (loss) available to MetLife, Inc.’s common shareholders. Adjusted earnings available to common shareholders decreased $238 million, net of income tax, to $1.7 billion, net of income tax, for the three months ended March 31, 2022 from $2.0 billion, net of income tax, for the three months ended March 31, 2021.

Reconciliation of net income (loss) to adjusted earnings available to common shareholders and premiums, fees and other revenues to adjusted premiums, fees and other revenues
Three Months Ended March 31, 2022

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$600	$(92)	$262	$(63)	$(77)	$(24)	$606
Add: Preferred stock dividends	—	—	—	—	—	63	63
Add: Net income (loss) attributable to noncontrolling interests	—	—	1	2	—	2	5
Net income (loss)	600	(92)	263	(61)	(77)	41	674
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(266)	(186)	6	(116)	(87)	131	(518)
Net derivative gains (losses)	199	(774)	264	(20)	(517)	(11)	(859)
Premiums	—	—	—	41	—	—	41
Universal life and investment-type product policy fees	—	(8)	—	15	19	—	26
Net investment income	(67)	(110)	(78)	(385)	(72)	4	(708)
Other revenues	—	—	—	3	—	47	50
Expenses:
Policyholder benefits and claims and policyholder dividends	16	(12)	(62)	(56)	79	—	(35)
Interest credited to policyholder account balances	—	74	36	392	—	—	502
Capitalization of DAC	—	—	—	11	—	—	11
Amortization of DAC and VOBA	—	15	—	(9)	3	—	9
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—
Other expenses	—	—	2	(22)	—	(59)	(79)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	25	329	(47)	33	121	(17)	444
Adjusted earnings	$693	$580	$142	$52	$377	(54)	1,790
Less: Preferred stock dividends						63	63
Adjusted earnings available to common shareholders						$(117)	$1,727

Premiums, fees and other revenues	$7,887	$2,014	$1,031	$665	$1,108	$144	$12,849
Less: adjustments to premiums, fees and other revenues	—	(8)	—	59	19	47	117
Adjusted premiums, fees and other revenues	$7,887	$2,022	$1,031	$606	$1,089	$97	$12,732

Three Months Ended March 31, 2021

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$758	$(150)	$57	$29	$(247)	$(157)	$290
Add: Preferred stock dividends	—	—	—	—	—	68	68
Add: Net income (loss) attributable to noncontrolling interests	—	—	2	1	—	2	5
Net income (loss)	758	(150)	59	30	(247)	(87)	363
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(45)	(126)	8	17	118	162	134
Net derivative gains (losses)	9	(964)	(33)	(6)	(1,096)	(145)	(2,235)
Premiums	865	—	—	—	—	—	865
Universal life and investment-type product policy fees	—	—	—	5	20	—	25
Net investment income	(62)	69	(10)	85	(73)	11	20
Other revenues	11	—	—	—	—	35	46
Expenses:
Policyholder benefits and claims and policyholder dividends	(583)	(23)	70	(60)	(68)	—	(664)
Interest credited to policyholder account balances	—	(106)	(11)	(93)	—	—	(210)
Capitalization of DAC	89	—	—	—	—	—	89
Amortization of DAC and VOBA	(98)	12	—	—	4	—	(82)
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	(1)	(1)
Other expenses	(222)	1	6	(2)	—	(45)	(262)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	10	364	(11)	13	230	(1)	605
Adjusted earnings	$784	$623	$40	$71	$618	(103)	2,033
Less: Preferred stock dividends						68	68
Adjusted earnings available to common shareholders						$(171)	$1,965

Adjusted earnings available to common shareholders on a constant currency basis (1)	$784	$605	$31	$61	$618	$(171)	$1,928

Premiums, fees and other revenues	$7,268	$2,161	$875	$683	$1,183	$179	$12,349
Less: adjustments to premiums, fees and other revenues	876	—	—	5	20	35	936
Adjusted premiums, fees and other revenues	$6,392	$2,161	$875	$678	$1,163	$144	$11,413

Adjusted premiums, fees and other revenues on a constant currency basis (1)	$6,392	$2,003	$848	$631	$1,163	$144	$11,181
__________________
(1)Amounts for U.S., MetLife Holdings and Corporate & Other are shown on a reported basis, as constant currency impact is not significant.

Consolidated Results — Adjusted Earnings
Business Overview. Adjusted premiums, fees and other revenues for the three months ended March 31, 2022 increased $1.3 billion, or 12%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $1.6 billion, or 14%, compared to the prior period primarily due to higher premiums in our RIS business and growth in our Group Benefits business, both in our U.S. segment. Strong sales and persistency in our Latin America segment and business growth in Korea in our Asia segment also contributed to the improvement in adjusted premiums, fees and other revenues. A decrease in adjusted premiums, fees and other revenues in our EMEA segment was primarily due to the disposition of MetLife Poland and Greece. In our MetLife Holdings segment, we anticipate an average decline in adjusted premiums, fees and other revenues of approximately 6% to 8% per year from expected business run-off.
Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the decrease in adjusted earnings were lower investment yields due to the unfavorable impact of lower equity market returns on our private equity funds and hedge funds and higher expenses, partially offset by higher net investment income due to a larger average invested asset base and favorable underwriting.
Foreign Currency. Changes in foreign currency exchange rates had a $37 million negative impact on adjusted earnings for the first quarter of 2022 compared to the prior period. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. We benefited from positive net flows from many of our businesses, which increased our average invested asset base and resulted in higher net investment income. However, consistent with the growth in average invested assets, interest credited expenses on certain insurance-related liabilities increased. In addition, higher premiums, fees and other revenues, net of corresponding changes in policyholder benefits, improved adjusted earnings, primarily from growth in our EMEA and Latin America segments, partially offset by declines in our MetLife Holdings and Asia segments. Higher commissions were largely offset by higher DAC capitalization. In addition, lower variable expenses in Asia improved adjusted earnings. The combined impact of the items affecting our business growth, in addition to higher DAC amortization, resulted in a $309 million increase in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Excluding the impact of changes in foreign currency exchange rates on net investment income in our non-U.S. segments and changes in inflation rates on our inflation-indexed investments, investment yields decreased. The decrease in investment yields was primarily driven by the unfavorable impact of lower equity market returns on our private equity funds and hedge funds, lower returns on fair value option securities (“FVO Securities”), and lower yields on our fixed income securities and mortgage loans. These decreases were partially offset by the favorable impact of higher real estate market returns on our real estate investments, primarily real estate funds. The impact of interest rate fluctuations resulted in a decline in our average interest credited rates on deposit-type and long-duration liabilities, which drove a decrease in interest credited expenses. The changes in market factors discussed above resulted in a $511 million decrease in adjusted earnings.
Underwriting and Other Insurance Adjustments. Favorable underwriting resulted in a $71 million increase in adjusted earnings and reflected lower impacts from the COVID-19 pandemic. This was primarily driven by favorable mortality in our Latin America and U.S. segments, partially offset by unfavorable claims experience in our MetLife Holdings and U.S. segments. Refinements to certain insurance and other liabilities in both periods resulted in an $18 million decrease in adjusted earnings. Dividend scale reductions, as well as run-off in Metropolitan Life Insurance Company’s (“MLIC”) closed block, contributed to lower dividend expense, net of DAC amortization, and resulted in a $25 million increase in adjusted earnings.
Expenses. Adjusted earnings decreased $72 million primarily due to increases in corporate-related expenses, investments in technology and various other operating expenses, as well as lower interest on certain tax positions in the prior period.

Taxes. For the three months ended March 31, 2022, our effective tax rate on adjusted earnings was 21%, which is equal to the U.S. statutory rate, and reflects tax benefits from tax credits, the corporate tax deduction for stock compensation and non-taxable investment income, offset by tax charges from foreign earnings taxed at different rates than the U.S. statutory rate. For the three months ended March 31, 2021, our effective tax rate on adjusted earnings was 21%, which is equal to the U.S. statutory rate, and reflects tax benefits from tax credits, non-taxable investment income and the corporate tax deduction for stock compensation, offset by tax charges from foreign earnings taxed at different rates than the U.S. statutory rate.

Segment Results and Corporate & Other
U.S.
Business Overview. Adjusted premiums, fees and other revenues for the three months ended March 31, 2022 increased $1.5 billion, or 23%, compared to the prior period. This was primarily due to higher premiums in our RIS business, as well as growth in our Group Benefits business. The increase in premiums in RIS was mainly driven by sales in the pension risk transfer business in the current period, as well as an increase in our U.K. longevity reinsurance business, partially offset by decreases in our post-retirement and structured settlement businesses. Changes in RIS premiums are mostly offset by a corresponding change in policyholder benefits. The increase in our Group Benefits business was primarily due to growth from our group life business which includes increased premiums from our participating contracts, which can fluctuate with claims experience, as well as our other core products and our voluntary business. The growth in other core products was driven by increases in our group disability, dental and vision businesses.

	Three Months Ended March 31,
	2022	2021
	(In millions)
Adjusted revenues
Premiums	$7,164	$5,699
Universal life and investment-type product policy fees	297	297
Net investment income	1,874	2,010
Other revenues	426	396
Total adjusted revenues	9,761	8,402
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	7,566	6,142
Interest credited to policyholder account balances	347	359
Capitalization of DAC	(23)	(18)
Amortization of DAC and VOBA	14	16
Interest expense on debt	2	1
Other expenses	979	911
Total adjusted expenses	8,885	7,411
Provision for income tax expense (benefit)	183	207
Adjusted earnings	$693	$784

Adjusted premiums, fees and other revenues	$7,887	$6,392
Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. The impact of positive flows from pension risk transfer transactions and funding agreement issuances resulted in higher average invested assets, improving net investment income. However, consistent with growth in average invested assets, interest credited expenses on long-duration and deposit-type liabilities increased. Higher direct expenses, including certain employee-related costs, were partially offset by lower general and administrative expenses. The net increase in expenses was largely offset by a corresponding increase in adjusted premiums, fees and other revenues. The combined impact of the items affecting our business growth increased adjusted earnings by $83 million.

Market Factors. Market factors, including interest rate levels, variability in equity market returns and foreign currency fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased primarily driven by the unfavorable impact of lower equity market returns on our private equity funds and hedge funds, and lower yields on fixed income securities, partially offset by the favorable impact of higher real estate market returns on our real estate investments, primarily real estate funds. The impact of interest rate fluctuations resulted in a decline in our average interest credited rates on deposit-type and long-duration liabilities, which drove a decrease in interest credited expenses. The changes in market factors discussed above resulted in a $185 million decrease in adjusted earnings.
Underwriting and Other Insurance Adjustments. Favorable mortality in our Group Benefits business resulted in an increase in adjusted earnings of $32 million. This was primarily driven by decreases in both incidence and severity of COVID-19 claims, partially offset by increases in core claims across our life businesses and less favorable accidental death & dismemberment experience. Favorable mortality in our RIS business resulted in an increase in adjusted earnings of $13 million, driven by our specialized benefit resource and institutional income annuity businesses, partially offset by unfavorable results in our structured settlement business. Unfavorable claims experience, primarily in our group disability business, partially offset by the impact of growth in our accident & health and vision businesses, resulted in a $13 million decrease in adjusted earnings. Refinements to certain insurance and other liabilities in both periods resulted in a $22 million decrease in adjusted earnings.

Asia
Business Overview. Adjusted premiums, fees and other revenues for the three months ended March 31, 2022 decreased $139 million, or 6%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $19 million, or 1%, compared to the prior period, mainly due to business growth in Korea. In addition, higher fees from foreign currency-denominated life products and growth in our accident & health business were largely offset by a decrease in premiums from yen-denominated life products in Japan.

	Three Months Ended March 31,
	2022	2021
	(In millions)
Adjusted revenues
Premiums	$1,553	$1,685
Universal life and investment-type product policy fees	448	458
Net investment income	1,242	1,264
Other revenues	21	18
Total adjusted revenues	3,264	3,425
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	1,228	1,297
Interest credited to policyholder account balances	498	489
Capitalization of DAC	(392)	(435)
Amortization of DAC and VOBA	288	314
Amortization of negative VOBA	(8)	(7)
Other expenses	837	899
Total adjusted expenses	2,451	2,557
Provision for income tax expense (benefit)	233	245
Adjusted earnings	$580	$623

Adjusted earnings on a constant currency basis	$580	$605

Adjusted premiums, fees and other revenues	$2,022	$2,161
Adjusted premiums, fees and other revenues on a constant currency basis	$2,022	$2,003
Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $18 million for the first quarter of 2022 compared to the prior period, primarily due to the weakening of the Japanese yen, Korean won and Australian dollar against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Positive net flows in Japan and Korea resulted in higher average invested assets, which improved net investment income. The increase in net investment income was partially offset by a corresponding increase in interest credited expenses on certain insurance liabilities. Increased premiums, fees and other revenues, as well as lower variable expenses also contributed to Asia’s business growth, which was partially offset by higher policyholder benefits. The combined impact of the items affecting our business growth improved adjusted earnings by $49 million.

Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased driven by the unfavorable impact of lower equity market returns on our private equity and hedge funds, in addition to lower yields on fixed income securities supporting products sold in Japan denominated in U.S. and Australian dollars. These unfavorable impacts were partially offset by the favorable impact of higher real estate market returns on our real estate investments, primarily real estate funds. In addition, a decrease in interest credited expenses improved adjusted earnings. The changes in market factors discussed above decreased adjusted earnings by $45 million.
Underwriting. Adjusted earnings decreased by $5 million mainly due to higher claims.
Expenses. Higher expenses, primarily driven by higher employee-related and other operating expenses, as well as an increase in corporate overhead costs, decreased adjusted earnings by $22 million.

Latin America
Business Overview. Adjusted premiums, fees and other revenues for the three months ended March 31, 2022 increased $156 million, or 18%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $183 million, or 22%, compared to the prior period, mainly driven by strong sales and persistency across the region.

	Three Months Ended March 31,
	2022	2021
	(In millions)
Adjusted revenues
Premiums	$732	$595
Universal life and investment-type product policy fees	290	270
Net investment income	322	299
Other revenues	9	10
Total adjusted revenues	1,353	1,174
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	769	761
Interest credited to policyholder account balances	68	59
Capitalization of DAC	(113)	(95)
Amortization of DAC and VOBA	80	60
Interest expense on debt	3	1
Other expenses	354	335
Total adjusted expenses	1,161	1,121
Provision for income tax expense (benefit)	50	13
Adjusted earnings	$142	$40

Adjusted earnings on a constant currency basis	$142	$31

Adjusted premiums, fees and other revenues	$1,031	$875
Adjusted premiums, fees and other revenues on a constant currency basis	$1,031	$848
Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $9 million for the first quarter of 2022 compared to the prior period, mainly due to the weakening of foreign currencies against the U.S. dollar, primarily the Chilean peso. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Latin America experienced premium and fee growth across the region, primarily in Chile and Mexico. The net increase in premiums and fees was largely offset by related changes in policyholder benefits. An increase in average invested assets, primarily in Chile, generated higher net investment income. Although business growth in the region drove an increase in commissions and DAC amortization, this was partially offset by higher DAC capitalization. In addition, interest credited expenses on certain insurance liabilities increased. The combined impact of the items affecting business growth increased adjusted earnings by $14 million.

Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased driven by the unfavorable impact of a decline in bond index returns on our Chilean encaje within FVO Securities and lower returns on private equity funds, partially offset by higher yields on fixed maturity securities in Chile and higher income on derivatives. In addition, interest credited expense decreased. The changes in market factors discussed above, as well as the impact of inflation, resulted in a slight increase in adjusted earnings.
Underwriting. Favorable underwriting drove a $98 million increase in adjusted earnings, which includes a decline in both incidence and severity of COVID-19-related claims, primarily in Mexico and Brazil.
Expenses and Taxes. Adjusted earnings decreased $11 million due to the impact of the region’s continued investment in technology, which was partially offset by the impact of continued expense discipline. Tax-related adjustments in both periods resulted in a $6 million increase in adjusted earnings, primarily driven by a recurring tax item related to inflation in Chile.

EMEA
Business Overview. Adjusted premiums, fees and other revenues for the three months ended March 31, 2022 decreased $72 million, or 11%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, decreased $25 million, or 4%, compared to the prior period primarily due to the disposition of MetLife Poland and Greece, partially offset by unearned revenue reserve refinements in Czech Republic and Slovakia in the prior year.

	Three Months Ended March 31,
	2022	2021
	(In millions)
Adjusted revenues
Premiums	$509	$598
Universal life and investment-type product policy fees	88	67
Net investment income	41	63
Other revenues	9	13
Total adjusted revenues	647	741
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	282	343
Interest credited to policyholder account balances	17	24
Capitalization of DAC	(101)	(127)
Amortization of DAC and VOBA	86	62
Amortization of negative VOBA	(1)	(2)
Other expenses	296	349
Total adjusted expenses	579	649
Provision for income tax expense (benefit)	16	21
Adjusted earnings	$52	$71

Adjusted earnings on a constant currency basis	$52	$61

Adjusted premiums, fees and other revenues	$606	$678
Adjusted premiums, fees and other revenues on a constant currency basis	$606	$631
Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $10 million for the first quarter of 2022 as compared to the prior period, primarily driven by the strengthening of the U.S. dollar against the Turkish lira and the euro. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Growth in our (i) accident & health business across the region, (ii) ordinary life business in France, and (iii) credit life business in Turkey, partially offset by a decrease in our corporate solutions business in the Gulf, resulted in a $3 million increase in adjusted earnings.
Market Factors. Market factors, including interest rate levels and variability in equity market returns decreased adjusted earnings by $2 million.

Underwriting and Other Insurance Adjustments. Adjusted earnings increased $6 million as a result of favorable underwriting experience, primarily due to the impact of the COVID-19 pandemic, which resulted in lower utilization in the first quarter of 2022 and higher claims in the prior period. Favorable underwriting experience in our (i) corporate solutions business in Egypt and the Gulf and (ii) variable life business in the Gulf, Lebanon and Czech Republic were partially offset by unfavorable underwriting experience in our (i) corporate solutions business in the U.K. and (ii) ordinary life business in France. Refinements to certain insurance-related assets and liabilities in both periods resulted in a $2 million increase in adjusted earnings.
Expenses. Higher expenses resulted in an $8 million decrease in adjusted earnings mainly due to increases in various operating expenses across the region.
Other. In addition to the items discussed above, adjusted earnings decreased by $9 million due to the disposition of MetLife Poland and Greece.

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

	Three Months Ended March 31,
	2022	2021
	(In millions)
Adjusted revenues
Premiums	$776	$827
Universal life and investment-type product policy fees	269	274
Net investment income	1,409	1,646
Other revenues	44	62
Total adjusted revenues	2,498	2,809
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	1,518	1,523
Interest credited to policyholder account balances	202	210
Capitalization of DAC	(7)	(8)
Amortization of DAC and VOBA	76	54
Interest expense on debt	1	1
Other expenses	236	253
Total adjusted expenses	2,026	2,033
Provision for income tax expense (benefit)	95	158
Adjusted earnings	$377	$618

Adjusted premiums, fees and other revenues	$1,089	$1,163
Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. An increase in average invested assets resulted in higher net investment income, improving adjusted earnings. However, negative net flows from our deferred annuity business resulted in lower asset-based fee income. In addition, premiums declined due to business run-off and the impact of dividend scale reductions in both periods. The combined impact of the items affecting our business growth, including lower DAC amortization, resulted in a $31 million increase in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased driven by the unfavorable impact of lower equity market returns on our private equity and hedge funds and lower yields on our fixed income securities and mortgage loans. These declines were partially offset by the impact of higher real estate market returns on our real estate investments, primarily real estate funds. The changes in market factors discussed above resulted in a $233 million decrease in adjusted earnings.

Underwriting and Other Insurance Adjustments. Less favorable underwriting, mainly in our long-term care business, resulted in a $61 million decrease in adjusted earnings, which reflects a smaller impact from the COVID-19 pandemic on this business in the current period. Dividend scale reductions, as well as run-off in MLIC’s closed block, contributed to lower dividend expense, net of DAC amortization, and resulted in a $25 million increase in adjusted earnings.

Corporate & Other

	Three Months Ended March 31,
	2022	2021
	(In millions)
Adjusted revenues
Premiums	$(4)	$58
Universal life and investment-type product policy fees	—	—
Net investment income	104	12
Other revenues	101	86
Total adjusted revenues	201	156
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	(7)	40
Capitalization of DAC	(3)	(3)
Amortization of DAC and VOBA	2	2
Interest expense on debt	219	224
Other expenses	136	107
Total adjusted expenses	347	370
Provision for income tax expense (benefit)	(92)	(111)
Adjusted earnings	(54)	(103)
Less: Preferred stock dividends	63	68
Adjusted earnings available to common shareholders	$(117)	$(171)

Adjusted premiums, fees and other revenues	$97	$144
The table below presents adjusted earnings available to common shareholders by source:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Business activities	$36	$29
Net investment income	104	13
Interest expense on debt	(227)	(234)
Corporate initiatives and projects	(12)	(25)
Other	(47)	3
Provision for income tax (expense) benefit and other tax-related items	92	111
Preferred stock dividends	(63)	(68)
Adjusted earnings available to common shareholders	$(117)	$(171)
Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Activities. Adjusted earnings from business activities increased $6 million. This was primarily related to improved results from certain of our businesses.
Net Investment Income. Net investment income increased $72 million, primarily due to a higher average invested asset base, partially offset by lower returns on our private equity funds and FVO Securities, as well as lower yields on our mortgage loans and fixed income securities.

Interest Expense on Debt. Interest expense on debt decreased by $6 million, primarily due to a senior note redemption in July 2021.
Corporate Initiatives and Projects & Other. Adjusted earnings decreased $29 million, primarily as a result of lower interest expense on tax positions in the prior period due to audit settlements and higher legal expenses, partially offset by lower employee-related costs.
Provision for Income Tax (Expense) Benefit and Other Tax-Related Items. An unfavorable change in Corporate & Other’s taxes was primarily due to lower utilization of tax preferenced items, which include tax credits and foreign earnings taxed at different rates than the U.S. statutory rate, partially offset by lower taxes on stock compensation.
Preferred Stock Dividends. Adjusted earnings available to common shareholders increased $5 million as a result of the redemption and cancellation of the 5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C, in June 2021.

Investments
Overview
We manage our investment portfolio using disciplined asset/liability management (“ALM”) principles, focusing on cash flow and duration to support our current and future liabilities. Our intent is to match the timing and amount of liability cash outflows with invested assets that have cash inflows of comparable timing and amount, while optimizing risk-adjusted investment income and risk-adjusted total return. Our investment portfolio is heavily weighted toward fixed income investments, with the vast majority of our portfolio invested in fixed maturity securities available-for-sale (“AFS”) and mortgage loans. These securities and loans have varying maturities and other characteristics which cause them to be generally well suited for matching the cash flow and duration of insurance liabilities.
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
Selected Country and Sector Investments
Selected Country: We have a market presence in numerous countries and, therefore, our investment portfolio, which supports our insurance operations and related policyholder liabilities, as well as our global portfolio diversification objectives, is exposed to risks posed by local political and economic conditions. The countries included in the following table have been the most affected by these risks. The table below presents a summary of selected country fixed maturity securities AFS, at estimated fair value, on a “country of risk basis” (e.g. where the issuer primarily conducts business).

	Selected Country Fixed Maturity Securities AFS at March 31, 2022
Country	Sovereign (1)	Financial Services	Non-Financial Services	Structured Products	Total (2)
	(Dollars in millions)
Chile	$1,557	$897	$3,028	$1	$5,483
Mexico	2,516	754	1,998	33	5,301
Colombia	378	68	150	—	596
Peru	117	35	230	—	382
Russian Federation (3)	29	2	45	—	76
Turkey	50	—	12	—	62
Ukraine (3)	43	—	1	—	44
Total	$4,690	$1,756	$5,464	$34	$11,944
Investment grade %	89.2%	91.5%	88.6%	91.4%	89.2%
__________________
(1)Sovereign includes government and agency.
(2)The par value, amortized cost net of ACL and estimated fair value, net of purchased credit default swaps, of these securities were $12.2 billion, $11.3 billion and $11.2 billion, respectively, at March 31, 2022. The notional value and estimated fair value of the net purchased credit default swaps were $750 million and $39 million, respectively, at March 31, 2022.
(3)During the three months ended March 31, 2022, the Company recorded an ACL on its investment in Russian Federation sovereign securities and corporate securities of $129 million and $65 million, respectively. The notional value and estimated fair value of the Russian Federation purchased credit default swaps were $65 million and $38 million, respectively, at March 31, 2022. During the three months ended March 31, 2022, the Company recorded an ACL for its investment in the Ukraine sovereign securities and corporate securities of $78 million and $2 million, respectively.

Selected Sector: See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment —Selected Country and Sector Investments” included in the 2021 Annual Report for information on our Selected Sector investments as of December 31, 2021.
We manage direct and indirect investment exposure in the selected countries and sectors through fundamental analysis and we continually monitor and adjust our level of investment exposure.
Investment Portfolio Results
The reconciliation of net investment income under GAAP to adjusted net investment income is presented below.

	For the Three Months Ended March 31,
	2022	2021
	(In millions)
Net investment income — GAAP	$4,284	$5,314
Investment hedge adjustments	215	220
Unit-linked investment income	498	(207)
Other	(5)	(33)
Adjusted net investment income (1)	$4,992	$5,294
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

	For the Three Months Ended March 31,
	2022		2021
Asset Class	Yield % (1)	Amount	Yield % (1)	Amount
	(Dollars in millions)
Fixed maturity securities AFS (2), (3)	3.52%	$2,638	3.72%	$2,784
Mortgage loans (3)	4.13	823	4.11	861
Real estate and real estate joint ventures	7.82	241	3.18	95
Policy loans	5.13	116	5.14	121
Equity securities	3.48	7	4.90	11
Other limited partnership interests	25.35	926	50.30	1,285
Cash and short-term investments	1.08	30	0.87	21
Other invested assets	—	364	—	298
Investment income	4.72%	5,145	5.05%	5,476
Investment fees and expenses	(0.13)	(142)	(0.13)	(146)
Net investment income including divested businesses (4)	4.59%	5,003	4.92%	5,330
Less: net investment income from divested businesses (4)		11		36
Adjusted net investment income		$4,992		$5,294
__________________
(1)We calculate yields using adjusted net investment income as a percent of average quarterly asset carrying values. Adjusted net investment income excludes realized gains (losses) from sales and disposals, and includes the impact of changes in foreign currency exchange rates. Average quarterly asset carrying values exclude unrealized gains (losses), collateral received in connection with our securities lending program, annuities funding structured settlement claims, freestanding derivative assets, collateral received from derivative counterparties and contractholder-directed equity securities. In addition, average quarterly asset carrying values include invested assets reclassified to held-for-sale, while ending carrying values exclude invested assets reclassified to held-for-sale. A yield is not presented for other invested assets, as it is not considered a meaningful measure of performance for this asset class.

(2)Investment income from fixed maturity securities includes amounts from FVO Securities of ($65) million and $36 million for the three months ended March 31, 2022 and 2021, respectively.
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

Fixed Maturity Securities AFS and Equity Securities
The following table presents fixed maturity securities AFS and equity securities by type (public or private) and information about perpetual and redeemable securities held at:

	March 31, 2022		December 31, 2021
Securities by Type	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities AFS
Publicly-traded	$249,741	78.0%	$267,040	78.5%
Privately-placed	70,338	22.0	73,234	21.5
Total fixed maturity securities AFS	$320,079	100.0%	$340,274	100.0%
Percentage of cash and invested assets	64.8%		66.1%
Equity securities
Publicly-traded	$797	80.7%	$1,118	88.1%
Privately-held	191	19.3	151	11.9
Total equity securities	$988	100.0%	$1,269	100.0%
Percentage of cash and invested assets	0.2%		0.2%
Perpetual and redeemable securities
Perpetual securities included within fixed maturity securities AFS and equity securities	$342		$321
Redeemable preferred stock with a stated maturity included within fixed maturity securities AFS	$439		$864
See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information about fixed maturity securities AFS by sector, contractual maturities, continuous gross unrealized losses and equity securities by security type and the related cost, net unrealized gains (losses) and estimated fair value of these securities; as well as realized gains (losses) on sales and disposals and unrealized net gains (losses) recognized in earnings.
Included within fixed maturity securities AFS are structured securities, including residential mortgage-backed securities (“RMBS”), asset-backed securities and collateralized loan obligations (“ABS & CLO”), previously disclosed as ABS in the 2021 Annual Report, and commercial mortgage-backed securities (“CMBS”) (collectively, “Structured Products”). See “— Structured Products” for further information.
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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity Securities AFS and Equity Securities — Valuation of Securities” included in the 2021 Annual Report for further information on the processes used to value securities and the related controls.
Fair Value of Fixed Maturity Securities AFS and Equity Securities
Fixed maturity securities AFS and equity securities measured at estimated fair value on a recurring basis and their corresponding fair value pricing sources were as follows:

	March 31, 2022
Level	Fixed Maturity Securities AFS		Equity Securities
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$21,000	6.6%	$641	64.9%
Level 2
Independent pricing sources	267,698	83.6	155	15.7
Internal matrix pricing or discounted cash flow techniques	812	0.3	3	0.3
Significant other observable inputs	268,510	83.9	158	16.0
Level 3
Independent pricing sources	24,833	7.8	28	2.8
Internal matrix pricing or discounted cash flow techniques	5,301	1.6	158	16.0
Independent broker quotations	435	0.1	3	0.3
Significant unobservable inputs	30,569	9.5	189	19.1
Total estimated fair value	$320,079	100.0%	$988	100.0%
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
The majority of the Level 3 fixed maturity securities AFS and equity securities were concentrated in three sectors at March 31, 2022: foreign corporate securities, U.S. corporate securities and RMBS. During the three months ended March 31, 2022, Level 3 fixed maturity securities AFS decreased by $828 million, or 3%. The decrease was driven by a decrease in estimated fair value recognized in other comprehensive income (loss), partially offset by purchases in excess of sales and by transfers into Level 3 in excess of transfers out of Level 3.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity Securities AFS and Equity Securities — Valuation of Securities” included in the 2021 Annual Report for further information on the estimates and assumptions that affect the amounts reported above.
Fixed Maturity Securities AFS
See Notes 1 and 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information about fixed maturity securities AFS by sector, contractual maturities and continuous gross unrealized losses.
Fixed Maturity Securities AFS Credit Quality — Ratings
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity Securities AFS and Equity Securities — Fixed Maturity Securities AFS Credit Quality — Ratings” included in the 2021 Annual Report for a discussion of the credit quality ratings assigned by Nationally Recognized Statistical Rating Organizations (“NRSRO”), credit quality designations and designation categories assigned by the Securities Valuation Office of the NAIC for fixed maturity securities AFS and modeling methodologies adopted by the NAIC for certain Structured Products that estimate security level expected losses under a variety of economic scenarios.

The following table presents total fixed maturity securities AFS by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for (i) non-agency RMBS and CMBS, which are presented using NAIC designations for modeled securities and (ii) securities rated Ca or C by NRSROs, included within Caa and lower, that are designated NAIC 6. NRSRO ratings and NAIC designations are as of the dates shown below. Over time, credit ratings and designations can migrate, up or down, through the NRSRO’s and NAIC’s continuous monitoring process.

		March 31, 2022				December 31, 2021
NAIC Designation	NRSRO Rating	Amortized Cost net of ACL	Unrealized Gains (Losses) (1)	Estimated Fair Value	% of Total	Amortized Cost net of ACL	Unrealized Gains (Losses) (1)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$216,573	$5,523	$222,096	69.4%	$217,886	$21,508	$239,394	70.4%
2	Baa	81,511	1,105	82,616	25.8	77,739	7,470	85,209	25.0
	Subtotal investment grade	298,084	6,628	304,712	95.2	295,625	28,978	324,603	95.4
3	Ba	11,706	82	11,788	3.7	11,439	534	11,973	3.5
4	B	3,006	(83)	2,923	0.9	3,152	(2)	3,150	0.9
5	Caa and lower	553	(73)	480	0.1	563	(37)	526	0.2
6	In or near default	168	8	176	0.1	14	8	22	—
	Subtotal below investment grade	15,433	(66)	15,367	4.8	15,168	503	15,671	4.6
	Total fixed maturity securities AFS	$313,517	$6,562	$320,079	100.0%	$310,793	$29,481	$340,274	100.0%
__________________
(1) Excludes gross unrealized gains (losses) related to assets held-for-sale. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the Company’s business dispositions.

The following tables present total fixed maturity securities AFS, at estimated fair value, by sector and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for (i) non-agency RMBS and CMBS, which are presented using NAIC designations for modeled securities and (ii) securities rated Ca or C by NRSROs, included within Caa and lower, that are designated NAIC 6:

	Fixed Maturity Securities AFS — by Sector & Credit Quality Rating
NAIC Designation	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(Dollars in millions)
March 31, 2022
U.S. corporate	$43,346	$37,245	$4,510	$1,798	$206	$31	$87,136
Foreign corporate	21,574	35,233	3,554	510	133	125	61,129
Foreign government	48,182	5,634	3,029	350	84	3	57,282
U.S. government and agency	39,842	492	—	—	—	—	40,334
RMBS	29,233	649	114	64	4	16	30,080
ABS & CLO	16,411	2,432	352	83	26	1	19,305
Municipals	12,579	354	25	—	—	—	12,958
CMBS	10,929	577	204	118	27	—	11,855
Total fixed maturity securities AFS	$222,096	$82,616	$11,788	$2,923	$480	$176	$320,079
Percentage of total	69.4%	25.8%	3.7%	0.9%	0.1%	0.1%	100.0%

December 31, 2021
U.S. corporate	$47,377	$39,094	$4,523	$1,796	$244	$—	$93,034
Foreign corporate	23,228	35,893	3,731	577	210	1	63,640
Foreign government	52,316	5,739	3,032	506	14	2	61,609
U.S. government and agency	46,065	534	—	—	—	—	46,599
RMBS	29,529	634	150	67	5	19	30,404
ABS & CLO	15,920	2,221	316	85	27	—	18,569
Municipals	13,737	457	18	—	—	—	14,212
CMBS	11,222	637	203	119	26	—	12,207
Total fixed maturity securities AFS	$239,394	$85,209	$11,973	$3,150	$526	$22	$340,274
Percentage of total	70.4%	25.0%	3.5%	0.9%	0.2%	—%	100.0%
U.S. and Foreign Corporate Fixed Maturity Securities AFS
We maintain a diversified portfolio of corporate fixed maturity securities AFS across industries and issuers. This portfolio did not have any exposure to any single issuer in excess of 1% of total investments at March 31, 2022. The top 10 holdings comprised 1% and 2% of total investments at March 31, 2022 and December 31, 2021, respectively. The table below presents our U.S. and foreign corporate securities holdings by industry at:

	March 31, 2022		December 31, 2021
Industry	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$44,032	29.7%	$45,732	29.2%
Finance	33,870	22.8	35,676	22.7
Consumer	29,382	19.8	31,142	19.9
Utility	26,706	18.0	28,961	18.5
Communications	11,672	7.9	12,346	7.9
Other	2,603	1.8	2,817	1.8
Total	$148,265	100.0%	$156,674	100.0%

Structured Products
Structured Products are comprised of investments in securities that are collateralized by residential mortgages, commercial mortgages, bank loans and other assets. Our investment selection criteria and monitoring includes the reviews of credit ratings, characteristics of the assets underlying the securities, borrower characteristics and the level of credit enhancement. We held $61.2 billion of Structured Products, at estimated fair value, at both March 31, 2022 and December 31, 2021, as presented in the RMBS, ABS & CLO and CMBS sections below.
RMBS
Our RMBS portfolio is diversified by security type and risk profile. The following table presents our RMBS portfolio by security type, risk profile and ratings profile at:

	March 31, 2022			December 31, 2021
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses) (1)
	(Dollars in millions)
Security type
Collateralized mortgage obligations	$17,961	59.7%	$133	$17,646	58.0%	$1,092
Pass-through mortgage-backed securities	12,119	40.3	(594)	12,758	42.0	160
Total RMBS	$30,080	100.0%	$(461)	$30,404	100.0%	$1,252
Risk profile
Agency	$18,616	61.9%	$(533)	$19,487	64.1%	$671
Non Agency
Prime	3,407	11.3	(146)	3,018	9.9	13
Alt-A	4,342	14.4	116	3,887	12.8	267
Sub-prime	3,715	12.4	102	4,012	13.2	301
Subtotal Non Agency	11,464	38.1%	72	10,917	35.9%	581
Total RMBS	$30,080	100.0%	$(461)	$30,404	100.0%	$1,252
Ratings profile
Rated Aaa and Aa	$24,131	80.2%		$24,190	79.6%
Designated NAIC 1	$29,275	97.3%		$29,529	97.1%
__________________
(1) Excludes gross unrealized gains (losses) related to assets held-for-sale. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the Company’s business dispositions.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity Securities AFS and Equity Securities — Structured Products — RMBS” included in the 2021 Annual Report for further information about collateralized mortgage obligations and pass-through mortgage-backed securities, as well as agency, prime, alternative residential mortgage loans (“Alt-A”) and sub-prime RMBS.
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

ABS & CLO
Our non-mortgage loan-backed structured securities are comprised of two broad categories of securitizations: ABS & CLO. These portfolios are diversified by collateral type and issuer. The following table presents these portfolios by collateral type and ratings profile at:

	March 31, 2022			December 31, 2021
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses) (1)
	(Dollars in millions)
ABS
Collateral type
Vehicle and equipment loans	$1,868	9.7%	$(30)	$1,864	10.0%	$10
Consumer Loans	1,700	8.8	(26)	1,653	8.9	48
Student loans	1,062	5.5	(30)	1,143	6.2	15
Foreign residential loans	857	4.4	(17)	922	5.0	2
Credit card	1,164	6.0	—	900	4.8	9
Other(2)	3,950	20.5	(165)	3,646	19.6	45
Total ABS	10,601	54.9%	(268)	10,128	54.5%	129
CLO (3)	8,704	45.1	(67)	8,441	45.5	(3)
Total ABS & CLO	$19,305	100.0%	$(335)	$18,569	100.0%	$126

ABS ratings profile
Rated Aaa and Aa	$5,393	50.9%		$5,289	52.2%
Designated NAIC 1	$8,375	79.0%		$8,105	80.0%
CLO ratings profile
Rated Aaa and Aa	$6,809	78.2%		$6,749	80.0%
Designated NAIC 1	$8,024	92.2%		$7,815	92.6%
ABS & CLO ratings profile
Rated Aaa and Aa	$12,202	63.2%		$12,038	64.8%
Designated NAIC 1	$16,399	84.9%		$15,920	85.7%
__________________
(1) Excludes gross unrealized gains (losses) related to assets held-for-sale. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the Company’s business dispositions.
(2) Other ABS are broadly diversified across several subsectors and issuers, including securities with the following collateral types: digital infrastructure, franchise, transportation equipment, and renewable energy.
(3) Includes primarily securities collateralized by broadly syndicated bank loans.

CMBS
Our CMBS portfolio is comprised primarily of securities collateralized by multiple commercial mortgage loans and is diversified by property type, borrower and geography. The following tables present our CMBS portfolio by collateral type and ratings profile at.

	March 31, 2022			December 31, 2021
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses) (1)
	(Dollars in millions)
Collateral type
Conduit	$7,882	66.5%	$(79)	$8,282	67.8%	$341
Single asset and single borrower	2,325	19.6%	(52)	2,269	18.6%	32
Commercial real estate collateralized loan obligations	722	6.1%	(3)	653	5.4%	2
Agency	579	4.9%	4	610	5.0%	50
Other	347	2.9%	(6)	393	3.2%	2
Total CMBS	$11,855	100.0%	$(136)	$12,207	100%	$427
Ratings profile
Rated Aaa and Aa	$9,415	79.4%		$9,614	78.8%
Designated NAIC 1	$10,928	92.2%		$11,222	91.9%
__________________
(1) Excludes gross unrealized gains (losses) related to assets held-for-sale. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the Company’s business dispositions.
Evaluation of Fixed Maturity Securities AFS for Credit Loss, Rollforward of Allowance for Credit Loss and Credit Loss on Fixed Maturity Securities AFS Recognized in Earnings
See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information about the evaluation of fixed maturity securities AFS for credit loss, rollforward of the ACL, net credit loss provision (release), impairment loss, as well as realized gross gains and gross losses on sales and disposals of fixed maturity securities AFS at and for the three months ended March 31, 2022.
Contractholder-Directed Equity Securities and Fair Value Option Securities
The estimated fair value of these investments, which are primarily comprised of contractholder-directed equity securities supporting unit-linked variable annuity type liabilities (“Unit-linked investments”), was $11.4 billion and $12.1 billion, or 2.3% and 2.4% of cash and invested assets, at March 31, 2022 and December 31, 2021, respectively. See Notes 6 and 8 of the Notes to the Interim Condensed Consolidated Financial Statements for a description of this portfolio, investments by asset type and the related cost or amortized cost, net unrealized gains (losses) and estimated fair value of these securities, the fair value hierarchy and a rollforward of the fair value measurements for these investments measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
Securities Lending Transactions, Repurchase Agreements and Third-Party Custodian Administered Programs
We participate in securities lending transactions, repurchase agreements and third-party custodian administered programs with unaffiliated financial institutions in the normal course of business for the purpose of enhancing the total return on our investment portfolio.
Securities lending transactions and repurchase agreements: We account for these arrangements as secured borrowings and record a liability in the amount of the cash received. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the securities are returned to us. Through these arrangements, we were liable for cash collateral under our control of $24.4 billion at both March 31, 2022 and December 31, 2021, including a portion that may require the immediate return of cash collateral we hold. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as “Summary of Significant Accounting Policies — Investments — Securities Lending Transactions and Repurchase Agreements” in Note 1 of the Notes of the Consolidated Financial Statements included in the 2021 Annual Report for further information about the secured borrowings accounting and the classification of revenues and expenses.

Third-party custodian administered programs: The estimated fair value of securities we own which are loaned in connection with these programs was $473 million and $273 million at March 31, 2022 and December 31, 2021, respectively. The estimated fair value of the related non-cash collateral on deposit with third-party custodians on our behalf, which is not reflected in our interim condensed consolidated financial statements and cannot be sold or re-pledged, was $491 million and $282 million at March 31, 2022 and December 31, 2021, respectively.
Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Mortgage loans carried at amortized cost and the related ACL are summarized as follows at:

	March 31, 2022				December 31, 2021
Portfolio Segment	Amortized Cost	% of Total	ACL	% of Amortized Cost	Amortized Cost	% of Total	ACL	% of Amortized Cost
	(Dollars in millions)
Commercial	$51,117	63.5%	$328	0.6%	$50,553	63.3%	$340	0.7%
Agricultural	17,882	22.2	103	0.6%	18,111	22.7	88	0.5%
Residential	11,465	14.3	184	1.6%	11,196	14.0	206	1.8%
Total	$80,464	100.0%	$615	0.8%	$79,860	100.0%	$634	0.8%
The carrying value of all mortgage loans, net of ACL, was 16.2% and 15.4% of cash and invested assets at March 31, 2022 and December 31, 2021, respectively.
We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loan portfolios, 83% are collateralized by properties located in the United States, with the remaining 17% collateralized by properties located outside the United States, which includes 5% and 1% of properties located in Mexico and Chile, respectively, at March 31, 2022. The carrying values of our commercial and agricultural mortgage loans located in California, New York and Texas were 16%, 10% and 7%, respectively, of total commercial and agricultural mortgage loans at March 31, 2022. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loan portfolio in a similar manner to reduce risk of concentration, with 91% collateralized by properties located in the United States, and the remaining 9% collateralized by properties located outside the United States, principally in Chile, at March 31, 2022. The carrying values of our residential mortgage loans located in California, Florida, and New York were 31%, 10%, and 9%, respectively, of total residential mortgage loans at March 31, 2022.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest mortgage loan portfolio segment. The tables below present the diversification across geographic regions and property types of commercial mortgage loans at:

	March 31, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Non-U.S.	$10,064	19.7%	$9,969	19.7%
Pacific	9,824	19.2	9,676	19.1
Middle Atlantic	7,876	15.4	7,537	14.9
South Atlantic	6,849	13.4	6,800	13.5
West South Central	3,587	7.0	3,492	6.9
New England	2,752	5.4	2,748	5.4
East North Central	2,013	3.9	2,129	4.2
Mountain	2,078	4.1	1,993	4.0
East South Central	725	1.4	759	1.5
West North Central	458	0.9	663	1.3
Multi-Region and Other	4,891	9.6	4,787	9.5
Total amortized cost	51,117	100.0%	50,553	100.0%
Less: ACL	328		340
Carrying value, net of ACL	$50,789		$50,213
Property Type
Office	$22,170	43.4%	$22,388	44.3%
Apartment	9,578	18.7	9,121	18.0
Retail	8,766	17.2	8,548	16.9
Industrial	5,055	9.9	5,096	10.1
Hotel	3,137	6.1	3,201	6.3
Other	2,411	4.7	2,199	4.4
Total amortized cost	51,117	100.0%	50,553	100.0%
Less: ACL	328		340
Carrying value, net of ACL	$50,789		$50,213
Our commercial mortgage loan portfolio is well positioned with exposures concentrated in high quality underlying properties located in primary markets typically with institutional investors who are better positioned to manage their assets during periods of market volatility. Our portfolio is comprised primarily of lower risk loans with higher debt service coverage ratios (“DSCR”) and lower loan-to-value (“LTV”) ratios. See “— Mortgage Loan Credit Quality — Monitoring Process” for further information and Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for a distribution of our commercial mortgage loans by DSCR and LTV ratios.
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

LTV ratios and DSCR are common measures in the assessment of the quality of commercial mortgage loans. LTV ratios are a common measure in the assessment of the quality of agricultural mortgage loans. LTV ratios compare the amount of the loan to the estimated fair value of the underlying collateral. An LTV ratio greater than 100% indicates that the loan amount is greater than the collateral value. An LTV ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the LTV ratio, the higher the risk of experiencing a credit loss. The DSCR compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the DSCR, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average LTV ratio was 57% and 56% at March 31, 2022 and December 31, 2021, respectively, and our average DSCR was 2.6x and 2.5x at March 31, 2022 and December 31, 2021, respectively. The DSCR and the values utilized in calculating the ratio are updated routinely. In addition, the LTV ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average LTV ratio was 48% and 49% at March 31, 2022 and December 31, 2021, respectively. The values utilized in calculating our agricultural mortgage loan LTV ratio are developed in connection with the ongoing review of our agricultural loan portfolio and are routinely updated.
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
Real Estate and Real Estate Joint Ventures
Real estate and real estate joint ventures is comprised of wholly-owned real estate and joint ventures with interests in single property income-producing real estate and, to a lesser extent, joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the operation of income-producing properties, as well as real estate funds. The carrying value of real estate and real estate joint ventures was $12.4 billion and $12.2 billion, or 2.5% and 2.4% of cash and invested assets, at March 31, 2022 and December 31, 2021, respectively.
Our real estate investments are typically stabilized properties that we intend to hold for the longer-term for portfolio diversification and long-term appreciation. Our real estate investment portfolio has significantly appreciated to a $7.3 billion and $6.2 billion unrealized gain position at March 31, 2022 and March 31, 2021, respectively. We continuously monitor expected future cash flows of each of our real estate investments and incorporate them into our periodic impairment analyses. There were no impairments recognized in earnings within net investment gains (losses) on real estate and real estate joint ventures for either the three months ended March 31, 2022 or 2021.
We diversify our real estate investments by both geographic region and property type to reduce risk of concentration. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for a summary of real estate investments, by income type, as well as income earned.
Other Limited Partnership Interests
Other limited partnership interests are comprised of investments in private funds, including private equity funds and hedge funds. At March 31, 2022 and December 31, 2021, the carrying value of other limited partnership interests was $14.6 billion and $14.6 billion, which included $599 million and $663 million of hedge funds, respectively. Other limited partnership interests were 3.0% and 2.8% of cash and invested assets at March 31, 2022 and December 31, 2021, respectively. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds.

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
Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	March 31, 2022		December 31, 2021
Asset Type	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$10,148	54.3%	$10,466	56.1%
Tax credit and renewable energy partnerships	1,510	8.1	1,564	8.4
Annuities funding structured settlement claims	1,245	6.7	1,251	6.7
Direct financing leases	1,237	6.6	1,143	6.1
Operating joint ventures	1,139	6.1	901	4.8
Leveraged leases	776	4.2	787	4.2
FHLB common stock	791	4.2	769	4.1
Funds withheld	510	2.7	525	2.8
Other	1,340	7.1	1,249	6.8
Total	$18,696	100.0%	$18,655	100.0%
Percentage of cash and invested assets	3.8%		3.6%
Investment Commitments
We enter into the following commitments in the normal course of business for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnerships, bank credit facilities, bridge loans and private corporate bond investments. See Note 14 of the Notes to the Interim Condensed Consolidated Financial Statements for the amount of our unfunded investment commitments at March 31, 2022 and December 31, 2021. See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments and the liability for credit loss for unfunded mortgage loan commitments. See also “— Fixed Maturity Securities AFS and Equity Securities,” “— Mortgage Loans,” “— Real Estate and Real Estate Joint Ventures” and “— Other Limited Partnership Interests.”
Derivatives
Overview
We are exposed to various risks relating to our ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. We use a variety of strategies to manage these risks, including the use of derivatives such as market standard purchased and written credit default swap contracts. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for:
•A comprehensive description of the nature of our derivatives, including the strategies for which derivatives are used in managing various risks.
•Information about the primary underlying risk exposure, gross notional amount, and estimated fair value of our derivatives by type of hedge designation, excluding embedded derivatives held at March 31, 2022 and December 31, 2021.
•The statement of operations effects of derivatives in net investments in foreign operations, cash flow, fair value, or nonqualifying hedge relationships for the three months ended March 31, 2022 and 2021.

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
See “Quantitative and Qualitative Disclosures About Market Risk — Management of Market Risk Exposures — Hedging Activities” included in the 2021 Annual Report for more information about our use of derivatives by major hedge program.
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
Derivatives categorized as Level 3 at March 31, 2022 include: interest rate forwards with maturities which extend beyond the observable portion of the yield curve; interest rate caps with unobservable volatility inputs; foreign currency swaps and forwards with certain unobservable inputs, including the unobservable portion of the yield curve; and credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations. At March 31, 2022, less than 1% of the estimated fair value of our derivatives was priced through independent broker quotations.
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for a rollforward of the fair value measurements for derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivatives” included in the 2021 Annual Report for further information on the estimates and assumptions that affect derivatives.
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

Credit Derivatives
The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	March 31, 2022		December 31, 2021
Credit Default Swaps	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Purchased	$3,064	$(56)	$3,042	$(100)
Written	10,518	129	8,626	165
Total	$13,582	$73	$11,668	$65
The following table presents the gross gains, gross losses and net gains (losses) recognized in net derivative gains (losses) for credit default swaps as follows:

	Three Months Ended March 31,
	2022			2021
Credit Default Swaps	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)
	(In millions)
Purchased (1)	$50	$(4)	$46	$20	$(1)	$19
Written (1)	22	(72)	(50)	12	(7)	5
Total	$72	$(76)	$(4)	$32	$(8)	$24
__________________
(1)Gains (losses) do not include earned income (expense) on credit default swaps.
The unfavorable change in net gains (losses) on written credit default swaps of $55 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was due to certain credit spreads on certain credit default swaps used as replications widening in the current period as compared to narrowing in the prior period. The favorable change in net gains (losses) on purchased credit defaults swaps of $27 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was due to certain credit spreads on certain credit default swaps widening in the current period as compared to narrowing in the prior period.
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
Collateral for Derivatives
We enter into derivatives to manage various risks relating to our ongoing business operations. We receive non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which is not reflected on our interim condensed consolidated balance sheets. The amounts of this non-cash collateral were $1.1 billion, at estimated fair value, at both March 31, 2022 and December 31, 2021. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” and Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.

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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivatives” included in the 2021 Annual Report for further information on the estimates and assumptions that affect embedded derivatives.
Policyholder Liabilities
We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet policy obligations or to provide for future annuity payments. Amounts for actuarial liabilities are computed and reported on the interim condensed consolidated financial statements in conformity with GAAP. For more details on Policyholder Liabilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” included in the 2021 Annual Report.
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
See “Business — Regulation — Insurance Regulation — Policy and Contract Reserve Adequacy Analysis” and “Risk Factors — Business Risks” included in the 2021 Annual Report for further information regarding required analyses of the adequacy of statutory reserves of our insurance operations.
The following discussions on future policy benefits and policyholder account balances should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of Market Interest Rates” included in the 2021 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q and “— Variable Annuity Guarantees.” See also Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report for additional information.
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Group Benefits:

	March 31, 2022
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$5,526	$5,395
Equal to or greater than 2% but less than 4%	$1,539	$1,499
Equal to or greater than 4%	$817	$787

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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for RIS:

	March 31, 2022
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$608	$—
Equal to or greater than 2% but less than 4%	$810	$187
Equal to or greater than 4%	$4,597	$4,343
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Asia:

	March 31, 2022
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Annuities:
Greater than 0% but less than 2%	$31,672	$1,747
Equal to or greater than 2% but less than 4%	$983	$440
Equal to or greater than 4%	$1	$1
Life & Other:
Greater than 0% but less than 2%	$12,347	$11,794
Equal to or greater than 2% but less than 4%	$35,039	$21,819
Equal to or greater than 4%	$282	$282
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for the MetLife Holdings segment:

	March 31, 2022
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$1,108	$1,077
Equal to or greater than 2% but less than 4%	$17,242	$15,754
Equal to or greater than 4%	$7,298	$6,692
Variable Annuity Guarantees
We issue, directly and through assumed business, certain variable annuity products with guaranteed minimum benefits that provide the policyholder a minimum return based on their initial deposit (i.e., the benefit base) less withdrawals. In some cases, the benefit base may be increased by additional deposits, bonus amounts, accruals or optional market value resets. See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report for additional information.
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

The table below presents the carrying value for guarantees at:

	Future Policy Benefits		Policyholder Account Balances
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
	(In millions)
Asia
GMDB	$4	$4	$—	$—
GMAB	—	—	10	14
GMWB	31	32	95	107
EMEA
GMDB	4	3	—	—
GMAB	—	—	7	6
GMWB	26	19	(49)	(58)
MetLife Holdings
GMDB	558	561	—	—
GMIB	1,027	1,029	113	180
GMAB	—	—	(1)	—
GMWB	171	174	143	173
Total	$1,821	$1,822	$318	$422
The carrying amounts for guarantees included in policyholder account balances above include nonperformance risk adjustments of $106 million and $120 million at March 31, 2022 and December 31, 2021, respectively. These nonperformance risk adjustments represent the impact of including a credit spread when discounting the underlying risk-neutral cash flows to determine the estimated fair values. The nonperformance risk adjustment does not have an economic impact on us as it cannot be monetized given the nature of these policyholder liabilities. The change in valuation arising from the nonperformance risk adjustment is not hedged.
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
The sections below provide further detail by total account value for certain of our most popular guarantees. Total account values include amounts not reported on the interim condensed consolidated balance sheets from assumed business, Unit-linked investments that do not qualify for presentation as separate account assets, and amounts included in our general account. The total account values and the net amounts at risk include direct and assumed business, but exclude offsets from hedging or ceded reinsurance, if any.

GMDBs
We offer a range of GMDBs to our contractholders. The table below presents GMDBs, by benefit type, at March 31, 2022:

	Total Account Value (1)
	Asia & EMEA	MetLife Holdings
	(In millions)
Return of premium or five to seven year step-up	$6,883	$42,311
Annual step-up	—	2,832
Roll-up and step-up combination	—	4,820
Total	$6,883	$49,963
__________________
(1)Total account value excludes $570 million for contracts with no GMDBs. The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed for GMDBs and for living benefit guarantees are not mutually exclusive.
Based on total account value, less than 18% of our GMDBs included enhanced death benefits such as the annual step-up or roll-up and step-up combination products at March 31, 2022.
Living Benefit Guarantees
The table below presents our living benefit guarantees based on total account values at March 31, 2022:

	Total Account Value (1)
	Asia & EMEA	MetLife Holdings
	(In millions)
GMIB	$—	$18,158
GMWB - non-life contingent (2)	863	1,839
GMWB - life-contingent	2,807	7,607
GMAB	1,421	132
Total	$5,091	$27,736
__________________
(1)Total account value excludes $24.6 billion for contracts with no living benefit guarantees. The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed for GMDBs and for living benefit guarantee amounts are not mutually exclusive.
(2)The Asia and EMEA segments include the non-life contingent portion of the GMWB total account value of $862 million with a guarantee at annuitization.
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

The table below presents our GMIB associated total account values, by their guaranteed payout basis, at March 31, 2022:

Total Account Value
(In millions)
7-year setback, 2.5% interest rate	$5,454
7-year setback, 1.5% interest rate	1,109
10-year setback, 1.5% interest rate	3,626
10-year mortality projection, 10-year setback, 1.0% interest rate	6,775
10-year mortality projection, 10-year setback, 0.5% interest rate	1,194
$18,158
The annuitization interest rates on GMIBs have been decreased from 2.5% to 0.5% over time, partially in response to the low interest rate environment in effect at the time the GMIBs were sold, accompanied by an increase in the setback period from seven years to 10 years and the introduction of a 10-year mortality projection.
Additionally, 38% of the $18.2 billion of GMIB total account value has been invested in managed volatility funds as of March 31, 2022. These funds seek to manage volatility by adjusting the fund holdings within certain guidelines based on capital market movements. Such activity reduces the overall risk of the underlying funds while maintaining their growth opportunities. These risk mitigation techniques reduce or eliminate the need for us to manage the funds’ volatility through hedging or reinsurance.
Our GMIB products typically have a waiting period of 10 years to be eligible for annuitization. As of March 31, 2022, only 39% of our contracts with GMIBs were eligible for annuitization. The remaining contracts are not eligible for annuitization for an average of three years.
Once eligible for annuitization, contractholders would be expected to annuitize only if their contracts were in-the-money. We calculate in-the-moneyness with respect to GMIBs consistent with net amount at risk as discussed in Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements, by comparing the contractholders’ income benefits based on total account values and current annuity rates versus the guaranteed income benefits. The net amount at risk was $549 million at March 31, 2022, of which $507 million was related to GMIBs. For those contracts with GMIB, the table below presents details of contracts that are in-the-money and out-of-the-money at March 31, 2022:

	In-the- Moneyness	Total Account Value	% of Total
		(In millions)
In-the-money	30% or greater	$502	3%
	20% to less than 30%	272	2%
	10% to less than 20%	451	2%
	0% to less than 10%	931	5%
		2,156
Out-of-the-money	-10% to 0%	2,588	14%
	-20% to less than -10%	4,516	25%
	Greater than -20%	8,898	49%
		16,002
Total GMIBs		$18,158

Derivatives Hedging Variable Annuity Guarantees
Our risk mitigating hedging strategy uses various over-the-counter and exchange traded derivatives. The table below presents the gross notional amount, estimated fair value and primary underlying risk exposure of the derivatives hedging our variable annuity guarantees:

	Instrument Type	March 31, 2022			December 31, 2021
Primary Underlying Risk Exposure		Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Interest rate	Interest rate swaps	$7,755	$71	$340	$8,663	$52	$75
	Interest rate futures	1,119	—	6	1,087	3	—
	Interest rate options	100	4	—	100	1	—
Foreign currency exchange rate	Foreign currency forwards	1,247	3	30	1,149	4	13
Equity market	Equity futures	3,023	30	1	3,641	11	5
	Equity index options	4,230	459	352	4,161	513	362
	Equity variance swaps	699	18	13	699	17	13
	Equity total return swaps	2,798	23	8	2,763	11	44
	Total	$20,971	$608	$750	$22,263	$612	$512
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
Short-term Liquidity
We maintain a substantial short-term liquidity position, which was $12.8 billion and $12.4 billion at March 31, 2022 and December 31, 2021, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed, including amounts received in connection with securities lending, repurchase agreements, derivatives, and secured borrowings, as well as amounts held in the closed block.

Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets, which was $205.6 billion and $223.0 billion at March 31, 2022 and December 31, 2021, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, repurchase agreements, derivatives, regulatory deposits, the collateral financing arrangement, funding agreements and secured borrowings, as well as amounts held in the closed block.
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
See “Risk Factors — Capital Risks — We May Not be Able to Pay Dividends or Repurchase Our Stock Due to Legal and Regulatory Restrictions or Cash Buffer Needs” and Note 16 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report for information regarding restrictions on payment of dividends and stock repurchases. See also “— The Company — Liquidity and Capital Uses — Common Stock Repurchases” for information regarding MetLife, Inc.’s common stock repurchase authorizations.
The Company
Liquidity
Liquidity refers to the ability to generate adequate amounts of cash to meet our needs. In the event of significant cash requirements beyond anticipated liquidity needs, we have various alternatives available depending on market conditions and the amount and timing of the liquidity need. These available alternatives include cash flows from operations, sales of liquid assets, global funding sources including commercial paper and various credit and committed facilities. See “Management’s Discussion and Analysis of Financial Condition — Liquidity and Capital Resources — The Company — Liquidity” included in the 2021 Annual Report.
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

	Three Months Ended March 31,
	2022	2021
	(In millions)
Sources:
Operating activities, net	$1,954	$1,496
Net change in policyholder account balances	4,682	2,195
Financing element on certain derivative instruments and other derivative related transactions, net	105	326
Total sources	6,741	4,017
Uses:
Investing activities, net	426	1,054
Net change in payables for collateral under securities loaned and other transactions	1,331	1,426
Cash paid for other transactions with tenors greater than three months	—	100
Long-term debt repaid	10	15
Collateral financing arrangement repaid	12	12
Treasury stock acquired in connection with share repurchases	940	999
Dividends on preferred stock	63	68
Dividends on common stock	397	408
Other, net	83	57
Effect of change in foreign currency exchange rates on cash and cash equivalents	84	192
Total uses	3,346	4,331
Net increase (decrease) in cash and cash equivalents	$3,395	$(314)
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
Preferred Stock
See Note 16 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report.
Common Stock
For the three months ended March 31, 2022 and 2021, MetLife, Inc. issued 2,886,682 and 3,969,713 new shares of its common stock, respectively, for $141 million and $129 million, respectively, to satisfy various stock option exercises and other stock-based awards.
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
Policyholder Account Balances
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Sources — Policyholder Account Balances” included in the 2021 Annual Report for information regarding the Company’s contractual obligations related to future policy benefits and policyholder account balances.
Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances
Certain of our U.S. insurance subsidiaries are members of a regional Federal Home Loan Bank (“FHLB”). For the three months ended March 31, 2022 and 2021, we issued $7.7 billion and $8.9 billion, respectively, and repaid $7.2 billion and $8.9 billion, respectively, of funding agreements with certain regional FHLBs. At March 31, 2022 and December 31, 2021, total obligations outstanding under these funding agreements were $16.3 billion and $15.8 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report.
Special Purpose Entity Funding Agreements, Reported in Policyholder Account Balances
We issue fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain unconsolidated special purpose entities that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. For the three months ended March 31, 2022 and 2021, we issued $14.9 billion and $11.7 billion, respectively, and repaid $12.4 billion and $10.5 billion, respectively, under such funding agreements. At March 31, 2022 and December 31, 2021, total obligations outstanding under these funding agreements were $41.9 billion and $39.5 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report.

Federal Agricultural Mortgage Corporation Funding Agreements, Reported in Policyholder Account Balances
We have issued funding agreements to a subsidiary of the Federal Agricultural Mortgage Corporation which are secured by a pledge of certain eligible agricultural mortgage loans. For the three months ended March 31, 2022 and 2021, we issued $0 and $225 million, respectively, and repaid $0 and $250 million, respectively, under such funding agreements. At both March 31, 2022 and December 31, 2021, total obligations outstanding under these funding agreements were $2.1 billion. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report.
Credit and Committed Facilities
At March 31, 2022, we maintained a $3.0 billion unsecured revolving credit facility and certain committed facilities aggregating $3.2 billion, to which MetLife, Inc. is a party and/or guarantor. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
The unsecured revolving credit facility is used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At March 31, 2022, we had outstanding $489 million in letters of credit and no drawdowns against this facility. Remaining availability was $2.5 billion at March 31, 2022.
The committed facilities are used as collateral for certain of our affiliated reinsurance liabilities. At March 31, 2022, we had outstanding $2.8 billion in letters of credit and no drawdowns against these facilities. Remaining availability was $405 million at March 31, 2022.
See Note 13 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report for further information on credit and committed facilities.
We have no reason to believe that our lending counterparties will be unable to fulfill their respective contractual obligations under these facilities. As commitments under our credit and committed facilities may expire unused, these amounts do not necessarily reflect our actual future cash funding requirements.
Outstanding Debt Under Global Funding Sources
The following table summarizes our outstanding debt at:

	March 31, 2022	December 31, 2021
	(In millions)
Short-term debt (1)	$323	$341
Long-term debt (2)	$13,848	$13,933
Collateral financing arrangement	$754	$766
Junior subordinated debt securities	$3,156	$3,156
__________________
(1)Includes $223 million and $241 million of debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at March 31, 2022 and December 31, 2021, respectively. Certain subsidiaries have pledged assets to secure this debt.
(2)Includes $483 million and $482 million of debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at March 31, 2022 and December 31, 2021, respectively. Certain investment subsidiaries have pledged assets to secure this debt.
Debt and Facility Covenants
Certain of our debt instruments and committed facilities, as well as our unsecured revolving credit facility, contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all applicable financial covenants at March 31, 2022.
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
Preferred Stock Redemption
See Note 16 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report.
Common Stock Repurchases
See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements for information relating to authorizations by the Board of Directors to repurchase MetLife, Inc. common stock, amounts of common stock repurchased pursuant to such authorizations for the three months ended March 31, 2022 and 2021, and the amount remaining under such authorizations at March 31, 2022.
On May 4, 2022, MetLife, Inc. announced that its Board of Directors authorized an additional $3.0 billion of common stock repurchases.
Common stock repurchases are subject to the discretion of our Board of Directors and will depend upon our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value, applicable regulatory approvals, and other legal and accounting factors. Restrictions on the payment of dividends that may arise under so-called “Dividend Stopper” provisions would also restrict MetLife, Inc.’s ability to repurchase common stock. See “— Dividends,” as well as “Business — Regulation,” “Risk Factors — Capital Risks — We May Not be Able to Pay Dividends or Repurchase Our Stock Due to Legal and Regulatory Restrictions or Cash Buffer Needs” and Note 16 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report.
Dividends
For the three months ended March 31, 2022 and 2021, MetLife, Inc. paid dividends on its preferred stock of $63 million and $68 million, respectively. In each of the three months ended March 31, 2022 and 2021, MetLife, Inc. paid dividends on its common stock of $397 million and $408 million, respectively. See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as Note 16 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report for information regarding the calculation and timing of these dividend payments.
The declaration and payment of common stock dividends are subject to the discretion of our Board of Directors, and will depend on MetLife, Inc.’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries and other factors deemed relevant by the Board of Directors. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report for additional information.
Dividend Restrictions
The payment of dividends is also subject to restrictions under the terms of our preferred stock and junior subordinated debentures in situations where we may be experiencing financial stress. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Dividends — ‘Dividend Stopper’ Provisions in MetLife’s Preferred Stock and Junior Subordinated Debentures,” “Risk Factors — Capital Risks — We May Not be Able to Pay Dividends or Repurchase Our Stock Due to Legal and Regulatory Restrictions or Cash Buffer Needs” and Note 16 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report.
Debt Repayments
For each of the three months ended March 31, 2022 and 2021, following regulatory approval, MetLife Reinsurance Company of Charleston, a wholly-owned subsidiary of MetLife, Inc., repurchased and canceled $12 million in aggregate principal amount of its surplus notes, which were reported in collateral financing arrangement on the interim condensed consolidated balance sheets.

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
Support Agreements
MetLife, Inc. and several of its subsidiaries (each, an “Obligor”) are parties to various capital support commitments and guarantees with subsidiaries. Under these arrangements, each Obligor has agreed to cause the applicable entity to meet specified capital and surplus levels or has guaranteed certain contractual obligations. We anticipate that in the event these arrangements place demands upon us, there will be sufficient liquidity and capital to enable us to meet such demands. See Note 5 of the Notes to the MetLife, Inc. (Parent Company Only) Condensed Financial Information included in the 2021 Annual Report.
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the MetLife Holdings segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. For the three months ended March 31, 2022 and 2021, general account surrenders and withdrawals from annuity products were $323 million and $340 million, respectively. In the RIS business within the U.S. segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the RIS business products that provide customers with limited rights to accelerate payments, at March 31, 2022 there were funding agreements totaling $125 million that could be put back to the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Insurance Liabilities” included in the 2021 Annual Report for additional information.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At March 31, 2022 and December 31, 2021, we had received pledged cash collateral from counterparties of $6.1 billion and $7.5 billion, respectively. At March 31, 2022 and December 31, 2021, we had pledged cash collateral to counterparties of $141 million and $142 million, respectively. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information about collateral pledged to us, collateral we pledge and derivatives subject to credit contingent provisions.
We pledge collateral and have had collateral pledged to us, and may be required from time to time to pledge additional collateral or be entitled to have additional collateral pledged to us, in connection with the collateral financing arrangement related to the reinsurance of closed block liabilities.
We pledge collateral from time to time in connection with funding agreements and advance agreements. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as Note 4 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report.
Securities Lending Transactions, Repurchase Agreements and Third-Party Custodian Administered Programs
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
MetLife, Inc.’s ability to maintain regular access to competitively priced wholesale funds is fostered by its current credit ratings from the major credit rating agencies. We view our capital ratios, credit quality, stable and diverse earnings streams, diversity of liquidity sources and our liquidity monitoring procedures as critical to retaining such credit ratings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Rating Agencies” included in the 2021 Annual Report.
Liquidity
For a summary of MetLife, Inc.’s liquidity, see “— The Company — Liquidity.”
Capital
For a summary of MetLife, Inc.’s capital, see “— The Company — Capital.” See also “— The Company — Liquidity and Capital Uses — Common Stock Repurchases” for information regarding MetLife, Inc.’s common stock repurchases.
Liquid Assets
At March 31, 2022 and December 31, 2021, MetLife, Inc., collectively with other MetLife holding companies, had $4.2 billion and $5.4 billion, respectively, in liquid assets. Of these amounts, $3.2 billion and $4.2 billion were held by MetLife, Inc. and $956 million and $1.2 billion were held by other MetLife holding companies at March 31, 2022 and December 31, 2021, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with derivatives and a collateral financing arrangement.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — MetLife, Inc. — Liquid Assets” included in the 2021 Annual Report for additional information on the sources and uses of liquid assets, as well as sources and uses of liquid assets included in free cash flow for MetLife, Inc. and other MetLife holding companies.

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
The table below sets forth the dividends permitted to be paid in 2022 by MetLife, Inc.’s primary U.S. insurance subsidiaries without insurance regulatory approval and the actual dividends paid for the three months ended March 31, 2022:

Company	Paid (1)	Permitted Without Approval (2)
	(In millions)
Metropolitan Life Insurance Company	$881	$3,539
American Life Insurance Company	$—	$554
Metropolitan Tower Life Insurance Company	$—	$163
__________________
(1)Reflects all amounts paid, including those where regulatory approval was obtained as required.
(2)Reflects dividend amounts that may be paid during 2022 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2022, some or all of such dividends may require regulatory approval.
In addition to the amounts presented in the table above, for the three months ended March 31, 2022, MetLife, Inc. also received from certain other subsidiaries cash dividends of $12 million.
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
We proactively manage target and excess capital levels and dividend flows and forecast local capital positions as part of the financial planning cycle. The dividend capacity of certain U.S. and non-U.S. subsidiaries is also subject to business targets in excess of the minimum capital necessary to maintain the desired rating or level of financial strength in the relevant market. See “Risk Factors — Capital Risks — Our Subsidiaries May be Unable to Pay Dividends, a Major Component of Holding Company Free Cash Flow” and Note 16 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report.
Credit and Committed Facilities
See “— The Company — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities” for further information regarding the Company’s unsecured revolving credit facility and certain committed facilities.

Long-term Debt Outstanding
The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	March 31, 2022	December 31, 2021
	(In millions)
Long-term debt — unaffiliated	$12,735	$12,814
Long-term debt — affiliated	$1,800	$1,884
Junior subordinated debt securities	$2,464	$2,463
Debt and Facility Covenants
Certain of MetLife, Inc.’s debt instruments and committed facilities, as well as its unsecured revolving credit facility, contain various administrative, reporting, legal and financial covenants. MetLife, Inc. believes it was in compliance with all applicable financial covenants at March 31, 2022.
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
Affiliated Capital and Debt Transactions
For the three months ended March 31, 2022 and 2021, MetLife, Inc. invested a net amount of $9 million and $69 million, respectively, in various subsidiaries.
MetLife, Inc. lends funds, as necessary, through credit agreements or otherwise to its subsidiaries and affiliates, some of which are regulated, to meet their capital requirements or to provide liquidity. MetLife, Inc. had loans to subsidiaries outstanding of $185 million and $35 million at March 31, 2022 and December 31, 2021, respectively.
Support Agreements
MetLife, Inc. is party to various capital support commitments and guarantees with certain of its subsidiaries. Under these arrangements, MetLife, Inc. has agreed to cause each such entity to meet specified capital and surplus levels or has guaranteed certain contractual obligations. See “— The Company — Liquidity and Capital Uses — Support Agreements.”
Adopted Accounting Pronouncements
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
•Allocated equity is the portion of MetLife, Inc.’s common stockholders’ equity that management allocates to each of its segments and sub-segments based on local capital requirements and economic capital. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Economic Capital” in the 2021 Annual Report. Allocated equity excludes the impact of AOCI other than FCTA.
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
Risk Management
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in the 2021 Annual Report for information on our risk management.
Subsequent Events
See Note 15 of the Notes to the Interim Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We regularly analyze our exposure to interest rate, equity market price and foreign currency exchange rate risks. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are materially exposed to changes in interest rates, foreign currency exchange rates and changes in the equity markets. We have exposure to such market risks through our insurance operations and investment activities. We use a variety of strategies to manage these risks, including the use of derivatives. A description of our market risk exposures may be found under “Quantitative and Qualitative Disclosures About Market Risk” included in the 2021 Annual Report. Further, our exposure to these market risks is expected to remain elevated due to the COVID-19 pandemic. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — COVID-19 Pandemic.”

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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
See Note 14 of the Notes to the Interim Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
Certain factors that may affect the Company’s business or operations are described under “Risk Factors” in Part I, Item 1A, of the 2021 Annual Report. There have been no material changes to our risk factors from the risk factors previously disclosed in the 2021 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Purchases of MetLife, Inc. common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended March 31, 2022 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 — January 31, 2022	496,270	$62.82	494,452	$1,475,046,243
February 1 — February 28, 2022	3,928,596	$69.76	3,927,597	$1,201,055,327
March 1 — March 31, 2022	9,199,421	$66.24	9,199,374	$591,707,648
Total	13,624,287		13,621,423
__________________
(1)During the periods January 1 — January 31, 2022, February 1 — February 28, 2022 and March 1 — March 31, 2022, separate account index funds purchased 1,818 shares, 999 shares and 47 shares, respectively, of MetLife, Inc. common stock on the open market in non-discretionary transactions.
(2)In August 2021, MetLife, Inc. announced that its Board of Directors authorized $3.0 billion of common stock repurchases. At March 31, 2022, MetLife, Inc. had $592 million of common stock repurchases remaining under the authorization. On May 4, 2022, MetLife, Inc. announced that its Board of Directors authorized an additional $3.0 billion of common stock repurchases. For more information on common stock repurchases, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Common Stock Repurchases” and Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements. See also “Risk Factors — Capital Risks — We May Not be Able to Pay Dividends or Repurchase Our Stock Due to Legal and Regulatory Restrictions or Cash Buffer Needs” included in the 2021 Annual Report.

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
Name: Tamara L. Schock Title: Executive Vice President and Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)
Date: May 5, 2022