Form 10-Q
period 2022-06-30
METLIFE INC
filed 2022-08-04
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
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

At July 29, 2022, 797,614,319 shares of the registrant’s common stock were outstanding.

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

Part I — Financial Information
Item 1. Financial Statements
MetLife, Inc.
Interim Condensed Consolidated Balance Sheets
June 30, 2022 and December 31, 2021 (Unaudited)
(In millions, except share and per share data)

	June 30, 2022	December 31, 2021
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $299,532 and $310,884, respectively; allowance for credit loss of $261 and $91, respectively)	$284,178	$340,274
Equity securities, at estimated fair value	1,085	1,269
Contractholder-directed equity securities and fair value option securities, at estimated fair value	9,875	12,142
Mortgage loans (net of allowance for credit loss of $486 and $634, respectively; includes $109 and $127, respectively, under the fair value option and $24 and $0, respectively, of mortgage loans held-for-sale)	82,055	79,353
Policy loans	8,876	9,111
Real estate and real estate joint ventures (includes $309 and $240, respectively, under the fair value option and $0 and $175, respectively, of real estate held-for-sale)	12,376	12,216
Other limited partnership interests	14,636	14,625
Short-term investments, principally at estimated fair value	3,043	7,176
Other invested assets (includes $1,849 and $1,930, respectively, of leveraged and direct financing leases; $343 and $351, respectively, relating to variable interest entities and allowance for credit loss of $33 and $40, respectively)	19,901	18,655
Total investments	436,025	494,821
Cash and cash equivalents, principally at estimated fair value	20,548	20,047
Accrued investment income	3,154	3,185
Premiums, reinsurance and other receivables	17,769	17,149
Deferred policy acquisition costs and value of business acquired	20,248	16,061
Current income tax recoverable	274	184
Goodwill	9,151	9,535
Assets held-for-sale	—	7,238
Other assets	11,895	11,615
Separate account assets	143,829	179,873
Total assets	$662,893	$759,708
Liabilities and Equity
Liabilities
Future policy benefits	$193,474	$199,721
Policyholder account balances	200,580	203,473
Other policy-related balances	19,284	17,751
Policyholder dividends payable	457	478
Policyholder dividend obligation	—	1,682
Payables for collateral under securities loaned and other transactions	23,819	31,920
Short-term debt	196	341
Long-term debt	13,677	13,933
Collateral financing arrangement	741	766
Junior subordinated debt securities	3,157	3,156
Deferred income tax liability	1,301	9,693
Liabilities held-for-sale	—	6,634
Other liabilities	25,011	22,538
Separate account liabilities	143,829	179,873
Total liabilities	625,526	691,959
Contingencies, Commitments and Guarantees (Note 14)
Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $3,905 and $3,905 aggregate liquidation preference, respectively	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,189,520,578 and 1,186,540,473 shares issued, respectively; 797,580,831 and 825,540,267 shares outstanding, respectively	12	12
Additional paid-in capital	33,548	33,511
Retained earnings	41,101	41,197
Treasury stock, at cost; 391,939,747 and 361,000,206 shares, respectively	(20,188)	(18,157)
Accumulated other comprehensive income (loss)	(17,372)	10,919
Total MetLife, Inc.’s stockholders’ equity	37,101	67,482
Noncontrolling interests	266	267
Total equity	37,367	67,749
Total liabilities and equity	$662,893	$759,708
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Six Months Ended June 30, 2022 and 2021 (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Premiums	$11,721	$9,132	$22,492	$19,459
Universal life and investment-type product policy fees	1,516	1,422	2,934	2,813
Net investment income	3,583	5,280	7,867	10,594
Other revenues	616	664	1,276	1,295
Net investment gains (losses)	(685)	1,605	(1,203)	1,739
Net derivative gains (losses)	(1,195)	421	(2,054)	(1,814)
Total revenues	15,556	18,524	31,312	34,086
Expenses
Policyholder benefits and claims	11,790	9,405	22,983	19,928
Interest credited to policyholder account balances	492	1,515	1,122	2,866
Policyholder dividends	193	236	391	483
Other expenses	3,083	2,881	6,103	6,031
Total expenses	15,558	14,037	30,599	29,308
Income (loss) before provision for income tax	(2)	4,487	713	4,778
Provision for income tax expense (benefit)	(140)	1,075	(99)	1,003
Net income (loss)	138	3,412	812	3,775
Less: Net income (loss) attributable to noncontrolling interests	6	5	11	10
Net income (loss) attributable to MetLife, Inc.	132	3,407	801	3,765
Less: Preferred stock dividends	29	35	92	103
Preferred stock redemption premium	—	6	—	6
Net income (loss) available to MetLife, Inc.’s common shareholders	$103	$3,366	$709	$3,656
Comprehensive income (loss)	$(15,323)	$5,325	$(27,482)	$(1,987)
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	5	6	8	11
Comprehensive income (loss) attributable to MetLife, Inc.	$(15,328)	$5,319	$(27,490)	$(1,998)

Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$0.13	$3.85	$0.87	$4.16
Diluted	$0.13	$3.83	$0.86	$4.13

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Equity
For the Six Months Ended June 30, 2022 and 2021 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$—	$12	$33,511	$41,197	$(18,157)	$10,919	$67,482	$267	$67,749
Treasury stock acquired in connection with share repurchases					(915)		(915)		(915)
Stock-based compensation			20				20		20
Dividends on preferred stock				(63)			(63)		(63)
Dividends on common stock (declared per share of $0.480)				(397)			(397)		(397)
Change in equity of noncontrolling interests							—	2	2
Net income (loss)				669			669	5	674
Other comprehensive income (loss), net of income tax						(12,831)	(12,831)	(2)	(12,833)
Balance at March 31, 2022	—	12	33,531	41,406	(19,072)	(1,912)	53,965	272	54,237
Treasury stock acquired in connection with share repurchases					(1,116)		(1,116)		(1,116)
Stock-based compensation			17				17		17
Dividends on preferred stock				(29)			(29)		(29)
Dividends on common stock (declared per share of $0.500)				(408)			(408)		(408)
Change in equity of noncontrolling interests							—	(11)	(11)
Net income (loss)				132			132	6	138
Other comprehensive income (loss), net of income tax						(15,460)	(15,460)	(1)	(15,461)
Balance at June 30, 2022	$—	$12	$33,548	$41,101	$(20,188)	$(17,372)	$37,101	$266	$37,367

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$—	$12	$33,812	$36,491	$(13,829)	$18,072	$74,558	$259	$74,817
Treasury stock acquired in connection with share repurchases					(999)		(999)		(999)
Stock-based compensation			98				98		98
Dividends on preferred stock				(68)			(68)		(68)
Dividends on common stock (declared per share of $0.460)				(408)			(408)		(408)
Change in equity of noncontrolling interests							—	9	9
Net income (loss)				358			358	5	363
Other comprehensive income (loss), net of income tax						(7,675)	(7,675)	—	(7,675)
Balance at March 31, 2021	—	12	33,910	36,373	(14,828)	10,397	65,864	273	66,137
Redemption of preferred stock			(494)				(494)		(494)
Preferred stock redemption premium				(6)			(6)		(6)
Treasury stock acquired in connection with share repurchases					(1,113)		(1,113)		(1,113)
Stock-based compensation			24				24		24
Dividends on preferred stock				(35)			(35)		(35)
Dividends on common stock (declared per share of $0.480)				(421)			(421)		(421)
Change in equity of noncontrolling interests							—	6	6
Net income (loss)				3,407			3,407	5	3,412
Other comprehensive income (loss), net of income tax						1,912	1,912	1	1,913
Balance at June 30, 2021	$—	$12	$33,440	$39,318	$(15,941)	$12,309	$69,138	$285	$69,423
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2022 and 2021 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in) operating activities	$6,392	$3,750
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	48,015	44,199
Equity securities	473	335
Mortgage loans	6,685	8,626
Real estate and real estate joint ventures	438	736
Other limited partnership interests	1,227	332
Purchases and originations of:
Fixed maturity securities available-for-sale	(44,368)	(46,011)
Equity securities	(375)	(34)
Mortgage loans	(10,157)	(6,235)
Real estate and real estate joint ventures	(615)	(429)
Other limited partnership interests	(1,506)	(1,347)
Cash received in connection with freestanding derivatives	2,513	1,769
Cash paid in connection with freestanding derivatives	(4,518)	(5,602)
Sales of businesses, net of cash and cash equivalents disposed of $67 and $611, respectively	590	3,329
Purchases of investments in operating joint ventures	(240)	—
Net change in policy loans	79	137
Net change in short-term investments	4,219	116
Net change in other invested assets	(737)	40
Other, net	(34)	(6)
Net cash provided by (used in) investing activities	1,689	(45)
Cash flows from financing activities
Policyholder account balances:
Deposits	56,109	50,865
Withdrawals	(52,428)	(46,995)
Payables for collateral under securities loaned and other transactions:
Net change in payables for collateral under securities loaned and other transactions	(7,809)	506
Cash paid for other transactions with tenors greater than three months	—	(100)
Long-term debt issued	6	15
Long-term debt repaid	(23)	(28)
Collateral financing arrangement repaid	(25)	(27)
Financing element on certain derivative instruments and other derivative related transactions, net	121	318
Treasury stock acquired in connection with share repurchases	(2,056)	(2,112)
Redemption of preferred stock	—	(494)
Preferred stock redemption premium	—	(6)
Dividends on preferred stock	(92)	(103)
Dividends on common stock	(805)	(829)
Other, net	(180)	58
Net cash provided by (used in) financing activities	(7,182)	1,068
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(467)	(192)
Change in cash and cash equivalents	432	4,581
Cash and cash equivalents, including subsidiaries held-for-sale, beginning of period	20,116	20,560
Cash and cash equivalents, including subsidiaries held-for-sale, end of period	$20,548	$25,141
Cash and cash equivalents, subsidiaries held-for-sale, beginning of period	$69	$765
Cash and cash equivalents, subsidiaries held-for-sale, end of period	$—	$104
Cash and cash equivalents, beginning of period	$20,047	$19,795
Cash and cash equivalents, end of period	$20,548	$25,037

Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$435	$440
Income tax	$577	$748
Non-cash transactions:
Fixed maturity securities available-for-sale received in connection with pension risk transfer transactions	$1,258	$—
Real estate and real estate joint ventures acquired in satisfaction of debt	$187	$171
Increase in equity securities due to in-kind distributions received from other limited partnership interests	$63	$151
Increase in policyholder account balances associated with funding agreement backed notes issued but not settled	$184	$—

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
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s interim condensed consolidated financial statements or disclosures. ASUs issued but not yet adopted as of June 30, 2022 that are currently being assessed and may or may not have a material impact on the Company’s interim condensed consolidated financial statements or disclosures are summarized in the table below.

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, as amended by ASU 2019-09, Financial Services—Insurance (Topic 944): Effective Date, as amended by ASU 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application

The guidance (i) prescribes the discount rate to be used in measuring the liability for future policy benefits for traditional and limited payment long-duration contracts, and requires assumptions for those liability valuations to be updated after contract inception, (ii) requires more market-based product guarantees (“market risk benefits”) on certain separate account and other account balance long-duration contracts to be accounted for at fair value, (iii) simplifies the amortization of deferred policy acquisition costs (“DAC”) for virtually all long-duration contracts, and (iv) introduces certain financial statement presentation requirements, as well as significant additional quantitative and qualitative disclosures. The amendments in ASU 2019-09 defer the effective date of ASU 2018-12 to January 1, 2022 for all entities, and the amendments in ASU 2020-11 further defer the effective date of ASU 2018-12 for an additional year to January 1, 2023 for all entities.

January 1, 2023, to be applied retrospectively to January 1, 2021 (with early adoption permitted). Estimated impacts from adoption as of the transition date of January 1, 2021 are measured using market assumptions appropriate as of that date. Such estimates do not reflect changes in market assumptions subsequent to January 1, 2021.

The Company’s implementation efforts and the evaluation of the impacts of the guidance on its consolidated financial statements, as well as its systems, processes, and controls, continue to progress. Given the nature and extent of the required changes to a significant portion of the Company’s operations, the adoption of this guidance is expected to have a material impact on its financial position, results of operations, and disclosures.

The Company will adopt the guidance effective January 1, 2023. The modified retrospective approach will be used, except in regard to market risk benefits where the Company will use the full retrospective approach. Based upon these transition methods, the Company currently estimates that the January 1, 2021 transition date impact from adoption is expected to result in a decrease to total equity in a range of approximately $21.5 billion to $24.0 billion, net of income tax.

The expected decrease in total equity includes the estimated impact to Accumulated other comprehensive income (loss) (“AOCI”) which, as of the transition date, is expected to result in a decrease in a range of approximately $17.0 billion to $18.5 billion, net of income tax. The most significant drivers of the expected decrease in AOCI are the anticipated impacts of the changes in the discount rates as of the transition date to be used in measuring the liability for future policy benefits for traditional and limited payment contracts and the non-performance risk in the valuation of the Company’s market risk benefits. The expected decrease in AOCI is expected to be partially offset by the removal of loss recognition balances recorded in AOCI related to unrealized investment gains associated with certain long-duration products.

The expected decrease in total equity also includes the estimated impact to retained earnings which, from adoption, is expected to result in a decrease in a range of approximately $4.5 billion to $5.5 billion, net of income tax. This decrease results from the requirement to account for variable annuity guarantees as market risk benefits measured at fair value (except for the changes in fair value already recognized under an existing accounting model) and other valuation impacts to the liability for future policy benefits.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions
The amendments in this update clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. In addition, the amendments clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments also require entities that hold equity securities subject to contractual sale restrictions to make disclosures about the fair value of such equity securities, the nature and remaining duration of the restriction(s) and, the circumstances that could cause a lapse in the restriction(s).
		January 1, 2024, to be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption (with early adoption permitted).	The Company is currently evaluating the impact of the guidance on its interim condensed consolidated financial statements.
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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and six months ended June 30, 2022 and 2021. The segment accounting policies are the same as those used to prepare the Company’s interim condensed consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended June 30, 2022	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$8,254	$1,395	$826	$492	$760	$(6)	$11,721	$—	$11,721
Universal life and investment-type product policy fees	284	498	296	86	339	2	1,505	11	1,516
Net investment income	1,710	1,012	459	38	1,280	5	4,504	(921)	3,583
Other revenues	405	24	10	8	23	98	568	48	616
Net investment gains (losses)	—	—	—	—	—	—	—	(685)	(685)
Net derivative gains (losses)	—	—	—	—	—	—	—	(1,195)	(1,195)
Total revenues	10,653	2,929	1,591	624	2,402	99	18,298	(2,742)	15,556
Expenses
Policyholder benefits and claims and policyholder dividends	8,320	1,185	811	237	1,433	(2)	11,984	(1)	11,983
Interest credited to policyholder account balances	387	493	84	20	203	—	1,187	(695)	492
Capitalization of DAC	(14)	(370)	(120)	(108)	(8)	(2)	(622)	—	(622)
Amortization of DAC and VOBA	14	321	90	95	74	2	596	20	616
Amortization of negative VOBA	—	(8)	—	(2)	—	—	(10)	—	(10)
Interest expense on debt	1	—	4	—	2	219	226	—	226
Other expenses	949	763	370	298	242	184	2,806	67	2,873
Total expenses	9,657	2,384	1,239	540	1,946	401	16,167	(609)	15,558
Provision for income tax expense (benefit)	208	159	85	20	92	(88)	476	(616)	(140)
Adjusted earnings	$788	$386	$267	$64	$364	$(214)	1,655
Adjustments to:
Total revenues							(2,742)
Total expenses							609
Provision for income tax (expense) benefit							616
Net income (loss)							$138		$138

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended June 30, 2021	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,474	$1,582	$636	$621	$839	$(20)	$9,132	$—	$9,132
Universal life and investment-type product policy fees	282	436	287	107	273	1	1,386	36	1,422
Net investment income	1,998	1,158	308	62	1,543	48	5,117	163	5,280
Other revenues	380	19	11	16	69	109	604	60	664
Net investment gains (losses)	—	—	—	—	—	—	—	1,605	1,605
Net derivative gains (losses)	—	—	—	—	—	—	—	421	421
Total revenues	8,134	3,195	1,242	806	2,724	138	16,239	2,285	18,524
Expenses
Policyholder benefits and claims and policyholder dividends	5,739	1,233	724	333	1,549	(13)	9,565	76	9,641
Interest credited to policyholder account balances	359	496	60	25	210	—	1,150	365	1,515
Capitalization of DAC	(13)	(395)	(100)	(122)	(9)	(3)	(642)	—	(642)
Amortization of DAC and VOBA	8	296	83	94	56	3	540	(3)	537
Amortization of negative VOBA	—	(8)	—	(2)	—	—	(10)	—	(10)
Interest expense on debt	2	—	1	—	2	223	228	—	228
Other expenses	898	832	343	349	244	34	2,700	68	2,768
Total expenses	6,993	2,454	1,111	677	2,052	244	13,531	506	14,037
Provision for income tax expense (benefit)	239	221	34	35	136	(81)	584	491	1,075
Adjusted earnings	$902	$520	$97	$94	$536	$(25)	2,124
Adjustments to:
Total revenues							2,285
Total expenses							(506)
Provision for income tax (expense) benefit							(491)
Net income (loss)							$3,412		$3,412

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Six Months Ended June 30, 2022	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$15,418	$2,948	$1,558	$1,001	$1,536	$(10)	$22,451	$41	$22,492
Universal life and investment-type product policy fees	581	946	586	174	608	2	2,897	37	2,934
Net investment income	3,584	2,254	781	79	2,689	109	9,496	(1,629)	7,867
Other revenues	831	45	19	17	67	199	1,178	98	1,276
Net investment gains (losses)	—	—	—	—	—	—	—	(1,203)	(1,203)
Net derivative gains (losses)	—	—	—	—	—	—	—	(2,054)	(2,054)
Total revenues	20,414	6,193	2,944	1,271	4,900	300	36,022	(4,710)	31,312
Expenses
Policyholder benefits and claims and policyholder dividends	15,886	2,413	1,580	519	2,951	(9)	23,340	34	23,374
Interest credited to policyholder account balances	734	991	152	37	405	—	2,319	(1,197)	1,122
Capitalization of DAC	(37)	(762)	(233)	(209)	(15)	(5)	(1,261)	(11)	(1,272)
Amortization of DAC and VOBA	28	609	170	181	150	4	1,142	11	1,153
Amortization of negative VOBA	—	(16)	—	(3)	—	—	(19)	—	(19)
Interest expense on debt	3	—	7	—	3	438	451	—	451
Other expenses	1,928	1,600	724	594	478	320	5,644	146	5,790
Total expenses	18,542	4,835	2,400	1,119	3,972	748	31,616	(1,017)	30,599
Provision for income tax expense (benefit)	391	392	135	36	187	(180)	961	(1,060)	(99)
Adjusted earnings	$1,481	$966	$409	$116	$741	$(268)	3,445
Adjustments to:
Total revenues							(4,710)
Total expenses							1,017
Provision for income tax (expense) benefit							1,060
Net income (loss)							$812		$812

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Six Months Ended June 30, 2021	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$11,173	$3,267	$1,231	$1,219	$1,666	$38	$18,594	$865	$19,459
Universal life and investment-type product policy fees	579	894	557	174	547	1	2,752	61	2,813
Net investment income	4,008	2,422	607	125	3,189	60	10,411	183	10,594
Other revenues	776	37	21	29	131	195	1,189	106	1,295
Net investment gains (losses)	—	—	—	—	—	—	—	1,739	1,739
Net derivative gains (losses)	—	—	—	—	—	—	—	(1,814)	(1,814)
Total revenues	16,536	6,620	2,416	1,547	5,533	294	32,946	1,140	34,086
Expenses
Policyholder benefits and claims and policyholder dividends	11,881	2,530	1,485	676	3,072	27	19,671	740	20,411
Interest credited to policyholder account balances	718	985	119	49	420	—	2,291	575	2,866
Capitalization of DAC	(31)	(830)	(195)	(249)	(17)	(6)	(1,328)	(89)	(1,417)
Amortization of DAC and VOBA	24	610	143	156	110	5	1,048	79	1,127
Amortization of negative VOBA	—	(15)	—	(4)	—	—	(19)	—	(19)
Interest expense on debt	3	—	2	—	3	447	455	1	456
Other expenses	1,809	1,731	678	698	497	141	5,554	330	5,884
Total expenses	14,404	5,011	2,232	1,326	4,085	614	27,672	1,636	29,308
Provision for income tax expense (benefit)	446	466	47	56	294	(192)	1,117	(114)	1,003
Adjusted earnings	$1,686	$1,143	$137	$165	$1,154	$(128)	4,157
Adjustments to:
Total revenues							1,140
Total expenses							(1,636)
Provision for income tax (expense) benefit							114
Net income (loss)							$3,775		$3,775

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)
The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	June 30, 2022	December 31, 2021
	(In millions)
U.S.	$251,436	$282,741
Asia	148,549	169,291
Latin America	56,233	59,763
EMEA	16,907	27,038
MetLife Holdings	156,189	179,551
Corporate & Other	33,579	41,324
Total	$662,893	$759,708
3. Dispositions
Disposition of MetLife Poland and Greece
In July 2021, the Company entered into definitive agreements to sell its wholly-owned subsidiaries in Poland and Greece (collectively, “MetLife Poland and Greece”) to NN Group N.V. for $738 million in total consideration, including a pre-closing dividend of $43 million. In January 2022 and April 2022, the Company completed the sales of its wholly-owned subsidiaries in Greece and Poland, respectively. In connection with the sales, a loss of $25 million, net of income tax, was recorded for the six months ended June 30, 2022, which was reflected in net investment gains (losses) and resulted in a total loss on the sales of $239 million, net of income tax. MetLife Poland and Greece results of operations are reported in the EMEA segment adjusted earnings through June 30, 2021. See Note 2 for information on accounting for divested business.
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

MetLife Poland and Greece income (loss) before provision for income tax as reflected in the interim condensed consolidated statements of operations was $0 and $19 million for the three months and six months ended June 30, 2022, respectively, and $13 million and $28 million for the three months and six months ended June 30, 2021, respectively.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Insurance (continued)
Information regarding the Company’s guarantee exposure, which includes direct and assumed business, but excludes offsets from hedging or ceded reinsurance, if any, was as follows at:

	June 30, 2022				December 31, 2021
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts:
Variable Annuity Guarantees:
Total account value (1), (2), (3)	$49,087		$17,946		$62,281		$23,121
Separate account value (1)	$31,724		$16,516		$42,043		$21,508
Net amount at risk (2)	$4,878	(4)	$616	(5)	$1,490	(4)	$500	(5)
Average attained age of contractholders	69 years		68 years		68 years		66 years
Other Annuity Guarantees:
Total account value (1), (3)	N/A		$4,150		N/A		$5,002
Net amount at risk	N/A		$188	(6)	N/A		$196	(6)
Average attained age of contractholders	N/A		57 years		N/A		56 years

	June 30, 2022		December 31, 2021
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts:
Total account value (1), (3)	$11,889	$2,633	$13,678	$2,694
Net amount at risk (7)	$76,788	$12,211	$78,762	$12,657
Average attained age of policyholders	55 years	66 years	55 years	66 years
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Insurance (continued)
Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Six Months Ended June 30,
	2022	2021
	(In millions)
Balance, beginning of period	$20,013	$18,591
Less: Reinsurance recoverables	3,121	2,417
Net balance, beginning of period	16,892	16,174
Incurred related to:
Current period	13,265	13,640
Prior periods (1)	683	802
Total incurred	13,948	14,442
Paid related to:
Current period	(8,347)	(8,806)
Prior periods	(5,241)	(5,408)
Total paid	(13,588)	(14,214)
Reclassified to liabilities held-for-sale (2)	—	(59)
Dispositions	—	(53)
Net balance, end of period	17,252	16,290
Add: Reinsurance recoverables	3,012	2,883
Balance, end of period (included in future policy benefits and other policy-related balances)	$20,264	$19,173
__________________
(1)The six months ended June 30, 2022 and 2021 include incurred claim activity and claim adjustment expenses associated with prior periods but reported in the respective current period, which contain impacts related to the COVID-19 pandemic, partially offset by additional premiums recorded for experience-rated contracts that are not reflected in the table above.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Closed Block (continued)
Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	June 30, 2022	December 31, 2021
	(In millions)
Closed Block Liabilities
Future policy benefits	$37,593	$38,046
Other policy-related balances	274	290
Policyholder dividends payable	250	253
Policyholder dividend obligation	—	1,682
Deferred income tax liability	—	210
Other liabilities	368	263
Total closed block liabilities	38,485	40,744
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	21,257	25,669
Equity securities, at estimated fair value	14	21
Mortgage loans	6,624	6,417
Policy loans	4,120	4,191
Real estate and real estate joint ventures	583	565
Other invested assets	712	535
Total investments	33,310	37,398
Cash and cash equivalents	201	126
Accrued investment income	379	384
Premiums, reinsurance and other receivables	43	50
Current income tax recoverable	91	81
Deferred income tax asset	196	—
Total assets designated to the closed block	34,220	38,039
Excess of closed block liabilities over assets designated to the closed block	4,265	2,705
AOCI:
Unrealized investment gains (losses), net of income tax	(460)	2,562
Unrealized gains (losses) on derivatives, net of income tax	257	107
Allocated to policyholder dividend obligation, net of income tax	—	(1,329)
Total amounts included in AOCI	(203)	1,340
Maximum future earnings to be recognized from closed block assets and liabilities	$4,062	$4,045
Information regarding the closed block policyholder dividend obligation was as follows:

	Six Months Ended June 30, 2022	Year Ended December 31, 2021
	(In millions)
Balance, beginning of period	$1,682	$2,969
Change in unrealized investment and derivative gains (losses)	(1,682)	(1,287)
Balance, end of period	$—	$1,682

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Closed Block (continued)
Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Revenues
Premiums	$274	$325	$549	$645
Net investment income	352	382	713	775
Net investment gains (losses)	(16)	(11)	(48)	(5)
Net derivative gains (losses)	8	6	11	7
Total revenues	618	702	1,225	1,422
Expenses
Policyholder benefits and claims	462	520	945	1,066
Policyholder dividends	128	173	261	351
Other expenses	23	24	46	49
Total expenses	613	717	1,252	1,466
Revenues, net of expenses before provision for income tax expense (benefit)	5	(15)	(27)	(44)
Provision for income tax expense (benefit)	1	(3)	(6)	(9)
Revenues, net of expenses and provision for income tax expense (benefit)	$4	$(12)	$(21)	$(35)
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

	June 30, 2022					December 31, 2021
	Amortized Cost		Gross Unrealized		Estimated Fair Value	Amortized Cost		Gross Unrealized (1)		Estimated Fair Value
Sector		Allowance for Credit Loss	Gains	Losses			Allowance for Credit Loss	Gains	Losses
	(In millions)
U.S. corporate	$85,276	$(28)	$2,012	$6,705	$80,555	$82,694	$(30)	$10,651	$281	$93,034
Foreign corporate	59,287	(53)	1,397	6,454	54,177	59,124	(28)	5,275	731	63,640
Foreign government	49,377	(166)	2,460	3,655	48,016	56,848	(19)	5,603	823	61,609
U.S. government and agency	34,314	—	1,583	2,207	33,690	41,068	—	5,807	276	46,599
RMBS	29,068	—	368	2,133	27,303	29,152	—	1,440	188	30,404
ABS & CLO	17,910	—	41	897	17,054	18,443	—	185	59	18,569
Municipals	12,881	—	672	1,040	12,513	11,761	—	2,464	13	14,212
CMBS	11,419	(14)	133	668	10,870	11,794	(14)	476	49	12,207
Total fixed maturity securities AFS	$299,532	$(261)	$8,666	$23,759	$284,178	$310,884	$(91)	$31,901	$2,420	$340,274
_________________
(1)Excludes gross unrealized gains (losses) related to assets held-for-sale; these unrealized gains (losses) are included in AOCI as no component of equity is held-for-sale. See Note 3 for information on the Company’s business dispositions.
The Company held non-income producing fixed maturity securities AFS with an estimated fair value of $134 million and $22 million at June 30, 2022 and December 31, 2021, respectively, with unrealized gains (losses) of ($26) million and $8 million at June 30, 2022 and December 31, 2021, respectively.
Maturities of Fixed Maturity Securities AFS
The amortized cost, net of allowance for credit loss (“ACL”) and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at June 30, 2022:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost, net of ACL	$7,495	$49,816	$55,072	$128,505	$58,383	$299,271
Estimated fair value	$7,428	$49,014	$52,943	$119,566	$55,227	$284,178
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

	June 30, 2022				December 31, 2021
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
Sector & Credit Quality	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses (1)	Estimated Fair Value	Gross Unrealized Losses (1)
	(Dollars in millions)
U.S. corporate	$53,448	$6,137	$2,459	$568	$8,076	$165	$1,499	$116
Foreign corporate	36,341	5,653	3,764	798	10,011	404	2,834	327
Foreign government	17,614	2,014	5,895	1,634	7,812	319	5,377	502
U.S. government and agency	17,853	1,555	2,152	652	14,419	138	1,571	138
RMBS	19,935	1,807	1,847	326	10,363	158	417	30
ABS & CLO	14,275	794	1,201	103	8,150	39	804	20
Municipals	6,328	1,015	74	25	524	10	65	3
CMBS	8,708	602	727	66	2,664	31	657	18
Total fixed maturity securities AFS	$174,502	$19,577	$18,119	$4,172	$62,019	$1,264	$13,224	$1,154
Investment grade	$165,299	$18,444	$16,780	$3,884	$58,358	$1,123	$12,022	$1,025
Below investment grade	9,203	1,133	1,339	288	3,661	141	1,202	129
Total fixed maturity securities AFS	$174,502	$19,577	$18,119	$4,172	$62,019	$1,264	$13,224	$1,154
Total number of securities in an unrealized loss position	14,391		1,752		4,774		979
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
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL increased $21.3 billion for the six months ended June 30, 2022 to $23.7 billion primarily due to increases in interest rates, widening credit spreads, and the impact of weakening foreign currencies on certain non-functional currency denominated fixed maturity securities.
Gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater were $4.2 billion at June 30, 2022, or 18% of the total gross unrealized losses on securities without an ACL.
Investment Grade Fixed Maturity Securities AFS
Of the $4.2 billion of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $3.9 billion, or 93%, were related to 1,535 investment grade securities. Unrealized losses on investment grade securities are principally related to widening credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
Below Investment Grade Fixed Maturity Securities AFS
Of the $4.2 billion of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $288 million, or 7%, were related to 217 below investment grade securities. Unrealized losses on below investment grade securities are principally related to U.S. corporate and foreign corporate securities (primarily industrial and consumer) and foreign government securities. These unrealized losses are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty, as well as, with respect to fixed-rate securities, rising interest rates since purchase. Management evaluates U.S. corporate and foreign corporate securities based on several factors such as expected cash flows, financial condition and near-term and long-term prospects of the issuers. Management evaluates foreign government securities based on factors impacting the issuers such as expected cash flows, financial condition of the issuers and any country specific economic conditions or public sector programs to restructure foreign government securities.
Current Period Evaluation
At June 30, 2022, with respect to securities in an unrealized loss position without an ACL, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Based on the Company’s current evaluation of its securities in an unrealized loss position without an ACL, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at June 30, 2022.
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

	U.S. Corporate	Foreign Corporate	Foreign Government	CMBS	Total
Three Months Ended June 30, 2022	(In millions)
Balance, at beginning of period	$13	$102	$226	$14	$355
Additions:
ACL not previously recorded	—	—	—	—	—
Reductions:
Changes for securities with previously recorded ACL	15	(5)	(23)	—	(13)
Securities sold or exchanged	—	(44)	(37)	—	(81)
Write-offs	—	—	—	—	—
Balance, at end of period	$28	$53	$166	$14	$261
Three Months Ended June 30, 2021
Balance, at beginning of period	$43	$33	$21	$7	$104
Additions:
ACL not previously recorded	—	4	—	4	8
Reductions:
Changes for securities with previously recorded ACL	4	(1)	—	(4)	(1)
Securities sold or exchanged	(8)	(4)	—	—	(12)
Write-offs	—	—	—	—	—
Balance, at end of period	$39	$32	$21	$7	$99

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

	U.S. Corporate	Foreign Corporate	Foreign Government	CMBS	Total
Six Months Ended June 30, 2022	(In millions)
Balance, at beginning of period	$30	$28	$19	$14	$91
Additions:
ACL not previously recorded	13	67	207	—	287
Reductions:
Changes for securities with previously recorded ACL	15	2	(23)	—	(6)
Securities sold or exchanged	(8)	(44)	(37)	—	(89)
Write-offs	(22)	—	—	—	(22)
Balance, at end of period	$28	$53	$166	$14	$261
Six Months Ended June 30, 2021
Balance, at beginning of period	$44	$16	$21	$—	$81
Additions:
ACL not previously recorded	—	25	—	11	36
Reductions:
Changes for securities with previously recorded ACL	3	(5)	—	(4)	(6)
Securities sold or exchanged	(8)	(4)	—	—	(12)
Write-offs	—	—	—	—	—
Balance, at end of period	$39	$32	$21	$7	$99
Equity Securities
The following table presents equity securities by security type. Common stock includes common stock, exchange traded funds, mutual funds and real estate investment trusts.

	June 30, 2022			December 31, 2021
	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Security Type
		(In millions)
Common stock	$714	$217	$931	$784	$295	$1,079
Non-redeemable preferred stock	160	(6)	154	189	1	190
Total	$874	$211	$1,085	$973	$296	$1,269
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

	June 30, 2022			December 31, 2021
	Cost or Amortized Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost or Amortized Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Asset Type
	(In millions)
Unit-linked investments	$7,990	$490	$8,480	$8,643	$1,897	$10,540
FVO Securities	1,173	222	1,395	1,243	359	1,602
Total	$9,163	$712	$9,875	$9,886	$2,256	$12,142
________________
(1)Represents cumulative changes in estimated fair value, recognized in earnings, and not in OCI.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2022		December 31, 2021
Portfolio Segment	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$52,348	63.8%	$50,553	63.7%
Agricultural	18,563	22.6	18,111	22.8
Residential	11,497	14.0	11,196	14.1
Total amortized cost	82,408	100.4	79,860	100.6
Allowance for credit loss	(486)	(0.6)	(634)	(0.8)
Subtotal mortgage loans, net	81,922	99.8	79,226	99.8
Residential — FVO	109	0.2	127	0.2
Total mortgage loans held-for-investment, net	82,031	100.0	79,353	100.0
Mortgage loans held-for-sale	24	—	—	—
Total mortgage loans, net	$82,055	100.0%	$79,353	100.0%
The Company elects the FVO for certain residential mortgage loans that are managed on a total return basis, with changes in estimated fair value included in net investment income. See Note 8 for further information.
The amount of net (discounts) premiums and deferred (fees) expenses, included within total amortized cost, primarily attributable to residential mortgage loans was ($695) million and ($759) million at June 30, 2022 and December 31, 2021, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at June 30, 2022 was $190 million, $152 million and $81 million, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at December 31, 2021 was $180 million, $161 million and $86 million, respectively.
Purchases of mortgage loans, consisting primarily of residential mortgage loans, were $868 million and $1.7 billion for the three months and six months ended June 30, 2022, respectively, and $532 million and $986 million for the three months and six months ended June 30, 2021, respectively.
Rollforward of Allowance for Credit Loss for Mortgage Loans by Portfolio Segment
The rollforward of ACL for mortgage loans, by portfolio segment, is as follows:

	Six Months Ended June 30,
	2022				2021
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$340	$88	$206	$634	$252	$106	$232	$590
Provision (release)	(16)	41	(31)	(6)	22	(7)	(23)	(8)
Initial credit losses on PCD loans (1)	—	—	—	—	—	—	2	2
Charge-offs, net of recoveries	(119)	(22)	(1)	(142)	—	(13)	(1)	(14)
Balance, end of period	$205	$107	$174	$486	$274	$86	$210	$570
________________
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at June 30, 2022:

Credit Quality Indicator	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$4,139	$5,557	$4,006	$5,352	$5,462	$14,552	$2,597	$41,665	79.6%
65% to 75%	937	1,483	777	2,230	1,349	1,631	—	8,407	16.0
76% to 80%	—	2	32	410	200	291	—	935	1.8
Greater than 80%	61	—	—	4	79	1,197	—	1,341	2.6
Total	$5,137	$7,042	$4,815	$7,996	$7,090	$17,671	$2,597	$52,348	100.0%
DSCR:
> 1.20x	$5,016	$6,349	$4,610	$7,592	$6,535	$15,498	$2,242	$47,842	91.4%
1.00x - 1.20x	92	272	18	—	223	340	—	945	1.8
<1.00x	29	421	187	404	332	1,833	355	3,561	6.8
Total	$5,137	$7,042	$4,815	$7,996	$7,090	$17,671	$2,597	$52,348	100.0%
The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at June 30, 2022:

Credit Quality Indicator	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$1,794	$2,586	$2,633	$1,726	$2,402	$4,534	$1,061	$16,736	90.2%
65% to 75%	140	321	356	185	100	503	55	1,660	8.9
76% to 80%	—	—	—	—	—	11	—	11	0.1
Greater than 80%	—	—	30	76	—	44	6	156	0.8
Total	$1,934	$2,907	$3,019	$1,987	$2,502	$5,092	$1,122	$18,563	100.0%
The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at June 30, 2022:

Credit Quality Indicator	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$909	$1,270	$386	$1,039	$465	$6,957	$—	$11,026	95.9%
Nonperforming (1)	2	6	7	47	16	393	—	471	4.1
Total	$911	$1,276	$393	$1,086	$481	$7,350	$—	$11,497	100.0%
__________________
(1)Includes residential mortgage loans in process of foreclosure of $137 million and $70 million at June 30, 2022 and December 31, 2021, respectively.
LTV ratios compare the unpaid principal balance of the loan to the estimated fair value of the underlying collateral. The amortized cost of commercial and agricultural mortgage loans with an LTV ratio in excess of 100% was $507 million, or 1% of total commercial and agricultural mortgage loans, at June 30, 2022.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both June 30, 2022 and December 31, 2021. The Company defines delinquency consistent with industry practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL, by portfolio segment, were as follows:

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual
Portfolio Segment	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
	(In millions)
Commercial	$5	$13	$5	$13	$180	$155
Agricultural	96	124	33	16	178	225
Residential	471	450	8	8	464	442
Total	$572	$587	$46	$37	$822	$822
The amortized cost for nonaccrual commercial, agricultural and residential mortgage loans at beginning of year 2021 was $317 million, $266 million and $534 million, respectively. The amortized cost for nonaccrual agricultural mortgage loans with no ACL was $86 million and $134 million at June 30, 2022 and December 31, 2021, respectively. There were no nonaccrual commercial or residential mortgage loans without an ACL at either June 30, 2022 or December 31, 2021.
Real Estate and Real Estate Joint Ventures
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method real estate joint ventures. Real estate investments, by income type, as well as income earned, were as follows at and for the periods indicated:

	June 30, 2022	December 31, 2021	Three Months Ended June 30,		Six Months Ended June 30,
			2022	2021	2022	2021
Income Type	Carrying Value		Income
	(In millions)
Wholly-owned real estate:
Leased real estate	$4,519	$5,146	$98	$108	$204	$219
Other real estate	478	474	68	44	100	86
Real estate joint ventures	7,379	6,596	213	53	403	76
Total real estate and real estate joint ventures	$12,376	$12,216	$379	$205	$707	$381
The carrying value of wholly-owned real estate acquired through foreclosure was $182 million and $181 million at June 30, 2022 and December 31, 2021, respectively. Depreciation expense on real estate investments was $31 million and $59 million for the three months and six months ended June 30, 2022, respectively, and $31 million and $61 million for the three months and six months ended June 30, 2021, respectively. Real estate investments were net of accumulated depreciation of $890 million and $883 million at June 30, 2022 and December 31, 2021, respectively.
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
The investment in leveraged and direct financing leases, net of ACL, was $788 million and $1.1 billion, respectively, at June 30, 2022 and $787 million and $1.1 billion, respectively, at December 31, 2021. The ACL for leveraged and direct financing leases was $33 million and $40 million at June 30, 2022 and December 31, 2021, respectively.
Cash Equivalents
Cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $9.8 billion and $9.0 billion, principally at estimated fair value, at June 30, 2022 and December 31, 2021, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities AFS and derivatives and the effect on policyholder liabilities, DAC, VOBA and deferred sales inducements (“DSI”) that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	June 30, 2022	December 31, 2021
	(In millions)
Fixed maturity securities AFS	$(15,291)	$29,461
Derivatives	2,336	2,061
Other	294	389
Subtotal	(12,661)	31,911
Amounts allocated from:
Policyholder liabilities (1)	(850)	(4,978)
DAC, VOBA and DSI	2,052	(3,208)
Subtotal	1,202	(8,186)
Deferred income tax benefit (expense)	2,023	(6,031)
Net unrealized investment gains (losses)	(9,436)	17,694
Net unrealized investment gains (losses) attributable to noncontrolling interests	(21)	(23)
Net unrealized investment gains (losses) attributable to MetLife, Inc.	$(9,457)	$17,671
__________________
(1)Includes unearned revenue liabilities.
The changes in net unrealized investment gains (losses) were as follows:

Six Months Ended June 30, 2022
(In millions)
Balance, beginning of period	$17,671
Unrealized investment gains (losses) during the period	(44,572)
Unrealized investment gains (losses) relating to:
Policyholder liabilities	4,128
DAC, VOBA and DSI	5,260
Deferred income tax benefit (expense)	8,054
Net unrealized investment gains (losses)	(9,459)
Net unrealized investment gains (losses) attributable to noncontrolling interests	2
Balance, end of period	$(9,457)
Change in net unrealized investment gains (losses)	$(27,130)
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	2
Change in net unrealized investment gains (losses) attributable to MetLife, Inc.	$(27,128)
Concentrations of Credit Risk
Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at estimated fair value at June 30, 2022 and December 31, 2021, were in fixed income securities of the Japanese government and its agencies of $24.7 billion and $32.7 billion, respectively, and in fixed income securities of the South Korean government and its agencies of $5.7 billion and $7.1 billion, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
Securities Lending Transactions and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of these transactions and agreements accounted for as secured borrowings was as follows:

	June 30, 2022			December 31, 2021
	Securities (1)			Securities (1)
Agreement Type	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$13,509	$13,748	$13,514	$20,654	$21,055	$21,319
Repurchase agreements	$3,208	$3,125	$3,065	$3,416	$3,325	$3,357
__________________
(1)These securities were included within fixed maturity securities AFS, short-term investments and cash equivalents at June 30, 2022 and within fixed maturity securities AFS at December 31, 2021.
(2)The liability for cash collateral is included within payables for collateral under securities loaned and other transactions.
Contractual Maturities
Contractual maturities of these transactions and agreements accounted for as secured borrowings were as follows:

	June 30, 2022					December 31, 2021
	Remaining Maturities					Remaining Maturities
Security Type	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total
	(In millions)
Cash collateral liability by security type:
Securities lending:
U.S. government and agency	$2,643	$7,017	$2,974	$—	$12,634	$5,900	$7,052	$7,055	$—	$20,007
Foreign government	—	206	712	—	918	—	285	762	—	1,047
Agency RMBS	—	141	55	—	196	—	—	—	—	—
U.S. corporate	—	—	—	—	—	1	—	—	—	1
Total	$2,643	$7,364	$3,741	$—	$13,748	$5,901	$7,337	$7,817	$—	$21,055

Repurchase agreements:
U.S. government and agency	$—	$3,125	$—	$—	$3,125	$—	$3,325	$—	$—	$3,325
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

	June 30, 2022	December 31, 2021
	(In millions)
Invested assets on deposit (regulatory deposits)	$1,640	$1,872
Invested assets held in trust (external reinsurance agreements) (1)	914	1,114
Invested assets pledged as collateral (2)	27,358	24,261
Total invested assets on deposit, held in trust and pledged as collateral	$29,912	$27,247
__________________
(1)    Represents assets held in trust related to third-party reinsurance agreements. Excludes assets held in trust related to reinsurance agreements between wholly-owned subsidiaries of $2.0 billion and $2.1 billion at June 30, 2022 and December 31, 2021, respectively.
(2)     The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements, secured debt and short-term debt related to repurchase agreements and a collateral financing arrangement (see Notes 4, 13 and 14 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report) and derivative transactions (see Note 7).

See “— Securities Lending Transactions and Repurchase Agreements” for information regarding securities supporting securities lending transactions and repurchase agreements and Note 5 for information regarding investments designated to the closed block. In addition, the Company’s investment in Federal Home Loan Bank common stock, included within other invested assets, which is considered restricted until redeemed by the issuer, was $802 million and $769 million, at redemption value, at June 30, 2022 and December 31, 2021, respectively.
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
The following table presents the total assets and total liabilities relating to investment related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	June 30, 2022		December 31, 2021
Asset Type	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Investment funds (primarily other invested assets)	$277	$9	$292	$1
Renewable energy partnership (primarily other invested assets)	75	—	79	—
Other investments (primarily other assets)	1	—	1	—
Total	$353	$9	$372	$1

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	June 30, 2022		December 31, 2021
Asset Type	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS (2)	$55,463	$55,463	$62,654	$62,654
Other limited partnership interests	13,432	19,549	13,287	20,720
Other invested assets	1,411	1,467	1,257	1,314
Other investments	917	939	776	926
Total	$71,223	$77,418	$77,974	$85,614
__________________
(1)The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $6 million and $5 million at June 30, 2022 and December 31, 2021, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.
(2)For variable interests in Structured Products included within fixed maturity securities AFS, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 14, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for either the six months ended June 30, 2022 or 2021.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
Net Investment Income
The composition of net investment income by asset type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Asset Type	2022	2021	2022	2021
	(In millions)
Fixed maturity securities AFS	$2,832	$2,739	$5,546	$5,492
Equity securities	5	9	12	20
FVO Securities	(89)	50	(154)	86
Mortgage loans	833	885	1,657	1,748
Policy loans	114	120	230	241
Real estate and real estate joint ventures	379	205	707	381
Other limited partnership interests	168	1,047	1,094	2,329
Cash, cash equivalents and short-term investments	49	24	80	49
Operating joint ventures	31	15	49	38
Other	221	40	347	94
Subtotal investment income	4,543	5,134	9,568	10,478
Less: Investment expenses	273	232	515	469
Subtotal, net	4,270	4,902	9,053	10,009
Unit-linked investments	(687)	378	(1,186)	585
Net investment income	$3,583	$5,280	$7,867	$10,594
Net investment income included realized and unrealized gains (losses) recognized in earnings of ($777) million and ($1.3) billion for the three months and six months ended June 30, 2022, respectively, and $413 million and $674 million for the three months and six months ended June 30, 2021, respectively. The amount includes realized gains (losses) on sales and disposals, primarily related to FVO securities (“FVO Securities”) and Unit-linked investments, of $40 million and $109 million for the three months and six months ended June 30, 2022, respectively, and $94 million and $261 million for the three months and six months ended June 30, 2021, respectively. The amount also includes unrealized gains (losses), representing changes in estimated fair value, recognized in earnings, primarily related to FVO Securities and Unit-linked investments, of ($817) million and ($1.4) billion for the three months and six months ended June 30, 2022, respectively, and $319 million and $413 million for the three months and six months ended June 30, 2021, respectively.
Changes in estimated fair value subsequent to purchase of FVO Securities and Unit-linked investments still held at the end of the respective periods and included in net investment income were ($802) million and ($1.3) billion for the three months and six months ended June 30, 2022, respectively, and $347 million and $549 million for the three months and six months ended June 30, 2021, respectively.
Net investment income from equity method investments, comprised primarily of real estate joint ventures, other limited partnership interests, tax credit and renewable energy partnerships and operating joint ventures, was $386 million and $1.5 billion for the three months and six months ended June 30, 2022, respectively, and $1.0 billion and $2.3 billion for the three months and six months ended June 30, 2021, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
Net Investment Gains (Losses)
Net Investment Gains (Losses) by Asset Type and Transaction Type
The composition of net investment gains (losses) by asset type and transaction type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Asset Type	2022	2021	2022	2021
	(In millions)
Fixed maturity securities AFS	$(671)	$5	$(1,269)	$(62)
Equity securities	(42)	55	(92)	130
Mortgage loans	48	(2)	92	58
Real estate and real estate joint ventures (excluding changes in estimated fair value)	159	368	163	416
Other limited partnership interests (excluding changes in estimated fair value)	(2)	(8)	16	(13)
Other gains (losses)	110	23	176	46
Subtotal	(398)	441	(914)	575
Change in estimated fair value of other limited partnership interests and real estate joint ventures	(1)	5	6	14
Non-investment portfolio gains (losses)	(286)	1,159	(295)	1,150
Subtotal	(287)	1,164	(289)	1,164
Net investment gains (losses)	$(685)	$1,605	$(1,203)	$1,739

Transaction Type
Realized gains (losses) on investments sold or disposed	$(445)	$434	$(656)	$437
Impairments	5	(13)	(35)	(13)
Recognized gains (losses):
Change in allowance for credit loss recognized in earnings	84	(39)	(159)	(17)
Unrealized net gains (losses) recognized in earnings	(43)	64	(58)	182
Total recognized gains (losses)	41	25	(217)	165
Non-investment portfolio gains (losses)	(286)	1,159	(295)	1,150
Net investment gains (losses)	$(685)	$1,605	$(1,203)	$1,739
Net realized investment gains (losses) of ($405) million and ($547) million for the three months and six months ended June 30, 2022, respectively, and $528 million and $698 million for the three months and six months ended June 30, 2021, respectively, represent realized gains (losses) on sales and disposals from all invested asset classes, including realized gains (losses) on sales and disposals recognized in net investment income, primarily related to FVO Securities and Unit-linked investments.
Changes in estimated fair value subsequent to purchase of equity securities still held as of the end of the period included in net investment gains (losses) were ($40) million and ($62) million for the three months and six months ended June 30, 2022, respectively, and $50 million and $113 million for the three months and six months ended June 30, 2021, respectively.
Other gains (losses) included $42 million and $60 million reclassified from AOCI to earnings due to the sale of certain investments that were hedged in qualifying cash flow hedges for the three months and six months ended June 30, 2022, respectively, and $19 million and $48 million for the three months and six months ended June 30, 2021, respectively.
Net investment gains (losses) includes gains (losses) from foreign currency transactions of ($137) million and ($14) million for the three months and six months ended June 30, 2022, respectively, and $10 million and $19 million for the three months and six months ended June 30, 2021, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
Non-investment portfolio gains (losses) for the three months and six months ended June 30, 2021, include a gain of $1.4 billion on the disposition of Metropolitan Property and Casualty Insurance Company and certain of its wholly-owned subsidiaries (collectively, “MetLife P&C”). See Note 3 for information on non-investment portfolio losses relating to the disposition of MetLife Poland and Greece.
Fixed Maturity Securities AFS and Equity Securities – Composition of Net Investment Gains (Losses)
The composition of net investment gains (losses) for these securities is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Fixed Maturity Securities AFS	2022	2021	2022	2021
	(In millions)
Proceeds	$20,710	$10,923	$34,734	$26,563
Gross investment gains	$231	$145	$340	$363
Gross investment (losses)	(1,001)	(132)	(1,404)	(391)
Realized gains (losses) on sales and disposals	(770)	13	(1,064)	(28)
Net credit loss (provision) release (change in ACL recognized in earnings)	94	5	(170)	(21)
Impairment (loss)	5	(13)	(35)	(13)
Net credit loss (provision) release and impairment (loss)	99	(8)	(205)	(34)
Net investment gains (losses)	$(671)	$5	$(1,269)	$(62)

Equity Securities
Realized gains (losses) on sales and disposals	$—	$(2)	$(30)	$(34)
Unrealized net gains (losses) recognized in earnings	(42)	57	(62)	164
Net investment gains (losses)	$(42)	$55	$(92)	$130
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		June 30, 2022			December 31, 2021
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$4,331	$1,683	$313	$3,550	$2,164	$6
Foreign currency swaps	Foreign currency exchange rate	735	81	—	801	11	23
Foreign currency forwards	Foreign currency exchange rate	1,536	—	154	1,636	—	58
Subtotal		6,602	1,764	467	5,987	2,175	87
Cash flow hedges:
Interest rate swaps	Interest rate	3,778	14	—	4,117	6	1
Interest rate forwards	Interest rate	8,042	—	958	6,889	89	119
Foreign currency swaps	Foreign currency exchange rate	42,653	3,159	1,938	41,095	1,600	1,557
Subtotal		54,473	3,173	2,896	52,101	1,695	1,677
Net investment in a foreign operation (“NIFO”) hedges:
Foreign currency forwards	Foreign currency exchange rate	249	25	—	—	—	—
Currency options	Foreign currency exchange rate	3,000	319	—	3,000	139	—
Subtotal		3,249	344	—	3,000	139	—
Total qualifying hedges		64,324	5,281	3,363	61,088	4,009	1,764
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	33,956	2,006	887	38,860	3,644	115
Interest rate floors	Interest rate	8,351	35	—	7,701	145	—
Interest rate caps	Interest rate	66,410	739	—	65,559	124	—
Interest rate futures	Interest rate	1,106	1	7	1,615	4	—
Interest rate options	Interest rate	20,304	553	43	11,754	493	10
Interest rate forwards	Interest rate	450	—	102	374	—	26
Interest rate total return swaps	Interest rate	1,048	—	109	1,048	9	4
Synthetic GICs	Interest rate	44,841	—	—	40,121	—	—
Foreign currency swaps	Foreign currency exchange rate	13,392	1,426	466	12,787	768	614
Foreign currency forwards	Foreign currency exchange rate	18,043	150	1,330	16,230	36	666
Currency futures	Foreign currency exchange rate	727	3	—	839	—	2
Currency options	Foreign currency exchange rate	—	—	—	900	—	—
Credit default swaps — purchased	Credit	2,993	28	84	3,042	13	113
Credit default swaps — written	Credit	11,786	35	84	8,626	177	12
Equity futures	Equity market	3,592	38	8	4,204	12	5
Equity index options	Equity market	26,013	1,065	360	29,743	1,004	458
Equity variance swaps	Equity market	692	17	12	699	17	13
Equity total return swaps	Equity market	3,060	206	—	3,025	11	50
Total non-designated or nonqualifying derivatives		256,764	6,302	3,492	247,127	6,457	2,088
Total		$321,088	$11,583	$6,855	$308,215	$10,466	$3,852

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both June 30, 2022 and December 31, 2021. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules, (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship, (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income, and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Three Months Ended June 30, 2022
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$3	$—	$—	$(408)	$(10)	$—	N/A
Hedged items	(4)	—	—	388	9	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	61	(170)	—	—	—	—	N/A
Hedged items	(61)	165	—	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	28	—	—	—	—	N/A
Subtotal	(1)	23	—	(20)	(1)	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(903)
Amount of gains (losses) reclassified from AOCI into income	16	42	—	—	—	1	(59)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	749
Amount of gains (losses) reclassified from AOCI into income	1	(690)	—	—	—	1	688
Foreign currency transaction gains (losses) on hedged items	—	682	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	17	34	—	—	—	2	475
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	N/A	N/A	N/A	N/A	N/A	168
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	37
Subtotal	N/A	N/A	N/A	N/A	N/A	N/A	205
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	2	—	(1,494)	(27)	—	—	N/A
Foreign currency exchange rate derivatives (1)	1	—	(664)	(1)	—	—	N/A
Credit derivatives — purchased (1)	—	—	46	—	—	—	N/A
Credit derivatives — written (1)	—	—	(195)	—	—	—	N/A
Equity derivatives (1)	36	—	590	187	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	176	—	—	—	N/A
Subtotal	39	—	(1,541)	159	—	—	N/A
Earned income on derivatives	140	—	249	46	(37)	—	—
Embedded derivatives (2)	N/A	N/A	97	—	N/A	N/A	N/A
Total	$195	$57	$(1,195)	$185	$(38)	$2	$680

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

	Six Months Ended June 30, 2022
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$7	$—	$—	$(860)	$(10)	$—	N/A
Hedged items	(8)	—	—	823	9	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	93	(251)	—	—	—	—	N/A
Hedged items	(91)	245	—	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	61	—	—	—	—	N/A
Subtotal	1	55	—	(37)	(1)	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(1,667)
Amount of gains (losses) reclassified from AOCI into income	31	60	—	—	—	2	(93)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	1,201
Amount of gains (losses) reclassified from AOCI into income	3	(838)	—	—	—	1	834
Foreign currency transaction gains (losses) on hedged items	—	828	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	34	50	—	—	—	3	275
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	N/A	N/A	N/A	N/A	N/A	211
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	56
Subtotal	N/A	N/A	N/A	N/A	N/A	N/A	267
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	3	—	(2,831)	(56)	—	—	N/A
Foreign currency exchange rate derivatives (1)	2	—	(738)	(2)	—	—	N/A
Credit derivatives — purchased (1)	—	—	92	—	—	—	N/A
Credit derivatives — written (1)	—	—	(245)	—	—	—	N/A
Equity derivatives (1)	45	—	751	269	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	294	—	—	—	N/A
Subtotal	50	—	(2,677)	211	—	—	N/A
Earned income on derivatives	223	—	484	98	(72)	—	—
Embedded derivatives (2)	N/A	N/A	139	—	N/A	N/A	N/A
Total	$308	$105	$(2,054)	$272	$(73)	$3	$542

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
(2)The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $18 million and $4 million for the three months and six months ended June 30, 2022, respectively, and ($8) million and ($51) million for the three months and six months ended June 30, 2021, respectively.

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
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
	(In millions)
Fixed maturity securities AFS	$1,752	$2,164	$—	$(1)
Mortgage loans	$444	$634	$(8)	$3
Future policy benefits	$(4,087)	$(4,735)	$(40)	$(877)
Policyholder account balances	$(1,082)	$—	$9	$—
__________________
(1)Includes ($149) million and ($161) million of hedging adjustments on discontinued hedging relationships at June 30, 2022 and December 31, 2021, respectively.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were $4 million and $2 million for the three months and six months ended June 30, 2022, respectively, and $1 million and ($1) million for the three months and six months ended June 30, 2021, respectively.
At both June 30, 2022 and December 31, 2021, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed seven years.
At June 30, 2022 and December 31, 2021, the balance in AOCI associated with cash flow hedges was $2.3 billion and $2.1 billion, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At June 30, 2022, the Company expected to reclassify $320 million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.

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
At June 30, 2022 and December 31, 2021, the cumulative foreign currency translation gain (loss) recorded in AOCI related to NIFO hedges was $570 million and $303 million, respectively. At June 30, 2022 and December 31, 2021, the carrying amount of debt designated as a non-derivative hedging instrument was $309 million and $365 million, respectively.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	June 30, 2022			December 31, 2021
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$3	$159	2.6	$4	$159	3.1
Credit default swaps referencing indices	4	2,742	3.3	17	1,191	2.5
Subtotal	7	2,901	3.3	21	1,350	2.6
Baa
Single name credit default swaps (3)	2	101	2.7	2	101	3.4
Credit default swaps referencing indices	(46)	8,612	5.4	146	6,988	5.0
Subtotal	(44)	8,713	5.4	148	7,089	5.0
Ba
Single name credit default swaps (3)	—	42	2.0	1	82	1.2
Credit default swaps referencing indices	(2)	45	4.5	(1)	20	5.0
Subtotal	(2)	87	3.3	—	102	2.0
B
Credit default swaps referencing indices	1	55	3.5	5	55	4.0
Subtotal	1	55	3.5	5	55	4.0
Caa3
Credit default swaps referencing indices	(11)	30	4.0	(9)	30	4.5
Subtotal	(11)	30	4.0	(9)	30	4.5
Total	$(49)	$11,786	4.8	$165	$8,626	4.6
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	June 30, 2022		December 31, 2021
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$11,608	$6,665	$10,132	$3,798
OTC-cleared (1)	73	160	448	24
Exchange-traded	42	15	16	7
Total gross estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1)	11,723	6,840	10,596	3,829
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(4,166)	(4,166)	(2,204)	(2,204)
OTC-cleared	(28)	(28)	(6)	(6)
Exchange-traded	(3)	(3)	(2)	(2)
Cash collateral: (3), (4)
OTC-bilateral	(6,454)	—	(6,948)	—
OTC-cleared	—	(112)	(421)	(13)
Exchange-traded	—	(12)	—	(3)
Securities collateral: (5)
OTC-bilateral	(852)	(2,442)	(891)	(1,473)
OTC-cleared	—	(19)	—	(5)
Exchange-traded	—	—	—	(2)
Net amount after application of master netting agreements and collateral	$220	$58	$124	$121
__________________
(1)At June 30, 2022 and December 31, 2021, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $140 million and $130 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of ($15) million and ($23) million, respectively.
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
(4)The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At June 30, 2022 and December 31, 2021, the Company received excess cash collateral of $492 million and $172 million, respectively, and provided excess cash collateral of $110 million and $126 million, respectively, which is not included in the table above due to the foregoing limitation.
(5)Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at June 30, 2022, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At June 30, 2022 and December 31, 2021, the Company received excess securities collateral with an estimated fair value of $125 million and $160 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At June 30, 2022 and December 31, 2021, the Company provided excess securities collateral with an estimated fair value of $1.1 billion and $243 million, respectively, for its OTC-bilateral derivatives, $1.1 billion and $1.2 billion, respectively, for its OTC-cleared derivatives, and $164 million and $185 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.
The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the collateral amount owed by that counterparty reaches a minimum transfer amount. Substantially all of the Company’s netting agreements for derivatives contain provisions that require both the Company and the counterparty to maintain a specific investment grade credit rating from each of Moody’s and S&P. If a party’s credit or financial strength rating, as applicable, were to fall below that specific investment grade credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement and payment based on such party’s reasonable valuation of the derivatives. A small number of these arrangements also include credit-contingent provisions that include a threshold above which collateral must be posted. Such agreements provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the credit ratings of MetLife, Inc. and/or the counterparty. At June 30, 2022, the amount of collateral not provided by the Company due to the existence of these thresholds was $15 million.
The following table presents the estimated fair value of the Company’s OTC-bilateral derivatives that were in a net liability position after considering the effect of netting agreements, together with the estimated fair value and balance sheet location of the collateral pledged.

	June 30, 2022			December 31, 2021
	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$2,340	$159	$2,499	$1,386	$209	$1,595
Estimated fair value of collateral provided:
Fixed maturity securities AFS	$2,656	$123	$2,779	$1,370	$221	$1,591
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	June 30, 2022	December 31, 2021
		(In millions)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$35	$38
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$317	$324
Assumed guaranteed minimum benefits	Policyholder account balances	97	98
Funds withheld and guarantees on reinsurance	Other liabilities	(25)	57
Fixed annuities with equity indexed returns	Policyholder account balances	142	165
Other guarantees	Policyholder account balances	—	5
Embedded derivatives within liability host contracts		$531	$649
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	June 30, 2022
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$69,753	$10,802	$80,555
Foreign corporate	—	42,397	11,780	54,177
Foreign government	—	47,913	103	48,016
U.S. government and agency	16,725	16,965	—	33,690
RMBS	100	24,503	2,700	27,303
ABS & CLO	—	15,140	1,914	17,054
Municipals	—	12,513	—	12,513
CMBS	—	10,137	733	10,870
Total fixed maturity securities AFS	16,825	239,321	28,032	284,178
Equity securities	720	186	179	1,085
Unit-linked and FVO Securities (2)	7,319	1,814	742	9,875
Short-term investments (3)	1,944	544	119	2,607
Residential mortgage loans — FVO	—	—	109	109
Other investments	—	165	1,013	1,178
Derivative assets: (4)
Interest rate	1	4,695	335	5,031
Foreign currency exchange rate	3	5,140	20	5,163
Credit	—	37	26	63
Equity market	38	1,281	7	1,326
Total derivative assets	42	11,153	388	11,583
Embedded derivatives within asset host contracts (5)	—	—	35	35
Separate account assets (6)	61,489	81,100	1,240	143,829
Total assets (7)	$88,339	$334,283	$31,857	$454,479
Liabilities
Derivative liabilities: (4)
Interest rate	$7	$1,983	$429	$2,419
Foreign currency exchange rate	—	3,680	208	3,888
Credit	—	130	38	168
Equity market	8	372	—	380
Total derivative liabilities	15	6,165	675	6,855
Embedded derivatives within liability host contracts (5)	—	—	531	531
Separate account liabilities (6)	14	21	10	45
Total liabilities	$29	$6,186	$1,216	$7,431

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)
(2)Contractholder-directed equity securities and FVO Securities (collectively, “Unit-linked and FVO Securities”) were primarily comprised of Unit-linked investments at both June 30, 2022 and December 31, 2021.
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
(7)Total assets included in the fair value hierarchy exclude other limited partnership interests that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. At June 30, 2022 and December 31, 2021, the estimated fair value of such investments was $95 million and $99 million, respectively.
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

					June 30, 2022				December 31, 2021				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	—	-	132	91	1	-	165	109	Increase
	•	Market pricing	•	Quoted prices (4)	20	-	126	94	—	-	117	100	Increase
	•	Consensus pricing	•	Offered quotes (4)	95	-	101	98	99	-	104	100	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	117	93	—	-	121	99	Increase (5)
ABS & CLO	•	Market pricing	•	Quoted prices (4)	3	-	104	94	3	-	110	102	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	299	-	317	310	151	-	200	188	Increase (7)
			•	Volatility (8)	1%	-	1%	1%	1%	-	1%	1%	Increase (7)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	29	-	1,938	204	2	-	305	134	Increase (7)
Credit	•	Present value techniques	•	Credit spreads (9)	85	-	148	112	96	-	133	109	Decrease (7)
	•	Consensus pricing	•	Offered quotes (10)
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.17%	0.08%	0%	-	0.17%	0.08%	Decrease (11)
				Ages 41 - 60	0.03%	-	0.75%	0.27%	0.03%	-	0.75%	0.27%	Decrease (11)
				Ages 61 - 115	0.12%	-	100%	2.07%	0.12%	-	100%	2.08%	Decrease (11)
			•	Lapse rates:
				Durations 1 - 10	0%	-	100%	6.24%	0.25%	-	100%	6.30%	Decrease (12)
				Durations 11 - 20	0.50%	-	100%	5.18%	0.50%	-	100%	5.22%	Decrease (12)
				Durations 21 - 116	0.50%	-	100%	5.18%	0.50%	-	100%	5.22%	Decrease (12)
			•	Utilization rates	0%	-	22%	0.22%	0%	-	22%	0.22%	Increase (13)
			•	Withdrawal rates	0%	-	20%	3.70%	0%	-	20%	3.72%	(14)
			•	Long-term equity volatilities	8.74%	-	25%	18.60%	7.69%	-	25%	18.60%	Increase (15)
			•	Nonperformance risk spread	0.10%	-	1.90%	0.35%	0.04%	-	1.45%	0.35%	Decrease (16)
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
(10)At both June 30, 2022 and December 31, 2021, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (7)	Foreign Government	Structured Products	Municipals	Equity Securities	Unit-linked and FVO Securities
	(In millions)
Three Months Ended June 30, 2022
Balance, beginning of period	$24,362	$248	$5,930	$29	$189	$868
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(5)	4	12	—	(2)	(132)
Total realized/unrealized gains (losses) included in AOCI	(2,857)	3	(207)	—	—	—
Purchases (3)	1,643	1	536	—	2	8
Sales (3)	(315)	(2)	(468)	—	(10)	(2)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	154	3	129	—	—	—
Transfers out of Level 3 (4)	(400)	(154)	(585)	(29)	—	—
Balance, end of period	$22,582	$103	$5,347	$—	$179	$742
Three Months Ended June 30, 2021
Balance, beginning of period	$23,419	$132	$5,507	$5	$154	$812
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(8)	—	16	—	6	45
Total realized/unrealized gains (losses) included in AOCI	415	—	19	—	—	—
Purchases (3)	868	46	823	—	3	12
Sales (3)	(286)	(3)	(332)	—	(15)	(16)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	48	10	345	—	—	10
Transfers out of Level 3 (4), (5)	(683)	(40)	(375)	(5)	(5)	(14)
Balance, end of period	$23,773	$145	$6,003	$—	$143	$849
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2022 (6)	$(5)	$4	$12	$—	$(3)	$(132)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2021 (6)	$(8)	$—	$15	$—	$3	$44
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2022 (6)	$(2,851)	$3	$(205)	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2021 (6)	$416	$—	$19	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans — FVO	Other Investments	Net Derivatives (8)	Net Embedded Derivatives (9)	Separate Accounts (10)
	(In millions)
Three Months Ended June 30, 2022
Balance, beginning of period	$5	$119	$1,047	$31	$(578)	$2,118
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	(5)	26	(292)	97	24
Total realized/unrealized gains (losses) included in AOCI	—	—	—	(191)	14	—
Purchases (3)	15	—	61	152	—	36
Sales (3)	(1)	—	(21)	—	—	(949)
Issuances (3)	—	—	—	—	—	(5)
Settlements (3)	—	(5)	—	13	(29)	6
Transfers into Level 3 (4)	100	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	(100)	—	—	—
Balance, end of period	$119	$109	$1,013	$(287)	$(496)	$1,230
Three Months Ended June 30, 2021
Balance, beginning of period	$102	$149	$656	$(162)	$(508)	$1,133
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	(1)	12	(49)	(4)	12
Total realized/unrealized gains (losses) included in AOCI	1	—	—	205	1	—
Purchases (3)	35	—	113	4	—	118
Sales (3)	(46)	(2)	—	—	—	(27)
Issuances (3)	—	—	—	(5)	—	1
Settlements (3)	—	(6)	—	—	(63)	3
Transfers into Level 3 (4)	50	—	—	—	—	9
Transfers out of Level 3 (4), (5)	(29)	—	—	64	—	—
Balance, end of period	$113	$140	$781	$57	$(574)	$1,249
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2022 (6)	$—	$(5)	$23	$(291)	$97	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2021 (6)	$—	$(2)	$12	$(69)	$(3)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2022 (6)	$—	$—	$—	$(199)	$13	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2021 (6)	$(1)	$—	$—	$200	$1	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (7)	Foreign Government	Structured Products	Municipals	Equity Securities	Unit-linked and FVO Securities
	(In millions)
Six Months Ended June 30, 2022
Balance, beginning of period	$25,435	$91	$5,871	$—	$151	$901
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(16)	(43)	23	—	11	(169)
Total realized/unrealized gains (losses) included in AOCI	(4,892)	7	(423)	—	—	—
Purchases (3)	2,698	1	732	—	25	15
Sales (3)	(782)	(2)	(668)	—	(6)	(4)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	463	49	190	—	—	13
Transfers out of Level 3 (4)	(324)	—	(378)	—	(2)	(14)
Balance, end of period	$22,582	$103	$5,347	$—	$179	$742
Six Months Ended June 30, 2021
Balance, beginning of period	$24,101	$117	$5,289	$—	$150	$701
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(5)	1	24	—	10	62
Total realized/unrealized gains (losses) included in AOCI	(776)	(1)	(28)	—	—	—
Purchases (3)	1,722	46	1,380	—	3	21
Sales (3)	(507)	(5)	(685)	—	(16)	(15)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	101	13	270	—	—	95
Transfers out of Level 3 (4)	(863)	(26)	(247)	—	(4)	(15)
Balance, end of period	$23,773	$145	$6,003	$—	$143	$849
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2022 (6)	$(16)	$(43)	$23	$—	$9	$(168)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2021 (6)	$(8)	$1	$22	$—	$5	$61
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2022 (6)	$(4,885)	$6	$(416)	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2021 (6)	$(767)	$(1)	$(26)	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans — FVO	Other Investments	Net Derivatives (8)	Net Embedded Derivatives (9)	Separate Accounts (10)
	(In millions)
Six Months Ended June 30, 2022
Balance, beginning of period	$3	$127	$898	$(152)	$(611)	$2,131
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(1)	(9)	72	17	139	43
Total realized/unrealized gains (losses) included in AOCI	—	—	—	(410)	23	—
Purchases (3)	119	—	187	240	—	107
Sales (3)	(2)	—	(44)	—	—	(1,047)
Issuances (3)	—	—	—	(2)	—	(5)
Settlements (3)	—	(9)	—	20	(47)	4
Transfers into Level 3 (4)	—	—	—	—	—	1
Transfers out of Level 3 (4)	—	—	(100)	—	—	(4)
Balance, end of period	$119	$109	$1,013	$(287)	$(496)	$1,230
Six Months Ended June 30, 2021
Balance, beginning of period	$43	$165	$573	$594	$(1,141)	$1,079
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	(3)	25	(217)	669	2
Total realized/unrealized gains (losses) included in AOCI	(1)	—	—	(412)	22	—
Purchases (3)	84	—	183	4	—	188
Sales (3)	(10)	(11)	—	—	—	(32)
Issuances (3)	—	—	—	(6)	—	—
Settlements (3)	—	(11)	—	94	(124)	5
Transfers into Level 3 (4)	—	—	—	1	—	10
Transfers out of Level 3 (4)	(3)	—	—	(1)	—	(3)
Balance, end of period	$113	$140	$781	$57	$(574)	$1,249
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2022 (6)	$—	$(9)	$69	$(15)	$139	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2021 (6)	$—	$(7)	$26	$(132)	$668	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2022 (6)	$—	$—	$—	$(390)	$22	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2021 (6)	$(1)	$—	$—	$(274)	$22	$—
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

	June 30, 2022	December 31, 2021
	(In millions)
Unpaid principal balance	$115	$130
Difference between estimated fair value and unpaid principal balance	(6)	(3)
Carrying value at estimated fair value	$109	$127
Loans in nonaccrual status	$24	$32
Loans more than 90 days past due	$10	$14
Loans in nonaccrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(2)	$(7)

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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2022
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans (2)	$81,946	$—	$—	$79,974	$79,974
Policy loans	$8,876	$—	$—	$9,965	$9,965
Other invested assets	$1,010	$—	$802	$208	$1,010
Premiums, reinsurance and other receivables	$2,664	$—	$950	$1,802	$2,752
Other assets	$450	$—	$296	$170	$466
Liabilities
Policyholder account balances	$124,081	$—	$—	$119,988	$119,988
Long-term debt	$13,609	$—	$13,850	$—	$13,850
Collateral financing arrangement	$741	$—	$—	$602	$602
Junior subordinated debt securities	$3,157	$—	$3,555	$—	$3,555
Other liabilities	$2,622	$—	$1,072	$1,919	$2,991
Separate account liabilities	$79,050	$—	$79,050	$—	$79,050

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
9. Equity
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows at both June 30, 2022 and December 31, 2021:

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Equity (continued)
The per share and aggregate dividends declared for MetLife, Inc.’s preferred stock were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Series	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate
	(In millions, except per share data)
A	$0.256	$6	$0.256	$6	$0.506	$12	$0.506	$12
C (1)	$—	—	$9.606	5	$—	—	$19.085	10
D	$—	—	$—	—	$29.375	15	$29.375	15
E	$351.563	11	$351.563	12	$703.126	22	$703.126	23
F	$296.875	12	$296.875	12	$593.750	24	$593.750	24
G	$—	—	$—	—	$19.250	19	$19.785	19
Total		$29		$35		$92		$103
__________________
(1)Dividends were paid through the dividend payment date of June 15, 2021, when all outstanding shares of MetLife, Inc.’s 5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C were redeemed and eliminated. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report.
Common Stock
MetLife, Inc. announced that its Board of Directors authorized common stock repurchases as follows:

		Authorization Remaining at
Announcement Date	Authorization Amount	June 30, 2022
	(In millions)
May 4, 2022	$3,000	$2,475
August 4, 2021	$3,000	$—
December 11, 2020	$3,000	$—
Under these authorizations, MetLife, Inc. may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934), and in privately negotiated transactions. Common stock repurchases are subject to the discretion of MetLife, Inc.’s Board of Directors and will depend upon the Company’s capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value, applicable regulatory approvals, and other legal and accounting factors.
For the six months ended June 30, 2022 and 2021, MetLife, Inc. repurchased 30,939,541 shares and 36,170,428 shares of its common stock, respectively, through open market purchases for $2.0 billion and $2.1 billion, respectively.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Equity (continued)
Dividend Restrictions
Insurance Operations
For the six months ended June 30, 2022, American Life Insurance Company paid a dividend of $620 million to MetLife, Inc., for which regulatory approval was obtained as required.
See Note 16 of the Notes to Consolidated Financial Statements included in the 2021 Annual Report for additional information on dividend restrictions.
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to MetLife, Inc. was as follows:

	Three Months Ended June 30, 2022
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$3,718	$1,464	$(5,517)	$(1,577)	$(1,912)
OCI before reclassifications	(20,082)	(154)	(1,126)	3	(21,359)
Deferred income tax benefit (expense)	4,512	40	(66)	—	4,486
AOCI before reclassifications, net of income tax	(11,852)	1,350	(6,709)	(1,574)	(18,785)
Amounts reclassified from AOCI	682	629	—	23	1,334
Deferred income tax benefit (expense)	(155)	(132)	—	(4)	(291)
Amounts reclassified from AOCI, net of income tax	527	497	—	19	1,043
Sale of subsidiary, net of income tax (2)	21	—	349	—	370
Balance, end of period	$(11,304)	$1,847	$(6,360)	$(1,555)	$(17,372)

	Three Months Ended June 30, 2021
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$16,194	$518	$(4,467)	$(1,848)	$10,397
OCI before reclassifications	2,099	828	6	1	2,934
Deferred income tax benefit (expense)	(570)	(169)	(2)	(1)	(742)
AOCI before reclassifications, net of income tax	17,723	1,177	(4,463)	(1,848)	12,589
Amounts reclassified from AOCI	(15)	(131)	—	17	(129)
Deferred income tax benefit (expense)	3	27	—	(5)	25
Amounts reclassified from AOCI, net of income tax	(12)	(104)	—	12	(104)
Sale of subsidiary, net of income tax	(176)	—	—	—	(176)
Balance, end of period	$17,535	$1,073	$(4,463)	$(1,836)	$12,309

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Equity (continued)

	Six Months Ended June 30, 2022
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$16,042	$1,629	$(5,154)	$(1,598)	$10,919
OCI before reclassifications	(36,455)	(466)	(1,508)	6	(38,423)
Deferred income tax benefit (expense)	8,345	95	(85)	(1)	8,354
AOCI before reclassifications, net of income tax	(12,068)	1,258	(6,747)	(1,593)	(19,150)
Amounts reclassified from AOCI	1,003	741	—	47	1,791
Deferred income tax benefit (expense)	(230)	(152)	—	(7)	(389)
Amounts reclassified from AOCI, net of income tax	773	589	—	40	1,402
Sale of subsidiaries, net of income tax (2)	(9)	—	387	(2)	376
Balance, end of period	$(11,304)	$1,847	$(6,360)	$(1,555)	$(17,372)

	Six Months Ended June 30, 2021
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$22,217	$1,513	$(3,795)	$(1,863)	$18,072
OCI before reclassifications	(5,879)	(614)	(747)	4	(7,236)
Deferred income tax benefit (expense)	1,376	141	(36)	(1)	1,480
AOCI before reclassifications, net of income tax	17,714	1,040	(4,578)	(1,860)	12,316
Amounts reclassified from AOCI	15	43	—	31	89
Deferred income tax benefit (expense)	(4)	(10)	—	(7)	(21)
Amounts reclassified from AOCI, net of income tax	11	33	—	24	68
Sale of subsidiaries, net of income tax	(190)	—	115	—	(75)
Balance, end of period	$17,535	$1,073	$(4,463)	$(1,836)	$12,309
__________________
(1)See Note 6 for information on offsets to investments related to policyholder liabilities, DAC, VOBA and DSI.
(2)See Note 3 for information on the Company’s business dispositions.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(772)	$(6)	$(1,122)	$(55)	Net investment gains (losses)
Net unrealized investment gains (losses)	2	(4)	4	(9)	Net investment income
Net unrealized investment gains (losses)	88	25	115	49	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(682)	15	(1,003)	(15)
Income tax (expense) benefit	155	(3)	230	4
Net unrealized investment gains (losses), net of income tax	(527)	12	(773)	(11)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	16	15	31	27	Net investment income
Interest rate derivatives	42	19	60	48	Net investment gains (losses)
Interest rate derivatives	1	—	2	1	Other expenses
Foreign currency exchange rate derivatives	1	1	3	4	Net investment income
Foreign currency exchange rate derivatives	(690)	95	(838)	(124)	Net investment gains (losses)
Foreign currency exchange rate derivatives	1	1	1	1	Other expenses
Gains (losses) on cash flow hedges, before income tax	(629)	131	(741)	(43)
Income tax (expense) benefit	132	(27)	152	10
Gains (losses) on cash flow hedges, net of income tax	(497)	104	(589)	(33)
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(26)	(35)	(53)	(53)
Amortization of prior service (costs) credit	3	18	6	22
Amortization of defined benefit plan items, before income tax	(23)	(17)	(47)	(31)
Income tax (expense) benefit	4	5	7	7
Amortization of defined benefit plan items, net of income tax	(19)	(12)	(40)	(24)
Total reclassifications, net of income tax	$(1,043)	$104	$(1,402)	$(68)
__________________
(1)These AOCI components are included in the computation of net periodic benefit costs. See Note 11.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Vision fee for service arrangements	$138	$135	$292	$275
Prepaid legal plans	118	108	238	217
Fee-based investment management	100	86	202	171
Recordkeeping and administrative services (1)	43	53	90	106
Administrative services-only contracts	59	58	118	119
Other revenue from service contracts from customers	67	74	135	141
Total revenues from service contracts from customers	525	514	1,075	1,029
Other	91	150	201	266
Total other revenues	$616	$664	$1,276	$1,295
__________________
(1)Related to products and businesses no longer actively marketed by the Company.
Receivables related to revenues from service contracts from customers were $236 million and $235 million at June 30, 2022 and December 31, 2021, respectively.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Employee-related costs (1)	$868	$808	$1,772	$1,782
Third party staffing costs	375	336	758	648
General and administrative expenses	169	135	290	243
Pension, postretirement and postemployment benefit costs	24	26	49	51
Premium taxes, other taxes, and licenses & fees	137	169	290	336
Commissions and other variable expenses	1,300	1,294	2,631	2,824
Capitalization of DAC	(622)	(642)	(1,272)	(1,417)
Amortization of DAC and VOBA	616	537	1,153	1,127
Amortization of negative VOBA	(10)	(10)	(19)	(19)
Interest expense on debt	226	228	451	456
Total other expenses	$3,083	$2,881	$6,103	$6,031
__________________
(1)Includes $78 million and $115 million for the three months and six months ended June 30, 2022, respectively, and ($58) million and ($74) million for the three months and six months ended June 30, 2021, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.

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
The components of net periodic benefit costs, reported in other expenses, were as follows:

	Three Months Ended June 30,
	2022		2021
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$50	$1	$56	$1
Interest costs	82	9	83	10
Curtailment (gains) losses	—	—	(17)	—
Expected return on plan assets	(129)	(15)	(125)	(14)
Amortization of net actuarial (gains) losses	30	(6)	39	(7)
Amortization of prior service costs (credit)	(3)	—	(1)	—
Net periodic benefit costs (credit)	$30	$(11)	$35	$(10)

	Six Months Ended June 30,
	2022		2021
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$102	$2	$119	$2
Interest costs	163	17	161	18
Curtailment (gains) losses	—	—	(17)	—
Expected return on plan assets	(258)	(28)	(257)	(28)
Amortization of net actuarial (gains) losses	61	(12)	77	(27)
Amortization of prior service costs (credit)	(6)	—	(5)	—
Net periodic benefit costs (credit)	$62	$(21)	$78	$(35)
12. Income Tax
The Company’s effective tax rate for the three months ended June 30, 2022, reflecting an income tax benefit, increased from the U.S. statutory rate primarily due to tax benefits from foreign earnings taxed at different rates than the U.S. statutory rate, tax credits and non-taxable investment income. The Company’s effective tax rate for the six months ended June 30, 2022 was (14%), reflecting an income tax benefit despite having income before provision for income tax and, differed from the U.S. statutory rate primarily due to tax benefits from foreign earnings taxed at different rates than the U.S. statutory rate, tax credits, the corporate tax deduction for stock compensation and non-taxable investment income.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Income Tax (continued)

For the three months and six months ended June 30, 2021, the effective tax rate on income (loss) before provision for income tax was 24% and 21%, respectively. The Company’s effective tax rate for the three months ended June 30, 2021 differed from the U.S. statutory rate primarily due to tax charges from foreign earnings taxed at different rates than the U.S. statutory rate, the completed sale of MetLife P&C and the pending disposition of MetLife Poland and Greece, partially offset by tax benefits related to tax credits and non-taxable investment income. The Company’s effective tax rate for the six months ended June 30, 2021 was equal to the statutory rate of 21%, primarily due to tax charges from foreign earnings taxed at different rates than the U.S. statutory rate, the completed sale of MetLife P&C and the pending disposition of MetLife Poland and Greece, offset by tax benefits related to tax credits, non-taxable investment income and the corporate tax deduction for stock compensation.
13. Earnings Per Common Share
The following table presents the weighted average shares, basic earnings per common share and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions, except per share data)
Weighted Average Shares:
Weighted average common stock outstanding - basic	809.7	873.3	816.7	879.3
Incremental common shares from assumed exercise or issuance of stock-based awards	4.8	6.4	5.8	6.5
Weighted average common stock outstanding - diluted	814.5	879.7	822.5	885.8
Net Income (Loss):
Net income (loss)	$138	$3,412	$812	$3,775
Less: Net income (loss) attributable to noncontrolling interests	6	5	11	10
Less: Preferred stock dividends	29	35	92	103
Preferred stock redemption premium	—	6	—	6
Net income (loss) available to MetLife, Inc.’s common shareholders	$103	$3,366	$709	$3,656
Basic	$0.13	$3.85	$0.87	$4.16
Diluted	$0.13	$3.83	$0.86	$4.13
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
14. Contingencies, Commitments and Guarantees (continued)
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. In certain circumstances where liabilities have been established there may be coverage under one or more corporate insurance policies, pursuant to which there may be an insurance recovery. Insurance recoveries are recognized as gains when any contingencies relating to the insurance claim have been resolved, which is the earlier of when the gains are realized or realizable. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at June 30, 2022. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of June 30, 2022, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $100 million.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
14. Contingencies, Commitments and Guarantees (continued)
As reported in the 2021 Annual Report, MLIC received approximately 2,824 asbestos-related claims in 2021. For the six months ended June 30, 2022 and 2021, MLIC received approximately 1,319 and 1,304 new asbestos-related claims, respectively. See Note 21 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report for historical information concerning asbestos claims and MLIC’s update in its recorded liability at December 31, 2021. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through June 30, 2022.
Julian & McKinney v. Metropolitan Life Insurance Company (S.D.N.Y., filed February 9, 2017)
Plaintiffs filed this putative class and collective action on behalf of themselves and all current and former long-term disability (“LTD”) claims specialists between February 2011 and the present for alleged wage and hour violations under the Fair Labor Standards Act (“FLSA”), the New York Labor Law, and the Connecticut Minimum Wage Act. The suit alleges that MLIC improperly reclassified the plaintiffs and similarly situated LTD claims specialists from non-exempt to exempt from overtime pay in November 2013. As a result, they and members of the putative class were no longer eligible for overtime pay even though they allege they continued to work more than 40 hours per week. Plaintiffs seek unspecified compensatory and punitive damages, as well as other relief. On June 29, 2022, the United States District Court for the Southern District of New York entered an offer of judgment disposing of the FLSA claims in exchange for a $3,000 payment to plaintiffs by MLIC. The parties entered into an agreement to settle the remaining state law claims, and on July 15, 2022, the court entered a stipulation of dismissal with prejudice disposing of those claims. MLIC has accrued the full amount of the settlement payments in prior periods.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $4.7 billion and $4.6 billion at June 30, 2022 and December 31, 2021, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $9.8 billion and $9.1 billion at June 30, 2022 and December 31, 2021, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $329 million, with a cumulative maximum of $629 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $20 million at both June 30, 2022 and December 31, 2021, for indemnities, guarantees and commitments.
15. Subsequent Events
Senior Notes
In July 2022, MetLife, Inc. issued $1.0 billion of senior notes due July 2052 which bear interest at a fixed rate of 5.00%, payable semi-annually. In connection with the issuance, MetLife, Inc. incurred $11 million of related costs which will be amortized over the term of the senior notes.

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
Current Period Highlights

During the three months ended June 30, 2022, adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased compared to the prior period driven by growth in our U.S. segment, primarily in our Retirement and Income Solutions (“RIS”) business. Equity market returns had a less favorable impact on our private equity funds and hedge funds compared to the prior period and resulted in lower investment yields, however, positive net flows drove an increase in our investment portfolio. Changes in long-term interest rates drove an unfavorable change in net derivative gains (losses). Current period results include net investment losses versus gains in the prior period, which included the gain on the sale of Metropolitan Property and Casualty Insurance Company and certain of its wholly-owned subsidiaries (collectively, “MetLife P&C”). Underwriting experience was favorable and reflected a decline in COVID-19 related claims. In addition, the current period includes the favorable impact from a reinsurance settlement and the prior period included the release of a legal reserve.

The following represents segment level results and percentage contributions to total segment level adjusted earnings available to common shareholders for the three months ended June 30, 2022:

__________________
(1)Excludes Corporate & Other adjusted loss available to common shareholders of $243 million.
(2)Consistent with GAAP guidance for segment reporting, adjusted earnings is our GAAP measure of segment performance. For additional information, see Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.

Three Months Ended June 30, 2022 Compared with the Three Months Ended June 30, 2021

Consolidated Results - Highlights
Net income (loss) available to MetLife, Inc.’s common shareholders down $3.3 billion:

• Unfavorable change in net investment gains (losses) of $2.3 billion ($1.8 billion, net of income tax)

• Unfavorable change in net derivative gains (losses) of $1.6 billion ($1.3 billion, net of income tax)(2)

• Adjusted earnings available to common shareholders down $463 million

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
Consolidated Results - Adjusted Earnings Highlights
Adjusted earnings available to common shareholders was down $463 million primarily due to lower investment yields as a result of the unfavorable impact of lower equity market returns on our private equity funds and hedge funds and higher expenses, partially offset by higher net investment income due to a larger average invested asset base and favorable underwriting, primarily driven by a decline in COVID-19 related claims. In addition, the current period includes the favorable impact from a reinsurance settlement and the prior period included the release of a legal reserve.

For a more in-depth discussion of our consolidated results, see “— Results of Operations — Consolidated Results,” “— Results of Operations — Consolidated Results - Adjusted Earnings” and “— Results of Operations — Segment Results and Corporate & Other.”

Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021

Consolidated Results - Highlights
Net income (loss) available to MetLife, Inc.’s common shareholders down $2.9 billion:

• Unfavorable change in net investment gains (losses) of $2.9 billion ($2.3 billion, net of income tax)

• Unfavorable change in net derivative gains (losses) of $240 million ($190 million, net of income tax)(2)

• Adjusted earnings available to common shareholders down $701 million

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
Consolidated Results - Adjusted Earnings Highlights
Adjusted earnings available to common shareholders was down $701 million primarily due to lower investment yields as a result of the unfavorable impact of lower equity market returns on our private equity funds and hedge funds and higher expenses, partially offset by higher net investment income due to a larger average invested asset base and favorable underwriting, primarily driven by a decline in COVID-19 related claims. In addition, the current period includes the favorable impact from a reinsurance settlement and the prior period included the release of a legal reserve.

For a more in-depth discussion of our consolidated results, see “— Results of Operations — Consolidated Results,” “— Results of Operations — Consolidated Results - Adjusted Earnings” and “— Results of Operations — Segment Results and Corporate & Other.”
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
We are closely monitoring political and economic conditions that might contribute to global market volatility and impact our business operations, investment portfolio and derivatives, such as global inflation, supply chain disruptions, the Russia-Ukraine conflict and the COVID-19 pandemic. See “— Impact of Market Interest Rates — Effects of Inflation,” and “— Investments — Current Environment.” We are also monitoring the imposition of tariffs, sanctions or other barriers to international trade, changes to international trade agreements, and their potential impacts on our business, results of operations and financial condition.

Governments and central banks around the world responded to the COVID-19 pandemic with unprecedented fiscal and monetary policies, but many of these stimulus programs have concluded due to global economic recovery and rising inflation. In the United States, the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) ended its asset purchase program in March 2022 and began to reduce its holdings on June 1, 2022. The Federal Open Market Committee has raised interest rates four times in 2022; further increases in the target range for the federal funds rate are expected throughout 2022 to combat inflation. This has caused the gap between the two-year U.S. Treasury and the 10-year U.S. Treasury yield to flatten and has contributed to a heightened level of concern about an economic downturn in the United States. The European Central Bank (“ECB”) ended its pandemic asset purchase program in March 2022 and its quantitative easing program in July 2022. The ECB raised its policy interest rates in July 2022 and is expected to continue to do so throughout 2022 to combat inflation. It also announced a new program, the Transmission Protection Instrument, which aims to prevent financial fragmentation by helping more indebted periphery euro area member states, which could otherwise face a widening of government bond yield spreads, over core members like Germany, as the ECB tightens policy. The Bank of England ended its quantitative easing program in 2021 and has been raising interest rates since December 2021 to combat inflation, with further increases expected throughout 2022. Russia’s invasion of Ukraine and sanctions imposed in response represent an inflationary shock for Europe and globally, driving commodity prices up and contributing to broader inflationary pressure. Europe is particularly vulnerable given its proximity to the conflict and reliance on Russia as a primary source of its energy imports. Higher global food and energy prices in the wake of the conflict present additional challenges to the economic performance of net importers of these items, particularly for certain emerging market economies in Eastern Europe and the Middle East.
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

Effects of Inflation
Management believes that while inflation has not had a material effect on the Company’s consolidated results of operations, except insofar as inflation may affect interest rates, both rising interest rates and inflation will have a neutral to modest impact on our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of Market Interest Rates — Impact of a Rising Interest Rate Environment,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of Market Interest Rates — Interest Rate Scenarios” included in the 2021 Annual Report.
An increase in inflation could affect our business in several ways. In our group life and disability businesses, premiums increase as compensation levels of our customers’ employees increase. However, during inflationary periods with rising interest rates, the value of fixed income investments falls which could increase realized and unrealized losses, resulting in additional deferred tax assets that may not be realizable. Inflation also increases expenses for labor and other costs, potentially putting pressure on profitability if such costs cannot be passed through in our product prices. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally, and dispelling it may require governments to pursue a restrictive fiscal and monetary policy, which could constrain overall economic activity, inhibit revenue growth and reduce the number of attractive investment opportunities.
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
On May 25, 2022, the SEC proposed rules requiring registered investment companies, business development companies, and registered and certain unregistered investment advisers to disclose in their fund prospectuses, annual reports and Form ADV information about how funds and advisers incorporate environmental, social and governance factors into their investment strategies.
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
The U.S., the EU and the United Kingdom (“U.K.”), maintain and enforce a variety of economic sanctions against designated countries and their nationals around the world, which can result in disruptions in cross-border activity. In particular, U.S., EU and U.K. sanctions on Russia have expanded as a result of the war in Ukraine. These new sanctions, including a series of presidential executive orders and regulations administered by the U.S. Department of Treasury’s Office of Foreign Assets Control, have, inter alia, expanded restrictions on transactions with the Russian Central Bank and other specified Russian government entities, dealing in Russian sovereign debt, engaging in certain debt and equity transactions, and engaging in transactions related to all new investment in the Russian Federation. Trade and investment in China may also be impacted by U.S. sanctions. The Biden administration has previously issued restrictions targeting certain activity involving specified Chinese securities and technology.
London Interbank Offered Rate
In March 2022, federal legislation was enacted to address the transition from U.S. Dollar London Interbank Offered Rate (“LIBOR”) to alternative reference rates for all U.S. law governed contracts with non-existent or inadequate U.S. Dollar LIBOR fallback provisions. Except with respect to the one-week and two-month U.S. Dollar LIBOR tenors, the federal legislation supersedes all state law addressing the U.S. Dollar LIBOR transition, including legislation enacted in New York in 2021. The implementation of the federal legislation is subject to regulations to be promulgated by the Federal Reserve Board. We continue to assess current and alternative reference rates’ merits, limitations, risks and suitability for our investment and insurance processes.

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
Dispositions
Disposition of MetLife Poland and Greece
For information regarding the Company's dispositions of its wholly-owned subsidiaries in Poland and Greece (collectively, “MetLife Poland and Greece”), which were reported as held-for-sale, see Notes 1 and 3 of the Notes to the Interim Condensed Consolidated Financial Statements.
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

Results of Operations
Consolidated Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Revenues
Premiums	$11,721	$9,132	$22,492	$19,459
Universal life and investment-type product policy fees	1,516	1,422	2,934	2,813
Net investment income	3,583	5,280	7,867	10,594
Other revenues	616	664	1,276	1,295
Net investment gains (losses)	(685)	1,605	(1,203)	1,739
Net derivative gains (losses)	(1,195)	421	(2,054)	(1,814)
Total revenues	15,556	18,524	31,312	34,086
Expenses
Policyholder benefits and claims and policyholder dividends	11,983	9,641	23,374	20,411
Interest credited to policyholder account balances	492	1,515	1,122	2,866
Capitalization of DAC	(622)	(642)	(1,272)	(1,417)
Amortization of DAC and VOBA	616	537	1,153	1,127
Amortization of negative VOBA	(10)	(10)	(19)	(19)
Interest expense on debt	226	228	451	456
Other expenses	2,873	2,768	5,790	5,884
Total expenses	15,558	14,037	30,599	29,308
Income (loss) before provision for income tax	(2)	4,487	713	4,778
Provision for income tax expense (benefit)	(140)	1,075	(99)	1,003
Net income (loss)	138	3,412	812	3,775
Less: Net income (loss) attributable to noncontrolling interests	6	5	11	10
Net income (loss) attributable to MetLife, Inc.	132	3,407	801	3,765
Less: Preferred stock dividends	29	35	92	103
Preferred stock redemption premium	—	6	—	6
Net income (loss) available to MetLife, Inc.’s common shareholders	$103	$3,366	$709	$3,656
Three Months Ended June 30, 2022 Compared with the Three Months Ended June 30, 2021
During the three months ended June 30, 2022, net income (loss) decreased $3.3 billion from the prior period, primarily driven by unfavorable changes in net investment gains (losses), net derivative gains (losses), net of investment hedge adjustments, and adjusted earnings.
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

	Three Months Ended June 30,
	2022	2021
	(In millions)
Non-VA program derivatives:
Interest rate	$(1,149)	$660
Foreign currency exchange rate	(318)	(62)
Credit	(129)	31
Equity	312	(196)
Non-VA embedded derivatives	153	(37)
Total non-VA program derivatives	(1,131)	396
VA program derivatives:
Market risks in embedded derivatives	(1)	78
Nonperformance risk adjustment on embedded derivatives	18	(8)
Other risks in embedded derivatives	(73)	(37)
Total embedded derivatives	(56)	33
Freestanding derivatives hedging embedded derivatives	(8)	(8)
Total VA program derivatives	(64)	25
Net derivative gains (losses)	$(1,195)	$421
The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $1.5 billion ($1.2 billion, net of income tax). This was primarily due to long-term interest rates increasing in the current period versus decreasing in the prior period. This unfavorably impacted the estimated fair value of receive fixed interest rate swaps. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the items being hedged.

The unfavorable change in net derivative gains (losses) on VA program derivatives was $89 million ($70 million, net of income tax). This was due to (i) an unfavorable change of $79 million ($62 million, net of income tax) in market risks in embedded derivatives, net of freestanding derivatives hedging market risks in embedded derivatives, and (ii) an unfavorable change of $36 million, ($28 million, net of income tax) in other risks in embedded derivatives, partially offset by a favorable change of $26 million ($20 million, net of income tax) in the nonperformance risk adjustment on embedded derivatives.
The primary changes in market factors affecting the valuation of VA program derivatives are summarized as follows:
•Key equity index levels decreased in the current period versus increased in the prior period, contributing to an unfavorable change in our embedded derivatives and a favorable change in our freestanding derivatives. For example, the S&P Global Ratings (“S&P”) 500 index decreased 16% in the current period and increased 8% in the prior period.
•Long-term interest rates increased in the current period versus decreased in the prior period, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives. For example, the 30-year U.S. swap rate increased 69 basis points in the current period and decreased 43 basis points in the prior period.
The aforementioned $36 million ($28 million, net of income tax) unfavorable change in other risks in embedded derivatives reflects actuarial assumption updates and a combination of factors, such as fees deducted from accounts, changes in the benefit base, premiums, lapses, withdrawals and deaths, in addition to changes to cross-effect, basis mismatch, risk margin and fund allocation.
The aforementioned $26 million ($20 million, net of income tax) favorable change in the nonperformance risk adjustment on embedded derivatives resulted from a favorable change of $27 million, ($21 million, net of income tax) related to changes in our own credit spread, partially offset by a slight unfavorable change related to model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees.
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
Net Investment Gains (Losses). The unfavorable change in net investment gains (losses) of $2.3 billion ($1.8 billion, net of income tax) primarily reflects (i) a prior period gain on the disposition of MetLife P&C, (ii) current period losses on sales of fixed maturity securities, (iii) lower gains on sales of real estate investments, and (iv) net foreign currency transaction losses in the current period.
Taxes. For the three months ended June 30, 2022, our effective tax rate on income (loss) before provision for income tax, which reflects an income tax benefit, increased from the U.S. statutory rate of 21% primarily due to tax benefits from foreign earnings taxed at different rates than the U.S. statutory rate, tax credits and non-taxable investment income. For the three months ended June 30, 2021, our effective tax rate on income (loss) before provision for income tax was 24%, which differed from the U.S. statutory rate of 21% primarily due to tax charges from foreign earnings taxed at different rates than the U.S. statutory rate, the completed sale of MetLife P&C and the pending disposition of MetLife Poland and Greece, partially offset by tax benefits related to tax credits and non-taxable investment income.

Adjusted Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use adjusted earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of adjusted earnings and other financial measures based on adjusted earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings and other financial measures based on adjusted earnings allow analysis of our performance relative to our business plan and facilitate comparisons to industry results. Adjusted earnings should not be viewed as a substitute for net income (loss). Adjusted earnings available to common shareholders and adjusted earnings available to common shareholders on a constant currency basis should not be viewed as substitutes for net income (loss) available to MetLife, Inc.’s common shareholders. Adjusted earnings available to common shareholders decreased $463 million, net of income tax, to $1.6 billion, net of income tax, for the three months ended June 30, 2022 from $2.1 billion, net of income tax, for the three months ended June 30, 2021.
Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021
During the six months ended June 30, 2022, net income (loss) decreased $3.0 billion from the prior period, primarily driven by unfavorable changes in net investment gains (losses), adjusted earnings and net derivative gains (losses), net of investment hedge adjustments.
The table below presents the impact on net derivative gains (losses) from non-VA program derivatives and VA program derivatives:

	Six Months Ended June 30,
	2022	2021
	(In millions)
Non-VA program derivatives:
Interest rate	$(2,091)	$(1,025)
Foreign currency exchange rate	(170)	(209)
Credit	(122)	62
Equity	359	(682)
Non-VA embedded derivatives	47	19
Total non-VA program derivatives	(1,977)	(1,835)
VA program derivatives:
Market risks in embedded derivatives	199	738
Nonperformance risk adjustment on embedded derivatives	4	(51)
Other risks in embedded derivatives	(111)	(37)
Total embedded derivatives	92	650
Freestanding derivatives hedging embedded derivatives	(169)	(629)
Total VA program derivatives	(77)	21
Net derivative gains (losses)	$(2,054)	$(1,814)
The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $142 million ($112 million, net of income tax). This was primarily due to long-term interest rates increasing more significantly in the current period as compared to the prior period. This unfavorably impacted the estimated fair value of receive fixed interest rate swaps and options. This unfavorable change was partially offset by key equity indexes decreasing in the current period versus increasing in the prior period, favorably impacting equity options and total rate of return swaps acquired primarily as part of our macro hedge program. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the items being hedged.

The unfavorable change in net derivative gains (losses) on VA program derivatives was $98 million ($77 million, net of income tax). This was due to (i) an unfavorable change of $79 million ($62 million, net of income tax) in market risks in embedded derivatives, net of freestanding derivatives hedging market risks in embedded derivatives, and (ii) an unfavorable change of $74 million, ($58 million, net of income tax) in other risks in embedded derivatives, partially offset by a favorable change of $55 million ($43 million, net of income tax) in the nonperformance risk adjustment on embedded derivatives.
The aforementioned $79 million ($62 million, net of income tax) unfavorable change reflects a $539 million ($425 million, net of income tax) unfavorable change in market risks in embedded derivatives, partially offset by a $460 million ($363 million, net of income tax) favorable change in freestanding derivatives hedging market risks in embedded derivatives.
The primary changes in market factors affecting the valuation of VA program derivatives are summarized as follows:
•Key equity index levels decreased in the current period versus increased in the prior period, contributing to an unfavorable change in our embedded derivatives and a favorable change in our freestanding derivatives. For example, the S&P 500 index decreased 21% in the current period and increased 14% in the prior period.
•Long-term interest rates increased more significantly in the current period compared to the prior period, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives. For example, the 30-year U.S. swap rate increased 122 basis points in the current period and increased 37 basis points in the prior period.
The aforementioned $74 million ($58 million, net of income tax) unfavorable change in other risks in embedded derivatives reflects actuarial assumption updates and a combination of factors, such as fees deducted from accounts, changes in the benefit base, premiums, lapses, withdrawals and deaths, in addition to changes to cross-effect, basis mismatch, risk margin and fund allocation.
The aforementioned $55 million ($43 million, net of income tax) favorable change in the nonperformance risk adjustment on embedded derivatives resulted from a favorable change of $33 million, ($26 million, net of income tax) related to changes in our own credit spread, in addition to a favorable change of $22 million, ($17 million, net of income tax) related to model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees.
Net Investment Gains (Losses). The unfavorable change in net investment gains (losses) of $2.9 billion ($2.3 billion, net of income tax) primarily reflects (i) the prior period gain on the disposition of MetLife P&C, (ii) current period losses on sales of fixed maturity securities, (iii) lower gains on sales of real estate investments, (iv) mark-to-market losses in the current period compared to market-to-market gains in the prior period on equity securities, which are measured at fair value through net income (loss), and (v) net foreign currency transaction losses in the current period.
Divested Businesses. Income (loss) before provision for income tax related to divested businesses, excluding net investment gains (losses) and net derivative gains (losses), decreased $81 million ($62 million, net of income tax) to $3 million ($7 million, net of income tax) in the current period from $84 million ($69 million, net of income tax) in the prior period. Included in this decrease was a decline in total revenues of $846 million, before income tax, and a decrease in total expenses of $765 million, before income tax. Divested businesses primarily included activity related to the disposition of MetLife P&C in the prior period.
Taxes. For the six months ended June 30, 2022, our effective tax rate on income (loss) before provision for income tax was (14%), which reflects an income tax benefit despite having income before provision for income tax. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax benefits from foreign earnings taxed at different rates than the U.S. statutory rate, tax credits, the corporate tax deduction for stock compensation and non-taxable investment income. For the six months ended June 30, 2021, our effective tax rate on income (loss) before provision for income tax was equal to the U.S. statutory rate of 21% as tax charges from foreign earnings taxed at different rates than the U.S. statutory rate, the completed sale of MetLife P&C, and the pending disposition of MetLife Poland and Greece were offset by tax benefits related to tax credits, non-taxable investment income and the corporate tax deduction for stock compensation.
Adjusted Earnings. Adjusted earnings available to common shareholders decreased $701 million, net of income tax, to $3.4 billion, net of income tax, for the six months ended June 30, 2022 from $4.1 billion, net of income tax, for the six months ended June 30, 2021.

Reconciliation of net income (loss) to adjusted earnings available to common shareholders and premiums, fees and other revenues to adjusted premiums, fees and other revenues

Three Months Ended June 30, 2022

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$504	$(737)	$(21)	$70	$367	$(80)	$103
Add: Preferred stock dividends	—	—	—	—	—	29	29
Add: Preferred stock redemption premium	—	—	—	—	—	—	—
Add: Net income (loss) attributable to noncontrolling interests	—	1	3	1	—	1	6
Net income (loss)	504	(736)	(18)	71	367	(50)	138
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(340)	(471)	32	13	(60)	141	(685)
Net derivative gains (losses)	49	(1,135)	(202)	(3)	(5)	101	(1,195)
Premiums	—	—	—	—	—	—	—
Universal life and investment-type product policy fees	—	(11)	—	3	19	—	11
Net investment income	(66)	(152)	(78)	(559)	(66)	—	(921)
Other revenues	—	—	—	2	—	46	48
Expenses:
Policyholder benefits and claims and policyholder dividends	(2)	34	(155)	(24)	148	—	1
Interest credited to policyholder account balances	—	125	8	562	—	—	695
Capitalization of DAC	—	—	—	—	—	—	—
Amortization of DAC and VOBA	—	12	—	—	(32)	—	(20)
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—
Other expenses	—	—	2	(3)	—	(66)	(67)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	75	476	108	16	(1)	(58)	616
Adjusted earnings	$788	$386	$267	$64	$364	(214)	1,655
Less: Preferred stock dividends						29	29
Adjusted earnings available to common shareholders						$(243)	$1,626

Premiums, fees and other revenues	$8,943	$1,906	$1,132	$591	$1,141	$140	$13,853
Less: adjustments to premiums, fees and other revenues	—	(11)	—	5	19	46	59
Adjusted premiums, fees and other revenues	$8,943	$1,917	$1,132	$586	$1,122	$94	$13,794

Three Months Ended June 30, 2021

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$1,169	$711	$26	$(69)	$492	$1,037	$3,366
Add: Preferred stock dividends	—	—	—	—	—	35	35
Add: Preferred stock redemption premium	—	—	—	—	—	6	6
Add: Net income (loss) attributable to noncontrolling interests	—	1	1	—	—	3	5
Net income (loss)	1,169	712	27	(69)	492	1,081	3,412
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	403	66	(4)	(204)	(72)	1,416	1,605
Net derivative gains (losses)	32	261	(80)	21	135	52	421
Premiums	—	—	—	—	—	—	—
Universal life and investment-type product policy fees	—	13	—	3	20	—	36
Net investment income	(85)	(8)	(8)	333	(69)	—	163
Other revenues	—	—	—	—	—	60	60
Expenses:
Policyholder benefits and claims and policyholder dividends	(12)	(15)	21	11	(81)	—	(76)
Interest credited to policyholder account balances	1	(33)	(14)	(319)	—	—	(365)
Capitalization of DAC	—	—	—	—	—	—	—
Amortization of DAC and VOBA	—	(9)	—	1	11	—	3
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—
Other expenses	—	—	(4)	(2)	—	(62)	(68)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	(72)	(83)	19	(7)	12	(360)	(491)
Adjusted earnings	$902	$520	$97	$94	$536	(25)	2,124
Less: Preferred stock dividends						35	35
Adjusted earnings available to common shareholders						$(60)	$2,089

Adjusted earnings available to common shareholders on a constant currency basis (1)	$902	$498	$83	$76	$536	$(60)	$2,035

Premiums, fees and other revenues	$6,136	$2,050	$934	$747	$1,201	$150	$11,218
Less: adjustments to premiums, fees and other revenues	—	13	—	3	20	60	96
Adjusted premiums, fees and other revenues	$6,136	$2,037	$934	$744	$1,181	$90	$11,122

Adjusted premiums, fees and other revenues on a constant currency basis (1)	$6,136	$1,786	$899	$665	$1,181	$90	$10,757
__________________
(1)Amounts for U.S., MetLife Holdings and Corporate & Other are shown on a reported basis, as constant currency impact is not significant.

Six Months Ended June 30, 2022

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$1,104	$(829)	$241	$7	$290	$(104)	$709
Add: Preferred stock dividends	—	—	—	—	—	92	92
Add: Preferred stock redemption premium	—	—	—	—	—	—	—
Add: Net income (loss) attributable to noncontrolling interests	—	1	4	3	—	3	11
Net income (loss)	1,104	(828)	245	10	290	(9)	812
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(606)	(657)	38	(103)	(147)	272	(1,203)
Net derivative gains (losses)	248	(1,909)	62	(23)	(522)	90	(2,054)
Premiums	—	—	—	41	—	—	41
Universal life and investment-type product policy fees	—	(19)	—	18	38	—	37
Net investment income	(133)	(262)	(156)	(944)	(138)	4	(1,629)
Other revenues	—	—	—	5	—	93	98
Expenses:
Policyholder benefits and claims and policyholder dividends	14	22	(217)	(80)	227	—	(34)
Interest credited to policyholder account balances	—	199	44	954	—	—	1,197
Capitalization of DAC	—	—	—	11	—	—	11
Amortization of DAC and VOBA	—	27	—	(9)	(29)	—	(11)
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—
Other expenses	—	—	4	(25)	—	(125)	(146)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	100	805	61	49	120	(75)	1,060
Adjusted earnings	$1,481	$966	$409	$116	$741	(268)	3,445
Less: Preferred stock dividends						92	92
Adjusted earnings available to common shareholders						$(360)	$3,353

Premiums, fees and other revenues	$16,830	$3,920	$2,163	$1,256	$2,249	$284	$26,702
Less: adjustments to premiums, fees and other revenues	—	(19)	—	64	38	93	176
Adjusted premiums, fees and other revenues	$16,830	$3,939	$2,163	$1,192	$2,211	$191	$26,526

Six Months Ended June 30, 2021

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$1,927	$561	$83	$(40)	$245	$880	$3,656
Add: Preferred stock dividends	—	—	—	—	—	103	103
Add: Preferred stock redemption premium	—	—	—	—	—	6	6
Add: Net income (loss) attributable to noncontrolling interests	—	1	3	1	—	5	10
Net income (loss)	1,927	562	86	(39)	245	994	3,775
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	358	(60)	4	(187)	46	1,578	1,739
Net derivative gains (losses)	41	(703)	(113)	15	(961)	(93)	(1,814)
Premiums	865	—	—	—	—	—	865
Universal life and investment-type product policy fees	—	13	—	8	40	—	61
Net investment income	(147)	61	(18)	418	(142)	11	183
Other revenues	11	—	—	—	—	95	106
Expenses:
Policyholder benefits and claims and policyholder dividends	(595)	(38)	91	(49)	(149)	—	(740)
Interest credited to policyholder account balances	1	(139)	(25)	(412)	—	—	(575)
Capitalization of DAC	89	—	—	—	—	—	89
Amortization of DAC and VOBA	(98)	3	—	1	15	—	(79)
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	(1)	(1)
Other expenses	(222)	1	2	(4)	—	(107)	(330)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	(62)	281	8	6	242	(361)	114
Adjusted earnings	$1,686	$1,143	$137	$165	$1,154	(128)	4,157
Less: Preferred stock dividends						103	103
Adjusted earnings available to common shareholders						$(231)	$4,054

Adjusted earnings available to common shareholders on a constant currency basis (1)	$1,686	$1,103	$115	$137	$1,154	$(231)	$3,964

Premiums, fees and other revenues	$13,404	$4,211	$1,809	$1,430	$2,384	$329	$23,567
Less: adjustments to premiums, fees and other revenues	876	13	—	8	40	95	1,032
Adjusted premiums, fees and other revenues	$12,528	$4,198	$1,809	$1,422	$2,344	$234	$22,535

Adjusted premiums, fees and other revenues on a constant currency basis (1)	$12,528	$3,789	$1,747	$1,296	$2,344	$234	$21,938
__________________
(1)Amounts for U.S., MetLife Holdings and Corporate & Other are shown on a reported basis, as constant currency impact is not significant.

Consolidated Results - Adjusted Earnings
Business Overview. Adjusted premiums, fees and other revenues for the three months ended June 30, 2022 increased $2.7 billion, or 24%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $3.0 billion, or 28%, compared to the prior period primarily due to higher premiums in our RIS business and growth in our Group Benefits business, both in our U.S. segment. Strong sales and solid persistency in our Latin America segment and higher fees in our Asia segment, primarily in Japan, also contributed to the improvement in adjusted premiums, fees and other revenues. A decrease in adjusted premiums, fees and other revenues in our EMEA segment was primarily due to the disposition of MetLife Poland and Greece. In our MetLife Holdings segment, we anticipate an average decline in adjusted premiums, fees and other revenues of approximately 6% to 8% per year from expected business run-off.
Three Months Ended June 30, 2022 Compared with the Three Months Ended June 30, 2021
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the decrease in adjusted earnings were lower investment yields due to the unfavorable impact of lower equity market returns on our private equity funds and hedge funds and higher expenses, partially offset by higher net investment income due to a larger average invested asset base and favorable underwriting, primarily driven by a decline in COVID-19 related claims. In addition, the current period includes the favorable impact from a reinsurance settlement and the prior period included the release of a legal reserve.
Foreign Currency. Changes in foreign currency exchange rates had a $54 million negative impact on adjusted earnings for the second quarter of 2022 compared to the prior period. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. We benefited from positive net flows from most of our businesses, which increased our average invested asset base and resulted in higher net investment income. However, consistent with the growth in average invested assets, interest credited expenses on certain insurance-related liabilities increased. Higher premiums, fees and other revenues, net of corresponding changes in policyholder benefits, improved adjusted earnings, primarily from growth in our Asia and EMEA segments, partially offset by a decline in our MetLife Holdings segment. Higher commissions were largely offset by higher DAC capitalization. The combined impact of the items affecting our business growth, as well as higher DAC amortization, resulted in a $183 million increase in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Excluding the impact of changes in foreign currency exchange rates on net investment income in our non-U.S. segments and changes in inflation rates on our inflation-indexed investments, investment yields decreased. The decrease in investment yields was primarily driven by the unfavorable impact of lower equity market returns on our private equity funds and hedge funds. These decreases were partially offset by the favorable impact of higher real estate market returns on our real estate investments, primarily real estate funds, and higher yields on our fixed income securities. The impact of interest rate fluctuations resulted in a decline in our average interest credited rates on long duration insurance and investment-type products, which drove a decrease in interest credited expenses. The changes in market factors discussed above resulted in a $775 million decrease in adjusted earnings.
Underwriting and Other Insurance Adjustments. Favorable underwriting resulted in a $206 million increase in adjusted earnings and reflected overall lower impacts from the COVID-19 pandemic. This was primarily driven by favorable mortality in our Latin America and U.S. segments, partially offset by unfavorable claims experience in our Asia segment. Refinements to certain insurance and other liabilities in both periods resulted in a $103 million increase in adjusted earnings, which includes a reinsurance settlement in the current period in our MetLife Holdings segment.
Expenses. Adjusted earnings decreased $133 million primarily due to increases in corporate-related expenses and the release of a legal reserve in the prior period.
Taxes. For each of the three months ended June 30, 2022 and 2021, our effective tax rate on adjusted earnings was 22%, which differed from the U.S. statutory rate of 21% primarily due to tax charges from foreign earnings taxed at different rates than the U.S. statutory rate, partially offset by tax benefits from tax credits and non-taxable investment income.

Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the decrease in adjusted earnings were lower investment yields due to the unfavorable impact of lower equity market returns on our private equity funds and hedge funds and higher expenses, partially offset by higher net investment income due to a larger average invested asset base and favorable underwriting, primarily driven by a decline in COVID-19 related claims. In addition, the current period includes the favorable impact from a reinsurance settlement and the prior period included the release of a legal reserve.
Foreign Currency. Changes in foreign currency exchange rates had a $91 million negative impact on adjusted earnings for the first six months of 2022 compared to the prior period. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. We benefited from positive net flows from most of our businesses, which increased our average invested asset base and resulted in higher net investment income. However, consistent with the growth in average invested assets, interest credited expenses on certain insurance-related liabilities increased. Higher premiums, fees and other revenues, net of corresponding changes in policyholder benefits, improved adjusted earnings, primarily from growth in our EMEA, Asia and Latin America segments, partially offset by a decline in our MetLife Holdings segment. Higher commissions were largely offset by higher DAC capitalization. Lower variable expenses in Asia improved adjusted earnings. The combined impact of the items affecting our business growth, as well as to higher DAC amortization, resulted in a $492 million increase in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Excluding the impact of changes in foreign currency exchange rates on net investment income in our non-U.S. segments and changes in inflation rates on our inflation-indexed investments, investment yields decreased. The decrease in investment yields was primarily driven by the unfavorable impact of lower equity market returns on our private equity funds, hedge funds, and fair value option securities (“FVO Securities”), as well as lower yields on our mortgage loans. These decreases were partially offset by the favorable impact of higher real estate market returns on our real estate investments, primarily real estate funds. The impact of interest rate fluctuations resulted in a decline in our average interest credited rates on long duration insurance and investment-type products, which drove a decrease in interest credited expenses. The changes in market factors discussed above resulted in a $1.3 billion decrease in adjusted earnings.
Underwriting and Other Insurance Adjustments. Favorable underwriting resulted in a $277 million increase in adjusted earnings and reflected overall lower impacts from the COVID-19 pandemic. This was primarily driven by favorable mortality in our Latin America and U.S. segments, partially offset by unfavorable claims experience in our MetLife Holdings and Asia segments. Refinements to certain insurance and other liabilities in both periods resulted in an $85 million increase in adjusted earnings, which includes a reinsurance settlement in the current period in our MetLife Holdings segment.
Expenses. Adjusted earnings decreased $206 million primarily due to increases in corporate-related expenses and the release of a legal reserve in the prior period.
Taxes. For the six months ended June 30, 2022, our effective tax rate on adjusted earnings was 22%, which differed from the U.S. statutory rate of 21% primarily due to tax charges from foreign earnings taxed at different rates than the U.S. statutory rate, partially offset by tax benefits from tax credits, the corporate tax deduction for stock compensation and non-taxable investment income. For the six months ended June 30, 2021, our effective tax rate on adjusted earnings was 21%, which is equal to the U.S. statutory rate, and reflects tax charges from foreign earnings taxed at different rates than the U.S. statutory rate, offset by tax benefits from tax credits, non-taxable investment income and the corporate tax deduction for stock compensation.

Segment Results and Corporate & Other
U.S.
Business Overview. Adjusted premiums, fees and other revenues for the three months ended June 30, 2022 increased $2.8 billion, or 46%, compared to the prior period. This was primarily due to higher premiums in our RIS business, as well as growth in our Group Benefits business. The increase in premiums in RIS was mainly driven by sales in the pension risk transfer business in the current period, as well as an increase in our U.K. longevity reinsurance business. Changes in RIS premiums are mostly offset by a corresponding change in policyholder benefits. The increase in our Group Benefits business was primarily due to growth from our group disability, voluntary products, term life and dental businesses. This was partially offset by a decrease in premiums from our term life participating contracts, which can fluctuate with claims experience.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Adjusted revenues
Premiums	$8,254	$5,474	$15,418	$11,173
Universal life and investment-type product policy fees	284	282	581	579
Net investment income	1,710	1,998	3,584	4,008
Other revenues	405	380	831	776
Total adjusted revenues	10,653	8,134	20,414	16,536
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	8,320	5,739	15,886	11,881
Interest credited to policyholder account balances	387	359	734	718
Capitalization of DAC	(14)	(13)	(37)	(31)
Amortization of DAC and VOBA	14	8	28	24
Interest expense on debt	1	2	3	3
Other expenses	949	898	1,928	1,809
Total adjusted expenses	9,657	6,993	18,542	14,404
Provision for income tax expense (benefit)	208	239	391	446
Adjusted earnings	$788	$902	$1,481	$1,686

Adjusted premiums, fees and other revenues	$8,943	$6,136	$16,830	$12,528
Three Months Ended June 30, 2022 Compared with the Three Months Ended June 30, 2021
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. The impact of positive flows from pension risk transfer transactions and funding agreement issuances resulted in higher average invested assets, improving net investment income. However, consistent with growth in average invested assets, interest credited expenses on long duration insurance and investment-type products increased. Higher direct expenses, including certain employee-related costs, coupled with an increase in variable expenses, were more than offset by a corresponding increase in premiums, fees and other revenues. The combined impact of the items affecting our business growth increased adjusted earnings by $129 million.
Market Factors. Market factors, including interest rate levels, variability in equity market returns and foreign currency fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased primarily driven by the unfavorable impact of lower equity market returns on our private equity funds and hedge funds, partially offset by the favorable impact of higher real estate market returns on our real estate investments, primarily real estate funds. The impact of interest rate fluctuations resulted in an increase in our average interest credited rates on long duration insurance and investment-type products, which drove an increase in interest credited expenses. The changes in market factors discussed above resulted in a $418 million decrease in adjusted earnings.

Underwriting and Other Insurance Adjustments. Favorable mortality in our Group Benefits business resulted in an increase in adjusted earnings of $135 million. This was driven by decreases in both incidence and severity of COVID-19 and non-COVID-19 claims. Less favorable mortality in our RIS business resulted in a decrease in adjusted earnings of $24 million, driven by our pension risk transfer and specialized benefit resource businesses. Favorable claims experience in our dental business, as well as growth in our accident & health and vision businesses, partially offset by unfavorable results in our disability businesses, resulted in a $26 million increase in adjusted earnings. Refinements to certain insurance and other liabilities in both periods resulted in a $42 million increase in adjusted earnings.
Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. The impact of positive flows from pension risk transfer transactions and funding agreement issuances resulted in higher average invested assets, improving net investment income. However, consistent with growth in average invested assets, interest credited expenses on long duration insurance and investment-type products increased. Higher direct expenses, including certain employee-related costs, coupled with an increase in variable expenses, were more than offset by a corresponding increase in premiums, fees and other revenues. The combined impact of the items affecting our business growth increased adjusted earnings by $212 million.
Market Factors. Market factors, including interest rate levels, variability in equity market returns and foreign currency fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased primarily driven by the unfavorable impact of lower equity market returns on our private equity funds and hedge funds, and lower yields on fixed income securities, partially offset by the favorable impact of higher real estate market returns on our real estate investments, primarily real estate funds. The impact of interest rate fluctuations resulted in a decline in our average interest credited rates on long duration insurance and investment-type products, which drove a decrease in interest credited expenses. The changes in market factors discussed above resulted in a $603 million decrease in adjusted earnings.
Underwriting and Other Insurance Adjustments. Favorable mortality in our Group Benefits business resulted in an increase in adjusted earnings of $167 million. This was driven by decreases in both incidence and severity of COVID-19 and non-COVID-19 claims. Less favorable mortality in our RIS business resulted in a decrease in adjusted earnings of $11 million, primarily driven by our pension risk transfer and structured settlement businesses, partially offset by favorable results in our institutional income annuity and specialized benefit resource businesses. Favorable claims experience in our dental business, as well as growth in our accident & health and vision businesses, partially offset by unfavorable results in our disability businesses, resulted in a $13 million increase in adjusted earnings. Refinements to certain insurance and other liabilities in both periods resulted in a $20 million increase in adjusted earnings.

Asia
Business Overview. Adjusted premiums, fees and other revenues for the three months ended June 30, 2022 decreased $120 million, or 6%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $131 million, or 7%, compared to the prior period, mainly due to increases in Japan, Korea and Australia. In Japan, higher fees from foreign currency-denominated life and fixed annuity products were partially offset by a decrease in premiums from yen-denominated life products.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Adjusted revenues
Premiums	$1,395	$1,582	$2,948	$3,267
Universal life and investment-type product policy fees	498	436	946	894
Net investment income	1,012	1,158	2,254	2,422
Other revenues	24	19	45	37
Total adjusted revenues	2,929	3,195	6,193	6,620
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	1,185	1,233	2,413	2,530
Interest credited to policyholder account balances	493	496	991	985
Capitalization of DAC	(370)	(395)	(762)	(830)
Amortization of DAC and VOBA	321	296	609	610
Amortization of negative VOBA	(8)	(8)	(16)	(15)
Other expenses	763	832	1,600	1,731
Total adjusted expenses	2,384	2,454	4,835	5,011
Provision for income tax expense (benefit)	159	221	392	466
Adjusted earnings	$386	$520	$966	$1,143

Adjusted earnings on a constant currency basis	$386	$498	$966	$1,103

Adjusted premiums, fees and other revenues	$1,917	$2,037	$3,939	$4,198
Adjusted premiums, fees and other revenues on a constant currency basis	$1,917	$1,786	$3,939	$3,789
Three Months Ended June 30, 2022 Compared with the Three Months Ended June 30, 2021
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $22 million for the second quarter of 2022 compared to the prior period, primarily due to the weakening of the Japanese yen, Korean won and Australian dollar against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Increased premiums, fees and other revenues, partially offset by higher policyholder benefits, contributed to Asia’s business growth. Consistent with this business growth, commissions increased, but were offset by DAC capitalization. Positive net flows in Japan and Korea resulted in higher average invested assets, which improved net investment income. The increase in net investment income was mostly offset by a corresponding increase in interest credited expenses on certain insurance liabilities. The combined impact of the items affecting our business growth, as well as higher DAC amortization, improved adjusted earnings by $30 million.

Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased, driven by the unfavorable impact of lower equity market returns on our private equity and hedge funds. These unfavorable impacts were partially offset by the favorable impact of higher real estate market returns on our real estate investments, primarily real estate funds, as well as higher earnings from our operating joint ventures in China and India. In addition, there were higher yields on fixed income securities supporting products sold in Japan denominated in Japanese yen, U.S. dollars and Australian dollars. A decrease in interest credited expenses on certain insurance liabilities also improved adjusted earnings. The changes in market factors discussed above decreased adjusted earnings by $90 million.
Underwriting. Unfavorable underwriting, mainly driven by COVID-19-related claims in Japan, decreased adjusted earnings by $55 million.
Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $40 million for the first six months of 2022 compared to the prior period, primarily due to the weakening of the Japanese yen, Korean won and Australian dollar against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Increased premiums, fees and other revenues, as well as lower variable expenses, were partially offset by higher policyholder benefits and commissions, net of DAC capitalization, which contributed to Asia’s business growth. Positive net flows in Japan and Korea resulted in higher average invested assets, which improved net investment income. The increase in net investment income was partially offset by a corresponding increase in interest credited expenses on certain insurance liabilities. The combined impact of the items affecting our business growth, as well as higher DAC amortization, improved adjusted earnings by $79 million.
Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased, driven by the unfavorable impact of lower equity market returns on our private equity and hedge funds. These unfavorable impacts were partially offset by the favorable impact of higher real estate market returns on our real estate investments, primarily real estate funds, as well as higher earnings from our operating joint ventures in China and India. In addition, a decrease in interest credited expenses on certain insurance liabilities improved adjusted earnings. The changes in market factors discussed above decreased adjusted earnings by $135 million.
Underwriting. Unfavorable underwriting, mainly driven by COVID-19-related claims in Japan, decreased adjusted earnings by $60 million.
Expenses. Higher expenses, primarily driven by higher employee-related and other operating expenses, as well as an increase in corporate overhead costs, decreased adjusted earnings by $25 million.

Latin America
Business Overview. Adjusted premiums, fees and other revenues for the three months ended June 30, 2022 increased $198 million, or 21%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $233 million, or 26%, compared to the prior period, mainly driven by strong sales and solid persistency across the region.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Adjusted revenues
Premiums	$826	$636	$1,558	$1,231
Universal life and investment-type product policy fees	296	287	586	557
Net investment income	459	308	781	607
Other revenues	10	11	19	21
Total adjusted revenues	1,591	1,242	2,944	2,416
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	811	724	1,580	1,485
Interest credited to policyholder account balances	84	60	152	119
Capitalization of DAC	(120)	(100)	(233)	(195)
Amortization of DAC and VOBA	90	83	170	143
Interest expense on debt	4	1	7	2
Other expenses	370	343	724	678
Total adjusted expenses	1,239	1,111	2,400	2,232
Provision for income tax expense (benefit)	85	34	135	47
Adjusted earnings	$267	$97	$409	$137

Adjusted earnings on a constant currency basis	$267	$83	$409	$115

Adjusted premiums, fees and other revenues	$1,132	$934	$2,163	$1,809
Adjusted premiums, fees and other revenues on a constant currency basis	$1,132	$899	$2,163	$1,747
Three Months Ended June 30, 2022 Compared with the Three Months Ended June 30, 2021
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $14 million for the second quarter of 2022 compared to the prior period, mainly due to the weakening of foreign currencies against the U.S. dollar, primarily the Chilean peso. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Latin America experienced premium and fee growth across the region, primarily in Chile and Mexico. The net increase in premiums and fees was largely offset by related changes in policyholder benefits. An increase in average invested assets, primarily in Chile, generated higher net investment income. The increase in net investment income was partially offset by a corresponding increase in interest credited expenses on certain insurance liabilities. Business growth in the region drove an increase in commissions and other variable expenses, which was partially offset by higher DAC capitalization. The combined impact of the items affecting business growth, as well as higher DAC amortization, increased adjusted earnings by $8 million.

Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields increased, driven by higher yields on fixed maturity securities and mortgage loans in Chile and Mexico, and the favorable impact of an increase in bond index returns on our Chilean encaje within FVO Securities, partially offset by lower equity market returns on private equity funds. The changes in market factors discussed above, as well as the net impact of inflation, resulted in a $39 million increase in adjusted earnings.
Underwriting and Other Insurance Adjustments. Favorable underwriting drove a $124 million increase in adjusted earnings. This increase includes a decline in both incidence and severity of COVID-19-related claims, primarily in Mexico and Brazil, as well as a reduction to the incurred but not reported (“IBNR”) reserve that was established in the prior year. Refinements to certain insurance liabilities and other liabilities in the current period resulted in a $4 million increase in adjusted earnings.
Expenses and Taxes. Adjusted earnings decreased $8 million due to higher employee-related costs and the region’s continued investment in technology. Tax-related adjustments in both periods resulted in an $18 million increase in adjusted earnings, primarily driven by tax items related to inflation in Chile.
Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $22 million for the first six months of 2022 compared to the prior period, mainly due to the weakening of foreign currencies against the U.S. dollar, primarily the Chilean peso. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Latin America experienced premium and fee growth across the region, primarily in Chile and Mexico. The net increase in premiums and fees was largely offset by related changes in policyholder benefits. An increase in average invested assets, primarily in Chile, generated higher net investment income. The increase in net investment income was partially offset by a corresponding increase in interest credited expenses on certain insurance liabilities. Business growth in the region drove an increase in commissions and other variable expenses, which was offset by higher DAC capitalization. The combined impact of the items affecting business growth, as well as higher DAC amortization, increased adjusted earnings by $21 million.
Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields increased, driven by higher yields on fixed maturity securities and mortgage loans in Chile and Mexico, and the favorable impact of an increase in bond index returns on our Chilean encaje within FVO Securities, partially offset by lower equity market returns on private equity funds. The changes in market factors discussed above, as well as the net impact of inflation, resulted in a $40 million increase in adjusted earnings.
Underwriting and Other Insurance Adjustments. Favorable underwriting drove a $222 million increase in adjusted earnings. This increase includes a decline in both incidence and severity of COVID-19-related claims, primarily in Mexico and Brazil, as well as a reduction to the IBNR reserve that was established in the prior year. Refinements to certain insurance liabilities and other liabilities in both periods resulted in a $6 million increase in adjusted earnings.
Expenses and Taxes. Adjusted earnings decreased $18 million due to higher employee-related costs and the region’s continued investment in technology, partially offset by the impact of continued expense discipline. Tax-related adjustments in both periods resulted in a $24 million increase in adjusted earnings, primarily driven by tax items related to inflation in Chile.

EMEA
Business Overview. Adjusted premiums, fees and other revenues for the three months ended June 30, 2022 decreased $158 million, or 21%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, decreased $79 million, or 12%, compared to the prior period primarily due to (i) the disposition of MetLife Poland and Greece, (ii) a prior period favorable refinement to an unearned premium reserve in Italy, and (iii) a decrease in our corporate solutions business in the Gulf, partially offset by growth in our (i) accident and health business across the region, (ii) corporate solutions business in Egypt, and (iii) credit life business in Turkey.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Adjusted revenues
Premiums	$492	$621	$1,001	$1,219
Universal life and investment-type product policy fees	86	107	174	174
Net investment income	38	62	79	125
Other revenues	8	16	17	29
Total adjusted revenues	624	806	1,271	1,547
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	237	333	519	676
Interest credited to policyholder account balances	20	25	37	49
Capitalization of DAC	(108)	(122)	(209)	(249)
Amortization of DAC and VOBA	95	94	181	156
Amortization of negative VOBA	(2)	(2)	(3)	(4)
Other expenses	298	349	594	698
Total adjusted expenses	540	677	1,119	1,326
Provision for income tax expense (benefit)	20	35	36	56
Adjusted earnings	$64	$94	$116	$165

Adjusted earnings on a constant currency basis	$64	$76	$116	$137

Adjusted premiums, fees and other revenues	$586	$744	$1,192	$1,422
Adjusted premiums, fees and other revenues on a constant currency basis	$586	$665	$1,192	$1,296
Three Months Ended June 30, 2022 Compared with the Three Months Ended June 30, 2021
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $18 million for the second quarter of 2022 as compared to the prior period, primarily driven by the strengthening of the U.S. dollar against the euro, Turkish lira and Egyptian pound. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Growth in our (i) accident & health business across the region, (ii) corporate solutions business in Egypt, and (iii) credit life business in Turkey, partially offset by a decrease in our corporate solutions business in the Gulf, resulted in a $4 million increase in adjusted earnings.
Market Factors. Market factors, including interest rate levels and variability in equity market returns, decreased adjusted earnings by $9 million. This was primarily due to an increase in DAC amortization in our variable life business as a result of equity market movements.

Underwriting and Other Insurance Adjustments. Adjusted earnings increased $23 million as a result of favorable underwriting experience, primarily due to the impact of the COVID-19 pandemic, which resulted in lower utilization in the second quarter of 2022 and higher claims in the prior period. Favorable underwriting experience in our (i) corporate solutions business in the U.K., Egypt and the Gulf, (ii) ordinary life business in Portugal, (iii) variable life business in the Gulf and Lebanon, and (iv) credit life business in Turkey were partially offset by unfavorable underwriting experience in our ordinary life business in France and the Gulf. Refinements to certain insurance-related assets and liabilities in both periods resulted in a $23 million decrease in adjusted earnings mainly due to the aforementioned prior period refinement in Italy.
Expenses. Higher expenses resulted in a $7 million decrease in adjusted earnings mainly due to various operating expenses across the region.
Other. In addition to the items discussed above, adjusted earnings decreased slightly due to the disposition of MetLife Poland and Greece.
Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $28 million for the first six months of 2022 as compared to the prior period, primarily driven by the strengthening of the U.S. dollar against the Turkish lira, euro and Egyptian pound. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Growth in our (i) accident & health business across the region, (ii) credit life business in Turkey, (iii) corporate solutions business in Egypt and (iv) ordinary life business in Europe, partially offset by a decrease in our corporate solutions business in the Gulf, resulted in a $7 million increase in adjusted earnings.
Market Factors. Market factors, including interest rate levels and variability in equity market returns, decreased adjusted earnings by $11 million. This was primarily due to an increase in DAC amortization in our variable life business as a result of equity market movements.
Underwriting and Other Insurance Adjustments. Adjusted earnings increased $29 million as a result of favorable underwriting experience, primarily due to the impact of the COVID-19 pandemic, which resulted in lower utilization in the first six months of 2022 and higher claims in the prior period. Favorable underwriting experience in our (i) corporate solutions business in Egypt, the Gulf and the U.K., (ii) variable life business in the Gulf, Lebanon and Czech Republic, (iii) ordinary life business in Portugal, and (iv) credit life business in Turkey were partially offset by unfavorable underwriting experience in our ordinary life business in France and the Gulf. Refinements to certain insurance-related assets and liabilities in both periods resulted in a $21 million decrease in adjusted earnings mainly due to the aforementioned prior period refinement in Italy.
Expenses. Higher expenses resulted in a $15 million decrease in adjusted earnings mainly due to various operating expenses across the region.
Other. In addition to the items discussed above, adjusted earnings decreased by $11 million due to the disposition of MetLife Poland and Greece.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Adjusted revenues
Premiums	$760	$839	$1,536	$1,666
Universal life and investment-type product policy fees	339	273	608	547
Net investment income	1,280	1,543	2,689	3,189
Other revenues	23	69	67	131
Total adjusted revenues	2,402	2,724	4,900	5,533
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	1,433	1,549	2,951	3,072
Interest credited to policyholder account balances	203	210	405	420
Capitalization of DAC	(8)	(9)	(15)	(17)
Amortization of DAC and VOBA	74	56	150	110
Interest expense on debt	2	2	3	3
Other expenses	242	244	478	497
Total adjusted expenses	1,946	2,052	3,972	4,085
Provision for income tax expense (benefit)	92	136	187	294
Adjusted earnings	$364	$536	$741	$1,154

Adjusted premiums, fees and other revenues	$1,122	$1,181	$2,211	$2,344
Three Months Ended June 30, 2022 Compared with the Three Months Ended June 30, 2021
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. An increase in average invested assets resulted in higher net investment income, improving adjusted earnings. However, negative net flows from our deferred annuity business resulted in lower asset-based fee income. In addition, premiums declined due to business run-off and the impact of dividend scale reductions in both periods. The combined impact of the items affecting our business growth, as well as lower DAC amortization, offset and resulted in no impact to adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased, driven by the unfavorable impact of lower equity market returns on our private equity and hedge funds and lower yields on our fixed income securities and mortgage loans. These declines were partially offset by the impact of higher real estate market returns on our real estate investments, primarily real estate funds. In our deferred annuity business, higher costs associated with our variable annuity guaranteed minimum death benefits (“GMDBs”) resulted in a decrease in adjusted earnings. The changes in market factors discussed above, as well as higher DAC amortization, resulted in a $260 million decrease in adjusted earnings.

Underwriting and Other Insurance Adjustments. Less favorable underwriting in our (i) long-term care business, reflecting a smaller impact from the COVID-19 pandemic in the current period, and (ii) life business, resulted in an $18 million decrease in adjusted earnings. A reinsurance settlement in the current period resulted in a $77 million increase in adjusted earnings. Dividend scale reductions, as well as run-off in the Metropolitan Life Insurance Company’s (“MLIC”) closed block, contributed to lower dividend expense, net of DAC amortization, and resulted in a $17 million increase in adjusted earnings.
Expenses. Adjusted earnings increased by $13 million mainly due to lower corporate-related expenses.
Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. An increase in average invested assets resulted in higher net investment income, improving adjusted earnings. However, negative net flows from our deferred annuity business resulted in lower asset-based fee income. In addition, premiums declined due to business run-off and the impact of dividend scale reductions in both periods. The combined impact of the items affecting our business growth, as well as lower DAC amortization, resulted in a $31 million increase in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased driven by the unfavorable impact of lower equity market returns on our private equity and hedge funds and lower yields on our fixed income securities and mortgage loans. These declines were partially offset by the impact of higher real estate market returns on our real estate investments, primarily real estate funds. In addition, in our deferred annuity business, higher costs associated with our variable annuity GMDBs resulted in a decrease in adjusted earnings. The changes in market factors discussed above, as well as higher DAC amortization, resulted in a $493 million decrease in adjusted earnings.
Underwriting and Other Insurance Adjustments. Less favorable underwriting, mainly in our long-term care business, reflecting a smaller impact from the COVID-19 pandemic in the current period, resulted in a $79 million decrease in adjusted earnings. A reinsurance settlement in the current period resulted in a $77 million increase in adjusted earnings. Dividend scale reductions, as well as run-off in the MLIC closed block, contributed to lower dividend expense, net of DAC amortization, and resulted in a $42 million increase in adjusted earnings.
Expenses. Adjusted earnings increased by $11 million mainly due to lower corporate-related expenses.

Corporate & Other

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Adjusted revenues
Premiums	$(6)	$(20)	$(10)	$38
Universal life and investment-type product policy fees	2	1	2	1
Net investment income	5	48	109	60
Other revenues	98	109	199	195
Total adjusted revenues	99	138	300	294
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	(2)	(13)	(9)	27
Capitalization of DAC	(2)	(3)	(5)	(6)
Amortization of DAC and VOBA	2	3	4	5
Interest expense on debt	219	223	438	447
Other expenses	184	34	320	141
Total adjusted expenses	401	244	748	614
Provision for income tax expense (benefit)	(88)	(81)	(180)	(192)
Adjusted earnings	(214)	(25)	(268)	(128)
Less: Preferred stock dividends	29	35	92	103
Adjusted earnings available to common shareholders	$(243)	$(60)	$(360)	$(231)

Adjusted premiums, fees and other revenues	$94	$90	$191	$234
The table below presents adjusted earnings available to common shareholders by source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Business activities	$34	$28	$70	$57
Net investment income	6	51	110	64
Interest expense on debt	(226)	(235)	(453)	(469)
Corporate initiatives and projects	(21)	(24)	(33)	(49)
Other	(95)	74	(142)	77
Provision for income tax (expense) benefit and other tax-related items	88	81	180	192
Preferred stock dividends	(29)	(35)	(92)	(103)
Adjusted earnings available to common shareholders	$(243)	$(60)	$(360)	$(231)
Three Months Ended June 30, 2022 Compared with the Three Months Ended June 30, 2021
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Activities. Adjusted earnings from business activities increased $5 million. This was primarily related to improved results from certain of our businesses.

Net Investment Income. Net investment income decreased $36 million, primarily due to lower returns on our equity market sensitive investments, including private equity funds and FVO Securities, as well as lower yields on our mortgage loans. These decreases were partially offset by a higher average invested asset base and higher income on our real estate investments.
Interest Expense on Debt. Interest expense on debt decreased by $7 million, primarily due to a senior note redemption in July 2021.
Corporate Initiatives and Projects & Other. Adjusted earnings decreased $131 million, primarily as a result of an increase in corporate-related expenses and the release of a legal reserve in the prior period.
Provision for Income Tax (Expense) Benefit and Other Tax-Related Items. An unfavorable change in Corporate & Other’s taxes was primarily due to lower utilization of tax preferenced items, which include non-taxable investment income, tax credits and foreign earnings taxed at different rates than the U.S. statutory rate.
Preferred Stock Dividends. Adjusted earnings available to common shareholders increased $6 million primarily as a result of the redemption and cancellation of the 5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (the “Series C preferred stock”), in June 2021.
Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Activities. Adjusted earnings from business activities increased $10 million. This was primarily related to improved results from certain of our businesses.
Net Investment Income. Net investment income increased $36 million, primarily due to a higher average invested asset base, as well as increased income on real estate investments. These increases were partially offset by decreased returns on our equity market sensitive investments, including private equity funds and FVO Securities, as well as lower yields on our mortgage loans.
Interest Expense on Debt. Interest expense on debt decreased by $13 million, primarily due to a senior note redemption in July 2021.
Corporate Initiatives and Projects & Other. Adjusted earnings decreased $160 million, primarily as a result of an increase in corporate-related expenses, the release of a legal reserve in the prior period and higher interest expense on tax positions due to audit settlements in the prior period, partially offset by lower employee-related costs.
Provision for Income Tax (Expense) Benefit and Other Tax-Related Items. An unfavorable change in Corporate & Other’s taxes was primarily due to lower utilization of tax preferenced items, which include foreign earnings taxed at different rates than the U.S. statutory rate, non-taxable investment income and tax credits, partially offset by lower taxes on stock compensation.
Preferred Stock Dividends. Adjusted earnings available to common shareholders increased $11 million primarily as a result of the redemption and cancellation of the Series C preferred stock, in June 2021.

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
Current Environment
As a global insurance company, we continue to be impacted by the changing global financial and economic environment, the fiscal and monetary policy of governments and central banks around the world and other governmental measures. The COVID-19 pandemic continues to impact the global economy and financial markets and has caused volatility in the global equity, credit and real estate markets. See “— Industry Trends — Financial and Economic Environment.” Uncertainty created by the COVID-19 pandemic may persist for some time and may continue to impact pricing levels of risk-bearing investments, as well as our business operations, investment portfolio and derivatives. Rising market interest rates have impacted our investment portfolio and derivatives. See “— Industry Trends,” as well as “— Results of Operations — Consolidated Results,” and “— Results of Operations — Consolidated Results - Adjusted Earnings” for impacts on our derivatives and analysis of the period over period changes in investment portfolio results. See also “Investments — Fixed Maturity Securities Available-for-Sale — Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position” in Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for impacts on the net unrealized gain (loss) on our fixed maturity securities AFS.
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

	Selected Country Fixed Maturity Securities AFS at June 30, 2022
Country	Sovereign (1)	Financial Services	Non-Financial Services	Structured Products	Total (2)
	(Dollars in millions)
Mexico	$2,502	$692	$1,833	$31	$5,058
Chile	1,420	815	2,637	1	4,873
Italy	16	53	554	—	623
Colombia	328	62	135	—	525
Peru	114	19	206	—	339
Russian Federation (3)	28	—	46	—	74
Ukraine (3)	59	—	2	—	61
Turkey	44	—	9	—	53
Total	$4,511	$1,641	$5,422	$32	$11,606
Investment grade %	89.0%	91.2%	87.2%	92.2%	88.5%
__________________
(1)Sovereign includes government and agency.
(2)The par value, amortized cost net of ACL and estimated fair value, net of purchased and written credit default swaps, of these securities were $12.2 billion, $11.3 billion and $11.1 billion, respectively, at June 30, 2022. The notional value and estimated fair value of the net purchased and written credit default swaps were $(505) million and $19 million, respectively, at June 30, 2022.

(3)As of June 30, 2022, the amortized cost, ACL and amortized cost, net of ACL of our Russian Federation sovereign securities were $120 million, $89 million and $31 million, respectively; and the amortized cost, ACL and amortized cost, net of ACL of our Russian Federation corporate securities were $88 million, $42 million and $46 million, respectively. As of June 30, 2022, the amortized cost, ACL and amortized cost, net of ACL of our Ukraine sovereign securities were $117 million, $57 million and $60 million, respectively; and the amortized cost, ACL and amortized cost, net of ACL of our Ukraine corporate securities were $3 million, $1 million and $2 million, respectively.
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
Investment Portfolio Results
The reconciliation of net investment income under GAAP to adjusted net investment income is presented below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Net investment income — GAAP	$3,583	$5,280	$7,867	$10,594
Investment hedge adjustments	232	212	447	432
Unit-linked investment income	688	(378)	1,186	(585)
Other	1	3	(4)	(30)
Adjusted net investment income (1)	$4,504	$5,117	$9,496	$10,411
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

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
Asset Class	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount
	(Dollars in millions)
Fixed maturity securities AFS (2), (3)	3.66%	$2,709	3.76%	$2,785	3.59%	$5,347	3.74%	$5,569
Mortgage loans (3)	4.11	832	4.29	885	4.12	1,655	4.20	$1,746
Real estate and real estate joint ventures	8.98	277	3.65	109	8.40	518	3.42	$204
Policy loans	5.09	114	5.18	120	5.11	230	5.16	$241
Equity securities	2.46	5	4.30	9	2.99	12	4.62	$20
Other limited partnership interests	4.69	171	36.58	1,050	15.02	1,097	43.04	$2,335
Cash and short-term investments	1.53	43	0.72	21	1.30	73	0.79	$42
Other invested assets	—	484	—	266	—	848	—	$564
Investment income	4.29%	4,635	4.85%	5,245	4.51%	9,780	4.95%	$10,721
Investment fees and expenses	(0.12)	(131)	(0.12)	(128)	(0.13)	(273)	(0.13)	$(274)
Net investment income including divested businesses (4)	4.17%	4,504	4.73%	5,117	4.38%	9,507	4.82%	$10,447
Less: net investment income from divested businesses (4)		—		—		11		$36
Adjusted net investment income		$4,504		$5,117		$9,496		$10,411
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
(2)Investment income from fixed maturity securities includes amounts from FVO Securities of ($89) million and ($154) million for the three months and six months ended June 30, 2022, respectively, and $50 million and $86 million for the three months and six months ended June 30, 2021, respectively.
(3)Investment income from fixed maturity securities AFS and mortgage loans includes prepayment fees.
(4)See “Financial Measures and Segment Accounting Policies” in Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for discussion of divested businesses.
See “— Results of Operations — Consolidated Results - Adjusted Earnings” for an analysis of the period over period changes in investment portfolio results.

Fixed Maturity Securities AFS and Equity Securities
The following table presents fixed maturity securities AFS and equity securities by type (public or private) and information about perpetual and redeemable securities held at:

	June 30, 2022		December 31, 2021
Securities by Type	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities AFS
Publicly-traded	$218,282	76.8%	$267,040	78.5%
Privately-placed	65,896	23.2	73,234	21.5
Total fixed maturity securities AFS	$284,178	100.0%	$340,274	100.0%
Percentage of cash and invested assets	62.2%		66.1%
Equity securities
Publicly-traded	$864	79.6%	$1,118	88.1%
Privately-held	221	20.4	151	11.9
Total equity securities	$1,085	100.0%	$1,269	100.0%
Percentage of cash and invested assets	0.2%		0.2%
Perpetual and redeemable securities
Perpetual securities included within fixed maturity securities AFS and equity securities	$289		$321
Redeemable preferred stock with a stated maturity included within fixed maturity securities AFS	$855		$864
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

	June 30, 2022
Level	Fixed Maturity Securities AFS		Equity Securities
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$16,825	5.9%	$720	66.4%
Level 2
Independent pricing sources	238,769	84.0	142	13.1
Internal matrix pricing or discounted cash flow techniques	552	0.2	44	4.1
Significant other observable inputs	239,321	84.2	186	17.2
Level 3
Independent pricing sources	22,148	7.8	21	1.9
Internal matrix pricing or discounted cash flow techniques	5,502	2.0	155	14.2
Independent broker quotations	382	0.1	3	0.3
Significant unobservable inputs	28,032	9.9	179	16.4
Total estimated fair value	$284,178	100.0%	$1,085	100.0%
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
The majority of the Level 3 fixed maturity securities AFS and equity securities were concentrated in three sectors at June 30, 2022: foreign corporate securities, U.S. corporate securities and RMBS. During the three months ended June 30, 2022, Level 3 fixed maturity securities AFS decreased by $2.5 billion, or 8%. The decrease was driven by a decrease in estimated fair value recognized in other comprehensive income (loss) and by transfers out of Level 3 in excess of transfers into Level 3, partially offset by purchases in excess of sales. During the six months ended June 30, 2022, Level 3 fixed maturity securities AFS decreased by $3.4 billion, or 11%. The decrease was driven by a decrease in estimated fair value recognized in other comprehensive income (loss), partially offset by purchases in excess of sales.
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
Fixed Maturity Securities AFS Credit Quality — Ratings
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity Securities AFS and Equity Securities — Fixed Maturity Securities AFS Credit Quality — Ratings” included in the 2021 Annual Report for a discussion of the credit quality ratings assigned by Nationally Recognized Statistical Rating Organizations (“NRSRO”), credit quality designations and designation categories assigned by the Securities Valuation Office of the NAIC for fixed maturity securities AFS and modeling methodologies adopted by the NAIC for non-agency RMBS and CMBS that estimate security level expected losses under a variety of economic scenarios.

NRSRO ratings and NAIC designations are as of the dates shown below. Over time, credit ratings and designations can migrate, up or down, through the NRSRO’s and NAIC’s continuous monitoring process. NRSRO ratings are based on availability of applicable ratings. If no NRSRO rating is available, then an internally developed rating is used. If no NAIC designation is available, then, as permitted by the NAIC, an internally developed designation is used. NAIC designations are generally similar to the credit quality ratings of the NRSRO, except for (i) non-agency RMBS and CMBS and (ii) securities rated Ca or C by NRSROs, included within Caa and lower, that are designated NAIC 6; accordingly, NAIC designations may not correspond to NRSRO ratings.
The following table presents total fixed maturity securities AFS by NRSRO rating, except for non-agency RMBS and CMBS, which are presented using NAIC designations for modeled securities. In addition, in the following table, the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations is provided.

		June 30, 2022				December 31, 2021
NRSRO Rating	NAIC Designation	Amortized Cost net of ACL	Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Amortized Cost net of ACL	Unrealized Gains (Losses) (1)	Estimated Fair Value	% of Total
		(Dollars in millions)
Aaa/Aa/A	1	$203,589	$(8,499)	$195,090	68.7%	$217,886	$21,508	$239,394	70.4%
Baa	2	80,253	(5,470)	74,783	26.3	77,739	7,470	85,209	25.0
Subtotal investment grade		283,842	(13,969)	269,873	95.0	295,625	28,978	324,603	95.4
Ba	3	11,955	(826)	11,129	3.9	11,439	534	11,973	3.5
B	4	2,888	(235)	2,653	0.9	3,152	(2)	3,150	0.9
Caa and lower	5	426	(37)	389	0.2	563	(37)	526	0.2
In or near default	6	160	(26)	134	—	14	8	22	—
Subtotal below investment grade		15,429	(1,124)	14,305	5.0	15,168	503	15,671	4.6
Total fixed maturity securities AFS		$299,271	$(15,093)	$284,178	100.0%	$310,793	$29,481	$340,274	100.0%
__________________
(1) Excludes gross unrealized gains (losses) related to assets held-for-sale. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the Company’s business dispositions.

The following tables present total fixed maturity securities AFS, at estimated fair value, by sector and by NRSRO rating, except for non-agency RMBS and CMBS, which are presented using NAIC designations for modeled securities. In addition, in the following table, the applicable NAIC designation from the NAIC published comparison of the NRSRO ratings to NAIC designations is provided.

	Fixed Maturity Securities AFS — by Sector & Credit Quality Rating
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default	Total Estimated Fair Value
NAIC Designation	1	2	3	4	5	6
	(Dollars in millions)
June 30, 2022
U.S. corporate	$40,472	$33,742	$4,525	$1,569	$173	$74	$80,555
Foreign corporate	19,021	31,299	3,257	506	93	1	54,177
Foreign government	39,742	5,151	2,698	329	67	29	48,016
U.S. government and agency	33,219	471	—	—	—	—	33,690
RMBS	26,428	713	81	62	4	15	27,303
ABS & CLO	14,051	2,535	351	76	26	15	17,054
Municipals	12,166	323	24	—	—	—	12,513
CMBS	9,991	549	193	111	26	—	10,870
Total fixed maturity securities AFS	$195,090	$74,783	$11,129	$2,653	$389	$134	$284,178
Percentage of total	68.7%	26.3%	3.9%	0.9%	0.2%	—%	100.0%

December 31, 2021
U.S. corporate	$47,377	$39,094	$4,523	$1,796	$244	$—	$93,034
Foreign corporate	23,228	35,893	3,731	577	210	1	63,640
Foreign government	52,316	5,739	3,032	506	14	2	61,609
U.S. government and agency	46,065	534	—	—	—	—	46,599
RMBS	29,529	634	150	67	5	19	30,404
ABS & CLO	15,920	2,221	316	85	27	—	18,569
Municipals	13,737	457	18	—	—	—	14,212
CMBS	11,222	637	203	119	26	—	12,207
Total fixed maturity securities AFS	$239,394	$85,209	$11,973	$3,150	$526	$22	$340,274
Percentage of total	70.4%	25.0%	3.5%	0.9%	0.2%	—%	100.0%
U.S. and Foreign Corporate Fixed Maturity Securities AFS
We maintain a diversified portfolio of corporate fixed maturity securities AFS across industries and issuers. This portfolio did not have any exposure to any single issuer in excess of 1% of total investments at June 30, 2022. The top 10 holdings comprised 1% and 2% of total investments at June 30, 2022 and December 31, 2021, respectively. The table below presents our U.S. and foreign corporate securities holdings by industry at:

	June 30, 2022		December 31, 2021
Industry	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$39,710	29.5%	$45,732	29.2%
Finance	31,125	23.1	35,676	22.7
Consumer	26,735	19.8	31,142	19.9
Utility	23,820	17.7	28,961	18.5
Communications	10,505	7.8	12,346	7.9
Other	2,837	2.1	2,817	1.8
Total	$134,732	100.0%	$156,674	100.0%

Structured Products
Structured Products are comprised of investments in securities that are collateralized by residential mortgages, commercial mortgages, bank loans and other assets. Our investment selection criteria and monitoring includes the reviews of credit ratings, characteristics of the assets underlying the securities, borrower characteristics and the level of credit enhancement. We held $55.2 billion and $61.2 billion of Structured Products, at estimated fair value, at June 30, 2022 and December 31, 2021, respectively, as presented in the RMBS, ABS & CLO and CMBS sections below.
RMBS
Our RMBS portfolio is diversified by security type and risk profile. The following table presents our RMBS portfolio by security type, risk profile and ratings profile at:

	June 30, 2022			December 31, 2021
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses) (1)
	(Dollars in millions)
Security type
Collateralized mortgage obligations	$17,029	62.4%	$(768)	$17,646	58.0%	$1,092
Pass-through mortgage-backed securities	10,274	37.6	(997)	12,758	42.0	160
Total RMBS	$27,303	100.0%	$(1,765)	$30,404	100.0%	$1,252
Risk profile
Agency	$16,317	59.8%	$(1,286)	$19,487	64.1%	$671
Non Agency
Prime	2,977	10.9	(312)	3,018	9.9	13
Alt-A	4,731	17.3	(124)	3,887	12.8	267
Sub-prime	3,278	12.0	(43)	4,012	13.2	301
Subtotal Non Agency	10,986	40.2%	(479)	10,917	35.9%	581
Total RMBS	$27,303	100.0%	$(1,765)	$30,404	100.0%	$1,252
Ratings profile
Rated Aaa and Aa	$22,001	80.6%		$24,190	79.6%
Designated NAIC 1	$26,423	96.8%		$29,529	97.1%
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

ABS & CLO
Our non-mortgage loan-backed structured securities are comprised of two broad categories of securitizations: ABS & CLO. These portfolios are diversified by collateral type and issuer. The following table presents these portfolios by collateral type and ratings profile at:

	June 30, 2022			December 31, 2021
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses) (1)
	(Dollars in millions)
ABS
Collateral type
Vehicle and equipment loans	$1,385	8.1%	$(44)	$1,864	10.0%	$10
Consumer Loans	1,510	8.9	(65)	1,653	8.9	48
Student loans	914	5.4	(59)	1,143	6.2	15
Foreign residential loans	708	4.2	(34)	922	5.0	2
Credit card	1,082	6.3	(8)	900	4.8	9
Other (2)	3,977	23.3	(307)	3,646	19.6	45
Total ABS	9,576	56.2%	(517)	10,128	54.5%	129
CLO (3)	7,478	43.8	(339)	8,441	45.5	(3)
Total ABS & CLO	$17,054	100.0%	$(856)	$18,569	100.0%	$126

ABS ratings profile
Rated Aaa and Aa	$4,554	47.6%		$5,289	52.2%
Designated NAIC 1	$7,252	75.7%		$8,105	80.0%
CLO ratings profile
Rated Aaa and Aa	$5,703	76.3%		$6,749	80.0%
Designated NAIC 1	$6,790	90.8%		$7,815	92.6%
ABS & CLO ratings profile
Rated Aaa and Aa	$10,257	60.1%		$12,038	64.8%
Designated NAIC 1	$14,042	82.3%		$15,920	85.7%
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

	June 30, 2022			December 31, 2021
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses) (1)
	(Dollars in millions)
Collateral type
Conduit	$7,456	68.6%	$(347)	$8,282	67.8%	$341
Single asset and single borrower	1,959	18.0	(123)	2,269	18.6	32
Commercial real estate collateralized loan obligations	534	4.9	(11)	653	5.4	2
Agency	543	5.0	(36)	610	5.0	50
Other	378	3.5	(18)	393	3.2	2
Total CMBS	$10,870	100.0%	$(535)	$12,207	100%	$427
Ratings profile
Rated Aaa and Aa	$8,510	78.3%		$9,614	78.8%
Designated NAIC 1	$9,990	91.9%		$11,222	91.9%
__________________
(1) Excludes gross unrealized gains (losses) related to assets held-for-sale. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the Company’s business dispositions.
Evaluation of Fixed Maturity Securities AFS for Credit Loss, Rollforward of Allowance for Credit Loss and Credit Loss on Fixed Maturity Securities AFS Recognized in Earnings
See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information about the evaluation of fixed maturity securities AFS for credit loss, rollforward of the ACL, net credit loss provision (release), and impairment loss, as well as realized gross gains and gross losses on sales and disposals of fixed maturity securities AFS at and for the six months ended June 30, 2022.
Contractholder-Directed Equity Securities and Fair Value Option Securities
The estimated fair value of these investments, which are primarily comprised of contractholder-directed equity securities supporting unit-linked variable annuity type liabilities (“Unit-linked investments”), was $9.9 billion and $12.1 billion, or 2.2% and 2.4% of cash and invested assets, at June 30, 2022 and December 31, 2021, respectively. See Notes 6 and 8 of the Notes to the Interim Condensed Consolidated Financial Statements for a description of this portfolio, investments by asset type and the related cost or amortized cost, net unrealized gains (losses) and estimated fair value of these securities, the fair value hierarchy and a rollforward of the fair value measurements for these investments measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
Securities Lending Transactions, Repurchase Agreements and Third-Party Custodian Administered Programs
We participate in securities lending transactions, repurchase agreements and third-party custodian administered programs with unaffiliated financial institutions in the normal course of business for the purpose of enhancing the total return on our investment portfolio.
Securities lending transactions and repurchase agreements: We account for these arrangements as secured borrowings and record a liability in the amount of the cash received. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the securities are returned to us. Through these arrangements, we were liable for cash collateral under our control of $16.9 billion and $24.4 billion at June 30, 2022 and December 31, 2021, respectively, including a portion that may require the immediate return of cash collateral we hold. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as “Summary of Significant Accounting Policies — Investments — Securities Lending Transactions and Repurchase Agreements” in Note 1 of the Notes of the Consolidated Financial Statements included in the 2021 Annual Report for further information about the secured borrowings accounting and the classification of revenues and expenses.

Third-party custodian administered programs: The estimated fair value of securities we own which are loaned in connection with these programs was $392 million and $273 million at June 30, 2022 and December 31, 2021, respectively. The estimated fair value of the related non-cash collateral on deposit with third-party custodians on our behalf, which is not reflected in our interim condensed consolidated financial statements and cannot be sold or re-pledged, was $403 million and $282 million at June 30, 2022 and December 31, 2021, respectively.
Mortgage Loans
Our mortgage loans held-for-investment are principally collateralized by commercial, agricultural and residential properties. Mortgage loans carried at amortized cost and the related ACL are summarized as follows at:

	June 30, 2022				December 31, 2021
Portfolio Segment	Amortized Cost	% of Total	ACL	% of Amortized Cost	Amortized Cost	% of Total	ACL	% of Amortized Cost
	(Dollars in millions)
Commercial	$52,348	63.5%	$205	0.4%	$50,553	63.3%	$340	0.7%
Agricultural	18,563	22.5	107	0.6%	18,111	22.7	88	0.5%
Residential	11,497	14.0	174	1.5%	11,196	14.0	206	1.8%
Total	$82,408	100.0%	$486	0.6%	$79,860	100.0%	$634	0.8%
The carrying value of all mortgage loans, net of ACL, was 18.0% and 15.4% of cash and invested assets at June 30, 2022 and December 31, 2021, respectively.
We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loan held-for-investment portfolios, 85% are collateralized by properties located in the United States, with the remaining 15% collateralized by properties located outside the United States, which includes 5%, 3% and 1% of properties located in Mexico, U.K. and Chile, respectively, at June 30, 2022. The carrying values of our commercial and agricultural mortgage loans held-for-investment located in California, New York and Texas were 17%, 9% and 7%, respectively, of total commercial and agricultural mortgage loans held-for-investment at June 30, 2022. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loan held-for-investment portfolio in a similar manner to reduce risk of concentration, with 92% collateralized by properties located in the United States, and the remaining 8% collateralized by properties located outside the United States, principally in Chile, at June 30, 2022. The carrying values of our residential mortgage loans located in California, Florida, and New York were 32%, 10%, and 8%, respectively, of total residential mortgage loans at June 30, 2022.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest mortgage loan portfolio segment. The tables below present the diversification across geographic regions and property types of commercial mortgage loans held-for-investment at:

	June 30, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Non-U.S.	$9,726	18.6%	$9,969	19.7%
Pacific	9,901	18.9	9,676	19.1
Middle Atlantic	7,918	15.1	7,537	14.9
South Atlantic	6,852	13.1	6,800	13.5
West South Central	3,943	7.5	3,492	6.9
New England	2,781	5.3	2,748	5.4
East North Central	1,489	2.9	2,129	4.2
Mountain	2,268	4.3	1,993	4.0
East South Central	636	1.2	759	1.5
West North Central	428	0.8	663	1.3
Multi-Region and Other	6,406	12.3	4,787	9.5
Total amortized cost	52,348	100.0%	50,553	100.0%
Less: ACL	205		340
Carrying value, net of ACL	$52,143		$50,213
Property Type
Office	$21,923	41.9%	$22,388	44.3%
Apartment	10,536	20.1	9,121	18.0
Retail	8,524	16.3	8,548	16.9
Industrial	4,902	9.4	5,096	10.1
Hotel	3,323	6.3	3,201	6.3
Other	3,140	6.0	2,199	4.4
Total amortized cost	52,348	100.0%	50,553	100.0%
Less: ACL	205		340
Carrying value, net of ACL	$52,143		$50,213
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

LTV ratios and DSCR are common measures in the assessment of the quality of commercial mortgage loans. LTV ratios are a common measure in the assessment of the quality of agricultural mortgage loans. LTV ratios compare the amount of the loan to the estimated fair value of the underlying collateral. An LTV ratio greater than 100% indicates that the loan amount is greater than the collateral value. An LTV ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the LTV ratio, the higher the risk of experiencing a credit loss. The DSCR compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the DSCR, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average LTV ratio was 56% at both June 30, 2022 and December 31, 2021 and our average DSCR was 2.6x and 2.5x at June 30, 2022 and December 31, 2021, respectively. The DSCR and the values utilized in calculating the ratio are updated routinely. In addition, the LTV ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average LTV ratio was 48% and 49% at June 30, 2022 and December 31, 2021, respectively. The values utilized in calculating our agricultural mortgage loan LTV ratio are developed in connection with the ongoing review of our agricultural loan portfolio and are routinely updated.
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
Real Estate and Real Estate Joint Ventures
Real estate and real estate joint ventures is comprised of wholly-owned real estate and joint ventures with interests in single property income-producing real estate and, to a lesser extent, joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the operation of income-producing properties, as well as real estate funds. The carrying value of real estate and real estate joint ventures was $12.4 billion and $12.2 billion, or 2.7% and 2.4% of cash and invested assets, at June 30, 2022 and December 31, 2021, respectively.
Our real estate investments are typically stabilized properties that we intend to hold for the longer-term for portfolio diversification and long-term appreciation. Our real estate investment portfolio has significantly appreciated to a $7.5 billion and $6.2 billion unrealized gain position at June 30, 2022 and June 30, 2021, respectively. We continuously monitor expected future cash flows of each of our real estate investments and incorporate them into our periodic impairment analyses. There were no impairments recognized in earnings within net investment gains (losses) on real estate and real estate joint ventures for either the six months ended June 30, 2022 or 2021.
We diversify our real estate investments by both geographic region and property type to reduce risk of concentration. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for a summary of real estate investments, by income type, as well as income earned.
Other Limited Partnership Interests
Other limited partnership interests are comprised of investments in private funds, including private equity funds and hedge funds. At June 30, 2022 and December 31, 2021, the carrying value of other limited partnership interests was $14.6 billion and $14.6 billion, which included $543 million and $663 million of hedge funds, respectively. Other limited partnership interests were 3.2% and 2.8% of cash and invested assets at June 30, 2022 and December 31, 2021, respectively. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds.

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
Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	June 30, 2022		December 31, 2021
Asset Type	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$11,583	58.2%	$10,466	56.1%
Tax credit and renewable energy partnerships	1,466	7.4	1,564	8.4
Annuities funding structured settlement claims	1,237	6.2	1,251	6.7
Direct financing leases	1,061	5.3	1,143	6.1
Operating joint ventures	1,139	5.7	901	4.8
Leveraged leases	788	4.0	787	4.2
FHLB common stock	802	4.0	769	4.1
Funds withheld	451	2.3	525	2.8
Other	1,374	6.9	1,249	6.8
Total	$19,901	100.0%	$18,655	100.0%
Percentage of cash and invested assets	4.4%		3.6%
Investment Commitments
We enter into the following commitments in the normal course of business for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnerships, bank credit facilities, bridge loans and private corporate bond investments. See Note 14 of the Notes to the Interim Condensed Consolidated Financial Statements for the amount of our unfunded investment commitments at June 30, 2022 and December 31, 2021. See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments and the liability for credit loss for unfunded mortgage loan commitments. See also “— Fixed Maturity Securities AFS and Equity Securities,” “— Mortgage Loans,” “— Real Estate and Real Estate Joint Ventures” and “— Other Limited Partnership Interests.”
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
•Information about the primary underlying risk exposure, gross notional amount, and estimated fair value of our derivatives by type of hedge designation, excluding embedded derivatives held at June 30, 2022 and December 31, 2021.
•The statement of operations effects of derivatives in net investments in foreign operations, cash flow, fair value, or nonqualifying hedge relationships for the three months and six months ended June 30, 2022 and 2021.

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
Derivatives categorized as Level 3 at June 30, 2022 include: interest rate forwards with maturities which extend beyond the observable portion of the yield curve; interest rate caps with unobservable volatility inputs; foreign currency swaps and forwards with certain unobservable inputs, including the unobservable portion of the yield curve; and credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations. At June 30, 2022, less than 1% of the estimated fair value of our derivatives was priced through independent broker quotations.
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

Credit Derivatives
The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	June 30, 2022		December 31, 2021
Credit Default Swaps	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Purchased	$2,993	$(56)	$3,042	$(100)
Written	11,786	(49)	8,626	165
Total	$14,779	$(105)	$11,668	$65
The following table presents the gross gains, gross losses and net gains (losses) recognized in net derivative gains (losses) for credit default swaps as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
	2022			2021			2022			2021
Credit Default Swaps	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)
	(In millions)
Purchased (1)	$45	$2	$47	$(4)	$(3)	$(7)	$94	$(2)	$92	$16	$(4)	$12
Written (1)	(20)	(175)	(195)	30	—	30	2	(247)	(245)	42	(7)	35
Total	$25	$(173)	$(148)	$26	$(3)	$23	$96	$(249)	$(153)	$58	$(11)	$47
__________________
(1)Gains (losses) do not include earned income (expense) on credit default swaps.
The unfavorable change in net gains (losses) on written credit default swaps of $280 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was due to certain credit spreads on certain credit default swaps used as replications widening in the current period as compared to narrowing in the prior period. The favorable change in net gains (losses) on purchased credit defaults swaps of $80 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was due to certain credit spreads on certain credit default swaps widening in the current period as compared to narrowing in the prior period.
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
Collateral for Derivatives
We enter into derivatives to manage various risks relating to our ongoing business operations. We receive non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which is not reflected on our interim condensed consolidated balance sheets. The amounts of this non-cash collateral were $977 million and $1.1 billion, at estimated fair value, at June 30, 2022 and December 31, 2021, respectively. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” and Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.

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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Group Benefits:

	June 30, 2022
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$5,564	$5,435
Equal to or greater than 2% but less than 4%	$1,531	$1,489
Equal to or greater than 4%	$817	$786

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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for RIS:

	June 30, 2022
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$653	$—
Equal to or greater than 2% but less than 4%	$817	$188
Equal to or greater than 4%	$4,601	$4,346
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Asia:

	June 30, 2022
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Annuities:
Greater than 0% but less than 2%	$30,330	$1,706
Equal to or greater than 2% but less than 4%	$920	$414
Equal to or greater than 4%	$1	$1
Life & Other:
Greater than 0% but less than 2%	$11,414	$10,700
Equal to or greater than 2% but less than 4%	$34,371	$21,276
Equal to or greater than 4%	$277	$277
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for the MetLife Holdings segment:

	June 30, 2022
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$1,098	$1,069
Equal to or greater than 2% but less than 4%	$17,108	$15,675
Equal to or greater than 4%	$7,248	$6,645
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

The table below presents the carrying value for guarantees at:

	Future Policy Benefits		Policyholder Account Balances
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
	(In millions)
Asia
GMDB	$4	$4	$—	$—
GMAB	—	—	10	14
GMWB	28	32	75	107
EMEA
GMDB	5	3	—	—
GMAB	—	—	15	6
GMWB	28	19	(37)	(58)
MetLife Holdings
GMDB	542	561	—	—
GMIB	1,054	1,029	189	180
GMAB	—	—	(1)	—
GMWB	200	174	163	173
Total	$1,861	$1,822	$414	$422
The carrying amounts for guarantees included in policyholder account balances above include nonperformance risk adjustments of $124 million and $120 million at June 30, 2022 and December 31, 2021, respectively. These nonperformance risk adjustments represent the impact of including a credit spread when discounting the underlying risk-neutral cash flows to determine the estimated fair values. The nonperformance risk adjustment does not have an economic impact on us as it cannot be monetized given the nature of these policyholder liabilities. The change in valuation arising from the nonperformance risk adjustment is not hedged.
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

GMDBs
We offer a range of GMDBs to our contractholders. The table below presents GMDBs, by benefit type, at June 30, 2022:

	Total Account Value (1)
	Asia & EMEA	MetLife Holdings
	(In millions)
Return of premium or five to seven year step-up	$5,835	$36,544
Annual step-up	—	2,426
Roll-up and step-up combination	—	4,187
Total	$5,835	$43,157
__________________
(1)Total account value excludes $524 million for contracts with no GMDBs. The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed for GMDBs and for living benefit guarantees are not mutually exclusive.
Based on total account value, less than 18% of our GMDBs included enhanced death benefits such as the annual step-up or roll-up and step-up combination products at June 30, 2022.
Living Benefit Guarantees
The table below presents our living benefit guarantees based on total account values at June 30, 2022:

	Total Account Value (1)
	Asia & EMEA	MetLife Holdings
	(In millions)
GMIB	$—	$15,503
GMWB - non-life contingent (2)	730	1,547
GMWB - life-contingent	2,361	6,489
GMAB	1,184	109
Total	$4,275	$23,648
__________________
(1)Total account value excludes $21.6 billion for contracts with no living benefit guarantees. The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed for GMDBs and for living benefit guarantee amounts are not mutually exclusive.
(2)The Asia and EMEA segments include the non-life contingent portion of the GMWB total account value of $729 million with a guarantee at annuitization.
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
The table below presents our GMIB associated total account values, by their guaranteed payout basis, at June 30, 2022:

Total Account Value
(In millions)
7-year setback, 2.5% interest rate	$4,620
7-year setback, 1.5% interest rate	936
10-year setback, 1.5% interest rate	3,099
10-year mortality projection, 10-year setback, 1.0% interest rate	5,818
10-year mortality projection, 10-year setback, 0.5% interest rate	1,030
$15,503

The annuitization interest rates on GMIBs have been decreased from 2.5% to 0.5% over time, partially in response to the low interest rate environment in effect at the time the GMIBs were sold, accompanied by an increase in the setback period from seven years to 10 years and the introduction of a 10-year mortality projection.
Additionally, 34% of the $15.5 billion of GMIB total account value has been invested in managed volatility funds as of June 30, 2022. These funds seek to manage volatility by adjusting the fund holdings within certain guidelines based on capital market movements. Such activity reduces the overall risk of the underlying funds while maintaining their growth opportunities. These risk mitigation techniques reduce or eliminate the need for us to manage the funds’ volatility through hedging or reinsurance.
Our GMIB products typically have a waiting period of 10 years to be eligible for annuitization. As of June 30, 2022, only 40% of our contracts with GMIBs were eligible for annuitization. The remaining contracts are not eligible for annuitization for an average of three years.
Once eligible for annuitization, contractholders would be expected to annuitize only if their contracts were in-the-money. We calculate in-the-moneyness with respect to GMIBs consistent with net amount at risk as discussed in Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements, by comparing the contractholders’ income benefits based on total account values and current annuity rates versus the guaranteed income benefits. The net amount at risk was $616 million at June 30, 2022, of which $569 million was related to GMIBs. For those contracts with GMIB, the table below presents details of contracts that are in-the-money and out-of-the-money at June 30, 2022:

	In-the- Moneyness	Total Account Value	% of Total
		(In millions)
In-the-money	30% or greater	$533	3%
	20% to less than 30%	320	2%
	10% to less than 20%	615	4%
	0% to less than 10%	1,375	9%
		2,843
Out-of-the-money	-10% to 0%	2,966	19%
	-20% to less than -10%	3,196	21%
	Greater than -20%	6,498	42%
		12,660
Total GMIBs		$15,503
Derivatives Hedging Variable Annuity Guarantees
Our risk mitigating hedging strategy uses various over-the-counter and exchange traded derivatives. The table below presents the gross notional amount, estimated fair value and primary underlying risk exposure of the derivatives hedging our variable annuity guarantees:

	Instrument Type	June 30, 2022			December 31, 2021
Primary Underlying Risk Exposure		Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Interest rate	Interest rate swaps	$7,341	$54	$561	$8,663	$52	$75
	Interest rate futures	1,071	1	7	1,087	3	—
	Interest rate options	50	4	—	100	1	—
Foreign currency exchange rate	Foreign currency forwards	969	3	24	1,149	4	13
Equity market	Equity futures	2,655	29	7	3,641	11	5
	Equity index options	4,110	255	310	4,161	513	362
	Equity variance swaps	692	17	12	699	17	13
	Equity total return swaps	2,798	198	—	2,763	11	44
	Total	$19,686	$561	$921	$22,263	$612	$512

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
Short-term Liquidity
We maintain a substantial short-term liquidity position, which was $12.6 billion and $12.4 billion at June 30, 2022 and December 31, 2021, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed, including amounts received in connection with securities lending, repurchase agreements, derivatives, and secured borrowings, as well as amounts held in the closed block.
Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets, which was $179.3 billion and $223.0 billion at June 30, 2022 and December 31, 2021, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, repurchase agreements, derivatives, regulatory deposits, the collateral financing arrangement, funding agreements and secured borrowings, as well as amounts held in the closed block.
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

	Six Months Ended June 30,
	2022	2021
	(In millions)
Sources:
Operating activities, net	$6,392	$3,750
Investing activities, net	1,689	—
Net change in policyholder account balances	3,681	3,870
Net change in payables for collateral under securities loaned and other transactions	—	506
Long-term debt issued	6	15
Financing element on certain derivative instruments and other derivative related transactions, net	121	318
Other, net	—	58
Total sources	11,889	8,517
Uses:
Investing activities, net	—	45
Net change in payables for collateral under securities loaned and other transactions	7,809	—
Cash paid for other transactions with tenors greater than three months	—	100
Long-term debt repaid	23	28
Collateral financing arrangement repaid	25	27
Treasury stock acquired in connection with share repurchases	2,056	2,112
Redemption of preferred stock	—	494
Preferred stock redemption premium	—	6
Dividends on preferred stock	92	103
Dividends on common stock	805	829
Other, net	180	—
Effect of change in foreign currency exchange rates on cash and cash equivalents	467	192
Total uses	11,457	3,936
Net increase (decrease) in cash and cash equivalents	$432	$4,581
Cash Flows from Operations
The principal cash inflows from our insurance activities come from insurance premiums, net investment income, annuity considerations and deposit funds. The principal cash outflows are the result of various life insurance, annuity and pension products, operating expenses and income tax, as well as interest expense.
Cash Flows from Investments
The principal cash inflows from our investment activities come from repayments of principal, proceeds from maturities and sales of investments and settlements of freestanding derivatives. The principal cash outflows relate to purchases of investments, issuances of policy loans and settlements of freestanding derivatives. In addition, cash inflows and outflows relate to sales and purchases of businesses. We typically have a net cash outflow from investing activities because cash inflows from insurance operations are reinvested in accordance with our ALM discipline to fund insurance liabilities. We closely monitor and manage these risks through our comprehensive investment risk management process.
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
Preferred Stock
See Note 16 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report.
Common Stock
For the six months ended June 30, 2022 and 2021, MetLife, Inc. issued 2,980,105 and 4,317,294 new shares of its common stock, respectively, for $145 million and $174 million, respectively, to satisfy various stock option exercises and other stock-based awards.
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
Policyholder Account Balances
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Sources — Global Funding Sources — Policyholder Account Balances” included in the 2021 Annual Report for information regarding the Company’s contractual obligations related to future policy benefits and policyholder account balances.
Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances
Certain of our U.S. insurance subsidiaries are members of a regional Federal Home Loan Bank (“FHLB”). For the six months ended June 30, 2022 and 2021, we issued $17.6 billion and $18.2 billion, respectively, and repaid $17.3 billion and $18.2 billion, respectively, of funding agreements with certain regional FHLBs. At June 30, 2022 and December 31, 2021, total obligations outstanding under these funding agreements were $16.0 billion and $15.8 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report.
Special Purpose Entity Funding Agreements, Reported in Policyholder Account Balances
We issue fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain unconsolidated special purpose entities that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. For the six months ended June 30, 2022 and 2021, we issued $27.3 billion and $22.0 billion, respectively, and repaid $25.4 billion and $20.7 billion, respectively, under such funding agreements. At June 30, 2022 and December 31, 2021, total obligations outstanding under these funding agreements were $40.7 billion and $39.5 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report.

Federal Agricultural Mortgage Corporation Funding Agreements, Reported in Policyholder Account Balances
We have issued funding agreements to a subsidiary of the Federal Agricultural Mortgage Corporation which are secured by a pledge of certain eligible agricultural mortgage loans. For the six months ended June 30, 2022 and 2021, we issued $350 million and $225 million, respectively, and repaid $350 million and $350 million, respectively, under such funding agreements. At both June 30, 2022 and December 31, 2021, total obligations outstanding under these funding agreements were $2.1 billion. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report.
Debt Issuances
See Note 15 of the Notes to the Interim Condensed Consolidated Financial Statements for information about senior notes issued by MetLife, Inc. subsequent to June 30, 2022.
Credit and Committed Facilities
At June 30, 2022, we maintained a $3.0 billion unsecured revolving credit facility and certain committed facilities aggregating $3.2 billion, to which MetLife, Inc. is a party and/or guarantor. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
The unsecured revolving credit facility is used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At June 30, 2022, we had outstanding $229 million in letters of credit and no drawdowns against this facility. Remaining availability was $2.8 billion at June 30, 2022.
The committed facilities are used as collateral for certain of our affiliated reinsurance liabilities. At June 30, 2022, we had outstanding $2.8 billion in letters of credit and no drawdowns against these facilities. Remaining availability was $407 million at June 30, 2022.
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
Outstanding Debt Under Global Funding Sources
The following table summarizes our outstanding debt at:

	June 30, 2022	December 31, 2021
	(In millions)
Short-term debt (1)	$196	$341
Long-term debt (2)	$13,677	$13,933
Collateral financing arrangement	$741	$766
Junior subordinated debt securities	$3,157	$3,156
__________________
(1)Includes $96 million and $241 million of debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at June 30, 2022 and December 31, 2021, respectively. Certain subsidiaries have pledged assets to secure this debt.
(2)Includes $486 million and $482 million of debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at June 30, 2022 and December 31, 2021, respectively. Certain investment subsidiaries have pledged assets to secure this debt.
Debt and Facility Covenants
Certain of our debt instruments and committed facilities, as well as our unsecured revolving credit facility, contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all applicable financial covenants at June 30, 2022.

Dispositions
For information regarding the Company’s dispositions, see Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.
Liquidity and Capital Uses
In addition to the general description of liquidity and capital uses in “— Summary of the Company’s Primary Sources and Uses of Liquidity and Capital,” the Company’s primary uses of liquidity and capital are set forth below.
Preferred Stock Redemption
See Note 16 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report.
Common Stock Repurchases
See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements for information relating to authorizations by the Board of Directors to repurchase MetLife, Inc. common stock, amounts of common stock repurchased pursuant to such authorizations for the six months ended June 30, 2022 and 2021, and the amount remaining under such authorizations at June 30, 2022.
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
Dividends
For the six months ended June 30, 2022 and 2021, MetLife, Inc. paid dividends on its preferred stock of $92 million and $103 million, respectively. For the six months ended June 30, 2022 and 2021, MetLife, Inc. paid dividends on its common stock of $805 million and $829 million, respectively. See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as Note 16 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report for information regarding the calculation and timing of these dividend payments.
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
Debt Repayments
For the six months ended June 30, 2022 and 2021, following regulatory approval, MetLife Reinsurance Company of Charleston, a wholly-owned subsidiary of MetLife, Inc., repurchased and canceled $25 million and $27 million, respectively, in aggregate principal amount of its surplus notes, which were reported in collateral financing arrangement on the interim condensed consolidated balance sheets.

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
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the MetLife Holdings segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. For the six months ended June 30, 2022 and 2021, general account surrenders and withdrawals from annuity products were $650 million and $645 million, respectively. In the RIS business within the U.S. segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the RIS business products that provide customers with limited rights to accelerate payments, at June 30, 2022 there were funding agreements totaling $117 million that could be put back to the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Insurance Liabilities” included in the 2021 Annual Report for additional information.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At June 30, 2022 and December 31, 2021, we had received pledged cash collateral from counterparties of $6.9 billion and $7.5 billion, respectively. At June 30, 2022 and December 31, 2021, we had pledged cash collateral to counterparties of $234 million and $142 million, respectively. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information about collateral pledged to us, collateral we pledge and derivatives subject to credit contingent provisions.
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
Liquid Assets
At June 30, 2022 and December 31, 2021, MetLife, Inc., collectively with other MetLife holding companies, had $4.5 billion and $5.4 billion, respectively, in liquid assets. Of these amounts, $3.1 billion and $4.2 billion were held by MetLife, Inc. and $1.4 billion and $1.2 billion were held by other MetLife holding companies at June 30, 2022 and December 31, 2021, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with derivatives and a collateral financing arrangement.
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
The table below sets forth the dividends permitted to be paid in 2022 by MetLife, Inc.’s primary U.S. insurance subsidiaries without insurance regulatory approval and the actual dividends paid for the six months ended June 30, 2022:

Company	Paid (1)	Permitted Without Approval (2)
	(In millions)
Metropolitan Life Insurance Company	$1,562	$3,539
American Life Insurance Company	$620	$554
Metropolitan Tower Life Insurance Company	$—	$163
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
In addition to the amounts presented in the table above, for the six months ended June 30, 2022, MetLife, Inc. also received from certain other subsidiaries cash dividends of $36 million, as well as cash returns of capital of $8 million.
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

Long-term Debt Outstanding
The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	June 30, 2022	December 31, 2021
	(In millions)
Long-term debt — unaffiliated	$12,567	$12,814
Long-term debt — affiliated	$1,635	$1,884
Junior subordinated debt securities	$2,464	$2,463
Debt and Facility Covenants
Certain of MetLife, Inc.’s debt instruments and committed facilities, as well as its unsecured revolving credit facility, contain various administrative, reporting, legal and financial covenants. MetLife, Inc. believes it was in compliance with all applicable financial covenants at June 30, 2022.
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
Affiliated Capital and Debt Transactions
For the six months ended June 30, 2022 and 2021, MetLife, Inc. invested a net amount of $10 million and $114 million, respectively, in various subsidiaries.
MetLife, Inc. lends funds, as necessary, through credit agreements or otherwise to its subsidiaries and affiliates, some of which are regulated, to meet their capital requirements or to provide liquidity. MetLife, Inc. had loans to subsidiaries outstanding of $185 million and $35 million at June 30, 2022 and December 31, 2021, respectively.
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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Purchases of MetLife, Inc. common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended June 30, 2022 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 — April 30, 2022	1,652,938	$70.58	1,652,938	$475,046,250
May 1 — May 31, 2022	7,035,408	$63.90	7,035,408	$3,025,471,177
June 1 — June 30, 2022	8,629,772	$63.78	8,629,772	$2,475,053,649
Total	17,318,118		17,318,118
__________________
(1)During the periods April 1 — April 30, 2022, May 1 — May 31, 2022 and June 1 — June 30, 2022, there were no purchases by separate account index funds of MetLife, Inc. common stock on the open market in non-discretionary transactions.
(2)In May 2022, MetLife, Inc. announced that its Board of Directors authorized $3.0 billion of common stock repurchases. At June 30, 2022, MetLife, Inc. had $2.5 billion of common stock repurchases remaining under the authorization. For more information on common stock repurchases, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Common Stock Repurchases” and Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements. See also “Risk Factors — Capital Risks — We May Not be Able to Pay Dividends or Repurchase Our Stock Due to Legal and Regulatory Restrictions or Cash Buffer Needs” included in the 2021 Annual Report.

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
Name: Tamara L. Schock Title: Executive Vice President and Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)
Date: August 4, 2022