Form 10-Q
period 2022-09-30
METLIFE INC
filed 2022-11-03
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
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

At October 31, 2022, 784,606,205 shares of the registrant’s common stock were outstanding.

		Page
Part I — Financial Information
Item 1.	Financial Statements (Unaudited) (at September 30, 2022 and December 31, 2021 and for the Three Months and Nine Months Ended September 30, 2022 and 2021)
	Interim Condensed Consolidated Balance Sheets	4
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	5
	Interim Condensed Consolidated Statements of Equity	6
	Interim Condensed Consolidated Statements of Cash Flows	7
	Notes to the Interim Condensed Consolidated Financial Statements:
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	8
	Note 2 — Segment Information	12
	Note 3 — Dispositions	19
	Note 4 — Insurance	20
	Note 5 — Closed Block	22
	Note 6 — Investments	25
	Note 7 — Derivatives	42
	Note 8 — Fair Value	54
	Note 9 — Long-Term Debt	71
	Note 10 — Equity	71
	Note 11 — Other Revenues and Other Expenses	76
	Note 12 — Employee Benefit Plans	77
	Note 13 — Income Tax	77
	Note 14 — Earnings Per Common Share	78
	Note 15 — Contingencies, Commitments and Guarantees	78
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	82
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	150
Item 4.	Controls and Procedures	151

Part II — Other Information
Item 1.	Legal Proceedings	152
Item 1A.	Risk Factors	152
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	152
Item 6.	Exhibits	153

Signatures		154

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

Part I — Financial Information
Item 1. Financial Statements
MetLife, Inc.
Interim Condensed Consolidated Balance Sheets
September 30, 2022 and December 31, 2021 (Unaudited)
(In millions, except share and per share data)

	September 30, 2022	December 31, 2021
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $302,457 and $310,884, respectively; allowance for credit loss of $198 and $91, respectively)	$270,765	$340,274
Equity securities, at estimated fair value	973	1,269
Contractholder-directed equity securities and fair value option securities, at estimated fair value	8,954	12,142
Mortgage loans (net of allowance for credit loss of $467 and $634, respectively; includes $0 and $127, respectively, under the fair value option)	82,437	79,353
Policy loans	8,783	9,111
Real estate and real estate joint ventures (includes $315 and $240, respectively, under the fair value option and $204 and $175, respectively, of real estate held-for-sale)	12,532	12,216
Other limited partnership interests	14,387	14,625
Short-term investments, principally at estimated fair value	5,266	7,176
Other invested assets (includes $1,801 and $1,930, respectively, of leveraged and direct financing leases; $323 and $351, respectively, relating to variable interest entities and allowance for credit loss of $33 and $40, respectively)	22,299	18,655
Total investments	426,396	494,821
Cash and cash equivalents, principally at estimated fair value	22,200	20,047
Accrued investment income	3,355	3,185
Premiums, reinsurance and other receivables	17,666	17,149
Deferred policy acquisition costs and value of business acquired	21,523	16,061
Current income tax recoverable	194	184
Deferred income tax asset	2,700	189
Goodwill	9,005	9,535
Assets held-for-sale	—	7,238
Other assets	11,294	11,426
Separate account assets	135,771	179,873
Total assets	$650,104	$759,708
Liabilities and Equity
Liabilities
Future policy benefits	$199,671	$199,721
Policyholder account balances	198,251	203,473
Other policy-related balances	19,491	17,751
Policyholder dividends payable	429	478
Policyholder dividend obligation	—	1,682
Payables for collateral under securities loaned and other transactions	24,890	31,920
Short-term debt	183	341
Long-term debt	14,520	13,933
Collateral financing arrangement	729	766
Junior subordinated debt securities	3,158	3,156
Deferred income tax liability	172	9,693
Liabilities held-for-sale	—	6,634
Other liabilities	27,509	22,538
Separate account liabilities	135,771	179,873
Total liabilities	624,774	691,959
Contingencies, Commitments and Guarantees (Note 15)
Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $3,905 and $3,905 aggregate liquidation preference, respectively	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,189,607,908 and 1,186,540,473 shares issued, respectively; 787,340,553 and 825,540,267 shares outstanding, respectively	12	12
Additional paid-in capital	33,589	33,511
Retained earnings	41,032	41,197
Treasury stock, at cost; 402,267,355 and 361,000,206 shares, respectively	(20,862)	(18,157)
Accumulated other comprehensive income (loss)	(28,695)	10,919
Total MetLife, Inc.’s stockholders’ equity	25,076	67,482
Noncontrolling interests	254	267
Total equity	25,330	67,749
Total liabilities and equity	$650,104	$759,708
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Nine Months Ended September 30, 2022 and 2021 (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Premiums	$17,547	$9,455	$40,039	$28,914
Universal life and investment-type product policy fees	1,302	1,521	4,236	4,334
Net investment income	3,585	5,568	11,452	16,162
Other revenues	730	663	2,006	1,958
Net investment gains (losses)	(414)	(84)	(1,617)	1,655
Net derivative gains (losses)	(480)	(218)	(2,534)	(2,032)
Total revenues	22,270	16,905	53,582	50,991
Expenses
Policyholder benefits and claims	17,993	10,103	40,976	30,031
Interest credited to policyholder account balances	980	1,287	2,102	4,153
Policyholder dividends	155	189	546	672
Other expenses	2,723	3,284	8,826	9,315
Total expenses	21,851	14,863	52,450	44,171
Income (loss) before provision for income tax	419	2,042	1,132	6,820
Provision for income tax expense (benefit)	19	453	(80)	1,456
Net income (loss)	400	1,589	1,212	5,364
Less: Net income (loss) attributable to noncontrolling interests	5	5	16	15
Net income (loss) attributable to MetLife, Inc.	395	1,584	1,196	5,349
Less: Preferred stock dividends	64	63	156	166
Preferred stock redemption premium	—	—	—	6
Net income (loss) available to MetLife, Inc.’s common shareholders	$331	$1,521	$1,040	$5,177
Comprehensive income (loss)	$(10,923)	$1,392	$(38,405)	$(595)
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	5	6	13	17
Comprehensive income (loss) attributable to MetLife, Inc.	$(10,928)	$1,386	$(38,418)	$(612)

Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$0.42	$1.78	$1.28	$5.94
Diluted	$0.41	$1.77	$1.28	$5.90

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Equity
For the Nine Months Ended September 30, 2022 and 2021 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$—	$12	$33,511	$41,197	$(18,157)	$10,919	$67,482	$267	$67,749
Treasury stock acquired in connection with share repurchases					(2,031)		(2,031)		(2,031)
Stock-based compensation			37				37		37
Dividends on preferred stock				(92)			(92)		(92)
Dividends on common stock (declared per share of $0.980)				(805)			(805)		(805)
Change in equity of noncontrolling interests							—	(9)	(9)
Net income (loss)				801			801	11	812
Other comprehensive income (loss), net of income tax						(28,291)	(28,291)	(3)	(28,294)
Balance at June 30, 2022	—	12	33,548	41,101	(20,188)	(17,372)	37,101	266	37,367
Treasury stock acquired in connection with share repurchases					(674)		(674)		(674)
Stock-based compensation			41				41		41
Dividends on preferred stock				(64)			(64)		(64)
Dividends on common stock (declared per share of $0.500)				(400)			(400)		(400)
Change in equity of noncontrolling interests							—	(17)	(17)
Net income (loss)				395			395	5	400
Other comprehensive income (loss), net of income tax						(11,323)	(11,323)	—	(11,323)
Balance at September 30, 2022	$—	$12	$33,589	$41,032	$(20,862)	$(28,695)	$25,076	$254	$25,330

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$—	$12	$33,812	$36,491	$(13,829)	$18,072	$74,558	$259	$74,817
Redemption of preferred stock			(494)				(494)		(494)
Preferred stock redemption premium				(6)			(6)		(6)
Treasury stock acquired in connection with share repurchases					(2,112)		(2,112)		(2,112)
Stock-based compensation			122				122		122
Dividends on preferred stock				(103)			(103)		(103)
Dividends on common stock (declared per share of $0.940)				(829)			(829)		(829)
Change in equity of noncontrolling interests							—	15	15
Net income (loss)				3,765			3,765	10	3,775
Other comprehensive income (loss), net of income tax						(5,763)	(5,763)	1	(5,762)
Balance at June 30, 2021	—	12	33,440	39,318	(15,941)	12,309	69,138	285	69,423
Treasury stock acquired in connection with share repurchases					(1,015)		(1,015)		(1,015)
Stock-based compensation			17				17		17
Dividends on preferred stock				(63)			(63)		(63)
Dividends on common stock (declared per share of $0.480)				(413)			(413)		(413)
Change in equity of noncontrolling interests							—	(8)	(8)
Net income (loss)				1,584			1,584	5	1,589
Other comprehensive income (loss), net of income tax						(198)	(198)	1	(197)
Balance at September 30, 2021	$—	$12	$33,457	$40,426	$(16,956)	$12,111	$69,050	$283	$69,333
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2022 and 2021 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in) operating activities	$10,670	$7,256
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	66,380	63,778
Equity securities	621	476
Mortgage loans	8,983	12,692
Real estate and real estate joint ventures	466	1,160
Other limited partnership interests	1,306	512
Purchases and originations of:
Fixed maturity securities available-for-sale	(62,085)	(69,525)
Equity securities	(419)	(57)
Mortgage loans	(13,277)	(9,909)
Real estate and real estate joint ventures	(957)	(1,174)
Other limited partnership interests	(1,965)	(2,092)
Cash received in connection with freestanding derivatives	3,175	2,574
Cash paid in connection with freestanding derivatives	(6,068)	(6,794)
Sales of businesses, net of cash and cash equivalents disposed of $67 and $611, respectively	590	3,329
Purchases of investments in operating joint ventures	(240)	—
Net change in policy loans	88	179
Net change in short-term investments	1,832	(3,165)
Net change in other invested assets	(824)	(267)
Other, net	(29)	(42)
Net cash provided by (used in) investing activities	(2,423)	(8,325)
Cash flows from financing activities
Policyholder account balances:
Deposits	83,707	75,536
Withdrawals	(79,114)	(71,495)
Payables for collateral under securities loaned and other transactions:
Net change in payables for collateral under securities loaned and other transactions	(6,602)	1,279
Cash paid for other transactions with tenors greater than three months	—	(100)
Long-term debt issued	1,013	29
Long-term debt repaid	(77)	(540)
Collateral financing arrangement repaid	(37)	(39)
Financing element on certain derivative instruments and other derivative related transactions, net	—	305
Treasury stock acquired in connection with share repurchases	(2,730)	(3,127)
Redemption of preferred stock	—	(494)
Preferred stock redemption premium	—	(6)
Dividends on preferred stock	(156)	(166)
Dividends on common stock	(1,205)	(1,242)
Other, net	(206)	20
Net cash provided by (used in) financing activities	(5,407)	(40)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(756)	(392)
Change in cash and cash equivalents	2,084	(1,501)
Cash and cash equivalents, including subsidiaries held-for-sale, beginning of period	20,116	20,560
Cash and cash equivalents, including subsidiaries held-for-sale, end of period	$22,200	$19,059
Cash and cash equivalents, subsidiaries held-for-sale, beginning of period	$69	$765
Cash and cash equivalents, subsidiaries held-for-sale, end of period	$—	$103
Cash and cash equivalents, beginning of period	$20,047	$19,795
Cash and cash equivalents, end of period	$22,200	$18,956

Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$591	$606
Income tax	$612	$861
Non-cash transactions:
Fixed maturity securities available-for-sale received in connection with pension risk transfer transactions	$8,707	$—
Real estate and real estate joint ventures acquired in satisfaction of debt	$210	$172
Increase in equity securities due to in-kind distributions received from other limited partnership interests	$86	$273
Reclassification of certain other invested assets to contractholder-directed equity securities and fair value option securities	$—	$309

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
Reclassifications
Certain amounts in the prior year periods’ interim condensed consolidated financial statements and related footnotes thereto have been reclassified to conform to the 2022 presentation as discussed throughout the Notes to the Interim Condensed Consolidated Financial Statements.

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

ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance	The guidance requires entities to provide annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy and can include tax credits and other forms of government assistance. Entities are required to disclose information about (i) the nature of the transactions and the related accounting policy used to account for the transactions; (ii) the line items on the balance sheet and income statement that are affected by the transactions, including the associated amounts; and (iii) the significant terms and conditions of the transactions, including commitments and contingencies.	Effective for annual periods beginning January 1, 2022, to be applied prospectively.	The adoption of the guidance will not have a material impact on the Company’s annual consolidated financial statements.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Future Adoption of Accounting Pronouncements
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s interim condensed consolidated financial statements or disclosures. ASUs issued but not yet adopted as of September 30, 2022 that are currently being assessed and may or may not have a material impact on the Company’s interim condensed consolidated financial statements or disclosures are summarized in the table below.

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

The changes in market conditions from January 1, 2021 to September 30, 2022 are estimated to cause the initial transition date reduction in total equity (as discussed in the preceding paragraphs) to largely reverse as of September 30, 2022.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions
The amendments in this update clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. In addition, the amendments clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments also require entities that hold equity securities subject to contractual sale restrictions to make disclosures about the fair value of such equity securities, the nature and remaining duration of the restriction(s) and the circumstances that could cause a lapse in the restriction(s).
January 1, 2024, to be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption (with early adoption permitted).
The Company is continuing to evaluate the impact of the guidance, and it does not expect the adoption of the guidance to have a material impact on its interim condensed consolidated financial statements.

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

The Company is continuing to evaluate the impact of the guidance and the alternative methods of adoption. Also, the Company is in the process of finalizing the updates to its loan administration systems, as well as updating its accounting policies and controls to comply with the new disclosure requirements. The Company does not expect the adoption of the guidance to have a material impact on its interim condensed consolidated financial statements.

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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and nine months ended September 30, 2022 and 2021. The segment accounting policies are the same as those used to prepare the Company’s interim condensed consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended September 30, 2022	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$14,164	$1,347	$823	$475	$745	$(7)	$17,547	$—	$17,547
Universal life and investment-type product policy fees	286	421	290	62	232	(1)	1,290	12	1,302
Net investment income	1,716	827	399	40	1,118	63	4,163	(578)	3,585
Other revenues	516	21	10	8	39	96	690	40	730
Net investment gains (losses)	—	—	—	—	—	—	—	(414)	(414)
Net derivative gains (losses)	—	—	—	—	—	—	—	(480)	(480)
Total revenues	16,682	2,616	1,522	585	2,134	151	23,690	(1,420)	22,270
Expenses
Policyholder benefits and claims and policyholder dividends	14,265	1,257	874	239	1,659	(3)	18,291	(143)	18,148
Interest credited to policyholder account balances	478	497	89	16	202	—	1,282	(302)	980
Capitalization of DAC	(23)	(358)	(130)	(96)	(6)	(2)	(615)	—	(615)
Amortization of DAC and VOBA	15	190	68	79	(20)	3	335	(117)	218
Amortization of negative VOBA	—	(11)	—	(1)	—	—	(12)	—	(12)
Interest expense on debt	3	—	3	—	2	231	239	—	239
Other expenses	1,003	749	398	269	228	186	2,833	60	2,893
Total expenses	15,741	2,324	1,302	506	2,065	415	22,353	(502)	21,851
Provision for income tax expense (benefit)	197	95	49	19	10	(63)	307	(288)	19
Adjusted earnings	$744	$197	$171	$60	$59	$(201)	1,030
Adjustments to:
Total revenues							(1,420)
Total expenses							502
Provision for income tax (expense) benefit							288
Net income (loss)							$400		$400

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended September 30, 2021	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,746	$1,594	$705	$532	$805	$16	$9,398	$57	$9,455
Universal life and investment-type product policy fees	279	477	274	128	279	—	1,437	84	1,521
Net investment income	2,098	1,354	306	46	1,771	93	5,668	(100)	5,568
Other revenues	383	17	9	10	57	108	584	79	663
Net investment gains (losses)	—	—	—	—	—	—	—	(84)	(84)
Net derivative gains (losses)	—	—	—	—	—	—	—	(218)	(218)
Total revenues	8,506	3,442	1,294	716	2,912	217	17,087	(182)	16,905
Expenses
Policyholder benefits and claims and policyholder dividends	6,118	1,220	885	268	1,611	9	10,111	181	10,292
Interest credited to policyholder account balances	362	513	63	17	212	—	1,167	120	1,287
Capitalization of DAC	(17)	(373)	(109)	(110)	(8)	(3)	(620)	(15)	(635)
Amortization of DAC and VOBA	26	470	62	118	80	2	758	58	816
Amortization of negative VOBA	—	(5)	—	(1)	—	—	(6)	—	(6)
Interest expense on debt	1	—	2	—	1	236	240	—	240
Other expenses	886	811	363	308	255	137	2,760	109	2,869
Total expenses	7,376	2,636	1,266	600	2,151	381	14,410	453	14,863
Provision for income tax expense (benefit)	235	237	(1)	22	155	(96)	552	(99)	453
Adjusted earnings	$895	$569	$29	$94	$606	$(68)	2,125
Adjustments to:
Total revenues							(182)
Total expenses							(453)
Provision for income tax (expense) benefit							99
Net income (loss)							$1,589		$1,589

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Nine Months Ended September 30, 2022	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$29,582	$4,295	$2,381	$1,476	$2,281	$(17)	$39,998	$41	$40,039
Universal life and investment-type product policy fees	867	1,367	876	236	840	1	4,187	49	4,236
Net investment income	5,300	3,081	1,180	119	3,807	172	13,659	(2,207)	11,452
Other revenues	1,347	66	29	25	106	295	1,868	138	2,006
Net investment gains (losses)	—	—	—	—	—	—	—	(1,617)	(1,617)
Net derivative gains (losses)	—	—	—	—	—	—	—	(2,534)	(2,534)
Total revenues	37,096	8,809	4,466	1,856	7,034	451	59,712	(6,130)	53,582
Expenses
Policyholder benefits and claims and policyholder dividends	30,151	3,670	2,454	758	4,610	(12)	41,631	(109)	41,522
Interest credited to policyholder account balances	1,212	1,488	241	53	607	—	3,601	(1,499)	2,102
Capitalization of DAC	(60)	(1,120)	(363)	(305)	(21)	(7)	(1,876)	(11)	(1,887)
Amortization of DAC and VOBA	43	799	238	260	130	7	1,477	(106)	1,371
Amortization of negative VOBA	—	(27)	—	(4)	—	—	(31)	—	(31)
Interest expense on debt	6	—	10	—	5	669	690	—	690
Other expenses	2,931	2,349	1,122	863	706	506	8,477	206	8,683
Total expenses	34,283	7,159	3,702	1,625	6,037	1,163	53,969	(1,519)	52,450
Provision for income tax expense (benefit)	588	487	184	55	197	(243)	1,268	(1,348)	(80)
Adjusted earnings	$2,225	$1,163	$580	$176	$800	$(469)	4,475
Adjustments to:
Total revenues							(6,130)
Total expenses							1,519
Provision for income tax (expense) benefit							1,348
Net income (loss)							$1,212		$1,212

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Nine Months Ended September 30, 2021	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$16,919	$4,861	$1,936	$1,751	$2,471	$54	$27,992	$922	$28,914
Universal life and investment-type product policy fees	858	1,371	831	302	826	1	4,189	145	4,334
Net investment income	6,106	3,776	913	171	4,960	153	16,079	83	16,162
Other revenues	1,159	54	30	39	188	303	1,773	185	1,958
Net investment gains (losses)	—	—	—	—	—	—	—	1,655	1,655
Net derivative gains (losses)	—	—	—	—	—	—	—	(2,032)	(2,032)
Total revenues	25,042	10,062	3,710	2,263	8,445	511	50,033	958	50,991
Expenses
Policyholder benefits and claims and policyholder dividends	17,999	3,750	2,370	944	4,683	36	29,782	921	30,703
Interest credited to policyholder account balances	1,080	1,498	182	66	632	—	3,458	695	4,153
Capitalization of DAC	(48)	(1,203)	(304)	(359)	(25)	(9)	(1,948)	(104)	(2,052)
Amortization of DAC and VOBA	50	1,080	205	274	190	7	1,806	137	1,943
Amortization of negative VOBA	—	(20)	—	(5)	—	—	(25)	—	(25)
Interest expense on debt	4	—	4	—	4	683	695	1	696
Other expenses	2,695	2,542	1,041	1,006	752	278	8,314	439	8,753
Total expenses	21,780	7,647	3,498	1,926	6,236	995	42,082	2,089	44,171
Provision for income tax expense (benefit)	681	703	46	78	449	(288)	1,669	(213)	1,456
Adjusted earnings	$2,581	$1,712	$166	$259	$1,760	$(196)	6,282
Adjustments to:
Total revenues							958
Total expenses							(2,089)
Provision for income tax (expense) benefit							213
Net income (loss)							$5,364		$5,364

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)
The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	September 30, 2022	December 31, 2021
	(In millions)
U.S.	$253,280	$282,741
Asia	141,750	169,291
Latin America	54,991	59,763
EMEA	15,673	27,038
MetLife Holdings	149,134	179,551
Corporate & Other	35,276	41,324
Total	$650,104	$759,708
Revenues derived from one U.S. segment customer were $8.1 billion for both the three months and nine months ended September 30, 2022, which represented 42% and 18%, respectively, of consolidated premiums, universal life and investment-type product policy fees and other revenues. The revenue was from a single premium received for a pension risk transfer. Revenues derived from any other customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the three months and nine months ended September 30, 2022 and 2021.
3. Dispositions
Disposition of MetLife Poland and Greece
In July 2021, the Company entered into definitive agreements to sell its wholly-owned subsidiaries in Poland and Greece (collectively, “MetLife Poland and Greece”) to NN Group N.V. for $738 million in total consideration, including a pre-closing dividend of $43 million. In January 2022 and April 2022, the Company completed the sales of its wholly-owned subsidiaries in Greece and Poland, respectively. In connection with the sales, a loss of $25 million, net of income tax, was recorded for the nine months ended September 30, 2022, which was reflected in net investment gains (losses) and resulted in a total loss on the sales of $239 million, net of income tax. MetLife Poland and Greece results of operations are reported in the EMEA segment adjusted earnings through June 30, 2021. See Note 2 for information on accounting for divested business.
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

MetLife Poland and Greece income (loss) before provision for income tax as reflected in the interim condensed consolidated statements of operations was $19 million for the nine months ended September 30, 2022, and $12 million and $40 million for the three months and nine months ended September 30, 2021, respectively.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Insurance (continued)
Information regarding the Company’s guarantee exposure, which includes direct and assumed business, but excludes offsets from hedging or ceded reinsurance, if any, was as follows at:

	September 30, 2022				December 31, 2021
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts:
Variable Annuity Guarantees:
Total account value (1), (2), (3)	$45,246		$16,413		$62,281		$23,121
Separate account value (1)	$29,096		$15,059		$42,043		$21,508
Net amount at risk (2)	$6,091	(4)	$685	(5)	$1,490	(4)	$500	(5)
Average attained age of contractholders	69 years		68 years		68 years		66 years
Other Annuity Guarantees:
Total account value (1), (3)	N/A		$3,686		N/A		$5,002
Net amount at risk	N/A		$180	(6)	N/A		$196	(6)
Average attained age of contractholders	N/A		57 years		N/A		56 years

	September 30, 2022		December 31, 2021
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts:
Total account value (1), (3)	$11,370	$2,603	$13,678	$2,694
Net amount at risk (7)	$76,358	$12,008	$78,762	$12,657
Average attained age of policyholders	55 years	67 years	55 years	66 years
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Insurance (continued)
Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Nine Months Ended September 30,
	2022	2021
	(In millions)
Balance, beginning of period	$20,013	$18,591
Less: Reinsurance recoverables	3,121	2,417
Net balance, beginning of period	16,892	16,174
Incurred related to:
Current period	19,826	20,667
Prior periods (1)	765	960
Total incurred	20,591	21,627
Paid related to:
Current period	(13,738)	(14,426)
Prior periods	(6,203)	(6,416)
Total paid	(19,941)	(20,842)
Reclassified to liabilities held-for-sale (2)	—	(55)
Dispositions	—	(64)
Net balance, end of period	17,542	16,840
Add: Reinsurance recoverables	2,867	2,910
Balance, end of period (included in future policy benefits and other policy-related balances)	$20,409	$19,750
__________________
(1)The nine months ended September 30, 2022 and 2021 include incurred claim activity and claim adjustment expenses associated with prior periods but reported in the respective current period, which contain impacts related to the COVID-19 pandemic, partially offset by additional premiums recorded for experience-rated contracts that are not reflected in the table above.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Closed Block (continued)
Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	September 30, 2022	December 31, 2021
	(In millions)
Closed Block Liabilities
Future policy benefits	$37,385	$38,046
Other policy-related balances	257	290
Policyholder dividends payable	219	253
Policyholder dividend obligation	—	1,682
Deferred income tax liability	—	210
Other liabilities	444	263
Total closed block liabilities	38,305	40,744
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	19,515	25,669
Equity securities, at estimated fair value	14	21
Mortgage loans	6,624	6,417
Policy loans	4,096	4,191
Real estate and real estate joint ventures	604	565
Other invested assets	910	535
Total investments	31,763	37,398
Cash and cash equivalents	344	126
Accrued investment income	386	384
Premiums, reinsurance and other receivables	38	50
Current income tax recoverable	82	81
Deferred income tax asset	460	—
Total assets designated to the closed block	33,073	38,039
Excess of closed block liabilities over assets designated to the closed block	5,232	2,705
AOCI:
Unrealized investment gains (losses), net of income tax	(1,609)	2,562
Unrealized gains (losses) on derivatives, net of income tax	408	107
Allocated to policyholder dividend obligation, net of income tax	—	(1,329)
Total amounts included in AOCI	(1,201)	1,340
Maximum future earnings to be recognized from closed block assets and liabilities	$4,031	$4,045
Information regarding the closed block policyholder dividend obligation was as follows:

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
	(In millions)
Balance, beginning of period	$1,682	$2,969
Change in unrealized investment and derivative gains (losses)	(1,682)	(1,287)
Balance, end of period	$—	$1,682

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Closed Block (continued)
Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Revenues
Premiums	$267	$310	$816	$955
Net investment income	326	390	1,039	1,165
Net investment gains (losses)	(4)	(7)	(52)	(12)
Net derivative gains (losses)	28	12	39	19
Total revenues	617	705	1,842	2,127
Expenses
Policyholder benefits and claims	459	522	1,404	1,588
Policyholder dividends	91	127	352	478
Other expenses	22	24	68	73
Total expenses	572	673	1,824	2,139
Revenues, net of expenses before provision for income tax expense (benefit)	45	32	18	(12)
Provision for income tax expense (benefit)	10	6	4	(3)
Revenues, net of expenses and provision for income tax expense (benefit)	$35	$26	$14	$(9)
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

	September 30, 2022					December 31, 2021
	Amortized Cost		Gross Unrealized		Estimated Fair Value	Amortized Cost		Gross Unrealized (1)		Estimated Fair Value
Sector		Allowance for Credit Loss	Gains	Losses			Allowance for Credit Loss	Gains	Losses
	(In millions)
U.S. corporate	$88,539	$(30)	$1,121	$10,806	$78,824	$82,694	$(30)	$10,651	$281	$93,034
Foreign corporate	59,259	(13)	1,010	10,329	49,927	59,124	(28)	5,275	731	63,640
Foreign government	46,819	(136)	1,918	4,551	44,050	56,848	(19)	5,603	823	61,609
U.S. government and agency	34,572	—	705	3,715	31,562	41,068	—	5,807	276	46,599
RMBS	30,417	—	241	3,513	27,145	29,152	—	1,440	188	30,404
ABS & CLO	18,007	—	43	1,284	16,766	18,443	—	185	59	18,569
Municipals	13,464	—	302	1,752	12,014	11,761	—	2,464	13	14,212
CMBS	11,380	(19)	148	1,032	10,477	11,794	(14)	476	49	12,207
Total fixed maturity securities AFS	$302,457	$(198)	$5,488	$36,982	$270,765	$310,884	$(91)	$31,901	$2,420	$340,274
_________________
(1)Excludes gross unrealized gains (losses) related to assets held-for-sale; these unrealized gains (losses) are included in AOCI as no component of equity is held-for-sale. See Note 3 for information on the Company’s business dispositions.
The Company held non-income producing fixed maturity securities AFS with an estimated fair value of $133 million and $22 million at September 30, 2022 and December 31, 2021, respectively, with unrealized gains (losses) of ($29) million and $8 million at September 30, 2022 and December 31, 2021, respectively.
Maturities of Fixed Maturity Securities AFS
The amortized cost, net of allowance for credit loss (“ACL”) and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at September 30, 2022:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost, net of ACL	$7,503	$50,362	$54,206	$130,403	$59,785	$302,259
Estimated fair value	$7,346	$48,275	$49,497	$111,259	$54,388	$270,765
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

	September 30, 2022				December 31, 2021
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
Sector & Credit Quality	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses (1)	Estimated Fair Value	Gross Unrealized Losses (1)
	(Dollars in millions)
U.S. corporate	$58,850	$9,547	$3,721	$1,259	$8,076	$165	$1,499	$116
Foreign corporate	33,828	8,238	6,209	2,090	10,011	404	2,834	327
Foreign government	16,696	2,290	6,598	2,260	7,812	319	5,377	502
U.S. government and agency	19,728	2,739	3,078	976	14,419	138	1,571	138
RMBS	20,502	2,629	3,404	884	10,363	158	417	30
ABS & CLO	13,681	1,065	1,858	219	8,150	39	804	20
Municipals	7,907	1,690	157	62	524	10	65	3
CMBS	7,981	823	1,339	208	2,664	31	657	18
Total fixed maturity securities AFS	$179,173	$29,021	$26,364	$7,958	$62,019	$1,264	$13,224	$1,154
Investment grade	$170,622	$27,906	$24,394	$7,376	$58,358	$1,123	$12,022	$1,025
Below investment grade	8,551	1,115	1,970	582	3,661	141	1,202	129
Total fixed maturity securities AFS	$179,173	$29,021	$26,364	$7,958	$62,019	$1,264	$13,224	$1,154
Total number of securities in an unrealized loss position	17,320		2,796		4,774		979
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
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL increased $34.6 billion for the nine months ended September 30, 2022 to $37.0 billion primarily due to increases in interest rates, widening credit spreads, and the impact of weakening foreign currencies on certain non-functional currency denominated fixed maturity securities.
Gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater were $8.0 billion at September 30, 2022, or 22% of the total gross unrealized losses on securities without an ACL.
Investment Grade Fixed Maturity Securities AFS
Of the $8.0 billion of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $7.4 billion, or 93%, were related to 2,477 investment grade securities. Unrealized losses on investment grade securities are principally related to widening credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
Below Investment Grade Fixed Maturity Securities AFS
Of the $8.0 billion of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $582 million, or 7%, were related to 319 below investment grade securities. Unrealized losses on below investment grade securities are principally related to U.S. corporate and foreign corporate securities (primarily industrial and consumer) and foreign government securities. These unrealized losses are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty, as well as, with respect to fixed-rate securities, rising interest rates since purchase. Management evaluates U.S. corporate and foreign corporate securities based on several factors such as expected cash flows, financial condition and near-term and long-term prospects of the issuers. Management evaluates foreign government securities based on factors impacting the issuers such as expected cash flows, financial condition of the issuers and any country specific economic conditions or public sector programs to restructure foreign government securities.
Current Period Evaluation
At September 30, 2022, with respect to securities in an unrealized loss position without an ACL, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Based on the Company’s current evaluation of its securities in an unrealized loss position without an ACL, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at September 30, 2022.
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

	U.S. Corporate	Foreign Corporate	Foreign Government	CMBS	Total
Three Months Ended September 30, 2022	(In millions)
Balance, at beginning of period	$28	$53	$166	$14	$261
Additions:
ACL not previously recorded	—	—	—	5	5
Reductions:
Changes for securities with previously recorded ACL	2	(1)	(19)	—	(18)
Securities sold or exchanged	—	(39)	—	—	(39)
Disposition	—	—	—	—	—
Effect of foreign currency translation	—	—	(11)	—	(11)
Write-offs	—	—	—	—	—
Balance, at end of period	$30	$13	$136	$19	$198
Three Months Ended September 30, 2021
Balance, at beginning of period	$39	$32	$21	$7	$99
Additions:
ACL not previously recorded	18	—	—	—	18
Reductions:
Changes for securities with previously recorded ACL	—	(2)	—	—	(2)
Securities sold or exchanged	(26)	(6)	—	—	(32)
Disposition	—	—	(2)	—	(2)
Effect of foreign currency translation	—	—	—	—	—
Write-offs	(13)	—	—	—	(13)
Balance, at end of period	$18	$24	$19	$7	$68

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

	U.S. Corporate	Foreign Corporate	Foreign Government	CMBS	Total
Nine Months Ended September 30, 2022	(In millions)
Balance, at beginning of period	$30	$28	$19	$14	$91
Additions:
ACL not previously recorded	13	67	207	5	292
Reductions:
Changes for securities with previously recorded ACL	17	1	(42)	—	(24)
Securities sold or exchanged	(8)	(83)	(37)	—	(128)
Disposition	—	—	—	—	—
Effect of foreign currency translation	—	—	(11)	—	(11)
Write-offs	(22)	—	—	—	(22)
Balance, at end of period	$30	$13	$136	$19	$198
Nine Months Ended September 30, 2021
Balance, at beginning of period	$44	$16	$21	$—	$81
Additions:
ACL not previously recorded	18	25	—	11	54
Reductions:
Changes for securities with previously recorded ACL	3	(7)	—	(4)	(8)
Securities sold or exchanged	(34)	(10)	—	—	(44)
Disposition	—	—	(2)	—	(2)
Effect of foreign currency translation	—	—	—	—	—
Write-offs	(13)	—	—	—	(13)
Balance, at end of period	$18	$24	$19	$7	$68
Equity Securities
The following table presents equity securities by security type. Common stock includes common stock, exchange traded funds, mutual funds and real estate investment trusts.

	September 30, 2022			December 31, 2021
	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Security Type
		(In millions)
Common stock	$610	$183	$793	$784	$295	$1,079
Non-redeemable preferred stock	188	(8)	180	189	1	190
Total	$798	$175	$973	$973	$296	$1,269
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

	September 30, 2022			December 31, 2021
	Cost or Amortized Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost or Amortized Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Asset Type
	(In millions)
Unit-linked investments	$7,566	$74	$7,640	$8,643	$1,897	$10,540
FVO Securities	1,111	203	1,314	1,243	359	1,602
Total	$8,677	$277	$8,954	$9,886	$2,256	$12,142
________________
(1)Represents cumulative changes in estimated fair value, recognized in earnings, and not in OCI.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2022		December 31, 2021
Portfolio Segment	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$52,273	63.4%	$50,553	63.7%
Agricultural	18,923	23.0	18,111	22.8
Residential	11,708	14.2	11,196	14.1
Total amortized cost	82,904	100.6	79,860	100.6
Allowance for credit loss	(467)	(0.6)	(634)	(0.8)
Subtotal mortgage loans, net	82,437	100.0	79,226	99.8
Residential — FVO	—	—	127	0.2
Total mortgage loans held-for-investment, net	82,437	100.0	79,353	100.0
Total mortgage loans, net	$82,437	100.0%	$79,353	100.0%
The Company elects the FVO for certain residential mortgage loans that are managed on a total return basis, with changes in estimated fair value included in net investment income. See Note 8 for further information.
The amount of net (discounts) premiums and deferred (fees) expenses, included within total amortized cost, primarily attributable to residential mortgage loans was ($687) million and ($759) million at September 30, 2022 and December 31, 2021, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at September 30, 2022 was $205 million, $152 million and $80 million, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at December 31, 2021 was $180 million, $161 million and $86 million, respectively.
Purchases of mortgage loans, consisting primarily of residential mortgage loans, were $462 million and $2.2 billion for the three months and nine months ended September 30, 2022, respectively, and $499 million and $1.5 billion for the three months and nine months ended September 30, 2021, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
Rollforward of Allowance for Credit Loss for Mortgage Loans by Portfolio Segment
The rollforward of ACL for mortgage loans, by portfolio segment, is as follows:

	Nine Months Ended September 30,
	2022				2021
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$340	$88	$206	$634	$252	$106	$232	$590
Provision (release)	(11)	52	(64)	(23)	22	—	(37)	(15)
Initial credit losses on PCD loans (1)	—	—	—	—	—	—	3	3
Charge-offs, net of recoveries	(120)	(22)	(2)	(144)	—	(13)	(2)	(15)
Balance, end of period	$209	$118	$140	$467	$274	$93	$196	$563
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
Troubled Debt Restructuring
The Company may grant concessions to borrowers experiencing financial difficulties and if significant, these concessions are classified as TDRs. Generally, the types of concessions include: reduction of contractual interest rates, extension of the maturity date at an interest rate lower than current market interest rates, and/or a reduction of accrued interest. The amount, timing and extent of the concessions granted are considered in determining any ACL recorded.
For the three months and nine months ended September 30, 2022, the Company had one and two commercial mortgage loans modified in a TDR, respectively with both pre-modification and post-modification carrying value, after ACL, of $64 million and $162 million, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at September 30, 2022:

Credit Quality Indicator	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$4,602	$5,684	$3,677	$5,588	$5,167	$13,630	$2,756	$41,104	78.6%
65% to 75%	1,831	1,188	929	1,389	1,340	1,767	—	8,444	16.2
76% to 80%	17	7	32	559	225	211	—	1,051	2.0
Greater than 80%	144	39	—	144	151	1,196	—	1,674	3.2
Total	$6,594	$6,918	$4,638	$7,680	$6,883	$16,804	$2,756	$52,273	100.0%
DSCR:
> 1.20x	$6,239	$6,176	$4,414	$7,354	$6,148	$14,591	$2,756	$47,678	91.2%
1.00x - 1.20x	286	366	18	50	275	950	—	1,945	3.7
<1.00x	69	376	206	276	460	1,263	—	2,650	5.1
Total	$6,594	$6,918	$4,638	$7,680	$6,883	$16,804	$2,756	$52,273	100.0%
The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at September 30, 2022:

Credit Quality Indicator	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$2,147	$2,646	$2,644	$1,707	$2,389	$4,413	$1,175	$17,121	90.4%
65% to 75%	152	319	343	184	100	495	44	1,637	8.7
76% to 80%	—	—	—	—	—	12	—	12	0.1
Greater than 80%	—	—	29	76	—	44	4	153	0.8
Total	$2,299	$2,965	$3,016	$1,967	$2,489	$4,964	$1,223	$18,923	100.0%
The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at September 30, 2022:

Credit Quality Indicator	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$1,476	$1,268	$372	$987	$437	$6,684	$—	$11,224	95.9%
Nonperforming (1)	6	6	8	46	16	402	—	484	4.1
Total	$1,482	$1,274	$380	$1,033	$453	$7,086	$—	$11,708	100.0%
__________________
(1)Includes residential mortgage loans in process of foreclosure of $145 million and $70 million at September 30, 2022 and December 31, 2021, respectively.
LTV ratios compare the unpaid principal balance of the loan to the estimated fair value of the underlying collateral. The amortized cost of commercial and agricultural mortgage loans with an LTV ratio in excess of 100% was $599 million, or 1% of total commercial and agricultural mortgage loans, at September 30, 2022.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both September 30, 2022 and December 31, 2021. The Company defines delinquency consistent with

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
industry practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL, by portfolio segment, were as follows:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual
Portfolio Segment	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
	(In millions)
Commercial	$5	$13	$5	$13	$151	$155
Agricultural	118	124	31	16	207	225
Residential	484	450	10	8	478	442
Total	$607	$587	$46	$37	$836	$822
The amortized cost for nonaccrual commercial, agricultural and residential mortgage loans at beginning of year 2021 was $317 million, $266 million and $534 million, respectively. The amortized cost for nonaccrual agricultural mortgage loans with no ACL was $88 million and $134 million at September 30, 2022 and December 31, 2021, respectively. There were no nonaccrual commercial or residential mortgage loans without an ACL at either September 30, 2022 or December 31, 2021.
Real Estate and Real Estate Joint Ventures
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method real estate joint ventures. Real estate investments, by income type, as well as income earned, were as follows at and for the periods indicated:

	September 30, 2022	December 31, 2021	Three Months Ended September 30,		Nine Months Ended September 30,
			2022	2021	2022	2021
Income Type	Carrying Value		Income
	(In millions)
Wholly-owned real estate:
Leased real estate	$4,416	$5,146	$95	$108	$299	$327
Other real estate	479	474	89	58	189	144
Real estate joint ventures	7,637	6,596	100	113	503	189
Total real estate and real estate joint ventures	$12,532	$12,216	$284	$279	$991	$660
The carrying value of wholly-owned real estate acquired through foreclosure was $175 million and $181 million at September 30, 2022 and December 31, 2021, respectively. Depreciation expense on real estate investments was $29 million and $88 million for the three months and nine months ended September 30, 2022, respectively, and $31 million and $92 million for the three months and nine months ended September 30, 2021, respectively. Real estate investments were net of accumulated depreciation of $903 million and $883 million at September 30, 2022 and December 31, 2021, respectively.
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
The investment in leveraged and direct financing leases, net of ACL, was $795 million and $1.0 billion, respectively, at September 30, 2022 and $787 million and $1.1 billion, respectively, at December 31, 2021. The ACL for leveraged and direct financing leases was $33 million and $40 million at September 30, 2022 and December 31, 2021, respectively.
Cash Equivalents
Cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $9.4 billion and $9.0 billion, principally at estimated fair value, at September 30, 2022 and December 31, 2021, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities AFS and derivatives and the effect on policyholder liabilities, DAC, VOBA and deferred sales inducements (“DSI”) that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	September 30, 2022	December 31, 2021
	(In millions)
Fixed maturity securities AFS	$(31,771)	$29,461
Derivatives	3,877	2,061
Other	471	389
Subtotal	(27,423)	31,911
Amounts allocated from:
Policyholder liabilities (1)	(1,174)	(4,978)
DAC, VOBA and DSI	3,499	(3,208)
Subtotal	2,325	(8,186)
Deferred income tax benefit (expense)	5,111	(6,031)
Net unrealized investment gains (losses)	(19,987)	17,694
Net unrealized investment gains (losses) attributable to noncontrolling interests	(21)	(23)
Net unrealized investment gains (losses) attributable to MetLife, Inc.	$(20,008)	$17,671
__________________
(1)Includes unearned revenue liabilities.
The changes in net unrealized investment gains (losses) were as follows:

Nine Months Ended September 30, 2022
(In millions)
Balance, beginning of period	$17,671
Unrealized investment gains (losses) during the period	(59,334)
Unrealized investment gains (losses) relating to:
Policyholder liabilities	3,804
DAC, VOBA and DSI	6,707
Deferred income tax benefit (expense)	11,142
Net unrealized investment gains (losses)	(20,010)
Net unrealized investment gains (losses) attributable to noncontrolling interests	2
Balance, end of period	$(20,008)
Change in net unrealized investment gains (losses)	$(37,681)
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	2
Change in net unrealized investment gains (losses) attributable to MetLife, Inc.	$(37,679)
Concentrations of Credit Risk
Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at estimated fair value at September 30, 2022 and December 31, 2021, were in fixed income securities of the Japanese government and its agencies of $22.9 billion and $32.7 billion, respectively, in fixed income securities of the South Korean government and its agencies of $5.0 billion and $7.1 billion, respectively, and in fixed income securities of the Mexican government and its agencies of $3.1 billion at September 30, 2022.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
Securities Lending Transactions and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of these transactions and agreements accounted for as secured borrowings was as follows:

	September 30, 2022			December 31, 2021
	Securities (1)			Securities (1)
Agreement Type	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$13,117	$13,471	$13,091	$20,654	$21,055	$21,319
Repurchase agreements	$3,160	$3,125	$3,043	$3,416	$3,325	$3,357
__________________
(1)These securities were included within fixed maturity securities AFS and short-term investments at September 30, 2022 and within fixed maturity securities AFS at December 31, 2021.
(2)The liability for cash collateral is included within payables for collateral under securities loaned and other transactions.
Contractual Maturities
Contractual maturities of these transactions and agreements accounted for as secured borrowings were as follows:

	September 30, 2022					December 31, 2021
	Remaining Maturities					Remaining Maturities
Security Type	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total
	(In millions)
Cash collateral liability by security type:
Securities lending:
U.S. government and agency	$2,468	$5,901	$3,654	$—	$12,023	$5,900	$7,052	$7,055	$—	$20,007
Foreign government	—	243	887	47	1,177	—	285	762	—	1,047
Agency RMBS	—	251	20	—	271	—	—	—	—	—
U.S. corporate	—	—	—	—	—	1	—	—	—	1
Total	$2,468	$6,395	$4,561	$47	$13,471	$5,901	$7,337	$7,817	$—	$21,055

Repurchase agreements:
U.S. government and agency	$—	$3,125	$—	$—	$3,125	$—	$3,325	$—	$—	$3,325
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

	September 30, 2022	December 31, 2021
	(In millions)
Invested assets on deposit (regulatory deposits)	$1,540	$1,872
Invested assets held in trust (external reinsurance agreements) (1)	845	1,114
Invested assets pledged as collateral (2)	26,746	24,261
Total invested assets on deposit, held in trust and pledged as collateral	$29,131	$27,247
__________________
(1)    Represents assets held in trust related to third-party reinsurance agreements. Excludes assets held in trust related to reinsurance agreements between wholly-owned subsidiaries of $1.9 billion and $2.1 billion at September 30, 2022 and December 31, 2021, respectively.
(2)     The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements, secured debt and short-term debt related to repurchase agreements and a collateral financing arrangement (see Notes 4, 13 and 14 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report) and derivative transactions (see Note 7).
See “— Securities Lending Transactions and Repurchase Agreements” for information regarding securities supporting securities lending transactions and repurchase agreements and Note 5 for information regarding investments designated to the closed block. In addition, the Company’s investment in Federal Home Loan Bank common stock, included within other invested assets, which is considered restricted until redeemed by the issuer, was $768 million and $769 million, at redemption value, at September 30, 2022 and December 31, 2021, respectively.
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
The following table presents the total assets and total liabilities relating to investment related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	September 30, 2022		December 31, 2021
Asset Type	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Investment funds (primarily other invested assets)	$265	$1	$292	$1
Renewable energy partnership (primarily other invested assets)	77	—	79	—
Other investments (primarily other assets)	1	—	1	—
Total	$343	$1	$372	$1

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	September 30, 2022		December 31, 2021
Asset Type	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS (2)	$52,391	$52,391	$62,654	$62,654
Other limited partnership interests	13,232	18,978	13,287	20,720
Other invested assets	1,354	1,439	1,257	1,314
Other investments	923	925	776	926
Total	$67,900	$73,733	$77,974	$85,614
__________________
(1)The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $6 million and $5 million at September 30, 2022 and December 31, 2021, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.
(2)For variable interests in Structured Products included within fixed maturity securities AFS, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 15, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for either the nine months ended September 30, 2022 or 2021.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
Net Investment Income
The composition of net investment income by asset type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Asset Type	2022	2021	2022	2021
	(In millions)
Fixed maturity securities AFS	$2,903	$2,759	$8,449	$8,251
Equity securities	14	8	26	28
FVO Securities	(43)	6	(197)	92
Mortgage loans	899	838	2,556	2,586
Policy loans	115	118	345	359
Real estate and real estate joint ventures	284	279	991	660
Other limited partnership interests	(194)	1,541	900	3,870
Cash, cash equivalents and short-term investments	103	25	183	74
Operating joint ventures	12	17	61	55
Other	156	95	503	189
Subtotal investment income	4,249	5,686	13,817	16,164
Less: Investment expenses	343	232	858	701
Subtotal, net	3,906	5,454	12,959	15,463
Unit-linked investments	(321)	114	(1,507)	699
Net investment income	$3,585	$5,568	$11,452	$16,162
Net investment income included realized and unrealized gains (losses) recognized in earnings of ($373) million and ($1.7) billion for the three months and nine months ended September 30, 2022, respectively, and $137 million and $811 million for the three months and nine months ended September 30, 2021, respectively. The amount includes realized gains (losses) on sales and disposals, primarily related to FVO securities (“FVO Securities”) and Unit-linked investments, of $30 million and $139 million for the three months and nine months ended September 30, 2022, respectively, and $146 million and $407 million for the three months and nine months ended September 30, 2021, respectively. The amount also includes unrealized gains (losses), representing changes in estimated fair value, recognized in earnings, primarily related to FVO Securities and Unit-linked investments, of ($403) million and ($1.8) billion for the three months and nine months ended September 30, 2022, respectively, and ($9) million and $404 million for the three months and nine months ended September 30, 2021, respectively.
Changes in estimated fair value subsequent to purchase of FVO Securities and Unit-linked investments still held at the end of the respective periods and included in net investment income were ($304) million and ($1.5) billion for the three months and nine months ended September 30, 2022, respectively, and $55 million and $577 million for the three months and nine months ended September 30, 2021, respectively.
Net investment income from equity method investments, comprised primarily of real estate joint ventures, other limited partnership interests, tax credit and renewable energy partnerships and operating joint ventures, was ($135) million and $1.3 billion for the three months and nine months ended September 30, 2022, respectively, and $1.7 billion and $4.0 billion for the three months and nine months ended September 30, 2021, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
Net Investment Gains (Losses)
Net Investment Gains (Losses) by Asset Type and Transaction Type
The composition of net investment gains (losses) by asset type and transaction type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Asset Type	2022	2021	2022	2021
	(In millions)
Fixed maturity securities AFS	$(286)	$129	$(1,555)	$67
Equity securities	(23)	(33)	(115)	97
Mortgage loans	47	43	139	101
Real estate and real estate joint ventures (excluding changes in estimated fair value)	—	66	163	482
Other limited partnership interests (excluding changes in estimated fair value)	(1)	(4)	15	(17)
Other gains (losses)	54	20	230	66
Subtotal	(209)	221	(1,123)	796
Change in estimated fair value of other limited partnership interests and real estate joint ventures	(18)	9	(12)	23
Non-investment portfolio gains (losses)	(187)	(314)	(482)	836
Subtotal	(205)	(305)	(494)	859
Net investment gains (losses)	$(414)	$(84)	$(1,617)	$1,655

Transaction Type
Realized gains (losses) on investments sold or disposed	$(252)	$202	$(908)	$639
Impairments	(3)	(11)	(38)	(24)
Recognized gains (losses):
Change in allowance for credit loss recognized in earnings	72	35	(87)	18
Unrealized net gains (losses) recognized in earnings	(44)	4	(102)	186
Total recognized gains (losses)	28	39	(189)	204
Non-investment portfolio gains (losses)	(187)	(314)	(482)	836
Net investment gains (losses)	$(414)	$(84)	$(1,617)	$1,655
Net realized investment gains (losses) of ($222) million and ($769) million for the three months and nine months ended September 30, 2022, respectively, and $348 million and $1.0 billion for the three months and nine months ended September 30, 2021, respectively, represent realized gains (losses) on sales and disposals from all invested asset classes, including realized gains (losses) on sales and disposals recognized in net investment income, primarily related to FVO Securities and Unit-linked investments.
Changes in estimated fair value subsequent to purchase of equity securities still held as of the end of the period included in net investment gains (losses) were ($25) million and ($87) million for the three months and nine months ended September 30, 2022, respectively, and ($16) million and $86 million for the three months and nine months ended September 30, 2021, respectively.
Other gains (losses) included ($15) million and $45 million reclassified from AOCI to earnings due to the sale of certain investments that were hedged in qualifying cash flow hedges for the three months and nine months ended September 30, 2022, respectively, and $6 million and $54 million for the three months and nine months ended September 30, 2021, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)
Net investment gains (losses) includes gains (losses) from foreign currency transactions of ($67) million and ($81) million for the three months and nine months ended September 30, 2022, respectively, and ($23) million and ($4) million for the three months and nine months ended September 30, 2021, respectively.
Non-investment portfolio gains (losses) for the nine months ended September 30, 2021, include a gain of $1.4 billion on the disposition of Metropolitan Property and Casualty Insurance Company and certain of its wholly-owned subsidiaries (collectively, “MetLife P&C”). See Note 3 for information on non-investment portfolio losses relating to the disposition of MetLife Poland and Greece.
Fixed Maturity Securities AFS and Equity Securities – Composition of Net Investment Gains (Losses)
The composition of net investment gains (losses) for these securities is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Fixed Maturity Securities AFS	2022	2021	2022	2021
	(In millions)
Proceeds	$15,484	$10,743	$50,218	$37,306
Gross investment gains	$124	$217	$464	$580
Gross investment (losses)	(457)	(106)	(1,861)	(497)
Realized gains (losses) on sales and disposals	(333)	111	(1,397)	83
Net credit loss (provision) release (change in ACL recognized in earnings)	50	29	(120)	8
Impairment (loss)	(3)	(11)	(38)	(24)
Net credit loss (provision) release and impairment (loss)	47	18	(158)	(16)
Net investment gains (losses)	$(286)	$129	$(1,555)	$67

Equity Securities
Realized gains (losses) on sales and disposals	$3	$(27)	$(27)	$(61)
Unrealized net gains (losses) recognized in earnings	(26)	(6)	(88)	158
Net investment gains (losses)	$(23)	$(33)	$(115)	$97
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
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		September 30, 2022			December 31, 2021
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$4,222	$1,435	$447	$3,550	$2,164	$6
Foreign currency swaps	Foreign currency exchange rate	630	133	—	801	11	23
Foreign currency forwards	Foreign currency exchange rate	1,536	—	180	1,636	—	58
Subtotal		6,388	1,568	627	5,987	2,175	87
Cash flow hedges:
Interest rate swaps	Interest rate	4,107	6	43	4,117	6	1
Interest rate forwards	Interest rate	8,241	—	1,221	6,889	89	119
Foreign currency swaps	Foreign currency exchange rate	42,518	5,156	2,545	41,095	1,600	1,557
Subtotal		54,866	5,162	3,809	52,101	1,695	1,677
Net investment in a foreign operation (“NIFO”) hedges:
Foreign currency forwards	Foreign currency exchange rate	245	33	—	—	—	—
Currency options	Foreign currency exchange rate	3,000	338	—	3,000	139	—
Subtotal		3,245	371	—	3,000	139	—
Total qualifying hedges		64,499	7,101	4,436	61,088	4,009	1,764
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	32,464	1,712	1,116	38,860	3,644	115
Interest rate floors	Interest rate	17,071	60	—	7,701	145	—
Interest rate caps	Interest rate	65,409	1,063	—	65,559	124	—
Interest rate futures	Interest rate	1,394	2	6	1,615	4	—
Interest rate options	Interest rate	23,885	641	45	11,754	493	10
Interest rate forwards	Interest rate	647	—	139	374	—	26
Interest rate total return swaps	Interest rate	1,048	—	99	1,048	9	4
Synthetic GICs	Interest rate	45,066	—	—	40,121	—	—
Foreign currency swaps	Foreign currency exchange rate	13,002	1,974	509	12,787	768	614
Foreign currency forwards	Foreign currency exchange rate	16,565	217	1,346	16,230	36	666
Currency futures	Foreign currency exchange rate	665	—	4	839	—	2
Currency options	Foreign currency exchange rate	—	—	—	900	—	—
Credit default swaps — purchased	Credit	2,993	32	79	3,042	13	113
Credit default swaps — written	Credit	13,059	78	89	8,626	177	12
Equity futures	Equity market	2,966	29	5	4,204	12	5
Equity index options	Equity market	23,431	1,076	299	29,743	1,004	458
Equity variance swaps	Equity market	692	18	13	699	17	13
Equity total return swaps	Equity market	2,985	190	—	3,025	11	50
Total non-designated or nonqualifying derivatives		263,342	7,092	3,749	247,127	6,457	2,088
Total		$327,841	$14,193	$8,185	$308,215	$10,466	$3,852

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both September 30, 2022 and December 31, 2021. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules, (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship, (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income, and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Three Months Ended September 30, 2022
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$2	$—	$—	$(299)	$(16)	$—	N/A
Hedged items	(1)	—	—	271	15	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	67	(97)	—	—	—	—	N/A
Hedged items	(68)	94	—	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	20	—	—	—	—	N/A
Subtotal	—	17	—	(28)	(1)	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(500)
Amount of gains (losses) reclassified from AOCI into income	15	(16)	—	—	—	1	—
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	1,475
Amount of gains (losses) reclassified from AOCI into income	1	(567)	—	—	—	—	566
Foreign currency transaction gains (losses) on hedged items	—	558	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	16	(25)	—	—	—	1	1,541
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	N/A	N/A	N/A	N/A	N/A	29
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	19
Subtotal	N/A	N/A	N/A	N/A	N/A	N/A	48
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	—	(649)	(40)	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	(53)	(2)	—	—	N/A
Credit derivatives — purchased (1)	—	—	7	—	—	—	N/A
Credit derivatives — written (1)	—	—	1	—	—	—	N/A
Equity derivatives (1)	8	—	215	64	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(19)	—	—	—	N/A
Subtotal	8	—	(498)	22	—	—	N/A
Earned income on derivatives	107	—	254	33	(41)	—	—
Embedded derivatives (2)	N/A	N/A	(236)	—	N/A	N/A	N/A
Total	$131	$(8)	$(480)	$27	$(42)	$1	$1,589

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

	Nine Months Ended September 30, 2022
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$9	$—	$—	$(1,159)	$(26)	$—	N/A
Hedged items	(9)	—	—	1,094	24	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	160	(348)	—	—	—	—	N/A
Hedged items	(159)	339	—	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	81	—	—	—	—	N/A
Subtotal	1	72	—	(65)	(2)	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(2,167)
Amount of gains (losses) reclassified from AOCI into income	46	44	—	—	—	3	(93)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	2,676
Amount of gains (losses) reclassified from AOCI into income	4	(1,405)	—	—	—	1	1,400
Foreign currency transaction gains (losses) on hedged items	—	1,386	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	50	25	—	—	—	4	1,816
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	N/A	N/A	N/A	N/A	N/A	240
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	75
Subtotal	N/A	N/A	N/A	N/A	N/A	N/A	315
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	3	—	(3,480)	(96)	—	—	N/A
Foreign currency exchange rate derivatives (1)	2	—	(791)	(4)	—	—	N/A
Credit derivatives — purchased (1)	—	—	99	—	—	—	N/A
Credit derivatives — written (1)	—	—	(244)	—	—	—	N/A
Equity derivatives (1)	53	—	966	333	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	275	—	—	—	N/A
Subtotal	58	—	(3,175)	233	—	—	N/A
Earned income on derivatives	330	—	738	131	(113)	—	—
Embedded derivatives (2)	N/A	N/A	(97)	—	N/A	N/A	N/A
Total	$439	$97	$(2,534)	$299	$(115)	$4	$2,131

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
(2)The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $39 million and $43 million for the three months and nine months ended September 30, 2022, respectively, and $3 million and ($48) million for the three months and nine months ended September 30, 2021, respectively.

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
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
	(In millions)
Fixed maturity securities AFS	$1,607	$2,164	$1	$(1)
Mortgage loans	$286	$634	$(20)	$3
Future policy benefits	$(3,681)	$(4,735)	$237	$(877)
Policyholder account balances	$(1,074)	$—	$24	$—
__________________
(1)Includes ($142) million and ($161) million of hedging adjustments on discontinued hedging relationships at September 30, 2022 and December 31, 2021, respectively.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were $19 million and $21 million for the three months and nine months ended September 30, 2022, respectively, and $6 million and $5 million for the three months and nine months ended September 30, 2021, respectively.
At both September 30, 2022 and December 31, 2021, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed seven years.
At September 30, 2022 and December 31, 2021, the balance in AOCI associated with cash flow hedges was $3.9 billion and $2.1 billion, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At September 30, 2022, the Company expected to reclassify $372 million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.

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
At September 30, 2022 and December 31, 2021, the cumulative foreign currency translation gain (loss) recorded in AOCI related to NIFO hedges was $618 million and $303 million, respectively. At September 30, 2022 and December 31, 2021, the carrying amount of debt designated as a non-derivative hedging instrument was $290 million and $365 million, respectively.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	September 30, 2022			December 31, 2021
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$2	$158	2.4	$4	$159	3.1
Credit default swaps referencing indices	51	4,404	3.5	17	1,191	2.5
Subtotal	53	4,562	3.5	21	1,350	2.6
Baa
Single name credit default swaps (3)	1	81	2.7	2	101	3.4
Credit default swaps referencing indices	(55)	8,207	5.3	146	6,988	5.0
Subtotal	(54)	8,288	5.2	148	7,089	5.0
Ba
Single name credit default swaps (3)	1	62	1.6	1	82	1.2
Credit default swaps referencing indices	1	25	4.2	(1)	20	5.0
Subtotal	2	87	2.4	—	102	2.0
B
Credit default swaps referencing indices	—	92	3.8	5	55	4.0
Subtotal	—	92	3.8	5	55	4.0
Caa3
Credit default swaps referencing indices	(12)	30	3.7	(9)	30	4.5
Subtotal	(12)	30	3.7	(9)	30	4.5
Total	$(11)	$13,059	4.6	$165	$8,626	4.6
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	September 30, 2022		December 31, 2021
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$14,315	$7,949	$10,132	$3,798
OTC-cleared (1)	34	255	448	24
Exchange-traded	31	15	16	7
Total gross estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1)	14,380	8,219	10,596	3,829
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(5,429)	(5,429)	(2,204)	(2,204)
OTC-cleared	(11)	(11)	(6)	(6)
Exchange-traded	(4)	(4)	(2)	(2)
Cash collateral: (3), (4)
OTC-bilateral	(7,344)	—	(6,948)	—
OTC-cleared	—	(169)	(421)	(13)
Exchange-traded	—	(6)	—	(3)
Securities collateral: (5)
OTC-bilateral	(1,426)	(2,408)	(891)	(1,473)
OTC-cleared	—	(75)	—	(5)
Exchange-traded	—	(5)	—	(2)
Net amount after application of master netting agreements and collateral	$166	$112	$124	$121
__________________
(1)At September 30, 2022 and December 31, 2021, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $187 million and $130 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of $34 million and ($23) million, respectively.
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
(4)The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At September 30, 2022 and December 31, 2021, the Company received excess cash collateral of $950 million and $172 million, respectively, and provided excess cash collateral of $127 million and $126 million, respectively, which is not included in the table above due to the foregoing limitation.
(5)Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at September 30, 2022, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At September 30, 2022 and December 31, 2021, the Company received excess securities collateral with an estimated fair value of $283 million and $160 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At September 30, 2022 and December 31, 2021, the Company provided excess securities collateral with an estimated fair value of $1.4 billion and $243 million, respectively, for its OTC-bilateral derivatives, $942 million and $1.2 billion, respectively, for its OTC-cleared derivatives, and $136 million and $185 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.
The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the collateral amount owed by that counterparty reaches a minimum transfer amount. Substantially all of the Company’s netting agreements for derivatives contain provisions that require both the Company and the counterparty to maintain a specific investment grade credit rating from each of Moody’s and S&P. If a party’s credit or financial strength rating, as applicable, were to fall below that specific investment grade credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement and payment based on such party’s reasonable valuation of the derivatives. A small number of these arrangements also include credit-contingent provisions that include a threshold above which collateral must be posted. Such agreements provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the credit ratings of MetLife, Inc. and/or the counterparty. At September 30, 2022, the amount of collateral not provided by the Company due to the existence of these thresholds was $15 million.

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

	September 30, 2022			December 31, 2021
	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$2,360	$160	$2,520	$1,386	$209	$1,595
Estimated fair value of collateral provided:
Fixed maturity securities AFS	$2,626	$124	$2,750	$1,370	$221	$1,591
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	September 30, 2022	December 31, 2021
		(In millions)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$27	$38
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$578	$324
Assumed guaranteed minimum benefits	Policyholder account balances	99	98
Funds withheld and guarantees on reinsurance	Other liabilities	(36)	57
Fixed annuities with equity indexed returns	Policyholder account balances	126	165
Other guarantees	Policyholder account balances	—	5
Embedded derivatives within liability host contracts		$767	$649
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	September 30, 2022
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$68,532	$10,292	$78,824
Foreign corporate	—	39,718	10,209	49,927
Foreign government	—	43,989	61	44,050
U.S. government and agency	15,493	16,069	—	31,562
RMBS	94	24,684	2,367	27,145
ABS & CLO	—	14,792	1,974	16,766
Municipals	—	12,014	—	12,014
CMBS	—	9,773	704	10,477
Total fixed maturity securities AFS	15,587	229,571	25,607	270,765
Equity securities	592	212	169	973
Unit-linked and FVO Securities (2)	6,541	1,690	723	8,954
Short-term investments (3)	4,073	735	5	4,813
Residential mortgage loans — FVO	—	—	—	—
Other investments	—	176	922	1,098
Derivative assets: (4)
Interest rate	2	4,917	—	4,919
Foreign currency exchange rate	—	7,825	26	7,851
Credit	—	41	69	110
Equity market	29	1,277	7	1,313
Total derivative assets	31	14,060	102	14,193
Embedded derivatives within asset host contracts (5)	—	—	27	27
Separate account assets (6)	56,923	77,612	1,236	135,771
Total assets (7)	$83,747	$324,056	$28,791	$436,594
Liabilities
Derivative liabilities: (4)
Interest rate	$6	$2,584	$526	$3,116
Foreign currency exchange rate	4	4,369	211	4,584
Credit	—	132	36	168
Equity market	5	312	—	317
Total derivative liabilities	15	7,397	773	8,185
Embedded derivatives within liability host contracts (5)	—	—	767	767
Separate account liabilities (6)	12	17	21	50
Total liabilities	$27	$7,414	$1,561	$9,002

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)
(2)Contractholder-directed equity securities and FVO Securities (collectively, “Unit-linked and FVO Securities”) were primarily comprised of Unit-linked investments at both September 30, 2022 and December 31, 2021.
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
(7)Total assets included in the fair value hierarchy exclude other limited partnership interests that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. At September 30, 2022 and December 31, 2021, the estimated fair value of such investments was $72 million and $99 million, respectively.
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

					September 30, 2022				December 31, 2021				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	—	-	121	84	1	-	165	109	Increase
	•	Market pricing	•	Quoted prices (4)	5	-	126	93	—	-	117	100	Increase
	•	Consensus pricing	•	Offered quotes (4)	91	-	101	97	99	-	104	100	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	113	91	—	-	121	99	Increase (5)
ABS & CLO	•	Market pricing	•	Quoted prices (4)	3	-	102	91	3	-	110	102	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	369	-	379	374	151	-	200	188	Increase (7)
			•	Volatility (8)	—%	-	—%	—%	1%	-	1%	1%	Increase (7)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	29	-	1,938	335	2	-	305	134	Increase (7)
Credit	•	Present value techniques	•	Credit spreads (9)	86	-	148	105	96	-	133	109	Decrease (7)
	•	Consensus pricing	•	Offered quotes (10)
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.17%	0.05%	0%	-	0.17%	0.08%	Decrease (11)
				Ages 41 - 60	0.03%	-	0.75%	0.21%	0.03%	-	0.75%	0.27%	Decrease (11)
				Ages 61 - 115	0.12%	-	100%	1.45%	0.12%	-	100%	2.08%	Decrease (11)
			•	Lapse rates:
				Durations 1 - 10	0%	-	80%	8.84%	0.25%	-	100%	6.30%	Decrease (12)
				Durations 11 - 20	0.50%	-	80%	6.46%	0.50%	-	100%	5.22%	Decrease (12)
				Durations 21 - 116	0.50%	-	80%	2.9%	0.50%	-	100%	5.22%	Decrease (12)
			•	Utilization rates	0%	-	22%	0.37%	0%	-	22%	0.22%	Increase (13)
			•	Withdrawal rates	0%	-	20%	4.00%	0%	-	20%	3.72%	(14)
			•	Long-term equity volatilities	8.58%	-	25%	18.49%	7.69%	-	25%	18.60%	Increase (15)
			•	Nonperformance risk spread	0.11%	-	1.97%	0.75%	0.04%	-	1.45%	0.35%	Decrease (16)
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
(10)At both September 30, 2022 and December 31, 2021, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Foreign Government	Structured Products	Municipals	Equity Securities	Unit-linked and FVO Securities
	(In millions)
Three Months Ended September 30, 2022
Balance, beginning of period	$22,582	$103	$5,347	$—	$179	$742
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	2	5	5	—	(7)	(27)
Total realized/unrealized gains (losses) included in AOCI	(2,218)	(1)	(152)	—	—	—
Purchases (3)	1,085	—	237	—	4	14
Sales (3)	(486)	(2)	(199)	—	(7)	(6)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	209	—	39	—	—	—
Transfers out of Level 3 (4)	(673)	(44)	(232)	—	—	—
Balance, end of period	$20,501	$61	$5,045	$—	$169	$723
Three Months Ended September 30, 2021
Balance, beginning of period	$23,773	$145	$6,003	$—	$143	$849
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(22)	—	9	—	6	(9)
Total realized/unrealized gains (losses) included in AOCI	(402)	—	36	—	—	—
Purchases (3)	1,853	12	334	34	8	9
Sales (3)	(475)	(10)	(401)	—	(5)	(8)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	242	10	6	—	—	—
Transfers out of Level 3 (4)	(233)	(51)	(407)	—	(1)	(8)
Balance, end of period	$24,736	$106	$5,580	$34	$151	$833
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2022 (5)	$2	$5	$1	$—	$(7)	$(27)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2021 (5)	$(18)	$—	$9	$—	$6	$(9)
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2022 (5)	$(2,217)	$(1)	$(146)	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2021 (5)	$(387)	$—	$36	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans — FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Three Months Ended September 30, 2022
Balance, beginning of period	$119	$109	$1,013	$(287)	$(496)	$1,230
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	1	8	(201)	(236)	9
Total realized/unrealized gains (losses) included in AOCI	—	—	—	(118)	5	—
Purchases (3)	5	—	33	54	—	62
Sales (3)	(19)	(108)	(132)	—	—	(74)
Issuances (3)	—	—	—	(1)	—	(1)
Settlements (3)	—	(2)	—	26	(13)	—
Transfers into Level 3 (4)	—	—	—	—	—	—
Transfers out of Level 3 (4)	(100)	—	—	(144)	—	(11)
Balance, end of period	$5	$—	$922	$(671)	$(740)	$1,215
Three Months Ended September 30, 2021
Balance, beginning of period	$113	$140	$781	$57	$(574)	$1,249
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	1	—	45	(279)	47	12
Total realized/unrealized gains (losses) included in AOCI	(2)	—	—	55	—	—
Purchases (3)	2	—	116	7	—	161
Sales (3)	(28)	—	(72)	—	—	(18)
Issuances (3)	—	—	—	(1)	—	—
Settlements (3)	—	(6)	—	(49)	(60)	—
Transfers into Level 3 (4)	1	—	—	—	—	—
Transfers out of Level 3 (4)	(30)	—	(25)	—	—	(5)
Balance, end of period	$57	$134	$845	$(210)	$(587)	$1,399
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2022 (5)	$—	$—	$9	$(42)	$(236)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2021 (5)	$—	$(1)	$40	$(273)	$44	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2022 (5)	$—	$—	$—	$(145)	$6	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2021 (5)	$—	$—	$—	$25	$1	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Foreign Government	Structured Products	Municipals	Equity Securities	Unit-linked and FVO Securities
	(In millions)
Nine Months Ended September 30, 2022
Balance, beginning of period	$25,435	$91	$5,871	$—	$151	$901
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(17)	(38)	30	—	5	(195)
Total realized/unrealized gains (losses) included in AOCI	(7,082)	6	(575)	—	—	—
Purchases (3)	3,515	1	781	—	28	29
Sales (3)	(1,241)	(3)	(850)	—	(13)	(10)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	352	48	228	—	—	13
Transfers out of Level 3 (4)	(461)	(44)	(440)	—	(2)	(15)
Balance, end of period	$20,501	$61	$5,045	$—	$169	$723
Nine Months Ended September 30, 2021
Balance, beginning of period	$24,101	$117	$5,289	$—	$150	$701
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(28)	—	36	—	16	53
Total realized/unrealized gains (losses) included in AOCI	(1,171)	(1)	9	—	—	—
Purchases (3)	3,395	13	1,333	34	10	20
Sales (3)	(951)	(7)	(1,049)	—	(21)	(16)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	139	13	256	—	—	86
Transfers out of Level 3 (4)	(749)	(29)	(294)	—	(4)	(11)
Balance, end of period	$24,736	$106	$5,580	$34	$151	$833
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2022 (5)	$(19)	$(38)	$23	$—	$—	$(194)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2021 (5)	$(21)	$—	$33	$—	$11	$53
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2022 (5)	$(7,056)	$5	$(554)	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2021 (5)	$(1,141)	$(1)	$11	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans — FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Nine Months Ended September 30, 2022
Balance, beginning of period	$3	$127	$898	$(152)	$(611)	$2,131
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(1)	(8)	80	(139)	(97)	52
Total realized/unrealized gains (losses) included in AOCI	—	—	—	(528)	28	—
Purchases (3)	5	—	221	82	—	150
Sales (3)	(2)	(108)	(178)	—	—	(1,107)
Issuances (3)	—	—	—	(3)	—	3
Settlements (3)	—	(11)	—	68	(60)	4
Transfers into Level 3 (4)	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	(99)	1	—	(18)
Balance, end of period	$5	$—	$922	$(671)	$(740)	$1,215
Nine Months Ended September 30, 2021
Balance, beginning of period	$43	$165	$573	$594	$(1,141)	$1,079
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	1	(3)	70	(490)	716	14
Total realized/unrealized gains (losses) included in AOCI	(2)	—	—	(365)	22	—
Purchases (3)	55	—	299	14	—	336
Sales (3)	(37)	(11)	(72)	—	—	(43)
Issuances (3)	—	—	—	(6)	—	(1)
Settlements (3)	—	(17)	—	43	(184)	6
Transfers into Level 3 (4)	—	—	—	1	—	10
Transfers out of Level 3 (4)	(3)	—	(25)	(1)	—	(2)
Balance, end of period	$57	$134	$845	$(210)	$(587)	$1,399
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2022 (5)	$(1)	$—	$77	$(133)	$(97)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2021 (5)	$—	$(7)	$66	$(392)	$715	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2022 (5)	$—	$—	$—	$(474)	$28	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2021 (5)	$—	$—	$—	$(206)	$22	$—
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

	September 30, 2022	December 31, 2021
	(In millions)
Unpaid principal balance	$—	$130
Difference between estimated fair value and unpaid principal balance	—	(3)
Carrying value at estimated fair value	$—	$127
Loans in nonaccrual status	$—	$32
Loans more than 90 days past due	$—	$14
Loans in nonaccrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$—	$(7)
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2022
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans (1)	$82,437	$—	$—	$77,970	$77,970
Policy loans	$8,783	$—	$—	$9,603	$9,603
Other invested assets	$958	$—	$768	$190	$958
Premiums, reinsurance and other receivables	$2,572	$—	$812	$1,817	$2,629
Other assets	$250	$—	$88	$154	$242
Liabilities
Policyholder account balances	$122,043	$—	$—	$115,065	$115,065
Long-term debt	$14,457	$—	$13,826	$—	$13,826
Collateral financing arrangement	$729	$—	$—	$591	$591
Junior subordinated debt securities	$3,158	$—	$3,470	$—	$3,470
Other liabilities	$2,491	$—	$937	$1,830	$2,767
Separate account liabilities	$74,968	$—	$74,968	$—	$74,968

	December 31, 2021 (2)
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans (1)	$79,226	$—	$—	$82,788	$82,788
Policy loans	$9,111	$—	$—	$10,751	$10,751
Other invested assets	$1,025	$—	$769	$256	$1,025
Premiums, reinsurance and other receivables	$2,262	$—	$492	$1,962	$2,454
Other assets	$290	$—	$101	$190	$291
Liabilities
Policyholder account balances	$123,865	$—	$—	$127,728	$127,728
Long-term debt	$13,852	$—	$16,621	$—	$16,621
Collateral financing arrangement	$766	$—	$—	$630	$630
Junior subordinated debt securities	$3,156	$—	$4,447	$—	$4,447
Other liabilities	$2,143	$—	$514	$2,321	$2,835
Separate account liabilities	$95,619	$—	$95,619	$—	$95,619
_________________
(1)Includes mortgage loans measured at estimated fair value on a nonrecurring basis and excludes mortgage loans measured at estimated fair value on a recurring basis.
(2)Excludes amounts reclassified to assets held-for-sale or liabilities held-for-sale. See Note 3 for information on the Company’s business dispositions.

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
10. Equity
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows at both September 30, 2022 and December 31, 2021:

Series	Shares Authorized	Shares Issued and Outstanding
Floating Rate Non-Cumulative Preferred Stock, Series A	27,600,000	24,000,000
5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D	500,000	500,000
5.625% Non-Cumulative Preferred Stock, Series E	32,200	32,200
4.75% Non-Cumulative Preferred Stock, Series F	40,000	40,000
3.85% Fixed Rate Reset Non-Cumulative Preferred Stock, Series G	1,000,000	1,000,000
Series A Junior Participating Preferred Stock	10,000,000	—
Not designated	160,827,800	—
Total	200,000,000	25,572,200
The per share and aggregate dividends declared for MetLife, Inc.’s preferred stock were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Series	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate
	(In millions, except per share data)
A	$0.256	$6	$0.256	$6	$0.762	$18	$0.762	$18
C (1)	$—	—	$—	—	$—	—	$19.085	10
D	$29.375	14	$29.375	14	$58.750	29	$58.750	29
E	$351.563	12	$351.563	11	$1,054.689	34	$1,054.689	34
F	$296.875	12	$296.875	12	$890.625	36	$890.625	36
G	$19.250	20	$19.250	20	$38.500	39	$39.035	39
Total		$64		$63		$156		$166
__________________
(1)Dividends were paid through the dividend payment date of June 15, 2021, when all outstanding shares of MetLife, Inc.’s 5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C were redeemed and eliminated. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report.
Common Stock
MetLife, Inc. announced that its Board of Directors authorized common stock repurchases as follows:

		Authorization Remaining at
Announcement Date	Authorization Amount	September 30, 2022
	(In millions)
May 4, 2022	$3,000	$1,802
August 4, 2021	$3,000	$—
December 11, 2020	$3,000	$—
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
For the nine months ended September 30, 2022 and 2021, MetLife, Inc. repurchased 41,267,149 shares and 52,857,261 shares of its common stock, respectively, through open market purchases for $2.7 billion and $3.1 billion, respectively.
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
Dividend Restrictions
Insurance Operations
For the nine months ended September 30, 2022, American Life Insurance Company paid a dividend of $620 million to MetLife, Inc., for which regulatory approval was obtained as required.
See Note 16 of the Notes to Consolidated Financial Statements included in the 2021 Annual Report for additional information on dividend restrictions.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Equity (continued)
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to MetLife, Inc. was as follows:

	Three Months Ended September 30, 2022
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(11,304)	$1,847	$(6,360)	$(1,555)	$(17,372)
OCI before reclassifications	(15,523)	975	(768)	1	(15,315)
Deferred income tax benefit (expense)	3,521	(211)	(23)	—	3,287
AOCI before reclassifications, net of income tax	(23,306)	2,611	(7,151)	(1,554)	(29,400)
Amounts reclassified from AOCI	343	566	—	23	932
Deferred income tax benefit (expense)	(77)	(145)	—	(5)	(227)
Amounts reclassified from AOCI, net of income tax	266	421	—	18	705
Balance, end of period	$(23,040)	$3,032	$(7,151)	$(1,536)	$(28,695)

	Three Months Ended September 30, 2021
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$17,535	$1,073	$(4,463)	$(1,836)	$12,309
OCI before reclassifications	(633)	442	(421)	5	(607)
Deferred income tax benefit (expense)	208	(102)	(4)	(1)	101
AOCI before reclassifications, net of income tax	17,110	1,413	(4,888)	(1,832)	11,803
Amounts reclassified from AOCI	(91)	236	—	30	175
Deferred income tax benefit (expense)	22	(54)	—	(3)	(35)
Amounts reclassified from AOCI, net of income tax	(69)	182	—	27	140
Sale of subsidiary, net of income tax	22	—	146	—	168
Balance, end of period	$17,063	$1,595	$(4,742)	$(1,805)	$12,111

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Equity (continued)

	Nine Months Ended September 30, 2022
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$16,042	$1,629	$(5,154)	$(1,598)	$10,919
OCI before reclassifications	(51,978)	509	(2,276)	7	(53,738)
Deferred income tax benefit (expense)	11,866	(116)	(108)	(1)	11,641
AOCI before reclassifications, net of income tax	(24,070)	2,022	(7,538)	(1,592)	(31,178)
Amounts reclassified from AOCI	1,346	1,307	—	70	2,723
Deferred income tax benefit (expense)	(307)	(297)	—	(12)	(616)
Amounts reclassified from AOCI, net of income tax	1,039	1,010	—	58	2,107
Sale of subsidiaries, net of income tax (2)	(9)	—	387	(2)	376
Balance, end of period	$(23,040)	$3,032	$(7,151)	$(1,536)	$(28,695)

	Nine Months Ended September 30, 2021
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$22,217	$1,513	$(3,795)	$(1,863)	$18,072
OCI before reclassifications	(6,512)	(172)	(1,168)	9	(7,843)
Deferred income tax benefit (expense)	1,584	39	(40)	(2)	1,581
AOCI before reclassifications, net of income tax	17,289	1,380	(5,003)	(1,856)	11,810
Amounts reclassified from AOCI	(76)	279	—	61	264
Deferred income tax benefit (expense)	18	(64)	—	(10)	(56)
Amounts reclassified from AOCI, net of income tax	(58)	215	—	51	208
Sale of subsidiaries, net of income tax	(168)	—	261	—	93
Balance, end of period	$17,063	$1,595	$(4,742)	$(1,805)	$12,111
__________________
(1)See Note 6 for information on offsets to investments related to policyholder liabilities, DAC, VOBA and DSI.
(2)See Note 3 for information on the Company’s business dispositions.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(336)	$97	$(1,458)	$42	Net investment gains (losses)
Net unrealized investment gains (losses)	—	(4)	4	(13)	Net investment income
Net unrealized investment gains (losses)	(7)	(2)	108	47	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(343)	91	(1,346)	76
Income tax (expense) benefit	77	(22)	307	(18)
Net unrealized investment gains (losses), net of income tax	(266)	69	(1,039)	58
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	15	14	46	41	Net investment income
Interest rate derivatives	(16)	6	44	54	Net investment gains (losses)
Interest rate derivatives	1	1	3	2	Other expenses
Foreign currency exchange rate derivatives	1	2	4	6	Net investment income
Foreign currency exchange rate derivatives	(567)	(259)	(1,405)	(383)	Net investment gains (losses)
Foreign currency exchange rate derivatives	—	—	1	1	Other expenses
Gains (losses) on cash flow hedges, before income tax	(566)	(236)	(1,307)	(279)
Income tax (expense) benefit	145	54	297	64
Gains (losses) on cash flow hedges, net of income tax	(421)	(182)	(1,010)	(215)
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(25)	(34)	(78)	(87)
Amortization of prior service (costs) credit	2	4	8	26
Amortization of defined benefit plan items, before income tax	(23)	(30)	(70)	(61)
Income tax (expense) benefit	5	3	12	10
Amortization of defined benefit plan items, net of income tax	(18)	(27)	(58)	(51)
Total reclassifications, net of income tax	$(705)	$(140)	$(2,107)	$(208)
__________________
(1)These AOCI components are included in the computation of net periodic benefit costs. See Note 12.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Vision fee for service arrangements	$135	$135	$427	$410
Prepaid legal plans	118	107	356	324
Fee-based investment management	97	95	299	266
Recordkeeping and administrative services (1)	40	54	130	160
Administrative services-only contracts	59	56	177	175
Other revenue from service contracts from customers	62	69	197	210
Total revenues from service contracts from customers	511	516	1,586	1,545
Other	219	147	420	413
Total other revenues	$730	$663	$2,006	$1,958
__________________
(1)Related to products and businesses no longer actively marketed by the Company.
Receivables related to revenues from service contracts from customers were $222 million and $235 million at September 30, 2022 and December 31, 2021, respectively.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Employee-related costs (1)	$880	$794	$2,652	$2,576
Third party staffing costs	353	353	1,111	1,001
General and administrative expenses	196	212	486	455
Pension, postretirement and postemployment benefit costs	24	43	73	94
Premium taxes, other taxes, and licenses & fees	172	144	462	480
Commissions and other variable expenses	1,268	1,323	3,899	4,147
Capitalization of DAC	(615)	(635)	(1,887)	(2,052)
Amortization of DAC and VOBA	218	816	1,371	1,943
Amortization of negative VOBA	(12)	(6)	(31)	(25)
Interest expense on debt	239	240	690	696
Total other expenses	$2,723	$3,284	$8,826	$9,315
__________________
(1)Includes $30 million and $145 million for the three months and nine months ended September 30, 2022, respectively, and ($15) million and ($89) million for the three months and nine months ended September 30, 2021, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.

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
The components of net periodic benefit costs, reported in other expenses, were as follows:

	Three Months Ended September 30,
	2022		2021
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$48	$2	$58	$2
Interest costs	81	8	89	9
Expected return on plan assets	(128)	(13)	(124)	(14)
Amortization of net actuarial (gains) losses	31	(7)	38	(6)
Amortization of prior service costs (credit)	(4)	—	(6)	—
Net periodic benefit costs (credit)	$28	$(10)	$55	$(9)

	Nine Months Ended September 30,
	2022		2021
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$150	$4	$177	$4
Interest costs	244	25	250	27
Curtailment (gains) losses	—	—	(17)	—
Expected return on plan assets	(386)	(41)	(381)	(42)
Amortization of net actuarial (gains) losses	92	(19)	115	(33)
Amortization of prior service costs (credit)	(10)	—	(11)	—
Net periodic benefit costs (credit)	$90	$(31)	$133	$(44)
13. Income Tax
For the three months and nine months ended September 30, 2022, the effective tax rate on income (loss) before provision for income tax was 5% and (7%), respectively. The Company’s effective tax rate for the three months ended September 30, 2022 differed from the U.S. statutory rate primarily due to tax benefits from foreign earnings taxed at different rates than the U.S. statutory rate and tax credits. The Company’s effective tax rate for the nine months ended September 30, 2022 reflected an income tax benefit despite having income before provision for income tax and differed from the U.S. statutory rate primarily due to tax benefits from foreign earnings taxed at different rates than the U.S. statutory rate, tax credits, the corporate tax deduction for stock compensation and non-taxable investment income.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Income Tax (continued)

For the three months and nine months ended September 30, 2021, the effective tax rate on income (loss) before provision for income tax was 22% and 21%, respectively. The Company’s effective tax rate for the three months ended September 30, 2021 differed from the U.S. statutory rate primarily due to tax charges from foreign earnings taxed at different rates than the U.S. statutory rate and the completed sale of its wholly-owned Argentinian subsidiary, MetLife Seguros S.A. (“MetLife Seguros”), partially offset by tax benefits related to tax credits and non-taxable investment income. The Company’s effective tax rate for the nine months ended September 30, 2021 was equal to the statutory rate of 21%, primarily due to tax charges from foreign earnings taxed at different rates than the U.S. statutory rate, the completed sales of MetLife P&C and MetLife Seguros and the pending disposition of MetLife Poland and Greece, offset by tax benefits related to tax credits, non-taxable investment income and the corporate tax deduction for stock compensation.
14. Earnings Per Common Share
The following table presents the weighted average shares, basic earnings per common share and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions, except per share data)
Weighted Average Shares:
Weighted average common stock outstanding - basic	795.8	854.9	809.7	871.1
Incremental common shares from assumed exercise or issuance of stock-based awards	4.9	6.3	5.5	6.4
Weighted average common stock outstanding - diluted	800.7	861.2	815.2	877.5
Net Income (Loss):
Net income (loss)	$400	$1,589	$1,212	$5,364
Less: Net income (loss) attributable to noncontrolling interests	5	5	16	15
Less: Preferred stock dividends	64	63	156	166
Preferred stock redemption premium	—	—	—	6
Net income (loss) available to MetLife, Inc.’s common shareholders	$331	$1,521	$1,040	$5,177
Basic	$0.42	$1.78	$1.28	$5.94
Diluted	$0.41	$1.77	$1.28	$5.90
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
15. Contingencies, Commitments and Guarantees (continued)
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. In certain circumstances where liabilities have been established there may be coverage under one or more corporate insurance policies, pursuant to which there may be an insurance recovery. Insurance recoveries are recognized as gains when any contingencies relating to the insurance claim have been resolved, which is the earlier of when the gains are realized or realizable. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at September 30, 2022. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some matters, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of September 30, 2022, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $125 million.
Matters as to Which an Estimate Cannot Be Made
For other matters, the Company is not currently able to estimate the reasonably possible loss or range of loss. The Company is often unable to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of the range of possible loss, such as quantification of a damage demand from plaintiffs, discovery from other parties and investigation of factual allegations, rulings by the court on motions or appeals, analysis by experts, and the progress of settlement negotiations. On a quarterly and annual basis, the Company reviews relevant information with respect to litigation contingencies and updates its accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
15. Contingencies, Commitments and Guarantees (continued)
As reported in the 2021 Annual Report, MLIC received approximately 2,824 asbestos-related claims in 2021. For the nine months ended September 30, 2022 and 2021, MLIC received approximately 1,962 and 2,156 new asbestos-related claims, respectively. See Note 21 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report for historical information concerning asbestos claims and MLIC’s update in its recorded liability at December 31, 2021. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through September 30, 2022.
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
Matters Related to Group Annuity Benefits and Assumed Variable Annuity Guarantee Reserves
In 2018, the Company announced that it identified two material weaknesses in its internal control over financial reporting related to the practices and procedures for estimating reserves for certain group annuity benefits and the calculation of reserves associated with certain variable annuity guarantees assumed from the former operating joint venture in Japan. Several regulators have made inquiries into these issues and it is possible that other jurisdictions may pursue similar investigations or inquiries. The Company could be exposed to lawsuits and additional legal actions relating to these issues. These may result in payments, including damages, fines, penalties, interest and other amounts assessed or awarded by courts or regulatory authorities under applicable escheat, tax, securities, Employee Retirement Income Security Act of 1974, or other laws or regulations. The Company could incur significant costs in connection with these actions.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
15. Contingencies, Commitments and Guarantees (continued)
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $3.4 billion and $4.6 billion at September 30, 2022 and December 31, 2021, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $9.4 billion and $9.1 billion at September 30, 2022 and December 31, 2021, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $329 million, with a cumulative maximum of $626 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $20 million at both September 30, 2022 and December 31, 2021, for indemnities, guarantees and commitments.

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
Current Period Highlights
During the three months ended September 30, 2022, adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased compared to the prior period driven by growth in our U.S. segment, primarily in our Retirement and Income Solutions (“RIS”) business. Equity market returns had a less favorable impact on our private equity funds and hedge funds compared to the prior period and resulted in lower investment yields, however, positive net flows drove an increase in our investment portfolio. An unfavorable change in net investment gains (losses) primarily reflects current period losses versus prior period gains on sales, partially offset by the prior period loss on the sale of our wholly-owned Argentinian subsidiary, MetLife Seguros S.A. (“MetLife Seguros”). Changes in long-term interest rates drove an unfavorable change in net derivative gains (losses). Underwriting experience was favorable and reflected an overall decline in COVID-19 related claims. Our annual actuarial assumption review resulted in a gain in the current period versus a charge in the prior period. In addition, the current period includes the favorable impact from a reinsurance recapture and the unfavorable impact from model refinements.

The following represents segment level results and percentage contributions to total segment level adjusted earnings available to common shareholders for the three months ended September 30, 2022:
(1)Excludes Corporate & Other adjusted loss available to common shareholders of $265 million.
(2)Consistent with GAAP guidance for segment reporting, adjusted earnings is our GAAP measure of segment performance. For additional information, see Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.

Three Months Ended September 30, 2022 Compared with the Three Months Ended September 30, 2021

Consolidated Results - Highlights
Net income (loss) available to MetLife, Inc.’s common shareholders down $1.2 billion:

• Unfavorable change in net investment gains (losses) of $330 million ($261 million, net of income tax)

• Unfavorable change in net derivative gains (losses) of $262 million ($207 million, net of income tax)(2)

• Favorable change from annual actuarial assumption reviews of $356 million ($269 million, net of income tax)(3)

• Adjusted earnings available to common shareholders down $1.1 billion
(1) See “— Results of Operations — Consolidated Results” and “— Non-GAAP and Other Financial Disclosures” for reconciliations and definitions of non-GAAP financial measures.
(2) Includes amounts relating to investment hedge adjustments, which are also included in adjusted earnings available to common shareholders. See “— Investments — Investment Portfolio Results” for additional information.
(3) Includes amounts recognized in net derivative gains (losses) and adjusted earnings available to common shareholders. See “— Results of Operations — Consolidated Results — Three Months Ended September 30, 2022 Compared with the Three Months Ended September 30, 2021 — Actuarial Assumption Review and Certain Other Insurance Adjustments” for additional information.
Consolidated Results - Adjusted Earnings Highlights
Adjusted earnings available to common shareholders was down $1.1 billion primarily due to lower investment yields as a result of the unfavorable impact of lower equity market returns on our private equity funds and hedge funds, as well as higher interest credited expense, partially offset by favorable underwriting, primarily driven by an overall decline in COVID-19 related claims, higher net investment income due to a larger average invested asset base and the favorable change from our annual actuarial assumption reviews. In addition, the current period includes the favorable impact from a reinsurance recapture in our U.S. segment and the unfavorable impact from model refinements in our MetLife Holdings segment.

For a more in-depth discussion of our consolidated results, see “— Results of Operations — Consolidated Results,” “— Results of Operations — Consolidated Results - Adjusted Earnings” and “— Results of Operations — Segment Results and Corporate & Other.”

Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021

Consolidated Results - Highlights
Net income (loss) available to MetLife, Inc.’s common shareholders down $4.1 billion:

• Unfavorable change in net investment gains (losses) of $3.3 billion ($2.6 billion, net of income tax)

• Unfavorable change in net derivative gains (losses) of $502 million ($397 million, net of income tax)(2)

• Favorable change from annual actuarial assumption reviews of $356 million ($269 million, net of income tax)(3)

• Adjusted earnings available to common shareholders down $1.8 billion
(1) See “— Results of Operations — Consolidated Results” and “— Non-GAAP and Other Financial Disclosures” for reconciliations and definitions of non-GAAP financial measures.
(2) Includes amounts relating to investment hedge adjustments, which are also included in adjusted earnings available to common shareholders. See “— Investments — Investment Portfolio Results” for additional information.
(3) Includes amounts recognized in net derivative gains (losses) and adjusted earnings available to common shareholders. See “— Results of Operations — Consolidated Results — Three Months Ended September 30, 2022 Compared with the Three Months Ended September 30, 2021 — Actuarial Assumption Review and Certain Other Insurance Adjustments” for additional information.
Consolidated Results - Adjusted Earnings Highlights
Adjusted earnings available to common shareholders was down $1.8 billion primarily due to lower investment yields as a result of the unfavorable impact of lower equity market returns on our private equity funds and hedge funds, higher interest credited expense and higher expenses, partially offset by higher net investment income due to a larger average invested asset base, favorable underwriting, primarily driven by an overall decline in COVID-19 related claims, and the favorable change from our annual actuarial assumption reviews. In addition, the current period includes the favorable impacts from a reinsurance recapture in our U.S. segment and a reinsurance settlement in our MetLife Holdings segment, as well as the unfavorable impact of model refinements in our MetLife Holdings segment and the prior period included the release of a legal reserve.

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
Governments and central banks around the world responded to the COVID-19 pandemic with unprecedented fiscal and monetary policies, but many of these stimulus programs have concluded due to global economic recovery and rising inflation. In the United States, the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) ended its asset purchase program in March 2022 and began to reduce its holdings on June 1, 2022. The Federal Open Market Committee has repeatedly raised interest rates in 2022; further increases in the target range for the federal funds rate are expected throughout 2022 to combat inflation. This has caused the gap between the two-year U.S. Treasury and the 10-year U.S. Treasury yield to invert and has contributed to a heightened level of concern about an economic downturn in the United States before the end of 2023. The European Central Bank (“ECB”) ended its pandemic asset purchase program in March 2022 and its quantitative easing program in July 2022. The ECB has repeatedly raised its policy interest rates in 2022 and is expected to continue to do so throughout 2022 to combat inflation. It also established the Transmission Protection Instrument, which aims to prevent financial fragmentation by helping more indebted periphery euro area member states, which could otherwise face a disorderly widening of government bond yield spreads over core members like Germany, as the ECB tightens policy. The Bank of England ended its quantitative easing program in 2021 and has been raising interest rates since December 2021 to combat inflation, with further increases expected throughout 2022. In September and October 2022, the Bank of England also bought government bonds as a targeted and temporary intervention to stabilize the United Kingdom (“U.K.”) bond market. Russia’s invasion of Ukraine and sanctions imposed in response represent an inflationary shock for Europe and globally, driving commodity prices up and contributing to broader inflationary pressure. Europe is particularly vulnerable given its proximity to the conflict and reliance on Russia as a primary source of its energy imports, which is aggravated by Russia largely suspending its gas supplies to Europe. Higher global food and energy prices in the wake of the conflict present additional challenges to the economic performance of net importers of these items, particularly for certain emerging market economies in Eastern Europe and the Middle East.
In Japan, the Bank of Japan (“BoJ”) has kept its monetary policy settings on hold. The BoJ has downgraded its economic assessment of the Japanese economy for fiscal years 2022 and 2023, noting downside risks from slowing global growth and rising recession risks in key exports such as Europe and the U.S. The BoJ has also strengthened its phrasing around the outlook for inflation given the expected pass-through of higher energy and commodity prices. The BoJ’s more cautious view on external growth, coupled with still below target core CPI inflation, suggests that monetary policy will remain on hold for the time being. The Japanese yen weakened to its lowest level against the U.S. dollar since the 1990s as monetary policy divergence has widened between the BoJ and the Federal Reserve and as the trade deficit has widened due to costlier commodity imports year to date. To support its currency, Japan’s government intervened in the foreign exchange market to sell U.S. dollars for the Japanese yen.
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
Insurance Regulation
U.S. Federal Initiatives
U.S. federal initiatives can affect our business in a variety of ways, including regulation of financial services, securities, derivatives, pensions, health care, money laundering, foreign sanctions and corrupt practices, and taxation. The Inflation Reduction Act, signed into law by President Biden on August 16, 2022, included a number of tax-related provisions including (i) a fifteen percent alternative minimum tax rate on adjusted financial statement income and (ii) a one percent excise tax on certain corporate stock buybacks. Both provisions will be effective on January 1, 2023 and are not expected to have a material impact on our results of operations.
Surplus and Capital
Risk-Based Capital
The National Association of Insurance Commissioners (“NAIC”) adopted revisions to certain factors used to calculate Life risk-based capital (“RBC”), which is the denominator of the RBC ratios, in light of changes to U.S. tax laws in recent years. These revisions have resulted in increased RBC charges and reduced the RBC ratios of our insurance subsidiaries. The NAIC approved RBC revisions for corporate bonds, real estate equity and longevity risk that took effect at year-end 2021.These revisions had a modest net positive RBC impact on us. The NAIC has also approved an RBC update for mortality risk that will take effect at year-end 2022, and we expect this revision to have a modest net positive RBC impact on us.
Securities, Broker-Dealer and Investment Adviser Regulation
The New York State Department of Financial Services (“NYDFS”) Regulation 187 - Suitability and Best Interests in Life Insurance and Annuity Transactions incorporates the “best interest” standard for annuity transactions and sales of life insurance policies to consumers. In April 2021, the Appellate Division of the New York Supreme Court overturned the regulation for being unconstitutionally vague; however, the New York State Court of Appeals reversed this ruling on October 20, 2022.
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
The U.S., the EU and the U.K., maintain and enforce a variety of economic sanctions against designated countries and their nationals around the world, which can result in disruptions in cross-border activity. In particular, U.S., EU and U.K. sanctions on Russia have expanded as a result of the war in Ukraine. These new sanctions, including a series of presidential executive orders and regulations administered by the U.S. Department of Treasury’s Office of Foreign Assets Control, have, inter alia, expanded restrictions on transactions with the Russian Central Bank and other specified Russian government entities, dealing in Russian sovereign debt, engaging in certain debt and equity transactions, and engaging in transactions related to all new investment in the Russian Federation. Trade and investment in China may also be impacted by U.S. sanctions. The Biden administration has previously issued restrictions targeting certain activity involving specified Chinese securities and technology.
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
In the third quarter of 2022, the Company performed its annual goodwill impairment tests on all of its reporting units, using both qualitative and quantitative assessments. The quantitative assessment utilized the market multiple, embedded value and discounted cash flow valuation approaches based on best available data as of June 30, 2022. The Company concluded that the estimated fair values of all its reporting units were substantially in excess of their carrying values and, therefore, goodwill was not impaired.
Acquisitions and Dispositions
Acquisitions
Pending Acquisition of Affirmative Investment Management
In August 2022, the Company entered into a definitive agreement to acquire Affirmative Investment Management, a specialist global environmental, social and corporate governance impact fixed income investment manager. This transaction is subject to customary closing conditions, including regulatory approval.
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
Disposition of MetLife Seguros
For information regarding the Company's September 2021 disposition of MetLife Seguros, see Note 3 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report.
Disposition of MetLife P&C
For information regarding the Company's April 2021 disposition of Metropolitan Property and Casualty Insurance Company and certain of its wholly-owned subsidiaries (“MetLife P&C”), which was reported as held-for-sale, see Notes 1 and 3 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report.
Disposition of MetLife Russia
For information regarding the Company's January 2021 disposition of its wholly-owned Russian subsidiary, the Joint-stock Company MetLife Insurance Company (“MetLife Russia”), see Note 3 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report.

Results of Operations
Consolidated Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Revenues
Premiums	$17,547	$9,455	$40,039	$28,914
Universal life and investment-type product policy fees	1,302	1,521	4,236	4,334
Net investment income	3,585	5,568	11,452	16,162
Other revenues	730	663	2,006	1,958
Net investment gains (losses)	(414)	(84)	(1,617)	1,655
Net derivative gains (losses)	(480)	(218)	(2,534)	(2,032)
Total revenues	22,270	16,905	53,582	50,991
Expenses
Policyholder benefits and claims and policyholder dividends	18,148	10,292	41,522	30,703
Interest credited to policyholder account balances	980	1,287	2,102	4,153
Capitalization of DAC	(615)	(635)	(1,887)	(2,052)
Amortization of DAC and VOBA	218	816	1,371	1,943
Amortization of negative VOBA	(12)	(6)	(31)	(25)
Interest expense on debt	239	240	690	696
Other expenses	2,893	2,869	8,683	8,753
Total expenses	21,851	14,863	52,450	44,171
Income (loss) before provision for income tax	419	2,042	1,132	6,820
Provision for income tax expense (benefit)	19	453	(80)	1,456
Net income (loss)	400	1,589	1,212	5,364
Less: Net income (loss) attributable to noncontrolling interests	5	5	16	15
Net income (loss) attributable to MetLife, Inc.	395	1,584	1,196	5,349
Less: Preferred stock dividends	64	63	156	166
Preferred stock redemption premium	—	—	—	6
Net income (loss) available to MetLife, Inc.’s common shareholders	$331	$1,521	$1,040	$5,177
Three Months Ended September 30, 2022 Compared with the Three Months Ended September 30, 2021
During the three months ended September 30, 2022, net income (loss) decreased $1.2 billion from the prior period, primarily driven by unfavorable changes in adjusted earnings, net investment gains (losses), and net derivative gains (losses), net of investment hedge adjustments, partially offset by a favorable change from our annual actuarial assumption reviews.
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

	Three Months Ended September 30,
	2022	2021
	(In millions)
Non-VA program derivatives:
Interest rate	$(333)	$(181)
Foreign currency exchange rate	68	(147)
Credit	27	13
Equity	93	70
Non-VA embedded derivatives	(14)	45
Total non-VA program derivatives	(159)	(200)
VA program derivatives:
Market risks in embedded derivatives	91	65
Nonperformance risk adjustment on embedded derivatives	39	3
Other risks in embedded derivatives	(352)	(66)
Total embedded derivatives	(222)	2
Freestanding derivatives hedging embedded derivatives	(99)	(20)
Total VA program derivatives	(321)	(18)
Net derivative gains (losses)	$(480)	$(218)

The favorable change in net derivative gains (losses) on non-VA program derivatives was $41 million ($32 million, net of income tax). This was primarily due to the U.S. dollar strengthening more significantly against major currencies in the current period compared to the prior period. This favorably impacted the estimated fair value of receive U.S. dollar foreign currency swaps. The favorable change was partially offset by long-term interest rates increasing more significantly in the current period compared to the prior period. This unfavorably impacted the estimated fair value of receive fixed interest rate swaps. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the items being hedged.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $303 million ($239 million, net of income tax). This was due to (i) an unfavorable change of $286 million, ($226 million, net of income tax) in other risks in embedded derivatives, and (ii) an unfavorable change of $53 million ($41 million, net of income tax) in market risks in embedded derivatives, net of freestanding derivatives hedging market risks in embedded derivatives, partially offset by a favorable change of $36 million ($28 million, net of income tax) in the nonperformance risk adjustment on embedded derivatives.
The aforementioned $286 million ($226 million, net of income tax) unfavorable change in other risks in embedded derivatives reflects actuarial assumption updates and a combination of factors, such as fees deducted from accounts, changes in the benefit base, premiums, lapses, withdrawals and deaths, in addition to changes to cross-effect, basis mismatch, risk margin and fund allocation.
The aforementioned $53 million ($41 million, net of income tax) unfavorable change reflects a $79 million ($62 million, net of income tax) unfavorable change in freestanding derivatives hedging market risks in embedded derivatives, partially offset by a $26 million ($21 million, net of income tax) favorable change in market risks in embedded derivatives,
The primary changes in market factors affecting the valuation of VA program derivatives are summarized as follows:
•Long-term interest rates increased more significantly in the current period compared to the prior period, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives. For example, the 30-year U.S. swap rate increased 41 basis points in the current period and increased 2 basis points in the prior period.
•Key equity index levels decreased in the current period versus increased in the prior period, contributing to an unfavorable change in our embedded derivatives and a favorable change in our freestanding derivatives. For example, the S&P Global Ratings (“S&P”) 500 Index decreased 5% in the current period and increased 0.2% in the prior period.
The aforementioned $36 million ($28 million, net of income tax) favorable change in the nonperformance risk adjustment on embedded derivatives resulted from a favorable change of $35 million ($28 million, net of income tax), related to model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, in addition to a slight favorable change related to changes in our own credit spread.
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
Net Investment Gains (Losses). The unfavorable change in net investment gains (losses) of $330 million ($261 million, net of income tax) primarily reflects current period losses on sales of fixed maturity securities and prior period gains on sales of real estate investments. These unfavorable changes were partially offset by the prior period loss on the sale of MetLife Seguros.

Taxes. For the three months ended September 30, 2022, our effective tax rate on income (loss) before provision for income tax was 5%, which differed from the U.S. statutory rate of 21% primarily due to tax benefits from foreign earnings taxed at different rates than the U.S. statutory rate and tax credits. For the three months ended September 30, 2021, our effective tax rate on income (loss) before provision for income tax was 22%, which differed from the U.S. statutory rate of 21% primarily due to tax charges from foreign earnings taxed at different rates than the U.S. statutory rate and the completed sale of MetLife Seguros, partially offset by tax benefits related to tax credits and non-taxable investment income.
Actuarial Assumption Review and Certain Other Insurance Adjustments. Results for the current period include a $75 million ($53 million, net of income tax) gain associated with our annual review of actuarial assumptions related to reserves and DAC, of which a $344 million ($273 million, net of income tax) loss was recognized in net derivative gains (losses).
Of the $75 million gain, a $315 million ($242 million, net of income tax) gain was related to DAC, and a loss of $240 million ($189 million, net of income tax) was associated with reserves. The portion of the $75 million gain that is included in adjusted earnings is $48 million ($33 million, net of income tax).
The $345 million ($273 million, net of income tax) loss recognized in net derivative gains (losses) associated with our annual review of actuarial assumptions is included within the other risks in embedded derivatives line in the table above.
As a result of our annual review of actuarial assumptions, changes were made to economic, biometric, policyholder behavior, and operational assumptions. The most significant impacts were in the MetLife Holdings and Asia segments. In the MetLife Holdings segment, significant impacts included economic assumption updates related to the projection of closed block results and updates to behavioral assumptions for variable annuities. In the Asia segment, the most significant impact was driven by economic assumption updates for interest sensitive whole life and fixed annuities. The breakdown of total current period results is summarized as follows:
•Economic assumption updates resulted in favorable impacts to reserves and DAC, for a net gain of $308 million ($234 million, net of income tax).
•Changes in biometric assumptions resulted in unfavorable impacts to reserves and favorable impacts to DAC, for a net charge of $5 million ($4 million, net of income tax).
•Changes in policyholder behavior assumptions resulted in unfavorable impacts to reserves and favorable impacts to DAC, for a net charge of $245 million ($192 million, net of income tax).
•Changes in operational assumptions resulted in favorable impacts to reserves and unfavorable impacts to DAC, for a net gain of $17 million ($15 million, net of income tax).
Results for the prior period include a $281 million ($216 million, net of income tax) charge associated with our annual review of actuarial assumptions related to reserves and DAC, of which a $2 million ($1 million, net of income tax) loss was recognized in net derivative gains (losses). Of the $281 million charge, $129 million ($96 million, net of income tax) was related to DAC and $152 million ($120 million, net of income tax) was associated with reserves. The portion of the $281 million charge that is included in adjusted earnings is $187 million ($140 million, net of income tax).
Certain other insurance adjustments recorded in the current period include a $115 million ($91 million, net of income tax) favorable reinsurance recapture in our U.S. segment and a $114 million ($90 million, net of income tax) charge related to model refinements in our MetLife Holdings segment. These adjustments are included in adjusted earnings.
Adjusted Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use adjusted earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of adjusted earnings and other financial measures based on adjusted earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings and other financial measures based on adjusted earnings allow analysis of our performance relative to our business plan and facilitate comparisons to industry results. Adjusted earnings should not be viewed as a substitute for net income (loss). Adjusted earnings available to common shareholders and adjusted earnings available to common shareholders on a constant currency basis should not be viewed as substitutes for net income (loss) available to MetLife, Inc.’s common shareholders. Adjusted earnings available to common shareholders decreased $1.1 billion, net of income tax, to $966 million, net of income tax, for the three months ended September 30, 2022 from $2.1 billion, net of income tax, for the three months ended September 30, 2021.

Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021
During the nine months ended September 30, 2022, net income (loss) decreased $4.2 billion from the prior period, primarily driven by unfavorable changes in net investment gains (losses), adjusted earnings and net derivative gains (losses), net of investment hedge adjustments, partially offset by a favorable change from our annual actuarial assumption reviews.
The table below presents the impact on net derivative gains (losses) from non-VA program derivatives and VA program derivatives:

	Nine Months Ended September 30,
	2022	2021
	(In millions)
Non-VA program derivatives:
Interest rate	$(2,424)	$(1,206)
Foreign currency exchange rate	(102)	(356)
Credit	(95)	75
Equity	452	(612)
Non-VA embedded derivatives	33	64
Total non-VA program derivatives	(2,136)	(2,035)
VA program derivatives:
Market risks in embedded derivatives	290	803
Nonperformance risk adjustment on embedded derivatives	43	(48)
Other risks in embedded derivatives	(463)	(103)
Total embedded derivatives	(130)	652
Freestanding derivatives hedging embedded derivatives	(268)	(649)
Total VA program derivatives	(398)	3
Net derivative gains (losses)	$(2,534)	$(2,032)
The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $101 million ($80 million, net of income tax). This was primarily due to long-term interest rates increasing more significantly in the current period compared to the prior period. This unfavorably impacted the estimated fair value of receive fixed interest rate swaps. The unfavorable change was partially offset by key equity indexes decreasing in the current period versus increasing in the prior period, favorably impacting equity options and total rate of return swaps acquired primarily as part of our macro hedge program. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the items being hedged.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $401 million ($317 million, net of income tax). This was due to (i) an unfavorable change of $360 million, ($284 million, net of income tax) in other risks in embedded derivatives, and (ii) an unfavorable change of $132 million ($104 million, net of income tax) in market risks in embedded derivatives, net of freestanding derivatives hedging market risks in embedded derivatives, partially offset by a favorable change of $91 million ($71 million, net of income tax) in the nonperformance risk adjustment on embedded derivatives.
The aforementioned $360 million ($284 million, net of income tax) unfavorable change in other risks in embedded derivatives reflects actuarial assumption updates and a combination of factors, such as fees deducted from accounts, changes in the benefit base, premiums, lapses, withdrawals and deaths, in addition to changes to cross-effect, basis mismatch, risk margin and fund allocation.
The aforementioned $132 million ($104 million, net of income tax) unfavorable change reflects a $513 million ($405 million, net of income tax) unfavorable change in market risks in embedded derivatives, partially offset by a $381 million ($301 million, net of income tax) favorable change in freestanding derivatives hedging market risks in embedded derivatives.

The primary changes in market factors affecting the valuation of VA program derivatives are summarized as follows:
•Key equity index levels decreased in the current period versus increased in the prior period, contributing to an unfavorable change in our embedded derivatives and a favorable change in our freestanding derivatives. For example, the S&P 500 Index decreased 25% in the current period and increased 15% in the prior period.
•Long-term interest rates increased more significantly in the current period compared to the prior period, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives. For example, the 30-year U.S. swap rate increased 162 basis points in the current period and increased 39 basis points in the prior period.
The aforementioned $91 million ($71 million, net of income tax) favorable change in the nonperformance risk adjustment on embedded derivatives resulted from a favorable change of $57 million ($45 million, net of income tax) related to model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, in addition to a favorable change of $34 million ($26 million, net of income tax) related to changes in our own credit spread.
Net Investment Gains (Losses). The unfavorable change in net investment gains (losses) of $3.3 billion ($2.6 billion, net of income tax) primarily reflects (i) current period losses on sales of fixed maturity securities, (ii) the prior period gain on the disposition of MetLife P&C, (iii) net foreign currency transaction losses in the current period, (iv) lower gains on sales of real estate investments, and (v) mark-to-market losses in the current period compared to market-to-market gains in the prior period on equity securities, which are measured at fair value through net income (loss). These unfavorable changes were partially offset by prior period losses on the sale of MetLife Seguros and pending disposition of MetLife Poland and Greece.
Divested Businesses. Income (loss) before provision for income tax related to divested businesses, excluding net investment gains (losses) and net derivative gains (losses), decreased $105 million ($84 million, net of income tax) to a loss of $10 million ($3 million, net of income tax) in the current period from income of $95 million ($81 million, net of income tax) in the prior period. Included in this decrease was a decline in total revenues of $938 million, before income tax, and a decrease in total expenses of $833 million, before income tax. Divested businesses primarily included activity related to the disposition of MetLife P&C in the prior period.
Taxes. For the nine months ended September 30, 2022, our effective tax rate on income (loss) before provision for income tax was (7%), which reflects an income tax benefit despite having income before provisions for income tax. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax benefits from foreign earnings taxed at different rates than the U.S. statutory rate, tax credits, the corporate tax deduction for stock compensation and non-taxable investment income. For the nine months ended September 30, 2021, our effective tax rate on income (loss) before provision for income tax was equal to the U.S. statutory rate of 21% as tax charges from foreign earnings taxed at different rates than the U.S. statutory rate, the completed sales of MetLife P&C and MetLife Seguros, and the pending disposition of MetLife Poland and Greece, were offset by tax benefits related to tax credits, non-taxable investment income and the corporate tax deduction for stock compensation.
Actuarial Assumption Review and Certain Other Insurance Adjustments. For the results of our 2022 and 2021 annual actuarial assumption reviews, see “— Three Months Ended September 30, 2022 Compared with the Three Months Ended September 30, 2021 — Actuarial Assumption Review and Certain Other Insurance Adjustments.”
Certain other insurance adjustments recorded in the current period include a $115 million ($91 million, net of income tax) favorable reinsurance recapture in our U.S. segment, a $97 million ($77 million, net of income tax) favorable reinsurance settlement in our MetLife Holdings segment and a $114 million ($90 million, net of income tax) charge related to model refinements in our MetLife Holdings segment. These adjustments are included in adjusted earnings.
Adjusted Earnings. Adjusted earnings available to common shareholders decreased $1.8 billion, net of income tax, to $4.3 billion, net of income tax, for the nine months ended September 30, 2022 from $6.1 billion, net of income tax, for the nine months ended September 30, 2021.

Reconciliation of net income (loss) to adjusted earnings available to common shareholders and premiums, fees and other revenues to adjusted premiums, fees and other revenues
Three Months Ended September 30, 2022

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$837	$(421)	$77	$4	$29	$(195)	$331
Add: Preferred stock dividends	—	—	—	—	—	64	64
Add: Preferred stock redemption premium	—	—	—	—	—	—	—
Add: Net income (loss) attributable to noncontrolling interests	—	(1)	2	1	—	3	5
Net income (loss)	837	(422)	79	5	29	(128)	400
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(71)	(386)	20	(19)	(53)	95	(414)
Net derivative gains (losses)	284	(559)	10	7	(249)	27	(480)
Premiums	—	—	—	—	—	—	—
Universal life and investment-type product policy fees	—	(8)	—	1	19	—	12
Net investment income	(93)	(82)	(63)	(269)	(70)	(1)	(578)
Other revenues	—	—	—	1	—	39	40
Expenses:
Policyholder benefits and claims and policyholder dividends	(2)	66	(92)	(40)	211	—	143
Interest credited to policyholder account balances	—	53	(1)	250	—	—	302
Capitalization of DAC	—	—	—	—	—	—	—
Amortization of DAC and VOBA	—	8	—	1	108	—	117
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—
Other expenses	—	—	3	(1)	—	(62)	(60)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	(25)	289	31	14	4	(25)	288
Adjusted earnings	$744	$197	$171	$60	$59	(201)	1,030
Less: Preferred stock dividends						64	64
Adjusted earnings available to common shareholders						$(265)	$966

Premiums, fees and other revenues	$14,966	$1,781	$1,123	$547	$1,035	$127	$19,579
Less: adjustments to premiums, fees and other revenues	—	(8)	—	2	19	39	52
Adjusted premiums, fees and other revenues	$14,966	$1,789	$1,123	$545	$1,016	$88	$19,527

Three Months Ended September 30, 2021

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$978	$610	$(402)	$74	$501	$(240)	$1,521
Add: Preferred stock dividends	—	—	—	—	—	63	63
Add: Preferred stock redemption premium	—	—	—	—	—	—	—
Add: Net income (loss) attributable to noncontrolling interests	—	—	1	1	—	3	5
Net income (loss)	978	610	(401)	75	501	(174)	1,589
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	115	122	(199)	(13)	48	(157)	(84)
Net derivative gains (losses)	86	(34)	(299)	(9)	(3)	41	(218)
Premiums	—	—	—	57	—	—	57
Universal life and investment-type product policy fees	—	46	—	18	20	—	84
Net investment income	(89)	16	(9)	61	(74)	(5)	(100)
Other revenues	—	—	—	6	—	73	79
Expenses:
Policyholder benefits and claims and policyholder dividends	(8)	(21)	—	(43)	(108)	(1)	(181)
Interest credited to policyholder account balances	1	(55)	(8)	(58)	—	—	(120)
Capitalization of DAC	—	—	—	15	—	—	15
Amortization of DAC and VOBA	—	(30)	—	(13)	(15)	—	(58)
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—
Other expenses	—	—	1	(36)	—	(74)	(109)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	(22)	(3)	84	(4)	27	17	99
Adjusted earnings	$895	$569	$29	$94	$606	(68)	2,125
Less: Preferred stock dividends						63	63
Adjusted earnings available to common shareholders						$(131)	$2,062

Adjusted earnings available to common shareholders on a constant currency basis (1)	$895	$555	$19	$75	$606	$(131)	$2,019

Premiums, fees and other revenues	$6,408	$2,134	$988	$751	$1,161	$197	$11,639
Less: adjustments to premiums, fees and other revenues	—	46	—	81	20	73	220
Adjusted premiums, fees and other revenues	$6,408	$2,088	$988	$670	$1,141	$124	$11,419

Adjusted premiums, fees and other revenues on a constant currency basis (1)	$6,408	$1,762	$930	$583	$1,141	$124	$10,948
__________________
(1)Amounts for U.S., MetLife Holdings and Corporate & Other are shown on a reported basis, as constant currency impact is not significant.

Nine Months Ended September 30, 2022

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$1,941	$(1,250)	$318	$11	$319	$(299)	$1,040
Add: Preferred stock dividends	—	—	—	—	—	156	156
Add: Preferred stock redemption premium	—	—	—	—	—	—	—
Add: Net income (loss) attributable to noncontrolling interests	—	—	6	4	—	6	16
Net income (loss)	1,941	(1,250)	324	15	319	(137)	1,212
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(677)	(1,043)	58	(122)	(200)	367	(1,617)
Net derivative gains (losses)	532	(2,468)	72	(16)	(771)	117	(2,534)
Premiums	—	—	—	41	—	—	41
Universal life and investment-type product policy fees	—	(27)	—	19	57	—	49
Net investment income	(226)	(344)	(219)	(1,213)	(208)	3	(2,207)
Other revenues	—	—	—	6	—	132	138
Expenses:
Policyholder benefits and claims and policyholder dividends	12	88	(309)	(120)	438	—	109
Interest credited to policyholder account balances	—	252	43	1,204	—	—	1,499
Capitalization of DAC	—	—	—	11	—	—	11
Amortization of DAC and VOBA	—	35	—	(8)	79	—	106
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—
Other expenses	—	—	7	(26)	—	(187)	(206)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	75	1,094	92	63	124	(100)	1,348
Adjusted earnings	$2,225	$1,163	$580	$176	$800	(469)	4,475
Less: Preferred stock dividends						156	156
Adjusted earnings available to common shareholders						$(625)	$4,319

Premiums, fees and other revenues	$31,796	$5,701	$3,286	$1,803	$3,284	$411	$46,281
Less: adjustments to premiums, fees and other revenues	—	(27)	—	66	57	132	228
Adjusted premiums, fees and other revenues	$31,796	$5,728	$3,286	$1,737	$3,227	$279	$46,053

Nine Months Ended September 30, 2021

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$2,905	$1,171	$(319)	$34	$746	$640	$5,177
Add: Preferred stock dividends	—	—	—	—	—	166	166
Add: Preferred stock redemption premium	—	—	—	—	—	6	6
Add: Net income (loss) attributable to noncontrolling interests	—	1	4	2	—	8	15
Net income (loss)	2,905	1,172	(315)	36	746	820	5,364
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	473	62	(195)	(200)	94	1,421	1,655
Net derivative gains (losses)	127	(737)	(412)	6	(964)	(52)	(2,032)
Premiums	865	—	—	57	—	—	922
Universal life and investment-type product policy fees	—	59	—	26	60	—	145
Net investment income	(236)	77	(27)	479	(216)	6	83
Other revenues	11	—	—	6	—	168	185
Expenses:
Policyholder benefits and claims and policyholder dividends	(603)	(59)	91	(92)	(257)	(1)	(921)
Interest credited to policyholder account balances	2	(194)	(33)	(470)	—	—	(695)
Capitalization of DAC	89	—	—	15	—	—	104
Amortization of DAC and VOBA	(98)	(27)	—	(12)	—	—	(137)
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	(1)	(1)
Other expenses	(222)	1	3	(40)	—	(181)	(439)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	(84)	278	92	2	269	(344)	213
Adjusted earnings	$2,581	$1,712	$166	$259	$1,760	(196)	6,282
Less: Preferred stock dividends						166	166
Adjusted earnings available to common shareholders						$(362)	$6,116

Adjusted earnings available to common shareholders on a constant currency basis (1)	$2,581	$1,658	$134	$212	$1,760	$(362)	$5,983

Premiums, fees and other revenues	$19,812	$6,345	$2,797	$2,181	$3,545	$526	$35,206
Less: adjustments to premiums, fees and other revenues	876	59	—	89	60	168	1,252
Adjusted premiums, fees and other revenues	$18,936	$6,286	$2,797	$2,092	$3,485	$358	$33,954

Adjusted premiums, fees and other revenues on a constant currency basis (1)	$18,936	$5,551	$2,678	$1,880	$3,485	$358	$32,888
__________________
(1)Amounts for U.S., MetLife Holdings and Corporate & Other are shown on a reported basis, as constant currency impact is not significant.

Consolidated Results - Adjusted Earnings
Business Overview. Adjusted premiums, fees and other revenues for the three months ended September 30, 2022 increased $8.1 billion, or 71%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $8.6 billion, or 78%, compared to the prior period primarily due to higher premiums in our RIS business and growth in our Group Benefits business, both in our U.S. segment. Strong sales and solid persistency in our Latin America segment also contributed to the improvement in adjusted premiums, fees and other revenues. In our Asia segment, increases in Japan and Australia were partially offset by the impact of our actuarial assumption review in both periods. A decrease in adjusted premiums, fees and other revenues in our EMEA segment was primarily due to refinements to unearned revenue reserves in both periods. In our MetLife Holdings segment, we anticipate an annual decline in adjusted premiums, fees and other revenues of approximately 6% to 8% per year from expected business run-off.
Three Months Ended September 30, 2022 Compared with the Three Months Ended September 30, 2021
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the decrease in adjusted earnings were lower investment yields due to the unfavorable impact of lower equity market returns on our private equity funds and hedge funds, as well as higher interest credited expense, partially offset by favorable underwriting, primarily driven by an overall decline in COVID-19 related claims, higher net investment income due to a larger average invested asset base and the favorable change from our annual actuarial assumption reviews. In addition, the current period includes the favorable impact from a reinsurance recapture in our U.S. segment and the unfavorable impact from model refinements in our MetLife Holdings segment.
Foreign Currency. Changes in foreign currency exchange rates had a $43 million negative impact on adjusted earnings for the third quarter of 2022 compared to the prior period. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. We benefited from positive net flows from most of our businesses, which increased our average invested asset base and resulted in higher net investment income. However, consistent with the growth in average invested assets, interest credited expenses on certain insurance-related liabilities increased. Higher premiums, fees and other revenues, net of corresponding changes in policyholder benefits, improved adjusted earnings, primarily from growth in our Asia and Latin America segments, partially offset by a decline in our MetLife Holdings segment. Higher commissions were offset by higher DAC capitalization. In our U.S. segment, higher variable expenses, coupled with higher direct expenses, including certain employee-related costs, exceeded the corresponding increase in premiums, fees and other revenues. The combined impact of the items affecting our business growth, as well as higher DAC amortization, resulted in a $62 million decrease in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Excluding the impact of changes in foreign currency exchange rates on net investment income in our non-U.S. segments and changes in inflation rates on our inflation-indexed investments, investment yields decreased. The decrease in investment yields was primarily driven by the unfavorable impact of lower equity market returns on our private equity and hedge funds, lower prepayment fees and lower real estate market returns on our real estate investments, primarily real estate funds. These decreases were partially offset by the favorable impact of higher yields on our fixed income securities. The changes in market factors discussed above resulted in a $1.4 billion decrease in adjusted earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Favorable underwriting resulted in a $286 million increase in adjusted earnings and reflected overall lower impacts from the COVID-19 pandemic. This was primarily driven by favorable mortality in our U.S. and Latin America segments, partially offset by unfavorable claims experience in our Asia segment. The favorable change from our annual actuarial assumption reviews resulted in a net increase of $173 million in adjusted earnings. Refinements to certain insurance and other liabilities in both periods resulted in a $42 million increase in adjusted earnings, which includes the favorable impact from a reinsurance recapture in our U.S. segment mostly offset by model refinements in our MetLife Holdings segment, all in the current period.
Expenses. Adjusted earnings decreased $67 million primarily due to increases in corporate-related expenses and employee-related costs.

Taxes. For the three months ended September 30, 2022, our effective tax rate on adjusted earnings was 23%, which differed from the U.S. statutory rate of 21% primarily due to tax charges from foreign earnings taxed at different rates than the U.S. statutory rate, partially offset by tax benefits from tax credits. For the three months ended September 30, 2021, our effective tax rate on adjusted earnings was equal to the U.S. statutory rate of 21% as benefits from tax credits and non-taxable investment income were offset by tax charges from foreign earnings taxed at different rates than the U.S. statutory rate.
Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the decrease in adjusted earnings were lower investment yields due to the unfavorable impact of lower equity market returns on our private equity funds and hedge funds, higher interest credited expense and higher expenses, partially offset by higher net investment income due to a larger average invested asset base, favorable underwriting, primarily driven by an overall decline in COVID-19 related claims, and the favorable change from our annual actuarial assumption reviews. In addition, the current period includes the favorable impacts from a reinsurance recapture in our U.S. segment and a reinsurance settlement in our MetLife Holdings segment, as well as the unfavorable impact from model refinements in our MetLife Holdings segment and the prior period included the release of a legal reserve.
Foreign Currency. Changes in foreign currency exchange rates had a $134 million negative impact on adjusted earnings for the first nine months of 2022 compared to the prior period. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. We benefited from positive net flows from most of our businesses, which increased our average invested asset base and resulted in higher net investment income. However, consistent with the growth in average invested assets, interest credited expenses on certain insurance-related liabilities increased. Higher premiums, fees and other revenues, net of corresponding changes in policyholder benefits, improved adjusted earnings, primarily from growth in our Asia, Latin America and EMEA segments, partially offset by a decline in our MetLife Holdings segment. Higher commissions were offset by higher DAC capitalization. The combined impact of the items affecting our business growth, partially offset by higher DAC amortization, resulted in a $430 million increase in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Excluding the impact of changes in foreign currency exchange rates on net investment income in our non-U.S. segments and changes in inflation rates on our inflation-indexed investments, investment yields decreased. The decrease in investment yields was primarily driven by the unfavorable impact of lower equity market returns on our private equity funds, hedge funds, and fair value option securities (“FVO Securities”), as well as lower prepayment fees. These decreases were partially offset by higher yields on our fixed income securities, as well as the favorable impact of higher real estate market returns on our real estate investments. The changes in market factors discussed above resulted in a $2.7 billion decrease in adjusted earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Favorable underwriting resulted in a $563 million increase in adjusted earnings and reflected overall lower impacts from the COVID-19 pandemic. This was primarily driven by favorable mortality in our U.S. and Latin America segments, partially offset by unfavorable claims experience in our Asia segment. The favorable change from our annual actuarial assumption reviews resulted in a net increase of $173 million in adjusted earnings. Refinements to certain insurance and other liabilities in both periods resulted in a $127 million increase in adjusted earnings, which includes the favorable impacts from a reinsurance recapture in our U.S. segment and a reinsurance settlement in our MetLife Holdings segment, mostly offset by model refinements in our MetLife Holdings segment, all in the current period.
Expenses. Adjusted earnings decreased $273 million primarily due to increases in corporate-related expenses and employee-related costs, as well as the release of a legal reserve in the prior period.

Taxes. For the nine months ended September 30, 2022, our effective tax rate on adjusted earnings was 22%, which differed from the U.S. statutory rate of 21% primarily due to tax charges from foreign earnings taxed at different rates than the U.S. statutory rate offset by tax benefits from tax credits, the corporate tax deduction for stock compensation and non-taxable investment income. For the nine months ended September 30, 2021, our effective tax rate on adjusted earnings was equal to the U.S. statutory rate of 21% as tax benefits from tax credits, non-taxable investment income and the corporate tax deduction for stock compensation were offset by tax charges from foreign earnings taxed at different rates than the U.S. statutory rate.

Segment Results and Corporate & Other
U.S.
Business Overview. Adjusted premiums, fees and other revenues for the three months ended September 30, 2022 increased $8.6 billion, or 134%, compared to the prior period. This was primarily due to higher premiums in our RIS business, as well as growth in our Group Benefits business. The increase in premiums in RIS was mainly driven by a large pension risk transfer transaction in the current period. Changes in RIS premiums are mostly offset by a corresponding change in policyholder benefits. The increase in our Group Benefits business was primarily due to growth from our voluntary products, group disability, dental and group life businesses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Adjusted revenues
Premiums	$14,164	$5,746	$29,582	$16,919
Universal life and investment-type product policy fees	286	279	867	858
Net investment income	1,716	2,098	5,300	6,106
Other revenues	516	383	1,347	1,159
Total adjusted revenues	16,682	8,506	37,096	25,042
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	14,265	6,118	30,151	17,999
Interest credited to policyholder account balances	478	362	1,212	1,080
Capitalization of DAC	(23)	(17)	(60)	(48)
Amortization of DAC and VOBA	15	26	43	50
Interest expense on debt	3	1	6	4
Other expenses	1,003	886	2,931	2,695
Total adjusted expenses	15,741	7,376	34,283	21,780
Provision for income tax expense (benefit)	197	235	588	681
Adjusted earnings	$744	$895	$2,225	$2,581

Adjusted premiums, fees and other revenues	$14,966	$6,408	$31,796	$18,936
Three Months Ended September 30, 2022 Compared with the Three Months Ended September 30, 2021
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. The impact of positive flows from pension risk transfer transactions and funding agreement issuances resulted in higher average invested assets, improving net investment income. However, this was partially offset by a corresponding increase in interest credited expenses on long duration insurance and investment-type products. Higher variable expenses, coupled with higher direct expenses, including certain employee-related costs, exceeded the corresponding increase in premiums, fees and other revenues. The combined impact of the items affecting our business growth decreased adjusted earnings by $8 million.
Market Factors. Market factors, including interest rate levels, variability in equity market returns and foreign currency fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased primarily driven by the unfavorable impact of lower equity market returns on our private equity funds and lower real estate market returns on our real estate investments, primarily real estate funds. This was partially offset by higher yields on fixed income securities and mortgage loans. The impact of interest rate fluctuations resulted in an increase in our average interest credited rates on long duration insurance and investment-type products, which drove an increase in interest credited expenses. The changes in market factors discussed above resulted in a $537 million decrease in adjusted earnings.

Underwriting and Other Insurance Adjustments. Favorable mortality in our Group Benefits business resulted in an increase in adjusted earnings of $343 million. This was driven by decreases in both incidence and severity of COVID-19 and non-COVID-19 claims. Less favorable mortality in our RIS business resulted in a decrease in adjusted earnings of $51 million, driven by our structured settlement, pension risk transfer and institutional income annuity businesses. Unfavorable claims experience in our group disability, individual disability and dental businesses, partially offset by favorable claims experience in our vision business and growth in our accident & health business resulted in a $38 million decrease in adjusted earnings. Refinements to certain insurance and other liabilities in both periods resulted in a $138 million increase in adjusted earnings, which includes the favorable impact from a reinsurance recapture in the current period.
Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. The impact of positive flows from pension risk transfer transactions and funding agreement issuances resulted in higher average invested assets, improving net investment income. However, this was partially offset by a corresponding increase in interest credited expenses on long duration insurance and investment-type products. Higher direct expenses, including certain employee-related costs, coupled with an increase in variable expenses, exceeded the corresponding increase in premiums, fees and other revenues. The combined impact of the items affecting our business growth increased adjusted earnings by $204 million.
Market Factors. Market factors, including interest rate levels, variability in equity market returns and foreign currency fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased primarily driven by the unfavorable impact of lower equity market returns on our private equity funds and hedge funds, partially offset by higher yields on fixed income securities and mortgage loans, as well as the favorable impact of higher real estate market returns on our real estate investments. The impact of interest rate fluctuations resulted in an increase in our average interest credited rates on long duration insurance and investment-type products, which drove an increase in interest credited expenses. The changes in market factors discussed above resulted in a $1.1 billion decrease in adjusted earnings.
Underwriting and Other Insurance Adjustments. Favorable mortality in our Group Benefits business resulted in an increase in adjusted earnings of $510 million. This was driven by decreases in both incidence and severity of COVID-19 and non-COVID-19 claims. Less favorable mortality in our RIS business resulted in a decrease in adjusted earnings of $62 million, primarily driven by our structured settlement and pension risk transfer businesses. Unfavorable claims experience in our group disability and individual disability businesses, partially offset by growth in our accident & health business and favorable claims experience in our vision and dental businesses, resulted in a $25 million decrease in adjusted earnings. Refinements to certain insurance and other liabilities in both periods resulted in a $158 million increase in adjusted earnings, which includes the favorable impact from a reinsurance recapture in the current period.

Asia
Business Overview. Adjusted premiums, fees and other revenues for the three months ended September 30, 2022 decreased $299 million, or 14%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $27 million, or 2%, compared to the prior period, mainly due to increases in Japan and Australia, partially offset by the impact of our annual actuarial assumption review in both periods. In Japan, higher fees from foreign currency-denominated life and fixed annuity products were partially offset by a decrease in premiums from yen-denominated life products. The increase in Australia was primarily due to higher group sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Adjusted revenues
Premiums	$1,347	$1,594	$4,295	$4,861
Universal life and investment-type product policy fees	421	477	1,367	1,371
Net investment income	827	1,354	3,081	3,776
Other revenues	21	17	66	54
Total adjusted revenues	2,616	3,442	8,809	10,062
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	1,257	1,220	3,670	3,750
Interest credited to policyholder account balances	497	513	1,488	1,498
Capitalization of DAC	(358)	(373)	(1,120)	(1,203)
Amortization of DAC and VOBA	190	470	799	1,080
Amortization of negative VOBA	(11)	(5)	(27)	(20)
Other expenses	749	811	2,349	2,542
Total adjusted expenses	2,324	2,636	7,159	7,647
Provision for income tax expense (benefit)	95	237	487	703
Adjusted earnings	$197	$569	$1,163	$1,712

Adjusted earnings on a constant currency basis	$197	$555	$1,163	$1,658

Adjusted premiums, fees and other revenues	$1,789	$2,088	$5,728	$6,286
Adjusted premiums, fees and other revenues on a constant currency basis	$1,789	$1,762	$5,728	$5,551
Three Months Ended September 30, 2022 Compared with the Three Months Ended September 30, 2021
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $14 million for the third quarter of 2022 compared to the prior period, primarily due to the weakening of the Korean won and Japanese yen against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Increased premiums, fees and other revenues, partially offset by higher policyholder benefits, contributed to Asia’s business growth. Consistent with this business growth, commissions increased, but were offset by DAC capitalization. Positive net flows in Japan and Korea resulted in higher average invested assets, which improved net investment income. The increase in net investment income was offset by a corresponding increase in interest credited expenses on certain insurance liabilities. The combined impact of the items affecting our business growth, partially offset by higher DAC amortization, improved adjusted earnings by $19 million.

Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased, driven by the unfavorable impact of lower equity market returns on our private equity funds, as well as lower real estate market returns on our real estate investments, primarily real estate funds. These unfavorable impacts were partially offset by higher yields on fixed income securities supporting products sold in Japan denominated in U.S. dollars and Japanese yen. A decrease in interest credited expenses on certain insurance liabilities also improved adjusted earnings. The changes in market factors discussed above decreased adjusted earnings by $353 million.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Unfavorable underwriting, mainly driven by COVID-19-related claims in Japan, decreased adjusted earnings by $116 million. The favorable change from our annual actuarial assumption reviews resulted in a net increase of $102 million in adjusted earnings. Refinements to certain insurance liabilities and other liabilities in both periods resulted in an $8 million increase in adjusted earnings.
Expenses. Higher expenses, primarily driven by other operating expenses, as well as an increase in corporate overhead costs, decreased adjusted earnings by $19 million.
Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $54 million for the first nine months of 2022 compared to the prior period, primarily due to the weakening of the Japanese yen, Korean won and Australian dollar against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Increased premiums, fees and other revenues, as well as lower variable expenses, were partially offset by higher policyholder benefits and commissions, net of DAC capitalization, which contributed to Asia’s business growth. Positive net flows in Japan and Korea resulted in higher average invested assets, which improved net investment income. The increase in net investment income was largely offset by a corresponding increase in interest credited expenses on certain insurance liabilities. The combined impact of the items affecting our business growth, partially offset by higher DAC amortization, improved adjusted earnings by $98 million.
Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased, driven by the unfavorable impact of lower equity market returns on our private equity and hedge funds, and lower net investment income on derivatives. These unfavorable impacts were partially offset by the favorable impact of higher real estate market returns on our real estate investments, primarily real estate funds, as well as higher yields on fixed income securities supporting products sold in Japan denominated in U.S. dollars and Japanese yen. In addition, there were higher earnings from our operating joint ventures in China and India. In addition, a decrease in interest credited expenses on certain insurance liabilities improved adjusted earnings. The changes in market factors discussed above decreased adjusted earnings by $488 million.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Unfavorable underwriting, mainly driven by COVID-19-related claims in Japan, decreased adjusted earnings by $176 million. The favorable change from our annual actuarial assumption reviews resulted in a net increase of $102 million in adjusted earnings. Refinements to certain insurance liabilities and other liabilities in both periods resulted in an $11 million increase in adjusted earnings.
Expenses. Higher expenses, primarily driven by higher employee-related and other operating expenses, as well as an increase in corporate overhead costs, decreased adjusted earnings by $44 million.

Latin America
Business Overview. Adjusted premiums, fees and other revenues for the three months ended September 30, 2022 increased $135 million, or 14%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $193 million, or 21%, compared to the prior period, mainly driven by strong sales and solid persistency across the region.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Adjusted revenues
Premiums	$823	$705	$2,381	$1,936
Universal life and investment-type product policy fees	290	274	876	831
Net investment income	399	306	1,180	913
Other revenues	10	9	29	30
Total adjusted revenues	1,522	1,294	4,466	3,710
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	874	885	2,454	2,370
Interest credited to policyholder account balances	89	63	241	182
Capitalization of DAC	(130)	(109)	(363)	(304)
Amortization of DAC and VOBA	68	62	238	205
Interest expense on debt	3	2	10	4
Other expenses	398	363	1,122	1,041
Total adjusted expenses	1,302	1,266	3,702	3,498
Provision for income tax expense (benefit)	49	(1)	184	46
Adjusted earnings	$171	$29	$580	$166

Adjusted earnings on a constant currency basis	$171	$19	$580	$134

Adjusted premiums, fees and other revenues	$1,123	$988	$3,286	$2,797
Adjusted premiums, fees and other revenues on a constant currency basis	$1,123	$930	$3,286	$2,678
Three Months Ended September 30, 2022 Compared with the Three Months Ended September 30, 2021
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $10 million for the third quarter of 2022 compared to the prior period, mainly due to the weakening of foreign currencies against the U.S. dollar, primarily the Chilean peso. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Latin America experienced premium and fee growth across the region, primarily in Chile and Mexico. The increase in premiums and fees was partially offset by related changes in policyholder benefits. An increase in average invested assets, primarily in Chile and Mexico, generated higher net investment income. The increase in net investment income was partially offset by a corresponding increase in interest credited expenses on certain insurance liabilities. Business growth in the region drove an increase in commissions and other variable expenses, which was offset by higher DAC capitalization. The combined impact of the items affecting business growth, partially offset by higher DAC amortization, increased adjusted earnings by $25 million.

Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields increased, driven by higher yields on fixed maturity securities and mortgage loans in Chile and Mexico, and higher earnings from a joint venture investment in Chile, partially offset by lower equity market returns on private equity funds. An increase in interest credited expenses on certain insurance liabilities also decreased adjusted earnings. The changes in market factors discussed above, as well as the net impact of inflation, resulted in a slight decrease in adjusted earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Favorable underwriting drove a $118 million increase in adjusted earnings. This increase includes a decline in COVID-19-related claims, primarily in Mexico and Brazil. The favorable change from our annual actuarial assumption reviews resulted in a net increase of $9 million in adjusted earnings. Refinements to certain insurance liabilities and other liabilities in both periods resulted in a $6 million increase in adjusted earnings.
Expenses and Taxes. Adjusted earnings decreased $14 million due to higher employee-related costs and the region’s continued investment in technology. Tax-related adjustments in both periods resulted in a $10 million increase in adjusted earnings, primarily driven by a recurring tax item related to inflation in Chile.
Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $32 million for the first nine months of 2022 compared to the prior period, mainly due to the weakening of foreign currencies against the U.S. dollar, primarily the Chilean peso. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Latin America experienced premium and fee growth across the region, primarily in Chile and Mexico. The increase in premiums and fees was partially offset by related changes in policyholder benefits. An increase in average invested assets, primarily in Chile and Mexico, generated higher net investment income. The increase in net investment income was partially offset by a corresponding increase in interest credited expenses on certain insurance liabilities. Business growth in the region drove an increase in commissions and other variable expenses, which was offset by higher DAC capitalization. The combined impact of the items affecting business growth, partially offset by higher DAC amortization, increased adjusted earnings by $46 million.
Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields increased, driven by higher yields on fixed maturity securities and mortgage loans in Chile and Mexico, and higher earnings from a joint venture investment in Chile, partially offset by lower equity market returns on private equity funds. An increase in interest credited expenses on certain insurance liabilities also decreased adjusted earnings. The changes in market factors discussed above, as well as the net impact of inflation, resulted in a $38 million increase in adjusted earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Favorable underwriting drove a $340 million increase in adjusted earnings. This increase includes a decline in COVID-19-related claims, primarily in Mexico and Brazil, as well as a reduction to the IBNR reserve that was established in the prior year. The favorable change from our annual actuarial assumption reviews resulted in a net increase of $9 million in adjusted earnings. Refinements to certain insurance liabilities and other liabilities in both periods resulted in a $12 million increase in adjusted earnings.
Expenses and Taxes. Adjusted earnings decreased $32 million due to higher employee-related costs and the region’s continued investment in technology, partially offset by the impact of continued expense discipline. Tax-related adjustments in both periods resulted in a $34 million increase in adjusted earnings, primarily driven by a recurring tax item related to inflation in Chile.

EMEA
Business Overview. Adjusted premiums, fees and other revenues for the three months ended September 30, 2022 decreased $125 million, or 19%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, decreased $38 million, or 7%, compared to the prior period primarily due to (i) a prior period favorable refinement to an unearned revenue reserve in Czech Republic and Slovakia, (ii) a current period unfavorable refinement to an unearned revenue reserve in the Gulf, and (iii) decreases in our corporate solutions and variable life businesses in the Gulf, as well as our pension business in Romania, partially offset by growth in our (i) accident & health business across the region, (ii) corporate solutions business in Egypt and (iii) credit life business in Turkey and Romania.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Adjusted revenues
Premiums	$475	$532	$1,476	$1,751
Universal life and investment-type product policy fees	62	128	236	302
Net investment income	40	46	119	171
Other revenues	8	10	25	39
Total adjusted revenues	585	716	1,856	2,263
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	239	268	758	944
Interest credited to policyholder account balances	16	17	53	66
Capitalization of DAC	(96)	(110)	(305)	(359)
Amortization of DAC and VOBA	79	118	260	274
Amortization of negative VOBA	(1)	(1)	(4)	(5)
Other expenses	269	308	863	1,006
Total adjusted expenses	506	600	1,625	1,926
Provision for income tax expense (benefit)	19	22	55	78
Adjusted earnings	$60	$94	$176	$259

Adjusted earnings on a constant currency basis	$60	$75	$176	$212

Adjusted premiums, fees and other revenues	$545	$670	$1,737	$2,092
Adjusted premiums, fees and other revenues on a constant currency basis	$545	$583	$1,737	$1,880
Three Months Ended September 30, 2022 Compared with the Three Months Ended September 30, 2021
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $19 million for the third quarter of 2022 as compared to the prior period, primarily driven by the strengthening of the U.S. dollar against the Turkish lira, euro and British pound. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Decreases in our (i) corporate solutions and variable life businesses in the Gulf, and (ii) pension business in Romania, partially offset by growth in our (i) accident & health business across the region, (ii) credit life business in Turkey, and (iii) corporate solutions business in Egypt, resulted in a $2 million decrease in adjusted earnings.
Market Factors. Market factors, including interest rate levels and variability in equity market returns increased adjusted earnings by $4 million. This was primarily due to a decrease in DAC amortization in our variable life business as a result of equity market movements.

Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Adjusted earnings decreased $8 million as a result of unfavorable underwriting experience in our (i) corporate solutions business in the U.K., (ii) ordinary life business in Portugal and France, and (iii) accident & health business across the region, partially offset by favorable underwriting experience in our (i) corporate solutions business in Egypt, (ii) ordinary life business in the Gulf, and (iii) credit life business in Turkey and Romania. The favorable change from our annual actuarial assumption reviews resulted in a net increase of $10 million in adjusted earnings. Refinements to certain insurance-related assets and liabilities in both periods resulted in a $20 million decrease in adjusted earnings.
Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $47 million for the first nine months of 2022 as compared to the prior period, primarily driven by the strengthening of the U.S. dollar against the Turkish lira, euro, British pound and Egyptian pound. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Growth in our (i) accident & health business across the region, (ii) credit life business in Turkey, (iii) corporate solutions business in Egypt and (iv) ordinary life business in Europe, partially offset by decreases in our corporate solutions and variable life businesses in the Gulf, as well as our pension business in Romania, resulted in a $5 million increase in adjusted earnings.
Market Factors. Market factors, including interest rate levels and variability in equity market returns decreased adjusted earnings by $7 million. This was primarily due to an increase in DAC amortization in our variable life business as a result of equity market movements.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Adjusted earnings increased $21 million as a result of favorable underwriting experience, primarily due to the impact of the COVID-19 pandemic, which resulted in lower utilization in the first nine months of 2022 and higher claims in the prior period. Favorable underwriting experience in our (i) corporate solutions business in Egypt and the Gulf, (ii) variable life business in Lebanon and Czech Republic, and (iii) credit life business in Turkey and Romania were partially offset by unfavorable underwriting experience in our (i) ordinary life business in France, (ii) corporate solutions business in the U.K., and (iii) accident & health business across the region. The favorable change from our annual actuarial assumption reviews resulted in a net increase of $10 million in adjusted earnings. Refinements to certain insurance-related assets and liabilities in both periods resulted in a $41 million decrease in adjusted earnings.
Expenses. Higher expenses resulted in a $13 million decrease in adjusted earnings mainly due to various operating expenses across the region.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Adjusted revenues
Premiums	$745	$805	$2,281	$2,471
Universal life and investment-type product policy fees	232	279	840	826
Net investment income	1,118	1,771	3,807	4,960
Other revenues	39	57	106	188
Total adjusted revenues	2,134	2,912	7,034	8,445
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	1,659	1,611	4,610	4,683
Interest credited to policyholder account balances	202	212	607	632
Capitalization of DAC	(6)	(8)	(21)	(25)
Amortization of DAC and VOBA	(20)	80	130	190
Interest expense on debt	2	1	5	4
Other expenses	228	255	706	752
Total adjusted expenses	2,065	2,151	6,037	6,236
Provision for income tax expense (benefit)	10	155	197	449
Adjusted earnings	$59	$606	$800	$1,760

Adjusted premiums, fees and other revenues	$1,016	$1,141	$3,227	$3,485
Three Months Ended September 30, 2022 Compared with the Three Months Ended September 30, 2021
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. A decrease in average invested assets resulted in lower net investment income, decreasing adjusted earnings. In our deferred annuity business, negative net flows resulted in lower asset-based fee income. In addition, premiums declined due to business run-off and the impact of dividend scale reductions in both periods. The combined impact of the items affecting our business growth resulted in a $78 million decrease in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased, driven by the unfavorable impact of lower equity market returns on our private equity and hedge funds, and lower prepayment fees. In addition, there were lower returns on our real estate investments, primarily real estate funds, and lower yields on mortgage loans. The changes in market factors discussed above resulted in a $495 million decrease in adjusted earnings.

Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Favorable underwriting, mainly in our life business resulted in a $32 million increase in adjusted earnings. The favorable change from our annual actuarial assumption reviews resulted in a net increase of $52 million in adjusted earnings. Refinements to certain insurance-related liabilities in the current period resulted in a $90 million decrease in adjusted earnings, which include the unfavorable impact from model refinements. Dividend scale reductions, as well as run-off in the Metropolitan Life Insurance Company’s (“MLIC”) closed block, contributed to lower dividend expense, net of DAC amortization, and resulted in a $16 million increase in adjusted earnings.
Expenses. Adjusted earnings increased by $16 million mainly due to lower corporate-related expenses.
Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. In our deferred annuity business, negative net flows resulted in lower asset-based fee income. In addition, premiums declined due to business run-off and the impact of dividend scale reductions in both periods. The combined impact of the items affecting our business growth, partially offset by lower DAC amortization, resulted in a $47 million decrease in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased driven by the unfavorable impact of lower equity market returns on our private equity and hedge funds, lower prepayment fees and lower yields on our fixed income securities and mortgage loans. These declines were partially offset by the impact of higher real estate market returns on our real estate investments. The changes in market factors discussed above resulted in a $988 million decrease in adjusted earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Less favorable underwriting, mainly in our long-term care business, reflecting a smaller impact from the COVID-19 pandemic in the current period, partially offset by favorable underwriting in our life business, resulted in a $46 million decrease in adjusted earnings. The favorable change from our annual actuarial assumption reviews resulted in a net increase of $52 million in adjusted earnings. Refinements to certain insurance-related liabilities, which include the unfavorable impact from model refinements, partially offset by a reinsurance settlement, all in the current period, resulted in a $13 million decrease in adjusted earnings. Dividend scale reductions, as well as run-off in the MLIC closed block, contributed to lower dividend expense, net of DAC amortization, and resulted in a $58 million increase in adjusted earnings.
Expenses. Adjusted earnings increased by $27 million mainly due to lower corporate-related expenses.

Corporate & Other

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Adjusted revenues
Premiums	$(7)	$16	$(17)	$54
Universal life and investment-type product policy fees	(1)	—	1	1
Net investment income	63	93	172	153
Other revenues	96	108	295	303
Total adjusted revenues	151	217	451	511
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	(3)	9	(12)	36
Capitalization of DAC	(2)	(3)	(7)	(9)
Amortization of DAC and VOBA	3	2	7	7
Interest expense on debt	231	236	669	683
Other expenses	186	137	506	278
Total adjusted expenses	415	381	1,163	995
Provision for income tax expense (benefit)	(63)	(96)	(243)	(288)
Adjusted earnings	(201)	(68)	(469)	(196)
Less: Preferred stock dividends	64	63	156	166
Adjusted earnings available to common shareholders	$(265)	$(131)	$(625)	$(362)

Adjusted premiums, fees and other revenues	$88	$124	$279	$358
The table below presents adjusted earnings available to common shareholders by source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Business activities	$36	$41	$106	$98
Net investment income	60	95	170	159
Interest expense on debt	(240)	(247)	(693)	(716)
Corporate initiatives and projects	(15)	(25)	(48)	(74)
Other	(105)	(28)	(247)	49
Provision for income tax (expense) benefit and other tax-related items	63	96	243	288
Preferred stock dividends	(64)	(63)	(156)	(166)
Adjusted earnings available to common shareholders	$(265)	$(131)	$(625)	$(362)
Three Months Ended September 30, 2022 Compared with the Three Months Ended September 30, 2021
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Activities. Adjusted earnings from business activities decreased $4 million. This was primarily related to lower results from certain of our businesses.
Net Investment Income. Net investment income decreased $28 million, primarily due to lower returns on our equity market sensitive investments, including private equity funds, and lower yields on our mortgage loans. These decreases were partially offset by higher income on our real estate investments.

Interest Expense on Debt. Interest expense on debt decreased by $6 million, primarily due to a senior note redemption in July 2021, partially offset by a senior note issuance in July 2022.
Corporate Initiatives and Projects & Other. Adjusted earnings decreased $53 million, primarily as a result of increases in certain corporate-related expenses and employee-related costs.
Provision for Income Tax (Expense) Benefit and Other Tax-Related Items. An unfavorable change in Corporate & Other’s taxes was primarily due to lower utilization of tax preferenced items, which include non-taxable investment income, tax credits and foreign earnings taxed at different rates than the U.S. statutory rate.
Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Activities. Adjusted earnings from business activities increased $6 million. This was primarily related to improved results from certain of our businesses.
Net Investment Income. Net investment income increased $9 million, primarily due to a higher average invested asset base, as well as increased income on real estate investments. These increases were partially offset by lower returns on our equity market sensitive investments, including private equity funds and FVO Securities, as well as lower yields on our mortgage loans.
Interest Expense on Debt. Interest expense on debt decreased by $18 million, primarily due to a senior note redemption in July 2021, partially offset by a senior note issuance in July 2022.
Corporate Initiatives and Projects & Other. Adjusted earnings decreased $214 million, primarily as a result of an increase in corporate-related expenses, the release of a legal reserve in the prior period and higher interest expense on tax positions due to audit settlements in both periods.
Provision for Income Tax (Expense) Benefit and Other Tax-Related Items. An unfavorable change in Corporate & Other’s taxes was primarily due to lower utilization of tax preferenced items, which include non-taxable investment income, tax credits and foreign earnings taxed at different rates than the U.S. statutory rate, partially offset by lower taxes on stock compensation.
Preferred Stock Dividends. Adjusted earnings available to common shareholders increased $10 million primarily as a result of the redemption and cancellation of the Series C preferred stock, in June 2021.

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

	Selected Country Fixed Maturity Securities AFS at September 30, 2022
Country	Sovereign (1)	Financial Services	Non-Financial Services	Total (2)
	(Dollars in millions)
Italy	15	52	511	578
Colombia	312	54	133	499
Peru	110	20	197	327
Ukraine (3)	54	—	2	56
Russian Federation (3)	43	—	3	46
Turkey	34	—	9	43
Total	$568	$126	$855	$1,549
Investment grade %	31.4%	55.9%	64.8%	51.8%
__________________
(1)Sovereign includes government and agency.
(2)The par value, amortized cost net of ACL and estimated fair value, net of purchased and written credit default swaps, of these securities were $1.9 billion, $1.8 billion and $1.5 billion, respectively, at September 30, 2022. The notional value and estimated fair value of the net purchased and written credit default swaps were $76 million and $11 million, respectively, at September 30, 2022.

(3)As of September 30, 2022, the amortized cost, ACL and amortized cost, net of ACL of our Russian Federation sovereign securities were $120 million, $79 million and $41 million, respectively; and the amortized cost, ACL and amortized cost, net of ACL of our Russian Federation corporate securities were $7 million, $4 million and $3 million, respectively. As of September 30, 2022, the amortized cost, ACL and amortized cost, net of ACL of our Ukraine sovereign securities were $91 million, $37 million and $54 million, respectively; and the amortized cost, ACL and amortized cost, net of ACL of our Ukraine corporate securities were $3 million, $1 million and $1 million, respectively.
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
Investment Portfolio Results
The reconciliation of net investment income under GAAP to adjusted net investment income is presented below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Net investment income — GAAP	$3,585	$5,568	$11,452	$16,162
Investment hedge adjustments	252	228	699	660
Unit-linked investment income	321	(114)	1,507	(699)
Other	5	(14)	1	(44)
Adjusted net investment income (1)	$4,163	$5,668	$13,659	$16,079
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

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
Asset Class	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount
	(Dollars in millions)
Fixed maturity securities AFS (2), (3)	3.81%	$2,773	3.71%	$2,761	3.66%	$8,120	3.73%	$8,330
Mortgage loans (3)	4.37	898	4.12	837	4.20	2,553	4.18	$2,583
Real estate and real estate joint ventures	5.75	179	6.00	181	7.51	697	4.28	$385
Policy loans	5.18	114	5.09	118	5.13	344	5.14	$359
Equity securities	6.40	14	4.85	8	4.14	26	4.69	$28
Other limited partnership interests	(5.35)	(194)	48.43	1,542	8.26	903	45.04	$3,877
Cash and short-term investments	2.54	78	0.70	20	1.74	151	0.76	$62
Other invested assets	—	426	—	342	—	1,274	—	$906
Investment income	3.98%	4,288	5.36%	5,809	4.33%	14,068	5.09%	$16,530
Investment fees and expenses	(0.12)	(125)	(0.12)	(125)	(0.12)	(398)	(0.12)	$(399)
Net investment income including divested businesses (4)	3.86%	4,163	5.24%	5,684	4.21%	13,670	4.97%	$16,131
Less: net investment income from divested businesses (4)		—		16		11		$52
Adjusted net investment income		$4,163		$5,668		$13,659		$16,079
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
(2)Investment income (loss) from fixed maturity securities includes amounts from FVO Securities of ($43) million and ($197) million for the three months and nine months ended September 30, 2022, respectively, and $6 million and $92 million for the three months and nine months ended September 30, 2021, respectively.
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
Fixed Maturity Securities AFS and Equity Securities
The following table presents fixed maturity securities AFS and equity securities by type (public or private) and information about perpetual and redeemable securities held at:

	September 30, 2022		December 31, 2021
Securities by Type	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities AFS
Publicly-traded	$208,818	77.1%	$267,040	78.5%
Privately-placed	61,947	22.9	73,234	21.5
Total fixed maturity securities AFS	$270,765	100.0%	$340,274	100.0%
Percentage of cash and invested assets	60.4%		66.1%
Equity securities
Publicly-traded	$761	78.2%	$1,118	88.1%
Privately-held	212	21.8	151	11.9
Total equity securities	$973	100.0%	$1,269	100.0%
Percentage of cash and invested assets	0.2%		0.2%
Perpetual and redeemable securities
Perpetual securities included within fixed maturity securities AFS and equity securities	$282		$321
Redeemable preferred stock with a stated maturity included within fixed maturity securities AFS	$834		$864
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

	September 30, 2022
Level	Fixed Maturity Securities AFS		Equity Securities
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$15,587	5.8%	$592	60.8%
Level 2
Independent pricing sources	229,008	84.6	167	17.2
Internal matrix pricing or discounted cash flow techniques	563	0.2	45	4.6
Significant other observable inputs	229,571	84.8	212	21.8
Level 3
Independent pricing sources	19,803	7.3	19	2.0
Internal matrix pricing or discounted cash flow techniques	5,483	2.0	147	15.1
Independent broker quotations	321	0.1	3	0.3
Significant unobservable inputs	25,607	9.4	169	17.4
Total estimated fair value	$270,765	100.0%	$973	100.0%
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
The majority of the Level 3 fixed maturity securities AFS and equity securities were concentrated in three sectors at September 30, 2022: U.S. corporate securities, foreign corporate securities and RMBS. During the three months ended September 30, 2022, Level 3 fixed maturity securities AFS decreased by $2.4 billion, or 9%. The decrease was driven by a decrease in estimated fair value recognized in other comprehensive income (loss) and by transfers out of Level 3 in excess of transfers into Level 3, partially offset by purchases in excess of sales. During the nine months ended September 30, 2022, Level 3 fixed maturity securities AFS decreased by $5.8 billion, or 18%. The decrease was driven by a decrease in estimated fair value recognized in other comprehensive income (loss) and by transfers out of Level 3 in excess of transfers into Level 3, partially offset by purchases in excess of sales.
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

		September 30, 2022				December 31, 2021
NRSRO Rating	NAIC Designation	Amortized Cost net of ACL	Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Amortized Cost net of ACL	Unrealized Gains (Losses) (1)	Estimated Fair Value	% of Total
		(Dollars in millions)
Aaa/Aa/A	1	$205,583	$(19,803)	$185,780	68.6%	$217,886	$21,508	$239,394	70.4%
Baa	2	81,544	(10,268)	71,276	26.3	77,739	7,470	85,209	25.0
Subtotal investment grade		287,127	(30,071)	257,056	94.9	295,625	28,978	324,603	95.4
Ba	3	11,725	(1,073)	10,652	4.0	11,439	534	11,973	3.5
B	4	2,909	(291)	2,618	1.0	3,152	(2)	3,150	0.9
Caa and lower	5	336	(30)	306	0.1	563	(37)	526	0.2
In or near default	6	162	(29)	133	—	14	8	22	—
Subtotal below investment grade		15,132	(1,423)	13,709	5.1	15,168	503	15,671	4.6
Total fixed maturity securities AFS		$302,259	$(31,494)	$270,765	100.0%	$310,793	$29,481	$340,274	100.0%
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

	Fixed Maturity Securities AFS — by Sector & Credit Quality Rating
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default	Total Estimated Fair Value
NAIC Designation	1	2	3	4	5	6
	(Dollars in millions)
September 30, 2022
U.S. corporate	$39,166	$33,404	$4,399	$1,649	$146	$60	$78,824
Foreign corporate	17,598	28,767	3,068	453	40	1	49,927
Foreign government	36,234	4,872	2,545	291	63	45	44,050
U.S. government and agency	31,108	454	—	—		—	31,562
RMBS	26,341	663	71	51	5	14	27,145
ABS & CLO	13,880	2,408	366	73	26	13	16,766
Municipals	11,798	192	24	—	—	—	12,014
CMBS	9,655	516	179	101	26	—	10,477
Total fixed maturity securities AFS	$185,780	$71,276	$10,652	$2,618	$306	$133	$270,765
Percentage of total	68.6%	26.3%	4.0%	1.0%	0.1%	—%	100.0%

December 31, 2021
U.S. corporate	$47,377	$39,094	$4,523	$1,796	$244	$—	$93,034
Foreign corporate	23,228	35,893	3,731	577	210	1	63,640
Foreign government	52,316	5,739	3,032	506	14	2	61,609
U.S. government and agency	46,065	534	—	—	—	—	46,599
RMBS	29,529	634	150	67	5	19	30,404
ABS & CLO	15,920	2,221	316	85	27	—	18,569
Municipals	13,737	457	18	—	—	—	14,212
CMBS	11,222	637	203	119	26	—	12,207
Total fixed maturity securities AFS	$239,394	$85,209	$11,973	$3,150	$526	$22	$340,274
Percentage of total	70.4%	25.0%	3.5%	0.9%	0.2%	—%	100.0%
U.S. and Foreign Corporate Fixed Maturity Securities AFS
We maintain a diversified portfolio of corporate fixed maturity securities AFS across industries and issuers. This portfolio did not have any exposure to any single issuer in excess of 1% of total investments at September 30, 2022. The top 10 holdings comprised 1% and 2% of total investments at September 30, 2022 and December 31, 2021, respectively. The table below presents our U.S. and foreign corporate securities holdings by industry at:

	September 30, 2022		December 31, 2021
Industry	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$38,048	29.6%	$45,732	29.2%
Finance	29,766	23.1	35,676	22.7
Consumer	26,002	20.2	31,142	19.9
Utility	22,145	17.2	28,961	18.5
Communications	9,930	7.7	12,346	7.9
Other	2,860	2.2	2,817	1.8
Total	$128,751	100.0%	$156,674	100.0%

Structured Products
Structured Products are comprised of investments in securities that are collateralized by residential mortgages, commercial mortgages, bank loans and other assets. Our investment selection criteria and monitoring includes the reviews of credit ratings, characteristics of the assets underlying the securities, borrower characteristics and the level of credit enhancement. We held $54.4 billion and $61.2 billion of Structured Products, at estimated fair value, at September 30, 2022 and December 31, 2021, respectively, as presented in the RMBS, ABS & CLO and CMBS sections below.
RMBS
Our RMBS portfolio is diversified by security type and risk profile. The following table presents our RMBS portfolio by security type, risk profile and ratings profile at:

	September 30, 2022			December 31, 2021
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses) (1)
	(Dollars in millions)
Security type
Collateralized mortgage obligations	$15,978	58.9%	$(1,655)	$17,646	58.0%	$1,092
Pass-through mortgage-backed securities	11,167	41.1	(1,617)	12,758	42.0	160
Total RMBS	$27,145	100.0%	$(3,272)	$30,404	100.0%	$1,252
Risk profile
Agency	$16,884	62.2%	$(2,324)	$19,487	64.1%	$671
Non Agency
Prime	2,554	9.4	(454)	3,018	9.9	13
Alt-A	4,827	17.8	(328)	3,887	12.8	267
Sub-prime	2,880	10.6	(166)	4,012	13.2	301
Subtotal Non Agency	10,261	37.8%	(948)	10,917	35.9%	581
Total RMBS	$27,145	100.0%	$(3,272)	$30,404	100.0%	$1,252
Ratings profile
Rated Aaa and Aa	$22,415	82.6%		$24,190	79.6%
Designated NAIC 1	$26,345	97.1%		$29,529	97.1%
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

ABS & CLO
Our non-mortgage loan-backed structured securities are comprised of two broad categories of securitizations: ABS & CLO. These portfolios are diversified by collateral type and issuer. The following table presents these portfolios by collateral type and ratings profile at:

	September 30, 2022			December 31, 2021
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses) (1)
	(Dollars in millions)
ABS
Collateral type
Vehicle and equipment loans	$1,438	8.6%	$(61)	$1,864	10.0%	$10
Consumer Loans	1,326	7.9	(96)	1,653	8.9	48
Student loans	861	5.1	(79)	1,143	6.2	15
Foreign residential loans	652	3.9	(43)	922	5.0	2
Credit card	1,031	6.1	(15)	900	4.8	9
Other (2)	3,955	23.6	(481)	3,646	19.6	45
Total ABS	9,263	55.2%	(775)	10,128	54.5%	129
CLO (3)	7,503	44.8	(466)	8,441	45.5	(3)
Total ABS & CLO	$16,766	100.0%	$(1,241)	$18,569	100.0%	$126

ABS ratings profile
Rated Aaa and Aa	$4,407	47.6%		$5,289	52.2%
Designated NAIC 1	$7,058	76.2%		$8,105	80.0%
CLO ratings profile
Rated Aaa and Aa	$5,660	75.4%		$6,749	80.0%
Designated NAIC 1	$6,814	90.8%		$7,815	92.6%
ABS & CLO ratings profile
Rated Aaa and Aa	$10,067	60.0%		$12,038	64.8%
Designated NAIC 1	$13,872	82.7%		$15,920	85.7%
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

	September 30, 2022			December 31, 2021
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses) (1)
	(Dollars in millions)
Collateral type
Conduit	$7,054	67.3%	$(604)	$8,282	67.8%	$341
Single asset and single borrower	1,981	18.9	(162)	2,269	18.6	32
Commercial real estate collateralized loan obligations	513	4.9	(6)	653	5.4	2
Agency	606	5.8	(87)	610	5.0	50
Other	323	3.1	(25)	393	3.2	2
Total CMBS	$10,477	100.0%	$(884)	$12,207	100%	$427
Ratings profile
Rated Aaa and Aa	$8,255	78.8%		$9,614	78.8%
Designated NAIC 1	$9,654	92.1%		$11,222	91.9%
__________________
(1) Excludes gross unrealized gains (losses) related to assets held-for-sale. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the Company’s business dispositions.
Evaluation of Fixed Maturity Securities AFS for Credit Loss, Rollforward of Allowance for Credit Loss and Credit Loss on Fixed Maturity Securities AFS Recognized in Earnings
See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information about the evaluation of fixed maturity securities AFS for credit loss, rollforward of the ACL, net credit loss provision (release), and impairment loss, as well as realized gross gains and gross losses on sales and disposals of fixed maturity securities AFS at and for the nine months ended September 30, 2022.
Contractholder-Directed Equity Securities and Fair Value Option Securities
The estimated fair value of these investments, which are primarily comprised of contractholder-directed investments supporting unit-linked variable annuity type liabilities (“Unit-linked investments”), was $9.0 billion and $12.1 billion, or 2% and 2.4% of cash and invested assets, at September 30, 2022 and December 31, 2021, respectively. See Notes 6 and 8 of the Notes to the Interim Condensed Consolidated Financial Statements for a description of this portfolio, investments by asset type and the related cost or amortized cost, net unrealized gains (losses) and estimated fair value of these securities, the fair value hierarchy and a rollforward of the fair value measurements for these investments measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
Securities Lending Transactions, Repurchase Agreements and Third-Party Custodian Administered Programs
We participate in securities lending transactions, repurchase agreements and third-party custodian administered programs with unaffiliated financial institutions in the normal course of business for the purpose of enhancing the total return on our investment portfolio.
Securities lending transactions and repurchase agreements: We account for these arrangements as secured borrowings and record a liability in the amount of the cash received. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the securities are returned to us. Through these arrangements, we were liable for cash collateral under our control of $16.6 billion and $24.4 billion at September 30, 2022 and December 31, 2021, respectively, including a portion that may require the immediate return of cash collateral we hold. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as “Summary of Significant Accounting Policies — Investments — Securities Lending Transactions and Repurchase Agreements” in Note 1 of the Notes of the Consolidated Financial Statements included in the 2021 Annual Report for further information about the secured borrowings accounting and the classification of revenues and expenses.

Third-party custodian administered programs: The estimated fair value of securities we own which are loaned in connection with these programs was $475 million and $273 million at September 30, 2022 and December 31, 2021, respectively. The estimated fair value of the related non-cash collateral on deposit with third-party custodians on our behalf, which is not reflected in our interim condensed consolidated financial statements and cannot be sold or re-pledged, was $493 million and $282 million at September 30, 2022 and December 31, 2021, respectively.
Mortgage Loans
Our mortgage loans held-for-investment are principally collateralized by commercial, agricultural and residential properties. Mortgage loans carried at amortized cost and the related ACL are summarized as follows at:

	September 30, 2022				December 31, 2021
Portfolio Segment	Amortized Cost	% of Total	ACL	% of Amortized Cost	Amortized Cost	% of Total	ACL	% of Amortized Cost
	(Dollars in millions)
Commercial	$52,273	63.1%	$209	0.4%	$50,553	63.3%	$340	0.7%
Agricultural	18,923	22.8	118	0.6%	18,111	22.7	88	0.5%
Residential	11,708	14.1	140	1.2%	11,196	14.0	206	1.8%
Total	$82,904	100.0%	$467	0.6%	$79,860	100.0%	$634	0.8%
The carrying value of all mortgage loans, net of ACL, was 18.4% and 15.4% of cash and invested assets at September 30, 2022 and December 31, 2021, respectively.
We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loan held-for-investment portfolios, 86% are collateralized by properties located in the United States, with the remaining 14% collateralized by properties located primarily in Mexico, U.K. and Australia at September 30, 2022. The carrying values of our commercial and agricultural mortgage loans held-for-investment located in California, New York and Texas were 17%, 9% and 7%, respectively, of total commercial and agricultural mortgage loans held-for-investment at September 30, 2022. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loan held-for-investment portfolio in a similar manner to reduce risk of concentration, with 92% collateralized by properties located in the United States, and the remaining 8% collateralized by properties located primarily in Chile at September 30, 2022. The carrying values of our residential mortgage loans located in California, Florida, and New York were 32%, 10%, and 8%, respectively, of total residential mortgage loans at September 30, 2022.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest mortgage loan portfolio segment. The tables below present the diversification across geographic regions and property types of commercial mortgage loans held-for-investment at:

	September 30, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Non-U.S.	$8,977	17.2%	$9,969	19.7%
Pacific	9,805	18.7	9,676	19.1
Middle Atlantic	7,748	14.8	7,537	14.9
South Atlantic	6,691	12.8	6,800	13.5
West South Central	4,005	7.7	3,492	6.9
New England	2,754	5.3	2,748	5.4
East North Central	1,596	3.1	2,129	4.2
Mountain	2,269	4.3	1,993	4.0
East South Central	635	1.2	759	1.5
West North Central	471	0.9	663	1.3
Multi-Region and Other	7,322	14.0	4,787	9.5
Total amortized cost	52,273	100.0%	50,553	100.0%
Less: ACL	209		340
Carrying value, net of ACL	$52,064		$50,213
Property Type
Office	$21,144	40.5%	$22,388	44.3%
Apartment	10,793	20.6	9,121	18.0
Retail	8,305	15.9	8,548	16.9
Industrial	5,068	9.7	5,096	10.1
Hotel	3,261	6.2	3,201	6.3
Other	3,702	7.1	2,199	4.4
Total amortized cost	52,273	100.0%	50,553	100.0%
Less: ACL	209		340
Carrying value, net of ACL	$52,064		$50,213
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

LTV ratios and DSCR are common measures in the assessment of the quality of commercial mortgage loans. LTV ratios are a common measure in the assessment of the quality of agricultural mortgage loans. LTV ratios compare the amount of the loan to the estimated fair value of the underlying collateral. An LTV ratio greater than 100% indicates that the loan amount is greater than the collateral value. An LTV ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the LTV ratio, the higher the risk of experiencing a credit loss. The DSCR compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the DSCR, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average LTV ratio was 57% and 56% at September 30, 2022 and December 31, 2021, respectively, and our average DSCR was 2.5x at both September 30, 2022 and December 31, 2021. The DSCR and the values utilized in calculating the ratio are updated routinely. In addition, the LTV ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average LTV ratio was 48% and 49% at September 30, 2022 and December 31, 2021, respectively. The values utilized in calculating our agricultural mortgage loan LTV ratio are developed in connection with the ongoing review of our agricultural loan portfolio and are routinely updated.
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
Real Estate and Real Estate Joint Ventures
Real estate and real estate joint ventures is comprised of wholly-owned real estate and joint ventures with interests in single property income-producing real estate and, to a lesser extent, joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the operation of income-producing properties, as well as real estate funds. The carrying value of real estate and real estate joint ventures was $12.5 billion and $12.2 billion, or 2.8% and 2.4% of cash and invested assets, at September 30, 2022 and December 31, 2021, respectively.
Our real estate investments are typically stabilized properties that we intend to hold for the longer-term for portfolio diversification and long-term appreciation. Our real estate investment portfolio has significantly appreciated to a $7.5 billion and $6.3 billion unrealized gain position at September 30, 2022 and September 30, 2021, respectively. We continuously monitor expected future cash flows of each of our real estate investments and incorporate them into our periodic impairment analyses. There were no impairments recognized in earnings within net investment gains (losses) on real estate and real estate joint ventures for either the nine months ended September 30, 2022 or 2021.
We diversify our real estate investments by both geographic region and property type to reduce risk of concentration. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for a summary of real estate investments, by income type, as well as income earned.
Other Limited Partnership Interests
Other limited partnership interests are comprised of investments in private funds, including private equity funds and hedge funds. At September 30, 2022 and December 31, 2021, the carrying value of other limited partnership interests was $14.4 billion and $14.6 billion, which included $532 million and $663 million of hedge funds, respectively. Other limited partnership interests were 3.2% and 2.8% of cash and invested assets at September 30, 2022 and December 31, 2021, respectively. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds.

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
Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	September 30, 2022		December 31, 2021
Asset Type	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$14,193	63.6%	$10,466	56.1%
Tax credit and renewable energy partnerships	1,391	6.2	1,564	8.4
Annuities funding structured settlement claims	1,237	5.5	1,251	6.7
Direct financing leases	1,006	4.5	1,143	6.1
Operating joint ventures	1,139	5.1	901	4.8
Leveraged leases	795	3.6	787	4.2
FHLB common stock	768	3.4	769	4.1
Funds withheld	426	1.9	525	2.8
Other	1,344	6.2	1,249	6.8
Total	$22,299	100.0%	$18,655	100.0%
Percentage of cash and invested assets	5.0%		3.6%
Investment Commitments
We enter into the following commitments in the normal course of business for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnerships, bank credit facilities, bridge loans and private corporate bond investments. See Note 15 of the Notes to the Interim Condensed Consolidated Financial Statements for the amount of our unfunded investment commitments at September 30, 2022 and December 31, 2021. See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments and the liability for credit loss for unfunded mortgage loan commitments. See also “— Fixed Maturity Securities AFS and Equity Securities,” “— Mortgage Loans,” “— Real Estate and Real Estate Joint Ventures” and “— Other Limited Partnership Interests.”
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
•Information about the primary underlying risk exposure, gross notional amount, and estimated fair value of our derivatives by type of hedge designation, excluding embedded derivatives held at September 30, 2022 and December 31, 2021.
•The statement of operations effects of derivatives in net investments in foreign operations, cash flow, fair value, or nonqualifying hedge relationships for the three months and nine months ended September 30, 2022 and 2021.

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
Derivatives categorized as Level 3 at September 30, 2022 include: interest rate forwards with maturities which extend beyond the observable portion of the yield curve; interest rate caps with unobservable volatility inputs; foreign currency swaps and forwards with certain unobservable inputs, including the unobservable portion of the yield curve; and credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations. At September 30, 2022, less than 1% of the estimated fair value of our derivatives was priced through independent broker quotations.
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

Credit Derivatives
The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	September 30, 2022		December 31, 2021
Credit Default Swaps	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Purchased	$2,993	$(47)	$3,042	$(100)
Written	13,059	(11)	8,626	165
Total	$16,052	$(58)	$11,668	$65
The following table presents the gross gains, gross losses and net gains (losses) recognized in net derivative gains (losses) for credit default swaps as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2022			2021			2022			2021
Credit Default Swaps	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)
	(In millions)
Purchased (1)	$7	$—	$7	$5	$(1)	$4	$101	$(2)	$99	$21	$(5)	$16
Written (1)	1	—	1	2	(4)	(2)	3	(247)	(244)	44	(11)	33
Total	$8	$—	$8	$7	$(5)	$2	$104	$(249)	$(145)	$65	$(16)	$49
__________________
(1)Gains (losses) do not include earned income (expense) on credit default swaps.
The unfavorable change in net gains (losses) on written credit default swaps of $277 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was due to certain credit spreads on certain credit default swaps used as replications widening in the current period as compared to narrowing in the prior period. The favorable change in net gains (losses) on purchased credit defaults swaps of $83 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was due to certain credit spreads on certain credit default swaps widening in the current period as compared to narrowing in the prior period.
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
Collateral for Derivatives
We enter into derivatives to manage various risks relating to our ongoing business operations. We receive non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which is not reflected on our interim condensed consolidated balance sheets. The amounts of this non-cash collateral were $1.7 billion and $1.1 billion, at estimated fair value, at September 30, 2022 and December 31, 2021, respectively. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” and Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.

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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Group Benefits:

	September 30, 2022
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$5,589	$5,406
Equal to or greater than 2% but less than 4%	$1,513	$1,470
Equal to or greater than 4%	$818	$786

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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for RIS:

	September 30, 2022
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$1,280	$—
Equal to or greater than 2% but less than 4%	$812	$232
Equal to or greater than 4%	$4,584	$4,402
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Asia:

	September 30, 2022
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Annuities:
Greater than 0% but less than 2%	$30,240	$1,643
Equal to or greater than 2% but less than 4%	$831	$377
Equal to or greater than 4%	$1	$1
Life & Other:
Greater than 0% but less than 2%	$10,938	$10,212
Equal to or greater than 2% but less than 4%	$34,189	$20,967
Equal to or greater than 4%	$273	$273
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for the MetLife Holdings segment:

	September 30, 2022
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$1,075	$1,048
Equal to or greater than 2% but less than 4%	$16,889	$15,499
Equal to or greater than 4%	$7,199	$6,589
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

The table below presents the carrying value for guarantees at:

	Future Policy Benefits		Policyholder Account Balances
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
	(In millions)
Asia
GMDB	$4	$4	$—	$—
GMAB	—	—	10	14
GMWB	25	32	58	107
EMEA
GMDB	4	3	—	—
GMAB	—	—	10	6
GMWB	25	19	(36)	(58)
MetLife Holdings
GMDB	763	561	—	—
GMIB	906	1,029	476	180
GMAB	—	—	(1)	—
GMWB	180	174	160	173
Total	$1,907	$1,822	$677	$422
The carrying amounts for guarantees included in policyholder account balances above include nonperformance risk adjustments of $164 million and $120 million at September 30, 2022 and December 31, 2021, respectively. These nonperformance risk adjustments represent the impact of including a credit spread when discounting the underlying risk-neutral cash flows to determine the estimated fair values. The nonperformance risk adjustment does not have an economic impact on us as it cannot be monetized given the nature of these policyholder liabilities. The change in valuation arising from the nonperformance risk adjustment is not hedged.
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
GMDBs
We offer a range of GMDBs to our contractholders. The table below presents GMDBs, by benefit type, at September 30, 2022:

	Total Account Value (1)
	Asia & EMEA	MetLife Holdings
	(In millions)
Return of premium or five to seven year step-up	$5,093	$34,007
Annual step-up	—	2,244
Roll-up and step-up combination	—	3,811
Total	$5,093	$40,062
__________________

(1)Total account value excludes $496 million for contracts with no GMDBs. The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed for GMDBs and for living benefit guarantees are not mutually exclusive.
Based on total account value, less than 17% of our GMDBs included enhanced death benefits such as the annual step-up or roll-up and step-up combination products at September 30, 2022.
Living Benefit Guarantees
The table below presents our living benefit guarantees based on total account values at September 30, 2022:

	Total Account Value (1)
	Asia & EMEA	MetLife Holdings
	(In millions)
GMIB	$—	$14,185
GMWB - non-life contingent (2)	649	1,390
GMWB - life-contingent	1,991	5,877
GMAB	984	96
Total	$3,624	$21,548
__________________
(1)Total account value excludes $20.5 billion for contracts with no living benefit guarantees. The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed for GMDBs and for living benefit guarantee amounts are not mutually exclusive.
(2)The Asia and EMEA segments include the non-life contingent portion of the GMWB total account value of $649 million with a guarantee at annuitization.
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
The table below presents our GMIB associated total account values, by their guaranteed payout basis, at September 30, 2022:

Total Account Value
(In millions)
7-year setback, 2.5% interest rate	$4,299
7-year setback, 1.5% interest rate	870
10-year setback, 1.5% interest rate	2,854
10-year mortality projection, 10-year setback, 1.0% interest rate	5,229
10-year mortality projection, 10-year setback, 0.5% interest rate	933
$14,185
The annuitization interest rates on GMIBs have been decreased from 2.5% to 0.5% over time, partially in response to the low interest rate environment in effect at the time the GMIBs were sold, accompanied by an increase in the setback period from seven years to 10 years and the introduction of a 10-year mortality projection.
Additionally, 34% of the $14.2 billion of GMIB total account value has been invested in managed volatility funds as of September 30, 2022. These funds seek to manage volatility by adjusting the fund holdings within certain guidelines based on capital market movements. Such activity reduces the overall risk of the underlying funds while maintaining their growth opportunities. These risk mitigation techniques reduce or eliminate the need for us to manage the funds’ volatility through hedging or reinsurance.
Our GMIB products typically have a waiting period of 10 years to be eligible for annuitization. As of September 30, 2022, only 44% of our contracts with GMIBs were eligible for annuitization. The remaining contracts are not eligible for annuitization for an average of three years.

Once eligible for annuitization, contractholders would be expected to annuitize only if their contracts were in-the-money. We calculate in-the-moneyness with respect to GMIBs consistent with net amount at risk as discussed in Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements, by comparing the contractholders’ income benefits based on total account values and current annuity rates versus the guaranteed income benefits. The net amount at risk was $685 million at September 30, 2022, of which $638 million was related to GMIBs. For those contracts with GMIB, the table below presents details of contracts that are in-the-money and out-of-the-money at September 30, 2022:

	In-the- Moneyness	Total Account Value	% of Total
		(In millions)
In-the-money	30% or greater	$586	4%
	20% to less than 30%	365	3%
	10% to less than 20%	729	5%
	0% to less than 10%	1,642	12%
		3,322
Out-of-the-money	-10% to 0%	2,960	21%
	-20% to less than -10%	3,037	21%
	Greater than -20%	4,866	34%
		10,863
Total GMIBs		$14,185
Derivatives Hedging Variable Annuity Guarantees
Our risk mitigating hedging strategy uses various over-the-counter and exchange traded derivatives. The table below presents the gross notional amount, estimated fair value and primary underlying risk exposure of the derivatives hedging our variable annuity guarantees:

	Instrument Type	September 30, 2022			December 31, 2021
Primary Underlying Risk Exposure		Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Interest rate	Interest rate swaps	$7,371	$36	$728	$8,663	$52	$75
	Interest rate futures	1,367	2	6	1,087	3	—
	Interest rate options	50	6	—	100	1	—
Foreign currency exchange rate	Foreign currency forwards	858	8	33	1,149	4	13
Equity market	Equity futures	2,498	25	4	3,641	11	5
	Equity index options	3,709	198	252	4,161	513	362
	Equity variance swaps	692	18	13	699	17	13
	Equity total return swaps	2,723	169	—	2,763	11	44
	Total	$19,268	$462	$1,036	$22,263	$612	$512
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
Short-term Liquidity
We maintain a substantial short-term liquidity position, which was $15.4 billion and $12.4 billion at September 30, 2022 and December 31, 2021, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed, including amounts received in connection with securities lending, repurchase agreements, derivatives, and secured borrowings, as well as amounts held in the closed block.
Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets, which was $174.1 billion and $223.0 billion at September 30, 2022 and December 31, 2021, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, repurchase agreements, derivatives, regulatory deposits, the collateral financing arrangement, funding agreements and secured borrowings, as well as amounts held in the closed block.
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

	Nine Months Ended September 30,
	2022	2021
	(In millions)
Sources:
Operating activities, net	$10,670	$7,256
Net change in policyholder account balances	4,593	4,041
Net change in payables for collateral under securities loaned and other transactions	—	1,279
Long-term debt issued	1,013	29
Financing element on certain derivative instruments and other derivative related transactions, net	—	305
Other, net	—	20
Total sources	16,276	12,930
Uses:
Investing activities, net	2,423	8,325
Net change in payables for collateral under securities loaned and other transactions	6,602	—
Cash paid for other transactions with tenors greater than three months	—	100
Long-term debt repaid	77	540
Collateral financing arrangement repaid	37	39
Treasury stock acquired in connection with share repurchases	2,730	3,127
Redemption of preferred stock	—	494
Preferred stock redemption premium	—	6
Dividends on preferred stock	156	166
Dividends on common stock	1,205	1,242
Other, net	206	—
Effect of change in foreign currency exchange rates on cash and cash equivalents	756	392
Total uses	14,192	14,431
Net increase (decrease) in cash and cash equivalents	$2,084	$(1,501)

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
Preferred Stock
See Note 16 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report.
Common Stock
For the nine months ended September 30, 2022 and 2021, MetLife, Inc. issued 3,067,435 and 4,478,479 new shares of its common stock, respectively, for $148 million and $180 million, respectively, to satisfy various stock option exercises and other stock-based awards.
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

Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances
Certain of our U.S. insurance subsidiaries are members of a regional Federal Home Loan Bank (“FHLB”). For the nine months ended September 30, 2022 and 2021, we issued $25.9 billion and $27.4 billion, respectively, and repaid $25.9 billion and $27.4 billion, respectively, of funding agreements with certain regional FHLBs. At both September 30, 2022 and December 31, 2021, total obligations outstanding under these funding agreements were $15.8 billion. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report.
Special Purpose Entity Funding Agreements, Reported in Policyholder Account Balances
We issue fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain unconsolidated special purpose entities that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. For the nine months ended September 30, 2022 and 2021, we issued $39.7 billion and $32.1 billion, respectively, and repaid $38.3 billion and $31.1 billion, respectively, under such funding agreements. At September 30, 2022 and December 31, 2021, total obligations outstanding under these funding agreements were $39.7 billion and $39.5 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report.
Federal Agricultural Mortgage Corporation Funding Agreements, Reported in Policyholder Account Balances
We have issued funding agreements to a subsidiary of the Federal Agricultural Mortgage Corporation which are secured by a pledge of certain eligible agricultural mortgage loans. For the nine months ended September 30, 2022 and 2021, we issued $625 million and $425 million, respectively, and repaid $625 million and $750 million, respectively, under such funding agreements. At both September 30, 2022 and December 31, 2021, total obligations outstanding under these funding agreements were $2.1 billion. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report.
Debt Issuances
See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements for information about senior notes issued by MetLife, Inc.
Credit and Committed Facilities
At September 30, 2022, we maintained a $3.0 billion unsecured revolving credit facility and certain committed facilities aggregating $3.2 billion, to which MetLife, Inc. is a party and/or guarantor. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
The unsecured revolving credit facility is used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At September 30, 2022, we had outstanding $263 million in letters of credit and no drawdowns against this facility. Remaining availability was $2.7 billion at September 30, 2022.
The committed facilities are used as collateral for certain of our affiliated reinsurance liabilities. At September 30, 2022, we had outstanding $2.8 billion in letters of credit and no drawdowns against these facilities. Remaining availability was $408 million at September 30, 2022.
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

Outstanding Debt Under Global Funding Sources
The following table summarizes our outstanding debt at:

	September 30, 2022	December 31, 2021
	(In millions)
Short-term debt (1)	$183	$341
Long-term debt (2)	$14,520	$13,933
Collateral financing arrangement	$729	$766
Junior subordinated debt securities	$3,158	$3,156
__________________
(1)Includes $84 million and $241 million of debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at September 30, 2022 and December 31, 2021, respectively. Certain subsidiaries have pledged assets to secure this debt.
(2)Includes $447 million and $482 million of debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at September 30, 2022 and December 31, 2021, respectively. Certain investment subsidiaries have pledged assets to secure this debt.
Debt and Facility Covenants
Certain of our debt instruments and committed facilities, as well as our unsecured revolving credit facility, contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all applicable financial covenants at September 30, 2022.
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
Preferred Stock Redemption
See Note 16 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report.
Common Stock Repurchases
See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for information relating to authorizations by the Board of Directors to repurchase MetLife, Inc. common stock, amounts of common stock repurchased pursuant to such authorizations for the nine months ended September 30, 2022 and 2021, and the amount remaining under such authorizations at September 30, 2022.
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
Dividends
For the nine months ended September 30, 2022 and 2021, MetLife, Inc. paid dividends on its preferred stock of $156 million and $166 million, respectively. For each of the nine months ended September 30, 2022 and 2021, MetLife, Inc. paid dividends on its common stock of $1.2 billion. See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as Note 16 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report for information regarding the calculation and timing of these dividend payments.

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
Debt Repayments
For the nine months ended September 30, 2022 and 2021, following regulatory approval, MetLife Reinsurance Company of Charleston, a wholly-owned subsidiary of MetLife, Inc., repurchased and canceled $37 million and $39 million, respectively, in aggregate principal amount of its surplus notes, which were reported in collateral financing arrangement on the interim condensed consolidated balance sheets.
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
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the MetLife Holdings segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. For the nine months ended September 30, 2022 and 2021, general account surrenders and withdrawals from annuity products were $998 million and $971 million, respectively. In the RIS business within the U.S. segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the RIS business products that provide customers with limited rights to accelerate payments, at September 30, 2022 there were funding agreements totaling $126 million that could be put back to the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Insurance Liabilities” included in the 2021 Annual Report for additional information.

Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At September 30, 2022 and December 31, 2021, we had received pledged cash collateral from counterparties of $8.3 billion and $7.5 billion, respectively. At September 30, 2022 and December 31, 2021, we had pledged cash collateral to counterparties of $302 million and $142 million, respectively. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information about collateral pledged to us, collateral we pledge and derivatives subject to credit contingent provisions.
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

Liquid Assets
At September 30, 2022 and December 31, 2021, MetLife, Inc., collectively with other MetLife holding companies, had $5.2 billion and $5.4 billion, respectively, in liquid assets. Of these amounts, $4.0 billion and $4.2 billion were held by MetLife, Inc. and $1.2 billion and $1.2 billion were held by other MetLife holding companies at September 30, 2022 and December 31, 2021, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with derivatives and a collateral financing arrangement.
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
The table below sets forth the dividends permitted to be paid in 2022 by MetLife, Inc.’s primary U.S. insurance subsidiaries without insurance regulatory approval and the actual dividends paid for the nine months ended September 30, 2022:

Company	Paid (1)	Permitted Without Approval (2)
	(In millions)
Metropolitan Life Insurance Company	$2,539	$3,539
American Life Insurance Company	$620	$554
Metropolitan Tower Life Insurance Company	$—	$163
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
In addition to the amounts presented in the table above, for the nine months ended September 30, 2022, MetLife, Inc. also received from certain other subsidiaries cash dividends of $64 million, as well as cash returns of capital of $8 million.
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
Long-term Debt Outstanding
The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	September 30, 2022	December 31, 2021
	(In millions)
Long-term debt — unaffiliated	$13,454	$12,814
Long-term debt — affiliated	$1,550	$1,884
Junior subordinated debt securities	$2,465	$2,463
Debt and Facility Covenants
Certain of MetLife, Inc.’s debt instruments and committed facilities, as well as its unsecured revolving credit facility, contain various administrative, reporting, legal and financial covenants. MetLife, Inc. believes it was in compliance with all applicable financial covenants at September 30, 2022.
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
Affiliated Capital and Debt Transactions
For the nine months ended September 30, 2022 and 2021, MetLife, Inc. invested a net amount of $12 million and $118 million, respectively, in various subsidiaries.
MetLife, Inc. lends funds, as necessary, through credit agreements or otherwise to its subsidiaries and affiliates, some of which are regulated, to meet their capital requirements or to provide liquidity. MetLife, Inc. had loans to subsidiaries outstanding of $35 million at both September 30, 2022 and December 31, 2021.
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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Purchases of MetLife, Inc. common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended September 30, 2022 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 — July 31, 2022	—	$—	—	$2,475,053,649
August 1 — August 31, 2022	4,207,063	$66.12	4,207,063	$2,196,884,590
September 1 — September 30, 2022	6,120,545	$64.60	6,120,545	$1,801,514,554
Total	10,327,608		10,327,608
__________________
(1)During the periods July 1 — July 31, 2022, August 1 — August 31, 2022 and September 1 — September 30, 2022, there were no purchases by separate account index funds of MetLife, Inc. common stock on the open market in non-discretionary transactions.
(2)In May 2022, MetLife, Inc. announced that its Board of Directors authorized $3.0 billion of common stock repurchases. At September 30, 2022, MetLife, Inc. had $1.8 billion of common stock repurchases remaining under the authorization. For more information on common stock repurchases, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Common Stock Repurchases” and Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements. See also “Risk Factors — Capital Risks — We May Not be Able to Pay Dividends or Repurchase Our Stock Due to Legal and Regulatory Restrictions or Cash Buffer Needs” included in the 2021 Annual Report.

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
Name: Tamara L. Schock Title: Executive Vice President and Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)
Date: November 3, 2022