Form 10-K
period 2022-12-31
METLIFE INC
filed 2023-02-23
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D, par value $0.01
3.850% Fixed Rate Reset Non-Cumulative Preferred Stock, Series G, par value $0.01

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2022 was approximately $50.1 billion.
At February 14, 2023, 774,362,092 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on June 20, 2023, to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2022.

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
Many factors determine Company results, and they involve unpredictable risks and uncertainties. Our forward-looking statements depend on our assumptions, our expectations, and our understanding of the economic environment, but they may be inaccurate and may change. We do not guarantee any future performance. Our results could differ materially from those we express or imply in forward-looking statements. The risks, uncertainties and other factors, including those relating to the COVID-19 pandemic, identified in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission, and others, may cause such differences. These factors include:
(1) economic condition difficulties, including risks relating to public health, interest rates, credit spreads, equity, real estate, obligors and counterparties, government default, currency exchange rates, derivatives, climate change and terrorism and security;
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
(13) MetLife, Inc.’s subsidiaries’ inability to pay dividends to MetLife, Inc.;
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
(26) impairment of value of business acquired, value of distribution agreements acquired or value of customer relationships acquired;
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
MetLife is one of the world’s leading financial services companies, providing insurance, annuities, employee benefits and asset management. We hold leading market positions in the United States (“U.S.”), Japan, Latin America, Asia, Europe and the Middle East. We are also one of the largest institutional investors in the U.S. with a general account portfolio invested primarily in fixed income securities (corporate, structured products, municipals, and government and agency) and mortgage loans, as well as real estate, real estate joint ventures, other limited partnerships and equity securities.
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
In the U.S., we provide a variety of insurance and financial services products, including life, dental, disability, vision, accident & health, capital market investment, risk solutions, stable value and annuities. Outside the U.S., we provide life, accident & health and credit insurance, as well as retirement & savings products.

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
Group Benefits
We have built a leading position in the U.S. group insurance market through long-standing relationships with many of the largest corporate employers in the U.S.
Our Group Benefits business offers life insurance, dental, group short- and long-term disability (“LTD”), individual disability, accidental death and dismemberment (“AD&D”) insurance, vision, and accident & health insurance, as well as prepaid legal plans and pet insurance. We also sell administrative services-only (“ASO”) arrangements to some employers.
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

• Separate account GICs are available to defined contribution plan sponsors by offering market value returns on separate account investments with a general account guarantee that plan participants will always be able to transact in their accounts at contract value.

•Synthetic GICs or “wraps” are contracts available only to the sponsor of a participant-directed defined contribution plan. The contract “wraps” a portfolio of investments owned by the plan to provide a guarantee that plan participants will always be able to transact in their accounts at contract value. Generally, a wrap contract means that participants will not experience negative returns.

• Private floating rate funding agreements are generally privately-placed, unregistered investment contracts issued as general account obligations with interest credited based on a specified rate or agreed upon short-term benchmark rate. These agreements are used for money market funds, securities lending cash collateral portfolios and short-term investment funds.

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

• Funding agreements are issued by certain of our insurance subsidiaries to the Federal Home Loan Bank of New York (“FHLBNY”) and to a subsidiary of the Federal Agricultural Mortgage Corporation (“Farmer Mac.”)

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

In Japan, our face-to-face channels including both career and general agency, continue to be critical to our overall distribution strategy, catering to various needs of individual retail customers. Our competitive advantage in bancassurance is based on robust distribution relationships with Japan’s very large banks, trust banks and various regional banks. Outside of Japan, our distribution strategies vary by market and leverage a combination of career and general agencies, bancassurance and direct marketing. In select markets, we also use independent brokers and our employee sales force to sell group products.

Major Products
Life Insurance	Whole and term life, endowments, universal and variable life, as well as group life products.
Accident & Health Insurance	Full range of accident & health products, including hospitalization, cancer, critical illness, disability, income protection and personal accident coverage.
Retirement and Savings	Fixed and variable annuities, as well as regular savings products.
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
Retirement and Savings
Fixed annuities and pension products. Fixed income annuities provide for asset distribution needs. Our savings-oriented pension products are primarily offered in Chile under a mandatory privatized social security system.

Accident & Health Insurance	Group and individual major medical, accidental, and supplemental health products, including AD&D, hospital indemnity, medical reimbursement, and medical coverage for serious medical conditions, as well as dental products.
Credit Insurance	Policies designed to fulfill certain loan obligations in the event of the policyholder’s death.
EMEA
Our EMEA segment offers products to individuals, corporations, other institutions, and their respective employees. See Note 3 of the Notes to the Consolidated Financial Statements for information regarding the Company's dispositions of its wholly-owned subsidiaries in Poland and Greece (collectively, “MetLife Poland and Greece”).
We operate across EMEA in both developed (Western Europe) and emerging (Central and Eastern Europe, Middle East and Africa) markets. Our largest operations are in the U.K., France and the Gulf region. In more mature markets, we focus our strategy on our preferred market segments to play a “niche” role. We also have a strong market presence in emerging markets leveraging a multi-channel distribution strategy.

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
MetLife Holdings
This segment consists of operations relating to products and businesses that we no longer actively market in the U.S. These include variable, universal, term and whole life insurance, variable, fixed and index-linked annuities, and long-term care insurance. It also includes assumed variable annuity guarantees from our former operating joint venture in Japan.

Major Products
Variable, Universal and Term Life Insurance	Similar to products offered by our Group Benefits business, except that these products were historically marketed to individuals through various retail distribution channels. For a description of these products, see “— U.S. — Group Benefits.”
Whole Life Insurance	A benefit upon the death of the insured in return for the periodic payment of a fixed premium over a predetermined period. Whole life insurance includes policies that provide a participation feature in the form of dividends. Policyholders may receive dividends in cash, or apply them to increase death benefits, increase cash values available upon surrender or reduce the premiums required to maintain the contract in-force.
Variable Annuities	Variable annuities provide for asset accumulation and asset distribution needs. Variable annuities allow the contractholder to allocate deposits into various investment options in a separate account, as determined by the contractholder. In certain variable annuity products, contractholders may also choose to allocate all or a portion of their account to the Company’s general account and are credited with interest at rates we determine, subject to specified minimums. Contractholders may also elect certain minimum death benefit and minimum living benefit guarantees for which additional fees are charged and where asset allocation restrictions may apply.

Fixed and Indexed-Linked Annuities	Fixed annuities provide for asset accumulation and asset distribution needs. Deposits made into deferred annuity contracts are allocated to the Company’s general account and are credited with interest at rates we determine, subject to specified minimums. Fixed income annuities provide a guaranteed monthly income for a specified period of years and/or for the life of the annuitant. Additionally, the Company has issued indexed-linked annuities which allow the contractholder to participate in returns from equity indices.

Long-term Care	Protection against the potentially high costs of long-term health care services. Generally pays benefits to insureds who need assistance with activities of daily living or have a cognitive impairment.
Corporate & Other
Corporate & Other contains various start-up, developing and run-off businesses. Also included in Corporate & Other are: the excess capital, as well as certain charges and activities, not allocated to the segments (including external integration and disposition costs, internal resource costs for associates committed to acquisitions and dispositions and enterprise-wide strategic initiatives), interest expense related to the majority of the Company’s outstanding debt, expenses associated with certain legal proceedings and income tax audit issues, the elimination of intersegment amounts (which generally relate to affiliated reinsurance, investment expenses and intersegment loans bearing interest rates commensurate with related borrowings), and the Company’s investment management business (through which the Company provides public fixed income, private capital and real estate investment solutions to institutional investors worldwide).

Policyholder Liabilities
We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet policy obligations when a policy matures or is surrendered, an insured dies or becomes disabled or upon the occurrence of other covered events, or to provide for future annuity payments. Our liabilities for future policy benefits and claims are established based on estimates by actuaries of how much we will need to pay for future benefits and claims. For life insurance and annuity products, we calculate these liabilities based on assumptions and estimates, including estimated premiums to be received over the assumed life of the policy, the timing of the event covered by the insurance policy and the amount of benefits or claims to be paid. We establish liabilities for claims and benefits based on assumptions and estimates of losses and liabilities incurred. Amounts for actuarial liabilities are computed and reported on the consolidated financial statements in conformity with GAAP. For more details on policyholder liabilities see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Liability for Future Policy Benefits” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities.”
MetLife, Inc.’s insurance subsidiaries, including affiliated captive reinsurers, establish statutory reserves under methods prescribed by the insurance laws of their respective domiciliary jurisdiction. These reserves are reported as liabilities, and we expect them to be sufficient to meet policy and contract obligations, when taken together with expected future premiums and interest at assumed rates. Statutory reserves and actuarial liabilities for future policy benefits reported under GAAP generally differ due to the difference in accounting requirements.
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

Regulation
Overview
In the U.S., state regulators primarily regulate our life insurance companies, with additional federal regulation of some of our products and services. The insurance holding company laws of various U.S. jurisdictions apply to MetLife, Inc. and its U.S. insurance subsidiaries. Furthermore, consumer protection laws, privacy, anti-money laundering, securities, commodities, broker-dealer and investment adviser regulations, environmental and unclaimed property laws and regulations, and the Employee Retirement Income Security Act of 1974 (“ERISA”) also apply to some of MetLife’s operations, products and services.
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
Each of MetLife’s insurance subsidiaries is licensed and regulated in each jurisdiction where it conducts insurance business. The extent of insurance regulation in such jurisdictions varies, but most jurisdictions regulate the financial aspects and business conduct of insurers through broad administrative powers with respect to, among other things:
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

Each insurance subsidiary must file reports, generally including detailed annual financial statements, with insurance regulatory authorities in each of the jurisdictions in which it does business. Such authorities also periodically examine its operations and accounts. These subsidiaries must also file, and in many jurisdictions and in some lines of insurance obtain regulatory approval of, rates and policy forms relating to the insurance written in the jurisdictions in which they operate.
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
The Inflation Reduction Act, signed into law by President Biden on August 16, 2022, included a number of tax-related provisions, such as (i) a fifteen percent alternative minimum tax rate on adjusted financial statement income and (ii) a one percent excise tax on certain corporate stock buybacks. Both provisions became effective on January 1, 2023 and are not expected to have a material impact on our results of operations.
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
Until January 2021, the McCarran–Ferguson Act largely exempted insurance from U.S. antitrust laws. However, the Competitive Health Insurance Reform Act amended the McCarran-Ferguson Act such that U.S. antitrust laws now apply to the “business of health insurance” and U.S. regulatory authority expanded accordingly. We expect regulatory oversight and litigation risk for U.S. products, including dental and vision, to increase.

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
Guaranty Associations and Similar Arrangements
Many jurisdictions in which our insurance subsidiaries transact business require life and health insurers to participate in guaranty or similar associations. These arrangements pay certain insurance benefits owed by impaired, insolvent or failed insurers. Guaranty associations levy assessments, up to prescribed limits, on all member insurers in a particular jurisdiction on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer engaged. In addition, certain jurisdictions have government owned or controlled organizations providing life and health insurance to their citizens, whose activities could place additional stress on the adequacy of guaranty fund assessments. Many of these organizations have the power to levy assessments similar to those of the guaranty associations. Some jurisdictions permit member insurers to recover assessments paid through full or partial premium tax offsets. We have established liabilities for guaranty fund assessments that we consider adequate.
Insurance Regulatory Examinations and Other Activities
U.S. state insurance departments periodically examine the books, records, accounts, and business practices of their domiciled insurers. State insurance departments may also conduct examinations of non-domiciliary insurers licensed in their states.
In 2019, MetLife entered into a consent order with the New York State Department of Financial Services (“NYDFS”) relating to unclaimed property following an open market conduct quinquennial exam, under which it paid a fine and customer restitution, and submitted remediation plans for approval. Except for this consent order or as described in Note 21 of the Notes to the Consolidated Financial Statements, during the years ended December 31, 2022, 2021 and 2020, MetLife did not receive any material adverse findings resulting from state insurance department examinations of its insurance subsidiaries.
Regulatory authorities in a small number of states, the Financial Industry Regulatory Authority (“FINRA”) and, occasionally, the U.S. Securities and Exchange Commission (the “SEC”) have conducted examinations and/or investigations or made inquiries relating to sales of our individual life insurance policies, annuities or other products. These examinations, investigations and/or inquiries often focus on the conduct and/or supervision of particular financial services representatives, the sale of unregistered or unsuitable products, the misuse of client assets, or sales and replacements of annuities and certain riders on such annuities. In 2021 and 2022, FINRA conducted routine examinations of two of our broker-dealer affiliates and there were no material adverse findings. Over the past several years, we resolved these (and a number of investigations by other regulators) for monetary payments and certain other relief, including restitution payments. We may continue to receive notice of, and may resolve, further investigations and actions on these matters in a similar manner.
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
Regulators supervise our non-U.S. insurance and pension businesses through periodic examinations of insurance company books and records, financial reporting requirements, market conduct examinations and policy filing requirements. The European Insurance and Occupational Pensions Authority along with European legislation, requires European regulators, such as the Central Bank of Ireland, to establish supervisory forums for European Economic Area (“EEA”)-based insurance groups with significant European operations, including MetLife. These forums facilitate cooperation and coordination among European supervisors to enhance their understanding of an insurance group’s risk profile.
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
U.S. state insurance holding company laws and regulations are generally based on the NAIC’s Insurance Holding Company System Regulatory Act and Regulation (“Model Holding Company Act and Regulation”). These vary from jurisdiction to jurisdiction, but generally require a controlled insurance company (i.e., insurers that are subsidiaries of insurance holding companies) to register and file reports with state regulatory authorities on its capital structure, ownership, financial condition, intercompany transactions and general business operations. State holding company laws require the ultimate controlling person of a U.S. insurer to file an annual enterprise risk report with the lead state of the insurance holding company system. This report identifies risks likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. Each of our insurance subsidiaries’ domiciliary states has enacted laws to implement these requirements, including the enterprise risk reporting requirement. The holding company laws also authorize state insurance commissioners to act as global group-wide supervisors for internationally active insurance groups (“IAIGs”), as well as other insurers that choose to opt in for group-wide supervision. These laws provide confidentiality protection for communications with the group-wide supervisor. All states have adopted laws and regulations enhancing group-wide supervision. In 2020, the NYDFS amended its laws to permit the New York Superintendent of Financial Services (“Superintendent”) to act as a group-wide supervisor for IAIGs.
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

The NAIC has been focused on a macro-prudential initiative since 2017, which is intended to enhance risk identification efforts by building on the state-based regulation system. In furtherance of this initiative, the NAIC adopted changes to its Statutory Annual Statement reporting, effective for year-end 2019, to improve liquidity risk monitoring. The NAIC also adopted amendments to the Model Holding Company Act and Regulation that implement requirements related to a liquidity stress-testing framework for certain large U.S. life insurers and insurance groups. The applicability of the framework is based on amounts of certain types of business written or material exposure to certain investment transactions, such as derivatives and securities lending. The framework is consistent with MetLife’s liquidity risks policies and procedures, and is expected to have no impact on MetLife. As of January 1, 2023, the holding company amendments have been adopted by multiple states, including six of our domiciliary states, and they are expected to be broadly adopted in the future.
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
The NAIC’s Term and Universal Life Insurance Reserve Financing Model Regulation codifies the same substantive requirements as AG 48, as amended by the NAIC in 2016, and establishes uniform, national standards governing reserve financing arrangements pertaining to the term life and universal life insurance policies with secondary guarantees. The model regulation became an NAIC accreditation standard on September 1, 2022, with enforcement beginning on January 1, 2023, although states can use AG 48 to satisfy the accreditation requirement.
We cannot predict the capital and reserve impacts, compliance costs, or other effects these initiatives will have on our business, financial condition or results of operations.
Surplus and Capital
Insurers must maintain their capital and surplus at or above minimum levels prescribed by the laws of their respective jurisdictions. Regulators generally have discretionary authority to limit or prohibit an insurer’s sales to policyholders if the insurer has not maintained minimum surplus or capital or if they find that the further transaction of business would be hazardous to policyholders.
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
The NYDFS issues annual letters on Special Considerations (each, an “SCL”) to New York-licensed insurance companies, including MLIC, that affect year-end asset adequacy testing. An SCL could mandate assumption changes that would require us to increase, or influence our decision to release, certain asset adequacy reserves, which could materially impact our statutory capital and surplus. No changes were made to our asset adequacy reserves in either 2022 or 2021 as a result of the SCL. See “Statutory Equity and Income” in Note 16 of the Notes to the Consolidated Financial Statements.
We calculate our internally defined “Statement-Based Combined RBC Ratio” by dividing the sum of total adjusted capital for MetLife, Inc.’s principal U.S. insurance subsidiaries, excluding American Life Insurance Company (“American Life”), by the sum of company action level RBC for such subsidiaries, including SCL considerations. Our Statement-Based Combined RBC Ratio was in excess of 340% and in excess of 360% at December 31, 2022 and 2021, respectively. By contrast, we calculate an “NAIC-Based Combined RBC Ratio” based on such subsidiaries’ statutory-based filed financial statements and NAIC capital and reserving standards. This NAIC-Based Combined RBC Ratio was in excess of 360% and in excess of 380% at December 31, 2022 and 2021, respectively. We are not aware of any upcoming NAIC adoptions or state insurance department regulation changes that would have a material impact on our NAIC-Based Combined RBC Ratio.
The NAIC adopted revisions to certain factors used to calculate Life RBC, which is the denominator of the RBC ratios, in light of changes to U.S. tax laws in recent years. These revisions have resulted in increased RBC charges and reduced our RBC ratios. The NAIC has approved RBC revisions for corporate bonds, real estate equity and longevity risk that took effect at year-end 2021, which had a modest net positive RBC impact on us. The NAIC has also approved an RBC update for mortality risk that took effect at year-end 2022, which had a modest positive impact on our reported RBC ratios.
The NAIC developed a group capital calculation (“GCC”) tool using an RBC aggregation methodology for all entities within an insurance holding company system, including non-U.S. entities. The NAIC amended the Model Holding Company Act and Regulation to adopt the GCC Template and Instructions and to implement the annual GCC filing requirement with an insurance group’s lead state regulator. The filing requirement becomes effective when the holding company act amendments are adopted by the state where an insurance group’s lead state regulator is located. A bill is pending in the New York State legislature to adopt such amendments. We cannot predict what impact this regulatory tool may have on our business.
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

The U.K. ceased to be a member of the EU in January 2020 and is no longer subject to EU law. While discussions continue between the U.K. and the EU on a Memorandum of Understanding (“MoU”) for financial services, there is no clear timeline for completion. In the meantime, the U.K. government has begun the process of reviewing its regulatory framework.It is likely that the U.K.’s domestic prudential regime may begin to diverge from the Solvency II Directive, but it is still unclear if it will do so in a way that would prevent a future MoU or have a material impact on the supervision of insurers. Similarly, the EU institutions have undertaken their own review of Solvency II. The European Commission and the European Council have developed positions and are awaiting the Parliament’s report to start trialogue negotiations. The full extent of the changes will only be known once the package of legislative reforms is finalized. We do not expect any changes to Solvency II resulting from this legislative process to be finalized and transposed into EEA member states’ respective domestic legislation prior to 2024.
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
In Chile, the law implementing Solvency II-like regulation continues in the studies stage. The implementation date for the new solvency regime has not yet been set; however, it could be in force within four years after the final regulation is published. MetLife Chile implemented governance changes and risk policies to comply with prior regulatory changes. MetLife Chile also submitted its ORSA regular report to the regulator in June 2022.
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
Japanese law requires insurers to maintain solvency standards to protect policyholders and to support their own financial strength. Most Japanese life insurers maintain a solvency margin ratio well in excess of the legally mandated minimum. In addition, we expect Japan to adopt an economic value-based solvency regime in 2025.
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
The Korea Financial Supervisory Service implemented a new solvency system, the Korean Insurance Capital Standard, in January 2023. This system reflects the International Association of Insurance Supervisors (“IAIS”) global Insurance Capital Standard and incorporates certain product portfolio and other features specific to the Korean market and includes mark-to-market valuation.
IAIS
The IAIS is a voluntary membership association of insurance supervisors and regulators. It is the global standard-setting body responsible for developing and assisting in the implementation of principles, standards and guidance, as well as supporting material, for the supervision of the insurance sector. The IAIS is a member of the Financial Stability Board (“FSB”), an international entity established to coordinate, develop and promote regulatory, supervisory and other financial sector policies in the interest of financial stability. The IAIS participates in the FSB’s initiative to identify and manage systemic risk globally. The IAIS has adopted a holistic framework for the assessment and mitigation of systemic risk in the global insurance sector (the “Holistic Framework”). The framework monitors the build-up of vulnerabilities at jurisdictional and global levels to address any such risk through the application of enhanced supervisory measures based on existing insurance core principles and the common framework for supervision of IAIGs. In December 2022, the FSB endorsed the Holistic Framework and discontinued the designation of globally systemically important insurers.
An IAIS proposal becomes effective when it is enacted through legislation or regulation in the applicable jurisdiction. As MetLife, Inc. is not a U.S. non-bank SIFI, the impact on MetLife, Inc. of the IAIS’s global proposals is uncertain.

Diversity and Corporate Governance
The NAIC and state insurance regulators are evaluating issues related to diversity within the insurance industry. In New York, the NYDFS expects the insurers it regulates to make diversity of their leadership a business priority and a key element of their corporate governance. The NYDFS collected data from insurers that met certain New York premium thresholds, including MetLife, Inc. and certain of its subsidiaries, regarding the diversity of their corporate boards and management. The NYDFS plans to publish such data on an aggregate basis to measure progress in the industry, and it now includes diversity-related questions in its examination process. The NAIC is also evaluating issues related to race, diversity and inclusion, and it is examining practices in the insurance industry in order to determine how barriers are created that disadvantage people of color or historically underrepresented groups.
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
Cybersecurity, Privacy and Data Protection Regulation
We are subject to a variety of laws and regulations at the local, state, federal and international level regarding the collection, storage, use, retrieval, processing, disclosure, protection and security of personal information, including health-related and customer information and employee data. Various local, state and federal laws in the U.S. and around the world require companies such as ours to inform consumers of data collection, storage and processing practices and further dictate whether, how, and under what circumstances we may transfer, process or receive personal information, the interpretation and scope of which are constantly evolving and vary significantly from jurisdiction to jurisdiction. We are also subject to laws and regulations governing the security and integrity of our information systems and the non-public information stored therein, many of which require the implementation and maintenance of a comprehensive information security program, and require notification to affected individuals and regulators of security breaches and other cyber incidents. Given growing cybersecurity risks and threats posed to information and financial systems by nation-states, terrorist organizations and independent criminal actors in recent years, insurance and other regulators have increased focus on cybersecurity practices, and regulatory and legislative activity in the areas of privacy, data protection and cybersecurity continues to increase worldwide. Below, we highlight some of the key data protection and cybersecurity laws and regulations to which we are subject.

Cybersecurity
The NYDFS promulgated the New York Cybersecurity Requirements for Financial Services Companies (the “Regulation”) to promote the protection of customer information and information technology systems by establishing and regulating cybersecurity requirements for banking and insurance entities under the NYDFS’s jurisdiction. In general, the Regulation requires covered entities, such as our insurance entities licensed in New York, to assess risks associated with their information systems and establish and maintain a cybersecurity program designed to assess those risks and protect the confidentiality, integrity and availability of such systems and data. Specifically, the Regulation provides for, among other things: (i) technical safeguards and controls relating to the governance framework for a cybersecurity program; (ii) risk-based policies, procedures and minimum standards for technology systems for data protection; (iii) minimum standards for cyber breach responses, including notice to the NYDFS of certain material events; (iv) designation of a chief information security officer and other qualified cybersecurity personnel; (v) oversight of third party service providers with access to the information systems and nonpublic personal information of covered entities, including via implementation of written policies and procedures to evaluate the third party service provider’s cybersecurity practices; and (vi) identification and documentation of material deficiencies, remediation plans and annual certifications of regulatory compliance. The NYDFS has proposed amendments to the Regulation which, if adopted, would require the implementation of new reporting, governance and oversight measures, and enhanced cybersecurity safeguards (such as annual audits, vulnerability assessments, and password controls and monitoring), and mandate notifications in the event a covered entity makes a cyber-ransom payment. We cannot predict whether the amendments will be adopted, what form they will take, or what effect they would have on our business or compliance costs. Covered entities that fail to comply with the Regulation may be subject to enforcement actions brought by the NYDFS, the result of which could lead to civil penalties, and other legal and reputational costs.
The NAIC adopted the Insurance Data Security Model Law (the “Cybersecurity Model Law”), which requires insurers and other entities licensed by a state insurance department to develop, implement and maintain a risk-based information security program. The Cybersecurity Model Law also establishes standards for data security and for investigation of and notification to insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. Several states have adopted the Cybersecurity Model Law, including four of our insurance subsidiaries’ domiciliary states, and more may adopt it in the future, requiring further compliance and oversight efforts. Such compliance efforts may present an increasing demand on our systems and resources, and require significant new and ongoing investments, including investments in compliance processes, personnel, and technical infrastructure.
On May 12, 2021, President Biden signed Executive Order 14028 on Improving the Nation’s Cybersecurity (the “Order”) to strengthen the U.S. federal government’s cybersecurity defenses and that of its vendors. The Office of Management and Budget (“OMB”) has released several memoranda expounding on various aspects of the Order; for example, OMB released the federal government’s strategy to move towards Zero Trust cybersecurity principles on January 26, 2022. While MetLife provides employee benefits to several of the agencies that are subject to the Order, it is not directly subject to the new requirements at this time, based on the scope of the Order. While the Order is primarily aimed at technology and software providers and suppliers, there are efforts underway within a whole-of-government approach to combat cyber-attacks and ransomware attacks, which could potentially impose additional cybersecurity requirements on MetLife and other federal contractors over time.

Privacy and Data Protection
In the U.S., we are subject to state laws, which impose certain obligations on the processing of personal information and provide consumers specific rights to control their personal information. For instance, the California Consumer Privacy Act (“CCPA”), which applies to certain portions of our business, requires covered companies to provide disclosures to California consumers about such companies’ data collection, use and sharing practices and gives California residents expanded rights with respect to the processing of their personal information. In November 2020, the CCPA was amended by the California Privacy Rights Act (“CPRA”), which took effect in most material respects on January 1, 2023. The CPRA expands the CCPA, including with respect to the processing of certain sensitive personal information, and establishes a regulatory agency, the California Privacy Protection Agency (“CPPA”), to promulgate rules and regulations, and to enforce those requirements. Regulators may impose fines for violations, and individuals have a private right of action for the unauthorized disclosure of personal information as a result of a failure to maintain reasonable security procedures. CCPA enforcement thus far has been limited; it has not been subject to significant litigation and judicial interpretation, and the CPRA has shifted enforcement duties from the state Attorney General to the new CPPA. As a result, it remains unclear how various provisions of the CCPA will be interpreted and enforced. Moreover, in February 2023, the CPPA adopted its final rule changes to the CCPA regulations; these are expected to come into force in April 2023. While a significant portion of our business is exempted from the CCPA’s specific requirements, the Health Insurance Portability and Accountability Act and the insurance laws of several states to which we are subject grant similar rights to insureds, including the right to request copies of their personal information that a company has collected.
Several other states either have proposed or adopted new comprehensive privacy laws, which may apply to certain portions of our business. However, some of these state laws (such as those enacted in Virginia, Colorado and Utah) include broad entity-wide exemptions for financial institutions. Additionally, a draft of a new federal privacy bill, the American Data Privacy and Protection Act (“ADPPA”), was introduced in June 2022 with the aim of harmonizing and improving federal data protection legislation. The ADPPA was not enacted during the last Congress, but it or similar federal legislation may be enacted in the future. Adapting our practices to comply with new laws and regulations may increase compliance costs and potentially change our business practices.
Outside of the U.S., our subsidiaries are subject to various data protection regimes, including the General Data Protection Regulation (EU) 2016/679 (“GDPR”), which became effective on May 25, 2018, and applies to entities established in the EU, as well as to entities not established in the EU, that target goods or services to EU data subjects, or that monitor consumer behavior that takes place in the EU. The GDPR imposes strict requirements for controllers and processors of personal data, including, for example, by requiring detailed disclosures to data subjects, a mechanism for individuals to access and correct personal data, specific timelines for data breach notifications, limitations on retention of information and stringent limits pertaining to the collection and storage of special categories of personal data, such as health information, and highly specific obligations when contracting with third-party processors in connection with the processing of EU personal data. The GDPR also imposes strict requirements on transfers of personal data outside of the EEA to countries which have not been deemed “adequate” by the European Commission. (In this regard, the U.K. has been deemed “adequate” and the U.S. has not been deemed “adequate”; however, the U.S. and European Commission have announced an agreement in principle on an EU-U.S. data transfer framework.)
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
We are also increasingly subject to increasingly restrictive laws in other jurisdictions that address and impose strict requirements on cross-border data transfers, including, for example, the People’s Republic of China’s Personal Information Protection Law and Brazil’s General Data Protection Law.
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

ERISA, Fiduciary Considerations, and Other Pension and Retirement Regulation
We provide products and services to certain employee benefit plans that are subject to ERISA and/or Section 4975 of the Internal Revenue Code of 1986, as amended (the “Code”). ERISA and the Code impose restrictions, including fiduciary duties to perform solely in the interests of ERISA plan participants and beneficiaries, and to avoid prohibited non-exempt transactions. The applicable provisions of ERISA and the Code are subject to enforcement by the U.S. Department of Labor (the “DOL”), the Internal Revenue Service (“IRS”) and the Pension Benefit Guaranty Corporation.
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
The SEC adopted Regulation Best Interest in 2019, and compliance was required beginning on June 30, 2020. Regulation Best Interest requires broker-dealers to act in the best interest of individual investor retail customers when recommending account types, securities transactions or investment strategies involving securities, including recommendations to IRA owners, as well as non-benefit plan retail customers. In addition, other SEC rules require broker-dealers and investment advisers to retail customers to describe their services and conflicts of interest to their retail customers in client relationship summary disclosure and deliver a copy to their retail customers. In December 2020, the DOL released the final version of the prohibited transaction exemption (“PTE”) 2020-02 to allow investment advice fiduciaries to receive compensation without violating ERISA, subject to impartial conduct standards and disclosure obligations aligned with the new SEC rules. In the preamble to PTE 2020-02, the DOL also provided its interpretation of the five-part test used to determine whether a person is acting as an ERISA investment advice fiduciary. PTE 2020-02 became effective on February 16, 2021. In April 2021, the DOL published additional guidance indicating that it may amend or add to this rule. FINRA rules similarly impose “know your customer” and “suitability” requirements on broker-dealers, as well as supplemental rules relating to sale of variable annuities, including with respect to certain benefit plan customers and IRA owners.
State regulators and legislatures in Nevada, New Jersey, Maryland and New York have proposed measures that would make broker-dealers, sales agents, and investment advisers and their representatives subject to a fiduciary duty when providing products and services to customers, including pension plans and IRAs, and Massachusetts has enacted a law to that effect. The NYDFS’s annuity suitability regulation incorporates the “best interest” standard and expands the scope of the regulation beyond annuity transactions to include sales of life insurance policies to consumers. In April 2021, the Appellate Division of the New York Supreme Court overturned the regulation for being unconstitutionally vague, although the New York State Court of Appeals reversed this ruling on October 20, 2022. Regulation Best Interest under the Securities Exchange Act of 1934, as amended (“Exchange Act”) does not include a private right of action, although the SEC did not indicate an intent to pre-empt state regulation in this area, and some of the state proposals and adopted regulations would allow for a private right of action. As a result of these developments, it is possible that it may become more costly to provide our products and services in the states subject to the new rules.
The SECURE 2.0 Act of 2022 (“SECURE 2.0”), signed into law on December 29, 2022, makes significant changes to existing law for retirement plans by building upon provisions in the Setting Every Community Up for Retirement Enhancement Act of 2019. SECURE 2.0 introduces new requirements and considerations for plan sponsors that are intended to expand coverage, increase savings, preserve income, and simplify plan rules and administrative procedures. Among other provisions, SECURE 2.0 directs the DOL to review its current interpretive bulletin regarding ERISA plan sponsors’ selection of annuity providers for purposes of transferring plan sponsor benefit plan liability to such annuity providers. Such review could result in the DOL’s imposition of new or different requirements on plan sponsors or on annuity providers such as MLIC and Metropolitan Tower Life Insurance Company, or could make such selection process more difficult for the parties involved.
In 2020, the Chilean Congress approved two bills, each of which allowed individuals to withdraw up to 10% of pension accounts or the account balance if it is below a certain amount. In April 2021, the Chilean Congress approved a third bill allowing for additional withdrawals of pension funds which also required insurance companies to advance payments of up to 10% of the reserves allocated to a customer’s annuity. Since then, bills allowing additional withdrawals and a second advance payment of annuities were rejected; however, it is possible that such proposals will be made again in the future.

In late 2022, the government sent a major pension reform bill to the Chilean Congress which included a proposal to limit private pension administrators to asset management and end their administration of mandatory pension accounts, among other significant changes. The impact of any such pension reforms will depend on the final measures adopted, and in some cases could have an adverse effect on our Chilean pension business.
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
Dodd-Frank also expanded the definition of “swap” and mandated the SEC and U.S. Commodity Futures Trading Commission (“CFTC”) to study whether “stable value contracts” should be treated as swaps. Pursuant to the new definition and the SEC’s and CFTC’s interpretive regulations, products offered by our insurance subsidiaries, other than stable value contracts, might also be treated as swaps. Should such products become regulated as swaps, we cannot predict how the rules would be applied to them or the effect on such products’ profitability or attractiveness to our clients. Special federal banking rules apply to certain qualified financial contracts, including many derivatives contracts, securities lending agreements and repurchase agreements, with banking institutions and certain of their affiliates. These rules generally require the banking institutions and their applicable affiliates to limit or delay their counterparties’ default rights (such as their counterparties’ right to terminate the contracts or foreclose on collateral) and restrict assignments and transfers of credit enhancements (such as guarantees) in connection with the banking institution or affiliate bankruptcy, insolvency, resolution or similar proceeding. These rules could limit our recovery in the event of a default, limit our ability to close-out transactions upon the bankruptcy of an affiliate of our counterparty, and increase our counterparty risk.

We expect the amount of collateral we are required to pledge and the payments we are required to make under our OTC swaps transactions to increase as a result of the requirement to pledge initial margin for OTC-bilateral transactions, based on the final margin requirements for non-centrally cleared derivatives.
Securities, Broker-Dealer and Investment Adviser Regulation
U.S. federal and state securities laws and regulations apply to insurance products that are also meet the definition of a “security,” including variable annuity contracts and variable life insurance policies, and certain fixed interest rate or index-linked contracts with features that require them to be registered as securities or exempt from registration. As a result, some of our subsidiaries and their activities in offering and selling variable insurance contracts and policies are subject to extensive regulation under these securities laws.
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
Two of our U.S. subsidiaries are registered with the SEC as broker-dealers under the Exchange Act and are members of, and subject to regulation by, FINRA. The SEC, CFTC and FINRA from time to time propose and adopt rules and regulations that impact broker-dealers and products deemed to be securities.
Two of our U.S. subsidiaries are registered as investment advisers with the SEC under the Investment Advisers Act of 1940, as amended, and are also registered or licensed in various non-U.S. jurisdictions, as applicable. In addition, we have non-U.S. subsidiaries that are registered or licensed in non-U.S. jurisdictions to conduct our investment management business. We may also be subject to similar laws and regulations in non-U.S. jurisdictions with respect to the provision of investment advisory services or the conducting of other activities.
Under SEC rules, broker-dealers recommending our variable products and other securities offerings to retail customers are required to comply with a “best interest” standard. SEC rules also require broker-dealers to disclose the nature of services, their standard of conduct, and their conflicts of interest to their retail customers. With regard to insurance products, the NAIC revised its Suitability in Annuity Transactions Model Regulation to add a “best interest” standard for the sale of annuities, which most of our insurance subsidiaries’ domiciliary states adopted and others may consider. In April 2021, as noted above, the Appellate Division of the New York State Supreme Court overturned NYDFS Regulation 187 - Suitability and Best Interests in Life Insurance and Annuity Transactions for being unconstitutionally vague, although the New York State Court of Appeals reversed this ruling on October 20, 2022.
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
Management of Climate Risks
The topic of climate risk has come under increased scrutiny by insurance regulators. The NYDFS issued a circular letter in September 2020 stating that it expects foreign authorized insurers, such as our insurance subsidiaries licensed in New York, to integrate financial risks related to climate change into their governance frameworks, risk management processes, business strategies and scenario analysis, and develop their approach to climate related financial disclosure.
On November 15, 2021, the NYDFS issued final guidance for New York domestic insurers, such as MLIC, stating that such insurers are expected to manage financial risks from climate change by taking actions that are proportionate to the nature, scale and complexity of their businesses. For instance, insurers should incorporate climate risk into their financial risk management and address this risk through their enterprise risk management functions. As of August 15, 2022, New York domestic insurers should have implemented certain corporate governance changes and developed plans to implement the organizational structure changes (e.g., defining roles and responsibilities related to managing climate risk). With respect to implementing additional changes (e.g., reflecting climate risks in the ORSA and using scenario analysis when developing business strategies), insurers are encouraged to work on these changes, although the NYDFS will issue further guidance with more specific timelines.
The NYDFS also adopted an amendment to the regulation governing enterprise risk management, applicable to New York domestic and foreign authorized insurers, which requires an insurance group’s enterprise risk management function to address certain additional risks, including climate change risk.
In addition, the FIO is authorized to monitor the U.S. insurance industry under Dodd-Frank. In furtherance of President Biden’s Executive Order on Climate-Related Financial Risk, dated May 20, 2021, the FIO sought public comment on climate-related financial risks in the insurance industry. The FIO is assessing how the insurance sector may mitigate climate risks and help achieve national climate-related goals.
The SEC is also continuing its focus on climate, and environmental, social and governance (“ESG”) risks and opportunities and has published its rulemaking list which contains several ESG-related rulemakings that the SEC is considering.
On March 21, 2022, the SEC proposed rules requiring registrants to provide additional climate-related information in their registration statements and annual reports, including in their financial statements. The proposal sets forth proposed rules for disclosure of climate-related risks, material impacts, governance, risk management, financial statement metrics, greenhouse gas emissions, attestation of emissions disclosures, and targets and goals.
On May 25, 2022, the SEC proposed rules requiring registered investment companies, business development companies, and registered and certain unregistered investment advisers to disclose in their fund prospectuses, annual reports and Form ADV information about how funds and advisers incorporate ESG factors into their investment strategies.
Unclaimed Property
We are subject to the laws and regulations of states and other jurisdictions concerning identification, reporting and escheatment of unclaimed or abandoned funds, and are subject to audit and examination for compliance with these requirements. See “— Insurance Regulation — Insurance Regulatory Examinations and Other Activities,” which references a consent order. See also Note 21 of the Notes to the Consolidated Financial Statements.

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
If the IRS ultimately determines that the distribution is taxable, the distribution could be treated as a taxable dividend or capital gain to MetLife shareholders who received shares of Brighthouse Financial, Inc. common stock in the distribution for U.S. federal income tax purposes, and such shareholders could incur significant U.S. federal income tax liabilities if the 2017 tax year is still open with respect to such shareholders under the applicable statute of limitation. In addition, if the IRS ultimately determines that the distribution is taxable, we and Brighthouse could incur significant U.S. federal income tax liabilities, and either we or Brighthouse could have an indemnification obligation to the other, depending on the circumstances.
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
Cross-Border Trade and Investments
Our U.K. business model historically utilized certain rights to operate cross-border insurance and investment operations, which were eliminated as a result of the U.K. withdrawing from the EU. In particular, our EEA insurance entities have lost the right to “passport” insurance services into the U.K. Nevertheless, MetLife has maintained its existing operating model as an inbound EEA-insurer under the U.K.’s Temporary Permissions Regime (“TPR”), which is due to last for at least three years from January 1, 2021. The TPR currently permits MetLife to carry on its insurance business in the U.K. while it discusses its future operating model with the relevant insurance regulators. Operating expenses within our businesses could increase as a result of such changes.
Further, MetLife Investment Management Limited, our investment manager in the U.K., lost its passporting rights in the EU as a result of Brexit. In order to continue our investment management business in the EU, we have established a firm in Ireland, MetLife Investment Management Europe Limited, which is authorized and supervised by the Central Bank of Ireland as a UCITS Management Company under the European Communities (Undertakings for Collective Investment in Transferable Securities) Regulations 2011 and an Alternative Investment Fund Manager under the European Union (Alternative Investment Fund Managers) Regulations 2013.
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

The Organisation for Economic Co-operation and Development (the “OECD”) has proposed policies aiming to modernize global tax systems, including a global 15% minimum effective tax rate (“Pillar Two”) for multinational companies, which could adversely affect our profitability if legislation is adopted by participating countries. The EU implemented Pillar Two in late 2022, and EU member states are required to enact domestic legislation by the end of 2023. We continue to evaluate the impact potential tax reform proposals may have on our future results of operations and financial condition.
London Interbank Offered Rate
The Financial Conduct Authority (“FCA”), the U.K. regulator of the London Interbank Offered Rate (“LIBOR”), and the Intercontinental Exchange (“ICE”) Benchmark Administration, the administrator of LIBOR, have announced the cessation dates for the publication of all U.S. Dollar and non-U.S. Dollar LIBOR settings. The cessation dates of many of these settings have occurred and the cessation date of the remaining U.S. Dollar LIBOR settings (overnight and one-, three-, six- and 12-month U.S. Dollar LIBOR) will occur on June 30, 2023. The FCA has proposed that the ICE Benchmark Administration continue publication of one-, three- and six-month U.S. Dollar LIBOR settings on a “synthetic,” or non-representative, basis through the end of September, 2024.
We use LIBOR and other interbank offered rates as interest reference rates in many of our financial instruments. The transition of our existing LIBOR contracts to alternative reference rates, including the adequacy of LIBOR fallback provisions in such contracts, whether, how, and when we and others develop and adopt alternative reference rates, the availability of synthetic LIBOR and the applicability of U.S. legislative remedies that address LIBOR transaction risk for various legacy U.S. Dollar LIBOR contracts, will influence the effect of any changes to or discontinuation of LIBOR on us. We continue to identify, assess and monitor market and regulatory developments, assess agreement terms, and evaluate operational readiness related to the transition. The SEC’s Division of Examinations (formerly the Office of Compliance Inspections and Examinations) expects to assess registrants’ efforts to prepare for LIBOR discontinuation and their transition to alternatives. We actively participate in the New York Federal Reserve Bank convened Alternative Reference Rate Committee and other industry association efforts on the transition to alternative reference rates. The Company utilized the International Swaps and Derivatives Association, Inc. (“ISDA”) 2020 IBOR Fallbacks Protocol to address the transition from LIBOR and other interbank offered rates to other risk-free rates in its OTC bilateral ISDA derivatives contracts. We also monitor the Financial Accounting Standards Board’s, International Accounting Standards Board’s, and U.S. Treasury Department’s updates on the accounting and tax implications of reference rate reform. In March 2022, federal legislation was enacted to address, for U.S. Dollar LIBOR settings scheduled to cease being published at the end of June 2023, the transition to alternative reference rates for all U.S. law governed contracts with non-existent or inadequate U.S. Dollar LIBOR fallback provisions. Except with respect to the one-week and two-month U.S. Dollar LIBOR tenors, the federal legislation supersedes all state law addressing the U.S. Dollar LIBOR transition, including legislation enacted in New York in 2021. The Federal Reserve Board adopted regulations in December 2022 that implement this legislation by identifying benchmark rates based on Term SOFR that will automatically replace LIBOR in specified financial contracts after June 30, 2023. The regulation authorizes specified “determining persons” to select a benchmark replacement and substitutes a Federal Reserve Board-specified replacement where a determining person does not select a workable benchmark replacement by at least June 30, 2023. Each Federal Reserve Board-specified replacement in the regulation incorporates spread adjustments. We continue to assess current and alternative reference rates’ merits, limitations, risks and suitability for our investment and insurance processes.
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
Human Capital Resources
At December 31, 2022, we had approximately 45,000 employees.
We strive to build a purpose-driven and inclusive culture where our employees are energized to make a difference. As a financial services company, we rely significantly on our global workforce, leveraging a wide variety of professional, technical, management, business, and other skills and expertise, to create value for all of our stakeholders. Our priorities include talent attraction and retention, holistic well-being, diversity, equity and inclusion (“DEI”), talent and skill development, total compensation and benefits, and culture and engagement. These factors impact the readiness of the organization to fuel future business needs.
•Talent attraction and retention: As we prepare our talent for the future and bring out their potential through inclusion and development, we aim to create conditions so the individual can personally flourish. We do this by celebrating value through recognition, demonstrating care through our relentless focus on health and wellness, and promoting stability through our benefits and compensation programs.
•Holistic well-being: We encourage our employees to prioritize health by connecting our purpose, our work, and the importance of overall well-being. We have continued to apply these principles to meet our employees’ needs throughout the COVID-19 pandemic. We have adopted a new work arrangement model founded on business analysis that evaluates where, when and how jobs are performed enabling the nature of the role to determine the level of flexibility. This future of work model has been structured into three workforce segments which is comprised of individuals who work in the office, virtually or “hybrid” (which combines both work arrangements). We continue to offer our global platform known as BeWell, launched in 2020, to provide resources to help employees with resilience and coping, staying balanced, maintaining physical and financial wellbeing, and building healthy relationships. As the pandemic continued to take its toll on mental health in 2022, it became even more vital to support mental health and combat mental health stigmas. The BeWell program intensified its focus to promote and reinforce sustained healthy mental habits, such as mindfulness, sleep, exercise and practicing appreciation and gratitude.

•Diversity, equity and inclusion: We aspire to cultivate an inclusive culture where our diversity of talent positions us to meet the needs of our employees, our customers, our shareholders, and the global communities we serve. In March 2022, we announced a series of 2030 DEI commitments that address the needs of underserved and underrepresented communities through our investments, products and services, supply chain, volunteering and community efforts. Such efforts include achieving top-quartile performance in our industry for workforce diversity across each ethnically and racially diverse category in the U.S. and for female officers globally as measured against best-in-class industry benchmarks. We measure ourselves against these benchmarks to monitor our progress and effectiveness, including tracking gender, ethnic, and racial diversity representation across seniority levels. Globally, women now represent 25% of our Executive Leadership Team and 38% of our Board of Directors. In the U.S., ethnic and racially diverse employees represent 20% of our Executive Leadership Team and 23% of our Board of Directors. Such efforts also include completing the commitment MetLife Foundation announced in June 2020 to provide $5 million over three years to advance racial equity in the U.S.; joining the Human Rights Campaign’s Business Coalition for the Equality Act; and expanding our talent sponsorship program, EXCELERATE, globally to advance the development of high-potential diverse leaders. We are committed to fostering an environment where every employee feels a sense of belonging and can bring their best self to their teams and contribute their perspectives to strengthen our business and our culture.
•Talent and skill development: Our success as a company begins with our employees. We aim to create a culture of continuous learning and work to ensure every employee has access to tools, resources and incentives for growth. Employees leverage our digitally enabled learning platform known as MyLearning to continuously develop and build the core skills they need in a dynamic environment. Additionally, employees can enhance and expand their skills through experiential learning through our internal talent marketplace known as MyPath, enabling cross-functional learning through hands-on project work. We are focusing on skills development at scale for capabilities critical to successfully serving our customers, specifically in the areas of technology, distribution, leadership and agility. Through this holistic approach to development, we continue to prepare our workforce for the future. We monitor our progress through ongoing tracking of employee participation in our robust learning opportunities and in key areas through the building of capability against skills gap analysis.
•Compensation and benefits: We recognize the importance of providing market-aligned compensation opportunities and comprehensive, cost-effective benefits to attract, retain, engage, and motivate talented employees. We use a competitive total compensation framework that consists of base salary, as well as annual and long-term incentive opportunities. Our benefits offerings prioritize holistic well-being, encouraging and equipping all employees globally to sustain and improve their physical, mental, financial and social wellness. Company-paid and company-subsidized healthcare, disability, and life insurance and retirement benefits are market-aligned, and competitive paid time off and parental leave programs are provided in all markets. We regularly review our compensation and benefits programs and consider business objectives and employee input, as well as market developments, when making updates. By designing these programs to enable our employees to build a more confident future, we live our purpose, promote our business objectives, align management’s interests with those of our many stakeholders and underscore our focus on long-term shareholder value.
•Culture and engagement: The work of building our purpose-driven, inclusive culture starts with trust. Trust permits us, as a team, to be curious, forthcoming, open, imaginative, confident and inclusive. We accelerate building trust and open dialogue through:
•Global networks where executive and senior leaders across the organization connect to further shape and align to the strategy, build capabilities and provide voice and feedback on how we operate, our culture and our future;
•Let’s Talk Live! monthly, Chief Executive Officer (“CEO”)-driven global town halls where information is shared with all employees, questions are asked and answered; and
•MyVoice, MetLife’s powerful employee survey and listening program that amplifies the voice of our employees and informs action-oriented solutions.
•Speak Up, MetLife’s online tool, together with its Ethics & Fraud Hotline, enable associates to report any concern or violation that impacts employees, customers, or MetLife, without fear of retaliation.
See MetLife’s Sustainability Report (the “Sustainability Report”) at www.metlife.com/sustainability for further detail on how our actions strengthen our workforce. Neither the Sustainability Report, nor any other information from the MetLife website, is a part of or incorporated by reference into this Annual Report on Form 10-K.

Information About Our Executive Officers
Set forth below is information regarding the executive officers of MetLife, Inc. MLIC and MetLife Group, Inc. are affiliates of MetLife, Inc.:

Name	Age	Position with MetLife and Business Experience
Michel A. Khalaf	59	•	President, Chief Executive Officer and Director of MetLife, Inc. (May 2019 – present)
		•	President, U.S. Business, of MetLife, Inc. (July 2017 – April 2019)
John D. McCallion	49	•	Executive Vice President and Chief Financial Officer of MetLife, Inc. (August 2018 – July 2019) (November 2019 – present)
		•	Executive Vice President and Chief Financial Officer and Treasurer of MetLife, Inc. (May 2018 – August 2018) (July 2019 – November 2019)
		•	Executive Vice President and Treasurer of MetLife, Inc. (July 2016 – May 2018)
Marlene Debel	56	•	Executive Vice President and Chief Risk Officer of MetLife, Inc. (May 2019 – present)
		•	Executive Vice President and Head of Retirement & Income Solutions of MetLife, Inc. (March 2018 – May 2019)
		•	Executive Vice President and Chief Financial Officer, U.S. Business, of MetLife, Inc. (July 2016 – March 2018)
Stephen W. Gauster	52	•	Executive Vice President and General Counsel of MetLife, Inc. (May 2018 – present)
		•	Senior Vice President and Interim General Counsel of MetLife, Inc. (July 2017 – May 2018)
		•	Senior Vice President and Chief Counsel, General Corporate Section of the Law Department of MetLife Group, Inc. (January 2016 – June 2017)
Steven J. Goulart	64	•	Executive Vice President and Chief Investment Officer of MetLife, Inc. (May 2011 – present)
		•	Head of the Portfolio Management Unit as Senior Managing Director of MLIC (January 2011 – April 2011)
Bill Pappas	53	•	Executive Vice President, Global Technology and Operations, of MetLife, Inc. (November 2019 – present)
		•	Head of Global Operations, Bank of America, a financial services company (February 2016 – November 2019)
Susan M. Podlogar	59	•	Executive Vice President and Chief Human Resources Officer of MetLife, Inc. (July 2017 – present)
		•	Vice President, Human Resources, Global Medical Devices, Johnson & Johnson, a medical devices, pharmaceutical and consumer products company (May 2016 – June 2017)
Ramy Tadros	47	•	President, U.S. Business, of MetLife, Inc. (May 2019 – present)
		•	Executive Vice President and Chief Risk Officer of MetLife, Inc. (September 2017 – April 2019)

Trademarks
We have a worldwide trademark portfolio that we consider important in the marketing of our products and services, including, among others, the trademark “MetLife.” We also have trademarks, such as the “PROVIDA” trademark, we have acquired with businesses. We believe that our rights in our trademarks are well protected.
Available Information
MetLife encourages investors and others to frequently visit its website (www.metlife.com), including its Investor Relations web pages (https://investor.metlife.com). MetLife announces significant financial and other information to its investors and the public on its Investor Relations web pages in news releases, public conference calls and webcasts, fact sheets, and other documents and media. MetLife, Inc. makes available free of charge on its Investor Relations web pages the reports and other information it files with or furnishes to the SEC as soon as reasonably practicable after they are filed with or furnished to the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, any amendments to each of those reports, proxy statements, and other disclosure. The SEC maintains an internet website (https://www.sec.gov) that contains this and other information regarding issuers that file electronically with the SEC, including MetLife, Inc.
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
These risk factors do not describe all potential risks that could affect MetLife. You should carefully consider the risk factors together with other information contained in this Annual Report on Form 10-K, including “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes in “Financial Statements and Supplementary Data,” and other reports and materials MetLife submits to the SEC.
Economic Environment and Capital Markets Risks
We May Face Difficult Economic Conditions
Market factors, including interest rates, credit spreads, equity prices, derivative prices and availability, real estate conditions, foreign currency exchange rates, consumer and government spending, government default or spending reductions to avoid default, business investment, climate change, public health risks, volatility, disruptions and strength of the capital markets, deflation and inflation, and government actions in response thereto, may inhibit revenue growth, reduce investment opportunities and result in investment losses, derivative losses, changes in insurance liabilities, impairments, increased valuation allowances, increases in reserves, reduced net investment income and changes in unrealized gain or loss positions.
Higher unemployment, changes to inflation, lower family income, lower corporate earnings, greater government regulation, lower business investment, lower consumer spending, elevated incidence of claims, adverse utilization of benefits relative to our best estimate expectations, lapses or surrenders of policies, reduced demand for our products, and deferred or canceled payments of insurance premiums may negatively affect our earnings and capitalization.
Declining equity or debt markets may decrease the account value of our products, reducing certain fees generated by these products, which may increase the level of insurance liabilities we carry and require us to increase funding to our captive reinsurers. Additionally, higher or lower interest rates may impact the value and/or reduce returns in fixed income investments.
Public Health Risks
Pandemics and other public health issues, and governmental, business, and consumer reactions to them, have affected and may continue to affect economic conditions. They have and may continue to cause illnesses and deaths, changes in consumer or business confidence, behavior and investment and business activity, changes to interest rates and other market risk factors, and governmental or other restrictions on economic activity for prolonged periods. Any of these issues may cause or exacerbate any of the difficult economic conditions we describe in these risk factors.
Interest Rate Risks
Some of our products and investments expose us to interest rate risks, including changes in the difference between short-term and long-term interest rates, which may reduce or eliminate our investment spread and net income.
Interest rate increases may harm our profitability. During rapidly increasing interest rates, we may not be able to replace the investments in our general account with higher yielding investments needed to fund the higher crediting rates required to stay competitive. This could result in a lower spread, lower profitability, decreased sales, and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals may increase as policyholders seek investments with higher perceived returns. This may result in cash outflows requiring the sale of investments on less favorable terms, resulting in investment losses and reductions in net income. Reductions in net income may in turn harm our credit instrument covenants and rating agency assessment of our financial condition. Interest rate increases may harm the value of our investment portfolio, for example, by decreasing the estimated fair value of fixed income securities, and may increase our daily settlement payments on interest rate futures and cleared swaps, resulting in increased cash outflows and liquidity needs. Furthermore, if interest rates rise, our unrealized gains on fixed income securities may decrease and our unrealized losses may increase. We would recognize the accumulated change in estimated fair value of these fixed income securities in net income when we realize a gain or loss upon the sale of the security or we determine that the decline in estimated fair value is due to a credit loss. During inflationary periods with rising interest rates, the value of fixed income investments falls which could increase realized and unrealized losses, resulting in additional deferred tax assets that may not be realizable. Finally, an increase in interest rates may decrease fee income associated with a decline in the value of variable annuity account balances invested in fixed income funds.
The rapidly rising interest rate environment may cause the interest maintenance reserve (“IMR”) balance of certain of our insurance subsidiaries to decrease or become negative because of their bond sales at a capital loss. Current statutory accounting guidance requires the non-admittance of negative IMR. If the IMR balance of our insurance subsidiaries becomes negative, surplus and financial strength of certain of our insurance subsidiaries may not be captured in the Consolidated Financial Statements due to lower surplus and RBC ratios. The NAIC is considering whether the allowance of a negative IMR balance in statutory accounting should be permitted, although the outcome of this initiative is uncertain.
Federal Reserve Board monetary policy (and that of other central banks) may also impact the pricing levels of risk-bearing investments and may harm our investment income or product sales.
The measures we take to mitigate the risks of investing in a changing interest rate environment, such as mitigating our fixed income investments relative to our interest rate sensitive liabilities, may not be sufficient. For some of our liability portfolios, we may not be able to invest assets at the full liability duration, thereby creating some asset/liability mismatch. In addition, asymmetrical and non-economic accounting may cause material changes to our net income and stockholders’ equity because we record our non-qualified derivatives at fair value through earnings, while certain hedged items may follow an accrual-based accounting model or are recorded at fair value through other comprehensive income.
Low interest rates and risk asset returns may reduce income from our investment portfolio, increase our liabilities for claims and future benefits, and increase the cost of risk transfer measures, decreasing our profit margins. During certain market events, such as a global credit crisis, a market downturn, or sustained low market returns, we may incur significant losses due to, among other reasons, losses incurred in our general account and the impact of guarantees, including increases in liabilities, capital maintenance obligations and collateral requirements. In addition, during periods of sustained lower interest rates, we may need to reinvest proceeds from certain investments at lower yields, reducing our investment spread. Moreover, borrowers may prepay or redeem the fixed income securities and loans in our investment portfolio with greater frequency. Although we may be able to lower interest crediting rates to help offset decreases in spreads, our ability to lower these rates is limited to our products that have adjustable interest crediting rates, which could be limited by competition or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our investment spread may decrease or become negative. Reductions in net income from these factors may in turn harm our credit instrument covenants or rating agency assessment of our financial condition.
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
Credit Spread Risks
Changes in credit spreads may result in market price volatility and cash flow variability. Market price volatility can make valuations of our securities difficult if trading becomes less frequent, which may require us to add to our reserves. Market volatility may cause changes in credit spreads, defaults and a lack of pricing transparency. An increase in credit spreads relative to U.S. Treasury benchmarks may increase our borrowing costs and decrease certain product fee income. A sustained decrease in credit spreads could reduce the yield on our future investments. The discount rate used to calculate liabilities for future policy benefits includes a component for market credit spreads. Changes in market credit spreads could result in volatility to liabilities for future policy benefits.
Equity Risks
Downturns and volatility in equity markets may harm our savings and investment products’ revenues and investment returns, where fee income is earned based upon the fair value of our managed assets. Our variable annuity business is highly sensitive to equity markets, and a sustained weakness or stagnation in the equity markets may decrease these products’ revenues and earnings. Furthermore, certain of our variable annuity products offer guaranteed benefits that increase our potential benefit exposure should equity markets decline or stagnate.

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
Real Estate Risks
Changes in leasable commercial space supply and demand, pandemics and other public health issues, creditworthiness of tenants and partners, capital markets volatility, interest rate fluctuations, commodity prices, farm incomes, housing and commercial property market conditions, and real estate investment supply and demand may adversely impact our investments in commercial, agricultural and residential mortgage loans, and real estate equity investments including joint ventures.
Political, Obligor and Counterparty Risks
Our general account investments in certain countries could be adversely affected by volatility resulting from local economic and political concerns, as well as volatility in specific sectors. Government entities may face budget deficits and other financial difficulties, which may harm the value of securities we hold issued by or under the auspices of such governments. In the U.S., one of the most serious threats facing the economy is the disagreement over the federal debt limit which, if not addressed in the coming months, could lead to a default on the federal debt, adverse market impact and a recession this year.
The issuers or guarantors of fixed income securities and mortgage loans we own may default on principal and interest payments they owe us. Additionally, the change in value of underlying collateral within mortgage-backed securities, asset-backed securities (“ABS”) and collateralized loan obligations (“CLO”) may result in a default on principal and interest payments, reducing our cash flows. The occurrence of a major economic downturn, acts of corporate malfeasance, widening credit spreads, or other adverse events may reduce the estimated fair value of our portfolio of fixed income securities and mortgage loans and increase the default rate of the fixed income securities and mortgage loans in our investment portfolio.
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
Derivatives Risks
If our counterparties, clearing brokers or central clearinghouses fail or refuse to honor their obligations under our derivatives agreements, our risks may not be fully hedged. A counterparty, clearing broker, or central clearinghouse may become insolvent or otherwise unable or unwilling to make payments or to return collateral under the terms of derivatives agreements, increasing our costs. If the net estimated fair value of a derivative to which we are a party declines, we may need to pledge additional collateral or make increased payments. In addition, we may face increased costs to the extent we replace counterparties who suffer financial difficulties. Furthermore, our derivatives valuations may change based on changes to our valuation methodology or errors in such valuation or valuation methodology.
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
We May Not Meet Our Liquidity Needs, Access Capital, or May Face Significantly Increased Cost of Capital Due to Adverse Capital and Credit Market Conditions
In cases of volatility, disruption, or other conditions in global financial markets, we may have to seek additional financing, the availability and cost of which could be adversely affected by market conditions, regulatory considerations, availability of credit to our industry generally, our credit ratings and credit capacity, reduced business activity, or investment losses, and the perception of our financial prospects. Our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. We may not be able to successfully obtain additional financing we need on favorable terms or at all. We may be required to return significant amounts of cash collateral on short notice under securities lending or derivatives agreements or post collateral or make payments related to specified counterparty agreements.
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
We May Be Unable to Access Our Credit Facility, Reducing Our Liquidity and Leading to Downgrades in Our Credit and Financial Strength Ratings
We may fail to comply with or fulfill all conditions under the unsecured revolving credit facility (the “Credit Facility”) MetLife, Inc. and MetLife Funding, Inc. (“MetLife Funding”) maintain. Lenders may fail to fund their lending commitments under the Credit Facility due to insolvency, illiquidity or other reasons.
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
Governments may change regulation of financial services, insurance, variable annuities and variable life insurance, securities, derivatives, pension, health care, accounting, cybersecurity, privacy and data protection, tort reform legislation, taxation, benefit plan investment advice and related fiduciary duties, antitrust as applied to the business of health insurance or otherwise, and other areas. Laws and regulations may also affect customers, sales intermediaries, or others. We or others may fail to comply with these requirements or suffer adverse regulatory examinations or audits. Regulators may also interpret rules differently from the way we have, or change interpretations of laws or rules, and legislators may change statutes. Any of these changes may harm our ability to continue to offer the products we do today or to introduce new products.
We may incur costs to comply with laws and regulations and changes to these laws and regulations may increase our expenses and regulatory capital charges. Our failure to comply with our own policies or with regulatory requirements may harm our reputation or result in sanctions or legal claims.
Laws, regulations or regulatory actions may limit or change the type, amount or structure of compensation or benefits we offer our employees or others, or may limit or ban the use of non-competition agreements, which may harm our ability to compete in recruiting and retaining key personnel. We may also fail to fulfill our fiduciary or other benefit-related obligations completely.
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
Regulators have reacted and may continue to react to pandemics and other public health issues (such as the COVID-19 pandemic). They may require “no lapse” in policy coverage regardless of whether we receive premiums or are able to assess fees against policyholder account balances. They may extend insurance coverage beyond our policy or contract terms and may impose premium grace periods, suspend cancellations, lower or freeze premium rates, allow non-contractual withdrawals, and extend proof of loss deadlines, including retroactively, exposing us to risks and costs we are unable to foresee or underwrite. We may also adopt customer accommodations, such as waiving exclusions, forgoing rate increases or implementing lower rate increases than we would otherwise, relaxing claim documentation requirements, relaxing eligibility criteria, granting premium credits, or other accommodations for customers experiencing economic or other distress.

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
Governments or Others May Increase our Taxes by Changing or Re-Interpreting Tax Laws, Making Some of Our Products Less Attractive to Consumers
Changes in tax laws or interpretations of such laws could increase our corporate taxes, reduce our earnings, and adjust the value of our deferred tax assets and liabilities. Changes may increase our effective tax rate or have implications that make our products less attractive to consumers. Tax authorities may enact laws, change regulations to increase existing taxes, or add new types of taxes, and authorities who have not imposed taxes in the past may impose taxes.
Customers shifting away from employee benefits, life insurance and annuity contracts, or other tax-preferred products would reduce our income from these products and our asset base, reducing our earnings and potentially affecting the value of our deferred tax assets.
We May Face Increasing Litigation and Regulatory Investigations
Legal or regulatory actions, inquiries or investigations, whether ongoing or yet to come, could harm our reputation, ability to attract or retain customers or employees, business, financial condition, or results of operations, even if we ultimately prevail. Regulators or private parties may bring class actions, individual suits, or investigations seeking large recoveries and alleging wrongs relating to sales or underwriting practices, claims payments and procedures, failure to adequately or appropriately supervise, inappropriate compensation contrary to licensing requirements, product design, disclosure, administration, investments, denial or delay of benefits, pandemic- or other public health-related practices (such as those related to the COVID-19 pandemic), data security incidents, discriminatory or inequitable practices, and breaches of fiduciary or other duties. We may be unable to anticipate the outcome of a litigation and the amount or range of loss because we do not know how adversaries, fact finders, courts, regulators, or others will evaluate evidence, the law, or accounting principles, and whether they will do so differently than we have.
We May Face Changes to Interest Rates, the Value of our Financial Instruments, the Competitiveness of our Products, the Performance of our Investments, and our Relationships Due to LIBOR’s Discontinuation and the Uncertainties in Our Transition to Alternative Reference Rates
The FCA, the U.K. regulator of LIBOR, and the ICE Benchmark Administration, the administrator of LIBOR, have announced the publication cessation dates for all U.S. Dollar and non-U.S. Dollar LIBOR settings. Most settings ceased at the end of December 2021 and the remaining U.S. Dollar settings (overnight and one-, three-, six- and 12-month U.S. Dollar LIBOR) will cease at the end of June 2023. The FCA has proposed that the ICE Benchmark Administration continue publication of one-, three- and six-month U.S. Dollar LIBOR settings on a “synthetic,” or non-representative, basis through the end of September, 2024. We continue to actively transition to the alternative reference rates. Differences between LIBOR and the applicable alternative reference rates may impact the value of, return on, and markets for, a broad array of our products, our financial instruments, the instruments in which we invest, or interest or dividend rates on our borrowing, preferred stock or debt. The effects on our business and investments will vary depending on the transition of our existing LIBOR contracts to alternative reference rates, including the adequacy of LIBOR fallback provisions in such contracts, whether, how, and when industry participants adopt alternative reference rates for new products or instruments, the availability of “synthetic” LIBOR and the applicability of U.S. legislative remedies that address LIBOR transition risk for various legacy U.S. Dollar LIBOR contracts. Uncertainty regarding the continued use and reliability of LIBOR, regarding the calculation of the applicable interest rate or payment amount depending on the terms of the governing instruments, or regarding the application or effectiveness of alternative reference rates, could increase our costs, reduce the value of such instruments, or impair our cash or derivative positions. We may not effectively hedge or manage risks from differences among applicable alternative reference rates or timing of when such rates take effect.
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
Our Efforts to Meet Environmental, Social, and Governance Standards and to Enhance the Sustainability of our Businesses May Not Meet Investors', Regulators' or Customers' Expectations
Some of our shareholders, investors and customers, or those considering such a relationship with us, evaluate our business or other practices according to a variety of ESG standards and expectations. Some of our regulators have proposed or announced that they plan to propose ESG rules or announced that they intend to review our practices against ESG standards; others may do so in the future. Further, we define our own corporate purpose, in part, by the sustainability of our practices and our impact on all our stakeholders.
Our investors or others may evaluate our practices by ESG criteria that are continually evolving and not always clear or readily measurable. These standards and expectations may also, as a whole, reflect contrasting or conflicting values or agendas. Our decisions or priorities must also necessarily, and simultaneously, take account of multiple business goals and interests. Our practices may not change in the particulars or at the rate stakeholders expect. As a result, our efforts to conduct our business in accordance with some or all these expectations may involve trade-offs. In June 2022, we announced our goal to achieve net zero greenhouse gas emissions for our global operations and general account investment portfolio by 2050 or sooner. We are reorienting our climate commitments to advance this goal, which involves assumptions and expectations that involve risks and uncertainties. We may fail to meet our commitments or targets, and our policies and processes to evaluate and manage ESG standards in coordination with other business priorities may not prove completely effective or fully satisfy investors, regulators, customers or others. Customers and potential customers may be prohibited or choose not to do business with us based on our sustainability practices and related policies and actions. We may face adverse regulatory, investor, media, or public scrutiny leading to business, reputational, or legal challenges.
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
Insurance regulators may restrict dividends or other payments above certain amounts where their approval is required if they determine payments could be adverse to our policyholders or contractholders. Business conditions, rating agency considerations, taxation, dividend and repatriation rules, and monetary transfer and foreign currency exchange rules may limit our insurance subsidiaries’ dividends and other payments. We may need to transfer capital among our companies to comply with net worth maintenance or other support agreements, limiting capital available for other purposes.
Investment Risks
We May Face Defaults, Downgrades, Volatility or Other Events That Adversely Affect the Investments We Hold
In case of a major economic downturn, U.S. government default (or threatened default), acts of corporate malfeasance, widening credit risk spreads, ratings downgrades or other events, our estimated fair value of our fixed income securities and loan portfolios and corresponding earnings may decline, and the default rate of our investment portfolio may increase. These changes could harm the issuers or guarantors of securities or the underlying collateral of structured securities that we hold. We may have to hold more capital to support our securities to maintain our RBC levels if securities we hold suffer a ratings downgrade. Our intent to sell, or our assessment of the likelihood that we will be required to sell, fixed income securities may increase our write-downs or impairments. Our realized losses or impairments on these securities may harm our net income.
The default rate, loss severity or other performance of our mortgage loan investments may change. Any concentration of our mortgage loans by geography, tenancy or property type may have an adverse effect on our investment portfolio, the prices we can obtain when we sell assets, and our results of operations or financial condition. Legislation or regulations that would allow or require modifications to the terms of, or impact the value of, mortgage loans or other investments could harm our investment portfolio.
Pandemics and other major public health issues (such as the COVID-19 pandemic) have affected and may continue to affect financial markets and our investment portfolio. These may continue to contribute to our risk of investment defaults, downgrades and volatility, and lower variable investment income and returns, and may cause or exacerbate any of the investment risks we describe in these risk factors.
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
Business Risks
Our Actual Claims or Other Results May Differ From Our Estimates, Assumptions, or Models
If our actual claims experience is less favorable than the underlying underwriting, reserving, and other assumptions we used in establishing claim liabilities, we could be required to reduce value of business acquired (“VOBA”), increase our liabilities, or incur higher costs.
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
We May Face Competition for Business
Competitive pressures, based on a number of factors including service, product features, scale, price, financial strength, claims-paying ratings, credit ratings, e-business capabilities, name recognition, performance against ESG metrics, technology, adaptation in light of pandemics and other public health issues, changes in regulation and taxes, and other factors, may adversely affect the persistency of our products and our ability to sell products in the future. We may be harmed by competition from other insurance companies, as well as non-insurance financial services companies, which may have a broader array of products, more competitive pricing, higher claims paying ability ratings, greater financial resources with which to compete, or pre-existing customer bases for financial services products. Additionally, we may lose purchasers of group insurance products that are underwritten annually due to more favorable terms from competitors. Furthermore, the investment management and securities brokerage businesses have relatively low barriers to entry and continually attract new entrants. Our customers and clients may engage other financial service providers, resulting in our loss of business.
An increase in consolidation activity among banks, brokers and broker-dealers may negatively impact the insurance industry’s sales. It may increase competition for access to distributors, resulting in greater distribution expenses, and may impair our ability to market insurance products to or expand our current customer base. Consolidation and other industry changes may also increase the likelihood that distributors will renegotiate agreements on terms less favorable to us.
In addition, legislative and other changes affecting the regulatory environment for our business may not impact all activities and companies equally, which could adversely affect our competitive position within the insurance industry and the broader financial services industry.
We Face Technological Changes That Present New and Intensified Challenges and May Fail to Foresee or Adapt to These Changes
Our business operations rely on functioning and secure information systems and those of our vendors. Technological changes present us with new or intensified challenges, and if we are unable to foresee or adapt to these changes, our business, results of operations and financial condition may be adversely affected. For example, our assumptions, models and reserves may need to be modified if we are unable to accurately, timely, or completely process, store and retrieve the increased volume and variety of information relating to our businesses, including information related to deaths, that new technological tools for data collection and analysis make available.
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
New technologies may impact the configuration of our information systems, and how they connect with those of our vendors, service providers and/or partners. Such technological developments may introduce or uncover information security vulnerabilities, which may result in breaches or increased costs associated with maintaining appropriate cybersecurity and data protection measures or enforcement actions against us by regulators. Any such vulnerability that results in a security breach or failure of our information systems, or those of third parties on which we rely, may result in litigation, regulatory action, negative impacts to our business operations, and reputational harm.
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
Pandemics and other public health issues or other events may cause a large number of illnesses or deaths. Hurricanes, windstorms, earthquakes, hail, tornadoes, explosions, severe winter weather, fires, floods and mudslides, blackouts and man-made events such as riot, insurrection, terrorist attacks or acts of war may also cause catastrophic losses and increased claims. An event that affects the workforce of one or more of our customers could increase our mortality or morbidity claims. Governmental and non-governmental organizations may not effectively mitigate catastrophes' effects.
Consistent with industry practice and accounting standards, we establish liabilities for claims arising from a catastrophe only after assessing the probable losses arising from the event. The liabilities we have established may not be adequate to cover our actual claim liabilities. Our efforts to manage risks may be impeded by restrictions on our ability to withdraw from catastrophe-prone areas or on reinsurance transactions. We may be unable to obtain catastrophe reinsurance at rates we find acceptable, or at all. We may also be called upon to make contributions to guaranty associations or similar organizations as a result of catastrophes.

We May Face Direct or Indirect Effects of Climate Change or Responses to It
Climate change may increase the frequency and severity of short-, medium-, or long-term weather-related disasters, public health incidents, and pandemics, and their effects may increase over time. Climate change regulation may harm the value of investments we hold or harm our counterparties, including reinsurers, or increase our compliance costs. Our regulators may also increasingly focus their examinations on our management of climate-related risks.
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
We may charge net income because we determine that it is more likely than not that we will not realize a deferred income tax asset based on the performance of the business and its ability to generate future taxable income. In addition, we may need to adjust the value of deferred tax assets and liabilities if tax rates change.
We May Be Required to Impair VOBA, VODA or VOCRA
Adverse changes to investment returns, mortality, morbidity, persistency, interest crediting rates, dividends paid to policyholders, expenses to administer the business, creditworthiness of reinsurance counterparties, significant or sustained equity market declines, significant changes to bond spreads, and certain other economic variables, such as inflation, could cause an impairment of the value of distribution agreements acquired (“VODA”), VOBA or the value of customer relationships acquired (“VOCRA”). We may accelerate amortization or impair these assets in the period these occur.
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
The controls of our vendors on whom we rely may not meet our standards or be adequate. Our vendors could fail to perform their services accurately, consistently with applicable law or timely. Our exchange of information with vendors may be imperfect, or our vendors may suffer financial or reputational distress. Each of these may cause errors, misconduct, or discontinuation of services.
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
We may fail to attract, motivate and retain employees, develop talent, and plan for management succession. The institution of protocols relating to the COVID-19 pandemic and policies relating to workplace flexibility may exacerbate these concerns. Additionally, attrition could cause a lapse in implementation of policies and procedures.
Notwithstanding our compliance with regulatory and accounting requirements in relation to internal controls and our conclusion that internal control over financial reporting is effective as of the date reported, there is a risk that the Company’s internal controls will prove ineffective and significant deficiencies or material weaknesses in internal controls may occur in the future.
We May Fail to Protect the Confidentiality and Integrity of Our Data, Including As a Result of a Failure in Our Cybersecurity or Other Information Security Systems or Our Disaster Recovery Plans or Those of Our Vendors
Our business is highly dependent upon the effective operation of our information systems, and those of our service providers, vendors, and other third parties. Our business relies on the proper functioning of these systems, including processing claims, transactions and applications, providing information to customers and distributors, performing actuarial analyses, retaining customer and business records and other core business functions. A failure in the security of such systems, use by our employees or agents of unauthorized tools, software or other technology to communicate with customers or business counterparties or a failure to maintain the security of our internal or external vendors’ systems, or the confidential information stored thereon, may adversely affect our ability to conduct business, result in regulatory enforcement action and litigation, and harm our results of operations, financial condition and reputation.
We, our employees, and our vendors, like other commercial entities, continue to be targeted by or subject to computer viruses or other malicious codes, unauthorized or fraudulent access, human errors, ransomware or cyber-attacks, and other breaches of cybersecurity and information security systems. Globally, the frequency, severity and sophistication of cybersecurity incidents have increased, and these trends may continue. While we have implemented, and we require our critical vendors to implement, what we believe to be effective cybersecurity and data protection measures, including a formal risk-based information security program, our efforts to minimize the risk of cyber-incidents and protect our information technology may be insufficient to prevent break-ins, attacks, fraud, security breaches or other unauthorized access to our and our vendors’ systems, including as a result of software code that contains vulnerabilities that are unknown to us or our vendors that may increase the potential of cyber-attacks or unauthorized access. We may not timely detect such incidents. If we or our vendors fail to prevent, detect, address and mitigate such incidents, we may suffer significant financial and reputational harm. There is no assurance that our security measures or those of our vendors, including information security policies, administrative, technical and physical controls and other actions designed as preventative, will provide fully effective protection from such events.
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
We, our vendors, our reinsurers, and our customers may suffer disasters such as a natural catastrophe, epidemic, pandemic, industrial accident, blackout, computer virus, terrorist attack, ransomware or cyber-attack, or war, and ours or their disaster recovery systems may be insufficient to safeguard our ability to conduct normal business operations, obtain reinsurance and maintain our critical business or information technology systems in such circumstances, particularly if such disasters affect computer-based data processing, transmission, storage and retrieval systems and/or destroy or otherwise adversely impact the confidentiality, integrity or availability of valuable data or the financial wherewithal of reinsurers or vendors. Our ability to conduct business effectively and maintain the security, integrity, confidentiality or privacy of sensitive data could be severely compromised if, as a result of such disaster, key personnel are unavailable, or our vendors’ ability to provide goods and services and our associates’ ability to perform their job responsibilities are impaired. We may not carry business interruption insurance sufficient to protect us from all losses that may result from such interruptions, and any insurance for liability, operational and other risks may become less readily available or more expensive in the future.
We may not be able to reliably access all the documents and records in the information storage systems we use, whether electronic or physical. We may fail to obtain or maintain all the records we need to administer and establish appropriate reserves for benefits and claims accurately and timely. If a data breach released any of our sensitive financial information, then customers, investors, or regulators may develop an inaccurate perception of our financial condition or results of operations. We could be compelled to publicly disclose information prematurely in order to dispel such inaccurate perceptions, or in order to fulfill our disclosure obligations, even if we do not believe the information is yet completely reliable or confirmed per our usual internal controls and disclosure controls. This may result in harm to our reputation.
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
Risks Related to Acquisitions, Dispositions or Other Structural Changes
We May Face Difficulties, Unforeseen Liabilities, Asset Impairments or Rating Actions from Business Acquisitions or Integrating and Managing Growth of Such Businesses, Dispositions of Businesses, or Legal Entity Reorganizations
Acquisitions and dispositions of businesses, joint ventures, and other structural changes expose us to a number of risks arising from, among other factors, economic, operational, strategic, financial, tax, legal, regulatory, and compliance. As a result, there can be no assurance that any acquisition, disposition or reorganization will be completed as contemplated, or at all. We may not realize the anticipated economic, strategic or other benefits of any transaction. Effecting these transactions may result in unforeseen expenditures and liabilities or a performance different than we expected. The areas where we face risks include, among others, rights to indemnification for losses, regulatory, liquidity and capital requirements, loss of customers, distributors, vendors and key personnel, diversion of management time and resources to acquisition integration challenges or growth strategies from maximizing business value, and inability to realize anticipated efficiencies. Our success in conducting business through joint ventures will depend on our ability to manage a variety of issues, including: (i) our exposure to additional operational, financial, legal, tax or compliance risks as a result of entry into certain joint ventures; (ii) our dependence on a joint venture counterparty given limits on our ownership or distribution requirements, as well as for resources, including capital and product distribution, may reduce our control over, financial returns from, or the value of a joint venture; and (iii) our counterparties' cooperation or their ability to meet obligations, or election to alter, modify or terminate a relationship.
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
We May Face Risks Related to Our Separation from Brighthouse
We may not realize any or all of the expected tax or other benefits of the Brighthouse separation. Brighthouse may not succeed, causing litigation or regulatory claims against us.
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
At February 14, 2023, there were 73,182 stockholders of record of our common stock.
See Item 12 for information about our equity compensation plans.
Issuer Purchases of Equity Securities
Purchases of MetLife, Inc. common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended December 31, 2022 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 - October 31, 2022	2,790,495	$63.24	2,790,495	$1,625,053,649
November 1 - November 30, 2022	2,301,836	$74.94	2,301,836	$1,452,554,390
December 1 - December 31, 2022	3,373,502	$73.37	3,373,371	$1,205,055,962
Total	8,465,833		8,465,702
__________________
(1)During the periods October 1 through October 31, 2022, November 1 through November 30, 2022 and December 1 through December 31, 2022, separate account index funds purchased 0 shares, 0 shares and 131 shares, respectively, of MetLife, Inc. common stock on the open market in non-discretionary transactions.
(2)In May 2022, MetLife, Inc. announced that its Board of Directors authorized $3.0 billion of common stock repurchases. At December 31, 2022, MetLife, Inc. had $1.2 billion of common stock repurchases remaining under the authorization. For more information on common stock repurchases, see “Risk Factors — Capital Risks — We May Not be Able to Pay Dividends or Repurchase Our Stock Due to Legal and Regulatory Restrictions or Cash Buffer Needs,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Common Stock Repurchases” and Note 16 of the Notes to the Consolidated Financial Statements.
Common Stock Performance Graph
The graph and table below compare the total return on our common shares with the total return on the S&P Global Ratings (“S&P”) 500, S&P 500 Insurance, S&P 500 Financials and S&P 500 Life & Health Insurance indices, respectively, for the five-year period ended on December 31, 2022. The graph and table show the total return on a hypothetical $100 investment in our common shares and in each index, respectively, on December 31, 2017, including the reinvestment of all dividends. We have added the S&P 500 Life & Health Insurance Index to this Annual Report on Form 10-K, as the companies in this index comprise a more relevant comparator group in terms of business, scale, performance drivers, and competition for investor capital than the other indices included in the graph and table below. The graph and table below shall not be deemed to be “soliciting material” or to be “filed,” or to be incorporated by reference in future filings with the SEC, or to be subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

CUMULATIVE TOTAL RETURN
Based upon an initial investment of $100 on December 31, 2017 with dividends reinvested
$200
$150
$100
$50
31-Dec-17
31-Dec-18
31-Dec-19
31-Dec-20
31-Dec-21
31-Dec-22
MetLife, Inc.
S&P 500
S&P 500 Insurance
S&P 500 Financials
S&P 500 Life & Health Insurance

	As of December 31,
	2017	2018	2019	2020	2021	2022
MetLife, Inc. common stock	$100.00	$84.23	$108.53	$104.82	$144.05	$171.75
S&P 500	100.00	95.62	125.72	148.85	191.58	156.88
S&P 500 Insurance	100.00	88.79	114.88	114.38	151.12	166.42
S&P 500 Financials	100.00	86.97	114.91	112.96	152.54	136.48
S&P 500 Life & Health Insurance	100.00	79.23	97.60	88.35	120.76	133.25

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
For information relating to the Company’s financial condition and results of operations as of and for the year ended December 31, 2020, as well as for the year ended December 31, 2021 compared with the year ended December 31, 2020, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
Current Year Highlights
During 2022, adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased compared to 2021 driven by growth in our U.S. segment, primarily in our RIS business. Equity market returns had a less favorable impact on our private equity funds and hedge funds compared to 2021 and resulted in lower investment yields, however, positive net flows drove an increase in our investment portfolio. An unfavorable change in net investment gains (losses) primarily reflects 2022 losses versus 2021 gains on sales of fixed maturity securities and the 2021 gain on the sale of Metropolitan Property and Casualty Insurance Company and certain of its wholly-owned subsidiaries (collectively, “MetLife P&C”), partially offset by the 2021 losses on the sale of certain subsidiaries. Higher long-term interest rates drove an unfavorable change in net derivative gains (losses). Underwriting experience was favorable and reflected an overall decline in COVID-19 related claims. Our actuarial assumption review resulted in a gain in 2022 versus a charge in 2021. In addition, 2022 results include the favorable impact from a reinsurance recapture and the unfavorable impact from model refinements.

The following represents segment level results and percentage contributions to total segment level adjusted earnings available to common shareholders for the year ended December 31, 2022:
(1) Excludes Corporate & Other adjusted loss available to common shareholders of $844 million.
(2) Consistent with GAAP guidance for segment reporting, adjusted earnings is our GAAP measure of segment performance. For additional information, see Note 2 of the Notes to the Consolidated Financial Statements.

Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021

Consolidated Results - Highlights
Net income (loss) available to MetLife, Inc.’s common shareholders down $4.0 billion:

•	Unfavorable change in net investment gains (losses) of $2.8 billion ($2.2 billion, net of income tax)

•	Unfavorable change in net derivative gains (losses) of $144 million ($114 million, net of income tax)(2)

•	Favorable change from actuarial assumption reviews of $356 million ($269 million, net of income tax)(3)

•	Adjusted earnings available to common shareholders down $2.4 billion

(1) See “— Results of Operations — Consolidated Results” and “— Non-GAAP and Other Financial Disclosures” for reconciliations and definitions of non-GAAP financial measures.
(2) Includes amounts relating to investment hedge adjustments, which are also included in adjusted earnings available to common shareholders. See “— Investments — Current Environment — Investment Portfolio Results” for additional information.

(3) Includes amounts recognized in net derivative gains (losses) and adjusted earnings available to common shareholders. See “— Results of Operations — Consolidated Results — Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021 — Actuarial Assumption Review and Certain Other Insurance Adjustments” for additional information.

Consolidated Results - Adjusted Earnings Highlights
Adjusted earnings available to common shareholders was down $2.4 billion primarily due to (i) lower investment yields as a result of the unfavorable impact of lower equity market returns on our private equity funds and hedge funds, (ii) higher interest credited expense and (iii) higher expenses, partially offset by (i) higher net investment income due to a larger average invested asset base, and (ii) favorable underwriting, primarily driven by an overall decline in COVID-19 related claims.
Our results for 2022 also included the favorable impacts from a reinsurance recapture in our U.S. segment, a reinsurance settlement in our MetLife Holdings segment and our actuarial assumption review, as well as the unfavorable impact from model refinements in our MetLife Holdings segment. Our results for 2021 included the favorable impacts of tax adjustments related to an IRS audit settlement and the non-cash transfer of assets from a wholly-owned U.K. investment subsidiary to its U.S. parent, as well as the release of a legal reserve, all in Corporate & Other, and the unfavorable impact of our actuarial assumption review.

For a more in-depth discussion of our consolidated results, see “— Results of Operations — Consolidated Results,” “— Results of Operations — Consolidated Results — Adjusted Earnings” and “— Results of Operations — Segment Results and Corporate & Other.”
Consolidated Company Outlook
Our outlook reflects the impacts of the adoption of targeted improvements to the accounting for long-duration contracts (“LDTI”). We assume COVID-19 to be endemic consistent with the recent trends that we have been experiencing. We expect continued uncertainty to persist around inflation and a potential recession.

We expect interest rates to remain elevated relative to December 31, 2022. We believe that our investment portfolio is highly diversified and positioned to perform well in a variety of economic scenarios. See “— Industry Trends — Impact of Market Interest Rates” for discussion of the mitigating actions the Company has taken to reduce interest rate sensitivity, as market interest rates are a key driver of our results.
As of December 31, 2022, we had $5.4 billion of cash and liquid assets at the holding companies which is above the high end of our $3.0 billion to $4.0 billion holding company cash target. In 2023, we expect to maintain this holding company cash target.
Our continued capital stress testing and longstanding commitment to liquidity position us to withstand a variety of economic conditions. We do not expect any material liquidity deficiencies, and we expect to remain able to comply with the financial covenants of our credit agreements. See “— Liquidity and Capital Resources.” We will continue reviewing accounting estimates, asset valuations and various financial scenarios for capital and liquidity implications. See “— Investments — Current Environment” and “Risk Factors” for additional information.
Assuming (i) interest rates following the observable forward yield curves as of December 31, 2022, including a 10-year U.S. Treasury rate of 3.88% at December 31, 2022, and 3.84% at December 31, 2023, (ii) S&P 500 equity index annual return of 5% over the near-term, and (iii) private equity annual returns of 12% over the near-term consistent with historical long-term averages; we expect to maintain the two-year average annual ratio of free cash flow to adjusted earnings, excluding total notable items, at 65% to 75%.
Further, based on the aforementioned assumptions, the growing impact of our mix of business and higher new business returns over the last several years, as well as the impact of LDTI, we are increasing our target for adjusted return on equity, excluding accumulated other comprehensive income (“AOCI”) other than foreign currency translation adjustments (“FCTA”) to 13% to 15% over the near-term. Lastly, we expect to exceed our goals to generate approximately $20.0 billion of free cash flow and make available an additional $1.0 billion to invest in growth and innovation, over the time period of 2020 through 2024.
Our full year direct expense ratio target, excluding total notable items related to direct expenses and pension risk transfers, is 12.6% over the near-term. This increase from the previous target of 12.3% reflects a reduction in adjusted premiums, fees and other revenues, excluding pension risk transfers, due to the impact of the adoption of LDTI. Since this change in accounting will be applied retrospectively to January 1, 2021, our previously reported direct expense ratios will likewise be re-calibrated to put 2021 and 2022 on the same basis as 2023 and beyond.
Our outlook relies on the accuracy of our assumptions about future economic and business conditions, which can be affected by known and unknown risks, uncertainties and other factors. We continually review our assumptions, implement mitigation plans, and take precautions. We may revise our outlook as we obtain more information regarding economic conditions, regulatory changes, and other events, and the impact of these events on our business operations, investment portfolio, derivatives, financial results and financial condition.
Industry Trends
We continue to be impacted by the changing global financial and economic environment that has been affecting the industry.
Financial and Economic Environment
Our business and results of operations are materially affected by conditions in the global financial markets and the economy generally due to our market presence in numerous countries, our large investment portfolio and the sensitivity of our insurance liabilities and derivatives to changing market factors.
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

Governments and central banks around the world are using fiscal and monetary policies to address uncertain economic conditions. In the U.S., the Federal Reserve Board and the Federal Open Market Committee took various actions in 2022 to promote economic stability and combat inflation, including raising interest rates, although a heightened level of concern about an economic downturn in the U.S. remains. The European Central Bank and Bank of England have been taking similar actions. In contrast, the Bank of Japan (“BoJ”) has mostly kept its monetary policy settings on hold, reflecting a more cautious view on growth. The Japanese yen weakened to its lowest level against the U.S. dollar since the 1990s as monetary policy divergence has widened between the BoJ and the Federal Reserve Board.
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
•Increase our reserves related to policy liabilities and potentially impair intangible assets;
•Reduce interest expense, change pension and other post-retirement benefit calculations, and change derivative cash flows and market values;
•Change our product offerings, design features, crediting rates and sales mix; and
•Experience changing policyholder behavior, including surrender or withdrawal activity.
For additional discussion on gross margin and interest rate assumptions, as well as the potential impact of low interest rates, see “— Results of Operations — Consolidated Results — Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021 — Actuarial Assumption Review and Certain Other Insurance Adjustments;” “Risk Factors — Economic Environment and Capital Markets Risks — We May Face Difficult Economic Conditions — Interest Rate Risks;” “Risk Factors — Business Risks — We May Be Required to Impair VOBA, VODA or VOCRA;” “Risk Factors — Business Risks — We May Be Required to Recognize an Impairment of Our Goodwill or Other Long-Lived Assets or to Establish a Valuation Allowance Against Our Deferred Income Tax Assets;” and “Risk Factors — Business Risks — We May Face Volatility, Higher Risk Management Costs, and Increased Counterparty Risk Due to Guarantees Within Certain of Our Products.”
Impact of a Rising Interest Rate Environment
Periods of rising U.S. interest rates may cause us to:
•Reinvest investment proceeds in higher yielding assets and experience lower frequency prepayment or redemption of assets in our portfolio;
•Decrease the value of our reserves related to policy liabilities;

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
Interest Rate Scenarios
To illustrate our sensitivity to U.S. interest rates, we compared the outcome of two hypothetical interest rate environments (the “Declining Interest Rate Scenario” and “Rising Interest Rate Scenario”) relative to our baseline economic assumptions (the “Base Scenario”) through 2025.
The Declining Interest Rate Scenario assumes U.S. interest rates for all maturities decline immediately on January 1, 2023 by 50 basis points compared to the Base Scenario through 2025. The Rising Interest Rate Scenario assumes U.S. interest rates rise immediately on January 1, 2023 by 50 basis points through 2025. Other than changing U.S. interest rates through 2025, all other economic assumptions are equivalent in the Base Scenario, Declining Interest Rate Scenario and Rising Interest Rate Scenario.
The following table compares the most relevant interest rate assumptions for the dates indicated:

	Years Ended December 31,
	2023			2024			2025
	Base Scenario	Declining Interest Rate Scenario	Rising Interest Rate Scenario	Base Scenario	Declining Interest Rate Scenario	Rising Interest Rate Scenario	Base Scenario	Declining Interest Rate Scenario	Rising Interest Rate Scenario
Three-month LIBOR	4.74%	4.24%	5.24%	3.52%	3.02%	4.02%	3.41%	2.91%	3.91%
10-year U.S. Treasury	3.84%	3.34%	4.34%	3.86%	3.36%	4.36%	3.93%	3.43%	4.43%
30-year U.S. Treasury	3.91%	3.41%	4.41%	3.89%	3.39%	4.39%	3.88%	3.38%	4.38%
Hypothetical Impact to Net Derivative Gains (Losses) and Adjusted Earnings
We estimate a net favorable impact to net derivative gains (losses) from non-VA program derivatives through 2025 for the hypothetical Declining Interest Rate Scenario. We hold significant positions in long-duration receive-fixed U.S. interest rate swaps, which are most sensitive to the 10-year and 30-year swap rates, to hedge reinvestment risk. We estimate a net unfavorable impact to net derivative gains (losses) from the non-VA program derivatives through 2025 for the hypothetical Rising Interest Rate Scenario. For purposes of the two hypothetical interest rate scenarios, we have excluded all VA program derivatives. For information regarding our VA and non-VA program derivatives, see “— Results of Operations — Consolidated Results.”

We estimate a net unfavorable impact to consolidated adjusted earnings through 2025 for the hypothetical Declining Interest Rate Scenario. The negative impact of reinvesting cash flows in lower yielding assets is partially offset by lowering interest crediting rates and dividend scales on products, and additional derivative income. We estimate a net favorable impact to consolidated adjusted earnings through 2025 for the hypothetical Rising Interest Rate Scenario. The positive impact of reinvesting cash flows in higher yielding assets is partially offset by increased interest crediting rates and dividend scales on products and lower derivative income.
The following table summarizes the hypothetical impact on net derivative gains (losses) and adjusted earnings for certain of our segments, as well as Corporate & Other, for the Declining Interest Rate Scenario:

	Years Ended December 31,
	2023	2024	2025
	(In millions - post-tax)
Net Derivative Gains (Losses):
Non-VA Program Derivatives	$443	$(6)	$(23)

Adjusted Earnings:
U.S.	$(49)	$(53)	$(65)
Group Benefits	(4)	(6)	(16)
RIS	(45)	(47)	(49)
Asia (Japan only)	(3)	(18)	(37)
MetLife Holdings	(17)	(31)	(42)
Corporate & Other	17	4	(25)
Total Adjusted Earnings Impact	$(52)	$(98)	$(169)
The following table summarizes the hypothetical impact on net derivative gains (losses) and adjusted earnings for certain of our segments, as well as Corporate & Other, for the Rising Interest Rate Scenario:

	Years Ended December 31,
	2023	2024	2025
	(In millions - post-tax)
Net Derivative Gains (Losses):
Non-VA Program Derivatives	$(347)	$—	$13

Adjusted Earnings:
U.S.	$55	$56	$71
Group Benefits	8	7	17
RIS	47	49	54
Asia (Japan only)	2	18	38
MetLife Holdings	33	42	47
Corporate & Other	(2)	3	25
Total Adjusted Earnings Impact	$88	$119	$181

Segments and Corporate & Other
The primary drivers impacting certain of our segments, as well as Corporate & Other, in the hypothetical interest rate scenarios are summarized below. Our Latin America, EMEA, and Asia (exclusive of our Japan business) segments are excluded given their limited U.S. interest rate sensitivity. For additional information regarding account values subject to minimum crediting rate guarantees, the maturity profile of fixed maturity securities available-for-sale (“AFS”), and the yield on invested assets, see “— Investments,” “— Policyholder Liabilities — Policyholder Account Balances,” and Note 8 of the Notes to the Consolidated Financial Statements.
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
Declining Interest Rate Scenario. A significant portion of short-duration products are managed on a floating rate basis, which mitigates gross margin compression. Our long-duration products have very predictable cash flows and we use both interest rate derivatives and asset/liability duration matching to mitigate gross margin compression. These mitigating strategies partially offset the negative impact of reinvesting in lower yielding assets. Based on our investment portfolios and expected cash flows, only a small portion of invested assets are subject to reinvestment risk through 2025.
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
Based on our investment portfolios and cash flow estimates, approximately 5% of our invested assets each year are subject to reinvestment risk through 2025.
Rising Interest Rate Scenario. Higher reinvestment rates on cash flows, over time, more than offset the negative impacts of (i) higher interest crediting rates, and (ii) lower income from derivative positions designed to protect against a low interest rate environment.
Corporate & Other
Corporate & Other contains the surplus investment portfolios used to fund capital and liquidity needs, certain reinsurance agreements, collateral financing arrangements, and our outstanding debt and preferred securities. For purposes of the two hypothetical interest rate scenarios, the impact on pension and postretirement plan expenses is included within Corporate & Other and not allocated across segments.
Declining Interest Rate Scenario. The negative impact of reinvesting in lower yielding assets, over time, more than offsets the positive impact of lower interest expense on debt, preferred stock dividends and lower pension expense. Although low interest rates result in pension and other postretirement benefit liabilities increasing, the impact is more than offset by the corresponding returns on fixed income investments and results in lower expenses.
Rising Interest Rate Scenario. The positive impact of reinvesting in higher yielding assets, over time, more than offsets the negative impact of higher interest expense on debt, preferred stock dividends and higher pension expense. Although higher interest rates result in pension and other postretirement benefit liabilities decreasing, the impact is more than offset by the corresponding returns on fixed income investments and results in higher expenses.

Competitive Pressures
The life insurance industry remains highly competitive. See “Business — Competition.” Product development is focused on differentiation leading to more intense competition with respect to product features and services. Certain of the industry’s products can be quite homogeneous and subject to intense price competition. Cost reduction efforts are a priority for industry players, with benefits resulting in price adjustments to favor customers and reinvestment capacity. Larger companies have the ability to invest in brand equity, product development, technology optimization, risk management, and innovation, which are among the fundamentals for sustained profitable growth in the life insurance industry. Insurers are focused on their core businesses, specifically in markets where they can achieve scale. Insurers are increasingly seeking alternative sources of revenue; there is a focus on monetization of assets, fee-based services, and opportunities to offer comprehensive solutions, which include providing value-added services along with traditional products. Financial strength and flexibility and technology modernization are prerequisites for sustainable growth in the life insurance industry. Larger market participants tend to have the capacity to invest in analytics, distribution, and information technology and have the ability to leverage the capabilities of new digital entrants. There is a shift in distribution from proprietary to third party models in mature markets, due to the lower cost structure. Evolving customer expectations are having a significant impact on the competitive environment as insurers strive to offer the superior customer service demanded by an increasingly sophisticated industry client base. Rising demands from stakeholders to address ESG issues have resulted in insurers expanding their sustainability efforts. Legislative and other changes affecting the regulatory environment can also affect the competitive environment within the life insurance industry and within the broader financial services industry. See “Business — Regulation.” In addition to financial strength, technological efficiency and organizational agility, we believe that the ability to adapt to changes in the competitive environment as a result of global market volatility, changing interest rates, uncertain economic conditions and the COVID-19 pandemic is a significant differentiator to success in the life insurance industry and the broader financial services industry, and we are well positioned to compete in this environment.
Regulatory Developments
In the U.S., our life insurance companies are regulated primarily at the state level, with some products and services also subject to federal regulation. As life insurers introduce new and often more complex products, regulators refine capital requirements and introduce new reserving standards for the life insurance industry. Laws and regulations recently adopted or currently under review can potentially impact the statutory reserve and capital requirements of the industry. Regulators have also undertaken market and sales practices reviews of several markets or products, including equity-indexed annuities, variable annuities and group products and New York maintains a moratorium on new reserve financing transactions. See “Business — Regulation,” “Risk Factors — Economic Environment and Capital Markets Risks — Our Statutory Life Insurance Reserve Financings Costs May Increase, and We May Find Limited Market Capacity for New Financings,” “Risk Factors — Regulatory and Legal Risks — Changes in Laws or Regulation, or in Supervisory and Enforcement Policies, May Reduce Our Profitability, Limit Our Growth, or Otherwise Adversely Affect Us” and “— Liquidity and Capital Resources — The Company — Capital — Affiliated Captive Reinsurance Transactions.”

Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the Consolidated Financial Statements. For a discussion of our significant accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements. The most critical estimates include those used in determining:

(i)	liabilities for future policy benefits and the accounting for reinsurance;
(ii)	capitalization and amortization of deferred policy acquisition costs (“DAC”) and the establishment and amortization of VOBA;
(iii)	estimated fair values of investments in the absence of quoted market values;
(iv)	investment allowance for credit loss (“ACL”) and impairments;
(v)	estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation;
(vi)	measurement of goodwill and related impairment;
(vii)	measurement of employee benefit plan liabilities;
(viii)	measurement of income taxes and the valuation of deferred tax assets; and
(ix)	liabilities for litigation and regulatory matters.
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
Future policy benefit liabilities for disabled lives are estimated at the time of claim incurral, using the present value of benefits method and experience assumptions as to claim terminations, expenses and interest.
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
We have assessed the sensitivities of reported amounts related to our traditional long-duration and limited-payment contracts to demonstrate the impact of the Declining Interest Rate Scenario and the Rising Interest Rate Scenario. These sensitivities show the resulting change in net derivative gains (losses) and adjusted earnings versus the Base Scenario. These results are included in “— Industry Trends — Impact of Market Interest Rates — Interest Rate Scenarios.”
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

Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period, which can result in significant fluctuations in amortization of DAC and VOBA. Our practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations but is only changed when sustained interim deviations are expected. We monitor these events and only change the assumption when our long-term expectation changes. The effect of an increase (decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease (increase) in the DAC and VOBA amortization with an offset to our unearned revenue liability which nets to approximately $30 million. We use a mean reversion approach to separate account returns where the mean reversion period is five years with a long-term separate account return after the five-year reversion period is over. The current long-term rate of return assumption for the U.S. business variable universal life contracts and variable deferred annuity contracts is 5.75%.
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
At December 31, 2022 and 2021, DAC and VOBA for the Company was $23.0 billion and $16.1 billion, respectively. The following illustrates the effect on DAC and VOBA of changing each of the respective assumptions, as well as updating estimated gross margins or profits with actual gross margins or profits during the years ended December 31, 2022 and 2021. Increases (decreases) in DAC and VOBA balances, as presented below, resulted in a corresponding decrease (increase) in amortization.

	Years Ended December 31,
	2022	2021
	(In millions)
General account investment return	$281	$(197)
Separate account investment return	(64)	32
Net investment/Net derivative gains (losses) and GMIB	115	(93)
In-force/Persistency	(183)	77
Policyholder dividends, expense and other	146	(22)
Total	$295	$(203)

Items contributing to the changes to DAC and VOBA amortization in 2022 consisted of the following:
•Net decrease in amortization of $281 million associated with the general account long-term investment rates of return, primarily driven by the following:
•A decrease in amortization of approximately $60 million associated with realized losses in Japan largely caused by the increasing interest rate environment in 2022.
•Net decrease in amortization of approximately $220 million mainly driven by the Japan actuarial assumption review relating to the general account long-term investment rates of return.
•Net decrease in amortization of $115 million associated with net investment/net derivative gains (losses) and GMIBs, primarily driven by the following:

•A decrease in amortization of approximately $10 million associated with gains from GMIB hedges and the decreases in GMIB obligations.
•Net decrease in amortization of approximately $105 million resulting from other investment activities.
•Net increase in amortization of $183 million associated with in-force/persistency primarily due to higher lapses in Japan.
•Net decrease in amortization of $146 million associated with policyholder dividends, expense and other, was primarily driven by following:
•A decrease of approximately $50 million of DAC amortization resulting from the actuarial assumption review relating to the closed block.
•Decrease in amortization of approximately $90 million mostly due to unfavorable closed block mortality.
Items contributing to the changes to DAC and VOBA amortization in 2021 consisted of the following:
•Net increase in amortization of $197 million mostly due to the actuarial assumption review relating to the general account long-term investment rates of return.
•Net increase in amortization of $93 million associated with net investment/net derivative gains (losses) and GMIB, primarily driven by the following:
•A decrease in amortization of approximately $10 million associated with gains from GMIB hedges and the decreases in GMIB obligations.
•Net increase in amortization of approximately $100 million from other investment activities.
Our DAC and VOBA balance is also impacted by unrealized investment gains (losses) and the amount of amortization which would have been recognized if such gains and losses had been realized. The decrease in unrealized investment gains (losses) increased the DAC and VOBA balance by $7.2 billion and $822 million in 2022 and 2021, respectively. See Notes 5 and 16 of the Notes to the Consolidated Financial Statements for information regarding the DAC and VOBA offset to unrealized investment gains (losses).
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
The impact of the range of reasonably likely variances in credit spreads increased as compared to prior periods. However, these estimated effects do not take into account potential changes in other variables, such as equity price levels and market volatility, which can also contribute significantly to changes in carrying values. Therefore, the table does not necessarily reflect the ultimate impact on the consolidated financial statements under the credit spread variance scenarios presented below.

	Changes in Balance Sheet Carrying Value At December 31, 2022
	Policyholder Account Balances	DAC and VOBA
	(In millions)
100% increase in our credit spread	$429	$(8)
As reported	$561	$43
50% decrease in our credit spread	$596	$54
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
Additionally, we ceded the risk associated with certain of the variable annuities with guaranteed minimum benefits described in the preceding paragraphs. The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with that described previously for the guarantees directly written by us with the exception of the input for nonperformance risk that reflects the credit of the reinsurer. Because certain of the direct guarantees do not meet the definition of an embedded derivative and, thus, are not accounted for at fair value, significant fluctuations in net income may occur since the change in fair value of the embedded derivative on the ceded risk is being recorded in net income without a corresponding and offsetting change in fair value of the direct guarantee.
See Note 9 of the Notes to the Consolidated Financial Statements for additional information on our derivatives and hedging programs. See also “Quantitative and Qualitative Disclosures About Market Risk” for information regarding the sensitivity of our derivatives to changes in interest rates, foreign currency exchange rates, and equity market prices.

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
We apply significant judgment when determining the estimated fair value of our reporting units and when assessing the relationship of market capitalization to the aggregate estimated fair value of our reporting units. The valuation methodologies utilized are subject to key judgments and assumptions that are sensitive to change. Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based may differ from actual future results. The estimated fair value of the reporting units tested can be impacted by unexpected changes in the legislative, regulatory and macroeconomic environment. Declines in the estimated fair value of our reporting units could result in goodwill impairments in future periods which could materially adversely affect our results of operations or financial position.
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
We determine the expected rate of return on plan assets based upon an approach that considers inflation, real return, term premium, credit spreads, equity risk premium and capital appreciation, as well as expenses, expected asset manager performance, asset weights and the effect of rebalancing. Given the amount of plan assets as of December 31, 2021, the beginning of the measurement year, if we had assumed an expected rate of return for both our pension and other postretirement benefit plans that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our net periodic benefit costs in 2022 would have been as follows:

	Year Ended December 31, 2022
	Increase/(Decrease) in Net Periodic Pension Cost	Increase/(Decrease) in Net Other Postretirement Benefit Cost
	(In millions)
Increase in expected rate of return by 100 bps	$(106)	$(14)
Decrease in expected rate of return by 100 bps	$106	$14

This table considers only changes in our assumed long-term rate of return given the level and mix of invested assets at the beginning of the year, without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed long-term rate of return.
We determine the discount rates used to value the Company’s pension and postretirement obligations, based upon rates commensurate with current yields on high quality corporate bonds. Given our pension and postretirement obligations as of December 31, 2021, the beginning of the measurement year, if we had assumed a discount rate for both our pension and postretirement benefit plans that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our net periodic benefit costs would have been as follows:

	Year Ended December 31, 2022
	Increase/(Decrease) in Net Periodic Pension Cost	Increase/(Decrease) in Net Other Postretirement Benefit Cost
	(In millions)
Increase in discount rate by 100 bps	$(56)	$(1)
Decrease in discount rate by 100 bps	$75	$4
Given our pension and postretirement obligations as of December 31, 2022, the end of the measurement year, if we had assumed a discount rate for both our pension and postretirement benefit plans that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our benefit obligations would have been as follows:

	Year Ended December 31, 2022
	Increase/(Decrease) in Pension Benefit Obligation	Increase/(Decrease) in Other Postretirement Benefit Obligation
	(In millions)
Increase in discount rate by 100 bps	$(818)	$(74)
Decrease in discount rate by 100 bps	$964	$88

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
Income Taxes and Valuation of Deferred Tax Assets
Our accounting for income taxes represents our best estimate of various events and transactions. Tax laws are often complex and may be subject to differing interpretations by the taxpayer and the relevant governmental taxing authorities. In establishing a provision for income tax expense, we must make judgments and interpretations about the application of inherently complex tax laws. We must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions in which we conduct business.
The Company considers all available factors, both positive and negative, to determine whether, based on the weight of these factors, a partial or full valuation allowance for categories of deferred tax assets is required. The weight given to these factors is commensurate with the extent to which it can be objectively verified. Examples of factors considered in determining deferred tax asset realizability include past earnings history, projections of taxable income and tax planning strategies. Changes in tax laws and/or statutory tax rates in countries in which we operate could have an impact on our valuation of net deferred tax assets. If there were a 1% increase in the global effective income tax rate, the change would have resulted in an approximate $112 million increase in the net deferred income tax asset balance at December 31, 2022.
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
Acquisitions and Dispositions
Acquisitions
Pending Acquisition of Raven Capital Management
In February 2023, the Company entered into a definitive agreement to acquire Raven Capital Management, a privately-owned alternative investment company. This transaction is subject to customary closing conditions.
Acquisition of Affirmative Investment Management
In December 2022, the Company completed the acquisition of Affirmative Investment Management, a specialist global environmental, social and corporate governance impact fixed income investment manager.
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
Dispositions
Disposition of MetLife Poland and Greece
For information regarding the Company's dispositions of its wholly-owned subsidiaries in Poland and Greece in April 2022 and January 2022, respectively, which were reported as held-for-sale, see Notes 1 and 3 of the Notes to the Consolidated Financial Statements.
Disposition of MetLife Seguros
For information regarding the Company's September 2021 disposition of its wholly-owned Argentinian subsidiary, MetLife Seguros S.A. (“MetLife Seguros”), see Note 3 of the Notes to the Consolidated Financial Statements.
Disposition of MetLife P&C
For information regarding the Company's April 2021 disposition of MetLife P&C, which was reported as held-for-sale, see Notes 1 and 3 of the Notes to the Consolidated Financial Statements.
Disposition of MetLife Russia
For information regarding the Company's January 2021 disposition of its wholly-owned Russian subsidiary, the Joint-stock Company MetLife Insurance Company (“MetLife Russia”), see Note 3 of the Notes to the Consolidated Financial Statements.

Results of Operations
Consolidated Results

	Years Ended December 31,
	2022	2021
	(In millions)
Revenues
Premiums	$49,397	$42,009
Universal life and investment-type product policy fees	5,585	5,756
Net investment income	15,916	21,395
Other revenues	2,634	2,619
Net investment gains (losses)	(1,262)	1,529
Net derivative gains (losses)	(2,372)	(2,228)
Total revenues	69,898	71,080
Expenses
Policyholder benefits and claims and policyholder dividends	51,313	44,830
Interest credited to policyholder account balances	3,692	5,538
Capitalization of DAC	(2,558)	(2,718)
Amortization of DAC and VOBA	1,931	2,555
Amortization of negative VOBA	(41)	(34)
Interest expense on debt	938	920
Other expenses	11,764	11,863
Total expenses	67,039	62,954
Income (loss) before provision for income tax	2,859	8,126
Provision for income tax expense (benefit)	301	1,551
Net income (loss)	2,558	6,575
Less: Net income (loss) attributable to noncontrolling interests	19	21
Net income (loss) attributable to MetLife, Inc.	2,539	6,554
Less: Preferred stock dividends	185	195
Preferred stock redemption premium	—	6
Net income (loss) available to MetLife, Inc.’s common shareholders	$2,354	$6,353

Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021
During 2022, net income (loss) decreased $4.0 billion from 2021, primarily driven by unfavorable changes in adjusted earnings and net investment gains (losses).
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

	Years Ended December 31,
	2022	2021
	(In millions)
Non-VA program derivatives
Interest rate	$(2,618)	$(1,075)
Foreign currency exchange rate	408	(429)
Credit	55	85
Equity	113	(771)
Non-VA embedded derivatives	127	37
Total non-VA program derivatives	(1,915)	(2,153)
VA program derivatives
Market risks in embedded derivatives	512	1,006
Nonperformance risk adjustment on embedded derivatives	18	(17)
Other risks in embedded derivatives	(485)	(279)
Total embedded derivatives	45	710
Freestanding derivatives hedging embedded derivatives	(502)	(785)
Total VA program derivatives	(457)	(75)
Net derivative gains (losses)	$(2,372)	$(2,228)

The favorable change in net derivative gains (losses) on non-VA program derivatives was $238 million ($188 million, net of income tax). This was primarily due to key equity indexes decreasing in 2022 versus increasing in 2021, favorably impacting equity options and total rate of return swaps acquired primarily as part of our macro hedge program. In addition, the U.S. dollar strengthened less significantly against the Chilean peso in 2022 compared to 2021. This favorably impacted the estimated fair value of pay U.S. dollar foreign currency swaps. These favorable changes were largely offset by long-term rates increasing more significantly in 2022 compared to 2021. This unfavorably impacted the estimated fair value of receive fixed interest rate swaps. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the items being hedged.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $382 million ($302 million, net of income tax). This was due to (i) an unfavorable change of $211 million ($167 million, net of income tax), in market risks in embedded derivatives, net of freestanding derivatives hedging market risks in embedded derivatives, and (ii) an unfavorable change of $206 million ($163 million, net of income tax) in other risks in embedded derivatives; partially offset by a favorable change of $35 million ($28 million, net of income tax) in the nonperformance risk adjustment on embedded derivatives.
The aforementioned $211 million ($167 million, net of income tax) unfavorable change reflects a $494 million ($390 million, net of income tax) unfavorable change in market risks in embedded derivatives, partially offset by a $283 million ($223 million, net of income tax) favorable change in freestanding derivatives hedging market risks in embedded derivatives.
The primary changes in market factors affecting the valuation of VA program derivatives are summarized as follows:
•Long-term interest rates increased more significantly in 2022 compared to 2021, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives. For example, the 30-year U.S. swap rate increased 176 basis points in 2022 and increased 33 basis points in 2021.
•Key equity index levels decreased in 2022 versus increased in 2021, contributing to an unfavorable change in our embedded derivatives and a favorable change in our freestanding derivatives. For example, the S&P 500 Index decreased 19% in 2022 and increased 27% in 2021.
The aforementioned $206 million ($163 million, net of income tax) unfavorable change in other risks in embedded derivatives reflects actuarial assumption updates and a combination of factors, such as fees deducted from accounts, changes in the benefit base, premiums, lapses, withdrawals and deaths, in addition to changes to cross-effect, basis mismatch, risk margin and fund allocation.
The aforementioned $35 million ($28 million, net of income tax) favorable change in the nonperformance risk adjustment on embedded derivatives resulted from a favorable change of $55 million ($44 million, net of income tax) related to model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, partially offset by an unfavorable change of $20 million ($16 million, net of income tax) related to changes in our own credit spread.
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

Net Investment Gains (Losses). The unfavorable change in net investment gains (losses) of $2.8 billion ($2.2 billion, net of income tax) primarily reflects (i) losses in 2022 on sales of fixed maturity securities, (ii) the 2021 gain on the disposition of MetLife P&C, (iii) lower gains in 2022 on sales of real estate investments, and (iv) mark-to-market losses in 2022 compared to market-to-market gains in 2021 on equity securities, which are measured at fair value through net income (loss). These unfavorable changes were partially offset by 2021 losses on the sales of certain subsidiaries, as well as net foreign currency transaction gains in 2022.
Divested Businesses. Income (loss) before provision for income tax related to divested businesses, excluding net investment gains (losses) and net derivative gains (losses), decreased $93 million ($74 million, net of income tax) to a loss of $31 million ($21 million, net of income tax) in 2022 from income of $62 million ($53 million, net of income tax) in 2021. Included in this decrease was a decline in total revenues of $1.0 billion, before income tax, and a decrease in total expenses of $939 million, before income tax. Divested businesses primarily included activity related to the disposition of MetLife P&C in 2021.
Taxes. Our 2022 effective tax rate on income (loss) before provision for income tax was 11%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax benefits from tax credits, foreign earnings taxed at different rates than the U.S. statutory rate, an IRS audit settlement, the corporate tax deduction for stock compensation and non-taxable investment income. Our 2021 effective tax rate on income (loss) before provision for income tax was 19%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax benefits from tax credits, non-taxable investment income, an IRS audit settlement, the non-cash transfer of assets from a wholly-owned U.K. investment subsidiary to its U.S. parent and the corporate tax deduction for stock compensation, partially offset by tax charges from foreign earnings taxed at different rates than the U.S. statutory rate and the dispositions of MetLife P&C, MetLife Seguros and MetLife Poland and Greece.
Actuarial Assumption Review and Certain Other Insurance Adjustments. Results for 2022 include a $75 million ($53 million, net of income tax) gain associated with our annual review of actuarial assumptions related to reserves and DAC, of which a $344 million ($273 million, net of income tax) loss was recognized in net derivative gains (losses).
Of the $75 million gain, a $315 million ($242 million, net of income tax) gain was related to DAC, and a loss of $240 million ($189 million, net of income tax) was associated with reserves. The portion of the $75 million gain that is included in adjusted earnings is $48 million ($33 million, net of income tax).
The $344 million ($273 million, net of income tax) loss recognized in net derivative gains (losses) associated with our annual review of actuarial assumptions is included within the other risks in embedded derivatives line in the table above.
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
Certain other insurance adjustments recorded in 2022 include a $115 million ($91 million, net of income tax) favorable reinsurance recapture in our U.S. segment and a $114 million ($90 million, net of income tax) charge related to model refinements in our MetLife Holdings segment. These adjustments are included in adjusted earnings.

Adjusted Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use adjusted earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of adjusted earnings and other financial measures based on adjusted earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings and other financial measures based on adjusted earnings allow analysis of our performance relative to our business plan and facilitate comparisons to industry results. Adjusted earnings should not be viewed as a substitute for net income (loss). Adjusted earnings available to common shareholders and adjusted earnings available to common shareholders on a constant currency basis should not be viewed as substitutes for net income (loss) available to MetLife, Inc.’s common shareholders. Adjusted earnings available to common shareholders decreased $2.4 billion, net of income tax, to $5.5 billion, net of income tax, for 2022 from $8.0 billion, net of income tax, for 2021.

Reconciliation of net income (loss) to adjusted earnings available to common shareholders and premiums, fees and other revenues to adjusted premiums, fees and other revenues
Year Ended December 31, 2022

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$2,698	$(750)	$613	$115	$276	$(598)	$2,354
Add: Preferred stock dividends	—	—	—	—	—	185	185
Add: Net income (loss) attributable to noncontrolling interests	—	—	8	5	—	6	19
Add: Preferred stock redemption premium	—	—	—	—	—	—	—
Net income (loss)	2,698	(750)	621	120	276	(407)	2,558
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(451)	(1,124)	52	(99)	4	356	(1,262)
Net derivative gains (losses)	429	(2,060)	434	(22)	(1,213)	60	(2,372)
Premiums	—	—	—	41	—	—	41
Universal life and investment-type product policy fees	—	(41)	—	19	75	—	53
Net investment income	(360)	(338)	(275)	(1,024)	(281)	5	(2,273)
Other revenues	—	—	—	8	—	155	163
Expenses:
Policyholder benefits and claims and policyholder dividends	6	162	(453)	(100)	438	—	53
Interest credited to policyholder account balances	—	246	43	1,030	—	—	1,319
Capitalization of DAC	—	—	—	11	—	—	11
Amortization of DAC and VOBA	—	63	—	(7)	50	—	106
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—
Other expenses	—	—	9	(31)	—	(241)	(263)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	78	964	50	48	195	(83)	1,252
Adjusted earnings	$2,996	$1,378	$761	$246	$1,008	(659)	5,730
Less: Preferred stock dividends						185	185
Adjusted earnings available to common shareholders						$(844)	$5,545

Premiums, fees and other revenues	$38,462	$7,457	$4,440	$2,367	$4,353	$537	$57,616
Less: adjustments to premiums, fees and other revenues	—	(41)	—	68	75	155	257
Adjusted premiums, fees and other revenues	$38,462	$7,498	$4,440	$2,299	$4,278	$382	$57,359

Year Ended December 31, 2021

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$3,509	$1,597	$(258)	$58	$905	$542	$6,353
Add: Preferred stock dividends	—	—	—	—	—	195	195
Add: Net income (loss) attributable to noncontrolling interests	—	2	6	3	—	10	21
Add: Preferred stock redemption premium	—	—	—	—	—	6	6
Net income (loss)	3,509	1,599	(252)	61	905	753	6,575
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	410	(6)	(134)	(190)	86	1,363	1,529
Net derivative gains (losses)	226	(818)	(416)	(20)	(1,167)	(33)	(2,228)
Premiums	865	—	—	117	—	—	982
Universal life and investment-type product policy fees	—	73	—	42	80	—	195
Net investment income	(310)	58	(64)	717	(293)	7	115
Other revenues	11	—	1	11	—	220	243
Expenses:
Policyholder benefits and claims and policyholder dividends	(610)	(81)	(8)	(141)	(338)	(1)	(1,179)
Interest credited to policyholder account balances	2	(211)	(42)	(695)	—	—	(946)
Capitalization of DAC	89	—	—	30	—	—	119
Amortization of DAC and VOBA	(98)	(35)	—	(26)	(60)	—	(219)
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	(1)	(1)
Other expenses	(222)	3	3	(81)	—	(267)	(564)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	(75)	318	117	(4)	355	(331)	380
Adjusted earnings	$3,221	$2,298	$291	$301	$2,242	(204)	8,149
Less: Preferred stock dividends						195	195
Adjusted earnings available to common shareholders						$(399)	$7,954

Adjusted earnings available to common shareholders on a constant currency basis (1)	$3,221	$2,218	$253	$245	$2,242	$(399)	$7,780

Premiums, fees and other revenues	$29,912	$8,381	$3,760	$2,883	$4,771	$677	$50,384
Less: adjustments to premiums, fees and other revenues	876	73	1	170	80	220	1,420
Adjusted premiums, fees and other revenues	$29,036	$8,308	$3,759	$2,713	$4,691	$457	$48,964

Adjusted premiums, fees and other revenues on a constant currency basis (1)	$29,036	$7,263	$3,643	$2,429	$4,691	$457	$47,519
__________________
(1)Amounts for U.S., MetLife Holdings and Corporate & Other are shown on a reported basis, as constant currency impact is not significant.
Consolidated Results — Adjusted Earnings
Business Overview. Adjusted premiums, fees and other revenues for 2022 increased $8.4 billion, or 17%, compared to 2021. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $9.8 billion, or 21%, compared to 2021 primarily due to higher premiums in our RIS business and growth in our Group Benefits business, both in our U.S. segment. Strong sales and solid persistency in our Latin America segment also contributed to the improvement in adjusted premiums, fees and other revenues. In our Asia segment, increases in adjusted premiums, fees and other revenues in Japan, Australia and Korea were partially offset by the impact of our actuarial assumption review in both years. A decrease in adjusted premiums, fees and other revenues in our EMEA segment was primarily due to the dispositions of MetLife Poland and Greece. In our MetLife Holdings segment, for 2023, we anticipate an average decline in adjusted premiums, fees and other revenues of approximately 12% to 14% from expected business run-off. For 2024 and beyond, we expect this decline to be approximately 6% to 8% per year.

Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the decrease in adjusted earnings were (i) lower investment yields due to the unfavorable impact of lower equity market returns on our private equity funds and hedge funds, (ii) higher interest credited expense and (iii) higher expenses, partially offset by (i) higher net investment income due to a larger average invested asset base, and (ii) favorable underwriting, primarily driven by an overall decline in COVID-19 related claims. Our results for 2022 also included the favorable impacts from a reinsurance recapture in our U.S. segment, a reinsurance settlement in our MetLife Holdings segment and our actuarial assumption review, as well as the unfavorable impact from model refinements in our MetLife Holdings segment. Our results for 2021 included the favorable impacts of tax adjustments related to an IRS audit settlement and the non-cash transfer of assets from a wholly-owned U.K. investment subsidiary to its U.S. parent, as well as the release of a legal reserve, all in Corporate & Other, and the unfavorable impact of our actuarial assumption review.
Foreign Currency. Changes in foreign currency exchange rates had a $174 million negative impact on adjusted earnings for 2022 compared to 2021. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. We benefited from positive net flows from most of our businesses, which increased our average invested asset base and resulted in higher net investment income. However, consistent with the growth in average invested assets, interest credited expenses on certain insurance-related liabilities increased. Higher premiums, fees and other revenues, net of corresponding changes in policyholder benefits, improved adjusted earnings, primarily from growth in our Asia, Latin America and EMEA segments, partially offset by a decline in our MetLife Holdings segment. Higher commissions were offset by higher DAC capitalization. The combined impact of the items affecting our business growth, partially offset by higher DAC amortization, resulted in a $254 million increase in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Excluding the impact of changes in foreign currency exchange rates on net investment income in our non-U.S. segments and changes in inflation rates on our inflation-indexed investments, investment yields decreased. The decrease in investment yields was primarily driven by the unfavorable impact of lower equity market returns on our private equity funds and hedge funds, as well as lower prepayment fees. These decreases were partially offset by higher yields on our fixed income securities and mortgage loans, as well as higher income on derivatives. The changes in market factors discussed above resulted in a $3.4 billion decrease in adjusted earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Favorable underwriting resulted in a $1.1 billion increase in adjusted earnings and reflected overall lower impacts from the COVID-19 pandemic. This was primarily driven by favorable mortality in our U.S. and Latin America segments, partially offset by unfavorable claims experience in our Asia segment. The favorable change from our actuarial assumption reviews resulted in a net increase of $173 million in adjusted earnings. Refinements to certain insurance and other liabilities in both years resulted in a $132 million increase in adjusted earnings, which includes the favorable impacts from a reinsurance recapture in our U.S. segment and a reinsurance settlement in our MetLife Holdings segment, mostly offset by model refinements in our MetLife Holdings segment, all in 2022.
Expenses. Adjusted earnings decreased $253 million primarily due to an increase in corporate-related expenses, as well as the release of a legal reserve in 2021.
Taxes. Our 2022 effective tax rate on adjusted earnings was 21%, which is equal to the U.S. statutory rate and reflects tax charges from foreign earnings taxed at different rates than the U.S. statutory rate, offset by tax benefits from tax credits, an IRS audit settlement, the corporate tax deduction for stock compensation and non-taxable investment income. Our 2021 effective tax rate on adjusted earnings was 19%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax benefits from tax credits, non-taxable investment income, an IRS audit settlement, the non-cash transfer of assets from a wholly-owned U.K. investment subsidiary to its U.S. parent and the corporate tax deduction for stock compensation, partially offset by tax charges from foreign earnings taxed at different rates than the U.S. statutory rate.

Segment Results and Corporate & Other
U.S.
Business Overview. Adjusted premiums, fees and other revenues for 2022 increased $9.4 billion, or 32%, compared to 2021. This was primarily due to higher premiums in our RIS business, as well as growth in our Group Benefits business. The increase in premiums in RIS was mainly driven by a large pension risk transfer transaction in 2022. Changes in RIS premiums are mostly offset by a corresponding change in policyholder benefits. The increase in our Group Benefits business was primarily due to growth from our voluntary products, group disability and dental businesses.

	Years Ended December 31,
	2022	2021
	(In millions)
Adjusted revenues
Premiums	$35,548	$26,358
Universal life and investment-type product policy fees	1,158	1,140
Net investment income	7,340	8,048
Other revenues	1,756	1,538
Total adjusted revenues	45,802	37,084
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	36,273	27,957
Interest credited to policyholder account balances	1,789	1,422
Capitalization of DAC	(77)	(65)
Amortization of DAC and VOBA	59	60
Interest expense on debt	9	7
Other expenses	3,962	3,632
Total adjusted expenses	42,015	33,013
Provision for income tax expense (benefit)	791	850
Adjusted earnings	$2,996	$3,221

Adjusted premiums, fees and other revenues	$38,462	$29,036

Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. The impact of positive flows from pension risk transfer transactions and funding agreement issuances resulted in higher average invested assets, improving net investment income. However, this was partially offset by a corresponding increase in interest credited expenses on long duration insurance and investment-type products. Higher direct expenses, including certain employee-related costs, coupled with an increase in variable expenses, exceeded the corresponding increase in premiums, fees and other revenues. The combined impact of the items affecting our business growth increased adjusted earnings by $133 million.
Market Factors. Market factors, including interest rate levels, variability in equity market returns and foreign currency fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased primarily driven by the unfavorable impact of lower equity market returns on our private equity funds and hedge funds, partially offset by higher yields on fixed income securities and mortgage loans, and higher income on derivatives. The impact of interest rate fluctuations resulted in an increase in our average interest credited rates on long duration insurance and investment-type products, which drove an increase in interest credited expenses. The changes in market factors discussed above resulted in a $1.3 billion decrease in adjusted earnings.

Underwriting and Other Insurance Adjustments. Favorable mortality in our Group Benefits business resulted in an increase in adjusted earnings of $830 million. This was driven by decreases in both incidence and severity of COVID-19 and non-COVID-19 claims. Less favorable mortality in our RIS business resulted in a decrease in adjusted earnings of $64 million, primarily driven by our structured settlement and pension risk transfer businesses. Favorable claims experience in our Group Benefits business, primarily within our accident & health, vision and dental businesses, partially offset by unfavorable experience in our individual and group disability businesses resulted in a $74 million increase to adjusted earnings. Refinements to certain insurance and other liabilities in both years resulted in a $150 million increase in adjusted earnings, which includes the favorable impact from a reinsurance recapture in the current year.
Asia
Business Overview. Adjusted premiums, fees and other revenues for 2022 decreased $810 million, or 10%, compared to 2021. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $235 million, or 3%, compared to 2021, mainly due to increases in Japan, Australia and Korea, partially offset by the impact of our actuarial assumption review in both years. In Japan, higher fees from foreign currency-denominated life and fixed annuity products were partially offset by a decrease in premiums from yen-denominated life products. The increases in Australia and Korea were primarily due to business growth.

	Years Ended December 31,
	2022	2021
	(In millions)
Adjusted revenues
Premiums	$5,568	$6,421
Universal life and investment-type product policy fees	1,840	1,814
Net investment income	3,909	5,052
Other revenues	90	73
Total adjusted revenues	11,407	13,360
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	4,752	5,008
Interest credited to policyholder account balances	2,003	1,995
Capitalization of DAC	(1,524)	(1,607)
Amortization of DAC and VOBA	1,105	1,369
Amortization of negative VOBA	(36)	(27)
Other expenses	3,153	3,388
Total adjusted expenses	9,453	10,126
Provision for income tax expense (benefit)	576	936
Adjusted earnings	$1,378	$2,298

Adjusted earnings on a constant currency basis	$1,378	$2,218

Adjusted premiums, fees and other revenues	$7,498	$8,308
Adjusted premiums, fees and other revenues on a constant currency basis	$7,498	$7,263

Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $80 million for 2022 compared to 2021, primarily due to the weakening of the Japanese yen, Korean won and Australian dollar against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.

Business Growth. Increased premiums, fees and other revenues were partially offset by higher policyholder benefits and commissions, net of DAC capitalization, which contributed to Asia’s business growth. Positive net flows in Japan and Korea resulted in higher average invested assets, which improved net investment income. The increase in net investment income was largely offset by a corresponding increase in interest credited expenses on certain insurance liabilities. The combined impact of the items affecting our business growth, partially offset by higher DAC amortization, improved adjusted earnings by $99 million.
Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased, driven by the unfavorable impact of lower equity market returns on our private equity and hedge funds, and lower income on derivatives. These unfavorable impacts were partially offset by higher yields on fixed income securities supporting products sold in Japan denominated in U.S. dollars and Japanese yen. In addition, a decrease in interest credited expenses on certain insurance liabilities improved adjusted earnings. The changes in market factors discussed above decreased adjusted earnings by $804 million.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Unfavorable underwriting, mainly driven by COVID-19-related claims in Japan, decreased adjusted earnings by $202 million. The favorable change from our actuarial assumption reviews resulted in a net increase of $102 million in adjusted earnings. Refinements to certain insurance liabilities and other liabilities in both years resulted in an $18 million increase in adjusted earnings.
Expenses and Taxes. Higher expenses, primarily driven by higher employee-related and other operating expenses, as well as an increase in corporate overhead costs, decreased adjusted earnings by $60 million. Our 2022 results also included a benefit of $8 million resulting from a change in the tax rate in Korea.

Latin America
Business Overview. Adjusted premiums, fees and other revenues for 2022 increased $681 million, or 18%, compared to 2021. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $797 million, or 22%, compared to 2021, mainly driven by strong sales and solid persistency across the region.

	Years Ended December 31,
	2022	2021
	(In millions)
Adjusted revenues
Premiums	$3,226	$2,609
Universal life and investment-type product policy fees	1,175	1,109
Net investment income	1,593	1,271
Other revenues	39	41
Total adjusted revenues	6,033	5,030
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	3,301	3,143
Interest credited to policyholder account balances	335	249
Capitalization of DAC	(499)	(414)
Amortization of DAC and VOBA	339	285
Interest expense on debt	12	5
Other expenses	1,553	1,401
Total adjusted expenses	5,041	4,669
Provision for income tax expense (benefit)	231	70
Adjusted earnings	$761	$291

Adjusted earnings on a constant currency basis	$761	$253

Adjusted premiums, fees and other revenues	$4,440	$3,759
Adjusted premiums, fees and other revenues on a constant currency basis	$4,440	$3,643

Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $38 million for 2022 compared to 2021, mainly due to the weakening of foreign currencies against the U.S. dollar, primarily the Chilean peso. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Latin America experienced premium and fee growth across the region, primarily in Chile and Mexico. The increase in premiums and fees was partially offset by related changes in policyholder benefits. An increase in average invested assets, primarily in Chile and Mexico, generated higher net investment income. The increase in net investment income was partially offset by a corresponding increase in interest credited expenses on certain insurance liabilities. Business growth in the region drove an increase in commissions and other variable expenses, which was partially offset by higher DAC capitalization. The combined impact of the items affecting business growth, partially offset by higher DAC amortization, increased adjusted earnings by $71 million.

Market Factors. Market factors, including interest rate levels and variability in equity market returns, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields increased, driven by higher yields on fixed maturity securities in Chile and Mexico, higher earnings from a joint venture investment in Chile, the favorable impact of an increase in bond index returns on our Chilean encaje within fair value option securities (“FVO Securities”), and higher income on derivatives. These increases were partially offset by lower equity market returns on private equity funds. An increase in interest credited expenses on certain insurance liabilities also decreased adjusted earnings. The changes in market factors discussed above, as well as the net impact of inflation, resulted in a $22 million increase in adjusted earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Favorable underwriting drove a $395 million increase in adjusted earnings. This increase includes a decline in COVID-19-related claims, primarily in Mexico and Brazil, as well as a reduction to the incurred but not reported reserve that was established in the prior year. The favorable change from our actuarial assumption reviews resulted in a net increase of $9 million in adjusted earnings. Refinements to certain insurance liabilities and other liabilities in both periods resulted in a $20 million increase in adjusted earnings.
Expenses and Taxes. Adjusted earnings decreased $46 million due to higher employee-related costs and the region’s continued investment in technology, partially offset by the impact of continued expense discipline. Tax-related adjustments in both years resulted in a $37 million increase in adjusted earnings, primarily driven by a recurring tax item related to inflation in Chile, as well as a 2022 adjustment related to the filing of the Company’s 2021 U.S. income tax return.

EMEA
Business Overview. Adjusted premiums, fees and other revenues for 2022 decreased $414 million, or 15%, compared to 2021. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, decreased $130 million, or 5%, compared to 2021 primarily due to (i) the disposition of MetLife Poland and Greece, (ii) a prior year favorable refinement to an unearned premium reserve in Italy, and (iii) decreases in our corporate solutions and variable life businesses in the Gulf, as well as our pension business in Romania, partially offset by growth in our (i) accident & health business across the region, (ii) corporate solutions business in Egypt, and (iii) credit life business in Turkey and Romania.

	Years Ended December 31,
	2022	2021
	(In millions)
Adjusted revenues
Premiums	$1,964	$2,271
Universal life and investment-type product policy fees	300	395
Net investment income	160	215
Other revenues	35	47
Total adjusted revenues	2,459	2,928
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	990	1,241
Interest credited to policyholder account balances	71	86
Capitalization of DAC	(411)	(469)
Amortization of DAC and VOBA	333	356
Amortization of negative VOBA	(5)	(7)
Interest expense on debt	—	—
Other expenses	1,171	1,324
Total adjusted expenses	2,149	2,531
Provision for income tax expense (benefit)	64	96
Adjusted earnings	$246	$301

Adjusted earnings on a constant currency basis	$246	$245

Adjusted premiums, fees and other revenues	$2,299	$2,713
Adjusted premiums, fees and other revenues on a constant currency basis	$2,299	$2,429

Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. Changes in foreign currency exchange rates decreased adjusted earnings by $56 million for 2022 as compared to 2021, primarily driven by the strengthening of the U.S. dollar against the Turkish lira, euro and British pound. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Growth in our (i) accident & health business across the region, (ii) credit life business in Turkey, (iii) corporate solutions business in Egypt, (iv) ordinary life business in Europe, and (v) other minor increases across the region, partially offset by decreases in our variable life and corporate solutions businesses in the Gulf, as well as our pension business in Romania, resulted in a $6 million increase in adjusted earnings.
Market Factors. Market factors, including interest rate levels and variability in equity market returns, resulted in a slight decrease in adjusted earnings.

Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Adjusted earnings increased $53 million as a result of favorable underwriting experience, primarily due to the impact of the COVID-19 pandemic, which resulted in lower utilization in 2022 and higher claims in 2021. Favorable underwriting experience in our (i) corporate solutions business in Egypt, the U.K. and the Gulf, (ii) variable life business in Lebanon and Czech Republic, and (iii) credit life business in Turkey and Romania were partially offset by unfavorable underwriting experience in our ordinary life business in France. The favorable change from our actuarial assumption reviews resulted in a net increase of $10 million in adjusted earnings. Refinements to certain insurance-related assets and liabilities in both years resulted in a $43 million decrease in adjusted earnings.
Expenses and Taxes. Higher expenses resulted in a $24 million decrease in adjusted earnings due to various operating expenses across the region. Taxes increased adjusted earnings by $12 million primarily due to changes in business mix among tax jurisdictions and tax-related adjustments in both years.
Other. In addition to the items discussed above, adjusted earnings decreased by $11 million due to the disposition of MetLife Poland and Greece.
MetLife Holdings
Business Overview. Our MetLife Holdings segment consists of operations relating to products and businesses, previously included in our former retail business, that we no longer actively market in the U.S. For 2023, we anticipate an average decline in adjusted premiums, fees and other revenues of approximately 12% to 14% from expected business run-off. For 2024 and beyond, we expect this decline to be approximately 6% to 8% per year. A significant portion of our adjusted earnings is driven by separate account balances. Most directly, these balances determine asset-based fee income but they also impact DAC amortization and asset-based commissions. Separate account balances are driven by movements in the market, surrenders, deposits, withdrawals, benefit payments, transfers and policy charges. Although we have discontinued selling our long-term care product, we continue to collect premiums and administer the existing block of business, which contributed to asset growth in the segment, and we expect the related reserves to grow as this block matures. Our future policyholder benefit liability for our long-term care business was $14.3 billion and $14.4 billion as of December 31, 2022 and 2021, respectively.

	Years Ended December 31,
	2022	2021
	(In millions)
Adjusted revenues
Premiums	$3,066	$3,333
Universal life and investment-type product policy fees	1,057	1,101
Net investment income	4,971	6,450
Other revenues	155	257
Total adjusted revenues	9,249	11,141
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	6,056	6,268
Interest credited to policyholder account balances	813	840
Capitalization of DAC	(28)	(33)
Amortization of DAC and VOBA	192	257
Interest expense on debt	8	5
Other expenses	953	992
Total adjusted expenses	7,994	8,329
Provision for income tax expense (benefit)	247	570
Adjusted earnings	$1,008	$2,242

Adjusted premiums, fees and other revenues	$4,278	$4,691

Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. A decrease in average invested assets resulted in lower net investment income, decreasing adjusted earnings. In our deferred annuity business, negative net flows resulted in lower asset-based fee income. In addition, premiums declined due to business run-off and the impact of dividend scale reductions in both periods. The combined impact of the items affecting our business growth, partially offset by lower DAC amortization, resulted in a $145 million decrease in adjusted earnings.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased driven by the unfavorable impact of lower equity market returns on our private equity and hedge funds, lower prepayment fees and lower yields on our mortgage loans and fixed income securities. The changes in market factors discussed above resulted in a $1.2 billion decrease in adjusted earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Less favorable underwriting, mainly in our long-term care business, reflecting a smaller impact from the COVID-19 pandemic in 2022, partially offset by favorable underwriting in our life business, resulted in a $30 million decrease in adjusted earnings. The favorable change from our actuarial assumption reviews resulted in a net increase of $52 million in adjusted earnings. Refinements to certain insurance-related liabilities, which include the unfavorable impact from model refinements, partially offset by a reinsurance settlement, all in 2022, resulted in a $13 million decrease in adjusted earnings. Dividend scale reductions, as well as run-off in the MLIC closed block, contributed to lower dividend expense, net of DAC amortization, and resulted in a $80 million increase in adjusted earnings.
Expenses. Adjusted earnings increased by $20 million mainly due to lower corporate-related expenses.
Corporate & Other

	Years Ended December 31,
	2022	2021
	(In millions)
Adjusted revenues
Premiums	$(16)	$35
Universal life and investment-type product policy fees	2	2
Net investment income	216	244
Other revenues	396	420
Total adjusted revenues	598	701
Adjusted expenses
Policyholder benefits and claims and policyholder dividends	(6)	34
Capitalization of DAC	(8)	(11)
Amortization of DAC and VOBA	9	9
Interest expense on debt	909	902
Other expenses	709	562
Total adjusted expenses	1,613	1,496
Provision for income tax expense (benefit)	(356)	(591)
Adjusted earnings	(659)	(204)
Less: Preferred stock dividends	185	195
Adjusted earnings available to common shareholders	$(844)	$(399)

Adjusted premiums, fees and other revenues	$382	$457

The table below presents adjusted earnings available to common shareholders by source:

	Years Ended December 31,
	2022	2021
	(In millions)
Business activities	$138	$143
Net investment income	219	248
Interest expense on debt	(943)	(944)
Corporate initiatives and projects	(64)	(128)
Other	(365)	(114)
Provision for income tax (expense) benefit and other tax-related items	356	591
Preferred stock dividends	(185)	(195)
Adjusted earnings available to common shareholders	$(844)	$(399)

Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021
Unless otherwise stated, all amounts discussed below are net of income tax.
Net Investment Income. Net investment income decreased $23 million, primarily due to the unfavorable impact of lower equity market returns, predominantly on our private equity funds and FVO Securities, as well as lower investment income from our mortgage loans. These decreases were partially offset by higher yields on our fixed income securities.
Corporate Initiatives and Projects & Other. Adjusted earnings decreased $147 million, primarily as a result of an increase in corporate-related expenses, the release of a legal reserve in the prior year and higher interest expense on tax positions due to audit settlements in both years, partially offset by lower employee-related costs.
Provision for Income Tax (Expense) Benefit and Other Tax-Related Items. An unfavorable change in Corporate & Other’s taxes was primarily due to (i) lower utilization of tax preferenced items, which include non-taxable investment income and tax credits, (ii) IRS audit settlements in both years, and (iii) the non-cash transfer of assets from a wholly-owned U.K. investment subsidiary to its U.S. parent in 2021, partially offset by lower taxes on stock compensation.
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
Current Environment
As a global insurance company, we continue to be impacted by the changing global financial and economic environment, the fiscal and monetary policy of governments and central banks around the world and other governmental measures. Global inflation, supply chain disruptions, the Russia-Ukraine conflict, and the COVID-19 pandemic continue to impact the global economy and financial markets and has caused volatility in the global equity, credit and real estate markets. See “— Industry Trends — Financial and Economic Environment” for further information regarding conditions in the global financial markets and the economy generally which may affect us. These factors may persist for some time and may continue to impact pricing levels of risk-bearing investments, as well as our business operations, investment portfolio and derivatives. Rising market interest rates have impacted our investment portfolio and derivatives. See “— Results of Operations — Consolidated Results” and “— Results of Operations — Consolidated Results — Adjusted Earnings” for impacts on our derivatives and analysis of the period over period changes in investment portfolio results and “Investments — Fixed Maturity Securities AFS — Evaluation of Fixed Maturity Securities AFS for Credit Loss — Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position” in Note 8 of the Notes to the Consolidated Financial Statements for impacts on the net unrealized gain (loss) on our fixed maturity securities AFS.
Selected Country Investments
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

	Selected Country Fixed Maturity Securities AFS at December 31, 2022
Country	Sovereign (1)	Financial Services	Non-Financial Services	Total (2)
	(Dollars in millions)
Italy	$16	$60	$582	$658
Peru	109	20	175	304
Ukraine (3)	57	—	2	59
Turkey	36	—	10	46
Russian Federation (3)	41	—	—	41
Total	$259	$80	$769	$1,108
Investment grade %	46.1%	95.5%	73.1%	68.4%
__________________
(1)Sovereign includes government and agency.
(2)The par value, amortized cost net of ACL and estimated fair value, net of purchased and written credit default swaps, of these securities were $1.3 billion, $1.2 billion and $1.0 billion, respectively, at December 31, 2022. The notional value and estimated fair value of the net purchased and written credit default swaps were $71 million and $0, respectively, at December 31, 2022.

(3)As of December 31, 2022, the amortized cost, ACL and amortized cost, net of ACL of our Russian Federation sovereign securities were $120 million, $79 million and $41 million, respectively; and the amortized cost, ACL and amortized cost, net of ACL of our Russian Federation corporate securities were $2 million, $2 million and less than $1 million, respectively. As of December 31, 2022, the amortized cost, ACL and amortized cost, net of ACL of our Ukraine sovereign securities were $88 million, $31 million and $57 million, respectively; and the amortized cost, ACL and amortized cost, net of ACL of our Ukraine corporate securities were $3 million, $1 million and $2 million, respectively.
We manage direct and indirect investment exposure in the selected countries through fundamental analysis and we continually monitor and adjust our level of investment exposure.
Investment Portfolio Results
The reconciliation of net investment income under GAAP to adjusted net investment income is presented below.

	Years Ended December 31,
	2022	2021
	(In millions)
Net investment income — GAAP	$15,916	$21,395
Investment hedge adjustments	976	895
Unit-linked investment income	1,298	(952)
Other	(1)	(58)
Adjusted net investment income (1)	$18,189	$21,280
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

	Years Ended December 31,
	2022		2021
Asset Class	Yield% (1)	Amount	Yield% (1)	Amount
	(Dollars in millions)
Fixed maturity securities AFS (2), (3)	3.76%	$11,098	3.74%	$11,146
Mortgage loans (3)	4.34	3,536	4.19	3,430
Real estate and real estate joint ventures	6.40	798	4.81	579
Policy loans	5.15	459	5.11	474
Equity securities	3.96	36	4.45	36
Other limited partnership interests (4)	5.92	860	40.71	4,935
Cash and short-term investments	2.31	282	0.80	87
Other invested assets	—	1,670	—	1,197
Investment income	4.32%	$18,739	5.05%	$21,884
Investment fees and expenses	(0.12)	(539)	(0.12)	(537)
Net investment income including divested businesses (5)	4.20%	$18,200	4.93%	$21,347
Less: net investment income from divested businesses (5)		11		67
Adjusted net investment income		$18,189		$21,280
__________________

(1)We calculate yields using adjusted net investment income as a percent of average quarterly asset carrying values. Adjusted net investment income excludes realized gains (losses) from sales and disposals and includes the impact of changes in foreign currency exchange rates. Average quarterly asset carrying values exclude unrealized gains (losses), collateral received in connection with our securities lending program, annuities funding structured settlement claims freestanding derivative assets, collateral received from derivative counterparties and contractholder-directed equity securities. In addition, average quarterly asset carrying values include invested assets reclassified to held-for-sale, while ending carrying values exclude invested assets reclassified to held-for-sale. A yield is not presented for other invested assets, as it is not considered a meaningful measure of performance for this asset class.
(2)Investment income (loss) from fixed maturity securities AFS includes amounts from FVO Securities of ($127) million and $167 million for the years ended December 31, 2022 and 2021, respectively.
(3)Investment income from fixed maturity securities AFS and mortgage loans includes prepayment fees.
(4)See “— Results of Operations — Consolidated Results — Adjusted Earnings” for discussion of results for the year ended December 31, 2022 compared to the year ended December 31, 2021.
(5)See “Financial Measures and Segment Accounting Policies” in Note 2 of the Notes to the Consolidated Financial Statements for discussion of divested businesses.
See “— Results of Operations — Consolidated Results — Adjusted Earnings” for an analysis of the period over period changes in investment portfolio results.
Fixed Maturity Securities AFS and Equity Securities
The following table presents public and private fixed maturity securities AFS and equity securities held at:

	December 31,
	2022		2021
Securities by Type	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities AFS
Publicly-traded	$211,579	76.4%	$267,040	78.5%
Privately-placed	65,201	23.6	73,234	21.5
Total fixed maturity securities AFS	$276,780	100.0%	$340,274	100.0%
Percentage of cash and invested assets	61.0%		66.1%
Equity securities
Publicly-traded	$1,423	84.5%	$1,118	88.1%
Privately-held	261	15.5	151	11.9
Total equity securities	$1,684	100.0%	$1,269	100.0%
Percentage of cash and invested assets	0.4%		0.2%
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
Included within fixed maturity securities AFS are structured securities, including residential mortgage-backed securities (“RMBS”), asset-backed securities and collateralized loan obligations (collectively “ABS & CLO”) and commercial mortgage-backed securities (“CMBS”) (collectively, “Structured Products”). See “— Structured Products” for further information.

Valuation of Securities. We are responsible for the determination of the estimated fair value of our investments. We determine the estimated fair value of publicly-traded securities after considering one of three primary sources of information: quoted market prices in active markets, independent pricing services, or independent broker quotations. We determine the estimated fair value of privately-placed securities after considering one of three primary sources of information: market standard internal matrix pricing, market standard internal discounted cash flow techniques, or independent pricing services (after we determine the independent pricing services’ use of available observable market data). For publicly-traded securities, the number of quotations obtained varies by instrument and depends on the liquidity of the particular instrument. Generally, we obtain prices from multiple pricing services to cover all asset classes and obtain multiple prices for certain securities, but ultimately utilize the price with the highest placement in the fair value hierarchy. Independent pricing services that value these instruments use market standard valuation methodologies based on data about market transactions and inputs from multiple pricing sources that are market observable or can be derived principally from or corroborated by observable market data. See Note 10 of the Notes to the Consolidated Financial Statements for a discussion of the types of market standard valuation methodologies utilized and key assumptions and observable inputs used in applying these standard valuation methodologies. When a price is not available in the active market or through an independent pricing service, management values the security primarily using market standard internal matrix pricing or discounted cash flow techniques, and non-binding quotations from independent brokers who are knowledgeable about these securities. Independent non-binding broker quotations utilize inputs that may be difficult to corroborate with observable market data. As shown in the following section, less than 1% of our fixed maturity securities AFS were valued using non-binding quotations from independent brokers at December 31, 2022.
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
On a quarterly basis, we also apply a formal process to challenge any prices received from independent pricing services that are not considered representative of estimated fair value. If prices received from independent pricing services are not considered reflective of market activity or representative of estimated fair value, independent non-binding broker quotations are obtained, or an internally developed valuation is prepared. Internally developed valuations of current estimated fair value, compared with pricing received from the independent pricing services, did not produce material differences in the estimated fair values for the majority of the portfolio; accordingly, overrides were not material. This is, in part, because internal estimates are generally based on available market evidence and estimates used by other market participants. In the absence of such market-based evidence, management’s best estimate is used.
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

	December 31, 2022
Level	Fixed Maturity Securities AFS		Equity Securities
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$15,959	5.8%	$1,293	76.8%
Level 2
Independent pricing sources	232,048	83.8	129	7.6
Internal matrix pricing or discounted cash flow techniques	—	—	3	0.2
Significant other observable inputs	$232,048	83.8%	$132	7.8%
Level 3
Independent pricing sources	21,762	7.9	45	2.7
Internal matrix pricing or discounted cash flow techniques	6,639	2.4	214	12.7
Independent broker quotations	372	0.1	—	—
Significant unobservable inputs	$28,773	10.4%	$259	15.4%
Total at estimated fair value	$276,780	100.0%	$1,684	100.0%
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
The majority of the Level 3 fixed maturity securities AFS and equity securities were concentrated in three sectors at December 31, 2022: U.S. corporate securities, foreign corporate securities and ABS & CLO. During the year ended December 31, 2022, Level 3 fixed maturity securities AFS decreased by $2.6 billion, or 8%. The decrease was driven by a decrease in estimated fair value recognized in other comprehensive income (loss), partially offset by transfers into Level 3 in excess of transfers out of Level 3, partially offset by purchases in excess of sales.
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
NAIC designations for non-agency RMBS and CMBS are based on a modeling methodology that estimates security level expected losses under a variety of economic scenarios. The modeling methodology for non-agency RMBS and CMBS issued prior to January 1, 2013 incorporates the amortized cost of the security (including any purchase discounts and prior impairments) and the likelihood of recovery of the amortized cost; while for non-agency RMBS and CMBS issued after January 1, 2013, the modeling methodology does not incorporate the amortized cost of the security. The NAIC’s objective with the modeling methodology is to increase accuracy in estimating expected losses and recovery value, and to use this credit quality assessment to determine an appropriate RBC charge for non-agency RMBS and CMBS. We utilize these NAIC designations for our non-agency RMBS and CMBS in our disclosures below. The NAIC evaluates non-agency RMBS and CMBS held by insurers on an annual basis. When we acquire non-agency RMBS and CMBS that have not been previously evaluated by the NAIC, an internally developed designation is used until a NAIC designation becomes available.

In addition to the six NAIC designations, the NAIC maintains 20 “NAIC designation categories” which is an additional, more granular credit quality categorization. These NAIC designation categories correspond more closely to the NRSRO’s alpha-numeric credit quality ratings. The NAIC maintains unique RBC factors for each of the 20 NAIC designation categories. The NAIC’s goal is to better align RBC charges on securities with the instruments’ actual credit risk.
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
NAIC designations are generally similar to the credit quality ratings of the NRSROs, except for (i) non-agency RMBS and CMBS as described above, and (ii) securities rated Ca or C by NRSROs, included within Caa and lower in our disclosures below, that are designated NAIC 6; accordingly, NAIC designations may not correspond to NRSRO ratings.
The following table presents total fixed maturity securities AFS by NRSRO rating, except for non-agency RMBS and CMBS, which are presented using NAIC designations for modeled securities. In addition, in the following table, the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations is provided.

		December 31,
		2022				2021
NRSRO Rating	NAIC Designation	Amortized Cost net of ACL	Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Amortized Cost net of ACL	Unrealized Gains (Losses) (1)	Estimated Fair Value	% of Total
		(Dollars in millions)
Aaa/Aa/A	1	$209,951	$(19,930)	$190,021	68.7%	$217,886	$21,508	$239,394	70.4%
Baa	2	81,280	(8,086)	73,194	26.5	77,739	7,470	85,209	25.0
Subtotal investment grade		291,231	(28,016)	263,215	95.2	295,625	28,978	324,603	95.4
Ba	3	11,223	(712)	10,511	3.8	11,439	534	11,973	3.5
B	4	2,786	(215)	2,571	0.9	3,152	(2)	3,150	0.9
Caa and lower	5	517	(116)	401	0.1	563	(37)	526	0.2
In or near default	6	85	(3)	82	—	14	8	22	—
Subtotal below investment grade		14,611	(1,046)	13,565	4.8	15,168	503	15,671	4.6
Total fixed maturity securities AFS		$305,842	$(29,062)	$276,780	100.0%	$310,793	$29,481	$340,274	100.0%
__________________
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

	Fixed Maturity Securities AFS — by Sector & Credit Quality Rating
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default	Total Estimated Fair Value
NAIC Designation	1	2	3	4	5	6
	(Dollars in millions)
December 31, 2022
U.S. corporate	$40,293	$33,569	$4,281	$1,659	$209	$19	$80,030
Foreign corporate	18,229	30,657	3,121	513	51	1	52,572
Foreign government	38,658	5,143	2,582	256	65	43	46,747
U.S. government and agency	31,786	443	—	—	—	—	32,229
RMBS	25,510	504	59	69	13	10	26,165
ABS & CLO	13,848	2,495	370	74	26	9	16,822
Municipals	11,932	196	24	—	—	—	12,152
CMBS	9,765	187	74	—	37	—	10,063
Total fixed maturity securities AFS	$190,021	$73,194	$10,511	$2,571	$401	$82	$276,780
Percentage of total	68.7%	26.5%	3.8%	0.9%	0.1%	—%	100.0%
December 31, 2021
U.S. corporate	$47,377	$39,094	$4,523	$1,796	$244	$—	$93,034
Foreign corporate	23,228	35,893	3,731	577	210	1	63,640
Foreign government	52,316	5,739	3,032	506	14	2	61,609
U.S. government and agency	46,065	534	—	—	—	—	46,599
RMBS	29,529	634	150	67	5	19	30,404
ABS & CLO	15,920	2,221	316	85	27	—	18,569
Municipals	13,737	457	18	—	—	—	14,212
CMBS	11,222	637	203	119	26	—	12,207
Total fixed maturity securities AFS	$239,394	$85,209	$11,973	$3,150	$526	$22	$340,274
Percentage of total	70.4%	25.0%	3.5%	0.9%	0.2%	—%	100.0%

U.S. and Foreign Corporate Fixed Maturity Securities AFS
We maintain a broadly diversified portfolio of corporate fixed maturity securities AFS across many industries and issuers. This portfolio did not have any exposure to any single issuer in excess of 1% of total investments at either December 31, 2022 or 2021. The top 10 holdings comprised 1% and 2% of total investments at December 31, 2022 and 2021, respectively. The table below presents our U.S. and foreign corporate securities portfolios by industry at:

	December 31,
	2022		2021
Industry	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Finance	$30,786	23.2%	$35,676	22.8%
Consumer (1)	27,834	21.0	33,043	21.1
Utility	23,215	17.5	28,961	18.5
Industrial (2)	14,276	10.8	16,128	10.3
Transportation	11,342	8.5	13,118	8.4
Communications	10,046	7.6	12,346	7.9
Energy	7,711	5.8	9,184	5.8
Technology	4,396	3.3	5,401	3.4
Other	2,996	2.3	2,817	1.8
Total	$132,602	100%	$156,674	100%
__________________
(1)Includes consumer cyclical and consumer non-cyclical.
(2)Includes basic industry, capital goods and other industrial.
Structured Products
Our investments in Structured Products are collateralized by residential mortgages, commercial mortgages, bank loans and other assets. Our investment selection criteria and monitoring includes review of credit ratings, characteristics of the assets underlying the securities, borrower characteristics and the level of credit enhancement. We held $53.0 billion and $61.2 billion of Structured Products, at estimated fair value, at December 31, 2022 and 2021, respectively, as presented in the RMBS, ABS & CLO and CMBS sections below.
RMBS
Our RMBS portfolio is broadly diversified by security type and risk profile.
On a security type basis, RMBS includes collateralized mortgage obligations and pass-through mortgage-backed securities. Collateralized mortgage obligations are structured by dividing the cash flows of mortgage loans into separate pools or tranches of risk that create multiple classes of bonds with varying maturities and priority of payments. Pass-through mortgage-backed securities are secured by a mortgage loan or collection of mortgage loans. The monthly mortgage loan payments from homeowners pass from the originating bank through an intermediary, such as a government agency or investment bank, which collects the payments and, for a fee, remits or passes these payments through to the holders of the pass-through securities.
On a risk profile basis, RMBS includes Agency and Non-Agency securities. Agency RMBS were guaranteed or otherwise supported by Federal National Mortgage Association, Federal Home Loan Mortgage Corporation or Government National Mortgage Association. Non-Agency securities include prime, prime investor, non-qualified residential mortgage (“NQM”), alternative (“Alt-A”), reperforming and sub-prime mortgage-backed securities. Prime (owner-occupied) and prime investor (non owner-occupied) loans were originated to the most creditworthy borrowers with high quality credit profiles. NQM and Alt-A are classifications of mortgage loans where the risk profile of the borrower is between prime and sub-prime. Sub-prime mortgage lending is the origination of residential mortgage loans to borrowers with weak credit profiles, while reperforming loans were previously delinquent that returned to performing status.
The following table presents our RMBS portfolio by security type, risk profile and ratings profile at:

	December 31,
	2022			2021
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses) (1)
	(Dollars in millions)
Security type
Collateralized mortgage obligations	$15,275	58.4%	$(1,917)	$17,646	58.0%	$1,092
Pass-through mortgage-backed securities	10,890	41.6	(1,414)	12,758	42.0	160
Total RMBS	$26,165	100.0%	$(3,331)	$30,404	100.0%	$1,252
Risk profile
Agency	$16,291	62.3%	$(2,183)	$19,487	64.1%	$671
Non-Agency
Prime and prime investor	3,958	15.1	(687)	3,161	10.4	13
NQM and Alt-A	1,964	7.5	(126)	2,351	7.7	217
Reperforming and sub-prime	2,892	11.1	(230)	4,288	14.1	352
Other (2)	1,060	4.0	(105)	1,117	3.7	(1)
Subtotal Non-Agency	9,874	37.7%	(1,148)	10,917	35.9%	581
Total RMBS	$26,165	100.0%	$(3,331)	$30,404	100.0%	$1,252
Ratings profile
Rated Aaa and Aa	$21,927	83.8%		$24,190	79.6%
Designated NAIC 1	$25,514	97.5%		$29,529	97.1%
__________________
(1)Excludes gross unrealized gains (losses) related to assets held-for-sale. See Note 3 of the Notes to the Consolidated Financial Statements for information on the Company’s business dispositions.
(2)Other Non-Agency RMBS are broadly diversified across several subsectors and issuers, including securities collateralized by the following mortgage loan types: single family rental, early buyout securitization and small business commercial.
The majority of our RMBS holdings were rated Aaa and were designated NAIC 1 at December 31, 2022 and 2021.
We manage our exposure to reperforming and sub-prime RMBS holdings by focusing primarily on senior tranche securities, stress testing the portfolio with severe loss assumptions and closely monitoring the performance of the portfolio. Our reperforming RMBS are generally newer vintage securities and higher quality at purchase (e.g., NAIC 1 and NAIC 2). Our sub-prime RMBS portfolio consists predominantly of securities that were purchased at significant discounts to par value and discounts to the expected principal recovery value of these securities and are investment grade under NAIC designations (e.g., NAIC 1 and NAIC 2).

ABS & CLO
Our non-mortgage loan-backed structured securities are comprised of two broad categories of securitizations: ABS & CLO. These portfolios are broadly diversified by collateral type and issuer. The following table presents our ABS & CLO portfolios by collateral type and ratings profile at:

	December 31,
	2022			2021
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses) (1)
	(Dollars in millions)
ABS
Collateral type
Vehicle and equipment loans	$1,404	8.4%	$(61)	$1,864	10.0%	$10
Consumer loans	1,212	7.2	(118)	1,672	9.0	48
Credit card	1,181	7.0	(17)	899	4.8	9
Digital infrastructure	1,014	6.0	(112)	834	4.5	7
Franchise	931	5.5	(113)	763	4.1	17
Student loans	814	4.9	(91)	1,143	6.2	16
Other (2)	2,896	17.2	(335)	2,953	15.9	22
Total ABS	9,452	56.2%	(847)	10,128	54.5%	129
CLO (3)	7,370	43.8%	(322)	8,441	45.5%	(3)
Total ABS & CLO	$16,822	100%	$(1,169)	$18,569	100.0%	$126

ABS ratings profile
Rated Aaa and Aa	$4,285	45.3%		$5,289	52.2%
Designated NAIC 1	$7,211	76.3%		$8,105	80.0%
CLO ratings profile
Rated Aaa and Aa	$5,454	74.0%		$6,749	80.0%
Designated NAIC 1	$6,634	90.0%		$7,815	92.6%
ABS & CLO ratings profile
Rated Aaa and Aa	$9,739	57.9%		$12,038	64.8%
Designated NAIC 1	$13,845	82.3%		$15,920	85.7%
_________________
(1)Excludes gross unrealized gains (losses) related to assets held-for-sale. See Note 3 of the Notes to the Consolidated Financial Statements for information on the Company’s business dispositions.
(2)Other ABS are broadly diversified across several subsectors and issuers, including securities with the following collateral types: foreign residential loans, transportation equipment and renewable energy.
(3)Includes primarily securities collateralized by broadly syndicated bank loans.

CMBS
Our CMBS portfolio is comprised primarily of conduit and single asset and single borrower securities. Conduit securities are collateralized by many commercial mortgage loans and are broadly diversified by property type, borrower and geography. The following tables present our CMBS portfolio by collateral type and ratings profile at:

	December 31,
	2022			2021
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses) (1)
	(Dollars in millions)
Collateral type
Conduit	$6,781	67.4%	$(740)	$8,282	67.8%	$341
Single asset and single borrower	1,971	19.6	(184)	2,269	18.6	32
Agency	607	5.9	(99)	610	5.0	50
Commercial real estate collateralized loan obligations	418	4.2	(14)	653	5.4	2
Other	286	2.9	(4)	393	3.2	2
Total CMBS	$10,063	100.0%	$(1,041)	$12,207	100%	$427
Ratings profile
Rated Aaa and Aa	$8,138	80.9%		$9,614	78.8%
Designated NAIC 1	$9,765	97.0%		$11,222	91.9%
__________________
(1)Excludes gross unrealized gains (losses) related to assets held-for-sale. See Note 3 of the Notes to the Consolidated Financial Statements for information on the Company’s business dispositions.
Evaluation of Fixed Maturity Securities AFS for Credit Loss, Rollforward of Allowance for Credit Loss and Credit Loss on Fixed Maturity Securities AFS Recognized in Earnings
See Note 8 of the Notes to the Consolidated Financial Statements for information about the evaluation of fixed maturity securities AFS for credit loss, rollforward of the ACL, net credit loss provision (release) and impairment (losses), as well as realized gross gains (losses) on sales and disposals of fixed maturity securities AFS at December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020.
Contractholder-Directed Equity Securities and Fair Value Option Securities
The estimated fair value of these investments, which are primarily comprised of contractholder-directed investments supporting unit-linked variable annuity type liabilities (“Unit-linked investments”), was $9.7 billion and $12.1 billion, or 2.1% and 2.4% of cash and invested assets, at December 31, 2022 and 2021, respectively. See Notes 1, 8 and 10 of the Notes to the Consolidated Financial Statements for a description of this portfolio, investments by asset type, and the related cost or amortized cost, net unrealized gains (losses) and estimated fair value of these securities, the fair value hierarchy, rollforward of the fair value measurements for these investments measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs and net realized and net unrealized gains (losses) recognized in net investment income at December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020.
Securities Lending Transactions, Repurchase Agreements and Third-Party Custodian Administered Programs
We participate in securities lending transactions, repurchase agreements and third-party custodian administered programs with unaffiliated financial institutions in the normal course of business for the purpose of enhancing the total return on our investment portfolio.
Securities lending transactions and repurchase agreements: We account for these arrangements as secured borrowings and record a liability in the amount of the cash received. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the securities are returned to us. Through these arrangements, we were liable for cash collateral under our control of $15.2 billion and $24.4 billion at December 31, 2022 and 2021, respectively, including a portion that may require the immediate return of cash collateral we hold. See Notes 1 and 8 of the Notes to the Consolidated Financial Statements for further information about the secured borrowings accounting and the classification of revenues and expenses.

Third-party custodian administered programs: The estimated fair value of securities we own which are loaned in connection with these programs was $324 million and $273 million at December 31, 2022 and 2021, respectively. The estimated fair value of the related non-cash collateral on deposit with third-party custodians on our behalf, which is not reflected in our consolidated financial statements and cannot be sold or re-pledged, was $331 million and $282 million at December 31, 2022 and 2021, respectively.
Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Mortgage loans carried at amortized cost and the related ACL are summarized as follows at:

	December 31,
	2022				2021
Portfolio Segment	Amortized Cost	% of Total	ACL	ACL as % of Amortized Cost	Amortized Cost	% of Total	ACL	ACL as % of Amortized Cost
	(Dollars in millions)
Commercial	$52,502	62.3%	$218	0.4%	$50,553	63.3%	$340	0.7%
Agricultural	19,306	22.9	119	0.6%	18,111	22.7	88	0.5%
Residential	12,482	14.8	190	1.5%	11,196	14.0	206	1.8%
Total	$84,290	100.0%	$527	0.6%	$79,860	100.0%	$634	0.8%

The carrying value of all mortgage loans, net of ACL, was 18.5% and 15.4% of cash and invested assets at December 31, 2022 and 2021, respectively.
We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loans carried at amortized cost, 85% are collateralized by properties located in the U.S., with the remaining 15% collateralized by properties located primarily in Mexico, U.K and Australia at December 31, 2022. The carrying values of our commercial and agricultural mortgage loans carried at amortized cost located in California, New York and Texas were 16%, 9% and 7%, respectively, of total commercial and agricultural mortgage loans carried at amortized cost at December 31, 2022. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loans carried at amortized cost in a similar manner to reduce risk of concentration, with 91% collateralized by properties located in the U.S., and the remaining 9% collateralized by properties located primarily in Chile, at December 31, 2022. The carrying values of our residential mortgage loans carried at amortized cost located in California, Florida, and New York were 32%, 10%, and 8%, respectively, of total residential mortgage loans carried at amortized cost at December 31, 2022.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest mortgage loan portfolio segment. The tables below present the diversification across geographic regions and property types of commercial mortgage loans carried at amortized cost at:

	December 31,
	2022		2021
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Pacific	$9,628	18.3%	$9,676	19.1%
Non-U.S.	9,299	17.7	9,969	19.7
Middle Atlantic	7,574	14.4	7,537	14.9
South Atlantic	6,617	12.6	6,800	13.5
West South Central	3,721	7.1	3,492	6.9
New England	2,764	5.3	2,748	5.4
Mountain	2,284	4.4	1,993	4.0
East North Central	1,594	3.0	2,129	4.2
East South Central	620	1.2	759	1.5
West North Central	597	1.1	663	1.3
Multi-Region and Other	7,804	14.9	4,787	9.5
Total amortized cost	$52,502	100.0%	$50,553	100.0%
Less: ACL	218		340
Carrying value, net of ACL	$52,284		$50,213
Property Type
Office	$21,009	40.0%	$22,388	44.3%
Apartment	10,575	20.2	9,121	18.0
Retail	8,046	15.3	8,548	16.9
Industrial	5,607	10.7	5,096	10.1
Hotel	3,172	6.0	3,201	6.3
Other	4,093	7.8	2,199	4.4
Total amortized cost	$52,502	100.0%	$50,553	100.0%
Less: ACL	218		340
Carrying value, net of ACL	$52,284		$50,213

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
LTV ratios and DSCR are common measures in the assessment of the quality of commercial mortgage loans. LTV ratios are a common measure in the assessment of the quality of agricultural mortgage loans. LTV ratios compare the amount of the loan to the estimated fair value of the underlying collateral. An LTV ratio greater than 100% indicates that the loan amount is greater than the collateral value. An LTV ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the LTV ratio, the higher the risk of experiencing a credit loss. The DSCR compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the DSCR, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average LTV ratio was 57% and 56% at December 31, 2022 and 2021, respectively, and our average DSCR was 2.6x and 2.5x at December 31, 2022 and 2021, respectively. The DSCR and the values utilized in calculating the ratio are updated routinely. In addition, the LTV ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average LTV ratio was 47% and 49% at December 31, 2022 and 2021, respectively. The values utilized in calculating our agricultural mortgage loan LTV ratio are developed in connection with the ongoing review of our agricultural loan portfolio and are routinely updated.
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
Real Estate and Real Estate Joint Ventures
Our real estate investments are comprised of wholly-owned properties, and interests in both real estate joint ventures and real estate funds which invest in a wide variety of properties and property types, including single and multi-property projects, and broadly diversified across multiple property types and geographies.
The carrying value of our real estate investments was $13.1 billion and $12.2 billion, or 2.9% and 2.4% of cash and invested assets, at December 31, 2022 and 2021, respectively.
Our real estate investments are typically stabilized properties that we intend to hold for the longer-term for portfolio diversification and long-term appreciation. Our real estate investment portfolio had significantly appreciated to a $6.7 billion and $6.8 billion unrealized gain position at December 31, 2022 and 2021, respectively.
We continuously monitor and assess our real estate investments for impairment when facts and circumstances indicate that the real estate may be impaired. There were no impairments (losses) recognized on our real estate investments for either the year ended December 31, 2022 or 2021.

We diversify our real estate investments by property type, form of equity interest (wholly-owned, joint venture and funds) and geographic region to reduce risk of concentration. See Note 8 of the Notes to the Consolidated Financial Statements for a summary of our real estate investments, by income type, as well as income earned.
Property type diversification: Our real estate investments are categorized by property type as follows at:

	December 31,
	2022		2021
Property Type	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Office	$3,964	30.2%	$4,209	34.5%
Retail	1,329	10.1	1,105	9.0
Apartment	1,225	9.3	1,343	11.0
Land	901	6.9	1,008	8.3
Hotel	796	6.1	677	5.5
Industrial	356	2.7	421	3.4
Agriculture	5	—	18	0.2
Other	6	—	10	0.1
Wholly-owned and real estate joint ventures	$8,582	65.3%	$8,791	72.0%
Diversified property types and multi-property	1,042	7.9	937	7.6
Real estate funds	3,513	26.8	2,488	20.4
Total real estate and real estate joint ventures	$13,137	100.0%	$12,216	100.0%
Geographical diversification: Wholly-owned and real estate joint ventures totaled $8.6 billion at December 31, 2022, 66% of which were located in the U.S. and 34% of such properties were located outside the U.S., at December 31, 2022, at carrying value. The portion of these properties located in Japan, Washington, D.C. and Georgia were 31%, 8% and 8%, respectively, at December 31, 2022, at carrying value.
Other Limited Partnership Interests
Other limited partnership interests are comprised of investments in private funds, including private equity funds and hedge funds. At December 31, 2022 and 2021, the carrying value of other limited partnership interests was $14.4 billion and $14.6 billion, which included $414 million and $663 million of hedge funds, respectively. Other limited partnership interests were 3.2% and 2.8% of cash and invested assets at December 31, 2022 and 2021, respectively. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds.
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

Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	December 31,
	2022		2021
Asset Type	Carrying Value	% of Total	Carrying Value	% of Total
		(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$11,411	56.9%	$10,466	56.1%
Tax credit and renewable energy partnerships	1,318	6.6	1,564	8.4
Annuities funding structured settlement claims	1,238	6.2	1,251	6.7
Direct financing leases	1,195	6.0	1,143	6.1
Operating joint ventures	1,099	5.5	901	4.8
Leveraged leases	731	3.6	787	4.2
FHLBNY common stock	729	3.6	769	4.1
Funds withheld	359	1.8	525	2.8
Other	1,958	9.8	1,249	6.8
Total	$20,038	100%	$18,655	100%
Percentage of cash and invested assets	4.4%		3.6%
See Notes 1, 8 and 9 of the Notes to the Consolidated Financial Statements for information regarding freestanding derivatives with positive estimated fair values, tax credit and renewable energy partnerships, annuities funding structured settlement claims, direct financing and leveraged leases, operating joint ventures, FHLBNY common stock, and funds withheld, as well as gains (losses) on disposals of leveraged leases and renewable energy partnerships.
Investment Commitments
We enter into the following commitments in the normal course of business for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnerships, bank credit facilities, bridge loans and private corporate bond investments. See Note 21 of the Notes to the Consolidated Financial Statements for the amount of our unfunded investment commitments at December 31, 2022 and 2021. See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 8 of the Notes to the Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments and the liability for credit loss for unfunded mortgage loan commitments. See also “— Fixed Maturity Securities AFS and Equity Securities,” “— Mortgage Loans,” “— Real Estate and Real Estate Joint Ventures” and “— Other Limited Partnership Interests.”

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
•Information about the primary underlying risk exposure, gross notional amount, and estimated fair value of our derivatives by type of hedge designation, excluding embedded derivatives held at December 31, 2022 and 2021.
•The statement of operations effects of derivatives in net investments in foreign operations, cash flow, fair value, or nonqualifying hedge relationships for the years ended December 31, 2022, 2021 and 2020.
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
Derivatives categorized as Level 3 at December 31, 2022 include: interest rate forwards with maturities which extend beyond the observable portion of the yield curve; foreign currency swaps and forwards with certain unobservable inputs, including the unobservable portion of the yield curve; and credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations. At December 31, 2022, 1% of the estimated fair value of our derivatives was priced through independent broker quotations.
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
Credit Derivatives
The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	December 31,
	2022		2021
Credit Default Swaps	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Purchased	$2,925	$(61)	$3,042	$(100)
Written	11,512	105	8,626	165
Total	$14,437	$44	$11,668	$65
The following table presents the gross gains, gross losses and net gains (losses) recognized in net derivative gains (losses) for credit default swaps as follows:

	Years Ended December 31,
	2022			2021
Credit Default Swaps	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)
	(In millions)
Purchased (1)	$78	$(3)	$75	$18	$(9)	$9
Written (1)	62	(154)	(92)	52	(11)	41
Total	$140	$(157)	$(17)	$70	$(20)	$50
__________________
(1)Gains (losses) do not include earned income (expense) on credit default swaps.
The unfavorable change in net gains (losses) on written credit default swaps was $133 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021 due to certain credit spreads on certain credit default swaps used as replications widening in the current period and narrowing in the prior period. The favorable change in net gains(losses) on purchased credit default swaps of $66 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021 due to certain credit spreads on certain credit default swaps widening in the current period as compared to narrowing in the prior period.
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

Collateral for Derivatives
We enter into derivatives to manage various risks relating to our ongoing business operations. We receive non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which is not reflected on our consolidated balance sheets. The amounts of this non-cash collateral were $1.7 billion and $1.1 billion at estimated fair value, at December 31, 2022 and 2021, respectively. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” and Note 9 of the Notes to the Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
Embedded Derivatives
See Notes 9 and 10 of the Notes to the Consolidated Financial Statements for information about embedded derivatives.
See “— Summary of Critical Accounting Estimates — Derivatives” for further information on the estimates and assumptions that affect embedded derivatives.
Policyholder Liabilities
We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet policy obligations or to provide for future annuity payments. Amounts for actuarial liabilities are computed and reported on the consolidated financial statements in conformity with GAAP. For more details on Policyholder Liabilities, see “ — Summary of Critical Accounting Estimates.”
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
The following discussions on future policy benefits and policyholder account balances should be read in conjunction with “— Industry Trends — Impact of Market Interest Rates,” “— Variable Annuity Guarantees” and “— Liquidity and Capital Resources — The Company — Liquidity and Capital Sources — Global Funding Sources — Policyholder Account Balances.” See also Notes 1 and 4 of the Notes to the Consolidated Financial Statements for additional information.
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Group Benefits:

	December 31, 2022
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$5,571	$5,393
Equal to or greater than 2% but less than 4%	$1,496	$1,453
Equal to or greater than 4%	$817	$786

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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for RIS:

	December 31, 2022
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$1,295	$—
Equal to or greater than 2% but less than 4%	$771	$232
Equal to or greater than 4%	$4,627	$4,439
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Asia:

	December 31, 2022
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Annuities
Greater than 0% but less than 2%	$32,646	$1,679
Equal to or greater than 2% but less than 4%	$900	$394
Equal to or greater than 4%	$1	$1
Life & Other
Greater than 0% but less than 2%	$12,122	$11,383
Equal to or greater than 2% but less than 4%	$34,725	$21,184
Equal to or greater than 4%	$265	$265
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for the MetLife Holdings segment:

	December 31, 2022
Guaranteed Minimum Crediting Rate	Account Value	Account Value at Guarantee
	(In millions)
Greater than 0% but less than 2%	$1,028	$1,001
Equal to or greater than 2% but less than 4%	$16,507	$14,418
Equal to or greater than 4%	$7,111	$6,512
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
The table below presents the carrying value for guarantees at:

	Future Policy Benefits		Policyholder Account Balances
	December 31,		December 31,
	2022	2021	2022	2021
	(In millions)
Asia
GMDB	$5	$4	$—	$—
GMAB	—	—	11	14
GMWB	29	32	56	107
EMEA
GMDB	2	3	—	—
GMAB	—	—	4	6
GMWB	12	19	(49)	(58)
MetLife Holdings
GMDB	737	561	—	—
GMIB	828	1,029	407	180
GMAB	—	—	(1)	—
GMWB	207	174	133	173
Total	$1,820	$1,822	$561	$422
The carrying amounts for guarantees included in policyholder account balances above include nonperformance risk adjustments of $138 million and $120 million at December 31, 2022 and 2021, respectively. These nonperformance risk adjustments represent the impact of including a credit spread when discounting the underlying risk-neutral cash flows to determine the estimated fair values. The nonperformance risk adjustment does not have an economic impact on us as it cannot be monetized given the nature of these policyholder liabilities. The change in valuation arising from the nonperformance risk adjustment is not hedged.
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
GMDBs
We offer a range of GMDBs to our contractholders. The table below presents GMDBs, by benefit type, at December 31, 2022:

	Total Account Value (1)
	Asia & EMEA	MetLife Holdings
	(In millions)
Return of premium or five to seven year step-up	$5,469	$34,655
Annual step-up	—	2,299
Roll-up and step-up combination	—	3,853
Total	$5,469	$40,807
__________________
(1)Total account value excludes $517 million for contracts with no GMDBs. The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed for GMDBs and for living benefit guarantees are not mutually exclusive.
Based on total account value, less than 17% of our GMDBs included enhanced death benefits such as the annual step-up or roll-up and step-up combination products at December 31, 2022.
Living Benefit Guarantees
The table below presents our living benefit guarantees based on total account values at December 31, 2022:

	Total Account Value (1)
	Asia & EMEA	MetLife Holdings
	(In millions)
GMIB	$—	$14,516
GMWB - non-life contingent (2)	677	1,417
GMWB - life-contingent	2,112	6,085
GMAB	1,064	98
Total	$3,853	$22,116
__________________
(1)Total account value excludes $20.8 billion for contracts with no living benefit guarantees. The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed for GMDBs and for living benefit guarantee amounts are not mutually exclusive.
(2)The Asia and EMEA segments include the non-life contingent portion of the GMWB total account value of $677 million with a guarantee at annuitization.
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

The table below presents our GMIB associated total account values, by their guaranteed payout basis, at December 31, 2022:

Total Account Value
(In millions)
7-year setback, 2.5% interest rate	$4,444
7-year setback, 1.5% interest rate	911
10-year setback, 1.5% interest rate	2,943
10-year mortality projection, 10-year setback, 1.0% interest rate	5,277
10-year mortality projection, 10-year setback, 0.5% interest rate	941
$14,516
The annuitization interest rates on GMIBs have been decreased from 2.5% to 0.5% over time, partially in response to the low interest rate environment, in effect at the time the GMIBs were sold, accompanied by an increase in the setback period from seven years to 10 years and the introduction of a 10-year mortality projection.
Additionally, 33% of the $14.5 billion of GMIB total account value has been invested in managed volatility funds as of December 31, 2022. These funds seek to manage volatility by adjusting the fund holdings within certain guidelines based on capital market movements. Such activity reduces the overall risk of the underlying funds while maintaining their growth opportunities. These risk mitigation techniques reduce or eliminate the need for us to manage the funds’ volatility through hedging or reinsurance.
Our GMIB products typically have a waiting period of 10 years to be eligible for annuitization. As of December 31, 2022, only 49% of our contracts with GMIBs were eligible for annuitization. The remaining contracts are not eligible for annuitization for an average of three years.
Once eligible for annuitization, contractholders would be expected to annuitize only if their contracts were in-the-money. We calculate in-the-moneyness with respect to GMIBs consistent with net amount at risk as discussed in Note 4 of the Notes to the Consolidated Financial Statements, by comparing the contractholders’ income benefits based on total account values and current annuity rates versus the guaranteed income benefits. The net amount at risk was $433 million at December 31, 2022, of which $371 million was related to GMIBs. For those contracts with GMIB, the table below presents details of contracts that are in-the-money and out-of-the-money at December 31, 2022:

	In-the-Moneyness	Total Account Value	% of Total
		(In millions)
In-the-money	30% or greater	$351	3%
	20% to less than 30%	193	1%
	10% to less than 20%	359	3%
	0% to less than 10%	735	5%
		1,638
Out-of-the-money	-10% to 0%	1,647	11%
	-20% to less than -10%	3,378	23%
	Greater than -20%	7,853	54%
		12,878
Total GMIBs		$14,516

Derivatives Hedging Variable Annuity Guarantees
Our risk mitigating hedging strategy uses various OTC and exchange traded derivatives. The table below presents the gross notional amount, estimated fair value and primary underlying risk exposure of the derivatives hedging our variable annuity guarantees:

		December 31,
		2022			2021
Primary Underlying Risk Exposure		Gross Notional	Estimated Fair Value		Gross Notional	Estimated Fair Value
	Instrument Type	Amount	Assets	Liabilities	Amount	Assets	Liabilities
		(In millions)
Interest rate	Interest rate swaps	$7,938	$34	$763	$8,663	$52	$75
	Interest rate futures	1,110	2	1	1,087	3	—
	Interest rate options	50	5	—	100	1	—
Foreign currency exchange rate	Foreign currency forwards	887	26	2	1,149	4	13
Equity market	Equity futures	2,508	7	3	3,641	11	5
	Equity index options	3,621	213	265	4,161	513	362
	Equity variance swaps	163	4	1	699	17	13
	Equity total return swaps	2,537	9	112	2,763	11	44
	Total	$18,814	$300	$1,147	$22,263	$612	$512
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
Liquidity and Capital Resources
Overview
Our business and results of operations are materially affected by conditions in the global financial markets and the economy generally due to our market presence in numerous countries, large investment portfolio and the sensitivity of our insurance liabilities and derivatives to changing market factors. Changing conditions in the global financial markets and the economy may affect our financing costs and market interest for our debt or equity securities. For further information regarding market factors that could affect our ability to meet liquidity and capital needs, see “— Industry Trends” and “— Investments — Current Environment.”
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

Short-term Liquidity
We maintain a substantial short-term liquidity position, which was $16.4 billion and $12.4 billion at December 31, 2022 and 2021, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed, including amounts received in connection with securities lending, repurchase agreements, derivatives, and secured borrowings, as well as amounts held in the closed block.
Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets, which was $180.4 billion and $223.0 billion at December 31, 2022 and 2021, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, repurchase agreements, derivatives, regulatory deposits, the collateral financing arrangement, funding agreements and secured borrowings, as well as amounts held in the closed block.
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
Affiliated Captive Reinsurance Transactions
MLIC cedes specific policy classes, including term and universal life insurance, participating whole life insurance, group life insurance and other business to various wholly-owned captive reinsurers. The reinsurance activities among these affiliated companies are eliminated within our consolidated results of operations. The statutory reserves of such affiliated captive reinsurers are supported by a combination of funds withheld assets, investment assets and letters of credit issued by unaffiliated financial institutions. MetLife, Inc. has entered into various support agreements in connection with the activities of these captive reinsurers. See Note 5 of the Notes to the MetLife, Inc. (Parent Company Only) Condensed Financial Information included in Schedule II of the Financial Statement Schedules for further details on certain of these support arrangements. MLIC has entered into reinsurance agreements with affiliated captive reinsurers for risk and capital management purposes, as well as to manage statutory reserve requirements related to universal life and term life insurance policies and other business.
The NYDFS continues to have a moratorium on new reserve financing transactions involving captive insurers. We are not aware of any states other than New York implementing such a moratorium. While such a moratorium would not impact our existing reinsurance agreements with captive reinsurers, a moratorium placed on the use of captives for new reserve financing transactions could impact our ability to write certain products and/or impact our RBC ratios and ability to deploy excess capital in the future. This could result in our need to increase prices, modify product features or limit the availability of those products to our customers. While this affects insurers across the industry, it could adversely impact our competitive position and our results of operations in the future. We continue to evaluate product modifications, pricing structure and alternative means of managing risks, capital and statutory reserves and we expect the discontinued use of captive reinsurance on new reserve financing transactions would not have a material impact on our future consolidated financial results. See Note 6 of the Notes to the Consolidated Financial Statements for further information on our reinsurance activities.
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

	Years Ended December 31,
	2022	2021
	(In millions)
Sources:
Operating activities, net	$13,204	$12,596
Net change in policyholder account balances	5,150	3,827
Net change in payables for collateral under securities loaned and other transactions	—	1,883
Long-term debt issued	1,013	29
Financing element on certain derivative instruments and other derivative related transactions, net	—	270
Other, net	—	22
Total sources	19,367	18,627
Uses:
Investing activities, net	2,620	11,187
Net change in payables for collateral under securities loaned and other transactions	10,730	—
Cash paid for other transactions with tenors greater than three months	—	100
Long-term debt repaid	85	582
Collateral financing arrangement repaid	50	79
Financing element on certain derivative instruments and other derivative related transactions, net	61	—
Treasury stock acquired in connection with share repurchases	3,326	4,303
Redemption of preferred stock	—	494
Preferred stock redemption premium	—	6
Dividends on preferred stock	185	195
Dividends on common stock	1,598	1,647
Other, net	236	—
Effect of change in foreign currency exchange rates on cash and cash equivalents	397	478
Total uses	19,288	19,071
Net increase (decrease) in cash and cash equivalents	$79	$(444)
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
Preferred Stock
See Note 16 of the Notes to the Consolidated Financial Statements.
Common Stock
See Note 16 of the Notes to the Consolidated Financial Statements.
Commercial Paper, Reported in Short-term Debt
MetLife, Inc. and MetLife Funding each have a commercial paper program that is supported by our Credit Facility (see “— Credit and Committed Facilities”). MetLife Funding raises cash from its commercial paper program and uses the proceeds to extend loans through MetLife Credit Corp., another subsidiary of MLIC, to affiliates in order to enhance the financial flexibility and liquidity of these companies.
Policyholder Account Balances
See Notes 1 and 4 of the Notes to the Consolidated Financial Statements for a description of the components of policyholder account balances. See “— Liquidity and Capital Uses — Insurance Liabilities” regarding the source and uncertainties associated with the estimation of the contractual obligations related to future policy benefits and policyholder account balances.
The sum of the estimated cash flows of $258.3 billion ($30.5 billion of which are estimated to occur in one year or less) exceeds the liability amount of $203.1 billion included on the consolidated balance sheet principally due to (i) the time value of money, which accounts for a substantial portion of the difference; (ii) differences in assumptions, between the date the liabilities were initially established and the current date; and (iii) liabilities related to accounting conventions, or which are not contractually due, which are excluded.
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
FHLBNY Funding Agreements, Reported in Policyholder Account Balances
Certain of our U.S. insurance subsidiaries are members of FHLBNY. For the years ended December 31, 2022 and 2021, we issued $29.9 billion and $34.0 billion, respectively, and repaid $30.8 billion and $34.5 billion, respectively, of funding agreements with FHLBNY. At December 31, 2022 and 2021, total obligations outstanding under these funding agreements were $14.9 billion and $15.8 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements.

Special Purpose Entity Funding Agreements, Reported in Policyholder Account Balances
We issue fixed and floating rate funding agreements which are denominated in either U.S. dollars or foreign currencies, to certain unconsolidated special purpose entities that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. For the years ended December 31, 2022 and 2021, we issued $48.5 billion and $40.8 billion, respectively, and repaid $47.4 billion and $41.2 billion, respectively, under such funding agreements. At December 31, 2022 and 2021, total obligations outstanding under these funding agreements were $40.7 billion and $39.5 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements.
Federal Agricultural Mortgage Corporation Funding Agreements, Reported in Policyholder Account Balances
We have issued funding agreements to a subsidiary of Farmer Mac which are secured by a pledge of certain eligible agricultural mortgage loans. For the years ended December 31, 2022 and 2021, we issued $625 million and $425 million, respectively, and repaid $625 million and $750 million, respectively, under such funding agreements. At both December 31, 2022 and 2021, total obligations outstanding under these funding agreements were $2.1 billion. See Note 4 of the Notes to the Consolidated Financial Statements.
Debt Issuances
See Notes 13 and 22 of the Notes to the Consolidated Financial Statements for information on senior notes issued by MetLife, Inc.
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
Outstanding Debt Under Global Funding Sources
The following table summarizes our outstanding debt at:

	December 31,
	2022	2021
	(In millions)
Short-term debt (1)	$175	$341
Long-term debt (2)	$14,647	$13,933
Collateral financing arrangement	$716	$766
Junior subordinated debt securities	$3,158	$3,156
__________________
(1)Includes $76 million and $241 million of short-term debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at December 31, 2022 and 2021, respectively. Certain subsidiaries have pledged assets to secure this debt.
(2)Includes $447 million and $482 million of long-term debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at December 31, 2022 and 2021, respectively. Certain investment subsidiaries have pledged assets to secure this debt.
Debt and Facility Covenants
Certain of our debt instruments and committed facilities, as well as our Credit Facility, contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all applicable financial covenants at December 31, 2022.
Dispositions
See “— Acquisitions and Dispositions” and Note 3 of the Notes to the Consolidated Financial Statements for information on the Company’s business dispositions.

Liquidity and Capital Uses
In addition to the general description of liquidity and capital uses in “— Summary of the Company’s Primary Sources and Uses of Liquidity and Capital” the Company’s primary uses of liquidity and capital are set forth below.
Preferred Stock Redemption
See Note 16 of the Notes to the Consolidated Financial Statements for information on the redemption of Series C preferred stock.
Common Stock Repurchases
See Note 16 of the Notes to the Consolidated Financial Statements for information relating to authorizations by the Board of Directors to repurchase MetLife, Inc. common stock, amounts of common stock repurchased pursuant to such authorizations for the years ended December 31, 2022 and 2021, and the amount remaining under such authorizations at December 31, 2022.
Common stock repurchases are subject to the discretion of our Board of Directors and will depend upon our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value, applicable regulatory approvals, and other legal and accounting factors. Restrictions on the payment of dividends that may arise under so-called “Dividend Stopper” provisions would also restrict MetLife, Inc.’s ability to repurchase common stock. See “— Dividends” for information on these restrictions. See also “Risk Factors — Capital Risks — We May Not be Able to Pay Dividends or Repurchase Our Stock Due to Legal and Regulatory Restrictions or Cash Buffer Needs.”
Dividends
For the years ended December 31, 2022 and 2021, MetLife, Inc. paid dividends on its preferred stock of $185 million and $195 million, respectively. For both the years ended December 31, 2022 and 2021, MetLife, Inc. paid dividends on its common stock of $1.6 billion.
The declaration and payment of common stock dividends are subject to the discretion of our Board of Directors, and will depend on MetLife, Inc.’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries and other factors deemed relevant by the Board.
See Note 16 of the Notes to the Consolidated Financial Statements for additional information, including the calculation and timing of these dividend payments.
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
A “Trigger Event” would occur if:
•the RBC ratio of MetLife’s largest U.S. insurance subsidiaries in the aggregate (as defined in the applicable instrument) were to be less than 175% of the company action level based on the subsidiaries’ prior year annual financial statements filed (generally around March 1) with state insurance commissioners; or
•at the end of a quarter (“Final Quarter End Test Date”), consolidated GAAP net income for the four-quarter period ending two quarters before such quarter-end (the “Preliminary Quarter End Test Date”) is zero or a negative amount and the consolidated GAAP stockholders’ equity, minus AOCI, (the “adjusted stockholders’ equity amount”), as of the Final Quarter End Test Date and the Preliminary Quarter End Test Date, declined by 10% or more from its level 10 quarters before the Final Quarter End Test Date (the “Benchmark Quarter End Test Date”).

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
Debt Repayments
For the years ended December 31, 2022 and 2021, following regulatory approval, MetLife Reinsurance Company of Charleston, a wholly-owned subsidiary of MetLife, Inc., repurchased and canceled $50 million and $79 million, respectively, in aggregate principal amount of its surplus notes, which were reported in collateral financing arrangement on the consolidated balance sheets. See Notes 13 and 14 of the Notes to the Consolidated Financial Statements for further information on long-term and short-term debt and the collateral financing arrangement, respectively.
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
See Notes 13 and 22 of the Notes to the Consolidated Financial Statements for information on the redemption and cancellation of senior notes.
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
Insurance Liabilities
Insurance liabilities include future policy benefits, other policy-related balances, policyholder dividends payable and the policyholder dividend obligation, which are all reported on the consolidated balance sheet and are more fully described in Notes 1 and 4 of the Notes to the Consolidated Financial Statements. The sum of the estimated cash flows of $360.8 billion ($21.2 billion of which are estimated to occur in one year or less) exceeds the liability amounts of $224.3 billion included on the consolidated balance sheet principally due to (i) the time value of money, which accounts for a substantial portion of the difference; (ii) differences in assumptions, most significantly mortality, between the date the liabilities were initially established and the current date; and (iii) liabilities related to accounting conventions, or which are not contractually due, which are excluded.

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
For the majority of our insurance operations, estimated contractual obligations for future policy benefits and policyholder account balances are derived from the annual asset adequacy analysis used to develop actuarial opinions of statutory reserve adequacy for state regulatory purposes. These cash flows are materially representative of the cash flows under GAAP. See “— Liquidity and Capital Sources — Global Funding Sources — Policyholder Account Balances.”
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the MetLife Holdings segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. For the years ended December 31, 2022 and 2021, general account surrenders and withdrawals from annuity products were $1.5 billion and $1.4 billion, respectively. In the RIS business within the U.S. segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the RIS business products that provide customers with limited rights to accelerate payments, at December 31, 2022, there were funding agreements totaling $127 million that could be put back to the Company.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At December 31, 2022 and 2021, we had received pledged cash collateral from counterparties of $5.7 billion and $7.5 billion, respectively. At December 31, 2022 and 2021, we had pledged cash collateral to counterparties of $423 million and $142 million, respectively. See Note 9 of the Notes to the Consolidated Financial Statements for additional information about collateral pledged to us, collateral we pledge and derivatives subject to credit contingent provisions.
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

Acquisitions
See “— Acquisitions and Dispositions” and Note 3 of the Notes to the Consolidated Financial Statements for information on the Company’s business acquisitions.
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
Liquid Assets
At both December 31, 2022 and 2021, MetLife holding companies had $5.4 billion in liquid assets. Of these amounts, $4.5 billion and $4.2 billion were held by MetLife, Inc. and $909 million and $1.2 billion were held by other MetLife holding companies at December 31, 2022 and 2021, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with derivatives and a collateral financing arrangement.
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

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Sources and Uses of Liquid Assets	Sources and Uses of Liquid Assets Included in Free Cash Flow	Sources and Uses of Liquid Assets	Sources and Uses of Liquid Assets Included in Free Cash Flow
	(In millions)
MetLife, Inc. (Parent Company Only)
Sources:
Dividends and returns of capital from subsidiaries (1)	$5,176	$5,176	$4,837	$4,837
Long-term debt issued (2)	1,000	1,000	—	—
Other, net (3), (4)	92	44	3,865	(156)
Total sources	6,268	6,220	8,702	4,681
Uses:
Capital contributions to subsidiaries	5	5	88	88
Long-term debt repaid — unaffiliated	—	—	500	—
Interest paid on debt and financing arrangements — unaffiliated	764	764	795	795
Dividends on common stock	1,598	—	1,647	—
Treasury stock acquired in connection with share repurchases	3,326	—	4,303	—
Dividends on preferred stock	185	185	195	195
Issuances of and (repayments on) loans to subsidiaries and related interest, net (5)	94	94	92	92
Redemption of preferred stock and preferred stock redemption premium	—	—	500	—
Total uses	5,972	1,048	8,120	1,170
Net increase (decrease) in liquid assets, MetLife, Inc. (Parent Company Only)	296		582
Liquid assets, beginning of year	4,177		3,595
Liquid assets, end of year	$4,473		$4,177
Free Cash Flow, MetLife, Inc. (Parent Company Only)		5,172		3,511
Net cash provided by operating activities, MetLife, Inc. (Parent Company Only)	$4,428		$3,757

Other MetLife Holding Companies
Sources:
Dividends and returns of capital from subsidiaries	$1,410	$1,410	$2,077	$2,077
Total sources	1,410	1,410	2,077	2,077
Uses:
Capital contributions to subsidiaries	87	87	24	24
Repayments on and (issuance of) loans to subsidiaries and affiliates and related interest, net	5	5	9	9
Dividends and returns of capital to MetLife, Inc.	1,434	1,434	1,300	1,300
Other, net	212	390	379	420
Total uses	1,738	1,916	1,712	1,753
Net increase (decrease) in liquid assets, Other MetLife Holding Companies	(328)		365
Liquid assets, beginning of year	1,238		873
Liquid assets, end of year	$910		$1,238
Free Cash Flow, Other MetLife Holding Companies		(506)		324
Net increase (decrease) in liquid assets, All Holding Companies	$(32)		$947
Free Cash Flow, All Holding Companies (6)		$4,666		$3,835
__________________
(1)Dividends and returns of capital to MetLife, Inc. included $3.8 billion and $3.5 billion from operating subsidiaries and $1.4 billion and $1.3 billion from other MetLife holding companies for the years ended December 31, 2022 and 2021, respectively.

(2)Included in free cash flow is the portion of long-term debt issued that represents incremental debt to be at or below target leverage ratios.
(3)Other, net includes $129 million and ($18) million of net receipts (payments) by MetLife, Inc. to and from subsidiaries under a tax sharing agreement and tax payments to tax agencies for the years ended December 31, 2022 and 2021, respectively.
(4)Also, included in other, net is $0 and $3.9 billion from sales of businesses for the years ended December 31, 2022 and 2021, respectively.
(5)See MetLife, Inc. (Parent Company Only) Condensed Statements of Cash Flows included in Schedule II of the Financial Statement Schedules for information regarding the source of liquid assets from receipts on loans to subsidiaries (excluding interest) and the use of liquid assets related to the issuances of loans to subsidiaries (excluding interest).
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
The table below sets forth the dividends permitted to be paid by MetLife, Inc.’s primary U.S. insurance subsidiaries without insurance regulatory approval and the actual dividends paid:

	2023	2022		2021
Company	Permitted Without Approval (1)	Paid (2)	Permitted Without Approval (1)	Paid (2)		Permitted Without Approval (1)
	(In millions)
Metropolitan Life Insurance Company	$2,471	$3,539	$3,539	$3,393		$3,393
American Life Insurance Company	$499	$1,289	$554	$1,135		$800
Metropolitan Property and Casualty Insurance Company	N/A	N/A	N/A	$35	(3)	$222
Metropolitan Tower Life Insurance Company	$189	$—	$163	$—		$82
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
(3)Consists of the stock of a subsidiary paid to MetLife, Inc. See Note 3 of the Notes to the Consolidated Financial Statements for information on the Company’s business dispositions.
In addition to the amounts presented in the table above, for the years ended December 31, 2022 and 2021, MetLife, Inc. also received from certain other subsidiaries cash dividends of $340 million and $302 million, respectively, as well as cash returns of capital of $8 million and $13 million, respectively.
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

Credit and Committed Facilities
See Note 13 of the Notes to the Consolidated Financial Statements for further information regarding the Company’s Credit Facility and certain committed facilities.
Long-term Debt Outstanding
The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	December 31,
	2022	2021
	(In millions)
Long-term debt — unaffiliated	$13,588	$12,814
Long-term debt — affiliated (1), (2)	$1,676	$1,884
Junior subordinated debt securities	$2,465	$2,463
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
Debt and Facility Covenants
Certain of MetLife, Inc.’s debt instruments and committed facilities, as well as its Credit Facility, contain various administrative, reporting, legal and financial covenants. MetLife, Inc. believes it was in compliance with all applicable financial covenants at December 31, 2022.
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
Affiliated Capital and Debt Transactions
For the years ended December 31, 2022 and 2021, excluding acquisitions, MetLife, Inc. invested a net amount of $14 million and $111 million, respectively, in various subsidiaries.
MetLife, Inc. lends funds, as necessary, through credit agreements or otherwise to its subsidiaries and affiliates, some of which are regulated, to meet their capital requirements or to provide liquidity. MetLife, Inc. had loans to subsidiaries outstanding of $95 million and $35 million at December 31, 2022 and 2021, respectively.
Debt Repayments
For information on MetLife, Inc.’s debt repayments, see “— The Company — Liquidity and Capital Uses — Debt Repayments.” MetLife, Inc. intends to repay, redeem or refinance, in whole or in part, all the debt that is due in 2023.

Maturities of Senior Notes
The following table summarizes MetLife, Inc.’s outstanding senior notes by year of maturity, excluding any premium or discount and unamortized issuance costs, at December 31, 2022:

Year of Maturity	Principal	Interest Rate
	(In millions)
Unaffiliated:
2023	$1,000	4.37%
2024	$1,000	3.60%
2024	$421	5.38%
2025	$500	3.00%
2025	$500	3.60%
2026	$191	0.50%
2029 - 2052	$10,059	Ranging from 0.77% to 6.50%
Affiliated:
2023	$283	1.60%
2025	$250	6.56%
2026	$121	1.64%
2026	$104	1.61%
2026	$93	1.59%
2028 - 2031	$825	Ranging from 1.72% to 1.85%

See Note 22 of the Notes to the Consolidated Financial Statements for information on the redemption and cancellation of senior notes subsequent to December 31, 2022.
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
•Return on MetLife, Inc.’s common stockholders’ equity: net income (loss) available to MetLife, Inc.’s common shareholders divided by MetLife, Inc.’s average common stockholders’ equity.
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

•The Company uses a measure of free cash flow to facilitate an understanding of its ability to generate cash for reinvestment into its businesses or use in non-mandatory capital actions. The Company defines free cash flow as the sum of cash available at MetLife’s holding companies from dividends from operating subsidiaries, expenses and other net flows of the holding companies (including capital contributions to subsidiaries), and net contributions from debt to be at or below target leverage ratios. This measure of free cash flow is prior to capital actions, such as common stock dividends and repurchases, debt reduction and mergers and acquisitions. Free cash flow should not be viewed as a substitute for net cash provided by (used in) operating activities calculated in accordance with GAAP. The free cash flow ratio is typically expressed as a percentage of annual adjusted earnings available to common shareholders. A reconciliation of net cash provided by operating activities of MetLife, Inc. (parent company only) to free cash flow of all holding companies for the years ended December 31, 2022 and 2021 is provided below.

Reconciliation of Net Cash Provided by Operating Activities of MetLife, Inc. to Free Cash Flow of All Holding Companies	Years Ended December 31,
	2022	2021
	(In millions, except ratios)
MetLife, Inc. (parent company only) net cash provided by operating activities	$4,428	$3,757
Adjustments from net cash provided by operating activities to free cash flow:
Add: Incremental debt to be at or below target leverage ratios	1,000	—
Add: Capital contributions to subsidiaries	(5)	(88)
Add: Returns of capital from subsidiaries	8	7
Add: Repayments on and (issuances of) loans to subsidiaries, net	(60)	(35)
Add: Investment portfolio and derivatives changes and other, net	(199)	(130)
MetLife, Inc. (parent company only) free cash flow	5,172	3,511
Other MetLife, Inc. holding companies:
Add: Dividends and returns of capital from subsidiaries	1,410	2,077
Add: Capital contributions to subsidiaries	(87)	(24)
Add: Repayments on and (issuances of) loans to subsidiaries, net	(5)	(9)
Add: Other expenses	(656)	(613)
Add: Dividends and returns of capital to MetLife, Inc.	(1,434)	(1,300)
Add: Investment portfolio and derivative changes and other, net	266	193
Total other MetLife, Inc. holding companies free cash flow	(506)	324
Free cash flow of all holding companies	$4,666	$3,835

Ratio of net cash provided by operating activities to consolidated net income (loss) available to MetLife, Inc.’s common shareholders:
MetLife, Inc. (parent company only) net cash provided by operating activities	$4,428	$3,757
Consolidated net income (loss) available to MetLife, Inc.’s common shareholders	$2,354	$6,353
Ratio of net cash provided by operating activities (parent company only) to consolidated net income (loss) available to MetLife, Inc.'s common shareholders (1)	188%	59%
Ratio of free cash flow to adjusted earnings available to common shareholders:
Free cash flow of all holding companies (2)	$4,666	$3,835
Consolidated adjusted earnings available to common shareholders (2)	$5,545	$7,954
Ratio of free cash flow of all holding companies to consolidated adjusted earnings available to common shareholders (2)	84%	48%
__________________
(1)Including the free cash flow of other MetLife, Inc. holding companies of ($506) million and $324 million for the years ended December 31, 2022 and 2021, respectively, in the numerator of the ratio, this ratio, as adjusted, would be 167% and 64%, respectively.
(2)i) Consolidated adjusted earnings available to common shareholders for the year ended December 31, 2022, was positively impacted by notable items related to the actuarial assumption review and other insurance adjustments of $111 million, net of income tax. Excluding these notable items from the denominator of the ratio, the adjusted free cash flow ratio for 2022, would be 86%.

ii) Consolidated adjusted earnings available to common shareholders for the year ended December 31, 2021, was positively impacted by notable items related to tax adjustments of $140 million, net of income tax, and litigation reserves and settlement costs of $66 million, net of income tax, offset by the actuarial assumption review and other insurance adjustments of $140 million, net of income tax. Excluding these notable items from the denominator of the ratio, the adjusted free cash flow ratio for 2021, would be 49%.
Risk Management
We have an integrated process for managing risk, that is supported by a Risk Appetite Statement approved by the Board of Directors. Risk management is overseen and conducted through multiple Board and senior management risk committees (financial and non-financial). The risk committees are established at the enterprise, regional and local levels, as needed, to oversee capital and risk positions, approve ALM strategies and limits, and establish certain corporate risk standards and policies. The risk committees are comprised of senior leaders from the lines of business and corporate functions which ensures comprehensive coverage and sharing of risk reporting. The ERC is responsible for reviewing all material risks impacting the enterprise and deciding on actions, if necessary, in the event risks exceed desired tolerances, taking into consideration industry best practices and the current environment to resolve or mitigate those risks.
Three Lines of Defense
MetLife operates under the “Three Lines of Defense” model. Under this model, the lines of business and corporate functions are the first and primary line of defense in identifying, measuring, monitoring, managing, and reporting risks. Global Risk Management forms the second line of defense providing strategic advisory services and effective challenge and oversight to the business and corporate functions in the first line of defense. Internal Audit serves as the third line of defense, providing independent assurance and testing over the risk and control environment and related processes and controls.
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
•integrating climate risk into MetLife’s risk management framework and developing impact assessment capabilities; and
•reporting to (i) the Finance and Risk Committee of the Board of Directors; (ii) the Compensation Committee of the Board of Directors; and (iii) the financial and non-financial senior management committees on various aspects of risk.

Key Risk Types
MetLife has defined each material risk to which it is exposed and has established individual frameworks to monitor, manage and report on the respective risk.
•Market Risk: is the risk of loss due to potential changes in the value of assets and liabilities arising from fluctuations in financial market, real estate, and other economic factors. Market risk is comprised of interest rate risk, equity risk, foreign currency exchange rate risk, spread risk and inflation risk.
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
Economic Capital
Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital can be deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in our business. Our economic capital model, coupled with considerations of local capital requirements, aligns segment allocated equity with emerging standards and consistent risk principles. The model applies statistics-based risk evaluation principles to the material risks to which the company is exposed. These consistent risk principles include calibrating required economic capital shock factors to a specific confidence level and time horizon while applying an industry standard method for the inclusion of diversification benefits among risk types. MetLife’s management is responsible for the ongoing production and enhancement of the economic capital model and reviews its approach periodically to ensure that it remains consistent with emerging industry practice standards. For further information, see “Financial Measures and Segment Accounting Policies” in Note 2 of the Notes to the Consolidated Financial Statements.
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
We establish portfolio guidelines that define ranges and limits related to asset allocation, interest rate risk, liquidity, concentration and other risks for each major business segment, legal entity or insurance product group. These guidelines support implementation of investment strategies used to adequately fund our liabilities within acceptable levels of risk. We also establish hedging programs and associated investment portfolios for different blocks of business. The ALM Working Groups monitor these strategies and programs through regular review of portfolio metrics, such as effective duration, yield curve sensitivity, convexity, value at risk, market sensitivities (to interest rates, equity market levels, equity volatility, foreign currency exchange rates and inflation), stress scenario payoffs, liquidity, asset sector concentration and credit quality.

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
Subsequent Events
See “— Acquisitions and Dispositions” and Note 22 of the Notes to the Consolidated Financial Statements.

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
Interest Rates
Our exposure to interest rate changes results most significantly from our holdings of fixed maturity securities AFS, mortgage loans and derivatives, as well as our interest rate sensitive liabilities. The fixed maturity securities AFS include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds, mortgage-backed securities and ABS & CLO, all of which are mainly exposed to changes in medium- and long-term interest rates. The interest rate sensitive liabilities for purposes of this disclosure include debt, policyholder account balances related to certain investment type contracts, and embedded derivatives on variable annuities with guaranteed minimum benefits which have the same type of interest rate exposure (medium- and long-term interest rates) as fixed maturity securities AFS. The interest rate sensitive liabilities for purposes of this disclosure exclude a significant portion of the liabilities relating to insurance contracts. See “Risk Factors — Economic Environment and Capital Markets Risks — We May Face Difficult Economic Conditions.”
Foreign Currency Exchange Rates
Our exposure to fluctuations in foreign currency exchange rates against the U.S. dollar results from our holdings in non-U.S. dollar denominated fixed maturity and equity securities, mortgage loans, and certain liabilities, as well as through our investments in foreign subsidiaries. The foreign currency exchange rate liabilities for purposes of this disclosure exclude a significant portion of the liabilities relating to insurance contracts. The principal currencies that create foreign currency exchange rate risk in our investment portfolios and liabilities are the Japanese yen, the Euro and the British pound. Selectively, we use U.S. dollar assets to support certain long-duration foreign currency liabilities. Through our investments in foreign subsidiaries and joint ventures, we are primarily exposed to the Japanese yen, the Euro, the Australian dollar, the British pound, the Mexican peso, the Chilean peso and the Korean won. In addition to hedging with foreign currency swaps, forwards and options, local surplus in some countries may be held entirely or in part in U.S. dollar assets, which further minimize exposure to foreign currency exchange rate fluctuation risk. We have matched much of our foreign currency liabilities in our foreign subsidiaries with their respective foreign currency assets, thereby reducing our risk to foreign currency exchange rate fluctuation. See “Risk Factors — Economic Environment and Capital Markets Risks — We May Face Difficult Economic Conditions.”
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
We also use common industry metrics, such as duration and convexity, to measure the relative sensitivity of assets and liability values to changes in interest rates. In computing the duration of liabilities, we consider policyholder guarantees and how we intend to set indeterminate policy elements such as interest credits or dividends. Each asset portfolio or portfolio group has a duration target based on the liability duration and the investment objectives of that portfolio. Where a liability cash flow may exceed the maturity of available assets, we may support such liabilities with equity investments, derivatives or interest rate curve mismatch strategies.
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

Hedging Activities
We use derivative contracts primarily to hedge a wide range of risks including interest rate risk, foreign currency exchange rate risk, and equity market risk. Derivative hedges are designed to reduce risk on an economic basis while considering their impact on financial results under different accounting regimes, including GAAP and local statutory accounting. Our derivative hedge programs vary depending on the type of risk being hedged. Some hedge programs are asset or liability specific while others are portfolio hedges that reduce risk related to a group of liabilities or assets. Our use of derivatives by major hedge programs is as follows:
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
•Macro Hedge Program — We use equity options, equity TRRs, interest rate swaptions, interest rate swaps and Treasury locks to mitigate the potential loss of legal entity statutory capital under stress scenarios.
Risk Measurement: Sensitivity Analysis
We measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, foreign currency exchange rates and equity market prices utilizing a sensitivity analysis. For purposes of this disclosure, a significant portion of the liabilities relating to insurance contracts is excluded, as discussed further below. This analysis estimates the potential changes in estimated fair value based on a hypothetical 100 basis point change (increase or decrease) in interest rates, as well as a 10% change (increase or decrease) in foreign currency exchange rates and equity market prices. We believe these changes in market rates and prices are reasonably possible in the near term. In performing the analysis summarized below, we used market rates at December 31, 2022. The sensitivity analysis separately calculates each of our market risk exposures (interest rate, foreign currency exchange rate and equity market) relating to our assets and liabilities. We modeled the impact of changes (increases and decreases) in market rates and prices on the estimated fair values of our market sensitive assets and liabilities and present the results with the most adverse level of market risk impact to the Company for each of these market risk exposures as follows:
•the net present values of our interest rate sensitive exposures resulting from a 100 basis point change (increase or decrease) in interest rates;
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

The sensitivity analysis is an estimate and should not be viewed as predictive of our future financial performance. We cannot ensure that our actual losses in any particular period will not exceed the amounts indicated in the table below. Limitations related to this sensitivity analysis include:
•interest sensitive and foreign currency exchange rate sensitive liabilities do not include $223.9 billion, at carrying value, of insurance contracts. Management believes that the changes in the economic value of those contracts under changing interest rates and changing foreign currency exchange rates would offset a significant portion of the fair value changes of interest sensitive and foreign currency exchange rate sensitive assets;
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
Accordingly, we use such models as tools and not as substitutes for the experience and judgment of our management. Based on our analysis of the impact of a 100 basis point change (increase or decrease) in interest rates, as well as a 10% change (increase or decrease) in foreign currency exchange rates and equity market prices, we have determined that such a change could have a material adverse effect on the estimated fair value of certain assets and liabilities from interest rate, foreign currency exchange rate and equity market exposures.
The table below illustrates the potential loss in estimated fair value for each market risk exposure based on market sensitive assets and liabilities at:

December 31, 2022
(In millions)
Interest rate risk	$22,327
Foreign currency exchange rate risk	$5,929
Equity market risk	$97
The risk sensitivities derived used a 100 basis point increase to interest rates, a 10% strengthening of the U.S. dollar against foreign currencies, and a 10% increase in equity prices. The potential losses in estimated fair value presented are for non-trading securities.

The table below provides additional detail regarding the potential loss in estimated fair value of our interest sensitive financial instruments due to a 100 basis point increase in interest rates at:

	December 31, 2022
	Notional Amount	Estimated Fair Value (1)	Assuming a 100 bps Increase in Interest Rates
	(In millions)
Assets
Fixed maturity securities AFS		$276,780	$(20,707)
Equity securities		$1,684	(80)
FVO Securities		$1,435	(26)
Mortgage loans		$78,694	(2,708)
Policy loans		$9,682	(268)
Short-term investments		$4,935	(11)
Other invested assets		$2,078	(156)
Cash and cash equivalents		$20,195	(6)
Accrued investment income		$3,446	—
Premiums, reinsurance and other receivables		$2,963	(37)
Other assets		$265	(14)
Embedded derivatives within asset host contracts (2)		$29	(8)
Total assets			$(24,021)
Liabilities (3)
Policyholder account balances		$115,408	$3,339
Payables for collateral under securities loaned and other transactions		$20,937	—
Short-term debt		$175	—
Long-term debt		$14,241	1,031
Collateral financing arrangement		$591	—
Junior subordinated debt securities		$3,502	294
Other liabilities		$3,170	151
Embedded derivatives within liability host contracts (2)		$578	317
Total liabilities			$5,132
Derivative Instruments
Interest rate swaps	$39,911	$938	$(2,182)
Interest rate floors	$25,270	$125	(66)
Interest rate caps	$48,290	$950	302
Interest rate futures	$1,453	$1	31
Interest rate options	$44,391	$385	(218)
Interest rate forwards	$7,828	$(1,385)	(950)
Synthetic GICs	$46,316	$—	—
Foreign currency swaps	$56,025	$3,008	(307)
Foreign currency forwards	$18,211	$(234)	12
Currency futures	$333	$8	—
Currency options	$3,000	$236	(8)
Credit default swaps	$14,437	$44	2
Equity futures	$2,988	$4	(4)
Equity index options	$16,701	$442	(45)
Equity variance swaps	$163	$3	—
Equity total return swaps	$2,799	$(89)	(5)
Total derivative instruments			$(3,438)
Net Change			$(22,327)
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
(3)Excludes $223.9 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 100 basis point increase in interest rates.

Sensitivity to interest rates decreased $9.0 billion to $22.0 billion at December 31, 2022 from $31.0 billion at December 31, 2021.
The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% appreciation in the U.S. dollar compared to all other currencies at:

	December 31, 2022
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Appreciation in the U.S. Dollar
	(In millions)
Assets
Fixed maturity securities AFS		$276,780	$(7,836)
Equity securities		$1,684	(42)
FVO Securities		$1,435	(59)
Mortgage loans		$78,694	(815)
Policy loans		$9,682	(123)
Short-term investments		$4,935	(234)
Other invested assets		$2,078	(50)
Cash and cash equivalents		$20,195	(424)
Accrued investment income		$3,446	(64)
Premiums, reinsurance and other receivables		$2,963	(59)
Other assets		$265	(18)
Embedded derivatives within asset host contracts (2)		$29	(5)
Total assets			$(9,729)
Liabilities (3)
Policyholder account balances		$115,408	$2,757
Payables for collateral under securities loaned and other transactions		$20,937	188
Long-term debt		$14,241	148
Other liabilities		$3,170	14
Embedded derivatives within liability host contracts (2)		$578	7
Total liabilities			$3,114
Derivative Instruments
Interest rate swaps	$39,911	$938	$41
Interest rate floors	$25,270	$125	—
Interest rate caps	$48,290	$950	—
Interest rate futures	$1,453	$1	—
Interest rate options	$44,391	$385	(1)
Interest rate forwards	$7,828	$(1,385)	80
Synthetic GICs	$46,316	$—	—
Foreign currency swaps	$56,025	$3,008	1,360
Foreign currency forwards	$18,211	$(234)	(931)
Currency futures	$333	$8	(35)
Currency options	$3,000	$236	162
Credit default swaps	$14,437	$44	—
Equity futures	$2,988	$4	—
Equity index options	$16,701	$442	9
Equity variance swaps	$163	$3	—
Equity total return swaps	$2,799	$(89)	1
Total derivative instruments			$686
Net Change			$(5,929)
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
(3)Excludes $223.9 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% appreciation in the U.S. dollar compared to all other currencies.
Sensitivity to foreign currency exchange rates decreased $1.2 billion to $6.0 billion at December 31, 2022 from $7.2 billion at December 31, 2021.
The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% increase in equity prices at:

	December 31, 2022
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in Equity Prices
	(In millions)
Assets
Equity securities		$1,684	$67
FVO Securities		$1,435	72
Other invested assets		$2,078	30
Embedded derivatives within asset host contracts (2)		$29	(3)
Total assets			$166
Liabilities (3)
Policyholder account balances		$115,408	$—
Embedded derivatives within liability host contracts (2)		$578	191
Total liabilities			$191
Derivative Instruments
Interest rate swaps	$39,911	$938	$—
Interest rate floors	$25,270	$125	—
Interest rate caps	$48,290	$950	—
Interest rate futures	$1,453	$1	—
Interest rate options	$44,391	$385	—
Interest rate forwards	$7,828	$(1,385)	—
Synthetic GICs	$46,316	$—	—
Foreign currency swaps	$56,025	$3,008	—
Foreign currency forwards	$18,211	$(234)	—
Currency futures	$333	$8	—
Currency options	$3,000	$236	—
Credit default swaps	$14,437	$44	—
Equity futures	$2,988	$4	(207)
Equity index options	$16,701	$442	(39)
Equity variance swaps	$163	$3	—
Equity total return swaps	$2,799	$(89)	(208)
Total derivative instruments			$(454)
Net Change			$(97)
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
(3)Excludes $223.9 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances.

Sensitivity to equity market prices decreased $26 million to $97 million at December 31, 2022 from $123 million at December 31, 2021.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of MetLife, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MetLife, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the schedules listed in the Index to Consolidated Financial Statements, Notes and Schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Fixed Maturity Securities Available-for-Sale — Fair Value of Level 3 Fixed Maturity Securities — Refer to Notes 1, 8, and 10 to the financial statements

Critical Audit Matter Description

The Company has investments in certain fixed maturity securities classified as available-for-sale whose fair values are based on unobservable inputs that are supported by little or no market activity. When a price is not available in the active market, from an independent pricing service, or from independent broker quotations, management values the security using internal matrix pricing or discounted cash flow techniques. These investments are categorized as Level 3 and had an estimated fair value of $6.6 billion as of December 31, 2022.

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

Insurance Liabilities — Valuation of Future Policy Benefits for Long-Term Care Insurance — Refer to Notes 1 and 4 to the financial statements

Critical Audit Matter Description

The Company’s products include long-term care insurance. Liabilities for amounts payable under long-term care insurance are recorded in future policy benefits in the Company’s consolidated balance sheets. Such liabilities are established based on actuarial assumptions at the time policies are issued, which are intended to estimate the experience for the period the policy benefits are payable. Significant adverse changes in experience on such contracts may require the establishment of premium deficiency reserves, which are based on current assumptions. Management’s estimate of future policy benefits for long-term care insurance was $14.3 billion as of December 31, 2022.

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

Derivatives — Valuation of Embedded Derivative Liabilities — Refer to Notes 1, 4, 9, and 10 to the financial statements

Critical Audit Matter Description

The Company’s products include variable annuity contracts with guaranteed minimum benefits that provide the policyholder a minimum return based on their initial deposit adjusted for withdrawals. The guarantees on variable annuity contracts are accounted for as insurance liabilities or as embedded derivatives depending on how and when the benefit is paid. Guarantees accounted for as embedded derivatives include the non-life contingent portion of guaranteed minimum withdrawal benefits and certain non-life contingent portions of guaranteed minimum income benefits, and are recorded in policyholder account balances on the Company’s consolidated balance sheet. Embedded derivatives are measured at estimated fair value separately from the host variable annuity contract using actuarial and capital market assumptions that are updated at least annually. Management’s estimate of embedded derivative liabilities was $0.6 billion as of December 31, 2022.

Management applies considerable judgment in selecting assumptions used to estimate embedded derivative liabilities and changes in market conditions or variations in certain assumptions could result in significant fluctuations in the estimate. Principal assumptions include mortality, lapse, dynamic lapse, withdrawal, utilization, and discount rates and implied volatilities. The valuation of the embedded derivative liabilities is also based on complex calculations which are data intensive.

Given the inherent uncertainty in selecting assumptions and the complexity of the calculations, we have determined that management’s valuation of the embedded derivative liabilities is a critical audit matter which required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the judgments made and the reasonableness of the models and assumptions used in the valuation. The audit effort included the use of professionals with specialized skill and knowledge, including our valuation and actuarial specialists, to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.

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

•With the involvement of our valuation and actuarial specialists, we:

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

Future Adoption of Accounting Pronouncements – Targeted Improvements to the Accounting for Long-Duration Contracts — Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company will adopt Accounting Standards Update No. 2018-12, Financial Services— Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, as amended (“ASU 2018-12”), effective January 1, 2023. The modified retrospective transition method will be used, except in regard to market risk benefits where the Company will use the full retrospective method. Based upon these transition methods, the Company estimates that the January 1, 2021 transition date impact from adoption will include a decrease to retained earnings of approximately $5.0 billion, net of income tax, which includes the impact from the requirement to account for variable annuity guarantees as market risk benefits measured at fair value. Market risk benefits are contracts or contract features that guarantee benefits, such as guaranteed minimum benefits, in addition to an account balance which expose insurance companies to other than nominal capital market risk and protect the contractholder from the same risk. Certain contracts or contract features to be identified as market risk benefits are currently accounted for as embedded derivatives and measured at fair value, while others will transition to fair value measurement upon the adoption of ASU 2018-12.

Management applies considerable judgment in estimating the transition date impact of market risk benefits under the full retrospective method of adoption due to the application of fair value measurement principles which use assumptions to estimate the impact of changes in market conditions and policyholder behavior since contract inception that could result in significant fluctuations in the estimate. Principal assumptions include mortality, lapse, dynamic lapse, withdrawal, utilization, discount rates and implied volatilities. Additionally, the valuation of market risk benefits is based on complex calculations.

Given the inherent uncertainty in selecting assumptions and the complexity of the calculations, we have determined that the estimated transition date impact of measuring market risk benefits on contracts or contract features not previously accounted for as embedded derivatives is a critical audit matter which required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the judgments made and the reasonableness of the methodologies, models and assumptions used in the valuation. The audit effort included the use of professionals with specialized skill and knowledge, including our valuation and actuarial specialists, to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the estimated transition date impact of measuring market risk benefits not previously accounted for as embedded derivatives included, among others, the following:

•We tested the effectiveness of controls over the transition to market risk benefit measurement principles under ASU 2018-12, including the related methodologies, models and assumptions used for determining the fair value of market risk benefits not previously accounted for as embedded derivatives.

•With the involvement of our valuation and actuarial specialists, we:

◦evaluated the methods, models, and principal assumptions applied by management in the full retrospective application of market risk benefit measurement principles to estimate the transition date impact.

◦evaluated the results of underlying experience studies, capital market projections, and judgments applied by management in setting the assumptions since contract inception

◦developed an independent estimate, on a sample basis, of the market risk benefits not previously accounted for as embedded derivatives and evaluated differences.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 23, 2023

We have served as the Company’s auditor since at least 1968; however, an earlier year could not be reliably determined.

MetLife, Inc.
Consolidated Balance Sheets
December 31, 2022 and 2021
(In millions, except share and per share data)

	2022	2021
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (net of allowance for credit loss of $183 and $91, respectively); and amortized cost: $306,025 and $310,884, respectively	$276,780	$340,274
Equity securities, at estimated fair value	1,684	1,269
Contractholder-directed equity securities and fair value option securities, at estimated fair value	9,668	12,142
Mortgage loans (net of allowance for credit loss of $527 and $634, respectively; includes $0 and $127, respectively, under the fair value option)	83,763	79,353
Policy loans	8,874	9,111
Real estate and real estate joint ventures (includes $299 and $240, respectively, under the fair value option and $0 and $175, respectively, of real estate held-for-sale)	13,137	12,216
Other limited partnership interests	14,414	14,625
Short-term investments, principally at estimated fair value	4,935	7,176
Other invested assets (net of allowance for credit loss of $26 and $40, respectively; includes $1,926 and $1,930, respectively, of leveraged and direct financing leases; and $326 and $351, respectively, relating to variable interest entities)	20,038	18,655
Total investments	433,293	494,821
Cash and cash equivalents, principally at estimated fair value	20,195	20,047
Accrued investment income	3,446	3,185
Premiums, reinsurance and other receivables	17,461	17,149
Deferred policy acquisition costs and value of business acquired	22,983	16,061
Current income tax recoverable	42	184
Deferred income tax asset	2,830	189
Goodwill	9,297	9,535
Assets held-for-sale	—	7,238
Other assets	11,026	11,426
Separate account assets	146,038	179,873
Total assets	$666,611	$759,708
Liabilities and Equity
Liabilities
Future policy benefits	$204,228	$199,721
Policyholder account balances	203,082	203,473
Other policy-related balances	19,651	17,751
Policyholder dividends payable	387	478
Policyholder dividend obligation	—	1,682
Payables for collateral under securities loaned and other transactions	20,937	31,920
Short-term debt	175	341
Long-term debt	14,647	13,933
Collateral financing arrangement	716	766
Junior subordinated debt securities	3,158	3,156
Deferred income tax liability	325	9,693
Liabilities held-for-sale	—	6,634
Other liabilities	25,980	22,538
Separate account liabilities	146,038	179,873
Total liabilities	639,324	691,959
Contingencies, Commitments and Guarantees (Note 21)
Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $3,905 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,189,831,471 and 1,186,540,473 shares issued, respectively; 779,098,414 and 825,540,267 shares outstanding, respectively	12	12
Additional paid-in capital	33,616	33,511
Retained earnings	41,953	41,197
Treasury stock, at cost; 410,733,057 and 361,000,206 shares, respectively	(21,458)	(18,157)
Accumulated other comprehensive income (loss)	(27,083)	10,919
Total MetLife, Inc.’s stockholders’ equity	27,040	67,482
Noncontrolling interests	247	267
Total equity	27,287	67,749
Total liabilities and equity	$666,611	$759,708
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Operations
Years Ended December 31, 2022, 2021 and 2020
(In millions, except per share data)

	2022	2021	2020
Revenues
Premiums	$49,397	$42,009	$42,034
Universal life and investment-type product policy fees	5,585	5,756	5,603
Net investment income	15,916	21,395	17,117
Other revenues	2,634	2,619	1,849
Net investment gains (losses)	(1,262)	1,529	(110)
Net derivative gains (losses)	(2,372)	(2,228)	1,349
Total revenues	69,898	71,080	67,842
Expenses
Policyholder benefits and claims	50,612	43,954	41,461
Interest credited to policyholder account balances	3,692	5,538	5,214
Policyholder dividends	701	876	1,090
Other expenses	12,034	12,586	13,150
Total expenses	67,039	62,954	60,915
Income (loss) before provision for income tax	2,859	8,126	6,927
Provision for income tax expense (benefit)	301	1,551	1,509
Net income (loss)	2,558	6,575	5,418
Less: Net income (loss) attributable to noncontrolling interests	19	21	11
Net income (loss) attributable to MetLife, Inc.	2,539	6,554	5,407
Less: Preferred stock dividends	185	195	202
Preferred stock redemption premium	—	6	14
Net income (loss) available to MetLife, Inc.’s common shareholders	$2,354	$6,353	$5,191

Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$2.93	$7.36	$5.72
Diluted	$2.91	$7.31	$5.68
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2022, 2021 and 2020
(In millions)

	2022	2021	2020
Net income (loss)	$2,558	$6,575	$5,418
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets	(47,831)	(8,171)	5,198
Unrealized gains (losses) on derivatives	(85)	137	(286)
Foreign currency translation adjustments	(1,242)	(1,306)	1,169
Defined benefit plans adjustment	279	328	181
Other comprehensive income (loss), before income tax	(48,879)	(9,012)	6,262
Income tax (expense) benefit related to items of other comprehensive income (loss)	10,871	1,862	(1,237)
Other comprehensive income (loss), net of income tax	(38,008)	(7,150)	5,025
Comprehensive income (loss)	(35,450)	(575)	10,443
Less: Comprehensive income (loss) attributable to noncontrolling interest, net of income tax	13	24	16
Comprehensive income (loss) attributable to MetLife, Inc.	$(35,463)	$(599)	$10,427
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Equity
Years Ended December 31, 2022, 2021 and 2020
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$—	$12	$32,680	$33,078	$(12,678)	$13,052	$66,144	$238	$66,382
Cumulative effects of changes in accounting principles, net of income tax				(121)			(121)		(121)
Redemption of preferred stock			(989)				(989)		(989)
Preferred stock redemption premium				(14)			(14)		(14)
Preferred stock issuance			1,961				1,961		1,961
Treasury stock acquired in connection with share repurchases					(1,151)		(1,151)		(1,151)
Stock-based compensation			160				160		160
Dividends on preferred stock				(202)			(202)		(202)
Dividends on common stock (declared per share of $1.820)				(1,657)			(1,657)		(1,657)
Change in equity of noncontrolling interests							—	5	5
Net income (loss)				5,407			5,407	11	5,418
Other comprehensive income (loss), net of income tax						5,020	5,020	5	5,025
Balance at December 31, 2020	—	12	33,812	36,491	(13,829)	18,072	74,558	259	74,817
Redemption of preferred stock			(494)				(494)		(494)
Preferred stock redemption premium				(6)			(6)		(6)
Treasury stock acquired in connection with share repurchases					(4,328)		(4,328)		(4,328)
Stock-based compensation			193				193		193
Dividends on preferred stock				(195)			(195)		(195)
Dividends on common stock (declared per share of $1.900)				(1,647)			(1,647)		(1,647)
Change in equity of noncontrolling interests							—	(16)	(16)
Net income (loss)				6,554			6,554	21	6,575
Other comprehensive income (loss), net of income tax						(7,153)	(7,153)	3	(7,150)
Balance at December 31, 2021	—	12	33,511	41,197	(18,157)	10,919	67,482	267	67,749
Treasury stock acquired in connection with share repurchases					(3,301)		(3,301)		(3,301)
Stock-based compensation			105				105		105
Dividends on preferred stock				(185)			(185)		(185)
Dividends on common stock (declared per share of $1.980)				(1,598)			(1,598)		(1,598)
Change in equity of noncontrolling interests							—	(33)	(33)
Net income (loss)				2,539			2,539	19	2,558
Other comprehensive income (loss), net of income tax						(38,002)	(38,002)	(6)	(38,008)
Balance at December 31, 2022	$—	$12	$33,616	$41,953	$(21,458)	$(27,083)	$27,040	$247	$27,287
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2022, 2021 and 2020
(In millions)

	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$2,558	$6,575	$5,418
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	673	694	619
Amortization of premiums and accretion of discounts associated with investments, net	(960)	(855)	(816)
(Gains) losses on investments and from sales of businesses, net	1,262	(1,529)	110
(Gains) losses on derivatives, net	4,317	4,190	(656)
(Income) loss from equity method investments, net of dividends or distributions	505	(3,051)	76
Interest credited to policyholder account balances	3,737	5,490	5,348
Universal life and investment-type product policy fees	(3,970)	(3,638)	(3,664)
Change in contractholder-directed equity securities and fair value option securities	1,671	(231)	131
Change in accrued investment income	(357)	(11)	104
Change in premiums, reinsurance and other receivables	256	389	842
Change in deferred policy acquisition costs and value of business acquired, net	(568)	(106)	101
Change in income tax	(591)	598	(11)
Change in other assets	27	(681)	(361)
Change in insurance-related liabilities and policy-related balances	4,058	4,553	5,112
Change in other liabilities	341	71	(1,065)
Other, net	245	138	351
Net cash provided by (used in) operating activities	13,204	12,596	11,639
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	88,937	88,839	77,979
Equity securities	873	708	367
Mortgage loans	10,779	19,183	11,300
Real estate and real estate joint ventures	1,096	1,285	120
Other limited partnership interests	1,615	777	597
Short-term investments	14,094	20,871	13,776
Purchases and originations of:
Fixed maturity securities available-for-sale	(82,956)	(97,368)	(89,633)
Equity securities	(1,368)	(451)	(169)
Mortgage loans	(16,403)	(14,961)	(14,652)
Real estate and real estate joint ventures	(1,208)	(1,375)	(1,287)
Other limited partnership interests	(2,674)	(3,227)	(1,979)
Short-term investments	(11,741)	(24,148)	(14,117)
Cash received in connection with freestanding derivatives	4,524	3,453	4,847
Cash paid in connection with freestanding derivatives	(7,793)	(7,990)	(4,247)
Sales of businesses, net of cash and cash equivalents disposed of $67, $611 and $0, respectively	590	3,270	—
Purchases of businesses, net of cash received of $4, $0 and $191, respectively	(35)	—	(1,684)
Purchases of investments in operating joint ventures	(240)	—	—
Net change in policy loans	104	228	250
Net change in other invested assets	(786)	(235)	(176)
Other, net	(28)	(46)	139
Net cash provided by (used in) investing activities	$(2,620)	$(11,187)	$(18,569)
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Cash Flows — (continued)
Years Ended December 31, 2022, 2021 and 2020
(In millions)

	2022	2021	2020
Cash flows from financing activities
Policyholder account balances:
Deposits	$103,036	$96,367	$93,497
Withdrawals	(97,886)	(92,540)	(85,251)
Payables for collateral under securities loaned and other transactions:
Net change in payables for collateral under securities loaned and other transactions	(10,730)	1,883	3,538
Cash received for other transactions with tenors greater than three months	—	—	150
Cash paid for other transactions with tenors greater than three months	—	(100)	(175)
Long-term debt issued	1,013	29	1,124
Long-term debt repaid	(85)	(582)	(99)
Collateral financing arrangement repaid	(50)	(79)	(148)
Financing element on certain derivative instruments and other derivative related transactions, net	(61)	270	(46)
Treasury stock acquired in connection with share repurchases	(3,326)	(4,303)	(1,151)
Preferred stock issued, net of issuance costs	—	—	1,961
Redemption of preferred stock	—	(494)	(989)
Preferred stock redemption premium	—	(6)	(14)
Dividends on preferred stock	(185)	(195)	(202)
Dividends on common stock	(1,598)	(1,647)	(1,657)
Other, net	(236)	22	191
Net cash provided by (used in) financing activities	(10,108)	(1,375)	10,729
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(397)	(478)	163
Change in cash and cash equivalents	79	(444)	3,962
Cash and cash equivalents, including subsidiaries held-for-sale, beginning of year	20,116	20,560	16,598
Cash and cash equivalents, including subsidiaries held-for-sale, end of year	$20,195	$20,116	$20,560
Cash and cash equivalents, subsidiaries held-for-sale, beginning of year	$69	$765	$—
Cash and cash equivalents, subsidiaries held-for-sale, end of year	$—	$69	$765
Cash and cash equivalents, beginning of year	$20,047	$19,795	$16,598
Cash and cash equivalents, end of year	$20,195	$20,047	$19,795
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$905	$914	$891
Income tax	$1,056	$1,102	$787
Business acquisitions (Note 3):
Assets	$—	$—	$2,190
Liabilities	—	—	315
Cash paid, excluding transaction costs	$—	$—	$1,875
Non-cash transactions:
Fixed maturity securities available-for-sale received in connection with pension risk transfer transactions	$8,707	$423	$2,037
Real estate and real estate joint ventures acquired in satisfaction of debt	$495	$174	$10
Increase in equity securities due to in-kind distributions received from other limited partnership interests	$96	$380	$108
Reclassification of certain other invested assets to contractholder-directed equity securities and fair value option securities	$—	$309	$—
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
Reclassifications
Cash flows from short term investments in the prior years’ Consolidated Statement of Cash Flows, which were previously presented net, have been revised to gross presentation to conform with the current year presentation. The revision in presentation was not material to the previously presented financial statements.
Additionally, the deferred income tax asset in the prior years’ Consolidated Balance Sheets, which was previously included in other assets, has been reclassified to conform with the current year presentation.
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
Premiums related to the Company’s former property and casualty contracts are recognized as revenue on a pro rata basis over the applicable contract term. Unearned premiums, representing the portion of premium written related to the unexpired coverage, are included in future policy benefits. See Note 3 for information on the Company’s business dispositions.
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
• Term insurance
• Nonparticipating whole life insurance
• Traditional group life insurance
• Non-medical health insurance
• Accident & health insurance
•	Participating, dividend-paying traditional contracts	Actual and expected future gross margins.
•	Fixed and variable universal life contracts	Actual and expected future gross profits.
•	Fixed and variable deferred annuity contracts
•	Credit insurance contracts	Actual and future earned premiums.
•	Property and casualty insurance contracts (prior to the disposition of the Company’s property and casualty business. See Note 3.)
•	Other short-duration contracts
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
Amounts currently recoverable under reinsurance agreements are included in premiums, reinsurance and other receivables and amounts currently payable are included in other liabilities. Assets and liabilities relating to reinsurance agreements with the same reinsurer may be recorded net on the balance sheet, if a right of offset exists within the reinsurance agreement. In the event that reinsurers do not meet their obligations to the Company under the terms of the reinsurance agreements, or when events or changes in circumstances indicate that its carrying amount may not be recoverable, reinsurance recoverable balances could become uncollectible. In such instances, reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, consistent with credit loss guidance which requires recording an allowance for credit loss (“ACL”).
Premiums, fees and policyholder benefits and claims include amounts assumed under reinsurance agreements and are net of reinsurance ceded. Amounts received from reinsurers for policy administration are reported in other expenses.
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
Net Investment Gains (Losses)
Net investment gains (losses) include primarily (i) realized gains (losses) from sales and disposals of investments, which are determined by specific identification, (ii) intent-to-sell impairment losses on fixed maturity securities available-for-sale (“AFS”) and impairment losses on all other asset classes and, to a lesser extent, (iii) recognized gains (losses). Recognized gains (losses) are primarily comprised of the change in the ACL and unrealized gains (losses) for certain investments for which changes in estimated fair value are recognized in earnings. Changes in the ACL includes both (i) provisions for credit loss on fixed maturity securities AFS, mortgage loans and leveraged and direct financing leases and (ii) subsequent changes in the ACL. Unrealized gains (losses), representing changes in estimated fair value recognized in earnings, primarily relate to equity securities and certain other limited partnership interests and real estate joint ventures.

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
For purchased credit deteriorated (“PCD”) fixed maturity securities AFS and financing receivables, an ACL is established at acquisition, which is added to the purchase price to establish the initial amortized cost of the investment and is not recognized in earnings.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
•contractholder-directed investments supporting unit-linked variable annuity type liabilities (“Unit-linked investments”) which do not qualify for presentation and reporting as separate account summary total assets and liabilities. These investments are primarily equity securities (including mutual funds). The investment returns on these investments inure to contractholders and are offset by a corresponding change in policyholder account balances through interest credited to policyholder account balances; and
•fixed maturity and equity securities held-for-investment by the general account to support asset and liability management strategies for certain insurance products and investments in certain separate accounts.
Interest income and dividend income on these investments are included in net investment income. Realized gains (losses) on investments sold or disposed and unrealized gains (losses), representing changes in estimated fair value, are both recognized in net investment income for Unit-linked investments and FVO Securities. Sales of these investments are determined on a specific identification basis.
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
Mortgage loans that are designated as held-for-sale are carried at the lower of amortized cost or estimated fair value.
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
The Company consolidates real estate joint ventures and other limited partnership interests of which it holds a controlling financial interest, or it is deemed the primary beneficiary of a VIE. Assets of certain consolidated real estate joint ventures and other limited partnership interests are recorded at estimated fair value. The Company elects the FVO for certain real estate joint ventures that are managed on a total return basis. Unrealized gains (losses) representing changes in estimated fair value for real estate joint ventures and other limited partnership interests recorded at estimated fair value are recognized in net investment income.
The Company routinely evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount is not recoverable and exceeds its estimated fair value. When it is determined an equity method investment has had a loss in value that is other than temporary, an impairment is recognized. Such an impairment is charged to net investment gains (losses).
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
•Investments in Federal Home Loan Bank of New York (“FHLBNY”) common stock are carried at redemption value and are considered restricted investments until redeemed by FHLBNY. Dividends are recognized in net investment income when declared.
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
When hedge accounting is discontinued because it is determined that the derivative is not highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item, the derivative continues to be carried on the balance sheet at its estimated fair value, with changes in estimated fair value recognized in net derivative gains (losses). The carrying value of the hedged recognized asset or liability under a fair value hedge is no longer adjusted for changes in its estimated fair value due to the hedged risk, and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. The changes in estimated fair value of derivatives related to discontinued cash flow hedges remain in OCI unless it is probable that the hedged forecasted transaction will not occur.
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
Goodwill
Goodwill represents the future economic benefits arising from net assets acquired in a business combination that are not individually identified and recognized. Goodwill is calculated as the excess of the cost of the acquired entity over the estimated fair value of such assets acquired and liabilities assumed. Goodwill is not amortized, but is tested for impairment at least annually, or more frequently if events or circumstances indicate that there may be justification for conducting an interim test. The Company performs its annual goodwill impairment testing during the third quarter based upon data as of the close of the second quarter. Goodwill associated with a business acquisition is not tested for impairment during the year the business is acquired unless there is a significant identified impairment event.
The Company tests goodwill for impairment by performing a qualitative assessment and/or a quantitative test. The qualitative impairment assessment is an assessment of historical information and relevant current events and circumstances, including economic, industry and market considerations, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company may elect not to perform the qualitative impairment assessment for some or all of its reporting units and perform a quantitative impairment test. In performing the quantitative impairment test, the Company may determine the fair values of its reporting units by applying a market multiple, discounted cash flow, and/or an actuarial-based valuation approach. The valuation methodologies utilized are subject to key judgments and assumptions that are sensitive to change.
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
On an ongoing basis, the Company evaluates potential triggering events that may affect the estimated fair value of the Company’s reporting units to assess whether any goodwill impairment exists. Deteriorating or adverse economic, industry and market conditions for certain reporting units may have a significant impact on the estimated fair value of these reporting units and could result in future impairments of goodwill.
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
•taxable income in prior carryback years; and
•tax planning strategies, including the intent and ability to hold certain AFS debt securities until they recover in value.
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
Property, Equipment, Leasehold Improvements and Computer Software
Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, as appropriate. The estimated life is generally 40 years for company occupied real estate property, the shorter of the useful life or remaining lease term up to 10 years for leasehold improvements, and from three to seven years for all other property and equipment. The cost basis of the property, equipment and leasehold improvements was $2.5 billion and $2.7 billion at December 31, 2022 and 2021, respectively. Accumulated depreciation and amortization of property, equipment and leasehold improvements was $1.6 billion at both December 31, 2022 and 2021. Related depreciation and amortization expense was $171 million, $192 million and $194 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company recognized leasehold improvement impairment charges of $3 million, $45 million, and $0 for the years ended December 31, 2022, 2021 and 2020, respectively.
Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as certain internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Such costs are amortized over a four-year period using the straight-line method. The cost basis of computer software was $4.4 billion and $4.0 billion at December 31, 2022 and 2021, respectively. Accumulated amortization of capitalized software was $2.8 billion and $2.7 billion at December 31, 2022 and 2021, respectively. Related amortization expense was $252 million, $234 million and $207 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Foreign Currency
Assets, liabilities and operations of foreign affiliates and subsidiaries, as well as investments accounted for under the equity method, are recorded based on the functional currency of each entity. The determination of the functional currency is made based on the appropriate economic and management indicators. For most of the Company’s foreign operations, the local currency is the functional currency. For certain other foreign operations, such as Japan, the local currency and one or more other currencies qualify as functional currencies. Assets and liabilities of foreign affiliates and subsidiaries are translated from the functional currency to U.S. dollars at the exchange rates in effect at each year-end and revenues and expenses are translated at the average exchange rates during the year. The resulting translation adjustments are charged or credited directly to OCI, net of applicable taxes. Gains and losses from foreign currency transactions, including the effect of re-measurement of monetary assets and liabilities to the appropriate functional currency, are reported as part of net investment gains (losses) in the period in which they occur.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Adopted Accounting Pronouncements
The table below describes the impacts of the ASUs adopted by the Company, effective January 1, 2022.

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting; as clarified and amended by ASU 2021-01, Reference Rate Reform (Topic 848): Scope; as amended by ASU 2022-06, Reference Rate Reform (Topic 848)—Deferral of the Sunset Date of Topic 848

The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, with certain exceptions. ASU 2021-01 amends the scope of the recent reference rate reform guidance. New optional expedients allow derivative instruments impacted by changes in the interest rate used for margining, discounting, or contract price alignment to qualify for certain optional relief. The amendments in ASU 2022-06 extend the sunset date of the reference rate reform optional expedients and exceptions to December 31, 2024.
Effective for contract modifications made between March 12, 2020 and December 31, 2024.	The guidance has reduced the operational and financial impacts of contract modifications that replace a reference rate, such as London Interbank Offered Rate (“LIBOR”), affected by reference rate reform.

Contract modifications for invested assets and derivative instruments occurred during 2021 and 2022 and will continue into 2023. Based on actions taken to date, the adoption of the guidance has not had a material impact on the Company’s consolidated financial statements. The Company does not expect the adoption of this guidance to have a material ongoing impact on its consolidated financial statements.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Future Adoption of Accounting Pronouncements
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures. ASUs issued but not yet adopted as of December 31, 2022 that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements or disclosures are summarized in the table below.

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, as amended by ASU 2019-09, Financial Services—Insurance (Topic 944): Effective Date, as amended by ASU 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application; as amended by ASU 2022-05, Financial Services—Insurance (Topic 944): Transition for Sold Contracts
The guidance (i) prescribes the discount rate to be used in measuring the liability for future policy benefits for traditional and limited payment long-duration contracts, and requires assumptions for those liability valuations to be updated after contract inception, (ii) requires more market-based product guarantees (“market risk benefits”) on certain separate account and other account balance long-duration contracts to be accounted for at fair value, (iii) simplifies the amortization of DAC for virtually all long-duration contracts, and (iv) introduces certain financial statement presentation requirements, as well as significant additional quantitative and qualitative disclosures.

Market risk benefits are contracts or contract features that guarantee benefits, such as guaranteed minimum benefits, in addition to an account balance which expose insurance companies to other than nominal capital market risk and protect the contractholder from the same risk. Certain contracts or contract features to be identified as “market risk benefits” are currently accounted for as embedded derivatives and measured at fair value, while others will transition to fair value measurement upon the adoption of ASU 2018-12. The methods for determining the fair value of contract features considered to be market risk benefits are similar to the approaches used if it was previously accounted for as an embedded derivative; except that changes in fair value attributable to nonperformance risk now will be recognized directly in OCI.

	The amendments in ASU 2019-09 defer the effective date of ASU 2018-12 to January 1, 2022 for all entities, and the amendments in ASU 2020-11 further defer the effective date of ASU 2018-12 for an additional year to January 1, 2023 for all entities. The amendments in ASU 2022-05 allow entities to make an accounting policy election to exclude certain sold or disposed contracts or legal entities from application of the transition guidance. The Company does not intend to make such an election.	January 1, 2023, to be applied retrospectively to January 1, 2021 (with early adoption permitted). Estimated impacts from adoption as of the transition date of January 1, 2021 are measured using market assumptions appropriate as of that date. Such estimates do not reflect changes in market assumptions subsequent to January 1, 2021.
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

The Company will adopt the guidance effective January 1, 2023. The modified retrospective approach will be used, except in regard to market risk benefits where the Company will use the full retrospective approach. Based upon these transition methods, the Company currently estimates that the January 1, 2021 transition date impact from adoption is expected to result in a decrease to total equity of approximately $22.5 billion, net of income tax.

The expected decrease in total equity includes the estimated impact to AOCI which, as of the transition date, is expected to result in a decrease of approximately $17.5 billion, net of income tax. The most significant drivers of the expected decrease in AOCI are the anticipated impacts of the changes in the discount rates as of the transition date to be used in measuring the liability for future policy benefits for traditional and limited payment contracts and the non-performance risk in the valuation of the Company’s market risk benefits. The expected decrease in AOCI is expected to be partially offset by the removal of loss recognition balances recorded in AOCI related to unrealized investment gains associated with certain long-duration products.

The expected decrease in total equity also includes the estimated impact to retained earnings which, from adoption, is expected to result in a decrease of approximately $5.0 billion, net of income tax. This decrease results from the requirement to account for variable annuity guarantees as market risk benefits measured at fair value (except for the changes in fair value already recognized under an existing accounting model) and other valuation impacts to the liability for future policy benefits.

As of December 31, 2022, primarily as a result of increases in market interest rates from the January 1, 2021 transition date to December 31, 2022, we estimate that the transition date reduction to retained earnings will significantly reverse, and that the transition date reduction to AOCI will fully reverse.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions	The amendments in this update clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. In addition, the amendments clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments also require entities that hold equity securities subject to contractual sale restrictions to make disclosures about the fair value of such equity securities, the nature and remaining duration of the restriction(s) and the circumstances that could cause a lapse in the restriction(s).	January 1, 2024, to be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption (with early adoption permitted).	The Company is continuing to evaluate the impact of the guidance, and it does not expect the adoption of the guidance to have a material impact on its consolidated financial statements.
ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures	The amendments in the new ASU eliminate the accounting guidance for troubled debt restructurings (“TDRs”) by creditors that have adopted the current expected credit loss guidance while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, the amendments require that a public business entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases.	January 1, 2023, to be applied prospectively; however, for the transition method related to the recognition and measurement of TDRs, an entity can apply a modified retrospective transition method (with early adoption permitted).	The Company will adopt the ASU effective January 1, 2023 and it does not expect the adoption of the guidance to have a material impact on its consolidated financial statements.
ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	The guidance indicates how to determine whether a contract liability is recognized by the acquirer in a business combination and provides specific guidance on how to recognize and measure acquired contract assets and contract liabilities from revenue contracts in a business combination.	January 1, 2023, to be applied prospectively (with early adoption permitted).	The Company does not expect the adoption of the guidance to have a material impact on its consolidated financial statements.

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
Corporate & Other
Corporate & Other contains various start-up, developing and run-off businesses. Also included in Corporate & Other are: the excess capital, as well as certain charges and activities, not allocated to the segments (including external integration and disposition costs, internal resource costs for associates committed to acquisitions and dispositions and enterprise-wide strategic initiatives), interest expense related to the majority of the Company’s outstanding debt, expenses associated with certain legal proceedings and income tax audit issues, the elimination of intersegment amounts (which generally relate to affiliated reinsurance, investment expenses and intersegment loans bearing interest rates commensurate with related borrowings), and the Company’s investment management business (through which the Company provides public fixed income, private capital and real estate investment solutions to institutional investors worldwide).
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the years ended December 31, 2022, 2021 and 2020 and at December 31, 2022 and 2021. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

Year Ended December 31, 2022	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$35,548	$5,568	$3,226	$1,964	$3,066	$(16)	$49,356	$41	$49,397
Universal life and investment-type product policy fees	1,158	1,840	1,175	300	1,057	2	5,532	53	5,585
Net investment income (1)	7,340	3,909	1,593	160	4,971	216	18,189	(2,273)	15,916
Other revenues	1,756	90	39	35	155	396	2,471	163	2,634
Net investment gains (losses)	—	—	—	—	—	—	—	(1,262)	(1,262)
Net derivative gains (losses)	—	—	—	—	—	—	—	(2,372)	(2,372)
Total revenues	45,802	11,407	6,033	2,459	9,249	598	75,548	(5,650)	69,898
Expenses
Policyholder benefits and claims and policyholder dividends	36,273	4,752	3,301	990	6,056	(6)	51,366	(53)	51,313
Interest credited to policyholder account balances	1,789	2,003	335	71	813	—	5,011	(1,319)	3,692
Capitalization of DAC	(77)	(1,524)	(499)	(411)	(28)	(8)	(2,547)	(11)	(2,558)
Amortization of DAC and VOBA	59	1,105	339	333	192	9	2,037	(106)	1,931
Amortization of negative VOBA	—	(36)	—	(5)	—	—	(41)	—	(41)
Interest expense on debt	9	—	12	—	8	909	938	—	938
Other expenses	3,962	3,153	1,553	1,171	953	709	11,501	263	11,764
Total expenses	42,015	9,453	5,041	2,149	7,994	1,613	68,265	(1,226)	67,039
Provision for income tax expense (benefit)	791	576	231	64	247	(356)	1,553	(1,252)	301
Adjusted earnings	$2,996	$1,378	$761	$246	$1,008	$(659)	5,730
Adjustments to:
Total revenues							(5,650)
Total expenses							1,226
Provision for income tax (expense) benefit							1,252
Net income (loss)							$2,558		$2,558

At December 31, 2022	U.S.	Asia (2)	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Total assets	$252,559	$150,134	$63,810	$16,765	$149,739	$33,604	$666,611
Separate account assets	$61,030	$8,292	$39,428	$3,314	$33,974	$—	$146,038
Separate account liabilities	$61,030	$8,292	$39,428	$3,314	$33,974	$—	$146,038
__________________
(1)Net investment income from equity method investments represents 5%, 12%, 3% and 6% of segment net investment income for the U.S., Asia, Latin America and MetLife Holdings segments, respectively.
(2)Total assets includes $127.1 billion of assets from the Company’s Japan operations which represents 19% of total assets.

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
(2)Total assets includes $142.7 billion of assets from the Company’s Japan operations which represents 19% of total assets.

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
__________________
(1)Net investment income from equity method investments represents 5%, 12%, 1% and 5% of segment net investment income for the U.S., Asia, Latin America and MetLife Holdings segments, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)
The following table presents total premiums, universal life and investment-type product policy fees and other revenues by major product groups of the Company’s segments, as well as Corporate & Other:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Life insurance	$21,969	$22,872	$21,256
Accident & health insurance	17,453	17,498	15,346
Annuities	16,647	7,499	7,916
Other	1,547	2,515	4,968
Total	$57,616	$50,384	$49,486

The following table presents total premiums, universal life and investment-type product policy fees and other revenues associated with the Company’s U.S. and foreign operations:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
U.S.	$43,319	$35,252	$34,717
Foreign:
Japan	5,532	6,426	6,750
Other	8,765	8,706	8,019
Total	$57,616	$50,384	$49,486
Revenues derived from one U.S. segment customer were $8.1 billion for the year ended December 31, 2022, which represented 14% of consolidated premiums, universal life and investment-type product policy fees and other revenues. The revenue was from a single premium received for a pension risk transfer. Revenues derived from any single customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2021 and 2020.
3. Acquisition and Dispositions
Acquisition
Acquisition of Versant Health
On December 30, 2020, the Company completed its acquisition of all of the issued and outstanding capital stock of Versant Health, Inc. (“Versant Health”), a managed vision care company. Versant Health owns the well-established marketplace brands, Davis Vision and Superior Vision.
Total revenue of Versant Health represented less than 2% of pro forma total revenue of MetLife for the year ended December 31, 2020 when evaluated as though the acquisition had occurred at the beginning of the earliest period presented.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
3. Acquisition and Dispositions (continued)
Disposition of MetLife Poland and Greece
In July 2021, the Company entered into definitive agreements to sell its wholly-owned subsidiaries in Poland and Greece (collectively, “MetLife Poland and Greece”) to NN Group N.V. for $738 million in total consideration, including a pre-closing dividend of $43 million. In January 2022 and April 2022, the Company completed the sales of its wholly-owned subsidiaries in Greece and Poland, respectively. In connection with the sales, a loss of $25 million, net of income tax, was recorded for the year ended December 31, 2022, which was reflected in net investment gains (losses) and resulted in a total loss on the sales of $239 million, net of income tax. MetLife Poland and Greece results of operations are reported in the EMEA segment adjusted earnings through June 30, 2021. See Note 2 for information on accounting for divested business.
MetLife Poland and Greece met the criteria in the second quarter of 2021 to be classified as held-for-sale but did not meet the criteria to be classified as discontinued operations. As a result, the related assets and liabilities are included in the separate held-for-sale line items of the asset and liability sections of the consolidated balance sheet until the quarter in which the disposition was completed.
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
MetLife Poland and Greece income (loss) before provision for income tax as reflected in the consolidated statements of operations was $19 million, $50 million and $30 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
3. Acquisition and Dispositions (continued)
MetLife P&C income (loss) before provision for income tax as reflected in the consolidated statement of operations was $121 million and $399 million for the years ended December 31, 2021 and 2020, respectively.
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
4. Insurance
Insurance Liabilities
Insurance liabilities are comprised of future policy benefits, policyholder account balances and other policy-related balances. Information regarding insurance liabilities by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2022	2021
	(In millions)
U.S.	$171,693	$162,999
Asia	125,523	125,839
Latin America	17,674	15,564
EMEA	10,635	13,031
MetLife Holdings	100,407	102,291
Corporate & Other	1,029	1,221
Total	$426,961	$420,945

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

Participating business represented 2% and 3% of the Company’s life insurance in-force at December 31, 2022 and 2021, respectively. Participating policies represented 11%, 12% and 14% of gross traditional life insurance premiums for the years ended December 31, 2022, 2021 and 2020, respectively.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)
Information regarding the liabilities for guarantees (excluding base policy liabilities and embedded derivatives) relating to annuity and universal and variable life contracts was as follows:

	Annuity Contracts		Universal and Variable Life Contracts
	GMDBs and GMWBs	GMIBs	Secondary Guarantees	Paid-Up Guarantees	Total
	(In millions)
Direct and Assumed:
Balance at January 1, 2020	$465	$894	$3,762	$427	$5,548
Incurred guaranteed benefits (1)	195	240	602	26	1,063
Paid guaranteed benefits	(21)	(5)	(99)	(45)	(170)
Balance at December 31, 2020	639	1,129	4,265	408	6,441
Incurred guaranteed benefits (1)	133	87	(37)	43	226
Paid guaranteed benefits	(29)	(7)	(102)	(47)	(185)
Reclassified to liabilities held-for-sale (2)	—	(32)	—	—	(32)
Balance at December 31, 2021	743	1,177	4,126	404	6,450
Incurred guaranteed benefits (1)	247	(269)	(261)	104	(179)
Paid guaranteed benefits	(39)	(14)	(120)	(44)	(217)
Balance at December 31, 2022	$951	$894	$3,745	$464	$6,054
Ceded:
Balance at January 1, 2020	$—	$10	$349	$281	$640
Incurred guaranteed benefits	(11)	(3)	96	43	125
Paid guaranteed benefits	9	—	(18)	(32)	(41)
Balance at December 31, 2020	(2)	7	427	292	724
Incurred guaranteed benefits	(6)	2	57	30	83
Paid guaranteed benefits	8	—	(33)	(34)	(59)
Reclassified to liabilities held-for-sale (2)	—	—	—	—	—
Balance at December 31, 2021	—	9	451	288	748
Incurred guaranteed benefits	(8)	(1)	29	33	53
Paid guaranteed benefits	8	—	(24)	(32)	(48)
Balance at December 31, 2022	$—	$8	$456	$289	$753
Net:
Balance at January 1, 2020	$465	$884	$3,413	$146	$4,908
Incurred guaranteed benefits	206	243	506	(17)	938
Paid guaranteed benefits	(30)	(5)	(81)	(13)	(129)
Balance at December 31, 2020	641	1,122	3,838	116	5,717
Incurred guaranteed benefits	139	85	(94)	13	143
Paid guaranteed benefits	(37)	(7)	(69)	(13)	(126)
Reclassified to liabilities held-for-sale (2)	—	(32)	—	—	(32)
Balance at December 31, 2021	743	1,168	3,675	116	5,702
Incurred guaranteed benefits	255	(268)	(290)	71	(232)
Paid guaranteed benefits	(47)	(14)	(96)	(12)	(169)
Balance at December 31, 2022	$951	$886	$3,289	$175	$5,301
__________________
(1)Secondary guarantees include the effects of foreign currency translation of ($268) million, ($260) million and $125 million at December 31, 2022, 2021 and 2020, respectively.
(2)See Note 3 for information on the Company’s business dispositions.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)
Information regarding the Company’s guarantee exposure, which includes direct and assumed business, but excludes offsets from hedging or ceded reinsurance, if any, was as follows at:

	December 31,
	2022				2021
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts:
Variable Annuity Guarantees:
Total account value (1), (2), (3)	$46,345		$16,953		$62,281		$23,121
Separate account value (1)	$30,066		$15,584		$42,043		$21,508
Net amount at risk (2)	$5,338	(4)	$433	(5)	$1,490	(4)	$500	(5)
Average attained age of contractholders	68 years		68 years		68 years		66 years
Other Annuity Guarantees:
Total account value (1), (3)	N/A		$4,101		N/A		$5,002
Net amount at risk	N/A		$188	(6)	N/A		$196	(6)
Average attained age of contractholders	N/A		57 years		N/A		56 years

	December 31,
	2022		2021
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts:
Total account value (1), (3)	$11,948	$2,570	$13,678	$2,694
Net amount at risk (7)	$80,623	$11,824	$78,762	$12,657
Average attained age of policyholders	55 years	67 years	55 years	66 years
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
Guarantees — Separate Accounts
Account balances of contracts with guarantees were invested in separate account asset classes as follows at:

	December 31,
	2022	2021
	(In millions)
Fund Groupings:
Equity	$20,875	$29,346
Balanced	12,657	17,393
Bond	4,036	5,041
Money Market	305	218
Total	$37,873	$51,998
Obligations Under Funding Agreements
The Company issues fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain unconsolidated special purpose entities that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. For the years ended December 31, 2022, 2021 and 2020, the Company issued $48.5 billion, $40.8 billion and $40.4 billion, respectively, and repaid $47.4 billion, $41.2 billion and $36.7 billion, respectively, of such funding agreements. At December 31, 2022 and 2021, liabilities for funding agreements outstanding, which are included in policyholder account balances, were $40.7 billion and $39.5 billion, respectively.
Certain of the Company’s subsidiaries are members of FHLBNY. Holdings of common stock of FHLBNY, included in other invested assets, were $729 million and $769 million at December 31, 2022 and 2021, respectively.
Certain subsidiaries have also entered into funding agreements with FHLBNY and a subsidiary of the Federal Agricultural Mortgage Corporation, a federally chartered instrumentality of the U.S. (“Farmer Mac”). The liability for such funding agreements is included in policyholder account balances. Information related to such funding agreements was as follows at:

	Liability		Collateral
	December 31,
	2022	2021	2022		2021
	(In millions)
FHLBNY (1)	$14,940	$15,750	$17,857	(2)	$17,981	(2)
Farmer Mac (3)	$2,050	$2,050	$2,148		$2,159
__________________
(1)Represents funding agreements issued to FHLBNY in exchange for cash and for which it has been granted a lien on certain assets, some of which are in the custody of FHLBNY, including residential mortgage-backed securities (“RMBS”), to collateralize obligations under such funding agreements. The applicable subsidiary of the Company is permitted to withdraw any portion of the collateral in the custody of FHLBNY as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by such subsidiary, FHLBNY’s recovery on the collateral is limited to the amount of such subsidiary’s liability to FHLBNY.
(2)Advances are collateralized primarily by mortgage-backed securities presented at estimated fair value. The remaining collateral is mortgage loans presented at carrying value.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)
Liabilities for Unpaid Claims and Claim Expenses
The following is information about incurred and paid claims development by segment at December 31, 2022. Such amounts are presented net of reinsurance, and are not discounted. The tables present claims development and cumulative claim payments by incurral year. The development tables are only presented for significant short-duration product liabilities within each segment. In order to eliminate potential fluctuations related to foreign exchange rates, liabilities and payments denominated in a foreign currency have been translated using the 2022 year end spot rates for all periods presented. The information about incurred and paid claims development prior to 2022 is presented as supplementary information.
U.S.
Group Life - Term

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance										At December 31, 2022
	Years Ended December 31,										Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Dollars in millions)
2013	$6,637	$6,713	$6,719	$6,720	$6,730	$6,720	$6,723	$6,724	$6,726	$6,726	$1	213,283
2014		6,986	6,919	6,913	6,910	6,914	6,919	6,920	6,918	6,920	1	216,148
2015			7,040	7,015	7,014	7,021	7,024	7,025	7,026	7,026	1	218,782
2016				7,125	7,085	7,095	7,104	7,105	7,104	7,107	2	220,671
2017					7,432	7,418	7,425	7,427	7,428	7,428	3	263,546
2018						7,757	7,655	7,646	7,650	7,651	6	251,446
2019							7,935	7,900	7,907	7,917	11	252,015
2020								8,913	9,367	9,389	23	297,022
2021									10,555	10,795	64	327,725
2022										9,640	1,129	276,784
Total										80,599
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										(77,480)
All outstanding liabilities for incurral years prior to 2013, net of reinsurance										22
Total unpaid claims and claim adjustment expenses, net of reinsurance										$3,141

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	(Unaudited)
Incurral Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(In millions)
2013	$5,216	$6,614	$6,664	$6,678	$6,711	$6,715	$6,720	$6,721	$6,723	$6,724
2014		5,428	6,809	6,858	6,869	6,902	6,912	6,915	6,916	6,917
2015			5,524	6,913	6,958	6,974	7,008	7,018	7,022	7,024
2016				5,582	6,980	7,034	7,053	7,086	7,096	7,100
2017					5,761	7,292	7,355	7,374	7,400	7,414
2018						6,008	7,521	7,578	7,595	7,629
2019							6,178	7,756	7,820	7,853
2020								6,862	9,103	9,242
2021									8,008	10,476
2022										7,101
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										$77,480
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration at December 31, 2022:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Group Life - Term	76.8%	20.8%	0.8%	0.3%	0.5%	0.1%	0.1%	—%	—%	—%

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)
Group Long-Term Disability

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance										At December 31, 2022
	Years Ended December 31,										Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Dollars in millions)
2013	$1,008	$1,027	$1,032	$1,049	$1,070	$1,069	$1,044	$1,032	$1,025	$1,027	$—	21,139
2014		1,076	1,077	1,079	1,101	1,109	1,098	1,097	1,081	1,078	—	22,853
2015			1,082	1,105	1,093	1,100	1,087	1,081	1,067	1,086	—	21,216
2016				1,131	1,139	1,159	1,162	1,139	1,124	1,123	—	17,973
2017					1,244	1,202	1,203	1,195	1,165	1,181	—	16,328
2018						1,240	1,175	1,163	1,147	1,170	—	15,214
2019							1,277	1,212	1,169	1,177	—	15,392
2020								1,253	1,223	1,155	6	15,719
2021									1,552	1,608	43	19,189
2022										1,695	760	9,970
Total										12,300
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										(6,251)
All outstanding liabilities for incurral years prior to 2013, net of reinsurance										1,496
Total unpaid claims and claim adjustment expenses, net of reinsurance										$7,545

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	(Unaudited)
Incurral Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(In millions)
2013	$43	$234	$382	$475	$551	$622	$676	$722	$764	$798
2014		51	266	428	526	609	677	732	778	818
2015			50	264	427	524	601	665	718	764
2016				49	267	433	548	628	696	750
2017					56	290	476	579	655	719
2018						54	314	497	594	666
2019							57	342	522	620
2020								59	355	535
2021									95	505
2022										76
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										$6,251
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration at December 31, 2022:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Group Long-Term Disability	4.8%	21.7%	15.2%	9.0%	7.0%	6.1%	5.0%	4.3%	3.9%	3.3%
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
For Group Life - Term, first year incurred claims and allocated loss adjustment expenses decreased in 2022 compared to the 2021 incurral year due to the decline in COVID-19 claims. For Group Long-Term Disability, first year incurred claims and allocated loss adjustment expenses increased in 2022 compared to 2021 incurral year due to the growth in the size of the business.
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
The liabilities for Group Long-Term Disability unpaid claims and claim adjustment expenses were $6.5 billion and $6.2 billion at December 31, 2022 and 2021, respectively. Using interest rates ranging from 3% to 8%, based on the incurral year, the total discount applied to these liabilities was $1.2 billion and $1.1 billion at December 31, 2022 and 2021, respectively. The amount of interest accretion recognized was $461 million, $518 million and $452 million for the years ended December 31, 2022, 2021 and 2020, respectively. These amounts were reflected in policyholder benefits and claims.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)
Asia
Group Disability & Group Life

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance										At December 31, 2022
	Years Ended December 31,										Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Dollars in millions)
2013	$129	$130	$151	$146	$145	$153	$153	$156	$157	$155	$5	6,597
2014		257	241	222	222	233	229	230	230	224	8	6,865
2015			243	232	235	229	239	241	245	241	13	6,792
2016				203	206	195	208	210	215	216	19	4,707
2017					263	244	252	270	277	272	30	5,619
2018						321	293	305	315	309	56	5,982
2019							347	324	339	335	79	5,966
2020								385	359	331	127	5,030
2021									367	382	211	5,659
2022										487	399	3,461
Total										2,952
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										(2,006)
All outstanding liabilities for incurral years prior to 2013, net of reinsurance										11
Total unpaid claims and claim adjustment expenses, net of reinsurance										$957

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	(Unaudited)
Incurral Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(In millions)
2013	$38	$86	$105	$118	$129	$142	$138	$146	$149	$150
2014		60	125	156	175	197	198	208	213	216
2015			71	134	167	180	204	218	225	229
2016				57	117	134	167	181	190	197
2017					77	138	183	224	240	242
2018						84	155	209	243	252
2019							93	170	221	257
2020								85	153	203
2021									77	171
2022										89
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										$2,006
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration at December 31, 2022:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Group Disability & Group Life	25.4%	25.3%	14.0%	10.6%	7.0%	3.9%	2.0%	3.0%	1.6%	0.6%
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
The liabilities for unpaid claims and claim adjustment expenses were $1.3 billion and $1.2 billion at December 31, 2022 and 2021, respectively. These amounts were discounted using interest rates ranging from 1% to 7%, based on the incurral year. The total discount applied to these liabilities was $118 million and $73 million at December 31, 2022 and 2021, respectively. The amount of interest accretion recognized was $22 million for both the years ended December 31, 2022 and 2021, and $24 million for the year ended December 31, 2020. These amounts were reflected in policyholder benefits and claims.
The Company tracks claim frequency by the number of reported claims as identified by a unique claim number assigned to individual claimants. Claim counts include claims that do not ultimately result in a liability. A liability is only established for those claims that are expected to result in a liability, based on historical factors.
Latin America
Protection Life

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance										At December 31, 2022
	Years Ended December 31,										Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Dollars in millions)
2013	$152	$215	$221	$222	$221	$223	$224	$224	$224	$216	$—	30,204
2014		229	350	360	328	332	332	333	333	324	—	38,375
2015			300	431	401	406	406	407	401	391	—	44,496
2016				318	416	427	434	435	436	426	—	38,800
2017					327	319	319	318	318	308	—	30,819
2018						305	295	293	294	292	1	29,563
2019							329	301	304	301	2	32,017
2020								497	498	502	10	42,318
2021									632	550	34	51,077
2022										436	163	30,066
Total										3,746
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										(3,347)
All outstanding liabilities for incurral years prior to 2013, net of reinsurance										6
Total unpaid claims and claim adjustment expenses, net of reinsurance										$405

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	(Unaudited)
Incurral Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(In millions)
2013	$149	$208	$212	$213	$212	$214	$216	$217	$218	$210
2014		204	306	311	314	318	320	321	323	314
2015			244	345	366	373	379	382	383	373
2016				225	402	421	429	431	434	427
2017					194	291	307	310	314	305
2018						153	261	272	277	274
2019							171	260	280	278
2020								216	431	442
2021									326	456
2022										268
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										$3,347
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration at December 31, 2022:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Protection Life	58.3%	32.3%	4.0%	1.0%	0.5%	—%	—%	(0.5)%	(1.1)%	(4.0)%
Protection Health

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance										At December 31, 2022
	Years Ended December 31,										Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Dollars in millions)
2013	$227	$256	$258	$259	$256	$256	$256	$256	$256	$257	$—	104,402
2014		236	262	264	262	261	261	262	262	263	—	98,132
2015			203	230	232	231	230	231	231	231	—	87,596
2016				266	306	303	303	303	303	304	—	106,665
2017					385	358	359	358	358	358	—	121,591
2018						412	433	410	409	409	—	144,503
2019							137	179	173	172	1	132,150
2020								497	488	486	5	149,147
2021									638	641	13	167,881
2022										696	67	140,625
Total										3,817
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										(3,679)
All outstanding liabilities for incurral years prior to 2013, net of reinsurance										1
Total unpaid claims and claim adjustment expenses, net of reinsurance										$139

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	(Unaudited)
Incurral Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(In millions)
2013	$227	$256	$258	$259	$256	$256	$256	$256	$256	$257
2014		234	260	263	259	259	259	259	259	260
2015			203	230	229	230	230	230	231	231
2016				250	299	302	302	303	303	304
2017					314	354	356	356	357	358
2018						352	401	404	405	407
2019							115	163	166	169
2020								420	475	480
2021									564	624
2022										589
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										$3,679
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration at December 31, 2022:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Protection Health	84.7%	13.4%	0.8%	0.2%	—%	0.1%	0.1%	0.1%	0.2%	0.2%
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
For Protection Health products, claim duration can be very long due to the multiple incidences that may occur over time for a single claim. Depending on the characteristics of the product, the number of claims reported per year may or may not be based on the original claim occurrence date for each individual claim. For Protection Life products, claims are based upon individual death claims.
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

	December 31, 2022
	(In millions)
Short-Duration:
Unpaid claims and allocated claims adjustment expenses, net of reinsurance:
U.S.:
Group Life - Term	$3,141
Group Long-Term Disability	7,545
Total		$10,686
Asia - Group Disability & Group Life		957
Latin America:
Protection Life	405
Protection Health	139
Total		544
Other insurance lines - all segments combined		1,938
Total unpaid claims and allocated claims adjustment expenses, net of reinsurance		14,125

Reinsurance recoverables on unpaid claims:
U.S.:
Group Life - Term	8
Group Long-Term Disability	205
Total		213
Asia - Group Disability & Group Life		427
Latin America:
Protection Life	11
Protection Health	18
Total		29
Other insurance lines - all segments combined		289
Total reinsurance recoverable on unpaid claims		958
Total unpaid claims and allocated claims adjustment expense		15,083
Unallocated claims adjustment expenses		3
Discounting		(1,326)
Liability for unpaid claims and claim adjustment liabilities - short-duration		13,760
Liability for unpaid claims and claim adjustment liabilities - all long-duration lines		6,653
Total liability for unpaid claims and claim adjustment expense (included in future policy benefits and other policy-related balances)		$20,413

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Balance at January 1,	$20,013	$18,591	$19,216
Less: Reinsurance recoverables	3,121	2,417	2,377
Net balance at January 1,	16,892	16,174	16,839
Incurred related to:
Current year	27,285	28,270	27,272
Prior years (1)	766	934	192
Total incurred	28,051	29,204	27,464
Paid related to:
Current year	(20,051)	(21,111)	(20,230)
Prior years	(7,395)	(7,256)	(6,241)
Total paid	(27,446)	(28,367)	(26,471)
Reclassified to liabilities held-for-sale (2)	—	(55)	(1,658)
Dispositions (2)	—	(64)	—
Net balance at December 31,	17,497	16,892	16,174
Add: Reinsurance recoverables	2,916	3,121	2,417
Balance at December 31,	$20,413	$20,013	$18,591
__________________
(1)For the years ended December 31, 2022, 2021 and 2020, incurred claim activity and claim adjustment expenses associated with prior years increased due to events incurred in prior years but reported in the current year. The increases in both 2022 and 2021 incurred claim activity and claim adjustment expenses associated with prior years is primarily due to the impacts related to the COVID-19 pandemic, partially offset by additional premiums recorded for experience-rated contracts that are not reflected in the table above.
(2)See Note 3 for information on the Company’s business dispositions.
Separate Accounts
Separate account assets and liabilities include two categories of account types: pass-through separate accounts totaling $108.9 billion and $134.4 billion at December 31, 2022 and 2021, respectively, for which the policyholder assumes all investment risk, and separate accounts for which the Company contractually guarantees either a minimum return or account value to the policyholder which totaled $37.1 billion and $45.5 billion at December 31, 2022 and 2021, respectively. The latter category consisted primarily of guaranteed interest contracts (“GICs”). The average interest rate credited on these contracts was 2.49% and 2.18% at December 31, 2022 and 2021, respectively.

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)
Information regarding DAC and VOBA was as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
DAC:
Balance at January 1,	$13,643	$13,446	$14,790
Capitalizations	2,558	2,718	3,013
Amortization related to:
Net investment gains (losses) and net derivative gains (losses)	105	(100)	(152)
Other expenses	(1,920)	(2,268)	(2,773)
Total amortization	(1,815)	(2,368)	(2,925)
Unrealized investment gains (losses)	7,166	811	(1,312)
Effect of foreign currency translation and other	(688)	(861)	76
Reclassified to assets held-for-sale (1)	—	(103)	(196)
Balance at December 31,	20,864	13,643	13,446
VOBA:
Balance at January 1,	2,418	2,943	3,043
Amortization related to:
Net investment gains (losses) and net derivative gains (losses)	—	—	(2)
Other expenses	(116)	(187)	(233)
Total amortization	(116)	(187)	(235)
Unrealized investment gains (losses)	17	11	(4)
Effect of foreign currency translation and other	(200)	(314)	139
Reclassified to assets held-for-sale (1)	—	(35)	—
Balance at December 31,	2,119	2,418	2,943
Total DAC and VOBA:
Balance at December 31,	$22,983	$16,061	$16,389
__________________
(1)See Note 3 for information on the Company’s dispositions.
Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2022	2021
	(In millions)
U.S.	$459	$440
Asia	13,384	9,339
Latin America	2,211	2,021
EMEA	1,593	1,623
MetLife Holdings	5,308	2,607
Corporate & Other	28	31
Total	$22,983	$16,061

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)
Information regarding other intangibles was as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
DSI:
Balance at January 1,	$107	$108	$158
Capitalization	3	—	6
Amortization	(32)	(14)	(37)
Unrealized investment gains (losses)	59	20	(18)
Effect of foreign currency translation and other	(2)	(7)	(1)
Balance at December 31,	$135	$107	$108

VODA and VOCRA:
Balance at January 1,	$972	$1,099	$335
Acquisitions (1)	—	—	814
Amortization	(92)	(100)	(41)
Effect of foreign currency translation and other	(4)	(27)	(9)
Balance at December 31,	$876	$972	$1,099
Accumulated amortization	$667	$575	$475

Negative VOBA:
Balance at January 1,	$623	$738	$750
Amortization	(41)	(34)	(45)
Effect of foreign currency translation and other	(63)	(81)	33
Balance at December 31,	$519	$623	$738
Accumulated amortization	$3,383	$3,342	$3,308
__________________
(1)Primarily related to the acquisition of Versant Health. See Note 3.
The estimated future amortization expense (credit) to be reported in other expenses for the next five years is as follows:

	VOBA	VODA and VOCRA	Negative VOBA
	(In millions)
2023	$155	$86	$(30)
2024	$161	$84	$(29)
2025	$153	$82	$(28)
2026	$144	$80	$(26)
2027	$133	$78	$(25)
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
U.S.
For its Group Benefits business, the Company generally retains most of the risk, with the exception of its Group Term Life business and certain client arrangements.
The Company reinsures an 80% quota share of its Group Term Life business for capital management purposes. The majority of the Company’s other reinsurance activity within this business relates to client agreements for employer sponsored captive programs, risk-sharing agreements and multinational pooling. The risks ceded under these agreements are generally quota shares of group life and disability policies. The cessions vary and the Company may cede up to 100% of all the risks of the policies.
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
Reinsurance Recoverables
The Company reinsures its business through a diversified group of well-capitalized reinsurers. The Company analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with its reinsurers. The Company monitors ratings and evaluates the financial strength of its reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at December 31, 2022 and 2021, were not significant. A U.S. life insurance subsidiary of the Company also secured collateral from its counterparties to mitigate counterparty default risk related to its longevity reinsurance agreements.
The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $3.9 billion and $3.6 billion of unsecured reinsurance recoverable balances at December 31, 2022 and 2021, respectively.
At December 31, 2022, the Company had $6.1 billion of net ceded reinsurance recoverables. Of this total, $4.2 billion, or 69%, were with the Company’s five largest ceded reinsurers, including $2.4 billion of net ceded reinsurance recoverables which were unsecured. At December 31, 2021, the Company had $6.3 billion of net ceded reinsurance recoverables. Of this total, $4.1 billion, or 65%, were with the Company’s five largest ceded reinsurers, including $1.9 billion of net ceded reinsurance recoverables which were unsecured.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
6. Reinsurance (continued)
The amounts on the consolidated statements of operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Premiums
Direct premiums	$48,503	$41,259	$42,201
Reinsurance assumed	3,037	2,907	2,032
Reinsurance ceded	(2,143)	(2,157)	(2,199)
Net premiums	$49,397	$42,009	$42,034
Universal life and investment-type product policy fees
Direct universal life and investment-type product policy fees	$6,004	$6,271	$6,122
Reinsurance assumed	76	45	50
Reinsurance ceded	(495)	(560)	(569)
Net universal life and investment-type product policy fees	$5,585	$5,756	$5,603
Policyholder benefits and claims
Direct policyholder benefits and claims	$50,436	$44,035	$42,221
Reinsurance assumed	2,612	2,570	1,745
Reinsurance ceded	(2,436)	(2,651)	(2,505)
Net policyholder benefits and claims	$50,612	$43,954	$41,461
Other expenses
Direct other expenses	$12,013	$12,450	$13,013
Reinsurance assumed	285	375	371
Reinsurance ceded	(264)	(239)	(234)
Net other expenses	$12,034	$12,586	$13,150
The amounts on the consolidated balance sheets include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

	December 31,
	2022				2021
	Direct	Assumed	Ceded	Total Balance Sheet	Direct	Assumed	Ceded	Total Balance Sheet
	(In millions)
Assets
Premiums, reinsurance and other receivables	$5,481	$1,505	$10,475	$17,461	$4,929	$1,789	$10,431	$17,149
Deferred policy acquisition costs and value of business acquired	22,889	370	(276)	22,983	16,151	227	(317)	16,061
Total assets	$28,370	$1,875	$10,199	$40,444	$21,080	$2,016	$10,114	$33,210
Liabilities
Future policy benefits	$200,355	$3,873	$—	$204,228	$195,915	$3,806	$—	$199,721
Policyholder account balances	203,013	69	—	203,082	203,391	82	—	203,473
Other policy-related balances	18,472	1,183	(4)	19,651	16,380	1,368	3	17,751
Other liabilities	18,700	2,007	5,273	25,980	15,519	2,139	4,880	22,538
Total liabilities	$440,540	$7,132	$5,269	$452,941	$431,205	$7,395	$4,883	$443,483

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
6. Reinsurance (continued)
Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on reinsurance were $1.9 billion and $1.8 billion at December 31, 2022 and 2021, respectively. The deposit liabilities on reinsurance were $1.4 billion at both December 31, 2022 and 2021.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
7. Closed Block (continued)
Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	December 31,
	2022	2021
	(In millions)
Closed Block Liabilities
Future policy benefits	$37,214	$38,046
Other policy-related balances	273	290
Policyholder dividends payable	181	253
Policyholder dividend obligation	—	1,682
Deferred income tax liability	—	210
Other liabilities	455	263
Total closed block liabilities	38,123	40,744
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	19,648	25,669
Equity securities, at estimated fair value	13	21
Mortgage loans	6,564	6,417
Policy loans	4,084	4,191
Real estate and real estate joint ventures	635	565
Other invested assets	692	535
Total investments	31,636	37,398
Cash and cash equivalents	437	126
Accrued investment income	375	384
Premiums, reinsurance and other receivables	52	50
Current income tax recoverable	88	81
Deferred income tax asset	423	—
Total assets designated to the closed block	33,011	38,039
Excess of closed block liabilities over assets designated to the closed block	5,112	2,705
AOCI:
Unrealized investment gains (losses), net of income tax	(1,357)	2,562
Unrealized gains (losses) on derivatives, net of income tax	262	107
Allocated to policyholder dividend obligation, net of income tax	—	(1,329)
Total amounts included in AOCI	(1,095)	1,340
Maximum future earnings to be recognized from closed block assets and liabilities	$4,017	$4,045
Information regarding the closed block policyholder dividend obligation was as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Balance at January 1,	$1,682	$2,969	$2,020
Change in unrealized investment and derivative gains (losses)	(1,682)	(1,287)	949
Balance at December 31,	$—	$1,682	$2,969

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
7. Closed Block (continued)
Information regarding the closed block revenues and expenses was as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Revenues
Premiums	$1,104	$1,298	$1,498
Net investment income	1,382	1,541	1,596
Net investment gains (losses)	(51)	(36)	(25)
Net derivative gains (losses)	33	18	(17)
Total revenues	2,468	2,821	3,052
Expenses
Policyholder benefits and claims	1,890	2,150	2,330
Policyholder dividends	453	621	791
Other expenses	90	96	104
Total expenses	2,433	2,867	3,225
Revenues, net of expenses before provision for income tax expense (benefit)	35	(46)	(173)
Provision for income tax expense (benefit)	7	(10)	(36)
Revenues, net of expenses and provision for income tax expense (benefit)	$28	$(36)	$(137)
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
The recognition of income on certain investments (e.g. structured securities, including mortgage-backed securities, asset-backed securities and collateralized loan obligations (“ABS & CLO”), certain structured investment transactions and FVO Securities) is dependent upon certain factors such as prepayments and defaults, and changes in such factors could result in changes in amounts to be earned.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)
Fixed Maturity Securities AFS
Fixed Maturity Securities AFS by Sector
The following table presents fixed maturity securities AFS by sector. U.S. corporate and foreign corporate sectors include redeemable preferred stock. RMBS includes agency, prime, prime investor, non-qualified residential mortgage, alternative, reperforming and sub-prime mortgage-backed securities. ABS & CLO includes securities collateralized by consumer loans, corporate loans and broadly syndicated bank loans. Municipals includes taxable and tax-exempt revenue bonds and, to a much lesser extent, general obligations of states, municipalities and political subdivisions. Commercial mortgage-backed securities (“CMBS”) primarily includes securities collateralized by multiple commercial mortgage loans. RMBS, ABS & CLO and CMBS are, collectively, “Structured Products.”

	December 31,
	2022					2021
	Amortized Cost		Gross Unrealized		Estimated Fair Value	Amortized Cost		Gross Unrealized (1)		Estimated Fair Value
Sector		Allowance for Credit Loss	Gains	Losses			Allowance for Credit Loss	Gains	Losses
	(In millions)
U.S. corporate	$88,466	$(29)	$1,133	$9,540	$80,030	$82,694	$(30)	$10,651	$281	$93,034
Foreign corporate	59,696	(5)	1,213	8,332	52,572	59,124	(28)	5,275	731	63,640
Foreign government	50,047	(130)	1,876	5,046	46,747	56,848	(19)	5,603	823	61,609
U.S. government and agency	35,658	—	431	3,860	32,229	41,068	—	5,807	276	46,599
RMBS	29,496	—	187	3,518	26,165	29,152	—	1,440	188	30,404
ABS & CLO	17,991	—	23	1,192	16,822	18,443	—	185	59	18,569
Municipals	13,548	—	317	1,713	12,152	11,761	—	2,464	13	14,212
CMBS	11,123	(19)	59	1,100	10,063	11,794	(14)	476	49	12,207
Total fixed maturity securities AFS	$306,025	$(183)	$5,239	$34,301	$276,780	$310,884	$(91)	$31,901	$2,420	$340,274
__________________
(1)Excludes gross unrealized gains (losses) related to assets held-for-sale; these unrealized gains (losses) are included in AOCI as no component of equity is held-for-sale. See Note 3 for information on the Company’s business dispositions.
The Company held non-income producing fixed maturity securities AFS with an estimated fair value of $82 million and $22 million at December 31, 2022 and December 31, 2021, respectively, with unrealized gains (losses) of ($3) million and $8 million at December 31, 2022 and December 31, 2021, respectively.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)
Maturities of Fixed Maturity Securities AFS
The amortized cost, net of ACL, and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at December 31, 2022:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost, net of ACL	$8,235	$50,977	$54,016	$134,023	$58,591	$305,842
Estimated fair value	$8,131	$49,344	$50,498	$115,757	$53,050	$276,780
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

	December 31,
	2022				2021
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
Sector & Credit Quality	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses (1)	Estimated Fair Value	Gross Unrealized Losses (1)
	(Dollars in millions)
U.S. corporate	$55,210	$7,573	$6,484	$1,965	$8,076	$165	$1,499	$116
Foreign corporate	31,932	5,999	8,956	2,332	10,011	404	2,834	327
Foreign government	16,568	2,170	8,308	2,874	7,812	319	5,377	502
U.S. government and agency	20,436	2,784	4,177	1,076	14,419	138	1,571	138
RMBS	16,223	1,890	6,650	1,628	10,363	158	417	30
ABS & CLO	10,924	712	4,326	480	8,150	39	804	20
Municipals	7,277	1,514	482	199	524	10	65	3
CMBS	6,890	764	2,037	335	2,664	31	657	18
Total fixed maturity securities AFS	$165,460	$23,406	$41,420	$10,889	$62,019	$1,264	$13,224	$1,154
Investment grade	$157,654	$22,713	$38,785	$10,298	$58,358	$1,123	$12,022	$1,025
Below investment grade	7,806	693	2,635	591	3,661	141	1,202	129
Total fixed maturity securities AFS	$165,460	$23,406	$41,420	$10,889	$62,019	$1,264	$13,224	$1,154
Total number of securities in an unrealized loss position	15,204		4,303		4,774		979
__________________
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
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL increased $31.9 billion for the year ended December 31, 2022 to $34.3 billion primarily due to increases in interest rates, widening credit spreads, and the impact of weakening foreign currencies on certain non-functional currency denominated fixed maturity securities.
Gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater were $10.9 billion at December 31, 2022, or 32% of the total gross unrealized losses on securities without an ACL.
Investment Grade Fixed Maturity Securities AFS
Of the $10.9 billion of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $10.3 billion, or 95%, were related to 3,875 investment grade securities. Unrealized losses on investment grade securities are principally related to widening credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities AFS
Of the $10.9 billion of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $591 million, or 5%, were related to 428 below investment grade securities. Unrealized losses on below investment grade securities are principally related to U.S. corporate and foreign corporate securities (primarily transportation, consumer and communications) and foreign government securities. These unrealized losses are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty, as well as, with respect to fixed-rate securities, rising interest rates since purchase. Management evaluates U.S. corporate and foreign corporate securities based on several factors such as expected cash flows, financial condition and near-term and long-term prospects of the issuers. Management evaluates foreign government securities based on factors impacting the issuers such as expected cash flows, financial condition of the issuers and any country specific economic conditions or public sector programs to restructure foreign government securities.
Current Period Evaluation
At December 31, 2022, with respect to securities in an unrealized loss position without an ACL, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Based on the Company’s current evaluation of its securities in an unrealized loss position without an ACL, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at December 31, 2022.
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

	U.S. Corporate	Foreign Corporate	Foreign Government	CMBS	Total
Year Ended December 31, 2022	(In millions)
Balance at January 1,	$30	$28	$19	$14	$91
ACL not previously recorded	13	67	207	5	292
Changes for securities with previously recorded ACL	17	2	(48)	—	(29)
Securities sold or exchanged	(9)	(93)	(37)	—	(139)
Dispositions	—	—	—	—	—
Effect of foreign currency translation	—	1	(11)	—	(10)
Write-offs	(22)	—	—	—	(22)
Balance at December 31,	$29	$5	$130	$19	$183

	U.S. Corporate	Foreign Corporate	Foreign Government	CMBS	Total
Year Ended December 31, 2021	(In millions)
Balance at January 1,	$44	$16	$21	$—	$81
ACL not previously recorded	48	26	—	11	85
Changes for securities with previously recorded ACL	3	(4)	—	3	2
Securities sold or exchanged	(52)	(10)	—	—	(62)
Dispositions (1)	—	—	(2)	—	(2)
Effect of foreign currency translation	—	—	—	—	—
Write-offs	(13)	—	—	—	(13)
Balance at December 31,	$30	$28	$19	$14	$91
__________________
(1)In connection with the disposition of MetLife Seguros, ACL was reduced by $2 million for the year ended December 31, 2021. See Note 3 for additional information on the Company’s business dispositions.
Equity Securities
The following table presents equity securities by security type. Common stock includes common stock, exchange traded funds, mutual funds and real estate investment trusts.

	December 31,
	2022			2021
	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Security Type
		(In millions)
Common stock	$1,347	$195	$1,542	$784	$295	$1,079
Non-redeemable preferred stock	148	(6)	142	189	1	190
Total	$1,495	$189	$1,684	$973	$296	$1,269
__________________
(1)Represents cumulative changes in estimated fair value, recognized in earnings, and not in OCI.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)
Contractholder-Directed Equity Securities and FVO Securities
The following table presents these investments by asset type. Unit-linked investments are primarily equity securities (including mutual funds). FVO Securities includes fixed maturity and equity securities to support asset and liability management strategies for certain insurance products and investments in certain separate accounts.

	December 31,
	2022			2021
	Cost or Amortized Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost or Amortized Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Asset Type
		(In millions)
Unit-linked investments	$7,945	$288	$8,233	$8,643	$1,897	$10,540
FVO Securities	1,161	274	1,435	1,243	359	1,602
Total	$9,106	$562	$9,668	$9,886	$2,256	$12,142
__________________
(1)Represents cumulative changes in estimated fair value, recognized in earnings, and not in OCI.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	December 31,
	2022		2021
Portfolio Segment	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$52,502	62.7%	$50,553	63.7%
Agricultural	19,306	23.0	18,111	22.8
Residential	12,482	14.9	11,196	14.1
Total amortized cost	84,290	100.6	79,860	100.6
Allowance for credit loss	(527)	(0.6)	(634)	(0.8)
Subtotal mortgage loans, net	83,763	100.0	79,226	99.8
Residential — FVO	—	—	127	0.2
Total mortgage loans, net	$83,763	100.0%	$79,353	100.0%
The Company elects the FVO for certain residential mortgage loans that are managed on a total return basis, with changes in estimated fair value included in net investment income. See Note 10 for further information.
The amount of net (discounts) premiums and deferred (fees) expenses, included within total amortized cost, primarily attributable to residential mortgage loans was ($744) million and ($759) million at December 31, 2022 and 2021, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at December 31, 2022 was $219 million, $176 million, and $81 million, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at December 31, 2021 was $180 million, $161 million and $86 million, respectively.
Purchases of mortgage loans, consisting primarily of residential mortgage loans, were $3.1 billion, $1.8 billion and $3.3 billion for the years ended December 31, 2022, 2021 and 2020, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)
See “— Real Estate and Real Estate Joint Ventures” for the carrying value of wholly-owned real estate acquired through foreclosure. In addition, for the year ended December 31, 2022, the Company contributed commercial mortgage loans with an amortized cost of $489 million to joint ventures in anticipation of subsequent foreclosure or deed-in-lieu of foreclosure transactions. During the year, the joint ventures completed foreclosure or deed-in-lieu of foreclosure transactions on loans with an amortized cost of $467 million. The real estate collateralizing these foreclosures or deed-in-lieu of foreclosures had an estimated fair value in excess of amortized cost. As a result of the excess of estimated fair value of the collateral over the amortized cost of the commercial mortgage loans, upon consummating the foreclosures or deed-in-lieu of foreclosure transactions, the joint ventures recognized a gain, of which the Company recognized its pro-rata share of $34 million within net investment gains (losses).
Rollforward of Allowance for Credit Loss for Mortgage Loans by Portfolio Segment
The rollforward of ACL for mortgage loans, by portfolio segment, is as follows:

	Years Ended December 31,
	2022				2021				2020
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance at January 1,	$340	$88	$206	$634	$252	$106	$232	$590	$246	$52	$55	$353
Adoption of credit loss guidance	—	—	—	—	—	—	—	—	(118)	35	161	78
Provision (release)	(2)	53	(8)	43	88	6	(27)	67	124	22	30	176
Initial credit losses on PCD loans (1)	—	—	—	—	—	—	3	3	—	—	18	18
Charge-offs, net of recoveries	(120)	(22)	(8)	(150)	—	(24)	(2)	(26)	—	(2)	(32)	(34)
HFS transfer	—	—	—	—	—	—	—	—	—	(1)	—	(1)
Balance at December 31,	$218	$119	$190	$527	$340	$88	$206	$634	$252	$106	$232	$590
__________________
(1)Represents the initial credit losses on purchased mortgage loans accounted for as PCD.
Allowance for Credit Loss Methodology
The Company records an allowance for expected lifetime credit loss in earnings within net investment gains (losses) in an amount that represents the portion of the amortized cost basis of mortgage loans that the Company does not expect to collect, resulting in mortgage loans being presented at the net amount expected to be collected. In determining the Company’s ACL, management applies significant judgment to estimate expected lifetime credit loss, including: (i) pooling mortgage loans that share similar risk characteristics, (ii) considering expected lifetime credit loss over the contractual term of its mortgage loans adjusted for expected prepayments and any extensions, and (iii) considering past events and current and forecasted economic conditions. Each of the Company’s commercial, agricultural and residential mortgage loan portfolio segments are evaluated separately. The ACL is calculated for each mortgage loan portfolio segment based on inputs unique to each loan portfolio segment. On a quarterly basis, mortgage loans within a portfolio segment that share similar risk characteristics, such as internal risk ratings or consumer credit scores, are pooled for calculation of ACL. On an ongoing basis, mortgage loans with dissimilar risk characteristics (i.e., loans with significant declines in credit quality), collateral dependent mortgage loans (i.e., when the borrower is experiencing financial difficulty, including when foreclosure is reasonably possible or probable) and reasonably expected TDRs (i.e., the Company grants concessions to a borrower that is experiencing financial difficulties) are evaluated individually for credit loss. The ACL for loans evaluated individually are established using the same methodologies for all three portfolio segments. For example, the ACL for a collateral dependent loan is established as the excess of amortized cost over the estimated fair value of the loan’s underlying collateral, less selling cost when foreclosure is probable. Accordingly, the change in the estimated fair value of collateral dependent loans, which are evaluated individually for credit loss, is recorded as a change in the ACL which is recorded on a quarterly basis as a charge or credit to earnings in net investment gains (losses).

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
Troubled Debt Restructurings
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
For the year ended December 31, 2022, the Company had two commercial mortgage loans modified in a TDR with both pre-modification and post-modification carrying value, after ACL, of $162 million.
For the year ended December 31, 2021, the Company did not have any commercial mortgage loans modified in a TDR.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at December 31, 2022:

Credit Quality Indicator	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$5,081	$5,633	$3,496	$5,195	$4,866	$13,237	$2,860	$40,368	76.9%
65% to 75%	2,321	1,227	1,073	1,613	1,360	1,872	—	9,466	18.0
76% to 80%	64	19	99	467	290	287	—	1,226	2.3
Greater than 80%	33	40	18	421	151	779	—	1,442	2.8
Total	$7,499	$6,919	$4,686	$7,696	$6,667	$16,175	$2,860	$52,502	100.0%
DSCR:
> 1.20x	$6,705	$6,410	$4,441	$7,123	$5,981	$14,107	$2,860	$47,627	90.7%
1.00x - 1.20x	667	128	115	436	274	963	—	2,583	4.9
<1.00x	127	381	130	137	412	1,105	—	2,292	4.4
Total	$7,499	$6,919	$4,686	$7,696	$6,667	$16,175	$2,860	$52,502	100.0%
The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at December 31, 2022:

Credit Quality Indicator	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$2,594	$2,708	$2,600	$1,690	$2,364	$4,276	$1,171	$17,403	90.1%
65% to 75%	177	320	347	177	93	494	131	1,739	9.0
76% to 80%	—	—	—	—	—	11	—	11	0.1
Greater than 80%	—	—	29	76	—	44	4	153	0.8
Total	$2,771	$3,028	$2,976	$1,943	$2,457	$4,825	$1,306	$19,306	100.0%
The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at December 31, 2022:

Credit Quality Indicator	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$2,071	$1,450	$374	$982	$439	$6,693	$—	$12,009	96.2%
Nonperforming (1)	12	9	10	48	15	379	—	473	3.8
Total	$2,083	$1,459	$384	$1,030	$454	$7,072	$—	$12,482	100.0%
__________________
(1)Includes residential mortgage loans in process of foreclosure of $146 million and $70 million at December 31, 2022 and 2021, respectively.
LTV ratios compare the unpaid principal balance of the loan to the estimated fair value of the underlying collateral. The amortized cost of commercial and agricultural mortgage loans with an LTV ratio in excess of 100% was $732 million, or 1% of total commercial and agricultural mortgage loans, at December 31, 2022.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both December 31, 2022 and 2021. The Company defines delinquency consistent with industry practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL, by portfolio segment, were as follows:

	Past Due		Past Due and Still Accruing		Nonaccrual
Portfolio Segment	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
	(In millions)
Commercial	$6	$13	$6	$13	$169	$155
Agricultural	124	124	21	16	131	225
Residential	473	450	12	8	462	442
Total	$603	$587	$39	$37	$762	$822
The amortized cost for nonaccrual commercial, agricultural and residential mortgage loans at beginning of year 2021 was $317 million, $266 million and $534 million, respectively. The amortized cost for nonaccrual agricultural mortgage loans with no ACL was $7 million and $134 million at December 31, 2022 and 2021, respectively. There were no nonaccrual commercial or residential mortgage loans without an ACL at either December 31, 2022 or 2021.
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
The following table reconciles the contractual principal to the purchase price of PCD investments:

	Year Ended December 31, 2022
	Contractual Principal	ACL at Acquisition	Non-Credit (Discount) Premium	Purchase Price
	(In millions)
PCD residential mortgage loans	$48	$—	$(3)	$45
Real Estate and Real Estate Joint Ventures
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method real estate joint ventures. Real estate investments, by income type, as well as income earned, were as follows at and for the periods indicated:

	December 31,		Years Ended December 31,
	2022	2021	2022	2021	2020
Income Type	Carrying Value		Income
	(In millions)
Wholly-owned real estate:
Leased real estate	$4,523	$5,146	$392	$429	$435
Other real estate	487	474	252	199	133
Real estate joint ventures	8,127	6,596	556	326	(36)
Total real estate and real estate joint ventures	$13,137	$12,216	$1,200	$954	$532

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)
The carrying value of wholly-owned real estate acquired through foreclosure was $182 million and $181 million at December 31, 2022 and 2021, respectively. Depreciation expense on real estate investments was $118 million, $123 million and $123 million for the years ended December 31, 2022, 2021 and 2020, respectively. Real estate investments were net of accumulated depreciation of $863 million and $883 million at December 31, 2022 and 2021, respectively.
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

	December 31,		Years Ended December 31,
	2022	2021	2022	2021	2020
Property Type	Carrying Value		Income
	(In millions)
Leased real estate investments:
Office	$2,206	$2,322	$183	$196	$188
Retail	804	938	60	75	93
Apartment	625	828	56	66	62
Land	562	635	26	28	25
Industrial	254	339	62	58	56
Hotel	72	84	5	6	5
Other	—	—	—	—	6
Total leased real estate investments	$4,523	$5,146	$392	$429	$435
Future contractual receipts under operating leases at December 31, 2022 were $268 million in 2023, $204 million in 2024, $172 million in 2025, $146 million in 2026, $123 million in 2027, $934 million thereafter and, in total, were $1.8 billion.
Leveraged and Direct Financing Leases
The Company has diversified leveraged and direct financing lease portfolios. Its leveraged leases principally include rail cars, commercial real estate and renewable energy generation facilities, and its direct financing leases principally include commercial real estate. These assets are leased through a variety of lease arrangements, which may include options to renew or extend the lease and options for the lessee to purchase the property. Residual values are estimated using available third-party data at inception of the lease. Risk is managed through lessee credit analysis, asset allocation, geographic diversification, and ongoing reviews of estimated residual values, using available third-party data and, in certain leases, linking the amount of future rental receipts to changes in inflation rates. Generally, estimated residual values are not guaranteed by the lessee or a third-party.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)
Investment in leveraged and direct financing leases consisted of the following at:

	December 31,
	2022		2021
	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases
	(In millions)
Lease receivables, net (1)	$477	$1,750	$542	$1,755
Estimated residual values	517	39	560	39
Subtotal	994	1,789	1,102	1,794
Unearned income	(245)	(586)	(284)	(642)
Investment in leases, before ACL	749	1,203	818	1,152
ACL	(18)	(8)	(31)	(9)
Investment in leases, net of ACL	$731	$1,195	$787	$1,143
__________________
(1)Future contractual receipts under direct financing leases at December 31, 2022 were $122 million in 2023, $92 million in 2024, $91 million in 2025, $117 million in 2026, $101 million in 2027, $1.2 billion thereafter and, in total, were $1.8 billion.
Lease receivables are generally due in periodic installments. The payment periods for leveraged leases generally range from one to nine years, but in certain circumstances can be over nine years, while the payment periods for direct financing leases generally range from one to 25 years but in certain circumstances can be over 25 years. For lease receivables, the primary credit quality indicator is whether the lease receivable is performing or nonperforming, which is assessed monthly. The Company generally defines nonperforming lease receivables as those that are 90 days or more past due. At both December 31, 2022 and 2021, all leveraged lease receivables were performing. At December 31, 2022 and 2021, 98% and 99% of direct financing lease receivables were performing, respectively.
The deferred income tax liability related to leveraged leases was $220 million and $272 million at December 31, 2022 and 2021, respectively.
The components of income from investment in leveraged and direct financing leases, excluding net investment gains (losses), were as follows:

	Years Ended December 31,
	2022		2021		2020
	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases
	(In millions)
Lease investment income	$35	$129	$34	$96	$39	$106
Less: Income tax expense	7	27	7	20	8	22
Lease investment income, net of income tax	$28	$102	$27	$76	$31	$84

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
Other Invested Assets
Other invested assets is comprised primarily of freestanding derivatives with positive estimated fair values (see Note 9), tax credit and renewable energy partnerships, annuities funding structured settlement claims (see Note 1), direct financing and leveraged leases (see “— Leveraged and Direct Financing Leases”), operating joint ventures (see Note 1) and FHLBNY common stock (see “— Invested Assets on Deposit, Held in Trust and Pledged as Collateral”).
Tax Credit Partnerships
The carrying value of tax credit partnerships was $759 million and $947 million at December 31, 2022 and 2021, respectively. Losses from tax credit partnerships included within net investment income were $174 million, $195 million and $226 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Cash Equivalents
Cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $10.0 billion and $9.0 billion, principally at estimated fair value, at December 31, 2022 and 2021, respectively.
Concentrations of Credit Risk
Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at estimated fair value, were in fixed income securities of the following foreign governments and their agencies:

	December 31,
	2022	2021
	(In millions)
Japan	$24,295	$32,723
South Korea	$5,887	$7,117
Mexico	$3,463	N/A

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)
Securities Lending Transactions and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of these transactions and agreements accounted for as secured borrowings were as follows:

	December 31,
	2022			2021
	Securities (1)			Securities (1)
Agreement Type	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$11,756	$12,092	$11,833	$20,654	$21,055	$21,319
Repurchase agreements	$3,176	$3,125	$3,057	$3,416	$3,325	$3,357
__________________
(1)These securities were included within fixed maturity securities AFS and short-term investments at December 31, 2022 and within fixed maturity securities AFS at December 31, 2021.
(2)The liability for cash collateral is included within payables for collateral under securities loaned and other transactions.
Contractual Maturities
Contractual maturities of these transactions and agreements accounted for as secured borrowings were as follows:

	December 31,
	2022					2021
	Remaining Maturities					Remaining Maturities
Security Type	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total
	(In millions)
Cash collateral liability by security type:
Securities lending:
U.S. government and agency	$1,945	$5,448	$3,101	$—	$10,494	$5,900	$7,052	$7,055	$—	$20,007
Foreign government	—	422	922	—	1,344	—	285	762	—	1,047
Agency RMBS	—	63	191	—	254	—	—	—	—	—
U.S. corporate	—	—	—	—	—	1	—	—	—	1
Total	$1,945	$5,933	$4,214	$—	$12,092	$5,901	$7,337	$7,817	$—	$21,055
Repurchase agreements:
U.S. government and agency	$—	$3,125	$—	$—	$3,125	$—	$3,325	$—	$—	$3,325
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

	December 31,
	2022	2021
	(In millions)
Invested assets on deposit (regulatory deposits)	$1,514	$1,872
Invested assets held in trust (external reinsurance agreements) (1)	881	1,114
Invested assets pledged as collateral (2)	25,442	24,261
Total invested assets on deposit, held in trust and pledged as collateral	$27,837	$27,247
__________________
(1)Represents assets held in trust related to third-party reinsurance agreements. Excludes assets held in trust related to reinsurance agreements between wholly-owned subsidiaries of $1.9 billion and $2.1 billion at December 31, 2022 and 2021, respectively.
(2)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 4), derivative transactions (see Note 9), secured debt and short-term debt related to repurchase agreements (see Note 13), and a collateral financing arrangement (see Note 14).
See “— Securities Lending Transactions and Repurchase Agreements” for information regarding securities supporting securities lending transactions and repurchase agreements and Note 7 for information regarding investments designated to the closed block. In addition, the Company’s investment in FHLBNY common stock, included within other invested assets, which is considered restricted until redeemed by the issuer, was $729 million and $769 million, at redemption value, at December 31, 2022 and 2021, respectively.
Collectively Significant Equity Method Investments
The Company held equity method investments of $25.7 billion at December 31, 2022, comprised primarily of other limited partnership interests (private equity funds and hedge funds), real estate joint ventures (including real estate funds), tax credit and renewable energy partnerships and operating joint ventures. The Company’s maximum exposure to loss related to these equity method investments was limited to the carrying value of these investments plus $7.8 billion of unfunded commitments at December 31, 2022.
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
The following aggregated summarized financial data reflects the latest available financial information and does not represent the Company’s proportionate share of the assets, liabilities, or earnings of such entities. Aggregate total assets of these entities totaled $1.2 trillion and $1.1 trillion at December 31, 2022 and 2021, respectively. Aggregate total liabilities of these entities totaled $148.9 billion and $149.4 billion at December 31, 2022 and 2021, respectively. Aggregate net income (loss) of these entities totaled ($11.8) billion, $231.0 billion and $41.6 billion for the years ended December 31, 2022, 2021 and 2020, respectively. Aggregate net income (loss) from the underlying entities in which the Company invests is primarily comprised of investment income, including recurring investment income (loss) and realized and unrealized investment gains (losses).

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
The following table presents the total assets and total liabilities relating to investment related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	December 31,
	2022		2021
Asset Type	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Investment funds (primarily other invested assets)	$266	$1	$292	$1
Renewable energy partnership (primarily other invested assets)	76	—	79	—
Other investments (primarily other assets)	—	—	1	—
Total	$342	$1	$372	$1
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	December 31,
	2022		2021
Asset Type	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS (2)	$51,422	$51,422	$62,654	$62,654
Other limited partnership interests	13,244	18,906	13,287	20,720
Other invested assets	1,310	1,387	1,257	1,314
Other investments	945	948	776	926
Total	$66,921	$72,663	$77,974	$85,614
__________________
(1)The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.
(2)For variable interests in Structured Products included within fixed maturity securities AFS, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)
As described in Note 21, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for each of the years ended December 31, 2022, 2021 and 2020.
Net Investment Income
The composition of net investment income by asset type was as follows:

	Years Ended December 31,
Asset Type	2022	2021	2020
	(In millions)
Fixed maturity securities AFS	$11,490	$10,996	$11,304
Equity securities	36	36	50
FVO Securities	(127)	167	140
Mortgage loans	3,539	3,435	3,518
Policy loans	460	474	498
Real estate and real estate joint ventures	1,200	954	532
Other limited partnership interests	858	4,927	1,000
Cash, cash equivalents and short-term investments	358	103	213
Operating joint ventures	51	77	93
Other	633	223	255
Subtotal investment income	18,498	21,392	17,603
Less: Investment expenses	1,284	949	1,054
Subtotal, net	17,214	20,443	16,549
Unit-linked investments	(1,298)	952	568
Net investment income	$15,916	$21,395	$17,117

Net Investment Income (“NII”) Information
Net realized and unrealized gains (losses) recognized in NII:
Net realized gains (losses) from sales and disposals (primarily FVO Securities and Unit-linked investments)	$155	$518	$422
Net unrealized gains (losses) from changes in estimated fair value (primarily FVO Securities and Unit-linked investments)	(1,586)	616	233
Net realized and unrealized gains (losses) recognized in NII	$(1,431)	$1,134	$655

Changes in estimated fair value subsequent to purchase of FVO Securities and Unit-linked investments still held at the end of the respective periods and recognized in NII	$(1,286)	$730	$489

Equity method investments NII (primarily real estate joint ventures, other limited partnership interests, tax credit and renewable energy partnerships and operating joint ventures)	$1,305	$5,136	$829

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)
Net Investment Gains (Losses)
Net Investment Gains (Losses) by Asset Type and Transaction Type
The composition of net investment gains (losses) by asset type and transaction type was as follows:

	Years Ended December 31,
Asset Type	2022	2021	2020
	(In millions)
Fixed maturity securities AFS	$(1,912)	$66	$297
Equity securities	(133)	108	(137)
Mortgage loans	21	(18)	(213)
Real estate and real estate joint ventures (excluding changes in estimated fair value)	653	502	7
Other limited partnership interests (excluding changes in estimated fair value)	53	(6)	(15)
Other gains (losses)	178	131	198
Subtotal	(1,140)	783	137
Change in estimated fair value of other limited partnership interests and real estate joint ventures	(14)	45	(4)
Non-investment portfolio gains (losses) (1)	(108)	701	(243)
Subtotal	(122)	746	(247)
Net investment gains (losses)	$(1,262)	$1,529	$(110)

Transaction Type
Realized gains (losses) on investments sold or disposed	$(880)	$711	$634
Impairment (losses)	(40)	(24)	(63)
Recognized gains (losses):
Change in allowance for credit loss recognized in earnings	(134)	(86)	(280)
Unrealized net gains (losses) recognized in earnings	(100)	227	(158)
Total recognized gains (losses)	(234)	141	(438)
Non-investment portfolio gains (losses) (1)	(108)	701	(243)
Net investment gains (losses)	$(1,262)	$1,529	$(110)

Net Investment Gains (Losses) (“NIGL”) Information
Changes in estimated fair value subsequent to purchase of equity securities still held at the end of the respective periods and recognized in NIGL	$(89)	$77	$(127)

Other gains (losses) include:
Gains (losses) on disposed investments which were previously in a qualified cash flow hedge relationship	$38	$88	$129
Gains (losses) on leveraged leases and renewable energy partnerships	$33	$12	$87

Foreign currency gains (losses)	$182	$(10)	$79

Net Realized Investment Gains (Losses) From Sales and Disposals of Investments
Recognized in NIGL	$(880)	$711	$634
Recognized in NII	155	518	422
Net realized investment gains (losses) from sales and disposals of investments	$(725)	$1,229	$1,056
__________________
(1)See Note 3 for information regarding the Company’s business dispositions.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)
Fixed Maturity Securities AFS and Equity Securities – Composition of Net Investment Gains (Losses)
The composition of net investment gains (losses) for these securities is as follows:

	Years Ended December 31,
Fixed Maturity Securities AFS	2022	2021	2020
	(In millions)
Proceeds	$67,754	$54,612	$40,809
Gross investment gains	$935	$761	$1,125
Gross investment (losses)	(2,704)	(656)	(674)
Realized gains (losses) on sales and disposals	(1,769)	105	451
Net credit loss (provision) release (change in ACL recognized in earnings)	(103)	(15)	(91)
Impairment (losses)	(40)	(24)	(63)
Net credit loss (provision) release and impairment (losses)	(143)	(39)	(154)
Net investment gains (losses)	$(1,912)	$66	$297

Equity Securities
Realized gains (losses) on sales and disposals	$(47)	$(69)	$16
Unrealized net gains (losses) recognized in earnings	(86)	177	(153)
Net investment gains (losses)	$(133)	$108	$(137)

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
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

	Primary Underlying Risk Exposure	December 31,
		2022			2021
			Estimated Fair Value			Estimated Fair Value
		Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$4,143	$1,353	$467	$3,550	$2,164	$6
Foreign currency swaps	Foreign currency exchange rate	602	82	—	801	11	23
Foreign currency forwards	Foreign currency exchange rate	1,336	10	89	1,636	—	58
Subtotal		6,081	1,445	556	5,987	2,175	87
Cash flow hedges:
Interest rate swaps	Interest rate	4,107	8	262	4,117	6	1
Interest rate forwards	Interest rate	7,447	1	1,354	6,889	89	119
Foreign currency swaps	Foreign currency exchange rate	42,608	3,554	1,699	41,095	1,600	1,557
Subtotal		54,162	3,563	3,315	52,101	1,695	1,677
NIFO hedges:
Foreign currency forwards	Foreign currency exchange rate	680	—	38	—	—	—
Currency options	Foreign currency exchange rate	3,000	236	—	3,000	139	—
Subtotal		3,680	236	38	3,000	139	—
Total qualifying hedges		63,923	5,244	3,909	61,088	4,009	1,764
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	31,661	1,660	1,354	38,860	3,644	115
Interest rate floors	Interest rate	25,270	125	—	7,701	145	—
Interest rate caps	Interest rate	48,290	950	—	65,559	124	—
Interest rate futures	Interest rate	1,453	2	1	1,615	4	—
Interest rate options	Interest rate	44,391	473	88	11,754	493	10
Interest rate forwards	Interest rate	381	—	32	374	—	26
Interest rate total return swaps	Interest rate	—	—	—	1,048	9	4
Synthetic GICs	Interest rate	46,316	—	—	40,121	—	—
Foreign currency swaps	Foreign currency exchange rate	12,815	1,454	383	12,787	768	614
Foreign currency forwards	Foreign currency exchange rate	16,195	544	661	16,230	36	666
Currency futures	Foreign currency exchange rate	333	8	—	839	—	2
Currency options	Foreign currency exchange rate	—	—	—	900	—	—
Credit default swaps — purchased	Credit	2,925	18	79	3,042	13	113
Credit default swaps — written	Credit	11,512	133	28	8,626	177	12
Equity futures	Equity market	2,988	8	4	4,204	12	5
Equity index options	Equity market	16,701	765	323	29,743	1,004	458
Equity variance swaps	Equity market	163	4	1	699	17	13
Equity total return swaps	Equity market	2,799	23	112	3,025	11	50
Total non-designated or nonqualifying derivatives		264,193	6,167	3,066	247,127	6,457	2,088
Total		$328,116	$11,411	$6,975	$308,215	$10,466	$3,852

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both December 31, 2022 and 2021. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Year Ended December 31, 2022
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$9	$—	$—	$(1,187)	$(26)	$—	N/A
Hedged items	(9)	—	—	1,127	27	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	109	(220)	—	—	—	—	N/A
Hedged items	(110)	217	—	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	46	—	—	—	—	N/A
Subtotal	(1)	43	—	(60)	1	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(2,367)
Amount of gains (losses) reclassified from AOCI into income	59	41	—	—	—	4	(104)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	1,784
Amount of gains (losses) reclassified from AOCI into income	6	(609)	—	—	—	1	602
Foreign currency transaction gains (losses) on hedged items	—	587	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	65	19	—	—	—	5	(85)
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	N/A	N/A	N/A	N/A	N/A	85
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	47
Subtotal	N/A	N/A	N/A	N/A	N/A	N/A	132
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	3	—	(3,879)	(88)	—	—	N/A
Foreign currency exchange rate derivatives (1)	2	—	(368)	(4)	—	—	N/A
Credit derivatives — purchased (1)	—	—	75	—	—	—	N/A
Credit derivatives — written (1)	—	—	(92)	—	—	—	N/A
Equity derivatives (1)	45	—	423	250	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	282	—	—	—	N/A
Subtotal	50	—	(3,559)	158	—	—	N/A
Earned income on derivatives	376	—	1,015	150	(145)	—	—
Embedded derivatives (2)	N/A	N/A	172	—	N/A	N/A	N/A
Total	$490	$62	$(2,372)	$248	$(144)	$5	$47

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
(2)The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $18 million, ($17) million and ($10) million for the years ended December 31, 2022, 2021 and 2020, respectively.

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
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
	(In millions)
Fixed maturity securities AFS	$1,411	$2,164	$1	$(1)
Mortgage loans	$331	$634	$(19)	$3
Future policy benefits	$(3,524)	$(4,735)	$276	$(877)
Policyholder account balances	$(1,080)	$—	$27	$—
__________________
(1)Includes ($136) million and ($161) million of hedging adjustments on discontinued hedging relationships at December 31, 2022 and 2021, respectively.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were $30 million, ($1) million and $21 million for the years ended December 31, 2022, 2021 and 2020, respectively.
At December 31, 2022 and 2021, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed six years and seven years, respectively.
At December 31, 2022 and 2021, the balance in AOCI associated with cash flow hedges was $2.0 billion and $2.1 billion, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At December 31, 2022, the Company expected to reclassify $156 million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.

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
At December 31, 2022 and 2021, the cumulative foreign currency translation gain (loss) recorded in AOCI related to NIFO hedges was $435 million and $303 million, respectively. At December 31, 2022 and 2021, the carrying amount of debt designated as a non-derivative hedging instrument was $318 million and $365 million, respectively.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	December 31,
	2022			2021
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$3	$158	2.2	$4	$159	3.1
Credit default swaps referencing indices	79	4,251	3.4	17	1,191	2.5
Subtotal	82	4,409	3.4	21	1,350	2.6
Baa
Single name credit default swaps (3)	1	81	2.5	2	101	3.4
Credit default swaps referencing indices	28	6,775	5.6	146	6,988	5.0
Subtotal	29	6,856	5.5	148	7,089	5.0
Ba
Single name credit default swaps (3)	—	62	1.3	1	82	1.2
Credit default swaps referencing indices	2	25	4.0	(1)	20	5.0
Subtotal	2	87	2.1	—	102	2.0
B
Credit default swaps referencing indices	2	130	4.7	5	55	4.0
Subtotal	2	130	4.7	5	55	4.0
Caa
Credit default swaps referencing indices	(10)	30	3.5	(9)	30	4.5
Subtotal	(10)	30	3.5	(9)	30	4.5
Total	$105	$11,512	4.7	$165	$8,626	4.6
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	December 31,
	2022		2021
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$11,438	$6,628	$10,132	$3,798
OTC-cleared (1)	121	342	448	24
Exchange-traded	18	5	16	7
Total gross estimated fair value of derivatives presented on the consolidated balance sheets (1)	11,577	6,975	10,596	3,829
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(4,579)	(4,579)	(2,204)	(2,204)
OTC-cleared	(33)	(33)	(6)	(6)
Exchange-traded	(1)	(1)	(2)	(2)
Cash collateral: (3), (4)
OTC-bilateral	(5,432)	—	(6,948)	—
OTC-cleared	(35)	(295)	(421)	(13)
Exchange-traded	—	(3)	—	(3)
Securities collateral: (5)
OTC-bilateral	(1,322)	(2,024)	(891)	(1,473)
OTC-cleared	—	(14)	—	(5)
Exchange-traded	—	(1)	—	(2)
Net amount after application of master netting agreements and collateral	$175	$25	$124	$121
__________________
(1)At December 31, 2022 and 2021, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $166 million and $130 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of $0 and ($23) million, respectively.

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
(4)The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At December 31, 2022 and 2021, the Company received excess cash collateral of $252 million and $172 million, respectively, and provided excess cash collateral of $125 million and $126 million, respectively, which is not included in the table above due to the foregoing limitation.
(5)Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at December 31, 2022, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At December 31, 2022 and 2021, the Company received excess securities collateral with an estimated fair value of $398 million and $160 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At December 31, 2022 and 2021, the Company provided excess securities collateral with an estimated fair value of $1.2 billion and $243 million, respectively, for its OTC-bilateral derivatives, $1.0 billion and $1.2 billion, respectively, for its OTC-cleared derivatives, and $184 million and $185 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.
The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the collateral amount owed by that counterparty reaches a minimum transfer amount. Substantially all of the Company’s netting agreements for derivatives contain provisions that require both the Company and the counterparty to maintain a specific investment grade credit rating from each of Moody’s and S&P. If a party’s credit or financial strength rating, as applicable, were to fall below that specific investment grade credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement and payment based on such party’s reasonable valuation of the derivatives. A small number of these arrangements also include credit-contingent provisions that include a threshold above which collateral must be posted. Such agreements provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the credit ratings of MetLife, Inc. and/or the counterparty. At December 31, 2022, the amount of collateral not provided by the Company due to the existence of these thresholds was $15 million.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)
The following table presents the estimated fair value of the Company’s OTC-bilateral derivatives that were in a net liability position after considering the effect of netting agreements, together with the estimated fair value and balance sheet location of the collateral pledged.

	December 31,
	2022			2021
	Derivatives Subject to Credit-Contingent Provisions	Derivatives Not Subject to Credit-Contingent Provisions	Total	Derivatives Subject to Credit-Contingent Provisions	Derivatives Not Subject to Credit-Contingent Provisions	Total
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$2,049	$—	$2,049	$1,386	$209	$1,595
Estimated fair value of collateral provided:
Fixed maturity securities AFS	$2,267	$—	$2,267	$1,370	$221	$1,591
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

		December 31,
	Balance Sheet Location	2022	2021
		(In millions)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$29	$38
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$467	$324
Assumed guaranteed minimum benefits	Policyholder account balances	94	98
Funds withheld on ceded reinsurance	Other liabilities	(123)	57
Fixed annuities with equity indexed returns	Policyholder account balances	140	165
Other guarantees	Policyholder account balances	—	5
Total		$578	$649

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
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	December 31, 2022
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$67,578	$12,452	$80,030
Foreign corporate	—	40,623	11,949	52,572
Foreign government	—	46,644	103	46,747
U.S. government and agency	15,955	16,274	—	32,229
RMBS	4	24,515	1,646	26,165
ABS & CLO	—	14,895	1,927	16,822
Municipals	—	12,152	—	12,152
CMBS	—	9,367	696	10,063
Total fixed maturity securities AFS	15,959	232,048	28,773	276,780
Equity securities	1,293	132	259	1,684
Unit-linked and FVO Securities (1)	7,101	1,780	787	9,668
Short-term investments (2)	3,830	686	57	4,573
Residential mortgage loans — FVO	—	—	—	—
Other investments	—	206	926	1,132
Derivative assets: (3)
Interest rate	2	4,570	—	4,572
Foreign currency exchange rate	8	5,670	210	5,888
Credit	—	69	82	151
Equity market	8	785	7	800
Total derivative assets	18	11,094	299	11,411
Embedded derivatives within asset host contracts (4)	—	—	29	29
Separate account assets (5)	65,107	79,703	1,228	146,038
Total assets (6)	$93,308	$325,649	$32,358	$451,315
Liabilities
Derivative liabilities: (3)
Interest rate	$1	$3,153	$404	$3,558
Foreign currency exchange rate	—	2,820	50	2,870
Credit	—	92	15	107
Equity market	4	436	—	440
Total derivative liabilities	5	6,501	469	6,975
Embedded derivatives within liability host contracts (4)	—	—	578	578
Separate account liabilities (5)	8	15	18	41
Total liabilities	$13	$6,516	$1,065	$7,594

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

	December 31, 2021 (7)
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$81,266	$11,768	$93,034
Foreign corporate	—	49,973	13,667	63,640
Foreign government	—	61,518	91	61,609
U.S. government and agency	25,482	21,117	—	46,599
RMBS	7	27,270	3,127	30,404
ABS & CLO	—	16,707	1,862	18,569
Municipals	—	14,212	—	14,212
CMBS	—	11,325	882	12,207
Total fixed maturity securities AFS	25,489	283,388	31,397	340,274
Equity securities	931	187	151	1,269
Unit-linked and FVO Securities (1)	9,173	2,068	901	12,142
Short-term investments (2)	5,607	950	3	6,560
Residential mortgage loans — FVO	—	—	127	127
Other investments	—	61	898	959
Derivative assets: (3)
Interest rate	4	6,577	97	6,678
Foreign currency exchange rate	—	2,551	3	2,554
Credit	—	173	17	190
Equity market	12	1,025	7	1,044
Total derivative assets	16	10,326	124	10,466
Embedded derivatives within asset host contracts (4)	—	—	38	38
Separate account assets (5)	76,312	101,424	2,137	179,873
Total assets (6)	$117,528	$398,404	$35,776	$551,708
Liabilities
Derivative liabilities: (3)
Interest rate	$—	$259	$22	$281
Foreign currency exchange rate	2	2,676	242	2,920
Credit	—	113	12	125
Equity market	5	521	—	526
Total derivative liabilities	7	3,569	276	3,852
Embedded derivatives within liability host contracts (4)	—	—	649	649
Separate account liabilities (5)	7	12	6	25
Total liabilities	$14	$3,581	$931	$4,526
__________________
(1)Unit-linked and FVO Securities were primarily comprised of Unit-linked investments at both December 31, 2022 and 2021.
(2)Short-term investments as presented in the tables above differ from the amounts presented on the consolidated balance sheets because certain short-term investments are not measured at estimated fair value on a recurring basis.
(3)Derivative assets are presented within other invested assets on the consolidated balance sheets and derivative liabilities are presented within other liabilities on the consolidated balance sheets. The amounts are presented gross in the tables above to reflect the presentation on the consolidated balance sheets, but are presented net for purposes of the rollforward in the Fair Value Measurements Using Significant Unobservable Inputs (Level 3) tables.

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
(6)Total assets included in the fair value hierarchy exclude other limited partnership interests that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. At December 31, 2022 and 2021, the estimated fair value of such investments was $65 million and $99 million, respectively.
(7)Excludes amounts reclassified to assets held-for-sale or liabilities held-for-sale. Assets held-for-sale and liabilities held-for-sale are valued on a basis consistent with similar assets and liabilities described herein. See Note 3 for information on the Company’s business dispositions.
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
Embedded Derivatives
Embedded derivatives principally include certain direct, assumed and ceded variable annuity guarantees, equity-indexed annuity contracts, and investment risk within funds withheld related to certain reinsurance agreements. Embedded derivatives are recorded at estimated fair value with changes in estimated fair value reported in net income.
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

					December 31, 2022				December 31, 2021				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	—	-	126	87	1	-	165	109	Increase
	•	Market pricing	•	Quoted prices (4)	20	-	109	90	—	-	117	100	Increase
	•	Consensus pricing	•	Offered quotes (4)	5	-	99	93	99	-	104	100	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	106	93	—	-	121	99	Increase (5)
ABS & CLO	•	Market pricing	•	Quoted prices (4)	3	-	102	91	3	-	110	102	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	372	-	392	381	151	-	200	188	Increase (7)
			•	Volatility (8)	—%	-	—%	—%	1%	-	1%	1%	Increase (7)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	74	-	1,938	208	2	-	305	134	Increase (7)
Credit	•	Present value techniques	•	Credit spreads (9)	84	-	138	101	96	-	133	109	Decrease (7)
	•	Consensus pricing	•	Offered quotes (10)
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.17%	0.05%	0%	-	0.17%	0.08%	Decrease (11)
				Ages 41 - 60	0.03%	-	0.75%	0.20%	0.03%	-	0.75%	0.27%	Decrease (11)
				Ages 61 - 115	0.12%	-	100%	1.44%	0.12%	-	100%	2.08%	Decrease (11)
			•	Lapse rates:
				Durations 1 - 10	0.40%	-	37.50%	8.96%	0.25%	-	100%	6.30%	Decrease (12)
				Durations 11 - 20	0.50%	-	35.75%	6.52%	0.50%	-	100%	5.22%	Decrease (12)
				Durations 21 - 116	0.50%	-	35.75%	2.89%	0.50%	-	100%	5.22%	Decrease (12)
			•	Utilization rates	0.20%	-	22%	0.38%	0%	-	22%	0.22%	Increase (13)
			•	Withdrawal rates	0%	-	20%	4.02%	0%	-	20%	3.72%	(14)
			•	Long-term equity volatilities	8.26%	-	25%	18.49%	7.69%	-	25%	18.60%	Increase (15)
			•	Nonperformance risk spread	0.09%	-	1.77%	0.75%	0.04%	-	1.45%	0.35%	Decrease (16)
__________________

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
(10)At both December 31, 2022 and 2021, independent non-binding broker quotations were used in the determination of 1% or less of the total net derivative estimated fair value.
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
All other classes of securities classified within Level 3, including those within Unit-linked and FVO Securities, Other investments, separate account assets, and embedded derivatives within funds withheld related to certain ceded reinsurance, use the same valuation techniques and significant unobservable inputs as previously described for Level 3 securities. Generally, all other classes of assets and liabilities classified within Level 3 that are not included above use the same valuation techniques and significant unobservable inputs as previously described for Level 3. The sensitivity of the estimated fair value to changes in the significant unobservable inputs for these other assets and liabilities is similar in nature to that described in the preceding table. The valuation techniques and significant unobservable inputs used in the fair value measurement for the more significant assets measured at estimated fair value on a nonrecurring basis and determined using significant unobservable inputs (Level 3) are summarized in “— Nonrecurring Fair Value Measurements.”

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Foreign Government	Structured Products	Equity Securities	Unit-linked and FVO Securities
	(In millions)
Balance, January 1, 2021	$24,101	$117	$5,289	$150	$701
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(34)	—	46	27	101
Total realized/unrealized gains (losses) included in AOCI	(1,334)	(2)	(26)	—	—
Purchases (3)	4,988	1	1,824	12	42
Sales (3)	(1,543)	(8)	(1,326)	(35)	(18)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	179	12	358	—	86
Transfers out of Level 3 (4)	(922)	(29)	(294)	(3)	(11)
Balance, December 31, 2021	25,435	91	5,871	151	901
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(7)	(38)	29	16	(133)
Total realized/unrealized gains (losses) included in AOCI	(6,221)	(13)	(478)	—	—
Purchases (3)	5,273	36	967	108	28
Sales (3)	(1,762)	(9)	(984)	(14)	(24)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	2,127	46	251	—	23
Transfers out of Level 3 (4)	(444)	(10)	(1,387)	(2)	(8)
Balance, December 31, 2022	$24,401	$103	$4,269	$259	$787
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2020 (5)	$(48)	$(1)	$54	$2	$69
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2021 (5)	$(5)	$—	$42	$13	$101
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2022 (5)	$(3)	$(38)	$27	$11	$(131)
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2020 (5)	$1,754	$(1)	$47	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2021 (5)	$(1,293)	$(2)	$(24)	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2022 (5)	$(6,136)	$(13)	$(450)	$—	$—
Gains (Losses) Data for the year ended December 31, 2020:
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	$(88)	$(2)	$49	$12	$67
Total realized/unrealized gains (losses) included in AOCI	$1,774	$(1)	$41	$—	$—

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans - FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Balance, January 1, 2021	$43	$165	$573	$594	$(1,141)	$1,079
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	1	(5)	94	(460)	747	29
Total realized/unrealized gains (losses) included in AOCI	(3)	—	—	(334)	27	—
Purchases (3)	2	—	348	30	—	1,056
Sales (3)	(37)	(11)	(92)	—	—	(44)
Issuances (3)	—	—	—	(13)	—	(2)
Settlements (3)	—	(22)	—	32	(244)	6
Transfers into Level 3 (4)	—	—	—	1	—	10
Transfers out of Level 3 (4)	(3)	—	(25)	(2)	—	(3)
Balance, December 31, 2021	3	127	898	(152)	(611)	2,131
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	(8)	57	238	172	61
Total realized/unrealized gains (losses) included in AOCI	—	—	—	(537)	22	—
Purchases (3)	56	—	246	82	—	202
Sales (3)	(2)	(108)	(177)	—	—	(1,164)
Issuances (3)	—	—	—	(3)	—	(2)
Settlements (3)	—	(11)	—	201	(132)	4
Transfers into Level 3 (4)	—	—	—	—	—	1
Transfers out of Level 3 (4)	—	—	(98)	1	—	(23)
Balance, December 31, 2022	$57	$—	$926	$(170)	$(549)	$1,210
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2020 (5)	$(7)	$3	$24	$67	$(124)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2021 (5)	$—	$(10)	$89	$(361)	$746	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2022 (5)	$—	$—	$56	$325	$171	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2020 (5)	$4	$—	$—	$579	$(33)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2021 (5)	$—	$—	$—	$(128)	$27	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2022 (5)	$—	$—	$—	$(459)	$22	$—
Gains (Losses) Data for the year ended December 31, 2020:
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	$(7)	$9	$19	$279	$(110)	$(5)
Total realized/unrealized gains (losses) included in AOCI	$4	$—	$—	$761	$(34)	$—
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

	December 31,
	2022	2021
	(In millions)
Unpaid principal balance	$—	$130
Difference between estimated fair value and unpaid principal balance	—	(3)
Carrying value at estimated fair value	$—	$127
Loans in nonaccrual status	$—	$32
Loans more than 90 days past due	$—	$14
Loans in nonaccrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$—	$(7)
Nonrecurring Fair Value Measurements
The following table presents information for assets measured at estimated fair value on a nonrecurring basis during the periods and still held at the reporting dates (for example, when there is evidence of impairment), using significant unobservable inputs (Level 3).

	December 31,
	2022	2021
	(in millions)
Carrying value after measurement
Mortgage loans (1)	$263	$328
Other assets (2)	$1	$82

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Realized gains (losses) net:
Mortgage loans (1)	$(13)	$(116)	$(127)
Other assets (2)	$(14)	$(74)	$—
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	December 31, 2022
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans (1)	$83,763	$—	$—	$78,694	$78,694
Policy loans	$8,874	$—	$—	$9,682	$9,682
Other invested assets	$946	$—	$729	$217	$946
Premiums, reinsurance and other receivables	$2,905	$—	$1,042	$1,921	$2,963
Other assets	$267	$—	$90	$175	$265
Liabilities
Policyholder account balances	$125,039	$—	$—	$118,694	$118,694
Long-term debt	$14,591	$—	$14,241	$—	$14,241
Collateral financing arrangement	$716	$—	$—	$591	$591
Junior subordinated debt securities	$3,158	$—	$3,502	$—	$3,502
Other liabilities	$2,908	$—	$1,377	$1,793	$3,170
Separate account liabilities	$81,976	$—	$81,976	$—	$81,976

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
11. Leases
The Company, as lessee, has entered into various lease and sublease agreements primarily for office space. The Company has operating leases with remaining lease terms of less than one year to 12 years. The remaining lease terms for the subleases are less than one year to eight years.
ROU Assets and Lease Liabilities
ROU assets and lease liabilities for operating leases were:

	December 31, 2022	December 31, 2021
	(In millions)
ROU assets	$961	$1,110
Lease liabilities	$1,147	$1,295
Lease Costs
The components of operating lease costs were as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Operating lease cost	$246	$271	$286
Variable lease cost	$45	$32	$39
Sublease income	$(103)	$(99)	$(99)
Net lease cost	$188	$204	$226
The Company recognized lease ROU asset impairment charges of $10 million, $29 million, and $0 for the years ended December 31, 2022, 2021 and 2020, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
11. Leases (continued)
Other Information
Supplemental other information related to operating leases was as follows:

	December 31, 2022	December 31, 2021
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liability - operating cash flows	$249	$273
ROU assets obtained in exchange for new lease liabilities	$58	$63
Weighted-average remaining lease term	6 years	7 years
Weighted-average discount rate	3.5%	3.4%
Maturities of Lease Liabilities
Maturities of operating lease liabilities were as follows:

December 31, 2022
(In millions)
2023	$245
2024	216
2025	198
2026	183
2027	149
Thereafter	252
Total undiscounted cash flows	1,243
Less: interest	96
Present value of lease liability	$1,147
See Notes 8 and 13 for information about the Company’s investments in leased real estate, leveraged and direct financing leases, and financing lease obligations.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
12. Goodwill
Information regarding goodwill by segment, as well as Corporate & Other, was as follows:

	U.S.	Asia (1)	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Balance at January 1, 2020
Goodwill	$1,466	$4,636	$1,099	$1,117	$1,567	$103	$9,988
Accumulated impairment	—	—	—	—	(680)	—	(680)
Total goodwill, net	1,466	4,636	1,099	1,117	887	103	9,308
Acquisitions (2)	932	—	—	—	—	—	932
Effect of foreign currency translation and other	—	127	44	29	—	—	200
Reclassified to assets held-for-sale (3)	(328)	—	—	—	—	—	(328)
Balance at December 31, 2020
Goodwill	2,070	4,763	1,143	1,146	1,567	103	10,792
Accumulated impairment	—	—	—	—	(680)	—	(680)
Total goodwill, net	2,070	4,763	1,143	1,146	887	103	10,112
Effect of foreign currency translation and other	—	(211)	(166)	(200)	—	—	(577)
Balance at December 31, 2021
Goodwill	2,070	4,552	977	946	1,567	103	10,215
Accumulated impairment	—	—	—	—	(680)	—	(680)
Total goodwill, net	2,070	4,552	977	946	887	103	9,535
Acquisitions	—	—	—	—	—	40	40
Effect of foreign currency translation and other	—	(243)	3	(38)	—	—	(278)
Balance at December 31, 2022
Goodwill	2,070	4,309	980	908	1,567	143	9,977
Accumulated impairment	—	—	—	—	(680)	—	(680)
Total goodwill, net	$2,070	$4,309	$980	$908	$887	$143	$9,297
__________________
(1)Includes goodwill of $4.2 billion, $4.4 billion and $4.6 billion from the Company’s Japan operations at December 31, 2022, 2021 and 2020, respectively.
(2)Primarily related to the acquisition of Versant Health. See Note 3.
(3)See Note 3 for information on the disposition of MetLife P&C.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
13. Long-term and Short-term Debt
Long-term and short-term debt outstanding was as follows:

								December 31,
	Interest Rates (1)							2022			2021
	Range			Weighted Average	Maturity			Face Value	Unamortized Discount and Issuance Costs	Carrying Value	Face Value	Unamortized Discount and Issuance Costs	Carrying Value
								(In millions)
Senior notes	0.50%	-	6.50%	4.42%	2023	-	2052	$13,671	$(83)	$13,588	$12,891	$(77)	$12,814
Surplus notes	7.63%	-	7.88%	7.79%	2024	-	2025	507	(1)	506	507	(2)	505
Other notes	0.45%	-	7.50%	4.67%	2023	-	2027	500	(3)	497	536	(3)	533
Financing lease obligations								56	—	56	81	—	81
Total long-term debt								14,734	(87)	14,647	14,015	(82)	13,933
Total short-term debt								175	—	175	341	—	341
Total								$14,909	$(87)	$14,822	$14,356	$(82)	$14,274
__________________
(1)Range of interest rates and weighted average interest rates are for the year ended December 31, 2022.
The aggregate maturities of long-term debt at December 31, 2022 for the next five years and thereafter are $1.1 billion in 2023, $1.7 billion in 2024, $1.2 billion in 2025, $539 million in 2026, $51 million in 2027 and $10.0 billion thereafter.
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
Certain of the Company’s debt instruments and committed facilities, as well as its $3.0 billion unsecured revolving credit facility (the “Credit Facility”), contain various administrative, reporting, legal and financial covenants. The Company believes it was in compliance with all applicable financial covenants at December 31, 2022.
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
See Note 22 for information on MetLife, Inc.’s senior notes issuance and senior notes redemption subsequent to December 31, 2022.
Other Notes
At December 31, 2022, MetLife Private Equity Holdings, LLC (“MPEH”), a wholly-owned indirect investment subsidiary of MLIC, was party to a credit agreement providing for $350 million of term loans and $75 million of a revolving loan (the “Credit Agreement”), which matures in September 2026. In March 2020, MPEH borrowed $75 million on a revolving loan under the Credit Agreement and repaid this loan in July 2020. Simultaneously, in July 2020, MPEH borrowed $50 million on the term loan under the Credit Agreement. MPEH has pledged invested assets to secure the loans; however, these loans are non-recourse to MLIC and MetLife, Inc.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
13. Long-term and Short-term Debt (continued)
Short-term Debt
Short-term debt with maturities of one year or less was as follows:

	December 31,
	2022	2021
	(Dollars in millions)
Commercial paper	$99	$100
Short-term borrowings (1)	76	241
Total short-term debt	$175	$341
Average daily balance	$237	$300
Average days outstanding	157 days	155 days
__________________
(1)Includes $76 million and $241 million at December 31, 2022 and 2021, respectively, of short-term debt related to repurchase agreements, secured by assets of subsidiaries.
For the years ended December 31, 2022, 2021 and 2020, the weighted average interest rate on short-term debt was 5.23%, 1.41% and 2.01%, respectively.
Interest Expense
Interest expense included in other expenses was $655 million, $647 million and $632 million for the years ended December 31, 2022, 2021 and 2020, respectively. Such amounts do not include interest expense on long-term debt related to the collateral financing arrangement or junior subordinated debt securities. See Notes 14 and 15.
Credit and Committed Facilities
At December 31, 2022, the Company maintained the Credit Facility, as well as certain committed facilities aggregating $3.2 billion (the “Committed Facilities”). When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
Credit Facility
The Company’s Credit Facility is used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. Total fees associated with the Credit Facility were $8 million, $10 million and $14 million for the years ended December 31, 2022, 2021 and 2020, respectively, and were included in other expenses. Information on the Credit Facility at December 31, 2022 was as follows:

Borrower(s)	Expiration		Maximum Capacity	Letters of Credit Issued	Drawdowns	Unused Commitments
			(In millions)
MetLife, Inc. and MetLife Funding, Inc.	February 2026	(1)	$3,000	$263	$—	$2,737
__________________
(1)All borrowings under the Credit Facility must be repaid by February 26, 2026, except that letters of credit outstanding upon termination may remain outstanding until February 26, 2027.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
13. Long-term and Short-term Debt (continued)
Committed Facilities
Letters of credit issued under the Committed Facilities are used for collateral for certain of the Company’s affiliated reinsurance liabilities. Total fees associated with the Committed Facilities, included in other expenses, were $9 million, $12 million and $12 million for the years ended December 31, 2022, 2021 and 2020, respectively. Information on the Committed Facilities at December 31, 2022 was as follows:

Account Party/Borrower(s)	Expiration		Maximum Capacity	Letters of Credit Issued	Drawdowns	Unused Commitments
			(In millions)
MetLife Reinsurance Company of Vermont and MetLife, Inc.	November 2026	(1), (2)	$350	$350	$—	$—
MetLife Reinsurance Company of Vermont and MetLife, Inc.	December 2037	(1), (3)	2,896	2,487	—	409
Total			$3,246	$2,837	$—	$409
__________________
(1)MetLife, Inc. is a guarantor under the applicable facility.
(2)The issuance of additional letters of credit is at the discretion of the counterparty.
(3)Capacity at December 31, 2022 of $2.8 billion increases periodically to a maximum of $2.9 billion in 2024, decreases periodically commencing in 2025 to $2.0 billion in 2037, and decreases to $0 at expiration in December 2037. Unused commitment of $409 million is based on maximum capacity. At December 31, 2022, Brighthouse Financial, Inc. and its subsidiaries (“Brighthouse”), a former subsidiary of MetLife, Inc., is a beneficiary of $2.5 billion of letters of credit issued under this facility and, in consideration, Brighthouse reimburses MetLife, Inc. for a portion of the letter of credit fees.
In addition to the Committed Facilities, see also “— Other Notes” for information on the Credit Agreement.
14. Collateral Financing Arrangement
Information related to the collateral financing arrangement associated with the closed block (See Note 7) was as follows at:

	December 31,
	2022	2021
	(In millions)
Surplus notes outstanding (1)	$716	$766
Receivable from unaffiliated financial institution (1)	$93	$100
Pledged collateral (2)	$43	$38
Assets held in trust (2)	$1,369	$1,388
__________________
(1)Carrying value.
(2)Estimated fair value.
Interest expense on the collateral financing arrangement was $22 million, $11 million and $20 million for the years ended December 31, 2022, 2021 and 2020, respectively, which is included in other expenses.
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
14. Collateral Financing Arrangement (continued)
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
For the years ended December 31, 2022, 2021 and 2020, following regulatory approval, MRC repurchased $50 million, $79 million and $148 million, respectively, in aggregate principal amount of the surplus notes. Payments made by the Company in 2022, 2021 and 2020 associated with the repurchases were exclusive of accrued interest on the surplus notes. In connection with the repurchases for the years ended December 31, 2022, 2021 and 2020, the Company received payments in the aggregate amount of $7 million, $10 million and $20 million, respectively, from the unaffiliated financial institution, which reduced the amount receivable from the unaffiliated financial institution by the same amounts. No other payments related to an increase or decrease in the estimated fair value of the surplus notes were made by MetLife, Inc. or received from the unaffiliated financial institution for the years ended December 31, 2022, 2021 or 2020.
A majority of the proceeds from the offering of the surplus notes was placed in a trust, which is consolidated by the Company, to support MRC’s statutory obligations associated with the assumed closed block liabilities. For the years ended December 31, 2022 and 2021, MRC transferred $119 million and $78 million, respectively, to the trust out of its general account. For the year ended December 31, 2020, MRC transferred $78 million out of the trust to its general account. The assets are principally invested in fixed maturity securities AFS and are presented as such within the Company’s consolidated balance sheets, with the related income included within net investment income on the Company’s consolidated statements of operations.
15. Junior Subordinated Debt Securities
Outstanding Junior Subordinated Debt Securities
Outstanding junior subordinated debt securities and exchangeable surplus trust securities which are exchangeable for junior subordinated debt securities prior to redemption or repayment, were as follows:

						December 31,
						2022			2021
Issuer	Issue Date	Interest Rate (1)	Scheduled Redemption Date	Interest Rate Subsequent to Scheduled Redemption Date (2)	Final Maturity	Face Value	Unamortized Discount and Issuance Costs	Carrying Value	Face Value	Unamortized Discount and Issuance Costs	Carrying Value
						(In millions)
MetLife, Inc.	December 2006	6.400%	December 2036	LIBOR + 2.205%	December 2066	$1,250	$(15)	$1,235	$1,250	$(16)	$1,234
MetLife Capital Trust IV (3)	December 2007	7.875%	December 2037	LIBOR + 3.960%	December 2067	700	(13)	687	700	(13)	687
MetLife, Inc.	April 2008	9.250%	April 2038	LIBOR + 5.540%	April 2068	750	(9)	741	750	(9)	741
MetLife, Inc.	July 2009	10.750%	August 2039	LIBOR + 7.548%	August 2069	500	(5)	495	500	(6)	494
Total						$3,200	$(42)	$3,158	$3,200	$(44)	$3,156
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
Interest expense on outstanding junior subordinated debt securities was $261 million for each of the years ended December 31, 2022, 2021 and 2020, which is included in other expenses.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows at both December 31, 2022 and 2021:

Series	Shares Authorized	Shares Issued and Outstanding
Series A preferred stock	27,600,000	24,000,000
Series D preferred stock	500,000	500,000
Series E preferred stock	32,200	32,200
Series F preferred stock	40,000	40,000
Series G preferred stock	1,000,000	1,000,000
Series A Junior Participating Preferred Stock	10,000,000	—
Not designated	160,827,800	—
Total	200,000,000	25,572,200
In May 2021, MetLife, Inc. delivered a notice of redemption to the holders of MetLife, Inc.’s 5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (the “Series C preferred stock”) pursuant to which it would redeem the remaining 500,000 shares of Series C preferred stock at a redemption price of $1,000 per share. In connection with the redemption, MetLife, Inc. recognized a preferred stock redemption premium of $6 million (calculated as the difference between the carrying value of the Series C preferred stock and the total amount paid by MetLife, Inc. to the holders of the Series C preferred stock in connection with the redemption), which was recorded as a reduction of retained earnings at June 30, 2021. All outstanding shares of Series C preferred stock were redeemed on the dividend payment date of June 15, 2021 for an aggregate redemption price of $500 million in cash.
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
The table below presents the dividend rates of MetLife, Inc.’s preferred stock outstanding at December 31, 2022:

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
The per share and aggregate dividends declared for MetLife, Inc.’s preferred stock were as follows:

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)

	Years Ended December 31,
	2022		2021		2020
Series	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate
	(In millions, except per share data)
A	$1.033	$24	$1.015	$24	$1.015	$24
C (1)	$—	—	$19.085	10	$45.860	59
D	$58.750	29	$58.750	29	$58.750	30
E	$1,406.252	45	$1,406.252	45	$1,406.252	45
F	$1,187.500	48	$1,187.500	48	$1,088.542	44
G	$38.500	39	$39.035	39	$—	—
Total		$185		$195		$202
__________________
(1)Dividends were paid through the dividend payment date of June 15, 2021, when all outstanding shares of Series C preferred stock were redeemed and eliminated.
Common Stock
Issuances
For the years ended December 31, 2022, 2021 and 2020, MetLife, Inc. issued 3,290,998 shares, 4,926,185 shares and 3,933,989 shares of its common stock for $156 million, $195 million and $153 million, respectively, in connection with stock option exercises and other stock-based awards. There were no shares of common stock issued from treasury stock for any of the years ended December 31, 2022, 2021 or 2020.
Repurchase Authorizations
MetLife, Inc. announced that its Board of Directors authorized common stock repurchases as follows:

		Authorization Remaining at
Announcement Date	Authorization Amount	December 31, 2022
	(In millions)
May 4, 2022	$3,000	$1,205
August 4, 2021	$3,000	$—
December 11, 2020	$3,000	$—
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
For the years ended December 31, 2022, 2021 and 2020, MetLife, Inc. repurchased 49,732,851 shares, 72,296,518 shares and 26,361,487 shares under these repurchase authorizations for $3.3 billion, $4.3 billion, and $1.2 billion, respectively. At December 31, 2021, $25 million of the aforementioned 2021 share repurchases were included in other liabilities, and settled in 2022. At December 31, 2022, MetLife, Inc. had $1.2 billion remaining under its May 2022 common stock repurchase authorization.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)
Dividends
For the years ended December 31, 2022, 2021 and 2020, MetLife, Inc. paid dividends on its common stock of $1.6 billion, $1.6 billion and $1.7 billion, respectively. The payment of dividends by MetLife, Inc. to its shareholders is subject to restrictions. See “— Dividend Restrictions — MetLife, Inc.”
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
Stock-Based Compensation Plans
Plans for Employees and Agents
Under the MetLife, Inc. 2015 Stock and Incentive Compensation Plan (the “2015 Stock Plan”), MetLife, Inc. may grant awards to employees and agents in the form of Stock Options, Stock Appreciation Rights, Performance Shares or Performance Share Units, Restricted Stock or Restricted Stock Units, Cash-Based Awards and Stock-Based Awards (each, as applicable, as defined in the 2015 Stock Plan with reference to shares of MetLife, Inc. common stock (“Shares”)). Awards under the 2015 Stock Plan and its predecessor plan, the MetLife, Inc. 2005 Stock and Incentive Compensation Plan (the “2005 Stock Plan”), were outstanding at December 31, 2022. MetLife, Inc. granted all awards to employees and agents in 2022 under the 2015 Stock Plan.
The aggregate number of Shares authorized for issuance under the 2015 Stock Plan at December 31, 2022 was 31,886,521.
MetLife recognizes compensation expense related to each award under the 2005 Stock Plan or 2015 Stock Plan in one of two ways:
•For cash-settled awards and the Performance Shares granted in 2018, MetLife remeasures the compensation expense quarterly.
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
Awards that have become payable in Shares but the issuance of which has been deferred (“Deferred Shares”), payable to employees or agents related to awards under all plans equaled 686,770 Shares at December 31, 2022.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)
The only awards MetLife, Inc. granted under the 2015 Director Stock Plan and its predecessor plan, the MetLife, Inc. 2005 Non-Management Director Stock Compensation Plan (the “2005 Director Stock Plan”), through December 31, 2022 were Stock-Based Awards that vested immediately. As a result, no awards under the 2005 Director Stock Plan or 2015 Director Stock Plan remained outstanding at December 31, 2022.
The aggregate number of Shares authorized for issuance under the 2015 Director Stock Plan at December 31, 2022 was 1,469,329.
MetLife recognizes compensation expense related to awards under the 2015 Director Stock Plan based on the number of Shares awarded.
Deferred Shares payable to Directors related to awards under the 2005 Director Stock Plan, 2015 Director Stock Plan, or earlier applicable plans equaled 323,898 Shares at December 31, 2022.
Compensation Expense Related to Stock-Based Compensation
The components of compensation expense related to stock-based compensation includes compensation expense related to Phantom Stock-Based Awards and excludes the insignificant compensation expense related to the 2015 Director Stock Plan. Those components were:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Stock Options and Unit Options	$7	$9	$6
Performance Shares and Performance Units (1)	108	98	63
Restricted Stock Units and Restricted Units	69	66	58
Total compensation expense	$184	$173	$127
Income tax benefit	$39	$36	$27
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
The following table presents the total unrecognized compensation expense related to stock-based compensation and the expected weighted average period over which these expenses will be recognized at:

	December 31, 2022
	Expense	Weighted Average Period
	(In millions)	(Years)
Stock Options	$3	1.78
Performance Shares	$29	1.68
Restricted Stock Units	$32	1.83
Equity Awards
Stock Options
Stock Options are the contingent right of award holders to purchase Shares at a stated price for a limited time. All Stock Options have an exercise price equal to the closing price of a Share reported on the New York Stock Exchange (“NYSE”) on the date of grant and have a maximum term of 10 years. The majority of Stock Options that MetLife, Inc. has granted have become or will become exercisable at a rate of one-third of each award on each of the first three anniversaries of the grant date. Other Stock Options have become or will become exercisable on the third anniversary of the grant date. Vesting is subject to continued service, except for employees who meet specified age and service criteria and in certain other limited circumstances.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)
Stock Option Activity
A summary of the activity related to Stock Options was as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(Years)	(In millions)
Outstanding at January 1, 2022	4,268,091	$44.02	5.03	$79
Granted	402,976	$68.96
Exercised	(1,259,933)	$37.79
Expired (2)	(6,424)	$33.35
Forfeited (3)	(18,669)	$60.07
Outstanding at December 31, 2022	3,386,041	$49.24	5.58	$78
Vested and expected to vest at December 31, 2022	3,376,464	$49.20	5.57	$78
Exercisable at December 31, 2022	2,533,864	$45.25	4.61	$69
__________________
(1)The intrinsic value of each Stock Option is the closing price on a particular date less the exercise price of the Stock Option, so long as the difference is greater than zero. The aggregate intrinsic value of all outstanding Stock Options is computed using the closing Share price on December 31, 2022 of $72.37 and December 31, 2021 of $62.49, as applicable.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)
The following table presents the weighted average assumptions, with the exception of risk-free rate (which is expressed as a range), that the model uses to determine the fair value of unexercised Stock Options:

	Years Ended December 31,
	2022	2021	2020
Dividend yield	2.78%	3.20%	3.70%
Risk-free rate of return	1.17% - 1.97%	0.08% - 2.48%	1.30% - 1.57%
Expected volatility	26.67%	29.72%	25.55%
Exercise multiple	1.45	1.44	1.44
Post-vesting termination rate	3.58%	3.58%	3.79%
Contractual term (years)	10	10	10
Expected life (years)	6	7	7
Weighted average exercise price of stock options granted	$68.96	$57.43	$47.58
Weighted average fair value of stock options granted	$15.18	$12.76	$9.02
The following table presents a summary of Stock Option exercise activity:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Total intrinsic value of stock options exercised	$40	$60	$29
Cash received from exercise of stock options	$48	$119	$89
Income tax benefit realized from stock options exercised	$8	$13	$6
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
For awards granted for the 2018 – 2020 performance period, the vested Performance Shares will be multiplied by a performance factor of 0% to 175% that the MetLife, Inc. Compensation Committee will determine in its discretion (subject to MetLife, Inc. meeting threshold performance goals related to its adjusted income or total shareholder return). In doing so, the Compensation Committee may consider MetLife, Inc.’s total shareholder return relative to the performance of its competitors and adjusted return on MetLife, Inc.’s common stockholders’ equity relative to its financial plan. MetLife estimates the fair value of Performance Shares each quarter until they become payable. For awards granted for the 2019 – 2021 and later performance periods in progress through December 31, 2022, the vested Performance Shares will be multiplied by a performance factor of 0% to 175% that the MetLife, Inc. Compensation Committee will determine by (a) the Company’s annual adjusted return on equity performance over the three-year period compared to the Company’s three-year business plan goal; (b) the Company’s total shareholder return over the same three-year period compared to a peer group of companies; and (c) a cap of 100% if the Company’s total shareholder return for the three-year period is zero or less. The Compensation Committee will exclude the impact of a “Significant Event” from the Company’s adjusted return on equity or the business plan goal, to the extent the Committee determines in its informed judgment that the event changed the adjusted return on equity performance factor component. “Significant Events” include accounting changes, business combinations, restructuring, nonrecurring tax events, common share issuance or repurchases, catastrophes, litigation and regulatory settlements, asbestos and environmental events, certain specified classes of non-coupon investments, and other significant nonrecurring, infrequent, or unusual items.
The performance factor for the 2019 - 2021 performance period was 141.3%.

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
Performance Share and Restricted Stock Unit Activity
The following table presents a summary of Performance Share and Restricted Stock Unit activity:

	Performance Shares		Restricted Stock Units
	Shares	Weighted Average Fair Value (1)	Units	Weighted Average Fair Value (1)
Outstanding at January 1, 2022	3,848,015	$43.74	2,451,046	$45.39
Granted	978,422	$62.83	893,161	$62.60
Forfeited (2)	(130,371)	$51.20	(127,184)	$52.97
Payable (3)	(1,489,328)	$39.38	(1,217,059)	$43.71
Outstanding at December 31, 2022	3,206,738	$51.26	1,999,964	$53.62
Vested and expected to vest at December 31, 2022	3,161,138	$51.15	1,967,910	$53.56
__________________
(1)Values for awards outstanding at January 1, 2022, represent weighted average number of awards multiplied by their fair value per Share at December 31, 2021. Otherwise, all values represent weighted average of number of awards multiplied by the fair value per Share at December 31, 2022. Fair value of Performance Shares and Restricted Stock Units on December 31, 2022 was equal to Grant Date fair value.
(2)Forfeited awards were either (a) unvested or unexercisable at the end of the awardholder’s employment, where the awardholder did not meet the criteria for post-employment award continuation; or (b) held by awardholders the Company terminated from employment for cause as defined in the terms of the awards.
(3)Includes both Shares paid and Deferred Shares.
Performance Share amounts above represent aggregate awards at target, and do not reflect potential increases or decreases that may result from the performance factor. At December 31, 2022, the performance period for the 2020 — 2022 Performance Share grants was completed, but the performance factor had not yet been determined. Included in the immediately preceding table are 1,174,602 outstanding Performance Shares to which the 2020 — 2022 performance factor will be applied.
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
Liability Award Activity
The following table presents a summary of Liability Awards activity:

	Unit Options	Performance Units	Restricted Units
Outstanding at January 1, 2022	124,986	448,986	514,556
Granted	13,192	115,057	216,980
Exercised	(23,800)	—	—
Expired (1)	(59,647)	—	—
Forfeited (2)	—	(15,223)	(30,580)
Paid	—	(156,900)	(259,401)
Outstanding at December 31, 2022	54,731	391,920	441,555
Vested and expected to vest at December 31, 2022	54,359	382,702	431,164
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)
Performance Units amounts above represent aggregate awards at target, and do not reflect potential increases or decreases that may result from the performance factor. At December 31, 2022, the performance period for the 2020 - 2022 Performance Unit grants was completed, but the performance factor had not yet been determined. Included in the immediately preceding table are 154,904 outstanding Performance Units to which the 2020 - 2022 performance factor will be applied.
Statutory Equity and Income
The states of domicile of MetLife, Inc.’s U.S. insurance subsidiaries each impose risk-based capital (“RBC”) requirements that were developed by the NAIC. American Life does not write business in Delaware or any other U.S. state and, as such, is exempt from RBC requirements by Delaware law. Regulatory compliance is determined by a ratio of a company’s total adjusted capital, calculated in the manner prescribed by the NAIC (“TAC”), to its authorized control level RBC, calculated in the manner prescribed by the NAIC (“ACL RBC”), based on the statutory-based filed financial statements. Companies below specific trigger levels or ratios are classified by their respective levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is twice ACL RBC (“Company Action Level RBC”). While not required by or filed with insurance regulators, the Company also calculates an internally defined combined RBC ratio (“Statement-Based Combined RBC Ratio”), which is determined by dividing the sum of TAC for MetLife, Inc.’s principal U.S. insurance subsidiaries, excluding American Life, by the sum of Company Action Level RBC for such subsidiaries. The Company’s Statement-Based Combined RBC Ratio was in excess of 340% and in excess of 360% at December 31, 2022 and 2021, respectively. In addition, all non-exempted U.S. insurance subsidiaries individually exceeded Company Action Level RBC for all periods presented.
MetLife, Inc.’s foreign insurance operations are regulated by applicable authorities of the jurisdictions in which each entity operates and are subject to minimum capital and solvency requirements in those jurisdictions before corrective action commences. At December 31, 2022 and 2021, the adjusted capital of American Life’s insurance subsidiary in Japan, the Company’s largest foreign insurance operation, was in excess of three times and in excess of four times the 200% solvency margin ratio, respectively, that would require corrective action. Excluding Japan, the aggregate required capital and surplus of the Company’s other foreign insurance operations was $3.3 billion and the aggregate actual regulatory capital and surplus of such operations was $7.4 billion as of the date of the most recent required capital adequacy calculation for each jurisdiction. The Company’s foreign insurance operations exceeded the minimum capital and solvency requirements as of the date of the most recent fiscal year-end capital adequacy calculation for each jurisdiction.
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
New York has adopted certain prescribed accounting practices, primarily consisting of the continuous Commissioners’ Annuity Reserve Valuation Method, which impacts deferred annuities, and the New York Special Considerations Letter, which mandates certain assumptions in asset adequacy testing. The collective impact of these prescribed accounting practices decreased the statutory capital and surplus of MLIC by $1.3 billion and $1.2 billion at December 31, 2022 and 2021, respectively, compared to what capital and surplus would have been had it been measured under NAIC guidance.

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
Statutory net income (loss) was as follows:

		Years Ended December 31,
Company	State of Domicile	2022	2021	2020
		(In millions)
Metropolitan Life Insurance Company	New York	$2,737	$3,513	$3,392
American Life Insurance Company	Delaware	$824	$48	$980
Metropolitan Property and Casualty Insurance Company (1)	Rhode Island	N/A	N/A	$336
Metropolitan Tower Life Insurance Company	Nebraska	$232	$185	$(237)
Other	Various	$91	$76	$84
__________________
(1)See Note 3 for information on the Company’s business dispositions.
Statutory capital and surplus was as follows at:

	December 31,
Company	2022	2021
	(In millions)
Metropolitan Life Insurance Company	$10,869	$11,804
American Life Insurance Company	$5,040	$5,584
Metropolitan Tower Life Insurance Company	$1,896	$1,638
Other	$209	$193
The Company’s U.S. captive life reinsurance subsidiaries, which reinsure risks including the closed block, level premium term life and ULSG assumed from other MetLife subsidiaries, have no state prescribed accounting practices, except for MetLife Reinsurance Company of Vermont (“MRV”).
MRV, with the explicit permission of the Commissioner of Insurance of the State of Vermont, has included, as admitted assets, the value of letters of credit serving as collateral for reinsurance credit taken by various affiliated cedants, in connection with reinsurance agreements entered into between MRV and the various affiliated cedants, which resulted in higher statutory capital and surplus of $2.0 billion at both December 31, 2022 and 2021. MRV’s RBC would have triggered a regulatory event without the use of the state prescribed practice.
The combined statutory net income (loss) of MetLife, Inc.’s U.S. captive life reinsurance subsidiaries was $44 million, $41 million and ($7) million for the years ended December 2022, 2021 and 2020, respectively, and the combined statutory capital and surplus, including the aforementioned prescribed practice, was $726 million and $693 million at December 31, 2022 and 2021, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)
Dividend Restrictions
Insurance Operations
The table below sets forth the dividends permitted to be paid by MetLife, Inc.’s primary insurance subsidiaries without insurance regulatory approval and the actual dividends paid:

	2023	2022	2021
Company	Permitted Without Approval (1)	Paid (2)	Paid (2)
	(In millions)
Metropolitan Life Insurance Company	$2,471	$3,539	$3,393
American Life Insurance Company	$499	$1,289	$1,135
Metropolitan Property and Casualty Insurance Company	N/A	N/A	$35 (3)
Metropolitan Tower Life Insurance Company	$189	$—	$—
__________________
(1)Reflects dividend amounts that may be paid by the end of 2023 without prior regulatory approval.
(2)Reflects all amounts paid, including those where regulatory approval was obtained as required.
(3)Consists of the stock of a subsidiary paid to MetLife, Inc. See Note 3 for information on the Company’s business dispositions.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to MetLife, Inc. was as follows:

	Unrealized Investment Gains (Losses), Net of Related Offsets	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2019	$18,283	$1,698	$(4,927)	$(2,002)	$13,052
OCI before reclassifications	5,775	730	1,002	95	7,602
Deferred income tax benefit (expense)	(1,349)	(257)	(36)	(22)	(1,664)
AOCI before reclassifications, net of income tax	22,709	2,171	(3,961)	(1,929)	18,990
Amounts reclassified from AOCI	(357)	(1,016)	—	86	(1,287)
Deferred income tax benefit (expense)	83	358	—	(20)	421
Amounts reclassified from AOCI, net of income tax	(274)	(658)	—	66	(866)
Sale of subsidiaries, net of income tax (1)	(218)	—	166	—	(52)
Balance at December 31, 2020	22,217	1,513	(3,795)	(1,863)	18,072
OCI before reclassifications	(7,829)	(113)	(1,567)	237	(9,272)
Deferred income tax benefit (expense)	1,918	18	(53)	(46)	1,837
AOCI before reclassifications, net of income tax	16,306	1,418	(5,415)	(1,672)	10,637
Amounts reclassified from AOCI	(125)	250	—	91	216
Deferred income tax benefit (expense)	29	(39)	—	(17)	(27)
Amounts reclassified from AOCI, net of income tax	(96)	211	—	74	189
Sale of subsidiaries, net of income tax (1)	(168)	—	261	—	93
Balance at December 31, 2021	16,042	1,629	(5,154)	(1,598)	10,919
OCI before reclassifications	(49,427)	(583)	(1,629)	188	(51,451)
Deferred income tax benefit (expense)	11,304	89	(16)	(39)	11,338
AOCI before reclassifications, net of income tax	(22,081)	1,135	(6,799)	(1,449)	(29,194)
Amounts reclassified from AOCI	1,607	498	—	93	2,198
Deferred income tax benefit (expense)	(368)	(76)	—	(19)	(463)
Amounts reclassified from AOCI, net of income tax	1,239	422	—	74	1,735
Sale of subsidiaries, net of income tax (1)	(9)	—	387	(2)	376
Balance at December 31, 2022	$(20,851)	$1,557	$(6,412)	$(1,377)	$(27,083)
__________________
(1)See Note 3 for information on the Company’s business dispositions.
For information on offsets to investments related to policyholder liabilities, DAC, VOBA and DSI, see “— Net Unrealized Investment Gains (losses).”

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

	Years Ended December 31,
	2022	2021	2020
AOCI Components	Amounts Reclassified from AOCI			Consolidated Statements of Operations Locations
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(1,802)	$72	$362	Net investment gains (losses)
Net unrealized investment gains (losses)	7	(16)	(24)	Net investment income
Net unrealized investment gains (losses)	188	69	19	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(1,607)	125	357
Income tax (expense) benefit	368	(29)	(83)
Net unrealized investment gains (losses), net of income tax	(1,239)	96	274
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	59	56	36	Net investment income
Interest rate derivatives	41	84	121	Net investment gains (losses)
Interest rate derivatives	4	3	2	Other expenses
Foreign currency exchange rate derivatives	6	8	4	Net investment income
Foreign currency exchange rate derivatives	(609)	(403)	851	Net investment gains (losses)
Foreign currency exchange rate derivatives	1	2	2	Other expenses
Gains (losses) on cash flow hedges, before income tax	(498)	(250)	1,016
Income tax (expense) benefit	76	39	(358)
Gains (losses) on cash flow hedges, net of income tax	(422)	(211)	658
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(104)	(120)	(105)
Amortization of prior service (costs) credit	11	29	19
Amortization of defined benefit plan items, before income tax	(93)	(91)	(86)
Income tax (expense) benefit	19	17	20
Amortization of defined benefit plan items, net of income tax	(74)	(74)	(66)
Total reclassifications, net of income tax	$(1,735)	$(189)	$866
__________________
(1)These AOCI components are included in the computation of net periodic benefit costs. See Note 18.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities AFS, derivatives and other investments and the effect on policyholder liabilities, DAC, VOBA and DSI that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Fixed maturity securities AFS	$(29,262)	$29,461	$44,415
Derivatives	1,976	2,061	1,924
Other	549	389	267
Subtotal	(26,737)	31,911	46,606
Amounts allocated from:
Policyholder liabilities (1)	(1,487)	(4,978)	(10,797)
DAC, VOBA and DSI	4,034	(3,208)	(4,050)
Subtotal	2,547	(8,186)	(14,847)
Deferred income tax benefit (expense)	4,914	(6,031)	(8,009)
Net unrealized investment gains (losses)	(19,276)	17,694	23,750
Net unrealized investment gains (losses) attributable to noncontrolling interests	(18)	(23)	(20)
Net unrealized investment gains (losses) attributable to MetLife, Inc.	$(19,294)	$17,671	$23,730
__________________
(1)Includes unearned revenue liabilities.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
17. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Vision fee for service arrangements (1)	$566	$546	$—
Prepaid legal plans	471	432	395
Fee-based investment management	396	363	318
Recordkeeping and administrative services (2)	168	213	196
Administrative services-only contracts	238	231	218
Other revenue from service contracts from customers	271	289	227
Total revenues from service contracts from customers	2,110	2,074	1,354
Other	524	545	495
Total other revenues	$2,634	$2,619	$1,849
__________________
(1)For information regarding the Company’s acquisition of Versant Health, see Note 3.
(2)Related to products and businesses no longer actively marketed by the Company.
Receivables related to revenues from service contracts from customers were $226 million and $235 million as of December 31, 2022 and 2021, respectively.
Other Expenses
Information on other expenses was as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Employee related costs (1)	$3,520	$3,515	$3,514
Third party staffing costs	1,573	1,423	1,335
General and administrative expenses	700	686	761
Pension, postretirement and postemployment benefit costs	98	147	165
Premium taxes, other taxes, and licenses & fees	608	629	764
Commissions and other variable expenses	5,265	5,463	5,596
Capitalization of DAC	(2,558)	(2,718)	(3,013)
Amortization of DAC and VOBA	1,931	2,555	3,160
Amortization of negative VOBA	(41)	(34)	(45)
Interest expense on debt	938	920	913
Total other expenses	$12,034	$12,586	$13,150
__________________
(1)Includes $93 million, ($144) million and ($147) million for the years ended December 31, 2022, 2021 and 2020, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.
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
The benefit obligations, funded status and net periodic benefit costs related to these pension and other postretirement benefits were comprised of the following:

	December 31, 2022						December 31, 2021
	Pension Benefits			Other Postretirement Benefits			Pension Benefits			Other Postretirement Benefits
	U.S. Plans	Non- U.S. Plans	Total	U.S. Plans	Non- U.S. Plans	Total	U.S. Plans	Non- U.S. Plans	Total	U.S. Plans	Non- U.S. Plans	Total
	(In millions)
Benefit obligations	$8,425	$873	$9,298	$758	$36	$794	$11,086	$1,096	$12,182	$1,099	$39	$1,138
Estimated fair value of plan assets	7,831	463	8,294	1,277	26	1,303	10,392	579	10,971	1,417	26	1,443
Over (under) funded status	$(594)	$(410)	$(1,004)	$519	$(10)	$509	$(694)	$(517)	$(1,211)	$318	$(13)	$305
Net periodic benefit costs	$49	$73	$122	$(43)	$1	$(42)	$97	$97	$194	$(55)	$2	$(53)

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
18. Employee Benefit Plans (continued)
Obligations and Funded Status

	December 31,
	2022		2021
	Pension Benefits (1)	Other Postretirement Benefits	Pension Benefits (1)	Other Postretirement Benefits
	(In millions)
Change in benefit obligations:
Benefit obligations at January 1,	$12,182	$1,138	$12,873	$1,252
Service costs	187	4	215	4
Interest costs	328	34	342	37
Plan participants’ contributions	—	32	—	32
Plan amendments	8	—	1	—
Net actuarial (gains) losses (2)	(2,609)	(289)	(363)	(96)
Acquisition, divestitures, settlements and curtailments	(45)	—	(111)	8
Benefits paid	(630)	(125)	(665)	(99)
Effect of foreign currency translation	(123)	—	(110)	—
Benefit obligations at December 31,	9,298	794	12,182	1,138
Change in plan assets:
Estimated fair value of plan assets at January 1,	10,971	1,443	11,256	1,492
Actual return on plan assets	(2,095)	(43)	310	14
Acquisition, divestitures and settlements	(38)	—	(35)	(1)
Plan participants’ contributions	—	32	—	32
Employer contributions	152	(3)	163	5
Benefits paid	(630)	(125)	(665)	(99)
Effect of foreign currency translation	(66)	(1)	(58)	—
Estimated fair value of plan assets at December 31,	8,294	1,303	10,971	1,443
Over (under) funded status at December 31,	$(1,004)	$509	$(1,211)	$305
Amounts recognized on the consolidated balance sheets:
Other assets	$428	$796	$640	$788
Other liabilities	(1,432)	(287)	(1,851)	(483)
Net amount recognized	$(1,004)	$509	$(1,211)	$305
AOCI:
Net actuarial (gains) losses	$2,277	$(498)	$2,416	$(332)
Prior service costs (credit)	(36)	—	(55)	—
AOCI, before income tax	$2,241	$(498)	$2,361	$(332)
Accumulated benefit obligation	$9,185	N/A	$11,934	N/A
__________________
(1)Includes nonqualified unfunded plans, for which the aggregate PBO was $1.0 billion and $1.3 billion at December 31, 2022 and 2021, respectively.
(2)For the year ended December 31, 2022, significant sources of actuarial (gains) losses for pension and other postretirement benefits include the impact of changes to the financial assumptions, primarily related to an increase in the discount rate, of ($2.6) billion and ($276) million, respectively, and plan experience of $14 million and ($13) million, respectively. For the year ended December 31, 2021, significant sources of actuarial (gains) losses for pension and other postretirement benefits include the impact of changes to the financial assumptions of ($389) million and ($34) million, respectively, demographic assumptions of $0 and ($4) million, respectively, and plan experience of $26 million and ($58) million, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
18. Employee Benefit Plans (continued)
Information for pension plans and other postretirement benefit plans with PBOs and/or accumulated benefit obligations (“ABO”) or APBO in excess of plan assets was as follows at:

	December 31,
	2022	2021	2022	2021	2022	2021
	PBO Exceeds Estimated Fair Value of Plan Assets		ABO Exceeds Estimated Fair Value of Plan Assets		APBO Exceeds Estimated Fair Value of Plan Assets
	(In millions)
Projected benefit obligations	$1,444	$1,840	$1,434	$1,831	N/A	N/A
Accumulated benefit obligations	$1,384	$1,740	$1,384	$1,740	N/A	N/A
Accumulated postretirement benefit obligations	N/A	N/A	N/A	N/A	$562	$813
Estimated fair value of plan assets	$10	$9	$—	$—	$276	$331
Net Periodic Benefit Costs
The components of net periodic benefit costs and other changes in plan assets and benefit obligations recognized in OCI were as follows:

	Years Ended December 31,
	2022		2021		2020
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Net periodic benefit costs:
Service costs	$187	$4	$215	$4	$226	$5
Interest costs	328	34	342	37	363	42
Settlement and curtailment (gains) losses	5	—	(7)	1	10	—
Expected return on plan assets	(516)	(55)	(506)	(56)	(528)	(62)
Amortization of net actuarial (gains) losses	129	(25)	162	(39)	189	(74)
Amortization of prior service costs (credit)	(11)	—	(12)	—	(14)	(3)
Total net periodic benefit costs (credit)	122	(42)	194	(53)	246	(92)
Other changes in plan assets and benefit obligations recognized in OCI:
Net actuarial (gains) losses	2	(191)	(166)	(54)	(35)	(42)
Prior service costs (credit)	8	—	1	(1)	—	—
Amortization of net actuarial (gains) losses	(129)	25	(162)	39	(189)	74
Amortization of prior service costs (credit)	11	—	12	—	14	3
Settlement and curtailment (gains) losses	(5)	—	(10)	10	(10)	—
Exchange rate changes	(7)	—	(8)	—	5	—
Total recognized in OCI	(120)	(166)	(333)	(6)	(215)	35
Total recognized in net periodic benefit costs and OCI	$2	$(208)	$(139)	$(59)	$31	$(57)

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
18. Employee Benefit Plans (continued)
Assumptions
Assumptions used in determining benefit obligations for the U.S. plans were as follows:

	Pension Benefits			Other Postretirement Benefits
December 31, 2022
Weighted average discount rate	5.60%			5.70%
Weighted average interest crediting rate	4.00%			N/A
Rate of compensation increase	2.50%	-	8.00%	N/A
December 31, 2021
Weighted average discount rate	2.95%			3.05%
Weighted average interest crediting rate	3.18%			N/A
Rate of compensation increase	2.50%	-	8.00%	N/A
Assumptions used in determining net periodic benefit costs for the U.S. plans were as follows:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31, 2022
Weighted average discount rate	2.95%			3.05%
Weighted average interest crediting rate	3.43%			N/A
Weighted average expected rate of return on plan assets	5.00%			3.86%
Rate of compensation increase	2.50%	-	8.00%	N/A
Year Ended December 31, 2021
Weighted average discount rate	3.01%			3.14%
Weighted average interest crediting rate	3.24%			N/A
Weighted average expected rate of return on plan assets	5.00%			3.87%
Rate of compensation increase	2.50%	-	8.00%	N/A
Year Ended December 31, 2020
Weighted average discount rate	3.30%			3.45%
Weighted average interest crediting rate	3.38%			N/A
Weighted average expected rate of return on plan assets	5.50%			4.31%
Rate of compensation increase	2.25%	-	8.50%	N/A
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
The weighted average expected rate of return on plan assets for use in that plan’s valuation in 2023 is currently anticipated to be 6.25% for U.S. pension benefits and 4.25% for U.S. other postretirement benefits.
The weighted average interest crediting rate is determined annually based on the plan selected rate, long-term financial forecasts of that rate and the demographics of the plan participants.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
18. Employee Benefit Plans (continued)
The assumed healthcare costs trend rates used in measuring the APBO and net periodic benefit costs were as follows:

	December 31,
	2022		2021
	Before Age 65	Age 65 and older	Before Age 65	Age 65 and older
Following year	5.2%	3.9%	5.1%	3.3%
Ultimate rate to which cost increase is assumed to decline	3.7%	4.5%	3.7%	3.8%
Year in which the ultimate trend rate is reached	2074	2100	2074	2074
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
18. Employee Benefit Plans (continued)
The table below summarizes the actual weighted average allocation of the estimated fair value of total plan assets by asset class at December 31 for the years indicated and the approved target allocation by major asset class at December 31, 2022 for the Invested Plans:

	December 31,
	2022				2021
	U.S. Pension Benefits		U.S. Other Postretirement Benefits (1)		U.S. Pension Benefits	U.S. Other Postretirement Benefits (1)
	Target	Actual Allocation	Target	Actual Allocation	Actual Allocation	Actual Allocation
Asset Class
Fixed maturity securities AFS	85%	83%	95%	96%	84%	95%
Equity securities (2)	7%	6%	5%	4%	7%	5%
Alternative securities (3)	8%	11%	—%	—%	9%	—%
Total assets		100%		100%	100%	100%
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
18. Employee Benefit Plans (continued)
The pension and other postretirement plan assets measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy are summarized as follows:

	December 31, 2022
	Pension Benefits				Other Postretirement Benefits
	Fair Value Hierarchy				Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
Corporate	$—	$2,946	$55	$3,001	$—	$205	$—	$205
U.S. government bonds	1,462	45	—	1,507	68	—	—	68
Foreign bonds	—	769	—	769	—	61	—	61
Federal agencies	87	190	—	277	3	1	—	4
Municipals	—	159	—	159	—	15	—	15
Short-term investments	12	384	—	396	463	396	—	859
Other (1)	92	598	3	693	8	36	—	44
Total fixed maturity securities AFS	1,653	5,091	58	6,802	542	714	—	1,256
Equity securities	416	151	3	570	47	—	—	47
Other investments	40	1	855	896	—	—	—	—
Derivative assets	21	1	4	26	—	—	—	—
Total assets	$2,130	$5,244	$920	$8,294	$589	$714	$—	$1,303

	December 31, 2021
	Pension Benefits				Other Postretirement Benefits
	Fair Value Hierarchy				Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
Corporate	$—	$4,305	$—	$4,305	$—	$222	$—	$222
U.S. government bonds	1,824	80	—	1,904	69	—	—	69
Foreign bonds	—	1,115	1	1,116	—	51	—	51
Federal agencies	—	83	—	83	—	10	—	10
Municipals	—	248	—	248	—	8	—	8
Short-term investments	142	484	—	626	486	482	—	968
Other (1)	155	627	1	783	14	45	—	59
Total fixed maturity securities AFS	2,121	6,942	2	9,065	569	818	—	1,387
Equity securities	601	283	11	895	55	—	—	55
Other investments	42	1	954	997	1	—	—	1
Derivative assets	14	—	—	14	—	—	—	—
Total assets	$2,778	$7,226	$967	$10,971	$625	$818	$—	$1,443
__________________

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
18. Employee Benefit Plans (continued)
(1)Other primarily includes money market securities, mortgage-backed securities, collateralized mortgage obligations and ABS & CLO.
A rollforward of all pension and other postretirement benefit plan assets measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS:
	Foreign Bonds	Corporate	Other	Equity Securities	Other Investments	Derivative Assets
	(In millions)
Balance, January 1, 2021	$—	$—	$—	$—	$708	$—
Realized gains (losses)	—	—	—	—	—	—
Unrealized gains (losses)	—	—	—	—	63	—
Purchases, sales, issuances and settlements, net	1	—	1	11	183	—
Transfers into and/or out of Level 3	—	—	—	—	—	—
Balance, December 31, 2021	$1	$—	$1	$11	$954	$—
Realized gains (losses)	—	—	—	—	—	—
Unrealized gains (losses)	—	(1)	—	—	54	1
Purchases, sales, issuances and settlements, net	—	56	3	(8)	(153)	3
Transfers into and/or out of Level 3	(1)	—	(1)	—	—	—
Balance, December 31, 2022	$—	$55	$3	$3	$855	$4

Expected Future Contributions and Benefit Payments
It is the subsidiaries’ practice to make contributions to the U.S. qualified pension plan to comply with minimum funding requirements of ERISA. In accordance with such practice, no contributions are expected to be required for 2023. The subsidiaries do not expect to make any discretionary contributions to the qualified pension plan in 2023. For information on employer contributions, see “— Obligations and Funded Status.”
Benefit payments due under the U.S. nonqualified pension plans are primarily funded from the subsidiaries’ general assets as they become due under the provisions of the plans, and therefore benefit payments equal employer contributions. The U.S. subsidiaries expect to make contributions of $90 million to fund the benefit payments in 2023.
Postretirement benefits are either: (i) not vested under law; (ii) a non-funded obligation of the subsidiaries; or (iii) both. Current regulations do not require funding for these benefits. The subsidiaries use their general assets, net of participant’s contributions, to pay postretirement medical claims as they come due. As permitted under the terms of the governing trust document, the subsidiaries may be reimbursed from plan assets for postretirement medical claims paid from their general assets. The U.S. subsidiaries expect to make contributions of $20 million towards benefit obligations in 2023 to pay postretirement medical claims.
Gross benefit payments for the next 10 years, which reflect expected future service where appropriate, are expected to be as follows:

	Pension Benefits	Other Postretirement Benefits
	(In millions)
2023	$713	$66
2024	$722	$63
2025	$727	$62
2026	$742	$61
2027	$745	$59
2028-2032	$3,747	$279

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
18. Employee Benefit Plans (continued)
Defined Contribution Plans
Certain subsidiaries sponsor defined contribution plans under which a portion of employee contributions are matched. These subsidiaries contributed $46 million, $88 million and $95 million for the years ended December 31, 2022, 2021 and 2020, respectively.
19. Income Tax
The provision for income tax was as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Current:
U.S. federal	$159	$62	$271
U.S. state and local	45	38	27
Non-U.S.	1,074	795	882
Subtotal	1,278	895	1,180
Deferred:
U.S. federal	536	837	(115)
U.S. state and local	—	(2)	1
Non-U.S.	(1,513)	(179)	443
Subtotal	(977)	656	329
Provision for income tax expense (benefit)	$301	$1,551	$1,509
The Company’s income (loss) before income tax expense (benefit) was as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Income (loss):
U.S.	$2,681	$4,841	$2,970
Non-U.S.	178	3,285	3,957
Total	$2,859	$8,126	$6,927

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Income Tax (continued)
The reconciliation of the income tax provision at the U.S. statutory rate to the provision for income tax as reported was as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Tax provision at U.S. statutory rate	$601	$1,706	$1,455
Tax effect of:
Dividend received deduction	(20)	(40)	(34)
Tax-exempt income	15	(36)	(45)
Prior year tax (1), (2)	(15)	(127)	(27)
Low income housing tax credits	(143)	(178)	(202)
Other tax credits	(44)	(46)	(45)
Foreign tax rate differential (3), (4), (5)	(110)	267	414
Change in valuation allowance	—	1	(5)
Other, net	17	4	(2)
Provision for income tax expense (benefit)	$301	$1,551	$1,509
__________________
(1)As discussed further below, prior year tax primarily includes non-cash benefits related to uncertain tax positions of $32 million and $117 million for the years ended December 31, 2022 and 2021, respectively.
(2)For the year ended December 31, 2020, prior year tax primarily includes a $40 million tax benefit related to an Internal Revenue Service (“IRS”) audit matter.
(3)For the year ended December 31, 2022, foreign tax rate differential includes tax charges of $12 million related to the U.S. tax on Global Intangible Low-Taxed Income (“GILTI”) of which $33 million is a current year charge offset by a $21 million tax benefit revising the 2021 estimate.
(4)For the year ended December 31, 2021, foreign tax rate differential includes tax charges of $50 million related to the disposition of MetLife Poland and Greece, $41 million related to the sale of MetLife Seguros and $30 million related to the U.S. tax on GILTI, which included a $42 million 2021 charge offset by a $12 million tax benefit revising the 2020 estimate. See Note 3 for information on the Company’s business dispositions.
(5)For the year ended December 31, 2020, foreign tax rate differential includes tax charges of $60 million and $24 million related to the sales of MetLife Seguros de Retiro and MetLife Russia, respectively, and $43 million related to the U.S. tax on GILTI. See Note 3 for information on the Company’s business dispositions.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Income Tax (continued)
Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2022	2021
	(In millions)
Deferred income tax assets:
Policyholder liabilities and receivables	$1,496	$3,787
Net operating loss carryforwards (1)	238	235
Employee benefits	475	583
Capital loss carryforwards	15	9
Tax credit carryforwards (2)	590	825
Net unrealized investment losses	5,319	—
Litigation-related and government mandated	90	95
Other	67	—
Total gross deferred income tax assets	8,290	5,534
Less: Valuation allowance (1)	291	299
Total net deferred income tax assets	7,999	5,235
Deferred income tax liabilities:
Investments, including derivatives	1,691	4,167
Intangibles	1,096	1,188
Net unrealized investment gains	—	5,551
DAC	2,707	3,471
Other	—	362
Total deferred income tax liabilities	5,494	14,739
Net deferred income tax asset (liability)	$2,505	$(9,504)
__________________
(1)The Company has recorded a deferred tax asset of $238 million related to U.S. state and non-U.S. net operating loss carryforwards and an offsetting valuation allowance for the year ended December 31, 2022. Certain net operating loss carryforwards will expire between 2023 and 2042, whereas others have an unlimited carryforward period.
(2)Tax credit carryforwards for the year ended December 31, 2022 primarily reflect general business credits expiring between 2039 and 2042 and are increased by $44 million related to unrecognized tax benefits.
The Company has not provided for U.S. deferred taxes on the remaining excess of book bases over tax bases of certain investments in non-U.S. subsidiaries that are essentially permanent in duration. The amount of deferred tax liability related to the Company’s remaining basis difference in these non-U.S. subsidiaries was $302 million at December 31, 2022.
The Company files income tax returns with the U.S. federal government and various U.S. state and local jurisdictions, as well as non-U.S. jurisdictions. The Company is under continuous examination by the IRS and other tax authorities in jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction and subsidiary. The Company is no longer subject to U.S. federal, state, or local income tax examinations for years prior to 2017. In material non-U.S. jurisdictions, the Company is no longer subject to income tax examinations for years prior to 2015.
In 2021, the Company filed amended Federal income tax returns with the IRS for MetLife, Inc. and subsidiaries for tax years 2014 through 2016. In 2022, the IRS reviewed and acknowledged acceptance of the 2014 through 2016 amended Federal income tax returns and closed the years to further audit. Accordingly, in 2022, the Company recorded a non-cash

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Income Tax (continued)
benefit to net income of $70 million, net of tax, comprised of a $67 million tax benefit recorded in provision for income tax expense (benefit) and a $4 million interest benefit ($3 million, net of tax) included in other expenses.
In 2021, the Company filed amended Federal income tax returns with the IRS for MetLife, Inc. and subsidiaries for tax years 2010 through 2013. In 2021, the IRS reviewed and acknowledged acceptance of the 2010 through 2013 amended Federal income tax returns and closed the years to further audit. Accordingly, in 2021, the Company recorded a non-cash benefit to net income of $53 million in provision for income tax expense (benefit). In addition, in 2021, the IRS concluded its Federal income tax audit of American Life for tax years 2010 through 2013. Accordingly, in 2021, the Company recorded a non-cash benefit to net income of $42 million, net of tax, comprised of a $34 million tax benefit recorded in provision for income tax expense (benefit) and a $10 million interest benefit ($8 million, net of tax) included in other expenses.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Balance at January 1,	$163	$272	$256
Additions for tax positions of prior years	42	19	16
Reductions for tax positions of prior years (1)	(93)	(112)	(1)
Additions for tax positions of current year	22	5	12
Reductions for tax positions of current year	(3)	(18)	—
Settlements with tax authorities	(2)	(3)	(1)
Lapses of statute of limitations	—	—	(10)
Balance at December 31,	$129	$163	$272
Unrecognized tax benefits that, if recognized, would impact the effective rate	$80	$103	$203
__________________
(1)    The decreases in 2022 and 2021 are primarily related to non-cash benefits from tax audit settlements.
The Company classifies interest accrued related to unrecognized tax benefits in interest expense, included within other expenses.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Income Tax (continued)
Interest was as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Interest expense (benefit) recognized on the consolidated statements of operations (1)	$—	$(36)	$12

		December 31,
		2022	2021
		(In millions)
Interest included in other liabilities on the consolidated balance sheets		$15	$15
__________________
(1)    For the year ended December 31, 2021, the interest benefit is primarily related to a tax audit settlement of $10 million which was recorded in other expenses and a reclassification of $26 million to current income tax payable.
20. Earnings Per Common Share
The following table presents the weighted average shares, basic earnings per common share and diluted earnings per common share:

	Years Ended December 31,
	2022	2021	2020
	(In millions, except per share data)
Weighted Average Shares:
Weighted average common stock outstanding - basic	803.2	862.7	907.8
Incremental common shares from assumed exercise or issuance of stock-based awards	5.7	6.7	5.4
Weighted average common stock outstanding - diluted	808.9	869.4	913.2
Net Income (Loss):
Net income (loss)	$2,558	$6,575	$5,418
Less: Net income (loss) attributable to noncontrolling interests	19	21	11
Less: Preferred stock dividends	185	195	202
Preferred stock redemption premium	—	6	14
Net income (loss) available to MetLife, Inc.’s common shareholders	$2,354	$6,353	$5,191
Basic	$2.93	$7.36	$5.72
Diluted	$2.91	$7.31	$5.68
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
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. In certain circumstances where liabilities have been established there may be coverage under one or more corporate insurance policies, pursuant to which there may be an insurance recovery. Insurance recoveries are recognized as gains when any contingencies relating to the insurance claim have been resolved, which is the earlier of when the gains are realized or realizable. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at December 31, 2022. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some matters, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of December 31, 2022, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $125 million.
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
The approximate total number of asbestos personal injury claims pending against MLIC as of the dates indicated, the approximate number of new claims during the years ended on those dates and the approximate total settlement payments made to resolve asbestos personal injury claims at or during those years are set forth in the following table:

	December 31,
	2022	2021	2020
	(In millions, except number of claims)
Asbestos personal injury claims at year end	58,073	58,785	60,618
Number of new claims during the year	2,610	2,824	2,496
Settlement payments during the year (1)	$50.5	$53.0	$52.9
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
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its recorded liability for asbestos-related claims to $320 million at December 31, 2022. The recorded liability was $372 million at December 31, 2021.

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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $3.4 billion and $4.6 billion at December 31, 2022 and 2021, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $9.4 billion and $9.1 billion at December 31, 2022 and 2021, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities and guarantees to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $329 million, with a cumulative maximum of $634 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities or guarantees.
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
The Company’s recorded liabilities were $20 million at both December 31, 2022 and 2021, for indemnities and guarantees.
22. Subsequent Events
Senior Notes
In February 2023, MetLife, Inc. redeemed for cash and canceled $1.0 billion aggregate principal amount of its outstanding 4.368% senior notes due September 2023.
In January 2023, MetLife, Inc. issued $1.0 billion of senior notes due January 2054 which bear interest at a fixed rate of 5.250%, payable semi-annually. In connection with the issuance, MetLife, Inc. incurred $11 million of related costs which will be amortized over the term of the senior notes.

MetLife, Inc.
Schedule I
Consolidated Summary of Investments —
Other Than Investments in Related Parties
December 31, 2022
(In millions)

Types of Investments	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities AFS:
Bonds:
Foreign government	$50,047	$46,747	$46,747
U.S. government and agency	35,658	32,229	32,229
Public utilities	11,476	10,717	10,717
Municipals	13,548	12,152	12,152
All other corporate bonds	135,710	120,916	120,916
Total bonds	246,439	222,761	222,761
Mortgage-backed, asset-backed and collateralized loan obligations securities	58,610	53,050	53,050
Redeemable preferred stock	976	969	969
Total fixed maturity securities AFS	306,025	276,780	276,780
Unit-linked and FVO Securities	9,106	9,668	9,668
Equity securities:
Common stock:
Industrial, miscellaneous and all other	335	504	504
Banks, trust and insurance companies	1,012	1,036	1,036
Public utilities	—	2	2
Non-redeemable preferred stock	148	142	142
Total equity securities	1,495	1,684	1,684
Mortgage loans	84,290		83,763
Policy loans	8,874		8,874
Real estate and real estate joint ventures	12,955		12,955
Real estate acquired in satisfaction of debt	182		182
Other limited partnership interests	14,414		14,414
Short-term investments	4,870		4,935
Other invested assets	20,064		20,038
Total investments	$462,275		$433,293
__________________
(1)Unit-linked and FVO Securities are primarily equity securities (including mutual funds) and fixed maturity securities. Amortized cost for fixed maturity securities AFS, Unit-linked and FVO Securities, mortgage loans, policy loans and short-term investments represents original cost reduced by repayments and adjusted for amortization of premium or accretion of discount; for equity securities, cost represents original cost; for real estate, cost represents original cost reduced by impairments and depreciation; for real estate joint ventures and other limited partnership interests, cost represents original cost reduced for impairments and adjusted for equity in earnings and distributions.

MetLife, Inc.
Schedule II
Condensed Financial Information
(Parent Company Only)
December 31, 2022 and 2021
(In millions, except share and per share data)

	2022	2021
Condensed Balance Sheets
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $3,877 and $2,742, respectively)	$3,729	$2,745
Other invested assets, at estimated fair value	376	314
Total investments	4,105	3,059
Cash and cash equivalents	1,290	1,961
Accrued investment income	20	4
Investment in subsidiaries	39,895	80,165
Loans to subsidiaries	95	35
Other assets	724	798
Total assets	$46,129	$86,022
Liabilities and Stockholders’ Equity
Liabilities
Payables for collateral under derivatives transactions	$154	$153
Long-term debt — unaffiliated	13,588	12,814
Long-term debt — affiliated	1,676	1,884
Junior subordinated debt securities	2,465	2,463
Other liabilities	1,206	1,226
Total liabilities	19,089	18,540
Stockholders’ Equity
Preferred stock, par value $0.01 per share; $3,905 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,189,831,471 and 1,186,540,473 shares issued, respectively; 779,098,414 and 825,540,267 shares outstanding, respectively	12	12
Additional paid-in capital	33,616	33,511
Retained earnings	41,953	41,197
Treasury stock, at cost; 410,733,057 and 361,000,206 shares, respectively	(21,458)	(18,157)
Accumulated other comprehensive income (loss)	(27,083)	10,919
Total stockholders’ equity	27,040	67,482
Total liabilities and stockholders’ equity	$46,129	$86,022
See accompanying notes to the condensed financial information.

MetLife, Inc.
Schedule II
Condensed Financial Information — (continued)
(Parent Company Only)
Years Ended December 31, 2022, 2021 and 2020
(In millions)

	2022	2021	2020
Condensed Statements of Operations
Revenues
Net investment income	$58	$25	$50
Other revenues	17	19	29
Net investment gains (losses)	332	1,655	(154)
Net derivative gains (losses)	129	116	(61)
Total revenues	536	1,815	(136)
Expenses
Interest expense	829	847	833
Other expenses	79	207	154
Total expenses	908	1,054	987
Income (loss) before provision for income tax and equity in earnings of subsidiaries	(372)	761	(1,123)
Provision for income tax (expense) benefit	37	(202)	267
Equity in earnings of subsidiaries	2,874	5,995	6,263
Net income (loss)	2,539	6,554	5,407
Less: Preferred stock dividends	185	195	202
Preferred stock redemption premium	—	6	14
Net income (loss) available to common shareholders	$2,354	$6,353	$5,191
Comprehensive income (loss)	$(35,463)	$(599)	$10,427
See accompanying notes to the condensed financial information.

MetLife, Inc.
Schedule II
Condensed Financial Information — (continued)
(Parent Company Only)
Years Ended December 31, 2022, 2021 and 2020
(In millions)

	2022	2021	2020
Condensed Statements of Cash Flows
Cash flows from operating activities
Net income (loss)	$2,539	$6,554	$5,407
Earnings of subsidiaries	(2,874)	(5,995)	(6,263)
Dividends from subsidiaries	5,168	4,830	3,970
(Gains) losses on investments and from sales of businesses, net	(332)	(1,655)	154
Other, net	(73)	23	211
Net cash provided by (used in) operating activities	4,428	3,757	3,479
Cash flows from investing activities
Sales and maturities of fixed maturity securities available-for-sale	1,609	5,078	3,693
Purchases of fixed maturity securities available-for-sale	(2,757)	(4,371)	(3,858)
Cash received in connection with freestanding derivatives	296	111	71
Cash paid in connection with freestanding derivatives	(103)	(27)	(100)
Sales of businesses	—	3,902	—
Purchases of businesses	—	—	(1,875)
Expense paid on behalf of subsidiaries	(10)	(15)	(15)
Receipts on loans to subsidiaries	150	195	100
Issuances of loans to subsidiaries	(210)	(230)	—
Returns of capital from subsidiaries	8	13	16
Capital contributions to subsidiaries	(5)	(88)	(422)
Net change in short-term investments	—	156	4
Other, net	15	9	(2)
Net cash provided by (used in) investing activities	(1,007)	4,733	(2,388)
Cash flows from financing activities
Net change in payables for collateral under derivative transactions	1	88	49
Long-term debt issued	1,000	496	1,246
Long-term debt repaid	—	(996)	(251)
Treasury stock acquired in connection with share repurchases	(3,326)	(4,303)	(1,151)
Preferred stock issued, net of issuance costs	—	—	1,961
Redemption of preferred stock	—	(494)	(989)
Preferred stock redemption premium	—	(6)	(14)
Dividends on preferred stock	(185)	(195)	(202)
Dividends on common stock	(1,598)	(1,647)	(1,657)
Other, net	16	87	(19)
Net cash provided by (used in) financing activities	(4,092)	(6,970)	(1,027)
Change in cash and cash equivalents	(671)	1,520	64
Cash and cash equivalents, beginning of year	1,961	441	377
Cash and cash equivalents, end of year	$1,290	$1,961	$441

MetLife, Inc.
Schedule II
Condensed Financial Information — (continued)
(Parent Company Only)
Years Ended December 31, 2022, 2021 and 2020
(In millions)

	2022	2021	2020
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$800	$853	$815
Income tax:
Amounts paid to (received from) subsidiaries, net	$(214)	$(110)	$(392)
Income tax paid (received) by MetLife, Inc., net	85	128	96
Total income tax, net	$(129)	$18	$(296)
Non-cash transactions:
Dividends from subsidiary	$—	$14	$341
Returns of capital from subsidiaries	$12	$7	$13
Capital contributions to subsidiaries	$11	$15	$1

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
The preparation of these condensed unconsolidated financial statements in conformity with GAAP requires management to adopt accounting policies and make certain estimates and assumptions. The most important of these estimates and assumptions relate to the fair value measurements, the accounting for goodwill and the provision for potential losses that may arise from litigation and regulatory proceedings and tax audits, which may affect the amounts reported in the condensed unconsolidated financial statements and accompanying notes. Actual results could differ from these estimates.
2. Investment in Subsidiaries
In April 2021, MetLife, Inc. received $3.9 billion in cash in connection with the disposition of MetLife P&C.
In December 2020, MetLife, Inc. paid $1.8 billion in cash in connection with the acquisition of Versant Health.
See Note 3 of the Notes to the Consolidated Financial Statements for additional information on acquisitions and dispositions.
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
During 2022 and 2021, under an existing credit facility, MetLife Services and Solutions, LLC issued $150 million and $195 million, respectively, in short-term notes to MetLife, Inc. which were repaid by September 2022 and August 2021, respectively. The short-term notes bore interest at six-month LIBOR plus 1.00%.
In December 2022 and 2021, Missouri Reinsurance, Inc. (“MoRe”), issued to MetLife, Inc. a $60 million 5.23% promissory note and a $35 million 2.12% promissory note, respectively. Both notes are payable semi-annually and mature in December 2024.
Interest income earned on loans to subsidiaries of $2 million, $1 million and $2 million for the years ended December 31, 2022, 2021 and 2020, respectively, is included in net investment income.

MetLife, Inc.
Schedule II
Notes to the Condensed Financial Information — (continued)
(Parent Company Only)
4. Long-term Debt
Long-term debt outstanding was as follows:

	Interest Rates (1)							December 31,
	Range			Weighted Average	Maturity			2022	2021
	(Dollars in millions)
Senior notes — unaffiliated (2)	0.50%	-	6.50%	4.42%	2023	-	2052	$13,588	$12,814
Senior notes — affiliated	1.59%	-	6.56%	1.98%	2023	-	2031	1,676	1,884
Total								$15,264	$14,698
__________________
(1)Range of interest rates and weighted average interest rates are for the year ended December 31, 2022.
(2)Net of $83 million and $77 million of unamortized issuance costs and net premiums and discounts at December 31, 2022 and 2021, respectively.
See Notes 13 and 22 of the Notes to the Consolidated Financial Statements for additional information.
The aggregate maturities of long-term debt at December 31, 2022 for the next five years and thereafter are $1.3 billion in 2023, $1.4 billion in 2024, $1.2 billion in 2025, $508 million in 2026, $0 in 2027 and $10.8 billion thereafter.
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
Interest Expense
Interest expense was comprised of the following:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Long-term debt — unaffiliated	$583	$590	$570
Long-term debt — affiliated	37	47	52
Collateral financing arrangements	4	5	6
Junior subordinated debt securities	205	205	205
Total	$829	$847	$833
See Notes 14 and 15 of the Notes to the Consolidated Financial Statements for information on the collateral financing arrangement and junior subordinated debt securities.

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
MetLife, Inc. guarantees the obligations of MrB in an aggregate amount up to $1.0 billion, under a reinsurance agreement with MetLife Europe d.a.c., in respect of MrB’s reinsurance of the guaranteed living benefits and guaranteed death benefits associated with certain Unit-linked investments issued by MetLife Europe d.a.c.
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
MetLife, Inc. guarantees obligations arising from OTC-bilateral derivatives of MrB. MrB is exposed to various risks relating to its ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. MrB uses a variety of strategies to manage these risks, including the use of derivatives. Further, MrB’s derivatives are subject to industry standard netting agreements and collateral agreements that limit the unsecured portion of any open derivative position. On a net counterparty basis at December 31, 2022 and 2021, derivative transactions with positive mark-to-market values (in-the-money) were $174 million and $255 million, respectively, and derivative transactions with negative mark-to-market values (out-of-the-money) were $181 million and $116 million, respectively. To secure the obligations represented by the out-of-the-money transactions, MrB had provided collateral to its counterparties with an estimated fair value of $181 million and $114 million at December 31, 2022 and 2021, respectively. Accordingly, unsecured derivative liabilities guaranteed by MetLife, Inc. were $0 and $2 million at December 31, 2022 and 2021, respectively.
MetLife, Inc. also guarantees the obligations of certain of its subsidiaries under committed facilities with third-party banks. See Note 13 of the Notes to the Consolidated Financial Statements.

MetLife, Inc.
Schedule III
Consolidated Supplementary Insurance Information
December 31, 2022 and 2021
(In millions)

Segment	DAC and VOBA	Future Policy Benefits, Other Policy-Related Balances and Policyholder Dividend Obligation	Policyholder Account Balances	Policyholder Dividends Payable	Unearned Premiums (1), (2)	Unearned Revenue (1)
2022
U.S.	$459	$91,767	$79,926	$—	$352	$36
Asia	13,384	41,308	84,215	72	1,889	3,677
Latin America	2,211	12,181	5,493	—	2	829
EMEA	1,593	3,391	7,244	—	14	530
MetLife Holdings	5,308	74,181	26,226	315	158	195
Corporate & Other	28	1,051	(22)	—	—	—
Total	$22,983	$223,879	$203,082	$387	$2,415	$5,267
2021
U.S.	$440	$85,108	$77,891	$—	$325	$38
Asia	9,339	42,103	83,736	85	2,386	790
Latin America	2,021	10,541	5,023	—	1	797
EMEA	1,623	3,639	9,392	—	21	553
MetLife Holdings	2,607	76,523	27,450	393	159	190
Corporate & Other	31	1,240	(19)	—	—	—
Total	$16,061	$219,154	$203,473	$478	$2,892	$2,368
__________________
(1)Amounts are included within the future policy benefits, other policy-related balances and policyholder dividend obligation column.
(2)Includes premiums received in advance.

MetLife, Inc.
Schedule III
Consolidated Supplementary Insurance Information — (continued)
Years Ended December 31, 2022, 2021 and 2020
(In millions)

Segment	Premiums and Universal Life and Investment-Type Product Policy Fees	Net Investment Income	Policyholder Benefits and Claims and Interest Credited to Policyholder Account Balances	Amortization of DAC and VOBA Charged to Other Expenses	Other Expenses (1)
2022
U.S.	$36,706	$6,980	$38,056	$59	$3,894
Asia	7,367	3,571	6,347	1,042	1,593
Latin America	4,401	1,318	4,046	339	1,057
EMEA	2,324	(864)	126	340	780
MetLife Holdings	4,198	4,690	5,735	142	1,629
Corporate & Other	(14)	221	(6)	9	1,851
Total	$54,982	$15,916	$54,304	$1,931	$10,804
2021
U.S.	$28,363	$7,738	$29,987	$158	$3,707
Asia	8,308	5,110	7,295	1,404	1,751
Latin America	3,718	1,207	3,442	285	989
EMEA	2,825	932	2,162	382	900
MetLife Holdings	4,514	6,157	6,571	317	1,839
Corporate & Other	37	251	35	9	1,721
Total	$47,765	$21,395	$49,492	$2,555	$10,907
2020
U.S.	$28,335	$6,563	$27,966	$471	$3,716
Asia	8,554	3,931	7,249	1,468	1,825
Latin America	3,257	991	2,857	276	971
EMEA	2,709	697	1,623	452	860
MetLife Holdings	4,757	4,900	6,983	485	1,976
Corporate & Other	25	35	(3)	8	1,732
Total	$47,637	$17,117	$46,675	$3,160	$11,080
______________
(1)Includes other expenses and policyholder dividends, excluding amortization of DAC and VOBA charged to other expenses.

MetLife, Inc.
Schedule IV
Consolidated Reinsurance
December 31, 2022, 2021 and 2020
(Dollars in millions)

	Gross Amount	Ceded	Assumed	Net Amount	% Amount Assumed to Net
2022
Life insurance in-force	$5,371,318	$390,521	$647,646	$5,628,443	11.5%
Insurance premium
Life insurance (1)	$31,656	$1,422	$2,518	$32,752	7.7%
Accident & health insurance	16,801	715	519	16,605	3.1%
Property and casualty insurance	46	6	—	40	—%
Total insurance premium	$48,503	$2,143	$3,037	$49,397	6.1%
2021
Life insurance in-force	$5,273,869	$394,023	$662,901	$5,542,747	12.0%
Insurance premium
Life insurance (1)	$23,597	$1,490	$2,346	$24,453	9.6%
Accident & health insurance	16,752	639	553	16,666	3.3%
Property and casualty insurance	910	28	8	890	0.9%
Total insurance premium	$41,259	$2,157	$2,907	$42,009	6.9%
2020
Life insurance in-force	$5,222,988	$442,381	$597,903	$5,378,510	11.1%
Insurance premium
Life insurance (1)	$23,629	$1,620	$1,809	$23,818	7.6%
Accident & health insurance	14,958	516	208	14,650	1.4%
Property and casualty insurance	3,614	63	15	3,566	0.4%
Total insurance premium	$42,201	$2,199	$2,032	$42,034	4.8%
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
Management, including the CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of December 31, 2022.
There were no changes to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management evaluated the design and operating effectiveness of the Company’s internal control over financial reporting based on the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In the opinion of management, MetLife, Inc. maintained effective internal control over financial reporting as of December 31, 2022.
Deloitte has issued its report on its audit of the effectiveness of internal control over financial reporting, which is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of MetLife, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of MetLife, Inc. and subsidiaries (the "Company") as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 23, 2023, expressed an unqualified opinion on those financial statements.

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
February 23, 2023

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this Item pertaining to Directors is incorporated herein by reference to MetLife, Inc.’s definitive proxy statement for the Annual Meeting of Shareholders to be held on June 20, 2023, to be filed by MetLife, Inc. with the SEC pursuant to Regulation 14A within 120 days after the year ended December 31, 2022 (the “2023 Proxy Statement”).
The information called for by this Item pertaining to Executive Officers appears in “Business — Information About Our Executive Officers” in this Annual Report on Form 10-K.
The Company has adopted the MetLife Financial Management Code of Business Ethics (the “Financial Management Code”), a “code of ethics” as defined under the rules of the SEC, that applies to MetLife, Inc.’s CEO, CFO, Chief Accounting Officer and all professionals in finance and finance-related departments. In addition, the Company has adopted the Directors’ Code of Business Ethics (the “Directors’ Code”) which applies to all members of Board of Directors, including the CEO, and the Company’s Code of Business Ethics, which applies to all employees of the Company, including MetLife, Inc.’s CEO, CFO and Chief Accounting Officer. These codes are available on the Company’s website at www.metlife.com/about-us/corporate-governance/corporate-conduct/. The Company intends to satisfy any disclosure obligations under Item 5.05 of Form 8-K by posting information on the Company’s website at the address given above.
Item 11. Executive Compensation
The information called for by this Item is incorporated herein by reference to the 2023 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this Item pertaining to ownership of shares of MetLife, Inc.’s common stock (“Shares”) is incorporated herein by reference to the 2023 Proxy Statement.

The following table provides information at December 31, 2022, regarding MetLife, Inc.’s equity compensation plans:
Equity Compensation Plan Information at December 31, 2022

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (3)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	12,008,464	$49.24	33,355,850
Equity compensation plans not approved by security holders	None	—	None
Total	12,008,464	$49.24	33,355,850
______________
(1)     Column (a) reflects the following items outstanding as of December 31, 2022:

Stock Options	3,386,041
Restricted Stock Units	1,999,964
Performance Shares (assuming future payout at maximum performance factor)	5,611,791
Deferred Shares	1,010,668
Shares that will or may be issued	12,008,464
As of December 31, 2022:
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
The maximum performance factor for Performance Shares granted in 2015 through 2022 was 175%. The number of Performance Shares outstanding as of December 31, 2022 at target (100%) performance factor was 3,206,738.
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
(2)    Column (b) reflects the weighted average exercise price of all Stock Options under any plan that, as of December 31, 2022, had been granted but not forfeited, expired, or exercised. Performance Shares, Restricted Stock Units, and Deferred Shares are not included in determining the weighted average in column (b) because they have no exercise price.

(3)    Column (c) reflects the following items outstanding as of December 31, 2022:

Number of Shares
At January 15, 2015, the effective date of the 2015 Stock Plan and 2015 Director Stock Plan:
Shares newly authorized for issuance under the 2015 Stock Plan	11,750,000
Shares remaining authorized for issuance under the 2005 Stock Plan or other plans that were not covered by awards (i)	18,023,959
Shares authorized for issuance under the 2015 Director Stock Plan (ii)	1,642,208
Net shares added to the 2015 Stock Plan and 2015 Director Stock Plan authorizations in light of the Separation (iii)	3,979,727
Total Shares authorized for issuance at January 1, 2015 and net shares added in light of the Separation	35,395,894
Additional Shares recovered for issuance (iv) in:
2015 - 2021	31,545,071
2022	2,350,180
Total Shares recovered for issuance since January 1, 2015	33,895,251
Less: Shares covered by new awards and new imputed reinvested dividends on Deferred Shares (v) in:
2015 - 2021	32,867,851
2022	3,067,444
Total Shares covered by new awards and new imputed reinvested dividends on Deferred Shares since January 1, 2015	35,935,295
Shares remaining available for future issuance under the 2015 Stock Plan and 2015 Director Stock Plan	33,355,850
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

Each Share MetLife, Inc. issues in connection with awards granted under the 2005 Stock Plan other than Stock Options or Stock Appreciation Rights (such as Shares payable on account of Performance Shares or Restricted Stock Units under that plan, including any Deferred Shares resulting from such awards) reduces the number of Shares remaining for issuance by 1.179 (“2005 Stock Plan Share Award Ratio”). Each Share MetLife, Inc. issues in connection with a Stock Option or Stock Appreciation Right granted under the 2005 Stock Plan, or in connection with any award under any other plan for employees and agents (including any Deferred Shares resulting from such awards), reduces the number of Shares remaining for issuance by 1.0. (“Standard Award Ratio”). Shares related to awards that are recovered, and therefore authorized for issuance under the 2015 Stock Plan, are recovered with consideration of the 2005 Stock Plan Share Award Ratio and Standard Award Ratio, as applicable. Each Share MetLife, Inc. issues under the 2005 Director Stock Plan or 2015 Director Stock Plan (including any Deferred Shares resulting from such awards) reduces the number of Shares remaining for issuance under that plan by one. Shares related to awards that are recovered, and therefore authorized for issuance under the 2015 Director Stock Plan are recovered with consideration of this ratio. If MetLife, Inc. was to grant a Share-settled Stock Appreciation Right under the 2015 Stock Plan and the award holder exercised it, only the number of Shares MetLife, Inc. issued, net of the Shares tendered, if any, would be deemed delivered for purposes of determining the maximum number of Shares MetLife, Inc. may issue under the 2015 Stock Plan.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by this Item is incorporated herein by reference to the 2023 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information called for by this item is incorporated herein by reference to the 2023 Proxy Statement.

Part IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
1. Financial Statements
The financial statements are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 144.
2. Financial Statement Schedules
The financial statement schedules are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 144.
3. Exhibits
The exhibits are listed in the Exhibit Index which begins on page 319.
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

4.15	Form of Stock Certificate, 3.850% Fixed Rate Reset Non-Cumulative Preferred Stock, Series G, of MetLife, Inc.	8-K	001-15787	4.1	September 10, 2020

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
4.16	Deposit Agreement, dated January 15, 2020, among MetLife, Inc., Computershare Inc. and Computershare Trust Company, N.A., collectively, as depositary, and the holders from time to time of the depositary receipts described therein.	8-K	001-15787	4.1	January 15, 2020

4.17	Form of Depositary Receipt, Depositary Shares each representing a 1/1,000th interest in a share of 4.75% Non-Cumulative Preferred Stock, Series F, of MetLife, Inc.	8-K	001-15787	4.3	January 15, 2020

4.18	Description of Securities.					X

	Certain instruments defining the rights of holders of long-term debt of MetLife, Inc. and its consolidated subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. MetLife, Inc. hereby agrees to furnish to the Securities and Exchange Commission, upon request, copies of such instruments.

10.1.1	MetLife Policyholder Trust Agreement.	S-1	333-91517	10.12	November 23, 1999

10.1.2	Amendment to MetLife Policyholder Trust Agreement.	10-K	001-15787	10.62	February 27, 2013

10.2	Amended and Restated Credit Agreement, dated as of February 26, 2021, amending and restating the Five-Year Credit Agreement, dated as of August 4, 2017, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto.	8-K	001-15787	10.1	March 2, 2021

10.3	Purchase Agreement by and among MetLife, Inc. and Massachusetts Mutual Life Insurance Company, dated as of February 28, 2016.	10-Q	001-15787	10.1	May 6, 2016

10.4	Tax Separation Agreement, dated as of July 27, 2017, by and among MetLife, Inc. and its affiliates and Brighthouse Financial, Inc. and its affiliates.	8-K	001-15787	10.1	August 7, 2017

10.5	MetLife, Inc. 2015 Non-Management Director Stock Compensation Plan, effective January 1, 2015.*	S-8	333-198141	4.1	August 14, 2014

10.6.1	MetLife Non-Management Director Deferred Compensation Plan (as amended and restated, effective January 1, 2005, implemented November 2012).*	S-8	333-214710	4.1	November 18, 2016

10.6.2	Amendment to MetLife Non-Management Director Deferred Compensation Plan (as amended and restated, effective January 1, 2005, implemented November 2020).*	10-K	001-15787	10.6.2	February 19, 2021

10.7	MetLife, Inc. Director Indemnity Plan (dated and effective July 22, 2008).*	10-K	001-15787	10.94	February 27, 2014

10.8.1	Form of Agreement to Protect Corporate Property executed by Michel Khalaf, effective April 9, 2012.*	10-K	001-15787	10.15	February 25, 2016

10.8.2	Form of Agreement to Protect Corporate Property executed by Ricardo A. Anzaldua, John C. R. Hele, Frans Hijkoop, and Esther Lee on May 25, 2016; Steven A. Kandarian on May 31, 2016; Steven J. Goulart on June 2, 2016; Maria M. Morris on June 8, 2016; Martin J. Lippert on July 6, 2016; Susan Podlogar, effective July 10, 2017; and Ramy Tadros, effective September 11, 2017.*	10-Q	001-15787	10.1	August 5, 2016

10.9	MetLife Executive Severance Plan (as amended and restated, effective June 14, 2010).*	10-K	001-15787	10.1	February 27, 2015

10.10	MetLife Performance-Based Compensation Recoupment Policy (effective as amended and restated November 1, 2017).*	8-K	001-15787	10.1	November 6, 2017

10.11.1	MetLife, Inc. 2015 Stock and Incentive Compensation Plan, effective January 1, 2015 (the “2015 SIC Plan”).*	S-8	333-198145	4.1	August 14, 2014

10.11.2	MetLife, Inc. 2005 Stock and Incentive Compensation Plan, effective April 15, 2005 (the “2005 SIC Plan”).*	10-K	001-15787	10.24	February 27, 2015

10.12	MetLife Annual Variable Incentive Plan (effective as amended and restated January 1, 2015).*	8-K	001-15787	10.11	December 11, 2014

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.13.1	MetLife International Unit Option Incentive Plan (as amended and restated December 3, 2012).*	8-K	001-15787	10.11	February 15, 2013

10.13.2	MetLife International Unit Option Incentive Plan, dated July 21, 2011 (as amended and restated effective February 23, 2011).*	10-K	001-15787	10.24	March 1, 2017

10.14.1	Form of Stock Option Agreement under the 2005 SIC Plan effective February 11, 2013.*	8-K	001-15787	10.9	February 15, 2013

10.14.2	Form of Stock Option Agreement (Three-Year “Cliff” Exercisability) under the 2005 SIC Plan effective February 11, 2013.*	8-K	001-15787	10.10	February 15, 2013

10.14.3	Form of Management Stock Option Agreement under the 2005 SIC Plan effective as of April 25, 2007.*	10-K	001-15787	10.24	February 27, 2013

10.14.4	Amendment to Stock Option Agreements under the 2005 SIC Plan effective as of April 25, 2007.*	10-K	001-15787	10.25	February 27, 2013

10.14.5	Form of Stock Option Agreement (Ratable Exercisability in Thirds) under the 2015 SIC Plan, effective January 1, 2015 *	8-K	001-15787	10.7	December 11, 2014

10.14.6	Form of Stock Option Agreement (Three-Year “Cliff” Exercisability) under the 2015 SIC Plan, effective January 1, 2015 *	8-K	001-15787	10.8	December 11, 2014

10.14.7	Form of Management Stock Option Agreement under the 2005 SIC Plan effective December 15, 2009.*	10-K	001-15787	10.28	February 27, 2015

10.14.8	Form of Stock Option Agreement (Ratable Exercisability in Thirds) under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.101	February 25, 2016

10.14.9	Form of Stock Option Agreement (Three-Year “Cliff” Exercisability) under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.102	February 25, 2016

10.15.1	Form of Unit Option Agreement under the MetLife International Unit Option Incentive Plan effective February 11, 2013.*	8-K	001-15787	10.12	February 15, 2013

10.15.2	Form of Unit Option Agreement (Three-Year “Cliff” Exercisability) under the MetLife International Unit Option Incentive Plan, effective February 11, 2013.*	8-K	001-15787	10.13	February 15, 2013

10.15.3	Form of Unit Option Agreement (Ratable Exercisability in Thirds) under the 2015 SIC Plan, effective January 1, 2015.*	8-K	001-15787	10.9	December 11, 2014

10.15.4	Form of Unit Option Agreement (Three-Year “Cliff” Exercisability) under the 2015 SIC Plan, effective January 1, 2015.*	8-K	001-15787	10.10	December 11, 2014

10.15.5	Form of Unit Option Agreement (Ratable Exercisability in Thirds) under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.103	February 25, 2016

10.15.6	Form of Unit Option Agreement (Three-Year “Cliff” Exercisability) under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.104	February 25, 2016

10.15.7	Form of Unit Option Agreement under the MetLife International Unit Option Incentive Plan effective February 23, 2011.*	10-K	001-15787	10.25	March 1, 2017

10.16.1	Form of Restricted Stock Unit Agreement (Ratable Period of Restriction Ends in Thirds; Code Section 162(m) Goals) under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.97	February 25, 2016

10.16.2	Form of Restricted Stock Unit Agreement (Three-Year “Cliff” Period of Restriction; No Code Section 162(m) Goals) under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.98	February 25, 2016

10.16.3	Form of Restricted Stock Unit Agreement (Ratable Period of Restriction Ends in Thirds) under the 2015 SIC Plan, effective February 27, 2018.*	8-K	001-15787	10.3	February 20, 2018

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.16.4	Form of Restricted Stock Unit Agreement (Three-Year “Cliff” Period of Restriction) under the 2015 SIC Plan, effective February 27, 2018.*	8-K	001-15787	10.4	February 20, 2018

10.17.1	Form of Restricted Unit Agreement (Ratable Period of Restriction Ends in Thirds; Code Section 162(m) Goals) under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.99	February 25, 2016

10.17.2	Form of Restricted Unit Agreement (Three-Year “Cliff” Period of Restriction; No Code Section 162(m) Goals) under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.100	February 25, 2016

10.17.3	Form of Restricted Unit Agreement (Ratable Period of Restriction Ends in Thirds) under the 2015 SIC Plan, effective February 27, 2018.*	8-K	001-15787	10.5	February 20, 2018

10.17.4	Form of Restricted Unit Agreement (Three-Year “Cliff” Period of Restriction) under the 2015 SIC Plan, effective February 27, 2018.*	8-K	001-15787	10.6	February 20, 2018

10.18.1	Form of Performance Share Agreement under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.95	February 25, 2016

10.18.2	Form of Performance Share Agreement under the 2015 SIC Plan, effective February 27, 2018.*	8-K	001-15787	10.1	February 20, 2018

10.18.3	Form of Performance Share Agreement under the 2015 SIC Plan, effective January 1, 2019. *	8-K	001-15787	10.1	December 13, 2018

10.18.4	Form of Performance Share Agreement under the 2015 SIC Plan, effective December 10, 2019.*	10-K	001-15787	10.18.5	February 21, 2020

10.18.5	Form of Performance Share Agreement under the 2015 SIC Plan, effective February 23, 2021.*	10-K	001-15787	10.18.5	February 19, 2021

10.18.6	Form of Performance Share Agreement under the 2015 SIC Plan, effective February 28, 2023.*					X

10.19.1	Form of Performance Unit Agreement under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.96	February 25, 2016

10.19.2	Form of Performance Unit Agreement under the 2015 SIC Plan, effective February 27, 2018.*	8-K	001-15787	10.2	February 20, 2018

10.19.3	Form of Performance Unit Agreement under the 2015 SIC Plan, effective January 1, 2019. *	8-K	001-15787	10.2	December 13, 2018

10.19.4	Form of Performance Unit Agreement under the 2015 SIC Plan, effective December 10, 2019.*	10-K	001-15787	10.19.5	February 21, 2020

10.19.5	Form of Performance Unit Agreement under the 2015 SIC Plan, effective February 23, 2021.*	10-K	001-15787	10.19.5	February 19, 2021

10.19.6	Form of Performance Unit Agreement under the 2015 SIC Plan, effective February 28, 2023.*					X

10.20.1	Award Agreement Supplement, effective January 1, 2016.*	10-K	001-15787	10.105	February 25, 2016

10.20.2	Award Agreement Supplement, effective February 27, 2018.*	8-K	001-15787	10.7	February 20, 2018

10.20.3	Award Agreement Supplement, effective February 23, 2021.*	10-K	001-15787	10.20.3	February 19, 2021

10.21.1	MetLife Auxiliary Pension Plan, dated August 7, 2006 (as amended and restated, effective June 30, 2006).*	10-K	001-15787	10.60	March 1, 2017

10.21.2	MetLife Auxiliary Pension Plan, dated December 21, 2006 (amending and restating Part I thereof, effective January 1, 2007).*	10-K	001-15787	10.61	March 1, 2017

10.21.3	MetLife Auxiliary Pension Plan, dated December 21, 2007 (amending and restating Part I thereof, effective January 1, 2008).*	10-K	001-15787	10.95	February 27, 2013

10.21.4	Amendment #1 to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated October 24, 2008 (effective October 1, 2008).*	10-K	001-15787	10.98	February 27, 2014

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.21.5	Amendment Number Two to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated December 12, 2008 (effective December 31, 2008).*	10-K	001-15787	10.99	February 27, 2014

10.21.6	Amendment Number Three to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008) dated March 25, 2009 (effective January 1, 2009).*	10-K	001-15787	10.71	February 25, 2016

10.21.7	Amendment Number Four to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated December 16, 2009 (effective January 1, 2010).*	10-K	001-15787	10.102	February 27, 2015

10.21.8	Amendment Number Five to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated December 21, 2010 (effective January 1, 2010).*	10-K	001-15787	10.73	February 25, 2016

10.21.9	Amendment Number Six to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated December 20, 2012 (effective January 1, 2012).*	10-K	001-15787	10.101	February 27, 2013

10.21.10	Amendment Number Seven to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated December 27, 2013 (effective December 10, 2013).*	10-K	001-15787	10.69	March 1, 2017

10.21.11	Amendment Number 6 to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated March 5, 2018 (effective March 15, 2018).*	10-Q	001-15787	10.9	May 8, 2018

10.21.12	Amendment Number 8 to the MetLife Auxiliary Retirement Plan (as amended and restated, effective January 1, 2008, formerly referred to as the “MetLife Auxiliary Pension Plan” until March 15, 2018), dated September 4, 2018 (effective March 15, 2018).*	10-Q	001-15787	10.2	November 8, 2018

10.21.13	Amendment Number Nine to the MetLife Auxiliary Retirement Plan (as amended and restated, effective January 1, 2008), dated September 26, 2018 (effective January 1, 2023).*	10-Q	001-15787	10.3	November 8, 2018

10.21.14	Amendment Number Ten to the MetLife Auxiliary Retirement Plan (as amended and restated, effective January 1, 2008), dated November 6, 2019 (effective November 1, 2019).*	10-K	001-15787	10.21.14	February 18, 2022

10.21.15	Amendment Number 11 to the MetLife Auxiliary Retirement Plan (as amended and restated, effective January 1, 2008), dated April 7, 2021 (effective April 7, 2021).*	10-K	001-15787	10.21.15	February 18, 2022

10.22.1	Alico Overseas Pension Plan, dated January 2009.*	10-K	001-15787	10.70	March 1, 2017

10.22.2	Amendment Number One to the Alico Overseas Pension Plan (effective November 1, 2010), dated December 20, 2010.*	10-K	001-15787	10.71	March 1, 2017

10.22.3	Amendment Number Two to the Alico Overseas Pension Plan (effective as of November 1, 2011), dated December 13, 2011.*	10-K	001-15787	10.72	March 1, 2017

10.22.4	Amendment Number Three to the Alico Overseas Pension Plan, dated May 1, 2012 (effective January 1, 2012).*	8-K	001-15787	10.1	May 4, 2012

10.22.5	Amendment Number Four to the Alico Overseas Pension Plan, dated June 19, 2017, effective July 1, 2017.*	10-Q	001-15787	10.6	November 6, 2017

10.23	MetLife Deferred Compensation Plan For Globally Mobile Employees, effective July 31, 2014, for which Michel Khalaf became eligible July 1, 2017.*	10-Q	001-15787	10.4	November 6, 2017

10.24.1	Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008), dated December 20, 2007 (effective January 1, 2008).*	10-K	001-15787	10.72	February 27, 2013

10.24.2	Amendment 1 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated, Effective January 1, 2008), dated December 9, 2008 (effective January 1, 2008).*	10-K	001-15787	10.74	February 27, 2015

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.24.3	Amendment Number 2 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008), dated December 21, 2010 (effective January 1, 2010).*	10-K	001-15787	10.48	February 25, 2016

10.24.4	Amendment Number 3 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008), dated December 19, 2012 (effective January 1, 2012 and January 1, 2013).*	10-K	001-15787	10.75	February 27, 2013

10.24.5	Amendment Number 4 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008), dated December 17, 2013 (effective July 1, 2013 and January 1, 2014).*	10-K	001-15787	10.77	February 27, 2014

10.24.6	Amendment Number 5 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008), dated March 5, 2018 (effective March 15, 2018).*	10-Q	001-15787	10.8	May 8, 2018

10.24.7	Amendment Number 6 to the MetLife Auxiliary Match Plan (Amended and Restated Effective January 1, 2008, formerly referred to as the “Metropolitan Life Auxiliary Savings and Investment Plan” until March 15, 2018), dated December 23, 2020 (effective January 1, 2020).*	10-K	001-15787	10.24.7	February 18, 2022

10.24.8	Amendment Number 7 to the MetLife Auxiliary Match Plan (Amended and Restated Effective January 1, 2008), dated April 7, 2021 (effective April 7, 2021).*	10-K	001-15787	10.24.8	February 18, 2022

10.25.1	MetLife Deferred Compensation Plan for Officers, as amended and restated, effective November 1, 2003.*	10-K	001-15787	10.78	February 27, 2014

10.25.2	Amendment Number One to the MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003), dated May 4, 2005.*	10-K	001-15787	10.52	February 25, 2016

10.25.3	Amendment Number Two to the MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003, effective December 14, 2005).*	10-K	001-15787	10.53	February 25, 2016

10.25.4	Amendment Number Three to the MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003, effective February 26, 2007).*	10-K	001-15787	10.45	March 1, 2017

10.26.1	MetLife Leadership Deferred Compensation Plan, dated November 2, 2006 (as amended and restated, effective with respect to salary and cash incentive compensation, January 1, 2005, and with respect to stock compensation, April 15, 2005).*	10-K	001-15787	10.46	March 1, 2017

10.26.2	Amendment Number One to the MetLife Leadership Deferred Compensation Plan, dated December 13, 2007 (effective as of December 31, 2007).*	10-K	001-15787	10.81	February 27, 2013

10.26.3	Amendment Number Two to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2008 (effective December 31, 2008).*	10-K	001-15787	10.84	February 27, 2014

10.26.4	Amendment Number Three to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2009 (effective January 1, 2010).*	10-K	001-15787	10.85	February 27, 2015

10.26.5	Amendment Number Four to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2009 (effective December 31, 2009).*	10-K	001-15787	10.86	February 27, 2015

10.26.6	Amendment Number Five to the MetLife Leadership Deferred Compensation Plan, dated December 16, 2010 (effective January 1, 2011).*	10-K	001-15787	10.60	February 25, 2016

10.26.7	Amendment Number Six to the MetLife Leadership Deferred Compensation Plan, dated December 27, 2011 (effective January 1, 2011).*	10-K	001-15787	10.52	March 1, 2017

10.26.8	Amendment Number Seven to the MetLife Leadership Deferred Compensation Plan, dated December 26, 2012 (effective January 1, 2013).*	10-K	001-15787	10.53	March 1, 2017

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.26.9	Amendment Number Eight to the MetLife Leadership Deferred Compensation Plan, dated December 17, 2013 (effective January 1, 2014).*	10-K	001-15787	10.54	March 1, 2017

10.26.10	Amendment Number Nine to the MetLife Leadership Deferred Compensation Plan, dated December 30, 2014 (effective January 1, 2015).*	10-K	001-15787	10.88	February 27, 2015

10.26.11	Amendment Number Ten to the MetLife Leadership Deferred Compensation Plan, dated September 30, 2016 (effective October 1, 2016).*	10-K	001-15787	10.56	March 1, 2017

10.26.12	Amendment Number Eleven to the MetLife Leadership Deferred Compensation Plan, dated September 30, 2016 (effective October 1, 2016).*	10-K	001-15787	10.57	March 1, 2017

10.26.13	Amendment Number Twelve to the MetLife Leadership Deferred Compensation Plan, dated December 19, 2017 (effective January 1, 2017 and April 1, 2017).*	10-K	001-15787	10.29.13	February 22, 2019

10.26.14	Amendment Number Thirteen to the MetLife Leadership Deferred Compensation Plan, dated December 4, 2018 (effective January 1, 2019).*	10-K	001-15787	10.26.14	February 22, 2019

10.26.15	Amendment Number Fourteen to the MetLife Leadership Deferred Compensation Plan, dated April 7, 2021 (effective April 7, 2021).*	10-K	001-15787	10.26.15	February 18, 2022

10.27.1	MetLife Plan for Transition Assistance for Officers, dated April 21, 2014 (as amended and restated, effective April 1, 2014 (the “MPTA”)).*	10-Q	001-15787	10.2	August 8, 2014

10.27.2	Amendment Number One to the MPTA, dated December 30, 2014 (effective January 1, 2015).*	10-K	001-15787	10.111	February 27, 2015

10.27.3	Amendment Number Two to the MPTA, dated March 30, 2016 (effective April 1, 2016).*	10-K	001-15787	10.77	March 1, 2017

10.27.4	Amendment Number Three to the MPTA, dated June 30, 2016 (effective June 30, 2016).*	10-K	001-15787	10.78	March 1, 2017

10.27.5	Amendment Number Four to the MPTA, dated October 24, 2016 (effective October 31, 2016).*	10-K	001-15787	10.79	March 1, 2017

10.27.6	Amendment Number Five to the MPTA, dated November 3, 2016 (effective October 1, 2016).*	10-K	001-15787	10.80	March 1, 2017

10.27.7	Amendment Number Six to the MPTA, dated July 20, 2017 (effective July 1, 2017).*	10-K	001-15787	10.31.7	February 22, 2019

10.27.8	Amendment Number Seven to the MPTA, dated May 1, 2018 (effective May 1, 2018).*	10-K	001-15787	10.31.8	February 22, 2019

10.27.9	Amendment Number Eight to the MPTA, dated September 6, 2018 (effective October 1, 2018).*	10-K	001-15787	10.31.9	February 22, 2019

10.27.10	Amendment Number Nine to the MPTA, dated November 15, 2018 (effective October 15, 2018).*	10-K	001-15787	10.31.10	February 22, 2019

10.27.11	Amendment Number Ten to the MPTA, dated November 15, 2018 (effective October 15, 2018).*	10-K	001-15787	10.31.11	February 22, 2019

10.27.12	Amendment Number Ten to the MPTA, dated December 23, 2020 (effective January 1, 2021).*	10-K	001-15787	10.27.12	February 18, 2022

10.27.13	Amendment Number Eleven to the MPTA, dated March 3, 2021 (effective March 1, 2021).*	10-K	001-15787	10.27.13	February 18, 2022

10.27.14	Amendment Number Twelve to the MPTA, dated April 7, 2021 (effective March 1, 2021 and April 7, 2021).*	10-K	001-15787	10.27.14	February 18, 2022

10.27.15	Amendment Number Thirteen to the MPTA, dated April 30, 2021 (effective April 12, 2021).*	10-K	001-15787	10.27.15	February 18, 2022

10.28.1	Adjustment of certain compensation terms for Michel Khalaf, effective July 1, 2012.*	10-Q	001-15787	10.2	November 7, 2012

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.28.2	Tax Equalization Agreement dated June 10, 2015 between MetLife, Inc. and Michel Khalaf.*	10-Q	001-15787	10.1	August 6, 2015

10.28.3	Offer Letter, dated March 25, 2009, between American Life Insurance Company and Michel Khalaf.*	10-K	001-15787	10.2	March 1, 2017

10.28.4	Letter of Understanding, dated June 15, 2017, effective July 1, 2017, with Michel Khalaf.*	10-Q	001-15787	10.3	November 6, 2017

10.28.5	MetLife, Inc. and Metropolitan Life Insurance Company Compensation Committee and Board of Directors Resolutions of June 13, 2017 approving Michel Khalaf’s eligibility to participate in the MetLife Deferred Compensation Plan For Globally Mobile Employees.*	10-Q	001-15787	10.5	November 6, 2017

10.28.6	Amendment Number 1 to Letter of Understanding, Dated February 26, 2019, Effective February 27, 2019, with Michel Khalaf *	8-K	001-15787	10.1	March 5, 2019

10.28.7	Confirmation of End of Employment and Waiver and Release of Claims, Effective March 4, 2019, with Michel Khalaf *	8-K	001-15787	10.2	March 5, 2019

10.29	Sign-on Payments Letter, dated May 24, 2017, effective July 10, 2017, between MetLife Group, Inc. and Susan Podlogar.*	10-Q	001-15787	10.1	November 6, 2017

10.30	Sign-on Payments Letter, dated June 14, 2017, effective September 11, 2017, between MetLife Group, Inc. and Ramy Tadros.*	10-Q	001-15787	10.2	November 6, 2017

10.31	Letter Agreement entered May 4, 2018 between MetLife, Inc. and John McCallion.*	8-K	001-15787	10.1	May 7, 2018

10.32.1	Letter of Understanding, dated August 23, 2018, effective September 1, 2018, with Kishore Ponnavolu.*	10-Q	001-15787	10.1	November 8, 2018

10.32.2	Description of Agreement between Kishore Ponnavolu and MetLife, Inc. dated April 23, 2019.*	10-Q	001-15787	10.1	November 5, 2019

10.33	Sign-on Payments Letter, dated August 14, 2019, effective November 19, 2019, between MetLife Group, Inc. and Bill Pappas.*	10-K	001-15787	10.35	February 21, 2020

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of Deloitte & Touche LLP.					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					X

Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X
_________
* Indicates management contracts or compensatory plans or arrangements.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
February 23, 2023

METLIFE, INC.

By	/s/ Michel A. Khalaf
Name: Michel A. Khalaf
Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cheryl W. Grisé	Director	February 23, 2023
Cheryl W. Grisé

/s/ Carlos M. Gutierrez	Director	February 23, 2023
Carlos M. Gutierrez

/s/ Carla A. Harris	Director	February 23, 2023
Carla A. Harris

/s/ Gerald L. Hassell	Director	February 23, 2023
Gerald L. Hassell

/s/ David L. Herzog	Director	February 23, 2023
David L. Herzog

/s/ R. Glenn Hubbard	Chairman of the Board	February 23, 2023
R. Glenn Hubbard

/s/ Edward J. Kelly, III	Director	February 23, 2023
Edward J. Kelly, III

/s/ William E. Kennard	Director	February 23, 2023
William E. Kennard

/s/ Catherine R. Kinney	Director	February 23, 2023
Catherine R. Kinney

/s/ Diana L. McKenzie	Director	February 23, 2023
Diana L. McKenzie

/s/ Denise M. Morrison	Director	February 23, 2023
Denise M. Morrison

/s/ Mark A. Weinberger	Director	February 23, 2023
Mark A. Weinberger

Signature	Title	Date

/s/ Michel A. Khalaf	President, Chief Executive Officer and Director (Principal Executive Officer)
Michel A. Khalaf		February 23, 2023

/s/ John D. McCallion	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
John D. McCallion		February 23, 2023

/s/ Tamara L. Schock	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)
Tamara L. Schock		February 23, 2023